Form 10-Q
period 2011-04-03
Tornier N.V.
filed 2011-05-16
CIK 1492658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2011

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 1-35065

TORNIER N.V.

(Exact name of registrant as specified in its charter)

The Netherlands	98-0509600
(State or Other Jurisdiction	(IRS Employer
of Incorporation or Organization)	Identification Number)

Fred Roeskestraat 123
1076 EE Amsterdam, The Netherlands	None
(Address of Principal Executive Offices)	(Zip Code)

(+ 31) 20 675 4002

 (Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  ☐ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

As of May 12, 2011, there were 39,040,006 ordinary shares outstanding.

TORNIER N.V.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED APRIL 3, 2011

On January 28, 2011, Tornier B.V., a private company with limited liability (besloten vennootschap met beperkte aansprakelijkheid) changed its legal form by converting to Tornier N.V., a public company with limited liability (naamloze vennootschap).  This is referred to as the “conversion” in this report.

References to “Tornier,” “Company,” “we,” “our” or “us” in this report refer to Tornier B.V. and its subsidiaries prior to the conversion and to Tornier N.V. and its subsidiaries upon and after the conversion, unless the context otherwise requires.

This report contains references to among others, our trademarks Aequalis®, Ascend™, Piton®, ArthroTunneler® and Tornier™. All other trademarks or trade names referred to in this report are the property of their respective owners.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements.” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements other than statements of historical fact included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements including, in particular, the statements about our plans, objectives, strategies and prospects regarding, among other things, our financial condition, results of operations and business. We have identified some of these forward-looking statements with words like “believe,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate” or “continue” other words and terms of similar meaning and the use of future dates. These forward-looking statements may be contained throughout this report, including but not limited to statements under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements are based on current expectations about future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control and could cause our actual results to differ materially from those matters expressed or implied by our forward-looking statements. Forward-looking statements (including oral representations) are only predictions or statements of current plans and can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including, among other things, risks associated with:

•                  a history of operating losses and negative cash flow;

•                  not successfully developing and marketing new products and technologies and implementing our business strategy;

•                  successful competition against our existing or potential competitors;

•                  deriving a significant portion of our revenues from operations in international markets that are subject to political, economic and social instability;

•                  our private label manufacturers failing to provide us with sufficient supply of their products, or failing to meet appropriate quality requirements;

•                  the loss of one of our key suppliers, which may result in our inability to meet customer orders for our products in a timely manner or within our budget;

•                  our patents and other intellectual property rights not adequately protecting our products, which may result in our loss of market share to our competitors;

•                  the incurrence of significant expenditures of resources to maintain relatively high levels of inventory, which can reduce our cash flows;

•                  turmoil in the credit markets and the financial services industry may negatively affect our business;

•                  the inability to raise capital when needed, which could force us to delay, reduce, eliminate or abandon our commercialization efforts or product development programs;

•                  restrictive covenants in our outstanding debt agreements that may limit our operating flexibility;

•                  consolidation in the healthcare industry that could lead to demands for price concessions or to the exclusion of some suppliers from certain of our markets, which could have an adverse effect on our business, financial condition or results of operations;

•                  regulatory clearances or approvals and the extensive regulatory requirements to which we are subject;

•                  the compliance of our products with the laws and regulations of the foreign countries in which they are marketed, which compliance may be costly and time-consuming; and

•                  the use, misuse or off-label use of our products that may harm our image in the marketplace or result in injuries that lead to product liability suits, which could be costly to our business or result in U.S. Food and Drug Administration (FDA) sanctions.

For more information regarding these and other uncertainties and factors that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements or otherwise could materially adversely affect our business, financial condition or operating results, see our annual report on Form 10-K for the fiscal year ended January 2, 2011 under the heading “Part I — Item 1A. Risk Factors” on pages 24 through 53 of such report. The risks and uncertainties described above and under the heading “Part I — Item 1A Risk Factors” in our annual report on Form 10-K for the fiscal year ended January 2, 2011 are not exclusive and further information concerning us and our business, including factors that potentially could materially affect our financial results or condition, may emerge from time to time. We assume no obligation to update, amend or clarify forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. We advise you, however, to consult any further disclosures we make on related subjects in our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K we file with or furnish to the Securities and Exchange Commission.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TORNIER N.V. AND SUBSIDIARIES

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Amounts)

	April 3, 2011	January 2, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$64,114	$24,838
Accounts receivable (net of allowance of $2,946 and $2,519, respectively)	50,081	42,758
Inventories	80,405	77,525
Income taxes receivable	36	2,835
Deferred income taxes	1,751	2,587
Prepaid taxes	12,801	11,179
Prepaid expenses	2,381	7,444
Other current assets	3,689	4,048
Total current assets	215,258	173,214
Instruments, net	43,824	42,378
Property, plant and equipment, net	34,907	33,680
Goodwill	137,100	131,830
Intangible assets, net	110,409	109,024
Deferred income taxes	465	440
Other assets	519	612
Total assets	$542,482	$491,178
Liabilities and shareholders’ equity
Current liabilities:
Short-term borrowing and current portion of long-term debt	$16,367	$28,392
Accounts payable	13,180	12,890
Accrued liabilities	37,223	34,620
Income taxes payable	539	327
Deferred income taxes	487	20
Total current liabilities	67,796	76,249
Notes payable	—	84,261
Other long-term debt	25,562	25,467
Deferred income taxes	22,051	28,706
Contingent liabilities	1,522	1,860
Other non-current liabilities	3,964	4,396
Total liabilities	120,895	220,939
Shareholders’ equity:
Ordinary shares, €0.03 par value; authorized 175,000,000; issued and outstanding 39,040,006 and 29,568,731 at April 3, 2011 and January 2, 2011, respectively	1,550	1,156
Additional paid-in capital	600,483	437,307
Accumulated deficit	(207,501)	(183,532)
Accumulated other comprehensive income	27,055	15,308
Total shareholders’ equity	421,587	270,239
Total liabilities and shareholders’ equity	$542,482	$491,178

The accompanying notes are an integral part of the consolidated financial statements.

TORNIER N.V. AND SUBSIDIARIES

Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

	Three months ended
	April 3, 2011	April 4, 2010
	(unaudited)
Revenue	$69,435	$61,843
Cost of goods sold	20,041	17,276
Gross profit	49,394	44,567
Operating expenses:
Sales and marketing	34,699	34,470
General and administrative	6,025	6,526
Research and development	5,110	4,813
Amortization of intangible assets	2,810	2,997
Special charges	—	224
Total operating expenses	48,644	49,030
Operating income (loss)	750	(4,463)
Other income (expense):
Interest expense	(2,478)	(5,830)
Foreign currency transaction loss	(79)	(2,294)
Loss on extinguishment of debt	(29,475)	—
Other non-operating (expense) income	(19)	214
Loss before income taxes	(31,301)	(12,373)
Income tax benefit	7,332	2,322
Consolidated net loss	(23,969)	(10,051)
Net loss attributable to non-controlling interest	—	(695)
Net loss attributable to Tornier	(23,969)	(9,356)
Accretion of non-controlling interest	—	(679)
Net loss attributable to ordinary shareholders	$(23,969)	$(10,035)
Net loss per share:
Basic and diluted	$(0.68)	$(0.41)
Weighted average shares outstanding:
Basic and diluted	35,456	24,764

The accompanying notes are an integral part of the consolidated financial statements.

TORNIER N.V. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands)

	Three months ended
	April 3, 2011	April 4, 2010
	(unaudited)
Cash flows from operating activities:
Consolidated net loss	$(23,969)	$(10,051)
Adjustments to reconcile consolidated net loss to cash provided by operating activities:
Depreciation and amortization	7,093	6,809
Non-cash foreign currency loss	633	1,677
Deferred income taxes	(8,069)	(2,143)
Share-based compensation	1,295	1,559
Non-cash interest expense and discount amortization	2,040	5,197
Inventory obsolescence	1,596	1,482
Change in fair value of warrant liability	—	(147)
Loss on extinguishment of debt	29,475	—
Other non-cash items affecting earnings	105	285
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(5,892)	(1,438)
Inventories	(2,035)	(4,732)
Accounts payable and accruals	1,674	5,660
Other current assets and liabilities	3,494	(1,196)
Other non-current assets and liabilities	(488)	794
Net cash provided by operating activities	6,952	3,756
Cash flows from investing activities:
Acquisition-related cash payments	(481)	(1,061)
Additions of instruments	(2,874)	(3,169)
Purchases of property, plant and equipment	(714)	(4,579)
Net cash used in investing activities	(4,069)	(8,809)
Cash flows from financing activities:
Change in short-term debt	(12,932)	3,536
Repayments of long-term debt	(2,070)	(2,609)
Proceeds from issuance of long-term debt	—	3,364
Deferred financing costs	(2,414)	—
Repayment of notes payable	(116,108)	—
Issuance of ordinary shares	168,257	541
Net cash provided by financing activities	34,733	4,832
Effect of exchange rate changes on cash and cash equivalents	1,660	563
Increase in cash and cash equivalents	39,276	342
Cash and cash equivalents:
Beginning of period	24,838	37,969
End of period	$64,114	$38,311

Non-cash investing and finance activities:
Fixed assets acquired pursuant to capital lease	$520	$—

The accompanying notes are an integral part of the consolidated financial statements.

TORNIER N.V. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(unaudited)

1. Business Description

Tornier N.V. (Tornier or the Company) is a global medical device company focused on surgeons that treat musculoskeletal injuries and disorders of the shoulder, elbow, wrist, hand, ankle and foot. The Company refers to these surgeons as extremity specialists. The Company sells to this extremity specialist customer base a broad line of joint replacement, trauma, sports medicine and biologic products to treat extremity joints. The Company’s motto of “specialists serving specialists” encompasses this focus. In certain international markets, Tornier also offers joint replacement products for the hip and knee. The Company currently sells over 80 product lines in approximately 35 countries.

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of Tornier N.V. and all of its wholly and majority owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States (U.S.) for interim financial information and the instructions to quarterly report on Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to these rules and regulations. Accordingly, these unaudited consolidated interim financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended January 2, 2011, as filed with the U.S. Securities and Exchange Commission (SEC).

In the opinion of the Company’s management, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of normal recurring accruals, necessary for the fair presentation of the Company’s interim results. The results of operations for any interim period are not indicative of results for the full fiscal year.

The condensed consolidated financial statements are prepared in conformity with United States generally accepted accounting principles (GAAP) and include amounts that are based on management’s best estimates and judgments. Actual results could differ from those estimates.  All amounts are presented in U.S. Dollars (“$”), except where expressly stated as being in other currencies, e.g., Euros (“€”).

Certain amounts reported in previous periods have been reclassified to conform with the current period presentation.

On January 28, 2011, the Company executed a 3-to-1 reverse stock split of the Company’s ordinary shares. All share and per share amounts for all periods presented in these condensed consolidated financial statements reflect this split.

On January 28, 2011, the Company made a change to its legal form by converting from Tornier B.V., a private company with limited liability (besloten vennootschap met beperkte aansprakelijkheid) to Tornier N.V., a public company with limited liability (naamloze vennootschap).

The Company’s fiscal quarters are generally determined on a 13-week basis and always end on a Sunday. As a result, the Company’s fiscal year is generally 364 days. Fiscal year-end periods end on the Sunday nearest to December 31. Every few years, it is necessary to add an extra week to a quarter to make it a 14-week period in order to have the year end fall on the Sunday nearest to December 31. For example, the first quarter ended April 4, 2010 includes an extra week of operations compared to the first quarter ended April 3, 2011.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued ASU 2010-6, Fair Value Measurements and Disclosures (ASC Topic 820): Improving Disclosures about Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair value measurements including (i) significant transfers into and out of Level 1 and Level 2 fair value measurements and (ii) information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. ASU2010-6 was effective for interim and annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for interim and annual periods beginning after December 15, 2010. The Company adopted the additional disclosures required for Level 1 and Level 2 fair value measurements in the first quarter of 2010 and Level 3 disclosures during the first quarter of 2011.

Although there are several new accounting pronouncements issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results.

3. Fair Value of Financial Instruments

The Company applies ASC Topic 820, which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC Topic 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC Topic 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that that market participants would use in pricing the asset or liability, and are to be developed based on the best information available in the circumstances.

When an active market for certain financial instruments does not exist, it may be appropriate to use unobservable inputs to determine fair value. The carrying value of the Company’s cash and cash equivalents, accounts receivable, and accounts payable approximates the fair value of these financial instruments at April 3, 2011 and January 2, 2011.  Assets and liabilities measured at fair value are done so on a recurring basis. U.S. GAAP requires fair value measurements to be classified and disclosed in one of the following three categories:

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

Cash and cash equivalents are classified as Level 1 fair value measurements. As of April 3, 2011, the Company had no material assets or liabilities with recurring Level 2 or Level 3 fair value measurements.

4. Inventories

Inventory balances consist of the following (in thousands):

	April 3, 2011	January 2, 2011

Raw materials	$7,135	$7,913
Work-in-process	6,947	5,356
Finished goods	66,323	64,256
Total	$80,405	$77,525

5. Property, Plant and Equipment

Property, plant and equipment balances consist of the following (in thousands):

	April 3, 2011	January 2, 2011
Land	$2,302	$2,195
Building and improvements	11,332	10,087
Machinery and equipment	22,446	20,420
Furniture, fixtures and office equipment	23,695	22,066
Software	4,539	4,134
Construction in progress	137	129
	64,451	59,031
Accumulated depreciation	(29,544)	(25,351)
Property, plant and equipment, net	$34,907	$33,680

6. Instruments

Instruments included in long-term assets on the consolidated balance sheets consist of the following (in thousands):

	April 3, 2011	January 2, 2011

Instruments	$62,918	$58,356
Instruments in process	15,874	15,007
Accumulated depreciation	(34,968)	(30,985)
Instruments, net	$43,824	$42,378

7. Goodwill and Other Intangible Assets

The following table summarizes the changes in the carrying amount of goodwill (in thousands):

Balance at January 2, 2011	$131,830
Contingent payment on acquisition	877
Foreign currency translation	4,393
Balance at April 3, 2011	$137,100

The components of identifiable intangible assets are as follows (in thousands):

	Gross value	Accumulated amortization	Net value
Balances at April 3, 2011
Intangible assets subject to amortization:
Developed technology	$78,670	$(26,268)	$52,402
Customer relationships	64,486	(20,122)	44,364
Licenses	4,058	(1,640)	2,418
Other	1,725	(990)	735
Intangible assets not subject to amortization:
Trade name	10,491	—	10,491
Total	$159,430	$(49,020)	$110,409

	Gross value	Accumulated amortization	Net value
Balances at January 2, 2011
Intangible assets subject to amortization:
Developed technology	$76,561	$(24,164)	$52,397
Customer relationships	61,838	(18,275)	43,563
Licenses	3,965	(1,492)	2,473
Other	1,645	(967)	678
Intangible assets not subject to amortization:
Trade name	9,913	—	9,913
Total	$153,922	$(44,898)	$109,024

Estimated annual amortization expense for fiscal years ending 2011 through 2015 is as follows (in thousands):

Amortization expense
2011	$10,538
2012	10,283
2013	10,247
2014	10,205
2015	10,196

8. Other Long-Term Debt

A summary of debt is as follows (in thousands):

	April 3, 2011	January 2, 2011

Lines of credit	$8,349	$20,639
Mortgages	6,457	6,342
Other term debt	24,621	24,522
Shareholder debt	2,502	2,356
Total debt	41,929	53,859
Less current portion	(16,367)	(28,392)
Long-term debt	$25,562	$25,467

The Company’s European subsidiaries have established unsecured lines of credit totaling $23.2 million and $21.9 million at April 3, 2011 and January 2, 2011, respectively. Borrowings under these lines were $8.3 million and $15.4 million at April 3, 2011 and January 2, 2011, respectively. Borrowings under these lines have variable interest rates based on the Euro Overnight Index Average plus 1.3% or a three-month Euro plus 0.5%-3.0%.

The Company’s U.S. based subsidiary has established a $10.0 million secured line of credit at April 3, 2011 and January 2, 2011. This line of credit expires in July 2012 and is callable by the bank at any time. Also, the line is secured by working capital and equipment. Borrowings under the line were zero and $5.2 million at April 3, 2011 and January 2, 2011, respectively. Borrowings under the line of credit bear interest at a 30-day LIBOR plus 2.25%, with a floor interest rate of 5%. This line contains customary affirmative and negative covenants and events of default. As of April 3, 2011, the Company’s U.S. subsidiary was subject to a covenant to maintain no less than $39.0 million of tangible net worth. Also as of April 3, 2011, the Company was subject to a covenant to maintain a maximum debt to tangible net worth ratio of 1.50. The covenants relate to the U.S. subsidiary’s ratios only. The Company was in compliance with all covenants as of April 3, 2011.

The Company has a mortgage secured by the Company’s U.S. subsidiary’s office building in Stafford, Texas. This mortgage had an outstanding amount of $1.3 million at April 3, 2011 and January 2, 2011.  This mortgage bears a fixed interest rate of 6.7%.

The Company also has a mortgage secured by an office building in Grenoble, France. This mortgage had an outstanding balance of $5.2 million and $5.0 million at April 3, 2011 and January 2, 2011, respectively. This mortgage bears a fixed interest rate of 4.9%.

The Company’s U.S. subsidiary has long-term debt secured by its working capital and equipment. This debt had an outstanding amount of $0.1 million and $0.3 million at April 3, 2011 and January 2, 2011, respectively. This debt accrues interest based on a variable rate of LIBOR plus 2.25%.

The Company’s international subsidiaries have other long-term secured and unsecured notes totaling $24.5 million and $24.2 million at April 3, 2011 and January 2, 2011, respectively, with initial maturities ranging from 3 to 10 years. A portion of these notes have fixed interest rates that range from 2.9% to 7.5%. The remaining notes carry a variable interest rate based on LIBOR, plus 1.2%, or a three-month Euro, plus 0.3% to 1.5%.

One of the Company’s 51%-owned and consolidated subsidiaries borrowed $2.5 million from a member of the Board of Directors who is also a 49% owner of the consolidated subsidiary. This loan was used to partially fund the purchase of real estate in Grenoble, France, to be used as a manufacturing facility. Interest on the debt is variable based on three-month Euro plus 0.5%. The non-controlling interest in this subsidiary is deemed immaterial to the consolidated financial statements.

9. Notes Payable and Warrants to Issue Ordinary Shares

In April 2009, the Company issued notes payable in the amount of €37 million (approximately $49.3 million) to a group of investors that included existing shareholders, new investors and management of the Company. The notes carried a fixed interest rate of 8.0% with interest payments accrued in kind semi-annually. The notes were scheduled to mature in March 2014.

In connection with the note agreement, the Company also issued warrants to purchase an aggregate of 2.9 million ordinary shares at an exercise price of $16.98 per share. The Company recorded the warrants as liabilities with an offsetting debt discount recorded as a reduction of the carrying value of the notes. The debt discount was being amortized as additional interest expense over the life of the notes.

In February 2008, the Company issued notes payable in the amount of €34.5 million (approximately $52.4 million) to a group of investors that included existing shareholders and management of the Company. The notes carried a fixed interest rate of 8.0% with interest payments accrued in-kind. The notes were scheduled to mature on February 28, 2013. Also, in connection with the 2008 note agreement, the Company issued warrants to purchase an aggregate of 3.1 million ordinary shares at a price of $16.98 per share.  The Company had recorded the warrants as liabilities with an offsetting debt discount recorded as a reduction of the carrying value of the notes. The debt discount was being amortized as additional interest expense over the life of the notes.

Notes payable balances were as follows:

	February 14, 2011 (Time of Repayment)	January 2, 2011
Gross notes payable	$116,109	$114,357
Discount to notes payable	(29,352)	(30,096)
Net notes payable	$86,757	$84,261

In February 2011, the Company used approximately $116.1 million (€86.4 million) of the net proceeds from its initial public offering to repay all of the outstanding indebtedness under the notes payable, including accrued interest thereon.  At the time of repayment, the Company recognized a loss on debt extinguishment of $29.5 million and related deferred tax benefit of $7.5 million to recognize the remaining balance of unamortized discount on the notes and to reverse the related deferred tax liability.

In May 2010, the Company executed agreements with 100% of the warrant holders that acquired warrants under the February 2008 and April 2009 notes payable and warrant issuances to exchange their outstanding warrants for the Company’s ordinary shares. Each warrant holder agreed to exchange their warrants under the February 2008 and April 2009 agreements for ordinary shares of the Company at an exchange ratio of 0.6133 and 0.6410, respectively. In order to settle the warrant liabilities related to the February 2008 and April 2009 warrant issuances, the Company issued 1,894,076 and 1,885,624 ordinary shares, respectively. The Company determined the fair value of its ordinary shares to be $22.50 per share at the date of the exchange which resulted in the issuance of shares with a total value of $85.0 million. This amount, net of $21.7 million of tax was recognized as an increase to equity at the time of the exchange. The Company recognized a gain on the change in fair value of the warrant liability of $0.2 million in non-operating expense, net during the year ended January 2, 2011 to adjust the carrying value of the warrant liability to the final settlement amount. The Company also recognized $11.6 million of foreign currency transaction loss on the warrant liability for the year ended January 2, 2011. This transaction settled the warrant liability of $85.2 million included in the consolidated balance sheet at December 27, 2009.

Changes in the carrying value of warrants are as follows:

Warrant value at December 28, 2008	$29,277
Impact of adoption of ASC Topic 815—fair value adjustment	(1,159)
Issuance of 2009 warrants at fair value	29,070
Change in fair value during the year	28,027
Warrant value at December 27, 2009	$85,215
Change in fair value during the period	(147)
Warrant value at April 4, 2010	$85,068
Change in fair value during the period	(25)
Fair value of shares issued to settle liability and recognized in equity on May 27, 2010	85,043
Warrant value at July 4, 2010	$—

10. Share-Based Compensation

In connection with the Company’s initial public offering of ordinary shares in February 2011, the Company implemented the Tornier N.V. 2010 Incentive Plan (the 2010 Plan) and suspended further grants under the Company’s prior stock option plan under which options were granted prior to the initial public offering. Subject to adjustment as provided in the 2010 Plan, the 2010 Plan reserves for issuance a number of ordinary shares equal to the sum of (i) the number of ordinary shares available for grant under the prior stock option plan as of February 2, 2011 (not including issued or outstanding shares granted pursuant to options under the stock option plan as of such date) and (ii) the number of ordinary shares forfeited upon the expiration, cancellation, forfeiture, cash settlement or other termination following February 2, 2011 of an option outstanding as of February 2, 2011 under the prior stock option plan. As of February 2, 2011, 1,199,296 ordinary shares remained available for grant under the prior stock option plan, and there were 3,747,888 shares covering outstanding awards as of such date.

As of April 3, 2011, the only share-based awards granted under the prior stock option plan and the 2010 Plan were options to purchase ordinary shares.  Options granted under the prior stock option plan and the 2010 Plan generally have graded vesting periods of four years and expire ten years after the grant date. The options are granted with exercise prices equal to the fair value of the Company’s ordinary shares on the date of grant. The Company recognizes compensation expense for these options on a straight-line basis over the vesting period in cost of goods sold, sales and marketing, research and development, and general and administrative expenses in the consolidated statements of operations. Below is a summary of the allocation of share-based compensation (in thousands):

	Three months ended
	April 3, 2011	April 4, 2010
	(unaudited)
Cost of goods sold	$192	$106
Sales and marketing	397	446
General and administrative	623	910
Research and development	83	97
Total	$1,295	$1,559

During the first quarter of 2011, the Company granted options to employees to purchase an aggregate of 97,611 ordinary shares at an exercise price of $18.50 per share and a weighted average fair value of $9.13 per share. No options were granted during the first quarter of 2010. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions:

Three months ended
April 3, 2011
Risk-free interest rate	2.5%
Expected life in years	6.1
Expected volatility	48.9%
Expected dividend yield	0.0%

11. Income Taxes

The Company operates in multiple income tax jurisdictions both inside and outside the United States. Income tax authorities in these jurisdictions regularly perform audits of the Company’s income tax filings. Accordingly, management must determine the appropriate allocation of income to each of these jurisdictions based on current interpretations of complex income tax regulations. Income tax audits associated with the allocation of this income and other complex issues, including inventory transfer pricing and cost sharing, product royalty and foreign branch arrangements, may require an extended period of time to resolve and may result in significant income tax adjustments if changes to the income allocation are required between jurisdictions with different income tax rates.

During the first quarter of 2011, the Company recognized $7.5 million of deferred tax benefit related to the $29.5 million loss on extinguishment of debt previously discussed. This benefit was the result of reversing the remaining deferred tax liability related to the unamortized debt discount on the Company’s notes payable at the time of repayment. Offsetting this deferred tax benefit are estimated income tax expenses primarily related to the Company’s French subsidiaries. Given the Company’s history of operating losses, the Company does not generally recognize a provision for income taxes in the United States and certain of the Company’s European sales offices. The income tax benefit in the first quarter of 2010 primarily relates to tax benefit recorded related to the Company’s French subsidiaries.

12. Capital Stock and Earnings Per Share

The Company had 39.0 million and 25.7 million ordinary shares issued and outstanding as of April 3, 2011 and April 4, 2010, respectively.

The Company completed an initial public offering of its ordinary shares pursuant to a registration statement that was declared effective by the SEC on February 2, 2011. The Company sold 8,750,000 shares, at an initial price to the public of $19.00 per share (before underwriters’ discounts and commissions) on February 8, 2011 and received net proceeds of approximately $149.5 million, after underwriters’ discounts and commissions of approximately $10.8 million and offering related expenses of $5.9 million. Subsequently, on March 7, 2011, the Company sold an additional 721,274 ordinary shares at an offering price of $19.00 per share (before underwriters’ discounts and commissions) due to the exercise of the underwriters’ overallotment option, and received additional net proceeds of approximately $12.8 million, after underwriters’ discounts and commissions of approximately $0.9 million. Aggregate gross proceeds from the offering, including the exercise of the over-allotment option, were $179.9 million and net proceeds received after underwriters’ discounts and commissions and offering related expenses were approximately $162.3 million.

The Company had options to purchase an aggregate of 3.8 million and 2.8 million ordinary shares outstanding at April 3, 2011 and April 4, 2010, respectively. The Company also had warrants to purchase an aggregate of zero and 6.0 million ordinary shares outstanding as of April 3, 2011 and April 4, 2010, respectively.  All warrants were issued in 2008 and 2009 in relation to long-term debt financing agreements. Outstanding options and warrants to purchase an aggregate of 3.8 million and 8.8 million shares are not included in diluted earnings per share for the three-month periods ended April 3, 2011 and April 4, 2010, respectively, because the Company recorded a net loss in all periods and, therefore, including these instruments would be anti-dilutive.

13. Other Comprehensive Income (Loss)

Other comprehensive income (loss) refers to revenues, expenses, gains, and losses that under U.S. GAAP are included in comprehensive income (loss) but are excluded from net earnings, as these amounts are recorded directly as an adjustment to shareholders’ equity. Other comprehensive income (loss) is comprised mainly of foreign currency translation adjustments.

The reconciliation of net loss to comprehensive loss is as follows (in thousands):

	Three months ended
	April 3, 2011	April 4, 2010
	(unaudited)
Net loss	$(23,969)	$(9,356)
Foreign currency translation adjustments	11,747	(5,616)
Total comprehensive loss	$(12,222)	$(14,972)

14. Non-Controlling Interests

The Company currently markets the Piton Knotless Anchor (Piton), an arthroscopic technology for rotator cuff repair. The Piton was based on technology developed by Sapphire Medical, Inc. (Sapphire). In April 2007, C2M Medical, Inc. (C2M) acquired all the assets related to the Piton technology from Sapphire. C2M was a company founded and owned by certain current shareholders of the Company. The Company had no equity ownership interest in C2M.

Under the terms of the purchase agreement between C2M and Sapphire, C2M paid Sapphire $7.5 million upon execution of the transaction. C2M also agreed to pay Sapphire a $5.0 million milestone payment upon completion of 75 surgeries using the Piton and a separate $7.5 million milestone payment once the Piton was commercially launched to the sales force. These milestones were paid by C2M during 2008. Additionally, C2M agreed to pay Sapphire an earnout equal to 25% of Piton sales for the first three years after launch.

In January 2008, the Company began negotiating a licensing agreement with C2M for use of its Piton technology to launch as an anchor product in the Company’s newly developed sports medicine product portfolio. In June 2008, the Company executed an exclusive worldwide license agreement with C2M for use of the Piton technology. The terms of the agreement called for the Company to assume the remaining obligation of C2M under its purchase agreement with Sapphire related to future earnout payments equal to 25% of Piton sales for the three-year period after product launch. C2M had the right to terminate the license agreement at any time after 18 months from the execution of the license. The terms of the license also included an option purchase agreement (the Option Agreement) that allowed the Company to purchase 100% of the common stock of C2M once cumulative Piton sales reach $5.0 million or C2M terminated the license (the Call Option). Additionally, the license included a clause, whereby C2M could require the Company to purchase 100% of C2M’s common stock if sales of the Piton anchor products exceeded $5.0 million (the Put Option). Under both the Call Option and the Put Option, the purchase price of C2M would be equal to the paid-in capital of C2M and was required to be paid in the Company’s ordinary shares. The paid-in capital of C2M as of December 2008 and 2009 was approximately $23.2 million, which consisted of the purchase price paid to Sapphire for the Piton technology, including milestones paid, and an additional amount of capital to fund development activities.

The Company determined that C2M was a variable interest entity (VIE) as of June 2008. The Option Agreement allowed for the Company to purchase C2M at a fixed price regardless of the actual performance of the Piton products. As a result, C2M did not have the right to receive expected residual returns that would instead be enjoyed by the Company. The Company was considered the primary beneficiary of C2M because it had the obligation to absorb the majority of the expected losses and the right to absorb the majority of the expected returns. As a result, the Company was required to consolidate C2M. This conclusion was reached due to the existence of the Put Option and Call Option to acquire C2M at a price that was fixed upon entry into the license agreement. Accordingly, the financial position and results of operations of C2M have been included in the consolidated financial statements from the date of execution of the license agreement. The liabilities recognized as a result of consolidating C2M consist primarily of the fair value of the obligations C2M had under its purchase agreement with Sapphire. As of April 3, 2011 and January 2, 2011, the only material liability recognized relates to the estimated remaining earnout payments due under the original Sapphire purchase agreement. The Company is required to make these earnout payments on behalf of C2M in accordance with the license agreement. The assets of C2M consist of only cash used to fund ongoing operations and the Piton technology intangible asset.

Pursuant to authoritative guidance, the equity interests in C2M not owned by the Company were reported as non-controlling interests on the consolidated balance sheet of the Company. Losses incurred by C2M are charged to the Company and to the non-controlling interest holders based on their ownership percentage. Prior to the acquisition of the noncontrolling interest by the Company, the non-controlling interest holders held 100% of the equity interests in C2M, and therefore, none of the results of operations are allocated to the Company. Therefore, the noncontrolling interest was accounted for in the consolidated financial statements as a contingently redeemable non-controlling interest that is initially recorded at fair value and classified as mezzanine equity.

However, pursuant to authoritative guidance, if the fair value of the contingently redeemable non-controlling interest is less than the current redemption value, and it is probable that the contingency related to the Put Option will be met, then the carrying value of the contingently redeemable non-controlling interest must be adjusted to its redemption value through a charge directly to equity. The Company recognized $0.7 million in accretion charges during the fiscal three month period ended April 4, 2010, to reflect the contingently redeemable non-controlling interest at its current redemption value as it is probable the $5 million sales contingency included in the Put Option would be met.  No such accretion charges were recorded during the three month period ended April 3, 2011.  The Company recognized $1.1 million in net losses during the three month period ended April 4, 2010 as a result of the consolidation of C2M. These net losses consist primarily of intangible asset amortization and, as such, the results of consolidation of C2M did not have a significant impact on the consolidated cash flows of the Company.

During the first quarter of 2010, the Company exercised its Put Option to acquire the outstanding shares of C2M in exchange for the Company’s ordinary shares. The transaction represents the acquisition of a non-controlling interest and as a result was accounted for as an equity transaction in accordance with Accounting Standards Codification (ASC) 810-10. Upon exercise of the Put Option, a non-controlling interest in C2M no longer existed. The balance of the non-controlling interest was eliminated and the fair value of the shares issued in the acquisition, $23.2 million, was recorded as a component of shareholders’ equity.

15. Litigation

On October 25, 2007, two of the Company’s former sales agents filed a complaint in the U.S. District Court for the Southern District of Illinois, alleging that the Company had breached their agency agreements and committed fraudulent and negligent misrepresentations. The plaintiffs, Garry Boyd of Boyd Medical, Inc. and Charles Wetherill of Addison Medical, Inc., claimed that the Company had intentionally set their 2007 quotas too high, in hopes that Messrs. Boyd and Wetherill would not meet the quotas so that the Company could terminate them for cause and install another distributor in their territories. The complaint also included allegations that the Company had falsely suggested to the plaintiffs that if they dropped all other product lines, the Company would fill the void with new product lines. The jury rendered a verdict on July 31, 2009, awarding the plaintiffs a total of $2.6 million in actual damages and $4.0 million in punitive damages. While the court struck the award of punitive damages on March 31, 2010, it denied the Company’s motion to set aside the verdict or order a new trial. The Company has filed a notice of appeal with the U.S. Court of Appeals for the Seventh Circuit in respect of the remaining actual damages.

On July 7, 2010, the Company submitted its opening brief to the United States Court of Appeals for the Seventh Circuit. The plaintiffs filed their opening briefs during August 2010. The consolidated appeal has been argued before the U.S. Court of Appeals for the Seventh Circuit. The Company expects a decision in the first half of 2011.

The Company has considered the facts of the case and related case law and, based on this information, believes that the verdict rendered on July 31, 2009 was inappropriate given the related facts and supporting legal arguments. The Company has been successful in striking the jury awarded punitive damages through a motion filed with the original court. The Company has filed a notice of appeal with the U.S. Court of Appeals for the Seventh Circuit in respect of the remaining actual damages. The Company has considered the progress of the case, the views of legal counsel and the facts and arguments presented at the original jury trial and the fact that the Company intends to vigorously defend its position through the appellate courts in assessing the probability of a loss occurring for this matter. The Company believes it must assess the probability of the incurrence of a loss, and the ability to reasonably estimate such loss, based on the possible outcomes of the entire legal process including the appeals process. The Company believes its legal appeal is strong and that the range of possible outcomes is between zero and $6.6 million. After assessing all relevant information, the Company does not believe there to be a reasonably estimable loss within the range of possible outcomes that is probable of occurring. As a result, the Company has not recorded an accrual for any loss related to this issue. The Company has determined that a loss is reasonably possible, and management estimates the range of loss to be between zero and $6.6 million, the amount of the initial jury verdict. The Company believes it has a strong defense against these claims and is vigorously contesting these allegations. As of April 3, 2011, no accrual was recorded relating to this case.

In addition to the item noted above, the Company is subject to various other legal proceedings, product liability claims and other matters which arise in the ordinary course of business. In the opinion of management, the amount of liability, if any, with respect to these matters will not materially affect the Company’s consolidated results of operations or financial position.

16. Subsequent Events

The Company has evaluated subsequent events after April 3, 2011 and concluded that no material transactions occurred subsequent to that date that provided additional evidence about conditions that existed at or after April 3, 2011 that require adjustment to the consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations together with the consolidated financial statements and the notes thereto included elsewhere in this report, and other financial information included in this report. The following discussion may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Special Note Regarding Forward-Looking Statements” and elsewhere in this annual report. These risks could cause our actual results to differ materially from any future performance suggested below.

Our fiscal quarters are generally determined on a 13-week basis and always end on a Sunday. As a result, our fiscal year is generally 364 days. Our year-end periods end on the Sunday nearest to December 31. Every few years, it is necessary to add an extra week to a quarter to make it a 14-week period in order to have our year end fall on the Sunday nearest to December 31. For example, the first quarter ended April 4, 2010 includes an extra week of operations compared to the first quarter ended April 3, 2011. For purposes of this management’s discussion and analysis of financial condition and results of operations, references to:

•                  The first quarter of 2011 refers to the 13-week period ended April 3, 2011; and

•                  The first quarter of 2010 refers to the 14-week period ended April 4, 2010.

Overview

We are a global medical device company focused on surgeons that treat musculoskeletal injuries and disorders of the shoulder, elbow, wrist, hand, ankle and foot. We refer to these surgeons as extremity specialists. We sell to this extremity specialist customer base a broad line of joint replacement, trauma, sports medicine and biologic products to treat extremity joints. Our motto of “specialists serving specialists” encompasses this focus. In certain international markets, we also offer joint replacement products for the hip and knee. We currently sell over 80 product lines in approximately 35 countries.

We believe we are differentiated by our full portfolio of upper and lower extremity products, our dedicated extremity-focused sales organization and our strategic focus on extremities. We further believe that we are well positioned to benefit from the opportunities in the extremity products marketplace as we are already among the global leaders in the shoulder and ankle joint replacement markets. We have also expanded our technology base and product offering to include: new joint replacement products based on new materials; improved trauma products based on innovative designs; and proprietary biologic materials for soft tissue repair. In the United States, which is the largest orthopaedic market, we believe that our single, “specialists serving specialists” distribution channel is strategically aligned with what we believe is an ongoing trend in orthopaedics for surgeons to specialize in certain parts of the anatomy or certain types of procedures.

Our principal products are organized in four major categories: upper extremity joints and trauma, lower extremity joints and trauma, sports medicine and biologics, and large joints and other. Our upper extremity products include joint replacement and bone fixation devices for the shoulder, hand, wrist and elbow. Our lower extremity products include joint replacement and bone fixation devices for the foot and ankle. Our sports medicine and biologics product category includes products used across several anatomic sites to repair or regenerate soft tissue.  Our large joints and other products include hip and knee joint replacement implants and ancillary products.

In the United States, we sell products from our upper extremity joints and trauma, lower extremity joints and trauma, and sports medicine and biologics product categories; we do not actively market large joints in the United States nor do we currently have plans to do so. While we market our products to extremity specialists, our revenue is generated from sales to healthcare institutions and distributors. We sell through a single sales channel consisting of a network of independent commission-based sales agencies. Internationally, in select markets, we sell our full product portfolio, including upper extremity joints and trauma, lower extremity joints and trauma, sports medicine and biologics and large joints. We utilize several distribution approaches depending on the individual market requirements, including direct sales organizations in the largest European markets and independent distributors for most other international markets.

We have significantly grown our business during the past several years and have built an extremities focused business that offers a broad range of products to a focused group of specialty surgeons. We believe this strategy has been the primary factor in enabling our revenue growth during such time. During the past several years we also have increased our operating expenses significantly. We have strategically invested with particular emphasis on product development, acquisition of strategic products and technologies, manufacturing capacity, sales commissions and infrastructure to support both current and future growth.

Foreign Currency Exchange Rates

A substantial portion of our business is located outside the United States and as a result we generate revenue and incur expenses denominated in currencies other than the U.S. dollar. The majority of our operations denominated in currencies other than the U.S. dollar are denominated in Euros. In the fiscal three month periods ended April 3, 2011 and April 4, 2010, approximately 47% and 45%, respectively, of our revenues were denominated in foreign currencies. As a result, our revenue can be significantly impacted by fluctuations in foreign currency exchange rates. We expect that foreign currencies will continue to represent a similarly significant percentage of our revenues in the future. Selling, marketing and administrative costs and research and development costs related to these revenues are largely denominated in the same foreign currencies, thereby limiting our foreign currency transaction risk exposure. We, therefore, believe that the risk of a significant impact on our earnings from foreign currency fluctuations is mitigated to some extent.

A substantial portion of the products we sell in the United States are manufactured in countries where costs are incurred in Euros.  Fluctuations in the Euro to U.S. dollar exchange rate will have an impact on the cost of the products we manufacture in those countries, but we would not likely be able to change our U.S. dollar selling prices of those same products in the United States in response to those cost fluctuations. As a result, fluctuations in the Euro to U.S. dollar exchange rates could have a significant impact on the cost of the inventory produced and a related impact on our gross profit in the future periods in which that inventory is sold. Fluctuations in the value of foreign currencies relative to the U.S. dollar impact our operating results. Impacts associated with fluctuations in foreign currency are discussed in more detail under “Item 3 —Quantitative and Qualitative Disclosures about Market Risk.”  In countries with currencies other than the U.S. dollar, assets and liabilities are translated into U.S. dollars using end-of-period exchange rates; and revenues, expenses and cash flows are translated using average rates of exchange. Constant currency growth rates used in the following discussion of results of operations eliminate the impact of period-over-period foreign currency fluctuations.

We evaluate our results of operations on both an as reported and a constant currency basis. The constant currency presentation is a non-GAAP financial measure, which excludes the impact of fluctuations in foreign currency exchange rates. We believe providing constant currency information provides valuable supplemental information regarding our results of operations, consistent with how we evaluate our performance. We calculate constant currency percentages by converting our current-period local currency financial results using the prior-period foreign currency exchange rates and comparing these adjusted amounts to our prior-period reported results. This calculation may differ from similarly-titled measures used by others; and, accordingly, the constant currency presentation is not meant to be a substitution for recorded amounts presented in conformity with GAAP nor should such amounts be considered in isolation.

Results of Operations

Comparison of three months ended April 3, 2011 to three months ended April 4, 2010

The following table sets forth, for the periods indicated, our results of operations as a percentage of revenue:

	Three months ended
	April 3, 2011	April 4, 2010
Revenue	100%	100%
Cost of goods sold	29%	28%
Gross profit	71%	72%
Operating expenses:
Selling and marketing	50%	56%
General and administrative	9%	11%
Research and development	7%	8%
Amortization of intangible assets	4%	5%
Special charges	0%*	0%*
Operating income (loss)	1%	(7)%

*                                         Not meaningful

The following tables set forth, for the periods indicated, our revenue by product category and geography expressed as dollar amounts and the changes in revenue between the specified periods expressed as percentages:

	Three months ended
Revenue by Product Category	April 3, 2011	April 4, 2010	Percent change	Percent change
	($ in thousands)		(as	(constant
			reported)	currency)
Upper extremity joints and trauma	$42,155	$36,647	15%	15%
Lower extremity joints and trauma	6,632	6,256	6%	6%
Sports medicine and biologics	3,857	3,441	12%	12%
Total extremities	52,644	46,344	14%	13%

Large joints and other	16,791	15,499	8%	9%
Total	$69,435	$61,843	12%	12%

	Three months ended
Revenue by Geography	April 3, 2011	April 4, 2010	Percent change	Percent change
	($ in thousands)		(as reported)	(constant currency)
United States	$37,021	$33,796	10%	10%
International	32,414	28,047	16%	15%
Total	$69,435	$61,843	12%	12%

Revenue.  Revenue increased by 12% to $69.4 million for the first quarter of 2011 from $61.8 million for the first quarter of 2010, as a result of increased sales in each of our product categories, with the most significant increase occurring in our upper extremity joints and trauma category. This growth across all product categories was due primarily to increased demand, impacted by the existence of an extra week of sales in our first quarter of 2010.  Our overall revenue growth of 12% consisted of 10% growth in the United States and 16% growth in our international geographies, including foreign currency exchange rate fluctuations, which had a negligible impact.

Revenue by product category.  Revenue in upper extremity joints and trauma increased by 15% to $42.2 million for the first quarter of 2011 from $36.6 million for the first quarter of 2010, primarily as a result of the continued increase in sales of our Aequalis and Ascend shoulder products. We believe that increased sales of our Aequalis shoulder products resulted from continued market growth in shoulder replacement procedures and continued market movement towards reversed shoulder replacement procedures. We also saw an increase in sales of our Ascend shoulder products which continued to gain share in the shoulder replacement market. Revenue in our lower extremity joints and trauma increased by 6% to $6.6 million for the first quarter of 2011 from $6.3 million for the first quarter of 2010, primarily due to increased sales in our ankle replacement products in both the United States and internationally. Revenue in sports medicine and biologics increased by 12% to $3.9 million for the first quarter of 2011 from $3.4 million for the first quarter of 2010. This increase was attributable to increased sales of our suture anchor and ArthroTunneler products in the first quarter of 2011.  Revenue from large joints and other increased by 8% to $16.8 million for the first quarter of 2011 from $15.5 million for the first quarter of 2010. Our large joint and other revenue increase was primarily due to increased sales of hip products in France as well as increases in hip and knee sales in certain export markets.  In each product category, the factors driving the increased sales were partially offset by the impact of an extra week of sales in our first fiscal quarter of 2010.

Revenue by geography.  Revenue in the United States increased by 10% to $37.0 million for the first quarter of 2011 from $33.8 million for the first quarter of 2010, primarily driven by continued increase in sales in upper extremities joints and trauma products consisting of Aequalis and Ascend shoulder replacement products. The United States revenue increase was also impacted by increases in sales of our sports medicine and biologics products.  International revenue increased by 16% to $32.4 million for the first quarter of 2011 from $28.0 million for the first quarter of 2010, primarily due to increased revenue in France, Australia, Germany and sales to certain stocking distributors across various countries in which we have no current direct sales force.  In each geography, the factors driving the increased sales were partially offset by the existence of an extra week of sales in our first quarter of 2010.  Foreign currency exchange rate fluctuations had a negligible impact on our revenue for the first quarter of 2011.

Cost of goods sold.  Our cost of goods sold increased by 16% to $20.0 million for the first quarter of 2011 from $17.3 million for the first quarter of 2010. As a percentage of revenue, cost of goods sold increased from 28% for the first quarter of 2010 to 29% for the first quarter of 2011, primarily due to a change in geographical revenue mix. Our international revenue generally results in a higher level of cost of goods sold as a percentage of revenue than our United States revenue due to the differences in selling prices in various countries. Our international revenue represented 47% of total revenue during the first quarter of 2011 compared to 45% during the first quarter of 2010. Our cost of goods sold and corresponding gross profit as a percentage of revenue can be expected to fluctuate in future periods depending upon certain factors, including changes in our product sales mix and prices, distribution channels and geographies, manufacturing yields, inventory reserves, levels of production volume and fluctuating inventory costs due to changes in currency exchange rates since the period they were manufactured.

Selling and marketing.  Our selling and marketing expenses increased by 1% to $34.7 million for the first quarter of 2011 from $34.5 million for the first quarter of 2010.  The change is primarily a result of $0.6 million of additional variable commissions, royalties and freight expenses on higher revenue and $0.2 million of increased instrument depreciation from a larger volume of instruments in the field.  These items were partially offset by additional non-variable selling and marketing expenses related to the additional week of operations included in the first quarter of 2010.

General and administrative.  Our general and administrative expenses decreased by 8% to $6.0 million for the first quarter of 2011 from $6.5 million for the first quarter of 2010. As a percentage of revenue, general and administrative expenses decreased to 9% for the first quarter of 2011 compared to 11% for the first quarter of 2010. The decrease in expenses in the first quarter of 2011 is primarily due to severance-related expenses of approximately $0.4 million accrued in the first quarter of 2010 from the departure of our prior Chief Financial Officer. General and administrative expenses also decreased by approximately $0.4 million due to the existence of an extra week of expense in the first quarter of 2010. After adjusting for these items, our general and administrative expenses increased in the first quarter of 2011 due to increased legal and administrative expenses related to our preparation for becoming a public company.

Research and development.  Research and development expenses increased by 6% to $5.1 million for the first quarter of 2011 from $4.8 million for the first quarter of 2010, primarily due to increased clinical study related expenses, an increased level of expenses on certain biologic related development projects and increased share based compensation expense. during the first quarter of 2011.  These items were partially offset by $0.6 million of consolidated operating expenses from C2M Medical and approximately $0.3 million related to the extra week of operations, included in the first quarter of 2010 and not the first quarter of 2011.  C2M Medical was a variable interest entity which we consolidated in 2008 and held the intellectual property related to our Piton products.  C2M Medical was acquired and merged into our existing United States operating entity during the first quarter of 2010. As a percentage of revenue, research and development decreased from 8% for the first quarter of 2010 to 7% for the first quarter of 2011. We expect our level of research and development to fluctuate depending on the timing of new product development projects.

Amortization of intangible assets.  Amortization of intangible assets decreased by 6% to $2.8 million for the first quarter of 2011 from $3.0 million for the first quarter of 2010, primarily as a result of the complete amortization of certain license related intangibles.

Special charges.  We recorded no special charges during the first quarter of 2011, compared to $0.2 million for the first quarter of 2010.  These costs in 2010 were primarily related to the relocation of our U.S. headquarters and the establishment of our sales office in the United Kingdom.

Interest expense.  Our interest expense decreased by 57% to $2.5 million for the first quarter of 2011 from $5.8 million for the first quarter of 2010 due to the repayment of our notes payable in February 2011. We recognized $1.1 million and $2.4 million of interest expense related to the stated 8% interest rate on our notes payable during the first quarters of 2011 and 2010, respectively. We also recognized $0.9 million and $2.8 million of interest expense related to the amortization of the debt discount recorded against the notes during the first quarters of 2011 and 2010, respectively.

Foreign currency transaction loss.  Our foreign currency transaction loss was $0.1 million for the first quarter of 2011 compared to a foreign currency transaction loss of $2.3 million for the first quarter of 2010. The primary driver of our foreign currency transaction loss in the first quarter of 2010 was related to the revaluation of our warrant liability which was denominated in a currency other than our functional currency. We settled our warrant liability in May 2010 by exchanging all the outstanding warrants for our ordinary shares.

Loss on extinguishment of debt.  We recognized a $29.5 million loss on extinguishment of debt during the first quarter of 2011 due to the repayment of our notes payable. Our notes payable were issued in 2008 and 2009 together with warrants to purchase ordinary shares of our company. At the time of issuance, we recognized the estimated fair value of the warrants as a warrant liability with an offsetting debt discount to reduce the carrying value of the notes payable to the estimated fair value at the time of issuance. This debt discount was then amortized as additional interest expense over the term of the notes. At the time of repayment in the first quarter of 2011, we wrote-off the remaining unamortized portion of the discount as a loss on the extinguishment of debt. We had no such expense related to the extinguishment of debt during 2010. See Note 7 of our consolidated financial statements for further discussion of the accounting treatment of the notes payable and related warrants.

Other non-operating (expense) income.  Our other non-operating expense was immaterial during the first quarter of 2011, compared to other non-operating income of $0.2 million during the first quarter of 2010. Our non-operating income in 2010 related to the adjustment of our warrant liability to fair value at the end of each reporting period. We settled our warrant liability in May 2010 by exchanging all the outstanding warrants for our ordinary shares.

Income tax benefit.  Our effective tax rate for the first quarter of 2011 and 2010 was 23% and 19%, respectively.  The change in our effective tax rate from the first quarter of 2010 to the first quarter of 2011 primarily relates to the relative percentage of our pre-tax loss made up by our French operations.  Our income tax benefit increased to $7.5 million during the first quarter of 2011, compared to $2.3 million for the first quarter of 2010. During the first quarter of 2011, we recognized $7.5 million of deferred tax benefit related to the $29.5 million loss on extinguishment of debt previously discussed. This benefit was the result of reversing the remaining deferred tax liability related to the unamortized debt discount on our notes payable at the time of repayment. Offsetting this deferred tax benefit are estimated income tax expenses primarily related to our French subsidiaries. Given our history of operating losses, we do not generally record a provision for income taxes in the United States and certain of our European sales offices. Our income tax benefit in the first quarter of 2010 primarily related to a tax benefit recorded related to our French subsidiaries.

Seasonality and Quarterly Fluctuations

Our business is seasonal in nature. Historically, demand for our products has been the lowest in our third quarter as a result of the European holiday schedule during the summer months.

We have experienced and expect to continue to experience meaningful variability in our revenue and gross profit among quarters, as well as within each quarter, as a result of a number of factors including, among other things, the number and mix of products sold in the quarter or the geographies in which they are sold; the demand for, and pricing of our products and the products of our competitors; the timing of or failure to obtain regulatory clearances or approvals for products; costs, benefits and timing of new product introductions; the level of competition; the timing and extent of promotional pricing or volume discounts; changes in average selling prices; the availability and cost of components and materials; number of selling days; fluctuations in foreign currency exchange rates; and impairment and other special charges.

Liquidity and Capital Resources

Since inception, we have generated significant operating losses. These, combined with significant charges not related to cash from operations, amortization of acquired intangible assets, and fair value adjustments to our warrant liability, have resulted in an accumulated deficit of $207.5 million as of April 3, 2011. Historically, our liquidity needs have been met through a combination of sales of our equity securities together with issuances of notes payable and warrants to both current shareholders and new investors and other bank related debt.  In February 2011, we completed an initial public offering from which we received net proceeds of approximately $149.5 million after underwriters’ discounts, commissions and offering expenses.  Our notes payable were repaid in full during the first quarter of 2011 using a portion of these proceeds.  Additionally, in March 2011, we issued additional shares due to the exercise of the underwriters’ overallotment option from which we received net proceeds of approximately $12.8 million after underwriters’ discounts and commissions and offering expenses.

As of April 3, 2011, we had $41.9 million in short-term and long-term debt.  Certain of these debt agreements include financial covenants that (i) require us to have a minimum level of tangible net worth in our U.S. operating subsidiary, (ii) have various levels of performance tests of debt to equity and debt to modified income specifically related to our French operating subsidiary and (iii) restrict our ability to borrow in our U.S. operating subsidiary if there is a default under the agreement, all of which may have an impact on our liquidity.

The following table sets forth, for the periods indicated, certain liquidity measures:

	As of
	April 3, 2011	January 2, 2011
	($ in thousands)
Cash and cash equivalents	$64,114	$24,838
Working capital	147,462	96,965
Line of credit availability	24,818	11,252

Operating activities.  Net cash provided by operating activities was $7.0 million for the first quarter of 2011 compared to $3.8 million for the first quarter of 2010, primarily driven by improvement in our consolidated net loss adjusted for non-cash items and the receipt of a $2.8 million income tax refund in the United States related to a one-time ability to carry income tax losses back to a previous period in which our United States subsidiary had previously paid income taxes. These items were partially offset by a higher use of cash for working capital during the first quarter of 2011.

Investing activities.  Net cash used in investing activities, including our acquisition and licensing-related payments, totaled $4.1 million during the first quarter of 2011, compared to $8.8 million during the first quarter of 2010. The decrease in net cash used in investing activities is primarily due to reduced purchases of property, plant and equipment and reduced acquisition-related payments.  During the first quarter of 2010 purchases of property, plant and equipment included those to finish preparing our French manufacturing facility.  The first quarter of both 2011 and 2010 include acquisition-related payments made in accordance with the contingent purchase price of the acquisition of our Piton technology.  This purchase agreement requires that we make payments equal to 25% of the sales of Piton for a three-year period ending in the fourth quarter of 2011.  The first quarter of 2010 also included an additional contingent consideration payment made related to a 2007 acquisition upon achievement of a specific revenue milestone related to our Ascend shoulder products.

Our industry is capital intensive, particularly as it relates to surgical instrumentation. Historically, our capital expenditures have consisted principally of purchased manufacturing equipment, research and testing equipment, computer systems, office furniture and equipment and surgical instruments.

Financing activities.  Net cash provided by financing activities increased to $34.7 million during the first quarter of 2011, from $4.8 million during the first quarter of 2010. The increase in net cash provided by financing activities was due to the receipt of approximately $168.3 million from the completion of our initial public offering and subsequent exercise of the underwriters’ overallotment option, after underwriters’ discounts and commissions and offering expenses.  This was offset in part by the repayment of notes payable of $116.1 million.  We also used proceeds of our initial public offering to reduce our short-term borrowings under various lines of credit by $12.9 million.

Other liquidity information.  We have funded our cash needs since our acquisition in 2006 through the issuance of equity, notes payable and warrants to a group of investors and through our initial public offering. Although it is difficult for us to predict our future liquidity requirements, we believe that our current cash balance of approximately $64.1 million and our existing available credit lines of $24.8 million as of April 3, 2011 will be sufficient to fund our working capital requirements and operations and permit anticipated capital expenditures during the remainder of 2011. In the event that we would require additional working capital to fund future operations, we could seek to acquire that through additional equity or debt financing arrangements.

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

Contractual Obligations and Commitments

We refer you to the description of our contractual obligations and commitments as of January 2, 2011 as set forth in our annual report on Form 10-K for the fiscal year ended January 2, 2011.  There were no material changes to such information since that date through April 3, 2011, other than the repayment of our notes payable in February 2011, as previously described.

Critical Accounting Policies

Information on judgments related to our most critical accounting policies and estimates is discussed in Item 7 of our annual report on Form 10-K for the year ended January 2, 2011. Certain of our more critical accounting estimates require the application of significant judgment by management in selecting the appropriate assumptions in determining the estimate. By their nature, these judgments are subject to an inherent degree of uncertainty. We develop these judgments based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers, and information available from other outside sources, as appropriate. Actual results may differ from these judgments under different assumptions or conditions. Different, reasonable estimates could have been used for the current period. Additionally, changes in accounting estimates are reasonably likely to occur from period to period. Both of these factors could have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. All of our significant accounting policies are more fully described in Note 2 to our consolidated financial statements set forth in our annual report on Form 10-K for the year ended January 2, 2011. There have been no significant changes to the policies related to our critical accounting estimates since January 2, 2011.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Risk

Borrowings under our various revolving lines of credit in the United States and in Europe generally bear interest at variable annual rates. Borrowings under our various term loans in the United States and Europe are mixed between variable and fixed interest rates. As of April 3, 2011, we had $8.3 million in borrowings under our revolving lines of credit and $33.6 million in borrowings under various term loans. Based upon this debt level, a 10% increase in the interest rate on such borrowings would not have a material impact on our interest expense.

At April 3, 2011, our cash and cash equivalents were $64.1 million. Based on our annualized average interest rate, a 10% decrease in the interest rate on such balances would result in an immaterial impact on an annual basis.

Foreign Currency Exchange Rate Risk

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our financial results. In the first quarter of 2011 and 2010, approximately 47% and 45%, respectively, of our revenues were denominated in foreign currencies. We expect that foreign currencies will continue to represent a similarly significant percentage of our revenues in the future. Operating expenses related to these revenues are largely denominated in the same respective currency, thereby limiting our transaction risk exposure. However, for revenues not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases and if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our prices not being competitive in a market where business is transacted in the local currency.

During the first quarter of 2011, approximately 82% of our revenues denominated in foreign currencies was derived from EU countries and was denominated in Euros. Additionally, we have significant intercompany payables and debt with certain European subsidiaries, which are denominated in foreign currencies, principally the Euro. Our principal exchange rate risk therefore exists between the U.S. dollar and the Euro. Fluctuations from the beginning to the end of any given reporting period result in the remeasurement of our foreign currency-denominated cash, receivables, payables and debt, generating currency transaction gains or losses that impact our non-operating income/expense levels in the respective period and are reported in foreign currency transaction gain (loss) in our consolidated financial statements. We recorded a foreign currency transaction loss of approximately $0.1 million in the first quarter of 2011 related to the translation of our foreign-denominated receivables, payables and debt into U.S. dollars. We do not currently hedge our exposure to foreign currency exchange rate fluctuations. We may, however, hedge such exposure to foreign currency exchange rates in the future.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 240.15d-15(e) promulgated under the Securities Exchange Act of 1934) as of the end of the period covered in this report. Based on that review and evaluation, which included inquiries made to certain of our other employees, the Certifying Officers have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to our company required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the first quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

A description of our legal proceedings in Note 15 of our consolidated financial statements included in this report is incorporated herein by reference.

ITEM 1A. RISK FACTORS.

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. In addition to the other information set forth in this report, careful consideration should be taken of the factors described in our annual report on Form 10-K for the fiscal year ended January 2, 2011 under the heading “Part I — Item 1A. Risk Factors,” which could materially adversely affect our business, financial condition or operating results. There has been no material change in those risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

During the first quarter of 2011, we did not issue any ordinary shares or other equity securities of our company that were not registered under the Securities Act of 1933, as amended.

Use of Proceeds from Registered Securities

Our initial public offering was effected through a registration statement on Form S-1 (File No. 333-167370) that was declared effective by the SEC on February 2, 2011. An aggregate of 10,062,500 ordinary shares were registered (including the underwriters’ over-allotment of 1,312,500 ordinary shares), of which we sold 8,750,000 shares, at an initial price to the public of $19.00 per share (before underwriters’ discounts and commissions). The offering closed on February 8, 2011, and, as a result, we received net proceeds of approximately $149.5 million, after underwriters’ discounts and commissions of approximately $10.8 million and offering related expenses of $5.9 million. Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC were the managing underwriters of the offering. Subsequently, on March 7, 2011, we issued an additional 721,274 ordinary shares at an offering price of $19.00 per share (before underwriters’ discounts and commissions) due to the exercise of the underwriters’ overallotment option, and received additional net proceeds of approximately $12.8 million, after underwriters’ discounts and commissions of approximately $0.9 million. Aggregate gross proceeds from the offering, including the exercise of the over-allotment option, were $179.9 million and net proceeds received after underwriters’ discounts and commissions and offering related expenses were approximately $162.3 million.

Through April 3, 2011, we used approximately $116.1 million (€86.4 million) of the net proceeds from the offering to repay all of the outstanding indebtedness under our notes payable, including accrued interest thereon.  Also through April 3, 2011, we used $12.9 million of the net proceeds from the offering to reduce our short-term borrowings under our lines of credit.  All of the $116.1 million used to repay the outstanding indebtedness under our notes payable, including accrued interest thereon, and none of the $12.9 million used to reduce our short-term borrowings under various lines of credit were paid to certain of our directors and officers, or their associates, to persons owning ten percent or more of our outstanding ordinary shares and other affiliates of ours.

We expect to use the remaining net proceeds for general corporate purposes. Pending the uses described above, we have invested the remaining net proceeds in a variety of short-term, interest-bearing, investment grade securities. There has been no material change in the planned use of proceeds from the offering from that described in the final prospectus dated February 2, 2011 filed by us with the SEC pursuant to Rule 424(b)(1).

Issuer Purchases of Equity Securities

We did not purchase any ordinary shares or other equity securities of ours during the first quarter of 2011.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6.  EXHIBITS.

The following exhibits are filed or furnished with this quarterly report on Form 10-Q:

Exhibit No.	Description
3.1	Articles of Association of Tornier N.V. (Incorporated by reference to Exhibit 3.1 to Tornier’s annual report on Form 10-K for the fiscal year ended January 2, 2011 (File No. 1-35065))

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TORNIER N.V.

Date: May 13, 2011	By:	/s/ Douglas W. Kohrs
Douglas W. Kohrs
President and Chief Executive Officer
(principal executive officer)

Date: May 13, 2011	By:	/s/ Carmen L. Diersen
Carmen L. Diersen
Global Chief Financial Officer
(principal financial and accounting officer)

TORNIER N.V.
QUARTERLY REPORT ON FORM 10-Q

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
3.1	Articles of Association of Tornier N.V.	Incorporated by reference to Exhibit 3.1 to Tornier’s annual report on Form 10-K for the fiscal year ended January 2, 2011 (File No. 1-35065)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith