Form 10-Q
period 2011-07-03
Tornier N.V.
filed 2011-08-15
CIK 1492658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

As of August 10, 2011, there were 39,170,863 ordinary shares outstanding.

TORNIER N.V.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JULY 3, 2011

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

This report contains references to among others, our trademarks Aequalis®, Ascend™, Piton®, Biofiber™, Stabilis™, Wave®, ArthroTunneler® and Tornier™. All other trademarks or trade names referred to in this report are the property of their respective owners.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements.” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements other than statements of historical fact included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements including, in particular, the statements about our plans, objectives, strategies and prospects regarding, among other things, our financial condition, results of operations and business. We have identified some of these forward-looking statements with words like “believe,” “may,” “will,” “should,” “could,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate” or “continue” other words and terms of similar meaning and the use of future dates. These forward-looking statements may be contained throughout this report, including but not limited to statements under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements are based on current expectations about future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control and could cause our actual results to differ materially from those matters expressed or implied by our forward-looking statements. Forward-looking statements (including oral representations) are only predictions or statements of current plans and can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including, among other things, risks associated with:

•                  a history of operating losses and negative cash flow;

•                  not successfully developing and marketing new products and technologies and implementing our business strategy;

•                  not successfully competing against our existing or potential competitors;

•                  continuing weakness in the global economy, which could reduce the availability or affordability of private insurance or may affect patient decision to undergo elective procedures.

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

•                  the incurrence of significant expenditures of resources to maintain relatively high levels of inventory, which could reduce our cash flows;

•                  turmoil in the credit markets and the financial services industry, which may negatively affect our business;

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

•                  the use, misuse or off-label use of our products that may harm our image in the marketplace or result in injuries that lead to product liability suits, which could be costly to our business or result in U.S. Food and Drug Administration (FDA) sanctions; and

•                  healthcare reform legislation and its future implementation, possible additional legislation, regulation and other governmental pressure in the United States and globally, which may affect utilization, pricing, reimbursement, taxation and rebate policies of governmental agencies and private payors, which could have an adverse effect on our business, financial condition or results of operations.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TORNIER N.V. AND SUBSIDIARIES

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Amounts)

	July 3, 2011	January 2, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$59,733	$24,838
Accounts receivable (net of allowance of $2,709 and $2,519, respectively)	47,666	42,758
Inventories	86,191	77,525
Income taxes receivable	37	2,835
Deferred income taxes	623	2,587
Prepaid taxes	12,697	11,179
Prepaid expenses	2,256	7,444
Other current assets	4,257	4,048
Total current assets	213,460	173,214
Instruments, net	47,480	42,378
Property, plant and equipment, net	34,825	33,680
Goodwill	139,056	131,830
Intangible assets, net	109,400	109,024
Deferred income taxes	477	440
Other assets	667	612
Total assets	$545,365	$491,178
Liabilities and shareholders’ equity
Current liabilities:
Short-term borrowings and current portion of long-term debt	$13,572	$28,392
Accounts payable	16,765	12,890
Accrued liabilities	34,365	34,620
Income taxes payable	224	327
Deferred income taxes	52	20
Total current liabilities	64,978	76,249
Notes payable	—	84,261
Other long-term debt	27,272	25,467
Deferred income taxes	23,454	28,706
Contingent liabilities	1,246	1,860
Other non-current liabilities	3,580	4,396
Total liabilities	120,530	220,939
Shareholders’ equity:
Ordinary shares, €0.03 par value; authorized 175,000,000; issued and outstanding 39,042,986 and 29,568,731 at July 3, 2011 and January 2, 2011, respectively	1,550	1,156
Additional paid-in capital	601,872	437,307
Accumulated deficit	(210,370)	(183,532)
Accumulated other comprehensive income	31,783	15,308
Total shareholders’ equity	424,835	270,239
Total liabilities and shareholders’ equity	$545,365	$491,178

The accompanying notes are an integral part of the consolidated financial statements.

TORNIER N.V. AND SUBSIDIARIES

Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

	Three months ended		Six months ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
	(unaudited)		(unaudited)
Revenue	$65,158	$54,563	$134,593	$116,406
Cost of goods sold	18,017	14,725	38,058	32,001
Gross profit	47,141	39,838	96,535	84,405
Operating expenses:
Sales and marketing	34,872	29,721	69,571	64,191
General and administrative	6,362	4,668	12,387	11,194
Research and development	5,189	4,003	10,299	8,816
Amortization of intangible assets	2,897	2,881	5,707	5,878
Special charges	132	28	132	252
Total operating expenses	49,452	41,301	98,096	90,331
Operating loss	(2,311)	(1,463)	(1,561)	(5,926)
Other income (expense):
Interest expense	(489)	(4,935)	(2,967)	(10,765)
Foreign currency transaction gain (loss)	226	(3,445)	147	(5,739)
Loss on extinguishment of debt	—	—	(29,475)	—
Other non-operating income (expense)	35	(153)	16	61
Loss before income taxes	(2,539)	(9,996)	(33,840)	(22,369)
Income tax (expense) benefit	(330)	1,393	7,002	3,715
Consolidated net loss	(2,869)	(8,603)	(26,838)	(18,654)
Net loss attributable to non-controlling interest	—	—	—	(695)
Net loss attributable to Tornier	(2,869)	(8,603)	(26,838)	(17,959)
Accretion of non-controlling interest	—	—	—	(679)
Net loss attributable to ordinary shareholders	$(2,869)	$(8,603)	$(26,838)	$(18,638)
Net loss per share:
Basic and diluted	$(0.07)	$(0.31)	$(0.72)	$(0.72)
Weighted average shares outstanding:
Basic and diluted	39,040	27,411	37,248	26,039

The accompanying notes are an integral part of the consolidated financial statements.

TORNIER N.V. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands)

	Six months ended
	July 3, 2011	July 4, 2010
	(unaudited)
Cash flows from operating activities:
Consolidated net loss	$(26,838)	$(18,654)
Adjustments to reconcile consolidated net loss to cash provided by operating activities:
Depreciation and amortization	13,891	13,011
Non-cash foreign currency loss	603	4,106
Deferred income taxes	(6,165)	(3,722)
Share-based compensation	2,910	2,835
Non-cash interest expense and discount amortization	2,040	9,819
Inventory obsolescence	2,466	2,738
Change in fair value of warrant liability	—	(418)
Loss on extinguishment of debt	29,475	—
Other non-cash items affecting earnings	336	1,245
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(3,657)	(1,378)
Inventories	(6,680)	(10,443)
Accounts payable and accruals	2,011	5,186
Other current assets and liabilities	3,295	(1,894)
Other non-current assets and liabilities	(1,222)	78
Net cash provided by operating activities	12,465	2,509
Cash flows from investing activities:
Acquisition-related cash payments	(1,635)	(1,652)
Additions of instruments	(8,456)	(7,854)
Purchases of property, plant and equipment	(1,476)	(5,651)
Net cash used in investing activities	(11,567)	(15,157)
Cash flows from financing activities:
Change in short-term debt	(16,764)	13,801
Repayments of long-term debt	(4,015)	(7,297)
Proceeds from issuance of long-term debt	3,509	2,165
Deferred financing costs	(2,629)	(525)
Repayment of notes payable	(116,108)	—
Issuance of ordinary shares	168,308	938
Net cash provided by financing activities	32,301	9,082
Effect of exchange rate changes on cash and cash equivalents	1,696	(1,194)
Increase in cash and cash equivalents	34,895	(4,760)
Cash and cash equivalents:
Beginning of period	24,838	37,969
End of period	$59,733	$33,209

Non-cash investing and finance activities:
Fixed assets acquired pursuant to capital lease	$646	$—

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

Certain amounts reported in previous periods have been reclassified to conform to the current period presentation.

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

The Company’s fiscal quarters are generally determined on a 13-week basis and always end on a Sunday. As a result, the Company’s fiscal year is generally 364 days. Fiscal year-end periods end on the Sunday nearest to December 31. Every few years, it is necessary to add an extra week to a quarter to make it a 14-week period in order to have the year end fall on the Sunday nearest to December 31. For example, the first two quarters of 2010 include an extra week of operations compared to the first two quarters of 2011.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued ASU 2010-6, Fair Value Measurements and Disclosures (ASC Topic 820): Improving Disclosures about Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair value measurements including (i) significant transfers into and out of Level 1 and Level 2 fair value measurements and (ii) information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. ASU 2010-6 was effective for interim and annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for interim and annual periods beginning after December 15, 2010. The Company adopted the additional disclosures required for Level 1 and Level 2 fair value measurements in the first quarter of 2010 and Level 3 disclosures during the first quarter of 2011.

In May 2011, the FASB issued ASU 2011-4, Fair Value Measurement (ASC Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, which was intended by the FASB and the International Accounting Standards Board (IASB) to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards (IFRSs).  Additional disclosures required by this amendment include information about transfers between Level 1 and Level 2 instruments, information regarding the sensitivity of Level 3 instruments, and categorization by level of items that are not measured at fair value in the statement of financial position (but for which disclosure of fair value is still required). The guidance is effective prospectively for fiscal years beginning after December 15, 2011 and interim periods within those years. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or operating results.

Although there are other new accounting pronouncements issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these other accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results.

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

When an active market for certain financial instruments does not exist, it may be appropriate to use unobservable inputs to determine fair value. The carrying value of the Company’s cash and cash equivalents, accounts receivable, and accounts payable approximates the fair value of these financial instruments at July 3, 2011 and January 2, 2011.  Assets and liabilities measured at fair value are done so on a recurring basis. U.S. GAAP requires fair value measurements to be classified and disclosed in one of the following three categories:

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

Cash and cash equivalents are classified as Level 1 fair value measurements. As of July 3, 2011, the Company had no material assets or liabilities with recurring Level 2 or Level 3 fair value measurements.

4. Inventories

Inventory balances consist of the following (in thousands):

	July 3, 2011	January 2, 2011
Raw materials	$6,795	$7,913
Work-in-process	9,006	5,356
Finished goods	70,390	64,256
Total	$86,191	$77,525

5. Property, Plant and Equipment

Property, plant and equipment balances consist of the following (in thousands):

	July 3, 2011	January 2, 2011
Land	$2,349	$2,195
Building and improvements	11,684	10,087
Machinery and equipment	23,507	20,420
Furniture, fixtures and office equipment	24,676	22,066
Software	4,756	4,134
Construction in progress	140	129
	67,112	59,031
Accumulated depreciation	(32,287)	(25,351)
Property, plant and equipment, net	$34,825	$33,680

6. Instruments

Instruments included in long-term assets on the consolidated balance sheets consist of the following (in thousands):

	July 3, 2011	January 2, 2011
Instruments	$67,809	$58,356
Instruments in process	17,861	15,007
Accumulated depreciation	(38,190)	(30,985)
Instruments, net	$47,480	$42,378

7. Goodwill and Other Intangible Assets

The following table summarizes the changes in the carrying amount of goodwill (in thousands):

Balance at January 2, 2011	$131,830
Contingent payment on acquisition	877
Foreign currency translation	6,349
Balance at July 3, 2011	$139,056

The components of identifiable intangible assets are as follows (in thousands):

	Gross value	Accumulated amortization	Net value
Balances at July 3, 2011
Intangible assets subject to amortization:
Developed technology	$79,609	$(28,046)	$51,563
Customer relationships	65,665	(21,574)	44,091
Licenses	4,058	(1,780)	2,278
Other	1,738	(1,019)	719
Intangible assets not subject to amortization:
Trade name	10,749	—	10,749
Total	$161,819	$(52,419)	$109,400

	Gross value	Accumulated amortization	Net value
Balances at January 2, 2011
Intangible assets subject to amortization:
Developed technology	$76,561	$(24,164)	$52,397
Customer relationships	61,838	(18,275)	43,563
Licenses	3,965	(1,492)	2,473
Other	1,645	(967)	678
Intangible assets not subject to amortization:
Trade name	9,913	—	9,913
Total	$153,922	$(44,898)	$109,024

Estimated annual amortization expense for fiscal years ending 2011 through 2015 is as follows (in thousands):

Amortization expense
2011	$10,686
2012	10,431
2013	10,395
2014	10,352
2015	10,344

8. Other Long-Term Debt

A summary of debt is as follows (in thousands):

	July 3, 2011	January 2, 2011

Lines of credit	$4,698	$20,639
Mortgages	6,398	6,342
Other term debt	27,190	24,522
Shareholder debt	2,558	2,356
Total debt	40,844	53,859
Less current portion	(13,572)	(28,392)
Long-term debt	$27,272	$25,467

The Company’s European subsidiaries have established unsecured lines of credit totaling $23.7 million and $21.9 million at July 3, 2011 and January 2, 2011, respectively. Borrowings under these lines were $4.7 million and $15.4 million at July 3, 2011 and January 2, 2011, respectively. Borrowings under these lines have variable interest rates based on the Euro Overnight Index Average plus 1.3% or a three-month Euro plus 0.5%-3.0%.

The Company’s U.S. subsidiary has established a $10.0 million secured line of credit at July 3, 2011 and January 2, 2011. This line of credit expires in July 2012 and is callable by the bank at any time. Also, the line is secured by working capital and equipment. Borrowings under the line were zero and $5.2 million at July 3, 2011 and January 2, 2011, respectively. Borrowings under the line of credit bear interest at a 30-day LIBOR plus 2.25%, with a floor interest rate of 5%. This line contains customary affirmative and negative covenants and events of default. As of July 3, 2011, the Company’s U.S. subsidiary was subject to a covenant to maintain no less than $39.0 million of tangible net worth. Also as of July 3, 2011, the Company was subject to a covenant to maintain a maximum debt to tangible net worth ratio of 1.50. The covenants relate to the U.S. subsidiary’s ratios only. The Company was in compliance with all covenants as of July 3, 2011.

The Company has a mortgage secured by the Company’s U.S. subsidiary’s office building in Stafford, Texas. This mortgage had an outstanding amount of $1.3 million at July 3, 2011 and January 2, 2011.  This mortgage bears a fixed interest rate of 6.7%.

The Company also has a mortgage secured by an office building in Grenoble, France. This mortgage had an outstanding balance of $5.1 million and $5.0 million at July 3, 2011 and January 2, 2011, respectively. This mortgage bears a fixed interest rate of 4.9%.

The Company’s U.S. subsidiary had long-term debt secured by its working capital and equipment that was repaid during the second quarter of 2011. This debt had an outstanding amount of $0.3 million at January 2, 2011. This debt accrued interest based on a variable rate of LIBOR plus 2.25%.

The Company’s international subsidiaries have other long-term secured and unsecured notes totaling $27.2 million and $24.2 million at July 3, 2011 and January 2, 2011, respectively, with initial maturities ranging from 3 to 10 years. A portion of these notes have fixed interest rates that range from 2.9% to 7.5%. The remaining notes carry a variable interest rate based on LIBOR, plus 1.2%, or a three-month Euro, plus 0.3% to 1.5%.

One of the Company’s 51%-owned and consolidated subsidiaries borrowed $2.6 million from a member of the Board of Directors who is also a 49% owner of the consolidated subsidiary. This loan was used to partially fund the purchase of real estate in Grenoble, France, to be used as a manufacturing facility. Interest on the debt is variable based on three-month Euro plus 0.5%. The non-controlling interest in this subsidiary is deemed immaterial to the consolidated financial statements.

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

In May 2010, the Company executed agreements with 100% of the warrant holders that acquired warrants under the February 2008 and April 2009 notes payable and warrant issuances to exchange their outstanding warrants for the Company’s ordinary shares. Each warrant holder agreed to exchange their warrants under the February 2008 and April 2009 agreements for ordinary shares of the Company at an exchange ratio of 0.6133 and 0.6410, respectively. In order to settle the warrant liabilities related to the February 2008 and April 2009 warrant issuances, the Company issued 1,894,076 and 1,885,624 ordinary shares, respectively. The Company determined the fair value of its ordinary shares to be $22.50 per share at the date of the exchange which resulted in the issuance of ordinary shares with a total value of $85.0 million. This amount, net of $21.7 million of tax was recognized as an increase to equity at the time of the exchange. The Company recognized a gain on the change in fair value of the warrant liability of $0.2 million in non-operating expense, net during the year ended January 2, 2011 to adjust the carrying value of the warrant liability to the final settlement amount. The Company also recognized $11.6 million of foreign currency transaction loss on the warrant liability for the year ended January 2, 2011. This transaction settled the warrant liability of $85.2 million included in the consolidated balance sheet at December 27, 2009.

Changes in the carrying value of warrants are as follows:

Warrant value at December 28, 2008	$29,277
Impact of adoption of ASC Topic 815—fair value adjustment	(1,159)
Issuance of 2009 warrants at fair value	29,070
Change in fair value during the year	28,027
Warrant value at December 27, 2009	$85,215
Change in fair value during the period	(147)
Warrant value at April 4, 2010	$85,068
Change in fair value during the period	(25)
Fair value of shares issued to settle liability and recognized in equity on May 27, 2010	85,043
Warrant value at July 4, 2010	$—

10. Share-Based Compensation

Below is a summary of the allocation of share-based compensation recognized within the consolidated financial statements (in thousands):

	Three months ended		Six months ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
	(unaudited)		(unaudited)
Cost of goods sold	$195	$123	$387	$229
Sales and marketing	582	328	979	774
General and administrative	690	628	1,313	1,538
Research and development	97	104	180	201
Total	$1,564	$1,183	$2,859	$2,742

During the six months ended July 3, 2011, the Company granted options to purchase an aggregate of 0.6 million ordinary shares and 0.2 million restricted stock units at a weighted average fair value of $12.55 and $25.49 per share, respectively, to be recognized on a straight line basis over their service period of four years.  The weighted average per share exercise price for options granted during the six months ended July 3, 2011 is $24.43.  As of July 3, 2011, the Company had approximately 4.3 million stock options (of which approximately 2.6 million were exercisable) and 0.2 million restricted stock units outstanding. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions:

Six months ended
July 3, 2011
Risk-free interest rate	2.2%
Expected life in years	6.1
Expected volatility	48.6%
Expected dividend yield	0.0%

The Company had $20.4 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted to employees as of July 3, 2011.  That cost is expected to be recognized over a weighted-average period of 3.0 years.

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

The income tax benefit in the first six months of 2010 primarily relates to tax benefit recorded related to the Company’s French subsidiaries as well as deferred tax benefit on the amortization of the debt discount recognized on the Company’s notes payable.

12. Capital Stock and Earnings Per Share

The Company had 39.0 million and 29.6 million ordinary shares issued and outstanding as of July 3, 2011 and July 4, 2010, respectively.

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

The Company had options to purchase ordinary shares and restricted stock units outstanding of 4.5 million and 3.5 million ordinary shares at July 3, 2011 and July 4, 2010, respectively. None of the options or restricted stock units were included in diluted earnings per share for the six months ended July 3, 2011 and July 4, 2010, respectively, because the Company recorded a net loss in all periods and, therefore, including these instruments would be anti-dilutive.

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

The reconciliation of net loss to comprehensive loss is as follows (in thousands):

	Three months ended		Six months ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
	(unaudited)		(unaudited)
Net loss	$(2,869)	$(8,603)	$(26,838)	$(17,959)
Foreign currency translation adjustments	4,726	(8,483)	16,475	(14,099)
Total comprehensive income (loss)	$1,857	$(17,086)	$(10,363)	$(32,058)

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

The Company determined that C2M was a variable interest entity (VIE) as of June 2008. The Option Agreement allowed for the Company to purchase C2M at a fixed price regardless of the actual performance of the Piton products. As a result, C2M did not have the right to receive expected residual returns that would instead be enjoyed by the Company. The Company was considered the primary beneficiary of C2M because it had the obligation to absorb the majority of the expected losses and the right to absorb the majority of the expected returns. As a result, the Company was required to consolidate C2M. This conclusion was reached due to the existence of the Put Option and Call Option to acquire C2M at a price that was fixed upon entry into the license agreement. Accordingly, the financial position and results of operations of C2M have been included in the consolidated financial statements from the date of execution of the license agreement. The liabilities recognized as a result of consolidating C2M consist primarily of the fair value of the obligations C2M had under its purchase agreement with Sapphire. As of July 3, 2011 and January 2, 2011, the only material liability recognized relates to the estimated remaining earnout payments due under the original Sapphire purchase agreement. The Company is required to make these earnout payments on behalf of C2M in accordance with the license agreement. The assets of C2M consist of only cash used to fund ongoing operations and the Piton technology intangible asset.

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

However, pursuant to authoritative guidance, if the fair value of the contingently redeemable non-controlling interest is less than the current redemption value, and it is probable that the contingency related to the Put Option will be met, then the carrying value of the contingently redeemable non-controlling interest must be adjusted to its redemption value through a charge directly to equity. The Company recognized $0.7 million in accretion charges during the fiscal six month period ended July 4, 2010, to reflect the contingently redeemable non-controlling interest at its current redemption value as it is probable the $5 million sales contingency included in the Put Option would be met.  No such accretion charges were recorded during the six month period ended July 3, 2011.  The Company recognized $1.6 million in net losses during the six month period ended July 4, 2010 as a result of the consolidation of C2M. These net losses consist primarily of intangible asset amortization and, as such, the results of consolidation of C2M did not have a significant impact on the consolidated cash flows of the Company.

During the first quarter of 2010, the Company exercised its Put Option to acquire the outstanding shares of C2M in exchange for the Company’s ordinary shares. The transaction represents the acquisition of a non-controlling interest and as a result was accounted for as an equity transaction in accordance with Accounting Standards Codification (ASC) 810-10. Upon exercise of the Put Option, a non-controlling interest in C2M no longer existed. The balance of the non-controlling interest was eliminated and the fair value of the ordinary shares issued in the acquisition, $23.2 million, was recorded as a component of shareholders’ equity.

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

The consolidated appeal has been argued before the U.S. Court of Appeals for the Seventh Circuit, and the Company is awaiting the Court’s decision.

The Company has considered the facts of the case and related case law and, based on this information, believes that the verdict rendered on July 31, 2009 was inappropriate given the related facts and supporting legal arguments. The Company has considered the progress of the case, the views of legal counsel and the facts and arguments presented at the original jury trial and the fact that the Company intends to vigorously defend its position through the appellate courts in assessing the probability of a loss occurring for this matter. The Company believes it must assess the probability of the incurrence of a loss, and the ability to reasonably estimate such loss, based on the possible outcomes of the entire legal process including the appeals process. The Company believes its legal appeal is strong and that the range of possible outcomes is between zero and $6.6 million. After assessing all relevant information, the Company does not believe there to be a reasonably estimable loss within the range of possible outcomes that is probable of occurring. As a result, the Company has not recorded an accrual for any loss related to this issue. The Company has determined that a loss is reasonably possible, and management estimates the range of loss to be between zero and $6.6 million, the amount of the initial jury verdict. The Company believes it has a strong defense against these claims and is vigorously contesting these allegations. As of July 3, 2011, no accrual was recorded relating to this case.

In addition to the item noted above, the Company is subject to various other legal proceedings, product liability claims and other matters which arise in the ordinary course of business. In the opinion of management, the amount of liability, if any, with respect to these matters will not materially affect the Company’s consolidated results of operations or financial position.

16. Special Charges

During the year ended December 27, 2009, the Company consolidated its U.S. operations and closed quality and regulatory sales and marketing functions in San Diego, California. Additionally, manufacturing operations in Beverly, Massachusetts, were also closed. Additionally, the Company opened sales offices in Scandinavia and the United Kingdom in 2009. The Company incurred $1.9 million in costs related to the consolidation and launching of the sales sites. The operating costs for Scandinavia and the United Kingdom are included in sales and marketing expense. Included in the $1.9 million of special charges are expenses incurred related to severance, lease termination, and moving costs related to consolidation of the Company’s U.S. operations, as well as expenses for travel, consulting, and legal costs incurred to launch the sales sites. All expenses were paid in 2009.

During the second quarter of 2011, the Company recorded $0.1 million in special charges for severance related expenses related to the Company’s consolidation of its U.S. operations.

17. Subsequent Events

The Company has evaluated subsequent events after July 3, 2011 and concluded that no material transactions occurred subsequent to that date that provided additional evidence about conditions that existed at or after July 3, 2011 that require adjustment to the consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations together with the consolidated financial statements and the notes thereto included elsewhere in this report, and other financial information included in this report. The following discussion may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Special Note Regarding Forward-Looking Statements” and elsewhere in this report. These risks could cause our actual results to differ materially from any future performance suggested below.

Our fiscal quarters are generally determined on a 13-week basis and always end on a Sunday. As a result, our fiscal year is generally 364 days. Our year-end periods end on the Sunday nearest to December 31. Every few years, it is necessary to add an extra week to a quarter to make it a 14-week period in order to have our year end fall on the Sunday nearest to December 31. For example, the first two quarters of 2010 includes an extra week of operations compared to the first two quarters of 2011. For purposes of this management’s discussion and analysis of financial condition and results of operations, references to:

•                  the second quarter of 2011 or three months ended July 3, 2011 refers to the 13-week period ended July 3, 2011;

•                  the first two quarters of 2011or six months ended July 3, 2011 refers to the 26-week period ended July 3, 2011;

•                  the second quarter of 2010 or the three months ended July 4, 2010 refers to the 13-week period ended July 4, 2010; and

•                  the first two quarters of 2010 or six months ended July 4, 2010 refers to the 27-week period ended July 4, 2011.

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

We believe we are differentiated by our full portfolio of upper and lower extremity products, our dedicated extremity-focused sales organization and our strategic focus on extremities. We further believe that we are well positioned to benefit from the opportunities in the extremity products marketplace as we are among the global leaders in the shoulder and ankle joint replacement markets. We have also expanded our technology base and product offering to include: new joint replacement products based on new materials; improved trauma products based on innovative designs; and proprietary biologic materials for soft tissue repair. In the United States, which is the largest orthopaedic market, we believe that our single, “specialists serving specialists” distribution channel is strategically aligned with what we believe is an ongoing trend in orthopaedics for surgeons to specialize in certain parts of the anatomy or certain types of procedures.

Our principal products are organized in four major categories: upper extremity joints and trauma, lower extremity joints and trauma, sports medicine and biologics, and large joints and other. Our upper extremity joints and trauma products include joint replacement and bone fixation devices for the shoulder, hand, wrist and elbow. Our lower extremity joints and trauma products include joint replacement and bone fixation devices for the foot and ankle. Our sports medicine and biologics product category includes products used across several anatomic sites to repair or regenerate soft tissue.  Our large joints and other products include hip and knee joint replacement implants and ancillary products.

In the United States, we sell products from our upper extremity joints and trauma, lower extremity joints and trauma, and sports medicine and biologics product categories; we do not market large joints in the United States nor do we currently have plans to do so. While we market our products to extremity specialists, our revenue is generated from sales to healthcare institutions and distributors. We sell through a single sales channel consisting of a network of independent commission-based sales agencies, with occasional variations based upon individual territories. Internationally, in select markets, we sell our full product portfolio, including upper extremity joints and trauma, lower extremity joints and trauma, sports medicine and biologics and large joints. We utilize several distribution approaches depending on the individual market requirements, including direct sales organizations in the largest European markets and independent distributors for most other international markets.

We have significantly grown our business during the past several years and have built an extremities focused business that offers a broad range of products to a focused group of specialty surgeons. We believe this strategy has been the primary factor in enabling our revenue growth during such time. During the past several years we also have increased our operating expenses significantly. We have strategically invested with particular emphasis on product development, acquisition of strategic products and technologies, manufacturing capacity, sales commissions and infrastructure to support both current and anticipated future growth.

Foreign Currency Exchange Rates

A substantial portion of our business is located outside the United States and as a result we generate revenue and incur expenses denominated in currencies other than the U.S. dollar. The majority of our operations denominated in currencies other than the U.S. dollar are denominated in Euros. In the first two quarters of 2011 and 2010, 47% and 45%, of our revenues, respectively, were denominated in foreign currencies. As a result, our revenue can be significantly impacted by fluctuations in foreign currency exchange rates. We expect that foreign currencies will continue to represent a similarly significant percentage of our revenues in the future. Selling, marketing and administrative costs and research and development costs related to these revenues are largely denominated in the same foreign currencies, thereby limiting our foreign currency transaction risk exposure. We, therefore, believe that the risk of a significant impact on our earnings from foreign currency fluctuations is mitigated to some extent.

A substantial portion of the products we sell in the United States are manufactured in countries where costs are incurred in Euros.  Fluctuations in the Euro to U.S. dollar exchange rate will have an impact on the cost of the products we manufacture in those countries, but we would not likely be able to change our U.S. dollar selling prices of those same products in the United States in response to those cost fluctuations. As a result, fluctuations in the Euro to U.S. dollar exchange rates could have a significant impact on the cost of the inventory produced and a related impact on our gross profit in the future periods in which that inventory is sold. Fluctuations in the value of foreign currencies relative to the U.S. dollar impact our operating results. Impacts associated with fluctuations in foreign currency exchange rates are discussed in more detail under “Item 3 —Quantitative and Qualitative Disclosures about Market Risk.”  In countries with currencies other than the U.S. dollar, assets and liabilities are translated into U.S. dollars using end-of-period exchange rates; and revenues, expenses and cash flows are translated using average rates of exchange. Constant currency growth rates used in the following discussion of results of operations eliminate the impact of period-over-period foreign currency fluctuations.

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

Results of Operations

Comparison of three months ended July 3, 2011 to three months ended July 4, 2010

The following table sets forth, for the periods indicated, our results of operations as a percentage of revenue:

	Three months ended
	July 3, 2011	July 4, 2010
Revenue	100%	100%
Cost of goods sold	28%	27%
Gross profit	72%	73%
Operating expenses:
Selling and marketing	54%	54%
General and administrative	10%	9%
Research and development	8%	7%
Amortization of intangible assets	4%	5%
Special charges	0%*	0%*
Operating loss	(4)%	(3)%

*                                         Not meaningful

The following tables set forth, for the periods indicated, our revenue by product category and geography expressed as dollar amounts and the changes in revenue between the specified periods expressed as percentages:

	Three months ended
Revenue by Product Category	July 3, 2011	July 4, 2010	Percent change	Percent change
	($ in thousands)		(as	(constant
			reported)	currency)
Upper extremity joints and trauma	$40,795	$33,940	20%	15%
Lower extremity joints and trauma	6,447	5,592	15%	11%
Sports medicine and biologics	3,583	3,076	17%	12%
Total extremities	50,825	42,608	19%	14%

Large joints and other	14,333	11,955	20%	5%
Total	$65,158	$54,563	19%	12%

	Three months ended
Revenue by Geography	July 3, 2011	July 4, 2010	Percent change	Percent change
	($ in thousands)		(as	(constant
			reported)	currency)
United States	$34,395	$30,669	12%	12%
International	30,763	23,894	29%	12%
Total	$65,158	$54,563	19%	12%

Revenue.  Revenue increased by 19% to $65.2 million during the three months ended July 3, 2011 from $54.6 million during the three months ended July 4, 2010, as a result of increased sales in each of our product categories, with the most significant increase occurring in our upper extremity joints and trauma and large joints and other categories.  The growth across all product categories was due primarily to increased demand and product expansion and was impacted favorably by fluctuations in foreign currency exchange rates.  Our overall revenue growth of 19% consisted of 12% growth in the United States and 29% growth in our international geographies. On a constant currency basis, both our international and overall revenue growth was 12%.

Revenue by product category.  Revenue in upper extremity joints and trauma increased by 20% to $40.8 million during the three months ended July 3, 2011 from $33.9 million during the three months ended July 4, 2010, primarily as a result of the continued increase in sales of our Aequalis and Aequalis Ascend shoulder products as well as fluctuations in foreign currency exchange rates. We believe that increased sales of our Aequalis shoulder products resulted from continued market growth in shoulder replacement procedures and continued market movement toward reversed shoulder replacement procedures. We also saw an increase in sales of our Ascend shoulder product which continued to gain share in the shoulder replacement market.  Revenue in lower extremity joints and trauma increased by 15% to $6.4 million during the three months ended July 3, 2011 from $5.6 million during the three months ended July 4, 2010, due to increased sales in our ankle replacement products in both the United States and internationally and increased sales of our foot and ankle fixation products due to expanded instrument set availability for key new products such as the Stabilis Ankle Fusion System and the wave Calcaneal Fracture System.  Revenue in sports medicine and biologics increased by 17% to $3.6 million during the three months ended July 3, 2011 from $3.1 million during the three months ended July 4, 2010, as a result of increased sales of our anchor products.  Revenue in large joints and other increased by 20% to $14.3 million during the three months ended July 3, 2011 from $12.0 million during the three months ended July 4, 2010, primarily due to increased sales of hip and knee products in France and certain export markets. This growth rate was also negatively impacted by a large initial shipment to a new stocking distributor during the second quarter of 2010 that did not recur in 2011. The growth in all our product categories was also significantly impacted favorably by fluctuations in foreign currency exchange rates due to the weakening of the U.S. Dollar versus the Euro. Excluding the impact of foreign currency exchange rate fluctuations our large joints and other category experienced a 5% growth rate. The maturity of our large joint revenue is denominated in foreign currency and is, therefore, the product category most significantly impacted by foreign currency fluctuations.

Revenue by geography.  Revenue in the United States increased by 12% to $34.4 million during the three months ended July 3, 2011 from $30.7 million during the three months ended July 4, 2010, primarily driven by continued increase in sales in upper extremity joints and trauma products including, in particular, our Aequalis and Ascend shoulder replacement products. The United States revenue increase was also impacted by increases in sales of our foot and ankle fixation products.  International revenue increased by 29% to $30.8 million during the three months ended July 3, 2011 from $23.9 million during the three months ended July 4, 2010, primarily due to increased sales in upper extremities, large joints and sports medicine in France, Australia, Germany and sales to certain stocking distributors across various countries in which we have no current direct sales force. International revenue was also impacted favorably by fluctuations in foreign currency exchange rates. Excluding the impact of foreign currency fluctuations, international revenue growth was 12%.

Cost of goods sold.  Our cost of goods sold increased by 22% to $18.0 million during the three months ended July 3, 2011 from $14.7 million during the three months ended July 4, 2010.  As a percentage of revenue, cost of goods sold increased to 28% during the three months ended July 3, 2011 from 27% during the three months ended July 4, 2010, primarily due to a change in geographical revenue mix. Our international revenue generally results in a higher level of cost of goods sold as a percentage of revenue than our United States revenue due to the differences in selling prices in various countries. Our international revenue represented 47% of total revenue during the second quarter of 2011 compared to 44% during the second quarter of 2010.  Our cost of goods sold and corresponding gross profit as a percentage of revenue can be expected to fluctuate in future periods depending upon certain factors, including, among others, changes in our product sales mix and prices, distribution channels and geographies, manufacturing yields, inventory reserves required, levels of production volume and fluctuating inventory costs due to changes in currency exchange rates since the period they were manufactured.

Selling and marketing.  Our selling and marketing expenses increased by 17% to $34.9 million during the three months ended July 3, 2011 from $29.7 million during the three months ended July 4, 2010.  As a percentage of revenue, selling and marketing expenses remained at 54% during the three months ended July 3, 2011 and the three months ended July 4, 2010.  The change is primarily a result of $0.8 million of additional instrument depreciation and maintenance costs from a larger volume of instruments in the field and $1.7 million of additional variable commissions and royalties on higher revenue.  Additionally, $2.1 million of the increase was related to foreign currency exchange rate fluctuations.

General and administrative.  Our general and administrative expenses increased by 36% to $6.4 million during the three months ended July 3, 2011 from $4.7 million during the three months ended July 4, 2010.  As a percentage of revenue, general and administrative expenses increased to 10% during the three months ended July 3, 2011 compared to 9% during the three months ended July 4, 2010.  The increase was due to additional legal, audit and administrative fees incurred as a result of being a U.S. public reporting company. Much of our legal and accounting spending in the second quarter of 2010 was related to our initial public offering and was capitalized rather than expensed. The increase also included $0.4 million of legal fees and payments related to the settlement of an outstanding product liability claim and $0.3 million related to foreign currency exchange rate fluctuations.

Research and development.  Our research and development expenses increased by 30% to $5.2 million during the three months ended July 3, 2011 from $4.0 million during the three months ended July 4, 2010.  As a percentage of revenue, research and development expenses increased to 8% during the three months ended July 3, 2011 compared to 7% during the three months ended July 4, 2010.  The increase was the result of increased clinical study related expenses and certain biologic related development projects. The increase is also related to $0.3 million of increased share-based compensation and $0.3 million related to foreign currency exchange rate fluctuations.

Amortization of intangible assets.  Amortization of intangible assets was $2.9 million during the three months ended July 3, 2011 and the three months ended July 4, 2010. There were no material changes in the gross amounts nor in the amortization period.

Special charges.  We recorded special charges of $0.1 million during the second quarter of 2011, which were primarily related to the closure of our Beverly research and development facility. Special charges during the second quarter of 2010 were immaterial.

Interest expense.  Our interest expense decreased by 90% to $0.5 million during the three months ended July 3, 2011 from $4.9 million during the three months ended July 4, 2010 as a result of the repayment of our notes payable in February 2011.

Foreign currency transaction gain (loss).  Our foreign currency transaction gain was $0.2 million during the three months ended July 3, 2011 compared to a loss of $3.4 million during the three months ended July 4, 2010.  The primary driver of our foreign currency transaction loss in the first three months of 2010 was related to the revaluation of our warrant liability which was denominated in a currency other than our functional currency. We settled our warrant liability in May 2010 by exchanging all the outstanding warrants for our ordinary shares.

Other non-operating income (expense).  Our other non-operating income was immaterial during the second quarter of 2011, compared to $0.2 million other non-operating expense during the second quarter of 2010. Our non-operating income in 2010 related to the adjustment of our warrant liability to fair value at the end of each reporting period. We settled our warrant liability in May 2010 by exchanging all the outstanding warrants for our ordinary shares.

Income tax (expense) benefit.  Our effective tax rate for the second quarter of 2011 and 2010 was (13%) and 14%, respectively.  The change in our effective tax rate from the second quarter of 2010 to the second quarter of 2011 primarily relates to the relative percentage of our pre-tax loss made up by our U.S. and international operations.  During the second quarter of 2011 we incurred income tax expense related to certain of our international jurisdictions. During the second quarter of 2010, we incurred losses in certain international jurisdictions that generated an income tax benefit in excess of expense. In both periods, given our history of operating losses, we did not record a provision for income taxes in the U.S. and certain of our European sales offices.

Comparison of six months ended July 3, 2011 to six months ended July 4, 2010

The following table sets forth, for the periods indicated, our results of operations as a percentage of revenue:

	Six months ended
	July 3, 2011	July 4, 2010
Revenue	100%	100%
Cost of goods sold	28%	27%
Gross profit	72%	73%
Operating expenses:
Selling and marketing	52%	55%
General and administrative	9%	10%
Research and development	8%	8%
Amortization of intangible assets	4%	5%
Special charges	0%*	0%*
Operating loss	(1)%	(5)%

*                                         Not meaningful

The following tables set forth, for the periods indicated, our revenue by product category and geography expressed as dollar amounts and the changes in revenue between the specified periods expressed as percentages:

	Six months ended
Revenue by Product Category	July 3, 2011	July 4, 2010	Percent change	Percent change
	($ in thousands)		(as	(constant
			reported)	currency)
Upper extremity joints and trauma	$82,950	$70,587	18%	15%
Lower extremity joints and trauma	13,079	11,848	10%	8%
Sports medicine and biologics	7,440	6,517	14%	12%
Total extremities	103,469	88,952	16%	14%

Large joints and other	31,124	27,454	13%	7%
Total	$134,593	$116,406	16%	12%

	Six months ended
Revenue by Geography	July 3, 2011	July 4, 2010	Percent change	Percent change
	($ in thousands)		(as	(constant
			reported)	currency)
United States	$71,416	$64,464	11%	11%
International	63,177	51,942	22%	14%
Total	$134,593	$116,406	16%	12%

Revenue.  Revenue increased by 16% to $134.6 million during the six months ended July 3, 2011 from $116.4 million during the six months ended July 4, 2010, as a result of increased sales in each of our product categories, with the most significant increase occurring in our upper extremity joints and trauma category. Growth across all product categories was due primarily to increased demand and favorable fluctuations in foreign currency exchange rates and was partially offset by the existence of an extra week of sales in the first half of 2010.  Our overall revenue growth of 16% consisted of 11% growth in the United States and 22% growth in our international geographies. Excluding the impact of foreign currency exchange rate fluctuations, international and overall revenue growth were 14% and 12%, respectively.

Revenue by product category.  Revenue in upper extremity joints and trauma increased by 18% to $83.0 million during the six months ended July 3, 2011 from $70.6 million during the six months ended July 4, 2010, primarily as a result of the continued increase in sales of our Aequalis and Aequalis Ascend shoulder products. We believe that increased sales of our Aequalis shoulder products resulted from continued market growth in shoulder replacement procedures and continued market movement towards reversed shoulder replacement procedures. We also saw an increase in sales of our Ascend shoulder products which continued to gain share in the shoulder replacement market.  Revenue in lower extremity joints and trauma increased by 10% to $13.1 million during the six months ended July 3, 2011 from $11.8 million during the six months ended July 4, 2010, primarily due to increased sales in our ankle replacement products in both the United States and internationally increased sales of our foot and ankle fixation products due to expanded instrument set availability for key new products such as the Stabilis Ankle Fusion System and the wave Calcaneal Fracture System.  Revenue in sports medicine and biologics increased by 14% to $7.4 million during the six months ended July 3, 2011 from $6.5 million during the six months ended July 4, 2010, as a result of increased sales of our suture and suture anchor products.  Revenue in large joints and other increased by 13% to $31.1 million during the six months ended July 3, 2011 from $27.4 million during the six months ended July 4, 2010, primarily due to increased sales of hip and knee products in France and certain export markets.  The growth in all of our product categories was favorably impacted by fluctuations in foreign currency exchange rates primarily due to the weakening of the U.S. dollar versus the Euro.

category, the factors driving the increased sales were partially offset by the impact of an extra week of sales in the first two fiscal quarters of 2010.

Revenue by geography.  Revenue in the United States increased by 11% to $71.4 million during the six months ended July 3, 2011 from $64.5 million during the six months ended July 4, 2010, primarily driven by continued increase in sales in upper extremity joints and trauma products including in particular our Aequalis and Ascend shoulder replacement products. The U.S. revenue increase was also impacted by increases in sales of our ankle fixation products.  International revenue increased by 22% to $63.2 million during the six months ended July 3, 2011 from $51.9 million during the six months ended July 4, 2010, primarily due to increased revenue in France, Australia, Germany and sales to certain stocking distributors across various countries in which we have no current direct sales force.  In each geography, the factors driving the increased sales were partially offset by the existence of an extra week of sales in the first two quarters of 2010.  Foreign currency exchange rate fluctuations also had a favorable impact on international revenue growth during the first two quarters of 2011. Excluding the impact of foreign currency fluctuations, international revenue grew 14%.

Cost of goods sold.  Our cost of goods sold increased by 19% to $38.1 million during the six months ended July 3, 2011 from $32.0 million during the six months ended July 4, 2010.  As a percentage of revenue, cost of goods sold increased to 28% during the six months ended July 3, 2011 from 27% during the six months ended July 4, 2010, primarily due to a change in geographical revenue mix. Our international revenue generally results in a higher level of cost of goods sold as a percentage of revenue than our United States revenue due to the differences in selling prices in various countries. Our international revenue represented 47% of total revenue during the six months ended July 3, 2011 compared to 45% during the six months ended July 4, 2010.  Our cost of goods sold and corresponding gross profit as a percentage of revenue can be expected to fluctuate in future periods depending upon certain factors, including, among others, changes in our product sales mix and prices, distribution channels and geographies, manufacturing yields, inventory reserves required, levels of production volume and fluctuating inventory costs due to changes in currency exchange rates since the period they were manufactured.

Selling and marketing.  Our selling and marketing expenses increased by 8% to $69.6 million during the six months ended July 3, 2011 from $64.2 million during the six months ended July 4, 2010.  As a percentage of revenue, selling and marketing expense decreased to 52% during the six months ended July 3, 2011 from 55% during the six months ended July 4, 2010.  The change is primarily a result of $1.0 million of additional instrument depreciation and maintenance costs from a larger volume of instruments in the field and $2.3 million of additional variable commissions and royalties on higher revenue.  Additionally, $2.0 million of the increase was related to foreign currency exchange rate fluctuations.  Other non-variable selling and marketing expenses remained consistent with prior year, however, the first six months of 2010 included an additional week of operations.

General and administrative.  Our general and administrative expenses increased by 11% to $12.4 million during the six months ended July 3, 2011 from $11.2 million during the six months ended July 4, 2010.  As a percentage of revenue, general and administrative expenses decreased to 9% during the six months ended July 3, 2011 compared to 10% during the six months ended July 4, 2010.  The increase was due to additional legal, audit and administrative fees incurred as a result of being a U.S. public reporting company.  Much of our legal and accounting spending in the first six months of 2010 was related to our initial public offering and was recorded as a reduction of the IPO proceeds rather than expensed.  The increase also included $0.4 million of legal fees and payments related to the settlement of an outstanding product liability claim and $0.3 million related to foreign currency exchange rate fluctuations.

Research and development.  Our research and development expenses increased by 17% to $10.3 million during the six months ended July 3, 2011 from $8.8 million during the six months ended July 4, 2010.  As a percentage of revenue, research and development expenses remained at 8% during the six months ended July 3, 2011 and the six months ended July 4, 2010.  The increase was the result of increased clinical study related expenses and certain biologic related development projects partially offset by increased expenses related to the additional week of operations included in the first two quarters of 2010.  The increase is also related to $0.4 million of increased share-based compensation and $0.3 million related to foreign currency exchange rate fluctuations.

Amortization of intangible assets.  Amortization of intangible assets decreased by 3% to $5.7 million during the six months ended July 3, 2011 from $5.9 million during the six months ended July 4, 2010 as a result of the complete amortization of certain license related intangibles.

Special charges.  We recorded special charges of $0.1 million during the six months ended July 3, 2011 compared to $0.3 million for the six months ended July 4, 2010.  The special charges in the first two quarters of 2011 were primarily related to the closure of our Beverly research and development facility.  The special charges in the first two quarters of 2010 were primarily related to the relocation of our U.S. headquarters and the establishment of our sales office in the United Kingdom.

Interest expense.  Our interest expense decreased by 72% to $3.0 million during the six months ended July 3, 2011 from $10.8 million during the six months ended July 4, 2010 as a result of the repayment of our notes payable in February 2011.

Foreign currency transaction gain (loss).  Our foreign currency transaction gain was $0.1 million during the six months ended July 3, 2011 compared to a loss of $5.7 million during the six months ended July 4, 2010.  The primary driver of our foreign currency transaction loss in the first two quarters of 2010 was related to the revaluation of our warrant liability which was denominated in a currency other than our functional currency. We settled our warrant liability in May 2010 by exchanging all the outstanding warrants for our ordinary shares.

Loss on extinguishment of debt.  We recognized a $29.5 million loss on extinguishment of debt during the six months ended July 3, 2011 due to the repayment of our notes payable. Our notes payable were issued in 2008 and 2009 together with warrants to purchase ordinary shares of the company. At the time of issuance, we recognized the estimated fair value of the warrants as a warrant liability with an offsetting debt discount to reduce the carrying value of the notes payable to the estimated fair value at the time of issuance. This debt discount was then amortized as additional interest expense over the term of the notes. At the time of repayment in the first quarter of 2011, we wrote-off the remaining unamortized portion of the discount as a loss on the extinguishment of debt. We had no such expense related to the extinguishment of debt during 2010. See Note 9 of our consolidated financial statements for further discussion of the accounting treatment of the notes payable and related warrants.

Other non-operating income (expense).  Our other non-operating expense was immaterial during the first six months of 2011 and 2010.

Income tax (expense) benefit.  Our effective tax rate for the first two quarters of 2011 and 2010 was 21% and 17%, respectively.  The change in our effective tax rate from the first two quarters of 2010 to the first two quarters of 2011 primarily relates to the relative percentage of our pre-tax loss made up by our French operations.  Our income tax benefit increased to $7.0 million during the first two quarters of 2011 compared to $3.7 million for the first two quarters of 2010. During the first two quarters of 2011, we recognized $7.5 million of deferred tax benefit related to the $29.5 million loss on extinguishment of debt previously discussed. This benefit was the result of reversing the remaining deferred tax liability related to the unamortized debt discount on our notes payable at the time of repayment. Offsetting this deferred tax benefit are estimated income tax expenses primarily related to our French subsidiaries. Given our history of operating losses, we do not generally record a provision for income taxes in the United States and certain of our European sales offices. Our income tax benefit in the first two quarters of 2010 primarily related to a tax benefit recorded related to our French subsidiaries as well as deferred tax benefit on the amortization of the debt discount recognized on our notes payable.

Seasonality and Quarterly Fluctuations

Our business is seasonal in nature. Historically, demand for our products has been the lowest in our third quarter as a result of the European holiday schedule during the summer months.

We have experienced and expect to continue to experience meaningful variability in our revenue and gross profit among quarters, as well as within each quarter, as a result of a number of factors including, among others, the number and mix of products sold in the quarter or the geographies in which they are sold; the demand for, and pricing of our products and the products of our competitors; the timing of or failure to obtain regulatory clearances or approvals for products; costs, benefits and timing of new product introductions; the level of competition; the timing and extent of promotional pricing or volume discounts; changes in average selling prices; the availability and cost of components and materials; number of selling days; fluctuations in foreign currency exchange rates; and impairment and other special charges.

Liquidity and Capital Resources

Since inception, we have generated significant operating losses. These, combined with significant charges not related to cash from operations, amortization of acquired intangible assets, and fair value adjustments to our warrant liability, have resulted in an accumulated deficit of $210.4 million as of July 3, 2011. Historically, our liquidity needs have been met through a combination of sales of our equity securities together with issuances of notes payable and warrants to both current shareholders and new investors and other bank related debt.  In February 2011, we completed an initial public offering from which we received net proceeds of approximately $149.5 million after underwriters’ discounts, commissions and offering expenses.  Our notes payable were repaid in full during the first quarter of 2011 using a portion of these proceeds.  Additionally, in March 2011, we sold additional ordinary shares due to the exercise of the underwriters’ overallotment option from which we received additional net proceeds of approximately $12.8 million after underwriters’ discounts and commissions and offering expenses.

As of July 3, 2011, we had $40.8 million in short-term and long-term debt.  Certain of these debt agreements include financial covenants that (i) require us to have a minimum level of tangible net worth in our U.S. operating subsidiary, (ii) have various levels of performance tests of debt to equity and debt to modified income specifically related to our French operating subsidiary and

(iii) restrict our ability to borrow in our U.S. operating subsidiary if there is a default under the agreement, all of which may have an impact on our liquidity.

The following table sets forth, for the periods indicated, certain liquidity measures:

	As of
	July 3, 2011	January 2, 2011
	($ in thousands)
Cash and cash equivalents	$59,733	$24,838
Working capital	148,482	96,965
Line of credit availability	29,037	11,252

Operating activities.  Net cash provided by operating activities was $12.5 million during the six months ended July 3, 2011 compared to net cash provided by operating activities of $2.5 million during the six months ended July 4, 2010, primarily driven by improvement in our consolidated net loss adjusted for non-cash items and a lower use of cash for working capital during the first six months of 2011 as compared to the first six months of 2010. During the first six months of 2011 we also received a $2.8 million income tax refund in the United States related to a one-time ability to carry income tax losses back to a previous period in which our United States subsidiary had previously paid income taxes.

Investing activities.  Net cash used in investing activities was $11.6 million during the six months ended July 3, 2011 compared to net cash used in investing activities of $15.2 million during the six months ended July 4, 2010.  The decrease in net cash used in investing activities is primarily due to reduced purchases of property, plant and equipment and reduced acquisition-related payments.  During the first six months of 2010 purchases of property, plant and equipment included those to finish preparing our French manufacturing facility.  The first six months of both 2011 and 2010 include acquisition-related payments made in accordance with the contingent purchase price of the acquisition of our Piton technology.  This purchase agreement requires that we make payments equal to 25% of the sales of Piton for a three-year period ending in the third quarter of 2011.  The first quarter of 2010 also included an additional contingent consideration payment made related to a 2007 acquisition upon achievement of a specific revenue milestone related to our Ascend shoulder products.  Our industry is capital intensive, particularly as it relates to surgical instrumentation. Historically, our capital expenditures have consisted principally of surgical instruments, purchased manufacturing equipment, research and testing equipment, computer systems and office furniture and equipment.

Financing activities.  Net cash provided by financing activities was $32.3 million during the six months ended July 3, 2011 compared to $9.1 million during the six months ended July 4, 2010.  The increase in net cash provided by financing activities was due to the receipt of approximately $168.3 million from the completion of our initial public offering and subsequent exercise of the underwriters’ overallotment option, after underwriters’ discounts and commissions and offering expenses.  This was offset in part by the repayment of notes payable of $116.1 million with a portion of the net proceeds from our initial public offering.  We also used proceeds of our initial public offering to reduce our short-term borrowings under various lines of credit by $16.8 million.

Other liquidity information.  We have funded our cash needs since 2006 through the issuance of equity, notes payable and warrants to a group of investors and through our initial public offering. Although it is difficult for us to predict our future liquidity requirements, we believe that our cash balance of approximately $59.7 million and our existing available credit lines of $29.0 million as of July 3, 2011 will be sufficient to fund our working capital requirements and operations and permit anticipated capital expenditures during the remainder of 2011. In the event that we would require additional working capital to fund future operations, we could seek to acquire that through additional equity or debt financing arrangements which may or may not be available on favorable terms at such time.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined by the rules and regulations of the SEC that have or are reasonably likely to have a material effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. As a result, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these arrangements.

Contractual Obligations and Commitments

We refer you to the description of our contractual obligations and commitments as of January 2, 2011 as set forth in our annual report on Form 10-K for the fiscal year ended January 2, 2011.  There were no material changes to such information since that date through July 3, 2011, other than the repayment of our notes payable in February 2011, as previously described.

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

Interest Rate Risk

Borrowings under our various revolving lines of credit in the United States and in Europe generally bear interest at variable annual rates. Borrowings under our various term loans in the United States and Europe are mixed between variable and fixed interest rates. As of July 3, 2011, we had $4.7 million in borrowings under our revolving lines of credit and $36.1 million in borrowings under various term loans. Based upon this debt level, a 10% increase in the interest rate on such borrowings would not have a material impact on our interest expense.

At July 3, 2011, our cash and cash equivalents were $59.7 million. Based on our annualized average interest rate, a 10% decrease in the interest rate on such balances would result in an immaterial impact on an annual basis.

Foreign Currency Exchange Rate Risk

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our financial results. In the first two quarters of 2011 and 2010, approximately 47% and 45% of our revenues, respectively, were denominated in foreign currencies. We expect that foreign currencies will continue to represent a similarly significant percentage of our revenues in the future. Operating expenses related to these revenues are largely denominated in the same respective currency, thereby limiting our transaction risk exposure. However, for revenues not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases and if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our prices not being competitive in a market where business is transacted in the local currency.

During the three and six months ended July 4, 2011, approximately 81% and 82%, respectively, of our revenues denominated in foreign currencies were derived from EU countries and was denominated in Euros. Additionally, we have significant intercompany payables and debt with certain European subsidiaries, which are denominated in foreign currencies, principally the Euro. Our principal exchange rate risk therefore exists between the U.S. dollar and the Euro. Fluctuations from the beginning to the end of any given reporting period result in the remeasurement of our foreign currency-denominated cash, receivables, payables and debt, generating currency transaction gains or losses that impact our non-operating income/expense levels in the respective period and are reported in foreign currency transaction gain (loss) in our consolidated financial statements. We recorded a foreign currency transaction gain of approximately $0.2 million and $0.1 million during the three and six months ended July 4, 2011, respectively, related to the translation of our foreign-denominated receivables, payables and debt into U.S. dollars. We do not currently hedge our exposure to foreign currency exchange rate fluctuations. We may, however, hedge such exposure to foreign currency exchange rates in the future.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our President and Chief Executive Officer and Global Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 240.15d-15(e) promulgated under the Securities Exchange Act of 1934) as of the end of the period covered in this report. Based on that review and evaluation, which included inquiries made to certain of our other employees, the Certifying Officers have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to our company required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the second quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

During the second quarter of 2011, we did not issue any ordinary shares or other equity securities of our company that were not registered under the Securities Act of 1933, as amended.

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

Through July 3, 2011, we used approximately $116.1 million (€86.4 million) of the net proceeds from the offering to repay all of the outstanding indebtedness under our notes payable, including accrued interest thereon.  Also through July 3, 2011, we used $16.8 million of the net proceeds from the offering to reduce our short-term borrowings under our lines of credit.  The majority of the $116.1 million used to repay the outstanding indebtedness under our notes payable, including accrued interest thereon, and none of the $16.8 million used to reduce our short-term borrowings under various lines of credit were paid to certain of our directors and officers, or their associates, to persons owning ten percent or more of our outstanding ordinary shares and other affiliates of ours.

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

Issuer Purchases of Equity Securities

We did not purchase any ordinary shares or other equity securities of ours during the second quarter of 2011.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6.  EXHIBITS.

The following exhibits are filed or furnished with this quarterly report on Form 10-Q:

Exhibit No.	Description
10.1	Rules for the Grant of Qualified Stock Options to Participants in France under the Tornier N.V. 2010 Incentive Plan (Filed herewith)
10.2	Rules for the Grant of Qualified Stock Grants to Participants in France under the Tornier N.V. 2010 Incentive Plan (Filed herewith)
10.3	Form of Option Certificate Representing Option Grant Under the Tornier N.V. 2010 Incentive Plan (Filed herewith)
10.4	Form of Stock Grant Certificate Representing Stock Grant Under the Tornier N.V. 2010 Incentive Plan (Filed herewith)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)
101

The following materials from Tornier N.V.’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements (Furnished herewith)*

*                                         Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under Section 11 or 12 of the Securities Act of 1933, as amended, or otherwise subject to the liability of those sections, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TORNIER N.V.

Date: August 12, 2011	By:	/s/ Douglas W. Kohrs
Douglas W. Kohrs
President and Chief Executive Officer
(principal executive officer)

Date: August 12, 2011	By:	/s/ Carmen L. Diersen
Carmen L. Diersen
Global Chief Financial Officer
(principal financial and accounting officer)

TORNIER N.V.
QUARTERLY REPORT ON FORM 10-Q

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
10.1	Rules for the Grant of Qualified Stock Options to Participants in France under the Tornier N.V. 2010 Incentive Plan	Filed herewith
10.2	Rules for the Grant of Qualified Stock Grants to Participants in France under the Tornier N.V. 2010 Incentive Plan	Filed herewith
10.3	Form of Option Certificate Representing Option Grant Under the Tornier N.V. 2010 Incentive Plan	Filed herewith
10.4	Form of Stock Grant Certificate Representing Stock Grant Under the Tornier N.V. 2010 Incentive Plan	Filed herewith
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101

The following materials from Tornier N.V.’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements*

Furnished herewith

*                                         Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under Section 11 or 12 of the Securities Act of 1933, as amended, or otherwise subject to the liability of those sections, except as shall be expressly set forth by specific reference in such filings.