Form 10-Q
period 2011-10-02
Tornier N.V.
filed 2011-11-14
CIK 1492658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2011

or

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

As of November 10, 2011, there were 39,263,154 ordinary shares outstanding.

TORNIER N.V.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED OCTOBER 2, 2011

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

This report contains references to among others, our trademarks Aequalis®, Ascend™, Piton®, Stabilis™, Wave®, and Tornier™. All other trademarks or trade names referred to in this report are the property of their respective owners.

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

•                  continuing weakness in the global economy, which may be exacerbated by austerity measures anticipated to be taken by several countries and which could reduce the availability or affordability of private insurance or may affect patient decision to undergo elective procedures, and could otherwise adversely affect our business and results of operations;

•                  deriving a significant portion of our revenues from operations in certain geographic markets that are subject to political, economic and social instability and risks and uncertainties involved in launching our products in certain new geographic markets;

•                  our private label manufacturers failing to provide us with sufficient supply of their products, or failing to meet appropriate quality requirements;

•      our plans to bring the manufacturing of certain of our products in-house and possible disruptions we may experience in connection with such trasition;

•                  the loss of one of our key suppliers, which may result in our inability to meet customer orders for our products in a timely manner or within our budget;

•                  our patents and other intellectual property rights not adequately protecting our products, which may result in our loss of market share to our competitors;

•                  the incurrence of significant expenditures of resources to maintain relatively high levels of inventory, which could reduce our cash flows and increase the risk of inventory obsolescence, which could harm our operating results;

•                  turmoil in the worldwide credit and financial markets, which may be exacerbated by the European sovereign debt crisis and which may negatively affect our business, financial condition or results of operations;

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

For more information regarding these and other uncertainties and factors that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements or otherwise could materially adversely affect our business, financial condition or operating results, see our annual report on Form 10-K for the fiscal year ended January 2, 2011 under the heading “Part I — Item 1A. Risk Factors” on pages 24 through 53 of such report and “Part II — Item 1A Risk Factors” of this report. The risks and uncertainties described above and under the heading “Part I — Item 1A Risk Factors” in our annual report on Form 10-K for the fiscal year ended January 2, 2011 and “Part II — Item 1A Risk Factors” of this report are not exclusive and further information concerning us and our business, including factors that potentially could materially affect our financial results or condition, may emerge from time to time. We assume no obligation to update, amend or clarify forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. We advise you, however, to consult any further disclosures we make on related subjects in our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K we file with or furnish to the Securities and Exchange Commission.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TORNIER N.V. AND SUBSIDIARIES

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Amounts)

	October 2, 2011	January 2, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$55,848	$24,838
Accounts receivable (net of allowance of $2,349 and $2,519, respectively)	42,703	42,758
Inventories	85,726	77,525
Income taxes receivable	—	2,835
Deferred income taxes	1,245	2,587
Prepaid taxes	12,589	11,179
Prepaid expenses	2,299	7,444
Other current assets	3,650	4,048
Total current assets	204,060	173,214
Instruments, net	48,802	42,378
Property, plant and equipment, net	33,454	33,680
Goodwill	133,724	131,830
Intangible assets, net	102,024	109,024
Deferred income taxes	443	440
Other assets	1,312	612
Total assets	$523,819	$491,178
Liabilities and shareholders’ equity
Current liabilities:
Short-term borrowings and current portion of long-term debt	$20,956	$28,392
Accounts payable	12,010	12,890
Accrued liabilities	30,637	34,620
Income taxes payable	763	327
Deferred income taxes	7	20
Total current liabilities	64,373	76,249
Notes payable	—	84,261
Other long-term debt	24,356	25,467
Deferred income taxes	19,937	28,706
Contingent liabilities	—	1,860
Other non-current liabilities	3,981	4,396
Total liabilities	112,647	220,939
Shareholders’ equity:
Ordinary shares, €0.03 par value; authorized 175,000,000 and 100,000,000 at October 2, 2011 and January 2, 2011, respectively; issued and outstanding 39,244,166 and 29,568,731 at October 2, 2011 and January 2, 2011, respectively	1,559	1,156
Additional paid-in capital	606,590	437,307
Accumulated deficit	(212,007)	(183,532)
Accumulated other comprehensive income	15,030	15,308
Total shareholders’ equity	411,172	270,239
Total liabilities and shareholders’ equity	$523,819	$491,178

The accompanying notes are an integral part of the consolidated financial statements.

TORNIER N.V. AND SUBSIDIARIES

Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

	Three months ended		Nine months ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
	(unaudited)		(unaudited)
Revenue	$57,556	$49,707	$192,149	$166,113
Cost of goods sold	16,650	13,553	54,708	45,554
Gross profit	40,906	36,154	137,441	120,559
Operating expenses:
Sales and marketing	31,764	29,474	101,335	93,665
General and administrative	6,173	5,449	18,560	16,643
Research and development	4,309	3,898	14,608	12,714
Amortization of intangible assets	2,741	2,842	8,448	8,720
Special charges	56	54	188	306
Total operating expenses	45,043	41,717	143,139	132,048
Operating loss	(4,137)	(5,563)	(5,698)	(11,489)
Other income (expense):
Interest expense	(379)	(5,282)	(3,346)	(16,047)
Foreign currency transaction gain (loss)	(228)	(3,728)	(81)	(9,467)
Loss on extinguishment of debt	—	—	(29,475)	—
Other non-operating income (expense)	993	283	1,009	344
Loss before income taxes	(3,751)	(14,290)	(37,591)	(36,659)
Income tax (expense) benefit	2,114	1,531	9,116	5,246
Consolidated net loss	(1,637)	(12,759)	(28,475)	(31,413)
Net loss attributable to non-controlling interest	—	—	—	(695)
Net loss attributable to Tornier	(1,637)	(12,759)	(28,475)	(30,718)
Accretion of non-controlling interest	—	—	—	(679)
Net loss attributable to ordinary shareholders	$(1,637)	$(12,759)	$(28,475)	$(31,397)
Net loss per share:
Basic and diluted	$(0.04)	$(0.43)	$(0.75)	$(1.15)
Weighted average shares outstanding:
Basic and diluted	39,150	29,569	37,882	27,192

The accompanying notes are an integral part of the consolidated financial statements.

TORNIER N.V. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands)

	Nine months ended
	October 2, 2011	October 3, 2010
	(unaudited)
Cash flows from operating activities:
Consolidated net loss	$(28,475)	$(31,413)
Adjustments to reconcile consolidated net loss to cash provided by operating activities:
Depreciation and amortization	21,038	19,842
Non-cash foreign currency loss	387	8,787
Deferred income taxes	(8,993)	(5,570)
Share-based compensation	4,741	4,187
Non-cash interest expense and discount amortization	2,040	14,599
Inventory obsolescence	3,814	4,031
Loss on extinguishment of debt	29,475	—
Other non-cash items affecting earnings	(347)	745
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(534)	660
Inventories	(11,015)	(17,235)
Accounts payable and accruals	(3,449)	4,590
Other current assets and liabilities	3,556	(3,855)
Other non-current assets and liabilities	(1,277)	127
Net cash provided by (used in) operating activities	10,961	(505)
Cash flows from investing activities:
Acquisition-related cash payments	(2,053)	(1,992)
Additions of instruments	(15,042)	(10,508)
Purchases of property, plant and equipment	(3,772)	(5,540)
Net cash used in investing activities	(20,867)	(18,040)
Cash flows from financing activities:
Change in short-term debt	(8,185)	7,129
Repayments of long-term debt	(6,458)	(5,003)
Proceeds from issuance of long-term debt	4,751	5,351
Deferred financing costs	(2,731)	(1,676)
Repayment of notes payable	(116,108)	—
Issuance of ordinary shares	171,215	806
Net cash provided by financing activities	42,484	6,607
Effect of exchange rate changes on cash and cash equivalents	(1,568)	(529)
Increase (decrease) in cash and cash equivalents	31,010	(12,467)
Cash and cash equivalents:
Beginning of period	24,838	37,969
End of period	$55,848	$25,502

Non-cash investing and finance activities:
Fixed assets acquired pursuant to capital lease	$646	$—

The accompanying notes are an integral part of the consolidated financial statements.

TORNIER N.V. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(unaudited)

1. Business Description

Tornier N.V. (Tornier or the Company) is a global medical device company focused on surgeons that treat musculoskeletal injuries and disorders of the shoulder, elbow, wrist, hand, ankle and foot. The Company refers to these surgeons as extremity specialists. The Company sells to this extremity specialist customer base a broad line of joint replacement, trauma, sports medicine and biologic products to treat extremity joints. The Company’s motto of “specialists serving specialists” encompasses this focus. In certain international markets, Tornier also offers joint replacement products for the hip and knee. The Company currently sells approximately 90 product lines in approximately 35 countries.

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

The Company’s fiscal quarters are generally determined on a 13-week basis and always end on a Sunday. As a result, the Company’s fiscal year is generally 364 days. Fiscal year-end periods end on the Sunday nearest to December 31. Every few years, it is necessary to add an extra week to a quarter to make it a 14-week period in order to have the year end fall on the Sunday nearest to December 31. For example, the first three quarters of 2010 include an extra week of operations compared to the first three quarters of 2011.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued ASU 2010-6, Fair Value Measurements and Disclosures (ASC Topic 820): Improving Disclosures about Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair value measurements including (i) significant transfers into and out of Level 1 and Level 2 fair value measurements and (ii) information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. ASU 2010-6 was effective for interim and annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which were effective for interim and annual periods beginning after December 15, 2010. The Company adopted the additional disclosures required for Level 1 and Level 2 fair value measurements in the first quarter of 2010 and Level 3 disclosures during the first quarter of 2011.

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

In September 2011, the FASB issued ASU 2011-08, Intangibles, Goodwill and Other (ASC Topic 350), Testing Goodwill for Impairment (the revised standard). The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary.  The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  An entity can choose to early adopt if its annual test date is before the issuance of the final standard, provided that the entity has not yet performed its 2011 annual impairment test or issued its financial statements.  Entities considering early adoption should begin assessing relevant factors for the qualitative assessment.  An entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test.  If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required.  Otherwise, no further testing is required.  The Company is currently evaluating the early adoption option.  The Company does not expect the adoption or early adoption of this update to have any impact on the Company’s financial position or operating results.

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

When an active market for certain financial instruments does not exist, it may be appropriate to use unobservable inputs to determine fair value. The carrying value of the Company’s cash and cash equivalents, accounts receivable, and accounts payable approximates the fair value of these financial instruments at October 2, 2011 and January 2, 2011.  Assets and liabilities measured at fair value are done so on a recurring basis. U.S. GAAP requires fair value measurements to be classified and disclosed in one of the following three categories:

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

Cash and cash equivalents are classified as Level 1 fair value measurements. As of October 2, 2011, the Company had no material assets or liabilities with recurring Level 2 or Level 3 fair value measurements.

4. Inventories

Inventory balances consist of the following (in thousands):

	October 2, 2011	January 2, 2011
Raw materials	$6,694	$7,913
Work-in-process	8,370	5,356
Finished goods	70,662	64,256
Total	$85,726	$77,525

5. Property, Plant and Equipment

Property, plant and equipment balances consist of the following (in thousands):

	October 2, 2011	January 2, 2011
Land	$2,215	$2,195
Building and improvements	12,094	10,087
Machinery and equipment	21,297	20,420
Furniture, fixtures and office equipment	24,010	22,066
Software	4,300	4,134
Construction in progress	131	129
	64,047	59,031
Accumulated depreciation	(30,593)	(25,351)
Property, plant and equipment, net	$33,454	$33,680

6. Instruments

Instruments included in long-term assets on the consolidated balance sheets consist of the following (in thousands):

	October 2, 2011	January 2, 2011
Instruments	$70,402	$58,356
Instruments in process	17,971	15,007
Accumulated depreciation	(39,571)	(30,985)
Instruments, net	$48,802	$42,378

7. Goodwill and Other Intangible Assets

The following table summarizes the changes in the carrying amount of goodwill (in thousands):

Balance at January 2, 2011	$131,830
Contingent payment on acquisition	1,099
Foreign currency translation	795
Balance at October 2, 2011	$133,724

The components of identifiable intangible assets are as follows (in thousands):

	Gross value	Accumulated amortization	Net value
Balances at October 2, 2011
Intangible assets subject to amortization:
Developed technology	$76,943	$(28,561)	$48,382
Customer relationships	62,317	(21,493)	40,824
Licenses	4,058	(1,928)	2,130
Other	1,701	(1,031)	670
Intangible assets not subject to amortization:
Trade name	10,018	—	10,018
Total	$155,037	$(53,013)	$102,024

	Gross value	Accumulated amortization	Net value
Balances at January 2, 2011
Intangible assets subject to amortization:
Developed technology	$76,561	$(24,164)	$52,397
Customer relationships	61,838	(18,275)	43,563
Licenses	3,965	(1,492)	2,473
Other	1,645	(967)	678
Intangible assets not subject to amortization:
Trade name	9,913	—	9,913
Total	$153,922	$(44,898)	$109,024

Estimated annual amortization expense for fiscal years ending 2011 through 2015 is as follows (in thousands):

Amortization expense
2011	$10,698
2012	10,443
2013	10,407
2014	10,364
2015	10,356

8. Other Long-Term Debt

A summary of debt is as follows (in thousands):

	October 2, 2011	January 2, 2011

Lines of credit	$12,752	$20,639
Mortgages	5,875	6,342
Other term debt	24,304	24,522
Shareholder debt	2,381	2,356
Total debt	45,312	53,859
Less current portion	(20,956)	(28,392)
Long-term debt	$24,356	$25,467

The Company’s European subsidiaries have established unsecured lines of credit totaling $24.8 million and $21.9 million at October 2, 2011 and January 2, 2011, respectively. Borrowings under these lines were $11.4 million and $15.4 million at October 2, 2011 and January 2, 2011, respectively. Borrowings under these lines have variable interest rates based on the Euro Overnight Index Average plus 1.3% or a three-month Euro plus 0.5%-3.0%.

The Company’s U.S. subsidiary has established a $10.0 million secured line of credit at October 2, 2011 and January 2, 2011. This line of credit expires in July 2012 and is callable by the bank at any time. Also, the line is secured by working capital and equipment. Borrowings under the line were $1.3 million and $5.2 million at October 2, 2011 and January 2, 2011, respectively. Borrowings under the line of credit bear interest at a 30-day LIBOR plus 2.25%, with a floor interest rate of 5%. This line contains customary affirmative and negative covenants and events of default. As of October 2, 2011, the Company’s U.S. subsidiary was subject to a covenant to maintain no less than $39.0 million of tangible net worth. Also as of October 2, 2011, the Company was subject to a covenant to maintain a maximum debt to tangible net worth ratio of 1.50. The covenants relate to the U.S. subsidiary’s ratios only. The Company was in compliance with all covenants as of October 2, 2011.

The Company has a mortgage secured by the Company’s U.S. subsidiary’s office building in Stafford, Texas. This mortgage had an outstanding amount of $1.3 million at October 2, 2011 and January 2, 2011.  This mortgage bears a fixed annual interest rate of 6.7%.

The Company also has a mortgage secured by an office building in Grenoble, France. This mortgage had an outstanding balance of $4.6 million and $5.0 million at October 2, 2011 and January 2, 2011, respectively. This mortgage bears a fixed annual interest rate of 4.9%.

The Company’s U.S. subsidiary had long-term debt secured by its working capital and equipment that was repaid during the second quarter of 2011. This debt had an outstanding amount of $0.3 million at January 2, 2011. This debt accrued interest based on a variable rate of LIBOR plus 2.25%.

The Company’s international subsidiaries have other long-term secured and unsecured notes totaling $24.3 million and $24.2 million at October 2, 2011 and January 2, 2011, respectively, with initial maturities ranging from 3 to 10 years. A portion of these notes have fixed annual interest rates that range from 2.9% to 7.5%. The remaining notes carry a variable annual interest rate based on LIBOR, plus 1.2%, or a three-month Euro, plus 0.3% to 1.5%.

One of the Company’s 51%-owned and consolidated subsidiaries borrowed $2.4 million from a member of the Company’s Board of Directors who is also a 49% owner of the consolidated subsidiary. This loan was used to partially fund the purchase of real estate in Grenoble, France, to be used as a manufacturing facility. Interest on the debt is variable based on three-month Euro plus 0.5%. The non-controlling interest in this subsidiary is deemed immaterial to the consolidated financial statements.

9. Notes Payable and Warrants to Issue Ordinary Shares

In April 2009, the Company issued notes payable in the amount of €37 million (approximately $49.3 million) to a group of investors that included then existing shareholders, new investors and management of the Company. The notes carried a fixed annual interest rate of 8.0% with interest payments accrued in kind semi-annually. The notes were scheduled to mature in March 2014.

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

In February 2008, the Company issued notes payable in the amount of €34.5 million (approximately $52.4 million) to a group of investors that included then existing shareholders and management of the Company. The notes carried a fixed annual interest rate of 8.0% with interest payments accrued in-kind. The notes were scheduled to mature on February 28, 2013. Also, in connection with the 2008 note agreement, the Company issued warrants to purchase an aggregate of 3.1 million ordinary shares at an exercise price of $16.98 per share.  The Company had recorded the warrants as liabilities with an offsetting debt discount recorded as a reduction of the carrying value of the notes. The debt discount was being amortized as additional interest expense over the life of the notes.

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

Changes in the carrying value of warrants are as follows:

Warrant value at December 28, 2008	$29,277
Impact of adoption of ASC Topic 815—fair value adjustment	(1,159)
Issuance of 2009 warrants at fair value	29,070
Change in fair value during the year	28,027
Warrant value at December 27, 2009	$85,215
Change in fair value during the period	(147)
Warrant value at April 4, 2010	$85,068
Change in fair value during the period	(25)
Fair value of shares issued to settle liability and recognized in equity on May 27, 2010	85,043
Warrant value at July 4, 2010	$—

10. Share-Based Compensation

Below is a summary of the allocation of share-based compensation recognized within the consolidated financial statements (in thousands):

	Three months ended		Nine months ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
	(unaudited)		(unaudited)
Cost of goods sold	$199	$46	$586	$369
Sales and marketing	608	490	1,587	1,263
General and administrative	884	685	2,197	2,223
Research and development	140	131	371	332
Total	$1,831	$1,352	$4,741	$4,187

During the nine months ended October 2, 2011, the Company granted options to purchase an aggregate of 0.7 million ordinary shares and 0.2 million restricted stock units at a weighted average fair value of $11.90 and $25.16 per share, respectively, to be recognized on a straight line basis over their service period of four years.  The weighted average per share exercise price for options granted during the nine months ended October 2, 2011 is $24.35.  As of October 2, 2011, the Company had options to purchase an aggregate of approximately 4.2 million ordinary shares (of which options to purchase an aggregate of approximately 2.6 million ordinary shares were exercisable) and 0.2 million restricted stock units outstanding. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions:

Nine months ended
October 2, 2011
Risk-free interest rate	2.2%
Expected life in years	6.1
Expected volatility	48.6%
Expected dividend yield	0.0%

The Company had $19.1 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted to employees as of October 2, 2011.  That cost is expected to be recognized over a weighted-average period of 2.8 years.

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

During the first quarter of 2011, the Company recognized $7.5 million of deferred tax benefit related to the $29.5 million loss on extinguishment of debt previously discussed. This benefit was the result of reversing the remaining deferred tax liability related to the unamortized debt discount on the Company’s notes payable at the time of repayment. The additional income tax benefit recorded during the period primarily related to the Company’s French subsidiaries. Given the Company’s history of operating losses, the Company does not generally recognize a provision for income taxes in the United States and certain of the Company’s European sales offices.

The income tax benefit in the first nine months of 2010 primarily relates to tax benefit recorded related to the Company’s French subsidiaries as well as deferred tax benefit on the amortization of the debt discount recognized on the Company’s notes payable.

12. Capital Stock and Earnings Per Share

The Company had 39.2 million and 29.6 million ordinary shares issued and outstanding as of October 2, 2011 and October 3, 2010, respectively.

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

The Company had options to purchase ordinary shares and restricted stock units outstanding of an aggregate of 4.4 million and 3.5 million ordinary shares at October 2, 2011 and October 3, 2010, respectively. None of the options or restricted stock units were included in diluted earnings per share for the nine months ended October 2, 2011 and October 3, 2010, respectively, because the Company recorded a net loss in all periods and, therefore, including these instruments would be anti-dilutive.

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

The reconciliation of net loss to comprehensive loss is as follows (in thousands):

	Three months ended		Nine months ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
	(unaudited)		(unaudited)
Net loss	$(1,637)	$(12,759)	$(28,475)	$(30,718)
Foreign currency translation adjustments	(16,751)	15,946	(278)	1,847
Total comprehensive income (loss)	$(18,388)	$3,187	$(28,753)	$(28,871)

14. Non-Controlling Interests

The Company currently markets the Piton Knotless Anchor (Piton), an arthroscopic technology for rotator cuff repair. The Piton was based on technology developed by Sapphire Medical, Inc. (Sapphire). In April 2007, C2M Medical, Inc. (C2M) acquired all the assets related to the Piton technology from Sapphire. C2M was a company founded and owned by certain then current shareholders of the Company. The Company had no equity ownership interest in C2M.

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

The Company determined that C2M was a variable interest entity as of June 2008. The Option Agreement allowed for the Company to purchase C2M at a fixed price regardless of the actual performance of the Piton products. As a result, C2M did not have the right to receive expected residual returns that would instead be enjoyed by the Company. The Company was considered the primary beneficiary of C2M because it had the obligation to absorb the majority of the expected losses and the right to absorb the majority of the expected returns. As a result, the Company was required to consolidate C2M. This conclusion was reached due to the existence of the Put Option and Call Option to acquire C2M at a price that was fixed upon entry into the license agreement. Accordingly, the financial position and results of operations of C2M have been included in the consolidated financial statements from the date of execution of the license agreement. The liabilities recognized as a result of consolidating C2M consist primarily of the fair value of the obligations C2M had under its purchase agreement with Sapphire. As of October 2, 2011 and January 2, 2011, the only material liability recognized relates to the estimated remaining earnout payments due under the original Sapphire purchase agreement. The Company is required to make these earnout payments on behalf of C2M in accordance with the license agreement. The assets of C2M consist of only cash used to fund ongoing operations and the Piton technology intangible asset.

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

However, pursuant to authoritative guidance, if the fair value of the contingently redeemable non-controlling interest is less than the current redemption value, and it is probable that the contingency related to the Put Option will be met, then the carrying value of the contingently redeemable non-controlling interest must be adjusted to its redemption value through a charge directly to equity. The Company recognized $0.7 million in accretion charges during the fiscal nine month period ended October 3, 2010, to reflect the contingently redeemable non-controlling interest at its current redemption value as it is probable the $5 million sales contingency included in the Put Option would be met.  No such accretion charges were recorded during the nine month period ended October 2, 2011.  The Company recognized $0.7 million in net losses during the nine month period ended October 3, 2010 as a result of the consolidation of C2M. These net losses consist primarily of intangible asset amortization and, as such, the results of consolidation of C2M did not have a significant impact on the consolidated cash flows of the Company.

During the first quarter of 2010, the Company exercised its Call Option to acquire the outstanding shares of C2M in exchange for the Company’s ordinary shares. The transaction represents the acquisition of a non-controlling interest and as a result was accounted for as an equity transaction in accordance with Accounting Standards Codification (ASC) 810-10. Upon exercise of the Call Option, a non-controlling interest in C2M no longer existed. The balance of the non-controlling interest was eliminated and the fair value of the ordinary shares issued in the acquisition, $23.2 million, was recorded as a component of shareholders’ equity.

The earnout period related to the obligation to pay to Sapphire 25% of all Piton sales ended September 30, 2011. The Company had originally recorded a contingent liability at the time of the consolidation of C2M based on the estimated fair value of the liability at that time. Upon completion of the earnout period, the Company reversed the remaining liability balance and recognized a $1.0 million gain on extinguishment of this contingency. The gain is recorded in other non-operating income (expense) within the statement of operations.

15. Litigation

On October 25, 2007, two of the Company’s former sales agents filed a complaint in the U.S. District Court for the Southern District of Illinois, alleging that the Company had breached their agency agreements and committed fraudulent and negligent misrepresentations. The jury rendered a verdict on July 31, 2009, awarding the plaintiffs a total of $2.6 million in actual damages and $4.0 million in punitive damages. While the court struck the award of punitive damages on March 31, 2010, it denied the Company’s motion to set aside the verdict or order a new trial. The Company timely filed a notice of appeal with the U.S. Court of Appeals for the Seventh Circuit in respect of the remaining actual damages.  On August 24, 2011, the U.S. Court of Appeals for the Seventh Circuit issued its decision affirming the order of the lower court setting aside the award of punitive damages.  In addition, the appellate court affirmed the lower court’s finding of liability against the Company, but vacated the lower court’s damages award of $2.6 million in compensatory damages as being not supported by the record and being too speculative.  The case has been remanded to the lower court for a recalculation of damages that is consistent with the appellate court’s decision.  The parties are currently awaiting an order from the lower court setting forth the procedure for the remand proceedings.

The Company has considered the facts of the case, the related case law and the decision of the U.S . Court of Appeals for the Seventh Circuit and, based on this information, believes that the verdict rendered on July 31, 2009 was inappropriate given the related facts and supporting legal arguments. The Company has considered the progress of the case, the views of legal counsel the facts and arguments presented at the original jury trial, and the decision of the U.S. Court of Appeals for the Seventh Circuit and the fact that the Company intends to continue to vigorously defend its position through the remand proceedings in assessing the probability of a loss occurring for this matter. The Company believes it must assess the probability of the incurrence of a loss, and the ability to reasonably estimate such loss, based on the possible outcomes of the entire legal process including the remand and appeals process. The Company believes its legal position is strong and that the range of possible outcomes is between zero and $2.6 million. After assessing all relevant information, the Company does not believe there to be a reasonably estimable loss within the range of possible outcomes that is probable of occurring. As a result, the Company has not recorded an accrual for any loss related to this issue. The Company has determined that a loss is reasonably possible, and management estimates the range of loss to be between zero and $2.6 million, the amount of the initial jury verdict, minus the punitive damage award. The Company believes it continues to have a strong defense against these claims and is vigorously contesting these allegations. As of October 2, 2011, no accrual was recorded relating to this case.

In addition to the item noted above, the Company is subject to various other legal proceedings, product liability claims and other matters which arise in the ordinary course of business. In the opinion of management, the amount of liability, if any, with respect to these matters will not materially affect the Company’s consolidated financial statements.

16. Special Charges

During the year ended December 27, 2009, the Company consolidated its U.S. operations and closed quality and regulatory sales and marketing functions in San Diego, California and manufacturing operations in Beverly, Massachusetts. Additionally, the Company opened sales offices in Scandinavia and the United Kingdom in 2009. The Company incurred $1.9 million in costs related to the consolidation and launching of the sales sites. The operating costs for Scandinavia and the United Kingdom are included in sales and marketing expense. Included in the $1.9 million of special charges are expenses incurred related to severance, lease termination, and moving costs related to consolidation of the Company’s U.S. operations, as well as expenses for travel, consulting, and legal costs incurred to launch the sales sites. All expenses were paid in 2009.

During the third quarter of 2011, the Company recorded $0.1 million in special charges for severance related expenses related to the Company’s consolidation of the remaining quality, manufacturing and product development functions at its Beverly, Massachusetts facility.

17. Subsequent Events

The Company has evaluated subsequent events after October 2, 2011 and concluded that no material transactions occurred subsequent to that date that provided additional evidence about conditions that existed at or after October 2, 2011 that require adjustment to the consolidated financial statements.

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

Our fiscal quarters are generally determined on a 13-week basis and always end on a Sunday. As a result, our fiscal year is generally 364 days. Our year-end periods end on the Sunday nearest to December 31. Every few years, it is necessary to add an extra week to a quarter to make it a 14-week period in order to have our year end fall on the Sunday nearest to December 31. For example, the first three quarters of 2010 include an extra week of operations compared to the first three quarters of 2011. For purposes of this management’s discussion and analysis of financial condition and results of operations, references to:

•                  the third quarter of 2011 or three months ended October 2, 2011 refers to the 13-week period ended October 2, 2011;

•                  the first three quarters of 2011 or nine months ended October 2, 2011 refers to the 39-week period ended October 2, 2011;

•                  the third quarter of 2010 or the three months ended October 3, 2010 refers to the 13-week period ended October 3, 2010; and

•                  the first three quarters of 2010 or nine months ended October 3, 2010 refers to the 40-week period ended October 3, 2010.

Overview

We are a global medical device company focused on surgeons that treat musculoskeletal injuries and disorders of the shoulder, elbow, wrist, hand, ankle and foot. We refer to these surgeons as extremity specialists. We sell to this extremity specialist customer base a broad line of joint replacement, trauma, sports medicine and biologic products to treat extremity joints. Our motto of “specialists serving specialists” encompasses this focus. In certain international markets, we also offer joint replacement products for the hip and knee. We currently sell approximately 90 product lines in approximately 35 countries.

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

Foreign Currency Exchange Rates

A substantial portion of our business is located outside the United States and as a result we generate revenue and incur expenses denominated in currencies other than the U.S. dollar. The majority of our operations denominated in currencies other than the U.S. dollar are denominated in Euros. In the first three quarters of 2011 and 2010, 46% and 43%, of our revenues, respectively, were denominated in foreign currencies. As a result, our revenue can be significantly impacted by fluctuations in foreign currency exchange rates. We expect that foreign currencies will continue to represent a similarly significant percentage of our revenues in the future. Selling, marketing and administrative costs and research and development costs related to these revenues are largely denominated in the same foreign currencies, thereby limiting our foreign currency transaction risk exposure. We, therefore, believe that the risk of a significant impact on our earnings from foreign currency fluctuations is mitigated to some extent.

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

Results of Operations

Comparison of three months ended October 2, 2011 to three months ended October 3, 2010

The following table sets forth, for the periods indicated, our results of operations as a percentage of revenue:

	Three months ended
	October 2, 2011	October 3, 2010
Revenue	100%	100%
Cost of goods sold	29%	27%
Gross profit	71%	73%
Operating expenses:
Selling and marketing	55%	59%
General and administrative	11%	11%
Research and development	7%	8%
Amortization of intangible assets	5%	6%
Special charges	0%*	0%*
Operating loss	(7)%	(11)%

*                                         Not meaningful

The following tables set forth, for the periods indicated, our revenue by product category and geography expressed as dollar amounts and the changes in revenue between the specified periods expressed as percentages:

	Three months ended
Revenue by Product Category	October 2, 2011	October 3, 2010	Percent change	Percent change
	($ in thousands)		(as	(constant
			reported)	currency)
Upper extremity joints and trauma	$37,690	$31,990	17.8%	14.2%
Lower extremity joints and trauma	5,943	5,558	6.9%	4.3%
Sports medicine and biologics	3,329	3,170	5.0%	1.6%
Total extremities	46,962	40,718	15.3%	11.9%

Large joints and other	10,594	8,989	17.9%	6.7%
Total	$57,556	$49,707	15.8%	10.9%

	Three months ended
Revenue by Geography	October 2, 2011	October 3, 2010	Percent change	Percent change
	($ in thousands)		(as	(constant
			reported)	currency)
United States	$32,781	$30,132	8.8%	8.8%
International	24,775	19,575	26.6%	14.3%
Total	$57,556	$49,707	15.8%	10.9%

Revenue.  Revenue increased by 15.8% to $57.6 million during the three months ended October 2, 2011 from $49.7 million during the three months ended October 3, 2010, as a result of increased sales in each of our product categories, with the most significant increase occurring in our upper extremity joints and trauma and large joints and other categories.  The growth across all product categories was due primarily to increased demand and product expansion and was impacted favorably by fluctuations in foreign currency exchange rates.  Our overall revenue growth of 15.8% consisted of 8.8% growth in the United States and 26.6% growth in our international geographies. Excluding the impact of foreign currency exchange rate fluctuations, overall revenue growth was 10.9%.

Revenue by product category.  Revenue in upper extremity joints and trauma increased by 17.8% to $37.7 million during the three months ended October 2, 2011 from $32.0 million during the three months ended October 3, 2010, primarily as a result of the continued increase in sales of our Aequalis Reverse and Aequalis Ascend shoulder products.  We believe that increased sales of our Aequalis shoulder products resulted from continued market growth in shoulder replacement procedures and continued market adoption of reversed shoulder replacement procedures. We also saw an increase in sales of our Ascend shoulder product which continued to gain share in the shoulder replacement market.  Revenue in lower extremity joints and trauma increased by 6.9% to $5.9 million during the three months ended October 2, 2011 from $5.6 million during the three months ended October 3, 2010, due to increased sales in our ankle replacement products in both the United States and internationally and increased sales of our foot and ankle fixation products due to expanded instrument set availability for key new products such as the Stabilis Ankle Fusion System.  Revenue in sports medicine and biologics increased by 5.0% to $3.3 million during the three months ended October 2, 2011 from $3.2 million during the three months ended October 3, 2010, as a result of increased sales of our anchor products internationally.  Revenue in large joints and other increased by 17.9% to $10.6 million during the three months ended October 2, 2011 from $9.0 million during the three months ended October 3, 2010, primarily due to increased sales of hip and knee products in France and certain export markets. The growth in all our product categories was also significantly impacted favorably by fluctuations in foreign currency exchange rates due to the weakening of the U.S. Dollar versus the Euro.  The product category that was most significantly impacted by fluctuations in foreign currency exchange rates was the large joints and other category.  Excluding the impact of foreign currency exchange rate fluctuations, our large joints and other category experienced a 6.7% growth rate. The majority of our large joints and other revenue is denominated in foreign currency; and is, therefore, the product category most significantly impacted by foreign currency fluctuations.

Revenue by geography.  Revenue in the United States increased by 8.8% to $32.8 million during the three months ended October 2, 2011 from $30.1 million during the three months ended October 3, 2010, primarily driven by continued increase in sales in upper extremity joints and trauma products including, in particular, our Aequalis and Ascend shoulder replacement products. The United States revenue increase was also impacted by increases in sales of our ankle fixation products driven by expanded instrument set availability of key new products such as the Stabilis Ankle Fusion System.  International revenue increased by 26.6% to $24.8 million during the three months ended October 2, 2011 from $19.6 million during the three months ended October 3, 2010, primarily due to increased sales in upper extremities joints and trauma products in France, Australia, Germany, Switzerland and The Netherlands, increased sales of large joints and other products in France, and sales to certain stocking distributors across various countries in which we have no current direct sales force. International revenue was also impacted favorably by fluctuations in foreign currency exchange rates. Excluding the impact of foreign currency exchange rate fluctuations, international revenue growth was 14.3%.

Cost of goods sold.  Our cost of goods sold increased by 23% to $16.7 million during the three months ended October 2, 2011 from $13.6 million during the three months ended October 3, 2010.  As a percentage of revenue, cost of goods sold increased to 29% during the three months ended October 2, 2011 from 27% during the three months ended October 3, 2010, primarily due to a change in geographical revenue mix and product mix within geographies. Our international revenue generally results in a higher level of cost of goods sold as a percentage of revenue than our United States revenue due to the differences in selling prices in various countries.

Our international revenue represented 43% of total revenue during the third quarter of 2011 compared to 39% during the third quarter of 2010.  Our cost of goods sold and corresponding gross profit as a percentage of revenue can be expected to fluctuate in future periods depending upon certain factors, including, among others, changes in our product sales mix and prices, distribution channels and geographies, manufacturing yields, plans for insourcing some previously outsourced manufacturing, inventory reserves required, levels of production volume and fluctuating inventory costs due to changes in currency exchange rates since the period they were manufactured.

Selling and marketing.  Our selling and marketing expenses increased by 8% to $31.8 million during the three months ended October 2, 2011 from $29.5 million during the three months ended October 3, 2010.  As a percentage of revenue, selling and marketing expenses decreased to 55% during the three months ended October 2, 2011 compared to 59% during the three months ended October 3, 2010.  As a percentage of revenue, selling and marketing expenses decreased due to our ability to leverage our existing sales and marketing operations with controlled expense increases.  The increase in total expense is primarily a result of $1.4 million related to foreign currency exchange rate fluctuations and $1.2 million of additional variable selling related expenses such as commissions, royalties and freight on our higher revenue base. Excluding the impact of foreign currency exchange rate fluctuations, the remaining selling and marketing related expenses remained relatively consistent with prior year levels.

General and administrative.  Our general and administrative expenses increased by 13% to $6.2 million during the three months ended October 2, 2011 from $5.4 million during the three months ended October 3, 2010.  As a percentage of revenue, general and administrative expenses were 11% during the three months ended October 2, 2011 and the three months ended October 3, 2010.  Total general and administrative expenses increased at a rate close to the rate of revenue growth causing general and administrative expenses as a percent of revenue to remain consistent with the prior year. The increase in total expense was due to additional legal, audit and administrative fees incurred as a result of being a U.S. public reporting company as well as increased stock compensation expense. The increase also included $0.2 million related to foreign currency exchange rate fluctuations.

Research and development.  Our research and development expenses increased by 11% to $4.3 million during the three months ended October 2, 2011 from $3.9 million during the three months ended October 3, 2010.  As a percentage of revenue, research and development expenses decreased to 7% during the three months ended October 2, 2011 compared to 8% during the three months ended October 3, 2010.  Research and development expense, as a percentage of revenue, decreased compared to the prior year due primarily to the timing of various project related expenses. The increase in total expense compared to the prior year was the result of increased clinical study related expenses as well as $0.2 million related to foreign currency exchange rate fluctuations.  We anticipate that in the near future, our research and development expenses as a percentage of revenue will remain consistent with past levels.

Amortization of intangible assets.  Amortization of intangible assets decreased by 4% to $2.7 million during the three months ended October 2, 2011 from $2.8 million during the three months ended October 3, 2010 as a result of the complete amortization of certain license related intangibles.

Special charges.  We recorded special charges of $0.1 million during the third quarter of 2011, which were primarily related to the closure of our Beverly, Massachusetts facility. Special charges during the third quarter of 2010 were also $0.1 million related to the relocation of our U.S. headquarters and the establishment of our sales office in the United Kingdom.

Interest expense.  Our interest expense decreased by 93% to $0.4 million during the three months ended October 2, 2011 from $5.3 million during the three months ended October 3, 2010 as a result of the repayment of our notes payable in February 2011. Our notes payable carried an 8% stated interest rate and were recorded at a discount because they were issued together with warrants. The discount on our notes payable was previously also amortized as additional interest expense. As a result, the existence of our notes payable in prior periods caused a much higher level of interest expense.

Foreign currency transaction loss.  Our foreign currency transaction loss was $0.2 million during the three months ended October 2, 2011 compared to a loss of $3.7 million during the three months ended October 3, 2010.  Our foreign currency transaction gains and losses recognized during the quarter relate to various foreign currency denominated intercompany balances between our various global operating entities. We currently attempt to mitigate our foreign currency transaction gains and losses by holding similar levels of foreign currency related assets and liabilities. The primary driver of our foreign currency transaction loss in the third quarter of 2010 was related to the revaluation of a foreign currency denominated intercompany note agreement between our U.S. operating entity and one of our European entities. We settled this intercompany arrangement during the first quarter of 2011 thereby eliminating the previously existing foreign currency related exposure.

Other non-operating income.  Our other non-operating income was $1.0 million during the third quarter of 2011, compared to $0.3 million during the third quarter of 2010. Our non-operating income for the third quarter of 2011 is primarily related to recognition of a gain on the resolution of our contingent liability recorded from the prior consolidation and acquisition of C2M. The contingent liability related to remaining earnout payments on sales of our Piton products. This earnout period ended during the third quarter of 2011 and the remaining liability was reversed as a gain recognized in the same quarter.

Income tax benefit.  Our effective tax rate was 56% for the third quarter of 2011 and 11% for the third quarter of 2010.  The change in our effective tax rate from the third quarter of 2010 to the third quarter of 2011 primarily relates to the relative percentage of our pre-tax loss made up by our U.S. and international operations.  During the third quarters of 2011 and 2010 we recognized income tax benefit related to pre-tax losses recognized in certain of our international jurisdictions.  In both periods, given our history of operating losses, we did not record a provision for income taxes in the U.S. and certain of our European sales offices.

Comparison of nine months ended October 2, 2011 to nine months ended October 3, 2010

The following table sets forth, for the periods indicated, our results of operations as a percentage of revenue:

	Nine months ended
	October 2, 2011	October 3, 2010
Revenue	100%	100%
Cost of goods sold	28%	27%
Gross profit	72%	73%
Operating expenses:
Selling and marketing	53%	56%
General and administrative	10%	10%
Research and development	8%	8%
Amortization of intangible assets	4%	5%
Special charges	0%*	0%*
Operating loss	(3)%	(7)%

*                                         Not meaningful

The following tables set forth, for the periods indicated, our revenue by product category and geography expressed as dollar amounts and the changes in revenue between the specified periods expressed as percentages:

	Nine months ended
Revenue by Product Category	October 2, 2011	October 3, 2010	Percent change	Percent change
	($ in thousands)		(as	(constant
			reported)	currency)
Upper extremity joints and trauma	$120,640	$102,577	17.6%	14.7%
Lower extremity joints and trauma	19,023	17,406	9.3%	6.9%
Sports medicine and biologics	10,769	9,687	11.2%	8.4%
Total extremities	150,432	129,670	16.0%	13.2%

Large joints and other	41,717	36,443	14.5%	6.9%
Total	$192,149	$166,113	15.7%	11.8%

	Nine months ended
Revenue by Geography	October 2, 2011	October 3, 2010	Percent change	Percent change
	($ in thousands)		(as	(constant
			reported)	currency)
United States	$104,197	$94,597	10.1%	10.1%
International	87,952	71,516	23.0%	14.0%
Total	$192,149	$166,113	15.7%	11.8%

Revenue.  Revenue increased by 15.7% to $192.1 million during the nine months ended October 2, 2011 from $166.1 million during the nine months ended October 3, 2010, as a result of increased sales in each of our product categories, with the most significant increase occurring in our upper extremity joints and trauma category. Growth across all product categories was due primarily to increased demand and favorable fluctuations in foreign currency exchange rates and was partially offset by the existence of an extra week of sales in the first nine months of 2010.  Our overall revenue growth of 15.7% consisted of 10.1% growth in the United States and 23.0% growth in our international geographies. Excluding the impact of foreign currency exchange rate fluctuations, overall revenue growth was 11.8%.

Revenue by product category.  Revenue in upper extremity joints and trauma increased by 17.6% to $120.6 million during the nine months ended October 2, 2011 from $102.6 million during the nine months ended October 3, 2010, primarily as a result of the continued increase in sales of our Aequalis Reverse and Aequalis Ascend shoulder products. We believe that increased sales of our Aequalis shoulder products resulted from continued market growth in shoulder replacement procedures and continued market movement towards reversed shoulder replacement procedures. We also saw an increase in sales of our Ascend shoulder products which continued to gain share in the shoulder replacement market.  Revenue in lower extremity joints and trauma increased by 9.3% to $19.0 million during the nine months ended October 2, 2011 from $17.4 million during the nine months ended October 3, 2010, primarily due to increased sales in our ankle replacement products in both the United States and internationally increased sales of our foot and ankle fixation products due to expanded instrument set availability for key new products such as the Stabilis Ankle Fusion System.  Revenue in sports medicine and biologics increased by 11.2% to $10.8 million during the nine months ended October 2, 2011 from $9.7 million during the nine months ended October 3, 2010, as a result of increased sales of our suture and anchor products internationally.  Revenue in large joints and other increased by 14.5% to $41.7 million during the nine months ended October 2, 2011 from $36.4 million during the nine months ended October 3, 2010, primarily due to increased sales of hip and knee products in France and certain export markets. The growth in all of our product categories was favorably impacted by fluctuations in foreign currency exchange rates primarily due to the weakening of the U.S. dollar versus the Euro.

Revenue by geography.  Revenue in the United States increased by 10.1% to $104.2 million during the nine months ended October 2, 2011 from $94.6 million during the nine months ended October 3, 2010, primarily driven by continued increase in sales in upper extremity joints and trauma products including in particular our Aequalis and Ascend shoulder replacement products. The U.S. revenue increase was also impacted by increases in sales of our ankle fixation products.  International revenue increased by 23.0% to $88.0 million during the nine months ended October 2, 2011 from $71.5 million during the nine months ended October 3, 2010, primarily due to increased revenue in France, Australia, Germany and sales to certain stocking distributors.  In each geography, the factors driving the increased sales were partially offset by the existence of an extra week of sales in the first nine months of 2010.  Foreign currency exchange rate fluctuations also had a favorable impact on international revenue growth during the first three quarters of 2011. Excluding the impact of foreign currency exchange rate fluctuations, international revenue growth was 14.0%.

Cost of goods sold.  Our cost of goods sold increased by 20% to $54.7 million during the nine months ended October 2, 2011 from $45.6 million during the nine months ended October 3, 2010.  As a percentage of revenue, cost of goods sold increased to 28% during the nine months ended October 2, 2011 from 27% during the nine months ended October 3, 2010, primarily due to a change in geographical revenue mix. Our international revenue generally results in a higher level of cost of goods sold as a percentage of revenue than our United States revenue due to the differences in selling prices in various countries. Our international revenue represented 46% of total revenue during the nine months ended October 2, 2011 compared to 43% during the nine months ended October 3, 2010.  Our cost of goods sold and corresponding gross profit as a percentage of revenue can be expected to fluctuate in future periods depending upon certain factors, including, among others, changes in our product sales mix and prices, distribution channels and geographies, manufacturing yields, inventory reserves required, levels of production volume and fluctuating inventory costs due to changes in foreign currency exchange rates since the period they were manufactured.

Selling and marketing.  Our selling and marketing expenses increased by 8% to $101.3 million during the nine months ended October 2, 2011 from $93.7 million during the nine months ended October 3, 2010.  As a percentage of revenue, selling and marketing expense decreased to 53% during the nine months ended October 2, 2011 from 56% during the nine months ended October 3, 2010.  As a percentage of revenue, selling and marketing expenses decreased due to our ability to leverage our existing sales and marketing operations with controlled expense increases.  The increase in total expense is primarily a result of $3.4 million related to foreign currency exchange rate fluctuations, $3.7 million of increased variable selling expenses such as commissions, royalties and freight, and an increased level of instrument related depreciation and maintenance expenses.  Excluding the impact of foreign currency exchange rate fluctuations, the remaining selling and marketing related expenses remained relatively consistent with prior year levels.

General and administrative.  Our general and administrative expenses increased by 12% to $18.6 million during the nine months ended October 2, 2011 from $16.6 million during the nine months ended October 3, 2010.  As a percentage of revenue, general and administrative expenses remained at 10% during the nine month periods ended October 2, 2011 and October 3, 2010.  The increase was due primarily to additional legal, audit and administrative fees incurred as a result of being a U.S. public reporting company.  Total general and administrative expenses increased at a rate close to the rate of revenue growth causing general and administrative expenses as a percent of revenue to remain consistent with the prior year. The increase in total expense was due to additional legal, audit and administrative fees incurred as a result of being a U.S. public reporting company as well as increased stock compensation expense. The increase also included $0.5 million related to foreign currency exchange rate fluctuations.

Research and development.  Our research and development expenses increased by 15% to $14.6 million during the nine months ended October 2, 2011 from $12.7 million during the nine months ended October 3, 2010.  As a percentage of revenue, research and development expenses remained at 8% during the nine months ended October 2, 2011 and the nine months ended October 3, 2010.  We believe that continued investment in research and development is an important part of sustaining our growth strategy through new product development and anticipate that in the near future, research and development expenses as a percentage of revenue will remain consistent with past levels. The increase in total expenses was the result of increased clinical study related expenses and certain biologic related development projects as well as $0.4 million related to foreign currency exchange rate fluctuations.

Amortization of intangible assets.  Amortization of intangible assets decreased by 3% to $8.4 million during the nine months ended October 2, 2011 from $8.7 million during the nine months ended October 3, 2010 as a result of the complete amortization of certain license related intangibles.

Special charges.  We recorded special charges of $0.2 million during the nine months ended October 2, 2011 compared to $0.3 million for the nine months ended October 3, 2010.  The special charges in the first three quarters of 2011 were primarily related to the closure of our Beverly, Massachusetts facility.  The special charges in the first three quarters of 2010 were primarily related to the relocation of our U.S. headquarters and the establishment of our sales office in the United Kingdom.

Interest expense.  Our interest expense decreased by 79% to $3.3 million during the nine months ended October 2, 2011 from $16.0 million during the nine months ended October 3, 2010 as a result of the repayment of our notes payable in February 2011. Our notes payable carried an 8% stated interest rate and were recorded at a discount because they were issued together with warrants. The discount on our notes payable was previously also amortized as additional interest expense. As a result, the existence of our notes payable in prior periods caused a much higher level of interest expense.

Foreign currency transaction loss.  Our foreign currency transaction loss was $0.1 million during the nine months ended October 2, 2011 compared to a loss of $9.5 million during the nine months ended October 3, 2010.  Our foreign currency transaction gains and losses recognized during the quarter relate to various foreign currency denominated intercompany balances between our various global operating entities. We currently attempt to mitigate our foreign currency transaction gains and losses by holding similar levels of foreign currency related assets and liabilities. The primary driver of our foreign currency transaction loss in the first three quarters of 2010 was related to the revaluation of our warrant liability which was denominated in a currency other than our functional currency. We settled our warrant liability in May 2010 by exchanging all the outstanding warrants for our ordinary shares.

Loss on extinguishment of debt.  We recognized a $29.5 million loss on extinguishment of debt during the nine months ended October 2, 2011 due to the repayment of our notes payable. Our notes payable were issued in 2008 and 2009 together with warrants to purchase ordinary shares of the company. At the time of issuance, we recognized the estimated fair value of the warrants as a warrant liability with an offsetting debt discount to reduce the carrying value of the notes payable to the estimated fair value at the time of issuance. This debt discount was then amortized as additional interest expense over the term of the notes. At the time of repayment in the first quarter of 2011, we wrote-off the remaining unamortized portion of the discount as a loss on the extinguishment of debt. We had no such expense related to the extinguishment of debt during 2010. See Note 9 of our consolidated financial statements for further discussion of the accounting treatment of the notes payable and related warrants.

Other non-operating income.  Our other non-operating income was $1.0 million during the nine months ended October 2, 2011 compared to $0.3 million during the nine months ended October 3, 2010. Our non-operating income for the nine months ended 2011  is primarily related to recognition of a gain on the resolution of our contingent liability recorded from the prior consolidation and acquisition of C2M. The contingent liability related to remaining earnout payments on sales of our Piton products. This earnout period ended during the third quarter of 2011 and the remaining liability was reversed as a gain recognized in the same quarter.

Income tax benefit.  Our effective tax rate for the first three quarters of 2011 and 2010 was 24% and 14%, respectively.  The change in our effective tax rate from the first three quarters of 2010 to the first three quarters of 2011 primarily relates to the relative percentage of our pre-tax loss made up by our French operations.  Our income tax benefit increased to $9.1 million during the first three quarters of 2011 compared to $5.2 million for the first three quarters of 2010. During the first three quarters of 2011, we recognized $7.5 million of deferred tax benefit related to the $29.5 million loss on extinguishment of debt previously discussed. This benefit was the result of reversing the remaining deferred tax liability related to the unamortized debt discount on our notes payable at the time of repayment. The remaining income tax benefit recognized during the first three quarters of 2011 relate primarily to pre-tax losses of certain of our international jurisdictions.  Given our history of operating losses, we do not generally record a provision for income taxes in the United States and certain of our European sales offices. Our income tax benefit in the first three quarters of 2010 primarily related to a tax benefit recorded related to our French subsidiaries as well as deferred tax benefit on the amortization of the debt discount recognized on our notes payable.

Seasonality and Quarterly Fluctuations

Our business is seasonal in nature. Historically, demand for our products has been the lowest in our third quarter as a result of the European holiday schedule during the summer months.

We have experienced and expect to continue to experience meaningful variability in our revenue and gross profit among quarters, as well as within each quarter, as a result of a number of factors including, among others, the number and mix of products sold in the quarter and the geographies in which they are sold; the demand for, and pricing of our products and the products of our competitors; the timing of or failure to obtain regulatory clearances or approvals for products; costs, benefits and timing of new product introductions; the level of competition; the timing and extent of promotional pricing or volume discounts; changes in average selling prices; the availability and cost of components and materials; number of selling days; fluctuations in foreign currency exchange rates; and impairment and other special charges.

Liquidity and Capital Resources

Since inception, we have generated significant operating losses. These, combined with significant charges not related to cash from operations, amortization of acquired intangible assets, and fair value adjustments to our warrant liability, have resulted in an accumulated deficit of $212.0 million as of October 2, 2011. Historically, our liquidity needs have been met through a combination of sales of our equity securities together with issuances of notes payable and warrants to both current shareholders and new investors and other bank related debt.  In February 2011, we completed an initial public offering from which we received net proceeds of approximately $149.5 million after underwriters’ discounts, commissions and offering expenses.  Our notes payable were repaid in full during the first quarter of 2011 using a portion of these proceeds.  Additionally, in March 2011, we sold additional ordinary shares due to the exercise of the underwriters’ overallotment option from which we received additional net proceeds of approximately $12.8 million after underwriters’ discounts and commissions and offering expenses.

As of October 2, 2011, we had $45.3 million in short-term and long-term debt.  Certain of these debt agreements include financial covenants that (i) require us to maintain a minimum level of tangible net worth in our U.S. operating subsidiary, (ii) have various levels of performance tests of debt to equity and debt to modified income specifically related to our French operating subsidiary and (iii) restrict our ability to borrow in our U.S. operating subsidiary if there is a default under the agreement, all of which may have an impact on our liquidity.  As of October 2, 2011, we were in compliance with all of our financial covenants and expect to remain in compliance during the remainder of 2011.

The following table sets forth, for the periods indicated, certain liquidity measures:

	As of
	October 2, 2011	January 2, 2011
	($ in thousands)
Cash and cash equivalents	$55,848	$24,838
Working capital	139,687	96,965
Line of credit availability	22,070	11,252

Operating activities.  Net cash provided by operating activities was $11.0 million during the nine months ended October 2, 2011 compared to net cash used by operating activities of $0.5 million during the nine months ended October 3, 2010, primarily driven by improvement in our consolidated net loss adjusted for non-cash items and a reduced use of cash for working capital during the first nine months of 2011 as compared to the first nine months of 2010. During the first nine months of 2011 we also received a $2.8 million income tax refund in the United States related to a one-time ability to carry income tax losses back to a previous period in which our United States subsidiary had previously paid income taxes.

Investing activities.  Net cash used in investing activities was $20.9 million during the nine months ended October 2, 2011 compared to net cash used in investing activities of $18.0 million during the nine months ended October 3, 2010.  The increase in net cash used in investing activities is primarily due to the use of cash from our initial public offering to purchase instruments.  This was partially offset by reduced purchases of property, plant and equipment.  During the first nine months of 2010 purchases of property, plant and equipment included those to finish preparing our French manufacturing facility.  The first nine months of both 2011 and 2010 include acquisition-related payments made in accordance with the contingent purchase price of the acquisition of our Piton technology.  This purchase agreement required that we make payments equal to 25% of the sales of Piton for a three-year period which ended in the third quarter of 2011.  The first nine months of 2010 also included an additional contingent consideration payment made related to a 2007 acquisition upon achievement of a specific revenue milestone related to our Ascend shoulder products.  Our industry is capital intensive, particularly as it relates to surgical instrumentation. Historically, our capital expenditures have consisted principally of surgical instruments, purchased manufacturing equipment, research and testing equipment, computer systems and office furniture and equipment.

Financing activities.  Net cash provided by financing activities was $42.5 million during the nine months ended October 2, 2011 compared to $6.6 million during the nine months ended October 3, 2010.  The increase in net cash provided by financing activities was due to the receipt of approximately $168.3 million from the completion of our initial public offering and subsequent exercise of the underwriters’ overallotment option, after underwriters’ discounts and commissions and offering expenses.  This was offset in part by the repayment of notes payable of $116.1 million with a portion of the net proceeds from our initial public offering.  We also used cash to reduce our short-term borrowings under various lines of credit by $8.2 million.

Other liquidity information.  We have funded our cash needs since 2006 through the issuance of equity, notes payable and warrants to a group of investors and through our initial public offering. Although it is difficult for us to predict our future liquidity requirements, we believe that our cash balance of approximately $55.8 million and our existing available credit lines of $22.1 million as of October 2, 2011 will be sufficient to fund our working capital requirements and operations and permit anticipated capital expenditures during the remainder of 2011. In the event that we would require additional working capital to fund future operations, we could seek to acquire that through additional equity or debt financing arrangements which may or may not be available on favorable terms at such time.

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

Contractual Obligations and Commitments

We refer you to the description of our contractual obligations and commitments as of January 2, 2011 as set forth in our annual report on Form 10-K for the fiscal year ended January 2, 2011.  There were no material changes to such information since that date through October 2, 2011, other than the repayment of our notes payable in February 2011, as previously described.

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

Interest Rate Risk

Borrowings under our various revolving lines of credit in the United States and in Europe generally bear interest at variable annual rates. Borrowings under our various term loans in the United States and Europe are mixed between variable and fixed interest rates. As of October 2, 2011, we had $12.8 million in borrowings under our revolving lines of credit and $32.6 million in borrowings under various term loans. Based upon this debt level, a 10% increase in the annual interest rate on such borrowings would not have a material impact on our interest expense.

At October 2, 2011, our cash and cash equivalents were $55.8 million. Based on our annualized average interest rate, a 10% decrease in the annual interest rate on such balances would result in an immaterial impact on an annual basis.

Foreign Currency Exchange Rate Risk

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our financial results. In the first three quarters of 2011 and 2010, approximately 46% and 43% of our revenues, respectively, were denominated in foreign currencies. We expect that foreign currencies will continue to represent a similarly significant percentage of our revenues in the future. Operating expenses related to these revenues are largely denominated in the same respective currency, thereby limiting our transaction risk exposure. However, for revenues not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases and if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our prices not being competitive in a market where business is transacted in the local currency.

During the three and nine months ended October 2, 2011, approximately 78% and 81%, respectively, of our revenues denominated in foreign currencies were derived from EU countries and was denominated in Euros. Additionally, we have significant intercompany payables and debt with certain European subsidiaries, which are denominated in foreign currencies, principally the Euro. Our principal exchange rate risk therefore exists between the U.S. dollar and the Euro. Fluctuations from the beginning to the end of any given reporting period result in the remeasurement of our foreign currency-denominated cash, receivables, payables and debt, generating currency transaction gains or losses that impact our non-operating income/expense levels in the respective period and are reported in foreign currency transaction gain (loss) in our consolidated financial statements. We recorded a foreign currency transaction loss of approximately $0.2 million and $0.1 million during the three and nine months ended October 2, 2011, respectively, related to the translation of our foreign-denominated receivables, payables and debt into U.S. dollars. We do not currently hedge our exposure to foreign currency exchange rate fluctuations. We may, however, hedge such exposure to foreign currency exchange rates in the future.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the third quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

A description of our legal proceedings in Note 15 of our consolidated financial statements included in this report is incorporated herein by reference.

ITEM 1A. RISK FACTORS.

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. In addition to the other information set forth in this report, careful consideration should be taken of the factors described in our annual report on Form 10-K for the fiscal year ended January 2, 2011 under the heading “Part I — Item 1A. Risk Factors,” which could materially adversely affect our business, financial condition or operating results. There has been no material change in those risk factors, except for the risk factor below:

Disruption and turmoil in global credit and financial markets, which may be exacerbated by the inability of certain countries to continue to service their sovereign debt obligations, and the possible negative implications of such events to the global economy, may negatively impact our business, operating results and financial condition.

The recent downgrade of the U.S. credit rating and the possibility that certain European Union member states will default on their debt obligations have contributed to significant uncertainty about the stability of global credit and financial markets.  The credit and economic conditions within certain European Union countries in particular, including Greece, Ireland, Italy, Portugal and Spain, have continued to deteriorate and have contributed to the instability in global credit and financial markets.  The possibility that such EU member states will default on their debt obligations, the continued uncertainty regarding international and the European Union’s financial support programs and the possibility that other EU member states may experience similar financial troubles could further disrupt global credit and financial markets.  While the ultimate outcome of these events cannot be predicted, it is possible that such events could have a negative effect on the global economy as a whole, and our business, operating results and financial condition, in particular.  For example, if the European sovereign debt crisis continues or worsens, the negative implications to the global economy and us could be significant.  Since a significant amount of our trade receivables are with hospitals that are dependent upon governmental health care systems in many countries, repayment of such receivables is dependent upon the financial stability of the economies of those countries.  A deterioration of economic conditions in such countries may increase the average length of time it takes for us to collect on our outstanding accounts receivable in these countries.  In addition, if the European sovereign debt crisis continues or worsens, the value of the Euro could deteriorate, which could negatively impact our business, operating results and financial condition in light of our substantial operations in and revenues derived from customers in the European Union.  Tightening of the credit and financial markets could negatively impact the ability of companies to borrow money from their existing lenders, obtain credit from other sources or raise financing to fund their operations.  This could negatively impact our customers’ ability to purchase our products, our suppliers’ ability to provide us with materials and components and our ability, if needed, to finance our operations on commercially reasonable terms, or at all.  Any or all of these events as well as austerity measures anticipated to be taken in several countries could negatively impact our business, operating results and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

During the third quarter of 2011, we did not issue any ordinary shares or other equity securities of our company that were not registered under the Securities Act of 1933, as amended.

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

Through October 2, 2011, we used approximately $116.1 million (€86.4 million) of the net proceeds from the offering to repay all of the outstanding indebtedness under our notes payable, including accrued interest thereon.  Additionally, through October 2, 2011, we used $4.3 million of the net proceeds from the offering to purchase instruments and implants and $16.8 million to reduce our short-term borrowings under our lines of credit.  The majority of the $116.1 million used to repay the outstanding indebtedness under our notes payable, including accrued interest thereon, and none of the $4.3 million used to purchase instruments and implants or $16.8 million used to reduce our short-term borrowings under various lines of credit were paid to certain of our directors and officers, or their associates, to persons owning ten percent or more of our outstanding ordinary shares and other affiliates of ours.

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

Issuer Purchases of Equity Securities

We did not purchase any ordinary shares or other equity securities of ours during the third quarter of 2011.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6.  EXHIBITS.

The following exhibits are filed or furnished with this quarterly report on Form 10-Q:

Exhibit No.	Description
10.1	First Amendment of the Tornier N.V. 2010 Employee Stock Purchase Plan (Filed herewith)
10.2	Tornier N.V. 2010 Employee Stock Purchase Plan — Sub-Plan for France (Filed herewith)
10.3	Employment Agreement effective as of July 25, 2011 between Tornier, Inc. and David H. Mowry (Filed herewith)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)
101

The following materials from Tornier N.V.’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements (Furnished herewith)*

*                                         Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under Section 11 or 12 of the Securities Act of 1933, as amended, or otherwise subject to the liability of those sections, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TORNIER N.V.

Date: November 14, 2011	By:	/s/ Douglas W. Kohrs
Douglas W. Kohrs
President and Chief Executive Officer
(principal executive officer)

Date: November 14, 2011	By:	/s/ Carmen L. Diersen
Carmen L. Diersen
Global Chief Financial Officer
(principal financial and accounting officer)

TORNIER N.V.
QUARTERLY REPORT ON FORM 10-Q

EXHIBIT INDEX

Exhibit No.	Description
10.1	First Amendment of the Tornier N.V. 2010 Employee Stock Purchase Plan (Filed herewith)
10.2	Tornier N.V. 2010 Employee Stock Purchase Plan — Sub-Plan for France (Filed herewith)
10.3	Employment Agreement effective as of July 25, 2011 between Tornier, Inc. and David H. Mowry (Filed herewith)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)
101

The following materials from Tornier N.V.’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements (Furnished herewith)*

*                                         Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under Section 11 or 12 of the Securities Act of 1933, as amended, or otherwise subject to the liability of those sections, except as shall be expressly set forth by specific reference in such filings.