Form 10-K
period 2012-01-01
Tornier N.V.
filed 2012-03-06
CIK 1492658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission file number: 1-35065

TORNIER N.V.

(Exact name of registrant as specified in its charter)

The Netherlands	98-0509600
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Fred. Roeskestraat 123
1076 EE Amsterdam, The Netherlands	None
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (+ 31) 20 675 4002

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Ordinary shares, par value €0.03 per share	Nasdaq Stock Market LLC (NASDAQ Global Select Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☒ No

The aggregate market value of ordinary shares held by non-affiliates of the registrant on July 3, 2011 was $346.5 million based on the closing sale price of the ordinary shares on that date, as reported by the NASDAQ Global Select Market. For purposes of the foregoing calculation only, the registrant has assumed that all officers and directors of the registrant are affiliates.

As of March 1, 2012 there were 39,305,722 ordinary shares outstanding.

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

This report contains references to, among others, our trademarks Aequalis®, Affiniti®, Ascend®, BioFiber®, CoverLoc™, Futura™, Insite®, InSpyre™, Intrafocal™, HLS Kneetec®, Latitude®, Linea™, Meije Duo®, NexFix™, Noetos®, Oceane™, Osteocure®, Piton®, Pleos®, RFS™, Salto®, Salto Talaris®, Simpliciti™, Stabilis™, Stayfuse™, Wave™ and Tornier®. All other trademarks or trade names referred to in this report are the property of their respective owners.

Our fiscal year-end always falls on the Sunday nearest to December 31. References in this report to a particular year generally refer to the applicable fiscal year.  Accordingly, references to “2011” or the “year ended January 1, 2012” mean the fiscal year ended January 1, 2012.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements other than statements of historical fact included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements including, in particular, the statements about our plans, objectives, strategies and prospects regarding, among other things, our financial condition, operating results and business. We have identified some of these forward-looking statements with words like “believe,” “may,” “will,” “should,” “could,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate” or “continue” other words and terms of similar meaning and the use of future dates. These forward-looking statements are based on current expectations about future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control and could cause our actual results to differ materially from those matters expressed or implied by our forward-looking statements. Forward-looking statements (including oral representations) are only predictions or statements of current plans and can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including, among other things, risks associated with:

•                  a history of operating losses and negative cash flow;

•                  not successfully developing and marketing new products and technologies and implementing our business strategy;

•                  not successfully competing against our existing or potential competitors;

•                  continuing weakness in the global economy, which may be exacerbated by austerity measures anticipated to be taken by several countries and which could reduce the availability or affordability of private insurance or may affect patient decision to undergo elective procedures, and could otherwise adversely affect our business and operating results;

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

•                  our plans to bring the manufacturing of certain of our products in-house and possible disruptions we may experience in connection with such transition;

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

•                  turmoil in the worldwide credit and financial markets, which may be exacerbated by the European sovereign debt crisis and which may negatively affect our business, financial condition or operating results;

•                  our inability to raise capital when needed, which could force us to delay, reduce, eliminate or abandon our commercialization efforts or product development programs;

•                  restrictive covenants in outstanding debt agreements that may limit our operating flexibility;

•                  consolidation in the healthcare industry that could lead to demands for price concessions or to the exclusion of some suppliers from certain of our markets, which could have an adverse effect on our business, financial condition or operating results;

•                  regulatory clearances or approvals and the extensive regulatory requirements to which we are subject;

•                  the compliance of our products with the laws and regulations of the foreign countries in which they are marketed, which compliance may be costly and time-consuming;

•                  the use, misuse or off-label use of our products that may harm our image in the marketplace or result in injuries that lead to product liability suits, which could be costly to our business or result in governmental sanctions; and

•                  healthcare reform legislation and its future implementation, possible additional legislation, regulation and other governmental pressure in the United States and globally, which may affect utilization, pricing, reimbursement, taxation and rebate policies of governmental agencies and private payors, which could have an adverse effect on our business, financial condition or operating results.

For more information regarding these and other uncertainties and factors that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements or otherwise could materially adversely affect our business, financial condition or operating results, see “Part I — Item 1A. Risk Factors”. The risks and uncertainties described above and in the “Part I — Item 1A Risk Factors” section of this report are not exclusive and further information concerning us and our business, including factors that potentially could materially affect our financial results or condition, may emerge from time to time. We assume no obligation to update, amend or clarify forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. We advise you, however, to consult any further disclosures we make on related subjects in our future annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K we file with or furnish to the Securities and Exchange Commission.

PART I

Item 1. Business

Overview

We are a global medical device company focused on surgeons that treat musculoskeletal injuries and disorders of the shoulder, elbow, wrist, hand, ankle and foot. We refer to these surgeons as extremity specialists. We sell to this extremity specialist customer base a broad line of joint replacement, trauma, sports medicine and biologic products to treat extremity joints. Our motto of “specialists serving specialists” encompasses this focus. In certain international markets, we also offer joint replacement products for the hip and knee. We currently sell over 90 product lines in approximately 35 countries.

We have had a tradition of innovation, intense focus on surgeon education and commitment to advancement of orthopaedic technology since our founding approximately 70 years ago in France by René Tornier. Our history includes the introduction of the porous orthopaedic hip implant, the application of the Morse taper, which is a reliable means of joining modular orthopaedic implants, and, more recently, the introduction of the stemless shoulder both in Europe and in a U.S. clinical trial. This track record of innovation over the decades stems from our close collaboration with leading orthopaedic surgeons and thought leaders throughout the world.

We were formed in 2006 by an investor group led by Warburg Pincus (Bermuda) Private Equity IX, L.P., , and medical device investors, including The Vertical Group, L.P., and Douglas W. Kohrs, our Chief Executive Officer, collectively, the Investor Group. They recognized the potential to leverage Tornier’s reputation for innovation and our strong extremity joint portfolio as a platform upon which they could build a global company focused on the rapidly evolving upper and lower extremity specialties. The Investor Group has contributed capital resources and a management team with a track record of success in the orthopaedic industry in an effort to expand our product offerings in extremities and accelerate our growth. Since the acquisition in 2006, we have:

•                  created a single, extremity specialist sales channel in the United States primarily focused on our products;

•                  enhanced and broadened our portfolio of shoulder joint implants and foot and ankle products;

•                  entered the sports medicine and biologics markets through acquisitions and licensing agreements and further enhanced the portfolio through internal development;

•                  improved our hip and knee product offerings, helping us gain market share internationally; and

•                  significantly increased investment in research and development and expanded business development activities to build a pipeline of innovative new technologies.

We believe we are differentiated by our full portfolio of upper and lower extremity products, our dedicated extremity-focused sales organization and our strategic focus on extremities. We further believe that we are well positioned to benefit from the opportunities in the extremity products marketplace as we are among the global leaders in the shoulder and ankle joint replacement markets. We also have expanded our technology base and product offering to include: new joint replacement products based on new materials; improved trauma products based on innovative designs; and proprietary biologic materials for soft tissue repair. In the United States, which is the largest orthopaedic market, we believe that our single, “specialists serving specialists” distribution channel is strategically aligned with what we believe is an ongoing trend in orthopaedics for surgeons to specialize in certain parts of the anatomy or certain types of procedures.

Our principal products are organized in four major categories: upper extremity joints and trauma, lower extremity joints and trauma, sports medicine and biologics, and large joints and other. Our upper extremity joints and trauma products include joint replacement and bone fixation devices for the shoulder, hand, wrist and elbow. Our lower extremity joints and trauma products include joint replacement and bone fixation devices for the foot and ankle. Our sports medicine and biologics product category includes products used across several anatomic sites to mechanically repair tissue-to-tissue or tissue-to-bone injuries, in the case of sports medicine, or to support or induce remodeling and regeneration of tendons and ligaments , in the case of biologics. Our large joints and other products include hip and knee joint replacement implants and ancillary products.

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

In the United States, we sell products from our upper extremity joints and trauma, lower extremity joints and trauma, and sports medicine and biologics product categories; we do not currently market large joints in the United States. While we market our products to extremity specialists, our revenue is generated from sales to healthcare institutions and distributors. In the United States, we sell through a single sales channel consisting of a network of independent commission-based sales agencies, with occasional variations based upon individual territories. Internationally, we sell our full product portfolio, including upper extremity joints and trauma, lower extremity joints and trauma, sports medicine and biologics and large joints. We utilize several distribution approaches depending on the individual market requirements, including direct sales organizations in the largest European markets and Australia, and independent distributors for most other international markets. In 2011, we generated revenue of $261.2 million, of which 54% was in the United States and 46% of which was international.

Our Business Strategies

Our goal is to strengthen our leadership position serving extremity specialists. The key elements of our strategy include:

Leveraging our “specialists serving specialists” strategy:  We believe our focus on and dedication to extremity specialists enables us to better understand and address the clinical needs of these surgeons. We believe that extremity specialists, who have emerged as a significant constituency in orthopaedics only in the last 10 to 15 years, have been underserved in terms of new technology and also inefficiently served by the current marketplace. We offer a comprehensive portfolio of extremity products, and also serve our customers through a sales channel that is dedicated to extremities, which we believe provides us with a significant competitive advantage, because our sales agencies and their representatives have both the knowledge and desire to comprehensively meet the needs of extremity specialists and their patients, without competing priorities.

Advancing scientific and clinical education:  We believe our specialty focus, commitment to product innovation and culture of scientific advancement attract both thought leaders and up-and-coming surgeon specialists who share these values. We actively involve these specialists in the development of world-class training and education programs and encourage ongoing scientific study of our products. Specific initiatives include the Tornier Master’s Courses in shoulder and ankle joint replacement, The Fellows and Chief Residents Courses, and a number of clinical concepts courses. We also maintain a registry that many of our customers utilize to study and report on the outcomes of procedures in which our extremity products have been used. We believe our commitment to science and education also enables us to reach surgeons early in their careers and provide them access to a level of training in extremities that we believe is not easily accessible through traditional orthopaedic training.

Introducing new products and technologies to address more of our extremity specialists’ clinical needs:  Our goal is to continue to introduce new technologies for extremity joints that improve patient outcomes and thereby continue to expand our market opportunity and share. Our efforts have been focused on joint replacement, as well as sports medicine and biologics, given the importance of these product categories to extremity surgeons. Since our acquisition by the Investor Group, we have significantly increased our investment in research and development to accelerate the pace of new product introduction. We have also been active in gaining access to new technologies through external partnerships, licensing agreements and acquisitions. We believe that our reputation for effective collaboration with industry thought leaders as well as our track record of effective new product development and introductions will allow us to continue to gain access to new ideas and technologies early in their development.

Expanding our international business:  We face a wide range of market dynamics that require our distribution channels to address both our local market positions and local market requirements. For example, in France, which is a more developed extremities market and where we have a diversified extremities, hip and knee business, we have two direct sales organizations. One is focused on products for upper extremities, and the other focused on hip and knee replacements and products for lower extremities. In other European markets, we utilize a combination of direct and distributor strategies that have evolved to support our expanding extremity business and also to support our knee and hip market positions. In international markets where the extremity market segment is relatively underdeveloped, the same sales channel may sell our hip and knee product portfolios and extremity joint products, which provides these sales channels sufficient product breadth and economic scale. We plan on expanding our international business by continuing to adapt our distribution channels to the unique characteristics of individual markets.

Achieving and improving our profitability through operating leverage:  We have made significant investments over the last several years in our research and development, sales and marketing, and manufacturing operations to build what we believe is a world-class organization capable of driving sustainable global growth. For example, we grew our research and development organization from approximately 20 employees as of December 31, 2006 to approximately 85 employees as of January 1, 2012. We created a new global sales and marketing leadership team by integrating key personnel from acquired organizations and recruiting additional experienced medical device sales and marketing professionals. We also expanded our manufacturing capacity with two new plants in Ireland and France. With these organizational and infrastructure investments in place, we believe we have the infrastructure to support our growth for the foreseeable future. As a result, we believe we can increase revenue and ultimately achieve and improve profitability.

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

Upper Extremity Specialists:  Upper extremity specialists perform joint replacement and trauma and soft tissue repair procedures for the shoulder, elbow, wrist and hand. We believe the evolution of this specialty has been driven by the unique requirements of these joints due to the relative importance of soft tissue to joint function and the increased complexity and breadth of technology available for use in these procedures. For this reason, in addition to joint replacement and trauma products, upper extremity specialists utilize a broad range of sports and biologic products. We believe upper extremity specialists now perform the majority of shoulder joint replacements that were previously performed by reconstructive and general orthopaedic surgeons.

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

Sports Medicine Specialists:  Sports medicine specialists are surgeons who use minimally invasive surgical techniques, including arthroscopy, for the repair of soft tissues. Arthroscopy is a minimally invasive surgical technique in which a surgeon creates several small incisions at the surgery site; inserts a fiber optic scope with a miniature video camera as well as surgical instruments through the incisions to visualize, access and conduct the procedure; and uses a video monitor to view the surgery itself. The sports medicine specialty is not just limited to treatment of athletes, but rather to all patients with orthopaedic soft tissue injuries or disease. The most common extremities sports medicine procedures are Achilles tendon repairs and rotator cuff repairs in the shoulder.

Reconstructive and General Orthopaedic Surgeons:  Reconstructive and general orthopaedic surgeons are important customers for us in selected European countries and other international markets. In these markets, orthopaedic surgeons may treat multiple areas of bone and joint disease and trauma, and commonly perform procedures involving extremity joints as well as hip and knee joint replacement. For these target customers, we are able to provide not only our broad product categories for extremity joint procedures, but also our hip and knee joint replacement products.

Our Target Markets

We compete on a worldwide basis providing upper and lower extremity specialist surgeons a wide range of products from several major segments of the orthopaedic market, including extremity joints, sports medicine, biologics and trauma. In addition, we compete in the hip and knee segments of certain international markets where we have a strong legacy presence such as in France, where participation in the local hip and knee market is important to our distributor partners, and in other international markets, where the market for our extremity focused products is still small.

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

Sports Medicine:  Sports medicine refers to the repair of soft tissue injuries that often occur when people are engaged in physical activity, but that also result from age-related wear and tear. We believe market growth has been driven by both new technology and the continued acceptance of minimally invasive surgical techniques. The most common sports medicine procedures are Achilles tendon repairs and rotator cuff repairs in the shoulder. The primary sports medicine products include capital equipment and related disposables as well as bone anchors, which are implantable devices used to attach soft tissue to bone, sutures, or thread for soft tissue, and handheld instruments. We estimate that our products currently address only a portion of the sports medicine market, primarily bone anchors and other products utilized for rotator cuff repairs. The total sports medicine market also includes capital or powered equipment and related disposables, but we do not have any product offerings in these areas.

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

Knee Joints:  Knee joint replacements are performed for patients who have developed an arthritic condition that compromises the joints’ articulating surfaces (articulating surfaces are bone segments connected by a joint). The knee joint replacement system has multiple components including a femoral component, a tibial component and a patella component (knee cap). We currently provide a broad line of knee joint replacement products in selected international geographies. We do not currently address the knee joint market in the United States.

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

See Fiscal Year Comparisons contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this report for a three-year revenue history by product category.

Upper Extremity Joints and Trauma

The upper extremity joints and trauma product category includes joint implants and bone fixation devices for the shoulder, hand, wrist and elbow. Our global revenue from this category for the year ended January 1, 2012 was $164.1 million, or 63% of total revenue, which represents growth of 18% over the prior year.

Shoulder Joint Replacement and Trauma Implants: We expect the shoulder to continue to be the largest and most important product category for us for the foreseeable future. Our shoulder joint implants are used to treat painful shoulder conditions due to arthritis, irreparable rotator cuff tendon tears, bone disease, fractured humeral heads or failed previous shoulder replacement surgery. Our products are designed for the following:

•                  Our total joint replacement products have two components—a humeral implant consisting of a metal stem attached to a metal head, and a plastic implant for the glenoid (shoulder socket). Together, these two components mimic the function of a natural shoulder joint.

•                  Our hemi joint replacement products replace only the humeral head and allow it to articulate against the native glenoid.

•                  Our reversed implants are used in arthritic patients lacking rotator cuff function. The components are different from a traditional “total” shoulder in that the humeral implant has the plastic socket and the glenoid has the metal head. This design has the biomechanical impact of shifting the pivot point of the joint away from the body centerline and giving the deltoid muscles a mechanical advantage to enable the patient to elevate the arm.

•                  Our resurfacing implants are designed to minimize bone resection to preserve bone, which may benefit more active or younger patients with shoulder arthritis.

•                  Trauma devices, such as plates, screws and nails, are non-articulating implants used to help stabilize fractures of the humerus.

Hand, Wrist and Elbow Joint Replacement and Trauma Implants: We offer joint replacement products that are used to treat arthritis in the hand, wrist and elbow. In addition, we offer trauma products including plates, screws and pins, to treat fractures of the hand, wrist and elbow. One of our distinctive product offerings for these smaller, non-load bearing joints are implants made from a biocompatible material called pyrolytic carbon (pyrocarbon), which has low joint surface friction and a high resistance to wear. We offer a wide range of pyrocarbon implants internationally and have begun to introduce some of these products into the United States.

Lower Extremity Joints and Trauma

Our global revenue from lower extremity joints and trauma for the year ended January 1, 2012 was $26.0 million, 10% of total revenue, which represents growth of 10% over the prior year.

Ankle Joint Implants: Ankle arthritis is a painful condition that can be treated by fusing the ankle joint with plates or screws or by replacing the joint with an articulating multi-component implant. These joint implants may be mobile bearing, in which the plastic component is free to slide relative to the metal bearing surfaces, or fixed bearing, in which this component is constrained. Precision bearing implants are highly anatomic fixed bearing implants.

Other Foot and Ankle Joint and Trauma Implants: Our products include joint replacement implants to treat arthritis of the toes and other small bone joints, trauma and bone fusion implants for the foot and ankle, and other implants to address certain other deformities of the foot.

Sports Medicine and Biologics

Our revenue from sports medicine and biologics for the year ended January 1, 2012 was $14.8 million, or 6% of total revenue, which represents growth of 12% over the prior year.

Sports Medicine: The sports medicine product category includes products used across several anatomic sites to mechanically repair tissue-to-tissue or tissue-to-bone injuries. Because of its close relationship to shoulder joint replacement, the sports medicine market is of critical strategic importance to us. Rotator cuff repair is the largest sub-segment in the sports medicine market. Other procedures relevant to extremities include shoulder instability treatment, Achilles tendon repair and soft tissue reconstruction of the foot and ankle and several other soft tissue repair procedures.

Biologics: The field of biologics employs tissue engineering and regenerative medicine technologies focused on remodeling and regeneration of tendons, ligaments, bone and cartilage. Biologically or synthetically derived soft tissue grafts and scaffolds are used to treat soft tissue injures and are complementary to many sports medicine applications, including rotator cuff tendon repair and Achilles tendon repair. Hard tissue biologics products are used in many bone fusion or trauma cases where healing potential may be compromised and additional biologic factors are desired to enhance healing, where the surgeon needs additional bone stock and does not want to harvest a bone graft from another surgical site or in cases where the surgeon wishes to use materials that are naturally incorporated by the body over time in contrast to traditional metallic-based products that may require later removal.

We have a robust pipeline of biologics products under development and are actively pursuing new product additions. We have in-licensed biologic materials such as BioFiber, an advanced high-strength resorbable polymer fiber produced using recombinant DNA technology as well as our F2A peptide, a synthetic version of the natural human FGF-2 growth factor.

Large Joints and Other

The large joints and other product category includes hip and knee joint replacement implants and ancillary products. Hip and knee joint replacements are used to treat patients with painful arthritis in these larger joints. Our global revenue from large joints and other products for the year ended January 1, 2012 was $56.3 million, or 22% of total revenue, which represents growth of 10% over the prior year.

We generated nearly all of our revenue from this category outside of the United States. We have continued to innovate in this area so that we can maintain or grow market share in select international markets where the extremity markets have not yet reached a size to permit the type of channel focus that we have in the United States or where extremities specialization is not as prevalent as in the United States. We currently have no plans to actively market our large joint implants in the United States.

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

Advanced Materials

•                  Pyrocarbon:  Pyrocarbon is gaining acceptance for use in orthopaedics due to its biocompatibility, low joint surface friction and high resistance to wear. Pyrocarbon also has a stiffness similar to bone, making it an ideal material for orthopaedic implants. We offer several joint replacement or joint spacer devices made from pyrocarbon in the hand, wrist and elbow, and are working on developments for its application as a shoulder implant.

•                  Resorbable polymers:  Some of our products utilize resorbable polymers, the benefit of which is that once a soft tissue injury has healed and the implant is no longer necessary, there is no longer a foreign substance residing in the body. Our BioFiber Surgical Mesh is made from a novel biocompatible resorbable polymer, designed to provide a strong but flexible scaffold for cell migration and enhanced tendon healing. Surgeons can use BioFiber Surgical Mesh to protect and support healing at the surgical attachment sites of common tendon repairs, such as rotator cuff surgery. This material degrades by cell-friendly processes into metabolites that already exist in humans, unlike other acidic bioresorbable materials. We also offer high strength next-generation resorbable materials in our Resorbable Fixation System product line of trauma pins and screws. These products benefit from a combination of materials having a long history of surgical use and our supplier’s ability to produce a high-strength, reliable, biodegradable implant.

Biologic Technologies

•                  Biologic tissue grafts:  Our Conexa reconstructive tissue matrix product line was introduced through a partnership with LifeCell, a division of the former KCI. The Conexa material provides a complex three-dimensional biologic architecture to support cellular repopulation and vascular channels that allow for rapid capillary in-growth. Surgeons use this product in procedures to support regeneration of soft tissue, such as rotator cuff and Achilles tendon repairs.

•                  Synthetic growth factors:  F2A is an engineered peptide that is a synthetic version of the natural human FGF-2 growth factor. FGF-2 and other naturally occurring growth factors may play key roles in the body’s healing and repair processes. Synthetic growth factors may address many of the manufacturing, handling and shelf life challenges that have limited the clinical role of natural growth factors. We have recently conducted pre-clinical testing of a scaffold incorporating F2A that demonstrates tissue regeneration in both small and large animal models. F2A has not yet been approved by the U.S. Food and Drug Administration (FDA).

Distribution

We have developed our distribution channels to serve the needs of our customers, primarily extremity specialist surgeons in the United States and a mix of extremity specialist and general orthopaedic surgeons in international markets. In the United States, we have a broad offering of joint replacement and repair, sports and biologic products targeting extremity specialists through a single distribution channel, with occasional variations based upon individual territories. Internationally, we utilize several distribution approaches depending on individual market requirements. We utilize direct sales organizations in several mature European markets and Australia, and independent sales agencies for most other international markets. In France, we have two direct sales forces, one handling our upper extremity focused products and one handling our lower extremity portfolio. In emerging international geographies where extremity markets are still undeveloped, we utilize independent distributors who carry both our extremity-focused and our hip and knee portfolios.

United States

In the United States, we sell upper extremity joints and trauma, lower extremity joints and trauma, sports medicine and biologics products. We do not actively market hip or knee replacement joints in the United States, although we have FDA clearance for selected large joint products. We sell our products through a single sales channel, with occasional variations based upon individual territories. Our U.S. sales force consists of a network of approximately 20 independent commission-based sales agencies, which in aggregate utilized over 250 sales representatives as of January 1, 2012, many of whom exclusively sell our products. We believe a significant portion of these sales agencies’ commission revenue is generated by sales of our products. Our success depends largely upon our ability to motivate these sales agencies and their representatives to sell our products. Additionally, we depend on their sales and service expertise and relationships with the surgeons in the marketplace. Our independent sales agencies are not obligated to renew their contracts with us, may devote insufficient sales efforts to our products or may focus their sales efforts on other products that produce greater commissions for them. A failure to maintain our existing relationships with our independent sales agencies and their representatives could have an adverse effect on our operations. We do not control our independent sales agencies and they may not be successful in implementing our marketing plans. We employ four area business directors to support these independent sales agencies and have dedicated marketing support to help drive adoption of our newly introduced extremities, sports and biologics products. During the course of the year, we host numerous opportunities for product training throughout the United States.

International

We sell our full product portfolio, including upper and lower extremities, sports medicine and biologics and large joints, in select international markets. We believe our full range of hip and knee products enable us to more effectively and efficiently service these markets where procedure or anatomic specialization is not as prevalent as in the United States and where extremities, sports medicine and biologics markets have not yet reached a size to permit the degree of channel focus we have in the United States. Our international distribution system consists of 10 direct sales offices and approximately 30 distributors that sell our products in approximately 35 countries. Our largest international market is France, where we have a direct sales force of approximately 30 direct sales representatives. We also have direct sales offices and corporate subsidiaries in Germany, Italy, Spain, Switzerland, the Netherlands, the United Kingdom, Denmark and Australia that employ direct sales employees. Additional European countries, as well as countries in Latin America and Asia, are served by distributors who purchase products directly from us for resale to their local customers, with product ownership generally passing to the distributor upon shipment. As part of our strategy to grow internationally, we have selectively converted from distributors to direct sales representation in certain countries, as we did in the United Kingdom and Denmark in 2009. We intend to focus on expanding our presence in underserved countries, such as China, where we signed an agreement in 2010 with Weigao for the exclusive distribution of our shoulder, hip and knee products for a four-year term. In our agreement with Weigao, purchase quotas and prices are set at the end of each year and the agreement may be terminated prior to its expiration in 2014 upon breach by either party, including Weigao’s failure to meet the purchase quota.

Our total revenue in France was $55.4 million in 2011, $47.3 million in 2010 and $46.3 million in 2009. Our total revenue in the Netherlands was $5.0 million in 2011, $4.1 million in 2010 and $3.6 million in 2009.

Research and Development

We are committed to a strong research and development program. Our research and development expenses were $19.8 million, $17.9 million and $18.1 million in 2011, 2010 and 2009, respectively. As of January 1, 2012, we had a research and development staff of over 85 people, or 11% of total employees, principally located in Montbonnot, France and Warsaw, Indiana, with additional staff in Grenoble, France and San Diego, California.

We have dedicated internal product development teams focused on continuous innovation and introduction of new products for extremity joint replacements, extremity joint trauma, soft tissue repair and large joint replacement. We also have an active business development team that seeks to in-license development-stage products, which our internal team assists in bringing to market. Our internal research and development teams work closely with external research and development consultants and a global network of leading surgeon inventors to ensure we have broad access to best-in-class ideas and technology to drive our product development pipeline.

Manufacturing and Supply

We manufacture substantially all of our internally-sourced products at five sites including Montbonnot, Saint-Ismier and Grenoble, France, and Dunmanway and Macroom, Ireland. Our operations in France have a long history and deep experience with orthopaedic manufacturing and innovation and we have invested in facilities upgrades to both expand our capabilities and establish incremental lean cellular manufacturing practices. Our Ireland locations have been practicing lean cellular manufacturing concepts for many years with a philosophy focused on continuous operational improvement and optimization. We continually evaluate the potential to in-source products currently purchased from outside vendors to internal production. We are continuously working on product and process improvement projects to optimize our manufacturing processes and decrease product costs to improve our profitability and cash flow. We believe that our manufacturing facilities and external vendor relationships will support our potential capacity needs for the foreseeable future.

We use a diverse and broad range of raw materials in the manufacturing of our products. We purchase all of our raw materials and select components used in the manufacturing of our products from external suppliers. In addition, we purchase some supplies from single sources for reasons of proprietary know-how, quality assurance, sole source availability, cost-effectiveness or constraints resulting from regulatory requirements. For example, we rely on one supplier for raw materials and select components in several of our products, including Poco Graphite, Inc., which supplies graphite for pyrocarbon on a purchase order basis, Heymark Metals Ltd., which supplies Cobalt Chrome used in certain of our hip, shoulder and elbow products on a purchase order basis, and CeramTec Group, which supplies ceramic for ceramic heads for hips on a purchase order basis.

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

Our private-label distribution agreements expire between this year and 2015 and are renewable under certain conditions or by mutual agreement. These agreements are terminable by either party upon notice and such agreements include some or all of the following provisions allowing for termination under certain circumstances: (i) either party’s uncured material breach of the terms and conditions of the agreement, (ii) either party filing for bankruptcy, being bankrupt or becoming insolvent, suspending payments, dissolving or ceasing commercial activity, (iii) our inability to meet market development milestones and ongoing sales targets, (iv) termination without cause, provided that payments are made to the distributor, (v) a merger or acquisition of one of the parties by a third party, (vi) the enactment of a government law or regulation that restricts either party’s right to terminate or renew the contract or invalidates any provision of the agreement or (vii) the occurrence of a “force majeure,” including natural disaster, explosion or war.

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

We face competition from large diversified orthopaedic manufacturers, such as DePuy Orthopaedics, Inc., or DePuy, a Johnson & Johnson subsidiary, Zimmer Corporation, or Zimmer, and Stryker Corporation, or Stryker, and established mid-sized orthopaedic manufacturers, such as Arthrex, Inc., or Arthrex, Wright Medical Group, Inc., or Wright Medical, and ArthroCare Corporation, or ArthroCare. Many of the companies developing or marketing competitive orthopaedic products enjoy several competitive advantages, including:

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

We also compete against smaller, entrepreneurial companies with niche product lines. Our competitors may develop and patent processes or products earlier than we can, obtain regulatory clearance or approvals for competing products more rapidly than we can or develop more effective or less expensive products or technologies that render our technology or products obsolete or non-competitive. We also compete with other organizations in recruiting and retaining qualified scientific and management personnel, as well as in acquiring technologies complementary to our products or advantageous to our business. If our competitors are more successful than us in these matters, we may be unable to compete successfully against our existing and future competitors.

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

Although we believe our patents are valuable, our knowledge and experience, our creative product development and marketing staff, and our trade secret information with respect to manufacturing processes, materials and product design, have been equally important in maintaining our proprietary product lines. As a condition of employment, we generally require employees to execute a confidentiality agreement relating to proprietary information and assigning patent rights to us. We cannot be assured that our patents will provide competitive advantages for our products, or that our competitors will not challenge or circumvent these rights. In addition, we cannot be assured that the United States Patent and Trademark Office, or USPTO, or foreign patent offices will issue any of our pending patent applications. The USPTO and foreign patent offices also may reject or require significant narrowing of claims in our pending patent applications affecting patents issuing from the pending patent applications. Any patents issuing from our pending patent applications may not provide us with significant commercial protection. We could incur substantial costs in proceedings before the USPTO or foreign patent offices, including interference or opposition proceedings. These proceedings could result in adverse decisions as to the validity of our inventions. Additionally, the laws of some of the countries in which our products are or may be sold may not protect our products and intellectual property to the same extent as the laws in the United States, or at all.

While we do not believe that any of our products infringe any valid claims of patents or other proprietary rights held by third parties, we cannot be assured that we do not infringe upon any patents or other proprietary rights held by third parties. If our products were found to infringe upon any proprietary right of a third party, we could be required to pay significant damages or license fees to the third party or cease production, marketing and distribution of those products. Litigation also may be necessary to enforce patent rights we hold or to protect trade secrets or techniques we own.

The Leahy-Smith America Invents Act, or the Leahy-Smith Act, which was adopted in September 2011, includes a number of significant changes to U.S. patent law, including provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. Under the Leahy-Smith Act, the U.S. is transitioning from a “first-to-invent” system to a “first-to-file” system for patent applications filed on or after March 16, 2013. The USPTO is currently developing regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act will not become effective until up to 18 months after its enactment. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business.

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

Corporate History

Tornier was founded in the 1940s by René Tornier in Saint-Ismier, France and is one of the early pioneers of the orthopaedic implant market. We originally manufactured dental surgical products, and diversified into screws and plates for orthopaedic surgery in the 1950s, and entered the joint replacement market with a hip implant in the 1960s. Alain Tornier, René Tornier’s son, began to work for his father’s company in 1970 and assumed a leadership role in 1976 when René Tornier died. Subsequently, Alain Tornier modernized manufacturing; organized and expanded commercial operations with a direct sales force in France; introduced a knee implant product line; and established the first international subsidiary in Spain. During the 1990s and early 2000s, Alain Tornier continued to improve upon our growth by introducing new products and expanding into new international markets. In 2006, Alain Tornier sold a majority stake in his company to the Investor Group, but retained a minority equity position and became a non-executive director.

Since the acquisition by the Investor Group, we have significantly increased our investment in research and development, from $3.0 million in 2006 to $19.8 million in 2011. In addition, we have expanded our product portfolio and ability to serve our target customers through a series of strategic acquisitions, licensing and distribution agreements. Each of these transactions was specifically targeted for its potential to either improve our ability to compete in an existing market or expand our addressable market by broadening our product portfolio into a related area. The entry into the sports medicine market in particular expanded our addressable market to include the core products used by our shoulder surgeon customers, who typically perform both shoulder joint replacement and shoulder sports medicine procedures. In addition, we have been active in licensing new material technologies with longer-term potential to differentiate our product offering. Finally, we expanded geographically in selected international markets.

Regulatory Matters

FDA Regulation

Both before and after approval or clearance our products and product candidates are subject to extensive regulation. In the United States, we are regulated by the FDA under the U.S. Federal Food, Drug and Cosmetic Act, as well as other regulatory bodies. These regulations govern, among other things, the following activities in which we and our contract manufacturers, contract testing laboratories and suppliers are involved:

•                  product development;

•                  product testing;

•                  product manufacturing;

•                  product labeling;

•                  product safety;

•                  product storage;

•                  product market clearance or approval;

•                  product advertising and promotion;

•                  product import and export; and

•                  product sales and distribution.

Failure to comply with the Federal Food, Drug and Cosmetic Act could result in, among other things, warning letters, civil penalties, delays in approving or refusal to approve a product candidate, product recall, product seizure, interruption of production, operating restrictions, suspension on withdrawal of product approval, injunctions or criminal prosecution.

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

•                  Class II:  general controls, premarket notification (510(k)) and special controls such as performance standards, patient registries and postmarket surveillance; and

•                  Class III:  general controls and approval of a premarket approval, or a PMA.

Most of our new products fall into FDA classifications that require the submission of a premarket notification (510(k)) to the FDA. In the 510(k) process, the FDA reviews a premarket notification and determines whether a proposed device is “substantially equivalent” to a previously cleared 510(k) device or a device that was in commercial distribution before May 28, 1976, for which the FDA has not yet called for the submission of PMA applications, referred to as a predicate device. In making this determination, the FDA compares the proposed device to the predicate device. If the two devices are comparable in intended use and safety and effectiveness, the device may be cleared for marketing. 510(k) submissions generally include, among other things, a description of the device and its manufacturing, device labeling, medical devices to which the device is substantially equivalent, safety and biocompatibility information and the results of performance testing. In some cases, a 510(k) submission must include data from human clinical studies. Marketing may commence only when the

FDA issues a clearance letter finding the proposed device to be substantially equivalent to the predicate. After a device receives 510(k) clearance, any product modification that could significantly affect the safety or effectiveness of the product, or any product modification that would constitute a significant change in intended use, requires a new 510(k) clearance. If the device would no longer be substantially equivalent, it would require a PMA. If the FDA determines that the product does not qualify for 510(k) clearance, then the company must submit and the FDA must approve a PMA before marketing can begin.

Other devices we may develop and market may be classified as Class III for which the FDA has implemented stringent clinical investigation and PMA requirements. The PMA process would require us to provide clinical and laboratory data that establishes that the new medical device is safe and effective. Information about the device and its components, device design, manufacturing and labeling, among other information, must also be included in the PMA. As part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with quality system regulation (QSR) requirements, which govern testing, control, documentation and other aspects of quality assurance with respect to manufacturing. The FDA will approve the new device for commercial distribution if it determines that the data and information in the PMA constitute valid scientific evidence and that there is reasonable assurance that the device is safe and effective for its intended use(s). The PMA can include post-approval conditions including, among other things, restrictions on labeling, promotion, sale and distribution, or requirements to do additional clinical studies post-approval. Even after approval of a PMA, a new PMA or PMA supplement is required to authorize certain modifications to the device, its labeling or its manufacturing process.

All of our devices marketed in the United States have been listed, cleared or approved by the FDA. Some low-risk medical devices do not require FDA review and approval or clearance prior to commercial distribution, but are subject to FDA regulations and must be listed with the FDA. The FDA has the authority to: halt the distribution of certain medical devices; detain or seize adulterated or misbranded medical devices; or order the repair, replacement of or refund the costs of such devices. There are also requirements of state, local and foreign governments that we must comply with in the manufacture and marketing of our products. For example, some jurisdictions require compliance with the Pharmaceutical Research and Manufacturers of America’s Code on Interactions with Healthcare Professionals or its equivalent. Laws and regulations and the interpretation of those laws and regulations may change in the future. We cannot foresee what effect, if any, such changes may have on us.

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

During the trial, the sponsor must comply with the FDA’s IDE requirements including, for example, for investigator selection, trial monitoring, adverse event reporting and recordkeeping. The investigators must obtain patient informed consent, rigorously follow the investigational plan and trial protocol, control the disposition of investigational devices and comply with reporting and recordkeeping requirements. We, the FDA and the IRB at each institution at which a clinical trial is being conducted may suspend a clinical trial at any time for various reasons, including a belief that the subjects are being exposed to an unacceptable risk. During the approval or clearance process, the FDA typically inspects the records relating to the conduct of one or more trials supporting the application.

Post-Market Regulation

After a device is cleared or approved for marketing, numerous and pervasive regulatory requirements continue to apply. These include:

•                  the QSR regulation, which governs, among other things, how manufacturers design, test, manufacture, exercise quality control over and document manufacturing of their products;

•                  labeling and claims regulations, which prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling; and

•                  the Medical Device Reporting regulation, which requires reporting to the FDA certain adverse experiences associated with use of the product.

•                  complaint handling regulations designed to track, monitor and resolve complaints related to our products.

•                  in some cases, ongoing monitoring of our products’ performance and periodic reporting to the FDA of such performance results.

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

In particular, the federal Anti-Kickback Law prohibits persons from knowingly and willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, to induce either the referral of an individual, or the furnishing, recommending, or arranging for a good or service, for which payment may be made under a federal healthcare program such as the Medicare and Medicaid programs. The definition of “remuneration” has been broadly interpreted to include anything of value, including for example, gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash, waivers of payments, ownership interests and providing anything at less than its fair market value. In addition, the recently enacted Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, collectively, the PPACA, among other things, amends the intent requirement of the federal anti-kickback and criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the PPACA provides that the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the false claim statutes. The lack of uniform interpretation of the Anti-Kickback Law makes compliance with the law difficult. The penalties for violating the Anti-Kickback Law can be severe. These sanctions include criminal penalties and civil sanctions, including fines, imprisonment and possible exclusion from participation in federal healthcare programs.

Recognizing that the Anti-Kickback Law is broad and may technically prohibit many innocuous or beneficial arrangements within the healthcare industry, the U.S. Department of Health and Human Services issued regulations in July1991, which the Department has referred to as “safe harbors.” These safe harbor regulations set forth certain provisions which, if met in form and substance, will assure medical device manufacturers, healthcare providers and other parties that they will not be prosecuted under the federal Anti-Kickback law. Additional safe harbor provisions providing similar protections have been published intermittently since 1991. Our arrangements with physicians, hospitals and other persons or entities who are in a position to refer may not fully meet the stringent criteria specified in the various safe harbors. Although full compliance with these provisions ensures against prosecution under the federal Anti-Kickback Law, the failure of a transaction or arrangement to fit within a specific safe harbor does not necessarily mean that the transaction or arrangement is illegal or that prosecution under the federal Anti-Kickback law will be pursued. Even though we continuously strive to comply with the requirements of the Anti-Kickback Law, liability under the Anti-Kickback Law may still arise because of the intentions or actions of the parties with whom we do business, including our independent distributors. While we are not aware of any such intentions or actions, we have only limited knowledge regarding the intentions or actions underlying those arrangements. Conduct and business arrangements that do not fully satisfy one of these safe harbor provisions may result in increased scrutiny by government enforcement authorities.

The PPACA also includes new reporting and disclosure requirements on device and drug manufacturers for any “transfer of value” made or distributed to physicians, healthcare providers or hospitals, which are scheduled to become effective March 31, 2013. These provisions require, among other things, extensive tracking and maintenance of databases regarding the disclosure of relationships and payments to physicians, healthcare providers and hospitals. In addition, certain states have recently passed or are considering legislation restricting our interactions with health care providers and/or requiring disclosure of many payments to them. Failure to comply with these new tracking and reporting laws could subject us to significant civil monetary penalties.

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

Third-Party Coverage and Reimbursement

We anticipate that sales volumes and prices of our products will depend in large part on the availability of coverage and reimbursement from third-party payors. Third-party payors include governmental programs such as Medicare and Medicaid, private insurance plans and workers’ compensation plans. These third-party payors may deny coverage or reimbursement for a product or therapy if they determine that the product or therapy was not medically appropriate or necessary. The third-party payors also may place limitations on the types of physicians that can perform specific types of procedures. Also, third-party payors are increasingly challenging the prices charged for medical products and services. Some third-party payors must also approve coverage for new or innovative devices or therapies before they will reimburse healthcare providers who use the products or therapies. Even though a new product may have been cleared for commercial distribution, we may find limited demand for the device until reimbursement approval has been obtained from governmental and private third-party payors.

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

We believe that the overall escalating cost of medical products and services has led to, and will continue to lead to, increased pressures on the healthcare industry to reduce the costs of products and services. All third-party reimbursement programs are developing increasingly sophisticated methods of controlling healthcare costs through prospective reimbursement and capitation programs, group purchasing, redesign of benefits, requiring second opinions prior to major surgery, careful review of bills, encouragement of healthier lifestyles and other preventative services and exploration of more cost- effective methods of delivering healthcare. There can be no assurance that third-party reimbursement and coverage will be available or adequate, or that future legislation, regulation or reimbursement policies of third-party payors will not adversely affect the demand for our products or our ability to sell these products on a profitable basis. The unavailability or inadequacy of third-party payor coverage or reimbursement could have a material adverse effect on our business, operating results and financial condition.

In international markets, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific product lines and procedures. There can be no assurance that procedures using our products will be considered medically reasonable and necessary for a specific indication, that our products will be considered cost-effective by third-party payors, that an adequate level of reimbursement will be available or that the third-party payors’ reimbursement policies will not adversely affect our ability to sell our products profitably.

Employees

As of January 1, 2012, we had approximately 800 employees, including 330 in manufacturing and operations, 85 in research and development and the remaining in sales, marketing and related administrative support. Of our 800 worldwide employees, 175 employees were located in the United States and 625 employees were located outside of the United States, primarily throughout France and Ireland.

Available Information

Our principal executive offices are located at Fred. Roeskestraat 123, 1076 EE Amsterdam, The Netherlands. Our telephone number at this address is (+ 31) 20 577 1177. Our agent for service of process in the United States is CT Corporation, 1209 Orange St., Wilmington, DE 19801. Our website is located at www.tornier.com. The information contained on our website or connected to our website is not incorporated by reference into and should not be considered part of this report.

We make available, free of charge and through our Internet web site, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to any such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Item 1A.  Risk Factors.

The following information contains specific risks that could potentially impact our business, financial condition or operating results. We may be subject to additional risks that are not currently known to us or those which we deem immaterial that may also impact our business operations.

Risks Related to Our Business and Our Industry

We have a history of operating losses and negative cash flow and may never achieve profitability.

We have a history of operating losses and at January 1, 2012, we had an accumulated deficit of $214.0 million. Our ability to achieve profitability will be influenced by many factors, including the extent and duration of our future operating losses, the level and timing of future revenue and expenditures, market acceptance of new products, the results and scope of ongoing research and development projects, competing technologies and market and regulatory developments. As a result, we may continue to incur operating losses for the foreseeable future. These losses will continue to have an adverse impact on shareholders’ equity and we may never achieve or sustain profitability.

If we do not successfully develop and market new products and technologies and implement our business strategy, our business and operating results may be adversely affected.

We may not be able to successfully implement our business strategy. To implement our business strategy we need to, among other things, develop and introduce new extremity joint products, find new applications for and improve our existing products, properly identify and anticipate our surgeons’ and their patients’ needs, obtain regulatory clearance or approval for new products and applications and educate surgeons about the clinical and cost benefits of our products.

We are continually engaged in product development and improvement programs, and we expect new products to account for a significant portion of our future growth. We introduced 19 new products during 2011 and expect to introduce additional new products during 2012.  If we do not continue to introduce new products and technologies, or if those products and technologies are not accepted, we may not be successful. Moreover, research and development efforts may require a substantial investment of time and resources before we are adequately able to determine the commercial viability of a new product, technology, material or innovation. Demand for our products also could change in ways we may not anticipate due to evolving customer needs, changing demographics, slow industry growth rates, evolving surgical philosophies and evolving industry standards, among others. Additionally, our competitors’ new products and technologies may precede our products to market, may be more effective or less expensive than our products or may render our products obsolete.

Our targeted surgeons practice in areas such as shoulder, upper extremities, lower extremities, sports medicine and reconstructive and general orthopaedics, and our strategy of focusing exclusively on these surgeons may not be successful. In addition, we are seeking to increase our international revenue and will need to increase our worldwide direct sales force and enter into distribution agreements with third parties in order to do so. All of this may result in additional or different foreign regulatory requirements, with which we may not be able to comply. Moreover, even if we successfully implement our business strategy, our operating results may not improve. We may decide to alter or discontinue aspects of our business strategy and may adopt different strategies due to business or competitive factors.

We rely on our independent sales agencies and their representatives to market and sell our products. A failure to maintain our existing relationships with our independent sales agencies and their representatives could have an adverse effect on our operating results.

In the United States, we sell our products through a single sales channel primarily focused on our products and consisting of approximately 20 independent commission-based sales agencies, which in the aggregate utilized over 250 sales representatives as of January 1, 2012. Our sales agencies do not sell our products exclusively and may offer similar products from other orthopaedic companies. In 2011, no individual sales agency accounted for more than 7% of our global revenue. Our success depends largely upon our ability to motivate these sales agencies to sell our products. Additionally, we depend on their sales and service expertise and relationships with the surgeons in the marketplace. Our independent sales agencies may terminate their contracts with us, may devote insufficient sales efforts to our products or may focus their sales efforts on other products that produce greater commissions for them. If our relationship with any of our sales agencies terminated, we could enter into agreements with existing sales agencies to take on the related sales, contract with new sales agencies, or hire direct sales representatives or a combination of these options. A failure to maintain our existing relationships with our independent sales agencies and their representatives could have an adverse effect on our operations. We do not control our independent sales agencies and they may not be successful in implementing our marketing plans.

We may be unable to compete successfully against our existing or potential competitors, in which case our revenue and operating results may be negatively affected and we may not grow.

The market for orthopaedic devices is highly competitive and subject to rapid and profound technological change. Our success depends, in part, on our ability to maintain a competitive position in the development of technologies and products for use by our customers. We face competition from large diversified orthopaedic manufacturers, such as DePuy, Zimmer and Stryker, and established mid-sized orthopaedic manufacturers, such as Arthrex, Wright Medical and ArthroCare. Many of the companies developing or marketing competitive orthopaedic products enjoy several competitive advantages, including:

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

We derive a significant portion of our revenue from operations in international markets that are subject to political, economic and social instability.

We derive a significant portion of our revenue from operations in international markets. Our international distribution system consists of 10 direct sales offices and approximately 30 distribution partners, who sell in approximately 35 countries. Most of these countries are, to some degree, subject to political, economic and social instability. For each of the years ended January 1, 2012 and January 2, 2011, approximately 46% and 44% of our revenue was derived from our international operations. During 2012, we intend to expand our international operations into key markets, such as Brazil, China and Japan.  Our international sales operations expose us and our representatives, agents and distributors to risks inherent in operating in foreign jurisdictions. These risks include:

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

•                  unexpected changes in foreign regulatory requirements;

•                  differing local product preferences and product requirements;

•                  changes in tariffs and other trade restrictions;

•                  work stoppages or strikes in the healthcare industry;

•                  difficulties in enforcing and defending intellectual property rights;

•                  foreign exchange controls that might prevent us from repatriating cash earned in countries outside the Netherlands.;

•                  complex data privacy requirements and labor relations laws; and

•                  exposure to different legal and political standards.

Not only are we subject to the laws of other jurisdictions, we also are subject to U.S. laws governing our activities in foreign countries, including various import-export laws, customs and import laws, anti-boycott laws and embargoes. For example, the FDA Export Reform and Enhancement Act of 1996 requires that, when exporting medical devices from the United States for sale in a foreign country, depending on the type of product being exported, the regulatory status of the product and the country to which the device is exported, we must ensure, among other things, that the device is produced in accordance with the specifications of the foreign purchaser; not in conflict with the laws of the country to which it is intended for export; labeled for export; and not offered for sale domestically. In addition, we must maintain records relevant to product export and, if requested by the foreign government, obtain a certificate of exportability. In some instances, prior notification to or approval from the FDA is required prior to export. The FDA can delay or deny export authorization if all applicable requirements are not satisfied. Imports of approved medical devices into the United States are also subject to requirements including registration of establishment, listing of devices, manufacturing in accordance with the quality system regulation, medical device reporting of adverse events, and premarket notification 510(k) clearance or premarket approval, or PMA, among others and if applicable. If our business activities were determined to violate these laws, regulations or rules, we could suffer serious consequences.

In addition, a portion of our international revenue is made through distributors. As a result, we are dependent upon the financial health of our distributors. If a distributor were to go out of business, it would take substantial time, cost and resources to find a suitable replacement and the products held by such distributor may not be returned to us or to a subsequent distributor in a timely manner or at all.

Any material decrease in our foreign revenue may negatively affect our profitability. We generate our international revenue primarily in Europe, where healthcare regulation and reimbursement for orthopaedic medical devices vary significantly from country to country. This changing environment could adversely affect our ability to sell our products in some European countries.

Disruption and turmoil in global credit and financial markets, which may be exacerbated by the inability of certain countries to continue to service their sovereign debt obligations, and the possible negative implications of such events to the global economy, may negatively impact our business, operating results and financial condition.

The downgrade of the U.S. credit rating and the credit ratings of several European countries and the possibility that certain European Union member states will default on their debt obligations have contributed to significant uncertainty about the stability of global credit and financial markets.  The credit and economic conditions within certain European Union countries in particular, including France, Greece, Ireland, Italy, Portugal and Spain, have continued to deteriorate and have contributed to the instability in global credit and financial markets.  The possibility that such EU member states will default on their debt obligations, the continued uncertainty regarding international and the European Union’s financial support programs and the possibility that other EU member states may experience similar financial troubles could further disrupt global credit and financial markets.  While the ultimate outcome of these events cannot be predicted, it is possible that such events could have a negative effect on the global economy as a whole, and our business, operating results and financial condition, in particular.  For example, if the European sovereign debt crisis continues or worsens, the negative implications to the global economy and us could be significant.  Since a significant amount of our trade receivables are with hospitals that are dependent upon governmental health care systems in many countries, repayment of such receivables is dependent upon the financial stability of the economies of those countries.  A deterioration of economic conditions in such countries may increase the average length of time it takes for us to collect on our outstanding accounts receivable in these countries or even our ability to collect such receivables.

In addition, if the European sovereign debt crisis continues or worsens, the value of the Euro could deteriorate or lead to the re-introduction of individual currencies in one or more Eurozone countries, or, in more extreme circumstances, the possible dissolution of the Euro currency entirely, all of which could negatively impact our business, operating results and financial condition in light of our substantial operations in and revenues derived from customers in the European Union.  Should the Euro dissolve entirely, the legal and contractual consequences for holders of Euro-denominated obligations would be determined by laws in effect at such time. These potential developments, or market perceptions concerning these and related issues, could adversely affect the value of our Euro-denominated assets and obligations. In addition, concerns over the effect of this financial crisis on financial institutions in Europe and globally could lead to tightening of the credit and financial markets, which could negatively impact the ability of companies to borrow money from their existing lenders, obtain credit from other sources or raise financing to fund their operations.  This could negatively impact our customers’ ability to purchase our products, our suppliers’ ability to provide us with materials and components and our ability, if needed, to finance our operations on commercially reasonable terms, or at all.  We believe that European governmental austerity policies have reduced and may continue to reduce the amount of money available to purchase medical products, including our products, and have contributed and may continue to contribute to increased pricing pressure for some of our products.  Any or all of these events, as well as any additional austerity measures that may be taken which, among other things, could result in decreased utilization, pricing and reimbursement, could negatively impact our business, operating results and financial condition.

Weakness in the global economy is likely to adversely affect our business until an economic recovery is underway.

Many of our products are used in procedures covered by private insurance, and some of these procedures may be considered elective. We believe the global economic downturn may reduce the availability or affordability of private insurance or may affect patient decisions to undergo elective procedures. If current economic conditions do not continue to recover or worsen, we expect that increasing levels of unemployment and pressures to contain healthcare costs could adversely affect the global growth rate of procedure volume, which could have a material adverse effect on our revenue and operating results.

Fluctuations in foreign currency rates could result in declines in our reported revenue and earnings.

A substantial portion of our revenue outside the United States is generated in Europe and other countries in Latin America and Asia where the amounts are denominated in currencies other than the U.S. dollar. For purposes of preparing our consolidated financial statements, these amounts are converted into U.S. dollars, the value of which varies with currency exchange rate fluctuations. For revenue not denominated in U.S. dollars, if there is an increase in the value of the U.S. dollar relative to the specified foreign currency, we will receive less in U.S. dollars than before the increase in the exchange rate, which could negatively impact our operating results. Although we address currency risk management through regular operating and financing activities, those actions may not prove to be fully effective.

Our business plan relies on assumptions about the market for our products, which, if incorrect, may adversely affect our revenue.

We believe that the aging of the general population and increasingly active lifestyles will continue and that these trends will increase the need for our products.  We anticipate that the market for our extremity products in particular will continue to grow.  The actual demand for our products, however, could materially differ from our projected demand if our assumptions regarding these trends and acceptance of our products by the medical community prove to be incorrect or do not materialize, or if non-surgical treatments gain more widespread acceptance as a viable alternative to our orthopaedic implants.

Our upper extremity joints and trauma products, including in particular our shoulder products, generate a significant portion of our revenue.  Accordingly, if revenue of these products were to decline, our operating results would be adversely affected.

Our upper extremity joints and trauma products, which includes joint implants and bone fixation devices for the shoulder, hand, wrist and elbow, generate a significant portion of our revenue. During 2011, our upper extremity joints and trauma products generated approximately 63% of our revenue, which represents growth of 18% over the prior year.  We expect the shoulder to continue to be the largest and most important product category for us for the foreseeable future. A decline in revenue from these products as a result of increased competition, regulatory matters, intellectual property matters or any other reason would negatively impact our operating results.

We obtain some of our products through private-label distribution agreements that subject us to minimum performance and other criteria. Our failure to satisfy those criteria could cause us to lose those rights of distribution.

We have entered into private-label distribution agreements with manufacturers of some of our products. These manufacturers brand their products according to our specifications, and we may have exclusive rights in certain fields of use and territories to sell these products subject to minimum purchase, sales or other performance criteria. Though these agreements do not individually or in the aggregate represent a material portion of our business, if we do not meet these performance criteria, or fail to renew these agreements, we may lose exclusivity in a field of use or territory or cease to have any rights to these products, which could have an adverse effect on our revenue. Furthermore, some of these manufacturers may be smaller, undercapitalized companies that may not have sufficient resources to continue operations or to continue to supply us sufficient product without additional access to capital.

If our private-label manufacturers fail to provide us with sufficient supply of their products, or if their supply fails to meet appropriate quality requirements, our business could suffer.

Our private-label manufacturers are sole source suppliers of the products we purchase from them. Given the specialized nature of the products they provide, we may not be able to locate or establish additional or replacement manufacturers of these products. Moreover, these private-label manufacturers typically own the intellectual property associated with their products, and even if we could find a replacement manufacturer for the product, we may not have sufficient rights to enable the replacement party to manufacture the product. While we have entered into agreements with our private-label manufacturers to provide us sufficient quantities of products, we cannot assure you that they will do so, or that any products they do provide us will not contain defects in quality. Our private-label manufacturing agreements have terms expiring between this year and 2015 and are renewable under certain conditions or by mutual agreement. The agreements also include some or all of the following provisions allowing for termination under certain circumstances: (i) either party’s uncured material breach of the terms and conditions of the agreement, (ii) either party filing for bankruptcy, being bankrupt or becoming insolvent, suspending payments, dissolving or ceasing commercial activity, (iii) our inability to meet market development milestones and ongoing sales targets, (iv) termination without cause, provided that payments are made to the distributor, (v) a merger or acquisition of one of the parties by a third party, (vi) the enactment of a government law or regulation that restricts either party’s right to terminate or renew the contract or invalidates any provision of the agreement or (vii) the occurrence of a “force majeure,” including natural disaster, explosion or war.

We also rely on these private-label manufacturers to comply with the regulations of the FDA, the competent authorities of the Member States of the European Economic Area, or EEA, or foreign regulatory authorities and their failure to comply with strictly enforced regulatory requirements could expose us to regulatory action including warning letters, product recalls, termination of distribution, product seizures or civil penalties. Any quality control problems that we experience with respect to products manufactured by our private-label manufacturers, any inability by us to provide our customers with sufficient supply of products or any investigations or enforcement actions by the FDA, the competent authorities of the Member States of the EEA or other foreign regulatory authorities could adversely affect our reputation or commercialization of our products and adversely and materially affect our business and operating results.

We intend to bring in-house the manufacturing of some of our shoulder products during 2012.  Should we encounter difficulties in manufacturing these or other products, it could adversely affect our business.

We intend to bring in-house the manufacturing of some of our shoulder products during 2012, including in particular our Ascend and Simpliciti shoulder products. The technology and the manufacturing process for our shoulder products is highly complex, involving a large number of unique parts, and we may encounter difficulties in manufacturing these products in-house. There is no assurance that we will be able to meet the volume and quality requirements associated with our shoulder products. Manufacturing and product quality issues may arise as we increase the scale of our production. If our products do not consistently meet our customers’ performance expectations, our reputation may be harmed, and we may be unable to generate sufficient revenue to become profitable. Any delay or inability in bringing in-house the manufacturing of some of our shoulder products could diminish our ability to sell our products, which could result in lost revenue and seriously harm our business, financial condition and operating results.

Failure to comply with the U.S. Foreign Corrupt Practices Act could subject us to, among other things, penalties and legal expenses that could harm our reputation and have a material adverse effect on our business, financial condition and operating results.

Our U.S. operations, including those of our U.S. based subsidiary, Tornier, Inc., are currently subject to the U.S. Foreign Corrupt Practices Act, or the FCPA. We are required to comply with the FCPA, which generally prohibits covered entities and their intermediaries from engaging in bribery or making other prohibited payments to foreign officials for the purpose of obtaining or retaining business or other benefits. In addition, the FCPA imposes accounting standards and requirements on publicly traded U.S. corporations and their foreign affiliates, which are intended to prevent the diversion of corporate funds to the payment of bribes and other improper payments, and to prevent the establishment of “off books” slush funds from which such improper payments can be made. We are also currently subject to similar anticorruption legislation implemented in Europe under the Organization for Economic Co-operation and Development’s Convention on Combating Bribery of Foreign Public Officials in International Business Transactions. We either operate or plan to operate in a number of jurisdictions that pose a high risk of potential violations of the FCPA and other anticorruption laws, such as China and Brazil,  and we utilize a number of third-party sales representatives for whose actions we could be held liable under the FCPA. We inform our personnel and third-party sales representatives of the requirements of the FCPA and other anticorruption laws, including, but not limited to their reporting requirements. We also have developed and will continue to develop and implement systems for formalizing contracting processes, performing due diligence on agents and improving our recordkeeping and auditing practices regarding these regulations. However, there is no guarantee that our employees, third-party sales representatives or other agents have not or will not engage in conduct undetected by our processes and for which we might be held responsible under the FCPA or other anticorruption laws.

If our employees, third-party sales representatives or other agents are found to have engaged in such practices, we could suffer severe penalties, including criminal and civil penalties, disgorgement and other remedial measures, including further changes or enhancements to our procedures, policies and controls, as well as potential personnel changes and disciplinary actions. The U.S. Securities and Exchange Commission, or SEC, is currently in the midst of conducting an informal investigation of numerous medical device companies over potential violations of the FCPA. Although we do not believe we are currently a target, any investigation of any potential violations of the FCPA or other anticorruption laws by U.S. or foreign authorities also could have an adverse impact on our business, financial condition and operating results.

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

We use a number of suppliers for raw materials and select components that we need to manufacture our products. These suppliers must provide the materials and components to our standards for us to meet our quality and regulatory requirements. We obtain some key raw materials and select components from a single source or a limited number of sources. For example, we rely on one supplier for raw materials and select components in several of our products, including Poco

Graphite, Inc., which supplies graphite for our pyrocarbon products, CeramTec AG, or CeramTec, which supplies ceramic for ceramic heads for hips, and Heymark Metals Ltd., which supplies Cobalt Chrome used in certain of our hip, shoulder and elbow products. Establishing additional or replacement suppliers for these components, and obtaining regulatory clearance or approvals that may result from adding or replacing suppliers, could take a substantial amount of time, result in increased costs and impair our ability to produce our products, which would adversely impact our business and operating results. We do not have contracts with our sole source suppliers (other than a Quality Assurance Agreement and Secrecy Agreement with CeramTec, which only relate to quality and confidentiality obligations of the parties and do not govern the purchase and receipt of CeramTec products) and instead rely on purchase orders. As a result, those suppliers may elect not to supply us with product or to supply us with less product than we need, and we will have limited rights to cause them to do otherwise. In addition, some of our products, which we acquire from third parties, are highly technical and are required to meet exacting specifications, and any quality control problems that we experience with respect to the products supplied by third parties could adversely and materially affect our reputation or commercialization of our products and adversely and materially affect our business, operating results and prospects. Furthermore, some of these suppliers are smaller companies. To the extent that any of these suppliers are, or become, undercapitalized and do not otherwise have sufficient resources to continue operations or to supply us sufficient product without additional access to capital, such a failure could adversely affect our business. We also may have difficulty obtaining similar components from other suppliers that are acceptable to the FDA, the competent authorities or notified bodies of the Member States of the EEA, or foreign regulatory authorities and the failure of our suppliers to comply with strictly enforced regulatory requirements could expose us to regulatory action including warning letters, product recalls, termination of distribution, product seizures or civil penalties. Furthermore, since many of these suppliers are located outside of the United States, we are subject to foreign export laws and U.S. import and customs regulations, which complicate and could delay shipments of components to us. For example, all foreign importers of medical devices are required to meet applicable FDA requirements, including registration of establishment, listing of devices, manufacturing in accordance with the quality system regulation, medical device reporting of adverse events, and premarket notification 510(k) clearance or PMA, if applicable. In addition, all imported medical devices also must meet Bureau of Customs and Border Protection requirements. While it is our policy to maintain sufficient inventory of materials and components so that our production will not be significantly disrupted even if a particular component or material is not available for a period of time, we remain at risk that we will not be able to qualify new components or materials quickly enough to prevent a disruption if one or more of our suppliers ceases production of important components or materials.

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

Our business is seasonal in nature. Historically, demand for our products has been the lowest in our third quarter as a result of the European holiday schedule during the summer months. We have experienced and expect to continue to experience meaningful variability in our revenue and gross profit among quarters, as well as within each quarter, as a result of a number of factors, including, among other things:

•                  the number and mix of products sold in the quarter and the geographies in which they are sold;

•                  the demand for, and pricing of, our products and the products of our competitors;

•                  the timing of or failure to obtain regulatory clearances or approvals for products;

•                  costs, benefits and timing of new product introductions;

•                  the level of competition;

•                  the timing and extent of promotional pricing or volume discounts;

•                  changes in average selling prices;

•                  the availability and cost of components and materials;

•                  the number of selling days;

•                  fluctuations in foreign currency exchange rates

•                  the timing of patients’ use of their calendar year medical insurance deductibles; and

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

We maintain professional working relationships with external research and development consultants and leading surgeons and medical personnel in hospitals and universities who assist in product research and development. We continue to emphasize the development of proprietary products and product improvements to complement and expand our existing product lines. It is possible that newly enacted state and federal laws requiring us to disclose payments or other transfers of value, such as free gifts or meals, to physicians and other healthcare providers could have a chilling effect on these relationships with individuals or entities that may, among other things, want to avoid public scrutiny of their financial relationships with us. If we are unable to maintain these relationships, our ability to market and sell new and improved products could decrease, and future operating results could be unfavorably affected.

We incur significant expenditures of resources to maintain relatively high levels of inventory and instruments, which can reduce our cash flows.

As a result of the need to maintain substantial levels of inventory and instruments, we are subject to the risk of obsolescence. The nature of our business requires us to maintain a substantial level of inventory and instruments. For example, our total consolidated inventory balances were $79.9 million and $77.5 million at January 1, 2012 and January 2, 2011, respectively, and our total consolidated instrument balances were $49.3 million and $42.4 million at January 1, 2012 and January 2, 2011, respectively. In order to market effectively we often must maintain and bring our customers instrument kits, back-up products and products of different sizes. In the event that a substantial portion of our inventory becomes obsolete, it could have a material adverse effect on our earnings and cash flows due to the resulting costs associated with the inventory impairment charges and costs required to replace such inventory.

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

•                  diversion of our management’s time and attention from other business concerns;

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

Our success depends, in part, upon key managerial, scientific, sales and technical personnel, as well as our ability to continue to attract and retain additional highly qualified personnel. We compete for such personnel with other companies, academic institutions, governmental entities and other organizations. There is no guarantee that we will be successful in retaining our current personnel or in hiring or retaining qualified personnel in the future. Loss of key personnel or the inability to hire or retain qualified personnel in the future could have a material adverse effect on our ability to operate successfully. Further, any inability on our part to enforce non-compete arrangements related to key personnel who have left the company could have a material adverse effect on our business.

Fluctuations in insurance cost and availability could adversely affect our profitability or our risk management profile.

We hold a number of insurance policies, including product liability insurance, directors’ and officers’ liability insurance, property insurance and workers’ compensation insurance. If the costs of maintaining adequate insurance coverage should increase significantly in the future, our operating results could be materially adversely affected. Likewise, if any of our current insurance coverage should become unavailable to us or become economically impractical, we would be required to operate our business without indemnity from commercial insurance providers.

If a natural or man-made disaster, including as a result of climate change or weather, adversely affects our manufacturing facilities or distribution channels, we could be unable to manufacture or distribute our products for a substantial amount of time and our revenue could decline.

We principally rely on five manufacturing facilities, three of which are in France and two of which are in Ireland. The facilities and the manufacturing equipment we use to produce our products would be difficult to replace and could require substantial lead-time to repair or replace. For example, the machinery associated with our manufacturing of pyrocarbon in one of our French facilities is highly specialized and would take substantial lead-time and resources to replace. We also maintain warehouses in Stafford, Texas and Montbonnot, France, containing large amounts of our inventory. Our facilities, warehouses or distribution channels may be affected by natural or man-made disasters. Further, such may be exacerbated by climate change, as some scientists have concluded that climate change could result in the increased severity of and perhaps more frequent occurrence of extreme weather patterns. For example, in the event of a hurricane in Stafford, Texas, we may lose substantial amounts of inventory that would be difficult to replace. In the event our facilities, warehouses or distribution channels are affected by a disaster, we would be forced to rely on, among others, third-party manufacturers and alternative warehouse space and distribution channels, which may or may not be available, and our revenue could decline. Although we believe we possess adequate insurance for damage to our property and the disruption of our business from casualties, such insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms or at all.

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

We believe that our cash and cash equivalent balance of $54.7 million as of January 1, 2012, anticipated cash receipts generated from revenue of our products and our available credit lines of $23.8 million as of January 1, 2012, will be sufficient to meet our anticipated cash requirements for the remainder of 2012.  However, our future funding requirements will depend on many factors, including:

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

The lack of the borrowing availability under our credit lines and our potential inability to obtain replacement sources of credit could materially affect our operations and financial condition.

Although we currently have available credit lines of $23.8 million as of January 1, 2012, our ability to draw on our credit lines may limited by outstanding letters of credit and by a borrowing base of accounts receivable and liens on other of our assets, including inventory, equipment, real property and intellectual property. There can be no assurances that we will continue to have access to this portion or any of our credit lines if our operating and financial performance do not satisfy relevant borrowing base criteria. If we do not satisfy these criteria, and if we are unable to secure necessary waivers or other amendments from the lenders of our credit lines, we will not have access to this credit. In addition, the lenders may, at their discretion, modify the percentage used in computing the borrowing base, which may limit the amounts available for future borrowings.

Although we believe that our operating cash flows, on-hand cash levels and access to credit will give us the ability to meet our financing needs for the foreseeable future, there can be no assurance that they will do so. The lack of the borrowing availability under our credit lines and our potential inability to obtain replacement sources of credit could materially affect our operations and financial condition.

Our operating results could be negatively impacted by future changes in the allocation of income to each of the entities through which we operate and to each of the income tax jurisdictions in which we operate.

We operate through multiple entities and in multiple income tax jurisdictions with different income tax rates both inside and outside the Netherlands. Accordingly, our management must determine the appropriate allocation of income to each such entity and each of these jurisdictions. Income tax audits associated with the allocation of this income and other complex issues, including inventory transfer pricing and cost sharing and product royalty arrangements, may require an extended period of time to resolve and may result in income tax adjustments if changes to the income allocation are required. Since income tax adjustments in certain jurisdictions can be significant, our future operating results could be negatively impacted by settlement of these matters.

Future changes in technology or market conditions could result in adjustments to our recorded asset balance for intangible assets, including goodwill, resulting in additional charges that could significantly impact our operating results.

Our consolidated balance sheet includes significant intangible assets, including goodwill and other acquired intangible assets. The determination of related estimated useful lives and whether these assets are impaired involves significant judgments. Our ability to accurately predict future cash flows related to these intangible assets may be adversely affected by unforeseen and uncontrollable events. In the highly competitive medical device industry, new technologies could impair the value of our intangible assets if they create market conditions that adversely affect the competitiveness of our products. We test our goodwill for impairment in the fourth quarter of each year, but we also test goodwill and other intangible assets for impairment at any time when there is a change in circumstances that indicates that the carrying value of these assets may be impaired. Any future determination that these assets are carried at greater than their fair value could result in substantial non-cash impairment charges, which could significantly impact our reported operating results.

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

If reimbursement from third-party payors for our products becomes inadequate, surgeons and patients may be reluctant to use our products and our revenue may decline.

In the United States, healthcare providers who purchase our products generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to pay for all or a portion of the cost of joint reconstructive procedures and products utilized in those procedures. We may be unable to sell our products on a profitable basis if third-party payors deny coverage or reduce their current levels of reimbursement. Our revenue depends largely on governmental healthcare programs and private health insurers reimbursing patients’ medical expenses. To contain costs of new technologies, third-party payors are increasingly scrutinizing new treatment modalities by requiring extensive evidence of clinical outcomes and cost-effectiveness. Currently, we are aware of several private insurers who have issued policies that classify procedures using our Salto Talaris Prosthesis and Conical Subtalar Implants as experimental or investigational and denied coverage and reimbursement for such procedures. Surgeons, hospitals and other healthcare providers may not purchase our products if they do not receive satisfactory reimbursement from these third-party payors for the cost of the procedures using our products. Payors continue to review their coverage policies carefully for existing and new therapies and can, without notice, deny coverage for treatments that include the use of our products. If we are not successful in reversing existing non-coverage policies or other private insurers issue similar policies, this could have a material adverse effect on our business and operations.

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

If adequate levels of reimbursement from third-party payors outside of the United States are not obtained, international revenue of our products may decline. Outside of the United States, reimbursement systems vary significantly by country. Many foreign markets have government-managed healthcare systems that govern reimbursement for orthopaedic medical devices and procedures. Additionally, some foreign reimbursement systems provide for limited payments in a given period and therefore result in extended payment periods.

Consolidation in the healthcare industry could lead to demands for price concessions or to the exclusion of some suppliers from certain of our markets, which could have an adverse effect on our business, financial condition or operating results.

Because healthcare costs have risen significantly over the past decade, numerous initiatives and reforms initiated by legislators, regulators and third-party payors to curb these costs have resulted in a consolidation trend in the healthcare industry to create new companies with greater market power, including hospitals. As the healthcare industry consolidates, competition to provide products and services to industry participants has become and will continue to become more intense. This in turn has resulted and likely will continue to result in greater pricing pressures and the exclusion of certain suppliers from important market segments as group purchasing organizations, independent delivery networks and large single accounts continue to use their market power to consolidate purchasing decisions for some of our customers. We expect that market demand, government regulation, third-party reimbursement policies and societal pressures will continue to change the worldwide healthcare industry, resulting in further business consolidations and alliances among our customers, which may reduce competition, exert further downward pressure on the prices of our products and may adversely impact our business, financial condition or operating results.

If we experience significant disruptions in our information technology systems, our business may be adversely affected.

We depend on our information technology systems for the efficient functioning of our business, including accounting, data storage, purchasing and inventory management. Currently, we have a non-interconnected information technology system; however, we have undertaken planning for the implementation of an upgrade of our systems and the implementation of a new global enterprise resource planning system (ERP). We expect that this upgrade will take two to three years to implement; however, when complete it should enable management to better and more efficiently conduct our operations and gather, analyze, and assess information across all of our business and geographic locations. This upgrade will require the investment of significant human and financial resources. We may experience difficulties in implementing this upgrade in our business operations, or difficulties in operating our business under this upgrade, either of which could disrupt our operations, including our ability to timely ship and track product orders, project inventory requirements, manage our supply chain, and otherwise adequately service our customers, and lead to increased costs and other difficulties. In the event we experience significant disruptions as a result of this implementation of an upgraded information technology system, we may not be able to fix our systems in an efficient and timely manner. Accordingly, such events may disrupt or reduce the efficiency of our entire operation and have a material adverse effect on our operating results and cash flows.

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

Before a new medical device, or a new use of, or claim for, an existing product can be marketed in the United States, it must first receive either premarket clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act, or FDCA, or PMA, from the FDA, unless an exemption applies. In the 510(k) clearance process, the FDA must determine that the proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, with respect to intended use, technology and safety and effectiveness to clear the proposed device for marketing. Clinical data is sometimes required to support substantial equivalence. The PMA pathway requires an applicant to demonstrate the safety and effectiveness of the device for its intended use based, in part, on extensive data including, but not limited to, technical, preclinical, clinical trial, manufacturing and labeling data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices. Products that are approved through a PMA application generally need FDA approval before they can be modified. Similarly, some modifications made to products cleared through a 510(k) may require a new 510(k). Both the 510(k) and PMA processes can be expensive and lengthy and entail significant user fees, unless exempt. The FDA’s 510(k) clearance process usually takes from three to 12 months, but may take longer. The PMA pathway is much more costly and uncertain than the 510(k) clearance process and it generally takes from one to five years, or even longer, from the time the application is filed with the FDA until an approval is obtained. The process of obtaining regulatory clearances or approvals to market a medical device can be costly and time-consuming, and we may not be able to obtain these clearances or approvals on a timely basis, if at all.

Most of our currently commercialized products have received premarket clearance under Section 510(k) of the FDCA. If the FDA requires us to go through a lengthier, more rigorous examination for future products or modifications to existing products than we had expected, our product introductions or modifications could be delayed or canceled, which could cause our revenue to decline. In addition, the FDA may determine that future products will require the more costly, lengthy and uncertain PMA process. Although we do not currently market any devices under PMA, we cannot assure you that the FDA will not demand that we obtain a PMA prior to marketing or that we will be able to obtain the 510(k) clearances with respect to future products.

The FDA can delay, limit or deny clearance or approval of a device for many reasons, including:

•                  we may not be able to demonstrate to the FDA’s satisfaction that our products are safe and effective for their intended users;

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

If we fail to obtain and maintain regulatory approvals or clearances, our ability to sell our products and generate revenue will be materially harmed.

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

Any modification to a 510(k)-cleared device that could significantly affect its safety or efficacy, or that would constitute a major change in its intended use, technology, materials, packaging and certain manufacturing processes, may require a new 510(k) clearance or, possibly, a PMA. The FDA requires every manufacturer to make the determination regarding the need for a new 510(k) clearance or PMA in the first instance, but the FDA may review the manufacturer’s decision. The FDA may not agree with a manufacturer’s decision regarding whether a new clearance or approval is necessary for a modification, and may retroactively require the manufacturer to submit a premarket notification requesting 510(k) clearance or an application for PMA. We have made modifications to our products in the past and may make additional modifications in the future that we believe do not or will not require additional clearances or approvals. No assurance can be given that the FDA would agree with any of our decisions not to seek 510(k) clearance or PMA. If the FDA requires us to cease marketing and recall the modified device until we obtain a new 510(k) clearance or PMA, our business, financial condition, operating results and future growth prospects could be materially adversely affected. Further, our products could be subject to recall if the FDA determines, for any reason, that our products are not safe or effective. Any recall or FDA requirement that we seek additional approvals or clearances could result in significant delays, fines, increased costs associated with modification of a product, loss of revenue and potential operating restrictions imposed by the FDA.

Healthcare policy changes, including legislation to reform the U.S. healthcare system, may have a material adverse effect on us.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, collectively, the PPACA, substantially changes the way health care is financed by both governmental and private insurers, encourages improvements in the quality of healthcare items and services, and significantly impacts the medical device industry. The PPACA includes, among other things, the following measures:

•                  an excise tax on any entity that manufactures or imports medical devices offered for sale in the United States;

•                  a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research;

•                  new reporting and disclosure requirements on device manufacturers for any “transfer of value” made or distributed to prescribers and other healthcare providers, effective March 30, 2013;

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

We cannot predict what healthcare programs and regulations will be ultimately implemented at the federal or state level, or the effect of any future legislation or regulation.  However, these provisions as adopted could meaningfully change the way healthcare is delivered and financed, and may materially impact numerous aspects of our business.  In particular, any changes that lower reimbursements for our products or reduce medical procedure volumes could adversely affect our business and operating results.

In addition, in the future there may continue to be additional proposals relating to the reform of the U.S. healthcare system. Certain of these proposals could limit the prices we are able to charge for our products, or the amounts of reimbursement available for our products, and could limit the acceptance and availability of our products. The adoption of some or all of these proposals could have a material adverse effect on our financial position and operating results.

Furthermore, initiatives sponsored by government agencies, legislative bodies and the private sector to limit the growth of healthcare costs, including price regulation and competitive pricing, are ongoing in markets where we do business. We could experience a negative impact on our operating results due to increased pricing pressure in the United States and certain other markets. Governments, hospitals and other third-party payors could reduce the amount of approved reimbursements for our products. Reductions in reimbursement levels or coverage or other cost-containment measures could unfavorably affect our future operating results.

Our financial performance may be adversely affected by medical device tax provisions in the health care reform laws.

The PPACA imposes a deductible excise tax equal to 2.3% of the price of a medical device on any entity that manufactures or imports medical devices offered for sale in the United States, with limited exceptions, beginning in 2013.  Under these provisions, the total cost to the medical device industry is estimated to be approximately $20 billion over 10 years. These taxes would result in a significant increase in the tax burden on our industry, which could have a material, negative impact on our operating results and our cash flows.

The use, misuse or off-label use of our products may harm our image in the marketplace or result in injuries that lead to product liability suits, which could be costly to our business or result in FDA sanctions if we are deemed to have engaged in improper promotion of our products.

Our currently marketed products have been cleared by the FDA’s 510(k) clearance process for use under specific circumstances. Our promotional materials and training methods must comply with FDA and other applicable laws and regulations, including the prohibition on the promotion of a medical device for a use that has not been cleared or approved by the FDA. Use of a device outside of its cleared or approved indication is known as “off-label” use. We cannot prevent a surgeon from using our products or procedure for off-label use, as the FDA does not restrict or regulate a physician’s choice of treatment within the practice of medicine. However, if the FDA determines that our promotional materials or training constitute promotion of an off-label use, the FDA could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine and criminal penalties. Other federal, state or foreign governmental authorities also might take action if they consider our promotion or training materials to constitute promotion of an uncleared or unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. In that event, our reputation could be damaged and adoption of the products would be impaired. Although we train our sales force not to promote our products for off-label uses, and our instructions for use in all markets specify that our products are not intended for use outside of those indications cleared for use, the FDA or another regulatory agency could conclude that we have engaged in off-label promotion.

In addition, there may be increased risk of injury if surgeons attempt to use our products off-label. Furthermore, the use of our products for indications other than those indications for which our products have been cleared by the FDA may not effectively treat such conditions, which could harm our reputation in the marketplace among surgeons and patients. Surgeons also may misuse our products or use improper techniques if they are not adequately trained, potentially leading to injury and an increased risk of product liability. Product liability claims are expensive to defend and could divert our management’s attention and result in substantial damage awards against us. Any of these events could harm our business and operating results.

If our marketed medical devices are defective or otherwise pose safety risks, the FDA and similar foreign governmental authorities could require their recall, or we may initiate a recall of our products voluntarily.

The FDA and similar foreign governmental authorities may require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture or in the event that a product poses an unacceptable risk to health. Manufacturers, on their own initiative, may recall a product if any material deficiency in a device is found. In the past we have initiated voluntary product recalls. For example, in 2008, we recalled a small number of medical devices due to a mislabeled product. We requested FDA closure of the recall in January 2010. A government-mandated or voluntary recall by us or one of our sales agencies could occur as a result of an unacceptable risk to health, component failures, manufacturing errors, design or labeling defects or other deficiencies and issues. Recalls of any of our products would divert managerial and financial resources and have an adverse effect on our financial condition and operating results. Any recall could impair our ability to produce our products in a cost-effective and timely manner in order to meet our customers’ demands. We also may be required to bear other costs or take other actions that may have a negative impact on our future revenue and our ability to generate profits. We may initiate voluntary recalls involving our products in the future that we determine do not require notification of the FDA. If the FDA disagrees with our determinations, they could require us to report those actions as recalls. A future recall announcement could harm our reputation with customers and negatively affect our revenue. In addition, the FDA could take enforcement action for failing to report the recalls when they were conducted.

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

Our manufacturing operations require us to comply with the FDA’s and other governmental authorities’ laws and regulations regarding the manufacture and production of medical devices, which is costly and could subject us to enforcement action.

We and certain of our third-party manufacturers are required to comply with the FDA’s Quality System Regulation, or QSR, which covers the methods of documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our products. We and certain of our suppliers are also subject to the regulations of foreign jurisdictions regarding the manufacturing process for our products marketed outside of the United

States. The FDA enforces the QSR through periodic announced and unannounced inspections of manufacturing facilities. The failure by us or one of our suppliers to comply with applicable statutes and regulations administered by the FDA and other regulatory bodies, or the failure to timely and adequately respond to any adverse inspectional observations or product safety issues, could result in, among other things, any of the following enforcement actions:

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

•                  refusal to grant export approval for our products; or

•                  criminal prosecution.

Any of these actions could impair our ability to produce our products in a cost-effective and timely manner in order to meet our customers’ demands. We also may be required to bear other costs or take other actions that may have a negative impact on our future revenue and our ability to generate profits. Furthermore, our key component suppliers may not currently be or may not continue to be in compliance with all applicable regulatory requirements, which could result in our failure to produce our products on a timely basis and in the required quantities, if at all.

We are subject to substantial post-market government regulation that could have a material adverse effect on our business.

The production and marketing of our products are subject to extensive regulation and review by the FDA and numerous other governmental authorities both in the United States and abroad. For example, in addition to other state regulatory requirements, Massachusetts, California and Arizona require compliance with the standards in industry codes such as the Code of Ethics on Interactions with Health Care Professionals issued by the Advanced Medical Technology Association (commonly known as AdvaMed), the Code on Interactions with Healthcare Professionals issued by MEDEC, the national association of Canada’s medical technology companies, and international equivalents. The failure by us or one of our suppliers to comply with applicable regulatory requirements could result in, among other things, the FDA or other governmental authorities:

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

•                  imposing operating restrictions;

•                  imposing injunctions; and

•                  commencing criminal prosecutions.

Failure to comply with applicable regulatory requirements also could result in civil actions against us and other unanticipated expenditures. If any of these actions were to occur it would harm our reputation and cause our product revenue to suffer and may prevent us from generating revenue.

The results of our clinical trials may not support our product claims or may result in the discovery of adverse side effects.

Our ongoing research and development, pre-clinical testing and clinical trial activities are subject to extensive regulation and review by numerous governmental authorities both in the United States and abroad. We are currently conducting post-market clinical studies of some or our products to gather additional information about these products’ safety, efficacy or optimal use. In the future we may conduct clinical trials to support approval of new products. Clinical studies must be conducted in compliance with FDA regulations or the FDA may take enforcement action. The data collected from these clinical trials may ultimately be used to support market clearance for these products. Even if our clinical trials are completed as planned, we cannot be certain that their results will support our product claims or that the FDA or foreign authorities will agree with our conclusions regarding them. Success in pre-clinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the later trials will replicate the results of prior trials and studies. The clinical trial process may fail to demonstrate that our products are safe and effective for the proposed indicated uses, which could cause us to abandon a product and may delay development of others. Any delay or termination of our clinical trials will delay the filing of our product submissions and, ultimately, our ability to commercialize our products and generate revenue. It is also possible that patients enrolled in clinical trials will experience adverse side effects that are not currently part of the product’s profile.

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

Future regulatory actions may adversely affect our ability to sell our products profitably.

From time to time, legislation is drafted and introduced that could significantly change the statutory provisions governing the clearance or approval, manufacture and marketing of a medical device. In addition, FDA and other regulations and guidance are often revised or reinterpreted in ways that may significantly affect our business and our products. It is impossible to predict whether legislative changes will be enacted or regulations, guidance or interpretations changed, and what the impact of such changes, if any, may be.

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

If our past or present operations, or those of our independent sales agencies, are found to be in violation of any of such laws or any other governmental regulations that may apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from federal healthcare programs and the curtailment or restructuring of our operations. Similarly, if the healthcare providers or entities with whom we do business are found to be non-compliant with applicable laws, they may be subject to sanctions, which could also have a negative impact on us. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. The risk of our company being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Further, the recently enacted PPACA, among other things, amends the intent requirement of the federal anti-kickback and criminal health care fraud statutes. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the PPACA provides that the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the false claims statutes. Any action against us for violation of these laws, even if we successfully defend against them, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

The PPACA also includes a number of provisions that impact medical device manufacturers, including new reporting and disclosure requirements on device and drug manufacturers for any “transfer of value” made or distributed to prescribers and other healthcare providers, effective March 30, 2013. Such information will be made publicly available in a searchable format beginning September 30, 2013. In addition, device and drug manufacturers also will be required to report and disclose any investment interests held by physicians and their immediate family members during the preceding calendar year. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (and up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests not reported in an annual submission. The PPACA also imposes excise taxes on medical device manufacturers, permits the use of comparative effectiveness research to make Medicare coverage determinations in certain circumstances, creates an Independent Medicare Advisory Board charged with recommending ways to reduce the rate of Medicare spending and changes payment methodologies under the Medicare and Medicaid programs. All of these changes could adversely affect our business and financial results.

Governments and regulatory authorities have increased their enforcement of these healthcare fraud and abuse laws in recent years. For example, in 2007 five competitors in the orthopaedics industry settled a Department of Justice investigation into the financial relationships and consulting agreements between the companies and surgeons. The companies agreed to new corporate compliance procedures and federal monitoring. At issue were financial inducements designed to encourage physicians to use the payor company’s products exclusively and the failure of physicians to disclose these relationships to hospitals and patients. Individual states also may be investigating the relationship between healthcare providers and companies in the orthopaedics industry. Many states have their own regulations governing the relationship between companies and healthcare providers. While we have not been the target of any investigations, we cannot guarantee that we will not be investigated in the future. If investigated we cannot assure that the costs of defending or resolving those investigations or proceedings would not have a material adverse effect on our financial condition, operating results and cash flows.

Failure to obtain and maintain regulatory approval in jurisdictions outside the United States will prevent us from marketing our products in such jurisdictions.

We currently market, and intend to continue to market, our products outside the United States. Outside the United States, we can market a product only if we receive a marketing authorization and, in some cases, pricing approval, from the appropriate regulatory authorities. The approval procedure varies among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA clearance or approval. The regulatory approval process outside the United States may include all of the risks associated with obtaining FDA clearance or approval in addition to other risks. For example, in order to market our products in the Member States of the EEA, our devices are required to comply with the essential requirements of the EU Medical Devices Directives (Council Directive 93/42/EEC of 14 June 1993 concerning medical devices, as amended, and Council Directive 90/385/EEC of 20 June 2009 relating to active implantable medical devices, as amended). Compliance with these requirements entitles us to affix the CE conformity mark to our medical devices, without which they cannot be commercialized in the EEA. In order to demonstrate compliance with the essential requirements and obtain the right to affix the CE conformity mark we must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Except for low risk medical devices (Class I), where the manufacturer can issue an EC Declaration of Conformity based on a self-assessment of the conformity of its products with the essential requirements of the Medical Devices Directives, a conformity assessment procedure requires the intervention of a Notified Body, which is an organization accredited by a Member State of the EEA to conduct conformity assessments. The Notified Body would typically audit and examine the quality system for the manufacture, design and final inspection of our devices before issuing a certification demonstrating compliance with the essential requirements. Based on this certification we can draw up an EC Declaration of Conformity, which allows us to affix the CE mark to our products.

We may not obtain regulatory approvals or certifications outside the United States on a timely basis, if at all. Clearance or approval by the FDA does not ensure approval or certification by regulatory authorities or Notified Bodies in other countries, and approval or certification by one foreign regulatory authority or Notified Body does not ensure approval by regulatory authorities in other countries or by the FDA. We may be required to perform additional pre-clinical or clinical studies even if FDA clearance or approval, or the right to bear the CE mark, has been obtained. If we fail to receive necessary approvals to commercialize our products in jurisdictions outside the United States on a timely basis, or at all, our business, financial condition and operating results could be adversely affected.

Our existing xenograft-based biologics business is and any future biologics products we pursue would be subject to emerging governmental regulations that could materially affect our business.

Some of our products are xenograft, or animal-based, tissue products. Our principal xenograft-based biologics offering is Conexa reconstructive tissue matrix. All of our current xenograft tissue-based products are regulated as medical devices and are subject to the FDA’s medical device regulations.

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

The FDA may inspect facilities engaged in manufacturing 361 HCT/Ps and may issue untitled letters, warning letters, or otherwise authorize orders of retention, recall, destruction and cessation of manufacturing if the FDA has reasonable grounds to believe that an HCT/P or the facilities where it is manufactured are in violation of applicable regulations. There are also requirements relating to the import of HCT/Ps that allow the FDA to make a decision as to the HCT/Ps’ admissibility into the United States.

An HCT/P is eligible for regulation solely as a 361 HCT/P if it is: minimally manipulated; intended for homologous use as determined by labeling, advertising or other indications of the manufacturer’s objective intent for a homologous use; the manufacture does not involve combination with another article, except for water, crystalloids or a sterilizing, preserving, or storage agent (not raising new clinical safety concerns for the HCT/P); and it does not have a systemic effect and is not dependent upon the metabolic activity of living cells for its primary function or, if it has such an effect, it is intended for autologous use or allogenetic use in close relatives or for reproductive use. If any of these requirements are not met, then the HCT/P is also subject to applicable biologic, device, or drug regulation under the FDCA or the PHSA. These biologic, device or drug HCT/Ps must comply both with the requirements exclusively applicable to 361 HCT/Ps and, in addition, with requirements applicable to biologics under the PHSA, or devices or drugs under the FDCA, including premarket licensure, clearance or approval.

Title VII of the PPACA, the Biologics Price Competition and Innovation Act of 2009, or BPCIA, creates a new licensure framework for follow-on biologic products, which could ultimately subject our biologics business to competition to so-called “biosimilars.” Under the BPCIA, a manufacturer may submit an application for licensure of a biologic product that is “biosimilar to” or “interchangeable with” a referenced, branded biologic product. Previously, there had been no licensure pathway for such a follow-on product. While we do not anticipate that the FDA will license a follow-on biologic for several years, given the need to generate data sufficient to demonstrate “biosimilarity” to or “interchangeability” with the branded biologic according to criteria set forth in the BPCIA, as well as the need for the FDA to implement the BPCIA’s provisions with respect to particular classes of biologic products, we cannot guarantee that our biologics will not eventually become subject to direct competition by a licensed “biosimilar.”

Procurement of certain human organs and tissue for transplantation, including allograft tissue we may use in future products, is subject to federal regulation under the National Organ Transplant Act, or NOTA. NOTA prohibits the acquisition, receipt, or other transfer of certain human organs, including bone and other human tissue, for valuable consideration within the meaning of NOTA. NOTA permits the payment of reasonable expenses associated with the removal, transportation, implantation, processing, preservation, quality control and storage of human organs. For any future products implicating NOTA’s requirements, we would reimburse tissue banks for their expenses associated with the recovery, storage and transportation of donated human tissue that they would provide to us for processing. NOTA payment allowances may be interpreted to limit the amount of costs and expenses that we may recover in our pricing for our products, thereby negatively impacting our future revenue and profitability. If we were to be found to have violated NOTA’s prohibition on the sale or transfer of human tissue for valuable consideration, we would potentially be subject to criminal enforcement sanctions, which could materially and adversely affect our operating results. Further, in the future, if NOTA is amended or reinterpreted, we may not be able to pass these expenses on to our customers and, as a result, our business could be adversely affected.

Our operations involve the use of hazardous materials, and we must comply with environmental health and safety laws and regulations, which can be expensive and may affect our business and operating results.

We are subject to a variety of laws and regulations of the countries in which we operate and distribute products, such as the European Union, or EU, France, Ireland, other European nations and the United States, relating to the use, registration, handling, storage, disposal, recycling and human exposure to hazardous materials. Liability under environmental laws can be joint and several and without regard to comparative fault, and environmental, health and safety laws could become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with violations, which could harm our business. In the EU, where our manufacturing facilities are located, we and our suppliers are subject to EU environmental requirements such as the Registration, Evaluation, Authorisation and Restriction of Chemicals, or REACH, regulation. In addition, we are subject to the environmental, health and safety requirements of individual European countries in which we operate such as France and Ireland. For example, in France, requirements known as the Installations Classées pour la Protection de l’Environnement regime provide for specific environmental standards related to industrial operations such as noise, water treatment, air quality and energy consumption. In Ireland, our manufacturing facilities are likewise subject to local environmental regulations, such as related to water pollution and water quality, that are administered by the Environmental Protection Agency. We believe that we are in material compliance with all applicable environmental, health and safety requirements in the countries in which we operate and do not have reason to believe that we are responsible for any cleanup liabilities. In addition, certain hazardous materials are present at some of our facilities, such as asbestos, that we believe are managed in compliance with all applicable laws. We are also subject to greenhouse gas regulations in the EU and elsewhere and we believe that we are in compliance based on present emissions levels at our facilities. Although we believe that our activities conform in all material respects with applicable environmental, health and safety laws, we cannot assure you that violations of such laws will not arise as a result of human error, accident, equipment failure, presently unknown conditions or other causes. The failure to comply with past, present or future laws, including potential laws relating to climate control initiatives, could result in the imposition of fines, third-party property damage and personal injury claims, investigation and remediation costs, the suspension of production or a cessation of operations. In particular, in relation to our manufacturing facility located in Saint-Ismier, France, we require a formal agreement and/or authorization to discharge wastewater to the local community wastewater treatment system, or could be subject to fines, civil liability, and/or reduced throughput. As has been standard practice for business operations in the area, we believe that we obtained authorization from local authorities to connect to the wastewater discharge network at the time we first made our connection in 2003. When authority over such matters was assumed by an inter-community agency, the Syndicat Intercommunal de la Zone Verte (SIZOV), we applied for and received formal authorization as of October 28, 2010. We also expect that our operations will be affected by other new environmental and health and safety laws, including laws relating to climate control initiatives, on an ongoing basis. Although we cannot predict the ultimate impact of any such new laws, they could result in additional costs and may require us to change how we design, manufacture or distribute our products, which could have a material adverse effect on our business.

Risks Related to Our Intellectual Property

If our patents and other intellectual property rights do not adequately protect our products, we may lose market share to our competitors.

We rely on patents, trade secrets, copyrights, know-how, trademarks, license agreements and contractual provisions to establish our intellectual property rights and protect our products. These legal means, however, afford only limited protection and may not adequately protect our rights. The patents we own may not be of sufficient scope or strength to provide us with any meaningful protection or commercial advantage, and competitors may be able to design around our patents or develop products that provide outcomes that are similar to ours. In addition, we cannot be certain that any of our pending patent applications will be issued. The USPTO may reject or require a significant narrowing of the claims in our pending patent applications affecting the patents issuing from such applications. Any patents issuing from the pending patent applications may not provide us with significant commercial protection. We could incur substantial costs in proceedings before the USPTO and the proceedings may be time-consuming, which may cause significant diversion of effort by our technical and management personnel. These proceedings could result in adverse decisions as to the validity of our inventions and may result in the narrowing or cancellation of claims in issued patents. In addition, the laws of some of the countries in which our products are or may be sold may not protect our intellectual property to the same extent as U.S. laws or at all. We also may be unable to protect our rights in trade secrets and unpatented proprietary technology in these countries.

In the event a competitor infringes our patent or other intellectual property rights, enforcing those rights may be costly, difficult and time-consuming. Even if successful, litigation to enforce our intellectual property rights or to defend our patents against challenge could be expensive and time-consuming and could divert our management’s attention. We may not have sufficient resources to enforce our intellectual property rights or to defend our patents or other intellectual property rights against a challenge. If we are unsuccessful in enforcing and protecting our intellectual property rights and protecting our products, it could harm our business and operating results.

In addition, there are numerous recent changes to the U.S. patent laws and proposed changes to the rules of the USPTO, which may have a significant impact on our ability to obtain and enforce intellectual property rights. For example, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was adopted in September 2011. The Leahy-Smith Act includes a number of significant changes to U.S. patent law, including provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. Under the Leahy-Smith Act, the U.S. is transitioning from a “first-to-invent” system to a “first-to-file” system for patent applications filed on or after March 16, 2013. With respect to patent applications filed on or after March 16, 2013, if we are the first to invent but not the first to file a patent application, we may not be able to fully protect our intellectual property rights and may be found to have violated the intellectual property rights of others if we continue to operate in the absence of a patent issued to us. The USPTO is currently developing regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act will not become effective until up to 18 months after its enactment. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

The orthopaedic medical device industry is litigious with respect to patents and other intellectual property rights. Companies in the orthopaedic medical device industry have used intellectual property litigation to gain a competitive advantage. In the future, we may become a party to lawsuits involving patents or other intellectual property. A legal proceeding, regardless of outcome, could drain our financial resources and divert the time and effort of our management. A patent infringement suit or other infringement or misappropriation claim brought against us or any of our licensees may force us or any of our licensees to stop or delay developing, manufacturing or selling potential products that are claimed to infringe a third party’s intellectual property, unless that party grants us or any licensees rights to use its intellectual property. In such cases, we may be required to obtain licenses to patents or proprietary rights of others in order to continue to commercialize our products. However, we may not be able to obtain any licenses required under any patents or proprietary rights of third parties on acceptable terms, or at all. Even if we or our licensees were able to obtain rights to the third party’s intellectual property, these rights may be nonexclusive, thereby giving our competitors access to the same intellectual property. Ultimately, we may be unable to commercialize some of our potential products or may have to cease some of our business operations as a result of patent infringement claims, which could severely harm our business.

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

From time to time, in the ordinary course of business, we receive notices from third parties alleging infringement or misappropriation of the patent, trademark or other intellectual property rights of third parties by us or our customers in connection with the use of our products or we otherwise may become aware of possible infringement claims against us. We routinely analyze such claims and determine how best to respond in light of the circumstances existing at the time, including the importance of the intellectual property right to us and the third party, the relative strength of our position of non-infringement or non-misappropriation and the product or products incorporating the intellectual property right at issue.

Risks Relating to Our Ordinary Shares

The trading prices of our ordinary shares have been and may continue to be volatile, which could result in substantial losses to our shareholders.

The trading prices of our ordinary shares have been and may continue to be volatile and could fluctuate widely due to factors beyond our control. During 2011, the sale price of our ordinary shares ranged from $16.69 per share to $29.93 per share, as reported by the NASDAQ Global Select Market. This may happen because of broad market and industry factors, like the performance and fluctuation of the market prices of other companies with business operations located mainly in Europe that have listed their securities in the United States. In addition to market and industry factors, the price and trading volume for our ordinary shares may be highly volatile for factors specific to our own operations, including the following:

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

•                  sales of our equity securities by our significant shareholders or management or sales of additional equity securities by our company;

•                  potential litigation or regulatory investigations; and

•                  fluctuations in market prices for our products.

Any of these factors may result in large and sudden changes in the volume and price at which our ordinary shares trade. In the past, shareholders of a public company often brought securities class action suits against the company following periods of instability in the market price of that company’s securities. If we were involved in a class action suit, it could divert a significant amount of our management’s attention and other resources from our business and operations, which could harm our operating results and require us to incur significant expenses to defend the suit. Any such class action suit, whether or not successful, could harm our reputation and restrict our ability to raise capital in the future. In addition, if a claim is successfully made against us, we may be required to pay significant damages, which could have a material adverse effect on our financial condition and operating results.

We have in the past and may in the future experience deficiencies, including material weaknesses, in our internal control over financial reporting. Our business and our share price may be adversely affected if we do not remediate these material weaknesses or if we have other weaknesses in our internal controls.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. A material weakness, as defined in the standards established by the Public Company Accounting Oversight Board, is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the audit of our financial statements for fiscal 2009, we identified a material weakness in our internal control over financial reporting relating to our audited financial statements for fiscal 2007 and fiscal 2008. Specifically, in our case, management and our independent registered accounting firm determined that internal controls over identifying, evaluating and documenting accounting analysis and conclusions over complex non-routine transactions, including related-party transactions, required strengthening. Although we remediated this material weakness, additional control deficiencies may be identified by management or our independent registered public accounting firm, and such control deficiencies could also represent one or more material weaknesses. A report by us of a material weakness may cause investors to lose confidence in our financial statements, and the trading price of our ordinary shares may decline. If we fail to remedy any material weakness, our financial statements may be inaccurate, our access to the capital markets may be restricted and the trading price of our ordinary shares may decline.

If securities or industry analysts do not publish research or reports about our business, or if they adversely change their recommendations regarding our ordinary shares, the market price for our ordinary shares and trading volume could decline.

The trading market for our ordinary shares is influenced by research or reports that industry or securities analysts publish about us or our business. If one or more analysts who cover us downgrade our ordinary shares, the market price for our ordinary shares likely would decline. If one or more of these analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which, in turn, could cause the market price or trading volume for our ordinary shares to decline.

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

We are party to a registration rights agreement with certain of our shareholders and officers, including TMG Holdings Coöperatief U.A., or TMG, Vertical Fund I, L.P., Vertical Fund II, L.P., KCH Stockholm AB, Phil Invest ApS and Douglas W. Kohrs, which requires us to register ordinary shares held by these persons under the Securities Act, subject to certain restrictions and conditions. The market price of our ordinary shares could decline as a result of the registration of or the perception that registration may occur of a large number of our ordinary shares.

We are a Netherlands company, and it may be difficult for you to obtain or enforce judgments against us or our executive officers, some of our directors and some of our named experts in the United States.

We were formed under the laws of the Netherlands and, as such, the rights of holders of our ordinary shares and the civil liability of our directors are governed by Dutch laws and our amended articles of association. The rights of shareholders under the laws of the Netherlands may differ from the rights of shareholders of companies incorporated in other jurisdictions. Some of the named experts referred to in this annual report are not residents of the United States, and certain of our directors and executive officers and most of our assets and some of the assets of our directors are located outside the United States. As a result, you may not be able to serve process on us or on such persons in the United States or obtain or enforce judgments from U.S. courts against them or us based on the civil liability provisions of the securities laws of the United States. There is doubt as to whether Dutch courts would enforce certain civil liabilities under U.S. securities laws in original actions or enforce claims for punitive damages.

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

Your rights as a holder of ordinary shares are governed by Dutch law and differ from the rights of shareholders under U.S. law.

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

We have not previously declared or paid cash dividends and we have no plan to declare or pay any dividends in the near future on our ordinary shares. We currently intend to retain most, if not all, of our available funds and any future earnings to operate and expand our business. Our board of directors has complete discretion as to whether to distribute dividends. Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that our board of directors may deem relevant.

WP Bermuda and its affiliates, a significant shareholder, control approximately 47% of our ordinary shares, and this concentration of ownership may have an effect on transactions that are otherwise favorable to our shareholders.

Warburg Pincus (Bermuda) Private Equity IX, L.P. and its affiliates, or Warburg Pincus, beneficially own, in the aggregate, approximately 47% of our outstanding ordinary shares. These shareholders could have an effect on matters requiring our shareholders’ approval, including the election of directors. This concentration of ownership also may delay, deter or prevent a change in control, and may make some transactions more difficult or impossible to complete without the support of these shareholders, regardless of the impact of this transaction on our other shareholders. In addition, our securityholders’ agreement, as amended on August 27, 2010, gives TMG, an affiliate of Warburg Pincus, the right to designate three of the eight directors to be nominated to our board of directors for so long as TMG beneficially owns at least 25% of the outstanding shares, two of the eight directors for so long as TMG beneficially owns at least 10% but less than 25% of the outstanding shares and one of the eight directors for so long as TMG beneficially owns at least 5% but less than 10% of the outstanding shares, and we have agreed to use our reasonable best efforts to cause the TMG designees to be elected.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Our U.S. headquarters are located in a 19,100 square foot facility in Edina, Minnesota, where we conduct our principal executive, sales and marketing and administrative activities. This facility is leased through 2015. Our U.S. distribution and customer service operations are based in an owned 20,000 square foot facility in Stafford, Texas and our research and development operations are based in a 12,200 square foot leased facility in Warsaw, Indiana, with small satellite quality, marketing and research and development offices in San Diego, California.

Our global corporate headquarters are located in Amsterdam, the Netherlands. Outside the United States, our primary manufacturing facilities are in Montbonnot, Saint-Ismier and Grenoble, France; and Dunmanway and Macroom, Ireland. In the 112,000 square foot Montbonnot campus, we conduct manufacturing, sales and marketing, research and development, quality and regulatory assurance, distribution and administrative functions. In our 54,900 square foot Saint- Ismier facility and 15,200 square foot Dunmanway and 84,700 square foot Macroom facilities, we conduct manufacturing operations and manufacturing support such as purchasing, engineering and quality assurance functions. Our pyrocarbon manufacturing is performed at our 9,900 square foot facility in Grenoble, France. In addition, we maintain subsidiary sales offices and distribution warehouses in various countries, including France, Germany, Italy, the Netherlands, Denmark, Spain, Switzerland, United Kingdom and Australia. We believe that our facilities are adequate and suitable for their use.

Below is a summary of our material facilities:

Entity	City	State/Country	Owned or Leased	Occupancy	Square Footage	Lease Expiration Date
Tornier, Inc.	Stafford	Texas, United States	Owned	Offices/Warehouse/ Distribution	20,000	N/A
Tornier, Inc.	Warsaw	Indiana, United States	Leased	Offices/R&D	12,200	2/28/2015
Tornier, Inc.	Edina	Minnesota, United States	Leased	Offices	19,100	12/31/2015
Tornier SAS	St Ismier	France	Leased	Offices/Manufacturing/ Warehouse/Distribution	54,900	5/29/2012
Tornier SAS	Montbonnot	France	Leased	Offices	15,100	5/29/2012
Tornier SAS	Montbonnot	France	Leased	Warehouse/Distribution/ Offices	19,500	5/29/2012
Tornier SAS	Montbonnot	France	Leased	Offices/R&D	25,500	5/29/2012
Tornier SAS	Montbonnot	France	Owned 51%	Manufacturing/Offices	51,700	9/3/2018
Tornier SAS	Grenoble	France	Leased	Manufacturing/Offices/R&D	9,900	7/22/2012
Tornier Deutschland GmbH	Burscheid	Germany	Owned	Sales Office	1,900	N/A
Tornier Orthopedics Ireland Limited	Dunmanway	Ireland	Owned	Manufacturing/Offices	15,200	N/A
Tornier Orthopedics Ireland Limited	Macroom	Ireland	Leased	Manufacturing/Offices	84,700	12/1/2028
Tornier N.V.	Schiedam	The Netherlands	Leased	Offices	720	10/31/2012

Item 3.  Legal Proceedings.

A description of our legal proceedings in Note 18 of our consolidated financial statements included in this report is incorporated herein by reference.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our ordinary shares are traded on the NASDAQ Global Select Market under the symbol “TRNX.”  Our ordinary shares have traded on the NASDAQ Global Select Market since the date of our initial public offering on February 3, 2011. The following table sets forth, for the fiscal quarters indicated, the high and low daily per share sales prices for our ordinary shares as reported by the NASDAQ Global Select Market.

	High	Low
Fiscal year 2011
First Quarter (commencing February 3, 2011)	$20.28	$17.80
Second Quarter	$29.38	$18.31
Third Quarter	$29.93	$19.58
Fourth Quarter	$24.42	$16.69

Holders

As of March 1, 2012 there were 42 holders of record of our ordinary shares.

Dividends

We currently intend to retain all future earnings for the operation and expansion of our business. We do not anticipate declaring or paying cash dividends on our ordinary shares in the foreseeable future. Any payment of cash dividends on our ordinary shares will be at the discretion of our board of directors and will depend upon our results of operations, capital requirements, contractual restrictions and other factors deemed relevant by our board of directors.

Purchases of Equity Securities by the Company

None.

Recent Sales of Unregistered Securities

During the fourth fiscal quarter ended January 1, 2012, we did not issue any ordinary shares or other equity securities of our company that were not registered under the Securities Act of 1933, as amended.

Use of Proceeds from Registered Securities

Our initial public offering was effected through a registration statement on Form S-1 (File No. 333-167370) that was declared effective by the SEC on February 2, 2011. An aggregate of 10,062,500 ordinary shares were registered (including the underwriters’ over-allotment of 1,312,500 ordinary shares), of which we sold 8,750,000 shares, at an initial price to the public of $19.00 per share (before underwriters’ discounts and commissions). The offering closed on February 8, 2011, and, as a result, we received net proceeds of approximately $149.2 million, after underwriters’ discounts and commissions of approximately $10.8 million and offering related expenses of $6.2 million. Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC were the managing underwriters of the offering. Subsequently, on March 7, 2011, we issued an additional 721,274 ordinary shares at an offering price of $19.00 per share (before underwriters’ discounts and commissions) due to the exercise of the underwriters’ overallotment option, and received additional net proceeds of approximately $12.8  million, after underwriters’ discounts and commissions of approximately $0.9 million. Aggregate gross proceeds from the offering, including the exercise of the over-allotment option, were $180.0 million and net proceeds received after underwriters’ discounts and commissions and offering related expenses were approximately $162.0 million.

For the year ended January 1, 2012, we used approximately $116.1 million (€86.4 million) of the net proceeds from the offering to repay all of the outstanding indebtedness under our notes payable, including accrued interest thereon.  Additionally, through January 1, 2012, we used $8.0 million of the net proceeds from the offering to purchase instruments and implants and $16.8 million to reduce our short-term borrowings under our lines of credit.  The majority of the $116.1 million used to repay the outstanding indebtedness under our notes payable, including accrued interest thereon, and none of the $8.0 million used to purchase instruments and implants or $16.8 million used to reduce our short-term borrowings under various lines of credit were paid to certain of our directors and officers, or their associates, to persons owning ten percent or more of our outstanding ordinary shares and other affiliates of ours.

We expect to use the remaining net proceeds for general corporate purposes. Pending the uses described above, we have invested the remaining net proceeds in a variety of short-term, interest-bearing, time deposits. There has been no material change in the planned use of proceeds from the offering from that described in the final prospectus dated February 2, 2011 filed by us with the SEC pursuant to Rule 424(b)(1).

Comparison of Total Stockholder Returns

The graph below compares the cumulative total shareholder returns for the period from February 3, 2011, the date of our initial public offering, to January 1, 2012, for our ordinary shares, an index composed of U.S. companies whose stock is listed on the NASDAQ Global Select Market (the NASDAQ U.S. Companies Index), and an index consisting of Nasdaq-listed companies in the surgical, medical, and dental instruments and supplies industry (the NASDAQ Medical Equipment Companies Index). The graph assumes that $100.00 was invested on February 3, 2011, in our ordinary shares, the NASDAQ U.S. Companies Index and the NASDAQ Medical Equipment Companies Index, and that all dividends were reinvested. Total returns for the two NASDAQ indices are weighted based on the market capitalization of the companies included therein. Historic stock price performance is not indicative of future stock price performance. We do not make or endorse any prediction as to future share price performance.

	February 3, 2011	January 1, 2012
Tornier N.V.	100.00	99.72
NASDAQ U.S. Companies Index	100.00	97.08
NASDAQ Medical Equipment Companies Index	100.00	106.85

Item 6.  Selected Financial Data.

The following tables set forth certain of our selected consolidated financial data as of the dates and for the years indicated. The selected consolidated financial data was derived from our consolidated financial statements. The audited consolidated financial statements as of January 1, 2012 and January 2, 2011, and for the three years in the period ended January 1, 2012 are included elsewhere in this report. The audited consolidated financial statements as of December 27, 2009, December 28, 2008 and December 31, 2007 and for the years ended December 28, 2008 and December 31, 2007 are not included in this report. Historical results are not necessarily indicative of the results to be expected for any future period. These tables are presented in thousands, except per share data.

Our fiscal year-end is generally determined on a 52-week basis and always falls on the Sunday nearest to December 31. Every few years, it is necessary to add an extra week to the year making it a 53-week period in order to have our year end fall on the Sunday nearest to December 31. For example, the year ended January 2, 2011 includes an extra week of operations relative to the years ended January 1, 2012 and December 27, 2009. The extra week was added in the first quarter of the year ended January 2, 2011, making the first quarter 14 weeks in length, as opposed to 13 weeks in length.

	Year ended
	January 1, 2012	January 2, 2011	December 27, 2009	December 28, 2008	December 31, 2007

Statement of Operations Data:
Revenue	$261,191	$227,378	$201,462	$177,370	$145,369
Cost of goods sold	74,882	63,437	54,859	45,500	46,573
Gross profit	186,309	163,941	146,603	131,870	98,796
Selling, general and administrative	161,448	149,175	136,420	128,612	99,990
Research and development	19,839	17,896	18,120	20,635	13,305
Amortization of intangible assets	11,282	11,492	15,173	11,186	7,946
Special charges	892	306	1,864	—	—
In-process research and development	—	—	—	—	15,107
Operating loss	(7,152)	(14,928)	(24,974)	(28,563)	(37,552)
Interest income	550	223	250	210	471
Interest expense	(4,326)	(21,805)	(19,917)	(11,591)	(3,336)
Foreign currency transaction gain (loss)	193	(8,163)	3,003	1,701	(5,859)
Loss on extinguishment of debt	(29,475)	—	—	—	—
Other non-operating income (expense)	1,330	43	(28,461)	(1,371)	(1,966)
Loss before income taxes	(38,880)	(44,630)	(70,099)	(39,404)	(47,771)
Income tax benefit	8,424	5,121	14,413	5,227	6,580
Consolidated net loss	(30,456)	(39,509)	(55,686)	(34,177)	(41,191)
Net loss attributable to noncontrolling interest	—	(695)	(1,067)	(1,173)	—
Net loss attributable to Tornier	(30,456)	(38,814)	(54,619)	(33,004)	(41,191)
Accretion of noncontrolling interest	—	(679)	(1,127)	(3,761)	—
Net loss attributable to ordinary shareholders	$(30,456)	$(39,493)	$(55,746)	$(36,765)	$(41,191)
Weighted-average ordinary shares outstanding: basic and diluted	38,227	27,770	24,408	23,930	22,222
Net loss per share: basic and diluted	$(0.80)	$(1.42)	$(2.28)	$(1.54)	$(1.85)

Balance Sheet Data:
Cash and cash equivalents	$54,706	$24,838	$37,969	$21,348	$17,347
Other current assets	144,166	148,376	133,179	122,167	107,968
Total assets	511,700	491,178	520,187	475,967	431,614
Total liabilities	110,240	220,939	277,140	212,442	181,738
Noncontrolling interest	—	—	23,259	23,200	—
Total shareholders’ equity	401,460	270,239	219,788	240,325	249,876
Other Financial Data:
Net cash provided by (used in) operating activities	$23,166	$2,889	$2,291	$(19,482)	$(8,165)
Net cash used in investing activities	(29,475)	(22,853)	(31,104)	(43,314)	(106,188)
Net cash provided by financing activities	39,110	7,427	44,857	66,487	121,886
Depreciation and amortization	28,317	27,038	29,732	22,331	15,582
Capital expenditures	(26,333)	(20,525)	(23,448)	(31,622)	(17,729)
Effect of exchange rate changes on cash and cash equivalents	(2,933)	(594)	577	310	1,080

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations together with the consolidated financial statements and the notes thereto included elsewhere in this report, and other financial information included in this report. The following discussion may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Special Note Regarding Forward Looking Statements,” “Part 1, Item 1A. Risk Factors” and elsewhere in this report. These risks could cause our actual results to differ materially from any future performance suggested below.

Basis of Presentation

Our fiscal year-end is generally determined on a 52-week basis and always falls on the Sunday nearest to December 31. Every few years, it is necessary to add an extra week to the year making it a 53-week period in order to have our year end fall on the Sunday nearest to December 31. For example, the year ended January 2, 2011 (herein referred to as
“2010”) includes an extra week of operations relative to the years ended January 1, 2012 (herein referred to as “2011”) and December 27, 2009 (here in referred to as “2009”). The extra week was added in the first quarter of the year ended January 2, 2011, making the first quarter 14 weeks in length, as opposed to 13 weeks in length.

Overview

We are a global medical device company focused on surgeons that treat musculoskeletal injuries and disorders of the shoulder, elbow, wrist, hand, ankle and foot. We refer to these surgeons as extremity specialists. We sell to this extremity specialist customer base a broad line of joint replacement, trauma, sports medicine and biologic products to treat extremity joints. Our motto of “specialists serving specialists” encompasses this focus. In certain international markets, we also offer joint replacement products for the hip and knee. We currently sell over 90 product lines in approximately 35 countries.

We believe we are differentiated by our full portfolio of upper and lower extremity products, our dedicated extremity-focused sales organization and our strategic focus on extremities. We further believe that we are well positioned to benefit from the opportunities in the extremity products marketplace as we are among the global leaders in the shoulder and ankle joint replacement markets. We also have expanded our technology base and product offering to include: new joint replacement products based on new designs and materials; improved trauma products based on innovative designs; and proprietary biologic materials for soft tissue repair. In the United States, which is the largest orthopaedic market, we believe that our single, “specialists serving specialists” distribution channel is strategically aligned with what we believe is an ongoing trend in orthopaedics for surgeons to specialize in certain parts of the anatomy or certain types of procedures.

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

In the United States, we sell products from our upper extremity joints and trauma, lower extremity joints and trauma, and sports medicine and biologics product categories; we do not actively market large joints in the United States. While we market our products to extremity specialists, our revenue is generated from sales to healthcare institutions and distributors. We sell through a single sales channel consisting of a network of independent commission-based sales agencies, with occasional variations based upon individual territories. Internationally, in select markets, we sell our full product portfolio, including upper extremity joints and trauma, lower extremity joints and trauma, sports medicine and biologics and large joints. We utilize several distribution approaches depending on the individual market requirements, including direct sales organizations in the largest European markets and Australia, and independent distributors for most other international markets. In 2011, we generated revenue of $261.2 million, 54% of which was in the United States and 46% of which was international.

We have significantly grown our business during the past several years and have built an extremities focused business that offers a broad range of products to a focused group of specialty surgeons. We believe this strategy has been the primary factor in enabling our revenue growth during such time. During the past several years, we also have increased our operating expenses significantly. We have strategically invested with particular emphasis on product development, acquisition of strategic products and technologies, manufacturing capacity, sales commissions and infrastructure to support both current and anticipated growth.

Foreign Currency Exchange Rates

A substantial portion of our business is located outside the United States and as a result we generate revenue and incur expenses denominated in currencies other than the U.S. dollar. The majority of our operations denominated in currencies other than the U.S. dollar are denominated in Euros. In 2011, 2010 and 2009, approximately 46%, 44% and 44%, respectively, of our revenue was denominated in foreign currencies. As a result, our revenue can be significantly impacted by fluctuations in foreign currency exchange rates. We expect that foreign currencies will continue to represent a similarly significant percentage of our revenue in the future. Selling, marketing and administrative costs related to these sales are largely denominated in the same foreign currencies, thereby limiting our foreign currency transaction risk exposure. In addition, we also have significant levels of other selling, general and administrative and research and development expenses denominated in foreign currencies. We, therefore, believe that the risk of a significant impact on our earnings from foreign currency fluctuations is mitigated to some extent.

A substantial portion of the products we sell in the United States are manufactured in countries where costs are incurred in Euros. Fluctuations in the Euro to U.S. dollar exchange rate will have an impact on the cost of the products we manufacture in those countries, but we would not likely be able to change our U.S. dollar selling prices of those same products in the United States in response to those cost fluctuations. As a result, fluctuations in the Euro to U.S. dollar exchange rates could have a significant impact on our gross profit in future periods in which that inventory is sold.  Fluctuations in the value of foreign currencies relative to the U.S. dollar impact our operating results. Impacts associated with fluctuations in foreign currency exchange rates are discussed in more detail under “Item 7A —Quantitative and Qualitative Disclosures about Market Risk.”  In countries with functional currencies other than the U.S. dollar, assets and liabilities are translated into U.S. dollars using end-of-period exchange rates; and revenues, expenses and cash flows are translated using average rates of exchange. Constant currency growth rates used in the following discussion of results of operations eliminate the impact of period-over-period foreign currency fluctuations.

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

Revenue and Expense Components

The following is a description of the primary components of revenue and expenses.

Revenue

We derive our revenue from the sale of medical devices that are used by surgeons who treat diseases and disorders of extremity joints including the shoulder, elbow, wrist, hand, ankle and foot. We report our sales in four primary product categories: upper extremity joints and trauma, lower extremity joints and trauma, sports medicine and biologics, and large joints and other. Our revenue is generated from sales to two types of customers: healthcare institutions and distributors, with sales to healthcare institutions representing a majority of our revenue. We utilize a network of independent sales agencies for sales in the United States, with occasional variations based upon individual territories, and a combination of employee sales representatives, independent sales agencies and distributors for sales outside the United States. Revenue from sales to healthcare institutions is recognized at the time of surgical implantation. We generally record revenue from sales to our distributors at the time the product is shipped to the distributor. Distributors, who sell the products to their customers, take title to the products and assume all risks of ownership at the time of shipment. Our distributors are obligated to pay within specified terms regardless of when, if ever, they sell the products. We charge our customers for shipping and record shipping revenue as part of revenue.

Cost of Goods Sold

We manufacture a majority of the products that we sell. Our cost of goods sold consists primarily of direct labor, allocated manufacturing overhead, raw materials and components, and excludes amortization of intangible assets, which is presented as a separate component of operating expenses. A portion of the products we sell are manufactured by third parties, and our cost of goods sold for those products consists primarily of the price invoiced by our third-party vendors. Cost of goods sold also includes share-based compensation expenses related to individuals whose salaries are also included within this category. A majority of our current manufacturing facilities are located in Europe and the related manufacturing costs are incurred in Euro. As a result, the cost of goods sold for our products manufactured in Europe and then sold in the United States and other geographies with functional currencies other than the Euro is subject to foreign currency exchange rate fluctuations.

Selling, General and Administrative

Our variable selling costs consist primarily of commissions paid to our independent sales agencies used in the United States and some other countries to generate sales, royalties based on certain product sales and freight expense we pay to ship our products to customers. Our non-variable sales costs consist primarily of salaries, personnel costs, including share-based compensation and other support costs related to the selling, marketing and support of our products as well as trade shows, promotions and physician training. Selling, general and administrative expenses also include the cost of distributing our products, which includes the operating costs and certain administrative costs related to our various worldwide sales and distribution operations. We provide surgical instrumentation to our customers for use during procedures involving our products. There are no contractual arrangements related to our customers’ use of our surgical instrumentation and we do not charge a fee for providing access to the related instrumentation. We record surgical instrumentation on our balance sheet as a long-lived asset. The depreciation expense related to our surgical instrumentation is included in sales, general and expenses. Expenses for our executive, finance, legal, compliance, administrative, information technology and human resource departments are included in selling, general and administrative expenses.

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

Special Charges

Special charges consist of executive severance related to certain executive management and organizational restructuring activities in 2011 as well as severance, lease termination and moving costs related to the consolidation of our U.S. facilities during 2011, 2010 and 2009. Special charges also include legal and consulting costs in 2010 and 2009 related to establishing new sales and distribution subsidiaries in the United Kingdom and Denmark.

Interest Income

Interest income reflects interest associated with both our cash held at financial institutions and highly liquid investments with maturities of three months or less.

Interest Expense

Interest expense reflects interest associated with both our notes payable and other long-term and short-term debt. Our notes payable, which we repaid in February 2011, accrued paid-in-kind interest at a rate of 8% annually. Our notes payable were also issued together with warrants to purchase our ordinary shares. The estimated fair value of the warrants at the date of issuance was recorded as a discount to the related notes payable. The debt discount was accreted as additional interest expense to the par value of the notes payable over the related term. We also incur interest expense at varying rates of interest on various revolving lines of credit, secured and unsecured term loans and other mortgage-related debt.

Foreign Currency Transaction Gain (Loss)

Foreign currency transaction gain (loss) consists primarily of foreign currency gains and losses on transactions denominated in a currency other than the functional currency of the related entity. Our foreign currency transactions primarily consist of foreign currency denominated cash, liabilities and intercompany receivables and payables.

Other Non-Operating Income (Expense)

Other non-operating income (expense) primarily relates to losses incurred in the revaluation of our warrant liabilities to fair value in 2009.  Other items included in other non-operating income (expense) include the results of transactions that are not directly associated with the results of our ongoing primary operating activities.

Income Tax Benefit

Income tax benefit includes federal income taxes, income taxes in foreign jurisdictions, state income taxes and changes to our deferred taxes and deferred tax valuation allowance.

Results of Operations

Fiscal Year Comparisons

The following table sets forth, for the periods indicated, certain items from our consolidated statements of operations and the percentage of revenue that such items represent for the periods shown.

	Year ended
	January 1, 2012		January 2, 2011		December 27, 2009

Statements of Operations Data:
Revenue	$261,191	100%	$227,378	100%	$201,462	100%
Cost of goods sold	74,882	29	63,437	28	54,859	27
Gross profit	186,309	71	163,941	72	146,603	73
Selling, general and administrative	161,448	62	149,175	66	136,420	68
Research and development	19,839	8	17,896	8	18,120	9
Amortization of intangible assets	11,282	4	11,492	5	15,173	8
Special charges	892	0	306	0	1,864	1
Operating loss	(7,152)	(3)	(14,928)	(7)	(24,974)	(12)
Interest income	550	0	223	0	250	0
Interest expense	(4,326)	(2)	(21,805)	(10)	(19,917)	(10)
Foreign currency transaction gain (loss)	193	0	(8,163)	(4)	3,003	1
Loss on extinguishment of debt	(29,475)	(11)	—	—	—	—
Other non-operating income (expense)	1,330	1	43	0	(28,461)	(14)
Loss before income taxes	(38,880)	(15)	(44,630)	(20)	(70,099)	(35)
Income tax benefit	8,424	3	5,121	2	14,413	7
Consolidated net loss	(30,456)	(12)	(39,509)	(17)	(55,686)	(28)
Net loss attributable to noncontrolling interest	—	—	(695)	0	(1,067)	(1)
Net loss attributable to Tornier	(30,456)	(12)	(38,814)	(17)	(54,619)	(27)
Accretion of noncontrolling interest	—	—	(679)	0	(1,127)	(1)
Net loss attributable to ordinary shareholders	$(30,456)	(12)%	$(39,493)	(17)%	$(55,746)	(28)%

The following tables set forth, for the periods indicated, our revenue by product category and geography expressed as dollar amounts and the changes in revenue between the specified periods expressed as percentages:

Revenue by Product Category

	Year ended			Percent Change
	January 1, 2012	January 2, 2011	December 27, 2009	2011/ 2010	2010/ 2009	2011/ 2010	2010/ 2009
	($ in thousands)			(as stated)		(constant currency)

Upper extremity joints and trauma	$164,064	$139,175	$125,454	18%	11%	16%	11%
Lower extremity joints and trauma	26,033	23,629	20,417	10	16	8	16
Sports medicine and biologics	14,779	13,210	6,593	12	100	10	101
Total extremities	204,876	176,014	152,464	16	15	14	16
Large joints and other	56,315	51,364	48,998	10	5	4	9
Total	$261,191	$227,378	$201,462	15%	13%	12%	14%

Revenue by Geography

	Year ended			Percent Change
	January 1, 2012	January 2, 2011	December 27, 2009	2011/ 2010	2010/ 2009	2011/ 2010	2010/ 2009
	($ in thousands)			(as stated)		(constant currency)

United States	$141,496	$127,762	$112,588	11%	13%	11%	13%
International	119,695	99,616	88,874	20	12	14	15
Total	$261,191	$227,378	$201,462	15%	13%	12%	14%

Year Ended January 1, 2012 (2011) Compared to Year Ended January 2, 2011 (2010)

Revenue.  Revenue increased by 15% to $261.2 million in 2011 from $227.4 million in 2010 as a result of increased sales in each of our product categories, with the most significant dollar increase occurring in our upper extremity joints and trauma category.  The growth across all product categories was due primarily to increased demand and product expansion. Our overall revenue growth of 15% consisted of 11% growth in the United States and 20% growth in our international geographies. Our revenue was positively impacted by foreign currency exchange rate fluctuations of approximately $6.6 million during 2011. Our global revenue growth, excluding the impact of foreign currency exchange rate fluctuations for 2011, was 12%.

Revenue by product category.  Revenue in upper extremity joints and trauma product category increased by 18% to $164.1 million in 2011 from $139.2 million in 2010 primarily as a result of the continued increase in sales of our Aequalis Reverse and Aequalis Ascend shoulder products. We believe that increased sales of our Aequalis shoulder products resulted from continued market growth in shoulder replacement procedures and continued market movement towards reversed shoulder replacement procedures. We also saw an increase in sales of our Ascend shoulder product which continued to gain share in the shoulder replacement market. Revenue in our lower extremity joints and trauma increased by 10% to $26.0 million for 2011 from $23.6 million for 2010, primarily due to increased sales in our ankle replacement products in both the United States and internationally and increased sales of our ankle fusion product in the United States due to expanded instrument set availability. Revenue in sports medicine and biologics increased by 12% to $14.8 million for 2011 from $13.2 million for 2010. This increase was attributable to an increase in international sales of our sports medicine product lines.  Revenue from large joints and other increased by 10% to $56.3 million for 2011 from $51.4 million for 2010. Our large joint and other revenue increase was primarily due to an increased level of sales in our hip and knee product lines in France, in addition to $2.7 million of favorable impact from changes in foreign currency exchange rates.

Revenue by geography.  Revenue in the United States increased by 11% to $141.5 million in 2011 from $127.8 million in 2010, primarily driven by a continued increase in sales in upper extremities joints and trauma products.  International revenue increased by 20% to $119.7 million in 2011 from $99.6 million in 2010. Our international revenue was positively impacted by approximately $6.6 million in 2011 as a result of foreign currency exchange rate fluctuations, principally due to the performance of the U.S. dollar against the Euro. Excluding the impact of foreign currency exchange rate fluctuations, our international revenue increased by 14% in 2011, primarily due to increased revenue in France, Australia and Germany; however, nearly all of our international markets experienced constant currency revenue growth during 2011.

Cost of goods sold.  Our cost of goods sold increased by 18% to $74.9 million in 2011 from $63.4 million in 2010. As a percentage of revenue, cost of goods sold increased to 29% in 2011 from 28% in 2010, primarily due to the impact of manufacturing variances in 2011 as compared to 2010 resulting from lower inventory growth offset partially by a lower level of inventory obsolescence expense. Our geographic revenue mix can also have an impact on our cost of goods sold as a percentage of revenue because our international revenue generally results in a higher level of cost of goods sold as a percentage of revenue than our United States revenue due to the differences in selling prices of our products in various countries. Our international revenue represented 46% of total revenue during 2011 compared to 44% during 2010.  However, the majority of the increase in international revenue mix for the full year was in countries with relatively stronger pricing.  The fourth quarter of 2010 included a higher level of revenue to our European distributor business than the fourth quarter of 2011.  As a result, our shift in geographic mix for the full year of 2011 had a limited impact on our total gross profit as a percentage of revenue. Our cost of goods sold and corresponding gross profit as a percentage of revenue can be expected to fluctuate in future periods depending upon certain factors, including, among others, changes in our product sales mix and prices, distribution channels and geographies, manufacturing yields, plans for insourcing some previously outsourced production activities, inventory reserves required, levels of production volume and fluctuating inventory costs due to changes in foreign currency exchange rates since the period they were manufactured.

Selling, general and administrative.  Our selling, general and administrative expenses increased by 8% to $161.4 million in 2011 from $149.2 million in 2010.  As a percentage of revenue, selling, general and administrative expenses decreased to 62% during 2011 compared to 66% during 2010 due primarily to leverage of our existing sales and marketing infrastructure.  The increase in total expense is primarily a result of $4.0 million related to foreign currency exchange rate fluctuations, $5.4 million of additional variable selling related expenses such as commissions, royalties and freight on our higher revenue base, and $0.8 million of increased instrument depreciation and maintenance costs from a higher level of instruments in the field. In addition, we incurred increased legal, audit and administrative fees as a result of being a U.S. public reporting company as well as increased stock-based compensation expense in 2011. Excluding the increases to selling and marketing related expenses from changes in foreign currency exchange rates, increases in our variable selling costs, and costs related to depreciation and maintenance of instruments, all other selling and marketing related expenses were consistent with such expenses in 2010.

Research and development.  Research and development expenses increased by 11% to $19.8 million in 2011 from $17.9 million in 2010.  As a percentage of revenue, research and development expenses remained at 8% during 2011 and 2010.  We believe that continued investment in research and development is an important part of sustaining our growth strategy through new product development and anticipate that research and development expenses as a percentage of revenue will remain consistent with past levels. The increase in total expenses was the result of increased clinical study related expenses and certain biologic related development projects as well as $0.4 million related to foreign currency exchange rate fluctuations.

Amortization of intangible assets.  Amortization of intangible assets decreased by 2% to $11.3 million in 2011 from $11.5 million in 2010, primarily as a result of the impairment of an intangible that was abandoned in 2011.

Special charges.  Special charges increased by to $0.9 million for 2011 compared to $0.3 million for 2010. This increase was primarily related to severance costs from management organizational changes in 2011.

Interest income.  Our interest income increased 147% to $0.5 million in 2011 from $0.2 million in 2010 as a result of an increase in cash from the net proceeds from our initial public offering in February 2011.

Interest expense.  Our interest expense decreased by 80% to $4.3 million in 2011 from $21.8 million in 2010 as a result of the repayment of our notes payable in February 2011. Our notes payable carried an 8% stated interest rate and were recorded at a discount because they were issued together with warrants. The discount on our notes payable was previously also amortized as additional interest expense. As a result, the existence of our notes payable in prior periods caused a much higher level of interest expense.  Our ongoing interest expense relates to the interest paid on our continuing term loans, mortgages, and existing lines of credit.

Foreign currency transaction gain (loss).  We recorded a foreign currency transaction gain of $0.2 million in 2011 and a foreign currency transaction loss of $8.2 million in 2010. Our foreign currency transaction gains and losses recognized during the year relate to various foreign currency denominated intercompany balances between our various global operating entities. We currently attempt to mitigate our foreign currency transaction gains and losses by holding similar levels of foreign currency related assets and liabilities. The primary driver of our foreign currency transaction loss in 2010 was related to the revaluation of our warrant liability which was denominated in a currency other than the functional currency of our parent legal entity. We settled our warrant liability in May 2010 by exchanging all the outstanding warrants for our ordinary shares.

Loss on extinguishment of debt.  We recognized a $29.5 million loss on extinguishment of debt in 2011 due to the repayment of our notes payable. Our notes payable were issued in 2008 and 2009 together with warrants to purchase ordinary shares of the company. At the time of issuance, we recognized the estimated fair value of the warrants as a warrant liability with an offsetting debt discount to reduce the carrying value of the notes payable to the estimated fair value at the time of issuance. This debt discount was then amortized as additional interest expense over the term of the notes. At the time of repayment in the first quarter of 2011, we wrote-off the remaining unamortized portion of the discount as a loss on the extinguishment of debt. See Note 7 of our consolidated financial statements for further discussion of the accounting treatment of the notes payable and related warrants.

Other non-operating income (expense).  We recorded other non-operating income of $1.3 million in 2011 and less than $0.1 million in 2010. The income in 2011 was primarily related to recognition of a gain on the resolution of our contingent liability recorded from the prior consolidation and acquisition of C2M Medical, Inc. (C2M). The contingent liability related to remaining earnout payments on sales of our Piton products. This earnout period ended during the third quarter of 2011 and the remaining liability was reversed and recognized as a gain in the same quarter.

Income tax benefit.  Our income tax benefit increased $3.3 million to $8.4 million in 2011 compared to $5.1 million in 2010. Our effective tax rate for 2011 and 2010 was 22% and 11%, respectively. During 2011, we recognized $7.5 million of deferred tax benefit related to the $29.5 million loss on extinguishment of debt previously discussed. This benefit was the result of reversing the remaining deferred tax liability related to the unamortized debt discount on our notes payable at the time of repayment. The remaining income tax benefit recognized during 2011 relates primarily to pre-tax losses of certain of our international subsidiaries.  Given our history of operating losses, we do not generally record a provision for income taxes in the United States and certain of our European sales offices. Our income tax benefit in 2010 primarily related to a tax benefit recorded related to our French subsidiaries as well as deferred tax benefit on the amortization of the debt discount recognized on our notes payable.

Year Ended January 2, 2011 (2010) Compared to Year Ended December 27, 2009 (2009)

Revenue.  Revenue increased by 13% to $227.4 million in 2010 from $201.5 million in 2009 as a result of increased sales in each of our product categories, with the most significant dollar increase occurring in our upper extremity joints and trauma category. Fiscal year 2009 included a revenue reversal of approximately $1.3 million related to the repurchase of inventory from a stocking distributor in 2009 that was terminated as part of our launch of a direct sales subsidiary in the United Kingdom. We also experienced an increase in sales in our sports medicine and biologics categories in 2010 as we focused on our distribution efforts in this market. Our overall revenue growth of 13% consisted of 13% growth in the United States and 12% growth in our international geographies. Our revenue was negatively impacted by foreign currency exchange rate fluctuations of approximately $2.8 million during 2010. Revenue also increased over 2009 due to five extra selling days of operations included in 2010. Our global revenue growth in 2010, excluding the impact of foreign currency exchange rate fluctuations, was 14%.

Revenue by product category.  Revenue in upper extremity joints and trauma product category increased by 11% to $139.2 million in 2010 from $125.5 million in 2009 primarily as a result of an increase in sales of our Aequalis, Affiniti and Ascend shoulder products. We believe that increased sales of our shoulder resulted from market growth in shoulder replacement procedures, further market acceptance of our reversed shoulder joint replacement products, and the launch of our Affiniti shoulder products at the end of 2008. Revenue in our lower extremity joints and trauma increased by 16% to $23.6 million for 2010 from $20.4 million for 2009, primarily due to increased sales in our foot and ankle fixation products in both the United States and internationally.  Revenue in sports medicine and biologics increased by 100% to $13.2 million for 2010 from $6.6 million for 2009. This increase was attributable to an increase in sales of our Piton products, as well as an increase in sales of our Conexa product, which was in initial launch during the first quarter of 2009. Fiscal year 2010 also included revenue from our ArthroTunneler, which was launched during the second half of 2009. Revenue from large joints and other increased by 5% to $51.4 million for 2010 from $49.0 million for 2009. Our large joint and other revenue increase was primarily due to an increased level of sales to international stocking distributors as we expanded our geographic footprint in 2010, growth of our core hip products internationally and the existence of an extra week in 2010, partially offset by approximately $2.2 million of unfavorable impacts from changes in foreign currency exchange rates.

Revenue by geography.  Revenue in the United States increased by 13% to $127.8 million in 2010 from $112.6 million in 2009, primarily driven by an increase in sales in upper extremities joints and trauma products, together with a significant increase in sales in sports medicine and biologics products with the launch of our Conexa and the ArthroTunneler products and as our distribution focus on this category increased. Revenue from 2010 was also favorably impacted by the extra week during the year compared to 2009. International revenue increased by 12% to $99.6 million in 2010 from $88.9 million in 2009. Our international revenue was negatively impacted by approximately $2.8 million in 2010 as a result of foreign currency exchange rate fluctuations, principally due to the performance of the Euro against the U.S. dollar. Excluding the impact of the change in foreign currency exchange rates, our international revenue increased by 15% in 2010, primarily due to the launch of our United Kingdom sales office in the first quarter of 2010, increased revenue in France, Spain and Australia, and the existence of an extra fiscal week in 2010. Fiscal year 2009 was also negatively impacted by approximately $1.3 million from the repurchase of inventory previously discussed.

Cost of goods sold.  Our cost of goods sold increased by 16% to $63.4 million in 2010 from $54.9 million in 2009. As a percentage of revenue, cost of goods sold increased to 28% in 2010 from 27% in 2009. We intentionally increased our manufacturing overhead costs in 2010 in an effort to establish a sufficient level of capacity and manufacturing infrastructure to support our then current and future growth plans. Our manufacturing overhead costs in 2010 grew at a rate faster than our factory output in prior years, causing an increase in the fully absorbed cost of our products in 2010 compared to 2009. However, we believe this allowed us to establish an infrastructure that would sustain our sales growth and increased our ability to leverage our costs in the future. Our gross profit as a percentage of revenue was impacted by a change in relative mix of our fourth quarter of 2010 revenue between our European distributor business and our U.S. business, resulting in less high-margin sales in the United States, as a percentage of total revenue, and more low-margin sales from certain stocking distributors. This impact was partially offset by a lower level of inventory obsolescence in 2010. Our cost of goods sold and corresponding gross profit as a percentage of revenue can be expected to fluctuate in future periods depending upon changes in our product sales mix and prices, distribution channels and geographies, manufacturing yields, period expenses, levels of production volume and currency exchange rates.

Selling, general and administrative.  Our selling, general and administrative expenses increased by 9% to $149.2 million in 2010 from $136.4 million in 2009, primarily as a result of $5.3 million of additional variable commissions and royalty expenses on higher revenue, approximately $1.4 million of increased non-variable expenses related to the additional week of operations included in the first quarter of 2010, and severance-related expenses of approximately $0.4 million recognized in the first quarter of 2010 from the departure of our former CFO, as well as increased stock option expense of approximately $0.6 million.  Partially offsetting these increases was approximately $1.1 million of decreased expense due to changes in foreign currency exchange rates. The remaining increase in selling, general and administrative expenses in 2010 related to general increases in our selling, marketing, training and distribution costs to support then anticipated growth and product expansion, including our direct expansion into the United Kingdom and Scandinavia. Selling, general and administrative expenses as a percentage of revenue decreased from 68% for 2009 to 66% for 2010. The decrease in our selling, general and administrative expenses as a percentage of revenue was due primarily to revenue growing at a faster rate than our non-variable selling expenses in 2010.

Research and development.  Research and development expenses decreased by 1% to $17.9 million in 2010 from $18.1 million in 2009, primarily due to a $0.2 million favorable impact from foreign currency exchange rate fluctuations. Research and development expenses were also impacted by a reduction in the required outside spending for the particular product development projects underway during 2010 as compared to 2009, as well as a $0.3 million research grant given to the Orthopedic Research and Education Foundation during 2009 that did not recur in 2010. This decrease in product development expenses was offset by consolidated operating expenses from C2M Medical, including certain operating expenses related to the launch of our Piton product. C2M Medical was a variable interest entity which we consolidated in 2008 and which holds the intellectual property related to our Piton products. Fiscal year 2010 included $0.6 million of operating expenses related to C2M Medical compared to an immaterial amount for 2009. During the first quarter of 2010, we acquired C2M Medical and merged the entity into our existing U.S. operations. The acquisition of C2M was completed in order to purchase the intellectual property related to our Piton products, which we previously had been licensing from C2M, and therefore, the C2M entity was no longer needed. As a percentage of revenue, research and development decreased from 9% for 2009 to 8% for 2010.

Amortization of intangible assets.  Amortization of intangible assets decreased by 24% to $11.5 million in 2010 from $15.2 million in 2009, primarily due to a $3.4 million impairment loss recognized in the fourth quarter of 2009 when developed technology from certain acquired entities was abandoned. There were no intangible asset impairments recognized during 2010.

Special charges.  Special charges decreased by 84% to $0.3 million for 2010 compared to $1.9 million for 2009. These special charges for both years were primarily related to the relocation of our U.S. headquarters and the establishment of our sales office in the United Kingdom. Both of these activities began in the second quarter of 2009. The majority of the expenses related to these activities were recognized in 2009 and completed in the first quarter of 2010. These consolidation and restructuring activities were intended to result in a more efficient use of space and resources within our U.S. operations.

Interest income. Our interest income remained consistent year-over-year at $0.2 million for both 2010 and 2009.

Interest expense.  Our interest expense increased by 9% to $21.8 million in 2010 from $19.9 million in 2009 due to the issuance of €37 million of 8% notes payable together with warrants to purchase an aggregate of 8.8 million ordinary shares in April 2009. Interest expense for 2010 includes a full year of interest expense related to the 8% stated interest on the notes, together with additional interest expense related to the notes being issued at a discount as they were issued in conjunction with warrants. In February 2011, we repaid all of the outstanding indebtedness under our notes payable and at the time of repayment, we recognized a loss on debt extinguishment of approximately $29.5 million and related deferred tax benefit of $7.5 million to recognize the remaining balance of unamortized discount on the notes, and to reverse the related deferred tax liability.

Foreign currency transaction gain (loss).  We recorded a foreign currency transaction loss of $8.2 million in 2010 and a foreign currency transaction gain of $3.0 million in 2009. The primary driver of our foreign currency transaction loss in 2010 and gain in 2009 was related to the revaluation of our warrant liability, which was denominated in a currency other than that of our parent legal entity. We recorded a foreign currency loss of $11.6 million and gain of $3.9 million in 2010 and 2009, respectively, to revalue the warrant liability. The offsetting foreign currency transaction gains and losses in each period relate to the impact of revaluing certain of our intercompany debt and payables between our U.S. and European subsidiaries as a result of changes in the Euro to U.S. dollar exchange rate.

Other non-operating (expense) income.  We recorded other non-operating income of less than $0.1 million in 2010 and other non-operating loss of $28.5 million in 2009. Our non-operating income and expense related primarily to the adjustment of our warrant liability to fair value at the end of each reporting period. We settled our warrant liability in May 2010 by exchanging all the outstanding warrants for our ordinary shares.

Income tax benefit.  Our income tax benefit decreased $9.3 million to $5.1 million in 2010 compared to $14.4 million in 2009. Our effective tax rate for 2010 and 2009 was 11% and 21%, respectively. Given our history of operating losses, we do not generally record a provision for income taxes in the United States and certain of our European sales offices. Our income tax benefit in both 2010 and 2009 related primarily to tax benefit recorded related to our French subsidiaries and the reversal of deferred tax liabilities recognized in the Netherlands related to the debt discount on the notes payable issued in 2008 and 2009. Income tax benefit recognized in 2009 also included $2.8 million related to a change in applicable law allowing for a one-time ability to carry back losses for five years in the United States.

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

Liquidity and Capital Resources

Since inception, we have generated significant operating losses. These, combined with significant charges not related to cash from operations, which have included amortization of acquired intangible assets, fair value adjustments to our warrant liability and accretion of noncontrolling interests, have resulted in an accumulated deficit of $214.0 million as of January 1, 2012. Historically, our liquidity needs have been met through a combination of sales of our equity securities together with issuances of notes payable and warrants to both then current shareholders and new investors and other bank related debt. In February 2011, we completed an initial public offering from which we received net proceeds of approximately $149.2 million after underwriters’ discounts, commissions and offering expenses.  Our notes payable were repaid in full during the first quarter of 2011 using a portion of these proceeds.  Additionally, in March 2011, we sold additional ordinary shares due to the exercise of the underwriters’ overallotment option from which we received additional net proceeds of approximately $12.8 million after underwriters’ discounts and commissions and offering expenses.

We believe that our cash and cash equivalent balance of approximately $54.7 million and our existing available credit lines of $23.8 million as of January 1, 2012 will be sufficient to fund our working capital requirements and operations and permit anticipated capital expenditures in 2012. In the event that we would require additional working capital to fund future operations, we could seek to acquire that through additional equity or debt financing arrangements which may or may not be available on favorable terms at such time. If we raise additional funds by issuing equity securities, our shareholders may experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. There is no assurance that any financing transaction will be available on terms acceptable to us, or at all.

Of the $23.8 million of existing available credit lines, $13.8 million relate to our European subsidiaries and have interest rates of Euro Overnight Index Average plus 1.3% or a three-month Euro plus 0.5%-3.0%. Our U.S.- operating subsidiary has $10 million of available lines of credit at that bear annual interest at a 30-day LIBOR plus 2.25%, with a minimum interest rate of 5%. As of January 1, 2012, we had $39.9 million in short-term and long-term debt. Certain of these debt agreements include financial covenants that (i) require us to have a minimum level of tangible net worth in our U.S. operating subsidiary, (ii) have various levels of performance tests of debt to equity and debt to modified income related to our French and U.S. operating subsidiaries and (iii) restrict our ability to borrow in our U.S. operating subsidiary if there is a default under the agreement, all of which may have an impact on our liquidity. As of January 1, 2012, we were in compliance with all of our financial covenants and expect to remain in compliance during the remainder of 2012.

The following table sets forth, for the periods indicated, certain liquidity measures:

	As of
	January 1, 2012	January 2, 2011	December 27, 2009
	($ in thousands)
Cash and cash equivalents	$54,706	$24,838	$37,969
Working capital	133,398	96,965	98,993
Line of credit availability	23,796	11,252	13,530

Operating activities.  Net cash provided by operating activities was $23.2 million in 2011 compared to net cash provided by operating activities of $2.9 million in 2010. The increase was primarily driven by improvement in our consolidated net loss adjusted for non-cash items and a reduced use of cash for working capital during 2011 as compared to 2010. Specifically, our improved cash usage for working capital was driven by our ability to control the growth of inventory during 2011 as compared to 2010. During 2011, we also received a $2.8 million income tax refund in the United States related due to a one-time ability to carry income tax losses back to a previous period in which our United States subsidiary had previously paid income taxes. Net cash provided by operating activities was $2.9 million in 2010 compared to $2.3 million in 2009. The increase was primarily driven by an improvement in our consolidated net loss adjusted for non-cash items and a decrease in accounts payable offset by increases in inventory and receivables.

Investing activities.  Net cash used in investing activities totaled $29.5 million, $22.9 million and $31.1 million in 2011, 2010 and 2009, respectively. The increase in net cash used in investing activities in 2011 compared to 2010 was primarily due to the use of cash from our initial public offering to purchase an increased level of instruments to continue to support anticipated future revenue growth.  Instrument additions in 2011, 2010, and 2009 were $19.7 million, $13.8 million, and $12.3 million, respectively.  Expenditures related to property, plant and equipment were $6.6 million, $6.7 million and $11.1 million in 2011, 2010 and 2009, respectively.  Property, plant and equipment additions in 2011 related primarily to the construction of a cleanroom and acquisition of machinery in our Ireland manufacturing facility, software and machinery acquired by our French operating subsidiary, and software and tooling acquired by our U.S. subsidiary.  During 2010, purchases of property, plant and equipment included expenditures to finish preparing our French manufacturing facility for production activities.  Acquisition and licensing related payments totaled $3.1 million, $2.3 million and $7.7 million in 2011, 2010 and 2009, respectively.  2011 and 2010 included acquisition-related payments made in accordance with the contingent purchase price of the acquisition of our Piton technology.  This purchase agreement required that we make payments equal to 25% of the sales of our Piton products for a three-year period which ended in the third quarter of 2011.  2010 investing activities also included an additional contingent payment made related to a 2007 acquisition due to the achievement of a specific revenue milestone related to our Ascend shoulder products.

Our industry is capital intensive, particularly as it relates to surgical instrumentation. Historically, our capital expenditures have consisted principally of surgical instruments, purchased manufacturing equipment, research and testing equipment, computer systems and office furniture and equipment.

Financing activities.  Net cash provided by financing activities totaled $39.1 million, $7.4 million, and $44.9 million in 2011, 2010 and 2009, respectively. The increase in net cash provided by financing activities in 2011 compared to 2010 was due to the receipt of approximately $168.8 million from the completion of our initial public offering of our shares and subsequent exercise of the underwriters’ overallotment option, net of underwriters’ discounts and commissions and offering expenses.  This was offset in part by the repayment of notes payable of $116.1 million.  We also used cash to reduce our short-term borrowings under various lines of credit by $10.5 million and our long-term borrowing arrangements net of newly issued long-term debt by $3.1 million.  This compares to $6.5 million of increase in short-term debt and $3.7 million from new long-term borrowing arrangements net of payments on long-term debt in 2010.   We used cash of $2.7 million and $3.5 million in 2011 and 2010, respectively, for deferred financing costs related to our initial public offering.

Contractual Obligations and Commitments

The following table summarizes our outstanding contractual obligations as of January 1, 2012 for the categories set forth below, assuming only scheduled amortizations and repayment at maturity:

	Payment Due By Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	($ in thousands)
Amounts reflected in consolidated balance sheet:
Bank debt	$36,127	$17,351	$10,498	$6,851	$1,427
Shareholder loan	2,152	—	—	—	2,152
Capital leases	1,632	660	817	154	—
Amounts not reflected in consolidated balance sheet:
Interest on bank debt	2,669	1,092	1,050	430	97
Interest on capital leases	165	86	73	7	—
Operating leases	14,632	3,764	6,355	2,851	1,662
Total	$57,377	$22,953	$18,793	$10,293	$5,338

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

Certain of our critical accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our physician customers and information available from other outside sources, as appropriate. Changes in accounting estimates are reasonably likely to occur from period to period. Changes in these estimates and changes in our business could have a material impact on our consolidated financial statements.

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

Revenue Recognition

We derive our revenue from the sale of medical devices that are used by orthopaedic surgeons who treat diseases and disorders of extremity joints, including the shoulder, elbow, wrist, hand, ankle and foot, and large joints, including the hip and knee. Our revenue is generated from sales to two types of customers: healthcare institutions and distributors. Sales to healthcare institutions represent the majority of our revenue. We utilize a network of independent commission-based sales agencies for sales in the United States, with occasional variations based upon individual territories, and a combination of direct sales organizations, independent sales representatives and distributors for sales outside the United States. Generally, revenue from sales to healthcare institutions is recognized at the time of surgical implantation. We generally record revenue from sales to our distributors at the time the product is shipped to the distributor. Distributors, who sell the products to their customers, take title to the products and assume all risks of ownership at time of shipment. We do not have any arrangements with distributors that allow for retroactive pricing adjustments. Our distributors are obligated to pay within specified terms regardless of when, if ever, they sell the products. In certain circumstances, we may accept sales returns from distributors and in certain situations in which the right of return exists, we estimate a reserve for sales returns and recognize the reserve as a reduction of revenue. We base our estimate for sales returns on historical sales and product return information including historical experience and trend information. Our reserve for sales returns has historically been immaterial. We charge our customers for shipping and handling and recognize these amounts as part of revenue.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses in the collection of accounts receivable. We make estimates regarding the future ability of our customers to make required payments based on historical credit experience, delinquency and expected future trends. The majority of our receivables are due from healthcare institutions, many of which are government funded. Accordingly, our collection history with this class of customer has been favorable and has resulted in a low level of historical write-offs. We write off accounts receivable when we determine that the accounts receivable are uncollectible, typically upon customer bankruptcy or the customer’s non-response to continued collection efforts.

We believe that the amount included in our allowance for doubtful accounts historically has been an appropriate estimate of the amount of accounts receivable that is ultimately not collected. While we believe that our allowance for doubtful accounts is adequate, the financial condition of our customers and the geopolitical factors that impact reimbursement under individual countries’ healthcare systems can change rapidly, which may necessitate additional allowances in future periods. Our allowance for doubtful accounts was $2.5 million at both January 1, 2012 and January 2, 2011.

Excess and Obsolete Inventory

We value our inventory at the lower of the actual cost to purchase or manufacture the inventory on a first-in, first-out, or FIFO, basis or its net realizable value. We regularly review inventory quantities on hand for excess and obsolete inventory (which can include charges for product expirations) and, when circumstances indicate, we incur charges to write down inventories to their net realizable value. Our review of inventory for excess and obsolete quantities is based on an analysis of historical product sales together with our forecast of future product demand and production requirements. A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. Additionally, our industry is characterized by regular new product developments that could result in an increase in the amount of obsolete inventory quantities on hand due to cannibalization of existing products. Also, our estimates of future product demand may prove to be inaccurate, in which case we may be required to incur charges for excess and obsolete inventory. In the future, if additional inventory write-downs are required, we would recognize additional cost of goods sold at the time of such determination. Regardless of changes in our estimates of future product demand, we do not increase the value of our inventory above its adjusted cost basis. Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, significant unanticipated decreases in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results. Charges incurred for excess and obsolete inventory were $5.0 million, $5.2 million and $6.8 million for the years ended 2011, 2010 and 2009, respectively.

Instruments

Instruments are surgical tools used by orthopaedic surgeons during joint replacement and other surgical procedures to facilitate the implantation of our products. There are no contractual terms with respect to the usage of our instruments by our customers. Surgeons are under no contractual commitment to use our instruments. We maintain ownership of these instruments and, when requested, we allow the surgeons to use the instruments to facilitate implantation of our related products. We currently do not charge for the use of our instruments and there are no minimum purchase commitments relating to our products. As our surgical instrumentation is used numerous times over several years, often by many different customers, instruments are recognized as long-lived assets once they have been placed in service. Instruments and instrument parts that have not been placed in service are carried at cost, net of allowances for excess and obsolete instruments, and are included as instruments in progress within instruments, net on our consolidated balance sheets. Once placed in service, instruments are carried at cost, less accumulated depreciation. Instrument parts used to maintain the functionality of instruments but do not extend the life of the instruments are expensed as they are consumed and recorded as part of selling, general and administrative expense. Depreciation is computed using the straight-line method based on average estimated useful lives. Estimated useful lives are determined principally in reference to associated product life cycles, and average five years. As instruments are used as tools to assist surgeons, depreciation of instruments is recognized as a selling, general and administrative expense. Instrument depreciation expense was $11.0 million, $9.4 million and $9.4 million during 2011, 2010 and 2009, respectively.

We review instruments for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. An impairment loss would be recognized when estimated future undiscounted cash flows relating to the assets are less than the asset’s carrying amount. An impairment loss is measured as the amount by which the carrying amount of an asset exceeds its fair value.

Goodwill and Long-Lived Assets

We have approximately $130.5 million of goodwill recorded as a result of the acquisition of businesses. Goodwill is tested for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest that impairment exists. Based on our single business approach to decision-making, planning and resource allocation, we have determined that we have one reporting unit for purposes of evaluating goodwill for impairment. We use widely accepted valuation techniques to determine the fair value of our reporting unit used in our annual goodwill impairment analysis. Our valuation is primarily based on qualitative and quantitative assessments regarding the fair value of goodwill relative to the carrying value. We currently do not generate earnings from operations and therefore do not use the results of the market approach in our valuation. Rather, the results of our market approach are used to evaluate the reasonableness of the income approach. We performed our annual impairment test on the first day of the fourth quarter of 2011 and determined that the fair value of our reporting unit exceeded its carrying value and, therefore, no impairment charge was necessary.

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

We depreciate our property, plant and equipment and amortize our intangible assets based upon our estimate of the respective asset’s useful life. Our estimate of the useful life of an asset requires us to make judgments about future events, such as product life cycles, new product development, product cannibalization and technological obsolescence, as well as other competitive factors beyond our control. We account for the impairment of long-lived assets in accordance with Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) Section 360, Property, Plant and Equipment (FASB ASC 360). Accordingly, when indicators of impairment exist, we evaluate impairments of our property, plant and equipment based upon an analysis of estimated undiscounted future cash flows. If we determine that a change is required in the useful life of an asset, future depreciation and amortization is adjusted accordingly. Alternatively, if we determine that an asset has been impaired, an adjustment would be charged to earnings based on the asset’s fair market value, or discounted cash flows if the fair market value is not readily determinable.

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

Our valuation allowance balances totaled $29.8 million and $27.0 million as of January 1, 2012 and January 2, 2011, respectively, due to uncertainties related to our ability to realize, before expiration, some of our deferred tax assets for both U.S. and foreign income tax purposes. These deferred tax assets primarily consist of the carryforward of certain tax basis net operating losses and general business tax credits.

We recognize tax benefits when they are more likely than not to be realized. As a multinational corporation, we are subject to taxation in many jurisdictions and the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. If we ultimately determine that the payment of these liabilities will be unnecessary, we will reverse the liability and recognize a tax benefit in the period in which we determine the liability no longer applies. Conversely, we record additional tax charges in a period in which we determine that a recorded tax liability is less than we expect the ultimate assessment to be. Our liability for unrecognized tax benefits totaled $1.9 million and $2.1 million as of January 1, 2012 and January 2, 2011, respectively.

Share-Based Compensation

The estimated fair value of share-based awards exchanged for employee and non-employee director services are expensed over the requisite service period. Option awards issued to non-employees (excluding non-employee directors) are recorded at their fair value as determined in accordance with authoritative guidance, are periodically revalued as the options vest and are recognized as expense over the related service period.  For purposes of calculating share-based compensation, we estimate the fair value of stock options using a Black-Scholes option pricing model. The determination of the fair value of share-based payment awards utilizing this Black-Scholes model is affected by our ordinary share price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends.

We do not have information available which is indicative of future exercise and post-vesting behavior to estimate the expected term. As a result, we adopted the simplified method of estimating the expected term of a stock option, as permitted by the Staff Accounting Bulletin No. 107. Under this method, the expected term is presumed to be the mid-point between the vesting date and the contractual end of the term of our share-based awards. As a non-public entity prior to February 2011, historic volatility was not available for our ordinary shares. As a result, we estimated volatility based on a peer group of companies that we believe collectively provides a reasonable basis for estimating volatility. We intend to continue to consistently use the same group of publicly traded peer companies to determine volatility in the future until sufficient information regarding volatility of our ordinary share price becomes available or the selected companies are no longer suitable for this purpose. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with a remaining term approximately equal to the expected life of our stock options. The estimated pre-vesting forfeiture rate is based on our historical experience together with estimates of future employee turnover. We do not expect to declare cash dividends in the foreseeable future. For a summary of compensation expense related to share-based awards, see Note 3 of our consolidated financial statements.

If factors change and we employ different assumptions, share-based compensation expense may differ significantly from what we have recorded in the past. If there is a difference between the assumptions used in determining share-based compensation expense and the actual factors which become known over time, specifically with respect to anticipated forfeitures, we may change the input factors used in determining share-based compensation costs for future grants. These changes, if any, may materially impact our results of operations in the period such changes are made. We expect to continue to grant stock options and other share-based awards in the future, and to the extent that we do, our actual share-based compensation expense recognized in future periods will likely increase.

Significant Factors Used in Determining Fair Value of Our Ordinary Shares

The fair value of our ordinary shares that underlie the stock options we have granted has historically been determined by our board of directors based upon information available to it at the time of grant. Because, prior to our initial public offering, there had been no public market for our ordinary shares, our board of directors determined the fair value of our ordinary shares by utilizing, among other things, transactions involving sales of our ordinary shares, other financing events involving our ordinary shares and contemporaneous valuation studies conducted as of January 31, 2008 and December 27, 2009. The findings of these valuation studies were based on our business and general economic, market and other conditions that could be reasonably evaluated at that time. The analyses of the valuation studies incorporated extensive due diligence that included a review of our company, including our financial results, business agreements, intellectual property and capital structure. The valuation studies also included a thorough review of the conditions of the industry in which we operate and the markets that we serve. The methodologies of the valuation studies included an analysis of the fair market value of our company using three widely accepted valuation methodologies: (1) market multiple, (2) comparable transactions and (3) discounted cash flow. These valuation methodologies were based on a number of assumptions, including our forecasted future revenue and industry, general economic, market and other conditions that could reasonably be evaluated at the time of the valuation.

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income, which converges the presentation of other comprehensive income (OCI) in financial statements prepared under US GAAP and International Financial Reporting Standards (IFRS). This guidance would require disclosure of reclassification adjustments from OCI to net income.  In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which deferred the effective date of this guidance to fiscal years beginning after December 15, 2011, with early election permitted.  We will adopt ASU 2011-05 and make the appropriate disclosures in fiscal year 2012.

In September 2011, the FASB issued ASU 2011-08, Goodwill and Other (ASC Topic 350), Testing Goodwill for Impairment, which simplified the requirements related to the annual goodwill impairment test.  Companies now have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If the assessment indicates that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, we no longer have to perform the two-step impairment test.  ASU 2011-08 was effective for fiscal years beginning after December 15, 2011.  The adoption of this guidance is not expected to have a material impact on our financial position or operating results.

In January 2010, the FASB issued ASU 2010-6, Fair Value Measurements and Disclosures (ASC Topic 820): Improving Disclosures about Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair value measurements including (i) significant transfers into and out of Level 1 and Level 2 fair value measurements and (ii) information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. ASU2010-6 was effective for interim and annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for interim and annual periods beginning after December 15, 2010. We adopted the additional disclosures required for Level 1 and Level 2 fair value measurements in the first quarter of 2010. We adopted Level 3 disclosures in the first quarter of 2011.

In May 2011, the FASB issued ASU 2011-4, Fair Value Measurement (ASC Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS , which was intended by the FASB and the International Accounting Standards Board (IASB) to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards (IFRSs).  Additional disclosures required by this amendment include information about transfers between Level 1 and Level 2 instruments, information regarding the sensitivity of Level 3 instruments, and categorization by level of items that are not measured at fair value in the statement of financial position (but for which disclosure of fair value is still required). The guidance is effective prospectively for fiscal years beginning after December 15, 2011 and interim periods within those years. The adoption of this guidance is not expected to have a material impact on our financial position or operating results.

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

Interest Rate Risk

Borrowings under our various revolving lines of credit in the United States and in Europe generally bear interest at variable annual rates. Borrowings under our various term loans in the United States and Europe are mixed between variable and fixed interest rates. As of January 1, 2012, we had $10.0 million in borrowings under our revolving lines of credit and $29.9 million in borrowings under various term loans. Based upon this debt level, a 10% increase in the annual interest rate on such borrowings would not have a material impact on our interest expense.

At January 1, 2012 our cash and cash equivalents were $54.7 million. Based on our annualized average interest rate, a 10% decrease in the annual interest rate on such balances would result in an immaterial impact on an annual basis.

Foreign Currency Exchange Rate Risk

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our financial results. In the years ended January 1, 2012, January 2, 2011 and December 27, 2009 approximately 46%, 44% and 44% of our revenues, respectively, were denominated in foreign currencies. We expect that foreign currencies will continue to represent a similarly significant percentage of our revenues in the future. Operating expenses related to these revenues are largely denominated in the same respective currency, thereby limiting our transaction risk exposure. However, for revenues not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases and if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our prices not being competitive in a market where business is transacted in the local currency.

In 2011, approximately 82% of our revenues denominated in foreign currencies were derived from EU countries and were denominated in Euros. Additionally, we have significant intercompany payables and debt with certain European subsidiaries, which are denominated in foreign currencies, principally the Euro. Our principal exchange rate risk therefore exists between the U.S. dollar and the Euro. Fluctuations from the beginning to the end of any given reporting period result in the remeasurement of our foreign currency-denominated cash, receivables, payables and debt, generating currency transaction gains or losses that impact our non-operating income/expense levels in the respective period and are reported in foreign currency transaction gain (loss) in our consolidated financial statements. We recorded a foreign currency transaction gain of approximately $0.2 million for the year ended January 1, 2012 related to the translation of our foreign-denominated receivables, payables and debt into U.S. dollars. We do not currently hedge our exposure to foreign currency exchange rate fluctuations. We may, however, hedge such exposure to foreign currency exchange rates in the future.

Item 8.  Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Tornier N.V.

We have audited the accompanying consolidated balance sheets of Tornier N.V. and subsidiaries as of January 1, 2012, and January 2, 2011, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for each of the three fiscal years in the period ended January 1, 2012. Our audits also included the financial statement schedule listed in the Index at item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tornier N.V. and subsidiaries at January 1, 2012, and January 2, 2011, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended January 1, 2012, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respect the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tornier N.V.’s internal control over financial reporting as of January 1, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2012, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Minneapolis, Minnesota

March 6, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Tornier N.V.

We have audited Tornier N.V. and subsidiaries internal control over financial reporting as of January 1, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Tornier N.V. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Tornier N.V. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 1, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of January 1, 2012, and January 2, 2011, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for each of the three years in the period ended January 1, 2012 of Tornier N.V. and subsidiaries and our report dated March 6, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Minneapolis, Minnesota

March 6, 2012

Tornier N.V. and Subsidiaries

Consolidated Balance Sheets

(in thousands except share and per share data)

	January 1, 2012	January 2, 2011
Assets
Current assets:
Cash and cash equivalents	$54,706	$24,838
Accounts receivable (net of allowance of $2,486 and $2,519, respectively)	45,908	42,758
Inventories	79,883	77,525
Income taxes receivable	—	2,835
Deferred income taxes	620	2,587
Prepaid taxes	12,417	11,179
Prepaid expenses	2,225	7,444
Other current assets	3,113	4,048
Total current assets	198,872	173,214
Instruments, net	49,347	42,378
Property, plant and equipment, net	33,353	33,680
Goodwill	130,544	131,830
Intangible assets, net	97,665	109,024
Deferred income taxes	69	440
Other assets	1,850	612
Total assets	$511,700	$491,178
Liabilities and shareholders’ equity
Current liabilities:
Short-term borrowing and current portion of long-term debt	$18,011	$28,392
Accounts payable	12,020	12,890
Accrued liabilities	34,445	34,620
Income taxes payable	917	327
Deferred income taxes	81	20
Total current liabilities	65,474	76,249
Notes payable	—	84,261
Other long-term debt	21,900	25,467
Deferred income taxes	16,966	28,706
Contingent liabilities	—	1,860
Other non-current liabilities	5,900	4,396
Total liabilities	110,240	220,939
Shareholders’ equity:
Ordinary shares, €0.03 par value; authorized 175,000,000 and 100,000,000 at January 1, 2012 and January 2, 2011, respectively; issued and outstanding 39,270,029 and 29,568,731 at January 1, 2012 and January 2, 2011, respectively	1,560	1,156
Additional paid-in capital	608,772	437,307
Accumulated deficit	(213,988)	(183,532)
Accumulated other comprehensive income	5,116	15,308
Total shareholders’ equity	401,460	270,239
Total liabilities and shareholders’ equity	$511,700	$491,178

The accompanying notes are an integral part of the consolidated financial statements.

Tornier N.V. and Subsidiaries

Consolidated Statements of Operations

(in thousands except per share data)

	Fiscal Year Ended
	January 1, 2012	January 2, 2011	December 27, 2009
Revenue	$261,191	$227,378	$201,462
Cost of goods sold	74,882	63,437	54,859
Gross profit	186,309	163,941	146,603
Operating expenses:
Selling, general and administrative	161,448	149,175	136,420
Research and development	19,839	17,896	18,120
Amortization of intangible assets	11,282	11,492	15,173
Special charges	892	306	1,864
Total operating expenses	193,461	178,869	171,577
Operating loss	(7,152)	(14,928)	(24,974)
Other income (expense):
Interest income	550	223	250
Interest expense	(4,326)	(21,805)	(19,917)
Foreign currency transaction gain (loss)	193	(8,163)	3,003
Loss on extinguishment of debt	(29,475)	—	—
Other non-operating income (expense), net	1,330	43	(28,461)
Loss before income taxes	(38,880)	(44,630)	(70,099)
Income tax benefit	8,424	5,121	14,413
Consolidated net loss	(30,456)	(39,509)	(55,686)
Net loss attributable to non-controlling interest	—	(695)	(1,067)
Net loss attributable to Tornier	(30,456)	(38,814)	(54,619)
Accretion of non-controlling interest	—	(679)	(1,127)
Net loss attributable to ordinary shareholders	$(30,456)	$(39,493)	$(55,746)

Net loss per share:
Basic and diluted	$(0.80)	$(1.42)	$(2.28)
Weighted average shares outstanding:
Basic and diluted	38,227	27,770	24,408

The accompanying notes are an integral part of the consolidated financial statements.

Tornier N.V. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year Ended
	January 1, 2012	January 2, 2011	December 27, 2009
Cash flows from operating activities:
Consolidated net loss	$(30,456)	$(39,509)	$(55,686)
Adjustments to reconcile consolidated net loss to cash provided by operating activities:
Depreciation and amortization	28,317	27,038	29,732
Non-cash foreign currency loss (gain)	298	7,143	(3,898)
Deferred income taxes	(11,619)	(6,548)	(11,807)
Share-based compensation	6,547	5,630	3,913
Non-cash interest expense and discount amortization	2,040	19,612	17,202
Inventory obsolescence	4,996	5,212	6,781
Loss on extinguishment of debt	29,475	—	—
Change in fair value of warrant liability	—	(172)	28,027
Other non-cash items affecting earnings	(186)	1,871	2,062
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(4,673)	(3,790)	425
Inventories	(7,939)	(17,349)	(13,927)
Accounts payable and accruals	2,573	2,348	497
Other current assets and liabilities	3,987	(307)	(870)
Other non-current assets and liabilities	(194)	1,710	(160)
Net cash provided by operating activities	23,166	2,889	2,291
Cash flows from investing activities:
Acquisition-related cash payments	(3,142)	(2,328)	(7,656)
Additions of instruments	(19,734)	(13,838)	(12,339)
Purchases of property, plant and equipment	(6,599)	(6,687)	(11,109)
Net cash used in investing activities	(29,475)	(22,853)	(31,104)
Cash flows from financing activities:
Change in short-term debt	(10,513)	6,468	(3,506)
Repayments of long-term debt	(8,147)	(7,687)	(9,881)
Repayment of notes payable	(116,108)	—	—
Proceeds from issuance of long-term debt	5,032	11,361	6,030
Proceeds from issuance of notes payable and warrants	—	—	49,332
Deferred financing costs	(2,731)	(3,534)	—
Issuance of ordinary shares	171,577	819	2,882
Net cash provided by financing activities	39,110	7,427	44,857
Effect of exchange rate changes on cash and cash equivalents	(2,933)	(594)	577
Increase (decrease) in cash and cash equivalents	29,868	(13,131)	16,621
Cash and cash equivalents:
Beginning of period	24,838	37,969	21,348
End of period	$54,706	$24,838	$37,969
Non cash investing and financing transactions:
Fixed assets acquired pursuant to capital lease	$640	$614	$—
Supplemental disclosure:
Income taxes paid (refunded)	$1,119	$999	$(2,163)
Interest paid	$2,235	$2,193	$1,854

The accompanying notes are an integral part of the consolidated financial statements.

Tornier N.V. and Subsidiaries

Consolidated Statements of Shareholders’ Equity and Comprehensive Loss

(in thousands)

	Ordinary Shares		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at December 28, 2008	20,900	$804	$309,550	$20,667	$(90,696)	$240,325
Net loss attributable to Tornier	—	—	—	—	(54,619)	(54,619)
Foreign currency translation adjustments	—	—	—	(1,032)	—	(1,032)
Other	—	—	—	(146)	—	(146)
Total comprehensive loss	—	—	—	—	—	(55,797)
Accretion of non-controlling interest	—	—	(1,127)	—	—	(1,127)
Adoption of ASC Topic 740	—	—	—	—	(266)	(266)
Adoption of ASC Topic 815	—	—	(21,812)	—	863	(20,949)
Issuance of ordinary shares related to stock option exercise	10	—	135	—	—	135
Conversion of mandatorily convertible debt	3,409	149	50,288	—	—	50,437
Other issuances of ordinary shares	348	15	2,731	—	—	2,746
Share-based compensation	—	—	4,284	—	—	4,284
Balance at December 27, 2009	24,667	$968	$344,049	$19,489	$(144,718)	$219,788
Net loss attributable to Tornier	—	—	—	—	(38,814)	(38,814)
Foreign currency translation adjustments	—	—	—	(4,181)	—	(4,181)
Total comprehensive loss	—	—	—	—	—	(42,995)
Accretion of non-controlling interest	—	—	(679)	—	—	(679)
Conversion of warrants to ordinary shares, net of $21,686 tax	3,780	143	63,156	—	—	63,299
Acquisition of C2M Medical, Inc.	1,031	41	23,159	—	—	23,200
Issuances of ordinary shares to related parties	44	2	980	—	—	982
Other issuances of ordinary shares	47	2	817	—	—	819
Share-based compensation	—	—	5,825	—	—	5,825
Balance at January 2, 2011	29,569	$1,156	$437,307	$15,308	$(183,532)	$270,239
Net loss attributable to Tornier	—	—	—	—	(30,456)	(30,456)
Foreign currency translation adjustments	—	—	—	(10,192)	—	(10,192)
Total comprehensive loss	—	—	—	—	—	(40,648)
Initial public offering financing costs	—	—	(17,962)	—	—	(17,962)
Issuances of ordinary shares related to initial public offering	9,471	394	179,560	—	—	179,954
Issuance of ordinary shares related to stock option exercises	230	10	3,310	—	—	3,320
Share-based compensation	—	—	6,557	—	—	6,557
Balance at January 1, 2012	39,270	$1,560	$608,772	$5,116	$(213,988)	$401,460

The accompanying notes are an integral part of the consolidated financial statements.

Tornier N.V. and Subsidiaries

Notes to the Consolidated Financial Statements

1. Business Description

Tornier N.V. (Tornier or the Company) is a global medical device company focused on surgeons that treat musculoskeletal injuries and disorders of the shoulder, elbow, wrist, hand, ankle and foot. Tornier refers to these surgeons as extremity specialists. Tornier sells to this extremity specialist customer base a broad line of joint replacement, trauma, sports medicine and biologic products to treat extremity joints. The Company’s motto of “specialists serving specialists” encompasses this focus. In certain international markets, Tornier also offers joint replacement products for the hip and knee. Tornier currently sells over 90 product lines in approximately 35 countries.

The Company’s global headquarters are located in Amsterdam, the Netherlands. The Company’s U.S. headquarters are in Edina, Minnesota, and its U.S. sales and distribution operations are in Stafford, Texas. The Company has manufacturing, research and development, sales and distribution and administrative activities in Grenoble, France. The Company also has manufacturing operations in Ireland. The Company has other sales and distribution operations in Australia, Germany, Italy, The Netherlands, Spain, the United Kingdom, Scandinavia and Switzerland. The Company also has other research and development and quality and regulatory functions located in Warsaw, Indiana, and San Diego, California.

The consolidated financial statements and accompanying notes present the consolidated results of the Company for each of the fiscal years in the three-year period ended January 1, 2012, January 2, 2011 and December 27, 2009.

On January 28, 2011, the Company executed a 3-to-1 reverse stock split of the Company’s ordinary shares. The consolidated financial statements as of January 2, 2011 and December 27, 2009 and for the years ended January 2, 2011 and December 27, 2009 give retroactive effect to the reverse stock split.

On January 28, 2011, the Company made a change to its legal form by converting from Tornier B.V., a private company with limited liability (besloten vennootschap met beperkte aansprakelijkheid) to Tornier N.V., a public company with limited liability (naamloze vennootschap).

All amounts are presented in U.S. Dollar (“$”), except were expressly stated as being in other currencies, e.g. Euros (“€”).

In February 2011 the Company completed an initial public offering of 8,750,000 ordinary shares at an offering price of $19.00 per share (before underwriters’ discounts and commissions). The Company received proceeds of approximately $149.2 million (after underwriters’ discounts and commissions of approximately $10.8 million and additional offering related costs of $6.2 million). Net proceeds will be used for the retirement of debt, working capital and other general corporate purposes. Additionally, on March 7, 2011, the Company issued an additional 721,274 ordinary shares at an offering price of $19.00 per share (before underwriters’ discounts and commissions) due to the exercise of the underwriters’ overallotment option. The Company received additional net proceeds of approximately $12.8 million (after underwriters’ discounts and commissions of approximately $0.9 million).

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

Basis of Presentation

Our fiscal year-end is generally determined on a 52-week basis and always falls on the Sunday nearest to December 31. Every few years, it is necessary to add an extra week to the year making it a 53-week period in order to have our year end fall on the Sunday nearest to December 31. For example, the year ended January 2, 2011 (2010) includes an extra week of operations relative to the years ended January 1, 2012 (2011) and December 27, 2009 (2009). The extra week was added in the first quarter of the year ended January 2, 2011, making this quarter 14 weeks in length.

Reclassifications

Certain prior year amounts have been reclassified to conform with the presentation used in 2011. In 2011, the Company combined sales and marketing expenses and general and administrative expenses on the consolidated statement of operations. These combined expenses are now referred to as selling, general and administrative expense.

Foreign Currency Translation

The functional currencies for the Company and all of the Company’s wholly owned subsidiaries are their local currencies. The reporting currency of the Company is the United States dollar. Accordingly, the consolidated financial statements of the Company and its international subsidiaries are translated into United States dollars using current exchange rates for the consolidated balance sheets and average exchange rates for the consolidated statements of operations and cash flows. Unrealized translation gains and losses are included in accumulated other comprehensive income (loss) in shareholders’ equity. When a transaction is denominated in a currency other than the subsidiary’s functional currency, the Company recognizes a transaction gain or loss in net earnings. Foreign currency transaction gains (losses) included in net earnings were $0.2 million, $(8.2) million, and $3.0 million during the years ended January 1, 2012, January 2, 2011 and December 27, 2009, respectively. Included in the $3.0 million of foreign currency transaction gain recognized in 2009 is $3.9 million related to the revaluation of warrants carried as a liability on the consolidated balance sheets, which are denominated in a currency other than Tornier N.V.’s functional currency.

Revenue Recognition

The Company derives its revenue from the sale of medical devices that are used by orthopaedic surgeons who treat diseases and disorders of extremity joints, including the shoulder, elbow, wrist, hand, ankle and foot, and large joints, including the hip and knee. The Company’s revenue is generated from sales to two types of customers: healthcare institutions and distributors. Sales to healthcare institutions represent the majority of the Company’s revenue. The Company utilizes a network of independent commission based sales agencies for sales in the United States, with occasional variations based upon individual territories, and a combination of direct sales organizations, independent sales representatives and distributors for sales outside the United States. Generally, revenue from sales to healthcare institutions is recognized at the time of surgical implantation. The Company generally records revenue from sales to its distributors at the time the product is shipped to the distributor. Distributors, who sell the products to their customers, take title to the products and assume all risks of ownership at time of shipment. The Company does not have any arrangements with distributors that allow for retroactive pricing adjustments. The Company’s distributors are obligated to pay within specified terms regardless of when, if ever, they sell the products. In certain circumstances, the Company may accept sales returns from distributors and in certain situations in which the right of return exists, the Company estimates a reserve for sales returns and recognizes the reserve as a reduction of revenue. The Company bases its estimate for sales returns on historical sales and product return information including historical experience and trend information. The Company’s reserve for sales returns has historically been immaterial. The Company charges its customers for shipping and handling and recognizes these amounts as part of revenue.

Shipping and Handling

Amounts billed to customers for shipping and handling of products are reflected in revenue and are not significant. Costs related to shipping and handling of products are expensed as incurred, are included in selling, general and administrative expense, and were $5.2 million, $4.3 million and $3.4 million for the years ended January 1, 2012, January 2, 2011 and December 27, 2009, respectively.

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with an original maturity of three months or less. The carrying amount reported in the consolidated balance sheets for cash and cash equivalents is cost, which approximates fair value.

Accounts Receivable

Accounts receivable consist of trade customer receivables. The Company maintains an allowance for doubtful accounts for estimated losses in the collection of accounts receivable. The Company makes estimates regarding the future ability of its customers to make required payments based on historical credit experience, delinquency and expected future trends. The majority of the Company’s receivables are from health care institutions, many of which are government-funded. The Company’s allowance for doubtful accounts was $2.5 million, $2.5 million and $2.7 million at January 1, 2012, January 2, 2011 and December 27, 2009, respectively.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. Management attempts to minimize credit risk by reviewing customers’ credit history before extending credit and by monitoring credit exposure on a regular basis. The allowance for doubtful accounts is established based upon factors surrounding the credit risk of specific customers, historical trends and other information. Collateral or other security is generally not required for accounts receivable. As of January 1, 2012, there were no customers that accounted for more than 10% of accounts receivable.

Advertising

The Company records advertising expenses as a component of selling, general and administrative expenses in the period in which they are incurred. The Company incurred $2.1 million, $2.4 million and $1.9 million in advertising costs during the years ended January 1, 2012, January 2, 2011 and December 27, 2009, respectively.

Royalties

The Company pays royalties to certain individuals and companies that have developed and retain the legal rights to the technology or have assisted the Company in the development of technology or new products. These royalties are based on sales and are reflected as a selling, general and administrative expenses in the consolidated statements of operations.

Inventories

Inventories, net of reserves for obsolete and slow-moving goods, are stated at the lower of cost or market value. Cost is determined on a first-in, first-out (FIFO) basis. Inventory is held both within the Company and by third-party distributors on a consignment basis. Inventories consist of raw materials, work-in-process and finished goods. Finished goods inventories are held in the United States, Europe and Australia and consist primarily of implants. Inventory balances consist of the following (in thousands):

	January 1, 2012	January 2, 2011
Raw materials	$5,986	$7,913
Work in process	4,766	5,356
Finished goods	69,131	64,256
Total	$79,883	$77,525

The Company regularly reviews inventory quantities on-hand for excess and obsolete inventory and, when circumstances indicate, incurs charges to write down inventories to their net realizable value. The Company’s review of inventory for excess and obsolete quantities is based primarily on the estimated forecast of future product demand, production requirements, and introduction of new products. The Company recognized $5.0 million, $5.2 million and $6.8 million of expense for excess or obsolete inventory in earnings during the years ended January 1, 2012, January 2, 2011 and December 27, 2009, respectively. Additionally, the Company had $20.1 million and $14.7 million in inventory held on consignment at January 1, 2012 and January 2, 2011, respectively.

Property, Plant and Equipment

Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method based on estimated useful lives of five to 39 years for buildings and improvements and two to eight years for machinery and equipment. The cost of maintenance and repairs is expensed as incurred. The Company reviews property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated future undiscounted cash flows relating to the asset are less than the asset’s carrying amount. An impairment loss is measured as the amount by which the carrying amount of an asset exceeds its fair value. No impairment losses were recognized during the years ended January 1, 2012, January 2, 2011 and December 27, 2009.

Instruments

Instruments are surgical tools used by surgeons during joint replacement and other surgical procedures to facilitate the implantation of the Company’s products. Instruments are recognized as long-lived assets. Instruments and instrument parts that have not been placed in service are carried at cost, and are included as instruments in progress within instruments, net on the consolidated balance sheets. Once placed in service, instruments are carried at cost, less accumulated depreciation. Depreciation is computed using the straight-line method based on average estimated useful lives. Estimated useful lives are determined principally in reference to associated product life cycles, and average five years. Instrument parts used to maintain the functionality of instruments but do not extend the life of the instruments are expensed as they are consumed and recorded as part of selling, general and administrative expense. The Company reviews instruments for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. An impairment loss would be recognized when estimated future undiscounted cash flows relating to the asset are less than the asset’s carrying amount. An impairment loss is measured as the amount by which the carrying amount of an asset exceeds its fair value. No impairment losses were recognized during years ended January 1, 2012 or January 2, 2011. Instruments included in long-term assets on the consolidated balance sheets are as follows (in thousands):

	January 1, 2012	January 2, 2011
Instruments	$72,971	$58,356
Instruments in progress	18,024	15,007
Accumulated depreciation	(41,648)	(30,985)
Instruments, net	$49,347	$42,378

The Company provides instruments to surgeons for use in surgeries and retains title to the instruments throughout the implantation process. As instruments are used as tools to assist surgeons, depreciation of instruments is recognized as a selling, general and administrative expense. Instrument depreciation expense was $11.0 million, $9.4 million and $9.4 million during the years ended January 1, 2012, January 2, 2011 and December 27, 2009, respectively.

Goodwill

Goodwill is recognized as the excess of the purchase price over the fair value of net assets of businesses acquired. Goodwill is not amortized, but is subject to impairment tests. Based on the Company’s single business approach to decision-making, planning and resource allocation, management has determined that the Company has one reporting unit for the purpose of evaluating goodwill for impairment. The Company performs its annual goodwill impairment test as of the first day of the fourth quarter of its fiscal year or more frequently if changes in circumstances or the occurrence of events suggest that an impairment exists. Impairment tests are done by either assessing qualitative factors as to whether an impairment loss is more likely than not, or by comparing the reporting unit’s fair value to its carrying amount to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the reporting unit’s goodwill is less than the carrying value of the reporting unit’s goodwill. The fair value of the reporting unit and the implied fair value of goodwill are determined based on widely accepted valuation techniques. No goodwill impairment losses were recorded during the years ended January 1, 2012, January 2, 2011 and December 27, 2009 as the fair value of the reporting unit significantly exceeded its carrying value.

Intangible Assets

Intangible assets with an indefinite life, including certain trademarks and trade names, are not amortized. The useful lives of indefinite-life intangible assets are assessed annually to determine whether events and circumstances continue to support an indefinite life. Intangible assets with an indefinite life are tested for impairment annually or whenever events or circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount exceeds the estimated fair value of the asset. The amount of the impairment loss to be recorded would be determined based upon the excess of the asset’s carrying value over its fair value. No impairment losses were recorded during the years ended January 1, 2012, January 2, 2011 or December 27, 2009, respectively.

Intangible assets with a finite life, including developed technology, customer relationships, and patents and licenses, are amortized on a straight-line basis over their estimated useful lives, ranging from one to 20 years. Costs incurred to extend or renew license arrangements are capitalized as incurred and amortized over the shorter of the life of the extension or renewal, or the remaining useful life of the underlying product being licensed.  Intangible assets with a finite life are tested for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. An impairment loss would be recognized when estimated future undiscounted cash flows relating to the asset are less than the asset’s carrying amount. An impairment loss is measured as the amount by which the carrying amount of an asset exceeds its fair value. For the year ended January 1, 2012, the Company recognized an impairment charge of $0.2 million related to developed technology from acquired entities that is no longer being used.  No impairment charges were recognized during the year ended January 2, 2011. During the year ended December 27, 2009, an impairment charge of $3.4 million was recognized when developed technology from acquired entities was abandoned.  Intangible asset impairments are included in amortization of intangible assets in the consolidated statements of operations.

Derivative Financial Instruments

All of the Company’s derivative instruments are recorded in the accompanying consolidated balance sheets as either an asset or liability and are measured at fair value. The changes in the derivative’s fair value are recognized currently in current period earnings.

Changes to the fair value of foreign currency derivative instrument economic hedges resulted in no impact on loss before income taxes for the year ended December 27, 2009. These charges were classified as foreign currency transaction gain (loss) on the consolidated statements of operations. Any related derivative assets or liabilities are recorded as other current assets or other current liabilities, respectively, in the consolidated balance sheets. There were no outstanding foreign currency derivative instruments at January 1, 2012 and January 2, 2011.

The Company also issued warrants in 2008 and 2009 for ordinary shares that were recognized as warrant liabilities on the consolidated balance sheets. Changes in the fair value of these warrants resulted in other non-operating gain of $0.4 million for the year ended January 2, 2011. See Note 7 for additional information on these warrants.

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

The Company adopted the provisions of FASB Accounting Standards Codification (ASC) Topic 740 related to accounting for uncertainty in income taxes on December 29, 2008. As a result of the implementation of these provisions, the Company recognized a $0.3 million increase in the liability for unrecognized tax benefits, which was accounted for as an increase to the December 29, 2008 balance of accumulated deficit. The Company accrues interest and penalties related to unrecognized tax benefits in the Company’s provision for income taxes. At January 1, 2012 and January 2, 2011, accrued interest and penalties were $0.2 million and $0.1 million, respectively.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) refers to revenues, expenses, gains, and losses that under U.S. GAAP are included in comprehensive income (loss) but are excluded from net earnings, as these amounts are recorded directly as an adjustment to shareholders’ equity. Other comprehensive income (loss) is comprised mainly of foreign currency translation adjustments. These amounts are presented in the consolidated statements of shareholders’ equity and comprehensive loss.

Share-Based Compensation

The Company accounts for share-based compensation in accordance with ASC Topic 718, formerly Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payments—Revised, which requires share-based compensation cost to be measured at the grant date based on the fair value of the award and recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The determination of the fair value of share-based payment awards, such as options, on the date of grant using an option-pricing model is affected by the Company’s share price, as well as assumptions regarding a number of complex and subjective variables, which include the expected life of the award, the expected share price volatility over the expected life of the award, expected dividend yield and risk-free interest rate.

Fair Value of Financial Instruments

The Company applies ASC Topic 820, which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC Topic 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC Topic 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability, and are to be developed based on the best information available in the circumstances.

When an active market for certain financial instruments does not exist, it may be appropriate to use unobservable inputs to determine fair value. The carrying value of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximates the fair value of these financial instruments at January 1, 2012 and January 2, 2011, and are considered Level 1 assets and liabilities. Assets and liabilities measured at fair value are done so on a recurring basis. U.S. GAAP requires fair value measurements to be classified and disclosed in one of the following three categories:

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

Currently, the Company has no Level 2 or 3 assets or liabilities.

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income, which converges the presentation of other comprehensive income (OCI) in financial statements prepared under US GAAP and IFRS. This guidance would require disclosure of reclassification adjustments from OCI to net income.  In December of 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which deferred the effective date of this guidance to fiscal years beginning after December 15, 2011, with early election permitted.  The Company will adopt ASU 2011-05 and make the appropriate disclosures for the year ended December 30, 2012.

In September 2011, the FASB issued ASU 2011-08, Goodwill and Other (ASC Topic 350), Testing Goodwill for Impairment, which simplified the requirements related to the annual goodwill impairment test.  Companies now have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If the assessment indicates that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company no longer has to perform the two-step impairment test.  ASU 2011-08 was effective for fiscal years beginning after December 15, 2011 with early adoption permitted.  The Company will adopt ASU 2011-08 for its year ended December 30, 2012.  The adoption of this guidance is not expected to have a material impact on the Company’s financial position or operating results.

In January 2010, the FASB issued ASU 2010-6, Fair Value Measurements and Disclosures (ASC Topic 820): Improving Disclosures about Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair value measurements including (i) significant transfers into and out of Level 1 and Level 2 fair value measurements and (ii) information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. ASU2010-6 was effective for interim and annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for interim and annual periods beginning after December 15, 2010. The Company adopted the additional disclosures required for Level 1 and Level 2 fair value measurements in the first quarter of 2010. The Company adopted Level 3 disclosures in the first quarter of 2011.  The adoption of these standards did not have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-4, Fair Value Measurement (ASC Topic 820) : Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, which was intended by the FASB and the International Accounting Standards Board (IASB) to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards (IFRSs).  Additional disclosures required by this amendment include information about transfers between Level 1 and Level 2 instruments, information regarding the sensitivity of Level 3 instruments, and categorization by level of items that are not measured at fair value in the statement of financial position (but for which disclosure of fair value is still required). The guidance is effective prospectively for fiscal years beginning after December 15, 2011 and interim periods within those years. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or operating results.

3. Share-Based Compensation

Share-based awards are granted under the Tornier N.V. 2010 Incentive Plan. This plan allows for the issuance of up to 5 million common shares in connection with the grant of a combination of potential share-based awards, including stock options, restricted stock units, stock appreciation rights and other types of awards as deemed appropriate.  To date, only options to purchase ordinary shares (options) and restricted stock units (RSUs) have been awarded. Both types of awards generally have graded vesting periods of four years and the options expire ten years after the grant date.  Options are granted with exercise prices equal to the fair value of the Company’s ordinary shares on the date of grant.

The Company recognizes compensation expense for these awards on a straight-line basis over the vesting period. Share-based compensation expense is included in cost of goods sold, selling, general and administrative, and research and development expenses on the consolidated statements of operations.

Below is a summary of the allocation of share-based compensation (in thousands):

	Year ended
	January 1, 2012	January 2, 2011	December 27, 2009
Cost of goods sold	$841	$536	$77
Selling, general and administrative	5,263	4,661	3,556
Research and development	443	433	280
Total	$6,547	$5,630	$3,913

The Company recognizes the fair value of share-based awards granted in exchange for employee services as a cost of those services. Total compensation cost included in the consolidated statements of operations for employee share-based payment arrangements was $6.2 million, $5.1 million and $3.4 million during the years ended January 1, 2012, January 2, 2011 and December 27, 2009, respectively. The amount of expense related to non-employee options was $0.3 million, $0.5 million and $0.5 million for the years ended January 1, 2012, January 2, 2011 and December 27, 2009, respectively. Additionally, $0.6 million was included in inventory as a capitalized cost as of January 1, 2012 and January 2, 2011.

Stock Option Awards

The Company estimates the fair value of stock options using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of estimates, including the expected life of stock options, expected stock price volatility, the risk-free interest rate and the expected dividend yield. The Company calculates the expected life of stock options using the SEC’s allowed short-cut method. The expected stock price volatility assumption was estimated based upon historical volatility of the common stock of a group of the Company’s peers that are publicly traded. The risk-free interest rate was determined using U.S. Treasury rates with terms consistent with the expected life of the stock options. Expected dividend yield is not considered, as the Company has never paid dividends and currently has no plans of doing so during the term of the options. The Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data when available to estimate pre-vesting option forfeitures, and records share-based compensation expense only for those awards that are expected to vest. The weighted-average fair value of the Company’s options granted to employees was $12.06, $11.03 and $7.23 per share, in 2011, 2010 and 2009, respectively. During 2011, the Company granted options to purchase 646,998 ordinary shares to employees with a weighted average exercise price of $24.76 per share. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions:

	2011	2010	2009
Risk-free interest rate	2.1%	2.3%	1.8%
Expected life in years	6.1	5.8	6.0
Expected volatility	48.6%	49.8%	41.8%
Expected dividend yield	0.0%	0.0%	0.0%

As of January 1, 2012, the Company had $12.4 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted to employees under the stock option plan. That cost is expected to be recognized over a weighted-average service period of 2.6 years. Shares reserved for future compensation grants were 0.4 million and 1.2 million at January 1, 2012 and January 2, 2011, respectively. Exercise prices per share for options outstanding at January 1, 2012, ranged from $13.39 to $27.30.

A summary of the Company’s employee stock option activity is as follows:

	Shares (In Thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (in Millions)
Outstanding at December 28, 2008	2,278	14.61	8.2	5.6
Granted	507	16.95
Exercised	(10)	13.50
Forfeited or expired	(124)	14.40
Outstanding at December 27, 2009	2,651	15.06	7.6	5.0
Granted	992	22.50
Exercised	(32)	15.32
Forfeited or expired	(79)	15.81
Outstanding at January 2, 2011	3,532	17.02	7.4	19.4
Granted	647	24.76
Exercised	(210)	15.02
Forfeited or expired	(73)	20.96
Outstanding at January 1, 2012	3,896	18.32	6.9	(3.8)
Exercisable at period end	2,515	15.90	5.9	(15.9)

During the years ended January 1, 2012, January 2, 2011 and December 27, 2009, the Company granted options to purchase 74,667, 21,000 and 58,833 ordinary shares, respectively, to non-employees in exchange for consulting services. The options granted in 2011, 2010 and 2009 had weighted-average exercise prices of $19.39, $22.50 and $16.89 per share, respectively. Approximately 186,670 of these non-employee options were exercisable at January 1, 2012. 5,000 of these options were exercised in 2011. These options have vesting periods of either two or four years and expire 10 years after the grant date. The measurement date for options granted to non-employees is often after the grant date, which often requires updates to the estimate of fair value until the services are performed. The weighted-average per share fair value on the date of grant of each non-employee option granted was $9.74 and $10.44 in 2011 and 2010, respectively.

Total compensation expense related to stock options, including employees and non-employees, recognized in the consolidated statements of operations was approximately $5.8 million, $5.6 and $3.9 million for the years ended January 1, 2012, January 2, 2011 and December 27, 2009, respectively.

Restricted Stock Units Awards

The Company began to grant RSUs in 2011 under the Tornier N.V. 2010 Incentive Plan.  RSUs were only granted to employees of the Company in 2011.  Vesting of these awards typically occurs over a 4 year period. Total compensation expense recognized in the consolidated statements of operations related to RSUs was $0.7 million for the year ended January 1, 2012.

A summary of the Company’s activity related to the restricted stock units is as follows:

	2011
	Shares (In Thousands)	Weighted-Average Grant Date Fair Value
Outstanding at January 2, 2011	—	—
Granted	221	25.06
Vested	(7)	23.61
Cancelled	(7)	25.52
Outstanding at January 1, 2012	207	25.10

4. Property, Plant and Equipment

Property, plant and equipment balances are as follows (in thousands):

	January 1, 2012	January 2, 2011
Land	$2,138	$2,195
Building and improvements	12,501	10,087
Machinery and equipment	20,335	20,420
Furniture, fixtures and office equipment	24,255	22,066
Software	4,110	4,134
Construction in progress	—	129
	63,339	59,031
Accumulated depreciation	(29,986)	(25,351)
Property, plant and equipment, net	$33,353	$33,680

Depreciation expense recorded on property, plant and equipment was $6.0 million, $6.1 million and $5.7 million during the years ended January 1, 2012, January 2, 2011 and December 27, 2009, respectively.

5. Goodwill and Other Intangible Assets

The following table summarizes the changes in the carrying amount of goodwill for the years ended January 1, 2012 and January 2, 2011 (in thousands):

Balance at December 27, 2009	$136,949
Contingent payment on acquisition	723
Foreign currency translation	(5,842)
Balance at January 2, 2011	$131,830
Contingent payment on acquisition	1,099
Foreign currency translation	(2,385)
Balance at January 1, 2012	$130,544

The goodwill balance at January 1, 2012 contains $12.6 million of goodwill that qualifies for future tax deductions.

The components of identifiable intangible assets are as follows (in thousands):

	Gross Value	Accumulated Amortization	Net Value
Balances at January 1, 2012
Intangible assets subject to amortization:
Developed technology	$75,106	$(29,313)	$45,793
Customer relationships	60,399	(21,821)	38,578
Licenses	4,882	(2,061)	2,821
Other	1,930	(1,056)	874
Intangible assets not subject to amortization:
Tradename	9,599	—	9,599
Total	$151,916	$(54,251)	$97,665

	Gross Value	Accumulated Amortization	Net Value
Balances at January 2, 2011
Intangible assets subject to amortization:
Developed technology	$76,561	$(24,164)	$52,397
Customer relationships	61,838	(18,275)	43,563
Licenses	3,965	(1,492)	2,473
Other	1,645	(967)	678
Intangible assets not subject to amortization:
Tradename	9,913	—	9,913
Total	$153,922	$(44,898)	$109,024

All finite-lived intangible assets have been assigned an estimated useful life and are amortized on a straight-line basis over the number of years that approximates the assets’ respective useful lives (ranging from one to 20 years). The weighted-average amortization periods, by major intangible asset class, are as follows:

Weighted-Average Amortization Period (In Years)
Developed technology	13
Customer relationships	15
Licenses	5

Total amortization expense for finite-lived intangible assets was $11.3 million and $11.5 million during the years ended January 1, 2012 and January 2, 2011, respectively. Amortization expense is recorded as amortization of intangible assets in the consolidated statements of operations. Estimated annual amortization expense for fiscal years ending 2012 through 2016 is as follows (in thousands):

Amortization Expense
2012	$10,555
2013	10,489
2014	10,396
2015	10,388
2016	9,822

6. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	January 1, 2012	January 2, 2011
Accrued payroll & related expenses	$14,596	$14,887
Income, VAT and other taxes	3,236	3,972
Accrued royalties	7,771	6,435
Other accrued liabilities	8,842	9,326
	$34,445	$34,620

7. Notes Payable and Warrants to Issue Ordinary Shares

In February 2011, the Company used approximately $116.1 million (€86.4 million) of the net proceeds from its initial public offering to repay all of the outstanding indebtedness under the 2008 and 2009 notes payable, including accrued interest thereon (see discussion of 2009 and 2008 notes payable below).  At the time of repayment, the Company recognized a loss on debt extinguishment of $29.5 million and related deferred tax benefit of $7.5 million to recognize the remaining balance of unamortized discount on the notes and to reverse the related deferred tax liability.

Notes payable balances were as follows:

	February 14, 2011 (Time of Repayment)	January 2, 2011
Gross notes payable	$116,109	$114,357
Discount to notes payable	(29,352)	(30,096)
Net notes payable	$86,757	$84,261

In May 2010, the Company executed agreements with 100% of the warrant holders that acquired warrants under the February 2008 and April 2009 note payable and warrant issuances to exchange their outstanding warrants for the Company’s ordinary shares. Each warrant holder agreed to exchange their warrants under the February 2008 and April 2009 agreements for ordinary shares of the Company at an exchange ratio of 0.6133 and 0.6410, respectively. In order to settle the warrant liabilities related to the February 2008 and April 2009 warrant issuances, the Company issued an aggregate of 1,894,076 and 1,885,624 ordinary shares, respectively. The Company determined the fair value of its ordinary shares to be $22.50 per share at the date of the exchange which resulted in the issuance of shares with a total value of $85.0 million. This amount, net of $21.7 million of tax was recognized as an increase to equity at the time of the exchange. The Company recognized a gain on the change in fair value of the warrant liability of $0.2 million in non-operating expense, net during the year ended January 2, 2011 to adjust the carrying value of the warrant liability to the final settlement amount. The Company also recognized $11.6 million of foreign currency transaction loss on the warrant liability for the year ended January 2, 2011. This transaction settled the warrant liability of $85.2 million included in the consolidated balance sheet at December 27, 2009.

Changes in the carrying value of warrants are as follows:

Warrant value at December 28, 2008	$29,277
Impact of adoption of ASC Topic 815—fair value adjustment	(1,159)
Issuance of 2009 warrants at fair value	29,070
Change in fair value during the year	28,027
Warrant value at December 27, 2009	$85,215
Change in fair value during the period	(172)
Fair value of shares issued to settle liability, recognized in equity on May 27, 2010	$85,043
Warrant value at January 2, 2011	$—

2009 Notes Payable and Warrants

In April 2009, the Company issued notes payable in the amount of €37 million (approximately $49.3 million) to a group of investors that included then existing shareholders, new investors and management of the Company. The notes carried a fixed annual interest rate of 8.0% with interest payments accrued in kind semi-annually. The notes were set to mature in March 2014.

In connection with the note agreement, the Company also issued a total of 2.9 million warrants to purchase ordinary shares at an exercise price of $16.98 per share. These warrants had an exercise price in U.S. dollars; however, the functional currency of the parent company issuing the notes was the Euro. As a result, U.S. GAAP requires that these warrants be classified as liabilities on the consolidated balance sheet and recorded at fair value. The fair value of the warrants at the date of issuance was $9.87 per warrant, or $29.1 million, and was determined using a Black-Scholes option pricing model, which takes into account various assumptions such as share price volatility, risk free interest rate and expected term. Share price volatility was determined based on the volatility of various peers of the Company. The fair value of the warrants as of December 27, 2009 was approximately $14.49 per warrant. The Company recorded a $13.5 million loss in other non-operating expense, net related to the change in the fair value of the warrants in 2009. The Company also recorded a $2.7 million foreign currency transaction gain in 2009. This gain is related to the change in exchange rates, and is recorded in foreign currency transaction gain (loss) in the consolidated statements of operations. A summary of the assumptions used to determine the fair value on the date of issuance and December 27, 2009 is as follows:

	Date of Issuance	December 27, 2009
Fair value of underlying stock	$16.98	$22.50
Volatility	44.34%	44.43%
Risk-free interest rate	2.78%	3.55%
Expected term (in years)	10	9
Dividend yield	0%	0%

The Company recorded the warrants as liabilities with an offsetting debt discount recorded as a reduction of the carrying value of the notes. The debt discount was amortized as additional interest expense over the life of the notes. GAAP requires that the allocation of proceeds be allocated first to the fair value of the warrant liability with the residual allocated to the outstanding debt. The debt discount was $21.7 million (net of tax of $7.4 million) on the issuance date. The Company recorded $0.5 million, $5.8 million and $4.6 million of additional interest expense related to the amortization of discount during the years ended January 1, 2012, January 2, 2011 and December 27, 2009, respectively. The Company also recognized $0.6 million, $4.3 million and $3.1 million of non-cash interest expense related to the stated 8% interest rate on the notes during the years ended January 1, 2012, January 2, 2011 and December 27, 2009, respectively.

2008 Notes Payable and Warrants

In February 2008, the Company issued notes payable in the amount of €34.5 million (approximately $52.4 million) to a group of investors that included then existing shareholders and management of the Company. The notes carried a fixed annual interest rate of 8.0% with interest payments accrued in-kind. The notes were set to mature on February 28, 2013. These notes payable also had a cross default clause in which any event of default under the terms of the Company’s other debt arrangements also were defined as an event of default under the terms of these notes payable.

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

Upon the Company’s adoption of ASC Topic 815 on December 29, 2008, the Company determined that the warrants no longer qualified to be recognized as equity under ASC Topic 815 as they were determined to not be indexed to the Company’s stock as prescribed by ASC Topic 815 due to the fact that the warrants were denominated in a currency other than their functional currency. On December 29, 2008, the warrants, upon adoption of ASC Topic 815, were reclassified from equity to warrant liability at the then fair value of $28.1 million and marked to market through the consolidated statement of operations subsequent to that date. The value of the warrants decreased by $1.2 million ($0.9 million net of tax) from the warrants’ issuance date to the adoption date of ASC Topic 815 on December 29, 2008. As of December 29, 2008, the cumulative effect of adopting ASC Topic 815 was recognized as a reduction to additional paid-in capital of $21.8 million

($29.3 million net of tax) to reclassify the warrants from equity to warrant liability and a decrease in accumulated deficit of $0.9 million recognized as a cumulative effect of a change in accounting principle to reflect the change in the value of the warrants between their issuance date and December 29, 2008.

For the year ended December 27, 2009, the Company recognized a loss on the change in fair value of the warrant liability of $14.5 million, in non-operating expense, net related to the warrants issued in 2008. Additionally, the Company recognized $1.2 million of foreign currency transaction gains on the warrant liability for the year ended December 27, 2009. Under ASC Topic 815, the warrants were carried at fair value and adjusted at each reporting period to fair value through current period earnings. As of December 27, 2009, the warrant liability had a fair value of $42.6 million. The impact of adoption of ASC Topic 815 was as follows:

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

The Company amortized the value of the debt discount as additional interest expense over the term of the notes. The Company recorded $0.4 million, $5.1 million and $5.4 million of additional interest expense related to the amortization of discount during 2011, 2010 and 2009, respectively. The Company also recognized $0.6 million, $4.4 million and $4.2 million in 2011, 2010 and 2009, respectively, related to the stated 8% interest rate on the notes.

8. Other Long-Term Debt

A summary of other long-term debt is as follows (in thousands):

	January 1, 2012	January 2, 2011
Lines of credit and overdraft arrangements	$9,989	$20,639
Mortgages	5,508	6,342
Other term debt	22,262	24,522
Shareholder debt	2.152	2,356
Total debt	39,911	53,859
Less current portion	(18,011)	(28,392)
Long-term debt	$21,900	$25,467

The Company’s European subsidiaries have established unsecured bank overdraft arrangements which allow for available credit totaling $23.8 million and $21.9 million at January 1, 2012 and January 2, 2011, respectively. Borrowings under these overdraft arrangements were $10.0 million and $15.4 million at January 1, 2012 and January 2, 2011, respectively. Borrowings under these overdraft arrangements have variable annual interest rates based on the Euro Overnight Index Average plus 1.3% or a three-month Euro plus 0.5%-3.0%.

The Company’s U.S.-based subsidiary has established a $10 million secured line of credit at January 1, 2012 and January 2, 2011. This line of credit expires in 2012. Also, the line is secured by working capital and equipment. As of January 1, 2012, there was not an outstanding balance under the line.  Borrowings under the line were $5.2 million at January

2, 2011. Borrowings under the line of credit bear annual interest at a 30-day LIBOR plus 2.25%, with a minimum interest rate of 5%. This line contains customary affirmative and negative covenants and events of default. As of January 1, 2012, the Company’s U.S. subsidiary was subject to a covenant to maintain no less than $55 million of tangible net worth. As of January 1, 2012, the Company was also subject to a covenant to maintain a maximum debt to tangible net worth ratio of 1.00 and a debt service coverage ratio of no less than 1.25. The covenants relate to the U.S. subsidiary’s ratios only. The Company was in compliance with all covenants as of January 1, 2012.

The Company has a mortgage secured by the Company’s U.S. subsidiary’s office building in Stafford, Texas. This mortgage had an outstanding amount of $1.2 million and $1.3 million at January 1, 2012 and January 2, 2011, respectively. This mortgage bears a variable annual interest rate of LIBOR plus 2%.

The Company’s international subsidiaries have other long-term secured and unsecured notes totaling $22.3 million and $24.2 million at January 1, 2012 and January 2, 2011, respectively, with initial maturities ranging from three to 10 years. A portion of these notes have fixed annual interest rates that range from 2.9% to 7.5%. The remaining notes carry a variable annual interest rate based on LIBOR, plus 1.2%, or a three-month Euro, plus 0.3% to 1.5%.

The Company also has a mortgage secured by an office building in Grenoble, France. This mortgage had an outstanding balance of $4.3 million and $5.0 million at January 1, 2012 and January 2, 2011, respectively. This mortgage bears a fixed annual interest rate of 4.9%.

In 2008, one of the Company’s 51%-owned and consolidated subsidiaries borrowed $2.2 million from a member of the Company’s board of directors who is also a 49% owner of the consolidated subsidiary. This loan was used to partially fund the purchase of real estate in Grenoble, France, to be used as a manufacturing facility. Interest on the debt is variable based on three-month Euro plus 0.5%. The non-controlling interest in this subsidiary is deemed immaterial to the consolidated financial statements.

Aggregate maturities of debt for the next five years are as follows (in thousands):

2012	$8,022
2013	6,330
2014	4,985
2015	4,079
2016	2,928
Thereafter	3,578

The Company was also party to certain mandatorily convertible debt agreements allowing for conversion into 3.4 million ordinary shares at a conversion price of $14.70 per share as of July 18, 2009. These instruments were in their legal form debt, and therefore, the Company recognized a $47.8 million liability within the consolidated balance sheet in 2008. In 2009, the Company satisfied the debt through the share conversion. The agreements contained a beneficial conversion feature as the fixed conversion price of the bonds was less than the fair value of the ordinary shares on the issuance date. The beneficial conversion feature was accreted through interest expense and resulted in additional interest expense of $0.6 million for the year ended December 27, 2009.

9. Retirement and Postretirement Benefit Plans

The Company’s French subsidiary is required by French government regulations to provide certain lump-sum retirement benefits that qualify as a defined benefit retirement plan. The French regulations do not require funding of this liability in advance and as a result there are no plan assets associated with this defined-benefit plan. The Company has a liability of $1.5 million and $1.7 million recorded at January 1, 2012 and January 2, 2011, respectively, for future obligations under the plan. The related periodic benefit expense was immaterial in all periods presented.

10. Income Taxes

The components of earnings (loss) before taxes for the years ended January 1, 2012, January 2, 2011 and December 27, 2009, consist of the following (in thousands):

	2011	2010	2009
United States loss	$(2,631)	$(6,526)	$(18,444)
Rest of the world loss	(36,249)	(38,104)	(51,655)
Loss before taxes	$(38,880)	$(44,630)	$(70,099)

The income tax benefit (provision) for the years ended January 1, 2012, January 2, 2011 and December 27, 2009, consists of the following (in thousands):

	2011	2010	2009
Current benefit (provision):
United States	$(327)	$(433)	$2,884
Rest of the world	(3,140)	539	553
Deferred benefit	11,891	5,015	10,976
Total income tax benefit	$8,424	$5,121	$14,413

A reconciliation of the United States statutory income tax rate to the Company’s effective tax rate for the years ended January 1, 2012, January 2, 2011 and December 27, 2009, is as follows:

	2011	2010	2009
Income tax provision at U.S. statutory rate	34.0%	34.0%	34.0%
Change in valuation allowance	(10.1)	(11.9)	(6.8)
Non-taxed interest income on participating loan	6.4	0.3	0.2
State and local taxes	(0.4)	(0.1)	0.1
R&D credits	0.4	0.6	1.0
Stock options	0.7	—	—
Unrecognized interest deduction	(0.5)	(2.5)	(1.4)
Impact of foreign income tax rates	(6.9)	(5.8)	(5.1)
Non-deductible expenses	(0.6)	(0.4)	(0.3)
Other	(1.4)	(2.7)	(1.1)
Total	21.6%	11.5%	20.6%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has established valuation allowances for deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit.

The Company had $29.8 million, $26.9 million and $22.8 million of valuation allowance recorded at January 1, 2012, January 2, 2011 and December 27, 2009, respectively. If any amounts reverse, the reversals would be recognized in the income tax provision in the period of reversal. The Company recognized $2.9 million, $5.2 million and $4.8 million of the valuation allowance as a tax expense during the years ended January 1, 2012, January 2, 2011 and December 27, 2009, respectively.

The components of deferred taxes for the years ended January 1, 2012 and January 2, 2011, consist of the following (in thousands):

	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$26,219	$18,631
Inventory	1,769	225
Transaction costs	—	250
Exchange rate changes	156	—
Stock options	8,289	6,449
Accruals and other provisions	987	9,711
Total deferred tax assets	37,420	35,266
Less: valuation allowance	(29,817)	(26,974)
Total deferred tax assets after valuation allowance	7,603	8,292
Deferred tax liabilities:
Intangible assets	(22,209)	(24,325)
Foreign currency exchange rate changes	—	(248)
Debt discount	—	(7,636)
Depreciation	(1,752)	(1,782)
Total deferred tax liabilities	(23,961)	(33,991)
Total net deferred tax liabilities	$(16,358)	$(25,699)

The majority of the Company’s income tax benefit recognized in 2011 relates to the reversal of the deferred tax liabilities related to the debt discount on the notes payable issued in 2008 and 2009 and repaid in 2011.

Net operating loss carryforwards totaling approximately $47 million and $40 million at January 1, 2012 are available to reduce future taxable earnings of the Company’s consolidated U.S. subsidiaries and certain European subsidiaries, respectively. These net operating loss carryforwards include $15 million with no expiration date; the remaining carryforwards have expiration dates between 2015 and 2030.

The Company has recorded a long-term liability of approximately $1.9 million and $1.3 million at January 1, 2012 and January 2, 2011, respectively, which represents the Company’s best estimate of the potential additional tax liability related to certain tax positions from unclosed tax years in certain of its subsidiaries. To the extent that the results of any future tax audits differ from the Company’s estimate, changes to tax uncertainties will be reported as adjustments to income tax expense.

The total amount of net unrecognized tax benefits that, if recognized, would affect the tax rate was $5.2 million at January 1, 2012. Management believes that its unrecognized tax benefits will decrease due to the resolution of certain issues resulting from the expiration of the statute of limitations in the U.S. within the 12 months subsequent to January 1, 2012. The Company files income tax returns in the U.S. federal jurisdiction and in various U.S. state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2007. There are currently tax examinations in progress in Germany. The Company does not expect the results of these examinations to have a material impact on its consolidated financial statements in future years.

A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits is as follows (in thousands):

Gross unrecognized tax benefits at December 27, 2009	$2,988
Increase for tax positions in prior years	2,032
Decrease for tax positions in prior years	(1,305)
Settlements	—
Increase for tax positions in current year	1,110
Foreign currency translation	(118)
Gross unrecognized tax benefits at January 2, 2011	$4,707
Increase for tax positions in prior years	246
Decrease for tax positions in prior years	(24)
Increase for tax positions in current year	453
Foreign currency translation	(150)
Gross unrecognized tax benefits at January 1, 2012	$5,232

11. Capital Stock and Earnings Per Share

The Company had 39.3 million and 29.6 million ordinary shares issued and outstanding as of January 1, 2012 and January 2, 2011, respectively.

The dividend rights of the Company’s prior mandatorily convertible debt and ordinary shares are identical. In addition, the shares issuable under the convertible debt agreement have been included as outstanding ordinary shares for the purpose of computing basic earnings per share in accordance with GAAP in 2009 prior to the conversion of the notes to ordinary shares.

The Company had outstanding options to purchase 4.2 million, 3.7 million and 2.8 million ordinary shares at January 1, 2012, January 2, 2011 and December 27, 2009, respectively. The Company also had 0.2 million restricted stock units outstanding at January 1, 2012.  Warrants outstanding as of December 27, 2009 totaled 6.0 million.  Outstanding options to purchase ordinary shares, restricted stock units and warrants representing 4.4 million, 3.7 million and 8.8 million shares are not included in diluted earnings per share for the years ended January 1, 2012, January 2, 2011 and December 27, 2009, because the Company recorded a net loss in all periods and, therefore, including these instruments would be anti-dilutive.

12. Segment and Geographic Data

The Company has one reportable segment, orthopedic products, which includes the design, manufacture and marketing of reconstructive joint devices and other related products. The Company’s geographic regions consist of the United States, France and other areas. Long-lived assets are those assets located in each region. Revenues attributed to each region are based on the location in which the products were sold.

Revenue by geographic region is as follows (in thousands):

	Year Ended
	January 1, 2012	January 2, 2011	December 27, 2009
Revenue by geographic region:
United States	$141,496	$127,762	$112,588
France	55,438	47,324	46,331
Other international	64,257	52,292	42,543
Total	$261,191	$227,378	$201,462

Revenue by product category is as follows (in thousands):

	Year Ended
	January 1, 2012	January 2, 2011	December 27, 2009
Revenue by product type:
Upper extremity joints and trauma	$164,064	$139,175	$125,454
Lower extremity joints and trauma	26,033	23,629	20,417
Sports medicine and biologics	14,779	13,210	6,593
Total extremities	204,876	176,014	152,464
Large joints and other	56,315	51,364	48,998
Total	$261,191	$227,378	$201,462

Long-lived tangible assets, including instruments, property, plant and equipment are as follows (in thousands):

	January 1, 2012	January 2 2011
Long-lived assets:
United States	$25,221	$21,381
France	40,564	40,761
Other international	16,915	13,916
Total	$82,700	$76,058

13. Leases

Future minimum rental commitments under non-cancelable operating leases in effect as of January 1, 2012 are as follows (in thousands):

2012	$3,764
2013	2,424
2014	2,116
2015	1,815
2016	1,426
Thereafter	3,088
Total	$14,633

Operating leases include copiers, automobiles and property leases and have maturity dates between 2012 and 2018.  Total rent expense for the years ended January 1, 2012, January 2, 2011 and December 27, 2009 was $3.5 million, $3.3 million and $3.7 million, respectively.

Future lease payments under capital leases are as follows (in thousands):

2012	$416
2013	221
2014	23
2015	—
2016	—
Thereafter	—
Total minimum lease payments	660
Less amount representing interest	(38)
Present value of minimum lease payments	622
Current portion	(391)
Long-term portion	$231

Fixed assets that are recorded as capital lease assets consist of machinery and equipment, and have a carrying value of $1.7 million ($2.7 million gross value, less $1.0 million accumulated depreciation) at January 1, 2012 and $1.4 million ($2.0 million gross value, less $0.6 million accumulated depreciation) at January 2, 2011. Amortization of capital lease assets is included in depreciation expense in the consolidated financial statements.

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

In January 2008, the Company began negotiating a licensing agreement with C2M for use of its Piton technology to launch as an anchor product in the Company’s then newly developed sports medicine product portfolio. In June 2008, the Company executed an exclusive worldwide license agreement with C2M for use of the Piton technology. The terms of the agreement called for the Company to assume the remaining obligation of C2M under its purchase agreement with Sapphire related to future earnout payments equal to 25% of Piton sales for the three-year period after product launch. C2M had the right to terminate the license agreement at any time after 18 months from the execution of the license. The terms of the license also included an option purchase agreement (the Option Agreement) that allowed the Company to purchase 100% of the common stock of C2M once cumulative Piton sales reach $5.0 million or C2M terminated the license (the Call Option). Additionally, the license included a clause, whereby C2M could require the Company to purchase 100% of C2M’s common stock if sales of the Piton anchor products exceeded $5.0 million (the Put Option). Under both the Call Option and the Put Option, the purchase price of C2M would be equal to the paid-in capital of C2M and was required to be paid in the Company’s ordinary shares. The paid-in capital of C2M as of December 2008 and 2009 was approximately $23.2 million, which consisted of the purchase price paid to Sapphire for the Piton technology, including milestones paid, and an additional amount of capital to fund development activities.

The Company determined that C2M was a variable interest entity as of June 2008. The Option Agreement allowed for the Company to purchase C2M at a fixed price regardless of the actual performance of the Piton products. As a result, C2M did not have the right to receive expected residual returns that would instead be enjoyed by the Company. The Company was considered the primary beneficiary of C2M because it had the obligation to absorb the majority of the expected losses and the right to absorb the majority of the expected returns. As a result, the Company was required to consolidate C2M. This conclusion was reached due to the existence of the Put Option and Call Option to acquire C2M at a price that was fixed upon entry into the license agreement. Accordingly, the financial position and results of operations of C2M have been included in the consolidated financial statements from the date of execution of the license agreement. The liabilities recognized as a result of consolidating C2M consist primarily of the fair value of the obligations C2M had under its purchase agreement with Sapphire. As of January 2, 2011, the only material liability recognized related to the estimated remaining earnout payments due under the original Sapphire purchase agreement. The Company was required to make these earnout payments on behalf of C2M in accordance with the license agreement. The assets of C2M consist of only cash used to fund ongoing operations and the Piton technology intangible asset.

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

However, pursuant to authoritative guidance, if the fair value of the contingently redeemable non-controlling interest is less than the current redemption value, and it is probable that the contingency related to the Put Option will be met, then the carrying value of the contingently redeemable non-controlling interest must be adjusted to its redemption value through a charge directly to equity. The Company recognized $0.7 million in accretion charges during the year ended January 2, 2011, to reflect the contingently redeemable non-controlling interest at its current redemption value as it is probable the $5 million sales contingency included in the Put Option would be met.  No such accretion charges were recorded during the year ended January 1, 2012.  The Company recognized $0.7 million in net losses during the year ended January 2, 2011 as a result of the consolidation of C2M. These net losses consist primarily of intangible asset amortization and, as such, the results of consolidation of C2M did not have a significant impact on the consolidated cash flows of the Company.

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

The earnout period related to the obligation to pay to Sapphire 25% of all Piton sales ended September 30, 2011. The Company had originally recorded a contingent liability at the time of the consolidation of C2M based on the estimated fair value of the liability at that time. Upon completion of the earnout period, the Company reversed the remaining liability balance and recognized a $1.0 million gain on settlement of this contingency. The gain is recorded in other non-operating income (expense) within the consolidated statement of operations.

15. Certain Relationships and Related-Party Transactions

During 2009, the Company issued 185,697 ordinary shares pursuant to an agreement with a current shareholder based on the performance of an entity acquired in 2007.

The Company leases all of its approximately 55,000 square feet of manufacturing facilities and approximately 52,000 square feet of office space located in Grenoble, France, from Alain Tornier, who is a current shareholder and member of the Company’s board of directors. Annual lease payments to Mr. Tornier amounted to $1.9 million, $1.7 million and $1.3 million during the years ended January 1, 2012, January 2, 2011 and December 27, 2009, respectively.

On July 29, 2008, the Company formed a real estate holding company (SCI Calyx) together with Mr. Tornier. SCI Calyx is owned 51% by the Company and 49% by Mr. Tornier. SCI Calyx was initially capitalized by a contribution of capital of €10,000 funded 51% by the Company and 49% by Mr. Tornier. SCI Calyx then acquired a combined manufacturing and office facility in Montbonnot, France, for approximately $6.1 million. The manufacturing and office facility acquired was to be used to support the manufacture of certain of the Company’s current products and house certain operations already located in Montbonnot, France. This real estate purchase was funded through mortgage borrowings of $4.1 million and $2.0 million cash borrowed from the two current shareholders of SCI Calyx. The $2.0 million cash borrowed from the SCI Calyx shareholders originally consisted of a $1.0 million note due to Mr. Tornier and a $1.0 million note due to Tornier SAS, which is the Company’s wholly owned French operating subsidiary. Both of the notes issued by SCI Calyx bear annual interest at the three-month Euro Libor rate plus 0.5% and have no stated term. During 2010, SCI Calyx borrowed approximately $1.4 million from Mr. Tornier in order to fund on-going leasehold improvements necessary to prepare the Montbonnot facility for its intended use. This cash was borrowed under the same terms as the original notes. On September 3, 2008, Tornier SAS, the Company’s French operating subsidiary, entered into a lease agreement with SCI Calyx relating to these facilities. The agreement, which terminates in 2018, provides for an annual rent payment of €440,000, which has subsequently been increased and is currently €805,028 annually. As of January 1, 2012, future minimum payments under this lease were €5.9 million in the aggregate. As of January 1, 2012, SCI Calyx had related-party debt outstanding to Mr. Tornier of $2.2 million. The SCI Calyx entity is consolidated by the Company, and the related real estate and liabilities are included in the consolidated balance sheets.

Since 2006, Tornier SAS has entered into various lease agreements with entities affiliated with Mr. Tornier or members of his family. On May 30, 2006, Tornier SAS entered into two lease agreements with Mr. Tornier and his sister, Colette Tornier, relating to the Company’s facilities in Saint-Ismier, France. The agreements provide for annual rent payments of €104,393 and €28,500, respectively, which have subsequently been increased and are currently €121,731and €33,233 annually, respectively. On December 29, 2007, Tornier SAS entered into a lease agreement with Animus SCI, relating to the Company’s facilities in Montbonnot, France. The agreement provides for an annual rent payment of €252,545, which has subsequently been increased and is currently €292,101 annually. Animus SCI is wholly owned by Mr. Tornier. On December 29, 2007, Tornier SAS entered into a lease agreement with Cymaise SCI, relating to the Company’s facilities in Saint-Ismier, France. The agreement provides for an annual rent payment of €315,865, which has subsequently been increased and is currently €365,339 annually. Cymaise SCI is wholly owned by Mr. Tornier and his sister, Colette Tornier. On February 6, 2008, Tornier SAS entered into a lease agreement with Balux SCI, effective as of May 22, 2006, relating to the Company’s facilities in Montbonnot, France. The agreement provides for an annual rent payment of €480,000, which has subsequently been increased and is currently €555,183 annually. Balux SCI is wholly owned by Mr. Tornier and his sister, Colette Tornier. Each of the agreements will terminate in 2012. As of January 1, 2012, future minimum payments under these agreements were €571,719 in the aggregate.

16. Other Non-Operating Expense

During the year ended January 1, 2012, the Company recognized a $1.0 million gain on settlement of a contingent liability and a $0.3 million gain related to the sale of certain non-operating real estate in France.

During the years ended January 2, 2011 and December 27, 2009, the Company recognized $0.4 million of non-operating gain and $28.0 million of non-operating expense primarily related to the mark-to-market of the warrant liability.

17. Special Charges

During the year ended January 1, 2012, the Company recorded $0.9 million in special charges consisting of executive severance related to certain executive management and organizational restructuring activities in 2011 as well as severance, lease termination and moving costs related to the consolidation of the Company’s U.S. facilities initiated in prior years.

During the year ended January 2, 2011, the Company recorded $0.3 million in special charges related to commissions paid in the United Kingdom related to the termination of the relationship with a former distributor and expenses related to the Company’s consolidation of its U.S. operations.

During the year ended December 27, 2009, the Company consolidated its U.S. operations and closed quality and regulatory sales and marketing functions in San Diego, California and manufacturing operations in Beverly, Massachusetts. Additionally, the Company opened sales offices in Scandinavia and the United Kingdom in 2009. The Company incurred $1.9 million in costs related to these actions. The operating costs for Scandinavia and the United Kingdom are included in selling, general and administrative expense. Included in the $1.9 million of special charges are expenses incurred related to severance, lease termination and moving costs related to consolidation of the Company’s U.S. operations, as well as expenses for travel, consulting and legal costs incurred to launch the sales sites. All expenses were paid in 2009.

18. Litigation

On October 25, 2007, two of the Company’s former sales agents filed a complaint in the U.S. District Court for the Southern District of Illinois, alleging that the Company had breached their agency agreements and committed fraudulent and negligent misrepresentations. The jury rendered a verdict on July 31, 2009, awarding the plaintiffs a total of $2.6 million in actual damages and $4.0 million in punitive damages. While the court struck the award of punitive damages on March 31, 2010, it denied the Company’s motion to set aside the verdict or order a new trial. The Company timely filed a notice of appeal with the U.S. Court of Appeals for the Seventh Circuit in respect of the remaining actual damages.  On August 24, 2011, the U.S. Court of Appeals for the Seventh Circuit issued its decision affirming the order of the lower court setting aside the award of punitive damages.  In addition, the appellate court affirmed the lower court’s finding of liability against the Company, but vacated the lower court’s damages award of $2.6 million in compensatory damages as being not supported by the record and being too speculative.  The case was then remanded to the lower court for a recalculation of damages that is consistent with the appellate court’s decision.  The decision of the lower court is pending.

The Company has considered the facts of the case, the related case law and the decision of the U.S. Court of Appeals for the Seventh Circuit and, based on this information, believes that the verdict rendered on July 31, 2009 was inappropriate given the related facts and supporting legal arguments. The Company has considered the progress of the case, the views of legal counsel, the facts and arguments presented at the original jury trial, and the decision of the U.S. Court of Appeals for the Seventh Circuit and the fact that the Company intends to continue to vigorously defend its position through the remand proceedings in assessing the probability of a loss occurring for this matter. The Company believes it must assess the probability of the incurrence of a loss, and the ability to reasonably estimate such loss, based on the possible outcomes of the entire legal process including the remand and appeals process. The Company has determined that a loss is reasonably possible.  The Company estimates the high end of the range to be $2.6 million, the amount of the initial jury verdict, minus the punitive damage award. The Company believes it continues to have a strong defense against these claims and is vigorously contesting these allegations. After assessing all relevant information, the Company has accrued an amount at the low end of the range, which is deemed immaterial.

In addition to the item noted above, the Company is subject to various other legal proceedings, product liability claims and other matters which arise in the ordinary course of business. In the opinion of management, the amount of liability, if any, with respect to these matters will not materially affect the Company’s consolidated financial statements.

19. Selected Quarterly Information (unaudited):

The following table presents a summary of the Company’s unaudited quarterly operating results for each of the four quarters in 2011 and 2010, respectively (in thousands). This information was derived from unaudited interim financial statements that, in the opinion of management, have been prepared on a basis consistent with the financial statements contained elsewhere in this report and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such information when read in conjunction with the Company’s audited financial statements and related notes. The operating results for any quarter are not necessarily indicative of results for any future period.

	Year-ended January 1, 2012
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(in thousands, except per share data)
Revenue	$69,042	$57,556	$65,158	$69,435
Gross profit	48,868	40,906	47,141	49,394
Consolidated net loss	(1,981)	(1,637)	(2,869)	(23,969)
Net loss attributable to ordinary shareholders	(1,981)	(1,637)	(2,869)	(23,969)
Net loss per share:
basic and diluted	$(0.05)	$(0.04)	$(0.07)	$(0.68)

	Year-ended January 2, 2011
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(in thousands, except per share data)
Revenue	$61,265	$49,707	$54,563	$61,843
Gross profit	43,382	36,154	39,838	44,567
Consolidated net loss	(8,096)	(12,759)	(8,603)	(10,051)
Net loss attributable to ordinary shareholders	(8,096)	(12,759)	(8,603)	(10,035)
Net loss per share:
basic and diluted	$(0.27)	$(0.43)	$(0.31)	$(0.41)

The first quarter of the year ended January 1, 2012 includes a $22.0 million loss, net of $7.5 million of tax benefit, on the extinguishment of the Company’s notes payable, as well as $2.1 million of interest expense related to the amortization of debt discount and 8% interest related to the notes payable, which is not included in the other quarters of 2011.  The first quarter of the year ended January 2, 2011 includes an additional week of operations relative to the first quarter of the year ended January 1, 2012.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.  Controls and Procedures.

Disclosure Controls

Our President and Chief Executive Officer and Global Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 240.15d-15(e) promulgated under the Securities Exchange Act of 1934) as of January 1, 2012. Based on that review and evaluation, which included inquiries made to certain of our other employees, the Certifying Officers have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our President and Chief Executive Officer and Global Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 1, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of January 1, 2012. The report of Ernst &Young LLP, our independent registered public accounting firm, regarding the effectiveness of our internal control over financial reporting is included in this report in “Part II. Item 8, Financial Statements and Supplementary Data” under “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

During the three months ended January 1, 2012, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

On February 14, 2012, our board of directors, upon recommendation of our compensation committee, approved the material terms of the Tornier N.V. Employee Performance Incentive Compensation Plan for 2012.  Under the terms of the plan, each participant, including Tornier’s executive officers, is eligible to earn an annual cash incentive payment based primarily on the achievement of corporate, and in some cases, divisional performance goals, and in the case of most participants, individual performance goals.  The plan is designed to reward all eligible employees for achieving annual goals and to closely align their accomplishments with the interests of Tornier’s shareholders.

Each plan participant has an annual incentive target bonus under the plan, expressed as a percentage of his or her annual base salary. Each plan participant’s target bonus percentage is based on the individual’s position and level of responsibility within the company.  The target bonus percentages, expressed as a percentage of annual base salary, for Tornier’s executive officers named in Tornier’s most recent proxy statement in connection with Tornier’s most recent annual general meeting of shareholders are as follows for 2012: Douglas W. Kohrs, President and Chief Executive Officer (80%); Carmen L. Diersen, Global Chief Financial Officer (50%); David H. Mowry, Chief Operating Officer (50%); Stéphan Epinette, Vice President, International Commercial Operations (40%); and Kevin M. Klemz, Vice President, Chief Legal Officer and Secretary (40%).

Each plan participant’s annual cash incentive bonus under the plan is determined by multiplying the participant’s target bonus amount (the participant’s target bonus percentage times his or her annual base salary) by a payout percentage equal to between 0% and 150% and determined based primarily on the achievement of corporate, and in some cases, divisional performance goals, and in the case of most participants, individual performance goals.  The corporate performance goals under the plan for 2012 are based on Tornier’s revenue; gross margin as a percentage of revenue; adjusted EBITDA (defined as earnings before interest, taxes, depreciation and amortization); revenue from new products; and free cash flow (defined as cash flows from operations less instrument investments and plant, property and equipment investments), in each case as adjusted for certain items, including changes to foreign currency exchange rates and items that are unusual and not reflective of normal operations, and as compared with pre-established target amounts.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Executive and Other Officers

The table below sets forth, as of March 1, 2012, certain information concerning our directors and executive and other officers.  No family relationships exist among any of our directors or executive or other officers.

Name	Age	Position
Douglas W. Kohrs	54	President, Chief Executive Officer and Executive Director
Carmen L. Diersen	51	Global Chief Financial Officer
David H. Mowry	49	Chief Operating Officer
Robert J. Ball	39	Vice President, Global Research and Development
Stéphan Epinette	41	Vice President, International Commercial Operations
James C. Harber	42	Vice President, Distal Extremities Global Business Strategy
Kevin M. Klemz	50	Vice President, Chief Legal Officer and Secretary
Gregory Morrison	48	Global Vice President, Human Resources
Jamal D. Rushdy	40	Vice President, Global Sports Medicine, Biologics, and Business Development
Sean D. Carney(1)(2)	42	Chairman, Non-Executive Director
Richard B. Emmitt(3)	67	Non-Executive Director
Pascal E.R. Girin(2)	52	Non-Executive Director
Kevin C. O’Boyle(2)(3)	55	Non-Executive Director
Alain Tornier	65	Non-Executive Director
Richard F. Wallman(1)(3)	60	Non-Executive Director
Elizabeth H. Weatherman(1)	52	Non-Executive Director

(1)                                  Member of the compensation committee.

(2)                                  Member of the nominating, corporate governance and compliance committee.

(3)                                  Member of the audit committee.

The following is a biographical summary of the experience of our directors and executive and other officers:

Douglas W. Kohrs was appointed as our President, Chief Executive Officer and a director in July 2006. Pursuant to the securityholders’ agreement that we entered into with certain holders of our securities. Mr. Kohrs has a right to be nominated for election to our board of directors until termination of his employment. For more information regarding the securityholders’ agreement, please refer to the discussion below under “—Board Structure and Composition.” Mr. Kohrs has over 30 years of experience in the medical device industry. Prior to joining us he served as President and Chief Executive Officer of American Medical Systems Holdings, Inc., a publicly held medical device company that was acquired by Endo Pharmaceuticals Holdings Inc. in 2011, from April 1999 until January 2005 and served as Chairman of the Board of American Medical Systems Holdings, Inc. until May 2006. During the past 10 years, Mr. Kohrs has served on the board of directors of nine different medical device companies, including ev3 Inc., a publicly held medical device company that was acquired by a wholly owned subsidiary of Covidien Group S.a.r.l in 2010, and Kyphon, Inc., a publicly held medical device company that was acquired by Medtronic, Inc. in 2007. Prior to joining American Medical Systems Holdings, Inc., Mr. Kohrs was General Manager of Sulzer Spine-Tech Inc., an orthopaedic implant manufacturer of which he was a founding member beginning in August 1991. Mr. Kohrs holds a Master of Business Administration from Northeastern University, a Bachelor of Science in Bioengineering from Texas A&M University and a Bachelor of Arts in Engineering Sciences from Austin College. Mr. Kohrs’ prior experience, including as Chief Executive Officer of American Medical Systems Holdings, Inc. at the time of its initial public offering, and his understanding of our business and industry have led our board of directors to the conclusion that he should serve as a director at this time in light of our business and structure.

Carmen L. Diersen joined us in June 2010 as Global Chief Financial Officer. Ms. Diersen has 19 years of experience in the medical device industry, including nine years in spinal orthopaedics. Prior to joining us, she served from September 2006 to June 2010 as the Chief Operating and Financial Officer of Spine Wave, Inc., a privately held developer of advanced materials, techniques and implant systems for spinal surgery. From March 2004 to September 2006, Ms. Diersen served as Executive Vice President and Chief Financial Officer of American Medical Systems Holdings, Inc. Prior to American Medical Systems Holdings, Inc., Ms. Diersen spent 12 years in financial leadership positions at Medtronic, Inc., in the cardiac surgery, cardiac rhythm management and spinal surgery businesses, concluding her career there as the Vice President and General Manager of Musculoskeletal Tissue Services for Medtronic Sofamor Danek. Prior to Medtronic, Inc., she spent 10 years at Honeywell International, Inc. Ms. Diersen earned a Master of Business Administration from the Carlson School of Management at the University of Minnesota and a Bachelor of Science in Accounting from the University of North Dakota. She became a Certified Public Accountant in 1983. Ms. Diersen has served on the board of directors of SonoSite, Inc., a publicly held company in point of care ultrasound systems, since October 2005 and previously served on the board of directors of Memry Corporation, a publicly held medical specialty materials company, from December 2004 through September 2008 when the company was sold, and Wright Medical Group, Inc., a publicly held medical device company, from December 2009 until June 2010 when she joined us.

David H. Mowry joined us in July 2011 as Chief Operating Officer. He has over 23 years of experience in the medical device industry. Prior to joining us, Mr. Mowry served from July 2010 to July 2011 as the President of the Global Neurovascular Division of Covidien plc, a global provider of healthcare products.  From January 2010 to July 2010, Mr. Mowry served as Senior Vice President and President, Worldwide Neurovascular of ev3 Inc., a global endovascular device company acquired by a wholly owned subsidiary of Covidien Group S.a.r.l in July 2010.  From August 2007 to January 2010, Mr. Mowry served as Senior Vice President of Worldwide Operations of ev3. Prior to this position, Mr. Mowry was Vice President of Operations for ev3 Neurovascular from November 2006 to October 2007. Before joining ev3, Mr. Mowry served as Vice President of Operations and Logistics at the Zimmer Spine division of Zimmer Holdings Inc., a reconstructive and spinal implants, trauma and related orthopaedic surgical products company, from February 2002 to November 2006.  Prior to Zimmer, Mr. Mowry was the President and Chief Operating Officer of HeartStent Corp., a medical device company. Mr. Mowry is a graduate of the United States Military Academy in West Point, New York with a degree in Engineering and Mathematics.

Robert J. Ball joined us in September 2006 as Vice President, Global Research and Development. He has over 12 years of experience in the orthopaedic medical device industry. Prior to joining us he served as Vice President of Research Development of Kinetikos Medical Incorporated, or KMI, a medical device company, beginning in December 2002, and also assumed responsibility for Marketing and Product Development in May 2005, continuing in each capacity until August 2006, when KMI was acquired by Integra LifeSciences Holdings Corporation. Prior to joining KMI, Mr. Ball held positions at DePuy, where he oversaw the development and launch of orthopaedic products in the upper extremity. Prior to joining DePuy, he served in the automotive manufacturing industry with SPX Corporation as Program and Engineering Manager, overseeing construction and tooling of a large scale casting and machining facility. Mr. Ball has Bachelor of Science and Master of Science degrees in mechanical engineering from Kettering University (formerly GMI Engineering and Management Institute) and has over 30 issued and pending patents.

Stéphan Epinette joined us in December 2008 and leads our international commercial operations (Europe, Asia Pacific, Latin America) and large joints business as Vice President of International Commercial Operations. Mr. Epinette has over 18 years of experience in the orthopaedic medical device industry. Prior to joining us, he served in various leadership roles with Stryker Corporation, a medical device and equipment company, in its MedSurg and Orthopaedic divisions in France, the United States and Switzerland from 1993 to December 2008, including as Business Unit Director France from 2005 to 2008. His past functions at Stryker Corporation also included Marketing Director MedSurg EMEA, Assistant to the EMEA President and Director of Business Development & Market Intelligence EMEA. Mr. Epinette earned a Master’s Degree in Health Economics from Sciences Politiques, Paris, a Master’s Degree in International Business from Paris University XII and a Bachelor of Arts from EBMS Barcelona. He also attended the INSEAD executive course in Finance and in Marketing.

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

Gregory Morrison joined us in December 2010 as Global Vice President, Human Resources. Prior to joining us, Mr. Morrison served as Senior Vice President, Human Resources at ev3 Inc. from August 2007 to December 2010, and as Vice President, Human Resources from May 2002 to August 2007. Prior to joining ev3 Inc., Mr. Morrison served as Vice President of Organizational Effectiveness for Thomson Legal & Regulatory from March 1999 to February 2002 and Vice President of Global Human Resources for Schneider Worldwide, which was acquired by Boston Scientific Corporation, from 1988 to March 1999. Mr. Morrison has a Bachelor of Arts in English and Communications from North Adams State College and a Master of Arts in Corporate Communications from Fairfield University.

Jamal D. Rushdy joined us in February 2007 when we acquired Nexa, a medical device company, and leads our corporate strategic planning and acquisition, licensing and partnership programs and our sports medicine and biologics businesses.  Mr. Rushdy serves as our Vice President, Global Sports Medicine, Biologics, and Business Development, a position he has held since January 2012 and prior to such time since June 2007 served as our Vice President, Global Business and Corporate Development. He has over 15 years of experience in the orthopaedic medical device industry. At Nexa, he served from January 2006 to May 2007 as the Vice President of Operations and Business Development until its acquisition by us. Prior to Nexa, he served as Director of Marketing and Business Development for dj Orthopedics LLC, a medical device company, where he also served in various leadership roles in finance and operations from June 2001 to January 2006. Mr. Rushdy earned a Master of Business Administration from the University of California, Irvine and a Bachelor of Science in Mechanical Engineering from the University of California, San Diego.

Sean D. Carney is one of our directors and has served as a director since July 2006. Mr. Carney serves as our Chairman. Mr. Carney was appointed as a director in connection with the securityholders’ agreement that we entered into with certain holders of our securities. Mr. Carney became the Chairman of our board of directors in May 2010. For more information regarding the securityholders’ agreement, please refer to the discussion below under “—Board Structure and Composition.” Since 1996, Mr. Carney has been employed by Warburg Pincus LLC and has served as a Member and Managing Director of Warburg Pincus LLC and General Partner of Warburg Pincus & Co. since January 2001. Warburg Pincus LLC and Warburg Pincus & Co. are part of the Warburg Pincus entities collectively referred to elsewhere in this report as Warburg Pincus, a principal stockholder that owns approximately 47.1% of our outstanding ordinary shares as of February 15, 2012. Mr. Carney formerly served on the board of directors of Arch Capital Group Ltd., a publicly held company. He is also a member of the board of directors of Bausch & Lomb Incorporated and several other private companies. During the past five years, Mr. Carney previously served on the board of directors of DexCom, Inc., a publicly held medical device company. Mr. Carney received a Master of Business Administration from Harvard Business School and a Bachelor of Arts from Harvard College. Mr. Carney’s substantial experience as an investor and director in medical device companies and his experience evaluating financial results have led our board of directors to the conclusion that he should serve as a director at this time in light of our business and structure.

Richard B. Emmitt is one of our directors and has served as a director since July 2006. Mr. Emmitt was appointed as a director in connection with the securityholders’ agreement that we entered into with certain holders of our securities. For more information regarding the securityholders’ agreement, please refer to the discussion below under “—Board Structure and Composition.” Mr. Emmitt served as a General Partner of The Vertical Group L.P., an investment management and venture capital firm focused on the medical device and biotechnology industries, from its inception in 1989 through December 2007. Commencing in January 2008, Mr. Emmitt has been a Member and Manager of The Vertical Group G.P., LLC, which controls The Vertical Group L.P. Mr. Emmitt currently serves on the board of directors of several privately held companies. During the past five years, Mr. Emmitt previously served on the board of directors of ev3 Inc. and American Medical Systems Holdings, Inc. Mr. Emmitt holds a Master of Business Administration from the Rutgers School of Business and a Bachelor of Arts from Bucknell University. Mr. Emmitt’s substantial experience as an investor and board member of numerous medical device companies ranging from development stage private companies to public companies with substantial revenues has led our board of directors to the conclusion that he should serve as a director at this time in light of our business and structure.

Pascal E.R. Girin is one of our directors and has served as a director since November 2010. Since February 2011, Mr. Girin has served as President and Chief Executive Officer of Keystone Dental Inc., an oral healthcare company focused on the delivery of breakthrough products to the oral healthcare space company.  From October 2010 to February 2011, Mr. Girin served as Executive Vice President and Chief Operating Officer of Keystone Dental Inc. From July 2010 to September 2010, Mr. Girin served as Chief Operating Officer of ev3 Inc. following its acquisition by a wholly owned subsidiary of Covidien Group S.a.r.l. Prior to that time, Mr. Girin served as Executive Vice President and Chief Operating Officer of ev3 Inc. from January 2010 to July 2010, as Executive Vice President and President, Worldwide Neurovascular and International of ev3 Neurovascular Inc. from July 2008 to January 2010, as Senior Vice President and President, International of ev3 International from July 2005 to July 2008, and as General Manager, Europe of ev3 Inc. from September 2003 to July 2005. From September 1998 to August 2003, Mr. Girin served in various capacities at BioScience Europe Baxter Healthcare Corporation, most recently as Vice President. Mr. Girin received an Engineering Education at the French Ecole des Mines. Mr. Girin’s substantial experience as an executive at other global medical device companies has led our board of directors to the conclusion that he should serve as a director at this time in light of our business and structure.

Kevin C. O’Boyle is one of our directors and has served as a director since June 2010. Since December 2010, Mr. O’Boyle has served as Senior Vice President and Chief Financial Officer of Advanced BioHealing Inc., a medical device company which was acquired by Shire PLC in May 2011, and since June 2011 has served as Senior Vice President of Business Operations. From January 2003 until December 2009, Mr. O’Boyle served as the Chief Financial Officer of NuVasive, Inc., a medical device company that completed its initial public offering in May 2004. Prior to that time, Mr. O’Boyle served in various positions during his six years with ChromaVision Medical Systems, Inc., a publicly held medical device company specializing in the oncology market, including as its Chief Financial Officer and Chief Operating Officer. Mr. O’Boyle also held various positions during his seven years with Albert Fisher North America, Inc., a publicly held international food company, including Chief Financial Officer and Senior Vice President of Operations. Mr. O’Boyle currently serves on the board of directors of GenMark Diagnostics, Inc., and Zeltiq Aesthetics Inc., both publicly traded companies. Mr. O’Boyle is a Certified Public Accountant and received a Bachelor of Science in Accounting from the Rochester Institute of Technology and successfully completed the Executive Management Program at the University of California Los Angeles, John E. Anderson Graduate Business School. Mr. O’Boyle’s executive experience in the healthcare industry, his experience with companies during their transition from being privately held to publicly reporting and his financial and accounting expertise have led our board of directors to the conclusion that Mr. O’Boyle should serve as a director and on our audit committee at this time in light of our business and structure.

Alain Tornier is one of our directors and has served as a director since May 1976. Mr. Tornier assumed a leadership role in our predecessor entity in 1976, following the death of his father, René Tornier, our founder. Mr. Tornier later served as our President and Chief Executive Officer until our acquisition by an investor group in September 2006, when he retired. Mr. Tornier holds a Master of Sciences degree from Grenoble University. Mr. Tornier’s significant experience in the global orthopaedics industry and deep understanding of our company’s history and operations have led our board of directors to the conclusion that he should serve as a director at this time in light of our business and structure.

Richard F. Wallman is one of our directors and has served as a director since December 2008. From 1995 through his retirement in 2003, Mr. Wallman served as the Senior Vice President and Chief Financial Officer of Honeywell International, Inc., a diversified technology company, and AlliedSignal, Inc., a diversified technology company (prior to its merger with Honeywell International, Inc.). Prior to joining AlliedSignal, Inc. as Chief Financial Officer, Mr. Wallman served as Controller of International Business Machines Corporation. In addition to serving as one of our directors, Mr. Wallman is also a member of the board of directors of Ariba, Inc., Charles River Laboratories International, Inc., Convergys Corporation, Dana Holding Corporation, and Roper Industries, Inc., all publicly held companies. During the past five years, Mr. Wallman previously served on the board of directors of ExpressJet Holdings Inc. and Avaya Inc., as well as auto suppliers Lear Corporation and Hayes Lemmerz International, Inc., all publicly held companies. Mr. Wallman holds a Master of Business Administration from the University of Chicago Booth School of Business with concentrations in finance and accounting and a Bachelor of Science in Electrical Engineering from Vanderbilt University. Mr. Wallman’s prior public company experience, including as Chief Financial Officer of Honeywell, and his financial experience and expertise, have led our board of directors to the conclusion that he should serve as a director at this time in light of our business and structure.

Elizabeth H. Weatherman is one of our directors and has served as a director since July 2006. Ms. Weatherman was appointed as a director in connection with the securityholders’ agreement that we entered into with certain holders of our securities. For more information regarding the securityholders’ agreement, please refer to the discussion below under “—Board Structure and Composition.” Ms. Weatherman is a General Partner of Warburg Pincus & Co., a Managing Director of Warburg Pincus LLC and a member of the firm’s Executive Management Group. Ms. Weatherman joined Warburg Pincus in 1988 and is currently responsible for the firm’s U.S. healthcare investment activities. Warburg Pincus LLC and Warburg Pincus & Co. are part of the Warburg Pincus entities collectively referred to elsewhere in this report as Warburg Pincus, a principal stockholder that owns approximately 47.1% of our outstanding ordinary shares as of February 15, 2012. Ms. Weatherman currently serves on the board of directors of Bausch & Lomb Incorporated and several other privately held companies. During the past five years, Ms. Weatherman previously served on the board of directors of ev3 Inc., Wright Medical Group, Inc., American Medical Systems Holdings, Inc. and Kyphon, Inc. Ms. Weatherman earned a Master of Business Administration from the Stanford Graduate School of Business and a Bachelor of Arts from Mount Holyoke College. Ms. Weatherman’s extensive experience as a director of public companies in the medical device industry has led our board of directors to the conclusion that she should serve as a director at this time in light of our business and structure.

Board Structure and Composition

We have a one-tier board structure. Our amended articles of association provide that the number of members of our board of directors will be determined by our board of directors, provided that at all times our board of directors shall be comprised of at least one executive director and two non-executive directors. Our board of directors currently consists of eight directors, one of whom is an executive director and seven of whom are non-executive directors.

Our Chief Executive Officer is our executive director. All of our non-executive directors, except Mr. Tornier, are “independent directors” under the Listing Rules of the NASDAQ Stock Market. Therefore, six of our eight directors are independent directors. Independence requirements for service on our audit committee are discussed below under “—Board Committees—Audit Committee.” Mr. Wallman and Mr. O’Boyle are independent under the independence definition in the Dutch Corporate Governance Code. Because we currently comply with the NASDAQ corporate governance requirements, the Dutch Corporate Governance Code requirement that a majority of our directors be independent within the meaning of the Dutch Corporate Governance Code does not apply provided we explain such deviation in our annual report.

Our board of directors and our shareholders have each approved that our board of directors be divided into three classes, as nearly equal in number as possible, with each director serving a three-year term and one class being elected at each year’s annual general meeting of shareholders. Messrs. Carney, Kohrs and Emmitt are in the class of directors whose term expires at the 2012 annual general meeting of our shareholders.  Messrs. Wallman and O’Boyle are in the class of directors whose term expires at the 2013 annual general meeting of our shareholders. Messrs. Tornier and Girin and Ms.Weatherman are in the class of directors whose term expires at the 2014 annual general meeting of our shareholders. At each annual general meeting of our shareholders, successors to the class of directors whose term expires at such meeting will be elected to serve for three-year terms or until their respective successors are elected and qualified.

The general meeting of shareholders appoints the members of our board of directors, subject to a binding nomination of the board of directors in accordance with the relevant provisions of the Dutch Civil Code. Our board of directors will make the binding nomination based on a recommendation of our nominating, corporate governance and compliance committee. A nominee is deemed appointed unless the general meeting of shareholders opposes the use of the binding nomination procedure by a resolution passed with the affirmative vote of at least two-thirds majority of the votes cast, which votes also represent more than 50% of our issued share capital. In such case, a new meeting is called to fill the vacancies for which the binding nominations were initially made. Nominees for appointment are presented by the board of directors. These nominations are not binding. The resolution for appointment in such meeting shall require the affirmative vote of at least two-thirds majority of the votes cast representing more than 50% of our issued share capital.

If our board of directors fails to use its right to submit a binding nomination, the general meeting of shareholders may appoint members of our board of directors with a resolution passed with the affirmative vote of at least a two-thirds majority of the votes cast, representing more than 50% of our issued share capital. A resolution of the general meeting of shareholders to suspend a member of our board of directors requires the affirmative vote of an absolute majority of the votes cast. A resolution of the general meeting of shareholders to suspend or dismiss members of our board of directors, other than pursuant to a proposal by our board of directors, requires a majority of at least two-thirds of the votes cast, representing more than 50% of our issued share capital.

Pursuant to the securityholders’ agreement, dated July 18, 2006, by and among Tornier N.V., formerly known as TMG B.V., TMG Holdings Coöperatief V.A. (TMG), Mr. Kohrs, Vertical Fund I, L.P., Vertical Fund II, L.P., KCH Stockholm AB, Mr. Tornier, WP Bermuda and certain other shareholders at the time, and by subsequent joinder agreements, additional shareholders, which agreement was amended on August 27, 2010, TMG has the right to designate three of the eight directors to be nominated to our board of directors for so long as TMG beneficially owns at least 25% of our outstanding ordinary shares, two of the eight directors for so long as TMG beneficially owns at least 10% but less than 25% of our outstanding ordinary shares and one of the eight directors for so long as TMG beneficially owns at least 5% but less than 10% of our outstanding ordinary shares, and we have agreed to use our reasonable best efforts to cause the TMG designees to be elected. In addition, Mr. Kohrs will continue to be entitled to be nominated for election to our board of directors until termination of his employment.

Under our amended articles of association, our internal rules for the board of directors and the board committees and Dutch law, the members of the board of directors are collectively responsible for the management, general and financial affairs and policy and strategy of our company. Our executive director is our Chief Executive Officer, who is primarily responsible for managing our day-to-day affairs as well as other responsibilities that have been delegated to the executive director in accordance with our amended articles of association and our internal rules for the board of directors. Our non-executive directors supervise our Chief Executive Officer and our general affairs and provide general advice to our Chief Executive Officer. In performing their duties, our non-executive directors are guided by the interests of our company and shall, within the boundaries set by relevant Dutch law, take into account the relevant interests of our stakeholders. The internal affairs of the board of directors are governed by our internal rules for the board of directors, a copy of which is available on the Investor Relations-Corporate Governance section of our corporate website at www.tornier.com.

All regular meetings of our board of directors are scheduled to be held in the Netherlands. Each director has the right to cast one vote and may be represented at a meeting of our board of directors by a fellow director. Our board of directors may pass resolutions only if a majority of the directors is present at the meeting and all resolutions must be passed by a majority of the directors present or represented. However, as required by Dutch law, our amended articles of association provides that when one or more members of our board of directors is absent or prevented from acting, the remaining members of our board of directors will be entrusted with the management of our company. The intent of this provision is to satisfy certain requirements under Dutch law and provide that, in rare circumstances, when a director is incapacitated, severely ill or similarly absent or prevented from acting, the remaining members of our board of directors (or, in the event there are no such remaining members, a person appointed by our shareholders at a general meeting) will be entitled to act on behalf of our board of directors in the management of our company, notwithstanding the general requirement that otherwise requires a majority of our board of directors be present. In these limited circumstances, our amended articles of association permit our board of directors to pass resolutions even if a majority of the directors is not present at the meeting.

Subject to Dutch law and any director’s objection, resolutions may be passed in writing by a majority of the directors in office. Pursuant to the internal rules for our board of directors, a director may not participate in discussions or the decision-making process on a transaction or subject in relation to which he or she has a conflict of interest with us. Resolutions to enter into such transactions must be approved by a majority of our board of directors, excluding such interested director or directors.

Board Committees

Our board of directors has an audit committee, a compensation committee and a nominating, corporate governance and compliance committee, each of which has the responsibilities and composition described below. Our board of directors has adopted a written charter for each committee of our board of directors, which charters are available on the Investor Relations—Corporate Governance section of our corporate website at www.tornier.com. Our board of directors from time to time may establish other committees.

Audit Committee

Our audit committee oversees a broad range of issues surrounding our accounting and financial reporting processes and audits of our financial statements. The primary responsibilities of our audit committee include:

•                  assisting our board of directors in monitoring the integrity of our financial statements, our compliance with legal and regulatory requirements insofar as they relate to our financial statements and financial reporting obligations and any accounting, internal accounting controls or auditing matters, our independent auditor’s qualifications and independence and the performance of our internal audit function and independent auditors;

•                  appointing, compensating, retaining and overseeing the work of any independent registered public accounting firm engaged for the purpose of performing any audit, review or attest services and for dealing directly with any such accounting firm;

•                  providing a medium for consideration of matters relating to any audit issues;

•                  establishing procedures for the receipt, retention and treatment of complaints received by our company regarding accounting, internal accounting controls or auditing matters, and for the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters; and

•                  reviewing and approving all related party transactions required to be disclosed under Item 404 of SEC Regulation S-K.

Our audit committee reviews and evaluates, at least annually, the performance of the committee and its members, including compliance of the committee with its charter.

Our audit committee consists of Mr. Wallman (Chair), Mr. Emmitt and Mr. O’Boyle. We believe that the composition of our audit committee complies with the applicable rules of the SEC and the NASDAQ Stock Market. Our board of directors has determined that each of Mr. Wallman, Mr. Emmitt and Mr. O’Boyle is an “audit committee financial expert,” as defined in the SEC rules, and satisfies the financial sophistication requirements of the NASDAQ Global Select Market. The board of directors also has determined that each of Messrs. Wallman, Emmitt and O’Boyle meets the more stringent independence requirements of Rule 10A-3(b)(1) under the Exchange Act and the Listing Rules of the NASDAQ Stock Market, and each of Messrs. Wallman and O’Boyle is independent under the Dutch Corporate Governance Code.

Compensation Committee

The primary responsibilities of our compensation committee, which are within the scope of the compensation policy adopted by the general meeting of our shareholders, include:

•                  reviewing and approving corporate goals and objectives relevant to the compensation of our Chief Executive Officer and other executive officers, evaluating the performance of these officers in light of those goals and objectives and setting compensation of these officers based on such evaluations;

•                  making recommendations to our board of directors with respect to incentive compensation and equity-based plans that are subject to board and shareholder approval, administering or overseeing all of our incentive compensation and equity-based plans, and discharging any responsibilities imposed on the committee by any of these plans;

•                  reviewing and discussing with management the “Compensation Discussion and Analysis” section and based on such discussions, recommending to our board of directors whether the “Compensation Discussion and Analysis” section should be included in this report;

•                  approving, or recommending to our board of directors for approval, the compensation programs, and the payouts for all programs, applying to our non-executive directors, including reviewing the competitiveness of our non-executive director compensation programs and reviewing the terms to make sure they are consistent with our board of directors compensation policy adopted by the general meeting of our shareholders; and

•                  reviewing and discussing with our Chief Executive Officer and reporting periodically to our board of directors plans for development and corporate succession plans for our executive officers and other key employees.

Our compensation committee reviews and evaluates, at least annually, the performance of the committee and its members, including compliance of the committee with its charter.

Our compensation committee consists of Mr. Carney (Chair), Mr. Wallman and Ms. Weatherman. None of our executive officers has served as a member of the board of directors or compensation committee of any entity that has an executive officer serving as a member of our board of directors.

Nominating, Corporate Governance and Compliance Committee

The primary responsibilities of our nominating, corporate governance and compliance committee include:

•                  reviewing and making recommendations to our board of directors regarding the size and composition of our board of directors;

•                  identifying, reviewing and recommending nominees for election as directors;

•                  making recommendations to our board of directors regarding corporate governance matters and practices, including any revisions to our internal rules for our board of directors; and

•                  overseeing our compliance efforts with respect to our legal, regulatory and quality systems requirements and ethical programs, including our code of business conduct and ethics, other than with respect to matters relating to our financial statements and financial reporting obligations and any accounting, internal accounting controls or auditing matters, which are within the purview of the audit committee.

Our nominating, corporate governance and compliance committee reviews and evaluates, at least annually, the performance of the committee and its members, including compliance of the committee with its charter.

Our nominating, corporate governance and compliance committee consists of Mr. Carney (Chair), Mr. Girin and Mr. O’Boyle.

Our nominating, corporate governance and compliance committee considers all candidates recommended by our shareholders pursuant to those specific minimum qualifications that the nominating, corporate governance and compliance committee believes must be met by a recommended nominee for a position on our board of directors, which qualifications are described in the nominating, corporate governance and compliance committee’s charter, a copy of which is available on the Investor Relations—Corporate Governance section of our corporate website www.tornier.com.

We have made no material changes to the procedures by which shareholders may recommend nominees to our board of directors as described in our most recent proxy statement.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics, which applies to all of our directors, officers and employees. Our code of business conduct and ethics is available on the Investor Relations — Corporate Governance section of our corporate website at www.tornier.com. Any person may request a copy free of charge by writing to us at Tornier, Inc., 7701 France Avenue South, Suite 600, Edina, Minnesota 55435. We intend to disclose on our website any amendment to, or waiver from, a provision of our code of business conduct and ethics that applies to directors and executive officers and that is required to be disclosed pursuant to the rules of the SEC and the NASDAQ Stock Market.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and all persons who beneficially own more than 10% of our outstanding ordinary shares to file with the SEC initial reports of ownership and reports of changes in ownership of our ordinary shares. Directors, executive officers and greater than 10% beneficial owners also are required to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based on review of the copies of such reports and amendments to such reports furnished to us with respect to the year ended January 1, 2012, and based on written representations by our directors and executive officers, all required Section 16 reports under the Securities Exchange Act of 1934, as amended, for our directors, executive officers and beneficial owners of greater than 10% of our ordinary shares were filed on a timely basis during the year ended January 1, 2012.

Item 11.  Executive Compensation.

Compensation Discussion and Analysis

In this Compensation Discussion and Analysis, or CD&A, we describe the key principles and approaches we use to determine elements of compensation paid to, awarded to and earned by the following named executive officers, whose compensation is set forth in the Summary Compensation Table found later in this report:

•                  Douglas W. Kohrs, who currently serves as our President, Chief Executive Officer and Executive Director, or “CEO”;

•                  Carmen L. Diersen, who currently serves as our Global Chief Financial Officer;

•                  David H. Mowry, who currently serves as our Chief Operating Officer;

•                  Stéphan Epinette, who currently serves as our Vice President, International Commercial Operations;

•                  Kevin M. Klemz, who currently serves as our Vice President, Chief Legal Officer and Secretary; and

•                  Andrew E. Joiner, who previously served as our Vice President and General Manager, U.S. Commercial Operations.

This CD&A should be read in conjunction with the accompanying compensation tables, corresponding notes and narrative discussion, as they provide additional information and context to our compensation disclosures.

Executive Summary

One of our key executive compensation objectives is to link pay to performance.  We believe we accomplished this objective in 2011 primarily through the operation of our employee performance incentive compensation plan, which compensates our executives for achieving annual company-wide financial goals and individual performance goals.

As described in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this report, 2011 was a good year in terms of revenues, including in particular, revenues from new products, but was below our goals to some extent in terms of our profitability and gross margin as a percentage of revenues.  While our revenues increased by 15% to $261.2 million in 2011 from $227.4 million in 2010, resulting in an annual cash incentive plan payout relating to revenues between threshold and target levels of performance, our revenues from new products were above expectations and thus resulted in an annual cash incentive plan payout for that performance metric at the maximum level of performance.  Due to inventory control measures implemented in 2011, the annual cash incentive plan payout for inventory months on hand also was at maximum level of performance.  However, the annual cash incentive plan payouts relating to our adjusted EBITDA (earnings before interest, taxes, depreciations and amortization) and gross margin as a percentage of revenue performance metrics were below threshold levels of performance resulting in no payouts for those two performance metrics.  Overall, taking into consideration the weightings of each of the five performance measures, which weighted the heaviest revenue at 40% and adjusted and gross margin as a percentage of revenue at 20% each, and the remaining two performance metrics at 10% each, the total weighted-average payout percentage applicable to the portion of our 2011 annual cash incentive bonus tied to corporate performance goals was below target at 57.7%.  Payouts tied to individual performance goals for each named executive officer, however, were higher and were either slightly below, or for most named executive officers, above target, ranging from 98% to 115% of target.  However, since primary emphasis is placed on overall corporate performance goals rather than individual performance goals as evidenced by the fact that 80% of our executives’ 2011 annual cash incentive plan payout were determined based on the achievement of corporate performance goals and only 20% based on achievement of individual performance goals, the overall 2011 annual cash incentive plan payouts for our named executive officers ranged between 64% to 69% of target.

Key 2011 Compensation-Related Actions

During 2011, we took a number of actions that supported our executive compensation philosophy of ensuring that our executive compensation program reinforces our corporate mission, vision and values, is reflective of our performance, is market competitive in order to attract and retain key employees and is aligned with the interests of our shareholders.

•                  Our compensation committee approved formal compensation objectives and philosophies to guide executive compensation decisions, which are described in more detail below.

•                  Our compensation committee engaged an independent compensation consultant, Mercer (US) Inc., to provide advice to our compensation committee with respect to executive compensation, and during 2011, at the request of the compensation committee, Mercer recommended a peer group of companies, collected relevant market data from these companies to allow the compensation committee to compare elements of our compensation program to those of our peers, provided information on executive compensation trends and implications for our company and made other recommendations to our compensation committee regarding certain aspects of our executive compensation program.

•                  Our board of directors adopted, upon recommendation of our compensation committee, a formal grant policy under the Tornier N.V. 2010 Incentive Plan, which contains long-term incentive grant guidelines for the grant of equity awards to our employees.

•                  We hired a new Chief Operating Officer, David H. Mowry, who commenced employment with us on July 20, 2011, and entered into a severance arrangement with Andrew E. Joiner, our former Vice President and General Manager, U.S. Commercial Operations, whose employment terminated with us on November 15, 2011.

•                  At our 2011 annual general meeting of shareholders, our shareholders had the opportunity to provide an advisory vote on the compensation paid to our named executive officers, or a “say-on-pay” vote, and on the frequency with which they believed we should hold a say-on-pay vote. Over 99% of the votes cast by our shareholders were in favor of the “say-on-pay” vote. Accordingly, our compensation committee generally believes that such results affirmed shareholder support of our approach to executive compensation and did not believe it was necessary to, and therefore did not, make any significant changes to our executive compensation program solely in response to the vote. In response to the voting results for the frequency of the say-on-pay vote, in which over 87% of the votes cast supported a say-on-pay vote every three years, we will provide our shareholders with the opportunity to provide a say-on-pay advisory vote every three years until the next required vote on the frequency of a say-on-pay vote.

Compensation Best Practices

We maintain certain compensation best practices, which support our executive compensation objectives and philosophies, as well as benefit our shareholders. Some of these practices include the following:

•                  We tie compensation directly to financial performance. For our annual cash incentive plan payouts, we require that certain minimum threshold levels of financial performance be met in order for there to be a payout for that performance goal, and even if maximum levels of performance are exceeded, our annual cash incentive plan payouts are capped at 150% of target.

•                  A significant portion of our executives’ compensation is “performance-based” or “at risk,” comprising of 80% of total direct compensation for our CEO and 57% to 85% of total direct compensation for our other currently-employed named executive officers in 2011, assuming grant date fair values for equity awards.

•                  Value received under our long-term equity-based incentive awards is tied to four-year vesting and any value received by our executives from stock option grants is contingent upon long-term stock price performance in that the stock options only have value if the price of our ordinary shares exceeds the exercise price of the options.

•                  Our stock incentive plan and related award agreements include a “clawback” mechanism if it is determined that our executives engaged in any conduct adverse to our interests as a company.

•                  We do not provide tax “gross up” payments under our employment agreements or in connection with any other compensation, benefits or perquisites provided to our executives, with the exception of our agreement with our CEO in the event his change in control severance benefits constitute excess parachute payments.

•                  We provide only limited modest perquisites to our executives.

Compensation Objectives and Philosophy

Our executive compensation policies, plans and programs seek to enhance our profitability, and thus shareholder value, by aligning the financial interests of our executives with those of our shareholders and by emphasizing pay-for-performance. Specifically, our executive compensation programs are designed to:

•                  Attract and retain executives important to the success of our company and the creation of value for our shareholders.

•                  Reinforce our corporate mission, vision and values.

•                  Align the interest of our executives with the interests of our shareholders.

•                  Reward our executives for progress toward our corporate mission and vision, the achievement of company performance objectives, the creation of shareholder value in the short- and long-term and their contributions, in general, to the success of our company.

In order to achieve these objectives, our compensation committee makes compensation decisions based on the following philosophies:

•                  No set level of base compensation and total compensation competitiveness versus the market (e.g., at the 50th or 75th percentile of companies in the peer group), but consider factors like executive’s skills and capabilities, contributions as a member of the executive management team, contributions to our overall performance and the sufficiency of total compensation potential and structure to ensure the retention of an executive when considering the compensation potential that may be available elsewhere.

•                  A significant component of compensation in the form of variable compensation that is tied to results over solely fixed compensation.

•                  The portion of performance-based or “at risk” pay should increase with an executives’ overall responsibilities, job level and compensation. However, compensation programs should not encourage excessive risk-taking behavior among executives.

•                  Primary emphasis placed on company performance as measured against goals approved by our compensation committee rather than individual performance.

•                  A significant portion of compensation in stock-based incentive awards.

Determination of Compensation

Role of Compensation Committee and Board.  The responsibilities of our compensation committee include reviewing and approving corporate goals and objectives relevant to the compensation of our executive officers, evaluating each executive’s performance in light of those goals and objectives and, either as a committee or together with the other directors, determining and approving each executive’s compensation, including performance-based compensation based on these evaluations (and, in the case of the executives, other than the CEO, the CEO’s evaluation of such executive’s individual performance).  Consistent with our shareholder-approved board of directors compensation policy, the compensation package for our CEO is determined by the non-executive members of our board in accordance with such policy, based upon recommendations from the compensation committee.

In setting or recommending executive compensation for our named executive officers, the compensation committee considers the following primary factors:

•                  each executive’s position within the company and the level of responsibility;

•                  the ability of the executive to impact key business initiatives;

•                  the executive’s individual experience and qualifications;

•                  compensation paid to executives of comparable positions by companies similar to our company;

•                  company performance, as compared to specific pre-established objectives;

•                  individual performance, generally and as compared to specific pre-established objectives;

•                  the executive’s current and historical compensation levels;

•                  advancement potential and succession planning considerations;

•                  an assessment of the risk that the executive would leave our company and the harm to our company’s business initiatives if the executive left;

•                  the retention value of executive equity holdings, including outstanding stock options and stock awards;

•                  the dilutive effect on our shareholders of long-term equity-based incentive awards; and

•                  anticipated share-based compensation expense as determined under applicable accounting rules.

The compensation committee also considers the recommendations of our CEO with respect to executive compensation to be paid to other executives.  The significance of any individual factor described above in setting executive compensation will vary from year to year and may vary among our executives.  In making its final decision regarding the form and amount of compensation to be paid to our named executive officers (other than our CEO), our compensation committee considers and gives great weight to the recommendations of our CEO recognizing that due to his reporting and otherwise close relationship with each executive, the CEO often is in a better position than the compensation committee to evaluate the performance of each executive (other than himself).  In making its final decision regarding the form and amount of compensation to be paid to our CEO, the compensation committee considers the results of the CEO’s self-review and his individual annual performance review by the compensation committee and the recommendations of our non-executive board members.

Role of Management.  Three members of our executive team play a role in our executive compensation process and regularly attend meetings of our compensation committee — our CEO, Global Vice President, Human Resources and Vice President, Chief Legal Officer and Secretary.  Our CEO assists our compensation committee primarily by making formal recommendations regarding the amount and type of compensation to be paid to our executives (other than himself).  In making such recommendations, our CEO considers many of the same factors listed above that the compensation committee considers in setting executive compensation, including in particular the results of each executive’s annual performance review and the executive’s achievement of his or her individual management performance objectives established in connection with our annual cash incentive plan described below. Our Global Vice President, Human Resources assists our compensation committee primarily by gathering compensation related data regarding our executives and coordinating the exchange of such information and other executive compensation information among the members of our compensation committee, our compensation committee’s compensation consultant and management in anticipation of compensation committee meetings.  Our Vice President, Chief Legal Officer and Secretary assists our compensation committee primarily by ensuring compliance with legal and regulatory requirements and educating the committee on executive compensation trends and best practices from a corporate governance perspective. Final deliberations and decisions regarding the compensation to be paid to each of our executives, however, are made by our board of directors or compensation committee without the presence of such executive.

Role of Consultant.  Our compensation committee has retained the services of Mercer (US) Inc. to provide advice with respect to executive compensation.  Mercer’s engagement by the compensation committee includes reviewing and advising on all significant aspects of executive compensation.  This includes base salaries, short-term cash incentives and long-term equity incentives for our executive and other officers, and cash compensation and long-term equity incentives for our non-executive directors.  In so doing, at the request of the compensation committee, Mercer recommended a peer group of companies, collected relevant market data from these companies to allow the compensation committee to compare elements of our compensation program to those of our peers, provided information on executive compensation trends and implications for our company and made other recommendations to the compensation committee regarding certain aspects of our executive compensation program.  Our management, principally our Global Vice President, Human Resources and the chair of our compensation committee, regularly consult with representatives of Mercer prior to compensation committee meetings.  A representative of Mercer is invited on a regular basis to attend, and sometimes attends, meetings of our compensation committee. In making its final decision regarding the form and amount of compensation to be paid to our executives, our compensation committee considers the information gathered by and recommendations of Mercer.  The compensation committee values especially Mercer’s benchmarking information and input regarding best practices and trends in executive compensation matters.

Use of Peer Group and Other Market Data.  In making its determination regarding compensation decisions prior to the compensation committee’s engagement of Mercer in February 2011, our board of directors did not undertake any formal benchmarking or review any surveys commissioned by us of compensation paid by peer companies or our competitors, but instead relied primarily on its members’ general knowledge of the competitive market.  After our initial public offering in February 2011, to help determine the appropriate levels of compensation for certain elements of our executive compensation program, our compensation committee reviewed, and intends to review annually, the compensation levels of our named executive officers and other executives against the compensation levels of comparable positions with companies similar to our company in terms of products, operations and revenues.  The elements of our executive compensation program to which the compensation committee “benchmarks” or uses to base or justify a compensation decision or to structure a framework for compensating executives include our base salary, short-term cash incentive opportunity and long-term equity incentives.  With respect to other elements of our executive compensation program, such as perquisites, severance and change in control arrangements, our compensation committee intends to benchmark these elements on a periodic or as needed basis and in some cases use peer group or market data more as a “market check” after determining the compensation on some other basis.

The compensation committee believes that compensation paid by peer group companies is representative of the compensation required to attract, retain and motivate our executive talent.  Our compensation committee believes that use of a peer group generally provides more relevant comparisons for purposes of benchmarking than broader survey data since the compensation committee believes that the compensation paid by the peer companies which are in the same business, with similar products and operations, and with revenues in a range similar to ours is typically more representative than broader survey data.

In February 2011, Mercer worked with our compensation committee to identify a peer group.  Mercer recommended and our compensation committee approved the use of a peer group of 15 companies.  Companies in the peer group are public companies in the health care equipment and supplies business with products and operations similar to those of our company, and which had annual revenues generally within the range of one-half to two times our annual revenues.  The peer group includes the following companies:

American Medical Systems Holdings, Inc.	Thoratec Corporation	Exactech, Inc.
Wright Medical Group, Inc.	Arthrocare Corporation	Cyberonics, Inc.
ev3 Inc.	Merit Medical Systems, Inc.	Alphatec Holdings, Inc.
Nuvasive, Inc.	ICU Medical, Inc.	Conceptus, Inc.
Zoll Medical Corporation	AGA Medical Holdings, Inc.	Micrus Endovascular Corporation

In reviewing benchmarking data, our compensation committee recognizes that benchmarking may not always be appropriate as a stand-alone tool for setting compensation due to the aspects of our business and objectives that may be unique to our company.  Nevertheless, our compensation committee believes that gathering this information is an important part of its compensation-related decision-making process.  However, where a sufficient basis for comparison does not exist between the peer group or survey data and an executive, the compensation committee gives less weight to the peer group and survey data.  For example, relative compensation benchmarking analysis does not consider individual specific performance or experience or other case-by-case factors that may be relevant in hiring or retaining a particular executive.

Market Positioning.  We do not target a set level of base compensation and total compensation competitiveness versus the market (e.g., at the 50th or 75th percentile of companies in the peer group), but consider factors like those described above, including in particular an executive’s skills and capabilities, contributions as a member of the executive management team, contributions to our overall performance and the sufficiency of total compensation potential and structure to ensure the retention of an executive when considering the compensation potential that may be available elsewhere.

Executive Compensation Components

The principal elements of our executive compensation program for 2011 were:

•                  base salary;

•                  short-term cash incentive compensation;

•                  long-term equity-based incentive compensation, in the form of stock options and stock awards; and

•                  other compensation arrangements, such as benefits made generally available to our other employees, limited and modest executive benefits and perquisites, and severance and change in control arrangements.

In determining the form of compensation to pay our named executive officers, our compensation committee views these elements of our executive compensation program as related but distinct.  Our compensation committee does not believe that significant compensation derived by an executive from one element of our compensation program should necessarily result in a reduction in the amount of compensation the executive receives from other elements.  At the same time, our compensation committee does not believe that minimal compensation derived from one element of compensation should necessarily result in an increase in the amount the executive should receive from one or more other elements of compensation.

Except as described below, our compensation committee has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and currently paid out compensation, between cash and non-cash compensation, or among different forms of non-cash compensation.  However, our compensation committee’s philosophy is to make a greater percentage of an executive’s compensation performance-based, and therefore at risk, as the executive’s position and responsibility increases given the influence more senior level executives generally have on company performance.  Thus, individuals with greater roles and responsibilities associated with achieving our company’s objectives should bear a greater proportion of the risk that those goals are not achieved and should receive a greater proportion of the reward if objectives are met or surpassed.  For example, this philosophy is illustrated by the higher cash incentive targets and equity-based awards of our CEO as compared to our other executives.

Base Salary

Overview.  We provide a base salary for our named executive officers, which, unlike some of the other elements of our executive compensation program, is not subject to company or individual performance risk.  We recognize the need for most executives to receive at least a portion of their total compensation in the form of a guaranteed base salary that is paid in cash regularly throughout the year.  Base salary amounts are established under each executive’s employment agreement, and are subject to subsequent upward adjustments by our board of directors.

Setting Initial Salaries for New Executives.  We initially fix base salaries for our executives at a level we believe enables us to hire and retain them in a competitive environment and to reward satisfactory individual performance and a satisfactory level of contribution to our overall business objectives.  During 2011, one of our named executive officers, Mr. Mowry, was hired.  In establishing Mr. Mowry’s base salary at $325,000, our compensation committee considered Mr. Mowry’s prior experience, his success in serving in those positions, his most recent base salary and other compensation at his prior employer, the base salaries of our other executives and our compensation committee’s general knowledge of the competitive market based in part on the Mercer executive compensation analysis performed for our compensation committee in May 2011.  A formal benchmarking review of the base salaries of chief operating officers of companies in our peer group was not conducted, however, prior to setting Mr. Mowry’s initial base salary.

Annual Salary Increases.  We typically increase the base salaries of our named executive officers in the beginning of each year following the completion of our prior year individual performance reviews in an amount equal to an approximate cost of living adjustment.  We do so to recognize annual increases in the cost of living and to ensure that our base salaries remain market competitive.  We refer to our typical annual base salary increases as “merit increases.”  In addition, we may make additional upward adjustments to a particular executive’s base salary to compensate an executive for assuming increased roles and responsibilities, to reward an executive for superior individual performance, to retain an executive at risk of recruitment by other companies, and/or to bring an executive’s base salary closer to the 50th to 75th percentile of companies in our peer group.  Although merit increases were made to the base salaries of our named executive officers during 2011, no market adjustments were made to any of their base salaries.

The merit increases for our named executive officers who were executives at the time of the increase in 2011 ranged from 2.50% to 2.75% over 2010 base salaries.  2011 base salaries (effective as of February 1, 2011), the percentage increases compared to 2010 base salaries, and the 2011 base salaries compared to the peer 50th percentile are provided in the table below for each of our named executive officers who were executives at the time of the merit increase:

Name	2011 base salary ($)	2011 base salary % increase compared to 2010	2011 base salary compared to peer group 50th percentile
Douglas W. Kohrs	503,913	2.52%	4% below
Carmen L. Diersen	333,938	2.75%	10% above
Stéphan Epinette(1)	294,172	2.50%	2% below
Kevin M. Klemz	277,425	2.75%	8% below
Andrew E. Joiner	337,738	2.50%	12% above

(1)                                 Mr. Epinette’s base salary is paid in Euros and was €213,204 for 2011.  For purposes of the peer group comparison, a conversion rate of one Euro to $1.37977 was used to convert Mr. Epinette’s base salary into U.S. dollars.

The difference in whether an executive received a 2.50% or 2.75% merit increase was based primarily on the results of the executive’s performance review for 2010.  In evaluating the performance of Mr. Kohrs and the amount of his percentage merit increase for 2011 compared to 2010, the compensation committee reviewed Mr. Kohrs’s self-review, discussed his performance amongst its members and sought the input of the non-executive directors.  In assessing the performance of Mr. Kohrs, the compensation committee evaluated primarily Mr. Kohrs’s ability to achieve his goals and objectives and lead the company.

Short-Term Cash Incentive Compensation

Our short-term cash incentive compensation is paid as an annual cash incentive bonus under our employee performance incentive compensation plan and, in the case of Mr. Epinette, also under our French incentive compensation scheme. In addition, Mr. Epinette also received an additional discretionary cash bonus for 2011 performance.

Employee Performance Incentive Compensation Plan.  Annual cash incentive bonuses under our employee performance incentive compensation plan are intended to compensate executives, as well as other employees, for achieving annual company-wide financial goals and individual performance goals. Target bonus amounts (60% of base salary for Mr. Kohrs, 50% of base salary for each of Mr. Joiner, Ms. Diersen and Mr. Mowry, 40% of base salary for Mr. Klemz and 30% of base salary for Mr. Epinette) were established under each named executive officer’s employment agreement at the time such agreements were entered into, with actual bonuses for a given year being based upon the achievement of the applicable performance objectives. Mr. Mowry’s target bonus amount was determined by our board of directors, upon recommendation by our compensation committee, based on their consideration of our overall compensation program and market standards for compensation paid to similarly-situated executives at other companies based on their general knowledge of the competitive market and peer group data gathered by Mercer earlier in the year. The 2011 target bonus percentages for our named executive officers did not change from their 2010 levels.  Based on an executive compensation analysis by Mercer in May 2011, the target bonus percentages for our named executive officers were either at or below the 50th percentile for executives with similar positions in our peer group.  Based, in part, on such information, Mr. Kohrs’s target bonus percentage for 2012 will increase from 60% of base salary to 80% of base salary in order to bring his target short-term incentive opportunity and target cash compensation closer to the 50th percentile since his target short-term incentive opportunity was below the 25th percentile and his target cash compensation was at the 25th percentile of our peer group.

For 2011, payouts under our employee incentive compensation plan to our named executive officers were based 80% upon achievement of corporate performance goals and 20% upon the named executive officer’s achievement of individual performance goals. For 2011, the corporate performance goals related to the following performance metrics:  adjusted revenue, gross margin as a percentage of adjusted revenue, adjusted EBITDA, adjusted revenue from new products and inventory months on hand, in each case as adjusted for certain items, including changes to foreign currency exchange rates and items that are unusual and not reflective of normal operations. The weightings for each of the corporate performance metrics for purposes of determining the achievement of the corporate performance goals portion of the payout are set forth in the table below.

For 2012, the payout under our employee performance incentive compensation plan for Mr. Kohrs will be based 100% upon achievement of corporate performance goals, with no individual performance component, and the 80% and 20% split between corporate performance goals and individual performance goals will change for certain other executives, including Ms. Diersen and Mr. Mowry, whose 2012 payouts will be based 90% upon achievement of corporate performance goals and only 10% upon achievement of individual performance goals, and Mr. Epinette, whose 2012 payout will be based 20% upon achievement of corporate performance goals, 70% upon achievement of divisional performance goals and 10% upon achievement of individual performance goals.  The corporate performance goals for 2012 will relate to the same performance metrics as in 2011, except that free cash flow will replace inventory months on hand, and the weightings of some of the performance metrics will change slightly.

The table below sets forth the financial performance metrics and goals for 2011 which were established by our board of directors, upon recommendation of our compensation committee, in February 2011, the range of possible payouts, and the actual payout percentage for our named executive officers based on the actual performance achieved. At his time of hire, our board of directors, upon recommendation of the compensation committee, determined that the portion of Mr. Mowry’s 2011 pro-rated annual cash incentive bonus tied to corporate performance goals should be based upon achievement of the same financial performance goals applicable to our other named executive officers’ 2011 annual cash incentive bonuses in order to encourage consistent behavior among our executives and promote the achievement of overall corporate performance goals. For 2011, Mr. Mowry received a pro-rated annual cash incentive bonus based on the number of days he was employed by our company in 2011.

If performance achieved falls between the threshold, target and maximum levels, actual payout percentages are determined on a sliding scale basis, with payouts for each performance metric starting at 50% of target for minimum performance achievement and capped at 150% of target for maximum achievement. For 2011, the total weighted-average payout percentage applicable to the portion of the 2011 annual cash incentive bonus tied to objective corporate performance goals was 57.7%, as detailed in the table below. The compensation committee approved payouts at this percentage for the portion of the named executive officers’ bonuses tied to corporate performance goals.

		Performance goals(1)			Payout percentage			2011	Level of fiscal 2011
Performance metric	Weighting	Threshold	Target	Maximum	Threshold	Target	Maximum	performance(2)	payout
Adjusted revenue(3)	40%	$252.4 million	$259.0 million	$272.9 million	50%	100%	150%	$254.9 million	69.2%
Adjusted EBITDA(5)	20%	$31.0 million	$33.7 million	$38.2 million	50%	100%	150%	$28.8 million	0.0%
Adjusted gross margin % of revenue(4)	20%	72.7%	73.0%	73.5%	50%	100%	150%	71.6%	0.0%
Adjusted revenue from new products(6)	10%	$7.0 million	$8.0 million	$9.0 million	50%	100%	150%	$16.9 million	150.0%
Adjusted inventory months on hand(7)	10%	14.9	14.9	14.2	50%	100%	150%	13.4	150.0%

(1)                                     The performance goals were established based on an assumed foreign currency exchange rate of 1.32 U.S. dollars for 1 Euro, which represented an anticipated average rate of foreign exchange for 2011 and which was the foreign currency exchange rate used by our company for 2011 budgeting purposes.

(2)                                     The compensation committee determined 2011 bonus amounts after reviewing our unaudited financial statements for 2011, which were adjusted for changes to foreign currency exchange rates and which were subject to additional discretionary adjustment by the compensation committee for items that are unusual and not reflective of normal operations. For purposes of determining 2011 bonus amounts, in addition to foreign currency exchange rate adjustments, the compensation committee made additional adjustments discussed in the notes below. Accordingly, the figures included in the “2011 performance” column reflect foreign currency exchange rate and discretionary adjustments and differ from the figures reported in our 2011 audited financial statements.

(3)                                     “Adjusted revenue” means our revenue for 2011, as adjusted for changes to foreign currency exchange rates.

(4)                                     “Adjusted gross margin % of revenue” means our gross profit divided by our revenues for 2011, as adjusted for changes to foreign currency exchange rates.

(5)                                     “Adjusted EBITDA” means our net loss for 2011 before interest expense, income tax expense and benefit, depreciation and amortization, as adjusted further to give further effect to non-operating income and expense, foreign currency transaction gains and losses, share-based compensation, loss on extinguishment of debt, special charges, restructuring charges and operating expenses from a consolidated variable interest entity.

(6)                                     “Adjusted revenue from new products” means our revenue for 2011 attributable to new products, as adjusted for changes to foreign currency exchange rates.  We define “new products” for purposes of this performance metric as products introduced, during 2011.

(7)                                     “Adjusted inventory — months on hand” means months of inventory as of the balance sheet date based on 2011 cost of goods sold, as adjusted for changes to foreign currency exchange rates..

In order to foster cooperation and communication among our executives, our compensation committee places primary emphasis on overall corporate performance goals rather than individual performance goals as evidenced by the fact that 80% of our executives’ annual cash incentive plan payout was determined based on the achievement of corporate performance goals and only 20% based on achievement of individual performance goals.  The individual performance goals used to determine the payout under our employee performance incentive compensation plan are known as management performance objectives, known internally as MBOs.  MBOs are generally five written, measurable and specific objectives agreed to and approved by the executive and the CEO and the compensation committee. All MBOs were weighted by agreement, with areas of critical importance or critical focus weighted most heavily. As described above, each of our named executive officers participated in a review process during the beginning of 2012 and in connection with such review was rated (on a scale from one to five with a rating of three representing target or “on plan” performance) depending upon whether, and at times, when, their MBOs for 2011 were achieved. These ratings were then used to determine the portion of the final bonus payout attributable to MBOs.

The MBOs for each named executive officer for 2011 related primarily to the continued implementation of a high performance management system that we established at the end of 2010 that focuses executives’ efforts on our vital few programs and action items and objectives to work toward fulfilling our corporate mission, vision and values. Mr. Kohrs’s MBOs related to revenues, gross margins, operating leverage improvements, number of new products launched and revenue from new products, efficient inventory management, distribution optimization, HR and IT system improvements, execution of our initial public offering and cash flow objectives.  Ms. Diersen’s MBOs related to the execution of our initial public offering, internal control over financial reporting objectives, the establishment of a global ERP, internal financial reporting objectives and cash flow objectives.  Mr. Mowry’s MBOs related to the product development process, increased instrument set implementation, cost of goods sold improvements, and organizational improvements.  Mr. Epinette’s MBOs related to international revenues, international new products launched and distribution optimization goals.  Mr. Klemz’s MBOs related to the establishment of a contract management system, cost efficient legal support, disclosure controls and procedures, corporate compliance training and board materials.  Our board of directors, upon recommendation of the compensation committee, determined that Messrs. Kohrs, Mowry, Epinette and Klemz achieved 115%, 98%, 115% and 107% of their respective MBOs, and Ms. Diersen achieved 90% of her MBOs, and approved payouts at these percentages for the portion of the executives’ bonuses tied to individual performance, or the MBOs.

For 2011, the payout percentages attributable to corporate performance represented 80% and individual performance represented 20% of the named executive officers’ overall annual cash incentive bonus, which resulted in payouts at approximately the following aggregate percentages: (i) Mr. Kohrs —69%, (ii) Ms. Diersen —64%, (iii) Mr. Mowry —66%, (iv) Mr. Epinette —69%, and (v) Mr. Klemz, 67%. As a result of his termination of employment, Mr. Joiner was not eligible to receive and did not receive an annual cash incentive bonus based on 2011 performance.

The table below sets forth, with respect to each named executive officer, the maximum potential bonus opportunity as a percentage of base salary, the maximum potential bonus and actual bonus paid under the employee performance incentive compensation plan for 2011:

Name	Maximum potential bonus as percentage of base salary	Maximum potential bonus ($)	Actual bonus paid ($)	Actual bonus paid as a percentage of base salary
Douglas W. Kohrs	90% (150% of 60%)	422,875	209,134	42%
Carmen L. Diersen	75% (150% of 50%)	233,235	106,888	32%
David H. Mowry	75% (150% of 50%)	100,691	46,627	14%
Stéphan Epinette(1)	45% (150% of 30%)	125,840	58,526	21%
Kevin M. Klemz	60% (150% of 40%)	155,012	74,730	27%
Andrew E. Joiner	75% (150% of 50%)	204,634	0	0%

(1)                                 A conversion rate of one Euro to $1.32574 was used to convert Mr. Epinette’s bonus opportunity and bonus paid into U.S. dollars.

French Incentive Compensation Scheme.  In addition to participating in our employee performance incentive compensation plan, Mr. Epinette participates in an incentive compensation scheme on the same basis as other employees of our French operating subsidiary. This incentive compensation scheme enables our French operating subsidiary to provide its employees with a form of compensation that is efficient with respect to income tax and mandated social contributions in France, insofar as the payments made under the French incentive compensation scheme, which receives preferential tax treatment, are exempted from social security contributions. Pursuant to the French incentive compensation scheme, employees of our French operating subsidiary may receive an annual incentive cash payment equal to a specified percentage of their base salary, up to certain statutory limits. In 2011, employees were eligible to receive up to 16% of base salary, up to a statutory limit of €17,676. For 2011, annual incentive payments were dependent on the achievement of performance goals relating to adjusted revenue, adjusted EBITDA, revenue over net value of implants and instruments and on-time delivery to market of certain new products, in each case as adjusted for certain items similar to the adjustments that apply to the corporate performance goals established under our employee performance incentive compensation plan.

The table below sets forth the 2011 financial performance metrics for the French incentive compensation scheme, the range of possible payouts for Mr. Epinette based on the performance achieved, and the estimated actual payout percentage for Mr. Epinette based on the performance achieved.  If performance achieved falls between the threshold and target/maximum levels, actual payout percentages are determined on a sliding scale basis, with payouts starting at 0.25% of base salary for minimum performance achievement and capped at 4% of base salary for target/maximum achievement. Although the actual payout percentages and Mr. Epinette’s actual 2011 incentive payment amount under the French incentive compensation scheme will be determined, on a final basis, and paid during mid-2012 after the French employee committee meets and approves the final payouts, it is anticipated that the actual payout percentages for Mr. Epinette’s actual 2011 payment amount under the French incentive compensation scheme will be as set forth in the table below, resulting in an anticipated payment to Mr. Epinette of the maximum statutory limit of €17,676.

				Payout
		Performance goals(1)		Threshold (% of base	Target/max. (% of base	2011	Level for 2011
Performance metric	Weighting	Threshold	Target/max.(3)	salary)	salary)	performance(2)	payment
Adjusted revenue(4)	25%	$221.6 million	$260.7 million	0.25%	4%	$254.9 million	3.3%
Adjusted EBITDA(5)	25%	$28.6 million	$33.7 million	0.25%	4%	$28.8 million	0.3%
Adjusted revenue/net value of implants and instruments(6)	25%	1.67	1.96	0.25%	4%	2.00	4%
On-time delivery to market of new products(7)	25%	N/A	N/A	0.25%	4%	100%	4%

(1)                                 The performance goals were established based on an assumed foreign currency exchange rate of 1.32 U.S. dollars for 1 Euro, which represented an anticipated average rate of foreign exchange for 2011 and which was the rate of foreign exchange used by our company for 2011 budgeting purposes.

(2)                                 The compensation committee determined incentive payment amounts after reviewing our unaudited financial statements for the applicable year, which were adjusted for changes to the foreign currency exchange rates and which were subject to further discretionary adjustment by our compensation committee for items that are unusual and not reflective of normal operations. For purposes of determining 2011 bonus amounts, in addition to foreign currency exchange adjustments, the compensation committee made additional adjustments discussed in the notes below. Accordingly, the figures included in the “2011 performance” column reflect foreign currency exchange rate and discretionary adjustments and differ from the figures reported in our 2011 audited financial statements.

(3)                                 Under the French incentive compensation scheme, the maximum possible payout is 16% of base salary, up to a statutory limit of €17,676, which is based on 100% achievement of target levels. Therefore, target and maximum performance and payout amounts are the same for the purposes of the French incentive compensation scheme.

(4)                                 “Adjusted revenue” means our revenue for 2011, as adjusted for changes to the foreign currency exchange rates.

(5)                                 “Adjusted EBITDA” means our net loss for 2011 before interest expense, income tax expense and benefit, depreciation and amortization, as adjusted further to give further effect to non-operating income and expense, foreign currency transaction gains and losses, share-based compensation, loss on extinguishment of debt, special charges, restructuring charges and operating expenses from a consolidated variable interest entity.

(6)                                 “Adjusted revenue/net value of implants and instruments” means revenue for 2011, as adjusted as described in note (4) above, divided by the net value of our inventory of raw materials, semi-finished products, and finished goods inventory in warehouses and with customers, plus the net value of implants and instruments, subject to adjustment for changes to the foreign currency exchange rates.

(7)                                 “On-time delivery to market of new products” means the timely release of certain new, strategic products by specific dates. The target/maximum payout amount with respect to this metric assumes the timely release of all new products scheduled to be delivered for a given year, whereas the threshold payout amount is determined by dividing 4% (the target/maximum payout for this metric) by the number of new products scheduled to be delivered for a given year.

Additional Discretionary Bonus.  In addition to payouts under our employee incentive compensation plan and French incentive compensation scheme, Mr. Epinette received an additional discretionary bonus of €21,600 to recognize the performance of Tornier’s international business during 2011.

Long-Term Equity-Based Incentive Compensation

Generally.  Our compensation committee’s primary objectives with respect to long-term equity-based incentives are to align the long-term interests of our executives with the long-term interests of our shareholders by creating a strong and direct linkage between compensation and long-term shareholder return, promote stock ownership and create significant incentives for retention.  Long-term equity-based incentives typically comprise a significant portion of each named executive officer’s compensation package, consistent with our executive compensation philosophy discussed above.  For 2011, equity-based compensation comprised 73% of the total compensation for our CEO and ranged from 46% to 81% of the total compensation for our other named executive officers who remain executives of our company, assuming grant date fair value for equity awards.

Prior to our initial public offering in February 2011, we granted stock options under our prior stock option plan, which is now the Tornier N.V. Amended and Restated Stock Option Plan and referred to in this report as our prior stock option plan. As of February 2, 2011, we ceased making grants under our prior stock option plan and subsequently have granted stock options and other equity-based awards under our new stock incentive plan, the Tornier N.V. 2010 Incentive Plan referred to in this report as our stock incentive plan.  Both our board of directors and shareholders have approved our stock incentive plan, pursuant to which our named executive officers (as well as other executives and key employees) are eligible to receive equity-based incentive awards.  For more information concerning the terms of our stock incentive plan, we refer you to “Executive Compensation—Grants of Plan-Based Awards— Tornier N.V. 2010 Incentive Plan.”  All equity-based incentive awards granted to our named executive officers during 2011 were made under our stock incentive plan.

To assist our board of directors in granting, and our compensation committee and management in recommending the grant of, equity-based incentive awards, our compensation committee, upon recommendation of Mercer, in February 2011, adopted long-term incentive grant guidelines.  In addition to our long-term incentive grant guidelines, our board of directors has adopted a stock grant policy document, which includes policies that our board of directors and compensation committee follows in connection with granting equity-based incentive awards, including the long-term incentive grant guidelines.

Types of Equity Grants.  Under our long-term incentive grant guidelines and our policy document, our board of directors, upon recommendation of the compensation committee, generally grants three types of equity-based incentive awards to our named executive officers:  performance recognition grants, talent acquisition grants and special recognition grants.  On limited occasion, our compensation committee may grant purely discretionary awards.  During 2011, only performance recognition grants and talent acquisition grants were made to our named executive officers.

Performance recognition grants are discretionary annual grants that are made during mid-year in order to give the compensation committee another formal opportunity during the year to review executive compensation and recognize executive and other key employee performance.  During 2011, the performance recognition grants were made in May 2011.  During 2012, the performance recognition grants will be made in July or August 2012, assuming we receive shareholder approval of a proposed increase in the number of ordinary shares available for issuance under our stock incentive plan at our 2012 annual general meeting of shareholders.  The recipients and the size of the performance recognition grants are determined, on a preliminary basis, by our Human Resources department based on our long-term incentive grant guidelines and the 10-trading day average closing sale price of our ordinary shares as reported by the NASDAQ Global Select Market and as determined one week prior to the corporate approval of the awards, and then, ultimately, by our board of directors, upon recommendation by our compensation committee.  Under our long-term incentive grant guidelines for annual performance recognition grants, our named executive officers receive a certain percentage of their respective base salaries in stock options and stock grant awards (granted in the form of restricted stock units and referred to as stock awards or RSUs in this CD&A and elsewhere in this report).

Once the target total long-term equity value is determined for each executive based on the executive’s relevant percentage of base salary, one-half of the value is provided in stock options and the other one-half of the value is provided in stock awards.  The reasons why we use stock options and stock awards are described below under the headings “—Stock Options” and “—Stock Awards.”  The target dollar value to be delivered in stock options (50% of the target total long-term equity value) is divided by the Black-Scholes value of one ordinary share to determine the number of stock options, which number may then be rounded to the nearest whole number or in some cases multiple of 100. The number of stock awards is calculated using the intended dollar value (50% of the target total long-term equity value) divided by the 10-trading day average closing sale price of our ordinary shares as reported by the NASDAQ Global Select Market and as determined one week prior to the date of anticipated corporate approval of the award, which number may then be rounded to the nearest whole number or in some cases multiple of 100. Typically, the number of ordinary shares subject to stock awards is fewer than the number of ordinary shares that would have been covered by a stock option of equivalent target value.  The actual number of stock options and stock awards granted may then be pared back so that the estimated run rate dilution under our stock incentive plan is acceptable to our compensation committee (i.e., approximately 2.75% for 2011).  The CEO next reviews the preliminary individual awards and may make discretionary adjustments.  No such discretionary adjustments were made by our CEO for any grants to our named executive officers during 2011.  Such proposed individual awards are then presented to the compensation committee, which then recommends awards to our board of directors for approval.  After such board approval, awards are issued, with the exercise price of the stock options equal to the per share closing sale price of our ordinary shares on the grant date.  In determining the number of stock options or stock awards to make to an executive as part of a performance recognition grant, previous awards, whether vested or unvested, granted to such individual have no impact.

The table below describes our long-term incentive grant guidelines for annual performance recognition grants that applied to our named executive officers for 2011.  Since Mr. Mowry did not receive an annual performance recognition grant for 2011, he is not listed in the table.

Named executive officer	Grade level	Incentive grant guideline expressed as % of base salary for grade level	Incentive grant guideline dollar value of long-term incentives ($)
Douglas W. Kohrs	11	275%	1,385,761
Carmen L. Diersen	9	125%	417,423
Stéphan Epinette(1)	7	100%	286,997
Kevin M. Klemz	7	100%	277,425
Andrew D. Joiner	7	100%	337,738

(1)                                 A conversion rate of one Euro to $1.37977 was used to convert Mr. Epinette’s base salary into U.S. dollars.

Consistent with our guiding principles that we seek to align the interests of our executives with those of our shareholders by providing a significant portion of compensation in equity-based awards and the portion of an executive’s total compensation that varies with performance and is therefore at risk should increase with the level of an individual’s responsibility, the incentive grant guidelines, expressed as percentages of base salary and dollar values, increase as an executive’s level of responsibility increases.  The incentive grant guidelines expressed as a percentage of average base salary by grade level were benchmarked by Mercer against our peer group.

Talent acquisition grants are made in the form of stock options and stock awards, and are used for new hires.  These grants are considered and approved by our board of directors, upon recommendation of our compensation committee, as part of the executive’s compensation package at the time of hire (with the grant date and the exercise price delayed until the hire date) or shortly thereafter.  As with our performance recognition grants, the size of our talent acquisition grants is determined by dollar amount (as opposed to number of underlying shares), and under our long-term incentive grant guidelines, is generally two times the long-term incentive grant guidelines for annual performance recognition grants.  We have set talent acquisition grants at two times the long-term incentive grant guidelines for annual performance recognition grants, upon recommendation by Mercer, because we recognize that higher initial grants often are necessary to attract a new executive, especially an executive who may have accumulated a substantial amount of equity-based long-term incentive awards at a previous employer that the executive would typically forfeit upon acceptance of employment with us.  In some cases, we need to further increase a talent acquisition grant in order to attract an executive.

Our compensation committee made annual performance recognition grants and talent acquisition grants to one or more of our named executive officers during 2011, as described in more detail below under the heading “—2011 Equity Awards.”

Stock Options.  Historically, we have granted stock options to our named executive officers, as well as other key employees. We believe that options effectively incentivize our employees to maximize our company performance, as the value of awards is directly tied to an appreciation in the value of our ordinary shares, and provide an effective retention mechanism as a result of the applicable vesting mechanics of the options. An important objective of our long-term incentive program is to strengthen the relationship between the long-term value of the price of our ordinary shares and the potential financial gain for employees.  Stock options provide recipients with the opportunity to purchase our ordinary shares at a price fixed on the grant date regardless of future market price.  The vesting of our stock options is generally time-based.  Consistent with our historical practice, 25% of the shares underlying the stock option typically vest on the one-year anniversary of the grant date (or if later, on the hire date) and the remaining 75% of the underlying shares vest over a three-year period thereafter in 12 as nearly equal as possible quarterly installments.  Our policy is to only grant options with an exercise price equal to or more than 100% of the fair market value of our ordinary shares on the grant date.

A stock option becomes valuable only if the per share price of our ordinary shares increases above the per share exercise price of the option and the holder of the option remains employed during the period required for the option to vest.  This provides an incentive for an option holder to remain employed by us.  In addition, stock options link a portion of an employee’s compensation to the interests of our shareholders by providing an incentive to achieve corporate goals and increase the market price of our ordinary shares over the four-year vesting period.

During 2011, in order to comply with Dutch insider trading laws, we timed our option grants to occur on the third trading day after the public release of our financial results for our most recently ended quarter and on the first full trading day thereafter that is not during a “closed period” for our French employees (including Mr. Epinette).  Since we believe we have established a practice of granting annual equity awards at our regularly scheduled board of directors meeting held during mid-year, we anticipate changing our practice during 2012 so that option grants as well as stock awards will occur on the same date as the corporate approval date, except for the grant of equity awards to our French employees which under the terms of our French sub-plan under our stock incentive plan may not be granted during quarterly blackout periods.

Stock Awards.  Stock awards are intended to retain key employees, including our named executive officers, through vesting periods.  Stock awards provide the opportunity for capital accumulation and more predictable long-term incentive value than stock options.  All of our stock awards are stock grants in the form of restricted stock units, which is a commitment by us to issue ordinary shares at the time the stock award vests.

The specific terms of vesting of a stock award depend upon whether the award is a performance recognition grant or talent acquisition grant.  Performance recognition grants of stock awards are made mid-year and vest, or become issuable, in four as nearly equal as possible annual installments on June 1stof each year, commencing on the June 1st of the year following the year of grant.  Talent acquisition grants of stock awards granted to new hires vest in a similar manner, except that the first installment is pro-rated, depending upon the grant date.  Due to the provisions of local law and the terms of our French sub-plan under our stock incentive plan, stock awards issued to our French employees (including Mr. Epinette) vest on a different schedule than the one described above for stock awards.  These stock awards vest and become issuable as to 50% of the underlying shares on the second year anniversary of the grant date and thereafter vest, on a cumulative basis, as to 25% of the underlying shares on June 1stof each subsequent year.

2011 Equity Awards.  Our board of directors, upon recommendation of the compensation committee, made annual performance recognition grants and talent acquisition grants to one or more of our named executive officers during 2011.

The table below describes the actual performance recognition grants made to our named executive officers in 2011 and the applicable long-term incentive grant guideline for such performance recognition grants for these executives for 2011.  Since Mr. Mowry did not receive an annual performance recognition grant for 2011, he is not listed in the table.

Named executive officer	Stock options	Stock awards	Value per long-term incentive grant guideline(1) ($)
Douglas W. Kohrs	86,480	32,950	1,385,761
Carmen L. Diersen	26,050	9,920	417,423
Stéphan Epinette(2)	17,910	6,820	286,997
Kevin M. Klemz	17,310	6,600	277,425
Andrew D. Joiner(3)	21,080	8,030	337,738

(1)                                 The value per long-term incentive grant guideline of the annual performance recognition grants is based on the value calculated under our long-term incentive grant guidelines and does not necessarily match the grant date fair value of the equity awards under applicable accounting rules and as set forth in the Grants of Plan Based Awards Table later in this report.

(2)                                 A conversion rate of one Euro to $1.37977 was used to convert Mr. Epinette’s base salary into U.S. dollars.

(3)                                It is anticipated that Mr. Joiner’s consulting arrangement will terminate on June 30, 2012.  Upon such termination, all of Mr. Joiner’s unvested option awards and unvested stock awards will terminate at that time and any unexercised vested option awards will expire 90 days thereafter.

Mr. Mowry was not granted a performance recognition grant in 2011 because he was not employed as of the grant date and instead received a talent acquisition grant in August 2011 as described below.  As part of his talent acquisition grant, Mr. Mowry received an additional aggregate $200,000 in stock options and stock awards above and beyond the value of his talent acquisition grant pursuant to our long-term incentive grant guidelines in order to offset the retentive incentive he forfeited at his prior employer by joining our company.  The table below describes the talent acquisition grant made to Mr. Mowry in 2011 and the long-term incentive grant guideline for a talent acquisition grant for Mr. Mowry for 2011:

Named executive officer	Stock options	Stock awards	Value of long-term incentive grant guideline(1) ($)
David H. Mowry	48,490	18,480	1,137,500

(1)                                 The value per long-term incentive grant guideline of the talent acquisition grants is based on the value calculated under our long-term incentive grant guidelines and does not necessarily match the grant date fair value of the equity awards under applicable accounting rules and as set forth in the Grants of Plan Based Awards Table later in this report.

Additional information concerning the long-term incentive compensation information for our named executive officers for 2011 is included in the Summary Compensation Table and Grants of Plan-Based Awards Table later in this report.

All Other Compensation

Retirement Benefits.  In 2011, each of our named executive officers had the opportunity to participate in retirement plans maintained by our operating subsidiaries, including our U.S. operating subsidiary’s 401(k) plan and, with respect to Mr. Epinette, our French operating subsidiary’s government-mandated pension plan and a government-mandated pension plan for managerial staff, or the Retraite Complémentaire, on the same basis as our other employees. We believe that these plans provide an enhanced opportunity for our executives to plan for and meet their retirement savings needs. Mr. Epinette also participated in our French operating subsidiary’s defined contribution pension plan for key employees, or the Retraite Supplémentaire, on the same basis as other key employees. The Retraite Supplémentaire is intended to supplement the state pension plans mandated by French labor laws and to provide participants with a form of compensation that is efficient with respect to income tax and mandated social contributions.  Except for these plans, we do not provide pension arrangements or post-retirement health coverage for our employees, including our named executive officers.  We also do not provide any nonqualified defined contribution or other deferred compensation plans.

Relocation Benefits.  We provide new hires and employees who we request to relocate with standard, market competitive relocation benefits, including reimbursements of and payments for certain relocation expenses. In July 2011, Mr. Mowry, who owned a home and lived in California, commenced employment as our new Chief Operating Officer. We reimbursed Mr. Mowry for certain relocation expenses, such as moving expenses, as included within the “All other compensation” column of the Summary Compensation Table and quantified in the related note to that column. In addition, in order to ease in his move and transition to the Minneapolis/St. Paul area, we agreed to provide Mr. Mowry a monthly housing stipend of $3,000 for 24 months for his rental payments and utilities for housing in or near Minneapolis/St. Paul and/or maintaining his home in California.  The amount of the monthly housing stipend was determined based on average monthly rentals for an apartment in downtown Minneapolis.

Perquisites and Other Benefits.  Our named executive officers receive other benefits, which also are received by our other employees, including the ability to purchase our ordinary shares at a discount with payroll deductions under our tax-qualified employee stock purchase plan, and health, dental and life insurance benefits.  We provide limited additional modest perquisites to our named executive officers, only on a case-by-case basis, including the housing stipend for Mowry described above and an automobile allowance for Mr. Epinette. We provided Mr. Epinette with an automobile allowance on the same basis as other key employees of our French operating subsidiary pursuant to our company policy, which we believe is necessary in light of the competitive market for talent in our industry.

Change in Control and Post-Termination Severance Arrangements

Change in Control Arrangements.  To encourage continuity, stability and retention when considering the potential disruptive impact of an actual or potential corporate transaction, we have established change in control arrangements, including provisions in our prior stock option plan, our current stock incentive plan and written employment agreements with our executives and other key employees, to incentivize our executives to remain with our company in the event of a change in control or potential change in control.  Pursuant to the terms of our current stock incentive plan and the individual award documents provided to recipients of awards under that plan, all stock options and stock awards under the plan become immediately vested (and, in the case of options, exercisable) upon the completion of a change in control of our company.  For more information, we refer you to the information under the heading “Executive Compensation—Potential Payments Upon Termination or Change in Control—Change in Control Arrangements—Generally.”  Thus, the immediate vesting of stock options and stock awards is triggered by the change in control, itself, and thus is known as a “single trigger” change in control arrangement.  We believe our “single trigger” equity acceleration change in control arrangements provide important retention incentives during what can often be an uncertain time for employees and provide executives with additional monetary motivation to focus on and complete a transaction that our board of directors believes is in the best interests of our shareholders rather than seeking new employment opportunities.  If an executive were to leave prior to the completion of the change in control, non-vested awards held by the executive would terminate.

In addition, we have entered into employment agreements with our named executive officers and other officers that require us to provide them certain payments and benefits in the event of a change in control, most of which are payable only in the event their employment is terminated in connection with the change in control. These change in control protections were initially offered to induce the executives to accept or continue employment with our company and are primarily intended to retain our executives, provide consideration to an executive for certain restrictive covenants that apply following a termination of employment and to provide continuity of management in connection with a threatened or actual change in control transaction.  In the event the executive’s employment is terminated without cause or by the executive for “good reason” (as such term is defined in the employment agreements) within 12 months following a change in control, the executives will be entitled to receive a lump sum payment equal to his or her base salary plus target bonus for the year of termination, health and welfare benefit continuation for 12 months following termination and accelerated vesting of all unvested options and stock awards. In addition, Mr. Kohrs’s agreement provides that in the event the payments and benefits to which he is entitled pursuant to his agreement become subject to the excise tax under Section 4999 of the Internal Revenue Code of 1986, as amended, he will be entitled to a “gross-up” payment in order to cover such tax liability. These arrangements, and a quantification of the payment and benefits provided under these arrangements, are described in more detail under the heading “Executive Compensation—Potential Payments Upon Termination or Change in Control—Change in Control Arrangements.”  Other than the immediate acceleration of equity-based awards which we believe aligns our executives’ interests with those of our shareholders by allowing executives to participate fully in the benefits of a change in control as to all of their equity, in order for our named executive officers to receive any other payments or benefits as a result of a change in control of our company, there must be a termination of the executive’s employment, either by us without cause or by the executive for good reason.  The termination of the executive’s employment by the executive without good reason will not give rise to additional payments or benefits either in a change in control situation or otherwise.  Thus, these additional payments and benefits will not just be triggered by a change in control, but also will require a termination event not within the control of the executive, and thus are known as “double trigger” change in control arrangements. As opposed to the immediate acceleration of equity-based awards, we believe that other change in control payments and benefits should properly be tied to termination following a change in control, given the intent that these amounts provide economic security to ease in the executive’s transition to new employment.

We believe that our change in control arrangements are an important part of our executive compensation program.  We believe that these arrangements mitigate some of the risk that exists for executives working in a smaller company, where there is a meaningful likelihood that the company may be acquired.  These arrangements are intended to attract and retain qualified executives who may have employment alternatives that may appear to them, in light of a possible change in control of our company, to be less risky absent these arrangements.  We believe that relative to our overall value, our potential change in control benefits are relatively minor.  We confirm this belief on an annual basis by reviewing a tally sheet for each executive that summarizes the change in control and severance benefits potentially payable to each executive.  We also believe that the form and amount of such benefits are reasonable in light of those provided to executives by companies in our peer group and other companies with which we compete for executive talent and the amount of time typically required to find executive employment opportunities. We, thus, believe we must continue to offer such protections in order to remain competitive in attracting and retaining executive talent.

Other Severance Arrangements.  Each of our named executive officers is entitled to receive severance benefits upon certain other qualifying terminations of employment, other than a change in control, pursuant to the provisions of such executive’s employment agreement. These severance arrangements were initially offered to induce the executives to accept or continue employment with our company and are primarily intended to retain our executives and provide consideration to an executive for certain restrictive covenants that apply following a termination of employment. Additionally, we entered into the employment agreements because they provide us valuable protection by subjecting the executives to restrictive covenants that prohibit the disclosure of confidential information during and following their employment and limit their ability to engage in competition with us or otherwise interfere with our business relationships following their termination of employment. For more information on our employment agreements and severance arrangements with our named executive officers, see the discussions below under the headings “Executive Compensation—Summary Compensation—Employment Agreements” and “Potential Payments Upon a Termination or Change in Control”. In connection with his termination of employment, Mr. Joiner and our U.S. operating subsidiary entered into a separation agreement pursuant to which, in exchange for his execution of a general release, Mr. Joiner became entitled to the severance payments and benefits provided under his employment agreement and described below under the headings “Executive Compensation—Summary Compensation—Employment Agreements” and “Potential Payments Upon a Termination or Change in Control—Severance Arrangement with Andrew E. Joiner”.  We also entered into a consulting agreement with Mr. Joiner which we believed was helpful in transitioning his duties and responsibilities to other employees.

Compensation Committee Report

Our compensation committee has reviewed and discussed the foregoing “Compensation Discussion and Analysis” section of this report with our management. Based on this review and these discussions, our compensation committee has recommended to our board of directors that the foregoing “Compensation Discussion and Analysis” be included in this annual report on Form 10-K.

This report is dated February 13, 2012.

Compensation Committee

Sean D. Carney

Richard W. Wallman

Elizabeth H. Weatherman

Executive Compensation

Summary Compensation

The table below provides summary information concerning all compensation awarded to, earned by or paid to our principal executive officer, our principal financial officer and other named executive officers for the years ended January 1, 2012, January 2, 2011 and December 27, 2009.

SUMMARY COMPENSATION TABLE — 2011

Name and principal position	Year	Salary(1) ($)	Bonus(2) ($)	Stock awards(3) ($)	Option awards(4) ($)	Non-equity incentive plan compensation(5) ($)	All other compen- sation(6) ($)	Total ($)
Douglas W. Kohrs President, Chief Executive Officer and Executive Director	2011 2010 2009	503,422 490,333 477,210	0 0 0	830,340 0 0	1,067,336 913,625 478,661	209,134 236,994 289,189	0 0 0	2,610,232 1,640,952 1,245,060
Carmen L. Diersen(7) Global Chief Financial Officer	2011 2010	333,193 172,500	0 0	249,984 0	321,509 1,711,935	106,888 70,691	7,350 184,866	1,018,924 2,139,992
David H. Mowry(8) Chief Operating Officer	2011	143,844	0	436,313	539,650	46,627	35,706	1,202,140
Stéphan Epinette(9) Vice President, International Commercial Operations	2011 2010 2009	299,620 275,303 278,866	28,636 0 0	186,186 0 0	236,519 365,450 478,661	81,960 92,843 109,667	99,002 98,715 78,418	931,923 832,311 945,612
Kevin M. Klemz(10) Vice President, Chief Legal Officer and Secretary	2011 2010	276,806 81,865	0 0	166,320 0	213,640 899,925	74,730 26,839	7,350 0	738,846 1,008,629
Andrew E. Joiner(11) Former Vice President and General Manager, U.S., Commercial Operations	2011 2010 2009	292,334 327,417 304,500	0 0 0	202,356 0 0	260,169 456,825 239,330	0 130,901 156,818	93,899 6,701 0	848,758 921,844 700,648

(1)                                 Effective as of August 26, 2010, 5% of Mr. Kohrs’s annual base salary was allocated to his service as a member of our board of directors.

(2)                                 We generally do not pay any discretionary bonuses or bonuses that are subjectively determined and did not pay any such bonuses to any named executive officers in 2011, 2010 or 2009, except for a discretionary bonus to Mr. Epinette to recognize the performance of our international business during 2011. Annual cash incentive bonus payouts based on performance against pre-

established performance goals under our employee performance incentive compensation plan, and in the case of Mr. Epinette, our French incentive compensation scheme, are reported in the “Non-equity incentive plan compensation” column.

(3)                                 Amount reported represents the aggregate grant date fair value for stock awards granted to each named executive officer computed in accordance with FASB ASC Topic 718.  The grant date fair value is determined based on the per share closing sale price of our ordinary shares on the grant date.

(4)                                 Amount reported represents the aggregate grant date fair value for option awards granted to each named executive officer computed in accordance with FASB ASC Topic 718.  The grant date fair value is determined based on our Black-Scholes option pricing model.  The table below sets forth the specific assumptions used in the valuation of each such option award:

Grant date	Grant date fair value per share ($)	Risk free interest rate	Expected life	Expected volatility	Expected dividend yield
08/12/2011	11.13	1.29%	6.11 years	48.33%	0
05/12/2011	12.34	2.26%	6.11 years	48.60%	0
06/21/2010	11.41	2.42%	6.11 years	50.57%	0
06/03/2010	10.96	2.33%	5.48 years	49.74%	0
05/01/2009	7.18	1.70%	6.25 years	41.87%	0

(5)                                 Represents amounts paid under our employee performance incentive compensation plan, and for Mr. Epinette, also under our French incentive compensation scheme. The amount reflected for each year reflects the annual cash incentive bonus earned for that year but paid during the following year.  As a result of his termination of employment, Mr. Joiner was not eligible to receive an annual cash incentive bonus based on 2011 performance.

(6)                                 The amounts shown in this column for 2011 include the following with respect to each named executive officer:

Name	Retirement benefits(a) ($)	Severance benefits(b) ($)	Relocation benefits(c) ($)	Perquisites and other personal benefits(d) ($)	Total ($)
Mr. Kohrs	0	0	0	0	0
Ms. Diersen	7,350	0	0	0	7,350
Mr. Mowry	2,438	0	19,768	13,500	35,706
Mr. Epinette	69,442	0	0	29,560	99,002
Mr. Klemz	7,350	0	0	0	7,350
Mr. Joiner	6,707	87,192	0	0	93,899

(a)         Represents 401(k) matching contributions under the Tornier, Inc. 401(k) plan for Ms. Diersen and Messrs. Mowry, Klemz and Joiner and for Mr. Epinette the following retirement contributions on his behalf: (i) $5,118 in contributions to the French government mandated pension plan; (ii) $45,881 in contributions to our French operating subsidiary’s Retraite Complémentaire; and (iii) $18,443 in contributions to our French operating subsidiary’s Retraite Supplémentaire.

(b)         Represents:  (i) $42,217 in severance pay; (ii) $12,161 in reimbursement of health care coverage premiums; (iii) $30,314 in payout of accrued but unused vacation; and (iv) $2,500 in consulting payments, in each case paid to Mr. Joiner in connection with his termination of employment.

(c)          Represents $19,768 in moving expense reimbursements paid to Mr. Mowry in connection with his move to the Minneapolis/St. Paul area after his date of hire.

(d)         Represents $13,500 in a housing stipend for Mr. Mowry and $29,560 in automobile expenses for Mr. Epinette.

(7)                                 Ms. Diersen was appointed as Global Chief Financial Officer effective June 21, 2010.

(8)                                 Mr. Mowry was appointed as Chief Operating Officer effective July 20, 2011.

(9)                                 Mr. Epinette’s cash compensation was paid in Euro. The foreign currency exchange rate of 1.392 U.S. dollars for 1 Euro, which reflects an average conversion rate for 2011, was used to calculate Mr. Epinette’s base salary and all other compensation amounts for 2011. The foreign currency exchange rate of 1.32574 U.S. dollars for 1 Euro was used to calculate his annual cash incentive bonus under the employee performance incentive compensation plan and the French incentive compensation scheme.

(10)                          Mr. Klemz was appointed as Vice President, Chief Legal Officer and Secretary effective September 13, 2010.

(11)                          Mr. Joiner resigned as Vice President and General Manager, U.S., Commercial Operations effective November 15, 2011.

Employment Agreements.  We, through one of our operating subsidiaries, typically execute employment agreements in conjunction with the hiring or promotion of an executive officer.  Our named executive officers are generally compensated by the operating subsidiary to which such named executive officer primarily provided services. Tornier, Inc., our U.S. operating subsidiary, is a party to employment agreements with Mr. Kohrs, Ms. Diersen, Mr. Mowry and Mr. Klemz, which agreements are substantially the same other than differences in base salary, target annual bonus percentages and severance. The employment agreements have a specified term of three years and are subject to automatic renewal for one-year terms unless either we or the executive provides 60 days’ advance notice of a desire not to renew the agreement.  Under the agreements, each executive is entitled to a specified base salary, subject to increase but not decrease, is eligible to receive an annual cash bonus with a target bonus equal to a specified percentage of base salary (60% for Mr. Kohrs, 50% for each of Mr. Mowry and Ms. Diersen and 40% for Mr. Klemz), and is entitled to participate in the employee benefit plans and arrangements that we generally maintain for our senior executives. The employment agreement also contain severance provisions which are described under the heading “—Potential Payments Upon a Termination or Change in Control” and contain covenants intended to protect against the disclosure of confidential information during and following the executive’s employment, as well as restrictions on engaging in competition with our company or otherwise interfering with our business relationships, which extend through the first anniversary of the executive’s termination of employment for any reason.  With respect to certain executives, the employment agreements provide for certain limited additional benefits.  Under Mr. Mowry’s employment agreement, we agreed to provide Mr. Mowry a monthly housing stipend of $3,000 for 24 months and reimbursement of certain moving and travel costs to assist Mr. Mowry in his relocation to the Minneapolis/St. Paul area.

Tornier SAS, our French operating subsidiary, is a party to an employment agreement with Mr. Epinette, which does not have a specified term, but which may be terminated by either party in accordance with local law, and which is substantially similar to the employment agreements described above with respect to base salary, annual target bonus (30% of base salary), benefit participation and non-compete obligations. Pursuant to the agreement and French labor laws, Mr. Epinette is entitled to receive certain payments and benefits following a voluntary or involuntary termination of employment, which are described under the heading “—Potential Payments Upon a Termination or Change in Control.”

Equity and Non-Equity Incentive Compensation.  Our named executive officers received during 2011 grants of stock options and stock awards under our stock incentive plan.  These grants and our stock incentive plan are described in more detail under the headings “Compensation Discussion and Analysis” and “—Grants of Plan-Based Awards.”  Our named executive officers also received annual cash incentive bonuses under our employee performance incentive compensation plan for their 2011 performance.  In addition, Mr. Epinette will receive an annual cash incentive bonus in mid-2012 under our French incentive compensation scheme. The bonus amounts and these plans are described in more detail under the headings “Compensation Discussion and Analysis” and “—Grants of Plan-Based Awards.”

Retirement Benefits.  Under the Tornier, Inc. 401(k) Plan, participants, including our named executive officers, other than Mr. Epinette, may voluntarily request that we reduce his or her pre-tax compensation and contribute such amounts to the 401(k) plan’s trust up to certain statutory maximums. We contribute matching contributions in an amount equal to 3% of the participant’s eligible earnings for a pay period, or if less, 50% of the participant’s pre-tax 401(k) contributions (other than catch-up contributions) for that pay period. Mr. Epinette is eligible to participate and participates in our French operating subsidiary’s government-mandated pension plan, government-mandated pension plan for managerial staff, the Retraite Complémentaire, and defined contribution pension plan for key employees, the Retraite Supplémentaire, in each case on the same basis as other key employees of our French operating subsidiary. In 2011, pursuant to the Retraite Supplémentaire, our French operating subsidiary made contributions equal to approximately 6.5% of Mr. Epinette’s base salary on Mr. Epinette’s behalf. The Retraite Supplémentaire is intended to supplement the state pension plans mandated by French labor laws and to provide participants with a form of compensation that is efficient with respect to income tax and mandated social contributions.  Except for our French operating subsidiary’s government-mandated pension plan and a government-mandated pension plan for managerial staff, we do not provide pension arrangements or post-retirement health coverage for our employees, including our named executive officers.  We also do not provide any nonqualified defined contribution or other deferred compensation plans.

Severance Payments.  The “All other compensation” column of the Summary Compensation Table for 2011 includes amounts paid or accrued pursuant to a severance arrangement with Mr. Joiner and amounts paid to Mr. Joiner pursuant to a consulting arrangement entered into in connection with his separation of employment from our company.  The terms of these arrangements are described in more detail under the heading “—Potential Payments Upon Termination or Change in Control — Severance Arrangement —Andrew D. Joiner.”

Perquisites and Personal Benefits.  With respect to perquisites and personal benefits, we are required under Mr. Mowry’s employment agreement to provide Mr. Mowry a monthly housing stipend of $3,000 for 24 months and reimburse him for certain moving and travel costs to assist him in his relocation to the Minneapolis/St. Paul area.  In addition, we provide Mr. Epinette an automobile allowance.  The only other benefits that our named executive officers receive are benefits that are also received by our other employees, including the retirement benefits described above, an ability to purchase our ordinary shares at a discount with payroll deductions under our employee stock purchase plan and medical, dental, vision and life insurance benefits.

Indemnification Agreements.  We have entered into indemnification agreements with all of our named executive officers.  The indemnification agreements are governed by the laws of the State of Delaware (USA) and provide, among other things, for indemnification to the fullest extent permitted by law and our articles of association against any and all expenses (including attorneys’ fees) and liabilities, judgments, fines and amounts paid in settlement actually and reasonably incurred by the executive or on his or her behalf in connection with such action, suit or proceeding and any appeal therefrom.  We will be obligated to pay these amounts only if the executive acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interests of our company, and, with respect to any criminal action, suit or proceeding, had no reasonable cause to believe his or her conduct was unlawful.  The indemnification agreements provide that the executive will not be indemnified and advanced expenses (i) with respect to an action, suit or proceeding initiated by the executive unless so authorized by our board of directors or (ii) with respect to any action, suit or proceeding instituted by the executive to enforce or interpret the indemnification agreement unless the executive is successful in establishing a right to indemnification in such action, suit or proceeding, in whole or in part, or unless and to the extent that the court in such action, suit or proceeding determines that, despite the executive’s failure to establish the right to indemnification, he or she is entitled to indemnity for such expenses.  The indemnification agreement also set forth procedures that apply in the event of a claim for indemnification.

Grants of Plan-Based Awards

The table below provides information concerning grants of plan-based awards to each of our named executive officers during the year ended January 1, 2012.  Non-equity incentive plan-based awards were granted to our named executive officers under our employee performance incentive compensation plan, and in the case of Mr. Epinette, our French incentive compensation scheme.  Stock awards and option awards were granted under our stock incentive plan.  The material terms of these awards and the material plan provisions relevant to these awards are described in the notes to the table below or in the narrative following the table below.  We did not grant any “equity incentive plan” awards within the meaning of the SEC rules during the year ended January 1, 2012.

GRANTS OF PLAN-BASED AWARDS — 2011

		Board	Estimated future payouts under non- equity incentive plan awards(2)			All other stock awards: number of shares of	All other option awards: number of securities underlying	Exercise or base price of option	Grant date fair value stock and option
Name	Grant date	approval date(1)	Threshold(3) ($)	Target ($)	Maximum(4) ($)	stock or units(5) (#)	options(6) (#)	awards ($/Sh)	awards(7) ($)
Douglas W. Kohrs
Cash incentive award	01/03/11	02/22/11	12,082	302,053	422,875
Stock option	05/12/11	05/03/11					86,480	25.20	1,067,336
Stock grant	05/12/11	05/03/11				32,950			830,340
Carmen L. Diersen
Cash incentive award	01/03/11	02/22/11	6,664	166,596	233,235
Stock option	05/12/11	05/03/11					26,050	25.20	321,509
Stock grant	05/12/11	05/03/11				9,920			249,984
David H. Mowry
Cash incentive award	01/03/11	06/28/11	2,877	71,922	100,691
Stock option	08/12/11	06/28/11					48,490	23.61	539,650
Stock grant	08/12/11	06/28/11				18,480			436,313
Stéphan Epinette
Cash incentive award	01/03/11	02/22/11	3,595	89,886	125,840
French incentive compensation scheme award	01/03/11	06/14/11	749	24,605	24,605
Stock option	06/01/11	05/03/11					17,910	27.31	236,519
Stock grant	06/01/11	05/03/11				6,820			186,186
Kevin M. Klemz
Cash incentive award	01/03/11	02/22/11	4,429	110,723	155,012
Stock option	05/12/11	05/03/11					17,310	25.20	213,640
Stock grant	05/12/11	05/03/11				6,600			166,320
Andrew E. Joiner
Cash incentive award	01/03/11	02/22/11	5,847	146,167	204,634
Stock option	05/12/11	05/03/11					21,080	25.20	260,169
Stock grant	05/12/11	05/03/11				8,030			202,356

(1)

During 2011, the grant date and board approval date were different since in the case of our non-equity incentive plan awards, the grant date was effective as of January 3, 2011, the beginning of the relevant performance period, but the board approval date was the date that the performance criteria were determined. See note (2) below. In the case of the stock awards and option awards, during 2011, the grant date was not necessarily the board approval date since the grant date was the third full trading day after the public release of our then most recent financial results, or in the case of Mr. Epinette, the first full trading thereafter that was not during a closed period in accordance with our French sub-plan under our stock incentive plan and our equity grant procedures for French residents.

(2)

Represents amounts payable under our employee performance incentive compensation plan for 2011, which was approved by our board of directors in February 2011. The threshold, target and maximum estimated future payouts for Mr. Mowry under the plan have been prorated to reflect his July 20, 2011 start date. In addition, for Mr. Epinette, also represents amounts payable under our French operating subsidiary’s incentive compensation scheme governed by an agreement entered into by our French operating subsidiary on June 14, 2011. The foreign currency exchange rate of 1.392 U.S. dollars for 1 Euro, which reflects an average conversion rate for 2011, was used to calculate Mr. Epinette’s threshold, target and maximum awards. The actual amounts paid under the employee performance incentive compensation plan and French incentive compensation scheme are reflected in the “Non-equity incentive compensation” column of the Summary Compensation Table.

(3)

The threshold amount for awards payable under our employee performance incentive compensation plan and our French operating subsidiary’s incentive compensation scheme assumes the satisfaction of the threshold level of the lowest weighted financial performance goal.

(4)

Maximum amounts reflect payout of the portion of our annual cash incentive bonus tied to corporate financial performance goals at a maximum rate of 150% of target and the portion of our annual cash incentive bonus tied to individual performance goals at a rate of 100% of target under our employee performance incentive compensation plan. Target and maximum payout amounts are the same for the purposes of our French incentive compensation scheme.

(5)

Represents stock grants in the form of restricted stock units granted under our stock incentive plan. The restricted stock units vest and become issuable over time, with the last tranche becoming issuable on June 1, 2015, in each case, so long as the individual remains an employee or consultant of our company.

(6)

Represents options granted under our stock incentive plan. All options have a ten-year term and vest over a four-year period, with 25% of the underlying shares vesting on the one-year anniversary of the grant date and the remaining 75% of the underlying shares vesting over a three-year period thereafter in 12 as nearly equal as possible quarterly installments.

(7)	We refer you to notes (3) and (4) to the Summary Compensation Table for a discussion of the assumptions made in calculating the grant date fair value of stock awards and option awards.

Tornier N.V. Employee Performance Incentive Compensation Plan.  Under the terms of the Tornier N.V. Employee Performance Incentive Compensation Plan, our named executive officers, as well as other employees of our company, earn annual cash incentive bonuses based on our financial performance and individual objectives.  The material terms of the plan are described in detail under the heading “Compensation Discussion and Analysis — Short-Term Cash Incentive Compensation.”

French Performance Incentive Compensation Scheme.  Under the terms of the Tornier SAS Performance Incentive Compensation Scheme, Mr. Epinette, as well as other executives of our company who are employed by our French operating subsidiary, earn annual cash incentive bonuses based on our financial performance and the financial performance of our French operating subsidiary.  The material terms of the plan are described in detail under the heading “Compensation Discussion and Analysis — Short-Term Cash Incentive Compensation.”

Tornier N.V. 2010 Incentive Plan.  At our general meeting of shareholders on August 26, 2010, our shareholders approved the Tornier N.V. 2010 Incentive Plan, which we refer to as our stock incentive plan, which permits the grant of a wide variety of equity awards to our employees, including our employees, directors and consultants, including incentive and non-qualified options, stock appreciation rights, stock grants, stock unit grants, cash-based awards and other stock-based awards. Our stock incentive plan is designed to assist us in attracting and retaining our employees, directors and consultants, provide an additional incentive to such individuals to work to increase the value of our ordinary shares, and provide such individuals with a stake in our future which corresponds to the stake of each of our shareholders.

The stock incentive plan reserves for issuance a number of ordinary shares equal to the sum of (i) the number of ordinary shares available for grant under our prior stock option plan as of February 2, 2011 (not including issued or outstanding shares granted pursuant to options under our prior stock option plan as of such date) and (ii) the number of ordinary shares forfeited upon the expiration, cancellation, forfeiture, cash settlement or other termination following February 2, 2011 of an option outstanding as of February 2, 2011 under our prior stock option plan. As of January 1, 2012, 0.4 million ordinary shares remained available for grant under the stock incentive plan, and there were 4.6 million ordinary shares covering outstanding awards under such plan as of such date. For purposes of determining the remaining ordinary shares available for grant under the stock incentive plan, to the extent that an award expires or is cancelled, forfeited, settled in cash, or otherwise terminated without a delivery to the participant of the full number of ordinary shares to which the award related, the undelivered ordinary shares will again be available for grant. Similarly, ordinary shares withheld or surrendered in payment of an exercise price or taxes relating to an award under the stock incentive plan will be deemed to constitute shares not delivered to the participant and will be deemed to again be available for awards under the stock incentive plan. The total number of ordinary shares available for issuance under the stock incentive plan and the number of ordinary shares subject to outstanding awards are subject to adjustment in the event of any reorganization, merger, consolidation, recapitalization, liquidation, reclassification, stock dividend, stock split, combination of shares, rights offering, divestiture or extraordinary dividend (including a spin off) or any other similar change in our corporate structure or ordinary shares. In February 2012, our board of directors, upon recommendation of our compensation committee, approved an amendment to the stock incentive plan to the number of ordinary shares available for issuance under the stock incentive plan by 2.7 million, which amendment is subject to the approval of our shareholders.

Our board of directors has the ability to amend the stock incentive plan or any awards granted thereunder at any time, provided that, certain amendments are subject to approval by our shareholders and subject to certain exceptions, no amendment may adversely affect any outstanding award without the consent of the affected participant.  Our board of directors also may suspend or terminate the stock incentive plan at any time, and, unless sooner terminated, the stock incentive plan will terminate on August 25, 2020.

Under the terms of the stock incentive plan, stock options must be granted with a per share exercise price equal to at least 100% of the fair market value of an ordinary share on the grant date.  For purposes of the plan, the fair market value of our ordinary shares is the closing sale price of our ordinary shares, as reported by the NASDAQ Global Select Market.  We set the per share exercise price of all stock options granted under the plan at an amount at least equal to 100% of the fair market value of our ordinary shares on the grant date.  Options become exercisable at such times and in such installments as may be determined by our board of directors or compensation committee, provided that most options may not be exercisable after 10 years from their grant date.  The vesting of our stock options is generally time-based and is as follows:  25% of the shares underlying the stock option vest on the one-year anniversary of the grant date and the remaining 75% of the underlying shares vest over a three-year period thereafter in 12 as nearly equal as possible quarterly installments, in each case so long as the individual remains an employee or consultant of our company.

Currently, optionees must pay the exercise price of stock options in cash, except that our compensation committee may allow payment to be made (in whole or in part) by a “cashless exercise” effected through an unrelated broker through a sale on the open market, by a “net exercise” of the option, or by a combination of such methods. In the case of a “net exercise” of an option, we will not require a payment of the exercise price of the option from the grantee but will reduce the number of ordinary shares issued upon the exercise by the largest number of whole shares that has a fair market value that does not exceed the aggregate exercise price for the shares exercised under this method.

Under the terms of the grant certificates under which stock options have been granted to the named executive officers, if an executive’s employment or service with our company terminates for any reason, the unvested portion of the option will immediately terminate and the executive’s right to exercise the then vested portion of the option will: (i) immediately terminate if the executive’s employment or service relationship with our company terminated for cause; (ii) continue for a period of one year if the executive’s employment or service relationship with our company terminated as a result of his or her death or disability; or (iii) continue for a period of 90 days if the executive’s employment or service relationship with our company terminated for any reason, other than for cause or upon death or disability.

Stock grants under the plan are made in the form of restricted stock units and assuming the recipient continuously provides services to our company (whether as an employee or as a consultant) typically vest and the ordinary shares underlying such grants are issued over time.  The specific terms of vesting of a stock grant depends upon whether the award is a performance recognition grant, talent acquisition grant or special recognition grant.  Performance recognition grants are typically made in mid-year and vest, or become issuable, in four as nearly equal as possible annual installments on June 1st of each year.  Time-based talent acquisition grants granted to new hires and promoted employees and special recognition grants vest in a similar manner, except that the first installment is pro-rated, depending upon the grant date.

As a condition of receiving stock options or stock grants, recipients, including our named executive officers, must agree to pay all applicable tax withholding obligations in connection with the awards.  With respect to stock grants, our executives must agree to pay in cash all applicable tax withholding obligations, or alternatively, may give instructions to and authorization any brokerage firm determined acceptable to us for such purpose to sell on the executive’s behalf that number of ordinary shares issuable upon vesting of the stock grant as we determine to be appropriate to generate cash proceeds sufficient to satisfy any applicable tax withholding obligation.

As described in more detail under the heading “—Potential Payments Upon Termination or Change in Control,” if a change in control of our company occurs, then, under the terms of our stock incentive plan, all outstanding options become immediately exercisable in full and remain exercisable for the remainder of their terms and all issuance conditions on all outstanding stock grants will be deemed satisfied; provided, however, that if any such issuance condition relates to satisfying any performance goal and there is a target for the goal, the issuance condition will be deemed satisfied generally only to the extent of the stated target.

Outstanding Equity Awards at Fiscal Year-End

The table below provides information regarding unexercised stock options and stock awards that have not vested for each of our named executive officers that remained outstanding at our fiscal year-end, January 1, 2012.  We did not have any “equity incentive plan” awards within the meaning of the SEC rules outstanding at January 1, 2012.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END — 2011

	Option awards				Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable(1)	Option exercise price ($)	Option expiration date(2)	Number of shares or units of stock that have not vested(3) (#)	Market value of shares or units that have not vested(4) ($)
Douglas W. Kohrs	583,333	0	13.3914	07/18/2016
	379,529	0	13.89	02/26/2017
	138,533	19,800	16.98	04/24/2018
	45,828	20,838	16.98	05/01/2019
	36,457	46,876	22.50	02/01/2020
	0	86,480	25.20	05/12/2021
					32,950	593,100
Carmen L. Diersen	56,250	93,750	22.50	06/21/2020
	0	26,050	25.20	05/12/2021
					9,920	178,560
David H. Mowry	0	48,490	23.61	08/12/2021
					18,480	332,640
Stéphan Epinette	45,828	20,838	16.98	05/01/2019
	14,582	18,751	22.50	02/01/2020
	0	17,910	27.31	12/01/2020	6,820	122,760
Kevin M. Klemz	26,041	57,292	22.50	09/13/2020
	0	17,310	25.20	05/12/2021
					6,600	118,800
Andrew E. Joiner(5)	72,913	10,420	16.98	04/24/2018
	22,914	10,419	16.98	05/01/2019
	18,228	23,438	22.50	02/01/2020
	0	21,080	25.20	05/12/2021
					8,030	144,540

(1)                                 All stock options vest over a four-year period, with 25% of the underlying shares vesting on the one-year anniversary of the grant date and the remaining 75% of the underlying shares vesting over a three-year period thereafter in 12 as nearly equal as possible quarterly installments, in each case so long as the individual remains an employee or consultant of our company.  If a change in control our company occurs, all outstanding options become immediately exercisable in full and remain exercisable for the remainder of their terms. For more information, we refer you to the discussion under the heading “—Potential Payments Upon Termination or Change in Control.”

(2)                                 All option awards have a 10-year term, but may terminate earlier if the recipient’s employment or service relationship with our company terminates. It is anticipated that Mr. Joiner’s consulting arrangement will terminate on June 30, 2012.  Upon such termination, all of Mr. Joiner’s unvested option awards will terminate at that time and any unexercised vested option awards will expire 90 days thereafter.  For more information, we refer you to the discussion under the heading “—Potential Payments Upon Termination or Change in Control—Severance Arrangement with Andrew E. Joiner.”

(3)                                 The release dates and release amounts for the unvested stock awards are as follows:

Name	June 1, 2012	June 1, 2013	June 1, 2014	June 1, 2015
Mr. Kohrs	8,237	8,237	8,238	8,238
Ms. Diersen	2,480	2,480	2,480	2,480
Mr. Mowry	3,849	4,877	4,877	4,877
Mr. Epinette	0	3,410	1,705	1,705
Mr. Klemz	1,650	1,650	1,650	1,650
Mr. Joiner	2,007	2,007	2,008	2,008

If a change in control of our company occurs, all issuance conditions on all outstanding stock grants will be deemed satisfied; provided, however, that if any such issuance condition relates to satisfying any performance goal and there is a target for the goal, the issuance or condition will be deemed satisfied generally only to the extent of the stated target.

(4)                                The market value of stock grants that had not vested as of January 1, 2012 is based on the per share closing sale price of our ordinary shares on January 1, 2012 ($18.00).

(5)                                 It is anticipated that Mr. Joiner’s consulting arrangement will terminate on June 30, 2012.  Upon such termination, all of Mr. Joiner’s unvested option awards and unvested stock awards will terminate at that time and any unexercised vested option awards will expire 90 days thereafter.

Options Exercised and Stock Vested During Fiscal Year

None of our named executive officers exercised any stock options during the year ended January 1, 2012 and no stock awards held by any of our named executive officers vested during such time.

Potential Payments Upon a Termination or Change in Control

Severance Arrangements — Generally.  Tornier Inc., our U.S. operating subsidiary, is a party to employment agreements with each of our named executive officers, except Mr. Epinette, which agreements provide for certain severance protections.  Under such agreements, if the executive’s employment is terminated by Tornier, Inc. without “cause” (as such term is defined in the employment agreements), in addition to any accrued but unpaid salary and benefits through the date of termination, the executive will be entitled to base salary and health and welfare benefit continuation for 12 months following termination, and, in the event the executive’s employment is terminated without cause due to non-renewal of the employment agreements by Tornier, Inc., the executive also will be entitled to a payment equal to his or her pro rata annual bonus for the year of termination.

Tornier SAS, our French operating subsidiary, is a party to an employment agreement with Mr. Epinette, which agreement provides for certain protections.  Pursuant to the agreement and French labor laws, Mr. Epinette is entitled to receive certain payments and benefits following a voluntary or involuntary termination of employment, including an amount equal to 12 months’ gross monthly salary, which is payable as consideration for the restrictive covenants contained in the agreement, a payment equal to Mr. Epinette’s French incentive compensation scheme payment for the year of his termination and, in the case of an involuntary termination of employment, a severance payment payable pursuant to French law, the amount of which is determined based on Mr. Epinette’s gross monthly salary and years of service with Tornier SAS. Pursuant to French law, gross monthly salary represents the average salary Mr. Epinette received during the 12-month period preceding his termination and includes the amount of any annual cash incentive bonus payable to Mr. Epinette during such period pursuant to our annual cash incentive bonus program.

Separation Arrangement with Andrew E. Joiner.  Tornier Inc., our U.S. operating subsidiary, entered into a separation agreement with Mr. Joiner in connection with his termination of employment, which became effective on November 15, 2011, pursuant to which, in exchange for his execution of a general release of claims, Mr. Joiner became entitled to the severance payments and benefits payable to him in the event of an involuntary termination of employment without cause pursuant to the employment agreement to which he was a party with Tornier, Inc. prior to his termination of employment. The separation agreement provides for the following, among other things:

•                  payment by us of all amounts and benefits accrued but unpaid through the date of termination, including base salary, unreimbursed expenses and accrued and unused vacation;

•                  cash severance payments by us to Mr. Joiner in an aggregate amount equal to his annual base salary of $337,737, paid in accordance with our prevailing payroll practices, in the form of salary continuation through November 15, 2012; and

•                  if timely elected, payment of COBRA continuation coverage premiums for 12 months, or until Mr. Joiner has secured other employment, whichever occurs first.

Any amounts Mr. Joiner receives as a result of other full-time employment or engaging in his own business prior to November 14, 2012 will be set off from the cash severance payments required to be paid to Mr. Joiner under his separation agreement.  The separation agreement also includes an agreement by Mr. Joiner to comply with certain non-competition and other obligations and cooperate with respect to any future investigations and litigation.

To assist in implementing an orderly transition of management responsibilities, Tornier Inc. and Mr. Joiner entered into a consulting agreement pursuant to which Mr. Joiner serves as a consultant of Tornier Inc. and is expected to do so through June 30, 2012.  Mr. Joiner receives $2,500 per month for up to 15 hours of consulting services per month and is compensated at a rate of $150 per hour for any consulting services in excess of the foregoing.  Pursuant to the terms of our prior stock option plan and current stock incentive plan, Mr. Joiner’s stock options and stock grants will continue to vest so long as Mr. Joiner continues to provide services to us as a consultant, and he will be entitled to exercise any outstanding vested stock options for 90 days following his cessation of such services. The consulting agreement also contains customary confidentiality provisions.

Change in Control Arrangements — Generally.  Under the terms of the employment agreements Tornier Inc. has entered into with Mr. Kohrs, Ms Diersen, Mr. Mowry and Mr. Klemz, in the event an executive’s employment is terminated without cause or by the executive for “good reason” (as such term is defined in the employment agreements) within 12 months following a change in control, the executive will be entitled to receive accrued but unpaid salary and benefits through the date of termination, a lump sum payment equal to his or her base salary plus target bonus for the year of termination, health and welfare benefit continuation for 12 months following termination and accelerated vesting of all unvested options and stock grants. In addition, Mr. Kohrs’s agreement provides that in the event the payments and benefits to which he is entitled pursuant to the agreement become subject to the excise tax under Section 4999 of the Internal Revenue Code of 1986, as amended, he will be entitled to a “gross-up” payment in order to cover such tax liability.

Under the terms of the employment agreement between Tornier SAS and Mr. Epinette, if Mr. Epinette is terminated for reasons other than negligence or serious misconduct following a change in control (as such term is defined in the employment agreement), he is entitled to gross monthly salary continuation and health and welfare benefit continuation for 12 months following termination of employment, accelerated vesting of all unvested options, as well as a payment equal to Mr. Epinette’s annual target bonus and French incentive compensation scheme payment for the year of his termination. Pursuant to French law, gross monthly salary represents the average salary Mr. Epinette received during the 12-month period preceding his termination and includes the amount of any annual cash incentive bonus payable to Mr. Epinette during such period pursuant to our annual cash incentive bonus program.

In addition to the change in control severance protections provided in the employment agreements with our executives, our prior stock option plan and our current stock incentive plan under which stock options and stock grants have been granted to our named executive officers contain “change in control” provisions. Under our prior stock option plan and current stock incentive plan, if there is a change in control of our company, then, all outstanding options become immediately exercisable in full and remain exercisable for the remainder of their terms and all issuance conditions on all outstanding stock grants will be deemed satisfied; provided, however, that if any such issuance condition relates to satisfying any performance goal and there is a target for the goal, the issuance condition will be deemed satisfied generally only to the extent of the stated target.  Alternatively, the compensation committee may determine that outstanding awards will be cancelled as of the consummation of the change in control and that holders of cancelled awards will receive a payment in respect of such cancellation based on the amount of per share consideration being paid in connection with the change in control less, in the case of options and other awards subject to exercise, the applicable exercise price.

A “change in control” under our current stock incentive plan means:

•                  the acquisition (other than from Tornier) by any person, entity or group, subject to certain exceptions, of 50% or more of either our then-outstanding ordinary shares or the combined voting power of our then-outstanding ordinary shares or the combined voting power of our then-outstanding capital stock entitled to vote generally in the election of directors;

•                  the “continuity directors” cease for any reason to constitute at least a majority of our board of directors;

•                  consummation of a reorganization, merger or consolidation, in each case, with respect to which persons who were our shareholders immediately prior to such reorganization, merger or consolidation do not, immediately thereafter, own more than 50% of the combined voting power entitled to vote generally in the election of directors of the then-outstanding voting securities of the reorganized, merged, consolidated, or other surviving corporation (or its direct or indirect parent corporation);

•                  approval by our shareholders of a liquidation or dissolution of our company; or

•                  the consummation of the sale of all or substantially all of our assets with respect to which persons who were our shareholders immediately prior to such sale do not, immediately thereafter, own more than 50% of the combined voting power entitled to vote generally in the election of directors of the then-outstanding voting securities of the acquiring corporation (or its direct or indirect parent corporation).

The definition of change in control in our prior stock option plan and executive employment agreements is not identical but substantially similar to the definition in our current stock incentive plan.

Potential Payments to Named Executive Officers.  The table below reflects the amount of compensation and benefits payable to each named executive officer in the event of (i) any termination (including for cause) or resignation, or a voluntary/for cause termination, (ii) an involuntary termination without cause, (iii) an involuntary termination without cause or a resignation for good reason within 12 months following a change in control, or a qualifying change in control termination, (iv) termination by reason of an executive’s death and (v) termination by reason of an executive’s disability. The amounts shown assume that the applicable triggering event occurred on January 1, 2012, and, therefore, are estimates of the amounts that would be paid to the named executive officers upon the occurrence of such triggering event. Mr. Joiner is not included in the table below because he was not employed as of January 1, 2012. For more information regarding the amounts payable to Mr. Joiner in connection with his termination, please refer to the discussion above under “—Separation Arrangement with Andrew E. Joiner.”

		Triggering Events
Name	Type of payment	Voluntary/ for cause termination ($)		Involuntary termination without cause ($)		Qualifying change in control termination ($)		Death ($)	Disability ($)
Douglas W. Kohrs	Cash severance(1)	—		503,913		503,913		—	—
	Benefit continuation(2)	—		12,161		12,161		—	—
	Target bonus(3)	—		—		302,053		—	—
	Option award acceleration(4)	—		—		41,438		—	—
	Stock award acceleration(5)	—		—		593,100		—	—
	Gross-up	—		—		0		—	—
	Total	—		516,074		1,452,665		—	—
Carmen L. Diersen	Cash severance(1)	—		333,938		333,938		—	—
	Benefit continuation(2)	—		12,161		12,161		—	—
	Target bonus(3)	—		—		166,596		—	—
	Option award acceleration(4)	—		—		0		—	—
	Stock award acceleration(5)	—		—		178,560		—	—
	Total	—		346,099		691,255		—	—
David H. Mowry	Cash severance(1)	—		325,000		325,000		—	—
	Benefit continuation(2)	—		12,161		12,161		—	—
	Target bonus(3)	—		—		71,922		—	—
	Option award acceleration(4)	—		—		0		—	—
	Stock award acceleration(5)	—		—		332,640		—	—
	Total	—		337,161		741,723		—	—
Stéphan Epinette(6)	Cash severance	368,852	(8)	315,223	(9)	737,705	(10)	—	368,852
	Benefit continuation	—		—		6,825		—	—
	Target bonus(7)	24,605		24,605		113,639		24,605	24,605
	Option award acceleration(4)	—		—		21,250		—	—
	Stock award acceleration(5)	—		—		122,760		—	—
	Total	393,457		339,828		1,002,179		24,605	393,457
Kevin M. Klemz	Cash severance(1)	—		277,425		277,425		—	—
	Benefit continuation(2)	—		12,161		12,161		—	—
	Target bonus(3)	—		—		110,723		—	—
	Option award acceleration(4)	—		—		0		—	—
	Stock award acceleration(5)	—		—		118,800		—	—
	Total	—		289,586		519,109		—	—

(1)                                 Represents the value of salary continuation for 12 months or payment of a lump sum equal to 12-months’ base salary following the executive’s termination, as applicable.

(2)                                 Includes the value of medical, dental and vision benefit continuation for each executive and their family for 12 months following the executive’s termination. With respect to a qualifying change in control termination, we will bear the entire cost of coverage.

(3)                                Includes value of full target bonus for the year of the change in control.  In the case of all of the named executive officers, other than Mr. Epinette, if the termination is an involuntary termination without cause and the date of termination is such that the termination is structured as a non-renewal of the executive’s employment agreement, then under such circumstances a pro rata portion of the executive’s annual bonus would be required to be paid under the terms of the executive’s employment agreement.

(4)                                 The value of the automatic acceleration of the vesting of unvested stock options held by a named executive officer is based on the difference between: (i) the per share market price of our ordinary shares underlying the unvested stock options held by such executive as of January 1, 2012 ($18.00), and (ii) the per share exercise price of the options held by such executive.  The range of per share exercise prices of unvested stock options held by our named executive officers included in the table as of January 1, 2012 was $13.39 to $27.31.

(5)                                 The value of the automatic acceleration of the vesting of stock awards held by a named executive officer is based on: (i) the number of unvested stock awards held by such officer as of January 1, 2012, multiplied by (ii) the per share market price of our ordinary shares on January 1, 2012 ($18.00).

(6)                                 The foreign currency exchange rate of 1.392 U.S. dollars for 1 Euro, which reflects an average conversion rate for 2011, was used to calculate Mr. Epinette’s payments and benefits upon termination of employment.

(7)                                 Includes amounts payable pursuant to the French incentive compensation scheme maintained by Tornier SAS assuming 100% achievement of applicable performance metrics. Pursuant to French law, participants receive their annual incentive payment for the year of their termination of employment for any reason. Upon a qualifying termination following a change in control, Mr. Epinette also will receive his full target annual bonus for the year of the change in control under our employee performance incentive compensation plan.

(8)                                 Reflects an amount equal to 12 months’ gross monthly salary, which is payable as consideration for the restrictive covenants contained in Mr. Epinette’s employment agreement (the “restrictive covenant consideration”). Pursuant to French law, gross monthly salary represents the average salary Mr. Epinette received during the 12-month period preceding his termination and includes the amount of annual incentive bonus payable to Mr. Epinette in 2011 in respect of 2010 performance pursuant to our annual bonus program.

(9)                                 Reflects, in addition to the restrictive covenant consideration described in note (8), an amount equal to one-fifth of Mr. Epinette’s gross monthly salary, multiplied by his number of years of service with Tornier SAS, which is intended to reflect an amount payable pursuant to French law in the event of Mr. Epinette’s involuntary termination of employment. Mr. Epinette will receive these benefits following any involuntary termination of employment, except for a termination involving serious or gross misconduct.

(10)                          Reflects, in addition to the restrictive covenant consideration described in note (8), an amount equal to 12 months’ gross monthly salary, which is intended to reflect an amount payable pursuant to Mr. Epinette’s employment agreement in the event of an involuntary termination of employment within 12 months following a change in control.

Risk Assessment of Compensation Policies, Practices and Programs

As a result of our annual assessment on risk in our compensation programs, we concluded that our compensation policies, practices and programs and related compensation governance structure work together in a manner so as to encourage our employees, including our named executive officers, to pursue growth strategies that emphasize shareholder value creation, but not to take unnecessary or excessive risks that could threaten the value of our company.  As part of our assessment, we noted in particular the following:

•                                          annual base salaries for all employees are not subject to performance risk and, for most non-executive employees, constitute the largest part of their total compensation;

•                                          while performance-based, or at risk, compensation constitutes a significant percentage of the overall total compensation of many of our employees, including in particular our named executive officers, and thereby we believe motivates our employees to help fulfill our corporate mission, vision and values, including specific and focused company performance goals, the non-performance based compensation for most employees for most years is also a sufficiently high percentage of their overall total compensation that we do not believe that unnecessary or excessive risk taking is encouraged by the performance-based compensation;

•                                          for most employees, our performance-based compensation has appropriate maximums;

•                                          a significant portion of performance-based compensation of our employees is in the form of long-term equity incentives which do not encourage unnecessary or excessive risk because they generally vest over a four-year period of time thereby focusing our employees on our company’s long-term interests; and

•                                          performance-based or variable compensation awarded to our employees, which for our higher-level employees, including our named executive officers, constitutes the largest part of their total compensation, is appropriately balanced between annual and long-term performance and cash and equity compensation, and utilizes performance measures and goals that are drivers of long-term success for our company and our shareholders.

As a matter of best practice, we will continue to monitor our compensation policies, practices and programs to ensure that they continue to align the interest of our employees, including in particular our executive officers, with those of our long-term shareholders while avoiding unnecessary or excessive risk.

Director Compensation

Overview

Under the terms of our board of directors compensation policy, which was approved by the general meeting of our shareholders on August 26, 2010 and was amended on October 28, 2010, the compensation packages for our non-executive directors are determined by our board of directors, based upon recommendations by the compensation committee, and we target such compensation in the market median range of our peer companies, though we may deviate from the median if we determine necessary or appropriate on a case by case basis.

Shortly after our initial public offering in February 2011, our compensation committee engaged Mercer to review our non-executive director compensation program.  In so doing, Mercer analyzed the outside director compensation levels and practices of our peer companies.  Mercer used the same peer group of 15 peer companies as were used to gather compensation information for our executive officers at that time.  We refer you to the information under the heading “Compensation Discussion and Analysis—Determination of Executive Compensation—Use of Peer Group and Other Market Data” for more information regarding the peer companies.  Based on Mercer’s recommendations, our compensation committee recommended and our board of directors approved a non-executive director compensation policy in May 2011, the terms of which are consistent with our shareholder-approved board of directors compensation policy.

Under the terms of the non-executive director compensation policy, compensation for our non-executive directors is comprised of both cash compensation and equity-based compensation.  Our cash compensation is in the form of annual retainers for our non-executive directors, chairman of the board, committee chairs and committee members.  Our equity-based compensation is in the form of initial and annual stock option and stock grants (in the form of restricted stock units).  Each of these components is described in more detail below. We do not generally provide perquisites and other personal benefits to our non-executive directors.

Cash Compensation

The cash compensation component of our non-executive director compensation consists of gross annual fees, commonly referred to as annual cash retainers, paid to each non-executive director and additional annual cash retainers paid to the chairman and each board committee chair and member.  The table below sets forth the annual cash retainers paid to each non-executive director and the additional annual cash retainers paid to the chairman and each board committee chair and member:

Description	Annual cash retainer ($)
Non-executive director	40,000
Chairman of the board premium	50,000
Audit committee chair premium	10,000
Compensation committee chair premium	5,000
Nominating and corporate governance committee chair premium	5,000
Audit committee member (including chair)	10,000
Compensation committee member (including chair)	5,000
Nominating and corporate governance committee member (including chair)	5,000

The annual cash retainers are paid on a quarterly basis in arrears within 30 days of the end of each calendar quarter.  For example, the retainers for the first calendar quarter covering the period from January 1 through March 31 are paid within 30 days of March 31.

Equity-Based Compensation

The equity-based compensation component of our non-executive director compensation consists of initial stock option and stock grants (in the form of restricted stock units) to new non-executive directors upon their first appointment or election to our board of directors and annual stock option and stock grants (in the form of restricted stock units) to all non-executive directors on the same date that annual grants of equity awards are made to our employees (or such other date if otherwise in accordance with all applicable, laws, rules and regulations).

Non-executive directors, upon their initial election to our board of directors and on an annual basis thereafter effective as of the same date that annual grants of equity awards are made to our employees (or such other date if otherwise in accordance with all applicable, laws, rules and regulations), receive $125,000, one-half of which is paid in stock options and the remaining one-half of which is paid in stock grants (in the form of restricted stock units).  The number of ordinary shares underlying the stock options and stock grants is determined based on the 10-trading day average closing sale price of an ordinary share, as reported on the NASDAQ Global Stock Market, and as determined one week prior to the date of anticipated corporate approval of the award.  The stock options have a term of 10 years and a per share exercise price equal to 100% of the fair market value of an ordinary share on the grant date.  The stock options and stock grants (in the form of restricted stock units) vest over a three-year period, with one-third of the underlying shares vesting on each of the one-year, two-year and three-year anniversaries of the grant date, in each case so long as the director is still a director as of such date.

Accordingly, on May 12, 2011, our board of directors granted each of our non-executive directors a stock option to purchase 7,800 ordinary shares at an exercise price of $25.20 per share and a stock grant in the form of a restricted stock unit representing 2,970 shares.

Election to Receive Equity-Based Compensation in Lieu of Cash Compensation

Our non-executive director compensation policy allows our non-executive directors to elect to receive a stock grant in lieu of 100% of their annual cash retainers payable for services to be rendered as a non-executive director, chairman and chair or member of any board committee. Each non-executive director who elects to receive a stock grant in lieu of such director’s annual cash retainers is granted a stock grant (in the form of a restricted stock unit) under our stock incentive plan for that number of ordinary shares as determined by dividing the aggregate dollar amount of all annual cash retainers anticipated to payable to such director for the period commencing on July 1 of each year to June 30 of the following year by the 10-trading day average closing sale price of our ordinary shares as reported by the NASDAQ Global Select Market and as determined one week prior to the date of anticipated corporate approval of the award. All of our non-executive directors elected to receive such a stock grant in lieu of their cash retainers for the period covering July 1, 2011 through June 30, 2012. Accordingly, our board of directors granted, effective as of August 12, 2011, a stock grant (in the form of a restricted stock unit) to each of our non-executive directors, as forth in more detail in note (1) to the Director Compensation Table below.

If a non-executive director who elected to receive a stock grant in lieu of such director’s annual cash retainers is no longer a director before such director’s interest in all of the shares underlying the stock grant have vested and become issuable, then such director will forfeit his or her rights to receive all of the shares underling such stock grant that have not vested and been issued as of the date such director’s status as a director so terminates.  In such case, the non-executive director will receive in cash a pro rata portion of his or her annual cash retainers for the quarter in which the director’s status as a director terminates.

If a non-executive director who elected to receive a stock grant in lieu of such director’s annual cash retainers becomes entitled to receive an increased or additional annual cash retainer during the period from July 1 to June 30 of the next year, such director will receive such increased or additional annual cash retainer in cash until July 1 of the next year when the director may elect (on or prior to June 15 of the next year) to receive a stock grant in lieu of such director’s annual cash retainers.

If a non-executive director who elected to receive a stock grant in lieu of such director’s annual cash retainers experiences a change in the director’s membership on one or more board committees or chair positions prior to June 30 of the next year such that the director becomes entitled to receive annual cash retainers for the period from July 1 to June 30 of the next year aggregating an amount less than the aggregate amount used to calculate the director’s most recent stock grant received, the director will forfeit as of the effective date of such board committee or chair change his or her rights to receive a pro rata portion of the shares underlying such stock grant reflecting the decrease in the director’s aggregate annual cash retainers and the date on which such decrease occurred.  In addition, the vesting of the stock grant will be revised appropriately to reflect any such change in the number of shares underlying the stock grant and the date on which such change occurred.

Summary of Cash and Other Compensation

The table below summarizes the compensation received by our non-executive directors for the year ended January 1, 2012. While Mr. Kohrs did not receive additional compensation for his service as a director, a portion of his compensation was allocated to his service as a member of our board of directors. For more information regarding the allocation of Mr. Kohrs’s compensation, please refer to note (1) to the Summary Compensation Table.

DIRECTOR COMPENSATION— 2011

Name	Fees earned or paid in cash(1) ($)	Stock awards(2)(3) ($)	Option awards(4)(5) ($)	All other compensation(6) ($)	Total ($)
Sean D. Carney	94,050	112,867	95,311	0	302,228
Richard B. Emmitt	42,750	92,130	95,311	0	230,191
Pascal E.R. Girin	35,867	86,987	95,311	0	218,165
Kevin C. O’Boyle	44,417	90,463	95,311	0	230,191
Alain Tornier	34,200	88,654	95,311	0	218,165
Richard F. Wallman	55,575	97,308	95,311	0	248,194
Elizabeth H. Weatherman	38,475	90,403	95,311	0	224,189

(1)                                 Unless a director otherwise elects to convert all of his or her annual retainers into stock awards (in the form of restricted stock units), annual retainers are paid in cash on a quarterly basis in arrears within 30 days of the end of each calendar quarter.  Effective as of July 1, 2011, all of our non-executive directors elected to convert all of their annual retainers covering the period of service from July 1, 2011 to June 30, 2012 into stock awards under our stock incentive plan. Accordingly, all of the non-executive directors were granted stock awards on August 12, 2011 for that number of ordinary shares as determined based on the following formula: (a) the aggregate dollar amount of all annual cash retainers that otherwise would have been payable to the non-executive director for services to be rendered as a non-executive director, chairman and chair or member of any board committee from July 1, 2011 through June 30, 2012 (based on such director’s board committee memberships and chair positions as of the grant date), divided by (b) $27.915, the 10-trading day average closing sale price of an ordinary share, as reported by the NASDAQ Global Select Market, and as determined one week prior to the date of anticipated corporate approval of the award.  Such stock awards vest and the underlying shares become issuable in four as nearly equal as possible quarterly installments, on September 30, December 31, March 31 and June 30, in each case so long as the non-executive director is a director of our company as of such date.  The table below sets forth: (a) the number of stock awards granted to each non-executive director on August 12, 2011; (b) the total amount of annual retainers converted by such director into stock awards; (c) of such total amount of annual retainers converted into stock awards, the amount attributed to the director’s service during 2011, which is the amount shown in the “Fees earned or paid in cash” column for each director; (d) the grant date fair value of the stock awards computed in accordance with FASB ASC Topic 718; and (e) the incremental grant date fair value for the stock awards above and beyond the amount of annual retainers for 2011 service converted into stock awards computed in accordance with FASB ASC Topic 718 .

Name	Total amount of retainers converted into stock awards ($)	Number of stock awards (#)	Amount of retainer converted into stock awards attributable to 2011 service ($)	Grant date fair value of stock awards ($)	Incremental grant date fair value of stock awards received during 2011 ($)
Mr. Carney	110,000	3,940	55,000	93,023	38,023
Mr. Emmitt	50,000	1,791	25,000	42,286	17,286
Mr. Girin	43,333	1,552	21,667	33,810	12,143
Mr. O’Boyle	53,333	1,910	26,667	42,286	15,619
Mr. Tornier	40,000	1,432	20,000	33,810	13,810
Mr. Wallman	65,000	2,328	32,500	54,964	22,464
Ms. Weatherman	45,000	1,612	22,500	38,059	15,559

(2)                                 On May 12, 2011, each non-executive director received a stock award (in the form of a restricted stock unit) for 2,970 ordinary shares granted under our stock incentive plan.  The stock award vests and the underlying shares become issuable in three as nearly equal as possible annual installments, on the one-year, two-year and three-year anniversaries of the grant date, and in each case so long as the non-executive director is a director of our company as of such date.  In addition, as describe above in note (1), each non-executive director elected to convert all of their annual retainers covering the period of service from July 1, 2011 to June 30, 2012 into stock awards under our stock incentive plan. The amount reported in the “Stock awards” column represents the aggregate grant date fair value for the May 12, 2011 stock awards granted to each director in 2011 and the incremental grant date fair value for the August 12, 2011 stock awards granted to each director in 2011 above and beyond the amount of annual retainers for 2011 service converted into stock awards, in each case as computed in accordance with FASB ASC Topic 718.  The grant date fair value for stock awards is determined based on the closing sale price of our ordinary shares on the grant date.

(3)                                 The table below provides information regarding the aggregate number of unvested stock awards (all of which are in the form of restricted stock units) held by each of the non-executive directors at January 1, 2012 and their vesting dates.

Name	Grant date	Total number of underlying unvested shares	Number of shares to vest on March 31, 2012	Number of shares to vest on May 12, 2012	Number of shares to vest on June 30, 2012	Number of shares to vest on May 12, 2013	Number of shares to vest on May 12, 2014
Mr. Carney	08/12/11	1,970	985	—	985	—	—
	05/12/11	2,970	—	990	—	990	990
Mr. Emmitt	08/12/11	896	448	—	448	—	—
	05/12/11	2,970	—	990	—	990	990
Mr. Girin	08/12/11	776	388	—	388	—	—
	05/12/11	2,970	—	990	—	990	990
Mr. O’Boyle	08/12/11	956	478	—	478	—	—
	05/12/11	2,970	—	990	—	990	990
Mr. Tornier	08/12/11	716	358	—	358	—	—
	05/12/11	2,970	—	990	—	990	990
Mr. Wallman	08/12/11	1,164	582	—	582	—	—
	05/12/11	2,970	—	990	—	990	990
Ms. Weatherman	08/12/11	806	403	—	403	—	—
	05/12/11	2,970	—	990	—	990	990

(4)                                 On May 12, 2011, each non-executive director received a stock option to purchase 7,800 ordinary shares at an exercise price of $25.20 per share granted under our stock incentive plan.  Such option expires on May 12, 2021 and vests with respect to one-third of the underlying ordinary shares on each of the following dates, so long as the individual remains a director of our company as of such date:  May 12, 2012, May 12, 2013 and May 12, 2014.  Amount reported in the “Option awards” column represents the aggregate grant date fair value for option awards granted to each non-executive director in 2011 computed in accordance with FASB ASC Topic 718.  The grant date fair value is determined based on our Black-Scholes option pricing model.  The grant date value per share for the option granted on May 12, 2011 was $12.342 and was determined using the following specific assumptions: risk free interest rate:  1.72%; expected life: 6.11 years; expected volatility: 48.60%; and expected dividend yield: 0.

(5)                                 The table below provides information regarding the aggregate number of options to purchase our ordinary shares outstanding at January 1, 2012 and held by each of our non-executive directors:

Name	Aggregate number of shares underlying options	Exercisable/ unexercisable	Range of exercise price(s) ($)	Range of expiration date(s)
Mr. Carney	7,800	0/7,800	25.20	05/12/2021
Mr. Emmitt	7,800	0/7,800	25.20	05/12/2021
Mr. Girin	7,800	0/7,800	25.20	05/12/2021
Mr. O’Boyle	57,800	18,750/39,050	22.50-25.20	06/03/2020-05/12/2021
Mr. Tornier	7,800	0/7,800	25.20	05/12/2021
Mr. Wallman	42,175	21,875/20,300	16.98-25.20	12/08/2018-05/12/2021
Ms. Weatherman	7,800	0/7,800	25.20	05/12/2021

(6)                                 We do not generally provide perquisites and other personal benefits to our non-executive directors.  Any perquisites or personal benefits actually provided to any non-executive director were less than $10,000 in the aggregate

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The table below sets forth certain information concerning the beneficial ownership of our ordinary shares as of February 15, 2012, by:

•                  each of our directors and named executive officers;

•                  all of our current directors and executive officers as a group; and

•                  each person known by us to beneficially own more than 5% of our ordinary shares.

The calculations in the table below assume that there are 39,270,029 ordinary shares outstanding. Beneficial ownership is determined in accordance with the rules and regulations of the SEC.  In computing the number of ordinary shares beneficially owned by a person and the percentage ownership of that person, we have included ordinary shares that the person has the right to acquire within 60 days, including through the exercise of any option, warrant or other right, the conversion of any other security and the issuance of ordinary shares upon the vesting of stock awards granted in the form of restricted stock units.  The ordinary shares that a shareholder has the right to acquire within 60 days, however, are not included in the computation of the percentage ownership of any other person.

Unless otherwise indicated, the address for each of the individuals listed below is c/o Tornier N.V., Fred. Roeskestraat 123, 1076 EE Amsterdam, the Netherlands.

	Ordinary shares beneficially owned (1)(2)
	Number	Percent
Directors and named executive officers:
Douglas W. Kohrs	1,627,964	4.1%
Carmen L. Diersen(3)	83,488	*
David H. Mowry	—	*
Stéphan Epinette	68,187	*
Kevin M. Klemz	31,249	*
Andrew E. Joiner(4)	123,950	*
Sean D. Carney(5)	18,494,602	47.1%
Richard B. Emmitt(6)	1,557,267	4.0%
Pascal E.R. Girin	1,155	*
Kevin C. O’Boyle	23,293	*
Alain Tornier(7)	3,954,155	10.1%
Richard F. Wallman	68,925	*
Elizabeth H. Weatherman(8)	18,493,008	47.1%
All directors and executive officers as a group (13 people)	25,937,525	66.0%
Principal shareholders:
Warburg Pincus Entities (TMG Holdings Coöperatief U.A.)(9)	18,491,809	47.1%
Alain Tornier and related entities(10)	3,954,155	10.1%

*                                         Represents beneficial ownership of less than 1% of our outstanding ordinary shares.

(1)                                 Includes for the persons listed below the following ordinary shares subject to options held by that person that are currently exercisable or become exercisable within 60 days of February 15, 2012 and ordinary shares issuable upon the vesting of stock awards granted in the form of restricted stock units within 60 days of February 15, 2012:

Name	Options	Stock awards in the form of restricted stock units
Douglas W. Kohrs	1,202,949	—
Carmen L. Diersen	65,625	—
David H. Mowry	—	—
Stéphan Epinette	66,659	—
Kevin M. Klemz	31,249	—
Andrew E. Joiner	123,950	—
Sean D. Carney	—	985
Richard B. Emmitt	—	448
Pascal E.R. Girin	—	388
Kevin C. O’Boyle	21,875	478
Alain Tornier	—	358
Richard F. Wallman	25,000	582
Elizabeth H. Weatherman	—	403
All directors and executive officers as a group (13 persons)	1,439,398	3,642

(2)                                 Includes for the persons listed below the following ordinary shares that are held in one or more securities brokerage accounts, which under certain circumstances under the terms of the standard brokerage account form may involve a pledge of such ordinary shares as collateral:

Name	Ordinary shares
Douglas W. Kohrs	425,015
Carmen L. Diersen	17,863
Stéphan Epinette	1,528
Sean D. Carney	1,808
Richard B. Emmitt	39,551
Pascal E.R. Girin	767
Kevin C. O’Boyle	940
Alain Tornier	708
Richard F. Wallman	43,343
Elizabeth H. Weatherman	796
All directors and executive officers as a group (13 persons)	532,319

(3)                                 Includes 363 ordinary shares issued under the Tornier N.V. 2010 Employee Stock Purchase Plan on December 31, 2011.

(4)                                Mr. Joiner resigned as Vice President and General Manager, U.S. Commercial Operations effective as of November 15, 2011.

(5)                                 Includes 18,491,809 ordinary shares held by affiliates of Warburg Pincus & Co.  Mr. Carney is a Partner of Warburg Pincus & Co. and a Member and a Managing Director of Warburg Pincus LLC.  All ordinary shares indicated as owned by Mr. Carney are included because of his affiliation with the Warburg Pincus Entities (as defined below).  See footnote (9) below.  Mr. Carney disclaims beneficial ownership of all securities that may be deemed to be beneficially owned by the Warburg Pincus Entities, except to the extent of any pecuniary interest therein.  Mr. Carney’s address is c/o Warburg Pincus LLC, 450 Lexington Avenue, New York, New York 10017.

(6)                                 Includes 1,185,099 ordinary shares are held by Vertical Fund I, L.P. (VFI), a Delaware limited partnership, and 332,169 ordinary shares held by Vertical Fund II, L.P. (VFII), a Delaware limited partnership.  The Vertical Group, L.P., a Delaware limited partnership, is the sole general partner of each of VFI and VFII, and The Vertical Group G.P., LLC controls The Vertical Group L.P. Mr. Emmitt is a Member and Manager of The Vertical Group G.P., LLC, which controls The Vertical Group, L.P.  All ordinary shares indicated as owned by Mr. Emmitt are included because of his affiliation with The Vertical Group, L.P.  Mr. Emmitt disclaims beneficial ownership of all securities that may be deemed to be beneficially owned by the Vertical Group, L.P., except to the extent of any indirect pecuniary interest therein.  Mr. Emmitt’s address is c/o The Vertical Group, L.P., 25 DeForest Avenue, Summit, New Jersey 07901.

(7)                                 Includes 3,485,292 ordinary shares held by Karenslyst Årgang 2011 XXXVII AS (Karenslyst) and 467,797 ordinary shares held by Phil Invest ApS.  KCH Stockholm AB wholly owns Karenslyst, and Mr. Tornier wholly owns KCH Stockholm AB.  Mr. Tornier also wholly owns Phil Invest ApS.  All ordinary shares indicated as owned by Mr. Tornier are included because of his affiliation with these entities.

(8)                                 Includes 18,491,809 ordinary shares held by affiliates of Warburg Pincus & Co.  Ms. Weatherman is a Partner of Warburg Pincus & Co. and a Member and a Managing Director of Warburg Pincus LLC.  All ordinary shares indicated as owned by Ms.

Weatherman are included because of her affiliation with the Warburg Pincus Entities.  See footnote (9) below.  Ms. Weatherman disclaims beneficial ownership of all securities that may be deemed to be beneficially owned by the Warburg Pincus Entities, except to the extent of any pecuniary interest therein.  Ms. Weatherman’s address is c/o Warburg Pincus LLC, 450 Lexington Avenue, New York, New York 10017.

(9)                                 Reflects ordinary shares held by TMG Holdings Coöperatief U.A., a Dutch coöperatief (TMG).  TMG is wholly owned by Warburg Pincus (Bermuda) Private Equity IX, L.P., a Bermuda limited partnership (WP Bermuda IX), and WP (Bermuda) IX PE One Ltd., a Bermuda company (WPIX PE One).  The general partner of WP Bermuda IX is Warburg Pincus (Bermuda) Private Equity Ltd., a Bermuda company (WP Bermuda Ltd.).  WP Bermuda IX is managed by Warburg Pincus LLC, a New York limited liability company (WP LLC, and together with WP Bermuda IX, WPIX PE One and WP Bermuda Ltd., the Warburg Pincus Entities).  Charles R. Kaye and Joseph P. Landy are the Managing General Partners of Warburg Pincus & Co., a New York general partnership (WP), and Managing Members and Co-Presidents of WP LLC and may be deemed to control the Warburg Pincus Entities.  Each of the Warburg Pincus Entities, Mr. Kaye and Mr. Landy has shared voting and investment control of all of the ordinary shares referenced above.  By reason of the provisions of Rule 16a-1 of the Securities Exchange Act of 1934, as amended, Mr. Kaye, Mr. Landy and the Warburg Pincus Entities may be deemed to be the beneficial owners of the ordinary shares held by TMG.  Each of Mr. Kaye, Mr. Landy and the Warburg Pincus Entities disclaims beneficial ownership of the ordinary shares referenced above except to the extent of any pecuniary interest therein.  The address of the Warburg Pincus entities is 450 Lexington Avenue, New York, New York 10017.

(10)                          Includes 3,485,292 ordinary shares held by Karenslyst, 467,797 ordinary shares held by Phil Invest ApS and shares held directly by or issuable to Mr. Tornier upon the exercise of certain stock options and the vesting of certain stock awards as described in footnote (1).  KCH Stockholm AB wholly owns Karenslyst, and Mr. Tornier wholly owns KCH Stockholm AB.  Mr. Tornier also wholly owns Phil Invest ApS.  The address of Karenslyst is c/o Knut Solvang, Postboks 345 Lysaker, N-1326 Lysaker, Norway.

Securities Authorized for Issuance Under Equity Compensation Plans

The table below provides information about our ordinary shares that may be issued under our equity compensation plans as of January 1, 2012. In February 2012, our board of directors, upon recommendation of the compensation committee, approved an amendment to the Tornier N.V. 2010 Incentive Plan to increase the number of ordinary shares available for issuance under such plan by 2.7 million, which amendment is subject to the approval of our shareholders at our next annual general meeting of shareholders scheduled to be held in June 2012.

Plan category	Number of securities to be issued upon exercise of outstanding options and restricted stock units (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	4,381,908	$18.67	681,153
Equity compensation plans not approved by security holders	—	—	—
Total	4,381,908	$18.67	681,153

(1)                                 Amount includes ordinary shares issuable upon the exercise of stock options granted under the Tornier N.V. Amended and Restated Stock Option Plan and the Tornier N.V. 2010 Incentive Plan and ordinary shares issuable upon the vesting of stock awards in the form of restricted stock units granted under the Tornier N.V. 2010 Incentive Plan.

(2)                                Excludes employee stock purchase rights under the Tornier N.V. 2010 Employee Stock Purchase Plan. Under such plan, each eligible employee may purchase up to 833 ordinary shares at semi-annual intervals on June 30th and December 31st each calendar year at a purchase price per share equal to 85% of the closing sales price per share of our ordinary shares on the last day of the offering period.

(3)                                 Included in the weighted-average exercise price calculation are 207,016 stock awards granted in the form of restricted stock units with an exercise price of $0.00. The weighted-average exercise price of all outstanding stock options as of January 1, 2012 and reflected in column (a) was $18.32.

(4)                                 Amount includes 350,299 ordinary shares remaining available for future issuance under the Tornier N.V. 2010 Incentive Plan and 330,854 ordinary shares remaining available for future issuance under the Tornier N.V. 2010 Employee Stock Purchase Plan. No shares remain available for grant under the Tornier N.V. Amended and Restated Stock Option Plan since such plan was terminated with respect to future grants upon our initial public offering in February 2011.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

We describe below transactions and series of similar transactions that have occurred since the beginning of our last fiscal year, or any currently proposed transactions, to which we were a participant and in which:

•                  the amounts involved exceeded or will exceed $120,000; and

•                  a related person (including any director, executive officer, holder of more than 5% of our ordinary shares or any member of their immediate family) had or will have a direct or indirect material interest.

We refer to these transactions as “related party transactions.”  As provided in our audit committee charter, all related party transactions are to be reviewed and pre-approved by our audit committee. In determining whether to approve a related party transaction, our audit committee generally will evaluate the transaction in terms of (i) the benefits to us; (ii) the impact on a director’s independence in the event the related person is a director, an immediate family member of a director or an entity in which a director is a partner, shareholder or executive officer; (iii) the availability of other sources for comparable products or services; (iv) the terms and conditions of the transaction; and (v) the terms available to unrelated third parties or to employees generally. Our audit committee will then document its findings and conclusions in written minutes. In the event a transaction relates to a member of our audit committee, that member will not participate in the audit committee’s deliberations.

The following persons and entities that participated in the transactions described in this section were related persons at the time of the transaction:

Alain Tornier and Related Entities.  Mr. Tornier is a member of our board of directors.  Mr. Tornier wholly owns KCH Stockholm AB, which wholly owns Karenslyst Årgang 2011 XXXVII AS, which holds more than 5% of our outstanding ordinary shares.  Mr. Tornier also wholly owns Phil Invest ApS, which also holds our ordinary shares.

TMG Holdings Coöperatief U.A., Warburg Pincus (Bermuda) Private Equity IX, L.P., Sean D. Carney and Elizabeth H. Weatherman.  TMG Holdings Coöperatief U.A., or TMG, holds more than 5% of our outstanding ordinary shares. Our directors, Mr. Carney and Ms. Weatherman, are Managing Directors of Warburg Pincus LLC, which manages TMG as well as its parent entities Warburg Pincus (Bermuda) Private Equity IX, L.P., or WP Bermuda, WP (Bermuda) IX PE One Ltd. and Warburg Pincus (Bermuda) Private Equity Ltd., or WPPE. Furthermore, Mr. Carney and Ms. Weatherman are Partners of Warburg Pincus & Co., the sole member of WPPE.

Vertical Fund I, L.P., Vertical Fund II, L.P. and Richard B. Emmitt.  Vertical Fund I, L.P., or VFI, and Vertical Fund II, L.P., or VFII, together held more than 5% of our outstanding ordinary shares during 2011. In addition, Mr. Emmitt, a member of our board of directors, is a Member and Manager of The Vertical Group, L.P., or The Vertical Group, which is the sole general partner of each of VFI and VFII. Mr. Emmitt is also a Member and Manager of The Vertical Group GP, LLC, which controls The Vertical Group.

Directors and Officers.  In addition to the directors identified above, the following individual directors and officers also were parties to certain transactions during 2011 as described in more detail below.  Mr. Kohrs (our President and Chief Executive Officer and a member of our board of directors); Mr. Wallman (a member of our board of directors); Mr. Epinette (our Vice President, International Commercial Operations); Mr. Ball (our Vice President, Global Research and Development); Mr. Harber (our Vice President, Distal Extremities Global Business Strategy); and Mr. Rushdy (our Vice President, Global Sports Medicine, Biologics, and Business Development).

On July 18, 2006, Tornier N.V., formerly known as TMG B.V., entered into a securityholders’ agreement with TMG, Mr. Kohrs, VFI, VFII, KCH Stockholm AB, Mr. Tornier, WP Bermuda, and certain other shareholders at that time, and, by subsequent joinder agreements, additional shareholders, which agreement was amended on August 27, 2010. This agreement contained right of first refusal, tag-along and drag-along provisions, which terminated upon our initial public offering in February 2011. Under director nomination provisions of this agreement, TMG has the right to designate three of the eight directors to be nominated to our board of directors for so long as TMG beneficially owns at least 25% of our outstanding ordinary shares, two of the eight directors for so long as TMG beneficially owns at least 10% but less than 25% of our outstanding ordinary shares and one of the eight directors for so long as TMG beneficially owns at least 5% but less than 10% of our outstanding ordinary shares, and we agreed to use our reasonable best efforts to cause the TMG designees to be elected. Further, under the agreement, Mr. Kohrs will continue to be entitled to be nominated for election to our board of directors until termination of his employment. This agreement terminates upon the written consent of all parties to the agreement.

On February 9, 2007, we signed an exclusive, worldwide license and supply agreement with Tepha for its poly-4-hydroxybutyrate polymer for a license fee of $110,000, plus an additional $750,000 as consideration for certain research and development. Tepha is further entitled to royalties of up to 5% of sales under these licenses. We amended this agreement in December of 2011 to include certain additional rights and an option to license additional products. We paid $160,000 of minimum royalty payments during 2011 to Tepha under the terms of this agreement. Additionally, we made payments of $177,606 related to the purchase of materials.  Vertical Fund I and Vertical Fund II own approximately 20% of Tepha’s outstanding common and preferred stock. In addition, Mr. Emmitt serves on Tepha’s board of directors.

On January 22, 2008, we signed an agreement with BioSET to develop, commercialize and distribute products incorporating BioSET’s F2A synthetic growth factor technology in the field of orthopaedic and podiatric soft tissue repair. As amended on February 10, 2010, this agreement granted us an option to purchase an exclusive, worldwide license for such products in consideration for a payment of $1 million. We exercised this option on February 10, 2010. Upon FDA approval of certain products, an additional $2.5 million will become due. BioSET is entitled to royalties of up to 6% for sales of products under this agreement. We have not accrued or paid any royalties under the terms of this agreement. Vertical Fund I, L.P. and Vertical Fund II, L.P. own approximately 20% of BioSET’s outstanding.

On July 29, 2008, we formed a real estate holding company (SCI Calyx) together with Mr. Tornier. SCI Calyx is owned 51% by us and 49% by Mr. Tornier. SCI Calyx was initially capitalized by a contribution of capital of €10,000 funded 51% by us and 49% by Mr. Tornier. SCI Calyx then acquired a combined manufacturing and office facility in Montbonnot, France, for approximately $6.1 million. The manufacturing and office facility is used to support the manufacture of certain of our current products and house certain of our operations in Montbonnot, France. This real estate purchase was funded through mortgage borrowings of $4.1 million and $2.0 million cash borrowed from the two current shareholders of SCI Calyx. The $2.0 million cash borrowed from the SCI Calyx shareholders originally consisted of a $1.0 million note due to Mr. Tornier and a $1.0 million note due to Tornier SAS, which is our wholly owned French operating subsidiary. Both of the notes issued by SCI Calyx bear interest at the three month Euro Libor rate plus 0.5% and have no stated term. During 2010, SCI Calyx borrowed approximately $1.4 million from Mr. Tornier in order to fund on-going leasehold improvements necessary to prepare the Montbonnot facility for its intended use. This cash was borrowed under the same terms as the original notes. As of January 1, 2012, SCI Calyx had related-party debt outstanding to Mr. Tornier of $2.2 million. The SCI Calyx entity is consolidated by us, and the related real estate and liabilities are included in our consolidated balance sheets. On September 3, 2008, Tornier SAS, our French operating subsidiary, entered into a lease agreement with SCI Calyx relating to these facilities. The agreement, which terminates in 2018, provides for an annual rent payment of €440,000, which has subsequently been increased and is currently €805,028 annually. As of January 1, 2012, future minimum payments under this lease were €5.9 million in the aggregate.

Since 2006, Tornier SAS has entered into various lease agreements with entities affiliated with Mr. Tornier or members of his family. On May 30, 2006, Tornier SAS entered into two lease agreements with Mr. Tornier and his sister, Colette Tornier, relating to our facilities in Saint-Ismier, France. The agreements provide for annual rent payments of €104,393 and €28,500, respectively, which have subsequently been increased and are currently €121,731 and €33,233 annually, respectively. On December 29, 2007, Tornier SAS entered into a lease agreement with Animus SCI, relating to our facilities in Montbonnot Saint Martin, France. The agreement provides for an annual rent payment of €252,545, which has subsequently been increased and is currently €292,101 annually. Animus SCI is wholly owned by Mr. Tornier. On December 29, 2007, Tornier SAS entered into a lease agreement with Cymaise SCI, relating to our facilities in Saint-Ismier, France. The agreement provides for an annual rent payment of €315,865, which has subsequently been increased and is currently €365,339 annually. Cymaise SCI is wholly owned by Mr. Tornier and his sister, Colette Tornier. On February 6, 2008, Tornier SAS entered into a lease agreement with Balux SCI, effective as of May 22, 2006, relating to our facilities in Montbonnot Saint Martin, France. The agreement provides for an annual rent payment of €480,000, which has subsequently been increased and is currently €555,183 annually. Balux SCI is wholly owned by Mr. Tornier and his sister, Colette Tornier. Each of the agreements will terminate in 2012. As of January 1, 2012, future minimum payments under these agreements were €562,789 million in the aggregate.

During 2011, we used approximately $116.1 million (€86.4 million) of the net proceeds from our initial public offering to repay all of our notes payable, including accrued interest thereon, some of which notes were held by certain of our principal shareholders, directors and officers.  The notes carried a fixed interest rate of 8.0% per annum with interest payments accrued in kind semi-annually. The following table describes the amounts paid in principal and interest to each of our principal shareholders, directors and officers:

Name	Principal amount	Accrued interest	Total
Warburg Pincus (Bermuda) Private Equity IX, L.P.	€35,904,000	€8,241,916	€44,145,916
KCH Stockholm AB	5,900,000	1,296,431	7,196,431
Vertical Fund I, L.P.	3,153,000	825,787	3,978,787
Vertical Fund II, L.P.	929,000	243,310	1,172,310
Amy and Richard F. Wallman	260,000	41,141	301,141
Douglas W. Kohrs	820,000	188,015	1,008,015
Stéphan Epinette	30,000	4,747	34,747
James C. Harber	19,000	4,976	23,976
Jamal D. Rushdy	26,000	6,810	32,810

Director Independence

The information regarding director independence is disclosed in “Item 10. Directors, Executive Officers, and Corporate Governance—Board Structure and Composition” and in “Item 10. Directors, Executive Officers, and Corporate Governance—Board Committees” of this report.

Item 14.  Principal Accounting Fees and Services.

Our audit committee pre-approves all audit and permissible non-audit services to be provided to us by our independent registered public accounting firm prior to commencement of services. Our audit committee chairman has the delegated authority to pre-approve such services up to a specified aggregate fee amount. These pre-approval decisions are presented to the full audit committee at its next scheduled meeting.

The following table shows the fees that we paid or accrued for audit and other services provided by Ernst & Young LLP for 2011 and 2010:

Fees	2011	2010
Audit fees	$1,303,020	$841,226
Audit-related fees	—	1,489,071
Tax fees	8,004	20,393
All other fees	3,285	3,155

In the above table, “audit fees” are fees for professional services for the audit of our financial statements included in this annual report on Form 10-K, and the review of our financial statements included in quarterly reports on Form 10-Q and registration statements and for services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements; “audit-related fees” are fees for assurance and related services, including services rendered in 2010 related our initial public offering, that are reasonably related to the performance of the audit or review of our financial statements; “tax fees” are fees for tax compliance, tax advice, and tax planning; and “all other fees” are fees for any services not included in the first three categories.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

Financial Statements

Our consolidated financial statements are included in Item 8 of Part II of this report.

Financial Statement Schedules

The following financial statement schedule is provided below:  Schedule II—Valuation and Qualifying Accounts.  All other schedules are omitted because the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

Tornier N.V.

Schedule II-Valuation and Qualifying Accounts

(In thousands)

		Additions
	Balance at beginning	Charged to costs &	Deductions		Balance at end
Description	of period	expenses	Describe(a)	Describe(b)	of period
Allowance for Doubtful Accounts (in millions):
Year ended January 1, 2012	$(2,519)	$(775)	$755	$53	$(2,486)
Year ended January 2, 2011	$(2,667)	$(275)	$307	$116	$(2,519)
Year ended December 27, 2009	$(2,169)	$(601)	$153	$(50)	$(2,667)

(a)                                 Uncollectible amounts written off, net of recoveries.

(b)                                 Effect of changes in foreign exchange rates.

Exhibits

The exhibits to this report are listed on the Exhibit Index to this report. A copy of any of the exhibits will be furnished at a reasonable cost, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to Tornier, Inc., 7701 France Avenue South, Suite 600, Edina, Minnesota 55435.

The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report on Form 10-K pursuant to Item 15(a):

1.               Employment Agreement, dated July 18, 2006, by and between Tornier, Inc. and Douglas W. Kohrs, as amended on August 26, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Amendment No. 8 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 7, 2011 (Registration No. 333-167370)).

2.                 Employment Agreement, dated June 21, 2010, by and between Tornier, Inc. and Carmen L. Diersen (incorporated by reference to Exhibit 10.02 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 15, 2010 (Registration No. 333-167370)).

3.                 Employment Agreement, dated July 25, 2011, by and between Tornier, Inc. and David H. Mowry (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 2, 2011 (File No. 001-35065)).

4.                 Employment Agreement, dated April 28, 2008, by and between Tornier, Inc. and Andrew Joiner (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 8, 2010 (Registration No. 333-167370)).

5.                 Separation Agreement and Release of Claims, dated November 15, 2011, by and between Tornier, Inc. and Andrew Joiner (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 15, 2011 (File No. 001-35065)).

6.                 Consulting Agreement, dated November 16, 2011, by and between Tornier, Inc. and Andrew Joiner (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 15, 2011 (File No. 001-35065)).

7.                 Permanent Employment Contract, dated August 29, 2008, by and between Tornier, SAS and Stéphan Epinette (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 8, 2010 (Registration No. 333-167370)).

8.                 Employment Agreement, dated September 13, 2010, by and between Tornier, Inc. and Kevin Klemz (incorporated by reference to Exhibit 10.6 to the Registrant’s Amendment No. 8 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 7, 2011 (Registration No. 333-167370)).

9.              Tornier N.V. Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10.9 to the Registrant’s Amendment No. 9 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 18, 2011 (Registration No. 333-167370)).

10.       Form of Option Agreement under the Tornier N.V. Stock Option Plan for Directors and Officers (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 8, 2010 (Registration No. 333-167370)).

11.       Tornier N.V. 2010 Incentive Plan (incorporated by reference to Exhibit 10.41 to the Registrant’s Amendment No. 4 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 4, 2010 (Registration No. 333-167370)).

12.       Rules for the Grant of Qualified Stock Options to Participants in France under the Tornier N.V. 2010 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2011 (File No. 001-35065)).

13.       Rules for the Grant of Stock Grants in the Form of Qualified Restricted Stock Units to Grantees in France under the Tornier N.V. 2010 Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2011 (File No. 001-35065)).

14.       Form of Option Certificate under the Tornier N.V. 2010 Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2011 (File No. 001-35065)).

15.       Form of Stock Grant Certificate (in the form of a Restricted Stock Unit) under the Tornier N.V. 2010 Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2011 (File No. 001-35065)).

16.       Tornier N.V. 2010 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.42 to the Registrant’s Amendment No. 9 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 18, 2011 (Registration No. 333-167370)).

17.       First Amendment of the Tornier N.V. 2010 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 2, 2011 (File No. 001-35065)).

18.       Sub-Plan for France under Tornier N.V. 2010 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 2, 2011 (File No. 001-35065)).

19.       Tornier N.V. 2012 Employee Performance Incentive Compensation Plan (incorporated by reference to Item 9B to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 2012 (File No. 001-35065)).

20.       Retraite Supplémentaire maintained by Tornier SAS (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 8, 2010 (Registration No. 333-167370)).

21.       Form of Indemnification Agreement (incorporated by reference to Exhibit 10.40 to the Registrant’s Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 14, 2010 (Registration No. 333-167370)).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 6, 2012	TORNIER N.V.

	By	/s/ Douglas W. Kohrs
Douglas W. Kohrs President and Chief Executive Officer (principal executive officer)

	By	/s/ Carmen L. Diersen
Carmen L. Diersen Global Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Douglas W. Kohrs	President, Chief Executive Officer and Director	March 6, 2012
Douglas W. Kohrs

/s/ Sean D. Carney	Chairman of the Board	March 6, 2012
Sean D. Carney

/s/ Richard B. Emmitt	Director	March 6, 2012
Richard B. Emmitt

/s/ Pascal E.R. Girin	Director	March 6, 2012
Pascal E.R. Girin

/s/ Kevin C. O’Boyle	Director	March 6, 2012
Kevin C. O’Boyle

/s/ Alain Tornier	Director	March 6, 2012
Alain Tornier

/s/ Richard F. Wallman	Director	March 6, 2012
Richard F. Wallman

/s/ Elizabeth H. Weatherman	Director	March 6, 2012
Elizabeth H. Weatherman

TORNIER N.V.

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED JANUARY 1, 2012

Exhibit No.	Exhibit	Method of Filing
3.1	Articles of Association of the Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 2, 2011 (File No. 001-35065)

4.1	Registrant’s Specimen Certificate for Ordinary Shares

Incorporated by reference to Exhibit 4.1 to the Registrant’s Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 14, 2010 (Registration No. 333-167370)

4.2	Registration Rights Agreement, dated July 16, 2010, by and among the investors on Schedule I thereto, the persons listed on Schedule II thereto and Tornier B.V.

Incorporated by reference to Exhibit 4.2 to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 11, 2010 (Registration No. 333-167370)

10.1	Employment Agreement, dated July 18, 2006, by and between Tornier, Inc. and Douglas W. Kohrs, as amended on August 26, 2010

Incorporated by reference to Exhibit 10.1 to the Registrant’s Amendment No. 8 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 7, 2011 (Registration No. 333-167370)

10.2	Employment Agreement, dated June 21, 2010, by and between Tornier, Inc. and Carmen L. Diersen

Incorporated by reference to Exhibit 10.02 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 15, 2010 (Registration No. 333-167370)

10.3	Employment Agreement, dated July 25, 2011, by and between Tornier, Inc. and David H. Mowry	Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 2, 2011 (File No. 001-35065)

10.4	Employment Agreement, dated April 28, 2008, by and between Tornier, Inc. and Andrew Joiner	Incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 8, 2010 (Registration No. 333-167370)

10.5	Separation Agreement and Release of Claims, dated November 15, 2011, by and between Tornier, Inc. and Andrew Joiner	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 15, 2011 (File No. 001-35065)

10.6	Consulting Agreement, dated November 16, 2011, by and between Tornier, Inc. and Andrew Joiner	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 15, 2011 (File No. 001-35065)

10.7	Permanent Employment Contract, dated August 29, 2008, by and between Tornier, SAS and Stéphan Epinette	Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 8, 2010 (Registration No. 333-167370)

Exhibit No.	Exhibit	Method of Filing
10.8	Employment Agreement, dated September 13, 2010, by and between Tornier, Inc. and Kevin Klemz

Incorporated by reference to Exhibit 10.6 to the Registrant’s Amendment No. 8 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 7, 2011 (Registration No. 333-167370)

10.9	Tornier N.V. Amended and Restated Stock Option Plan

Incorporated by reference to Exhibit 10.9 to the Registrant’s Amendment No. 9 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 18, 2011 (Registration No. 333-167370)

10.10	Form of Option Agreement under the Tornier N.V. Stock Option Plan for Directors and Officers	Incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 8, 2010 (Registration No. 333-167370)

10.11	Tornier N.V. 2010 Incentive Plan

Incorporated by reference to Exhibit 10.41 to the Registrant’s Amendment No. 4 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 4, 2010 (Registration No. 333-167370)

10.12	Rules for the Grant of Qualified Stock Options to Participants in France under the Tornier N.V. 2010 Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2011 (File No. 001-35065)

10.13	Rules for the Grant of Stock Grants in the Form of Qualified Restricted Stock Units to Grantees in France under the Tornier N.V. 2010 Incentive Plan	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2011 (File No. 001-35065)

10.14	Form of Option Certificate under the Tornier N.V. 2010 Incentive Plan	Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2011 (File No. 001-35065)

10.15	Form of Stock Grant Certificate (in the form of a Restricted Stock Unit) under the Tornier N.V. 2010 Incentive Plan	Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2011 (File No. 001-35065)

10.16	Tornier N.V. 2010 Employee Stock Purchase Plan

Incorporated by reference to Exhibit 10.42 to the Registrant’s Amendment No. 9 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 18, 2011 (Registration No. 333-167370)

10.17	First Amendment of the Tornier N.V. 2010 Employee Stock Purchase Plan	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 2, 2011 (File No. 001-35065)

10.18	Sub-Plan for France under Tornier N.V. 2010 Employee Stock Purchase Plan	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 2, 2011 (File No. 001-35065)

10.19	Tornier N.V. 2012 Employee Performance Incentive Compensation Plan	Incorporated by reference to Item 9B to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 2012 (File No. 001-35065)

Exhibit No.	Exhibit	Method of Filing
10.20	Retraite Supplémentaire maintained by Tornier SAS	Incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 8, 2010 (Registration No. 333-167370)

10.21	Form of Indemnification Agreement

Incorporated by reference to Exhibit 10.40 to the Registrant’s Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 14, 2010 (Registration No. 333-167370)

10.22	Asset Purchase Agreement, dated March 5, 2007, by and among DVO — Extremity Solutions, LLC, DVO Acquisition, Inc. and Tornier B.V.

Incorporated by reference to Exhibit 10.12 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 15, 2010 (Registration No. 333-167370)

10.23	Merger Agreement, dated January 22, 2007, by and among Nexa Orthopedics, Inc., Tornier US Holdings, Inc. and Nexa Acquisition, Inc.

Incorporated by reference to Exhibit 10.13 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 15, 2010 (Registration No. 333-167370)

10.24	Agreement and Plan of Merger, dated February 27, 2007, by and among Tornier US Holdings, Inc., Axya Acquisition II, Inc. and Axya Holdings, Inc.

Incorporated by reference to Exhibit 10.14 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 15, 2010 (Registration No. 333-167370)

10.25

Contribution Agreement, dated March 26, 2010, by and between Tornier B.V., Vertical Fund I, L.P., Vertical Fund II, L.P., TMG Holdings Coöperatief U.A., Stichting Administratiekantoor Tornier, Fred B. Dinger III and Douglas W. Kohrs

Incorporated by reference to Exhibit 10.15 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 15, 2010 (Registration No. 333-167370)

10.26	Commercial Leases (Two), dated May 30, 2006, by and between Alain Tornier and Colette Tornier and Tornier SAS

Incorporated by reference to Exhibit 10.22 to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 11, 2010 (Registration No. 333-167370)

10.27	Commercial Lease, dated December 29, 2007, by and between Animus SCI and Tornier SAS

Incorporated by reference to Exhibit 10.23 to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 11, 2010 (Registration No. 333-167370)

10.28	Commercial Lease, dated February 6, 2008, by and between Balux SCI and Tornier SAS

Incorporated by reference to Exhibit 10.24 to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 11, 2010 (Registration No. 333-167370)

Exhibit No.	Exhibit	Method of Filing
10.29	Commercial Lease, dated December 29, 2007, by and between Cymaise SCI and Tornier SAS

Incorporated by reference to Exhibit 10.25 to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 11, 2010 (Registration No. 333-167370)

10.30	Commercial Lease, dated September 3, 2008, by and between SCI Calyx and Tornier SAS

Incorporated by reference to Exhibit 10.26 to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 11, 2010 (Registration No. 333-167370)

10.31	Commercial Lease, dated December 23, 2008, by and between Seamus Geaney and Tornier Orthopedics Ireland Limited

Incorporated by reference to Exhibit 10.27 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 15, 2010 (Registration No. 333-167370)

10.32

Securityholders’ Agreement, dated July 18, 2006, by and among the parties listed on Schedule I thereto, KCH Stockholm AB, Alain Tornier, Warburg Pincus (Bermuda) Private Equity IX, L.P., TMG B.V. (predecessor to Tornier B.V.)

Incorporated by reference to Exhibit 10.28 to the Registrant’s Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 14, 2010 (Registration No. 333-167370)

10.33	Amendment No. 1 to the Securityholders’ Agreement, dated August 27, 2010, by and among the Securityholders on Schedule I thereto and Tornier B.V.

Incorporated by reference to Exhibit 10.37 to the Registrant’s Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 14, 2010 (Registration No. 333-167370)

10.34	Joinder Agreement, dated March 30, 2007, by and between Tornier B.V. and DVO—Extremity Solutions, LLC

Incorporated by reference to Exhibit 10.29 to the Registrant’s Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 14, 2010 (Registration No. 333-167370)

10.35	Joinder Agreement, dated September 24, 2007, by and between Tornier B.V. and TMG Partners II LLC

Incorporated by reference to Exhibit 10.30 to the Registrant’s Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 14, 2010 (Registration No. 333-167370)

10.36	Joinder Agreement, dated October 27, 2008, by and between Tornier B.V. and TMG Partners III LLC

Incorporated by reference to Exhibit 10.31 to the Registrant’s Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 14, 2010 (Registration No. 333-167370)

10.37	Joinder Agreement, dated May 11, 2009, by and between Tornier B.V. and Split Rock Partners, L.P.

Incorporated by reference to Exhibit 10.32 to the Registrant’s Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 14, 2010 (Registration No. 333-167370)

Exhibit No.	Exhibit	Method of Filing
10.38	Joinder Agreement, dated April 2008, by and between Tornier B.V. and Stichting Administratiekantoor Tornier

Incorporated by reference to Exhibit 10.33 to the Registrant’s Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 14, 2010 (Registration No. 333-167370)

10.39	Joinder Agreement, dated May 25, 2010, by and between Tornier B.V. and Medtronic Bakken Research Center B.V.

Incorporated by reference to Exhibit 10.34 to the Registrant’s Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 14, 2010 (Registration No. 333-167370)

10.40	Quality Assurance Agreement, dated April 1, 1998, by and between CeramTec AG and Tornier SA

Incorporated by reference to Exhibit 10.35 to the Registrant’s Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 14, 2010 (Registration No. 333-167370)

10.41	By-Laws of SCI Calyx

Incorporated by reference to Exhibit 10.36 to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 11, 2010 (Registration No. 333-167370)

10.42	Subscription Agreement, dated July 18, 2006, by and between TMG B.V. and KCH Stockholm AB

Incorporated by reference to Exhibit 10.38 to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 11, 2010 (Registration No. 333-167370)

10.43	Conversion Notice, dated October 1, 2009, by Tornier B.V. addressed to KCH Stockholm AB

Incorporated by reference to Exhibit 10.39 to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 11, 2010 (Registration No. 333-167370)

10.44	Revolving Credit and Security Agreement, dated May 31, 2007, by and between Compass Bank and Tornier, Inc.	Filed herewith

10.45	Modification Agreement, dated May 31, 2008, by and between Compass Bank and Tornier, Inc.	Filed herewith

10.46	Second Modification Agreement, dated September 24, 2008, by and between Compass Bank and Tornier, Inc.	Filed herewith

10.47	Third Modification Agreement, dated October 16, 2009, by and between Compass Bank and Tornier, Inc.	Filed herewith

10.48	Fourth Modification Agreement, dated July 29, 2010, by and between Compass Bank and Tornier, Inc.	Filed herewith

Exhibit No.	Exhibit	Method of Filing
10.49	Fifth Modification Agreement, dated December 16, 2011, by and between Compass Bank and Tornier, Inc.	Filed herewith

21.1	Subsidiaries of the Registrant	Filed herewith

23.1	Consent of Ernst & Young LLP, an Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101

The following materials from Tornier N.V.’s Annual Report on Form 10-K for the fiscal year ended January 1, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of January 2, 2011 and January 1, 2012, (ii) the Consolidated Statements of Operations for each of the fiscal years in the three-year period ended January 1, 2012, (iii) the Consolidated Statements of Cash Flows for each of the fiscal years in the three-year period ended January 1, 2012, (iv) Consolidated Statements of Shareholders’ Equity and Comprehensive Loss for each of the fiscal years in the three-year period ended January 1, 2012, and (v) Notes to Consolidated Financial Statements*

Furnished herewith

*                             Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this annual report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under Section 11 or 12 of the Securities Act of 1933, as amended, or otherwise subject to the liability of those sections, except as shall be expressly set forth by specific reference in such filings.