Form 10-Q
period 2012-04-01
Tornier N.V.
filed 2012-05-14
CIK 1492658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2012

or

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

As of May 9, 2012, there were 39,564,876 ordinary shares outstanding.

TORNIER N.V.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2012

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

This report contains references to among others, our trademarks Aequalis®, Aequalis Ascend™, Piton®,  Simpliciti™, and Tornier™. All other trademarks or trade names referred to in this report are the property of their respective owners.

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

•                  our facility consolidation plan and its effect on our business and operating results;

•                  not successfully developing and marketing new products and technologies and implementing our business strategy;

•                  our reliance on our independent sales agencies and distributors to sell our products and the effect on our business and operating results of agency and distributor changes or transitions to direct selling models in certain geographies;

•                  not successfully competing against our existing or potential competitors;

•                  disruption and turmoil in global credit and financial markets, which may be exacerbated by the inability of certain countries to continue to service their sovereign debt obligations;

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

•                  fluctuations in foreign currency exchange rates;

•                  the reliance of our business plan on certain market assumptions;

•                  our reliance on sales of our shoulder products, which generate a significant portion of our revenue

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

•                  our inability to access our credit lines or raise capital when needed, which could force us to delay, reduce, eliminate or abandon our commercialization efforts or product development programs;

•                  restrictive covenants in outstanding debt agreements that may limit our operating flexibility;

•                  consolidation in the healthcare industry that could lead to demands for price concessions or to the exclusion of some suppliers from certain of our markets, which could have an adverse effect on our business, financial condition or operating results;

•                  our clinical trials and their results and or reliance on third parties to conduct them;

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

For more information regarding these and other uncertainties and factors that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements or otherwise could materially adversely affect our business, financial condition or operating results, see our annual report on Form 10-K for the fiscal year ended January 1, 2012 under the heading “Part I — Item 1A. Risk Factors” on pages 20 through 44 of such report. The risks and uncertainties described above and under the heading “Part I — Item 1A Risk Factors” in our annual report on Form 10-K for the fiscal year ended January 1, 2012 are not exclusive and further information concerning us and our business, including factors that potentially could materially affect our financial results or condition, may emerge from time to time. We assume no obligation to update, amend or clarify forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. We advise you, however, to consult any further disclosures we make on related subjects in our future annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K we file with or furnish to the Securities and Exchange Commission.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Tornier N.V. and Subsidiaries

Consolidated Balance Sheets

(in thousands except share and per share data)

	April 1, 2012	January 1, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$69,067	$54,706
Accounts receivable (net of allowance of $2,781and $2,486, respectively)	51,556	45,908
Inventories	79,788	79,883
Deferred income taxes	640	620
Prepaid taxes	13,344	12,417
Prepaid expenses	2,902	2,225
Other current assets	3,451	3,113
Total current assets	220,748	198,872
Instruments, net	50,766	49,347
Property, plant and equipment, net	33,974	33,353
Goodwill	132,895	130,544
Intangible assets, net	97,268	97,665
Deferred income taxes	69	69
Other assets	1,567	1,850
Total assets	$537,287	$511,700
Liabilities and shareholders’ equity
Current liabilities:
Short-term borrowings and current portion of long-term debt	$22,507	$18,011
Accounts payable	13,090	12,020
Accrued liabilities	37,598	34,445
Income taxes payable	2,540	917
Deferred income taxes	83	81
Total current liabilities	75,818	65,474
Other long-term debt	25,061	21,900
Deferred income taxes	17,463	16,966
Other non-current liabilities	5,304	5,900
Total liabilities	123,646	110,240
Shareholders’ equity:
Ordinary shares, €0.03 par value; authorized 175,000,000; issued and outstanding 39,463,200 and 39,270,029 at April 1, 2012 and January 1, 2012, respectively	1,568	1,560
Additional paid-in capital	613,808	608,772
Accumulated deficit	(214,162)	(213,988)
Accumulated other comprehensive income	12,427	5,116
Total shareholders’ equity	413,641	401,460
Total liabilities and shareholders’ equity	$537,287	$511,700

The accompanying notes are an integral part of the consolidated financial statements.

Tornier N.V. and Subsidiaries

Consolidated Statements of Operations

(in thousands except per share data)

	Three months ended
	April 1, 2012	April 3, 2011
	(unaudited)
Revenue	$74,458	$69,435
Cost of goods sold	21,116	20,041
Gross profit	53,342	49,394
Operating expenses:
Selling, general and administrative	43,838	40,724
Research and development	5,623	5,110
Amortization of intangible assets	2,647	2,810
Total operating expenses	52,108	48,644
Operating income	1,234	750
Other income (expense):
Interest Income	113	128
Interest expense	(487)	(2,606)
Foreign currency transaction gain (loss)	25	(79)
Loss on extinguishment of debt	—	(29,475)
Other non-operating income (expense)	1	(19)
Income (loss) before income taxes	886	(31,301)
Income tax (expense) benefit	(1,062)	7,332
Consolidated net loss	$(176)	$(23,969)
Net loss per share:
Basic and diluted	$(0.00)	$(0.68)
Weighted average shares outstanding:
Basic and diluted	39,327	35,456

Tornier N.V. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Three months ended
	April 1, 2012	April 3, 2011
Consolidated net loss	$(176)	$(23,969)
Foreign currency translation adjustments	7,311	11,747
Comprehensive income (loss)	$7,135	$(12,222)

The accompanying notes are an integral part of the consolidated financial statements.

Tornier N.V. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Three months ended
	April 1, 2012	April 3, 2011
	(unaudited)
Cash flows from operating activities:
Consolidated net loss	$(176)	$(23,969)
Adjustments to reconcile consolidated net loss to cash provided by operating activities:
Depreciation and amortization	6,987	7,093
Non-cash foreign currency (gain) loss	(243)	633
Deferred income taxes	(699)	(8,069)
Share-based compensation	1,944	1,295
Non-cash interest expense and discount amortization	—	2,040
Inventory obsolescence	1,490	1,596
Loss on extinguishment of debt	—	29,475
Other non-cash items affecting earnings	556	105
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(4,774)	(5,892)
Inventories	373	(2,035)
Accounts payable and accruals	4,685	1,674
Other current assets and liabilities	(880)	3,494
Other non-current assets and liabilities	(424)	(488)
Net cash provided by operating activities	8,839	6,952
Cash flows from investing activities:
Acquisition-related cash payments	(350)	(481)
Additions of instruments	(3,922)	(2,874)
Purchases of property, plant and equipment	(1,156)	(714)
Net cash used in investing activities	(5,428)	(4,069)
Cash flows from financing activities:
Change in short-term debt	2,991	(12,932)
Repayments of long-term debt	(2,042)	(2,070)
Proceeds from issuance of long-term debt	5,343	—
Deferred financing costs	—	(2,414)
Repayment of notes payable	—	(116,108)
Issuance of ordinary shares for option exercises	3,070	—
Other issuance of ordinary shares	50	168,257
Net cash provided by financing activities	9,412	34,733
Effect of exchange rate changes on cash and cash equivalents	1,538	1,660
Increase in cash and cash equivalents	14,361	39,276
Cash and cash equivalents:
Beginning of period	54,706	24,838
End of period	$69,067	$64,114

Non-cash investing and finance activities:
Fixed assets acquired pursuant to capital lease	$—	$520

The accompanying notes are an integral part of the consolidated financial statements.

TORNIER N.V. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(unaudited)

1. Business Description

Tornier N.V. (Tornier or the Company) is a global medical device company focused on surgeons that treat musculoskeletal injuries and disorders of the shoulder, elbow, wrist, hand, ankle and foot. The Company refers to these surgeons as extremity specialists. The Company sells to this extremity specialist customer base a broad line of joint replacement, trauma, sports medicine and biologic products to treat extremity joints. The Company’s motto of “specialists serving specialists” encompasses this focus. In certain international markets, Tornier also offers joint replacement products for the hip and knee. The Company currently sells over 90 product lines in approximately 35 countries.

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

In February 2011, the Company completed an initial public offering of 8,750,000 ordinary shares at an offering price of $19.00 per share (before underwriters’ discounts and commissions). The Company received proceeds of approximately $149.2 million (after underwriters’ discounts and commissions of approximately $10.8 million and additional offering related costs of $6.2 million). Net proceeds have been and will continue to be used for the retirement of debt, working capital and other general corporate purposes. Additionally, on March 7, 2011, the Company issued an additional 721,274 ordinary shares at an offering price of $19.00 per share (before underwriters’ discounts and commissions) due to the exercise of the underwriters’ overallotment option. The Company received additional net proceeds of approximately $12.8 million (after underwriters’ discounts and commissions of approximately $0.9 million).

2. Summary of Significant Accounting Policies

Consolidation

The unaudited consolidated financial statements include the accounts of Tornier N.V. and all of its wholly and majority owned subsidiaries.  In consolidation, all material intercompany accounts and transactions are eliminated.

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S.) for interim financial information and the instructions to quarterly report on Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to these rules and regulations. Accordingly, these unaudited consolidated interim financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended January 1, 2012, as filed with the U.S. Securities and Exchange Commission (SEC).

Reclassifications

Certain amounts reported in previous periods have been reclassified to conform with the current period presentation.  The Company combined sales and marketing expenses and general and administrative expenses on the consolidated statement of operations. These combined expenses are now referred to as selling, general and administrative expense.

Basis of Presentation

The Company’s fiscal quarters are generally determined on a 13-week basis and always end on a Sunday. As a result, the Company’s fiscal year is generally 364 days. Fiscal year-end periods end on the Sunday nearest to December 31. Every few years, it is necessary to add an extra week to a quarter to make it a 14-week period in order to have the year-end fall on the Sunday nearest to December 31. The first quarter of 2012 and 2011 consisted of 13 weeks each.

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income. The guidance requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. Companies will no longer be permitted to present components of other comprehensive income solely in the statement of stockholders’ equity. The Company adopted ASU 2011-05 for the quarter ended April 1, 2012 and has made the appropriate disclosures in the financial statements.

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

A summary of the financial assets and liabilities at April 1, 2012 and January 1, 2012 are as follows:

	April 1, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents	$69,067	$69,067	$—	$—

	January 1, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents	$54,706	$54,706	$—	$—

The fair value of accounts receivable and accounts payable approximates their carrying values.  Other long-term debt and short-term borrowings are not publicly traded and their fair value approximates carrying value.  Other long-term debt and short-term borrowings are considered a Level 3 liabilities.

4. Inventories

Inventory balances consist of the following (in thousands):

	April 1, 2012	January 1, 2012

Raw materials	$6,117	$5,986
Work-in-process	4,493	4,766
Finished goods	69,178	69,131
Total	$79,788	$79,883

5. Goodwill and Other Intangible Assets

The following table summarizes the changes in the carrying amount of goodwill (in thousands):

Balance at January 1, 2012	$130,544
Foreign currency translation	2,351
Balance at April 1, 2012	$132,895

The components of identifiable intangible assets are as follows (in thousands):

	Gross value	Accumulated amortization	Net value
Balances at April 1, 2012
Intangible assets subject to amortization:
Developed technology	$76,235	$(31,119)	$45,116
Customer relationships	61,817	(23,353)	38,464
Licenses	5,238	(2,251)	2,987
Other	1,945	(1,153)	792
Intangible assets not subject to amortization:
Trade name	9,909	—	9,909
Total	$155,144	$(57,876)	$97,268

	Gross value	Accumulated amortization	Net value
Balances at January 1, 2012
Intangible assets subject to amortization:
Developed technology	$75,106	$(29,313)	$45,793
Customer relationships	60,399	(21,821)	38,578
Licenses	4,882	(2,061)	2,821
Other	1,930	(1,056)	874
Intangible assets not subject to amortization:
Trade name	9,599	—	9,599
Total	$151,916	$(54,251)	$97,665

Estimated annual amortization expense for fiscal years ending 2012 through 2016 is as follows (in thousands):

Amortization expense
2012	$10,632
2013	10,345
2014	10,106
2015	10,069
2016	9,517

6. Other Long-Term Debt

A summary of debt is as follows (in thousands):

	April 1, 2012	January 1, 2012

Lines of credit and overdraft arrangements	$13,457	$9,989
Other term debt	26,419	22,262
Mortgages	5,465	5,508
Shareholder debt	2,227	2,152
Total debt	47,568	39,911
Less current portion	(22,507)	(18,011)
Long-term debt	$25,061	$21,900

The Company’s European subsidiaries have established unsecured bank overdraft arrangements which allow for available credit totaling $24.6 million and $23.8 million at April 1, 2012 and January 1, 2012, respectively. Borrowings under these overdraft arrangements were $13.5 million and $10.0 million at April 1, 2012 and January 1, 2012, respectively. Borrowings under these lines have variable interest rates based on the Euro Overnight Index Average plus 1.3% or a three-month Euro plus 0.5%-3.0%.

The Company’s U.S. based subsidiary has established a $10.0 million secured line of credit at April 1, 2012 and January 1, 2012. This line of credit expires in 2012 and is secured by working capital and equipment. There was no outstanding balance under this line at April 1, 2012 and January 1, 2012. Borrowings under the line of credit bear interest at a 30-day LIBOR plus 2.25%, with a floor interest rate of 5%. This line contains customary affirmative and negative covenants and events of default. As of April 1, 2012, the Company’s U.S. subsidiary was subject to a covenant to maintain no less than $55 million of tangible net worth. As of April 1, 2012, the Company was also subject to a covenant to maintain a maximum debt to tangible net worth ratio of 1.00 and a debt service coverage ratio of no less than 1.25. The covenants relate to the U.S. subsidiary’s ratios only. The Company was in compliance with all covenants as of April 1, 2012.

7. Notes Payable and Warrants to Issue Ordinary Shares

In April 2009, the Company issued notes payable in the amount of €37 million (approximately $49.3 million) to a group of investors that included then existing shareholders, new investors and management of the Company. The notes carried a fixed annual interest rate of 8.0% with interest payments accrued in kind semi-annually. The notes were set to mature in March 2014. In connection with the note agreement, the Company also issued warrants to purchase an aggregate of 2.9 million ordinary shares at an exercise price of $16.98 per share. The Company recorded the warrants as liabilities with an offsetting debt discount recorded as a reduction of the carrying value of the notes. The debt discount was being amortized as additional interest expense over the life of the notes.  The Company executed agreements in May 2010 where 100% of the warrants were exchanged for ordinary shares.

In February 2008, the Company issued notes payable in the amount of €34.5 million (approximately $52.4 million) to a group of investors that included then existing shareholders and management of the Company. The notes carried a fixed annual interest rate of

8.0% with interest payments accrued in-kind. The notes were set to mature on February 28, 2013. Also, in connection with the 2008 note agreement, the Company issued warrants to purchase an aggregate of 3.1 million ordinary shares at a price of $16.98 per share.  The Company had recorded the warrants as liabilities with an offsetting debt discount recorded as a reduction of the carrying value of the notes. The debt discount was being amortized as additional interest expense over the life of the notes.  The Company executed agreements in May 2010 where 100% of the warrants were exchanged for ordinary shares.

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

Notes payable balances prior to the repayment in February of 2011 were as follows:

	February 14, 2011 (Time of Repayment)	January 2, 2011
Gross notes payable	$116,109	$114,357
Discount to notes payable	(29,352)	(30,096)
Net notes payable	$86,757	$84,261

8. Share-Based Compensation

Share-based awards are granted under the Tornier N.V. 2010 Incentive Plan. This plan allows for the issuance of up to 5 million ordinary shares in connection with the grant of share-based awards, including stock options, stock grants, stock appreciation rights and other types of awards as deemed appropriate.  To date, only options to purchase ordinary shares (options) and stock grants in the form of restricted stock units (RSUs) have been awarded. Both types of awards generally have graded vesting periods of four years and the options expire ten years after the grant date.  Options are granted with exercise prices equal to the fair value of the Company’s ordinary shares on the date of grant.

The Company recognizes compensation expense for these awards on a straight-line basis over the vesting period. Share-based compensation expense is included in cost of goods sold, selling, general and administrative, and research and development expenses on the consolidated statements of operations.

Below is a summary of the allocation of share-based compensation (in thousands):

	Three months ended
	April 1, 2012	April 3, 2011
	(unaudited)
Cost of goods sold	$222	$192
Selling, general and administrative	1,590	1,020
Research and development	132	83
Total	$1,944	$1,295

During the quarter ended April 1, 2012, the Company granted 62,883 options to purchase ordinary shares to employees at a weighted average exercise price of $23.38 per share and a weighted average fair value of $11.04 per share. During the quarter ended April 3, 2011, the Company granted 97,611 options to purchase ordinary shares to employees at a weighted average exercise price of $18.50 per share and a weighted average fair value of $9.13 per share. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions:

Three months ended
April 1, 2012
Risk-free interest rate	1.2%
Expected life in years	6.1
Expected volatility	48.7%
Expected dividend yield	0.0%

During the first quarter ended April 1, 2012, the Company granted 34,640 restricted stock units to employees with a weighted average fair value of $23.13 per share.  No restricted stock units were granted in the first quarter ended April 3, 2011.

9. Income Taxes

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

During the first quarter of 2012, the Company recognized $1.1 million of tax expense on pre-tax income of $0.9 million.  During the first quarter of 2011, the Company recognized $7.3 million of income tax benefit on pre-tax losses of $31.3 million.  Of the $7.3 million income tax benefit, $7.5 million related to the $29.5 million loss on extinguishment of debt previously discussed. This benefit was the result of reversing the remaining deferred tax liability related to the unamortized debt discount on the Company’s notes payable at the time of repayment. Offsetting this deferred tax benefit are estimated income tax expenses primarily related to the Company’s French subsidiaries. Given the Company’s history of operating losses, the Company does not generally recognize a provision for income taxes in the United States and certain of the Company’s European sales offices.

10. Capital Stock and Earnings Per Share

The Company had 39.5 million and 39.3 million ordinary shares issued and outstanding as of April 1, 2012 and April 3, 2011, respectively.

The Company had outstanding options to purchase 4.1 million and 3.8 million ordinary shares at April 1, 2012 and April 3, 2011, respectively. Outstanding options to purchase ordinary shares are not included in diluted earnings per share for the three-month periods ended April 1, 2012 and April 3, 2011, respectively, because including these instruments would be anti-dilutive due to the Company’s net loss position.

11. Litigation

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

12. Subsequent Events

In April 2012, the Company announced a facility consolidations plan pursuant to which the Company intends to consolidate a number of its facilities in France, Ireland and the United States.  Under the plan, the Company intends to consolidate its St. Ismier, France manufacturing facility into its existing Montbonnot, France manufacturing facility; consolidate its Dunmanway, Ireland manufacturing facility into its Macroom, Ireland manufacturing facility; and lease a facility near Minneapolis, Minnesota in which the Company will consolidate its Minneapolis-based marketing, training, regulatory, clinical, supply chain and corporate functions with its Stafford, Texas-based distribution operations.  The Company anticipates that the Company will close its St. Ismier, France and Dunmanway, Ireland facilities during the second quarter of 2012 and its Stafford, Texas location by the end of 2012.  The Company anticipates that, in connection with implementing the facility consolidations plan, the Company will record pre-tax charges of approximately $6.0 to $7.0 million, comprised of one-time employee termination costs; facility closure, moving and related expenses; fixed asset write-offs net of anticipated proceeds from the sale of facilities in Stafford, Texas and Dunmanway, Ireland; and other miscellaneous related charges.  The Company expects to record substantially all of the charges during 2012.  The Company expects approximately $5.0 to $5.7 million of the charges will result in future cash expenditures.  The Company expects to achieve annual pre-tax cost savings in the range of approximately $2.3 to $2.8 million related primarily to manufacturing and distribution efficiencies and reduced related operating expenses beginning in 2013.

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

In the United States, we sell products from our upper extremity joints and trauma, lower extremity joints and trauma, and sports medicine and biologics product categories; we do not actively market large joints in the United States. While we market our products to extremity specialists, our revenue is generated from sales to healthcare institutions and distributors. We sell through a single sales channel consisting of a network of independent commission-based sales agencies, with occasional variations based upon individual territories. Internationally, in select markets, we sell our full product portfolio, including upper extremity joints and trauma, lower extremity joints and trauma, sports medicine and biologics and large joints. We utilize several distribution approaches depending on the individual market requirements, including direct sales organizations in the largest European markets and Australia, and independent distributors for most other international markets. In the first quarter of 2012, we generated revenue of $74.5 million, 53% of which was in the United States and 47% of which was international.

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

In April 2012, we announced a facility consolidations plan pursuant to which we intend to consolidate a number of our facilities in France, Ireland and the United States.  Under the plan, we intend to consolidate our St. Ismier, France manufacturing facility into our existing Montbonnot, France manufacturing facility; consolidate our Dunmanway, Ireland manufacturing facility into our Macroom, Ireland manufacturing facility; and lease a facility near Minneapolis, Minnesota in which we will consolidate our Minneapolis-based marketing, training, regulatory, clinical, supply chain and corporate functions with our Stafford, Texas-based distribution operations.  The facility consolidations plan is driven by our strategy to drive operational productivity and to reduce annual operating expenses beginning in 2013.  We anticipate that we will close our St. Ismier, France and Dunmanway, Ireland facilities during the second quarter of 2012 and our Stafford, Texas location by the end of 2012.  We anticipate that, in connection with implementing the facility consolidations plan, we will record pre-tax charges of approximately $6.0 to $7.0 million, comprised of one-time employee termination costs; facility closure, moving and related expenses; fixed asset write-offs net of anticipated proceeds from the sale of facilities in Stafford, Texas and Dunmanway, Ireland; and other miscellaneous related charges.  We expect to record substantially all of the charges during 2012.  We expect approximately $5.0 to $5.7 million of the charges will result in future cash expenditures.  We expect to achieve annual pre-tax cost savings in the range of approximately $2.3 to $2.8 million related primarily to manufacturing and distribution efficiencies and reduced related operating expenses beginning in 2013.

Foreign Currency Exchange Rates

A substantial portion of our business is located outside the United States and as a result we generate revenue and incur expenses denominated in currencies other than the U.S. dollar. The majority of our operations denominated in currencies other than the U.S. dollar are denominated in Euros. In both the fiscal three month periods ended April 1, 2012 and April 3, 2011, approximately 47%, of our revenue was denominated in foreign currencies. As a result, our revenue can be significantly impacted by fluctuations in foreign currency exchange rates. We expect that foreign currencies will continue to represent a similarly significant percentage of our revenue in the future. Selling, marketing and administrative costs related to these sales are largely denominated in the same foreign currencies, thereby limiting our foreign currency transaction risk exposure. In addition, we also have significant levels of other selling, general and administrative and research and development expenses denominated in foreign currencies. We, therefore, believe that the risk of a significant impact on our earnings from foreign currency fluctuations is mitigated to some extent.

A substantial portion of the products we sell in the United States are manufactured in countries where costs are incurred in Euros. Fluctuations in the Euro to U.S. dollar exchange rate will have an impact on the cost of the products we manufacture in those countries, but we would not likely be able to change our U.S. dollar selling prices of those same products in the United States in response to those cost fluctuations. As a result, fluctuations in the Euro to U.S. dollar exchange rates could have a significant impact on our gross profit in future periods in which that inventory is sold.  Fluctuations in the value of foreign currencies relative to the U.S. dollar impact our operating results. Impacts associated with fluctuations in foreign currency exchange rates are discussed in more detail under “Item 3 —Quantitative and Qualitative Disclosures about Market Risk.”  In countries with functional currencies other than the U.S. dollar, assets and liabilities are translated into U.S. dollars using end-of-period exchange rates; and revenues, expenses and cash flows are translated using average rates of exchange. Constant currency growth rates used in the following discussion of results of operations eliminate the impact of period-over-period foreign currency fluctuations.

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

Results of Operations

The three months ended April 1, 2012 and April 3, 2011 each consisted of 13 weeks.  The following table sets forth, for the periods indicated, our results of operations as a percentage of revenue:

	Three months ended
	April 1, 2012		April 3, 2011

Statements of Operations Data:
Revenue	$74,458	100%	$69,435	100%
Cost of goods sold	21,116	28%	20,041	29%
Gross profit	53,342	72%	49,394	71%
Selling, general and administrative	43,838	59%	40,724	59%
Research and development	5,623	8%	5,110	7%
Amortization of intangible assets	2,647	4%	2,810	4%
Operating loss	1,234	2%	750	1%
Interest income	113	0%	128	0%
Interest expense	(487)	(1)%	(2,606)	(4)%
Foreign currency transaction gain (loss)	25	0%	(79)	(0)%
Loss on extinguishment of debt	—	*	(29,475)	(42)%
Other non-operating income (expense)	1	0%	(19)	0%
Income (loss) before income taxes	886	1%	(31,301)	(45)%
Income tax (provision) benefit	(1,062)	(1)%	7,332	11%
Consolidated net loss	(176)	(0)%	(23,969)	(35)%

*                                         Not meaningful

The following tables set forth, for the periods indicated, our revenue by product category and geography expressed as dollar amounts and the changes in revenue between the specified periods expressed as percentages:

	Three months ended
Revenue by Product Category	April 1, 2012	April 3, 2011	Percent change	Percent change
	($ in thousands)		(as	(constant
			reported)	currency)
Upper extremity joints and trauma	$47,018	$42,155	12%	13%
Lower extremity joints and trauma	7,029	6,632	6	7
Sports medicine and biologics	4,131	3,857	7	8
Total extremities	58,178	52,644	11	11

Large joints and other	16,280	16,791	(3)	1
Total	$74,458	$69,435	7%	9%

	Three months ended
Revenue by Geography	April 1, 2012	April 3, 2011	Percent change	Percent change
	($ in thousands)		(as	(constant
			reported)	currency)
United States	$39,702	$37,021	7%	7%
International	34,756	32,414	7	11
Total	$74,458	$69,435	7%	9%

Revenue.  Revenue increased by 7% to $74.5 million for the first quarter of 2012 from $69.4 million for the first quarter of 2011, as a result of increased sales in each of our extremity categories, partially offset by a slight decrease in large joints and other.  The most significant increase occurred in our upper extremity joints and trauma category. The growth experienced in the extremity categories was due primarily to increased demand and product expansion.  Our overall revenue growth of $5.0 million consisted of 7%

growth in both the United States and in our international geographies.  Our revenue was negatively impacted by foreign currency exchange rate fluctuations of approximately $1.1 million, principally due to the performance of the U.S. dollar against the Euro.

Revenue by product category.  Revenue in upper extremity joints and trauma increased by 12% to $47.0 million for the first quarter of 2012 from $42.2 million for the first quarter of 2011, primarily as a result of the continued increase in sales of our Aequalis reversed and Aequalis Ascend shoulder products, and to a lesser degree, our Simpliciti shoulder product. We believe that increased sales of our Aequalis reversed shoulder products resulted from continued market growth in shoulder replacement procedures and continued market movement towards reversed shoulder replacement procedures. We also saw an increase in sales of our Aequalis Ascend shoulder products which continued to gain share in the shoulder replacement market.  Offsetting this increase was the negative impact of foreign currency exchange rate fluctuations of $0.4 million. Revenue in our lower extremity joints and trauma increased by 6% to $7.0 million for the first quarter of 2012 from $6.6 million for the first quarter of 2011, primarily due to increased sales in our ankle replacement and ankle fusion products in the United States.  Revenue in sports medicine and biologics increased by 7% to $4.1 million for the first quarter of 2012 from $3.9 million for the first quarter of 2011. This increase was attributable to increased sales of our anchor products internationally, offset by a decrease in sales of our biologics products.  Revenue from large joints and other decreased by 3% to $16.3 million for the first quarter of 2012 from $16.8 million for the first quarter of 2011 primarily related to negative foreign currency exchange rate fluctuations of $0.7 million.  Excluding the impact of foreign currency fluctuations, our large joints and other product category increased by 1% during the first quarter of 2012 compared to the first quarter of 2011.  This increase was driven by increased sales of our hip and knee products offset by a decrease in revenue from our instrument and other categories.

Revenue by geography.  Revenue in the United States increased by 7% to $39.7 million for the first quarter of 2012 from $37.0 million for the first quarter of 2011, primarily driven by the continued increase in sales of upper extremities joints and trauma products. While the United States revenue was negatively affected by certain distribution channel changes made during the first quarter of 2012, overall United States revenue increased as a result of increases in sales of lower extremities joints and trauma products.    International revenue increased by 7% to $34.8 million for the first quarter of 2012 from $32.4 million for the first quarter of 2011.  Excluding the impact of foreign currency exchange rate fluctuations, our international revenue increased by 11%.  This increase was primarily due to increased revenue in France, the Netherlands, the United Kingdom and sales to certain stocking distributors across various countries in which we have no current direct sales force.  Offsetting the increase in international sales was the negative impact of foreign currency exchange rate fluctuations of $1.1 million.

Cost of goods sold.  Our cost of goods sold increased by 5% to $21.1 million for the first quarter of 2012 from $20.0 million for the first quarter of 2011. As a percentage of revenue, cost of goods sold decreased from 29% for the first quarter of 2011 to 28% for the first quarter of 2012, primarily due to a lower level of excess and obsolete inventory charges in the first quarter of 2012 and a stronger U.S. dollar which drove lower expense due to our European manufacturing presence.  Our cost of goods sold and corresponding gross profit as a percentage of revenue can be expected to fluctuate in future periods depending upon certain factors, including, among others, changes in our product sales mix and prices, distribution channels and geographies, manufacturing yields, plans for insourcing some previously outsourced production activities, inventory reserves required, levels of production volume and fluctuating inventory costs due to changes in foreign currency exchange rates since the period they were manufactured.

Selling, general and administrative.  Our selling, general and administrative expenses increased by 8% to $43.8 million for the first quarter of 2012 from $40.7 million for the first quarter of 2011.  As a percentage of revenue, selling, general and administrative expenses remained consistent with prior years at 59%.  Our variable selling costs as a percentage of revenue were slightly higher during the first quarter of 2012 when compared to the same quarter of 2011, which was offset by a lower rate of non-variable selling related expenses as a percentage of revenue. The increase in total selling, general and administrative expense was primarily a result of $1.4 million of additional variable expenses including commissions, royalties and freight expenses due to increased revenue.   Selling, general and administrative expenses also increased compared to the first quarter of 2011 as a result of increased other non-variable expenses, increased stock-based compensation expense, increased costs related to information technology and increased legal related expenses as a result of being a U.S. public reporting company.  These items were partially offset by the favorable impact of foreign currency exchange rate fluctuations of $0.7 million.

Research and development.  Research and development expenses increased by 10% to $5.6 million for the first quarter of 2012 from $5.1 million for the first quarter of 2011. As a percentage of revenue, research and development expenses increased from 7% for the first quarter of 2011 to 8% for the first quarter of 2012 due primarily to the timing of progress of certain clinical studies and product development related projects.  We believe that continued investment in research and development is an important part of sustaining our growth strategy through new product development and anticipate that in the near future, research and development expenses as a percentage of revenue will remain consistent with past levels.  The increase in total research and development expense was primarily due to increased clinical study related expenses, an increased level of expenses on certain shoulder related development projects and increased personnel related expenses.  These items were partially offset by the favorable impact of foreign currency exchange rate fluctuations of $0.1 million.

Amortization of intangible assets.  Amortization of intangible assets decreased by 6% to $2.6 million for the first quarter of 2012 from $2.8 million for the first quarter of 2011, primarily as a result of the complete amortization of certain license related intangibles.

Interest income.  Our interest income remained consistent at $0.1 million during the first quarter of 2012 and the first quarter of 2011.

Interest expense.  Our interest expense decreased by 81% to $0.5 million for the first quarter of 2012 from $2.6 million for the first quarter of 2011 due to the repayment of our notes payable in February 2011. Our notes payable carried an 8% stated interest rate and were recorded at a discount because they were issued together with warrants. The discount on our notes payable was also previously amortized as additional interest expense. As a result, the existence of our notes payable in prior periods caused a much higher level of interest expense.  Our interest expense for the first quarter of 2012 related to the interest paid on our continuing term loans, mortgages, and existing lines of credit.

Foreign currency transaction gain (loss).  We recognized minimal foreign currency transaction gain in the first quarter of 2012 compared to a foreign currency transaction loss of $(0.1) million for the first quarter of 2011. Foreign currency gains and losses are recognized when a transaction is denominated in a currency other than the subsidiary’s functional currency.  The increase in foreign currency transaction gain was primarily attributable to foreign currency exchange rate fluctuations on foreign currency denominated intercompany payables and receivables.

Loss on extinguishment of debt.  We recognized a $29.5 million loss on extinguishment of debt during the first quarter of 2011 due to the repayment of our notes payable. Our notes payable were issued in 2008 and 2009 together with warrants to purchase ordinary shares of the company. At the time of issuance, we recognized the estimated fair value of the warrants as a warrant liability with an offsetting debt discount to reduce the carrying value of the notes payable to the estimated fair value at the time of issuance. This debt discount was then amortized as additional interest expense over the term of the notes. At the time of repayment in the first quarter of 2011, we recognized the remaining unamortized portion of the discount as a loss on the extinguishment of debt. We had no such expense related to the extinguishment of debt during the first quarter of 2012. See Note 7 of our consolidated financial statements for further discussion of the accounting treatment of the notes payable and related warrants.

Other non-operating income (expense).  Our other non-operating income (expense) was immaterial during both the first quarter of 2012 and the first quarter of 2011.

Income tax expense (benefit).  Our effective tax rate for the first quarter of 2012 and 2011 was 120% and 23%, respectively.  The change in our effective tax rate from the first quarter of 2011 to the first quarter of 2012 primarily relates to the relative percentage of our pre-tax income from operations in countries with pretax income and related income tax expense compared to operations in countries in which we have pre-tax losses but for which we do not record a valuation allowance against deferred tax assets.  In the first quarter of 2012, our income tax expense recognized relates primarily to income tax on pre-tax income in certain of our European operations.  This pre-tax income was offset by pre-tax losses in our United States and Netherlands operations for which we currently do not recognize any income tax benefits. Our income tax expense increased to $1.1 million during the first quarter of 2012 compared to a benefit of $7.3 million for the first quarter of 2011. During the first quarter of 2011, we recognized $7.5 million of deferred tax benefit related to the $29.5 million loss on extinguishment of debt previously discussed. This benefit was the result of reversing the remaining deferred tax liability related to the unamortized debt discount on our notes payable at the time of repayment. Given our history of operating losses, we do not generally record a provision for income taxes in the United States and certain of our European geographies.

Seasonality and Quarterly Fluctuations

Our business is seasonal in nature. Historically, demand for our products has been the lowest in our third quarter as a result of the European holiday schedule during the summer months.

We have experienced and expect to continue to experience meaningful variability in our revenue and gross profit among quarters, as well as within each quarter, as a result of a number of factors including, among other things, the number and mix of products sold in the quarter and the geographies in which they are sold; the demand for, and pricing of our products and the products of our competitors; the timing of or failure to obtain regulatory clearances or approvals for products; costs, benefits and timing of new product introductions; the level of competition; the timing and extent of promotional pricing or volume discounts; changes in average selling prices; the availability and cost of components and materials; number of selling days; fluctuations in foreign currency exchange rates; the timing of patients’ use of their calendar year medical insurance deductibles; and impairment and other special charges.

Liquidity and Capital Resources

Since inception, we have generated significant operating losses. These, combined with significant charges not related to cash from operations, which have included amortization of acquired intangible assets, fair value adjustments to our warrant liability and accretion of noncontrolling interests, have resulted in an accumulated deficit of $214.2 million as of April 1, 2012. Historically, our liquidity needs have been met through a combination of sales of our equity securities together with issuances of notes payable and warrants to both then current shareholders and new investors and other bank related debt.  In February 2011, we completed an initial public offering from which we received net proceeds of approximately $149.2 million after underwriters’ discounts, commissions and offering expenses.  Our notes payable were repaid in full during the first quarter of 2011 using a portion of these proceeds.  Additionally, in March 2011, we sold additional ordinary shares due to the exercise of the underwriters’ overallotment option from which we received additional net proceeds of approximately $12.8 million after underwriters’ discounts and commissions and offering expenses.

We believe that our cash and cash equivalent balance of approximately $69.1 million and our existing available credit of $21.1 million as of April 1, 2012 will be sufficient to fund our working capital requirements and operations and permit anticipated capital expenditures during the remainder of 2012. In the event that we would require additional working capital to fund future operations, we could seek to acquire that through additional issuances of equity or debt financing arrangements which may or may not be available on favorable terms at such time. If we raise additional funds by issuing equity securities, our shareholders may experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. There is no assurance that any financing transaction will be available on terms acceptable to us, or at all.

Of the $21.1 million of existing available credit, $11.1 million relate to our European subsidiaries and have annual interest rates of Euro Overnight Index Average plus 1.3% or a three-month Euro plus 0.5%-3.0%. Our U.S. operating subsidiary has $10 million of available lines of credit that bear annual interest at 30-day LIBOR plus 2.25%, with a minimum interest rate of 5%. As of April 1, 2012, we had $47.6 million in short-term and long-term debt. Certain of these debt agreements include financial covenants that (i) require us to have a minimum level of tangible net worth in our U.S. operating subsidiary, (ii) have various levels of performance tests of debt to equity and debt to modified income related to our French and U.S. operating subsidiaries and (iii) restrict our ability to borrow in our U.S. operating subsidiary if there is a default under the agreement, all of which may have an impact on our liquidity. As of April 1, 2012, we were in compliance with all of our financial covenants and expect to remain in compliance during the remainder of 2012.

The following table sets forth, for the periods indicated, certain liquidity measures:

	As of
	April 1, 2012	January 1, 2012
	($ in thousands)
Cash and cash equivalents	$69,067	$54,706
Working capital	144,930	133,398
Line of credit availability	21,095	23,796

Operating activities.  Net cash provided by operating activities was $8.8 million for the first quarter of 2012 compared to $7.0 million for the first quarter of 2011, primarily driven by improvement in our consolidated net loss adjusted for non-cash items and a reduced use of cash for working capital during the first quarter of 2012 as compared to the first quarter of 2011, specifically driven by our ability to control the growth of inventory.

Investing activities.  Net cash used in investing activities, including our acquisition and licensing-related payments, totaled $5.4 million during the first quarter of 2012, compared to $4.1 million during the first quarter of 2011. The increase in net cash used in investing activities is primarily due to increased instrument additions.  Expenditures related to property, plant and equipment were $1.2 million and $0.7 million in the first quarter of 2012 and the first quarter of 2011, respectively.  During the first quarter of 2012, purchases of property, plant and equipment included those to finish preparing our French manufacturing facility for transition of the St. Ismier facility to Montbonnet.  The first quarter of 2012 also included an acquisition-related payment made in accordance with an existing licensing agreement.  The first quarter of 2011 included the final acquisition related payment made in accordance with the contingent purchase price of the acquisition of our Piton technology. This purchase agreement required that we make payments equal to 25% of the sales of Piton for a three-year period which ended in the third quarter of 2011.

Our industry is capital intensive, particularly as it relates to surgical instrumentation. Historically, our capital expenditures have consisted principally of purchased manufacturing equipment, research and testing equipment, computer systems, office furniture and equipment and surgical instruments.

Financing activities.  Net cash provided by financing activities decreased to $9.4 million during the first quarter of 2012, from $34.7 million during the first quarter of 2011. The first quarter of 2012 included approximately $5.3 million in proceeds from the issuance of long-term debt along with $3.0 million in draws on short-term debt, primarily in France.  Additionally, approximately $3.1 million of cash was generated as a result of the exercise of employee stock options.  The net cash provided by financing activities in the first quarter of 2011 included the receipt of approximately $168.3 million from the completion of our initial public offering and subsequent exercise of the underwriters’ overallotment option, after underwriters’ discounts and commissions and offering expenses, partially offset by the repayment of our notes payable of $116.1 million.

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

Contractual Obligations and Commitments

We refer you to the description of our contractual obligations and commitments as of January1, 2012 as set forth in our annual report on Form 10-K for the fiscal year ended January 1, 2012.  There were no material changes to such information since that date through April 1, 2012.

Critical Accounting Policies

Information on judgments related to our most critical accounting policies and estimates is discussed in Item 7 of our annual report on Form 10-K for the year ended January 1, 2012. Certain of our more critical accounting estimates require the application of significant judgment by management in selecting the appropriate assumptions in determining the estimate. By their nature, these judgments are subject to an inherent degree of uncertainty. We develop these judgments based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Actual results may differ from these judgments under different assumptions or conditions. Different, reasonable estimates could have been used for the current period. Additionally, changes in accounting estimates are reasonably likely to occur from period to period. Both of these factors could have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. All of our significant accounting policies are more fully described in Note 2 to our consolidated financial statements set forth in our annual report on Form 10-K for the year ended January 1, 2012. There have been no significant changes to the policies related to our critical accounting estimates since January 1, 2012.

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

Interest Rate Risk

Borrowings under our various revolving lines of credit in the United States and in Europe generally bear interest at variable annual rates. Borrowings under our various term loans in the United States and Europe are mixed between variable and fixed interest rates. As of April 1, 2012, we had $13.5 million in borrowings under our revolving lines of credit and $34.1 million in borrowings under various term loans. Based upon this debt level, a 10% increase in the annual interest rate on such borrowings would not have a material impact on our interest expense.

At January 1, 2012 our cash and cash equivalents were $69.1 million. Based on our annualized average interest rate, a 10% decrease in the annual interest rate on such balances would not result in a material impact on our interest rate expense on an annual basis.

Foreign Currency Exchange Rate Risk

Fluctuations in the exchange rate between the U.S. dollar and foreign currencies could adversely affect our financial results. In both the first quarter ended April 1, 2012 and the first quarter ended April 3, 2011 approximately 47% of our revenues were denominated in foreign currencies. We expect that foreign currencies will continue to represent a similarly significant percentage of our revenues in the future. Operating expenses related to these revenues are largely denominated in the same respective currency, thereby limiting our transaction risk exposure. However, for revenues not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases and if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our prices not being competitive in a market where business is transacted in the local currency.

In the first quarter of 2012, approximately 81% of our revenues denominated in foreign currencies were derived from EU countries and were denominated in Euros. Additionally, we have significant intercompany payables and debt with certain European subsidiaries, which are denominated in foreign currencies, principally the Euro. Our principal exchange rate risk therefore exists between the U.S. dollar and the Euro. Fluctuations from the beginning to the end of any given reporting period result in the remeasurement of our foreign currency-denominated cash, receivables, payables and debt, generating currency transaction gains or losses that impact our non-operating income/expense levels in the respective period and are reported in foreign currency transaction gain (loss) in our consolidated financial statements. We do not currently hedge our exposure to foreign currency exchange rate fluctuations. We may, however, hedge such exposure to foreign currency exchange rates in the future.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our President and Chief Executive Officer and Global Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 240.15d-15(e) promulgated under the Securities Exchange Act of 1934) as of April 1, 2012. Based on that review and evaluation, which included inquiries made to certain of our other employees, the Certifying Officers have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to our Company required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the first quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

A description of our legal proceedings in Note 11 of our consolidated financial statements included in this report is incorporated herein by reference.

ITEM 1A. RISK FACTORS.

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. In addition to the other information set forth in this report, careful consideration should be taken of the factors described in our annual report on Form 10-K for the fiscal year ended January 1, 2012 under the heading “Part I — Item 1A. Risk Factors,” which could materially adversely affect our business, financial condition or operating results. There has been no material change in those risk factors, except for the new risk factor below:

If our recently announced facility consolidations plan is not implemented properly or is unsuccessful, our business and operating results might be adversely affected.  In addition, the plan could result in deficiencies in our internal control over financial reporting and other controls and procedures.

In April 2012, we announced a facility consolidations plan pursuant to which we intend to consolidate a number of our facilities in France, Ireland and the United States.  Under the plan, we intend to consolidate our St. Ismier, France manufacturing facility into our existing Montbonnot, France manufacturing facility; consolidate our Dunmanway, Ireland manufacturing facility into our Macroom, Ireland manufacturing facility; and lease a facility near Minneapolis, Minnesota in which we will consolidate our Minneapolis-based marketing, training, regulatory, clinical, supply chain and corporate functions with our Stafford, Texas-based distribution operations.  The facility consolidations plan is driven by our strategy to drive operational productivity and to reduce annual operating expenses beginning in 2013.

We anticipate that we will close our St. Ismier, France and Dunmanway, Ireland facilities during the second quarter of 2012 and our Stafford, Texas location by the end of 2012.  We anticipate that, in connection with implementing the facility consolidations plan, we will record pre-tax charges of approximately $6.0 to $7.0 million, comprised of one-time employee termination costs; facility closure, moving and related expenses; fixed asset write-offs net of anticipated proceeds from the sale of facilities in Stafford, Texas and Dunmanway, Ireland; and other miscellaneous related charges.  We expect to record substantially all of the charges during 2012.  We expect approximately $5.0 to $5.7 million of the charges will result in future cash expenditures.  We expect to achieve annual pre-tax cost savings in the range of approximately $2.3 to $2.8 million related primarily to manufacturing and distribution efficiencies and reduced related operating expenses beginning in 2013.  The anticipated timing of our various activities under the plan and the estimates relating to the amount of charges, cash expenditures and cash savings that we expect to realize in connection with the plan are preliminary and may change as we finalize and implement the plan.  In addition, there can be no assurance that we will implement the plan on a timely basis or in a manner that will produce the anticipated operational efficiencies, expense savings and other benefits that we believe should positively impact our business and operating results.  If the plan is not implemented properly or is unsuccessful, we might experience business disruptions or our business and operating results might otherwise be adversely affected.  For example, the facility consolidations plan may have an adverse impact on our relationships with our employees, major customers and vendors.  In addition, the plan could result in deficiencies in our internal control over financial reporting and other controls and procedures. The plan may result in unanticipated expenses and charges, including litigation expenses, and have unintended impacts on our business, including in particular our new product development efforts.  In addition, if the plan is unsuccessful and does not produce the anticipated operational efficiencies, expense savings and other benefits, further restructuring activities might become necessary, resulting in additional future charges.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

During the first quarter of 2012, we did not issue any ordinary shares or other equity securities of our company that were not registered under the Securities Act of 1933, as amended.

Use of Proceeds from Initial Public Offering

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

Through April 1, 2012, we used approximately $116.1 million (€86.4 million) of the net proceeds from the offering to repay all of the outstanding indebtedness under our notes payable, including accrued interest thereon.  Additionally, through April 1, 2012, we used $9.1 million of the net proceeds from the offering to purchase instruments and implants and $16.8 million to reduce our short-term borrowings under our lines of credit.  The majority of the $116.1 million used to repay the outstanding indebtedness under our notes payable, including accrued interest thereon, and none of the $9.1 million used to purchase instruments and implants or $16.8 million used to reduce our short-term borrowings under various lines of credit were paid to certain of our directors and officers, or their associates, to persons owning ten percent or more of our outstanding ordinary shares and other affiliates of ours.

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

Issuer Purchases of Equity Securities

We did not purchase any ordinary shares or other equity securities of ours during the first quarter of 2012.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6.  EXHIBITS.

The following exhibits are filed or furnished with this quarterly report on Form 10-Q:

Exhibit No.	Description
10.1

Tornier N.V. 2012 Employee Performance Incentive Compensation Plan (Incorporated by reference to Item 9B to Tornier’s Annual Report on Form 10-K for the fiscal year ended January 1, 2012 (File No. 001-35065))

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

101

The following materials from Tornier N.V.’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets as of April 1, 2012 and January 1, 2012, (ii) the unaudited Consolidated Statements of Operations for the three months ended April 1, 2012, (iii) the unaudited Consolidated Statements of Cash Flows for the three months ended April 1, 2012, and (iv) Notes to Consolidated Financial Statements (Furnished herewith)*

*                 Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under Section 11 or 12 of the Securities Act of 1933, as amended, or otherwise subject to the liability of those sections, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TORNIER N.V.

Date: May 14, 2012	By:	/s/ Douglas W. Kohrs
Douglas W. Kohrs
President and Chief Executive Officer
(principal executive officer)

Date: May 14, 2012	By:	/s/ Carmen L. Diersen
Carmen L. Diersen
Global Chief Financial Officer
(principal financial and accounting officer)

TORNIER N.V.
QUARTERLY REPORT ON FORM 10-Q

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
10.1	Tornier N.V. 2012 Employee Performance Incentive Compensation Plan	Incorporated by reference to Item 9B to Tornier’s Annual Report on Form 10-K for the fiscal year ended January 1, 2012 (File No. 001-35065)
31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101

The following materials from Tornier N.V.’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets as of April 1, 2012 and January 1, 2012, (ii) the unaudited Consolidated Statements of Operations for the three months ended April 1, 2012, (iii) the unaudited Consolidated Statements of Cash Flows for the three months ended April 1, 2012, and (iv) Notes to Consolidated Financial Statements*

Furnished herewith

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