Form 10-Q
period 2012-07-01
Tornier N.V.
filed 2012-08-13
CIK 1492658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2012

or

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

As of August 9, 2012, there were 39,702,602 ordinary shares outstanding.

TORNIER N.V.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JULY 1, 2012

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

This report contains references to among others, our trademarks Aequalis®, Aequalis Ascend™, Piton®, Simpliciti™, and Tornier®. All other trademarks or trade names referred to in this report are the property of their respective owners.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements including, in particular, the statements about our plans, objectives, strategies and prospects regarding, among other things, our financial condition, operating results and business. We have identified some of these forward-looking statements with words like “believe,” “may,” “will,” “should,” “could,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate” or “continue,” other words and terms of similar meaning and the use of future dates. These forward-looking statements are based on current expectations about future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control and could cause our actual results to differ materially from those matters expressed or implied by our forward-looking statements. Forward-looking statements (including oral representations) are only predictions or statements of current plans and can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including, among other things, risks associated with:

•	our history of operating losses and negative cash flow;

•	our facilities consolidation initiative and its effect on our business and operating results;

•	changes in our senior management, including our recent Chief Financial Officer change;

•	not successfully developing and marketing new products and technologies and implementing our business strategy;

•

our reliance on our independent sales agencies and distributors to sell our products and the effect on our business and operating results of agency and distributor changes or transitions to direct selling models in certain geographies, including most recently in Belgium and Luxembourg;

•	not successfully competing against our existing or potential competitors;

•	disruption and turmoil in global credit and financial markets, which may be exacerbated by the inability of certain countries to continue to service their sovereign debt obligations;

•

deriving a significant portion of our revenues from operations in certain geographic markets that are subject to political, economic and social instability and risks and uncertainties involved in launching our products in certain new geographic markets, including in particular Japan and China;

•

continuing weakness in the global economy, which may be exacerbated by austerity measures anticipated to be taken by several countries and which could reduce the availability or affordability of private insurance or may affect patient decision to undergo elective procedures, and could otherwise adversely affect our business and operating results;

•	fluctuations in foreign currency exchange rates;

•	the reliance of our business plan on certain market assumptions;

•	our reliance on sales of our shoulder products, which generate a significant portion of our revenue;

•	our private label manufacturers failing to provide us with sufficient supply of their products, or failing to meet appropriate quality requirements;

•	our plans to bring the manufacturing of certain of our products in-house and possible disruptions we may experience in connection with such transition;

•	our plans to increase our gross margins by taking certain actions designed to do so;

•	the loss of one of our key suppliers, which may result in our inability to meet customer orders for our products in a timely manner or within our budget;

•	our patents and other intellectual property rights not adequately protecting our products, which may result in our loss of market share to our competitors;

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

•	our clinical trials and their results and or reliance on third parties to conduct them;

•	regulatory clearances or approvals and the extensive regulatory requirements to which we are subject;

•	the compliance of our products with the laws and regulations of the countries in which they are marketed, which compliance may be costly and time-consuming;

•

the use, misuse or off-label use of our products that may harm our image in the marketplace or result in injuries that may lead to product liability suits, which could be costly to our business or result in governmental sanctions;

•

healthcare reform legislation and its future implementation, possible additional legislation, regulation and other governmental pressure in the United States and globally, which may affect utilization, pricing, reimbursement, taxation and rebate policies of governmental agencies and private payors, which could have an adverse effect on our business, financial condition or operating results; and

•	pending and future litigation.

For more information regarding these and other uncertainties and factors that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements or otherwise could materially adversely affect our business, financial condition or operating results, see our annual report on Form 10-K for the fiscal year ended January 1, 2012 under the heading “Part I — Item 1A. Risk Factors” on pages 20 through 44 of such report and our quarterly report on Form 10-Q for the fiscal quarter ended April 1, 2012 under the heading “Part II – Item 1A. Risk Factors” on page 24 of such report. The risks and uncertainties described above and under the heading “Part I — Item 1A Risk Factors” in our annual report on Form 10-K for the fiscal year ended January 1, 2012 and under heading “Part II – Item 1A. Risk Factors” in our quarterly report on Form 10-Q for the fiscal quarter ended April 1, 2012 are not exclusive and further information concerning us and our business, including factors that potentially could materially affect our financial results or condition, may emerge from time to time. We assume no obligation to update, amend or clarify forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. We advise you, however, to consult any further disclosures we make on related subjects in our future annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K we file with or furnish to the Securities and Exchange Commission.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TORNIER N.V. AND SUBSIDIARIES

Consolidated Balance Sheets

(U.S. dollars in thousands, except share and per share amounts)

	July 1, 2012	January 1, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$61,424	$54,706
Accounts receivable (net of allowance of $2,551 and $2,486, respectively)	46,827	45,908
Inventories	79,184	79,883
Income taxes receivable	95	—
Deferred income taxes	604	620
Prepaid taxes	12,726	12,417
Prepaid expenses	2,759	2,225
Other current assets	3,975	3,113

Total current assets	207,594	198,872
Instruments, net	49,332	49,347
Property, plant and equipment, net	32,401	33,353
Goodwill	130,522	130,544
Intangible assets, net	94,528	97,665
Deferred income taxes	69	69
Other assets	1,780	1,850

Total assets	$516,226	$511,700

Liabilities and shareholders’ equity
Current liabilities:
Short-term borrowings and current portion of long-term debt	$21,255	$18,011
Accounts payable	13,524	12,020
Accrued liabilities	35,232	34,445
Income taxes payable	1,141	917
Deferred income taxes	114	81

Total current liabilities	71,266	65,474
Other long-term debt	22,294	21,900
Deferred income taxes	18,069	16,966
Other non-current liabilities	5,233	5,900

Total liabilities	116,862	110,240
Shareholders’ equity:
Ordinary shares, €0.03 par value; authorized 175,000,000; issued and outstanding 39,689,772 and 39,270,029 at July 1, 2012 and January 1, 2012, respectively	1,576	1,560
Additional paid-in capital	618,166	608,772
Accumulated deficit	(219,249)	(213,988)
Accumulated other comprehensive (loss) income	(1,129)	5,116

Total shareholders’ equity	399,364	401,460

Total liabilities and shareholders’ equity	$516,226	$511,700

The accompanying notes are an integral part of the consolidated financial statements.

TORNIER N.V. AND SUBSIDIARIES

Consolidated Statements of Operations

(U.S. dollars in thousands, except share and per share amounts)

	Three months ended		Six months ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
	(unaudited)		(unaudited)
Revenue	$66,014	$65,158	$140,472	$134,593
Cost of goods sold	18,098	18,017	39,214	38,058

Gross profit	47,916	47,141	101,258	96,535
Operating expenses:
Selling, general and administrative	41,795	41,234	85,633	81,958
Research and development	5,446	5,189	11,069	10,299
Amortization of intangible assets	2,636	2,897	5,283	5,707
Special charges	2,910	132	2,910	132

Total operating expenses	52,787	49,452	104,895	98,096

Operating loss	(4,871)	(2,311)	(3,637)	(1,561)
Other income (expense):
Interest income	121	142	234	270
Interest expense	(462)	(631)	(949)	(3,237)
Foreign currency transaction gain	106	226	131	147
Loss on extinguishment of debt	—	—	—	(29,475)
Other non-operating (expense) income	(3)	35	(2)	(19)

Loss before income taxes	(5,109)	(2,539)	(4,223)	(33,840)
Income tax benefit (expense)	25	(330)	(1,037)	7,002

Consolidated net loss	(5,084)	(2,869)	(5,260)	(26,838)

Net loss per share:
Basic and diluted	$(0.13)	$(0.07)	$(0.13)	$(0.72)
Weighted average shares outstanding:
Basic and diluted	39,580	39,040	39,450	37,248

TORNIER N.V. AND SUBSIDIARIES

Consolidated Statements of Comprehensive (Loss) Income

(in thousands)

	Three months ended		Six months ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Consolidated net loss	$(5,084)	$(2,689)	$(5,260)	$(26,838)
Foreign currency translation adjustments	(13,560)	4,726	(6,248)	16,474

Comprehensive (loss) income	$(18,644)	$2,037	$(11,508)	$(10,364)

The accompanying notes are an integral part of the consolidated financial statements.

TORNIER N.V. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(U.S. dollars in thousands)

	Six months ended
	July 1, 2012	July 3, 2011
	(unaudited)
Cash flows from operating activities:
Consolidated net loss	$(5,260)	$(26,838)
Adjustments to reconcile consolidated net loss to cash provided by operating activities:
Depreciation and amortization	14,347	13,891
Impairment of fixed assets	949	—
Non-cash foreign currency loss	377	603
Deferred income taxes	(452)	(6,165)
Share-based compensation	3,396	2,910
Non-cash interest expense and discount amortization	—	2,040
Inventory obsolescence	2,056	2,466
Loss on extinguishment of debt	—	29,475
Other non-cash items affecting earnings	1,251	336
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(284)	(3,657)
Inventories	(1,876)	(6,680)
Accounts payable and accruals	418	2,011
Other current assets and liabilities	(1,175)	3,295
Other non-current assets and liabilities	(431)	(1,222)

Net cash provided by operating activities	13,316	12,465
Cash flows from investing activities:
Acquisition-related cash payments	(2,246)	—
Purchases of intangible assets	(1,843)	(1,635)
Additions of instruments	(7,771)	(8,456)
Purchases of property, plant and equipment	(3,704)	(1,476)

Net cash used in investing activities	(15,564)	(11,567)
Cash flows from financing activities:
Change in short-term debt	3,052	(16,764)
Repayments of long-term debt	(3,951)	(4,015)
Repayments of notes payable	—	(116,108)
Proceeds from issuance of long-term debt	5,036	3,509
Deferred financing costs	—	(2,629)
Issuance of ordinary shares from stock option exercises	6,126	—
Other issuance of ordinary shares	45	168,308

Net cash provided by financing activities	10,308	32,301
Effect of exchange rate changes on cash and cash equivalents	(1,342)	1,696

Increase in cash and cash equivalents	6,718	34,895
Cash and cash equivalents:
Beginning of period	54,706	24,838

End of period	$61,424	$59,733
Non-cash investing and financing activities:
Fixed assets acquired pursuant to capital lease	$218	$646

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

All amounts are presented in U.S. Dollar (“$”), except where expressly stated as being in other currencies, e.g. Euros (“€”).

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

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S.) for interim financial information and the instructions to quarterly report on Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP) have been condensed or omitted pursuant to these rules and regulations. Accordingly, these unaudited consolidated interim financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended January 1, 2012, as filed with the U.S. Securities and Exchange Commission (SEC).

Reclassifications

Certain amounts reported in previous periods have been reclassified to conform with the current period presentation. The Company combined sales and marketing expenses and general and administrative expenses on the consolidated statement of operations. These combined expenses are now referred to as selling, general and administrative expenses.

Basis of Presentation

The Company’s fiscal quarters are generally determined on a 13-week basis and always end on a Sunday. As a result, the Company’s fiscal year is generally 364 days. Fiscal year-end periods end on the Sunday nearest to December 31. Every few years, it is necessary to add an extra week to a quarter to make it a 14-week period in order to have the year-end fall on the Sunday nearest to December 31. The first and second quarters of 2012 and 2011 each consisted of 13 weeks.

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income. The guidance requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. Companies will no longer be permitted to present components of other comprehensive income solely in the statements of stockholders’ equity. The Company adopted ASU 2011-05 beginning in the quarter ended April 1, 2012 and has made the appropriate disclosures in the consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Goodwill and Other (ASC Topic 350), Testing Goodwill for Impairment, which simplified the requirements related to the annual goodwill impairment test. Companies now have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the assessment indicates that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company no longer has to perform the two-step impairment test. ASU 2011-08 was effective for fiscal years beginning after December 15, 2011 with early adoption permitted. The Company adopted this guidance beginning in the first quarter of 2012. The impact of adoption did not have a material impact on the Company’s consolidated financial position or operating results.

Although there are several other new accounting pronouncements issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial position or operating results.

3. Fair Value of Financial Instruments

The Company applies ASC Topic 820, which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. The Company measures certain assets and liabilities at fair value on a recurring or non-recurring basis. U.S. GAAP requires fair value measurements to be classified and disclosed in one of the following three categories:

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

A summary of the financial assets and liabilities that are measured at fair value on a recurring basis at July 1, 2012 and January 1, 2012 are as follows:

	July 1, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$61,424	$61,424	$—	$—
Accounts payable	(13,524)	(13,524)	—	—
Earn-out liability	(762)	—	—	(762)

Total, net	$47,138	$47,900	$—	$(762)

	January 1, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$54,706	$54,706	$—	$—
Accounts payable	(12,020)	(12,020)	—	—

Total, net	$42,686	$42,686	$—	$—

As of July 1, 2012, the Company had no assets or liabilities with recurring Level 2 fair value measurements. The fair value of accounts receivable approximates its carrying value. Included in Level 3 fair value measurements is a $0.8 million earn-out liability as of July 1, 2012 related to the acquisition of the Company’s exclusive distributor in Belgium and Luxembourg. The current portion of the liability is recorded in other current liabilities on the consolidated balance sheet. The long-term portion of the earn-out liability is included in other noncurrent liabilities on the consolidated balance sheet. The earn-out liability is carried at fair value and was determined based on a discounted cash flow analysis that included a probability assessment and a discount rate, both of which are considered significant unobservable inputs. To the extent that these assumptions were to change, the fair value of the earn-out liability could change significantly. This liability did not exist prior to the acquisition transaction on June 1, 2012. There were no transfers into or out of Level 3 fair value measurements in the period.

The Company reviews the carrying amount of its long-lived assets other than goodwill for potential impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable. During the six months ended July 1, 2012, the Company initiated a facilities consolidation initiative that included the planned closure and consolidation of certain facilities in France, Ireland and the U.S., which resulted in the recognition of a $0.9 million impairment charge to write-down certain fixed assets to their estimated fair values. The fair value calculations were performed using a cost-to-sell analysis and are considered Level 2 fair value measurements as the key inputs into the calculations included estimated market values of the facilities, which are considered indirect observable inputs.

Based on our existing mix (interest rates and terms) of fixed rate debt, the overall fair value of our long-term debt approximates the carrying value.

4. Inventories

Inventory balances consist of the following (in thousands):

	July 1, 2012	January 1, 2012
Raw materials	$5,834	$5,986
Work-in-process	4,889	4,766
Finished goods	68,461	69,131

Total	$79,184	$79,883

5. Property, Plant and Equipment

Property, plant and equipment balances consist of the following (in thousands):

	July 1, 2012	January 1, 2012
Land	$2,042	$2,138
Building and improvements	10,644	12,501
Machinery and equipment	21,355	20,335
Furniture, fixtures and office equipment	24,941	24,255
Software	4,273	4,110
Construction in progress	804	—

Property, plant, and equipment, gross	64,059	63,339
Accumulated depreciation	(31,658)	(29,986)

Property, plant and equipment, net	$32,401	$33,353

As a result of the facilities consolidation initiative, the Company recorded several fixed asset impairments in the second quarter of fiscal 2012 related to the Company’s facilities in St. Ismier, France, Dunmanway, Ireland, and Stafford, Texas in the aggregate amount of $0.9 million for the six months ended July 1, 2012. These changes are reflected in related fixed asset categories above. These impairments were recorded in special charges, a component of operating expenses, in the consolidated statements of operations for the three and six months ended July 1, 2012. See Note 13 for further description of the facilities consolidation initiative.

6. Instruments

Instruments included in long-term assets on the consolidated balance sheets consist of the following (in thousands):

	July 1, 2012	January 1, 2012
Instruments	$77,631	$72,971
Instruments in process	18,403	18,024
Accumulated depreciation	(46,702)	(41,648)

Instruments, net	$49,332	$49,347

The Company recorded an impairment of $0.3 million for the six months ended July 1, 2012 related to instrument set components that were scrapped as a result of a revision to an existing product line.

7. Goodwill and Other Intangible Assets

The following table summarizes the changes in the carrying amount of goodwill (in thousands):

Balance at January 1, 2012	$130,544
Acquisition related payments	1,946
Foreign currency translation	(1,968)

Balance at July 1, 2012	$130,522

The components of identifiable intangible assets are as follows (in thousands):

	Gross value	Accumulated amortization	Net value
Balances at July 1, 2012
Intangible assets subject to amortization:
Developed technology	$74,162	$(31,654)	$42,508
Customer relationships	61,813	(23,336)	38,477
Licenses	5,541	(2,462)	3,079
Other	2,345	(1,221)	1,124
Intangible assets not subject to amortization:
Trade name	9,340	—	9,340

Total	$153,201	$(58,673)	$94,528

	Gross value	Accumulated amortization	Net value
Balances at January 1, 2012
Intangible assets subject to amortization:
Developed technology	$75,106	$(29,313)	$45,793
Customer relationships	60,399	(21,821)	38,578
Licenses	4,882	(2,061)	2,821
Other	1,930	(1,056)	874
Intangible assets not subject to amortization:
Trade name	9,599	—	9,599

Total	$151,916	$(54,251)	$97,665

Estimated annual amortization expense for fiscal years ending 2012 through 2016 is as follows (in thousands):

Amortization expense
2012	$10,819
2013	10,718
2014	10,479
2015	10,442
2016	9,854

During the six months ended July 1, 2012, the Company acquired its exclusive distributor in Belgium and Luxembourg for €2.8 million, which included a €0.8 million earn-out. The preliminary purchase accounting for this transaction resulted in an increase in intangible assets of $3.0 million and goodwill of $0.8 million for the six months ended July 1, 2012.

8. Other Long-Term Debt

A summary of debt is as follows (in thousands):

	July 1, 2012	January 1, 2012
Lines of credit and overdraft arrangements	$12,955	$9,989
Mortgages	5,048	5,508
Other term debt	23,452	22,262
Shareholder debt	2,094	2,152

Total debt	43,549	39,911
Less current portion	(21,255)	(18,011)

Long-term debt	$22,294	$21,900

The Company’s European subsidiaries have established unsecured bank overdraft arrangements which allow for available credit totaling $23.8 million at both July 1, 2012 and January 1, 2012, respectively. Borrowings under these overdraft arrangements were $13.0 million and $10.0 million at July 1, 2012 and January 1, 2012, respectively. Borrowings under these overdraft arrangements have variable annual interest rates based on the Euro Overnight Index Average plus 1.3% or the three-month Euro Index plus 0.5%-3.0%.

The Company’s U.S. operating subsidiary has established a $10.0 million secured line of credit at July 1, 2012 and January 1, 2012. This line of credit expires in October 2012 and is secured by working capital and equipment. There was no outstanding balance under this line at July 1, 2012 and January 1, 2012. Borrowings under the line of credit bear annual interest at a 30-day LIBOR plus 2.25%, with a floor interest rate of 5%. This line contains customary affirmative and negative covenants and events of default. As of July 1, 2012, the Company’s U.S. operating subsidiary was subject to a covenant to maintain no less than $55 million of tangible net worth. As of July 1, 2012, the Company was also subject to a covenant to maintain a maximum debt to tangible net worth ratio of 1.00 and a debt service coverage ratio of no less than 1.25. The covenants relate to the U.S. operating subsidiary’s ratios only. The Company was in compliance with all covenants as of July 1, 2012.

The Company’s international subsidiaries have other long-term secured and unsecured notes totaling $23.5 million and $22.3 million at July 1, 2012 and January 1, 2012, respectively, with initial maturities ranging from one to 10 years. A portion of these notes have fixed annual interest rates that range from 2.9% to 7.5%. The remaining notes carry a variable annual interest rate based on LIBOR, plus 1.2%, or the three-month Euro Index plus 0.3% to 1.5%.

The Company has a mortgage secured by the Company’s U.S. operating subsidiary’s facility in Stafford, Texas. This mortgage had an outstanding amount of $1.2 million at both July 1, 2012 and January 1, 2012. This mortgage bears a variable annual interest rate of LIBOR plus 2%.

The Company also has a mortgage secured by an office building in Grenoble, France. This mortgage had an outstanding balance of $3.9 million at both July 1, 2012 and January 1, 2012. This mortgage bears a fixed annual interest rate of 4.9%.

In 2008, one of the Company’s 51%-owned and consolidated subsidiaries borrowed $2.5 million from a member of the Company’s Board of Directors who is also a 49% owner of the consolidated subsidiary. This loan was used to partially fund the purchase of real estate in Grenoble, France, to be used as a manufacturing facility. Annual interest on the debt is variable based on three-month Euro Index plus 0.5%. The non-controlling interest in this subsidiary is deemed immaterial to the consolidated financial statements. The current outstanding balance on the loan is $2.1 million.

9. Notes Payable and Warrants to Issue Ordinary Shares

In April 2009, the Company issued notes payable in the aggregate amount of €37 million (approximately $49.3 million) to a group of investors that included then existing shareholders, new investors and management of the Company. The notes carried a fixed annual interest rate of 8.0% with interest payments accrued in kind semi-annually. The notes were set to mature in March 2014. In connection with the note agreement, the Company also issued warrants to purchase an aggregate of 2.9 million ordinary shares at an exercise price of $16.98 per share. The Company recorded the warrants as liabilities with an offsetting debt discount recorded as a reduction of the carrying value of the notes. The debt discount was being amortized as additional interest expense over the life of the notes. The Company executed agreements in May 2010 where 100% of the warrants were exchanged for ordinary shares.

In February 2008, the Company issued notes payable in the aggregate amount of €34.5 million (approximately $52.4 million) to a group of investors that included then existing shareholders and management of the Company. The notes carried a fixed annual interest rate of 8.0% with interest payments accrued in-kind. The notes were set to mature on February 28, 2013. Also, in connection with the 2008 note agreement, the Company issued warrants to purchase an aggregate of 3.1 million ordinary shares at a price of $16.98 per share. The Company had recorded the warrants as liabilities with an offsetting debt discount recorded as a reduction of the carrying value of the notes. The debt discount was being amortized as additional interest expense over the life of the notes. The Company executed agreements in May 2010 where 100% of the warrants were exchanged for ordinary shares.

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

10. Share-Based Compensation

Share-based awards are granted under the Tornier N.V. 2010 Incentive Plan, as amended. This plan allows for the issuance of up to a maximum of 7.7 million ordinary shares in connection with the grant of share-based awards, including stock options, stock grants, stock appreciation rights and other types of awards as deemed appropriate. To date, only options to purchase ordinary shares (options) and stock grants in the form of restricted stock units (RSUs) have been awarded under the plan. Both types of awards generally have graded vesting periods of four years and the options expire ten years after the grant date. Options are granted with exercise prices equal to the fair value of the Company’s ordinary shares on the date of grant.

The Company recognizes compensation expense for these awards on a straight-line basis over the vesting period. Share-based compensation expense is included in cost of goods sold, selling, general and administrative expense, and research and development expense on the consolidated statements of operations.

Below is a summary of the allocation of share-based compensation (in thousands):

	Three months ended		Six months ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
	(unaudited)		(unaudited)
Cost of goods sold	$228	$195	$450	$387
Selling, general and administrative	1,158	1,272	2,774	2,292
Research and development	40	97	172	231

Total	$1,426	$1,564	$3,396	$2,910

During the six months ended July 1, 2012, the Company granted 68,883 options to purchase ordinary shares to employees at a weighted average exercise price of $23.19 per share and a weighted average fair value of $10.94 per share. During the six months ended July 3, 2011, the Company granted 640,076 options to purchase ordinary shares to employees at a weighted average exercise price of $24.43 per share and a weighted average fair value of $12.55 per share. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions:

Six months ended
July 1, 2012
Risk-free interest rate	3.1%
Expected life in years	6.1
Expected volatility	42.7%
Expected dividend yield	0.0%

During the six months ended July 1, 2012 and July 3, 2011, the Company granted 36,730 and 173,850 restricted stock units, respectively, to employees with a weighted average fair value of $23.22 per share and $25.48 per share, respectively.

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

During the six months ended July 1, 2012, the Company recognized $1.0 million of income tax expense on pre-tax losses of $4.2 million. During the six months ended July 3, 2011, the Company recognized $7.0 million of income tax benefit on pre-tax losses of $33.8 million. Of the $7.0 million income tax benefit, $7.5 million related to the $29.5 million loss on extinguishment of debt previously discussed. This benefit was the result of reversing the remaining deferred tax liability related to the unamortized debt discount on the Company’s notes payable at the time of repayment. Offsetting this deferred tax benefit are estimated income tax expenses primarily related to the Company’s French subsidiaries. Given the Company’s history of operating losses, the Company does not generally recognize a provision for income taxes in the United States and certain of the Company’s European sales offices.

12. Capital Stock and Earnings Per Share

The Company had 39.7 million and 39.3 million ordinary shares issued and outstanding as of July 1, 2012 and January 1, 2012, respectively.

The Company had options to purchase ordinary shares and restricted stock units outstanding of 3.8 million and 4.2 million ordinary shares at July 1, 2012 and January 1, 2012, respectively. None of the options or restricted stock units were included in diluted earnings per share for the six months ended July 1, 2012 and January 1, 2012, respectively, because the Company recorded a net loss in all periods, and therefore, including these instruments would be anti-dilutive.

13. Restructuring

On April 13, 2012, the Company announced a facilities consolidation initiative, stating that it planned to consolidate several of its facilities to drive operational productivity and to reduce annual operating expenses by $2.3 to $2.8 million beginning in 2013. The Company’s facilities consolidation initiative includes the closure and relocation of its distribution operations in Stafford, Texas to Minnesota. The Company plans to consolidate these operations with its U.S.-based marketing, training, regulatory, clinical, supply chain, and corporate functions into a single leased site in the Minneapolis, Minnesota area. European facilities to be consolidated into nearby Company sites include those in St. Ismier, France and Dunmanway, Ireland.

The Company estimates it will incur restructuring charges of $6.0 to $7.0 million related to the facilities consolidation initiative, substantially all of which will be recognized in 2012.

Charges incurred in connection with the facilities consolidation initiative during the six months ended July 1, 2012 are presented in the following table (in thousands). All of the following amounts were recognized within special charges in the Company’s consolidated statements of operations.

Six months ended
July 1, 2012
Employee termination benefits	$485
Impairment charges related to fixed assets	949
Moving, professional fees and other initiative-related expenses	1,034

Total facilities consolidation expenses	$2,468

The $0.5 million of employee termination benefits includes severance and retention related to employees impacted by the facilities consolidation initiative in the U.S. The Company estimates that 60 employees will be affected as a result of the closure of the Stafford, Texas facility and related plans. To date, approximately 12 employees have been impacted. The $0.9 million of impairment charges related to fixed assets include charges for closing the impacted facilities in the U.S., France, and Ireland. The $1.0 million of moving, professional fees and other initiative-related expenses include moving and transportation expenses, professional fees and other expenses that were incurred to execute the facilities consolidation initiative.

Included in accrued liabilities on the consolidated balance sheet is an accrual related to the facilities consolidation initiative. Activity in the facilities consolidation accrual is presented in the following table (in thousands):

Facility consolidation accrual balance as of January 2, 2012	$—
Charges:
Employee termination benefits	485
Moving, professional fees and other initiative-related expenses	1,034

Total Charges	$1,519

Payments:
Employee termination benefits	$18
Moving, professional fees, and other initiative-related expenses	945

Total Payments	$963

Facilities consolidation accrual balance as of July 1, 2012	$556

The Company anticipates that substantially all of this accrual will be paid in 2012.

14. Litigation

On October 25, 2007, two of the Company’s former sales agents filed a complaint in the U.S. District Court for the Southern District of Illinois, alleging that the Company had breached their agency agreements and committed fraudulent and negligent misrepresentations. The jury rendered a verdict on July 31, 2009, awarding the plaintiffs a total of $2.6 million in actual damages and $4.0 million in punitive damages. While the court struck the award of punitive damages on March 31, 2010, it denied the Company’s motion to set aside the verdict or order a new trial. The Company timely filed a notice of appeal with the U.S. Court of Appeals for the Seventh Circuit in respect of the remaining actual damages. On August 24, 2011, the U.S. Court of Appeals for the Seventh Circuit issued its decision affirming the order of the lower court setting aside the award of punitive damages. In addition, the appellate court affirmed the lower court’s finding of liability against the Company, but vacated the lower court’s damages award of $2.6 million in compensatory damages as being not supported by the record and being too speculative. The case was then remanded to the lower court for a recalculation of damages that is consistent with the appellate court’s decision. On May 17, 2012, the lower court ordered a new trial on the issue of damages. It is anticipated that the new trial will be conducted during the first half of 2013.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations together with the unaudited consolidated financial statements and the notes thereto included elsewhere in this report, and other financial information included in this report. The following discussion may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Special Note Regarding Forward-Looking Statements” and elsewhere in this report. These risks could cause our actual results to differ materially from any future performance suggested below.

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

We believe we are differentiated by our full portfolio of upper and lower extremity products, our extremity-focused sales organization and our strategic focus on extremities. We further believe that we are well positioned to benefit from the opportunities in the extremity products marketplace as we are among the global leaders in the shoulder and ankle joint replacement markets. We also have expanded our technology base and product offering to include: new joint replacement products based on new designs and materials; improved trauma products based on innovative designs; and proprietary biologic materials for soft tissue repair. In the United States, which is the largest orthopaedic market, we believe that our single, “specialists serving specialists” distribution channel is strategically aligned with what we believe is an ongoing trend in orthopaedics for surgeons to specialize in certain parts of the anatomy or certain types of procedures.

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

In the United States, we sell products from our upper extremity joints and trauma, lower extremity joints and trauma, and sports medicine and biologics product categories; we do not actively market large joints in the United States. While we market our products to extremity specialists, our revenue is generated from sales to healthcare institutions and distributors. We sell through a single sales channel consisting of a network of independent commission-based sales agencies, with occasional variations based upon individual territories. Internationally, in select markets, we sell our full product portfolio, including upper extremity joints and trauma, lower extremity joints and trauma, sports medicine and biologics and large joints. We utilize several distribution approaches depending on the individual market requirements, including direct sales organizations in the largest European markets and Australia, and independent distributors for most other international markets. During second quarter of 2012, we acquired our sole and exclusive distributor in Belgium and Luxembourg enabling us to begin selling our products directly in those markets. The financial terms of the transaction included an upfront cash payment of €2.0 million and potential earn-out payments aggregating up to approximately €0.8 million based on annual revenues of the acquired entity for the two years following the acquisition. Also in the second quarter, we opened a direct sales office in Japan and received additional product registrations in China. For the six months ended July 1, 2012, we generated revenue of $140.5 million, 54% of which was in the United States and 46% of which was international.

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

In April 2012, we announced a facilities consolidation initiative pursuant to which we intend to consolidate a number of our facilities in France, Ireland and the United States. Under the initiative, we intend to consolidate our St. Ismier, France manufacturing facility into our existing Montbonnot, France manufacturing facility; consolidate our Dunmanway, Ireland manufacturing facility into our Macroom, Ireland manufacturing facility; and lease a facility near Minneapolis, Minnesota in which we will consolidate our Minneapolis-based marketing, training, regulatory, clinical, supply chain and corporate functions with our Stafford, Texas-based distribution operations. The facilities consolidation initiative is driven by our strategy to drive operational productivity and to reduce annual operating expenses beginning in 2013. We closed our Dunmanway, Ireland facility in the second quarter of 2012 and we anticipate that we will close our St. Ismier, France facility during the third quarter of 2012 and our Stafford, Texas location by the end of 2012. In addition, during the second quarter of 2012, we entered into a new lease agreement for a new facility located in Bloomington, Minnesota to use as our U.S. business headquarters and to consolidate our Minneapolis-based functions with our Stafford, Texas distribution operations. We anticipate that, in connection with implementing the facilities consolidation initiative, we will record pre-tax charges of approximately $6.0 to $7.0 million, comprised of one-time employee termination costs; facility closure, moving and related expenses; fixed asset write-offs net of anticipated proceeds from the sale of facilities in Stafford, Texas and Dunmanway, Ireland; and other miscellaneous related charges. We expect to record substantially all of the charges during 2012. We expect approximately $5.0 to $5.7 million of the charges will result in cash expenditures, substantially all of which will be incurred in 2012. We expect to achieve annual pre-tax cost savings in the range of approximately $2.3 to $2.8 million related primarily to manufacturing and distribution efficiencies and reduced related operating expenses beginning in 2013. During the six months ended July 1, 2012, we recorded $2.5 million of expense related to the facilities consolidation initiative.

On July 17, 2012, we appointed Shawn T McCormick as Chief Financial Officer of our company effective as of September 4, 2012. Mr. McCormick will succeed Carmen L. Diersen, our former Global Chief Financial Officer who will remain as a consultant to our company through July 16, 2013. Douglas W. Kohrs, our President and Chief Executive Officer, is serving as our Interim Chief Financial Officer until Mr. McCormick assumes the position on September 4, 2012. During the second quarter of 2012, we incurred a special charge of $0.4 million relating to the severance arrangement with our former Global Chief Financial Officer.

Foreign Currency Exchange Rates

A substantial portion of our business is located outside the United States and as a result we generate revenue and incur expenses denominated in currencies other than the U.S. dollar. The majority of our operations denominated in currencies other than the U.S. dollar are denominated in Euros. In both the six months ended July 1, 2012 and July 3, 2011, approximately 46%, of our revenue was denominated in foreign currencies. As a result, our revenue can be significantly impacted by fluctuations in foreign currency exchange rates. We expect that foreign currencies will continue to represent a similarly significant percentage of our revenue in the future. Selling, marketing and administrative costs related to these sales are largely denominated in the same foreign currencies, thereby limiting our foreign currency transaction risk exposure. In addition, we also have significant levels of other selling, general and administrative expenses and research and development expenses denominated in foreign currencies. We, therefore, believe that the risk of a significant impact on our earnings from foreign currency fluctuations is mitigated to some extent.

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

Results of Operations

The three and six months ended July 1, 2012 and July 3, 2011 each consisted of 13 and 26 weeks, respectively. The following table sets forth, for the periods indicated, our results of operations as a percentage of revenue:

	Three months ended				Six months ended
	July 1, 2012		July 3, 2011		July 1, 2012		July 3, 2011
	(in thousands)				(in thousands)
Statements of Operations Data:
Revenue	$66,014	100%	$65,158	100%	$140,472	100%	$134,593	100%
Cost of goods sold	18,098	27%	18,017	28%	39,214	28%	38,058	28%

Gross profit	47,916	73%	47,141	72%	101,258	72%	96,535	71%
Selling, general and administrative	41,795	63%	41,234	64%	85,633	61%	81,958	61%
Research and development	5,446	8%	5,189	8%	11,069	8%	10,299	8%
Amortization of intangible assets	2,636	4%	2,897	4%	5,283	4%	5,707	4%
Special charges	2,910	4%	132	0%	2,910	2%	132	0%

Operating loss	(4,871)	(7%)	(2,311)	(4%)	(3,637)	(3)%	(1,561)	(1%)
Interest income	121	0%	142	0%	234	0%	270	0%
Interest expense	(462)	(1%)	(631)	(1%)	(949)	(1%)	(3,237)	(2%)
Foreign currency transaction gain	106	0%	226	0%	131	0%	147	(0%)
Loss on extinguishment of debt	—	*	—	*	—	*	(29,475)	(22%)
Other non-operating (expense) income	(3)	0%	35	0%	(2)	0%	16	0%

Loss before income taxes	(5,109)	(8%)	(2,539)	(4%)	(4,223)	(3%)	(33,840)	(25%)
Income tax benefit (expense)	25	(0%)	(330)	(1%)	(1,037)	(1%)	7,002	5%

Consolidated net loss	$(5,084)	(8%)	(2,869)	(4%)	(5,260)	(4%)	(26,838)	(20%)

*	Not meaningful

The following tables set forth, for the periods indicated, our revenue by product category and geography expressed as dollar amounts and the changes in revenue between the specified periods expressed as percentages:

	Three months ended				Six months ended
Revenue by Product Category	July 1, 2012	July 3, 2011	Percent change	Percent change	July 1, 2012	July 3, 2011	Percent change	Percent change
	($ in thousands)		(as reported)	(constant currency)	($ in thousands)		(as reported)	(constant currency)
Upper extremity joints and trauma	$42,987	$40,795	5%	9%	$90,005	$82,950	9%	11%
Lower extremity joints and trauma	6,489	6,447	1	3	13,518	13,079	3	5
Sports medicine and biologics	3,745	3,583	5	8	7,876	7,440	6	8

Total extremities	53,221	50,825	5	8	111,399	103,469	8	10
Large joints and other	12,793	14,333	(11)	0	29,073	31,124	(7)	1

Total	$66,014	$65,158	1%	6%	$140,472	$134,593	4%	8%

	Three months ended				Six months ended
Revenue by Geography	July 1, 2012	July 3, 2011	Percent change	Percent change	July 1, 2012	July 3, 2011	Percent change	Percent change
	($ in thousands)		(as reported)	(constant currency)	($ in thousands)		(as reported)	(constant currency)
United States	$36,569	$34,395	6%	6%	$76,270	$71,416	7%	7%
International	29,445	30,763	(4)	6	64,202	63,177	2	9

Total	$66,014	$65,158	1%	6%	$140,472	$134,593	4%	8%

Comparison of three months ended July 1, 2012 to three months ended July 3, 2011

Revenue. Revenue increased by 1% to $66.0 million for the second quarter of 2012 from $65.2 million for the second quarter of 2011, as a result of increased sales in each of our extremity categories, partially offset by a decrease in sales of large joints and other. Our revenue was negatively impacted by foreign currency exchange rate fluctuations of approximately $3.2 million, principally due to the performance of the U.S. dollar against the Euro. Excluding the impact of foreign currency exchange rate fluctuations, revenue increased by 6% for the second quarter of 2012 from the second quarter of 2011. The most significant increase occurred in our upper extremity joints and trauma category. The growth experienced in the extremity categories was due primarily to increased demand and product expansion. Our overall revenue growth of $0.8 million consisted of 6% growth in the United States, partially offset by a revenue decrease of 4% in our international geographies.

Revenue by product category. Revenue in upper extremity joints and trauma increased by 5% to $43.0 million for the second quarter of 2012 from $40.8 million for the second quarter of 2011, primarily as a result of the continued increase in sales of our Aequalis reversed and Aequalis Ascend shoulder products, and to a lesser degree, our Simpliciti shoulder products. We believe that increased sales of our Aequalis reversed shoulder products resulted from continued market growth in shoulder replacement procedures and continued market movement towards reversed shoulder replacement procedures. We also saw an increase in sales of our Aequalis Ascend shoulder products which continued to gain share in the shoulder replacement market. Offsetting this increase was the negative impact of foreign currency exchange rate fluctuations of $1.4 million. Revenue in our lower extremity joints and trauma increased by 1% to $6.5 million for the second quarter of 2012 from $6.4 million for the second quarter of 2011, primarily due to increased sales in our ankle replacement and ankle fusion products in the United States. Revenue in sports medicine and biologics increased by 5% to $3.7 million for the second quarter of 2012 from $3.6 million for the second quarter of 2011. This increase was attributable to increased sales of our anchor products internationally, partially offset by a decrease in sales of our biologics products. Revenue from large joints and other decreased by 11% to $12.8 million for the second quarter of 2012 from $14.3 million for the second quarter of 2011 related primarily to negative foreign currency exchange rate fluctuations of $1.5 million. Excluding the impact of foreign currency fluctuations, our large joints and other product category remained flat in the second quarter of 2012 compared to the second quarter of 2011.

Revenue by geography. Revenue in the United States increased by 6% to $36.6 million for the second quarter of 2012 from $34.4 million for the second quarter of 2011, primarily driven by the continued increase in sales of upper extremities joints and trauma products, partially offset by the negative impact on sales as a result of certain distribution channel changes made during 2012. International revenue decreased by 4% to $29.4 million for the second quarter of 2012 from $30.8 million for the second quarter of 2011 related primarily to negative foreign currency exchange rate fluctuations of $3.2 million. Excluding the impact of foreign currency exchange rate fluctuations, our international revenue increased by 6%. This increase was primarily due to increased revenue in Germany, Australia and the establishment of a direct sales office in Belgium, which also serves Luxembourg, through the acquisition of our previous exclusive distributor in these territories, partially offset by a negative impact on sales in certain Western European countries due to austerity measures and lower procedure volumes.

Cost of goods sold. Our cost of goods sold increased to $18.1 million for the second quarter of 2012 from $18.0 million for the second quarter of 2011. As a percentage of revenue, cost of goods sold decreased from 28% for the second quarter of 2011 to 27% for the second quarter of 2012, primarily due to a lower level of excess and obsolete inventory charges in the second quarter of 2012 and a change in geographical mix. Our cost of goods sold and corresponding gross profit as a percentage of revenue can be expected to fluctuate in future periods depending upon certain factors, including, among others, changes in our product sales mix and prices, distribution channels and geographies, manufacturing yields, plans for insourcing some previously outsourced production activities, inventory reserves required, levels of production volume and fluctuating inventory costs due to changes in foreign currency exchange rates since the period they were manufactured.

Selling, general and administrative. Our selling, general and administrative expenses increased by 1% to $41.8 million for the second quarter of 2012 from $41.2 million for the second quarter of 2011. As a percentage of revenue, selling, general and administrative expenses were 63% for the six months ended July 1, 2012 compared to 64% for the six months ended July 3, 2011. Our variable selling costs as a percentage of revenue were slightly lower during the second quarter of 2012 when compared to the second quarter of 2011, which was partially offset by an increase in instrument depreciation as a percentage of revenue. The increase in total selling, general and administrative expense was primarily a result of additional instrument depreciation, information technology and legal related costs, partially offset by a decrease in non-variable selling related expenses. Also affecting selling, general and administrative expenses was the favorable impact of foreign currency exchange rate fluctuations of $2.3 million.

Research and development. Research and development expenses increased by 5% to $5.4 million for the second quarter of 2012 from $5.2 million for the second quarter of 2011. As a percentage of revenue, research and development expenses remained consistent with the second quarter of 2011 at 8%. The increase in total research and development expense was primarily due to increased clinical study related expenses, an increased level of expenses on certain shoulder and biologic related product development projects and increased personnel related expenses. These items were partially offset by the favorable impact of foreign currency exchange rate fluctuations of $0.3 million. We believe that continued investment in research and development is an important part of sustaining our growth strategy through new product development and anticipate that in the near future, research and development expenses as a percentage of revenue will remain consistent with past levels.

Amortization of intangible assets. Amortization of intangible assets decreased by 9% to $2.6 million for the second quarter of 2012 from $2.9 million for the second quarter of 2011, primarily as a result of the complete amortization of certain license related intangibles.

Special charges. Special charges included approximately $2.5 million of expense for the three months ended July 1, 2012 related to our facilities consolidation initiative. The $2.5 million is comprised of employee-benefit related expenses including severance and retention of terminated employees in the U.S., moving and transportation expenses, impairment charges on fixed assets related to the impacted facilities of Stafford, Texas, St. Ismier, France, and Dunmanway, Ireland, professional fees and other expenses. See Note 13 to our consolidated financial statements for additional information on the facilities consolidation initiative. Also included in special charges for the three months ended July 1, 2012 is approximately $0.4 million of expense related to departure of our former Global Chief Financial Officer and $0.1 million of legal costs related to the acquisition of our exclusive distributor in Belgium and Luxembourg. For the three months ended July 3, 2011, the $0.1 million of special charges were primarily related to the closure of our Beverly, Massachusetts research and development facility.

Interest income. Our interest income remained consistent at $0.1 million during the second quarter of 2012 and the second quarter of 2011.

Interest expense. Our interest expense decreased by 27% to $0.5 million for the second quarter of 2012 from $0.6 million for the second quarter of 2011 due to lower average interest rates on outstanding debt. Our interest expense for the second quarters of 2012 and 2001 related to the interest paid on our continuing term loans, mortgages and existing lines of credit and overdraft arrangements.

Foreign currency transaction gain. We recognized $0.1 million of foreign currency transaction gain in the second quarter of 2012 compared to a foreign currency transaction gain of $0.2 million for the second quarter of 2011. Foreign currency gains and losses are recognized when a transaction is denominated in a currency other than the subsidiary’s functional currency. The decrease in foreign currency transaction gain was primarily attributable to foreign currency exchange rate fluctuations on foreign currency denominated intercompany payables and receivables.

Other non-operating (expense) income. Our other non-operating (expense) income was immaterial during both the second quarter of 2012 and the second quarter of 2011.

Income tax benefit (expense). Our effective tax rate for the second quarter of 2012 and 2011 was 0% and 13%, respectively. The change in our effective tax rate from the second quarter of 2011 to the second quarter of 2012 primarily relates to the relative percentage of our pre-tax income from operations in countries with related income tax expense compared to operations in countries in which we have pre-tax losses but for which we record a valuation allowance against our deferred tax assets, and thus, cannot recognize income tax benefits. We recorded a minimal income tax benefit during the second quarter of 2012 compared to an expense of $0.3 million for the second quarter of 2011. Given our history of operating losses, we do not generally record a provision for income taxes in the United States and certain of our European geographies.

Comparison of six months ended July 1, 2012 to six months ended July 3, 2011

Revenue. Revenue increased by 4% to $140.5 million for the six months ended July 1, 2012 from $134.6 million for the six months ended July 3, 2011, as a result of increased sales in each of our extremity categories, partially offset by a slight decrease in sales of large joints and other. The most significant increase occurred in our upper extremity joints and trauma category. The growth experienced in the extremity categories was due primarily to increased demand and product expansion. Our overall revenue growth of $5.9 million consisted of 7% growth in the United States and 2% growth in our international geographies. Our revenue was negatively impacted by foreign currency exchange rate fluctuations of approximately $4.4 million, principally due to the performance of the U.S. dollar against the Euro. Excluding the impact of foreign currency exchange rate fluctuations, revenue grew by 8%.

Revenue by product category. Revenue in upper extremity joints and trauma increased by 9% to $90.0 million for the six months ended July 1, 2012 from $83.0 million for the six months ended July 3, 2011, primarily as a result of the continued increase in sales of our Aequalis reversed and Aequalis Ascend shoulder products, and to a lesser degree, our Simpliciti shoulder products. We believe that increased sales of our Aequalis reversed shoulder products resulted from continued market growth in shoulder replacement procedures and continued market movement towards reversed shoulder replacement procedures. We also saw an increase in sales of our Aequalis Ascend shoulder products which continued to gain share in the shoulder replacement market. Offsetting this increase was the negative impact of foreign currency exchange rate fluctuations of $1.8 million. Revenue in our lower extremity joints and trauma increased by 3% to $13.5 million for the six months ended July 1, 2012 from $13.1 million for the six months ended July 3, 2011, primarily due to increased sales in our ankle replacement and ankle fusion products in the United States. Revenue in sports medicine and biologics increased by 6% to $7.9 million for the six months ended July 1, 2012 from $7.4 million for the six months ended July 3, 2011. This increase was primarily attributable to increased sales of our anchor products internationally, partially offset by a decrease in sales of our biologics products. Revenue from large joints and other decreased by 7% to $29.1 million for the six months ended July 1, 2012 from $31.1 million for the six months ended July 3, 2011 primarily related to negative foreign currency exchange rate fluctuations of $2.2 million. Excluding the impact of foreign currency exchange rate fluctuations, our large joints and other product category increased by 1% during the six months ended July 1, 2012 compared to the six months ended July 3, 2011. This increase was driven by increased sales of our knee products, partially offset by a decrease in revenue from our hip products.

Revenue by geography. Revenue in the United States increased by 7% to $76.3 million for the six months ended July 1, 2012 from $71.4 million for the six months ended July 3, 2011. While the United States revenue was negatively affected by certain distribution channel changes made during the six months ended July 1, 2012, overall United States revenue increased as a result of increases in sales in upper extremity joints and trauma and lower extremity joints and trauma. International revenue increased by 2% to $64.2 million for the six months ended July 1, 2012 from $63.2 million for the six months ended July 3, 2011. Offsetting the increase in international sales was the negative impact of foreign currency exchange rate fluctuations of $4.4 million. Excluding the impact of foreign currency exchange rate fluctuations, our international revenue increased by 9%. This increase was primarily due to increased revenue in France, Germany, the United Kingdom and sales to certain stocking distributors across various countries in which we have no current direct sales force.

Cost of goods sold. Our cost of goods sold increased by 3% to $39.2 million for the six months ended July 1, 2012 from $38.1 million for the six months ended July 3, 2011. As a percentage of revenue, cost of goods sold remained consistent at 28% for the six months ended July 1, 2012 and July 3, 2011. Our cost of goods sold and corresponding gross profit as a percentage of revenue can be expected to fluctuate in future periods depending upon certain factors, including, among others, changes in our product sales mix and prices, distribution channels and geographies, manufacturing yields, plans for insourcing some previously outsourced production activities, inventory reserves required, levels of production volume and fluctuating inventory costs due to changes in foreign currency exchange rates since the period they were manufactured.

Selling, general and administrative. Our selling, general and administrative expenses increased by 4% to $85.6 million for the six months ended July 1, 2012 from $82.0 million for the six months ended July 3, 2011. As a percentage of revenue, selling, general and administrative expenses remained consistent at 61%. Our variable selling costs as a percentage of revenue were slightly higher during the first six months of 2012 when compared to the same period of 2011, which was offset by a lower rate of non-variable selling related expenses as a percentage of revenue. The increase in total selling, general and administrative expense was primarily a result of $1.5 million of additional variable expenses including commissions, royalties and freight expenses due to increased revenue. Selling, general and administrative expenses also increased compared to the six months ended July 3, 2011 as a result of increased instrument depreciation, costs related to information technology and increased stock-based compensation expenses. These items were partially offset by the favorable impact of foreign currency exchange rate fluctuations of $3.0 million.

Research and development. Research and development expenses increased by 8% to $11.1 million for the six months ended July 1, 2012 from $10.3 million for the six months ended July 3, 2011. As a percentage of revenue, research and development expenses remained consistent with prior years at 8%. The increase in total research and development expense of $0.8 million was primarily due to increased clinical study related expenses, an increased level of expenses on certain shoulder and biologics related development projects and increased personnel related expenses. These items were partially offset by the favorable impact of foreign currency exchange rate fluctuations of $0.4 million. We believe that continued investment in research and development is an important part of sustaining our growth strategy through new product development and anticipate that in the near future, research and development expenses as a percentage of revenue will remain consistent with past levels.

Amortization of intangible assets. Amortization of intangible assets decreased by 7% to $5.3 million for the six months ended July 1, 2012 from $5.7 million for the six months ended July 3, 2011, primarily as a result of the complete amortization of certain license related intangibles.

Special charges. Special charges included approximately $2.5 million of expense for the six months ended July 1, 2012 related to our facilities consolidation initiative. The $2.5 million is comprised of employee-benefit related expenses including severance and retention of terminated employees in the U.S., travel, moving and transportation expenses, impairment charges on fixed assets related to the impacted facilities of Stafford, Texas, St. Ismier, France, and Dunmanway, Ireland, professional fees and other expenses. See Note 13 of our consolidated financial statements for additional information on the facilities consolidation initiative. Also included in special charges for the six months ended July 1, 2012 is approximately $0.4 million of expense related to departure of our former Global Chief Financial Officer and $0.1 million of legal costs related to the acquisition of our exclusive distributor in Belgium and Luxembourg. For the six months ended July 3, 2011, the $0.1 million of special charges were primarily related to the closure of our Beverly, Massachusetts research and development facility.

Interest income. Our interest income decreased by 13% to $0.2 million for the six months ended July 1, 2012 from $0.3 million for the six months ended July 3, 2011primarily as a result of decreased interest rates and a decrease in the amount of cash held.

Interest expense. Our interest expense decreased by 71% to $0.9 million for the six months ended July 1, 2012 from $3.2 million for the six months ended July 3, 2011 due to the repayment of our notes payable in February 2011. Our notes payable carried an 8% stated annual interest rate and were recorded at a discount because they were issued together with warrants. The discount on our notes payable was also previously amortized as additional interest expense. As a result, the existence of our notes payable in prior periods caused a much higher level of interest expense. Our interest expense for the six months ended July 1, 2012 related primarily to the interest paid on our continuing term loans, mortgages, and existing lines of credit and overdraft arrangements.

Foreign currency transaction gain. We recognized $0.1 million of foreign currency transaction gain in both the six months ended July 1, 2012 and July 3, 2011. Foreign currency gains and losses are recognized when a transaction is denominated in a currency other than the subsidiary’s functional currency and are primarily attributable to foreign currency exchange rate fluctuations on foreign currency denominated intercompany payables and receivables.

Loss on extinguishment of debt. We recognized a $29.5 million loss on extinguishment of debt during the six months ended July 3, 2011 due to the repayment of our notes payable. Our notes payable were issued in 2008 and 2009 together with warrants to purchase ordinary shares of our company. At the time of issuance, we recognized the estimated fair value of the warrants as a warrant liability with an offsetting debt discount to reduce the carrying value of the notes payable to the estimated fair value at the time of issuance. This debt discount was then amortized as additional interest expense over the term of the notes. At the time of repayment in the first quarter of 2011, we recognized the remaining unamortized portion of the discount as a loss on the extinguishment of debt. We had no such expense related to the extinguishment of debt during the six months ended July 1, 2012. See Note 9 of our consolidated financial statements for further discussion of the accounting treatment of the notes payable and related warrants.

Other non-operating (expense) income. Our other non-operating (expense) income was immaterial during both the six months ended July 1, 2012 and the six months ended July 3, 2011.

Income tax benefit (expense). Our effective tax rate for the six months ended July 1, 2012 and six months ended July 3, 2011 was 24% and 21%, respectively. The change in our effective tax rate from the six months ended July 3, 2011 to the six months ended July 1, 2012 primarily relates to the relative percentage of our pre-tax income from operations in countries with related income tax expense compared to operations in countries in which we have pre-tax losses but for which we record a valuation allowance against deferred tax assets, and thus, cannot recognize income tax benefits. During the six months ended July 1, 2012, our income tax expense recognized relates primarily to income tax on pre-tax income in certain of our European operations. This pre-tax income was partially offset by pre-tax losses in our United States and Netherlands operations for which we currently do not recognize any income tax benefits. Our income tax expense increased to $1.0 million during the six months ended July 1, 2012 compared to an income tax benefit of $7.0 million for the six months ended July 3, 2011. During the six months ended July 3, 2011, we recognized $7.5 million of deferred tax benefit related to the $29.5 million loss on extinguishment of debt previously discussed. This benefit was the result of reversing the remaining deferred tax liability related to the unamortized debt discount on our notes payable at the time of repayment. Given our history of operating losses, we do not generally record a provision for income taxes in the United States and certain of our European geographies.

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

Liquidity and Capital Resources

Since inception, we have generated significant operating losses. These, combined with significant charges not related to cash from operations, which have included amortization of acquired intangible assets, fair value adjustments to our warrant liability and accretion of noncontrolling interests, have resulted in an accumulated deficit of $219.2 million as of July 1, 2012. Historically, our liquidity needs have been met through a combination of sales of our equity securities together with issuances of notes payable and warrants to both then current shareholders and new investors and other bank related debt. In February 2011, we completed an initial public offering from which we received net proceeds of approximately $149.2 million after underwriters’ discounts, commissions and offering expenses. Additionally, in March 2011, we sold additional ordinary shares due to the exercise of the underwriters’ overallotment option from which we received additional net proceeds of approximately $12.8 million after underwriters’ discounts and commissions and offering expenses. Our notes payable were repaid in full during the first quarter of 2011 using a portion of these combined proceeds.

We believe that our cash and cash equivalents balance of approximately $61.4 million and our existing available credit of $20.9 million as of July 1, 2012 will be sufficient to fund our working capital requirements and operations and permit anticipated capital expenditures during the remainder of 2012. In the event that we would require additional working capital to fund future operations or for other needs, we could seek to acquire that through additional issuances of equity or debt financing arrangements which may or may not be available on favorable terms at such time. If we raise additional funds by issuing equity securities, our shareholders may experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. There is no assurance that any financing transaction will be available on terms acceptable to us, or at all.

Of the $20.9 million of existing available credit, $10.9 million relates to our European subsidiaries and has annual interest rates of Euro Overnight Index Average plus 1.3% or a three-month Euro plus 0.5%-3.0%. Our U.S. operating subsidiary has $10.0 million of available lines of credit that bear annual interest at 30-day LIBOR plus 2.25%, with a minimum interest rate of 5%. As of July 1, 2012, we had $43.5 million in short-term and long-term debt. Certain of these debt agreements include financial covenants that (i) require us to have a minimum level of tangible net worth in our U.S. operating subsidiary, (ii) have various levels of performance tests of debt to equity and debt to modified income related to our French and U.S. operating subsidiaries and (iii) restrict our ability to borrow in our U.S. operating subsidiary if there is a default under the agreement, all of which may have an impact on our liquidity. As of July 1, 2012, we were in compliance with all of our financial covenants and expect to remain in compliance during the remainder of 2012.

The following table sets forth, for the periods indicated, certain liquidity measures:

	As of
	July 1, 2012		January 1, 2012
	($ in thousands)
Cash and cash equivalents	$	61,424	$54,706
Working capital		136,328	133,398
Line of credit availability		20,881	23,796

Operating activities. Net cash provided by operating activities was $13.3 million for the six months ended July 1, 2012 compared to $12.5 million for the six months ended July 3, 2011, primarily driven by improvement in our consolidated net loss and a reduced use of cash for working capital during the six months ended July 1, 2012 as compared to the six months ended July 3, 2011, specifically driven by our ability to control the growth of inventory.

Investing activities. Net cash used in investing activities totaled $15.6 million during the six months ended July 1, 2012 compared to $11.6 million during the six months ended July 3, 2011. The increase in net cash used in investing activities is due to the acquisition of our sole and exclusive distributor in Belgium and Luxembourg and increased fixed asset purchases. Expenditures related to property, plant and equipment were $3.7 million and $1.5 million for the six months ended July 1, 2012 and the six months ended July 3, 2011, respectively. During the six months ended July 1, 2012, purchases of property, plant and equipment included those related to our facilities consolidation initiative. Acquisition related payments for the six months ended July 1, 2012 included payments made in accordance with existing licensing agreements, in addition to the acquisition of our distributor mentioned above. Acquisition related payments for the six months ended July 3, 2011 included the final acquisition related payment made in accordance with the contingent purchase price of the acquisition of our Piton technology.

Our industry is capital intensive, particularly as it relates to surgical instrumentation. Historically, our capital expenditures have consisted principally of purchased manufacturing equipment, research and testing equipment, computer systems, office furniture and equipment and surgical instruments.

Financing activities. Net cash provided by financing activities decreased to $10.3 million during the six months ended July 1, 2012, from $32.3 million during the six months ended July 3, 2011. The six months ended July 1, 2012 included approximately $5.0 million in proceeds from the issuance of long-term debt along with $3.1 million in draws on short-term debt, primarily in France. Additionally, approximately $6.1 million of cash was generated during the six months ended July 1, 2012 as a result of the exercise of employee stock options. The net cash provided by financing activities in the six months ended July 3, 2011 included the receipt of approximately $168.3 million from the completion of our initial public offering and subsequent exercise of the underwriters’ overallotment option, after underwriters’ discounts and commissions and offering expenses, partially offset by the repayment of our notes payable of $116.1 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined by the rules and regulations of the SEC, that have or are reasonably likely to have a material effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. As a result, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these arrangements.

Contractual Obligations and Commitments

We refer you to the description of our contractual obligations and commitments as of January 1, 2012 as set forth in our annual report on Form 10-K for the fiscal year ended January 1, 2012. There were no material changes to such information since that date through July 1, 2012, except for our new 126-month lease commitment related to our new Bloomington, Minnesota facility, which commenced on July 1, 2012, and future earn-out obligations, aggregating up to approximately €0.8 million incurred in connection with the acquisition of our sole and exclusive distributor in Belgium and Luxembourg based on annual revenues of the acquired entity for the next two years.

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

Interest Rate Risk

Borrowings under our various revolving lines of credit in the United States and in Europe generally bear interest at variable annual rates. Borrowings under our various term loans in the United States and Europe are mixed between variable and fixed interest rates. As of July 1, 2012, we had $13.0 million in borrowings under our revolving lines of credit and $30.6 million in borrowings under various term loans. Based upon this debt level, a 10% increase in the annual interest rate on such borrowings would not have a material impact on our interest expense.

At July 1, 2012 our cash and cash equivalents were $61.4 million. Based on our annualized average interest rate, a 10% decrease in the annual interest rate on such balances would not result in a material impact on our interest income on an annual basis.

Foreign Currency Exchange Rate Risk

Fluctuations in the exchange rate between the U.S. dollar and foreign currencies could adversely affect our financial results. In both the six months ended July 1, 2012 and the six months ended July 3, 2011 approximately 46% of our revenues were denominated in foreign currencies. We expect that foreign currencies will continue to represent a similarly significant percentage of our revenues in the future. Operating expenses related to these revenues are largely denominated in the same respective currency, thereby limiting our transaction risk exposure. However, for revenues not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases and if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our prices not being competitive in a market where business is transacted in the local currency.

In the six months ended July 1, 2012, approximately 81% of our revenues denominated in foreign currencies were derived from EU countries and were denominated in Euros. Additionally, we have significant intercompany payables and debt with certain European subsidiaries, which are denominated in foreign currencies, principally the Euro. Our principal exchange rate risk therefore exists between the U.S. dollar and the Euro. Fluctuations from the beginning to the end of any given reporting period result in the remeasurement of our foreign currency-denominated cash, receivables, payables and debt, generating currency transaction gains or losses that impact our non-operating income/expense levels in the respective period and are reported in foreign currency transaction gain (loss) in our consolidated financial statements. We do not currently hedge our exposure to foreign currency exchange rate fluctuations. We may, however, hedge such exposure to foreign currency exchange rates in the future.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our President, Chief Executive Officer and Interim Chief Financial Officer, the Certifying Officer, currently serves as our principal executive officer and principal financial officer and is responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officer has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 240.15d-15(e) promulgated under the Securities Exchange Act of 1934) as of July 1, 2012. Based on that review and evaluation, which included inquiries made to certain of our other employees, the Certifying Officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to our Company required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to our management, including the Certifying Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the second quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

A description of our legal proceedings in Note 14 of our consolidated financial statements included in this report is incorporated herein by reference.

ITEM 1A. RISK FACTORS.

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. For a discussion of the specific risks that could materially adversely affect our business, financial condition or operation results, please see our annual report on Form 10-K for the fiscal year ended January 1, 2012 under the heading “Part I — Item 1A. Risk Factors” and our quarterly report on Form 10-Q for the fiscal quarter ended April 1, 2012 under the heading Part II – Item 1A. Risk Factors.” There has been no material change to the risk factors as disclosed in those reports.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

During the second quarter of 2012, we did not issue any ordinary shares or other equity securities of our company that were not registered under the Securities Act of 1933, as amended.

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

Through July 1, 2012, we used approximately $116.1 million (€86.4 million) of the net proceeds from the offering to repay all of the outstanding indebtedness under our notes payable, including accrued interest thereon. Additionally, through July 1, 2012, we used $9.1 million of the net proceeds from the offering to purchase instruments and implants and $16.8 million to reduce our short-term borrowings under our lines of credit. The majority of the $116.1 million used to repay the outstanding indebtedness under our notes payable, including accrued interest thereon, and none of the $9.1 million used to purchase instruments and implants or $16.8 million used to reduce our short-term borrowings under our various lines of credit were paid to certain of our directors and officers, or their associates, to persons owning ten percent or more of our outstanding ordinary shares and other affiliates of ours.

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

Issuer Purchases of Equity Securities

We did not purchase any ordinary shares or other equity securities of ours during the second quarter of 2012.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS.

The following exhibits are filed or furnished with this quarterly report on Form 10-Q:

Exhibit No.	Description

10.1	Lease Agreement dated as of May 14, 2012 between Liberty Property Limited Partnership, as Landlord, and Tornier, Inc., as Tenant (Incorporated by reference to Exhibit 10.1 to Tornier’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 15, 2012 (File No. 001-35065))

10.2	Tornier N.V. Amended and Restated 2010 Incentive Plan (Incorporated by reference to Exhibit 10.1 to Tornier’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 29, 2012 (File No. 001-35065))

10.3	Memorandum of Understanding dated as of June 26, 2012 between SCI Estole Fonciere and Tornier SAS (Filed herewith)

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

101	The following materials from Tornier N.V.’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets as of July 1, 2012 and January 1, 2012, (ii) the unaudited Consolidated Statements of Operations for the three and six months ended July 1, 2012, (iii) the unaudited Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended July 1, 2012, (iv) the unaudited Consolidated Statements of Cash Flows for the six months ended July 1, 2012, and (v) Notes to Consolidated Financial Statements (Furnished herewith)*

*	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under Section 11 or 12 of the Securities Act of 1933, as amended, or otherwise subject to the liability of those sections, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TORNIER N.V.

Date: August 13, 2012	By:	/s/ Douglas W. Kohrs
Douglas W. Kohrs
President, Chief Executive Officer and Interim Chief Financial Officer
(principal executive officer and principal financial officer and duly authorized officer)

TORNIER N.V.

QUARTERLY REPORT ON FORM 10-Q

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

10.1	Lease Agreement dated as of May 14, 2012 between Liberty Property Limited Partnership, as Landlord, and Tornier, Inc., as Tenant	Incorporated by reference to Exhibit 10.1 to Tornier’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 15, 2012 (File No. 001-35065)

10.2	Tornier N.V. Amended and Restated 2010 Incentive Plan	Incorporated by reference to Exhibit 10.1 to Tornier’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 29, 2012 (File No. 001-35065)

10.3	Memorandum of Understanding dated as of June 26, 2012 between SCI Estole Fonciere and Tornier SAS	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101	The following materials from Tornier N.V.’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets as of July 1, 2012 and January 1, 2012, (ii) the unaudited Consolidated Statements of Operations for the three and six months ended July 1, 2012, (iii) the unaudited Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended July 1, 2012, (iv) the unaudited Consolidated Statements of Cash Flows for the six months ended July 1, 2012, and (v) Notes to Consolidated Financial Statements*	Furnished herewith

*	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under Section 11 or 12 of the Securities Act of 1933, as amended, or otherwise subject to the liability of those sections, except as shall be expressly set forth by specific reference in such filings