Form 10-Q
period 2012-09-30
Tornier N.V.
filed 2012-11-09
CIK 1492658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of November 5, 2012, there were 41,724,712 ordinary shares outstanding.

TORNIER N.V.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

This report contains references to among others, our trademarks Aequalis®, Aequalis Ascend™, Aequalis Ascend Flex™, Piton®, Salto Talaris®, Simpliciti™, and Tornier®. All other trademarks or trade names referred to in this report are the property of their respective owners.

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

•

our recent acquisition of OrthoHelix Surgical Designs, Inc., and risks related thereto, including our inability to integrate successfully our commercial organizations, including in particular our distribution and sales representative arrangements, and our failure to realize the anticipated benefits and synergies to our business and operating results;

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

•	disruption and turmoil in global credit and financial markets, which may be exacerbated by the inability of certain countries to continue to service their sovereign debt obligations;

•	fluctuations in foreign currency exchange rates;

•	changes in our senior management, including our recent Chief Financial Officer change;

•	our new credit agreement, senior secured term loans and revolving credit facility;

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

•

our inability to access our revolving credit facility or raise capital when needed, which could force us to delay, reduce, eliminate or abandon our commercialization efforts or product development programs;

•	restrictive affirmative financial and other covenants in our new credit agreement that may limit our operating flexibility;

•

consolidation in the healthcare industry that could lead to demands for price concessions or to the exclusion of some suppliers from certain of our markets, which could have an adverse effect on our business, financial condition or operating results;

•	our clinical trials and their results and our reliance on third parties to conduct them;

•	regulatory clearances or approvals and the extensive regulatory requirements to which we are subject;

•	the compliance of our products with the laws and regulations of the countries in which they are marketed, which compliance may be costly and time-consuming;

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

For more information regarding these and other uncertainties and factors that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements or otherwise could materially adversely affect our business, financial condition or operating results, see the information under the heading “Part II – Item 1A. Risk Factors” of this report. The risks and uncertainties described above and under the heading “Part I — Item 1A Risk Factors” in this report are not exclusive and further information concerning us and our business, including factors that potentially could materially affect our financial results or condition, may emerge from time to time. We assume no obligation to update, amend or clarify forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. We advise you, however, to consult any further disclosures we make on related subjects in our future annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K we file with or furnish to the Securities and Exchange Commission.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TORNIER N.V. AND SUBSIDIARIES

Consolidated Balance Sheets

(U.S. dollars in thousands, except share and per share amounts)

	September 30, 2012	January 1, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$58,499	$54,706
Accounts receivable (net of allowance of $4,695 and $2,486, respectively)	42,704	45,908
Inventories	81,368	79,883
Deferred income taxes	620	620
Prepaid taxes	13,282	12,417
Prepaid expenses	3,428	2,225
Other current assets	4,473	3,113

Total current assets	204,374	198,872
Instruments, net	48,528	49,347
Property, plant and equipment, net	35,893	33,353
Goodwill	132,459	130,544
Intangible assets, net	93,341	97,665
Deferred income taxes	69	69
Other assets	2,079	1,850

Total assets	$516,743	$511,700

Liabilities and shareholders’ equity
Current liabilities:
Short-term borrowings and current portion of long-term debt	$25,966	$18,011
Accounts payable	10,044	12,020
Accrued liabilities	38,339	34,445
Income taxes payable	590	917
Deferred income taxes	45	81

Total current liabilities	74,984	65,474
Other long-term debt	21,084	21,900
Deferred income taxes	18,471	16,966
Other non-current liabilities	5,545	5,900

Total liabilities	120,084	110,240
Shareholders’ equity:
Ordinary shares, €0.03 par value; authorized 175,000,000; issued and outstanding 39,747,793 and 39,270,029 at September 30, 2012 and January 1, 2012, respectively	1,579	1,560
Additional paid-in capital	620,746	608,772
Accumulated deficit	(230,929)	(213,988)
Accumulated other comprehensive income	5,263	5,116

Total shareholders’ equity	396,659	401,460

Total liabilities and shareholders’ equity	$516,743	$511,700

The accompanying notes are an integral part of the consolidated financial statements.

TORNIER N.V. AND SUBSIDIARIES

Consolidated Statements of Operations

(U.S. dollars in thousands, except share and per share amounts)

	Three months ended		Nine months ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
	(unaudited)		(unaudited)
Revenue	$58,015	$57,556	$198,487	$192,149
Cost of goods sold	15,730	16,650	54,944	54,708

Gross profit	42,285	40,906	143,543	137,441
Operating expenses:
Selling, general and administrative	38,524	37,937	124,157	119,895
Research and development	5,260	4,309	16,329	14,608
Amortization of intangible assets	2,730	2,741	8,013	8,448
Special charges	6,503	56	9,413	188

Total operating expenses	53,017	45,043	157,912	143,139

Operating loss	(10,732)	(4,137)	(14,369)	(5,698)
Other income (expense):
Interest income	70	145	304	415
Interest expense	(481)	(524)	(1,430)	(3,761)
Foreign currency transaction loss	(326)	(228)	(195)	(81)
Loss on extinguishment of debt	—	—	—	(29,475)
Other non-operating income	56	993	54	1,009

Loss before income taxes	(11,413)	(3,751)	(15,636)	(37,591)
Income tax (expense) benefit	(268)	2,114	(1,305)	9,116

Consolidated net loss	(11,681)	(1,637)	(16,941)	(28,475)

Net loss per share:
Basic and diluted	$(0.29)	$(0.04)	$(0.43)	$(0.75)
Weighted average shares outstanding:
Basic and diluted	39,708	39,150	39,537	37,882

TORNIER N.V. AND SUBSIDIARIES

Consolidated Statements of Comprehensive (Loss) Income

(in thousands)

	Three months ended		Nine months ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
	(unaudited)
Consolidated net loss	$(11,681)	$(1,637)	$(16,941)	$(28,475)
Foreign currency translation adjustments	6,395	(16,753)	147	(278)

Comprehensive (loss)	$(5,286)	$(18,390)	$(16,794)	$(28,753)

The accompanying notes are an integral part of the consolidated financial statements.

TORNIER N.V. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(U.S. dollars in thousands)

	Nine months ended
	September 30, 2012	October 2, 2011
	(unaudited)
Cash flows from operating activities:
Consolidated net loss	$(16,941)	$(28,475)
Adjustments to reconcile consolidated net loss to cash provided by operating activities:
Depreciation and amortization	21,398	21,038
Impairment of fixed assets	1,028	—
Lease termination costs	731	—
Non-cash foreign currency (loss) income	(217)	387
Deferred income taxes	(147)	(8,993)
Share-based compensation	5,108	4,741
Non-cash interest expense and discount amortization	—	2,040
Inventory obsolescence	2,913	3,814
Loss on extinguishment of debt	—	29,475
Incentive related to new facility lease	703	—
Other non-cash items affecting earnings	1,441	(347)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	4,533	(534)
Inventories	(3,474)	(11,015)
Accounts payable and accruals	(3,429)	(3,449)
Other current assets and liabilities	(1,317)	3,556
Other non-current assets and liabilities	(1,194)	(1,277)

Net cash provided by operating activities	11,136	10,961
Cash flows from investing activities:
Acquisition-related cash payments	(2,246)	—
Purchases of intangible assets	(1,410)	(2,053)
Additions of instruments	(9,245)	(15,042)
Property, plant and equipment lease incentive	(1,020)	—
Purchases of property, plant and equipment	(6,866)	(3,772)

Net cash used in investing activities	(20,787)	(20,867)
Cash flows from financing activities:
Change in short-term debt	9,350	(8,185)
Repayments of long-term debt	(8,233)	(6,458)
Repayments of notes payable	—	(116,108)
Proceeds from issuance of long-term debt	5,172	4,751
Deferred financing costs	—	(2,731)
Issuance of ordinary shares from stock option exercises	6,939	2,958
Other issuance of ordinary shares	169	168,257

Net cash provided by financing activities	13,397	42,484
Effect of exchange rate changes on cash and cash equivalents	47	(1,568)

Increase in cash and cash equivalents	3,793	31,010
Cash and cash equivalents:
Beginning of period	54,706	24,838

End of period	$58,499	$55,848
Non-cash investing and financing activities:
Fixed assets acquired pursuant to capital lease	$359	$646

The accompanying notes are an integral part of the consolidated financial statements.

TORNIER N.V. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(unaudited)

1. Business Description

Tornier N.V. (Tornier or the Company) is a global medical device company focused on surgeons that treat musculoskeletal injuries and disorders of the shoulder, elbow, wrist, hand, ankle and foot. The Company refers to these surgeons as extremity specialists. The Company sells to this extremity specialist customer base a broad line of joint replacement, trauma, sports medicine and biologic products to treat extremity joints. The Company’s motto of “specialists serving specialists” encompasses this focus. In certain international markets, Tornier also offers joint replacement products for the hip and knee. The Company currently sells over 110 product lines in over 35 countries, including products acquired as a result of the recent acquisition of OrthoHelix Surgical Designs, Inc. (OrthoHelix) subsequent to September 30, 2012. See Note 15.

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

Basis of Presentation

The Company’s fiscal quarters are generally determined on a 13-week basis and always end on a Sunday. As a result, the Company’s fiscal year is generally 364 days. Fiscal year-end periods end on the Sunday nearest to December 31. Every few years, it is necessary to add an extra week to a quarter to make it a 14-week period in order to have the year-end fall on the Sunday nearest to December 31. The first, second and third quarters of 2012 and 2011 each consisted of 13 weeks.

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

3. Fair Value of Financial Instruments

The Company applies Accounting Standards Codification (ASC) Topic 820, which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. The Company measures certain assets and liabilities at fair value on a recurring or non-recurring basis. U.S. GAAP requires fair value measurements to be classified and disclosed in one of the following three categories:

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

A summary of the financial assets and liabilities that are measured at fair value on a recurring basis at September 30, 2012 and January 1, 2012 are as follows:

	September 30, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$58,499	$58,499	$—	$—
Earn-out liability	(793)	—	—	(793)
Derivative liability	(87)	—	(87)	—

Total, net	$57,619	$58,499	$(87)	$(793)

	January 1, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$54,706	$54,706	$—	$—

Total, net	$54,706	$54,706	$—	$—

As of September 30, 2012, the Company had a derivative liability with recurring Level 2 fair value measurements. The derivative is a foreign exchange forward contract and its fair value is based on pricing for similar recently executed transactions. The amount of loss recognized in foreign exchange loss for the nine months ended September 30, 2012 related to this derivative is approximately $0.1 million. Included in Level 3 fair value measurements is a $0.8 million earn-out liability as of September 30, 2012 related to the acquisition of the Company’s exclusive distributor in Belgium and Luxembourg. The current portion of the liability is recorded in other current liabilities on the consolidated balance sheet. The long-term portion of the earn-out liability is included in other noncurrent liabilities on the consolidated balance sheet. The earn-out liability is carried at fair value and was determined based on a discounted cash flow analysis that included a probability assessment and a discount rate, both of which are considered significant unobservable inputs. To the extent that these assumptions were to change, the fair value of the earn-out liability could change significantly. This liability did not exist prior to the acquisition transaction on June 1, 2012. For the nine months ended September 30, 2012, the Company had recognized less than $0.1 million on the mark-to-market of the earn-out liability within interest expense on the consolidated statement of operations. There were no transfers into or out of Level 3 fair value measurements in the period.

The Company also has some assets and liabilities that are measured at fair value on a non-recurring basis. The Company reviews the carrying amount of its long-lived assets other than goodwill for potential impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable. During the nine months ended September 30, 2012, the Company initiated a facilities consolidation initiative that included the planned closure and consolidation of certain facilities in France, Ireland and the U.S., which resulted in the recognition of a $1.0 million impairment charge to write down certain fixed assets to their estimated fair values. The fair value calculations were performed using a cost-to-sell analysis and are considered Level 2 fair value measurements as the key inputs into the calculations included estimated market values of the facilities, which are considered indirect observable inputs. In addition, the Company has recorded $0.7 million of lease termination costs for the nine months ended September 30, 2012 related to the facilities consolidation initiative. The termination costs were determined using a discounted cash flow analysis that included a discount rate assumption, which is based on the credit adjusted risk free interest rate input, and an assumption related to the timing and amount of sublease income, both of which are considered unobservable inputs and thus considered a Level 3 fair value measurement.

Based on the Company’s existing mix (interest rates and terms) of fixed rate debt, the overall fair value of its long-term debt approximates the carrying value.

4. Inventories

Inventory balances consist of the following (in thousands):

	September 30, 2012	January 1, 2012
Raw materials	$5,765	$5,986
Work-in-process	5,107	4,766
Finished goods	70,496	69,131

Total	$81,368	$79,883

5. Property, Plant and Equipment

Property, plant and equipment balances consist of the following (in thousands):

	September 30, 2012	January 1, 2012
Land	$2,087	$2,138
Building and improvements	12,017	12,501
Machinery and equipment	22,438	20,335
Furniture, fixtures and office equipment	26,716	24,255
Software	4,498	4,110
Construction in progress	2,463	—

Property, plant, and equipment, gross	70,219	63,339
Accumulated depreciation	(34,326)	(29,986)

Property, plant and equipment, net	$35,893	$33,353

As a result of the facilities consolidation initiative, the Company recorded several fixed asset impairments during fiscal 2012 related to the Company’s facilities in St. Ismier, France, Dunmanway, Ireland, and Stafford, Texas in the aggregate amount of $1.0 million for the nine months ended September 30, 2012. These changes are reflected in related fixed asset categories above. These impairments were recorded in special charges, a component of operating expenses, in the consolidated statements of operations for the three and nine months ended September 30, 2012. See Note 13 for further description of the facilities consolidation initiative.

6. Instruments

Instruments included in long-term assets on the consolidated balance sheets consist of the following (in thousands):

	September 30, 2012	January 1, 2012
Instruments	$78,736	$72,971
Instruments in process	18,371	18,024
Accumulated depreciation	(48,579)	(41,648)

Instruments, net	$48,528	$49,347

The Company recorded an impairment of $0.3 million for the nine months ended September 30, 2012 related to instrument set components that were scrapped as a result of a revision to an existing product line.

7. Goodwill and Other Intangible Assets

The following table summarizes the changes in the carrying amount of goodwill (in thousands):

Balance at January 1, 2012	$130,544
Acquisition related payments	1,943
Foreign currency translation	(28)

Balance at September 30, 2012	$132,459

The components of identifiable intangible assets are as follows (in thousands):

	Gross value	Accumulated amortization	Net value
Balances at September 30, 2012
Intangible assets subject to amortization:
Developed technology	$75,082	$(33,394)	$41,688
Customer relationships	63,039	(24,877)	38,162
Licenses	5,546	(2,699)	2,847
Other	2,379	(1,328)	1,051
Intangible assets not subject to amortization:
Trade name	9,593	—	9,593

Total	$155,639	$(62,298)	$93,341

	Gross value	Accumulated amortization	Net value
Balances at January 1, 2012
Intangible assets subject to amortization:
Developed technology	$75,106	$(29,313)	$45,793
Customer relationships	60,399	(21,821)	38,578
Licenses	4,882	(2,061)	2,821
Other	1,930	(1,056)	874
Intangible assets not subject to amortization:
Trade name	9,599	—	9,599

Total	$151,916	$(54,251)	$97,665

Estimated annual amortization expense for fiscal years ending 2012 through 2016 is as follows (in thousands):

	Amortization expense
2012	$	10,757
2013		10,653
2014		10,414
2015		10,377
2016		9,792

During the nine months ended September 30, 2012, the Company acquired its exclusive distributor in Belgium and Luxembourg for $3.5 million, which included a $1.0 million earn-out. The preliminary purchase accounting for this transaction resulted in an increase in intangible assets of $3.0 million and goodwill of $0.8 million for the nine months ended September 30, 2012.

8. Other Long-Term Debt

A summary of debt is as follows (in thousands):

	September 30, 2012	January 1, 2012
Lines of credit and overdraft arrangements	$18,138	$9,989
Mortgages	4,972	5,508
Other term debt	21,790	22,262
Shareholder debt	2,150	2,152

Total debt	47,050	39,911
Less current portion	(25,966)	(18,011)

Long-term debt	$21,084	$21,900

The Company’s European subsidiaries had established unsecured bank overdraft arrangements which allowed for available credit totaling $24.5 million and $23.8 million at September 30, 2012 and January 1, 2012, respectively. Borrowings under these overdraft arrangements were $16.6 million and $10.0 million at September 30, 2012 and January 1, 2012, respectively. Borrowings under these overdraft arrangements had variable annual interest rates based on the Euro Overnight Index Average plus 1.3% or the three-month Euro Index plus 0.5% to 3.0%.

The Company’s U.S. operating subsidiary had a $10.0 million secured line of credit at September 30, 2012 and January 1, 2012. This line of credit was scheduled to expire on November 1, 2012 and was secured by working capital and equipment. There was $1.5 million outstanding under this line at September 30, 2012. There was no balance outstanding as of January 1, 2012. Borrowings under the line of credit bore annual interest at 30-day LIBOR plus 2.25%, with a floor interest rate of 5%. This line contained customary affirmative and negative covenants and events of default. As of September 30, 2012, the Company’s U.S. operating subsidiary was subject to a covenant to maintain no less than $55 million of tangible net worth. As of September 30, 2012, the Company was also subject to a covenant to maintain a maximum debt to tangible net worth ratio of 1.00 and a debt service coverage ratio of no less than 1.25. The covenants relate to the U.S. operating subsidiary’s ratios only. The Company was in compliance with all covenants as of September 30, 2012.

The Company’s international subsidiaries had other long-term secured and unsecured notes totaling $21.8 million and $22.3 million at September 30, 2012 and January 1, 2012, respectively, with initial maturities ranging from one to 10 years. A portion of these notes had fixed annual interest rates that ranged from 2.8% to 7.6%. The remaining notes carried a variable annual interest rate based on LIBOR, plus 1.2%, or the three-month Euro Index plus 0.3% to 1.5%.

The Company has a mortgage secured by the Company’s U.S. operating subsidiary’s facility in Stafford, Texas. This mortgage had an outstanding amount of $1.2 million at both September 30, 2012 and January 1, 2012. This mortgage bears a variable annual interest rate of LIBOR plus 2%.

The Company also has a mortgage secured by an office building in Grenoble, France. This mortgage had an outstanding balance of $3.8 million at September 30, 2012 and $4.3 million at January 1, 2012. This mortgage bears a fixed annual interest rate of 4.9%.

In 2008, one of the Company’s 51%-owned and consolidated subsidiaries borrowed $2.5 million from a member of the Company’s Board of Directors who is also a 49% owner of the consolidated subsidiary. This loan was used to partially fund the purchase of real estate in Grenoble, France, to be used as a manufacturing facility. Annual interest on the debt is variable based on three-month Euro Index plus 0.5%. The non-controlling interest in this subsidiary is deemed immaterial to the consolidated financial statements. The current outstanding balance on the loan is $2.2 million.

On October 4, 2012, the Company, and its U.S. operating subsidiary, Tornier, Inc. (Tornier USA), entered into a credit agreement with a group of 4 banks to provide both term and revolving credit. The borrowings under the credit agreement were used at the closing of the acquisition of OrthoHelix described in Note 15 to pay the consideration for such acquisition, and such fees, costs and expenses incurred in connection with the acquisition, fees and expenses associated with the new credit agreement and to repay prior existing indebtedness of the Company and its subsidiaries. See Note 15 for further details.

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

Below is a summary of the allocation of share-based compensation (in thousands):

	Three months ended		Nine months ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
		(unaudited)		(unaudited)
Cost of goods sold	$206	$199	$656	$586
Selling, general and administrative	1,366	1,492	4,139	3,784
Research and development	141	140	313	371

Total	$1,713	$1,831	$5,108	$4,741

During the nine months ended September 30, 2012, the Company granted options to purchase an aggregate of 0.5 million ordinary shares to employees at a weighted average exercise price of $18.73 per share and a weighted average fair value of $8.70 per share. During the nine months ended October 2, 2011, the Company granted options to purchase an aggregate of 0.6 million ordinary shares to employees at a weighted average exercise price of $24.35 per share and a weighted average fair value of $11.90 per share. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions:

Nine months ended
September 30, 2012
Risk-free interest rate	1.0%
Expected life in years	6.1
Expected volatility	48.2%
Expected dividend yield	0.0%

During the nine months ended September 30, 2012 and October 2, 2011, the Company granted 0.3 million and 0.2 million restricted stock units, respectively, to employees with a weighted average fair value of $18.80 per share and $25.16 per share, respectively.

11. Income Taxes

Our effective tax rate for the nine months ended September 30, 2012 and nine months ended October 2, 2011 was 8% and 24%, respectively. The Company operates in multiple income tax jurisdictions both inside and outside the United States. Income tax authorities in these jurisdictions regularly perform audits of the Company’s income tax filings. Accordingly, management must determine the appropriate allocation of income to each of these jurisdictions based on current interpretations of complex income tax regulations. Income tax audits associated with the allocation of this income and other complex issues, including inventory transfer pricing and cost sharing, product royalty and foreign branch arrangements, may require an extended period of time to resolve and may result in significant income tax adjustments if changes to the income allocation are required between jurisdictions with different income tax rates.

During the nine months ended September 30, 2012, the Company recognized $1.3 million of income tax expense on pre-tax losses of $15.6 million. During the nine months ended October 2, 2011, the Company recognized $9.1 million of income tax benefit on pre-tax losses of $37.6 million. Of the $9.1 million income tax benefit, $7.5 million related to the $29.5 million loss on extinguishment of debt previously discussed. This benefit was the result of reversing the remaining deferred tax liability related to the unamortized debt discount on the Company’s notes payable at the time of repayment. Offsetting this deferred tax benefit are estimated income tax expenses primarily related to the Company’s French subsidiaries. Given the Company’s history of operating losses, the Company does not generally recognize a provision for income taxes in the United States and certain of the Company’s European sales offices.

12. Capital Stock and Earnings Per Share

The Company had 39.7 million and 39.3 million ordinary shares issued and outstanding as of September 30, 2012 and January 1, 2012, respectively.

The Company had options to purchase ordinary shares and restricted stock units outstanding of 4.3 million and 4.4 million ordinary shares at September 30, 2012 and January 1, 2012, respectively. None of the options or restricted stock units were included in diluted earnings per share for the nine months ended September 30, 2012 and January 1, 2012, respectively, because the Company recorded a net loss in all periods, and therefore, including these instruments would be anti-dilutive.

13. Special Charges

The Company recognizes expense resulting directly from business combinations, restructuring initiatives, certain termination benefits and other items as “special charges” in its consolidated statement of operations.

On April 13, 2012, the Company announced a facilities consolidation initiative, stating that it planned to consolidate several of its facilities to drive operational productivity and to reduce annual operating expenses by $2.3 to $2.8 million beginning in 2013. The Company’s facilities consolidation initiative includes the closure and relocation of its distribution operations in Stafford, Texas to Minnesota. The Company is consolidating these operations with its U.S.-based marketing, training, regulatory, clinical, supply chain, and corporate functions into a single leased site in the Minneapolis, Minnesota area. European facilities consolidated into nearby Company sites include those in St. Ismier, France and Dunmanway, Ireland.

The Company estimates it will incur restructuring charges of approximately $6.0 to $7.0 million related to this initiative, substantially all of which will be incurred in 2012.

Charges incurred in connection with the facilities consolidation initiative during the nine months ended September 30, 2012 are presented in the following table (in thousands). All of the following amounts were recognized within special charges in the Company’s consolidated statements of operations.

Nine months ended
September 30, 2012
Employee termination benefits	$892
Impairment charges related to fixed assets	1,025
Moving, professional fees and other initiative-related expenses	3,337

Total facilities consolidation expenses	$5,254

The $0.9 million of employee termination benefits includes severance and retention related to employees impacted by the facilities consolidation initiative in the U.S. The Company estimates that 60 employees will be affected as a result of the closure of the Stafford, Texas facility and related plans. As of September 30, 2012, approximately 33 employees have been impacted. The $1.0 million of impairment charges related to fixed assets include charges for closing the impacted facilities in the U.S., France and Ireland. The $3.3 million of moving, professional fees and other initiative-related expenses include moving and transportation expenses, lease termination costs, professional fees and other expenses that were incurred to execute the facilities consolidation initiative.

Included in accrued liabilities on the consolidated balance sheet is an accrual related to the facilities consolidation initiative. Activity in the facilities consolidation accrual is presented in the following table (in thousands):

Facility consolidation accrual balance as of January 2, 2012	$—

Charges:
Employee termination benefits	892
Moving, professional fees and other initiative-related expenses	3,337
Total charges	$4,229
Payments:
Employee termination benefits	$(268)
Moving, professional fees and other initiative-related expenses	(2,326)

Total payments	$(2,594)

Facilities consolidation accrual balance as of September 30, 2012	$1,635

The Company anticipates that substantially all of this accrual will be paid in 2012.

Also included in special charges on the consolidated statement of operations for the nine months ended September 30, 2012 is $0.4 of severance related to the Company’s former Chief Financial Officer, $2.0 million of bad debt expense related to the termination of a distributor and general economic conditions in Italy, $0.8 million of termination costs related to certain strategic business decisions made related to the Company’s U.S. and international distribution channels and $1.0 million of acquisition and integration costs related to the Company’s acquisition of OrthoHelix and our exclusive distributor in Belgium and Luxembourg. Included in special charges on the consolidated statement of operations for the nine months ended October 2, 2011 are $0.2 million of charges related to the closure of the Company’s Beverly, Massachusetts facility.

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

15. Subsequent Events

On October 4, 2012, the Company acquired OrthoHelix. In the transaction, the Company paid consideration consisting of $100 million cash and 1,941,270 of the Company’s ordinary shares (which was determined to be equal to $35 million divided by the average closing sale price per ordinary share during the five trading days immediately prior to and after the date of the Company’s initial public announcement of the merger agreement). In addition, the Company agreed to make additional earn-out payments in cash of up to an aggregate of $20 million based upon the Company’s sales of lower extremity joints and trauma products during fiscal years 2013 and 2014. A portion of the transaction consideration consisting of $11 million cash was deposited with an escrow agent to fund payment obligations with respect to a post-closing working capital adjustment and post-closing indemnification obligations of OrthoHelix’s former equity holders. In addition, a portion of the earn-out payments are subject to certain rights of set-off for post-closing indemnification obligations of OrthoHelix’s equity holders.

The Company has not disclosed the acquisition date fair value of the consideration transferred, the fair value of the assets and liabilities acquired, or the pro forma consolidated condensed income statement for the interim periods ended September 30, 2012 and October 2, 2011 as its valuation and purchase accounting for this transaction are not yet complete.

In addition, and in conjunction with the transaction, on October 4, 2012, the Company, and its U.S. operating subsidiary, Tornier, Inc., entered into a credit agreement with Bank of America, N.A., as Administrative Agent, SG Americas Securities, LLC, as Syndication Agent, BMO Capital Markets and JPMorgan Chase Bank, N.A., as Co-Documentation Agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated and SG Americas Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners, and the other lenders party thereto. The credit agreement provides for an aggregate credit commitment to Tornier USA, as borrower, of $145 million, consisting of: (1) a senior secured term loan facility to Tornier USA denominated in dollars in an aggregate principal amount of up to $75 million; (2) a senior secured term loan facility to Tornier USA denominated in euros in an aggregate principal amount of up to the U.S. dollar equivalent of $40 million; and (3) a senior secured revolving credit facility to Tornier USA denominated at the election of Tornier USA, in U.S. dollars, euros, pounds, sterling and yen in an aggregate principal amount of up to the U.S. dollar equivalent of $30 million. Funds available under the revolving credit facility may be used for general corporate purposes. The borrowings under the credit facility were used at the closing of the acquisition of OrthoHelix described above to pay the consideration for such acquisition, and such fees, costs and expenses incurred in connection with the acquisition and the credit agreement and to repay prior existing indebtedness of the Company and its subsidiaries. The credit agreement contains customary covenants, including financial covenants which require the Company to maintain minimum interest coverage, annual capex limits and maximum total net leverage ratios, and customary events of default. The obligations under the credit agreement are guaranteed by the Company, Tornier USA and certain other specified subsidiaries of the Company, and subject to certain exceptions, are secured by a first priority security interest in substantially all of the assets of the Company and certain specified existing and future subsidiaries of the Company.

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

Overview

We are a global medical device company focused on surgeons that treat musculoskeletal injuries and disorders of the shoulder, elbow, wrist, hand, ankle and foot. We refer to these surgeons as extremity specialists. We sell to this extremity specialist customer base a broad line of joint replacement, trauma, sports medicine and biologic products to treat extremity joints. Our motto of “specialists serving specialists” encompasses this focus. In certain international markets, we also offer joint replacement products for the hip and knee. We currently sell over 110 product lines in over 35 countries, including products acquired as a result of our acquisition of OrthoHelix subsequent to September 30, 2012.

We believe we are differentiated by our full portfolio of upper and lower extremity products, our extremity-focused sales organization and our strategic focus on extremities. We further believe that we are well positioned to benefit from the opportunities in the extremity products marketplace as we are among the global leaders in the shoulder and ankle joint replacement markets. We also have expanded our technology base and product offering to include: new joint replacement products based on new designs and materials; improved trauma products based on innovative designs; proprietary biologic materials for soft tissue repair; and the innovative lower extremity products of OrthoHelix, our recent acquisition. In the United States, which is the largest orthopaedic market, we believe that our single, “specialists serving specialists” distribution channel is strategically aligned with what we believe is an ongoing trend in orthopaedics for surgeons to specialize in certain parts of the anatomy or certain types of procedures.

Our principal products are organized in four major categories: upper extremity joints and trauma, lower extremity joints and trauma, sports medicine and biologics, and large joints and other. Our upper extremity joints and trauma products include joint replacement, bone fixation devices for the shoulder, hand, wrist and elbow. Our lower extremity joints and trauma products include joint replacement, bone fixation devices for the foot and ankle and the products from our acquisition of OrthoHelix. Our sports medicine and biologics product category includes products used across several anatomic sites to repair or regenerate soft tissue. Our large joints and other products include hip and knee joint replacement implants and ancillary products.

In the United States, we sell products from our upper extremity joints and trauma, lower extremity joints and trauma, and sports medicine and biologics product categories; we do not actively market large joints in the United States. While we market our products to extremity specialists, our revenue is generated from sales to healthcare institutions and distributors. We sell through a focused sales channel consisting of a network of mostly independent commission-based sales agencies, with some direct sales organizations in certain territories. Internationally, in select markets, we sell our full product portfolio, including upper extremity joints and trauma, lower extremity joints and trauma, sports medicine and biologics and large joints. We utilize several distribution approaches depending on the individual market requirements, including direct sales organizations in the largest European markets and Australia, and independent distributors for most other international markets. In the second quarter of 2012, we opened a direct sales office in Japan and received additional product registrations in China. For the nine months ended September 30, 2012, we generated revenue of $198.5 million, 56% of which was in the United States and 44% of which was international.

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

We have commenced a facilities consolidation initiative pursuant to which we intend to consolidate a number of our facilities in France, Ireland and the United States. The facilities consolidation initiative is driven by our strategy to drive operational productivity and to realize operating costs savings beginning in 2013. Under the initiative, we consolidated our Dunmanway, Ireland manufacturing facility into our Macroom, Ireland manufacturing facility during the second quarter of 2012. We also leased a new facility located in Bloomington, Minnesota to use as our U.S. business headquarters and for the consolidation of our Minneapolis-based marketing, training, regulatory, clinical, supply chain and corporate functions with our Stafford, Texas-based distribution operations, which are expected to be finalized during the fourth quarter of 2012. During the third quarter of 2012, we consolidated our St. Ismier, France manufacturing facility into our existing Montbonnot, France manufacturing facility. We anticipate that, in connection with implementing the facilities consolidation initiative, we will record pre-tax charges of approximately $6 to $7 million, comprised of one-time employee termination costs; facility closure, moving and related expenses; fixed asset write-offs net of anticipated proceeds from the sale of facilities in Stafford, Texas and Dunmanway, Ireland; and other miscellaneous related charges. We expect to record substantially all of the charges during 2012. During the nine months ended September 30, 2012, we recorded $5.3 million of expense related to the facilities consolidation initiative.

Recent Developments

On October 4, 2012, we acquired OrthoHelix Surgical Designs, Inc. In the transaction, we paid consideration consisting of $100 million cash and 1,941,270 of our ordinary shares (which was determined to be equal to $35 million divided by the average closing sale price per ordinary share during the five trading days immediately prior to and after the date of our initial public announcement of the merger agreement). In addition, we agreed to make additional earn-out payments in cash of up to an aggregate of $20 million based upon our sales of lower extremity joints and trauma products during fiscal years 2013 and 2014. A portion of the transaction consideration consisting of $11 million cash was deposited with an escrow agent to fund payment obligations with respect to a post-closing working capital adjustment and post-closing indemnification obligations of OrthoHelix’s former equity holders. In addition, a portion of the earn-out payments are subject to certain rights of set-off for post-closing indemnification obligations of OrthoHelix’s equity holders.

In addition, and as part of the OrthoHelix transaction, on October 4, 2012, we and our U.S. operating subsidiary, Tornier, Inc. (which we refer to as Tornier USA), entered into a credit agreement with Bank of America, N.A., as Administrative Agent, SG Americas Securities, LLC, as Syndication Agent, BMO Capital Markets and JPMorgan Chase Bank, N.A., as Co-Documentation Agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated and SG Americas Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners, and the other lenders party thereto. The credit agreement provides for an aggregate credit commitment to Tornier USA, as borrower, of $145 million, consisting of: (1) a senior secured term loan facility to Tornier USA denominated in dollars in an aggregate principal amount of up to $75 million; (2) a senior secured term loan facility to Tornier USA denominated in euros in an aggregate principal amount of up to the U.S. dollar equivalent of $40 million; and (3) a senior secured revolving credit facility to Tornier USA denominated at the election of Tornier USA, in U.S. dollars, euros, pounds, sterling and yen in an aggregate principal amount of up to the U.S. dollar equivalent of $30 million. Funds available under the revolving credit facility may be used for general corporate purposes. The borrowings under the credit facility were used at the closing of the acquisition of OrthoHelix described above to pay the consideration for such acquisition, and such fees, costs and expenses incurred in connection with the acquisition and the credit agreement and to repay prior existing indebtedness of us and our subsidiaries. The credit agreement contains customary covenants, including financial covenants which require us to maintain minimum interest coverage, annual capital expenditure limits and maximum total net leverage ratios, and customary events of default. The obligations under the credit agreement are guaranteed by us, Tornier USA and certain other of our subsidiaries, and subject to certain exceptions, are secured by a first priority security interest in substantially all of our assets and the assets of certain of our existing and future subsidiaries of Tornier.

Foreign Currency Exchange Rates

A substantial portion of our business is located outside the United States and as a result we generate revenue and incur expenses denominated in currencies other than the U.S. dollar. The majority of our operations denominated in currencies other than the U.S. dollar are denominated in Euros. In both the nine months ended September 30, 2012 and October 2, 2011, approximately 44% of our revenue was denominated in foreign currencies. As a result, our revenue can be significantly impacted by fluctuations in foreign currency exchange rates. We expect that foreign currencies will continue to represent a similarly significant percentage of our revenue in the future. Selling, marketing and administrative costs related to these sales are largely denominated in the same foreign currencies, thereby limiting our foreign currency transaction risk exposure. In addition, we also have significant levels of other selling, general and administrative expenses and research and development expenses denominated in foreign currencies. Historically, our non-U.S. Dollar revenue and expenses have been generally balanced, however, as our business continues to grow, fluctuations in these balances could affect operating results. At that time, we may pursue a derivative program to hedge this risk.

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

Results of Operations

The three and nine months ended September 30, 2012 and October 2, 2011 each consisted of 13 and 39 weeks, respectively. The following table sets forth, for the periods indicated, our results of operations as a percentage of revenue:

	Three months ended				Nine months ended
	September 30, 2012		October 2, 2011		September 30, 2012		October 2, 2011
	(in thousands)				(in thousands)
Statements of Operations Data:
Revenue	$58,015	100%	$57,556	100%	$198,487	100%	$192,149	100%
Cost of goods sold	15,730	27%	16,650	29%	54,944	28%	54,708	28%

Gross profit	42,285	73%	40,906	71%	143,543	72%	137,441	72%
Selling, general and administrative	38,524	66%	37,937	66%	124,157	62%	119,895	62%
Research and development	5,260	9%	4,309	7%	16,329	8%	14,608	8%
Amortization of intangible assets	2,730	5%	2,741	5%	8,013	4%	8,448	4%
Special charges	6,503	11%	56	0%	9,413	5%	188	0%

Operating loss	(10,732)	(18)%	(4,137)	(7)%	(14,369)	(7)%	(5,698)	(3)%
Interest income	70	0%	145	0%	304	0%	415	0%
Interest expense	(481)	(1)%	(524)	(1)%	(1,430)	(1)%	(3,761)	(2)%
Foreign currency transaction loss	(326)	(1)%	(228)	(0)%	(195)	(0)%	(81)	(0)%
Loss on extinguishment of debt	—	*	—	*	—	*	(29,475)	(15)%
Other non-operating income (expense)	56	0%	993	2%	54	0%	1,009	1%

Loss before income taxes	(11,413)	(19)%	(3,751)	(7)%	(15,636)	(8)%	(37,591)	(20)%
Income tax (expense) benefit	(268)	(0)%	2,114	4%	(1,305)	(1)%	9,116	5%

Consolidated net loss	$(11,681)	(20)%	(1,637)	(3)%	(16,941)	(8)%	(28,475)	(15)%

*	Not meaningful

The following tables set forth, for the periods indicated, our revenue by product category and geography expressed as dollar amounts and the changes in revenue between the specified periods expressed as percentages:

	Three months ended				Nine months ended
Revenue by Product Category	September 30, 2012	October 2, 2011	Percent change	Percent change	September 30, 2012	October 2, 2011	Percent change	Percent change
	($ in thousands)		(as	(constant	($ in thousands)		(as	(constant
			reported)	currency)			reported)	currency)
Upper extremity joints and trauma	$39,429	$37,690	5%	8%	$129,434	$120,640	7%	10%
Lower extremity joints and trauma	5,815	5,943	(2)	0	19,333	19,023	2	3
Sports medicine and biologics	3,487	3,329	5	8	11,363	10,769	6	8

Total extremities	48,731	46,962	4	7	160,130	150,432	6	9
Large joints and other	9,284	10,594	(12)	(1)	38,357	41,717	(8)	0

Total	$58,015	$57,556	1%	5%	$198,487	$192,149	3%	7%

	Three months ended				Nine months ended
Revenue by Geography	September 30, 2012	October 2, 2011	Percent change	Percent change	September 30, 2012	October 2, 2011	Percent change	Percent change
	($ in thousands)		(as	(constant	($ in thousands)		(as	(constant
			reported)	currency)			reported)	currency)
United States	$34,377	$32,781	5%	5%	$110,647	$104,197	6%	6%
International	23,638	24,775	(5)	6	87,840	87,952	(0)	8

Total	$58,015	$57,556	1%	5%	$198,487	$192,149	3%	7%

Comparison of three months ended September 30, 2012 to three months ended October 2, 2011

Revenue. Revenue increased by 1% to $58.0 million for the third quarter of 2012 from $57.6 million for the third quarter of 2011, as a result of increased sales in our upper extremity joints and trauma category, partially offset by a decrease in sales of large joints and other. Our revenue was negatively impacted by foreign currency exchange rate fluctuations of approximately $2.7 million, principally due to the performance of the U.S. dollar against the Euro. Excluding the impact of foreign currency exchange rate fluctuations, revenue increased by 5% for the third quarter of 2012 from the third quarter of 2011. The most significant increase occurred in our upper extremity joints and trauma category. The growth experienced was due primarily to increased demand and product expansion, partially offset by pricing pressures experienced in certain geographics. Our overall revenue growth of $0.5 million consisted of 5% growth in the United States, partially offset by a revenue decrease of 5% in our international geographies.

Revenue by product category. Revenue in upper extremity joints and trauma increased by 5% to $39.4 million for the third quarter of 2012 from $37.7 million for the third quarter of 2011, primarily as a result of the continued increase in sales of our Aequalis reversed and Aequalis Ascend shoulder products, and to a lesser degree, our Simpliciti shoulder products. We believe that increased sales of our Aequalis reversed shoulder products resulted from continued market growth in shoulder replacement procedures and continued market movement towards reversed shoulder replacement procedures. We also saw an increase in sales of our Aequalis Ascend shoulder products which continued to gain share in the shoulder replacement market. Offsetting this increase was the negative impact of foreign currency exchange rate fluctuations of $1.2 million. Revenue in our lower extremity joints and trauma decreased by 2% to $5.8 million for the third quarter of 2012 from $5.9 million for the third quarter of 2011, primarily due to fluctuations in exchange rates and a decrease in total ankle procedures in certain parts of Europe, partially offset by growth in such procedures in the U.S. Revenue in sports medicine and biologics increased by 5% to $3.5 million for the third quarter of 2012 from $3.3 million for the third quarter of 2011. This increase was attributable to increased sales of our anchor products internationally, partially offset by a decrease in sales of our biologics products. Revenue from large joints and other decreased by 12% to $9.3 million for the third quarter of 2012 from $10.6 million for the third quarter of 2011 related primarily to negative foreign currency exchange rate fluctuations of $1.2 million. Excluding the impact of foreign currency fluctuations, our large joints and other product category decreased by 1% in the third quarter of 2012 compared to the third quarter of 2011 primarily as a result of a decrease in the sales of our knee products due to continued economic pressures in our southern European geographies.

Revenue by geography. Revenue in the United States increased by 5% to $34.4 million for the third quarter of 2012 from $32.8 million for the third quarter of 2011, primarily driven by the continued increase in sales of upper extremities joints and trauma products, partially offset by the negative impact on sales as a result of certain distribution channel changes made during 2012. International revenue decreased by 5% to $23.6 million for the third quarter of 2012 from $24.8 million for the third quarter of 2011 related primarily to negative foreign currency exchange rate fluctuations of $2.7 million. Excluding the impact of foreign currency exchange rate fluctuations, our international revenue increased by 6%. This increase was primarily due to increased revenue in Australia and the establishment of a direct sales office in Belgium, which also serves Luxembourg, through the acquisition of our previous exclusive distributor in these territories, partially offset by a negative impact on sales in certain Western European countries due to austerity measures and lower procedure volumes.

Cost of goods sold. Our cost of goods sold decreased to $15.7 million for the third quarter of 2012 from $16.7 million for the third quarter of 2011. As a percentage of revenue, cost of goods sold decreased from 29% for the third quarter of 2011 to 27% for the third quarter of 2012, primarily due to a lower level of excess and obsolete inventory charges in the third quarter of 2012 and lower internal manufacturing costs. Our cost of goods sold and corresponding gross profit as a percentage of revenue can be expected to fluctuate in future periods depending upon certain factors, including, among others, changes in our product sales mix and prices, distribution channels and geographies, manufacturing yields, plans for insourcing some previously outsourced production activities, inventory reserves required, levels of production volume and fluctuating inventory costs due to changes in foreign currency exchange rates since the period they were manufactured.

Selling, general and administrative. Our selling, general and administrative expenses increased by 2% to $38.5 million for the third quarter of 2012 from $37.9 million for the third quarter of 2011. As a percentage of revenue, selling, general and administrative expenses were 66% for both the three months ended September 30, 2012 and the three months ended October 2, 2011. Our variable selling costs as a percentage of revenue were slightly higher during the third quarter of 2012 when compared to the third quarter of 2011. The increase in total selling, general and administrative expense was primarily a result of additional variable sales expenses and non-variable sales expenses including strategic investments in our US sales organization, training and education, expansion into Japan and conversion to a direct distribution channel in Belgium. Partially offsetting this increase is a decrease in share based compensation, legal fees and expenses related to certain management incentives. Also affecting selling, general and administrative expenses was the favorable impact of foreign currency exchange rate fluctuations of $2.4 million.

Research and development. Research and development expenses increased by 22% to $5.3 million for the third quarter of 2012 from $4.3 million for the third quarter of 2011. As a percentage of revenue, research and development expenses grew 2% to 9% for the three months ended September 30, 2012 from 7% for the three months ended October 2, 2011. The increase in total research and development expense was primarily due to increased clinical study related expenses, an increased level of expenses on certain shoulder and biologic related product development projects and increased personnel related expenses. These items were partially offset by the favorable impact of foreign currency exchange rate fluctuations of $0.3 million. We believe that continued investment in research and development is an important part of sustaining our growth strategy through new product development and anticipate that in the near future, research and development expenses as a percentage of revenue will remain consistent with past levels.

Amortization of intangible assets. Amortization of intangible assets remained flat at $2.7 million for both the third quarter of 2012 and the third quarter of 2011.

Special charges. Special charges were $6.5 million for the three months ended September 30, 2012 compared to $0.1 million for the three months ended October 2, 2011. Special charges included approximately $2.8 million of expense for the three months ended September 30, 2012 related to our facilities consolidation initiative. The $2.8 million is comprised of employee-benefit related expenses including severance and retention of terminated employees in the U.S., moving and transportation expenses, impairment charges on fixed assets related to the impacted facilities of Stafford, Texas and Dunmanway, Ireland, lease termination costs related to the Edina, Minnesota facility, professional fees and other expenses. Also included in special charges for the three months ended September 30, 2012 is approximately $2.0 million of bad debt expense related to the termination of a distributor and worsening general economic conditions in Italy, $0.8 million of expense related to certain distribution changes in the U.S. and internationally, including the closure of our Spanish sales office, and $1.0 million of acquisition integration costs related to the acquisition of OrthoHelix. Refer to Note 13 for further details on the facility consolidation initiative and other special charges.

Interest income. Our interest income remained consistent at $0.1 million during the third quarter of 2012 and the third quarter of 2011.

Interest expense. Our interest expense was $0.5 million for both the third quarter of 2012 and the third quarter of 2011. Our interest expense for the third quarters of 2012 and 2011 related to the interest paid on our prior term loans, mortgages and prior lines of credit and overdraft arrangements.

Foreign currency transaction loss. We recognized $0.3 million of foreign currency transaction loss in the third quarter of 2012 compared to a foreign currency transaction loss of $0.2 million for the third quarter of 2011. Foreign currency gains and losses are recognized when a transaction is denominated in a currency other than the subsidiary’s functional currency. The increase in foreign currency transaction loss was primarily attributable to foreign currency exchange rate fluctuations on foreign currency denominated intercompany payables and receivables.

Other non-operating income. Our other non-operating income decreased to $0.1 million for the three months ended September 30, 2012 from $1.0 million for the three months ended October 2, 2011. The $1.0 million related to the third quarter of 2011 was primarily due to the recognition of a gain related to the resolution of a contingent liability recorded as part of the acquisition of C2M Medical, Inc. The contingent liability related to remaining earn-out payments on sales of our Piton anchor products. The earn-out period ended during the third quarter of 2011 and the remaining liability was reversed and a gain was recognized in the same quarter.

Income tax (expense) benefit. Our effective tax rate for the third quarter of 2012 and 2011 was 2% and 56%, respectively. The change in our effective tax rate from the third quarter of 2011 to the third quarter of 2012 primarily relates to the relative percentage of our pre-tax income from operations in countries with related income tax expense compared to operations in countries in which we have pre-tax losses but for which we record a valuation allowance against our deferred tax assets, and thus, cannot recognize income tax benefits. We recorded a minimal income tax expense during the third quarter of 2012 compared to a benefit of $2.1 million for the third quarter of 2011. Given our history of operating losses, we do not generally record a provision for income taxes in the United States and certain of our European geographies.

Comparison of nine months ended September 30, 2012 to nine months ended October 2, 2011

Revenue. Revenue increased by 3% to $198.5 million for the nine months ended September 30, 2012 from $192.1 million for the nine months ended October 2, 2011, as a result of increased sales in each of our extremity categories, partially offset by a decrease in sales of large joints and other. The most significant increase occurred in our upper extremity joints and trauma category. The growth experienced in the extremity categories was due primarily to increased demand and product expansion, partially offset by pricing pressures experienced in certain geographies. Our overall revenue growth of $6.3 million consisted of 6% growth in the United States while growth in our international geographies remained consistent with the same period of the prior year. Our revenue was negatively impacted by foreign currency exchange rate fluctuations of approximately $7.1 million, principally due to the performance of the U.S. dollar against the Euro. Excluding the impact of foreign currency exchange rate fluctuations, revenue grew by 7%.

Revenue by product category. Revenue in upper extremity joints and trauma increased by 7% to $129.4 million for the nine months ended September 30, 2012 from $120.6 million for the nine months ended October 2, 2011, primarily as a result of the continued increase in sales of our Aequalis reversed and Aequalis Ascend shoulder products, and to a lesser degree, our Simpliciti shoulder products. We believe that increased sales of our Aequalis reversed shoulder products resulted from continued market growth in shoulder replacement procedures and continued market movement towards reversed shoulder replacement procedures. We also saw an increase in sales of our Aequalis Ascend shoulder products which continued to gain share in the shoulder replacement market. Offsetting this increase was the negative impact of foreign currency exchange rate fluctuations of $3.0 million. Revenue in our lower extremity joints and trauma increased by 2% to $19.3 million for the nine months ended September 30, 2012 from $19.0 million for the nine months ended October 2, 2011, primarily due to increased sales in our ankle replacement and ankle fusion products in the United States. Revenue in sports medicine and biologics increased by 6% to $11.4 million for the nine months ended September 30, 2012 from $10.8 million for the nine months ended October 2, 2011. This increase was primarily attributable to increased sales of our anchor products internationally, partially offset by a decrease in sales of our biologics products. Revenue from large joints and other decreased by 8% to $38.4 million for the nine months ended September 30, 2012 from $41.7 million for the nine months ended October 2, 2011 primarily related to negative foreign currency exchange rate fluctuations of $6.4 million. Excluding the impact of foreign currency exchange rate fluctuations, our large joints and other product category remained flat for the nine months ended September 30, 2012 compared to the nine months ended October 2, 2011.

Revenue by geography. Revenue in the United States increased by 6% to $110.6 million for the nine months ended September 30, 2012 from $104.2 million for the nine months ended October 2, 2011. While the United States revenue was negatively affected by certain distribution channel changes made during the nine months ended September 30, 2012, overall United States revenue increased as a result of increases in sales in upper extremity joints and trauma and lower extremity joints and trauma. International revenue decreased slightly to $87.8 million for the nine months ended September 30, 2012 from $88.0 million for the nine months ended October 2, 2011. This decrease in international sales was due to the negative impact of foreign currency exchange rate fluctuations of $7.1 million. Excluding the impact of foreign currency exchange rate fluctuations, our international revenue increased by 8%. This increase was primarily due to increased revenue in France, Australia, the United Kingdom and sales to certain stocking distributors across various countries in which we have no current direct sales force.

Cost of goods sold. Our cost of goods sold increased slightly to $54.9 million for the nine months ended September 30, 2012 from $54.7 million for the nine months ended October 2, 2011. As a percentage of revenue, cost of goods sold remained consistent at 28% for the nine months ended September 30, 2012 and October 2, 2011. Our cost of goods sold and corresponding gross profit as a percentage of revenue can be expected to fluctuate in future periods depending upon certain factors, including, among others, changes in our product sales mix and prices, distribution channels and geographies, manufacturing yields, plans for insourcing some previously outsourced production activities, inventory reserves required, levels of production volume and fluctuating inventory costs due to changes in foreign currency exchange rates since the period they were manufactured.

Selling, general and administrative. Our selling, general and administrative expenses increased by 4% to $124.2 million for the nine months ended September 30, 2012 from $119.9 million for the nine months ended October 2, 2011. As a percentage of revenue, selling, general and administrative expenses grew 1% to 63% for the nine months ended September 30, 2012 from 62% for the nine months ended October 2, 2011. Our variable selling costs as a percentage of revenue were slightly higher during the first nine months of 2012 when compared to the same period of 2011, which was offset by a lower rate of non-variable selling related expenses as a percentage of revenue. The increase in total selling, general and administrative expense was primarily a result of $1.9 million of additional variable expenses including commissions, royalties and freight expenses due to increased revenue. Selling, general and administrative expenses also increased compared to the nine months ended October 2, 2011 as a result of increased instrument depreciation, sales management costs and costs related to information technology, partially offset by a decrease in expenses related to certain management incentives. These items were partially offset by the favorable impact of foreign currency exchange rate fluctuations of $5.2 million.

Research and development. Research and development expenses increased by 12% to $16.3 million for the nine months ended September 30, 2012 from $14.6 million for the nine months ended October 2, 2011. As a percentage of revenue, research and development expenses remained consistent with the prior year period at 8%. The increase in total research and development expense of $1.7 million was primarily due to increased clinical study related expenses, an increased level of expenses on certain shoulder related development projects including the Ascend Flex, other biologics related development projects and increased personnel related expenses. These items were partially offset by the favorable impact of foreign currency exchange rate fluctuations of $0.7 million and a decrease in expenses related to certain management incentives. We believe that continued investment in research and development is an important part of sustaining our growth strategy through new product development and anticipate that in the near future, research and development expenses as a percentage of revenue will remain consistent with past levels.

Amortization of intangible assets. Amortization of intangible assets decreased by 5% to $8.0 million for the nine months ended September 30, 2012 from $8.4 million for the nine months ended October 2, 2011, primarily as a result of the complete amortization of certain license related intangibles, partially offset by intangible assets recorded through the acquisition of our stocking distributor in Belgium and Luxembourg in the second quarter of 2012.

Special charges. Special charges were $9.4 million for the nine months ended September 30, 2012 compared to $0.2 million for the nine months ended October 2, 2011. Special charges included approximately $5.3 million of expense for the nine months ended September 30, 2012 related to our facilities consolidation initiative. The $5.3 million is comprised of employee-benefit related expenses including severance and retention of terminated employees in the U.S., moving and transportation expenses, impairment charges on fixed assets related to the impacted facilities of Stafford, Texas and Dunmanway, Ireland, lease termination costs related to the Edina, Minnesota facility, professional fees and other expenses. Also included in special charges for the three months ended September 30, 2012 is approximately $2.0 million of bad debt expense related to the termination of a distributor and worsening general economic conditions in Italy, $0.8 million of expense related to certain distribution changes in the U.S. and internationally, including the closure of our Spanish sales office, $1.0 million of integration costs related to the acquisition OrthoHelix and our exclusive distributor in Belgium and Luxembourg and $0.4 million of expense related to departure of our former Global Chief Financial Officer. For the nine months ended October 2, 2011, the $0.2 million of special charges were primarily related to the closure of our Beverly, Massachusetts research and development facility. Refer to Note 13 for further details on the facility consolidation initiative and other special charges.

Interest income. Our interest income decreased by 27% to $0.3 million for the nine months ended September 30, 2012 from $0.4 million for the nine months ended October 2, 2011primarily as a result of decreased average interest rates.

Interest expense. Our interest expense decreased by 62% to $1.4 million for the nine months ended September 30, 2012 from $3.8 million for the nine months ended October 2, 2011 due to the repayment of our notes payable in February 2011. Our notes payable carried an 8% stated annual interest rate and were recorded at a discount because they were issued together with warrants. The discount on our notes payable was also previously amortized as additional interest expense. As a result, the existence of our notes payable in prior periods caused a much higher level of interest expense. Our interest expense for the nine months ended September 30, 2012 related primarily to the interest paid on our prior term loans, mortgages, and prior lines of credit and overdraft arrangements.

Foreign currency transaction gain. We recognized $0.2 million of foreign currency transaction gain in the nine months ended September 30, 2012 compared to $0.1 million for the nine months ended October 2, 2011. Foreign currency gains and losses are recognized when a transaction is denominated in a currency other than the subsidiary’s functional currency and are primarily attributable to foreign currency exchange rate fluctuations on foreign currency denominated intercompany payables and receivables.

Loss on extinguishment of debt. We recognized a $29.5 million loss on extinguishment of debt during the nine months ended October 2, 2011 due to the repayment of our notes payable. Our notes payable were issued in 2008 and 2009 together with warrants to purchase ordinary shares of our company. At the time of issuance, we recognized the estimated fair value of the warrants as a warrant liability with an offsetting debt discount to reduce the carrying value of the notes payable to the estimated fair value at the time of issuance. This debt discount was then amortized as additional interest expense over the term of the notes. At the time of repayment in the first quarter of 2011, we recognized the remaining unamortized portion of the discount as a loss on the extinguishment of debt. We had no such expense related to the extinguishment of debt during the nine months ended September 30, 2012. See Note 9 of our consolidated financial statements for further discussion of the accounting treatment of the notes payable and related warrants.

Other non-operating income. Our other non-operating income decreased to $0.1 million during the nine months ended September 30, 2012 from $1.0 million during the nine months ended October 2, 2011. The $1.0 million related to the third quarter of 2011 was primarily due to the recognition of a gain related to the resolution of our contingent liability recorded as a part of the acquisition of C2M Medical Inc. The contingent liability related to remaining earn-out payments on sales of our Piton anchor products. The earn-out period ended during the third quarter of 2011 and the remaining liability was reversed and, as a result, was recognized as a gain in the same quarter.

Income tax (expense) benefit. Our effective tax rate for the nine months ended September 30, 2012 and nine months ended October 2, 2011 was 8% and 24%, respectively. The change in our effective tax rate from the nine months ended October 2, 2011 to the nine months ended September 30, 2012 primarily relates to the relative percentage of our pre-tax income from operations in countries with related income tax expense compared to operations in countries in which we have pre-tax losses but for which we record a valuation allowance against deferred tax assets, and thus, cannot recognize income tax benefits. During the nine months ended September 30, 2012, our income tax expense recognized related primarily to income tax on pre-tax income in certain of our European operations. This pre-tax income was partially offset by pre-tax losses in our United States and Netherlands operations for which we currently do not recognize any income tax benefits. Our income tax expense increased to $1.3 million during the nine months ended September 30, 2012 compared to an income tax benefit of $9.1 million for the nine months ended October 2, 2011. During the nine months ended October 2, 2011, we recognized $7.5 million of deferred tax benefit related to the $29.5 million loss on extinguishment of debt previously discussed. This benefit was the result of reversing the remaining deferred tax liability related to the unamortized debt discount on our notes payable at the time of repayment. Given our history of operating losses, we do not generally record a provision for income taxes in the United States and certain of our European geographies.

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

Liquidity and Capital Resources

Since inception, we have generated significant operating losses. These, combined with significant charges not related to cash from operations, which have included amortization of acquired intangible assets, fair value adjustments to our warrant liability and accretion of noncontrolling interests, have resulted in an accumulated deficit of $230.9 million as of September 30, 2012. Historically, our liquidity needs have been met through a combination of sales of our equity securities together with issuances of notes payable and warrants to both then current shareholders and new investors and other bank related debt. In February 2011, we completed an initial public offering from which we received net proceeds of approximately $149.2 million after underwriters’ discounts, commissions and offering expenses. Additionally, in March 2011, we sold additional ordinary shares due to the exercise of the underwriters’ overallotment option from which we received additional net proceeds of approximately $12.8 million after underwriters’ discounts and commissions and offering expenses. Our notes payable were repaid in full during the first quarter of 2011 using a portion of these combined proceeds.

The following table sets forth, for the periods indicated, certain liquidity measures:

	As of
	September 30, 2012	January 1, 2012
	($ in thousands)
Cash and cash equivalents	$58,499	$54,706
Working capital	129,390	133,398

On October 4, 2012, we acquired OrthoHelix Surgical Designs, Inc. In the transaction, we paid consideration consisting of $100 million cash and 1,941,270 of our ordinary shares (which was determined to be equal to $35 million divided by the average closing sale price per ordinary share during the five trading days immediately prior to and after the date of our initial public announcement of the merger agreement). In addition, we agreed to make additional earn-out payments in cash of up to an aggregate of $20 million based upon our sales of lower extremity joints and trauma products during fiscal years 2013 and 2014. A portion of the transaction consideration consisting of $11 million cash was deposited with an escrow agent to fund payment obligations with respect to a post-closing working capital adjustment and post-closing indemnification obligations of OrthoHelix’s former equity holders. In addition, a portion of the earn-out payments are subject to certain rights of set-off for post-closing indemnification obligations of OrthoHelix’s equity holders.

In connection with our acquisition of OrthoHelix, which closed on October 4, 2012, we entered into a new credit agreement. Under the credit agreement, we borrowed $145 million, consisting of: (1) a senior secured term loan facility to Tornier USA denominated in dollars in an aggregate principal amount of up to U.S. $75 million (referred to as the USD term loan facility); (2) a senior secured term loan facility to Tornier USA denominated in euros in an aggregate principal amount of up to the U.S. dollar equivalent of U.S. $40 million (referred to as the EUR term loan facility); and (3) a senior secured revolving credit facility to Tornier USA denominated at the election of Tornier USA, in U.S. dollars, euros, pounds, sterling and yen in an aggregate principal amount of up to the U.S. dollar equivalent of U.S. $30 million. Funds available under the new revolving credit facility may be used for general corporate purposes.

The borrowings under the term loan facilities were used at the closing of our acquisition of OrthoHelix to pay the consideration for such acquisition, and such fees, costs and expenses incurred in connection with the acquisition and the credit agreement and to repay prior existing indebtedness of us and our subsidiaries. The credit agreement contains customary covenants, including financial covenants which require us to maintain minimum interest coverage and maximum total net leverage ratios, and customary events of default. The obligations under the credit agreement are guaranteed by us, Tornier USA and certain other of our subsidiaries, and subject to certain exceptions, are secured by a first priority security interest in substantially all of our assets and the assets of certain of our existing and future subsidiaries of Tornier.

At the option of Tornier USA, loans under our new revolving credit facility and USD term facility bear interest at (a) the alternate base rate (if denominated in U.S. dollars), equal to the greatest of (i) the prime rate in effect on such day, (ii) the federal funds effective rate in effect on such day plus 1/2 of 1%, and (iii) the adjusted LIBO rate (as defined in our new credit agreement) plus 1%) plus in the case of each of (i)-(iii) above, an applicable rate of 2.00% or 2.25% (depending on our total net leverage ratio (as defined in our new credit agreement)), or (b) in the case of a eurocurrency loan (as defined in our new credit agreement), at the applicable adjusted LIBO rate for the relevant interest period plus an applicable rate of 3.00% or 3.25% (depending on our total net leverage ratio), plus the mandatory cost (as defined in our new credit agreement) if such loan is made in a currency other than dollars of any lender our new credit agreement (other than a lender to our new credit agreement on October 4, 2012) from a lending office in the United Kingdom or a participating member state (as defined in our new credit agreement). Under the EUR term facility, (a) alternate base rate loans bear interest at the alternate base rate plus the applicable rate, which is 3.00% or 3.25% (depending on our total net leverage ratio) and (b) eurocurrency loans bear interest at the adjusted LIBO rate for the relevant interest period, plus an applicable rate, which is 4.00% or 4.25% (depending on our total net leverage ratio), plus the mandatory cost, if applicable.

We believe that our cash and cash equivalents balance of approximately $58.5 million as of September 30, 2012, of which $29.4 million was used in the acquisition of OrthoHelix subsequent to September 30, 2012, along with available credit under our new revolving credit facility will be sufficient to fund our working capital requirements and operations and permit anticipated capital expenditures during the remainder of 2012. In the event that we would require additional working capital to fund future operations or for other needs, we could seek to acquire that through additional issuances of equity or debt financing arrangements which may or may not be available on favorable terms at such time.

Operating activities. Net cash provided by operating activities was $11.1 million for the nine months ended September 30, 2012 compared to $11.0 million for the nine months ended October 2, 2011. While our net cash provided by operating activities was similar between these two periods, our net loss for the period last year of $28.5 million included a $22.0 million non-cash charge, net of tax, related to the extinguishment of debt. Excluding the impact of this charge, our net loss for the period last year was lower than the same period in 2012, but this was offset by higher cash used for working capital for the nine months ended October 2, 2011 compared to the nine months ended September 30, 2012.

Investing activities. Net cash used in investing activities totaled $20.8 million during the nine months ended September 30, 2012 compared to $20.9 million during the nine months ended October 2, 2011. The decrease in net cash used in investing activities is due to a reduction in the amount of instrument additions, partially offset by the acquisition of our sole and exclusive distributor in Belgium and Luxembourg and increased fixed asset purchases in the second quarter of 2012. Expenditures related to property, plant and equipment were $7.9 million and $3.8 million for the nine months ended September 30, 2012 and the nine months ended October 2, 2011, respectively. Fixed asset expenditures during the nine months ended September 30, 2012 were driven by our facility consolidation initiative. Acquisition related payments for the nine months ended September 30, 2012 included payments made in accordance with existing licensing agreements, in addition to the acquisition of our distributor mentioned above. Acquisition related payments for the nine months ended October 2, 2011 included the final acquisition related payment made in accordance with the contingent purchase price of the acquisition of our Piton technology.

Our industry is capital intensive, particularly as it relates to surgical instrumentation. Historically, our capital expenditures have consisted principally of purchased manufacturing equipment, research and testing equipment, computer systems, office furniture and equipment and surgical instruments.

Financing activities. Net cash provided by financing activities decreased to $13.4 million during the nine months ended September 30, 2012, from $42.5 million during the nine months ended October 2, 2011. The nine months ended September 30, 2012 included approximately $5.2 million in proceeds from the issuance of long-term debt along with $9.4 million in draws on short-term debt in both France and the U.S. Additionally, approximately $6.9 million of cash was generated during the nine months ended September 30, 2012 as a result of the exercise of employee stock options. The net cash provided by financing activities in the nine months ended October 2, 2011 included the receipt of approximately $168.3 million from the completion of our initial public offering and subsequent exercise of the underwriters’ overallotment option, after underwriters’ discounts and commissions and offering expenses, partially offset by the repayment of our notes payable of $116.1 million.

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

Contractual Obligations and Commitments

We refer you to the description of our contractual obligations and commitments as of January 1, 2012 as set forth in our annual report on Form 10-K for the fiscal year ended January 1, 2012. There were no material changes to such information since that date through September 30, 2012, except for our new 126-month lease commitment related to our new Bloomington, Minnesota facility which includes total rent payments over the life of the lease of $6.2 million and commenced on July 1, 2012, and future earn-out obligations, aggregating up to approximately $1.0 million incurred in connection with the acquisition of our sole and exclusive distributor in Belgium and Luxembourg based on annual revenues of the acquired entity for the next two years.

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

Interest Rate Risk

Borrowings under our prior various revolving lines of credit in the United States and in Europe generally bore interest at variable annual rates. Borrowings under our various term loans in the United States and Europe were mixed between variable and fixed interest rates. As of September 30, 2012, we had $18.1 million in borrowings under our revolving lines of credit and $28.9 million in borrowings under various term loans. Based upon this debt level, a 10% increase in the annual interest rate on such borrowings would not have a material impact on our interest expense.

At the option of Tornier USA, loans under our new revolving credit facility, which was established on October 4, 2012, and USD term facility bear interest at (a) the alternate base rate (if denominated in U.S. dollars), equal to the greatest of (i) the prime rate in effect on such day, (ii) the federal funds effective rate in effect on such day plus 1/2 of 1%, and (iii) the adjusted LIBO rate (as defined in our new credit agreement) plus 1%) plus in the case of each of (i)-(iii) above, an applicable rate of 2.00% or 2.25% (depending on our total net leverage ratio (as defined in our new credit agreement)), or (b) in the case of a eurocurrency loan (as defined in our new credit agreement), at the applicable adjusted LIBO rate for the relevant interest period plus an applicable rate of 3.00% or 3.25% (depending on our total net leverage ratio), plus the mandatory cost (as defined in our new credit agreement) if such loan is made in a currency other than dollars of any lender our new credit agreement (other than a lender to our new credit agreement on October 4, 2012) from a lending office in the United Kingdom or a participating member state (as defined in our new credit agreement). Under the EUR term facility, (a) alternate base rate loans bear interest at the alternate base rate plus the applicable rate, which is 3.00% or 3.25% (depending on our total net leverage ratio) and (b) eurocurrency loans bear interest at the adjusted LIBO rate for the relevant interest period, plus an applicable rate, which is 4.00% or 4.25% (depending on our total net leverage ratio), plus the mandatory cost, if applicable.

At September 30, 2012 our cash and cash equivalents were $58.5 million, of which $29.9 million was subsequently used to help fund the acquisition of OrthoHelix on October 4, 2012. Based on our annualized average interest rate, a 10% decrease in the annual interest rate on such balances would not result in a material impact on our interest income on an annual basis.

Foreign Currency Exchange Rate Risk

Fluctuations in the exchange rate between the U.S. dollar and foreign currencies could adversely affect our financial results. In both the nine months ended September 30, 2012 and October 2, 2011, approximately 44% of our revenues were denominated in foreign currencies. We expect that foreign currencies will continue to represent a similarly significant percentage of our revenues in the future. Operating expenses related to these revenues are largely denominated in the same respective currency, thereby limiting our transaction risk exposure. However, for revenues not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases and if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our prices not being competitive in a market where business is transacted in the local currency. Historically, our non-U.S. Dollar revenue and expenses have been generally balanced, however, as our business continues to grow, fluctuations in these balances could affect operating results. At that time, we may pursue a derivative program to hedge this risk.

In the nine months ended September 30, 2012, approximately 79% of our revenues denominated in foreign currencies were derived from EU countries and were denominated in Euros. Additionally, we have significant intercompany payables and debt with certain European subsidiaries, which are denominated in foreign currencies, principally the Euro. Our principal exchange rate risk therefore exists between the U.S. dollar and the Euro. Fluctuations from the beginning to the end of any given reporting period result in the remeasurement of our foreign currency-denominated cash, receivables, payables and debt, generating currency transaction gains or losses that impact our non-operating income/expense levels in the respective period and are reported in foreign currency transaction gain (loss) in our consolidated financial statements. In the third quarter of 2012, we began to economically hedge our balance sheet exposure to fluctuations in the Euro by entering into foreign exchange forward contracts. In future periods, we may hedge other foreign currency exposures.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our President and Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 240.15d-15(e) promulgated under the Securities Exchange Act of 1934) as of September 30, 2012. Based on that review and evaluation, which included inquiries made to certain of our other employees, the Certifying Officers have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to our Company required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the third quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

A description of our legal proceedings in Note 14 of our consolidated financial statements included in this report is incorporated herein by reference.

ITEM 1A. RISK FACTORS.

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. The following is a discussion of the specific risks that could materially adversely affect our business, financial condition or operation results:

Risks Related to Our Business and Our Industry

We have a history of operating losses and negative cash flow and may never achieve profitability.

We have a history of operating losses and at September 30, 2012, we had an accumulated deficit of $230.9 million. Our ability to achieve profitability will be influenced by many factors, including the extent and duration of our future operating losses, the level and timing of future revenue and expenditures, market acceptance of new products, the results and scope of ongoing research and development projects, competing technologies and market and regulatory developments. As a result, we may continue to incur operating losses for the foreseeable future. These losses will continue to have an adverse impact on shareholders’ equity, and we may never achieve or sustain profitability.

If we do not successfully develop and market new products and technologies and implement our business strategy, our business and operating results may be adversely affected.

We may not be able to successfully implement our business strategy. To implement our business strategy we need to, among other things, develop and introduce new extremity joint products, find new applications for and improve our existing products, properly identify and anticipate our surgeons’ and their patients’ needs, obtain regulatory clearances or approvals for new products and applications and educate surgeons about the clinical and cost benefits of our products.

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

We rely on our distributors, independent sales agencies and their representatives to market and sell our products. A failure to maintain our existing relationships with our distributors, independent sales agencies and their representatives could have an adverse effect on our operating results.

In the United States, we sell our products primarily through a sales channel consisting of mostly independent commission-based sales agencies, which utilize several sales representatives, with some direct sales organizations in certain territories. Internationally, we utilize several distribution approaches depending on the individual market requirements, including direct sales organizations in the largest European markets and Australia, and independent distributors for most other international markets. Our distributors and sales agencies do not sell our products exclusively and may offer similar products from other orthopaedic companies. In 2011 and during the nine months ended September 30, 2012, no individual distributor or sales agency accounted for more than 7% of our global revenue. Our success depends largely upon our ability to motivate our distributors and sales agencies to sell our products. Additionally, we depend on their sales and service expertise and relationships with the surgeons in the marketplace. Our distributors and independent sales agencies may terminate their contracts with us, may devote insufficient sales efforts to our products or may focus their sales efforts on other products that produce greater commissions for them. If our relationship with any of our distributors or sales agencies terminated, we could enter into agreements with existing distributors and sales agencies to take on the related sales, contract with distributors and new sales agencies, or hire direct sales representatives or a combination of these options. A failure to maintain our existing relationships with our distributors and independent sales agencies and their representatives could have an adverse effect on our operations. We do not control our distributors or independent sales agencies and they may not be successful in implementing our marketing plans.

During 2012, we terminated our sales relationships with a few independent sales agencies in the United States that were not performing to our expectations. This has resulted in some disruption in our United States sales channel and adversely affected our revenues during 2012. We may terminate our sales relationships with additional independent sales agencies and some of our distributors that are not performing to our expectations and it is possible that such actions will result in further disruption in our United States sales channel, disruption in certain countries outside the United States and adversely affect our revenues during the remainder of 2012 and 2013. It is also possible that we may incur future charges and cash expenditures in connection with such independent sales agency and distributor changes and transitions, which charges and cash expenditures would adversely affect our operating results.

If our facilities consolidation initiative is not implemented properly or is unsuccessful, our business and operating results might be adversely affected. In addition, the initiative could result in deficiencies in our internal control over financial reporting and other controls and procedures.

We have commenced a facilities consolidation initiative pursuant to which we intend to consolidate a number of our facilities in France, Ireland and the United States. The facilities consolidation initiative is driven by our strategy to drive operational productivity and to realize operating costs savings beginning in 2013. Under the initiative, we consolidated our Dunmanway, Ireland manufacturing facility into our Macroom, Ireland manufacturing facility during the second quarter of 2012. We also leased a new facility located in Bloomington, Minnesota to use as our U.S. business headquarters and for the consolidation of our Minneapolis-based marketing, training, regulatory, clinical, supply chain and corporate functions with our Stafford, Texas-based distribution operations, which are expected to be finalized during the fourth quarter of 2012. During the third quarter of 2012, we consolidated our St. Ismier, France manufacturing facility into our existing Montbonnot, France manufacturing facility. We anticipate that, in connection with implementing the facilities consolidation initiative, we will record pre-tax charges, comprised of one-time employee termination costs; facility closure, moving and related expenses; fixed asset write-offs net of anticipated proceeds from the sale of facilities in Stafford, Texas and Dunmanway, Ireland; and other miscellaneous related charges. We expect to record substantially all of the charges during 2012. During the nine months ended September 30, 2012, we recorded $5.3 million of expense related to the facilities consolidation initiative.

The anticipated timing of our various activities under the initiative and our estimates relating to the amount of charges, cash expenditures and cash savings that we expect to realize in connection with the initiative may change as we finalize and implement the initiative. Any increase in the amount of charges or cash expenditures incurred in connection with the initiative would adversely affect our operating results and could disappoint investors who had expected lower amounts. Similarly, any decrease in our anticipated cash savings that we expect to realize in connection with the initiative also could adversely affect our operating results and disappoint investors who had expected higher cash savings. In addition, there can be no assurance that we will implement the initiative on a timely basis or in a manner that will produce the anticipated operational efficiencies, expense savings and other benefits that we believe should positively impact our business and operating results. If the initiative is not implemented properly or is unsuccessful, we might experience business disruptions or our business and operating results might otherwise be adversely affected. For example, the facility consolidations initiative may have an adverse impact on our relationships with our employees, major customers and vendors. In addition, the initiative could result in deficiencies in our internal control over financial reporting and other controls and procedures. The initiative may result in unanticipated expenses and charges, including litigation expenses, and have unintended impacts on our business, including in particular our new product development efforts. In addition, if the initiative is unsuccessful and does not produce the anticipated operational efficiencies, expense savings and other benefits, further restructuring activities might become necessary, resulting in additional future charges.

We may be unable to compete successfully against our existing or potential competitors, in which case our revenue and operating results may be negatively affected and we may not grow.

The market for orthopaedic devices is highly competitive and subject to rapid and profound technological change. Our success depends, in part, on our ability to maintain a competitive position in the development of technologies and products for use by our customers. We face competition from large diversified orthopaedic manufacturers, such as DePuy Orthopaedics, Inc., a Johnson & Johnson subsidiary, Zimmer Corporation and Stryker Corporation, and established mid-sized orthopaedic manufacturers, such as Arthrex, Inc., Wright Medical Group, Inc. and ArthroCare Corporation. Many of the companies developing or marketing competitive orthopaedic products enjoy several competitive advantages, including:

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

We also compete against smaller, entrepreneurial companies with niche product lines. Our competitors may develop and patent processes or products earlier than us, obtain regulatory clearances or approvals for competing products more rapidly than us and develop more effective or less expensive products or technologies that render our technology or products obsolete or non-competitive. We also compete with other organizations in recruiting and retaining qualified scientific and management personnel, as well as in acquiring technologies and technology licenses complementary to our products or advantageous to our business. If our competitors are more successful than us in these matters, we may be unable to compete successfully against our existing or future competitors.

We derive a significant portion of our revenue from operations in international markets that are subject to political, economic and social instability.

We derive a significant portion of our revenue from operations in international markets. Our international distribution system consists of 10 direct sales offices and approximately 30 distribution partners, who sell in approximately 35 countries. Most of these countries are, to some degree, subject to political, economic and social instability. For the nine months ended September 30, 2012 and the year ended January 1, 2012, approximately 44% and 46% of our revenue was derived from our international operations. In 2012, we opened a direct sales office in Japan and we intend to further expand our international operations into key markets, such as Brazil and China. Our international sales operations expose us and our representatives, agents and distributors to risks inherent in operating in foreign jurisdictions. These risks include:

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

•

economic instability, including the European sovereign debt crisis and the austerity measures taken and to be taken by certain countries in response to such crisis, and the currency risk between the U.S. dollar and foreign currencies in our target markets;

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

•	unexpected changes in foreign regulatory requirements;

•	differing local product preferences and product requirements;

•	changes in tariffs and other trade restrictions;

•	work stoppages or strikes in the healthcare industry;

•	difficulties in enforcing and defending intellectual property rights;

•	foreign exchange controls that might prevent us from repatriating cash earned in countries outside the Netherlands;

•	complex data privacy requirements and labor relations laws; and

•	exposure to different legal and political standards.

Not only are we subject to the laws of other jurisdictions, we also are subject to U.S. laws governing our activities in foreign countries, including various import-export laws, customs and import laws, anti-boycott laws and embargoes. For example, the FDA Export Reform and Enhancement Act of 1996 requires that, when exporting medical devices from the United States for sale in a foreign country, depending on the type of product being exported, the regulatory status of the product and the country to which the device is exported, we must ensure, among other things, that the device is produced in accordance with the specifications of the foreign purchaser; not in conflict with the laws of the country to which it is intended for export; labeled for export; and not offered for sale domestically. In addition, we must maintain records relevant to product export and, if requested by the foreign government, obtain a certificate of exportability. In some instances, prior notification to or approval from the FDA is required prior to export. The FDA can delay or deny export authorization if all applicable requirements are not satisfied. Imports of approved medical devices into the United States also are subject to requirements including registration of establishment, listing of devices, manufacturing in accordance with the quality system regulation, medical device reporting of adverse events, and premarket notification 510(k) clearance or premarket approval, or PMA, among others and if applicable. If our business activities were determined to violate these laws, regulations or rules, we could suffer serious consequences.

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

Any material decrease in our foreign revenue may negatively affect our profitability. We generate our international revenue primarily in Europe, where healthcare regulation and reimbursement for orthopaedic medical devices vary significantly from country to country. This changing environment could adversely affect our ability to sell our products in some European countries. In addition, many of the economies in Europe have undergone recessions which have threatened their ability to service their sovereign debt obligations. Several of these countries have implemented austerity measures, which have adversely affected our sales and may continue to adversely affect our sales.

Disruption and turmoil in global credit and financial markets, which may be exacerbated by the inability of certain countries to continue to service their sovereign debt obligations and certain austerity measures countries have implemented, and the possible negative implications of such events to the global economy, may negatively impact our business, operating results and financial condition.

The downgrade of the U.S. credit rating and the credit ratings of several European countries and the possibility that certain European Union member states will default on their debt obligations have contributed to significant uncertainty about the stability of global credit and financial markets. The credit and economic conditions within certain European Union countries in particular, including France, Greece, Ireland, Italy, Portugal and Spain, have contributed to the instability in global credit and financial markets. The possibility that such EU member states will default on their debt obligations, the continued uncertainty regarding international and the European Union’s financial support programs and the possibility that other EU member states may experience similar financial troubles could further disrupt global credit and financial markets. While the ultimate outcome of these events cannot be predicted, it is possible that such events could have a negative effect on the global economy as a whole, and our business, operating results and financial condition, in particular. For example, if the European sovereign debt crisis continues or worsens, the negative implications to the global economy and us could be significant. Since a significant amount of our trade receivables are with hospitals that are dependent upon governmental health care systems in many countries, repayment of such receivables is dependent upon the financial stability of the economies of those countries. A deterioration of economic conditions in such countries may increase the average length of time it takes for us to collect on our outstanding accounts receivable in these countries or even our ability to collect such receivables.

In addition, if the European sovereign debt crisis continues or worsens, the value of the Euro could deteriorate or lead to the re-introduction of individual currencies in one or more Eurozone countries, or, in more extreme circumstances, the possible dissolution of the Euro currency entirely, all of which could negatively impact our business, operating results and financial condition in light of our substantial operations in and revenues derived from customers in the European Union. Should the Euro dissolve entirely, the legal and contractual consequences for holders of Euro-denominated obligations would be determined by laws in effect at such time. These potential developments, or market perceptions concerning these and related issues, could adversely affect the value of our Euro-denominated assets and obligations. In addition, concerns over the effect of this financial crisis on financial institutions in Europe and globally could lead to tightening of the credit and financial markets, which could negatively impact the ability of companies to borrow money from their existing lenders, obtain credit from other sources or raise financing to fund their operations. This could negatively impact our customers’ ability to purchase our products, our suppliers’ ability to provide us with materials and components and our ability, if needed, to finance our operations on commercially reasonable terms, or at all. We believe that European governmental austerity policies have reduced and may continue to reduce the amount of money available to purchase medical products, including our products. These austerity measures could negatively impact overall procedure volumes and result in increased pricing pressure for our products and the products of our competitors. Any or all of these events, as well as any additional austerity measures that may be taken which, among other things, could result in decreased utilization, pricing and reimbursement, could negatively impact our business, operating results and financial condition.

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

A substantial portion of our revenue outside the United States is generated in Europe and other countries in Latin America and Asia where the amounts are denominated in currencies other than the U.S. dollar. For purposes of preparing our consolidated financial statements, these amounts are converted into U.S. dollars, the value of which varies with currency exchange rate fluctuations. For revenue not denominated in U.S. dollars, if there is an increase in the value of the U.S. dollar relative to the specified foreign currency, we will receive less in U.S. dollars than before the increase in the exchange rate, which could negatively impact our operating results. Although we address currency risk management through regular operating and financing activities, and more recently through hedging activities, those actions may not prove to be fully effective, and hedging activities involve additional risks.

Our business plan relies on assumptions about the market for our products, which, if incorrect, may adversely affect our revenue.

We believe that the aging of the general population and increasingly active lifestyles will continue and that these trends will increase the need for our products. We anticipate that the market for our extremity products in particular will continue to grow. The actual demand for our products, however, could differ materially from our projected demand if our assumptions regarding these trends and acceptance of our products by the medical community prove to be incorrect or do not materialize, or if non-surgical treatments gain more widespread acceptance as a viable alternative to our orthopaedic implants.

Our upper extremity joints and trauma products, including in particular our shoulder products, generate a significant portion of our revenue. Accordingly, if revenue of these products were to decline, our operating results would be adversely affected.

Our upper extremity joints and trauma products, which includes joint implants and bone fixation devices for the shoulder, hand, wrist and elbow, generate a significant portion of our revenue. During the nine months ended September 30, 2012 and the fiscal year ended January 1, 2012, our upper extremity joints and trauma products generated approximately 65% and 63%, respectively, of our revenue. We expect the shoulder to continue to be the largest and most important product category for us for the foreseeable future. A decline in revenue from these products as a result of increased competition, regulatory matters, intellectual property matters or any other reason would negatively impact our operating results.

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

Our U.S. operations, including those of our U.S. based subsidiary, Tornier, Inc., are currently subject to the U.S. Foreign Corrupt Practices Act, or the FCPA. We are required to comply with the FCPA, which generally prohibits covered entities and their intermediaries from engaging in bribery or making other prohibited payments to foreign officials for the purpose of obtaining or retaining business or other benefits. In addition, the FCPA imposes accounting standards and requirements on publicly traded U.S. corporations and their foreign affiliates, which are intended to prevent the diversion of corporate funds to the payment of bribes and other improper payments, and to prevent the establishment of “off books” slush funds from which such improper payments can be made. We also are currently subject to similar anticorruption legislation implemented in Europe under the Organization for Economic Co-operation and Development’s Convention on Combating Bribery of Foreign Public Officials in International Business Transactions. We either operate or plan to operate in a number of jurisdictions that pose a high risk of potential violations of the FCPA and other anticorruption laws, such as China and Brazil, and we utilize a number of third-party sales representatives for whose actions we could be held liable under the FCPA. We inform our personnel and third-party sales representatives of the requirements of the FCPA and other anticorruption laws, including, but not limited to their reporting requirements. We also have developed and will continue to develop and implement systems for formalizing contracting processes, performing due diligence on agents and improving our recordkeeping and auditing practices regarding these regulations. However, there is no guarantee that our employees, third-party sales representatives or other agents have not or will not engage in conduct undetected by our processes and for which we might be held responsible under the FCPA or other anticorruption laws.

If our employees, third-party sales representatives or other agents are found to have engaged in such practices, we could suffer severe penalties, including criminal and civil penalties, disgorgement and other remedial measures, including further changes or enhancements to our procedures, policies and controls, as well as potential personnel changes and disciplinary actions. The SEC is currently in the midst of conducting an informal investigation of numerous medical device companies over potential violations of the FCPA. Although we do not believe we are currently a target, any investigation of any potential violations of the FCPA or other anticorruption laws by U.S. or foreign authorities also could have an adverse impact on our business, financial condition and operating results.

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

We use a number of suppliers for raw materials and select components that we need to manufacture our products. These suppliers must provide the materials and components to our standards for us to meet our quality and regulatory requirements. We obtain some key raw materials and select components from a single source or a limited number of sources. For example, we rely on one supplier for raw materials and select components in several of our products, including Poco Graphite, Inc., which supplies graphite for our pyrocarbon products, CeramTec AG, or CeramTec, which supplies ceramic for ceramic heads for hips, and Heymark Metals Ltd., which supplies Cobalt Chrome used in certain of our hip, shoulder and elbow products. Establishing additional or replacement suppliers for these components, and obtaining regulatory clearances or approvals that may result from adding or replacing suppliers, could take a substantial amount of time, result in increased costs and impair our ability to produce our products, which would adversely impact our business and operating results. We do not have contracts with our sole source suppliers (other than a Quality Assurance Agreement and Secrecy Agreement with CeramTec, which only relate to quality and confidentiality obligations of the parties and do not govern the purchase and receipt of CeramTec products) and instead rely on purchase orders. As a result, those suppliers may elect not to supply us with product or to supply us with less product than we need, and we will have limited rights to cause them to do otherwise. In addition, some of our products, which we acquire from third parties, are highly technical and are required to meet exacting specifications, and any quality control problems that we experience with respect to the products supplied by third parties could adversely and materially affect our reputation or commercialization of our products and adversely and materially affect our business, operating results and prospects. Furthermore, some of these suppliers are smaller companies. To the extent that any of these suppliers are, or become, undercapitalized and do not otherwise have sufficient resources to continue operations or to supply us sufficient product without additional access to capital, such a failure could adversely affect our business. We also may have difficulty obtaining similar components from other suppliers that are acceptable to the FDA, the competent authorities or notified bodies of the Member States of the EEA, or foreign regulatory authorities and the failure of our suppliers to comply with strictly enforced regulatory requirements could expose us to regulatory action including warning letters, product recalls, termination of distribution, product seizures or civil penalties. Furthermore, since many of these suppliers are located outside of the United States, we are subject to foreign export laws and U.S. import and customs regulations, which complicate and could delay shipments of components to us. For example, all foreign importers of medical devices are required to meet applicable FDA requirements, including registration of establishment, listing of devices, manufacturing in accordance with the quality system regulation, medical device reporting of adverse events, and premarket notification 510(k) clearance or PMA, if applicable. In addition, all imported medical devices also must meet Bureau of Customs and Border Protection requirements. While it is our policy to maintain sufficient inventory of materials and components so that our production will not be significantly disrupted even if a particular component or material is not available for a period of time, we remain at risk that we will not be able to qualify new components or materials quickly enough to prevent a disruption if one or more of our suppliers ceases production of important components or materials.

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

We maintain professional working relationships with external research and development consultants and leading surgeons and medical personnel in hospitals and universities who assist in product research and development and training. We continue to emphasize the development of proprietary products and product improvements to complement and expand our existing product lines. It is possible that state and federal laws requiring us to disclose payments or other transfers of value, such as free gifts or meals, to physicians and other healthcare providers could have a chilling effect on these relationships with individuals or entities that may, among other things, want to avoid public scrutiny of their financial relationships with us. If we are unable to maintain these relationships, our ability to develop and sell new and improved products could decrease, and future operating results could be unfavorably affected.

We incur significant expenditures of resources to maintain relatively high levels of inventory and instruments, which can reduce our cash flows.

As a result of the need to maintain substantial levels of inventory and instruments, we are subject to the risk of obsolescence. The nature of our business requires us to maintain a substantial level of inventory and instruments. For example, our total consolidated inventory balances were $81.4 million and $79.9 million at September 30, 2012 and January 1, 2012, respectively, and our total consolidated instrument balances were $48.5 million and $49.3 million at September 30, 2012 and January 1, 2012, respectively. In order to market effectively we often must maintain and bring our customers instrument kits, back-up products and products of different sizes. In the event that a substantial portion of our inventory becomes obsolete, it could have a material adverse effect on our earnings and cash flows due to the resulting costs associated with the inventory impairment charges and costs required to replace such inventory.

Our recent acquisition of OrthoHelix and any additional acquisitions and efforts to acquire and integrate other companies or product lines could adversely affect our operations and financial results.

On October 4, 2012, we acquired OrthoHelix, a privately-held company focused on developing and marketing specialty implantable screw and plate systems for the repair of small bone fractures and deformities predominantly in the foot and ankle. In addition, we may pursue additional acquisitions of other companies or product lines. A successful acquisition depends on our ability to identify, negotiate, complete and integrate such acquisition and to obtain any necessary financing. With respect to our recent acquisition of OrthoHelix and any future acquisitions, we may experience:

•	difficulties in integrating OrthoHelix and its personnel and products, as well as the personnel and products of any other acquired companies, into our existing business;

•	difficulties in integrating OrthoHelix’s and Tornier’s commercial organizations, including in particular distribution and sales representative arrangements;

•	difficulties or delays in realizing the anticipated benefits of our acquisition of OrthoHelix or any additional acquired companies and their products;

•	diversion of our management’s time and attention from other business concerns;

•	challenges due to limited or no direct prior experience in new markets or countries we may enter;

•	the potential loss of key employees, including in particular sales and research and development personnel, of our company, OrthoHelix or any other business we may acquire;

•	the potential loss of key customers, distributors, representatives, vendors and other business partners who choose not to do business with our company post-acquisition;

•	inability to effectively coordinate sales and marketing efforts to communicate our capabilities post-acquisition and coordinate sales organizations to sell our combined products;

•	inability to successfully develop new products and services on a timely basis that address our new market opportunities post-acquisition;

•	inability to compete effectively against companies already serving the broader market opportunities expected to be available to us post-acquisition;

•

difficulties in the assimilation of different corporate cultures, practices and sales and distribution methodologies, as well as in the assimilation and retention of geographically dispersed, decentralized operations and personnel;

•	unanticipated costs, litigation and other contingent liabilities;

•	incurrence of acquisition and integration related costs, accounting charges, or amortization costs for acquired intangible assets;

•	potential write-down of goodwill, acquired intangible assets and/or deferred tax assets; and

•	additional legal, financial and accounting challenges and complexities in areas such as intellectual property, tax planning, cash management and financial reporting.

In addition, we may have to incur debt or issue equity securities to pay for any future acquisition, the issuance of which could involve restrictive covenants or be dilutive to our existing shareholders. Acquisitions also could materially impair our operating results by requiring us to amortize acquired assets. For example, as a result of our acquisition of OrthoHelix, we incurred additional indebtedness, including two senior secured term loans in the aggregate principal amount of $115 million. The proceeds of the term loans were used to fund our acquisition of OrthoHelix and retire certain then existing indebtedness.

In addition, effective internal controls are necessary for us to provide reliable and accurate financial reports and to effectively prevent fraud. The integration of acquired businesses is likely to result in our systems and controls becoming increasingly complex and more difficult to manage. We devote significant resources and time to comply with the internal control over financial reporting requirements of the Sarbanes-Oxley Act of 2002. However, we cannot be certain that these measures will ensure that we design, implement and maintain adequate control over our financial processes and reporting in the future, especially in the context of acquisitions of other businesses. Any difficulties in the assimilation of acquired businesses into our control system could harm our operating results or cause us to fail to meet our financial reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock and our access to capital.

All of the risks described above may be exacerbated if we effect multiple acquisitions during a short period of time.

If we do not achieve the contemplated benefits of our acquisition of OrthoHelix, our business and financial condition may be materially impaired.

We may not achieve the desired benefits from our recent acquisition of OrthoHelix. For any of the reasons described above and elsewhere in this report and even if we are able to successfully operate OrthoHelix within our company, we may not be able to realize the revenue and other synergies and growth that we anticipate from the acquisition in the time frame that we currently expect, and the costs of achieving these benefits may be higher than what we currently expect, because of a number of risks, including, but not limited to:

•	the possibility that the acquisition may not further our business strategy as we expected;

•	the possibility that we may not be able to expand the reach and customer base for OrthoHelix’s products as expected;

•	the possibility that we may not be able to expand the reach and customer base for our products as expected; and

•	the fact that the acquisition will substantially expand our lower extremity joints and trauma business, and we may not experience anticipated growth in that market.

As a result of these risks, the OrthoHelix acquisition may not contribute to our earnings as expected, we may not achieve expected revenue synergies or our return on invested capital targets when expected, or at all, and we may not achieve the other anticipated strategic and financial benefits of the transaction.

If we cannot retain our key personnel, we may not be able to manage and operate successfully, and we may not be able to meet our strategic objectives.

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

We principally rely on three manufacturing facilities, two of which are in France and one of which is in Ireland. The facilities and the manufacturing equipment we use to produce our products would be difficult to replace and could require substantial lead-time to repair or replace. For example, the machinery associated with our manufacturing of pyrocarbon in one of our French facilities is highly specialized and would take substantial lead-time and resources to replace. We also maintain a warehouse in Stafford, Texas, which is in the process of being consolidated into our new facility in Bloomington, Minnesota, and a warehouse in Montbonnot, France. Both of these warehouses contain large amounts of our inventory. Our facilities, warehouses or distribution channels may be affected by natural or man-made disasters. Further, such may be exacerbated by climate change, as some scientists have concluded that climate change could result in the increased severity of and perhaps more frequent occurrence of extreme weather patterns. For example, in the event of a tornado at one of our warehouses, we may lose substantial amounts of inventory that would be difficult to replace. In the event our facilities, warehouses or distribution channels are affected by a disaster, we would be forced to rely on, among others, third-party manufacturers and alternative warehouse space and distribution channels, which may or may not be available, and our revenue could decline. Although we believe we possess adequate insurance for damage to our property and the disruption of our business from casualties, such insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms or at all.

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

We believe that our cash and cash equivalents balance of $58.5 million as of September 30, 2012 (which has subsequently been reduced due to the acquisition of OrthoHelix and retirement of our indebtedness outstanding prior to that acquisition), anticipated cash receipts generated from revenue of our products and available credit under our new $30 million senior secured revolving credit facility, will be sufficient to meet our anticipated cash requirements for the remainder of 2012. However, our future funding requirements will depend on many factors, including:

•	market acceptance of our products;

•	the scope, rate of progress and cost of our clinical trials;

•	the cost of our research and development activities;

•	the cost of filing and prosecuting patent applications and defending and enforcing our patent and other intellectual property rights;

•	the cost of defending, in litigation or otherwise, any claims that we infringe third-party patent or other intellectual property rights;

•	the cost of defending any claims of product liability, or other claims against us, such as contract liabilities;

•	the cost and timing of additional regulatory clearances or approvals;

•	the cost and timing of expanding our sales, marketing and distribution capabilities;

•	the cost and timing of expanding our product offering inventories;

•	our ability to collect amounts receivable from customers;

•	the effect of competing technological and market developments; and

•	the extent to which we acquire or invest in additional businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

In the event that we would require additional working capital to fund future operations, we could seek to acquire that through additional equity or debt financing arrangements which may or may not be available on favorable terms at such time. If we raise additional funds by issuing equity securities, our shareholders may experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt, in addition to those under our existing credit facilities. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our shareholders. If we do not have, or are not able to obtain, sufficient funds, we may have to delay development or commercialization of our products or license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize. We also may have to reduce marketing, customer support or other resources devoted to our products or cease operations.

The lack of the borrowing availability under our new credit facility and our potential inability to obtain replacement sources of credit could materially affect our operations and financial condition.

Although we currently have available credit under our new $30 million senior secured revolving credit facility, our ability to draw on our credit facility may be limited by outstanding letters of credit or by operating and financial covenants under our new credit agreement. There can be no assurances that we will continue to have access to credit if our operating and financial performance do not satisfy these covenants. If we do not satisfy these criteria, and if we are unable to secure necessary waivers or other amendments from the lenders of our credit facility, we will not have access to this credit.

Both the $30 million revolving credit facility and the aggregate $115 million of term loans under our new credit agreement are secured by all of our assets (subject to certain exceptions) and except to the extent otherwise permitted under the terms of our new credit agreement, our assets cannot be pledged as security for other indebtedness. These limits on our ability to offer collateral to other sources of financing could limit our ability to obtain other financing which could materially affect our operations and financial condition.

Although we believe that our anticipated operating cash flows, on-hand cash levels and access to credit will give us the ability to meet our financing needs for at least the next 12 months, there can be no assurance that they will do so. The lack of the borrowing availability under our revolving credit facility and our potential inability to obtain replacement sources of credit could materially affect our operations and financial condition.

We are leveraged financially, which could adversely affect our ability to adjust our business to respond to competitive pressures and to obtain sufficient funds to satisfy our future research and development needs, to protect and enforce our intellectual property and other needs.

We have significant indebtedness. In connection with our acquisition of OrthoHelix, we obtained senior secured term loans in the aggregate principal amount of $115 million and a senior secured $30 million revolving line of credit. The degree to which we are leveraged could have important consequences, including, but not limited to, the following:

•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, litigation, general corporate or other purposes may be limited;

•

a substantial portion of our cash flows from operations in the future will be dedicated to the payment of principal and interest on our indebtedness, including the requirement that certain excess cash flows and certain net proceeds of asset dispositions (including from condemnation or casualty) and certain new indebtedness be applied to prepayment of our senior secured terms loans; and

•	we may be more vulnerable to economic downturns, less able to withstand competitive pressures and less flexible in responding to changing business and economic conditions.

A failure to comply with the covenants and other provisions of our credit agreement could result in events of default under such agreement, which could require the immediate repayment of our outstanding indebtedness. If we are at any time unable to generate sufficient cash flows from operations to service our indebtedness when payment is due, we may be required to attempt to renegotiate the terms of the agreements relating to the indebtedness, seek to refinance all or a portion of the indebtedness or obtain additional financing. There can be no assurance that we will be able to successfully renegotiate such terms, that any such refinancing would be possible or that any additional financing could be obtained on terms that are favorable or acceptable to us.

Our new credit agreement contains restrictive covenants that may limit our operating flexibility.

The agreement relating to our new senior secured term loans and senior secured revolving credit facility contain operating covenants limiting our ability to transfer or dispose of assets, merge with or acquire other companies, make investments, pay dividends, incur additional indebtedness and liens, make capital expenditures and conduct transactions with affiliates and financial covenants requiring us to meet certain financial ratios. We therefore may not be able to engage in any of the foregoing transactions or in any that would cause us to breach these financial covenants until our current debt obligations are paid in full or we obtain the consent of the lenders. There is no guarantee that we will be able to generate sufficient cash flow or revenue to meet these operating and financial covenants or pay the principal and interest on our debt. Furthermore, there is no guarantee that future working capital, borrowings or equity financing will be available to repay or refinance any such debt.

As a result of our acquisition of OrthoHelix, we may be required to make future earn-out payments of up to an aggregate of $20 million based upon our sales of lower extremity joints and trauma products during fiscal years 2013 and 2014, which payments may affect our liquidity and our financial results.

In connection with our recent acquisition of OrthoHelix, we agreed to made additional earn-out payments of up to an aggregate of $20 million in cash based upon our sales of lower extremity joints and trauma products during fiscal years 2013 and 2014. A portion of the earn-out payments will be subject to certain rights of set-off for post-closing indemnification obligations of OrthoHelix’s equity holders. If we are required to make these payments, particularly at a time when we are experiencing financial difficulty, our liquidity, financial results and financial condition may be adversely affected.

Our operating results could be negatively impacted by future changes in the allocation of income to each of the entities through which we operate and to each of the income tax jurisdictions in which we operate.

We operate through multiple entities and in multiple income tax jurisdictions with different income tax rates both inside and outside the United States and the Netherlands. Accordingly, our management must determine the appropriate allocation of income to each such entity and each of these jurisdictions. Income tax audits associated with the allocation of this income and other complex issues, including inventory transfer pricing and cost sharing and product royalty arrangements, may require an extended period of time to resolve and may result in income tax adjustments if changes to the income allocation are required. Since income tax adjustments in certain jurisdictions can be significant, our future operating results could be negatively impacted by settlement of these matters.

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

We depend on our information technology systems for the efficient functioning of our business, including accounting, data storage, purchasing and inventory management. Currently, we have a non-interconnected information technology system; however, we have undertaken planning for the implementation of an upgrade of our systems, which could include the implementation of a new global enterprise resource planning system (ERP). We expect that this upgrade will take two to three years to implement; however, when complete it should enable management to better and more efficiently conduct our operations and gather, analyze, and assess information across all of our business and geographic locations. This upgrade will require the investment of significant human and financial resources. We may experience difficulties in implementing this upgrade in our business operations, or difficulties in operating our business under this upgrade, either of which could disrupt our operations, including our ability to timely ship and track product orders, project inventory requirements, manage our supply chain, and otherwise adequately service our customers, and lead to increased costs and other difficulties. In the event we experience significant disruptions as a result of this implementation of an upgraded information technology system, we may not be able to fix our systems in an efficient and timely manner. Accordingly, such events may disrupt or reduce the efficiency of our entire operation and have a material adverse effect on our operating results and cash flows.

Risks Related to Regulatory Environment

The sale of our products is subject to regulatory clearances or approvals and our business is subject to extensive regulatory requirements. If we fail to maintain regulatory clearances and approvals, or are unable to obtain, or experience significant delays in obtaining, FDA clearances or approvals for our future products or product enhancements, our ability to commercially distribute and market these products could suffer.

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

Most of our currently commercialized products have received premarket clearances under Section 510(k) of the FDCA. If the FDA requires us to go through a lengthier, more rigorous examination for future products or modifications to existing products than we had expected, our product introductions or modifications could be delayed or canceled, which could cause our revenue to decline. In addition, the FDA may determine that future products will require the more costly, lengthy and uncertain PMA process. Although we do not currently market any devices under PMA, we cannot assure you that the FDA will not demand that we obtain a PMA prior to marketing or that we will be able to obtain the 510(k) clearances with respect to future products.

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

Any delay in, or failure to receive or maintain, clearances or approvals for our products under development could prevent us from generating revenue from these products or achieving profitability. Additionally, the FDA and other governmental authorities have broad enforcement powers. Our failure to comply with applicable regulatory requirements could lead governmental authorities or a court to take action against us, including:

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

If we fail to obtain and maintain regulatory clearances or approvals, our ability to sell our products and generate revenue will be materially harmed.

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

We and certain of our third-party manufacturers are required to comply with the FDA’s Quality System Regulation, or QSR, which covers the methods of documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our products. We and certain of our suppliers also are subject to the regulations of foreign jurisdictions regarding the manufacturing process for our products marketed outside of the United States. The FDA enforces the QSR through periodic announced and unannounced inspections of manufacturing facilities. The failure by us or one of our suppliers to comply with applicable statutes and regulations administered by the FDA and other regulatory bodies, or the failure to timely and adequately respond to any adverse inspectional observations or product safety issues, could result in, among other things, any of the following enforcement actions:

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

Failure to obtain and maintain regulatory approvals in jurisdictions outside the United States will prevent us from marketing our products in such jurisdictions.

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

We currently are planning to offer products based on human tissue. The FDA has statutory authority to regulate human cells, tissues and cellular and tissue-based products, or HCT/Ps. An HCT/P is a product containing or consisting of human cells or tissue intended for transplantation into a human patient, including allograft-based products. The FDA, EU and Health Canada have been working to establish more comprehensive regulatory frameworks for allograft-based, tissue-containing products, which are principally derived from cadaveric tissue.

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

The FDA may inspect facilities engaged in manufacturing 361 HCT/Ps and may issue untitled letters, warning letters, or otherwise authorize orders of retention, recall, destruction and cessation of manufacturing if the FDA has reasonable grounds to believe that an HCT/P or the facilities where it is manufactured are in violation of applicable regulations. There also are requirements relating to the import of HCT/Ps that allow the FDA to make a decision as to the HCT/Ps’ admissibility into the United States.

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

Procurement of certain human organs and tissue for transplantation, including allograft tissue we may use in future products, is subject to federal regulation under the National Organ Transplant Act, or NOTA. NOTA prohibits the acquisition, receipt, or other transfer of certain human organs, including bone and other human tissue, for valuable consideration within the meaning of NOTA. NOTA permits the payment of reasonable expenses associated with the removal, transportation, implantation, processing, preservation, quality control and storage of human organs. For any future products implicating NOTA’s requirements, we would reimburse tissue banks for their expenses associated with the recovery, storage and transportation of donated human tissue that they would provide to us. NOTA payment allowances may be interpreted to limit the amount of costs and expenses that we may recover in our pricing for our services, thereby negatively impacting our future revenue and profitability. If we were to be found to have violated NOTA’s prohibition on the sale or transfer of human tissue for valuable consideration, we would potentially be subject to criminal enforcement sanctions, which could materially and adversely affect our operating results. Further, in the future, if NOTA is amended or reinterpreted, we may not be able to pass these expenses on to our customers and, as a result, our business could be adversely affected.

Our operations involve the use of hazardous materials, and we must comply with environmental health and safety laws and regulations, which can be expensive and may affect our business and operating results.

We are subject to a variety of laws and regulations of the countries in which we operate and distribute products, such as the European Union, or EU, France, Ireland, other European nations and the United States, relating to the use, registration, handling, storage, disposal, recycling and human exposure to hazardous materials. Liability under environmental laws can be joint and several and without regard to comparative fault, and environmental, health and safety laws could become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with violations, which could harm our business. In the EU, where our manufacturing facilities are located, we and our suppliers are subject to EU environmental requirements such as the Registration, Evaluation, Authorisation and Restriction of Chemicals, or REACH, regulation. In addition, we are subject to the environmental, health and safety requirements of individual European countries in which we operate such as France and Ireland. For example, in France, requirements known as the Installations Classées pour la Protection de l’Environnement regime provide for specific environmental standards related to industrial operations such as noise, water treatment, air quality and energy consumption. In Ireland, our manufacturing facilities are likewise subject to local environmental regulations, such as related to water pollution and water quality, that are administered by the Environmental Protection Agency. We believe that we are in material compliance with all applicable environmental, health and safety requirements in the countries in which we operate and do not have reason to believe that we are responsible for any cleanup liabilities. In addition, certain hazardous materials are present at some of our facilities, such as asbestos, that we believe are managed in compliance with all applicable laws. We also are subject to greenhouse gas regulations in the EU and elsewhere and we believe that we are in compliance based on present emissions levels at our facilities. Although we believe that our activities conform in all material respects with applicable environmental, health and safety laws, we cannot assure you that violations of such laws will not arise as a result of human error, accident, equipment failure, presently unknown conditions or other causes. The failure to comply with past, present or future laws, including potential laws relating to climate control initiatives, could result in the imposition of fines, third-party property damage and personal injury claims, investigation and remediation costs, the suspension of production or a cessation of operations. In particular, in relation to our manufacturing facility located in Saint-Ismier, France, we require a formal agreement and/or authorization to discharge wastewater to the local community wastewater treatment system, or could be subject to fines, civil liability, and/or reduced throughput. As has been standard practice for business operations in the area, we believe that we obtained authorization from local authorities to connect to the wastewater discharge network at the time we first made our connection in 2003. When authority over such matters was assumed by an inter-community agency, the Syndicat Intercommunal de la Zone Verte (SIZOV), we applied for and received formal authorization as of October 28, 2010. We also expect that our operations will be affected by other new environmental and health and safety laws, including laws relating to climate control initiatives, on an ongoing basis. Although we cannot predict the ultimate impact of any such new laws, they could result in additional costs and may require us to change how we design, manufacture or distribute our products, which could have a material adverse effect on our business.

Our business is subject to evolving corporate governance and public disclosure regulations that have increased both our compliance costs and the risk of noncompliance, which could have an adverse effect on our stock price.

We are subject to changing rules and regulations promulgated by a number of governmental and self-regulated organizations, including the SEC, the NASDAQ Stock Market, and the FASB. These rules and regulations continue to evolve in scope and complexity and many new requirements have been created in response to laws enacted by Congress, making compliance more difficult and uncertain. For example, our efforts to comply with the Dodd-Frank Wall Street Reform and Consumer Protection Act and other new regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

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

Risks Relating to Our Ordinary Shares

The trading volume and prices of our ordinary shares have been and may continue to be volatile, which could result in substantial losses to our shareholders.

The trading volume and prices of our ordinary shares have been and may continue to be volatile and could fluctuate widely due to factors beyond our control. Since our initial public offering in February 2011, the sale price of our ordinary shares has ranged from $16.58 per share to $29.93 per share, as reported by the NASDAQ Global Select Market. This may happen because of broad market and industry factors, like the performance and fluctuation of the market prices of other companies with business operations located mainly in Europe that have listed their securities in the United States. In addition to market and industry factors, the price and trading volume for our ordinary shares may be highly volatile for factors specific to our own operations, including the following:

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. A material weakness, as defined in the standards established by the Public Company Accounting Oversight Board, is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the audit of our financial statements for fiscal 2009, we identified a material weakness in our internal control over financial reporting relating to our audited financial statements for fiscal 2007 and fiscal 2008. Specifically, in our case, management and our independent registered accounting firm determined that internal controls over identifying, evaluating and documenting accounting analysis and conclusions over complex non-routine transactions, including related-party transactions, required strengthening. Although we remediated this material weakness, additional control deficiencies may be identified by management or our independent registered public accounting firm, and such control deficiencies also could represent one or more material weaknesses. A report by us of a material weakness may cause investors to lose confidence in our financial statements, and the trading price of our ordinary shares may decline. If we fail to remedy any material weakness, our financial statements may be inaccurate, our access to the capital markets may be restricted and the trading price of our ordinary shares may decline.

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

We are party to a registration rights agreement with certain of our shareholders and officers, including TMG Holdings Coöperatief U.A., or TMG, Vertical Fund I, L.P., Vertical Fund II, L.P., entities affiliated with Alain Tornier, Douglas W. Kohrs and certain former shareholders of OrthoHelix, which requires us to register ordinary shares held by these persons under the Securities Act, subject to certain limitations, restrictions and conditions. The market price of our ordinary shares could decline as a result of the registration and sale of or the perception that registration and sales may occur of a large number of our ordinary shares.

We are a Netherlands company, and it may be difficult for you to obtain or enforce judgments against us or our executive officers, some of our directors and some of our named experts in the United States.

We were formed under the laws of the Netherlands and, as such, the rights of holders of our ordinary shares and the civil liability of our directors are governed by Dutch laws and our amended articles of association. The rights of shareholders under the laws of the Netherlands may differ from the rights of shareholders of companies incorporated in other jurisdictions. Some of the named experts referred to in this registration statement are not residents of the United States, and certain of our directors and executive officers and most of our assets and some of the assets of our directors are located outside the United States. As a result, you may not be able to serve process on us or on such persons in the United States or obtain or enforce judgments from U.S. courts against them or us based on the civil liability provisions of the securities laws of the United States. There is doubt as to whether Dutch courts would enforce certain civil liabilities under U.S. securities laws in original actions or enforce claims for punitive damages.

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

Rights of a holder of ordinary shares are governed by Dutch law and differ from the rights of shareholders under U.S. law.

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

Warburg Pincus (Bermuda) Private Equity IX, L.P. and its affiliates control approximately 44% of our ordinary shares, and this concentration of ownership may have an effect on transactions that are otherwise favorable to our shareholders.

Warburg Pincus (Bermuda) Private Equity IX, L.P. and its affiliates, or Warburg Pincus, beneficially own, in the aggregate, approximately 44% of our outstanding ordinary shares. These shareholders could have an effect on matters requiring our shareholders’ approval, including the election of directors. This concentration of ownership also may delay, deter or prevent a change in control, and may make some transactions more difficult or impossible to complete without the support of these shareholders, regardless of the impact of this transaction on our other shareholders. In addition, our securityholders’ agreement, as amended on August 27, 2010, gives TMG, an affiliate of Warburg Pincus, the right to designate three of the eight directors to be nominated to our board of directors for so long as TMG beneficially owns at least 25% of the outstanding shares, two of the eight directors for so long as TMG beneficially owns at least 10% but less than 25% of the outstanding shares and one of the eight directors for so long as TMG beneficially owns at least 5% but less than 10% of the outstanding shares, and we have agreed to use our reasonable best efforts to cause the TMG designees to be elected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

During the third quarter of 2012, we did not issue any ordinary shares or other equity securities of our company that were not registered under the Securities Act of 1933, as amended, other than the 1,941,270 ordinary shares issued to certain shareholders and other equity holders of OrthoHelix in connection with our acquisition of OrthoHelix, as described in more detail in our current report on Form 8-K as filed with the Securities and Exchange Commission on October 4, 2012.

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

Through September 30, 2012, we used approximately $116.1 million (€86.4 million) of the net proceeds from the offering to repay all of the outstanding indebtedness under our notes payable, including accrued interest thereon. Additionally, through September 30, 2012, we used $9.1 million of the net proceeds from the offering to purchase instruments and implants and $16.8 million to reduce our short-term borrowings under our lines of credit. The majority of the $116.1 million used to repay the outstanding indebtedness under our notes payable, including accrued interest thereon, and none of the $9.1 million used to purchase instruments and implants or $16.8 million used to reduce our short-term borrowings under our various lines of credit were paid to certain of our directors and officers, or their associates, to persons owning ten percent or more of our outstanding ordinary shares and other affiliates of ours.

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

Issuer Purchases of Equity Securities

We did not purchase any ordinary shares or other equity securities of ours during the third quarter of 2012.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS.

The following exhibits are filed or furnished with this quarterly report on Form 10-Q:

Exhibit No.	Description

2.1*	Agreement and Plan of Merger dated as of August 23, 2012 by and among Tornier N.V., Oscar Acquisition Corp., OrthoHelix Surgical Designs, Inc. and the Representative (Incorporated by reference to Exhibit 2.1 to Tornier’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 4, 2012 (File No. 001-35065))

10.1	Credit Agreement dated as of October 4, 2012 among Tornier N.V., Tornier, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, SG Americas Securities, LLC, as Syndication Agent, BMO Capital Markets and JPMorgan Chase Bank, N.A., as Co-Documentation Agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated and SG Americas Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners, and the Other Lenders Party Thereto (Incorporated by reference to Exhibit 10.1 to Tornier’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 4, 2012 (File No. 001-35065))

10.2	Offer Letter between Tornier, Inc. and Shawn T McCormick (Incorporated by reference to Exhibit 10.1 to Tornier’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 18, 2012 (File No. 001-35065))

10.3	Form of Employment Agreement between Tornier, Inc. and Shawn T McCormick (Incorporated by reference to Exhibit 10.2 to Tornier’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 18, 2012 (File No. 001-35065))

10.4	Form of Indemnification Agreement between Tornier N.V. and its executive officers (incorporated by reference to Exhibit 10.40 to Tornier’s Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 14, 2010 (Registration No. 333-167370))

10.5	Separation Agreement and Release of Claims effective as of July 17, 2012 between Tornier, Inc. and Carmen L. Diersen (Incorporated by reference to Exhibit 10.4 to Tornier’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 18, 2012 (File No. 001-35065))

10.6	Consulting Agreement effective as of July 17, 2012 between Tornier, Inc. and Carmen L. Diersen (Incorporated by reference to Exhibit 10.5 to Tornier’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 18, 2012 (File No. 001-35065))

10.7	Rider No. 1 to the Commercial Lease dated February 6, 2008 dated August 18, 2012 between Balux SCI and Tornier SAS (Filed herewith)

10.8	Rider No. 1 to Commercial Lease dated August 18, 2012 between Animus SCI and Tornier SAS (Filed herewith)

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

Exhibit No.	Description

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

101	The following materials from Tornier N.V.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets as of September 30, 2012 and January 1, 2012, (ii) the unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2012, (iii) the unaudited Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended September 30, 2012, (iv) the unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2012, and (v) Notes to Consolidated Financial Statements (Furnished herewith)**

*	All exhibits and schedules to the Agreement and Plan of Merger have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Tornier will furnish the omitted exhibits and schedules to the SEC upon request by the SEC.
**	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under Section 11 or 12 of the Securities Act of 1933, as amended, or otherwise subject to the liability of those sections, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TORNIER N.V.

Date: November 9, 2012	By:	/s/ Douglas W. Kohrs
Douglas W. Kohrs
President, Chief Executive Officer
(principal executive officer)

	By:	/s/ Shawn T McCormick
Shawn T McCormick
Global Chief Financial Officer
(principal financial and accounting officer)

TORNIER N.V.

QUARTERLY REPORT ON FORM 10-Q

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

2.1*	Agreement and Plan of Merger dated as of August 23, 2012 by and among Tornier N.V., Oscar Acquisition Corp., OrthoHelix Surgical Designs, Inc. and the Representative	Incorporated by reference to Exhibit 2.1 to Tornier’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 4, 2012 (File No. 001-35065)

10.1	Credit Agreement dated as of October 4, 2012 among Tornier N.V., Tornier, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, SG Americas Securities, LLC, as Syndication Agent, BMO Capital Markets and JPMorgan Chase Bank, N.A., as Co-Documentation Agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated and SG Americas Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners, and the Other Lenders Party Thereto	Incorporated by reference to Exhibit 10.1 to Tornier’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 4, 2012 (File No. 001-35065)

10.2	Offer Letter between Tornier, Inc. and Shawn T McCormick	Incorporated by reference to Exhibit 10.1 to Tornier’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 18, 2012 (File No. 001-35065)

10.3	Form of Employment Agreement between Tornier, Inc. and Shawn T McCormick	Incorporated by reference to Exhibit 10.2 to Tornier’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 18, 2012 (File No. 001-35065)

10.4	Form of Indemnification Agreement between Tornier N.V. and its executive officers

Incorporated by reference to Exhibit 10.40 to Tornier’s Amendment No. 3 to Registration Statement on

Form S-1 filed with the Securities and Exchange Commission on September 14, 2010

(Registration No. 333-167370))

10.5	Separation Agreement and Release of Claims effective as of July 17, 2012 between Tornier, Inc. and Carmen L. Diersen	Incorporated by reference to Exhibit 10.4 to Tornier’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 18, 2012 (File No. 001-35065)

10.6	Consulting Agreement effective as of July 17, 2012 between Tornier, Inc. and Carmen L. Diersen	Incorporated by reference to Exhibit 10.5 to Tornier’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 18, 2012 (File No. 001-35065)

10.7	Rider No. 1 to the Commercial Lease dated February 6, 2008 dated August 18, 2012 between Balux SCI and Tornier SAS	Filed herewith

10.8	Rider No. 1 to Commercial Lease dated August 18, 2012 between Animus SCI and Tornier SAS	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

Exhibit No.	Description	Method of Filing

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101	The following materials from Tornier N.V.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets as of September 30, 2012 and January 1, 2012, (ii) the unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2012, (iii) the unaudited Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended September 30, 2012, (iv) the unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2012, and (v) Notes to Consolidated Financial Statements**	Furnished herewith

*	All exhibits and schedules to the Agreement and Plan of Merger have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Tornier will furnish the omitted exhibits and schedules to the SEC upon request by the SEC.
**	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under Section 11 or 12 of the Securities Act of 1933, as amended, or otherwise subject to the liability of those sections, except as shall be expressly set forth by specific reference in such filings