Form 10-K
period 2012-12-30
Tornier N.V.
filed 2013-03-01
CIK 1492658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2012

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

(Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of ordinary shares held by non-affiliates of the registrant on July 1, 2012 was $341.6 million based on the closing sale price of the ordinary shares on that date, as reported by the NASDAQ Global Select Market. For purposes of the foregoing calculation only, the registrant has assumed that all officers and directors of the registrant are affiliates.

As of February 24, 2013 there were 41,740,444 ordinary shares outstanding.

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

This report contains references to, among others, our trademarks Aequalis®, Affiniti®, Ascend®, Ascend Flex™, BioFiber®, Piton®, Salto Talaris®, Simpliciti™, and Tornier®. All other trademarks or trade names referred to in this report are the property of their respective owners.

Our fiscal year-end always falls on the Sunday nearest to December 31. References in this report to a particular year generally refer to the applicable fiscal year. Accordingly, references to “2012” or “the year ended December 30, 2012” mean the fiscal year ended December 30, 2012.

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

•

our reliance on our independent sales agencies and distributors to sell our products and the effect on our business and operating results of agency and distributor changes or transitions to direct selling models in certain geographies, including most recently in Canada, Belgium and Luxembourg and in the United States, and possible ramifications of such changes and transitions on our business and operating results;

•	our recently completed facilities consolidation and its effect on our business and operating results;

•

continuing weakness in the global economy, which has been and may continue to be exacerbated by austerity measures taken by several countries, and automatic and discretionary governmental spending cuts, which could reduce the availability or affordability of private insurance or Medicare or other governmental reimbursement or may affect patient decision to undergo elective procedures, and could otherwise adversely affect our business and operating results;

•

deriving a significant portion of our revenues from operations in certain geographic markets that are subject to political, economic and social instability, including in particular France, and risks and uncertainties involved in launching our products in certain new geographic markets, including in particular Japan and China;

•	disruption and turmoil in global credit and financial markets, which may be exacerbated by the inability of certain countries to continue to service their sovereign debt obligations;

•	fluctuations in foreign currency exchange rates;

•	changes in our senior management, including our recent Chief Executive Officer and Chief Financial Officer changes;

•	our credit agreement, senior secured term loans and revolving credit facility and risks related thereto;

•	not successfully developing and marketing new products and technologies and implementing our business strategy;

•	not successfully competing against our existing or potential competitors;

•	the reliance of our business plan on certain market assumptions;

•	our reliance on sales of our upper extremity joints and trauma products, which generate a significant portion of our revenue;

•	our private label manufacturers failing to provide us with sufficient supply of their products, or failing to meet appropriate quality requirements;

•	our plans to bring the manufacturing of certain of our products in-house and possible disruptions we may experience in connection with such transition;

•	our plans to increase our gross margins by taking certain actions designed to do so;

•	the loss of key suppliers, which may result in our inability to meet customer orders for our products in a timely manner or within our budget;

•

our patents and other intellectual property rights not adequately protecting our products or alleged claims of patent infringement by us, which may result in our loss of market share to our competitors and increased expenses;

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

•	restrictive affirmative financial and other covenants in our credit agreement that may limit our operating flexibility;

•

consolidation in the healthcare industry that could lead to demands for price concessions or the exclusion of some suppliers from certain of our markets, which could have an adverse effect on our business, financial condition or operating results;

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

•

healthcare reform legislation, including the excise tax on U.S. sales of certain medical devices, and its future implementation, possible additional legislation, regulation and other governmental pressure in the United States and globally, which may affect utilization, pricing, reimbursement, taxation and rebate policies of governmental agencies and private payors, which could have an adverse effect on our business, financial condition or operating results; and

•	pending and future litigation.

For more information regarding these and other uncertainties and factors that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements or otherwise could materially adversely affect our business, financial condition or operating results, see “Part I — Item 1A. Risk Factors”. The risks and uncertainties described above and in the “Part I — Item 1A. Risk Factors” section of this report are not exclusive and further information concerning us and our business, including factors that potentially could materially affect our financial results or condition, may emerge from time to time. We assume no obligation to update, amend or clarify forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. We advise you, however, to consult any further disclosures we make on related subjects in our future annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K we file with or furnish to the Securities and Exchange Commission.

PART I

Item 1. Business

Overview

We are a global medical device company focused on surgeons that treat musculoskeletal injuries and disorders of the shoulder, elbow, wrist, hand, ankle and foot. We refer to these surgeons as extremity specialists. We sell to this extremity specialist customer base a broad line of joint replacement, trauma, sports medicine and biologic products to treat extremity joints. Our motto of “specialists serving specialists” encompasses this focus. In certain international markets, we also offer joint replacement products for the hip and knee. We currently sell approximately 100 product lines in approximately 40 countries.

We have had a tradition of innovation, intense focus on surgeon education and commitment to advancement of orthopaedic technology since our founding over 70 years ago in France by René Tornier. Our history includes the introduction of the porous orthopaedic hip implant, the application of the Morse taper, which is a reliable means of joining modular orthopaedic implants, and, more recently, the introduction of the stemless shoulder both in Europe and in a U.S. clinical trial. This track record of innovation over the decades stems from our close collaboration with leading orthopaedic surgeons and thought leaders throughout the world.

In 2006, an investor group led by Warburg Pincus (Bermuda) Private Equity IX, L.P. recognized Tornier’s reputation for innovation and its strong extremity joint portfolio as a platform upon which they could build a global company focused on the rapidly evolving upper and lower extremity specialties. The investor group contributed capital resources and a management team with a track record of success in the orthopaedic industry in an effort to expand our product offerings in extremities and accelerate our growth. In 2011, we became a U.S. public reporting company to provide additional access to capital and accelerate our plans to become the market leader in extremities. Since 2006, we have:

•	created an extremity specialist focused sales channel in the United States primarily focused on our products;

•	enhanced and broadened our global market leading portfolio of shoulder and ankle joint implants;

•

significantly expanded our foot and ankle offering with the acquisition of OrthoHelix Surgical Designs, Inc. (OrthoHelix), with specialty implantable screw and plate systems for the repair of small bone fractures and deformities in the foot and ankle;

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

We believe we are differentiated by our full portfolio of upper and lower extremity products, our extremity-focused sales organization and our strategic focus on extremities. We further believe that we are well positioned to benefit from the opportunities in the extremity products marketplace as we are among the global leaders in the shoulder and ankle joint replacement markets and also the foot and ankle trauma market with our recent acquisition of OrthoHelix. We also have expanded our technology base and product offering to include: new joint replacement products based on new materials; improved trauma products based on innovative designs; and proprietary biologic materials for soft tissue repair. In the United States, which is the largest orthopaedic market, we believe that our “specialists serving specialists” market approach is strategically aligned with what we believe is an ongoing trend in orthopaedics for surgeons to specialize in certain parts of the anatomy or certain types of procedures.

Our principal products are organized in four major categories: upper extremity joints and trauma, lower extremity joints and trauma, sports medicine and biologics, and large joints and other. Our upper extremity joints and trauma products include joint replacement and bone fixation devices for the shoulder, hand, wrist and elbow. Our lower extremity joints and trauma products, which include our OrthoHelix portfolio, include joint replacement and bone fixation devices for the foot and ankle. Our sports medicine and biologics product category includes products used across several anatomic sites to mechanically repair tissue-to-tissue or tissue-to-bone injuries, in the case of sports medicine, or to support or induce remodeling and regeneration of tendons and ligaments, in the case of biologics. Our large joints and other products include hip and knee joint replacement implants and ancillary products.

Our Business Strategies

Our goal is to achieve global leadership in the extremities market, which we believe will require focus and execution in the following key strategic elements:

Leveraging our “specialists serving specialists” strategy: We believe our focus on and dedication to extremity specialists enables us to better understand and address the clinical needs of these surgeons. We believe that extremity specialists, who have emerged as a significant constituency in orthopaedics only in the last 10 to 15 years, have been underserved in terms of new technology and also inefficiently served by the current marketplace. We offer a comprehensive portfolio of extremity products, which has been further strengthened with our acquisition of OrthoHelix, and also serve our customers through a sales channel that is primarily dedicated to extremities, which we believe provides us with a significant competitive advantage, because our sales agencies and their representatives have both the knowledge and desire to comprehensively meet the needs of extremity specialists and their patients, without competing priorities. In 2013, we intend to further focus our channel to individually support and address the needs of upper extremity and lower extremity specialists. For example, in the U.S., we are pursuing dedicated sales representation aligned to upper and lower extremity specialists through leveraging the Tornier and OrthoHelix existing distribution channels, along with direct sales channels in certain markets.

Introducing new products and technologies to address more of our extremity specialists’ clinical needs: Our goal is to continue to introduce new technologies for extremity joints that improve patient outcomes and thereby continue to expand our market opportunity and share. In addition, through our acquisition of OrthoHelix, we believe that we can leverage our strong arthroplasty position to further expand our opportunities in bone repair, thereby offering a more comprehensive foot and ankle portfolio. Since 2006, we have significantly increased our investment in research and development to accelerate the pace of new product introduction and with our acquisition of OrthoHelix in 2012, have expanded our capabilities. We have also been active in gaining access to new technologies through external partnerships, licensing agreements and acquisitions. We believe that our reputation for effective collaboration with industry thought leaders as well as our track record of effective new product development and introductions will allow us to continue to gain access to new ideas and technologies early in their development.

Expanding our international business: We face a wide range of market dynamics that require our distribution channels to address both our local market positions and local market requirements. For example, in France, which is a more developed extremities market and where we have a diversified extremities, hip and knee business, we have two direct sales organizations. One is focused on products for upper extremities, and the other focused on hip and knee replacements and products for lower extremities. In other European markets, we utilize a combination of direct and distributor strategies that have evolved to support our expanding extremity business and also to support our knee and hip market positions. In international markets where the extremity market segment is relatively underdeveloped, the same sales channel may sell our hip and knee product portfolios and extremity joint products, which provides these sales channels sufficient product breadth and economic scale. We plan on expanding our international business by continuing to adapt our distribution channels to the unique characteristics of individual markets, which has included conversions to direct sales organizations in certain geographies. In addition, once we receive the necessary regulatory approvals, we will begin to introduce the innovative OrthoHelix product portfolio into select international markets and leverage our existing sales and distribution channels.

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

Lower Extremity Specialists: Lower extremity specialists perform a wide range of joint replacement, trauma, reconstruction and soft tissue repair procedures for the foot and ankle. This specialist group principally consists of orthopaedic surgeons who have received fellowship or other specialized training. Additionally, Doctors of Podiatric Medicine with special surgical training may perform certain foot and ankle surgical procedures in the United States, Canada and the United Kingdom.

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

Biologics: Biologics refer to products, both biologic and synthetic, that are utilized to stimulate hard and soft tissue healing following surgery for a wide range of orthopaedic injuries or disorders. We believe market growth is being driven by the application of an expanding biotechnology knowledge base to the development of products that can improve clinical outcomes by inducing tissue healing and regeneration. The primary product categories in the total biologics market are bone grafting materials, cell therapy systems, including growth factors, and tendon and ligament grafts. We currently offer tendon and ligament graft and scaffold products for extremities and platelet concentration systems.

Trauma: The trauma market includes devices that are used to treat fractures, joint dislocations, severe arthritis and deformities that result from either acute injuries or chronic wear and tear. The major products in the trauma market include metal plates, screws, pins, wires and external fixation devices used to hold fractured bone fragments together until they heal properly. These devices are also utilized in the treatment of a wide range of non-traumatic surgical procedures, especially in the foot and ankle. As the market has transitioned from external casting performed in the emergency room, to internal fixation performed on a scheduled basis in the operating room, our extremity specialist customers have expanded their role in treating trauma injuries. Our acquisition of OrthoHelix has significantly strengthened our product portfolio so that we are better able to address this important market segment.

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

Upper Extremity Joints and Trauma

The upper extremity joints and trauma product category includes joint implants and bone fixation devices for the shoulder, hand, wrist and elbow. Our global revenue from this category for the year ended December 30, 2012 was $175.2 million, or 63% of total revenue, which represents growth of 7% over the prior year.

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

•	Our convertible implants are modular implants that can be converted from a total or hemi joint replacement to a reversed implant at a later date if the patient requires it.

•	Our resurfacing implants are designed to minimize bone resection to preserve bone, which may benefit more active or younger patients with shoulder arthritis.

•	Trauma devices, such as plates, screws and nails, are non-articulating implants used to help stabilize fractures of the humerus.

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

Lower Extremity Joints and Trauma

Our global revenue from lower extremity joints and trauma for the year ended December 30, 2012 was $34.1 million, 12% of total revenue, which represents growth of 31% over the prior year. This included approximately $7.8 million of incremental revenue from our acquisition of OrthoHelix, which was completed on October 4, 2012.

Ankle Joint Implants: Ankle arthritis is a painful condition that can be treated by fusing the ankle joint with plates or screws or by replacing the joint with an articulating multi-component implant. These joint implants may be mobile bearing, in which the plastic component is free to slide relative to the metal bearing surfaces, or fixed bearing, in which this component is constrained. We offer mobile bearing implants outside the United States and precision bearing implants globally, which are highly anatomic fixed bearing implants.

Foot and Ankle Joint and Trauma Implants: Our products include a broad range of anatomically designed plates, screws and nails. These “trauma” products are used to stabilize and heal fractured bones, correct deformities and fuse arthritic joints of the foot and ankle.

Other Foot and Ankle Joint and Trauma Implants: In addition to ankle joints, we offer a range of implants made of various materials to partially or fully replace the joints of the toes and correct deformities such as flatfoot.

Sports Medicine and Biologics

Our revenue from sports medicine and biologics for the year ended December 30, 2012 was $15.5 million, or 6% of total revenue, which represents growth of 5% over the prior year.

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

Large Joints and Other

The large joints and other product category includes hip and knee joint replacement implants and ancillary products. Hip and knee joint replacements are used to treat patients with painful arthritis in these larger joints. Our global revenue from large joints and other products for the year ended December 30, 2012 was $52.6 million, or 19% of total revenue, which represents a decline in revenue of 7% over the prior year. This decline was primarily due to the impact of foreign currency exchange rate fluctuations and revenue decreases in certain Western European countries due primarily to austerity measures. We generated nearly all of our revenue from this category outside of the United States, and a substantial majority of this revenue in France.

We have continued to innovate in this area so that we may maintain or grow market share in select international markets where the extremity markets have not yet reached a size to permit the type of channel focus that we have in the United States or where extremities specialization is not as prevalent as in the United States. We currently have no plans to actively market our large joint implants in the United States.

Sales and Distribution

We have developed our distribution channels to serve the needs of our customers, primarily extremity specialist surgeons in the United States and a mix of extremity specialist and general orthopaedic surgeons in international markets. In the United States, we have a broad offering of joint replacement and repair, sports and biologic products targeting extremity specialists through, historically, a single distribution channel, with variations based upon individual territories. As we integrate OrthoHelix, we plan to organize our sales channels to focus on upper extremities and lower extremities to allow us to increase our selling opportunities by improving our overall procedure coverage, leveraging our entire product portfolio, and accessing new specialists and accounts. Internationally, we utilize several distribution approaches depending on individual market requirements. We utilize direct sales organizations in several mature European markets and Australia, and independent sales agencies for most other international markets. In France, we have two direct sales forces, one handling our upper extremity focused products and one handling our lower extremity focused products and our hip and knee portfolios. In emerging international geographies where extremity markets are still undeveloped, we utilize independent distributors who carry both our extremity-focused and our hip and knee portfolios.

United States

In the United States, we sell upper extremity joints and trauma, lower extremity joints and trauma, sports medicine and biologics products. We do not actively market hip or knee replacement joints in the United States, although we have FDA clearance for selected large joint products. We have historically sold our products through a single distribution channel, with variations based upon individual territories. As we integrate OrthoHelix, in 2013 we plan to organize our sales channels to focus on upper extremities and lower extremities to allow us to increase our selling opportunities by improving our overall procedure coverage, leveraging our entire product portfolio, and accessing new specialists and accounts. Our U.S. sales force consists of a network of approximately 65 independent commission-based sales agencies, and 4 direct sales organizations in certain territories. We believe a significant portion of our independent sales agencies’ commission revenue is generated by sales of our products. Our success depends largely upon our ability to motivate these sales agencies and their representatives to sell our products. Additionally, we depend on their sales and service expertise and relationships with the surgeons in the marketplace. Our independent sales agencies are not obligated to renew their contracts with us, may devote insufficient sales efforts to our products or may focus their sales efforts on other products that produce greater commissions for them. A failure to maintain our existing relationships with our independent sales agencies and their representatives could have an adverse effect on our operations. We do not control our independent sales agencies and they may not be successful in implementing our marketing plans. As we begin to create focused upper extremity and lower extremity sales channels, and as we make other changes and transitions in our independent sales agency arrangements, our U.S. business may experience disruption due to these factors, but we believe that this strategy will be a significant competitive advantage longer term. Our field sales leadership team consists of five area sales directors from our legacy Tornier organization and three from our OrthoHelix organization, along with a team of upper and lower extremity technical specialists, to support our independent sales agencies and direct sales organizations and to drive focus, accountable performance, business leadership and technical expertise amongst our sales force. During the course of the year, we host numerous opportunities for product training throughout the United States. We generated $156.8 million, or 56%, of our total revenue in the United States during the year ended December 30, 2012.

International

We sell our full product portfolio, including upper and lower extremities, sports medicine and biologics and large joints, in select international markets. As we receive the required regulatory approvals, we will begin to selectively introduce the OrthoHelix product portfolio into these markets. We believe our full range of hip and knee products enable us to more effectively and efficiently service these markets where procedure or anatomic specialization is not as prevalent as in the United States and where extremities, sports medicine and biologics markets have not yet reached a size to permit the degree of channel focus we have in the United States. Our international distribution system consists of 13 direct sales offices and approximately 30 distributors that sell our products in approximately 40 countries. Our largest international market is France, where we have a direct sales force of approximately 30 direct sales representatives. We also have direct sales offices and corporate subsidiaries in several countries, including Germany, Italy, Switzerland, the Netherlands, the United Kingdom, Denmark, Australia, Japan and Canada that employ direct sales employees Additional European countries, as well as countries in Latin America and Asia, are served by distributors who purchase products directly from us for resale to their local customers, with product ownership generally passing to the distributor upon shipment. As part of our strategy to grow internationally, we have selectively converted from distributors to direct sales representation in certain countries, as we did in the United Kingdom and Denmark in 2009, Belgium, Luxembourg and Japan in 2012 and Canada in 2013. We intend to focus on expanding our presence in underserved countries, such as China, where we signed an agreement in 2010 with Weigao for the exclusive distribution of our shoulder, hip and knee products for a four-year term. In our agreement with Weigao, purchase quotas and prices are set at the end of each year and the agreement may be terminated prior to its expiration in 2014 upon breach by either party, including Weigao’s failure to meet the purchase quota.

We generated $120.8 million, or 44%, or our total revenue in international markets outside of the United States during the year ended December 30, 2012. Our total revenue in France was $52.7 million in 2012, $55.4 million in 2011 and $47.3 million in 2010. Our total revenue in the Netherlands was $5.3 million in 2012, $5.0 million in 2011 and $4.1 million in 2010.

Research and Development

We are committed to a strong research and development program. Our research and development expenses were $22.5 million, $19.8 million and $17.9 million in 2012, 2011 and 2010, respectively. As of December 30, 2012, we had a research and development staff of over 130 people, or 14% of total employees, principally located in Montbonnot, France and Warsaw, Indiana, with additional staff in Grenoble, France; Medina, Ohio; and San Diego, California

We have dedicated internal product development teams focused on continuous innovation and introduction of new products for extremity joint replacements, extremity joint trauma, soft tissue repair and large joint replacement. We also have an active business development team that seeks to in-license development-stage products, which our internal team assists in bringing to market. Our internal research and development teams work closely with external research and development consultants and a global network of leading surgeon inventors to ensure we have broad access to best-in-class ideas and technology to drive our product development pipeline.

Manufacturing and Supply

We manufacture substantially all of our internally-sourced products at three sites including Montbonnot and Grenoble, France and Macroom, Ireland. Our operations in France have a long history and deep experience with orthopaedic manufacturing and innovation and we have invested in facilities upgrades to both expand our capabilities and establish incremental lean cellular manufacturing practices. Our Ireland location has been practicing lean cellular manufacturing concepts for many years with a philosophy focused on continuous operational improvement and optimization. In addition to our internal manufacturing capabilities, we also use several outsource manufacturing partners to produce our products. These partners provide us with flexibility and capacity in our manufacturing operations. We continually evaluate the potential to in-source products currently purchased from outside vendors to internal production. Over time, we plan to conduct similar evaluations on our OrthoHelix product portfolio as it is currently completely outsourced to third party manufacturers. We are continuously working on product and process improvement projects to optimize our manufacturing processes and decrease product costs to improve our profitability and cash flow. We believe that our manufacturing facilities and external vendor relationships will support our potential capacity needs for the foreseeable future.

We use a diverse and broad range of raw materials in the manufacturing of our products. We purchase all of our raw materials and select components used in the manufacturing of our products from external suppliers. In addition, we purchase some supplies from single sources for reasons of proprietary know-how, quality assurance, sole source availability, cost-effectiveness or constraints resulting from regulatory requirements. For example, we rely on one supplier for raw materials and select components in several of our products, including Poco Graphite, Inc., which supplies graphite for pyrocarbon on a purchase order basis; Heymark Metals Ltd., which supplies Cobalt Chrome used in certain of our hip, shoulder and elbow products on a purchase order basis; and CeramTec Group, which supplies ceramic for ceramic heads for hips on a purchase order basis.

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

Our private-label distribution agreements expire between this year and 2015 and are renewable under certain conditions or by mutual agreement. These agreements are terminable by either party upon notice and such agreements include some or all of the following provisions allowing for termination under certain circumstances: (i) either party’s uncured material breach of the terms and conditions of the agreement; (ii) either party filing for bankruptcy, being bankrupt or becoming insolvent, suspending payments, dissolving or ceasing commercial activity; (iii) our inability to meet market development milestones and ongoing sales targets; (iv) termination without cause, provided that payments are made to the distributor; (v) a merger or acquisition of one of the parties by a third party; (vi) the enactment of a government law or regulation that restricts either party’s right to terminate or renew the contract or invalidates any provision of the agreement or (vii) the occurrence of a “force majeure,” including natural disaster, explosion or war.

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

We face competition from large diversified orthopaedic manufacturers, such as DePuy Orthopaedics, Inc., a Johnson & Johnson subsidiary, Biomet, Inc., Zimmer Corporation, and Stryker Corporation, and established mid-sized orthopaedic manufacturers, such as Arthrex, Inc., Wright Medical Group, Inc. and ArthroCare Corporation. Many of the companies developing or marketing competitive orthopaedic products enjoy several competitive advantages, including:

•	greater financial and human resources for product development and sales and marketing;

•	greater name recognition;

•	established relationships with surgeons, hospitals and third-party payors;

•	broader product lines and the ability to offer rebates or bundle products to offer greater discounts or incentives to gain a competitive advantage;

•	established sales and marketing and distribution networks; and

•	more experience in conducting research and development, manufacturing, preparing regulatory submissions and obtaining regulatory clearances or approvals for products.

We also compete against smaller, entrepreneurial companies with niche product lines. Our competitors may increase their focus on the extremities market, which is our primary strategic focus. Our competitors may develop and patent processes or products earlier than we can, obtain regulatory clearances or approvals for competing products more rapidly than we can or develop more effective or less expensive products or technologies that render our technology or products obsolete or non-competitive. We also compete with other organizations in recruiting and retaining qualified scientific and management personnel, as well as in acquiring technologies complementary to our products or advantageous to our business. If our competitors are more successful than us in these matters, we may be unable to compete successfully against our existing and future competitors.

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

Although we believe our patents are valuable, our knowledge and experience, our creative product development and marketing staff, and our trade secret information with respect to manufacturing processes, materials and product design, have been equally important in maintaining our proprietary product lines. As a condition of employment, we generally require employees to execute a confidentiality agreement relating to proprietary information and assigning patent rights to us. We cannot be assured that our patents will provide competitive advantages for our products, or that our competitors will not challenge or circumvent these rights. In addition, we cannot be assured that the United States Patent and Trademark Office, or USPTO, or foreign patent offices will issue any of our pending patent applications. The USPTO and foreign patent offices also may reject or require significant narrowing of claims in our pending patent applications affecting patents issuing from the pending patent applications. Any patents issuing from our pending patent applications may not provide us with significant commercial protection. We could incur substantial costs in proceedings before the USPTO or foreign patent offices, including opposition and other post-grant proceedings. These proceedings could result in adverse decisions as to the validity of our inventions. Additionally, the laws of some of the countries in which our products are or may be sold may not protect our products and intellectual property to the same extent as the laws in the United States, or at all.

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

The Leahy-Smith America Invents Act, or the Leahy-Smith Act, which was adopted in September 2011, includes a number of significant changes to U.S. patent law, including provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. Under the Leahy-Smith Act, the U.S. will transition from a “first-to-invent” system to a “first-to-file” system for patent applications filed on or after March 16, 2013. The USPTO is currently developing regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act have recently become effective. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business.

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

Regulatory Matters

FDA Regulation

Both before and after approval or clearance our products and product candidates are subject to extensive regulation. In the United States, we are regulated by the FDA under the U.S. Federal Food, Drug and Cosmetic Act, as well as other regulatory bodies. These regulations govern, among other things, the following activities in which we and our contract manufacturers, contract testing laboratories and suppliers are involved:

•	product development;

•	product testing;

•	product clinical trial compliance;

•	product manufacturing;

•	product labeling;

•	product safety;

•	product safety reporting;

•	product storage;

•	product market clearance or approval;

•	product modifications;

•	product advertising and promotion;

•	product import and export; and

•	product sales and distribution.

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

FDA Approval or Clearance of Medical Devices

In the United States, medical devices are subject to varying degrees of regulatory control and are classified in one of three classes depending on risk and the extent of controls the FDA determines are necessary to reasonably ensure their safety and efficacy. These classifications generally require the following:

•	Class I: general controls, such as labeling and adherence to quality system regulations;

•	Class II: general controls, premarket notification (510(k)) and special controls such as performance standards, patient registries and post-market surveillance; and

•	Class III: general controls and approval of a premarket approval, or a PMA.

Most of our new products fall into FDA classifications that require the submission of a premarket notification (510(k)) to the FDA. In the 510(k) process, the FDA reviews a premarket notification and determines whether a proposed device is “substantially equivalent” to a previously cleared 510(k) device or a device that was in commercial distribution before May 28, 1976, for which the FDA has not yet called for the submission of PMA applications, referred to as a “predicate” device. In making this determination, the FDA compares the proposed device to the predicate device. If the two devices are comparable in intended use and safety and effectiveness, the device may be cleared for marketing. 510(k) submissions generally include, among other things, a description of the device and its manufacturing, device labeling, medical devices to which the device is substantially equivalent, safety and biocompatibility information and the results of performance testing. In some cases, a 510(k) submission must include data from human clinical studies. Marketing may commence only when the FDA issues a clearance letter finding the proposed device to be substantially equivalent to the predicate. After a device receives 510(k) clearance, any product modification that could significantly affect the safety or effectiveness of the product, or any product modification that would constitute a significant change in intended use, requires a new 510(k) clearance. If the device would no longer be substantially equivalent, it would require a PMA. If the FDA determines that the product does not qualify for 510(k) clearance, then the company must submit and the FDA must approve a PMA before marketing can begin.

Other devices we may develop and market may be classified as Class III for which the FDA has implemented stringent clinical investigation and PMA requirements. The PMA process would require us to provide clinical and laboratory data that establishes that the new medical device is safe and effective in an absolute sense as opposed to in a comparative sense as with a 501(k). Information about the device and its components, device design, manufacturing and labeling, among other information, must also be included in the PMA. As part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with quality system regulation (QSR) requirements, which govern testing, control, documentation and other aspects of quality assurance with respect to manufacturing. The FDA will approve the new device for commercial distribution if it determines that the data and information in the PMA constitute valid scientific evidence and that there is reasonable assurance that the device is safe and effective for its intended use(s). The PMA can include post-approval conditions including, among other things, restrictions on labeling, promotion, sale and distribution, or requirements to do additional clinical studies post-approval. Even after approval of a PMA, a new PMA or PMA supplement is required to authorize certain modifications to the device, its labeling or its manufacturing process.

All of our devices marketed in the United States have been listed, cleared or approved by the FDA. Some low-risk medical devices do not require FDA review and approval or clearance prior to commercial distribution, but are subject to

FDA regulations and must be listed with the FDA. The FDA has the authority to: halt the distribution of certain medical devices; detain or seize adulterated or misbranded medical devices; or order the repair, replacement of or refund the costs of such devices. There are also requirements of state, local and foreign governments that we must comply with in the manufacture and marketing of our products. For example, some jurisdictions require compliance with the Pharmaceutical Research and Manufacturers of America’s Code on Interactions with Healthcare Professionals or its equivalent. Laws and regulations and the interpretation of those laws and regulations may change in the future. We cannot foresee what affect, if any, such changes may have on us.

Specifically, FDA plans to issue new guides on several important topics in 2013. First, the interpretation and application of regulation regarding the custom device exemption has been a topic that both manufacturers and FDA have regarded with interest over recent years. FDA has taken action in the form of issuing 483’s to manufacturers that have applied the custom device exemption in a manner that FDA interprets to be in conflict with law. Tornier makes use of the custom device exemption in some limited circumstances, and in a manner Tornier believes to be in compliance with law. FDA plans to issue new guidance in 2013 that could affect the way we deliver these products to customers.

FDA has also informed medical device manufacturers of new policies to be enacted in 2013 that could affect the ability to gain clearance for new products. Specifically, FDA will adopt through agency guidance new practices related to the acceptance of 510(k) applications which could place a high standard on data and evidence provided to the FDA. In addition, the FDA has expanded the pre-IDE process, encouraging manufacturers to request a meeting where 510k applications can be reviewed prior to submission. Finally, FDA has informed industry that a previous policy regarding questions and responses 510k applications will become more restricted, allowing fewer opportunities to respond to questions prior to automatic designation of devices to PMA.

Clinical Trials

One or more clinical trials are almost always required to support a PMA application and are sometimes required to support a 510(k) submission. Clinical trials of unapproved or uncleared medical devices or devices being studied for uses for which they are not approved or cleared (investigational devices) must be conducted in compliance with FDA requirements. If an investigational device could pose a significant risk to patients, the sponsor company must submit an application for an investigational device exemption, or IDE, to the FDA prior to initiation of the clinical study. An IDE application must be supported by appropriate data, such as animal and laboratory test results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE will automatically become effective 30 days after receipt by the FDA unless the FDA notifies the company that the investigation may not begin. In addition, clinical trials of investigational devices may not begin until an institutional review board, or IRB, has approved the study.

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

Industry has initiated nationwide registries for implantable Hip and Knee device outcomes. We expect this to apply also in shoulder in the near future.

Post-Market Regulation

After a device is cleared, or approved for marketing, numerous and pervasive regulatory requirements continue to apply. These include, but are not limited to:

•	the QSR regulation, which governs, among other things, how manufacturers design, test, manufacture, exercise quality control over and document manufacturing of their products;

•	Part 11 compliance with FDA required records of documents in your quality system defined as “in scope”;

•	labeling and claims regulations, which prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling;

•	FDA guidance of off-label dissemination of information and responding to unsolicited requests for information;

•	the Medical Device Reporting regulation, which requires reporting to the FDA certain adverse experiences associated with use of the product;

•	complaint handling regulations designed to track, monitor and resolve complaints related to our products;

•	in some cases, ongoing monitoring of our products’ performance and periodic reporting to the FDA of such performance results; and

•	the federal Physician Sunshine Payment Act and various state laws on reporting remunerative relationships with health care customers.

We continue to be subject to inspection by the FDA to determine our compliance with regulatory requirements, as do our suppliers, contract manufacturers and contract testing laboratories.

In January 2013, our OrthoHelix facility located in Medina, Ohio was subject to a routine FDA inspection. The inspection resulted in the issuance of a Form FDA-483 listing four inspectional observations. The FDA’s observations related to our documentation of corrective and preventative actions, procedures for receiving, reviewing and evaluating complaints, procedures to control product that does not conform to specified requirements and procedures to ensure that all purchased or otherwise received product and services conform to specified requirements. We believe we have corrected all four of these observations.

International Regulation

We are subject to regulations and product registration requirements in many foreign countries in which we may sell our products, including in the areas of:

•	design, development, manufacturing and testing;

•	product standards;

•	product safety;

•	product safety reporting;

•	marketing, sales and distribution;

•	packaging and storage requirements;

•	labeling requirements;

•	content and language of instructions for use;

•	clinical trials;

•	record keeping procedures;

•	advertising and promotion;

•	recalls and field corrective actions;

•	post-market surveillance, including reporting of deaths or serious injuries and malfunctions that, if they were to recur, could lead to death or serious injury;

•	import and export restrictions; and

•	tariff regulations, duties and tax requirements

•	registration for reimbursement

•	necessity of testing performed in country by distributors for licenses.

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

Tornier anticipates that revised regulation of medical devices will be made applicable in 2014. We expect this revised regulation to include further controls and requirements on the following activities:

•	High level of request for premarket clinical evidence for high risk devices

•	Increased scrutiny of technical files for class IIb devices

•	Monitoring of notified bodies, by independent auditors

•	Increase requirements regarding vigilance and product traceability (specifically related to labeling requirements)

•	Increased regulation for non-traditional roles such as importer and distributor.

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

The U.S. False Claims Act was enacted in 1865 during the Civil War to address government suppliers who would submit false claims for payment to the government. So if the government ordered and paid for a shipment of 5,000 blankets, guns or vials of medicine and only received 3,750 of each, the claim for payment was fraudulent. The Congress passed the False Claims Act (FCA) to address this issue and it is a civil statute that is today applied mostly to purchases by the Department of Defense and for health care reimbursement. It is designed to penalize individuals who would seek reimbursement where none or a lesser amount is due. It can also be turned into a criminal prosecution if the government pursues mail and wire fraud in the furtherance of the acts alleged to be false claims. For example, if a company were to illegally promote for an off-label use leading to an off-label prescription and an inappropriate reimbursement, that could trigger the FCA. In addition, the FCA seeks to prevent miscoding, stretched coding, the use of inappropriate modifiers, or seeking reimbursement for an inappropriate care setting (e.g. in-patient versus outpatient), or other forms of improper reimbursement. A company can be exposed to liability for the inappropriate provision of reimbursement services, reimbursement advice or promoting the inappropriate use of codes.

The PPACA also includes new reporting and disclosure requirements on device and drug manufacturers for any “transfer of value” made or distributed to physicians, healthcare providers or hospitals, which are scheduled to become effective March 31, 2013 (known as the “Physician Sunshine Payment Act”). These provisions require, among other things, extensive tracking and maintenance of databases regarding the disclosure of relationships and payments to physicians, healthcare providers and hospitals. In addition, certain states have recently passed or are considering legislation restricting our interactions with health care providers and/or requiring disclosure of many payments to them. Failure to comply with these new tracking and reporting laws could subject us to significant civil monetary penalties.

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

Many of these policies and regulations also apply to jurisdictions outside the USA. Specifically, the Physician Sunshine Payment Act is expected to be implemented in 2013 regarding the transparency of payments from industry to healthcare practitioners.

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

In the United States, some insured individuals enroll in managed care programs, which monitor and often require pre-approval of the services that a member will receive. Some managed care programs pay their providers on a per capita (patient) basis, which puts the providers at financial risk for the services provided to their patients by paying these providers a predetermined payment per member per month and, consequently, may limit the willingness of these providers to use our products.

We believe that the overall escalating cost of medical products and services being paid for by the government and private health insurance has led to, and will continue to lead to, increased pressures on the healthcare and medical device industry to reduce the costs of products and services. All third-party reimbursement programs are developing increasingly sophisticated methods of controlling healthcare costs through prospective reimbursement and capitation programs, group purchasing, redesign of benefits, requiring second opinions prior to major surgery, careful review of bills, encouragement of healthier lifestyles and other preventative services and exploration of more cost- effective methods of delivering healthcare. There can be no assurance that third-party reimbursement and coverage will be available or adequate, or that future legislation, regulation or reimbursement policies of third-party payors will not adversely affect the demand for our products or our ability to sell these products on a profitable basis. The unavailability or inadequacy of third-party payor coverage or reimbursement could have a material adverse effect on our business, operating results and financial condition.

In international markets, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific product lines and procedures. There can be no assurance that procedures using our products will be considered medically reasonable and necessary for a specific indication, that our products will be considered cost-effective by third-party payors, that an adequate level of reimbursement will be available or that the third-party payors’ reimbursement policies will not adversely affect our ability to sell our products profitably. We perceived continuing increase in request for clinical data for the support of registration and reimbursement outside the US and Europe. More and more, local, product specific reimbursement law is applied as an overlay to medical device regulation, which has provided an additional layer of clearance requirement. Specifically, Australia now requires clinical data for clearance and reimbursement be in the form of prospective, multi-center studies, a high bar not previously applied. In addition, in France, certain innovative devices (such as some made from pyrolytic carbon from Tornier), have been identified as needing to provide clinical evidence to support a “mark-specific” reimbursement.

Employees

As of December 30, 2012, we had 916 employees, including 344 in manufacturing and operations, 132 in research and development and the remaining in sales, marketing and related administrative support. Of our 916 worldwide employees, 295 employees were located in the United States and 621 employees were located outside of the United States, primarily in France and Ireland.

Financial Information about Geographical Areas

See Note 13 to our consolidated financial statements for information regarding our revenues and long-lived assets by geographic area.

Available Information

Our principal executive offices are located at Fred. Roeskestraat 123, 1076 EE Amsterdam, The Netherlands. Our telephone number at this address is (+ 31) 20 577 1177. Our agent for service of process in the United States is CT Corporation, 1209 Orange St., Wilmington, Delaware 19801. Our website is located at www.tornier.com. The information contained on our website or connected to our website is not incorporated by reference into and should not be considered part of this report.

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

Item 1A. Risk Factors.

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. The following is a discussion of the specific risks that could materially adversely affect our business, financial condition or operating results:

Risks Related to Our Business and Our Industry

We have a history of operating losses and negative cash flow and may never achieve profitability.

We have a history of operating losses and at December 30, 2012, we had an accumulated deficit of $235.7 million. Our ability to achieve profitability will be influenced by many factors, including the extent and duration of our future operating losses, the level and timing of future revenue and expenditures, market acceptance of new products, the results and scope of ongoing research and development projects, competing technologies and market developments and regulatory requirements and delays. As a result, we may continue to incur operating losses for the foreseeable future. These losses will continue to have an adverse impact on shareholders’ equity, and we may never achieve or sustain profitability.

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

We are continually engaged in product development and improvement programs, and we expect new products to account for a significant portion of our future growth. If we do not continue to introduce new products and technologies, or if those products and technologies are not accepted, we may not be successful. Moreover, research and development efforts may require a substantial investment of time and resources before we are adequately able to determine the commercial viability of a new product, technology, material or innovation. Demand for our products also could change in ways we may not anticipate due to evolving customer needs, changing demographics, slow industry growth rates, evolving surgical philosophies and evolving industry standards, among others. Additionally, our competitors’ new products and technologies may precede our products to market, may be more effective or less expensive than our products or may render our products obsolete. Our new products and technologies also could render our existing products obsolete and thus adversely affect sales of our existing products.

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

We rely on our distributors, independent sales agencies and their representatives to market and sell our products in certain territories. A failure to maintain our existing relationships with or changes and transitions with respect to our distributors, independent sales agencies and their representatives could have an adverse effect on our operating results.

In the United States, we sell our products primarily through a sales channel consisting of mostly independent commission-based sales agencies, which utilize several sales representatives, with some direct sales organizations in certain territories. Internationally, we utilize several distribution approaches depending on the individual market requirements, including direct sales organizations in the largest European markets, Australia and Japan and independent distributors for most other international markets. Our distributors and sales agencies do not sell our products exclusively and may offer similar products from other orthopaedic companies. In 2012, no individual distributor or sales agency accounted for more than 7% of our global revenue. Our success depends largely upon our ability to motivate our distributors and sales agencies to sell our products. Additionally, we depend on their sales and service expertise and relationships with the surgeons in the marketplace. We also rely upon their compliance with federal laws and regulations such as with the advertising and promotion regulations under the federal Food, Drug and Cosmetic Act, the Anti-kickback Statute, the False Claims Act, the Physician Sunshine Payments Act and other applicable state laws. Our distributors and independent sales agencies may terminate their contracts with us, may devote insufficient sales efforts to our products or may focus their sales efforts on other products that produce greater commissions for them. If our relationship with any of our distributors or sales agencies terminated, we could enter into agreements with existing distributors and sales agencies to take on the related sales, contract with new distributors and new sales agencies, or hire direct sales representatives or a combination of these options. A failure to maintain our existing relationships with or changes and transitions with respect to our distributors and independent sales agencies and their representatives could have an adverse effect on our operations and operating results. We do not control our distributors or independent sales agencies and they may not be successful in implementing our marketing plans.

During 2012, we terminated our sales relationships with a few independent sales agencies in the United States that were not performing to our expectations. This resulted in some disruption in our United States sales channel and adversely affected our revenues during 2012. During 2013, we may terminate our sales relationships with additional independent sales agencies and some of our distributors that are not performing to our expectations and it is possible that such actions will result in further disruption in our United States sales channel, disruption in certain countries outside the United States and adversely affect our revenues and other operating results during 2013. It is also possible that we may become subject to litigation and incur future charges and cash expenditures in connection with such independent sales agency and distributor changes and transitions, which charges and cash expenditures would adversely affect our operating results.

In November 2012, Douglas W. Kohrs, our former President and Chief Executive Officer, resigned as a director, officer and employee of Tornier. Mr. Kohrs had built strong relationships with several of our key physicians, customers, distributors, sales representatives and employees. Accordingly, this change in our senior management may adversely affect our relationships with these individuals and have a material adverse effect on our business.

Our recently completed facilities consolidation initiative may not result in anticipated operational efficiencies, expense savings and other benefits and could have an unintended adverse impact on our business.

We recently implemented a facilities consolidation initiative pursuant to which we consolidated a number of our facilities in France, Ireland and the United States. The facilities consolidation initiative was driven by our strategy to drive operational productivity and to realize operating costs savings beginning in 2013. Under the initiative, we consolidated our Dunmanway, Ireland manufacturing facility into our Macroom, Ireland manufacturing facility and our St. Ismier, France manufacturing facility into our existing Montbonnot, France manufacturing facility. We also leased a new facility located in Bloomington, Minnesota to use as our U.S. business headquarters and consolidated our Minneapolis-based marketing, training, regulatory, clinical, supply chain and corporate functions with our Stafford, Texas-based distribution operations. In connection with the facilities consolidation, we recorded pre-tax charges, comprised of one-time employee termination costs; facility closure, moving and related expenses; fixed asset write-offs net of anticipated proceeds from the sale of facilities in Stafford, Texas and Dunmanway, Ireland; and other miscellaneous related charges during 2012, aggregating in $6.4 million of expense for 2012. Since the facilities consolidation is complete, we do not expect to record any significant additional expense related to the facilities consolidation during 2013. Although we continue to believe that the facilities consolidation will result in anticipated operational efficiencies, expense savings and other benefits that we believe should positively impact our business and operating results beginning in 2013, we may be incorrect. If the facilities consolidation results in unanticipated expenses and charges, including litigation expenses, and has unintended impacts on our business, including in particular our new product development efforts, or if does not produce the anticipated operational efficiencies, expense savings and other benefits, we may disappoint investors and it is possible that further restructuring activities might become necessary, resulting in additional future charges.

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

•	greater financial and human resources for product development and sales and marketing;

•	greater name recognition;

•	established relationships with surgeons, hospitals and third-party payors;

•	broader product lines and the ability to offer rebates or bundle products to offer greater discounts or incentives to gain a competitive advantage;

•	established sales and marketing and distribution networks; and

•	more experience in conducting research and development, manufacturing, preparing regulatory submissions and obtaining regulatory clearances or approvals for products.

We also compete against smaller, entrepreneurial companies with niche product lines. Our competitors may increase their focus on the extremities market, which is our primary strategic focus. Our competitors may develop and patent processes or products earlier than us, obtain regulatory clearances or approvals for competing products more rapidly than us and develop more effective or less expensive products or technologies that render our technology or products obsolete or non-competitive. We also compete with other organizations in recruiting and retaining qualified scientific and management personnel, as well as in acquiring technologies and technology licenses complementary to our products or advantageous to our business. If our competitors are more successful than us in these matters, we may be unable to compete successfully against our existing or future competitors.

We derive a significant portion of our revenue from operations in international markets that are subject to political, economic and social instability.

We derive a significant portion of our revenue from operations in international markets. Our international distribution system consists of 12 direct sales offices and approximately 30 distribution partners, who sell in approximately 40 countries. Most of these countries are, to some degree, subject to political, economic and social instability. For the year ended December 30, 2012, approximately 44% of our revenue was derived from our international operations, including 19% of our revenue from France. In 2012, we opened a direct sales office in Japan and we intend to further expand our international operations into key markets, such as Brazil and China. Our international sales operations expose us and our representatives, agents and distributors to risks inherent in operating in foreign jurisdictions. These risks include:

•	the imposition of additional U.S. and foreign governmental controls or regulations on orthopaedic implants and biologics products;

•	the imposition of costly and lengthy new export and import license requirements;

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

In addition, a portion of our international revenue is made through distributors. As a result, we are dependent upon the financial health of our distributors. We are also dependent upon their compliance with foreign laws and the U.S. Foreign Corrupt Practices Act, or the FCPA, as it relates to certain “facilitating” payments made to those employed by or acting on behalf of a foreign government in the procurement, sale and prescription of medical devices. If a distributor were to go out of business, it would take substantial time, cost and resources to find a suitable replacement and the products held by such distributor may not be returned to us or to a subsequent distributor in a timely manner or at all.

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

A substantial portion of our revenue outside the United States is generated in Europe, including in particular France. The credit ratings of several European countries and the possibility that certain European Union member states will default on their debt obligations have contributed to significant uncertainty about the stability of global credit and financial markets. The credit and economic conditions within certain European Union countries in particular, including France, Greece, Ireland, Italy, Portugal and Spain, have contributed to the instability in global credit and financial markets. The possibility that such EU member states will default on their debt obligations, the continued uncertainty regarding international and the European Union’s financial support programs and the possibility that other EU member states may experience similar financial troubles could further disrupt global credit and financial markets. While the ultimate outcome of these events cannot be predicted, it is possible that such events could have a negative effect on the global economy as a whole, and our business, operating results and financial condition, in particular. For example, if the European sovereign debt crisis continues or worsens, the negative implications to the global economy and us could be significant. Since a significant amount of our trade receivables are with hospitals that are dependent upon governmental health care systems in many countries, repayment of such receivables is dependent upon the financial stability of the economies of those countries. A deterioration of economic conditions in such countries may increase the average length of time it takes for us to collect on our outstanding accounts receivable in these countries or even our ability to collect such receivables.

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

Our upper extremity joints and trauma products, which includes joint implants and bone fixation devices for the shoulder, hand, wrist and elbow, generate a significant portion of our revenue. During the year ended December 30, 2012, our upper extremity joints and trauma products generated approximately 63% of our revenue. We expect the shoulder to continue to be the largest and most important product category for us for the foreseeable future. A decline in revenue from these products as a result of increased competition, regulatory matters, intellectual property matters or any other reason would negatively impact our operating results.

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

Our private-label manufacturers are sole source suppliers of the products we purchase from them. Given the specialized nature of the products they provide, we may not be able to locate or establish additional or replacement manufacturers of these products. Moreover, these private-label manufacturers typically own the intellectual property associated with their products, and even if we could find a replacement manufacturer for the product, we may not have sufficient rights to enable the replacement party to manufacture the product. While we have entered into agreements with our private-label manufacturers that we believe will provide us sufficient quantities of products, we cannot assure you that they will do so, or that any products they do provide us will not contain defects in quality. Our private-label manufacturing agreements have terms expiring between this year and 2015 and are renewable under certain conditions or by mutual agreement. The agreements also include some or all of the following provisions allowing for termination under certain circumstances: (i) either party’s uncured material breach of the terms and conditions of the agreement, (ii) either party filing for bankruptcy, being bankrupt or becoming insolvent, suspending payments, dissolving or ceasing commercial activity, (iii) our inability to meet market development milestones and ongoing sales targets, (iv) termination without cause, provided that payments are made to the distributor, (v) a merger or acquisition of one of the parties by a third party, (vi) the enactment of a government law or regulation that restricts either party’s right to terminate or renew the contract or invalidates any provision of the agreement or (vii) the occurrence of a “force majeure,” including natural disaster, explosion or war.

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

We intend to continue to bring in-house the manufacturing of certain of our products that are currently manufactured by third parties. Should we encounter difficulties in manufacturing these or other products, it could adversely affect our business.

We intend to continue our initiative to bring in-house the manufacturing of certain of our products, including in particular our Ascend and Simpliciti shoulder products. The technology and the manufacturing process for our shoulder products is highly complex, involving a large number of unique parts, and we may encounter difficulties in manufacturing these products in-house. There is no assurance that we will be able to meet the volume and quality requirements associated with our shoulder products. In addition, other products that we choose to bring in-house could encounter similar difficulties. Manufacturing and product quality issues may also arise as we increase the scale of our production. If our products do not consistently meet our customers’ performance expectations, our reputation may be harmed, and we may be unable to generate sufficient revenue to become profitable. Any delay or inability in bringing in-house the manufacturing of our products could diminish our ability to sell our products, which could result in lost revenue and seriously harm our business, financial condition and operating results.

Failure to comply with the U.S. Foreign Corrupt Practices Act could subject us to, among other things, penalties and legal expenses that could harm our reputation and have a material adverse effect on our business, financial condition and operating results.

Our U.S. operations, including those of our U.S. based subsidiary, Tornier, Inc., are currently subject to the U.S. Foreign Corrupt Practices Act. We are required to comply with the FCPA, which generally prohibits covered entities and their intermediaries from engaging in bribery or making other prohibited payments to foreign officials for the purpose of obtaining or retaining business or other benefits. In addition, the FCPA imposes accounting standards and requirements on publicly traded U.S. corporations and their foreign affiliates, which are intended to prevent the diversion of corporate funds to the payment of bribes and other improper payments, and to prevent the establishment of “off books” slush funds from which such improper payments can be made. We also are currently subject to similar anticorruption legislation implemented in Europe under the Organization for Economic Co-operation and Development’s Convention on Combating Bribery of Foreign Public Officials in International Business Transactions. We either operate or plan to operate in a number of jurisdictions that pose a high risk of potential violations of the FCPA and other anticorruption laws, such as China and Brazil, and we utilize a number of third-party sales representatives for whose actions we could be held liable under the FCPA. We inform our personnel and third-party sales representatives of the requirements of the FCPA and other anticorruption laws, including, but not limited to their reporting requirements. We also have developed and will continue to develop and implement systems for formalizing contracting processes, performing due diligence on agents and improving our recordkeeping and auditing practices regarding these regulations. However, there is no guarantee that our employees, third-party sales representatives or other agents have not or will not engage in conduct undetected by our processes and for which we might be held responsible under the FCPA or other anticorruption laws.

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

We use a number of suppliers for raw materials and select components that we need to manufacture our products. These suppliers must provide the materials and components to our standards for us to meet our quality and regulatory requirements. We obtain some key raw materials and select components from a single source or a limited number of sources. For example, we rely on one supplier for raw materials and select components in several of our products, including Poco Graphite, Inc., which supplies graphite for our pyrocarbon products; CeramTec AG, or CeramTec, which supplies ceramic for ceramic heads for hips; and Heymark Metals Ltd., which supplies Cobalt Chrome used in certain of our hip, shoulder and elbow products. Establishing additional or replacement suppliers for these components, and obtaining regulatory clearances or approvals that may result from adding or replacing suppliers, could take a substantial amount of time, result in increased costs and impair our ability to produce our products, which would adversely impact our business and operating results. We do not have contracts with our sole source suppliers (other than a Quality Assurance Agreement and Secrecy Agreement with CeramTec, which only relate to quality and confidentiality obligations of the parties and do not govern the purchase and receipt of CeramTec products) and instead rely on purchase orders. As a result, those suppliers may elect not to supply us with product or to supply us with less product than we need, and we will have limited rights to cause them to do otherwise. In addition, some of our products, which we acquire from third parties, are highly technical and are required to meet exacting specifications, and any quality control problems that we experience with respect to the products supplied by third parties could adversely and materially affect our reputation or commercialization of our products and adversely and materially affect our business, operating results and prospects. Furthermore, some of these suppliers are smaller companies. To the extent that any of these suppliers are, or become, undercapitalized and do not otherwise have sufficient resources to continue operations or to supply us sufficient product without additional access to capital, such a failure could adversely affect our business. We also may have difficulty obtaining similar components from other suppliers that are acceptable to the FDA, the competent authorities or notified bodies of the Member States of the EEA, or foreign regulatory authorities and the failure of our suppliers to comply with strictly enforced regulatory requirements could expose us to regulatory action including warning letters, product recalls, termination of distribution, product seizures or civil penalties. Furthermore, since many of these suppliers are located outside of the United States, we are subject to foreign export laws and U.S. import and customs regulations, which complicate and could delay shipments of components to us. For example, all foreign importers of medical devices are required to meet applicable FDA requirements, including registration of establishment, listing of devices, manufacturing in accordance with the quality system regulation, medical device reporting of adverse events, and premarket notification 510(k) clearance or PMA, if applicable. In addition, all imported medical devices also must meet Bureau of Customs and Border Protection requirements. While it is our policy to maintain sufficient inventory of materials and components so that our production will not be significantly disrupted even if a particular component or material is not available for a period of time, we remain at risk that we will not be able to qualify new components or materials quickly enough to prevent a disruption if one or more of our suppliers ceases production of important components or materials.

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

Our existing product liability insurance coverage may be inadequate to protect us from any liabilities we might incur. If a product liability claim or series of claims is brought against us for uninsured liabilities or in excess of our insurance coverage, our business and operating results could suffer. In addition, a recall of some of our products, whether or not the result of a product liability claim, could result in significant costs and loss of customers.

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

We maintain professional working relationships with external research and development consultants and leading surgeons and medical personnel in hospitals and universities who assist in product research and development and training. We continue to emphasize the development of proprietary products and product improvements to complement and expand our existing product lines. It is possible that U.S. federal and state laws requiring us to disclose payments or other transfers of value, such as free gifts or meals, to physicians and other healthcare providers could have a chilling effect on these relationships with individuals or entities that may, among other things, want to avoid public scrutiny of their financial relationships with us. If we are unable to maintain these relationships, our ability to develop and sell new and improved products could decrease, and our future operating results could be unfavorably affected.

In November 2012, Douglas W. Kohrs, our former President and Chief Executive Officer, resigned as a director, officer and employee of Tornier. Mr. Kohrs had built strong relationships with several of our key research and development consultants and surgeons and medical personnel in hospitals and universities who assist in product research and development and training. Accordingly, this change in our senior management may adversely affect our relationships with these individuals and have a material adverse effect on our business.

We incur significant expenditures of resources to maintain relatively high levels of inventory and instruments, which can reduce our cash flows.

As a result of the need to maintain substantial levels of inventory and instruments, we are subject to the risk of obsolescence. The nature of our business requires us to maintain a substantial level of inventory and instruments. For example, our total consolidated inventory balance was $86.7 million at December 30, 2012 and our total consolidated instrument balance was $51.4 million at December 30, 2012. In order to market effectively we often must maintain and bring our customers instrument kits, back-up products and products of different sizes. In the event that a substantial portion of our inventory becomes obsolete, it could have a material adverse effect on our earnings and cash flows due to the resulting costs associated with the inventory impairment charges and costs required to replace such inventory.

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

•	unanticipated costs, litigation and other contingent liabilities;

•	incurrence of acquisition and integration related costs, accounting charges, or amortization costs for acquired intangible assets;

•	potential write-down of goodwill, acquired intangible assets and/or deferred tax assets;

•	additional legal, financial and accounting challenges and complexities in areas such as intellectual property, tax planning, cash management and financial reporting and

•

any unforeseen compliance risks and accompanying financial and reputational exposure/loss not uncovered in the due diligence process and which are imputed to Tornier such as compliance with federal laws and regulations the advertising and promotion regulations under the federal Food, Drug and Cosmetic Act, the Anti-kickback Statute, the False Claims Act, the Physician Sunshine Payments Act and other applicable state laws.

In addition, we may have to incur debt or issue equity securities to pay for any future acquisition, the issuance of which could involve restrictive covenants or be dilutive to our existing shareholders. Acquisitions also could materially impair our operating results by requiring us to amortize acquired assets. For example, as a result of our acquisition of OrthoHelix, we incurred additional indebtedness, including two senior secured term loans in the aggregate principal amount of $115.0 million. The proceeds of the term loans were used to fund our acquisition of OrthoHelix and retire certain then existing indebtedness.

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

We have experienced recently certain changes in our senior management which could cause certain key employees to depart because of difficulties with change or a desire not to remain with our company. If we cannot retain our key personnel, we may not be able to manage and operate successfully, and we may not be able to meet our strategic objectives.

In November 2012, Douglas W. Kohrs, our former President and Chief Executive Officer, resigned as a director, officer and employee of Tornier. Mr. Kohrs had built strong relationships with several of our key employees and other personnel. On November 12, 2012, we appointed David H. Mowry as Interim President and Chief Executive Officer, and in February 2013, Mr. Mowry was appointed President and Chief Executive Officer on a non-interim basis. In September 2012, our Chief Financial Officer joined Tornier after the former Global Chief Financial Officer resigned in July 2012. Our future success depends, in large part, upon our ability to retain and motivate our management team and key managerial, scientific, sales and technical personnel. Key personnel may depart because of difficulties with change or a desire not to remain with our company. Any unanticipated loss or interruption of services of our management team and our key personnel could significantly reduce our ability to meet our strategic objectives because it may not be possible for us to find appropriate replacement personnel should the need arise. We compete for such personnel with other companies, academic institutions, governmental entities and other organizations. There is no guarantee that we will be successful in retaining our current personnel or in hiring or retaining qualified personnel in the future. Loss of key personnel or the inability to hire or retain qualified personnel in the future could have a material adverse effect on our ability to operate successfully. Further, any inability on our part to enforce non-compete arrangements related to key personnel who have left the company could have a material adverse effect on our business.

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

We principally rely on three manufacturing facilities, two of which are in France and one of which is in Ireland. The facilities and the manufacturing equipment we use to produce our products would be difficult to replace and could require substantial lead-time to repair or replace. For example, the machinery associated with our manufacturing of pyrocarbon in one of our French facilities is highly specialized and would take substantial lead-time and resources to replace. We also maintain a facility in Bloomington, Minnesota, and a warehouse in Montbonnot, France, both of which contain large amounts of our inventory. Our facilities, warehouses or distribution channels may be affected by natural or man-made disasters. Further, such may be exacerbated by climate change, as some scientists have concluded that climate change could result in the increased severity of and perhaps more frequent occurrence of extreme weather patterns. For example, in the event of a tornado at one of our warehouses, we may lose substantial amounts of inventory that would be difficult to replace. In the event our facilities, warehouses or distribution channels are affected by a disaster, we would be forced to rely on, among others, third-party manufacturers and alternative warehouse space and distribution channels, which may or may not be available, and our revenue could decline. Although we believe we possess adequate insurance for damage to our property and the disruption of our business from casualties, such insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms or at all.

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

There is no guarantee that our anticipated cash flow from operations will be sufficient to meet all of our cash requirements. We intend to continue to make investments to support our business growth and may require additional funds to:

•	expand the commercialization of our products;

•	fund our operations and clinical trials;

•	continue our research and development;

•	defend, in litigation or otherwise, any claims that we infringe third-party patents or other intellectual property rights and enforce our patent and other intellectual property rights;

•	commercialize our new products, if any such products receive regulatory clearance or approval for commercial sale; and

•	acquire companies and in-license products or intellectual property.

We believe that our cash and cash equivalents balance of $31.1 million as of December 30, 2012, anticipated cash receipts generated from revenue of our products and available credit under our $30.0 million senior secured revolving credit facility, will be sufficient to meet our anticipated cash requirements for 2013. However, our future funding requirements will depend on many factors, including:

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

Any lack of borrowing availability under our credit facility and our potential inability to obtain replacement sources of credit could materially affect our operations and financial condition.

Although we currently have available credit under our $30.0 million senior secured revolving credit facility, our ability to draw on our credit facility may be limited by outstanding letters of credit or by operating and financial covenants under our the credit agreement. There can be no assurances that we will continue to have access to credit if our operating and financial performance do not satisfy these covenants. If we do not satisfy these criteria, and if we are unable to secure necessary waivers or other amendments from the lenders of our credit facility, we will not have access to this credit.

Both the $30.0 million revolving credit facility and the aggregate $115.0 million of term loans under our credit agreement are secured by all of our assets (subject to certain exceptions) and except to the extent otherwise permitted under the terms of our credit agreement, our assets cannot be pledged as security for other indebtedness. These limits on our ability to offer collateral to other sources of financing could limit our ability to obtain other financing which could materially affect our operations and financial condition.

Although we believe that our anticipated operating cash flows, on-hand cash levels and access to credit will give us the ability to meet our financing needs for at least the next 12 months, there can be no assurance that they will do so. Any lack of borrowing availability under our revolving credit facility and our potential inability to obtain replacement sources of credit could materially affect our operations and financial condition.

We are leveraged financially, which could adversely affect our ability to adjust our business to respond to competitive pressures and to obtain sufficient funds to satisfy our future research and development needs, to protect and enforce our intellectual property and other needs.

We have significant indebtedness. In connection with our acquisition of OrthoHelix, we obtained senior secured term loans in the aggregate principal amount of $115.0 million and a senior secured $30.0 million revolving line of credit. The degree to which we are leveraged could have important consequences, including, but not limited to, the following:

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

Our credit agreement contains restrictive covenants that may limit our operating flexibility.

The agreement relating to our senior secured term loans and senior secured revolving credit facility contains operating covenants limiting our ability to transfer or dispose of assets, merge with or acquire other companies, make investments, pay dividends, incur additional indebtedness and liens, make capital expenditures and conduct transactions with affiliates, and financial covenants requiring us to meet certain financial ratios. We, therefore, may not be able to engage in any of the foregoing transactions or in any that would cause us to breach these financial covenants until our current debt obligations are paid in full or we obtain the consent of the lenders. There is no guarantee that we will be able to generate sufficient cash flow or revenue to meet these operating and financial covenants or pay the principal and interest on our debt. Furthermore, there is no guarantee that future working capital, borrowings or equity financing will be available to repay or refinance any such debt.

As a result of our acquisition of OrthoHelix, we may be required to make future earn-out payments of up to an aggregate of $20.0 million based upon our sales of lower extremity joints and trauma products during fiscal years 2013 and 2014, which payments may affect our liquidity and our operating results.

In connection with our recent acquisition of OrthoHelix, we agreed to made additional earn-out payments of up to an aggregate of $20.0 million in cash based upon our sales of lower extremity joints and trauma products during fiscal years 2013 and 2014. A portion of the earn-out payments will be subject to certain rights of set-off for post-closing indemnification obligations of OrthoHelix’s equity holders. If we are required to make these payments, particularly at a time when we are experiencing financial difficulty, our liquidity, operating results and financial condition may be adversely affected.

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

Our consolidated balance sheet includes significant intangible assets, including $239.8 million in goodwill and $126.6 million in other acquired intangible assets, together representing 56% of our total assets. The determination of related estimated useful lives and whether these assets are impaired involves significant judgments. Our ability to accurately predict future cash flows related to these intangible assets may be adversely affected by unforeseen and uncontrollable events. In the highly competitive medical device industry, new technologies could impair the value of our intangible assets if they create market conditions that adversely affect the competitiveness of our products. We test our goodwill for impairment in the fourth quarter of each year, but we also test goodwill and other intangible assets for impairment at any time when there is a change in circumstances that indicates that the carrying value of these assets may be impaired. Any future determination that these assets are carried at greater than their fair value could result in substantial non-cash impairment charges, which could significantly impact our reported operating results.

If reimbursement from third-party payors for our products becomes inadequate, surgeons and patients may be reluctant to use our products and our revenue may decline.

In the United States, healthcare providers who purchase our products generally rely on third-party payors,

principally federal Medicare, state Medicaid and private health insurance plans, to pay for all or a portion of the cost of joint reconstructive procedures and products utilized in those procedures. We may be unable to sell our products on a profitable basis if third-party payors deny coverage or reduce their current levels of reimbursement. Our revenue depends largely on governmental healthcare programs and private health insurers reimbursing patients’ medical expenses. As part of the Budget Control Act passed in August 2011 to extend the federal debt limit and reduce government spending, $1.2 trillion in automatic spending cuts (known as sequestration) over the next decade are due to go into effect, beginning in 2013, in the absence of further legislative action. Half of the automatic reductions would come from lowering the caps imposed on non-defense discretionary spending and cutting domestic entitlement programs, including reductions in payments to Medicare providers. Any such reductions in government healthcare spending could result in reduced demand for our products or additional pricing pressure.

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

Our medical device products and operations are subject to extensive regulation by the FDA and various other federal, state and foreign governmental authorities, such as those of the European Union and the competent authorities of the Member States of the EEA. Government regulation of medical devices is meant to assure their safety and effectiveness, and includes regulation of, among other things:

•	design, development and manufacturing;

•	testing, labeling, packaging, content and language of instructions for use, and storage;

•	clinical trials;

•	product safety;

•	premarket clearance and approval;

•	marketing, sales and distribution;

•	advertising and promotion;

•	recordkeeping procedures;

•	recalls and field corrective actions;

•	post-market surveillance, including reporting of deaths or serious injuries and malfunctions that, if they were to recur, could lead to death or serious injury; and

•	product import and export.

Before a new medical device, or a new use of, or claim for, an existing product can be marketed in the United States, it must first receive either premarket clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act, or FDCA, a de novo approval or a PMA, from the FDA, unless an exemption applies. In the 510(k) clearance process, the FDA must determine that the proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, with respect to intended use, technology and safety and effectiveness to clear the proposed device for marketing. Clinical data is sometimes required to support substantial equivalence. The de novo path is reserved for devices that are deemed by FDA to be Class II moderate risk devices for which there is no predicate device to which one can claim “substantial equivalence” as with a 510(k). These devices typically require more information for approval and take longer than a 510(k), but require less data and a shorter time period than a PMA approval. A device, once approved under the de novo path, becomes a 510(k) predicate for future devices seeking to call it a “predicate.” The PMA pathway requires an applicant to demonstrate the safety and effectiveness of the device for its intended use based, in part, on extensive data including, but not limited to, technical, preclinical, clinical trial, manufacturing and labeling data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices. Products that are approved through a PMA application generally need FDA approval before they can be modified. Similarly, some modifications made to products cleared through a 510(k) may require a new 510(k). Both the 510(k) and PMA processes can be expensive and lengthy and entail significant user fees, unless exempt. The FDA’s 510(k) clearance process usually takes from six to 18 months, but may take longer. The PMA pathway is much more costly and uncertain than the 510(k) clearance process and it generally takes from one to five years, or even longer, from the time the application is filed with the FDA until an approval is obtained. The process of obtaining regulatory clearances or approvals to market a medical device can be costly and time-consuming, and we may not be able to obtain these clearances or approvals on a timely basis, if at all.

Most of our currently commercialized products have received premarket clearances under Section 510(k) of the FDCA. If the FDA requires us to go through a lengthier, more rigorous examination for future products or modifications to existing products than we had expected, our product introductions or modifications could be delayed or canceled, which could cause our revenue to decline. In addition, the FDA may determine that future products will require the more costly, lengthy and uncertain de novo or PMA processes. Although we do not currently market any devices under de novo or PMA, we cannot assure you that the FDA will not demand that we obtain a PMA prior to marketing or that we will be able to obtain the 510(k) clearances with respect to future products.

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

Any delay in, or failure to receive or maintain, clearances or approvals for our products under development could prevent us from generating revenue from these products or achieving profitability. Additionally, the FDA and other governmental authorities have broad enforcement powers. Our failure to comply with applicable regulatory requirements could lead governmental authorities or a court to take action against us, including:

•	issuing untitled (notice of violation) letters or public warning letters to us;

•	imposing fines and penalties on us;

•	obtaining an injunction preventing us from manufacturing or selling our products;

•	seizing products to prevent sale or transport;

•	bringing civil or criminal charges against us;

•	recalling our products;

•	detaining our products at U.S. Customs;

•	delaying the introduction of our products into the market;

•	delaying pending requests for clearance or approval of new uses or modifications to our existing products; or

•	withdrawing or denying approvals or clearances for our products.

If we fail to obtain and maintain regulatory clearances or approvals, our ability to sell our products and generate revenue will be materially harmed.

Outside of the United States, our medical devices must comply with the laws and regulations of the foreign countries in which they are marketed, and compliance may be costly and time-consuming.

To market and sell our product in countries outside the United States, we must seek and obtain regulatory approvals, certifications or registrations and comply with the laws and regulations of those countries. These laws and regulations, including the requirements for approvals, certifications or registrations and the time required for regulatory review, vary from country to country. Obtaining and maintaining foreign regulatory approvals, certifications or registrations are expensive, and we cannot be certain that we will receive regulatory approvals, certifications or registrations in any foreign country in which we plan to market our products. If we fail to obtain or maintain regulatory approvals, certifications or registrations in any foreign country in which we plan to market our products, our ability to generate revenue will be harmed.

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

Any modification to a 510(k)-cleared device that could significantly affect its safety or efficacy, or that would constitute a major change in its intended use, technology, materials, packaging and certain manufacturing processes, may require a new 510(k) clearance or, possibly, a PMA. The FDA requires every manufacturer to make the determination regarding the need for a new 510(k) clearance or PMA in the first instance, but the FDA may (and often does) review the manufacturer’s decision. The FDA may not agree with a manufacturer’s decision regarding whether a new clearance or approval is necessary for a modification, and may retroactively require the manufacturer to submit a premarket notification requesting 510(k) clearance or an application for PMA. We have made modifications to our products in the past and may make additional modifications in the future that we believe do not or will not require additional clearances or approvals. No assurance can be given that the FDA would agree with any of our decisions not to seek 510(k) clearance or PMA. If the FDA requires us to cease marketing and recall the modified device until we obtain a new 510(k) clearance or PMA, our business, financial condition, operating results and future growth prospects could be materially adversely affected. Further, our products could be subject to recall if the FDA determines, for any reason, that our products are not safe or effective. Any recall or FDA requirement that we seek additional approvals or clearances could result in significant delays, fines, increased costs associated with modification of a product, loss of revenue and potential operating restrictions imposed by the FDA.

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

•

new reporting and disclosure requirements on device manufacturers for any “transfer of value” made or distributed to prescribers and other healthcare providers, effective March 30, 2013 (referred to as the Physician Sunshine Payment Act), which reporting requirements will be difficult to define, track and report;

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

The PPACA imposes a deductible excise tax equal to 2.3% of the price of a medical device on any entity that manufactures or imports medical devices offered for sale in the United States, with limited exceptions, beginning in 2013. Under these provisions, the total cost to the medical device industry is estimated to be approximately $20 billion over 10 years. These taxes would result in a significant increase in the tax burden on our industry, which could have a material, negative impact on our operating results and our cash flows. The tax could create a risk up to 2.3% of our United States revenue.

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

We and certain of our third-party manufacturers are required to comply with the FDA’s Quality System Regulation, or QSR, which covers the methods of documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our products. We and certain of our suppliers also are subject to the regulations of foreign jurisdictions regarding the manufacturing process for our products marketed outside of the United States. The FDA enforces the QSR through periodic announced and unannounced inspections of manufacturing facilities. In January 2013, our OrthoHelix facility located in Medina, Ohio was subject to a routine FDA inspection. The inspection resulted in the issuance of a Form FDA-483 listing four inspectional observations. The FDA’s observations related to our documentation of corrective and preventative actions, procedures for receiving, reviewing and evaluating complaints, procedures to control product that does not conform to specified requirements and procedures to ensure that all purchased or otherwise received product and services conform to specified requirements. Although we believe we have corrected all four of these observations, the FDA could disagree with our conclusion and corrective and remedial measures. The failure by us or one of our suppliers to comply with applicable statutes and regulations administered by the FDA and other regulatory bodies, or the failure to timely and adequately respond to any adverse inspectional observations or product safety issues, could result in, among other things, any of the following enforcement actions:

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

The production and marketing of our products are subject to extensive regulation and review by the FDA and numerous other governmental authorities both in the United States and abroad. For example, in addition to other state regulatory requirements, Massachusetts, California and Arizona require compliance with the standards in industry codes such as the Code of Ethics on Interactions with Health Care Professionals issued by the Advanced Medical Technology Association (commonly known as AdvaMed), the Code on Interactions with Healthcare Professionals issued by MEDEC, the national association of Canada’s medical technology companies, and international equivalents. Many of these standards simply create industry standards of conduct, others tie into compliance with the advertising and promotion regulations under the Food, Drug & Cosmetic Act, the Anti-kickback Statute, the False Claims Act, HIPAA and the Physician Sunshine Payment Act. The failure by us or one of our suppliers to comply with applicable legal and regulatory requirements could result in, among other things, the FDA or other governmental authorities:

•	imposing fines and penalties on us;

•	preventing us from manufacturing or selling our products;

•	delaying the introduction of our new products into the market;

•	recalling, seizing or enjoining the sale of our products;

•	withdrawing, delaying or denying approvals or clearances for our products;

•	issuing warning letters or untitled letters;

•	imposing operating restrictions;

•	imposing injunctions; and

•	commencing criminal prosecutions.

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

Our ongoing research and development, pre-clinical testing and clinical trial activities are subject to extensive regulation and review by numerous governmental authorities both in the United States and abroad. We are currently conducting post-market clinical studies of some of our products to gather additional information about these products’ safety, efficacy or optimal use. In the future we may conduct clinical trials to support approval of new products. Clinical studies must be conducted in compliance with FDA regulations or the FDA may take enforcement action. The data collected from these clinical trials may ultimately be used to support market clearance for these products. Even if our clinical trials are completed as planned, we cannot be certain that their results will support our product claims or that the FDA or foreign authorities will agree with our conclusions regarding them. Success in pre-clinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the later trials will replicate the results of prior trials and studies. The clinical trial process may fail to demonstrate that our products are safe and effective for the proposed indicated uses, which could cause us to abandon a product and may delay development of others. Any delay or termination of our clinical trials will delay the filing of our product submissions and, ultimately, our ability to commercialize our products and generate revenue. It is also possible that patients enrolled in clinical trials will experience adverse side effects that are not currently part of the product’s profile.

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

Although we do not provide healthcare services, submit claims for third-party reimbursement, or receive payments directly from Medicare, Medicaid or other third-party payors for our products or the procedures in which our products are used, healthcare regulation by federal and state governments could significantly impact our business. Healthcare fraud and abuse and health information privacy and security laws potentially applicable to our operations include:

•

the federal Anti-Kickback Law, which constrains our marketing practices and those of our independent sales agencies, educational programs, pricing, bundling and rebate policies, grants for physician-initiated trials and CME, and other remunerative relationships with healthcare providers, by prohibiting, among other things, soliciting, receiving, offering or providing remuneration, intended to induce the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare or Medicaid programs;

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

The PPACA also includes a number of provisions that impact medical device manufacturers, including new reporting and disclosure requirements on device and drug manufacturers for any “transfer of value” made or distributed to prescribers and other healthcare providers, effective March 30, 2013 (known as the Physician Sunshine Payment Act). Such information will be made publicly available in a searchable format beginning September 30, 2013. In addition, device and drug manufacturers also will be required to report and disclose any investment interests held by physicians and their immediate family members during the preceding calendar year. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (and up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests not reported in an annual submission. The PPACA also imposes excise taxes on medical device manufacturers, permits the use of comparative effectiveness research to make Medicare coverage determinations in certain circumstances, creates an Independent Medicare Advisory Board charged with recommending ways to reduce the rate of Medicare spending and changes payment methodologies under the Medicare and Medicaid programs. All of these changes could adversely affect our business and financial results.

Governments and regulatory authorities have increased their enforcement of these healthcare fraud and abuse laws in recent years. For example, in 2007 five competitors in the orthopaedics industry settled a Department of Justice investigation into the financial relationships and consulting agreements between the companies and surgeons for a combined fine of $311.0 million. The companies agreed to new corporate compliance procedures and federal monitoring. At issue were alleged financial inducements designed to encourage physicians to use the payor company’s products exclusively and the failure of physicians to disclose these relationships to hospitals and patients. Individual states also may be investigating the relationship between healthcare providers and companies in the orthopaedics industry. Many states have their own regulations governing the relationship between companies and healthcare providers. While we have not been the target of any investigations, we cannot guarantee that we will not be investigated in the future. If investigated we cannot assure that the costs of defending or resolving those investigations or proceedings would not have a material adverse effect on our financial condition, operating results and cash flows.

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

We are subject to a variety of laws and regulations of the countries in which we operate and distribute products, such as the European Union, or EU, France, Ireland, other European nations and the United States, relating to the use, registration, handling, storage, disposal, recycling and human exposure to hazardous materials. Liability under environmental laws can be joint and several and without regard to comparative fault, and environmental, health and safety laws could become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with violations, which could harm our business. In the EU, where our manufacturing facilities are located, we and our suppliers are subject to EU environmental requirements such as the Registration, Evaluation, Authorization and Restriction of Chemicals, or REACH, regulation. In addition, we are subject to the environmental, health and safety requirements of individual European countries in which we operate such as France and Ireland. For example, in France, requirements known as the Installations Classées pour la Protection de l’Environnement regime provide for specific environmental standards related to industrial operations such as noise, water treatment, air quality and energy consumption. In Ireland, our manufacturing facilities are likewise subject to local environmental regulations, such as related to water pollution and water quality, that are administered by the Environmental Protection Agency. We believe that we are in material compliance with all applicable environmental, health and safety requirements in the countries in which we operate and do not have reason to believe that we are responsible for any cleanup liabilities. In addition, certain hazardous materials are present at some of our facilities, such as asbestos, that we believe are managed in compliance with all applicable laws. We also are subject to greenhouse gas regulations in the EU and elsewhere and we believe that we are in compliance based on present emissions levels at our facilities. Although we believe that our activities conform in all material respects with applicable environmental, health and safety laws, we cannot assure you that violations of such laws will not arise as a result of human error, accident, equipment failure, presently unknown conditions or other causes. The failure to comply with past, present or future laws, including potential laws relating to climate control initiatives, could result in the imposition of fines, third-party property damage and personal injury claims, investigation and remediation costs, the suspension of production or a cessation of operations. We also expect that our operations will be affected by other new environmental and health and safety laws, including laws relating to climate control initiatives, on an ongoing basis. Although we cannot predict the ultimate impact of any such new laws, they could result in additional costs and may require us to change how we design, manufacture or distribute our products, which could have a material adverse effect on our business.

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

In addition, there are numerous recent changes to the U.S. patent laws and proposed changes to the rules of the USPTO, which may have a significant impact on our ability to obtain and enforce intellectual property rights. For example, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was adopted in September 2011. The Leahy-Smith Act includes a number of significant changes to U.S. patent law, including provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. Under the Leahy-Smith Act, the U.S. will transition from a “first-to-invent” system to a “first-to-file” system for patent applications filed on or after March 16, 2013. With respect to patent applications filed on or after March 16, 2013, if we are the first to invent but not the first to file a patent application, we may not be able to fully protect our intellectual property rights and may be found to have violated the intellectual property rights of others if we continue to operate in the absence of a patent issued to us. The USPTO is currently developing regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act have recently become effective. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

The trading volume and prices of our ordinary shares have been and may continue to be volatile and could fluctuate widely due to factors beyond our control. Since our initial public offering in February 2011, the sale price of our ordinary shares has ranged from $14.53 per share to $29.93 per share, as reported by the NASDAQ Global Select Market. This may happen because of broad market and industry factors, like the performance and fluctuation of the market prices of other companies with business operations located mainly in Europe that have listed their securities in the United States. In addition to market and industry factors, the price and trading volume for our ordinary shares may be highly volatile for factors specific to our own operations, including the following:

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. A material weakness, as defined in the standards established by the Public Company Accounting Oversight Board, is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the audit of our financial statements for 2009, we identified a material weakness in our internal control over financial reporting relating to our audited financial statements for 2007 and 2008. Specifically, in our case, management and our independent registered accounting firm determined that internal controls over identifying, evaluating and documenting accounting analysis and conclusions over complex non-routine transactions, including related-party transactions, required strengthening. Although we remediated this material weakness, additional control deficiencies may be identified by management or our independent registered public accounting firm, and such control deficiencies also could represent one or more material weaknesses. A report by us of a material weakness may cause investors to lose confidence in our financial statements, and the trading price of our ordinary shares may decline. If we fail to remedy any material weakness, our financial statements may be inaccurate, our access to the capital markets may be restricted and the trading price of our ordinary shares may decline.

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

Your percentage of ownership in us may be diluted in the future.

As with any publicly-traded company, your percentage ownership in us may be diluted in the future because of equity issuances for acquisitions, capital market transactions or otherwise, including equity awards that we expect will be granted to our directors, officers and employees.

The sale or availability for sale of substantial amounts of our ordinary shares could adversely affect their market price.

Sales of substantial amounts of our ordinary shares in the public market, or the perception that these sales could occur, could adversely affect the market price of our ordinary shares and could materially impair our ability to raise capital through equity offerings in the future. An entity affiliated with Alain Tornier, one of our directors, has recently sold a portion of its Tornier share holdings. We cannot predict what effect, if any, market sales of securities held by our significant shareholders or any other shareholder or the availability of these securities for future sale will have on the market price of our ordinary shares.

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

We were formed under the laws of the Netherlands and, as such, the rights of holders of our ordinary shares and the civil liability of our directors are governed by Dutch laws and our articles of association. The rights of shareholders under the laws of the Netherlands may differ from the rights of shareholders of companies incorporated in other jurisdictions. Certain of our directors and executive officers and most of our assets and some of the assets of our directors are located outside the United States. As a result, you may not be able to serve process on us or on such persons in the United States or obtain or enforce judgments from U.S. courts against them or us based on the civil liability provisions of the securities laws of the United States. There is doubt as to whether Dutch courts would enforce certain civil liabilities under U.S. securities laws in original actions or enforce claims for punitive damages.

Under our articles of association, we indemnify and hold our directors harmless against all claims and suits brought against them, subject to limited exceptions. Although there is doubt as to whether U.S. courts would enforce such provision in an action brought in the United States under U.S. securities laws, such provision could make enforcing judgments obtained outside of the Netherlands more difficult to enforce against our assets in the Netherlands or jurisdictions that would apply Dutch law.

Rights of a holder of ordinary shares are governed by Dutch law and differ from the rights of shareholders under U.S. law.

We are a public limited liability company incorporated under Dutch law. The rights of holders of ordinary shares are governed by Dutch law and our articles of association. These rights differ from the typical rights of shareholders in U.S. corporations. For example, Dutch law significantly limits the circumstances under which shareholders of Dutch companies may bring an action on behalf of a company.

We do not anticipate paying dividends on our ordinary shares.

We have not previously declared or paid cash dividends and we have no plan to declare or pay any dividends in the near future on our ordinary shares. We currently intend to retain most, if not all, of our available funds and any future earnings to operate and expand our business. Our board of directors has complete discretion as to whether to distribute dividends. Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that our board of directors may deem relevant. The credit agreement relating to our senior secured term loans and senior secured revolving credit facility contains covenants limiting our ability to pay cash dividends.

Warburg Pincus (Bermuda) Private Equity IX, L.P. and its affiliates control approximately 44.3% of our ordinary shares, and this concentration of ownership may have an effect on transactions that are otherwise favorable to our shareholders.

Warburg Pincus (Bermuda) Private Equity IX, L.P. and its affiliates, or Warburg Pincus, beneficially own, in the aggregate, approximately 44.3% of our outstanding ordinary shares. These shareholders could have an effect on matters requiring our shareholders’ approval, including the election of directors. This concentration of ownership also may delay, deter or prevent a change in control, and may make some transactions more difficult or impossible to complete without the support of these shareholders, regardless of the impact of this transaction on our other shareholders. In addition, our securityholders’ agreement, as amended on August 27, 2010, gives TMG, an affiliate of Warburg Pincus, the right to designate three of the eight directors to be nominated to our board of directors for so long as TMG beneficially owns at least 25% of the outstanding shares, two of the eight directors for so long as TMG beneficially owns at least 10% but less than 25% of the outstanding shares and one of the eight directors for so long as TMG beneficially owns at least 5% but less than 10% of the outstanding shares, and we have agreed to use our reasonable best efforts to cause the TMG designees to be elected.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties.

Our U.S. headquarters are located in a 56,000 square foot facility in Bloomington, Minnesota, where we conduct our principal executive, sales and marketing, administrative activities, U.S. distribution and customer service operations. This facility is leased through 2022. Our OrthoHelix operations, which include research and development, distribution, customer service and administrative functions, are located in Medina Ohio. Our primary U.S. research and development operations are based in a 12,200 square foot leased facility in Warsaw, Indiana, with small satellite quality, marketing and research and development offices in Medina, Ohio and San Diego, California.

Our global corporate headquarters are located in Amsterdam, the Netherlands. Outside the United States, our primary manufacturing facilities are in Montbonnot and Grenoble, France; and Macroom, Ireland. In the 112,000 square foot Montbonnot campus, we conduct manufacturing, manufacturing support such as purchasing and engineering, sales and marketing, research and development, quality and regulatory assurance, distribution and administrative functions. In our 84,700 square foot Macroom facilities, we conduct manufacturing operations and manufacturing support such as purchasing, engineering and quality assurance functions. Our pyrocarbon manufacturing is performed at our 9,900 square foot facility in Grenoble, France. In addition, we maintain subsidiary sales offices and distribution warehouses in various countries, including France, Germany, Italy, the Netherlands, Denmark, Switzerland, United Kingdom, Belgium, Japan and Australia. We believe that our facilities are adequate and suitable for their use.

Below is a summary of our material facilities:

Entity	City	State/Country	Owned or Leased	Occupancy	Square Footage	Lease Expiration Date
Tornier, Inc.	Bloomington	Minnesota, United States	Leased	Offices/Warehouse/ Distribution	56,000	01/01/2022
Tornier, Inc	Edina	Minnesota, United States	Leased	Offices	19,100	12/31/2015
Tornier, Inc.	Warsaw	Indiana, United States	Leased	Offices/R&D	12,200	02/28/2015
OrthoHelix Surgical Designs, Inc	Medina	Ohio, United States	Leased	Offices/Warehouse/R&D	19,500	05/31/2014
Tornier SAS	Montbonnot	France	Leased	Offices	15,100	05/31/2022
Tornier SAS	Montbonnot	France	Leased	Warehouse/Distribution/ Offices	19,500	05/31/2022
Tornier SAS	Montbonnot	France	Leased	Offices/R&D	25,500	05/31/2022
Tornier SAS	Montbonnot	France	Owned 51%	Manufacturing/Offices	51,700	09/03/2018
Tornier SAS	Grenoble	France	Leased	Manufacturing/Offices/R&D	9,900	07/22/2012
Tornier Orthopedics Ireland Limited	Dunmanway	Ireland	Owned	Manufacturing/Offices	15,200	N/A
Tornier Orthopedics Ireland Limited	Macroom	Ireland	Leased	Manufacturing/Offices	84,700	12/01/2028

Item 3. Legal Proceedings.

A description of our legal proceedings in Note 19 of our consolidated financial statements included in this report is incorporated herein by reference.

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

	High	Low
Fiscal year 2012
First Quarter	$25.84	$17.25
Second Quarter	$25.91	$19.21
Third Quarter	$23.02	$17.15
Fourth Quarter	$20.49	$14.53
Fiscal year 2011
First Quarter (commencing on February 3, 2011)	$20.28	$17.80
Second Quarter	$29.38	$18.31
Third Quarter	$29.93	$19.58
Fourth Quarter	$24.42	$16.69

Holders

As of February 24, 2013 there were 111 holders of record of our ordinary shares.

Dividends

We currently intend to retain all future earnings for the operation and expansion of our business. We do not anticipate declaring or paying cash dividends on our ordinary shares in the foreseeable future. Any payment of cash dividends on our ordinary shares will be at the discretion of our board of directors and will depend upon our results of operations, capital requirements, contractual restrictions and other factors deemed relevant by our board of directors. The credit agreement relating to our senior secured term loans and senior secured revolving credit facility contains covenants limiting our ability to pay cash dividends.

Purchases of Equity Securities by the Company

None.

Recent Sales of Unregistered Securities

During the fourth fiscal quarter ended December 30, 2012, we did not issue any ordinary shares or other equity securities of our company that were not registered under the Securities Act of 1933, as amended, except for the issuance of an aggregate of 1,941,270 ordinary shares to former stockholders and other equity holders of OrthoHelix in connection with our purchase of OrthoHelix. The issuance of such shares was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and Regulation D promulgated thereunder, based upon appropriate representations and certifications that we obtained from each OrthoHelix stockholder, option holder and warrant holder receiving ordinary shares.

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

Through December 30, 2012, we used approximately $116.1 million (€86.4 million) of the net proceeds from the offering to repay all of the outstanding indebtedness under our notes payable, including accrued interest thereon. Additionally, through December 30, 2012, we used $9.1 million of the net proceeds from the offering to purchase instruments and implants and $16.8 million to reduce our short-term borrowings under our lines of credit. The majority of the $116.1 million used to repay the outstanding indebtedness under our notes payable, including accrued interest thereon, and none of the $9.1 million used to purchase instruments and implants or $16.8 million used to reduce our short-term borrowings under our various lines of credit were paid to certain of our directors and officers, or their associates, to persons owning ten percent or more of our outstanding ordinary shares and other affiliates of ours. We expect to use the remaining net proceeds for general corporate purposes. Pending the uses described above, we have invested the remaining net proceeds in a variety of short-term, interest-bearing, time deposits. There has been no material change in the planned use of proceeds from the offering from that described in the final prospectus dated February 2, 2011 filed by us with the SEC pursuant to Rule 424(b)(1).

Comparison of Total Stockholder Returns

The graph below compares the cumulative total shareholder returns for the period from February 3, 2011, the date of our initial public offering, to December 30, 2012, for our ordinary shares, an index composed of U.S. companies whose stock is listed on the NASDAQ Global Select Market (the NASDAQ U.S. Companies Index), and an index consisting of NASDAQ-listed companies in the surgical, medical and dental instruments and supplies industry (the NASDAQ Medical Equipment Companies Index). The graph assumes that $100.00 was invested on February 3, 2011, in our ordinary shares, the NASDAQ U.S. Companies Index and the NASDAQ Medical Equipment Companies Index, and that all dividends were reinvested. Total returns for the two NASDAQ indices are weighted based on the market capitalization of the companies included therein. Historic stock price performance is not indicative of future stock price performance. We do not make or endorse any prediction as to future share price performance.

	February 3, 2011	January 1, 2012	December 30, 2012
Tornier N.V.	100.00	99.72	90.50
NASDAQ U.S. Companies Index	100.00	97.07	118.30
NASDAQ Medical Equipment Companies Index	100.00	106.85	111.32

The above stock performance graph shall not be deemed to be “filed” with the Securities and Exchange Commission or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended. Notwithstanding anything to the contrary set forth in any of Tornier’s previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings, including this annual report on Form 10-K, in whole or in part, the above stock performance graph shall not be incorporated by reference into any such filings.

Item 6. Selected Financial Data.

The following tables set forth certain of our selected consolidated financial data as of the dates and for the years indicated. The selected consolidated financial data was derived from our consolidated financial statements. The audited consolidated financial statements as of December 30, 2012 and January 1, 2012, and for the three years in the period ended December 30, 2012 are included elsewhere in this report. The audited consolidated financial statements as of January 2, 2011, December 27, 2009 and December 28, 2008 and for the years ended December 27, 2009 and December 28, 2008 are not included in this report. Historical results are not necessarily indicative of the results to be expected for any future period. These tables are presented in thousands, except per share data.

Our fiscal year-end is generally determined on a 52-week basis and always falls on the Sunday nearest to December 31. Every few years, it is necessary to add an extra week to the year making it a 53-week period in order to have our year end fall on the Sunday nearest to December 31. For example, the year ended January 2, 2011 includes an extra week of operations relative to the years ended December 30, 2012 and January 1, 2012. The extra week was added in the first quarter of the year ended January 2, 2011, making the first quarter 14 weeks in length, as opposed to 13 weeks in length.

	Year ended
	December 30, 2012	January 1, 2012	January 2, 2011	December 27, 2009	December 28, 2008
Statement of Operations Data:
Revenue	$277,520	$261,191	$227,378	$201,462	$177,370
Cost of goods sold	81,918	74,882	63,437	54,859	45,500

Gross profit	195,602	186,309	163,941	146,603	131,870
Selling, general and administrative	170,447	161,448	149,175	136,420	128,612
Research and development	22,524	19,839	17,896	18,120	20,635
Amortization of intangible assets	11,721	11,282	11,492	15,173	11,186
Special charges	19,244	892	306	1,864	—

Operating loss	(28,334)	(7,152)	(14,928)	(24,974)	(28,563)
Interest income	338	550	223	250	210
Interest expense	(3,733)	(4,326)	(21,805)	(19,917)	(11,381)
Foreign currency transaction (loss) gain	(473)	193	(8,163)	3,003	1,701
Loss on extinguishment of debt	(593)	(29,475)	—	—	—
Other non-operating income (expense)	116	1,330	43	(28,461)	(1,371)

Loss before income taxes	(32,679)	(38,880)	(44,630)	(70,099)	(39,404)
Income tax benefit	10,935	8,424	5,121	14,413	5,227

Consolidated net loss	(21,744)	(30,456)	(39,509)	(55,686)	(34,177)
Net loss attributable to noncontrolling interest	—	—	(695)	(1,067)	(1,173)

Net loss attributable to Tornier	(21,744)	(30,456)	(38,814)	(54,619)	(33,004)
Accretion of noncontrolling interest	—	—	(679)	(1,127)	(3,761)

Net loss attributable to ordinary shareholders	$(21,744)	$(30,456)	$(39,493)	$(55,746)	$(36,765)

Weighted-average ordinary shares outstanding: basic and diluted	40,064	38,227	27,770	24,408	23,930
Net loss per share: basic and diluted	$(0.54)	$(0.80)	$(1.42)	$(2.28)	$(1.54)

Balance Sheet Data:
Cash and cash equivalents	$31,108	$54,706	$24,838	$37,969	$21,348
Other current assets	166,210	144,166	148,376	133,179	122,167
Total assets	654,227	511,700	491,178	520,187	475,967
Total liabilities	218,148	110,240	220,939	277,140	212,442
Noncontrolling interest	—	—	—	23,259	23,200
Total shareholders’ equity	436,079	401,460	270,239	219,788	240,325
Other Financial Data:
Net cash provided by (used in) operating activities	$14,431	$23,166	$2,889	$2,291	$(19,482)
Net cash used in investing activities	(125,795)	(29,475)	(22,853)	(31,104)	(43,314)
Net cash provided by financing activities	86,666	39,110	7,427	44,857	66,487
Depreciation and amortization	30,232	28,317	27,038	29,732	22,331
Capital expenditures	(23,290)	(26,333)	(20,525)	(23,448)	(31,622)
Effect of exchange rate changes on cash and cash equivalents	1,100	(2,933)	(594)	577	310

Note: The results included above as of December 30, 2012 and for the year ended December 30, 2012 include the results of OrthoHelix Surgical Designs Inc. from October 4, 2012 (date of acquisition) to December 30, 2012.

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

Basis of Presentation

Our fiscal year-end is generally determined on a 52-week basis and always falls on the Sunday nearest to December 31. Every few years, it is necessary to add an extra week to the year making it a 53-week period in order to have our year end fall on the Sunday nearest to December 31. For example, the year ended January 2, 2011 (2010) includes an extra week of operations relative to the years ended December 30, 2012 (2012) and January 1, 2012 (2011). The extra week was added in the first quarter of the year ended January 2, 2011, making the first quarter 14 weeks in length, as opposed to 13 weeks in length.

Overview

We are a global medical device company focused on surgeons that treat musculoskeletal injuries and disorders of the shoulder, elbow, wrist, hand, ankle and foot. We refer to these surgeons as extremity specialists. We sell to this extremity specialist customer base a broad line of joint replacement, trauma, sports medicine and biologic products to treat extremity joints. Our motto of “specialists serving specialists” encompasses this focus. In certain international markets, we also offer joint replacement products for the hip and knee. We currently sell approximately 100 product lines in approximately 40 countries.

We believe we are differentiated by our full portfolio of upper and lower extremity products, our focused extremity-focused sales organization and our strategic focus on extremities. We further believe that we are well positioned to benefit from the opportunities in the extremity products marketplace, primarily in the shoulder and ankle joint replacement markets and also the foot and ankle trauma market with our acquisition of OrthoHelix. We also have expanded our technology base and product offering to include: new joint replacement products based on new materials; improved trauma products based on innovative designs; and proprietary biologic materials for soft tissue repair. In the United States, which is the largest orthopaedic market, we believe that our “specialists serving specialists” market approach is strategically aligned with what we believe is an ongoing trend in orthopaedics for surgeons to specialize in certain parts of the anatomy or certain types of procedures.

Our principal products are organized in four major categories: upper extremity joints and trauma, lower extremity joints and trauma, sports medicine and biologics, and large joints and other. Our upper extremity joints and trauma products include joint replacement and bone fixation devices for the shoulder, hand, wrist and elbow. Our lower extremity joints and trauma products, which include our OrthoHelix portfolio, include joint replacement and bone fixation devices for the foot and ankle. Our sports medicine and biologics product category includes products used across several anatomic sites to mechanically repair tissue-to-tissue or tissue-to-bone injuries, in the case of sports medicine, or to support or induce remodeling and regeneration of tendons and ligaments, in the case of biologics. Our large joints and other products include hip and knee joint replacement implants and ancillary products.

In the United States, we sell products from our upper extremity joints and trauma, lower extremity joints and trauma, and sports medicine and biologics product categories; we do not currently market large joints in the United States. While we market our products to extremity specialists, our revenue is generated from sales to healthcare institutions and distributors. In the United States, we currently sell through our legacy Tornier and OrthoHelix sales channels, which both consist of independent commission-based sales agencies, with variations based upon individual territories. As we integrate OrthoHelix, we plan to organize our sales channels to focus on upper extremities and lower extremities to allow us to increase our selling opportunities by improving our overall procedure coverage, leveraging our entire product portfolio, and accessing new specialists and accounts. Although this may result in some disruption our U.S. distribution channels, we believe that this strategy will be a significant competitive advantage longer term. Internationally, we sell our full product portfolio, including upper extremity joints and trauma, lower extremity joints and trauma, sports medicine and biologics and large joints. We utilize several distribution approaches depending on the individual market requirements, including direct sales organizations in the largest European markets, Australia, Japan and Canada and independent distributors for most other international markets. As we receive required regulatory approvals, we will begin to selectively introduce the OrthoHelix product portfolio into select international markets. In 2012, we generated revenue of $277.5 million, of which 56% was in the United States and 44% of which was international.

OrthoHelix Acquisition

On October 4, 2012, we acquired OrthoHelix Surgical Designs, Inc (OrthoHelix). In the transaction, we paid consideration consisting of $100.4 million cash and 1,941,270 of our ordinary shares (which was determined to be equal to $35 million divided by the average closing sale price per ordinary share during the five trading days immediately prior to and after the date of our initial public announcement of the merger agreement). In addition, we agreed to make additional earn-out payments in cash of up to an aggregate of $20.0 million based upon our sales of lower extremity joints and trauma products during fiscal years 2013 and 2014. Of the transaction consideration, $10.0 million in cash remains in an escrow account to fund payment obligations with respect to post-closing indemnification obligations of OrthoHelix’s former equity holders. In addition, a portion of the earn-out payments are subject to certain rights of set-off for post-closing indemnification obligations of OrthoHelix’s equity holders.

In addition, and as part of the OrthoHelix transaction, on October 4, 2012, we and our U.S. operating subsidiary, Tornier, Inc. (Tornier USA), entered into a credit agreement with Bank of America, N.A., as administrative agent, SG Americas Securities, LLC, as syndication agent, BMO Capital Markets and JPMorgan Chase Bank, N.A., as co-documentation agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated and SG Americas Securities, LLC, as joint lead arrangers and joint bookrunners, and the other lenders party thereto. The credit agreement provides for an aggregate credit commitment to Tornier USA, as borrower, of $145.0 million, consisting of: (1) a senior secured term loan facility to Tornier USA denominated in dollars in an aggregate principal amount of up to $75.0 million; (2) a senior secured term loan facility to Tornier USA denominated in euros in an aggregate principal amount of up to the U.S. dollar equivalent of $40.0 million; and (3) a senior secured revolving credit facility to Tornier USA denominated at the election of Tornier USA, in U.S. dollars, euros, pounds sterling and yen in an aggregate principal amount of up to the U.S. dollar equivalent of $30.0 million. Funds available under the revolving credit facility may be used for general corporate purposes. The borrowings under the credit facility were used to pay the consideration for the OrthoHelix acquisition, and fees, costs and expenses incurred in connection with the OrthoHelix acquisition and the credit agreement and to repay prior existing indebtedness. The credit agreement contains customary covenants, including financial covenants which require us to maintain minimum interest coverage, annual capital expenditure limits and maximum total net leverage ratios, as well as customary events of default. The obligations under the credit agreement are guaranteed by us, Tornier USA and certain other of our subsidiaries, and subject to certain exceptions, are secured by a first priority security interest in substantially all of our assets and the assets of certain of our existing and future subsidiaries of Tornier.

Facilities Consolidation Initiative

We recently implemented a facilities consolidation initiative pursuant to which we consolidated a number of our facilities in France, Ireland and the United States. The facilities consolidation initiative was driven by our strategy to drive operational productivity and to realize operating costs savings beginning in 2013. Under the initiative, we consolidated our Dunmanway, Ireland manufacturing facility into our Macroom, Ireland manufacturing facility and our St. Ismier, France manufacturing facility into our existing Montbonnot, France manufacturing facility. We also leased a new facility located in Bloomington, Minnesota to use as our U.S. business headquarters and consolidated our Minneapolis-based marketing, training, regulatory, clinical, supply chain and corporate functions with our Stafford, Texas-based distribution operations. With the completion of the U.S. consolidation in the fourth quarter of 2012, the global facilities consolidation initiative has been concluded. For the year ended December 30, 2012, we recognized a pretax charge of $6.4 million related to the global facilities consolidation initiative. Any remaining payments related to the charges taken as part of the initiative will be paid in 2013. For further discussion, please refer to Note 18 to our consolidated financial statements.

Medical Device Tax

An excise tax of 2.3% on the sale, lease, rental or use of certain medical devices was mandated by the 2010 health care reform legislation and went into effect January 1, 2013. The excise tax applies to manufacturers, producers and importers of taxable medical devices. The excise tax generally is based on the medical device’s wholesale price and is imposed on the manufacturer or importer when the taxable device is first sold, leased, rented or used by the manufacturer or importer. A taxable device generally is considered sold, for purposes of the excise tax, when title passes from the manufacturer to the purchaser. The tax could create a risk up to 2.3% of our United States revenue.

Foreign Currency Exchange Rates

A substantial portion of our business is located outside the United States and as a result we generate revenue and incur expenses denominated in currencies other than the U.S. dollar. As a result, fluctuations in the value of foreign currencies relative to the U.S. Dollar can impact our operating results. The majority of our operations denominated in currencies other than the U.S. dollar are denominated in Euros. In the years ended December 30, 2012 and January 1, 2012, approximately 44% and 46% of our revenue was denominated in foreign currencies. As a result, our revenue can be significantly impacted by fluctuations in foreign currency exchange rates. We expect that foreign currencies will continue to represent a similarly significant percentage of our revenue in the future. Selling, marketing and administrative costs related to these sales are largely denominated in the same foreign currencies, thereby limiting our foreign currency transaction risk exposure. In addition, we also have significant levels of other selling, general and administrative expenses and research and development expenses denominated in foreign currencies. We, therefore, believe that the risk of a significant impact on our earnings from foreign currency fluctuations is mitigated to some extent.

A substantial portion of the products we sell in the United States are manufactured in countries where costs are incurred in Euros. Fluctuations in the Euro to U.S. dollar exchange rate will have an impact on the cost of the products we manufacture in those countries, but we would not likely be able to change our U.S. dollar selling prices of those same products in the United States in response to those cost fluctuations. As a result, fluctuations in the Euro to U.S. dollar exchange rates could have a significant impact on our gross profit in future periods in which that inventory is sold. Impacts associated with fluctuations in foreign currency exchange rates are discussed in more detail under “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”

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

Revenue

We derive our revenue from the sale of medical devices that are used by orthopaedic surgeons who treat diseases and disorders of extremity joints including the shoulder, elbow, wrist, hand, ankle and foot, and large joint, including the hip and knee. We report our sales in four primary product categories: upper extremity joints and trauma, lower extremity joints and trauma, sports medicine and biologics, and large joints and other. Our revenue is generated from sales to two types of customers: healthcare institutions and distributors, with sales to healthcare institutions representing a majority of our revenue. In the United States, we sell through a focused sales channel consisting of a network of mostly independent commission-based sales agencies, with some direct sales organizations in certain territories. Internationally, in select markets, we sell our full product portfolio, including upper extremity joints and trauma, lower extremity joints and trauma, sports medicine and biologics and large joints. Revenue from sales to healthcare institutions is recognized at the time of surgical implantation. We generally record revenue from sales to our distributors at the time the product is shipped to the distributor. These distributors, who sell the products to their customers, take title to the products and assume all risks of ownership at the time of shipment. Our distributors are obligated to pay within specified terms regardless of when, if ever, they sell the products. We charge our customers for shipping and record shipping revenue as part of revenue.

Cost of Goods Sold

We manufacture a majority of the products that we sell. Our cost of goods sold consists primarily of direct labor, manufacturing overhead, raw materials and components, and excludes amortization of intangible assets, which is presented as a separate component of operating expenses. A portion of the products we sell are manufactured by third parties, and our cost of goods sold for those products consists primarily of the price invoiced to us by our third-party vendors. Cost of goods sold also includes share-based compensation expenses related to individuals whose salaries are also included within this category. All of our internal manufacturing facilities are located in Europe and the related manufacturing costs are incurred in Euro. As a result, the cost of goods sold for our products manufactured in Europe and then sold in the United States and other geographies with functional currencies other than the Euro is subject to foreign currency exchange rate fluctuations, which can impact our gross profits.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist of both variable components, which fluctuate based on our revenues, and non-variable components, which do not fluctuate based on our revenues. Our variable selling costs consist primarily of commissions paid to our independent sales agencies used in the United States and some other countries to generate sales, royalties based on certain product sales and freight expense we pay to ship our products to customers. Our non-variable sales costs consist primarily of salaries, personnel costs, including share-based compensation and other support costs related to the selling, marketing and support of our products as well as trade shows, promotions and physician training. Selling, general and administrative expenses also include the cost of distributing our products, which includes the operating costs and certain administrative costs related to our various worldwide sales and distribution operations. We provide surgical instrumentation to our customers for use during procedures involving our products. There are no contractual arrangements related to our customers’ use of our surgical instrumentation and we do not charge a fee for providing access to the related instrumentation. We record surgical instrumentation on our balance sheet as a long-lived asset. The depreciation expense related to our surgical instrumentation is included in sales, general and administrative expenses. Additionally, expenses for our executive, finance, legal, compliance, administrative, information technology and human resource departments are included in selling, general and administrative expenses, as well as the U.S. Medical Device Excise tax which was effective on January 1, 2013.

Research and Development Expenses

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

Amortization of Intangible Assets

Our intangible assets include developed technology, customer relationships, trademarks and trade names and other identified intangibles as a result of business acquisitions. In addition, intangible assets also include purchases of intellectual property including patents, license rights and customer lists, among other things. The amortization expenses related to these items is recorded in amortization of intangible assets within operating expenses.

Special Charges

Special charges are recorded as a separate line item within our operating expenses on the consolidated statement of operations and include operating expenses directly related to business combinations and related integration activities, restructuring initiatives, management exit costs, and certain other items that are typically infrequent in nature and that affect the comparability and trend of operating results.

Interest Income

Interest income reflects interest associated with both our cash held at financial institutions and highly liquid investments with maturities of three months or less.

Interest Expense

Interest expense reflects interest associated with our senior secured term loans, revolving line of credit, mortgage-related debt and capital leases. We also accrete interest expense on our earnout liabilities related to previous business acquisitions.

Foreign Currency Transaction (Loss) Gain

Foreign currency transaction (loss) gain consists primarily of foreign currency gains and losses on transactions denominated in a currency other than the functional currency of the related entity. Our foreign currency transactions primarily consist of foreign currency denominated cash, liabilities and intercompany receivables and payables.

Other Non-Operating Income (Expense)

Other non-operating income (expense) primarily relates to the results of transactions that are not directly associated with the results of our ongoing primary operating activities.

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

	Year ended
	December 30, 2012		January 1, 2012		January 2, 2011
Statements of Operations Data:
Revenue	$277,520	100%	$261,191	100%	$227,378	100%
Cost of goods sold	81,918	30	74,882	29	63,437	28

Gross profit	195,602	70	186,309	71	163,941	72
Selling, general and administrative	170,447	61	161,448	62	149,175	66
Research and development	22,524	8	19,839	8	17,896	8
Amortization of intangible assets	11,721	4	11,282	4	11,492	5
Special charges	19,244	7	892	0	306	0

Operating loss	(28,334)	(10)	(7,152)	(3)	(14,928)	(7)
Interest income	338	0	550	0	223	0
Interest expense	(3,733)	(1)	(4,326)	(2)	(21,805)	(10)
Foreign currency transaction (loss) gain	(473)	(0)	193	0	(8,163)	(4)
Loss on extinguishment of debt	(593)	(0)	(29,475)	(11)	—	—
Other non-operating income	116	0	1,330	1	43	0

Loss before income taxes	(32,679)	(12)	(38,880)	(15)	(44,630)	(20)
Income tax benefit	10,935	4	8,424	3	5,121	2

Consolidated net loss	(21,744)	(8)	(30,456)	(12)	(39,509)	(17)
Net loss attributable to noncontrolling interest	—	—	—	—	(695)	0

Net loss attributable to Tornier	(21,744)	(8)	(30,456)	(12)	(38,814)	(17)
Accretion of noncontrolling interest	—	—	—	—	(679)	0

Net loss attributable to ordinary shareholders	$(21,744)	(8)%	$(30,456)	(12)%	$(39,493)	(17)%

The following tables set forth, for the periods indicated, our revenue by product category and geography expressed as dollar amounts and the changes in revenue between the specified periods expressed as percentages:

Revenue by Product Category

	Year ended			Percent change
	December 30, 2012	January 1, 2012	January 2, 2011	2012/ 2011	2011/ 2010	2012/ 2011	2011/ 2010
	($ in thousands)			(as stated)		(constant currency)
Upper extremity joints and trauma	$175,242	$164,064	$139,175	7%	18%	9%	16%
Lower extremity joints and trauma	34,109	26,033	23,629	31	10	33	8
Sports medicine and biologics	15,526	14,779	13,210	5	12	7	10

Total extremities	224,877	204,876	176,014	10	16	12	14
Large joints and other	52,643	56,315	51,364	(7)	10	1	4

Total	$277,520	$261,191	$227,378	6%	15%	9%	12%

Revenue by Geography

	Year ended			Percent change
	January 1, 2012	January 1, 2012	January 2, 2011	2012/ 2011	2011/ 2010	2012/ 2011	2011/ 2010
	($ in thousands)			(as stated)		(constant currency)
United States	$156,750	$141,496	$127,762	11%	11%	11%	11%
International	120,770	119,695	99,616	1	20	8	14

Total	$277,520	$261,191	$227,378	6%	15%	9%	12%

Year Ended December 30, 2012 (2012) Compared to Year Ended January 1, 2012 (2011)

Revenue. Revenue increased by 6% to $277.5 million in 2012 from $261.2 million in 2011 as a result of increased sales in all of our extremities categories, partially offset by a decrease in sales of large joints and other due primarily to the negative impact of foreign currency exchange rates. The growth experienced in the extremities categories was driven primarily by increased demand, product expansion and our acquisition of OrthoHelix. Excluding the negative impacts of foreign currency exchange rate fluctuations of approximately $8.1 million, principally due to the performance of the U.S. dollar against the Euro, on a constant currency basis, our revenue grew by 9%.

Revenue by product category. Revenue in upper extremity joints and trauma increased by 7% to $175.2 million in 2012 from $164.1 million in 2011, primarily as a result of the continued increase in sales of our Aequalis reversed and Aequalis Ascend shoulder products, and to a lesser degree, our Simpliciti shoulder products. We believe that increased sales of our Aequalis reversed shoulder products resulted from continued market growth in shoulder replacement procedures and continued market movement towards reversed shoulder replacement procedures. We also saw an increase in sales of our Aequalis Ascend shoulder products which continued to gain share in the shoulder replacement market. Included in the upper extremity joints and trauma revenue for 2012 was $0.2 million of incremental revenue from our acquisition of OrthoHelix. Offsetting these increases was the negative impact of foreign currency exchange rate fluctuations of $3.4 million. Excluding the impacts of foreign currency exchange rates, revenue in upper extremity joints and trauma increased by 9%. Revenue in our lower extremity joints and trauma increased by 31% to $34.1 million in 2012 from $26.0 million in 2011, primarily due to $7.8 million in incremental revenue from our acquisition of OrthoHelix. Revenue in sports medicine and biologics increased by 5% to $15.5 million in 2012 from $14.8 million in 2011. This increase was primarily attributable to increased sales of our anchor and suture products internationally, partially offset by a decrease in revenue of our biologics products. Biologics revenue primarily consisted of sales of our Conexa product. The market for this type of biologic product had been declining recently due to difficulties in reimbursement and a lack of supporting clinical data. We have been focused on providing the market additional clinical information related to our Conexa product and have seen revenue growth in recent periods. Revenue from large joints and other decreased by 7% to $52.6 million in 2012 from $56.3 million in 2011 primarily related to negative foreign currency exchange rate fluctuations of $4.0 million. Excluding the impact of foreign currency exchange rate fluctuations, our large joints and other product revenue increased 1% on a constant currency basis in 2012 compared to 2011. We believe the market growth of large bones products is lower than extremities products and would expect this trend to continue in the near future.

Revenue by geography. Revenue in the United States increased by 11% to $156.8 million in 2012 from $141.5 million in 2011. While the United States revenue was negatively affected by certain distribution channel changes made during 2012, overall United States revenue increased as a result of the incremental revenue from our OrthoHelix acquisition and increases in sales in upper extremity joints and trauma products. Included in the United States revenue was $8.0 million in incremental revenue from our OrthoHelix acquisition. International revenue increased slightly to $120.8 million in 2012 from $119.7 million in 2011. International revenue was negatively impacted by foreign currency exchange rate fluctuations of approximately $8.1 million, principally due to the performance of the U.S. dollar against the Euro. Excluding the impact of foreign currency exchange rate fluctuations, our international revenue grew by 8% on a constant currency basis. This increase was primarily due to increased revenue in France, Australia, the United Kingdom and the Netherlands as a result of increased demand.

Cost of goods sold. Our cost of goods sold increased by 9% to $81.9 million in 2012 from $74.9 million in 2011. As a percentage of revenue, cost of goods sold increased to 30% in 2012 from 29% in 2011, primarily due to a higher level of excess and obsolete inventory charges including $3.0 million related to product rationalization initiatives as a result of our acquisition of OrthoHelix. Additionally, cost of goods sold in 2012 included approximately $2.0 million in fair value adjustments related to inventory acquired in our acquisitions of OrthoHelix and our exclusive stocking distributor in Belgium and Luxembourg. Our cost of goods sold and corresponding gross profit as a percentage of revenue can be expected to fluctuate in future periods depending upon certain factors, including, among others, changes in our product sales mix and prices, distribution channels and geographies, manufacturing yields, plans for insourcing some previously outsourced production activities, inventory reserves required, levels of production volume and fluctuating inventory costs due to changes in foreign currency exchange rates since the period they were manufactured. In addition, we expect an increase over the next year in the level of our cost of goods sold from the sell through of inventory acquired from business combinations.

Selling, general and administrative. Our selling, general and administrative expenses increased by 6% to $170.4 million in 2012 from $161.4 million in 2011. As a percentage of revenue, selling, general and administrative expenses remained consistent at 62% in 2012 and 2011. The increase in total selling, general and administrative expenses was primarily a result of $3.4 million of additional variable selling expenses including commissions, royalties and freight expenses due to increased revenue. Selling, general and administrative expenses also increased compared to 2011 as a result of increased instrument depreciation, sales management costs and costs related to information technology, partially offset by a decrease in expenses related to certain management incentives. These items were partially offset by the favorable impact of foreign currency exchange rate fluctuations of $6.1 million. We expect an increase in our 2013 selling, general and administrative expenses as a result of the U.S. Medical Device Excise tax, which was effective on January 1, 2013.

Research and development. Research and development expenses increased by 14% to $22.5 million in 2012 from $19.8 million in 2011. As a percentage of revenue, research and development expenses remained consistent with the prior year period at 8%. The increase in total research and development expense of $2.7 million was primarily due to increased clinical study related expenses, an increased level of expenses on certain shoulder related development projects including the Ascend Flex convertible shoulder, certain biologics related development projects and increased personnel related expenses. These items were partially offset by the favorable impact of foreign currency exchange rate fluctuations of $0.8 million and a decrease in expenses related to certain management incentives. We anticipate that research and development expense will not remain at our current levels.

Amortization of intangible assets. Amortization of intangible assets increased by 4% to $11.7 million in 2012 from $11.3 million in 2011, primarily as a result of the amortization of intangible assets recorded through our acquisition of OrthoHelix and the acquisition of our exclusive stocking distributor in Belgium and Luxembourg in 2012, partially offset by the complete amortization of certain license related intangible assets that were fully amortized in 2011.

Special charges. Special charges were $19.2 million in 2012 compared to $0.9 million in 2011. Special charges in 2012 included approximately $6.4 million of expense related to our facilities consolidation initiative. The $6.4 million is comprised of employee-benefit related expenses including severance and retention of terminated employees in the U.S., moving and transportation expenses, impairment charges on fixed assets related to the impacted facilities of Stafford, Texas and Dunmanway, Ireland, lease termination costs related to the Edina, Minnesota facility, professional fees and other expenses. Also included in special charges in 2012 is approximately $2.0 million of bad debt expense related to the termination of a distributor and worsening general economic conditions in Italy, $1.4 million of expense related to certain distribution changes in the U.S. and internationally, $3.5 million of integration costs related to our acquisitions of OrthoHelix and our exclusive stocking distributor in Belgium and Luxembourg, $1.2 million of expense related to management exit costs including the departures of our former Chief Executive Officer and Global Chief Financial Officer and $4.7 million of intangible impairment charges. For 2011, the $0.9 million of special charges were primarily related to severance costs from management organizational changes in 2011. See Note 13 to our consolidated financial statements for further details on the facilities consolidation initiative and other special charges. We expect to continue to record special charges in 2013 aggregating to approximately $10 million to $12 million, primarily related to inventory step-up, the integration of OrthoHelix and transitions within our U.S. distribution channel.

Interest income. Our interest income decreased by 38% to $0.3 million in 2012 from $0.6 million in 2011, primarily as a result of lower average levels of cash held and decreased average interest rates in 2012 compared to 2011.

Interest expense. Our interest expense decreased by 14% to $3.7 million in 2012 from $4.3 million in 2011 due primarily to the repayment of our notes payable in February 2011. Our interest expense for 2012 related primarily to the interest paid on our term loans, mortgages, and prior lines of credit and overdraft arrangements. We anticipate an increase in our interest expense in future periods as a result of the establishment of a new credit facility in late 2012, which was used to fund our acquisition of OrthoHelix, that significantly increased our total debt. In addition, we expect to accrete additional interest expense on the OrthoHelix earn-out liabilities.

Foreign currency transaction (loss) gain. We recognized $0.5 million of foreign currency transaction losses in 2012 compared to $0.2 million of foreign currency transaction gains in 2011. Foreign currency gains and losses are recognized when a transaction is denominated in a currency other than the subsidiary’s functional currency and are primarily attributable to foreign currency exchange rate fluctuations on foreign currency denominated intercompany payables and receivables.

Loss on extinguishment of debt. We recognized a $0.6 million loss on the extinguishment of debt in 2012 as a result of penalties incurred upon repayment of certain portions of our European debt. We were required to pay-off all existing debt prior to entering into the senior secured term loans that were used to finance our acquisition of OrthoHelix. See Note 8 to our consolidated financial statements for further details. In 2011, we recognized a $29.5 million loss on extinguishment of debt due to the repayment of our notes payable. Our notes payable were issued in 2008 and 2009 together with warrants to purchase ordinary shares of our company. At the time of issuance, we recognized the estimated fair value of the warrants as a warrant liability with an offsetting debt discount to reduce the carrying value of the notes payable to the estimated fair value at the time of issuance. This debt discount was then amortized as additional interest expense over the term of the notes. At the time of repayment in the first quarter of 2011, we recognized the remaining unamortized portion of the discount as a loss on the extinguishment of debt. See Note 7 to our consolidated financial statements for further discussion of the accounting treatment of the notes payable and related warrants.

Other non-operating income. Our other non-operating income decreased to $0.1 million in 2012 from $1.3 million in 2011. The $1.3 million related to 2011 was primarily due to the recognition of a gain related to the resolution of our contingent liability recorded as a part of our acquisition of C2M Medical Inc.

Income tax benefit. Our effective tax rate was 33.5% in 2012 and 21.6% in 2011, respectively. The change in our effective tax rate from 2011 to 2012 primarily relates to the relative percentage of our pre-tax income from operations in countries with related income tax expense compared to operations in countries in which we have pre-tax losses but for which we record a valuation allowance against deferred tax assets, and thus, cannot recognize income tax benefits. In connection with the acquisition of OrthoHelix in 2012, we recorded deferred tax liabilities of $11.9 million, which included $10.7 million related to amortizable intangible assets and $1.2 million related to indefinite-lived acquired in-process research and development. The deferred tax liabilities of $10.7 million related to the amortizable intangibles reduces our net deferred tax assets by a like amount and in a manner that provides predictable future taxable income over the asset amortization period. As a result, we reduced our pre-acquisition deferred tax asset valuation allowance in 2012 by $10.7 million, which has been reflected as an income tax benefit in our consolidated statements of operations. Although the deferred tax liability of $1.2 million related to acquired in-process research and development also reduces our net deferred tax assets by a like amount, it does so in a manner that does not provide predictable future taxable income because the related asset is indefinite-lived. Therefore, the deferred tax asset valuation allowance was not reduced as a result of this item. As a result, our income tax benefit increased to $10.9 million for the year ended December 30, 2012 compared to an income tax benefit of $8.4 million in 2011. Given our history of operating losses, we do not generally record a provision for income taxes in the United States and certain of our European geographies.

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

Revenue by product category. Revenue in upper extremity joints and trauma product category increased by 18% to $164.1 million in 2011 from $139.2 million in 2010 primarily as a result of an increase in sales of our Aequalis Reverse and Aequalis Ascend shoulder products. We believe that increased sales of our Aequalis shoulder products resulted from market growth in shoulder replacement procedures and market movement towards reversed shoulder replacement procedures. We also saw an increase in sales of our Ascend shoulder product which gained share in the shoulder replacement market. Revenue in our lower extremity joints and trauma increased by 10% to $26.0 million for 2011 from $23.6 million for 2010, primarily due to increased sales in our ankle replacement products in both the United States and internationally and increased sales of our ankle fusion product in the United States due to expanded instrument set availability. Revenue in sports medicine and biologics increased by 12% to $14.8 million for 2011 from $13.2 million for 2010. This increase was attributable to an increase in international sales of our sports medicine product lines. Revenue from large joints and other increased by 10% to $56.3 million for 2011 from $51.4 million for 2010. Our large joint and other revenue increase was primarily due to an increased level of sales in our hip and knee product lines in France, in addition to $2.7 million of favorable impact from changes in foreign currency exchange rates.

Revenue by geography. Revenue in the United States increased by 11% to $141.5 million in 2011 from $127.8 million in 2010, primarily driven by an increase in sales in upper extremities joints and trauma products. International revenue increased by 20% to $119.7 million in 2011 from $99.6 million in 2010. Our international revenue was positively impacted by approximately $6.6 million in 2011 as a result of foreign currency exchange rate fluctuations, principally due to the performance of the U.S. dollar against the Euro. Excluding the impact of foreign currency exchange rate fluctuations, our international revenue increased by 14% in 2011, primarily due to increased revenue in France, Australia and Germany; however, nearly all of our international markets experienced constant currency revenue growth during 2011.

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

Special charges. Special charges increased to $0.9 million for 2011 compared to $0.3 million for 2010. This increase was primarily related to severance costs from management organizational changes in 2011.

Interest income. Our interest income increased 147% to $0.5 million in 2011 from $0.2 million in 2010 as a result of an increase in cash from the net proceeds from our initial public offering in February 2011.

Interest expense. Our interest expense decreased by 80% to $4.3 million in 2011 from $21.8 million in 2010 as a result of the repayment of our notes payable in February 2011. Our notes payable carried an 8% stated interest rate and were recorded at a discount because they were issued together with warrants. The discount on our notes payable was previously also amortized as additional interest expense. As a result, the existence of our notes payable in prior periods caused a much higher level of interest expense. Other interest expense related to the interest paid on our term loans, mortgages, and existing lines of credit.

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

Loss on extinguishment of debt. We recognized a $29.5 million loss on extinguishment of debt in 2011 due to the repayment of our notes payable. Our notes payable were issued in 2008 and 2009 together with warrants to purchase ordinary shares of the company. At the time of issuance, we recognized the estimated fair value of the warrants as a warrant liability with an offsetting debt discount to reduce the carrying value of the notes payable to the estimated fair value at the time of issuance. This debt discount was then amortized as additional interest expense over the term of the notes. At the time of repayment in the first quarter of 2011, we wrote-off the remaining unamortized portion of the discount as a loss on the extinguishment of debt. See Note 7 to our consolidated financial statements for further discussion of the accounting treatment of the notes payable and related warrants.

Other non-operating income. We recorded other non-operating income of $1.3 million in 2011 and less than $0.1 million in 2010. The income in 2011 was primarily related to recognition of a gain on the resolution of a contingent liability recorded from the prior consolidation and acquisition of C2M Medical, Inc. The contingent liability related to then remaining earnout payments on sales of our Piton products. This earnout period ended during the third quarter of 2011 and the remaining liability was reversed and recognized as a gain in the same quarter.

Income tax benefit. Our income tax benefit increased $3.3 million to $8.4 million in 2011 compared to $5.1 million in 2010. Our effective tax rate for 2011 and 2010 was 22% and 11%, respectively. During 2011, we recognized $7.5 million of deferred tax benefit related to the $29.5 million loss on extinguishment of debt previously discussed. This benefit was the result of reversing the remaining deferred tax liability related to the unamortized debt discount on our notes payable at the time of repayment. The remaining income tax benefit recognized during 2011 related primarily to pre-tax losses of certain of our international subsidiaries. Our income tax benefit in 2010 primarily related to a tax benefit recorded related to our French subsidiaries as well as deferred tax benefit on the amortization of the debt discount recognized on our notes payable.

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

Liquidity and Capital Resources

Since inception, we have generated significant operating losses. These, combined with significant charges not related to cash from operations, which have included amortization of acquired intangible assets, fair value adjustments to a warrant liability and accretion of noncontrolling interests, have resulted in an accumulated deficit of $235.7 million as of December 30, 2012. Historically, our liquidity needs have been met through a combination of sales of our equity securities together with issuances of debt, including term loans, notes payable and warrants, and other bank related debt. In February 2011, we completed an initial public offering from which we received net proceeds of approximately $162.0 million after underwriters’ discounts, commissions and offering expenses. Certain notes payable were repaid in full during the first quarter of 2011 using $116.1 million of these proceeds.

The following table sets forth, for the periods indicated, certain liquidity measures:

	As of
	December 30, 2012	January 1, 2012	January 2, 2011
	($ in thousands)
Balance Sheet
Cash and cash equivalents	$31,108	$54,706	$24,838
Working capital	136,692	133,398	96,965
Total debt	120,052	39,911	138,120
Lines of credit availability	29,000	23,796	11,252

On October 4, 2012, we acquired OrthoHelix Surgical Designs, Inc. In the transaction, we paid consideration consisting of $100.4 million cash (including a final working capital adjustment of $0.3 million) and 1,941,270 of our ordinary shares (which was determined to be equal to $35.0 million divided by the average closing sale price per ordinary share during the five trading days immediately prior to and after the date of our initial public announcement of the merger agreement). In addition, we agreed to make additional earn-out payments in cash of up to an aggregate of $20.0 million based upon our sales of lower extremity joints and trauma products during fiscal years 2013 and 2014. Of the transaction consideration, $10.0 million in cash remains in an escrow account to fund payment obligations with respect post-closing indemnification obligations of OrthoHelix’s former equity holders. In addition, a portion of the earn-out payments are subject to certain rights of set-off for post-closing indemnification obligations of OrthoHelix’s equity holders.

In connection with our acquisition of OrthoHelix, we entered into a new credit agreement. Under the credit agreement, we borrowed $145.0 million, consisting of: (1) a senior secured term loan facility to Tornier USA denominated in dollars in an aggregate principal amount of up to U.S. $75.0 million (referred to as the USD term loan facility); (2) a senior secured term loan facility to Tornier USA denominated in euros in an aggregate principal amount of up to the U.S. dollar equivalent of U.S. $40.0 million (referred to as the EUR term loan facility); and (3) a senior secured revolving credit facility to Tornier USA denominated at the election of Tornier USA, in U.S. dollars, euros, pounds, sterling and yen in an aggregate principal amount of up to the U.S. dollar equivalent of U.S. $30.0 million. Funds available under the revolving credit facility may be used for general corporate purposes.

The borrowings under the term loan facilities were used to pay the consideration for our OrthoHelix acquisition, and fees, costs and expenses incurred in connection with the acquisition and the credit agreement and to repay prior existing indebtedness of us and our subsidiaries. The credit agreement contains customary covenants, including financial covenants which require us to maintain minimum interest coverage and maximum total net leverage ratios, and customary events of default. The obligations under the credit agreement are guaranteed by us, Tornier USA and certain other of our subsidiaries, and subject to certain exceptions, are secured by a first priority security interest in substantially all of our assets and the assets of certain of our existing and future subsidiaries of Tornier.

Loans under our USD term facility bear interest at (a) the alternate base rate (if denominated in U.S. dollars), equal to the greatest of (i) the prime rate in effect on such day, (ii) the federal funds rate in effect on such day plus 1/2 of 1%, and (iii) the adjusted LIBO rate, with a floor of 1% (as defined in our new credit agreement) plus 1%, plus in the case of each of (i)-(iii) above, an applicable rate of 2.00% or 2.25% (depending on our total net leverage ratio as defined in our credit agreement), or (b) in the case of a eurocurrency loan (as defined in our credit agreement), at the applicable adjusted LIBO rate for the relevant interest period plus an applicable rate of 3.00% or 3.25% (depending on our total net leverage ratio), plus the mandatory cost (as defined in our credit agreement) if such loan is made in a currency other than U.S. dollars or from a lending office in the United Kingdom or a participating member state (as defined in our credit agreement). Under the EUR term facility, (a) alternate base rate loans bear interest at the alternate base rate plus the applicable rate, which is 3.00% or 3.25% (depending on our total net leverage ratio) and (b) eurocurrency loans bear interest at the adjusted LIBO rate for the relevant interest period, plus an applicable rate, which is 4.00% or 4.25% (depending on our total net leverage ratio), plus the mandatory cost, if applicable. Loans under our revolving credit facility bear interest at (a) the alternate base rate (if denominated in U.S. dollars), equal to the greatest of (i) the prime rate in effect on such day, (ii) the federal funds rate in effect on such day plus 1/2 of 1%, and (iii) the adjusted LIBO rate plus 1%, plus in the case of each of (i)-(iii) above, an applicable rate of 2.00% or 2.25% (depending on our total net leverage ratio as defined in our credit agreement), or (b) in the case of a eurocurrency loan (as defined in our credit agreement), at the applicable adjusted LIBO rate for the relevant interest period plus an applicable rate of 3.00% or 3.25% (depending on our total net leverage ratio), plus the mandatory cost (as defined in our credit agreement) if such loan is made in a currency other than U.S. dollars or from a lending office in the United Kingdom or a participating member state (as defined in our credit agreement).

We believe that our cash and cash equivalents balance of approximately $31.1 million as of December 30, 2012 along with available credit under our revolving credit facility of $29.0 million will be sufficient to fund our working capital requirements and operations and permit anticipated capital expenditures during 2013. In the event that we would require additional working capital to fund future operations or for other needs, we could seek to acquire that through additional issuances of equity or, to a lesser extent due to limitations in place as a result of our credit facility, debt financing arrangements, which may or may not be available on favorable terms at such time.

The following table sets forth, for the periods indicated, certain cash flow measures:

	As of
	December 30, 2012	January 1, 2012	January 2, 2011
	($ in thousands)
Cash Flow
Consolidated net loss	(21,744)	(30,456)	(39,509)
Cash provided by operating activities	14,431	23,166	2,889
Cash used in investing activities	(125,795)	(29,475)	(22,853)
Cash provided by financing activities	86,666	39,110	7,427

Operating activities. Net cash provided by operating activities decreased by $8.8 million to $14.4 million in 2012 compared to $23.2 million in 2011. The primary driver of this decrease was the increase in the portion of our consolidated net loss that was cash related. Our 2011 consolidated net loss of $30.5 million included a $29.5 million non-cash loss on the extinguishment of debt, while our 2012 consolidated net loss of $21.7 million included significant cash charges for our facilities consolidation initiative, the acquisition and integration of OrthoHelix, and certain senior management exit costs, among other items.

Net cash provided by operating activities was $23.2 million in 2011 compared to net cash provided by operating activities of $2.9 million in 2010. The increase was primarily driven by improvement in our consolidated net loss adjusted for non-cash items and a reduced use of cash for working capital during 2011 as compared to 2010.

Investing activities. Net cash used in investing activities totaled $125.8 million, $29.5 million and $22.9 million in 2012, 2011 and 2010, respectively. The increase in net cash used in investing activities in 2012 compared to 2011 was primarily driven by cash paid for acquisitions. In 2012, our acquisition of OrthoHelix included cash consideration of $100.4 million, while the acquisition of our exclusive stocking distributor in Belgium and Luxembourg was a $2.2 million all-cash transaction. Our industry is capital intensive, particularly as it relates to surgical instrumentation. Historically, our capital expenditures have consisted principally of purchased manufacturing equipment, research and testing equipment, computer systems, office furniture and equipment and surgical instruments. Expenditures related to property, plant and equipment increased in 2012 as compared to 2011 due to investments made related to our facilities consolidation initiative. Total capital expenditures were $11.3 million, $6.6 million and $6.7 million in 2012, 2011 and 2010, respectively. Lastly, these items were partially offset by a year-over-year decrease in instrument additions in 2012. Our instrument additions in 2011 were higher than both 2012 and 2010 due to the allocation of a portion of our 2011 initial public offering proceeds to make additional investments in instrumentation to support anticipated future revenue growth. Instrument additions in 2012, 2011 and 2010 were $12.0 million, $19.7 million and $13.8 million, respectively. We anticipate that capital expenditures in 2013 will approximate their historical levels.

Financing activities. Net cash provided by financing activities totaled $86.7 million, $39.1 million and $7.4 million in 2012, 2011 and 2010, respectively. The increase in net cash provided by financing activities in 2012 compared to 2011 was due to proceeds received from the issuance of long-term debt of $115.0 million related to our acquisition of OrthoHelix. This increase in cash provided by financing activities was partially offset by the repayment of a majority of our previously existing debt, which was a requirement of the new credit agreement, and the incurrence of debt issuance costs associated with the new credit agreement.

The increase in net cash provided by financing activities in 2011 compared to 2010 was due to the receipt of approximately $168.8 million from the completion of our initial public offering and subsequent exercise of the underwriters’ overallotment option, net of underwriters’ discounts and commissions and offering expenses. This was offset in part by the repayment of our previously existing notes payable of $116.1 million. We also used cash to reduce our short-term borrowings under various lines of credit by $10.5 million and our long-term borrowing arrangements net of newly issued long-term debt by $3.1 million.

Contractual Obligations and Commitments

The following table summarizes our outstanding contractual obligations as of December 30, 2012 for the categories set forth below, assuming only scheduled amortizations and repayment at maturity:

	Payment Due By Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	($ in thousands)
Amounts reflected in consolidated balance sheet:
Bank debt	$116,312	$3,971	$7,957	$104,015	$369
Shareholder loan	2,198	—	—	—	2,198
Contingent consideration	15,265	360	14,905	—	—
Capital leases	1,542	623	720	199	—
Amounts not reflected in consolidated balance sheet:
Interest on bank debt	22,401	5,318	10,101	6,925	57
Interest on contingent consideration	1,989	995	994	—	—
Interest on capital leases	156	80	65	11	—
Operating leases	31,920	5,489	9,098	72,14	10,119

Total	$191,783	$16,836	$43,840	$118,364	$12,743

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

We believe that the following accounting policies are both important to the portrayal of our financial condition and results of operations and require subjective or complex judgments. Further, we believe that the items discussed below are properly recognized in our consolidated financial statements for all periods presented. Management has discussed the development, selection and disclosure of our critical financial estimates with the audit committee and our board of directors. The judgments about those financial estimates are based on information available as of the date of our consolidated financial statements. Our critical accounting policies and estimates are described below:

Revenue Recognition

We derive our revenue from the sale of medical devices that are used by orthopaedic surgeons who treat diseases and disorders of extremity joints, including the shoulder, elbow, wrist, hand, ankle and foot, and large joints, including the hip and knee. Our revenue is generated from sales to two types of customers: healthcare institutions and distributors. Sales to healthcare institutions represent the majority of our revenue. In the United States, we sell through a focused sales channel primarily consisting of a network of mostly independent commission-based sales agencies, with some direct sales organizations in certain territories. Internationally, we utilize a combination of direct sales organizations, independent sales representatives and distributors. Generally, revenue from sales to healthcare institutions is recognized at the time of surgical implantation. We generally record revenue from sales to our distributors at the time the product is shipped to the distributor. Distributors, who sell the products to their customers, take title to the products and assume all risks of ownership at time of shipment. We do not have any arrangements with distributors that allow for retroactive pricing adjustments. Our distributors are obligated to pay within specified terms regardless of when, if ever, they sell the products. In certain circumstances, we may accept sales returns from distributors and in certain situations in which the right of return exists, we estimate a reserve for sales returns and recognize the reserve as a reduction of revenue. We base our estimate for sales returns on historical sales and product return information including historical experience and trend information. Our reserve for sales returns has historically been immaterial. We charge our customers for shipping and handling and recognize these amounts as part of revenue.

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

We believe that the amount included in our allowance for doubtful accounts historically has been an appropriate estimate of the amount of accounts receivable that is ultimately not collected. While we believe that our allowance for doubtful accounts is adequate, the financial condition of our customers and the geopolitical factors that impact reimbursement under individual countries’ healthcare systems can change rapidly, which may necessitate additional allowances in future periods. For example, in 2012, we recorded a $2.0 million reserve for certain specific customer accounts in Italy, primarily due to the impact of the ongoing economic challenges in Italy and the termination of an agreement with one distributor. Our allowance for doubtful accounts was $4.8 million and $2.5 million at December 30, 2012 and January 1, 2012, respectively.

Excess and Obsolete Inventory

We value our inventory at the lower of the actual cost to purchase or manufacture the inventory on a first-in, first-out, or FIFO, basis or its net realizable value. We regularly review inventory quantities on hand for excess and obsolete inventory (which can include charges for product expirations) and, when circumstances indicate, we incur charges to write down inventories to their net realizable value. Our review of inventory for excess and obsolete quantities is based on an analysis of historical product sales together with our forecast of future product demand and production requirements. A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. Additionally, our industry is characterized by regular new product developments that could result in an increase in the amount of obsolete inventory quantities on hand due to cannibalization of existing products. Also, our estimates of future product demand may prove to be inaccurate, in which case we may be required to incur charges for excess and obsolete inventory. In the future, if additional inventory write-downs are required, we would recognize additional cost of goods sold at the time of such determination. Regardless of changes in our estimates of future product demand, we do not increase the value of our inventory above its adjusted cost basis. Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, significant unanticipated decreases in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results. Charges incurred for excess and obsolete inventory were $8.2 million, $5.0 million and $5.2 million for the years ended 2012, 2011, and 2010, respectively. The $8.2 million of charges incurred in 2012 included a $3.0 million charge related to the rationalization of products associated with the integration of OrthoHelix into our company.

Instruments

Instruments are surgical tools used by orthopaedic surgeons during joint replacement and other surgical procedures to facilitate the implantation of our products. There are no contractual terms with respect to the usage of our instruments by our customers. Surgeons are under no contractual commitment to use our instruments. We maintain ownership of these instruments and, when requested, we allow the surgeons to use the instruments to facilitate implantation of our related products. We currently do not charge for the use of our instruments and there are no minimum purchase commitments relating to our products. As our surgical instrumentation is used numerous times over several years, often by many different customers, instruments are recognized as long-lived assets once they have been placed in service. Instruments and instrument parts that have not been placed in service are carried at cost and are included as instruments in progress within instruments, net of allowances for excess and obsolete instruments, on our consolidated balance sheets. Once placed in service, instruments are carried at cost, less accumulated depreciation. Instrument parts used to maintain the functionality of instruments but do not extend the life of the instruments are expensed as they are consumed and recorded as part of selling, general and administrative expense. Depreciation is computed using the straight-line method based on average estimated useful lives. Estimated useful lives are determined principally in reference to associated product life cycles, and average five years. As instruments are used as tools to assist surgeons, depreciation of instruments is recognized as a selling, general and administrative expense. Instrument depreciation expense was $12.4 million, $11.0 million, and $9.4 million during 2012, 2011, and 2010, respectively.

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

Business Combinations, Goodwill and Long-Lived Assets

We account for acquired businesses using the purchase method of accounting. Under the purchase method, our consolidated financial statements include the operations of an acquired business starting from the completion of the acquisition. In addition, the assets acquired, liabilities assumed and any contingent consideration must be recorded at the date of acquisition at their respective estimated fair values, with any excess of the purchase price over the estimated fair values of the net assets acquired recorded as goodwill. Significant judgment is required in estimating the fair value of contingent consideration, intangible assets and in assigning their respective useful lives. Accordingly, we typically obtain the assistance of third-party valuation specialists for significant acquisitions. The fair value estimates are based on available historical information and on future expectations and assumptions deemed reasonable by management, but are inherently uncertain.

We typically have used a discounted cash flow analysis to determine the fair value of contingent consideration on the date of acquisition. Significant changes in the discount rate used could affect the accuracy of the fair value calculation. Changes in the value of the contingent consideration are accreted through interest expense in the consolidated statement of operations.

We typically use an income method to estimate the fair value of intangible assets, which is based on forecasts of the expected future cash flows attributable to the respective assets. Significant estimates and assumptions inherent in the valuations reflect a consideration of other marketplace participants and include the amount and timing of future cash flows (including expected growth rates and profitability), the underlying product or technology life cycles, the economic barriers to entry and the discount rate applied to the cash flows. Unanticipated market or macroeconomic events and circumstances may occur that could affect the accuracy or validity of the estimates and assumptions.

Determining the useful life of an intangible asset also requires judgment. Certain intangibles are expected to have indefinite lives based on their history and our plans to continue to support and build the acquired brands. Other acquired intangible assets (e.g., certain trademarks or brands, customer relationships, patents and technologies) are expected to have finite useful lives. Our assessment as to trademarks and brands that have an indefinite life and those that have a finite life is based on a number of factors including competitive environment, market share, trademark and/or brand history, underlying product life cycles, operating plans and the macroeconomic environment of the countries in which the trademarks or brands are sold. Our estimates of the useful lives of finite-lived intangibles are primarily based on these same factors. All of our acquired technology and customer-related intangibles are expected to have finite useful lives.

We have approximately $239.8 million of goodwill recorded as a result of the acquisition of businesses. Goodwill is tested for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest that impairment exists. Based on our single business approach to decision-making, planning and resource allocation, we have determined that we have one reporting unit for purposes of evaluating goodwill for impairment. We use widely accepted valuation techniques to determine the fair value of our reporting unit used in our annual goodwill impairment analysis. Our valuation is primarily based on quantitative assessments regarding the fair value of the reporting unit relative to the carrying value. We also use a market approach to evaluate the reasonableness of the income approach. We performed our annual impairment test on the first day of the fourth quarter of 2012 and determined that the fair value of our reporting unit significantly exceeded its carrying value and, therefore, no impairment charge was necessary.

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

We depreciate our property, plant and equipment and instruments and amortize our intangible assets based upon our estimate of the respective asset’s useful life. Our estimate of the useful life of an asset requires us to make judgments about future events, such as product life cycles, new product development, product cannibalization and technological obsolescence, as well as other competitive factors beyond our control. We account for the impairment of long-lived assets in accordance with Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) Section 360, Property, Plant and Equipment (FASB ASC 360). Accordingly, when indicators of impairment exist, we evaluate impairments of our property, plant and equipment and instruments based upon an analysis of estimated undiscounted future cash flows. If we determine that a change is required in the useful life of an asset, future depreciation and amortization is adjusted accordingly. Alternatively, if we determine that an asset has been impaired, an adjustment would be charged to earnings based on the asset’s fair market value, or discounted cash flows if the fair market value is not readily determinable.

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

Our valuation allowance balances totaled $30.0 million and $29.8 million as of December 30, 2012 and January 1, 2012, respectively, due to uncertainties related to our ability to realize, before expiration, some of our deferred tax assets for both U.S. and foreign income tax purposes. These deferred tax assets primarily consist of the carryforward of certain tax basis net operating losses and general business tax credits.

We recognize tax benefits when they are more likely than not to be realized. As a multinational corporation, we are subject to taxation in many jurisdictions and the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. If we ultimately determine that the payment of these liabilities will be unnecessary, we will reverse the liability and recognize a tax benefit in the period in which we determine the liability no longer applies. Conversely, we record additional tax charges in a period in which we determine that a recorded tax liability is less than we expect the ultimate assessment to be. Our liability for unrecognized tax benefits totaled $2.6 million and $1.9 million as of December 30, 2012 and January 1, 2012, respectively.

Share-Based Compensation

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

We do not have information available which is indicative of future exercise and post-vesting behavior to estimate the expected term. As a result, we adopted the simplified method of estimating the expected term of a stock option, as permitted by the Staff Accounting Bulletin No. 107. Under this method, the expected term is presumed to be the mid-point between the vesting date and the contractual end of the term of our share-based awards. As a non-public entity prior to February 2011, historic volatility was not available for our ordinary shares. As a result, we estimated volatility based on a peer group of companies that we believe collectively provides a reasonable basis for estimating volatility. We intend to continue to consistently use the same group of publicly traded peer companies to determine volatility in the future until sufficient information regarding volatility of our ordinary share price becomes available or the selected companies are no longer suitable for this purpose. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with a remaining term approximately equal to the expected life of our stock options. The estimated pre-vesting forfeiture rate is based on our historical experience together with estimates of future employee turnover. We do not expect to declare cash dividends in the foreseeable future. For a summary of compensation expense related to share-based awards, see Note 16 of our consolidated financial statements.

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income, which converges the presentation of other comprehensive income (OCI) in financial statements prepared under US GAAP and International Financial Reporting Standards (IFRS). This guidance would require disclosure of reclassification adjustments from OCI to net income. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which deferred the effective date of this guidance to fiscal years beginning after December 15, 2011, with early election permitted. We adopted the provisions of ASU 2011-05 in the first quarter of 2012. As the adoption was only related to disclosures, the impact of adoption was immaterial to our consolidated financial results.

In September 2011, the FASB issued ASU 2011-08, Goodwill and Other (ASC Topic 350), Testing Goodwill for

Impairment, which simplified the requirements related to the annual goodwill impairment test. Companies now have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the assessment indicates that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company no longer has to perform the two-step impairment test. ASU 2011-08 was effective for fiscal years beginning after December 15, 2011 with early adoption permitted. We adopted this guidance beginning in the first quarter of 2012. The impact of adoption did not have a material impact on our consolidated financial position or operating results.

In July 2012, the FASB issued ASU 2012-02, Intangibles — Goodwill and Other (Topic 350), Testing Indefinite-Lived Intangible Assets for Impairment. The ASU adds an optional qualitative assessment for determining whether an indefinite-lived intangible asset is impaired. Companies have the option to first perform a qualitative assessment to determine whether it is more likely than not (a likelihood of more than 50%) that an indefinite-lived intangible asset is impaired. If a company determines that it is more likely than not that the fair value of such an asset exceeds its carrying amount, it would not need to calculate the fair value of the asset in that year. However, if a company concludes otherwise, it must calculate the fair value of the asset, compare that value with its carrying amount and record an impairment charge, if any. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 with early adoption permitted. We adopted this guidance in the fourth quarter of 2012. The impact of adoption did not have a material impact on our consolidated financial position or operating results.

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

Interest Rate Risk

Borrowings under our senior secured term loans have variable interest rates as detailed below. As of December 30, 2012, we had $1.0 million in borrowings under our revolving lines of credit and $113.1 million in borrowings under our senior secured term loans. Based upon this debt level, a 25 basis point increase in the annual interest rate on such borrowings would have an annual impact of $0.3 million on our interest expense.

At the option of Tornier USA, loans under our revolving credit facility and USD term facility, both of which were completed on October 4, 2012, bear interest at (a) the alternate base rate (if denominated in U.S. dollars), equal to the greatest of (i) the prime rate in effect on such day, (ii) the federal funds effective rate in effect on such day plus 1/2 of 1%, and (iii) the adjusted LIBO rate (as defined in our credit agreement) plus 1%) plus in the case of each of (i)-(iii) above, an applicable rate of 2.00% or 2.25% (depending on our total net leverage ratio (as defined in our credit agreement)), or (b) in the case of a eurocurrency loan (as defined in our credit agreement), at the applicable adjusted LIBO rate for the relevant interest period plus an applicable rate of 3.00% or 3.25% (depending on our total net leverage ratio), plus the mandatory cost (as defined in our credit agreement) if such loan is made in a currency other than dollars of any lender our new credit agreement (other than a lender to our credit agreement on October 4, 2012) from a lending office in the United Kingdom or a participating member state (as defined in our credit agreement). Under the EUR term facility, (a) alternate base rate loans bear interest at the alternate base rate plus the applicable rate, which is 3.00% or 3.25% (depending on our total net leverage ratio) and (b) eurocurrency loans bear interest at the adjusted LIBO rate for the relevant interest period, plus an applicable rate, which is 4.00% or 4.25% (depending on our total net leverage ratio), plus the mandatory cost, if applicable.

At December 30, 2012 our cash and cash equivalents were $31.1 million. Based on our annualized average interest rate, a 10% decrease in the annual interest rate on such balances would result in an immaterial impact on our interest income on an annual basis.

Foreign Currency Exchange Rate Risk

Fluctuations in the exchange rate between the U.S. dollar and foreign currencies could adversely affect our financial results. In 2012 and 2011, approximately 44% and 46%, respectively, of our revenues were denominated in foreign currencies. We expect that foreign currencies will continue to represent a similarly significant percentage of our revenues in the future. Operating expenses related to these revenues are largely denominated in the same respective currency, thereby limiting our transaction risk exposure, to some extent. However, for revenues not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases and if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our prices not being competitive in a market where business is transacted in the local currency.

In the year ended December 30, 2012, approximately 79% of our revenues denominated in foreign currencies were derived from EU countries and were denominated in Euros. Additionally, we have significant intercompany payables and debt with certain European subsidiaries, which are denominated in foreign currencies, principally the Euro. Our principal exchange rate risk therefore exists between the U.S. dollar and the Euro. Fluctuations from the beginning to the end of any given reporting period result in the remeasurement of our foreign currency-denominated cash, receivables, payables and debt, generating currency transaction gains or losses that impact our non-operating income/expense levels in the respective period and are reported in foreign currency transaction gain (loss) in our consolidated financial statements. In 2012, we began to economically hedge our exposure to fluctuations in the Euro by entering into foreign exchange forward contracts. In future periods, we may hedge other foreign currency exposures.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

of Tornier N.V. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Tornier N.V. and subsidiaries as of December 30, 2012, and January 1, 2012, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended December 30, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tornier N.V. and subsidiaries at December 30, 2012 and January 1, 2012, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 30, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tornier N.V.’s internal control over financial reporting as of December 30, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2013, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Minneapolis, Minnesota

March 1, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

of Tornier N.V. and Subsidiaries

We have audited Tornier N.V. and subsidiaries internal control over financial reporting as of December 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Tornier N.V. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of OrthoHelix Surgical Designs, Inc., which is included in the 2012 consolidated financial statements of Tornier N.V. and subsidiaries and constituted less than 5% of total assets as of December 30, 2012 and less than 3% of revenues for the year then ended. Our audit of internal control over financial reporting also did not include an evaluation of the internal control over financial reporting of OrthoHelix Surgical Designs, Inc.

In our opinion, Tornier N.V. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 30, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tornier N.V. and subsidiaries as of December 30, 2012 and January 1, 2012, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended December 30, 2012 and our report dated March 1, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Minneapolis, Minnesota

March 1, 2013

TORNIER N.V. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands except share and per share data)

	December 30, 2012	January 1, 2012
Assets
Current assets:
Cash and cash equivalents	$31,108	$54,706
Accounts receivable (net of allowance of $4,846 and $2,486, respectively)	54,192	45,908
Inventories	86,697	79,883
Income taxes receivable	382	—
Deferred income taxes	2,734	620
Prepaid taxes	14,752	12,417
Prepaid expenses	2,998	2,225
Other current assets	4,455	3,113

Total current assets	197,318	198,872
Instruments, net	51,394	49,347
Property, plant and equipment, net	37,151	33,353
Goodwill	239,804	130,544
Intangible assets, net	126,594	97,665
Deferred income taxes	159	69
Other assets	1,807	1,850

Total assets	$654,227	$511,700

Liabilities and shareholders’ equity
Current liabilities:
Short-term borrowing and current portion of long-term debt	$4,595	$18,011
Accounts payable	11,526	12,020
Accrued liabilities	44,410	34,445
Income taxes payable	83	917
Deferred income taxes	12	81

Total current liabilities	60,626	65,474
Long-term debt	115,457	21,900
Deferred income taxes	20,284	16,966
Contingent consideration	15,265	—
Other non-current liabilities	6,516	5,900

Total liabilities	218,148	110,240
Shareholders’ equity:
Ordinary shares, €0.03 par value; authorized 175,000,000 at December 30, 2012 and January 1, 2012, respectively; issued and outstanding 41,728,257 and 39,270,029 at December 30, 2012 and January 1, 2012, respectively	1,655	1,560
Additional paid-in capital	660,968	608,772
Accumulated deficit	(235,732)	(213,988)
Accumulated other comprehensive income	9,188	5,116

Total shareholders’ equity	436,079	401,460

Total liabilities and shareholders’ equity	$654,227	$511,700

The accompanying notes are an integral part of the consolidated financial statements.

TORNIER N.V. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands except per share data)

	Fiscal Year Ended
	December 30, 2012	January 1, 2012	January 2, 2011
Revenue	$277,520	$261,191	$227,378
Cost of goods sold	81,918	74,882	63,437

Gross profit	195,602	186,309	163,941
Operating expenses:
Selling, general and administrative	170,447	161,448	149,175
Research and development	22,524	19,839	17,896
Amortization of intangible assets	11,721	11,282	11,492
Special charges	19,244	892	306

Total operating expenses	223,936	193,461	178,869

Operating loss	(28,334)	(7,152)	(14,928)
Other income (expense):
Interest income	338	550	223
Interest expense	(3,733)	(4,326)	(21,805)
Foreign currency transaction (loss) gain	(473)	193	(8,163)
Loss on extinguishment of debt	(593)	(29,475)	—
Other non-operating income, net	116	1,330	43

Loss before income taxes	(32,679)	(38,880)	(44,630)
Income tax benefit	10,935	8,424	5,121

Consolidated net loss	(21,744)	(30,456)	(39,509)
Net loss attributable to non-controlling interest	—	—	(695)

Net loss attributable to Tornier	(21,744)	(30,456)	(38,814)
Accretion of non-controlling interest	—	—	(679)

Net loss attributable to ordinary shareholders	$(21,744)	$(30,456)	$(39,493)

Net loss per share:
Basic and diluted	$(0.54)	$(0.80)	$(1.42)

Weighted average shares outstanding:
Basic and diluted	40,064	38,227	27,770

TORNIER N.V. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(in thousands)

	Fiscal year ended
	December 30, 2012	January 1, 2012	January 2, 2011
Consolidated net loss	$(21,744)	$(30,456)	$(39,509)
Unrealized loss on retirement plans, net of tax	(866)	(32)	(32)
Foreign currency translation adjustments	4,938	(10,160)	(4,149)

Comprehensive loss	$(17,672)	$(40,648)	$(43,690)
Comprehensive net loss attributable to non-controlling interest	—	—	(695)

Comprehensive net loss attributable to Tornier	$(17,672)	$(40,648)	$(42,995)

The accompanying notes are an integral part of the consolidated financial statements.

TORNIER N.V. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year Ended
	December 30, 2012	January 1, 2012	January 2, 2011
Cash flows from operating activities:
Consolidated net loss	$(21,744)	$(30,456)	$(39,509)
Adjustments to reconcile consolidated net loss to cash provided by operating activities:
Depreciation and amortization	30,232	28,107	27,038
Impairment of fixed assets	2,041	—	—
Lease termination costs	731	—	—
Intangible impairment	4,737	210	—
Non-cash foreign currency (gain) loss	(495)	298	7,143
Deferred income taxes	(4,506)	(11,619)	(6,548)
Tax benefit from reversal of valuation allowance	(10,700)	—	—
Share-based compensation	6,830	6,547	5,630
Non-cash interest expense and discount amortization	524	2,040	19,612
Inventory obsolescence	8,171	4,996	5,212
Loss on extinguishment of debt	—	29,475	—
Change in fair value of warrant liability	—	—	(172)
Incentive related to new facility lease	1,400	—	—
Acquired inventory step-up	1,993	—	—
Other non-cash items affecting earnings	1,836	(186)	1,871
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2,188)	(4,673)	(3,790)
Inventories	(3,057)	(7,939)	(17,349)
Accounts payable and accruals	87	2,573	2,348
Other current assets and liabilities	(1,526)	3,987	(307)
Other non-current assets and liabilities	65	(194)	1,710

Net cash provided by operating activities	14,431	23,166	2,889
Cash flows from investing activities:
Acquisition-related cash payments	(102,612)	—	—
Purchases of intangible assets	(1,410)	(3,142)	(2,328)
Additions of instruments	(11,999)	(19,734)	(13,838)
Property, plant and equipment lease incentive	(1,400)	—	—
Purchases of property, plant and equipment	(9,891)	(6,599)	(6,687)
Proceeds from sale of property, plant and equipment	1,517	—	—

Net cash used in investing activities	(125,795)	(29,475)	(22,853)
Cash flows from financing activities:
Change in short-term debt	(8,009)	(10,513)	6,468
Repayments of long-term debt	(28,684)	(8,147)	(7,687)
Repayment of notes payable	—	(116,108)	—
Proceeds from issuance of long-term debt	121,045	5,032	11,361
Deferred financing costs	(5,396)	(2,731)	(3,534)
Issuance of ordinary shares	7,710	171,577	819

Net cash provided by financing activities	86,666	39,110	7,427
Effect of exchange rate changes on cash and cash equivalents	1,100	(2,933)	(594)

(Decrease) increase in cash and cash equivalents	(23,598)	29,868	(13,131)
Cash and cash equivalents:
Beginning of period	54,706	24,838	37,969

End of period	$31,108	$54,706	$24,838

Non cash investing and financing transactions:
Fixed assets acquired pursuant to capital lease	$560	$640	$614

Supplemental disclosure:
Income taxes paid (refunded)	2,937	$1,119	$999

Interest paid	$2,084	$2,235	$2,193

The accompanying notes are an integral part of the consolidated financial statements.

TORNIER N.V. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

(in thousands)

			Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)

	Ordinary Shares				Accumulated Deficit	Total
	Shares	Amount
Balance at December 27, 2009	24,667	$968	$344,049	$19,489	$(144,718)	$219,788
Net loss attributable to Tornier	—	—	—	—	(38,814)	(38,814)
Unrealized loss on retirement plans	—	—	—	(32)	—	(32)
Foreign currency translation adjustments	—	—	—	(4,149)	—	(4,149)
Accretion of non-controlling interest	—	—	(679)	—	—	(679)
Conversion of warrants to ordinary shares, net of $21,686 tax	3,780	143	63,156	—	—	63,299
Acquisition of C2M Medical, Inc.	1,031	41	23,159	—	—	23,200
Issuances of ordinary shares to related parties	44	2	980	—	—	982
Other issuances of ordinary shares	47	2	817	—	—	819
Share-based compensation	—	—	5,825	—	—	5,825

Balance at January 2, 2011	29,569	$1,156	$437,307	$15,308	$(183,532)	$270,239

Net loss attributable to Tornier	—	—	—	—	(30,456)	(30,456)
Unrealized loss on retirement plans	—	—	—	(32)	—	(32)
Foreign currency translation adjustments	—	—	—	(10,160)	—	(10,160)
Initial public offering financing costs	—	—	(17,962)	—	—	(17,962)
Issuances of ordinary shares related to initial public offering	9,471	394	179,560	—	—	179,954
Issuance of ordinary shares related to stock option exercises	230	10	3,310	—	—	3,320
Share-based compensation	—	—	6,557	—	—	6,557

Balance at January 1, 2012	39,270	$1,560	$608,772	$5,116	$(213,988)	$401,460

Net loss	—	—	—	—	(21,744)	(21,744)
Unrealized loss on retirement plans	—	—	—	(866)	—	(866)
Foreign currency translation adjustments	—	—	—	4,938	—	4,938
Issuances of ordinary shares related to acquisition of OrthoHelix Surgical Designs, Inc.	1,941	75	37,954	—	—	38,029
Issuances of ordinary shares related to employee stock purchase plan	8	1	169	—	—	170
Issuances of ordinary shares for restricted stock units	50	2	(2)	—	—	—
Issuance of ordinary shares related to stock option exercises	459	17	7,523	—	—	7,540
Share-based compensation	—	—	6,552	—	—	6,552

Balance at December 30, 2012	41,728	$1,655	$660,968	$9,188	$(235,732)	$436,079

The accompanying notes are an integral part of the consolidated financial statements.

TORNIER N.V. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

1. Business Description

Tornier N.V. (Tornier or the Company) is a global medical device company focused on orthopaedic surgeons that treat musculoskeletal injuries and disorders of the shoulder, elbow, wrist, hand, ankle and foot. Tornier refers to these surgeons as extremity specialists. Tornier sells to this extremity specialist customer base a broad line of joint replacement, trauma, sports medicine and biologic products to treat extremity joints. The Company’s motto of “specialists serving specialists” encompasses this focus. In certain international markets, Tornier also offers joint replacement products for the hip and knee. Tornier currently sells approximately 100 product lines in approximately 40 countries.

The Company’s global headquarters are located in Amsterdam, the Netherlands. The Company’s U.S. headquarters and its U.S. sales and distribution operations are in Bloomington, Minnesota. The Company conducts manufacturing, research and development, sales and distribution and administrative activities in Grenoble, France, and also has manufacturing operations in Ireland. The Company has other sales and distribution operations in Australia, Germany, Italy, the Netherlands, Belgium, the United Kingdom, Scandinavia, Japan and Switzerland and has other research and development and quality and regulatory functions located in Warsaw, Indiana, and San Diego, California. The operations of OrthoHelix Surgical Designs, Inc. (OrthoHelix), which was acquired in the fourth quarter of 2012, are located in Medina, Ohio.

The consolidated financial statements and accompanying notes present the consolidated results of the Company for each of the fiscal years in the three-year period ended December 30, 2012, January 1, 2012 and January 2, 2011.

On January 28, 2011, the Company executed a 3-to-1 reverse stock split of the Company’s ordinary shares. The consolidated financial statements as of January 2, 2011 and for the year ended January 2, 2011 give retroactive effect to the reverse stock split.

On January 28, 2011, the Company made a change to its legal form by converting from Tornier B.V., a private company with limited liability (besloten vennootschap met beperkte aansprakelijkheid) to Tornier N.V., a public company with limited liability (naamloze vennootschap).

In February 2011, the Company completed an initial public offering of 8,750,000 ordinary shares at an offering price of $19.00 per share (before underwriters’ discounts and commissions). The Company received proceeds of approximately $149.2 million (after underwriters’ discounts and commissions of approximately $10.8 million and additional offering related costs of $6.2 million). Net proceeds were used for the retirement of debt, working capital and other general corporate purposes. Additionally, on March 7, 2011, the Company issued an additional 721,274 ordinary shares at an offering price of $19.00 per share (before underwriters’ discounts and commissions) due to the exercise of the underwriters’ overallotment option. The Company received additional net proceeds of approximately $12.8 million (after underwriters’ discounts and commissions of approximately $0.9 million).

All amounts are presented in U.S. Dollar (“$”), except where expressly stated as being in other currencies, e.g. Euros (“€”).

2. Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of the Company and all of its wholly and majority owned subsidiaries. In consolidation, all material intercompany accounts and transactions are eliminated.

Use of Estimates

The consolidated financial statements are prepared in conformity with United States generally accepted accounting principles (U.S. GAAP) and include amounts that are based on management’s best estimates and judgments. Actual results could differ from those estimates.

Basis of Presentation

The Company’s fiscal year-end is generally determined on a 52-week basis and always falls on the Sunday nearest to December 31. Every few years, it is necessary to add an extra week to the year making it a 53-week period in order to have the year end fall on the Sunday nearest to December 31. For example, the year ended January 2, 2011 (2010) includes an extra week of operations relative to the years ended December 30, 2012 (2012) and January 1, 2012 (2011). The extra week was added in the first quarter of the year ended January 2, 2011, making this quarter 14 weeks in length.

Reclassifications

Certain prior year amounts have been reclassified to conform with the presentation used in 2012. These reclassifications did not have a material impact in the presentation of prior year amounts.

Foreign Currency Translation

The functional currencies for the Company and all of the Company’s wholly owned subsidiaries are their local currencies. The reporting currency of the Company is the United States dollar. Accordingly, the consolidated financial statements of the Company and its international subsidiaries are translated into United States dollars using current exchange rates for the consolidated balance sheets and average exchange rates for the consolidated statements of operations and cash flows. Unrealized translation gains and losses are included in accumulated other comprehensive income (loss) in shareholders’ equity. When a transaction is denominated in a currency other than the subsidiary’s functional currency, the Company recognizes a transaction gain or loss in net earnings. Foreign currency transaction (losses) gains included in net earnings were $(0.5) million, $0.2 million, and $(8.2) million during the years ended December 30, 2012, January 1, 2012, and January 2, 2011, respectively.

Revenue Recognition

The Company derives its revenue from the sale of medical devices that are used by orthopaedic surgeons who treat diseases and disorders of extremity joints, including the shoulder, elbow, wrist, hand, ankle and foot, and large joints, including the hip and knee. The Company’s revenue is generated from sales to two types of customers: healthcare institutions and distributors. Sales to healthcare institutions represent the majority of the Company’s revenue. The Company utilizes a network of independent commission based sales agencies for sales in the United States, with variations based upon individual territories, and a combination of direct sales organizations, independent sales representatives and distributors for sales outside the United States. Generally, revenue from sales to healthcare institutions is recognized at the time of surgical implantation. The Company generally records revenue from sales to its distributors at the time the product is shipped to the distributor. Distributors, who sell the products to their customers, take title to the products and assume all risks of ownership at time of shipment. The Company does not have any arrangements with distributors that allow for retroactive pricing adjustments. The Company’s distributors are obligated to pay within specified terms regardless of when, if ever, they sell the products. In certain circumstances, the Company may accept sales returns from distributors and in certain situations in which the right of return exists, the Company estimates a reserve for sales returns and recognizes the reserve as a reduction of revenue. The Company bases its estimate for sales returns on historical sales and product return information including historical experience and trend information. The Company’s reserve for sales returns has historically been immaterial.

Shipping and Handling

Amounts billed to customers for shipping and handling of products are reflected in revenue and are not considered significant. Costs related to shipping and handling of products are expensed as incurred, are included in selling, general and administrative expense, and were $5.1 million, $5.2 million, and $4.3 million for the years ended December 30, 2012, January 1, 2012, and January 2, 2011, respectively.

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with an original maturity of three months or less. The carrying amount reported in the consolidated balance sheets for cash and cash equivalents is cost, which approximates fair value.

Accounts Receivable

Accounts receivable consist of trade customer receivables. The Company maintains an allowance for doubtful accounts for estimated losses in the collection of accounts receivable. The Company makes estimates regarding the future ability of its customers to make required payments based on historical credit experience, delinquency and expected future trends. The majority of the Company’s receivables are from health care institutions, many of which are government-funded. The Company’s allowance for doubtful accounts was $4.8 million, $2.5 million, and $2.5 million at December 30, 2012, January 1, 2012 and January 2, 2011, respectively. The increase in the allowance for doubtful accounts in 2012 was primarily due to additional reserves recorded related to specific customers and the impact of general economic conditions in Italy.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. Management attempts to minimize credit risk by reviewing customers’ credit history before extending credit and by monitoring credit exposure on a regular basis. The allowance for doubtful accounts is established based upon factors surrounding the credit risk of specific customers, historical trends and other information. Collateral or other security is generally not required for accounts receivable. As of December 30, 2012, there were no customers that accounted for more than 10% of accounts receivable.

Royalties

The Company pays royalties to certain individuals and companies that have developed and retain the legal rights to the technology or have assisted the Company in the development of technology or new products. These royalties are based on sales and are reflected as selling, general and administrative expenses in the consolidated statements of operations.

Inventories

Inventories, net of reserves for obsolete and slow-moving goods, are stated at the lower of cost or market value. Cost is determined on a first-in, first-out (FIFO) basis. Inventory is held both within the Company and by third-party distributors on a consignment basis. Inventories consist of raw materials, work-in-process and finished goods. Finished goods inventories are held primarily in the United States, Europe and Australia and consist primarily of joint implants and related products. Inventory balances consist of the following (in thousands):

	December 30, 2012	January 1, 2012
Raw materials	$5,696	$5,986
Work in process	4,933	4,766
Finished goods	76,068	69,131

Total	$86,697	$79,883

The Company regularly reviews inventory quantities on-hand for excess and obsolete inventory and, when circumstances indicate, incurs charges to write down inventories to their net realizable value. The Company’s review of inventory for excess and obsolete quantities is based primarily on the estimated forecast of future product demand, production requirements, and introduction of new products. The Company recognized $8.2 million, $5.0 million and $5.2 million of expense for excess or obsolete inventory in earnings during the years ended December 30, 2012, January 1, 2012 and January 2, 2011, respectively. The increase in the earnings charges in 2012 included a $3.0 million charge related to the rationalization of products associated with the integration of OrthoHelix into Tornier. Additionally, the Company had $29.3 million and $20.1 million in inventory held on consignment at December 30, 2012 and January 1, 2012, respectively. The increase in inventory held on consignment was due to inventory acquired as a result of the acquisition of OrthoHelix.

Property, Plant and Equipment

Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method based on estimated useful lives of five to thirty-nine years for buildings and improvements and two to eight years for machinery and equipment. The cost of maintenance and repairs is expensed as incurred. The Company reviews property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated future undiscounted cash flows relating to the asset are less than the asset’s carrying amount. An impairment loss is measured as the amount by which the carrying amount of an asset exceeds its fair value. As a result of the facilities consolidation initiative, the Company recorded several fixed asset impairments during fiscal 2012 related to the Company’s facilities in St. Ismier, France, Dunmanway, Ireland, and Stafford, Texas in the aggregate amount of $0.9 million for the year ended December 30, 2012. No impairment losses were recognized during the years ended January 1, 2012 and January 2, 2011.

Instruments

Instruments are surgical tools used by surgeons during joint replacement and other surgical procedures to facilitate the implantation of the Company’s products. Instruments are recognized as long-lived assets. Instruments and instrument parts that have not been placed in service are carried at cost, and are included as instruments in progress within instruments, net on the consolidated balance sheets. Once placed in service, instruments are carried at cost, less accumulated depreciation. Depreciation is computed using the straight-line method based on average estimated useful lives. Estimated useful lives are determined principally in reference to associated product life cycles, and average five years. Instrument parts used to maintain the functionality of instruments but do not extend the life of the instruments are expensed as they are consumed and recorded as part of selling, general and administrative expense. The Company reviews instruments for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. An impairment loss would be recognized when estimated future undiscounted cash flows relating to the asset are less than the asset’s carrying amount. An impairment loss is measured as the amount by which the carrying amount of an asset exceeds its fair value. The Company recorded an impairment charge of $1.0 million for the year ended December 30, 2012 related to instrument sets and components that were impaired as a result of revisions to existing product lines. No impairment losses were recognized during years ended January 1, 2012 or January 2, 2011. Instruments included in long-term assets on the consolidated balance sheets are as follows (in thousands):

	December 30, 2012	January 1, 2012
Instruments	$85,869	$72,971
Instruments in progress	18,171	18,024
Accumulated depreciation	(52,646)	(41,648)

Instruments, net	$51,394	$49,347

The Company provides instruments to surgeons for use in surgeries and retains title to the instruments throughout the implantation process. The increase in gross instruments in 2012 is a result of the acquisition of OrthoHelix. As instruments are used as tools to assist surgeons, depreciation of instruments is recognized as a selling, general and administrative expense. Instrument depreciation expense was $12.4 million, $11.0 million and $9.4 million during the years ended December 30, 2012, January 1, 2012 and January 2, 2011, respectively.

Business Combinations

For all business combinations, the Company records all assets and liabilities of the acquired business, including goodwill and other identified intangible assets, generally at their fair values. Contingent consideration, if any, is recognized at its fair value on the acquisition date and changes in fair value are recognized in earnings until settlement. Acquisition-related transaction costs are expensed as incurred rather than treated as part of the cost of acquisition.

Goodwill

Goodwill is recognized as the excess of the purchase price over the fair value of net assets of businesses acquired. Goodwill is not amortized, but is subject to impairment tests. Based on the Company’s single business approach to decision-making, planning and resource allocation, management has determined that the Company has one reporting unit for the purpose of evaluating goodwill for impairment. The Company performs its annual goodwill impairment test as of the first day of the fourth quarter of its fiscal year or more frequently if changes in circumstances or the occurrence of events suggest that an impairment exists. Impairment tests are done by comparing the reporting unit’s fair value to its carrying amount to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the reporting unit’s goodwill is less than the carrying value of the reporting unit’s goodwill. The fair value of the reporting unit and the implied fair value of goodwill are determined based on widely accepted valuation techniques. No goodwill impairment losses were recorded during the years ended December 30, 2012, January 1, 2012 and January 2, 2011 as the fair value of the reporting unit significantly exceeded its carrying value.

Intangible Assets

Intangible assets with an indefinite life, including certain trademarks and trade names, are not amortized. The useful lives of indefinite-life intangible assets are assessed annually to determine whether events and circumstances continue to support an indefinite life. Intangible assets with an indefinite life are tested for impairment annually or whenever events or circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount exceeds the estimated fair value of the asset. The amount of the impairment loss to be recorded would be determined based upon the excess of the asset’s carrying value over its fair value. No impairment losses were recorded during the years ended December 30, 2012, January 1, 2012 and January 2, 2011.

Intangible assets with a finite life, including developed technology, customer relationships, and patents and licenses, are amortized on a straight-line basis over their estimated useful lives, ranging from one to twenty years. Costs incurred to extend or renew license arrangements are capitalized as incurred and amortized over the shorter of the life of the extension or renewal, or the remaining useful life of the underlying product being licensed. Intangible assets with a finite life are tested for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. An impairment loss would be recognized when estimated future undiscounted cash flows relating to the asset are less than the asset’s carrying amount. An impairment loss is measured as the amount by which the carrying amount of an asset exceeds its fair value. For the year ended December 30, 2012, the Company recognized an impairment charge of $4.7 million dollars related to intangibles where the carrying value was greater than the fair value of the intangibles. This impairment related to developed technology and customer relationship intangibles that were recognized as part of acquisitions that occurred in 2007. The fair value of the intangibles was determined using a discounted cash flow analysis. For the year ended January 1, 2012, the Company recognized an impairment charge of $0.2 million related to developed technology from acquired entities that is no longer being used. No impairment charges were recognized during the year ended January 2, 2011. For the year ended December 30, 2012, intangible asset impairments are included in special charges on the consolidated statement of operations. For the year ended January 1, 2012 and January 2, 2011 intangible asset impairments are included in amortization of intangible assets in the consolidated statements of operations.

Derivative Financial Instruments

All of the Company’s derivative instruments are recorded in the accompanying consolidated balance sheets as either an asset or liability and are measured at fair value. The changes in the derivative’s fair value are recognized currently in current period earnings.

Changes to the fair value of foreign currency derivative instrument economic hedges are recognized in foreign currency transaction gain (loss) on the consolidated statement of operations. Any related derivative assets or liabilities are recorded as other current assets or other current liabilities, respectively, in the consolidated balance sheets.

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

The Company accrues interest and penalties related to unrecognized tax benefits in the Company’s provision for income taxes. At December 31, 2012 and January 1, 2012, accrued interest and penalties were $0.2 million and $0.2 million, respectively.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) refers to revenues, expenses, gains, and losses that under U.S. GAAP are included in comprehensive income (loss) but are excluded from net earnings, as these amounts are recorded directly as an adjustment to shareholders’ equity. Other comprehensive income (loss) is comprised mainly of foreign currency translation adjustments and unrealized gains (losses) on retirement plans. These amounts are presented in the consolidated statements of comprehensive loss.

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

A summary of the financial assets and liabilities that are measured at fair value on a recurring basis at December 30, 2012 and January 1, 2012 are as follows:

	December 30, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$31,108	$31,108	$—	$—
Contingent consideration	(15,265)	—	—	(15,265)
Derivative asset	274	—	274	—

Total, net	$16,117	$31,108	$274	$(15,265)

	January 1, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$54,706	$54,706	$—	$—

Total, net	$54,706	$54,706	$—	$—

As of December 30, 2012, the Company had a derivative asset with recurring Level 2 fair value measurements. The derivatives are foreign exchange forward contracts and their fair values are based on pricing for similar recently executed transactions. The contracts were first entered into in 2012. The amount of loss recognized in foreign exchange loss for the year ended December 30, 2012 related to this derivative is approximately $0.3 million. Included in Level 3 fair value measurements as of December 30, 2012 is a $0.7 million contingent consideration liability related to potential earnout payments for the acquisition of the Company’s exclusive distributor in Belgium and Luxembourg that was completed in May 2012, and a $14.5 million contingent consideration liability related to potential earnout payments for the acquisition of OrthoHelix that was completed in October 2012. Earn-out liabilities are included in contingent consideration on the consolidated balance sheet. The earn-out liabilities are carried at fair value, which is determined based on a discounted cash flow analysis that included revenue estimates and a discount rate, which are considered significant unobservable inputs as of December 30, 2012. The revenue estimates were based on current management expectations for these businesses and the discount rate used as of December 30, 2012 was 8% and was based on the Company’s estimated weighted average cost of capital. To the extent that these assumptions were to change, the fair value of the earn-out liabilities could change significantly. For the year ended December 30, 2012, the Company recognized $0.3 million in interest expense on the mark-to-market of the earn-out liabilities. The Company had no Level 3 fair value measurements as of January 1, 2012. There were no transfers into or out of Level 3 fair value measurements in the period.

The Company also has some assets and liabilities that are measured at fair value on a non-recurring basis. The Company reviews the carrying amount of its long-lived assets other than goodwill for potential impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable. During the year ended December 30, 2012, the Company recognized an intangible impairment of $4.7 million. The impairment was determined using a discounted cash flow analysis. Key inputs into the analysis included estimated future revenues and expenses and a discount rate. The discount rate of 8% was based on the Company’s weighted average cost of capital. These inputs are considered to be significant unobservable inputs and are considered Level 3 fair value measurements.

During the year ended December 30, 2012, the Company initiated and completed a facilities consolidation initiative that included the closure and consolidation of certain facilities in France, Ireland and the U.S., which resulted in the recognition of a $0.9 million impairment charge to write down certain fixed assets to their estimated fair values. The fair value calculations were performed using a cost-to-sell analysis and are considered Level 2 fair value measurements as the key inputs into the calculations included estimated market values of the facilities, which are considered indirect observable inputs. In addition, the Company recorded $0.7 million of lease termination costs for the year ended December 30, 2012 related to the facilities consolidation initiative. The termination costs were determined using a discounted cash flow analysis that included a discount rate assumption, which is based on the credit adjusted risk free interest rate input, and an assumption related to the timing and amount of sublease income. The timing of the sublease income is a significant unobservable input and thus is considered a Level 3 fair value measurement.

As of December 30, 2012, the Company had short-term and long-term debt of $120.1 million, the vast majority of which was variable rate debt. The fair value of the Company’s debt obligations approximates carrying value as a result of its variable rate term and would be considered a Level 2 measurement.

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

In July 2012, the FASB issued ASU 2012-02, Intangibles — Goodwill and Other (Topic 350), Testing Indefinite-Lived Intangible Assets for Impairment, which adds an optional qualitative assessment for determining whether an indefinite-lived intangible asset is impaired, similar to the goodwill guidance issued in ASU 2011-08. Companies have the option to first perform a qualitative assessment to determine whether it is more likely than not (a likelihood of more than 50%) that an indefinite-lived intangible asset is impaired. If a company determines that it is more likely than not that the fair value of such an asset exceeds its carrying amount, it would not need to calculate the fair value of the asset in that year. However, if a company concludes otherwise, it must perform the annual quantitative impairment tests. The Company adopted this guidance beginning in 2012. The impact of adoption did not have a material impact on the Company’s consolidated financial position or operating results.

3. Business Combinations

On October 4, 2012, the Company completed the acquisition of 100% of the outstanding common stock of OrthoHelix Surgical Designs, Inc. OrthoHelix is an innovative, high-growth company that is focused on developing and marketing specialty implantable screw and plate systems for the repair of small bone fractures and deformities predominantly in the foot and ankle. Under the terms of the agreement, the Company acquired the assets and assumed certain liabilities of

OrthoHelix for an aggregate purchase price of $152.6 million, including $100.4 million in cash, the equivalent of $38.0 million in Tornier ordinary shares based on the closing share price on the date of acquisition, and $14.2 million related to the fair value of additional contingent consideration of up to $20.0 million. The contingent consideration is payable in future periods based on growth of the lower extremity joints and trauma revenue category.

The OrthoHelix acquisition was accounted for as an acquisition of a business; and, accordingly, the results have been included in the Company’s consolidated results of operations from the date of acquisition. The allocation of the total purchase price of to the net tangible and identifiable intangible assets was based on their estimated fair values as of the acquisition date. The excess of the purchase price over the identifiable intangible and net tangible assets in the amount of $105.9 million was allocated to goodwill, which is not deductible for tax purposes. Qualitatively, the three largest components of goodwill include: (1) expansion into international markets; (2) the relationships between the Company’s sales representatives and physicians; and (3) the development of new product lines and technology. The purchase price allocation is preliminary pending the final determination of the fair value of certain acquired assets and assumed liabilities.

The following represents the preliminary allocation of the purchase price:

Purchase Price Allocation (In Thousands)
Goodwill	$105,904
Other intangible assets	40,600
Tangible assets acquired and liabilities assumed:
Accounts receivable	4,330
Inventory	12,033
Other assets	776
Instruments, net	4,475
Accounts payable and accrued liabilities	(3,606)
Deferred income taxes	(11,900)
Other long-term debt	(16)

Total preliminary purchase price	$152,596

Acquired identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives. The following table represents components of these identifiable intangible assets and their estimated useful lives at the acquisition date:

	Fair Value (In Thousands)	Estimated Useful Life (In Years)
Developed technology	$35,500	10
In-process research and development	3,500	N/A
Trademarks and trade names	1,500	3
Non-compete agreements	100	3

Total identifiable intangible assets	$40,600

The preliminary estimated fair value of the intangible assets acquired was determined by the Company with the assistance of a third-party valuation expert. Tornier used an income approach to measure the fair value of the developed technology and in-process research and development based on the multi-period excess earnings method, whereby the fair value is estimated based upon the present value of cash flows that the applicable asset is expected to generate. Tornier used an income approach to measure the fair value of the trademarks based upon the relief from royalty method, whereby the fair value is estimated based upon discounting the royalty savings as well as any tax benefits related to ownership to a present value. Tornier used an income approach to measure the fair value of non-compete agreements, based on the incremental income method, whereby value is estimated by discounting the cash flow differential as well as any tax benefits related to ownership to a present value. These fair value measurements were based on significant inputs not observable in the market and thus represent Level 3 measurements under the fair value hierarchy. The significant unobservable inputs include the discount rate of 8% which was based on the Company’s estimate of its weighted cost of capital.

Pro forma results of operations (unaudited) of the Company for the years ended December 30, 2012 and January 1, 2012, as if the acquisition had occurred on January 3, 2011, are as follows:

	Year Ended December 30, 2012	Year Ended January 1, 2012
Revenue	$298,051	$283,370
Net Loss	(31,390)	(43,155)
Basic and diluted net loss per share	$(0.75)	$(1.07)

Pro forma net income for the year ended December 30, 2012 was adjusted to exclude all acquisition-related costs. Total acquisition costs related to OrthoHelix were $1.2 million and included in special charges on the consolidated statement of operations. The pro forma results of operations are not necessarily indicative of future operating results. Included in the consolidated statement of operations is approximately $8.0 million of revenue and $1.8 million of net loss related to operations of OrthoHelix subsequent to the transaction closing.

4. Property, Plant and Equipment

Property, plant and equipment balances are as follows (in thousands):

	December 30, 2012	January 1, 2012
Land	$1,830	$2,138
Building and improvements	12,908	12,501
Machinery and equipment	25,767	20,335
Furniture, fixtures and office equipment	26,541	24,255
Software	4,729	4,110
Construction in progress	2,148	—

	73,923	63,339
Accumulated depreciation	(36,772)	(29,986)

Property, plant and equipment, net	$37,151	$33,353

As a result of the facilities consolidation initiative, the Company recorded several fixed asset impairments during 2012 related to the Company’s facilities in St. Ismier, France, Dunmanway, Ireland, and Stafford, Texas in the aggregate amount of $0.9 million for year ended December 30, 2012. Additionally, the Company recorded $0.1 million in impairments related to certain distribution channel changes in Europe. These changes are reflected in related fixed asset categories above. These impairments were recorded in special charges, a component of operating expenses, in the consolidated statements of operations for the year ended December 30, 2012. See Note 18 for further description of the facilities consolidation initiative.

Depreciation expense recorded on property, plant and equipment was $6.1 million, $6.0 million and $6.1 million during the years ended December 30, 2012, January 1, 2012 and January 2, 2011, respectively.

5. Goodwill and Other Intangible Assets

The following table summarizes the changes in the carrying amount of goodwill for the years ended December 30, 2012 and January 1, 2012 (in thousands):

Balance at January 2, 2011	$131,830
Contingent payment on acquisition	1,099
Foreign currency translation	(2,385)

Balance at January 1, 2012	$130,544
Contingent payment on acquisition	1,193
Goodwill acquired in acquisition	106,654
Foreign currency translation	1,413

Balance at December 30, 2012	$239,804

The goodwill balance at December 30, 2012 contains $11.4 million of goodwill that qualifies for future tax deductions.

The components of identifiable intangible assets are as follows (in thousands):

	Gross Value	Accumulated Amortization	Net Value
Balances at December 30, 2012
Intangible assets subject to amortization:
Developed technology	$107,974	$(34,109)	$73,865
Customer relationships	59,212	(24,634)	34,578
Licenses	5,525	(2,927)	2,598
In-process research and development	3,500	(5)	3,495
Other	3,923	(1,357)	2,566
Intangible assets not subject to amortization:
Tradename	9,492	—	9,492

Total	$189,626	$(63,032)	$126,594

	Gross Value	Accumulated Amortization	Net Value
Balances at January 1, 2012
Intangible assets subject to amortization:
Developed technology	$75,106	$(29,313)	$45,793
Customer relationships	60,399	(21,821)	38,578
Licenses	4,882	(2,061)	2,821
Other	1,930	(1,056)	874
Intangible assets not subject to amortization:
Tradename	9,599	—	9,599

Total	$151,916	$(54,251)	$97,665

During the year ended December 30, 2012, the Company acquired its exclusive distributor in Belgium and Luxembourg for $3.5 million, which included a $1.0 million earn-out. The preliminary purchase accounting for this transaction resulted in an increase in intangible assets of $3.0 million and goodwill of $0.8 million for the year ended December 30, 2012. Additionally, the Company acquired OrthoHelix on October 4, 2012 which resulted in the recording of additional goodwill of $105.9 million and additional intangible assets of $40.6 million for the year ended December 30, 2012. See Note 3 for further details on the acquisition of OrthoHelix.

For the year ended December 30, 2012, the Company recognized an impairment charge of $4.7 million related to intangibles where the carrying value was greater than the fair value of the intangibles due to a reduction in forecasted revenue from these products due to cannibalization as a result of acquiring similar products as part of the OrthoHelix acquisition. For the year ended January 1, 2012, the Company recognized an impairment charge of $0.2 million related to developed technology from acquired entities that is no longer being used. No impairment charges were recognized during the year ended January 2, 2011. For the year ended December 30, 2012, intangible asset impairments are included in special charges on the consolidated statement of operations. For the year ended January 1, 2012, intangible asset impairments are included in amortization of intangible assets in the consolidated statements of operations.

All finite-lived intangible assets have been assigned an estimated useful life and are amortized on a straight-line basis over the number of years that approximates the assets’ respective useful lives (ranging from one to twenty years). Included in other intangibles are non-compete agreements and patents. The weighted-average amortization periods, by major intangible asset class, are as follows:

Weighted-Average Amortization Period (In Years)
Developed technology	12
Customer relationships	13
Licenses	5
In-process research and development	5
Other	4

Total amortization expense for finite-lived intangible assets was $11.6 million, $11.3 million and $11.5 million during the years ended December 30, 2012, January 1, 2012 and January 2, 2011, respectively. Amortization expense is recorded as amortization of intangible assets in the consolidated statements of operations. Estimated annual amortization expense for fiscal years ending 2013 through 2017 is as follows (in thousands):

Amortization Expense
2013	$14,588
2014	14,283
2015	14,098
2016	13,112
2017	12,505

6. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 30, 2012	January 1, 2012
Accrued payroll and related expenses	$16,521	$14,596
Accrued royalties	9,001	7,771
Other accrued liabilities	18,888	12,078

	$44,410	$34,445

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

Notes payable balances prior to the repayment in February 2011 were as follows:

	February 14, 2011 (Time of Repayment)	January 2, 2011
Gross notes payable	$116,109	$114,357
Discount to notes payable	(29,352)	(30,096)

Net notes payable	$86,757	$84,261

8. Long-Term Debt

A summary of other long-term debt is as follows (in thousands):

	December 30, 2012	January 1, 2012
Lines of credit and overdraft arrangements	$1,000	$9,989
Mortgages	3,719	5,508
Bank term debt	113,135	22,262
Shareholder debt	2,198	2,152

Total debt	120,052	39,911
Less current portion	(4,595)	(18,011)

Long-term debt	$115,457	$21,900

Aggregate maturities of debt for the next five years are as follows (in thousands):

2013	$3,574
2014	2,968
2015	5,710
2016	5,605
2017	98,609
Thereafter	2,566

Lines of Credit

On October 4, 2012, the Company, and its U.S. operating subsidiary, Tornier, Inc. (Tornier USA), entered into a credit agreement with Bank of America, N.A., as Administrative Agent, SG Americas Securities, LLC, as Syndication Agent, BMO Capital Markets and JPMorgan Chase Bank, N.A., as Co-Documentation Agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated and SG Americas Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners, and the other lenders party thereto. The credit facility included a senior secured revolving credit facility to Tornier USA denominated at the election of Tornier USA, in U.S. dollars, Euros, pounds, sterling and yen in an aggregate principal amount of up to the U.S. dollar equivalent of $30.0 million. Funds available under the revolving credit facility may be used for general corporate purposes. Loans under our revolving credit facility bear interest at (a) the alternate base rate (if denominated in U.S. dollars), equal to the greatest of (i) the prime rate in effect on such day, (ii) the federal funds rate in effect on such day plus 1/2 of 1%, and (iii) the adjusted LIBO rate plus 1%, plus in the case of each of (i)-(iii) above, an applicable rate of 2.00% or 2.25% (depending on our total net leverage ratio as defined in our credit agreement), or (b) in the case of a eurocurrency loan (as defined in our credit agreement), at the applicable adjusted LIBO rate for the relevant interest period plus an applicable rate of 3.00% or 3.25% (depending on our total net leverage ratio), plus the mandatory cost (as defined in our credit agreement) if such loan is made in a currency other than U.S. dollars or from a lending office in the United Kingdom or a participating member state (as defined in our credit agreement). The total amount outstanding as of December 30, 2012 related to this line of credit was $1.0 million. The debt matures in October 2017.

Tornier USA had established a $10.0 million secured line of credit at January 1, 2012. The line was secured by working capital and equipment. As of January 1, 2012, there was no outstanding balance under the line. Borrowings under the line of credit beared annual interest at a 30-day LIBOR plus 2.25%, with a minimum interest rate of 5%. This facility was terminated in 2012.

The Company’s European subsidiaries had established unsecured bank overdraft arrangements which allowed for available credit totaling $23.8 million at January 1, 2012. Borrowings under these overdraft arrangements were $10.0 million at January 1, 2012 and had variable annual interest rates based on the Euro Overnight Index Average plus 1.3% or a three-month Euro plus 0.5%-3.0%. This debt was paid off in 2012.

Mortgages

The Company had a mortgage secured by an office building in Stafford, Texas. This building was sold in December 2012 and the outstanding mortgage balance was paid off. This mortgage had an outstanding amount of $1.2 million at January 1, 2012 and beared a variable annual interest rate of LIBOR plus 2%.

The Company also has a mortgage secured by an office building in Grenoble, France. This mortgage had an outstanding balance of $3.7 million and $4.3 million at December 30, 2012 and January 1, 2012, respectively. This mortgage bears a fixed annual interest rate of 4.9%.

Bank Term Debt

In addition to the senior secured revolving credit facility discussed above, the credit agreement entered into on October 4, 2012 also provided for an aggregate credit commitment to Tornier USA of $145.0 million, consisting of: (1) a senior secured term loan facility to Tornier USA denominated in dollars in an aggregate principal amount of up to $75.0 million; (2) a senior secured term loan facility to Tornier USA denominated in Euros in an aggregate principal amount of up to the U.S. dollar equivalent of $40.0 million. The borrowings under the term loan facilities were used to pay the cash consideration for the OrthoHelix acquisition, and fees, costs and expenses incurred in connection with the acquisition and the credit agreement and to repay prior existing indebtedness of the Company and its subsidiaries. The debt matures in October 2017. Borrowings under these facilities within the credit agreement as of December 30, 2012 were as follows:

Senior secured U.S. dollar term loan	$75,000
Senior secured Euro term loan	40,772
Debt discount	(5,138)

Total	$110,634

The USD term facility bears interest at (a) the alternate base rate (if denominated in U.S. dollars), equal to the greatest of (i) the prime rate in effect on such day, (ii) the federal funds rate in effect on such day plus 1/2 of 1%, and (iii) the adjusted LIBO rate, with a floor of 1% (as defined in our new credit agreement) plus 1%, plus in the case of each of (i)-(iii) above, an applicable rate of 2.00% or 2.25% (depending on our total net leverage ratio as defined in our credit agreement), or (b) in the case of a eurocurrency loan (as defined in our credit agreement), at the applicable adjusted LIBO rate for the relevant interest period plus an applicable rate of 3.00% or 3.25% (depending on our total net leverage ratio), plus the mandatory cost (as defined in our credit agreement) if such loan is made in a currency other than U.S. dollars or from a lending office in the United Kingdom or a participating member state (as defined in our credit agreement). Under the EUR term facility, (a) alternate base rate loans bear interest at the alternate base rate plus the applicable rate, which is 3.00% or 3.25% (depending on our total net leverage ratio) and (b) eurocurrency loans bear interest at the adjusted LIBO rate for the relevant interest period, plus an applicable rate, which is 4.00% or 4.25% (depending on our total net leverage ratio), plus the mandatory cost, if applicable.

The credit agreement, including the term loans and the revolving line of credit, contains customary covenants, including financial covenants which require the Company to maintain minimum interest coverage, annual capital expenditure limits and maximum total net leverage ratios, and customary events of default. The obligations under the credit agreement are guaranteed by the Company, Tornier USA and certain other specified subsidiaries of the Company, and subject to certain exceptions, are secured by a first priority security interest in substantially all of the assets of the Company and certain specified existing and future subsidiaries of the Company. The Company was in compliance with all covenants as of December 30, 2012.

As a result of entering into the credit agreement, the Company used a portion of the proceeds to repay several of its previous outstanding debt balances.

The Company’s international subsidiaries had other long-term secured and unsecured notes totaling $1.3 million and $22.3 million at December 30, 2012 and January 1, 2012, respectively, with initial maturities ranging from three to ten years. A portion of these notes have fixed annual interest rates that range from 3.7% to 8.5%. A majority of the notes outstanding in 2011 were paid off in 2012. At the time of repayment, the Company recognized a loss on debt extinguishment of $0.6 million related to penalties and fees for prepayment.

Also included in term debt is $1.5 million related to capital leases. See Note 14 for further details.

Shareholder Debt

In 2008, one of the Company’s 51%-owned and consolidated subsidiaries borrowed $2.2 million from a member of the Company’s board of directors who is also a 49% owner of the consolidated subsidiary. This loan was used to partially fund the purchase of real estate in Grenoble, France, to be used as a manufacturing facility. Interest on the debt is variable based on three-month Euro plus 0.5%. The outstanding balance on this debt was $2.2 million as of December 30, 2012 and January 1, 2012, respectively. The non-controlling interest in this subsidiary is deemed immaterial to the consolidated financial statements.

9. Retirement and Postretirement Benefit Plans

The Company’s French subsidiary is required by French government regulations to offer a plan to its employees that provides certain lump-sum retirement benefits. This plan qualifies as a defined benefit retirement plan. The French regulations do not require funding of this liability in advance and as a result there are no plan assets associated with this defined-benefit plan. The Company has a liability of $2.5 million and $1.5 million recorded at December 30, 2012 and January 1, 2012, respectively, for future obligations under the plan. The increase in the liability was driven by a decrease in the government mandated discount rate from 4.7% to 2.8%. The change in the discount rate resulted in a $0.9 million unrealized loss recorded as a component of other comprehensive loss. The related periodic benefit expense was immaterial in all periods presented.

10. Derivative Instruments

The Company’s operations outside the United States are significant. As a result, the Company has foreign exchange exposure on transactions denominated in currencies that are different than the functional currency in certain legal entities. Starting in 2012, the Company began entering into forward contracts to manage their exposure to foreign currency transaction gains (losses). As it relates to the Company’s U.S. operating entity, Tornier Inc., the Company has entered into forward contracts to manage the foreign currency exposures to the Euro. As it relates to the Company’s French operating entity, Tornier SAS, the Company has entered into forward contracts to manage the foreign currency exposure to the Australian Dollar, British Pound, Japanese Yen, Swiss Franc and U.S. Dollar. Forward contracts are recorded on the consolidated balance sheet at fair value. At December 30, 2012, the Company had foreign currency forward contracts outstanding with a fair value of $0.3 million. These contracts are accounted for as economic hedges and accordingly, changes in fair value are recognized in earnings. The net loss on foreign exchange forward contracts is recognized in foreign currency transaction gain (loss). For the year ended December 30, 2012, the Company recognized gains of $0.3 million related to these forward currency contracts.

11. Income Taxes

The components of earnings (loss) before taxes for the years ended December 30, 2012, January 1, 2012 and January 2, 2011, consist of the following (in thousands):

	December 30, 2012	January 1, 2012	January 2, 2011
United States loss	$(19,858)	$(2,631)	$(6,526)
Rest of the world loss	(12,821)	(36,249)	(38,104)

Loss before taxes	$(32,679)	$(38,880)	$(44,630)

The income tax benefit (provision) for the years ended December 30, 2012, January 1, 2012 and January 2, 2011, consists of the following (in thousands):

	December 30, 2012	January 1, 2012	January 2, 2011
Current (provision) benefit:
United States	$(150)	$(327)	$(433)
Rest of the world	(2,523)	(3,140)	539
Deferred benefit	13,608	11,891	5,015

Total income tax benefit	$10,935	$8,424	$5,121

A reconciliation of the United States statutory income tax rate to the Company’s effective tax rate for the years ended December 30, 2012, January 1, 2012 and January 2, 2011, is as follows:

	December 30, 2012	January 1, 2012	January 2, 2011
Income tax provision at U.S. statutory rate	34.0%	34.0%	34.0%
Release of valuation allowance	32.8	—	—
Change in valuation allowance	(33.4)	(10.1)	(11.9)
Non-taxed interest income on participating loan	1.7	6.4	0.3
State and local taxes	2.6	(0.4)	(0.1)
Tax deductible IPO costs	1.7	—	—
Other foreign taxes	(3.5)	(2.0)	(6.0)
Unrecognized interest deduction	—	(0.5)	(2.5)
Impact of foreign income tax rates	(2.5)	(6.9)	(5.8)
Non-deductible expenses	(1.8)	(0.6)	(0.4)
Other	1.9	1.7	3.9

Total	33.5%	21.6%	11.5%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has established valuation allowances for deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit.

The components of deferred taxes for the years ended December 30, 2012 and January 1, 2012, consist of the following (in thousands):

	December 30, 2012	January 1, 2012
Deferred tax assets:
Net operating loss carryforwards	$27,924	$26,219
Inventory	4,960	1,769
Exchange rate changes	223	156
Stock options	9,715	8,289
Accruals and other provisions	5,067	987

Total deferred tax assets	47,889	37,420
Less: valuation allowance	(30,011)	(29,817)

Total deferred tax assets after valuation allowance	17,878	7,603
Deferred tax liabilities:
Intangible assets	(33,248)	(22,209)
Depreciation	(2,033)	(1,752)

Total deferred tax liabilities	(35,281)	(23,961)

Total net deferred tax liabilities	$(17,403)	$(16,358)

In connection with the acquisition of OrthoHelix, the Company recorded deferred tax liabilities of $11.9 million, which included $10.7 million related to amortizable intangible assets and $1.2 million related to indefinite-lived acquired in-process research and development. The deferred tax liabilities of $10.7 million related to the amortizable intangibles reduces the Company’s net deferred tax assets by a like amount and in a manner that provides predictable future taxable income over the asset amortization period. As a result, the Company reduced its pre-acquisition deferred tax asset valuation allowance in 2012 by $10.7 million, which has been reflected as an income tax benefit in the consolidated statements of operations. Although the deferred tax liability of $1.2 million related to acquired in-process research and development also reduces the net deferred tax assets by a like amount, it does so in a manner that does not provide predictable future taxable income because the related asset is indefinite-lived. Therefore, the deferred tax asset valuation allowance was not reduced as a result of this item.

The Company had $30.0 million, $29.8 million and $26.9 million of valuation allowance recorded at December 30, 2012, January 1, 2012 and January 2, 2011, respectively. If any amounts reverse, the reversals would be recognized in the income tax provision in the period of reversal. The Company recognized $0.2 million ($10.9 million of increase valuation allowance netted against the $10.7 million of reversal from the OrthoHelix acquisition), $2.9 million and $5.2 million of the valuation allowance as a tax expense during the years ended December 30, 2012, January 1, 2012, and January 2, 2011, respectively.

Net operating loss carryforwards totaling approximately $106 million at December 31, 2012, $53 million which relates to the United States and $53 million related to jurisdictions outside the United States. are available to reduce future taxable earnings of the Company’s consolidated U.S. subsidiaries and certain European subsidiaries, respectively. These net operating loss carryforwards include $14 million with no expiration date; the remaining carryforwards have expiration dates between 2015 and 2030.

The Company has recorded a long-term liability of approximately $2.6 million and $1.9 million at December 30, 2012 and January 1, 2012, respectively, which represents the Company’s best estimate of the potential additional tax liability related to certain tax positions from unclosed tax years in certain of its subsidiaries. To the extent that the results of any future tax audits differ from the Company’s estimate, changes to tax uncertainties will be reported as adjustments to income tax expense.

The total amount of net unrecognized tax benefits that, if recognized, would affect the tax rate was $7.9 million at December 30, 2012. The Company files income tax returns in the U.S. federal jurisdiction and in various U.S. state and foreign jurisdictions. The Company is not currently under examination by any U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities. If any examinations were initiated, the Company would not expect the results of these examinations to have a material impact on its consolidated financial statements in future years.

A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits is as follows (in thousands):

Gross unrecognized tax benefits at January 2, 2011	$4,707
Increase for tax positions in prior years	246
Decrease for tax positions in prior years	(24)
Increase for tax positions in current year	453
Foreign currency translation	(150)

Gross unrecognized tax benefits at January 1, 2012	$5,232
Increase for tax positions in prior years	2,282
Decrease for tax positions in prior years	—
Increase for tax positions in current year	306
Foreign currency translation	89

Gross unrecognized tax benefits at December 30, 2012	$7,909

12. Capital Stock and Earnings Per Share

The Company had 41.7 million and 39.3 million ordinary shares issued and outstanding as of December 30, 2012 and January 1, 2012, respectively.

The Company had outstanding options to purchase 3.8 million, 4.2 million and 3.7 million ordinary shares at December 30, 2012, January 1, 2012 and January 2, 2011, respectively. The Company also had 0.4 million and 0.2 million restricted stock units outstanding at December 30, 2012 and January 1, 2012. Outstanding options to purchase ordinary shares, restricted stock units and warrants representing an aggregate of 4.2 million, 4.4 million and 3.7 million shares are not included in diluted earnings per share for the years ended December 30, 2012, January 1, 2012 and January 2, 2011, respectively, because the Company recorded a net loss in all periods and, therefore, including these instruments would be anti-dilutive.

13. Segment and Geographic Data

The Company has one reportable segment, orthopaedic products, which includes the design, manufacture and marketing of joint implants and other related products. The Company’s geographic regions consist of the United States, France and other areas. Long-lived assets are those assets located in each region. Revenues attributed to each region are based on the location in which the products were sold.

Revenue by geographic region is as follows (in thousands):

	Year Ended
	December 30, 2012	January 1, 2012	January 2, 2011
Revenue by geographic region:
United States	$156,750	$141,496	$127,762
France	52,737	55,438	47,324
Other international	68,033	64,257	52,292

Total	$277,520	$261,191	$227,378

Revenue by product category is as follows (in thousands):

	Year Ended
	December 30, 2012	January 1, 2012	January 2, 2011
Revenue by product type:
Upper extremity joints and trauma	$175,242	$164,064	$139,175
Lower extremity joints and trauma	34,109	26,033	23,629
Sports medicine and biologics	15,526	14,779	13,210

Total extremities	224,877	204,876	176,014
Large joints and other	52,643	56,315	51,364

Total	$277,520	$261,191	$227,378

Long-lived tangible assets, including instruments, property, plant and equipment are as follows (in thousands):

	December 30, 2012	January 1, 2012
Long-lived assets:
United States	$31,342	$25,221
France	39,764	40,564
Other international	17,439	16,915

Total	$88,545	$82,700

14. Leases

Future minimum rental commitments under non-cancelable operating leases in effect as of December 30, 2012 are as follows (in thousands):

2013	$5,489
2014	4,923
2015	4,175
2016	3,645
2017	3,568
Thereafter	10,120

Total	$31,920

Operating leases include copiers, automobiles and property leases and have maturity dates between 2013 and 2022. Total rent expense for the years ended December 30, 2012, January 1, 2012 and January 2, 2011 was $4.3 million, $3.5 million and $3.3 million, respectively.

Future lease payments under capital leases are as follows (in thousands):

2013	$691
2014	475
2015	272
2016	123
2017	77
Thereafter	—

Total minimum lease payments	1,638
Less amount representing interest	(153)

Present value of minimum lease payments	1,485
Current portion	(622)

Long-term portion	$863

Fixed assets that are recorded as capital lease assets consist of machinery and equipment, and have a carrying value of $2.6 million ($3.4 million gross value, less $0.8 million accumulated depreciation) and $1.7 million ($2.7 million gross value, less $1.0 million accumulated depreciation) at December 30, 2012 and January 1, 2012, respectively. Amortization of capital lease assets is included in depreciation expense in the consolidated financial statements.

15. Certain Relationships and Related-Party Transactions

The Company leases all of its approximately 55,000 square feet of manufacturing facilities and approximately 52,000 square feet of office space located in Grenoble, France, from Alain Tornier (Mr. Tornier), who is a current shareholder and member of the Company’s board of directors. Annual lease payments to Mr. Tornier amounted to $1.6 million, $1.9 million and $1.7 million during the years ended December 30, 2012, January 1, 2012 and January 2, 2011, respectively.

On July 29, 2008, the Company formed a real estate holding company (SCI Calyx) together with Mr. Tornier. SCI Calyx is owned 51% by the Company and 49% by Mr. Tornier. SCI Calyx was initially capitalized by a contribution of capital of €10,000 funded 51% by the Company and 49% by Mr. Tornier. SCI Calyx then acquired a combined manufacturing and office facility in Montbonnot, France, for approximately $6.1 million. The manufacturing and office facility acquired was to be used to support the manufacture of certain of the Company’s current products and house certain operations already located in Montbonnot, France. This real estate purchase was funded through mortgage borrowings of $4.1 million and $2.0 million cash borrowed from the two current shareholders of SCI Calyx. The $2.0 million cash borrowed from the SCI Calyx shareholders originally consisted of a $1.0 million note due to Mr. Tornier and a $1.0 million note due to Tornier SAS, which is the Company’s wholly owned French operating subsidiary. Both of the notes issued by SCI Calyx bear annual interest at the three-month Euro Libor rate plus 0.5% and have no stated term. During 2010, SCI Calyx borrowed approximately $1.4 million from Mr. Tornier in order to fund on-going leasehold improvements necessary to prepare the Montbonnot facility for its intended use. This cash was borrowed under the same terms as the original notes. On September 3, 2008, Tornier SAS, the Company’s French operating subsidiary, entered into a lease agreement with SCI Calyx relating to these facilities. The agreement, which terminates in 2015, provides for an annual rent payment of €440,000, which has subsequently been increased and is currently €888,583 annually. As of December 30, 2012, future minimum payments under this lease were €4.4 million in the aggregate. As of December 30, 2012, SCI Calyx had related-party debt outstanding to Mr. Tornier of $2.2 million. The SCI Calyx entity is consolidated by the Company, and the related real estate and liabilities are included in the consolidated balance sheets.

Since 2006, Tornier SAS has entered into various lease agreements with entities affiliated with Mr. Tornier or members of his family. On May 30, 2006, Tornier SAS entered into two lease agreements with Mr. Tornier and his sister, Colette Tornier, relating to the Company’s former facilities in Saint-Ismier, France. The agreements provided for annual rent payments of €104,393 and €28,500, respectively, which were increased to €121,731 and €33,233 annually, respectively. On June 26, 2012, Tornier SAS entered into an amendment to these lease agreements to terminate them effective as of September 30, 2012. No early termination payments were made by Tornier SAS pursuant to the terms of the amendment. During 2012, Tornier SAS paid an aggregate of €2.7 million to an entity affiliated with Mr. Tornier and his sister, Colette Tornier, as rent for the Company’s former facility located in Saint-Ismier, France. On December 29, 2007, Tornier SAS entered into a lease agreement with Cymaise SCI, relating to the Company’s former facilities in Saint-Ismier, France. The agreement provides for a term through May 30, 2015 and an annual rent payment of €480,000, which was subsequently increased to €531,243 annually. Cymaise SCI is wholly owned by Mr. Tornier and his sister, Colette Tornier. On December 29, 2007, Tornier SAS entered into a lease agreement with Animus SCI, relating to the Company’s facilities in Montbonnot Saint Martin, France. On August 18, 2012, the parties amended the lease agreement to extend the term until May 31, 2022 and reduce the annual rent. The amended agreement provides for an initial annual rent payment of €279,506 annually. Animus SCI is wholly owned by Mr. Tornier. On February 6, 2008, Tornier SAS entered into a lease agreement with Balux SCI, effective as of May 22, 2006, relating to the Company’s facilities in Montbonnot Saint Martin, France. On August 18, 2012, the parties amended the lease agreement to extend the term until May 31, 2022 and reduce the annual rent. The amended agreement provides for an initial annual rent payment of €252,545. Balux SCI is wholly owned by Mr. Tornier and his sister, Colette Tornier. As of December 30, 2012, future minimum payments under all of these agreements were €279,506 in the aggregate.

16. Share-Based Compensation

Share-based awards are granted under the Tornier N.V. 2010 Incentive Plan, as amended and restated (2010 Plan). This plan allows for the issuance of up to 7.7 million ordinary shares in connection with the grant of a combination of potential share-based awards, including stock options, restricted stock units, stock appreciation rights and other types of awards as deemed appropriate. To date, only options to purchase ordinary shares (options) and restricted stock units (RSUs) have been awarded. Both types of awards generally have graded vesting periods of four years and the options expire ten years after the grant date. Options are granted with exercise prices equal to the fair value of the Company’s ordinary shares on the date of grant.

The Company recognizes compensation expense for these awards on a straight-line basis over the vesting period. Share-based compensation expense is included in cost of goods sold, selling, general and administrative, and research and development expenses on the consolidated statements of operations.

Below is a summary of the allocation of share-based compensation (in thousands):

	Year ended
	December 30, 2012	January 1, 2012	January 2, 2011
Cost of goods sold	$864	$841	$536
Selling, general and administrative	5,477	5,263	4,661
Research and development	489	443	433

Total	$6,830	$6,547	$5,630

The Company recognizes the fair value of share-based awards granted in exchange for employee services as a cost of those services. Total compensation cost included in the consolidated statements of operations for employee share-based payment arrangements was $6.5 million, $6.2 million and $5.1 million during the years ended December 30, 2012, January 1, 2012 and January 2, 2011, respectively. The amount of expense related to non-employee options was $0.3 million, $0.3 million and $0.5 million for the years ended December 30, 2012, January 1, 2012 and January 2, 2011, respectively. Additionally, $0.3 million and $0.6 million were included in inventory as a capitalized cost as of December 31, 2012 and January 1, 2012, respectively.

Stock Option Awards

The Company estimates the fair value of stock options using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of estimates, including the expected life of stock options, expected stock price volatility, the risk-free interest rate and the expected dividend yield. The Company calculates the expected life of stock options using the SEC’s allowed short-cut method. The expected stock price volatility assumption was estimated based upon historical volatility of the common stock of a group of the Company’s peers that are publicly traded. The risk-free interest rate was determined using U.S. Treasury rates with terms consistent with the expected life of the stock options. Expected dividend yield is not considered, as the Company has never paid dividends and currently has no plans of doing so during the term of the options. The Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data when available to estimate pre-vesting option forfeitures, and records share-based compensation expense only for those awards that are expected to vest. The weighted-average fair value of the Company’s options granted to employees was $8.55, $12.06 and $11.03 per share, in 2012, 2011 and 2010, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions:

	Years ended
	December 30, 2012	January 1, 2012	January 2, 2011
Risk-free interest rate	0.9%	2.1%	2.3%
Expected life in years	6.1	6.1	5.8
Expected volatility	48.1%	48.6%	49.8%
Expected dividend yield	0.0%	0.0%	0.0%

As of December 30, 2012, the Company had $9.8 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted to employees under the 2010 Plan and the Company’s prior stock option plan. That cost is expected to be recognized over a weighted-average service period of 2.7 years. Shares reserved for future compensation grants were 2.5 million and 0.4 million at December 30, 2012 and January 1, 2012, respectively. Exercise prices per share for options outstanding at December 30, 2012, ranged from $13.39 to $27.31.

A summary of the Company’s employee stock option activity is as follows:

	Ordinary Shares (In Thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (in Millions)
Outstanding at December 27, 2009	2,651	15.06	7.6	5.0

Granted	992	22.50
Exercised	(32)	15.32
Forfeited or expired	(79)	15.81

Outstanding at January 2, 2011	3,532	17.02	7.4	19.4

Granted	647	24.76
Exercised	(210)	15.02
Forfeited or expired	(73)	20.96

Outstanding at January 1, 2012	3,896	18.32	6.9	(3.8)

Granted	626	18.45
Exercised	(426)	16.56
Forfeited or expired	(314)	22.33

Outstanding at December 30, 2012	3,782	18.23	6.4	(7.3)

Exercisable at period end	2,567	16.93	5.3	(1.7)

The Company did not grant options to purchase ordinary shares to non-employees in the year ended December 30, 2012. During the years ended January 1, 2012 and January 2, 2011, the Company granted options to purchase 74,667 and 21,000 ordinary shares, respectively, to non-employees in exchange for consulting services. The options granted in 2011 and 2010 had weighted-average exercise prices of $19.39 and $22.50 per share, respectively. 197,773 of these non-employee options were exercisable at December 30, 2012. 31,060 of these options were exercised in 2012. These options have vesting periods of either two or four years and expire 10 years after the grant date. The measurement date for options granted to non-employees is often after the grant date, which often requires updates to the estimate of fair value until the services are performed. The weighted-average per share fair value on the date of grant of each non-employee option granted was $9.74 in 2011.

Total compensation expense related to stock options, including employees and non-employees, recognized in the consolidated statements of operations was approximately $5.0 million, $5.8 million and $5.6 million for the years ended December 30, 2012, January 1, 2012 and January 2, 2011, respectively.

Restricted Stock Units Awards

The Company began to grant RSUs in 2011 under the 2010 Plan. Vesting of these awards typically occurs over a four-year period and the grant date fair value of the awards is recognized as expense over the vesting period. Total compensation expense recognized in the consolidated statements of operations related to RSUs was $1.8 million and $0.7 million for the years ended December 30, 2012 and January 1, 2012, respectively.

A summary of the Company’s activity related to the RSUs is as follows:

	Shares (In Thousands)	Weighted-Average Grant Date Fair Value Per Share
Outstanding at January 2, 2011	—	—
Granted	221	25.06
Vested	(7)	23.61
Cancelled	(7)	25.52

Outstanding at January 1, 2012	207	25.10
Granted	305	18.51
Vested	(55)	20.21
Cancelled	(35)	24.01

Outstanding at December 30, 2012	422	20.57

17. Other Non-Operating Income

During the year ended December 30, 2012, the Company recognized $0.1 million in other non-operating income. During the year ended January 1, 2012, the Company recognized $1.3 million in non-operating income, which included a $1.0 million gain on settlement of a contingent liability and a $0.3 million gain related to the sale of certain non-operating real estate in France. During the year ended January 2, 2011, the Company recognized $0.4 million of non-operating gains related to the mark-to-market of the warrant liability. These warrants were converted into ordinary shares later in 2011.

18. Special Charges

Special charges are recorded as a separate line item within operating expenses on the consolidated statement of operations and primarily include operating expenses directly related to business combinations and related integration activities, restructuring initiatives (including the facilities consolidation initiative), management exit costs and certain other items that are typically infrequent in nature and that affect the comparability and trend of operating results. The table below summarizes amounts included in special charges for the related periods:

	Year ended
	December 30, 2012	January 1, 2012	January 2, 2011
Restructuring costs	$6,357	$—	$—
Management exit costs	1,229	632	—
Acquisition and integration costs	3,546	—	—
Distribution channel change costs	1,374	—	—
Increased allowances for uncollectible accounts in Italy	2,001	—	—
Intangible asset impairments	4,737	—	—
Other	—	260	306

Total	$19,244	$892	$306

Included in special charges for the year ended December 30, 2012, were $6.4 million of restructuring costs related to the Company’s facilities consolidation initiative. See below for further details on this initiative. Also included in special charges were management exit costs of $1.2 million which included severance related to the Company’s former Chief Executive Officer and Global Chief Financial Officer; acquisition and integration costs of $3.5 million which included costs related to the Company’s acquisition of OrthoHelix and the Company’s exclusive distributor in Belgium and Luxembourg; distribution channel change costs of $1.4 million which included termination costs related to certain strategic business decisions made related to the Company’s U.S. and international distribution channels; Increased allowances of uncollectible accounts in Italy of $2.0 million which related to bad debt expense related to the termination of a distributor and general economic conditions in Italy; and intangible impairments of $4.7 million as the Company made certain strategic decisions related to previously acquired intangibles which was determined to be impaired as a result of the acquisition of OrthoHelix. Included in special charges on the consolidated statement of operations for the year ended January 1, 2012 are $0.6 million in management termination costs and $0.3 million of charges related to the closure of the Company’s Beverly, Massachusetts facility. Included in special charges for the year ended January 2, 2011 are $0.3 million in costs incurred related to commissions paid in the United Kingdom related to the termination of the relationship with a former distributor and expenses related to the Company’s consolidation of its U.S. operations.

On April 13, 2012, the Company announced a facilities consolidation initiative, stating that it planned to consolidate several of its facilities to drive operational productivity and to reduce annual operating expenses by $2.3 million to $2.8 million beginning in 2013. Under the initiative, the Company consolidated its Dunmanway, Ireland manufacturing facility into its Macroom, Ireland manufacturing facility in the second quarter of 2012 and, in the third quarter of 2012, the Company consolidated its St. Ismier, France manufacturing facility into its Montbonnot, France manufacturing facility. In addition, the Company leased a new facility in Bloomington, Minnesota to use its U.S. business headquarters and consolidated its Minneapolis-based marketing, training, regulatory, supply chain, and corporate functions with it Stafford, Texas-based distribution operations. This initiative was completed in the fourth quarter of 2012.

Charges incurred in connection with the facilities consolidation initiative during the year ended December 30, 2012 are presented in the following table (in thousands). All of the following amounts were recognized within special charges in the Company’s consolidated statements of operations for the year ended December 30, 2012.

Fiscal Year Ended
December 30, 2012
Employee termination benefits	$1,180
Impairment charges related to fixed assets	872
Moving, professional fees and other initiative-related expenses	4,305

Total facilities consolidation expenses	$6,357

The $1.2 million of employee termination benefits includes severance and retention related to approximately 65 employees impacted by the facilities consolidation initiative in the U.S. The $0.9 million of impairment charges related to fixed assets include charges for closing the impacted facilities in the U.S., France and Ireland. The $4.3 million of moving, professional fees and other initiative-related expenses include moving and transportation expenses, lease termination costs, professional fees and other expenses that were incurred to execute the facilities consolidation initiative.

Included in accrued liabilities on the consolidated balance sheet as of December 30, 2012 is an accrual related to the facilities consolidation initiative. Activity in the facilities consolidation accrual is presented in the following table (in thousands):

Facility consolidation accrual balance as of January 2, 2012	$—
Charges:
Employee termination benefits	1,180
Moving, professional fees and other initiative-related expenses	4,305

Total charges	5,485
Payments:
Employee termination benefits	(620)
Moving, professional fees and other initiative-related expenses	(4,191)

Total payments	(4,811)

Facilities consolidation accrual balance as of December 30, 2012	$674

The Company anticipates that substantially all of this accrual will be paid in the first quarter of 2013.

19. Litigation

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

In addition to the item noted above, the Company is subject to various other legal proceedings, product liability claims and other matters which arise in the ordinary course of business. In the opinion of management, the amount of liability, if any, with respect to these matters will not materially affect the Company’s consolidated financial statements or liquidity.

20. Selected Quarterly Information (unaudited):

The following table presents a summary of the Company’s unaudited quarterly operating results for each of the four quarters in 2012 and 2011, respectively (in thousands). This information was derived from unaudited interim financial statements that, in the opinion of management, have been prepared on a basis consistent with the financial statements contained elsewhere in this report and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such information when read in conjunction with the Company’s audited financial statements and related notes. The operating results for any quarter are not necessarily indicative of results for any future period.

	Year ended December 30, 2012
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(in thousands, except per share data)
Revenue	$79,033	$58,015	$66,014	$74,458
Gross profit	52,059	42,285	47,916	53,342
Consolidated net loss	(4,803)	(11,681)	(5,084)	(176)
Net loss per share:
basic and diluted	$(0.12)	$(0.29)	$(0.13)	$(0.00)

	Year ended January 1, 2012
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(in thousands, except per share data)
Revenue	$69,042	$57,556	$65,158	$69,435
Gross profit	48,868	40,906	47,141	49,394
Consolidated net loss	(1,981)	(1,637)	(2,869)	(23,969)
Net loss attributable to ordinary shareholders	(1,981)	(1,637)	(2,869)	(23,969)
Net loss per share:
basic and diluted	$(0.05)	$(0.04)	$(0.07)	$(0.68)

The second, third and fourth quarters of the year ended December 30, 2012 include costs incurred related to special charges that are not included in the first quarter of 2012. The fourth quarter for the year ended December 30, 2012 also includes the impact of the OrthoHelix acquisition. The first quarter of the year ended January 1, 2012 includes a $22.0 million loss, net of $7.5 million of tax benefit, on the extinguishment of the Company’s notes payable, as well as $2.1 million of interest expense related to the amortization of debt discount and 8% interest related to the notes payable, which is not included in the other quarters of 2011.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Disclosure Controls

Our President and Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 240.15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of December 30, 2012. Based on that review and evaluation, which included inquiries made to certain of our other employees, the Certifying Officers have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to Tornier required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our President and Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 30, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 30, 2012. This evaluation did not include the internal controls related to OrthoHelix, the acquisition of which was completed during 2012. OrthoHelix is a wholly owned subsidiary whose total assets and revenues represent 4.7% and 2.9%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 30, 2012 (see Note 3). The report of Ernst &Young LLP, our independent registered public accounting firm, regarding the effectiveness of our internal control over financial reporting is included in this report in “Part II. Item 8, Financial Statements and Supplementary Data” under “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

During the three months ended December 30, 2012, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting, except for the fact that we are currently in the process of evaluating and integrating OrthoHelix’s internal controls into ours.

Item 9B. Other Information.

On February 12, 2013, our board of directors, upon recommendation of our compensation committee, approved the material terms of the Tornier N.V. Employee Performance Incentive Compensation Plan for 2013. Under the terms of the plan, each participant, including Tornier’s executive officers, is eligible to earn an annual cash incentive payment based primarily on the achievement of corporate, and in some cases, divisional performance goals, and in the case of most participants, individual performance goals. The plan is designed to reward all eligible employees for achieving annual goals and to closely align their accomplishments with the interests of Tornier’s shareholders.

Each plan participant has an annual incentive target bonus under the plan, expressed as a percentage of his or her annual base salary. Each plan participant’s target bonus percentage is based on the individual’s position and level of responsibility within the company. The target bonus percentages, expressed as a percentage of annual base salary, for Tornier’s executive officers named in this report are as follows for 2013: David H. Mowry, President and Chief Executive Officer (80%); Shawn T McCormick, Chief Financial Officer (50%); Terry M. Rich, Senior Vice President, U.S. Commercial Operations (75%); Stéphan Epinette, Vice President, International Commercial Operations (40%); and Kevin M. Klemz, Vice President, Chief Legal Officer and Secretary (40%).

Each plan participant’s annual cash incentive bonus under the plan is determined by multiplying the participant’s target bonus amount (the participant’s target bonus percentage times his or her annual base salary) by a payout percentage equal to between 0% and 150% and determined based primarily on the achievement of corporate, and in some cases, divisional performance goals, and in the case of most participants, individual performance goals. The corporate performance goals under the plan for 2013 are based on Tornier’s adjusted revenue, adjusted EBITDA (defined as earnings before interest, taxes, depreciation and amortization) and adjusted free cash flow (defined as cash flows from operations less instrument investments and plant, property and equipment investments), in each case as adjusted for certain items, including changes to foreign currency exchange rates and items that are unusual and not reflective of normal operations, and as compared with pre-established target amounts.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The table below sets forth, as of February 25, 2013, certain information concerning our directors and executive officers. No family relationships exist among any of our directors or executive officers.

Name	Age	Position
David H. Mowry	50	President and Chief Executive Officer
Shawn T McCormick	48	Chief Financial Officer
Stéphan Epinette	42	Vice President, International Commercial Operations
Kevin M. Klemz	51	Vice President, Chief Legal Officer and Secretary
Gregory Morrison	49	Global Vice President, Human Resources
Terry M. Rich	45	Senior Vice President, U.S. Commercial Operations
Sean D. Carney(1)(2)	43	Chairman, Non-Executive Director
Kevin C. O’Boyle(2)(3)	56	Interim Vice Chairman, Non-Executive Director
Richard B. Emmitt(3)	68	Non-Executive Director
Alain Tornier	66	Non-Executive Director
Richard F. Wallman(1)(3)	61	Non-Executive Director
Elizabeth H. Weatherman(1)	52	Non-Executive Director

(1)	Member of the compensation committee.
(2)	Member of the nominating, corporate governance and compliance committee.
(3)	Member of the audit committee.

The following is a biographical summary of the experience of our directors and executive and other officers:

David H. Mowry joined us in July 2011 as Chief Operating Officer and in November 2012 was appointed Interim President and Chief Executive Officer and, effective as of February 21, 2013, was appointed President and Chief Executive Officer on a non-interim basis. He has over 24 years of experience in the medical device industry. Prior to joining us, Mr. Mowry served from July 2010 to July 2011 as the President of the Global Neurovascular Division of Covidien plc, a global provider of healthcare products. From January 2010 to July 2010, Mr. Mowry served as Senior Vice President and President, Worldwide Neurovascular of ev3 Inc., a global endovascular device company acquired by a wholly owned subsidiary of Covidien Group S.a.r.l in July 2010. From August 2007 to January 2010, Mr. Mowry served as Senior Vice President of Worldwide Operations of ev3. Prior to this position, Mr. Mowry was Vice President of Operations for ev3 Neurovascular from November 2006 to October 2007. Before joining ev3, Mr. Mowry served as Vice President of Operations and Logistics at the Zimmer Spine division of Zimmer Holdings Inc., a reconstructive and spinal implants, trauma and related orthopaedic surgical products company, from February 2002 to November 2006. Prior to Zimmer, Mr. Mowry was the President and Chief Operating Officer of HeartStent Corp., a medical device company. Mr. Mowry is a graduate of the United States Military Academy in West Point, New York with a degree in Engineering and Mathematics.

Shawn T McCormick joined us in September 2012 as Chief Financial Officer. He has over 20 years of experience in the medical device industry. Prior to joining us, he served as Chief Operating Officer of Lutonix, Inc., a medical device company acquired by C. R. Bard, Inc. in December 2011, from April 2011 to February 2012. From January 2009 to July 2010, Mr. McCormick served as Senior Vice President and Chief Financial Officer of ev3 Inc., a global medical device company acquired by Covidien plc in July 2010. Prior to joining ev3, Mr. McCormick served as Vice President, Corporate Development at Medtronic, Inc., a global medical device company, where he was responsible for leading Medtronic’s worldwide business development activities and previously had served in key corporate and divisional financial leadership roles within the Medtronic organization. Mr. McCormick joined Medtronic in July 1992 and held various finance and leadership positions during his tenure. From July 2007 to May 2008, he served as Vice President, Corporate Technology and New Ventures of Medtronic. From July 2002 to July 2007, he was Vice President, Finance for Medtronic’s Spinal, Biologics and Navigation business. Prior to that, Mr. McCormick held various other positions with Medtronic, including Corporate Development Director, Principal Corporate Development Associate, Manager, Financial Analysis, Senior Financial Analyst and Senior Auditor. Prior to joining Medtronic, he spent almost four years with the public accounting firm KPMG Peat Marwick. Mr. McCormick earned his Master of Business Administration from the University of Minnesota’s Carlson School of Management and his Bachelor of Science in Accounting from Arizona State University. He is a Certified Public Accountant.

Stéphan Epinette joined us in December 2008 and leads our international commercial operations (primarily Europe, Asia Pacific and Latin America) and large joints business as Vice President of International Commercial Operations. Mr. Epinette has over 19 years of experience in the orthopaedic medical device industry. Prior to joining us, he served in various leadership roles with Stryker Corporation, a medical device and equipment company, in its MedSurg and Orthopaedic divisions in France, the United States and Switzerland from 1993 to December 2008, including as Business Unit Director France from 2005 to 2008. His past functions at Stryker Corporation also included Marketing Director MedSurg EMEA, Assistant to the EMEA President and Director of Business Development & Market Intelligence EMEA. Mr. Epinette earned a Master’s Degree in Health Economics from Sciences Politiques, Paris, a Master’s Degree in International Business from Paris University XII and a Bachelor of Arts from EBMS Barcelona. He also attended the INSEAD executive course in Finance and in Marketing.

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

Terry M. Rich joined us in March 2012 as Senior Vice President, U.S. Commercial Operations. Prior to joining us, Mr. Rich served as Senior Vice President of Sales – West of NuVasive, Inc., a medical device company focused on developing minimally disruptive surgical products and procedures for the spine. Prior to such position, Mr. Rich served as Area Vice President, Sales Director and Area Business Manager of NuVasive, Inc. from December 2005. Prior to joining NuVasive, Mr. Rich served as Partner/Area Sales Manager of Bay Area Spine of DePuy Spine, Inc., a spine company and subsidiary of Johnson & Johnson, from July 2004 to December 2005. Mr. Rich has a Bachelor of Labor Relations from Rutgers College, Rutgers University.

Sean D. Carney is one of our directors and has served as a director since July 2006. Mr. Carney serves as our Chairman. Mr. Carney was appointed as a director in connection with the securityholders’ agreement that we entered into with certain holders of our securities. Mr. Carney became Chairman of our board of directors in May 2010. For more information regarding the securityholders’ agreement, please refer to the discussion below under “—Board Structure and Composition.” Since 1996, Mr. Carney has been employed by Warburg Pincus LLC and has served as a Member and Managing Director of Warburg Pincus LLC and General Partner of Warburg Pincus & Co. since January 2001. Warburg Pincus LLC and Warburg Pincus & Co. are part of the Warburg Pincus entities collectively referred to elsewhere in this report as Warburg Pincus, a principal stockholder that owns approximately 44.3% of our outstanding ordinary shares as of February 15, 2013. Mr. Carney formerly served on the board of directors of Arch Capital Group Ltd., a publicly held company. He is also a member of the board of directors of Bausch & Lomb Incorporated and several other private companies. During the past five years, Mr. Carney previously served on the board of directors of DexCom, Inc., a publicly held medical device company. Mr. Carney received a Master of Business Administration from Harvard Business School and a Bachelor of Arts from Harvard College. Mr. Carney’s substantial experience as an investor and director in medical device companies and his experience evaluating financial results have led our board of directors to the conclusion that he should serve as a director at this time in light of our business and structure.

Kevin C. O’Boyle is one of our directors and has served as a director since June 2010. In November 2012, Mr. O’Boyle was appointed as Interim Vice Chairman. From December 2010 to October 2011, Mr. O’Boyle served as Senior Vice President and Chief Financial Officer of Advanced BioHealing Inc., a medical device company which was acquired by Shire PLC in May 2011, and from June 2011 to May 2012, served as Senior Vice President of Business Operations. From January 2003 until December 2009, Mr. O’Boyle served as the Chief Financial Officer of NuVasive, Inc., a medical device company that completed its initial public offering in May 2004. Prior to that time, Mr. O’Boyle served in various positions during his six years with ChromaVision Medical Systems, Inc., a publicly held medical device company specializing in the oncology market, including as its Chief Financial Officer and Chief Operating Officer. Mr. O’Boyle also held various positions during his seven years with Albert Fisher North America, Inc., a publicly held international food company, including Chief Financial Officer and Senior Vice President of Operations. Mr. O’Boyle currently serves on the board of directors of GenMark Diagnostics, Inc., Zeltiq Aesthetics Inc., and Durata Therapeutics, Inc., all publicly traded companies. Mr. O’Boyle is a Certified Public Accountant and received a Bachelor of Science in Accounting from the Rochester Institute of Technology and successfully completed the Executive Management Program at the University of California Los Angeles, John E. Anderson Graduate Business School. Mr. O’Boyle’s executive experience in the healthcare industry, his experience with companies during their transition from being privately held to publicly reporting and his financial and accounting expertise have led our board of directors to the conclusion that Mr. O’Boyle should serve as a director and on our audit committee at this time in light of our business and structure.

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

Richard F. Wallman is one of our directors and has served as a director since December 2008. From 1995 through his retirement in 2003, Mr. Wallman served as the Senior Vice President and Chief Financial Officer of Honeywell International, Inc., a diversified technology company, and AlliedSignal, Inc., a diversified technology company (prior to its merger with Honeywell International, Inc.). Prior to joining AlliedSignal, Inc. as Chief Financial Officer, Mr. Wallman served as Controller of International Business Machines Corporation. In addition to serving as one of our directors, Mr. Wallman is also a member of the board of directors of Charles River Laboratories International, Inc., Convergys Corporation, Dana Holding Corporation and Roper Industries, Inc., all publicly held companies. During the past five years, Mr. Wallman previously served on the board of directors of Ariba, Inc., ExpressJet Holdings Inc. and Avaya Inc., as well as auto suppliers Lear Corporation and Hayes Lemmerz International, Inc., all publicly held companies. Mr. Wallman holds a Master of Business Administration from the University of Chicago Booth School of Business with concentrations in finance and accounting and a Bachelor of Science in Electrical Engineering from Vanderbilt University. Mr. Wallman’s prior public company experience, including as Chief Financial Officer of Honeywell, and his financial experience and expertise, have led our board of directors to the conclusion that he should serve as a director at this time in light of our business and structure.

Elizabeth H. Weatherman is one of our directors and has served as a director since July 2006. Ms. Weatherman was appointed as a director in connection with the securityholders’ agreement that we entered into with certain holders of our securities. For more information regarding the securityholders’ agreement, please refer to the discussion below under “—Board Structure and Composition.” Ms. Weatherman is a General Partner of Warburg Pincus & Co., a Managing Director of Warburg Pincus LLC and a member of the firm’s Executive Management Group. Ms. Weatherman joined Warburg Pincus in 1988 and is currently responsible for the firm’s U.S. healthcare investment activities. Warburg Pincus LLC and Warburg Pincus & Co. are part of the Warburg Pincus entities collectively referred to elsewhere in this report as Warburg Pincus, a principal stockholder that owns approximately 44.3% of our outstanding ordinary shares as of February 15, 2013. Ms. Weatherman currently serves on the board of directors of Bausch & Lomb Incorporated and several other privately held companies. During the past five years, Ms. Weatherman previously served on the board of directors of ev3 Inc., American Medical Systems Holdings, Inc. and Kyphon, Inc. Ms. Weatherman earned a Master of Business Administration from the Stanford Graduate School of Business and a Bachelor of Arts from Mount Holyoke College. Ms. Weatherman’s extensive experience as a director of public companies in the medical device industry has led our board of directors to the conclusion that she should serve as a director at this time in light of our business and structure.

Board Structure and Composition

We have a one-tier board structure. Our articles of association provide that the number of members of our board of directors will be determined by our board of directors, provided that at all times our board of directors shall be comprised of at least one executive director and two non-executive directors. Our board of directors currently consists of six directors, all of whom are non-executive directors. As a result of resignation of Douglas W. Kohrs, our former President, Chief Executive Officer and Executive Director, in November 2012, the executive director position is currently vacant. Under applicable Dutch law, the vacancy can only be filled by a resolution of the general meeting of shareholders from a binding nomination drawn up by the board of directors. In November 2012, upon the resignation of Mr. Kohrs, the board of directors delegated to our then interim President and Chief Executive Officer, David H. Mowry, the duties and responsibilities of our executive director. Prior to our next annual general meeting of shareholders, the board of directors, upon a recommendation of our nominating, corporate governance and compliance committee, intends to make a binding nomination of an individual, who likely will be Mr. Mowry, to fill the open vacant executive director position.

All of our non-executive directors, except Mr. Tornier, are “independent directors” under the Listing Rules of the NASDAQ Stock Market. Therefore, five of our current six directors are independent directors. Independence requirements for service on our audit committee are discussed below under “—Board Committees—Audit Committee.” Mr. Wallman and Mr. O’Boyle are independent under the independence definition in the Dutch Corporate Governance Code. Because we currently comply with the NASDAQ corporate governance requirements, the Dutch Corporate Governance Code requirement that a majority of our directors be independent within the meaning of the Dutch Corporate Governance Code does not apply provided we explain such deviation in our annual report.

Our board of directors and our shareholders each have approved that our board of directors be divided into three classes, as nearly equal in number as possible, with each director serving a three-year term and one class being elected at each year’s annual general meeting of shareholders. Messrs. Wallman and O’Boyle are in the class of directors whose term expires at the 2013 annual general meeting of our shareholders. Mr. Tornier and Ms. Weatherman are in the class of directors whose term expires at the 2014 annual general meeting of our shareholders. Messrs. Carney and Emmitt are in the class of directors whose term expires at the 2015 annual general meeting of our shareholders. At each annual general meeting of our shareholders, successors to the class of directors whose term expires at such meeting will be elected to serve for three-year terms or until their respective successors are elected and qualified.

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

Pursuant to the securityholders’ agreement, dated July 18, 2006, by and among Tornier N.V., formerly known as TMG B.V., TMG Holdings Coöperatief V.A. (TMG), Vertical Fund I, L.P., Vertical Fund II, L.P., KCH Stockholm AB, Mr. Tornier, WP Bermuda and certain other shareholders at the time, and by subsequent joinder agreements, additional shareholders, which agreement was amended on August 27, 2010, TMG has the right to designate three directors to be nominated to our board of directors for so long as TMG beneficially owns at least 25% of our outstanding ordinary shares, two directors for so long as TMG beneficially owns at least 10% but less than 25% of our outstanding ordinary shares and one director for so long as TMG beneficially owns at least 5% but less than 10% of our outstanding ordinary shares, and we have agreed to use our reasonable best efforts to cause the TMG designees to be elected.

Under our articles of association, our internal rules for the board of directors and Dutch law, the members of the board of directors are collectively responsible for the management, general and financial affairs and policy and strategy of our company. Our executive director historically has been our Chief Executive Officer, who is primarily responsible for managing our day-to-day affairs as well as other responsibilities that have been delegated to the executive director in accordance with our articles of association and our internal rules for the board of directors. In November 2012, upon the resignation of our former President and Chief Executive Officer, the board of directors delegated to our then interim President and Chief Executive Officer, Mr. Mowry, the duties and responsibilities of our executive director. We intend to nominate an individual to fill the vacant executive director position prior to our next annual general meeting of shareholders. Our non-executive directors supervise our Chief Executive Officer and our general affairs and provide general advice to our Chief Executive Officer. In performing their duties, our non-executive directors are guided by the interests of our company and shall, within the boundaries set by relevant Dutch law, take into account the relevant interests of our stakeholders. The internal affairs of the board of directors are governed by our internal rules for the board of directors, a copy of which is available on the Investor Relations—Corporate Governance section of our corporate website at www.tornier.com.

Mr. Carney serves as Chairman and Mr. O’Boyle serves as Interim Vice Chairman. The duties and responsibilities of the Chairman include, among others: determining the agenda and chairing the meetings of the board of directors, managing the board of directors to ensure that it operates effectively, ensuring that the members of the board of directors receive accurate, timely and clear information, encouraging active engagement by all the members of the board of directors, promoting effective relationships and open communication between non-executive directors and the executive director and monitoring effective implementation of board of directors decisions. The duties and responsibilities of the Interim Vice Chairman include, among others, serving as liaison between our President and Chief Executive Officer and the non-executive directors, coordinating a board evaluation of the performance of the President and Chief Executive Officer, coordinating feedback among the non-executive directors and the President and Chief Executive Officer, and in the absence of the Chairman, performing the duties and responsibilities of the Chairman. The duties of the Interim Vice Chairman also included leading, together with the nominating, corporate governance and compliance committee, the search process for a non-interim President and Chief Executive Officer and coordinating such process with the other members of the nominating, corporate governance and compliance committee.

All regular meetings of our board of directors are scheduled to be held in the Netherlands. Each director has the right to cast one vote and may be represented at a meeting of our board of directors by a fellow director. Our board of directors may pass resolutions only if a majority of the directors is present at the meeting and all resolutions must be passed by a majority of the directors present or represented. However, as required by Dutch law, our articles of association provide that when one or more members of our board of directors is absent or prevented from acting, the remaining members of our board of directors will be entrusted with the management of our company. The intent of this provision is to satisfy certain requirements under Dutch law and provide that, in rare circumstances, when a director is incapacitated, severely ill or similarly absent or prevented from acting, the remaining members of our board of directors (or, in the event there are no such remaining members, a person appointed by our shareholders at a general meeting) will be entitled to act on behalf of our board of directors in the management of our company, notwithstanding the general requirement that otherwise requires a majority of our board of directors be present. In these limited circumstances, our articles of association permit our board of directors to pass resolutions even if a majority of the directors is not present at the meeting.

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

•

reviewing and discussing with management the “Compensation Discussion and Analysis” section of this report and based on such discussions, recommending to our board of directors whether the “Compensation Discussion and Analysis” section should be included in this report;

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

Our nominating, corporate governance and compliance committee consists of Mr. Carney (Chair) and Mr. O’Boyle.

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

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics, which applies to all of our directors, officers and employees. Our code of business conduct and ethics is available on the Investor Relations—Corporate Governance section of our corporate website at www.tornier.com. Any person may request a copy free of charge by writing to us at Tornier, Inc., 10801 Nesbitt Ave South, Bloomington, Minnesota 55437. We intend to disclose on our website any amendment to, or waiver from, a provision of our code of business conduct and ethics that applies to directors and executive officers and that is required to be disclosed pursuant to the rules of the SEC and the NASDAQ Stock Market.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and all persons who beneficially own more than 10% of our outstanding ordinary shares to file with the SEC initial reports of ownership and reports of changes in ownership of our ordinary shares. Directors, executive officers and greater than 10% beneficial owners also are required to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based on review of the copies of such reports and amendments to such reports furnished to us with respect to the year ended December 30, 2012, and based on written representations by our directors and executive officers, all required Section 16 reports under the Exchange Act for our directors, executive officers and beneficial owners of greater than 10% of our ordinary shares were filed on a timely basis during the year ended December 30, 2012.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

In this Compensation Discussion and Analysis, or CD&A, we describe the key principles and approaches we use to determine elements of compensation paid to, awarded to and earned by the following named executive officers, whose compensation is set forth in the Summary Compensation Table found later in this report:

•

David H. Mowry, who currently serves as our President and Chief Executive Officer, and during 2012 served as our Interim President and Chief Executive Officer and, prior to such position, Chief Operating Officer;

•	Douglas W. Kohrs, who served as our President, Chief Executive Officer and Executive Director until his resignation on November 12, 2012;

•	Shawn T McCormick, who joined Tornier in September 2012 and currently serves as our Chief Financial Officer;

•	Carmen L. Diersen, who served as our Global Chief Financial Officer Director until her resignation on July 17, 2012;

•	Terry M. Rich, who joined Tornier in March 2012 and currently serves as our Senior Vice President, U.S. Commercial Operations;

•	Stéphan Epinette, who currently serves as our Vice President, International Commercial Operations; and

•	Kevin M. Klemz, who currently serves as our Vice President, Chief Legal Officer and Secretary.

This CD&A should be read in conjunction with the accompanying compensation tables, corresponding notes and narrative discussion, as they provide additional information and context to our compensation disclosures.

Executive Summary

One of our key executive compensation objectives is to link pay to performance. We accomplish this objective primarily through the operation of our employee performance incentive compensation plan, which compensates our executive officers for achieving annual corporate financial performance goals and, in the case of some of our executive officers, divisional financial performance goals and individual performance goals.

In 2012, we experienced increased revenues compared to 2011 and believe we made strides in restructuring certain aspects of our business and realigning our management structure. Our acquisition of OrthoHelix Surgical Designs, Inc. in October 2012, in particular, was important in expanding our lower extremity product portfolio and positioning us for future revenue growth in our extremities products. However, our financial performance, as measured by certain key performance indicators for 2012 including revenue, gross margin as a percentage of revenue, EBITDA, revenue from new products and free cash flow, in each case as adjusted for certain items, such as effects from our OrthoHelix acquisition, was below our internal expectations set at the beginning of the year. As a result, there were no 2012 payouts for corporate and divisional financial performance goals under our performance incentive compensation plan for executive officers. There were, however, payouts for achievement of individual performance goals by our executive officers, generally ranging from 100% to 105% of target. However, we place primary emphasis on overall corporate and divisional performance goals rather than individual performance goals as evidenced by the fact that 80% to 90% of our executives’ 2012 payouts were determined based on the achievement of corporate and divisional performance goals and only 10% a 20% based on achievement of individual performance goals. Thus, the overall 2012 incentive plan payouts for our named executive officers ranged between only 10% and 22% of target. Since most of our executives’ pay is variable compensation tied to financial results or share price, and not fixed compensation, these low performance incentive compensation payouts resulted in actual total compensation for our executives substantially below our targeted range of 50th to 75th percentile of a group of similarly sized peer companies for 2012.

Key 2012 Compensation-Related Actions

During 2012, we took a number of actions that supported our executive compensation philosophy of ensuring that our executive pay program reinforces our corporate mission, vision and values and is reflective of our performance, market competitive to attract and retain key employees and aligned with the interests of our shareholders, including the following:

•	Our compensation committee reviewed and revised our formal compensation objectives and principles to guide executive pay decisions, which are described in more detail below.

•

Our compensation committee engaged an independent compensation consultant, Mercer (US) Inc., to provide executive pay advice to our compensation committee. During 2012, at the request of the compensation committee, Mercer recommended a peer group of companies, collected relevant market data from these companies to allow the compensation committee to compare elements of our pay program to those of our peers, provided information on executive pay trends and implications for our company and made other recommendations to our compensation committee regarding our executive compensation program.

•

Our board of directors, upon recommendation of our compensation committee, adopted long-term incentive grant guidelines for the grant of equity awards to our employees under the Tornier N.V. 2010 Incentive Plan.

•

Our board of directors, upon recommendation of our compensation committee, approved, and our shareholders approved at our 2012 annual general meeting of shareholders, an amendment to the Tornier N.V. 2010 Incentive Plan to increase the number of ordinary shares available for issuance under the plan by 2.7 million. The share increase was intended to provide a sufficient number of shares for at least a couple of years; and thus, we do not anticipate submitting another plan amendment to increase the number of shares available for issuance under the plan this year.

•

In November 2012, we promoted David H. Mowry to Interim President and Chief Executive Officer upon the resignation of Douglas W. Kohrs, our former President, Chief Executive Officer and Executive Director who resigned on November 12, 2012. In February 2013, we appointed Mr. Mowry President and Chief Executive Officer on a non-interim basis. In connection with Mr. Kohrs departure, we entered into a severance arrangement with Mr. Kohrs, which included a six-month transition consulting arrangement.

•

We hired a new Chief Financial Officer, Shawn T McCormick, who commenced employment with us on September 4, 2012, to replace Carmen L. Diersen, our former Global Chief Financial Officer, who resigned on July 17, 2012. In connection with her departure, we entered into a severance arrangement with Ms. Diersen, which included a one-year transition consulting arrangement. Mr. Kohrs served as our principal financial officer from July 17, 2012 until September 4, 2012.

•	We realigned and streamlined our executive management structure by reducing the number of direct reports to our President and Chief Executive Officer.

•

We honored the desire of a significant portion of our shareholders, who at our 2011 annual general meeting of shareholders supported a “say-on-pay” vote every three years, and accordingly, did not submit a “say-on-pay” proposal to our shareholders during 2012. At our 2011 annual general meeting of shareholders, over 99% of the votes cast by our shareholders were in favor of our “say-on-pay” proposal. Accordingly, our compensation committee generally believes that such results affirmed shareholder support of our approach to executive compensation and did not believe it was necessary to make, and therefore have not made, any significant changes to our executive pay program solely in response to that vote. We intend to submit a “say-on-pay” proposal to our shareholders again at our 2014 annual general meeting of shareholders.

Compensation Best Practices

We maintain certain best pay practices, which support our executive compensation objectives and principles, and benefit our shareholders. These practices include the following:

•

We tie compensation directly to financial performance. Our annual cash incentive plan pays out only if certain minimum threshold levels of financial performance are met, and even if maximum levels of performance are exceeded, our annual cash incentive plan payouts are capped at 150% of target.

•

A significant portion of our executives’ compensation is “performance-based” or “at risk.” For 2012, 71% and 62% of target total direct compensation was performance-based for our current and former CEOs, respectively, and at least 57% of target total direct compensation for our other named executive officers was performance-based, assuming grant date fair values for equity awards.

•

A significant portion of our executives’ compensation is “equity-based” and in the form of stock-based incentive awards, comprising of 48% and 44% of target total direct compensation for the executives who served as our CEO during 2012 and at least 39% of target total direct compensation for our other named executive officers in 2012, assuming grant date fair values for equity awards.

•

Value received under our long-term equity-based incentive awards is tied to four-year vesting and any value received by executives from stock option grants is contingent upon long-term stock price performance in that stock options have value only if the price of our ordinary shares exceeds the exercise price of the options.

•	Our stock incentive plan and related award agreements include a “clawback” mechanism if it is determined that our executives engaged in certain conduct adverse to the company’s interests.

•	We do not provide tax “gross up” payments under our employment agreements or in connection with any other compensation, benefits or perquisites provided to our executives.

•	We provide only limited modest perquisites to our executives.

Compensation Objectives and Principles

Our executive compensation policies, plans and programs seek to enhance our profitability, and thus shareholder value, by aligning the financial interests of our executives with those of our shareholders and by emphasizing pay for performance. Specifically, our executive compensation programs are designed to:

•	Attract and retain executives important to the success of our company and the creation of value for our shareholders.

•	Reinforce our corporate mission, vision and values.

•	Align the interests of our executives with the interests of our shareholders.

•

Reward our executives for progress toward our corporate mission and vision, the achievement of company performance objectives, the creation of shareholder value in the short- and long-term and their general contributions to the success of our company.

To achieve these objectives, our compensation committee makes compensation decisions based on the following principles:

•

Base salary and total compensation levels will generally be targeted within the range of the 50th to 75th percentile of a group of similarly sized peer companies. However, the competitiveness of any individual executive’s salary will be determined considering factors like the executive’s skills and capabilities, contributions as a member of the executive management team and contributions to our overall performance. Pay levels will also reflect the sufficiency of total compensation potential and structure to ensure the retention of an executive when considering the executive’s compensation potential that may be available elsewhere.

•	At least two-thirds of the CEO’s compensation and half of other executives’ compensation opportunity should be in the form of variable compensation that is tied to financial results or share price.

•

The portion of total compensation that is performance-based or at-risk should increase with an executives’ overall responsibilities, job level and compensation. However, compensation programs should not encourage excessive risk-taking by executives.

•	A primary emphasis should be placed on company performance as measured against goals approved by our compensation committee rather than on individual performance.

•	At least half of the CEO’s compensation and one-third of other executives’ compensation opportunity should be in the form of stock-based incentive awards.

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

Role of Management. Three members of our executive team play a role in our executive compensation process and regularly attend meetings of our compensation committee – our CEO, Global Vice President, Human Resources and Vice President, Chief Legal Officer and Secretary. Our CEO assists our compensation committee primarily by making formal recommendations regarding the amount and type of compensation to be paid to our executives (other than himself). In making such recommendations, our CEO considers many of the same factors listed above that the compensation committee considers in setting executive compensation, including in particular the results of each executive’s annual performance review and the executive’s achievement of his or her individual management performance objectives established in connection with our annual cash incentive plan described below. Our Global Vice President, Human Resources assists our compensation committee primarily by gathering compensation related data regarding our executives and coordinating the exchange of such information and other executive compensation information among the members of our compensation committee, our compensation committee’s compensation consultant and management in anticipation of compensation committee meetings. Our Vice President, Chief Legal Officer and Secretary assists our compensation committee primarily by ensuring compliance with legal and regulatory requirements and educating the committee on executive compensation trends and best practices from a corporate governance perspective. Final deliberations and decisions regarding the compensation to be paid to each of our executives, however, are made by our board of directors or compensation committee without the presence of such executive.

Role of Consultant. Our compensation committee has retained the services of Mercer (US) Inc. to provide executive compensation advice. Mercer’s engagement by the compensation committee includes reviewing and advising on all significant aspects of executive compensation. This includes base salaries, short-term cash incentives and long-term equity incentives for our executive and other officers, and cash compensation and long-term equity incentives for our non-executive directors. At the request of the compensation committee, Mercer recommended a peer group of companies, collected relevant market data from these companies to allow the compensation committee to compare elements of our compensation program to those of our peers, provided information on executive compensation trends and implications for our company and made other recommendations to the compensation committee regarding certain aspects of our executive compensation program. Our management, principally our Global Vice President, Human Resources and the chair of our compensation committee, regularly consult with representatives of Mercer before compensation committee meetings. A representative of Mercer is invited on a regular basis to attend, and sometimes attends, meetings of our compensation committee. In making its final decision regarding the form and amount of compensation to be paid to our executives, our compensation committee considers the information gathered by and recommendations of Mercer. The compensation committee values especially Mercer’s benchmarking information and input regarding best practices and trends in executive compensation matters.

Use of Peer Group and Other Market Data. To help determine the appropriate levels of compensation for certain elements of our executive compensation program, our compensation committee reviews annually the compensation levels of our named executive officers and other executives against the compensation levels of comparable positions with companies similar to our company in terms of products, operations and revenues. The elements of our executive compensation program to which the compensation committee “benchmarks” or uses to base or justify a compensation decision or to structure a framework for compensating executives include base salary, short-term cash incentive opportunity and long-term equity incentives. With respect to other elements of our executive compensation program, such as perquisites, severance and change in control arrangements, our compensation committee benchmarks these elements on a periodic or as needed basis and in some cases uses peer group or market data more as a “market check” after determining the compensation on some other basis.

The compensation committee believes that compensation paid by peer group companies is more representative of the compensation required to attract, retain and motivate our executive talent than broader survey data. The compensation committee believes that the compensation paid by the peer companies which are in the same business, with similar products and operations, and with revenues in a range similar to ours generally provides more relevant comparisons.

In February 2012, Mercer worked with our compensation committee to identify a peer group and recommended and the committee approved a peer group of 15 companies. Companies in the peer group are public companies in the health care equipment and supplies business with products and operations similar to those of our company, and which had annual revenues generally within the range of one-half to two times our annual revenues. The peer group includes the following companies:

American Medical Systems Holdings, Inc.	Thoratec Corporation	Exactech, Inc.
Wright Medical Group, Inc.	Arthrocare Corporation	Cyberonics, Inc.
Volcano Corporation	Merit Medical Systems, Inc.	Alphatec Holdings, Inc.
Nuvasive, Inc.	ICU Medical, Inc.	Conceptus, Inc.
Zoll Medical Corporation	NxStage Medical, Inc.	RTI Biologics, Inc.

The table below sets forth revenue and market capitalization information regarding the peer group and Tornier’s position within the peer group as of September 2012:

	Annual revenue (in millions)	Market capitalization (in millions)
25th percentile	$217	$629
Median	333	863
75th percentile	437	996
Tornier	267	752
Percentile rank	31%	43%

In reviewing benchmarking data, our compensation committee recognizes that benchmarking may not always be appropriate as a stand-alone tool for setting compensation due to aspects of our business and objectives that may be unique to our company. Nevertheless, our compensation committee believes that gathering this information is an important part of its compensation-related decision-making process. However, where a sufficient basis for comparison does not exist between the peer group or survey data and an executive, the compensation committee gives less weight to the peer group and survey data. For example, relative compensation benchmarking analysis does not consider individual specific performance or experience or other case-by-case factors that may be relevant in hiring or retaining a particular executive.

Market Positioning. In general, we target base salary and total compensation levels within the range of the 50th to 75th percentile of our peer group. However, the specific competitiveness of any individual executive’s pay will be determined considering factors like the executive’s skills and capabilities, contributions as a member of the executive management team and contributions to our overall performance. The committee will also consider the sufficiency of total compensation potential and the structure of pay plans to ensure the hiring or retention of an executive when considering the compensation potential that may be available elsewhere.

Executive Compensation Components

The principal elements of our executive compensation program for 2012 were:

•	base salary;

•	short-term cash incentive compensation;

•	long-term equity-based incentive compensation, in the form of stock options and stock awards; and

•

other compensation arrangements, such as benefits made generally available to our other employees, limited and modest executive benefits and perquisites, and severance and change in control arrangements.

In determining the form of compensation for our named executive officers, our compensation committee views these elements of our executive pay program as related but distinct. Our compensation committee does not believe that significant compensation derived by an executive from one element of our compensation program should necessarily result in a reduction in the amount of compensation the executive receives from other elements. At the same time, our compensation committee does not believe that minimal compensation derived from one element of compensation should necessarily result in an increase in the amount the executive should receive from one or more other elements of compensation.

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

Base Salary

Overview. We provide a base salary for our named executive officers, which, unlike some of the other elements of our executive compensation program, is not subject to company or individual performance risk. We recognize the need for most executives to receive at least a portion of their total compensation in the form of a guaranteed base salary that is paid in cash regularly throughout the year. Base salary amounts are established under each executive’s employment agreement, and are subject to subsequent upward adjustments by our compensation committee, or in the case of any executive who is also a director, our board of directors, upon recommendation of our compensation committee.

Setting Initial Salaries for New Executives. We initially fix base salaries for our executives at a level we believe enables us to hire and retain them in a competitive environment and to reward satisfactory individual performance and a satisfactory level of contribution to our overall business objectives. During 2012, two of our named executive officers, Mr. McCormick and Mr. Rich, were hired. In establishing each of Mr. McCormick’s and Mr. Rich’s initial base salary at $350,000, our compensation committee considered the executive’s prior experience, success in serving in those positions, most recent base salary and other compensation at his prior employer, as well as the base salaries of our other executives and our compensation committee’s general knowledge of the competitive market. Market pay levels are based in part on the most recent Mercer executive compensation analysis performed for our compensation committee. Although Mr. McCormick’s base salary is slightly above the 75th percentile of our peer group and Mr. Rich’s base salary is slightly below the 75th percentile of our peer group for similarly titled executives, the compensation committee believed it was necessary to set their base salaries at such a level to attract them to the company.

Annual Salary Increases. We typically increase the base salaries of our named executive officers in the beginning of each year following the completion of our prior year individual performance reviews in an amount equal to an approximate cost of living adjustment. We do so to recognize annual increases in the cost of living and to ensure that our base salaries remain market competitive. We refer to our typical annual base salary increases as “merit increases.” In addition, we may make additional upward adjustments to a particular executive’s base salary to compensate an executive for assuming increased roles and responsibilities, to reward an executive for superior individual performance, to retain an executive at risk of recruitment by other companies, and/or to bring an executive’s base salary closer to the 50th to 75th percentile of companies in our peer group. Although merit increases were made to the base salaries of our named executive officers during 2012, no market adjustments were made to any of their base salaries.

The merit increases for our named executive officers who were executives at the time of the increase in February 2012 ranged from 2.5% to 3.5% over 2011 base salaries. 2012 base salaries (effective as of February 1, 2012), the percentage increases compared to 2011 base salaries, and the 2012 base salaries compared to the peer 50th percentile are provided in the table below for each of our named executive officers who were executives at the time of the merit increase:

Name	2012 base salary ($)	2012 base salary % increase compared to 2011	2012 base salary compared to peer group 50th percentile
David H. Mowry(1)	335,563	3.25%	13% below
Douglas W. Kohrs	518,490	2.89%	6% below
Carmen L. Diersen	342,286	2.50%	8% above
Stéphan Epinette(2)	286,866	3.50%	10% below
Kevin M. Klemz	286,441	3.25%	5% below

(1)	For purposes of the peer group comparison, Mr. Mowry’s base salary is compared to the base salaries of other chief operating officers since that was Mr. Mowry’s position at the time of his base salary increase in February 2012.
(2)	Mr. Epinette’s base salary is paid in Euros and was €220,666 for 2012. For purposes of the table and the peer group comparison, a rate of one Euro to $1.30 was used to convert Mr. Epinette’s base salary into U.S. dollars.

Whether an executive received a 2.5% to 3.5% merit increase was based primarily on the results of the executive’s performance review for 2011. In evaluating the performance of Mr. Kohrs and the amount of his 2012 merit increase, the compensation committee reviewed Mr. Kohrs’s self-review, discussed his performance and sought the input from the non-executive directors. In assessing the performance of Mr. Kohrs, the compensation committee evaluated primarily his ability to achieve his goals and objectives and lead the company.

Salary Increases in Connection with Promotions. We typically increase the base salaries of our named executive officers in connection with promotions to compensate them for their assumption of increased roles and responsibilities and to bring their base compensation closer to those of executives in comparable positions at similar companies. In connection with his promotion to Interim President and Chief Executive Officer in November 2012, Mr. Mowry received a base salary increase of $49,437. This increase was intended to compensate Mr. Mowry for his increased responsibilities and to bring his base salary closer to the 50th percentile for Chief Operating Officers in our peer group with the understanding that the amount of Mr. Mowry’s base salary would be revisited if he is appointed President and Chief Executive Officer on a non-interim basis. In February 2013, Mr. Mowry was appointed President and Chief Executive Officer on a non-interim basis and his base salary was increased to $450,000 to bring his base salary closer to the 50th percentile for CEOs in our peer group. Mr. Mowry’s base salary of $450,000 is still below the 25th percentile for CEOs in our peer group. The compensation committee believes this market positioning is appropriate in light of Mr. Mowry’s prior base salary and that this will be his first full year serving as President and Chief Executive Officer.

Short-Term Cash Incentive Compensation

Our short-term incentive compensation is paid as an annual cash bonus under our employee performance incentive compensation plan and, in the case of Mr. Epinette, also under our French incentive compensation scheme.

Employee Performance Incentive Compensation Plan. Annual cash bonuses under our employee performance incentive compensation plan are intended to compensate executives, as well as other employees, for achieving annual corporate goals and, in some cases, divisional financial goals, and, in most cases, individual performance goals. Target bonus amounts (80% of base salary for Mr. Kohrs, 75% for Mr. Rich and 50% of base salary for each of Mr. Mowry, Mr. McCormick and Ms. Diersen and 40% of base salary for Mr. Epinette and Mr. Klemz) were established under each named executive officer’s employment agreement at the time such agreements were entered into. The 2012 target bonus percentages for our named executive officers did not change from their 2011 levels, except in the case of Mr. Kohrs and Mr. Epinette. Mr. Kohrs’s target bonus percentage was increased from 60% to 80% to bring his target short-term incentive opportunity and target cash compensation closer to the 50th percentile since his target short-term incentive opportunity was below the 25th percentile and his target cash compensation was at the 25th percentile of our peer group before the increase. Mr. Epinette’s target bonus percentage was increased from 30% to 40% to bring his target short-term incentive opportunity and target cash compensation closer to the 50th percentile since both his target short-term incentive opportunity and target cash compensation was below the 25th percentile of our peer group before the increase. Based on an executive compensation analysis by Mercer in October 2012, the target bonus percentages for our named executive officers were either at or below the 50th percentile for executives with similar positions in our peer group, except in the case of Mr. Rich, whose target bonus percentage of 75% is closer to the 75th percentile. The compensation committee set Mr. Rich’s target bonus percentage at 75% to provide Mr. Rich a competitive compensation package to hire him from his then current employer. For 2013, the target bonus percentages for each of our named executive officers will remain the same, except that consistent with his new position as President and Chief Executive Officer, Mr. Mowry’s target bonus percentage was increased from 50% to 80%.

For 2012, payouts under our employee incentive compensation plan to our named executive officers were based upon achievement of corporate performance goals for all executives, divisional performance goals for two executives and individual performance goals for all executives, except our former President and Chief Executive Officer whose payout was to be based solely upon achievement of the corporate performance goals.

Named executive officer	Percentage based upon corporate performance goals	Percentage based upon divisional performance goals	Percentage based upon individual performance goals
David H. Mowry	90%	0%	10%
Douglas W. Kohrs	100%	0%	0%
Shawn T McCormick	90%	0%	10%
Carmen L. Diersen	90%	0%	10%
Terry Rich	20%	70%	10%
Stéphan Epinette	20%	70%	10%
Kevin M. Klemz	80%	0%	20%

Consistent with the design for the 2012 payout for our former President and Chief Executive Officer, the payout under our 2013 employee performance incentive compensation plan for Mr. Mowry is based 100% upon achievement of corporate performance goals, with no divisional performance or individual performance components. Otherwise, the percentage split among corporate performance goals, divisional performance goals and individual performance goals is the same for our other named executive officers for 2013.

For 2012, the corporate performance goals related to the following performance metrics: adjusted revenue, adjusted gross margin as a percentage of revenue, adjusted EBITDA, adjusted revenue from new products and adjusted free cash flow. In each case the goals were adjusted for certain items, including changes to foreign currency exchange rates and items that are unusual and not reflective of normal operations. The weightings for each of the corporate performance metrics for purposes of determining the achievement of the corporate performance goals portion of the payout are set forth in the table below. The corporate performance goals for 2013 include the following three performance metrics from 2012: adjusted revenue, adjusted EBITDA and adjusted free cash flow, and the weightings will be 60%, 20% and 20%, respectively. These three corporate performance goals were selected for 2013 because they were determined to be the three most important key indicators of our financial performance for 2013. Revenue is weighted more heavily since that is intended to be our greatest focus in 2013.

The table below sets forth the corporate performance metrics and goals for 2012 which were established by our board of directors, upon recommendation of our compensation committee, the range of possible payouts, and the actual payout percentage for our named executive officers based on the actual performance achieved. If performance achieved falls below the threshold level, there is no payout for such performance metric. If performance achieved falls between the threshold, target and maximum levels, actual payout percentages are determined on a sliding scale basis, with payouts for each performance metric starting at 50% of target for threshold performance achievement and capped at 150% of target for maximum achievement. For 2012, the total weighted-average payout percentage applicable to the portion of the 2012 annual cash incentive bonus tied to corporate performance goals was zero, as detailed in the table below, resulting in no payout based on the corporate performance goals for 2012.

									Level of fiscal 2012 payout

		Performance goals(1)			Payout percentage			2012 performance(2)
Performance metric	Weighting	Threshold	Target	Maximum	Threshold	Target	Maximum
Adjusted revenue(3)	40%	$287.3 mil.	$290.0 mil.	$295.2 mil.	50%	100%	150%	$277.6 mil.	0.0%
Adjusted gross margin % of revenue(4)	15%	72.0%	72.4%	73.3%	50%	100%	150%	71.8%	0.0%
Adjusted EBITDA(5)	15%	$40.3 mil.	$42.1 mil.	$46.3 mil.	50%	100%	150%	$31.6 mil.	0.0%
Adjusted revenue from new products(6)	15%	$14.1 mil.	$15.7 mil.	$17.3 mil.	50%	100%	150%	$9.4 mil.	0.0%
Adjusted free cash flow(7)	15%	$8.6 mil.	$9.1 mil.	$10.5 mil.	50%	100%	150%	$0.2 mil.	0.0%

(1)	The performance goals were established based on an assumed foreign currency exchange rate and excluded the impact of the OrthoHelix acquisition. For revenue, we assumed a foreign currency exchange rate of 1.29, which represented the actual reported average rate of foreign exchange in 2011. For all other performance goals, we assumed a foreign currency exchange rate of 1.40 U.S. dollars for 1 Euro, which represented an anticipated average rate of foreign exchange for 2012 and which was the foreign currency exchange rate used by our company for 2012 budgeting purposes.
(2)	The compensation committee determined 2012 payouts after reviewing our unaudited financial statements, which were adjusted for changes to foreign currency exchange rates and which were subject to additional discretionary adjustment by the compensation committee for items that are unusual and not reflective of normal operations. For purposes of determining 2012 payouts, in addition to foreign currency exchange rate adjustments, the compensation committee made additional adjustments discussed in the notes below. Accordingly, the figures included in the “2012 performance” column reflect foreign currency exchange rate and discretionary adjustments and differ from the figures reported in our 2012 audited financial statements.
(3)	“Adjusted revenue” means our revenue for 2012, as adjusted for changes to foreign currency exchange rates.
(4)	“Adjusted gross margin % of revenue” means our gross profit divided by our revenues for 2012, as adjusted for changes to foreign currency exchange rates, excluding the sales, cost of goods sold and all direct and integration costs related to OrthoHelix.
(5)	“Adjusted EBITDA” means our net loss for 2012, as adjusted for changes to foreign currency exchange rates, before interest income and expense, income tax expense and benefit, depreciation and amortization, as adjusted further to give effect to non-operating income and expense, foreign currency transaction gains and losses, share-based compensation, loss on extinguishment of debt, amortization of the inventory step-up from acquisitions, inventory product rationalization charges due to acquisition, and special charges including facilities consolidation charges, acquisition and integration costs, intangible impairments recorded due to acquisition, distribution channel change costs, management exit costs, and one time bad debt expense charges in Italy.
(6)	“Adjusted revenue from new products” means our revenue for 2012 attributable to new products, as adjusted for changes to foreign currency exchange rates. We define “new products” for purposes of this performance metric as a specific list of new products, launched during 2011, and approved by our compensation committee.
(7)	“Adjusted free cash flow” means cash flow generated from operations less instrument investments, plant, property and equipment investments, and cash payments related to our facilities consolidation, as adjusted for changes to foreign currency exchange rates.

For 2012, payouts under our employee incentive compensation plan for two of our named executive officers, Mr. Rich and Mr. Epinette, were based upon achievement of divisional performance goals. Since Mr. Rich is in charge of our U.S. commercial operations, 70% of his 2012 payout was based upon adjusted U.S. revenue, and since Mr. Epinette is in charge of our international commercial operations, 70% of his 2012 payout was based upon adjusted non-U.S. revenue. The table below sets forth the divisional performance goals for 2012, the range of possible payouts and the actual payout percentage for Mr. Rich and Mr. Epinette based on actual performance achieved.

Performance metric	Performance goals			Payout percentage			2012 performance	Level of 2012 payout
	Threshold	Target	Maximum	Threshold	Target	Maximum
U.S. adjusted revenue	$157.4 mil.	$158.9 mil.	$161.8 mil.	50%	100%	150%	$148.7 mil.	0.0%
Non-U.S. adjusted revenue	$127.6 mil.	$128.8 mil.	$131.1 mil.	50%	100%	150%	$127.4 mil.	0.0%

As with the corporate performance goals, the compensation committee determined 2012 payouts after reviewing our U.S. and non-U.S. revenue in our unaudited financial statements for 2012, and which revenues were adjusted for changes to foreign currency exchange rates and further adjusted to exclude revenue resulting from our OrthoHelix acquisition. In addition, non-U.S. revenue did not include revenue from Canada since Mr. Epinette was not in charge of those operations during 2012. Accordingly, the actual U.S. and non-U.S. adjusted revenue used to determine Mr. Rich’s and Mr. Epinette’s 2012 payouts differ from the figures reported in our 2012 audited financial statements.

To foster cooperation and communication among our executives, our compensation committee places primary emphasis on overall corporate and divisional performance goals rather than on individual performance goals. Most of our executives’ annual cash incentive plan payout was determined based on the achievement of corporate and divisional performance goals and only 20% or less was based on achievement of individual performance goals. The individual performance goals used to determine the payout under our employee performance incentive compensation plan are management by objectives, known internally as MBOs. MBOs are generally three to five written, measurable and specific objectives agreed to and approved by the executive, CEO and compensation committee in the beginning of the year. All MBOs were weighted, with areas of critical importance or critical focus weighted most heavily. As described above, each of our named executive officers participated in a review process during the beginning of 2013 and in connection with such review was rated (on a scale from one to four with a rating of three representing target or “on plan” performance) depending upon whether, and at times, when, their MBOs for 2012 were achieved. These ratings were then used to determine the portion of the final bonus payout attributable to MBOs. In the case of Mr. McCormick, who did not establish MBOs at the beginning of the year since he was not then an employee, the individual performance portion of his 2012 payout was determined by the compensation committee based upon, among other things, his self-assessment of his 2012 individual performance.

The MBOs for each named executive officer who had MBOs for 2012 related primarily to the continued implementation of a high performance management system that we established at the end of 2010. This system focuses executives’ efforts on our vital programs, action items and objectives to work toward fulfilling our corporate mission, vision and values. Mr. Mowry’s MBOs related to new product launches, clinical milestones for new products, product delivery and marketing alignment, facilities consolidation and manufacturing and supply chain improvements. Mr. Rich’s MBOs related to our U.S. commercial operations, including strategic planning and execution, organizational design, talent acquisition, performance management and compensation design. Mr. Epinette’s MBOs related to international revenues and expenses, new international products launched, the opening of an office in Japan and product sales in new countries. Mr. Klemz’s MBOs related to our compliance program, enterprise risk management, patent oversight, equity-based incentive award process and board and corporate governance matters. Our compensation committee determined that Messrs. Mowry, Rich, Epinette and Klemz achieved 103.8%, 100.0%, 102.5% and 100.0% of their respective MBOs, and approved payouts at these percentages for the portion of the executives’ bonuses tied to individual performance, or the MBOs, except in the case of Mr. Epinette, where the compensation committee approved an upward adjustment of €10,000 to recognize the performance of Tornier’s international business during 2012. For Mr. McCormick who did not have any formal MBOs for 2012 since he commenced his employment in September 2012, the compensation committee determined that he achieved an individual performance payout at 100.0% based primarily on his self-assessment and the assessment by the CEO and compensation committee.

For 2012, the payout percentages attributable to corporate and divisional performance represented between 20% and 90% and individual performance represented 10% or 20% of the overall annual cash incentive bonus payouts for those named executive officers that received 2012 bonuses, which resulted in payouts at approximately the following aggregate percentages: (i) Mr. Mowry – 10.38%, (ii) Mr. McCormick – 10.00%, (iii) Mr. Rich – 10.00%, (iv) Mr. Epinette – 21.58%, and (v) Mr. Klemz – 20.00%. As a result of a termination of their employment during 2012, Mr. Kohrs and Ms. Diersen were not eligible to receive and did not receive annual cash incentive bonus payouts for 2012.

The table below sets forth, with respect to each named executive officer, the maximum potential bonus opportunity as a percentage of base salary and the actual bonus paid under the employee performance incentive compensation plan for 2012, both in amount and as a percentage of 2012 base earnings:

Name	Maximum potential bonus as percentage of base salary	Actual bonus paid ($)	Actual bonus paid as a percentage of 2012 base earnings
David H. Mowry	75% (150% of 50%)	17,666	5.2%
Douglas W. Kohrs	120% (150% of 80%)	0	0%
Shawn T McCormick(1)	75% (150% of 50%)	5,710	5.0%
Carmen L. Diersen	75% (150% of 50%)	0	0%
Terry M. Rich(1)	113% (150% of 75%)	21,185	7.5%
Stéphan Epinette(2)	60% (150% of 40%)	25,395	8.6%
Kevin M. Klemz	60% (150% of 40%)	22,825	8.0%

(1)	Mr. McCormick’s and Mr. Rich’s 2012 annual cash incentive payouts were pro-rated since they did not serve as executives during the entire 2012 fiscal year.
(2)	A rate of one Euro to $1.33329 was used to convert Mr. Epinette’s bonus paid into U.S. dollars.

For 2013, there will be no payouts attributable to individual performance for our executive officers and certain other employees if a threshold level of performance for the corporate performance goal, adjusted EBITDA, is not met.

French Incentive Compensation Scheme. In addition to participating in our employee performance incentive compensation plan, Mr. Epinette participates in an incentive compensation scheme on the same basis as other employees of our French operating subsidiary. This scheme enables our French operating subsidiary to provide its employees with a form of compensation that is efficient with respect to income tax and mandated social contributions in France. The payments made under the French incentive compensation scheme, which receives preferential tax treatment, are exempted from social security contributions. Under the French incentive compensation scheme, employees of our French operating subsidiary may receive an annual incentive cash payment equal to a specified percentage of their base salary, up to certain statutory limits. In 2012, employees were eligible to receive up to 16% of base salary, up to a statutory limit of €17,676. For 2012, annual incentive payments were dependent on the achievement of performance goals relating to adjusted revenue, adjusted EBITDA, adjusted revenue over net value of implants and instruments and on-time delivery to market of certain new products. In each case these amounts are adjusted for certain items similar to the adjustments that apply to the corporate performance goals established under our employee performance incentive compensation plan.

The table below sets forth the 2012 financial performance metrics for the French incentive compensation scheme, the range of possible payouts for Mr. Epinette, and the estimated actual payout percentage for Mr. Epinette based on the performance achieved. If performance achieved falls between the threshold and target/maximum levels, actual payout percentages are determined on a sliding scale basis, with payouts starting at 0.25% of base salary for minimum performance achievement and capped at 4% of base salary for target/maximum achievement. The actual payout percentages and Mr. Epinette’s actual 2012 incentive payment amount under the French incentive compensation scheme will be determined, on a final basis, and paid during mid-2013 after the French employee committee meets and approves the final payouts. It is anticipated that the actual payout percentages for Mr. Epinette’s actual 2012 payment amount will be as set forth in the table below, resulting in an anticipated payment of the maximum statutory limit of €17,676.

				Payout
		Performance goals(1)		Threshold (% of base salary)	Target/max. (% of base salary)	2012 performance(2)	Level for 2012 payment
Performance metric	Weighting	Threshold	Target/max.(3)
Adjusted revenue(4)	25%	$249.6 million	$293.7 million	0.25%	4%	$278.2 million	2.5%
Adjusted EBITDA(5)	25%	$39.4 million	$46.4 million	0.25%	4%	$31.6 million	0.0%
Adjusted revenue/net value of implants and instruments(6)	25%	1.79	2.10	0.25%	4%	2.09	3.8%
On-time delivery to market of new products(7)	25%	N/A	N/A	0.25%	4%	100%	4.0%

(1)	The performance goals excluded the impact of the OrthoHelix acquisition and were established based on an assumed foreign currency exchange rate of 1.40 U.S. dollars for 1 Euro, which represented an anticipated average rate of foreign exchange for 2012 and which was the rate of foreign exchange used by our company for 2012 budgeting purposes.
(2)

The compensation committee determined incentive payment amounts after reviewing our unaudited financial statements for the applicable year, which were adjusted for changes to the foreign currency exchange rates and which were subject to further discretionary adjustment by our compensation committee for items that are unusual and not reflective of normal operations. For purposes of determining 2012 bonus amounts, in addition to foreign currency exchange adjustments, the compensation committee made additional adjustments discussed in the notes below. Accordingly, the figures included in the “2012 performance” column reflect foreign currency exchange rate and discretionary adjustments and differ from the figures reported in our 2012 audited financial statements.
(3)	Under the French incentive compensation scheme, the maximum possible payout is 16% of base salary, up to a statutory limit of €17,676, which is based on 100% achievement of target levels. Therefore, target and maximum performance and payout amounts are the same for the purposes of the French incentive compensation scheme.
(4)	“Adjusted revenue” means our revenue for 2012, as adjusted for changes to the foreign currency exchange rates and the impact of the OrthoHelix acquisition.
(5)	“Adjusted EBITDA” means our net loss for 2012, as adjusted for changes to foreign currency exchange rates, before interest income and expense, income tax expense and benefit, depreciation and amortization, as adjusted further to give effect to non-operating income and expense, foreign currency transaction gains and losses, share-based compensation, loss on extinguishment of debt, amortization of the inventory step-up from acquisitions, inventory product rationalization charges due to acquisition, and special charges including facilities consolidation charges, acquisition and integration costs, intangible impairments recorded due to acquisition, distribution channel change costs, management exit costs, and one time bad debt expense charges in Italy.
(6)	“Adjusted revenue/net value of implants and instruments” means revenue for 2012, adjusted as described in note (4) above, divided by the net value of our inventory of raw materials, semi-finished products, and finished goods inventory in warehouses and with customers, excluding the inventory for OrthoHelix, plus the net value of implants and instruments, subject to adjustment for changes to the foreign currency exchange rates and excluding the instruments for OrthoHelix.
(7)	“On-time delivery to market of new products” means the timely release of certain new, strategic products by specific dates. The target/maximum payout amount with respect to this metric assumes the timely release of all new products scheduled to be delivered for a given year, whereas the threshold payout amount is determined by dividing 4% (the target/maximum payout for this metric) by the number of new products scheduled to be delivered for a given year.

Long-Term Equity-Based Incentive Compensation

Generally. Our compensation committee’s primary objectives with respect to long-term equity-based incentives are to align the interests of our executives with the long-term interests of our shareholders, promote stock ownership and create significant incentives for executive retention. Long-term equity-based incentives typically comprise a significant portion of each named executive officer’s compensation package, consistent with our executive compensation philosophy that at least half of the CEO’s compensation and one-third of other executives’ compensation opportunity should be in the form of stock-based incentive awards. For 2012, equity-based compensation comprised 49% and 61% of the total compensation for the two individuals serving as our CEO during the year and ranged from 37% to 79% of the total compensation for our other named executive officers who served as executives at the time of grant, assuming grant date fair value for equity awards. The executives with the higher percentage of equity-based compensation are those that joined our company in 2012 and thus received higher talent acquisition grants during 2012.

Before our initial public offering in February 2011, we granted stock options under our prior stock option plan, which is now the Tornier N.V. Amended and Restated Stock Option Plan and referred to in this report as our prior stock option plan. As of February 2, 2011, we ceased making grants under our prior stock option plan and subsequently have granted stock options and other equity-based awards under our new stock incentive plan, the Tornier N.V. 2010 Incentive Plan referred to in this report as our stock incentive plan. Both our board of directors and shareholders have approved our stock incentive plan, under which our named executive officers (as well as other executives and key employees) are eligible to receive equity-based incentive awards. For more information on the terms of our stock incentive plan, see “Executive Compensation—Grants of Plan-Based Awards— Tornier N.V. 2010 Incentive Plan.” All equity-based incentive awards granted to our named executive officers during 2012 were made under our stock incentive plan.

To assist our board of directors in granting, and our compensation committee and management in recommending the grant of, equity-based incentive awards, our compensation committee, on recommendation of Mercer, in February 2012, adopted long-term incentive grant guidelines. In addition to our long-term incentive grant guidelines, our board of directors has adopted a stock grant policy document, which includes policies that our board of directors and compensation committee follows in connection with granting equity-based incentive awards, including the long-term incentive grant guidelines.

Types of Equity Grants. Under our long-term incentive grant guidelines and our policy document, our board of directors, on recommendation of the compensation committee, generally grants three types of equity-based incentive awards to our named executive officers: performance recognition grants, talent acquisition grants and special recognition grants. On limited occasion, our compensation committee may grant purely discretionary awards. During 2012, only performance recognition grants and talent acquisition grants were made to our named executive officers.

Performance recognition grants are discretionary annual grants that are made during mid-year to give the compensation committee another formal opportunity during the year to review executive compensation and recognize executive and other key employee performance. In July 2012, the performance recognition grants were approved by the board of directors, on recommendation of the compensation committee, but the grant date of the awards was effective as of the third full trading day after the release of our second quarter earnings in August 2012. The recipients and the size of the performance recognition grants are determined, on a preliminary basis, by each executive with input from their management team and based on our long-term incentive grant guidelines and the 10-trading day average closing sale price of our ordinary shares as reported by the NASDAQ Global Select Market. Grants are determined one week before the corporate approval of the awards, and then are ultimately approved by our board of directors, on recommendation by the compensation committee. Under our long-term incentive grant guidelines for annual performance recognition grants, our named executive officers receive a certain percentage of their respective base salaries in stock options and stock grant awards (granted in the form of restricted stock units and referred to as stock awards or RSUs in this CD&A and elsewhere in this report), as set forth in more detail in the table below.

Once the target total long-term equity value is determined for each executive based on the executive’s relevant percentage of base salary, half of the value is provided in stock options and the other half is provided in stock awards. The reasons we use stock options and stock awards are described below under the headings “—Stock Options” and “—Stock Awards.” The target dollar value to be delivered in stock options (50% of the target total long-term equity value) is divided by the Black-Scholes value of one ordinary share to determine the number of stock options, which may then be rounded to the nearest whole number or in some cases multiple of 100. The number of stock awards is calculated using the intended dollar value (50% of the target total long-term equity value) divided by the 10-trading day average closing sale price of our ordinary shares as reported by the NASDAQ Global Select Market and as determined one week before the date of anticipated corporate approval of the award, which number may then be rounded to the nearest whole number or in some cases multiple of 100. Typically, the number of ordinary shares subject to stock awards is fewer than the number of ordinary shares that would have been covered by a stock option of equivalent target value. The actual number of stock options and stock awards granted may then be pared back so that the estimated run rate dilution under our stock incentive plan is acceptable to our compensation committee (i.e., approximately 2.75% for 2012). The CEO next reviews the preliminary individual awards and may make recommended discretionary adjustments. Such proposed individual awards are then presented to the compensation committee, which also may make discretionary adjustments before recommending awards to our board of directors for approval. After board approval, awards are issued, with the exercise price of the stock options equal to the closing price of our ordinary shares on the grant date. In determining the number of stock options or stock awards to make to an executive as part of a performance recognition grant, previous awards, whether vested or unvested, granted to such individual have no impact.

The table below describes our long-term incentive grant guidelines for annual performance recognition grants that applied to our named executive officers for 2012. Mr. McCormick and Ms. Diersen are not listed in the table because they did not receive annual performance recognition grants for 2012. As described below under “—2012 Equity Awards,” because of the disappointing financial performance of the company, the compensation committee approved equity awards for each of these named executive officers with dollar values less than the incentive grant guidelines amount.

Named executive officer	Grade level	Incentive grant guideline expressed as % of base salary for grade level	Incentive grant guideline dollar value of long-term incentives ($)
David H. Mowry	9	175%	587,235
Douglas W. Kohrs	11	275%	1,425,848
Terry M. Rich	8	125%	437,500
Stéphan Epinette(1)	8	125%	339,274
Kevin M. Klemz	8	125%	358,051

(1)	A rate of one Euro to $1.23 was used to convert Mr. Epinette’s base salary into U.S. dollars for purposes of determining his long-term incentive grant guideline.

We seek to align the interests of our executives with those of our shareholders by providing a significant portion of compensation in equity-based awards. Consistent with this principle, the portion of an executive’s total compensation that varies with performance and is at risk should increase with the executive’s level of responsibility. Thus, incentive grants, expressed as a percentage of base salary and dollar values, increase as an executive’s level of responsibility increases. The incentive grant guidelines were benchmarked by Mercer against our peer group.

Talent acquisition grants are made in stock options and stock awards, and are used for new hires. These grants are considered and approved by our board of directors, upon recommendation of our compensation committee, as part of the executive’s compensation package at the time of hire (with the grant date and exercise price delayed until the hire date). As with our performance recognition grants, the size of our talent acquisition grants is determined by dollar amount (as opposed to number of underlying shares), and under our long-term incentive grant guidelines, is generally two times the long-term incentive grant guidelines for annual performance recognition grants. We have set talent acquisition grants at two times the long-term incentive grant guidelines for annual performance recognition grants, upon recommendation by Mercer. We recognize that higher initial grants often are necessary to attract a new executive, especially one who may have accumulated a substantial amount of equity-based long-term incentive awards at a previous employer that would typically be forfeited upon acceptance of employment with us. In some cases, we need to further increase a talent acquisition grant to attract an executive.

Our compensation committee made annual performance recognition grants and talent acquisition grants to one or more of our named executive officers during 2012, as described in more detail below under “—2012 Equity Awards.”

Stock Options. Historically, we have granted stock options to our named executive officers, as well as other key employees. We believe that options effectively incentivize employees to maximize company performance, as the value of awards is directly tied to an appreciation in the value of our ordinary shares. They also provide an effective retention mechanism because of vesting provisions. An important objective of our long-term incentive program is to strengthen the relationship between the long-term value of our ordinary shares and the potential financial gain for employees. Stock options provide recipients with the opportunity to purchase ordinary shares at a price fixed on the grant date regardless of future market price. The vesting of our stock options is generally time-based. Consistent with our historical practice, 25% of the shares underlying the stock option typically vest on the one-year anniversary of the grant date (or if later, on the hire date) and the remaining 75% of the underlying shares vest over a three-year period thereafter in 12 nearly equal quarterly installments. Our policy is to grant options only with an exercise price equal to or more than the fair market value of our ordinary shares on the grant date.

Because stock options become valuable only if the share price increases above the exercise price and the option holder remains employed during the period required for the option to vest, they provide an incentive for an executive to remain employed. In addition, stock options link a portion of an employee’s compensation to the interests of our shareholders by providing an incentive to achieve corporate goals and increase the market price of our ordinary shares over the four-year vesting period.

To comply with Dutch insider trading laws, we time our option grants to occur on the third trading day after the public release of our financial results for our most recently ended quarter and on the first full trading day thereafter that is not during a “closed period” for our French employees (including Mr. Epinette).

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

The specific terms of vesting of a stock award depend on whether the award is a performance recognition grant or talent acquisition grant. Performance recognition grants of stock awards are made mid-year and vest in four annual installments on June 1st of each year. Talent acquisition grants of stock awards to new hires vest in a similar manner, except that the first installment is pro-rated, depending on the grant date. Due to the provisions of local law and the terms of our French sub-plan under our stock incentive plan, stock awards issued to our French employees (including Mr. Epinette) vest on a different schedule than the one described above for stock awards. These stock awards vest and become issuable as to 50% of the underlying shares on the first June 1st after the second year anniversary of the grant date and thereafter vest, on a cumulative basis, as to 25% of the underlying shares on June 1stof each subsequent year.

2012 Equity Awards. Our board of directors, on recommendation of the compensation committee, made annual performance recognition grants and talent acquisition grants to one or more of our named executive officers during 2012.

The table below describes the actual performance recognition grants made to our named executive officers in 2012 and the applicable long-term incentive grant guideline for such performance recognition grants for these executives. Since neither Mr. McCormick nor Ms. Diersen was employed at the time of the performance recognition grants, neither received a grant for 2012 and they are not listed in the table below. Because of the disappointing financial performance of the company, the compensation committee approved equity awards for each of these named executive officers with dollar values less than the incentive grant guidelines.

Named executive officer	Stock options	Stock awards	Actual award value per long-term incentive grant guideline(1) ($)	Difference between actual award value per long- term incentive grant guideline and guideline(1) ($)
David H. Mowry	23,365	10,678	452,961	(134,274)
Douglas W. Kohrs	51,987	23,758	1,007,814	(418,034)
Terry M. Rich	14,443	6,601	280,014	(157,486)
Stéphan Epinette(2)	17,501	7,998	339,274	0
Kevin M. Klemz	15,515	7,090	300,758	(57,293)

(1)	The value per long-term incentive grant guideline of the annual performance recognition grants is based on the value calculated under our long-term incentive grant guidelines and does not necessarily match the grant date fair value of the equity awards under applicable accounting rules and as set forth in the Grants of Plan Based Awards Table later in this report.
(2)	A rate of one Euro to $1.23 was used to convert Mr. Epinette’s base salary into U.S. dollars for purposes of determining his long-term incentive grant guideline.

Since Mr. McCormick and Mr. Rich joined Tornier as new executives in 2012, they received talent acquisition grants in 2012. The table below describes the 2012 talent acquisition grants made to Mr. McCormick and Mr. Rich and the long-term incentive grant guidelines for these grants:

Named executive officer	Stock options	Stock awards	Value of long-term incentive grant guideline(1) ($)
Shawn T McCormick	42,645	19,531	875,000
Terry M. Rich	55,690	21,220	875,000

(1)	The value per long-term incentive grant guideline of the talent acquisition grants is based on the value calculated under our long-term incentive grant guidelines and does not necessarily match the grant date fair value of the equity awards under applicable accounting rules and as set forth in the Grants of Plan Based Awards Table later in this report.

Additional information concerning the long-term incentive compensation information for our named executive officers for 2012 is included in the Summary Compensation Table and Grants of Plan-Based Awards Table later in this report.

All Other Compensation

Retirement Benefits. In 2012, each of our named executive officers had the opportunity to participate in retirement plans maintained by our operating subsidiaries, including our U.S. operating subsidiary’s 401(k) plan and, with respect to Mr. Epinette, our French operating subsidiary’s government-mandated pension plan and a government-mandated pension plan for managerial staff, or the Retraite Complémentaire, on the same basis as our other employees. We believe that these plans provide an enhanced opportunity for our executives to plan for and meet their retirement savings needs. Mr. Epinette also participated in our French operating subsidiary’s defined contribution pension plan for key employees, or the Retraite Supplémentaire, on the same basis as other key employees. The Retraite Supplémentaire is intended to supplement the state pension plans mandated by French labor laws and to provide participants with a form of compensation that is efficient with respect to income tax and mandated social contributions. Except for these plans, we do not provide pension arrangements or post-retirement health coverage for our employees, including our named executive officers. We also do not provide any nonqualified defined contribution or other deferred compensation plans.

Relocation Benefits. We provide new hires and employees who we request to relocate with standard, market competitive reimbursements of and payments for certain relocation benefits. In July 2011, Mr. Mowry, who owned a home and lived in California, commenced employment as our then new Chief Operating Officer. We reimbursed Mr. Mowry for certain relocation expenses, such as moving expenses, as included in the “All other compensation” column of the Summary Compensation Table and quantified in the related note to that column. In addition, to ease his move and transition to the Minneapolis/St. Paul area, we agreed to provide Mr. Mowry a monthly housing stipend of $3,000 for 24 months for his rental payments and utilities for housing in or near Minneapolis/St. Paul and/or maintaining his home in California. The amount of the monthly housing stipend was determined based on average monthly rentals for an apartment in downtown Minneapolis. In addition, in March 2012, Mr. Rich, who owned a home and lived in California, commenced employment as our new Senior Vice President, U.S. Commercial Operations. We reimbursed Mr. Rich for certain relocation expenses, such as moving expenses, under the terms of our relocation policy and as included in the “All other compensation” column of the Summary Compensation Table and quantified in the related note to that column.

Contingent Sign-On Bonus. Under Mr. McCormick’s employment agreement, we agreed to pay him a $75,000 sign-on bonus, contingent on his employment for at least one year. We believe that this payment assisted in our ability to hire Mr. McCormick.

Perquisites and Other Benefits. Our named executive officers receive other benefits, which also are received by our other employees, including the opportunity to purchase our ordinary shares at a discount with payroll deductions under our tax-qualified employee stock purchase plan, and health, dental and life insurance benefits. We provide limited additional modest perquisites to our named executive officers, only on a case-by-case basis, including the housing stipend for Mowry described above and an automobile allowance for Mr. Epinette. We provided Mr. Epinette with an automobile allowance on the same basis as other key employees of our French operating subsidiary pursuant to our company policy, which we believe is necessary in light of the competitive market for talent in our industry.

Change in Control and Post-Termination Severance Arrangements

Change in Control Arrangements. To encourage continuity, stability and retention when considering the potential disruptive impact of an actual or potential corporate transaction, we have established change in control arrangements, including provisions in our prior stock option plan, current stock incentive plan and written employment agreements with our executives and other key employees. These arrangements are designed to incentivize our executives to remain with the company in the event of a change in control or potential change in control. Under the terms of our current stock incentive plan and the individual award documents provided to recipients of awards under that plan, all stock options and stock awards become immediately vested (and, in the case of options, exercisable) upon the completion of a change in control of the company. For more information, see “Executive Compensation—Potential Payments Upon Termination or Change in Control—Change in Control Arrangements—Generally.” Thus, the immediate vesting of stock options and stock awards is triggered by the change in control, itself, and thus is known as a “single trigger” change in control arrangement. We believe our “single trigger” equity acceleration change in control arrangements provide important retention incentives during what can often be an uncertain time for employees. They also provide executives with additional monetary motivation to focus on and complete a transaction that our board of directors believes is in the best interests of our shareholders rather than seeking new employment opportunities. If an executive were to leave before the completion of the change in control, non-vested awards held by the executive would terminate.

In addition, we have entered into employment agreements with our named executive officers and other officers to provide certain payments and benefits in the event of a change in control, most of which are payable only in the event their employment is terminated in connection with the change in control (“double-trigger” provisions). These change in control protections were initially offered to induce the executives to accept or continue employment with our company, provide consideration to an executive for certain restrictive covenants that apply following a termination of employment and provide continuity of management in connection with a threatened or actual change in control transaction. If the executive’s employment is terminated without cause or by the executive for “good reason” (as defined in the employment agreements) within 12 months following a change in control, the executive will be entitled to receive a lump sum payment equal to his or her base salary plus target bonus for the year of termination, health and welfare benefit continuation for 12 months following termination and accelerated vesting of all unvested options and stock awards. These arrangements, and a quantification of the payment and benefits provided under these arrangements, are described in more detail under “Executive Compensation—Potential Payments Upon Termination or Change in Control—Change in Control Arrangements.” Other than the immediate acceleration of equity-based awards which we believe aligns our executives’ interests with those of our shareholders by allowing executives to participate fully in the benefits of a change in control as to all of their equity, in order for our named executive officers to receive any other payments or benefits as a result of a change in control of our company, there must be a termination of the executive’s employment, either by us without cause or by the executive for good reason. The termination of the executive’s employment by the executive without good reason will not give rise to additional payments or benefits either in a change in control situation or otherwise. Thus, these additional payments and benefits will not just be triggered by a change in control, but also will require a termination event not within the control of the executive, and thus are known as “double trigger” change in control arrangements. As opposed to the immediate acceleration of equity-based awards, we believe that other change in control payments and benefits should properly be tied to termination following a change in control, given the intent that these amounts provide economic security to ease in the executive’s transition to new employment.

We believe our change in control arrangements are an important part of our executive compensation program in part because they mitigate some of the risk for executives working in a smaller company where there is a meaningful likelihood that the company may be acquired. Change in control benefits are intended to attract and retain qualified executives who, absent these arrangements and in anticipation of a possible change in control of our company, might view employment alternatives to be less risky than remaining with our company through the transaction. We believe that relative to the company’s overall value, our potential change in control benefits are relatively small. We confirm this belief on an annual basis by reviewing a tally sheet for each executive that summarizes the change in control and severance benefits potentially payable to each executive. We also believe that the form and amount of such benefits are reasonable in light of those provided to executives by companies in our peer group and other companies with which we compete for executive talent and the amount of time typically required to find executive employment opportunities. We, thus, believe we must continue to offer such protections in order to remain competitive in attracting and retaining executive talent.

Other Severance Arrangements. Each of our named executive officers is entitled to receive severance benefits upon certain other qualifying terminations of employment, other than a change in control, pursuant to the provisions of such executive’s employment agreement. These severance arrangements were initially offered to induce the executives to accept or continue employment with our company and are primarily intended to retain our executives and provide consideration to an executive for certain restrictive covenants that apply following a termination of employment. Additionally, we entered into the employment agreements because they provide us valuable protection by subjecting the executives to restrictive covenants that prohibit the disclosure of confidential information during and following their employment and limit their ability to engage in competition with us or otherwise interfere with our business relationships following their termination of employment. For more information on our employment agreements and severance arrangements with our named executive officers, see the discussions below under the headings “Executive Compensation—Summary Compensation—Employment Agreements” and “Potential Payments Upon a Termination or Change in Control”. In connection with the termination of their employment, each of Mr. Kohrs and Ms. Diersen and our U.S. operating subsidiary entered into a separation agreement pursuant to which, in exchange for his or her execution of a general release, each of Mr. Kohrs and Ms. Diersen became entitled to the severance payments and benefits provided under his or her employment agreement and described below under the headings “Executive Compensation—Summary Compensation—Employment Agreements,” “Potential Payments Upon a Termination or Change in Control—Severance Arrangement with Douglas W. Kohrs” and “Potential Payments Upon a Termination or Change in Control—Severance Arrangement with Carmen L. Diersen.” We also entered into consulting agreements with Mr. Kohrs and Ms. Diersen which we believe were helpful in transitioning their duties and responsibilities to other employees.

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

This report is dated February 11, 2013.

Compensation Committee

Sean D. Carney

Richard W. Wallman

Elizabeth H. Weatherman

Executive Compensation

Summary Compensation

The table below provides summary information concerning all compensation awarded to, earned by or paid to the individuals that served as our principal executive officer and principal financial officer and other named executive officers for the years ended December 30, 2012, January 1, 2012 and January 2, 2011.

SUMMARY COMPENSATION TABLE – 2012

Name and principal position	Year	Salary(1) ($)	Bonus(2) ($)	Stock awards(3) ($)	Option awards(4) ($)	Non-equity incentive plan compensation(5) ($)	All other compen- sation(6) ($)	Total ($)
David H. Mowry(7) President and Chief Executive Officer	2012 2011	341,591 143,844	0 0	192,630 436,313	195,481 539,650	17,666 46,627	42,251 35,706	789,619 1,202,140

Douglas W. Kohrs(8) Former President, Chief Executive Officer and Executive Director	2012 2011 2010	421,688 503,422 490,333	0 0 0	428,592 830,340 0	434,944 1,067,336 913,625	0 209,134 236,994	127,541 0 0	1,412,765 2,610,232 1,640,952

Shawn T McCormick(9) Chief Financial Officer	2012	114,198	75,000	354,488	357,207	5,710	0	906,603

Carmen L. Diersen(10) Former Global Chief Financial Officer	2012 2011 2010	182,342 333,193 172,500	0 0 0	0 249,984 0	0 321,509 1,711,935	0 106,888 70,691	186,263 7,350 184,866	368,605 1,018,924 2,139,992

Terry M. Rich(11) Senior Vice President, U.S. Commercial Operations	2012	282,468	0	614,993	735,654	21,185	0	1,654,300

Stéphan Epinette(12) Vice President, International Commercial Operations	2012 2011 2010	297,688 299,620 275,303	0 28,636 0	143,323 186,186 0	145,192 236,519 365,450	48,962 81,960 92,843	87,988 99,002 98,715	723,153 931,923 832,311

Kevin M. Klemz(13) Vice President, Chief Legal Officer and Secretary	2012 2011 2010	285,690 276,806 81,865	0 0 0	127,903 166,320 0	129,805 213,640 899,925	22,825 74,730 26,839	7,350 7,350 0	573,573 738,846 1,008,629

(1)	From August 26, 2010 and through November 12, 2012, 5% of Mr. Kohrs’s annual base salary was allocated to his service as a member of our board of directors.
(2)	We generally do not pay any discretionary bonuses or bonuses that are subjectively determined and did not pay any such bonuses to any named executive officers in 2012, 2011 or 2010, except for a contingent sign-on bonus for Mr. McCormick during 2012 and a discretionary bonus to Mr. Epinette to recognize the performance of our international business during 2011. Annual cash incentive bonus payouts based on performance against pre-established performance goals under our employee performance incentive compensation plan, and in the case of Mr. Epinette, our French incentive compensation scheme, are reported in the “Non-equity incentive plan compensation” column.
(3)	Amount reported represents the aggregate grant date fair value for stock awards granted to each named executive officer computed in accordance with FASB ASC Topic 718. The grant date fair value is determined based on the per share closing sale price of our ordinary shares on the grant date.
(4)	Amount reported represents the aggregate grant date fair value for option awards granted to each named executive officer computed in accordance with FASB ASC Topic 718. The grant date fair value is determined based on our Black-Scholes option pricing model. The table below sets forth the specific assumptions used in the valuation of each such option award:

Grant date	Grant date fair value per share ($)	Risk free interest rate	Expected life	Expected volatility	Expected dividend yield
03/12/2012	11.04	1.20%	6.11 years	48.65%	0
08/10/2012	8.37	0.93%	6.11 years	48.14%	0
08/28/2012	8.30	0.95%	6.25 years	47.94%	0
09/04/2012	8.38	0.85%	6.11 years	48.03%	0
08/12/2011	11.13	1.29%	6.11 years	48.33%	0
05/12/2011	12.34	2.26%	6.11 years	48.60%	0
06/21/2010	11.41	2.42%	6.11 years	50.57%	0

Grant date	Grant date fair value per share ($)	Risk free interest rate	Expected life	Expected volatility	Expected dividend yield
06/03/2010	10.96	2.33%	5.48 years	49.74%	0

(5)	Represents amounts paid under our employee performance incentive compensation plan, and for Mr. Epinette, also under our French incentive compensation scheme. The amount reflected for each year reflects the annual cash incentive bonus earned for that year but paid during the following year. Neither Mr. Kohrs nor Ms. Diersen were eligible to receive an annual cash incentive bonus based on 2012 performance.
(6)	The amounts shown in this column for 2012 include the following with respect to each named executive officer:

Name	Retirement benefits(a) ($)	Severance benefits(b) ($)	Perquisites and other personal benefits(c) ($)	Total ($)
Mr. Mowry	6,251	—	36,000	42,251
Mr. Kohrs	—	127,541	—	127,541
Mr. McCormick	—	—	—	—
Ms. Diersen	5,531	180,732	—	186,263
Mr. Rich	—	—	—	—
Mr. Epinette	70,722	—	17,266	87,988
Mr. Klemz	7,350	—	—	7,350

(a)	Represents 401(k) matching contributions under the Tornier, Inc. 401(k) plan for Ms. Diersen and Messrs. Mowry and Klemz, and for Mr. Epinette the following retirement contributions on his behalf: (i) $4,977 in contributions to the French government mandated pension plan; (ii) $46,522 in contributions to our French operating subsidiary’s Retraite Complémentaire; and (iii) $19,223 in contributions to our French operating subsidiary’s Retraite Supplémentaire.
(b)	Represents for Mr. Kohrs: (i) $64,811 in severance pay; (ii) $11,283 in reimbursement of health care coverage premiums; (iii) $48,947 in payout of accrued but unused vacation; and (iv) $2,500 in consulting payments, in each case paid to Mr. Kohrs in connection with his termination of employment. Represents for Ms. Diersen: (i) $154,248 in severance pay; (ii) $7,383 in reimbursement of health care coverage premiums; (iii) $14,101 in payout of accrued but unused vacation; and (iv) $5,000 in consulting payments; in each case paid to Ms. Diersen in connection with his termination of employment.
(c)	Represents $36,000 in a housing stipend for Mr. Mowry and $17,267 in automobile expenses for Mr. Epinette.
(7)	Mr. Mowry was appointed as Interim President and Chief Executive Officer effective November 12, 2012 and prior to such position served as Chief Operating Officer from July 20, 2011 to November 12, 2012. In February 2013, Mr. Mowry was appointed President and Chief Executive Officer on a non-interim basis.
(8)	Mr. Kohrs resigned as President, Chief Executive Officer and Executive Director effective November 12, 2012.
(9)	Mr. McCormick was appointed as Chief Financial Officer effective September 4, 2012.
(10)	Ms. Diersen resigned as Global Chief Financial Officer effective July 17, 2012. Mr. Kohrs served as Interim Chief Financial Officer from July 17, 2012 to September 4, 2012.
(11)	Mr. Rich was appointed as Senior Vice President, U.S. Commercial Operations effective March 12, 2012.
(12)	Mr. Epinette’s cash compensation was paid in Euro. The foreign currency exchange rate of 1.2847 U.S. dollars for 1 Euro, which reflects an average conversion rate for 2012, was used to calculate Mr. Epinette’s base salary and all other compensation amounts for 2012. The foreign currency exchange rate of 1.33329 U.S. dollars for 1 Euro was used to calculate his annual cash incentive bonus under the employee performance incentive compensation plan and the French incentive compensation scheme.
(13)	Mr. Klemz was appointed as Vice President, Chief Legal Officer and Secretary effective September 13, 2010.

Employment Agreements. We, through one of our operating subsidiaries, typically execute employment agreements in conjunction with the hiring or promotion of an executive officer. Our named executive officers are generally compensated by the operating subsidiary to which such named executive officer primarily provided services. Tornier, Inc., our U.S. operating subsidiary, is a party to employment agreements with Messrs. Mowry, McCormick, Rich and Mr. Klemz, which agreements are substantially the same, other than differences in base salary, target annual bonus percentages and severance. The employment agreements have a specified term of three years and are subject to automatic renewal for one-year terms unless either we or the executive provides 60 days’ advance notice of a desire not to renew the agreement. Under the agreements, each executive is entitled to a specified base salary, subject to increase but not decrease, is eligible to receive an annual cash bonus with a target bonus equal to a specified percentage of base salary, and is entitled to participate in the employee benefit plans and arrangements that we generally maintain for our senior executives. The employment agreements also contain severance provisions which are described under the heading “—Potential Payments Upon a Termination or Change in Control” and covenants intended to protect against the disclosure of confidential information during and following employment, as well as restrictions on engaging in competition with our company or otherwise interfering with our business relationships, which extend through the first anniversary of an executive’s termination of employment for any reason. With respect to certain executives, the employment agreements provide for certain limited additional benefits. Under Mr. Mowry’s employment agreement, we agreed to provide Mr. Mowry a monthly housing stipend of $3,000 for 24 months and reimbursement of certain moving and travel costs to assist Mr. Mowry in his relocation to the Minneapolis/St. Paul area. Under Mr. McCormick’s employment agreement, we agreed to pay Mr. McCormick a $75,000 sign-on bonus, contingent upon his employment for at least one year. Under Mr. Rich’s employment agreement, we agreed to reimburse Mr. Rich for certain relocation expenses, such as moving expenses, pursuant to the terms of our relocation policy.

Tornier SAS, our French operating subsidiary, is a party to an employment agreement with Mr. Epinette, which does not have a specified term, but which may be terminated by either party in accordance with local law, and which is substantially similar to the employment agreements described above with respect to base salary, annual target bonus, benefit participation and non-compete obligations. Pursuant to the agreement and French labor laws, Mr. Epinette is entitled to receive certain payments and benefits following a voluntary or involuntary termination of employment, which are described under the heading “—Potential Payments Upon a Termination or Change in Control.”

Equity and Non-Equity Incentive Compensation. During 2012, our named executive officers received grants of stock options and stock awards under our stock incentive plan. These grants and our stock incentive plan are described in more detail under the headings “Compensation Discussion and Analysis” and “—Grants of Plan-Based Awards.” Our named executive officers also received annual cash incentive bonuses under our employee performance incentive compensation plan for their 2012 performance. In addition, Mr. Epinette will receive an annual cash incentive bonus in mid-2013 under our French incentive compensation scheme. The bonus amounts and these plans are described in more detail under the headings “Compensation Discussion and Analysis” and “—Grants of Plan-Based Awards.”

Retirement Benefits. Under the Tornier, Inc. 401(k) Plan, participants, including our named executive officers, other than Mr. Epinette, may voluntarily request that we reduce his or her pre-tax compensation and contribute such amounts to the 401(k) plan’s trust up to certain statutory maximums. We contribute matching contributions in an amount equal to 3% of the participant’s eligible earnings for a pay period, or if less, 50% of the participant’s pre-tax 401(k) contributions (other than catch-up contributions) for that pay period. Mr. Epinette is eligible to participate and participates in our French operating subsidiary’s government-mandated pension plan, government-mandated pension plan for managerial staff, the Retraite Complémentaire, and defined contribution pension plan for key employees, the Retraite Supplémentaire, in each case on the same basis as other key employees of our French operating subsidiary. In 2012, pursuant to the Retraite Supplémentaire, our French operating subsidiary made contributions equal to approximately 6.5% of Mr. Epinette’s base salary on Mr. Epinette’s behalf. The Retraite Supplémentaire is intended to supplement the state pension plans mandated by French labor laws and to provide participants with a form of compensation that is efficient with respect to income tax and mandated social contributions. Except for our French operating subsidiary’s government-mandated pension plan and a government-mandated pension plan for managerial staff, we do not provide pension arrangements or post-retirement health coverage for our employees, including our named executive officers. We also do not provide any nonqualified defined contribution or other deferred compensation plans.

Severance Payments. The “All other compensation” column of the Summary Compensation Table for 2012 includes amounts paid or accrued pursuant to severance arrangements with Mr. Kohrs and Ms. Diersen and amounts paid to Mr. Kohrs and Ms. Diersen pursuant to consulting arrangements entered into in connection with their separation of employment from our company. The terms of these arrangements are described in more detail under the headings “—Potential Payments Upon Termination or Change in Control—Severance Arrangement—Douglas W. Kohrs” and “—Potential Payments Upon Termination or Change in Control—Severance Arrangement—Carmen L. Diersen.”

Perquisites and Personal Benefits. With respect to perquisites and personal benefits, we are required under Mr. Mowry’s employment agreement to provide Mr. Mowry a monthly housing stipend of $3,000 for 24 months and reimburse him for certain moving and travel costs to assist him in his relocation to the Minneapolis/St. Paul area, and we are required under Mr. Rich’s employment agreement to reimburse Mr. Rich for certain relocation expenses, such as moving expenses, pursuant to the terms of our relocation policy. In addition, we provide Mr. Epinette an automobile allowance. The only other benefits that our named executive officers receive are benefits that are also received by our other employees, including the retirement benefits described above, an ability to purchase our ordinary shares at a discount with payroll deductions under our employee stock purchase plan and medical, dental, vision and life insurance benefits.

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

Grants of Plan-Based Awards

The table below provides information concerning grants of plan-based awards to each of our named executive officers during the year ended December 30, 2012. Non-equity incentive plan-based awards were granted to our named executive officers under our employee performance incentive compensation plan, and in the case of Mr. Epinette, our French incentive compensation scheme. Stock awards and option awards were granted under our stock incentive plan. The material terms of these awards and the material plan provisions relevant to these awards are described in the notes to the table below or in the narrative following the table below. We did not grant any “equity incentive plan” awards within the meaning of the SEC rules during the year ended December 30, 2012.

GRANTS OF PLAN-BASED AWARDS – 2012

						All other stock awards: number of shares of stock or units(5) (#)	All other option awards: number of securities underlying options(6) (#)	Exercise or base price of option awards ($/Sh)	Grant date fair value stock and option awards(7) ($)

	Grant date	Board approval date(1)	Estimated future payouts under non- equity incentive plan awards(2)
Name			Threshold(3) ($)	Target ($)	Maximum(4) ($)
David H. Mowry
Cash incentive award	N/A	02/14/12	12,810	170,796	239,114
Cash incentive award	N/A	11/12/12	232	3,090	4,635
Stock option	08/10/12	07/31/12					23,365	18.37	195,481
Stock grant	08/10/12	07/31/12				10,678			192,630

Douglas W. Kohrs
Cash incentive award	N/A	02/14/12	18,976	253,013	354,218
Stock option	08/10/12	07/31/12					51,987	18.37	434,944
Stock grant	08/10/12	07/31/12				23,758			428,592

Shawn T McCormick
Cash incentive award	N/A	07/16/12	4,282	57,099	79,939
Stock option	09/04/12	07/16/12					42,645	18.38	357,207
Stock grant	09/04/12	07/16/12				19,531			354,488

Carmen L. Diersen
Cash incentive award	N/A	02/14/12	6,838	91,171	127,639

Terry M. Rich
Cash incentive award	N/A	02/14/12	10,593	141,234	197,727
Stock option	03/12/12	02/14/12					55,690	11.04	614,818
Stock grant	03/12/12	02/14/12				21,220			495,911
Stock option	08/10/12	07/31/12					14,443	18.37	120,836
Stock grant	08/10/12	07/31/12				6,601			119,082

Stéphan Epinette
Cash incentive award	N/A	02/14/12	6,698	89,306	125,029
French incentive compensation scheme award	N/A	06/29/12	744	22,708	22,708
Stock option	08/28/12	07/31/12					17,501	18.30	145,192
Stock grant	08/28/12	07/31/12				7,998			143,323

Kevin M. Klemz
Cash incentive award	N/A	02/14/12	8,571	114,276	159,986
Stock option	08/10/12	07/31/12					15,515	18.37	129,805
Stock grant	08/10/12	07/31/12				7,090			127,903

(1)	With respect to stock awards and option awards, the grant date was not necessarily the board approval date since the grant date was the third full trading day after the public release of our then most recent financial results, or in the case of Mr. Epinette, the first full trading thereafter that was not during a closed period in accordance with our French sub-plan under our stock incentive plan and our equity grant procedures for French residents. With respect to newly hired officers, the grant date may be the first day of their employment.
(2)	Represents amounts payable under our employee performance incentive compensation plan for 2012, which was approved by our board of directors on February 14, 2012. The additional threshold, target and maximum estimated future payouts for Mr. Mowry under the plan are the result of increase in his base salary on November 12, 2012. The threshold target and maximum estimated future payouts for Mr. McCormick have been prorated to reflect his September 4, 2012 start date. In addition, for Mr. Epinette, also represents amounts payable under our French operating subsidiary’s incentive compensation scheme governed by an agreement entered into by our French operating subsidiary on June 29, 2012. The foreign currency exchange rate of 1.2847 U.S. dollars for 1 Euro, which reflects an average conversion rate for 2012, was used to calculate Mr. Epinette’s threshold, target and maximum awards. The actual amounts paid under the employee performance incentive compensation plan and French incentive compensation scheme are reflected in the “Non-equity incentive compensation” column of the Summary Compensation Table.
(3)	The threshold amount for awards payable under our employee performance incentive compensation plan and our French operating subsidiary’s incentive compensation scheme assumes the satisfaction of the threshold level of the lowest weighted financial performance goal.
(4)	Maximum amounts reflect payout of the portion of our annual cash incentive bonus tied to corporate financial performance goals at a maximum rate of 150% of target and the portion of our annual cash incentive bonus tied to individual performance goals at a rate of 100% of target under our employee performance incentive compensation plan. Target and maximum payout amounts are the same for the purposes of our French incentive compensation scheme.
(5)	Represents stock grants in the form of restricted stock units granted under our stock incentive plan. The restricted stock units vest and become issuable over time, with the last tranche becoming issuable on June 1, 2016 (June 1, 2017 in the case of Mr. Epinette), in each case, so long as the individual remains an employee or consultant of our company.
(6)	Represents options granted under our stock incentive plan. All options have a ten-year term and vest over a four-year period, with 25% of the underlying shares vesting on the one-year anniversary of the grant date and the remaining 75% of the underlying shares vesting over a three-year period thereafter in 12 as nearly equal as possible quarterly installments.
(7)	We refer you to notes (3) and (4) to the Summary Compensation Table for a discussion of the assumptions made in calculating the grant date fair value of stock awards and option awards.

Tornier N.V. Employee Performance Incentive Compensation Plan. Under the terms of the Tornier N.V. Employee Performance Incentive Compensation Plan, our named executive officers, as well as other employees of our company, earn annual cash incentive bonuses based on our financial performance and individual objectives. The material terms of the plan are described in detail under the heading “Compensation Discussion and Analysis—Short-Term Cash Incentive Compensation.”

French Performance Incentive Compensation Scheme. Under the terms of the Tornier SAS Performance Incentive Compensation Scheme, Mr. Epinette, as well as other executives of our company who are employed by our French operating subsidiary, earn annual cash incentive bonuses based on our financial performance and the financial performance of our French operating subsidiary. The material terms of the plan are described in detail under the heading “Compensation Discussion and Analysis—Short-Term Cash Incentive Compensation.”

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

Our shareholders approved an amendment to the stock incentive plan on June 27, 2012 to increase the number of ordinary shares available for issuance under the plan. The stock incentive plan, as amended, reserves for issuance a number of ordinary shares equal to the sum of (i) the number of ordinary shares available for grant under our prior stock option plan as of February 2, 2011 (not including issued or outstanding shares granted pursuant to options under our prior stock option plan as of such date); (ii) the number of ordinary shares forfeited upon the expiration, cancellation, forfeiture, cash settlement or other termination following February 2, 2011 of an option outstanding as of February 2, 2011 under our prior stock option plan; and (iii) 2.7 million. As of December 30, 2012, 2.5 million ordinary shares remained available for grant under the stock incentive plan, and there were 0.3 million ordinary shares covering outstanding awards under such plan as of such date. For purposes of determining the remaining ordinary shares available for grant under the stock incentive plan, to the extent that an award expires or is cancelled, forfeited, settled in cash, or otherwise terminated without a delivery to the participant of the full number of ordinary shares to which the award related, the undelivered ordinary shares will again be available for grant. Similarly, ordinary shares withheld or surrendered in payment of an exercise price or taxes relating to an award under the stock incentive plan will be deemed to constitute shares not delivered to the participant and will be deemed to again be available for awards under the stock incentive plan. The total number of ordinary shares available for issuance under the stock incentive plan and the number of ordinary shares subject to outstanding awards are subject to adjustment in the event of any reorganization, merger, consolidation, recapitalization, liquidation, reclassification, stock dividend, stock split, combination of shares, rights offering, divestiture or extraordinary dividend (including a spin off) or any other similar change in our corporate structure or ordinary shares.

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

Outstanding Equity Awards at Fiscal Year-End

The table below provides information regarding unexercised stock options and stock awards that have not vested for each of our named executive officers that remained outstanding at our fiscal year-end, December 30, 2012. We did not have any “equity incentive plan” awards within the meaning of the SEC rules outstanding at December 30, 2012.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END – 2012

	Option awards				Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable(1)	Option exercise price ($)	Option expiration date(2)	Number of shares or units of stock that have not vested(3) (#)	Market value of shares or units that have not vested(4) ($)
David H. Mowry	15,153 —	33,337 23,635	23.61 18.04	08/12/2021 08/10/2022
					25,309	412,278

Douglas W. Kohrs(5)	583,333	—	13.3914	07/18/2016
	379,529	—	13.89	02/26/2017
	158,333	—	16.98	04/24/2018
	62,492	4,174	16.98	05/01/2019
	57,289	26,044	22.50	02/01/2020
	32,430 —	54,050 51,987	25.20 18.04	05/12/2021 08/10/2022
					48,471	789,587

Shawn T McCormick	—	42,645	18.15	09/04/2022
					19,531	318,160

Carmen L. Diersen(6)	93,750	56,250	22.50	06/21/2020
	9,768	16,282	25.20	05/12/2021
					7,440	121,198

Terry M. Rich	—	55,690	23.36	03/12/2022
	—	14,443	18.04	08/10/2022
					26,495	431,604

Stéphan Epinette	62,492	4,174	16.98	05/01/2019
	22,914	10,419	22.50	02/01/2020
	6,715	11,195	27.31	12/01/2020
	—	17,501	18.22	08/28/2022
					14,818	241,385

Kevin M. Klemz	46,873	36,460	22.50	09/13/2020
	6,489	10,821	25.20	05/12/2021
	—	15,515	18.04	08/10/2022
					12,040	196,132

(1)	All stock options vest over a four-year period, with 25% of the underlying shares vesting on the one-year anniversary of the grant date and the remaining 75% of the underlying shares vesting over a three-year period thereafter in 12 as nearly equal as possible quarterly installments, in each case so long as the individual remains an employee or consultant of our company. If a change in control our company occurs, all outstanding options become immediately exercisable in full and remain exercisable for the remainder of their terms. For more information, we refer you to the discussion under the heading “—Potential Payments Upon Termination or Change in Control.”
(2)

All option awards have a 10-year term, but may terminate earlier if the recipient’s employment or service relationship with our company terminates. It is anticipated that Mr. Kohrs’s consulting arrangement will terminate on May 12, 2013 and Ms. Diersen’s consulting arrangement will terminate on July 16, 2013. Upon such termination, all of Mr. Kohrs’s and Ms. Diersen’s unvested option awards will terminate at that time and any unexercised vested option awards will expire 90 days thereafter. For more information, we refer you to the discussion under the heading “—Potential Payments Upon Termination or Change in Control—

Severance Arrangement with Douglas W. Kohrs” and “—Potential Payments Upon Termination or Change in Control—Severance Arrangement with Carmen L. Diersen.”
(3)	The release dates and release amounts for the unvested stock awards are as follows:

Name	June 1, 2013	June 1, 2014	June 1, 2015	June 1, 2016	June 1, 2017
Mr. Mowry	7,546	7,546	7,547	2,670	—
Mr. Kohrs	14,176	14,176	14,179	5,940	—
Mr. McCormick	3,662	5,289	5,289	5,291	—
Ms. Diersen	2,480	2,480	2,480	—	—
Mr. Rich	8,281	8,281	8,282	1,651	—
Mr. Epinette	3,410	1,705	5,704	1,999	2,000
Mr. Klemz	3,422	3,422	3,423	1,773	—

If a change in control of our company occurs, all issuance conditions on all outstanding stock grants will be deemed satisfied; provided, however, that if any such issuance condition relates to satisfying any performance goal and there is a target for the goal, the issuance or condition will be deemed satisfied generally only to the extent of the stated target.

(4)	The market value of stock grants that had not vested as of December 30, 2012 is based on the per share closing sale price of our ordinary shares, as reported by the NASDAQ Global Select Market, on December 28, 2012 ($16.29).
(5)	It is anticipated that Mr. Kohrs’s consulting arrangement will terminate on May 12, 2013. Upon such termination, all of Mr. Kohrs’s unvested option awards and unvested stock awards will terminate at that time and any unexercised vested option awards will expire 90 days thereafter.
(6)	It is anticipated that Ms. Diersen’s consulting arrangement will terminate on July 16, 2013. Upon such termination, all of Ms. Diersen’s unvested option awards and unvested stock awards will terminate at that time and any unexercised vested option awards will expire 90 days thereafter.

Options Exercised and Stock Vested During Fiscal Year

The table below provides information regarding stock options that were exercised by our named executive officers and stock awards that vested for each of our named executive officers during the fiscal year ended December 30, 2012.

	Option awards(1)		Stock awards(2)
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting (#)	Value realized on vesting ($)
David H. Mowry
Stock options	—	—
Restricted stock units			3,849	75,325

Douglas W. Kohrs
Stock options	—	—
Restricted stock units			8,237	161,198

Shawn T McCormick
Stock options	—	—
Restricted stock units			—	—

Carmen L. Diersen
Stock options	—	—
Restricted stock units			2,480	48,534

Terry M. Rich
Stock options	—	—
Restricted stock units			1,326	25,950

Stéphan Epinette
Stock options	—	—
Restricted stock units			—	—

Kevin M. Klemz
Stock options	—	—
Restricted stock units			1,650	32,291

(1)	The number of shares acquired upon exercise reflects the gross number of shares acquired absent netting for shares surrendered to pay the option exercise price and/or satisfy tax withholding requirements. The value realized on exercise represents the gross number of shares acquired on exercise multiplied by the market price of our ordinary shares on the exercise date, as reported by The NASDAQ Global Select Market, less the per share exercise price.

(2)	The number of shares acquired upon vesting reflects the gross number of shares acquired absent netting of shares surrendered or sold to satisfy tax withholding requirements. The value realized on vesting of the restricted stock unit awards held by each of the named executive represents the gross number of ordinary shares acquired, multiplied by the closing sale price of our ordinary shares, as reported by The NASDAQ Global Select Market, on June 1, 2012 (the vesting date) of $19.57 per share.

Potential Payments Upon a Termination or Change in Control

Severance Arrangements – Generally. Tornier Inc., our U.S. operating subsidiary, is a party to employment agreements with each of our named executive officers, except Mr. Epinette, which agreements provide for certain severance protections. Under such agreements, if the executive’s employment is terminated by Tornier, Inc. without “cause” (as such term is defined in the employment agreements), in addition to any accrued but unpaid salary and benefits through the date of termination, the executive will be entitled to base salary and health and welfare benefit continuation for 12 months following termination, and, in the event the executive’s employment is terminated without cause due to non-renewal of the employment agreements by Tornier, Inc., the executive also will be entitled to a payment equal to his or her pro rata annual bonus for the year of termination.

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

Separation Arrangement with Douglas W. Kohrs. Tornier Inc., our U.S. operating subsidiary, entered into a separation agreement and release of claims with Mr. Kohrs in connection with his termination of employment, on November 12, 2012, pursuant to which, in exchange for his execution of a general release of claims, Mr. Kohrs became entitled to the severance payments and benefits payable to him in the event of an involuntary termination of employment without cause pursuant to the employment agreement to which he was a party with Tornier, Inc. prior to his termination of employment. The separation agreement provides for the following, among other things:

•	payment by us of all amounts and benefits accrued but unpaid through the date of termination, including base salary, unreimbursed expenses and accrued and unused vacation;

•

cash severance payments by us to Mr. Kohrs in an aggregate amount equal to his annual base salary of $518,490, paid in accordance with our prevailing payroll practices, in the form of salary continuation through November 12, 2013; and

•	if timely elected, payment of COBRA continuation coverage premiums for 12 months, or until Mr. Kohrs has secured other employment, whichever occurs first.

Any amounts Mr. Kohrs receives as a result of other full-time employment or engaging in his own business prior to November 12, 2013 will be set off from the cash severance payments required to be paid to Mr. Kohrs under his separation agreement. The separation agreement also includes an agreement by Mr. Kohrs to comply with certain non-competition and other obligations and cooperate with respect to any future investigations and litigation.

To assist in implementing an orderly transition of management responsibilities, Tornier Inc. and Mr. Kohrs entered into a consulting agreement pursuant to which Mr. Kohrs serves as a consultant of Tornier Inc. and is expected to do so through May 12, 2013. Mr. Kohrs receives $2,500 per month for up to eight hours of consulting services per month and is compensated at a rate of $300 per hour for any consulting services in excess of the foregoing. Pursuant to the terms of our prior stock option plan and current stock incentive plan, Mr. Kohrs’s stock options and stock grants will continue to vest so long as Mr. Kohrs continues to provide services to us as a consultant, and he will be entitled to exercise any outstanding vested stock options for 90 days following his cessation of such services. The consulting agreement also contains customary confidentiality provisions.

Separation Arrangement with Carmen L. Diersen. Tornier Inc., our U.S. operating subsidiary, entered into a separation agreement and release of claims with Ms. Diersen in connection with her termination of employment, on July 17,

2012, pursuant to which, in exchange for her execution of a general release of claims, Ms. Diersen became entitled to the severance payments and benefits payable to her in the event of an involuntary termination of employment without cause pursuant to the employment agreement to which she was a party with Tornier, Inc. prior to her termination of employment. The separation agreement provides for the following, among other things:

•	payment by us of all amounts and benefits accrued but unpaid through the date of termination, including base salary, unreimbursed expenses and accrued and unused vacation;

•

cash severance payments by us to Ms. Diersen in an aggregate amount equal to her annual base salary of $342,285, paid in accordance with our prevailing payroll practices, in the form of salary continuation through July 17, 2013; and

•	if timely elected, payment of COBRA continuation coverage premiums for 12 months, or until Ms. Diersen has secured other employment, whichever occurs first.

Any amounts Ms. Diersen receives as a result of other full-time employment or engaging in her own business prior to July 17, 2013 will be set off from the cash severance payments required to be paid to Ms. Diersen under her separation agreement. The separation agreement also includes an agreement by Ms. Diersen to comply with certain non-competition and other obligations and cooperate with respect to any future investigations and litigation.

To assist in implementing an orderly transition of management responsibilities, Tornier Inc. and Ms. Diersen entered into a consulting agreement pursuant to which Ms. Diersen serves as a consultant of Tornier Inc. and is expected to do so through July 16, 2013. Ms. Diersen receives $2,500 per month for up to 15 hours of consulting services per month and is compensated at a rate of $150 per hour for any consulting services in excess of the foregoing. Pursuant to the terms of our prior stock option plan and current stock incentive plan, Ms. Diersen’s stock options and stock grants will continue to vest so long as Ms. Diersen continues to provide services to us as a consultant, and she will be entitled to exercise any outstanding vested stock options for 90 days following her cessation of such services. The consulting agreement also contains customary confidentiality provisions.

Change in Control Arrangements – Generally. Under the terms of the employment agreements Tornier Inc. has entered into with Mr. Mowry, Mr. McCormick, Mr. Rich and Mr. Klemz, in the event the executive’s employment is terminated without cause or by the executive for “good reason” (as such term is defined in the employment agreements) within 12 months following a change in control, the executive will be entitled to receive accrued but unpaid salary and benefits through the date of termination, a lump sum payment equal to his base salary plus target bonus for the year of termination, health and welfare benefit continuation for 12 months following termination and accelerated vesting of all unvested options and stock grants.

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

Potential Payments to Named Executive Officers. The table below reflects the amount of compensation and benefits payable to each named executive officer in the event of (i) any termination (including for cause) or resignation, or a voluntary/for cause termination; (ii) an involuntary termination without cause; (iii) an involuntary termination without cause or a resignation for good reason within 12 months following a change in control, or a qualifying change in control termination; (iv) termination by reason of an executive’s death and (v) termination by reason of an executive’s disability. The amounts shown assume that the applicable triggering event occurred on December 30, 2012, and, therefore, are estimates of the amounts that would be paid to the named executive officers upon the occurrence of such triggering event. Neither Mr. Kohrs nor Ms. Diersen is included in the table below because neither individual was employed as of December 30, 2012. For more information regarding the amounts payable to Mr. Kohrs and Ms. Diersen in connection with the termination of their employment, please refer to the discussion above under “—Separation Arrangement with Douglas W. Kohrs” and “—Separation Arrangement with Carmen L. Diersen.”

		Triggering Events
Name	Type of payment	Voluntary/ for cause termination ($)		Involuntary termination without cause ($)		Qualifying change in control termination ($)		Death ($)	Disability ($)
David H. Mowry	Cash severance(1)	—		335,563		335,563		—	—
	Benefit continuation(2)	—		12,617		12,617		—	—
	Target bonus(3)	—		—		170,796		—	—
	Option award acceleration(4)	—		—		—		—	—
	Stock award acceleration(5)	—		—		412,278		—	—
	Total	—		348,180		931,254		—	—

Shawn T McCormick	Cash severance(1)	—		350,000		350,000		—	—
	Benefit continuation(2)	—		12,617		12,617		—	—
	Target bonus(3)	—		—		175,000		—	—
	Option award acceleration(4)	—		—		—		—	—
	Stock award acceleration(5)	—		—		318,160		—	—
	Total	—		362,617		855,777		—	—

Terry M. Rich	Cash severance(1)	—		350,000		350,000		—	—
	Benefit continuation(2)	—		12,617		12,617		—	—
	Target bonus(3)	—		—		141,234		—	—
	Option award acceleration(4)	—		—		—		—	—
	Stock award acceleration(5)	—		—		431,604		—	—
	Total	—		362,617		935,455		—	—

Stéphan Epinette(6)	Cash severance	384,465	(8)	311,604	(9)	768,929	(10)	—	384,465

		Triggering Events
Name	Type of payment	Voluntary/ for cause termination ($)	Involuntary termination without cause ($)	Qualifying change in control termination ($)	Death ($)	Disability ($)
	Benefit continuation	—	12,617	12,617	—	—
	Target bonus(7)	22,708	22,708	112,015	22,708	22,708
	Option award acceleration(4)	—	—	—	—	—
	Stock award acceleration(5)	—	—	241,385	—	—
	Total	407,173	346,929	1,134,946	22,708	407,173

Kevin M. Klemz	Cash severance(1)	—	286,441	286,441	—	—
	Benefit continuation(2)	—	12,617	12,617	—	—
	Target bonus(3)	—	—	114,276	—	—
	Option award acceleration(4)	—	—	—	—	—
	Stock award acceleration(5)	—	—	196,132	—	—
	Total	—	299,058	609,466	—	—

(1)	Represents the value of salary continuation for 12 months or payment of a lump sum equal to 12-months’ base salary following the executive’s termination, as applicable.
(2)	Includes the value of medical, dental and vision benefit continuation for each executive and their family for 12 months following the executive’s termination. With respect to a qualifying change in control termination, we will bear the entire cost of coverage.
(3)	Includes value of full target bonus for the year of the change in control. In the case of all of the named executive officers, other than Mr. Epinette, if the termination is an involuntary termination without cause and the date of termination is such that the termination is structured as a non-renewal of the executive’s employment agreement, then under such circumstances a pro rata portion of the executive’s annual bonus would be required to be paid under the terms of the executive’s employment agreement.
(4)	The value of the automatic acceleration of the vesting of unvested stock options held by a named executive officer is based on the difference between: (i) the per share market price of our ordinary shares underlying the unvested stock options held by such executive as of December 30, 2012 based upon the per share closing sale price of our ordinary shares, as reported by the NASDAQ Global Select Market, on December 28, 2012 ($16.29), and (ii) the per share exercise price of the options held by such executive. The range of per share exercise prices of unvested stock options held by our named executive officers included in the table as of December 30, 2012 was $13.39 to $27.31.
(5)	The value of the automatic acceleration of the vesting of stock awards held by a named executive officer is based on: (i) the number of unvested stock awards held by such officer as of December 30, 2012, multiplied by (ii) the per share market price of our ordinary shares as of December 30, 2012 based upon the per share closing sale price of our ordinary shares, as reported by the NASDAQ Global Select Market, on December 28, 2012 ($16.29).
(6)	The foreign currency exchange rate of 1.2847 U.S. dollars for 1 Euro, which reflects an average conversion rate for 2012, was used to calculate Mr. Epinette’s payments and benefits upon termination of employment.
(7)	Includes amounts payable pursuant to the French incentive compensation scheme maintained by Tornier SAS assuming 100% achievement of applicable performance metrics. Pursuant to French law, participants receive their annual incentive payment for the year of their termination of employment for any reason. Upon a qualifying termination following a change in control, Mr. Epinette also will receive his full target annual bonus for the year of the change in control under our employee performance incentive compensation plan.
(8)	Reflects an amount equal to 12 months’ gross monthly salary, which is payable as consideration for the restrictive covenants contained in Mr. Epinette’s employment agreement (the “restrictive covenant consideration”). Pursuant to French law, gross monthly salary represents the average salary Mr. Epinette received during the 12-month period preceding his termination and includes the amount of annual incentive bonus payable to Mr. Epinette in 2012 in respect of 2011 performance pursuant to our annual bonus program.
(9)	Reflects, in addition to the restrictive covenant consideration described in note (8), an amount equal to one-fifth of Mr. Epinette’s gross monthly salary, multiplied by his number of years of service with Tornier SAS, which is intended to reflect an amount payable pursuant to French law in the event of Mr. Epinette’s involuntary termination of employment. Mr. Epinette will receive these benefits following any involuntary termination of employment, except for a termination involving serious or gross misconduct.
(10)	Reflects, in addition to the restrictive covenant consideration described in note (8), an amount equal to 12 months’ gross monthly salary, which is intended to reflect an amount payable pursuant to Mr. Epinette’s employment agreement in the event of an involuntary termination of employment within 12 months following a change in control.

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

Director Compensation

Overview

Under the terms of our board of directors compensation policy, which was approved by the general meeting of our shareholders on August 26, 2010 and was amended on October 28, 2010, the compensation packages for our non-executive directors are determined by our board of directors, based upon recommendations by the compensation committee. In determining director compensation, we target such compensation in the market median range of our peer companies; although, we may deviate from the median if we determine necessary or appropriate on a case by case basis.

During 2012, our compensation committee engaged Mercer to review our non-executive director compensation program. In so doing, Mercer analyzed the outside director compensation levels and practices of our peer companies. Mercer used the same peer group of 15 peer companies as were used to gather compensation information for our executive officers at that time and are described in the “Compensation Discussion and Analysis” section of this report. Based on Mercer’s recommendations, our compensation committee recommended and our board of directors approved a non-executive director compensation policy, the terms of which are consistent with our shareholder-approved board of directors compensation policy. In November 2012, our compensation committee recommended and our board of directors approved a change to our non-executive director compensation policy to provide for compensation to our new interim vice chairman, the terms of which also are consistent with our shareholder-approved board of directors compensation policy.

Under the terms of the non-executive director compensation policy, compensation for our non-executive directors is comprised of both cash compensation and equity-based compensation. Our cash compensation is in the form of annual or other retainers for our non-executive directors, chairman of the board, interim vice chairman, committee chairs and committee members. Our equity-based compensation is in the form of initial and annual stock option and stock grants (in the form of restricted stock units). Each of these components is described in more detail below. We do not generally provide perquisites and other personal benefits to our non-executive directors.

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

Our interim vice chairman receives a cash retainer of $100,000, paid in two equal installments of $50,000 each.

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

Accordingly, on August 10, 2012, each of our non-executive directors received a stock option to purchase 6,448 ordinary shares at an exercise price of $18.04 per share and a stock grant in the form of a restricted stock unit representing 2,947 shares.

Election to Receive Equity-Based Compensation in Lieu of Cash Compensation

Our non-executive director compensation policy allows our non-executive directors to elect to receive a stock grant in lieu of 100% of their annual cash retainers payable for services to be rendered as a non-executive director, chairman and chair or member of any board committee. Each non-executive director who elects to receive a stock grant in lieu of such director’s annual cash retainers is granted a stock grant (in the form of a restricted stock unit) under our stock incentive plan for that number of ordinary shares as determined by dividing the aggregate dollar amount of all annual cash retainers anticipated to payable to such director for the period commencing on July 1 of each year to June 30 of the following year by the 10-trading day average closing sale price of our ordinary shares as reported by the NASDAQ Global Select Market and as determined one week prior to the date of anticipated corporate approval of the award. All of our non-executive directors elected to receive such a stock grant in lieu of their cash retainers for the period covering July 1, 2011 through June 30, 2012, and four of our non-executive directors elected to receive such a stock grant in lieu of their cash retainers for the period covering July 1, 2012 through June 30, 2013. Accordingly, effective as of August 12, 2011 all of our non-executive directors received a stock grant and effective as of August 10, 2012, four of our non-executive directors received a stock grant. These stock grants are described in more detail in note (1) to the Director Compensation Table below.

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

Summary of Cash and Other Compensation

The table below summarizes the compensation received by our non-executive directors for the year ended December 30, 2012. While Mr. Kohrs did not receive additional compensation for his former service as a director, a portion of his compensation was allocated to his service as a member of our board of directors. For more information regarding the allocation of Mr. Kohrs’s compensation, please refer to note (1) to the Summary Compensation Table.

DIRECTOR COMPENSATION– 2012

Name	Fees earned or paid in cash(1) ($)	Stock awards(2)(3) ($)	Option awards(4)(5) ($)	All other compensation(6) ($)	Total ($)
Sean D. Carney	110,000	91,719	116,321	—	213,351
Richard B. Emmitt	50,000	70,684	116,321	—	237,005
Pascal E.R. Girin(7)	45,000	53,164	116,321	—	214,485
Kevin C. O’Boyle	55,000	53,164	116,321	—	224,485
Alain Tornier	40,000	67,187	116,321	—	223,508
Richard F. Wallman	65,000	53,164	116,321	—	234,485
Elizabeth H. Weatherman	45,000	68,945	116,321	—	230,266

(1)

Unless a director otherwise elects to convert all of his or her annual retainers into stock awards (in the form of restricted stock units), annual retainers are paid in cash on a quarterly basis in arrears within 30 days of the end of each calendar quarter. All of our non-executive directors elected to convert all of their annual retainers covering the period of service from July 1, 2011 to June 30, 2012 and four of our non-executive directors elected to convert their annual retainers covering the period of service from July 1, 2012 to June 30, 2013 into stock awards under our stock incentive plan. Accordingly, all of the non-executive directors were granted stock awards on August 12, 2011 and four of our non-executive directors were granted stock awards on August 10, 2012 for that number of ordinary shares as determined based on the following formula: (a) the aggregate dollar amount of all annual cash retainers that otherwise would have been payable to the non-executive director for services to be rendered as a non-executive director, chairman and chair or member of any board committee (based on such director’s board committee memberships and chair positions as of the grant date), divided by (b) the 10-trading day average closing sale price of an ordinary share, as reported by the NASDAQ Global Select Market, and as determined one week prior to the date of anticipated corporate approval of the award. Such stock awards vest and the underlying shares become issuable in four as nearly equal as possible quarterly installments, on September 30, December 31, March 31 and June 30, in each case so long as the non-executive director is a director of our company as of such date.

The table below sets forth: (a) the number of stock awards granted to each non-executive director on August 10, 2012; (b) the total amount of annual retainers converted by such director into stock awards; (c) of such total amount of annual retainers converted into stock awards, the amount attributed to the director’s service during 2012, which amount is included in the “Fees earned or paid in cash” column for each director; (d) the grant date fair value of the stock awards computed in accordance with FASB ASC Topic 718; and (e) the incremental grant date fair value for the stock awards above and beyond the amount of annual retainers for 2012 service converted into stock awards computed in accordance with FASB ASC Topic 718 .

Name	Total amount of retainers converted into stock awards ($)	Number of stock awards (#)	Amount of retainer converted into stock awards attributable to 2012 service ($)	Grant date fair value of stock awards ($)	Incremental grant date fair value of stock awards received during 2012 ($)
Mr. Carney	110,000	5,186	55,000	93,555	38,555
Mr. Emmitt	50,000	2,357	25,000	42,520	17,520
Mr. Tornier	40,000	1,886	20,000	34,023	14,023
Ms. Weatherman	45,000	2,122	22,500	38,281	15,781

The table below sets forth: (a) the number of stock awards granted to each non-executive director on August 12, 2011; (b) the total amount of annual retainers converted by such director into stock awards; (c) of such total amount of annual retainers converted into stock awards, the amount attributed to the director’s service during 2012, which is the amount shown in the “Fees earned or paid in cash” column for each director; (d) the grant date fair value of the stock awards computed in accordance with FASB ASC Topic 718; and (e) the incremental grant date fair value for the stock awards above and beyond the amount of annual retainers for 2011 service converted into stock awards computed in accordance with FASB ASC Topic 718 .

Name	Total amount of retainers converted into stock awards ($)	Number of stock awards (#)	Amount of retainer converted into stock awards attributable to 2012 service ($)	Grant date fair value of stock awards ($)	Incremental grant date fair value of stock awards received during 2011 ($)
Mr. Carney	110,000	3,940	55,000	93,023	38,023
Mr. Emmitt	50,000	1,791	25,000	42,286	17,286
Mr. Girin	43,333	1,552	21,667	33,810	12,143
Mr. O’Boyle	53,333	1,910	26,667	42,286	15,619
Mr. Tornier	40,000	1,432	20,000	33,810	13,810
Mr. Wallman	65,000	2,328	32,500	54,964	22,464
Ms. Weatherman	45,000	1,612	22,500	38,059	15,559

(2)	On August 10, 2012, each non-executive director received a stock award (in the form of a restricted stock unit) for 2,947 ordinary shares granted under our stock incentive plan. The stock award vests and the underlying shares become issuable in three as nearly equal as possible annual installments, on the one-year, two-year and three-year anniversaries of the grant date, and in each case so long as the non-executive director is a director of our company as of such date. In addition, as describe above in note (1), certain non-executive directors elected to convert their annual retainers covering the period of service from July 1, 2012 to June 30, 2013 into stock awards under our stock incentive plan. The amount reported in the “Stock awards” column represents the aggregate grant date fair value for the August 10, 2012 stock awards granted to each director in 2012 and for those directors who elected to convert their annual retainers covering the period of service from July 1, 2012 to June 30, 2013, the incremental grant date fair value for the August 10, 2012 stock awards granted to each director in 2012 above and beyond the amount of annual retainers for 2012 service converted into stock awards, in each case as computed in accordance with FASB ASC Topic 718. The grant date fair value for stock awards is determined based on the closing sale price of our ordinary shares on the grant date.
(3)	The table below provides information regarding the number of unvested stock awards (all of which are in the form of restricted stock units) held by each of the non-executive directors at December 30, 2012 on a per grant basis and on an aggregate basis.

Name	05/12/11 grant date	08/12/11 grant date	08/10/12 grant date	Total number of underlying unvested shares
Mr. Carney	1,980	2,947	3,890	8,817
Mr. Emmitt	1,980	2,947	1,768	6,695
Mr. Girin	0	0	0	0
Mr. O’Boyle	1,980	2,947	0	4,927
Mr. Tornier	1,980	2,947	1,415	6,342
Mr. Wallman	1,980	2,947	0	4,927
Ms. Weatherman	1,980	2,947	1,592	6,519

(4)	On August 10, 2012, each non-executive director received a stock option to purchase 6,448 ordinary shares at an exercise price of $18.04 per share granted under our stock incentive plan. Such option expires on August 10, 2022 and vests with respect to one-third of the underlying ordinary shares on each of the following dates, so long as the individual remains a director of our company as of such date: August 10, 2013, August 10, 2014 and August 10, 2015. Amount reported in the “Option awards” column represents the aggregate grant date fair value for option awards granted to each non-executive director in 2012 computed in accordance with FASB ASC Topic 718. The grant date fair value is determined based on our Black-Scholes option pricing model. The grant date value per share for the option granted on August 10, 2012 was $8.27 and was determined using the following specific assumptions: risk free interest rate: 0.91%; expected life: 6.00 years; expected volatility: 47.96%; and expected dividend yield: 0.
(5)	The table below provides information regarding the aggregate number of options to purchase our ordinary shares outstanding at December 30, 2012 and held by each of our non-executive directors:

Name	Aggregate number of shares underlying options	Exercisable/ unexercisable	Range of exercise price(s) ($)	Range of expiration date(s)
Mr. Carney	14,248	2,600/11,648	18.04-25.20	05/12/2021-08/10/2022
Mr. Emmitt	14,248	2,600/11,648	18.04-25.20	05/12/2021-08/10/2022
Mr. Girin	2,600	2,600/0	25.20	02/02/2013
Mr. O’Boyle	64,248	33,850/30,398	18.04-25.20	06/03/2020-08/10/2022
Mr. Tornier	14,248	2,600/11,648	18.04-25.20	05/12/2021-08/10/2022
Mr. Wallman	48,623	36,975/11,648	16.98-25.20	12/08/2018-08/10/2022
Ms. Weatherman	14,248	2,600/11,648	18.04-25.20	05/12/2021-08/10/2022

(6)	We do not generally provide perquisites and other personal benefits to our non-executive directors. Any perquisites or personal benefits actually provided to any non-executive director were less than $10,000 in the aggregate
(7)	Mr. Girin resigned as a director on November 2, 2012 effective immediately.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The table below sets forth certain information concerning the beneficial ownership of our ordinary shares as of February 15, 2013, by:

•	each of our directors and named executive officers;

•	all of our current directors and executive officers as a group; and

•	each person known by us to beneficially own more than 5% of our ordinary shares.

The calculations in the table below assume that there are 41,740,444 ordinary shares outstanding. Beneficial ownership is determined in accordance with the rules and regulations of the SEC. In computing the number of ordinary shares beneficially owned by a person and the percentage ownership of that person, we have included ordinary shares that the person has the right to acquire within 60 days, including through the exercise of any option, warrant or other right, the conversion of any other security and the issuance of ordinary shares upon the vesting of stock awards granted in the form of restricted stock units. The ordinary shares that a shareholder has the right to acquire within 60 days, however, are not included in the computation of the percentage ownership of any other person.

Unless otherwise indicated, the address for each of the individuals listed below is c/o Tornier N.V., Fred. Roeskestraat 123, 1076 EE Amsterdam, the Netherlands.

	Ordinary shares beneficially owned (1)
	Number	Percent
Directors and named executive officers:
David H. Mowry	20,747	*
Douglas W. Kohrs(2)	1,721,445	4.0%
Shawn T McCormick	—	*
Carmen L. Diersen(3)	132,384	*
Terry M. Rich	14,678	*
Stéphan Epinette	101,025	*
Kevin M. Klemz	60,751	*
Sean D. Carney(4)	18,502,165	44.3%
Richard B. Emmitt(5)	954,087	2.3%
Kevin C. O’Boyle	39,550	*
Alain Tornier(6)	3,959,221	9.5%
Richard F. Wallman	87,123	*
Elizabeth H. Weatherman(7)	18,498,283	44.3%
All directors and executive officers as a group (12 people)	23,800,813	56.6%
Principal shareholders:
Warburg Pincus Entities (TMG Holdings Coöperatief U.A.)(8)	18,491,809	44.3%
Alain Tornier and related entities(9)	3,959,221	9.5%

*	Represents beneficial ownership of less than 1% of our outstanding ordinary shares.
(1)	Includes for the persons listed below the following ordinary shares subject to options held by that person that are currently exercisable or become exercisable within 60 days of February 15, 2012 and ordinary shares issuable upon the vesting of stock awards granted in the form of restricted stock units within 60 days of February 15, 2012:

Name	Options	Stock awards in the form of restricted stock units
David H. Mowry	18,183	—
Douglas W. Kohrs	1,288,193	—
Shawn McCormick	—
Carmen L. Diersen	114,521	—
Terry M. Rich	13,922	—
Stéphan Epinette	99,497	—
Kevin M. Klemz	59,651	—
Sean D. Carney	2,600	1,297
Richard B. Emmitt	2,600	589

Name	Options	Stock awards in the form of restricted stock units
Kevin C. O’Boyle	36,975	—
Alain Tornier	2,600	472
Richard F. Wallman	36,975	—
Elizabeth H. Weatherman	2,600	531
All directors and executive officers as a group (12 persons)	329,570	2,889

(2)	Mr. Kohrs resigned as our President, Chief Executive Officer and Executive Director effective as of November 12, 2012.
(3)	Ms. Diersen resigned as our Global Chief Financial Officer effective July 17, 2012.
(4)	Includes 18,491,809 ordinary shares held by affiliates of Warburg Pincus & Co. Mr. Carney is a Partner of Warburg Pincus & Co. and a Member and a Managing Director of Warburg Pincus LLC. All ordinary shares indicated as owned by Mr. Carney are included because of his affiliation with the Warburg Pincus Entities (as defined below). See footnote (9) below. Mr. Carney disclaims beneficial ownership of all securities that may be deemed to be beneficially owned by the Warburg Pincus Entities, except to the extent of any pecuniary interest therein. Mr. Carney’s address is c/o Warburg Pincus LLC, 450 Lexington Avenue, New York, New York 10017.
(5)	Includes: (i) 26,933 shares held in Mr. Emmitt’s IRA account, (ii) 262 shares held by Mr. Emmitt’s spouse, (iii) 206 shares held by an IRA account of Mr. Emmitt’s spouse, and (iv) 720,911 shares held by VFI, a Delaware limited partnership, and 162,358 shares held by VFII, a Delaware limited partnership. The Vertical Group, L.P., a Delaware limited partnership, is the sole general partner of each of VFI and VFII, and The Vertical Group GP, LLC controls The Vertical Group, L.P. Mr. Emmitt is a Member and Manager of The Vertical Group GP, LLC, which controls The Vertical Group, L.P. All ordinary shares indicated as owned by Mr. Emmitt are included because of his affiliation with The Vertical Group, L.P. Mr. Emmitt disclaims beneficial ownership of all securities that may be deemed to be beneficially owned by The Vertical Group, L.P., except to the extent of any indirect pecuniary interest therein. Mr. Emmitt’s address is c/o The Vertical Group, L.P., 25 DeForest Avenue, Summit, New Jersey 07901.
(6)	Includes 3,485,292 ordinary shares held by KCH Oslo AS (KCH Oslo) and 467,797 ordinary shares held by Phil Invest ApS. KCH Stockholm AB wholly owns KCH Oslo, and Mr. Tornier wholly owns KCH Stockholm AB. Mr. Tornier also wholly owns Phil Invest ApS. All ordinary shares indicated as owned by Mr. Tornier are included because of his affiliation with these entities.
(7)	Includes 18,491,809 ordinary shares held by affiliates of Warburg Pincus & Co. Ms. Weatherman is a Partner of Warburg Pincus & Co. and a Member and a Managing Director of Warburg Pincus LLC. All ordinary shares indicated as owned by Ms. Weatherman are included because of her affiliation with the Warburg Pincus Entities. See footnote (8) below. Ms. Weatherman disclaims beneficial ownership of all securities that may be deemed to be beneficially owned by the Warburg Pincus Entities, except to the extent of any pecuniary interest therein. Ms. Weatherman’s address is c/o Warburg Pincus LLC, 450 Lexington Avenue, New York, New York 10017.
(8)	Reflects ordinary shares held by TMG Holdings Coöperatief U.A., a Dutch coöperatief (TMG). TMG is wholly owned by Warburg Pincus (Bermuda) Private Equity IX, L.P., a Bermuda limited partnership (WP Bermuda IX), and WP (Bermuda) IX PE One Ltd., a Bermuda company (WPIX PE One). The general partner of WP Bermuda IX is Warburg Pincus (Bermuda) Private Equity Ltd., a Bermuda company (WP Bermuda Ltd.). WP Bermuda IX is managed by Warburg Pincus LLC, a New York limited liability company (WP LLC, and together with WP Bermuda IX, WPIX PE One and WP Bermuda Ltd., the Warburg Pincus Entities). Charles R. Kaye and Joseph P. Landy are the Managing General Partners of Warburg Pincus & Co., a New York general partnership (WP), and Managing Members and Co-Presidents of WP LLC and may be deemed to control the Warburg Pincus Entities. Each of the Warburg Pincus Entities, Mr. Kaye and Mr. Landy has shared voting and investment control of all of the ordinary shares referenced above. By reason of the provisions of Rule 16a-1 of the Securities Exchange Act of 1934, as amended, Mr. Kaye, Mr. Landy and the Warburg Pincus Entities may be deemed to be the beneficial owners of the ordinary shares held by TMG. Each of Mr. Kaye, Mr. Landy and the Warburg Pincus Entities disclaims beneficial ownership of the ordinary shares referenced above except to the extent of any pecuniary interest therein. The address of the Warburg Pincus entities is 450 Lexington Avenue, New York, New York 10017.
(9)	Includes 3,485,292 ordinary shares held by KCH Oslo, 467,797 ordinary shares held by Phil Invest ApS and shares held directly by or issuable to Mr. Tornier upon the exercise of certain stock options and the vesting of certain stock awards as described in footnote (1). KCH Stockholm AB wholly owns KCH Oslo, and Mr. Tornier wholly owns KCH Stockholm AB. Mr. Tornier also wholly owns Phil Invest ApS. The address of KCH Oslo is c/o Knut Solvang, Postboks 345 Lysaker, N-1326 Lysaker, Norway.

Securities Authorized for Issuance Under Equity Compensation Plans

The table below provides information about our ordinary shares that may be issued under our equity compensation plans as of December 30, 2012.

Plan category	Number of securities to be issued upon exercise of outstanding options and restricted stock units (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	4,204,430	$18.46	2,802,709
Equity compensation plans not approved by security holders	—	—	—

Total	4,204,430	$18.46	2,802,709

(1)	Amount includes ordinary shares issuable upon the exercise of stock options granted under the Tornier N.V. Amended and Restated Stock Option Plan and the Tornier N.V. Amended and Restated 2010 Incentive Plan and ordinary shares issuable upon the vesting of stock awards in the form of restricted stock units granted under the Tornier N.V. Amended and Restated 2010 Incentive Plan.
(2)	Excludes employee stock purchase rights under the Tornier N.V. 2010 Employee Stock Purchase Plan, as amended. Under such plan, each eligible employee may purchase up to 833 ordinary shares at semi-annual intervals on June 30th and December 31st each calendar year at a purchase price per share equal to 85% of the closing sales price per share of our ordinary shares on the last day of the offering period.
(3)	Included in the weighted-average exercise price calculation are 422,264 stock awards granted in the form of restricted stock units with a weighted-average exercise price of $20.57. The weighted-average exercise price of all outstanding stock options as of December 30, 2012 and reflected in column (a) was $18.23.
(4)	Amount includes 2,483,600 ordinary shares remaining available for future issuance under the Tornier N.V. Amended and Restated 2010 Incentive Plan and 319,109 ordinary shares remaining available for future issuance under the Tornier N.V. 2010 Employee Stock Purchase Plan, as amended. No shares remain available for grant under the Tornier N.V. Amended and Restated Stock Option Plan since such plan was terminated with respect to future grants upon our initial public offering in February 2011.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

We describe below transactions and series of similar transactions that have occurred since the beginning of our last fiscal year, or any currently proposed transactions, to which we were or are a participant and in which:

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

Vertical Fund I, L.P., Vertical Fund II, L.P. and Richard B. Emmitt. Mr. Emmitt, a member of our board of directors, is a Member and Manager of The Vertical Group, L.P., which is the sole general partner of each of Vertical Fund I, L.P. and Vertical Fund II, L.P. Mr. Emmitt is also a Member and Manager of The Vertical Group GP, LLC, which controls The Vertical Group, L.P.

On July 18, 2006, Tornier N.V., formerly known as TMG B.V., entered into a securityholders’ agreement with TMG, VFI, VFII, KCH Stockholm AB, Mr. Tornier, WP Bermuda, and certain other shareholders at that time, and, by subsequent joinder agreements, additional shareholders, which agreement was amended on August 27, 2010. This agreement contained right of first refusal, tag-along and drag-along provisions, which terminated upon our initial public offering in February 2011. Under director nomination provisions of this agreement, TMG has the right to designate three of the eight directors to be nominated to our board of directors for so long as TMG beneficially owns at least 25% of our outstanding ordinary shares, two of the eight directors for so long as TMG beneficially owns at least 10% but less than 25% of our outstanding ordinary shares and one of the eight directors for so long as TMG beneficially owns at least 5% but less than 10% of our outstanding ordinary shares, and we agreed to use our reasonable best efforts to cause the TMG designees to be elected. This agreement terminates upon the written consent of all parties to the agreement.

We are party to a registration rights agreement with certain of our shareholders and officers, including TMG, Vertical Fund I, L.P., Vertical Fund II, L.P., KCH Stockholm AB and Phil Invest ApS, whom we refer to as the holders. Pursuant to the registration rights agreement, we have agreed to (i) use our reasonable best efforts to effect up to three registered offerings of at least $10 million each upon a demand of TMG or its affiliates and one registered offering of at least $10 million upon a demand of The Vertical Group, (ii) use our reasonable best efforts to become eligible for use of Form S-3 for registration statements and once we become eligible TMG or its affiliates shall have the right to demand an unlimited number of registrations of at least $10 million each on Form S-3 and (iii) maintain the effectiveness of each such registration statement for a period of 120 days or until the distribution of the registrable securities pursuant to the registration statement is complete. Pursuant to the registration rights agreement, all holders also have incidental or “piggyback” registration rights with respect to any registrable shares, subject to certain volume and marketing restrictions imposed by the underwriters of the offering with respect to which the rights are exercised. Under the agreement, we have agreed to bear the expenses, including the fees and disbursements of one legal counsel for the holders, in connection with the registration of the registrable securities, except for any underwriting commissions relating to the sale of the registrable securities.

On February 9, 2007, we signed an exclusive, worldwide license and supply agreement with Tepha for its poly-4-hydroxybutyrate polymer for a license fee of $110,000, plus an additional $750,000 as consideration for certain research and development. Tepha is further entitled to royalties of up to 5% of sales under these licenses. We amended this agreement in December 2011 to include certain additional rights and an option to license additional products. We paid less than $0.1 million of minimum royalty payments during 2012 to Tepha under the terms of this agreement. Additionally, we made payments of $0.1 million during 2012 related to the purchase of materials. Vertical Fund I, L.P. and Vertical Fund II, L.P. in the aggregate own approximately 20% of Tepha’s outstanding common and preferred stock. In addition, Mr. Emmitt serves on Tepha’s board of directors.

On January 22, 2008, we signed an agreement with BioSET to develop, commercialize and distribute products incorporating BioSET’s F2A synthetic growth factor technology in the field of orthopaedic and podiatric soft tissue repair. As amended on February 10, 2010, this agreement granted us an option to purchase an exclusive, worldwide license for such products in consideration for a payment of $1 million. We exercised this option on February 10, 2010. Upon FDA approval of certain products, an additional $2.5 million will become due. BioSET is entitled to royalties of up to 6% for sales of products under this agreement. We have not accrued or paid any royalties under the terms of this agreement. Vertical Fund I, L.P. and Vertical Fund II, L.P. in the aggregate own approximately 20% of BioSET’s outstanding capital stock.

On July 29, 2008, we formed a real estate holding company, SCI Calyx, together with Mr. Tornier. SCI Calyx is owned 51% by us and 49% by Mr. Tornier. SCI Calyx was initially capitalized by a contribution of capital of €10,000 funded

51% by us and 49% by Mr. Tornier. SCI Calyx then acquired a combined manufacturing and office facility in Montbonnot, France, for approximately $6.1 million. The manufacturing and office facility is used to support the manufacture of certain of our current products and house certain of our operations in Montbonnot, France. This real estate purchase was funded through mortgage borrowings of $4.1 million and $2.0 million cash borrowed from the two current shareholders of SCI Calyx. The $2.0 million cash borrowed from the SCI Calyx shareholders originally consisted of a $1.0 million note due to Mr. Tornier and a $1.0 million note due to Tornier SAS, which is our wholly owned French operating subsidiary. Both of the notes issued by SCI Calyx bear interest at the three-month Euro Libor rate plus 0.5% and have no stated term. During 2010, SCI Calyx borrowed approximately $1.4 million from Mr. Tornier in order to fund on-going leasehold improvements necessary to prepare the Montbonnot facility for its intended use. This cash was borrowed under the same terms as the original notes. As of December 30, 2012, SCI Calyx had related-party debt outstanding to Mr. Tornier of $2.2 million. The SCI Calyx entity is consolidated by us, and the related real estate and liabilities are included in our consolidated balance sheets. On September 3, 2008, Tornier SAS, our French operating subsidiary, entered into a lease agreement with SCI Calyx relating to these facilities. The agreement, which terminates in 2018, provides for an annual rent payment of €440,000, which has subsequently been increased and is currently €888,583 annually. As of December 30, 2012, future minimum payments under this lease were €4.4 million in the aggregate.

Since 2006, Tornier SAS has entered into various lease agreements with entities affiliated with Mr. Tornier or members of his family. On May 30, 2006, Tornier SAS entered into two lease agreements with Mr. Tornier and his sister, Colette Tornier, relating to our former facilities in Saint-Ismier, France. The agreements provided for annual rent payments of €104,393 and €28,500, respectively, which were increased to €121,731 and €33,233 annually, respectively. On June 26, 2012, Tornier SAS entered into an amendment to these lease agreements to terminate them effective as of September 30, 2012. No early termination payments were made by Tornier SAS pursuant to the terms of the amendment. During 2012, Tornier SAS paid an aggregate of €2.7 million to an entity affiliated with Mr. Tornier and his sister, Colette Tornier, as rent for Tornier’s former facility located in Saint-Ismier, France. On December 29, 2007, Tornier SAS entered into a lease agreement with Cymaise SCI, relating to our former facilities in Saint-Ismier, France. The agreement provides for a term through May 30, 2015 and an annual rent payment of €480,000, which was subsequently increased to €531,243 annually. Cymaise SCI is wholly owned by Mr. Tornier and his sister, Colette Tornier. On December 29, 2007, Tornier SAS entered into a lease agreement with Animus SCI, relating to our facilities in Montbonnot Saint Martin, France. On August 18, 2012, the parties amended the lease agreement to extend the term until May 31, 2022 and reduce the annual rent. The amended agreement provides for an initial annual rent payment of €279,506 annually. Animus SCI is wholly owned by Mr. Tornier. On February 6, 2008, Tornier SAS entered into a lease agreement with Balux SCI, effective as of May 22, 2006, relating to our facilities in Montbonnot Saint Martin, France. On August 18, 2012, the parties amended the lease agreement to extend the term until May 31, 2022 and reduce the annual rent. The amended agreement provides for an initial annual rent payment of €252,545 annually. Balux SCI is wholly owned by Mr. Tornier and his sister, Colette Tornier. As of December 30, 2012, future minimum payments under all of these agreements were €279,506 in the aggregate.

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

The following table shows the fees that we paid or accrued for audit and other services provided by Ernst & Young LLP for 2012 and 2011:

Fees	2012	2011
Audit fees	$1,467,055	$1,303,020
Audit-related fees	113,060	—
Tax fees	84,015	8,004
All other fees	3,285	3,285

Total	$1,667,415	$1,314,309

In the above table, “audit fees” are fees for professional services for the audit of our financial statements included in this annual report on Form 10-K, and the review of our financial statements included in quarterly reports on Form 10-Q and registration statements and for services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements; “audit-related fees” are fees for assurance and related services and include fees for services performed related to due diligence on acquisitions.; “tax fees” are fees for tax compliance, tax advice on acquisitions, and tax planning; and “all other fees” are fees for any services not included in the first three categories

PART IV

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

Tornier N.V.

Schedule II-Valuation and Qualifying Accounts

(In thousands)

		Additions
	Balance at	Charged to			Balance at
	beginning of period	costs & expenses	Deductions		end of period
Description			Describe(a)	Describe(b)
Allowance for Doubtful Accounts (in millions):
Year ended December 30, 2012	$(2,486)	(2,355)	87	(92)	$(4,846)

Year ended January 1, 2012	$(2,519)	$(775)	$755	$53	$(2,486)

Year ended January 2, 2011	$(2,667)	$(275)	$307	$116	$(2,519)

(a)	Uncollectible amounts written off, net of recoveries.
(b)	Effect of changes in foreign exchange rates.

Exhibits

The exhibits to this report are listed on the Exhibit Index to this report. A copy of any of the exhibits will be furnished at a reasonable cost, upon receipt of a written request for any such exhibit. Such request should be sent to Tornier, Inc., 10801 Nesbitt Avenue South, Bloomington, Minnesota 55437.

The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report on Form 10-K pursuant to Item 15(a):

1.	Amended and Restated Employment Agreement, effective as of February 21, 2013, by and between Tornier, Inc. and David H. Mowry (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2013 (File No. 001-35065)).

2.	Separation Agreement and Release of Claims, dated November 12, 2012, by and between Tornier, Inc. and Douglas W. Kohrs (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2012 (File No. 001-35065)).

3.	Consulting Agreement, dated November 12, 2012, by and between Tornier, Inc. and Douglas W. Kohrs (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2012 (File No. 001-35065)).

4.	Employment Agreement, dated July 18, 2006, by and between Tornier, Inc. and Douglas W. Kohrs, as amended on August 26, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Amendment No. 8 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 7, 2011 (Registration No. 333-167370)).

5.	Employment Agreement, dated September 4, 2012, by and between Tornier, Inc. and Shawn T McCormick (filed herewith).

6.	Separation Agreement and Release of Claims, dated July 17, 2012, by and between Tornier, Inc. and Carmen L. Diersen (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2012 (File No. 001-35065)).

7.	Consulting Agreement, dated July 17, 2012, by and between Tornier, Inc. and Carmen L. Diersen (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2012 (File No. 001-35065)).

8.	Employment Agreement, dated June 21, 2010, by and between Tornier, Inc. and Carmen L. Diersen (incorporated by reference to Exhibit 10.2 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 15, 2010 (Registration No. 333-167370)).

9.	Employment Agreement, dated March 12, 2012, by and between Tornier, Inc. and Terry M. Rich (filed herewith).

10.	Permanent Employment Contract, dated August 29, 2008, by and between Tornier, SAS and Stéphan Epinette (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 8, 2010 (Registration No. 333-167370)).

11.	Employment Agreement, dated September 13, 2010, by and between Tornier, Inc. and Kevin Klemz (incorporated by reference to Exhibit 10.6 to the Registrant’s Amendment No. 8 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 7, 2011 (Registration No. 333-167370)).

12.	Tornier N.V. Amended and Restated 2010 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 29, 2012 (File No. 001-35065)).

13.	Rules for the Grant of Qualified Stock Options to Participants in France under the Tornier N.V. 2010 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2011 (File No. 001-35065)).

14.	Rules for the Grant of Stock Grants in the Form of Qualified Restricted Stock Units to Grantees in France under the Tornier N.V. 2010 Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2011 (File No. 001-35065)).

15.	Form of Option Certificate under the Tornier N.V. 2010 Incentive Plan (filed herewith).

16.	Form of Stock Grant Certificate (in the form of a Restricted Stock Unit) under the Tornier N.V. 2010 Incentive Plan (filed herewith).

17.	Tornier N.V. Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10.9 to the Registrant’s Amendment No. 9 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 18, 2011 (Registration No. 333-167370)).

18.	Form of Option Agreement under the Tornier N.V. Stock Option Plan for Directors and Officers (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 8, 2010 (Registration No. 333-167370)).

19.	Tornier N.V. 2010 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.42 to the Registrant’s Amendment No. 9 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 18, 2011 (Registration No. 333-167370)).

20.	First Amendment of the Tornier N.V. 2010 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 2, 2011 (File No. 001-35065)).

21.	Tornier N.V. 2013 Employee Performance Incentive Compensation Plan (incorporated by reference to Item 9B to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2012 (File No. 001-35065)).

22.	Retraite Supplémentaire maintained by Tornier SAS (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 8, 2010 (Registration No. 333-167370)).

23.	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.40 to the Registrant’s Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 14, 2010 (Registration No. 333-167370)).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 1, 2013	TORNIER N.V.

By	/s/ David H. Mowry
David H. Mowry President and Chief Executive Officer (principal executive officer)

By	/s/ Shawn T McCormick
Shawn T McCormick Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ DAVID H. MOWRY David H. Mowry	President and Chief Executive Officer (principal executive officer)	March 1, 2013

/S/ SHAWN T MCCORMICK Shawn T McCormick	Chief Financial Officer (principal financial and accounting officer)	March 1, 2013

/S/ SEAN D. CARNEY Sean D. Carney	Chairman of the Board	March 1, 2013

/S/ RICHARD B. EMMITT Richard B. Emmitt	Director	March 1, 2013

/S/ KEVIN C. O’BOYLE Kevin C. O’Boyle	Interim Vice Chairman	March 1, 2013

/S/ ALAIN TORNIER Alain Tornier	Director	March 1, 2013

/S/ RICHARD F. WALLMAN Richard F. Wallman	Director	March 1, 2013

/S/ ELIZABETH H. WEATHERMAN Elizabeth H. Weatherman	Director	March 1, 2013

TORNIER N.V.

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 30, 2012

Exhibit No.	Exhibit	Method of Filing
2.1	Agreement and Plan of Merger, dated as of August 23, 2012, by and among Tornier N.V., Oscar Acquisition Corp., OrthoHelix Surgical Designs, Inc. and the Representative*	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 24, 2012 (File No. 001-35065)

2.2	Asset Purchase Agreement, dated March 5, 2007, by and among DVO – Extremity Solutions, LLC, DVO Acquisition, Inc. and Tornier B.V.*	Incorporated by reference to Exhibit 10.12 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 15, 2010 (Registration No. 333-167370)

2.3	Agreement and Plan of Merger, dated February 27, 2007, by and among Tornier US Holdings, Inc., Axya Acquisition II, Inc. and Axya Holdings, Inc.*	Incorporated by reference to Exhibit 10.14 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 15, 2010 (Registration No. 333-167370)

2.4	Merger Agreement, dated January 22, 2007, by and among Nexa Orthopedics, Inc., Tornier US Holdings, Inc. and Nexa Acquisition, Inc.*	Incorporated by reference to Exhibit 10.13 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 15, 2010 (Registration No. 333-167370)

3.1	Articles of Association of Tornier N.V.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 2, 2011 (File No. 001-35065)

4.1	Specimen Certificate for Ordinary Shares of Tornier N.V.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 14, 2010 (Registration No. 333-167370)

4.2	Registration Rights Agreement, dated July 16, 2010, by and among the investors on Schedule I thereto, the persons listed on Schedule II thereto and Tornier B.V.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 11, 2010 (Registration No. 333-167370)

4.3	Amendment and Waiver to Registration Rights Agreement, dated as of July 16, 2010, by and among the Investors and Tornier N.V.	Incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on October 17, 2012 (Registration No. 333-184461)

10.1	Amended and Restated Employment Agreement, effective as of February 21, 2013, by and between Tornier, Inc. and David H. Mowry	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 21, 2013 (File No. 001-35065)

Exhibit No.	Exhibit	Method of Filing
10.2	Separation Agreement and Release of Claims, dated November 12, 2012, by and between Tornier, Inc. and Douglas W. Kohrs	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2012 (File No. 001-35065)

10.3	Consulting Agreement, dated November 12, 2012, by and between Tornier, Inc. and Douglas W. Kohrs	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2012 (File No. 001-35065)

10.4	Employment Agreement, dated July 18, 2006, by and between Tornier, Inc. and Douglas W. Kohrs, as amended on August 26, 2010	Incorporated by reference to Exhibit 10.1 to the Registrant’s Amendment No. 8 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 7, 2011 (Registration No. 333-167370)

10.5	Employment Agreement, dated September 4, 2012, by and between Tornier, Inc. and Shawn T McCormick	Filed herewith

10.6	Separation Agreement and Release of Claims, dated July 17, 2012, by and between Tornier, Inc. and Carmen L. Diersen	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2012 (File No. 001-35065)

10.7	Consulting Agreement, dated July 17, 2012, by and between Tornier, Inc. and Carmen L. Diersen	Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2012 (File No. 001-35065)

10.8	Employment Agreement, dated June 21, 2010, by and between Tornier, Inc. and Carmen L. Diersen	Incorporated by reference to Exhibit 10.2 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 15, 2010 (Registration No. 333-167370)

10.9	Employment Agreement, dated March 12, 2012, by and between Tornier, Inc. and Terry M. Rich	Filed herewith

10.10	Permanent Employment Contract, dated August 29, 2008, by and between Tornier, SAS and Stéphan Epinette	Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 8, 2010 (Registration No. 333-167370)

10.11	Employment Agreement, dated September 13, 2010, by and between Tornier, Inc. and Kevin Klemz	Incorporated by reference to Exhibit 10.6 to the Registrant’s Amendment No. 8 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 7, 2011 (Registration No. 333-167370)

10.12	Tornier N.V. Amended and Restated 2010 Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 29, 2012 (File No. 001-35065)

Exhibit No.	Exhibit	Method of Filing
10.13	Rules for the Grant of Qualified Stock Options to Participants in France under the Tornier N.V. 2010 Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2011 (File No. 001-35065)

10.14	Rules for the Grant of Stock Grants in the Form of Qualified Restricted Stock Units to Grantees in France under the Tornier N.V. 2010 Incentive Plan	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2011 (File No. 001-35065)

10.15	Form of Option Certificate under the Tornier N.V. 2010 Incentive Plan	Filed herewith

10.16	Form of Stock Grant Certificate (in the form of a Restricted Stock Unit) under the Tornier N.V. 2010 Incentive Plan	Filed herewith

10.17	Tornier N.V. Amended and Restated Stock Option Plan	Incorporated by reference to Exhibit 10.9 to the Registrant’s Amendment No. 9 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 18, 2011 (Registration No. 333-167370)

10.18	Form of Option Agreement under the Tornier N.V. Stock Option Plan for Directors and Officers	Incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 8, 2010 (Registration No. 333-167370)

10.19	Tornier N.V. 2010 Employee Stock Purchase Plan	Incorporated by reference to Exhibit 10.42 to the Registrant’s Amendment No. 9 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 18, 2011 (Registration No. 333-167370)

10.20	First Amendment of the Tornier N.V. 2010 Employee Stock Purchase Plan	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 2, 2011 (File No. 001-35065)

10.21	Tornier N.V. 2013 Employee Performance Incentive Compensation Plan	Incorporated by reference to Item 9B to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2012 (File No. 001-35065)

10.22	Retraite Supplémentaire maintained by Tornier SAS	Incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 8, 2010 (Registration No. 333-167370)

10.23	Form of Indemnification Agreement	Incorporated by reference to Exhibit 10.40 to the Registrant’s Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 14, 2010 (Registration No. 333-167370)

Exhibit No.	Exhibit	Method of Filing
10.24	Contribution Agreement, dated March 26, 2010, by and between Tornier B.V., Vertical Fund I, L.P., Vertical Fund II, L.P., TMG Holdings Coöperatief U.A., Stichting Administratiekantoor Tornier, Fred B. Dinger III and Douglas W. Kohrs	Incorporated by reference to Exhibit 10.15 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 15, 2010 (Registration No. 333-167370)

10.25	Lease Agreement dated as of May 14, 2012 between Liberty Property Limited Partnership, as Landlord, and Tornier, Inc., as Tenant	Incorporated by reference to Exhibit 10.1 to Tornier’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 15, 2012 (File No. 001-35065)

10.26	Commercial Leases (Two), dated May 30, 2006, by and between Alain Tornier and Colette Tornier and Tornier SAS	Incorporated by reference to Exhibit 10.22 to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 11, 2010 (Registration No. 333-167370)

10.27	Memorandum of Understanding dated as of June 26, 2012 between SCI Estole Fonciere and Tornier SAS	Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2012 (File No. 001-35065)

10.28	Commercial Lease, dated December 29, 2007, by and between Animus SCI and Tornier SAS	Incorporated by reference to Exhibit 10.23 to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 11, 2010 (Registration No. 333-167370)

10.29	Rider No. 1 to Commercial Lease dated August 18, 2012 between Animus SCI and Tornier SAS	Incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2012 (File No. 001-35065)

10.30	Commercial Lease, dated February 6, 2008, by and between Balux SCI and Tornier SAS	Incorporated by reference to Exhibit 10.24 to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 11, 2010 (Registration No. 333-167370)

10.31	Rider No. 1 to the Commercial Lease dated February 6, 2008 dated August 18, 2012 between Balux SCI and Tornier SAS	Incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2012 (File No. 001-35065)

10.32	Commercial Lease, dated December 29, 2007, by and between Cymaise SCI and Tornier SAS	Incorporated by reference to Exhibit 10.25 to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 11, 2010 (Registration No. 333-167370)

10.33	Commercial Lease, dated September 3, 2008, by and between SCI Calyx and Tornier SAS	Incorporated by reference to Exhibit 10.26 to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 11, 2010 (Registration No. 333-167370)

Exhibit No.	Exhibit	Method of Filing
10.34	Commercial Lease, dated December 23, 2008, by and between Seamus Geaney and Tornier Orthopedics Ireland Limited	Incorporated by reference to Exhibit 10.27 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 15, 2010 (Registration No. 333-167370)

10.35	Securityholders’ Agreement, dated July 18, 2006, by and among the parties listed on Schedule I thereto, KCH Stockholm AB, Alain Tornier, Warburg Pincus (Bermuda) Private Equity IX, L.P., TMG B.V. (predecessor to Tornier B.V.)	Incorporated by reference to Exhibit 10.28 to the Registrant’s Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 14, 2010 (Registration No. 333-167370)

10.36	Amendment No. 1 to the Securityholders’ Agreement, dated August 27, 2010, by and among the Securityholders on Schedule I thereto and Tornier B.V.	Incorporated by reference to Exhibit 10.37 to the Registrant’s Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 14, 2010 (Registration No. 333-167370)

10.37	Joinder Agreement, dated March 30, 2007, by and between Tornier B.V. and DVO—Extremity Solutions, LLC	Incorporated by reference to Exhibit 10.29 to the Registrant’s Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 14, 2010 (Registration No. 333-167370)

10.38	Joinder Agreement, dated September 24, 2007, by and between Tornier B.V. and TMG Partners II LLC	Incorporated by reference to Exhibit 10.30 to the Registrant’s Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 14, 2010 (Registration No. 333-167370)

10.39	Joinder Agreement, dated October 27, 2008, by and between Tornier B.V. and TMG Partners III LLC	Incorporated by reference to Exhibit 10.31 to the Registrant’s Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 14, 2010 (Registration No. 333-167370)

10.40	Joinder Agreement, dated May 11, 2009, by and between Tornier B.V. and Split Rock Partners, L.P.	Incorporated by reference to Exhibit 10.32 to the Registrant’s Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 14, 2010 (Registration No. 333-167370)

10.41	Joinder Agreement, dated April 2008, by and between Tornier B.V. and Stichting Administratiekantoor Tornier	Incorporated by reference to Exhibit 10.33 to the Registrant’s Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 14, 2010 (Registration No. 333-167370)

10.42	Joinder Agreement, dated May 25, 2010, by and between Tornier B.V. and Medtronic Bakken Research Center B.V.	Incorporated by reference to Exhibit 10.34 to the Registrant’s Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 14, 2010 (Registration No. 333-167370)

Exhibit No.	Exhibit	Method of Filing
10.43	Quality Assurance Agreement, dated April 1, 1998, by and between CeramTec AG and Tornier SA	Incorporated by reference to Exhibit 10.35 to the Registrant’s Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 14, 2010 (Registration No. 333-167370)

10.44	By-Laws of SCI Calyx	Incorporated by reference to Exhibit 10.36 to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 11, 2010 (Registration No. 333-167370)

10.45	Credit Agreement dated as of October 4, 2012 among Tornier N.V., Tornier, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, SG Americas Securities, LLC, as Syndication Agent, BMO Capital Markets and JPMorgan Chase Bank, N.A., as Co-Documentation Agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated and SG Americas Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners, and the Other Lenders Party Thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 4, 2012 (File No. 001-35065)

21.1	Subsidiaries of Tornier N.V.	Filed herewith

23.1	Consent of Ernst & Young LLP, an Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101	The following materials from Tornier N.V.’s Annual Report on Form 10-K for the fiscal year ended December 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 30, 2012 and January 2, 2011, (ii) the Consolidated Statements of	Furnished herewith

Exhibit No.	Exhibit	Method of Filing

Operations for each of the fiscal years in the three-year period ended December 30, 2012, (iii) the Consolidated Statements of Comprehensive Loss for each of the fiscal years in the three-year period ended December 30, 2012, (iv) the Consolidated Statements of Cash Flows for each of the fiscal years in the three-year period ended December 30, 2012, (v) Consolidated Statements of Shareholders’ Equity for each of the fiscal years in the three-year period ended December 30, 2012, and (vi) Notes to Consolidated Financial Statements**

*	All exhibits and schedules to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Tornier will furnish the omitted exhibits and schedules to the SEC upon request by the SEC.
**	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this annual report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under Section 11 or 12 of the Securities Act of 1933, as amended, or otherwise subject to the liability of those sections, except as shall be expressly set forth by specific reference in such filings.