Form 10-Q
period 2013-03-31
Tornier N.V.
filed 2013-05-07
CIK 1492658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

As of May 1, 2013, there were 42,417,879 ordinary shares outstanding.

TORNIER N.V.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

References to “Tornier,” “Company,” “we,” “our” or “us” in this report refer to Tornier N.V. and its subsidiaries, unless the context otherwise requires.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements including, in particular, the statements about our plans, objectives, strategies and prospects regarding, among other things, our financial condition, operating results and business. We have identified some of these forward-looking statements with words like “believe,” “may,” “will,” “should,” “could,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate” or “continue,” other words and terms of similar meaning and the use of future dates. These forward-looking statements are based on current expectations about future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control and could cause our actual results to differ materially from those matters expressed or implied by our forward-looking statements. Forward-looking statements (including oral representations) are only predictions or statements of current plans and can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including, among other things, risks associated with:

•	our history of operating losses and negative cash flow;

•	our recent acquisition of OrthoHelix Surgical Designs, Inc., and risks related thereto, including our inability to integrate successfully our commercial organizations, including in particular our distribution and sales representative arrangements, and our failure to realize the anticipated benefits and synergies to our business and operating results;

•	our reliance on our independent sales agencies and distributors to sell our products and the effect on our business and operating results of agency and distributor changes or transitions to direct selling models in certain geographies, including most recently in Canada, Belgium and Luxembourg and in the United States, and possible ramifications of such changes and transitions on our business and operating results;

•	our recently completed facilities consolidation and its effect on our business and operating results, and our failure to realize anticipated benefits and cost savings;

•	continuing weakness in the global economy, which has been and may continue to be exacerbated by austerity measures taken by several countries, and automatic and discretionary governmental spending cuts, which could reduce the availability or affordability of private insurance or Medicare or other governmental reimbursement or may affect patient decisions to undergo elective procedures, and could otherwise adversely affect our business and operating results;

•	deriving a significant portion of our revenues from operations in certain geographic markets that are subject to political, economic and social instability, including in particular France, and risks and uncertainties involved in launching our products in certain new geographic markets, including in particular Japan and China;

•	disruption and turmoil in global credit and financial markets, which may be exacerbated by the inability of certain countries to continue to service their sovereign debt obligations;

•	fluctuations in foreign currency exchange rates;

•	changes in our senior management, including our recent Chief Executive Officer and Chief Financial Officer changes;

•	our credit agreement, senior secured term loans and revolving credit facility and risks related thereto;

•	not successfully developing and marketing new products and technologies and implementing our business strategy;

•	not successfully competing against our existing or potential competitors;

•	the reliance of our business plan on certain market assumptions;

•	our reliance on sales of our upper extremity joints and trauma products, which generate a significant portion of our revenue;

•	our private label manufacturers failing to provide us with sufficient supply of their products, or failing to meet appropriate quality requirements;

•	our plans to bring the manufacturing of certain of our products in-house and possible disruptions we may experience in connection with such transition;

•	our plans to increase our gross margins by taking certain actions designed to do so;

•	the loss of key suppliers, which may result in our inability to meet customer orders for our products in a timely manner or within our budget;

•	our patents and other intellectual property rights not adequately protecting our products or alleged claims of patent infringement by us, which may result in our loss of market share to our competitors and increased expenses;

•	the incurrence of significant expenditures of resources to maintain relatively high levels of inventory, which could reduce our cash flows and increase the risk of inventory obsolescence, which could harm our operating results;

•	our inability to access our revolving credit facility or raise capital when needed, which could force us to delay, reduce, eliminate or abandon our commercialization efforts or product development programs;

•	restrictive affirmative financial and other covenants in our credit agreement that may limit our operating flexibility;

•	consolidation in the healthcare industry that could lead to demands for price concessions or the exclusion of some suppliers from certain of our markets, which could have an adverse effect on our business, financial condition or operating results;

•	our clinical trials and their results and our reliance on third parties to conduct them;

•	regulatory clearances or approvals and the extensive regulatory requirements to which we are subject;

•	the compliance of our products with the laws and regulations of the countries in which they are marketed, which compliance may be costly and time-consuming;

•	the use, misuse or off-label use of our products that may harm our image in the marketplace or result in injuries that may lead to product liability suits, which could be costly to our business or result in governmental sanctions;

•	healthcare reform legislation, including the excise tax on U.S. sales of certain medical devices, and its future implementation, possible additional legislation, regulation and other governmental pressure in the United States and globally, which may affect utilization, pricing, reimbursement, taxation and rebate policies of governmental agencies and private payors, which could have an adverse effect on our business, financial condition or operating results; and

•	pending and future litigation, which could have an adverse effect on our business, financial condition or operating results.

For more information regarding these and other uncertainties and factors that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements or otherwise could materially adversely affect our business, financial condition or operating results, see the information under the heading “Part II – Item 1A. Risk Factors” of our annual report on Form 10-K for the fiscal year ended December 30, 2012. The risks and uncertainties described above and under the heading “Part I — Item 1A Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 30, 2012 are not exclusive and further information concerning us and our business, including factors that potentially could materially affect our financial results or condition, may emerge from time to time. We assume no obligation to update, amend or clarify forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. We advise you, however, to consult any further disclosures we make on related subjects in our future annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K we file with or furnish to the Securities and Exchange Commission.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TORNIER N.V. AND SUBSIDIARIES

Consolidated Balance Sheets

(U.S. dollars in thousands, except share and per share amounts)

	March 31, 2013	December 30, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$35,845	$31,108
Accounts receivable (net of allowance of $4,793 and $4,846, respectively)	55,179	54,192
Inventories	84,397	86,697
Income taxes receivable	371	382
Deferred income taxes	3,233	2,734
Prepaid taxes	14,329	14,752
Prepaid expenses	3,052	2,998
Other current assets	5,530	4,455

Total current assets	201,936	197,318
Instruments, net	52,575	51,394
Property, plant and equipment, net	36,352	37,151
Goodwill	237,844	239,804
Intangible assets, net	121,972	126,594
Deferred income taxes	154	159
Other assets	416	1,807

Total assets	$651,249	$654,227

Liabilities and shareholders’ equity
Current liabilities:
Short-term borrowings and current portion of long-term debt	$4,337	$4,595
Accounts payable	15,297	11,526
Accrued liabilities	48,012	44,410
Income taxes payable	454	83
Contingent consideration, current	7,816	—
Deferred income taxes	112	12

Total current liabilities	76,028	60,626
Long-term debt	113,361	115,457
Deferred income taxes	19,982	20,284
Contingent consideration, long-term	8,161	15,265
Other non-current liabilities	6,438	6,516

Total liabilities	223,970	218,148
Shareholders’ equity:
Ordinary shares, €0.03 par value; authorized 175,000,000; issued and outstanding 41,922,482 and 41,728,257 at March 31, 2013 and December 30, 2012, respectively	1,663	1,655
Additional paid-in capital	665,188	660,968
Accumulated deficit	(242,628)	(235,732)
Accumulated other comprehensive income	3,056	9,188

Total shareholders’ equity	427,279	436,079

Total liabilities and shareholders’ equity	$651,249	$654,227

The accompanying notes are an integral part of the consolidated financial statements.

TORNIER N.V. AND SUBSIDIARIES

Consolidated Statements of Operations

(U.S. dollars in thousands, except share and per share amounts)

	Three months ended
	March 31, 2013	April 1, 2012
	(unaudited)
Revenue	$82,685	$74,458
Cost of goods sold	23,624	21,116

Gross profit	59,061	53,342
Operating expenses:
Selling, general and administrative	52,136	43,838
Research and development	6,182	5,623
Amortization of intangible assets	3,837	2,647
Special charges	1,519	—

Total operating expenses	63,674	52,108

Operating (loss) income	(4,613)	1,234
Other income (expense):
Interest income	39	113
Interest expense	(2,218)	(487)
Foreign currency transaction (loss) gain	(81)	25
Other non-operating income	17	1

(Loss) income before income taxes	(6,856)	886
Income tax expense	(42)	(1,062)

Consolidated net loss	(6,898)	(176)

Net loss per share:
Basic and diluted	$(0.17)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	41,754	39,327

TORNIER N.V. AND SUBSIDIARIES
Consolidated Statements of Comprehensive (Loss) Income (U.S. dollars in thousands)

	Three months ended
	March 31, 2013	April 1, 2012
	(unaudited)
Consolidated net loss	$(6,898)	$(176)
Foreign currency translation adjustments	(6,132)	7,311

Comprehensive (loss) income	$(13,030)	$7,135

The accompanying notes are an integral part of the consolidated financial statements.

TORNIER N.V. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(U.S. dollars in thousands)

	Three months ended
	March 31, 2013	April 1, 2012
	(unaudited)
Cash flows from operating activities:
Consolidated net loss	$(6,898)	$(176)
Adjustments to reconcile consolidated net loss to cash provided by operating activities:
Depreciation and amortization	8,831	6,987
Non-cash foreign currency loss (gain)	81	(243)
Deferred income taxes	1,212	(699)
Share-based compensation	1,633	1,944
Non-cash interest expense and discount amortization	289	—
Inventory obsolescence	2,360	1,490
Acquired inventory step up	1,755	—
Other non-cash items affecting earnings	1,218	556
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,611)	(4,774)
Inventories	(1,148)	373
Accounts payable and accruals	8,797	4,685
Other current assets and liabilities	(1,202)	(880)
Other non-current assets and liabilities	1,101	(424)

Net cash provided by operating activities	16,418	8,839
Cash flows from investing activities:
Acquisition-related cash payments	(2,972)	—
Purchases of intangible assets	(60)	(350)
Additions of instruments	(4,879)	(3,922)
Purchases of property, plant and equipment	(2,829)	(1,156)

Net cash used in investing activities	(10,740)	(5,428)
Cash flows from financing activities:
Change in short-term debt	—	2,991
Repayments of long-term debt	(2,379)	(2,042)
Proceeds from issuance of long-term debt	—	5,343
Deferred financing costs	(52)	—
Issuance of ordinary shares from stock option exercises	2,539	3,070
Other issuance of ordinary shares	103	50

Net cash provided by financing activities	211	9,412
Effect of exchange rate changes on cash and cash equivalents	(1,152)	1,538

Increase in cash and cash equivalents	4,737	14,361

Cash and cash equivalents:
Beginning of period	31,108	54,706

End of period	$35,845	$69,067

The accompanying notes are an integral part of the consolidated financial statements.

TORNIER N.V. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(unaudited)

1. Business Description

Tornier N.V. (Tornier or the Company) is a global medical device company focused on surgeons that treat musculoskeletal injuries and disorders of the shoulder, elbow, wrist, hand, ankle and foot. The Company refers to these surgeons as extremity specialists. The Company sells to this extremity specialist customer base a broad line of joint replacement, trauma, sports medicine and biologic products to treat extremity joints. The Company’s motto of “specialists serving specialists” encompasses this focus. In certain international markets, Tornier also offers joint replacement products for the hip and knee. The Company currently sells over 100 product lines in approximately 40 countries.

2. Summary of Significant Accounting Policies

Consolidation

The unaudited consolidated financial statements include the accounts of Tornier N.V. and all of its wholly and majority owned subsidiaries. In consolidation, all material intercompany accounts and transactions are eliminated.

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S.) for interim financial information and the instructions to quarterly report on Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP) have been condensed or omitted pursuant to these rules and regulations. Accordingly, these unaudited consolidated interim financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 30, 2012, as filed with the U.S. Securities and Exchange Commission (SEC).

Basis of Presentation

The Company’s fiscal quarters are generally determined on a 13-week basis and always end on a Sunday. As a result, the Company’s fiscal year is generally 364 days. Fiscal year-end periods end on the Sunday nearest to December 31. Every few years, it is necessary to add an extra week to a quarter to make it a 14-week period in order to have the year-end fall on the Sunday nearest to December 31. The first quarters of 2013 and 2012 each consisted of 13 weeks.

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

Recent Accounting Pronouncements

The Company adopted Accounting Standards Update (ASU) 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 amended Accounting Standards Codification (ASC) 220 to require companies to report, in one place, information about reclassifications out of accumulated other comprehensive income (AOCI). The ASU allows companies to present this information on the face of the financial statements, if certain requirements are met. Otherwise, the information must be presented in the notes. The ASU requires information about the effect (i.e., amount) of significant reclassification items on the line items of net income by component of other comprehensive income (OCI). In addition, the ASU requires detailed reporting about changes in AOCI balances. It requires companies to present details of current-period changes in AOCI on the face of the financial statements or in the notes. The adoption of this standard did not have a material impact for the Company in the first quarter of 2013.

Although there are several other new accounting pronouncements issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial position or operating results.

3. Business Combination

On October 4, 2012, the Company completed the acquisition of 100% of the outstanding capital stock of OrthoHelix Surgical Designs, Inc. (OrthoHelix). OrthoHelix is a company that is focused on developing and marketing specialty implantable screw and plate systems for the repair of small bone fractures and deformities predominantly in the foot and ankle. Under the terms of the agreement, the Company acquired the assets and assumed certain liabilities of OrthoHelix for an aggregate purchase price of $152.6 million, including $100.4 million in cash, the equivalent of $38.0 million in Tornier ordinary shares based on the closing share price on the date of acquisition, and $14.2 million related to the fair value of additional contingent consideration of up to $20.0 million. The contingent consideration is payable in future periods based on growth of the Company’s lower extremity joints and trauma revenue category in fiscal years 2013 and 2014.

The OrthoHelix acquisition was accounted for as an acquisition of a business; and, accordingly, the results have been included in the Company’s consolidated results of operations from the date of acquisition. The allocation of the total purchase price to the net tangible and identifiable intangible assets was based on their estimated fair values as of the acquisition date. The excess of the purchase price over the identifiable intangible and net tangible assets in the amount of $105.8 million was allocated to goodwill, which is not deductible for tax purposes. Qualitatively, the three largest components of goodwill include: (1) expansion into international markets; (2) the relationships between the Company’s sales representatives and physicians; and (3) the development of new product lines and technology. During the first quarter of 2013, the Company finalized the purchase accounting for this transaction and recorded minor adjustments to accounts receivable and goodwill.

The following represents the allocation of the purchase price, along with the estimated useful lives of the identified intangible assets:

	Purchase price allocation (in thousands)	Estimated useful life
Goodwill	$105,791
Other intangible assets
Developed technology	$35,500	10
In-process research and development	3,500	N/A
Trademarks and trade names	1,500	3
Non-compete agreements	100	3
Tangible assets acquired and liabilities assumed:
Accounts receivable	4,443
Inventory	12,033
Other assets	776
Instruments, net	4,475
Accounts payable and accrued liabilities	(3,606)
Deferred income taxes	(11,900)
Other long-term debt	(16)

Total purchase price	$152,596

The Company’s acquisition of OrthoHelix involves the potential for the payment of future contingent consideration upon the achievement of certain product revenue growth milestones. Contingent consideration is recorded at the estimated fair value of the contingent milestone payments on the acquisition date. The fair value of the contingent milestone consideration is remeasured at the estimated fair value at each reporting period with the change in fair value recognized as income or expense within operating expenses in the consolidated statements of operations.

At March 31, 2013, the fair value of the contingent consideration was $14.7 million and was determined based on a discounted cash flow analysis that included revenue estimates and a discount rate, which are considered significant unobservable inputs. The revenue estimates were based on current management expectations for the business and the discount rate used as of March 31, 2013 was 8% based on the Company’s estimated weighted average cost of capital.

Pro forma results of operations (unaudited) of the Company for the three months ended April 1, 2012, as if the acquisition had occurred on January 2, 2012, are as follows:

Three months ended April 1, 2012
Revenue	$81,208
Net loss	(2,315)
Basic and diluted net loss per share	$(0.01)

The pro forma results of operations are not necessarily indicative of future operating results. Included in the consolidated statement of operations for the three months ended March 31, 2013 is approximately $8.4 million of revenue and $2.2 million of net loss related to OrthoHelix.

4. Fair Value of Financial Instruments

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

A summary of the financial assets and liabilities that are measured at fair value on a recurring basis at March 31, 2013 and December 30, 2012 are as follows:

	March 31, 2013	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents	$35,845	$35,845	$—	$—
Contingent consideration (current and long-term)	(15,977)	—	—	(15,977)
Derivative asset	366	—	366	—

Total, net	$20,234	$35,845	$366	$(15,977)

	December 30, 2012	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents	$31,108	$31,108	$—	$—
Contingent consideration (current and long-term)	(15,265)	—	—	(15,265)
Derivative asset	274	—	274	—

Total, net	$16,117	$31,108	$274	$(15,265)

As of March 31, 2013 and December 30, 2012, the Company had a derivative asset with recurring Level 2 fair value measurements. The derivatives are foreign exchange forward contracts and their fair values are based on pricing for similar recently executed transactions. The contracts were first entered into in 2012. The amount of loss recognized in foreign exchange loss for the quarter ended March 31, 2013 related to this derivative is approximately $0.5 million. There was no gain or loss on derivative assets for the quarter ended April 1, 2012. Included in Level 3 fair value measurements as of March 31, 2013 is a $0.8 million contingent consideration liability related to potential earn-out payments for the acquisition of the Company’s exclusive distributor in Belgium and Luxembourg that was completed in May 2012, a $14.7 million contingent consideration liability related to potential earn-out payments for the acquisition of OrthoHelix that was completed in October 2012 and a $0.5 million contingent consideration liability related to potential earn-out payments related to the asset acquisition with the Company’s distributor in Canada in January 2013. Earn-out liabilities are carried at fair value and included in contingent consideration on the consolidated balance sheet. The earn-out liabilities related to the Company’s distributor in Belgium and Luxembourg and OrthoHelix were determined based on a discounted cash flow analysis that included revenue estimates and a discount rate, which are considered significant unobservable inputs as of March 31, 2013. The revenue estimates were based on current management expectations for these businesses and the discount rate used was 8% and was based on the Company’s estimated weighted average cost of capital. The contingent consideration related to the asset acquisition with the Company’s distributor in Canada was based on the execution of certain contracts and performance of certain transition activities. The fair value of the contingent consideration was based on a probability assessment and a discount rate based on the Company’s estimated weighted average cost of capital of 8%. To the extent that these assumptions were to change, the fair value of the contingent consideration liabilities could change significantly. Included in interest expense on the consolidated statement of operations for the three months ended March 31, 2013 is $0.3 million related to interest expense on the accretion of the contingent consideration.

Included in Level 3 fair value measurements as of December 30, 2012 is a $0.7 million contingent consideration liability related to potential earn-out payments for the acquisition of the Company’s exclusive distributor in Belgium and Luxembourg that was completed in May 2012, and a $14.5 million contingent consideration liability related to potential earn-out payments for the acquisition of OrthoHelix that was completed in October 2012. Contingent consideration liabilities are included in contingent consideration on the consolidated balance sheet. The contingent consideration liabilities are carried at fair value, which is determined based on a discounted cash flow analysis that included revenue estimates and a discount rate, which are considered significant unobservable inputs as of December 30, 2012. The revenue estimates were based on current management expectations for these businesses and the discount rate used as of December 30, 2012 was 8% and was based on the Company’s estimated weighted average cost of capital.

The Company also has certain assets and liabilities that are measured at fair value on a non-recurring basis. The Company reviews the carrying amount of its long-lived assets other than goodwill for potential impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable. During the quarters ended March 31, 2013 and April 1, 2012 the Company recognized no impairments. During 2012, the Company initiated and completed a facilities consolidation initiative that included the termination of certain facility leases. The termination liability was determined using a discounted cash flow analysis that included a discount rate assumption, which is based on the credit adjusted risk free interest rate input, and an assumption related to the timing and amount of sublease income. The timing of the sublease income is a significant unobservable input and thus is considered a Level 3 fair value measurement. As of March 31, 2013, the value of this liability was approximately $0.9 million.

As of March 31, 2013, the Company had short-term and long-term debt of $117.7 million, the vast majority of which was variable rate debt. The fair value of the Company’s debt obligations approximates carrying value as a result of its variable rate term and is considered a Level 2 fair value measurement.

5. Inventories

Inventory balances consist of the following (in thousands):

	March 31, 2013	December 30, 2012
Raw materials	$5,522	$5,696
Work-in-process	5,385	4,933
Finished goods	73,490	76,068

Total	$84,397	$86,697

6. Property, Plant and Equipment

Property, plant and equipment balances consist of the following (in thousands):

	March 31, 2013	December 30, 2012
Land	$1,777	$1,830
Building and improvements	13,153	12,908
Machinery and equipment	24,441	25,767
Furniture, fixtures and office equipment	26,786	26,541
Software	5,010	4,729
Construction in progress	1,669	2,148

Property, plant and equipment, gross	72,836	73,923
Accumulated depreciation	(36,484)	(36,772)

Property, plant and equipment, net	$36,352	$37,151

7. Instruments

Instruments included in long-term assets on the consolidated balance sheets consist of the following (in thousands):

	March 31, 2013	December 30, 2012
Instruments	$85,611	$85,869
Instruments in process	19,469	18,171
Accumulated depreciation	(52,505)	(52,646)

Instruments, net	$52,575	$51,394

8. Goodwill and Other Intangible Assets

The following table summarizes the changes in the carrying amount of goodwill (in thousands):

Balance at December 30, 2012	$239,804
Acquisition related payments	199
Foreign currency translation	(2,159)

Balance at March 31, 2013	$237,844

The components of identifiable intangible assets are as follows (in thousands):

	Gross value	Accumulated amortization	Net value
Balances at March 31, 2013
Intangible assets subject to amortization:
Developed technology	$108,452	$(35,966)	$72,486
Customer relationships	58,365	(25,117)	33,248
Licenses	5,396	(3,093)	2,303
Acquired in-process research and development	2,000	—	2,000
Other	4,239	(1,516)	2,723
Intangible assets not subject to amortization:
Trade name	9,212	—	9,212

Total	$187,664	$(65,692)	$121,972

	Gross value	Accumulated amortization	Net value
Balances at December 30, 2012
Intangible assets subject to amortization:
Developed technology	$108,274	$(34,114)	$74,160
Customer relationships	59,212	(24,634)	34,578
Licenses	5,525	(2,927)	2,598
In-process research and development	3,200	—	3,200
Other	3,923	(1,357)	2,566
Intangible assets not subject to amortization:
Trade name	9,492	—	9,492

Total	$189,626	$(63,032)	$126,594

Estimated annual amortization expense for fiscal years ending 2013 through 2017 is as follows (in thousands):

Amortization expense
2013	$15,128
2014	13,459
2015	13,268
2016	12,154
2017	11,560

During the quarter ended March 31, 2013, the Company made two acquisitions. The Company acquired certain assets of its distributor in Canada for $3.3 million, which included $0.5 million in potential earn-out payments. The preliminary purchase accounting for this transaction resulted in an increase in intangible assets of $0.5 million, in the form of customer relationships and non-compete agreements, and goodwill of $0.3 million. Additionally, the Company acquired certain assets of a distributor in the United Kingdom for $1.2 million, which included $0.3 million in potential earn-out payments. The preliminary purchase accounting for this transaction resulted in an increase in intangible assets of $0.3 million in the form of customer relationships. Also during the first quarter of 2013, the Company recorded minor adjustments to accounts receivable and goodwill related to the OrthoHelix acquisition as the purchase accounting for this acquisition was finalized.

9. Debt

The following table provides a summary of the components of debt (in thousands):

	March 31, 2013	December 30, 2012
Lines of credit and overdraft arrangements	$1,000	$1,000
Mortgages	3,454	3,719
Term debt	111,106	113,135
Shareholder debt	2,138	2,198

Total debt	117,698	120,052
Less current portion	(4,337)	(4,595)

Long-term debt	$113,361	$115,457

Lines of Credit

On October 4, 2012, the Company and its U.S. operating subsidiary, Tornier, Inc. (Tornier USA), entered into a credit agreement with Bank of America, N.A., as Administrative Agent, SG Americas Securities, LLC, as Syndication Agent, BMO Capital Markets and JPMorgan Chase Bank, N.A., as Co-Documentation Agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated and SG Americas Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners, and the other lenders party thereto. The credit agreement includes a senior secured revolving credit facility denominated at the election of Tornier USA, in U.S. dollars, Euros, pounds, sterling and yen in an aggregate principal amount of up to the U.S. dollar equivalent of $30.0 million. Funds available under the revolving credit facility may be used for general corporate purposes. Loans under the revolving credit facility bear interest at (a) the alternate base rate (if denominated in U.S. dollars), equal to the greatest of (i) the prime rate in effect on such day, (ii) the federal funds rate in effect on such day plus 1/2 of 1%, and (iii) the adjusted LIBO rate plus 1%, plus in the case of each of (i)-(iii) above, an applicable rate of 2.00% or 2.25% (depending on the Company’s total net leverage ratio as defined in the Company’s credit agreement), or (b) in the case of a eurocurrency loan (as defined in the Company’s credit agreement), at the applicable adjusted LIBO rate for the relevant interest period plus an applicable rate of 3.00% or 3.25% (depending on the Company’s total net leverage ratio), plus the mandatory cost (as defined in the Company’s credit agreement) if such loan is made in a currency other than U.S. dollars or from a lending office in the United Kingdom or a participating member state (as defined in the Company’s credit agreement). The total amount outstanding as of March 31, 2013 and December 30, 2012 related to this line of credit were $1.0 million and $1.0 million, respectively. The term of the line of credit ends in October 2017.

Mortgages

The Company has a mortgage secured by an office building in Grenoble, France. This mortgage had an outstanding balance of $3.5 million and $3.7 million at March 31, 2013 and December 30, 2012, respectively. This mortgage bears a fixed annual interest rate of 4.9%.

Term Debt

In addition to the senior secured revolving credit facility discussed above, the credit agreement entered into on October 4, 2012 also provided for an aggregate credit commitment to Tornier USA of $115.0 million of term debt, consisting of: (1) a senior secured term loan facility to Tornier USA denominated in U.S. dollars in an aggregate principal amount of up to $75.0 million; and (2) a senior secured term loan facility to Tornier USA denominated in Euros in an aggregate principal amount of up to the U.S. dollar equivalent of $40.0 million. The borrowings under the term loan facilities were used to pay the cash consideration for the OrthoHelix acquisition, fees, costs and expenses incurred in connection with the acquisition and the credit agreement, and to repay prior existing indebtedness of the Company and its subsidiaries. The debt matures in October 2017. Borrowings under the senior secured term loan facilities within the credit agreement as of March 31, 2013 and December 30, 2012 were as follows:

	March 31, 2013	December 30, 2012
Senior secured U.S. dollar term loan	$75,351	$75,000
Senior secured Euro term loan	39,356	40,772
Debt discount	(4,884)	(5,138)

Total	$109,823	$110,634

The U.S. dollar denominated term facility bears interest at (a) the alternate base rate (if denominated in U.S. dollars), equal to the greatest of (i) the prime rate in effect on such day, (ii) the federal funds rate in effect on such day plus 1/2 of 1%, and (iii) the adjusted LIBO rate, with a floor of 1% (as defined in the Company’s new credit agreement) plus 1%, plus in the case of each of (i)-(iii) above, an applicable rate of 2.00% or 2.25% (depending on the Company’s total net leverage ratio as defined in the credit agreement), or (b) in the case of a eurocurrency loan (as defined in the Company’s credit agreement), at the applicable adjusted LIBO rate for the relevant interest period, with a floor of 1%, plus an applicable rate of 3.00% or 3.25% (depending on the Company’s total net leverage ratio), plus the mandatory cost (as defined in the Company’s credit agreement) if such loan is made in a currency other than U.S. dollars or from a lending office in the United Kingdom or a participating member state (as defined in the Company’s credit agreement). Under the Euro denominated term facility, (a) alternate base rate loans bear interest at the alternate base rate plus the applicable rate, which is 3.00% or 3.25% (depending on the Company’s total net leverage ratio) and (b) eurocurrency loans bear interest at the adjusted LIBO rate for the relevant interest period, with a floor of 1%, plus an applicable rate, which is 4.00% or 4.25% (depending on the Company’s total net leverage ratio), plus the mandatory cost, if applicable.

The credit agreement, including the term loans and the revolving line of credit, contains customary covenants, including financial covenants which require the Company to maintain a minimum interest coverage ratio, annual capital expenditure limits and a maximum total net leverage ratio, and customary events of default. The obligations under the credit agreement are guaranteed by the Company, Tornier USA and certain other specified subsidiaries of the Company, and, subject to certain exceptions, are secured by a first priority security interest in substantially all of the assets of the Company and certain specified existing and future subsidiaries of the Company. The Company was in compliance with all covenants as of March 31, 2013.

Also included in term debt is $1.3 million and $1.5 million related to capital leases at March 31, 2013 and December 30, 2012, respectively.

Shareholder Debt

In 2008, one of the Company’s 51%-owned and consolidated subsidiaries borrowed $2.2 million from a member of the Company’s board of directors who is also a 49% owner of the consolidated subsidiary. This loan was used to partially fund the purchase of real estate in Grenoble, France, to be used as a manufacturing facility. Interest on the debt is variable based on three-month Euro plus 0.5%. The outstanding balance on this debt was $2.1 million and $2.2 million as of March 31, 2013 and December 30, 2012, respectively. The non-controlling interest in this subsidiary is deemed immaterial to the consolidated financial statements.

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

Below is a summary of the allocation of share-based compensation (in thousands):

	Three months ended
	March 31, 2013	April 1, 2012
Cost of goods sold	$144	222
Selling, general and administrative	1,345	1,590
Research and development	144	132

Total	$1,633	1,944

During the three months ended March 31, 2013, the Company granted options to purchase an aggregate of 21,836 ordinary shares to employees at a weighted average exercise price of $17.28 per share and a weighted average fair value of $7.92 per share. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions:

Three months ended March 31, 2013
Risk-free interest rate	1.0%
Expected life in years	6.1
Expected volatility	47.2%
Expected dividend yield	0.0%

During the three months ended March 31, 2013, the Company granted 21,979 RSUs to employees with a weighted average fair value of $17.28 per share.

11. Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2013 was 0.6%. During the three months ended March 31, 2013, the Company recognized an immaterial amount of income tax expense on pre-tax losses of $6.9 million. Given the Company’s history of operating losses, the Company does not generally recognize a provision for income taxes in the United States and certain of the Company’s European sales offices because it has established a valuation allowance for substantially all of its net deferred tax assets. The Company does record tax expense or benefit in certain other European jurisdictions and the mix of pre-tax income or loss in these jurisdictions as well as in the jurisdictions in which valuation allowances are established are the primary drivers of the Company’s effective tax rate. The company did recognize tax expense in certain of its European jurisdictions during the quarter, but this was offset by a tax benefit of $0.5 million recognized from the reversal of valuation allowance in the United States due to the recognition of deferred tax liabilities related to certain formally indefinite lived intangible assets that were reclassified to definite lived intangibles during the quarter.

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

12. Capital Stock and Earnings Per Share

The Company had 41.9 million and 41.7 million ordinary shares issued and outstanding as of March 31, 2013 and December 30, 2012, respectively.

The Company had options to purchase ordinary shares and RSUs outstanding of 4.2 million at both March 31, 2013 and December 30, 2012, respectively. None of the options or RSUs were included in diluted earnings per share for the three months ended March 31, 2013 and December 30, 2012, respectively, because the Company recorded a net loss in all periods, and therefore, including these instruments would be anti-dilutive.

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

	Three months ended
	March 31, 2013	April 1, 2012
Acquisition, integration and distributor transition costs	$1,519	$—

Total	$1,519	$—

Included in special charges for the three months ended March 31, 2013 were $1.5 million of expenses related to the Company’s acquisition and integration of OrthoHelix, distributor transitions, the Company’s acquisition of certain assets of its Canadian distributor and the Company’s acquisition of certain assets of a distributor in the United Kingdom.

Included in accrued liabilities on the consolidated balance sheet is an accrual related to the Company’s 2012 facilities consolidation initiative. The facilities consolidation initiative started in April 2012 and all expenses incurred were recorded in 2012. Activity in the facilities consolidation accrual is presented in the following table (in thousands):

Facility consolidation accrual balance as of December 30, 2012	$674

Charges:
Employee termination benefits	—
Moving, professional fees and other initiative-related expenses	—
Total charges	$—
Payments:
Employee termination benefits	$(472)
Moving, professional fees and other initiative-related expenses	(104)

Total payments	$(576)

Facilities consolidation accrual balance as of March 31, 2013	$98

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

We believe we are differentiated by our full portfolio of upper and lower extremity products, our extremity-focused sales organization and our strategic focus on extremities. We further believe that we are well positioned to benefit from the opportunities in the extremity products marketplace, primarily in the shoulder and ankle joint replacement markets and also the foot and ankle trauma market with our acquisition of OrthoHelix Surgical Designs, Inc. (OrthoHelix). We anticipate launching the Ascend Flex in the third quarter of 2013, which will provide us with a pressed-fit reversed shoulder product. In addition, our acquisition of OrthoHelix has provided us with bone fixation products. Both the Ascend Flex and OrthoHelix’s bone fixation products were gaps in our previous products portfolio. In addition, we have expanded our technology base and product offering to include: new joint replacement products based on new materials; improved trauma products based on innovative designs; and proprietary biologic materials for soft tissue repair. In the United States, which is the largest orthopaedic market, we believe that our “specialists serving specialists” market approach is strategically aligned with what we believe is an ongoing trend in orthopaedics for surgeons to specialize in certain parts of the anatomy or certain types of procedures.

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

While we market our products to extremity specialists, our revenue is generated from sales to healthcare institutions and distributors. In the United States, we market and sell products from the following categories: upper extremity joints and trauma, lower extremity joints and trauma, and sports medicine and biologics products. We do not actively market hip or knee replacement joints in the United States, although we have U.S. Food and Drug Administration (FDA) clearance for selected large joint products. We currently sell our products through our legacy Tornier and OrthoHelix sales channels, which both primarily consist of a network of independent commission-based sales agencies, along with direct sales representation in certain territories. As we integrate OrthoHelix, we have started to integrate and organize our sales channels to focus on upper extremities and lower extremities to allow us to increase the product proficiency of our sales representatives and increase our selling opportunities by improving our overall procedure coverage, leveraging our entire product portfolio, and accessing new specialists and accounts. In addition, during 2012, we terminated our sales relationships with certain independent sales agencies in the United States that were not performing to our expectations. These actions have resulted in some disruption in our United States sales channel and adversely affected our revenues during 2012 and the first quarter of 2013. During the remainder of 2013, we may terminate our sales relationships with additional independent sales agencies and some of our distributors that are either not performing to our expectations or in furtherance of our strategy to align our independent sales agencies and distributors between upper and lower extremities. It is possible that such actions will result in further disruption in our U.S. sales channel and adversely affect our revenues and other operating results during the remainder of 2013. For example, we currently are in negotiations with several of our sales agencies in the United States, whose agency agreements have recently expired or will expire in the near future including our largest revenue producing independent sales agency, regarding entering into a new agency agreement or a transition to direct sales representation in all, or a part of, the territories or product segments covered by these agencies. We may not be successful in reaching an amicable transition with respect to one or more of these agencies, which could adversely affect our operations and future sales in the territories and our operating results. It is also possible that we may become subject to litigation and incur future charges and cash expenditures in connection with such independent sales agency and distributor changes and transitions, which charges and cash expenditures would adversely affect our operating results. Nonetheless, we believe that this strategy will be a significant competitive advantage longer term.

Internationally, we sell our full product portfolio, including upper and lower extremities, sports medicine and biologics and large joints, in select international markets. As we receive the required regulatory approvals, we will begin to selectively introduce the OrthoHelix product portfolio into these international markets. Currently, we have obtained CE Mark registration for the first group of OrthoHelix products and anticipate a launch of products into Germany and France in the third quarter of 2013. We currently utilize several distribution approaches depending on individual market requirements and, as a result, our international distribution system consists of 13 direct sales offices and approximately 30 distributors that sell our products in approximately 40 countries. As part of our strategy to grow internationally, we expanded our sales efforts into Mexico, Israel, Argentina, and Singapore in 2012 and are planning on expanding into Taiwan, Vietnam, and the Czech Republic in 2013, and have selectively converted from distributor representation to direct sales representation in certain countries, including the United Kingdom, Denmark, Belgium, Luxembourg, Japan and Canada, and we have selectively converted from direct sales representation to distributor representation in certain countries, including Spain, during the past few years. It is possible that these and other such actions that we may undertake could create disruption in the respective market and sales channel and could adversely affect our revenues and other operating results.

In 2012, we generated revenue of $277.5 million, of which 56% was in the United States and 44% was international. In the three months ended March 31, 2013, we generated revenue of $82.7 million, of which 58% was in the United States and 42% was international.

OrthoHelix Acquisition and Credit Agreement

On October 4, 2012, we acquired OrthoHelix Surgical Designs, Inc (OrthoHelix), which is an innovative company that is focused on developing and marketing implantable screw and plate systems for the foot and ankle. In the transaction, we paid consideration consisting of $100 million in cash, $35 million in stock, and potential additional earn-out payments in cash of up to an aggregate of $20.0 million based upon our sales of lower extremity joints and trauma products during fiscal years 2013 and 2014. The financial results of OrthoHelix are included in our consolidated financial results as of the date of acquisition.

In addition, and as part of the OrthoHelix transaction, on October 4, 2012, we entered into a credit agreement with a syndicate of banks. The credit agreement provides for an aggregate credit commitment of $145.0 million, consisting of: (1) a senior secured term loan facility denominated in U.S. dollars in an aggregate principal amount of up to $75.0 million; (2) a senior secured term loan facility denominated in euros in an aggregate principal amount of up to the U.S. dollar equivalent of $40.0 million; and (3) a senior secured revolving credit facility denominated, at our election, in U.S. dollars, euros, pounds sterling and yen in an aggregate principal amount of up to the U.S. dollar equivalent of $30.0 million. The borrowings under the credit facility were used to pay the consideration for the OrthoHelix acquisition and to repay prior existing indebtedness. The credit agreement contains customary covenants, including financial covenants which require us to maintain minimum interest coverage, annual capital expenditure limits and maximum total net leverage ratios, as well as customary events of default.

Medical Device Tax

An excise tax of 2.3% on the sale, lease, rental or use of certain medical devices was mandated by the 2010 U.S. health care reform legislation and went into effect January 1, 2013. The excise tax applies to manufacturers, producers and importers of taxable medical devices. The excise tax generally is based on the medical device’s wholesale price and is imposed on the manufacturer or importer when the taxable device is first sold, leased, rented or used by the manufacturer or importer. A taxable device generally is considered sold, for purposes of the excise tax, when title passes from the manufacturer to the purchaser. The tax could create a risk up to 2.3% of our United States revenue. In the first quarter of 2013, we recognized $0.8 million of expense within selling, general and administrative expenses on the consolidated statement of operations related to the medical device excise tax.

Foreign Currency Exchange Rates

A substantial portion of our business is located outside the United States and as a result we generate revenue and incur expenses denominated in currencies other than the U.S. dollar. The majority of our operations denominated in currencies other than the U.S. dollar are denominated in Euros. In the three months ended March 31, 2013 and April 1, 2012, approximately 42% and 47% respectively, of our revenue was denominated in foreign currencies. As a result, our revenue can be significantly impacted by fluctuations in foreign currency exchange rates. We expect that foreign currencies will continue to represent a similarly significant percentage of our revenue in the future. Selling, marketing and administrative costs related to these sales are largely denominated in the same foreign currencies, thereby limiting our foreign currency transaction risk exposure. In addition, we also have significant levels of other selling, general and administrative expenses and research and development expenses denominated in foreign currencies. We, therefore, believe that the risk of a significant impact on our earnings from foreign currency fluctuations is mitigated to some extent.

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

Results of Operations

The three months ended March 31, 2013 and April 1, 2012 each consisted of 13 weeks, respectively. The following table sets forth, for the periods indicated, our results of operations as a percentage of revenue:

	Three months ended
	March 31, 2013		April 1, 2012
	($ in thousands)
Statements of Operations Data:
Revenue	$82,685	100%	$74,458	100%
Cost of goods sold	23,624	29%	21,116	28%

Gross profit	59,061	71%	53,342	72%
Selling, general and administrative	52,136	63%	43,838	59%
Research and development	6,182	7%	5,623	8%
Amortization of intangible assets	3,837	5%	2,647	4%
Special charges	1,519	2%	—	0%

Operating loss	(4,613)	(6)%	1,234	2%
Interest income	39	0%	113	0%
Interest expense	(2,218)	(3)%	(487)	(1)%
Foreign currency transaction (loss) gain	(81)	(0)%	25	0%
Other non-operating income expense	17	0%	1	0%

(Loss) gain before income taxes	(6,856)	(8)%	886	1%
Income tax (expense)	(42)	(0)%	(1,062)	(1)%

Consolidated net loss	$(6,898)	(8)%	(176)	(0)%

The following tables set forth, for the periods indicated, our revenue by product category and geography expressed as dollar amounts and the changes in revenue between the specified periods expressed as percentages:

	Three months ended
Revenue by Product Category	March 31, 2013	April 1, 2012	Percent change	Percent change
	($ in thousands)		(as	(constant
			reported)	currency)
Upper extremity joints and trauma	$48,117	$47,018	2%	2%
Lower extremity joints and trauma	15,073	7,029	114	115
Sports medicine and biologics	4,111	4,131	(1)	(1)

Total extremities	67,301	58,178	16	16
Large joints and other	15,384	16,280	(6)	(6)

Total	$82,685	$74,458	11%	11%

	Three months ended
Revenue by Geography	March 31, 2013	April 1, 2012	Percent change	Percent change
	($ in thousands)		(as	(constant
			reported)	currency)
United States	$47,988	$39,701	21%	21%
International	34,697	34,757	(0)	(1)

Total	$82,685	$74,458	11%	11%

Comparison of three months ended March 31, 2013 to three months ended April 1, 2012

Revenue. Revenue increased by 11% to $82.7 million for the first quarter of 2013 from $74.5 million for the first quarter of 2012, as a result of our acquisition of OrthoHelix in the fourth quarter of 2012. Sales of OrthoHelix products added $8.4 million of revenue to the first quarter of 2013. Our revenue in the first quarter of 2013 was not significantly impacted by changes in foreign currency exchange rates.

Revenue by product category. Revenue in upper extremity joints and trauma increased by 2% to $48.1 million for the first quarter of 2013 from $47.0 million for the first quarter of 2012, primarily as a result of the continued increase in sales of our Aequalis reversed and Aequalis Ascend shoulder products. We believe that increased sales of our Aequalis reversed shoulder products resulted from continued market growth in shoulder replacement procedures and continued market movement towards reversed shoulder replacement procedures. We also saw an increase in sales of our Aequalis Ascend shoulder products which continued to gain share in the shoulder replacement market. Foreign currency exchange rate fluctuations had a minimal impact on the upper extremity joints and trauma revenue growth during the first quarter of 2013. We anticipate that revenue from upper extremities will be favorably impacted in future periods as a result of the anticipated launch of our Ascend Flex shoulder in the third quarter of 2013. Revenue in our lower extremity joints and trauma increased by 115% to $15.1 million for the first quarter of 2013 from $7.0 million for the first quarter of 2012, primarily driven from our acquisition of OrthoHelix in the fourth quarter of 2012. This growth was partially offset by decreased sales of legacy Tornier foot and ankle fixation products within the United States. Revenue in sports medicine and biologics of $4.1 million during the first quarter of 2013 remained consistent with the first quarter of 2012 as growth in our Suture and Biofiber products was offset by decreases in the rest of the business product lines. Revenue from large joints and other decreased by 6% to $15.4 million for the first quarter of 2013 from $16.3 million for the first quarter of 2012 related primarily to declines in the sales of our knee products and to a lesser extent decreased hip product sales. Revenue from our large joints and other category is primarily generated in certain southern European geographies which continued to experience economic pressures, which negatively impacted our revenue in these categories. In addition, the number of selling dates in the first quarter of 2013 compared to the first quarter of 2012 was negatively impacted by the timing of the holiday season in January of 2013. Foreign currency exchange rate fluctuations had a minimal impact on the large joints and other product category during the first quarter of 2013.

Revenue by geography. Revenue in the United States increased by 21% to $48.0 million for the first quarter of 2013 from $39.7 million for the first quarter of 2012, primarily due to the $8.4 million of additional revenue from the OrthoHelix acquisition. Our revenues in the United States experienced limited growth in our upper extremity joints and trauma products, which was offset by declines in the sales of legacy Tornier lower extremity joints and trauma products. During the first quarter of 2013, we continued to transition our United States sales force into two channels focused on upper and lower extremity products. While we believe this transition will increase our ability to meet our customer’s needs, it has had some negative impact on our United States revenue and could continue to negatively impact revenue in the future due to potential disruption in our sales channels. International revenue decreased by less than 1% to $34.7 million for the first quarter of 2013 from $34.8 million for the first quarter of 2012. Foreign currency exchange rate fluctuations had a minimal impact on international revenue during the first quarter of 2013. International revenue decreased in certain Western European countries due to continued austerity measures and lower procedure volumes, but this impact was partially offset by revenue growth from certain geographic expansion activities in which we increased the number of products sold through direct sales channels in countries where we have historically utilized local independent distributor representation.

Cost of goods sold. Our cost of goods sold increased to $23.6 million for the first quarter of 2013 from $21.1 million for the first quarter of 2012. As a percentage of revenue, cost of goods sold increased from 28% for the first quarter of 2012 to 29% for the first quarter of 2013, primarily due to approximately $1.8 million in fair value adjustments related to inventory acquired primarily in our acquisition of OrthoHelix and a higher level of excess and obsolete inventory charges, partially offset by product cost improvements. Our cost of goods sold and corresponding gross profit as a percentage of revenue can be expected to fluctuate in future periods depending upon certain factors, including, among others, changes in our product sales mix and prices, distribution channels and geographies, manufacturing yields, plans for insourcing some previously outsourced production activities, inventory reserves required, levels of production volume and fluctuating inventory costs due to changes in foreign currency exchange rates since the period they were manufactured. In addition, we expect an increase over the next year in the level of our cost of goods sold from the sell through of inventory acquired from business acquisitions.

Selling, general and administrative. Our selling, general and administrative expenses increased by 19% to $52.1 million for the first quarter of 2013 from $43.8 million for the first quarter of 2012. As a percentage of revenue, selling, general and administrative expenses were 63% and 59% for the three months ended March 31, 2013 and the three months ended April 1, 2012, respectively. Included in selling, general and administrative expenses for the three months ended March 31, 2013 is $4.6 million of expense due to the acquisition of OrthoHelix. Excluding this impact, the increase in total selling, general and administrative expense was primarily a result of variable sales expenses, which include sales commissions and product royalties, which were higher as a percentage of revenue in the first quarter of 2013, along with higher expenses due to the establishment of sales offices in Canada, Belgium, and Japan and increases in information technology related costs. These increases were partially offset by decreases in share based compensation and legal expenses. We expect selling, general and administrative expenses as a percentage of revenue to be higher than historical levels until we start to experience the anticipated revenue benefits of our distribution channel transitions, integration initiatives, which include investments in sales resources, training and education, and new product launches, including Ascend Flex.

Research and development. Research and development expenses increased by 10% to $6.2 million for the first quarter of 2013 from $5.6 million for the first quarter of 2012. As a percentage of revenue, research and development expenses decreased 1% to 7% for the three months ended March 31, 2013 from 8% for the three months ended April 1, 2012. The increase in total research and development expense of $0.6 million was primarily due to the OrthoHelix acquisition, partially offset by lower project spend.

Amortization of intangible assets. Amortization of intangible assets increased $1.2 million to $3.8 million for the first quarter of 2013 from $2.6 million for the first quarter of 2012. The increase in amortization expense was primarily attributable to an increase in intangible assets due to our acquisition of OrthoHelix.

Special charges. Special charges were $1.5 million for the first quarter of 2013. The $1.5 million is comprised of acquisition, integration and distributor transition costs related primarily to our acquisition of OrthoHelix. Refer to Note 13 to our consolidated financial statements for further details on special charges. We expect to continue to record special charges in 2013 related to the ongoing integration of OrthoHelix and distribution transitions and expect these remaining amounts to range from $7.0 million to $9.0 million.

Interest income Our interest income was immaterial for both the first quarters of 2013 and 2012.

Interest expense. Our interest expense increased to $2.2 million in the first quarter of 2013 from $0.5 million in first quarter of 2012 due primarily to the establishment of a new credit facility in late 2012, which was used to fund our acquisition of OrthoHelix. In addition, interest expense was higher due to the accretion of interest expense related to OrthoHelix earn-out liabilities. We anticipate a higher level of interest expense in future periods as compared to prior year periods as a result of the new credit facility and earn-out liabilities.

Foreign currency transaction (loss) gain. We recognized $0.1 million of foreign currency transaction loss in the first quarter of 2013 compared to a small foreign currency transaction gain in the first quarter of 2012. Foreign currency gains and losses are recognized when a transaction is denominated in a currency other than the subsidiary’s functional currency. The increase in foreign currency transaction loss was primarily attributable to foreign currency exchange rate fluctuations on foreign currency denominated intercompany payables and receivables.

Other non-operating income. Our other non-operating income was immaterial for both the first quarters of 2013 and 2012.

Income tax expense. Our effective tax rate for the first quarter of 2013 and 2012 was 0.6% and 119.9%, respectively. The change in our effective tax rate from the first quarter of 2012 to the first quarter of 2013 primarily relates to the relative percentage of our pre-tax income from operations in countries with related income tax expense compared to operations in countries in which we have pre-tax losses but for which we record a valuation allowance against our deferred tax assets, and thus, cannot recognize income tax benefits. We recorded an immaterial amount of income tax expense during the first quarter of 2013 compared to a tax expense of $1.1 million for the first quarter of 2012. Given our history of operating losses, we do not generally record a provision for income taxes in the United States and certain of our European geographies.

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

Liquidity and Capital Resources

Since inception, we have generated significant operating losses. These, combined with significant charges not related to cash from operations, which have included amortization of acquired intangible assets, fair value adjustments to our previous warrant liability and accretion of noncontrolling interests, have resulted in an accumulated deficit of $242.6 million as of March 31, 2013. Historically, our liquidity needs have been met through a combination of sales of our equity securities together with issuances of notes payable and warrants to both then current shareholders and new investors and other bank related debt. We believe that our cash and cash equivalents balance of approximately $35.8 million as of March 31, 2013, along with available credit under our revolving credit facility will be sufficient to fund our working capital requirements and operations and permit anticipated capital expenditures during the remainder of 2013. In the event that we would require additional working capital to fund future operations or for other needs, we could seek to acquire that through additional issuances of equity or debt financing arrangements which may or may not be available on favorable terms at such time.

The following table sets forth, for the periods indicated, certain liquidity measures:

	As of
	March 31, 2013	April 1, 2012
	($ in thousands)
Cash and cash equivalents	$35,845	$69,067
Working capital	125,908	144,930
Available lines of credit	29,000	21,095

On October 4, 2012, we acquired OrthoHelix Surgical Designs, Inc. In the transaction, we paid consideration consisting of $100 million in cash, $35 million in equity, and potential earn-out payments in cash of up to an aggregate of $20 million based upon our sales of lower extremity joints and trauma products during fiscal years 2013 and 2014. A portion of the transaction consideration consisting of $10 million in cash was deposited with an escrow agent to fund payment obligations with respect to a post-closing working capital adjustment and post-closing indemnification obligations of OrthoHelix’s former equity holders. In addition, a portion of the earn-out payments are subject to certain rights of set-off for post-closing indemnification obligations of OrthoHelix’s equity holders.

In connection with our acquisition of OrthoHelix, we entered into a new credit agreement. Under the credit agreement, we have credit availability of $145 million, consisting of: (1) a senior secured term loan facility denominated in U.S. dollars in an aggregate principal amount of up to $75 million (referred to as the USD term loan facility); (2) a senior secured term loan facility denominated in euros in an aggregate principal amount of up to the U.S. dollar equivalent of $40 million (referred to as the EUR term loan facility); and (3) a senior secured revolving credit facility denominated at our election, in U.S. dollars, euros, pounds, sterling and yen in an aggregate principal amount of up to the U.S. dollar equivalent of $30 million. Funds available under the new revolving credit facility may be used for general corporate purposes.

The borrowings under the term loan facilities were used at the closing of our acquisition of OrthoHelix to pay the consideration for such acquisition, and such fees, costs and expenses incurred in connection with the acquisition and the credit agreement and to repay prior existing indebtedness of us and our subsidiaries. The credit agreement contains customary covenants, including financial covenants which require us to maintain minimum interest coverage and maximum total net leverage ratios, and customary events of default. The obligations under the credit agreement are guaranteed by us, Tornier USA and certain other of our subsidiaries, and subject to certain exceptions, are secured by a first priority security interest in substantially all of our assets and the assets of certain of our existing and future subsidiaries of Tornier. We refer you to Item 3 “Quantitative and Qualitative Disclosures About Market Risk” for a description of the interest rates under our new credit agreement.

Operating activities. Net cash provided by operating activities was $16.4 million for the three months ended March 31, 2013 compared to $8.8 million for the three months ended April 1, 2012. The increase in operating cash flow was primarily attributable to an increase in cash from working capital of $5.9 million. While the net loss for the three months ended March 31, 2013 was higher than the net loss for the three months ended April 1, 2012, this increase was primarily due to increased non-cash expenses including depreciation of $1.8 million, charges incurred related to acquired inventory of $1.8 million, and increased obsolescence charges of $0.9 million compared to the same period of the prior year.

Investing activities. Net cash used in investing activities totaled $10.7 million during the three months ended March 31, 2013 compared to $5.4 million during the three months ended April 1, 2012. The increase in net cash used in investing activities was due primarily to cash used to acquire certain assets of our exclusive distributor in Canada and of our lower extremity distributor in the United Kingdom to allow us to build direct sales channels in these geographies. In addition, our investments in instruments and property, plant and equipment were higher in the first quarter of 2013 primarily driven by the acquisition and on-going integration of OrthoHelix. Expenditures related to property, plant and equipment were $2.8 million and $1.2 million for the three months ended March 31, 2013 and April 1, 2012 respectively. Expenditures related to instruments were $4.9 million and $3.9 million for the three months ended March 31, 2013 and April 1, 2012 respectively.

Our industry is capital intensive, particularly as it relates to surgical instrumentation. Historically, our capital expenditures have consisted principally of purchased manufacturing equipment, research and testing equipment, computer systems, office furniture and equipment and surgical instruments.

Financing activities. Net cash provided by financing activities decreased to $0.2 million during the three months ended March 31, 2013, from $9.4 million during the three months ended April 1, 2012. This decrease was primarily related to a net increase in debt of $6.3 million in the first quarter of 2012 as compared to a net decrease in debt of $2.4 million in the first quarter of 2013. Cash provided by the issuance of ordinary shares resulting from stock option exercises was $2.5 million for the three months ended March 31, 2013 and $3.1 million for the three months ended April 1, 2012.

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

Contractual Obligations and Commitments

We refer you to the description of our contractual obligations and commitments as of December 30, 2012 as set forth in our annual report on Form 10-K for the fiscal year ended December 30, 2012. There were no material changes to such information since that date through March 31, 2013, except for certain potential future earn-out obligations, aggregating up to approximately $1.0 million, incurred in connection with the acquisition of certain assets of our exclusive distributor in Canada and the acquisition of certain assets of our lower extremities distributor in the United Kingdom.

Critical Accounting Policies

Information on judgments related to our most critical accounting policies and estimates is discussed in Item 7 of our annual report on Form 10-K for the year ended December 30, 2012. Certain of our more critical accounting estimates require the application of significant judgment by management in selecting the appropriate assumptions in determining the estimate. By their nature, these judgments are subject to an inherent degree of uncertainty. We develop these judgments based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Actual results may differ from these judgments under different assumptions or conditions. Different, reasonable estimates could have been used for the current period. Additionally, changes in accounting estimates are reasonably likely to occur from period to period. Both of these factors could have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. All of our significant accounting policies are more fully described in Note 2 to our consolidated financial statements set forth in our annual report on Form 10-K for the year ended December 30, 2012. There have been no significant changes to the policies related to our critical accounting estimates since December 30, 2012.

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

Interest Rate Risk

Borrowings under our revolving credit facility and term loans bear interest at variable rates. As of March 31, 2013, we had $1.0 million in borrowings under our revolving credit facility and $111.1 million in borrowings under our term loans. Based upon this debt level, a 100 basis point increase in the annual interest rate on such borrowings would have an impact of approximately $1.1 million on our interest expense on an annual basis.

At the Company’s option, loans under our new revolving credit facility and USD term facility bear interest at (a) the alternate base rate (if denominated in U.S. dollars), equal to the greatest of (i) the prime rate in effect on such day, (ii) the federal funds effective rate in effect on such day plus 1/2 of 1%, and (iii) the adjusted LIBO rate, with a floor of 1%, (as defined in our new credit agreement) plus 1%) plus in the case of each of (i)-(iii) above, an applicable rate of 2.00% or 2.25% (depending on our total net leverage ratio (as defined in our new credit agreement)), or (b) in the case of a eurocurrency loan (as defined in our new credit agreement), at the applicable adjusted LIBO rate for the relevant interest period plus an applicable rate of 3.00% or 3.25% (depending on our total net leverage ratio), plus the mandatory cost (as defined in our new credit agreement) if such loan is made in a currency other than dollars of any lender our new credit agreement (other than a lender to our new credit agreement on October 4, 2012) from a lending office in the United Kingdom or a participating member state (as defined in our new credit agreement). Under the EUR term facility, (a) alternate base rate loans bear interest at the alternate base rate plus the applicable rate, which is 3.00% or 3.25% (depending on our total net leverage ratio) and (b) eurocurrency loans bear interest at the adjusted LIBO rate, with a floor of 1%, for the relevant interest period, plus an applicable rate, which is 4.00% or 4.25% (depending on our total net leverage ratio), plus the mandatory cost, if applicable.

At March 31, 2013 our cash and cash equivalents were $35.8 million. Based on our annualized average interest rate, a 100 basis point decrease in the annual interest rate on such balances would not result in a material impact on our interest income on an annual basis.

Foreign Currency Exchange Rate Risk

Fluctuations in the exchange rate between the U.S. dollar and foreign currencies could adversely affect our financial results. In the three months ended March 31, 2013 and April 1, 2012, approximately 42% and 47%, respectively, of our revenues were denominated in foreign currencies respectively. We expect that foreign currencies will continue to represent a similarly significant percentage of our revenues in the future. Operating expenses related to these revenues are largely denominated in the same respective currency, thereby limiting our transaction risk exposure, to some extent. However, for revenues not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases and if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our prices not being competitive in a market where business is transacted in the local currency.

In the three months ended March 31, 2013, approximately 79% of our revenues denominated in foreign currencies were derived from European Union countries and were denominated in Euros. Additionally, we have significant intercompany payables and debt with certain European subsidiaries, which are denominated in foreign currencies, principally the Euro. Our principal exchange rate risk therefore exists between the U.S. dollar and the Euro. Fluctuations from the beginning to the end of any given reporting period result in the re-measurement of our foreign currency-denominated cash, receivables, payables and debt, generating currency transaction gains or losses that impact our non-operating income/expense levels in the respective period and are reported in foreign currency transaction gain (loss) in our consolidated financial statements. In the third quarter of 2012, we began to economically hedge our exposure to fluctuations in the Euro by entering into foreign exchange forward contracts. In future periods, we may hedge other foreign currency exposures.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our President and Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 240.15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of March 31, 2013. Based on that review and evaluation, which included inquiries made to certain of our other employees, the Certifying Officers have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to Tornier required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the first quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except that we are currently in the process of evaluating and integrating OrthoHelix’s internal controls into ours.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

A description of our legal proceedings in Note 14 of our consolidated financial statements included in this report is incorporated herein by reference.

ITEM 1A. RISK FACTORS.

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. For a discussion of the specific risks that could materially adversely affect our business, financial condition or operating results, please see our annual report on Form 10-K for the fiscal year ended December 30, 2012 under the heading “Part I — Item 1A. Risk Factors.” There has been no material change to the risk factors as disclosed in those reports, other than as described below:

We rely on our distributors, independent sales agencies and their representatives to market and sell our products in certain territories. A failure to maintain our existing relationships with or changes and transitions with respect to our distributors, independent sales agencies and their representatives could have an adverse effect on our operating results.

In the United States, we currently sell our products through our legacy Tornier and OrthoHelix sales channels, which both primarily consist of a network of independent commission-based sales agencies, along with direct sales representation in certain territories. As we integrate OrthoHelix, we have started to integrate and organize our sales channels to focus on upper extremities and lower extremities to allow us to increase the product proficiency of our sales representatives and increase our selling opportunities by improving our overall procedure coverage, leveraging our entire product portfolio, and accessing new specialists and accounts. Although this may result in some disruption in our U.S. sales channels, we believe that this strategy will be a significant competitive advantage longer term. Internationally, we currently utilize several distribution approaches depending on individual market requirements and, as a result, our international distribution system consists of 13 direct sales offices and approximately 30 distributors that sell our products in approximately 40 countries. As part of our strategy to grow internationally, we have selectively converted from distributor representation to direct sales representation in certain countries, including the United Kingdom, Denmark, Belgium, Luxembourg, Japan and Canada, and we have selectively converted from direct sales representation to distributor representation in certain countries, including Spain, during the past few years.

Our distributors and sales agencies do not sell our products exclusively and may offer similar products from other orthopaedic companies. In 2012 and during the first quarter of 2013, no individual distributor or sales agency accounted for more than 7% of our global revenue. Our success depends largely upon our ability to motivate our distributors and sales agencies to sell our products. Additionally, we depend on their sales and service expertise and relationships with the surgeons in the marketplace. We also rely upon their compliance with federal laws and regulations, such as with the advertising and promotion regulations under the federal Food, Drug and Cosmetic Act, the Anti-kickback Statute, the False Claims Act, the Physician Sunshine Payments Act, and applicable state laws. Our distributors and independent sales agencies may terminate their contracts with us, may devote insufficient sales efforts to our products or may focus their sales efforts on other products that produce greater commissions for them. We do not control our distributors or independent sales agencies and they may not be successful in implementing our marketing plans.

If our relationship with any of our distributors or sales agencies terminated, we could enter into agreements with existing distributors and sales agencies to take on the impacted products or territories, contract with new distributors and sales agencies, hire direct sales representatives, or use a combination of these options. A failure to maintain our existing relationships with or changes and transitions with respect to our distributors and independent sales agencies and their representatives could have an adverse effect on our operations and operating results. During 2012, we terminated our sales relationships with certain independent sales agencies in the United States that were not performing to our expectations. This resulted in some disruption in our United States sales channel and adversely affected our revenues during 2012 and the first quarter of 2013. During the remainder of 2013, we may terminate our sales relationships with additional independent sales agencies and some of our distributors that are either not performing to our expectations or in furtherance of our strategy to align our independent sales agencies and distributors between upper and lower extremities. It is possible that such actions will result in further disruption in our United States sales channel, disruption in certain countries outside the United States and adversely affect our revenues and other operating results during the remainder of 2013. For example, we currently are in negotiations with several of our sales agencies in the United States, whose agency agreements have recently expired or will expire in the near future including our largest revenue producing independent sales agency, regarding entering into a new agency agreement or a transition to direct sales representation in all, or a part of, the territories or product segments covered by these agencies. We may not be successful in reaching an amicable transition with respect to one or more of these agencies, which could adversely affect our operations and future sales in the territories and our operating results. It is also possible that we may become subject to litigation and incur future charges and cash expenditures in connection with such independent sales agency and distributor changes and transitions, which charges and cash expenditures would adversely affect our operating results.

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

ITEM  2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

During the first quarter of 2013, we did not issue any ordinary shares or other equity securities of our company that were not registered under the Securities Act of 1933, as amended.

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

Through March 31, 2013, we used approximately $116.1 million (€86.4 million) of the net proceeds from the offering to repay all of the outstanding indebtedness under our notes payable, including accrued interest thereon. Additionally, through March 31, 2013, we used $9.1 million of the net proceeds from the offering to purchase instruments and implants and $16.8 million to reduce our short-term borrowings under our lines of credit. The majority of the $116.1 million used to repay the outstanding indebtedness under our notes payable, including accrued interest thereon, and none of the $9.1 million used to purchase instruments and implants or $16.8 million used to reduce our short-term borrowings under our various lines of credit were paid to certain of our directors and officers, or their associates, to persons owning ten percent or more of our outstanding ordinary shares and other affiliates of ours. We expect to use the remaining net proceeds for general corporate purposes. Pending the uses described above, we have invested the remaining net proceeds in a variety of short-term, interest-bearing, time deposits. There has been no material change in the planned use of proceeds from the offering from that described in the final prospectus dated February 2, 2011 filed by us with the SEC pursuant to Rule 424(b)(1).

Issuer Purchases of Equity Securities

We did not purchase any ordinary shares or other equity securities of ours during the first quarter of 2013.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

First Amendment to the Credit Agreement

On May 6, 2013, we and our wholly owned U.S. operating subsidiary, Tornier, Inc. (Borrower) entered into a first amendment to credit agreement with respect to that certain credit agreement, dated as of October 4, 2012, among Tornier N.V., the Borrower, Bank of America, N.A., as administrative agent, and the other lenders party to such credit agreement. The amendment is among the parties to such credit agreement and the guarantors which are also a party to such amendment.

The amendment amends the definition of the term “consolidated interest expense” in its entirety, by expressly including only “total interest expense” payable in cash, and expressly excluding various types of expenses to the extent otherwise included in “interest expense”. This contrasts with the original definition of such term which included all “total interest expense” and, to the extent not reflected in “total interest expense”, losses (net of income) on interest rate hedging obligations and bank and letter of credit fees and surety bond costs related to financing activities.

The term “consolidated interest expense” is used only in the definition of “interest coverage ratio” which is defined in the credit agreement as the ratio of (a) consolidated EBITDA (as defined in the credit agreement) for the most recently ended test period (as defined in the credit agreement), to (b) consolidated interest expense (as now defined in the amendment) for the most recently ended test period (as defined in the credit agreement).

We and the Borrower are required to not permit the “interest coverage ratio” to be less than 4.0:1.0 for any test period (as defined in the credit agreement), and the change to the definition of the term “consolidated interest expense” will affect how compliance with this requirement is determined. The amendment makes no other change to this determination or to the right under the credit agreement to cure defaults of this requirement.

The foregoing description of the amendment to the credit agreement is qualified in its entirety by reference to the complete terms of the amendment, a copy of which is filed as Exhibit 10.2 to this report and incorporated herein by reference.

Discretionary Bonus

On April 30, 2013, our board of directors, upon recommendation of our compensation committee, approved a discretionary bonus of €21,000 to Stéphan Epinette, our Vice President, International Commercial Operations. The bonus is intended to reward Mr. Epinette for the strong performance of our international business and his extraordinary individual performance and to retain and motivate him to achieve our corporate and international business’s performance objectives going forward.

Tornier N.V. 2013 Corporate Performance Incentive Plan

On April 30, 2013, our board of directors, upon recommendation of our compensation committee, approved a written plan document memorializing the material terms of the Tornier N.V. 2013 Employee Performance Incentive Compensation Plan and changing the name of the plan from the Tornier N.V. 2013 Employee Performance Incentive Compensation Plan to the Tornier N.V. 2013 Corporate Performance Incentive Plan. The material terms of the plan are described in our annual report on Form 10-K for the fiscal year ended December 30, 2012 under the headings “Part II – Item 9B. Other Information” and “Part III – Item 11. Executive Compensation—Compensation Discussion and Analysis—Executive Compensation Components—Short-Term Cash Incentive Compensation—Employee Performance Incentive Compensation Plan.” A copy of the Tornier N.V. 2013 Corporate Performance Incentive Plan is filed as Exhibit 10.3 to this report and is incorporated herein by reference.

ITEM 6. EXHIBITS.

The following exhibits are filed or furnished with this quarterly report on Form 10-Q:

Exhibit No.	Description
10.1	Amended and Restated Employment Agreement effective as of February 21, 2013 between Tornier, Inc. and David H. Mowry (Incorporated by reference to Exhibit 10.1 to Tornier’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 21, 2013 (File No. 001-35065))

10.2	First Amendment, dated as of May 6, 2013, to the Credit Agreement by and among Tornier N.V., Tornier, Inc., the Guarantors identified on the signature pages thereto, the Lenders party hereto and Bank of America, N.A., as Administrative Agent (Filed herewith)

10.3	Tornier N.V. 2013 Corporate Performance Incentive Plan (filed herewith)

12.1	Ratio of Earnings to Fixed Charges (Filed herewith)

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

101	The following materials from Tornier N.V.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets as of March 31, 2013 and April 1, 2012, (ii) the unaudited Consolidated Statements of Operations for the three months ended March 31, 2013 and April 1, 2012, (iii) the unaudited Consolidated Statements of Comprehensive (Loss) Income for the three months ended March 31, 2013 and April 1, 2012, (iv) the unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and April 1, 2012, and (v) Notes to Consolidated Financial Statements (Furnished herewith)*

*	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under Section 11 or 12 of the Securities Act of 1933, as amended, or otherwise subject to the liability of those sections, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TORNIER N.V.

Date: May 7, 2013	By:	/s/ David H. Mowry
David H. Mowry
President and Chief Executive Officer
(principal executive officer)

	By:	/s/ Shawn T McCormick
Shawn T McCormick
Global Chief Financial Officer
(principal financial and accounting officer)

TORNIER N.V.

QUARTERLY REPORT ON FORM 10-Q

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

10.1	Amended and Restated Employment Agreement effective as of February 21, 2013 between Tornier, Inc. and David H. Mowry	Incorporated by reference to Exhibit 10.1 to Tornier’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 21, 2013 (File No. 001-35065)

10.2	First Amendment, dated as of May 6, 2013, to the Credit Agreement by and among Tornier N.V., Tornier, Inc., the Guarantors identified on the signature pages thereto, the Lenders party hereto and Bank of America, N.A., as Administrative Agent	Filed herewith

10.3	Tornier N.V. Corporate Performance Incentive Plan	Filed herewith

12.1	Ratio of Earnings to Fixed Charges	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101	The following materials from Tornier N.V.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets as of March 31, 2013 and April 1, 2012, (ii) the unaudited Consolidated Statements of Operations for the three months ended March 31, 2013 and April 1, 2012, (iii) the unaudited Consolidated Statements of Comprehensive (Loss) Income for the three months ended March 31, 2013 and April 1, 2012, (iv) the unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and April 1, 2012, and (v) Notes to Consolidated Financial Statements (Furnished herewith)*	Furnished herewith

*	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under Section 11 or 12 of the Securities Act of 1933, as amended, or otherwise subject to the liability of those sections, except as shall be expressly set forth by specific reference in such filings