Form 10-Q
period 2013-06-30
Tornier N.V.
filed 2013-08-06
CIK 1492658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

As of August 1, 2013, there were 47,785,747 ordinary shares outstanding.

TORNIER N.V.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

•

our reliance on our independent sales agencies and distributors to sell our products and the effect on our business and operating results of agency and distributor changes, transitions to direct selling models in certain geographies, including most recently in Canada, Japan, Belgium and Luxembourg and in the United States, and the transition of our U.S. sales channel towards focusing separately on upper and lower extremity products, and ramifications of such changes and transitions on our business and operating results;

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

•	disruption and turmoil in global credit and financial markets, which may be exacerbated by the inability of certain countries to continue to service their sovereign debt obligations;

•	fluctuations in foreign currency exchange rates;

•	not successfully developing and marketing new products and technologies and implementing our business strategy;

•	not successfully competing against our existing or potential competitors;

•	changes in our senior management, including our Chief Executive Officer and Chief Financial Officer changes last year;

•	our credit agreement, senior secured term loans and revolving credit facility and risks related thereto;

•	the reliance of our business plan on certain market assumptions;

•

our reliance on sales of our upper extremity joints and trauma products, including in particular our shoulder products, which generate a significant portion of our revenue, and the recent launch of our Ascend Flex;

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

For more information regarding these and other uncertainties and factors that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements or otherwise could materially adversely affect our business, financial condition or operating results, see the information under the heading “Part II – Item 1A. Risk Factors” of our annual report on Form 10-K for the fiscal year ended December 30, 2012 and our quarterly report on Form 10-Q for the three months ended March 31, 2013 under the heading “Part II – Item 1A. Risk Factors.” The risks and uncertainties described above and under the heading “Part I — Item 1A Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 30, 2012 are not exclusive and further information concerning us and our business, including factors that potentially could materially affect our financial results or condition, may emerge from time to time. We assume no obligation to update, amend or clarify forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. We advise you, however, to consult any further disclosures we make on related subjects in our future annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K we file with or furnish to the Securities and Exchange Commission.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TORNIER N.V. AND SUBSIDIARIES

Consolidated Balance Sheets

(U.S. dollars in thousands, except share and per share amounts)

	June 30, 2013	December 30, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$58,715	$31,108
Accounts receivable (net of allowance of $5,131 and $4,846, respectively)	52,488	54,192
Inventories	82,455	86,697
Income taxes receivable	379	382
Deferred income taxes	2,723	2,734
Prepaid taxes	14,637	14,752
Prepaid expenses	3,257	2,998
Other current assets	7,561	4,455

Total current assets	222,215	197,318
Instruments, net	56,508	51,394
Property, plant and equipment, net	39,261	37,151
Goodwill	245,099	239,804
Intangible assets, net	120,107	126,594
Deferred income taxes	146	159
Other assets	389	1,807

Total assets	$683,725	$654,227

Liabilities and shareholders’ equity
Current liabilities:
Short-term borrowings and current portion of long-term debt	$1,318	$4,595
Accounts payable	17,096	11,526
Accrued liabilities	46,899	44,410
Income taxes payable	1,229	83
Contingent consideration, current	8,571	—
Deferred income taxes	112	12

Total current liabilities	75,225	60,626
Long-term debt	65,995	115,457
Deferred income taxes	19,387	20,284
Contingent consideration, long-term	8,891	15,265
Other non-current liabilities	6,253	6,516

Total liabilities	175,751	218,148
Shareholders’ equity:
Ordinary shares, €0.03 par value; authorized 175,000,000; issued and outstanding 47,680,160 and 41,728,257 at June 30, 2013 and December 30, 2012, respectively	1,888	1,655
Additional paid-in capital	751,991	660,968
Accumulated deficit	(255,166)	(235,732)
Accumulated other comprehensive income	9,261	9,188

Total shareholders’ equity	507,974	436,079

Total liabilities and shareholders’ equity	$683,725	$654,227

The accompanying notes are an integral part of the consolidated financial statements.

TORNIER N.V. AND SUBSIDIARIES

Consolidated Statements of Operations

(U.S. dollars in thousands, except share and per share amounts)

	Three months ended		Six months ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
	(unaudited)		(unaudited)
Revenue	$78,135	$66,014	$160,820	$140,472
Cost of goods sold	22,309	18,098	45,933	39,214

Gross profit	55,826	47,916	114,887	101,258
Operating expenses:
Selling, general and administrative	51,467	41,795	103,603	85,633
Research and development	5,543	5,446	11,725	11,069
Amortization of intangible assets	3,784	2,636	7,621	5,283
Special charges	3,408	2,910	4,927	2,910

Total operating expenses	64,202	52,787	127,876	104,895

Operating loss	(8,376)	(4,871)	(12,989)	(3,637)
Other income (expense):
Interest income	57	121	96	234
Interest expense	(2.037)	(462)	(4,255)	(949)
Foreign currency transaction (loss) gain	(705)	106	(786)	131
Loss on extinguishment of debt	(1,127)	—	(1,127)	—
Other non-operating income (expense)	71	(3)	88	(2)

Loss before income taxes	(12,117)	(5,109)	(18,973)	(4,223)
Income tax (expense) benefit	(420)	25	(462)	(1,037)

Consolidated net loss	$(12,537)	$(5,084)	$(19,435)	$(5.260)

Net loss per share:
Basic and diluted	$(0.28)	$(0.13)	$(0.45)	$(0.13)
Weighted average shares outstanding:
Basic and diluted	45,004	39,580	43,379	39,450

TORNIER N.V. AND SUBSIDIARIES

Consolidated Statements of Comprehensive (Loss)

(in thousands)

	Three months ended		Six months ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Consolidated net loss	$(12,537)	$(5,084)	$(19,435)	$(5.260)
Foreign currency translation adjustments	6,203	(13,560)	73	(6,248)

Comprehensive loss	$(6,334)	$(18,644)	$(19,362)	$(11,508)

The accompanying notes are an integral part of the consolidated financial statements.

TORNIER N.V. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(U.S. dollars in thousands)

	Six months ended
	June 30, 2013	July 1, 2012
	(unaudited)
Cash flows from operating activities:
Consolidated net loss	$(19,435)	$(5,260)
Adjustments to reconcile consolidated net loss to cash provided by operating activities:
Depreciation and amortization	17,781	14,347
Impairment of fixed assets	—	949
Non-cash foreign currency loss	786	377
Deferred income taxes	1,788	(452)
Share-based compensation	3,069	3,396
Non-cash interest expense and discount amortization	566	—
Inventory obsolescence	4,179	2,056
Loss on extinguishment of debt	1,127	—
Acquired inventory step-up	3,676	105
Other non-cash items affecting earnings	1,306	1,251
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,345	(284)
Inventories	(2,060)	(1,981)
Accounts payable and accruals	5,546	418
Other current assets and liabilities	(2,061)	(1,175)
Other non-current assets and liabilities	128	(431)

Net cash provided by operating activities	17,741	13,316
Cash flows from investing activities:
Acquisition-related cash payments	(5,672)	(2,246)
Purchases of intangible assets	(451)	(1,843)
Additions of instruments	(12,450)	(7,771)
Purchases of property, plant and equipment	(4,778)	(3,704)

Net cash used in investing activities	(23,351)	(15,564)
Cash flows from financing activities:
Change in short-term debt	(1,000)	3,052
Repayments of long-term debt	(53,329)	(3,951)
Proceeds from issuance of long-term debt	—	5,036
Deferred financing costs	(53)	—
Issuance of ordinary shares from stock option exercises	9,386	6,126
Proceeds from issuance of ordinary shares	78,870	45

Net cash provided by financing activities	33,874	10,308
Effect of exchange rate changes on cash and cash equivalents	(657)	(1,342)

Increase in cash and cash equivalents	27,607	6,718
Cash and cash equivalents:
Beginning of period	31,108	54,706

End of period	$58,715	$61,424
Non-cash investing and financing activities:
Fixed assets acquired pursuant to capital lease	$13	$218
Capitalized software development costs	1,516	—

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

Basis of Presentation

The Company’s fiscal quarters are generally determined on a 13-week basis and always end on a Sunday. As a result, the Company’s fiscal year is generally 364 days and ends on the Sunday nearest to December 31. Every few years, it is necessary to add an extra week to a quarter to make it a 14-week period in order to have the year-end fall on the Sunday nearest to December 31. The second quarters of 2013 and 2012 each consisted of 13 weeks.

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

Recent Accounting Pronouncement

The Company adopted Accounting Standards Update (ASU) 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 amended Accounting Standards Codification (ASC) 220 to require companies to report, in one place, information about reclassifications out of accumulated other comprehensive income (AOCI). The ASU allows companies to present this information on the face of the financial statements, if certain requirements are met. Otherwise, the information must be presented in the notes. The ASU requires information about the effect (i.e., amount) of significant reclassification items on the line items of net income by component of other comprehensive income (OCI). In addition, the ASU requires detailed reporting about changes in AOCI balances. It requires companies to present details of current-period changes in AOCI on the face of the financial statements or in the notes. The adoption of this standard did not have a material impact for the Company in the first six months of 2013.

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

At June 30, 2013, the fair value of the contingent consideration was $14.7 million and was determined based on a discounted cash flow analysis that included revenue estimates and a discount rate, which are considered significant unobservable inputs. The revenue estimates were based on current management expectations for the business and the discount rate used as of June 30, 2013 was 8% based on the Company’s estimated weighted average cost of capital.

Pro forma results of operations (unaudited) of the Company for the six months ended July 1, 2012, as if the acquisition had occurred on January 2, 2012, are as follows:

Six months ended July 1, 2012
Revenue	$153,956
Net loss	(10,315)
Basic and diluted net loss per share	$(0.25)

The pro forma results of operations are not necessarily indicative of future operating results. Included in the consolidated statement of operations for the six months ended June 30, 2013 is approximately $16.3 million of revenue and $3.6 million of net loss related to OrthoHelix.

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

A summary of the financial assets and liabilities that are measured at fair value on a recurring basis at June 30, 2013 and December 30, 2012 are as follows:

	June 30, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$58,715	$58,715	$—	$—
Contingent consideration	(17,462)	—	—	(17,462)
Derivative asset	131	—	131	—

Total, net	$41,384	$58,715	$131	$(17,462)

	December 30, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$31,108	$31,108	$—	$—
Contingent consideration	(15,265)	—	—	(15,265)
Derivative asset	274	—	274	—

Total, net	$16,117	$31,108	$274	$(15,265)

As of June 30, 2013 and December 30, 2012, the Company had a derivative asset with recurring Level 2 fair value measurements. The derivatives are foreign exchange forward contracts and their fair values are based on pricing for similar recently executed transactions. The contracts were first entered into in 2012. The amount of loss recognized in foreign exchange loss for the quarter ended June 30, 2013 related to this derivative is approximately $0.1 million. There was no gain or loss on derivative assets for the quarter ended July 1, 2012. Included in Level 3 fair value measurements as of June 30, 2013 is a $0.8 million contingent consideration liability related to potential earn-out payments for the acquisition of the Company’s exclusive distributor in Belgium and Luxembourg that was completed in May 2012, a $15.0 million contingent consideration liability related to potential earn-out payments for the acquisition of OrthoHelix that was completed in October 2012, a $0.2 million contingent consideration liability related to earn-out payments related to the acquisition of our Canadian stocking distributor, and a $1.4 million contingent consideration liability related to earn-out payments for distributor acquisitions in the United States that occurred throughout the first six months of 2013. Earn-out liabilities are carried at fair value and included in contingent consideration (short term and long term) on the consolidated balance sheet. The earn-out liabilities related to the Company’s distributor in Belgium and Luxembourg, OrthoHelix, and the U.S. distributors were determined based on discounted cash flow analyses that included revenue estimates and a discount rate, which are considered significant unobservable inputs as of June 30, 2013. The revenue estimates were based on current management expectations for these businesses and the discount rate used was between 8-11% and was based on the Company’s estimated weighted average cost of capital as adjusted for each transaction. The contingent consideration related to the asset acquisition with the Company’s distributor in Canada was based on the execution of certain contracts and performance of certain transition activities. The fair value of the contingent consideration was based on a probability assessment and a discount rate based on the Company’s estimated weighted average cost of capital of 8%. To the extent that these assumptions were to change, the fair value of the contingent consideration liabilities could change significantly. Included in interest expense on the consolidated statement of operations for the six months ended June 30, 2013 is $0.6 million related to the accretion of the contingent consideration.

Included in Level 3 fair value measurements as of December 30, 2012 is a $0.7 million contingent consideration liability related to potential earn-out payments for the acquisition of the Company’s exclusive distributor in Belgium and Luxembourg that was completed in May 2012 and a $14.5 million contingent consideration liability related to potential earn-out payments for the acquisition of OrthoHelix that was completed in October 2012. The contingent consideration liabilities are carried at fair value, which is determined based on a discounted cash flow analysis that included revenue estimates and a discount rate, which are considered significant unobservable inputs as of December 30, 2012. The revenue estimates were based on current management expectations for these businesses and the discount rate used as of December 30, 2012 was 8% and was based on the Company’s estimated weighted average cost of capital.

The Company also has certain assets and liabilities that are measured at fair value on a non-recurring basis. The Company reviews the carrying amount of its long-lived assets other than goodwill for potential impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable. During the quarters ended June 30, 2013 and July 1, 2012, the Company recognized no impairments. During 2012, the Company initiated and completed a facilities consolidation initiative that included the termination of certain facility leases. The termination liability for these leases was determined using a discounted cash flow analysis that included a discount rate assumption, which is based on the credit adjusted risk free interest rate input, and an assumption related to the timing and amount of sublease income. The timing of the sublease income is a significant unobservable input and thus is considered a Level 3 fair value measurement. As of June 30, 2013, the value of this liability was approximately $1.0 million.

As of June 30, 2013, the Company had short-term and long-term debt of $67.3 million, the vast majority of which was variable rate debt. The fair value of the Company’s debt obligations approximates carrying value as a result of its variable rate term and is considered a Level 2 fair value measurement.

5. Inventories

Inventory balances consist of the following (in thousands):

	June 30, 2013	December 30, 2012
Raw materials	$5,908	$5,696
Work-in-process	5,393	4,933
Finished goods	71,154	76,068

Total	$82,455	$86,697

6. Property, Plant and Equipment

Property, plant and equipment balances consist of the following (in thousands):

	June 30, 2013	December 30, 2012
Land	$1,815	$1,830
Building and improvements	13,559	12,908
Machinery and equipment	25,911	25,767
Furniture, fixtures and office equipment	27,702	26,541
Software	5,415	4,729
Construction in progress	3,633	2,148

Property, plant, and equipment, gross	78,035	73,923
Accumulated depreciation	(38,774)	(36,772)

Property, plant and equipment, net	$39,261	$37,151

7. Instruments

Instruments included in long-term assets on the consolidated balance sheets consist of the following (in thousands):

	June 30, 2013	December 30, 2012
Instruments	$91,508	$85,869
Instruments in process	20,868	18,171
Accumulated depreciation	(55,868)	(52,646)

Instruments, net	$56,508	$51,394

8. Goodwill and Other Intangible Assets

The following table summarizes the changes in the carrying amount of goodwill (in thousands):

Balance at December 31, 2012	$239,804
Acquisition related additions	5,896
Foreign currency translation	(601)

Balance at June 30, 2013	$245,099

The components of identifiable intangible assets are as follows (in thousands):

	Gross value	Accumulated amortization	Net value
Balances at June 30, 2013
Intangible assets subject to amortization:
Developed technology	$109,196	$(38,569)	$70,627
Customer relationships	59,103	(26,635)	32,468
Licenses	5,769	(3,309)	2,460
In-process research and development	2,000	—	2,000
Other	4,869	(1,733)	3,136
Intangible assets not subject to amortization:
Trade name	9,416	—	9,416

Total	$190,353	$(70,246)	$120,107

	Gross value	Accumulated amortization	Net value
Balances at December 30, 2012
Intangible assets subject to amortization:
Developed technology	$108,274	$(34,114)	$74,160
Customer relationships	59,212	(24,634)	34,578
Licenses	5,525	(2,927)	2,598
In-process research and development	3,200	—	3,200
Other	3,923	(1,357)	2,566
Intangible assets not subject to amortization:
Trade name	9,492	—	9,492

Total	$189,626	$(63,032)	$126,594

Estimated annual amortization expense for fiscal years ending 2013 through 2017 is as follows (in thousands):

Amortization expense
2013	$15,140
2014	13,768
2015	13,577
2016	12,344
2017	11,534

During the six months ended June 30, 2013, the Company acquired certain assets of its distributor in Canada for $3.3 million, which included $0.5 million in potential earn-out payments. The preliminary purchase accounting for this transaction resulted in an increase in intangible assets of $0.5 million, in the form of customer relationships and non-compete agreements, and goodwill of $0.3 million. Additionally, the Company acquired certain assets of a distributor in the United Kingdom for $1.2 million, which included $0.3 million in potential earn-out payments. The preliminary purchase accounting for this transaction resulted in an increase in intangible assets of $0.1 million in the form of customer relationships. Also in 2013, the Company acquired intangible assets in the form of non-compete agreements valued at $0.6 million and $5.7 million of goodwill related to acquisitions of certain U.S. distributors. Also during the first quarter of 2013, the Company recorded minor adjustments to accounts receivable and goodwill related to the OrthoHelix acquisition as the purchase accounting for this acquisition was finalized.

9. Debt

A summary of debt is as follows (in thousands):

	June 30, 2013	December 30, 2012
Line of credit	$—	$1,000
Mortgages	3,363	3,719
Bank term debt	61,762	113,135
Shareholder debt	2,188	2,198

Total debt	67,313	120,052
Less current portion	(1,318)	(4,595)

Long-term debt	$65,995	$115,457

Line of Credit

On October 4, 2012, the Company and its U.S. operating subsidiary, Tornier, Inc. (Tornier USA), entered into a credit agreement with Bank of America, N.A., as Administrative Agent, SG Americas Securities, LLC, as Syndication Agent, BMO Capital Markets and JPMorgan Chase Bank, N.A., as Co-Documentation Agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated and SG Americas Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners, and the other lenders party thereto. The credit agreement includes a senior secured revolving credit facility denominated at the election of Tornier USA, in U.S. dollars, Euros, pounds, sterling and yen in an aggregate principal amount of up to the U.S. dollar equivalent of $30.0 million. Funds available under the revolving credit facility may be used for general corporate purposes. Loans under the revolving credit facility bear at (a) the alternate base rate (if denominated in U.S. dollars), equal to the greatest of (i) the prime rate in effect on such day, (ii) the federal funds rate in effect on such day plus 1/2 of 1%, and (iii) the adjusted LIBO rate plus 1%, plus in the case of each of (i)-(iii) above, an applicable rate of 2.00% or 2.25% (depending on the Company’s total net leverage ratio as defined in the Company’s credit agreement), or (b) in at the applicable adjusted LIBO rate for the relevant interest period plus an applicable rate of 3.00% or 3.25% (depending on the Company’s total net leverage ratio), plus the mandatory cost (as defined in the Company’s credit agreement) if such loan is made in a currency other than U.S. dollars or from a lending office in the United Kingdom or a participating member state (as defined in the Company’s credit agreement). There was no outstanding amount under the line of credit as of June 30, 2013. As of December 30, 2012, the outstanding balance related to this line of credit was $1.0 million. The term of the line of credit ends in October 2017.

Mortgages

The Company has a mortgage secured by an office building in Grenoble, France. This mortgage had an outstanding balance of $3.4 million and $3.7 million at June 30, 2013 and December 30, 2012, respectively. This mortgage bears a fixed annual interest rate of 4.9%.

Term Debt

In addition to the senior secured revolving credit facility discussed above, the credit agreement entered into on October 4, 2012 also provided for an aggregate credit commitment to Tornier USA of $115.0 million of term debt, consisting of: (1) a senior secured term loan facility to Tornier USA denominated in U.S. dollars in an aggregate principal amount of up to $75.0 million; and (2) a senior secured term loan facility to Tornier USA denominated in Euros in an aggregate principal amount of up to the U.S. dollar equivalent of $40.0 million. The borrowings under the term loan facilities were used to pay the cash consideration for the OrthoHelix acquisition, fees, costs and expenses incurred in connection with the acquisition and the credit agreement, and to repay prior existing indebtedness of the Company and its subsidiaries. The term debt matures in October 2017. In the second quarter of 2013, the $40.0 million senior secured term loan facility denominated in Euros was repaid in full. As part of the repayment, the Company recorded a $1.1 million loss on extinguishment of debt related to the write-off of the corresponding deferred financing costs. Additionally, in June 2013, the Company also repaid $10.5 million of the senior secured U.S. dollar denominated loan.

Borrowings under the senior secured term loan facilities within the credit agreement as of June 30, 2013 and December 30, 2012 were as follows:

	June 30, 2013	December 30, 2012
Senior secured U.S. dollar term loan	$64,157	$75,000
Senior secured Euro term loan	—	40,772
Deferred financing costs	(3,545)	(5,138)

Total	$60,612	$110,634

The U.S. dollar denominated term facility bears interest at (a) the alternate base rate (if denominated in U.S. dollars), equal to the greatest of (i) the prime rate in effect on such day, (ii) the federal funds rate in effect on such day plus 1/2 of 1%, and (iii) the adjusted LIBO rate, with a floor of 1% (as defined in the Company’s new credit agreement) plus 1%, plus in the case of each of (i)-(iii) above, an applicable rate of 2.00% or 2.25% (depending on the Company’s total net leverage ratio as defined in the credit agreement), or (b) in the case of a eurocurrency loan (as defined in the Company’s credit agreement), at the applicable adjusted LIBO rate for the relevant interest period, with a floor of 1%, plus an applicable rate of 3.00% or 3.25% (depending on the Company’s total net leverage ratio), plus the mandatory cost (as defined in the Company’s credit agreement) if such loan is made in a currency other than U.S. dollars or from a lending office in the United Kingdom or a participating member state (as defined in the Company’s credit agreement). Under the Euro denominated term facility, (a) alternate base rate loans bear interest at the alternate base rate plus the applicable rate, which was 3.00% or 3.25% (depending on the Company’s total net leverage ratio) and (b) eurocurrency loans bear interest at the adjusted LIBO rate for the relevant interest period, with a floor of 1%, plus an applicable rate, which was 4.00% or 4.25% (depending on the Company’s total net leverage ratio), plus the mandatory cost, if applicable.

The credit agreement, including the term loans and the revolving line of credit, contains customary covenants, including financial covenants which require the Company to maintain a minimum interest coverage ratio, annual capital expenditure limits and a maximum total net leverage ratio, and customary events of default. The obligations under the credit agreement are guaranteed by the Company, Tornier USA and certain other specified subsidiaries of the Company, and, subject to certain exceptions, are secured by a first priority security interest in substantially all of the assets of the Company and certain specified existing and future subsidiaries of the Company. The Company was in compliance with all covenants as of June 30, 2013.

The Company’s international subsidiaries had other long-term secured and unsecured notes totaling $1.3 million at December 30, 2012, with initial maturities ranging from three to ten years. A portion of these notes have fixed annual interest rates that range from 3.7% to 8.5%.

Also included in term debt is $1.2 million of capital leases at both June 30, 2013 and December 30, 2012, respectively.

Shareholder Debt

In 2008, one of the Company’s 51%-owned and consolidated subsidiaries borrowed $2.2 million from a member of the Company’s board of directors who is also a 49% owner of the consolidated subsidiary. This loan was used to partially fund the purchase of real estate in Grenoble, France, to be used as a manufacturing facility. Interest on the debt is variable based on three-month Euro plus 0.5%. The outstanding balance on this debt was $2.2 million at both June 30, 2013 and December 30, 2012, respectively. The non-controlling interest in this subsidiary is deemed immaterial to the consolidated financial statements.

10. Share-Based Compensation

Share-based awards are granted under the Tornier N.V. 2010 Incentive Plan, as amended. This plan allows for the issuance of up to a maximum of 7.7 million ordinary shares in connection with the grant of share-based awards, including stock options, stock grants, stock appreciation rights and other types of awards as deemed appropriate. To date, only options to purchase ordinary shares (options) and stock grants in the form of restricted stock units (RSUs) have been awarded under the plan. Both types of awards generally have graded vesting periods of four years and the options generally expire ten years after the grant date. Options are granted with exercise prices equal to the fair value of the Company’s ordinary shares on the date of grant.

The Company recognizes compensation expense for these awards on a straight-line basis over the vesting period. Share-based compensation expense is included in cost of goods sold, selling, general and administrative expense, and research and development expense on the consolidated statements of operations.

Below is a summary of the allocation of share-based compensation (in thousands):

	Three months ended		Six months ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
		(unaudited)		(unaudited)
Cost of goods sold	$120	$228	$264	$450
Selling, general and administrative	1,180	1,158	2,525	2,774
Research and development	136	40	280	172

Total	$1,436	$1,426	$3,069	$3,396

During the six months ended June 30, 2013, the Company granted 21,836 options to purchase ordinary shares to employees at a weighted average exercise price of $17.28 per share and a weighted average fair value of $7.92 per share. During the six months ended July 1, 2012, the Company granted 68,883 options to purchase ordinary shares to employees at a weighted average exercise price of $23.19 per share and a weighted average fair value of $10.94 per share. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions:

Six months ended
June 30, 2013
Risk-free interest rate	1.0%
Expected life in years	6.1
Expected volatility	47.2%
Expected dividend yield	0.0%

During the six months ended June 30, 2013 and July 1, 2012, the Company granted 21,979 and 36,730 restricted stock units, respectively, to employees with a weighted average fair value of $17.28 per share and $23.22 per share, respectively.

11. Income Taxes

The Company’s effective tax rate for the six months ended June 30, 2013 was 2.5%. During the six months ended June 30, 2013, the Company recognized $0.5 million of income tax expense on pre-tax losses of $18.7 million. Given the Company’s history of operating losses, the Company does not generally recognize a provision for income taxes in the United States and certain of the Company’s European sales offices because it has established a valuation allowance for substantially all of the net deferred tax assets in these jurisdictions. The Company records tax expense or benefit in certain other European jurisdictions. The mix of pre-tax income or loss in these jurisdictions as well as in the jurisdictions in which valuation allowances are established are the primary drivers of the Company’s effective tax rate. The Company recognized tax expense in certain of its European jurisdictions during the six months ended June 30, 2013, but this was offset by a tax benefit of $0.5 million recognized from the reversal of valuation allowance in the United States due to the recognition of deferred tax liabilities related to certain formerly indefinite lived intangible assets that were reclassified to definite lived intangibles during the this period.

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

12. Capital Stock and Earnings Per Share

On May 15, 2013, the Company completed an underwritten public offering of 8.1 million ordinary shares at a public offering price of $16.15 per ordinary share. Pursuant to this offering, the Company sold 5.2 million shares and certain shareholders sold 2.9 million shares, both of which were inclusive of the exercise of the underwriters’ over-allotment option. The Company received $78.9 million in net proceeds from the offering, net of the underwriters’ discount and commissions and offering expenses. The Company used approximately $50.5 million of the net proceeds to repay its $40.0 million Euro-based term loan and a portion of its US-dollar denominated term loan. The Company intends to use the remaining net proceeds for working capital and general corporate purposes.

The Company had 47.7 million and 41.7 million ordinary shares issued and outstanding as of June 30, 2013 and December 30, 2012, respectively.

The Company had options to purchase ordinary shares and RSUs outstanding of an aggregate 3.5 million and 4.2 million at June 30, 2013 and December 30, 2012, respectively. None of the options or RSUs were included in diluted earnings per share for the six months ended June 30, 2013 and December 30, 2012, respectively, because the Company recorded a net loss in all periods; and therefore, including these instruments would be anti-dilutive.

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

	Six months ended
	June 30, 2013	July 1, 2012
Acquisition, integration and distributor transition costs	$3,713	$68
Legal settlements	1,214	—
Facilities consolidation charges	—	2,468
Management exit costs	—	374

Total	$4,927	$2,910

Included in special charges for the six months ended June 30, 2013 was $3.7 million of expenses related to the Company’s acquisition and integration of OrthoHelix, U.S. distributor transitions, the Company’s acquisition of certain assets of its Canadian distributor and the Company’s acquisition of certain assets of a distributor in the United Kingdom. Additionally, the Company executed certain legal settlements in the second quarter of 2013, incurring additional charges of $1.2 million.

In the six months ended July 1, 2012, the Company incurred $2.5 million of expense related to its facilities consolidation initiative. Additionally, the Company incurred $0.4 million in severance charges related to its former Global Chief Financial Officer and $0.1 million of legal costs related to the acquisition of its exclusive stocking distributor in Belgium and Luxembourg.

Included in accrued liabilities on the consolidated balance sheet is an accrual related to the Company’s 2012 facilities consolidation initiative. The facilities consolidation initiative started in April 2012 and all expenses incurred were recorded in 2012. Activity in the facilities consolidation accrual is presented in the following table (in thousands):

Facility consolidation accrual balance as of December 30, 2012	$674

Charges:
Employee termination benefits	—
Moving, professional fees and other initiative-related expenses	—
Total charges	$—
Payments:
Employee termination benefits	$(475)
Moving, professional fees and other initiative-related expenses	(107)

Total payments	$(582)

Facilities consolidation accrual balance as of June 30, 2013	$92

14. Litigation

On October 25, 2007, two of the Company’s former sales agents filed a complaint in the U.S. District Court for the Southern District of Illinois, alleging that the Company had breached their agency agreements and committed fraudulent and negligent misrepresentations. The jury rendered a verdict on July 31, 2009, awarding the plaintiffs a total of $2.6 million in actual damages and $4.0 million in punitive damages. While the court struck the award of punitive damages on March 31, 2010, it denied the Company’s motion to set aside the verdict or order a new trial. The Company timely filed a notice of appeal with the U.S. Court of Appeals for the Seventh Circuit in respect of the remaining actual damages. On August 24, 2011, the U.S. Court of Appeals for the Seventh Circuit issued its decision affirming the order of the lower court setting aside the award of punitive damages. In addition, the appellate court affirmed the lower court’s finding of liability against the Company, but vacated the lower court’s damages award of $2.6 million in compensatory damages as being not supported by the record and being too speculative. The case was then remanded to the lower court for a recalculation of damages that is consistent with the appellate court’s decision. On May 17, 2012, the lower court ordered a new trial on the issue of damages. The new trial was scheduled to begin in June 2013. At a court-mandated settlement conference on June 7, 2013, the Company settled with each of the parties individually pursuant to which the Company agreed to make a cash payment to each of the two plaintiffs. On that same day, the court issued an order dismissing the case with prejudice effective as of August 9, 2013.

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

We believe we are differentiated by our full portfolio of upper and lower extremity products, our extremity-focused sales organization and our strategic focus on extremities. We further believe that we are well positioned to benefit from the opportunities in the extremity products marketplace, primarily in the shoulder and ankle joint replacement markets and also the foot and ankle trauma market with our acquisition of OrthoHelix Surgical Designs, Inc. (OrthoHelix). We believe that the recent launch of our Ascend Flex pressed-fit reversed shoulder, has further strengthened our market-leading shoulder product portfolio by addressing what we believe was a gap in this portfolio and, thus expanding our addressable market. Over time we have also expanded our product offering technology base to include the following: new joint replacement products based on new materials; improved trauma products based on innovative designs; and proprietary biologic materials for soft tissue repair.

Our principal products are organized in four major categories: upper extremity joints and trauma, lower extremity joints and trauma, sports medicine and biologics, and large joints and other. Our upper extremity joints and trauma products include joint replacement and bone fixation devices for the shoulder, hand, wrist and elbow. Our lower extremity joints and trauma products, which include our OrthoHelix portfolio, include joint replacement and bone fixation devices for the foot and ankle. Our sports medicine and biologics product category includes products used across several anatomic sites to mechanically repair tissue-to-tissue or tissue-to-bone injuries, in the case of sports medicine, or to support or induce remodeling and regeneration of tendons and ligaments, in the case of biologics. Our large joints and other products include hip and knee joint replacement implants and ancillary products. In the United States, we market and sell products from the following categories: upper extremity joints and trauma, lower extremity joints and trauma, and sports medicine and biologics products. We do not actively market hip or knee replacement joints in the United States, although we have U.S. Food and Drug Administration (FDA) clearance for selected large joint products. Internationally, we sell our full product portfolio in the markets that we serve, including large joints in select international markets. We have also begun to selectively introduce the OrthoHelix product portfolio into these international markets as we receive the required regulatory approvals. For example, we obtained CE Mark registration in the second quarter of 2013 for a select group of OrthoHelix products and began to selectively launch these products into Germany and France resulting in the first international sales of these products during the second quarter.

In the United States, which is the largest orthopaedic market, we believe that our “specialists serving specialists” market approach is strategically aligned with what we believe is an ongoing trend in orthopaedics for surgeons to specialize in certain parts of the anatomy or certain types of procedures. While we market our products to these extremity specialists, our revenue is generated primarily from sales to healthcare institutions. We have historically had a single sales channel that consisted of a network of independent commission-based sales agencies, along with direct sales representation in certain territories. With the acquisition of OrthoHelix, we are in the process of executing our integration strategy to establish separate U.S. sales channels that are individually focused on the upper extremity specialist and the lower extremity specialist as we believe that this increased focus will allow us to increase the proficiency of our sales representatives and increase our selling opportunities by improving our overall procedure coverage, leveraging our entire product portfolio, and accessing new specialists and accounts. As a result of this initiative, we have terminated some of our existing sales relationships with certain independent sales agencies, and, in certain cases, have entered into transactions with other existing independent sales agencies to re-acquire their territory distribution rights, all in an effort to further our strategy of creating focused upper extremity and lower extremity coverage in the impacted territories through either direct sales representation, establishing relationships with new independent sales agencies, or a combination of both approaches. These actions have resulted in some disruption in our U.S. sales channel and have adversely affected our revenues during 2012 and the six months ended June 30, 2013, and may result in further disruption during the remainder of 2013 as we continue to execute this strategic initiative. As of the end of June 2013, we had completed transitions for dedicated upper and dedicated lower extremities sales coverage in territories representing 40% of our U.S. revenue and have targeted to have over 60% of our U.S. revenue similarly transitioned by the end of 2013. We believe this metric is a key indicator of our U.S. sales channel stability and future U.S. revenue growth potential. Furthermore, we believe this strategy will be a significant competitive advantage for us longer term.

Internationally, the specialization of surgeons is not as prevalent as it is in the U.S.; thus, we currently utilize several distribution approaches to serve surgeons and their healthcare institutions depending on individual market needs and requirements. Our international distribution system currently consists of 13 direct sales offices and a network of approximately 25 distributors that sell our products into approximately 40 countries. As part of our strategy to grow internationally, we expanded our distribution and sales efforts into Mexico, Israel, Argentina and Singapore in 2012 and are planning on expanding into Taiwan, Vietnam and the Czech Republic in 2013. In addition, we have selectively transitioned from distributor representation to direct sales representation in certain countries, including the United Kingdom, Denmark, Belgium, Luxembourg, Japan and Canada, and we have selectively converted from direct sales representation to distributor representation in certain countries, including Spain, during the past few years. We believe that this strategy of international expansion, in combination with the tailoring of our international distribution approach to the needs and requirements of each individual market, could result in additional sales coverage transitions in the future, but that this is necessary to drive the future growth of our business.

In the six months ended June 30, 2013, we generated revenue of $160.8 million, of which 58% was in the United States and 42% was international.

OrthoHelix Acquisition and Credit Agreement

On October 4, 2012, we acquired OrthoHelix Surgical Designs, Inc., which is an innovative company that is focused on developing and marketing implantable screw and plate systems for the foot and ankle. In the transaction, we paid consideration consisting of $100 million in cash, $38 million in stock, and potential additional earn-out payments in cash of up to an aggregate of $20 million based upon our sales of lower extremity joints and trauma products during fiscal years 2013 and 2014. The financial results of OrthoHelix are included in our consolidated financial results as of the date of acquisition.

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

Stock Offering

On May 15, 2013, we completed an underwritten public offering of 8.1 million ordinary shares at a public offering price of $16.15 per ordinary share. Pursuant to the offering, we sold 5.2 million shares and certain shareholders sold 2.9 million shares, both of which were inclusive of the exercise of the underwriters’ over-allotment option. We received $78.9 million in net proceeds from this offering, net of the underwriters’ discount and commissions and offering expenses. We used approximately $50.5 million of the net proceeds to repay our $40.0 million Euro-based term loan and a portion of our US-dollar denominated term loan. We intend to use the remaining net proceeds for working capital and general corporate purposes.

Medical Device Tax

An excise tax of 2.3% on the sale, lease, rental or use of certain medical devices was mandated by the 2010 U.S. health care reform legislation and went into effect January 1, 2013. The excise tax applies to manufacturers, producers and importers of taxable medical devices. The excise tax generally is based on the medical device’s wholesale price and is imposed on the manufacturer or importer when the taxable device is first sold, leased, rented or used by the manufacturer or importer. A taxable device generally is considered sold, for purposes of the excise tax, when title passes from the manufacturer to the purchaser. The tax could create a risk up to 2.3% of our United States revenue. In the six months ended June 30, 2013, we recognized $1.6 million of expense within selling, general and administrative expenses on the consolidated statement of operations related to the medical device excise tax.

Foreign Currency Exchange Rates

A substantial portion of our business is located outside the United States and as a result we generate revenue and incur expenses denominated in currencies other than the U.S. dollar. The majority of our operations denominated in currencies other than the U.S. dollar are denominated in Euros. In the six months ended June 30, 2013 and July 1, 2012, approximately 42% and 46% respectively, of our revenue was denominated in foreign currencies. As a result, our revenue can be significantly impacted by fluctuations in foreign currency exchange rates. We expect that foreign currencies will continue to represent a similarly significant percentage of our revenue in the future. Selling, marketing and administrative costs related to these sales are largely denominated in the same foreign currencies, thereby limiting our foreign currency transaction risk exposure. In addition, we also have significant levels of other selling, general and administrative expenses and research and development expenses denominated in foreign currencies. We, therefore, believe that the risk of a significant impact on our earnings from foreign currency fluctuations is mitigated to some extent.

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

Results of Operations

The six months ended June 30, 2013 and July 1, 2012 each consisted of 13 weeks, respectively. The following table sets forth, for the periods indicated, our results of operations as a percentage of revenue:

	Three months ended				Six months ended
	June 30, 2013		July 1, 2012		June 30, 2013		July 1, 2012
	(in thousands)				(in thousands)
Statements of Operations Data:
Revenue	$78,135	100%	$66,014	100%	$160,820	100%	$140,472	100%
Cost of goods sold	22,309	29%	18,098	27%	45,933	29%	39,214	28%

Gross profit	55,826	71%	47,916	73%	114,887	71%	101,258	72%
Selling, general and administrative	51,467	66%	41,795	63%	103,603	64%	85,633	61%
Research and development	5,543	7%	5,446	8%	11,725	7%	11,069	8%
Amortization of intangible assets	3,784	5%	2,636	4%	7,621	5%	5,283	4%
Special charges	3,408	4%	2,910	4%	4,927	3%	2,910	2%

Operating loss	(8,376)	(11%)	(4,871)	(7%)	(12,989)	(8)%	(3,637)	(3)%
Interest income	57	0%	121	0%	96	0%	234	0%
Interest expense	(1,763)	(2%)	(462)	(1%)	(3,981)	(2%)	(949)	(1%)
Foreign currency transaction (loss) gain	(705)	(1%)	106	0%	(786)	0%	131	0%
Loss on extinguishment of debt	(1,127)	(1%)	—	*	(1,127)	(1%)	—	*
Other non-operating income (expense)	71	0%	(3)	0%	88	0%	(2)	0%

Loss before income taxes	(11,843)	(15%)	(5,109)	(8%)	(18,699)	(12%)	(4,223)	(3%)
Income tax (expense) benefit	(420)	(1%)	25	(0%)	(462)	(0%)	(1,037)	(1%)

Consolidated net loss	$(12,263)	(16%)	$(5,084)	(8%)	(19,161)	(12%)	(5,260)	(4%)

The following tables set forth, for the periods indicated, our revenue by product category and geography expressed as dollar amounts and the changes in revenue between the specified periods expressed as percentages:

	Three months ended				Six months ended
Revenue by Product Category	June 30, 2013	July 1, 2012	Percent change	Percent change	June 30, 2013	July 1, 2012	Percent change	Percent change
	($ in thousands)		(as	(constant	($ in thousands)		(as	(constant
			reported)	currency)			reported)	currency)
Upper extremity joints and trauma	$47,846	$42,987	11%	11%	$95,965	$90,005	7%	7%
Lower extremity joints and trauma	13,911	6,489	114	114	28,984	13,518	114	114
Sports medicine and biologics	3,823	3,745	2	2	7,934	7,876	1	1

Total extremities	65,580	53,221	23	23	132,883	111,399	19	19
Large joints and other	12,555	12,793	(2)	(4)	27,937	29,073	(4)	(5)

Total	$78,135	$66,014	18%	18%	$160,820	$140,472	15%	14%

	Three months ended				Six months ended
Revenue by Geography	June 30, 2013	July 1, 2012	Percent change	Percent change	June 30, 2013	July 1, 2012	Percent change	Percent change
	($ in thousands)		(as	(constant	($ in thousands)		(as	(constant
			reported)	currency)			reported)	currency)
United States	$45,579	$36,569	25%	25%	$93,567	$76,270	23%	23%
International	32,556	29,445	11	10	67,253	64,202	5	4

Total	$78,135	$66,014	18%	18%	$160,820	$140,472	15%	14%

Comparison of three months ended June 30, 2013 to three months ended July 1, 2012

Revenue. Revenue increased by 18% to $78.1 million for the three months ended June 30, 2013 from $66.0 million for the three months ended July 1, 2012, primarily as a result of our acquisition of OrthoHelix and growth in upper extremity joints and trauma. Sales of OrthoHelix products contributed $7.9 million of revenue to the second quarter of 2013. Foreign currency exchange rate fluctuations had a negative impact of $0.3 million in the second quarter of 2013 as compared to the same quarter of last year.

Revenue by product category. Revenue in upper extremity joints and trauma increased by 11% to $47.8 million for the second quarter of 2013 from $43.0 million for the second quarter of 2012, primarily as a result of the continued increase in sales of our Aequalis reversed and Aequalis Ascend shoulder products. We believe that increased sales of our Aequalis reversed shoulder products resulted from continued market growth in shoulder replacement procedures and continued market movement toward reversed shoulder replacement procedures. We also saw an increase in sales of our Aequalis Ascend shoulder products which we believe continued to gain share in the shoulder replacement market. Foreign currency exchange rate fluctuations had a minimal impact on the upper extremity joints and trauma revenue growth during the second quarter of 2013. We anticipate that revenue from upper extremities will be favorably impacted in future periods as a result of the recent launch of our Ascend Flex shoulder. Revenue in our lower extremity joints and trauma increased by 114% to $13.9 million for the second quarter of 2013 from $6.5 million for the second quarter of 2012, primarily as a result of our acquisition of OrthoHelix in the fourth quarter of 2012. This growth was partially offset by decreased sales of legacy Tornier foot and ankle fixation products within the United States. Revenue in sports medicine and biologics increased 2% to $3.8 million during the second quarter of 2013 compared to $3.7 million in the second quarter of 2012 as growth in our international suture and biologic products was partially offset by decreases in certain anchor product lines. Revenue from large joints and other decreased by 2% to $12.6 million for the second quarter of 2013 from $12.8 million for the second quarter of 2012 related primarily to declines in the sales of our knee products. Revenue from our large joints and other category is primarily generated in certain southern European geographies which continued to experience economic pressures, negatively impacting our revenue in this product category. Foreign currency exchange rate fluctuations had a negative $0.2 million impact on the large joints and other product category during the second quarter of 2013.

Revenue by geography. Revenue in the United States increased by 25% to $45.6 million for the second quarter of 2013 from $36.6 million for the second quarter of 2012, primarily due to the $7.9 million of revenue from OrthoHelix products. Our revenues in the United States also experienced growth in our upper extremity joints and trauma products, while our legacy Tornier lower extremity joints and trauma products experienced a decrease in revenue as a result of our focus on the integration of OrthoHelix products and the ongoing transition of our United States sales channel toward focusing separately on upper and lower extremity products. While we believe this transition will increase our ability to meet our customers’ needs, it has had negative impact on our United States revenue and could continue to negatively impact revenue in the future due to potential disruption in our sales channels. International revenue increased by 11% to $32.6 million for the second quarter of 2013 from $29.4 million for the second quarter of 2012. Foreign currency exchange rate fluctuations had a negative $0.3 million impact on international revenue during the second quarter of 2013. International revenue increased due primarily to growth in sales in France and from certain geographic expansion activities in which we increased the number of products sold through direct sales channels in countries where we historically utilized local independent distributor representation. This growth was partially offset by decreases in revenue in certain western European countries, which are primarily focused on large bones, due to continued austerity measures and lower procedure volumes.

Cost of goods sold. Cost of goods sold increased to $22.3 million for the second quarter of 2013 from $18.1 million for the second quarter of 2012. As a percentage of revenue, cost of goods sold increased from 27% for the second quarter of 2012 to 29% for the second quarter of 2013, primarily due to approximately $1.9 million in fair value adjustments related to inventory acquired in our acquisition of OrthoHelix. Excluding the inventory fair value adjustment items, our cost of goods sold as a percentage of revenue decreased due to product cost improvements and production efficiencies, partially offset by a higher level of excess and obsolete inventory charges. Our cost of goods sold and corresponding gross profit as a percentage of revenue can be expected to fluctuate in future periods depending upon certain factors, including, among others, changes in our product sales mix and prices, distribution channels and geographies, manufacturing yields, plans for insourcing some previously outsourced production activities, inventory reserves required, levels of production volume and fluctuating inventory costs due to changes in foreign currency exchange rates since the period they were manufactured. In addition, over the next year, we expect to continue to record fair value adjustment charges as cost of goods sold from the sell through of inventory acquired from business acquisitions.

Selling, general and administrative. Our selling, general and administrative expenses increased by 23% to $51.5 million for the second quarter of 2013 from $41.8 million for the second quarter of 2012. As a percentage of revenue, selling, general and administrative expenses were 66% and 63% for the three months ended June 30, 2013 and the three months ended July 1, 2012, respectively. Included in selling, general and administrative expenses for the three months ended June 30, 2013 is $5.2 million of expense relating to OrthoHelix. Excluding this amount, the increase in total selling, general and administrative expense on a comparable basis quarter over quarter was primarily a result of the following items: variable sales expenses that include sales commissions and product royalties, which were higher due to higher revenue in the second quarter of 2013; higher non-variable sales expenses due to the establishment of direct sales channels in the U.S. and several countries internationally; and the medical device excise tax in the U.S. We expect selling, general and administrative expenses as a percentage of revenue to be higher than historical levels in the near term until we experience the anticipated revenue benefits of our distribution channel transitions, integration initiatives, investments in sales resources, training and education, and new product launches, including the Ascend Flex.

Research and development. Research and development expenses increased by 2% to $5.5 million for the second quarter of 2013 from $5.4 million for the second quarter of 2012. As a percentage of revenue, research and development expenses decreased 1% to 7% for the three months ended June 30, 2013 from 8% for the three months ended July 1, 2012. The increase in total research and development expense of $0.1 million was primarily due to the OrthoHelix acquisition and was partially offset by a lower level of project specific spending compared to the prior year period.

Amortization of intangible assets. Amortization of intangible assets increased $1.1 million to $3.8 million for the second quarter of 2013 from $2.6 million for the second quarter of 2012. The increase in amortization expense was primarily attributable to an increase in intangible assets due to our acquisition of OrthoHelix.

Special charges. Special charges were $3.4 million for the second quarter of 2013 compared to $2.9 million for the second quarter of 2012. The $3.4 million is comprised of $2.2 million related to acquisition, integration costs and distributor transition costs and $1.2 million in charges related to legal settlements in the U.S. Refer to Note 13 to our consolidated financial statements for further details on special charges. The $2.9 million of special charges for the quarter ended July 1, 2012 was comprised of approximately $2.5 million of costs incurred in relation to the facilities consolidation initiative, $0.4 million of expense related to the departure of our former Global Chief Financial Officer and $0.1 million of legal costs related to the acquisition of our exclusive distributor in Belgium and Luxembourg. We expect to continue to record special charges during the remainder of 2013 related primarily to the ongoing integration of OrthoHelix and distribution transitions and expect these remaining amounts to range from $4.6 million to $6.6 million.

Interest income. Our interest income was immaterial for both the second quarters of 2013 and 2012.

Interest expense. Our interest expense increased to $1.8 million for the quarter ended June 30, 2013 from $0.5 million for the quarter ended July 1, 2012 due primarily to the establishment of a new credit facility in late 2012, which was used to fund our acquisition of OrthoHelix. In addition, interest expense was higher due to the accretion of interest expense related to OrthoHelix earn-out liabilities. We will continue to experience interest expense related to the credit agreement; however, in the second quarter of 2013, we repaid our euro denominated term loan in full and paid approximately $10.5 million of principal on our U.S. dollar denominated term loan, which will reduce future interest expense from levels incurred in the first half of 2013.

Loss on extinguishment of debt. We recorded $1.1 million in loss on extinguishment of debt for the quarter ended June 30, 2013 related to the write-off of a debt discount on the repayment of our euro denominated term loan.

Foreign currency transaction (loss) gain. We recognized $0.7 million of foreign currency transaction loss for the quarter ended June 30, 2013 compared to a small foreign currency transaction gain for the quarter ended July 1, 2012. Foreign currency gains and losses are recognized when a transaction is denominated in a currency other than the subsidiary’s functional currency. The increase in foreign currency transaction loss was primarily attributable to foreign currency exchange rate fluctuations on foreign currency denominated intercompany payables and receivables.

Other non-operating income (expense). Our other non-operating income was immaterial for both the second quarters of 2013 and 2012.

Income tax expense. Our effective tax rate for the second quarter of 2013 and 2012 was 3.5% and 0.4%, respectively. The change in our effective tax rate from the second quarter of 2012 to the second quarter of 2013 primarily relates to the relative percentage of our pre-tax income from operations in countries with related income tax expense compared to operations in countries in which we have pre-tax losses but for which we record a valuation allowance against our deferred tax assets, and thus, cannot recognize income tax benefits. We recorded an income tax expense of $0.4 million during the second quarter of 2013 compared to a tax benefit of less than $0.1 million for the second quarter of 2012. Given our history of operating losses, we do not generally record a provision for income taxes in the United States and certain of our European geographies.

Comparison of six months ended June 30, 2013 to six months ended July 1, 2012

Revenue. Revenue increased by 14% to $160.8 million for the six months ended June 30, 2013 from $140.5 million for the six months ended July 1, 2012, primarily as a result of our acquisition of OrthoHelix and growth in upper extremity joints and trauma. Sales of OrthoHelix products contributed $16.3 million of revenue to the six months ended June 30, 2013. Foreign currency exchange rate fluctuations had a negative impact of $0.4 million in the first six months of 2013.

Revenue by product category. Revenue in upper extremity joints and trauma increased by 7% to $96.0 million for the six months ended June 30, 2013 from $90.0 million for the six months ended July 1, 2012, primarily as a result of the continued increase in sales of our Aequalis reversed and Aequalis Ascend shoulder products. We believe that increased sales of our Aequalis reversed shoulder products resulted from continued market growth in shoulder replacement procedures and continued market movement toward reversed shoulder replacement procedures. We also saw an increase in sales of our Aequalis Ascend shoulder products which we believe continued to gain share in the shoulder replacement market. Foreign currency exchange rate fluctuations had a minimal impact on the upper extremity joints and trauma revenue growth during the six months ended June 30, 2013. We anticipate that revenue from upper extremities will be favorably impacted in future periods as a result of the recent launch of our Ascend Flex shoulder. Revenue in our lower extremity joints and trauma increased by 114% to $29.0 million for the six months ended June 30, 2013 from $13.5 million for the six months ended July 1, 2012, primarily as a result of our acquisition of OrthoHelix in the fourth quarter of 2012. This growth was partially offset by decreased sales of legacy Tornier foot and ankle fixation products within the United States. Revenue in sports medicine and biologic was $7.9 million during the six months ended June 30, 2013 and the six months ended July 1, 2012 as growth in our suture and biofiber products was offset by decreases in certain anchor product lines. Revenue from large joints and other decreased by 4% to $27.9 million for the six months ended June 30, 2013 from $29.1 million for the six months ended July 1, 2012 related primarily to declines in the sales of our knee products. Revenue from our large joints and other category is primarily generated in certain southern European geographies which continued to experience economic pressures, negatively impacting our revenue in this category. Foreign currency exchange rate fluctuations had a negative $0.3 million impact on the large joints and other product category during the six months ended June 30, 2013.

Revenue by geography. Revenue in the United States increased by 23% to $93.6 million for the six months ended June 30, 2013 from $76.3 million for the six months ended July 1, 2012, primarily due to the $16.3 million of revenue from OrthoHelix products. Our revenues in the United States also experienced growth in our upper extremity joints and trauma products, while our legacy Tornier lower extremity joints and trauma products experienced a decrease in revenue as a result of our focus on the integration of OrthoHelix products and the ongoing transition of our United States sales channel toward focusing separately on upper and lower extremity products. While we believe this transition will increase our ability to meet our customers’ needs, it has had negative impact on our United States revenue and could continue to negatively impact revenue in the future due to potential disruption in our sales channels. International revenue increased by 5% to $67.3 million for the six months ended June 30, 2013 from $64.2 million for the six months ended July 1, 2012. Foreign currency exchange rate fluctuations had a negative $0.4 million impact on international revenue during the first six months of 2013. International revenue increased due to growth in sales in France and from certain geographic expansion activities in which we increased the number of products sold through direct sales channels in countries where we have historically utilized local independent distributor representation. Our increased international revenue growth was partially offset by decreases in revenue in certain Western European countries due to continued austerity measures and lower procedure volumes.

Cost of goods sold. Cost of goods sold increased to $45.9 million for the six months ended June 30, 2013 from $39.2 million for the six months ended July 1, 2012. As a percentage of revenue, cost of goods sold increased from 28% for the first six months of 2012 to 29% for the first six months of 2013, primarily due to approximately $3.7 million in fair value adjustments related to inventory acquired in our acquisition of OrthoHelix. Excluding the inventory fair value adjustment items, our cost of goods sold as a percentage of revenue due to product cost improvements and production efficiencies, partially offset by a higher level of excess and obsolete inventory charges. Our cost of goods sold and corresponding gross profit as a percentage of revenue can be expected to fluctuate in future periods depending upon certain factors, including, among others, changes in our product sales mix and prices, distribution channels and geographies, manufacturing yields, plans for insourcing some previously outsourced production activities, inventory reserves required, levels of production volume and fluctuating inventory costs due to changes in foreign currency exchange rates since the period they were manufactured. In addition, over the next year we expect to continue to record fair value adjustment changes as cost of goods sold from the sell through of inventory acquired from business acquisitions.

Selling, general and administrative. Our selling, general and administrative expenses increased by 21% to $103.6 million for the six months ended June 30, 2013 from $85.6 million for the six months ended July 1, 2012. As a percentage of revenue, selling, general and administrative expenses were 64% and 61% for the six months ended June 30, 2013 and the six months ended July 1, 2012, respectively. Included in selling, general and administrative expenses for the three months ended June 30, 2013 is $10.5 million of expense relating to OrthoHelix. Excluding this amount, the increase in total selling, general and administrative expense was primarily a result of the following items: variable sales expenses that include sales commissions and product royalties, which were higher due to higher revenue in the first half of 2013; higher non-variable sales expenses due to the establishment of direct sales channels in the U.S, and several countries internationally; and the medical device excise tax in the U.S. We expect selling, general and administrative expenses as a percentage of revenue to be higher than historical levels in the near term until we experience the anticipated revenue benefits of our distribution channel transitions, integration initiatives, investments in sales resources, training and education, and new product launches, including the Ascend Flex.

Research and development. Research and development expenses increased by 6% to $11.7 million for the six months ended June 30, 2013 from $11.1 million for the six months ended July 1, 2012. As a percentage of revenue, research and development expenses decreased 1% to 7% for the six months ended June 30, 2013 from 8% for the six months ended July 1, 2012. The increase in total research and development expense of $0.6 million was primarily due to the OrthoHelix acquisition and was partially offset by a lower level of project specific spending compared to the prior year period.

Amortization of intangible assets. Amortization of intangible assets increased $2.3 million to $7.6 million for the six months ended June 30, 2013 from $5.3 million for the six months ended July 1, 2012. The increase in amortization expense was primarily attributable to an increase in intangible assets due to our acquisition of OrthoHelix.

Special charges. Special charges were $4.9 million for the six months ended June 30, 2013. The $4.9 million is comprised of acquisition, integration costs and distributor transition costs and $1.2 million in charges related to legal settlements in the U.S. Refer to Note 13 to our consolidated financial statements for further details on special charges. The $2.9 million of special charges for the six months ended July 1, 2012 was comprised of approximately $2.5 million of costs incurred in relation to the facilities consolidation initiative, $0.4 million of expense related to departure of our former Global Chief Financial Officer and $0.1 million of legal costs related to the acquisition of our exclusive distributor in Belgium and Luxembourg. We expect to continue to record special charges in 2013 primarily related to the ongoing integration of OrthoHelix and distribution transitions and expect these remaining amounts to range from $4.6 million to $6.6 million.

Interest income. Our interest income was immaterial for both the six months ended June 30, 2013 and July 1, 2012.

Interest expense. Our interest expense increased to $4.0 million for the six months ended June 30, 2013 from $0.9 million for the six months ended July 1, 2012 due primarily to the establishment of a new credit facility in late 2012, which was used to fund our acquisition of OrthoHelix. In addition, interest expense was higher due to the accretion of interest expense related to OrthoHelix earn-out liabilities. We will continue to experience interest expense related to the credit agreement; however, in the second quarter of 2013, we repaid our euro denominated term loan in full and paid approximately $10.5 million of principal on our U.S. dollar denominated term loan, which will reduce future interest expense from levels incurred in the first half of 2013.

Loss on extinguishment of debt. We recorded $1.1 million in loss on extinguishment of debt for the six months ended June 30, 2013 related to the write-off of a debt discount on the repayment of our euro denominated term loan.

Foreign currency transaction (loss) gain. We recognized $0.8 million of foreign currency transaction loss for the six months ended June 30, 2013 compared to a small foreign currency transaction gain for the six months ended July 1, 2012. Foreign currency gains and losses are recognized when a transaction is denominated in a currency other than the subsidiary’s functional currency. The increase in foreign currency transaction loss was primarily attributable to foreign currency exchange rate fluctuations on foreign currency denominated intercompany payables and receivables.

Other non-operating income. Our other non-operating income was immaterial for the six months ended June 30, 2013 and July 1, 2012.

Income tax expense. Our effective tax rate for the six months ended June 30, 2013 and July 1, 2012 was 2.5% and 24.6%, respectively. The change in our effective tax rate from 2012 to 2013 primarily relates to the relative percentage of our pre-tax income from operations in countries with related income tax expense compared to operations in countries in which we have pre-tax losses but for which we record a valuation allowance against our deferred tax assets, and thus, cannot recognize income tax benefits. We recorded income tax expense of $0.5 million during the six months ended June 30, 2013 compared to an income tax expense of $1.0 million for the six months ended July 1, 2012. Given our history of operating losses, we do not generally record a provision for income taxes in the United States and certain of our European geographies.

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

Liquidity and Capital Resources

Since inception, we have generated significant operating losses resulting in an accumulated deficit of $254.9 million as of June 30, 2013. Historically, our liquidity needs have been met through a combination of sales of our equity and debt securities and other bank related debt. We believe that our cash and cash equivalents balance of approximately $58.7 million as of June 30, 2013, along with $30.0 million of available credit under our revolving credit facility will be sufficient to fund our working capital requirements and operations and permit anticipated capital expenditures during the next twelve months. In the event that we would require additional working capital to fund future operations or for other needs, we could seek to acquire that through additional issuances of equity or debt financing arrangements, which may or may not be available on favorable terms at such time.

The following table sets forth, for the periods indicated, certain liquidity measures:

	As of
	June 30, 2013	December 30, 2012
	($ in thousands)
Cash and cash equivalents	$58,715	$31,108
Working capital	147,117	136,692
Available lines of credit	30,000	29,000

Total working capital was impacted during the first six months of 2013 primarily as a result of the completion of our underwritten public offering in May 2013 and the subsequent repayment of certain long-term debt. The offering consisted of 8.1 million ordinary shares at a public offering price of $16.15 per ordinary share. Pursuant to the offering, we sold 5.2 million shares and certain shareholders sold 2.9 million shares, both of which were inclusive of the exercise of the underwriters’ over-allotment option. We received $78.9 million in net proceeds from this offering, net of the underwriters’ discount and commissions and offering expenses and used approximately $50.5 million of the net proceeds to pay off our $40.0 million Euro-based term loan and a portion of our US-dollar denominated term loan. We intend to use the remaining net proceeds for working capital and general corporate purposes.

The debt that was repaid in the second quarter of 2013 related to the credit facility that was entered into in October 2012 to fund the acquisition of OrthoHelix. Under the credit agreement, we have credit availability of $145 million, consisting of: (1) a senior secured term loan facility denominated in U.S. dollars in an aggregate principal amount of up to $75 million (referred to as the USD term loan facility); (2) a senior secured term loan facility denominated in Euros in an aggregate principal amount of up to the U.S. dollar equivalent of $40 million (referred to as the EUR term loan facility); and (3) a senior secured revolving credit facility denominated at our election, in U.S. dollars, Euros, pounds, sterling and yen in an aggregate principal amount of up to the U.S. dollar equivalent of $30 million. The borrowings under the term loan facilities were used to pay a portion of the OrthoHelix acquisition consideration, and such fees, costs and expenses incurred in connection with the acquisition and the credit agreement and to repay prior existing indebtedness of us and our subsidiaries. The consideration paid to OrthoHelix included $100 million in cash, $38 million in equity, and potential earn-out payments in cash of up to an aggregate of $20 million based upon our sales of lower extremity joints and trauma products during fiscal years 2013 and 2014.

Operating activities. Net cash provided by operating activities was $17.7 million for the six months ended June 30, 2013 compared to $13.3 million for the six months ended July 1, 2012. The increase in operating cash flow was primarily attributable to an increase in cash from working capital of $6.1 million. While the net loss for the six months ended June 30, 2013 was higher than the net loss for the six months ended July 1, 2012, this increase was primarily due to increased non-cash expenses including depreciation and amortization of $3.4 million, charges incurred related to acquired inventory of $3.6 million, and increased obsolescence charges of $2.1 million compared to the same period of the prior year.

Investing activities. Net cash used in investing activities totaled $23.4 million during the six months ended June 30, 2013 compared to $15.6 million during the six months ended July 1, 2012. The increase in net cash used in investing activities was due primarily to cash used to acquire certain assets of our exclusive distributor in Canada, our lower extremity distributor in the United

Kingdom, and the acquisition of certain distributors in the United States. In addition, our investments in instruments and property, plant and equipment were higher in the first six months of 2013 primarily driven by the launch of our Ascend Flex and capitalized software development costs. Expenditures related to property, plant and equipment were $4.8 million and $3.7 million for the six months ended June 30, 2013 and July 1, 2012, respectively. Expenditures related to instruments were $12.5 million and $7.8 million for the six months ended June 30, 2013 and July 1, 2012, respectively.

Our industry is capital intensive, particularly as it relates to surgical instrumentation. Historically, our capital expenditures have consisted principally of purchased manufacturing equipment, research and testing equipment, computer systems, office furniture and equipment and surgical instruments.

Financing activities. Net cash provided by financing activities increased to $33.9 million during the six months ended June 30, 2013, from $10.3 million during the six months ended July 1, 2012. This increase was primarily related to $78.9 million in net proceeds from our underwritten public offering completed in May 2013, offset by the repayment of long-term debt, which included the payoff of the senior secured term loan facility denominated in Euros (approximately €30.7 million) and $10.5 million of our senior secured term loan facility denominated in U.S. Dollar.

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

Contractual Obligations and Commitments

We refer you to the description of our contractual obligations and commitments as of December 30, 2012 as set forth in our annual report on Form 10-K for the fiscal year ended December 30, 2012. There were no material changes to such information since that date through June 30, 2013, except for certain potential future earn-out obligations, aggregating up to approximately $2.1 million, incurred in connection with the acquisition of certain assets of our exclusive distributor in Canada, the acquisition of certain assets of our lower extremities distributor in the United Kingdom, and the acquisition of certain distributors in the United States and the repayment of approximately $50.5 million of our term debt.

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

Interest Rate Risk

Borrowings under our revolving credit facility and term loans bear interest at variable rates. As of June 30, 2013, we had no borrowings under our revolving credit facility and $64.2 million in borrowings under our term loans. Based upon this debt level, a 100 basis point increase in the annual interest rate on such borrowings would have an impact of approximately $0.7 million on our interest expense on an annual basis.

At our option, loans under our revolving credit facility and USD term facility bear interest at (a) the alternate base rate (if denominated in U.S. dollars), equal to the greatest of (i) the prime rate in effect on such day, (ii) the federal funds rate in effect on such day plus 1/2 of 1%, and (iii) the adjusted LIBO rate plus 1%, plus in the case of each of (i)-(iii) above, an applicable rate of

2.00% or 2.25% (depending on our total net leverage ratio as defined in our credit agreement), or (b) in at the applicable adjusted LIBO rate for the relevant interest period plus an applicable rate of 3.00% or 3.25% (depending on our total net leverage ratio), plus the mandatory cost (as defined in our credit agreement) if such loan is made in a currency other than U.S. dollars or from a lending office in the United Kingdom or a participating member state (as defined in our credit agreement).

At June 30, 2013 our cash and cash equivalents were $58.7 million. Based on our annualized average interest rate, a 100 basis point decrease in the annual interest rate on such balances would not result in a material impact on our interest income on an annual basis.

Foreign Currency Exchange Rate Risk

Fluctuations in the exchange rate between the U.S. dollar and foreign currencies could adversely affect our financial results. In the six months ended June 30, 2013 and July 1, 2012, approximately 42% and 46%, respectively, of our revenues were denominated in foreign currencies, respectively. We expect that foreign currencies will continue to represent a similarly significant percentage of our revenues in the future. Operating expenses related to these revenues are largely denominated in the same respective currency, thereby limiting our transaction risk exposure, to some extent. However, for revenues not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases and if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our prices not being competitive in a market where business is transacted in the local currency.

In the six months ended June 30, 2013, approximately 76% of our revenues denominated in foreign currencies were derived from European Union countries and were denominated in Euros. Additionally, we have significant intercompany payables and debt with certain European subsidiaries, which are denominated in foreign currencies, principally the Euro. Our principal exchange rate risk therefore exists between the U.S. dollar and the Euro. Fluctuations from the beginning to the end of any given reporting period result in the re-measurement of our foreign currency-denominated cash, receivables, payables and debt, generating currency transaction gains or losses that impact our non-operating income/expense levels in the respective period and are reported in foreign currency transaction gain (loss) in our consolidated financial statements. In 2012 and the first six months of 2013, we economically hedged our exposure to fluctuations in the Euro and other currencies by entering into foreign exchange forward contracts.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our President and Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 240.15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2013. Based on that review and evaluation, which included inquiries made to certain of our other employees, the Certifying Officers have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to Tornier required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the second quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except that we are currently in the process of evaluating and integrating OrthoHelix’s internal controls into ours.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

A description of our legal proceedings in Note 14 of our consolidated financial statements included in this report is incorporated herein by reference.

ITEM 1A. RISK FACTORS.

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. For a discussion of the specific risks that could materially adversely affect our business, financial condition or operating results, please see our annual report on Form 10-K for the fiscal year ended December 30, 2012 under the heading “Part I — Item 1A. Risk Factors” and our quarterly report on Form 10-Q for the three months ended March 31, 2013 under the heading “Part II — Item 1A. Risk Factors.” There has been no material change to the risk factors as disclosed in those reports.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

During the second quarter of 2013, we did not issue any ordinary shares or other equity securities of our company that were not registered under the Securities Act of 1933, as amended.

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

Through June 30, 2013, we used approximately $116.1 million (€86.4 million) of the net proceeds from the offering to repay all of the outstanding indebtedness under our notes payable, including accrued interest thereon. Additionally, through June 30, 2013, we used $9.1 million of the net proceeds from the offering to purchase instruments and implants and $16.8 million to reduce our short-term borrowings under our lines of credit. The remaining net proceeds were used in the acquisition of OrthoHelix, which was completed in October 2012. The majority of the $116.1 million used to repay the outstanding indebtedness under our notes payable, including accrued interest thereon, and none of the other net proceeds, were paid to certain of our directors and officers, or their associates, to persons owning ten percent or more of our outstanding ordinary shares and other affiliates of ours.

Issuer Purchases of Equity Securities

We did not purchase any ordinary shares or other equity securities of ours during the second quarter of 2013.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS.

The following exhibits are filed or furnished with this quarterly report on Form 10-Q:

Exhibit No.	Description

3.1	Articles of Association of Tornier N.V., as amended (Incorporated by reference to Exhibit 3.1 to Tornier’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 28, 2013 (File No. 001-35065))

10.1	Purchase Agreement, dated May 9, 2013, among Tornier N.V., the Selling Shareholders named therein, and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Representatives of the Several Underwriters named therein (Incorporated by reference to Exhibit 1.1 to Tornier’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 10, 2013 (File No. 001-35065))

12.1	Ratio of Earnings to Fixed Charges (Filed herewith)

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

101	The following materials from Tornier N.V.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets as of June 30, 2013 and July 1, 2012, (ii) the unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2013 and July 1, 2012, (iii) the unaudited Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2013 and July 1, 2012, (iv) the unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and July 1, 2012, and (v) Notes to Consolidated Financial Statements (Furnished herewith)*

*	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under Section 11 or 12 of the Securities Act of 1933, as amended, or otherwise subject to the liability of those sections, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TORNIER N.V.

Date: August 6, 2013	By:	/s/ David H. Mowry
David H. Mowry
President and Chief Executive Officer
(principal executive officer)

	By:	/s/ Shawn T McCormick
Shawn T McCormick
Chief Financial Officer
(principal financial and accounting officer)

TORNIER N.V.

QUARTERLY REPORT ON FORM 10-Q

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

3.1	Articles of Association of Tornier N.V., as amended	Incorporated by reference to Exhibit 3.1 to Tornier’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 28, 2013 (File No. 001-35065)

10.1	Purchase Agreement, dated May 9, 2013, among Tornier N.V., the Selling Shareholders named therein, and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Representatives of the Several Underwriters named therein	Incorporated by reference to Exhibit 1.1 to Tornier’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 10, 2013 (File No. 001-35065)

12.1	Ratio of Earnings to Fixed Charges	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101	The following materials from Tornier N.V.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets as of June 30, 2013 and July 1, 2012, (ii) the unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2013 and July 1, 2012, (iii) the unaudited Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2013 and July 1, 2012, (iv) the unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and July 1, 2012, and (v) Notes to Consolidated Financial Statements	Furnished herewith

*	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under Section 11 or 12 of the Securities Act of 1933, as amended, or otherwise subject to the liability of those sections, except as shall be expressly set forth by specific reference in such filings.