Form 10-K
period 2013-12-29
Tornier N.V.
filed 2014-02-21
CIK 1492658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 1-35065

TORNIER N.V.

(Exact name of registrant as specified in its charter)

The Netherlands	98-0509600
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Prins Bernhardplein 200 1097 JB Amsterdam, The Netherlands	None
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (+ 31) 20 675 4002

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Ordinary shares, par value €0.03 per share	Nasdaq Stock Market LLC (NASDAQ Global Select Market)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of ordinary shares held by non-affiliates of the registrant on June 30, 2013 was $481.7 million based on the closing sale price of the ordinary shares on that date, as reported by the NASDAQ Global Select Market. For purposes of the foregoing calculation only, the registrant has assumed that all officers and directors of the registrant, and their affiliated entities, are affiliates.

As of February 18, 2014 there were 48,521,602 ordinary shares outstanding.

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

This report contains references to among others, our trademarks Aequalis®, Aequalis Ascend®, Aequalis Ascend® Flex™, Aequalis® Fracture™, Aequalis® IM Nail™, Aequalis® Primary™, Aequalis® Reversed Fracture™, Aequalis® Reversed II™, ArthroTunneler™, BioFiber®, Cannulink™, Conexa™, Force Fiber™, Insite®, Insite® FT™, Latitude®, Latitude® EV™, MaxLock®, MaxLock® Extreme™, MiniMaxLock™, Phantom Fiber™, Piton®, PYC Humeral Head™, Salto®, Salto® Total Ankle™, Salto Talaris®, Simpliciti®, and Tornier®. All other trademarks or trade names referred to in this report are the property of their respective owners.

Our fiscal year-end always falls on the Sunday nearest to December 31. References in this report to a particular year generally refer to the applicable fiscal year. Accordingly, references to “2013” or “the year ended December 29, 2013” mean the fiscal year ended December 29, 2013.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements including, in particular, the statements about our plans, objectives, strategies and prospects regarding, among other things, our financial condition, operating results and business. We have identified some of these forward-looking statements with words like “believe,” “may,” “will,” “should,” “could,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate” “continue” or other words and terms of similar meaning and the use of future dates. These forward-looking statements are based on current expectations about future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control and could cause our actual results to differ materially from those matters expressed or implied by our forward-looking statements. Forward-looking statements (including oral representations) are only predictions or statements of current plans and can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including, among other things, risks associated with:

•	our history of operating losses and negative cash flow;

•	our reliance on our independent sales agencies and distributors to sell our products and the effect on our business and operating results of agency and distributor changes, transitions to direct selling models in certain geographies, including most recently in the United States, Canada, Australia, Japan, Belgium and Luxembourg, and the recent transition of our U.S. sales channel towards focusing separately on upper and lower extremity products, and the adverse impact of such changes and transitions on our revenue and other operating results;

•	continuing weakness in the global economy, which has been and may continue to be exacerbated by austerity measures taken by several countries, and automatic and discretionary governmental spending cuts, which could reduce the availability or affordability of private insurance or Medicare or other governmental reimbursement or may affect patient decision to undergo elective procedures, and could otherwise adversely affect our business and operating results;

•	our reliance on sales of our upper extremity joints and trauma products, including in particular our shoulder products, which generate a significant portion of our revenue, and the third quarter of 2013 launch of our Aequalis Ascend Flex;

•	deriving a significant portion of our revenues from operations in certain geographic markets that are subject to political, economic and social instability, including in particular France, and risks and uncertainties involved in launching our products in certain new geographic markets, including in particular Japan, China and Brazil;

•	fluctuations in foreign currency exchange rates;

•	disruption and turmoil in global credit and financial markets, which may be exacerbated by the inability of certain countries to continue to service their sovereign debt obligations;

•	not successfully developing and marketing new products and technologies and implementing our business strategy;

•	not successfully competing against our existing or potential competitors;

•	our October 2012 acquisition of OrthoHelix Surgical Designs, Inc., and risks related thereto, including our inability to integrate successfully our commercial organizations, including in particular our distribution and sales representative arrangements, and our failure to realize the anticipated benefits and synergies to our business and operating results;

•	the reliance of our business plan on certain market assumptions;

•	our private label manufacturers failing to provide us with sufficient supply of their products, or failing to meet appropriate quality requirements;

•	our plans to bring the manufacturing of certain of our products in-house and possible disruptions we may experience in connection with such transition;

•	our plans to increase our gross margins by taking certain actions designed to do so;

•	the loss of key suppliers, which may result in our inability to meet customer orders for our products in a timely manner or within our budget;

•	our patents and other intellectual property rights not adequately protecting our products or alleged claims of patent infringement by us, which may result in our loss of market share to our competitors and increased expenses;

•	the incurrence of significant expenditures of resources to maintain relatively high levels of inventory, which could reduce our cash flows and increase the risk of inventory obsolescence, which could harm our operating results;

•	our credit agreement, senior secured term loan and revolving credit facility and risks related thereto;

•	our inability to access our revolving credit facility or raise capital when needed, which could force us to delay, reduce, eliminate or abandon our commercialization efforts or product development programs;

•	restrictive affirmative financial and other covenants in our credit agreement that may limit our operating flexibility;

•	consolidation in the healthcare industry that could lead to demands for price concessions or the exclusion of some suppliers from certain of our markets, which could have an adverse effect on our business, financial condition or operating results;

•	our clinical trials and their results and our reliance on third parties to conduct them;

•	regulatory clearances or approvals and the extensive regulatory requirements to which we are subject;

•	the compliance of our products with the laws and regulations of the countries in which they are marketed, which compliance may be costly and time-consuming;

•	the use, misuse or off-label use of our products that may harm our image in the marketplace or result in injuries that may lead to product liability suits, which could be costly to our business or result in governmental sanctions;

•	healthcare reform legislation, including the excise tax on U.S. sales of certain medical devices, and its implementation, possible additional legislation, regulation and other governmental pressure in the United States and globally, which may affect utilization, pricing, reimbursement, taxation and rebate policies of governmental agencies and private payors, which could have an adverse effect on our business, financial condition or operating results; and

•	pending and future litigation, which could have an adverse effect on our business, financial condition or operating results.

For more information regarding these and other uncertainties and factors that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements or otherwise could materially adversely affect our business, financial condition or operating results, see “Part I — Item 1A. Risk Factors.” The risks and uncertainties described above and in the “Part I — Item 1A. Risk Factors” section of this report are not exclusive and further information concerning us and our business, including factors that potentially could materially affect our financial results or condition, may emerge from time to time. We assume no obligation to update, amend or clarify forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. We advise you, however, to consult any further disclosures we make on related subjects in our future annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K we file with or furnish to the Securities and Exchange Commission.

PART I

ITEM 1. BUSINESS

Overview

We are a global medical device company focused on providing solutions to surgeons that treat musculoskeletal injuries and disorders of the shoulder, elbow, wrist, hand, ankle and foot, which we refer to as “extremity joints.” We sell to these surgeons a broad line of joint replacement, trauma, sports medicine and biologic products to treat extremity joints. In certain international markets, we also offer joint replacement products for the hip and knee.

We have had a tradition of innovation, intense focus on science and education and a commitment to the advancement of orthopaedics in the pursuit of improved clinical outcomes for patients since our founding over 70 years ago in France by René Tornier. Our history includes the introduction of the porous orthopaedic hip implant, the application of the Morse taper, which is a reliable means of joining modular orthopaedic implants, and more recently, the introduction of the stemless shoulder both in Europe and in a U.S. clinical trial. This track record of innovation based on science and education stems from our close collaboration with leading orthopaedic surgeons and thought leaders throughout the world.

We believe we are differentiated in the marketplace by our strategic focus on extremities, our full portfolio of upper and lower extremity products, and our extremity-focused sales organization. We offer a broad product portfolio of over 95 extremities products that are designed to provide solutions to our surgeon customers with the goal of improving clinical outcomes for their patients. We believe a more active and aging patient population with higher expectations regarding “quality of life,” an increasing global awareness of extremities solutions, improved clinical outcomes as a result of the use of extremities products and technological advances resulting in specific designs for extremities products that simplify procedures and address unmet needs for early interventions and the growing need for revisions and revision related solutions will drive the market for extremities products.

Our global corporate headquarters are located in Amsterdam, the Netherlands. We also have significant operations located in Bloomington, Minnesota (U.S. headquarters, sales, marketing and distribution and administration), Grenoble, France (OUS headquarters, manufacturing and research and development), Macroom, Ireland (manufacturing), Warsaw, Indiana (research and development) and Medina, Ohio (marketing, research and development). In addition, we conduct local sales and distribution activities across 13 sales offices throughout Europe, Asia, Australia and Canada.

Customers, Sales and Distribution

Our target customers are surgeon specialists focused on extremity injuries and disorders, along with general surgeons and podiatrists that perform extremities-related surgical procedures. We provide these surgeons extensive “hands on” orthopaedic training and education, including fellowships and masters courses that are not easily accessible through traditional medical training programs. We believe that our history of innovation and focus on quality and improving clinical outcomes, along with our training programs, allow us to reach surgeons early in their careers and provide on-going value, which includes experiencing the clinical benefits of our products.

While we market our broad portfolio of products to these surgeons, our revenue is generated from sales of our products to healthcare institutions and stocking distributors. We have built and developed local sales organizations to serve these customer groups across the markets in which we operate. Our sales organizations are structured based on the requirements of the local markets in which they serve and consist of sales associates, sales management and support personnel that are either employed by us or provided under contract by an independent distributor or sales agency. Our direct sales employees and independent sales agencies earn commissions based on the revenue they generate from sales of our products.

United States

In the United States, we market and sell a broad offering of products, including products for upper extremity joints and trauma, lower extremity joints and trauma, and sports medicine and biologics. We do not actively market products for the hip or knee, which we refer to as “large joints,” in the United States, although we have clearance from the U.S. Food and Drug Administration, or FDA, to sell certain large joint products. Our distribution system in the United States currently consists of approximately 145 direct sales representatives and approximately 40 independent sales agencies that sell our products.

We are in the process of completing our strategic initiative to transition our U.S. sales organization from a network of independent sales agencies that sold our full product portfolio to a combination of direct sales teams and independent sales agencies that are individually focused on selling either upper extremity products or lower extremity products across the territories that they serve. To create these separate upper and lower extremity sales channels, in 2013, we terminated relationships with certain independent sales agencies and transitioned these territories to new agencies or established direct sales representation; acquired sales agencies and established direct sales representation; or transitioned an upper or lower extremity product portfolio between agencies or from an agency to a new direct sales team. These transitions caused disruption in our U.S. business and revenue in 2013. As we move into 2014, we expect to continue and complete the transition of our sales representatives to focus on either upper or lower extremities products, optimize our territory structures, hire additional sales representatives to fill territories and educate and train our sales teams and, as a result, we expect to continue to experience disruption in our U.S. business and revenue in 2014. Currently, approximately 60% of our direct sales representatives and 80% of our distributors are identified and transitioned, or in the process of transitioning, to either dedicated upper or lower extremities products. Our goal for 2014 is to become 85% dedicated to either upper extremities or lower extremities products by the end of 2014. The goal is 85% since not all of our territories warrant two separate sales representatives. In terms of training, our goal is to train an average of 50 sales representatives per quarter during 2014 for a total of 200 representatives by the end of 2014. We believe this will be an important milestone because we believe it will be an indication that our sales representatives have the requisite pathology, procedural and product knowledge and skills to communicate the key aspects of their product lines and to support and guide surgeons during cases. While this transition has caused and is expected to continue to cause disruption in our U.S. business, we ultimately believe that this strategy will position us to leverage our sales force and broad product portfolio toward our goal of achieving above market extremities revenue growth and margin expansion over the long term by allowing us to increase the product proficiency of our sales representatives to better serve our surgeon customers and to increase and optimize our selling opportunities by improving our overall procedure coverage and providing access to new specialists, general surgeons and accounts.

International

Internationally, we sell our full product portfolio, including upper and lower extremity products, sports medicine and biologics products and large joints products. We utilize several distribution approaches that are tailored to the needs and requirements of each individual market. Our international sales and distribution system currently consists of 13 direct sales offices and approximately 25 distributors that sell our products in approximately 45 countries. We utilize direct sales organizations in certain mature European markets, Australia, Japan and Canada. In France, our largest international market, we have an upper extremity direct sales force and a separate direct sales force that sells a combination of hip, knee and lower extremity products. In addition, we may also utilize independent stocking distributors in these direct sales areas to further broaden our distribution channel. In certain other geographies, including emerging markets, we utilize independent stocking distributors to market and sell our full product portfolio or select portions of our product portfolio.

As part of our efforts to grow internationally, over the last few years we have expanded our distribution and sales efforts into Mexico, Israel, Argentina, Singapore and Vietnam through partnerships with local stocking distributors. In addition, we have selectively transitioned from distributor representation to direct sales representation in certain countries, including Australia, the United Kingdom, Denmark, Belgium, Luxembourg, Japan and Canada during the past few years. We plan to continue this strategy of international expansion, in combination with the tailoring of our international distribution approach to the needs and requirements of each individual market. This strategy may result in additional sales coverage transitions in the future.

We generated $182.1 million, or 59% of our total revenue, in the United States during the year ended December 29, 2013, compared to $156.8 million and $141.5 million during the years ended December 30, 2012 and January 1, 2012, respectively. We generated $128.9 million, or 41% of our total revenue, in international markets outside of the United States during the year ended December 29, 2013, compared to $120.8 million and $119.7 million during the years ended December 30, 2012 and January 1, 2012, respectively. Our total revenue in France was $58.2 million in 2013, $52.7 million in 2012 and $55.4 million in 2011. Our total revenue in the Netherlands was $5.8 million in 2013, $5.3 million in 2012 and $5.0 million in 2011.

Product Portfolio

We manage our business in one reportable segment that includes the design, manufacture, marketing and sales of orthopaedic products. We offer a broad product portfolio of over 95 extremities products that are designed to provide solutions to our surgeon customers with the goal of improving clinical outcomes for their patients. Our product portfolio consists of the following product categories:

Product category	Target addressable geography
Upper extremity joints and trauma	United States and International
Lower extremity joints and trauma	United States and International
Sports medicine and biologics	United States and International
Large joints and other	Selected International Markets

Although the industry traditionally organizes the orthopaedic market based on the mechanical features of the products, we organize our product categories in a way that aligns with the types of surgeons who most frequently use them. Therefore, we distinguish upper extremity joints and trauma from lower extremity joints and trauma, as opposed to viewing joint implants and trauma products as distinct product categories. Descriptions of our product categories are detailed below.

See the Fiscal Year Comparisons contained in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report for a three-year revenue history by product category.

Upper Extremity Joints and Trauma

The upper extremity joints and trauma product category includes joint implants and bone fixation devices for the shoulder, hand, wrist and elbow. Our global revenue from this category for the year ended December 29, 2013 was $184.5 million, or 59% of total revenue, which represents growth of 5% over the prior year.

We expect the shoulder to continue to be the largest and most important product category for us for the foreseeable future. Our shoulder joint implants are used to treat painful shoulder conditions due to arthritis, irreparable rotator cuff tendon tears, bone disease, fractured humeral heads or failed previous shoulder replacement surgery. Our shoulder products include the following:

•	Our total joint replacement products have two components—a humeral implant consisting of a metal stem or base attached to a metal head, and a plastic implant for the glenoid (shoulder socket). Together, these two components mimic the function of a natural shoulder joint. Our products in this area include the Aequalis Ascend, Aequalis Primary, Aequalis PerFORM and Simpliciti shoulder systems. The Simpliciti stemless shoulder is currently available in certain international markets and is in a clinical trial in the United States.

•	Our hemi joint replacement products replace only the humeral head and allow it to articulate against the native glenoid. These products include our PYC Humeral Head and Inspyre. PYC stands for pyrocarbon, which is a biocompatible material and is currently available in certain international markets.

•	Our reversed implants, which include the Aequalis Reversed II shoulder, are used in arthritic patients lacking rotator cuff function. The components are different from a traditional “total” shoulder in that the humeral implant has the plastic socket and the glenoid has the metal head. This design has the biomechanical impact of shifting the pivot point of the joint away from the body centerline and recruiting the deltoid muscles to enable the patient to elevate the arm.

•	Our convertible implants are modular implants that can be converted from a total or hemi joint replacement to a reversed implant at a later date if the patient requires it. In the third quarter of 2013, we launched our Aequalis Ascend Flex convertible shoulder system, which provides anatomic and reversed options within a single system and offers precise intra-operative implant-to-patient fit and easy conversion to reversed if necessary.

•	Our resurfacing implants, which include the Aequalis Resurfacing Head, are designed to preserve bone, which may benefit more active or younger patients with shoulder arthritis.

•	Trauma devices, such as plates, screws and nails, are non-articulating implants used to help stabilize fractures of the humerus. Our upper extremity trauma products include the Aequalis IM Nail, Aequalis Proximal Humeral Plate, Aequalis Fracture shoulder and Aequalis Reversed Fracture shoulder.

We also offer joint replacement and trauma products including implants, pins, plates and screws that are used to treat the hand, wrist and elbow. One of our distinctive product offerings for these smaller, non-load bearing joints are implants made from pyrocarbon, which has low joint surface friction and a high resistance to wear. We offer a wide range of pyrocarbon implants internationally and have begun to introduce some of these products into the United States. In 2013, we also launched our Latitude EV total elbow prosthesis. The Latitude EV gives surgeons the ability to reproduce the natural flexion/extension axis and restore natural kinematics of the elbow with its anatomic design.

Lower Extremity Joints and Trauma

The lower extremity joints and trauma category includes joint implants and bone fixation devices for the foot and ankle. Our global revenue from lower extremity joints and trauma for the year ended December 29, 2013 was $58.7 million, or 19% of total revenue, which represents growth of 72% over the prior year. This growth was primarily related to our acquisition of OrthoHelix Surgical Designs, Inc. (OrthoHelix) in the fourth quarter of 2012. In 2013, we received the required regulatory approvals to introduce the OrthoHelix product portfolio into certain international markets, including France and Germany, which resulted in the first international sales of these products in the second quarter of 2013. We have since received required regulatory approvals to introduce our OrthoHelix products in the United Kingdom.

Our lower extremity products include the following:

•	Our joint implants include replacement products for the ankle that involve replacing the joint with an articulating multi-component implant. These joint implants may be mobile bearing, in which the plastic component is free to slide relative to the metal bearing surfaces, or fixed bearing, in which this component is constrained. We offer mobile bearing implants outside the United States, including the Salto Total Ankle prosthesis, and precision bearing implants globally, including the Salto Talaris Total Ankle mobile version.

•	Our bone fixation products, including the OrthoHelix product portfolio, include a broad range of anatomically designed plates, screws and nails. These products are used to stabilize and heal fractured bones, joint dislocation, correct deformities and fuse arthritic joints of the foot and ankle that result from either acute injuries or chronic wear and tear. These devices are also utilized in the treatment of a wide range of non-traumatic surgical procedures. These products include the MaxLock, MiniMaxLock, and MaxLock Extreme plate and screw systems and the Cannulink Intraosseous Fixation System (IFS) for hammertoe correction.

Sports Medicine and Biologics

The sports medicine product category includes products used across several anatomic sites to mechanically repair tissue-to-tissue or tissue-to-bone injuries. Rotator cuff repair is the largest sub-segment in the sports medicine market. Other procedures relevant to extremities include shoulder instability treatment, Achilles tendon repair and soft tissue reconstruction of the foot and ankle and several other soft tissue repair procedures. Our sports medicine products include the Insite FT and Piton anchor products, ArthroTunneler arthroscopic tunneling device and Force Fiber suture products.

The field of biologics employs tissue engineering and regenerative medicine technologies focused on remodeling and regeneration of tendons, ligaments, bone and cartilage. Biologically or synthetically derived soft tissue grafts and scaffolds are used to treat soft tissue injures and are complementary to many sports medicine applications, including rotator cuff tendon repair and Achilles tendon repair. Hard tissue biologics products are used in many bone fusion or trauma cases where healing potential may be compromised and additional biologic factors are desired to enhance healing, where the surgeon needs additional bone or in cases where the surgeon wishes to use materials that are naturally incorporated by the body over time. Our biologics products include the BioFiber biologic absorbable scaffold products and Phantom Fiber high strength, resorbable suture products.

Because of its close relationship to extremity joint replacement and bone fixation, our sports medicine and biologics portfolio is comprised of products used to complement our upper and lower extremity product portfolios, providing surgeons a variety of products that may be used in upper and lower extremity surgical procedures.

Our revenue from sports medicine and biologics for the year ended December 29, 2013 was $14.8 million, or 5% of total revenue, which represents a decline in revenue of 5% over the prior year.

Large Joints and Other

The large joints and other product category includes hip and knee joint replacement implants and other ancillary products, including instrumentation. Hip and knee joint replacements are used to treat patients with painful arthritis in these larger joints and to treat femoral fracture patients. We offer these products in France and select international geographies. We currently have no plans to actively market our large joint implants in the United States. Our global revenue from large joints and other products for the year ended December 29, 2013 was $53.0 million, or 17% of total revenue, which represents growth of 1% over the prior year.

Manufacturing and Supply

We utilize a combination of internal manufacturing and a network of qualified outsourced manufacturing partners to produce our products and surgical instrumentation. We manufacture our internally-sourced products in three locations: Montbonnot, France, Grenoble, France and Macroom, Ireland. Our internal manufacturing operations are focused on product quality, continuous improvement and efficiency. Our operations in France have a long history and deep experience with orthopaedic manufacturing and innovation. Additionally, we believe we are the only company to have vertically integrated operations for the manufacturing of pyrocarbon orthopaedic products. We believe that this capability gives us a competitive advantage in design for manufacturing and prototyping of this innovative material. Our Ireland location has been practicing Lean cellular manufacturing concepts for many years with a philosophy focused on high productivity, flexibility and capacity optimization.

We continually manage our internal capacity and in-source manufacturing where we can; however, we are willing to outsource to our manufacturing partners when it provides us with cost efficiency, expertise, flexibility, and in instances where we need additional capacity. We also evaluate the potential to in-source products currently purchased from outside vendors.

We use a diverse and broad range of raw materials in the manufacturing of our products. We purchase all of our raw materials and select components used in the manufacturing of our products from external suppliers. In addition, we purchase some supplies from single sources for reasons of proprietary know-how, quality assurance, sole source availability, cost-effectiveness or constraints resulting from regulatory requirements. We work closely with our suppliers to ensure continuity of supply while maintaining high quality and reliability. Although we have no long-term supply contracts with any of these suppliers, we have not experienced, to date, any significant difficulty in locating and obtaining the materials necessary to fulfill our production requirements.

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

Our business, and the orthopaedic industry in general, is capital intensive, particularly as it relates to inventory and surgical instrumentation. Our business requires a significant level of inventory driven by our global footprint, the requirement to provide products within a short period of time, and the number of different sizes of many of our products. In addition, we must maintain a significant investment in surgical instrumentation as we provide these instruments to healthcare facilities and surgeons for their use to facilitate the implantation of our products.

Research and Development

We are committed to a strong research and development program focused on innovation. Our research and development teams are organized and aligned with our product marketing teams and are focused on improving clinical outcomes by designing new product features and by developing enhanced surgical techniques. Our internal research and development teams work closely with external research and development consultants and a global network of leading surgeon inventors to ensure we have broad access to best-in-class ideas and technologies to drive our product development pipeline. We also have an active business development team that actively evaluates novel technologies and development stage products, which our internal team can assist in bringing to market.

Our research and development expenses were $22.4 million, $22.5 million and $19.8 million in 2013, 2012 and 2011, respectively. As of December 29, 2013, we had a research and development staff of approximately 76 people, or 7% of our total employees, principally located in Montbonnot, France and Warsaw, Indiana, with additional staff in Grenoble, France, Bloomington, Minnesota and Medina, Ohio.

Competition

The market for orthopaedic devices is highly competitive and subject to rapid and profound technological change. Our currently marketed products are, and any future products we commercialize likely will be, subject to intense competition. We believe that the principal competitive factors include innovative product features and design, brand reputation, strong customer service, and the ability to provide a full line of orthopaedic products.

We face competition from large diversified orthopaedic manufacturers, such as DePuy Orthopaedics, Inc., a Johnson & Johnson subsidiary, Biomet, Inc., Zimmer Corporation and Stryker Corporation, and established mid-sized orthopaedic manufacturers, such as Arthrex, Inc., Wright Medical Group, Inc., Exactech, Inc., Integra LifeSciences Corporation and ArthroCare Corporation. Many of the companies developing or marketing competitive orthopaedic products enjoy several competitive advantages over us, including:

•	greater financial and human resources for product development and sales and marketing;

•	greater name recognition;

•	established relationships with surgeons, hospitals and third party payors;

•	broader product lines and the ability to offer rebates or bundle products to offer greater discounts or incentives to gain a competitive advantage; and

•	established sales and marketing and distribution networks.

We also compete against smaller, entrepreneurial companies with niche product lines. Our competitors may increase their focus on the extremities market, which is our primary strategic focus. Our competitors may develop and patent processes or products earlier than we can, obtain regulatory clearances or approvals for competing products more rapidly than we can or develop more effective or less expensive products or technologies that render our technology or products obsolete or non-competitive. We also compete with other organizations in recruiting and retaining qualified scientific, management and sales personnel, as well as in acquiring technologies complementary to our products or advantageous to our business. If our competitors are more successful than us in these matters, we may be unable to compete successfully against our existing and future competitors.

Intellectual Property

Patents, trade secrets, know-how and other proprietary rights are important to the continued success of our business. We believe our patents are valuable and our trade secrets, especially with respect to manufacturing processes, materials and product design, are also important in maintaining the proprietary nature of our product lines. We also rely upon continuing technological innovation, licensing opportunities, our creative product development and marketing staff, knowledge and experience to develop and maintain our competitive position.

We protect our proprietary rights through a variety of methods. As a condition of employment, we generally require employees to execute an employment agreement relating to the confidential nature of and company ownership of proprietary information and assigning intellectual property rights to us. We generally require confidentiality agreements with vendors, consultants and others who may have access to proprietary information. We generally limit access to our facilities and review the release of company information in advance of public disclosure.

We cannot be assured that our patents will provide competitive advantages for our products, or that our competitors will not challenge or circumvent these rights. In addition, we cannot be assured that the U.S. Patent and Trademark Office, or USPTO, or foreign patent offices will issue any of our pending patent applications. The USPTO and foreign patent offices also may reject or require significant narrowing of claims in our pending patent applications affecting patents issuing from the pending patent applications. Any patents issuing from our pending patent applications may not provide us with significant commercial protection. We could incur substantial costs in proceedings before the USPTO or foreign patent offices, including opposition and other post-grant proceedings. These proceedings could result in adverse decisions as to the validity of our inventions. Additionally, the laws of some of the countries in which our products are or may be sold may not protect our products and intellectual property to the same extent as the laws in the United States, or at all. Litigation also may be necessary to enforce patent rights we own.

The Leahy-Smith America Invents Act, or the Leahy-Smith Act, which was adopted in September 2011, includes a number of significant changes to U.S. patent law, including provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. Under the Leahy-Smith Act, the United States will transition from a “first-to-invent” system to a “first-to-file” system for patent applications filed on or after March 16, 2013. The USPTO is currently developing regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act have recently become effective. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business.

We rely on trade secrets and other unpatented proprietary technology. We cannot be assured that we can meaningfully protect our rights in our unpatented proprietary technology or that others will not independently develop substantially equivalent proprietary products or processes or otherwise gain access to our proprietary technology. We seek to protect our trade secrets and proprietary know-how, in part, with confidentiality agreements with employees and consultants. We cannot be assured, however, that the agreements will not be breached, that we will have adequate remedies for any breach or that our competitors will not discover or independently develop our trade secrets. Litigation also may be necessary to protect trade secrets or techniques we own.

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

Government Regulation

We are subject to varying degrees of government regulation in the countries in which we conduct business. In some countries, such as the United States, Europe, Canada and Japan, government regulation is significant and, we believe there is a general trend toward increased and more stringent regulation throughout the world. As a manufacturer and marketer of medical devices, we are subject to extensive regulation by the U.S. Food and Drug Administration, other federal governmental agencies and state agencies in the United States and similar foreign governmental authorities in countries located outside the United States. These regulations generally govern the introduction of new medical devices, the observance of certain standards with respect to the design, manufacture, testing, labeling, promotion and sales of the devices, the maintenance of certain records, the ability to track devices, the reporting of potential product defects, the import and export of devices, as well as other matters. In addition, as a participant in the healthcare industry, we are also subject to various other U.S. federal, state and foreign laws. We strive to comply with regulatory requirements governing our products and operations and to conduct our affairs in an ethical manner. This practice is reflected in our Code of Business Conduct and Ethics, various other compliance policies and through the responsibility of the nominating, corporate governance and compliance committee of our board of directors, which oversees our compliance with legal and regulatory requirements as well as our ethical standards and policies. We devote significant time, effort and expense to addressing the extensive government and regulatory requirements applicable to our business. Governmental regulatory actions against us could result in warning letters, delays in approving or refusal to approve a product, the recall or seizure of our products, suspension or revocation of the authority necessary for the production or sale of our products, and other civil and criminal sanctions.

United States

In the United States, numerous laws and regulations govern all the processes by which medical devices are brought to market and marketed. These include the U.S. Federal Food, Drug and Cosmetic Act and regulations issued or promulgated thereunder, among others. The FDA has enacted regulations that control all aspects of the development, manufacture, advertising, promotion and post-market surveillance of medical devices. In addition, the FDA controls the access of products to market through processes designed to ensure that only products that are safe and effective are made available to the public. All of our products currently marketed in the United States have been listed, cleared or approved by the FDA, in most cases by 510(k) clearance, except for certain low-risk devices that do not require FDA review and approval or clearance prior to commercial distribution, but are still subject to FDA regulations and must be listed with the FDA.

Medical devices are subject to varying degrees of regulatory control in the United States and are classified in one of three classes depending on risk and the extent of controls the FDA determines are necessary to reasonably ensure their safety and effectiveness. Most of our products fall into an FDA classification that requires the submission of a premarket notification (510(k)) to the FDA. This process requires us to demonstrate that the device to be marketed is “substantially equivalent” to a previously cleared 510(k) device or a device that was in commercial distribution before May 28, 1976, referred to as a “predicate” device. In making this determination, the FDA compares the proposed new device to the predicate device. After a device receives 510(k) clearance, any product modification that could significantly affect the safety or effectiveness of the product, or any product modification that would constitute a significant change in intended use, requires a new 510(k) clearance. If the modified device is no longer substantially equivalent, it would require either de novo or a pre-market, or PMA, approval. The FDA is increasingly moving devices with slightly different proposed indication statement or different technological features off the 510(k) path and on to the de novo path resulting in more time and expense for us.

If the FDA determines that our product does not qualify for 510(k) clearance, then we would be required to make a submission for a de novo approval or a PMA before marketing can begin. The PMA process requires us to provide clinical and laboratory data that establishes that the new device is safe and effective in an absolute sense as opposed to in a comparative sense as with a 510(k). The PMA can include post-approval conditions including, among other things, restrictions on labeling, promotion, sale and distribution, data reporting (surveillance), or requirements to do additional clinical studies post-approval. Even after approval of a PMA, a new PMA or PMA supplement is required to authorize certain modifications to the device, its labeling or its manufacturing process.

One or more clinical trials may be required to support a 510(k) application or a de novo submission and almost always are required to support a PMA application. Clinical trials of unapproved or uncleared medical devices or devices being studied for uses for which they are not approved or cleared (investigational devices) must be conducted in compliance with FDA requirements. If human clinical trials of a device are required and the device presents a significant risk, the sponsor of the trial must file an investigational device exemption (IDE) application prior to commencing human clinical trials. The IDE application must be supported by data, typically including the results of animal and/or laboratory testing. If the IDE application is approved by the FDA and one or more institutional review boards (IRBs), human clinical trials may begin at a specific number of institutional investigational sites with the specific number of patients approved by the FDA. If the device presents a non-significant risk to the patient, a sponsor may begin the clinical trial after obtaining approval for the trial by one or more IRBs without separate approval from the FDA. During the trial, the sponsor must comply with the FDA’s IDE requirements including, for example, investigator selection, trial monitoring, adverse event reporting and recordkeeping. The investigators must obtain patient informed consent, rigorously follow the investigational plan and trial protocol, control the disposition of investigational devices and comply with reporting and recordkeeping requirements. We, the FDA and the IRB at each institution at which a clinical trial is being conducted may suspend a clinical trial at any time for various reasons, including a belief that the subjects are being exposed to an unacceptable risk. We are currently conducting a few clinical trials, including one in the United States involving our Simpliciti stemless shoulder.

After a device is cleared or approved for marketing, numerous and pervasive regulatory requirements continue to apply and we continue to be subject to inspection by the FDA to determine our compliance with these requirements, as do our suppliers, contract manufacturers and contract testing laboratories. These requirements include, among others, the following:

•	Quality System regulations, which govern, among other things, how manufacturers design, test, manufacture, modify, label, exercise quality control over and document manufacturing of their products;

•	labeling and claims regulations, which require that promotion is truthful, not misleading, fairly balanced and provide adequate directions for use and that all claims are substantiated, and also prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling;

•	FDA guidance of off-label dissemination of information and responding to unsolicited requests for information;

•	Medical Device Reporting regulation, which requires reporting to the FDA certain adverse experiences associated with use of the product;

•	complaint handling regulations designed to track, monitor and resolve complaints related to our products; and

•	in some cases, ongoing monitoring of our products’ performance and periodic reporting to the FDA of such performance results.

Some of our biologics tissue-based products are subject not only to the FDA’s medical device regulations, but also specific regulations governing human cells, tissues and cellular and tissue-based products, or HCT/Ps. Section 361 of the Public Health Service Act, or PHSA, authorizes the FDA to issue regulations to prevent the introduction, transmission or spread of communicable disease. HCT/Ps regulated as “361” HCT/Ps are subject to requirements relating to registering facilities and listing products with the FDA, screening and testing for tissue donor eligibility, Good Tissue Practice when processing, storing, labeling, and distributing HCT/Ps, including required labeling information, stringent record keeping, and adverse event reporting, among other applicable requirements and laws.

We are subject to various U.S. federal and state laws concerning healthcare fraud and abuse, including anti-kickback and false claims laws, and other matters. The federal Anti-Kickback Statute (and similar state laws) prohibits certain illegal remuneration to physicians and other health care providers that may financially bias prescription decisions and result in an over-utilization of goods and services reimbursed by the federal government. The False Claims Act (and similar state laws) prohibits conduct on the part of a manufacturer which may cause or induce an inappropriate reimbursement for devices reimbursed by the federal government. These laws are administered by, among others, the U.S. Department of Justice, the Office of Inspector General of the Department of Health and Human Services and state attorneys general. Many of these agencies have increased their enforcement activities with respect to medical device manufacturers in recent years. Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, fines, imprisonment and exclusion from participation in federal government healthcare programs, including Medicare, Medicaid and Veterans Administration (VA) health programs. We are also subject to the U.S. federal Physician Sunshine Payment Act and various state laws on reporting remunerative relationships with healthcare customers. We are also subject to various federal and state laws that protect the confidentiality of certain patient health information, including patient medical records, and restrict the use and disclosure of patient health information by healthcare providers, such as the Health Insurance Portability and Accountability Act of 1996, or HIPAA.

The FDA, in cooperation with U.S. Customs and Border Protection, administers controls over the import of medical devices into the United States. The U.S. Customs and Border Protection imposes its own regulatory requirements on the import of our products, including inspection and possible sanctions for noncompliance. We are also subject to foreign trade controls administered by certain U.S. government agencies, including the Bureau of Industry and Security within the Commerce Department and the Office of Foreign Assets Control within the Treasury Department.

International

Outside the United States, we are subject to government regulation in the countries in which we operate. Although many of the regulations applicable to our products in these countries are similar to those of the FDA, these regulations vary significantly from country to country and with respect to the nature of the particular medical device. The time required to obtain foreign approvals to market our products may be longer or shorter than the time required in the United States, and requirements for such approvals may differ from FDA requirements.

To market our product devices in the member countries of the European Union, we are required to comply with the European Medical Device Directives and to obtain CE mark certification. CE mark certification is the European symbol of adherence to quality assurance standards and compliance with applicable European Medical Device Directives. Under the European Medical Device Directives, all medical devices must qualify for CE marking. To obtain authorization to affix the CE mark to one of our products, a recognized European Notified Body must assess our quality systems and the product’s conformity to the requirements of the European Medical Device Directives. We are subject to inspection by the Notified Bodies for compliance with these requirements. We also are required to comply with regulations of other countries in which are products are sold, such as obtaining Ministry of Health Labor and Welfare approval in Japan, Health Protection Branch approval in Canada and Therapeutic Goods Administration approval in Australia.

Our manufacturing facilities in France and Ireland are subject to environmental health and safety laws and regulations, including those relating to the use, registration, handling, storage, disposal, recycling and human exposure to hazardous materials and discharges of substances in the air, water and land. For example, in France, requirements known as the Installations Classées pour la Protection de l’Environnement regime provide for specific environmental standards related to industrial operations such as noise, water treatment, air quality and energy consumption. In Ireland, our manufacturing facilities are likewise subject to local environmental regulations, such as related to water pollution and water quality, which are administered by the Environmental Protection Agency.

Our operations in countries outside the United States are subject to various other laws such as those regarding recordkeeping and privacy, laws regarding sanctioned countries, entities and persons, customs, import-export, laws regarding transactions in foreign countries and the U.S. Foreign Corrupt Practices Act, which generally prohibits covered entities and their intermediaries from engaging in bribery or making other prohibited payments to foreign officials for the purpose of obtaining or retaining business or other benefits, as well as similar anti-corruption laws of other countries, such as the UK Bribery Act.

Third-Party Coverage and Reimbursement

Sales volumes and prices of our products depend in large part on the availability of coverage and reimbursement from third-party payors. Third-party payors include governmental programs such as Medicare and Medicaid, private insurance plans and workers’ compensation plans. These third-party payors may deny coverage or reimbursement for a product or procedure if they determine that the product or procedure was not medically appropriate or necessary. The third-party payors also may place limitations on the types of physicians that can perform specific types of procedures. Also, third-party payors are increasingly challenging the prices charged for medical products and services. Some third-party payors must approve coverage for new or innovative devices or procedures before they will reimburse healthcare providers who use the products or therapies. Even though a new product may have been cleared for commercial distribution, we may find limited demand for the product until reimbursement approval has been obtained from governmental and private third-party payors.

The Centers for Medicare & Medicaid Services, or CMS, the agency responsible for administering the Medicare program, sets coverage and reimbursement policies for the Medicare program in the United States. CMS policies may alter coverage and payment related to our product portfolio in the future. These changes may occur as the result of national coverage determinations issued by CMS or as the result of local coverage determinations by contractors under contract with CMS to review and make coverage and payment decisions. Medicaid programs are funded by both federal and state governments, may vary from state to state and from year to year and will likely play an even larger role in healthcare funding pursuant to the recently enacted Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, collectively, the PPACA.

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

We believe that the overall escalating cost of medical products and services being paid for by the government and private health insurance has led to, and will continue to lead to, increased pressures on the healthcare and medical device industry to reduce the costs of products and services. All third-party reimbursement programs are developing increasingly sophisticated methods of controlling healthcare costs through prospective reimbursement and capitation programs, group purchasing, redesign of benefits, requiring second opinions prior to major surgery, careful review of bills, encouragement of healthier lifestyles and other preventative services and exploration of more cost-effective methods of delivering healthcare. There can be no assurance that third-party reimbursement and coverage will be available or adequate, or that future legislation, regulation or reimbursement policies of third-party payors will not adversely affect the demand for our products or our ability to sell these products on a profitable basis. The unavailability or inadequacy of third-party payor coverage or reimbursement could have a material adverse effect on our business, operating results and financial condition.

Outside the United States, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific product lines and procedures. There can be no assurance that procedures using our products will be considered medically reasonable and necessary for a specific indication, that our products will be considered cost-effective by third-party payors, that an adequate level of reimbursement will be available or that the third-party payors’ reimbursement policies will not adversely affect our ability to sell our products profitably. We believe we have received increased requests for clinical data for the support of registration and reimbursement outside the United States and Europe. More and more, local, product specific reimbursement law is applied as an overlay to medical device regulation, which has provided an additional layer of clearance requirement. Specifically, Australia now requires clinical data for clearance and reimbursement be in the form of prospective, multi-center studies, a high bar not previously applied. In addition, in France, certain innovative devices (such as some of our products made from pyrolytic carbon), have been identified as needing to provide clinical evidence to support a “mark-specific” reimbursement.

Seasonality and Backlog

Our business is somewhat seasonal in nature, as many of our products are used in elective procedures, which typically decline during June, July and August and can increase at the end of the year once annual deductibles have been met on health insurance plans. Additionally, elective procedures typically decline in certain parts of Europe during the third quarter of the year due to holiday and vacation schedules.

The time period between the placement of an order for our products and shipment is generally short. As such, we do not consider our backlog of firm orders to be material to an understanding of our business.

Employees

As of December 29, 2013, we had 1,076 employees, including 405 in manufacturing and operations, 76 in research and development and the remaining in sales, marketing, quality, regulatory and related administrative support. Of our 1,076 worldwide employees, 391 employees were located in the United States and 685 employees were located outside of the United States, primarily in France and Ireland.

Financial Information about Geographical Areas

See Note 13 to our consolidated financial statements for information regarding our revenues and long-lived assets by geographic area.

Available Information

Our principal executive offices are located at Prins Bernhardplein 200, 1097 JB Amsterdam, The Netherlands. Our telephone number at this address is (+ 31) 20 675-4002. Our agent for service of process in the United States is CT Corporation, 1209 Orange St., Wilmington, Delaware 19801. Our website is located at www.tornier.com. The information contained on our website or connected to our website is not incorporated by reference into and should not be considered part of this report.

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

ITEM 1A. RISK FACTORS

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

We have a history of operating losses and at December 29, 2013, we had an accumulated deficit of $272.2 million. Our ability to achieve profitability will be influenced by many factors, including the extent and duration of our future operating losses, the level and timing of future revenue and expenditures, development, commercialization and market acceptance of new products, the results and scope of ongoing research and development projects, the success of our direct sales force and independent distributor and sales agency organization and transitions related thereto, competing technologies and market developments and regulatory requirements and delays. As a result, we may continue to incur operating losses for the foreseeable future. These losses will continue to have an adverse impact on our shareholders’ equity, and we may never achieve or sustain profitability.

We have transitioned in our U.S. sales channel from a network of independent sales agencies that sold our full product portfolio to a combination of direct sales teams and independent sales agencies that are individually focused on selling either upper extremity products or lower extremity products across the territories that they serve. This transition has had, and likely will continue to have, an adverse effect on our operations and operating results and, ultimately, may not prove to be successful.

In the United States, we historically had a single sales channel that consisted of a network of independent commission-based sales agencies, along with direct sales representation in certain territories. As a result of our acquisition of OrthoHelix in October 2012, we decided to transition to a combination of direct sales teams and independent sales agencies that are individually focused on selling either upper extremity products or lower extremity products across the territories that they serve. We believe this strategy provides increased focus to our sales teams and allows us to increase the product proficiency of our sales representatives and increase our selling opportunities by improving our overall procedure coverage, leveraging our entire product portfolio, and accessing new specialists, general surgeons and accounts. However, we may be incorrect and it is possible that our separate sales strategy may be unsuccessful.

To create these separate upper and lower extremity sales channels, we terminated relationships with certain independent sales agencies and transitioned these territories to new agencies or established direct sales representation; acquired sales agencies and established direct sales representation; or transitioned an upper or lower extremity product portfolio between agencies or from an agency to a new direct sales team. This transition caused disruption in our U.S. sales channel during 2013 and we expect that this disruption will continue throughout 2014 as we continue to separate territories, hire additional sales representatives and educate and train our sales teams. It is also possible that we may become subject to litigation and incur future charges and cash expenditures in connection with this transition, which charges and cash expenditures would adversely affect our operating results.

We rely on distributors, independent sales agencies and their representatives to market and sell our products in certain territories. A failure to retain our existing relationships with these distributors, independent sales agencies and their representatives or changes and transitions with respect to our sales organization have had and could continue to have an adverse effect on our operations and operating results.

Our success is partially dependent upon our ability to retain and motivate our distributors, independent sales agencies and their representatives to sell our products in certain territories. We depend on their sales and service expertise and their relationships with surgeons in the marketplace. Our distribution system in the United States currently consists of approximately 145 direct sales representatives and approximately 40 independent sales agencies that sell our products. Internationally, we currently utilize several distribution approaches depending on individual market requirements and, as a result, our international distribution system consists of 13 direct sales offices and approximately 25 distributors that sell our products in approximately 45 countries. As part of our strategy to grow internationally, we have selectively converted from distributor representation to direct sales representation in certain countries, including the United Kingdom, Denmark, Belgium, Luxembourg, Japan, Australia and Canada, and we have selectively converted from direct sales representation to distributor representation in certain countries, including Spain, during the past few years.

We do not control our distributors or independent sales agencies and they may not be successful in implementing our marketing plans. Some of our distributors and independent sales agencies do not sell our products exclusively and may offer similar products from other orthopaedic companies. Our distributors and independent sales agencies may terminate their contracts with us, may devote insufficient sales efforts to our products or may focus their sales efforts on other products that produce greater commissions for them. A failure to maintain our existing relationships with or changes and transitions with respect to our distributors and independent sales agencies and their representatives have had and could continue to have an adverse effect on our operations and operating results.

If we do not successfully develop and market new products and technologies and implement our business strategy, our business and operating results may be adversely affected.

We may not be able to successfully implement our business strategy. To implement our business strategy we need to, among other things, develop and introduce new extremity joint products, find new applications for and improve our existing products, properly identify and anticipate our surgeons’ and their patients’ needs, obtain regulatory clearances or approvals for new products and applications and educate surgeons about the clinical and cost benefits of our products. We are continually engaged in product development and improvement programs, and we expect new products to account for a significant portion of our future growth. If we do not continue to introduce new products and technologies, or if those products and technologies are not accepted, we may not be successful. Moreover, research and development efforts may require a substantial investment of time and resources before we are adequately able to determine the commercial viability of a new product, technology, material or innovation. Demand for our products also could change in ways we may not anticipate due to evolving customer needs, changing demographics, slow industry growth rates, evolving surgical philosophies and evolving industry standards, among others. Additionally, our competitors’ new products and technologies may precede our products to market, may be more effective or less expensive than our products or may render our products obsolete. Our new products and technologies also could render our existing products obsolete and thus adversely affect sales of our existing products and lead to increased expense for excess and obsolete inventory. For example, we believe that sales of our Aequalis Ascend Flex convertible shoulder system may adversely affect demand for and sales of our other mature shoulder products. Our targeted surgeons practice in areas such as shoulder, upper extremities, lower extremities, sports medicine and reconstructive and general orthopaedics, and our strategy of focusing primarily on these surgeons may not be successful. Even if we successfully implement our business strategy, our operating results may not improve. We may decide to alter or discontinue aspects of our business strategy and may adopt different strategies due to business or competitive factors, which could negatively impact our operating results.

We may be unable to compete successfully against our existing or potential competitors, in which case our revenue and operating results may be negatively affected and we may not grow.

The market for orthopaedic devices is highly competitive and subject to rapid and profound technological change. Our success depends, in part, on our ability to maintain a competitive position in the development of technologies and products for use by our customers. We face competition from large diversified orthopaedic manufacturers, such as DePuy Orthopaedics, Inc., a Johnson & Johnson subsidiary, Zimmer Corporation, Biomet, Inc. and Stryker Corporation, and established mid-sized orthopaedic manufacturers, such as Arthrex, Inc., Wright Medical Group, Inc., Exactech, Inc., Integra LifeSciences Corporation and ArthroCare Corporation. Many of the companies developing or marketing competitive orthopaedic products enjoy several competitive advantages over us, including:

•	greater financial and human resources for product development and sales and marketing;

•	greater name recognition;

•	established relationships with surgeons, hospitals and third-party payors;

•	broader product lines and the ability to offer rebates or bundle products to offer greater discounts or incentives to gain a competitive advantage; and

•	established sales and marketing and distribution networks.

We also compete against smaller, entrepreneurial companies with niche product lines. Some of our competitors have indicated an increased focus on the extremities market, which is our primary strategic focus. Our competitors may develop and patent processes or products earlier than us, obtain regulatory clearances or approvals for competing products more rapidly than us, develop more effective or less expensive products or technologies that render our technology or products obsolete or non-competitive or acquire technologies and technology licenses complementary to our products or advantageous to our business. Not all of our sales and other personnel have non-compete agreements. We also compete with other organizations in recruiting and retaining qualified scientific, sales and management personnel. If our competitors are more successful than us in these matters, we may be unable to compete successfully against our existing or future competitors.

We derive a significant portion of our revenue from operations in markets outside the United States, which exposes us to additional risks.

We derive a significant portion of our revenue from operations in markets outside the United States. Our distribution system outside the United States consists of 13 direct sales offices and approximately 25 distribution partners, who together sell in approximately 45 countries. Most of these countries are, to some degree, subject to political, economic and social instability. For 2013 and 2012, approximately 41% and 44% of our revenue, respectively, was derived from our operations outside the United States, including 19% of our revenue from France for both 2013 and 2012. Any material decrease in our international revenue may negatively affect our profitability. In the future, we intend to further expand our international operations into key markets, such as Brazil and China, as we have done, for example, in 2013, when we acquired certain assets of our distributors in Australia, Canada and the United Kingdom and established direct sales forces in such countries, and in 2012, when we opened a direct sales office in Japan and acquired our exclusive distributor in Belgium and Luxembourg. Our international sales operations expose us and our representatives, agents and distributors to risks inherent in operating in foreign jurisdictions. These risks include:

•	the imposition of additional U.S. and foreign governmental controls or regulations on orthopaedic implants and biologics products;

•	the imposition of costly and lengthy new export and import license requirements;

•	the imposition of U.S. or international sanctions against a country, company, person or entity with whom we do business that would restrict or prohibit continued business with that country, company, person or entity;

•	economic instability, including the European sovereign debt crisis and the austerity measures taken and to be taken by certain countries in response to such crisis, and the currency risk between the U.S. dollar and foreign currencies in our target markets;

•	the imposition of restrictions on the activities of foreign agents, representatives and distributors;

•	scrutiny of foreign tax authorities, which could result in significant fines, penalties and additional taxes being imposed upon us;

•	a shortage of high-quality international salespeople and distributors;

•	loss of any key personnel who possess proprietary knowledge or are otherwise important to our success in international markets;

•	significant and financially debilitating product liability exposure of which we are currently unaware;

•	changes in third-party reimbursement policies that may require some of the patients who receive our products to directly absorb medical costs or that may require us to sell our products at lower prices;

•	unexpected changes in foreign regulatory requirements;

•	differing local product preferences and product requirements;

•	changes in tariffs and other trade restrictions;

•	work stoppages or strikes in the healthcare industry;

•	difficulties in enforcing and defending intellectual property rights;

•	foreign exchange controls that might prevent us from repatriating cash earned in countries outside the Netherlands;

•	complex data privacy requirements and labor relations laws; and

•	exposure to different legal and political standards.

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

A substantial portion of our revenue outside the United States is generated in the European Union, or EU, including in particular France. The credit and economic conditions within certain European Union countries, including France, Greece, Ireland, Italy, Portugal and Spain in particular, and the possibility that they may default on their debt obligations, have contributed to instability in global credit and financial markets during the past couple of years. The continued possibility that such EU member states may default on their debt obligations, the continued uncertainty regarding international and the European Union’s financial support programs and the continued possibility that other EU member states may experience similar financial troubles could further disrupt global credit and financial markets. While the ultimate outcome of these events cannot be predicted, it is possible that such events could continue to have a negative effect on the global economy as a whole, and our business, operating results and financial condition, in particular. For example, if the European sovereign debt crisis continues or worsens, the negative implications to the global economy and us could be significant. Since a significant amount of our trade receivables are with hospitals that are dependent upon governmental health care systems in many countries, repayment of such receivables is dependent upon the financial stability of the economies of those countries. A deterioration of economic conditions in such countries may increase the average length of time it takes for us to collect on our outstanding accounts receivable in these countries or even our ability to collect such receivables.

In addition, if the European sovereign debt crisis continues or worsens, the value of the Euro could deteriorate or lead to the re-introduction of individual currencies in one or more Eurozone countries, or, in more extreme circumstances, the possible dissolution of the Euro currency entirely, all of which could negatively impact our business, operating results and financial condition in light of our substantial operations in and revenues derived from customers in the European Union. Should the Euro dissolve entirely, the legal and contractual consequences for holders of Euro denominated obligations would be determined by laws in effect at such time. These potential developments, or market perceptions concerning these and related issues, could adversely affect the value of our Euro denominated assets and obligations. In addition, concerns over the effect of this financial crisis on financial institutions in Europe and globally could lead to tightening of the credit and financial markets, which could negatively impact the ability of companies to borrow money from their existing lenders, obtain credit from other sources or raise financing to fund their operations. This could negatively impact our customers’ ability to purchase our products, our suppliers’ ability to provide us with materials and components and our ability, if needed, to finance our operations on commercially reasonable terms, or at all. We believe that European governmental austerity policies have reduced and may continue to reduce the amount of money available to purchase medical products, including our products. These austerity measures could negatively impact overall procedure volumes and result in increased pricing pressure for our products and the products of our competitors. Any or all of these events, as well as any additional austerity measures that may be taken which, among other things, could result in decreased utilization, pricing and reimbursement, could negatively impact our business, operating results and financial condition.

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

We believe that the aging of the general population and increasingly active lifestyles and expectations regarding “quality of life” will continue and that these trends will increase the need for our products. We also believe that if clinical outcomes are improved as a result of extremity procedures over alternative treatments or no treatment, awareness regarding such extremity procedures will increase, more surgeons will recommend extremity procedures and more patients will elect to undergo them as opposed to alternative treatments or no treatment. Since most of our products are designed specifically for extremities and early intervention, we believe the market for our extremities products in particular will continue to grow. The actual demand for our products, however, could differ materially from our projected demand if our assumptions regarding these trends and acceptance of our products by the medical community prove to be incorrect or do not materialize, or if non-surgical treatments gain more widespread acceptance as a viable alternative to our orthopaedic implants. If this occurs, our revenue and other operating results could be adversely affected.

Our upper extremity joints and trauma products, including in particular our shoulder products, generate a significant portion of our revenue. Accordingly, if revenue of these products were to decline, our operating results would be adversely affected.

Our upper extremity joints and trauma products, which includes joint implants and bone fixation devices for the shoulder, hand, wrist and elbow, generate a significant portion of our revenue. During 2013 and 2012, our upper extremity joints and trauma products generated approximately 59% and 63% of our revenue, respectively. We expect the shoulder to continue to be the largest and most important product category for us for the foreseeable future. In particular, we anticipate that our upper extremity joints and trauma product revenue will be favorably impacted in future periods as a result of the third quarter of 2013 launch of our Aequalis Ascend Flex. However, our expectations may prove to be incorrect and it is possible that the market acceptance of the Aequalis Ascend Flex will not meet our expectations or may have the effect of negatively impacting sales of our other shoulder products. A decline in our upper extremity joints and trauma product revenue as a result of lack of market acceptance of new products, the effect of new products on sales of existing products, increased competition, regulatory matters, intellectual property matters or any other reason would negatively impact our operating results.

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

We intend to continue our initiative to bring in-house the manufacturing of certain of our products, including in particular our Aequalis Ascend and Simpliciti shoulder products. The technology and the manufacturing process for our shoulder products is highly complex, involving a large number of unique parts, and we may encounter difficulties in manufacturing these products in-house. There is no assurance that we will be able to meet the volume and quality requirements associated with our shoulder products. In addition, other products that we choose to bring in-house could encounter similar difficulties. Manufacturing and product quality issues may also arise as we increase the scale of our production. If our products do not consistently meet our customers’ performance expectations, our reputation may be harmed, and we may be unable to generate sufficient revenue to become profitable. Any delay or inability in bringing in-house the manufacturing of our products could diminish our ability to sell our products, which could result in lost revenue and seriously harm our business, financial condition and operating results.

Failure to comply with the U.S. Foreign Corrupt Practices Act could subject us to, among other things, penalties and legal expenses that could harm our reputation and have a material adverse effect on our business, financial condition and operating results.

Our U.S. operations, including those of our U.S. operating subsidiaries, Tornier, Inc. and OrthoHelix Surgical Designs, Inc., are subject to the U.S. Foreign Corrupt Practices Act. We are required to comply with the FCPA, which generally prohibits covered entities and their intermediaries from engaging in bribery or making other prohibited payments to foreign officials for the purpose of obtaining or retaining business or other benefits. In addition, the FCPA imposes accounting standards and requirements on publicly traded U.S. corporations and their foreign affiliates, which are intended to prevent the diversion of corporate funds to the payment of bribes and other improper payments, and to prevent the establishment of “off books” slush funds from which such improper payments can be made. We also are subject to similar anticorruption legislation implemented in Europe under the Organization for Economic Co-operation and Development’s Convention on Combating Bribery of Foreign Public Officials in International Business Transactions. We either operate or plan to operate in a number of jurisdictions that pose a high risk of potential violations of the FCPA and other anticorruption laws, such as China and Brazil, and we utilize a number of third-party sales representatives for whose actions we could be held liable under the FCPA. We inform our personnel and third-party sales representatives of the requirements of the FCPA and other anticorruption laws, including, but not limited to their reporting requirements. We also have developed and will continue to develop and implement systems for formalizing contracting processes, performing due diligence on agents and improving our recordkeeping and auditing practices regarding these regulations. However, there is no guarantee that our employees, third-party sales representatives or other agents have not or will not engage in conduct undetected by our processes and for which we might be held responsible under the FCPA or other anticorruption laws.

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

We use a number of suppliers for raw materials and select components that we need to manufacture our products. These suppliers must provide the materials and components to our standards for us to meet our quality and regulatory requirements. We obtain some key raw materials and select components from a single source or a limited number of sources. For example, we rely on one supplier for raw materials and select components in several of our products, including Poco Graphite, Inc., which supplies graphite for our pyrocarbon products; CeramTec AG, or CeramTec, which supplies ceramic for ceramic heads for hips; and Heymark Metals Ltd., which supplies cobalt chrome used in certain of our hip, shoulder and elbow products. Establishing additional or replacement suppliers for these components, and obtaining regulatory clearances or approvals that may result from adding or replacing suppliers, could take a substantial amount of time, result in increased costs and impair our ability to produce our products, which would adversely impact our business and operating results. We do not have long-term or other supply contracts with our sole source suppliers and instead rely on purchase orders. As a result, those suppliers may elect not to supply us with product or to supply us with less product than we need, and we will have limited rights to cause them to do otherwise. In addition, some of our products, which we acquire from third parties, are highly technical and are required to meet exacting specifications, and any quality control problems that we experience with respect to the products supplied by third parties could adversely and materially affect our reputation or commercialization of our products and adversely and materially affect our business, operating results and prospects. Furthermore, some of these suppliers are smaller companies. To the extent that any of these suppliers are, or become, undercapitalized and do not otherwise have sufficient resources to continue operations or to supply us sufficient product without additional access to capital, such a failure could adversely affect our business. We also may have difficulty obtaining similar components from other suppliers that are acceptable to the FDA, the competent authorities or notified bodies of the Member States of the EEA, or foreign regulatory authorities and the failure of our suppliers to comply with strictly enforced regulatory requirements could expose us to regulatory action including warning letters, product recalls, termination of distribution, product seizures or civil penalties. Furthermore, since many of these suppliers are located outside of the United States, we are subject to foreign export laws and U.S. import and customs regulations, which complicate and could delay shipments of components to us. For example, all foreign importers of medical devices are required to meet applicable FDA requirements, including registration of establishment, listing of devices, manufacturing in accordance with the quality system regulation, medical device reporting of adverse events, and premarket notification 510(k) clearance or PMA, if applicable. In addition, all imported medical devices also must meet U.S. Customs and Border Protection requirements. While it is our policy to maintain sufficient inventory of materials and components so that our production will not be significantly disrupted even if a particular component or material is not available for a period of time, we remain at risk that we will not be able to qualify new components or materials quickly enough to prevent a disruption if one or more of our suppliers ceases production of important components or materials.

Sales volumes may fluctuate depending on the season and our operating results may fluctuate over the course of the year.

Our business is somewhat seasonal in nature, as many of our products are used in elective procedures, which typically decline during the summer months and can increase at the end of the year once annual deductibles have been met on health insurance plans. Additionally, elective procedures typically decline in certain parts of Europe during the third quarter of the year due to holiday and vacation schedules. We have experienced and expect to continue to experience meaningful variability in our revenue and gross profit among quarters, as well as within each quarter, as a result of a number of factors, including, among other things:

•	transitions to direct selling models in certain geographies and the transition of our U.S. sales channel towards focusing separately on upper and lower extremity products;

•	the number and mix of products sold in the quarter and the geographies in which they are sold;

•	the demand for, and pricing of, our products and the products of our competitors;

•	the timing of or failure to obtain regulatory clearances or approvals for products

•	costs, benefits and timing of new product introductions;

•	the level of competition;

•	the timing and extent of promotional pricing or volume discounts;

•	changes in average selling prices;

•	the availability and cost of components and materials;

•	the number of selling days;

•	fluctuations in foreign currency exchange rates;

•	the timing of patients’ use of their calendar year medical insurance deductibles; and

•	impairment and other special charges.

We may not achieve our financial guidance or projected goals and objectives in the time periods that we anticipate or announce publicly, which could have an adverse effect on our business and could cause the market price of our ordinary shares to decline.

On a quarterly basis, we typically provide projected financial information, such as our anticipated quarterly and annual revenues, adjusted earnings before interest, taxes and depreciation and net loss. These financial projections are based on management’s then current expectations and typically do not contain any significant margin of error or cushion for any specific uncertainties or for the uncertainties inherent in all financial forecasting. The failure to achieve our financial projections or the projections of analysts and investors could have an adverse effect on our business, disappoint analysts and investors and cause the market price of our ordinary shares to decline. Since our initial public offering, our revenue performance has been outside of our guidance range in certain quarters, including the third quarter of 2013, which negatively impacted the market price of our ordinary shares, and could do so in the future should our results fall below our guidance range and the expectations of analysts and investors.

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

As a result of the need to maintain substantial levels of inventory and instruments, we are subject to the risk of obsolescence. The nature of our business requires us to maintain a substantial level of inventory and instruments. For example, our total consolidated inventory balance was $87.0 million and $86.7 million at December 29, 2013 and December 30, 2012, respectively, and our total consolidated instrument balance was $63.1 million and $51.4 million at December 29, 2013 and December 30, 2012, respectively. In order to market effectively we often must maintain and bring our customers instrument kits, back-up products and products of different sizes. In the event that a substantial portion of our inventory becomes obsolete, it could have a material adverse effect on our earnings and cash flows due to the resulting costs associated with inventory impairment charges and costs required to replace such inventory. The third quarter of 2013 launch of our Aequalis Ascend Flex convertible shoulder system could adversely affect demand for and sales of our other mature shoulder products, which could result in a higher level of excess and obsolete inventory charges or otherwise negatively impact our operating results and cash flows.

Our acquisition of OrthoHelix in October 2012 and any additional acquisitions and efforts to acquire and integrate other companies or product lines could adversely affect our operations and financial results.

During 2013, we acquired certain assets of our distributors in Australia, Canada and the United Kingdom and established direct sales forces in such countries and acquired certain assets of some of our independent sales agencies in the United States and established direct sales forces in certain territories. During fourth quarter of 2012, we acquired OrthoHelix, a company focused on developing and marketing specialty implantable screw and plate systems for the repair of small bone fractures and deformities predominantly in the foot and ankle. In addition, we may pursue additional acquisitions of other distributors, companies or product lines. A successful acquisition depends on our ability to identify, negotiate, complete and integrate such acquisition and to obtain any necessary financing. With respect to these recent acquisitions and any future acquisitions, we may experience:

•	difficulties in integrating the acquired businesses and their respective personnel and products into our existing business;

•	difficulties in integrating commercial organizations, including in particular distribution and sales representative arrangements;

•	difficulties or delays in realizing the anticipated benefits of our recent acquisitions or any additional acquired companies and their products;

•	diversion of our management’s time and attention from other business concerns;

•	challenges due to limited or no direct prior experience in new markets or countries we may enter;

•	the potential loss of key employees, including in particular sales and research and development personnel;

•	the potential loss of key customers, distributors, representatives, vendors and other business partners who choose not to do business with our company post-acquisition;

•	inability to effectively coordinate sales and marketing efforts to communicate our capabilities post-acquisition and coordinate sales organizations to sell our combined products;

•	inability to successfully develop new products and services on a timely basis that address our new market opportunities post-acquisition;

•	inability to compete effectively against companies already serving the broader market opportunities expected to be available to us post-acquisition;

•	difficulties in the assimilation of different corporate cultures, practices and sales and distribution methodologies, as well as in the assimilation and retention of geographically dispersed, decentralized operations and personnel;

•	unanticipated costs, litigation and other contingent liabilities;

•	incurrence of acquisition and integration related costs, accounting charges, or amortization costs for acquired intangible assets;

•	potential write-down of goodwill, acquired intangible assets and/or deferred tax assets;

•	additional legal, financial and accounting challenges and complexities in areas such as intellectual property, tax planning, cash management and financial reporting and

•	any unforeseen compliance risks and accompanying financial and reputational exposure or loss not uncovered in the due diligence process and which are imputed to Tornier, such as compliance with federal laws and regulations, the advertising and promotion regulations under the federal Food, Drug and Cosmetic Act, the Anti-kickback Statute, the False Claims Act, the Physician Sunshine Payments Act and other applicable laws.

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

As a result of these risks, the OrthoHelix acquisition may not contribute to our earnings as expected, we may not achieve expected revenue synergies or our return on invested capital targets when expected, or at all, and we may not achieve the other anticipated strategic and financial benefits of the transaction. For example, some of these risks materialized during 2013. As part of our OrthoHelix integration initiative to establish separate U.S. sales channels that are individually focused on upper extremity products and lower extremity products, we terminated some of our existing sales relationships with certain distributors and independent sales agencies. Upon these terminations, we entered into agreements with existing distributors and sales agencies to take on the impacted products or territories, contracted with new distributors and sales agencies, hired direct sales representatives, or used a combination of these options. These terminations, changes and transitions have resulted and may continue to result in disruption in our U.S. sales channel, thereby adversely affecting our operations and operating results.

If we cannot attract and retain our key personnel, we may not be able to manage and operate successfully, and we may not be able to meet our strategic objectives.

Our future success depends, in large part, upon our ability to attract and retain and motivate our management team and key managerial, scientific, sales and technical personnel. Key personnel may depart because of difficulties with change or a desire not to remain with our company. Any unanticipated loss or interruption of services of our management team and our key personnel could significantly reduce our ability to meet our strategic objectives because it may not be possible for us to find appropriate replacement personnel should the need arise. In addition, we have hired and expect to continue to hire additional sales personnel, especially in territories where we have recently commenced direct sales operations. We compete for personnel with other companies, academic institutions, governmental entities and other organizations. There is no guarantee that we will be successful in retaining our current personnel or in hiring or retaining qualified personnel in the future. Loss of key personnel or the inability to hire or retain qualified personnel in the future could have a material adverse effect on our ability to operate successfully. Further, any inability on our part to enforce non-compete arrangements related to key personnel who have left the company could have a material adverse effect on our business.

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

We believe that our cash and cash equivalents balance of $56.8 million as of December 29, 2013, anticipated cash receipts generated from revenue of our products and available credit under our $30.0 million senior secured revolving credit facility, will be sufficient to meet our anticipated cash requirements for at least the next 12 months. However, our future funding requirements will depend on many factors, including:

•	our future revenues and expenses;

•	required regulatory approval, commercial introduction and market acceptance of our products;

•	the scope, rate of progress and cost of our clinical trials;

•	the cost of our research and development activities;

•	the cost and timing of additional regulatory clearances or approvals;

•	the cost and timing of expanding our sales, marketing and distribution capabilities;

•	the cost and timing of our product offering inventories;

•	the cost of filing and prosecuting patent applications and defending and enforcing our patent and other intellectual property rights;

•	the cost of defending, in litigation or otherwise, any claims that we infringe third-party patent or other intellectual property rights;

•	the cost of defending any claims of product liability, or other claims against us, such as contract liabilities;

•	our ability to collect amounts receivable from customers;

•	the effect of competing technological and market developments; and

•	the extent to which we acquire or invest in additional businesses, products and technologies.

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

Both the $30.0 million revolving credit facility and the $60.9 million term loan under our credit agreement as of December 29, 2013 are secured by all of our assets (subject to certain exceptions) and except to the extent otherwise permitted under the terms of our credit agreement, our assets cannot be pledged as security for other indebtedness. These limits on our ability to offer collateral to other sources of financing could limit our ability to obtain other financing which could materially affect our operations and financial condition.

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

We have significant indebtedness. As of December 29, 2013, we had a senior secured term loan outstanding in the amount of $60.9 million, net of unamortized discount of $3.2 million. In addition, as of December 29, 2013, we have $30.0 million of credit availability under our senior secured revolving line of credit. The degree to which we are leveraged could have important consequences, including, but not limited to, the following:

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

The agreement relating to our senior secured term loan and senior secured revolving credit facility contains operating covenants limiting our ability to transfer or dispose of assets, merge with or acquire other companies, make investments, pay dividends, incur additional indebtedness and liens, make capital expenditures and conduct transactions with affiliates, and financial covenants requiring us to meet certain financial ratios. We, therefore, may not be able to engage in any of the foregoing transactions or in any that would cause us to breach these financial covenants until our current debt obligations are paid in full or we obtain the consent of the lenders. There is no guarantee that we will be able to generate sufficient cash flow or revenue to meet these operating and financial covenants or pay the principal and interest on our debt. Furthermore, there is no guarantee that future working capital, borrowings or equity financing will be available to repay or refinance any such debt.

As a result of our acquisition of OrthoHelix, we may be required to make future earn-out payments of up to an aggregate of $20.0 million based upon our sales of lower extremity joints and trauma products during fiscal years 2013 and 2014, which payments may affect our liquidity and our operating results.

In connection with our acquisition of OrthoHelix, we agreed to made additional earn-out payments of up to an aggregate of $20.0 million in cash based upon our sales of lower extremity joints and trauma products during 2013 and 2014. A portion of the earn-out payments are subject to certain rights of set-off for post-closing indemnification obligations of OrthoHelix’s equity holders. Based upon sales of lower extremity joints and trauma products during 2013, we may be required to make an earn-out payment in the amount of approximately $4.6 million. If we are required to make another payment based upon 2014 sales during 2015 and if at this time we are experiencing financial difficulty, our liquidity, operating results and financial condition may be adversely affected.

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

Our consolidated balance sheet includes significant intangible assets, including $251.5 million in goodwill and $117.6 million in other acquired intangible assets, together representing 52% of our total assets as of December 29, 2013. The determination of related estimated useful lives and whether these assets are impaired involves significant judgments. Our ability to accurately predict future cash flows related to these intangible assets may be adversely affected by unforeseen and uncontrollable events. In the highly competitive medical device industry, new technologies could impair the value of our intangible assets if they create market conditions that adversely affect the competitiveness of our products. We test our goodwill for impairment in the fourth quarter of each year, but we also test goodwill and other intangible assets for impairment at any time when there is a change in circumstances that indicates that the carrying value of these assets may be impaired. Any future determination that these assets are carried at greater than their fair value could result in substantial non-cash impairment charges, which could significantly impact our reported operating results.

If reimbursement from third-party payors for our products becomes inadequate, surgeons and patients may be reluctant to use our products and our revenue may decline.

In the United States, healthcare providers who purchase our products generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to pay for all or a portion of the cost of joint reconstructive procedures and products utilized in those procedures. We may be unable to sell our products on a profitable basis if third-party payors deny coverage or reduce their current levels of reimbursement. Our revenue depends largely on governmental healthcare programs and private health insurers reimbursing patients’ medical expenses. As part of the Budget Control Act to extend the federal debt limit and reduce government spending, $1.2 trillion in automatic spending cuts (known as sequestration) are scheduled to occur over the next decade. Half of the automatic reductions are to come from lowering the caps imposed on non-defense discretionary spending and cutting domestic entitlement programs, including aggregate reductions in payments to Medicare providers of up to 2% per fiscal year. Subsequent legislation reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure.

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

We depend on our information technology systems for the efficient functioning of our business, including accounting, data storage, purchasing and inventory management. Currently, we have a non-interconnected information technology system; however, in 2013, we began implementing a new enterprise resource planning system (ERP) across our significant operating locations. We expect that the ERP will take two to three years to implement; however, when complete it should enable management to better and more efficiently conduct our operations and gather, analyze, and assess business information. The ERP will require the investment of significant human and financial resources. As a result of the implementation, we may experience difficulties in our business operations, or difficulties in operating our business under the ERP, either of which could disrupt our operations, including our ability to timely ship and track product orders, project inventory requirements, manage our supply chain, and otherwise adequately service our customers, and lead to increased costs and other difficulties. In the event we experience significant disruptions as a result of the ERP implementation, we may not be able to fix our systems in an efficient and timely manner. Accordingly, such events may disrupt or reduce the efficiency of our entire operation and have a material adverse effect on our operating results and cash flows.

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

Our medical device products and operations are subject to extensive regulation by the FDA and various other federal, state and foreign governmental authorities. Government regulation of medical devices is meant to assure their safety and effectiveness, and includes regulation of, among other things:

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

Before a new medical device, or a new use of, or claim for, an existing product can be marketed in the United States, it must first receive either premarket clearance under Section 510(k) of the U.S. Federal Food, Drug and Cosmetic Act, or FDCA, a de novo approval or a PMA, from the FDA, unless an exemption applies. In the 510(k) clearance process, the FDA must determine that the proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device. To establish substantial equivalence which allows the device to be marketed, the applicant must demonstrate the device has the: (i) the same intended use; (ii) the same technological characteristics; and (iii) to the extent the technological characteristic are different, that they do not raise different questions of safety and effectiveness. Clinical data is sometimes required to support substantial equivalence, but FDA’s expectations for data are often unclear and do change. Another procedure for obtaining marketing authorization for a medical device is the “de novo classification” procedure, pursuant to which FDA may authorize the marketing of a moderate to low risk device that has no predicate. These submissions typically require more information (i.e. non-clinical and/or clinical performance data) and take longer than a 510(k), but require less data and a shorter time period than a PMA approval. If the FDA grants the de novo request, the device is permitted to enter commercial distribution in the same manner as if 510(k) clearance had been granted, and the device becomes a 510(k) predicate for future devices seeking to call it a “predicate.” The PMA pathway requires an applicant to demonstrate reasonable assurance of safety and effectiveness of the device for its intended use based, in part, on extensive data including, but not limited to, technical, preclinical, clinical trial, manufacturing and labeling data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices. Products that are approved through a PMA application generally need FDA approval before they can be modified. Similarly, some modifications made to products cleared through a 510(k) may require a new 510(k) or a PMA. The 510(k), de novo and PMA processes can be expensive, lengthy and sometimes unpredictable. The processes also entail significant user fees, unless exempt. The FDA’s 510(k) clearance process usually takes from six to 18 months, but may take longer if more data are needed. The de novo process can take one to two years or longer if additional data are needed. The PMA pathway is much more costly and uncertain than the 510(k) clearance process and it generally takes from one to five years, or even longer, from the time the application is filed with the FDA until an approval is obtained. The process of obtaining regulatory clearances or approvals to market a medical device can be costly and time-consuming, and we may not be able to obtain these clearances or approvals on a timely basis, if at all.

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

The FDA can delay, limit or deny clearance or approval of a device for many reasons, including:

•	we may not be able to demonstrate to the FDA’s satisfaction that our products meet the definition of “substantial equivalence” or meet the standard for the FDA to grant a petition for de novo classification;

•	we may not be able to demonstrate to the FDA’s satisfaction that our products are safe and effective for their intended uses;

•	the data from our pre-clinical studies (bench and/or animal) and clinical trials may be insufficient to support clearance or approval, where required;

•	the manufacturing process or facilities we use may not meet applicable requirements; and

•	changes in FDA clearance or approval policies or the adoption of new regulations may require additional data.

Any delay in, or failure to receive or maintain, clearances or approvals for our products under development could prevent us from generating revenue from these products or achieving profitability. Additionally, the FDA and other governmental authorities have broad enforcement powers. Our failure to comply with applicable regulatory requirements could lead governmental authorities or a court to take action against us, including but not limited to:

•	issuing untitled (notice of violation) letters or public warning letters to us;

•	imposing fines and penalties on us;

•	obtaining an injunction or administrative detention preventing us from manufacturing or selling our products;

•	seizing products to prevent sale or transport or export;

•	bringing civil or criminal charges against us;

•	recalling our products or engaging in a product correction;

•	detaining our products at U.S. Customs;

•	delaying the introduction of our products into the market;

•	delaying pending requests for clearance or approval of new uses or modifications to our existing products; and/or

•	withdrawing or denying approvals or clearances for our products.

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

We may not obtain regulatory approvals or certifications outside the United States on a timely basis, if at all. Clearance or approval by the FDA does not ensure approval or certification by regulatory authorities or Notified Bodies in other countries, and approval or certification by one foreign regulatory authority or Notified Body does not ensure approval by regulatory authorities in other countries or by the FDA. We may be required to perform additional pre-clinical or clinical studies even if FDA clearance or approval, or the right to bear the CE mark, has been obtained. If we fail to obtain or maintain regulatory approvals, certifications or registrations in any foreign country in which we plan to market our products, our business, financial condition and operating results could be adversely affected.

Modifications to our marketed products may require new 510(k) clearances or PMAs, or may require us to cease marketing or recall the modified products until clearances are obtained.

Any modification to a 510(k)-cleared device that could significantly affect its safety or efficacy, or that would constitute a major change in its intended use, technology, materials, packaging and certain manufacturing processes, may require a new 510(k) clearance or, possibly, a PMA. The FDA requires every manufacturer to make the determination regarding the need for a new 510(k) clearance or PMA in the first instance, but the FDA may (and often does) review the manufacturer’s decision. The FDA may not agree with a manufacturer’s decision regarding whether a new clearance or approval is necessary for a modification, and may retroactively require the manufacturer to submit a premarket notification requesting 510(k) clearance or an application for PMA. We have made modifications to our products in the past and may make additional modifications in the future that we believe do not or will not require additional clearances or approvals. No assurance can be given that the FDA would agree with any of our decisions not to seek 510(k) clearance or PMA. The issue of whether a product modification is significant enough to require a 510(k), as opposed to a simple “letter-to-file” documenting the change, is in a state of flux. In 1997, FDA issued a guidance to address this issue and it is a guidance with which FDA and industry is very familiar. In 2011, FDA proposed a new modifications guidance that was very controversial with industry because industry interpreted the guidance to reflect FDA’s view that it would require more 510(k)s than under the 1997 modifications guidance. On July 9, 2012, the Food and Drug Administration Safety and Innovation Act, FDASIA, was signed into law. Among other things, FDASIA requires the FDA to withdraw this proposed new modifications guidance and does not allow the FDA to use this draft guidance as part of, or for the basis of, any premarket review or any compliance or enforcement decisions or actions. FDASIA also obligates the FDA to prepare a report for Congress on the FDA’s approach for determining when a new 510(k) will be required for modifications or changes to a previously cleared device. After submitting this report, the FDA is expected to issue revised guidance to assist device manufacturers in making this determination. Until then, manufacturers may continue to adhere to the FDA’s 1997 guidance on this topic when making a determination as to whether or not a new 510(k) is required for a change or modification to a device, but the practical impact of the FDA’s continuing scrutiny of these issues remains unclear.

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

Healthcare policy changes, including legislation to reform the U.S. healthcare system, may have a material adverse effect on our business and operating results.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, collectively, the PPACA, substantially changes the way health care is financed by both governmental and private insurers, encourages improvements in the quality of healthcare items and services, and significantly impacts the medical device industry. The PPACA includes, among other things, the following measures:

•	an excise tax on any entity that manufactures or imports medical devices offered for sale in the United States;

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research;

•	new reporting and disclosure requirements on device manufacturers for any “transfer of value” made or distributed to prescribers and other healthcare providers (referred to as the Physician Payment Sunshine Act), which reporting requirements will be difficult to define, track and report, and which reports are due to CMS by March 31, 2014 and by the 90th day of each calendar year thereafter;

•	payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models, beginning on or before January 1, 2013;

•	an independent payment advisory board that will submit recommendations to reduce Medicare spending if projected Medicare spending exceeds a specified growth rate; and

•	a new licensure framework for follow-on biologic products.

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

Our financial performance may continue to be adversely affected by medical device tax provisions in the health care reform laws.

The PPACA imposes a deductible excise tax equal to 2.3% of the price of a medical device on any entity that manufactures or imports medical devices offered for sale in the United States, with limited exceptions. Under these provisions, the total cost to the medical device industry was estimated to be approximately $20 billion over 10 years. These taxes resulted in a significant increase in the tax burden on our industry and on us, which negatively impacted our operating results and our cash flows during 2013. Should this tax continue to exist or change, our operating results could continue to be negatively impacted.

The use, misuse or off-label use of our products may harm our image in the marketplace or result in injuries that lead to product liability suits, which could be costly to our business or result in FDA sanctions if we are deemed to have engaged in improper promotion of our products.

Our products currently marketed in the United States have been cleared by the FDA’s 510(k) clearance process for use under specific circumstances. Our promotional materials and training methods must comply with FDA and other applicable laws and regulations, including the prohibition on the promotion of a medical device for a use that has not been cleared or approved by the FDA. Use of a device outside of its cleared or approved indication is known as “off-label” use. We cannot prevent a surgeon from using our products or procedure for off-label use, as the FDA does not restrict or regulate a physician’s choice of treatment within the practice of medicine. However, if the FDA determines that our promotional materials, reimbursement advice or training of sales representatives or physicians constitute promotion of an off-label use, the FDA could request that we modify our training or promotional or reimbursement materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, disgorgement of profits, a civil fine and criminal penalties. Other federal, state or foreign governmental authorities also might take action if they consider our promotion or training materials to constitute promotion of an uncleared or unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. In that event, our reputation could be damaged and adoption of the products would be impaired. Although we train our sales force not to promote our products for off-label uses, and our instructions for use in all markets specify that our products are not intended for use outside of those indications cleared for use, the FDA or another regulatory agency could conclude that we have engaged in off-label promotion.

Further, the advertising and promotion of our products is subject to EEA Member States laws implementing Directive 93/42/EEC concerning Medical Devices, or the EU Medical Devices Directive, Directive 2006/114/EC concerning misleading and comparative advertising, and Directive 2005/29/EC on unfair commercial practices, as well as other EEA Member State legislation governing the advertising and promotion of medical devices. These laws may limit or restrict the advertising and promotion of our products to the general public and may impose limitations on our promotional activities with healthcare professionals. Our failure to comply with all these laws and requirements may harm our business and operating results.

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

We and certain of our third-party manufacturers are required to comply with the FDA’s current Good Manufacturing Program (cGMP) and Quality System Regulations, or QSR, which cover the methods of documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our products. We and certain of our suppliers also are subject to the regulations of foreign jurisdictions regarding the manufacturing process for our products marketed outside of the United States. The FDA enforces the QSR through periodic announced and unannounced inspections of manufacturing facilities. In January 2013, our OrthoHelix facility located in Medina, Ohio was subject to a routine FDA inspection. The inspection resulted in the issuance of a Form FDA-483 listing four inspectional observations. The FDA’s observations related to our documentation of corrective and preventative actions, procedures for receiving, reviewing and evaluating complaints, procedures to control product that does not conform to specified requirements and procedures to ensure that all purchased or otherwise received product and services conform to specified requirements. Although we believe we have corrected all four of these observations, the FDA could disagree with our conclusion and take corrective and remedial measures. In April 2013, our manufacturing facility located in Montbonnot, France was subject to a routine FDA inspection. The inspection resulted in the issuance of a Form FDA-483 listing one inspectional observation. The FDA’s observation related to our establishment of records of acceptable suppliers, contractors and consultants. Although we believe we have corrected the observation, the FDA could disagree with our conclusion and corrective and remedial measures. The failure by us or one of our suppliers to comply with applicable statutes and regulations administered by the

FDA and other regulatory bodies, or the failure to timely and adequately respond to any adverse inspectional observations or product safety issues, could result in, among other things, any of the following enforcement actions:

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

Many states such as Massachusetts, Connecticut, Nevada and Vermont require different types of compliance such as having a code of conduct, as well as reporting remuneration paid to health care professionals or entities in a position to influence prescribing behavior. Many of these industry standards inevitably influence company standards of conduct. Other laws tie into these standards as well, such as compliance with the advertising and promotion regulations under the U.S. federal Food, Drug and Cosmetic Act, the Anti-Kickback Statute, the False Claims Act, the Physician Payment Sunshine Act and other laws. We use many distributors and independent sales representatives in certain territories and thus rely upon their compliance with applicable laws and regulations, such as with the advertising and promotion regulations under the U.S. federal Food, Drug and Cosmetic Act, the Anti-kickback Statute, the False Claims Act, the Physician Payment Sunshine Act, similar laws under countries located outside the United States and other applicable federal, state or international laws. The failure by us or one of our distributors, representatives or suppliers to comply with applicable legal and regulatory requirements could result in, among other things, the FDA or other governmental authorities:

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

Our ongoing research and development, pre-clinical testing and clinical trial activities are subject to extensive regulation and review by numerous governmental authorities both in the United States and abroad. We are currently conducting post-market clinical studies of some or our products to gather additional information about these products’ safety, efficacy or optimal use. We are also conducting a clinical trial of our Simpliciti product in the United States. In the future we may conduct additional clinical trials to support approval of new products. Clinical studies must be conducted in compliance with FDA regulations or the FDA may take enforcement action. The data collected from these clinical trials may ultimately be used to support market clearance for these products. Even if our clinical trials are completed as planned, we cannot be certain that their results will support our product claims or that the FDA or foreign authorities will agree with our conclusions regarding them. Success in pre-clinical testing and early clinical trials does not always ensure that later clinical trials will be successful, and we cannot be sure that the later trials will replicate the results of prior trials and studies. The clinical trial process may fail to demonstrate that our products are safe and effective for the proposed indicated uses, which could cause us to abandon a product and may delay development of others. Any delay or termination of our clinical trials will delay the filing of our product submissions and, ultimately, our ability to commercialize our products and generate revenue. It is also possible that patients enrolled in clinical trials will experience adverse side effects that are not currently part of the product’s profile.

If the third parties on which we rely to conduct our clinical trials and to assist us with pre-clinical development do not perform as contractually required or expected, we may not be able to obtain regulatory clearance or approval for or commercialize our products.

We often must rely on third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if these third parties need to be replaced, or if the quality or accuracy of the data they obtain is compromised due to their failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our pre-clinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize, our products on a timely basis, if at all, and our business, operating results and prospects may be adversely affected. Furthermore, our third-party clinical trial investigators may be delayed in conducting our clinical trials for reasons outside of their control.

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

Although we do not provide healthcare services, submit claims for third-party reimbursement, or receive payments directly from Medicare, Medicaid or other third-party payors for our products or the procedures in which our products are used, healthcare regulation by federal, state and foreign governments could significantly impact our business. Healthcare fraud and abuse and health information privacy and security laws potentially applicable to our operations include:

•	the federal Anti-Kickback Law, which constrains our marketing practices and those of our independent sales agencies, educational programs, pricing, bundling and rebate policies, grants for physician-initiated trials and continuing medical education, and other remunerative relationships with healthcare providers, by prohibiting, among other things, soliciting, receiving, offering or providing remuneration, intended to induce the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare or Medicaid programs;

•	federal false claims laws (such as the federal False Claims Act) which prohibit, among other things, knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent, which impacts and regulates the reimbursement advice we give to our customers as it cannot be inaccurate and must relate to on-label uses of our products;

•	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, and its implementing regulations, which created federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters and which also imposes certain regulatory and contractual requirements regarding the privacy, security and transmission of individually identifiable health information;

•	state laws analogous to each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state laws governing the privacy and security of certain health information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; and

•	federal, state and international laws that impose reporting and disclosure requirements on device and drug manufacturers for any “transfer of value” made or distributed to prescribers and other healthcare providers.

If our past or present operations, or those of our independent sales agencies, are found to be in violation of any of such laws or any other governmental regulations that may apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from federal healthcare programs and the curtailment or restructuring of our operations. Similarly, if the healthcare providers or entities with whom we do business are found to be non-compliant with applicable laws, they may be subject to sanctions, which could also have a negative impact on us. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. The risk of our company being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Further, the PPACA, among other things, amends the intent requirement of the federal anti-kickback and criminal health care fraud statutes. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the PPACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the false claims statutes. Any action against us for violation of these laws, even if we successfully defend against them, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

The PPACA also includes a number of provisions that impact medical device manufacturers, including the Physician Payment Sunshine Act. Failure to submit required information under the Physician Payment Sunshine Act may result in civil monetary penalties of up to an aggregate of $150,000 per year (and up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests not reported in an annual submission.

In addition, there has been a recent trend of increased state and international regulation of payments made to physicians for marketing. Some states, such as Massachusetts and Vermont, mandate implementation of compliance programs, along with the tracking and reporting of gifts, compensation, and other remuneration to physicians. Several countries, such as France, also regulate payments made to physicians. The shifting compliance environment and the need to build and maintain robust and expandable systems to comply with multiple jurisdictions with different compliance and/or reporting requirements increases the possibility that a healthcare company may run afoul of one or more of the requirements. Our efforts to comply with these regulations have resulted in, and are likely to continue to result in, significant general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. Our failure to comply with all these laws and requirements may harm our business and operating results.

Governments and regulatory authorities vigorously enforce healthcare fraud and abuse laws, especially against companies in our industry. While we have not been the target of any investigations, we cannot guarantee that we will not be investigated in the future. If investigated we cannot assure that the costs of defending or resolving those investigations or proceedings would not have a material adverse effect on our financial condition, operating results and cash flows.

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

Section 361 of the Public Health Service Act, or PHSA, authorizes the FDA to issue regulations to prevent the introduction, transmission or spread of communicable disease. HCT/Ps regulated as 361 HCT/Ps are subject to requirements relating to: registering facilities and listing products with the FDA; screening and testing for tissue donor eligibility; Good Tissue Practice, or GTP, when processing, storing, labeling and distributing HCT/Ps, including required labeling information; stringent recordkeeping; and adverse event reporting. The FDA has also proposed extensive additional requirements that address sub-contracted tissue services, tracking to the recipient/patient, and donor records review. If a tissue-based product is considered human tissue, the FDA requirements focus on preventing the introduction, transmission and spread of communicable diseases to recipients. A product regulated solely as a 361 HCT/P is not required to undergo premarket clearance (510(k)) or approval (de novo or PMA).

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

We are subject to a variety of laws and regulations of the countries in which we operate and distribute products, such as the United States, France, Ireland, other EU nations and other countries, relating to the use, registration, handling, storage, disposal, recycling and human exposure to hazardous materials. Liability under environmental laws can be joint and several and without regard to comparative fault, and environmental, health and safety laws could become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with violations, which could harm our business. In the EU, where our manufacturing facilities are located, we and our suppliers are subject to EU environmental requirements such as the Registration, Evaluation, Authorization and Restriction of Chemicals, or REACH, regulation. In addition, we are subject to the environmental, health and safety requirements of individual European countries in which we operate such as France and Ireland. For example, in France, requirements known as the Installations Classées pour la Protection de l’Environnement regime provide for specific environmental standards related to industrial operations such as noise, water treatment, air quality and energy consumption. In Ireland, our manufacturing facilities are likewise subject to local environmental regulations, such as related to water pollution and water quality, that are administered by the Environmental Protection Agency. We believe that we are in material compliance with all applicable environmental, health and safety requirements in the countries in which we operate and do not have reason to believe that we are responsible for any cleanup liabilities. In addition, certain hazardous materials are present at some of our facilities, such as asbestos, that we believe are managed in compliance with all applicable laws. We also are subject to greenhouse gas regulations in the EU and elsewhere and we believe that we are in compliance based on present emissions levels at our facilities. Although we believe that our activities conform in all material respects with applicable environmental, health and safety laws, we cannot assure you that violations of such laws will not arise as a result of human error, accident, equipment failure, presently unknown conditions or other causes. The failure to comply with past, present or future laws, including potential laws relating to climate control initiatives, could result in the imposition of fines, third-party property damage and personal injury claims, investigation and remediation costs, the suspension of production or a cessation of operations. We also expect that our operations will be affected by other new environmental and health and safety laws, including laws relating to climate control initiatives, on an ongoing basis. Although we cannot predict the ultimate impact of any such new laws, they could result in additional costs and may require us to change how we design, manufacture or distribute our products, which could have a material adverse effect on our business.

Our business is subject to evolving corporate governance and public disclosure regulations that result in significant compliance costs. Our noncompliance with these regulations could have an adverse effect on our stock price.

We are subject to changing rules and regulations promulgated by a number of U.S. and Dutch governmental and self-regulated organizations, including the SEC, the NASDAQ Stock Market, the Dutch Authority for the Financial Markets and the Financial Accounting Standards Board. These rules and regulations continue to evolve in scope and complexity and many new requirements have been created, making compliance more difficult and uncertain. Our efforts to comply with these regulations have resulted in, and are likely to continue to result in, significant general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Risks Related to Our Intellectual Property

If our patents and other intellectual property rights do not adequately protect our products, we may lose market share to our competitors and may be unable to prevent competitors from competing against us.

We rely on patents, trade secrets, copyrights, know-how, trademarks, license agreements and contractual provisions to establish our intellectual property rights and protect our products. These legal means, however, afford only limited protection and may not adequately protect our rights. The patents we own may not be of sufficient scope or strength to provide us with any meaningful protection or commercial advantage, and competitors may be able to design around our patents or develop products that duplicate our own products or provide outcomes that are similar to ours.

U.S. patents and patent applications may be subject to interference proceedings, and U.S. patents may be subject to reexamination, inter partes review, post-grant review, derivation proceedings or other proceedings in the U.S. Patent and Trademark Office (USPTO). Foreign patents may be subject to opposition, nullity actions, or comparable proceedings in the corresponding foreign patent offices. Any of these proceedings could result in loss of the patent or denial of the patent application, or loss or reduction in the scope of one or more of the claims of the patent or patent application. Changes in either patent laws or in interpretations of patent laws may also diminish the value of our intellectual property or narrow the scope of our protection. Interference, reexamination, opposition proceedings, and invalidation actions such as nullity proceedings may be costly and time-consuming, and we, or the other parties from whom we might potentially license intellectual property, may be unsuccessful in defending against such proceedings. Thus, any patents that we own or might license may provide limited or no protection against competitors.

We cannot be certain that any of our pending patent applications will be issued. The USPTO or foreign patent offices may reject or require a significant narrowing of the claims in our pending patent applications and those we may file in the future affecting the patents issuing from such applications. We could incur substantial costs in proceedings before the USPTO and the proceedings may be time-consuming, which may cause significant diversion of effort by our technical and management personnel. These proceedings could result in adverse decisions as to the patentability or validity of claims directed to our inventions and may result in the narrowing or cancellation of claims in issued patents. Even if any of our pending or future applications are issued, they may not provide us with significant commercial protection or any competitive advantages. Our patents and patent applications cover particular aspects of our products. Other parties may develop and obtain patent protection for more effective technologies, designs or methods. If these developments were to occur, they would likely have an adverse effect on our sales. There may be prior public disclosures that could invalidate our inventions or parts of our inventions of which we are not aware. Our ability to develop additional patentable technology is also uncertain. In addition, the laws of some of the countries in which our products are or may be sold may not protect our intellectual property to the same extent as U.S. laws or at all, particularly in the field of medical products and procedures. We also may be unable to protect our rights in trade secrets and unpatented proprietary technology in these countries.

Non-payment or delay in payment of patent fees or annuities, whether intentional or unintentional, may also result in the loss of patents or patent rights important to our business. Many countries, including certain countries in Europe, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to other parties. In addition, many countries limit the enforceability of patents against other parties, including government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of the patent.

In the event a competitor infringes our patent or other intellectual property rights, enforcing those rights may be costly, difficult and time-consuming. Even if successful, litigation to enforce our intellectual property rights or to defend our patents against challenge could be expensive and time-consuming and could divert our management’s attention. An adverse decision in any legal action could limit our ability to assert our intellectual property rights, limit the value of our technology or otherwise negatively impact our business, financial condition and results of operations.

Monitoring unauthorized use of our intellectual property is difficult and costly. Unauthorized use of our intellectual property may have occurred or may occur in the future. Although we have taken steps to reduce the risk of this occurring, any such failure to identify unauthorized use and otherwise adequately protect our intellectual property would adversely affect our business. We may not have sufficient resources to enforce our intellectual property rights or to defend our patents or other intellectual property rights against a challenge. If we are unsuccessful in enforcing and protecting our intellectual property rights and protecting our products, it could harm our business and operating results.

Patent law can be highly uncertain and involve complex legal and factual questions for which important principles remain unresolved. In the United States and in many foreign jurisdictions, policy regarding the breadth of claims allowed in patents can be inconsistent. The U.S. Supreme Court and the Court of Appeals for the Federal Circuit have made, and will likely continue to make, changes in how the patent laws of the United States are interpreted. Patent law has recently been modified by the U.S. Congress, and future potential legislation could further change provisions of patent law. We cannot predict future changes in the interpretation of patent laws or changes to patent laws. Those changes may materially affect our patents, our ability to obtain patents or the patents and applications of our licensors. Future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage, which could adversely affect our financial condition and results of operations.

In particular, there are numerous recent changes to the U.S. patent laws and proposed changes to the rules of the USPTO that may have a significant impact on our ability to obtain and enforce intellectual property rights. For example, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was adopted in September 2011. The Leahy-Smith Act includes a number of significant changes to U.S. patent law, including provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. Under the Leahy-Smith Act, the United States transitioned from a “first-to-invent” system to a “first-inventor-to-file” system for patent applications filed on or after March 16, 2013. With respect to patent applications filed on or after March 16, 2013, if we are the first to invent but not the first to file a patent application, we may not be able to fully protect our intellectual property rights and may be found to have violated the intellectual property rights of others if we continue to operate in the absence of a patent issued to us. Many of the substantive changes to patent law associated with the Leahy-Smith Act have recently become effective. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

In addition, we hold licenses from third parties that relate to the design and manufacture of some of our products. The loss of such licenses could prevent us from manufacturing, marketing and selling these products, which could harm our business. If we, or the other parties from whom we would license intellectual property, fail to obtain and maintain adequate patent or other intellectual property protection for intellectual property used in our products, or if any protection is reduced or eliminated, others could use the intellectual property used in our products, resulting in harm to our competitive business position.

If we are unable to protect the confidentiality of our proprietary information and know-how, the value of our technology and products could be adversely affected.

In addition to patents, we seek to protect our trade secrets, know-how and other unpatented technology, in part, with confidentiality agreements with our vendors, employees, consultants and others who may have access to proprietary information. We cannot be certain, however, that these agreements will not be breached, adequate remedies for any breach would be available or our trade secrets, know-how and other unpatented proprietary technology will not otherwise become known to or be independently developed by our competitors. We also have taken precautions to initiate safeguards to protect our information technology systems. However, these measures may not be adequate to safeguard our proprietary intellectual property and conflicts may, nonetheless, arise regarding ownership of inventions. Such conflicts may lead to the loss or impairment of our intellectual property or to expensive litigation to defend our rights against competitors who may be better funded and have superior resources. Our employees, consultants, contractors, outside clinical collaborators and other advisors may unintentionally or willfully disclose our confidential information to competitors. In addition, confidentiality agreements may not be enforced or may not provide an adequate remedy in the event of unauthorized disclosure. Enforcing a claim that a third party illegally obtained and is using our trade secrets is expensive and time-consuming, and the outcome is unpredictable. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how.

Unauthorized parties also may attempt to copy or reverse engineer certain aspects of our products that we consider proprietary, and in such cases we could not assert any trade secret rights against such party. As a result, other parties may be able to use our proprietary technology or information, and our ability to compete in the marketplace would be harmed.

Some of our employees were previously employed at other medical device companies focused on the development of orthopaedic devices. We may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights. Even if we are successful in defending against these claims, litigation could result in substantial costs, damage to our reputation and be a distraction to management.

Our commercial technology and any future products and services that we develop could be alleged to infringe patent rights of third parties, which may require costly litigation and, if we are not successful, could cause us to pay significant damages or limit our ability to commercialize our products.

The orthopaedic medical device industry is litigious with respect to patents and other intellectual property rights. Companies in the orthopaedic medical device industry have used intellectual property litigation to gain a competitive advantage. Non-practicing entities also have used intellectual property litigation to seek revenue from orthopaedic companies. We cannot provide assurance that our products or methods do not infringe the patents or other intellectual property rights of third parties, and as our business grows, the possibility may increase that others will assert infringement claims against us. Determining whether a product infringes a patent involves complex legal and factual issues, and the outcome of a patent litigation action is often uncertain. No assurance can be given that patents containing claims covering our products, parts of our products, technology or methods do not exist, have not been filed or could not be filed or issued. Because of the number of patents issued and patent applications filed in our technical areas, our competitors or other parties may assert that our products and the methods we employ in the use of our products are covered by U.S. or foreign patents held by them. In addition, because patent applications can take many years to issue and because publication schedules for pending applications vary by jurisdiction, there may be applications now pending of which we are unaware and which may result in issued patents that our current or future products infringe. Also, because the claims of published patent applications can change between publication and patent grant, there may be published patent applications that may ultimately issue with claims that we infringe. There could also be existing patents that one or more of our products or parts may infringe and of which we are unaware. In certain situations, we may determine that it is in our best interests to voluntarily challenge a party’s products or patents in litigation or other proceedings, including patent interferences or reexaminations.

Any legal proceeding involving patents or other intellectual property, regardless of outcome, could drain our financial resources and divert the time and effort of our management. A patent infringement suit or other infringement or misappropriation claim brought against us or any of our licensees may force us or any of our licensees to stop or delay developing, manufacturing or selling potential products that are claimed to infringe a third party’s intellectual property, unless that party grants us or any of our licensees rights to use its intellectual property. In such cases, we may be required to obtain licenses to patents or proprietary rights of others in order to continue to commercialize our products. However, we may not be able to obtain any licenses required under any patents or proprietary rights of third parties on acceptable terms, or at all. Even if we or our licensees were able to obtain rights to the third party’s intellectual property, these rights may be nonexclusive, thereby giving our competitors access to the same intellectual property. Ultimately, we may be unable to commercialize some of our potential products or may have to cease some of our business operations as a result of patent infringement claims, which could severely harm our business.

In any infringement lawsuit, a third party could seek to enjoin, or prevent, us from commercializing our existing or future products, or may seek damages from us, and any such lawsuit would likely be expensive for us to defend against. If we lose one of these proceedings, a court or a similar foreign governing body could require us to pay significant damages to third parties, seek licenses from third parties, pay ongoing royalties, redesign or rename, in the case of trademark claims, our products so that they do not infringe or prevent us from manufacturing, using or selling our products. In addition to being costly, protracted litigation to defend or prosecute our intellectual property rights could result in our customers or potential customers deferring or limiting their purchase or use of the affected products until resolution of the litigation.

From time to time, in the ordinary course of business, we receive notices from third parties alleging infringement or misappropriation of the patent, trademark or other intellectual property rights of third parties by us or our customers in connection with the use of our products. We also may otherwise become aware of possible infringement claims against us. We routinely analyze such claims and determine how best to respond in light of the circumstances existing at the time, including the importance of the intellectual property right to us and the third party, the relative strength of our position of non-infringement or non-misappropriation and the product or products incorporating the intellectual property right at issue.

If we choose to acquire new businesses, products or technologies, we may experience difficulty in the identification or integration of any such acquisition, and our business may suffer.

Our success depends on our ability to continually enhance and broaden our product and service offerings in response to changing customer demands, competitive pressures and technologies. Accordingly, we may pursue the acquisition of complementary businesses, products or technologies instead of developing them ourselves. We do not know if we will be able to identify or complete any acquisitions, or whether we will be able to successfully integrate any acquired business, product or technology or retain key employees. Integrating any business, product or technology we acquire could be expensive and time consuming, and could disrupt our ongoing business and distract our management. If we are unable to integrate any acquired businesses, products or technologies effectively, our business will suffer. In addition, any amortization or charges resulting from acquisitions could negatively impact our operating results.

Risks Relating to Our Ordinary Shares

The trading volume and prices of our ordinary shares have been and may continue to be volatile, which could result in substantial losses to our shareholders.

The trading volume and prices of our ordinary shares have been and may continue to be volatile and could fluctuate widely due to factors beyond our control. During 2013, the sale price of our ordinary shares ranged from $15.17 per share to $21.87 per share, as reported by the NASDAQ Global Select Market. This may happen because of broad market and industry factors, like the performance and fluctuation of the market prices of other companies with business operations located mainly in Europe that have listed their securities in the United States. In addition to market and industry factors, the price and trading volume for our ordinary shares may be highly volatile for factors specific to our own operations, including the following:

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

Our articles of association prescribe that profits or reserves appearing from our annual accounts adopted by the general meeting shall be at the disposal of the general meeting. We will have power to make distributions to shareholders and other persons entitled to distributable profits only to the extent that our equity exceeds the sum of the paid and called-up portion of the ordinary share capital and the reserves that must be maintained in accordance with provisions of Dutch law or our articles of association. The profits must first be used to set up and maintain reserves required by law and must then be set off against certain financial losses. We may not make any distribution of profits on ordinary shares that we hold. The general meeting, whether or not upon the proposal of our board of directors, determines whether and how much of the remaining profit they will reserve and the manner and date of such distribution. All calculations to determine the amounts available for dividends will be based on our annual accounts, which may be different from our consolidated financial statements, Our statutory accounts to date have been prepared and will continue to be prepared under Dutch generally accepted accounting principles and are deposited with the Trade Register in Amsterdam, the Netherlands. We have not previously declared or paid cash dividends and we have no plan to declare or pay any dividends in the near future on our ordinary shares. We currently intend to retain most, if not all, of our available funds and any future earnings to operate and expand our business. In addition, our credit agreement contains covenants limiting our ability to pay cash dividends.

Warburg Pincus (Bermuda) Private Equity IX, L.P. and its affiliates control 32.7% of our ordinary shares, and this concentration of ownership may have an effect on transactions that are otherwise favorable to our shareholders.

Warburg Pincus (Bermuda) Private Equity IX, L.P. and its affiliates, or Warburg Pincus, beneficially own, in the aggregate, 32.7% of our outstanding ordinary shares. These shareholders could have an effect on matters requiring our shareholders’ approval, including the election of directors. This concentration of ownership also may delay, deter or prevent a change in control, and may make some transactions more difficult or impossible to complete without the support of these shareholders, regardless of the impact of this transaction on our other shareholders. In addition, our securityholders’ agreement gives TMG Holdings Coöperatief U.A., or TMG, an affiliate of Warburg Pincus, the right to designate three directors to be nominated to our board of directors for so long as TMG beneficially owns at least 25% of our outstanding ordinary shares, two directors for so long as TMG beneficially owns at least 10% but less than 25% of our outstanding ordinary shares and one director for so long as TMG beneficially owns at least 5% but less than 10% of our outstanding ordinary shares, and we have agreed to use our reasonable best efforts to cause the TMG designees to be elected.

We may experience deficiencies, including material weaknesses, in our internal control over financial reporting. Our business and our share price may be adversely affected if we do not remediate any deficiencies in our internal controls.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our global corporate headquarters are located in Amsterdam, the Netherlands.

Our U.S. headquarters are located in a 56,000 square foot facility in Bloomington, Minnesota, where we conduct our principal executive, sales and marketing, and administrative activities, along with our U.S. distribution and customer service operations. This facility is leased through 2022. Our OrthoHelix operations, which include research and development, marketing and distribution, customer service and administrative functions, are located in Medina, Ohio. Our primary U.S. research and development operations are based in a 12,200 square foot leased facility in Warsaw, Indiana.

Outside the United States, our primary manufacturing facilities are located in Montbonnot and Grenoble, France; and Macroom, Ireland. In the 112,000 square foot Montbonnot campus, we conduct manufacturing and manufacturing support activities, sales and marketing, research and development, quality and regulatory assurance, distribution and administrative functions. In our 84,700 square foot Macroom facility, we conduct manufacturing operations and manufacturing support such as purchasing, engineering and quality assurance functions. Our pyrocarbon manufacturing is performed at our 9,900 square foot facility in Grenoble, France. In addition, we maintain subsidiary sales offices and distribution warehouses in various countries, including France, Germany, Italy, the Netherlands, Denmark, Switzerland, United Kingdom, Belgium, Japan, Canada and Australia. We believe that our facilities are adequate and suitable for their use.

Below is a summary of our material facilities:

Entity	City	State/ Country	Owned or Leased	Occupancy	Square Footage	Lease Expiration Date
Tornier, Inc.	Bloomington	Minnesota, United States	Leased	Offices/Warehouse/ Distribution	56,000	01/01/2022
Tornier, Inc.	Warsaw	Indiana, United States	Leased	Offices/R&D	12,200	02/28/2015
OrthoHelix Surgical Designs, Inc	Medina	Ohio, United States	Leased	Offices/Warehouse/R&D	19,500	05/31/2014
Tornier SAS	Montbonnot	France	Leased	Offices	15,100	05/31/2022
Tornier SAS	Montbonnot	France	Leased	Warehouse/Distribution/ Offices	19,500	05/31/2022
Tornier SAS	Montbonnot	France	Leased	Offices/R&D	25,500	05/31/2022
Tornier SAS	Montbonnot	France	Owned 51%	Manufacturing/Offices	51,700	09/03/2018
Tornier SAS	Grenoble	France	Leased	Manufacturing/Offices/ R&D	9,900	12/31/2021
Tornier Orthopedics Ireland Limited	Macroom	Ireland	Leased	Manufacturing/Offices	84,700	12/01/2028

ITEM 3. LEGAL PROCEEDINGS

A description of our legal proceedings in Note 19 of our consolidated financial statements included in this report is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUTIY SECURITIES

Market Information

Our ordinary shares are traded on the NASDAQ Global Select Market under the symbol “TRNX.” The following table sets forth, for the fiscal quarters indicated, the high and low daily per share sales prices for our ordinary shares as reported by the NASDAQ Global Select Market.

	High	Low
Fiscal year 2013
First Quarter	$19.58	$15.95
Second Quarter	$19.00	$15.28
Third Quarter	$19.97	$15.63
Fourth Quarter	$21.87	$15.17
Fiscal year 2012
First Quarter	$25.84	$17.25
Second Quarter	$25.91	$19.21
Third Quarter	$23.02	$17.15
Fourth Quarter	$20.49	$14.53

Holders

As of February 18, 2014 there were 57 holders of record of our ordinary shares.

Dividends

We have never declared or paid any cash dividends on our ordinary shares. We currently intend to retain all future earnings for the operation and expansion of our business. We do not anticipate declaring or paying cash dividends on our ordinary shares in the foreseeable future. Any payment of cash dividends on our ordinary shares will be at the discretion of our board of directors and will depend upon our results of operations, capital requirements, contractual restrictions and other factors deemed relevant by our board of directors. The credit agreement relating to our senior secured term loan and senior secured revolving credit facility contains covenants limiting our ability to pay cash dividends.

Purchases of Equity Securities by the Company

None.

Recent Sales of Unregistered Securities

During the fourth fiscal quarter ended December 29, 2013, we did not issue any ordinary shares or other equity securities of our company that were not registered under the Securities Act of 1933, as amended.

Comparison of Total Shareholder Returns

The graph below compares the cumulative total shareholder returns for the period from February 3, 2011, the date of our initial public offering, to December 29, 2013 (our fiscal year-end), for our ordinary shares, an index composed of U.S. companies whose stock is listed on the NASDAQ Global Select Market (the NASDAQ U.S. Composite Index), and an index consisting of NASDAQ-listed companies in the surgical, medical and dental instruments and supplies industry (the NASDAQ Medical Equipment Subsector). For the year ended December 29, 2013, we elected to use the NASDAQ OMX Global Indices (XCMP), which was a change from prior years when we used the indexes of the Center for Research in Security Prices (CRSP). These indices were chosen because we believe they are a more appropriate benchmark against which to measure our stock performance. In compliance with Item 201(e)(4) of SEC Regulation S-K, we are required to show graphs under both indexes in the period of change. The graphs assume that $100.00 was invested on February 3, 2011, in our ordinary shares, the NASDAQ U.S. Composite Indices and the NASDAQ Medical Equipment Subsector Indices, and that all dividends were reinvested. Total returns for the NASDAQ indices are weighted based on the market capitalization of the companies included therein. Historic stock price performance is not indicative of future stock price performance. We do not make or endorse any prediction as to future share price performance.

	February 3, 2011	January 1, 2012	December 30, 2012	December 29, 2013
Tornier N.V.	100.00	99.72	90.25	101.33
NASDAQ U.S. Composite Index XCMP (New)	100.00	95.47	109.94	156.35
NASDAQ Medical Equipment Subsector XCMP (New)	100.00	95.14	107.74	151.26
NASDAQ U.S. Composite Index CRSP	100.00	95.44	109.95	156.26
NASDAQ Medical Equipment Subsector CRSP	100.00	106.18	115.96	137.80

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

ITEM 6. SELECTED FINANCIAL DATA

The following tables set forth certain of our selected consolidated financial data as of the dates and for the years indicated. The selected consolidated financial data was derived from our consolidated financial statements. The audited consolidated financial statements as of December 29, 2013 and December 30, 2012, and for the three year period ended December 29, 2013 are included elsewhere in this report. The audited consolidated financial statements as of January 1, 2012, January 2, 2011 and December 27, 2009 and for the years ended January 2, 2011 and December 27, 2009 are not included in this report. Historical results are not necessarily indicative of the results to be expected for any future period. U.S. dollars are presented in thousands, except per share data.

Our fiscal year-end is generally determined on a 52-week basis and always falls on the Sunday nearest to December 31. Every few years, it is necessary to add an extra week to the year making it a 53-week period in order to have our year end fall on the Sunday nearest to December 31. For example, the year ended January 2, 2011 includes an extra week of operations relative to the years ended December 29, 2013, December 30, 2012 and January 1, 2012. The extra week was added in the first quarter of the year ended January 2, 2011, making the first quarter 14 weeks in length, as opposed to 13 weeks in length.

	Year ended
	December 29, 2013	December 30, 2012	January 1, 2012	January 2, 2011	December 27, 2009
Statement of Operations Data:
Revenue	$310,959	$277,520	$261,191	$227,378	$201,462
Cost of goods sold	86,172	81,918	74,882	63,437	54,859

Gross profit	224,787	195,602	186,309	163,941	146,603
Selling, general and administrative	206,851	170,447	161,448	149,175	136,420
Research and development	22,387	22,524	19,839	17,896	18,120
Amortization of intangible assets	15,885	11,721	11,282	11,492	15,173
Special charges	3,738	19,244	892	306	1,864

Operating loss	(24,074)	(28,334)	(7,152)	(14,928)	(24,974)
Interest income	245	338	550	223	250
Interest expense	(7,256)	(3,733)	(4,326)	(21,805)	(19,917)
Foreign currency transaction (loss) gain	(1,820)	(473)	193	(8,163)	3,003
Loss on extinguishment of debt	(1,127)	(593)	(29,475)	—	—
Other non-operating (expense) income, net	(45)	116	1,330	43	(28,461)

Loss before income taxes	(34,077)	(32,679)	(38,880)	(44,630)	(70,099)
Income tax (expense) benefit	(2,349)	10,935	8,424	5,121	14,413

Consolidated net loss	(36,426)	(21,744)	(30,456)	(39,509)	(55,686)
Net loss attributable to noncontrolling interest	—	—	—	(695)	(1,067)

Net loss attributable to Tornier	(36,426)	(21,744)	(30,456)	(38,814)	(54,619)
Accretion of noncontrolling interest	—	—	—	(679)	(1,127)

Net loss attributable to ordinary shareholders	$(36,426)	$(21,744)	$(30,456)	$(39,493)	$(55,746)

Weighted-average ordinary shares outstanding:
basic and diluted	45,826	40,064	38,227	27,770	24,408
Net loss per share: basic and diluted	$(0.79)	$(0.54)	$(0.80)	$(1.42)	$(2.28)

Balance Sheet Data:
Cash and cash equivalents	$56,784	$31,108	$54,706	$24,838	$37,969
Other current assets	169,741	166,210	144,166	148,376	133,179
Total assets	705,426	654,227	511,700	491,178	520,187
Total long-term debt, less current portion	67,643	115,457	21,900	109,728	92,424
Total liabilities	179,618	218,148	110,240	220,939	277,140
Noncontrolling interest	—	—	—	—	23,259
Total shareholders’ equity	525,808	436,079	401,460	270,239	219,788
Other Financial Data:
Net cash provided by operating activities	$24,982	$14,431	$23,166	$2,889	$2,291
Net cash used in investing activities	(47,713)	(125,795)	(29,475)	(22,853)	(31,104)
Net cash provided by financing activities	47,023	86,666	39,110	7,427	44,857
Depreciation and amortization	36,566	30,232	28,107	27,038	29,732
Capital expenditures	(34,630)	(23,290)	(26,333)	(20,525)	(23,448)
Effect of exchange rate changes on cash and cash equivalents	1,384	1,100	(2,933)	(594)	577

Note: The results included above as of December 30, 2012 and for the year ended December 30, 2012 include the results of OrthoHelix Surgical Designs, Inc. from October 4, 2012 (date of acquisition) to December 30, 2012.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations together with the consolidated financial statements and the notes thereto included elsewhere in this report and other financial information included in this report. The following discussion may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Special Note Regarding Forward Looking Statements,” “Part 1- Item 1A. Risk Factors” and elsewhere in this report. These risks could cause our actual results to differ materially from any future performance suggested below.

Overview

We are a global medical device company focused on providing solutions to surgeons that treat musculoskeletal injuries and disorders of the shoulder, elbow, wrist, hand, ankle and foot, which we refer to as “extremity joints.” We sell to this surgeon base a broad line of joint replacement, trauma, sports medicine and biologic products to treat extremity joints. In certain international markets, we also offer joint replacement products for the hip and knee.

We have had a tradition of innovation, intense focus on science and education and a commitment to the advancement of orthopaedics in the pursuit of improved clinical outcomes for patients since our founding over 70 years ago in France by René Tornier. Our history includes the introduction of the porous orthopaedic hip implant, the application of the Morse taper, which is a reliable means of joining modular orthopaedic implants, and, more recently, the introduction of the stemless shoulder both in Europe and in a U.S. clinical trial. This track record of innovation based on science and education stems from our close collaboration with leading orthopaedic surgeons and thought leaders throughout the world.

We believe we are differentiated in the marketplace by our strategic focus on extremities, our full portfolio of upper and lower extremity products, and our extremity-focused sales organization. We offer a broad product portfolio of over 95 extremities products that are designed to provide solutions to our surgeon customers with the goal of improving clinical outcomes for their patients. We believe a more active and aging patient population with higher expectations regarding “quality of life,” an increasing global awareness of extremities solutions, improved clinical outcomes as a result of the use of extremities products and technological advances resulting in specific designs for extremities products that simplify procedures and address unmet needs for early interventions and the growing need for revisions and revision related solutions will drive the market for extremities products.

We manage our business in one reportable segment that includes the design, manufacture, marketing and sales of orthopaedic products. Our principal products are organized in four major categories: upper extremity joints and trauma, lower extremity joints and trauma, sports medicine and biologics, and large joints and other. Our upper extremity joints and trauma products include joint replacement and bone fixation devices for the shoulder, hand, wrist and elbow. Our lower extremity joints and trauma products, which include our OrthoHelix portfolio, include joint replacement and bone fixation devices for the foot and ankle. Our sports medicine and biologics product category includes products used across several anatomic sites to mechanically repair tissue-to-tissue or tissue-to-bone injuries, in the case of sports medicine, or to support or induce remodeling and regeneration of tendons and ligaments, in the case of biologics. Our large joints and other products include hip and knee joint replacement implants and ancillary products.

In the United States, we market and sell a broad offering of products, including products for upper extremity joints and trauma, lower extremity joints and trauma, and sports medicine and biologics. We do not actively market products for the hip or knee, which we refer to as “large joints,” in the United States, although we have clearance from the FDA to sell certain large joint products. We are in the process of completing our strategic initiative to transition our U.S. sales organization from a network of independent sales agencies that sold our full product portfolio to a combination of direct sales teams and independent sales agencies that are individually focused on selling either upper extremity products or lower extremity products across the territories that they serve. This transition caused disruption in our U.S. business in 2013 and this disruption is expected to continue throughout 2014 as we continue to transition our sales representatives to focus on either upper or lower extremities products, optimize our territory structures, hire additional sales representatives to fill territories and educate and train our sales teams. We ultimately believe that this strategy will position us to leverage our sales force and broad product portfolio toward our goal of achieving above market extremities revenue growth and margin expansion over the long term by allowing us to increase the product proficiency of our sales representatives to better serve our surgeon customers and to increase and optimize our selling opportunities by improving our overall procedure coverage and providing access to new specialists, general surgeons and accounts.

In international markets, we sell our full product portfolio, including large joints, and we utilize several distribution approaches that are tailored to the needs and requirements of each individual market. Our international sales and distribution system currently consists of 13 direct sales offices and approximately 25 distributors that sell our products in approximately 45 countries.

2013 Executive Summary

During 2013, we believe we made significant progress toward our three main strategic initiatives:

•	The transition of our U.S. sales organization. We spent most of 2013 transitioning our U.S. sales organization from a network of independent sales agencies that sold our full product portfolio to a combination of direct sales teams and independent sales agencies that are individually focused on selling either upper extremity products or lower extremity products across the territories that they serve. Over 85% of our U.S. revenues is now under a new agreement or transitioned to a direct sales model and over 55% of our U.S. revenues are served by direct sales teams. As we move into 2014, we expect to continue and complete the transition of our sales representatives to focus on either upper or lower extremities products, optimize our territory structures, hire additional sales representatives to fill territories and educate and train our sales teams. We believe that the transition of our U.S. sales organization will position us to leverage our sales force and broad product portfolio toward our goal of achieving above market extremities revenue growth and margin expansion over the long term.

•	The integration of OrthoHelix. We acquired OrthoHelix in the fourth quarter of 2012 to strengthen our product portfolio of lower extremity products and gain access to a dedicated lower extremities sales force that would allow a move to dedicated upper and lower extremities sales representation. The 2013 transition of our U.S. sales organization was closely connected to the integration of many of the historical OrthoHelix distributors into our overall U.S. lower extremities sales organization. During 2013, we received CE Mark approval to sell the majority of our OrthoHelix products internationally and have since begun to selectively launch these products in certain markets, including France, Germany and the United Kingdom. In addition, we completed the integration of the OrthoHelix sales, marketing, and research and development activities into our global teams.

•	The launch of our Aequalis Ascend Flex. We completed the limited user release and commercial launch of the Aequalis Ascend Flex convertible shoulder system during 2013. We believe that the Aequalis Ascend Flex has further strengthened our market-leading shoulder product portfolio by providing surgeons with a convertible pressed-fit reversed solution, while also expanding our addressable market for shoulder products by filling what we believe was a previous gap in this portfolio. We completed the training and education of over 150 surgeons on the Aequalis Ascend Flex during 2013 and plan to increase the number of instrument sets available to the field during 2014, both in the United States and internationally, and continue to train surgeons to further increase market acceptance.

Although we believe we made great strides in our business and strategic initiatives during 2013, our financial performance was below our expectations set at the beginning of 2013, primarily as a result of the disruption experienced in our U.S. business driven by the transition of our U.S. sales organization. The following are a few highlights of our 2013 financial and operating performance:

•	Our revenue grew by $33.4 million, or 12.0%, to $311.0 million in 2013 from $277.5 million in 2012 primarily as a result of our acquisition of OrthoHelix, and to a lesser extent, an increase in upper extremity joints and trauma revenue primarily as a result of the continued increase in sales of our Aequalis Ascend shoulder products, including the Aequalis Ascend Flex that was launched in the third quarter of 2013. Our 2013 revenue, however, was negatively impacted by disruption in our U.S. sales channel due to our strategic initiative to establish separate sales channels that are individually focused on selling either upper extremity products or lower extremity products across the territories that they serve.

•	Our gross margins improved to 72.3% in 2013 compared to 70.5% in 2012. Our 2013 gross margin results improved due to product cost improvements, production efficiencies and the insourcing of certain products. Additionally, our gross margin included $5.9 million of inventory fair value adjustments as a result of our acquisition of OrthoHelix and other smaller acquisitions, while our 2012 gross margin results included $2.0 million of fair value adjustments related to acquired inventory and $3.0 million product rationalization charges primarily due to product overlap with the products acquired from OrthoHelix.

•	Although we incurred a net loss of $36.4 million for 2013 compared to a net loss of $21.7 million for 2012, our operating loss decreased to $24.1 million for 2013 from $28.3 million for 2012 driven by higher revenues and improved gross margins, partially offset by higher selling, general and administrative expenses primarily due to our U.S. sales organization transition, higher intangible amortization related to our recent acquisitions and the negative impact of the medical device excise tax.

•	We completed the acquisitions of certain stocking distributors in Canada, Australia and the United Kingdom and certain U.S. distributors and independent sales agencies during 2013 for an aggregate purchase price of $9.9 million, plus an additional $2.5 million in contingent consideration to be paid over the next two years.

•	We completed an underwritten public offering in May 2013 pursuant to which we sold 5.2 million ordinary shares and certain shareholders sold 2.9 million ordinary shares at a public offering price of $16.15 per share, resulting in net proceeds to us of $78.7 million, after the underwriters’ discount and commissions and offering expenses.

•	We used $50.5 million of the net proceeds from our May 2013 public offering to pay off our $40.0 million Euro denominated term loan and a portion of our U.S. dollar denominated term loan.

•	We recorded $3.7 million in special charges in 2013, which were primarily comprised of $7.1 million of integration and distributor transition costs and $1.2 million of legal settlements in the United States, partially offset by a $5.1 million reversal of a contingent consideration liability related to our OrthoHelix acquisition due to the under-performance of our legacy lower extremity products versus established revenue targets. We expect to record special charges in 2014 between $3.9 and $5.6 million primarily related to our ongoing integration of OrthoHelix, expected completion of our U.S. sales transitions and OrthoHelix restructuring efforts.

•	We began and made significant progress on the implementation of an enterprise resource planning (ERP) system and our efforts will continue through 2014 and into 2015.

Results of Operations

Fiscal Year Comparisons

The following table sets forth, for the periods indicated, certain items from our consolidated statements of operations and the percentage of revenue that such items represent for the periods shown.

	Year ended
	December 29, 2013		December 30, 2012		January 1, 2012
	($ in thousands)
Statements of Operations Data:
Revenue	$310,959	100%	$277,520	100%	$261,191	100%
Cost of goods sold	86,172	28	81,918	30	74,882	29

Gross profit	224,787	72	195,602	70	186,309	71
Selling, general and administrative	206,851	67	170,447	61	161,448	62
Research and development	22,387	7	22,524	8	19,839	8
Amortization of intangible assets	15,885	5	11,721	4	11,282	4
Special charges	3,738	1	19,244	7	892	0

Operating loss	(24,074)	(8)	(28,334)	(10)	(7,152)	(3)
Interest income	245	0	338	0	550	0
Interest expense	(7,256)	(2)	(3,733)	(1)	(4,326)	(2)
Foreign currency transaction (loss) gain	(1,820)	(1)	(473)	(0)	193	0
Loss on extinguishment of debt	(1,127)	(0)	(593)	(0)	(29,475)	(11)
Other non-operating (expense) income, net	(45)	(0)	116	0	1,330	1

Loss before income taxes	(34,077)	(11)	(32,679)	(12)	(38,880)	(15)
Income tax (expense) benefit	(2,349)	(1)	10,935	4	8,424	3

Consolidated net loss	$(36,426)	(12)%	$(21,744)	(8)%	$(30,456)	(12)%

The following tables set forth, for the periods indicated, our revenue by product category and geography expressed as dollar amounts and the changes in revenue between the specified periods expressed as percentages:

Revenue by Product Category

	Year ended			Percent change
	December 29, 2013	December 30, 2012	January 1, 2012	2013/ 2012	2012/ 2011	2013/ 2012	2012/ 2011
	($ in thousands)			(as stated)		(constant currency)*
Upper extremity joints and trauma	$184,457	$175,242	$164,064	5%	7%	5%	9%
Lower extremity joints and trauma	58,747	34,109	26,033	72	31	72	33
Sports medicine and biologics	14,752	15,526	14,779	(5)	5	(5)	7

Total extremities	257,956	224,877	204,876	15	10	14	12
Large joints and other	53,003	52,643	56,315	1	(7)	(2)	1

Total	$310,959	$277,520	$261,191	12%	6%	11%	9%

Revenue by Geography

	Year ended			Percent change
	December 29, 2013	December 30, 2012	January 1, 2012	2013/ 2012	2012/ 2011	2013/ 2012	2012/ 2011
	($ in thousands)			(as stated)		(constant currency) *
United States	$182,104	$156,750	$141,496	16%	11%	16%	11%
International	128,855	120,770	119,695	7	1	5	8

Total	$310,959	$277,520	$261,191	12%	6%	11%	9%

*	-Constant currency is a non-GAAP financial measure. We calculate constant currency percentages by converting our current-period local currency financial results using the prior-period foreign currency exchange rates and comparing these adjusted amounts to our prior-period reported results.

Year Ended December 29, 2013 (2013) Compared to Year Ended December 30, 2012 (2012)

Revenue. Revenue increased by 12% to $311.0 million in 2013 from $277.5 million in 2012, primarily as a result of our acquisition and integration of OrthoHelix and growth in upper extremity joints and trauma. Foreign currency exchange rate fluctuations had a positive impact of $2.1 million in 2013. Excluding the positive impact of foreign currency exchange rate fluctuations, our revenue grew by 11% on a constant currency basis. We believe revenue in 2013 was negatively impacted by disruption in our U.S. sales channel due to our strategic initiative to establish separate sales channels that are individually focused on upper extremity products and lower extremity products.

Revenue by product category. Revenue in upper extremity joints and trauma increased by 5% to $184.5 million in 2013 from $175.2 million in 2012, primarily as a result of the continued increase in sales of our Aequalis Ascend shoulder products, including the Aequalis Ascend Flex convertible shoulder that was launched in the third quarter of 2013, and Aequalis reversed shoulder products and the Latitude EV elbow. We believe the increase in sales of our Aequalis Ascend shoulder products was due to continued market share gains and the launch of the Aequalis Ascend Flex, while the increased sales of our Aequalis reversed shoulder products resulted from continued market movement toward reversed shoulder replacement procedures. This increase was partially offset by decreased revenue from our mature shoulder products and disruption in our U.S. sales channel. Foreign currency exchange rate fluctuations had a positive impact of $0.5 million on the upper extremity joints and trauma revenue growth during 2013. Excluding the positive impact of foreign currency exchange rate fluctuations, our upper extremity joints and trauma revenue grew by 5% on a constant currency basis. We anticipate that revenue from upper extremity joints and trauma will be favorably impacted in future periods as a result of the launch of our Aequalis Ascend Flex, although we expect a certain level of cannibalization of our other mature shoulder products as a result of the launch.

Revenue in lower extremity joints and trauma increased by 72% to $58.7 million in 2013 from $34.1 million in 2012, primarily as a result of our acquisition and integration of OrthoHelix. This growth was partially offset by decreased revenue of legacy Tornier foot and ankle fixation products driven by disruption in our U.S. sales channel due to our strategic initiative to establish separate sales channels that are individually focused on upper extremity products and lower extremity products.

Revenue in sports medicine and biologics decreased 5% to $14.8 million in 2013 from $15.5 million in 2012 as growth in our suture and BioFiber products was more than offset by decreases in certain anchor products and our Conexa product. Our sports medicine and biologics products are sold by both our upper and lower extremities sales forces and were also partially impacted by the disruption in our U.S. sales channel.

Revenue from large joints and other increased by 1% to $53.0 million in 2013 from $52.6 million in 2012 related primarily to growth in sales of our hip products and the positive impact of foreign currency exchange rate fluctuations, partially offset by declines in sales of our mature knee products as we transition to next generation technologies. Revenue from our large joints and other category is primarily generated in certain western European geographies which continued to experience economic pressures, negatively impacting our revenue in this category. Foreign currency exchange rate fluctuations had a positive impact of $1.5 million on our large joints and other revenue during 2013. Excluding the positive impact of foreign currency exchange rate fluctuations, our large joints and other revenue decreased by 2% on a constant currency basis.

Revenue by geography. Revenue in the United States increased by 16% to $182.1 million in 2013 from $156.8 million in 2012, primarily due to our acquisition and integration of OrthoHelix. Excluding the impact from OrthoHelix, our revenues in the United States decreased as a result of disruption in our U.S. sales channel due to our strategic initiative to establish separate sales channels that are individually focused on upper extremity products and lower extremity products. While we believe this transition will increase our ability to meet our customers’ needs in the future, it had a negative impact on our U.S. revenue growth and likely will continue to negatively impact U.S. revenue growth during 2014 until the initiative is complete.

International revenue increased by 7% to $128.9 million in 2013 from $120.8 million in 2012. International revenue increased due to revenue growth in France from increased demand and certain geographic expansion activities in which we increased the number of products sold through direct sales channels in countries where we historically utilized local independent distributor representation. Our international revenue growth was partially offset by decreases in revenue in certain western European countries due to continued austerity measures and lower procedure volumes and lower sales volumes to certain stocking distributors. Foreign currency exchange rate fluctuations had a positive impact of $2.1 million on international revenue during 2013. Excluding the positive impact of foreign currency exchange rate fluctuations, our international revenue increased by 5% on a constant currency basis.

Cost of goods sold. Cost of goods sold increased to $86.2 million in 2013 from $81.9 million in 2012. As a percentage of revenue, cost of goods sold decreased to 28% in 2013 from 30% in 2012, primarily due to product cost improvements, production efficiencies and the insourcing of certain products. This decrease was partially offset by a higher level of excess and obsolete inventory charges and the negative impact of our geographical revenue mix. Also included in cost of goods sold in 2013 is approximately $5.9 million in fair value adjustments related to inventory acquired in our acquisition of OrthoHelix compared to $2.0 million in fair value adjustments related to acquired inventory and $3.0 million related to product rationalization charges in 2012 as a result of our acquisition of OrthoHelix. We intend to continue to focus on improving our cost of goods sold as a percentage of revenue through a combination of manufacturing efficiencies, additional in-sourcing activities and improved product mix. However, our cost of goods sold and corresponding gross profit as a percentage of revenue can be expected to fluctuate in future periods depending upon certain factors, including, among others, changes in our product sales mix and prices, distribution channels and geographies, manufacturing yields, plans for insourcing some previously outsourced production activities, inventory reserves required, levels of production volume and fluctuating inventory costs due to changes in foreign currency exchange rates since the period they were manufactured. The fair value adjustment charges recorded as cost of goods sold from the sell through of inventory acquired from business acquisitions is expected to decline in future periods from the levels experienced in 2013 as all fair value adjustment charges related to the OrthoHelix acquired inventory have been fully recognized.

Selling, general and administrative. Our selling, general and administrative expenses increased by 21% to $206.9 million in 2013 from $170.4 million in 2012 primarily as a result of our acquisition of OrthoHelix. As a percentage of revenue, selling, general and administrative expenses were 67% and 61% in 2013 and 2012, respectively. The increase in selling, general and administrative expense as a percentage of revenue was primarily a result of higher variable sales expenses and non-variable sales expenses related to the establishment of direct sales channels in the United States and several countries internationally, higher investments in sales training and education, an increase in expense related to information technology infrastructure and $3.2 million of expense related to the medical device excise tax which became effective in 2013. We expect selling, general and administrative expenses as a percentage of revenue to be higher than historical levels in the near term until we experience the anticipated revenue benefits of our U.S. sales channel transitions, integration initiatives, investments in sales resources, training and education, and new product launches, including the Aequalis Ascend Flex.

Research and development. Research and development expenses decreased slightly to $22.4 million in 2013 from $22.5 million in 2012. As a percentage of revenue, research and development expenses decreased 1% to 7% in 2013 from 8% in 2012. The decrease in total research and development expense of $0.1 million was primarily due to lower spending due to the timing of certain development projects, partially offset by our acquisition of OrthoHelix.

Amortization of intangible assets. Amortization of intangible assets increased $4.2 million to $15.9 million in 2013 from $11.7 million in 2012. The increase in amortization expense was primarily attributable to an increase in intangible assets due to our acquisition of OrthoHelix.

Special charges. We recorded $3.7 million in special charges in 2013 compared to $19.2 million in 2012. The $3.7 million in special charges for 2013 were primarily comprised of $7.1 million of integration and distributor transition costs and $1.2 million of legal settlements in the United States, partially offset by a $5.1 million reversal of a contingent consideration liability related to our OrthoHelix acquisition due to the under-performance of legacy Tornier lower extremity products versus established revenue targets. Special charges in 2012 included approximately $6.4 million of expense related to our facilities consolidation initiative, $4.7 million of intangible impairment charges, $3.5 million of integration costs related to our acquisitions of OrthoHelix and our exclusive stocking distributor in Belgium and Luxembourg, $2.0 million of bad debt expense related to the termination of a distributor and worsening general economic conditions in Italy, $1.4 million of expense related to distributor transition costs in the United States and internationally, and $1.2 million of expense related to management exit costs including the departures of our former Chief Executive Officer and Global Chief Financial Officer. We expect to record special charges in 2014 between $3.9 and $5.6 million primarily related to our ongoing integration of OrthoHelix, expected completion of our U.S. sales transitions and OrthoHelix restructuring efforts. See Note 18 to our consolidated financial statements for further detail on special charges.

Interest income. Our interest income was immaterial for both 2013 and 2012.

Interest expense. Our interest expense increased to $7.3 million in 2013 from $3.7 million in 2012 due primarily to the establishment of our credit facility which was used to fund our acquisition of OrthoHelix in the fourth quarter of 2012. In addition, interest expense was higher due to the accretion of interest expense related to OrthoHelix earn-out liabilities. We expect to continue to experience interest expense related to our credit agreement; however, in the second quarter of 2013, we repaid our $40.0 million Euro denominated term loan in full and repaid approximately $10.5 million of principal on our U.S. dollar denominated term loan, which we expect will reduce our future interest expense during 2014 from levels incurred in the first half of 2013.

Foreign currency transaction loss. We recognized $1.8 million of foreign currency transaction loss in 2013 compared to a $0.5 million foreign currency transaction loss in 2012. Foreign currency gains and losses are recognized when a transaction is denominated in a currency other than the subsidiary’s functional currency. The increase in foreign currency transaction loss was primarily attributable to foreign currency exchange rate fluctuations on foreign currency denominated intercompany payables and receivables.

Loss on extinguishment of debt. We recorded $1.1 million in loss on extinguishment of debt for 2013 related to the write-off of a debt discount on the repayment of our Euro denominated term loan. This compared to $0.6 million in loss on extinguishment of debt in 2012 as a result of penalties incurred upon repayment of certain portions of our previously existing European debt. We were required to repay all existing debt in 2012 prior to entering into the senior secured term loans that were used to finance our acquisition of OrthoHelix.

Other non-operating (expense) income. Our other non-operating income was immaterial for both 2013 and 2012.

Income tax (expense) benefit. We recorded income tax expense of $2.3 million during 2013 compared to an income tax benefit of $10.9 million for 2012. Our effective tax rate for 2013 and 2012 was (6.9)% and 33.5%, respectively. The change in our effective tax rate from 2012 to 2013 primarily relates to the impact of a $10.4 million tax benefit from the reversal of valuation allowance related to the OrthoHelix acquisition and the relative percentage of our pre-tax income generated from operations in countries with related income tax expense compared to operations in countries in which we have pre-tax losses but for which we record a valuation allowance against our deferred tax assets, and thus, cannot recognize income tax benefits. In addition, we recorded $1.0 million of income tax expense to establish a valuation allowance for deferred tax assets related to foreign stock-based compensation during 2013. We determined the tax planning strategies necessary to realize these deferred tax assets were no longer prudent, and as a result, we no longer believed these deferred tax assets were realizable. Given our history of operating losses, we do not generally record a provision for income taxes in the United States and certain of our European geographies.

Year Ended December 30, 2012 (2012) Compared to Year Ended January 1, 2012 (2011)

Revenue. Revenue increased by 6% to $277.5 million in 2012 from $261.2 million in 2011 as a result of increased sales in all of our extremities categories, partially offset by a decrease in sales of large joints and other due primarily to the negative impact of foreign currency exchange rates. The growth experienced in the extremities categories was driven primarily by increased demand, product expansion and our acquisition of OrthoHelix. Excluding the negative impact of foreign currency exchange rate fluctuations of approximately $8.1 million, principally due to the performance of the U.S. dollar against the Euro, our revenue grew by 9% on a constant currency basis.

Revenue by product category. Revenue in upper extremity joints and trauma increased by 7% to $175.2 million in 2012 from $164.1 million in 2011 primarily as a result of an increase in sales of our Aequalis reversed and Aequalis Ascend shoulder products, and to a lesser degree, our Simpliciti shoulder products. We believe that increased sales of our Aequalis reversed shoulder products resulted from market growth in shoulder replacement procedures and market movement towards reversed shoulder replacement procedures. We also saw an increase in sales of our Aequalis Ascend shoulder products which gained share in the shoulder replacement market. Included in the upper extremity joints and trauma revenue for 2012 was $0.2 million of incremental revenue from our acquisition of OrthoHelix. Offsetting these increases was the negative impact of foreign currency exchange rate fluctuations of $3.4 million. Excluding the impact of foreign currency exchange rate fluctuations, revenue in upper extremity joints and trauma increased by 9% on a constant currency basis.

Revenue in our lower extremity joints and trauma increased by 31% to $34.1 million in 2012 from $26.0 million in 2011 primarily due to $7.8 million in incremental revenue from our acquisition of OrthoHelix.

Revenue in sports medicine and biologics increased by 5% to $15.5 million in 2012 from $14.8 million in 2011, which was primarily attributable to increased sales of our anchor and suture products internationally, partially offset by a decrease in revenue of our biologics products, primarily our Conexa product.

Revenue from large joints and other decreased by 7% to $52.6 million in 2012 from $56.3 million in 2011 primarily related to negative foreign currency exchange rate fluctuations of $4.0 million. Excluding the impact of foreign currency exchange rate fluctuations, our large joints and other product revenue increased 1% on a constant currency basis.

Revenue by geography. Revenue in the United States increased by 11% to $156.8 million in 2012 from $141.5 million in 2011. While U.S. revenue was negatively impacted by certain U.S. sales channel changes during 2012, overall U.S. revenue increased as a result of incremental revenue from our OrthoHelix acquisition and increases in sales in upper extremity joints and trauma products. Included in the U.S. revenue was $8.0 million in incremental revenue from our OrthoHelix acquisition.

International revenue increased slightly to $120.8 million in 2012 from $119.7 million in 2011. International revenue was negatively impacted by foreign currency exchange rate fluctuations of approximately $8.1 million, principally due to the performance of the U.S. dollar against the Euro. Excluding the impact of foreign currency exchange rate fluctuations, our international revenue grew by 8% on a constant currency basis. This increase was primarily due to increased revenue in Australia, the United Kingdom and the Netherlands as a result of increased demand.

Cost of goods sold. Our cost of goods sold increased by 9% to $81.9 million in 2012 from $74.9 million in 2011. As a percentage of revenue, cost of goods sold increased to 30% in 2012 from 29% in 2011, primarily as a result of approximately $2.0 million in fair value adjustments related to inventory acquired in our acquisitions of OrthoHelix and our acquisition of our exclusive stocking distributor in Belgium and Luxembourg.

Selling, general and administrative. Our selling, general and administrative expenses increased by 6% to $170.4 million in 2012 from $161.4 million in 2011. As a percentage of revenue, selling, general and administrative expenses remained consistent at 62% in 2012 and 2011. The increase in total selling, general and administrative expenses was primarily a result of $3.4 million of additional variable selling expenses including commissions, royalties and freight expenses due to increased revenue. Selling, general and administrative expenses also increased as a result of increased instrument depreciation, sales management costs and costs related to information technology, partially offset by a decrease in expenses related to certain management incentives. These items were partially offset by the favorable impact of foreign currency exchange rate fluctuations of $6.1 million.

Research and development. Research and development expenses increased by 14% to $22.5 million in 2012 from $19.8 million in 2011. As a percentage of revenue, research and development expenses remained consistent during 2012 and 2011 at 8%. The increase in research and development expense of $2.7 million was primarily due to increased clinical study related expenses, an increased level of expenses on certain shoulder related development projects, including the Aequalis Ascend Flex convertible shoulder system, certain biologics related development projects and increased personnel related expenses. These items were partially offset by the favorable impact of foreign currency exchange rate fluctuations of $0.8 million and a decrease in expenses related to certain management incentives.

Amortization of intangible assets. Amortization of intangible assets increased by 4% to $11.7 million in 2012 from $11.3 million in 2011, primarily as a result of the amortization of intangible assets recorded through our acquisition of OrthoHelix and our acquisition of our exclusive stocking distributor in Belgium and Luxembourg in 2012, partially offset by the complete amortization of certain license related intangible assets that were fully amortized in 2011.

Special charges. Special charges were $19.2 million in 2012 compared to $0.9 million in 2011. Special charges in 2012 included approximately $6.4 million of expense related to our facilities consolidation initiative, $2.0 million of bad debt expense related to the termination of a distributor and worsening general economic conditions in Italy, $1.4 million of expense related to certain distribution changes in the United States and internationally, $3.5 million of integration costs related to our acquisitions of OrthoHelix and our exclusive stocking distributor in Belgium and Luxembourg, $1.2 million of expense related to management exit costs including the departures of our former Chief Executive Officer and Global Chief Financial Officer and $4.7 million of intangible impairment charges. For 2011, the $0.9 million of special charges were primarily related to severance costs from certain management organizational changes.

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

Loss on extinguishment of debt. We recognized a $0.6 million loss on the extinguishment of debt in 2012 as a result of penalties incurred upon repayment of certain portions of our European debt. We were required to pay-off all existing debt in 2012 prior to entering into the senior secured term loans that were used to finance our acquisition of OrthoHelix. See Note 8 to our consolidated financial statements for further details. In 2011, we recognized a $29.5 million loss on extinguishment of debt due to the repayment of our notes payable. Our notes payable were issued in 2008 and 2009 together with warrants to purchase ordinary shares of our company. At the time of issuance, we recognized the estimated fair value of the warrants as a warrant liability with an offsetting debt discount to reduce the carrying value of the notes payable to the estimated fair value at the time of issuance. This debt discount was then amortized as additional interest expense over the term of the notes. At the time of repayment in the first quarter of 2011, we recognized the remaining unamortized portion of the discount as a loss on the extinguishment of debt.

Other non-operating income. Our other non-operating income decreased to $0.1 million in 2012 from $1.3 million in 2011. The $1.3 million in 2011 was primarily due to the recognition of a gain related to the resolution of our contingent liability recorded as a part of our acquisition of C2M Medical Inc.

Income tax (expense) benefit. Our effective tax rate was 33.5% in 2012 and 21.6% in 2011. The change in our effective tax rate from 2011 to 2012 primarily related to the relative percentage of our pre-tax income from operations in countries with related income tax expense compared to operations in countries in which we have pre-tax losses but for which we record a valuation allowance against deferred tax assets, and thus, cannot recognize income tax benefits. In connection with our acquisition of OrthoHelix in 2012, we recorded deferred tax liabilities of $11.9 million, which included $10.7 million related to amortizable intangible assets and $1.2 million related to indefinite-lived acquired in-process research and development. The deferred tax liabilities of $10.7 million related to the amortizable intangibles reduced our net deferred tax assets by a like amount and in a manner that provides predictable future taxable income over the asset amortization period. As a result, we reduced our pre-acquisition deferred tax asset valuation allowance in 2012 by $10.7 million, which has been reflected as an income tax benefit in our consolidated statements of operations. Although the deferred tax liability of $1.2 million related to acquired in-process research and development also reduced our net deferred tax assets by a like amount, it did so in a manner that did not provide predictable future taxable income because the related asset was indefinite-lived. Therefore, the deferred tax asset valuation allowance was not reduced as a result of this item. As a result, our income tax benefit increased to $10.9 million in 2012 compared to an income tax benefit of $8.4 million in 2011.

Foreign Currency Exchange Rates

A substantial portion of our business is located outside the United States, and as a result, we generate revenue and incur expenses denominated in currencies other than the U.S. dollar. As a result, fluctuations in the value of foreign currencies relative to the U.S. dollar can impact our operating results. The majority of our operations denominated in currencies other than the U.S. dollar are denominated in Euros. In 2013 and 2012, approximately 41% and 44%, respectively, of our revenue was denominated in foreign currencies. As a result, our revenue can be significantly impacted by fluctuations in foreign currency exchange rates. We expect that foreign currencies will continue to represent a similarly significant percentage of our revenue in the future. Selling, marketing and administrative costs related to these sales are largely denominated in the same foreign currencies, thereby limiting our foreign currency transaction risk exposure. In addition, we also have significant levels of other selling, general and administrative expenses and research and development expenses denominated in foreign currencies. We, therefore, believe that the risk of a significant impact on our earnings from foreign currency fluctuations is mitigated to some extent.

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

Liquidity and Capital Resources

Working Capital

Since inception, we have generated significant operating losses resulting in an accumulated deficit of $272.2 million as of December 29, 2013. Historically, our liquidity needs have been met through a combination of sales of our equity and commercial debt financing. We believe that our cash and cash equivalents balance of approximately $56.8 million as of December 29, 2013, along with $30.0 million of available credit under our revolving credit facility, will be sufficient to fund our working capital requirements and operations, including recent and potential acquisitions to continue our U.S. sales channel transition and international expansion, and permit anticipated capital expenditures during the next twelve months. In the event that we would require additional working capital to fund future operations or for other needs, we could seek to acquire that through additional issuances of equity or additional debt financing arrangements, which may or may not be available on favorable terms at such time.

The following table sets forth, for the periods indicated, certain liquidity measures:

	As of
	December 29, 2013	December 30, 2012
	($ in thousands)
Cash and cash equivalents	$56,784	$31,108
Working capital	150,209	136,692
Available lines of credit	30,000	29,000
Total short and long term debt	69,081	120,052

Total working capital was positively impacted during 2013 as a result of the completion of our underwritten public offering in May 2013, partially offset by the subsequent repayment of certain long-term debt. The offering consisted of 8.1 million ordinary shares at a public offering price of $16.15 per share. Pursuant to the offering, we sold 5.2 million shares and certain shareholders sold 2.9 million shares, both of which were inclusive of the exercise of the underwriters’ over-allotment option. We received $78.7 million in net proceeds from the offering, net of the underwriters’ discount and commissions and offering expenses, and used approximately $50.5 million of the net proceeds to repay our $40.0 million Euro denominated term loan and a portion of our U.S. dollar denominated term loan. We intend to use the remaining net proceeds from this offering for working capital and general corporate purposes.

Credit Facility

The term loans that were repaid in 2013 related to our credit facility that was entered into in October 2012 to fund our acquisition of OrthoHelix. Under the credit facility, we obtained credit of $145 million, consisting of: (1) a senior secured term loan facility denominated in U.S. dollars in an aggregate principal amount of up to $75 million (referred to as the USD term loan facility); (2) a senior secured term loan facility denominated in Euros in an aggregate principal amount of up to the U.S. dollar equivalent of $40 million (referred to as the EUR term loan facility); and (3) a senior secured revolving credit facility denominated at our election, in U.S. dollars, Euros, pounds, sterling and yen in an aggregate principal amount of up to the U.S. dollar equivalent of $30 million. The borrowings under the term loan facilities were used to pay a portion of the OrthoHelix acquisition consideration, and fees, costs and expenses incurred in connection with the acquisition and the credit agreement and to repay prior existing indebtedness. As of December 29, 2013, we had $60.9 million of term debt outstanding under this credit facility. The term loan matures in October 2017. Funds available under the revolving credit facility may be used for general corporate purposes.

At our option, borrowings under our revolving credit facility and our U.S. dollar denominated term loan facility bear interest at (a) the alternate base rate (if denominated in U.S. dollars), equal to the greatest of (i) the prime rate in effect on such day, (ii) the federal funds rate in effect on such day plus 1/2 of 1%, and (iii) the adjusted LIBO rate plus 1%, plus in the case of each of (i)-(iii) above, an applicable rate of 2.00% or 2.25% (depending on our total net leverage ratio as defined in our credit agreement), or (b) the applicable adjusted LIBO rate for the relevant interest period plus an applicable rate of 3.00% or 3.25% (depending on our total net leverage ratio), plus the mandatory cost (as defined in our credit agreement) if such loan is made in a currency other than U.S. dollars or from a lending office in the United Kingdom or a participating member state (as defined in our credit agreement). In addition, we are subject to a 0.5% interest rate on the unfunded balance related to the line of credit.

The credit agreement contains customary covenants, including financial covenants which require us to maintain minimum interest coverage and maximum total net leverage ratios, and customary events of default. The obligations under the credit agreement are guaranteed by us, Tornier USA and certain other of our subsidiaries, and subject to certain exceptions, are secured by a first priority security interest in substantially all of our assets and the assets of certain of our existing and future subsidiaries of Tornier. We were in compliance with all covenants as of December 29, 2013.

Other Liquidity Information

In connection with our acquisition of OrthoHelix, we agreed to pay in cash additional earn-out payments of up to an aggregate of $20 million based upon our sales of lower extremity joints and trauma products during fiscal years 2013 and 2014. As a result of the earn-out, we expect to pay $4.6 million based on growth in revenue of our lower extremity joints and trauma products during 2013 over 2012.

In addition, in connection with the acquisitions of certain stocking distributors in Canada, Australia and the United Kingdom and certain U.S. distributors and independent sales agencies during 2013, we agreed to pay in cash additional contingent consideration of $2.5 million over the next two years.

Cash Flows

The following summarizes the components of our consolidated statements of cash flows for the years ended December 29, 2013, December 30, 2012 and January 1, 2012:

Operating activities. Net cash provided by operating activities was $25.0 million in 2013 compared to $14.4 million in 2012. This increase of $10.6 million in operating cash flow was attributable to a decrease in our consolidated net loss that was cash related in 2013 and an increase in cash from working capital of $6.3 million.

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

Investing activities. Net cash used in investing activities totaled $47.7 million, $125.8 million and $29.5 million in 2013, 2012 and 2011, respectively. The decrease in net cash used in investing activities in 2013 compared to 2012 was primarily driven by our 2012 acquisition of OrthoHelix, which had included cash consideration of $100.4 million. In 2013, we used approximately $10.1 million for acquisition related payments related to the acquisition of stocking distributors in Canada, the United Kingdom and Australia and the acquisition of certain U.S. independent sales agencies.

Our industry is capital intensive, particularly as it relates to surgical instrumentation. Our instrument additions were $23.8 million, $12.0 million and $19.7 million in 2013, 2012 and 2011, respectively. Instrument additions in 2013 were higher than both 2012 and 2011 due to the global launch of products acquired in 2012 from OrthoHelix and the 2013 launches of the Aequalis Ascend Flex and Latitude EV. 2011 instrument additions were higher than 2012 instrument additions as we used a portion of our 2011 initial public offering proceeds to make additional investments in instrumentation to support anticipated future revenue growth. Our expenditures related to property, plant and equipment were $10.8 million, $11.3 million and $6.6 million in 2013, 2012 and 2011, respectively. The increase in property, plant and equipment expenditures in 2013 and 2012 as compared to 2011 was driven by our investments in a global Enterprise Resource Planning (ERP) system in 2013 and the move of our U.S. sales and distribution activities from Stafford, Texas to Bloomington, Minnesota in 2012. We anticipate that capital expenditures in 2014 will approximate recent historical levels.

Financing activities. Net cash provided by financing activities decreased to $47.0 million in 2013 from $86.7 million in 2012. The $47.0 million in net cash provided by financing activities in 2013 included $78.7 million in net proceeds raised from our May 2013 underwritten public offering and $21.5 million received from stock option exercises, partially offset by $54.1 million in payments made on our senior secured term loans. The $86.7 million in net cash provided by financing activities in 2012 included $121.0 million in proceeds from the issuance of debt incurred to fund our acquisition of OrthoHelix, partially offset by the repayment of our previously existing long term debt. The increase in net cash provided by financing activities in 2012 compared to 2011 was due to the debt issued to fund our acquisition of OrthoHelix in 2012, partially offset by the repayment of a majority of our previously existing debt, which was a requirement under the new credit agreement.

Contractual Obligations and Commitments

The following table summarizes our outstanding contractual obligations as of December 29, 2013 for the categories set forth below, assuming only scheduled amortizations and repayment at maturity:

	Payment Due By Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	($ in thousands)
Amounts reflected in consolidated balance sheet:
Bank debt	$65,848	$977	$2,339	$61,985	$547
Shareholder loan	2,319	—	—	—	2,319
Contingent consideration	12,956	6,428	6,528	—	—
Capital leases	914	461	383	70	—
Amounts not reflected in consolidated balance sheet:
Interest on bank debt	9,603	2,776	5,436	1,376	15
Interest on contingent consideration	807	721	86	—	—
Interest on capital leases	67	40	25	2	—
Operating leases	28,143	5,410	8,035	6,336	8,362

Total	$120,657	$16,813	$22,832	$69,769	$11,243

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

Revenue Recognition

We derive our revenue from the sale of medical devices that are used by orthopaedic and general surgeons who treat diseases and disorders of extremity joints, including the shoulder, elbow, wrist, hand, ankle and foot, and large joints, including the hip and knee. Our revenue is generated from sales to two types of customers: healthcare institutions and stocking distributors. Sales to healthcare institutions represent the majority of our revenue. Revenue from sales to healthcare institutions is recognized at the time of surgical implantation. We generally record revenue from sales to our stocking distributors at the time the product is shipped to the distributor. Stocking distributors, who sell the products to their customers, take title to the products and assume all risks of ownership at time of shipment. We do not have any arrangements with stocking distributors that allow for retroactive pricing adjustments. Our stocking distributors are obligated to pay within specified terms regardless of when, if ever, they sell the products. In certain circumstances, we may accept sales returns from distributors and in certain situations in which the right of return exists, we estimate a reserve for sales returns and recognize the reserve as a reduction of revenue. We base our estimate for sales returns on historical sales and product return information including historical experience and trend information. Our reserve for sales returns has historically been immaterial. We charge our customers for shipping and handling and recognize these amounts as part of revenue.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses in the collection of accounts receivable. We make estimates regarding the future ability of our customers to make required payments based on historical credit experience, delinquency and current and expected future trends. The majority of our receivables are due from healthcare institutions, many of which are government funded. Accordingly, our collection history with this class of customer has been favorable and has resulted in a low level of historical write-offs. We write off accounts receivable when we determine that the accounts receivable are uncollectible, typically upon customer bankruptcy or the customer’s non-response to continued collection efforts.

We believe that the amount included in our allowance for doubtful accounts historically has been an appropriate estimate of the amount of accounts receivable that is ultimately not collected. While we believe that our allowance for doubtful accounts is adequate, the financial condition of our customers and the geopolitical factors that impact reimbursement under individual countries’ healthcare systems can change rapidly, which may necessitate additional allowances in future periods. For example, in 2012, we recorded reserves $2.0 million for certain specific customer accounts in Italy, primarily due to the impact of the ongoing economic challenges and the termination of agreements with certain distributors. Our allowance for doubtful accounts was $5.1 million and $4.8 million at December 29, 2013 and December 30, 2012, respectively.

Excess and Obsolete Inventory

We value our inventory at the lower of the actual cost to purchase or manufacture the inventory on a first-in, first-out, or FIFO, basis or its net realizable value. We regularly review inventory quantities on hand for excess and obsolete inventory (which can include charges for product expirations) and, when circumstances indicate, we incur charges to write down inventories to their net realizable value. Our review of inventory for excess and obsolete quantities is based on an analysis of historical product sales together with our forecast of future product demand and production requirements. A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. Additionally, our industry is characterized by regular new product developments that could result in an increase in the amount of obsolete inventory quantities on hand due to cannibalization of existing products. Also, our estimates of future product demand may prove to be inaccurate, in which case we may be required to incur charges for excess and obsolete inventory. In the future, if additional inventory write-downs are required, we would recognize additional cost of goods sold at the time of such determination. Regardless of changes in our estimates of future product demand, we do not increase the value of our inventory above its adjusted cost basis. Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, significant unanticipated decreases in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results. Charges incurred for excess and obsolete inventory were $8.4 million, $8.2 million and $5.0 million for 2013, 2012 and 2011, respectively.

Instruments

Instruments are surgical tools used by orthopaedic and general surgeons during joint replacement and other surgical procedures to facilitate the implantation of our products. There are no contractual terms with respect to the usage of our instruments by our customers and we maintain ownership of these instruments, except in situations where we sell instruments to certain stocking distributors. We generally do not charge for the use of our instruments and there are no minimum purchase commitments relating to our products. As our surgical instrumentation is used numerous times over several years, often by many different customers, instruments are recognized as long-lived assets. Instruments and instrument parts that have not been placed in service are carried at cost and are included as instruments in progress within instruments, net of allowances for excess and obsolete instruments, on our consolidated balance sheets. Once placed in service, instruments are carried at cost, less accumulated depreciation. Instrument parts used to maintain the functionality of instrument sets but that do not extend the life of the instrument sets are expensed as they are consumed and recorded as part of selling, general and administrative expense. Depreciation is computed using the straight-line method based on average estimated useful lives. Estimated useful lives are determined principally in reference to associated product life cycles, and average five years. As instruments are used as tools to assist surgeons, depreciation of instruments is recognized as a selling, general and administrative expense. Instrument depreciation expense was $13.9 million, $12.4 million and $11.0 million during 2013, 2012 and 2011, respectively.

We review instruments for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. An impairment loss would be recognized when estimated future undiscounted cash flows relating to an asset are less than the asset’s carrying amount. An impairment loss is measured as the amount by which the carrying amount of an asset exceeds its fair value.

Business Combinations, Goodwill and Long-Lived Assets

We account for acquired businesses using the purchase method of accounting. Under the purchase method, our consolidated financial statements include the financial results of an acquired business starting from the date the acquisition is completed. In addition, the assets acquired, liabilities assumed and any contingent consideration must be recorded at the date of acquisition at their respective estimated fair values, with any excess of the purchase price over the estimated fair values of the net assets acquired recorded as goodwill. Significant judgment is required in estimating the fair value of contingent consideration, intangible assets and in assigning their respective useful lives. Accordingly, we typically obtain the assistance of third-party valuation specialists for significant acquisitions. The fair value estimates are based on available historical information and on future expectations and assumptions deemed reasonable by management, but are inherently uncertain.

We typically have used a discounted cash flow analysis to determine the fair value of contingent consideration on the date of acquisition. Significant changes in the discount rate used could affect the accuracy of the fair value calculation. Contingent consideration is adjusted based on experience in subsequent periods and the impact of changes related to assumptions are recorded in operating expenses as incurred.

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

We have approximately $251.5 million of goodwill recorded as a result of the acquisition of businesses. Goodwill is tested for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest that impairment exists. Based on our single business approach to decision-making, planning and resource allocation, we have determined that we have one reporting unit for purposes of evaluating goodwill for impairment. We use widely accepted valuation techniques to determine the fair value of our reporting unit used in our annual goodwill impairment analysis. Our valuation is primarily based on a qualitative assessment and, if necessary, a quantitative assessments regarding the fair value of the reporting unit relative to the carrying value. We also use a market approach to evaluate the reasonableness of the income approach. We performed our annual impairment test on the first day of the fourth quarter of 2013 and determined that the fair value of our reporting unit significantly exceeded its carrying value and, therefore, no impairment charge was necessary.

We depreciate our property, plant and equipment and instruments and amortize our intangible assets based upon our estimate of the respective asset’s useful life. Our estimate of the useful life of an asset requires us to make judgments about future events, such as product life cycles, new product development, product cannibalization and technological obsolescence, as well as other competitive factors beyond our control. We account for the impairment of long-lived assets in accordance with Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) Section 360, Property, Plant and Equipment (FASB ASC 360) and ASC 350, General Intangibles Other than Goodwill. Accordingly, when indicators of impairment exist, we evaluate impairments of our property, plant and equipment, instruments, and intangibles based upon an analysis of estimated undiscounted future cash flows. If we determine that a change is required in the useful life of an asset, future depreciation and amortization is adjusted accordingly. Alternatively, if we determine that an asset has been impaired, an adjustment would be charged to earnings based on the asset’s fair market value, or discounted cash flows if the fair market value is not readily determinable.

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

Our valuation allowance balances totaled $40.4 million and $30.0 million as of December 29, 2013 and December 30, 2012, respectively, due to uncertainties related to our ability to realize, before expiration, some of our deferred tax assets for both U.S. and foreign income tax purposes. These deferred tax assets primarily consist of the carryforward of certain tax basis net operating losses and general business tax credits.

We recognize tax benefits when they are more likely than not to be realized. As a multinational corporation, we are subject to taxation in many jurisdictions and the calculation of our tax liabilities for uncertain tax positions involves dealing with the application of complex tax laws and regulations in various taxing jurisdictions. If we ultimately determine that the payment of these liabilities will be unnecessary, we will reverse the liability and recognize a tax benefit in the period in which we determine the liability no longer applies. Conversely, we record additional tax charges in a period in which we determine that a recorded tax liability is less than we expect the ultimate assessment to be. Our liability for unrecognized tax benefits totaled $3.1 million and $2.6 million as of December 29, 2013 and December 30, 2012, respectively.

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

We currently do not have information available which is indicative of future exercise and post-vesting behavior to estimate the expected term. As a result, we adopted the simplified method of estimating the expected term of a stock option, as permitted by ASC 718. Under this method, the expected term is presumed to be the mid-point between the vesting date and the contractual end of the term of our share-based awards. As a non-public entity prior to February 2011, historic volatility was not available for our ordinary shares. As a result, we estimated volatility based on a peer group of companies that we believe collectively provides a reasonable basis for estimating volatility. We intend to continue to consistently use the same group of publicly traded peer companies to determine volatility in the future until sufficient information regarding volatility of our ordinary share price becomes available or the selected companies are no longer suitable for this purpose. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with a remaining term approximately equal to the expected life of our stock options. The estimated pre-vesting forfeiture rate is based on our historical experience together with estimates of future employee turnover. We do not expect to declare cash dividends in the foreseeable future. For a summary of compensation expense related to share-based awards, see Note 16 of our consolidated financial statements.

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

Recent Accounting Pronouncements

In June 2013, the FASB issued Accounting Standards Update (ASU) 2013-11, Income Taxes (ASC Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The ASU requires entities to present unrecognized tax benefits as a decrease in a net operating loss, similar to tax loss or tax credit carryforward if certain criteria are met. The standard clarifies presentation requirements for unrecognized tax benefits but will not alter the way in which entities assess deferred tax assets for realizability. The guidance is effective for the fiscal year, and interim periods within that fiscal year, beginning after December 15, 2013. We will adopt this guidance beginning in the first quarter of 2014. The impact of adoption is not expected to be material.

In March 2013, the FASB issued ASU 2013-05, Foreign Currency Matters (ASC Topic 830), Parent’s Accounting for the Cumulative Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. The ASU requires entities to release cumulative translation adjustments to earnings when an entity ceases to have a controlling financial interest in a subsidiary or group of assets within a consolidated foreign entity and the sale or transfer results in the complete or substantially complete liquidation of the foreign entity. The ASU is effective for the fiscal year, and interim periods within that fiscal year, beginning after December 15, 2013 and is to be applied prospectively. We will adopt this guidance in the first quarter of 2014 and will affect the accounting for any future liquidation of foreign subsidiaries.

In February 2013, the FASB issued ASU 2013-04, Liabilities (ASC Topic 405), Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date. The ASU requires an entity that is jointly and severally liable to measure the obligation as the sum of the amount the entity has agreed with co-obligors to pay and any additional amount it expects to pay on behalf of one or more co-obligors. The amendment is effective for the fiscal year, and interim periods with that fiscal year, beginning after December 15, 2013 and should be applied retrospectively. We will adopt this guidance in the first quarter of 2014. The impact of adoption is expected to be immaterial.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Risk

Borrowings under our revolving credit facility and U.S. dollar denominated term loan bear interest at variable rates. As of December 29, 2013, we had no borrowings under our revolving credit facility and $60.9 million in borrowings under our U.S. dollar denominated term loan and other debt. Based upon this debt level, and the LIBOR floor on our interest rate, a 100 basis point increase in the annual interest rate on such borrowings would have an immaterial impact on our interest expense on an annual basis.

At our option, borrowings under our revolving credit facility and our U.S. dollar denominated term loan facility bear interest at (a) the alternate base rate (if denominated in U.S. dollars), equal to the greatest of (i) the prime rate in effect on such day, (ii) the federal funds rate in effect on such day plus 1/2 of 1%, and (iii) the adjusted LIBO rate plus 1%, plus in the case of each of (i)-(iii) above, an applicable rate of 2.00% or 2.25% (depending on our total net leverage ratio as defined in our credit agreement), or (b) the applicable adjusted LIBO rate for the relevant interest period plus an applicable rate of 3.00% or 3.25% (depending on our total net leverage ratio), plus the mandatory cost (as defined in our credit agreement) if such loan is made in a currency other than U.S. dollars or from a lending office in the United Kingdom or a participating member state (as defined in our credit agreement).

At December 29, 2013 our cash and cash equivalents were $56.8 million. Based on our annualized average interest rate, a 10% decrease in the annual interest rate on such balances would result in an immaterial impact on our interest income on an annual basis.

Foreign Currency Exchange Rate Risk

Fluctuations in the exchange rate between the U.S. dollar and foreign currencies could adversely affect our financial results. In 2013 and 2012, approximately 41% and 44%, respectively, of our revenues were denominated in foreign currencies, respectively. We expect that foreign currencies will continue to represent a similarly significant percentage of our revenues in the future. Operating expenses related to these revenues are largely denominated in the same respective currency, thereby limiting our transaction risk exposure, to some extent. However, for revenues not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases and if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our prices not being competitive in a market where business is transacted in the local currency.

In 2013, approximately 76% of our revenues denominated in foreign currencies were derived from European Union countries and were denominated in Euros. Additionally, we have significant intercompany payables and debt with certain European subsidiaries, which are denominated in foreign currencies, principally the Euro. Our principal exchange rate risk therefore exists between the U.S. dollar and the Euro. Fluctuations from the beginning to the end of any given reporting period result in the re-measurement of our foreign currency-denominated cash, receivables, payables and debt, generating currency transaction gains or losses that impact our non-operating income/expense levels in the respective period and are reported in foreign currency transaction gain (loss) in our consolidated financial statements. In 2013 and 2012, we economically hedged our exposure to fluctuations in the Euro and other currencies by entering into foreign exchange forward contracts.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

of Tornier N.V. and subsidiaries

We have audited the accompanying consolidated balance sheets of Tornier N.V. and subsidiaries as of December 29, 2013, and December 30, 2012, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended December 29, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tornier N.V. and subsidiaries at December 29, 2013 and December 30, 2012, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 29, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tornier N.V.’s internal control over financial reporting as of December 29, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 21, 2014, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Minneapolis, MN

February 21, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

of Tornier N.V. and Subsidiaries

We have audited Tornier N.V. and subsidiaries’ internal control over financial reporting as of December 29, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Tornier N.V. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Tornier N.V. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 29, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tornier N.V. and subsidiaries as of December 29, 2013 and December 30, 2012, and the related consolidated statement of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended December 29, 2013 and our report dated February 21, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Minneapolis, Minnesota

February 21, 2014

TORNIER N.V. AND SUBSIDIARIES

Consolidated Balance Sheets

(U.S. dollars in thousands, except share and per share amounts)

	December 29, 2013	December 30, 2012
Assets
Current assets:
Cash and cash equivalents	$56,784	$31,108
Accounts receivable (net of allowance of $5,080 and $4,846, respectively)	55,555	54,192
Inventories	87,011	86,697
Income taxes receivable	—	382
Deferred income taxes	5,601	2,734
Prepaid taxes	14,667	14,752
Prepaid expenses	3,151	2,998
Other current assets	3,756	4,455

Total current assets	226,525	197,318
Instruments, net	63,055	51,394
Property, plant and equipment, net	43,494	37,151
Goodwill	251,540	239,804
Intangible assets, net	117,608	126,594
Deferred income taxes	660	159
Other assets	2,544	1,807

Total assets	$705,426	$654,227

Liabilities and shareholders’ equity
Current liabilities:
Short-term borrowing and current portion of long-term debt	$1,438	$4,595
Accounts payable	17,326	11,526
Accrued liabilities	50,714	44,410
Income taxes payable	397	83
Contingent consideration, current	6,428	—
Deferred income taxes	13	12

Total current liabilities	76,316	60,626
Long-term debt	67,643	115,457
Deferred income taxes	21,489	20,284
Contingent consideration, long-term	6,528	15,265
Other non-current liabilities	7,642	6,516

Total liabilities	179,618	218,148
Shareholders’ equity:
Ordinary shares, €0.03 par value; authorized 175,000,000; issued and outstanding 48,508,612 and 41,728,257 at December 29, 2013 and December 30, 2012, respectively	1,921	1,655
Additional paid-in capital	769,466	660,968
Accumulated deficit	(272,158)	(235,732)
Accumulated other comprehensive income	26,579	9,188

Total shareholders’ equity	525,808	436,079

Total liabilities and shareholders’ equity	$705,426	$654,227

The accompanying notes are an integral part of the consolidated financial statements.

TORNIER N.V. AND SUBSIDIARIES

Consolidated Statements of Operations

(U.S. dollars in thousands, except share and per share amounts)

	Fiscal year ended
	December 29, 2013	December 30, 2012	January 1, 2012
Revenue	$310,959	$277,520	$261,191
Cost of goods sold	86,172	81,918	74,882

Gross profit	224,787	195,602	186,309
Operating expenses:
Selling, general and administrative	206,851	170,447	161,448
Research and development	22,387	22,524	19,839
Amortization of intangible assets	15,885	11,721	11,282
Special charges	3,738	19,244	892

Total operating expenses	248,861	223,936	193,461

Operating loss	(24,074)	(28,334)	(7,152)
Other income (expense):
Interest income	245	338	550
Interest expense	(7,256)	(3,733)	(4,326)
Foreign currency transaction (loss) gain	(1,820)	(473)	193
Loss on extinguishment of debt	(1,127)	(593)	(29,475)
Other non-operating (expense) income, net	(45)	116	1,330

Loss before income taxes	(34,077)	(32,679)	(38,880)
Income tax (expense) benefit	(2,349)	10,935	8,424

Consolidated net loss	$(36,426)	$(21,744)	$(30,456)

Net loss per share:
Basic and diluted	$(0.79)	$(0.54)	$(0.80)

Weighted average shares outstanding:
Basic and diluted	45,826	40,064	38,227

TORNIER N.V. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(U.S. dollars in thousands)

	Fiscal year ended
	December 29, 2013	December 30, 2012	January 1, 2012
Consolidated net loss	$(36,426)	$(21,744)	$(30,456)
Unrealized gain (loss) on retirement plans, net of tax	95	(866)	(32)
Foreign currency translation adjustments	17,296	4,938	(10,160)

Comprehensive loss	$(19,036)	$(17,672)	$(40,648)

The accompanying notes are an integral part of the consolidated financial statements.

TORNIER N.V. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(U.S. dollars in thousands)

	Fiscal year ended
	December 29, 2013	December 30, 2012	January 1, 2012
Cash flows from operating activities:
Consolidated net loss	$(36,426)	$(21,744)	$(30,456)
Adjustments to reconcile consolidated net loss to cash provided by operating activities:
Depreciation and amortization	36,566	30,232	28,107
Impairment of fixed assets	140	2,041	—
Lease termination costs	—	731	—
Intangible impairment	—	4,737	210
Non-cash foreign currency loss (gain)	1,829	(495)	298
Deferred income taxes	3,566	(4,506)	(11,619)
Tax benefit from reversal of valuation allowance	(1,120)	(10,700)	—
Share-based compensation	8,300	6,830	6,547
Non-cash interest expense and discount amortization	969	524	2,040
Inventory obsolescence	8,447	8,171	4,996
Loss on extinguishment of debt	1,127	—	29,475
Incentive related to new facility lease	—	1,400	—
Acquired inventory step-up	5,908	1,993	—
Gain on reversal of OrthoHelix contingent consideration liability	(5,140)	—	—
Other non-cash items affecting earnings	1,095	1,836	(186)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,084)	(2,188)	(4,673)
Inventories	(9,186)	(3,057)	(7,939)
Accounts payable and accruals	7,421	87	2,573
Other current assets and liabilities	4,704	(1,526)	3,987
Other non-current assets and liabilities	(2,134)	65	(194)

Net cash provided by operating activities	24,982	14,431	23,166
Cash flows from investing activities:
Acquisition-related cash payments	(10,148)	(102,612)	—
Purchases of intangible assets	(2,935)	(1,410)	(3,142)
Additions of instruments	(23,805)	(11,999)	(19,734)
Property, plant and equipment lease incentive	—	(1,400)	—
Purchases of property, plant and equipment	(10,825)	(9,891)	(6,599)
Proceeds from sale of property, plant and equipment	—	1,517	—

Net cash used in investing activities	(47,713)	(125,795)	(29,475)
Cash flows from financing activities:
Change in short-term debt	(1,000)	(8,009)	(10,513)
Repayments of long-term debt	(54,095)	(28,684)	(8,147)
Repayment of notes payable	—	—	(116,108)
Proceeds from issuance of long-term debt	1,796	121,045	5,032
Deferred financing costs	(111)	(5,396)	(2,731)
Issuance of ordinary shares from stock option exercises	21,481	7,710	—
Proceeds from other issuance of ordinary shares	78,952	—	171,577

Net cash provided by financing activities	47,023	86,666	39,110
Effect of exchange rate changes on cash and cash equivalents	1,384	1,100	(2,933)

Increase (decrease) in cash and cash equivalents	25,676	(23,598)	29,868
Cash and cash equivalents:
Beginning of period	31,108	54,706	24,838

End of period	$56,784	$31,108	$54,706

Non cash investing and financing transactions:
Fixed assets acquired pursuant to capital lease	$42	$560	$640

Capitalized software development costs	$1,180	$—	$—

Supplemental disclosure:
Income taxes paid	$1,700	$2,937	$1,119

Interest paid	$6,043	$2,084	$2,235

The accompanying notes are an integral part of the consolidated financial statements.

TORNIER N.V. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

(U.S. dollars in thousands, except share and per share amounts)

	Ordinary Shares		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total
	Shares	Amount	Capital	Income (Loss)	Deficit
Balance at January 2, 2011	29,569	$1,156	$437,307	$15,308	$(183,532)	$270,239

Net loss attributable to Tornier	—	—	—	—	(30,456)	(30,456)
Unrealized loss on retirement plans	—	—	—	(32)	—	(32)
Foreign currency translation adjustments	—	—	—	(10,160)	—	(10,160)
Initial public offering financing costs	—	—	(17,962)	—	—	(17,962)
Issuances of ordinary shares related to initial public offering	9,471	394	179,560	—	—	179,954
Issuance of ordinary shares related to stock option exercises	230	10	3,310	—	—	3,320
Share-based compensation	—	—	6,557	—	—	6,557

Balance at January 1, 2012	39,270	$1,560	$608,772	$5,116	$(213,988)	$401,460

Net loss	—	—	—	—	(21,744)	(21,744)
Unrealized loss on retirement plans	—	—	—	(866)	—	(866)
Foreign currency translation adjustments	—	—	—	4,938	—	4,938
Issuances of ordinary shares related to acquisition of OrthoHelix Surgical Designs, Inc.	1,941	75	37,954	—	—	38,029
Issuances of ordinary shares related to employee stock purchase plan	8	1	169	—	—	170
Issuances of ordinary shares for restricted stock units	50	2	(2)	—	—	—
Issuance of ordinary shares related to stock option exercises	459	17	7,523	—	—	7,540
Share-based compensation	—	—	6,552	—	—	6,552

Balance at December 30, 2012	41,728	$1,655	$660,968	$9,188	$(235,732)	$436,079

Net loss	—	—	—	—	(36,426)	(36,426)
Unrealized loss on retirement plans	—	—	—	95	—	95
Foreign currency translation adjustments	—	—	—	17,296	—	17,296
Secondary offering financing costs	—	—	(4,878)	—	—	(4,878)
Issuance of ordinary shares related to public offering	5,175	202	83,375	—	—	83,577
Issuances of ordinary shares related to employee stock purchase plan	15	1	253	—	—	254
Issuances of ordinary shares for restricted stock units	98	4	(4)	—	—	—
Issuance of ordinary shares related to stock option exercises	1,493	59	21,422	—	—	21,481
Share-based compensation	—	—	8,330	—	—	8,330

Balance at December 29, 2013	48,509	$1,921	$769,466	$26,579	$(272,158)	$525,808

The accompanying notes are an integral part of the consolidated financial statements.

TORNIER N.V. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

1. Business Description

Tornier N.V. (Tornier or the Company) is a global medical device company focused on providing solutions to surgeons that treat musculoskeletal injuries and disorders of the shoulder, elbow, wrist, hand, ankle and foot, referred to as “extremity joints.” The Company sells to this surgeon base a broad line of joint replacement, trauma, sports medicine and biologic products to treat extremity joints. In certain international markets, the Company also offers joint replacement products for the hip and knee.

Tornier’s global corporate headquarters are located in Amsterdam, the Netherlands. The Company also has significant operations located in Bloomington, Minnesota (U.S. headquarters, sales, marketing and distribution and administration), Grenoble, France (OUS headquarters, manufacturing and research and development), Macroom, Ireland (manufacturing), Warsaw, Indiana (research and development) and Medina, Ohio (marketing, research and development). In addition, the Company conducts local sales and distribution activities across 13 sales offices throughout Europe, Asia, Australia and Canada.

Basis of Presentation

The Company’s fiscal year-end is generally determined on a 52-week basis consisting of four 13 week quarters and always falls on the Sunday nearest to December 31.

The consolidated financial statements and accompanying notes present the consolidated results of the Company for each of the fiscal years in the three-year period ended December 29, 2013, December 30, 2012 and January 1, 2012.

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

Foreign Currency Translation

The functional currencies for the Company and all of the Company’s wholly owned subsidiaries are their local currencies. The reporting currency of the Company is the U.S. dollar. Accordingly, the consolidated financial statements of the Company and its international subsidiaries are translated into U.S. dollars using current exchange rates for the consolidated balance sheets and average exchange rates for the consolidated statements of operations and cash flows. Unrealized translation gains and losses are included in accumulated other comprehensive income (loss) in shareholders’ equity. When a transaction is denominated in a currency other than the subsidiary’s functional currency, the Company recognizes a transaction gain or loss in net earnings. Foreign currency transaction (losses) gains included in net earnings were $(1.8) million, $(0.5) million and $0.2 million during the years ended December 29, 2013, December 30, 2012 and January 1, 2012, respectively.

Revenue Recognition

The Company derives revenue from the sale of medical devices that are used by orthopaedic and general surgeons who treat diseases and disorders of extremity joints, including the shoulder, elbow, wrist, hand, ankle and foot, and large joints, including the hip and knee. Revenue is generated from sales to two types of customers: healthcare institutions and stocking distributors, with sales to healthcare institutions representing a majority of the Company’s revenue. Revenue from sales to healthcare institutions is recognized at the time of surgical implantation. Revenue from sales to stocking distributors is recorded at the time the product is shipped to the distributor. These stocking distributors, who sell the products to their customers, take title to the products and assume all risks of ownership at the time of shipment. Stocking distributors are obligated to pay within specified terms regardless of when, if ever, they sell the products. In certain circumstances, the Company may accept sales returns from distributors and in certain situations in which the right of return exists, the Company estimates a reserve for sales returns and recognizes the reserve as a reduction of revenue. The Company bases its estimate for sales returns on historical sales and product return information including historical experience and trend information. The Company’s reserve for sales returns has historically been immaterial.

Shipping and Handling

Amounts billed to customers for shipping and handling of products are reflected in revenue and are not considered significant. Costs related to shipping and handling of products are expensed as incurred, are included in selling, general and administrative expense, and were $5.7 million, $5.1 million and $5.2 million for the years ended December 29, 2013, December 30, 2012 and January 1, 2012, respectively.

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with an original maturity of three months or less. The carrying amount reported in the consolidated balance sheets for cash and cash equivalents is cost, which approximates fair value.

Accounts Receivable

Accounts receivable consist of customer trade receivables. The Company maintains an allowance for doubtful accounts for estimated losses in the collection of accounts receivable. The Company makes estimates regarding the future ability of its customers to make required payments based on historical credit experience, delinquency and expected future trends. The majority of the Company’s receivables are from healthcare institutions, many of which are government-funded. The Company’s allowance for doubtful accounts was $5.1 million and $4.8 million at December 29, 2013 and December 30, 2012, respectively. Accounts receivable are written off when it is determined that the accounts are uncollectible, typically upon customer bankruptcy or the customer’s non-response to continued collection efforts.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. Management attempts to minimize credit risk by reviewing customers’ credit history before extending credit and by monitoring credit exposure on a regular basis. The allowance for doubtful accounts is established based upon factors surrounding the credit risk of specific customers, historical trends and other information. Collateral or other security is generally not required for accounts receivable. As of December 29, 2013, there were no customers that accounted for more than 10% of accounts receivable.

Royalties

The Company pays royalties to certain individuals and companies that have developed and retain the legal rights to the technology or have assisted the Company in the development of technology or new products. These royalties are based on sales and are reflected as selling, general and administrative expenses in the consolidated statements of operations.

Inventories

Inventories, net of reserves for obsolete and slow-moving goods, are stated at the lower of cost or market value. Cost is determined on a first-in, first-out (FIFO) basis. Costs included in the value of inventory that Tornier manufactures include the material costs, direct labor costs and manufacturing and distribution overhead costs. Inventories consist of raw materials, work-in-process and finished goods. Finished goods inventories are held primarily in the United States, several countries in Europe, Canada, Japan and Australia and consist primarily of joint implants and related orthopaedic products. Inventory balances, net of reserves, consist of the following (in thousands):

	December 29, 2013	December 30, 2012
Raw materials	$6,840	$5,696
Work in process	9,171	4,933
Finished goods	71,000	76,068

Total	$87,011	$86,697

The Company regularly reviews inventory quantities on-hand for excess and obsolete inventory and, when circumstances indicate, incurs charges to write down inventories to their net realizable value. The Company’s review of inventory for excess and obsolete quantities is based primarily on the estimated forecast of future product demand, production requirements, and introduction of new products. The Company recognized $8.4 million, $8.2 million and $5.0 million of expense for excess and obsolete inventory in cost of goods sold during the years ended December 29, 2013, December 30, 2012 and January 1, 2012, respectively. The increase in excess and obsolete charges in 2012 included a $3.0 million charge related to rationalization of products associated with the integration of OrthoHelix into Tornier. Additionally, the Company had $47.8 million and $44.5 million in inventory held on consignment with third-party distributors and healthcare facilities, among others, at December 29, 2013 and December 30, 2012, respectively.

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

For the year ended December 29, 2013, the Company recorded $0.1 million in impairment related to the fixed assets located in Medina, Ohio that the Company is abandoning as part of its OrthoHelix restructuring plan. As a result of the Company’s facilities consolidation initiative in 2012, the Company recorded several fixed asset impairments related to the Company’s facilities in St. Ismier, France, Dunmanway, Ireland, and Stafford, Texas in the aggregate amount of $0.9 million for the year ended December 30, 2012.

Software Development Costs

The Company capitalizes certain computer software and software development costs incurred in connection with developing or obtaining computer software for internal use when both the preliminary project stage is completed and it is probable that the software will be used as intended. Capitalized software costs generally include external direct costs of materials and services utilized in developing or obtaining computer software and compensation and related benefits for employees who are directly associated with the software project. Capitalized software costs are included in property, plant and equipment on the Company’s consolidated balance sheet and amortized on a straight-line basis when the software is ready for its intended use over the estimated useful lives of the software, which approximate three to ten years.

Instruments

Instruments are surgical tools used by orthopaedic and general surgeons during joint replacement and other surgical procedures to facilitate the implantation of the Company’s products. Instruments are recognized as long-lived assets. Instruments and instrument parts that have not been placed in service are carried at cost, and are included as instruments in progress within instruments, net on the consolidated balance sheets. Once placed in service, instruments are carried at cost, less accumulated depreciation. Depreciation is computed using the straight-line method based on average estimated useful lives. Estimated useful lives are determined principally in reference to associated product life cycles, and average five years.

Instrument parts used to maintain the functionality of instruments but do not extend the life of the instruments are expensed as they are consumed and recorded as part of selling, general and administrative expense. The Company reviews instruments for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. An impairment loss would be recognized when estimated future undiscounted cash flows relating to the assets are less than the assets’ carrying amount. An impairment loss is measured as the amount by which the carrying amount of an asset exceeds its fair value. No impairment losses were recognized during the years ended December 29, 2013 and January 1, 2012. The Company recorded impairment charges of $1.0 million during the year ended December 30, 2012 related to instrument sets and components that were impaired as a result of revisions to existing product lines. Instruments included in long-term assets on the consolidated balance sheets are as follows (in thousands):

	December 29, 2013	December 30, 2012
Instruments	$99,754	$85,869
Instruments in progress	23,990	18,171
Accumulated depreciation	(60,689)	(52,646)

Instruments, net	$63,055	$51,394

The Company provides instruments to surgeons for use in surgeries and retains title to the instruments. As instruments are used as tools to assist surgeons, depreciation of instruments is recognized as a selling, general and administrative expense. Instrument depreciation expense was $13.9 million, $12.4 million and $11.0 million during the years ended December 29, 2013, December 30, 2012 and January 1, 2012, respectively.

Business Combinations

For all business combinations, the Company records all assets and liabilities of the acquired business, including goodwill and other identified intangible assets, generally at their fair values starting in the period when the acquisition is completed. Contingent consideration, if any, is recognized at its fair value on the acquisition date and changes in fair value are recognized in earnings until settlement. Acquisition-related transaction costs are expensed as incurred.

Goodwill

Goodwill is recognized as the excess of the purchase price over the fair value of net assets of businesses acquired. Goodwill is not amortized, but is subject to impairment tests. Based on the Company’s single business approach to decision-making, planning and resource allocation, management has determined that the Company has one reporting unit for the purpose of evaluating goodwill for impairment. The Company performs its annual goodwill impairment test as of the first day of the fourth quarter of its fiscal year or more frequently if changes in circumstances or the occurrence of events suggest that an impairment exists. Impairment tests are done by qualitatively assessing the likeliness for impairment and then, if necessary, comparing the reporting unit’s fair value to its carrying amount to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the reporting unit’s goodwill is less than the carrying value of the reporting unit’s goodwill. The fair value of the reporting unit and the implied fair value of goodwill are determined based on widely accepted valuation techniques. No goodwill impairment losses were recorded during the years ended December 29, 2013, December 30, 2012 and January 1, 2012 as the fair value of the reporting unit significantly exceeded its carrying value.

Intangible Assets

Intangible assets with an indefinite life, including certain trademarks and trade names, are not amortized, but are tested for impairment annually or whenever events or circumstances indicate that the carrying amount may not be recoverable. Any amount of impairment loss to be recorded would be determined based upon the excess of the asset’s carrying value over its fair value. No impairment losses on indefinite life intangibles were recorded during the years ended December 29, 2013, December 30, 2012 and January 1, 2012. The useful lives of these assets are also assessed annually to determine whether events and circumstances continue to support an indefinite life.

Intangible assets with a finite life, including developed technology, customer relationships, and patents and licenses, are amortized on a straight-line basis over their estimated useful lives, ranging from one to twenty years. Costs incurred to extend or renew license arrangements are capitalized as incurred and amortized over the shorter of the life of the extension or renewal, or the remaining useful life of the underlying product being licensed. Intangible assets with a finite life are tested for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. An impairment loss would be recognized when estimated future undiscounted cash flows relating to the asset are less than the asset’s carrying amount and would be measured as the amount by which the carrying amount of an asset exceeds its fair value. For the year ended December 29, 2013, the Company recognized an impairment charge of $0.1 million related to license intangibles that are no longer being used. For the year ended December 30, 2012, the Company recognized an impairment charge of $4.7 million related to developed technology and customer relationship intangibles whose fair values were negatively impacted by the acquisition of OrthoHelix. The fair value of the intangibles was determined using a discounted cash flow analysis. For the year ended January 1, 2012, the Company recognized an impairment charge of $0.2 million related to developed technology from acquired entities that was no longer being used. For the years ended December 29, 2013 and January 1, 2012, intangible asset impairments are included in amortization of intangible assets in the consolidated statements of operations. For the year ended December 30, 2012, intangible asset impairments are included in special charges on the consolidated statement of operations as they related directly to the acquisition and integration of OrthoHelix.

Derivative Financial Instruments

All of the Company’s derivative instruments are economic hedges and are recorded in the accompanying consolidated balance sheets as either an asset or liability and are measured at fair value. The changes in the derivative’s fair value are recognized in earnings as a component of foreign currency transaction gain (loss) in the period in which the change occurred.

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

The Company accrues interest and penalties related to unrecognized tax benefits in the Company’s provision for income taxes. In the fiscal years ended December 29, 2013 and December 30, 2012, accrued interest and penalties were $0.3 million and $0.2 million, respectively.

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

Share-Based Compensation

The Company accounts for share-based compensation in accordance with Accounting Standards Codification (ASC) Topic 718, Compensation – Stock Compensation, which requires share-based compensation cost to be measured at the grant date based on the fair value of the award and recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The determination of the fair value of share-based payment awards, such as options, is made on the date of grant using an option-pricing model is affected by the Company’s share price, as well as assumptions regarding a number of complex and subjective variables, which include the expected life of the award, the expected share price volatility over the expected life of the award, expected dividend yield and risk-free interest rate.

New Accounting Pronouncements

In June 2013, the FASB issued Accounting Standards Update (ASU) 2013-11, Income Taxes (ASC Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The ASU requires entities to present unrecognized tax benefits as a decrease in a net operating loss, similar to tax loss or tax credit carryforward if certain criteria are met. The standard clarifies presentation requirements for unrecognized tax benefits but will not alter the way in which entities assess deferred tax assets for realizability. The guidance is effective for the fiscal year, and interim periods within that fiscal year, beginning after December 15, 2013. The Company will adopt this guidance beginning in the first quarter of 2014. The impact of adoption is not expected to be material.

In March 2013, the FASB issued ASU 2013-05, Foreign Currency Matters (ASC Topic 830), Parent’s Accounting for the Cumulative Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. The ASU requires entities to release cumulative translation adjustments to earnings when an entity ceases to have a controlling financial interest in a subsidiary or group of assets within a consolidated foreign entity and the sale or transfer results in the complete or substantially complete liquidation of the foreign entity. The ASU is effective for the fiscal year, and interim periods within that fiscal year, beginning after December 15, 2013 and is to be applied prospectively. The Company will adopt this guidance in the first quarter of 2014 and will affect the accounting for any future liquidation of foreign subsidiaries.

In February 2013, the FASB issued ASU 2013-04, Liabilities (ASC Topic 405), Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date. The ASU requires an entity that is jointly and severally liable to measure the obligation as the sum of the amount the entity has agreed with co-obligors to pay and any additional amount it expects to pay on behalf of one or more co-obligors. The amendment is effective for the fiscal year, and interim periods with that fiscal year, beginning after December 15, 2013 and should be applied retrospectively. The Company will adopt this guidance in the first quarter of 2014. The impact of adoption is expected to be immaterial.

3. Fair Value of Financial Instruments

The Company measures certain assets and liabilities at fair value on a recurring or non-recurring basis based on the application of ASC Topic 820, which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. This requires fair value measurements to be classified and disclosed in one of the following three categories:

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

A summary of the financial assets and liabilities that are measured at fair value on a recurring basis at December 29, 2013 and December 30, 2012 are as follows:

	December 29, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$56,784	$56,784	$—	$—
Contingent consideration	(12,956)	—	—	(12,956)
Derivative asset	238	—	238	—

Total, net	$44,066	$56,784	$238	$(12,956)

	December 30, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$31,108	$31,108	$—	$—
Contingent consideration	(15,265)	—	—	(15,265)
Derivative asset	274	—	274	—

Total, net	$16,117	$31,108	$274	$(15,265)

As of December 29, 2013 and December 30, 2012 the Company had a derivative asset with a fair value of $0.2 million and $0.3 million, respectively, with recurring Level 2 fair value measurements. The derivatives are foreign exchange forward contracts and their fair values are based on pricing for similar recently executed transactions. The amount of gain (loss) recognized in foreign exchange loss for the year ended December 29, 2013 and December 30, 2012 related to this derivative is approximately $0.4 million and $0.3 million, respectively. Included in Level 3 fair value measurements as of December 29, 2013 is a $10.4 million contingent consideration liability related to potential earnout payments for the acquisition of OrthoHelix that was completed in October 2012, a $1.9 million contingent consideration liability related to earn-out payments for distributor acquisitions in the United States that occurred throughout 2013, a $0.5 million contingent consideration liability related to potential earnout payments for the acquisition of the Company’s exclusive distributor in Belgium and Luxembourg that was completed in May 2012 and a $0.2 million contingent consideration liability related to potential earnout payments related to the acquisition of a distributor in Australia. Contingent consideration liabilities are carried at fair value and included in contingent consideration (short term and long term) on the consolidated balance sheet. The contingent consideration liabilities were determined based on discounted cash flow analyses that included revenue estimates and a discount rate, which are considered significant unobservable inputs as of December 29, 2013. The revenue estimates were based on current management expectations for these businesses and the discount rate used was between 8-11% and was based on the Company’s estimated weighted average cost of capital for each transaction. To the extent that these assumptions were to change, the fair value of the contingent consideration liabilities could change significantly. Included in interest expense on the consolidated statement of operations for the year ended December 29, 2013 is $1.1 million related to the accretion of the contingent consideration. There were no transfers between levels during the year ended December 29, 2013.

Included in Level 3 fair value measurements as of December 30, 2012 is a $14.5 million contingent consideration liability related to potential earn-out payments for the acquisition of OrthoHelix and a $0.7 million contingent consideration liability related to potential earn-out payments for the acquisition of the Company’s exclusive distributor in Belgium and Luxembourg. The contingent consideration liabilities are carried at fair value, which is determined based on a discounted cash flow analysis that included revenue estimates and a discount rate, which are considered significant unobservable inputs as of December 30, 2012. The revenue estimates were based on then current management expectations for these businesses and the discount rate used as of December 30, 2012 was 8% and was based on the Company’s estimated weighted average cost of capital. Included in interest expense on the consolidated statement of operations for the year ended December 30, 2012 is $0.3 million related to the accretion of the contingent consideration. There were no transfers between levels during the year ended December 30, 2012.

A rollforward of the level 3 contingent liability for the year ended December 29, 2013 is as follows (in thousands):

Contingent consideration liability at December 30, 2012	$15,265

Additions	3,329
Fair value adjustments	(5,140)
Settlements	(1,640)
Interest accretion	1,132
Foreign currency translation	10

Contingent consideration at December 29, 2013	12,956

The Company also has assets and liabilities that are measured at fair value on a non-recurring basis. The Company reviews the carrying amount of its long-lived assets other than goodwill for potential impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable. During the year ended December 30, 2012, the Company recognized an intangible impairment of $4.7 million. The impairment was determined using a discounted cash flow analysis. Key inputs into the analysis included estimated future revenues and expenses and a discount rate. The discount rate of 8% was based on the Company’s weighted average cost of capital. These inputs are considered to be significant unobservable inputs and are considered Level 3 fair value measurements. No intangible impairments were recorded for the year ended December 29, 2013.

During the year ended December 30, 2012, the Company initiated and completed a facilities consolidation initiative that included the closure and consolidation of certain facilities in France, Ireland and the United States, which resulted in the recognition of a $0.9 million impairment charge to write down certain fixed assets to their estimated fair values. The fair value calculations were performed using a cost-to-sell analysis and are considered Level 2 fair value measurements as the key inputs into the calculations included estimated market values of the facilities, which are considered indirect observable inputs. In addition, the Company recorded $0.7 million of lease termination costs for the year ended December 30, 2012 related to the facilities consolidation initiative. The termination costs were determined using a discounted cash flow analysis that included a discount rate assumption, which is based on the credit adjusted risk free interest rate input, and an assumption related to the timing and amount of sublease income. The timing of the sublease income is a significant unobservable input and thus is considered a Level 3 fair value measurement. As of December 29, 2013, the value of this liability was approximately $0.4 million.

As of December 29, 2013 and December 30, 2012, the Company had short-term and long-term debt of $69.1 million and $120.1 million, respectively, the vast majority of which was variable rate debt. The fair value of the Company’s debt obligations approximates carrying value as a result of its variable rate term and would be considered a Level 2 measurement.

4. Business Combinations

On October 4, 2012, the Company completed the acquisition of 100% of the outstanding common stock of OrthoHelix Surgical Designs, Inc which further expanded the Company’s lower extremity joints and trauma product portfolio. Under the terms of the agreement, the Company acquired the assets and assumed certain liabilities of OrthoHelix for an aggregate purchase price of $152.6 million, including $100.4 million in cash, the equivalent of $38.0 million in Tornier ordinary shares based on the closing share price on the date of acquisition, and $14.2 million related to the fair value of additional contingent consideration of up to $20.0 million. The contingent consideration is payable in future periods based on growth of the lower extremity joints and trauma revenue category.

The OrthoHelix acquisition was accounted for as an acquisition of a business; and, accordingly, the financial results have been included in the Company’s consolidated results of operations from the date of acquisition. The allocation of the total purchase price to the net tangible and identifiable intangible assets was based on their estimated fair values as of the acquisition date. The excess of the purchase price over the identifiable intangible and net tangible assets in the amount of $105.9 million was allocated to goodwill, which is not deductible for tax purposes. Qualitatively, the three largest components of goodwill include: (1) expansion into international markets; (2) the relationships between the Company’s sales representatives and physicians; and (3) the development of new product lines and technology.

The following represents the allocation of the purchase price:

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

Of the $3.5 million in in-process research and development, three of the four projects have been completed and are included in developed technology as of December 29, 2013.

The estimated fair value of the intangible assets acquired was determined by the Company with the assistance of a third-party valuation expert. The Company used an income approach to measure the fair value of the developed technology and in-process research and development based on the multi-period excess earnings method, whereby the fair value is estimated based upon the present value of cash flows that the applicable asset is expected to generate. The Company used an income approach to measure the fair value of the trademarks based upon the relief from royalty method, whereby the fair value is estimated based upon discounting the royalty savings as well as any tax benefits related to ownership to a present value. The Company used an income approach to measure the fair value of non-compete agreements, based on the incremental income method, whereby value is estimated by discounting the cash flow differential as well as any tax benefits related to ownership to a present value. These fair value measurements were based on significant inputs not observable in the market and thus represent Level 3 measurements under the fair value hierarchy. The significant unobservable inputs include the discount rate of 8% which was based on the Company’s estimate of its weighted cost of capital.

Pro forma results of operations (unaudited) of the Company for the years ended December 30, 2012 and January 1, 2012, as if the acquisition had occurred on January 3, 2011, are as follows:

	Year Ended December 30, 2012	Year Ended January 1, 2012
Revenue	$298,051	$283,370
Net loss	(31,390)	(43,155)
Basic and diluted net loss per share	$(0.75)	$(1.07)

The pro forma results of operations are not necessarily indicative of future operating results. Included in the consolidated statement of operations for the year ended December 30, 2012 are approximately $8.0 million of revenue and $1.8 million of net loss related to the operations of OrthoHelix subsequent to the transaction closing.

5. Property, Plant and Equipment

Property, plant and equipment balances are as follows (in thousands):

	December 29, 2013	December 30, 2012
Land	$1,886	$1,830
Building and improvements	14,255	12,908
Machinery and equipment	31,192	25,767
Furniture, fixtures and office equipment	29,371	26,541
Software	5,511	4,729
Construction in progress	5,628	2,148

	87,843	73,923
Accumulated depreciation	(44,349)	(36,772)

Property, plant and equipment, net	$43,494	$37,151

Depreciation expense recorded on property, plant and equipment was $6.8 million, $6.1 million and $6.0 million during the years ended December 29, 2013, December 30, 2012 and January 1, 2012, respectively.

For the year ended December 29, 2013, the Company recognized $0.1 million of fixed asset impairments related to the OrthoHelix integration. As a result of the facilities consolidation initiative, the Company recorded several fixed asset impairments during 2012 related to the Company’s facilities in St. Ismier, France, Dunmanway, Ireland, and Stafford, Texas in the aggregate amount of $0.9 million for year ended December 30, 2012. Additionally, the Company recorded $0.1 million in impairments related to certain distribution channel changes in Europe in 2012. These changes are reflected in related fixed asset categories above. These impairments were recorded in special charges, a component of operating expenses, in the consolidated statements of operations for the years ended December 29, 2013 and December 30, 2012. See Note 18 for further description of the facilities consolidation initiative.

Included in construction in progress is $5.6 million of software development costs, primarily related to the Company’s development of an enterprise resource planning system.

6. Goodwill and Other Intangible Assets

The following table summarizes the changes in the carrying amount of goodwill for the years ended December 29, 2013 and December 30, 2012 (in thousands):

Balance at January 1, 2012	$130,544

Contingent payment on acquisition	1,193
Goodwill acquired in acquisitions	106,654
Foreign currency translation	1,413

Balance at December 30, 2012	$239,804
Goodwill acquired in acquisitions	8,239
Foreign currency translation	3,497

Balance at December 29, 2013	$251,540

The goodwill balance at December 29, 2013 contains $16.8 million of goodwill that qualifies for future tax deductions.

The components of identifiable intangible assets are as follows (in thousands):

	Gross Value	Accumulated Amortization	Net Value
Balances at December 29, 2013
Intangible assets subject to amortization:
Developed technology	$112,782	$(44,161)	$68,621
Customer relationships	61,783	(30,155)	31,628
Licenses	6,810	(4,004)	2,806
In-process research and development	400	—	400
Other	6,624	(2,431)	4,193
Intangible assets not subject to amortization:
Tradename	9,960	—	9,960

Total	$198,359	$(80,751)	$117,608

	Gross Value	Accumulated Amortization	Net Value
Balances at December 30, 2012
Intangible assets subject to amortization:
Developed technology	$108,274	$(34,114)	$74,160
Customer relationships	59,212	(24,634)	34,578
Licenses	5,525	(2,927)	2,598
In-process research and development	3,200	—	3,200
Other	3,923	(1,357)	2,566
Intangible assets not subject to amortization:
Tradename	9,492	—	9,492

Total	$189,626	$(63,032)	$126,594

During the year ended December 29, 2013, the Company acquired certain assets of its distributor in Canada for $3.3 million, which included $0.5 million in potential earn-out payments, which were subsequently paid. The purchase accounting for this transaction resulted in an increase in intangible assets of $0.5 million, in the form of customer relationships and non-compete agreements, and an increase in goodwill of $0.3 million. Additionally, during the year ended December 29, 2013, the Company acquired certain assets of a distributor in the United Kingdom for $1.0 million, which included $0.1 million in potential earn-out payments, which were subsequently paid. The purchase accounting for this transaction resulted in an increase in intangible assets of $0.1 million in the form of customer relationships. In addition, during the year ended December 29, 2013, the Company acquired certain assets of a distributor in Australia for $2.6 million, which included $0.2 million in potential earn-out payments. The purchase accounting for this transaction resulted in an increase in intangible assets of $0.1 million in the form of non-compete agreements and an increase in goodwill of $1.4 million. Also during the year ended December 29, 2013, the Company acquired certain U.S. distributors and independent sales agencies. The purchase accounting for these U.S. distributor transactions resulted in $2.2 million of intangible assets, primarily non-compete agreements and an increase in goodwill of $6.7 million.

During the year ended December 30, 2012, the Company acquired its exclusive distributor in Belgium and Luxembourg for $3.5 million, which included a $1.0 million earn-out. The purchase accounting for this transaction resulted in an increase in intangible assets of $3.0 million and an increase in goodwill of $0.8 million for the year ended December 30, 2012. Additionally, the Company acquired OrthoHelix on October 4, 2012 which resulted in the recording of additional goodwill of $105.9 million and additional intangible assets of $40.6 million for the year ended December 30, 2012. See Note 4 for further details on the acquisition of OrthoHelix.

For the year ended December 29, 2013, the Company recognized an impairment charge of $0.1 million related to license intangibles that are no longer being used. For the year ended December 30, 2012, the Company recognized an impairment charge of $4.7 million related to intangibles where the carrying value was greater than the fair value of the intangibles due to a reduction in forecasted revenue from the products that related to the intangible as a result of acquiring similar products as part of the OrthoHelix acquisition. For the year ended January 1, 2012, the Company recognized an impairment charge of $0.2 million related to developed technology from acquired entities that is no longer being used.

All finite-lived intangible assets have been assigned an estimated useful life and are amortized on a straight-line basis over the number of years that approximates the assets’ respective useful lives (ranging from one to twenty years). Included in other intangibles are non-compete agreements and patents. The weighted-average amortization periods, by major intangible asset class, are as follows:

Weighted-Average Amortization Period (In Years)
Developed technology	12
Customer relationships	13
Licenses	5
In-process research and development	—
Other	3

Total amortization expense for finite-lived intangible assets was $15.9 million, $11.6 million and $11.3 million during the years ended December 29, 2013, December 30, 2012 and January 1, 2012, respectively. Amortization expense is recorded as amortization of intangible assets in the consolidated statements of operations. Estimated annual amortization expense for fiscal years ending 2014 through 2018 is as follows (in thousands):

Amortization Expense
2014	$16,866
2015	16,420
2016	14,213
2017	13,299
2018	12,475

7. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 29, 2013	December 30, 2012
Accrued payroll and related expenses	$21,499	$16,521
Accrued royalties	9,169	9,001
Accrued sales and use tax	4,727	2,022
Accrued agent commissions	4,554	5,266
Other accrued liabilities	10,765	11,599

	$50,714	$44,410

8. Long-Term Debt

A summary of long-term debt is as follows (in thousands):

	December 29, 2013	December 30, 2012
Lines of credit and overdraft arrangements	$—	$1,000
Mortgages	4,993	3,719
Bank term debt	61,769	113,135
Shareholder debt	2,319	2,198

Total debt	69,081	120,052
Less current portion	(1,438)	(4,595)

Long-term debt	$67,643	$115,457

Aggregate maturities of debt for the next five years are as follows (in thousands):

2014	$1,438
2015	1,275
2016	1,447
2017	61,406
2018	649
Thereafter	2,866

Lines of Credit

On October 4, 2012, the Company, and one of its U.S. operating subsidiaries, Tornier, Inc. (Tornier USA), entered into a credit agreement with Bank of America, N.A., as Administrative Agent, SG Americas Securities, LLC, as Syndication Agent, BMO Capital Markets and JPMorgan Chase Bank, N.A., as Co-Documentation Agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated and SG Americas Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners, and the other lenders party thereto. The credit facility included a senior secured revolving credit facility to Tornier USA denominated at the election of Tornier USA, in U.S. dollars, Euros, pounds, sterling and yen in an aggregate principal amount of up to the U.S. dollar equivalent of $30.0 million. Funds available under the revolving credit facility may be used for general corporate purposes. Loans under the revolving credit facility bear interest at (a) the alternate base rate (if denominated in U.S. dollars), equal to the greatest of (i) the prime rate in effect on such day, (ii) the federal funds rate in effect on such day plus 1/2 of 1%, and (iii) the adjusted LIBO rate plus 1%, plus in the case of each of (i)-(iii) above, an applicable rate of 2.00% or 2.25% (depending on the Company’s total net leverage ratio as defined in its credit agreement), or (b) in the case of a eurocurrency loan (as defined in the credit agreement), at the applicable adjusted LIBO rate for the relevant interest period plus an applicable rate of 3.00% or 3.25% (depending on the Company’s total net leverage ratio), plus the mandatory cost (as defined in the credit agreement) if such loan is made in a currency other than U.S. dollars or from a lending office in the United Kingdom or a participating member state (as defined in the credit agreement). Additionally, the Company is subject to a 0.5% interest rate related to the unfunded balance on the line of credit. There was no outstanding amount under the line of credit as of December 29, 2013. As of December 30, 2012, the outstanding balance related to this line of credit was $1.0 million. The term of the line of credit ends in October 2017.

The Company’s European subsidiaries had established unsecured bank overdraft arrangements prior to 2012. This debt was paid off in 2012 and the Company recorded a loss on extinguishment of debt of $0.6 million related to prepayment fees and penalties.

Mortgages

The Company has mortgages secured by an office building in Montbonnot, France. These mortgages had an outstanding balance of $5.0 million and $3.7 million at December 29, 2013 and December 30, 2012, respectively, and bear fixed annual interest rates of 2.55%-4.9%.

Bank Term Debt

In addition to the senior secured revolving credit facility discussed above, the credit agreement entered into on October 4, 2012 also provided for an aggregate credit commitment to Tornier USA of $115.0 million, consisting of: (1) a senior secured term loan facility to Tornier USA denominated in dollars in an aggregate principal amount of up to $75.0 million; (2) a senior secured term loan facility to Tornier USA denominated in Euros in an aggregate principal amount of up to the U.S. dollar equivalent of $40.0 million. The borrowings under the term loan facilities were used to pay the cash consideration for the OrthoHelix acquisition, and fees, costs and expenses incurred in connection with the acquisition and the credit agreement and to repay prior existing indebtedness of the Company and its subsidiaries. The term loans mature in October 2017. In the second quarter of 2013, the $40.0 million senior secured term loan facility denominated in Euros was repaid in full. As part of the repayment, the Company recorded $1.1 million loss on extinguishment of debt related to the write-off of the corresponding deferred financing costs. Additionally, in June 2013, the Company repaid $10.5 million of the senior secured U.S. dollar denominated loan. Amounts recorded in interest expense related to the amortization of the debt discount were approximately $1.0 million for the year ended December 29, 2013.

Borrowings under these facilities within the credit agreement as of December 29, 2013 and December 30, 2012 were as follows:

	December 29, 2013	December 30, 2012
Senior secured U.S. dollar term loan	$64,031	$75,925
Senior secured Euro term loan	—	40,772
Debt discount	(3,157)	(5,138)

Total	$60,874	$111,559

The USD term facility bears interest at (a) the alternate base rate (if denominated in U.S. dollars), equal to the greatest of (i) the prime rate in effect on such day, (ii) the federal funds rate in effect on such day plus 1/2 of 1%, and (iii) the adjusted LIBO rate, with a floor of 1% (as defined in the new credit agreement) plus 1%, plus in the case of each of (i)-(iii) above, an applicable rate of 2.00% or 2.25% (depending on the Company’s total net leverage ratio as defined in the Company’s credit agreement), or (b) in the case of a eurocurrency loan (as defined in the Company’s credit agreement), at the applicable adjusted LIBO rate for the relevant interest period plus an applicable rate of 3.00% or 3.25% (depending on the Company’s total net leverage ratio), plus the mandatory cost (as defined in the credit agreement) if such loan is made in a currency other than U.S. dollars or from a lending office in the United Kingdom or a participating member state (as defined in the credit agreement).

The credit agreement, including the term loan and the revolving line of credit, contains covenants, including financial covenants which require the Company to maintain minimum interest coverage, annual capital expenditure limits and maximum total net leverage ratios, and customary events of default. The obligations under the credit agreement are guaranteed by the Company, Tornier USA and certain other specified subsidiaries of the Company, and subject to certain exceptions, are secured by a first priority security interest in substantially all of the assets of the Company and certain specified existing and future subsidiaries of the Company. Additionally, the credit agreement includes a restriction on the Company’s ability to pay dividends. The Company was in compliance with all covenants as of December 29, 2013.

Also included in bank term debt is $0.9 million and $1.6 million related to capital leases at December 29, 2013 and December 30, 2012, respectively. See Note 14 for further details.

Shareholder Debt

In 2008, one of the Company’s 51%-owned and consolidated subsidiaries borrowed $2.2 million from a member of the Company’s board of directors who is also a 49% owner of the consolidated subsidiary. This loan was used to partially fund the purchase of real estate in Grenoble, France, to be used as a manufacturing facility. Interest on the debt is variable based on three-month Euro Libor rate plus 0.5% and has no stated term. The outstanding balance on this debt was $2.3 and $2.2 million as of December 29, 2013 and December 30, 2012, respectively. The non-controlling interest in this subsidiary is deemed immaterial to the consolidated financial statements.

9. Retirement and Postretirement Benefit Plans

The Company’s French subsidiary is required by French government regulations to offer a plan to its employees that provides certain lump-sum retirement benefits. This plan qualifies as a defined benefit retirement plan. The French regulations do not require funding of this liability in advance and as a result there are no plan assets associated with this defined-benefit plan. The Company has an unfunded liability of $2.8 million and $2.5 million recorded at December 29, 2013 and December 30, 2012, respectively, for future obligations under the plan that is included in other noncurrent liabilities on the consolidated balance sheet. The government mandated discount rate increased from 2.8% as of December 30, 2012 to 3.0% at December 29, 2013, which resulted in a $0.1 million unrealized gain recorded as a component of other comprehensive loss for the year ended December 29, 2013. For the year ended December 30, 2012, the discount rate decreased from 4.7% to 2.8%, which resulted in a $0.9 million unrealized loss which was recorded as a component of other comprehensive loss. The related periodic benefit expense was immaterial in all periods presented.

10. Derivative Instruments

The Company’s operations outside the United States are significant. As a result, the Company has foreign exchange exposure on transactions denominated in currencies that are different than the functional currency in certain legal entities. Starting in 2012, the Company began entering into forward contracts to manage its exposure to foreign currency transaction gains (losses). As it relates to one of the Company’s U.S. operating entities, Tornier Inc., the Company has entered into forward contracts to manage the foreign currency exposures to the Euro. As it relates to the Company’s French operating entity, Tornier SAS, the Company has entered into forward contracts to manage the foreign currency exposure to the Australian Dollar, British Pound, Canadian Dollar, Japanese Yen, Swiss Franc and U.S. Dollar. Forward contracts are recorded on the consolidated balance sheet at fair value. At December 29, 2013, the Company had foreign currency forward contracts outstanding with a fair value of $0.2 million recorded within other current assets on the consolidated balance sheet. These contracts are accounted for as economic hedges and accordingly, changes in fair value are recognized in earnings. The net gain (loss) on foreign exchange forward contracts is recognized in foreign currency transaction gain (loss). For the years ended December 29, 2013 and December 30, 2012, the Company recognized gains of $0.4 million and $0.3 million, respectively related to these forward currency contracts.

11. Income Taxes

The components of earnings (loss) before taxes for the years ended December 29, 2013, December 30, 2012 and January 1, 2012, consist of the following (in thousands):

	December 29, 2013	December 30, 2012	January 1, 2012
United States loss	$(33,204)	$(19,858)	$(2,631)
Rest of the world loss	(873)	(12,821)	(36,249)

Loss before taxes	$(34,077)	$(32,679)	$(38,880)

The income tax benefit (provision) for the years ended December 29, 2013, December 30, 2012 and January 1, 2012, consists of the following (in thousands):

	December 29, 2013	December 30, 2012	January 1, 2012
Current (provision) benefit:
United States	$(94)	$(150)	$(327)
Rest of the world	(3,513)	(2,523)	(3,140)
Deferred (provision) benefit	1,258	13,608	11,891

Total income tax (provision) benefit	$(2,349)	$10,935	$8,424

A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate for the years ended December 29, 2013, December 30, 2012 and January 1, 2012, is as follows:

	December 29, 2013	December 30, 2012	January 1, 2012
Income tax provision at U.S. statutory rate	34.0%	34.0%	34.0%
Release of valuation allowance	3.3	32.8	—
Change in valuation allowance	(38.6)	(33.4)	(10.1)
Tax benefit from disregarded entity	1.8	1.7	6.4
State and local taxes	(4.7)	2.6	(0.4)
Tax deductible IPO costs	2.0	1.7	—
Other foreign taxes	(3.5)	(3.5)	(2.0)
Unrecognized interest deduction	—	—	(0.5)
Contingent consideration adjustment to market value	4.1	—	—
Stock option cancellation	(8.1)
Impact of foreign income tax rates	2.1	(2.5)	(6.9)
Non-deductible expenses	(1.1)	(1.8)	(0.6)
Other	1.8	1.9	1.7

Total	(6.9)%	33.5%	21.6%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has established valuation allowances for deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit.

The components of deferred taxes for the years ended December 29, 2013 and December 30, 2012, consist of the following (in thousands):

	December 29, 2013	December 30, 2012
Deferred tax assets:
Net operating loss and tax credit carryforwards	$41,456	$27,924
Inventory	7,294	4,960
Exchange rate changes	102	223
Stock options	7,082	9,715
Accruals and other provisions	6,161	5,067

Total deferred tax assets	62,095	47,889
Less: valuation allowance	(40,441)	(30,011)

Total deferred tax assets after valuation allowance	21,654	17,878
Deferred tax liabilities:
Intangible assets	(33,553)	(33,248)
Depreciation	(3,342)	(2,033)

Total deferred tax liabilities	(36,895)	(35,281)

Total net deferred tax liabilities	$(15,241)	$(17,403)

In 2012, in connection with the acquisition of OrthoHelix, the Company recorded deferred tax liabilities of $11.9 million, which included $10.7 million related to amortizable intangible assets and $1.2 million related to indefinite-lived acquired in-process research and development. The deferred tax liabilities of $10.7 million related to the amortizable intangibles reduces the Company’s net deferred tax assets by a like amount and in a manner that provides predictable future taxable income over the asset amortization period. As a result, the Company reduced its pre-acquisition deferred tax asset valuation allowance in 2012 by $10.7 million, which has been reflected as an income tax benefit in the consolidated statements of operations. Although the deferred tax liability of $1.2 million related to acquired in-process research and development also reduces the net deferred tax assets by a like amount, it does so in a manner that does not provide predictable future taxable income because the related asset is indefinite-lived. Therefore, the deferred tax asset valuation allowance was not reduced as a result of this item.

The Company had $40.4 million, $30.0 million and $29.8 million of valuation allowance recorded at December 29, 2013, December 30, 2012 and January 1, 2012, respectively. If any amounts of valuation allowance reverse, the reversals would be recognized in the income tax provision in the period of reversal. The Company recognized income tax expense from valuation allowance increases of $10.4 million (an increase in the valuation allowance of $11.5 million netted against a $1.1 million reversal of valuation allowance from the OrthoHelix acquisition), $0.2 million (an increase in the valuation allowance of $10.9 million netted against a $10.7 million reversal of valuation allowance from the OrthoHelix acquisition) and $2.9 million during the years ended December 29, 2013, December 30, 2012 and January 1, 2012, respectively.

Net operating loss carryforwards totaling approximately $128.8 million at December 29, 2013, of which $82.0 million relates to the United States and $50.0 million relates to jurisdictions outside the United States, are available to reduce future taxable earnings of the Company’s consolidated U.S. subsidiaries and certain European subsidiaries, respectively. These net operating loss carryforwards include $6.0 million with no expiration date; the remaining carryforwards have expiration dates between 2015 and 2033.

The Company has recorded a long-term income tax liability of approximately $3.1 million and $2.6 million at December 29, 2013 and December 30, 2012, respectively, related to uncertain tax positions from unclosed tax years in certain of its subsidiaries. These amounts represent the Company’s best estimate of the potential additional tax liability related to these uncertain positions. To the extent that the results of any future tax audits differ from the Company’s estimate, the impact of these differences will be reported as adjustments to income tax expense.

The total amount of net unrecognized tax benefits that, if recognized, would affect the tax rate was $6.4 million at December 29, 2013. The Company files income tax returns in the U.S. federal jurisdiction and in various U.S. state and foreign jurisdictions. The Company is not currently under examination by any U.S. federal, state, or non-U.S. tax authorities. If any examinations were initiated, the Company would not expect the results of these examinations to have a material impact on its consolidated financial statements in future years.

A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits is as follows (in thousands):

Gross unrecognized tax benefits at January 1, 2012	$5,232

Increase for tax positions in prior years	2,282
Decrease for tax positions in prior years	—
Increase for tax positions in current year	306
Foreign currency translation	89

Gross unrecognized tax benefits at December 30, 2012	$7,909

Increase for tax positions in prior years	58
Decrease for tax positions in prior years	—
Settlements	(2,094)
Increase for tax positions in current year	307
Foreign currency translation	236

Gross unrecognized tax benefits at December 29, 2013	$6,416

12. Capital Stock and Earnings Per Share

The Company had 48.5 million and 41.7 million ordinary shares issued and outstanding as of December 29, 2013 and December 30, 2012, respectively.

In 2013, the Company completed a secondary offering for the issuance of 5,175,000 shares of common stock that resulted in net proceeds to the Company of $78.7 million.

The Company had outstanding options to purchase 2.6 million, 3.8 million and 4.2 million ordinary shares at December 29, 2013, December 30, 2012 and January 1, 2012, respectively. The Company also had 0.6 million, 0.4 million and 0.2 million restricted stock units outstanding at December 29, 2013, December 30, 2012 and January 1, 2012, respectively. Outstanding options to purchase ordinary shares and restricted stock units representing an aggregate of 3.2 million, 4.2 million and 4.4 million shares are not included in diluted earnings per share for the years ended December 29, 2013, December 30, 2012 and January 1, 2012, respectively, because the Company recorded a net loss in all periods and, therefore, including these instruments would be anti-dilutive.

13. Segment and Geographic Data

The Company has one reportable segment, orthopaedic products, which includes the design, manufacture, marketing and sales of joint implants and other related products. The Company’s geographic regions consist of the United States, France and other international areas. Long-lived assets are those assets located in each region. Revenues attributed to each region are based on the location in which the products were sold.

Revenue by geographic region is as follows (in thousands):

	Year Ended
	December 29, 2013	December 30, 2012	January 1, 2012
Revenue by geographic region:
United States	$182,104	$156,750	$141,496
France	58,173	52,737	55,438
Other international	70,682	68,033	64,257

Total	$310,959	$277,520	$261,191

Revenue by product category is as follows (in thousands):

	Year Ended
	December 29, 2013	December 30, 2012	January 1, 2012
Revenue by product type:
Upper extremity joints and trauma	$184,457	$175,242	$164,064
Lower extremity joints and trauma	58,747	34,109	26,033
Sports medicine and biologics	14,752	15,526	14,779

Total extremities	257,956	224,877	204,876
Large joints and other	53,003	52,643	56,315

Total	$310,959	$277,520	$261,191

Long-lived tangible assets, including instruments and property, plant and equipment are as follows (in thousands):

	December 29, 2013	December 30, 2012	January 1, 2012
Long-lived assets:
United States	$40,032	$31,342	$25,221
France	45,909	39,764	40,564
Other international	20,608	17,439	16,915

Total	$106,549	$88,545	$82,700

14. Leases

Future minimum rental commitments under non-cancelable operating leases in effect as of December 29, 2013 are as follows (in thousands):

2014	$5,410
2015	4,500
2016	3,535
2017	3,286
2018	3,050
Thereafter	8,362

Total	$28,143

Operating leases include copiers, automobiles and property leases and have maturity dates between 2014 and 2022. Total rent expense for the years ended December 29, 2013, December 30, 2012 and January 1, 2012 was $5.8 million, $4.8 million and $4.0 million, respectively.

Future lease payments under capital leases are as follows (in thousands):

2014	$461
2015	269
2016	114
2017	70

Total minimum lease payments	914
Less amount representing interest	(67)

Present value of minimum lease payments	847
Current portion	(448)

Long-term portion	$399

Fixed assets that are recorded as capital lease assets consist of machinery and equipment, and have a carrying value of $1.7 million ($2.5 million gross value, less $0.8 million accumulated depreciation) and $2.6 million ($3.4 million gross value, less $0.8 million accumulated depreciation) at December 29, 2013 and December 30, 2012, respectively. Amortization of capital lease assets is included in depreciation expense in the consolidated financial statements.

15. Certain Relationships and Related-Party Transactions

The Company leases all of its approximately 55,000 square feet of manufacturing facilities and approximately 52,000 square feet of office space located in Montbonnot, France, from Alain Tornier (Mr. Tornier), who is a current shareholder and member of the Company’s board of directors. Annual lease payments to Mr. Tornier amounted to $1.1 million, $1.6 million and $1.9 million during the years ended December 29, 2013, December 30, 2012 and January 1, 2012, respectively.

On July 29, 2008, the Company formed a real estate holding company (SCI Calyx) together with Mr. Tornier. SCI Calyx is owned 51% by the Company and 49% by Mr. Tornier. SCI Calyx was initially capitalized by a contribution of capital of €10,000 funded 51% by the Company and 49% by Mr. Tornier. SCI Calyx then acquired a combined manufacturing and office facility in Montbonnot, France, for approximately $6.1 million. The manufacturing and office facility acquired was to be used to support the manufacture of certain of the Company’s current products and house certain operations already located in Montbonnot, France. This real estate purchase was funded through mortgage borrowings of $4.1 million and $2.0 million cash borrowed from the two current shareholders of SCI Calyx. The $2.0 million cash borrowed from the SCI Calyx shareholders originally consisted of a $1.0 million note due to Mr. Tornier and a $1.0 million note due to Tornier SAS, which is the Company’s wholly owned French operating subsidiary. Both of the notes issued by SCI Calyx bear annual interest at the three-month Euro Libor rate plus 0.5% and have no stated term. During 2010, SCI Calyx borrowed approximately $1.4 million from Mr. Tornier in order to fund on-going leasehold improvements necessary to prepare the Montbonnot facility for its intended use. This cash was borrowed under the same terms as the original notes. On September 3, 2008, Tornier SAS, the Company’s French operating subsidiary, entered into a lease agreement with SCI Calyx relating to these facilities. The agreement, which terminates in 2018, provides for an annual rent payment of €440,000, which has subsequently been increased and is currently €904,908 annually. As of December 29, 2013, future minimum payments under this lease were €4.3 million in the aggregate. As of December 29, 2013, SCI Calyx had related-party debt outstanding to Mr. Tornier of $2.3 million. The SCI Calyx entity is consolidated by the Company, and the related real estate and liabilities are included in the consolidated balance sheets.

Since 2006, Tornier SAS has entered into various lease agreements with entities affiliated with Mr. Tornier or members of his family. On December 29, 2007, Tornier SAS entered into a lease agreement with Mr. Tornier and his spouse, relating to the Company’s museum in Saint Villa, France. The agreement provides for a term through May 30, 2015 and an initial annual rent payment of €28,500, which was subsequently increased to €36,095. On December 29, 2007, Tornier SAS entered into a lease agreement with Animus SCI, relating to the Company’s facilities in Montbonnot Saint Martin, France. On August 18, 2012, the parties amended the lease agreement to extend the term until May 31, 2022 and reduce the annual rent. The amended agreement provides for an initial annual rent payment of €279,506, which was subsequently increased to €288,564. Animus SCI is wholly owned by Mr. Tornier. On February 6, 2008, Tornier SAS entered into a lease agreement with Balux SCI, effective as of May 22, 2006, relating to the Company’s facilities in Montbonnot Saint Martin, France. On August 18, 2012, the parties amended the lease agreement to extend the term until May 31, 2022 and reduce the annual rent. The amended agreement provides for an initial annual rent payment of €252,254, which was subsequently increased to €548,465. Balux SCI is wholly owned by Mr. Tornier and his sister, Colette Tornier. As of December 29, 2013, future minimum payments under all of these agreements were €8.1 million in the aggregate.

16. Share-Based Compensation

Share-based awards are granted under the Tornier N.V. 2010 Incentive Plan, as amended and restated (2010 Plan). This plan allows for the issuance of up to 7.7 million new ordinary shares in connection with the grant of a combination of potential share-based awards, including stock options, restricted stock units, stock appreciation rights and other types of awards as deemed appropriate. To date, only options to purchase ordinary shares (options) and restricted stock units (RSUs) have been awarded. Both types of awards generally have graded vesting periods of four years and the options expire ten years after the grant date. Options are granted with exercise prices equal to the fair value of the Company’s ordinary shares on the date of grant.

The Company recognizes compensation expense for these awards on a straight-line basis over the vesting period. Share-based compensation expense is included in cost of goods sold, selling, general and administrative, and research and development expenses on the consolidated statements of operations.

Below is a summary of the allocation of share-based compensation (in thousands):

	Year ended
	December 29, 2013	December 30, 2012	January 1, 2012
Cost of goods sold	$658	$864	$841
Selling, general and administrative	6,955	5,477	5,263
Research and development	687	489	443

Total	$8,300	$6,830	$6,547

The Company recognizes the fair value of share-based awards granted in exchange for employee services as a cost of those services. Total compensation cost included in the consolidated statements of operations for employee share-based payment arrangements was $8.0 million, $6.5 million and $6.2 million during the years ended December 29, 2013, December 30, 2012 and January 1, 2012, respectively. The increase in share-based compensation in 2013 was due to a change in the estimated forfeiture rate applied to unvested awards that resulted in $1.6 million of additional expense. The amount of expense related to non-employee options was $0.3 million, $0.3 million and $0.3 million for the years ended December 29, 2013, December 30, 2012 and January 1, 2012, respectively. Additionally, $0.4 million and $0.3 million of these share-based compensation costs were included in inventory as a capitalized cost as of December 29, 2013 and December 30, 2012, respectively.

Stock Option Awards

The Company estimates the fair value of stock options using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of estimates, including the expected life of stock options, expected stock price volatility, the risk-free interest rate and the expected dividend yield. The Company calculates the expected life of stock options using the SEC’s allowed short-cut method due to the relatively recent initial public offering and a lack of historical data. The expected stock price volatility assumption was estimated based upon historical volatility of the common stock of a group of the Company’s peers that are publicly traded. The risk-free interest rate was determined using U.S. Treasury rates with terms consistent with the expected life of the stock options. Expected dividend yield is not considered, as the Company has never paid dividends and currently has no plans of doing so during the term of the options. The Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data when available to estimate pre-vesting option forfeitures, and records share-based compensation expense only for those awards that are expected to vest. The weighted-average fair value of the Company’s options granted to employees was $8.95, $8.55 and $12.06 per share, in 2013, 2012 and 2011, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions:

	Years ended
	December 29, 2013	January 1, 2012	January 2, 2011
Risk-free interest rate	1.7%	0.9%	2.1%
Expected life in years	6.1	6.1	6.1
Expected volatility	46.6%	48.1%	48.6%
Expected dividend yield	0.0%	0.0%	0.0%

As of December 29, 2013, the Company had $8.2 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted to employees under the 2010 Plan and the Company’s prior stock option plan. That cost is expected to be recognized over a weighted-average service period of 1.5 years. Shares reserved for future compensation grants were 2.1 million and 2.5 million at December 29, 2013 and December 30, 2012, respectively. Per share exercise prices for options outstanding at December 29, 2013 and December 30, 2012, ranged from $13.39 to $27.31.

A summary of the Company’s employee stock option activity is as follows:

	Ordinary Shares (In Thousands)	Weighted-Average Per Share Exercise Price	Weighted-Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (in Millions)
Outstanding at January 2, 2011	3,532	17.02	7.4	19.4

Granted	647	24.76
Exercised	(210)	15.02
Forfeited or expired	(73)	20.96

Outstanding at January 1, 2012	3,896	18.32	6.9	(3.8)

Granted	626	18.45
Exercised	(426)	16.56
Forfeited or expired	(314)	22.33

Outstanding at December 30, 2012	3,782	18.23	6.4	(7.3)

Granted	643	19.32
Exercised	(1,454)	14.38
Forfeited or expired	(543)	22.51

Outstanding at December 29, 2013	2,428	19.89	7.5	(3.9)

Exercisable at period end	1,236	20.03	6.2	(2.1)

The Company did not grant options to purchase ordinary shares to non-employees in the years ended December 29, 2013 and December 30, 2012. During the year ended January 1, 2012, the Company granted options to purchase 74,667 ordinary shares to non-employees in exchange for consulting services. The options granted during the year ended January 1, 2012 had a weighted-average exercise price of $19.39 per share and a weighted average grant date fair value of $9.74 per share. Related to the non-employee options, 177,013 of these options were exercisable at December 29, 2013, while 26,007 of these options were exercised in 2013 and 6,180 were forfeited. These options have vesting periods of either two or four years and expire 10 years after the grant date. The measurement date for options granted to non-employees is often after the grant date, which often requires updates to the estimate of fair value until the services are performed.

Total stock option-related compensation expense recognized in the consolidated statements of operations, including employees and non-employees, was approximately $5.3 million, $5.0 million and $5.8 million for the years ended December 29, 2013, December 30, 2012 and January 1, 2012, respectively.

Restricted Stock Units Awards

The Company began to grant RSUs in 2011 under the 2010 Plan. Vesting of these awards typically occurs over a four-year period and the grant date fair value of the awards is recognized as expense over the vesting period. Total compensation expense recognized in the consolidated statements of operations related to RSUs was $3.0 million, $1.8 million and $0.7 million for the years ended December 29, 2013, December 30, 2012 and January 1, 2012, respectively.

A summary of the Company’s activity related to RSUs is as follows:

	Shares (In Thousands)	Weighted-Average Grant Date Fair Value Per Share
Outstanding at January 2, 2011	—	—
Granted	221	25.06
Vested	(7)	23.61
Cancelled	(7)	25.52

Outstanding at January 1, 2012	207	25.10
Granted	305	18.51
Vested	(55)	20.21
Cancelled	(35)	24.01

Outstanding at December 30, 2012	422	20.57
Granted	323	19.25
Vested	(97)	16.40
Cancelled	(75)	22.03

Outstanding at December 29, 2013	573	19.54

17. Other Non-Operating Income

During the year ended December 29, 2013, the Company recognized an immaterial amount in other non-operating income. During the year ended December 30, 2012, the Company recognized $0.1 million in other non-operating income. During the year ended January 1, 2012, the Company recognized $1.3 million in non-operating income, which included a $1.0 million gain on settlement of a contingent liability and a $0.3 million gain related to the sale of certain non-operating real estate in France.

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

	Year ended
	December 29, 2013	December 30, 2012	January 1, 2012
Facilities consolidation charges	$—	$6,357	$—
Acquisition, integration and distributor transition costs	7,143	4,920	—
OrthoHelix restructuring charges	521	—	—
Reduction in contingent consideration liability	(5,140)	—	—
Legal settlements	1,214	—	—
Italy bad debt expense	—	2,001	—
Management exit costs	—	1,229	632
Intangible asset impairments	—	4,737	—
Other	—	—	260

Total	$3,738	$19,244	$892

Included in special charges for the year ended December 29, 2013 were $7.1 million of expenses related to acquisition and integration activities of OrthoHelix, U.S. distributor transitions, and the Company’s acquisitions of certain assets of its distributors in Canada, the United Kingdom and Australia; $5.1 million of gain recognized on the reversal of a contingent consideration liability for OrthoHelix due to updated revenue estimates; $1.2 million of expenses related to a certain legal settlement; and $0.5 million of OrthoHelix restructuring costs.

Included in special charges for the year ended December 30, 2012 were $6.4 million of restructuring costs related to the Company’s facilities consolidation initiative. See below for further details on this initiative. Also included in special charges were intangible impairments of $4.7 million as the Company made certain strategic decisions related to previously acquired intangibles which was determined to be impaired as a result of the acquisition of OrthoHelix; acquisition and integration costs of $3.5 million which included costs related to the Company’s acquisition of OrthoHelix and the Company’s exclusive distributor in Belgium and Luxembourg; $2.0 million of bad debt expense related to certain uncollectible accounts and worsening economic conditions in Italy; distribution channel change costs of $1.4 million which included termination costs related to certain strategic business decisions made related to the Company’s U.S. and international distribution channels; and management exit costs of $1.2 million which included severance related to the Company’s former Chief Executive Officer and Global Chief Financial Officer.

Included in special charges on the consolidated statement of operations for the year ended January 1, 2012 are $0.6 million in management termination costs and $0.3 million of charges related to the closure of the Company’s Beverly, Massachusetts facility.

OrthoHelix Restructuring Initiative

In December 2013, as part of the on-going integration of OrthoHelix, the Company announced the move and consolidation of various business operations from Medina, Ohio to Bloomington, Minnesota including customer service, quality, supply chain and finance functions. Charges incurred in connection with the initiative during the year ended December 29, 2013 were $0.4 million and related to termination benefits including severance and retention and $0.1 million of impairment charges for fixed assets, all of which were recorded in special charges in the consolidated statement of operations. The Company estimated it will incur $2.0 to $2.5 million in total charges related to the initiative, substantially all of which will be recorded and paid in 2014.

Included in accrued liabilities on the consolidated balance sheet as of December 29, 2013 is an accrual related to the OrthoHelix restructuring initiative. Activity in the restructuring accrual is presented in the following table (in thousands):

OrthoHelix restructuring accrual balance as of December 30, 2012	$—

Charges:
Employee termination benefits	381
Moving, professional fees and other initiative-related expenses	—

Total charges	381
Payments:
Employee termination benefits	—
Moving, professional fees and other initiative-related expenses	—

Total payments	—

OrthoHelix restructuring initiative accrual balance as of December 29, 2013	$381

Facilities Consolidation Initiative

On April 13, 2012, the Company announced a facilities consolidation initiative, stating that it planned to consolidate several of its facilities to drive operational productivity. Under the initiative, the Company consolidated its Dunmanway, Ireland manufacturing facility into its Macroom, Ireland manufacturing facility in the second quarter of 2012 and, in the third quarter of 2012, the Company consolidated its St. Ismier, France manufacturing facility into its Montbonnot, France manufacturing facility. In addition, the Company leased a new facility in Bloomington, Minnesota to use as its U.S. business headquarters and consolidated its Minneapolis-based marketing, training, regulatory, supply chain, and corporate functions with its Stafford, Texas-based distribution operations. This initiative was completed in the fourth quarter of 2012.

Charges incurred in connection with the facilities consolidation initiatives were recorded in the year ended December 30, 2012 and are presented in the following table (in thousands). All of the following amounts were recognized within special charges in the Company’s consolidated statements of operations.

Fiscal Year Ended December 30, 2012
Employee termination benefits	$1,180
Impairment charges related to fixed assets	872
Moving, professional fees and other initiative-related expenses	4,305

Total facilities consolidation expenses	$6,357

The $1.2 million of employee termination benefits includes severance and retention related to approximately 65 employees impacted by the facilities consolidation initiative in the United States. The $0.9 million of impairment charges related to fixed assets are a result of closing the impacted facilities in the United States, France and Ireland. The $4.3 million of moving, professional fees and other initiative-related expenses include moving and transportation expenses, lease termination costs, professional fees and other expenses that were incurred to execute the facilities consolidation initiative.

Included in accrued liabilities on the consolidated balance sheet as of December 29, 2013 and December 30, 2012 is an accrual related to the facilities consolidation initiative. Activity in the facilities consolidation accrual is presented in the following table (in thousands):

Facility consolidation accrual balance as of January 2, 2012	$—

Charges:
Employee termination benefits	1,180
Moving, professional fees and other initiative-related expenses	4,305

Total charges	5,485
Payments:
Employee termination benefits	(620)
Moving, professional fees and other initiative-related expenses	(4,191)

Total payments	(4,811)

Facilities consolidation accrual balance as of December 30, 2012	$674

Payments:
Employee termination benefits	(475)
Moving, professional fees and other initiative-related expenses	(107)

Total payments	(582)

Facilities consolidation accrual balance as of December 29, 2013	$92

19. Litigation

From time to time, the Company is subject to various pending or threatened legal actions and proceedings, including those that arise in the ordinary course of its business. These actions and proceedings may relate to, among other things, product liability, intellectual property, distributor, commercial and other matters. Such matters are subject to many uncertainties and to outcomes that are not predictable with assurance and that may not be known for extended periods of time. The Company records a liability in its consolidated financial statements for costs related to claims, including future legal costs, settlements and judgments, where the Company has assessed that a loss is probable and an amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, the Company records the most probable estimate of the loss or the minimum amount when no amount within the range is a better estimate than any other amount. The Company discloses a contingent liability even if the liability is not probable or the amount is not estimable, or both, if there is a reasonable possibility that material loss may be have been incurred. In the opinion of management, as of December 29, 2013, the amount of liability, if any, with respect to these matters, individually or in the aggregate, will not materially affect the Company’s consolidated results of operations, financial position or cash flows.

20. Selected Quarterly Information (unaudited):

The following table presents a summary of the Company’s unaudited quarterly operating results for each of the four quarters in 2013 and 2012, respectively (in thousands). This information was derived from unaudited interim financial statements that, in the opinion of management, have been prepared on a basis consistent with the financial statements contained elsewhere in this report and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such information when read in conjunction with the Company’s audited financial statements and related notes. The operating results for any quarter are not necessarily indicative of results for any future period.

	Year ended December 29, 2013
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(in thousands, except per share data)
Revenue	$83,392	$66,747	$78,135	$82,685
Cost of goods sold	21,267	18,972	22,309	23,624

Gross profit	62,125	47,775	55,826	59,061
Operating expenses:
Selling, general and administrative	56,451	46,797	51,467	52,136
Research and development	5,997	4,665	5,543	6,182
Amortization of intangible assets	4,288	3,976	3,784	3,837
Special charges	2,729	(3,918)	3,408	1,519

Total operating expenses	69,465	51,520	64,202	63,674
Operating loss	(7,340)	(3,745)	(8,376)	(4,613)

Consolidated net loss	(10,699)	(6,292)	(12,537)	(6,898)

Net loss per share:
basic and diluted	$(0.22)	$(0.13)	$(0.28)	$(0.17)

	Year ended December 30, 2012
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(in thousands, except per share data)
Revenue	$79,033	$58,015	$66,014	$74,458
Cost of goods sold	26,974	15,730	18,098	21,116

Gross profit	52,059	42,285	47,916	53,342
Operating expenses:
Selling, general and administrative	46,290	38,524	41,795	43,838
Research and development	6,195	5,260	5,446	5,623
Amortization of intangible assets	3,708	2,730	2,636	2,647
Special charges	9,831	6,503	2,910	—

Total operating expenses	66,024	53,017	52,787	52,108
Operating loss	(13,965)	(10,732)	(4,871)	1,234

Consolidated net loss	(4,803)	(11,681)	(5,084)	(176)
Net loss per share:
basic and diluted	$(0.12)	$(0.29)	$(0.13)	$(0.00)

For the year ended December 29, 2013, the first, second, third and fourth quarters included net charges of $1.5 million, $3.4 million, $(3.9) million and $2.7 million, respectively, related to acquisition, integration and distribution channel transition charges, certain legal settlements, the partial reversal of a contingent consideration liability incurred in the acquisition of OrthoHelix and certain other items, all of which were recorded in special charges within operating expenses. The first, second, third and fourth quarters also included acquired inventory fair value adjustments of $1.8 million, $1.9 million, $1.8 million and $0.5 million, respectively, which were included in cost of goods sold.

For the year ended December 30, 2012, the second, third and fourth quarter included charges of $1.1 million, $2.9 million and $2.5 million, respectively, related to the Company’s facilities consolidation initiative, acquisition and integration costs, intangible impairments, and certain other items, all of which were recorded in special charges within operating expenses. In addition, the fourth quarter included $2.9 million in inventory product rationalization charges and $1.6 million in acquired inventory fair value adjustments, both of which were recorded in cost of goods sold. The fourth quarter also included a $10.7 million tax benefit due to the reversal of valuation allowance from the acquisition of OrthoHelix.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls

Our President and Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 240.15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of December 29, 2013. Based on that review and evaluation, which included inquiries made to certain of our other employees, the Certifying Officers have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to Tornier required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our President and Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 29, 2013, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 29, 2013. The report of Ernst &Young LLP, our independent registered public accounting firm, regarding the effectiveness of our internal control over financial reporting is included in this report in “Part II. Item 8, Financial Statements and Supplementary Data” under “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

During the fourth quarter ended December 29, 2013, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

2014 Corporate Performance Incentive Plan

On February 13, 2014, our board of directors, upon recommendation of our compensation committee, approved the material terms of the Tornier N.V. Corporate Performance Incentive Plan for 2014. Under the terms of the plan, each participant, including our executive officers, is eligible to earn an annual cash incentive payment based primarily on the achievement of corporate, and in some cases, divisional performance goals, and in the case of most participants, individual performance goals. The plan is designed to reward all eligible employees for achieving annual goals and to closely align their accomplishments with the interests of our shareholders.

Each plan participant has an annual incentive target bonus under the plan, expressed as a percentage of his or her annual base salary. Each plan participant’s target bonus percentage is based on the individual’s position and level of responsibility within the company. The target bonus percentages, expressed as a percentage of annual base salary, for our executive officers named in the Summary Compensation Table contained elsewhere in this report are as follows for 2014: David H. Mowry, President and Chief Executive Officer (80%); Shawn T McCormick, Chief Financial Officer (50%); Gordon W. Van Ummersen, Senior Vice President, Product Delivery (50%); Terry M. Rich, Senior Vice President, U.S. Commercial Operations (75%); and Stéphan Epinette, Senior Vice President, International Commercial Operations (40%).

Each plan participant’s annual cash incentive bonus under the plan is determined by multiplying the participant’s target bonus amount (the participant’s target bonus percentage times his or her earned annual base salary) by a payout percentage equal to between 0% and 150% and determined based primarily on the achievement of corporate, and in some cases, divisional performance goals, and in the case of most participants, individual performance goals. Consistent with the design for the 2013 plan, the payout under our 2014 corporate performance incentive plan for our President and Chief Executive Officer will be based 100% upon achievement of corporate performance goals, with no divisional performance or individual performance components. Otherwise, the percentage payout splits among corporate performance goals, divisional performance goals and individual performance goals will be the same for our other named executive officers for 2014, except that payouts for Mr. Rich and Mr. Epinette will be based 40% upon achievement of corporate performance goals and 60% upon achievement of their respective divisional goals. The corporate performance measures under the plan for 2014 will be based on Tornier’s adjusted revenue (both total revenue and total extremities revenue), adjusted EBITDA and adjusted free cash flow. The divisional performance measures for 2014 will be based on U.S. adjusted revenue for Mr. Rich and non-U.S. adjusted revenue (both total non-U.S. revenue and non-U.S. extremities revenue) for Mr. Epinette. If the minimum or threshold free cash flow corporate performance goal is not achieved, then our named executive officers will not receive any payout under the plan for individual performance. The material terms of the plan for 2014 are otherwise the same as the plan for 2013.

Discretionary Bonus

On February 13, 2014, our board of directors, upon recommendation of our compensation committee, approved a discretionary bonus of €31,944 to Stéphan Epinette, our Senior Vice President, International Commercial Operations. The bonus is intended to reward Mr. Epinette for the strong performance of our international business and his extraordinary individual performance and to retain and motivate him to achieve our corporate and international business’s performance objectives going forward.

Retention Stock Grants

Effective as of February 25, 2014, stock grants, in the form of restricted stock units, will be granted to certain officers, including three of the executive officers named in the Summary Compensation Table contained elsewhere in this report. The purpose of the grants is to retain and motivate our officers in light of: (1) the continuity of the executive team is important for executing our current strategic plan; (2) such officers received minimal corporate bonus payouts for 2013 under the Tornier N.V. Corporate Performance Incentive Plan and received little to no corporate bonus payouts for 2012; (3) such officers received no bonus payouts for 2013 attributable to their individual performance since under the terms of the Tornier N.V. Corporate Performance Incentive Plan, if the threshold adjusted EBITDA corporate performance goal was not achieved, then executive officer participants did not receive any payout under the plan for individual performance; (4) the vast majority of previously granted stock options held by such officers are currently “underwater” and thus offer minimal retention value; and (5) the outstanding long-term incentive value for our executive officers is below the median for all positions compared to our peer group and below the 25th percentile for three of seven positions.

The restricted stock units will vest based on the passage of time, with 50% of the underlying shares vesting and becoming issuable on the two-year anniversary of the grant date, 25% on the three-year anniversary of the grant date and the remaining 25% on the four-year anniversary of the grant date, or, if earlier, upon the achievement of certain minimum share price triggers. The share price triggers will be measured based on a 30-day average closing price of our ordinary shares.

The following executive officers named in the Summary Compensation Table will receive the following number of restricted stock units: Shawn T McCormick, Chief Financial Officer (12,500); Gordon W. Van Ummersen, Senior Vice President, Product Delivery (12,500); and Terry M. Rich, Senior Vice President, U.S. Commercial Operations (12,500). The other two executive officers named in the Summary Compensation Table will not receive any retention stock grants.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The table below sets forth, as of February 10, 2014, certain information concerning our directors and executive officers. No family relationships exist among any of our directors or executive officers.

Name	Age	Position
David H. Mowry	51	President and Chief Executive Officer and Executive Director
Shawn T McCormick	49	Chief Financial Officer
Stéphan Epinette	42	Senior Vice President, International Commercial Operations
Kevin M. Klemz	52	Senior Vice President, Chief Legal Officer and Secretary
Gregory Morrison	50	Senior Vice President, Global Human Resources and HPMS
Terry M. Rich	46	Senior Vice President, U.S. Commercial Operations
Gordon W. Van Ummersen	52	Senior Vice President, Global Product Delivery
Sean D. Carney(1)(2)(3)	44	Chairman and Non-Executive Director
Kevin C. O’Boyle(2)(3)(4)	57	Non-Executive Director
Richard B. Emmitt(3)(4)	69	Non-Executive Director
Alain Tornier	67	Non-Executive Director
Richard F. Wallman(1)(4)	62	Non-Executive Director
Elizabeth H. Weatherman(1)	53	Non-Executive Director

(1)	Member of the compensation committee.
(2)	Member of the nominating, corporate governance and compliance committee.
(3)	Member of the strategic transactions committee.
(4)	Member of the audit committee.

The following is a biographical summary of the experience of our directors and executive officers:

David H. Mowry serves as our President and Chief Executive Officer, a position he has held since February 2013, and as our Executive Director, a position he has held since June 2013. Mr. Mowry joined us in July 2011 as Chief Operating Officer, and in November 2012 was appointed Interim President and Chief Executive Officer. In February 2013, he was appointed President and Chief Executive Officer on a non-interim basis. He has over 24 years of experience in the medical device industry. Prior to joining us, Mr. Mowry served from July 2010 to July 2011 as President of the Global Neurovascular Division of Covidien plc, a global provider of healthcare products. From January 2010 to July 2010, Mr. Mowry served as Senior Vice President and President, Worldwide Neurovascular of ev3 Inc., a global endovascular device company acquired Covidien in July 2010. From August 2007 to January 2010, Mr. Mowry served as Senior Vice President of Worldwide Operations of ev3. Prior to this position, Mr. Mowry was Vice President of Operations for ev3 Neurovascular from November 2006 to October 2007. Before joining ev3, Mr. Mowry served as Vice President of Operations and Logistics at the Zimmer Spine division of Zimmer Holdings Inc., a reconstructive and spinal implants, trauma and related orthopaedic surgical products company, from February 2002 to November 2006. Prior to Zimmer, Mr. Mowry was President and Chief Operating Officer of HeartStent Corp., a medical device company. Mr. Mowry is a graduate of the United States Military Academy in West Point, New York with a degree in Engineering and Mathematics.

Shawn T McCormick joined us as our Chief Financial Officer in September 2012. Prior to joining us, Mr. McCormick served as Chief Operating Officer of Lutonix, Inc., a medical device company acquired by C. R. Bard, Inc. in December 2011, from April 2011 to February 2012. From January 2009 to July 2010, Mr. McCormick served as Senior Vice President and Chief Financial Officer of ev3 Inc., a global endovascular device company acquired Covidien plc in July 2010. Prior to joining ev3, Mr. McCormick served as Vice President, Corporate Development at Medtronic, Inc., a global medical device company, where he was responsible for leading Medtronic’s worldwide business development activities. Mr. McCormick joined Medtronic in July 1992 and held various finance and leadership positions during his tenure. From July 2007 to May 2008, he served as Vice President, Corporate Technology and New Ventures of Medtronic. From July 2002 to July 2007, he was Vice President, Finance for Medtronic’s Spinal, Biologics and Navigation business. Prior to that, Mr. McCormick held various other positions with Medtronic, including Corporate Development Director, Principal Corporate Development Associate, Manager, Financial Analysis, Senior Financial Analyst and Senior Auditor. Prior to joining Medtronic, he spent four years with the public accounting firm KPMG Peat Marwick. Mr. McCormick earned his Master of Business Administration from the University of Minnesota’s Carlson School of Management and his Bachelor of Science in Accounting from Arizona State University. He is a Certified Public Accountant.

Stéphan Epinette leads our international commercial operations and large joints business as Senior Vice President, International Commercial Operations. Mr. Epinette served as Vice President, International Commercial Operations from December 2008 to January 2014 and in January 2014 was appointed to his current position. Mr. Epinette has over 19 years of experience in the orthopaedic medical device industry. Prior to joining us, he served in various leadership roles with Stryker Corporation, a medical technology company, in its MedSurg and Orthopaedic divisions in France, the United States and Switzerland from 1993 to December 2008, including as Business Unit Director France from 2005 to 2008. His past functions at Stryker also included Marketing Director MedSurg EMEA, Assistant to the EMEA President and Director of Business Development & Market Intelligence EMEA. Mr. Epinette earned a Master’s Degree in Health Economics from Sciences Politiques, Paris, a Master’s Degree in International Business from Paris University XII and a Bachelor of Arts from EBMS Barcelona. He also attended the INSEAD executive course in Finance and in Marketing.

Kevin M. Klemz serves as our Senior Vice President, Chief Legal Officer and Secretary. Mr. Klemz served as Vice President, Chief Legal Officer and Secretary from September 2010 to January 2014 and in January 2014 was appointed to his current position. Prior to joining us, Mr. Klemz served as Senior Vice President, Secretary and Chief Legal Officer at ev3 Inc., a global endovascular device company acquired Covidien plc in July 2010, from August 2007 to August 2010, and as Vice President, Secretary and Chief Legal Officer at ev3 from January 2007 to August 2007. Prior to joining ev3, Mr. Klemz was a partner in the law firm Oppenheimer Wolff & Donnelly LLP, where he was a corporate lawyer for approximately 20 years. Mr. Klemz has a Bachelor of Arts in Business Administration from Hamline University and a Juris Doctor from William Mitchell College of Law.

Gregory Morrison serves as our Senior Vice President, Global Human Resources and HPMS (High Performance Management System). Mr. Morrison served as Global Vice President, Human Resources from December 2010 to January 2014 and in January 2014 was appointed to this current position. Prior to joining us, Mr. Morrison served as Senior Vice President, Human Resources at ev3 Inc., Inc., a global endovascular device company acquired Covidien plc in July 2010, from August 2007 to December 2010, and as Vice President, Human Resources of ev3 from May 2002 to August 2007. Prior to joining ev3, Mr. Morrison served as Vice President of Organizational Effectiveness for Thomson Legal & Regulatory from March 1999 to February 2002 and Vice President of Global Human Resources for Schneider Worldwide, which was acquired by Boston Scientific Corporation, from 1988 to March 1999. Mr. Morrison has a Bachelor of Arts in English and Communications from North Adams State College and a Master of Arts in Corporate Communications from Fairfield University.

Terry M. Rich serves as our Senior Vice President, U.S. Commercial Operations, a position he has held since March 2012. Prior to joining us, Mr. Rich served as Senior Vice President of Sales – West of NuVasive, Inc., a medical device company focused on developing minimally disruptive surgical products and procedures for the spine. Prior to such position, Mr. Rich served as Area Vice President, Sales Director and Area Business Manager of NuVasive from December 2005. Prior to joining NuVasive, Mr. Rich served as Partner/Area Sales Manager of Bay Area Spine of DePuy Spine, Inc., a spine company and subsidiary of Johnson & Johnson, from July 2004 to December 2005. Mr. Rich has a Bachelor of Labor Relations from Rutgers College, Rutgers University.

Gordon W. Van Ummersen serves as our Senior Vice President, Global Product Delivery. Mr. Ummersen served as Senior Vice President, Product Delivery from June 2013 to January 2014 and in January 2014 was appointed to his current position. Prior to joining us, Mr. Van Ummersen spent a year in multiple leadership roles for Biomet, Inc., an orthopedic company, following the divestiture of the worldwide trauma business of DePuy Orthopaedics, Inc. to Biomet in June 2012. Prior to that, Mr. Van Ummersen served as WW President, Trauma & Extremities for DePuy from 2007 to June 2012, General Manager, Trauma & Extremities from 2005 to 2007 and Vice President, Marketing from 2003 to 2005. Prior to joining DePuy, Mr. Van Ummersen held numerous senior commercial roles at Stryker Corporation, a medical technology company, including Vice President & General Manager for US Trauma from 1999 to 2003 and Director of Corporate Accounts from 1995 to 1999. Mr. Van Ummersen holds a Masters of Business Administration from the University of Massachusetts, Boston and a Bachelor of Science degree in Health Services Administration from Providence College.

Sean D. Carney is one of our directors and has served as a director since July 2006. Mr. Carney serves as our Chairman, a position he has held since May 2010. Mr. Carney was appointed as a director in connection with the securityholders’ agreement that we entered into with certain holders of our securities. For more information regarding the securityholders’ agreement, please refer to the discussion below under “—Board Structure and Composition.” Since 1996, Mr. Carney has been employed by Warburg Pincus LLC and has served as a Member and Managing Director of Warburg Pincus LLC and General Partner of Warburg Pincus & Co. since January 2001. Warburg Pincus LLC and Warburg Pincus & Co. are part of the Warburg Pincus entities collectively referred to elsewhere in this report as Warburg Pincus, a principal shareholder that owns approximately 32.7% of our outstanding ordinary shares as of February 10, 2014. He is also a member of the board of directors of MBIA Inc. and several private companies. During the past five years, Mr. Carney previously served on the board of directors of DexCom, Inc. and Arch Capital Group Ltd., both publicly held companies, and Bausch & Lomb Incorporated, a privately held company. Mr. Carney received a Master of Business Administration from

Harvard Business School and a Bachelor of Arts from Harvard College. Mr. Carney’s substantial experience as an investor and director in medical device companies and his experience evaluating financial results have led our board of directors to the conclusion that he should serve as a director, our Chairman and Chair and member of several of our board committees at this time in light of our business and structure.

Kevin C. O’Boyle is one of our directors and has served as a director since June 2010. In November 2012, Mr. O’Boyle served as Interim Vice Chairman of Tornier, a position he held for about a year. From December 2010 to October 2011, Mr. O’Boyle served as Senior Vice President and Chief Financial Officer of Advanced BioHealing Inc., a medical device company which was acquired by Shire PLC in May 2011. From January 2003 until December 2009, Mr. O’Boyle served as the Chief Financial Officer of NuVasive, Inc., a medical device company that completed its initial public offering in May 2004. Prior to that time, Mr. O’Boyle served in various positions during his six years with ChromaVision Medical Systems, Inc., a publicly held medical device company specializing in the oncology market, including as its Chief Financial Officer and Chief Operating Officer. Mr. O’Boyle also held various positions during his seven years with Albert Fisher North America, Inc., a publicly held international food company, including Chief Financial Officer and Senior Vice President of Operations. Mr. O’Boyle currently serves on the board of directors of GenMark Diagnostics, Inc., ZELTIQ Aesthetics, Inc. and Durata Therapeutics, Inc., all publicly traded companies. Mr. O’Boyle received a Bachelor of Science in Accounting from the Rochester Institute of Technology and successfully completed the Executive Management Program at the University of California Los Angeles, John E. Anderson Graduate Business School. Mr. O’Boyle’s executive experience in the healthcare industry, his experience with companies during their transition from being privately held to publicly held and his financial and accounting expertise have led our board of directors to the conclusion that Mr. O’Boyle should serve as a director, Chair of our strategic transactions committee and a member of our audit committee at this time in light of our business and structure.

Richard B. Emmitt is one of our directors and has served as a director since July 2006. Mr. Emmitt was appointed as a director in connection with the securityholders’ agreement that we entered into with certain holders of our securities. For more information regarding the securityholders’ agreement, please refer to the discussion below under “—Board Structure and Composition.” Mr. Emmitt served as a General Partner of The Vertical Group L.P., an investment management and venture capital firm focused on the medical device and biotechnology industries, from its inception in 1989 through December 2007. Commencing in January 2008, Mr. Emmitt has been a Member and Manager of The Vertical Group G.P., LLC, which controls The Vertical Group L.P. Mr. Emmitt currently serves on the board of directors of several privately held companies. During the past five years, Mr. Emmitt previously served on the board of directors of ev3 Inc. and American Medical Systems Holdings, Inc., both publicly held companies, and several privately held companies. Mr. Emmitt holds a Master of Business Administration from the Rutgers School of Business and a Bachelor of Arts from Bucknell University. Mr. Emmitt’s substantial experience as an investor and board member of numerous medical device companies ranging from development stage private companies to public companies with substantial revenues has led our board of directors to the conclusion that he should serve as a director and a member of our audit committee and strategic transactions committee at this time in light of our business and structure.

Alain Tornier is one of our directors and has served as a director since May 1976. Mr. Tornier assumed a leadership role in our predecessor entity in 1976, following the death of his father, René Tornier, our founder. Mr. Tornier later served as our President and Chief Executive Officer until the acquisition of our company by an investor group in September 2006, when he retired as an executive officer of our company. Mr. Tornier holds a Master of Sciences degree from Grenoble University. Mr. Tornier’s significant experience in the global orthopaedics industry and deep understanding of our company’s history and operations have led our board of directors to the conclusion that he should serve as a director at this time in light of our business and structure.

Richard F. Wallman is one of our directors and has served as a director since December 2008. From 1995 through his retirement in 2003, Mr. Wallman served as Senior Vice President and Chief Financial Officer of Honeywell International, Inc., a diversified technology company, and AlliedSignal, Inc., a diversified technology company (prior to its merger with Honeywell International, Inc.). Prior to joining AlliedSignal, Inc. as Chief Financial Officer, Mr. Wallman served as Controller of International Business Machines Corporation. In addition to serving as one of our directors, Mr. Wallman is also a member of the board of directors of Charles River Laboratories International, Inc., Convergys Corporation, Extended Stay America, Inc. and its wholly subsidiary ESH Hospitality, Inc., and Roper Industries, Inc., all publicly held companies. During the past five years, Mr. Wallman previously served on the board of directors of Ariba, Inc. as well as auto suppliers Dana Holding Corporation, Lear Corporation and Hayes Lemmerz International, Inc., all publicly held companies. Mr. Wallman holds a Master of Business Administration from the University of Chicago Booth School of Business with concentrations in finance and accounting and a Bachelor of Science in Electrical Engineering from Vanderbilt University. Mr. Wallman’s prior public company experience, including as Chief Financial Officer of Honeywell and his public company director experience, and his financial experience and expertise, have led our board of directors to the conclusion that he should serve as a director, Chair of our audit committee and a member of our compensation committee at this time in light of our business and structure.

Elizabeth H. Weatherman is one of our directors and has served as a director since July 2006. Ms. Weatherman was appointed as a director in connection with the securityholders’ agreement that we entered into with certain holders of our securities. For more information regarding the securityholders’ agreement, please refer to the discussion below under “—Board Structure and Composition.” Ms. Weatherman is a General Partner of Warburg Pincus & Co., a Managing Director of Warburg Pincus LLC and a member of the firm’s Executive Management Group. Ms. Weatherman joined Warburg Pincus in 1988 and is currently responsible for the firm’s U.S. healthcare investment activities. Warburg Pincus LLC and Warburg Pincus & Co. are part of the Warburg Pincus entities collectively referred to elsewhere in this report as Warburg Pincus, a principal shareholder that owns approximately 32.7% of our outstanding ordinary shares as of February 10, 2014. Ms. Weatherman currently serves on the board of directors of several privately held companies. During the past five years, Ms. Weatherman previously served on the board of directors of ev3 Inc., a publicly held company, and Bausch & Lomb Incorporated, a privately held company. Ms. Weatherman earned a Master of Business Administration from the Stanford Graduate School of Business and a Bachelor of Arts from Mount Holyoke College. Ms. Weatherman’s extensive experience as a director of public companies in the medical device industry has led our board of directors to the conclusion that she should serve as a director and a member of our compensation committee at this time in light of our business and structure.

Board Structure and Composition

We have a one-tier board structure. Our articles of association provide that the number of members of our board of directors will be determined by our board of directors, provided that our board of directors shall be comprised of at least one executive director and two non-executive directors. Our board of directors currently consists of seven directors, one of whom is our executive director and six of whom are non-executive directors.

All of our non-executive directors, except Mr. Tornier, are “independent directors” under the Listing Rules of the NASDAQ Stock Market. Therefore, five of our current seven directors are “independent directors” under the Listing Rules of the NASDAQ Stock Market. Independence requirements for service on our audit committee are discussed below under “—Board Committees—Audit Committee” and independence requirements for service on our compensation committee are discussed below under “—Board Committees—Compensation Committee.” Mr. Wallman and Mr. O’Boyle are independent under the independence definition in the Dutch Corporate Governance Code. Because we currently comply with the NASDAQ corporate governance requirements, we can deviate from the Dutch Corporate Governance Code requirement that a majority of our directors be independent within the meaning of the Dutch Corporate Governance Code provided we explain such deviation in our statutory annual report.

Our board of directors and our shareholders each have approved that our board of directors be divided into three classes, as nearly equal in number as possible, with each director serving a three-year term and one class being elected at each year’s annual general meeting of shareholders. Mr. Tornier and Ms. Weatherman are in the class of directors whose term expires at the 2014 annual general meeting of our shareholders. Messrs. Carney and Emmitt are in the class of directors whose term expires at the 2015 annual general meeting of our shareholders. Messrs. Mowry, O’Boyle and Wallman are in the class of directors whose term expires at the 2016 annual general meeting of our shareholders. At each annual general meeting of our shareholders, successors to the class of directors whose term expires at such meeting will be elected to serve for three-year terms or until their respective successors are elected and qualified.

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

Pursuant to a securityholders’ agreement among Tornier, TMG Holdings Coöperatief U.A. (TMG), Vertical Fund I, L.P., Vertical Fund II, L.P., KCH Stockholm AB, Mr. Tornier, Warburg Pincus (Bermuda) Private Equity IX, L.P. and certain other shareholders, TMG has the right to designate three directors to be nominated to our board of directors for so long as TMG beneficially owns at least 25% of our outstanding ordinary shares, two directors for so long as TMG beneficially owns at least 10% but less than 25% of our outstanding ordinary shares and one director for so long as TMG beneficially owns at least 5% but less than 10% of our outstanding ordinary shares. We agreed to use our reasonable best efforts to cause the TMG designees to be elected. As of February 10, 2014, TMG beneficially owned 32.7% of our outstanding ordinary shares. Messrs. Carney and Emmitt and Ms. Weatherman are the current directors who are designees of TMG.

Under our articles of association, our internal rules for the board of directors and Dutch law, the members of our board of directors are collectively responsible for the management, general and financial affairs and policy and strategy of our company. Our executive director historically has been our Chief Executive Officer, who is primarily responsible for managing our day-to-day affairs as well as other responsibilities that have been delegated to the executive director in accordance with our articles of association and our internal rules for the board of directors. Our non-executive directors supervise our Chief Executive Officer and our general affairs and provide general advice to our Chief Executive Officer. In performing their duties, our directors are guided by the interests of our company and shall, within the boundaries set by relevant Dutch law, take into account the relevant interests of our stakeholders. The internal affairs of the board of directors are governed by our internal rules for the board of directors, a copy of which is available on the Investor Relations—Corporate Governance section of our corporate website at www.tornier.com.

Mr. Carney serves as our Chairman. The duties and responsibilities of our Chairman include, among others: determining the agenda and chairing the meetings of our board of directors, managing our board of directors to ensure that it operates effectively, ensuring that the members of our board of directors receive accurate, timely and clear information, encouraging active engagement by all the members of our board of directors, promoting effective relationships and open communication between non-executive directors and the executive director and monitoring effective implementation of board of directors decisions.

All regular meetings of our board of directors are scheduled to be held in the Netherlands. Each director has the right to cast one vote and may be represented at a meeting of our board of directors by a fellow director. Our board of directors may pass resolutions only if a majority of the directors is present at the meeting and all resolutions must be passed by a majority of the directors that have no conflict of interest present or represented. However, as required by Dutch law, our articles of association provide that when one or more members of our board of directors is absent or prevented from acting, the remaining members of our board of directors will be entrusted with the management of our company. The intent of this provision is to satisfy certain requirements under Dutch law and provide that, in rare circumstances, when a director is incapacitated, severely ill or similarly absent or prevented from acting, the remaining members of our board of directors (or, in the event there are no such remaining members, a person appointed by our shareholders at a general meeting) will be entitled to act on behalf of our board of directors in the management of our company, notwithstanding the general requirement that otherwise requires a majority of our board of directors be present. In these limited circumstances, our articles of association permit our board of directors to pass resolutions even if a majority of the directors is not present at the meeting.

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

Board Committees

Our board of directors has four standing board committees: an audit committee, a compensation committee, a nominating, corporate governance and compliance committee and a strategic transactions committee. Each of these committees has the responsibilities and composition described below. Our board of directors has adopted a written charter for each committee of our board of directors, which charters are available on the Investor Relations—Corporate Governance section of our corporate website at www.tornier.com. Our board of directors from time to time may establish other committees.

Audit Committee

Our audit committee oversees a broad range of issues surrounding our accounting and financial reporting processes and audits of our financial statements. The primary responsibilities of our audit committee include:

•	assisting our board of directors in monitoring the integrity of our financial statements, our compliance with legal and regulatory requirements insofar as they relate to our financial statements and financial reporting obligations and any accounting, internal accounting controls or auditing matters, our independent auditor’s qualifications and independence and the performance of our internal audit function and independent auditors;

•	appointing, compensating, retaining and overseeing the work of any independent registered public accounting firm engaged for the purpose of performing any audit, review or attest services and for dealing directly with any such accounting firm;

•	providing a medium for consideration of matters relating to any audit issues;

•	establishing procedures for the receipt, retention and treatment of complaints received by our company regarding accounting, internal accounting controls or auditing matters, and for the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters; and

•	reviewing and approving all related party transactions required to be disclosed under the federal securities laws.

Our audit committee reviews and evaluates, at least annually, the performance of the committee and its members, including compliance of the committee with its charter.

Our audit committee consists of Mr. Wallman (Chair), Mr. Emmitt and Mr. O’Boyle. We believe that the composition of our audit committee complies with the applicable rules of the SEC and the NASDAQ Stock Market. Our board of directors has determined that each of Mr. Wallman, Mr. Emmitt and Mr. O’Boyle is an “audit committee financial expert,” as defined in the SEC rules, and satisfies the financial sophistication requirements of the NASDAQ Stock Market. The board of directors also has determined that each of Messrs. Wallman, Emmitt and O’Boyle meets the more stringent independence requirements for audit committee members of Rule 10A-3(b)(1) under the Exchange Act and the Listing Rules of the NASDAQ Stock Market, and each of Messrs. Wallman and O’Boyle is independent under the Dutch Corporate Governance Code.

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

Our compensation committee consists of Mr. Carney (Chair), Mr. Wallman and Ms. Weatherman. We believe that the composition of our compensation committee complies with the applicable rules of the SEC and the NASDAQ Stock Market. The board of directors has determined that each of Messrs. Carney and Wallman and Ms. Weatherman meets the more stringent independence requirements for compensation committee members of Rule 10C-1 under the Exchange Act and the Listing Rules of the NASDAQ Stock Market. None of our executive officers has served as a member of the board of directors or compensation committee of any entity that has an executive officer serving as a member of our board of directors.

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

Strategic Transactions Committee

The primary responsibilities of our strategic transactions committee include:

•	reviewing and evaluating potential opportunities for strategic business combinations, acquisitions, mergers, dispositions, divestitures, investments and similar strategic transactions involving Tornier or any one or more of our subsidiaries outside the ordinary course of our business that may arise from time to time;

•	approving on behalf of our board of directors any strategic transaction that may arise from time to time and is deemed appropriate by the strategic transactions committee and involves total cash consideration of less than $5.0 million; provided, however, that the strategic transactions committee is not authorized to approve any strategic transaction involving the issuance of capital stock or in which any director, officer or affiliate of Tornier has a material interest;

•	making recommendations to our board of directors concerning approval of any strategic transactions that may arise from time to time and are deemed appropriate by the strategic transactions committee and are beyond the authority of the strategic transactions committee to approve;

•	reviewing integration efforts with respect to completed strategic transactions from time to time and making recommendations to management and our board of directors, as appropriate;

•	assisting management in developing, implementing and adhering to a strategic plan and direction for our activities with respect to strategic transactions and making recommendations to management and our board of directors, as appropriate; and

•	reviewing and evaluating potential opportunities for restructuring our business in response to completed strategic transactions or otherwise in an effort to realize anticipated cost and expense savings for, and other benefits, to our company and making recommendations to management and our board of directors, as appropriate.

Our strategic transactions committee reviews and evaluates periodically the performance of the committee and its members, including compliance of the committee with its charter.

Our strategic transactions committee consists of Mr. O’Boyle (Chair), Mr. Carney and Mr. Emmitt.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and all persons who beneficially own more than 10% of our outstanding ordinary shares to file with the SEC initial reports of ownership and reports of changes in ownership of our ordinary shares. Directors, executive officers and greater than 10% beneficial owners also are required to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based on review of the copies of such reports and amendments to such reports furnished to us with respect to the year ended December 29, 2013, and based on written representations by our directors and executive officers, all required Section 16 reports under the Exchange Act for our directors, executive officers and beneficial owners of greater than 10% of our ordinary shares were filed on a timely basis during the year ended December 29, 2013.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

In this Compensation Discussion and Analysis, or CD&A, we describe the key principles and approaches we use to determine elements of compensation paid to, awarded to and earned by the following named executive officers, whose compensation is set forth in the Summary Compensation Table found later in this report:

•	David H. Mowry, who serves as our President, Chief Executive Officer and Executive Director and is referred to as our “CEO” in this CD&A;

•	Shawn T McCormick, who serves as our Chief Financial Officer;

•	Gordon W. Van Ummersen, who serves as our Senior Vice President, Global Product Delivery;

•	Stéphan Epinette, who serves as our Senior Vice President, International Commercial Operations; and

•	Terry M. Rich, who serves as our Senior Vice President, U.S. Commercial Operations.

This CD&A should be read in conjunction with the accompanying compensation tables, corresponding notes and narrative discussion, as they provide additional information and context to our compensation disclosures.

Executive Summary

One of our key executive compensation objectives is to link pay to performance by aligning the financial interests of our executives with those of our shareholders and by emphasizing pay for performance in our compensation programs. We believe we accomplish this objective primarily through the operation of our annual cash incentive plan, which compensates our executive officers for achieving annual corporate financial performance goals and, in the case of some of our executive officers, divisional financial performance goals and individual performance goals.

During 2013, we made significant progress toward our three main strategic initiatives:

•	The transition of our U.S. sales organization. We spent most of 2013 transitioning our U.S. sales organization from a network of independent sales agencies that sold our full product portfolio to a combination of direct sales teams and independent sales agencies that are individually focused on selling either upper extremity products or lower extremity products across the territories that they serve. Over 85% of our U.S. revenues is now under a new agreement or transitioned to a direct sales model. During 2014, we will turn our focus to completing the split of our sales force into either dedicated upper or lower extremities representatives and on building new sales teams and completing the training and optimization of our sales representatives. We believe the transition will position us to leverage our sales force and broad product portfolio toward our goal of achieving above market extremities revenue growth and margin expansion over the long term.

•	The integration of OrthoHelix. The 2013 transition of our U.S. sales organization was closely connected to the integration of many of the historical OrthoHelix distributors into our overall U.S. lower extremities sales organization. During 2013, we received CE Mark approval to sell the majority of our OrthoHelix products internationally and have since begun to selectively launch these products in certain markets, including France, Germany and the United Kingdom. In addition, we completed the integration of the OrthoHelix sales, marketing, and research and development activities into our global teams.

•	The launch of our Aequalis Ascend Flex. We completed the limited user release and commercial launch of the Aequalis Ascend Flex convertible shoulder system during 2013. We believe that the Aequalis Ascend Flex has further strengthened our market-leading shoulder product portfolio by providing surgeons with a convertible pressed-fit reversed solution, while also expanding our addressable market for shoulder products. We completed the training and education of over 150 surgeons on the Aequalis Ascend Flex during 2013 and plan to increase the number of instrument sets available to the field during 2014, both in the United States and internationally, and continue to train surgeons to further increase market acceptance.

Although we believe we made great strides in our business and strategic initiatives during 2013, our financial performance, as measured by certain key performance indicators, including in particular revenue and EBITDA, was below our internal expectations set at the beginning of 2013. Although we experienced increased revenues in 2013 compared to 2012, this increase was primarily a result of our acquisition of OrthoHelix, and to a lesser extent, an increase in upper extremity joints and trauma revenue primarily as a result of the continued increase in sales of our Aequalis Ascend shoulder system, including the Aequalis Ascend Flex that was launched in the third quarter of 2013. Our 2013 revenue, however, was negatively impacted by disruption in our U.S. sales channel due to our strategic initiative to establish separate sales channels that are individually focused on selling either upper extremity products or lower extremity products. During 2013, we incurred a net loss of $36.4 million compared to a net loss of $21.7 million for 2012.

Our financial performance during 2013 had the following impact on our pay programs:

•	Payouts for corporate and divisional financial performance goals under our cash incentive plan were substantially below target levels.

•	Because our threshold EBITDA performance goal was not met, there were no payouts for achievement of individual performance goals by our executive officers.

•	Overall 2013 plan payouts for our named executive officers were low, ranging between 6% and 30% of target.

•	Since most of our executives’ pay is variable compensation tied to financial results or share price, and not fixed compensation, these low cash incentive plan payouts resulted in actual total compensation for our executives substantially below our targeted range of 50th to 75th percentile of a group of similarly sized peer companies for 2013.

Key 2013 Compensation-Related Actions

During 2013, we took a number of actions that supported our executive compensation philosophy of ensuring that our executive pay program reinforces our corporate mission, vision and values, is reflective of our performance, is market competitive to attract and retain key employees and is aligned with the interests of our shareholders, including the following:

•	Compensation review. Our compensation committee reviewed our formal compensation objectives and principles to guide executive pay decisions, which are described in more detail below.

•	Independent consultant. Our compensation committee engaged an independent compensation consultant, Mercer (US) Inc., to provide executive pay advice to our compensation committee. During 2013, at the request of the compensation committee, Mercer recommended a peer group of companies, collected relevant market data from these companies to allow the compensation committee to compare elements of our pay program to those of our peers, provided information on executive pay trends and implications for our company and made other recommendations to our compensation committee regarding our executive compensation program.

•	LTI grant guidelines. Our board of directors, upon recommendation of our compensation committee, adopted long-term incentive grant guidelines for the grant of equity awards to our employees under the Tornier N.V. 2010 Incentive Plan.

•	Executive officer changes. In February 2013, we appointed David H. Mowry as President and Chief Executive Officer on a non-interim basis and in June 2013, Mr. Mowry was elected as our executive director by our shareholders. In June 2013, we hired Gordon W. Van Ummersen as an executive officer and who currently serves as our Senior Vice President, Global Product Delivery. During 2013, we realigned and streamlined our executive management structure by reducing the number of direct reports to our CEO.

•	Hedging and pledging. During 2013, we amended our code of conduct on insider trading and confidentiality to prohibit our executive officers from engaging in hedging transactions, such as short sales, transactions in publicly traded options, such as puts, calls and other derivatives, and pledging our shares in any significant respect.

•	Say-on-pay. We honored the desire of a significant portion of our shareholders, who at our 2011 annual general meeting of shareholders supported a “say-on-pay” vote every three years, and accordingly, did not submit a “say-on-pay” proposal to our shareholders during 2013. At our 2011 annual general meeting of shareholders, over 99% of the votes cast by our shareholders were in favor of our “say-on-pay” proposal. Accordingly, our compensation committee generally believes that such results affirmed shareholder support of our approach to executive compensation and did not believe it was necessary to make; and therefore, we have not made, any significant changes to our executive pay program solely in response to that vote. We intend to submit a “say-on-pay” proposal to our shareholders again at our 2014 annual general meeting of shareholders.

Compensation Best Practices

We maintain certain best pay practices, which support our executive compensation objectives and principles, and benefit our shareholders. These practices include the following:

•	Pay for performance. We tie compensation directly to financial performance. Our annual cash incentive plan pays out only if certain minimum threshold levels of financial performance are met. For our annual cash incentive awards, we establish threshold levels of performance for each performance measure that must be met for there to be a payout for that performance measure. Additionally, the threshold level of adjusted EBITDA performance must be met for there to be any payout for individual performance under our annual cash incentive plan.

•	Bonus caps. Our annual cash incentive awards have maximum levels of financial performance. At maximum or greater than maximum levels of performance, our annual cash incentive plan payouts are capped at 150% of target.

•	Performance measure mix. We utilize a mix of performance measures within our annual cash incentive plan.

•	At-risk pay. A significant portion of our executives’ compensation is “performance-based” or “at risk.” For 2013, 79% of target total direct compensation was performance-based for our CEO, and between 64% and 84% of target total direct compensation for our other named executive officers was performance-based, assuming grant date fair values for equity awards.

•	Equity-based pay. A significant portion of our executives’ compensation is “equity-based” and in the form of stock-based incentive awards. For 2013, 63% of target total direct compensation for our CEO and between 44% and 76% of target total direct compensation for our other named executive officers was equity-based, assuming grant date fair values for equity awards.

•	Four-year vesting. Value received under our long-term equity-based incentive awards is tied to four-year vesting and any value received by executives from stock option grants is contingent upon long-term stock price performance in that stock options have value only if the market value of our ordinary shares exceeds the exercise price of the options.

•	No repricing. Under the terms of our stock incentive plan, the repricing or exchange of any equity awards is prohibited without shareholder approval.

•	Clawback policy. Our stock incentive plan and related award agreements include a “clawback” mechanism if it is determined that our executives engaged in certain conduct adverse to our company’s interests.

•	No tax gross-ups. We do not provide tax “gross up” payments in connection with any compensation, benefits or perquisites provided to our executives.

•	Limited perquisites. We provide only limited modest perquisites to our executives.

•	Stock ownership guidelines. We maintain stock ownership guidelines for all of our executive officers.

•	No hedging or pledging. We prohibit our executive officers from engaging in hedging transactions, such as short sales, transactions in publicly traded options, such as puts, calls and other derivatives, and pledging our shares in any significant respect.

Compensation Objectives and Principles

Our executive compensation policies, plans and programs seek to enhance our profitability, and thus shareholder value, by aligning the financial interests of our executives with those of our shareholders and by emphasizing pay for performance. Specifically, our executive compensation programs are designed to:

•	Attract and retain executives important to the success of our company and the creation of value for our shareholders.

•	Reinforce our corporate mission, vision and values.

•	Align the interests of our executives with the interests of our shareholders.

•	Reward our executives for progress toward our corporate mission and vision, the achievement of company performance objectives, the creation of shareholder value in the short and long term and their general contributions to the success of our company.

To achieve these objectives, our compensation committee makes compensation decisions based on the following principles:

•	Base salary and total compensation levels will generally be targeted within the range of the 50th to 75th percentile of a group of similarly sized peer companies. However, the competitiveness of any individual executive’s salary will be determined considering factors like the executive’s skills and capabilities, contributions as a member of the executive management team and contributions to our overall performance. Pay levels will also reflect the sufficiency of total compensation potential and structure to ensure the retention of an executive when considering the executive’s compensation potential that may be available elsewhere.

•	At least two-thirds of the CEO’s compensation and half of other executives’ compensation opportunity should be in the form of variable compensation that is tied to financial results or share price.

•	The portion of total compensation that is performance-based or at-risk should increase with an executive’s overall responsibilities, job level and compensation. However, compensation programs should not encourage excessive risk-taking by executives.

•	A primary emphasis should be placed on company performance as measured against goals approved by our compensation committee rather than on individual performance.

•	At least half of the CEO’s compensation and one-third of other executives’ compensation opportunity should be in the form of stock-based incentive awards.

Determination of Compensation

Role of Compensation Committee and Board. The responsibilities of our compensation committee include reviewing and approving corporate goals and objectives relevant to the compensation of our executive officers, evaluating each executive’s performance in light of those goals and objectives and, either as a committee or together with the other directors, determining and approving each executive’s compensation, including performance-based compensation based on these evaluations (and, in the case of the executives, other than the CEO, the CEO’s evaluation of such executive’s individual performance). Consistent with our shareholder-approved compensation policy for our board of directors, the compensation package for our CEO is determined by the non-executive directors, based upon recommendations from the compensation committee.

In setting or recommending executive compensation for our named executive officers, the compensation committee considers the following primary factors:

•	each executive’s position within the company and the level of responsibility;

•	the ability of the executive to impact key business initiatives;

•	the executive’s individual experience and qualifications;

•	compensation paid to executives of comparable positions by companies similar to our company;

•	company performance, as compared to specific pre-established objectives;

•	individual performance, generally and as compared to specific pre-established objectives;

•	the executive’s current and historical compensation levels;

•	advancement potential and succession planning considerations;

•	an assessment of the risk that the executive would leave our company and the harm to our company’s business initiatives if the executive left;

•	the retention value of executive equity holdings, including outstanding stock options and stock awards;

•	the dilutive effect on the value of our shareholders’ interests of long-term equity-based incentive awards; and

•	anticipated share-based compensation expense as determined under applicable accounting rules.

The compensation committee also considers the recommendations of our CEO with respect to executive compensation to be paid to other executives. The significance of any individual factor described above in setting executive compensation will vary from year to year and may vary among our executives. In making its final decision regarding the form and amount of compensation to be paid to our named executive officers (other than our CEO), our compensation committee considers and gives great weight to the recommendations of our CEO recognizing that due to his reporting and otherwise close relationship with each executive, the CEO often is in a better position than the compensation committee to evaluate the performance of each executive (other than himself). In making its final decision regarding the form and amount of compensation to be paid to our CEO, the compensation committee considers the results of the CEO’s self-review and his individual annual performance review by the compensation committee, benchmarking data gathered by Mercer and the recommendations of our non-executive directors.

Role of Management. Three members of our executive team play a role in our executive compensation process and regularly attend meetings of our compensation committee – our CEO, Senior Vice President, Global Human Resources and HPMS and Senior Vice President, Chief Legal Officer and Secretary. Our CEO assists our compensation committee primarily by making formal recommendations regarding the amount and type of compensation to be paid to our executives (other than himself). In making such recommendations, our CEO considers many of the same factors listed above that the compensation committee considers in setting executive compensation, including in particular the results of each executive’s annual performance review and the executive’s achievement of his or her individual management performance objectives established in connection with our annual cash incentive plan described below. Our Senior Vice President, Global Human Resources and HPMS assists our compensation committee primarily by gathering compensation related data regarding our executives and coordinating the exchange of such information and other executive compensation information among the members of our compensation committee, our compensation committee’s compensation consultant and management in anticipation of compensation committee meetings. Our Senior Vice President, Chief Legal Officer and Secretary assists our compensation committee primarily by ensuring compliance with legal and regulatory requirements and educating the committee on executive compensation trends and best practices from a corporate governance perspective. Final deliberations and decisions regarding the compensation to be paid to each of our executives, however, are made by our board of directors or compensation committee without the presence of such executive.

Role of Consultant. Our compensation committee has retained the services of Mercer to provide executive compensation advice. Mercer’s engagement by the compensation committee includes reviewing and advising on all significant aspects of executive compensation. This includes base salaries, short-term cash incentives and long-term equity incentives for our executive officers, and cash compensation and long-term equity incentives for our non-executive directors. At the request of the compensation committee, each year, Mercer recommends a peer group of companies, collects relevant market data from these companies to allow the compensation committee to compare elements of our compensation program to those of our peers, provides information on executive compensation trends and implications for our company and makes other recommendations to the compensation committee regarding certain aspects of our executive compensation program. Our management, principally our Senior Vice President, Global Human Resources and HPMS and the chair of our compensation committee, regularly consult with representatives of Mercer before compensation committee meetings. A representative of Mercer is invited on a regular basis to attend, and sometimes attends, meetings of our compensation committee. In making its final decision regarding the form and amount of compensation to be paid to our executives, our compensation committee considers the information gathered by and recommendations of Mercer. The compensation committee values especially Mercer’s benchmarking information and input regarding best practices and trends in executive compensation matters.

Use of Peer Group and Other Market Data. To help determine appropriate levels of compensation for certain elements of our executive compensation program, our compensation committee reviews annually the compensation levels of our named executive officers and other executives against the compensation levels of comparable positions with companies similar to our company in terms of products, operations and revenues. The elements of our executive compensation program to which the compensation committee “benchmarks” or uses to base or justify a compensation decision or to structure a framework for compensating executives include base salary, short-term cash incentive opportunity and long-term equity incentives. With respect to other elements of our executive compensation program, such as perquisites, severance and change in control arrangements, our compensation committee benchmarks these elements on a periodic or as needed basis and in some cases uses peer group or market data more as a “market check” after determining the compensation on some other basis.

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

In February 2012, Mercer worked with our compensation committee to identify a peer group and recommended and the committee approved a peer group of 15 companies. Companies in the peer group are public companies in the health care equipment and supplies business with products and operations similar to those of our company, and which had annual revenues generally within the range of one-half to two times our annual revenues. The February 2012 peer group included the following companies:

American Medical Systems Holdings, Inc.	Thoratec Corporation	Exactech, Inc.
Wright Medical Group, Inc.	Arthrocare Corporation	Cyberonics, Inc.
Volcano Corporation	Merit Medical Systems, Inc.	Alphatec Holdings, Inc.
Nuvasive, Inc.	ICU Medical, Inc.	Conceptus, Inc.
Zoll Medical Corporation	NxStage Medical, Inc.	RTI Biologics, Inc.

The table below sets forth revenue and market capitalization information regarding the February 2012 peer group and Tornier’s position within the peer group as of September 2012, which was the date that Mercer used to compile an executive compensation analysis which our compensation committee used in connection with its recommendations and decisions regarding certain aspects of executive compensation for 2013:

	Annual revenue (in millions)	Market capitalization (in millions)
25th percentile	$217	$629
Median	333	863
75th percentile	437	996
Tornier	267	752
Percentile rank	31%	43%

Our compensation committee used the February 2012 peer group to assist the compensation committee in making recommendations and decisions regarding base salaries, annual incentive plan target opportunities and long- term equity incentives for 2013.

In February 2013, Mercer worked with our compensation committee to identify a revised peer group since some of the companies in the February 2012 peer group were no longer public reporting companies due to acquisitions or otherwise. Mercer recommended and the compensation committee approved a revised peer group of 16 companies. Similar to the February 2012 peer group, companies in the February 2013 peer group are public companies in the health care equipment and supplies business with products and operations similar to those of our company, and which had annual revenues generally within the range of one-half to two times our annual revenues. The February 2013 peer group included the following companies:

Angiodynamics Inc.*	Thoratec Corporation	Exactech, Inc.
Wright Medical Group, Inc.	Arthrocare Corporation	Cyberonics, Inc.
Volcano Corporation	Merit Medical Systems, Inc.	Alphatec Holdings, Inc.
Nuvasive, Inc.	ICU Medical, Inc.	Conceptus, Inc.
Orthofix International N.V.* Masimo Corporation*	NxStage Medical, Inc.	RTI Biologics, Inc.

*	New additions since the February 2012 peer group.

The table below sets forth revenue and market capitalization information regarding the February 2013 peer group and Tornier’s position within the peer group as of October 2013, which was the date that Mercer used to compile an executive compensation analysis that our compensation committee used in connection with its recommendations and decisions regarding executive compensation for 2014:

	Annual revenue (in millions)	Market capitalization (in millions)
25th percentile	$248	$434
Median	346	995
75th percentile	421	1,267
Tornier	298	924
Percentile rank	38%	47%

Our compensation committee used the February 2013 peer group to assist the compensation committee in making recommendations and decisions regarding base salaries and annual incentive plan target opportunities for 2014 and will use this same peer group later in 2014 to assist the compensation committee in determining long-term equity incentives for 2014.

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

Market Positioning. In general, we target base salary and total compensation levels within the range of the 50th to 75th percentile of our peer group. However, the specific competitiveness of any individual executive’s pay will be determined considering factors like the executive’s skills and capabilities, contributions as a member of the executive management team and contributions to our overall performance. The compensation committee will also consider the sufficiency of total compensation potential and the structure of pay plans to ensure the hiring or retention of an executive when considering the compensation potential that may be available elsewhere.

Executive Compensation Components

The principal elements of our executive compensation program for 2013 were:

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

Except as otherwise described in this CD&A, our compensation committee has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and currently paid out compensation, between cash and non-cash compensation, or among different forms of non-cash compensation. However, our compensation committee’s philosophy is to make a greater percentage of an executive’s compensation performance-based, and therefore at risk, as the executive’s position changes and responsibility increases given the influence more senior level executives generally have on company performance. Thus, individuals with greater roles and responsibilities associated with achieving our company’s objectives should bear a greater proportion of the risk that those goals are not achieved and should receive a greater proportion of the reward if objectives are met or surpassed. For example, this philosophy is illustrated by the higher annual cash incentive targets and long-term equity incentives of our CEO compared to our other executives. In addition, our objective is that at least two-thirds of the CEO’s compensation and half of other executives’ compensation opportunity be in the form of variable compensation that is tied to financial results or share price and that at least half of the CEO’s compensation and one-third of other executives’ compensation opportunity be in the form of stock-based incentive awards.

The overall mix of annual base salaries, target annual cash incentive awards and grant date fair value long-term incentive awards as a percent of target total direct compensation for our CEO and other named executive officers as a group for 2013 is provided below. The value of the long-term incentives represented is based on the grant date fair value of stock options and stock awards granted during 2013. Actual long-term incentive value will be based on long-term stock price performance. Other compensation, including discretionary and contingent sign-on bonuses and perquisites, are excluded from the table below.

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

Setting Initial Salaries for New Executives. We initially fix base salaries for our executives at a level we believe enables us to hire and retain them in a competitive environment and to reward satisfactory individual performance and a satisfactory level of contribution to our overall business objectives. During 2013, one of our named executive officers, Mr. Van Ummersen, was hired. In establishing Mr. Van Ummersen’s initial base salary at $350,000, our compensation committee considered the executive’s prior experience, his success in serving in those positions, his most recent base salary and other compensation at his prior employer, as well as the base salaries of our other executives and our compensation committee’s general knowledge of the competitive market. Market pay levels are based in part on the most recent Mercer executive compensation analysis performed for our compensation committee. Although Mr. Van Ummersen’s base salary is slightly below the 75th percentile of our peer group for similarly titled executives, the compensation committee believed it was necessary to set his base salary at such a level to attract him to our company. In addition, the compensation committee believed Mr. Van Ummersen’s base salary should be around the same level as Mr. Rich’s.

Annual Salary Increases. We typically increase the base salaries of our named executive officers in the beginning of each year following the completion of our prior year individual performance reviews to recognize annual increases in the cost of living and superior individual performance and to ensure that our base salaries remain market competitive. Annual base salary increases as a result of cost of living adjustments and individual performance are referred to as “merit increases.” In addition, we may make additional upward adjustments to an executive’s base salary to compensate the executive for assuming increased roles and responsibilities, to retain an executive at risk of recruitment by other companies, and/or to bring an executive’s base salary closer to the 50th to 75th percentile of companies in our peer group. We refer to these base salary increases as “market adjustments.”

The table below sets forth base salaries effective as of February 1, 2013, the percentage increases compared to 2012 base salaries, and the 2013 base salaries compared to the 50th percentile of our February 2012 peer group for each of our named executive officers who were executives at the time of the merit increase:

Name	2013 base salary ($)	2013 base salary % increase compared to 2012	2013 base salary compared to peer group 50th percentile
David H. Mowry(1)	$450,000	16.9%	18% below
Shawn T McCormick	354,812	1.4%	11% above
Stéphan Epinette(2)	312,371	6.2%	10% below
Terry M. Rich	359,624	2.8%	10% above

(1)	Mr. Mowry’s base salary percentage increase is compared to his prior base salary of $385,000, which represented his base salary as a result of his promotion to Interim President and Chief Executive Officer in November 2012.
(2)	Mr. Epinette’s base salary is paid in Euros and was €234,286 for 2013. For purposes of the table and the peer group comparison, a rate of one Euro to $1.33329 was used to convert Mr. Epinette’s base salary into U.S. dollars.

The merit increases for our named executive officers who were executives at the time of the increase in February 2013 ranged from 1.4% to 3.0% over 2012 base salaries. The percentage merit increase for a particular executive largely depends upon the results of the executive’s performance review for the previous year. Mr. McCormick and Mr. Rich received smaller merit increases than other executive officers since their merit increases were pro-rated based on their respective hire dates.

In addition to merit increases, Mr. Mowry and Mr. Epinette received market adjustments to their base salaries. In evaluating the performance of Mr. Mowry and the amount of his 2013 base salary increase, the compensation committee reviewed Mr. Mowry’s self-review, discussed his performance, considered the benchmarking data gathered by Mercer and sought the input from the non-executive directors. In assessing the performance of Mr. Mowry, the compensation committee evaluated primarily his ability to achieve his goals and objectives and lead the company. Mr. Mowry’s percentage increase in base salary was to bring his base salary closer to the 50th percentile. Even after such upward market adjustment, Mr. Mowry’s base salary was below the 25th percentile. The compensation committee believed the market positioning of Mr. Mowry’s base salary was appropriate in light of his prior base salary and that 2013 would be his first full year serving as CEO. In addition, the compensation committee believes such market positioning is consistent with typical market practice with respect to executives new to a particular position. The compensation committee expects Mr. Mowry’s base salary to move closer to the 50th percentile as his tenure increases. The percentage increase in Mr. Epinette’s base salary was due to a merit increase of 3.0% and an upward market adjustment of €7,000 to bring his base salary closer to the 50th percentile. Even after such upward market adjustment, Mr. Epinette’s base salary was slightly below the 50th percentile.

2014 Base Salaries. In February 2014, we set the following base salaries for 2014 for our named executive officers: Mr. Mowry ($550,000), Mr. McCormick ($365,456), Mr. Van Ummersen ($356,122), Mr. Epinette (€240,846) and Mr. Rich ($369,694), representing merit increases between 2.8% and 3.0% and an upward market adjustment for Mr. Mowry to bring his base salary closer to the 50th percentile. Even after such upward market adjustment, Mr. Mowry’s base salary is at the 25th percentile of our February 2013 peer group.

Short-Term Cash Incentive Compensation

Our short-term cash incentive compensation is paid as an annual cash payout under our corporate performance incentive plan and, in the case of Mr. Epinette, also under our French incentive compensation scheme.

Corporate Performance Incentive Plan. Annual cash payouts under our corporate performance incentive plan are intended to compensate executives, as well as other employees, for achieving annual corporate financial performance goals and, in some cases, divisional financial performance goals, and, in most cases, individual performance goals.

Target payouts were established under each named executive officer’s employment agreement at the time such agreements were entered into and are currently as follows for each named executive officer:

Name	Percentage of base salary
David H. Mowry	80%
Shawn T McCormick	50%
Gordon W. Van Ummersen	50%
Stéphan Epinette	40%
Terry M. Rich	75%

The 2013 target bonus percentages for our named executive officers did not change from their 2012 levels, except in the case of Mr. Mowry as a result of his promotion in February 2013 to President and Chief Executive Officer on a non-interim basis. Based on an executive compensation analysis by Mercer in October 2013, the target bonus percentages for our named executive officers were either at or below the 50th percentile for executives with similar positions in our February 2013 peer group, except in the case of Mr. Mowry, whose target bonus percentage of 80% is slightly above the 25th percentile and below the 50th percentile, and Mr. Rich, whose target bonus percentage of 75% is above the 75th percentile. The compensation committee set Mr. Rich’s target bonus percentage at 75% to provide Mr. Rich a competitive compensation package to hire him from his then prior employer.

For 2013, payouts under our corporate performance incentive plan to our named executive officers were based upon achievement of corporate performance goals for all executives, divisional performance goals for two executives and individual performance goals for all executives, except our President and Chief Executive Officer whose payout was to be based solely upon achievement of corporate performance goals.

Named executive officer	Percentage based upon corporate performance goals	Percentage based upon divisional performance goals	Percentage based upon individual performance goals
David H. Mowry	100%	0%	0%
Shawn T McCormick	90%	0%	10%
Gordon W. Van Ummersen	90%	0%	10%
Stéphan Epinette	20%	70%	10%
Terry Rich	20%	70%	10%

For 2013, the corporate performance metrics and their weightings are set forth in the table below. These three corporate performance goals were selected for 2013 because they were determined to be the three most important key indicators of our financial performance for 2013. Revenue was weighted more heavily since that was intended to be our greatest focus in 2013.

Corporate performance metric	Weighting
Adjusted revenue	60%
Adjusted EBITDA	20%
Adjusted free cash flow	20%

The table below sets forth the corporate performance goals for 2013, the range of possible payouts, and the actual payout percentage for our named executive officers based on the actual performance achieved. In each case, the goals were adjusted for certain items, including changes to foreign currency exchange rates and items that are unusual and not reflective of normal operations. If performance achieved falls below the threshold level, there is no payout for such performance metric. If performance achieved falls between the threshold, target and maximum levels, actual payout percentages are determined on a sliding scale basis, with payouts for each performance metric starting at 50% of target for threshold performance achievement and capped at 150% of target for maximum achievement. For 2013, the total weighted-average payout percentage applicable to the portion of the 2013 annual cash incentive bonus tied to corporate performance goals was 30% of target since the only performance goal met was the adjusted free cash flow goal above the target level, resulting in a 30% of target payout since the weighting for the adjusted free cash flow metric was 20%.

	Performance goals(1)
Performance metric	Threshold (50% payout)	Target (100% payout)	Maximum (150% payout)	2013 performance(2)	2013 payout
Adjusted revenue(3)	$318.0 mil.	$328.2 mil.	$334.1 mil.	$308.8 mil.	0%
Adjusted EBITDA(4)	$36.7 mil.	$39.7 mil.	$42.7 mil.	$31.1 mil.	0%
Adjusted free cash flow(5)	$(11.6) mil.	$(10.1) mil.	$(8.6) mil.	$(8.7) mil.	30%

(1)	The performance goals were established based on an assumed foreign currency exchange rate. For revenue, we assumed a foreign currency exchange rate of 1.2847, which represented the actual reported average rate of foreign exchange in 2012. For all other performance goals, we assumed a foreign currency exchange rate of 1.29 U.S. dollars for 1 Euro, which represented an anticipated average rate of foreign exchange for 2013 and which was the foreign currency exchange rate used by our company for 2013 budgeting purposes.

(2)	The compensation committee determined 2013 payouts after reviewing our unaudited financial statements, which were adjusted for changes to foreign currency exchange rates and which were subject to additional discretionary adjustment by the compensation committee for items that are unusual and not reflective of normal operations. For purposes of determining 2013 payouts, in addition to foreign currency exchange rate adjustments, the compensation committee made additional adjustments discussed in the notes below. Accordingly, the figures included in the “2013 performance” column reflect foreign currency exchange rate and discretionary adjustments and differ from the figures reported in our 2013 audited financial statements.
(3)	“Adjusted revenue” means our revenue for 2013, as adjusted for changes to foreign currency exchange rates.
(4)	“Adjusted EBITDA” means our net loss for 2013, as adjusted for changes to foreign currency exchange rates, before interest income and expense, income tax expense and benefit, depreciation and amortization, as adjusted further to give effect to non-operating income and expense, foreign currency transaction gains and losses, loss on extinguishment of debt, share-based compensation, amortization of the inventory step-up from acquisitions and special charges including acquisition, integration and distribution channel transition costs, restructuring charges, reversal of acquisition contingent consideration liability, legal settlements and certain other items that affect the comparability and trend of Tornier’s operating results.
(5)	“Adjusted free cash flow” means cash flow generated from operations less instrument investments and plant, property and equipment investments, as adjusted for changes to foreign currency exchange rates.

For 2013, payouts under our corporate performance incentive plan for two of our named executive officers, Mr. Rich and Mr. Epinette, were based upon achievement of divisional performance goals. Since Mr. Rich is in charge of our U.S. commercial operations, 70% of his 2013 payout was based upon adjusted U.S. revenue, and since Mr. Epinette is in charge of our international commercial operations, 70% of his 2013 payout was based upon adjusted non-U.S. revenue. The table below sets forth the divisional performance goals for 2013, the range of possible payouts and the actual payout percentage applicable to the portion of the 2013 annual cash incentive bonus tied to divisional performance goals based on actual performance achieved.

	Performance goals
Performance metric	Threshold (50% payout)	Target (100% payout)	Maximum (150% payout)	2013 performance	2013 payout
U.S. adjusted revenue	$190.9 mil.	$197.1 mil.	$200.6 mil.	$182.1 mil.	0%
Non-U.S. adjusted revenue	$127.1 mil.	$131.1 mil.	$133.5 mil.	$126.7 mil.	0%

As with the corporate performance goals, the compensation committee determined 2013 payouts after reviewing our U.S. and non-U.S. revenue in our unaudited financial statements for 2013, and which revenues were adjusted for changes to foreign currency exchange rates. In addition, non-U.S. revenue did not include revenue from Canada since Mr. Epinette was not in charge of those operations during 2013. Accordingly, the actual U.S. and non-U.S. adjusted revenue used to determine Mr. Rich’s and Mr. Epinette’s 2013 payouts differ from the figures reported in our 2013 audited financial statements. Although the payouts based on the divisional performance goals were zero for both Mr. Epinette and Mr. Rich, the board of directors, upon recommendation of our compensation committee, approved a discretionary bonus of €31,944 to Mr. Epinette to reward him for the strong performance of our international business and his extraordinary individual performance and to retain and motivate him to achieve our corporate and international business’s performance objectives going forward.

To foster cooperation and communication among our executives, our compensation committee places primary emphasis on overall corporate and divisional performance goals rather than on individual performance goals. For our named executive officers, at least 90% of their 2013 annual cash incentive plan payouts were determined based on the achievement of corporate and divisional performance goals and only 10% or less were based on achievement of individual performance goals. In addition, under the terms of the plan, no bonus payouts attributable to individual performance would occur if the threshold adjusted EBITDA corporate performance goal was not achieved. Since the threshold adjusted EBITDA corporate performance goal was not achieved, none of our named executive officers received any payout under the plan for individual performance.

The individual performance goals that were to be used to determine the payout under our corporate performance incentive plan are management by objectives, known internally as MBOs. MBOs are generally three to five written, specific and measurable objectives agreed to and approved by the executive, CEO and compensation committee in the beginning of the year. All MBOs were weighted, with areas of critical importance or critical focus weighted most heavily. Each of our named executive officers participated in a review process during the beginning of 2014 and in connection with such review was rated (on a scale from one to four with a rating of three representing target or “on plan” performance) depending upon whether, and at times, when, their MBOs for 2013 were achieved. Although these ratings are then used to determine the portion of the final bonus payout attributable to MBOs, none of the named executive officers received a payout under the plan for individual performance since the threshold adjusted EBITDA corporate performance goal was not achieved.

The MBOs for each named executive officer who had MBOs for 2013 are described in the table below. Most of the MBOs related primarily to the continued implementation of our high performance management system, or HPMS, which focuses executives’ efforts on our vital programs, action items and objectives to work toward fulfilling our corporate mission, vision and values.

Name	2013 MBOs
Shawn T McCormick

•    Implementation of certain financial performance management software

•    Enterprise risk management readiness

•    Development of key performance indicators and monthly reporting dashboard

•    U.S. sales transition objectives

•    Expense maintenance within finance and information technology budget

•    Cash management objectives

Stéphan Epinette	• Product sales in new countries • International revenues attributable to OrthoHelix products • Transition to direct operations in certain counties • Maintenance of certain international expenses
Terry M. Rich	• Sales training of U.S. sales representatives and physicians • Expense maintenance within budgeted amounts • U.S. sales transition objectives

Our compensation committee determined that each of Messrs. McCormick, Epinette and Rich achieved 100% or higher of their respective MBOs. Mr. Van Ummersen did not have any formal MBOs for 2013 since he became an executive in June 2013. Accordingly, the individual performance portion of his 2013 payout was determined by the compensation committee based upon, among other things, his self-assessment of his 2013 individual performance and the assessment by the CEO and compensation committee. The compensation committee determined that Mr. Van Ummersen achieved an individual performance payout at 100%. However, as mentioned above, our named executive officers received no bonus payouts for fiscal 2013 attributable to their individual performance since the threshold adjusted EBITDA corporate performance goal was not achieved.

The table below sets forth, with respect to each named executive officer, the maximum potential bonus opportunity as a percentage of base salary and the actual bonus paid under the employee performance incentive compensation plan for 2013, both in amount and as a percentage of 2013 base earnings:

Name	Maximum potential bonus as percentage of base salary	Actual bonus paid ($)	Actual bonus paid as a percentage of 2013 base earnings
David H. Mowry	120% (150% of 80%)	$106,285	24%
Shawn T McCormick	75% (150% of 50%)	47,686	13%
Gordon W. Van Ummersen	75% (150% of 50%)	26,414	13%
Stéphan Epinette(1)	60% (150% of 40%)	7,220	2%
Terry M. Rich	113% (150% of 75%)	16,093	4%

(1)	A rate of one Euro to $1.368 was used to convert Mr. Epinette’s €5,278 bonus paid into U.S. dollars.

French Incentive Compensation Scheme. In addition to participating in our corporate performance incentive plan, Mr. Epinette participates in an incentive compensation scheme on the same basis as other employees of our French operating subsidiary. This scheme enables our French operating subsidiary to provide its employees with a form of compensation that is efficient with respect to income tax and mandated social contributions in France. The payments made under the French incentive compensation scheme, which receives preferential tax treatment, are exempted from social security contributions. Under the French incentive compensation scheme, employees of our French operating subsidiary may receive an annual incentive cash payment equal to a specified percentage of their base salary, up to certain statutory limits. In 2013, employees were eligible to receive up to 16% of base salary, up to a statutory limit of €18,516. For 2013, annual incentive payments were dependent on the achievement of performance goals relating to adjusted non-U.S. revenue, adjusted revenue, adjusted EBITDA, adjusted free cash flow, on-time delivery of new products to market and satisfactory service level reviews. In each case these amounts are adjusted for certain items similar to the adjustments that apply to the corporate performance goals established under our employee performance incentive compensation plan.

The table below sets forth the 2013 financial performance metrics for the French incentive compensation scheme, the range of possible payouts for Mr. Epinette, and the estimated actual payout percentage for Mr. Epinette based on the performance achieved. If performance achieved falls between the threshold and target/maximum levels, actual payout percentages are determined on a sliding scale basis, with payouts starting at 0.25% of base salary for minimum performance achievement and capped at 4% of base salary for target/maximum achievement for each individual metric. The actual payout percentages and Mr. Epinette’s actual 2013 incentive payment amount under the French incentive compensation scheme will be determined, on a final basis, and paid during mid-2014 after the French employee committee meets and approves the final payouts. It is anticipated that the actual payout percentages for Mr. Epinette’s actual 2013 payment amount will be as set forth in the table below, resulting in an anticipated payment of the maximum statutory limit of €18,516.

Performance metric	Weighting	Performance goals(1)		Payout		2013 performance(3)	Level for 2013 payment
				Threshold	Target/max.
		Threshold	Target/max.(2)	(% of base salary)	(% of base salary)
Adjusted non-U.S. revenue(4)	25%	$111.4 million	$131.1 million	0.25%	4%	$126.7 million	3.3%
On-time delivery of new products to market(5)	25%	N/A	N/A	0.25%	4%	75%	3.0%
Satisfactory service level reviews(6)	25%	N/A	N/A	0.25%	4%	75%	3.0%
Adjusted revenue(7)	15%	$279.0 million	$328.2 million	0.15%	2%	$308.8 million	1.5%
Adjusted EBITDA(8)	5%	$33.7 million	$39.7 million	0.05%	1%	$31.1 million	0.0%
Adjusted free cash flow(9)	5%	$(11.9) million	$(10.1) million	0.05%	1%	$(8.7) million	1.0%

(1)	The performance goals were established based on an assumed foreign currency exchange rate of 1.29 U.S. dollars for 1 Euro, which represented an anticipated average rate of foreign exchange for 2013 and which was the rate of foreign exchange used by our company for 2013 budgeting purposes.
(2)	Under the French incentive compensation scheme, the maximum possible payout is 16% of base salary, up to a statutory limit of €18,516, which is based on 100% achievement of target levels. Therefore, target and maximum performance and payout amounts are the same for the purposes of the French incentive compensation scheme.
(3)	The compensation committee determined incentive payment amounts after reviewing our unaudited financial statements for the applicable year, which were adjusted for changes to the foreign currency exchange rates and which were subject to further discretionary adjustment by our compensation committee for items that are unusual and not reflective of normal operations. For purposes of determining 2013 bonus amounts, in addition to foreign currency exchange adjustments, the compensation committee made additional adjustments discussed in the notes below. Accordingly, the figures included in the “2013 performance” column reflect foreign currency exchange rate and discretionary adjustments and differ from the figures reported in our 2013 audited financial statements.
(4)	“Adjusted non-U.S. revenue” means our U.S. revenue for 2013, as adjusted for changes to the foreign currency exchange rates.
(5)	“On-time delivery to market of new products” means the timely release of certain new, strategic products by specific dates. The target/maximum payout amount with respect to this metric assumes the timely release of all new products scheduled to be delivered for a given year, whereas the threshold payout amount is determined by dividing 4% (the target/maximum payout for this metric) by the number of new products scheduled to be delivered for a given year.
(6)	“Satisfactory service level reviews” means the timely processing and shipment of orders.
(7)	“Adjusted revenue” means our revenue for 2013, as adjusted for changes to the foreign currency exchange rates.
(8)	“Adjusted EBITDA” means our net loss for 2013, as adjusted for changes to foreign currency exchange rates, before interest income and expense, income tax expense and benefit, depreciation and amortization, as adjusted further to give effect to non-operating income and expense, foreign currency transaction gains and losses, loss on extinguishment of debt, share-based compensation, amortization of the inventory step-up from acquisitions and special charges including acquisition, integration and distribution channel transition costs, facilities consolidation charges, reversal of acquisition contingent consideration liability, bad debt expense charges in Italy, legal settlements, management exit costs and certain other items that affect the comparability and trend of Tornier’s operating results.
(9)	“Adjusted free cash flow” means cash flow generated from operations less instrument investments, plant, property and equipment investments, and cash payments related to our facilities consolidation, as adjusted for changes to foreign currency exchange rates.

Corporate Performance Incentive Plan for 2014. In February 2014, our board of directors, upon recommendation of our compensation committee, approved the material terms of the Tornier N.V. Corporate Performance Incentive Plan for 2014. The 2014 target bonus percentages for our named executive officers did not change from their 2013 levels. Consistent with the design for the 2013 plan, the payout under our 2014 corporate performance incentive plan for our President and Chief Executive Officer will be based 100% upon achievement of corporate performance goals, with no divisional performance or individual performance components. Otherwise, the percentage payout splits among corporate performance goals, divisional performance goals and individual performance goals will be the same for our other named executive officers for 2014, except that payouts for Mr. Rich and Mr. Epinette will be based 40% upon achievement of corporate performance goals and 60% upon achievement of their respective divisional goals. The corporate performance measures under the plan for 2014 will be based on Tornier’s adjusted revenue (both total revenue and total extremities revenue), adjusted EBITDA and adjusted free cash flow. The divisional performance measures for 2014 will be based on U.S. adjusted revenue for Mr. Rich and non-U.S. adjusted revenue (both total non-U.S. revenue and non-U.S. extremities revenue) for Mr. Epinette. If the minimum or threshold free cash flow corporate performance goal is not achieved, then our named executive officers will not receive any payout under the plan for individual performance. The material terms of the plan for 2014 are otherwise the same as the plan for 2013.

Long-Term Equity-Based Incentive Compensation

Generally. Our compensation committee’s primary objectives with respect to long-term equity-based incentives are to align the interests of our executives with the long-term interests of our shareholders, promote stock ownership and create significant incentives for executive retention. Long-term equity-based incentives typically comprise a significant portion of each named executive officer’s compensation package, consistent with our executive compensation philosophy that at least half of the CEO’s compensation and one-third of other executives’ compensation opportunity should be in the form of stock-based incentive awards. For 2013, equity-based compensation comprised 63% of total compensation for our CEO during the year and ranged from 44% to 76% of total compensation for our other named executive officers, assuming grant date fair value for equity awards. One of our named executive officers had a higher percentage of equity-based compensation than our CEO since such named executive officer joined our company in 2013 and thus received a higher talent acquisition grant during 2013.

Before our initial public offering in February 2011, we granted stock options under our prior stock option plan, which is now the Tornier N.V. Amended and Restated Stock Option Plan and referred to in this report as our prior stock option plan. Since our initial public offering, we ceased making grants under our prior stock option plan and subsequently have granted stock options and other equity-based awards under the Tornier N.V. 2010 Incentive Plan, which is referred to in this report as our stock incentive plan. Both our board of directors and shareholders have approved our stock incentive plan, under which our named executive officers (as well as other executives and key employees) are eligible to receive equity-based incentive awards. For more information on the terms of our stock incentive plan, see “Executive Compensation—Grants of Plan-Based Awards— Tornier N.V. 2010 Incentive Plan.” All equity-based incentive awards granted to our named executive officers during 2013 were made under our stock incentive plan.

To assist our board of directors in granting, and our compensation committee and management in recommending the grant of, equity-based incentive awards, our compensation committee, on recommendation of Mercer, in April 2013, adopted long-term incentive grant guidelines. In addition to our long-term incentive grant guidelines, our board of directors has adopted a stock grant policy document, which includes policies that our board of directors and compensation committee follow in connection with granting equity-based incentive awards, including the long-term incentive grant guidelines.

Types of Equity Grants. Under our long-term incentive grant guidelines and our policy document, our board of directors, on recommendation of the compensation committee, generally grants three types of equity-based incentive awards to our named executive officers: performance recognition grants, talent acquisition grants and special recognition grants. On limited occasion, our board of directors, on recommendation of the compensation committee, may grant purely discretionary awards. During 2013, only performance recognition grants and talent acquisition grants were made to our named executive officers.

Performance recognition grants are discretionary annual grants that are made during mid-year to give the compensation committee another formal opportunity during the year to review executive compensation and recognize executive and other key employee performance. In July 2013, the performance recognition grants were approved by the board of directors, on recommendation of the compensation committee, but the grant date of the awards was effective as of the third full trading day after the release of our second quarter earnings in August 2013. The recipients and size of the performance recognition grants were determined, on a preliminary basis, by each executive with input from their management team and based on our long-term incentive grant guidelines and the 10-trading day average closing sale price of our ordinary shares as reported by the NASDAQ Global Select Market. Grants were determined one week before the corporate approval of the awards, and then ultimately approved by our board of directors, on recommendation by the compensation committee. Under our long-term incentive grant guidelines for annual performance recognition grants, our named executive officers received a certain percentage of their respective base salaries in stock options and stock grant awards (in the form of restricted stock units and referred to as stock awards or RSUs in this CD&A and elsewhere in this report), as set forth in more detail in the table below.

Once the target total long-term equity value was determined for each executive based on the executive’s relevant percentage of base salary, half of the value was provided in stock options and the other half was provided in stock awards. The reasons we use stock options and stock awards are described below under the headings “—Stock Options” and “—Stock Awards.” The target dollar value to be delivered in stock options (50% of the target total long-term equity value) was divided by the Black-Scholes value of one ordinary share to determine the number of stock options, which then was rounded to the nearest whole number or in some cases multiple of 100. The number of stock awards was calculated using the intended dollar value (50% of the target total long-term equity value) divided by the 10-trading day average closing sale price of our ordinary shares as reported by the NASDAQ Global Select Market and was determined one week before the date of anticipated corporate approval of the award, which number was then rounded to the nearest whole number or in some cases multiple of 100. Typically, the number of ordinary shares subject to stock awards is fewer than the number of ordinary shares that would have been covered by a stock option of equivalent target value. The actual number of stock options and stock awards granted may then be pared back so that the estimated run rate dilution under our stock incentive plan is acceptable to our compensation committee (i.e., approximately 2.7% for 2013). The CEO next reviewed the preliminary individual awards and may make recommended discretionary adjustments. Such proposed individual awards were then presented to the compensation committee, which also may make discretionary adjustments before recommending awards to our board of directors for approval. After board approval, awards were issued, with the exercise price of the stock options equal to the closing price of our ordinary shares on the grant date. In determining the number of stock options or stock awards to make to an executive as part of a performance recognition grant, previous awards, whether vested or unvested, granted to such individual had no impact.

The table below describes our long-term incentive grant guidelines for annual performance recognition grants that applied to our named executive officers for 2013. Mr. Van Ummersen is not listed in the table because he did not receive an annual performance recognition grant for 2013.

Named executive officer	Grade level	Incentive grant guideline expressed as % of base salary for grade level	Incentive grant guideline dollar value of long-term incentives ($)
David H. Mowry	11	225%	$1,012,500
Shawn T McCormick	9	125%	443,515
Stéphan Epinette(1)	8	125%	389,501
Terry M. Rich	8	125%	449,530

(1)	A rate of one Euro to $1.33 was used to convert Mr. Epinette’s base salary into U.S. dollars for purposes of determining his long-term incentive grant guideline.

We seek to align the interests of our executives with those of our shareholders by providing a significant portion of compensation in equity-based awards. Consistent with this principle, the portion of an executive’s total compensation that varies with performance and is at risk should increase with the executive’s level of responsibility. Thus, incentive grants, expressed as a percentage of base salary and dollar values, increase as an executive’s level of responsibility increases. The incentive grant guidelines were benchmarked by Mercer against our February 2013 peer group.

Performance recognition grants also may be made in connection with the promotion of an individual. When a performance recognition grant is made in connection with the promotion of an individual, the amount of the grant is usually made based on the pro rata difference between the long-term incentive grant guideline for the new position compared to the long-term incentive grant guideline for the prior position.

Talent acquisition grants are made in stock options and stock awards, and are used for new hires. These grants are considered and approved by our board of directors, upon recommendation of our compensation committee, as part of the executive’s compensation package at the time of hire (with the grant date and exercise price delayed until the hire date or the first open window period after board approval of the grant). As with our performance recognition grants, the size of our talent acquisition grants is determined by dollar amount (as opposed to number of underlying shares), and under our long-term incentive grant guidelines, is generally two times the long-term incentive grant guidelines for annual performance recognition grants. We have set talent acquisition grants at two times the long-term incentive grant guidelines for annual performance recognition grants, upon recommendation by Mercer. We recognize that higher initial grants often are necessary to attract a new executive, especially one who may have accumulated a substantial amount of equity-based long-term incentive awards at a previous employer that would typically be forfeited upon acceptance of employment with us. In some cases, we need to further increase a talent acquisition grant to attract an executive.

Our compensation committee made a promotional performance recognition grant, annual performance recognition grants and a talent acquisition grant to one or more of our named executive officers during 2013, as described in more detail below under “—2013 Equity Awards.”

In addition to our annual and promotional performance recognition grants and talent acquisition grants, from time to time, we may make special recognition grants or discretionary grants to our executive officers for retention or other purposes. Such grants may vest based on the passage of time and/or the achievement of certain performance goals, such as those based on our revenue, expenses, profitability, productivity, cash flows, asset utilization, shareholder return, share price and other similar performance measures. For example, as described in more detail below under “—2014 Retention Equity Awards,” effective as of February 25, 2014, stock awards in the form of restricted stock units will be granted to certain of our executive officers, the vesting of which is based on the passage of time or, if earlier, the achievement of certain minimum share price triggers.

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

To comply with Dutch insider trading laws, we time our option grants to occur on the third trading day after the public release of our financial results for our most recently ended quarter.

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

The specific terms of vesting of a stock award depend on whether the award is a performance recognition grant or talent acquisition grant. Performance recognition grants of stock awards are made mid-year and vest in four annual installments on June 1st of each year. Talent acquisition grants of stock awards to new hires vest in a similar manner, except that the first installment is often pro-rated, depending on the grant date.

2013 Equity Awards. Our board of directors, on recommendation of the compensation committee, made a promotional performance recognition grant, a talent acquisition grant and annual performance recognition grants to one or more of our named executive officers during 2013.

In connection with the promotion of Mr. Mowry to President and Chief Executive Officer on a non-interim basis, he received a promotional performance recognition grant in February 2013. The number of stock options and stock awards granted to Mr. Mowry as part of the promotional performance recognition grant was determined based on the pro rata difference between the long-term incentive grant guideline for Mr. Mowry, as President and Chief Executive Officer and his then most recent long-term incentive grant as Chief Operating Officer, which was Mr. Mowry’s position prior to becoming President and Chief Executive Officer. Accordingly, on February 26, 2013, Mr. Mowry was granted a stock option to purchase 17,466 ordinary shares and a stock award in the form of a restricted stock unit for 7,982 ordinary shares.

Since Mr. Van Ummersen joined Tornier as a new executive in 2013, he received a talent acquisition grant in 2013. The number of stock options and stock awards granted to Mr. Van Ummersen as part of the talent acquisition grant was determined based on two times his long-term incentive grant guideline of $437,500, which represents 125% of his base salary. Accordingly, on August 9, 2013, Mr. Van Ummersen was granted a stock option to purchase 52,765 ordinary shares and a stock award in the form of a restricted stock unit for 24,430 ordinary shares.

The table below describes the annual performance recognition grants made to our named executive officers in 2013 and the applicable long-term incentive grant guideline for such performance recognition grants for these executives. Since Mr. Van Ummersen received a talent acquisition grant at the time of the performance recognition grants, he did not receive a performance recognition grant for 2013 and thus is not listed in the table below.

Named executive officer	Stock options	Stock awards	Value of long-term incentive grant guideline(1) ($)
David H. Mowry	61,057	28,269	$1,012,500
Shawn T McCormick	26,745	12,383	443,515
Stéphan Epinette(2)	23,192	10,738	389,501
Terry M. Rich	27,108	12,551	449,530

(1)	The value per long-term incentive grant guideline of the annual performance recognition grants is based on the value calculated under our long-term incentive grant guidelines and does not necessarily match the grant date fair value of the equity awards under applicable accounting rules and as set forth in the Grants of Plan Based Awards Table later in this report.
(2)	A rate of one Euro to $1.33 was used to convert Mr. Epinette’s base salary into U.S. dollars for purposes of determining his long-term incentive grant guideline.

Additional information concerning the long-term incentive compensation information for our named executive officers for 2013 is included in the Summary Compensation Table and Grants of Plan-Based Awards Table later in this report.

2014 Retention Equity Awards. Effective as of February 25, 2014, stock grants, in the form of restricted stock units, will be granted to certain of our officers, including three of our named executive officers. The purpose of the grants is to retain and motivate our officers in light of: (1) the continuity of our executive team is important for executing our current strategic plan; (2) such officers received minimal corporate bonus payouts for 2013 under our corporate performance incentive plan and received little to no corporate bonus payouts for 2012; (3) such officers received no bonus payouts for 2013 attributable to their individual performance since under the terms of our corporate performance incentive plan, if the threshold adjusted EBITDA corporate performance goal was not achieved, then executive officer participants did not receive any payout under the plan for individual performance; (4) the vast majority of previously granted stock options held by such officers are currently “underwater” and thus offer minimal retention value; and (5) the outstanding long-term equity incentive value for our executive officers is below the median for all positions compared to our February 2013 peer group and below the 25th percentile for three of seven positions.

The retention restricted stock units will vest based on the passage of time, with 50% of the underlying shares vesting and becoming issuable on the two-year anniversary of the grant date, 25% on the three-year anniversary of the grant date and the remaining 25% on the four-year anniversary of the grant date, or, if earlier, upon the achievement of certain minimum share price triggers. The share price triggers will be measured based on a 30-day average closing price of our ordinary shares.

The following named executive officers will receive the following number of retention restricted stock units: Mr. McCormick (12,500); Mr. Van Ummersen (12,500); and Mr. Rich (12,500). Neither Mr. Mowry nor Mr. Epinette will receive any retention restricted stock unit grants. The number of retention restricted stock units granted to each named executive officer was determined based on a comparison of the value of their current long-term equity incentives and their respective long term incentive grant guideline.

All Other Compensation

Retirement Benefits. In 2013, each of our named executive officers had the opportunity to participate in retirement plans maintained by our operating subsidiaries, including our U.S. operating subsidiary’s 401(k) plan and, with respect to Mr. Epinette, our French operating subsidiary’s government-mandated pension plan and a government-mandated pension plan for managerial staff, or the Retraite Complémentaire, on the same basis as our other employees. We believe that these plans provide an enhanced opportunity for our executives to plan for and meet their retirement savings needs. Mr. Epinette also participated in our French operating subsidiary’s defined contribution pension plan for key employees, or the Retraite Supplémentaire, on the same basis as other key employees. The Retraite Supplémentaire is intended to supplement the state pension plans mandated by French labor laws and to provide participants with a form of compensation that is efficient with respect to income tax and mandated social contributions. Except for these plans, we do not provide pension arrangements or post-retirement health coverage for our employees, including our named executive officers. We also do not provide any nonqualified defined contribution or other deferred compensation plans.

Relocation Benefits. We provide new hires and employees who we request to relocate with standard, market competitive reimbursements of and payments for certain relocation benefits. In June 2013, Mr. Van Ummersen, who lived in Massachusetts, commenced employment as our then new Senior Vice President, Product Delivery. To ease his employment transition to the Minneapolis/St. Paul area, we agreed to provide Mr. Van Ummersen a monthly temporary living stipend of $2,500 for 12 months. During 2013, we also continued to provide Mr. Mowry a monthly housing stipend of $3,000 through mid-year. The amounts of Mr. Van Ummersen’s monthly temporary living stipend and Mr. Mowry’s monthly housing stipend were determined based on average monthly rentals for an apartment in downtown Minneapolis. All of these amounts are included in the “All other compensation” column of the Summary Compensation Table and amounts paid during 2013 are quantified in the related note to that column.

Contingent Sign-On Bonus. Under Mr. Van Ummersen’s employment agreement, we agreed to pay him an $80,000 sign-on bonus, contingent on his employment for at least one year. We believe this payment assisted in our ability to hire Mr. Van Ummersen.

Discretionary Bonuses. On February 13, 2014, our board of directors, upon recommendation of our compensation committee, approved a discretionary bonus of €31,944 to Mr. Epinette, and on April 30, 2013, our board of directors, upon recommendation of our compensation committee, approved a discretionary bonus of €21,000 to Mr. Epinette. The purpose of these bonuses was to reward Mr. Epinette for the strong performance of our international business and his extraordinary individual performance and to retain and motivate him to achieve our corporate and international business’s performance objectives going forward.

Perquisites and Other Benefits. Our named executive officers receive other benefits, which also are received by our other employees, including the opportunity to purchase our ordinary shares at a discount with payroll deductions under our tax-qualified employee stock purchase plan, and health, dental and life insurance benefits. We provide limited additional modest perquisites to our named executive officers, only on a case-by-case basis. For 2013, these perquisites included the housing stipend for Mowry, the temporary living stipend for Mr. Van Ummersen and an automobile allowance for Mr. Epinette. We provide Mr. Epinette with an automobile allowance on the same basis as other key employees of our French operating subsidiary pursuant to our company policy, which we believe is necessary in light of the competitive market for talent in our industry.

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

Other Severance Arrangements. Each of our named executive officers is entitled to receive severance benefits upon certain other qualifying terminations of employment, other than a change in control, pursuant to the provisions of such executive’s employment agreement. These severance arrangements were initially offered to induce the executives to accept or continue employment with our company and are primarily intended to retain our executives and provide consideration to an executive for certain restrictive covenants that apply following a termination of employment. Additionally, we entered into the employment agreements because they provide us valuable protection by subjecting the executives to restrictive covenants that prohibit the disclosure of confidential information during and following their employment and limit their ability to engage in competition with us or otherwise interfere with our business relationships following their termination of employment. For more information on our employment agreements and severance arrangements with our named executive officers, see the discussions below under the headings “Executive Compensation—Summary Compensation—Employment Agreements” and “Potential Payments Upon a Termination or Change in Control.”

Stock Ownership Guidelines

In February 2014, we established stock ownership guidelines that are intended to further align the interests of our executive officers with those of our shareholders. Stock ownership targets for our executive officers are set at that number of ordinary shares with a value equal to a multiple of the executive’s annual base salary, with the multiple equal to three times for our CEO and one and one-half times for our other executive officers. Executive officers have five years from the date of hire or, if the ownership multiple has increased during his or her tenure, five years from the date established in connection with such increase to reach their stock ownership target. Until the applicable stock ownership target is achieved, each executive subject to the guidelines is required to retain an amount equal to 75% of the net shares received as a result of the exercise of stock options or the vesting of restricted stock units. If there is a significant decline in our stock price that causes executives to be out of compliance, such executives will be subject to the 75% retention ratio, but will not be required to purchase additional shares to meet the applicable target.

Our compensation committee will report on compliance with the guidelines at least annually to our board of directors. Stock ownership targets are evaluated and adjusted as necessary on January 1st each year and also whenever an executive’s annual base salary changes. As of February 13, 2014, the date the stock ownership guidelines were established, all of our executives met their respective individual stock ownership guideline, except for Mr. Mowry, whose stock ownership target is the highest amongst our executive team in light of his CEO position.

Anti-Hedging and Pledging

Our code of conduct on insider trading and confidentiality prohibits our executive officers from engaging in hedging transactions, such as short sales, transactions in publicly traded options, such as puts, calls and other derivatives, and pledging our shares in any significant respect.

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

This report is dated February 10, 2014.

Compensation Committee

Sean D. Carney

Richard W. Wallman

Elizabeth H. Weatherman

Executive Compensation

Summary Compensation

The table below provides summary information concerning all compensation awarded to, earned by or paid to the individuals that served as our principal executive officer and principal financial officer and other named executive officers for the years ended December 29, 2013, December 30, 2012 and January 1, 2012.

SUMMARY COMPENSATION TABLE – 2013

Name and principal position	Year	Salary(1) ($)	Bonus(2) ($)	Stock awards(3) ($)	Option awards(4) ($)	Non-equity incentive plan compensation(5) ($)	All other compensation(6) ($)	Total ($)
David H. Mowry(7) President and Chief Executive Officer and Executive Director	2013 2012 2011	444,334 341,591 143,844	0 0 0	687,758 192,630 436,313	689,921 195,481 539,650	106,285 17,666 46,627	27,673 42,251 35,706	1,955,971 789,619 1,202,140

Shawn T McCormick(8) Chief Financial Officer	2013 2012	354,411 114,198	0 75,000	240,848 354,488	241,636 357,207	47,686 5,710	3,707 0	888,288 906,603

Gordon W. Van Ummersen(9) Senior Vice President, Global Product Delivery	2013	196,314	80,000	475,161	476,721	26,414	21,510	1,276,120

Stéphan Epinette(10) Senior Vice President, International Commercial Operations	2013 2012 2011	322,567 297,688 299,620	43,699 0 28,636	208,853 143,323 186,186	209,535 145,192 236,519	7,220 48,962 81,960	97,608 87,988 99,002	889,482 723,153 931,923

Terry M. Rich(11) Senior Vice President, U.S. Commercial Operations	2013 2012	358,823 282,468	0 0	244,116 614,993	244,915 735,654	16,093 21,185	0 0	863,947 1,654,300

(1)	From June 27, 2013 and through December 29, 2013, 5% of Mr. Mowry’s annual base salary was allocated to his service as a member of our board of directors.
(2)	We generally do not pay any discretionary bonuses or bonuses that are subjectively determined and did not pay any such bonuses to any named executive officers in 2013, 2012 or 2011, except as described below under “—Contingent Sign-On and Other Discretionary Bonuses.” Annual cash incentive bonus payouts based on performance against pre-established performance goals under our corporate performance incentive plan, and in the case of Mr. Epinette, our French incentive compensation scheme, are reported in the “Non-equity incentive plan compensation” column.
(3)	Amount reported represents the aggregate grant date fair value for stock awards granted to each named executive officer computed in accordance with FASB ASC Topic 718. The grant date fair value is determined based on the per share closing sale price of our ordinary shares on the grant date.
(4)	Amount reported represents the aggregate grant date fair value for option awards granted to each named executive officer computed in accordance with FASB ASC Topic 718. The grant date fair value is determined based on our Black-Scholes option pricing model. The table below sets forth the specific assumptions used in the valuation of each such option award:

Grant date	Grant date fair value per share ($)	Risk free interest rate	Expected Life	Expected volatility	Expected dividend yield
08/09/2013	9.03	1.70%	6.11 years	46.58%	0
02/26/2013	7.92	1.00%	6.11 years	47.21%	0
09/04/2012	8.38	0.85%	6.11 years	48.03%	0
08/28/2012	8.30	0.95%	6.25 years	47.94%	0
08/10/2012	8.37	0.93%	6.11 years	48.14%	0
03/12/2012	11.04	1.20%	6.11 years	48.65%	0
08/12/2011	11.13	1.29%	6.11 years	48.33%	0
05/12/2011	12.34	2.26%	6.11 years	48.60%	0

(5)	Represents amounts paid under our corporate performance incentive plan, and for Mr. Epinette, also under our French incentive compensation scheme. The amount reflected for each year reflects the amounts earned for that year but paid during the following year.
(6)	The amounts shown in this column for 2013 include the following with respect to each named executive officer:

Name	Retirement benefits(a) ($)	Perquisites and other personal benefits(b) ($)	Total ($)
Mr. Mowry	7,350	20,323	27,673
Mr. McCormick	3,707	—	3,707
Mr. Van Ummersen	4,010	17,500	21,510
Mr. Epinette	70,841	26,767	97,608
Mr. Rich	—	—	—

(a)	Represents 401(k) matching contributions under the Tornier, Inc. 401(k) plan for Messrs. Mowry, McCormick and Ummersen, and for Mr. Epinette the following retirement contributions on his behalf: (i) $5,366 in contributions to the French government mandated pension plan; (ii) $46,710 in contributions to our French operating subsidiary’s Retraite Complémentaire; and (iii) $18,765 in contributions to our French operating subsidiary’s Retraite Supplémentaire.
(b)	Represents $20,323 in a housing stipend for Mr. Mowry, $17,500 in temporary living stipend for Mr. Van Ummersen and $26,767 in automobile expenses for Mr. Epinette.

(7)	Mr. Mowry was appointed as President and Chief Executive Officer effective February 12, 2013, Interim President and Chief Executive Officer effective November 12, 2012 and prior to such position served as Chief Operating Officer effective July 20, 2011.
(8)	Mr. McCormick was appointed as Chief Financial Officer effective September 4, 2012.
(9)	Mr. Van Ummersen was appointed as Senior Vice President, Product Delivery effective June 3, 2013 and Senior Vice President, Global Product Delivery effective January 14, 2014.
(10)	Mr. Epinette’s cash compensation was paid in Euro. The foreign currency exchange rate of 1.3277 U.S. dollars for 1 Euro, which reflects an average conversion rate for 2013, was used to calculate Mr. Epinette’s base salary and all other compensation amounts for 2013, except for his April 2013 discretionary bonus where a foreign currency exchange rate of 1.307 U.S. dollars for 1 Euro was used and his non-equity incentive plan compensation and February 2014 discretionary bonus where a foreign currency exchange rate of 1.368 U.S. dollars for 1 Euro was used, which represent the respective foreign exchange rates on the dates of corporate approval of such amounts.
(11)	Mr. Rich was appointed as Senior Vice President, U.S. Commercial Operations effective March 12, 2012.

Employment Agreements. We, through one of our operating subsidiaries, typically execute employment agreements in conjunction with the hiring or promotion of an executive officer. Our named executive officers are generally compensated by the operating subsidiary to which such named executive officer primarily provided services. Tornier, Inc., our primary U.S. operating subsidiary, is a party to employment agreements with Messrs. Mowry, McCormick, Van Ummersen and Rich, which agreements are substantially the same, other than differences in base salary, target annual bonus percentages and severance. The employment agreements have a specified term of three years and are subject to automatic renewal for one-year terms unless either we or the executive provides 60 days’ advance notice of a desire not to renew the agreement. Under the agreements, each executive is entitled to a specified base salary, subject to increase but not decrease, is eligible to receive an annual cash bonus with a target bonus equal to a specified percentage of base salary, and is entitled to participate in the employee benefit plans and arrangements that we generally maintain for our senior executives. The employment agreements also contain severance provisions which are described under the heading “—Potential Payments Upon a Termination or Change in Control” and covenants intended to protect against the disclosure of confidential information during and following employment, as well as restrictions on engaging in competition with our company or otherwise interfering with our business relationships, which extend through the one-year anniversary of an executive’s termination of employment for any reason. With respect to certain executives, the employment agreements provide for certain limited additional benefits, which are described in more detail under the heading “—Perquisites and Personal Benefits.”

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

Equity and Non-Equity Incentive Compensation. During 2013, our named executive officers received grants of stock options and stock awards under our stock incentive plan. These grants and our stock incentive plan are described in more detail under the headings “Compensation Discussion and Analysis” and “—Grants of Plan-Based Awards.” Our named executive officers also received annual cash incentive bonuses under our corporate performance incentive plan for their 2013 performance. In addition, Mr. Epinette will receive an annual cash incentive bonus in mid-2014 under our French incentive compensation scheme for 2013 performance. The bonus amounts and these plans are described in more detail under the headings “Compensation Discussion and Analysis” and “—Grants of Plan-Based Awards.”

Contingent Sign-On and Other Discretionary Bonuses. During 2013, we paid an $80,000 sign-on bonus to Mr. Van Ummersen that is contingent upon his employment for at least one year. The only other discretionary bonuses that we paid during 2013 were a €31,944 discretionary bonus to Mr. Epinette to recognize the performance of our international business during 2013 and a €21,000 discretionary bonus to Mr. Epinette to recognize the performance of our international business during the first quarter of 2013.

Retirement Benefits. Under the Tornier, Inc. 401(k) Plan, participants, including our named executive officers, other than Mr. Epinette, may voluntarily request that we reduce his or her pre-tax compensation and contribute such amounts to the 401(k) plan’s trust up to certain statutory maximums. We contribute matching contributions in an amount equal to 3% of the participant’s eligible earnings for a pay period, or if less, 50% of the participant’s pre-tax 401(k) contributions (other than catch-up contributions) for that pay period. Mr. Epinette participates in our French operating subsidiary’s government-mandated pension plan, government-mandated pension plan for managerial staff, the Retraite Complémentaire, and defined contribution pension plan for key employees, the Retraite Supplémentaire, in each case on the same basis as other key employees of our French operating subsidiary. In 2013, pursuant to the Retraite Supplémentaire, our French operating subsidiary made contributions equal to approximately 6.5% of Mr. Epinette’s base salary on Mr. Epinette’s behalf. The Retraite Supplémentaire is intended to supplement the state pension plans mandated by French labor laws and to provide participants with a form of compensation that is efficient with respect to income tax and mandated social contributions. Except for our French operating subsidiary’s government-mandated pension plan and a government-mandated pension plan for managerial staff, we do not provide pension arrangements or post-retirement health coverage for our employees, including our named executive officers. We also do not provide any nonqualified defined contribution or other deferred compensation plans.

Perquisites and Personal Benefits. With respect to perquisites and personal benefits, during 2013, we provided a $3,000 monthly housing stipend for Mowry through July 2013, a $2,500 temporary living stipend for Mr. Van Ummersen and an automobile allowance for Mr. Epinette. The only other benefits that our named executive officers receive are benefits that are also received by our other employees, including the retirement benefits described above, an ability to purchase our ordinary shares at a discount with payroll deductions under our employee stock purchase plan and medical, dental, vision and life insurance benefits.

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

Grants of Plan-Based Awards

The table below provides information concerning grants of plan-based awards to each of our named executive officers during the year ended December 29, 2013. Non-equity incentive plan-based awards were granted to our named executive officers under our corporate performance incentive plan, and in the case of Mr. Epinette, our French incentive compensation scheme. Stock awards and option awards were granted under our stock incentive plan. The material terms of these awards and the material plan provisions relevant to these awards are described in the notes to the table below or in the narrative following the table below. We did not grant any “equity incentive plan” awards within the meaning of the SEC rules during the year ended December 29, 2013.

GRANTS OF PLAN-BASED AWARDS – 2013

		Board	Estimated future payouts under non-equity incentive plan awards(2)			All other stock awards: number of shares of	All other option awards: number of securities	Exercise or base price of option	Grant date fair value stock and
Name	Grant date	approval date(1)	Threshold(3) ($)	Target ($)	Maximum(4) ($)	stock or units(5) (#)	underlying options(6) (#)	awards ($/Sh)	Option awards(7) ($)
David H. Mowry
Cash incentive award	N/A	02/12/13	35,547	355,467	497,654
Stock option	02/26/13	02/12/13					17,466	17.28	138,284
Stock grant	02/26/13	02/12/13				7,982			137,929
Stock option	08/09/13	08/01/13					61,057	19.45	551,638
Stock grant	08/09/13	08/01/13				28,269			549,829

Shawn T McCormick
Cash incentive award	N/A	02/12/13	17,721	177,206	248,088
Stock option	08/09/13	08/01/13					26,745	19.45	241,636
Stock grant	08/09/13	08/01/13				12,383			240,848

Gordon W. Van Ummersen
Cash incentive award	N/A	06/10/13	9,816	98,157	137,420
Stock option	08/09/13	08/01/13					52,765	19.45	476,721
Stock grant	08/09/13	08/01/13				24,430			475,161

Stéphan Epinette
Cash incentive award	N/A	02/12/13	12,903	129,027	180,637
French incentive comp. scheme award	N/A	06/29/13	806	24,584	24,584
Stock option	08/09/13	08/01/13					23,192	19.45	209,535
Stock grant	08/09/13	08/01/13				10,738			208,853

Terry M. Rich
Cash incentive award	N/A	02/12/13	26,912	269,117	376,764
Stock option	08/09/13	08/01/13					27,108	19.45	244,915
Stock grant	08/09/13	08/01/13				12,551			244,116

(1)	With respect to stock awards and option awards, the grant date was not necessarily the board approval date since the grant date was the third full trading day after the public release of our then most recent financial results. With respect to newly hired officers, the grant date may be the first day of their employment.
(2)	Represents amounts payable under our corporate performance incentive plan for 2013, which was approved by our board of directors on February 12, 2013. The threshold, target and maximum estimated future payouts for Mr. Van Ummersen have been prorated to reflect his June 10, 2013 start date. In addition, for Mr. Epinette, also represents amounts payable under our French operating subsidiary’s incentive compensation scheme governed by an agreement entered into by our French operating subsidiary on June 29, 2013. The foreign currency exchange rate of 1.3277 U.S. dollars for 1 Euro, which reflects an average conversion rate for 2013, was used to calculate Mr. Epinette’s threshold, target and maximum awards. The actual amounts paid under the corporate performance incentive plan and French incentive compensation scheme are reflected in the “Non-equity incentive compensation” column of the Summary Compensation Table.
(3)	The threshold amount for awards payable under our corporate performance incentive plan and our French operating subsidiary’s incentive compensation scheme assumes the satisfaction of the threshold level of the lowest weighted financial performance goal.
(4)	Maximum amounts reflect payout of the portion of our annual cash incentive bonus tied to corporate financial performance goals at a maximum rate of 150% of target and the portion of our annual cash incentive bonus tied to individual performance goals at a rate of 100% of target under our corporate performance incentive plan. Target and maximum payout amounts are the same for purposes of our French incentive compensation scheme.

(5)	Represents stock grants in the form of restricted stock units granted under our stock incentive plan. The restricted stock units vest and become issuable over time, with the last tranche becoming issuable on June 1, 2017, in each case, so long as the individual remains an employee or consultant of our company.
(6)	Represents options granted under our stock incentive plan. All options have a ten-year term and vest over a four-year period, with 25% of the underlying shares vesting on the one-year anniversary of the grant date and the remaining 75% of the underlying shares vesting over a three-year period thereafter in 12 as nearly equal as possible quarterly installments.
(7)	We refer you to notes (3) and (4) to the Summary Compensation Table for a discussion of the assumptions made in calculating the grant date fair value of stock awards and option awards.

Tornier N.V. Corporate Performance Incentive Plan. Under the terms of the Tornier N.V. Corporate Performance Incentive Plan, our named executive officers, as well as other employees of our company, earn annual cash incentive bonuses based on our financial performance and individual objectives. The material terms of the plan are described in detail under the heading “Compensation Discussion and Analysis—Short-Term Cash Incentive Compensation.”

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

Our shareholders approved an amendment to the stock incentive plan on June 27, 2012 to increase the number of ordinary shares available for issuance under the plan. The stock incentive plan, as amended, reserves for issuance a number of ordinary shares equal to the sum of (i) the number of ordinary shares available for grant under our prior stock option plan as of February 2, 2011 (not including issued or outstanding shares granted pursuant to options under our prior stock option plan as of such date); (ii) the number of ordinary shares forfeited upon the expiration, cancellation, forfeiture, cash settlement or other termination following February 2, 2011 of an option outstanding as of February 2, 2011 under our prior stock option plan; and (iii) 2.7 million. As of December 29, 2013, 2.1 million ordinary shares remained available for grant under the stock incentive plan, and there were 3.2 million ordinary shares covering outstanding awards under such plan as of such date. For purposes of determining the remaining ordinary shares available for grant under the stock incentive plan, to the extent that an award expires or is cancelled, forfeited, settled in cash, or otherwise terminated without a delivery to the participant of the full number of ordinary shares to which the award related, the undelivered ordinary shares will again be available for grant. Similarly, ordinary shares withheld or surrendered in payment of an exercise price or taxes relating to an award under the stock incentive plan will be deemed to constitute shares not delivered to the participant and will be deemed to again be available for awards under the stock incentive plan. The total number of ordinary shares available for issuance under the stock incentive plan and the number of ordinary shares subject to outstanding awards are subject to adjustment in the event of any reorganization, merger, consolidation, recapitalization, liquidation, reclassification, stock dividend, stock split, combination of shares, rights offering, divestiture or extraordinary dividend (including a spin off) or any other similar change in our corporate structure or ordinary shares.

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

Stock grants under the plan are made in the form of restricted stock units and assuming the recipient continuously provides services to our company (whether as an employee or as a consultant) typically vest and the ordinary shares underlying such grants are issued over time. The specific terms of vesting of a stock grant depends upon whether the award is a performance recognition grant, talent acquisition grant, special recognition grant or discretionary grant. Performance recognition grants are typically made in mid-year and vest, or become issuable, in four as nearly equal as possible annual installments on June 1st of each year. Promotional performance recognition grants and talent acquisition grants granted to promoted employees and new employees and special recognition grants vest in a similar manner, except that the first installment is pro-rated, depending upon the grant date. Grants also may vest upon the achievement of certain financial performance goals, such as those based on revenue, expenses, profitability, productivity, cash flows, asset utilization, shareholder return, share price and other similar financial performance measures, or individual performance goals.

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

Outstanding Equity Awards at Fiscal Year-End

The table below provides information regarding unexercised stock options and stock awards that have not vested for each of our named executive officers that remained outstanding at our fiscal year-end, December 29, 2013. We did not have any “equity incentive plan” awards within the meaning of the SEC rules outstanding at December 29, 2013.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END – 2013

	Option awards				Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable(1)	Option exercise price ($)	Option expiration date(2)	Number of shares or units of stock that have not vested(3) (#)	Market value of shares or units that have not vested(4) ($)
David H. Mowry	27,275 7,301	21,215 16,064	23.61 18.04	08/12/2021 08/10/2022
	—	17,466	17.28	02/26/2023
	—	61,057	19.45	08/09/2023
					54,014	987,916

Shawn T McCormick	13,326	29,319	18.15	09/04/2022
	—	26,745	19.45	08/09/2023
					28,252	516,729

Gordon W. Van Ummersen	—	52,765	19.45	08/09/2023
					24,430	446,825

Stéphan Epinette	66,666	—	16.98	05/01/2019
	31,246	2,087	22.50	02/01/2020
	11,191	6,719	27.31	12/01/2020
	5,469	12,032	18.22	02/28/2022
	—	23,192	19.45	08/09/2023
					22,146	405,050

Terry M. Rich	24,364	31,326	23.36	03/12/2022
	4,513	9,930	18.04	08/10/2022
	—	27,108	19.45	08/09/2023
					30,765	562,692

(1)	All stock options vest over a four-year period, with 25% of the underlying shares vesting on the one-year anniversary of the grant date and the remaining 75% of the underlying shares vesting over a three-year period thereafter in 12 as nearly equal as possible quarterly installments, in each case so long as the individual remains an employee or consultant of our company. If a change in control our company occurs, all outstanding options become immediately exercisable in full and remain exercisable for the remainder of their terms. For more information, we refer you to the discussion under the heading “—Potential Payments Upon Termination or Change in Control.”
(2)	All option awards have a 10-year term, but may terminate earlier if the recipient’s employment or service relationship with our company terminates.
(3)	The release dates and release amounts for the unvested stock awards are as follows:

Name	June 1, 2014	August 28, 2014	June 1, 2015	June 1, 2016	June 1, 2017
Mr. Mowry	17,273	—	17,275	12,398	7,068
Mr. McCormick	8,384	—	8,385	8,387	3,096
Mr. Van Ummersen	5,089	—	6,447	6,447	6,447
Mr. Epinette	4,389	3,999	6,389	4,684	2,685
Mr. Rich	11,418	—	11,420	4,789	3,138

If a change in control of our company occurs, all issuance conditions on all outstanding stock grants will be deemed satisfied; provided, however, that if any such issuance condition relates to satisfying any performance goal and there is a target for the goal, the issuance or condition will be deemed satisfied generally only to the extent of the stated target.

(4)	The market value of stock grants that had not vested as of December 29, 2013 is based on the per share closing sale price of our ordinary shares, as reported by the NASDAQ Global Select Market, on the last trading day of our fiscal year end, December 27, 2013 ($18.29).

Options Exercised and Stock Vested During Fiscal Year

The table below provides information regarding stock options that were exercised by our named executive officers and stock awards that vested for each of our named executive officers during the fiscal year ended December 29, 2013.

	Option awards(1)		Stock awards(2)
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting (#)	Value realized on vesting ($)
David H. Mowry
Stock options	—	—
Restricted stock units			7,546	119,151

Shawn T McCormick
Stock options	—	—
Restricted stock units			3,662	57,823

Gordon W. Van Ummersen
Stock options	—	—
Restricted stock units			—	—

Stéphan Epinette
Stock options	—	—
Restricted stock units			3,410	53,844

Terry M. Rich
Stock options	—	—
Restricted stock units			8,281	130,757

(1)	The number of shares acquired upon exercise reflects the gross number of shares acquired absent netting for shares surrendered to pay the option exercise price and/or satisfy tax withholding requirements. The value realized on exercise represents the gross number of shares acquired on exercise multiplied by the market price of our ordinary shares on the exercise date, as reported by The NASDAQ Global Select Market, less the per share exercise price.
(2)	The number of shares acquired upon vesting reflects the gross number of shares acquired absent netting of shares surrendered or sold to satisfy tax withholding requirements. The value realized on vesting of the restricted stock unit awards held by each of the named executive represents the gross number of ordinary shares acquired, multiplied by $15.79 per share, the closing sale price of our ordinary shares, as reported by The NASDAQ Global Select Market, on May 31, 2013, the last trading day prior to the vesting date.

Potential Payments Upon a Termination or Change in Control

Severance Arrangements – Generally. Tornier Inc., our primary U.S. operating subsidiary, is a party to employment agreements with each of our named executive officers, except Mr. Epinette, which agreements provide for certain severance protections. Under such agreements, if the executive’s employment is terminated by Tornier, Inc. without “cause” (as such term is defined in the employment agreements), in addition to any accrued but unpaid salary and benefits through the date of termination, the executive will be entitled to base salary and health and welfare benefit continuation for 12 months following termination, and, in the event the executive’s employment is terminated without cause due to non-renewal of the employment agreements by Tornier, Inc., the executive also will be entitled to a payment equal to his or her pro rata annual bonus for the year of termination.

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

Change in Control Arrangements – Generally. Under the terms of the employment agreements Tornier Inc. has entered into with Mr. Mowry, Mr. McCormick, Mr. Van Ummersen and Mr. Rich, in the event the executive’s employment is terminated without cause or by the executive for “good reason” (as such term is defined in the employment agreements) within 12 months following a change in control, the executive will be entitled to receive accrued but unpaid salary and benefits through the date of termination, a lump sum payment equal to his base salary plus target bonus for the year of termination, health and welfare benefit continuation for 12 months following termination and accelerated vesting of all unvested options and stock grants.

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

Potential Payments to Named Executive Officers. The table below reflects the amount of compensation and benefits payable to each named executive officer in the event of (i) any termination (including for cause) or resignation, or a voluntary/for cause termination; (ii) an involuntary termination without cause; (iii) an involuntary termination without cause or a resignation for good reason within 12 months following a change in control, or a qualifying change in control termination; (iv) termination by reason of an executive’s death and (v) termination by reason of an executive’s disability. The amounts shown assume that the applicable triggering event occurred on December 29, 2013, and, therefore, are estimates of the amounts that would be paid to the named executive officers upon the occurrence of such triggering event.

		Triggering Events
Name	Type of payment	Voluntary/ for cause termination ($)	Involuntary termination without cause ($)	Qualifying change in control termination ($)	Death ($)	Disability ($)
David H. Mowry	Cash severance(1)	—	450,000	450,000	—	—
	Benefit continuation(2)	—	13,827	13,827	—	—
	Target bonus(3)	—	—	355,467	—	—
	Option award acceleration(4)	—	—	4,016	—	—
	Stock award acceleration(5)	—	—	987,916	—	—

	Total	—	463,827	1,811,226	—	—

Shawn T McCormick	Cash severance(1)	—	354,812	354,812	—	—
	Benefit continuation(2)	—	13,827	13,827	—	—
	Target bonus(3)	—	—	177,206	—	—
	Option award acceleration(4)	—	—	4,105	—	—
	Stock award acceleration(5)	—	—	516,729	—	—

	Total	—	368,639	1,066,679	—	—

Gordon W. Van Ummersen	Cash severance(1)	—	350,000	350,000	—	—
	Benefit continuation(2)	—	13,827	13,827	—	—
	Target bonus(3)	—	—	175,000	—	—
	Option award acceleration(4)	—	—	—	—	—
	Stock award acceleration(5)	—	—	446,825	—	—

	Total	—	363,827	985,652	—	—

Stéphan Epinette(6)	Cash severance	375,307	342,598	750,614	—	375,307
	Benefit continuation	—	13,827	13,827	—	—
	Target bonus(7)	22,708	22,708	153,610	22,708	22,708
	Option award acceleration(4)	—	—	842	—	—
	Stock award acceleration(5)	—	—	405,050	—	—

	Total	398,015	379,133	1,323,943	22,708	398,015

Terry M. Rich	Cash severance(1)	—	359,624	359,624	—	—
	Benefit continuation(2)	—	13,827	13,827	—	—
	Target bonus(3)	—	—	269,117	—	—
	Option award acceleration(4)	—	—	2,483	—	—
	Stock award acceleration(5)	—	—	562,692	—	—

	Total	—	373,451	1,207,743	—	—

(1)	Represents the value of salary continuation for 12 months or payment of a lump sum equal to 12-months’ base salary following the executive’s termination, as applicable.
(2)	Includes the value of medical, dental and vision benefit continuation for each executive and their family for 12 months following the executive’s termination. With respect to a qualifying change in control termination, we will bear the entire cost of coverage.
(3)	Includes value of full target bonus for the year of the change in control. In the case of all of the named executive officers, other than Mr. Epinette, if the termination is an involuntary termination without cause and the date of termination is such that the termination is structured as a non-renewal of the executive’s employment agreement, then under such circumstances a pro rata portion of the executive’s annual bonus would be required to be paid under the terms of the executive’s employment agreement.
(4)	The value of the automatic acceleration of the vesting of unvested stock options held by a named executive officer is based on the difference between: (i) the per share market price of our ordinary shares underlying the unvested stock options held by such executive as of December 27, 2013, the last trading day of 2013, based upon the per share closing sale price of our ordinary shares, as reported by the NASDAQ Global Select Market, on December 27, 2013 ($18.29), and (ii) the per share exercise price of the options held by such executive. The range of per share exercise prices of unvested stock options held by our named executive officers included in the table as of December 29, 2013 was $16.98 to $27.31.
(5)	The value of the automatic acceleration of the vesting of stock awards held by a named executive officer is based on: (i) the number of unvested stock awards held by such officer as of December 29, 2013, multiplied by (ii) the per share market price of our ordinary shares as of last trading day of 2013, December 27, 2013 based upon the per share closing sale price of our ordinary shares, as reported by the NASDAQ Global Select Market, on December 27, 2013 ($18.29).
(6)	The foreign currency exchange rate of 1.3277 U.S. dollars for 1 Euro, which reflects an average conversion rate for 2013, was used to calculate Mr. Epinette’s payments and benefits upon termination of employment.

(7)	Includes amounts payable pursuant to the French incentive compensation scheme maintained by Tornier SAS assuming 100% achievement of applicable performance metrics. Pursuant to French law, participants receive their annual incentive payment for the year of their termination of employment for any reason. Upon a qualifying termination following a change in control, Mr. Epinette also will receive his full target annual bonus for the year of the change in control under our corporate performance incentive plan.
(8)	Reflects an amount equal to 12 months’ gross monthly salary, which is payable as consideration for the restrictive covenants contained in Mr. Epinette’s employment agreement (the “restrictive covenant consideration”). Pursuant to French law, gross monthly salary represents the average salary Mr. Epinette received during the 12-month period preceding his termination and includes the amount of annual incentive bonus payable to Mr. Epinette in 2012 in respect of 2011 performance pursuant to our annual bonus program.
(9)	Reflects, in addition to the restrictive covenant consideration described in note (8), an amount equal to one-fifth of Mr. Epinette’s gross monthly salary, multiplied by his number of years of service with Tornier SAS, which is intended to reflect an amount payable pursuant to French law in the event of Mr. Epinette’s involuntary termination of employment. Mr. Epinette will receive these benefits following any involuntary termination of employment, except for a termination involving serious or gross misconduct.
(10)	Reflects, in addition to the restrictive covenant consideration described in note (8), an amount equal to 12 months’ gross monthly salary, which is intended to reflect an amount payable pursuant to Mr. Epinette’s employment agreement in the event of an involuntary termination of employment within 12 months following a change in control.

Risk Assessment of Compensation Policies, Practices and Programs

As a result of our annual assessment on risk in our compensation programs, we concluded that our compensation policies, practices and programs and related compensation governance structure work together in a manner so as to encourage our employees, including our named executive officers, to pursue growth strategies that emphasize shareholder value creation, but not to take unnecessary or excessive risks that could threaten the value of our company. As part of our assessment, we noted in particular the following:

•	annual base salaries for employees are not subject to performance risk and, for most non-executive employees, constitute the largest part of their total compensation;

•	while performance-based, or at risk, compensation constitutes a significant percentage of the overall total compensation of many of our employees, including in particular our named executive officers, and thereby we believe motivates our employees to help fulfill our corporate mission, vision and values, including specific and focused company performance goals, the non-performance based compensation for most employees for most years is also a sufficiently high percentage of their overall total compensation that we do not believe that unnecessary or excessive risk taking is encouraged by the performance-based compensation;

•	for most employees, our performance-based compensation has appropriate maximums;

•	a significant portion of performance-based compensation of our employees is in the form of long-term equity incentives which do not encourage unnecessary or excessive risk because they generally vest over a four-year period of time thereby focusing our employees on our company’s long-term interests; and

•	performance-based or variable compensation awarded to our employees, which for our higher-level employees, including our named executive officers, constitutes the largest part of their total compensation, is appropriately balanced between annual and long-term performance and cash and equity compensation, and utilizes several different performance measures and goals that are drivers of long-term success for our company and our shareholders.

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

Under the terms of the non-executive director compensation policy, compensation for our non-executive directors is comprised of both cash compensation and equity-based compensation. Our cash compensation is in the form of annual or other retainers for our non-executive directors, chairman of the board, committee chairs and committee members. Our equity-based compensation is in the form of initial and annual stock option and stock grants (in the form of restricted stock units). Each of these components is described in more detail below. We do not generally provide perquisites and other personal benefits to our non-executive directors.

During 2013, our compensation committee engaged Mercer to review our non-executive director compensation program. In so doing, Mercer analyzed the outside director compensation levels and practices of our peer companies. Mercer used the same peer group of 16 peer companies as was approved by our compensation committee in February 2013 and used to gather compensation information for our executive officers. For more information regarding the peer companies, we refer you to the information under the heading “Compensation Discussion and Analysis—Determination of Executive Compensation—Use of Peer Group and Other Market Data” of this report. Based on Mercer’s recommendations, our compensation committee recommended and our board of directors approved certain changes to our non-executive director compensation policy during 2013. In April 2013, our board of directors approved the following changes to our non-executive director compensation policy effective as of July 1, 2013: (1) an increase in the cash premium paid to the chair of our audit committee from $10,000 to $15,000 per year; (2) an increase in the cash premium paid to the chair of our compensation committee from $5,000 to $10,000 per year; (3) a reduction in the vesting of initial and annual stock option and stock grants from three years to two years; and (4) a cash travel stipend of $2,000 for each board meeting attended in person that takes place in the Netherlands or other location outside the United States. In addition, in October 2013, our board of directors approved certain compensation to be paid to the chair and members of our then newly formed strategic transactions committee effective as of November 1, 2013. Our non-executive director compensation policy, including as revised, is consistent with our shareholder-approved board of directors compensation policy.

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

	Annual cash retainer ($)
Description	Prior to July 1, 2013	Effective July 1, 2013
Non-executive director	40,000	40,000
Chairman of the board premium	50,000	50,000
Audit committee chair premium	10,000	15,000
Compensation committee chair premium	5,000	10,000
Nominating, corporate governance and compliance committee chair premium(1)	5,000	5,000
Strategic transactions committee chair premium	—	10,000
Audit committee member (including chair)	10,000	10,000
Compensation committee member (including chair)	5,000	5,000
Nominating, corporate governance and compliance committee member (including chair)	5,000	5,000
Strategic transactions committee member (including chair)(1)	—	5,000

(1)	The annual cash retainers for the strategic transactions committee members commenced on November 1, 2013.

The annual cash retainers are paid on a quarterly basis in arrears within 30 days of the end of each calendar quarter. For example, the retainers for the first calendar quarter covering the period from January 1 through March 31 are paid within 30 days of March 31.

Our former interim vice chairman, Kevin C. O’Boyle, received a cash retainer of $100,000 in consideration for his services as former interim vice chairman.

Equity-Based Compensation

The equity-based compensation component of our non-executive director compensation consists of initial stock option and stock grants (in the form of restricted stock units) to new non-executive directors upon their first appointment or election to our board of directors and annual stock option and stock grants (in the form of restricted stock units) to all non-executive directors on the same date that annual performance recognition grants of equity awards are made to our employees (or such other date if otherwise in accordance with all applicable, laws, rules and regulations).

Non-executive directors, upon their initial election to our board of directors and on an annual basis thereafter effective as of the same date that annual performance recognition grants of equity awards are made to our employees (or such other date if otherwise in accordance with all applicable, laws, rules and regulations), receive $125,000, one-half of which is paid in stock options and the remaining one-half of which is paid in stock grants (in the form of restricted stock units). The number of ordinary shares underlying the stock options and stock grants is determined based on the 10-trading day average closing sale price of an ordinary share, as reported by the NASDAQ Global Select Market, and as determined one week prior to the date of anticipated corporate approval of the award. The stock options have a term of 10 years and a per share exercise price equal to 100% of the fair market value of an ordinary share on the grant date. The stock options and stock grants (in the form of restricted stock units) vest over a two-year period, with one-half of the underlying shares vesting on each of the one-year and two-year anniversaries of the grant date, in each case so long as the director is still a director as of such date.

Accordingly, on August 9, 2013, each of our non-executive directors received a stock option to purchase 7,538 ordinary shares at an exercise price of $19.45 per share and a stock grant in the form of a restricted stock unit representing 3,490 shares.

Election to Receive Equity-Based Compensation in Lieu of Cash Compensation

Our non-executive director compensation policy allows our non-executive directors to elect to receive a stock grant in lieu of 100% of their annual cash retainers payable for services to be rendered as a non-executive director, chairman and chair or member of any board committee. Each non-executive director who elects to receive a stock grant in lieu of such director’s annual cash retainers is granted a stock grant (in the form of a restricted stock unit) under our stock incentive plan for that number of ordinary shares as determined by dividing the aggregate dollar amount of all annual cash retainers anticipated to payable to such director for the period commencing on July 1 of each year to June 30 of the following year by the 10-trading day average closing sale price of our ordinary shares as reported by the NASDAQ Global Select Market and as determined one week prior to the date of anticipated corporate approval of the award. Four of our non-executive directors elected to receive such a stock grant in lieu of their cash retainers for the period covering July 1, 2012 through June 30, 2013, and the same four non-executive directors elected to receive such a stock grant in lieu of their cash retainers for the period covering July 1, 2013 through June 30, 2014. Accordingly, effective as of August 10, 2012 and August 9, 2013, these four non-executive directors received stock grants. These stock grants are described in more detail in note (1) to the Director Compensation Table below.

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

Summary of Cash and Other Compensation

The table below summarizes the compensation received by our non-executive directors for the year ended December 29, 2013. While Mr. Mowry did not receive additional compensation for his service as a director, a portion of his compensation was allocated to his service as a member of our board of directors. For more information regarding the allocation of Mr. Mowry’s compensation, please refer to note (1) to the Summary Compensation Table.

DIRECTOR COMPENSATION– 2013

Name	Fees earned or paid in cash(1) ($)	Stock awards(2)(3) ($)	Option awards(4)(5) ($)	All other compensation(6) ($)	Total ($)
Sean D. Carney	113,333	192,787	65,594	4,000	375,714
Richard B. Emmitt	50,833	122,184	65,594	4,000	242,611
Kevin C. O’Boyle	157,499	67,880	65,594	4,000	294,973
Alain Tornier	40,000	111,331	65,594	0	216,925
Richard F. Wallman	67,500	67,880	65,594	4,000	204,974
Elizabeth H. Weatherman	45,000	116,758	65,594	4,000	231,352

(1)	Unless a director otherwise elects to convert all of his or her annual retainers into stock awards (in the form of restricted stock units), annual retainers are paid in cash on a quarterly basis in arrears within 30 days of the end of each calendar quarter. Four of our non-executive directors elected to convert all of their annual retainers covering the period of service from July 1, 2012 to June 30, 2013 and the same four non-executive directors elected to convert their annual retainers covering the period of service from July 1, 2013 to June 30, 2014 into stock awards under our stock incentive plan. Accordingly, these four non-executive directors were granted stock awards on August 10, 2012 and August 9, 2013 for that number of ordinary shares as determined based on the following formula: (a) the aggregate dollar amount of all annual cash retainers that otherwise would have been payable to the non-executive director for services to be rendered as a non-executive director, chairman and chair or member of any board committee (based on such director’s board committee memberships and chair positions as of the grant date), divided by (b) the 10-trading day average closing sale price of an ordinary share, as reported by the NASDAQ Global Select Market, and as determined one week prior to the date of anticipated corporate approval of the award. Such stock awards vest and the underlying shares become issuable in four as nearly equal as possible quarterly installments, on September 30, December 31, March 31 and June 30, in each case so long as the non-executive director is a director of our company as of such date.

The table below sets forth: (a) the number of stock awards granted to each non-executive director on August 9, 2013; (b) the total amount of annual retainers converted by such director into stock awards; (c) of such total amount of annual retainers converted into stock awards, the amount attributed to the director’s service during 2013, which amount is included in the “Fees earned or paid in cash” column for each director; (d) the grant date fair value of the stock awards computed in accordance with FASB ASC Topic 718; and (e) the incremental grant date fair value for the stock awards above and beyond the amount of annual retainers for 2013 service converted into stock awards computed in accordance with FASB ASC Topic 718 .

Name	Total amount of retainers converted into stock awards ($)	Number of stock awards (#)	Amount of retainer converted into stock awards attributable to 2013 service ($)	Grant date fair value of stock awards ($)	Incremental grant date fair value of stock awards received during 2013 ($)
Mr. Carney	115,000	6,422	57,500	124,908	67,408
Mr. Emmitt	50,000	2,792	25,000	54,304	29,304
Mr. Tornier	40,000	2,234	20,000	43,451	23,451
Ms. Weatherman	45,000	2,513	22,500	48,878	26,378

The table below sets forth: (a) the number of stock awards granted to each non-executive director on August 10, 2012; (b) the total amount of annual retainers converted by such director into stock awards; (c) of such total amount of annual retainers converted into stock awards, the amount attributed to the director’s service during 2012, which amount is included in the “Fees earned or paid in cash” column for each director; (d) the grant date fair value of the stock awards computed in accordance with FASB ASC Topic 718; and (e) the incremental grant date fair value for the stock awards above and beyond the amount of annual retainers for 2012 service converted into stock awards computed in accordance with FASB ASC Topic 718.

Name	Total amount of retainers converted into stock awards ($)	Number of stock awards (#)	Amount of retainer converted into stock awards attributable to 2012 service ($)	Grant date fair value of stock awards ($)	Incremental grant date fair value of stock awards received during 2012 ($)
Mr. Carney	110,000	5,186	55,000	93,555	38,555
Mr. Emmitt	50,000	2,357	25,000	42,520	17,520
Mr. Tornier	40,000	1,886	20,000	34,023	14,023
Ms. Weatherman	45,000	2,122	22,500	38,281	15,781

(2)	On August 9, 2013, each non-executive director received a stock award (in the form of a restricted stock unit) for 3,490 ordinary shares granted under our stock incentive plan. The stock award vests and the underlying shares become issuable in two as nearly equal as possible annual installments, on the one-year and two-year anniversaries of the grant date, and in each case so long as the non-executive director is a director of our company as of such date. In addition, as described above in note (1), certain non-executive directors elected to convert their annual retainers covering the period of service from July 1, 2013 to June 30, 2014 into stock awards under our stock incentive plan. The amount reported in the “Stock awards” column represents the aggregate grant date fair value for the August 9, 2013 stock awards granted to each director in 2013 and for those directors who elected to convert their annual retainers covering the period of service from July 1, 2013 to June 30, 2014, the incremental grant date fair value for the August 9, 2013 stock awards granted to each director in 2013 above and beyond the amount of annual retainers for 2013 service converted into stock awards, in each case as computed in accordance with FASB ASC Topic 718. The grant date fair value for stock awards is determined based on the closing sale price of our ordinary shares on the grant date.
(3)	The table below provides information regarding the number of unvested stock awards (all of which are in the form of restricted stock units) held by each of the non-executive directors at December 29, 2013 on a per grant basis and on an aggregate basis.

Name	05/12/11 grant date	08/10/12 grant date	08/09/13 grant date	Total number of underlying unvested shares
Mr. Carney	990	1,965	8,306	11,261
Mr. Emmitt	990	1,965	5,584	8,539
Mr. O’Boyle	990	1,965	3,490	6,445
Mr. Tornier	990	1,965	5,165	8,120
Mr. Wallman	990	1,965	3,490	6,445
Ms. Weatherman	990	1,965	5,374	8,329

(4)	On August 9, 2013, each non-executive director received a stock option to purchase 7,538 ordinary shares at an exercise price of $19.45 per share granted under our stock incentive plan. Such option expires on August 9, 2023 and vests with respect to one-half of the underlying ordinary shares on each of the following dates, so long as the individual remains a director of our company as of such date: August 9, 2014 and August 9, 2015. Amount reported in the “Option awards” column represents the aggregate grant date fair value for option awards granted to each non-executive director in 2013 computed in accordance with FASB ASC Topic 718. The grant date fair value is determined based on our Black-Scholes option pricing model. The grant date value per share for the option granted on August 9, 2013 was $9.03 and was determined using the following specific assumptions: risk free interest rate: 1.70%; expected life: 6.11 years; expected volatility: 46.58%; and expected dividend yield: 0.
(5)	The table below provides information regarding the aggregate number of options to purchase our ordinary shares outstanding at December 29, 2013 and held by each of our non-executive directors:

Name	Aggregate number of shares underlying options	Exercisable/ unexercisable	Range of exercise price(s) ($)	Range of expiration date(s)
Mr. Carney	21,786	7,349/14,437	18.04-25.20	05/12/2021-08/09/2023
Mr. Emmitt	21,786	7,349/14,437	18.04-25.20	05/12/2021-08/09/2023
Mr. O’Boyle	71,786	51,099/20,687	18.04-25.20	06/03/2020-08/09/2023
Mr. Tornier	21,786	7,349/14,437	18.04-25.20	05/12/2021-08/09/2023
Mr. Wallman	56,161	41,724/14,437	16.98-25.20	12/08/2018-08/09/2023
Ms. Weatherman	21,786	7,349/14,437	18.04-25.20	05/12/2021-08/09/2023

(6)	We do not generally provide perquisites and other personal benefits to our non-executive directors. Any perquisites or personal benefits actually provided to any non-executive director were less than $10,000 in the aggregate.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The table below sets forth certain information concerning the beneficial ownership of our ordinary shares as of February 10, 2014, by:

•	each of our directors and named executive officers;

•	all of our current directors and executive officers as a group; and

•	each person known by us to beneficially own more than 5% of our ordinary shares.

The calculations in the table below assume that there are [48,508,612] ordinary shares outstanding. Beneficial ownership is determined in accordance with the rules and regulations of the SEC. In computing the number of ordinary shares beneficially owned by a person and the percentage ownership of that person, we have included ordinary shares that the person has the right to acquire within 60 days, including through the exercise of any option, warrant or other right, the conversion of any other security and the issuance of ordinary shares upon the vesting of stock awards granted in the form of restricted stock units. The ordinary shares that a shareholder has the right to acquire within 60 days, however, are not included in the computation of the percentage ownership of any other person.

	Ordinary shares beneficially owned (1)
	Number	Percent
Directors and named executive officers:
David H. Mowry	50,958	*
Shawn T McCormick	18,438	*
Gordon W. Van Ummersen	—	—
Terry M. Rich	39,158	*
Stéphan Epinette	123,809	*
Sean D. Carney(2)	15,868,354	32.7%
Richard B. Emmitt(3)	433,972	1.0%
Kevin C. O’Boyle	58,301	*
Alain Tornier(4)	2,063,698	4.3%
Richard F. Wallman	93,374	*
Elizabeth H. Weatherman(5)	15,861,776	32.7%
All directors and executive officers as a group (13 persons)	18,946,463	38.6%
Principal shareholders:
Warburg Pincus Entities (TMG Holdings Coöperatief U.A.)(6)	15,846,809	32.7%
T. Rowe Price Associates, Inc.(7)	4,555,390	9.3%

*	Represents beneficial ownership of less than 1% of our outstanding ordinary shares.

(1)	Includes for the persons listed below the following ordinary shares subject to options held by that person that are currently exercisable or become exercisable within 60 days of February 10, 2014 and ordinary shares issuable upon the vesting of stock awards granted in the form of restricted stock units within 60 days of February 10, 2014:

Name	Options	Stock awards in the form of restricted stock units
David H. Mowry	43,433	—
Shawn T McCormick	15,991	—
Gordon W. Ummersen	—	—
Terry M. Rich	33,261	—
Stéphan Epinette	118,871	—
Sean D. Carney	7,349	1,605
Richard B. Emmitt	7,349	698
Kevin C. O’Boyle	54,224	—
Alain Tornier	7,349	558
Richard F. Wallman	41,724	—
Elizabeth H. Weatherman	7,349	628
All directors and executive officers as a group (13 persons)	511,815	3,489

(2)	Includes 15,846,809 ordinary shares held by affiliates of Warburg Pincus & Co. Mr. Carney is a Partner of Warburg Pincus & Co. and a Member and a Managing Director of Warburg Pincus LLC. All ordinary shares indicated as owned by Mr. Carney are included because of his affiliation with the Warburg Pincus Entities (as defined below). See note (6) below. Mr. Carney disclaims beneficial ownership of all securities that may be deemed to be beneficially owned by the Warburg Pincus Entities, except to the extent of any pecuniary interest therein. Mr. Carney’s address is c/o Warburg Pincus LLC, 450 Lexington Avenue, New York, New York 10017.
(3)	Includes: (i) 31,003 shares held in Mr. Emmitt’s IRA account, (ii) 402 shares held by Mr. Emmitt’s spouse, (iii) 316 shares held by an IRA account of Mr. Emmitt’s spouse, and (iv) 300,500 shares held by Vertical Fund I, L.P., a Delaware limited partnership (VFI), and 39,858 shares held by Vertical Fund II, L.P., a Delaware limited partnership (VFII). The Vertical Group, L.P., a Delaware limited partnership, is the sole general partner of each of VFI and VFII, and The Vertical Group GP, LLC controls The Vertical Group, L.P. Mr. Emmitt is a Member and Manager of The Vertical Group GP, LLC, which controls The Vertical Group, L.P. All ordinary shares indicated as owned by Mr. Emmitt are included because of his affiliation with The Vertical Group, L.P. Mr. Emmitt disclaims beneficial ownership of all securities that may be deemed to be beneficially owned by The Vertical Group, L.P., except to the extent of any indirect pecuniary interest therein.
(4)	Includes 2,049,290 ordinary shares held by KCH Oslo AS (KCH Oslo). KCH Stockholm AB wholly owns KCH Oslo, and Mr. Tornier wholly owns KCH Stockholm AB. All ordinary shares indicated as owned by Mr. Tornier are included because of his affiliation with these entities.
(5)	Includes 15,846,809 ordinary shares held by affiliates of Warburg Pincus & Co. Ms. Weatherman is a Partner of Warburg Pincus & Co. and a Member and a Managing Director of Warburg Pincus LLC. All ordinary shares indicated as owned by Ms. Weatherman are included because of her affiliation with the Warburg Pincus Entities. See note (6) below. Ms. Weatherman disclaims beneficial ownership of all securities that may be deemed to be beneficially owned by the Warburg Pincus Entities, except to the extent of any pecuniary interest therein. Ms. Weatherman’s address is c/o Warburg Pincus LLC, 450 Lexington Avenue, New York, New York 10017.
(6)	Reflects ordinary shares held by TMG Holdings Coöperatief U.A., a Dutch coöperatief (TMG). TMG is wholly owned by Warburg Pincus (Bermuda) Private Equity IX, L.P., a Bermuda limited partnership (WP Bermuda IX), and WP (Bermuda) IX PE One Ltd., a Bermuda company (WPIX PE One). The general partner of WP Bermuda IX is Warburg Pincus (Bermuda) Private Equity Ltd., a Bermuda company (WP Bermuda Ltd.). WP Bermuda IX is managed by Warburg Pincus LLC, a New York limited liability company (WP LLC, and together with WP Bermuda IX, WPIX PE One and WP Bermuda Ltd., the Warburg Pincus Entities). Charles R. Kaye and Joseph P. Landy are the Managing General Partners of Warburg Pincus & Co., a New York general partnership (WP), and Managing Members and Co-Chief Executive Officers of WP LLC and may be deemed to control the Warburg Pincus Entities. Each of the Warburg Pincus Entities, Mr. Kaye and Mr. Landy has shared voting and investment control of all of the ordinary shares referenced above. By reason of the provisions of Rule 16a-1 of the Securities Exchange Act of 1934, as amended, Mr. Kaye, Mr. Landy and the Warburg Pincus Entities may be deemed to be the beneficial owners of the ordinary shares held by TMG. Each of Mr. Kaye, Mr. Landy and the Warburg Pincus Entities disclaims beneficial ownership of the ordinary shares referenced above except to the extent of any pecuniary interest therein. The address of the Warburg Pincus entities is 450 Lexington Avenue, New York, New York 10017.
(7)	Based solely on information contained in a Schedule 13D of T. Rowe Price Associates, Inc., an investment advisor, filed with the SEC on February 12, 2014, reflecting beneficial ownership as of December 31, 2013, with sole investment discretion with respect to all such shares, sole voting authority with respect to 529,100 shares and no voting authority with respect to 4,027,290 shares. The address of T. Rowe Price Associates, Inc. is 100 East Pratt Street, Baltimore, Maryland 21202.

Securities Authorized for Issuance Under Equity Compensation Plans

The table below provides information about our ordinary shares that may be issued under our equity compensation plans as of December 29, 2013.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,195,521	$19.67	2,435,228
Equity compensation plans not approved by security holders	—	—	—

Total	3,195,521	$19.67	2,435,228

(1)	Amount includes ordinary shares issuable upon the exercise of stock options granted under the Tornier N.V. Amended and Restated Stock Option Plan and the Tornier N.V. Amended and Restated 2010 Incentive Plan and ordinary shares issuable upon the vesting of stock awards in the form of restricted stock units granted under the Tornier N.V. Amended and Restated 2010 Incentive Plan.

(2)	Excludes employee stock purchase rights under the Tornier N.V. 2010 Employee Stock Purchase Plan, as amended. Under such plan, each eligible employee may purchase ordinary shares at semi-annual intervals on June 30th and December 31st each calendar year at a purchase price per share equal to 85% of the closing sales price per share of our ordinary shares on the last day of the offering period.
(3)	Included in the weighted-average exercise price calculation are 572,303 stock awards granted in the form of restricted stock units with a weighted-average grant price of $19.54. The weighted-average per share exercise price of all outstanding stock options as of December 29, 2013 and reflected in column (a) was $18.69.
(4)	Amount includes 2,132,821 ordinary shares remaining available for future issuance under the Tornier N.V. Amended and Restated 2010 Incentive Plan and 302,407 ordinary shares remaining available for future issuance under the Tornier N.V. 2010 Employee Stock Purchase Plan, as amended. No shares remain available for grant under the Tornier N.V. Amended and Restated Stock Option Plan since such plan was terminated with respect to future grants upon our initial public offering in February 2011.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

We describe below transactions that have occurred since the beginning of our last fiscal year, or any currently proposed transactions, to which we were or are a participant and in which:

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

The following persons and entities that participated in the transactions described in this section were related persons at the time of the transaction:

Alain Tornier and Related Entities. Alain Tornier is a member of our board of directors. Mr. Tornier wholly owns KCH Stockholm AB, which wholly owns KCH Oslo AS, which holds approximately 4.2% of our outstanding ordinary shares as of February 20, 2014.

TMG Holdings Coöperatief U.A., Warburg Pincus (Bermuda) Private Equity IX, L.P., Sean D. Carney and Elizabeth H. Weatherman. TMG Holdings Coöperatief U.A., or TMG, holds approximately 32.7% of our outstanding ordinary shares as of February 20, 2014. Our directors, Sean D. Carney and Elizabeth H. Weatherman, are Managing Directors of Warburg Pincus LLC, which manages TMG as well as its parent entities Warburg Pincus (Bermuda) Private Equity IX, L.P., or WP Bermuda, WP (Bermuda) IX PE One Ltd. and Warburg Pincus (Bermuda) Private Equity Ltd., or WPPE. Furthermore, Mr. Carney and Ms. Weatherman are Partners of Warburg Pincus & Co., the sole member of WPPE.

Vertical Fund I, L.P., Vertical Fund II, L.P. and Richard B. Emmitt. Richard B. Emmitt, a member of our board of directors, is a Member and Manager of The Vertical Group, L.P., which is the sole general partner of each of Vertical Fund I, L.P. and Vertical Fund II, L.P. Mr. Emmitt is also a Member and Manager of The Vertical Group GP, LLC, which controls The Vertical Group, L.P.

We are party to a securityholders’ agreement with certain of our shareholders, including TMG, WP Bermuda, Vertical Fund I, L.P., Vertical Fund II, L.P., KCH Stockholm AB and Mr. Tornier. Under director nomination provisions of this agreement, TMG has the right to designate three directors to be nominated to our board of directors for so long as TMG beneficially owns at least 25% of our outstanding ordinary shares, two directors for so long as TMG beneficially owns at least 10% but less than 25% of our outstanding ordinary shares and one director for so long as TMG beneficially owns at least 5% but less than 10% of our outstanding ordinary shares. We agreed to use our reasonable best efforts to cause the TMG designees to be elected as directors. TMG holds approximately 32.7% of our outstanding ordinary shares as of February 20, 2014. Mr. Carney, Ms. Weatherman and Mr. Emmitt are the current directors who are designees of TMG. The securityholders’ agreement terminates upon the written consent of all parties to the agreement.

We are party to a registration rights agreement with certain of our shareholders, including entities affiliated with certain of our directors, including TMG, Vertical Fund I, L.P., Vertical Fund II, L.P. and KCH Stockholm AB. Pursuant to the registration rights agreement, we have agreed to (i) use our reasonable best efforts to effect up to three registered offerings of at least $10 million each upon a demand of TMG or its affiliates and one registered offering of at least $10 million upon a demand of Vertical Fund I, L.P. or Vertical Fund II, L.P., (ii) use our reasonable best efforts to become eligible for use of Form S-3 for registration statements and once we become eligible TMG or its affiliates shall have the right to demand an unlimited number of registrations of at least $10 million each on Form S-3 and (iii) maintain the effectiveness of each such registration statement for a period of 120 days or until the distribution of the registrable securities pursuant to the registration statement is complete. We have also granted certain incidental or “piggyback” registration rights with respect to the registrable shares, subject to certain limitations and restrictions, including volume and marketing restrictions imposed by the underwriters of the offering with respect to which the rights are exercised. Under the registration rights agreement, we have agreed to bear the expenses, including the fees and disbursements of one legal counsel for the holders, in connection with the registration of the registrable securities, except for any underwriting commissions relating to the sale of the registrable securities.

On May 15, 2013, we completed an underwritten public offering of our ordinary shares pursuant to which TMG, Vertical Fund I, L.P. and Vertical Fund II, L.P. participated and sold an aggregate of 2,875,000 ordinary shares in addition to the 5,175,000 shares sold by us at a per share price of $16.15. Pursuant to the terms of the registration rights agreement described above, we paid substantially all of the expenses in connection with the offering, other than underwriting commissions, which equaled approximately $560,000.

On February 9, 2007, we signed an exclusive, worldwide license and supply agreement with Tepha for its poly-4-hydroxybutyrate polymer for a license fee of $110,000, plus an additional $750,000 as consideration for certain research and development. Tepha is further entitled to royalties of up to 5% of sales under these licenses. We amended this agreement in December 2011 to include certain additional rights and an option to license additional products. We paid $0.1 million of minimum royalty payments during 2013 to Tepha under the terms of this agreement. Additionally, we made payments of $0.5 million during 2013 related to the purchase of materials. Vertical Fund I, L.P. and Vertical Fund II, L.P. in the aggregate own approximately 20% of Tepha’s outstanding common and preferred stock. In addition, Mr. Emmitt serves on Tepha’s board of directors.

On January 22, 2008, we signed an agreement with BioSET to develop, commercialize and distribute products incorporating BioSET’s F2A synthetic growth factor technology in the field of orthopaedic and podiatric soft tissue repair. As amended on February 10, 2010, this agreement granted us an option to purchase an exclusive, worldwide license for such products in consideration for a payment of $1.0 million. We exercised this option on February 10, 2010. Upon FDA approval of certain products, an additional $2.5 million will become due. BioSET is entitled to royalties of up to 6% for sales of products under this agreement. We have not accrued or paid any royalties under the terms of this agreement. Vertical Fund I, L.P. and Vertical Fund II, L.P. in the aggregate own approximately 20% of BioSET’s outstanding capital stock.

On July 29, 2008, we formed a real estate holding company, SCI Calyx, together with Mr. Tornier. SCI Calyx is owned 51% by us and 49% by Mr. Tornier. SCI Calyx was initially capitalized by a contribution of capital of €10,000 funded 51% by us and 49% by Mr. Tornier. SCI Calyx then acquired a combined manufacturing and office facility in Montbonnot, France, for approximately $6.1 million. The manufacturing and office facility is used to support the manufacture of certain of our current products and house certain of our operations in Montbonnot, France. This real estate purchase was funded through mortgage borrowings of $4.1 million and $2.0 million cash borrowed from the two current shareholders of SCI Calyx. The $2.0 million cash borrowed from the SCI Calyx shareholders originally consisted of a $1.0 million note due to Mr. Tornier and a $1.0 million note due to Tornier SAS, which is our wholly owned French operating subsidiary. Both of the notes issued by SCI Calyx bear interest at the three-month Euro Libor rate plus 0.5% and have no stated term. During 2010, SCI Calyx borrowed approximately $1.4 million from Mr. Tornier in order to fund on-going leasehold improvements necessary to prepare the Montbonnot facility for its intended use. This cash was borrowed under the same terms as the original notes. As of December 29, 2013, SCI Calyx had related-party debt outstanding to Mr. Tornier of $2.3 million. The SCI Calyx entity is consolidated by us, and the related real estate and liabilities are included in our consolidated balance sheets. On September 3, 2008, Tornier SAS, our French operating subsidiary, entered into a lease agreement with SCI Calyx relating to these facilities. The agreement, which terminates in 2018, provides for an annual rent payment of €440,000, which has subsequently been increased and is currently €904,908. As of December 29, 2013, future minimum payments under this lease were €4.3 million in the aggregate.

On December 29, 2007, Tornier SAS entered into a lease agreement with Animus SCI, relating to our facilities in Montbonnot Saint Martin, France. On August 18, 2012, the parties amended the lease agreement to extend the term until May 31, 2022 and reduce the annual rent. The amended agreement provides for an initial annual rent payment of €279,506 annually, which was subsequently increased to €288,564. Animus SCI is wholly owned by Mr. Tornier. On February 6, 2008, Tornier SAS entered into a lease agreement with Balux SCI, effective as of May 22, 2006, relating to our facilities in Montbonnot Saint Martin, France. On August 18, 2012, the parties amended the lease agreement to extend the term until May 31, 2022 and reduce the annual rent. The amended agreement provides for an initial annual rent payment of €252,545, which was subsequently increased to €548,465. Balux SCI is wholly owned by Mr. Tornier and his sister, Colette Tornier. As of December 29, 2013, future minimum payments under all of these agreements were €0.8 million in the aggregate.

Director Independence

The information regarding director independence is disclosed in “Part III—Item 10. Directors, Executive Officers and Corporate Governance—Board Structure and Composition” and in “Part III—Item 10. Directors, Executive Officers and Corporate Governance—Board Committees” of this report.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

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

The following table shows the fees that we paid or accrued for audit and other services provided by Ernst & Young LLP for 2013 and 2012:

Fees	2013	2012
Audit fees	$1,454,920	$1,467,055
Audit-related fees	—	113,060
Tax fees	—	84,015
All other fees	1,995	3,285

Total	$1,456,915	$1,667,415

In the above table, “audit fees” are fees for professional services for the audit of our consolidated financial statements included in this annual report on Form 10-K, and the review of our consolidated financial statements included in quarterly reports on Form 10-Q and registration statements and for services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements; “audit-related fees” are fees for assurance and related services and include fees for services performed related to due diligence on acquisitions.; “tax fees” are fees for tax compliance, tax advice on acquisitions, and tax planning; and “all other fees” are fees for any services not included in the first three categories.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

Our consolidated financial statements are included in “Part II—Item 8. Financial Statements and Supplementary Data” of Part II of this report.

Financial Statement Schedules

The following financial statement schedule is provided below: Schedule II—Valuation and Qualifying Accounts. All other schedules are omitted because the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

Tornier N.V.

Schedule II-Valuation and Qualifying Accounts

(In thousands)

		Additions
	Balance at beginning	Charged to costs &	Deductions		Balance at end
Description	of period	expenses	Describe(a)	Describe(b)	of period
Allowance for Doubtful Accounts:
Year ended December 29, 2013	$(4,846)	(1,220)	1,208	(222)	$(5,080)

Year ended December 30, 2012	$(2,486)	(2,355)	87	(92)	$(4,846)

Year ended January 1, 2012	$(2,519)	$(775)	$755	$53	$(2,486)

(a)	Uncollectible amounts written off, net of recoveries.
(b)	Effect of changes in foreign exchange rates.

Exhibits

The exhibits to this report are listed on an Exhibit Index, which follows the signature page to this report. A copy of any of the exhibits will be furnished at a reasonable cost, upon receipt of a written request for any such exhibit. Such request should be sent to Kevin M. Klemz, Senior Vice President, Chief Legal Officer and Secretary, Tornier, Inc., 10801 Nesbitt Avenue South, Bloomington, Minnesota 55437. The Exhibit Index indicates each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 21, 2014	TORNIER N.V.

	By	/s/ David H. Mowry
David H. Mowry President and Chief Executive Officer (principal executive officer)

	By	/s/ Shawn T McCormick

Shawn T McCormick Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ DAVID H. MOWRY	President and Chief Executive Officer (principal executive officer)	February 21, 2014
David H. Mowry

/s/ SHAWN T MCCORMICK	Chief Financial Officer (principal financial and accounting officer)	February 21, 2014
Shawn T McCormick

/s/ SEAN D. CARNEY	Chairman of the Board	February 21, 2014
Sean D. Carney

/s/ RICHARD B. EMMITT	Director	February 21, 2014
Richard B. Emmitt

/s/ KEVIN C. O’BOYLE	Director	February 21, 2014
Kevin C. O’Boyle

/s/ ALAIN TORNIER	Director	February 21, 2014
Alain Tornier

/s/ RICHARD F. WALLMAN	Director	February 21, 2014
Richard F. Wallman

/s/ ELIZABETH H. WEATHERMAN	Director	February 21, 2014
Elizabeth H. Weatherman

TORNIER N.V.

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 29, 2013

Exhibit No.	Exhibit	Method of Filing

2.1	Agreement and Plan of Merger, dated as of August 23, 2012, by and among Tornier N.V., Oscar Acquisition Corp., OrthoHelix Surgical Designs, Inc. and the Representative*	Incorporated by reference to Exhibit 2.1 to Tornier’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 24, 2012 (File No. 001-35065)

3.1	Articles of Association of Tornier N.V.	Incorporated by reference to Exhibit 3.1 to Tornier’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 28, 2013 (File No. 001-35065)

4.1	Registration Rights Agreement, dated July 16, 2010, by and among the investors on Schedule I thereto, the persons listed on Schedule II thereto and Tornier B.V.	Incorporated by reference to Exhibit 4.2 to Tornier’s Amendment No. 2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 11, 2010 (Registration No. 333-167370)

4.2	Amendment and Waiver to Registration Rights Agreement, dated as of July 16, 2010, by and among the Investors and Tornier N.V.	Incorporated by reference to Exhibit 4.4 to Tornier’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on October 17, 2012 (Registration No. 333-184461)

10.1	Amended and Restated Employment Agreement, effective as of February 21, 2013, by and between Tornier, Inc. and David H. Mowry**	Incorporated by reference to Exhibit 10.1 to Tornier’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 21, 2013 (File No. 001-35065)

10.2	Employment Agreement, dated September 4, 2012, by and between Tornier, Inc. and Shawn T McCormick**	Incorporated by reference to Exhibit 10.5 to Tornier’s Annual Report on Form 10-K for the fiscal year ended December 30, 2012 (File No. 001-35065)

10.3	Employment Agreement, dated March 12, 2012, by and between Tornier, Inc. and Terry M. Rich**	Incorporated by reference to Exhibit 10.9 to Tornier’s Annual Report on Form 10-K for the fiscal year ended December 30, 2012 (File No. 001-35065)

10.4	Permanent Employment Contract, dated August 29, 2008, by and between Tornier, SAS and Stéphan Epinette**	Incorporated by reference to Exhibit 10.4 to Tornier’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 8, 2010 (Registration No. 333-167370)

10.5	Employment Agreement, dated June 10, 2013, by and between Tornier, Inc. and Gordon Van Ummersen**	Filed herewith

10.6	Tornier N.V. Amended and Restated 2010 Incentive Plan**	Incorporated by reference to Exhibit 10.1 to Tornier’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 29, 2012 (File No. 001-35065)

10.7	Rules for the Grant of Qualified Stock Options to Participants in France under the Tornier N.V. 2010 Incentive Plan**	Incorporated by reference to Exhibit 10.1 to Tornier’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2011 (File No. 001-35065)

Exhibit No.	Exhibit	Method of Filing

10.8	Rules for the Grant of Stock Grants in the Form of Qualified Restricted Stock Units to Grantees in France under the Tornier N.V. 2010 Incentive Plan**	Incorporated by reference to Exhibit 10.2 to Tornier’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2011 (File No. 001-35065)

10.9	Form of Option Certificate under the Tornier N.V. 2010 Incentive Plan**	Filed herewith

10.10	Form of Stock Grant Certificate (in the form of a Restricted Stock Unit) under the Tornier N.V. 2010 Incentive Plan**	Filed herewith

10.11	Tornier N.V. Amended and Restated Stock Option Plan**	Incorporated by reference to Exhibit 10.9 to Tornier’s Amendment No. 9 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 18, 2011 (Registration No. 333-167370)

10.12	Form of Option Agreement under the Tornier N.V. Stock Option Plan for Directors and Officers**	Incorporated by reference to Exhibit 10.9 to Tornier’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 8, 2010 (Registration No. 333-167370)

10.13	Tornier N.V. 2010 Employee Stock Purchase Plan**	Incorporated by reference to Exhibit 10.42 to Tornier’s Amendment No. 9 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 18, 2011 (Registration No. 333-167370)

10.14	First Amendment of the Tornier N.V. 2010 Employee Stock Purchase Plan**	Incorporated by reference to Exhibit 10.1 to Tornier’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 2, 2011 (File No. 001-35065)

10.15	Tornier N.V. Corporate Performance Incentive Plan**	Filed herewith

10.16	Retraite Supplémentaire maintained by Tornier SAS**	Incorporated by reference to Exhibit 10.10 to Tornier’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 8, 2010 (Registration No. 333-167370)

10.17	Form of Indemnification Agreement**	Incorporated by reference to Exhibit 10.40 to Tornier’s Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 14, 2010 (Registration No. 333-167370)

10.18	Contribution Agreement, dated March 26, 2010, by and between Tornier B.V., Vertical Fund I, L.P., Vertical Fund II, L.P., TMG Holdings Coöperatief U.A., Stichting Administratiekantoor Tornier, Fred B. Dinger III and Douglas W. Kohrs	Incorporated by reference to Exhibit 10.15 to Tornier’s Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 15, 2010 (Registration No. 333-167370)

10.19	Lease Agreement dated as of May 14, 2012 between Liberty Property Limited Partnership, as Landlord, and Tornier, Inc., as Tenant	Incorporated by reference to Exhibit 10.1 to Tornier’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 15, 2012 (File No. 001-35065)

Exhibit No.	Exhibit	Method of Filing

10.20	Commercial Leases (Two), dated May 30, 2006, by and between Alain Tornier and Colette Tornier and Tornier SAS	Incorporated by reference to Exhibit 10.22 to Tornier’s Amendment No. 2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 11, 2010 (Registration No. 333-167370)

10.21	Commercial Lease, dated December 29, 2007, by and between Animus SCI and Tornier SAS	Incorporated by reference to Exhibit 10.23 to Tornier’s Amendment No. 2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 11, 2010 (Registration No. 333-167370)

10.22	Rider No. 1 to Commercial Lease dated August 18, 2012 between Animus SCI and Tornier SAS	Incorporated by reference to Exhibit 10.8 to Tornier’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2012 (File No. 001-35065)

10.23	Commercial Lease, dated February 6, 2008, by and between Balux SCI and Tornier SAS	Incorporated by reference to Exhibit 10.24 to Tornier’s Amendment No. 2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 11, 2010 (Registration No. 333-167370)

10.24	Rider No. 1 to the Commercial Lease dated February 6, 2008 dated August 18, 2012 between Balux SCI and Tornier SAS	Incorporated by reference to Exhibit 10.7 to Tornier’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2012 (File No. 001-35065)

10.25	Commercial Lease, dated September 3, 2008, by and between SCI Calyx and Tornier SAS	Incorporated by reference to Exhibit 10.26 to Tornier’s Amendment No. 2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 11, 2010 (Registration No. 333-167370)

10.26	Commercial Lease, dated December 23, 2008, by and between Seamus Geaney and Tornier Orthopedics Ireland Limited	Incorporated by reference to Exhibit 10.27 to Tornier’s Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 15, 2010 (Registration No. 333-167370)

10.27	Securityholders’ Agreement, dated July 18, 2006, by and among the parties listed on Schedule I thereto, KCH Stockholm AB, Alain Tornier, Warburg Pincus (Bermuda) Private Equity IX, L.P., TMG B.V. (predecessor to Tornier B.V.)	Incorporated by reference to Exhibit 10.28 to Tornier’s Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 14, 2010 (Registration No. 333-167370)

10.28	Amendment No. 1 to the Securityholders’ Agreement, dated August 27, 2010, by and among the Securityholders on Schedule I thereto and Tornier B.V.	Incorporated by reference to Exhibit 10.37 to Tornier’s Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 14, 2010 (Registration No. 333-167370)

10.29	By-Laws of SCI Calyx	Incorporated by reference to Exhibit 10.36 to Tornier’s Amendment No. 2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 11, 2010 (Registration No. 333-167370)

Exhibit No.	Exhibit	Method of Filing

10.30	Credit Agreement dated as of October 4, 2012 among Tornier N.V., Tornier, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, SG Americas Securities, LLC, as Syndication Agent, BMO Capital Markets and JPMorgan Chase Bank, N.A., as Co-Documentation Agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated and SG Americas Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners, and the Other Lenders Party Thereto	Incorporated by reference to Exhibit 10.1 to Tornier’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 4, 2012 (File No. 001-35065)

10.31	First Amendment, dated as of May 6, 2013, to the Credit Agreement by and among Tornier N.V., Tornier, Inc., the Guarantors identified on the signature pages thereto, the Lenders party hereto and Bank of America, N.A., as Administrative Agent	Incorporated by reference to Exhibit 10.2 to Tornier’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013 (File No. 001-35065)

12.1	Computation of Ratio of Earnings to Fixed Charges	Filed herewith

21.1	Subsidiaries of Tornier N.V.	Filed herewith

23.1	Consent of Ernst & Young LLP, an Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

Exhibit No.	Exhibit	Method of Filing

101	The following materials from Tornier N.V.’s Annual Report on Form 10-K for the fiscal year ended December 29, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 29, 2013 and December 30, 2012, (ii) the Consolidated Statements of Operations for each of the fiscal years in the three-year period ended December 29, 2013, (iii) the Consolidated Statements of Comprehensive Loss for each of the fiscal years in the three-year period ended December 29, 2013, (iv) the Consolidated Statements of Cash Flows for each of the fiscal years in the three-year period ended December 29, 2013, (v) Consolidated Statements of Shareholders’ Equity for each of the fiscal years in the three-year period ended December 29, 2013, and (vi) Notes to Consolidated Financial Statements	Filed herewith

*	All exhibits and schedules to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Tornier will furnish the omitted exhibits and schedules to the SEC upon request by the SEC.
**	A management contract or compensatory plan or arrangement.