Form 10-Q
period 2014-03-30
Tornier N.V.
filed 2014-05-06
CIK 1492658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2014

or

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

As of May 1, 2014, there were 48,561,160 ordinary shares outstanding.

TORNIER N.V.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2014

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements including, in particular, the statements about our plans, objectives, strategies and prospects regarding, among other things, our financial condition, operating results and business. We have identified some of these forward-looking statements with words like “believe,” “may,” “will,” “should,” “could,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate” or “continue,” other words and terms of similar meaning and the use of future dates. These forward-looking statements are based on current expectations about future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control and could cause our actual results to differ materially from those matters expressed or implied by our forward-looking statements. Forward-looking statements (including oral representations) are only predictions or statements of current plans and can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including, among other things, risks associated with:

•	our history of operating losses and negative cash flow;

•	our reliance on our independent sales agencies and distributors to sell our products and the effect on our business and operating results of agency and distributor changes, transitions to direct selling models in certain geographies, including most recently in the United States, Canada, Australia, Japan, Belgium and Luxembourg, and the recent transition of our U.S. sales channel towards focusing separately on upper and lower extremity products, and the adverse impact of such changes and transitions on our revenue and other operating results;

•	continuing weakness in the global economy, which has been and may continue to be exacerbated by austerity measures taken by several countries, and automatic and discretionary governmental spending cuts, which could reduce the availability or affordability of private insurance or Medicare or other governmental reimbursement or may affect patient decision to undergo elective procedures, and could otherwise adversely affect our business and operating results;

•	our reliance on sales of our upper extremity joints and trauma products, including in particular our shoulder products, which generate a significant portion of our revenue, and the third quarter of 2013 launch of our Aequalis Ascend Flex;

•	deriving a significant portion of our revenues from operations in certain geographic markets that are subject to political, economic and social instability, including in particular France, and risks and uncertainties involved in launching our products in certain new geographic markets, including in particular Japan, China and Brazil;

•	fluctuations in foreign currency exchange rates;

•	disruption and turmoil in global credit and financial markets, which may be exacerbated by the inability of certain countries to continue to service their sovereign debt obligations;

•	our implementation of a new enterprise resource planning (ERP) system across significant operating locations and potential disruption in our business and internal control over financial reporting;

•	not successfully developing and marketing new products and technologies and implementing our business strategy;

•	not successfully competing against our existing or potential competitors;

•	our October 2012 acquisition of OrthoHelix Surgical Designs, Inc., and risks related thereto, including our inability to integrate successfully our commercial organizations, including in particular our distribution and sales representative arrangements, and our failure to realize the anticipated benefits and synergies to our business and operating results;

•	the reliance of our business plan on certain market assumptions;

•	our private label manufacturers failing to provide us with sufficient supply of their products, or failing to meet appropriate quality requirements;

•	our inability to timely manufacture products or instrument sets to meet demand;

•	our plans to bring the manufacturing of certain of our products in-house and possible disruptions we may experience in connection with such transition;

•	our plans to increase our gross margins by taking certain actions designed to do so;

•	the loss of key suppliers, which may result in our inability to meet customer orders for our products in a timely manner or within our budget;

•	our patents and other intellectual property rights not adequately protecting our products or alleged claims of patent infringement by us, which may result in our loss of market share to our competitors and increased expenses;

•	the incurrence of significant expenditures of resources to maintain relatively high levels of inventory, which could reduce our cash flows and increase the risk of inventory obsolescence, which could harm our operating results;

•	our credit agreement, senior secured term loan and revolving credit facility and risks related thereto;

•	our inability to access our revolving credit facility or increase it or raise capital when needed, which could force us to delay, reduce, eliminate or abandon our commercialization efforts or product development programs;

•	restrictive affirmative financial and other covenants in our credit agreement that may limit our operating flexibility;

•	consolidation in the healthcare industry that could lead to demands for price concessions or the exclusion of some suppliers from certain of our markets, which could have an adverse effect on our business, financial condition or operating results;

•	our clinical trials and their results and our reliance on third parties to conduct them;

•	regulatory clearances or approvals and the extensive regulatory requirements to which we are subject;

•	the compliance of our products with the laws and regulations of the countries in which they are marketed, which compliance may be costly and time-consuming;

•	the use, misuse or off-label use of our products that may harm our image in the marketplace or result in injuries that may lead to product liability suits, which could be costly to our business or result in governmental sanctions;

•	healthcare reform legislation, including the excise tax on U.S. sales of certain medical devices, and its implementation, possible additional legislation, regulation and other governmental pressure in the United States and globally, which may affect utilization, pricing, reimbursement, taxation and rebate policies of governmental agencies and private payors, which could have an adverse effect on our business, financial condition or operating results; and

•	pending and future litigation, which could have an adverse effect on our business, financial condition or operating results.

For more information regarding these and other uncertainties and factors that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements or otherwise could materially adversely affect our business, financial condition or operating results, see “Part I — Item 1A. Risk Factors” of our annual report on Form 10-K for the fiscal year ended December 29, 2013 and “Part II – Item 1A. Risk Factors” of this report. The risks and uncertainties described above and in “Part I — Item 1A. Risk Factors” of our annual report on Form 10-K for the fiscal year ended December 29, 2013 and “Part II — Item 1A. Risk Factors” of this report are not exclusive and further information concerning us and our business, including factors that potentially could materially affect our financial results or condition, may emerge from time to time. We assume no obligation to update, amend or clarify forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. We advise you, however, to consult any further disclosures we make on related subjects in our future annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K we file with or furnish to the Securities and Exchange Commission.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TORNIER N.V. AND SUBSIDIARIES

Consolidated Balance Sheets

(U.S. dollars in thousands, except share and per share amounts)

	March 30, 2014	December 29, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$49,413	$56,784
Accounts receivable (net of allowance of $5,281 and $5,080 respectively)	60,047	55,555
Inventories	90,779	87,011
Deferred income taxes	5,587	5,601
Prepaid taxes	14,608	14,667
Prepaid expenses	3,809	3,151
Other current assets	3,975	3,756

Total current assets	228,218	226,525
Instruments, net	66,607	63,055
Property, plant and equipment, net	43,470	43,494
Goodwill	253,731	251,540
Intangible assets, net	113,563	117,608
Deferred income taxes	640	660
Other assets	2,396	2,544

Total assets	$708,625	$705,426

Liabilities and shareholders’ equity

Current liabilities:
Short-term borrowings and current portion of long-term debt	$1,395	$1,438
Accounts payable	21,003	17,326
Accrued liabilities	54,453	50,714
Income taxes payable	274	397
Contingent consideration, current	8,327	6,428
Deferred income taxes	13	13

Total current liabilities	85,465	76,316
Long-term debt	67,562	67,643
Deferred income taxes	21,423	21,489
Contingent consideration, long-term	6,476	6,528
Other non-current liabilities	6,740	7,642

Total liabilities	187,666	179,618
Shareholders’ equity:
Ordinary shares, €0.03 par value; authorized 175,000,000; issued and outstanding 48,532,564 and 48,508,612 at March 30, 2014 and December 29, 2013, respectively	1,922	1,921
Additional paid-in capital	771,536	769,466
Accumulated deficit	(277,394)	(272,158)
Accumulated other comprehensive income	24,895	26,579

Total shareholders’ equity	520,959	525,808

Total liabilities and shareholders’ equity	$708,625	$705,426

The accompanying notes are an integral part of the consolidated financial statements.

TORNIER N.V. AND SUBSIDIARIES

Consolidated Statements of Operations

(U.S. dollars in thousands, except share and per share amounts)

	Three months ended
	March 30, 2014	March 31, 2013
	(unaudited)
Revenue	$89,025	$82,685
Cost of goods sold	22,464	23,624

Gross profit	66,561	59,061
Operating expenses:
Selling, general and administrative	58,848	52,136
Research and development	5,722	6,182
Amortization of intangible assets	4,334	3,837
Special charges	2,686	1,519

Total operating expenses	71,590	63,674

Operating loss	(5,029)	(4,613)
Other income (expense):
Interest income	68	39
Interest expense	(1,349)	(2,218)
Foreign currency transaction gain (loss)	171	(81)
Other non-operating income	2	17

Loss before income taxes	(6,137)	(6,856)
Income tax benefit (expense)	900	(42)

Consolidated net loss	(5,237)	(6,898)

Net loss per share:
Basic and diluted	$(0.11)	$(0.17)

Weighted average shares outstanding:
Basic and diluted	48,524	41,754

TORNIER N.V. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(U.S. dollars in thousands)

	Three months ended
	March 30,2014	March 31,2013
	(unaudited)
Consolidated net loss	$(5,237)	$(6,898)
Foreign currency translation adjustments	(1,684)	(6,132)

Comprehensive loss	$(6,921)	(13,030)

The accompanying notes are an integral part of the consolidated financial statements.

TORNIER N.V. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(U.S. dollars in thousands)

	Three months ended
	March 30, 2014	March 31, 2013
	(unaudited)
Cash flows from operating activities:
Consolidated net loss	$(5,237)	$(6,898)
Adjustments to reconcile consolidated net loss to cash provided by operating activities:
Depreciation and amortization	9,823	8,831
Non-cash foreign currency loss (gain)	(171)	81
Deferred income taxes	(1,171)	1,212
Share-based compensation	1,780	1,633
Non-cash interest expense and discount amortization	213	289
Inventory obsolescence	3,186	2,360
Acquired inventory step up	262	1,755
Other non-cash items affecting earnings	82	1,218
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(4,504)	(1,611)
Inventories	(7,432)	(1,148)
Accounts payable and accruals	7,610	8,797
Other current assets and liabilities	(278)	(1,202)
Other non-current assets and liabilities	(796)	1,101

Net cash provided by operating activities	3,367	16,418
Cash flows from investing activities:
Acquisition-related cash payments	(1,980)	(2,972)
Purchases of intangible assets	(20)	(60)
Additions of instruments	(6,800)	(4,879)
Purchases of property, plant and equipment	(1,764)	(2,829)

Net cash used in investing activities	(10,564)	(10,740)
Cash flows from financing activities:
Repayments of long-term debt	(374)	(2,379)
Deferred financing costs	—	(52)
Issuance of ordinary shares from stock option exercises	222	2,539
Other issuance of ordinary shares	129	103

Net cash (used in) provided by financing activities	(23)	211
Effect of exchange rate changes on cash and cash equivalents	(151)	(1,152)

(Decrease) increase in cash and cash equivalents	(7,371)	4,737

Cash and cash equivalents:
Beginning of period	56,784	31,108

End of period	$49,413	$35,845

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

2. Summary of Significant Accounting Policies

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

Basis of Presentation

The Company’s fiscal year-end is generally determined on a 52-week basis consisting of four 13-week quarters and always falls on the Sunday nearest to December 31.

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

Seasonality

The Company’s business is somewhat seasonal in nature, as many of its products are used in elective procedures, which typically decline during the summer months and can increase at the end of the year once annual deductibles have been met on health insurance plans.

New Accounting Pronouncements

In June 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-11, Income Taxes (ASC Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The ASU requires entities to present unrecognized tax benefits as a decrease in a net operating loss, similar to tax loss or tax credit carryforward if certain criteria are met. The standard clarifies presentation requirements for unrecognized tax benefits but will not alter the way in which entities assess deferred tax assets for realizability. The guidance is effective for the fiscal year, and interim periods within that fiscal year, beginning after December 15, 2013. The Company adopted this guidance beginning in the first quarter of 2014. The impact of adoption was not material.

In March 2013, the FASB issued ASU 2013-05, Foreign Currency Matters (ASC Topic 830), Parent’s Accounting for the Cumulative Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. The ASU requires entities to release cumulative translation adjustments to earnings when an entity ceases to have a controlling financial interest in a subsidiary or group of assets within a consolidated foreign entity and the sale or transfer results in the complete or substantially complete liquidation of the foreign entity. The ASU is effective for the fiscal year, and interim periods within that fiscal year, beginning after December 15, 2013 and is to be applied prospectively. The Company adopted this guidance in the first quarter of 2014. The impact of adoption was not material.

In February 2013, the FASB issued ASU 2013-04, Liabilities (ASC Topic 405), Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date. The ASU requires an entity that is jointly and severally liable to measure the obligation as the sum of the amount the entity has agreed with co-obligors to pay and any additional amount it expects to pay on behalf of one or more co-obligors. The amendment is effective for the fiscal year, and interim periods with that fiscal year, beginning after December 15, 2013 and should be applied retrospectively. The Company adopted this guidance beginning in the first quarter of 2014. The impact of adoption was not material.

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

Level 1 — Assets and liabilities with unadjusted, quoted prices listed on active market exchanges.

Level 2 — Assets and liabilities determined using prices for recently traded assets and liabilities with similar underlying terms, as well as directly or indirectly observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 — Assets and liabilities that are not actively traded on a market exchange. This category includes situations where there is little, if any, market activity for the asset or liability. The prices are determined using significant unobservable inputs or valuation techniques.

A summary of the financial assets and liabilities that are measured at fair value on a recurring basis at March 30, 2014 and December 29, 2013 are as follows:

	March 30, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$49,413	$49,413	$—	$—
Contingent consideration	(14,803)	—	—	(14,803)
Derivative assets	21	—	21	—

Total, net	$34,631	$49,413	$21	$(14,803)

	December 29, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$56,784	$56,784	$—	$—
Contingent consideration	(12,956)	—	—	(12,956)
Derivative assets	238	—	238	—

Total, net	$44,066	$56,784	$238	$(12,956)

As of March 30, 2014 and December 29, 2013, the Company had derivative assets with fair values of less than $0.1 million and $0.2 million, respectively, with recurring Level 2 fair value measurements. The derivatives are foreign exchange forward contracts and their fair values are based on pricing for similar recently executed transactions. The amount of gain recognized in foreign currency transaction gain (loss) for the three months ended March 30, 2014 and March 31, 2013 related to these derivatives is approximately $0.0 million and $0.5 million, respectively.

Included in Level 3 fair value measurements as of March 30, 2014 is a $10.4 million contingent consideration liability related to potential earn-out payments for the acquisition of OrthoHelix Surgical Designs, Inc. (OrthoHelix) that was completed in October 2012, a $3.7 million contingent consideration liability related to potential earn-out payments for distributor acquisitions in the United States that occurred throughout 2013 and the first three months of 2014, a $0.5 million contingent consideration liability related to potential earn-out payments for the acquisition of the Company’s exclusive distributor in Belgium and Luxembourg that was completed in May 2012, and a $0.2 million contingent consideration liability related to potential earn-out payments related to the acquisition of a distributor in Australia that was completed in 2013. Contingent consideration liabilities are carried at fair value and are included in contingent consideration (short-term and long-term) on the consolidated balance sheets. The contingent consideration liabilities were determined based on discounted cash flow analyses that included revenue estimates and a discount rate, which are considered significant unobservable inputs as of March 30, 2014. The revenue estimates were based on current management expectations for these businesses and the discount rate used was between 8-11% and was based on the Company’s estimated weighted average cost of capital as adjusted for each transaction. To the extent that these assumptions were to change, the fair value of the contingent consideration liabilities could change significantly. Included in interest expense on the consolidated statements of operations for the three months ended March 30, 2014 and March 31, 2013 is $0.2 million and $0.3 million, respectively, related to the accretion of the contingent consideration. There were no transfers between levels during the periods presented.

Included in Level 3 fair value measurements as of December 29, 2013 is a $10.4 million contingent consideration liability related to potential earnout payments for the acquisition of OrthoHelix that was completed in October 2012, a $1.9 million contingent consideration liability related to potential earn-out payments for distributor acquisitions in the United States that occurred throughout 2013, a $0.5 million contingent consideration liability related to potential earnout payments for the acquisition of the Company’s exclusive distributor in Belgium and Luxembourg that was completed in May 2012 and a $0.2 million contingent consideration liability related to potential earnout payments related to the acquisition of a distributor in Australia that was completed in 2013.

A rollforward of the Level 3 contingent consideration liability for the three months ended March 30, 2014 is as follows (in thousands):

Contingent consideration liability at December 29, 2013	$12,956
Additions	1,670
Fair value adjustments	404
Settlements	(397)
Interest accretion	164
Foreign currency translation	6

Contingent consideration liability at March 30, 2014	$14,803

The Company also has certain assets and liabilities that are measured at fair value on a non-recurring basis. The Company reviews the carrying amount of its long-lived assets other than goodwill for potential impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable. During the quarters ended March 30, 2014 and March 31, 2013, the Company recognized no impairments. During 2013, the Company initiated and completed a facilities consolidation initiative that included the termination of certain facility leases. The termination liability for these leases was determined using a discounted cash flow analysis that included a discount rate assumption, which is based on the credit adjusted risk free interest rate input, and an assumption related to the timing and amount of sublease income. The timing of the sublease income is a significant unobservable input and thus is considered a Level 3 fair value measurement. As of March 30, 2014, the value of this liability was approximately $0.3 million.

As of March 30, 2014 and December 29, 2013, the Company had short-term and long-term debt of $69.0 million and $69.1 million, respectively, the vast majority of which was variable rate debt. The fair value of the Company’s debt obligations approximates carrying value as a result of its variable rate term and is considered a Level 2 fair value measurement.

4. Inventories

Inventory balances consist of the following (in thousands):

	March 30, 2014	December 29, 2013
Raw materials	$6,279	$6,840
Work-in-process	10,078	9,171
Finished goods	74,422	71,000

Total	$90,779	$87,011

5. Property, Plant and Equipment

Property, plant and equipment balances consist of the following (in thousands):

	March 30, 2014	December 29, 2013
Land	$1,878	$1,886
Building and improvements	14,258	14,255
Machinery and equipment	31,624	31,192
Furniture, fixtures and office equipment	29,425	29,371
Software	5,537	5,511
Construction in progress	6,574	5,628

Property, plant and equipment, gross	89,296	87,843
Accumulated depreciation	(45,826)	(44,349)

Property, plant and equipment, net	$43,470	$43,494

6. Instruments

Instruments are included in long-term assets on the consolidated balance sheets and consist of the following (in thousands):

	March 30, 2014	December 29, 2013
Instruments	$104,946	$99,754
Instruments in process	25,027	23,990
Accumulated depreciation	(63,366)	(60,689)

Instruments, net	$66,607	$63,055

7. Goodwill and Other Intangible Assets

The following table summarizes the changes in the carrying amount of goodwill (in thousands):

Balance at December 29, 2013	$251,540
Goodwill additions as a result of acquisitions	2,467
Foreign currency translation	(276)

Balance at March 30, 2014	$253,731

The components of identifiable intangible assets are as follows (in thousands):

	Gross value	Accumulated amortization	Net value
Balances at March 30, 2014
Intangible assets subject to amortization:
Developed technology	$112,633	$(46,451)	$66,182
Customer relationships	61,577	(31,218)	30,359
Licenses	6,833	(4,317)	2,516
In-process research and development	400	—	400
Other	7,116	(2,929)	4,187
Intangible assets not subject to amortization:
Trade name	9,919	—	9,919

Total	$198,478	$(84,915)	$113,563

	Gross value	Accumulated amortization	Net value
Balances at December 29, 2013
Intangible assets subject to amortization:
Developed technology	$112,782	$(44,161)	$68,621
Customer relationships	61,783	(30,155)	31,628
Licenses	6,810	(4,004)	2,806
In-process research and development	400	—	400
Other	6,624	(2,431)	4,193
Intangible assets not subject to amortization:
Trade name	9,960	—	9,960

Total	$198,359	$(80,751)	$117,608

Estimated annual amortization expense for fiscal years ending 2014 through 2018 is as follows (in thousands):

Amortization expense
2014	$17,317
2015	16,814
2016	14,475
2017	13,467
2018	12,643

During the three months ended March 30, 2014, the Company acquired intangible assets in the form of non-compete agreements and goodwill in the amounts of $0.2 million and $2.5 million, respectively, related to the acquisition of certain U.S. distributors and independent sales agencies.

8. Share-Based Compensation

Share-based awards are granted under the Tornier N.V. 2010 Incentive Plan, as amended. This plan allows for the issuance of up to a maximum of 7.7 million ordinary shares in connection with the grant of share-based awards, including stock options, restricted stock units, stock appreciation rights and other types of awards as deemed appropriate. To date, only options to purchase ordinary shares (options) and stock grants in the form of restricted stock units (RSUs) have been awarded under the plan. Both types of awards generally have graded vesting periods of four years and the options generally expire ten years after the grant date. Options are granted with exercise prices equal to the fair value of the Company’s ordinary shares on the date of grant.

The Company recognizes compensation expense for these awards on a straight-line basis over the vesting period. Share-based compensation expense is included in cost of goods sold, selling, general and administrative expense, and research and development expense on the consolidated statements of operations.

Below is a summary of the allocation of share-based compensation (in thousands):

	Three months ended
	March 30, 2014	March 31, 2013
Cost of goods sold	$152	$144
Selling, general and administrative	1,560	1,345
Research and development	68	144

Total	$1,780	$1,633

During the three months ended March 30, 2014, the Company granted 9,455 options to purchase ordinary shares to employees at a weighted average exercise price of $19.24 per share and a weighted average fair value of $8.38 per share. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions:

Three months ended March 30, 2014
Risk-free interest rate	1.8%
Expected life in years	6.0
Expected volatility	43.2%
Expected dividend yield	0.0%

During the three months ended March 30, 2014, the Company granted 15,949 restricted stock units to employees with a weighted average fair value of $19.24 per share. In addition, the Company granted 100,000 performance-accelerated restricted stock units (PARS). The PARS are subject to a graded service-based vesting schedule of 50% vesting after two years, 25% after the third year and 25% after the fourth year, all of which can be accelerated upon the achievement of certain share price targets of the Company’s ordinary shares. PARS are expensed on a straight-line basis over the shorter of the explicit service period related to the service condition or the implicit service period related to the performance condition, based on the probability of meeting the conditions. The grant date weighted average fair value and related calculated vesting period of the PARS was $19.24 and 3.4 years, respectively.

9. Income Taxes

The Company’s effective tax rate for the three months ended March 30, 2014 was 14.7%. During the three months ended March 30, 2014, the Company recognized $0.9 million of income tax benefit on pre-tax losses of $6.1 million. The Company recognized $0.2 million of tax benefit in certain European jurisdictions during the three months ended March 30, 2014. An additional tax benefit of $0.7 million primarily related to the reversal of a reserve for uncertain tax positions. Given the Company’s history of operating losses, the Company does not generally recognize a provision for income taxes in the United States and certain jurisdictions in Europe because it has established a valuation allowance for substantially all of the net deferred tax assets in these jurisdictions. The Company records tax expense or benefit in certain other international jurisdictions where a valuation allowance has not been established. The mix of pre-tax income or loss in these jurisdictions as well as in the jurisdictions in which valuation allowances are established are the primary drivers of the Company’s effective tax rate.

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

10. Capital Stock and Earnings Per Share

The Company had 48.5 million ordinary shares issued and outstanding as of both March 30, 2014 and December 29, 2013.

The Company had options to purchase ordinary shares and RSUs outstanding of an aggregate 3.0 million and 3.2 million at March 30, 2014 and December 29, 2013, respectively. None of the options or RSUs were included in diluted earnings per share for the three months ended March 30, 2014 and March 31, 2013 because the Company recorded a net loss in those periods; and therefore, including these instruments would be anti-dilutive.

11. Special Charges

Special charges are recorded as a separate line item within operating expenses on the consolidated statements of operations and primarily include operating expenses directly related to business combinations and related integration activities, restructuring initiatives, management exit costs and certain other items that are typically infrequent in nature and that affect the comparability and trend of operating results. The table below summarizes amounts included in special charges for the related periods:

	Three months ended
	March 30, 2014	March 31, 2013
Acquisition, integration and distributor transition costs	$1,913	$1,519
OrthoHelix restructuring charges	448	—
Other	325	—

Total	$2,686	$1,519

Included in special charges for the three months ended March 30, 2014 were $1.9 million of expenses related to U.S. distributor transitions and the integration of OrthoHelix and $0.4 million of OrthoHelix restructuring costs.

Included in special charges for the three months ended March 31, 2013 were $1.5 million of expenses related to acquisition and integration activities of OrthoHelix, U.S. distributor transitions and the Company’s acquisitions of certain assets of its distributors in Canada and the United Kingdom.

OrthoHelix Restructuring Initiative

In December 2013, as part of the on-going integration of OrthoHelix, the Company announced the move and consolidation of various business operations from Medina, Ohio to Bloomington, Minnesota, including customer service, quality, supply chain and finance functions.

Included in accrued liabilities on the consolidated balance sheet as of March 30, 2014 is an accrual related to the OrthoHelix restructuring initiative. Activity in the restructuring accrual is presented in the following table (in thousands):

OrthoHelix restructuring accrual balance as of December 29, 2013	$381

Charges:
Employee termination benefits	276
Moving, professional fees and other initiative-related expenses	172

Total charges	448

Payments:
Employee termination benefits	(79)
Moving, professional fees and other initiative-related expenses	(171)

Total payments	(250)

OrthoHelix restructuring initiative accrual balance as of March 30, 2014	$579

12. Litigation

From time to time, the Company is subject to various pending or threatened legal actions and proceedings, including those that arise in the ordinary course of its business. These actions and proceedings may relate to, among other things, product liability, intellectual property, distributor, commercial and other matters. Such matters are subject to many uncertainties and to outcomes that are not predictable with assurance and that may not be known for extended periods of time. The Company records a liability in its consolidated financial statements for costs related to claims, including future legal costs, settlements and judgments, where the Company has assessed that a loss is probable and an amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, the Company records the most probable estimate of the loss or the minimum amount when no amount within the range is a better estimate than any other amount. The Company discloses a contingent liability even if the liability is not probable or the amount is not estimable, or both, if there is a reasonable possibility that a material loss may have been incurred. In the opinion of management, as of March 30, 2014, the amount of liability, if any, with respect to these matters, individually or in the aggregate, will not materially affect the Company’s consolidated results of operations, financial position or cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations together with the unaudited consolidated financial statements and the notes thereto included elsewhere in this report and other financial information included in this report. The following discussion may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Special Note Regarding Forward Looking Statements” in this report and under “Part I — Item 1A. Risk Factors” in our annual report on Form10-K for the fiscal year ended December 29, 2013 and “Part II — Item 1A. Risk Factors” in this report. These risks could cause our actual results to differ materially from any future performance suggested below.

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

We believe we are differentiated in the marketplace by our strategic focus on extremities, our full portfolio of upper and lower extremity products, and our extremity-focused sales organization. We offer a broad product portfolio of over 90 extremities products that are designed to provide solutions to our surgeon customers with the goal of improving clinical outcomes for their patients. We believe a more active and aging patient population with higher expectations regarding “quality of life,” an increasing global awareness of extremities solutions, improved clinical outcomes as a result of the use of extremities products and technological advances resulting in specific designs for extremities products that simplify procedures and address unmet needs for early interventions and the growing need for revisions and revision related solutions will drive the market for extremities products.

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

In the United States, we market and sell a broad offering of products, including products for upper extremity joints and trauma, lower extremity joints and trauma, and sports medicine and biologics. We do not actively market products for the hip or knee, which we refer to as “large joints,” in the United States, although we have clearance from the U.S. Food and Drug Administration, or FDA, to sell certain large joint products. We are in the second phase of our strategic initiative to transition our U.S. sales organization from a network of independent sales agencies that sold our full product portfolio to a combination of direct sales teams and independent sales agencies that are individually focused on selling either upper extremity products or lower extremity products across the territories that they serve. This transition caused disruption in our U.S. business in 2013 and the first quarter of 2014 and this disruption is expected to continue throughout 2014 as we continue to transition our sales representatives to focus on either upper or lower extremities products, optimize our territory structures, hire additional sales representatives to fill territories and educate and train our sales teams. We ultimately believe that this strategy will position us to leverage our sales force and broad product portfolio toward our goal of achieving above market extremities revenue growth and margin expansion over the long term by allowing us to increase the product proficiency of our sales representatives to better serve our surgeon customers and to increase and optimize our selling opportunities by improving our overall procedure coverage and providing access to new specialists, general surgeons and accounts.

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

First Quarter of 2014 Executive Summary

We believe we continued to make progress on several of our strategic initiatives in the first quarter of 2014, including the following:

•	The transition of our U.S. sales organization. In the first quarter of 2014, we initiated Phase 2 of our U.S. sales organization strategy, which includes the alignment of our sales representatives to focus on either upper or lower extremities products, the optimization of our sales territory structures, the hiring of additional sales representatives to fill territories and the education and training of our sales teams. As of the end of the first quarter of 2014, the percentage of our sales representatives identified and transitioned, or in the process of transitioning, to focus on either upper or lower extremities products increased to over 70% of our direct sales representatives and over 80% of our indirect sales representatives. Our goal is to have over 85% of our sales representatives transitioned by the end of 2014. Additionally, we completed the training of over 65 additional sales representatives in the first quarter of 2014, which keeps us on track to achieve our goal of training a total of 200 sales representatives by the end of 2014. We expect that these activities will continue to cause disruption in our U.S. revenue during the remainder of 2014, as was experienced in 2013, but we remain confident that the strategic transition of our U.S. sales organization will position us to leverage our sales force and broad product portfolio toward our goal of achieving above market extremities revenue growth and margin expansion over the long term.

•	Continued advancement of our product portfolio. In the first quarter of 2014, we continued to make progress on building and expanding our global product portfolio, which included the following:

•	The Aequalis Ascend Flex convertible shoulder system, which was commercially launched in the third quarter of 2013, along with our new threaded-post baseplate, which is in limited user release, and the PerFORM glenoid system, continued to receive positive feedback and strong surgeon support as we experienced strong customer retention and increased access to competitive accounts.

•	The limited user release of the Salto Talaris XT, which is a total ankle revision system, along with increased surgeon and sales training programs, contributed to product pull-through of the Salto Talaris primary ankle replacement system and expanded access to surgeons, as well as competitive total ankle arthroplasty accounts, in the first quarter of 2014. We believe that the availability of a revision system could increase surgeon willingness to perform primary ankle replacements over ankle fusion procedures and, thus, drive future revenue growth.

The following are a few highlights of our first quarter of 2014 financial and operating performance:

•	Our revenue grew by $6.3 million, or 8%, to $89.0 million for the first quarter of 2014 from $82.7 million in the first quarter of 2013 primarily due to the continued increase in global sales of our Aequalis Ascend shoulder products, including the Aequalis Ascend Flex that was launched in the third quarter of 2013 and Aequalis Reversed shoulder products, and hip products in certain international markets, partially offset by disruption in the U.S. sales channel from distributor transitions that occurred late in 2013 which mainly impacted lower extremity joints and trauma product revenues.

•	Our gross margins improved to 74.8% for the first quarter of 2014 compared to 71.4% for the first quarter of 2013. Our first quarter of 2014 gross margin results improved compared to the same period of the prior year due to production efficiencies and the insourcing of certain products, partially offset by higher excess and obsolete inventory charges. Additionally, our first quarter of 2014 gross margin included $0.3 million of inventory fair value adjustments as a result of certain business acquisitions, while our first quarter of 2013 gross margin included $1.8 million of fair value adjustments related to acquired inventory primarily related to our acquisition of OrthoHelix.

•	We recorded $2.7 million in special charges in the first quarter of 2013, which were primarily comprised of $1.9 million of U.S. distributor transition and integration costs, $0.4 million of restructuring charges related to the OrthoHelix restructuring initiative, and $0.3 million of other charges. We expect to record special charges in 2014 between $5.6 million and $6.8 million primarily related to our U.S. sales channel transitions and our OrthoHelix restructuring efforts.

•	We incurred an operating loss of $5.0 million for the first quarter of 2014 compared to an operating loss of $4.6 million for the first quarter of 2013. The increase in operating loss for the first quarter of 2014 compared to the same period of the prior year was driven primarily by higher selling, general and administrative expenses and special charges, partially offset by higher revenues and improved gross margins.

•	We made significant progress on the implementation of an enterprise resource planning (ERP) system. Our efforts will continue on this important initiative through the rest of 2014 and into 2015.

Results of Operations

The following table sets forth, for the periods indicated, certain items from our consolidated statements of operations and the percentage of revenue that such items represent for the periods shown.

	Three months ended
	March 30, 2014		March 31, 2013
	(in thousands)
Statements of Operations Data:
Revenue	$89,025	100%	$82,685	100%
Cost of goods sold	22,464	25	23,624	28

Gross profit	66,561	75	59,061	72
Selling, general and administrative	58,848	66	52,136	63
Research and development	5,722	6	6,182	7
Amortization of intangible assets	4,334	5	3,837	5
Special charges	2,686	3	1,519	2

Operating loss	(5,029)	(6)	(4,613)	(6)
Interest income	68	0	39	0
Interest expense	(1,349)	(2)	(2,218)	(3)
Foreign currency transaction gain (loss)	171	0	(81)	(0)
Other non-operating (expense) income, net	2	0	17	0

Loss before income taxes	(6,137)	(7)	(6,856)	(8)
Income tax benefit (expense)	900	1	(42)	(0)

Consolidated net loss	$(5,237)	(6)%	$(6,898)	(8)%

The following tables set forth, for the periods indicated, our revenue by product category and geography expressed as dollar amounts and the changes in revenue between the specified periods expressed as percentages:

	Three months ended
Revenue by Product Category	March 30, 2014	March 31, 2013	Percent change	Percent change
	($ in thousands)		(as reported)	(constant currency)
Upper extremity joints and trauma	$53,055	$48,117	10%	10%
Lower extremity joints and trauma	15,073	15,073	0	0
Sports medicine and biologics	3,887	4,111	(5)	(6)

Total extremities	72,015	67,301	7	7
Large joints and other	17,010	15,384	11	7

Total	$89,025	$82,685	8%	7%

	Three months ended
Revenue by Geography	March 30, 2014	March 31, 2013	Percent change	Percent change
	($ in thousands)		(as reported)	(constant currency)
United States	$49,965	$47,988	4%	4%
International	39,060	34,697	13	10

Total	$89,025	$82,685	8%	7%

-Constant currency is a non-GAAP financial measure. We calculate constant currency percentages by converting our current-period local currency financial results using the prior-period foreign currency exchange rates and comparing these adjusted amounts to our prior-period reported results. Please refer to the “Foreign Currency Exchange Rates” section later in this report for further discussion on the impact of foreign currency exchange rates on our revenues and other operating results.

Three Months Ended March 30, 2014 Compared to Three Months Ended March 31, 2013

Revenue. Revenue increased by 8% to $89.0 million for the three months ended March 30, 2014 compared to $82.7 million for the three months ended March 31, 2013, primarily as a result of increases in revenue from our upper extremity joints and trauma products and large joints and other products, partially offset by the ongoing negative impact of disruption due to our U.S. sales channel transition. Foreign currency exchange rate fluctuations had a positive impact of $0.8 million for the three months ended March 30, 2014. Excluding the positive impact of foreign currency exchange rate fluctuations, our revenue grew by 7% on a constant currency basis in the three months ended March 30, 2014.

Revenue by product category. Revenue in upper extremity joints and trauma increased by 10% to $53.1 million for the three months ended March 30, 2014 from $48.1 million for the three months ended March 31, 2013, primarily as a result of the continued increase in sales of our Aequalis Ascend shoulder products, including the Aequalis Ascend Flex convertible shoulder system that was launched in the third quarter of 2013. We believe the increase in sales of our Aequalis Ascend shoulder products was due to continued market adoption of the Aequalis Ascend Flex. This increase was partially offset by disruption driven by our U.S. sales channel transition and decreased revenue from our mature shoulder products. Foreign currency exchange rate fluctuations had a positive impact of $0.2 million on the upper extremity joints and trauma revenue growth during the three months ended March 30, 2014. We anticipate that revenues from the Aequalis Ascend Flex will continue to grow relative to our mature shoulder products and that it will comprise a larger portion of our overall upper extremity joints and trauma business in future periods.

Revenue in lower extremity joints and trauma was $15.1 million for both the three months ended March 30, 2014 and the three months ended March 31, 2013 as growth in sales of our ankle arthroplasty products was offset by decreases in sales of our foot and ankle fixation products driven by the decision to terminate certain distributor relationships in the United States as part of our strategic initiative to transition our U.S. sales organization to focus on either upper or lower extremity products. We believe that this sales channel disruption could continue in lower extremity joints and trauma products in the United States as we progress further into fiscal year 2014.

Revenue in sports medicine and biologics decreased 5% to $3.9 million for the three months ended March 30, 2014 from $4.1 million for the three months ended March 31, 2013 as growth in sales of our suture and BioFiber products was more than offset by decreases in sales of certain anchor products and our Conexa product. The decrease in revenue reflects our increased focus and expectations on our extremities products.

Revenue from large joints and other increased by 11% to $17.0 million for the three months ended March 30, 2014 from $15.4 million in for the three months ended March 31, 2013 related primarily to growth in sales of our hip products due to increased case volume in Europe from new minimally invasive surgical techniques and new instrumentation, along with the positive impact of foreign currency exchange rate fluctuations. Foreign currency exchange rate fluctuations had a positive impact of $0.6 million on our large joints and other revenue during the three months ended March 30, 2014. Excluding the positive impact of foreign currency exchange rate fluctuations, our large joints and other revenue increased by 7% on a constant currency basis. We do not expect the increased hip procedure volume to continue in future quarters and we also see the potential for the recently enacted hip and knee reimbursement cuts in France to have an adverse impact on our pricing as those cuts flow through additional hospitals.

Revenue by geography. Revenue in the United States increased by 4% to $50.0 million for the three months ended March 30, 2014 from $48.0 million for the three months ended March 31, 2013, primarily due to increases in sales of the Aequalis Ascend Flex convertible shoulder and our Salto Talaris total ankle replacement system partially offset by decreases in revenue related to our mature shoulder products and foot and ankle fixation products. While revenue in the United States was up over the same quarter last year, we believe our U.S. revenue was negatively impacted by disruption from our U.S. sales organization transition in the first quarter of 2014 and we believe that this disruption could continue further into 2014 as we continue to make progress on this transition.

International revenue increased by 13% to $39.1 million for the three months ended March 30, 2014 from $34.7 million for the three months ended March 31, 2013. International revenue increased in France, Germany, Australia and the United Kingdom from increased procedure volumes. Foreign currency exchange rate fluctuations had a positive impact of $0.8 million on international revenue during the three months ended March 30, 2014. Excluding the positive impact of foreign currency exchange rate fluctuations, our international revenue increased by 10% on a constant currency basis.

Cost of goods sold. Cost of goods sold decreased to $22.5 million for the three months ended March 30, 2014 from $23.6 million for the three months ended March 31, 2013. As a percentage of revenue, cost of goods sold decreased to 25% for the three months ended March 30, 2014 from 28% for the three months ended March 31, 2013, primarily due to production efficiencies and the insourcing of certain products, along with a lower level of inventory fair value adjustments, partially offset by a higher level of excess and obsolete inventory charges. The inventory fair value adjustments included in cost of goods sold for the three months ended March 30, 2014 were approximately $0.3 million related to inventory acquired in our acquisitions of our stocking distributors in Canada and Australia compared to $1.8 million for the three months ended March 31, 2013 related to acquired inventory from our acquisition of OrthoHelix. We intend to continue to focus on improving our cost of goods sold as a percentage of revenue through a combination of manufacturing efficiencies, additional insourcing activities and improved product mix. However, our cost of goods sold and corresponding gross profit as a percentage of revenue can be expected to fluctuate in future periods depending upon certain factors, including, among others, changes in our product sales mix and prices, distribution channels and geographies, manufacturing yields, plans for insourcing some previously outsourced production activities, inventory reserves required, levels of production volume and fluctuating inventory costs due to changes in foreign currency exchange rates since the period they were manufactured. We expect the fair value adjustments related to acquired inventory to remain lower than the level experienced throughout 2013 as the adjustments related to OrthoHelix acquired inventory were fully recognized in 2013.

Selling, general and administrative. Our selling, general and administrative expenses increased by 13% to $58.8 million for the three months ended March 30, 2014 from $52.1 million for the three months ended March 31, 2013 primarily as a result of increased variable expenses due to higher revenue. As a percentage of revenue, selling, general and administrative expenses were 66% and 63% for the three months ended March 30, 2014 and March 31, 2013, respectively. The increase in selling, general and administrative expenses as a percentage of revenue was primarily a result of higher sales management and distribution costs related to our direct sales force and an increase in expense related to the consumption of instrument spare parts. We expect selling, general and administrative expenses as a percentage of revenue to be higher than historical levels in the near term until we experience the full anticipated revenue benefits of our U.S. sales channel transitions, integration initiatives, investments in sales resources, training and education, and new product launches.

Research and development. Research and development expenses decreased to $5.7 million for the three months ended March 30, 2014 from $6.2 million for the three months ended March 31, 2013. As a percentage of revenue, research and development expenses decreased 1% to 6% for the three months ended March 30, 2014 from 7% for the three months ended March 31, 2013. The decrease in research and development expenses was primarily due to the timing of certain development projects. We expect research and development expenses as a percentage of revenue to approximate 7% in future periods.

Amortization of intangible assets. Amortization of intangible assets increased $0.5 million to $4.3 million for the three months ended March 30, 2014 from $3.8 million for the three months ended March 31, 2013. The increase in amortization expense was primarily attributable to an increase in intangible assets due to acquisitions that occurred throughout 2013.

Special charges. We recorded $2.7 million in special charges for the three months ended March 30, 2014 compared to $1.5 million for the three months ended March 31, 2013. The $2.7 million in special charges for the three months ended March 30, 2014 were primarily comprised of $1.9 million of integration and distributor transition costs and $0.4 million of costs related to the OrthoHelix restructuring initiative. Special charges for the three months ended March 31, 2013 related to integration and distributor transition costs. We expect to record special charges in 2014 totaling between $5.6 million and $6.8 million primarily related to our ongoing U.S. sales channel transition initiative and integration activities and OrthoHelix restructuring efforts. See Note 11 to our consolidated financial statements for further detail on special charges.

Interest income. Our interest income was immaterial for both the three months ended March 30, 2014 and March 31, 2013.

Interest expense. Our interest expense decreased to $1.3 million for the three months ended March 30, 2014 from $2.2 million for the three months ended March 31, 2013 due primarily to the repayment of our $40.0 million Euro denominated term loan and a $10.5 million repayment of principal on our U.S. dollar denominated term loan in the second quarter of 2013.

Foreign currency transaction gain (loss). We recognized $0.2 million of foreign currency transaction gain for the three months ended March 30, 2014 compared to a $0.1 million foreign currency transaction loss for the three months ended March 31, 2013. Foreign currency gains and losses are recognized when a transaction is denominated in a currency other than the subsidiary’s functional currency. The increase in foreign currency transaction gain was primarily attributable to foreign currency exchange rate fluctuations on foreign currency denominated intercompany payables and receivables.

Other non-operating income. Our other non-operating income was immaterial for both the three months ended March 30, 2014 and March 31, 2013.

Income tax benefit (expense). We recorded an income tax benefit of $0.9 million during the three months ended March 30, 2014 compared to an income tax expense of less than $0.1 million during the three months ended March 31, 2013. We recognized $0.2 million of tax benefit in certain of our European jurisdictions during the three months ended March 30, 2014, along with an additional tax benefit of $0.7 million primarily related to the reversal of a reserve for uncertain tax positions. Our effective tax rate for the three months ended March 30, 2014 and March 31, 2013 was 14.7% and (0.6%), respectively. The change in our effective tax rate from the three months ended March 31, 2013 to the three months ended March 30, 2014 was primarily driven by reserve reversals on uncertain income tax positions due to the expiration of the related statute of limitations.

Foreign Currency Exchange Rates

A substantial portion of our business is located outside the United States, and as a result, we generate revenue and incur expenses denominated in currencies other than the U.S. dollar. As a result, fluctuations in the value of foreign currencies relative to the U.S. dollar can impact our operating results. The majority of our operations denominated in currencies other than the U.S. dollar are denominated in Euros. During the three months ended March 30, 2014 and March 31, 2013, approximately 44% and 42%, respectively, of our revenue was denominated in foreign currencies. As a result, our revenue can be significantly impacted by fluctuations in foreign currency exchange rates. We expect that foreign currencies will continue to represent a similarly significant percentage of our revenue in the future. Selling, marketing and administrative costs related to these sales are largely denominated in the same foreign currencies, thereby limiting our foreign currency transaction risk exposure to some extent. In addition, we also have significant levels of other selling, general and administrative expenses and research and development expenses denominated in foreign currencies. We, therefore, believe that the risk of a significant impact on our earnings from foreign currency fluctuations is mitigated to some extent.

A substantial portion of the products we sell in the United States are manufactured in countries where costs are incurred in Euros. Fluctuations in the Euro to U.S. dollar exchange rate will have an impact on the cost of the products we manufacture in those countries, but we would not likely be able to change our U.S. dollar selling prices of those same products in the United States in response to those cost fluctuations. As a result, fluctuations in the Euro to U.S. dollar exchange rates could have a significant impact on our gross profit in future periods in which that inventory is sold. Impacts associated with fluctuations in foreign currency exchange rates are discussed in more detail under “Item 3. Quantitative and Qualitative Disclosures about Market Risk.”

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

We have experienced and expect to continue to experience meaningful variability in our revenue and gross profit among quarters, as well as within each quarter, as a result of a number of factors including, among other things, transitions to direct selling models in certain geographies and the transition of our U.S. sales channel towards focusing separately on upper and lower extremity products; the number and mix of products sold in the quarter and the geographies in which they are sold; the demand for, and pricing of our products and the products of our competitors; the timing of or failure to obtain regulatory clearances or approvals for products; costs, benefits and timing of new product introductions; the level of competition; the timing and extent of promotional pricing or volume discounts; changes in average selling prices; the availability and cost of components and materials; number of selling days; fluctuations in foreign currency exchange rates; the timing of patients’ use of their calendar year medical insurance deductibles; and impairment and other special charges.

Liquidity and Capital Resources

Working Capital

Since inception, we have generated significant operating losses resulting in an accumulated deficit of $277.4 million as of March 30, 2014. Historically, our liquidity needs have been met through a combination of sales of our equity and commercial debt financing. We believe that our cash and cash equivalents balance of approximately $49.4 million as of March 30, 2014, along with $30.0 million of available credit under our revolving credit facility, will be sufficient to fund our working capital requirements and operations, including recent and potential acquisitions to continue our U.S. sales channel transition and international expansion, and permit anticipated capital expenditures during the next twelve months, although we may seek to increase our credit availability under our existing credit facility to provide further working capital flexibility. In the event that we would require additional working capital to fund future operations or for other needs, we could seek to acquire that through additional issuances of equity or additional debt financing arrangements, which may or may not be available on favorable terms at such time.

The following table sets forth, for the periods indicated, certain liquidity measures:

	As of
	March 30, 2014	December 29, 2013
	($ in thousands)
Cash and cash equivalents	$49,413	$56,784
Working capital	142,753	150,209
Available lines of credit	30,000	30,000
Total short and long term debt	68,957	69,081

Total working capital, which includes cash and cash equivalents, was negatively impacted during the three months ended March 30, 2014 as a result of increased capital expenditures and a higher level of accrued expenses due to increased revenue.

Credit Facility

We entered into our credit facility in October 2012 to fund our acquisition of OrthoHelix. Under the credit facility, we obtained credit of $145 million, consisting of: (1) a senior secured term loan facility denominated in U.S. dollars in an aggregate principal amount of up to $75 million (referred to as the USD term loan facility); (2) a senior secured term loan facility denominated in Euros in an aggregate principal amount of up to the U.S. dollar equivalent of $40 million (referred to as the EUR term loan facility); and (3) a senior secured revolving credit facility denominated at our election, in U.S. dollars, Euros, pounds, sterling and yen in an aggregate principal amount of up to the U.S. dollar equivalent of $30 million. The initial borrowings under the term loan facilities were used to pay a portion of the OrthoHelix acquisition consideration, and fees, costs and expenses incurred in connection with the acquisition and the credit facility and to repay prior existing indebtedness. As of March 30, 2014, we had $61.1 million of term debt, net of the debt discount, outstanding under this credit facility and no borrowings under our revolving credit facility. The term loan matures in October 2017. Funds available under the revolving credit facility may be used for general corporate purposes. We may explore a potential increase in the credit availability under our existing credit facility, subject to customary negotiations with and approval by the related lenders. A potential increase in the credit availability under the credit facility could result in additional term debt or additional credit availability under the revolving credit facility, either of which, if agreed upon, could result in an amendment to our existing credit facility agreement.

At our option, borrowings under our revolving credit facility and our U.S. dollar denominated term loan facility bear interest at (a) the alternate base rate (if denominated in U.S. dollars), equal to the greatest of (i) the prime rate in effect on such day, (ii) the federal funds rate in effect on such day plus 1/2 of 1%, and (iii) the adjusted LIBO rate plus 1%, plus in the case of each of (i)-(iii) above, an applicable rate of 2.00% or 2.25% (depending on our total net leverage ratio as defined in our credit agreement), or (b) the applicable adjusted LIBO rate for the relevant interest period (we are subject to a 1% floor on any term borrowings) plus an applicable rate of 3.00% or 3.25% (depending on our total net leverage ratio), plus the mandatory cost (as defined in our credit agreement) if such loan is made in a currency other than U.S. dollars or from a lending office in the United Kingdom or a participating member state (as defined in our credit agreement). In addition, we are subject to a 0.5% interest rate on the unfunded balance related to the line of credit.

The credit agreement contains customary covenants, including financial covenants which require us to maintain minimum interest coverage and maximum total net leverage ratios, and customary events of default. The obligations under the credit agreement are guaranteed by us, Tornier Inc., and certain other of our subsidiaries, and subject to certain exceptions, are secured by a first priority security interest in substantially all of our assets and the assets of certain of our existing and future subsidiaries of Tornier. We were in compliance with all covenants as of March 30, 2014.

Other Liquidity Information

In connection with our acquisition of OrthoHelix, we agreed to pay in cash additional earn-out payments of up to an aggregate of $20 million based upon our sales of lower extremity joints and trauma products during 2013 and 2014. As a result of the earn-out, we expect to pay $4.6 million in the second quarter of 2014 based on growth in revenue of our lower extremity joints and trauma products during 2013. Any potential payment related to 2014 sales would be payable in the first half of 2015.

In addition, in connection with our acquisitions of certain stocking distributors in Canada, Australia and the United Kingdom and certain U.S. distributors and independent sales agencies during 2013 and 2014, we agreed to pay in cash additional contingent consideration of up to $3.9 million over the next two years.

Cash Flows

The following summarizes the components of our consolidated statements of cash flows for the three months ended March 30, 2014 and March 31, 2013:

Operating activities. Net cash provided by operating activities was $3.4 million for the three months ended March 30, 2014 compared to $16.4 million for the three months ended March 31, 2013. This decrease of $13.1 million in operating cash flow was primarily attributable to a decrease in cash from working capital.

Investing activities. Net cash used in investing activities totaled $10.6 million and $10.7 million for the three months ended March 30, 2014 and March 31, 2013, respectively. Our industry is capital intensive, particularly as it relates to surgical instrumentation. Our instrument additions were $6.8 million and $4.9 million for the three months ended March 30, 2014 and March 31, 2013, respectively. Instrument additions were higher for the three months ended March 30, 2014 due to the global launch of products acquired in 2012 from OrthoHelix and additional set builds to support the 2013 launches of the Aequalis Ascend Flex and Latitude EV. Our expenditures related to property, plant and equipment were $1.8 million and $2.8 million for the three months ended March 30, 2014 and March 31, 2013, respectively.

Financing activities. Net cash used in financing activities was less than $0.1 million for the three months ended March 30, 2014 compared to net cash provided by financing activities of $0.2 million from the three months ended March 31, 2013. This change was due to a decrease in cash received from stock option exercises.

Contractual Obligations and Commitments

We refer you to the description of our contractual obligations and commitments as of December 29, 2013 as set forth in our annual report on Form 10-K for the fiscal year ended December 29, 2013. There were no material changes to such information since that date through March 30, 2014, except for an increase in contingent consideration of $1.4 million related to acquisitions of certain U.S. distributors in the first quarter of 2014 that are payable in the next 12 months.

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

Critical Accounting Policies

Information on judgments related to our most critical accounting policies and estimates is discussed in Item 7 of our annual report on Form 10-K for the year ended December 29, 2013. Certain of our critical accounting estimates require the application of significant judgment by management in selecting the appropriate assumptions in determining the estimate. By their nature, these judgments are subject to an inherent degree of uncertainty. We develop these judgments based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Actual results may differ from these judgments under different assumptions or conditions. Different, reasonable estimates could have been used for the current period. Additionally, changes in accounting estimates are reasonably likely to occur from period to period. Both of these factors could have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. All of our significant accounting policies are more fully described in Note 2 to our consolidated financial statements set forth in our annual report on Form 10-K for the year ended December 29, 2013. There have been no significant changes to the policies related to our critical accounting estimates since December 29, 2013.

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

Interest Rate Risk

Borrowings under our revolving credit facility and U.S. dollar denominated term loan bear interest at variable rates. As of March 30, 2014, we had no borrowings under our revolving credit facility and $61.1 million, net of the related debt discount, in borrowings under our U.S. dollar denominated term loan and other debt. Based upon this debt level, and the LIBOR floor on our interest rate, a 100 basis point increase in the annual interest rate on such borrowings would have an immaterial impact on our interest expense on an annual basis.

At our option, borrowings under our revolving credit facility and our U.S. dollar denominated term loan facility bear interest at (a) the alternate base rate (if denominated in U.S. dollars), equal to the greatest of (i) the prime rate in effect on such day, (ii) the federal funds rate in effect on such day plus 1/2 of 1%, and (iii) the adjusted LIBO rate plus 1%, plus in the case of each of (i)-(iii) above, an applicable rate of 2.00% or 2.25% (depending on our total net leverage ratio as defined in our credit agreement), or (b) the applicable adjusted LIBO rate for the relevant interest period (subject to a 1% LIBOR floor an all term debt) plus an applicable rate of 3.00% or 3.25% (depending on our total net leverage ratio), plus the mandatory cost (as defined in our credit agreement) if such loan is made in a currency other than U.S. dollars or from a lending office in the United Kingdom or a participating member state (as defined in our credit agreement). Additionally, we are subject to an interest rate of 0.5% on our unfunded balance related to our revolving credit facility.

At March 30, 2014, our cash and cash equivalents were $49.4 million. Based on our annualized average interest rate, a 10% decrease in the annual interest rate on such balances would result in an immaterial impact on our interest income on an annual basis.

Foreign Currency Exchange Rate Risk

Fluctuations in the exchange rate between the U.S. dollar and foreign currencies could adversely affect our financial results. For the three months ended March 30, 2014 and March 31, 2013, approximately 44% and 42%, respectively, of our revenues were denominated in foreign currencies. We expect that foreign currencies will continue to represent a similarly significant percentage of our revenues in the future. Operating expenses related to these revenues are largely denominated in the same respective currency, thereby limiting our transaction risk exposure, to some extent. However, for revenues not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases and if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our prices not being competitive in a market where business is transacted in the local currency.

For the three months ended March 30, 2014, approximately 79% of our revenues denominated in foreign currencies were derived from European Union countries and were denominated in Euros. Additionally, we have significant intercompany payables and debt with certain European subsidiaries, which are denominated in foreign currencies, principally the Euro. Our principal exchange rate risk therefore exists between the U.S. dollar and the Euro. Fluctuations from the beginning to the end of any given reporting period result in the re-measurement of our foreign currency-denominated cash, receivables, payables and debt, generating currency transaction gains or losses that impact our non-operating income/expense levels in the respective period and are reported in foreign currency transaction gain (loss) in our consolidated financial statements. We economically hedged our exposure to fluctuations in the Euro and other currencies by entering into foreign exchange forward contracts.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our President and Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 240.15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of March 30, 2014. Based on that review and evaluation, which included inquiries made to certain of our other employees, the Certifying Officers have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to Tornier required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the first quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Not applicable.

ITEM 1A.	RISK FACTORS

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. For a discussion of the specific risks that could materially adversely affect our business, financial condition or operating results, please see our annual report on Form 10-K for the fiscal year ended December 29, 2013 under the heading “Part I — Item 1A. Risk Factors.” There has been no material change to the risk factors as disclosed in that report, other than the addition of the following two new risk factors:

Our business and operating results may suffer if our manufacturing capacity does not match the demand for our products.

Because we cannot immediately adapt our manufacturing capacity and related cost structures to rapidly changing market conditions, our operating results may be adversely affected when demand does not match our current manufacturing capacity. During the first quarter of 2014, we experienced increased demand for certain of our hip products due to increased case volume in Europe from new minimally invasive surgical technique and new instrumentation and increased demand for a new cementless version of our knee product. While we do not expect the increased hip procedure volume to continue in future quarters, this increased demand has strained and may continue to strain our manufacturing capacity for these products, as well as our extremities products which also are manufactured at our manufacturing facilities. We cannot guarantee that we will be able to increase manufacturing capacity to a level that meets demand for our products. If we cannot increase our manufacturing capacity to meet product demand, we will not be able to fulfill orders in a timely manner which could lead to order cancellations, contract breaches or indemnification obligations. This may result in the loss of customers, provide an opportunity for competing products to gain market share and otherwise adversely affect our operating results. However, if we overestimate demand for our products and overbuild our capacity, we may have significantly underutilized assets and we may experience reduced margins. If we do not accurately align our manufacturing capabilities with demand, it could have a material adverse effect on our business and operating results.

The impact of consolidation and acquisitions of competitors is difficult to predict and may harm our business.

The orthopaedic industry is intensely competitive and has been subject to increasing consolidation. For instance, in April 2014, Zimmer Holdings, Inc. announced its acquisition of Biomet, Inc., in February 2014, Smith & Nephew, Inc. announced its acquisition of ArthroCare Corporation, Wright Medical Group, Inc. acquired OrthoPro in February 2014, Solana Surgical, LLC in January 2014 and Biotech International in November 2013 and Stryker Corporation acquired MAKO Surgical Corp. in December 2013. Consolidation in our industry could result in existing competitors increasing their market share through business combinations and result in stronger competitors, which could have a material adverse effect on our business, financial condition and results of operations. We may not be able to compete successfully in an increasingly consolidated industry and cannot predict with certainty how industry consolidation will affect our competitors or us.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

During the first quarter of 2014, we did not issue any ordinary shares or other equity securities of our company that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

We did not purchase any ordinary shares or other equity securities of ours during the first quarter of 2014.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

The following exhibits are filed or furnished with this quarterly report on Form 10-Q:

Exhibit No.	Description

10.1	Tornier N.V. Corporate Performance Incentive Plan (Incorporated by reference to Exhibit 10.15 to Tornier’s annual report on Form 10-K for the fiscal year ended December 29, 2013 (File No. 001-35065))

10.2	Purchase Agreement, dated February 24, 2014, among Tornier N.V., TMG Holdings Coöperatief U.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (Incorporated by reference to Exhibit 1.1 to Tornier’s current report on Form 8-K as filed with the Securities and Exchange Commission on February 28, 2014 (File No. 001-35065))

12.1	Ratio of Earnings to Fixed Charges (Filed herewith)

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

101	The following materials from Tornier N.V.’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets as of March 30, 2014 and December 29, 2013, (ii) the unaudited Consolidated Statements of Operations for the three ended March 30, 2014 and March 31, 2013, (iii) the unaudited Consolidated Statements of Comprehensive (Loss) Income for the three months ended March 30, 2014 and March 31, 2013, (iv) the unaudited Consolidated Statements of Cash Flows for the three months ended March 30, 2014 and March 31, 2013 and (v) Notes to Consolidated Financial Statements (Filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TORNIER N.V.

Date: May 6, 2014	By:	/s/ David H. Mowry
David H. Mowry
President and Chief Executive Officer
(principal executive officer)

By:	/s/ Shawn T McCormick
Shawn T McCormick
Chief Financial Officer
(principal financial and accounting officer)

TORNIER N.V. QUARTERLY REPORT ON FORM 10-Q EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

10.1	Tornier N.V. Corporate Performance Incentive Plan	Incorporated by reference to Exhibit 10.15 to Tornier’s annual report on Form 10-K for the fiscal year ended December 29, 2013 (File No. 001-35065)

10.2	Purchase Agreement, dated February 24, 2014, among Tornier N.V., TMG Holdings Coöperatief U.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated	Incorporated by reference to Exhibit 1.1 to Tornier’s current report on Form 8-K as filed with the Securities and Exchange Commission on February 28, 2014 (File No. 001-35065)

12.1	Ratio of Earnings to Fixed Charges	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101	The following materials from Tornier N.V.’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets as of March 30, 2014 and December 29, 2013, (ii) the unaudited Consolidated Statements of Operations for the three ended March 30, 2014 and March 31, 2013, (iii) the unaudited Consolidated Statements of Comprehensive (Loss) Income for the three months ended March 30, 2014 and March 31, 2013, (iv) the unaudited Consolidated Statements of Cash Flows for the three months ended March 30, 2014 and March 31, 2013 and (v) Notes to Consolidated Financial Statements	Filed herewith