Form 10-Q
period 2014-06-29
Tornier N.V.
filed 2014-08-07
CIK 1492658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2014

or

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

As of August 1, 2014, there were 48,909,656 ordinary shares outstanding.

TORNIER N.V.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 29, 2014

References to “Tornier,” “Company,” “we,” “our” or “us” in this report refer to Tornier N.V. and its subsidiaries, unless the context otherwise requires.

This report contains references to among others, our trademarks Aequalis®, Aequalis Ascend®, Aequalis Ascend Flex™, Latitude®, Latitude® EV, Salto®, Salto Talaris®, Salto® Total Ankle™, Simpliciti™, Conexa™, BioFiber®, and Tornier®. All other trademarks or trade names referred to in this report are the property of their respective owners.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements including, in particular, the statements about our plans, objectives, strategies and prospects regarding, among other things, our financial condition, operating results and business. We have identified some of these forward-looking statements with words like “believe,” “may,” “will,” “should,” “could,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate” or “continue,” other words and terms of similar meaning and the use of future dates. These forward-looking statements are based on current expectations about future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control and could cause our actual results to differ materially from those matters expressed or implied by our forward-looking statements. Forward-looking statements (including oral representations) are only predictions or statements of current plans and can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including, among other things, risks associated with:

•	our history of operating losses and negative cash flow;

•	our reliance on our independent sales agencies and distributors to sell our products and the effect on our business and operating results of agency and distributor changes, transitions to direct selling models in certain geographies, including most recently in the United States, Canada, Australia, Japan, Belgium and Luxembourg, and the recent transition of our U.S. sales channel towards focusing separately on upper and lower extremity products, and the adverse impact of such changes and transitions on our revenue and other operating results;

•	weakness in the global economy, which has been and may continue to be exacerbated by austerity measures taken by several countries, and automatic and discretionary governmental spending cuts, which could reduce the availability or affordability of private insurance or Medicare or other governmental reimbursement or may affect patient decision to undergo elective procedures, and could otherwise adversely affect our business and operating results;

•	our reliance on sales of our upper extremity joints and trauma products, including in particular our shoulder products, which generate a significant portion of our revenue, and the third quarter of 2013 launch of our Aequalis Ascend Flex;

•	deriving a significant portion of our revenues from operations in certain geographic markets that are subject to political, economic and social instability, including in particular France, and risks and uncertainties involved in launching our products in certain new geographic markets, including in particular Japan, China and Brazil;

•	fluctuations in foreign currency exchange rates;

•	disruption and turmoil in global credit and financial markets, which may be exacerbated by the inability of certain countries to continue to service their sovereign debt obligations;

•	our implementation of a new enterprise resource planning (ERP) system across significant operating locations and potential disruption in our business and internal control over financial reporting and delays experienced in connection with such implementation;

•	not successfully developing and marketing new products and technologies and implementing our business strategy;

•	not successfully competing against our existing or potential competitors and the effect of significant recent consolidations amongst our competitors;

•	our October 2012 acquisition of OrthoHelix Surgical Designs, Inc., and risks related thereto, including our inability to integrate successfully our commercial organizations, including in particular our distribution and sales representative arrangements, and our failure to realize the anticipated benefits and synergies to our business and operating results;

•	the reliance of our business plan on certain market assumptions;

•	our private label manufacturers failing to provide us with sufficient supply of their products, or failing to meet appropriate quality requirements;

•	our inability to timely manufacture products or instrument sets to meet demand;

•	our plans to bring the manufacturing of certain of our products in-house and possible disruptions we may experience in connection with such transition;

•	our plans to increase our gross margins by taking certain actions designed to do so;

•	the loss of key suppliers, which may result in our inability to meet customer orders for our products in a timely manner or within our budget;

•	our patents and other intellectual property rights not adequately protecting our products or alleged claims of patent infringement by us, which may result in our loss of market share to our competitors and increased expenses;

•	the incurrence of significant expenditures of resources to maintain relatively high levels of inventory, which could reduce our cash flows and increase the risk of inventory obsolescence, which could harm our operating results;

•	our credit agreement, senior secured term loan and revolving credit facility and risks related thereto;

•	our inability to access our revolving credit facility or increase it or raise capital when needed, which could force us to delay, reduce, eliminate or abandon our commercialization efforts or product development programs;

•	restrictive affirmative financial and other covenants in our credit agreement that may limit our operating flexibility;

•	consolidation in our industry that could lead to demands for price concessions or the exclusion of some suppliers from certain of our markets, which could have an adverse effect on our business, financial condition or operating results;

•	our clinical trials and their results and our reliance on third parties to conduct them;

•	regulatory clearances or approvals and the extensive regulatory requirements to which we are subject;

•	the compliance of our products with the laws and regulations of the countries in which they are marketed, which compliance may be costly and time-consuming;

•	the use, misuse or off-label use of our products that may harm our image in the marketplace or result in injuries that may lead to product liability suits, which could be costly to our business or result in governmental sanctions;

•	healthcare reform legislation, including the excise tax on U.S. sales of certain medical devices, and its implementation, possible additional legislation, regulation and other governmental pressure in the United States and globally, which may affect utilization, pricing, reimbursement, taxation and rebate policies of governmental agencies and private payors, which could have an adverse effect on our business, financial condition or operating results; and

•	pending and future litigation, which could have an adverse effect on our business, financial condition or operating results.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TORNIER N.V. AND SUBSIDIARIES

Consolidated Balance Sheets

(U.S. dollars in thousands, except share and per share amounts)

	June 29, 2014	December 29, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$31,771	$56,784
Accounts receivable (net of allowance of $5,393 and $5,080, respectively)	58,644	55,555
Inventories	95,560	87,011
Deferred income taxes	5,551	5,601
Prepaid taxes	14,461	14,667
Prepaid expenses	4,141	3,151
Other current assets	6,674	3,756

Total current assets	216,802	226,525
Instruments, net	68,943	63,055
Property, plant and equipment, net	44,419	43,494
Goodwill	252,974	251,540
Intangible assets, net	108,720	117,608
Deferred income taxes	660	660
Other assets	1,448	2,544

Total assets	$693,966	$705,426

Liabilities and shareholders’ equity
Current liabilities:
Short-term borrowings and current portion of long-term debt	$1,364	$1,438
Accounts payable	21,149	17,326
Accrued liabilities	53,120	50,714
Income taxes payable	1,354	397
Contingent consideration, current	8,667	6,428
Deferred income taxes	14	13

Total current liabilities	85,668	76,316
Long-term debt	67,948	67,643
Deferred income taxes	21,255	21,489
Contingent consideration, long-term	148	6,528
Other non-current liabilities	7,635	7,642

Total liabilities	182,654	179,618
Shareholders’ equity:
Ordinary shares, €0.03 par value; authorized 175,000,000; issued and outstanding 48,797,382 and 48,508,612 at June 29, 2014 and December 29, 2013, respectively	1,932	1,921
Additional paid-in capital	776,143	769,466
Accumulated deficit	(287,841)	(272,158)
Accumulated other comprehensive income	21,078	26,579

Total shareholders’ equity	511,312	525,808

Total liabilities and shareholders’ equity	$693,966	$705,426

The accompanying notes are an integral part of the consolidated financial statements.

TORNIER N.V. AND SUBSIDIARIES

Consolidated Statements of Operations

(U.S. dollars in thousands, except share and per share amounts)

	Three months ended		Six months ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
	(unaudited)		(unaudited)
Revenue	$86,850	$78,135	$175,875	$160,820
Cost of goods sold	21,227	22,309	43,691	45,933

Gross profit	65,623	55,826	132,184	114,887
Operating expenses:
Selling, general and administrative	62,504	51,467	121,352	103,603
Research and development	6,068	5,543	11,790	11,725
Amortization of intangible assets	4,320	3,784	8,654	7,621
Special charges	686	3,408	3,372	4,927

Total operating expenses	73,578	64,202	145,168	127,876

Operating loss	(7,955)	(8,376)	(12,984)	(12,989)
Other income (expense):
Interest income	40	57	108	96
Interest expense	(1,365)	(2,037)	(2,714)	(4,255)
Foreign currency transaction loss	(214)	(705)	(43)	(786)
Loss on extinguishment of debt	—	(1,127)	—	(1,127)
Other non-operating income	7	71	9	88

Loss before income taxes	(9,487)	(12,117)	(15,624)	(18,973)
Income tax expense	(961)	(420)	(61)	(462)

Consolidated net loss	$(10,448)	$(12,537)	$(15,685)	$(19,435)

Net loss per share:
Basic and diluted	$(0.21)	$(0.28)	$(0.32)	$(0.45)
Weighted average shares outstanding:
Basic and diluted	48,612	45,004	48,568	43,379

TORNIER N.V. AND SUBSIDIARIES

Consolidated Statements of Comprehensive (Loss)

(U.S. dollars in thousands)

	Three months ended		Six months ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Consolidated net loss	$(10,448)	$(12,537)	$(15,685)	$(19,435)
Foreign currency translation adjustments	(3,818)	6,203	(5,501)	73

Comprehensive loss	$(14,266)	$(6,334)	$(21,186)	$(19,362)

The accompanying notes are an integral part of the consolidated financial statements.

TORNIER N.V. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(U.S. dollars in thousands)

	Six months ended
	June 29, 2014	June 30, 2013
	(unaudited)
Cash flows from operating activities:
Consolidated net loss	$(15,685)	$(19,435)
Adjustments to reconcile consolidated net loss to cash provided by operating activities:
Depreciation and amortization	20,262	17,781
Non-cash foreign currency loss	39	786
Deferred income taxes	(2,435)	2,328
Tax benefit from reversal of valuation allowance	(146)	(540)
Share-based compensation	4,521	3,069
Non-cash interest expense and discount amortization	354	566
Inventory obsolescence	5,678	4,179
Loss on extinguishment of debt	—	1,127
Acquired inventory step up	420	3,676
Other non-cash items affecting earnings	326	1,306
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(3,219)	1,345
Inventories	(15,326)	(2,060)
Accounts payable and accruals	8,167	5,546
Other current assets and liabilities	(3,347)	(2,061)
Other non-current assets and liabilities	496	128

Net cash provided by operating activities	105	17,741
Cash flows from investing activities:
Acquisition-related cash payments	(7,602)	(5,672)
Purchases of intangible assets	(20)	(451)
Additions of instruments	(14,535)	(12,450)
Purchases of property, plant and equipment	(4,880)	(4,778)

Net cash used in investing activities	(27,037)	(23,351)
Cash flows from financing activities:
Change in short-term debt	—	(1,000)
Repayments of long-term debt	(563)	(53,329)
Proceeds from long-term debt	477	—
Deferred financing costs	—	(53)
Issuance of ordinary shares from stock option exercises	2,067	9,386
Proceeds from issuance of ordinary shares	129	78,870

Net cash provided by financing activities	2,110	33,874
Effect of exchange rate changes on cash and cash equivalents	(191)	(657)

(Decrease) increase in cash and cash equivalents	(25,013)	27,607

Cash and cash equivalents:
Beginning of period	56,784	31,108

End of period	$31,771	$58,715

Non-cash investing and financing activities:
Fixed assets acquired pursuant to capital lease	—	13
Capitalized software development costs	—	1,516

The accompanying notes are an integral part of the consolidated financial statements.

TORNIER N.V. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(unaudited)

1. Business Description

Tornier N.V. (Tornier or the Company) is a global medical device company focused on providing solutions to surgeons that treat musculoskeletal injuries and disorders of the shoulder, elbow, wrist, hand, ankle and foot, which are collectively referred to as “extremity joints.” The Company sells to this surgeon base a broad line of joint replacement, trauma, sports medicine and biologic products to treat extremity joints. In certain international markets, the Company also offers joint replacement products for the hip and knee.

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

Recently Issued Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-11, Income Taxes (ASC Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The ASU requires entities to present unrecognized tax benefits as a decrease in a net operating loss, similar to tax loss or tax credit carryforward if certain criteria are met. The standard clarifies presentation requirements for unrecognized tax benefits but will not alter the way in which entities assess deferred tax assets for realizability. The guidance is effective for the fiscal year, and interim periods within that fiscal year, beginning after December 15, 2013. The Company adopted this guidance beginning in the first quarter of 2014. The impact of adoption was not material.

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

In February 2013, the FASB issued ASU 2013-04, Liabilities (ASC Topic 405), Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date. The ASU requires an entity that is jointly and severally liable to measure the obligation as the sum of the amount the entity has agreed with co-obligors to pay and any additional amount it expects to pay on behalf of one or more co-obligors. The amendment is effective for the fiscal year, and interim periods within that fiscal year, beginning after December 15, 2013 and should be applied retrospectively. The Company adopted this guidance beginning in the first quarter of 2014. The impact of adoption was not material.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (ASC Topic 205) and Property, Plant, and Equipment (ASC Topic 360)—Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 provides new guidance related to the definition of a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. This new guidance is effective for annual periods beginning on or after December 15, 2014 and interim periods within those years. Beginning in 2015, the Company will adopt the new guidance, as applicable, to future disposals of components or classifications as held for sale.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers issued as a new topic, ASC 606. ASU 2014-09 provides new guidance related to how an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, ASU 2014-08 specifies new accounting for costs associated with obtaining or fulfilling contracts with customers and expands the required disclosures related to revenue and cash flows from contracts with customers. This new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption, with early application not permitted. The Company is currently determining its implementation approach and assessing the impact on its consolidated financial statements and related disclosures.

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

A summary of the financial assets and liabilities that are measured at fair value on a recurring basis at June 29, 2014 and December 29, 2013 are as follows:

	June 29, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$31,771	$31,771	$—	$—
Contingent consideration	(8,815)	—	—	(8,815)
Derivative assets	89	—	89	—

Total, net	$23,045	$31,771	$89	$(8,815)

	December 29, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$56,784	$56,784	$—	$—
Contingent consideration	(12,956)	—	—	(12,956)
Derivative assets	238	—	238	—

Total, net	$44,066	$56,784	$238	$(12,956)

As of June 29, 2014 and December 29, 2013, the Company had derivative assets with fair values of $0.1 million and $0.2 million, respectively, with recurring Level 2 fair value measurements. The derivatives are foreign exchange forward contracts and their fair values are based on pricing for similar recently executed transactions. The amount of gain recognized in foreign currency transaction loss for the six months ended June 29, 2014 and June 30, 2013 related to these derivatives is $0.2 million and $0.1 million, respectively.

Included in Level 3 fair value measurements as of June 29, 2014 is a $5.9 million contingent consideration liability related to potential earn-out payments for the acquisition of OrthoHelix Surgical Designs, Inc. (OrthoHelix) that was completed in October 2012, a $2.3 million contingent consideration liability related to potential earn-out payments for distributor acquisitions in the United States that occurred throughout 2013 and the first six months of 2014, a $0.4 million contingent consideration liability related to potential earn-out payments for the acquisition of the Company’s exclusive distributor in Belgium and Luxembourg that was completed in May 2012, and a $0.2 million contingent consideration liability related to potential earn-out payments related to the acquisition of a distributor in Australia that was completed in 2013. Contingent consideration liabilities are carried at fair value and are included in contingent consideration (short-term and long-term) on the consolidated balance sheets. The contingent consideration liabilities were determined based on discounted cash flow analyses that included revenue estimates and a discount rate, which are considered significant unobservable inputs as of June 29, 2014. The revenue estimates were based on current management expectations for these businesses and the discount rate used was between 8-11% and was based on the Company’s estimated weighted average cost of capital as adjusted for each transaction. To the extent that these assumptions were to change, the fair value of the contingent consideration liabilities could change significantly. Included in interest expense on the consolidated statements of operations for the six months ended June 29, 2014 and June 30, 2013 is $0.3 million and $0.6 million, respectively, related to the accretion of the contingent consideration. There were no transfers between levels during the periods presented.

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

A rollforward of the Level 3 contingent consideration liabilities, both short and long-term, for the six months ended June 29, 2014 is as follows (in thousands):

Contingent consideration liability at December 29, 2013	$12,956
Additions	1,670
Fair value adjustments	(312)
Settlements	(5,802)
Interest accretion	299
Foreign currency translation	4

Contingent consideration liability at June 29, 2014	$8,815

The Company also has certain assets and liabilities that are measured at fair value on a non-recurring basis. The Company reviews the carrying amount of its long-lived assets other than goodwill for potential impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable. During the six months ended June 29, 2014 and June 30, 2013, the Company recognized no impairments. During 2013, the Company initiated and completed a facilities consolidation initiative that included the termination of certain facility leases. The termination liability for these leases was determined using a discounted cash flow analysis that included a discount rate assumption, which is based on the credit adjusted risk free interest rate input, and an assumption related to the timing and amount of sublease income. The timing of the sublease income is a significant unobservable input and thus is considered a Level 3 fair value measurement. As of June 29, 2014, the value of this liability was $0.3 million.

As of June 29, 2014 and December 29, 2013, the Company had short-term and long-term debt of $69.3 million and $69.1 million, respectively, the vast majority of which was variable rate debt. The fair value of the Company’s debt obligations approximates carrying value as a result of its variable rate term and is considered a Level 2 fair value measurement.

4. Inventories

Inventory balances consist of the following (in thousands):

	June 29, 2014	December 29, 2013
Raw materials	$7,007	$6,840
Work-in-process	13,154	9,171
Finished goods	75,399	71,000

Total	$95,560	$87,011

5. Property, Plant and Equipment

Property, plant and equipment balances consist of the following (in thousands):

	June 29, 2014	December 29, 2013
Land	$1,651	$1,886
Building and improvements	13,646	14,255
Machinery and equipment	31,771	31,192
Furniture, fixtures and office equipment	30,522	29,371
Software	5,399	5,511
Construction in progress	7,454	5,628

Property, plant and equipment, gross	90,443	87,843
Accumulated depreciation	(46,024)	(44,349)

Property, plant and equipment, net	$44,419	$43,494

6. Instruments

Instruments are included in long-term assets on the consolidated balance sheets and consist of the following (in thousands):

	June 29, 2014	December 29, 2013
Instruments	$109,022	$99,754
Instruments in process	27,108	23,990
Accumulated depreciation	(67,187)	(60,689)

Instruments, net	$68,943	$63,055

7. Goodwill and Other Intangible Assets

The following table summarizes the changes in the carrying amount of goodwill (in thousands):

Balance at December 29, 2013	$251,540
Goodwill additions as a result of acquisitions	2,467
Foreign currency translation	(1,033)

Balance at June 29, 2014	$252,974

The components of identifiable intangible assets are as follows (in thousands):

	Gross value	Accumulated amortization	Net value
Balances at June 29, 2014
Intangible assets subject to amortization:
Developed technology	$112,657	$(48,604)	$64,053
Customer relationships	61,085	(32,126)	28,959
Licenses	6,831	(4,601)	2,230
Other	7,109	(3,455)	3,654
Intangible assets not subject to amortization:
Trade name	9,824	—	9,824

Total	$197,506	$(88,786)	$108,720

	Gross value	Accumulated amortization	Net value
Balances at December 29, 2013
Intangible assets subject to amortization:
Developed technology	$112,782	$(44,161)	$68,621
Customer relationships	61,783	(30,155)	31,628
Licenses	6,810	(4,004)	2,806
In-process research and development	400	—	400
Other	6,624	(2,431)	4,193
Intangible assets not subject to amortization:
Trade name	9,960	—	9,960

Total	$198,359	$(80,751)	$117,608

Estimated annual amortization expense for fiscal years ending 2014 through 2018 is as follows (in thousands):

Amortization expense
2014	$17,411
2015	16,819
2016	14,479
2017	13,470
2018	12,646

During the six months ended June 29, 2014, the Company acquired intangible assets in the form of non-compete agreements and goodwill in the amounts of $0.2 million and $2.5 million, respectively, related to the acquisition of certain U.S. distributors and independent sales agencies.

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

Below is a summary of the allocation of share-based compensation (in thousands):

	Three months ended		Six months ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
		(unaudited)		(unaudited)
Cost of goods sold	$152	$120	$304	$264
Selling, general and administrative	2,341	1,180	3,900	2,525
Research and development	249	136	317	280

Total	$2,742	$1,436	$4,521	$3,069

During the six months ended June 29, 2014, the Company granted options to purchase an aggregate of 20,661 ordinary shares to employees at a weighted average exercise price of $19.66 per share and a weighted average fair value of $8.74 per share. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions:

Six months ended
June 29, 2014
Risk-free interest rate	1.9%
Expected life in years	6.0
Expected volatility	45.0%
Expected dividend yield	0.0%

During the six months ended June 29, 2014, the Company granted 20,834 restricted stock units to employees with a weighted average fair value of $19.42 per share. In addition, the Company granted 100,000 performance-accelerated restricted stock units (PARS). The PARS are subject to a graded service-based vesting schedule of 50% vesting after two years, 25% after the third year and 25% after the fourth year, all of which can be accelerated upon the achievement of certain share price targets of the Company’s ordinary shares. PARS are expensed on a straight-line basis over the shorter of the explicit service period related to the service condition or the implicit service period related to the performance condition, based on the probability of meeting the conditions. The grant date weighted average fair value and related calculated vesting period of the PARS was $19.24 and 3.4 years, respectively.

9. Income Taxes

The Company’s effective tax rate for the six months ended June 29, 2014 was less than 0.1%. During the six months ended June 29, 2014, the Company recognized $0.1 million of income tax expense on pre-tax losses of $15.6 million. The Company recognized $0.6 million of tax expense in certain European jurisdictions during the six months ended June 29, 2014. A tax benefit of $0.5 million was recognized primarily related to the reversal of a reserve for uncertain tax positions. Given the Company’s history of operating losses, the Company does not generally recognize a provision for income taxes in the United States and certain jurisdictions in Europe because it has established a valuation allowance for substantially all of the net deferred tax assets in these jurisdictions. The Company records tax expense or benefit in certain other international jurisdictions where a valuation allowance has not been established. The mix of pre-tax income or loss in these jurisdictions as well as in the jurisdictions in which valuation allowances are established are the primary drivers of the Company’s effective tax rate.

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

10. Capital Stock and Earnings Per Share

The Company had 48.8 million and 48.5 million ordinary shares issued and outstanding as of June 29, 2014 and December 29, 2013, respectively.

The Company had options to purchase ordinary shares and RSUs outstanding of an aggregate 2.9 million and 3.2 million at June 29, 2014 and December 29, 2013, respectively. None of the options or RSUs were included in diluted earnings per share for the three months or six months ended June 29, 2014 and June 30, 2013 because the Company recorded a net loss in those periods; and therefore, including these instruments would be anti-dilutive.

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

	Six months ended
	June 29, 2014	June 30, 2013
Acquisition, integration and distributor transition costs	$2,036	$3,713
Legal Settlements	—	1,214
OrthoHelix restructuring charges	1,011	—
Other	325	—

Total	$3,372	$4,927

Included in special charges for the six months ended June 29, 2014 were $2.0 million of expenses related to U.S. distributor transitions and the integration of OrthoHelix and $1.0 million of OrthoHelix restructuring costs.

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

Included in accrued liabilities on the consolidated balance sheet as of June 29, 2014 is an accrual related to the OrthoHelix restructuring initiative. Activity in the restructuring accrual is presented in the following table (in thousands):

OrthoHelix restructuring accrual balance as of December 29, 2013	$381
Charges:
Employee termination benefits	483
Moving, professional fees and other initiative-related expenses	528

Total charges	1,011
Payments:
Employee termination benefits	(182)
Moving, professional fees and other initiative-related expenses	(526)

Total payments	(708)

OrthoHelix restructuring initiative accrual balance as of June 29, 2014	$684

12. Litigation

From time to time, the Company is subject to various pending or threatened legal actions and proceedings, including those that arise in the ordinary course of its business. These actions and proceedings may relate to, among other things, product liability, intellectual property, distributor, commercial and other matters. Such matters are subject to many uncertainties and to outcomes that are not predictable with assurance and that may not be known for extended periods of time. The Company records a liability in its consolidated financial statements for costs related to claims, including future legal costs, settlements and judgments, where the Company has assessed that a loss is probable and an amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, the Company records the most probable estimate of the loss or the minimum amount when no amount within the range is a better estimate than any other amount. The Company discloses a contingent liability even if the liability is not probable or the amount is not estimable, or both, if there is a reasonable possibility that a material loss may have been incurred. In the opinion of management, as of June 29, 2014, the amount of liability, if any, with respect to these matters, individually or in the aggregate, will not materially affect the Company’s consolidated results of operations, financial position or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations together with the unaudited consolidated financial statements and the notes thereto included elsewhere in this report and other financial information included in this report. The following discussion may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Special Note Regarding Forward Looking Statements” in this report and under “Part I- Item 1A. Risk Factors” in our annual report on Form10-K for the fiscal year ended December 29, 2013 and “Part II – Item 1A. Risk Factors” in this report. These risks could cause our actual results to differ materially from any future performance suggested below.

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

We have had a tradition of innovation, intense focus on science and education and a commitment to the advancement of orthopaedics in the pursuit of improved clinical outcomes for patients since our founding over 70 years ago in France by René Tornier. Our history includes the introduction of the porous orthopaedic hip implant, the application of the Morse taper, which is a reliable means of joining modular orthopaedic implants, and, more recently, the introduction of the less-invasive and bone sparing Simpliciti shoulder both in Europe and in a U.S. clinical trial. This track record of innovation based on science and education stems from our close collaboration with leading orthopaedic surgeons and thought leaders throughout the world.

We believe we are differentiated in the marketplace by our strategic focus on extremities, our full portfolio of upper and lower extremity products, and our extremity-focused sales organization. We offer a broad product portfolio of over 90 extremities products that are designed to provide solutions to our surgeon customers with the goal of improving clinical outcomes for their patients. We believe a more active and aging patient population with higher expectations regarding “quality of life,” an increasing global awareness of extremities solutions, improved clinical outcomes as a result of the use of specific designs for extremities products that simplify procedures and address unmet needs for early interventions and the growing need for revisions and revision related solutions will drive the market for extremities products.

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

In the United States, we market and sell a broad offering of products, including products for upper extremity joints and trauma, lower extremity joints and trauma, and sports medicine and biologics. We do not actively market products for the hip or knee, which we refer to as “large joints,” in the United States, although we have clearance from the U.S. Food and Drug Administration, or FDA, to sell certain large joint products. We are in the second phase of our strategic initiative to transition our U.S. sales organization from a network of independent sales agencies that sold our full product portfolio to a combination of direct sales teams and independent sales agencies that are individually focused on selling primarily either upper extremity products or lower extremity products across the territories that they serve. This transition caused disruption in our U.S. business in 2013 and the first half of 2014 and this disruption is expected to continue to affect our U.S. lower extremity joints and trauma revenue during the remainder of 2014 as we continue to transition our sales representatives to focus on either upper or lower extremities products, optimize our territory structures, hire additional sales representatives to fill territories and educate and train our sales teams. We ultimately believe that this strategy will position us to leverage our sales force and broad product portfolio toward our goal of achieving above market extremities revenue growth and margin expansion over the long term by allowing us to increase the product and clinical proficiency of our sales representatives to better serve our surgeon customers and to increase and optimize our selling opportunities by improving our overall procedure coverage and providing access to new specialists, general surgeons and accounts.

In international markets, we sell our full product portfolio, including large joints, and we utilize several distribution approaches that are tailored to the needs and requirements of each individual market. Our international sales and distribution system currently consists of 11 direct sales offices and approximately 25 distributors that sell our products in approximately 40 countries. We utilize direct sales organizations in certain mature European markets, Australia, Japan and Canada. In France, our largest international market, we have an upper extremity direct sales force and a separate direct sales force that sells a combination of hip, knee and lower extremity products. In addition, we may also utilize independent stocking distributors in these direct sales areas to further broaden our distribution channel. In certain other geographies, including emerging markets, we utilize independent stocking distributors to market and sell our full product portfolio or select portions of our product portfolio.

Second Quarter of 2014 Executive Summary

We believe we continued to make progress on our strategic initiatives in the second quarter of 2014, including the following:

•	The transition of our U.S. sales organization. In the second quarter of 2014, we continued to execute Phase 2 of our U.S. sales organization strategy, which includes the alignment of our sales representatives to focus on either upper or lower extremities products, the optimization of our sales territory structures, the hiring of additional sales representatives to fill territories and the education and training of our sales teams. As of the end of the second quarter of 2014, the percentage of our sales representatives identified and transitioned, or in the process of transitioning, to focus on either upper or lower extremities products increased to over 80% of our combined direct and indirect sales representatives. Our goal is to have over 85% of our sales representatives transitioned by the end of 2014. Additionally, we completed the training of over 135 additional sales representatives during the first six months of 2014, which keeps us on track to achieve our goal of training a total of 200 sales representatives by the end of 2014. We expect that these activities will continue to cause disruption in our U.S. business during the remainder of 2014 and expect that this disruption will continue to more negatively impact our lower extremity joints and trauma revenues as there are a greater number of territories being transitioned, but we remain confident that the strategic transition of our U.S. sales organization will position us to leverage our sales force and broad product portfolio toward our goal of achieving above market extremities revenue growth and margin expansion over the long term.

•	Continued advancement of our product portfolio. In the second quarter of 2014, we continued to make progress on building and expanding our global product portfolio, which included the following:

•	The Aequalis Ascend Flex convertible shoulder system, which was commercially launched in the third quarter of 2013, along with our new reversed threaded-post baseplate, which launched in the second quarter of 2014, and the PerFORM glenoid system, continued to receive positive feedback and strong surgeon support as we experienced an increased level of competitive conversions across a broad range of customers in the quarter.

•	The limited user release of the Salto Talaris XT, which is a total ankle revision system, in the first quarter of 2014 continued to perform ahead of our expectations and provide increased access to competitive accounts. We believe that the availability of a total ankle revision system could increase surgeon willingness to perform primary ankle replacements over ankle fusion procedures and, as a result, we plan to introduce improved surgical instrumentation and simplified procedures in the fourth quarter of 2014 that we believe could further support the conversion from fusion to arthroplasty.

The following are a few highlights of our first six months of 2014 financial and operating performance:

•	Our revenue grew by $15.1 million, or 9%, to $175.9 million for the six months ended June 29, 2014 from $160.8 million for the six months ended June 30, 2013 primarily due to the continued increase in global sales of our Aequalis Ascend shoulder products, including the Aequalis Ascend Flex that was launched in the third quarter of 2013, and hip products in certain international markets. This increase was partially offset by disruption in our U.S. sales channel from our ongoing U.S. sales organization initiative and certain distributor transitions that occurred late in 2013 which primarily impacted our lower extremity joints and trauma product revenues.

•	Our gross margins improved to 75.2% for the six months ended June 29, 2014 compared to 71.4% for the six months ended June 30, 2013. This improvement was due primarily to lower manufacturing costs and production efficiencies, partially offset by higher excess and obsolete inventory charges. Additionally, our gross margin for the six months ended June 29, 2014 included $0.4 million of inventory fair value adjustments as a result of certain business acquisitions, while our gross margin for the six months ended June 30, 2013 included $3.7 million of fair value adjustments for acquired inventory primarily related to our OrthoHelix acquisition.

•	We recorded $3.4 million in special charges for the six months ended June 29, 2014, which were primarily comprised of $2.0 million of U.S. distributor transition and integration costs, $1.0 million of restructuring charges related to the OrthoHelix restructuring initiative, and $0.3 million of other charges. We expect to record special charges in 2014 totaling between $5.3 million and $6.2 million primarily related to our U.S. sales channel transitions and our OrthoHelix restructuring efforts.

•	We incurred an operating loss of $13.0 million for both the six months ended June 29, 2014 and June 30, 2013. In 2014, we experienced higher revenues and improved gross margins, but the improvement was offset by higher selling, general and administrative expenses and intangible amortization.

•	We continued to make significant progress on the implementation of an enterprise resource planning (ERP) system. We intend to continue on this important initiative through the rest of 2014 and into 2015.

Results of Operations

The following table sets forth, for the periods indicated, certain items from our consolidated statements of operations and the percentage of revenue that such items represent for the periods shown.

	Three months ended				Six months ended
	June 29, 2014		June 30, 2013		June 29, 2014		June 30, 2013
	(in thousands)				(in thousands)
Statements of Operations Data:
Revenue	$86,850	100%	$78,135	100%	$175,875	100%	$160,820	100%
Cost of goods sold	21,227	24%	22,309	29%	43,691	25%	45,933	29%

Gross profit	65,623	76%	55,826	71%	132,184	75%	114,887	71%
Selling, general and administrative	62,504	72%	51,467	66%	121,352	69%	103,603	64%
Research and development	6,068	7%	5,543	7%	11,790	7%	11,725	7%
Amortization of intangible assets	4,320	5%	3,784	5%	8,654	5%	7,621	5%
Special charges	686	1%	3,408	4%	3,372	2%	4,927	3%

Operating loss	(7,955)	(9%)	(8,376)	(11%)	(12,984)	(7)%	(12,989)	(8)%
Interest income	40	0%	57	0%	108	0%	96	0%
Interest expense	(1,365)	(2%)	(2,037)	(3%)	(2,714)	(2%)	(4,255)	(3%)
Foreign currency transaction loss	(214)	(0%)	(705)	(1%)	(43)	(0%)	(786)	0%
Loss on extinguishment of debt	—	—	(1,127)	(1%)	—	—	(1,127)	(1%)
Other non-operating income	7	0%	71	0%	9	0%	88	0%

Loss before income taxes	(9,487)	(11%)	(12,117)	(16%)	(15,624)	(9%)	(18,973)	(12%)
Income tax expense	(961)	(1%)	(420)	(1%)	(61)	(0%)	(462)	(0%)

Consolidated net loss	$(10,448)	(12%)	$(12,537)	(16%)	(15,685)	(9%)	(19,435)	(12%)

The following tables set forth, for the periods indicated, our revenue by product category and geography expressed as dollar amounts and the changes in revenue between the specified periods expressed as percentages:

	Three months ended				Six months ended
Revenue by Product Category	June 29, 2014	June 30, 2013	Percent change	Percent change	June 29, 2014	June 30, 2013	Percent change	Percent change
	($ in thousands)		(as reported)	(constant currency)	($ in thousands)		(as reported)	(constant currency)
Upper extremity joints and trauma	$53,826	$47,846	12%	11%	$106,881	$95,965	11%	11%
Lower extremity joints and trauma	14,469	13,911	4	4	29,542	28,984	2	2
Sports medicine and biologics	3,653	3,823	(4)	(6)	7,540	7,934	(5)	(6)

Total extremities	71,948	65,580	10	9	143,963	132,883	8	8
Large joints and other	14,902	12,555	19	13	31,912	27,937	14	10

Total	$86,850	$78,135	11%	10%	$175,875	$160,820	9%	8%

	Three months ended				Six months ended
Revenue by Geography	June 29, 2014	June 30, 2013	Percent change	Percent change	June 29, 2014	June 30, 2013	Percent change	Percent change
	($ in thousands)		(as reported)	(constant currency)	($ in thousands)		(as reported)	(constant currency)
United States	$48,848	$45,579	7%	7%	$98,813	$93,567	6%	6%
International	38,002	32,556	17	13	77,062	67,253	15	12

Total	$86,850	$78,135	11%	10%	$175,875	$160,820	9%	8%

-	Constant currency is a non-GAAP financial measure. We calculate constant currency percentages by converting our current-period local currency financial results using the prior-period foreign currency exchange rates and comparing these adjusted amounts to our prior-period reported results. Please refer to the “Foreign Currency Exchange Rates” section later in this report for further discussion on the impact of foreign currency exchange rates on our revenues and other operating results.

Three Months Ended June 29, 2014 Compared to Three Months Ended June 30, 2013

Revenue. Revenue increased by 11% to $86.9 million for the three months ended June 29, 2014 compared to $78.1 million for the three months ended June 30, 2013, primarily as a result of increases in revenue from our upper extremity joints and trauma products and large joints and other products. Foreign currency exchange rate fluctuations had a positive impact of $1.3 million for the three months ended June 29, 2014. Excluding the positive impact of foreign currency exchange rate fluctuations, our revenue grew by 10% on a constant currency basis in the three months ended June 29, 2014.

Revenue by product category. Revenue in upper extremity joints and trauma increased by 12% to $53.8 million for the three months ended June 29, 2014 from $47.8 million for the three months ended June 30, 2013, primarily as a result of the continued increase in sales of our Aequalis Ascend shoulder products, including the Aequalis Ascend Flex convertible shoulder system that was launched in the third quarter of 2013. We believe the increase in sales of our Aequalis Ascend shoulder products was due to continued market adoption of the Aequalis Ascend Flex. This increase was partially offset by decreased revenue from our mature shoulder products. Foreign currency exchange rate fluctuations had a positive impact of $0.5 million on the upper extremity joints and trauma revenue growth during the three months ended June 29, 2014. We anticipate that revenues from the Aequalis Ascend Flex will continue to grow relative to our mature shoulder products and that it will comprise a larger portion of our overall upper extremity joints and trauma business in future periods.

Revenue in lower extremity joints and trauma increased 4% to $14.5 million for the three months ended June 29, 2014 compared to $13.9 million for the three months ended June 30, 2013 driven by growth in sales of our ankle arthroplasty products, partially offset by decreases in sales of our foot and ankle fixation products. We believe that our decision to terminate certain distributor relationships in the United States and transition sales representatives as part of our on-going strategic initiative to strengthen and focus our U.S. sales organization, adversely affected our lower extremity joints and trauma revenue. We believe that this sales channel disruption could continue in lower extremity joints and trauma products in the United States during the remainder of 2014.

Revenue in sports medicine and biologics decreased 4% to $3.7 million for the three months ended June 29, 2014 from $3.8 million for the three months ended June 30, 2013 as growth in sales of our suture and BioFiber products was more than offset by decreases in sales of certain anchor products and our Conexa product. The decrease in revenue reflects our increased focus on our extremities products.

Revenue from large joints and other increased by 19% to $14.9 million for the three months ended June 29, 2014 from $12.6 million for the three months ended June 30, 2013 related primarily to growth in sales of our hip products due to increased case volume in Europe from new minimally invasive surgical techniques and new instrumentation, along with the positive impact of foreign currency exchange rate fluctuations. Foreign currency exchange rate fluctuations had a positive impact of $0.7 million on our large joints and other revenue during the three months ended June 29, 2014. Excluding the positive impact of foreign currency exchange rate fluctuations, our large joints and other revenue increased by 13% on a constant currency basis. We do not expect the increased hip procedure volume to continue in future quarters.

Revenue by geography. Revenue in the United States increased by 7% to $48.8 million for the three months ended June 29, 2014 from $45.6 million for the three months ended June 30, 2013, primarily due to increases in sales of the Aequalis Ascend Flex convertible shoulder system and our Salto Total Ankle replacement system, partially offset by decreases in revenue related to our mature shoulder products and foot and ankle fixation products. While revenue in the United States was up over the same quarter last year, we believe our U.S. lower extremity joints and trauma revenue was negatively impacted by disruption from our U.S. sales organization transition in the second quarter of 2014 and we expect this revenue disruption to continue to affect our U.S. lower extremity joints and trauma revenue during the remainder of 2014 as we continue to make progress on this transition.

International revenue increased by 17% to $38.0 million for the three months ended June 29, 2014 from $32.6 million for the three months ended June 30, 2013. International revenue increased in France, Germany, Australia and the United Kingdom from increased procedure volumes and in Japan from the launch of Aequalis Reversed shoulder systems. Foreign currency exchange rate fluctuations had a positive impact of $1.3 million on international revenue during the three months ended June 29, 2014. Excluding the positive impact of foreign currency exchange rate fluctuations, our international revenue increased by 13% on a constant currency basis.

Cost of goods sold. Cost of goods sold decreased to $21.2 million for the three months ended June 29, 2014 from $22.3 million for the three months ended June 30, 2013. As a percentage of revenue, cost of goods sold decreased to 24% for the three months ended June 29, 2014 from 29% for the three months ended June 30, 2013, primarily due to lower manufacturing costs and production efficiencies along with a lower level of inventory fair value adjustments, partially offset by a higher level of excess and obsolete inventory charges. The inventory fair value adjustments included in cost of goods sold for the three months ended June 29, 2014 were $0.2 million related to inventory acquired in our acquisition of our stocking distributor in Australia compared to $1.9 million for the three months ended June 30, 2013 related to acquired inventory from our acquisition of OrthoHelix. We intend to continue to focus on improving our cost of goods sold as a percentage of revenue through a combination of manufacturing efficiencies, additional insourcing activities and improved product mix. However, our cost of goods sold and corresponding gross profit as a percentage of revenue can be expected to fluctuate in future periods depending upon certain factors, including, among others, changes in our product sales mix and prices, distribution channels and geographies, manufacturing yields, plans for insourcing some previously outsourced production activities, inventory reserves required, levels of production volume and fluctuating inventory costs due to changes in foreign currency exchange rates since the period they were manufactured. We expect the fair value adjustments related to acquired inventory to remain lower in 2014 than the level experienced throughout 2013 as the adjustments related to the OrthoHelix acquired inventory were fully recognized in 2013.

Selling, general and administrative. Our selling, general and administrative expenses increased by 21% to $62.5 million for the three months ended June 29, 2014 from $51.5 million for the three months ended June 30, 2013 primarily as a result of increased variable expenses due to higher revenue. As a percentage of revenue, selling, general and administrative expenses were 72% and 66% for the three months ended June 29, 2014 and June 30, 2013, respectively. The increase in selling, general and administrative expenses as a percentage of revenue was primarily a result of higher sales management and distribution costs related to our U.S. direct sales force, increased expense related to instrument activity and an increase in expense related to stock-based compensation. We expect selling, general and administrative expenses as a percentage of revenue to be higher than historical levels in the near term until we experience the full anticipated revenue benefits of our U.S. sales channel transitions, integration initiatives, investments in sales resources, training and education, and new product launches.

Research and development. Research and development expenses increased to $6.1 million for the three months ended June 29, 2014 from $5.5 million for the three months ended June 30, 2013. As a percentage of revenue, research and development expenses remained consistent at 7% for both the three months ended June 29, 2014 and the three months ended June 30, 2013. The increase in research and development expenses was primarily due to the timing of certain development projects. We expect research and development expenses as a percentage of revenue to approximate 7% in future periods.

Amortization of intangible assets. Amortization of intangible assets increased $0.5 million to $4.3 million for the three months ended June 29, 2014 from $3.8 million for the three months ended June 30, 2013. The increase in amortization expense was primarily attributable to an increase in intangible assets due to acquisitions that occurred throughout 2013.

Special charges. We recorded $0.7 million in special charges for the three months ended June 29, 2014 compared to $3.4 million for the three months ended June 30, 2013. The $0.7 million in special charges for the three months ended June 29, 2014 were primarily comprised of $0.6 million of costs related to the OrthoHelix restructuring initiative and $0.7 million of integration and distributor transition costs, partially offset by $0.6 million gain related to the reversal of a contingent consideration liability related to certain distributor acquisitions. Special charges for the three months ended June 30, 2013 included $2.2 million of costs related to integration and distributor transition costs and $1.2 million related to legal settlements in the U.S. We expect to record special charges in 2014 totaling between $5.3 million and $6.2 million primarily related to our ongoing U.S. sales channel transition initiative and integration activities and OrthoHelix restructuring efforts. See Note 11 to our consolidated financial statements for further detail on special charges.

Interest income. Our interest income was immaterial for both the three months ended June 29, 2014 and June 30, 2013.

Interest expense. Our interest expense decreased to $1.4 million for the three months ended June 29, 2014 from $2.0 million for the three months ended June 30, 2013 due primarily to the repayment of our $40.0 million Euro denominated term loan and a $10.5 million repayment of principal on our U.S. dollar denominated term loan in the second quarter of 2013.

Foreign currency transaction loss. We recognized $0.2 million of foreign currency transaction loss for the three months ended June 29, 2014 compared to a $0.7 million foreign currency transaction loss for the three months ended June 30, 2013. Foreign currency gains and losses are recognized when a transaction is denominated in a currency other than the subsidiary’s functional currency. In both periods, the foreign currency transaction losses were primarily attributable to foreign currency exchange rate fluctuations on foreign currency denominated intercompany payables and receivables.

Loss on extinguishment of debt. We recorded $1.1 million in loss on extinguishment of debt for the quarter ended June 30, 2013 related to the write-off of a debt discount on the repayment of our Euro denominated term loan.

Other non-operating income. Our other non-operating income was immaterial for both the three months ended June 29, 2014 and June 30, 2013.

Income tax expense. We recorded an income tax expense of $1.0 million during the three months ended June 29, 2014 compared to an income tax expense of $0.4 million during the three months ended June 30, 2013. We recognized $0.9 million of tax expense in certain of our European jurisdictions during the three months ended June 29, 2014, along with an additional tax expense of $0.1 million related to a deferred tax liability on intangibles. Our effective tax rate for the three months ended June 29, 2014 and June 30, 2013 was 10.1% and 3.5%, respectively. The change in our effective tax rate from the three months ended June 30, 2013 to the three months ended June 29, 2014 was primarily driven by the mix of pre-tax income or loss in European jurisdictions where we record tax expense or benefit and other jurisdictions where a valuation allowance has been established and no expense or benefit is generally recognized.

Six Months Ended June 29, 2014 Compared to Six Months Ended June 30, 2013

Revenue. Revenue increased by 9% to $175.9 million for the six months ended June 29, 2014 compared to $160.8 million for the six months ended June 30, 2013, primarily as a result of increases in revenue from our upper extremity joints and trauma products and large joints and other products. Foreign currency exchange rate fluctuations had a positive impact of $2.0 million for the six months ended June 29, 2014. Excluding the positive impact of foreign currency exchange rate fluctuations, our revenue grew by 8% on a constant currency basis in the six months ended June 29, 2014.

Revenue by product category. Revenue in upper extremity joints and trauma increased by 11% to $106.9 million for the six months ended June 29, 2014 from $96.0 million for the six months ended June 30, 2013, primarily as a result of the continued increase in sales of our Aequalis Ascend shoulder products, including the Aequalis Ascend Flex convertible shoulder system that was launched in the third quarter of 2013. We believe the increase in sales of our Aequalis Ascend shoulder products was due to continued market adoption of the Aequalis Ascend Flex. This increase was partially offset by decreased revenue from our mature shoulder products. Foreign currency exchange rate fluctuations had a positive impact of $0.7 million on the upper extremity joints and trauma revenue growth during the six months ended June 29, 2014. We anticipate that revenues from the Aequalis Ascend Flex will continue to grow relative to our mature shoulder products and that it will comprise a larger portion of our overall upper extremity joints and trauma business in future periods.

Revenue in lower extremity joints and trauma increased 2% to $29.5 million for the six months ended June 29, 2014 compared to $29.0 million for the six months ended June 30, 2013 driven by growth in sales of our ankle arthroplasty products partially offset by decreases in sales of our foot and ankle fixation products. We believe that our decision to terminate certain distributor relationships in the United States and transition sales representatives as part of our on-going strategic initiative to strengthen and focus our U.S. sales organization, adversely affected our lower extremity joints and trauma revenue. We believe that this sales channel disruption could continue in lower extremity joints and trauma products in the United States during the remainder of 2014.

Revenue in sports medicine and biologics decreased 5% to $7.5 million for the six months ended June 29, 2014 from $7.9 million for the six months ended June 30, 2013 as growth in sales of our suture and BioFiber products was more than offset by decreases in sales of certain anchor products and our Conexa product. The decrease in revenue reflects our increased focus on our extremities products.

Revenue from large joints and other increased by 14% to $31.9 million for the six months ended June 29, 2014 from $27.9 million in for the six months ended June 30, 2013 related primarily to growth in sales of our hip products due to increased case volume in Europe from new minimally invasive surgical techniques and new instrumentation, along with the positive impact of foreign currency exchange rate fluctuations. Foreign currency exchange rate fluctuations had a positive impact of $1.2 million on our large joints and other revenue during the six months ended June 29, 2014. Excluding the positive impact of foreign currency exchange rate fluctuations, our large joints and other revenue increased by 10% on a constant currency basis. We do not expect the increased hip procedure volume to continue in future quarters.

Revenue by geography. Revenue in the United States increased by 6% to $98.8 million for the six months ended June 29, 2014 from $93.6 million for the six months ended June 30, 2013, primarily due to increases in sales of the Aequalis Ascend Flex convertible shoulder system, the Latitude EV elbow prosthesis and the Salto Total Ankle replacement system, partially offset by decreases in revenue related to our mature shoulder products and foot and ankle fixation products. While revenue in the United States was up over the same quarter last year, we believe our U.S. lower extremity joints and trauma revenue was negatively impacted by disruption from our U.S. sales organization transition in the six months ended June 29, 2014 and we expect this revenue disruption to continue to affect our U.S. lower extremity joints and trauma revenue during the remainder of 2014 as we continue to make progress on this transition.

International revenue increased by 15% to $77.1 million for the six months ended June 29, 2014 from $67.3 million for the six months ended June 30, 2013. International revenue increased in France, Germany, Australia, Switzerland and the United Kingdom from increased procedure volumes and in Japan from the launch of Aequalis Reversed shoulder systems. Foreign currency exchange rate fluctuations had a positive impact of $2.0 million on international revenue during the six months ended June 29, 2014. Excluding the positive impact of foreign currency exchange rate fluctuations, our international revenue increased by 12% on a constant currency basis.

Cost of goods sold. Cost of goods sold decreased to $43.7 million for the six months ended June 29, 2014 from $45.9 million for the six months ended June 30, 2013. As a percentage of revenue, cost of goods sold decreased to 25% for the six months ended June 29, 2014 from 29% for the six months ended June 30, 2013, primarily due to lower manufacturing costs and production efficiencies, along with a lower level of inventory fair value adjustments, partially offset by a higher level of excess and obsolete inventory charges. The inventory fair value adjustments included in cost of goods sold for the six months ended June 29, 2014 were $0.4 million related to inventory acquired in our acquisitions of our stocking distributors in Canada and Australia compared to $3.7 million for the six months ended June 30, 2013 related to acquired inventory from our acquisition of OrthoHelix. We intend to continue to focus on improving our cost of goods sold as a percentage of revenue through a combination of manufacturing efficiencies, additional insourcing activities and improved product mix. However, our cost of goods sold and corresponding gross profit as a percentage of revenue can be expected to fluctuate in future periods depending upon certain factors, including, among others, changes in our product sales mix and prices, distribution channels and geographies, manufacturing yields, plans for insourcing some previously outsourced production activities, inventory reserves required, levels of production volume and fluctuating inventory costs due to changes in foreign currency exchange rates since the period they were manufactured. We expect the fair value adjustments related to acquired inventory to remain lower in 2014 than the level experienced throughout 2013 as the adjustments related to the OrthoHelix acquired inventory were fully recognized in 2013.

Selling, general and administrative. Our selling, general and administrative expenses increased by 17% to $121.4 million for the six months ended June 29, 2014 from $103.6 million for the six months ended June 30, 2013 primarily as a result of increased variable expenses due to higher revenue. As a percentage of revenue, selling, general and administrative expenses were 69% and 64% for the six months ended June 29, 2014 and June 30, 2013, respectively. The increase in selling, general and administrative expenses as a percentage of revenue was primarily a result of higher sales management and distribution costs related to our U.S. direct sales force, an increase in expense related to the consumption of instrument spare parts, increased international legal fees and increased costs related to stock-based compensation. We expect selling, general and administrative expenses as a percentage of revenue to be higher than historical levels in the near term until we experience the full anticipated revenue benefits of our U.S. sales channel transitions, integration initiatives, investments in sales resources, training and education, and new product launches.

Research and development. Research and development expenses increased 1% to $11.8 million for the six months ended June 29, 2014 from $11.7 million for the six months ended June 30, 2013. As a percentage of revenue, research and development expenses were 7% for both the six months ended June 29, 2014 and the six months ended June 30, 2013. We expect research and development expenses as a percentage of revenue to approximate 7% in future periods.

Amortization of intangible assets. Amortization of intangible assets increased $1.0 million to $8.7 million for the six months ended June 29, 2014 from $7.6 million for the six months ended June 30, 2013. The increase in amortization expense was primarily attributable to an increase in intangible assets due to acquisitions that occurred throughout 2013.

Special charges. We recorded $3.4 million in special charges for the six months ended June 29, 2014 compared to $4.9 million for the six months ended June 30, 2013. The $3.4 million in special charges for the six months ended June 29, 2014 were primarily comprised of $2.6 million of integration and distributor transition costs, partially offset by a $0.6 million gain related to the reversal of a contingent consideration liability related to certain distributor acquisitions, and $1.0 million of costs related to the OrthoHelix restructuring initiative. Special charges for the six months ended June 30, 2013 included $3.7 million related to integration and distributor transition costs and $1.2 million of costs incurred related to legal settlements in the U.S. We expect to record special charges in 2014 totaling between $5.3 million and $6.2 million primarily related to our ongoing U.S. sales channel transition initiative and integration activities and OrthoHelix restructuring efforts. See Note 11 to our consolidated financial statements for further detail on special charges.

Interest income. Our interest income was immaterial for both the six months ended June 29, 2014 and June 30, 2013.

Interest expense. Our interest expense decreased to $2.7 million for the six months ended June 29, 2014 from $4.3 million for the six months ended June 30, 2013 due primarily to the repayment of our $40.0 million Euro denominated term loan and a $10.5 million repayment of principal on our U.S. dollar denominated term loan in the second quarter of 2013.

Foreign currency transaction loss. We recognized an immaterial amount of foreign currency transaction loss for the six months ended June 29, 2014 compared to $0.8 million in foreign currency transaction losses for the six months ended June 30, 2013. Foreign currency gains and losses are recognized when a transaction is denominated in a currency other than the subsidiary’s functional currency. The decrease in foreign currency transaction loss was primarily attributable to foreign currency exchange rate fluctuations on foreign currency denominated intercompany payables and receivables.

Loss on extinguishment of debt. We recorded $1.1 million in loss on extinguishment of debt for the six months ended June 30, 2013 related to the write-off of a debt discount on the repayment of our Euro denominated term loan.

Other non-operating income. Our other non-operating income was immaterial for both the six months ended June 29, 2014 and June 30, 2013.

Income tax expense. We recorded income tax expense of $0.1 million during the six months ended June 29, 2014 compared to income tax expense of $0.5 million during the six months ended June 30, 2013. We recognized $0.6 million of tax expense in certain of our European jurisdictions during the six months ended June 29, 2014, and a tax benefit of $0.5 million in the US primarily related to the reversal of a reserve for uncertain tax positions. Our effective tax rate for the six months ended June 29, 2014 and June 30, 2013 was 0.4% and 2.4%, respectively. The change in our effective tax rate from the six months ended June 30, 2013 to the six months ended June 29, 2014 was primarily driven by reserve reversals on uncertain income tax positions due to the expiration of the related statute of limitations.

Foreign Currency Exchange Rates

A substantial portion of our business is located outside the United States, and as a result, we generate revenue and incur expenses denominated in currencies other than the U.S. dollar. As a result, fluctuations in the value of foreign currencies relative to the U.S. dollar can impact our operating results. The majority of our operations denominated in currencies other than the U.S. dollar are denominated in Euros. During the six months ended June 29, 2014 and June 30, 2013, approximately 44% and 42%, respectively, of our revenue was denominated in foreign currencies. As a result, our revenue can be significantly impacted by fluctuations in foreign currency exchange rates. We expect that foreign currencies will continue to represent a similarly significant percentage of our revenue in the future. Selling, marketing and administrative costs related to these sales are largely denominated in the same foreign currencies, thereby limiting our foreign currency transaction risk exposure to some extent. In addition, we also have significant levels of other selling, general and administrative expenses and research and development expenses denominated in foreign currencies. We, therefore, believe that the risk of a significant impact on our earnings from foreign currency fluctuations is mitigated to some extent.

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

Liquidity and Capital Resources

Working Capital

Since inception, we have generated significant operating losses resulting in an accumulated deficit of $287.8 million as of June 29, 2014. Historically, our liquidity needs have been met through a combination of sales of our equity and commercial debt financing. We believe that our cash and cash equivalents balance of approximately $31.8 million as of June 29, 2014, along with $30.0 million of available credit under our current revolving credit facility, will be sufficient to fund our working capital requirements and operations, including recent and potential acquisitions to continue our U.S. sales channel transition and international expansion, and permit anticipated capital expenditures during the next twelve months, although we may seek to increase our credit availability under our existing credit facility to provide further working capital flexibility. In the event that we would require additional working capital to fund future operations or for other needs, we could seek to acquire that through additional issuances of equity or additional debt financing arrangements, which may or may not be available on favorable terms at such time.

The following table sets forth, for the periods indicated, certain liquidity measures:

	As of
	June 29, 2014	December 29, 2013
	($ in thousands)
Cash and cash equivalents	$31,771	$56,784
Working capital	131,134	150,209
Available lines of credit	30,000	30,000
Total short and long term debt	69,312	69,081

Total working capital, which includes cash and cash equivalents, was negatively impacted during the six months ended June 29, 2014 as a result of increased investments in surgical instrumentation, property plant and equipment and inventory and a higher level of accrued expenses due to increased revenue.

Credit Facility

We entered into our credit facility in October 2012 to fund our acquisition of OrthoHelix. Under the credit facility, we obtained credit of $145 million, consisting of: (1) a senior secured term loan facility denominated in U.S. dollars in an aggregate principal amount of up to $75 million (referred to as the USD term loan facility); (2) a senior secured term loan facility denominated in Euros in an aggregate principal amount of up to the U.S. dollar equivalent of $40 million (referred to as the EUR term loan facility); and (3) a senior secured revolving credit facility denominated at our election, in U.S. dollars, Euros, pounds, sterling and yen in an aggregate principal amount of up to the U.S. dollar equivalent of $30 million. The initial borrowings under the term loan facilities were used to pay a portion of the OrthoHelix acquisition consideration, and fees, costs and expenses incurred in connection with the acquisition and the credit facility and to repay prior existing indebtedness. As of June 29, 2014, we had $61.3 million of term debt, net of the debt discount, outstanding under this credit facility and no borrowings under our revolving credit facility. The term loan matures in October 2017. Funds available under the revolving credit facility may be used for general corporate purposes. We may explore a potential increase in the credit availability under our existing credit facility, subject to customary negotiations with and approval by the related lenders. A potential increase in the credit availability under the credit facility could result in additional term debt or additional credit availability under the revolving credit facility, either of which, if agreed upon, could result in an amendment to our existing credit facility agreement and provide us additional working capital flexibility.

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

The credit agreement contains customary covenants, including financial covenants which require us to maintain minimum interest coverage and maximum total net leverage ratios, and customary events of default. The obligations under the credit agreement are guaranteed by us, Tornier Inc., and certain other of our subsidiaries, and subject to certain exceptions, are secured by a first priority security interest in substantially all of our assets and the assets of certain of our existing and future subsidiaries. We were in compliance with all covenants as of June 29, 2014.

Other Liquidity Information

In connection with our acquisition of OrthoHelix, we agreed to pay in cash additional earn-out payments of up to an aggregate of $20 million based upon our sales of lower extremity joints and trauma products during 2013 and 2014. In the second quarter of 2014, we made additional earnout payments of $4.6 million based on growth in revenue of our lower extremity joints and trauma products in 2013 verses 2012. Any potential payment related to 2014 sales would be payable in the first half of 2015.

In addition, in connection with our acquisitions of certain stocking distributors in Canada, Australia and the United Kingdom and certain U.S. distributors and independent sales agencies during 2013 and 2014, we agreed to pay in cash additional earnout payments of up to $2.9 million over the next two years.

Cash Flows

The following summarizes the components of our consolidated statements of cash flows for the six months ended June 29, 2014 and June 30, 2013:

Operating activities. Net cash provided by operating activities was $0.1 million for the six months ended June 29, 2014 compared to $17.7 million for the six months ended June 30, 2013. This $17.6 million decrease in operating cash flow was primarily attributable to a decrease in cash from working capital primarily related to higher levels of inventory.

Investing activities. Net cash used in investing activities totaled $27.0 million and $23.4 million for the six months ended June 29, 2014 and June 30, 2013, respectively. Our industry is capital intensive, particularly as it relates to surgical instrumentation. Our instrument additions were $14.5 million and $12.5 million for the six months ended June 29, 2014 and June 30, 2013, respectively. Instrument additions were higher for the six months ended June 29, 2014 due to the global launch of products acquired in 2012 from OrthoHelix and additional set builds to support the 2013 launches of the Aequalis Ascend Flex and Latitude EV. Our expenditures related to property, plant and equipment were $4.9 million and $4.8 million for the six months ended June 29, 2014 and June 30, 2013, respectively.

Financing activities. Net cash provided by financing activities was $2.1 million for the six months ended June 29, 2014 compared to $33.9 million from the six months ended June 30, 2013. Included in the cash provided by financing activities for the six months ended June 30, 2013 are net proceeds from our underwritten public offering completed in May 2013, offset by the repayment of long-term debt, which included the payoff of the senior secured term loan facility denominated in Euros (approximately €30.7 million) and $10.5 million of our senior secured term loan facility denominated in U.S. Dollars.

Contractual Obligations and Commitments

We refer you to the description of our contractual obligations and commitments as of December 29, 2013 as set forth in our annual report on Form 10-K for the fiscal year ended December 29, 2013. There were no material changes to such information since that date through June 29, 2014, except for the 2013 earnout payment of approximately $4.6 million related to the acquisition of OrthoHelix.

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

Interest Rate Risk

Borrowings under our revolving credit facility and U.S. dollar denominated term loan bear interest at variable rates. As of June 29, 2014, we had no borrowings under our revolving credit facility and $61.3 million, net of the related debt discount, in borrowings under our U.S. dollar denominated term loan and other debt. Based upon this debt level, and the LIBOR floor on our interest rate, a 100 basis point increase in the annual interest rate on such borrowings would have an immaterial impact on our interest expense on an annual basis.

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

At June 29, 2014, our cash and cash equivalents were $31.8 million. Based on our annualized average interest rate, a 10% decrease in the annual interest rate on such balances would result in an immaterial impact on our interest income on an annual basis.

Foreign Currency Exchange Rate Risk

Fluctuations in the exchange rate between the U.S. dollar and foreign currencies could adversely affect our financial results. For the six months ended June 29, 2014 and June 30, 2013, approximately 44% and 42%, respectively, of our revenues were denominated in foreign currencies. We expect that foreign currencies will continue to represent a similarly significant percentage of our revenues in the future. Operating expenses related to these revenues are largely denominated in the same respective currency, thereby limiting our transaction risk exposure, to some extent. However, for revenues not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases and if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our prices not being competitive in a market where business is transacted in the local currency.

For the six months ended June 29, 2014, approximately 79% of our revenues denominated in foreign currencies were derived from European Union countries and were denominated in Euros. Additionally, we have significant intercompany payables and debt with certain European subsidiaries, which are denominated in foreign currencies, principally the Euro. Our principal exchange rate risk therefore exists between the U.S. dollar and the Euro. Fluctuations from the beginning to the end of any given reporting period result in the re-measurement of our foreign currency-denominated cash, receivables, payables and debt, generating currency transaction gains or losses that impact our non-operating income/expense levels in the respective period and are reported in foreign currency transaction gain (loss) in our consolidated financial statements. We economically hedged our exposure to fluctuations in the Euro and other currencies by entering into foreign exchange forward contracts.

ITEM  4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our President and Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 240.15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of June 29, 2014. Based on that review and evaluation, which included inquiries made to certain of our other employees, the Certifying Officers have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to Tornier required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the second quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Because we cannot immediately adapt our manufacturing capacity and related cost structures to rapidly changing market conditions, our operating results may be adversely affected when demand does not match our current manufacturing capacity. During the first and second quarters of 2014, we experienced increased demand for certain of our hip products due to increased case volume in Europe from new minimally invasive surgical techniques and new instrumentation and increased demand for a new cementless version of our knee product. While we do not expect the increased hip procedure volume to be sustainable, this increased demand has strained and may continue to strain our manufacturing capacity for these products, as well as our extremities products which also are manufactured at our manufacturing facilities. We cannot guarantee that we will be able to increase manufacturing capacity to a level that meets demand for our products. If we cannot increase our manufacturing capacity to meet product demand, we will not be able to fulfill orders in a timely manner which could lead to order cancellations, contract breaches or indemnification obligations. This may result in the loss of customers, provide an opportunity for competing products to gain market share and otherwise adversely affect our operating results. However, if we overestimate demand for our products and overbuild our capacity, we may have significantly underutilized assets and we may experience reduced margins. If we do not accurately align our manufacturing capabilities with demand, it could have a material adverse effect on our business operating results.

The impact of consolidation and acquisitions of competitors is difficult to predict and may harm our business.

The orthopaedic industry is intensely competitive and has been subject to increasing consolidation. For instance, in June 2014, Stryker Corporation announced its acquisition of Bone Innovations, Inc.; in May 2014, Smith & Nephew, Inc. acquired ArthroCare Corporation; in April 2014, Zimmer Holdings, Inc. announced its acquisition of Biomet, Inc.; Wright Medical Group, Inc. acquired OrthoPro in February 2014, Solana Surgical, LLC in January 2014 and Biotech International in November 2013 and Stryker Corporation acquired MAKO Surgical Corp. in December 2013. Consolidation in our industry could result in existing competitors increasing their market share through business combinations and result in stronger competitors, which could have a material adverse effect on our business, financial condition and results of operations. We may not be able to compete successfully in an increasingly consolidated industry and cannot predict with certainty how industry consolidation will affect our competitors or us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

During the second quarter of 2014, we did not sell any ordinary shares or other equity securities of our company that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

We did not purchase any ordinary shares or other equity securities of ours during the second quarter of 2014.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Disclosure Pursuant to Section 13(r) of the Securities Exchange Act of 1934

Under the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we are required to include certain disclosures in our periodic reports to the Securities and Exchange Commission, if we or any of our “affiliates” knowingly engaged in certain activities, transactions or dealings relating to Iran or with certain individuals or entities targeted by U.S. economic sanctions. Disclosure is generally required even where the activities, transactions or dealings were conducted in compliance with applicable law. Because the SEC defines the term “affiliate” broadly, it includes any entity controlled by us as well as any person or entity that controls us or is under common “control” with us (and the term “control” is also construed broadly by the SEC).

We are not presently aware that we and our consolidated subsidiaries have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the fiscal quarter ended June 29, 2014. In addition, except as described below, at the time of filing this report, we are not aware of any such reportable transactions or dealings by companies that may be considered our affiliates as to whether they have knowingly engaged in any such reportable transactions or dealings during such period. Upon the filing of periodic reports by such other companies for the most recent fiscal quarter or fiscal year, as the case may be, additional reportable transactions may be disclosed by such companies.

The description of the activities below has been provided to us by Warburg Pincus LLC (“WP”), affiliates of which: (i) beneficially own more than 10% of our outstanding ordinary shares, have the right to designate members of our board of directors and are members of our board of directors and (ii) beneficially own more than 10% of the equity interests of, and have the right to designate members of the board of directors of Santander Asset Management Investment Holdings Limited (“SAMIH”). SAMIH, therefore, may be deemed to be under common “control” with Tornier; however, this statement is not meant to be an admission that common control exists.

The disclosure below relates solely to activities conducted by SAMIH and its non-U.S. affiliates that may be deemed to be under common “control” with Tornier. The disclosure does not relate to any activities conducted by Tornier or by WP and does not involve our or WP’s management. Neither Tornier nor WP has had any involvement in or control over the disclosed activities of SAMIH, any of its predecessor companies or any of its subsidiaries, and neither Tornier nor WP has independently verified or participated in the preparation of the disclosure. Neither Tornier nor WP is representing to the accuracy or completeness of the disclosure nor do we or WP undertake any obligation to correct or update it.

We understand that SAMIH’s affiliates intend to disclose in their next annual or quarterly SEC report that an Iranian national, resident in the United Kingdom, who is currently designated by the United States under the Iranian Financial Sanctions Regulations and the NPWMD designation, holds two investment accounts with Santander Asset Management UK Limited. The accounts have remained frozen throughout 2013 and the first half of 2014. The investment returns are being automatically reinvested, and no disbursements have been made to the customer. In the first half of 2014, the total revenue for the Santander Group in connection with the investment accounts was £23,200 while net profits in the first half of 2014 were negligible relative to the overall profits of Banco Santander, S.A.

ITEM 6. EXHIBITS

The following exhibits are filed or furnished with this quarterly report on Form 10-Q:

Exhibit No.	Description

12.1	Ratio of Earnings to Fixed Charges (Filed herewith)

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

101	The following materials from Tornier N.V.’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets as of June 29, 2014 and December 29, 2013, (ii) the unaudited Consolidated Statements of Operations for the three and six months ended June 29, 2014 and June 30, 2013, (iii) the unaudited Consolidated Statements of Comprehensive Loss for the three and six months ended June 29, 2014 and June 30, 2013, (iv) the unaudited Consolidated Statements of Cash Flows for the six months ended June 29, 2014 and June 30, 2013 and (v) Notes to Consolidated Financial Statements (Filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TORNIER N.V.

Date: August 7, 2014	By:	/s/ David H. Mowry
David H. Mowry
President and Chief Executive Officer
(principal executive officer)

	By:	/s/ Shawn T McCormick
Shawn T McCormick
Chief Financial Officer
(principal financial and accounting officer)

TORNIER N.V.

QUARTERLY REPORT ON FORM 10-Q

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

12.1	Ratio of Earnings to Fixed Charges	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101	The following materials from Tornier N.V.’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets as of June 29, 2014 and December 29, 2013, (ii) the unaudited Consolidated Statements of Operations for the three and six ended June 29, 2014 and June 30, 2013, (iii) the unaudited Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended June 29, 2014 and June 30, 2013, (iv) the unaudited Consolidated Statements of Cash Flows for the six months ended June 29, 2014 and June 30, 2013 and (v) Notes to Consolidated Financial Statements	Filed herewith