Form 10-Q
period 2014-09-28
Tornier N.V.
filed 2014-11-06
CIK 1492658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2014

or

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

As of October 31, 2014, there were 48,899,939 ordinary shares outstanding.

TORNIER N.V.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 2014

References to “Tornier,” “Company,” “we,” “our” or “us” in this report refer to Tornier N.V. and its subsidiaries, unless the context otherwise requires.

This report contains references to among others, our trademarks Aequalis®, Aequalis Ascend®, Aequalis Ascend Flex™, Latitude®, Latitude® EV, Salto Talaris®, Salto® Total Ankle, Simpliciti®, Conexa™, BioFiber®, and Tornier®. All other trademarks or trade names referred to in this report are the property of their respective owners.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. Forward-looking statement in this report include statements about our plans, objectives, strategies and prospects regarding, among other things, our financial condition, operating results and business, and statement regarding our proposed merger with Wright Medical Group, Inc. (“Wright”), including the anticipated closing of the proposed merger and future financial and operating results and plans, objectives, expectations and intentions of the combined company. We have identified some of these forward-looking statements with words like “believe,” “may,” “will,” “should,” “could,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate” or “continue,” other words and terms of similar meaning and the use of future dates. These forward-looking statements are based on current expectations about future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control and could cause our actual results to differ materially from those matters expressed or implied by our forward-looking statements. Forward-looking statements (including oral representations) are only predictions or statements of current plans and can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including, among other things, risks associated with:

•	our proposed merger with Wright, including uncertainties as to the timing of the transaction; uncertainties as to whether Tornier shareholders and Wright shareholders will approve the transaction; the risk that competing offers will be made; the possibility that various closing conditions for the transaction may not be satisfied or waived, including that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of the transaction, or the terms of such approval; the effects of disruption from the transaction making it more difficult to maintain relationships with employees, customers, vendors and other business partners; the risk that shareholder litigation in connection with the transaction may result in significant costs of defense, indemnification and liability; other business effects, including the effects of industry, economic or political conditions outside of Wright’s or Tornier’s control; the failure to realize synergies and cost-savings from the transaction or delay in realization thereof; the businesses of Wright and Tornier may not be combined successfully, or such combination may take longer, be more difficult, time-consuming or costly to accomplish than expected; operating costs and business disruption following completion of the transaction, including adverse effects on employee retention and on Tornier’s business relationships with third parties; transaction costs; actual or contingent liabilities; and the adequacy of the combined company’s capital resources;

•	our history of operating losses and negative cash flow;

•	our reliance on our independent sales agencies and distributors to sell our products and the effect on our business and operating results of agency and distributor changes, transitions to direct selling models in certain geographies, including most recently in the United States, Canada, Australia, Japan, Belgium and Luxembourg, and the transition of our U.S. sales channel towards focusing separately on upper and lower extremity products, and the adverse impact of such changes and transitions on our revenue and other operating results;

•	continuing weakness in the global economy, which has been and may continue to be exacerbated by austerity measures taken by several countries, and automatic and discretionary governmental spending cuts, which could reduce the availability or affordability of private insurance or Medicare or other governmental reimbursement or may affect patient decision to undergo elective procedures, and could otherwise adversely affect our business and operating results;

•	our reliance on sales of our upper extremity joints and trauma products, including in particular our shoulder products, such as the Aequalis Ascend Flex, which generate a significant portion of our revenue;

•	deriving a significant portion of our revenues from operations in certain geographic markets that are subject to political, economic and social instability, including in particular France, and risks and uncertainties involved in launching our products in certain new geographic markets, including in particular Japan, China and Brazil;

•	fluctuations in foreign currency exchange rates;

•	disruption and turmoil in global credit and financial markets, which may be exacerbated by the inability of certain countries to continue to service their sovereign debt obligations;

•	our implementation of a new enterprise resource planning (ERP) system across significant operating locations and potential disruption in our business and internal control over financial reporting;

•	not successfully developing and marketing new products and technologies and implementing our business strategy;

•	not successfully competing against our existing or potential competitors and the effect of significant recent consolidations amongst our competitors;

•	our October 2012 acquisition of OrthoHelix Surgical Designs, Inc., and risks related thereto, including our inability to integrate successfully our commercial organizations, including in particular our distribution and sales representative arrangements, and our failure to realize the anticipated benefits and synergies to our business and operating results;

•	the reliance of our business plan on certain market assumptions;

•	our private label manufacturers failing to provide us with sufficient supply of their products, or failing to meet appropriate quality requirements;

•	our inability to timely manufacture products or instrument sets to meet demand;

•	our plans to bring the manufacturing of certain of our products in-house and possible disruptions we may experience in connection with such transition;

•	our plans to increase our gross margins by taking certain actions designed to do so;

•	the loss of key suppliers, which may result in our inability to meet customer orders for our products in a timely manner or within our budget;

•	our patents and other intellectual property rights not adequately protecting our products or alleged claims of patent infringement by us, which may result in our loss of market share to our competitors and increased expenses;

•	the incurrence of significant expenditures of resources to maintain relatively high levels of inventory, which could reduce our cash flows and increase the risk of inventory obsolescence, which could harm our operating results;

•	our credit agreement, senior secured term loan and revolving credit facility and risks related thereto;

•	our inability to access our revolving credit facility or increase it or raise capital when needed, which could force us to delay, reduce, eliminate or abandon our commercialization efforts or product development programs;

•	restrictive affirmative financial and other covenants in our credit agreement that may limit our operating flexibility;

•	consolidation in the healthcare industry that could lead to demands for price concessions or the exclusion of some suppliers from certain of our markets, which could have an adverse effect on our business, financial condition or operating results;

•	our clinical trials and their results and our reliance on third parties to conduct them;

•	regulatory clearances or approvals and the extensive regulatory requirements to which we are subject;

•	the compliance of our products with the laws and regulations of the countries in which they are marketed, which compliance may be costly and time-consuming;

•	the use, misuse or off-label use of our products that may harm our image in the marketplace or result in injuries that may lead to product liability suits, which could be costly to our business or result in governmental sanctions;

•	healthcare reform legislation, including the excise tax on U.S. sales of certain medical devices, and its implementation, possible additional legislation, regulation and other governmental pressure in the United States and globally, which may affect utilization, pricing, reimbursement, taxation and rebate policies of governmental agencies and private payors, which could have an adverse effect on our business, financial condition or operating results; and

•	pending and future litigation, which could have an adverse effect on our business, financial condition or operating results.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TORNIER N.V. AND SUBSIDIARIES

Consolidated Balance Sheets

(U.S. dollars in thousands, except share and per share amounts)

	September 28, 2014	December 29, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,930	$56,784
Accounts receivable (net of allowance of $5,605 and $5,080, respectively)	54,931	55,555
Inventories	94,342	87,011
Deferred income taxes	4,384	5,601
Prepaid taxes	14,461	14,667
Prepaid expenses	4,054	3,151
Other current assets	5,662	3,756

Total current assets	203,764	226,525
Instruments, net	66,240	63,055
Property, plant and equipment, net	44,732	43,494
Goodwill	247,813	251,540
Intangible assets, net	101,131	117,608
Deferred income taxes	634	660
Other assets	1,343	2,544

Total assets	$665,657	$705,426

Liabilities and shareholders’ equity
Current liabilities:
Short-term borrowings and current portion of long-term debt	$7,408	$1,438
Accounts payable	14,269	17,326
Accrued liabilities	53,807	50,714
Income taxes payable	698	397
Contingent consideration, current	2,366	6,428
Deferred income taxes	13	13

Total current liabilities	78,561	76,316
Long-term debt	68,201	67,643
Deferred income taxes	20,177	21,489
Contingent consideration, long-term	142	6,528
Other non-current liabilities	7,335	7,642

Total liabilities	174,416	179,618
Shareholders’ equity:
Ordinary shares, €0.03 par value; authorized 175,000,000; issued and outstanding 48,881,159 and 48,508,612 at September 28, 2014 and December 29, 2013, respectively	1,936	1,921
Additional paid-in capital	779,413	769,466
Accumulated deficit	(293,164)	(272,158)
Accumulated other comprehensive income	3,056	26,579

Total shareholders’ equity	491,241	525,808

Total liabilities and shareholders’ equity	$665,657	$705,426

The accompanying notes are an integral part of the consolidated financial statements.

TORNIER N.V. AND SUBSIDIARIES

Consolidated Statements of Operations

(U.S. dollars in thousands, except share and per share amounts)

	Three months ended		Nine months ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(unaudited)		(unaudited)
Revenue	$76,675	$66,747	$252,550	$227,567
Cost of goods sold	18,010	18,972	61,701	64,905

Gross profit	58,665	47,775	190,849	162,662
Operating expenses:
Selling, general and administrative	57,127	46,797	178,479	150,400
Research and development	6,055	4,665	17,845	16,390
Amortization of intangible assets	4,274	3,976	12,928	11,597
Special charges	(4,366)	(3,918)	(994)	1,009

Total operating expenses	63,090	51,520	208,258	179,396

Operating loss	(4,425)	(3,745)	(17,409)	(16,734)
Other income (expense):
Interest income	18	85	126	181
Interest expense	(1,250)	(1,499)	(3,964)	(5,754)
Foreign currency transaction loss	(152)	(285)	(195)	(1,071)
Loss on extinguishment of debt	—	—	—	(1,127)
Other non-operating income	11	95	20	183

Loss before income taxes	(5,798)	(5,349)	(21,422)	(24,322)
Income tax benefit (expense)	477	(943)	416)	(1,405)

Consolidated net loss	$(5,321)	$(6,292)	$(21,006)	$(25,727)

Net loss per share:
Basic and diluted	$(0.11)	$(0.13)	$(0.43)	$(0.57)
Weighted average shares outstanding:
Basic and diluted	48,832	48,068	48,656	44,942

TORNIER N.V. AND SUBSIDIARIES

Consolidated Statements of Comprehensive (Loss) Income

(in thousands)

	Three months ended		Nine months ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Consolidated net loss	$(5,321)	$(6,292)	$(21,006)	$(25,727)
Foreign currency translation adjustments	(18,022)	9,324	(23,523)	9,397

Comprehensive (loss) income	$(23,343)	$3,032	$(44,529)	$(16,330)

The accompanying notes are an integral part of the consolidated financial statements.

TORNIER N.V. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(U.S. dollars in thousands)

	Nine months ended
	September 28, 2014	September 29, 2013
	(unaudited)
Cash flows from operating activities:
Consolidated net loss	$(21,006)	$(25,727)
Adjustments to reconcile consolidated net loss to cash provided by operating activities:
Depreciation and amortization	30,594	26,803
Non-cash foreign currency loss	176	1,079
Deferred income taxes	(5,254)	1,929
Share-based compensation	6,869	4,753
Non-cash interest expense and discount amortization	565	756
Inventory obsolescence	8,389	6,382
Loss on extinguishment of debt	—	1,127
Acquired inventory step up	577	5,445
Gain on reversal of contingent consideration liabilities	(5,327)	(4,947)
Other non-cash items affecting earnings	312	619
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,015)	5,400
Inventories	(21,586)	(5,842)
Accounts payable and accruals	4,213	311
Other current assets and liabilities	(2,713)	2,403
Other non-current assets and liabilities	689	(2,170)

Net cash (used in) provided by operating activities	(4,517)	18,321
Cash flows from investing activities:
Acquisition-related cash payments	(2,000)	(5,672)
Purchases of intangible assets	(20)	(2,086)
Additions of instruments	(18,749)	(16,565)
Purchases of property, plant and equipment	(8,128)	(7,518)

Net cash used in investing activities	(28,897)	(31,841)
Cash flows from financing activities:
Borrowing (repayment) of line of credit	6,000	(1,000)
Proceeds from the issuance of long-term debt	477	—
Repayments of long-term debt	(723)	(53,688)
Deferred financing costs	—	(111)
Contingent consideration payments	(6,793)	—
Issuance of ordinary shares from stock option exercises	2,844	19,983
Proceeds from issuance of ordinary shares	284	78,870

Net cash provided by financing activities	2,089	44,054
Effect of exchange rate changes on cash and cash equivalents	471	910

(Decrease) increase in cash and cash equivalents	(30,854)	31,444

Cash and cash equivalents:
Beginning of period	56,784	31,108

End of period	$25,930	$62,552

Non-cash investing and financing activities:
Fixed assets acquired pursuant to capital lease	$861	$42
Capitalized software development costs	—	1,357

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

Subsequent to the end of the third quarter of 2014, the Company entered into an agreement and plan of merger with Wright Medical Group, Inc. (“Wright”). Unless otherwise indicated, references to Tornier or the Company in the notes to these unaudited consolidated financial statements relate to the Company as a stand-alone entity and do not reflect the impact of the potential business combination with Wright (see Note 13).

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers issued as a new topic, Accounting Standards Codification (ASC) Topic 606. ASU 2014-09 provides new guidance related to how an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, ASU 2014-09 specifies new accounting for costs associated with obtaining or fulfilling contracts with customers and expands the required disclosures related to revenue and cash flows from contracts with customers. This new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption, with early application not permitted. The Company is currently determining its implementation approach and assessing the impact on its consolidated financial statements and related disclosures.

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

In July 2013, the FASB issued ASU 2013-11, Income Taxes (ASC Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 requires entities to present unrecognized tax benefits as a decrease in a net operating loss, similar to tax loss or tax credit carryforward if certain criteria are met. The standard clarifies presentation requirements for unrecognized tax benefits but will not alter the way in which entities assess deferred tax assets for realizability. The guidance is effective for the fiscal year, and interim periods within that fiscal year, beginning after December 15, 2013. The Company adopted this guidance beginning in the first quarter of 2014. The impact of adoption was not material.

In March 2013, the FASB issued ASU 2013-05, Foreign Currency Matters (ASC Topic 830), Parent’s Accounting for the Cumulative Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. ASU 2013-05 requires entities to release cumulative translation adjustments to earnings when an entity ceases to have a controlling financial interest in a subsidiary or group of assets within a consolidated foreign entity and the sale or transfer results in the complete or substantially complete liquidation of the foreign entity. ASU 2013-05 is effective for the fiscal year, and interim periods within that fiscal year, beginning after December 15, 2013 and is to be applied prospectively. The Company adopted this guidance in the first quarter of 2014. The impact of adoption was not material.

The Company has evaluated recent accounting pronouncements through ASU 2014-15 and believes that none of them, other than those described above, will have a material effect on the Company’s consolidated financial statements. The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

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

A summary of the financial assets and liabilities that are measured at fair value on a recurring basis at September 28, 2014 and December 29, 2013 are as follows:

	September 28, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$25,930	$25,930	$—	$—
Contingent consideration	(2,508)	—	—	(2,508)
Derivative liabilities	(833)	—	(833)	—

Total, net	$22,589	$25,930	$(833)	$(2,508)

	December 29, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$56,784	$56,784	$—	$—
Contingent consideration	(12,956)	—	—	(12,956)
Derivative assets	238	—	238	—

Total, net	$44,066	$56,784	$238	$(12,956)

As of September 28, 2014 and December 29, 2013, the Company had derivative liabilities with fair values of $0.8 million and derivative assets with fair values of $0.2 million, respectively, with recurring Level 2 fair value measurements. The derivatives are foreign exchange forward contracts and their fair values are based on pricing for similar recently executed transactions. The amount of loss and gain recognized in foreign currency transaction loss for the nine months ended September 28, 2014 and September 29, 2013 related to these derivatives is approximately $(1.6) million and $0.1 million, respectively.

Included in Level 3 fair value measurements as of September 28, 2014 is a $0.9 million contingent consideration liability related to potential earn-out payments for the acquisition of OrthoHelix Surgical Designs, Inc. (OrthoHelix) that was completed in October 2012, a $1.5 million contingent consideration liability related to potential earn-out payments for distributor acquisitions in the United States that occurred throughout 2013 and the first nine months of 2014, and a $0.1 million contingent consideration liability related to potential earn-out payments related to the acquisition of a distributor in Australia that was completed in 2013. Contingent consideration liabilities are carried at fair value and are included in contingent consideration (short-term and long-term) on the consolidated balance sheets. The contingent consideration liabilities were determined based on discounted cash flow analyses that included revenue estimates and a discount rate, which are considered significant unobservable inputs as of September 28, 2014. The revenue estimates were based on current management expectations for these businesses and the discount rate used was between 8-11% and was based on the Company’s estimated weighted average cost of capital as adjusted for each transaction. To the extent that these assumptions were to change, the fair value of the contingent consideration liabilities could change significantly. Included in interest expense on the consolidated statements of operations for the nine months ended September 28, 2014 and September 29, 2013 is $0.2 million and $0.8 million, respectively, related to the accretion of the contingent consideration. There were no transfers between levels during the periods presented.

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

A rollforward of the Level 3 contingent consideration liability for the nine months ended September 28, 2014 is as follows (in thousands):

Contingent consideration liability at December 29, 2013	$12,956
Additions	1,670
Fair value adjustments	(5,585)
Settlements	(6,793)
Interest accretion	263
Foreign currency translation	(2)

Contingent consideration liability at September 28, 2014	$2,508

The Company also has certain assets and liabilities that are measured at fair value on a non-recurring basis. The Company reviews the carrying amount of its long-lived assets other than goodwill for potential impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable. During the nine-months ended September 28, 2014 and September 29, 2013, the Company recognized no impairments. During 2013, the Company initiated and completed a facilities consolidation initiative that included the termination of certain facility leases. The termination liability for these leases was determined using a discounted cash flow analysis that included a discount rate assumption, which is based on the credit adjusted risk free interest rate input, and an assumption related to the timing and amount of sublease income. The timing of the sublease income is a significant unobservable input and thus is considered a Level 3 fair value measurement. As of September 28, 2014, the value of this liability was approximately $0.2 million.

As of September 28, 2014 and December 29, 2013, the Company had short-term and long-term debt of $75.6 million and $69.1 million, respectively, the vast majority of which was variable rate debt. The fair value of the Company’s debt obligations approximates carrying value as a result of its variable rate term and is considered a Level 2 fair value measurement.

4. Inventories

Inventory balances consist of the following (in thousands):

	September 28, 2014	December 29, 2013
Raw materials	$7,704	$6,840
Work-in-process	10,952	9,171
Finished goods	75,686	71,000

Total	$94,342	$87,011

5. Property, Plant and Equipment

Property, plant and equipment balances consist of the following (in thousands):

	September 28, 2014	December 29, 2013
Land	$1,544	$1,886
Building and improvements	13,099	14,255
Machinery and equipment	31,287	31,192
Furniture, fixtures and office equipment	28,842	29,371
Software	4,922	5,511
Construction in progress	9,094	5,628

Property, plant and equipment, gross	88,788	87,843
Accumulated depreciation	(44,056)	(44,349)

Property, plant and equipment, net	$44,732	$43,494

6. Instruments

Instruments are included in long-term assets on the consolidated balance sheets and consist of the following (in thousands):

	September 28, 2014	December 29, 2013
Instruments	$107,714	$99,754
Instruments in process	25,870	23,990
Accumulated depreciation	(67,344)	(60,689)

Instruments, net	$66,240	$63,055

7. Goodwill and Other Intangible Assets

The following table summarizes the changes in the carrying amount of goodwill (in thousands):

Balance at December 29, 2013	$251,540
Goodwill additions as a result of acquisitions	2,467
Foreign currency translation	(6,194)

Balance at September 28, 2014	$247,813

The components of identifiable intangible assets are as follows (in thousands):

	Gross value	Accumulated amortization	Net value
Balances at September 28, 2014
Intangible assets subject to amortization:
Developed technology	$110,254	$(49,599)	$60,655
Customer relationships	57,871	(31,578)	26,293
Licenses	6,795	(4,870)	1,925
Other	7,035	(3,934)	3,101
Intangible assets not subject to amortization:
Trade name	9,157	—	9,157

Total	$191,112	$(89,981)	$101,131

	Gross value	Accumulated amortization	Net value
Balances at December 29, 2013
Intangible assets subject to amortization:
Developed technology	$112,782	$(44,161)	$68,621
Customer relationships	61,783	(30,155)	31,628
Licenses	6,810	(4,004)	2,806
In-process research and development	400	—	400
Other	6,624	(2,431)	4,193
Intangible assets not subject to amortization:
Trade name	9,960	—	9,960

Total	$198,359	$(80,751)	$117,608

Estimated annual amortization expense for fiscal years ending 2014 through 2018 is as follows (in thousands):

Amortization expense
2014	$17,444
2015	16,754
2016	14,416
2017	13,412
2018	12,588

During the nine months ended September 28, 2014, the Company acquired intangible assets in the form of non-compete agreements and goodwill in the amounts of $0.2 million and $2.5 million, respectively, related to the acquisition of certain U.S. distributors and independent sales agencies.

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

Below is a summary of the allocation of share-based compensation (in thousands):

	Three months ended		Nine months ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(unaudited)		(unaudited)
Cost of goods sold	$182	$111	$486	$375
Selling, general and administrative	1,957	1,448	5,857	3,973
Research and development	209	125	526	405

Total	$2,349	$1,684	$6,869	$4,753

During the nine months ended September 28, 2014, the Company granted options to purchase an aggregate of 522,101 ordinary shares to employees at a weighted average exercise price of $21.58 per share and a weighted average fair value of $9.83 per share. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions:

Nine months ended September 28, 2014
Risk-free interest rate	1.9%
Expected life in years	6.1
Expected volatility	45.1%
Expected dividend yield	0.0%

During the nine months ended September 28, 2014, the Company granted 364,026 restricted stock units to employees with a weighted average fair value of $20.87 per share. In addition, the Company granted 100,000 performance-accelerated restricted stock units (PARS). The PARS are subject to a graded service-based vesting schedule of 50% vesting after two years, 25% after the third year and 25% after the fourth year, all of which can be accelerated upon the achievement of certain share price targets of the Company’s ordinary shares. PARS are expensed on a straight-line basis over the shorter of the explicit service period related to the service condition or the implicit service period related to the performance condition, based on the probability of meeting the conditions. The grant date weighted average fair value and related calculated vesting period of the PARS was $19.24 and 3.4 years, respectively.

9. Income Taxes

The Company’s effective tax rate for the nine months ended September 28, 2014 was 1.9%. During the nine months ended September 28, 2014, the Company recognized $0.4 million of income tax benefit on pre-tax losses of $21.4 million. The Company recognized $0.2 million of tax expense in certain European jurisdictions offset by a tax benefit of $0.6 million primarily related to the reversal of reserves for uncertain tax positions during the nine months ended September 28, 2014. Given the Company’s history of operating losses, the Company does not generally recognize a provision for income taxes in the United States and certain jurisdictions in Europe because it has established a valuation allowance for substantially all of the net deferred tax assets in these jurisdictions. The Company records tax expense or benefit in certain other international jurisdictions where a valuation allowance has not been established. The mix of pre-tax income or loss in these jurisdictions as well as in the jurisdictions in which valuation allowances are established are the primary drivers of the Company’s effective tax rate.

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

10. Capital Stock and Earnings Per Share

The Company had 48.9 million and 48.5 million ordinary shares issued and outstanding as of September 28, 2014 and December 29, 2013, respectively.

The Company has issued options to purchase ordinary shares and RSUs outstanding of an aggregate 3.5 million and 3.2 million at September 28, 2014 and December 29, 2013, respectively. None of the options or RSUs were included in diluted earnings per share for the nine months ended September 28, 2014 and September 29, 2013 because the Company recorded a net loss in those periods; and therefore, including these instruments would be anti-dilutive.

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

	Nine months ended
	September 28, 2014	September 29, 2013
Acquisition, integration and distributor transition costs	$2,250	$4,742
Reduction in contingent consideration liability	(5,000)	(4,947)
Legal settlements	—	1,214
OrthoHelix restructuring charges	1,431	—
Other	325	—

Total	$(994)	$1,009

Included in special charges for the nine months ended September 28, 2014 was a $5.0 million gain on the reversal of an earnout liability related to OrthoHelix due to the underperformance of revenue of combined lower extremity products versus established targets, partially offset by $1.4 million of charges related to the OrthoHelix restructuring initiative, $2.3 million of integration and distributor transition costs and $0.3 million of other charges.

Included in special charges for the nine months ended September 29, 2013 were $4.7 million of integration costs and distributor transition costs and $1.2 million of legal settlements in the United States, partially offset by $4.9 million reversal of a contingent consideration liability related to the OrthoHelix acquisition due to the underperformance of legacy Tornier lower extremity products versus established revenue targets.

OrthoHelix Restructuring Initiative

In December 2013, as part of the ongoing integration of OrthoHelix, the Company announced the move and consolidation of various business operations from Medina, Ohio to Bloomington, Minnesota, including customer service, quality, supply chain and finance functions.

Included in accrued liabilities on the consolidated balance sheet as of September 28, 2014 is an accrual related to the OrthoHelix restructuring initiative. Activity in the restructuring accrual is presented in the following table (in thousands):

OrthoHelix restructuring accrual balance as of December 29, 2013	$381

Charges:
Employee termination benefits	631
Moving, professional fees and other initiative-related expenses	800

Total charges	1,431
Payments:
Employee termination benefits	(650)
Moving, professional fees and other initiative-related expenses	(799)

Total payments	(1,449)

OrthoHelix restructuring initiative accrual balance as of September 28, 2014	$363

12. Litigation

From time to time, the Company is subject to various pending or threatened legal actions and proceedings, including those that arise in the ordinary course of its business. These actions and proceedings may relate to, among other things, product liability, intellectual property, distributor, commercial and other matters. Such matters are subject to many uncertainties and to outcomes that are not predictable with assurance and that may not be known for extended periods of time. The Company records a liability in its consolidated financial statements for costs related to claims, including future legal costs, settlements and judgments, where the Company has assessed that a loss is probable and an amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, the Company records the most probable estimate of the loss or the minimum amount when no amount within the range is a better estimate than any other amount. The Company discloses a contingent liability even if the liability is not probable or the amount is not estimable, or both, if there is a reasonable possibility that a material loss may have been incurred. In the opinion of management, as of September 28, 2014, the amount of liability, if any, with respect to these matters, individually or in the aggregate, will not materially affect the Company’s consolidated results of operations, financial position or cash flows.

13. Subsequent Event

On October 27, 2014, the Company entered into an agreement and plan of merger with Wright Medical Group, Inc. (the “Merger Agreement”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, an indirect wholly owned subsidiary of the Company will merge with and into Wright (the “Merger”), with Wright continuing as the surviving company and an indirect wholly owned subsidiary of the Company following the transaction.

Subject to the terms and conditions of the Merger Agreement, at the effective time and as a result of the Merger, each share of common stock of Wright issued and outstanding immediately prior to the effective time of the Merger will be converted into the right to receive 1.0309 Tornier ordinary shares. In addition, at the effective time and as a result of the Merger, all outstanding options to purchase shares of Wright common stock and other equity awards based on Wright common stock, which are outstanding immediately prior to the effective time of the Merger, will become immediately vested and converted into and become, respectively, options to purchase Tornier ordinary shares and with respect to all other Wright equity awards, awards based on Tornier ordinary shares, in each case, on terms substantially identical to those in effect prior to the effective time of the Merger, except for the vesting requirements and adjustments to the underlying number of shares and the exercise price based on the exchange ratio used in the Merger and other adjustments as provided in the Merger Agreement. Upon completion of the Merger, Tornier shareholders will own approximately 48% of the combined company on a fully diluted basis and Wright shareholders will own approximately 52%.

The transaction is subject to approval of the Company’s and Wright’s shareholders, effectiveness of a Form S-4 registration statement to be filed by the Company with the Securities and Exchange Commission, the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and clearance under any applicable foreign antitrust laws, and other customary closing conditions. The transaction is expected to be completed in the first half of 2015.

Following the closing of the transaction, the combined company will be named and conduct business as Wright Medical Group N.V. and. Robert J. Palmisano, Wright’s president and chief executive officer, will become president and chief executive officer of the combined company and David H. Mowry, the Company’s president and chief executive officer, will become executive vice president and chief operating officer of the combined company. Wright Medical Group N.V.’s board of directors will be comprised of five representatives from Wright’s existing board of directors and five representatives from the Company’s existing board of directors, including Mr. Palmisano and Mr. Mowry.

See “Part II – Other Information – Item 1A Risk Factors” for a discussion of the risk factors related to the merger.

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

In the United States, we market and sell a broad offering of products, including products for upper extremity joints and trauma, lower extremity joints and trauma, and sports medicine and biologics. We do not actively market products for the hip or knee, which we refer to as “large joints,” in the United States, although we have clearance from the U.S. Food and Drug Administration, or FDA, to sell certain large joint products. We are in the second phase of our strategic initiative to transition our U.S. sales organization from a network of independent sales agencies that sold our full product portfolio to a combination of direct sales teams and independent sales agencies that are individually focused on selling primarily either upper extremity products or lower extremity products across the territories that they serve. As of the end of the third quarter of 2014, we had achieved our goal of dedicating approximately 85% of our sales representatives to selling either upper extremity products or lower extremity products across the territories they serve and we are now focused on completing the training and education of our sales representatives and identifying opportunities to further optimize the team through performance management activities. This transition caused disruption in our U.S. business in 2013 and in the first nine months of 2014 and this disruption is expected to continue to affect our U.S. lower extremity joints and trauma revenue during the remainder of 2014 as we continue to educate and train our sales teams and optimize sales representative performance. We ultimately believe that this strategy will position us to leverage our sales force and broad product portfolio toward our goal of achieving above market extremities revenue growth and margin expansion over the long term by allowing us to increase the product and clinical proficiency of our sales representatives to better serve our surgeon customers and to increase and optimize our selling opportunities by improving our overall procedure coverage and providing access to new specialists, general surgeons and accounts.

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

Third Quarter of 2014 Executive Summary

We believe we continued to make progress on our strategic initiatives in the third quarter of 2014, including the following:

•	The transition of our U.S. sales organization. In the third quarter of 2014, we continued to execute Phase 2 of our U.S. sales organization strategy, which includes the alignment of our sales representatives to focus on either upper or lower extremities products, the optimization of our sales territory structures, the hiring of additional sales representatives to fill territories and the education and training of our sales teams. As of the end of the third quarter of 2014, we had achieved our goal of dedicating approximately 85% of our sales representatives to selling either upper extremity products or lower extremity products across the territories they serve, which was ahead of our original plan and marks completion of this milestone. Additionally, we completed the training of over 185 additional sales representatives during the first nine months of 2014, which keeps us on track to achieve our goal of training a total of 200 sales representatives by the end of 2014. This transition caused disruption in our U.S. business in the first nine months of 2014 and this disruption is expected to continue to affect our U.S. lower extremity joints and trauma revenue during the remainder of 2014 as we continue to educate and train our sales teams and optimize sales representative performance, but we remain confident that the strategic transition of our U.S. sales organization will position us to leverage our sales force and broad product portfolio toward our goal of achieving above market extremities revenue growth and margin expansion over the long term.

•	Continued advancement of our product portfolio. In the third quarter of 2014, we continued to make progress on building and expanding our global product portfolio, which included the following:

•	The Aequalis Ascend Flex convertible shoulder system, which was commercially launched in the third quarter of 2013, along with the reversed threaded-post baseplate, which launched in the second quarter of 2014, and the PerFORM glenoid system, continued to receive positive feedback and strong surgeon support as we experienced an increased level of competitive conversions across a broad range of customers in the quarter.

•	The Simpliciti shoulder, which is a minimally invasive shoulder platform, remains on track to file for U.S. approval in early 2015, with potential approval in mid-2015. We have continued to receive positive feedback from Simpliciti users in international markets with surgeons reporting shorter operating room time and less blood loss during these procedures.

The following are a few highlights of our first nine months of 2014 financial and operating performance:

•	Our revenue grew by $25.0 million, or 11%, to $252.6 million for the nine months ended September 28, 2014 from $227.6 million for the nine months ended September 29, 2013 primarily due to the continued increase in global sales of our Aequalis Ascend shoulder products, including the Aequalis Ascend Flex that was launched in the third quarter of 2013, and hip products in certain international markets. This increase was partially offset by disruption in our U.S. sales channel from our ongoing U.S. sales organization initiative and certain distributor transitions that occurred late in 2013 which primarily impacted our lower extremity joints and trauma product revenues.

•	Our gross margins improved to 75.6% for the nine months ended September 28, 2014 compared to 71.5% for the nine months ended September 29, 2013. This improvement was due primarily to lower manufacturing costs and production efficiencies, partially offset by higher excess and obsolete inventory charges. Additionally, our gross margin for the nine months ended September 28, 2014 included $0.6 million of inventory fair value adjustments as a result of certain business acquisitions, while our gross margin for the nine months ended September 29, 2013 included $5.4 million of fair value adjustments for acquired inventory primarily related to our OrthoHelix acquisition.

•	We recorded $1.0 million of income in special charges for the nine months ended September 28, 2014, which were primarily comprised of $5.0 million of gain related to the reversal of an earnout liability related to the OrthoHelix acquisition, partially offset by $2.3 million of U.S. distributor transition and integration costs, $1.4 million of restructuring charges related to the OrthoHelix restructuring initiative, and $0.3 million of other charges. We expect to record special charges in 2014 totaling between $4.5 million and $7.5 million primarily related to our U.S. sales channel transitions and our OrthoHelix restructuring efforts, respectively.

•	We incurred an operating loss of $17.4 million for the nine months ended September 28, 2014 compared to an operating loss of $16.7 million for the nine months ended September 29, 2013. In 2014, we experienced higher revenues and improved gross margins, but the improvement was offset by higher selling, general and administrative expenses and amortization of intangible assets expense.

•	We continued to make significant progress on the implementation of an enterprise resource planning (ERP) system. We intend to continue on this important initiative through the rest of 2014 and into 2015.

Recent Development

On October 27, 2014, we entered into an agreement and plan of merger with Wright Medical Group, Inc. The merger agreement provides that, upon the terms and subject to the conditions set forth in the merger agreement, an indirect wholly owned subsidiary of Tornier N.V. will merge with and into Wright, with Wright continuing as the surviving company and an indirect wholly owned subsidiary of our company following the transaction.

Subject to the terms and conditions of the merger agreement, at the effective time and as a result of the merger, each share of common stock of Wright issued and outstanding immediately prior to the effective time of the merger will be converted into the right to receive 1.0309 Tornier ordinary shares. In addition, at the effective time and as a result of the merger, all outstanding options to purchase shares of Wright common stock and other equity awards based on Wright common stock, which are outstanding immediately prior to the effective time of the merger, will become immediately vested and converted into and become, respectively, options to purchase Tornier ordinary shares and with respect to all other Wright equity awards, awards based on Tornier ordinary shares, in each case, on terms substantially identical to those in effect prior to the effective time of the merger, except for the vesting requirements and adjustments to the underlying number of shares and the exercise price based on the exchange ratio used in the merger and other adjustments as provided in the merger agreement. Upon completion of the merger, our shareholders will own approximately 48% of the combined company on a fully diluted basis and Wright stockholders will own approximately 52%.

The transaction is subject to approval of our and Wright’s shareholders, effectiveness of a Form S-4 registration statement to be filed by us with the Securities and Exchange Commission, the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and clearance under any applicable foreign antitrust laws, and other customary closing conditions. The transaction is expected to be completed in the first half of 2015.

Following the closing of the transaction, the combined company will conduct business as Wright Medical Group N.V. and. Robert J. Palmisano, Wright’s president and chief executive officer, will become president and chief executive officer of the combined company and David H. Mowry, our president and chief executive officer, will become executive vice president and chief operating officer of the combined company. Wright Medical Group N.V.’s board of directors will be comprised of five representatives from Wright’s existing board of directors and five representatives from our existing board of directors, including Mr. Palmisano and Mr. Mowry.

See “Part II – Other Information – Item 1A Risk Factors” for a discussion of the risk factors related to the merger.

Results of Operations

The following table sets forth, for the periods indicated, certain items from our consolidated statements of operations and the percentage of revenue that such items represent for the periods shown.

	Three months ended				Nine months ended
	September 28, 2014		September 29, 2013		September 28, 2014		September 29, 2013
	(in thousands)				(in thousands)
Statements of Operations Data:
Revenue	$76,675	100%	$66,747	100%	$252,550	100%	$227,567	100%
Cost of goods sold	18,010	24%	18,972	28%	61,701	24%	64,905	29%

Gross profit	58,665	76%	47,775	72%	190,849	76%	162,662	71%
Selling, general and administrative	57,127	75%	46,797	70%	178,479	71%	150,400	66%
Research and development	6,055	8%	4,665	7%	17,845	7%	16,390	7%
Amortization of intangible assets	4,274	6%	3,976	6%	12,928	5%	11,597	5%
Special charges	(4,366)	(6%)	(3,918)	(6%)	(994)	(0%)	1,009	0%

Operating loss	(4,425)	(6%)	(3,745)	(6%)	(17,409)	(7)%	(16,734)	(7)%
Interest income	18	0%	85	0%	126	0%	181	0%
Interest expense	(1,250)	(2%)	(1,499)	(2%)	(3,964)	(2%)	(5,754)	(3%)
Foreign currency transaction loss	(152)	(0%)	(285)	(0%)	(195)	(0%)	(1,071)	(0%)
Loss on extinguishment of debt	—	—	—	—	—	—	(1,127)	(0%)
Other non-operating income	11	0%	95	0%	20	0%	183	0%

Loss before income taxes	(5,798)	(8%)	(5,349)	(8%)	(21,422)	(8%)	(24,322)	(11%)
Income tax benefit (expense)	477	(0%)	(943)	(1%)	416	(0%)	(1,405)	(1%)

Consolidated net loss	$(5,321)	(7%)	$(6,292)	(9%)	(21,006)	(8%)	(25,727)	(11%)

The following tables set forth, for the periods indicated, our revenue by product category and geography expressed as dollar amounts and the changes in revenue between the specified periods expressed as percentages:

	Three months ended				Nine months ended
Revenue by Product Category	September 28, 2014	September 29, 2013	Percent change	Percent change	September 28, 2014	September 29, 2013	Percent change	Percent change
	($ in thousands)		(as reported)	(constant currency)	($ in thousands)		(as reported)	(constant currency)
Upper extremity joints and trauma	$48,963	$40,293	22%	20%	$155,845	$136,258	14%	14%
Lower extremity joints and trauma	13,814	13,530	2	2	43,356	42,514	2	2
Sports medicine and biologics	3,009	3,117	(3)	(4)	10,549	11,051	(5)	(5)

Total extremities	65,786	56,940	16	14	209,750	189,823	11	10
Large joints and other	10,889	9,807	11	11	42,800	37,744	13	10

Total	$76,675	$66,747	15%	14%	$252,550	$227,567	11%	10%

	Three months ended				Nine months ended
Revenue by Geography	September 28, 2014	September 29, 2013	Percent change	Percent change	September 28, 2014	September 29, 2013	Percent change	Percent change
	($ in thousands)		(as reported)	(constant currency)	($ in thousands)		(as reported)	(constant currency)
United States	$46,752	$40,678	15%	15%	$145,565	$134,244	8%	8%
International	29,923	26,069	15	13	106,985	93,323	15	13

Total	$76,675	$66,747	15%	14%	$252,550	$227,567	11%	10%

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

Three Months Ended September 28, 2014 Compared to Three Months Ended September 29, 2013

Revenue. Revenue increased by 15% to $76.7 million for the three months ended September 28, 2014 compared to $66.7 million for the three months ended September 29, 2013, primarily as a result of increases in revenue from our upper extremity joints and trauma products and large joints and other products. Foreign currency exchange rate fluctuations had a positive impact of $0.6 million for the three months ended September 28, 2014. Excluding the positive impact of foreign currency exchange rate fluctuations, our revenue grew by 14% on a constant currency basis in the three months ended September 28, 2014.

Revenue by product category. Revenue in upper extremity joints and trauma increased by 22% to $49.0 million for the three months ended September 28, 2014 from $40.3 million for the three months ended September 29, 2013, primarily as a result of the continued increase in sales of our Aequalis Ascend shoulder products, including the Aequalis Ascend Flex convertible shoulder system that was launched in the third quarter of 2013. We believe the increase in sales of our Aequalis Ascend shoulder products was due to continued market adoption of the Aequalis Ascend Flex. This increase was partially offset by decreased revenue from other mature shoulder products. Foreign currency exchange rate fluctuations had a positive impact of $0.6 million on the upper extremity joints and trauma revenue growth during the three months ended September 28, 2014. We anticipate that revenues from the Aequalis Ascend Flex will continue to grow relative to our mature shoulder products and that it will comprise a larger portion of our overall upper extremity joints and trauma business in future periods.

Revenue in lower extremity joints and trauma increased 2% to $13.8 million for the three months ended September 28, 2014 compared to $13.5 million for the three months ended September 29, 2013 driven by growth in sales of our ankle arthritis portfolio, inclusive of both total ankle arthroplasty and ankle fusion, partially offset by decreases in sales of our foot fixation products which continued to be adversely affected by the impact of our U.S. sales force transition efforts. We believe that this sales channel disruption could continue to adversely affect sales of our lower extremity joints and trauma products in the United States during the remainder of 2014.

Revenue in sports medicine and biologics decreased 3% to $3.0 million for the three months ended September 28, 2014 from $3.1 million for the three months ended September 29, 2013 as growth in sales of our suture and BioFiber products was more than offset by decreases in sales of certain anchor products and our Conexa product. The decrease in sports medicine and biologics revenue reflects our increased focus on our extremities products.

Revenue from large joints and other increased by 11% to $10.9 million for the three months ended September 28, 2014 from $9.8 million for the three months ended September 29, 2013 related primarily to growth in sales of our hip products due to increased case volume in Europe from new minimally invasive surgical techniques and new instrumentation. Foreign currency exchange rate fluctuations had a minimal impact on our large joints and other revenue during the three months ended September 28, 2014. We do not expect the increased hip procedure volume to continue in future quarters.

Revenue by geography. Revenue in the United States increased by 15% to $46.8 million for the three months ended September 28, 2014 from $40.7 million for the three months ended September 29, 2013, primarily due to increases in sales of the Aequalis Ascend Flex convertible shoulder system and our Salto Talaris Total Ankle replacement system. These increases were partially offset by decreases in revenue related to some of our mature shoulder products and foot fixation products. In addition, our third quarter of 2014 revenue growth was elevated due to the fact that our third quarter of 2013 results were negatively impacted by the disruption of our U.S. sales channel transitions. While this disruption was not as significant for the three months ended September 28, 2014, compared to prior quarters, we believe our U.S. lower extremity joints and trauma revenue was negatively impacted by the continuation of these transitions in the third quarter of 2014, and we expect this revenue disruption to continue to adversely affect our U.S. lower extremity joints and trauma revenue during the remainder of 2014 as we continue to focus on optimizing the sales performance of our sales representatives.

International revenue increased by 15% to $29.9 million for the three months ended September 28, 2014 from $26.1 million for the three months ended September 29, 2013. Revenues increased in France and Australia from increased procedure volumes and in Japan from the launch of our Aequalis Reversed shoulder systems. Foreign currency exchange rate fluctuations had a positive impact of $0.6 million on international revenue during the three months ended September 28, 2014. Excluding the positive impact of foreign currency exchange rate fluctuations, our international revenue increased by 13% on a constant currency basis.

Cost of goods sold. Cost of goods sold decreased to $18.0 million for the three months ended September 28, 2014 from $19.0 million for the three months ended September 29, 2013. As a percentage of revenue, cost of goods sold decreased to 24% for the three months ended September 28, 2014 from 28% for the three months ended September 29, 2013, primarily due to lower manufacturing costs and production efficiencies along with a lower level of inventory fair value adjustments, partially offset by a higher level of excess and obsolete inventory charges. The inventory fair value adjustments included in cost of goods sold for the three months ended September 28, 2014 were $0.2 million related to inventory acquired in our acquisition of our stocking distributor in Australia compared to $1.8 million for the three months ended September 29, 2013 primarily related to acquired inventory from our acquisition of OrthoHelix. We intend to continue to focus on improving our cost of goods sold as a percentage of revenue through a combination of manufacturing efficiencies, additional insourcing activities and improved product mix. However, our cost of goods sold and corresponding gross profit as a percentage of revenue can be expected to fluctuate in future periods depending upon certain factors, including, among others, changes in our product sales mix and prices, distribution channels and geographies, manufacturing yields, plans for insourcing some previously outsourced production activities, inventory reserves required, levels of production volume and fluctuating inventory costs due to changes in foreign currency exchange rates since the period they were manufactured. We expect the fair value adjustments related to acquired inventory to remain lower in 2014 than the level experienced in 2013 as the adjustments related to the OrthoHelix acquired inventory were fully recognized in 2013.

Selling, general and administrative. Our selling, general and administrative expenses increased by 22% to $57.1 million for the three months ended September 28, 2014 from $46.8 million for the three months ended September 29, 2013 primarily as a result of increased variable expenses due to higher revenue. As a percentage of revenue, selling, general and administrative expenses were 75% and 70% for the three months ended September 28, 2014 and September 29, 2013, respectively. The increase in selling, general and administrative expenses as a percentage of revenue was primarily a result of higher sales management and distribution costs related to our U.S. direct sales force, increased expense related to instrument activity, increased royalty expense and an increase in share-based compensation expense. We expect selling, general and administrative expenses as a percentage of revenue to be higher than historical levels in the near term until we experience the full anticipated revenue benefits of our U.S. sales channel transitions, integration initiatives, investments in sales resources, training and education, and new product launches.

Research and development. Research and development expenses increased to $6.1 million for the three months ended September 28, 2014 from $4.7 million for the three months ended September 29, 2013. As a percentage of revenue, research and development expenses were 8% for the three months ended September 28, 2014 compared to 7% for the three months ended September 29, 2013. The increase in research and development expenses was primarily due to the timing of certain development projects. We expect research and development expenses as a percentage of revenue to approximate 7% in future periods.

Amortization of intangible assets. Amortization of intangible assets increased $0.3 million to $4.3 million for the three months ended September 28, 2014 from $4.0 million for the three months ended September 29, 2013. The increase in amortization of intangible assets expense was primarily attributable to an increase in intangible assets due to acquisitions that occurred throughout 2013.

Special charges. We recorded income of $4.4 million in special charges for the three months ended September 28, 2014 compared to income of $3.9 million for the three months ended September 29, 2013. The $4.4 million of income in special charges for the three months ended September 28, 2014 was primarily comprised of a $5.0 million gain on the reversal of an earnout liability related to OrthoHelix due to the underperformance of revenue of combined lower extremity products versus established targets, partially offset by $0.4 million of charges related to the OrthoHelix restructuring initiative and $0.2 million of integration and distributor transition costs. Special charges for the three months ended September 29, 2013 included the $3.9 million of income primarily comprised of a $4.9 million reversal of a contingent consideration liability related to the OrthoHelix acquisition, partially offset by $1.1 million of integration costs and distributor transition costs.

Interest income. Our interest income was immaterial for both the three months ended September 28, 2014 and September 29, 2013.

Interest expense. Our interest expense decreased to $1.3 million for the three months ended September 28, 2014 from $1.5 million for the three months ended September 29, 2013 due primarily to a reduction in the accretion of interest related to contingent consideration liabilities.

Foreign currency transaction loss. We recognized $0.2 million of foreign currency transaction loss for the three months ended September 28, 2014 compared to a $0.3 million foreign currency transaction loss for the three months ended September 29, 2013. Foreign currency transaction gains and losses are recognized when a transaction is denominated in a currency other than the subsidiary’s functional currency. In both periods, the foreign currency transaction losses were primarily attributable to foreign currency exchange rate fluctuations on foreign currency denominated intercompany payables and receivables.

Other non-operating income. Our other non-operating income was immaterial for both the three months ended September 28, 2014 and September 29, 2013.

Income tax benefit (expense). We recorded $0.5 million of income tax benefit during the three months ended September 28, 2014 compared to an income tax expense of $0.9 million during the three months ended September 29, 2013. We recognized $0.6 million of income tax benefit in certain of our European jurisdictions during the three months ended September 28, 2014, partially offset by income tax expense of $0.1 million related to a deferred tax liability on intangible assets. Our effective tax rate for the three months ended September 28, 2014 and September 29, 2013 was 8.2% and 17.6%, respectively. The change in our effective tax rate from the three months ended September 29, 2013 to the three months ended September 28, 2014 was primarily driven by the mix of pre-tax income or loss in European jurisdictions where we record tax expense or benefit and other jurisdictions where a valuation allowance has been established and no expense or benefit is generally recognized.

Nine Months Ended September 28, 2014 Compared to Nine Months Ended September 29, 2013

Revenue. Revenue increased by 11% to $252.6 million for the nine months ended September 28, 2014 compared to $227.6 million for the nine months ended September 29, 2013, primarily as a result of increases in revenue from our upper extremity joints and trauma products and large joints and other products. Foreign currency exchange rate fluctuations had a positive impact of $1.9 million for the nine months ended September 28, 2014. Excluding the positive impact of foreign currency exchange rate fluctuations, our revenue grew by 10% on a constant currency basis in the nine months ended September 28, 2014.

Revenue by product category. Revenue in upper extremity joints and trauma increased by 14% to $155.8 million for the nine months ended September 28, 2014 from $136.3 million for the nine months ended September 29, 2013, primarily as a result of the continued increase in sales of our Aequalis Ascend shoulder products, including the Aequalis Ascend Flex convertible shoulder system that was launched in the third quarter of 2013. We believe the increase in sales of our Aequalis Ascend shoulder products was due to continued market adoption of the Aequalis Ascend Flex. This increase was partially offset by decreased revenue from our mature shoulder products. Foreign currency exchange rate fluctuations had a positive impact of $0.7 million on the upper extremity joints and trauma revenue growth during the nine months ended September 28, 2014. We anticipate that revenues from the Aequalis Ascend Flex will continue to grow relative to our mature shoulder products and that it will comprise a larger portion of our overall upper extremity joints and trauma business in future periods.

Revenue in lower extremity joints and trauma increased 2% to $43.4 million for the nine months ended September 28, 2014 compared to $42.5 million for the nine months ended September 29, 2013 driven by growth in sales of our ankle arthritis portfolio products, including both total ankle arthroplasty and ankle fusion, partially offset by decreases in sales of our foot fixation products which continued to be adversely affected by our U.S. sales force transition efforts. We believe that this sales channel disruption could continue to adversely affect sales of our lower extremity joints and trauma products in the United States during the remainder of 2014.

Revenue in sports medicine and biologics decreased 5% to $10.5 million for the nine months ended September 28, 2014 from $11.1 million for the nine months ended September 29, 2013 as growth in sales of our suture and BioFiber products was more than offset by decreases in sales of certain anchor products and our Conexa product. The decrease in sports medicine and biologics revenue reflects our increased focus on our extremities products.

Revenue from large joints and other increased by 13% to $42.8 million for the nine months ended September 28, 2014 from $37.7 million for the nine months ended September 29, 2013 related primarily to growth in sales of our hip products due to increased case volume in Europe from new minimally invasive surgical techniques and new instrumentation, along with the positive impact of foreign currency exchange rate fluctuations. Foreign currency exchange rate fluctuations had a positive impact of $1.2 million on our large joints and other revenue during the nine months ended September 28, 2014. Excluding the positive impact of foreign currency exchange rate fluctuations, our large joints and other revenue increased by 10% on a constant currency basis. We do not expect the increased hip procedure volume to continue in future quarters.

Revenue by geography. Revenue in the United States increased by 8% to $145.6 million for the nine months ended September 28, 2014 from $134.2 million for the nine months ended September 29, 2013, primarily due to increases in sales of the Aequalis Ascend Flex convertible shoulder system and the Salto Total Ankle replacement system. These increases were partially offset by decreases in revenue related to our mature shoulder products and foot fixation products. In addition, revenue growth during the first nine months of 2014 was elevated due to the fact that our results for the same period in the prior year were negatively impacted by the disruption of our U.S. sales channel transitions. While this disruption was not as significant for the nine months ended September 28, 2014, we believe our U.S. lower extremity joints and trauma revenue was negatively impacted by the continuation of these transitions in the nine months ended September 28, 2014, and we expect this revenue disruption to continue to adversely affect our U.S. lower extremity joints and trauma revenue during the remainder of 2014 as we continue to focus on optimizing the performance of our sales representatives.

International revenue increased by 15% to $107.0 million for the nine months ended September 28, 2014 from $93.3 million for the nine months ended September 29, 2013. Revenues increased in France, Germany, Australia, Switzerland and the United Kingdom from increased procedure volumes and in Japan from the launch of Aequalis Reversed shoulder systems. Foreign currency exchange rate fluctuations had a positive impact of $1.9 million on international revenue during the nine months ended September 28, 2014. Excluding the positive impact of foreign currency exchange rate fluctuations, our international revenue increased by 13% on a constant currency basis.

Cost of goods sold. Cost of goods sold decreased to $61.7 million for the nine months ended September 28, 2014 from $64.9 million for the nine months ended September 29, 2013. As a percentage of revenue, cost of goods sold decreased to 24% for the nine months ended September 28, 2014 from 29% for the nine months ended September 29, 2013, primarily due to lower manufacturing costs and production efficiencies, along with a lower level of inventory fair value adjustments, partially offset by a higher level of excess and obsolete inventory charges. The inventory fair value adjustments included in cost of goods sold for the nine months ended September 28, 2014 were $0.6 million related to inventory acquired in our acquisitions of our stocking distributors in Canada and Australia compared to $5.4 million for the nine months ended September 29, 2013 related to acquired inventory from our acquisition of OrthoHelix. We intend to continue to focus on improving our cost of goods sold as a percentage of revenue through a combination of manufacturing efficiencies, additional insourcing activities and improved product mix. However, our cost of goods sold and corresponding gross profit as a percentage of revenue can be expected to fluctuate in future periods depending upon certain factors, including, among others, changes in our product sales mix and prices, distribution channels and geographies, manufacturing yields, plans for insourcing some previously outsourced production activities, inventory reserves required, levels of production volume and fluctuating inventory costs due to changes in foreign currency exchange rates since the period they were manufactured. We expect the fair value adjustments related to acquired inventory to remain lower in 2014 than the level experienced throughout 2013 as the adjustments related to the OrthoHelix acquired inventory were fully recognized in 2013.

Selling, general and administrative. Our selling, general and administrative expenses increased by 19% to $178.5 million for the nine months ended September 28, 2014 from $150.4 million for the nine months ended September 29, 2013 primarily as a result of increased variable expenses due to higher revenue. As a percentage of revenue, selling, general and administrative expenses were 71% and 66% for the nine months ended September 28, 2014 and September 29, 2013, respectively. The increase in selling, general and administrative expenses as a percentage of revenue was primarily a result of higher sales management and distribution costs related to our U.S. direct sales force, an increase in expense related to the consumption of instrument spare parts, increased international legal fees and increased costs related to share-based compensation. We expect selling, general and administrative expenses as a percentage of revenue to be higher than historical levels in the near term until we experience the full anticipated revenue benefits of our U.S. sales channel transitions, integration initiatives, investments in sales resources, training and education, and new product launches.

Research and development. Research and development expenses increased 9% to $17.8 million for the nine months ended September 28, 2014 from $16.4 million for the nine months ended September 29, 2013. As a percentage of revenue, research and development expenses were 7% for both the nine months ended September 28, 2014 and the nine months ended September 29, 2013. We expect research and development expenses as a percentage of revenue to approximate 7% in future periods.

Amortization of intangible assets. Amortization of intangible assets increased $1.3 million to $12.9 million for the nine months ended September 28, 2014 from $11.6 million for the nine months ended September 29, 2013. The increase in amortization of intangible asset expense was primarily attributable to an increase in intangible assets due to acquisitions that occurred throughout 2013.

Special charges. We recorded income of $1.0 million in special charges for the nine months ended September 28, 2014 compared to expense of $1.0 million for the nine months ended September 29, 2013. The $1.0 million of income in special charges for the nine months ended September 28, 2014 was primarily comprised of a $5.0 million gain on the reversal of an earnout liability related to OrthoHelix due to the underperformance of revenue of combined lower extremity products versus established targets, partially offset by $1.4 million of charges related to the OrthoHelix restructuring initiative, $2.3 million of integration and distributor transition costs and $0.3 million of other charges. The $1.0 million in expense for the nine months ended September 29, 2013 is primarily comprised of $4.7 million of integration costs and distributor transition costs and $1.2 million of legal settlements in the U.S, partially offset by a $4.9 million reversal of a contingent consideration liability related to the OrthoHelix acquisition due to the underperformance of legacy Tornier lower extremity products compared to established targets.

Interest income. Our interest income was immaterial for both the nine months ended September 28, 2014 and September 29, 2013.

Interest expense. Our interest expense decreased to $3.9 million for the nine months ended September 28, 2014 from $5.8 million for the nine months ended September 29, 2013 due primarily to the repayment of our $40.0 million Euro denominated term loan and a $10.5 million repayment of principal on our U.S. dollar denominated term loan in the second quarter of 2013.

Foreign currency transaction loss. We recognized $0.2 million of foreign currency transaction loss for the nine months ended September 28, 2014 compared to $1.1 million in foreign currency transaction loss for the nine months ended September 29, 2013. Foreign currency transaction gains and losses are recognized when a transaction is denominated in a currency other than the subsidiary’s functional currency. The decrease in foreign currency transaction loss was primarily attributable to foreign currency exchange rate fluctuations on foreign currency denominated intercompany payables and receivables.

Loss on extinguishment of debt. We recorded $1.1 million in loss on extinguishment of debt for the nine months ended September 29, 2013 related to the write-off of a debt discount on the repayment of our Euro denominated term loan.

Other non-operating income. Our other non-operating income was immaterial for both the nine months ended September 28, 2014 and September 29, 2013.

Income tax expense. We recorded an income tax benefit of $0.4 million during the nine months ended September 28, 2014 compared to income tax expense of $1.4 million during the nine months ended September 29, 2013. We recognized $0.2 million of income tax expense in certain of our European jurisdictions during the nine months ended September 28, 2014, and an income tax benefit of $0.6 million in the United States primarily related to the reversal of a reserve for uncertain tax positions. Our effective tax rate for the nine months ended September 28, 2014 and September 29, 2013 was 1.9% and 5.8%, respectively. The change in our effective tax rate from the nine months ended September 29, 2013 to the nine months ended September 28, 2014 was primarily driven by reserve reversals on uncertain income tax positions due to the expiration of the related statute of limitations.

Foreign Currency Exchange Rates

A substantial portion of our business is located outside the United States, and as a result, we generate revenue and incur expenses denominated in currencies other than the U.S. dollar. As a result, fluctuations in the value of foreign currencies relative to the U.S. dollar can impact our operating results. The majority of our operations denominated in currencies other than the U.S. dollar are denominated in Euros. During the nine months ended September 28, 2014 and September 29, 2013, approximately 42% and 41%, respectively, of our revenue was denominated in foreign currencies. As a result, our revenue can be significantly impacted by fluctuations in foreign currency exchange rates. We expect that foreign currencies will continue to represent a similarly significant percentage of our revenue in the future. Selling, marketing and administrative costs related to these sales are largely denominated in the same foreign currencies, thereby limiting our foreign currency transaction risk exposure to some extent. In addition, we also have significant levels of other selling, general and administrative expenses and research and development expenses denominated in foreign currencies. We, therefore, believe that the risk of a significant impact on our earnings from foreign currency fluctuations is mitigated to some extent.

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

Liquidity and Capital Resources

Working Capital

Since inception, we have generated significant operating losses resulting in an accumulated deficit of $293.2 million as of September 28, 2014. Historically, our liquidity needs have been met through a combination of sales of our equity and commercial debt financing. We believe that our cash and cash equivalents balance of approximately $25.9 million as of September 28, 2014, along with $24.0 million of available credit under our current revolving credit facility, will be sufficient to fund our working capital requirements and operations, including recent acquisitions as part of our U.S. sales channel transition, international expansion and anticipated capital expenditures during the next twelve months, although we may seek to increase our credit availability under our existing credit facility to provide further working capital flexibility. In the event that we would require additional working capital to fund future operations or for other needs, we could seek to acquire that through additional issuances of equity or additional debt financing arrangements, which may or may not be available on favorable terms at such time.

The following table sets forth, for the periods indicated, certain liquidity measures:

	As of
	September 28, 2014	December 29, 2013
	($ in thousands)
Cash and cash equivalents	$25,930	$56,784
Working capital	125,203	150,209
Available lines of credit	24,000	30,000
Total short-term and long-term debt	75,609	69,081

Total working capital, which includes cash and cash equivalents, was negatively impacted during the nine months ended September 28, 2014 as a result of increased investments in surgical instrumentation, property plant and equipment and inventory. The increase in total short-term and long-term debt was due to an advance of $6.0 million on our revolving line of credit facility in the third quarter of 2014.

Credit Facility

We entered into our credit facility in October 2012 to fund our acquisition of OrthoHelix. Under the credit facility, we obtained credit of $145 million, consisting of: (1) a senior secured term loan facility denominated in U.S. dollars in an aggregate principal amount of up to $75 million (referred to as the USD term loan facility); (2) a senior secured term loan facility denominated in Euros in an aggregate principal amount of up to the U.S. dollar equivalent of $40 million (referred to as the EUR term loan facility); and (3) a senior secured revolving credit facility denominated at our election, in U.S. dollars, Euros, pounds, sterling and yen in an aggregate principal amount of up to the U.S. dollar equivalent of $30 million. The initial borrowings under the term loan facilities were used to pay a portion of the OrthoHelix acquisition consideration, and fees, costs and expenses incurred in connection with the acquisition and the credit facility and to repay prior existing indebtedness. In May 2013, the $40 million Euro denominated term loan and $10.5 million of the U.S. dollar denominated term loan were repaid. As of September 28, 2014, we had $61.3 million of term debt, net of the debt discount, outstanding under this credit facility and $6.0 million of borrowings under our revolving credit facility. The term loan matures in October 2017. Funds available under the revolving credit facility may be used for general corporate purposes. We may explore a potential increase in the credit availability under our existing credit facility, subject to customary negotiations with and approval by the related lenders. A potential increase in the credit availability under the credit facility could result in additional term debt or additional credit availability under the revolving credit facility, either of which, if agreed upon, could result in an amendment to our existing credit facility agreement and provide us additional working capital flexibility.

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

The credit agreement contains customary covenants, including financial covenants which require us to maintain minimum interest coverage and maximum total net leverage ratios, and customary events of default. The obligations under the credit agreement are guaranteed by us, Tornier Inc., and certain other of our subsidiaries, and subject to certain exceptions, are secured by a first priority security interest in substantially all of our assets and the assets of certain of our existing and future subsidiaries. We were in compliance with all covenants as of September 28, 2014.

Other Liquidity Information

In connection with our acquisition of OrthoHelix, we agreed to pay in cash additional earn-out payments of up to an aggregate of $20 million based upon our sales of lower extremity joints and trauma products during 2013 and 2014. In the second quarter of 2014, we made an additional earnout payment of $4.6 million based on growth in revenue of our lower extremity joints and trauma products in 2013 compared to 2012. Any potential payment related to 2014 sales would be payable in the first half of 2015.

In addition, in connection with our acquisitions of certain stocking distributors in Canada, Australia and the United Kingdom and certain U.S. distributors and independent sales agencies during 2013 and 2014, we agreed to pay in cash additional earnout payments of up to $2.9 million over the next two years. As of September 28, 2014, $1.3 million had already been paid.

Cash Flows

The following summarizes the components of our consolidated statements of cash flows for the nine months ended September 28, 2014 and September 29, 2013:

Operating activities. Net cash used in operating activities was $4.5 million for the nine months ended September 28, 2014 compared to net cash provided by operating activities of $18.3 million for the nine months ended September 29, 2013. This $22.9 million decrease in operating cash flow was primarily attributable to a decrease in cash from working capital primarily related to investments in inventory related primarily to new products, such as Aequalis Ascend Flex.

Investing activities. Net cash used in investing activities totaled $28.9 million and $31.8 million for the nine months ended September 28, 2014 and September 29, 2013, respectively. Our industry is capital intensive, particularly as it relates to surgical instrumentation. Our instrument additions were $18.7 million and $16.6 million for the nine months ended September 28, 2014 and September 29, 2013, respectively. Instrument additions were higher for the nine months ended September 28, 2014 due to the global launch of products acquired from OrthoHelix and additional set builds to support the launches of the Aequalis Ascend Flex and Latitude EV. Our expenditures related to property, plant and equipment were $8.1 million and $7.5 million for the nine months ended September 28, 2014 and September 29, 2013, respectively.

Financing activities. Net cash provided by financing activities was $2.1 million for the nine months ended September 28, 2014 compared to $44.1 million from the nine months ended September 29, 2013. Included in the cash provided by financing activities for the nine months ended September 28, 2014 were $6.0 million related to borrowings under our revolving credit facility and $3.1 million related to the issuance of shares partially offset by $6.8 million of contingent consideration payments. Included in the cash provided by financing activities for the nine months ended September 29, 2013 were net proceeds from our underwritten public offering completed in May 2013, offset by the repayment of long-term debt, which included the payoff of the senior secured term loan facility denominated in Euros (approximately €30.7 million) and $10.5 million of our senior secured term loan facility denominated in U.S. dollars.

Contractual Obligations and Commitments

We refer you to the description of our contractual obligations and commitments as of December 29, 2013 as set forth in our annual report on Form 10-K for the fiscal year ended December 29, 2013. There were no material changes to such information since that date through September 28, 2014, except for a $4.6 million payment related to the first year of the OrthoHelix earn-out, a $5.0 million reduction in the liability for the second year of the OrthoHelix earn-out due to underperformance of revenue of combined lower extremity joints and trauma products against pre-established targets, and higher short-term and long-term debt due to a $6.0 million draw on our revolving credit facility.

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

Interest Rate Risk

Borrowings under our revolving credit facility and U.S. dollar denominated term loan bear interest at variable rates. As of September 28, 2014, we had $6.0 million in borrowings under our revolving credit facility and $61.3 million, net of the related debt discount, in borrowings under our U.S. dollar denominated term loan and other debt. Based upon this debt level, and the LIBOR floor on our interest rate, a 100 basis point increase in the annual interest rate on such borrowings would have an immaterial impact on our interest expense on an annual basis.

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

At September 28, 2014, our cash and cash equivalents were $25.9 million. Based on our annualized average interest rate, a 10% decrease in the annual interest rate on such balances would result in an immaterial impact on our interest income on an annual basis.

Foreign Currency Exchange Rate Risk

Fluctuations in the exchange rate between the U.S. dollar and foreign currencies could adversely affect our financial results. For the nine months ended September 28, 2014 and September 29, 2013, approximately 42% and 41%, respectively, of our revenues were denominated in foreign currencies. We expect that foreign currencies will continue to represent a similarly significant percentage of our revenues in the future. Operating expenses related to these revenues are largely denominated in the same respective currency, thereby limiting our transaction risk exposure, to some extent. However, for revenues not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases and if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our prices not being competitive in a market where business is transacted in the local currency.

For the nine months ended September 28, 2014, approximately 74% of our revenues denominated in foreign currencies were derived from European Union countries and were denominated in Euros. Additionally, we have significant intercompany payables and debt with certain European subsidiaries, which are denominated in foreign currencies, principally the Euro. Our principal exchange rate risk therefore exists between the U.S. dollar and the Euro. Fluctuations from the beginning to the end of any given reporting period result in the re-measurement of our foreign currency-denominated cash, receivables, payables and debt, generating currency transaction gains or losses that impact our non-operating income/expense levels in the respective period and are reported in foreign currency transaction gain (loss) in our consolidated financial statements. We economically hedged our exposure to fluctuations in the Euro and other currencies by entering into foreign exchange forward contracts.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our President and Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 240.15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of September 28, 2014. Based on that review and evaluation, which included inquiries made to certain of our other employees, the Certifying Officers have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to Tornier required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the third quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 1A. RISK FACTORS

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. For a discussion of the specific risks that could materially adversely affect our business, financial condition or operating results, please see our annual report on Form 10-K for the fiscal year ended December 29, 2013 under the heading “Part I — Item 1A. Risk Factors.” There has been no material change to the risk factors as disclosed in that report, other than the addition of the following two risk factors and risk factors relating to our proposed merger with Wright:

Our business and operating results may suffer if our manufacturing capacity does not match the demand for our products.

Because we cannot immediately adapt our manufacturing capacity and related cost structures to rapidly changing market conditions, our operating results may be adversely affected when demand does not match our current manufacturing capacity. During the nine months ended September 28, 2014, we experienced increased demand for certain of our hip products due to increased case volume in Europe from a new minimally invasive surgical technique. While we do not expect the increased hip procedure volume to continue in future quarters, this increased demand has strained and may continue to strain our manufacturing capacity for these products, as well as our extremities products which also are manufactured at our manufacturing facilities. We cannot guarantee that we will be able to increase manufacturing capacity to a level that meets demand for our products. If we cannot increase our manufacturing capacity to meet product demand, we will not be able to fulfill orders in a timely manner which could lead to order cancellations, contract breaches or indemnification obligations. This may result in the loss of customers, provide an opportunity for competing products to gain market share and otherwise adversely affect our operating results. However, if we overestimate demand for our products and overbuild our capacity, we may have significantly underutilized assets and we may experience reduced margins. If we do not accurately align our manufacturing capabilities with demand, it could have a material adverse effect on our business operating results.

The impact of consolidation and acquisitions of competitors is difficult to predict and may harm our business.

The orthopaedic industry is intensely competitive and has been subject to increasing consolidation. For instance, on October 27, 2014, we and Wright Medical Group, Inc. announced a merger; in June 2014, Stryker Corporation announced its acquisition of Bone Innovations, Inc.; in May 2014, Smith & Nephew, Inc. acquired ArthroCare Corporation; in April 2014, Zimmer Holdings, Inc. announced its acquisition of Biomet, Inc.; Wright Medical Group, Inc. acquired OrthoPro in February 2014, Solana Surgical, LLC in January 2014 and Biotech International in November 2013 and Stryker Corporation acquired MAKO Surgical Corp. in December 2013. Consolidation in our industry not involving our company could result in existing competitors increasing their market share through business combinations and result in stronger competitors, which could have a material adverse effect on our business, financial condition and results of operations. We may be unable to compete successfully in an increasingly consolidated industry and cannot predict with certainty how industry consolidation will affect our competitors or us.

Risks Relating to our Proposed Merger with Wright Medical Group, Inc.

Our obligation and the obligation of Wright to complete the merger is conditioned on, among other things, the expiration or termination of the applicable waiting period under the HSR Act, which if delayed, not granted or granted with unacceptable conditions, may delay or jeopardize the consummation of the merger, result in additional expenditures of money and resources and/or reduce the anticipated benefits of the merger.

Our merger with Wright is subject to customary closing conditions, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act (“HSR Act”) and clearance under any applicable foreign antitrust laws. We and Wright can provide no assurance that clearance under the HSR Act and any applicable foreign antitrust laws will be obtained. Moreover, as a condition to their clearance of the transaction under the HSR Act, the United States Federal Trade Commission or the Antitrust Division may impose requirements, limitations or costs or require divestitures or place restrictions on the conduct of the business of the combined company after the closing. These requirements, limitations, costs, divestitures or restrictions could jeopardize or delay the effective time or reduce the anticipated benefits of the transaction. If we and Wright agree to any material requirements, limitations, costs, divestitures or restrictions in order to obtain clearance under the HSR Act required to consummate the transaction, these requirements, limitations, costs, divestitures or restrictions could adversely affect the combined company’s ability to integrate our and Wright’s operations and/or reduce the anticipated benefits of the merger. This could result in a failure to consummate the merger or have a material adverse effect on the business and operating results of the combined company.

Our merger with Wright is subject to certain other conditions to closing that could result in the merger not being consummated or being delayed, either of which could negatively impact our share price and future business and operating results.

Consummation of our merger with Wright is subject to a number of customary conditions, other than expiration or termination of the applicable waiting period under the HSR Act and clearance under any applicable foreign antitrust laws, including, but not limited to, the approval of the merger agreement by the Tornier and Wright shareholders and the effectiveness of a Form S-4 registration statement to be filed by us with the Securities and Exchange Commission to register the ordinary shares to be issued in connection with the merger. There is no assurance that we will receive the necessary approvals or satisfy the other conditions necessary for the completion of the merger. If any of the conditions to the merger are not satisfied or, where waiver is permissible, not waived, the merger will not be consummated. Failure to complete the merger would prevent us from realizing the anticipated benefits of the merger. We have already and expect to continue to incur significant costs associated with transaction fees, professional services, taxes and other costs related to the merger. In the event that the merger is not completed, we will remain liable for these costs and expenses. In addition, the current market price of our ordinary shares may reflect a market assumption that the merger will occur, and a failure to complete the merger could result in a negative perception by the market of us generally and a resulting decline in the market price of our ordinary shares. Any delay in the consummation of the merger or any uncertainty about the consummation of the merger could also negatively impact our share price and future business and operating results. We cannot assure you that the merger will be consummated, that there will be no delay in the consummation of the merger or that the merger will be consummated on the terms contemplated by the merger agreement.

The merger agreement with Wright may be terminated in accordance with its terms and the merger may not be completed.

Because the merger agreement with Wright contains a number of conditions that must be fulfilled to complete the merger, it is possible that one or more of these conditions to the closing of the merger may not be fulfilled and, accordingly, the merger may not be completed. In addition, if the merger is not completed by September 30, 2015 (subject to extension to December 31, 2015 if all required regulatory approvals are not received by September 30, 2015), either we or Wright may choose not to proceed with the merger. In addition, we or Wright may elect to terminate the merger agreement in certain other circumstances, and the parties can mutually decide to terminate the merger agreement at any time prior to the consummation of the merger, before or after shareholder approval.

The merger agreement contains provisions that restrict our ability to pursue alternatives to the merger and, in specified circumstances, could require us to pay Wright a termination fee and expense reimbursement.

Under the merger agreement, we agreed not to (i) take certain actions to solicit proposals relating to alternative business combination transactions or (ii) subject to certain exceptions, including the receipt of a “superior proposal” (as such term is defined in the merger agreement), enter into discussions or an agreement concerning or provide confidential information in connection with any proposals for alternative business combination transactions. If we materially breach this non-solicitation agreement or if the merger agreement is terminated because (a) our board of directors or committee thereof (i) makes an “adverse recommendation change” (as defined in the merger agreement), (ii) does not include its recommendation in the joint proxy statement/prospectus to be included in the Form S-4 registration statement that we intend to file with the SEC, or (iii) publicly proposes to take any actions in clauses (i) and (ii); or (b) we enter into a definitive agreement with respect to a “superior proposal” (as defined in the merger agreement) prior to obtaining the requisite approval of the transaction by our shareholders, and while in compliance with the non-solicitation clause of the merger agreement, we must pay Wright a termination fee of $46 million and reimbursement Wright for its merger-related expenses in an amount not to exceed $5 million. These provisions could discourage a third party that may have an interest in acquiring all or a significant part of us from considering or proposing that acquisition, even if such third party were prepared to enter into a transaction that is more favorable to us and our shareholders than our proposed merger with Wright.

Whether or not the merger is completed, the announcement and pendency of the merger could impact or cause disruptions in our business, which could have an adverse effect on our business and operating results.

Whether or not the merger is consummated, the announcement and pendency of the merger could cause disruptions in or otherwise negatively impact our business and operating results. Among others:

•	our employees may experience uncertainty about their future roles with the combined company, which might adversely affect our ability to retain and hire key personnel and other employees;

•	the attention of our management may be directed toward the completion of the merger and transaction-related considerations and may be diverted from the day-to-day operations and pursuit of other opportunities that could have been beneficial to our business; and

•	distributors, independent sales agencies, vendors or suppliers may seek to modify or terminate their business relationships with us.

These disruptions could be exacerbated by a delay in the completion of the merger or termination of the merger agreement and could have an adverse effect on our business, operating results or prospects if the merger is not completed or the business, operating results or prospects of the combined company if the merger is completed.

The combined company may be unable to successfully integrate our and Wright’s operations or to realize the anticipated cost savings and other potential benefits of the merger in a timely manner or at all. As a result, the value of our ordinary shares may be adversely affected.

We entered into the merger agreement with Wright because we believe that the merger will be beneficial to our shareholders, our other stakeholders and our business. Achieving the anticipated potential benefits of the merger will depend in part upon whether the combined company is able to integrate our and Wright’s operations in an efficient and effective manner. The integration process may not be completed smoothly or successfully. The necessity of coordinating geographically separated organizations, systems and facilities and addressing possible differences in business backgrounds, corporate cultures and management philosophies may increase the difficulties of integration. We and Wright operate numerous systems, including those involving management information, purchasing, accounting and finance, sales, billing, payroll, employee benefits and regulatory compliance. We and Wright may also have inconsistencies in standards, controls, procedures or policies that could affect our ability to maintain relationships with customers and employees after the merger or to achieve the anticipated benefits of the merger. The integration of certain operations following the merger will require the dedication of significant management resources, which may temporarily distract management’s attention from our day-to-day business. Employee uncertainty and lack of focus during the integration process may also disrupt our business. Any inability of management to integrate successfully the operations of the two companies or to do so within a longer time frame than what we expect could have a material adverse effect on our business and operating results. We may not be able to achieve the anticipated operating and cost synergies or long-term strategic benefits of the merger. An inability to realize the full extent of, or any of, the anticipated benefits of the merger, as well as any delays encountered in the integration process, could have an adverse effect on our business and operating results, which may affect the value of our ordinary shares after the completion of the merger.

The success of the combined company after the merger will depend in part upon the ability of us and Wright to retain key employees of both companies. Competition for qualified personnel can be very intense. In addition, key employees may depart because of issues relating to the uncertainty or difficulty of integration or a desire not to remain with the combined company. Accordingly, no assurance can be given that key employees will be retained.

We have not yet determined the exact nature of how the businesses and operations of the two companies will be combined after the merger. The actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized.

The issuance of ordinary shares to Wright shareholders in the merger will substantially dilute the aggregate voting power and reduce the percentage interests of our current shareholders.

Immediately after the merger, Wright shareholders will own approximately 52%, and our current shareholders will own approximately 48% of the then outstanding ordinary shares of the combined company. The issuance of ordinary shares in the merger and to holders of assumed options and restricted stock units to replace shares of Wright common stock will cause a significant reduction in the relative percentage interest of our current shareholders in earnings, voting, liquidation value and book and market value. If the merger fails to produce the results we anticipate, our shareholders may not receive benefits sufficient to offset the dilution of their ownership interest.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

During the third quarter of 2014, we did not sell any ordinary shares or other equity securities of our company that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

We did not purchase any ordinary shares or other equity securities of ours during the third quarter of 2014.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

The following exhibits are filed or furnished with this quarterly report on Form 10-Q:

Exhibit No.	Description

12.1	Ratio of Earnings to Fixed Charges (Filed herewith)

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

101	The following materials from Tornier N.V.’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets as of September 28, 2014 and December 29, 2013, (ii) the unaudited Consolidated Statements of Operations for the three and nine months ended September 28, 2014 and September 29, 2013, (iii) the unaudited Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended September 28, 2014 and September 29, 2013, (iv) the unaudited Consolidated Statements of Cash Flows for the nine months ended September 28, 2014 and September 29, 2013 and (v) Notes to Consolidated Financial Statements (Filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TORNIER N.V.

Date: November 6, 2014	By:	/s/ David H. Mowry
David H. Mowry
President and Chief Executive Officer
(principal executive officer)

	By:	/s/ Shawn T McCormick
Shawn T McCormick
Chief Financial Officer
(principal financial and accounting officer)

TORNIER N.V.

QUARTERLY REPORT ON FORM 10-Q

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

12.1	Ratio of Earnings to Fixed Charges	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101	The following materials from Tornier N.V.’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets as of September 28, 2014 and December 29, 2013, (ii) the unaudited Consolidated Statements of Operations for the nine months ended September 28, 2014 and September 29, 2013, (iii) the unaudited Consolidated Statements of Comprehensive (Loss) Income for the nine months ended September 28, 2014 and September 29, 2013, (iv) the unaudited Consolidated Statements of Cash Flows for the nine months ended September 28, 2014 and September 29, 2013 and (v) Notes to Consolidated Financial Statements	Filed herewith