Form 10-K
period 2014-12-28
Tornier N.V.
filed 2015-02-24
CIK 1492658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2014

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of ordinary shares held by non-affiliates of the registrant on June 29, 2014 was $849.3 million based on the closing sale price of the ordinary shares on that date, as reported by the NASDAQ Global Select Market. For purposes of the foregoing calculation only, the registrant has assumed that all officers and directors of the registrant, and their affiliated entities, are affiliates.

As of February 13, 2015 there were 48,989,273 ordinary shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

TORNIER N.V.

ANNUAL REPORT ON FORM 10-K

References to “Tornier,” “Company,” “we,” “our” or “us” in this report refer to Tornier N.V., a public company with limited liability (naamloze vennootschap), and its subsidiaries, unless the context otherwise requires. Except as otherwise noted, references to “Tornier ordinary shares” refer to ordinary shares, par value €0.03 per share, of Tornier and references to “Tornier shareholders” refer to holders of Tornier ordinary shares.

References to “Wright” in this report refer to Wright Medical Group, Inc. and references to the “combined company” or “Wright Medical Group N.V.” refer to Tornier and its consolidated subsidiaries, including Wright and its subsidiaries, after the merger. References to “Merger Sub” refer to Trooper Merger Sub Inc., a newly formed, indirect, wholly-owned subsidiary of Tornier, and a direct, wholly owned subsidiary of Trooper Holdings Inc. References to “Holdco” refer to Trooper Holdings Inc., a newly formed, direct, wholly-owned subsidiary of Tornier, and parent of Trooper Merger Sub Inc. References to the “merger agreement” refer to that certain agreement and plan of merger, dated as of October 27, 2014, among Wright, Tornier, Merger Sub and Holdco. References to the “merger” refer to the merger of Merger Sub with and into Wright, with Wright surviving as the surviving entity and as an indirect, wholly-owned subsidiary of Tornier as contemplated under the merger agreement. Except as otherwise noted, references to “Wright common stock” or “Wright shares” refer to common stock, par value $0.01 per share, of Wright and references to “Wright shareholders” refer to holders of Wright shares.

This report contains references to among others, our trademarks Aequalis®, Aequalis Ascend®, Aequalis Ascend® Flex™, Aequalis® Fracture™, Aequalis® IM Nail™, Aequalis® Primary™, Aequalis® Reversed Fracture™, Aequalis® Reversed II™, ArthroTunneler™, BioFiber®, Cannulink™, Conexa™, Force Fiber™, Insite®, Insite® FT™, Latitude®, Latitude® EV™, MaxLock®, MaxLock® Extreme™, MiniMaxLock™, Phantom Fiber™, Piton®, PYC Humeral Head™, Salto®, Salto Talaris® Total Ankle™, Salto Talaris®, Salto Talaris® XT™, Simpliciti®, and Tornier®. All other trademarks or trade names referred to in this report are the property of their respective owners.

Our fiscal year-end always falls on the Sunday nearest to December 31. References in this report to a particular year generally refer to the applicable fiscal year. Accordingly, references to “2014” or “the year ended December 28, 2014” mean the fiscal year ended December 28, 2014.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements including, in particular, the statements about our plans, objectives, strategies and prospects regarding, among other things, our financial condition, operating results and business. We have identified some of these forward-looking statements with words like “believe,” “may,” “will,” “should,” “could,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate” “continue,” other words and terms of similar meaning and the use of future dates. These forward-looking statements are based on current expectations about future events and are subject to uncertainties and factors, which are difficult to predict and many of which are beyond our control and could cause our actual results to differ materially from those matters expressed or implied by our forward-looking statements. Forward-looking statements (including oral representations) are only predictions or statements of current plans and can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including, among other things, risks associated with:

•	our proposed merger with Wright, including uncertainties as to the timing of the transaction; uncertainties as to whether our shareholders and Wright shareholders will approve the transaction; the risk that competing offers will be made; the possibility that various closing conditions for the transaction may not be satisfied or waived, including that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of the transaction, or the terms of such approval; the effects of disruption from the transaction making it more difficult to maintain relationships with employees, customers, vendors and other business partners; the risk that shareholder litigation in connection with the transaction may result in significant costs of defense, indemnification and liability; other business effects, including the effects of industry, economic or political conditions outside of Wright’s or our control; the failure to realize synergies and cost-savings from the transaction or delay in realization thereof; the businesses of Wright and Tornier may not be combined successfully, or such combination may take longer, be more difficult, time-consuming or costly to accomplish than expected; operating costs and business disruption following completion of the transaction, including adverse effects on employee retention and on our business relationships with third parties; transaction costs; actual or contingent liabilities; and the adequacy of the combined company’s capital resources;

•	our history of operating losses and negative cash flow;

•	our reliance on our independent sales agencies and distributors to sell our products and the effect on our business and operating results of agency and distributor changes, transitions to direct selling models in certain geographies, including most recently in the United States, Canada, Australia, Japan, Belgium and Luxembourg, and the transition of our U.S. sales channel towards focusing separately on upper and lower extremity products, and the adverse impact of such changes and transitions on our revenue and other operating results;

•	continuing weakness in the global economy, which has been and may continue to be exacerbated by austerity measures taken by several countries, and automatic and discretionary governmental spending cuts, which could reduce the availability or affordability of private insurance or Medicare or other governmental reimbursement or may affect patient decision to undergo elective procedures, and could otherwise adversely affect our business and operating results;

•	our reliance on sales of our upper extremity joints and trauma products, including in particular our shoulder products, such as the Aequalis Ascend Flex, which generate a significant portion of our revenue;

•	deriving a significant portion of our revenues from operations in certain geographic markets that are subject to political, economic and social instability, including in particular France, and risks and uncertainties involved in launching our products in certain new geographic markets, including in particular Japan, China and Brazil;

•	fluctuations in foreign currency exchange rates;

•	disruption and turmoil in global credit and financial markets, which may be exacerbated by the inability of certain countries to continue to service their sovereign debt obligations;

•	our implementation of a new enterprise resource planning (ERP) system across significant operating locations and potential disruption in our business and internal control over financial reporting;

•	not successfully developing and marketing new products and technologies and implementing our business strategy;

•	not successfully competing against our existing or potential competitors and the effect of significant recent consolidations amongst our competitors;

•	the reliance of our business plan on certain market assumptions;

•	our private label manufacturers failing to provide us with sufficient supply of their products, or failing to meet appropriate quality requirements;

•	our inability to timely manufacture products or instrument sets to meet demand;

•	our plans to bring the manufacturing of certain of our products in-house and possible disruptions we may experience in connection with such transition;

•	our plans to increase our gross margins by taking certain actions designed to do so;

•	the loss of key suppliers, which may result in our inability to meet customer orders for our products in a timely manner or within our budget;

•	our patents and other intellectual property rights not adequately protecting our products or alleged claims of patent infringement by us, which may result in our loss of market share to our competitors and increased expenses;

•	the incurrence of significant expenditures of resources to maintain relatively high levels of inventory, which could reduce our cash flows and increase the risk of inventory obsolescence, which could harm our operating results;

•	our credit agreement, senior secured term loan and revolving credit facility and risks related thereto;

•	our inability to access our revolving credit facility or increase it or raise capital when needed, which could force us to delay, reduce, eliminate or abandon our commercialization efforts or product development programs;

•	restrictive affirmative financial and other covenants in our credit agreement that may limit our operating flexibility;

•	consolidation in the healthcare industry that could lead to demands for price concessions or the exclusion of some suppliers from certain of our markets, which could have an adverse effect on our business, financial condition or operating results;

•	our clinical trials and their results and our reliance on third parties to conduct them;

•	regulatory clearances or approvals and the extensive regulatory requirements to which we are subject;

•	the compliance of our products with the laws and regulations of the countries in which they are marketed, which compliance may be costly and time-consuming;

•	the use, misuse or off-label use of our products that may harm our image in the marketplace or result in injuries that may lead to product liability suits, which could be costly to our business or result in governmental sanctions;

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

For more information regarding these and other uncertainties and factors that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements or otherwise could materially adversely affect our business, financial condition or operating results, see “Part I—Item 1A. Risk Factors.” The risks and uncertainties described above and in the “Part I—Item 1A. Risk Factors” section of this report are not exclusive and further information concerning us and our business, including factors that potentially could materially affect our financial results or condition, may emerge from time to time. We assume no obligation to update, amend or clarify forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. We advise you, however, to consult any further disclosures we make on related subjects in our future annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K we file with or furnish to the Securities and Exchange Commission.

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

We have had a tradition of innovation, intense focus on science and education and a commitment to the advancement of orthopaedics in the pursuit of improved clinical outcomes for patients since our founding over 70 years ago in France by René Tornier. Our history includes the introduction of the porous orthopaedic hip implant, the application of the Morse taper, which is a reliable means of joining modular orthopaedic implants, and more recently, the introduction of the minimally invasive, ultra short stem shoulder both in Europe and in a U.S. clinical trial. This track record of innovation based on science and education stems from our close collaboration with leading orthopaedic surgeons and thought leaders throughout the world.

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

Our global corporate headquarters are located in Amsterdam, the Netherlands. We also have significant operations located in Bloomington, Minnesota (U.S. headquarters, sales, marketing and distribution and administration), Grenoble, France (OUS headquarters, manufacturing and research and development), Macroom, Ireland (manufacturing), Warsaw, Indiana (research and development) and Medina, Ohio (marketing, research and development). In addition, we conduct local sales and distribution activities across 12 sales offices throughout Europe, Asia, Australia and Canada.

Proposed Merger with Wright Medical Group, Inc.

On October 27, 2014, we entered into an agreement and plan of merger with Wright Medical Group, Inc. The merger agreement provides that, upon the terms and subject to the conditions set forth in the merger agreement, an indirect wholly owned subsidiary of Tornier N.V. will merge with and into Wright, with Wright continuing as the surviving company and an indirect wholly owned subsidiary of Tornier N.V. following the transaction. Following the closing of the transaction, the combined company will conduct business as Wright Medical Group N.V. and Robert J. Palmisano, Wright’s president and chief executive officer, will become president and chief executive officer of the combined company and David H. Mowry, our president and chief executive officer, will become executive vice president and chief operating officer of the combined company. Wright Medical Group N.V.’s board of directors will be comprised of five representatives from Wright’s existing board of directors and five representatives from our existing board of directors, including Mr. Palmisano and Mr. Mowry.

Subject to the terms and conditions of the merger agreement, at the effective time and as a result of the merger, each share of common stock of Wright issued and outstanding immediately prior to the effective time of the merger will be converted into the right to receive 1.0309 Tornier ordinary shares. In addition, at the effective time and as a result of the merger, all outstanding options to purchase Wright shares and other equity awards based on Wright shares, which are outstanding immediately prior to the effective time of the merger, will become immediately vested and converted into and become, respectively, options to purchase Tornier ordinary shares and with respect to all other Wright equity awards, awards based on Tornier ordinary shares, in each case, on terms substantially identical to those in effect prior to the effective time of the merger, except for the vesting requirements and adjustments to the underlying number of shares and the exercise price based on the exchange ratio used in the merger and other adjustments as provided in the merger agreement. Upon completion of the merger, our shareholders will own approximately 48% of the combined company on a fully diluted basis and Wright shareholders will own approximately 52%.

The transaction is subject to approval of Tornier and Wright shareholders, effectiveness of a Form S-4 registration statement filed by us with the Securities and Exchange Commission and the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and other customary closing conditions. The transaction is expected to be completed in midyear 2015.

See “Part I—Item 1A Risk Factors” for a discussion of certain risks related to the merger.

Customers, Sales and Distribution

Our target customers are surgeon specialists focused on treating extremity injuries and disorders, along with general surgeons and podiatrists that perform extremities-related surgical procedures. We provide these surgeons extensive “hands on” orthopaedic training and education, including fellowships and masters courses that are not easily accessible through traditional medical training programs. We believe that our history of innovation and focus on quality and improving clinical outcomes, along with our training programs, allow us to reach surgeons early in their careers and provide on-going value, which includes experiencing the clinical benefits of our products.

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

United States

In the United States, we market and sell a broad offering of products, including products for upper extremity joints and trauma, lower extremity joints and trauma, and sports medicine and biologics. We do not actively market products for the hip or knee, which we refer to as “large joints,” in the United States, although we have clearance from the U.S. Food and Drug Administration, or FDA, to sell certain large joint products. Our sales and distribution system in the United States currently consists of 49 geographic sales territories that are staffed by approximately 170 direct sales representatives and approximately 20 independent sales agencies. These sales representatives and independent sales agencies are generally aligned to selling either our upper extremity products or lower extremity products, but, in some cases, certain agencies or direct sales representatives sell products from both upper and lower extremity product portfolios in their territories.

Over the last two years, we have transitioned our U.S. sales organization from a network of independent sales agencies that sold our full product portfolio to a combination of direct sales team and independent sales agencies that are dedicated to selling either upper extremity joints and trauma products or lower extremity joints and trauma products across the territories in which they serve. While this transition caused disruption in our U.S. business and negatively impacted our revenues in both 2014 and 2013, we continue to believe that this strategy positions us to leverage our sales force and broad product portfolio toward our goal of achieving above market extremities revenue growth and margin expansion over the long term by allowing us to increase the product proficiency of our sales representatives to better serve our surgeon customers and to increase and optimize our selling opportunities by improving our overall procedure coverage and providing access to new specialists, general surgeons and accounts.

During 2015, we plan to continue to strategically focus on and invest in building a competitively superior U.S. sales organization by training and certifying our sales representatives on our innovative product portfolio, continuing to develop and implement strong performance management practices, and enhancing sales productivity.

International

Internationally, we sell our full product portfolio, including upper and lower extremity products, sports medicine and biologics products and large joints products. We utilize several distribution approaches that are tailored to the needs and requirements of each individual market. Our international sales and distribution system currently consists of 12 direct sales offices and approximately 25 distributors that sell our products in approximately 40 countries. We utilize direct sales organizations in certain mature European markets, Australia, Japan and Canada. In France, our largest international market, we have an upper extremity direct sales force and a separate direct sales force that sells a combination of hip, knee and lower extremity products. In addition, we may also utilize independent stocking distributors in these direct sales areas to further broaden our distribution channel. In certain other geographies, including emerging markets, we utilize independent stocking distributors to market and sell our full product portfolio or select portions of our product portfolio.

As part of our efforts to grow internationally, over the last few years we have expanded our distribution and sales efforts into Mexico, Israel, Argentina, Singapore, Taiwan, Vietnam and the Czech Republic through partnerships with local stocking distributors. In addition, we have selectively transitioned from distributor representation to direct sales representation in certain countries, including Australia, the United Kingdom, Denmark, Belgium, Luxembourg, Japan and Canada during the past few years. We plan to continue this strategy of international expansion, in combination with the tailoring of our international distribution approach to the needs and requirements of each individual market. This strategy may result in additional sales coverage transitions in the future.

We generated $199.3 million, or 58% of our total revenue, in the United States during the year ended December 28, 2014, compared to $182.1 million and $156.8 million during the years ended December 29, 2013 and December 30, 2012, respectively. We generated $145.7 million, or 42% of our total revenue, in international markets outside of the United States during the year ended December 28, 2014, compared to $128.9 million and $120.8 million during the years ended December 29, 2013 and December 30, 2012, respectively. Our total revenue in France was $64.1 million in 2014, $58.2 million in 2013 and $52.7 million in 2012. Our total revenue in the Netherlands was $6.2 million in 2014, $5.8 million in 2013 and $5.3 million in 2012.

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

See the Fiscal Year Comparisons contained in “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report for a three-year revenue history by product category.

Upper Extremity Joints and Trauma

The upper extremity joints and trauma product category includes joint implants and bone fixation devices for the shoulder, hand, wrist and elbow. Our global revenue from this category for the year ended December 28, 2014 was $213.3 million, or 62% of total revenue, which represents growth of 16% over the prior year.

We expect the shoulder to continue to be the largest and most important product category for us for the foreseeable future. Our shoulder joint implants are used to treat painful shoulder conditions due to arthritis, irreparable rotator cuff tendon tears, bone disease, fractured humeral heads or failed previous shoulder replacement surgery. Our shoulder products include the following:

•	Our total joint replacement products have two components—a humeral implant consisting of a metal stem or base attached to a metal head, and a plastic implant for the glenoid (shoulder socket). Together, these two components mimic the function of a natural shoulder joint. Our products in this area include the Aequalis Ascend, Aequalis Primary, Aequalis PerFORM and Simpliciti shoulder systems. The Simpliciti minimally invasive, ultra short stem shoulder is currently available in certain international markets and, subject to FDA clearance, we expect to launch Simpliciti in the United States in the middle of 2015.

•	Our hemi joint replacement products replace only the humeral head and allow it to articulate against the native glenoid. These products include our PYC Humeral Head and Inspyre. PYC stands for pyrocarbon, which is a biocompatible material. The PYC Humeral Head is currently available in certain international markets.

•	Our reversed joint replacement products, which include the Aequalis Reversed II shoulder, are used in arthritic patients lacking rotator cuff function. The components are different from a traditional “total” shoulder in that the humeral implant has the plastic socket and the glenoid has the metal head. This design has the biomechanical impact of shifting the pivot point of the joint away from the body centerline and recruiting the deltoid muscles to enable the patient to elevate the arm.

•	Our convertible joint replacement products are modular implants that can be converted from a total or hemi shoulder implant to a reversed implant at a later date if the patient requires it. Our Aequalis Ascend Flex convertible shoulder system provides anatomic and reversed options within a single system and offers precise intra-operative implant-to-patient fit and easy conversion to reversed if necessary.

•	Our resurfacing implants, which include the Aequalis Resurfacing Head, are designed to preserve bone, which may benefit more active or younger patients with shoulder arthritis.

•	Trauma devices, such as plates, screws and nails, are non-articulating implants used to help stabilize fractures of the humerus. Our upper extremity trauma products include the Aequalis IM Nail, Aequalis Proximal Humeral Plate, Aequalis Fracture shoulder and Aequalis Reversed Fracture shoulder.

We also offer joint replacement and trauma products including implants, pins, plates and screws that are used to treat the hand, wrist and elbow. One of our distinctive product offerings for these smaller, non-load bearing joints are implants made from pyrocarbon, which has low joint surface friction and a high resistance to wear. We offer a wide range of pyrocarbon implants internationally and have begun to introduce some of these products into the United States. Our Latitude EV total elbow prosthesis gives surgeons the ability to reproduce the natural flexion/extension axis and restore natural kinematics of the elbow with its anatomic design.

Lower Extremity Joints and Trauma

The lower extremity joints and trauma category includes joint implants and bone fixation devices, including plates, screws, and nails, for the foot and ankle. Our global revenue from lower extremity joints and trauma for the year ended December 28, 2014 was $59.2 million, or 17% of total revenue, which represents growth of 1% over the prior year.

Our lower extremity products include the following:

•	Our joint replacement products include implants for the ankle that involve replacing the joint with an articulating multi-component implant. These joint implants may be mobile bearing, in which the plastic component is free to slide relative to the metal bearing surfaces, or fixed bearing, in which this component is constrained. We offer fixed bearing implants outside the United States, including the Salto Total Ankle prosthesis, and precision bearing implants globally, including the Salto Talaris Total Ankle mobile version. In 2014, we also commercially released the Salto XT, which is a revision system for previous ankle implant replacements.

•	Our bone fixation products include a broad range of anatomically designed plates, screws and nails. These products are used to stabilize and heal fractured bones, joint dislocation, correct deformities and fuse arthritic joints of the foot and ankle that result from either acute injuries or chronic wear and tear. These devices are also utilized in the treatment of a wide range of non-traumatic surgical procedures. These products include the MaxLock, MiniMaxLock, and MaxLock Extreme plate and screw systems and the Cannulink Intraosseous Fixation System (IFS) for hammertoe correction.

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

Our revenue from sports medicine and biologics for the year ended December 28, 2014 was $14.2 million, or 4% of total revenue, which represents a decline in revenue of 4% over the prior year. This decrease in sports medicine and biologics revenue reflects our increased focus on our extremities products.

Large Joints and Other

The large joints and other product category includes hip and knee joint replacement implants and other ancillary products, including instrumentation. Hip and knee joint replacement products are used to treat patients with painful arthritis in these larger joints and to treat femoral fracture patients. We offer these products in France and select international geographies. We currently have no plans to actively market our large joint implants in the United States. Our global revenue from large joints and other products for the year ended December 28, 2014 was $58.2 million, or 17% of total revenue, which represents growth of 10% over the prior year.

Manufacturing and Supply

We utilize a combination of internal manufacturing and a network of qualified outsourced manufacturing partners to produce our products and surgical instrumentation. We manufacture our internally-sourced products in three locations: Montbonnot, France, Grenoble, France and Macroom, Ireland. Our internal manufacturing operations are focused on product quality, continuous improvement and efficiency. Our operations in France have a long history and deep experience with orthopaedic manufacturing and process innovation. Additionally, we believe we are the only company to have vertically integrated operations for the manufacturing of pyrocarbon orthopaedic products. We believe that this capability gives us a competitive advantage in design for manufacturing and prototyping of this innovative material. Our Ireland location has been practicing Lean cellular manufacturing concepts for many years with a philosophy focused on high productivity, flexibility and capacity optimization.

We strive to optimize our internal manufacturing capacity and generally insource manufacturing where we can; however, we are willing to outsource products to our manufacturing partners when it provides us with cost efficiency, expertise, flexibility, and in instances where we need additional capacity. We believe that the improvement of our gross margins over the last several years has been the result of driving production process efficiencies, managing our material and labor costs, and optimizing the balance between insourced and outsourced manufacturing.

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

Some of our products are provided by suppliers under private-label distribution agreements. Under these agreements, the supplier generally retains the intellectual property and exclusive manufacturing rights. The supplier private labels the products under the Tornier brand for sale in certain fields of use and geographic territories. These agreements may be subject to minimum purchase or sales obligations and are terminable by either party upon notice. Our private-label distribution agreements expire between this year and 2016 and are renewable under certain conditions or by mutual agreement. Our private-label distribution agreements do not, individually or in the aggregate, represent a material portion of our business and we are not substantially dependent on them.

Our business, and the orthopaedic industry in general, is capital intensive, particularly as it relates to inventory levels and surgical instrumentation. Our business requires a significant level of inventory driven by our global footprint, the requirement to provide products within a short period of time, and the number of different sizes of many of our products. In addition, we must maintain a significant investment in surgical instrumentation as we provide these instruments to healthcare facilities and surgeons for their use to facilitate the implantation of our products.

Research and Development

We are committed to a strong research and development program focused on innovation. Our research and development teams are organized and aligned with our product marketing teams and are focused on improving clinical outcomes by designing innovative, clinically differentiated products with improved ease-of-use and by developing new product features and enhanced surgical techniques that can be leveraged across a broader base of surgeon customers. Our internal research and development teams work closely with external research and development consultants and a global network of leading surgeon inventors to ensure we have broad access to best-in-class ideas and technologies to drive our product development pipeline. We also have an active business development team that actively evaluates novel technologies and development stage products, which our internal team can assist in bringing to market.

Our research and development expenses were $24.1 million, $22.4 million and $22.5 million in 2014, 2013 and 2012, respectively. As of December 28, 2014, we had a research and development staff of 68 people, or 6% of our total employees, principally located in Montbonnot, France and Warsaw, Indiana, with additional staff in Grenoble, France, Bloomington, Minnesota and Medina, Ohio.

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

We face competition from large diversified orthopaedic manufacturers, such as DePuy Orthopaedics, Inc., a Johnson & Johnson subsidiary, Biomet, Inc., Zimmer Corporation, Stryker Corporation and Smith & Nephew, Inc., and established mid-sized orthopaedic manufacturers, such as Arthrex, Inc., Wright Medical Group, Inc., Exactech, Inc. and Integra LifeSciences Corporation. Many of the companies developing or marketing competitive orthopaedic products enjoy several competitive advantages over us, including:

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

We also compete against smaller, entrepreneurial companies with niche product lines. Our competitors may increase their focus on the extremities market, which is our primary strategic focus. Our competitors may develop and patent processes or products earlier than we can, obtain regulatory clearances or approvals for competing products more rapidly than we can or develop more effective or less expensive products or technologies that render our technology or products obsolete or non-competitive. We also compete with those and other organizations in recruiting and retaining qualified scientific, management and sales personnel, as well as in acquiring technologies complementary to our products or advantageous to our business. If our competitors are more successful than us in these matters, we may be unable to compete successfully against our existing and future competitors.

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

We cannot be assured that our patents will provide competitive advantages for our products, or that our competitors will not challenge or circumvent these rights. In addition, we cannot be assured that the U.S. Patent and Trademark Office, or USPTO, or foreign patent offices will issue any of our pending patent applications. The USPTO and foreign patent offices also may reject or require significant narrowing of claims in our pending patent applications affecting patents issuing from the pending patent applications. Any patents issuing from our pending patent applications may not provide us with significant commercial protection. We could incur substantial costs in proceedings before the USPTO or foreign patent offices, including opposition and other post-grant proceedings. These proceedings could result in adverse decisions as to the patentability or validity of our patent claims. Additionally, the laws of some of the countries in which our products are or may be sold may not protect our products and intellectual property to the same extent as the laws in the United States, or at all. Litigation also may be necessary to enforce patent rights we own.

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

While we do not believe that any of our products infringe any valid claims of patents or other proprietary rights held by third parties, we cannot be assured that we do not infringe upon any patents or other proprietary rights held by third parties. If our products were found to infringe upon any proprietary right of a third party, we could be required to pay significant damages or license fees to the third party or cease production, marketing and distribution of those products. Litigation also may be necessary to defend ourselves against claims of infringement of patents or other proprietary rights held by third parties.

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

If the FDA determines that a product does not qualify for 510(k) clearance, then we would be required to make a submission for a de novo approval or a PMA before we can market the product. The PMA process requires us to provide clinical and laboratory data that establishes that the new device is safe and effective in an independent and absolute sense as opposed to in a comparative sense as with a 510(k). The PMA can include post-approval conditions including, among other things, restrictions on labeling, promotion, sale and distribution, data reporting (surveillance), or requirements to do additional clinical studies post-approval. Even after approval of a PMA, the FDA must grant subsequent approvals for a new PMA or PMA supplement to authorize certain modifications to the device, its labeling or its manufacturing process.

One or more clinical trials may be required to support a 510(k) application or a de novo submission and almost always are required to support a PMA application. Clinical trials of unapproved or uncleared medical devices or devices being studied for uses for which they are not approved or cleared (investigational devices) must be conducted in compliance with FDA requirements. If human clinical trials of a device are required and the device presents a significant risk, the sponsor of the trial must file an investigational device exemption (IDE) application prior to commencing human clinical trials. The IDE application must be supported by data, typically including the results of animal and/or laboratory testing. If the IDE application is approved by the FDA and one or more institutional review boards (IRBs), human clinical trials may begin at a specific number of institutional investigational sites with the specific number of patients approved by the FDA. If the device presents a non-significant risk to the patient, a sponsor may begin the clinical trial after obtaining approval for the trial by one or more IRBs without separate approval from the FDA. During the trial, the sponsor must comply with the FDA’s IDE requirements including, for example, investigator selection, trial monitoring, adverse event reporting and recordkeeping. The investigators must obtain patient informed consent, rigorously follow the investigational plan and trial protocol, control the disposition of investigational devices and comply with reporting and recordkeeping requirements. We, the FDA and the IRB at each institution at which a clinical trial is being conducted may suspend a clinical trial at any time for various reasons, including a belief that the subjects are being exposed to an unacceptable risk. We are currently conducting a few clinical trials.

After a device is cleared or approved for marketing, numerous and pervasive regulatory requirements continue to apply and we continue to be subject to inspection by the FDA to determine our compliance with these requirements, as do our suppliers, contract manufacturers and contract testing laboratories. These requirements include, among others, the following:

•	Quality System regulations, which govern, among other things, how manufacturers design, test, manufacture, modify, label, exercise quality control over and document manufacturing of their products;

•	labeling and claims regulations, which require that promotion is truthful, not misleading, fairly balanced and provide adequate directions for use and that all claims are substantiated, and also prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling;

•	FDA guidance of off-label dissemination of information and responding to unsolicited requests for information;

•	Medical Device Reporting regulation, which requires reporting to the FDA certain adverse experiences associated with use of the product;

•	complaint handling regulations designed to track, monitor and resolve complaints related to our products;

•	Part 806 reporting of certain corrections, removals, enhancements and recalls of products;

•	complying with the new federal law and regulations requiring Unique Device Identifiers (UDI) on devices and also requiring the submission of certain information about each device to FDA’s Global Unique Device Identification Database (GUDID); and

•	in some cases, ongoing monitoring and tracking of our products’ performance and periodic reporting to the FDA of such performance results.

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

We are subject to various U.S. federal and state laws concerning healthcare fraud and abuse, including anti-kickback and false claims laws, and other matters. The federal Anti-Kickback Statute (and similar state laws) prohibits certain illegal remuneration to physicians and other health care providers that may financially bias prescription decisions and result in an over-utilization of goods and services reimbursed by the federal government. The False Claims Act (and similar state laws) prohibits conduct on the part of a manufacturer which may cause or induce an inappropriate reimbursement for devices reimbursed by the federal government. These laws are administered by, among others, the U.S. Department of Justice, the Office of Inspector General of the Department of Health and Human Services and state attorneys general. Many of these agencies have increased their enforcement activities with respect to medical device manufacturers in recent years. Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, fines, imprisonment and exclusion from participation in federal government healthcare programs, including Medicare, Medicaid and Veterans Administration (VA) health programs. We are also subject to the U.S. federal Physician Payments Sunshine Act and various state laws on reporting remunerative relationships with healthcare customers. We are also subject to various federal and state laws that protect the confidentiality of certain patient health information, including patient medical records, and restrict the use and disclosure of patient health information by healthcare providers, such as the Health Insurance Portability and Accountability Act of 1996, or HIPAA.

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

To market our product devices in the member countries of the European Union, we are required to comply with the European Medical Device Directives and to obtain CE mark certification. CE mark certification is the European symbol of adherence to quality assurance standards and compliance with applicable European Medical Device Directives. Under the European Medical Device Directives, all medical devices must qualify for CE marking. To obtain authorization to affix the CE mark to one of our products, a recognized European Notified Body must assess our quality systems and the product’s conformity to the requirements of the European Medical Device Directives. We are subject to inspection by the Notified Bodies for compliance with these requirements. We also are required to comply with regulations of other countries in which our products are sold, such as obtaining Ministry of Health Labor and Welfare approval in Japan, Health Protection Branch approval in Canada and Therapeutic Goods Administration approval in Australia.

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

Third-Party Coverage and Reimbursement

Sales volumes and prices of our products depend in large part on the availability of coverage and reimbursement from third-party payors. Third-party payors include governmental programs such as Medicare and Medicaid, private insurance plans and workers’ compensation plans. These third-party payors may deny coverage or reimbursement for a product or procedure if they determine that the product or procedure was not medically appropriate or necessary. The third-party payors also may place limitations on the types of physicians that can perform specific types of procedures or the care setting in which the procedure is performed, i.e., out-patient or in-hospital. Also, third-party payors are increasingly auditing and challenging the prices charged for medical products and services with concern for upcoding, miscoding, using inappropriate modifiers, or billing for inappropriate care settings. Some third-party payors must approve coverage for new or innovative devices or procedures before they will reimburse healthcare providers who use the products or therapies. Even though a new product may have been cleared for commercial distribution by the FDA, we may find limited demand for the product until reimbursement approval has been obtained from governmental and private third-party payors.

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

Outside the United States, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific product lines and procedures. There can be no assurance that procedures using our products will be considered medically reasonable and necessary for a specific indication, that our products will be considered cost-effective by third-party payors, that an adequate level of reimbursement will be available or that the third-party payors’ reimbursement policies will not adversely affect our ability to sell our products profitably. We believe we have received increased requests for clinical data for the support of registration and reimbursement outside the United States and Europe. More and more, local, product specific reimbursement law is applied as an overlay to medical device regulation, which has provided an additional layer of clearance requirement. Specifically, Australia now requires that clinical data for clearance and reimbursement be in the form of prospective, multi-center studies, a high bar not previously applied. In addition, in France, certain innovative devices (such as some of our products made from pyrolytic carbon), have been identified as needing to provide clinical evidence to support a “mark-specific” reimbursement.

Seasonality and Backlog

Our business is somewhat seasonal in nature, as many of our products are used in elective procedures, which typically decline during June, July and August and can increase at the end of the calendar year once annual deductibles have been met on health insurance plans. Additionally, elective procedures typically decline in certain parts of Europe during the third quarter of the year due to holiday and vacation schedules.

The time period between the placement of an order for our products and shipment is generally short. As such, we do not consider our backlog of firm orders to be material to an understanding of our business.

Employees

As of December 28, 2014, we had 1,121 employees, including 437 in manufacturing and operations, 68 in research and development and the remaining in sales, marketing, quality, regulatory and related administrative support. Of our 1,121 worldwide employees, 423 employees were located in the United States and 698 employees were located outside of the United States, primarily in France and Ireland.

Financial Information about Geographical Areas

See Note 13 to our consolidated financial statements for information regarding our revenues and long-lived assets by geographic area.

Available Information

Our principal executive offices are located at Prins Bernhardplein 200, 1097 JB Amsterdam, The Netherlands. Our telephone number at this address is (+ 31) 20 675-4002. Our agent for service of process in the United States is CT Corporation, 1209 Orange Street., Wilmington, Delaware 19801. Our corporate website is located at www.tornier.com. The information contained on our website or connected to our website is not incorporated by reference into and should not be considered part of this report.

We make available, free of charge and through our Internet corporate website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to any such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

ITEM 1A. RISK FACTORS

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. We also are subject to risks in connection with our proposed merger with Wright. The following is a discussion of the specific risks that could materially adversely affect our business, financial condition or operating results:

Risks Related to Our Proposed Merger with Wright

The obligation of Wright and Tornier to complete the merger is conditioned on, among other things, the expiration or termination of the applicable waiting period under the HSR Act, which if delayed, not granted or granted with unacceptable conditions, may delay or jeopardize the consummation of the merger, result in additional expenditures of money and resources and/or reduce the anticipated benefits of the merger.

The proposed merger between Tornier and Wright is subject to customary closing conditions, including the expiration or termination of the applicable waiting period under the HSR Act. There is no assurance that clearance under the HSR Act will be obtained. Moreover, as a condition to their clearance of the transaction under the HSR Act, the U.S. Federal Trade Commission or the Antitrust Division within the U.S. Department of Justice may impose requirements, limitations or costs or require divestitures or place restrictions on the conduct of the business of the combined company after the closing. These requirements, limitations, costs, divestitures or restrictions could jeopardize or delay the effective time of the merger, adversely affect the timing and ability of the combined company to integrate Wright’s and Tornier’s operations and/or reduce the anticipated benefits of the merger.

Wright and Tornier may agree to material requirements, limitations, costs, restrictions, in the case of divestitures in order to obtain clearance under the HSR Act, any of which could result in a failure to consummate the merger or have a material adverse effect on the business and operating results of the combined company. Pursuant to the merger agreement, Wright will control the terms of, and assets included in, any divestiture involving assets that generated U.S. revenue less than $15 million during the twelve months ended September 30, 2014, subject to using commercially reasonable efforts to contest any divestiture proposed by a governmental body. The parties must jointly agree on any more significant divestiture.

The merger is subject to certain other conditions to closing that could result in the merger not being consummated or being delayed, any of which could negatively impact the share price and future business and operating results of Tornier.

Consummation of the proposed merger between Tornier and Wright is subject to a number of customary conditions, other than expiration or termination of the applicable waiting period under the HSR Act, including, but not limited to, the approval of the merger agreement by the Wright and Tornier shareholders. There is no assurance that Wright and Tornier will receive the necessary approvals or satisfy the other conditions necessary for the completion of the merger. If any conditions to the merger are not satisfied or, where waiver is permissible, not waived, the merger will not be consummated.

Failure to complete the merger would prevent Tornier from realizing the anticipated benefits of the merger. Tornier has incurred significant costs and expects to continue to incur significant costs associated with the merger, including transaction fees, professional services, taxes and other costs related to the merger. In the event that the merger is not completed, Tornier will remain liable for these costs and expenses. Further, if the merger is not completed and the merger agreement is terminated, under certain circumstances, Tornier may be required to pay Wright a termination fee of $46 million and/or pay Wright expenses of up to $5 million.

In addition, the current market price of Tornier ordinary shares may reflect a market assumption that the merger will occur, and a failure to complete the merger could result in a negative perception by the market of Tornier generally and a resulting decline in the market price of Tornier ordinary shares. Any delay in the consummation of the merger or any uncertainty about the consummation of the merger could also negatively impact the share price and future business and operating results of Tornier. No assurance can be provided that the merger will be consummated, that there will be no delay in the consummation of the merger or that the merger will be consummated on the terms contemplated by the merger agreement.

Wright and Tornier may waive one or more conditions to the merger without resoliciting shareholder approval for the merger.

Certain conditions to Wright’s and Tornier’s obligations to complete the merger may be waived, in whole or in part, to the extent legally allowed, either unilaterally or by agreement of Wright and Tornier. In the event of a waiver of a condition, the boards of directors of Wright and Tornier will evaluate the materiality of any such waiver to determine whether a supplement to the joint proxy statement/prospectus relating to the merger, once finalized, or an amendment to the registration statement of which the joint proxy statement/prospectus is a part or a resolicitation of proxies is necessary. In the event that the board of directors of Tornier determines any such waiver is not significant enough to require resolicitation of shareholders, it will have the discretion to complete the merger without seeking further shareholder approval. The conditions requiring the approval of each company’s shareholders, however, cannot be waived.

The exchange ratio to be used in connection with the merger to determine the number of Tornier ordinary shares to issue to Wright shareholders is fixed and will not be adjusted in the event of any change in the price of either Wright shares or Tornier ordinary shares prior to the completion of the merger.

Upon completion of the merger, each Wright share will be converted into the right to receive 1.0309 Tornier ordinary shares. This exchange ratio will not be adjusted for changes in the market price of either Wright shares or Tornier ordinary shares between the date of signing the merger agreement and completion of the merger. Changes in the price of Tornier ordinary shares prior to the merger will affect the value of Tornier ordinary shares that Wright shareholders will receive on the closing date. The exchange ratio will, however, be adjusted appropriately to fully reflect the effect of any reclassification, stock split, stock dividend or distribution, recapitalization or other similar transaction with respect to either the Wright shares or Tornier ordinary shares prior to the completion of the merger.

The prices of Wright shares and Tornier ordinary shares on the date of the completion of the merger may vary from their prices on the date the merger agreement was executed, on the date of this report and on the date of each shareholder meeting. As a result, the value represented by the exchange ratio will also vary. These variations could result from changes in the business, operations or prospects of Wright or Tornier prior to or following the completion of the merger, regulatory considerations, general market and economic conditions and other factors both within and beyond the control of Wright or Tornier.

The merger agreement with Wright contains provisions that restrict Tornier’s ability to pursue alternatives to the merger and, in specified circumstances, could require Tornier to pay Wright a termination fee and expense reimbursement.

Under the merger agreement with Wright, Tornier agreed not to (1) take certain actions to solicit proposals relating to alternative business combination transactions or (2) subject to certain exceptions, including the receipt of a “superior proposal” (as such term is defined in the merger agreement), enter into discussions or an agreement concerning or provide confidential information in connection with any proposals for alternative business combination transactions. In certain specified circumstances upon termination of the merger agreement, Tornier would be required to pay Wright a termination fee of $46 million and reimburse Wright for its merger-related expenses in an amount not to exceed $5 million. These provisions could discourage a third party that may have an interest in acquiring all or a significant part of Tornier from considering or proposing that acquisition, even if such third party were prepared to enter into a transaction that is more favorable to Tornier and the Tornier shareholders than the proposed merger with Wright.

Whether or not the merger is completed, the announcement and pendency of the merger could impact or cause disruptions in Tornier’s business, which could have an adverse effect on Tornier’s businesses and operating results.

Whether or not the merger with Wright is completed, the announcement and pendency of the merger could cause disruptions in or otherwise negatively impact Tornier’s business and operating results, including among others:

•	Tornier employees may experience uncertainty about their future roles with the combined company, which might adversely affect Tornier’s ability to retain and hire key personnel and other employees;

•	the attention of Tornier’s management may be directed toward completion of the merger and transaction-related considerations and may be diverted from the day-to-day operations and pursuit of other opportunities that could have been beneficial to Tornier’s business; and

•	customers, distributors, independent sales agencies, vendors or suppliers may seek to modify or terminate their business relationships with Tornier, or delay or defer decisions concerning Tornier.

These disruptions could be exacerbated by a delay in the completion of the merger or termination of the merger agreement and could have an adverse effect on Tornier’s business, operating results or prospects if the merger is not completed or the business, operating results or prospects of the combined company if the merger is completed.

Current Tornier shareholders will have a reduced ownership and voting interest in the combined company after the merger.

Upon completion of the merger, Wright shareholders will own approximately 52% of the combined company and Tornier shareholders will own approximately 48% of the combined company on a fully diluted basis. Tornier shareholders currently have the right to vote for Tornier’s directors and on other matters affecting Tornier. When the merger occurs, each Tornier shareholder will remain a shareholder of the combined company with a percentage ownership of the combined company that will be smaller than the shareholder’s percentage ownership of Tornier prior to the merger. As a result, current Tornier shareholders will have less voting power in the combined company than they now have with respect to Tornier.

The directors and executive officers of Tornier have interests in the merger that may be different from, or in addition to, those of other Tornier shareholders, which could have influenced their decisions to support or approve the merger.

In considering whether to approve the merger once the merger proposals are submitted to a vote of Tornier shareholders, Tornier shareholders should recognize that the directors and executive officers of Tornier have interests in the merger that are in addition to their interests as Tornier shareholders. These interests may include, among others, continued service as a director or an executive officer of the combined company, accelerated vesting of certain equity-based awards or certain severance benefits and payment of certain amounts in connection with the merger, as applicable. These interests, among others, may influence the directors and executive officers of Tornier to support or approve the proposals to be submitted to a vote of the Tornier shareholders at the Tornier extraordinary general meeting anticipated to be held in connection with the merger.

If counterparties to certain agreements with Wright or Tornier do not consent to the merger, change of control rights under those agreements may be triggered as a result of the merger, which could cause the combined company to lose the benefit of such agreements and incur liabilities or replacement costs.

Wright and Tornier could be parties to agreements or possess permits that contain change of control provisions that will be triggered as a result of the merger. If the counterparties to these agreements or the authorities responsible for such permits do not consent to the merger, the counterparties or authorities may have the ability to exercise certain rights (including termination rights), resulting in Wright or Tornier incurring liabilities as a consequence of breaching such agreements or operating without such permits, or causing Wright or Tornier to lose the benefit of such agreements or permits or incur costs in seeking replacement agreements or permits.

The combined company may need additional financing to satisfy its anticipated liquidity challenges, which may not be available on favorable terms at the time it is needed and which could reduce the combined company’s operational and strategic flexibility.

The combined company may face liquidity challenges during the next several years in light of significant contingent liabilities and financial obligations and commitments, including, among others, acquisition-related contingent consideration payments and outstanding indebtedness, Tornier’s outstanding indebtedness in the amount of approximately $67.7 million as of December 28, 2014 that will become due and payable upon completion of the merger, transaction-related expenses, and the combined company’s anticipated operating losses for the next few years. In the event that the combined company requires additional working capital to fund future operations, the combined company could seek to acquire that through additional equity or debt financing arrangements, which may or may not be available on favorable terms at such time. If the combined company raises additional funds by issuing equity securities, the combined company’s shareholders may experience dilution. Debt financing, if available, may involve covenants restricting the combined company’s operations or its ability to incur additional debt. Any debt financing or additional equity that the combined company raises may contain terms that are not favorable to the combined company or its shareholders. If the combined company does not have, or is not able to obtain, sufficient funds, it may have to delay development or commercialization of its products or license to third parties the rights to commercialize products or technologies that it would otherwise seek to commercialize. The combined company also may have to reduce marketing, customer support or other resources devoted to its products or cease operations.

The combined company may be unable to successfully integrate Wright’s and Tornier’s operations or to realize the anticipated cost savings and other potential benefits of the merger in a timely manner or at all. As a result, the value of Tornier ordinary shares may be adversely affected.

We entered into the merger agreement with Wright because we believe that the merger will be beneficial to Tornier and our shareholders and other stakeholders. Achieving the anticipated potential benefits of the merger will depend in part upon whether the combined company is able to integrate Wright’s and Tornier’s operations in an efficient and effective manner. The integration process may not be completed smoothly or successfully. The necessity of coordinating geographically separated organizations, systems and facilities and addressing possible differences in business backgrounds, corporate cultures and management philosophies may increase the difficulties of integration. Tornier and Wright operate numerous systems, including those involving management information, purchasing, accounting and finance, sales, billing, payroll, employee benefits and regulatory compliance. Tornier and Wright may also have inconsistencies in standards, controls, procedures or policies that could affect the ability of the combined company to maintain relationships with customers and employees after the merger or to achieve the anticipated benefits of the merger. The integration of certain operations following the merger will require the dedication of significant management resources, which may temporarily distract management’s attention from day-to-day business. Employee uncertainty and lack of focus during the integration process may also disrupt the combined company’s business. Any inability of management to integrate successfully the operations of the two companies or to do so within a longer time frame than expected could have a material adverse effect on the combined company’s business and operating results. The combined company may not be able to achieve the anticipated operating and cost synergies or long-term strategic benefits of the merger. An inability to realize the full extent of, or any of, the anticipated benefits of the merger, as well as any delays encountered in the integration process, could have an adverse effect on the business and operating results of the combined company, which may affect the value of the combined company’s ordinary shares after the completion of the merger.

The success of the combined company after the merger will depend in part upon the ability of Wright and Tornier to retain key employees of both companies. Competition for qualified personnel can be very intense. In addition, key employees may depart because of issues relating to the uncertainty or difficulty of integration or a desire not to remain with the combined company, or in the case of sales personnel, overlapping sales territories. Accordingly, no assurance can be given that key employees will be retained.

Wright and Tornier have not yet determined the exact nature of how the businesses and operations of the two companies will be combined after the merger. The actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized.

Four class action lawsuits have been filed and additional lawsuits may be filed against Wright, Tornier, Holdco and/or Merger Sub relating to the merger. An adverse ruling in any such lawsuit may prevent the merger from being consummated.

On November 25, 2014, two purported Wright shareholders, Anthony Marks (as Trustee for Marks Clan Super) and Paul Parshall, filed class action complaints challenging the merger in the Chancery Court of Shelby County Tennessee, for the Thirtieth Judicial District, at Memphis and the Court of Chancery of the state of Delaware, respectively. Marks amended his complaint on January 7, 2015, and Parshall amended his complaint on February 6, 2015. On November 26, 2014, a third purported Wright shareholder, City of Warwick Retirement System, filed a class action complaint challenging the merger in the Circuit Court of Tennessee, for the Thirtieth Judicial District, at Memphis, followed by an amended complaint, filed on January 5, 2015. On December 2, 2014, a fourth purported Wright shareholder, Paulette Jacques, filed a class action complaint challenging the merger in the Chancery Court of Shelby County Tennessee, for the Thirtieth Judicial District, at Memphis, followed by an amended complaint filed on January 7, 2015.

The four complaints all name as defendants Wright, Tornier, Holdco, Merger Sub and the members of the board of directors of Wright. The amended complaint filed by Jacques also names Warburg Pincus LLC as a defendant. The complaints seek, among other relief, an order enjoining or rescinding the merger and an award of attorneys’ fees and costs on the grounds that the Wright board or directors breached their fiduciary duty in connection with entering into the merger agreement, approving the merger, and causing Wright to issue a preliminary Form S-4 registration statement that purportedly fails to disclose allegedly material information about the merger. The complaints further allege that Wright, Tornier, Holdco and Merger Sub aided and abetted the alleged breaches of fiduciary duties by the Wright board of directors, while the amended complaint filed by Jacques also makes this same allegation against Warburg Pincus LLC. It is possible that these complaints will be amended further to make additional claims and/or that additional lawsuits making similar or additional claims relating to the merger will be brought.

One of the conditions to completion of the merger is the absence of any order being in effect that prohibits the consummation of the merger. Accordingly, if any of these plaintiffs or any future plaintiff is successful in obtaining an order enjoining consummation of the merger, then such order may prevent the merger from being completed, or from being completed within the expected time frame.

Risks Related to Our Business and Industry

We have a history of operating losses and negative cash flow and may never achieve profitability.

We have a history of operating losses and at December 28, 2014, we had an accumulated deficit of $301.6 million. Our ability to achieve profitability will be influenced by many factors, including the success of our proposed merger with Wright, the extent and duration of our future operating losses, the level and timing of future revenue and expenditures, development, commercialization and market acceptance of new products, the results and scope of ongoing research and development projects, the success of our direct sales force and independent distributor and sales agency organization and transitions related thereto, competing technologies and market developments and regulatory requirements and delays. As a result, we may continue to incur operating losses for the foreseeable future. These losses will continue to have an adverse impact on our shareholders’ equity, and we may never achieve or sustain profitability.

We have transitioned our U.S. sales channel from a network of independent sales agencies that sold our full product portfolio to a combination of direct sales teams and independent sales agencies that, for the most part, are individually focused on selling either upper extremity products or lower extremity products across the territories that they serve. This transition has had, and may continue to have, an adverse effect on our operations and operating results and, ultimately, may not prove to be successful.

In the United States, we historically had a single sales channel that consisted of a network of independent commission-based sales agencies, along with direct sales representation in certain territories. We have transitioned to a combination of direct sales teams and independent sales agencies that, for the most part, are individually focused on selling either upper extremity products or lower extremity products across the territories that they serve. We believe this strategy provides increased focus to our sales teams and allows us to increase the product proficiency of our sales representatives and increase our selling opportunities by improving our overall procedure coverage, leveraging our entire product portfolio, and accessing new specialists, general surgeons and accounts. However, we may be incorrect and it is possible that our separate sales strategy may be unsuccessful.

To create these separate upper and lower extremity sales channels, we terminated relationships with certain independent sales agencies and transitioned these territories to new agencies or established direct sales representation; acquired sales agencies and established direct sales representation; or transitioned an upper or lower extremity product portfolio between agencies or from an agency to a new direct sales team. This transition caused disruption in our U.S. sales channel during 2014 and 2013 and it is possible that this disruption may continue into 2015 as we hire additional sales representatives and educate, train and optimize our sales teams. It is also possible that we may become subject to litigation and incur future charges and cash expenditures in connection with this transition, which charges and cash expenditures would adversely affect our operating results.

We rely on distributors, independent sales agencies and their representatives to market and sell our products in certain territories. A failure to retain our existing relationships with these distributors, independent sales agencies and their representatives or additional changes and transitions with respect to our sales organization could have an adverse effect on our operations and operating results.

Our success is partially dependent upon our ability to retain and motivate our distributors, independent sales agencies and their representatives to sell our products in certain territories. We depend on their sales and service expertise and their relationships with surgeons in the marketplace. As of February 10, 2015, our distribution system in the United States consisted of approximately 170 direct sales representatives and approximately 20 independent sales agencies that sell our products. Internationally, we currently utilize several distribution approaches depending on individual market requirements and, as a result, as of February 10, 2015, our international distribution system consisted of 12 direct sales offices and approximately 25 distributors that sell our products in approximately 40 countries. As part of our strategy to grow internationally, we have selectively converted from distributor representation to direct sales representation in certain countries, including the United Kingdom, Denmark, Belgium, Luxembourg, Japan, Australia and Canada, and we have selectively converted from direct sales representation to distributor representation in certain countries, including Spain, during the past few years.

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

We may not be able to successfully implement our business strategy either as an independent company or after the completion of our proposed merger with Wright. To implement our business strategy we need to, among other things, develop and introduce new extremity joint products, find new applications for and improve our existing products, properly identify and anticipate our surgeons’ and their patients’ needs, obtain regulatory clearances or approvals for new products and applications and educate surgeons about the clinical and cost benefits of our products. We are continually engaged in product development and improvement programs, and we expect new products to account for a significant portion of our future growth. If we do not continue to introduce new products and technologies, or if those products and technologies are not accepted, we may not be successful. Moreover, research and development efforts may require a substantial investment of time and resources before we are adequately able to determine the commercial viability of a new product, technology, material or innovation. Demand for our products also could change in ways we may not anticipate due to evolving customer needs, changing demographics, slow industry growth rates, evolving surgical philosophies and evolving industry standards, among others. Additionally, our competitors’ new products and technologies may precede our products to market, may be more effective or less expensive than our products or may render our products obsolete. Our new products and technologies also could render our existing products obsolete and thus adversely affect sales of our existing products and lead to increased expense for excess and obsolete inventory. For example, we believe that sales of our Aequalis Ascend Flex convertible shoulder system may adversely affect demand for and sales of our other mature shoulder products. Our targeted surgeons practice in areas such as shoulder, upper extremities, lower extremities, sports medicine and reconstructive and general orthopaedics, and our strategy of focusing primarily on these surgeons may not be successful. Even if we successfully implement our business strategy, our operating results may not improve. We may decide to alter or discontinue aspects of our business strategy and may adopt different strategies due to business or competitive factors, which could negatively impact our operating results.

We may be unable to compete successfully against our existing or potential competitors, in which case our revenue and operating results may be negatively affected and we may not grow.

The market for orthopaedic devices is highly competitive and subject to rapid and profound technological change. Our success depends, in part, on our ability to maintain a competitive position in the development of technologies and products for use by our customers. We face competition from large diversified orthopaedic manufacturers, such as DePuy Orthopaedics, Inc., a Johnson & Johnson subsidiary, Zimmer Corporation, Biomet, Inc., Stryker Corporation and Smith & Nephew, Inc., and established mid-sized orthopaedic manufacturers, such as Arthrex, Inc., Wright Medical Group, Inc., Exactech, Inc. and Integra LifeSciences Corporation. Many of the companies developing or marketing competitive orthopaedic products enjoy several competitive advantages over us, including:

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

The orthopaedic industry is intensely competitive and has been subject to increasing consolidation recently and over the last few years. For instance, in October 2014, we announced a merger with Wright Medical Group, Inc.; in June 2014, Stryker Corporation announced its acquisition of Bone Innovations, Inc. which it completed during third quarter of 2014; in May 2014, Smith & Nephew, Inc. acquired ArthroCare Corporation; in April 2014, Zimmer Holdings, Inc. announced its acquisition of Biomet, Inc.; Wright Medical Group, Inc. acquired OrthoPro in February 2014, Solana Surgical, LLC in January 2014 and Biotech International in November 2013 and Stryker Corporation acquired MAKO Surgical Corp. in December 2013. Consolidation in our industry not involving our company could result in existing competitors increasing their market share through business combinations and result in stronger competitors, which could have a material adverse effect on our business, financial condition and results of operations. We may be unable to compete successfully in an increasingly consolidated industry and cannot predict with certainty how industry consolidation will affect our competitors or us.

We derive a significant portion of our revenue from operations in markets outside the United States, which exposes us to additional risks.

We derive a significant portion of our revenue from operations in markets outside the United States. Our distribution system as of February 10, 2015, outside the United States consisted of 12 direct sales offices and approximately 25 distribution partners, who together sell in approximately 40 countries. Most of these countries are, to some degree, subject to political, economic and social instability. For 2014 and 2013, approximately 42% and 41% of our revenue, respectively, was derived from our operations outside the United States, including 19% of our revenue from France for both 2014 and 2013. Any material decrease in our international revenue may negatively affect our profitability. In the future, we intend to further expand our international operations into key markets, such as Brazil and China, as we have done, for example, in 2013, when we acquired certain assets of our distributors in Australia, Canada and the United Kingdom and established direct sales forces in such countries. Our international sales operations expose us and our representatives, agents and distributors to risks inherent in operating in foreign jurisdictions. These risks include:

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

Our upper extremity joints and trauma products, which includes joint implants and bone fixation devices for the shoulder, hand, wrist and elbow, generate a significant portion of our revenue. During 2014 and 2013, our upper extremity joints and trauma products generated approximately 62% and 59% of our revenue, respectively. We expect the shoulder to continue to be the largest and most important product category for us for the foreseeable future, especially in light of the success of our Aequalis Ascend Flex. However, our expectations may prove to be incorrect and it is possible that the market acceptance of the Aequalis Ascend Flex will not meet our expectations or may have the effect of negatively impacting sales of our other shoulder products. A decline in our upper extremity joints and trauma product revenue as a result of lack of market acceptance of new products, the effect of new products on sales of existing products, increased competition, regulatory matters, intellectual property matters or any other reason would negatively impact our operating results.

We obtain some of our products through private-label distribution agreements that subject us to minimum performance and other criteria. Our failure to satisfy those criteria could cause us to lose those rights of distribution

We have entered into private-label distribution agreements with manufacturers of some of our products. These manufacturers brand their products according to our specifications, and we may have exclusive rights in certain fields of use and territories to sell these products subject to minimum purchase, sales or other performance criteria. Though these agreements do not individually or in the aggregate represent a material portion of our business, if we do not meet these performance criteria, or fail to renew these agreements, we may lose exclusivity in a field of use or territory or cease to have any rights to these products, which could have an adverse effect on our revenue. Furthermore, some of these manufacturers may be smaller, undercapitalized companies that may not have sufficient resources to continue operations or to continue to supply us sufficient product without additional access to capital.

If our private-label manufacturers fail to provide us with sufficient supply of their products, or if their supply fails to meet appropriate quality requirements, our business could suffer.

Our private-label manufacturers are sole source suppliers of the products we purchase from them. Given the specialized nature of the products they provide, we may not be able to locate or establish additional or replacement manufacturers of these products. Moreover, these private-label manufacturers typically own the intellectual property associated with their products, and even if we could find a replacement manufacturer for the product, we may not have sufficient rights to enable the replacement party to manufacture the product. While we have entered into agreements with our private-label manufacturers that we believe will provide us sufficient quantities of products, we cannot assure you that they will do so, or that any products they do provide us will not contain defects in quality. Our private-label manufacturing agreements have terms expiring between this year and 2016 and are renewable under certain conditions or by mutual agreement. The agreements also include some or all of the following provisions allowing for termination under certain circumstances: (i) either party’s uncured material breach of the terms and conditions of the agreement; (ii) either party filing for bankruptcy, being bankrupt or becoming insolvent, suspending payments, dissolving or ceasing commercial activity; (iii) our inability to meet market development milestones and ongoing sales targets; (iv) termination without cause, provided that payments are made to the distributor; (v) a merger or acquisition of one of the parties by a third party; (vi) the enactment of a government law or regulation that restricts either party’s right to terminate or renew the contract or invalidates any provision of the agreement or (vii) the occurrence of a “force majeure,” including natural disaster, explosion or war.

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

On a quarterly basis, we typically provide projected financial information, such as our anticipated quarterly and annual revenues, adjusted earnings before interest, taxes and depreciation and net loss. These financial projections are based on management’s then current expectations and typically do not contain any significant margin of error or cushion for any specific uncertainties or for the uncertainties inherent in all financial forecasting. The failure to achieve our financial projections or the projections of analysts and investors could have an adverse effect on our business, disappoint analysts and investors and cause the market price of our ordinary shares to decline. Our revenue performance has been outside of our guidance range in certain quarters, which negatively impacted the market price of our ordinary shares, and could do so in the future should our results fall below our guidance range and the expectations of analysts and investors.

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

As a result of the need to maintain substantial levels of inventory and instruments, we are subject to the risk of obsolescence. The nature of our business requires us to maintain a substantial level of inventory and instruments. For example, our total consolidated inventory balance was $88.7 million and $87.0 million at December 28, 2014 and December 29, 2013, respectively, and our total consolidated instrument balance was $62.9 million and $63.1 million at December 28, 2014 and December 29, 2013, respectively. In order to market effectively we often must maintain and bring our customers instrument kits, back-up products and products of different sizes. In the event that a substantial portion of our inventory becomes obsolete, it could have a material adverse effect on our earnings and cash flows due to the resulting costs associated with inventory impairment charges and costs required to replace such inventory.

Our business and operating results may suffer if our manufacturing capacity does not match the demand for our products.

Because we cannot immediately adapt our manufacturing capacity and related cost structures to rapidly changing market conditions, our operating results may be adversely affected when demand does not match our current manufacturing capacity. During 2014, we experienced increased demand for certain of our hip products due to increased case volume in Europe from a new minimally invasive surgical technique. While we do not expect the increased hip procedure volume to continue in future quarters, this increased demand has strained and may continue to strain our manufacturing capacity for these products, as well as our extremities products which also are manufactured at our manufacturing facilities. We cannot guarantee that we will be able to increase manufacturing capacity to a level that meets demand for our products. If we cannot increase our manufacturing capacity to meet product demand, we will not be able to fulfill orders in a timely manner which could lead to order cancellations, contract breaches or indemnification obligations. This may result in the loss of customers, provide an opportunity for competing products to gain market share and otherwise adversely affect our operating results. However, if we overestimate demand for our products and overbuild our capacity, we may have significantly underutilized assets and we may experience reduced margins. If we do not accurately align our manufacturing capabilities with demand, it could have a material adverse effect on our business operating results.

Our proposed merger with Wright and our previous business combinations or acquisitions and any additional business combinations or acquisitions and efforts to combine with, acquire and integrate other companies or product lines could adversely affect our operations and financial results.

In October 2014, we announced a proposed merger with Wright. During 2013, we acquired certain assets of our distributors in Australia, Canada and the United Kingdom and established direct sales forces in such countries and acquired certain assets of some of our independent sales agencies in the United States and established direct sales forces in certain territories. During fourth quarter of 2012, we acquired OrthoHelix, a company focused on developing and marketing specialty implantable screw and plate systems for the repair of small bone fractures and deformities predominantly in the foot and ankle. In addition, we may pursue additional business combinations or acquisitions of other distributors, companies or product lines. A successful business combination or acquisition depends on our ability to identify, negotiate, complete and integrate such combination partner or acquisition and to obtain any necessary financing. With respect to our proposed or completed business combinations and acquisitions and any future business combinations and acquisitions, we may experience:

•	difficulties in integrating the combined or acquired businesses and their respective personnel and products into our existing business;

•	difficulties in integrating commercial organizations, including in particular distribution and sales representative arrangements;

•	difficulties or delays in realizing the anticipated benefits of our proposed or recent combinations or acquisitions or any additional combined or acquired companies and their products;

•	diversion of our management’s time and attention from other business concerns;

•	challenges due to limited or no direct prior experience in new markets or countries we may enter;

•	the potential loss of key employees, including in particular sales and research and development personnel;

•	the potential loss of key customers, distributors, representatives, vendors and other business partners who choose not to do business with our company post-acquisition;

•	inability to effectively coordinate sales and marketing efforts to communicate our capabilities post-acquisition and coordinate sales organizations to sell our combined products;

•	inability to successfully develop new products and services on a timely basis that address our new market opportunities post-acquisition;

•	inability to compete effectively against companies already serving the broader market opportunities expected to be available to us post-acquisition;

•	difficulties in the assimilation of different corporate cultures, practices and sales and distribution methodologies, as well as in the assimilation and retention of geographically dispersed, decentralized operations and personnel;

•	unanticipated costs, litigation and other contingent liabilities;

•	incurrence of acquisition and integration related costs, accounting charges, or amortization costs for acquired intangible assets;

•	potential write-down of goodwill, acquired intangible assets and/or deferred tax assets;

•	additional legal, financial and accounting challenges and complexities in areas such as intellectual property, tax planning, cash management and financial reporting; and

•	any unforeseen compliance risks and accompanying financial and reputational exposure or loss not uncovered in the due diligence process and which are imputed to us, such as compliance with federal laws and regulations, the advertising and promotion regulations under the federal Food, Drug and Cosmetic Act, the Anti-kickback Statute, the False Claims Act, the Physician Payments Sunshine Act, HIPAA and other applicable laws.

In addition, we may have to incur debt or issue equity securities to pay for a combination or acquisition, the issuance of which could involve restrictive covenants or be dilutive to our existing shareholders. Business combinations or acquisitions also could materially impair our operating results by requiring us to amortize acquired assets. For example, as a result of our acquisition of OrthoHelix, we incurred additional indebtedness under two senior secured term loans, the proceeds of which were used to fund our acquisition of OrthoHelix and retire certain then existing indebtedness.

In addition, effective internal controls are necessary for us to provide reliable and accurate financial reports and to effectively prevent fraud. The integration of combined or acquired businesses is likely to result in our systems and controls becoming increasingly complex and more difficult to manage. We devote significant resources and time to comply with the internal control over financial reporting requirements of the Sarbanes-Oxley Act of 2002. However, we cannot be certain that these measures will ensure that we design, implement and maintain adequate control over our financial processes and reporting in the future, especially in the context of acquisitions of other businesses. Any difficulties in the assimilation of combined or acquired businesses into our control system could harm our operating results or cause us to fail to meet our financial reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock and our access to capital.

All of the risks described above may be exacerbated if we effect multiple business combinations or acquisitions during a short period of time.

If we cannot attract and retain our key personnel, we may not be able to manage and operate successfully, and we may not be able to meet our strategic objectives.

Our future success depends, in large part, upon our ability to attract and retain and motivate our management team and key managerial, scientific, sales and technical personnel. Key personnel may depart because of difficulties with change or a desire not to remain with our company, especially in light of our proposed merger with Wright. Any unanticipated loss or interruption of services of our management team and our key personnel could significantly reduce our ability to meet our strategic objectives because it may not be possible for us to find appropriate replacement personnel should the need arise. In addition, we have hired and expect to continue to hire additional sales personnel, especially in territories where we have recently commenced direct sales operations. We compete for personnel with other companies, academic institutions, governmental entities and other organizations. There is no guarantee that we will be successful in retaining our current personnel or in hiring or retaining qualified personnel in the future. Loss of key personnel or the inability to hire or retain qualified personnel in the future could have a material adverse effect on our ability to operate successfully. Further, any inability on our part to enforce non-compete arrangements related to key personnel who have left the company could have a material adverse effect on our business.

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

If our proposed merger with Wright is not completed, there is no guarantee that our anticipated cash flow from operations will be sufficient to meet all of our cash requirements during the next few years. We intend to continue to make investments to support our business growth and may require additional funds to:

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

We believe that our cash and cash equivalents balance of $27.9 million as of December 28, 2014, anticipated cash receipts generated from revenue of our products and available credit under our $30.0 million senior secured revolving credit facility, will be sufficient to meet our anticipated cash requirements for at least the next 12 months. However, our future funding requirements will depend on many factors, including:

•	our proposed merger with Wright;

•	our future revenues and expenses;

•	required regulatory approval, commercial introduction and market acceptance of our products;

•	the scope, rate of progress and cost of our clinical trials;

•	the cost of our research and development activities;

•	the cost and timing of additional regulatory clearances or approvals;

•	the cost and timing of expanding our sales, marketing and distribution capabilities;

•	the cost and timing of our product offering inventories;

•	the cost of filing and prosecuting patent applications and defending and enforcing our patent and other intellectual property rights;

•	the cost of defending, in litigation or otherwise, any claims that we infringe third-party patent or other intellectual property rights;

•	the cost of defending any claims of product liability, or other claims against us, such as contract liabilities;

•	our ability to collect amounts receivable from customers;

•	the effect of competing technological and market developments; and

•	the extent to which we acquire or invest in additional businesses, products and technologies.

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

Although as of December 28, 2014, we had $24.0 million in available credit under our $30.0 million senior secured revolving credit facility, our ability to draw on our credit facility may be limited by outstanding letters of credit or by operating and financial covenants under our the credit agreement. There can be no assurances that we will continue to have access to credit if our operating and financial performance do not satisfy these covenants. If we do not satisfy these criteria, and if we are unable to secure necessary waivers or other amendments from the lenders of our credit facility, we will not have access to this credit.

Both the $30.0 million revolving credit facility and the $61.7 million term loan under our credit agreement as of December 28, 2014 are secured by all of our assets (subject to certain exceptions) and except to the extent otherwise permitted under the terms of our credit agreement, our assets cannot be pledged as security for other indebtedness. These limits on our ability to offer collateral to other sources of financing could limit our ability to obtain other financing which could materially affect our operations and financial condition. Our merger agreement with Wright also contains limits on our ability to borrow additional funds.

We believe that our anticipated operating cash flows, on-hand cash levels and access to credit will give us the ability to meet our financing needs for at least the next 12 months, assuming we do not merge with Wright. However, there can be no assurance that they will do so. Any lack of borrowing availability under our revolving credit facility and our potential inability to obtain replacement sources of credit could materially affect our operations and financial condition.

We are leveraged financially, which could adversely affect our ability to adjust our business to respond to competitive pressures and to obtain sufficient funds to satisfy our future research and development needs, to protect and enforce our intellectual property and other needs.

We have significant indebtedness. As of December 28, 2014, we had a senior secured term loan outstanding in the amount of $61.7 million, net of unamortized discount of $2.3 million. In addition, as of December 28, 2014, we have $30.0 million of credit availability under our senior secured revolving line of credit, $6.0 million of which was used as of such date. The degree to which we are leveraged could have important consequences, including, but not limited to, the following:

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

The agreement relating to our senior secured term loan and senior secured revolving credit facility contains operating covenants limiting our ability to transfer or dispose of assets, merge with or acquire other companies, make investments, pay dividends, incur additional indebtedness and liens, make capital expenditures and conduct transactions with affiliates, and financial covenants requiring us to meet certain financial ratios. We, therefore, may not be able to engage in any of the foregoing transactions or in any that would cause us to breach these financial covenants until our current debt obligations are paid in full or we obtain the consent of the lenders. There is no guarantee that we will be able to generate sufficient cash flow or revenue to meet these operating and financial covenants or pay the principal and interest on our debt. Furthermore, there is no guarantee that future working capital, borrowings or equity financing will be available to repay or refinance any such debt. Our outstanding debt under our credit agreement will become due and payable immediately upon completion of our proposed merger with Wright.

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

Our consolidated balance sheet includes significant intangible assets, including $244.8 million in goodwill and $95.1 million in other acquired intangible assets, together representing 52% of our total assets as of December 28, 2014. The determination of related estimated useful lives and whether these assets are impaired involves significant judgments. Our ability to accurately predict future cash flows related to these intangible assets may be adversely affected by unforeseen and uncontrollable events. In the highly competitive medical device industry, new technologies could impair the value of our intangible assets if they create market conditions that adversely affect the competitiveness of our products. We test our goodwill for impairment in the fourth quarter of each year, but we also test goodwill and other intangible assets for impairment at any time when there is a change in circumstances that indicates that the carrying value of these assets may be impaired. Any future determination that these assets are carried at greater than their fair value could result in substantial non-cash impairment charges, which could significantly impact our reported operating results.

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

We depend on our information technology systems for the efficient functioning of our business, including accounting, data storage, purchasing and inventory management. Currently, we have a non-interconnected information technology system; however, we have begun to implement a new enterprise resource planning system (ERP) across our significant operating locations. We expect that the ERP will take two to three years to implement; however, when complete it should enable management to better and more efficiently conduct our operations and gather, analyze, and assess business information. The ERP will require the investment of significant human and financial resources. As a result of the implementation, we may experience difficulties in our business operations, or difficulties in operating our business under the ERP, either of which could disrupt our operations, including our ability to timely ship and track product orders, project inventory requirements, manage our supply chain, and otherwise adequately service our customers, and lead to increased costs and other difficulties. In the event we experience significant disruptions as a result of the ERP implementation, we may not be able to fix our systems in an efficient and timely manner. Accordingly, such events may disrupt or reduce the efficiency of our entire operation and have a material adverse effect on our operating results and cash flows.

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

Our medical device products and operations are subject to extensive regulation by the FDA and various other federal, state and foreign governmental authorities. Government regulation of medical devices is meant to assure their safety and effectiveness, and includes regulation of, among other things:

•	design, development and manufacturing;

•	testing, labeling, packaging, content and language of instructions for use, and storage;

•	clinical trials;

•	product safety;

•	premarket clearance and approval;

•	marketing, sales and distribution (including making product claims);

•	advertising and promotion;

•	product modifications;

•	recordkeeping procedures;

•	reports of corrections, removals, enhancements, recalls and field corrective actions;

•	post-market surveillance, including reporting of deaths or serious injuries and malfunctions that, if they were to recur, could lead to death or serious injury;

•	complying with the new federal law and regulations requiring Unique Device Identifiers (UDI) on devices and also requiring the submission of certain information about each device to FDA’s Global Unique Device Identification Database (GUDID); and product import and export.

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

In addition, the FDA has recently proposed new draft guidance on reporting “enhancements” to medical devices under Part 806 Reports of Corrections and Removals, the practical effect of which may be to alert the FDA to product modifications on an ongoing basis for which the FDA may require a new 510(k). This guidance has not yet been finalized, but may be soon.

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, collectively, the PPACA, substantially changes the way health care is financed by both governmental and private insurers, encourages improvements in the quality of healthcare items and services, and significantly impacts the medical device industry. The PPACA includes, among other things, the following measures:

•	an excise tax on any entity that manufactures or imports medical devices offered for sale in the United States;

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research;

•	new reporting and disclosure requirements on device manufacturers for any “transfer of value” made or distributed to prescribers and other healthcare providers (referred to as the Physician Payments Sunshine Act), which reporting requirements will be difficult to define, track and report, and which reports are due to CMS by March 31, 2014 and by the 90th day of each calendar year thereafter;

•	payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models, beginning on or before January 1, 2013;

•	an independent payment advisory board that will submit recommendations to reduce Medicare spending if projected Medicare spending exceeds a specified growth rate; and

•	a new licensure framework for follow-on biologic products.

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

The PPACA imposes a deductible excise tax equal to 2.3% of the price of a medical device on any entity that manufactures or imports medical devices offered for sale in the United States, with limited exceptions. Under these provisions, the total cost to the medical device industry was estimated to be approximately $20 billion over 10 years. These taxes resulted in a significant increase in the tax burden on our industry and on us, which negatively impacted our operating results and our cash flows during 2014. Should this tax continue to exist or change, our operating results could continue to be negatively impacted.

The use, misuse or off-label use of our products may harm our image in the marketplace or result in injuries that lead to product liability suits, which could be costly to our business or result in FDA sanctions if we are deemed to have engaged in improper promotion of our products.

Our products currently marketed in the United States have been cleared by the FDA’s 510(k) clearance process for use under specific circumstances. Our promotional materials and training methods must comply with FDA and other applicable laws and regulations, including the prohibition on the promotion of a medical device for a use that has not been cleared or approved by the FDA. Use of a device outside of its cleared or approved indication is known as “off-label” use. We cannot prevent a surgeon from using our products or procedure for off-label use, as the FDA does not restrict or regulate a physician’s choice of treatment within the practice of medicine. However, if the FDA determines that our promotional materials, reimbursement advice or training of sales representatives or physicians constitute promotion of an off-label use, the FDA could request that we modify our training or promotional or reimbursement materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, disgorgement of profits, a civil fine and criminal penalties. Other federal, state or foreign governmental authorities also might take action if they consider our promotion or training materials to constitute promotion of an uncleared or unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. For example, the government may take the position that off-label promotion resulted in inappropriate reimbursement for an off-label use in violation of the False Claims Act for which it might impose a civil fine and even pursue criminal action. In those possible events, our reputation could be damaged and adoption of the products would be impaired. Although we train our sales force not to promote our products for off-label uses, and our instructions for use in all markets specify that our products are not intended for use outside of those indications cleared for use, the FDA or another regulatory agency could conclude that we have engaged in off-label promotion.

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

A government-mandated or voluntary recall by us or one of our sales agencies could occur as a result of an unacceptable risk to health, component failures, manufacturing errors, design or labeling defects or other deficiencies and issues. Recalls of any of our products would divert managerial and financial resources and have an adverse effect on our financial condition and operating results. Any recall could impair our ability to produce our products in a cost-effective and timely manner in order to meet our customers’ demands. We also may be required to bear other costs or take other actions that may have a negative impact on our future revenue and our ability to generate profits. We may initiate voluntary actions to withdraw or remove or repair our products in the future that we determine do not require notification of the FDA as a recall. If the FDA disagrees with our determinations, they could require us to report those actions as recalls. A future recall announcement could harm our reputation with customers and negatively affect our revenue. In addition, the FDA could take enforcement action for failing to report the recalls when they were conducted.

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

We and certain of our third-party manufacturers are required to comply with the FDA’s current Good Manufacturing Program (cGMP) and Quality System Regulations, or QSR, which cover the methods of documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our products. We and certain of our suppliers also are subject to the regulations of foreign jurisdictions regarding the manufacturing process for our products marketed outside of the United States. The FDA enforces the QSR through periodic announced (routine) and unannounced (for cause or directed) inspections of manufacturing facilities. In January 2013, our OrthoHelix facility located in Medina, Ohio was subject to a routine FDA inspection. The inspection resulted in the issuance of a Form FDA-483 listing four inspectional observations. The FDA’s observations related to our documentation of corrective and preventative actions, procedures for receiving, reviewing and evaluating complaints, procedures to control product that does not conform to specified requirements and procedures to ensure that all purchased or otherwise received product and services conform to specified requirements. Although we believe we have corrected all four of these observations, the FDA could disagree with our conclusion and take corrective and remedial measures. In April 2013, our manufacturing facility located in Montbonnot, France was subject to a routine FDA inspection. The inspection resulted in the issuance of a Form FDA-483 listing one inspectional observation. The FDA’s observation related to our establishment of records of acceptable suppliers, contractors and consultants. Although we believe we have corrected the observation, the FDA could disagree with our conclusion and corrective and remedial measures.

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

Many states such as Massachusetts, Connecticut, Nevada and Vermont require different types of compliance such as having a code of conduct, as well as reporting remuneration paid to health care professionals or entities in a position to influence prescribing behavior. Many of these industry standards inevitably influence company standards of conduct. Other laws tie into these standards as well, such as compliance with the advertising and promotion regulations under the U.S. federal Food, Drug and Cosmetic Act, the Anti-Kickback Statute, the False Claims Act, the Physician Payments Sunshine Act and other laws. We use many distributors and independent sales representatives in certain territories and thus rely upon their compliance with applicable laws and regulations, such as with the advertising and promotion regulations under the U.S. federal Food, Drug and Cosmetic Act, the Anti-kickback Statute, the False Claims Act, the Physician Payments Sunshine Act, similar laws under countries located outside the United States and other applicable federal, state or international laws. The failure by us or one of our distributors, representatives or suppliers to comply with applicable legal and regulatory requirements could result in, among other things, the FDA or other governmental authorities:

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

The PPACA also includes a number of provisions that impact medical device manufacturers, including the Physician Payments Sunshine Act. Failure to submit required information under the Physician Payments Sunshine Act may result in civil monetary penalties of up to an aggregate of $150,000 per year (and up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests not reported in an annual submission.

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

The orthopaedic medical device industry is litigious with respect to patents and other intellectual property rights. Companies in the orthopaedic medical device industry have used intellectual property litigation to gain a competitive advantage. Non-practicing entities also have used intellectual property litigation to seek revenue from orthopaedic companies. We cannot provide assurance that our products or methods do not infringe the patents or other intellectual property rights of third parties, and as our business grows, the possibility may increase that others will assert infringement claims against us. Determining whether a product infringes a patent involves complex legal and factual issues, and the outcome of a patent litigation action is often uncertain. No assurance can be given that patents containing claims covering our products, parts of our products, technology or methods do not exist, have not been filed or could not be filed or issued. Because of the number of patents issued and patent applications filed in our technical areas, our competitors or other parties may assert that our products and the methods we employ in the use of our products are covered by U.S. or foreign patents held by them. In addition, because patent applications can take many years to issue and because publication schedules for pending applications vary by jurisdiction, there may be applications now pending of which we are unaware and which may result in issued patents that our current or future products infringe. Also, because the claims of published patent applications can change between publication and patent grant, there may be published patent applications that may ultimately issue as patents with claims that we infringe. There could also be existing patents that one or more of our products or parts may infringe and of which we are unaware. In certain situations, we may determine that it is in our best interests to voluntarily challenge a party’s products or patents in litigation or other proceedings, including patent interferences or reexaminations.

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

The trading volume and prices of our ordinary shares have been and may continue to be volatile and could fluctuate widely due to factors beyond our control. During 2014, the sale price of our ordinary shares ranged from $16.97 per share to $28.06 per share, as reported by the NASDAQ Global Select Market. Such volatility may be the result of broad market and industry factors, like the performance and fluctuation of the market prices of other companies with business operations located mainly in Europe that have listed their securities in the United States, or our proposed merger with Wright. In addition to market and industry factors, the price and trading volume for our ordinary shares may be highly volatile for factors specific to our own operations, including the following:

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

We are party to a registration rights agreement with certain of our shareholders and entities affiliated with our directors, including TMG Holdings Coöperatief U.A., or TMG, and KCH Oslo AS, which requires us to register ordinary shares held by these persons under the Securities Act, subject to certain limitations, restrictions and conditions. The market price of our ordinary shares could decline as a result of the registration and sale of or the perception that registration and sales may occur of a large number of our ordinary shares.

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

Our articles of association prescribe that profits or reserves appearing from our annual accounts adopted by the general meeting shall be at the disposal of the general meeting. We will have power to make distributions to shareholders and other persons entitled to distributable profits only to the extent that our equity exceeds the sum of the paid and called-up portion of the ordinary share capital and the reserves that must be maintained in accordance with provisions of Dutch law or our articles of association. The profits must first be used to set up and maintain reserves required by law and must then be set off against certain financial losses. We may not make any distribution of profits on ordinary shares that we hold. The general meeting, whether or not upon the proposal of our board of directors, determines whether and how much of the remaining profit they will reserve and the manner and date of such distribution. All calculations to determine the amounts available for dividends will be based on our annual accounts, which may be different from our consolidated financial statements. Our statutory accounts to date have been prepared and will continue to be prepared under Dutch generally accepted accounting principles and are deposited with the Trade Register in Amsterdam, the Netherlands. We have not previously declared or paid cash dividends and we have no plan to declare or pay any dividends in the near future on our ordinary shares. We currently intend to retain most, if not all, of our available funds and any future earnings to operate and expand our business. In addition, our credit agreement contains covenants limiting our ability to pay cash dividends.

Warburg Pincus (Bermuda) Private Equity IX, L.P. and its affiliates control 21.9% of our ordinary shares, and this concentration of ownership may have an effect on transactions that are otherwise favorable to our shareholders.

Warburg Pincus (Bermuda) Private Equity IX, L.P. and its affiliates, or Warburg Pincus, beneficially own, in the aggregate, 21.9% of our outstanding ordinary shares. These shareholders could have an effect on matters requiring our shareholders’ approval, including the election of directors. This concentration of ownership also may delay, deter or prevent a change in control, and may make some transactions more difficult or impossible to complete without the support of these shareholders, regardless of the impact of this transaction on our other shareholders. In addition, our securityholders’ agreement gives TMG Holdings Coöperatief U.A., or TMG, an affiliate of Warburg Pincus, the right to designate three directors to be nominated to our board of directors for so long as TMG beneficially owns at least 25% of our outstanding ordinary shares, two directors for so long as TMG beneficially owns at least 10% but less than 25% of our outstanding ordinary shares and one director for so long as TMG beneficially owns at least 5% but less than 10% of our outstanding ordinary shares, and we have agreed to use our reasonable best efforts to cause the TMG designees to be elected. TMG has entered into a voting and support agreement with Wright pursuant to which TMG agreed to vote all of its Tornier ordinary shares in favor of our proposed merger with Wright.

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

Our U.S. headquarters are located in a 56,000 square foot facility in Bloomington, Minnesota, where we conduct our principal executive, sales and marketing, and administrative activities, along with our U.S. distribution and customer service operations. This facility is leased through 2022. Our OrthoHelix operations, which include research and development and marketing are located in Medina, Ohio. Our primary U.S. research and development operations are based in a 12,200 square foot leased facility in Warsaw, Indiana.

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

Below is a summary of our material facilities:

Entity	City	State/Country	Owned or Leased	Occupancy	Square Footage	Lease Expiration Date
Tornier, Inc.	Bloomington	Minnesota, United States	Leased	Offices/Warehouse/ Distribution	56,000	01/01/2022
Tornier, Inc.	Warsaw	Indiana, United States	Leased	Offices/R&D	12,200	02/28/2019
OrthoHelix Surgical Designs, Inc.	Medina	Ohio, United States	Leased	Offices/Warehouse/R&D	19,500	05/31/2016
Tornier SAS	Montbonnot	France	Leased	Offices	15,100	05/31/2022
Tornier SAS	Montbonnot	France	Leased	Warehouse/Distribution/ Offices	19,500	05/31/2022
Tornier SAS	Montbonnot	France	Leased	Offices/R&D	25,500	05/31/2022
Tornier SAS	Montbonnot	France	Owned 51%	Manufacturing/Offices	51,700	09/03/2018
Tornier SAS	Grenoble	France	Leased	Manufacturing/Offices/R&D	9,900	12/31/2021
Tornier Orthopedics Ireland Limited	Macroom	Ireland	Leased	Manufacturing/Offices	84,700	12/01/2028

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

	High	Low
Fiscal year 2014
First Quarter	$20.95	$17.96
Second Quarter	$24.11	$16.97
Third Quarter	$24.77	$19.49
Fourth Quarter	$28.06	$22.46

Fiscal year 2013
First Quarter	$19.58	$15.95
Second Quarter	$19.00	$15.28
Third Quarter	$19.97	$15.63
Fourth Quarter	$21.87	$15.17

Holders

As of February 13, 2015 there were 45 holders of record of our ordinary shares.

Dividends

We have never declared or paid any cash dividends on our ordinary shares. We currently intend to retain all future earnings for the operation and expansion of our business. We do not anticipate declaring or paying cash dividends on our ordinary shares in the foreseeable future. Any payment of cash dividends on our ordinary shares will be at the discretion of our board of directors and will depend upon our results of operations, capital requirements, contractual restrictions and other factors deemed relevant by our board of directors. The credit agreement relating to our senior secured term loan and senior secured revolving credit facility contains covenants limiting our ability to pay cash dividends. In addition, our merger agreement with Wright contains a covenant limiting our ability to pay cash dividends prior to the completion of the merger.

Purchases of Equity Securities by the Company

We did not purchase any ordinary shares or other equity securities of ours during the fourth fiscal quarter ended December 28, 2014.

Recent Sales of Unregistered Securities

During the fourth fiscal quarter ended December 28, 2014, we did not issue any ordinary shares or other equity securities of our company that were not registered under the Securities Act of 1933, as amended.

Comparison of Total Shareholder Returns

The graph below compares the cumulative total shareholder returns for the period from February 3, 2011, the date of our initial public offering, to December 28, 2014 (our fiscal year-end), for our ordinary shares, an index composed of U.S. companies whose stock is listed on the NASDAQ Global Select Market (the NASDAQ U.S. Composite Index), and an index consisting of NASDAQ-listed companies in the surgical, medical and dental instruments and supplies industry (the NASDAQ Medical Equipment Subsector). The graphs assume that $100.00 was invested on February 3, 2011, in our ordinary shares, the NASDAQ U.S. Composite Indices and the NASDAQ Medical Equipment Subsector Indices, and that all dividends were reinvested. Total returns for the NASDAQ indices are weighted based on the market capitalization of the companies included therein. Historic stock price performance is not indicative of future stock price performance. We do not make or endorse any prediction as to future share price performance.

	February 3, 2011	January 1, 2012	December 30, 2012	December 29, 2013	December 28, 2014
Tornier N.V.	100.00	99.72	90.25	101.33	141.44
NASDAQ U.S. Composite Index XCMP	100.00	95.47	109.94	156.35	191.63
NASDAQ Medical Equipment Subsector XCMP	100.00	95.14	107.74	151.26	198.94

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

ITEM 6. SELECTED FINANCIAL DATA

The following tables set forth certain of our selected consolidated financial data as of the dates and for the years indicated. The selected consolidated financial data was derived from our consolidated financial statements. The audited consolidated financial statements as of December 28, 2014 and December 29, 2013, and for the three year period ended December 28, 2014 are included elsewhere in this report. The audited consolidated financial statements as of December 30, 2012, January 1, 2012 and January 2, 2011 and for the years ended January 1, 2012 and January 2, 2011 are not included in this report. Historical results are not necessarily indicative of the results to be expected for any future period. U.S. dollars are presented in thousands, except per share data.

Our fiscal year-end is generally determined on a 52-week basis and always falls on the Sunday nearest to December 31. Every few years, it is necessary to add an extra week to the year making it a 53-week period in order to have our year end fall on the Sunday nearest to December 31. For example, the year ended January 2, 2011 includes an extra week of operations relative to the years ended December 28, 2014, December 29, 2013, December 30, 2012 and January 1, 2012. The extra week was added in the first quarter of the year ended January 2, 2011, making the first quarter 14 weeks in length, as opposed to 13 weeks in length.

	Year ended
	December 28, 2014	December 29, 2013	December 30, 2012	January 1, 2012	January 2, 2011
Statement of Operations Data:
Revenue	$344,953	$310,959	$277,520	$261,191	$227,378
Cost of goods sold	83,464	86,172	81,918	74,882	63,437

Gross profit	261,489	224,787	195,602	186,309	163,941
Selling, general and administrative	237,158	206,851	170,447	161,448	149,175
Research and development	24,139	22,387	22,524	19,839	17,896
Amortization of intangible assets	17,135	15,885	11,721	11,282	11,492
Special charges	4,479	3,738	19,244	892	306

Operating loss	(21,422)	(24,074)	(28,334)	(7,152)	(14,928)
Interest income	136	245	338	550	223
Interest expense	(5,319)	(7,256)	(3,733)	(4,326)	(21,805)
Foreign currency transaction (loss) gain	(1,115)	(1,820)	(473)	193	(8,163)
Loss on extinguishment of debt	—	(1,127)	(593)	(29,475)	—
Other non-operating (expense) income, net	(161)	(45)	116	1,330	43

Loss before income taxes	(27,881)	(34,077)	(32,679)	(38,880)	(44,630)
Income tax (expense) benefit	(1,590)	(2,349)	10,935	8,424	5,121

Consolidated net loss	(29,471)	(36,426)	(21,744)	(30,456)	(39,509)
Net loss attributable to noncontrolling interest	—	—	—	—	(695)

Net loss attributable to Tornier	(29,471)	(36,426)	(21,744)	(30,456)	(38,814)
Accretion of noncontrolling interest	—	—	—	—	(679)

Net loss attributable to ordinary shareholders	$(29,471)	$(36,426)	$(21,744)	$(30,456)	$(39,493)

Weighted-average ordinary shares outstanding:
basic and diluted	48,860	45,826	40,064	38,227	27,770
Net loss per share: basic and diluted	$(0.60)	$(0.79)	$(0.54)	$(0.80)	$(1.42)

Balance Sheet Data:
Cash and cash equivalents	$27,940	$56,784	$31,108	$54,706	$24,838
Other current assets	181,761	169,741	166,210	144,166	148,376
Total assets	658,575	705,426	654,227	511,700	491,178
Total long-term debt, less current portion	68,105	67,643	115,457	21,900	109,728
Total liabilities	179,685	179,618	218,148	110,240	220,939
Total shareholders’ equity	478,890	525,808	436,079	401,460	270,239
Other Financial Data:
Net cash provided by operating activities	$1,008	$24,982	$14,431	$23,166	$2,889
Net cash used in investing activities	(34,328)	(47,713)	(125,795)	(29,475)	(22,853)
Net cash provided by financing activities	2,700	47,023	86,666	39,110	7,427
Depreciation and amortization	40,623	36,566	30,232	28,107	27,038
Capital expenditures	(32,245)	(34,630)	(23,290)	(26,333)	(20,525)
Effect of exchange rate changes on cash and cash equivalents	1,776	1,384	1,100	(2,933)	(594)

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

We have had a tradition of innovation, intense focus on science and education and a commitment to the advancement of orthopaedics in the pursuit of improved clinical outcomes for patients since our founding over 70 years ago in France by René Tornier. Our history includes the introduction of the porous orthopaedic hip implant, the application of the Morse taper, which is a reliable means of joining modular orthopaedic implants, and more recently, the introduction of the minimally invasive, ultra short stem shoulder both in Europe and in a U.S. clinical trial. This track record of innovation based on science and education stems from our close collaboration with leading orthopaedic surgeons and thought leaders throughout the world.

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

In the United States, we market and sell a broad offering of products, including products for upper extremity joints and trauma, lower extremity joints and trauma, and sports medicine and biologics. We do not actively market products for the hip or knee, which we refer to as “large joints,” in the United States, although we have clearance from the U.S. Food and Drug Administration, or FDA, to sell certain large joint products. Our sales and distribution system in the United States currently consists of 49 geographic sales territories that are staffed by approximately 170 direct sales representatives and approximately 20 independent sales agencies. These sales representatives and independent sales agencies are generally aligned to selling either our upper extremity products or lower extremity products; but, in some cases, certain agencies and sales representatives sell products from both upper and lower extremity product portfolios in their territories.

Over the last two years, we have transitioned our U.S. sales organization from a network of independent sales agencies that sold our full product portfolio to a combination of direct sales teams and independent sales agencies that are generally dedicated to selling either upper extremity joints and trauma products or lower extremity joints and trauma products across the territories in which they serve. While this transition caused disruption in our U.S. business and negatively impacted our revenues in both 2014 and 2013, we continue to believe that this strategy positions us to leverage our sales force and broad product portfolio toward our goal of achieving above market extremities revenue growth and margin expansion over the long term by allowing us to increase the product proficiency of our sales representatives to better serve our surgeon customers and to increase and optimize our selling opportunities by improving our overall procedure coverage and providing access to new specialists, general surgeons and accounts.

Internationally, we sell our full product portfolio, including upper and lower extremity products, sports medicine and biologics products and large joints products. We utilize several distribution approaches that are tailored to the needs and requirements of each individual market. Our international sales and distribution system currently consists of 12 direct sales offices and approximately 25 distributors that sell our products in approximately 40 countries. We utilize direct sales organizations in certain mature European markets, Australia, Japan and Canada. In France, our largest international market, we have an upper extremity direct sales force and a separate direct sales force that sells a combination of hip, knee and lower extremity products. In addition, we may also utilize independent stocking distributors in these direct sales areas to further broaden our distribution channel. In certain other geographies, including emerging markets, we utilize independent stocking distributors to market and sell our full product portfolio or select portions of our product portfolio.

2014 Executive Summary

During 2014, we believe we made significant progress in executing our strategic plan, including the following highlights:

•	Transition and development of our U.S. sales organization. In 2014, we completed the transformation of our U.S. sales organization by aligning the majority of our sales representatives to focus on either upper extremity products or lower extremity products in the territories in which they serve, hiring additional sales representatives to fill territories, optimizing our sales territory structures and educating and training our sales teams. We continue to believe that the transition and development of our U.S. sales organization will position us to leverage our sales force and broad product portfolio toward our goal of achieving above market extremities revenue growth and margin expansion over the long term.

•	Continued advancement of our product portfolio and product pipeline. In 2014, we continued to make progress on building and expanding our product portfolio and product pipeline in an effort to bring a clinically differentiated offering to a broader customer base.

•	The Aequalis Ascend Flex convertible shoulder system, which was commercially launched in the third quarter of 2013, along with our new reversed threaded-post baseplate, which was launched in the second quarter of 2014, and the PerFORM glenoid system, continued to be recognized as a best-in-class shoulder arthroplasty platform, and we experienced an increased level of competitive conversions across a broad range of customers in 2014.

•	The Simpliciti total shoulder system is expected to receive U.S. FDA clearance in mid-2015, which would make it the first minimally invasive, ultra short stem shoulder platform available in the United States. Simpliciti has been utilized in over 2,700 cases internationally and has received excellent surgeon feedback due to shorter operating room times and reduced blood loss during procedures.

•	We continue to build and expand our product portfolio to address the needs of patients with severe ankle arthritis and support the market shift from ankle fusions to total ankle replacements. We launched a total ankle revision system in 2014, the Salto Talaris XT, to add to our Salto and Salto Talaris total ankle replacement platforms. We are also in the process of developing a new ankle fusion plate to better address market needs.

•	Continued expansion of our international footprint and capabilities. In 2014, we continued to execute on our international expansion strategy, including the following:

•	We received the first-ever product approval in Japan to market and sell a reversed shoulder platform and began the surgeon training and sales of this product in 2014. We plan to introduce the Aequalis Ascend Flex shoulder platform in Japan in 2015 and believe that the foundation built with our reversed shoulder will allow us to be successful in the anatomic shoulder segment.

•	We opened an administrative office in Brazil and received product approvals to sell a portion of our large joints product portfolio.

•	We continued to execute on our lower extremities strategy internationally, leveraging our OrthoHelix product portfolio and the Salto and Salto Talaris ankle arthroplasty products and building and developing local direct sales organizations in key geographies.

The following are financial and operating highlights for the year ended December 28, 2014:

•	Our revenue grew by $34.0 million, or 11%, to $345.0 million for 2014 compared to $311.0 million for 2013 primarily due to the continued increase in global sales of our Aequalis Ascend Flex, Salto Talaris ankle arthroplasty products and hip products in certain international markets. Our U.S. sales organization initiative negatively impacted our revenues in both 2013 and 2014 due to disruption in the sales channel. In general, our upper extremities revenues experienced more disruption in 2013, while our lower extremities business was more negatively impacted in 2014 due to the timing of undertaking these transition activities.

•	Our gross margins improved to 75.8% for 2014 compared to 72.3% for 2013. This improvement was due primarily to lower manufacturing costs and production efficiencies, partially offset by higher excess and obsolete inventory charges. Additionally, our gross margin for 2014 was impacted by $0.6 million of inventory fair value adjustments as a result of certain business acquisitions compared to $5.9 million for 2013 for acquired inventory primarily related to our OrthoHelix acquisition.

•	We incurred an operating loss of $21.4 million for 2014 compared to an operating loss of $24.1 million for 2013. We improved our overall operating loss due to revenue growth during the year as well as gross margin rate improvements. However, we continued to make strategic investments in our sales force, sales support functions, certain technology and infrastructure, and expanded direct presence in certain international geographies, which increased our operating expenses as a percentage of revenue in 2014 as compared to 2013 and partially offset our gross margin growth. In total, our operating loss as a percentage of sales improved slightly during 2014.

•	We continued to make significant progress on the implementation of an enterprise resource planning (ERP) system, which increased the amount of our spending in selling, general and administrative expenses as well as investments in property, plant and equipment during 2014. We intend to continue this important initiative into 2015, which will continue to drive higher levels of operating expenses in the near term, but we believe this investment will help create a sustainable foundation to support business growth over the long term.

Proposed Merger with Wright

On October 27, 2014, we entered into an agreement and plan of merger with Wright Medical Group, Inc. (Wright). The merger agreement provides that, upon the terms and subject to the conditions set forth in the merger agreement, an indirect wholly owned subsidiary of Tornier N.V. will merge with and into Wright, with Wright continuing as the surviving company and an indirect wholly owned subsidiary of our company following the transaction. Following the closing of the transaction, the combined company will conduct business as Wright Medical Group N.V. and. Robert J. Palmisano, Wright’s president and chief executive officer, will become president and chief executive officer of the combined company and David H. Mowry, our president and chief executive officer, will become executive vice president and chief operating officer of the combined company. Wright Medical Group N.V.’s board of directors will be comprised of five representatives from Wright’s existing board of directors and five representatives from our existing board of directors, including Mr. Palmisano and Mr. Mowry.

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

The transaction is subject to approval of our and Wright’s shareholders, effectiveness of a Form S-4 registration statement filed by us with the Securities and Exchange Commission, the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and other customary closing conditions. The transaction is expected to be completed in mid-year 2015.

See “Part I—Item 1A Risk Factors” for a discussion of the risks related to the merger.

Results of Operations

Fiscal Year Comparisons

The following table sets forth, for the periods indicated, certain items from our consolidated statements of operations and the percentage of revenue that such items represent for the periods shown.

	Year ended
	December 28, 2014		December 29, 2013		December 30, 2012
	($ in thousands)
Statements of Operations Data:
Revenue	$344,953	100%	$310,959	100%	$277,520	100%
Cost of goods sold	83,464	24	86,172	28	81,918	30

Gross profit	261,489	76	224,787	72	195,602	70
Selling, general and administrative	237,158	69	206,851	67	170,447	61
Research and development	24,139	7	22,387	7	22,524	8
Amortization of intangible assets	17,135	5	15,885	5	11,721	4
Special charges	4,479	1	3,738	1	19,244	7

Operating loss	(21,422)	(6)	(24,074)	(8)	(28,334)	(10)
Interest income	136	0	245	0	338	0
Interest expense	(5,319)	(2)	(7,256)	(2)	(3,733)	(1)
Foreign currency transaction (loss) gain	(1,115)	(0)	(1,820)	(1)	(473)	(0)
Loss on extinguishment of debt	—	—	(1,127)	(0)	(593)	(0)
Other non-operating (expense) income, net	(161)	(0)	(45)	(0)	116	0

Loss before income taxes	(27,881)	(8)	(34,077)	(11)	(32,679)	(12)
Income tax (expense) benefit	(1,590)	(0)	(2,349)	(1)	10,935	4

Consolidated net loss	$(29,471)	(9)%	$(36,426)	(12)%	$(21,744)	(8)%

The following tables set forth, for the periods indicated, our revenue by product category and geography expressed as dollar amounts and the changes in revenue between the specified periods expressed as percentages:

Revenue by Product Category	Year ended			Percent change
	December 28, 2014	December 29, 2013	December 30, 2012	2014/ 2013	2013/ 2012	2014/ 2013	2013/ 2012
	($ in thousands)			(as stated)		(constant currency)*
Upper extremity joints and trauma	$213,320	$184,457	$175,242	16%	5%	16%	5%
Lower extremity joints and trauma	59,249	58,747	34,109	1	72	1	72
Sports medicine and biologics	14,174	14,752	15,526	(4)	(5)	(4)	(5)

Total extremities	286,743	257,956	224,877	11	15	12	14
Large joints and other	58,210	53,003	52,643	10	1	10	(2)

Total	$344,953	$310,959	$277,520	11%	12%	11%	11%

Revenue by Geography	Year ended			Percent change
	December 28, 2014	December 29, 2013	December 30, 2012	2014/ 2013	2013/ 2012	2014/ 2013	2013/ 2012
	($ in thousands)			(as stated)		(constant currency) *
United States	$199,286	$182,104	$156,750	9%	16%	9%	16%
International	145,667	128,855	120,770	13	7	14	5

Total	$344,953	$310,959	$277,520	11%	12%	11%	11%

*	Constant currency is a non-GAAP financial measure. We calculate constant currency percentages by converting our current-period local currency financial results using the prior-period foreign currency exchange rates and comparing these adjusted amounts to our prior-period reported results.

Year Ended December 28, 2014 (2014) Compared to Year Ended December 29, 2013 (2013)

Revenue. Revenue increased by 11% to $345.0 million in 2014 from $311.0 million in 2013, primarily as a result of increases in revenue from our upper extremity joints and trauma products and large joints and other products. Foreign currency exchange rate fluctuations had a negative impact of $0.8 million in 2014. Excluding the negative impact of foreign currency exchange rate fluctuations, our revenue grew by 11% on a constant currency basis.

Revenue by product category. Revenue in upper extremity joints and trauma increased by 16% to $213.3 million in 2014 from $184.5 million in 2013, primarily as a result of the continued increase in sales of our Aequalis Ascend Flex convertible shoulder system. We believe the increase in sales of our shoulder products was due to continued surgeon acceptance and market adoption of the Aequalis Ascend Flex, which was supported by the increasing availability of instrument sets due to our on-going investments. This increase was partially offset by decreased revenue from our mature shoulder products. Foreign currency exchange rate fluctuations had a negative impact of $0.7 million on the upper extremity joints and trauma revenue growth during 2014. Excluding the negative impact of foreign currency exchange rate fluctuations, our upper extremity joints and trauma revenue grew by 16% on a constant currency basis. We anticipate that revenues from the Aequalis Ascend Flex will continue to grow relative to our mature shoulder products and that it will comprise a larger portion of our overall upper extremity joints and trauma business in future periods.

Revenue in lower extremity joints and trauma increased by 1% to $59.2 million in 2014 from $58.7 million in 2013, driven by growth in sales of our ankle arthritis portfolio of products, including both total ankle arthroplasty and ankle fusion products, partially offset by decreases in sales of our core foot fixation products which continued to reflect the negative impact of our U.S. sales force transition efforts. We believe that this sales channel disruption will continue in lower extremity joints and trauma products in the United States in 2015 and could potentially increase due to the pending Merger with Wright.

Revenue in sports medicine and biologics decreased 4% to $14.2 million in 2014 from $14.8 million in 2013 as growth in sales of our suture and BioFiber products was more than offset by decreases in sales of certain anchor products and our Conexa product. The decrease in sports medicine and biologics revenue reflects our increased focus on our other upper and lower extremities products.

Revenue from large joints and other increased by 10% to $58.2 million in 2014 from $53.0 million in 2013 related primarily to growth in sales of our hip products due to increased case volume in Europe from new minimally invasive surgical techniques and new instrumentation. Foreign currency exchange rate fluctuations had a positive impact of $0.1 million on our large joints and other revenue during the year ended 2014. Excluding the positive impact of foreign currency exchange rate fluctuations, our large joints and other revenue increased by 10% on a constant currency basis. We do not expect 2014 level of increased hip procedure volume to continue in future periods.

Revenue by geography. Revenue in the United States increased by 9% to $199.3 million in 2014 from $182.1 million in 2013, primarily due to increases in sales of the Aequalis Ascend Flex convertible shoulder system and the Salto Talaris Total Ankle replacement system. These increases were partially offset by decreases in revenue related to our mature shoulder products and foot fixation products. In addition, our 2014 growth was elevated due to the fact that our 2013 results were negatively impacted by the disruption of our U.S. sales channel transitions. While this disruption was not as significant for 2014, we believe our U.S. lower extremity joints and trauma revenue was negatively impacted by the continuation of these transitions in 2014, and we expect this revenue disruption to continue to adversely affect our U.S. lower extremity joints and trauma revenue during 2015 as we continue to focus on the training and education of our sales representatives and implementing strong performance management practices.

International revenue increased by 13% to $145.7 million in 2014 from $128.9 million in 2013. International revenues increased in France, Germany, Australia, Switzerland and the United Kingdom from increased procedure volumes and in Japan from the launch of Aequalis Reversed shoulder systems. Foreign currency exchange rate fluctuations had a negative impact of $0.8 million on international revenue during 2014. Excluding the negative impact of foreign currency exchange rate fluctuations, our international revenue increased by 14% on a constant currency basis. If current U.S. dollar exchange rate trends continue, our reported international revenue could be negatively impacted in 2015.

Cost of goods sold. Cost of goods sold decreased to $83.5 million in 2014 from $86.2 million in 2013. As a percentage of revenue, cost of goods sold decreased to 24% in 2014 from 28% in 2013, primarily due to a reduction in fair value adjustments related to inventory acquired in business acquisitions from $5.9 million in 2013 to $0.6 million in 2014. In addition, product cost improvements, production efficiencies and the insourcing of certain products also contributed to this improvement. This decrease was partially offset by a higher level of excess and obsolete inventory charges which increased $3.0 million in 2014 compared to 2013. We intend to continue to focus on improving our cost of goods sold as a percentage of revenue through a combination of manufacturing efficiencies, additional insourcing activities and improved product mix. However, our cost of goods sold and corresponding gross profit as a percentage of revenue can be expected to fluctuate in future periods depending upon certain factors, including, among others, changes in our product sales mix and prices, distribution channels and geographies, manufacturing yields, plans for insourcing some previously outsourced production activities, inventory reserves required, levels of production volume and fluctuating inventory costs due to changes in foreign currency exchange rates since the period they were manufactured.

Selling, general and administrative. Our selling, general and administrative expenses increased by 15% to $237.2 million in 2014 from $206.9 million in 2013 primarily as a result of increased variable expenses due to higher revenue. As a percentage of revenue, selling, general and administrative expenses were 69% and 67% for

2014 and 2013, respectively. The increase in selling, general and administrative expenses as a percentage of revenue was primarily a result of higher sales management and distribution costs related to our U.S. direct sales force, an increase in expense related to the consumption of instrument spare parts, and increased costs related to management incentive plans and share-based compensation. We expect selling, general and administrative expenses as a percentage of revenue to remain at current levels in the near term until we experience the full anticipated revenue benefits of our U.S. sales channel transitions, integration initiatives, investments in sales resources, training and education, and new product launches.

Research and development. Research and development expenses increased to $24.1 million in 2014 from $22.4 million in 2013. As a percentage of revenue, research and development expenses remained constant at 7% in 2014 and 2013. We expect research and development expenses as a percentage of revenue to approximate 7% in future periods.

Amortization of intangible assets. Amortization of intangible assets increased $1.3 million to $17.1 million in 2014 from $15.9 million in 2013. This increase was primarily attributable to an increase in intangible assets due to acquisitions that occurred throughout 2013.

Special charges. We recorded $4.5 million in special charges in 2014 compared to $3.7 million in 2013. The $4.5 million in special charges for 2014 were primarily comprised of $3.3 million of integration and distributor transition costs, $4.8 million of costs incurred related our proposed merger with Wright and $1.7 million of restructuring related costs related to the relocation of certain functions from our Medina, Ohio facility to our Bloomington, Minnesota facility, partially offset by a $5.4 million reversal of a contingent consideration liability related to our OrthoHelix acquisition due to the under-performance of lower extremity products versus established revenue targets. The $3.7 million in special charges for 2013 were primarily comprised of $7.1 million of integration and distributor transition costs and $1.2 million of legal settlements in the United States, partially offset by a $5.1 million reversal of a contingent consideration liability related to our OrthoHelix acquisition due to the under-performance of lower extremity products versus established revenue targets. We expect to record special charges in 2015 between $2.6 and $4.6 million primarily related to our ongoing costs related to our proposed merger with Wright. See Note 17 to our consolidated financial statements for further detail on special charges.

Interest income. Our interest income was immaterial for both 2014 and 2013.

Interest expense. Our interest expense decreased to $5.3 million in 2014 from $7.3 million in 2013 due primarily to the repayment of our $40.0 million Euro denominated term loan and a $10.5 million repayment of principal on our U.S. dollar denominated term loan in the second quarter of 2013.

Foreign currency transaction loss. We recognized $1.1 million of foreign currency transaction loss in 2014 compared to a $1.8 million foreign currency transaction loss in 2013. Foreign currency gains and losses are recognized when a transaction is denominated in a currency other than the subsidiary’s functional currency. The decrease in foreign currency transaction loss was primarily attributable to foreign currency exchange rate fluctuations on foreign currency denominated intercompany payables and receivables.

Other non-operating (expense) income. Our other non-operating income was immaterial for both 2014 and 2013.

Income tax (expense) benefit. We recorded income tax expense of $1.6 million during 2014 compared to an income tax expense of $2.3 million for 2013. Our effective tax rate for 2014 and 2013 was (5.7)% and (6.9)%, respectively. The change in our effective tax rate from 2013 to 2014 primarily relates to the impact of a $0.7 million tax benefit from the reversal of valuation allowance related to the determination that based on positive evidence, valuation allowances were not required in certain foreign jurisdictions, $0.7 million of benefit from the reversal of a reserve for uncertain tax position due to the expiration of the statute of limitations. Our income taxes are also impacted by the relative percentage of our pre-tax income generated from operations in countries with related income tax expense compared to operations in countries in which we have pre-tax losses but for which we record a valuation allowance against our deferred tax assets, and thus, cannot recognize income tax benefits. Given our history of operating losses, we do not generally record a provision for income taxes in the United States and certain of our European geographies.

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

Revenue by product category. Revenue in upper extremity joints and trauma increased by 5% to $184.5 million in 2013 from $175.2 million in 2012, primarily as a result of an increase in sales of our Aequalis Ascend shoulder products, including the Aequalis Ascend Flex convertible shoulder that was launched in the third quarter of 2013, and Aequalis reversed shoulder products and the Latitude EV elbow. We believe the increase in sales of our Aequalis Ascend shoulder products was due to market share gains and the launch of the Aequalis Ascend Flex, while the increased sales of our Aequalis reversed shoulder products resulted from market movement toward reversed shoulder replacement procedures. This increase was partially offset by decreased revenue from our mature shoulder products and disruption in our U.S. sales channel. Foreign currency exchange rate fluctuations had a positive impact of $0.5 million on the upper extremity joints and trauma revenue growth during 2013. Excluding the positive impact of foreign currency exchange rate fluctuations, our upper extremity joints and trauma revenue grew by 5% on a constant currency basis.

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

Revenue from large joints and other increased by 1% to $53.0 million in 2013 from $52.6 million in 2012 related primarily to growth in sales of our hip products and the positive impact of foreign currency exchange rate fluctuations, partially offset by declines in sales of our mature knee products as we transitioned to next generation technologies. Revenue from our large joints and other category is primarily generated in certain western European geographies which experienced economic pressures during 2013, negatively impacting our revenue in this category. Foreign currency exchange rate fluctuations had a positive impact of $1.5 million on our large joints and other revenue during 2013. Excluding the positive impact of foreign currency exchange rate fluctuations, our large joints and other revenue decreased by 2% on a constant currency basis.

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

International revenue increased by 7% to $128.9 million in 2013 from $120.8 million in 2012. International revenue increased due to revenue growth in France from increased demand and certain geographic expansion activities in which we increased the number of products sold through direct sales channels in countries where we historically utilized local independent distributor representation. Our international revenue growth was partially offset by decreases in revenue in certain western European countries due to austerity measures and lower procedure volumes and lower sales volumes to certain stocking distributors. Foreign currency exchange rate fluctuations had a positive impact of $2.1 million on international revenue during 2013. Excluding the positive impact of foreign currency exchange rate fluctuations, our international revenue increased by 5% on a constant currency basis.

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

Special charges. We recorded $3.7 million in special charges in 2013 compared to $19.2 million in 2012. The $3.7 million in special charges for 2013 were primarily comprised of $7.1 million of integration and distributor transition costs and $1.2 million of legal settlements in the United States, partially offset by a $5.1 million reversal of a contingent consideration liability related to our OrthoHelix acquisition due to the under-performance of legacy Tornier lower extremity products versus established revenue targets. Special charges in 2012 included approximately $6.4 million of expense related to our facilities consolidation initiative, $4.7 million of intangible impairment charges, $3.5 million of integration costs related to our acquisitions of OrthoHelix and our exclusive stocking distributor in Belgium and Luxembourg, $2.0 million of bad debt expense related to the termination of a distributor and worsening general economic conditions in Italy, $1.4 million of expense related to distributor transition costs in the United States and internationally, and $1.2 million of expense related to management exit costs including the departures of our former Chief Executive Officer and Global Chief Financial Officer. See Note 17 to our consolidated financial statements for further detail on special charges.

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

Foreign Currency Exchange Rates

A substantial portion of our business is located outside the United States, and as a result, we generate revenue and incur expenses denominated in currencies other than the U.S. dollar. As a result, fluctuations in the value of foreign currencies relative to the U.S. dollar can impact our operating results. The majority of our operations denominated in currencies other than the U.S. dollar are denominated in Euros. In 2014 and 2013, approximately 42% and 41%, respectively, of our revenue was denominated in foreign currencies. As a result, our revenue can be significantly impacted by fluctuations in foreign currency exchange rates. For example, currency exchange rates for the Euro, and several other currencies, decreased significantly versus the U.S. dollar in late calendar year 2014 and early 2015, and if these exchange rates were to stay at this level throughout 2015, our revenue would be negatively impacted by approximately $21 million as compared to 2014. We expect that foreign currencies will continue to represent a similarly significant percentage of our revenue in the future. Selling, marketing and administrative costs related to these sales are largely denominated in the same foreign currencies, thereby limiting our foreign currency transaction risk exposure. In addition, we also have significant levels of other selling, general and administrative expenses and research and development expenses denominated in foreign currencies. We, therefore, believe that the risk of a significant impact on our earnings from foreign currency fluctuations is mitigated to some extent.

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

Seasonality and Quarterly Fluctuations

Our business is seasonal in nature. Historically, demand for our products has been the lowest in our third quarter in the United States in the summer months and internationally as a result of the European holiday schedule.

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

Liquidity and Capital Resources

Working Capital

Since inception, we have generated significant operating losses resulting in an accumulated deficit of $301.6 million as of December 28, 2014. Historically, our liquidity needs have been met through a combination of sales of our equity and commercial debt financing. We believe that our cash and cash equivalents balance of approximately $27.9 million as of December 28, 2014, along with $24.0 million of available credit under our revolving credit facility, will be sufficient to fund our working capital requirements and operations, including recent and potential acquisitions to continue our U.S. sales channel transition and international expansion, and permit anticipated capital expenditures during the next twelve months, although we may seek to increase our credit availability under our existing credit facility to provide further working capital flexibility. In the event that we would require additional working capital to fund future operations or for other needs, we could seek to acquire that through additional issuances of equity or additional debt financing arrangements, which may or may not be available on favorable terms at such time. In addition, our merger agreement with Wright contains covenants limiting our ability to issue equity securities and enter into additional material debt financing arrangements.

The following table sets forth, for the periods indicated, certain liquidity measures:

	As of
	December 28, 2014	December 29, 2013
	($ in thousands)
Cash and cash equivalents	$27,940	$56,784
Working capital	125,240	150,209
Available lines of credit	24,000	30,000
Total short and long-term debt	75,499	69,081

Total working capital, which includes cash and cash equivalents, was negatively impacted during 2014 as a result of increased investments in surgical instrumentation, property plant and equipment and inventory, partially offset by an increase in accounts receivable. The increase in total short-term and long-term debt was due to an advance of $6.0 million on our revolving line of credit facility in the third quarter of 2014.

Credit Facility

Our credit facility consists of the following: (1) a senior secured term loan facility denominated in U.S. dollars in an aggregate principal amount of up to $75 million (referred to as the USD term loan facility); (2) a senior secured term loan facility denominated in Euros in an aggregate principal amount of up to the U.S. dollar equivalent of $40 million (referred to as the EUR term loan facility); and (3) a senior secured revolving credit facility denominated at our election, in U.S. dollars, Euros, pounds, sterling and yen in an aggregate principal amount of up to the U.S. dollar equivalent of $30 million. The original borrowings under the term loan facilities described above were used to pay a portion of the purchase price consideration for our acquisition of OrthoHelix, and fees, costs and expenses incurred in connection with the acquisition and the credit agreement and to repay prior existing indebtedness. As of December 28, 2014, we had $61.7 million of term debt outstanding, net of unamortized discount, under this credit facility. The term loan matures in October 2017. Funds available under the revolving credit facility may be used for general corporate purposes.

At our option, borrowings under our revolving credit facility and our U.S. dollar denominated term loan facility bear interest at (a) the alternate base rate (if denominated in U.S. dollars), equal to the greatest of (i) the prime rate in effect on such day, (ii) the federal funds rate in effect on such day plus 1/2 of 1%, and (iii) the adjusted LIBO rate plus 1%, plus in the case of each of (i)-(iii) above, an applicable rate of 2.00% or 2.25% (depending on our total net leverage ratio as defined in our credit agreement), or (b) the applicable adjusted LIBO rate for the relevant interest period plus an applicable rate of 3.00% or 3.25% (depending on our total net leverage ratio), plus the mandatory cost (as defined in our credit agreement) if such loan is made in a currency other than U.S. dollars or from a lending office in the United Kingdom or a participating member state (as defined in our credit agreement). In addition, we are subject to a 0.5% interest rate on the unfunded balance of the senior secured revolving credit facility. As of December 28, 2014, we had $6.0 million of debt outstanding under this revolving credit facility.

The credit agreement contains customary covenants, including financial covenants which require us to maintain minimum interest coverage and maximum total net leverage ratios, and customary events of default. The obligations under the credit agreement are guaranteed by us, Tornier Inc. and certain other of our subsidiaries, and subject to certain exceptions, are secured by a first priority security interest in substantially all of our assets and the assets of certain of our existing and future subsidiaries of Tornier. We were in compliance with all covenants as of December 28, 2014.

Other Liquidity Information

In connection with our acquisitions of OrthoHelix, a stocking distributor in Australia and certain U.S. distributors and independent sales agencies during 2013 and 2014, we agreed to pay in cash additional earn-out payments based upon the future revenue performance of specific products or geographies during fiscal years 2014 and 2015. We estimate those payments to be approximately $2.0 million in aggregate and these liabilities are recorded in contingent consideration liabilities—current in our consolidated balance sheet as of December 28, 2014.

Cash Flows

The following summarizes the components of our consolidated statements of cash flows for the years ended December 28, 2014, December 29, 2013 and December 30, 2012:

Operating activities. Net cash provided by operating activities was $1.0 million in 2014 compared to $25.0 million in 2013. This decrease of $24.0 million in operating cash flow was attributable to a decrease in cash generated from working capital of $20.9 million.

Net cash provided by operating activities was $25.0 million in 2013 compared to $14.4 million in 2012. This increase of $10.6 million in operating cash flow was attributable to a decrease in our consolidated net loss that was cash related in 2013 and an increase in cash from working capital of $6.3 million.

Investing activities. Net cash used in investing activities totaled $34.3 million, $46.2 million and $125.8 million in 2014, 2013 and 2012, respectively. The decrease in net cash used in investing activities in 2014 compared to 2013 was due to lower acquisition related payments. The decrease in net cash used in investing activities in 2013 compared to 2012 was primarily driven by our 2012 acquisition of OrthoHelix, which had included cash consideration of $100.4 million.

Our industry is capital intensive, particularly as it relates to surgical instrumentation. Our instrument additions were $21.8 million, $23.8 million and $12.0 million in 2014, 2013 and 2012, respectively. Instrument additions in 2014 and 2013 were higher than 2012 due to the global launch of products acquired in 2012 from OrthoHelix and launches of the Aequalis Ascend Flex shoulder and Latitude EV elbow in the second half of 2013. Our expenditures related to property, plant and equipment were $10.5 million, $10.8 million and $11.3 million in 2014, 2013 and 2012, respectively. The expenditures for property, plant and equipment in 2014 and 2013 included our investments in a global Enterprise Resource Planning (ERP) system and our expenditures for property, plant and equipment in 2012 included the move of our U.S. sales and distribution activities from Stafford, Texas to Bloomington, Minnesota. A significant amount of expenditures are derived in currencies other than the U.S. Dollar and may be impacted by exchange rates in future periods.

Financing activities. Net cash provided by financing activities was $2.7 million, $45.5 million and $86.7 million in 2014, 2013 and 2012, respectively. The $2.7 million in net cash provided by financing activities in 2014 related to draws on our revolving credit facility and cash received from stock option exercises, partially offset by earnout payments related to prior acquisitions. The $45.5 million in net cash provided by financing activities in 2013 included approximately $79.0 million in proceeds raised from our May 2013 underwritten public offering and $21.5 million received from stock option exercises, partially offset by $54.1 million in payments made on our senior secured term loans. The $86.7 million in net cash provided by financing activities in 2012 included $121.0 million in proceeds from the issuance of debt incurred to fund our acquisition of OrthoHelix, partially offset by the repayment of our previously existing long term debt.

Contractual Obligations and Commitments

The following table summarizes our outstanding contractual obligations as of December 28, 2014 for the categories set forth below, assuming only scheduled amortizations and repayment at maturity:

	Payment Due By Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	($ in thousands)
Amounts reflected in consolidated balance sheet:
Bank debt	$71,686	$6,903	$63,301	$811	$671
Shareholder loan	2,203	—	—	—	2,203
Contingent consideration	1,989	1,989	—	—	—
Capital leases	1,597	478	698	421	—
Amounts not reflected in consolidated balance sheet:
Interest on bank debt	7,044	2,883	4,083	61	17
Interest on contingent consideration	31	31	—	—	—
Interest on capital leases	141	70	59	12	—
Operating leases	26,133	5,761	8,771	5,777	5,824

Total	$110,824	$18,115	$76,912	$7,082	$8,468

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

Revenue Recognition

We derive our revenue from the sale of medical devices that are used by orthopaedic and general surgeons who treat diseases and disorders of extremity joints, including the shoulder, elbow, wrist, hand, ankle and foot, and large joints, including the hip and knee. Our revenue is generated from sales to two types of customers: healthcare institutions and stocking distributors. Sales to healthcare institutions represent the majority of our revenue. Revenue from sales to healthcare institutions is generally recognized at the time of surgical implantation. We generally record revenue from sales to our stocking distributors at the time the product is shipped to the distributor. Stocking distributors, who sell the products to their customers, take title to the products and assume all risks of ownership at time of shipment. We do not have any arrangements with stocking distributors that allow for retroactive pricing adjustments. Our stocking distributors are obligated to pay within specified terms regardless of when, if ever, they sell the products. Taxes assessed by a governmental authority that are directly imposed on revenue-producing transactions between a seller and a customer are not recorded as revenue. In certain circumstances, we may accept sales returns from distributors and in certain situations in which the right of return exists, we estimate a reserve for sales returns and recognize the reserve as a reduction of revenue. We base our estimate for sales returns on historical sales and product return information including historical experience and trend information. Our reserve for sales returns has historically been immaterial. We charge our customers for shipping and handling and recognize these amounts as part of revenue.

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

We believe that the amount included in our allowance for doubtful accounts historically has been an appropriate estimate of the amount of accounts receivable that is ultimately not collected. While we believe that our allowance for doubtful accounts is adequate, the financial condition of our customers and the geopolitical factors that impact reimbursement under individual countries’ healthcare systems can change rapidly, which may necessitate additional allowances in future periods. Our allowance for doubtful accounts was $5.8 million and $5.1 million at December 28, 2014 and December 29, 2013, respectively.

Excess and Obsolete Inventory

We value our inventory at the lower of the actual cost to purchase or manufacture the inventory on a first-in, first-out, or FIFO, basis or its net realizable value. We regularly review inventory quantities on hand for excess and obsolete inventory (which can include charges for product expirations) and, when circumstances indicate, we incur charges to write down inventories to their net realizable value. Our review of inventory for excess and obsolete quantities is based on an analysis of historical product sales together with our forecast of future product demand and production requirements. A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. Additionally, our industry is characterized by regular new product developments that could result in an increase in the amount of obsolete inventory quantities on hand due to cannibalization of existing products. Also, our estimates of future product demand may prove to be inaccurate, in which case we may be required to incur charges for excess and obsolete inventory. In the future, if additional inventory write-downs are required, we would recognize additional cost of goods sold at the time of such determination. Regardless of changes in our estimates of future product demand, we do not increase the value of our inventory above its adjusted cost basis. Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, significant unanticipated decreases in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results. Charges incurred for excess and obsolete inventory were $11.4 million, $8.4 million and $8.2 million for 2014, 2013 and 2012, respectively.

Instruments

Instruments are surgical tools used by orthopaedic and general surgeons during joint replacement and other surgical procedures to facilitate the implantation of our products. There are no contractual terms with respect to the usage of our instruments by our customers and we maintain ownership of these instruments, except in situations where we sell instruments to certain stocking distributors. We generally do not charge for the use of our instruments and there are no minimum purchase commitments relating to our products. As our surgical instrumentation is used numerous times over several years, often by many different customers, instruments are recognized as long-lived assets. Instruments and instrument parts that have not been placed in service are carried at cost and are included as instruments in progress within instruments, net of allowances for excess and obsolete instruments, on our consolidated balance sheets. Once placed in service, instruments are carried at cost, less accumulated depreciation. Instrument parts used to maintain the functionality of instrument sets but that do not extend the life of the instrument sets are expensed as they are consumed and recorded as part of selling, general and administrative expense. Depreciation is computed using the straight-line method based on average estimated useful lives. Estimated useful lives are determined principally in reference to associated product life cycles, and average five years. As instruments are used as tools to assist surgeons, depreciation of instruments is recognized as a selling, general and administrative expense. Instrument depreciation expense was $16.6 million, $13.9 million and $12.4 million during 2014, 2013 and 2012, respectively.

We review instruments for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. An impairment loss would be recognized when estimated future undiscounted cash flows relating to an asset are less than the asset’s carrying amount. An impairment loss is measured as the amount by which the carrying amount of an asset exceeds its fair value. No impairments were recorded in 2014 or 2013.

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

As of December 28, 2014, we had approximately $244.8 million of goodwill recorded as a result of the acquisition of businesses. Goodwill is tested for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest that impairment exists. Based on our single business approach to decision-making, planning and resource allocation, we have determined that we have one reporting unit for purposes of evaluating goodwill for impairment. We use widely accepted valuation techniques to determine the fair value of our reporting unit used in our annual goodwill impairment analysis. Our valuation is primarily based on a qualitative assessment and, if necessary, a quantitative assessments regarding the fair value of the reporting unit relative to the carrying value. We also use a market approach to evaluate the reasonableness of the income approach. We performed our annual impairment test on the first day of the fourth quarter of 2014 and determined that the fair value of our reporting unit significantly exceeded its carrying value and, therefore, no impairment charge was necessary.

We depreciate our property, plant and equipment and instruments and amortize our intangible assets based upon our estimate of the respective asset’s useful life. Our estimate of the useful life of an asset requires us to make judgments about future events, such as product life cycles, new product development, product cannibalization and technological obsolescence, as well as other competitive factors beyond our control. We account for the impairment of long-lived assets in accordance with Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) Section 360, Property, Plant and Equipment (FASB ASC 360) and ASC 350, Intangibles—Goodwill and Other. Accordingly, when indicators of impairment exist, we evaluate impairments of our property, plant and equipment, instruments, and intangibles based upon an analysis of estimated undiscounted future cash flows. If we determine that a change is required in the useful life of an asset, future depreciation and amortization is adjusted accordingly. Alternatively, if we determine that an asset has been impaired, an adjustment would be charged to earnings based on the asset’s fair market value, or discounted cash flows if the fair market value is not readily determinable.

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

Our valuation allowance balances totaled $54.7 million and $40.4 million as of December 28, 2014 and December 29, 2013, respectively, due to uncertainties related to our ability to realize, before expiration, some of our deferred tax assets for both U.S. and foreign income tax purposes. These deferred tax assets primarily consist of the carryforward of certain tax basis net operating losses and general business tax credits.

We recognize tax benefits when they are more likely than not to be realized. As a multinational corporation, we are subject to taxation in many jurisdictions and the calculation of our tax liabilities for uncertain tax positions involves dealing with the application of complex tax laws and regulations in various taxing jurisdictions. If we ultimately determine that the payment of these liabilities will be unnecessary, we will reverse the liability and recognize a tax benefit in the period in which we determine the liability no longer applies. Conversely, we record additional tax charges in a period in which we determine that a recorded tax liability is less than we expect the ultimate assessment to be. Our liability for unrecognized tax benefits totaled $2.3 million and $3.1 million as of December 28, 2014 and December 29, 2013, respectively.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers as a new topic, Accounting Standards Codification (ASC) Topic 606. ASU 2014-09 provides new guidance related to how an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, ASU 2014-09 specifies new accounting for costs associated with obtaining or fulfilling contracts with customers and expands the required disclosures related to revenue and cash flows from contracts with customers. This new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption, with early application not permitted. We are currently determining our implementation approach and assessing the impact on our consolidated financial statements and related disclosures.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (ASC Topic 205) and Property, Plant, and Equipment (ASC Topic 360)—Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 provides new guidance related to the definition of a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. This new guidance is effective for annual periods beginning on or after December 15, 2014 and interim periods within those years. Beginning in 2015, we will adopt the new guidance, as applicable, to future disposals of components or classifications as held for sale.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (ASC Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 requires entities to present unrecognized tax benefits as a decrease in a net operating loss, similar to tax loss or tax credit carryforward if certain criteria are met. The standard clarifies presentation requirements for unrecognized tax benefits but will not alter the way in which entities assess deferred tax assets for realizability. The guidance is effective for the fiscal year, and interim periods within that fiscal year, beginning after December 15, 2013. We adopted this guidance beginning in the first quarter of 2014. The impact of adoption was not material.

In March 2013, the FASB issued ASU 2013-05, Foreign Currency Matters (ASC Topic 830), Parent’s Accounting for the Cumulative Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. ASU 2013-05 requires entities to release cumulative translation adjustments to earnings when an entity ceases to have a controlling financial interest in a subsidiary or group of assets within a consolidated foreign entity and the sale or transfer results in the complete or substantially complete liquidation of the foreign entity. ASU 2013-05 is effective for the fiscal year, and interim periods within that fiscal year, beginning after December 15, 2013 and is to be applied prospectively. We adopted this guidance in the first quarter of 2014. The impact of adoption was not material.

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

Interest Rate Risk

Borrowings under our revolving credit facility and U.S. dollar denominated term loan bear interest at variable rates. As of December 28, 2014, we had $6.0 million of borrowings under our revolving credit facility and $61.7 million in borrowings under our U.S. dollar denominated term loan, net of the unamortized discount, and $7.8 million of other debt. Based upon this debt level, and the LIBOR floor on our interest rate, a 100 basis point increase in the annual interest rate on such borrowings would have an immaterial impact on our interest expense on an annual basis.

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

At December 28, 2014, our cash and cash equivalents were $27.9 million. Based on our annualized average interest rate, a 10% decrease in the annual interest rate on such balances would result in an immaterial impact on our interest income on an annual basis.

Foreign Currency Exchange Rate Risk

Fluctuations in the exchange rate between the U.S. dollar and foreign currencies could adversely affect our financial results. In 2014 and 2013, approximately 42% and 41%, respectively, of our revenues were denominated in foreign currencies, respectively. We expect that foreign currencies will continue to represent a similarly significant percentage of our revenues in the future. Operating expenses related to these revenues are largely denominated in the same respective currency, thereby limiting our transaction risk exposure, to some extent. However, for revenues not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases and if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our prices not being competitive in a market where business is transacted in the local currency.

In 2014, approximately 74% of our revenues denominated in foreign currencies were derived from European Union countries and were denominated in Euros. Additionally, we have significant intercompany payables and debt with certain European subsidiaries, which are denominated in foreign currencies, principally the Euro. Our principal exchange rate risk therefore exists between the U.S. dollar and the Euro. Fluctuations from the beginning to the end of any given reporting period result in the re-measurement of our foreign currency-denominated cash, receivables, payables and debt, generating currency transaction gains or losses that impact our non-operating income/expense levels in the respective period and are reported in foreign currency transaction gain (loss) in our consolidated financial statements. In 2014 and 2013, we economically hedged our balance sheet exposure to fluctuations in the Euro and other currencies by entering into foreign exchange forward contracts.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

of Tornier N.V. and subsidiaries

We have audited the accompanying consolidated balance sheets of Tornier N.V. and subsidiaries as of December 28, 2014 and December 29, 2013, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity and cash flows for each of the three years in the period ended December 28, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tornier N.V. and subsidiaries at December 28, 2014 and December 29, 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 28, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tornier N.V.’s internal control over financial reporting as of December 28, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2015, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Minneapolis, MN

February 24, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

of Tornier N.V. and subsidiaries

We have audited Tornier N.V. and subsidiaries’ internal control over financial reporting as of December 28, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Tornier N.V. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Tornier N.V. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 28, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tornier N.V. and subsidiaries as of December 28, 2014 and December 29, 2013, and the related consolidated statement of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended December 28, 2014 of Tornier N.V. and subsidiaries and our report dated February 24, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Minneapolis, Minnesota

February 24, 2015

TORNIER N.V. AND SUBSIDIARIES

Consolidated Balance Sheets

(U.S. dollars in thousands, except share and per share amounts)

	December 28, 2014	December 29, 2013
Assets
Current assets:
Cash and cash equivalents	$27,940	$56,784
Accounts receivable (net of allowance of $5,779 and $5,080, respectively)	63,583	55,555
Inventories	88,662	87,011
Deferred income taxes	6,817	5,601
Prepaid taxes	12,858	14,667
Prepaid expenses	4,613	3,151
Other current assets	5,228	3,756

Total current assets	209,701	226,525
Instruments, net	62,888	63,055
Property, plant and equipment, net	44,662	43,494
Goodwill	244,782	251,540
Intangible assets, net	95,120	117,608
Deferred income taxes	128	660
Other assets	1,294	2,544

Total assets	$658,575	$705,426

Liabilities and shareholders’ equity
Current liabilities:
Short-term borrowing and current portion of long-term debt	$7,394	$1,438
Accounts payable	15,073	17,326
Accrued liabilities	59,109	50,714
Income taxes payable	887	397
Contingent consideration, current	1,989	6,428
Deferred income taxes	9	13

Total current liabilities	84,461	76,316
Long-term debt	68,105	67,643
Deferred income taxes	18,498	21,489
Contingent consideration, long-term	—	6,528
Other non-current liabilities	8,621	7,642

Total liabilities	179,685	179,618
Shareholders’ equity:
Ordinary shares, €0.03 par value; authorized 175,000,000; issued and outstanding 48,974,449 and 48,508,612 at December 28, 2014 and December 29, 2013, respectively	1,939	1,921
Additional paid-in capital	783,335	769,466
Accumulated deficit	(301,629)	(272,158)
Accumulated other comprehensive (loss) income	(4,755)	26,579

Total shareholders’ equity	478,890	525,808

Total liabilities and shareholders’ equity	$658,575	$705,426

The accompanying notes are an integral part of the consolidated financial statements.

TORNIER N.V. AND SUBSIDIARIES

Consolidated Statements of Operations

(U.S. dollars in thousands, except share and per share amounts)

	Fiscal year ended
	December 28, 2014	December 29, 2013	December 30, 2012
Revenue	$344,953	$310,959	$277,520
Cost of goods sold	83,464	86,172	81,918

Gross profit	261,489	224,787	195,602
Operating expenses:
Selling, general and administrative	237,158	206,851	170,447
Research and development	24,139	22,387	22,524
Amortization of intangible assets	17,135	15,885	11,721
Special charges	4,479	3,738	19,244

Total operating expenses	282,911	248,861	223,936

Operating loss	(21,422)	(24,074)	(28,334)
Other income (expense):
Interest income	136	245	338
Interest expense	(5,319)	(7,256)	(3,733)
Foreign currency transaction loss	(1,115)	(1,820)	(473)
Loss on extinguishment of debt	—	(1,127)	(593)
Other non-operating (expense) income, net	(161)	(45)	116

Loss before income taxes	(27,881)	(34,077)	(32,679)
Income tax (expense) benefit	(1,590)	(2,349)	10,935

Consolidated net loss	$(29,471)	$(36,426)	$(21,744)

Net loss per share:
Basic and diluted	$(0.60)	$(0.79)	$(0.54)

Weighted average shares outstanding:
Basic and diluted	48,860	45,826	40,064

The accompanying notes are an integral part of the consolidated financial statements.

TORNIER N.V. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(U.S. dollars in thousands)

	Fiscal year ended
	December 28, 2014	December 29, 2013	December 30, 2012
Consolidated net loss	$(29,471)	$(36,426)	$(21,744)
Unrealized (loss) gain on retirement plans	(1,430)	95	(866)
Foreign currency translation adjustments	(29,904)	17,296	4,938

Comprehensive loss	$(60,805)	$(19,035)	$(17,672)

The accompanying notes are an integral part of the consolidated financial statements.

TORNIER N.V. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(U.S. dollars in thousands)

	Fiscal year ended
	December 28, 2014	December 29, 2013	December 30, 2012
Cash flows from operating activities:
Consolidated net loss	$(29,471)	$(36,426)	$(21,744)
Adjustments to reconcile consolidated net loss to cash provided by operating activities:
Depreciation and amortization	40,623	36,566	30,232
Impairment of fixed assets	—	140	2,041
Lease termination costs	—	—	731
Intangible impairment	—	—	4,737
Non-cash foreign currency loss (gain)	1,087	1,829	(495)
Deferred income taxes	(7,893)	3,566	(4,506)
Tax benefit from reversal of valuation allowance	(146)	(1,120)	(10,700)
Share-based compensation	9,701	8,300	6,830
Non-cash interest expense and discount amortization	775	969	524
Inventory obsolescence	11,433	8,447	8,171
Loss on extinguishment of debt	—	1,127	—
Incentive related to new facility lease	—	—	1,400
Acquired inventory step-up	577	5,908	1,993
Gain on reversal of OrthoHelix contingent consideration liability	(5,388)	(5,140)	—
Other non-cash items affecting earnings	908	1,095	1,836
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(11,100)	(1,084)	(2,188)
Inventories	(21,619)	(9,186)	(3,057)
Accounts payable and accruals	12,489	7,421	87
Other current assets and liabilities	(3,190)	4,704	(1,526)
Other non-current assets and liabilities	2,222	(2,134)	65

Net cash provided by operating activities	1,008	24,982	14,431
Cash flows from investing activities:
Acquisition-related cash payments	(2,000)	(8,665)	(102,612)
Purchases of intangible assets	(83)	(2,935)	(1,410)
Additions of instruments	(21,751)	(23,805)	(11,999)
Property, plant and equipment lease incentive	—	—	(1,400)
Purchases of property, plant and equipment	(10,494)	(10,825)	(9,891)
Proceeds from sale of property, plant and equipment	—	—	1,517

Net cash used in investing activities	(34,328)	(46,230)	(125,795)
Cash flows from financing activities:
Proceeds from (repayments of) short-term debt	6,000	(1,000)	(8,009)
Repayments of long-term debt	(1,092)	(54,095)	(28,684)
Contingent consideration payments	(6,944)	(1,483)	—
Proceeds from issuance of long-term debt	477	1,796	121,045
Deferred financing costs	—	(111)	(5,396)
Issuance of ordinary shares from stock option exercises	3,976	21,481	7,710
Proceeds from other issuance of ordinary shares	283	78,952	—

Net cash provided by financing activities	2,700	45,540	86,666
Effect of exchange rate changes on cash and cash equivalents	1,776	1,384	1,100

(Decrease) Increase in cash and cash equivalents	(28,844)	25,676	(23,598)
Cash and cash equivalents:
Beginning of period	56,784	31,108	54,706

End of period	$27,940	$56,784	$31,108

Non-cash investing and financing transactions:
Fixed assets acquired pursuant to capital lease	$1,236	$42	$560

Capitalized software development costs	$—	$1,180	$—

Supplemental disclosure:
Income taxes paid	$2,034	$1,700	$2,937

Interest paid	$4,185	$6,043	$2,084

The accompanying notes are an integral part of the consolidated financial statements.

TORNIER N.V. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

(U.S. dollars in thousands, except share and per share amounts)

	Ordinary Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance at January 1, 2012	39,270	$1,560	$608,772	$5,116	$(213,988)	$401,460

Net loss	—	—	—	—	(21,744)	(21,744)
Unrealized loss on retirement plans	—	—	—	(866)	—	(866)
Foreign currency translation adjustments	—	—	—	4,938	—	4,938
Issuances of ordinary shares related to acquisition of OrthoHelix Surgical Designs, Inc.	1,941	75	37,954	—	—	38,029
Issuances of ordinary shares related to employee stock purchase plan	8	1	169	—	—	170
Issuances of ordinary shares for restricted stock units	50	2	(2)	—	—	—
Issuance of ordinary shares related to stock option exercises	459	17	7,523	—	—	7,540
Share-based compensation	—	—	6,552	—	—	6,552

Balance at December 30, 2012	41,728	$1,655	$660,968	$9,188	$(235,732)	$436,079

Net loss	—	—	—	—	(36,426)	(36,426)
Unrealized gain on retirement plans	—	—	—	95	—	95
Foreign currency translation adjustments	—	—	—	17,296	—	17,296
Public offering financing costs	—	—	(4,878)	—	—	(4,878)
Issuance of ordinary shares related to public offering.	5,175	202	83,375	—	—	83,577
Issuances of ordinary shares related to employee stock purchase plan	15	1	253	—	—	254
Issuances of ordinary shares for restricted stock units	98	4	(4)	—	—	—
Issuance of ordinary shares related to stock option exercises	1,493	59	21,422	—	—	21,481
Share-based compensation	—	—	8,330	—	—	8,330

Balance at December 29, 2013	48,509	$1,921	$769,466	$26,579	$(272,158)	$525,808

Net loss	—	—	—	—	(29,471)	(29,471)
Unrealized loss on retirement plans	—	—	—	(1,430)	—	(1,430)
Foreign currency translation adjustments	—	—	—	(29,904)	—	(29,904)
Issuances of ordinary shares related to employee stock purchase plan	16	1	283	—	—	284
Issuances of ordinary shares for restricted stock units	214	8	(8)	—	—	—
Issuance of ordinary shares related to stock option exercises	235	9	3,967	—	—	3,976
Share-based compensation	—	—	9,627	—	—	9,627

Balance at December 28, 2014	48,974	$1,939	$783,335	$(4,755)	$(301,629)	$478,890

The accompanying notes are an integral part of the consolidated financial statements.

TORNIER N.V. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

1.	Business Description

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

Tornier’s global corporate headquarters are located in Amsterdam, the Netherlands. The Company also has significant operations located in Bloomington, Minnesota (U.S. headquarters, sales, marketing and distribution and administration), Grenoble, France (OUS headquarters, manufacturing and research and development), Macroom, Ireland (manufacturing), Warsaw, Indiana (research and development) and Medina, Ohio (marketing, research and development). In addition, the Company conducts local sales and distribution activities across 12 sales offices throughout Europe, Asia, Australia and Canada.

Proposed Merger with Wright Medical Group, Inc.

On October 27, 2014, Tornier entered into an agreement and plan of merger with Wright Medical Group, Inc. (Wright). The merger agreement provides that, upon the terms and subject to the conditions set forth in the merger agreement, an indirect wholly owned subsidiary of Tornier N.V. will merge with and into Wright, with Wright continuing as the surviving company and an indirect wholly owned subsidiary of Tornier following the transaction. Following the closing of the transaction, the combined company will conduct business as Wright Medical Group N.V. and Robert J. Palmisano, Wright’s president and chief executive officer, will become president and chief executive officer of the combined company and David H. Mowry, Tornier’s president and chief executive officer, will become executive vice president and chief operating officer of the combined company. Wright Medical Group N.V.’s board of directors will be comprised of five representatives from Wright’s existing board of directors and five representatives from Tornier’s existing board of directors, including Mr. Palmisano and Mr. Mowry.

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

The transaction is subject to approval of Tornier and Wright shareholders, effectiveness of a Form S-4 registration statement filed by Tornier with the Securities and Exchange Commission and the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and other customary closing conditions. The transaction is expected to be completed in mid-2015. In the event that the Company terminates the merger agreement under certain specified circumstances, the Company may be required to pay Wright a $46 million termination fee.

Basis of Presentation

The Company’s fiscal year-end is generally determined on a 52-week basis consisting of four 13 week quarters and always falls on the Sunday nearest to December 31.

The consolidated financial statements and accompanying notes present the consolidated results of the Company for each of the fiscal years in the three-year period ended December 28, 2014, December 29, 2013 and December 30, 2012.

All amounts are presented in U.S. Dollar (“$”), except where expressly stated as being in other currencies, e.g. Euros (“€”).

2.	Significant Accounting Policies

Reclassifications

Certain contingent consideration payments within the consolidated statement of cash flows have been reclassified from investing activities to financing activities to conform with the presentation used in 2014.

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

Foreign Currency Translation

The functional currencies for the Company and all of the Company’s wholly owned subsidiaries are their local currencies. The reporting currency of the Company is the U.S. dollar. Accordingly, the consolidated financial statements of the Company’s international subsidiaries are translated into U.S. dollars using current exchange rates for the consolidated balance sheets and average exchange rates for the consolidated statements of operations and cash flows. Unrealized translation gains and losses are included in accumulated other comprehensive income (loss) in shareholders’ equity. When a transaction is denominated in a currency other than the subsidiary’s functional currency, the Company recognizes a transaction gain or loss in net earnings. Foreign currency transaction (losses) gains included in net earnings were $(1.1) million, $(1.8) million and $(0.5) million during the years ended December 28, 2014, December 29, 2013 and December 30, 2012, respectively.

Revenue Recognition

The Company derives revenue from the sale of medical devices that are used by orthopaedic and general surgeons who treat diseases and disorders of extremity joints, including the shoulder, elbow, wrist, hand, ankle and foot, and large joints, including the hip and knee. Revenue is generated from sales to two types of customers: healthcare institutions and stocking distributors, with sales to healthcare institutions representing a majority of the Company’s revenue. Revenue from sales to healthcare institutions is generally recognized at the time of surgical implantation. Revenue from sales to stocking distributors is recorded at the time the product is shipped to the distributor. These stocking distributors, who sell the products to their customers, take title to the products and assume all risks of ownership at the time of shipment. Stocking distributors are obligated to pay within specified terms regardless of when, if ever, they sell the products. Taxes assessed by a governmental authority that are directly imposed on revenue-producing transactions between a seller and a customer are not recorded as revenue. In certain circumstances, the Company may accept sales returns from distributors and in certain situations in which the right of return exists, the Company estimates a reserve for sales returns and recognizes the reserve as a reduction of revenue. The Company bases its estimate for sales returns on historical sales and product return information including historical experience and trend information. The Company’s reserve for sales returns has historically been immaterial.

Shipping and Handling

Amounts billed to customers for shipping and handling of products are reflected in revenue and are not considered significant. Costs related to shipping and handling of products are expensed as incurred, are included in selling, general and administrative expense, and were $7.9 million, $5.7 million and $5.1 million for the years ended December 28, 2014, December 29, 2013 and December 30, 2012, respectively.

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with an original maturity of three months or less. The carrying amount reported in the consolidated balance sheets for cash and cash equivalents is cost, which approximates fair value.

Accounts Receivable

Accounts receivable consist of customer trade receivables. The Company maintains an allowance for doubtful accounts for estimated losses in the collection of accounts receivable. The Company makes estimates regarding the future ability of its customers to make required payments based on historical credit experience, delinquency and expected future trends. The majority of the Company’s receivables are from healthcare institutions, many of which are government-funded. The Company’s allowance for doubtful accounts was $5.8 million and $5.1 million at December 28, 2014 and December 29, 2013, respectively. Accounts receivable are written off when it is determined that the accounts are uncollectible, typically upon customer bankruptcy or the customer’s non-response to continued collection efforts.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. Management attempts to minimize credit risk by reviewing customers’ credit history before extending credit and by monitoring credit exposure on a regular basis. The allowance for doubtful accounts is established based upon factors surrounding the credit risk of specific customers, historical trends and other information. Collateral or other security is generally not required for accounts receivable. As of December 28, 2014, there were no customers that accounted for more than 10% of accounts receivable.

Royalties

The Company pays royalties to certain individuals and companies that have developed and retain the legal rights to the technology or have assisted the Company in the development of technology or new products. These royalties are based on sales and are reflected as selling, general and administrative expenses in the consolidated statements of operations.

Inventories

Inventories, net of reserves for obsolete and slow-moving goods, are stated at the lower of cost or market value. Cost is determined on a first-in, first-out (FIFO) basis. Costs included in the value of inventory that Tornier manufactures include the material costs, direct labor costs and manufacturing and distribution overhead costs. Inventories consist of raw materials, work-in-process and finished goods. Finished goods inventories are held primarily in the United States, as well as several countries in Europe, Canada, Japan and Australia and consist primarily of joint implants and related orthopaedic products. Inventory balances, net of reserves, consist of the following (in thousands):

	December 28, 2014	December 29, 2013
Raw materials	$7,769	$6,840
Work in process	9,197	9,171
Finished goods	71,696	71,000

Total	$88,662	$87,011

The Company regularly reviews inventory quantities on-hand for excess and obsolete inventory and, when circumstances indicate, incurs charges to write down inventories to their net realizable value. The Company’s review of inventory for excess and obsolete quantities is based primarily on the estimated forecast of future product demand, production requirements, and introduction of new products. The Company recognized $11.4 million, $8.4 million and $8.2 million of expense for excess and obsolete inventory in cost of goods sold during the years ended December 28, 2014, December 29, 2013 and December 30, 2012, respectively. Additionally, the Company had $43.1 million and $47.8 million in inventory held on consignment with third-party distributors and healthcare facilities, among others, at December 28, 2014 and December 29, 2013, respectively.

Property, Plant and Equipment

Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method based on estimated useful lives of five to thirty-nine years for buildings and improvements, five to 10 years for furniture and fixtures and two to eight years for machinery and equipment. The cost of maintenance and repairs is expensed as incurred. The Company reviews property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated future undiscounted cash flows relating to the asset are less than the asset’s carrying amount. An impairment loss is measured as the amount by which the carrying amount of an asset exceeds its fair value.

No impairment charges were recorded for the year ended December 28, 2014. For the year ended December 29, 2013, the Company recorded $0.1 million in impairments related to the fixed assets located in Medina, Ohio that will not be utilized as a result of its OrthoHelix restructuring plan. For the year ended December 30, 2012, the Company recorded several fixed asset impairments related to the Company’s facilities in St. Ismier, France, Dunmanway, Ireland, and Stafford, Texas in the aggregate amount of $0.9 million as a result of the Company’s facilities consolidation initiative.

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

Instruments

Instruments are surgical tools used by orthopaedic and general surgeons during joint replacement and other surgical procedures to facilitate the implantation of the Company’s products. Instruments are recognized as long-lived assets. Instruments and instrument parts that have not been placed in service are carried at cost, and are included as instruments in progress within instruments, net on the consolidated balance sheets. Once placed in service, instruments are carried at cost, less accumulated depreciation. Depreciation is computed using the straight-line method based on average estimated useful lives. Estimated useful lives are determined principally in reference to associated product life cycles, and average five years. Instrument parts used to maintain the functionality of instruments but do not extend the life of the instruments are expensed as they are consumed and recorded as part of selling, general and administrative expense. The Company reviews instruments for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. An impairment loss would be recognized when estimated future undiscounted cash flows relating to the assets are less than the assets’ carrying amount. An impairment loss is measured as the amount by which the carrying amount of an asset exceeds its fair value. No impairment losses were recognized during the years ended December 28, 2014 and December 29, 2013. The Company recorded impairment charges of $1.0 million during the year ended December 30, 2012 related to instrument sets and components that were impaired as a result of the OrthoHelix acquisition.

Instruments included in long-term assets on the consolidated balance sheets are as follows (in thousands):

	December 28, 2014	December 29, 2013
Instruments	$106,788	$99,754
Instruments in progress	23,456	23,990
Accumulated depreciation	(67,356)	(60,689)

Instruments, net	$62,888	$63,055

The Company provides instruments to surgeons for use in surgeries and retains title to the instruments. As instruments are used as tools to assist surgeons, depreciation of instruments is recognized as a selling, general and administrative expense. Instrument depreciation expense was $16.6 million, $13.9 million and $12.4 million during the years ended December 28, 2014, December 29, 2013 and December 30, 2012, respectively.

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

Goodwill

Goodwill is recognized as the excess of the purchase price over the fair value of net assets of businesses acquired. Goodwill is not amortized, but is subject to impairment tests. Based on the Company’s single business approach to decision-making, planning and resource allocation, management has determined that the Company has one operating segment with no reporting unit below that level for the purpose of evaluating goodwill for impairment. The Company performs its annual goodwill impairment test as of the first day of the fourth quarter of its fiscal year or more frequently if changes in circumstances or the occurrence of events suggest that an impairment exists. Impairment tests are done by qualitatively assessing the likeliness for impairment and then, if necessary, comparing the reporting unit’s fair value to its carrying amount to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the reporting unit’s goodwill is less than the carrying value of the reporting unit’s goodwill. The fair value of the reporting unit and the implied fair value of goodwill are determined based on widely accepted valuation techniques. No goodwill impairment losses were recorded during the years ended December 28, 2014, December 29, 2013 and December 30, 2012 as the fair value of the reporting unit significantly exceeded its carrying value.

Intangible Assets

Intangible assets with an indefinite life, including certain trademarks and trade names, are not amortized, but are tested for impairment annually or whenever events or circumstances indicate that the carrying amount may not be recoverable. Any amount of impairment loss to be recorded would be determined based upon the excess of the asset’s carrying value over its fair value. No impairment losses on indefinite life intangibles were recorded during the years ended December 28, 2014, December 29, 2013 and December 30, 2012. The useful lives of these assets are also assessed annually to determine whether events and circumstances continue to support an indefinite life.

Intangible assets with a finite life, including developed technology, customer relationships, and patents and licenses, are amortized on a straight-line basis over their estimated useful lives, ranging from one to twenty years. Costs incurred to extend or renew license arrangements are capitalized as incurred and amortized over the shorter of the life of the extension or renewal, or the remaining useful life of the underlying product being licensed. Intangible assets with a finite life are tested for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. An impairment loss would be recognized when estimated future undiscounted cash flows relating to the asset are less than the asset’s carrying amount and would be measured as the amount by which the carrying amount of an asset exceeds its fair value. No impairment losses were recorded for the year ended December 28, 2014. For the year ended December 29, 2013, the Company recognized an impairment charge of $0.1 million related to license intangibles that are no longer being used. For the year ended December 30, 2012, the Company recognized an impairment charge of $4.7 million related to developed technology and customer relationship intangibles whose fair values were negatively impacted by the acquisition of OrthoHelix Surgical Designs, Inc. (OrthoHelix). The fair value of the intangibles was determined using a discounted cash flow analysis. For the year ended December 29, 2013, the intangible asset impairment is included in amortization of intangible assets in the consolidated statements of operations. For the year ended December 30, 2012, intangible asset impairments are included in special charges on the consolidated statement of operations as they related directly to the acquisition and integration of OrthoHelix.

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

The Company accrues interest and penalties related to unrecognized tax benefits in the Company’s provision for income taxes. In the fiscal years ended December 28, 2014 and December 29, 2013, accrued interest and penalties were $0.1 million and $0.3 million, respectively.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) refers to revenues, expenses, gains, and losses that under U.S. GAAP are included in comprehensive income (loss) but are excluded from net earnings, as these amounts are recorded directly as an adjustment to shareholders’ equity. Other comprehensive income (loss) is comprised mainly of foreign currency translation adjustments and unrealized gains (losses) on retirement plans. These amounts are presented in the consolidated statements of comprehensive loss. The Company deems its foreign investments to be permanent in nature, and therefore, does not provide for taxes on foreign currency translation adjustments.

Share-Based Compensation

The Company accounts for share-based compensation in accordance with Accounting Standards Codification (ASC) Topic 718, Compensation—Stock Compensation, which requires share-based compensation cost to be measured at the grant date based on the fair value of the award and recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The determination of the fair value of share-based payment awards, such as options, is made on the date of grant using an option-pricing model and is affected by the Company’s share price, as well as assumptions regarding a number of complex and subjective variables, which include the expected life of the award, the expected share price volatility over the expected life of the award, expected dividend yield and risk-free interest rate.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers as a new topic, Accounting Standards Codification (ASC) Topic 606. ASU 2014-09 provides new guidance related to how an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, ASU 2014-09 specifies new accounting for costs associated with obtaining or fulfilling contracts with customers and expands the required disclosures related to revenue and cash flows from contracts with customers. This new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption, with early application not permitted. The Company is currently determining its implementation approach and assessing the impact on its consolidated financial statements and related disclosures.

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

The Company has evaluated recent accounting pronouncements through ASU 2014-18 and believes that none, other than those described above, will have a material effect on the Company’s consolidated financial statements. The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

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

A summary of the financial assets and liabilities that are measured at fair value on a recurring basis at December 28, 2014 and December 29, 2013 are as follows:

	December 28, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$27,940	$27,940	$—	$—
Contingent consideration	(1,989)	—	—	(1,989)
Derivative liability	(502)	—	(502)	—

Total, net	$25,449	$27,940	$(502)	$(1,989)

	December 29, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$56,784	$56,784	$—	$—
Contingent consideration	(12,956)	—	—	(12,956)
Derivative asset	238	—	238	—

Total, net	$44,066	$56,784	$238	$(12,956)

As of December 28, 2014 and December 29, 2013, the Company had derivative liabilities with fair values of $0.5 million and derivative assets with fair values of $0.2 million, respectively, with recurring Level 2 fair value measurements. The derivatives are foreign exchange forward contracts and their fair values are based on pricing for similar recently executed transactions. The amount of foreign currency gain (loss) recognized for the year ended December 28, 2014 and December 29, 2013 related to these derivatives was approximately $(2.7) million and $0.4 million, respectively.

Included in Level 3 fair value measurements as of December 28, 2014 is a $0.5 million contingent consideration liability related to potential earnout payments for the acquisition of OrthoHelix that was completed in October 2012, a $1.4 million contingent consideration liability related to earn-out payments for distributor acquisitions in the United States that occurred throughout 2013 and a $0.1 million contingent consideration liability related to potential earnout payments related to the acquisition of a distributor in Australia. Contingent consideration liabilities are carried at fair value and included in contingent consideration—current on the consolidated balance sheet. The contingent consideration liabilities were determined based on discounted cash flow analyses that included revenue estimates and a discount rate, which are considered significant unobservable inputs as of December 28, 2014. The revenue estimates were based on current management expectations for these businesses and the discount rate used was between 8-11% and was based on the Company’s estimated weighted average cost of capital for each transaction. To the extent that these assumptions were to change, the fair value of the contingent consideration liabilities could change significantly. Included in interest expense on the consolidated statements of operations for the twelve months ended December 28, 2014 and December 29, 2013 is $0.3 million and $1.1 million, respectively, related to the accretion of the contingent consideration. There were no transfers between levels during the year ended December 28, 2014.

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

A rollforward of the level 3 contingent liability for the year ended December 28, 2014 is as follows (in thousands):

Contingent consideration liability at December 29, 2013	$12,956

Additions	1,670
Fair value adjustments	(5,978)
Settlements	(6,944)
Interest accretion	292
Foreign currency translation	(7)

Contingent consideration at December 28, 2014	$1,989

The Company also has assets and liabilities that are measured at fair value on a non-recurring basis. The Company reviews the carrying amount of its long-lived assets other than goodwill for potential impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable. During the year ended December 30, 2012, the Company recognized an intangible impairment of $4.7 million. The impairment was determined using a discounted cash flow analysis. Key inputs into the analysis included estimated future revenues and expenses and a discount rate. The discount rate of 8% was based on the Company’s weighted average cost of capital. These inputs are considered to be significant unobservable inputs and are considered Level 3 fair value measurements. No intangible impairments were recorded for the years ended December 28, 2014 and December 29, 2013.

During the year ended December 30, 2012, the Company initiated and completed a facilities consolidation initiative that included the closure and consolidation of certain facilities in France, Ireland and the United States. The Company recorded lease termination costs related to the facilities consolidation initiative. The termination costs were determined using a discounted cash flow analysis that included a discount rate assumption, which is based on the credit adjusted risk free interest rate input, and an assumption related to the timing and amount of sublease income. The timing of the sublease income is a significant unobservable input and thus is considered a Level 3 fair value measurement. As of December 28, 2014 and December 29, 2013, the value of this liability was approximately $0.2 million and $0.4 million, respectively.

As of December 28, 2014 and December 29, 2013, the Company had short-term and long-term debt of $75.5 million and $69.1 million, respectively, the vast majority of which was variable rate debt. The fair value of the Company’s debt obligations approximates carrying value as a result of its variable rate term and would be considered a Level 2 measurement.

4.	Business Combinations

On October 4, 2012, the Company completed the acquisition of 100% of the outstanding common stock of OrthoHelix Surgical Designs, Inc. (OrthoHelix) which further expanded the Company’s lower extremity joints and trauma product portfolio. Under the terms of the agreement, the Company acquired the assets and assumed certain liabilities of OrthoHelix for an aggregate purchase price of $152.6 million, including $100.4 million in cash, the equivalent of $38.0 million in Tornier ordinary shares based on the closing share price on the date of acquisition, and $14.2 million related to the fair value of additional contingent consideration of up to $20.0 million. The contingent consideration is payable in future periods based on growth of the lower extremity joints and trauma revenue category.

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

Of the $3.5 million in in-process research and development, all four projects have been completed and are included in developed technology as of December 28, 2014.

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

Pro forma results of operations (unaudited and in thousands except per share data) of the Company for the year ended December 30, 2012, as if the acquisition had occurred on January 2, 2012, are as follows:

Year Ended December 30, 2012
Revenue	$298,051
Net loss	(31,390)
Basic and diluted net loss per share	$(0.75)

The pro forma results of operations are not necessarily indicative of future operating results. Included in the consolidated statement of operations for the year ended December 30, 2012 are approximately $8.0 million of revenue and $1.8 million of net loss related to the operations of OrthoHelix subsequent to the transaction closing.

5.	Property, Plant and Equipment

Property, plant and equipment balances are as follows (in thousands):

	December 28, 2014	December 29, 2013
Land	$1,481	$1,886
Building and improvements	12,828	14,255
Machinery and equipment	30,892	31,192
Furniture, fixtures and office equipment	27,649	29,371
Software	4,672	5,511
Construction in progress	10,663	5,628

	88,185	87,843
Accumulated depreciation	(43,523)	(44,349)

Property, plant and equipment, net	$44,662	$43,494

Depreciation expense recorded on property, plant and equipment was $6.9 million $6.8 million and $6.1 million during the years ended December 28, 2014, December 29, 2013 and December 30, 2012, respectively.

The Company did not record fixed asset impairments for the year ended December 28, 2014. For the year ended December 29, 2013, the Company recognized $0.1 million of fixed asset impairments related to the OrthoHelix integration. As a result of the facilities consolidation initiative in 2012, the Company recorded several fixed asset impairments during 2012 related to the Company’s facilities in St. Ismier, France, Dunmanway, Ireland, and Stafford, Texas in the aggregate amount of $0.9 million for year ended December 30, 2012. These impairments were recorded in special charges, a component of operating expenses, in the consolidated statements of operations. See Note 17 for further description of the facilities consolidation initiative.

Included in construction in progress for the years ended December 28, 2014 and December 29, 2013 is $10.7 million and $5.6 million, respectively, of software development costs, primarily related to the Company’s development of an enterprise resource planning system.

6.	Goodwill and Other Intangible Assets

The following table summarizes the changes in the carrying amount of goodwill for the years ended December 28, 2014 and December 29, 2013 (in thousands):

Balance at December 30, 2012	$239,804

Goodwill acquired in acquisitions	8,239
Foreign currency translation	3,497

Balance at December 29, 2013	$251,540
Goodwill acquired in acquisitions	2,467
Foreign currency translation	(9,225)

Balance at December 28, 2014	$244,782

The goodwill balance at December 28, 2014 contains $16.7 million of goodwill that qualifies for future tax deductions.

The components of identifiable intangible assets are as follows (in thousands):

	Gross Value	Accumulated Amortization	Net Value
Balances at December 28, 2014
Intangible assets subject to amortization:
Developed technology	$108,868	$(51,107)	$57,761
Customer relationships	56,008	(31,656)	24,352
Licenses	6,827	(5,145)	1,682
Other	6,958	(4,410)	2,548
Intangible assets not subject to amortization:
Tradename	8,777	—	8,777

Total	$187,438	$(92,318)	$95,120

	Gross Value	Accumulated Amortization	Net Value
Balances at December 29, 2013
Intangible assets subject to amortization:
Developed technology	$112,782	$(44,161)	$68,621
Customer relationships	61,783	(30,155)	31,628
Licenses	6,810	(4,004)	2,806
In-process research and development	400	—	400
Other	6,624	(2,431)	4,193
Intangible assets not subject to amortization:
Tradename	9,960	—	9,960

Total	$198,359	$(80,751)	$117,608

During the year ended December 28, 2014, the Company acquired intangible assets in the form of non-compete agreements and goodwill in the amounts of $0.2 million and $2.5 million, respectively, related to the acquisition of certain U.S. distributors and independent sales agencies.

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

No impairment charges were recognized for the year ended December 28, 2014. For the year ended December 29, 2013, the Company recognized an impairment charge of $0.1 million related to license intangibles that are no longer being used. For the year ended December 30, 2012, the Company recognized an impairment charge of $4.7 million related to intangibles where the carrying value was greater than the fair value of the intangibles due to a reduction in forecasted revenue from the products that related to the intangible as a result of acquiring similar products as part of the OrthoHelix acquisition.

All finite-lived intangible assets have been assigned an estimated useful life and are amortized on a straight-line basis over the number of years that approximates the assets’ respective useful lives (ranging from one to twenty years). Included in other intangibles are non-compete agreements and patents. The weighted-average amortization periods, by major intangible asset class, are as follows:

Weighted-Average Amortization Period (In Years)
Developed technology	12
Customer relationships	13
Licenses	5
Other	3

Total	12

Total amortization expense for finite-lived intangible assets was $17.1 million, $15.9 million and $11.6 million during the years ended December 28, 2014, December 29, 2013 and December 30, 2012, respectively. Amortization expense is recorded as amortization of intangible assets in the consolidated statements of operations. Estimated annual amortization expense for fiscal years ending 2015 through 2019 is as follows (in thousands):

Amortization Expense
2015	$16,631
2016	14,301
2017	13,304
2018	12,480
2019	11,149

7.	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 28, 2014	December 29, 2013
Accrued payroll and related expenses	$25,330	$21,499
Accrued royalties	9,292	9,169
Accrued sales and use tax	7,323	4,727
Accrued agent commissions	4,219	4,554
Other accrued liabilities	12,945	10,765

	$59,109	$50,714

8.	Long-Term Debt

A summary of long-term debt is as follows (in thousands):

	December 28, 2014	December 29, 2013
Lines of credit and overdraft arrangements	$6,000	$—
Mortgages	3,553	4,993
Bank term debt	63,743	61,769
Shareholder debt	2,203	2,319

Total debt	75,499	69,081
Less current portion	(7,394)	(1,438)

Long-term debt	$68,105	$67,643

Aggregate maturities of debt for the next five years are as follows (in thousands):

2015	$7,394
2016	1,575
2017	62,424
2018	850
2019	382
Thereafter	2,874

Lines of Credit

On October 4, 2012, the Company, and one of its U.S. operating subsidiaries, Tornier, Inc. (Tornier USA), entered into a credit agreement with Bank of America, N.A., as Administrative Agent, SG Americas Securities, LLC, as Syndication Agent, BMO Capital Markets and JPMorgan Chase Bank, N.A., as Co-Documentation Agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated and SG Americas Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners, and the other lenders party thereto. The credit facility included a senior secured revolving credit facility to Tornier USA denominated at the election of Tornier USA, in U.S. dollars, Euros, pounds, sterling and yen in an aggregate principal amount of up to the U.S. dollar equivalent of $30.0 million. Funds available under the revolving credit facility may be used for general corporate purposes. Loans under the revolving credit facility bear interest at (a) the alternate base rate (if denominated in U.S. dollars), equal to the greatest of (i) the prime rate in effect on such day, (ii) the federal funds rate in effect on such day plus 1/2 of 1%, and (iii) the adjusted LIBO rate plus 1%, plus in the case of each of (i)-(iii) above, an applicable rate of 2.00% or 2.25% (depending on the Company’s total net leverage ratio as defined in its credit agreement), or (b) in the case of a eurocurrency loan (as defined in the credit agreement), at the applicable adjusted LIBO rate for the relevant interest period plus an applicable rate of 3.00% or 3.25% (depending on the Company’s total net leverage ratio), plus the mandatory cost (as defined in the credit agreement) if such loan is made in a currency other than U.S. dollars or from a lending office in the United Kingdom or a participating member state (as defined in the credit agreement). Additionally, the Company is subject to a 0.5% interest rate related to the unfunded balance on the line of credit. As of December 28, 2014, the outstanding balance related to this line of credit was $6.0 million. There was no outstanding balance as of December 29, 2013. The term of the line of credit ends in October 2017.

The Company’s European subsidiaries had established unsecured bank overdraft arrangements prior to 2012. This debt was paid off in 2012 and the Company recorded a loss on extinguishment of debt of $0.6 million related to prepayment fees and penalties.

Mortgages

The Company has mortgages secured by an office building in Montbonnot, France. These mortgages had an outstanding balance of $3.6 million and $5.0 million at December 28, 2014 and December 29, 2013, respectively, and bear fixed annual interest rates of 2.55%-4.9%.

Bank Term Debt

In addition to the senior secured revolving credit facility discussed above, the credit agreement entered into on October 4, 2012 also provided for an aggregate credit commitment to Tornier USA of $115.0 million, consisting of: (1) a senior secured term loan facility to Tornier USA denominated in dollars in an aggregate principal amount of up to $75.0 million; and (2) a senior secured term loan facility to Tornier USA denominated in Euros in an aggregate principal amount of up to the U.S. dollar equivalent of $40.0 million. The borrowings under the term loan facilities were used to pay the cash consideration for the OrthoHelix acquisition, and fees, costs and expenses incurred in connection with the acquisition and the credit agreement and to repay prior existing indebtedness of the Company and its subsidiaries. The term loans mature in October 2017. In the second quarter of 2013, the $40.0 million senior secured term loan facility denominated in Euros was repaid in full. As part of the repayment, the Company recorded a $1.1 million loss on extinguishment of debt related to the write-off of the corresponding deferred financing costs. Additionally, in June 2013, the Company repaid $10.5 million of the senior secured U.S. dollar denominated loan. Amounts recorded in interest expense related to the amortization of the debt discount were approximately $0.8 million for the year ended December 28, 2014.

Borrowings under these facilities within the credit agreement as of December 28, 2014 and December 29, 2013 were as follows:

	December 28, 2014	December 29, 2013
Senior secured U.S. dollar term loan	$64,031	$64,031
Senior secured Euro term loan	—	—
Debt discount	(2,315)	(3,157)

Total	$61,716	$60,874

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

The credit agreement, including the term loan and the revolving line of credit, contains covenants, including financial covenants which require the Company to maintain minimum interest coverage, annual capital expenditure limits and maximum total net leverage ratios, and customary events of default. The obligations under the credit agreement are guaranteed by the Company, Tornier USA and certain other specified subsidiaries of the Company, and subject to certain exceptions, are secured by a first priority security interest in substantially all of the assets of the Company and certain specified existing and future subsidiaries of the Company. Additionally, the credit agreement includes a restriction on the Company’s ability to pay dividends. The Company was in compliance with all covenants as of December 28, 2014.

Also included in bank term debt is $0.4 million in a Euro loan and $1.6 million and $0.9 million related to capital leases at December 28, 2014 and December 29, 2013, respectively. See Note 14 for further details.

Shareholder Debt

In 2008, one of the Company’s 51%-owned and consolidated subsidiaries borrowed $2.2 million from a member of the Company’s board of directors who is also a 49% owner of the consolidated subsidiary. This loan was used to partially fund the purchase of real estate in Grenoble, France, to be used as a manufacturing facility. Interest on the debt is variable based on three-month Euro Libor rate plus 0.5% and has no stated term. The outstanding balance on this debt was $2.2 million and $2.3 million as of December 28, 2014 and December 29, 2013, respectively. The non-controlling interest in this subsidiary is deemed immaterial to the consolidated financial statements.

9.	Retirement and Postretirement Benefit Plans

The Company’s French subsidiary is required by French government regulations to offer a plan to its employees that provides certain lump-sum retirement benefits. This plan qualifies as a defined benefit retirement plan. The French regulations do not require funding of this liability in advance and as a result there are no plan assets associated with this defined benefit plan. The Company has an unfunded liability of $4.0 million and $2.8 million recorded at December 28, 2014 and December 29, 2013, respectively, for future obligations under the plan that is included in other noncurrent liabilities on the consolidated balance sheet. The government mandated discount rate decreased from 3.0% as of December 29, 2013 to 1.7% at December 28, 2014, which resulted in a $1.4 million unrealized loss recorded as a component of other comprehensive loss for the year ended December 28, 2014. For the year ended December 29, 2013, the discount rate increased from 2.8% to 3.0%, which resulted in a $0.1 million unrealized gain which was recorded as a component of other comprehensive loss. The related periodic benefit expense was immaterial in all periods presented.

10.	Derivative Instruments

The Company’s operations outside the United States are significant. As a result, the Company has foreign exchange exposure on transactions denominated in currencies that are different than the functional currency in certain legal entities. Starting in 2012, the Company began entering into forward contracts to manage its exposure to foreign currency transaction gains (losses). As it relates to one of the Company’s U.S. operating entities, Tornier Inc., the Company has entered into forward contracts to manage the foreign currency exposures to the Euro. As it relates to the Company’s French operating entity, Tornier SAS, the Company has entered into forward contracts to manage the foreign currency exposure to the Australian Dollar, British Pound, Canadian Dollar, Japanese Yen, and Swiss Franc. Forward contracts are recorded on the consolidated balance sheet at fair value. At December 28, 2014, the Company had foreign currency forward contracts outstanding with a fair value of $(0.5) million recorded within accrued liabilities on the consolidated balance sheet. These contracts are accounted for as economic hedges and accordingly, changes in fair value are recognized in foreign currency transaction gain (loss). The net gain (loss) on foreign exchange forward contracts is recognized in foreign currency transaction gain (loss). For the years ended December 28, 2014 and December 29, 2013, the Company recognized losses of $2.7 million and gains of $0.4 million, respectively related to these forward currency contracts.

11.	Income Taxes

The components of earnings (loss) before taxes for the years ended December 28, 2014, December 29, 2013 and December 30, 2012, consist of the following (in thousands):

	December 28, 2014	December 29, 2013	January 1, 2012
United States loss	$(32,694)	$(33,204)	$(19,858)
Rest of the world earnings	4,813	(873)	(12,821)

Loss before taxes	$(27,881)	$(34,077)	$(32,679)

The income tax benefit (provision) for the years ended December 28, 2014, December 29, 2013 and December 30, 2012, consists of the following (in thousands):

	December 28, 2014	December 29, 2013	December 30, 2012
Current (provision) benefit:
United States	$550	$(94)	$(150)
Rest of the world	(4,604)	(3,513)	(2,523)
Deferred (provision) benefit	2,464	1,258	13,608

Total income tax (provision) benefit	$(1,590)	$(2,349)	$10,935

A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate for the years ended December 28, 2014, December 29, 2013 and December 30, 2012, is as follows:

	December 28, 2014	December 29, 2013	December 30, 2012
Income tax provision at U.S. statutory rate	34.0%	34.0%	34.0%
Release of valuation allowance	0.5	3.3	32.8
Change in valuation allowance	(57.2)	(38.6)	(33.4)
Tax benefit from disregarded entity	—	1.8	1.7
State and local taxes	3.4	(4.7)	2.6
Tax deductible IPO costs	2.7	2.0	1.7
Other foreign taxes	(4.1)	(3.5)	(3.5)
Contingent consideration adjustment to market value	6.5	4.1	—
Deferred Balance Adjustments	1.2	—	—
Stock option cancellation	—	(8.1)	—
Impact of foreign income tax rates	4.6	2.1	(2.5)
Non-deductible expenses	(0.9)	(1.1)	(1.8)
Other	3.6	1.8	1.9

Total	(5.7)%	(6.9)%	33.5%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has established valuation allowances for deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit.

The components of deferred taxes for the years ended December 28, 2014 and December 29, 2013, consist of the following (in thousands):

	December 28, 2014	December 29, 2013
Deferred tax assets:
Net operating loss and tax credit carryforwards	$48,429	$41,456
Inventory	9,732	7,294
Exchange rate changes	(162)	102
Stock options	8,238	7,082
Accruals and other provisions	7,632	6,161

Total deferred tax assets	73,869	62,095
Less: valuation allowance	(54,729)	(40,441)

Total deferred tax assets after valuation allowance	19,140	21,654
Deferred tax liabilities:
Intangible assets	(28,029)	(33,553)
Depreciation	(2,673)	(3,342)

Total deferred tax liabilities	(30,702)	(36,895)

Total net deferred tax liabilities	$(11,562)	$(15,241)

The Company had $54.7 million, $40.4 million and $30.0 million of valuation allowance recorded at December 28, 2014, December 29, 2013 and December 30, 2012, respectively. If any amounts of valuation allowance reverse, the reversals would be recognized in the income tax provision in the period of reversal. The Company recognized income tax expense from valuation allowance increases of $14.3 million (an increase in the valuation allowance of $14.4 million netted against a $0.1 million reversal of valuation allowance from the OrthoHelix acquisition), $10.4 million (an increase in the valuation allowance of $11.5 million netted against a $1.1 million reversal of valuation allowance from the OrthoHelix acquisition) and $0.2 million (an increase in the valuation allowance of $10.9 million netted against a $10.7 million reversal of valuation allowance from the OrthoHelix acquisition) during the years ended December 28, 2014, December 29, 2013 and December 30, 2012, respectively.

Net operating loss carryforwards totaling approximately $141.0 million at December 28, 2014, of which $93.8 million relates to the United States and $47.2 million relates to jurisdictions outside the United States, are available to reduce future taxable earnings of the Company’s consolidated U.S. subsidiaries and certain European subsidiaries, respectively. These net operating loss carryforwards include $4.1 million with no expiration date; the remaining carryforwards have expiration dates between 2015 and 2034.

The Company has recorded a long-term income tax liability of approximately $2.3 million and $3.1 million at December 28, 2014 and December 29, 2013, respectively, related to uncertain tax positions from unclosed tax years in certain of its subsidiaries. These amounts represent the Company’s best estimate of the potential additional tax liability related to these uncertain positions. To the extent that the results of any future tax audits differ from the Company’s estimate, the impact of these differences will be reported as adjustments to income tax expense.

The total amount of net unrecognized tax benefits that, if recognized, would affect the tax rate was $5.3 million at December 28, 2014. The Company files income tax returns in the U.S. federal jurisdiction and in various U.S. state and foreign jurisdictions. The Company is currently under examination by Ireland tax authorities. If any examinations were finalized the Company would not expect the results of these examinations to have a material impact on its consolidated financial statements in future years.

A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits is as follows (in thousands):

Gross unrecognized tax benefits at December 30, 2012	$7,909

Increase for tax positions in prior years	58
Decrease for tax positions in prior years	—
Lapse of statute of limitations	(2,094)
Increase for tax positions in current year	307
Foreign currency translation	236

Gross unrecognized tax benefits at December 29, 2013	$6,416

Increase for tax positions in prior years	33
Decrease for tax positions in prior years	—
Lapse of statute of limitations	(977)
Increase for tax positions in current year	492
Foreign currency translation	(625)

Gross unrecognized tax benefits at December 28, 2014	$5,339

12.	Capital Stock and Earnings Per Share

The Company had 49.0 million and 48.5 million ordinary shares issued and outstanding as of December 28, 2014 and December 29, 2013, respectively.

The Company had outstanding options to purchase 2.6 million, 2.6 million and 3.8 million ordinary shares at December 28, 2014, December 29, 2013 and December 30, 2012, respectively. The Company also had 0.6 million, 0.6 million and 0.4 million restricted stock units outstanding at December 28, 2014, December 29, 2013 and December 30, 2012, respectively. Outstanding options to purchase ordinary shares and restricted stock units representing an aggregate of 3.1 million, 3.2 million and 4.2 million shares are not included in diluted earnings per share for the years ended December 28, 2014, December 29, 2013 and December 30, 2012, respectively, because the Company recorded a net loss in all periods and, therefore, including these instruments would be anti-dilutive.

In 2013, the Company completed an underwritten public offering for the issuance of 5,175,000 ordinary shares that resulted in net proceeds to the Company of $78.7 million.

13.	Segment and Geographic Data

The Company manages its business in one reportable segment, orthopaedic products, which includes the design, manufacture, marketing and sales of joint replacement products and other related products. The Company’s geographic regions consist of the United States, France and other international areas. Long-lived assets are those assets located in each region. Revenues attributed to each region are based on the location in which the products were sold.

Revenue by geographic region is as follows (in thousands):

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012
Revenue by geographic region:
United States	$199,286	$182,104	$156,750
France	64,082	58,173	52,737
Other international	81,585	70,682	68,033

Total	$344,953	$310,959	$277,520

Revenue by product category is as follows (in thousands):

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012
Revenue by product type:
Upper extremity joints and trauma	$213,320	$184,457	$175,242
Lower extremity joints and trauma	59,249	58,747	34,109
Sports medicine and biologics	14,174	14,752	15,526

Total extremities	286,743	257,956	224,877
Large joints and other	58,210	53,003	52,643

Total	$344,953	$310,959	$277,520

Long-lived tangible assets, including instruments and property, plant and equipment are as follows (in thousands):

	December 28, 2014	December 29, 2013	December 30, 2012
Long-lived tangible assets:
United States	$42,312	$40,032	$31,342
France	44,503	45,909	39,764
Other international	20,735	20,608	17,439

Total	$107,550	$106,549	$88,545

14.	Leases

Future minimum rental commitments under non-cancelable operating leases in effect as of December 28, 2014 are as follows (in thousands):

2015	$5,761
2016	4,662
2017	4,109
2018	3,531
2019	2,246
Thereafter	5,824

Total	$26,133

The Company’s operating leases have maturity dates between 2015 and 2024 and relate to assets such as property, automobiles and office equipment. Total rent expense for the years ended December 28, 2014, December 29, 2013 and December 30, 2012 was $6.1 million, $5.8 million and $4.8 million, respectively.

Future lease payments under capital leases are as follows (in thousands):

2015	$491
2016	367
2017	331
2018	277
2019	144

Total minimum lease payments	1,610
Less amount representing interest	(13)

Present value of minimum lease payments	1,597
Current portion	(428)

Long-term portion	$1,169

Fixed assets that are recorded as capital lease assets primarily consist of machinery and equipment, and had a carrying value of $1.9 million ($2.4 million gross value, less $0.5 million accumulated depreciation), $1.7 million ($2.5 million gross value, less $0.8 million accumulated depreciation) at December 28, 2014 and December 29, 2013, respectively. Amortization of capital lease assets is included in depreciation expense in the consolidated financial statements.

15.	Certain Relationships and Related-Party Transactions

The Company leases all of its approximately 55,000 square feet of manufacturing facilities and approximately 52,000 square feet of office space located in Montbonnot, France, from Alain Tornier (Mr. Tornier), who is a current shareholder and member of the Company’s board of directors. Annual lease payments to Mr. Tornier amounted to $1.2 million, $1.1 million and $1.6 million during the years ended December 28, 2014, December 29, 2013 and December 30, 2012, respectively.

On July 29, 2008, the Company formed a real estate holding company (SCI Calyx) together with Mr. Tornier. SCI Calyx is owned 51% by the Company and 49% by Mr. Tornier. SCI Calyx was initially capitalized by a contribution of capital of €10,000 funded 51% by the Company and 49% by Mr. Tornier. SCI Calyx then acquired a combined manufacturing and office facility in Montbonnot, France, for approximately $6.1 million. The manufacturing and office facility acquired was to be used to support the manufacture of certain of the Company’s current products and house certain operations already located in Montbonnot, France. This real estate purchase was funded through mortgage borrowings of $4.1 million and $2.0 million cash borrowed from the two current shareholders of SCI Calyx. The $2.0 million cash borrowed from the SCI Calyx shareholders originally consisted of a $1.0 million note due to Mr. Tornier and a $1.0 million note due to Tornier SAS, which is the Company’s wholly owned French operating subsidiary. Both of the notes issued by SCI Calyx bear annual interest at the three-month Euro Libor rate plus 0.5% and have no stated term. During 2010, SCI Calyx borrowed approximately $1.4 million from Mr. Tornier in order to fund on-going leasehold improvements necessary to prepare the Montbonnot facility for its intended use. This cash was borrowed under the same terms as the original notes. On September 3, 2008, Tornier SAS, the Company’s French operating subsidiary, entered into a lease agreement with SCI Calyx relating to these facilities. The agreement, which terminates in 2018, provides for an annual rent payment of €440,000, which has subsequently been increased and is currently €959,712 annually. As of December 28, 2014, future minimum payments under this lease were €4.6 million in the aggregate. As of December 28, 2014, SCI Calyx had related-party debt outstanding to Mr. Tornier of $2.2 million. The SCI Calyx entity is consolidated by the Company, and the related real estate and liabilities are included in the consolidated balance sheets.

Since 2006, Tornier SAS has entered into various lease agreements with entities affiliated with Mr. Tornier or members of his family. On December 29, 2007, Tornier SAS entered into a lease agreement with Mr. Tornier and his spouse, relating to the Company’s museum in Saint Villa, France. The agreement provides for a term through May 30, 2015 and an initial annual rent payment of €28,500, which was subsequently decreased to €14,602. On December 29, 2007, Tornier SAS entered into a lease agreement with Animus SCI, relating to the Company’s facilities in Montbonnot Saint Martin, France. On August 18, 2012, the parties amended the lease agreement to extend the term until May 31, 2022 and reduce the annual rent. The amended agreement provides for an initial annual rent payment of €279,506, which was subsequently increased to €293,034. Animus SCI is wholly owned by Mr. Tornier. On February 6, 2008, Tornier SAS entered into a lease agreement with Balux SCI, effective as of May 22, 2006, relating to the Company’s facilities in Montbonnot Saint Martin, France. On August 18, 2012, the parties amended the lease agreement to extend the term until May 31, 2022 and reduce the annual rent. The amended agreement provides for an initial annual rent payment of €252,254, which was subsequently increased to €560,756. Balux SCI is wholly owned by Mr. Tornier and his sister, Colette Tornier. As of December 28, 2014, future minimum payments under all of these agreements were €8.1 million in the aggregate.

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

The Company recognizes share-based compensation expense for these awards on a straight-line basis over the vesting period. Share-based compensation expense is included in cost of goods sold, selling, general and administrative, and research and development expenses on the consolidated statements of operations.

Below is a summary of the allocation of share-based compensation (in thousands):

	Year ended
	December 28, 2014	December 29, 2013	December 30, 2012
Cost of goods sold	$691	$658	$864
Selling, general and administrative	8,231	6,955	5,477
Research and development	779	687	489

Total	$9,701	$8,300	$6,830

The Company recognizes the fair value of share-based awards granted in exchange for employee services as a cost of those services. Total compensation cost included in the consolidated statements of operations for employee share-based payment arrangements was $9.4 million, $8.0 million and $6.5 million during the years ended December 28, 2014, December 29, 2013 and December 30, 2012, respectively. The increase in share-based compensation in 2013 was due to a change in the estimated forfeiture rate applied to unvested awards that resulted in $1.6 million of additional expense. The increase in 2014 related to the accelerated vesting of certain performance based restricted grants. The amount of expense related to non-employee options was $0.2 million, $0.3 million and $0.3 million for the years ended December 28, 2014, December 29, 2013 and December 30, 2012, respectively. Additionally, $0.4 million and $0.4 million of these share-based compensation costs were included in inventory as a capitalized cost as of December 28, 2014 and December 29, 2013, respectively.

Stock Option Awards

The Company estimates the fair value of stock options using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of estimates, including the expected life of stock options, expected stock price volatility, the risk-free interest rate and the expected dividend yield. The Company calculates the expected life of stock options using the Securities and Exchange Commission’s allowed short-cut method due to the relatively recent initial public offering and a lack of historical data. The expected stock price volatility assumption was estimated based upon historical volatility of the common stock of a group of the Company’s peers that are publicly traded. The risk-free interest rate was determined using U.S. Treasury rates with terms consistent with the expected life of the stock options. Expected dividend yield is not considered, as the Company has never paid dividends and currently has no plans of doing so during the term of the options. The Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data when available to estimate pre-vesting option forfeitures, and records share-based compensation expense only for those awards that are expected to vest. The weighted-average fair value of the Company’s options granted to employees was $9.83, $8.95, and $8.55 per share, in 2014, 2013 and 2012, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions:

	Years ended
	December 28, 2014	December 29, 2013	December 30, 2012
Risk-free interest rate	1.9%	1.7%	0.9%
Expected life in years	6.1	6.1	6.1
Expected volatility	45.1%	46.6%	48.1%
Expected dividend yield	0.0%	0.0%	0.0%

As of December 28, 2014, the Company had $8.2 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted to employees under the 2010 Plan and the Company’s prior stock option plan. That cost is expected to be recognized over a weighted-average service period of 1.4 years. Shares reserved for future compensation grants were 1.6 million and 2.5 million at December 28, 2014 and December 29, 2013, respectively. Per share exercise prices for options outstanding at December 28, 2014 and December 29, 2013, ranged from $13.39 to $27.31.

A summary of the Company’s employee stock option activity is as follows:

	Ordinary Shares (In Thousands)	Weighted-Average Per Share Exercise Price	Weighted-Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (in Millions)
Outstanding at January 1, 2012	3,896	18.32	6.9	(3.8)

Granted	626	18.45
Exercised	(426)	16.56		(0.9)
Forfeited or expired	(314)	22.33

Outstanding at December 30, 2012	3,782	18.23	6.4	(7.3)

Granted	643	19.32
Exercised	(1,454)	14.38		(2.0)
Forfeited or expired	(543)	22.51

Outstanding at December 29, 2013	2,428	19.89	7.5	(3.9)

Granted	522	21.58
Exercised	(197)	16.16		(1.2)
Forfeited or expired	(216)	21.19

Outstanding at December 28, 2014	2,537	22.48	7.3	12.7

Exercisable at period end	1,408	20.57	6.0	7.0

The Company did not grant options to purchase ordinary shares to non-employees in the years ended December 28, 2014, December 29, 2013 and December 30, 2012. As of December 28, 2014, 103,208 non-

employee options were exercisable, while 40,453 non-employee options were exercised in 2014 and 1,750 were forfeited. These options have vesting periods of either two or four years and expire 10 years after the grant date. The measurement date for options granted to non-employees is often after the grant date, which often requires updates to the estimate of fair value until the services are performed.

Total stock option-related compensation expense recognized in the consolidated statements of operations, including employees and non-employees, was approximately $4.5 million, $5.3 million and $5.0 million for the years ended December 28, 2014, December 29, 2013 and December 30, 2012, respectively.

Restricted Stock Units Awards

The Company began to grant RSUs in 2011 under the 2010 Plan. Vesting of these awards typically occurs over a four-year period and the grant date fair value of the awards is recognized as expense over the vesting period.

In addition, the Company granted 100,000 performance-accelerated restricted stock units (PARS). The PARS are subject to a graded service-based vesting schedule of 50% vesting after two years, 25% after the third year and 25% after the fourth year, all of which can be accelerated upon the achievement of certain share price targets of the Company’s ordinary shares. PARS are expensed on a straight-line basis over the shorter of the explicit service period related to the service condition or the implicit service period related to the performance condition, based on the probability of meeting the conditions. The grant date weighted-average fair value and related calculated vesting period of the PARS was $19.24 per share and 3.4 years, respectively.

Total compensation expense recognized in the consolidated statements of operations related to RSUs and PARS was $5.2 million, $3.0 million and $1.8 million for the years ended December 28, 2014, December 29, 2013 and December 30, 2012, respectively. The fair value of RSUs vested was $4.7 million, $1.6 million and $1.1 million for the years ended December 28, 2014, December 29, 2013 and December 30, 2012, respectively.

A summary of the Company’s activity related to RSUs is as follows:

	Shares (In Thousands)	Weighted-Average Grant Date Fair Value Per Share
Outstanding at January 1, 2012	207	25.10
Granted	305	18.51
Vested	(55)	20.21
Cancelled	(35)	24.01

Outstanding at December 30, 2012	422	20.57
Granted	323	19.25
Vested	(97)	16.40
Cancelled	(75)	22.03

Outstanding at December 29, 2013	573	19.54
Granted	364	20.87
Vested	(240)	19.77
Cancelled	(60)	19.18

Outstanding at December 28, 2014	637	20.23

17.	Special Charges

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

	Year ended
	December 28, 2014	December 29, 2013	December 30, 2012
Facilities consolidation charges	$—	$—	$6,357
Acquisition, integration and distributor transition costs	2,996	7,143	4,920
Proposed merger-related charges	4,819	—	—
OrthoHelix restructuring charges	1,727	521	—
Reduction in contingent consideration liability	(5,388)	(5,140)	—
Legal settlements	—	1,214	—
Italy bad debt expense	—	—	2,001
Management exit costs	—	—	1,229
Intangible asset impairments	—	—	4,737
Other	325	—	—

Total	$4,479	$3,738	$19,244

Included in special charges for the year ended December 28, 2014 were $3.0 million of expenses related to acquisition and integration activities of OrthoHelix and certain U.S. distributor transitions; $4.8 million of merger related expenses related to the proposed merger with Wright Medical Group Inc.; $1.7 million of OrthoHelix restructuring costs and $5.4 million in gains related to the reversal of a contingent consideration liability for OrthoHelix due to updated revenue estimates.

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

OrthoHelix Restructuring Initiative

In December 2013, as part of the on-going integration of OrthoHelix, the Company announced the move and consolidation of various business operations from Medina, Ohio to Bloomington, Minnesota including customer service, quality, supply chain and finance functions. Charges incurred in connection with the initiative during the year ended December 28, 2014 were $0.7 million related to termination benefits including severance and retention and $1.0 million related to moving, professional fees, and other initiative related expenses, all of which were recorded in special charges in the consolidated statement of operations. The total charges related to the initiative were substantially recorded and paid in 2014.

Included in accrued liabilities on the consolidated balance sheet as of December 28, 2014 is an accrual related to the OrthoHelix restructuring initiative. Activity in the restructuring accrual is presented in the following table (in thousands):

OrthoHelix restructuring accrual balance as of December 30, 2012	$—

Charges:
Employee termination benefits	381
Moving, professional fees and other initiative-related expenses	—

Total charges	381
Payments:
Employee termination benefits	—
Moving, professional fees and other initiative-related expenses	—

Total payments	—

OrthoHelix restructuring initiative accrual balance as of December 29, 2013	$381
Charges:
Employee termination benefits	688
Moving, professional fees and other initiative-related expenses	1,039

Total charges	1,727
Payments:
Employee termination benefits	(945)
Moving, professional fees and other initiative-related expenses	(1,037)

Total payments	(1,982)

OrthoHelix restructuring initiative accrual balance as of December 28, 2014	$126

Facilities Consolidation Initiative

On April 13, 2012, the Company announced a facilities consolidation initiative, stating that it planned to consolidate several of its facilities to drive operational productivity. Under the initiative, the Company consolidated its Dunmanway, Ireland manufacturing facility into its Macroom, Ireland manufacturing facility in the second quarter of 2012 and, in the third quarter of 2012, the Company consolidated its St. Ismier, France manufacturing facility into its Montbonnot, France manufacturing facility. In addition, the Company leased a new facility in Bloomington, Minnesota to use as its U.S. business headquarters and consolidated its Minneapolis-based marketing, training, regulatory, supply chain, and corporate functions with its Stafford, Texas-based distribution operations. This initiative was completed in the fourth quarter of 2012 and all related liabilities were substantially paid by December 29, 2013.

18.	Litigation

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

On November 25, 2014, a class action complaint was filed in the Chancery Court of Shelby County Tennessee, for the Thirtieth Judicial District, at Memphis (the Tennessee Chancery Court), by a purported shareholder of Wright under the caption Anthony Marks as Trustee for Marks Clan Super v. Wright Medical Group, Inc., Gary D. Blackford, Martin J. Emerson, Lawrence W. Hamilton, Ronald K. Labrum, John L. Miclot, Robert J. Palmisano, Amy S. Paul, Robert J. Quillinan, David D. Stevens, Douglas G. Watson, Tornier N.V., Trooper Holdings Inc., and Trooper Merger Sub Inc., No. CH-14-1721-1, followed by an amended complaint filed on January 7, 2015 with the same caption. The complaint names as defendants Wright, Tornier, Trooper Holdings Inc., (“Holdco”), Trooper Merger Sub (“Merger Sub”) and the members of the Wright board of directors. The complaint asserts various causes of action, including, among other things, that the members of the Wright board of directors breached their fiduciary duties owed to the Wright shareholders in connection with entering into the merger agreement and approving the merger and causing Wright to issue a preliminary Form S-4 registration statement that purportedly fails to disclose allegedly material information about the merger. The complaint further alleges that Wright, Tornier, Holdco and Merger Sub aided and abetted the breaches of fiduciary duties by the Wright board of directors. The plaintiff is seeking, among other things, injunctive relief enjoining or rescinding the merger and an award of attorneys’ fees and costs.

Also on November 25, 2014, a second class action complaint was filed in the Court of Chancery of the state of Delaware (the Delaware Court) by a purported shareholder of Wright under the caption Paul Parshall v. Wright Medical Group, Inc., Gary D. Blackford, Martin J. Emerson, Lawrence W. Hamilton, Ronald K. Labrum, John L. Miclot, Robert J. Palmisano, Amy S. Paul, Robert J. Quillinan, David D. Stevens, Douglas G. Watson, Tornier N.V., Trooper Holdings Inc., and Trooper Merger Sub Inc., No. 10400-CB, followed by an amended complaint filed on January 5, 2015 with the same caption. The complaint names as defendants Wright, Tornier, Holdco, Merger Sub and the members of the Wright board of directors. The complaint asserts various causes of action, including, among other things, that the members of the Wright board of directors breached their fiduciary duties owed to the Wright shareholders in connection with entering into the merger agreement and approving the merger and causing Wright to issue a preliminary Form S-4 registration statement that purportedly fails to disclose allegedly material information about the merger. The complaint further alleges that Wright, Tornier, Holdco and Merger Sub aided and abetted the breaches of fiduciary duties by the Wright board of directors. The plaintiff is seeking, among other things, injunctive relief enjoining or rescinding the merger and an award of attorneys’ fees and costs.

On November 26, 2014, a third class action complaint was filed in the Circuit Court of Tennessee, for the Thirtieth Judicial District, at Memphis (the Tennessee Circuit Court), by a purported shareholder of Wright under the caption City of Warwick Retirement System v. Gary D. Blackford, Martin J. Emerson, Lawrence W. Hamilton, Ronald K. Labrum, John L. Miclot, Robert J. Palmisano, Amy S. Paul, Robert J. Quillinan, David D. Stevens, Douglas G. Watson, Wright Medical Group, Tornier N.V., Trooper Holdings Inc., and Trooper Merger Sub Inc., No. CT-005015-14, followed by an amended complaint filed on January 5, 2015 with the same caption. The complaint names as defendants Wright, Tornier, Holdco, Merger Sub and the members of the Wright board of directors. The complaint asserts various causes of action, including, among other things, that the members of the Wright board of directors breached their fiduciary duties owed to the Wright shareholders in connection with entering into the merger agreement and approving the merger and causing Wright to issue a preliminary Form S-4 registration statement that purportedly fails to disclose allegedly material information about the merger. The complaint further alleges that Tornier, Holdco and Merger Sub aided and abetted the alleged breaches of fiduciary duties by the Wright board of directors. The plaintiff is seeking, among other things, injunctive relief enjoining or rescinding the merger and an award of attorneys’ fees and costs.

On December 2, 2014, a fourth class action complaint was filed in the Tennessee Chancery Court by a purported shareholder of Wright under the caption Paulette Jacques v. Wright Medical Group, Inc., Tornier N.V., Trooper Holdings Inc., Trooper Merger Sub Inc., David D. Stevens, Gary D. Blackford, Martin J. Emerson, Lawrence W. Hamilton, Ronald K. Labrum, John L. Miclot, Robert J. Palmisano, Amy S. Paul, Robert J. Quillinan, and Douglas G. Watson, No. CH-14-1736-1, followed by an amended complaint filed on January 27, 2015, which added Warburg Pincus LLC (Warburg) as a defendant. Besides Warburg, the complaint also names as defendants Wright, Tornier, Holdco, Merger Sub and the members of the Wright board of directors. The complaint asserts various causes of action, including, among other things, that the members of the Wright board of directors breached their fiduciary duties owed to the Wright shareholders in connection with entering into the merger agreement approving the merger and causing Wright to issue a preliminary Form S-4 registration statement that purportedly fails to disclose allegedly material information about the merger. The complaint further alleges that Wright, Tornier, Holdco, Merger Sub and Warburg aided and abetted the alleged breaches of fiduciary duties by the Wright board of directors. The plaintiff is seeking, among other things, injunctive relief enjoining or rescinding the merger and an award of attorneys’ fees and costs.

None of these lawsuits has formally specified an amount of alleged damages. As a result, Tornier is unable to reasonably estimate the possible loss or range of losses, if any, arising from the lawsuits. If any injunctive relief sought in these lawsuits were to be granted, it could delay or prohibit the anticipated shareholder meetings to be held by Wright and Tornier in connection with the merger or the closing of the merger. Tornier believes that these lawsuits are without merit and intends to contest them vigorously.

In the opinion of management, as of December 28, 2014, the amount of liability, if any, with respect to these matters, individually or in the aggregate, will not materially affect the Company’s consolidated results of operations, financial position or cash flows.

19.	Selected Quarterly Information (unaudited):

The following table presents a summary of the Company’s unaudited quarterly operating results for each of the four quarters in 2014 and 2013, respectively (in thousands). This information was derived from unaudited interim financial statements that, in the opinion of management, have been prepared on a basis consistent with the financial statements contained elsewhere in this report and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such information when read in conjunction with the Company’s audited financial statements and related notes. The operating results for any quarter are not necessarily indicative of results for any future period.

	Year ended December 28, 2014
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(in thousands, except per share data)
Revenue	$92,403	$76,675	$86,850	$89,025
Cost of goods sold	21,763	18,010	21,227	22,464

Gross profit	70,640	58,665	65,623	66,561
Operating expenses:
Selling, general and administrative	58,679	57,127	62,504	58,848
Research and development	6,294	6,055	6,068	5,722
Amortization of intangible assets	4,207	4,274	4,320	4,334
Special charges	5,473	(4,366)	686	2,686

Total operating expenses	74,653	63,090	73,578	71,590
Operating loss	(4,013)	(4,425)	(7,955)	(5,029)

Consolidated net loss	(8,468)	(5,321)	(10,448)	(5,237)

Net loss per share:
basic and diluted	$(0.17)	$(0.11)	$(0.21)	$(0.11)

	Year ended December 29, 2013
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(in thousands, except per share data)
Revenue	$83,392	$66,747	$78,135	$82,685
Cost of goods sold	21,267	18,972	22,309	23,624

Gross profit	62,125	47,775	55,826	59,061
Operating expenses:
Selling, general and administrative	56,451	46,797	51,467	52,136
Research and development	5,997	4,665	5,543	6,182
Amortization of intangible assets	4,288	3,976	3,784	3,837
Special charges	2,729	(3,918)	3,408	1,519

Total operating expenses	69,465	51,520	64,202	63,674
Operating loss	(7,340)	(3,745)	(8,376)	(4,613)

Consolidated net loss	(10,699)	(6,292)	(12,537)	(6,898)
Net loss per share:
basic and diluted	$(0.22)	$(0.13)	$(0.28)	$(0.17)

For the year ended December 28, 2014, the first, second, third and fourth quarters included net charges of $2.7 million, $0.7 million, $(4.4) million and $5.5 million, respectively, related to costs associated with the proposed merger with Wright; acquisition, integration and distribution channel transition charges; the partial reversals of a contingent consideration liability incurred in the acquisition of OrthoHelix and certain other items, all of which were recorded in special charges within operating expenses.

For the year ended December 29, 2013, the first, second, third and fourth quarters included net charges of $1.5 million, $3.4 million, $(3.9) million and $2.7 million, respectively, related to acquisition, integration and distribution channel transition charges; certain legal settlements; the partial reversal of a contingent consideration liability incurred in the acquisition of OrthoHelix and certain other items, all of which were recorded in special charges within operating expenses. The first, second, third and fourth quarters also included acquired inventory fair value adjustments of $1.8 million, $1.9 million, $1.8 million and $0.5 million, respectively, which were included in cost of goods sold.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls

Our President and Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 240.15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of December 28, 2014. Based on that review and evaluation, which included inquiries made to certain of our other employees, the Certifying Officers have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to Tornier required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our President and Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 28, 2014, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 28, 2014. The report of Ernst &Young LLP, our independent registered public accounting firm, regarding the effectiveness of our internal control over financial reporting is included in this report in “Part II. Item 8, Financial Statements and Supplementary Data” under “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

During the fourth quarter ended December 28, 2014, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The table below sets forth, as of February 10, 2015, certain information concerning Tornier’s current directors and executive officers. No family relationships exist among any of Tornier’s directors or executive officers.

Name	Age	Position
David H. Mowry	52	President and Chief Executive Officer and Executive Director
Shawn T McCormick	50	Chief Financial Officer
Stéphan Epinette	43	Senior Vice President, International Commercial Operations
Kevin M. Klemz	53	Senior Vice President, Chief Legal Officer and Secretary
Gregory Morrison	51	Senior Vice President, Global Human Resources and HPMS
Terry M. Rich	47	Senior Vice President, U.S. Commercial Operations
Gordon W. Van Ummersen	53	Senior Vice President, Global Product Delivery
Sean D. Carney(1)(2)(3)	45	Chairman and Non-Executive Director
Kevin C. O’Boyle(2)(3)(4)	58	Non-Executive Director
Richard B. Emmitt(3)(4)	70	Non-Executive Director
Alain Tornier	68	Non-Executive Director
Richard F. Wallman(1)(4)	63	Non-Executive Director
Elizabeth H. Weatherman(1)	54	Non-Executive Director

(1)	Member of the compensation committee.
(2)	Member of the nominating, corporate governance and compliance committee.
(3)	Member of the strategic transactions committee.
(4)	Member of the audit committee.

The following is a biographical summary of the experience of Tornier’s directors and executive officers:

David H. Mowry serves as Tornier’s President and Chief Executive Officer, a position he has held since February 2013, and as Tornier’s Executive Director, a position he has held since June 2013. Mr. Mowry joined Tornier in July 2011 as Chief Operating Officer, and in November 2012 was appointed Interim President and Chief Executive Officer. In February 2013, he was appointed President and Chief Executive Officer on a non-interim basis. He has over 24 years of experience in the medical device industry. Prior to joining Tornier, Mr. Mowry served from July 2010 to July 2011 as President of the Global Neurovascular Division of Covidien plc, a global provider of healthcare products. From January 2010 to July 2010, Mr. Mowry served as Senior Vice President and President, Worldwide Neurovascular of ev3 Inc., a global endovascular device company acquired by Covidien in July 2010. From August 2007 to January 2010, Mr. Mowry served as Senior Vice President of Worldwide Operations of ev3. Prior to this position, Mr. Mowry was Vice President of Operations for ev3 Neurovascular from November 2006 to October 2007. Before joining ev3, Mr. Mowry served as Vice President of Operations and Logistics at the Zimmer Spine division of Zimmer Holdings Inc., a reconstructive and spinal implants, trauma and related orthopaedic surgical products company, from February 2002 to November 2006. Prior to Zimmer, Mr. Mowry was President and Chief Operating Officer of HeartStent Corp., a medical device company. Mr. Mowry is a graduate of the United States Military Academy in West Point, New York with a degree in Engineering and Mathematics. Mr. Mowry’s qualifications to sit on the Tornier board of directors include his depth of knowledge of Tornier and its day-to-day operations in light of his position as President and Chief Executive Officer of Tornier.

Shawn T McCormick joined Tornier as Tornier’s Chief Financial Officer in September 2012. Prior to joining Tornier, Mr. McCormick served as Chief Operating Officer of Lutonix, Inc., a medical device company acquired by C. R. Bard, Inc. in December 2011, from April 2011 to February 2012. From January 2009 to July

2010, Mr. McCormick served as Senior Vice President and Chief Financial Officer of ev3 Inc., a global endovascular device company acquired by Covidien plc in July 2010. Prior to joining ev3, Mr. McCormick served as Vice President, Corporate Development at Medtronic, Inc., a global medical device company, where he was responsible for leading Medtronic’s worldwide business development activities. Mr. McCormick joined Medtronic in July 1992 and held various finance and leadership positions during his tenure. From July 2007 to May 2008, he served as Vice President, Corporate Technology and New Ventures of Medtronic. From July 2002 to July 2007, he was Vice President, Finance for Medtronic’s Spinal, Biologics and Navigation business. Prior to that, Mr. McCormick held various other positions with Medtronic. Mr. McCormick currently serves on the board of directors of Nevro, Inc. and Entellus Medical, Inc., all publicly held companies. Prior to joining Medtronic, he spent four years with the public accounting firm KPMG Peat Marwick. Mr. McCormick earned his Master of Business Administration from the University of Minnesota’s Carlson School of Management and his Bachelor of Science in Accounting from Arizona State University. He is a Certified Public Accountant.

Stéphan Epinette leads Tornier’s international commercial operations and large joints business as Senior Vice President, International Commercial Operations. Mr. Epinette served as Vice President, International Commercial Operations from December 2008 to January 2014 and in January 2014 was appointed to his current position. Mr. Epinette has over 19 years of experience in the orthopaedic medical device industry. Prior to joining Tornier, he served in various leadership roles with Stryker Corporation, a medical technology company, in its MedSurg and Orthopaedic divisions in France, the United States and Switzerland from 1993 to December 2008, including as Business Unit Director France from 2005 to 2008. His past functions at Stryker also included Marketing Director MedSurg EMEA, Assistant to the EMEA President and Director of Business Development & Market Intelligence EMEA. Mr. Epinette earned a Master’s Degree in Health Economics from Sciences Politiques, Paris, a Master’s Degree in International Business from Paris University XII and a Bachelor of Arts from EBMS Barcelona. He also attended the INSEAD executive course in Finance and in Marketing.

Kevin M. Klemz serves as Tornier’s Senior Vice President, Chief Legal Officer and Secretary. Mr. Klemz served as Vice President, Chief Legal Officer and Secretary from September 2010 to January 2014 and in January 2014 was appointed to his current position. Prior to joining Tornier, Mr. Klemz served as Senior Vice President, Secretary and Chief Legal Officer at ev3 Inc., a global endovascular device company acquired by Covidien plc in July 2010, from August 2007 to August 2010, and as Vice President, Secretary and Chief Legal Officer at ev3 from January 2007 to August 2007. Prior to joining ev3, Mr. Klemz was a partner in the law firm Oppenheimer Wolff & Donnelly LLP, where he was a corporate lawyer for approximately 20 years. Mr. Klemz has a Bachelor of Arts in Business Administration from Hamline University and a Juris Doctor from William Mitchell College of Law.

Gregory Morrison serves as Tornier’s Senior Vice President, Global Human Resources and HPMS (High Performance Management System). Mr. Morrison served as Global Vice President, Human Resources from December 2010 to January 2014 and in January 2014 was appointed to his current position. Prior to joining Tornier, Mr. Morrison served as Senior Vice President, Human Resources at ev3 Inc., Inc., a global endovascular device company acquired by Covidien plc in July 2010, from August 2007 to December 2010, and as Vice President, Human Resources of ev3 from May 2002 to August 2007. Prior to joining ev3, Mr. Morrison served as Vice President of Organizational Effectiveness for Thomson Legal & Regulatory from March 1999 to February 2002 and Vice President of Global Human Resources for Schneider Worldwide, which was acquired by Boston Scientific Corporation, from 1988 to March 1999. Mr. Morrison has a Bachelor of Arts in English and Communications from North Adams State College and a Master of Arts in Corporate Communications from Fairfield University.

Terry M. Rich serves as Tornier’s Senior Vice President, U.S. Commercial Operations, a position he has held since March 2012. Prior to joining Tornier, Mr. Rich served as Senior Vice President of Sales—West of NuVasive, Inc., a medical device company focused on developing minimally disruptive surgical products and procedures for the spine. Prior to such position, Mr. Rich served as Area Vice President, Sales Director and Area Business Manager of NuVasive from December 2005. Prior to joining NuVasive, Mr. Rich served as Partner/

Area Sales Manager of Bay Area Spine of DePuy Spine, Inc., a spine company and subsidiary of Johnson & Johnson, from July 2004 to December 2005. Mr. Rich has a Bachelor of Labor Relations from Rutgers College, Rutgers University.

Gordon W. Van Ummersen serves as Tornier’s Senior Vice President, Global Product Delivery. Mr. Van Ummersen served as Senior Vice President, Product Delivery from June 2013 to January 2014 and in January 2014 was appointed to his current position. Prior to joining Tornier, Mr. Van Ummersen spent a year in multiple leadership roles for Biomet, Inc., an orthopedic company, following the divestiture of the worldwide trauma business of DePuy Orthopaedics, Inc. to Biomet in June 2012. Prior to that, Mr. Van Ummersen served as WW President, Trauma & Extremities for DePuy from 2007 to June 2012, General Manager, Trauma & Extremities from 2005 to 2007 and Vice President, Marketing from 2003 to 2005. Prior to joining DePuy, Mr. Van Ummersen held numerous senior commercial roles at Stryker Corporation, a medical technology company, including Vice President & General Manager for US Trauma from 1999 to 2003 and Director of Corporate Accounts from 1995 to 1999. Mr. Van Ummersen holds a Masters of Business Administration from the University of Massachusetts, Boston and a Bachelor of Science degree in Health Services Administration from Providence College.

Sean D. Carney is one of Tornier’s non-executive directors and has served as a director since July 2006. Mr. Carney serves as Tornier’s Chairman, a position he has held since May 2010. Mr. Carney was appointed as a director in connection with the securityholders’ agreement that Tornier entered into with certain holders of Tornier ordinary shares. For more information regarding the securityholders’ agreement, please refer to the discussion below under “—Board Structure and Composition.” Since 1996, Mr. Carney has been employed by Warburg Pincus LLC and has served as a Member and Managing Director of Warburg Pincus LLC and General Partner of Warburg Pincus & Co. since January 2001. Warburg Pincus LLC and Warburg Pincus & Co. are part of the Warburg Pincus entities collectively referred to elsewhere in this report as Warburg Pincus, a principal shareholder that owns approximately 21.9% of outstanding Tornier ordinary shares as of February 10, 2015. He is also a member of the board of directors of MBIA Inc. and several private companies. During the past five years, Mr. Carney previously served on the board of directors of DexCom, Inc., a publicly held medical device company, Arch Capital Group Ltd., a publicly held company, and several privately held companies. Mr. Carney received a Master of Business Administration from Harvard Business School and a Bachelor of Arts from Harvard College. Mr. Carney’s substantial experience as an investor and director in medical device companies and his experience evaluating financial results have led the Tornier board of directors to the conclusion that he should serve as a director, Tornier’s Chairman and Chair and a member of several of Tornier’s board committees at this time in light of Tornier’s business and structure.

Kevin C. O’Boyle is one of Tornier’s non-executive directors and has served as a director since June 2010. In November 2012, Mr. O’Boyle was appointed as Interim Vice Chairman of Tornier, a position he held for about a year. From December 2010 to October 2011, Mr. O’Boyle served as Senior Vice President and Chief Financial Officer of Advanced BioHealing Inc., a medical device company which was acquired by Shire PLC in May 2011. From January 2003 until December 2009, Mr. O’Boyle served as the Chief Financial Officer of NuVasive, Inc., a medical device company that completed its initial public offering in May 2004. Prior to that time, Mr. O’Boyle served in various positions during his six years with ChromaVision Medical Systems, Inc., a publicly held medical device company specializing in the oncology market, including as its Chief Financial Officer and Chief Operating Officer. Mr. O’Boyle also held various positions during his seven years with Albert Fisher North America, Inc., a publicly held international food company, including Chief Financial Officer and Senior Vice President of Operations. Mr. O’Boyle currently serves on the board of directors of GenMark Diagnostics, Inc., ZELTIQ Aesthetics, Inc. and Sientra, Inc., all publicly held companies. During the past five years, Mr. O’Boyle previously served on the board of directors of Durata Therapeutics, Inc. Mr. O’Boyle received a Bachelor of Science in Accounting from the Rochester Institute of Technology and successfully completed the Executive Management Program at the University of California Los Angeles, John E. Anderson Graduate Business School. Mr. O’Boyle’s executive experience in the healthcare industry, his experience with companies during their transition from being privately held to publicly held and his financial and accounting expertise have led the Tornier board of directors to the conclusion that Mr. O’Boyle should serve as a director, Chair of Tornier’s strategic transactions committee and a member of Tornier’s audit committee at this time in light of Tornier’s business and structure.

Richard B. Emmitt is one of Tornier’s non-executive directors and has served as a director since July 2006. Mr. Emmitt was initially appointed as one of three directors in connection with the securityholders’ agreement that Tornier entered into with certain holders of Tornier ordinary shares. For more information regarding the securityholders’ agreement, please refer to the discussion below under “—Board Structure and Composition.” Mr. Emmitt served as a General Partner of The Vertical Group L.P., an investment management and venture capital firm focused on the medical device and biotechnology industries, from its inception in 1989 through December 2007. Commencing in January 2008, Mr. Emmitt has been a Member and Manager of The Vertical Group G.P., LLC, which controls The Vertical Group L.P. Mr. Emmitt currently serves on the board of directors of several privately held companies. During the past five years, Mr. Emmitt previously served on the board of directors of ev3 Inc. and American Medical Systems Holdings, Inc., both publicly held companies, and several privately held companies. In addition, prior to such five-year period, Mr. Emmitt served on the boards of directors of several publicly held companies, primarily in the medical device industry. Mr. Emmitt holds a Master of Business Administration from the Rutgers School of Business and a Bachelor of Arts from Bucknell University. Mr. Emmitt’s substantial experience as an investor and board member of numerous medical device companies ranging from development stage private companies to public companies with substantial revenues has led the Tornier board of directors to the conclusion that he should serve as a director and a member of Tornier’s audit committee and strategic transactions committee at this time in light of Tornier’s business and structure.

Alain Tornier is one of Tornier’s non-executive directors and has served as a director since May 1976. Mr. Tornier assumed a leadership role in Tornier’s predecessor entity in 1976, following the death of his father, René Tornier, founder of Tornier. Mr. Tornier later served as Tornier’s President and Chief Executive Officer until the acquisition of Tornier by an investor group in September 2006, when he retired as an executive officer of Tornier. Mr. Tornier holds a Master of Sciences degree from Grenoble University. Mr. Tornier’s significant experience in the global orthopaedics industry and deep understanding of Tornier’s history and operations have led the Tornier board of directors to the conclusion that he should serve as a director at this time in light of Tornier’s business and structure.

Richard F. Wallman is one of Tornier’s non-executive directors and has served as a director since December 2008. From 1995 through his retirement in 2003, Mr. Wallman served as Senior Vice President and Chief Financial Officer of Honeywell International, Inc., a diversified technology company, and AlliedSignal, Inc., a diversified technology company (prior to its merger with Honeywell International, Inc.). Prior to joining AlliedSignal, Inc. as Chief Financial Officer, Mr. Wallman served as Controller of International Business Machines Corporation. In addition to serving as a director of Tornier, Mr. Wallman is also a member of the board of directors of Charles River Laboratories International, Inc., Convergys Corporation, Extended Stay America, Inc. and its wholly subsidiary ESH Hospitality, Inc., and Roper Industries, Inc., all publicly held companies. During the past five years, Mr. Wallman previously served on the board of directors of Ariba, Inc. as well as auto suppliers Dana Holding Corporation, Lear Corporation and Hayes Lemmerz International, Inc., all publicly held companies. Mr. Wallman also serves on the board of directors of Reddy Ice Holdings, Inc. and Accriva Diagnostics, both privately held companies. Mr. Wallman holds a Master of Business Administration from the University of Chicago Booth School of Business with concentrations in finance and accounting and a Bachelor of Science in Electrical Engineering from Vanderbilt University. Mr. Wallman’s prior public company experience, including as Chief Financial Officer of Honeywell and his public company director experience, and his financial experience and expertise, have led the Tornier board of directors to the conclusion that he should serve as a director, Chair of Tornier’s audit committee and a member of Tornier’s compensation committee at this time in light of Tornier’s business and structure.

Elizabeth H. Weatherman is one of Tornier’s non-executive directors and has served as a director since July 2006. Ms. Weatherman was appointed as a director in connection with the securityholders’ agreement that

Tornier entered into with certain holders of Tornier ordinary shares. For more information regarding the securityholders’ agreement, please refer to the discussion below under “—Board Structure and Composition.” Ms. Weatherman is a General Partner of Warburg Pincus & Co., a Managing Director of Warburg Pincus LLC and a member of the firm’s Executive Management Group. Ms. Weatherman joined Warburg Pincus in 1988 and primarily focused on the firm’s healthcare investment activities. Warburg Pincus LLC and Warburg Pincus & Co. are part of the Warburg Pincus entities collectively referred to elsewhere in this report as Warburg Pincus, a principal shareholder that owns approximately 21.9% of outstanding Tornier ordinary shares as of February 10, 2015. Ms. Weatherman currently serves on the board of directors of several privately held companies. During the past five years, Ms. Weatherman previously served on the board of directors of ev3 Inc., a publicly held company, and several privately held companies. In addition, prior to such five-year period, Ms. Weatherman served on the boards of directors of several publicly held companies, primarily in the medical device industry. Ms. Weatherman earned a Master of Business Administration from the Stanford Graduate School of Business and a Bachelor of Arts from Mount Holyoke College. Ms. Weatherman’s extensive experience as a director of public companies in the medical device industry has led the Tornier board of directors to the conclusion that she should serve as a director at this time in light of Tornier’s business and structure.

Board Structure and Composition

Tornier has a one-tier board structure. Tornier’s articles of association provide that the number of members of the Tornier board of directors will be determined by the Tornier board of directors, provided that the Tornier board of directors shall be comprised of at least one executive director and two non-executive directors. The Tornier board of directors currently consists of seven directors, one of whom is Tornier’s executive director and six of whom are non-executive directors.

All of Tornier’s non-executive directors, except Alain Tornier, are “independent directors” under the Listing Rules of the NASDAQ Global Select Stock Market. Therefore, the following five of Tornier’s current seven directors are “independent directors” under the Listing Rules of the NASDAQ Global Select Stock Market: Sean D. Carney, Kevin C. O’Boyle, Richard B. Emmitt, Richard F. Wallman and Elizabeth H. Weatherman. Independence requirements for service on Tornier’s audit committee are discussed below under “—Board Committees—Audit Committee” and independence requirements for service on Tornier’s compensation committee are discussed below under “—Board Committees—Compensation Committee.” Mr. Wallman and Mr. O’Boyle are independent under the independence definition in the Dutch Corporate Governance Code. Tornier currently complies with the NASDAQ corporate governance requirements, and Tornier can deviate from the Dutch Corporate Governance Code requirement that a majority of its directors be independent within the meaning of the Dutch Corporate Governance Code provided Tornier explains such deviation in its Dutch statutory annual report.

The Tornier board of directors and Tornier shareholders each have approved that the Tornier board of directors be divided into three classes, as nearly equal in number as possible, with each director serving a three-year term and one class being elected at each year’s annual general meeting of shareholders. Messrs. Carney and Emmitt are in the class of directors whose term expires at the 2015 annual general meeting of the Tornier shareholders. Messrs. Mowry, O’Boyle and Wallman are in the class of directors whose term expires at the 2016 annual general meeting of the Tornier shareholders and Mr. Tornier and Ms. Weatherman are in the class of directors whose term expires at the 2017 annual general meeting of the Tornier shareholders. At each annual general meeting of the Tornier shareholders, successors to the class of directors whose term expires at such meeting will be elected to serve for three-year terms or until their respective successors are elected and qualified.

The general meeting of Tornier shareholders appoints the members of the Tornier board of directors, subject to a binding nomination of the Tornier board of directors in accordance with the relevant provisions of the Dutch Civil Code. The Tornier board of directors makes the binding nomination based on a recommendation of Tornier’s nominating, corporate governance and compliance committee. If the list of candidates contains one candidate for each open position to be filled, such candidate shall be appointed by the general meeting of Tornier shareholders unless the binding nature of the nominations by the Tornier board of directors is set aside by the general meeting of the Tornier shareholders. The binding nature of nomination(s) by the Tornier board of directors can only be set aside by a vote of at least two-thirds of the votes cast at an annual or extraordinary general meeting of Tornier shareholders, provided such two-thirds vote constitutes more than one-half of Tornier’s issued share capital. In such case, a new meeting is called at which the resolution for appointment of a member of the Tornier board of directors shall require a majority of at least two-thirds of the votes cast representing more than one-half of Tornier’s issued share capital.

A resolution of the general meeting of the Tornier shareholders to suspend a member of the Tornier board of directors requires the affirmative vote of an absolute majority of the votes cast. A resolution of the general meeting of the Tornier shareholders to suspend or dismiss members of the Tornier board of directors, other than pursuant to a proposal by the Tornier board of directors, requires a majority of at least two-thirds of the votes cast, representing more than one-half of Tornier’s issued share capital.

Pursuant to a securityholders’ agreement among Tornier, TMG Holdings Coöperatief U.A., Vertical Fund I, L.P., Vertical Fund II, L.P., KCH Stockholm AB, Alain Tornier, Warburg Pincus (Bermuda) Private Equity IX, L.P. and certain other shareholders, TMG has the right to designate three directors to be nominated to the Tornier board of directors for so long as TMG beneficially owns at least 25% of the outstanding Tornier ordinary shares, two directors for so long as TMG beneficially owns at least 10% but less than 25% of the outstanding Tornier ordinary shares and one director for so long as TMG beneficially owns at least 5% but less than 10% of the outstanding Tornier ordinary shares. Tornier agreed to use its reasonable best efforts to cause the TMG designees to be elected. As of February 10, 2015, TMG beneficially owned 21.9% of the outstanding Tornier ordinary shares. Mr. Carney and Ms. Weatherman are the current Tornier directors who are designees of TMG.

Under Tornier’s articles of association, Tornier’s internal rules for the board of directors and Dutch law, the members of the Tornier board of directors are collectively responsible for the management, general and financial affairs and policy and strategy of Tornier. Tornier’s executive director historically has been Tornier’s Chief Executive Officer, who is primarily responsible for managing Tornier’s day-to-day affairs as well as other responsibilities that have been delegated to the executive director in accordance with Tornier’s articles of association and Tornier’s internal rules for the board of directors. Tornier’s non-executive directors supervise Tornier’s Chief Executive Officer and Tornier’s general affairs and provide general advice to Tornier’s Chief Executive Officer. In performing their duties, Tornier’s directors are guided by the interests of Tornier and shall, within the boundaries set by relevant Dutch law, take into account the relevant interests of Tornier’s stakeholders. The internal affairs of the board of directors are governed by Tornier’s internal rules for the board of directors, a copy of which is available on the Investor Relations—Corporate Governance section of Tornier’s corporate website at www.tornier.com.

Mr. Carney serves as Tornier’s Chairman. The duties and responsibilities of the Chairman include, among others: determining the agenda and chairing the meetings of the Tornier board of directors, managing the Tornier board of directors to ensure that it operates effectively, ensuring that the members of the Tornier board of directors receive accurate, timely and clear information, encouraging active engagement by all the members of the Tornier board of directors, promoting effective relationships and open communication between non-executive directors and the executive director and monitoring effective implementation of Tornier board of directors decisions.

All regular meetings of the Tornier board of directors are scheduled to be held in the Netherlands. Each director has the right to cast one vote and may be represented at a meeting of the Tornier board of directors by a fellow director. The Tornier board of directors may pass resolutions only if a majority of the directors is present at the meeting and all resolutions must be passed by a majority of the directors that have no conflict of interest present or represented. However, as required by Dutch law, Tornier’s articles of association provide that when one or more members of the Tornier board of directors is absent or prevented from acting, the remaining members of the Tornier board of directors will be entrusted with the management of Tornier. The intent of this provision is to satisfy certain requirements under Dutch law and provide that, in rare circumstances, when a director is incapacitated, severely ill or similarly absent or prevented from acting, the remaining members of the Tornier board of directors (or, in the event there are no such remaining members, a person appointed by the Tornier shareholders at a general meeting) will be entitled to act on behalf of the Tornier board of directors in the management of Tornier, notwithstanding the general requirement that otherwise requires a majority of the Tornier board of directors be present. In these limited circumstances, Tornier’s articles of association permit the Tornier board of directors to pass resolutions even if a majority of the directors is not present at the meeting.

Subject to Dutch law and any director’s objection, resolutions may be passed in writing by a majority of the directors in office. Under Dutch law, members of the board of directors may not participate in the deliberation and the decision-making process on a subject or transaction in relation to which he or she has a direct or indirect personal interest that conflicts with the interest of Tornier and its business enterprise. If all directors are conflicted and in the absence of a supervisory board, the resolution shall be adopted by the general meeting of shareholders, except if the articles of association prescribe otherwise. Tornier’s articles of association provide that a director shall not take part in any vote on a subject or transaction in relation to which he or she has a direct or indirect personal interest that conflicts with the interest of Tornier and its business enterprise. In such event, the other directors shall be authorized to adopt the resolution. If all directors have a conflict of interest as mentioned above, the resolution shall be adopted by the non-executive directors.

Board Committees

The Tornier board of directors has four standing board committees: an audit committee, a compensation committee, a nominating, corporate governance and compliance committee and a strategic transactions committee. Each of these committees has the responsibilities and composition described below. The Tornier board of directors has adopted a written charter for each committee of the Tornier board of directors, which charters are available on the Investor Relations—Corporate Governance section of Tornier’s corporate website at www.tornier.com. The Tornier board of directors from time to time may establish other committees.

The following table summarizes the current membership of each of the four Board committees.

Director	Audit	Compensation	Nominating, corporate governance and compliance	Strategic transactions
David H. Mowry	—	—	—	—
Sean D. Carney	—	Chair	Chair	Ö
Kevin C. O’Boyle	Ö	—	Ö	Chair
Richard B. Emmitt	Ö	—	—	Ö
Alain Tornier	—	—	—	—
Richard F. Wallman	Chair	Ö	—	—
Elizabeth H. Weatherman	—	Ö	—	—

Audit Committee

Tornier’s audit committee oversees a broad range of issues surrounding Tornier’s accounting and financial reporting processes and audits of its financial statements. The primary responsibilities of the audit committee include:

•	assisting the Tornier board of directors in monitoring the integrity of Tornier’s financial statements, its compliance with legal and regulatory requirements insofar as they relate to its financial statements and financial reporting obligations and any accounting, internal accounting controls or auditing matters, its independent auditor’s qualifications and independence and the performance of its internal audit function and independent auditors;

•	appointing, compensating, retaining and overseeing the work of any independent registered public accounting firm engaged for the purpose of performing any audit, review or attest services and for dealing directly with any such accounting firm;

•	providing a medium for consideration of matters relating to any audit issues;

•	establishing procedures for the receipt, retention and treatment of complaints received by Tornier regarding accounting, internal accounting controls or auditing matters, and for the confidential, anonymous submission by its employees of concerns regarding questionable accounting or auditing matters; and

•	reviewing and approving all related party transactions required to be disclosed under the federal securities laws.

The audit committee reviews and evaluates, at least annually, the performance of the audit committee and its members, including compliance of the committee with its charter.

The audit committee consists of Mr. Wallman (Chair), Mr. Emmitt and Mr. O’Boyle. Tornier believes that the composition of Tornier’s audit committee complies with the applicable rules of the SEC and the NASDAQ Global Select Stock Market. The Tornier board of directors has determined that each of Mr. Wallman, Mr. Emmitt and Mr. O’Boyle is an “audit committee financial expert,” as defined in the SEC rules, and satisfies the financial sophistication requirements of the NASDAQ Global Select Stock Market. The Tornier board of directors also has determined that each of Mr. Wallman, Mr. Emmitt and Mr. O’Boyle meets the more stringent independence requirements for audit committee members of Rule 10A-3(b)(1) under the Exchange Act and the Listing Rules of the NASDAQ Global Select Stock Market, and each of Mr. Wallman and Mr. O’Boyle is independent under the Dutch Corporate Governance Code.

Compensation Committee

The primary responsibilities of Tornier’s compensation committee, which are within the scope of the compensation policy adopted by the general meeting of the Tornier shareholders, include:

•	reviewing and approving corporate goals and objectives relevant to the compensation of Tornier’s Chief Executive Officer and other executive officers, evaluating the performance of these officers in light of those goals and objectives and setting compensation of these officers based on such evaluations;

•	making recommendations to the Tornier board of directors with respect to incentive compensation and equity-based plans that are subject to board and shareholder approval, administering or overseeing all of Tornier’s incentive compensation and equity-based plans, and discharging any responsibilities imposed on the committee by any of these plans;

•	reviewing and discussing with management the “Compensation Discussion and Analysis” section of this report and based on such discussions, recommending to the Tornier board of directors whether the “Compensation Discussion and Analysis” section should be included in this report;

•	approving, or recommending to the Tornier board of directors for approval, the compensation programs, and the payouts for all programs, applying to Tornier’s non-executive directors, including reviewing the competitiveness of Tornier’s non-executive director compensation programs and reviewing the terms to make sure they are consistent with the Tornier board of directors compensation policy adopted by the general meeting of the Tornier shareholders; and

•	reviewing and discussing with Tornier’s Chief Executive Officer and reporting periodically to the Tornier board of directors plans for development and corporate succession plans for Tornier’s executive officers and other key employees.

The compensation committee reviews and evaluates, at least annually, the performance of the compensation committee and its members, including compliance of the committee with its charter.

The compensation committee consists of Mr. Carney (Chair), Mr. Wallman and Ms. Weatherman. Tornier believes that the composition of its compensation committee complies with the applicable rules of the SEC and the NASDAQ Global Select Stock Market. The Tornier board of directors has determined that each of Mr. Carney and Mr. Wallman and Ms. Weatherman meets the more stringent independence requirements for compensation committee members of Rule 10C-1 under the Exchange Act and the Listing Rules of the NASDAQ Global Select Stock Market. None of Tornier’s executive officers has served as a member of the Tornier board of directors or compensation committee of any entity that has an executive officer serving as a member of the Tornier board of directors.

Nominating, Corporate Governance and Compliance Committee

The primary responsibilities of Tornier’s nominating, corporate governance and compliance committee include:

•	reviewing and making recommendations to the Tornier board of directors regarding the size and composition of the Tornier board of directors;

•	identifying, reviewing and recommending nominees for election as directors;

•	making recommendations to the Tornier board of directors regarding corporate governance matters and practices, including any revisions to Tornier’s internal rules for the Tornier board of directors; and

•	overseeing Tornier’s compliance efforts with respect to its legal, regulatory and quality systems requirements and ethical programs, including its code of business conduct and ethics, other than with respect to matters relating to its financial statements and financial reporting obligations and any accounting, internal accounting controls or auditing matters, which are within the purview of the audit committee.

The nominating, corporate governance and compliance committee reviews and evaluates, at least annually, the performance of the nominating, corporate governance and compliance committee and its members, including compliance of the committee with its charter.

The nominating, corporate governance and compliance committee has the sole authority to select, retain, oversee and terminate its own counsel, consultants and advisors and approve the fees and other retention terms of such counsel, consultants and advisors, as it deems appropriate.

The nominating, corporate governance and compliance committee consists of Mr. Carney (Chair) and Mr. O’Boyle.

The nominating, corporate governance and compliance committee considers all candidates recommended by Tornier shareholders pursuant to those specific minimum qualifications that the nominating, corporate governance and compliance committee believes must be met by a recommended nominee for a position on the Tornier board of directors, which qualifications are described in the nominating, corporate governance and compliance committee’s charter, a copy of which is available on the Investor Relations—Corporate Governance section of our corporate website www.tornier.com. Tornier has made no material changes to the procedures by which Tornier shareholders may recommend nominees to the Tornier board of directors as described in Tornier’s most recent proxy statement.

Strategic Transactions Committee

The primary responsibilities of Tornier’s strategic transactions committee include:

•	reviewing and evaluating potential opportunities for strategic business combinations, acquisitions, mergers, dispositions, divestitures, investments and similar strategic transactions involving Tornier or any one or more of its subsidiaries outside the ordinary course of its business that may arise from time to time;

•	approving on behalf of the Tornier board of directors any strategic transaction that may arise from time to time and is deemed appropriate by the strategic transactions committee and involves total cash consideration of less than $5.0 million; provided, however, that the strategic transactions committee is not authorized to approve any strategic transaction involving the issuance of capital stock or in which any director, officer or affiliate of Tornier has a material interest;

•	making recommendations to the Tornier board of directors concerning approval of any strategic transactions that may arise from time to time and are deemed appropriate by the strategic transactions committee and are beyond the authority of the strategic transactions committee to approve;

•	reviewing integration efforts with respect to completed strategic transactions from time to time and making recommendations to management and the Tornier board of directors, as appropriate;

•	assisting management in developing, implementing and adhering to a strategic plan and direction for its activities with respect to strategic transactions and making recommendations to management and the Tornier board of directors, as appropriate; and

•	reviewing and evaluating potential opportunities for restructuring its business in response to completed strategic transactions or otherwise in an effort to realize anticipated cost and expense savings for, and other benefits, to Tornier and making recommendations to management and the Tornier board of directors, as appropriate.

The strategic transactions committee reviews and evaluates periodically the performance of the committee and its members, including compliance of the committee with its charter.

The strategic transactions committee consists of Mr. O’Boyle (Chair), Mr. Carney and Mr. Emmitt.

Code of Business Conduct and Ethics

Tornier has adopted a code of business conduct and ethics, which applies to all of its directors, officers and employees. The code of business conduct and ethics is available on the Investor Relations—Corporate Governance section of Tornier’s corporate website at www.tornier.com. Any person may request a copy free of charge by writing to Kevin M. Klemz, Senior Vice President, Chief Legal Officer and Secretary, Tornier N.V., Prins Bernhardplein 200, 1097 JB Amsterdam, the Netherlands. Tornier intends to disclose on its website any amendment to, or waiver from, a provision of its code of business conduct and ethics that applies to directors and executive officers and that is required to be disclosed pursuant to the rules of the SEC and the NASDAQ Global Select Stock Market.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and all persons who beneficially own more than 10% of our outstanding ordinary shares to file with the SEC initial reports of ownership and reports of changes in ownership of our ordinary shares. Directors, executive officers and greater than 10% beneficial owners also are required to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based on review of the copies of such reports and amendments to such reports furnished to us with respect to the year ended December 28, 2014, and based on written representations by our directors and executive officers, all required Section 16 reports under the Exchange Act for our directors, executive officers and beneficial owners of greater than 10% of our ordinary shares were filed on a timely basis during the year ended December 28, 2014.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

In this Compensation Discussion and Analysis (“CD&A”), Tornier describes the key principles and approaches it uses to determine elements of compensation paid to, awarded to and earned by the following named executive officers, whose compensation is set forth in the Summary Compensation Table found later in this report:

•	David H. Mowry, who serves as Tornier’s President, Chief Executive Officer and Executive Director and is referred to as Tornier’s “CEO” in this CD&A;

•	Shawn T McCormick, who serves as Tornier’s Chief Financial Officer;

•	Terry M. Rich, who serves as Tornier’s Senior Vice President, U.S. Commercial Operations.

•	Kevin M. Klemz, who serves as Tornier’s Senior Vice President, Chief Legal Officer and Secretary;

•	Gregory Morrison, who serves as Tornier’s Senior Vice President, Global Human Resources and HPMS; and

This CD&A should be read in conjunction with the accompanying compensation tables, corresponding notes and narrative discussion, as they provide additional information and context to Tornier’s compensation disclosures.

Executive Summary

One of Tornier’s key executive compensation objectives is to link pay to performance by aligning the financial interests of Tornier’s executives with those of Tornier shareholders and by emphasizing pay for performance in Tornier’s compensation programs. Tornier believes it accomplishes this objective primarily through its annual cash incentive plan, which compensates executives for achieving annual corporate financial goals and, in the case of some executives, divisional financial goals and individual goals.

During 2014, Tornier made significant progress toward its strategic initiatives, including:

•	The transition of its U.S. sales organization. Tornier spent 2014 executing Phase 2 of its U.S. sales organization strategy, which includes the alignment of its sales representatives to focus on either upper or lower extremity products, the optimization of its sales territory structures, the hiring of additional sales representatives to fill territories and the education and training of its sales teams. Tornier achieved its goal of dedicating approximately 85% of its sales representatives to selling either upper extremity products or lower extremity products across the territories they serve. Additionally, Tornier completed the training of over 225 additional sales representatives during 2014, thereby achieving its goal of training a total of 200 sales representatives by the end of 2014.

•	The continued advancement of its product portfolio. During 2014, Tornier continued to make progress on building and expanding its global product portfolio, including in particular its Aequalis Ascend Flex convertible shoulder system, which continued to receive positive feedback and strong surgeon support during 2014 as Tornier experienced an increased level of competitive conversions across a broad range of customers.

Despite the disruption in Tornier’s U.S. sales channel as a result of the strategic initiative to establish separate sales channels that are individually focused on selling either upper extremity products or lower extremity products, Tornier’s 2014 financial performance was strong. Tornier’s total revenue was $345.0 million, representing growth of 11 percent over 2013 total revenue. Total extremities revenue was $286.7 million, also representing growth of 11 percent over 2013 total extremities revenue.

Tornier’s 2014 financial performance had the following impact on its pay programs:

•	Tornier’s adjusted total revenue, total extremities revenue and adjusted EBITDA substantially exceeded target goals, resulting in maximum or near maximum payouts for those goals under Tornier’s cash incentive plan. Tornier’s adjusted free cash flow was substantially below target and did not meet the threshold goal, resulting in no payout for that goal under Tornier’s cash incentive plan. Taking into account the weightings of the corporate performance goals, the total weighted average payout percentage applicable to the portion of the annual cash incentive bonus tied to corporate performance goals was 119% of target.

•	Executives with individual performance goals performed exceptionally well during 2014, resulting in a decision by the compensation committee to pay out for individual performance despite the fact that the threshold adjusted free cash flow metric was not met.

•	Overall 2014 plan payouts for named executive officers ranged from 115.2% to 137.6% of target.

•	Since most of Tornier’s executives’ pay is variable compensation tied to financial results or share price, and not fixed compensation, these cash incentive plan payouts, together with retention stock grants awarded to most of the named executive officers, resulted in actual total compensation for Tornier’s named executive officers above Tornier’s targeted range of 50th to 75th percentile of a group of similarly sized peer companies based on compensation benchmarking completed in 2014.

On October 27, 2014, Tornier entered into an agreement and plan of merger with Wright Medical Group, Inc. pursuant to which, upon the terms and subject to the conditions set forth therein, an indirect wholly owned subsidiary of Tornier will merge with and into Wright, with Wright continuing as the surviving company and an indirect wholly owned subsidiary of Tornier following the transaction Upon completion of the merger, Tornier shareholders will own approximately 48% of the combined company on a fully diluted basis and Wright shareholders will own approximately 52%. Following the closing of the transaction, the combined company will conduct business as Wright Medical Group N.V. and. Robert J. Palmisano, Wright’s president and chief executive officer, will become president and chief executive officer of the combined company and David H. Mowry, Tornier’s president and chief executive officer, will become executive vice president and chief operating officer of the combined company. The transaction is subject to approval of Tornier and Wright shareholders, effectiveness of a Form S-4 registration statement filed by us with the Securities and Exchange Commission and regulatory approvals, and other customary closing conditions. The transaction is expected to be completed during the second or third quarter of 2015. Once completed, the proposed merger will constitute a “change in control” under Tornier’s stock incentive plan and executive employment agreements, resulting in immediate acceleration of vesting on all outstanding equity-based awards and change in control payments and benefits for those executives whose employment is terminated within 12 months of the completion of the merger. The change in control payments and benefits consist of a lump sum payment equal to one year of the executive’s base salary plus target bonus for the year of termination and health and welfare benefit continuation for 12 months.

Compensation Highlights and Best Practices

Tornier’s compensation practices include many best pay practices that support Tornier’s executive compensation objectives and principles, and benefit its shareholders, such as the following:

•	Pay for performance. Tornier ties compensation directly to financial performance. Tornier’s annual cash incentive plan pays out only if certain minimum threshold levels of financial performance are met. For annual cash incentive awards, Tornier establishes threshold levels of performance for each performance measure that must be met for there to be a payout for that performance measure.

•	Bonus caps. Annual cash incentive awards have maximum levels of financial performance. At maximum or greater than maximum levels of performance, annual cash incentive plan payouts are capped at 150% of target.

•	Performance measure mix. Tornier uses a mix of performance measures within its annual cash incentive plan, including total revenue, total extremities revenue, EBITDA and free cash flow, in each case as adjusted.

•	At-risk pay. A significant portion of executives’ compensation is “performance-based” or “at risk.” For 2014, 76% of target total direct compensation was performance-based for the CEO, and between 70% and 76% of target total direct compensation for other named executive officers was performance-based, assuming grant date fair values for equity awards.

•	Equity-based pay. A significant portion of executives’ compensation is “equity-based” and in the form of stock-based incentive awards. For 2014, 57% of target total direct compensation for the CEO and between 51% and 67% of target total direct compensation for other named executive officers was equity-based, assuming grant date fair values for equity awards.

•	LTI grant guidelines. The Tornier board of directors, upon recommendation of the compensation committee, each year adopts long-term incentive guidelines for the grant of equity awards to employees under the Tornier N.V. 2010 Incentive Plan and caps total equity award dilution at 2.3% per year.

•	Four-year vesting. Value received under long-term equity-based incentive awards is tied to four-year vesting and any value received by executives from stock option grants is contingent upon long-term stock price performance in that stock options have value only if the market value of Tornier ordinary shares exceeds the exercise price of the options.

•	Clawback policy. Tornier’s stock incentive plan and related award agreements include a “clawback” mechanism to recoup incentive compensation if it is determined that executives engaged in certain conduct adverse to Tornier’s interests. In addition, Tornier’s annual cash incentive plan also contains a clawback provision.

•	No tax gross-ups. Tornier does not provide tax “gross-up” payments in connection with any compensation, benefits or perquisites provided to executives.

•	Limited perquisites. Tornier provides only limited perquisites to its executives.

•	Stock ownership guidelines. Tornier maintains stock ownership guidelines for all of its executives.

•	No hedging or pledging. Tornier prohibits its executives from engaging in hedging transactions, such as short sales, transactions in publicly traded options, such as puts, calls and other derivatives, and pledging Tornier ordinary shares in any significant respect.

Say-on-Pay Vote

At Tornier’s 2014 annual general meeting of shareholders, Tornier shareholders had the opportunity to provide an advisory vote on the compensation paid to Tornier’s named executive officers, or a “say-on-pay” vote. Of the votes cast by Tornier shareholders, over 99% were in favor of Tornier’s “say-on-pay” proposal. Accordingly, the compensation committee generally believes that these results affirmed shareholder support of Tornier’s approach to executive compensation and did not believe it was necessary to make; and therefore, Tornier has not made, any significant changes to its executive pay program solely in response to that vote. In accordance with the result of the advisory vote on the frequency of the say-on-pay vote, which was conducted at Tornier’s 2011 annual general meeting of shareholders, the Tornier board of directors has determined that Tornier will conduct an executive compensation advisory vote every three years. Accordingly, the next say-on-pay vote will occur in 2017 in connection with Tornier’s 2017 annual general meeting of shareholders.

Compensation Objectives and Principles

Tornier’s executive compensation policies, plans and programs seek to enhance its profitability, and thus shareholder value, by aligning the financial interests of executives with those of Tornier shareholders and by emphasizing pay for performance. Specifically, Tornier’s executive compensation programs are designed to:

•	Attract and retain executives important to the success of Tornier and the creation of value for Tornier shareholders.

•	Reinforce Tornier’s corporate mission, vision and values.

•	Align the interests of executives with the interests of Tornier shareholders.

•	Reward executives for progress toward Tornier’s corporate mission and vision, the achievement of company performance objectives, the creation of shareholder value in the short and long term and the executives’ general contributions to the success of Tornier.

To achieve these objectives, the compensation committee makes pay decisions based on the following principles:

•	Base salary and total compensation levels will generally be targeted within the range of the 50th to 75th percentile of a group of similarly-sized peer companies. However, the competitiveness of any individual executive’s salary will be determined considering factors like the executive’s skills and capabilities, contributions as a member of the executive management team and contributions to Tornier’s overall performance. Pay levels will also reflect the sufficiency of total compensation potential and structure to ensure the retention of an executive when considering the executive’s compensation potential that may be available elsewhere.

•	At least two-thirds of the CEO’s compensation and half of other executives’ compensation opportunity should be in the form of variable compensation that is tied to financial results or share price.

•	The portion of total compensation that is performance-based or at-risk should increase with an executive’s overall responsibilities, job level and compensation. However, compensation programs should not encourage excessive risk-taking by executives.

•	A primary emphasis should be placed on company performance as measured against goals approved by the compensation committee rather than on individual performance.

•	At least half of the CEO’s compensation and one-third of other executives’ compensation opportunity should be in the form of stock-based incentive awards.

Executive Compensation Decision Making

Role of Compensation Committee and Board. The responsibilities of Tornier’s compensation committee include reviewing and approving corporate goals and objectives relevant to the compensation of executive officers, evaluating each executive’s performance in light of those goals and objectives and, either as a committee or together with the other directors, determining and approving each executive’s compensation, including performance-based compensation based on these evaluations (and, in the case of executives, other than the CEO, the CEO’s evaluation of such executive’s individual performance). Consistent with the Tornier shareholder-approved compensation policy for the Tornier board of directors, the compensation package for the CEO is determined by the non-executive directors, based upon recommendations from the compensation committee.

In setting or recommending executive compensation for named executive officers, the compensation committee considers the following primary factors:

•	each executive’s position within the company and the level of responsibility;

•	the ability of the executive to impact key business initiatives;

•	the executive’s individual experience and qualifications;

•	compensation paid to executives of comparable positions by companies similar to Tornier;

•	company performance, as compared to specific pre-established objectives;

•	individual performance, generally and as compared to specific pre-established objectives;

•	the executive’s current and historical compensation levels;

•	advancement potential and succession planning considerations;

•	an assessment of the risk that the executive would leave Tornier and the harm to its business initiatives if the executive left;

•	the retention value of executive equity holdings, including outstanding stock options and stock awards;

•	the dilutive effect on the interests of Tornier shareholders of long-term equity-based incentive awards; and

•	anticipated share-based compensation expense as determined under applicable accounting rules.

The compensation committee also considers the recommendations of the CEO with respect to executive compensation to be paid to other executives. The significance of any individual factor described above in setting executive compensation will vary from year to year and may vary among Tornier’s executives. In making its final decision regarding the form and amount of compensation to be paid to Tornier’s named executive officers (other than the CEO), the compensation committee considers and gives great weight to the recommendations of the CEO recognizing that due to his reporting and otherwise close relationship with each executive, the CEO often is in a better position than the compensation committee to evaluate the performance of each executive (other than himself). In making its final decision regarding the form and amount of compensation to be paid to the CEO, the compensation committee considers the results of the CEO’s self-review and his individual annual performance review by the compensation committee, benchmarking data gathered by Mercer and the recommendations of Tornier’s non-executive directors. The CEO’s compensation is approved by Tornier’s non-executive directors, upon recommendation of the compensation committee.

Role of Management. Three members of Tornier’s executive team play a role in executive compensation process and regularly attend meetings of the compensation committee—the CEO, Senior Vice President, Global Human Resources and HPMS and Senior Vice President, Chief Legal Officer and Secretary. The CEO assists the compensation committee primarily by making formal recommendations regarding the amount and type of compensation to be paid to executives (other than himself). In making these recommendations, the CEO considers many of the same factors listed above that the compensation committee considers in setting executive compensation, including in particular the results of each executive’s annual performance review and the executive’s achievement of his or her individual management performance objectives established in connection with Tornier’s annual cash incentive plan, described below. The Senior Vice President, Global Human Resources and HPMS assists the compensation committee primarily by gathering compensation related data regarding executives and coordinating the exchange of this information and other executive compensation information among the members of the compensation committee, the compensation committee’s compensation consultant and management in anticipation of compensation committee meetings. The Senior Vice President, Chief Legal Officer and Secretary assists the compensation committee primarily by ensuring compliance with legal and regulatory requirements and educating the committee on executive compensation trends and best practices from a corporate governance perspective. Final deliberations and decisions regarding the compensation to be paid to each executive, however, are made by the Tornier board of directors or compensation committee without the presence of the executive.

Role of Consultant. The compensation committee has retained the services of Mercer to provide executive compensation advice. Mercer’s engagement by the compensation committee includes reviewing and advising on all significant aspects of executive compensation. This includes base salaries, short-term cash incentives and long-term equity incentives for executives, and cash compensation and long-term equity incentives for non-executive directors. At the request of the compensation committee, each year, Mercer recommends a peer group of companies, collects relevant market data from these companies to allow the compensation committee to compare elements of Tornier’s compensation program to those of its peers, provides information on executive compensation trends and implications for Tornier and makes other recommendations to the compensation committee regarding certain aspects of its executive compensation program. Tornier’s management, principally the Senior Vice President, Global Human Resources and HPMS and the chair of the compensation committee, regularly consult with representatives of Mercer before compensation committee meetings. A representative of Mercer is invited on a regular basis to attend, and periodically attends, meetings of the compensation committee. In making its final decision regarding the form and amount of compensation to be paid to executives, the compensation committee considers the information gathered by and recommendations of Mercer. The compensation committee values Mercer’s benchmarking information and input regarding best practices and trends in executive compensation matters.

Use of Peer Group and Other Market Data. To help determine appropriate levels of compensation for certain elements of Tornier’s executive compensation program, the compensation committee reviews annually the compensation levels of Tornier’s named executive officers and other executives against the compensation levels of comparable positions with companies similar to Tornier in terms of products, operations and revenues. The elements of Tornier’s executive compensation program to which the compensation committee “benchmarks” or uses to base or justify a compensation decision or to structure a framework for compensating executives include base salary, short-term cash incentive opportunity and long-term equity incentives. With respect to other elements of Tornier’s executive compensation program, such as perquisites, severance and change in control arrangements, the compensation committee benchmarks these elements on a periodic or as needed basis and in some cases uses peer group or market data more as a “market check” after determining the compensation on some other basis. The compensation committee believes that compensation paid by peer group companies is more representative of the compensation required to attract, retain and motivate Tornier’s executive talent than broader survey data and that compensation paid by peer companies that are in the same business, with similar products and operations, and with revenues in a range similar to Tornier, generally provides more relevant comparisons.

In February 2013, Mercer worked with the compensation committee to identify a peer group of 16 companies that the compensation committee approved. Companies in the peer group are public companies in the health care equipment and supplies business with products and operations similar to those of Tornier that had annual revenues generally within the range of one-half to two times Tornier’s annual revenues. The peer group included the following companies:

Angiodynamics Inc.	Thoratec Corporation	Exactech, Inc.
Wright Medical Group, Inc.	Arthrocare Corporation	Cyberonics, Inc.
Volcano Corporation	Merit Medical Systems, Inc.	Alphatec Holdings, Inc.
Nuvasive, Inc.	ICU Medical, Inc.	Conceptus, Inc.
Orthofix International N.V. Masimo Corporation	NxStage Medical, Inc.	RTI Biologics, Inc.

The table below sets forth revenue and market capitalization information regarding the peer group and Tornier’s position within the peer group as of October 2013, which was the date Mercer used to compile an executive compensation analysis that the compensation committee used in connection with its recommendations and decisions regarding executive compensation for 2014:

	Annual revenue (in millions)	Market capitalization (in millions)
25th percentile	$248	$434
Median	346	995
75th percentile	421	1,267
Tornier	298	924
Percentile rank	38%	47%

In reviewing benchmarking data, the compensation committee recognizes that benchmarking may not always be appropriate as a stand-alone tool for setting compensation due to aspects of Tornier’s business and objectives that may be unique to Tornier. Nevertheless, the compensation committee believes that gathering this information is an important part of its compensation-related decision-making process. However, where a sufficient basis for comparison does not exist between the peer group data and an executive, the compensation committee gives less weight to the peer group data. For example, relative compensation benchmarking analysis does not consider individual specific performance or experience or other case-by-case factors that may be relevant in hiring or retaining a particular executive.

Market Positioning. In general, Tornier targets base salary and total compensation levels within the range of the 50th to 75th percentile of its peer group. However, the specific competitiveness of any individual executive’s pay will be determined considering factors like the executive’s skills and capabilities, contributions as a member of the executive management team and contributions to Tornier’s overall performance. The compensation committee will also consider the sufficiency of total compensation potential and the structure of pay plans to ensure the hiring or retention of an executive when considering the compensation potential that may be available elsewhere.

Executive Compensation Components

The principal elements of Tornier’s executive compensation program for 2014 were:

•	base salary;

•	short-term cash incentive compensation;

•	long-term equity-based incentive compensation, in the form of stock options and restricted stock unit awards; and

•	other compensation arrangements, such as benefits made generally available to Tornier’s other employees, limited and modest executive benefits and perquisites, and severance and change in control arrangements.

In determining the form of compensation for Tornier’s named executive officers, the compensation committee views these elements of Tornier’s executive pay program as related but distinct. The compensation committee does not believe that significant compensation derived by an executive from one element of Tornier’s compensation program should necessarily result in a reduction in the amount of compensation the executive receives from other elements or that minimal compensation derived from one element should necessarily result in an increase in the amount the executive should receive from one or more other elements of compensation.

Except as otherwise described in this CD&A, the compensation committee has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and currently paid out compensation, between cash and non-cash compensation, or among different forms of non-cash compensation.

However, the compensation committee’s philosophy is to make a greater percentage of an executive’s compensation performance-based, and therefore at risk, as the executive’s position changes and responsibility increases given the influence more senior level executives generally have on company performance. Thus, individuals with greater roles and responsibilities associated with achieving Tornier’s objectives should bear a greater proportion of the risk that those goals are not achieved and should receive a greater proportion of the reward if objectives are met or surpassed. For example, this philosophy is illustrated by the higher annual cash incentive targets and long-term equity incentives of Tornier’s CEO compared to Tornier’s other executives. In addition, Tornier’s objective is that at least two-thirds of the CEO’s compensation and half of other executives’ compensation opportunity be in the form of variable compensation that is tied to financial results or share price and that at least half of the CEO’s compensation and one-third of other executives’ compensation opportunity be in the form of stock-based incentive awards.

The overall mix of annual base salaries, target annual cash incentive awards and grant date fair value long-term incentive awards as a percent of target total direct compensation for Tornier’s CEO and other named executive officers as a group for 2014 is provided below. The value of the long-term incentives represented is based on the grant date fair value of stock options and restricted stock unit awards granted during 2014. Actual long-term incentive value will be based on long-term stock price performance. Other compensation, including discretionary and contingent sign-on bonuses and perquisites, are excluded from the table below.

Base Salary

Overview. Tornier provides a base salary for its named executive officers that, unlike some of the other elements of its executive compensation program, is not subject to company or individual performance risk. Tornier recognizes the need for most executives to receive at least a portion of their total compensation in the form of a guaranteed base salary that is paid in cash regularly throughout the year. Base salary amounts are established under each executive’s employment agreement, and are subject to subsequent upward adjustments by the compensation committee, or in the case of any executive who is also a director, the Tornier board of directors, upon recommendation of the compensation committee.

Setting Initial Salaries for New Executives. Tornier initially fixes base salaries for executives at a level Tornier believes enables it to hire and retain them in a competitive environment and to reward satisfactory individual performance and a satisfactory level of contribution to its overall business objectives. Tornier did not hire any new executives during 2014.

Annual Salary Increases. Tornier reviews the base salaries of its named executive officers in the beginning of each year following the completion of its prior year individual performance reviews. If appropriate, Tornier may increase base salaries to recognize annual increases in the cost of living and superior individual performance and to ensure that its base salaries remain market competitive. Annual base salary increases as a result of cost of living adjustments and individual performance are referred to as “merit increases.” In addition, Tornier may make additional upward adjustments to an executive’s base salary to compensate the executive for assuming increased roles and responsibilities, to retain an executive at risk of recruitment by other companies, and/or to bring an executive’s base salary closer to the 50th to 75th percentile of companies in Tornier’s peer group. Tornier refers to these base salary increases as “market adjustments.”

The table below sets forth base salaries effective as of February 1, 2014, the percentage increases compared to 2013 base salaries, and the 2014 base salaries compared to the 50th percentile of Tornier’s peer group for each of Tornier’s named executive officers who were executives at the time of the merit increase:

Name	2014 base salary ($)	2014 base salary % increase compared to 2013	2014 base salary compared to peer group 50th percentile
David H. Mowry	$550,000	22.2%	6% below
Shawn T McCormick	365,456	3.0%	7% above
Terry M. Rich	369,694	2.8%	13% above
Kevin M. Klemz	332,868	10.0%	3% above
Gregory Morrison	300,002	8.6%	13% above

The merit increases for Tornier’s named executive officers who were executives at the time of the increase in February 2014 ranged from 2.8% to 4.0% over 2013 base salaries. The percentage merit increase for a particular executive largely depends upon the results of the executive’s performance review for the previous year. In addition to merit increases, Mr. Mowry, Mr. Klemz and Mr. Morrison received market adjustments to their base salaries. In evaluating the performance of Mr. Mowry and the amount of his 2014 base salary increase, the compensation committee considered Mr. Mowry’s self-review, discussed his performance, considered the benchmarking data gathered by Mercer and sought the input from the non-executive directors. In assessing the performance of Mr. Mowry, the compensation committee evaluated primarily his ability to achieve his goals and objectives and lead the company. Mr. Mowry’s percentage increase in base salary was to bring his base salary closer to the 50th percentile. Even after such upward market adjustment, Mr. Mowry’s base salary was slightly below the 50th percentile. The market adjustment for Mr. Klemz was intended to bring his base salary closer to the 50th percentile and to compensate him for taking on additional responsibilities and the market adjustment for Mr. Morrison was intended to compensate him for taking on additional responsibilities.

2015 Base Salaries. In February 2015, Tornier set the following base salaries for 2015 for its named executive officers: Mr. Mowry ($572,000), Mr. McCormick ($377,333), Mr. Rich ($384,482), Mr. Klemz ($345,351) and Mr. Morrison ($312,002), representing merit increases between 3.25% and 4.0%. No upward market adjustments were made.

Short-Term Cash Incentive Compensation

Tornier’s short-term cash incentive compensation is paid as an annual cash payout under its corporate performance incentive plan. These payouts are intended to compensate executives, as well as other employees, for achieving annual corporate financial performance goals and, in some cases, divisional financial performance goals, and, in most cases, individual performance goals.

Target Payout Percentages. Target payouts were established under each named executive officer’s employment agreement at the time the agreements were entered into and are currently as follows for each named executive officer:

Name	Percentage of base salary
David H. Mowry	80%
Shawn T McCormick	50%
Terry M. Rich	75%
Kevin M. Klemz	40%
Gregory Morrison	40%

The 2014 target bonus percentages for Tornier’s named executive officers did not change from their 2013 levels. Based on an executive compensation analysis by Mercer in October 2013, the target bonus percentages for Tornier’s named executive officers were either at or below the 50th percentile for executives with similar positions in Tornier’s peer group, except in the case of Mr. Mowry, whose target bonus percentage of 80% is slightly above the 25th percentile and below the 50th percentile, Mr. Klemz whose target bonus percentage of 40% is below the 50th percentile, and Mr. Rich, whose target bonus percentage of 75% is above the 75th percentile. The compensation committee set Mr. Rich’s target bonus percentage at 75% to give him a competitive compensation package so Tornier could hire him from his prior employer.

Performance Goals and Actual Payouts. Payouts under Tornier’s corporate performance incentive plan to its named executive officers for 2014 were based upon achievement of corporate performance goals for all executives, divisional performance goals for one executive and individual performance goals for all executives, except Mr. Mowry and Mr. Rich.

Named executive officer	Percentage based upon corporate performance goals	Percentage based upon divisional performance goals	Percentage based upon individual performance goals
David H. Mowry	100%	0%	0%
Shawn T McCormick	90%	0%	10%
Terry Rich	40%	60%	0%
Kevin M. Klemz	80%	0%	20%
Gregory Morrison	80%	0%	20%

The corporate performance metrics and their weightings for 2014 are set forth in the table below. These four corporate performance metrics were selected for 2014 because they were determined to be the four most important indicators of Tornier’s financial performance for 2014 as evaluated by management and analysts. Extremities revenue was weighted most heavily since that was intended to be Tornier’s greatest focus in 2014.

Corporate performance metric	Weighting
Adjusted extremities revenue	50%
Adjusted EBITDA	20%
Adjusted free cash flow	20%
Adjusted total revenue	10%

The table below sets forth the corporate performance goals for 2014, the range of possible payouts, and the actual payout percentage for Tornier’s named executive officers based on the actual performance achieved. In each case, the goals were adjusted for certain items, including changes to foreign currency exchange rates and items that are unusual and not reflective of normal operations. If performance falls below the threshold level, there is no payout for such performance metric. If performance falls between the threshold, target and maximum levels, actual payout percentages are determined on a sliding scale basis, with payouts for each performance metric starting at 50% of target for threshold performance and capped at 150% of target for maximum achievement. For 2014, the total weighted-average payout percentage applicable to the portion of the 2014 annual cash incentive bonus tied to corporate performance goals was 119.5% of target since actual performance exceeded target for all performance goals except the adjusted free cash flow goal.

	Performance goals(1)
Performance metric	Threshold (50% payout)	Target (100% payout)	Maximum (150% payout)	2014 performance(2)	2014 payout
Adjusted extremities revenue(3)	$260.3 mil.	$272.3 mil.	$284.5 mil.	$287.6 mil.	150%
Adjusted EBITDA(4)	24.8 mil.	28.6 mil.	35.1 mil.	34.5 mil.	145%
Adjusted free cash flow(5)	(14.7) mil.	(11.0) mil.	(4.4) mil.	(31.2) mil.	0%
Adjusted total revenue(6)	311.0 mil.	325.7 mil.	340.3 mil.	345.5 mil.	150%

(1)	The performance goals were established based on an assumed foreign currency exchange rate. For revenue, Tornier assumed a foreign currency exchange rate of 1.277, which represented the actual reported average rate of foreign exchange in 2013. For all other performance goals, Tornier assumed a foreign currency exchange rate of 1.32 U.S. dollars for 1 Euro, which represented an anticipated average rate of foreign exchange for 2014 and which was the foreign currency exchange rate used by Tornier for 2014 budgeting purposes.
(2)	The compensation committee determined 2014 payouts after reviewing Tornier’s unaudited financial statements, which were adjusted for changes to foreign currency exchange rates and which were subject to additional discretionary adjustment by the compensation committee for items that are unusual and not reflective of normal operations. For purposes of determining 2014 payouts, in addition to foreign currency exchange rate adjustments, the compensation committee made additional adjustments discussed in the notes below. Accordingly, the figures included in the “2014 performance” column reflect foreign currency exchange rate and discretionary adjustments and differ from the figures reported in Tornier’s 2014 audited financial statements.
(3)	“Adjusted extremities revenue” means Tornier’s extremities revenue for 2014, as adjusted for changes to foreign currency exchange rates.
(4)	“Adjusted EBITDA” means Tornier’s net loss for 2014, as adjusted for changes to foreign currency exchange rates, before interest income and expense, income tax expense and benefit, depreciation and amortization, as adjusted further to give effect to, among other things, non-operating income and expense, foreign currency transaction gains and losses, share-based compensation, amortization of the inventory step-up from acquisitions and special charges including acquisition, integration and distribution transition costs, restructuring charges, and certain other items that affect the comparability and trend of Tornier’s operating results.
(5)	“Adjusted free cash flow” means cash flow generated from operations less instrument investments and plant, property and equipment investments, as adjusted for changes to foreign currency exchange rates.
(6)	“Adjusted total revenue” means Tornier’s total revenue for 2014, as adjusted for changes to foreign currency exchange rates.

For 2014, since Mr. Rich is in charge of Tornier’s U.S. commercial operations, 60% of his corporate performance incentive plan 2014 payout was based on adjusted U.S. revenue. The table below sets forth Mr. Rich’s divisional performance goal for 2014, the range of possible payouts and the actual payout percentage applicable to the portion of the 2014 annual cash incentive bonus tied to Mr. Rich’s divisional performance goal based on actual performance achieved.

	Performance goals
Performance metric	Threshold (50% payout)	Target (100% payout)	Maximum (150% payout)	2014 performance	2014 payout
Adjusted U.S. revenue	$182.1 mil.	$187.7 mil.	$196.1 mil.	$199.3 mil.	150%

To foster cooperation and communication among executives, the compensation committee places primary emphasis on overall corporate and divisional performance goals rather than on individual performance goals. For named executive officers, at least 80% of their 2014 annual cash incentive plan payouts were determined based on the achievement of corporate and divisional performance goals and only 20% or less were based on achievement of individual performance goals. In addition, under the terms of the plan, no bonus payouts attributable to individual performance were to occur if the threshold adjusted cash flow corporate performance goal was not achieved. Executives with individual performance goals performed exceptionally well during 2014, resulting in a decision by the compensation committee to pay out for individual performance despite the fact that the threshold adjusted free cash flow metric was not met.

The individual performance goals used to determine payouts under Tornier’s corporate performance incentive plan are management by objectives, known internally as MBOs. MBOs are generally two to three written, specific and measurable objectives agreed to and approved by the executive, CEO and compensation committee in the beginning of the year. All MBOs were weighted, with areas of critical importance or critical focus weighted most heavily. Each of Tornier’s named executive officers participated in a review process during the beginning of 2015 and in connection with such review was rated (on a scale from one to four with a rating of three representing target or “on plan” performance) depending on whether, and at times, when, their MBOs for 2014 were achieved. These ratings were then used to determine the portion of the final bonus payout attributable to MBOs.

The MBOs for each named executive officer who had MBOs for 2014 are described in the table below. Most of the MBOs related primarily to the continued implementation of Tornier’s high performance management system (“HPMS”), which focuses executives’ efforts on Tornier’s vital programs, action items and objectives to work toward fulfilling its corporate mission, vision and values.

Name	2014 MBOs
Shawn T McCormick	• Financing alternatives analysis • Enterprise risk management readiness and deployment • Development of key performance indicators and monthly reporting dashboard

Kevin M. Klemz	• Global regulatory affairs organization improvements that align to Tornier’s global business strategies • Global legal function improvements

Gregory Morrison

•       Timely and successful execution of HPMS vital few teams to include certain aspects intended to increase overall ratings within customer, employee and shareholder branches

•       Introduce and execute global human capital planning process that aligns to Tornier’s global business strategies

•       Drive specific human resources initiatives related to U.S. sales channel

The compensation committee determined that each of Messrs. McCormick, Klemz and Morrison achieved 87.5%, 112.5% and 100.0%, respectively, of their respective MBOs.

The table below sets forth, with respect to each named executive officer, the maximum potential bonus opportunity as a percentage of base salary and the actual bonus paid under the corporate performance incentive compensation plan for 2014, both in amount and as a percentage of 2014 base earnings:

Name	Maximum potential bonus as percentage of base salary	Actual bonus paid ($)	Actual bonus paid as a percentage of 2014 base earnings
David H. Mowry	120% (150% of 80%)	$513,999	95.2%
Shawn T McCormick	75% (150% of 50%)	211,098	57.9%
Terry M. Rich	113% (150% of 75%)	380,525	103.2%
Kevin M. Klemz	60% (150% of 40%)	155,344	47.1%
Gregory Morrison	60% (150% of 40%)	137,194	46.1%

In December 2014, the compensation committee accelerated the payment of a portion of the corporate performance incentive plan payout anticipated to be paid to Mr. Mowry based on Tornier’s preliminary and unaudited financial performance during 2014. The intent in making the accelerated payment to Mr. Mowry was to eliminate or reduce excess parachute payments under Code Section 280G which in turn eliminates or reduces excise tax liabilities and allows a greater portion of compensation to be tax deductible by Tornier, assuming Tornier’s proposed merger with Wright Medical Group, Inc. would be completed during 2015. The amount accelerated was $330,000, which represented 75 percent of Mr. Mowry’s target bonus payout. The remainder of Mr. Mowry’s payout, which final payout reflected the above-target actual performance for 2014, was paid in February 2015 when other payouts were made.

Corporate Performance Incentive Plan for 2015. In February 2015, the Tornier board of directors, upon recommendation of the compensation committee, approved the material terms of the Tornier N.V. corporate performance incentive plan for 2015. In light of the proposed merger with Wright, the plan provides the compensation committee flexibility to shorten the plan year to a period less than the full fiscal year 2015. The 2015 target bonus percentages for named executive officers did not change from their 2014 levels, but payouts may be prorated depending upon the timing of the completion of the proposed merger with Wright. Consistent with the design for the 2014 plan, the payout under the 2015 corporate performance incentive plan for Tornier’s President and Chief Executive Officer will be based 100% upon achievement of corporate performance goals, with no divisional performance or individual performance components. The payouts for Tornier’s other named executive officers will be similar to 2014. The corporate performance measures under the plan for 2015 will be based on Tornier’s adjusted revenue (both total revenue and total extremities revenue), adjusted EBITDA and adjusted free cash flow. The divisional performance measures for 2015 will be based on adjusted U.S. revenue for Mr. Rich. The material terms of the plan for 2015 are otherwise the same as the plan for 2014.

Long-Term Equity-Based Incentive Compensation

Generally. The compensation committee’s primary objectives with respect to long-term equity-based incentives are to align the interests of executives with the long-term interests of Tornier shareholders, promote stock ownership and create significant incentives for executive retention. Long-term equity-based incentives typically comprise a significant portion of each named executive officer’s compensation package, consistent with Tornier’s executive compensation philosophy that at least half of the CEO’s compensation and one-third of other executives’ compensation opportunity should be in the form of stock-based incentive awards. For 2014, equity-based compensation comprised 57% of total compensation for Tornier’s CEO during the year and ranged from 51% to 67% of total compensation for Tornier’s other named executive officers, assuming grant date fair value for equity awards.

Before Tornier’s initial public offering in February 2011, Tornier granted stock options under Tornier’s prior stock option plan, which is now the Tornier N.V. Amended and Restated Stock Option Plan and referred to in this report as Tornier’s prior stock option plan. Since Tornier’s initial public offering, Tornier ceased making grants under Tornier’s prior stock option plan and subsequently has granted stock options and other equity-based awards under the Tornier N.V. 2010 Incentive Plan, which is referred to in this report as Tornier’s stock incentive plan or the 2010 plan. Both the Tornier board of directors and Tornier shareholders have approved Tornier’s stock incentive plan, under which named executive officers (as well as other executives and key employees) are eligible to receive equity-based incentive awards. For more information on the terms of Tornier’s stock incentive plan, see “Executive Compensation of Tornier—Grants of Plan-Based Awards—Tornier N.V. 2010 Incentive Plan.” All equity-based incentive awards granted to named executive officers during 2014 were made under Tornier’s stock incentive plan.

To assist the Tornier board of directors in granting, and the compensation committee and management in recommending the grant of, equity-based incentive awards, the compensation committee, in April 2014, on Mercer’s recommendation, adopted long-term incentive grant guidelines. In addition to long-term incentive grant guidelines, the Tornier board of directors adopted a stock grant policy document, which includes policies that the Tornier board of directors and compensation committee follow in connection with granting equity-based incentive awards, including the long-term incentive grant guidelines.

Types of Equity Grants. Under Tornier’s long-term incentive grant guidelines and policy document, the Tornier board of directors, on recommendation of the compensation committee, generally grants three types of equity-based incentive awards to named executive officers: performance recognition grants, talent acquisition grants and special recognition grants. On limited occasion, the Tornier board of directors, on recommendation of the compensation committee, may grant purely discretionary awards. During 2014, performance recognition grants and discretionary grants were made to one or more of Tornier’s named executive officers, as described in more detail below under “—2014 Equity Awards.”

Performance recognition grants are discretionary annual grants that are made during mid-year to give the compensation committee another formal opportunity during the year to review executive compensation and recognize executive and other key employee performance. In July 2014, the performance recognition grants were approved by the Tornier board of directors, on recommendation of the compensation committee, but the grant date of the awards was effective as of the third full trading day after the release of Tornier’s second quarter earnings in August 2014. The recipients and size of the performance recognition grants were determined, on a preliminary basis, by each executive with input from their management team and based on Tornier’s long-term incentive grant guidelines and the 10-trading day average closing sale price of Tornier ordinary shares as reported by the NASDAQ Global Select Market. Grants were determined one week before the corporate approval of the awards, and then ultimately approved by the Tornier board of directors, on recommendation by the compensation committee. Under Tornier’s long-term incentive grant guidelines for annual performance recognition grants, named executive officers received a certain percentage of their respective base salaries in stock options and stock grant awards (in the form of restricted stock units and referred to as stock awards or RSUs in this CD&A and elsewhere in this report), as set forth in more detail in the table below.

Once the target total long-term equity value was determined for each executive based on the executive’s relevant percentage of base salary, half of the value was provided in stock options and the other half was provided in stock awards. The reasons why Tornier uses stock options and stock awards are described below under “—Stock Options” and “—Stock Awards.” The target dollar value to be delivered in stock options (50% of the target total long-term equity value) was divided by the Black-Scholes value of one Tornier ordinary share to determine the number of stock options, which then was rounded to the nearest whole number or in some cases multiple of 100. The number of stock awards was calculated using the intended dollar value (50% of the target total long-term equity value) divided by the 10-trading day average closing sale price of Tornier ordinary shares as reported by the NASDAQ Global Select Market and was determined one week before the date of anticipated corporate approval of the award, which number was then rounded to the nearest whole number or in some cases multiple of 100. Typically, the number of Tornier ordinary shares subject to stock awards is fewer than the number of Tornier ordinary shares that would have been covered by a stock option of equivalent target value. The actual number of stock options and stock awards granted may then be pared back so that the estimated run rate dilution under Tornier’s stock incentive plan is acceptable to the compensation committee (i.e., approximately 2.7% for 2014). The CEO next reviewed the preliminary individual awards and had the opportunity to make recommended discretionary adjustments. The proposed individual awards were then presented to the compensation committee, which also had the opportunity to make discretionary adjustments before recommending awards to the Tornier board of directors for approval. Neither the CEO nor the compensation committee made any discretionary adjustments to awards granted to the named executive officers during 2014. After board approval, awards were issued, with the exercise price of the stock options equal to the closing price of Tornier ordinary shares on the grant date. In determining the number of stock options or stock awards to make to an executive as part of a performance recognition grant, previous awards, whether vested or unvested, granted to such individual had no impact.

The table below describes Tornier’s long-term incentive grant guidelines for annual performance recognition grants that applied to Tornier’s named executive officers for 2014.

Named executive officer	Grade level	Incentive grant guideline expressed as % of base salary for grade level	Incentive grant guideline dollar value of long-term incentives ($)
David H. Mowry	11	250%	$1,375,000
Shawn T McCormick	9	125%	450,985
Terry M. Rich	8	125%	462,118
Kevin M. Klemz	8	125%	416,085
Gregory Morrison	8	125%	375,003

Consistent with the principle that the interests of Tornier’s executives should be aligned with those of its shareholders and that the portion of an executive’s total compensation that varies with performance and is at risk should increase with the executive’s level of responsibility, incentive grants, expressed as a percentage of base salary and dollar values, increase as an executive’s level of responsibility increases. The incentive grant guidelines were benchmarked by Mercer against Tornier’s peer group.

Performance recognition grants also may be made in connection with the promotion of an individual. When a performance recognition grant is made in connection with the promotion of an individual, the amount of the grant is usually based on the pro rata difference between the long-term incentive grant guideline for the new position compared to the long-term incentive grant guideline for the prior position. No promotional grants were made during 2014.

Talent acquisition grants are made in stock options and stock awards, and are used for new hires. These grants are considered and approved by the Tornier board of directors, upon recommendation of the compensation committee, as part of the executive’s compensation package at the time of hire (with the grant date and exercise price delayed until the hire date or the first open window period after board approval of the grant). As with Tornier’s performance recognition grants, the size of Tornier’s talent acquisition grants is determined by dollar amount (as opposed to number of underlying shares), and under Tornier’s long-term incentive grant guidelines, is generally two times the long-term incentive grant guidelines for annual performance recognition grants, as recommended by Mercer. Tornier recognizes that higher initial grants often are necessary to attract a new executive, especially one who may have accumulated a substantial amount of equity-based long-term incentive awards at a previous employer that would typically be forfeited upon acceptance of employment with Tornier. In some cases, Tornier may need to further increase a talent acquisition grant to attract an executive. No talent acquisitions grants were made during 2014.

In addition to Tornier’s annual and promotional performance recognition grants and talent acquisition grants, from time to time, Tornier may make special recognition grants or discretionary grants to executive officers for retention or other purposes. Such grants may vest based on the passage of time and/or the achievement of certain performance goals, such as those based on Tornier’s revenue, expenses, profitability, productivity, cash flows, asset utilization, shareholder return, share price and other similar performance measures. For example, as described in more detail below under “—2014 Equity Awards,” in February 2014, stock awards in the form of restricted stock units were granted to certain of Tornier’s executive officers, the vesting of which is based on the passage of time or, if earlier, the achievement of certain minimum share price triggers.

Stock Options. Historically, Tornier has granted stock options to named executive officers, as well as other key employees. Tornier believes that options effectively incentivize employees to maximize company performance, as the value of awards is directly tied to an appreciation in the value of Tornier ordinary shares. They also provide an effective retention mechanism because of vesting provisions. An important objective of Tornier’s long-term incentive program is to strengthen the relationship between the long-term value of Tornier ordinary shares and the potential financial gain for employees. Stock options provide recipients with the opportunity to purchase Tornier ordinary shares at a price fixed on the grant date regardless of future market price. The vesting of Tornier’s stock options is generally time-based. Consistent with Tornier’s historical practice, 25% of the shares underlying the stock option typically vest on the one-year anniversary of the grant date (or if later, on the hire date) and the remaining 75% of the underlying shares vest over a three-year period thereafter in 12 nearly equal quarterly installments. Tornier’s policy is to grant options only with an exercise price equal to or more than the fair market value of a Tornier ordinary share on the grant date.

Because stock options become valuable only if the share price increases above the exercise price and the option holder remains employed during the period required for the option to vest, they provide an incentive for an executive to remain employed. In addition, stock options link a portion of an employee’s compensation to the interests of Tornier shareholders by providing an incentive to achieve corporate goals and increase the market price of Tornier ordinary shares over the four-year vesting period.

Tornier times its option grants to occur on the third trading day after the public release of its financial results for its most recently ended quarter. As a Dutch company, Tornier must comply with Dutch insider trading laws which prohibit option grants when Tornier is aware of material nonpublic information.

Stock Awards. Stock awards are intended to retain key employees, including named executive officers, through vesting periods. Stock awards provide the opportunity for capital accumulation and more predictable long-term incentive value than stock options. All of Tornier’s stock awards are stock grants in the form of restricted stock units, which is a commitment by Tornier to issue Tornier ordinary shares at the time the stock award vests. The specific terms of vesting of a stock award depend on whether the award is a performance recognition grant or talent acquisition grant. Performance recognition grants of stock awards are made mid-year and vest in four annual installments on June 1st of each year. Talent acquisition grants of stock awards to new hires vest in a similar manner, except that the first installment is often pro-rated, depending on the grant date.

2014 Equity Awards. The Tornier board of directors, on recommendation of the compensation committee, made annual performance recognition grants and discretionary retention grants to one or more of Tornier’s named executive officers during 2014. The table below describes the annual performance recognition grants made to Tornier’s named executive officers in 2014 and the applicable long-term incentive grant guideline for such performance recognition grants for these executives.

Named executive officer	Stock options	Stock awards	Value of long-term incentive grant guideline(1) ($)
David H. Mowry	66,373	30,009	$1,375,000
Shawn T McCormick	22,051	9,970	450,985
Terry M. Rich	22,307	10,085	462,118
Kevin M. Klemz	20,085	9,081	416,085
Gregory Morrison	18,102	8,184	375,003

(1)	The value per long-term incentive grant guideline of the annual performance recognition grants is based on the value calculated under Tornier’s long-term incentive grant guidelines and does not necessarily match the grant date fair value of the equity awards under applicable accounting rules and as set forth in the Grants of Plan Based Awards Table later in this report.

In February 2014, stock grants, in the form of restricted stock units, were awarded to certain of Tornier’s executives, including four of Tornier’s named executive officers. The purpose of the grants was to retain and motivate Tornier’s executives in light of the fact that: (1) the continuity of Tornier’s executive team is important for executing Tornier’s current strategic plan; (2) such executives received minimal corporate performance incentive plan payouts for 2013; (3) the vast majority of previously granted stock options held by such executives were then currently “underwater” and thus offered minimal retention value; and (4) the outstanding long-term equity incentive value for Tornier’s executives is below the median for all positions compared to Tornier’s peer group and below the 25th percentile in some cases.

The retention restricted stock units vest based on the passage of time, with 50% of the underlying shares vesting and becoming issuable on the two-year anniversary of the grant date, 25% on the three-year anniversary of the grant date and the remaining 25% on the four-year anniversary of the grant date, or, if earlier, upon the achievement of certain minimum share price triggers. The share price triggers were measured based on a 30-day average closing price of Tornier ordinary shares. In November 2014, a portion of these retention restricted stock units vested as a result of the trading price of Tornier ordinary shares.

The following named executive officers received the following number of retention restricted stock units: Mr. McCormick (12,500); Mr. Klemz (25,000); Mr. Morrison (25,000); and Mr. Rich (12,500). Mr. Mowry did not receive any retention restricted stock unit grants since it was his recommendation to make the grants, he did not recommend a grant for himself and the compensation committee did not believe he represented a retention risk. The number of retention restricted stock units granted to each named executive officer was determined based on a comparison of the value of their then current long-term equity incentives and their respective long-term incentive grant guideline.

Additional information concerning the long-term incentive compensation information for Tornier’s named executive officers for 2014 is included in the Summary Compensation Table and Grants of Plan-Based Awards Table later in this report.

All Other Compensation

Retirement Benefits. In 2014, each of Tornier’s named executive officers had the opportunity to participate in retirement plans maintained by Tornier’s operating subsidiaries, including its U.S. operating subsidiary’s 401(k) plan, on the same basis as Tornier’s other employees. Tornier believes that these plans provide an enhanced opportunity for executives to plan for and meet their retirement savings needs. Except for these plans, Tornier does not provide pension arrangements or post-retirement health coverage for its employees, including named executive officers. Tornier also does not provide any nonqualified defined contribution or other deferred compensation plans.

Perquisites and Other Benefits. Tornier’s named executive officers receive other benefits, which also are provided to Tornier’s other employees, including the opportunity to purchase Tornier ordinary shares at a discount with payroll deductions under Tornier’s tax-qualified employee stock purchase plan, and health, dental and life insurance benefits. Tornier provides additional modest perquisites to its named executive officers, only on a case-by-case basis.

Change in Control and Post-Termination Severance Arrangements

Change in Control Arrangements. To encourage continuity, stability and retention when considering the potential disruptive impact of an actual or potential corporate transaction, Tornier has established change in control arrangements, including provisions in its prior stock option plan, current stock incentive plan and written employment agreements with its executives and other key employees. These arrangements are designed to incentivize its executives to remain with Tornier in the event of a change in control or potential change in control. Tornier’s proposed merger with Wright will constitute a change in control under these arrangements.

Under the terms of Tornier’s current stock incentive plan and the individual award documents provided to recipients of awards under that plan, all stock options and stock awards become immediately vested (and, in the case of options, exercisable) upon the completion of a change in control of Tornier. For more information, see “Executive Compensation of Tornier—Potential Payments Upon Termination or Change in Control—Change in Control Arrangements—Generally.” Thus, the immediate vesting of stock options and stock awards is triggered by the change in control, itself, and thus is known as a “single trigger” change in control arrangement. Tornier believes its “single trigger” equity acceleration change in control arrangements provide important retention incentives during what can often be an uncertain time for employees. They also provide executives with additional monetary motivation to focus on and complete a transaction that the Tornier board of directors believes is in the best interests of the Tornier shareholders rather than to seek new employment opportunities. If an executive were to leave before the completion of the change in control, non-vested awards held by the executive would terminate.

In addition, Tornier has entered into employment agreements with its named executive officers and other officers to provide certain payments and benefits in the event of a change in control, most of which are payable only in the event their employment is terminated in connection with the change in control (“double-trigger” provisions). These change in control protections were initially offered to induce the executives to accept or continue employment with Tornier, provide consideration to executives for certain restrictive covenants that apply following termination of employment and provide continuity of management in connection with a threatened or actual change in control transaction. If an executive’s employment is terminated without cause or by the executive for “good reason” (as defined in the employment agreements) within 12 months following a change in control, the executive will be entitled to receive a lump sum payment equal to his or her base salary plus target bonus for the year of termination, health and welfare benefit continuation for 12 months following termination and accelerated vesting of all unvested options and stock awards. These arrangements, and a quantification of the payment and benefits provided under these arrangements, are described in more detail under “Executive Compensation of Tornier—Potential Payments Upon Termination or Change in Control—Change in Control Arrangements.” Other than the immediate acceleration of equity-based awards which Tornier believes aligns its executives’ interests with those of Tornier shareholders by allowing executives to participate fully in the benefits of a change in control as to all of their equity, in order for a named executive officer of Tornier to receive any other payments or benefits as a result of a change in control of Tornier, there must be a termination of the executive’s employment, either by Tornier without cause or by the executive for good reason. The termination of the executive’s employment by the executive without good reason will not give rise to additional payments or benefits either in a change in control situation or otherwise. Thus, these additional payments and benefits will not just be triggered by a change in control, but also will require a termination event not within the control of the executive, and thus are known as “double trigger” change in control arrangements. As opposed to the immediate acceleration of equity-based awards, Tornier believes that other change in control payments and benefits should properly be tied to termination following a change in control, given the intent that these amounts provide economic security to ease in the executive’s transition to new employment.

Tornier believes its change in control arrangements are an important part of its executive compensation program in part because they mitigate some of the risk for executives working in a smaller company where there is a meaningful likelihood that the company may be acquired. Change in control benefits are intended to attract and retain qualified executives who, absent these arrangements and in anticipation of a possible change in control of Tornier, might consider seeking employment alternatives to be less risky than remaining with Tornier through the transaction. Tornier believes that relative to the company’s overall value, Tornier’s potential change in control benefits are relatively small. Tornier confirms this belief by reviewing a tally sheet for each executive that summarizes the change in control and severance benefits potentially payable to each executive. Tornier also believes that the form and amount of such benefits are reasonable in light of those provided to executives by companies in Tornier’s peer group and other companies with which Tornier competes for executive talent and the amount of time typically required to find executive employment opportunities. Tornier, thus, believes it must continue to offer such protections in order to remain competitive in attracting and retaining executive talent.

Other Severance Arrangements. Each of Tornier’s named executive officers is entitled to receive severance benefits upon certain other qualifying terminations of employment, other than a change in control, pursuant to the provisions of such executive’s employment agreement. These severance arrangements were initially offered to induce the executives to accept or continue employment with Tornier and are primarily intended to retain Tornier’s executives and provide consideration to those executives for certain restrictive covenants that apply following termination of employment. Additionally, Tornier entered into the employment agreements because they provide Tornier valuable protection by subjecting the executives to restrictive covenants that prohibit the disclosure of confidential information during and following their employment and limit their ability to engage in competition with Tornier or otherwise interfere with its business relationships following their termination of employment. For more information on Tornier’s employment agreements and severance arrangements with its named executive officers, see the discussions below under “—Executive Compensation Tables and Narrative—Summary Compensation—Employment Agreements” and “—Potential Payments Upon a Termination or Change in Control.”

Stock Ownership Guidelines

In February 2014, Tornier established stock ownership guidelines that are intended to further align the interests of Tornier’s executive officers with those of its shareholders. Stock ownership targets for each of Tornier’s executive officers has been set at that number of Tornier ordinary shares with a value equal to a multiple of the executive’s annual base salary, with the multiple equal to three times for Tornier’s CEO and one and one-half times for Tornier’s other executive officers. Each of the executive officers has five years from the date of hire or, if the ownership multiple has increased during his or her tenure, five years from the date established in connection with such increase to reach his or her stock ownership targets. Until the applicable stock ownership target is achieved, each executive subject to the guidelines is required to retain an amount equal to 75% of the net shares received as a result of the exercise of stock options or the vesting of restricted stock units. If there is a significant decline in the price of Tornier’s ordinary shares that causes executives to be out of compliance, such executives will be subject to the 75% retention ratio, but will not be required to purchase additional shares to meet the applicable targets.

Tornier’s compensation committee reports on compliance with the guidelines at least annually to the Tornier board of directors. Stock ownership targets are evaluated and adjusted as necessary on January 1st each year and also whenever an executive’s annual base salary changes. As of January 1, 2015, all of Tornier’s executives met their respective individual stock ownership guideline.

Anti-Hedging and Pledging

Tornier’s code of conduct on insider trading and confidentiality prohibits Tornier’s executive officers from engaging in hedging transactions, such as short sales, transactions in publicly traded options, such as puts, calls and other derivatives, and pledging Tornier ordinary shares in any significant respect.

Clawback Policy

Tornier’s stock incentive plan and corporate performance incentive plan contain “clawback” provisions. Under Tornier’s stock incentive plan, if an executive is determined by the compensation committee to have taken action that would constitute “cause” or an “adverse action,” as those terms are defined in the plan, during or within one year after the termination of the executive’s employment, all rights of the executive under the plan and any agreements evidencing an award then held by the executive will terminate and be forfeited. In addition, the compensation committee may require the executive to surrender and return to Tornier any shares received, and/or to disgorge any profits or any other economic value made or realized by the executive in connection with any awards or any shares issued upon the exercise or vesting of any awards during or within one year after the termination of the executives employment or other service. Under Tornier’s corporate performance incentive plan, the compensation committee may require an executive to reimburse Tornier for incentive based compensation if: (a) the payment was predicated upon the achievement of certain financial results that were subsequently the subject of a material financial restatement, (b) in the compensation committee’s view, the executive engaged in fraud or misconduct that caused or partially caused the need for a material financial restatement, and (c) a lower payment would have occurred based upon the restated financial results.

Compensation Committee Report

Tornier’s compensation committee has reviewed and discussed the foregoing “Compensation Discussion and Analysis” with Tornier’s management. Based on this review and these discussions, Tornier’s compensation committee has recommended to the Tornier board of directors that the foregoing “—Compensation Discussion and Analysis” be included in Tornier’s annual report on Form 10-K for the year ended December 28, 2014.

Compensation Committee

Sean D. Carney

Richard W. Wallman

Elizabeth H. Weatherman

Executive Compensation Tables and Narratives

Summary Compensation

The table below provides summary information concerning all compensation awarded to, earned by or paid to the individuals that served as Tornier’s principal executive officer and principal financial officer and other named executive officers for the years ended December 28, 2014, December 29, 2013 and December 30, 2012.

SUMMARY COMPENSATION TABLE—2014

Name and principal position	Year	Salary(1) ($)	Bonus(2) ($)	Stock awards(3) ($)	Option awards(4) ($)	Non-equity incentive plan compensation(5) ($)	All other compen- sation(6) ($)	Total ($)
David H. Mowry(7) President and Chief Executive Officer and Executive Director	2014 2013 2012	548,613 444,334 341,591	— — —	649,995 687,758 192,630	655,281 689,921 195,481	513,999 106,285 17,666	7,350 27,673 42,251	2,370,238 1,955,971 789,619

Shawn T McCormick(8) Chief Financial Officer	2014 2013 2012	364,433 354,411 114,198	— — 75,000	456,450 240,848 354,488	217,703 241,636 357,207	211,098 47,686 5,710	4,773 3,707 —	1,254,457 888,288 906,603

Terry M. Rich(9) Senior Vice President, U.S. Commercial Operations	2014 2013 2012	368,726 358,823 282,468	— — —	458,941 244,116 614,993	220,230 244,915 735,654	380,525 16,093 21,185	— — —	1,428,422 863,947 1,654,300

Kevin M. Klemz Senior Vice President, Chief Legal Officer and Secretary	2014 2013 2012	329,958 285,690 275,656	— — —	677,694 127,903 205,410	198,293 129,805 206,091	155,344 22,825 28,825	7,350 7,350 6,904	1,368,639 573,573 722,886

Gregory Morrison(10) Senior Vice President, Global Human Resources and HPMS	2014	297,730	—	658,265	178,716	137,194	6,954	1,278,859

(1)	During 2014 and from June 27, 2013 and through December 29, 2013, 5% of Mr. Mowry’s annual base salary was allocated to his service as a member of the Tornier board of directors.
(2)	Tornier generally does not pay any discretionary bonuses or bonuses that are subjectively determined and did not pay any such bonuses to any named executive officers in 2014. Annual cash incentive bonus payouts based on performance against pre-established performance goals under Tornier’s corporate performance incentive plan are reported in the “Non-equity incentive plan compensation” column.

(3)	Amount reported represents the aggregate grant date fair value for stock awards granted to each named executive officer computed in accordance with FASB ASC Topic 718. The grant date fair value is determined based on the per share closing sale price of Tornier ordinary shares on the grant date.
(4)	Amount reported represents the aggregate grant date fair value for option awards granted to each named executive officer computed in accordance with FASB ASC Topic 718. The grant date fair value is determined based on Tornier’s Black-Scholes option pricing model. The table below sets forth the specific assumptions used in the valuation of each such option award:

Grant date	Grant date fair value per share ($)	Risk free interest rate	Expected life	Expected volatility	Expected dividend yield
08/12/2014	9.87	1.90%	6.10 years	45.10%	0
08/09/2013	9.03	1.70%	6.11 years	46.58%	0
02/26/2013	7.92	1.00%	6.11 years	47.21%	0
09/04/2012	8.38	0.85%	6.11 years	48.03%	0
08/28/2012	8.30	0.95%	6.25 years	47.94%	0
08/10/2012	8.37	0.93%	6.11 years	48.14%	0
03/12/2012	11.04	1.20%	6.11 years	48.65%	0

(5)	Represents amounts paid under Tornier’s corporate performance incentive plan. The amount reflected for each year reflects the amounts earned for that year but paid during the following year, except in the case of Mr. Mowry for 2014 when $330,000 of his target incentive payout was paid at the end of 2014.
(6)	The amounts shown in this column for 2014 include the following with respect to each named executive officer:

Name	Retirement benefits(a) ($)	Perquisites and other personal benefits(b) ($)	Total ($)
Mr. Mowry	7,350	—	7,350
Mr. McCormick	4,773	—	4,773
Mr. Rich	—	—	—
Mr. Klemz	7,350	—	7,350
Mr. Morrison	6,954	—	6,954

(a)	Represents 401(k) matching contributions under the Tornier, Inc. 401(k) plan for Messrs. Mowry, McCormick, Klemz and Morrison.
(b)	Tornier does not generally provide perquisites and other personal benefits to its executive. Any perquisites or personal benefits actually provided to executive were less than $10,000 in the aggregate.

(7)	Mr. Mowry was appointed as President and Chief Executive Officer effective February 12, 2013, Interim President and Chief Executive Officer effective November 12, 2012 and prior to such position served as Chief Operating Officer effective July 20, 2011.
(8)	Mr. McCormick was appointed as Chief Financial Officer effective September 4, 2012.
(9)	Mr. Rich was appointed as Senior Vice President, U.S. Commercial Operations effective March 12, 2012.
(10)	Mr. Morrison was not a named executive officer during 2013 and 2012.

Employment Agreements. Tornier, through one of its operating subsidiaries, typically executes employment agreements in conjunction with the hiring or promotion of an executive officer. Tornier’s named executive officers are generally compensated by the operating subsidiaries to which such named executive officers primarily provided services. Tornier, Inc., Tornier’s primary U.S. operating subsidiary, is a party to employment agreements with all of the named executive officers, which agreements are substantially the same, other than differences in base salary, target annual bonus percentages and severance. Each of the employment agreements has a specified term of three years and is subject to automatic renewal for one-year terms unless either Tornier or the executive provides 60 days’ advance notice of a desire not to renew the agreement. Under each of the agreements, each executive is entitled to a specified base salary, subject to increase but not decrease, is eligible to receive an annual cash bonus with a target bonus equal to a specified percentage of base salary, and is entitled to participate in the employee benefit plans and arrangements that Tornier generally maintains for its senior executives. The employment agreements also contain severance provisions which are described under “—Potential Payments Upon a Termination or Change in Control” and covenants intended to protect against the disclosure of confidential information during and following employment, as well as restrictions on engaging in competition with Tornier or otherwise interfering with its business relationships, which extend through the one-year anniversary of an executive’s termination of employment for any reason. With respect to certain executives, the employment agreements provide for certain limited additional benefits, which are described in more detail under “—Perquisites and Personal Benefits.”

Equity and Non-Equity Incentive Compensation. During 2014, Tornier’s named executive officers received grants of stock options and stock awards under Tornier’s stock incentive plan. These grants and Tornier’s stock incentive plan are described in more detail under “—Compensation Discussion and Analysis” and “—Grants of Plan-Based Awards.” Tornier’s named executive officers also received annual cash incentive bonuses under Tornier’s corporate performance incentive plan for their 2014 performance. The bonus amounts and these plans are described in more detail under “—Compensation Discussion and Analysis” and “—Grants of Plan-Based Awards.”

Retirement Benefits. Under the Tornier, Inc. 401(k) Plan, participants, including Tornier’s named executive officers, may voluntarily request that Tornier reduce his or her pre-tax compensation and contribute such amounts to the 401(k) plan’s trust up to certain statutory maximums. Tornier contributes matching contributions in an amount equal to 3% of the participant’s eligible earnings for a pay period, or if less, 50% of the participant’s pre-tax 401(k) contributions (other than catch-up contributions) for that pay period. Except for Tornier’s French operating subsidiary’s government-mandated pension plan and a government-mandated pension plan for managerial staff, Tornier does not provide pension arrangements or post-retirement health coverage for Tornier’s employees, including Tornier’s named executive officers. Tornier also does not provide any nonqualified defined contribution or other deferred compensation plans.

Perquisites and Personal Benefits. Tornier does not provide perquisites and personal benefits to its executives, other than housing or temporary living stipends to new executives and an automobile allowance to an executive who is not a named executive officer. The only benefits that Tornier’s named executive officers receive are benefits that are also received by Tornier’s other employees, including the retirement benefits described above, an ability to purchase Tornier ordinary shares at a discount with payroll deductions under Tornier’s employee stock purchase plan and medical, dental, vision and life insurance benefits.

Indemnification Agreements. Tornier has entered into indemnification agreements with all of its named executive officers. The indemnification agreements are governed by the laws of the State of Delaware (USA) and provide, among other things, for indemnification to the fullest extent permitted by law and Tornier’s articles of association against any and all expenses (including attorneys’ fees) and liabilities, judgments, fines and amounts paid in settlement actually and reasonably incurred by the executive or on his or her behalf in connection with such action, suit or proceeding and any appeal therefrom. Tornier will be obligated to pay these amounts only if the executive acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interests of Tornier, and, with respect to any criminal action, suit or proceeding, had no reasonable cause to believe his or her conduct was unlawful. The indemnification agreements provide that the executive will not be indemnified and advanced expenses (i) with respect to an action, suit or proceeding initiated by the executive unless so authorized by the Tornier board of directors or (ii) with respect to any action, suit or proceeding instituted by the executive to enforce or interpret the indemnification agreement unless the executive is successful in establishing a right to indemnification in such action, suit or proceeding, in whole or in part, or unless and to the extent that the court in such action, suit or proceeding determines that, despite the executive’s failure to establish the right to indemnification, he or she is entitled to indemnity for such expenses. The indemnification agreements also set forth procedures that apply in the event of a claim for indemnification.

Grants of Plan-Based Awards

The table below provides information concerning grants of plan-based awards to each of Tornier’s named executive officers during the year ended December 28, 2014. Non-equity incentive plan-based awards were granted to Tornier’s named executive officers under Tornier’s corporate performance incentive plan. Stock awards and option awards were granted under Tornier’s stock incentive plan. The material terms of these awards and the material plan provisions relevant to these awards are described in the notes to the table below or in the narrative following the table below. Tornier did not grant any “equity incentive plan” awards within the meaning of the SEC rules during the year ended December 28, 2014.

GRANTS OF PLAN-BASED AWARDS—2014

			Estimated future payouts under non-equity incentive plan awards(2)			All other stock awards: number of shares of stock or units(5) (#)	All other option awards: number of securities underlying options(6) (#)	Exercise or base price of option awards ($/Sh)	Grant date fair value stock and option awards(7) ($)
Name	Grant date	Board approval date(1)	Thres- hold(3) ($)	Target ($)	Maxi- mum(4) ($)
David H. Mowry
Cash incentive award	N/A	02/13/14	21,945	438,890	658,336
Stock option	08/12/14	07/22/14					66,373	21.66	655,281
Stock grant	08/12/14	07/22/14				30,009			649,995

Shawn T McCormick
Cash incentive award	N/A	02/13/14	9,111	182,216	273,324
Stock grant	02/26/14	01/08/14				12,500			240,500
Stock option	08/12/14	07/22/14					22,051	21.66	217,703
Stock grant	08/12/14	07/22/14				9,970			215,950

Terry M. Rich
Cash incentive award	N/A	02/13/14	13,827	276,544	414,816
Stock grant	02/26/14	01/08/14				12,500			240,500
Stock option	08/12/14	07/22/14					22,307	21.66	220,230
Stock grant	08/12/14	07/22/14				10,085			218,441

Kevin M. Klemz
Cash incentive award	N/A	02/13/14	6,599	131,983	197,975
Stock grant	02/26/14	01/08/14				25,000			481,000
Stock option	08/12/14	07/22/14					20,085	21.66	198,293
Stock grant	08/12/14	07/22/14				9,081			196,694

Gregory Morrison
Cash incentive award	N/A	02/13/14	5,955	119,092	178,638
Stock grant	02/26/14	01/08/14				25,000			481,000
Stock option	08/12/14	07/22/14					18,102	21.66	178,716
Stock grant	08/12/14	07/22/14				8,184			177,265

(1)	With respect to stock awards and option awards, the grant date was not necessarily the board approval date since the grant date was the third full trading day after the public release of Tornier’s then most recent financial results. With respect to newly hired officers, the grant date may be the first day of their employment.
(2)	Represents amounts payable under Tornier’s corporate performance incentive plan for 2014, which was approved by the Tornier board of directors on February 13, 2014. The actual amounts paid under the corporate performance incentive plan are reflected in the “Non-equity incentive compensation” column of the Summary Compensation Table.

(3)	The threshold amount for awards payable under Tornier’s corporate performance incentive plan assumes the satisfaction of the threshold level of the lowest weighted financial performance goal.
(4)	Maximum amounts reflect payout of the portion of Tornier’s annual cash incentive bonus tied to corporate financial performance goals at a maximum rate of 150% of target and the portion of Tornier’s annual cash incentive bonus tied to individual performance goals at a rate of 100% of target under Tornier’s corporate performance incentive plan.
(5)	Represents stock grants in the form of restricted stock units granted under Tornier’s stock incentive plan. The restricted stock units granted on February 26, 2014 vest and become issuable over time, with the last tranche becoming issuable on February 26, 2018 or earlier if certain share price targets are met, and in each case, so long as the individual remains an employee or consultant of Tornier. The restricted stock units granted on August 12, 2014 vest and become issuable over time, with the last tranche becoming issuable on June 1, 2018, in each case, so long as the individual remains an employee or consultant of Tornier.
(6)	Represents options granted under Tornier’s stock incentive plan. All options have a ten-year term and vest over a four-year period, with 25% of the underlying shares vesting on the one-year anniversary of the grant date and the remaining 75% of the underlying shares vesting over a three-year period thereafter in 12 as nearly equal as possible quarterly installments.
(7)	See notes (3) and (4) to the Summary Compensation Table for a discussion of the assumptions made in calculating the grant date fair value of stock awards and option awards.

Tornier N.V. Corporate Performance Incentive Plan. Under the terms of the Tornier N.V. corporate performance incentive plan, Tornier’s named executive officers, as well as other employees of Tornier, earn annual cash incentive bonuses based on Tornier’s financial performance and individual objectives. The material terms of the plan are described in detail under “—Compensation Discussion and Analysis—Short-Term Cash Incentive Compensation.”

Tornier N.V. 2010 Incentive Plan. At Tornier’s general meeting of shareholders on August 26, 2010, the Tornier shareholders approved the Tornier N.V. 2010 incentive plan, which permits the grant of a wide variety of equity awards to Tornier’s employees, including Tornier’s employees, directors and consultants, including incentive and non-qualified options, stock appreciation rights, stock grants, stock unit grants, cash-based awards and other stock-based awards. Tornier’s stock incentive plan is designed to assist Tornier in attracting and retaining Tornier’s employees, directors and consultants, provide an additional incentive to such individuals to work to increase the value of Tornier ordinary shares, and provide such individuals with a stake in Tornier’s future which corresponds to the stake of each of the Tornier shareholders.

The Tornier shareholders approved an amendment to the stock incentive plan on June 27, 2012 to increase the number of Tornier ordinary shares available for issuance under the plan. The stock incentive plan, as amended, reserves for issuance a number of Tornier ordinary shares equal to the sum of (i) the number of Tornier ordinary shares available for grant under Tornier’s prior stock option plan as of February 2, 2011 (not including issued or outstanding shares granted pursuant to options under Tornier’s prior stock option plan as of such date); (ii) the number of Tornier ordinary shares forfeited upon the expiration, cancellation, forfeiture, cash settlement or other termination following February 2, 2011 of an option outstanding as of February 2, 2011 under Tornier’s prior stock option plan; and (iii) 2.7 million. As of December 28, 2014, 1.6 million Tornier ordinary shares remained available for grant under the stock incentive plan, and there were 6.1 million Tornier ordinary shares covering outstanding awards under such plan as of such date. For purposes of determining the remaining Tornier ordinary shares available for grant under the stock incentive plan, to the extent that an award expires or is cancelled, forfeited, settled in cash, or otherwise terminated without a delivery to the participant of the full number of Tornier ordinary shares to which the award related, the undelivered Tornier ordinary shares will again be available for grant. Similarly, Tornier ordinary shares withheld or surrendered in payment of an exercise price or taxes relating to an award under the stock incentive plan will be deemed to constitute shares not delivered to the participant and will be deemed to again be available for awards under the stock incentive plan. The total number of Tornier ordinary shares available for issuance under the stock incentive plan and the number of Tornier ordinary shares subject to outstanding awards are subject to adjustment in the event of any reorganization, merger, consolidation, recapitalization, liquidation, reclassification, stock dividend, stock split, combination of shares, rights offering, divestiture or extraordinary dividend (including a spin off) or any other similar change in Tornier’s corporate structure or Tornier ordinary shares.

The Tornier board of directors has the ability to amend the stock incentive plan or any awards granted thereunder at any time, provided that, certain amendments are subject to approval by Tornier shareholders and subject to certain exceptions, no amendment may adversely affect any outstanding award without the consent of the affected participant. The Tornier board of directors also may suspend or terminate the stock incentive plan at any time, and, unless sooner terminated, the stock incentive plan will terminate on August 25, 2020.

Under the terms of the stock incentive plan, stock options must be granted with a per share exercise price equal to at least 100% of the fair market value of a Tornier ordinary share on the grant date. For purposes of the plan, the fair market value of a Tornier ordinary share is the closing sale price of Tornier ordinary shares, as reported by the NASDAQ Global Select Market. Tornier sets the per share exercise price of all stock options granted under the plan at an amount at least equal to 100% of the fair market value of Tornier ordinary shares on the grant date. Options become exercisable at such times and in such installments as may be determined by the Tornier board of directors or compensation committee, provided that most options may not be exercisable after 10 years from their grant date. The vesting of Tornier’s stock options is generally time-based and is as follows: 25% of the shares underlying the stock option vest on the one-year anniversary of the grant date and the remaining 75% of the underlying shares vest over a three-year period thereafter in 12 as nearly equal as possible quarterly installments, in each case so long as the individual remains an employee or consultant of Tornier.

Currently, optionees must pay the exercise price of stock options in cash, except that Tornier’s compensation committee may allow payment to be made (in whole or in part) by a “cashless exercise” effected through an unrelated broker through a sale on the open market, by a “net exercise” of the option, or by a combination of such methods. In the case of a “net exercise” of an option, Tornier will not require a payment of the exercise price of the option from the grantee but will reduce the number of Tornier ordinary shares issued upon the exercise by the largest number of whole shares that has a fair market value that does not exceed the aggregate exercise price for the shares exercised under this method.

Under the terms of the grant certificates under which stock options have been granted to the named executive officers, if an executive’s employment or service with Tornier terminates for any reason, the unvested portion of the option will immediately terminate and the executive’s right to exercise the then vested portion of the option will: (i) immediately terminate if the executive’s employment or service relationship with Tornier terminated for cause; (ii) continue for a period of one year if the executive’s employment or service relationship with Tornier terminated as a result of his or her death or disability; or (iii) continue for a period of 90 days if the executive’s employment or service relationship with Tornier terminated for any reason, other than for cause or upon death or disability.

Stock grants under the plan are made in the form of restricted stock units and assuming the recipient continuously provides services to Tornier (whether as an employee or as a consultant) typically vest and the Tornier ordinary shares underlying such grants are issued over time. The specific terms of vesting of a stock grant depend upon whether the award is a performance recognition grant, talent acquisition grant, special recognition grant or discretionary grant. Performance recognition grants are typically made in mid-year and vest, or become issuable, in four as nearly equal as possible annual installments on June 1st of each year. Promotional performance recognition grants and talent acquisition grants granted to promoted employees and new employees and special recognition grants vest in a similar manner, except that the first installment is pro-rated, depending upon the grant date. Grants also may vest upon the achievement of certain financial performance goals, such as those based on revenue, expenses, profitability, productivity, cash flows, asset utilization, shareholder return, share price and other similar financial performance measures, or individual performance goals.

As a condition of receiving stock options or stock grants, recipients, including Tornier’s named executive officers, must agree to pay all applicable tax withholding obligations in connection with the awards. With respect to stock grants, Tornier’s executives must agree to pay in cash all applicable tax withholding obligations, or alternatively, may give instructions to, and authorize, any brokerage firm determined acceptable to Tornier for such purpose to sell on the executive’s behalf that number of Tornier ordinary shares issuable upon vesting of the stock grant as Tornier determine to be appropriate to generate cash proceeds sufficient to satisfy any applicable tax withholding obligation.

As described in more detail under “—Potential Payments Upon Termination or Change in Control,” if a change in control of Tornier occurs, then, under the terms of Tornier’s stock incentive plan, all outstanding options become immediately exercisable in full and remain exercisable for the remainder of their terms and all issuance conditions on all outstanding stock grants will be deemed satisfied; provided, however, that if any such issuance condition relates to satisfying any performance goal and there is a target for the goal, the issuance condition will be deemed satisfied generally only to the extent of the stated target.

Outstanding Equity Awards at Fiscal Year-End

The table below provides information regarding unexercised stock options and stock awards that have not vested for each of Tornier’s named executive officers that remained outstanding at Tornier’s fiscal year-end, December 28, 2014. Tornier did not have any “equity incentive plan” awards within the meaning of the SEC rules outstanding on December 28, 2014.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END—2014

	Option awards				Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable(1)	Option exercise price ($)	Option expiration date(2)	Number of shares or units of stock that have not vested(3) (#)	Market value of shares or units that have not vested(4) ($)
David H. Mowry	39,398 13,142	9,092 10,223	23.61 18.04	08/12/2021 08/10/2022
	7,641	9,825	17.28	02/26/2023
	19,080	41,977	19.45	08/09/2023
	—	66,373	21.66	08/12/2024
					66,750	1,699,455

Shawn T McCormick	23,987	18,658	18.15	09/04/2022
	8,357	18,388	19.45	08/09/2023
	—	22,051	21.66	08/12/2024
					36,088	918,800

Terry M. Rich	38,286	17,404	23.36	03/12/2022
	8,124	6,319	18.04	08/10/2022
	8,471	18,637	19.45	08/09/2023
	—	22,307	21.66	08/12/2024
					35,682	908,464

Kevin M. Klemz	83,333	—	22.50	09/13/2020
	15,137	2,173	25.20	05/12/2021
	8,727	6,788	18.04	08/10/2022
	7,128	15,682	19.45	08/09/2023
	—	20,085	21.66	08/12/2024
					34,698	883,411

Gregory Morrison	83,333	—	22.50	12/16/2020
	14,185	2,035	25.20	05/12/2021
	8,159	6,346	18.04	08/10/2022
	6,510	14,323	19.45	08/09/2023
	—	18,102	21.66	08/12/2024
					32,778	834,528

(1)	All stock options vest over a four-year period, with 25% of the underlying shares vesting on the one-year anniversary of the grant date and the remaining 75% of the underlying shares vesting over a three-year period thereafter in 12 as nearly equal as possible quarterly installments, in each case so long as the individual remains an employee or consultant of Tornier. If a change in control of Tornier occurs, all outstanding options become immediately exercisable in full and remain exercisable for the remainder of their terms. For more information, see the discussion under “—Potential Payments Upon Termination or Change in Control.”

(2)	All option awards have a 10-year term, but may terminate earlier if the recipient’s employment or service relationship with Tornier terminates.
(3)	The release dates and release amounts for the unvested stock awards are as follows:

Name	06/01/15	06/01/16	02/26/17	06/01/17	02/26/18	06/01/18
Mr. Mowry	24,777	19,900	0	14,570	0	7,503
Mr. McCormick	10,877	10,880	3,125	5,588	3,125	2,493
Mr. Rich	13,941	7,310	3,125	5,659	3,125	2,522
Mr. Klemz	8,333	6,683	6,250	4,911	6,250	2,271
Mr. Morrison	7,659	6,115	6,250	4,458	6,250	2,046

If a change in control of Tornier occurs, all issuance conditions on all outstanding stock grants will be deemed satisfied; provided, however, that if any such issuance condition relates to satisfying any performance goal and there is a target for the goal, the issuance or condition will be deemed satisfied generally only to the extent of the stated target. In addition, the stock awards granted in February 2014, which are scheduled to vest on February 26, 2017 and February 26, 2018, may vest earlier if certain share price targets are met.

(4)	The market value of stock grants that had not vested as of December 28, 2014 is based on the per share closing sale price of Tornier ordinary shares, as reported by the NASDAQ Global Select Market, on the last trading day of Tornier’s fiscal year end, December 26, 2014 ($25.46).

Options Exercised and Stock Vested During Fiscal Year

The table below provides information regarding stock options that were exercised by Tornier’s named executive officers and stock awards that vested for each of Tornier’s named executive officers during the fiscal year ended December 28, 2014.

	Option awards(1)		Stock awards(2)
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting (#)	Value realized on vesting ($)
David H. Mowry
Stock options	—	—
Restricted stock units			17,273	371,542
Shawn T McCormick
Stock options	—	—
Restricted stock units			14,634	340,278
Terry M. Rich
Stock options	—	—
Restricted stock units			17,668	405,539
Kevin M. Klemz
Stock options	—	—
Restricted stock units			18,562	450,269
Gregory Morrison
Stock options	535	2,375
Restricted stock units			18,113	440,611

(1)	The number of shares acquired upon exercise reflects the gross number of shares acquired absent netting for shares surrendered to pay the option exercise price and/or satisfy tax withholding requirements. The value realized on exercise represents the gross number of shares acquired on exercise multiplied by the market price of Tornier ordinary shares on the exercise date, as reported by the NASDAQ Global Select Market, less the per share exercise price.

(2)	The number of shares acquired upon vesting reflects the gross number of shares acquired absent netting of shares surrendered or sold to satisfy tax withholding requirements. The value realized on vesting of the restricted stock unit awards held by each of the named executive represents the gross number of Tornier ordinary shares acquired, multiplied by the closing sale price of Tornier ordinary shares, as reported by the NASDAQ Global Select Market, on the vesting date or the last trading day prior to the vesting date if the vesting date is not a trading day.

Potential Payments Upon a Termination or Change in Control

Severance Arrangements—Generally. Tornier Inc., Tornier’s primary U.S. operating subsidiary, is a party to employment agreements with each of Tornier’s named executive officers, which agreements provide for certain severance protections. Under such agreements, if the executive’s employment is terminated by Tornier, Inc. without “cause” (as such term is defined in the employment agreements), in addition to any accrued but unpaid salary and benefits through the date of termination, the executive will be entitled to base salary and health and welfare benefit continuation for 12 months following termination, and, in the event the executive’s employment is terminated without cause due to non-renewal of the employment agreements by Tornier, Inc., the executive also will be entitled to a payment equal to his or her pro rata annual bonus for the year of termination.

Change in Control Arrangements—Generally. Under the terms of the employment agreements Tornier Inc. has entered into with each of the named executive officers, in the event the executive’s employment is terminated without cause or by the executive for “good reason” (as such term is defined in the employment agreements) within 12 months following a change in control, the executive will be entitled to receive accrued but unpaid salary and benefits through the date of termination, a lump sum payment equal to his base salary plus target bonus for the year of termination, health and welfare benefit continuation for 12 months following termination and accelerated vesting of all unvested options and stock grants.

In addition to the change in control severance protections provided in the employment agreements with Tornier’s executives, Tornier’s prior stock option plan and Tornier’s current stock incentive plan under which stock options and stock grants have been granted to Tornier’s named executive officers contain “change in control” provisions. Under Tornier’s prior stock option plan and current stock incentive plan, if there is a change in control of Tornier, then, all outstanding options become immediately exercisable in full and remain exercisable for the remainder of their terms and all issuance conditions on all outstanding stock grants will be deemed satisfied; provided, however, that if any such issuance condition relates to satisfying any performance goal and there is a target for the goal, the issuance condition will be deemed satisfied generally only to the extent of the stated target. Alternatively, the compensation committee may determine that outstanding awards will be cancelled as of the consummation of the change in control and that holders of cancelled awards will receive a payment in respect of such cancellation based on the amount of per share consideration being paid in connection with the change in control less, in the case of options and other awards subject to exercise, the applicable exercise price.

A “change in control” under Tornier’s current stock incentive plan means:

•	the acquisition (other than from Tornier) by any person, entity or group, subject to certain exceptions, of 50% or more of either Tornier’s then-outstanding ordinary shares or the combined voting power of Tornier’s then-outstanding ordinary shares or the combined voting power of Tornier’s then-outstanding capital stock entitled to vote generally in the election of directors;

•	the “continuity directors” cease for any reason to constitute at least a majority of the Tornier board of directors;

•	consummation of a reorganization, merger or consolidation, in each case, with respect to which persons who were Tornier shareholders immediately prior to such reorganization, merger or consolidation do not, immediately thereafter, own more than 50% of the combined voting power entitled to vote generally in the election of directors of the then-outstanding voting securities of the reorganized, merged, consolidated, or other surviving corporation (or its direct or indirect parent corporation);

•	approval by Tornier shareholders of a liquidation or dissolution of Tornier; or

•	the consummation of the sale of all or substantially all of Tornier’s assets with respect to which persons who were Tornier shareholders immediately prior to such sale do not, immediately thereafter, own more than 50% of the combined voting power entitled to vote generally in the election of directors of the then-outstanding voting securities of the acquiring corporation (or its direct or indirect parent corporation).

The definition of change in control in Tornier’s prior stock option plan and executive employment agreements is not identical but substantially similar to the definition in Tornier’s current stock incentive plan.

Potential Payments to Named Executive Officers. The table below reflects the amount of compensation and benefits payable to each named executive officer in the event of (i) any termination (including for cause) or resignation, or a voluntary/for cause termination; (ii) an involuntary termination without cause; (iii) an involuntary termination without cause or a resignation for good reason within 12 months following a change in control, or a qualifying change in control termination; (iv) termination by reason of an executive’s death and (v) termination by reason of an executive’s disability. The amounts shown assume that the applicable triggering event occurred on December 28, 2014, and, therefore, are estimates of the amounts that would be paid to the named executive officers upon the occurrence of such triggering event.

Name	Type of payment	Voluntary/ for cause termination ($)	Involuntary termination without cause ($)	Qualifying change in control termination ($)	Death/ Disability ($)
David H. Mowry	Cash severance(1)	—	550,000	550,000	—
	Benefit continuation(2)	—	14,936	14,936	—
	Target bonus(3)	—	—	438,890	—
	Option award acceleration(4)	—	—	677,543	—
	Stock award acceleration(5)	—	—	1,699,455	—

	Total	—	564,936	3,380,824	—

Shawn T McCormick	Cash severance(1)	—	365,456	365,456	—
	Benefit continuation(2)	—	14,936	14,936	—
	Target bonus(3)	—	—	182,216	—
	Option award acceleration(4)	—	—	330,696	—
	Stock award acceleration(5)	—	—	918,800	—

	Total	—	380,392	1,812,105	—

Terry M. Rich	Cash severance(1)	—	369,694	369,694	—
	Benefit continuation(2)	—	14,936	14,936	—
	Target bonus(3)	—	—	276,544	—
	Option award acceleration(4)	—	—	280,210	—
	Stock award acceleration(5)	—	—	908,464	—

	Total	—	384,630	1,849,848	—

Kevin M. Klemz	Cash severance(1)	—	332,868	332,868	—
	Benefit continuation(2)	—	14,936	14,936	—
	Target bonus(3)	—	—	131,983	—
	Option award acceleration(4)	—	—	221,504	—
	Stock award acceleration(5)	—	—	883,411	—

	Total	—	347,804	1,584,703	—

Gregory Morrison	Cash severance(1)	—	300,002	300,002	—
	Benefit continuation(2)	—	14,936	14,936	—
	Target bonus(3)	—	—	119,092	—
	Option award acceleration(4)	—	—	202,485	—
	Stock award acceleration(5)	—	—	834,528	—

	Total	—	314,938	1,471,043	—

(1)	Represents the value of salary continuation for 12 months or payment of a lump sum equal to 12-months’ base salary following the executive’s termination, as applicable.
(2)	Includes the value of medical, dental and vision benefit continuation for each executive and their family for 12 months following the executive’s termination. With respect to a qualifying change in control termination, Tornier will bear the entire cost of coverage.
(3)	Includes value of full target bonus for the year of the change in control. In the case of all of the named executive officers, if the termination is an involuntary termination without cause and the date of termination is such that the termination is structured as a non-renewal of the executive’s employment agreement, then under such circumstances a pro rata portion of the executive’s annual bonus would be required to be paid under the terms of the executive’s employment agreement.
(4)	The value of the automatic acceleration of the vesting of unvested stock options held by a named executive officer is based on the difference between: (i) the per share market price of Tornier ordinary shares underlying the unvested stock options held by such executive as of December 26, 2014, the last trading day of fiscal 2014, based upon the per share closing sale price of Tornier ordinary shares, as reported by the NASDAQ Global Select Market, on December 26, 2014 ($25.46), and (ii) the per share exercise price of the options held by such executive. The range of per share exercise prices of unvested stock options held by Tornier’s named executive officers included in the table as of December 28, 2014 was $17.28 to $25.20.
(5)	The value of the automatic acceleration of the vesting of stock awards held by a named executive officer is based on: (i) the number of unvested stock awards held by such officer as of December 28, 2014, multiplied by (ii) the per share market price of Tornier ordinary shares as of last trading day of fiscal 2014, December 26, 2014 based upon the per share closing sale price of Tornier ordinary shares, as reported by the NASDAQ Global Select Market, on December 26, 2014 ($25.46).

Risk Assessment of Compensation Policies, Practices and Programs

As a result of Tornier’s annual assessment on risk in Tornier’s compensation programs, Tornier concluded that its compensation policies, practices and programs and related compensation governance structure work together in a manner so as to encourage its employees, including its named executive officers, to pursue growth strategies that emphasize shareholder value creation, but not to take unnecessary or excessive risks that could threaten the value of Tornier. As part of Tornier’s assessment, Tornier noted in particular the following:

•	annual base salaries for employees are not subject to performance risk and, for most non-executive employees, constitute the largest part of their total compensation;

•	while performance-based, or at risk, compensation constitutes a significant percentage of the overall total compensation of many of Tornier’s employees, including in particular Tornier’s named executive officers, and thereby Tornier believes motivates its employees to help fulfill Tornier’s corporate mission, vision and values, including specific and focused company performance goals, the non-performance based compensation for most employees for most years is also a sufficiently high percentage of their overall total compensation that Tornier does not believe that unnecessary or excessive risk taking is encouraged by the performance-based compensation;

•	for most employees, Tornier’s performance-based compensation has appropriate maximums;

•	a significant portion of performance-based compensation of Tornier’s employees is in the form of long-term equity incentives which do not encourage unnecessary or excessive risk because they generally vest over a four-year period of time thereby focusing Tornier’s employees on Tornier’s long-term interests; and

•	performance-based or variable compensation awarded to Tornier’s employees, which for Tornier’s higher-level employees, including Tornier’s named executive officers, constitutes the largest part of their total compensation, is appropriately balanced between annual and long-term performance and cash and equity compensation, and utilizes several different performance measures and goals that are drivers of long-term success for Tornier and its shareholders.

As a matter of best practice, Tornier will continue to monitor its compensation policies, practices and programs to ensure that they continue to align the interest of its employees, including in particular its executive officers, with those of its long-term shareholders while avoiding unnecessary or excessive risk.

Director Compensation

Overview

Under the terms of the Tornier board of directors compensation policy, which was approved by the general meeting of the Tornier shareholders on August 26, 2010 and was amended on October 28, 2010, the compensation packages for Tornier’s non-executive directors are determined by Tornier’s non-executive directors, based upon recommendations by the compensation committee. Such compensation is determined by Tornier’s non-executive directors pursuant to the terms of Tornier’s articles of association which provide that if all directors have a conflict of interest in the matter to be acted upon, the matter shall be approved by the non-executive directors. In determining non-executive director compensation, Tornier targets such compensation in the market median range of Tornier’s peer companies; although, Tornier may deviate from the median if Tornier determines necessary or appropriate on a case by case basis.

Under the terms of Tornier’s non-executive director compensation policy, compensation for Tornier’s non-executive directors is comprised of both cash compensation and equity-based compensation. Cash compensation is in the form of annual or other retainers for non-executive directors, chairman, committee chairs and committee members. Equity-based compensation is in the form of initial and annual stock option and stock grants (in the form of restricted stock units). Each of these components is described in more detail below. Tornier does not generally provide perquisites and other personal benefits to Tornier’s non-executive directors.

During 2014, Tornier’s compensation committee engaged Mercer to review Tornier’s non-executive director compensation program. In so doing, Mercer analyzed the outside director compensation levels and practices of Tornier’s peer companies. Mercer used the same peer group as was approved by the compensation committee in February 2013 and used to gather compensation information for Tornier’s executive officers, with the exception that Heartware International, Inc. was substituted for Conceptus, Inc. For more information regarding the peer companies, see the information under “—Compensation Discussion and Analysis—Determination of Executive Compensation—Use of Peer Group and Other Market Data” of this report. Based on Mercer’s recommendations, the compensation committee recommended and the Tornier board of directors approved no changes to Tornier’s non-executive director compensation policy during 2014. Tornier’s non-executive director compensation policy is consistent with its shareholder-approved board of directors compensation policy.

Cash Compensation

The cash compensation component of Tornier’s non-executive director compensation consists of gross annual fees, commonly referred to as annual cash retainers, paid to each non-executive director and additional annual cash retainers paid to the chairman and each board committee chair and member. The table below sets forth the annual cash retainers paid to each non-executive director and the additional annual cash retainers paid to the chairman and each board committee chair and member:

Description	Annual cash retainer ($)
Non-executive director	40,000
Chairman premium	50,000
Audit committee chair premium	15,000
Compensation committee chair premium	10,000
Nominating, corporate governance and compliance committee chair premium	5,000
Strategic transactions committee chair premium	10,000
Audit committee member (including chair)	10,000
Compensation committee member (including chair)	5,000
Nominating, corporate governance and compliance committee member (including chair)	5,000
Strategic transactions committee member (including chair)	5,000

The annual cash retainers are paid on a quarterly basis in arrears within 30 days of the end of each calendar quarter. For example, the retainers for the first calendar quarter covering the period from January 1 through March 31 are paid within 30 days of March 31.

In addition, each non-executive director, other than Mr. Tornier, receives a cash travel stipend of $2,000 for each board meeting attended in person that takes place in the Netherlands or other location outside the United States.

Equity-Based Compensation

The equity-based compensation component of Tornier’s non-executive director compensation consists of initial stock option and stock grants (in the form of restricted stock units) to new non-executive directors upon their first appointment or election to the Tornier board of directors and annual stock option and stock grants (in the form of restricted stock units) to all non-executive directors on the same date that annual performance recognition grants of equity awards are made to Tornier’s employees (or such other date if otherwise in accordance with all applicable, laws, rules and regulations).

Non-executive directors, upon their initial election to the Tornier board of directors and on an annual basis thereafter effective as of the same date that annual performance recognition grants of equity awards are made to Tornier’s employees (or such other date if otherwise in accordance with all applicable, laws, rules and regulations), receive $125,000, one-half of which is paid in stock options and the remaining one-half of which is paid in stock grants (in the form of restricted stock units). The number of Tornier ordinary shares underlying the stock options and stock grants is determined based on the 10-trading day average closing sale price of a Tornier ordinary share, as reported by the NASDAQ Global Select Market, and as determined one week prior to the date of anticipated corporate approval of the award. The stock options have a term of 10 years and a per share exercise price equal to 100% of the fair market value of a Tornier ordinary share on the grant date. The stock options and stock grants (in the form of restricted stock units) vest over a two-year period, with one-half of the underlying shares vesting on each of the one-year and two-year anniversaries of the grant date, in each case so long as the director is still a director as of such date.

Accordingly, on August 12, 2014, each of Tornier’s non-executive directors received a stock option to purchase 6,034 Tornier ordinary shares at an exercise price of $21.66 per share and a stock grant in the form of a restricted stock unit representing 2,728 Tornier ordinary shares.

Election to Receive Equity-Based Compensation in Lieu of Cash Compensation

Tornier’s non-executive director compensation policy allows Tornier’s non-executive directors to elect to receive a stock grant in lieu of 100% of their annual cash retainers payable for services to be rendered as a non-executive director, chairman and chair or member of any board committee. Each non-executive director who elects to receive a stock grant in lieu of such director’s annual cash retainers is granted a stock grant (in the form of a restricted stock unit) under Tornier’s stock incentive plan for that number of Tornier ordinary shares as determined by dividing the aggregate dollar amount of all annual cash retainers anticipated to payable to such director for the period commencing on July 1 of each year to June 30 of the following year by the 10-trading day average closing sale price of Tornier ordinary shares as reported by the NASDAQ Global Select Market and as determined one week prior to the date of anticipated corporate approval of the award. Four of Tornier’s non-executive directors elected to receive such a stock grant in lieu of their cash retainers for the period covering July 1, 2013 through June 30, 2014, and the same four non-executive directors elected to receive such a stock grant in lieu of their cash retainers for the period covering July 1, 2014 through June 30, 2015. Accordingly, effective as of August 9, 2013 and August 12, 2014, these four non-executive directors received stock grants. These stock grants are described in more detail in note (1) to the Director Compensation Table under “—Summary of Cash and Other Director Compensation.”

If a non-executive director who elected to receive a stock grant in lieu of such director’s annual cash retainers is no longer a director before such director’s interest in all of the Tornier ordinary shares underlying the stock grant have vested and become issuable, then such director will forfeit his or her rights to receive all of the shares underling such stock grant that have not vested and been issued as of the date such director’s status as a director so terminates. In such case, the non-executive director will receive in cash a pro rata portion of his or her annual cash retainers for the quarter in which the director’s status as a director terminates.

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

Summary of Cash and Other Director Compensation

The table below summarizes the compensation received by Tornier’s non-executive directors for the year ended December 28, 2014. While Mr. Mowry did not receive additional compensation for his service as a director, a portion of his compensation was allocated to his service as a member of the Tornier board of directors. For more information regarding the allocation of Mr. Mowry’s compensation, please refer to note (1) to the Summary Compensation Table under “—Executive Compensation Tables and Narrative—Summary Compensation.”

DIRECTOR COMPENSATION—2014

Name	Fees earned or paid in cash(1) ($)	Stock awards(2)(3) ($)	Option awards(4)(5) ($)	All other compensation(6)(7) ($)	Total ($)
Sean D. Carney	120,000	172,544	59,572	8,000	360,116
Richard B. Emmitt	55,000	111,094	59,572	8,000	233,666
Kevin C. O’Boyle	70,000	59,088	59,572	6,000	194,660
Alain Tornier	40,000	96,907	59,572	0	196,479
Richard F. Wallman	70,000	59,088	59,572	8,000	196,660
Elizabeth H. Weatherman	45,000	101,629	59,572	8,000	214,201

(1)	Unless a director otherwise elects to convert all of his or her annual retainers into stock awards (in the form of restricted stock units), annual retainers are paid in cash on a quarterly basis in arrears within 30 days of the end of each calendar quarter. Four of Tornier’s non-executive directors elected to convert all of their annual retainers covering the period of service from July 1, 2013 to June 30, 2014 and the same four non-executive directors elected to convert their annual retainers covering the period of service from July 1, 2014 to June 30, 2015 into stock awards under Tornier’s stock incentive plan. Accordingly, these four non-executive directors were granted stock awards on August 9, 2013 and August 12, 2014 for that number of Tornier ordinary shares as determined based on the following formula: (a) the aggregate dollar amount of all annual cash retainers that otherwise would have been payable to the non-executive director for services to be rendered as a non-executive director, chairman and chair or member of any board committee (based on such director’s board committee memberships and chair positions as of the grant date), divided by (b) the 10-trading day average closing sale price of a Tornier ordinary share, as reported by the NASDAQ Global Select Market, and as determined one week prior to the date of anticipated corporate approval of the award. Such stock awards vest and the underlying shares become issuable in four as nearly equal as possible quarterly installments, on September 30, December 31, March 31 and June 30, in each case so long as the non-executive director is a director of Tornier as of such date.

The table below sets forth: (a) the number of stock awards granted to each non-executive director on August 12, 2014; (b) the total amount of annual retainers converted by such director into stock awards; (c) of such total amount of annual retainers converted into stock awards, the amount attributed to the director’s service during 2014, which amount is included in the “Fees earned or paid in cash” column for each director; (d) the grant date fair value of the stock awards computed in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718; and (e) the incremental grant date fair value for the stock awards above and beyond the amount of annual retainers for 2014 service converted into stock awards computed in accordance with FASB ASC Topic 718.

Name	Total amount of retainers converted into stock awards ($)	Number of stock awards (#)	Amount of retainer converted into stock awards attributable to 2014 service ($)	Grant date fair value of stock awards ($)	Incremental grant date fair value of stock awards received during 2014 ($)
Mr. Carney	120,000	5,238	60,000	113,455	53,455
Mr. Emmitt	55,000	2,401	27,500	52,006	24,506
Mr. Tornier	40,000	1,746	20,000	37,818	17,818
Ms. Weatherman	45,000	1,964	22,500	42,540	20,040

The table below sets forth: (a) the number of stock awards granted to each non-executive director on August 9, 2013; (b) the total amount of annual retainers converted by such director into stock awards; (c) of such total amount of annual retainers converted into stock awards, the amount attributed to the director’s service during 2013; (d) the grant date fair value of the stock awards computed in accordance with FASB ASC Topic 718; and (e) the incremental grant date fair value for the stock awards above and beyond the amount of annual retainers for 2013 service converted into stock awards computed in accordance with FASB ASC Topic 718.

Name	Total amount of retainers converted into stock awards ($)	Number of stock awards (#)	Amount of retainer converted into stock awards attributable to 2013 service ($)	Grant date fair value of stock awards ($)	Incremental grant date fair value of stock awards received during 2013 ($)
Mr. Carney	115,000	6,422	57,500	124,908	67,408
Mr. Emmitt	50,000	2,792	25,000	54,304	29,304
Mr. Tornier	40,000	2,234	20,000	43,451	23,451
Ms. Weatherman	45,000	2,513	22,500	48,878	26,378

(2)	On August 12, 2014, each non-executive director received a stock award (in the form of a restricted stock unit) for 2,728 Tornier ordinary shares granted under Tornier’s stock incentive plan. The stock award vests and the underlying shares become issuable in two as nearly equal as possible annual installments, on the one-year and two-year anniversaries of the grant date, and in each case so long as the non-executive director is a director of Tornier as of such date. In addition, as described above in note (1), certain non-executive directors elected to convert their annual retainers covering the period of service from July 1, 2014 to June 30, 2015 into stock awards under Tornier’s stock incentive plan. The amount reported in the “Stock awards” column represents the aggregate grant date fair value for the August 12, 2014 stock awards granted to each director in 2014 and for those directors who elected to convert their annual retainers covering the period of service from July 1, 2014 to June 30, 2015, the grant date fair value for the additional August 12, 2014 stock awards granted to such director in 2014, in each case as computed in accordance with FASB ASC Topic 718. The grant date fair value for stock awards is determined based on the closing sale price of Tornier ordinary shares on the grant date.

(3)	The table below provides information regarding the number of unvested stock awards (all of which are in the form of restricted stock units) held by each of the non-executive directors at December 28, 2014 on a per grant basis and on an aggregate basis.

Name	08/10/12 grant date	08/09/13 grant date	08/12/14 grant date	Total number of underlying unvested shares
Mr. Carney	983	1,745	6,657	9,385
Mr. Emmitt	983	1,745	4,529	7,257
Mr. O’Boyle	983	1,745	2,728	5,456
Mr. Tornier	983	1,745	4,038	6,766
Mr. Wallman	983	1,745	2,728	5,456
Ms. Weatherman	983	1,745	4,201	6,929

(4)	On August 12, 2014, each non-executive director received a stock option to purchase 6,034 Tornier ordinary shares at an exercise price of $21.66 per share granted under Tornier’s stock incentive plan. Such option expires on August 12, 2024 and vests with respect to one-half of the underlying Tornier ordinary shares on each of the following dates, so long as the individual remains a director of Tornier as of such date: August 12, 2015 and August 12, 2016. Amount reported in the “Option awards” column represents the aggregate grant date fair value for option awards granted to each non-executive director in 2014 computed in accordance with FASB ASC Topic 718. The grant date fair value is determined based on Tornier’s Black-Scholes option pricing model. The grant date value per share for the option granted on August 12, 2014 was $9.87 and was determined using the following specific assumptions: risk free interest rate: 1.90%; expected life: 6.10 years; expected volatility: 45.10%; and expected dividend yield: 0.
(5)	The table below provides information regarding the aggregate number of options to purchase Tornier ordinary shares outstanding at December 28, 2014 and held by each of Tornier’s non-executive directors:

Name	Aggregate number of shares underlying options	Exercisable/ unexercisable	Range of exercise price(s) ($)	Range of expiration date(s)
Mr. Carney	27,820	15,867/11,953	18.04-25.20	05/12/2021-08/12/2024
Mr. Emmitt	27,820	15,867/11,953	18.04-25.20	05/12/2021-08/12/2024
Mr. O’Boyle	77,820	65,867/11,953	18.04-25.20	06/03/2020-08/12/2024
Mr. Tornier	27,820	15,867/11,953	18.04-25.20	05/12/2021-08/12/2024
Mr. Wallman	62,195	50,242/11,953	16.98-25.20	12/08/2018-08/12/2024
Ms. Weatherman	27,820	15,867/11,953	18.04-25.20	05/12/2021-08/12/2024

(6)	Represents travel stipends of $2,000 for each board meeting attended in person that takes place in the Netherlands or other location outside the United States.
(7)	Tornier does not generally provide perquisites and other personal benefits to Tornier’s non-executive directors. Any perquisites or personal benefits actually provided to any non-executive director were less than $10,000 in the aggregate

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The table below sets forth certain information concerning the beneficial ownership of our ordinary shares as of February 10, 2015, by:

•	each of our directors and named executive officers;

•	all of our current directors and executive officers as a group; and

•	each person known by us to beneficially own more than 5% of our ordinary shares.

The calculations in the table below assume that there are 48,987,794 ordinary shares outstanding. Beneficial ownership is determined in accordance with the rules and regulations of the SEC. In computing the number of ordinary shares beneficially owned by a person and the percentage ownership of that person, we have included ordinary shares that the person has the right to acquire within 60 days, including through the exercise of any option, warrant or other right, the conversion of any other security and the issuance of ordinary shares upon the vesting of stock awards granted in the form of restricted stock units. The ordinary shares that a shareholder has the right to acquire within 60 days, however, are not included in the computation of the percentage ownership of any other person.

	Ordinary shares beneficially owned(1)
	Number	Percent
Directors and named executive officers:
David H. Mowry	107,608	*
Shawn T McCormick	48,793	*
Terry M. Rich	78,934	*
Kevin M. Klemz	133,449	*
Gregory Morrison	130,588	*
Sean D. Carney(2)	10,758,594	22.0%
Richard B. Emmitt(3)	81,048	*
Kevin C. O’Boyle	72,560	*
Alain Tornier(4)	1,790,044	3.7%
Richard F. Wallman	109,508	*
Elizabeth H. Weatherman(5)	10,749,777	21.9%
All directors and executive officers as a group (13 persons)	13,509,771	27.2%
Principal shareholders:
Warburg Pincus Entities (TMG Holdings Coöperatief U.A.)(6)	10,721,809	21.9%
T. Rowe Price Associates, Inc.(7)	5,205,599	10.6%
OrbiMed Advisors LLC(8)	4,805,000	9.8%
FMR LLC(9)	3,258,997	6.7%
Bridger Management LLC.(10)	2,699,052	5.5%

*	Represents beneficial ownership of less than 1% of our outstanding ordinary shares.

(1)	Includes for the persons listed below the following ordinary shares subject to options held by that person that are currently exercisable or become exercisable within 60 days of February 10, 2015 and ordinary shares issuable upon the vesting of stock awards granted in the form of restricted stock units within 60 days of February 10, 2015:

Name	Options	Stock awards in the form of restricted stock units
David H. Mowry	88,660	—
Shawn T McCormick	36,682	—
Terry M. Rich	60,958	—
Kevin M. Klemz	117,800	—
Gregory Morrison	115,408	—
Sean D. Carney	15,867	1,309
Richard B. Emmitt	15,867	600
Kevin C. O’Boyle	65,867	—
Alain Tornier	15,867	436
Richard F. Wallman	50,242	—
Elizabeth H. Weatherman	15,867	491
All directors and executive officers as a group (13 persons)	751,291	2,836

(2)	Includes 10,721,809 Tornier ordinary shares held by affiliates of Warburg Pincus & Co. Mr. Carney is a Partner of Warburg Pincus & Co. and a Member and a Managing Director of Warburg Pincus LLC. All Tornier ordinary shares indicated as owned by Mr. Carney are included because of his affiliation with the Warburg Pincus Entities (as defined below). See note (6) below. Mr. Carney disclaims beneficial ownership of all securities that may be deemed to be beneficially owned by the Warburg Pincus Entities, except to the extent of any pecuniary interest therein. Mr. Carney’s address is c/o Warburg Pincus LLC, 450 Lexington Avenue, New York, New York 10017.
(3)	Includes: (i) 15,708 shares held in Mr. Emmitt’s IRA account, (ii) 564 shares held by Mr. Emmitt’s spouse, and (iii) 44 shares held by an IRA account of Mr. Emmitt’s spouse.
(4)	Includes 1,762,792 Tornier ordinary shares held by KCH Oslo AS (KCH Oslo). KCH Stockholm AB wholly owns KCH Oslo, and Mr. Tornier wholly owns KCH Stockholm AB. All Tornier ordinary shares indicated as owned by Mr. Tornier are included because of his affiliation with these entities.
(5)	Includes 10,721,809 Tornier ordinary shares held by affiliates of Warburg Pincus & Co. Ms. Weatherman is a Partner of Warburg Pincus & Co. and a Member and a Managing Director of Warburg Pincus LLC. All Tornier ordinary shares indicated as owned by Ms. Weatherman are included because of her affiliation with the Warburg Pincus Entities. See note (6) below. Ms. Weatherman disclaims beneficial ownership of all securities that may be deemed to be beneficially owned by the Warburg Pincus Entities, except to the extent of any pecuniary interest therein. Ms. Weatherman’s address is c/o Warburg Pincus LLC, 450 Lexington Avenue, New York, New York 10017.
(6)

Reflects Tornier ordinary shares held by TMG Holdings Coöperatief U.A., a Dutch coöperatief (TMG). TMG is wholly-owned by Warburg Pincus (Bermuda) Private Equity IX, L.P., a Bermuda limited partnership (WP Bermuda IX), and WP (Bermuda) IX PE One Ltd., a Bermuda company (WPIX PE One). The general partner of WP Bermuda IX is Warburg Pincus (Bermuda) Private Equity Ltd., a Bermuda company (WP Bermuda Ltd.). WP Bermuda IX is managed by Warburg Pincus LLC, a New York limited liability company (WP LLC, and together with WP Bermuda IX, WPIX PE One and WP Bermuda Ltd., the Warburg Pincus Entities). Charles R. Kaye and Joseph P. Landy are the Managing General Partners of Warburg Pincus & Co., a New York general partnership (WP), and Managing Members and Co-Chief Executive Officers of WP LLC and may be deemed to control the Warburg Pincus Entities. Each of the Warburg Pincus Entities, Mr. Kaye and Mr. Landy has shared voting and investment control of all of the Tornier ordinary shares referenced above. By reason of the provisions of Rule 16a-1 of the Securities Exchange Act of 1934, as amended, Mr. Kaye, Mr. Landy and the Warburg Pincus Entities may be deemed to be the beneficial owners of the Tornier ordinary shares held by TMG. Each of Mr. Kaye, Mr. Landy and the Warburg Pincus Entities disclaims beneficial ownership of the Tornier ordinary shares referenced above except to the extent of any pecuniary interest therein. The address of the Warburg Pincus entities is 450 Lexington Avenue, New York, New York 10017.
(7)	Based solely on information contained in a Schedule 13G/A of T. Rowe Price Associates, Inc., an investment advisor, filed with the SEC on February 11, 2015, reflecting beneficial ownership as of December 31, 2014, with sole investment discretion with respect to all such shares, and sole voting authority with respect to 604,700 shares. The address of T. Rowe Price Associates, Inc. is 100 East Pratt Street, Baltimore, Maryland 21202.
(8)	Based solely on a Schedule 13G filed on February 17, 2015 by OrbiMed Advisors LLC, OrbiMed Capital LLC and Samuel D. Isaly reflecting beneficial ownership as of December 31, 2014. The beneficial ownership reflected in the table includes 2,100,000 ordinary shares beneficially owned by OrbiMed Advisors LLC with shared voting and investment discretion; 2,705,000 ordinary shares beneficially owned by OrbiMed Capital LLC with shared voting and investment discretion, and 4,805,000 ordinary shares beneficially owned by Samuel D. Isaly with shared voting and investment discretion. The address of their principal business office is 601 Lexington Avenue, 54th floor, New York, NY 10022.
(9)	Based solely on information contained in a Schedule 13G of FMR LLC, an investment advisor, filed with the SEC on February 13, 2015, reflecting beneficial ownership as of December 31, 2014, with sole investment discretion with respect to all such shares and sole voting authority with respect to 197 shares. Edward C. Johnson 3d is a Director and the Chairman of FMR LLC and Abigail P. Johnson is a Director, the Vice Chairman and the President of FMR LLC. Members of the family of Edward C. Johnson 3d, including Abigail P. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR. Neither FMR nor Edward C. Johnson 3d nor Abigail P. Johnson has the sole power to vote or direct the voting of the shares owned directly by the various investment companies registered under the Investment Company Act (“Fidelity Funds”) advised by Fidelity Management & Research Company (“FMR Co”), a wholly owned subsidiary of FMR, which power resides with the Fidelity Funds’ Boards of Trustees. Fidelity Co carries out the voting of the shares under written guidelines established by the Fidelity Funds’ Boards of Trustees. The business address of FMR LLC is 245 Summer Street, Boston, Massachusetts 02210.
(10)	Based solely on information contained in a Schedule 13G of Bridger Management LLC, an investment advisor, filed with the SEC on August 18, 2014, reflecting beneficial ownership as of August 18, 2014, with shared investment discretion and voting authority with respect to all such shares. Swiftcurrent Offshore Master Ltd., Swiftcurrent Partners L.P., and Bridger Healthcare Ltd. are the owners of record of the ordinary shares reported therein. Each of Swiftcurrent Offshore Master Ltd., Swiftcurrent Partners L.P. and Bridger Healthcare Ltd. has beneficial ownership of less than 5% of the ordinary Wright shares. Bridger Management LLC is the investment adviser to Swiftcurrent Offshore Master Ltd., Swiftcurrent Partners L.P. and Bridger Healthcare Ltd. Mr. Mignone is the managing member of Bridger Management, LLC. Each of Bridger Management LLC and Mr. Mignone may be deemed to share beneficial ownership of the ordinary shares reported herein. The address of Bridger Management LLC is 90 Park Avenue, 40th Floor, New York, NY 10016.

Securities Authorized for Issuance Under Equity Compensation Plans

The table below provides information about our ordinary shares that may be issued under our equity compensation plans as of December 28, 2014.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,276,831	$20.34	1,941,304
Equity compensation plans not approved by security holders	—	—	—

Total	3,276,831	$20.34	1,941,304

(1)	Amount includes ordinary shares issuable upon the exercise of stock options granted under the Tornier N.V. Amended and Restated Stock Option Plan and the Tornier N.V. Amended and Restated 2010 Incentive Plan and ordinary shares issuable upon the vesting of stock awards in the form of restricted stock units granted under the Tornier N.V. Amended and Restated 2010 Incentive Plan.
(2)	Excludes employee stock purchase rights under the Tornier N.V. 2010 Employee Stock Purchase Plan, as amended. Under such plan, each eligible employee may purchase ordinary shares at semi-annual intervals on June 30th and December 31st each calendar year at a purchase price per share equal to 85% of the closing sales price per share of our ordinary shares on the last day of the offering period.
(3)	Included in the weighted-average exercise price calculation are 631,783 stock awards granted in the form of restricted stock units with a weighted-average grant price of $20.23. The weighted-average per share exercise price of all outstanding stock options as of December 28, 2014 and reflected in column (a) was $20.23.
(4)	Amount includes 1,646,648 ordinary shares remaining available for future issuance under the Tornier N.V. Amended and Restated 2010 Incentive Plan and 294,656 ordinary shares remaining available for future issuance under the Tornier N.V. 2010 Employee Stock Purchase Plan, as amended. No shares remain available for grant under the Tornier N.V. Amended and Restated Stock Option Plan since such plan was terminated with respect to future grants upon our initial public offering in February 2011.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Introduction

Below under the heading “—Description of Related Party Transactions” is a description of transactions that have occurred since the beginning of Tornier’s last fiscal year, or any currently proposed transactions, to which Tornier was or is a participant and in which:

•	the amounts involved exceeded or will exceed $120,000; and

•	a related person (including any director, director nominee, executive officer, holder of more than 5% of Tornier ordinary shares or any member of their immediate family) had or will have a direct or indirect material interest.

These transactions are referred to as “related party transactions.”

Procedures Regarding Approval of Related Party Transactions

As provided in Tornier’s audit committee charter, all related party transactions are to be reviewed and pre-approved by Tornier’s audit committee. In determining whether to approve a related party transaction, the audit committee generally will evaluate the transaction in terms of (i) the benefits to Tornier; (ii) the impact on a director’s independence in the event the related person is a director, an immediate family member of a director or an entity in which a director is a partner, shareholder or executive officer; (iii) the availability of other sources for comparable products or services; (iv) the terms and conditions of the transaction; and (v) the terms available to unrelated third parties or to employees generally. The audit committee will then document its findings and conclusions in written minutes. In the event a transaction relates to a member of Tornier’s audit committee, that member will not participate in the audit committee’s deliberations.

Description of Related Party Transactions

The following persons and entities that participated in the transactions described in this section were related persons at the time of the transaction:

Alain Tornier and Related Entities. Alain Tornier is a member of the Tornier board of directors. Mr. Tornier wholly owns KCH Stockholm AB, which wholly owns KCH Oslo AS, which holds approximately 3.7% of outstanding Tornier ordinary shares as of February 10, 2015.

TMG Holdings Coöperatief U.A., Warburg Pincus (Bermuda) Private Equity IX, L.P., Sean D. Carney and Elizabeth H. Weatherman. TMG Holdings Coöperatief U.A. holds approximately 21.9% of outstanding Tornier ordinary shares as of February 10, 2015. Tornier’s directors, Sean D. Carney and Elizabeth H. Weatherman, are Managing Directors of Warburg Pincus LLC, which manages TMG as well as its parent entities Warburg Pincus (Bermuda) Private Equity IX, L.P., or WP Bermuda, WP (Bermuda) IX PE One Ltd. and Warburg Pincus (Bermuda) Private Equity Ltd. (“WPPE”). Furthermore, Mr. Carney and Ms. Weatherman are Partners of Warburg Pincus & Co., the sole member of WPPE.

Vertical Fund I, L.P., Vertical Fund II, L.P. and Richard B. Emmitt. Richard B. Emmitt, a member of the Tornier board of directors, is a Member and Manager of The Vertical Group, L.P., which is the sole general partner of each of Vertical Fund I, L.P. and Vertical Fund II, L.P. Mr. Emmitt is also a Member and Manager of The Vertical Group GP, LLC, which controls The Vertical Group, L.P. Although Vertical Fund I, L.P. and Vertical Fund II, L.P. were shareholders of Tornier as of the time of the transactions described below, neither Vertical Fund I, L.P. nor Vertical Fund II, L.P. currently owns any Tornier ordinary shares.

Tornier is party to a securityholders’ agreement with certain of the Tornier shareholders, including TMG, WP Bermuda, Vertical Fund I, L.P., Vertical Fund II, L.P., KCH Stockholm AB and Mr. Tornier. Under director nomination provisions of this agreement, TMG has the right to designate three directors to be nominated to the

Tornier board of directors for so long as TMG beneficially owns at least 25% of outstanding Tornier ordinary shares, two directors for so long as TMG beneficially owns at least 10% but less than 25% of outstanding Tornier ordinary shares and one director for so long as TMG beneficially owns at least 5% but less than 10% of outstanding Tornier ordinary shares. Tornier agreed to use its reasonable best efforts to cause the TMG designees to be elected as directors. TMG holds approximately 21.9% of outstanding Tornier ordinary shares as of February 10, 2015. Mr. Carney and Ms. Weatherman are the current directors who are designees of TMG. The securityholders’ agreement terminates upon the written consent of all parties to the agreement.

Tornier is party to a registration rights agreement with certain of its shareholders, including entities affiliated with certain of Tornier’s directors, including TMG, Vertical Fund I, L.P., Vertical Fund II, L.P. and KCH Stockholm AB. Pursuant to the registration rights agreement, Tornier has agreed to (i) use its reasonable best efforts to effect up to three registered offerings of at least $10 million each upon a demand of TMG or its affiliates and one registered offering of at least $10 million upon a demand of Vertical Fund I, L.P. or Vertical Fund II, L.P., (ii) use its reasonable best efforts to become eligible for use of Form S-3 for registration statements and once Tornier become eligible TMG or its affiliates shall have the right to demand an unlimited number of registrations of at least $10 million each on Form S-3 and (iii) maintain the effectiveness of each such registration statement for a period of 120 days or until the distribution of the registrable securities pursuant to the registration statement is complete. Tornier has also granted certain incidental or “piggyback” registration rights with respect to the registrable shares, subject to certain limitations and restrictions, including volume and marketing restrictions imposed by the underwriters of the offering with respect to which the rights are exercised. Under the registration rights agreement, Tornier has agreed to bear the expenses, including the fees and disbursements of one legal counsel for the holders, in connection with the registration of the registrable securities, except for any underwriting commissions relating to the sale of the registrable securities.

On February 28, 2014, Tornier completed an underwritten secondary public offering of Tornier ordinary shares pursuant to which TMG participated and sold an aggregate of 5,125,000 ordinary shares to the underwriter at a per share price of $18.94. Pursuant to the terms of the registration rights agreement described above, Tornier paid substantially all of the expenses in connection with the offering, other than underwriting commissions, which expenses equaled approximately $320,000.

On February 9, 2007, Tornier signed an exclusive, worldwide license and supply agreement with Tepha for its poly-4-hydroxybutyrate polymer for a license fee of $110,000, plus an additional $750,000 as consideration for certain research and development. Tepha is further entitled to royalties of up to 5% of sales under these licenses. Tornier amended this agreement in December 2011 to include certain additional rights and an option to license additional products. Tornier paid $0.1 million of minimum royalty payments during 2014 to Tepha under the terms of this agreement. Additionally, Tornier made payments of $0.2 million during 2014 related to the purchase of materials. Vertical Fund I, L.P. and Vertical Fund II, L.P. in the aggregate own approximately 15% of Tepha’s outstanding common and preferred stock. In addition, Mr. Emmitt serves on the Tepha board of directors.

On January 22, 2008, Tornier signed an agreement with BioSET to develop, commercialize and distribute products incorporating BioSET’s F2A synthetic growth factor technology in the field of orthopaedic and podiatric soft tissue repair. As amended on February 10, 2010, this agreement granted Tornier an option to purchase an exclusive, worldwide license for such products in consideration for a payment of $1.0 million. Tornier exercised this option on February 10, 2010. Upon FDA approval of certain products, an additional $2.5 million will become due. BioSET is entitled to royalties of up to 6% for sales of products under this agreement. Tornier has not accrued or paid any royalties under the terms of this agreement. Vertical Fund I, L.P. and Vertical Fund II, L.P. in the aggregate own approximately 20% of BioSET’s outstanding capital stock.

On July 29, 2008, Tornier formed a real estate holding company, SCI Calyx, together with Mr. Tornier. SCI Calyx is owned 51% by Tornier and 49% by Mr. Tornier. SCI Calyx was initially capitalized by a contribution of capital of €10,000 funded 51% by Tornier and 49% by Mr. Tornier. SCI Calyx then acquired a combined manufacturing and office facility in Montbonnot, France, for approximately $6.1 million. The manufacturing and office facility is used to support the manufacture of certain of Tornier’s current products and house certain of Tornier’s operations in Montbonnot, France. This real estate purchase was funded through mortgage borrowings of $4.1 million and $2.0 million cash borrowed from the two current shareholders of SCI Calyx. The $2.0 million cash borrowed from the SCI Calyx shareholders originally consisted of a $1.0 million note due to Mr. Tornier and a $1.0 million note due to Tornier SAS, which is Tornier’s wholly-owned French operating subsidiary. Both of the notes issued by SCI Calyx bear interest at the three-month Euro Libor rate plus 0.5% and have no stated term. During 2010, SCI Calyx borrowed approximately $1.4 million from Mr. Tornier in order to fund on-going leasehold improvements necessary to prepare the Montbonnot facility for its intended use. This cash was borrowed under the same terms as the original notes. As of December 28, 2014, SCI Calyx had related-party debt outstanding to Mr. Tornier of $2.2 million. The SCI Calyx entity is consolidated by Tornier, and the related real estate and liabilities are included in Tornier’s consolidated balance sheets. On September 3, 2008, Tornier SAS, Tornier’s French operating subsidiary, entered into a lease agreement with SCI Calyx relating to these facilities. The agreement, which terminates in 2018, provides for an annual rent payment of €440,000, which has subsequently been increased and is currently €959,712. As of December 28, 2014, future minimum payments under this lease were €4.6 million in the aggregate.

On December 29, 2007, Tornier SAS entered into a lease agreement with Mr. Tornier and his spouse, relating to Tornier’s museum in Saint Villa, France. The agreement provides for a term through May 30, 2015 and an initial annual rent payment of €28,500, which was subsequently decreased to €14,602. On December 29, 2007, Tornier SAS entered into a lease agreement with Animus SCI, relating to Tornier’s facilities in Montbonnot Saint Martin, France. On August 18, 2012, the parties amended the lease agreement to extend the term until May 31, 2022 and reduce the annual rent. The amended agreement provides for an initial annual rent payment of €279,506 annually, which was subsequently increased to €295,034. Animus SCI is wholly-owned by Mr. Tornier. On February 6, 2008, Tornier SAS entered into a lease agreement with Balux SCI, effective as of May 22, 2006, relating to Tornier’s facilities in Montbonnot Saint Martin, France. On August 18, 2012, the parties amended the lease agreement to extend the term until May 31, 2022 and reduce the annual rent. The amended agreement provides for an initial annual rent payment of €252,254, which was subsequently increased to €560,756 Balux SCI is wholly-owned by Mr. Tornier and his sister, Colette Tornier. As of December 28, 2014, future minimum payments under all of these agreements were €8.1 million in the aggregate.

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

The following table shows the fees that we paid or accrued for audit and other services provided by Ernst & Young LLP for 2014 and 2013:

Fees	2014	2013
Audit fees	$1,454,015	$1,454,920
Audit-related fees	473,064	—
Tax fees	—	—
All other fees	1,995	1,995

Total	$1,929,074	$1,456,915

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

Tornier N.V.

Schedule II-Valuation and Qualifying Accounts

(In thousands)

		Additions
	Balance at beginning of period	Charged to costs & expenses	Deductions		Balance at end of period
Description			Describe(a)	Describe(b)
Allowance for Doubtful Accounts:
Year ended December 28, 2014	$(5,080)	(1,630)	477	454	$(5,779)

Year ended December 29, 2013	$(4,846)	(1,220)	1,208	(222)	$(5,080)

Year ended December 30, 2012	$(2,486)	$(2,355)	$87	$(92)	$(4,846)

(a)	Uncollectible amounts written off, net of recoveries.
(b)	Effect of changes in foreign exchange rates.

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

Dated: February 24, 2015	TORNIER N.V.

	By	/s/ David H. Mowry
David H. Mowry President, Chief Executive Officer and Executive Director (principal executive officer)

	By	/s/ Shawn T McCormick
Shawn T McCormick Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ DAVID H. MOWRY David H. Mowry	President, Chief Executive Officer and Executive Director (principal executive officer)	February 24, 2015

/S/ SHAWN T MCCORMICK Shawn T McCormick	Chief Financial Officer (principal financial and accounting officer)	February 24, 2015

/S/ SEAN D. CARNEY Sean D. Carney	Chairman of the Board	February 24, 2015

/S/ RICHARD B. EMMITT Richard B. Emmitt	Non-Executive Director	February 24, 2015

/S/ KEVIN C. O’BOYLE Kevin C. O’Boyle	Non-Executive Director	February 24, 2015

/S/ ALAIN TORNIER Alain Tornier	Non-Executive Director	February 24, 2015

/S/ RICHARD F. WALLMAN Richard F. Wallman	Non-Executive Director	February 24, 2015

/S/ ELIZABETH H. WEATHERMAN Elizabeth H. Weatherman	Non-Executive Director	February 24, 2015

TORNIER N.V.

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 28, 2014

Exhibit No.	Exhibit	Method of Filing

2.1	Agreement and Plan of Merger, dated as of October 27, 2014, among Tornier N.V., Trooper Holdings Inc., Trooper Merger Sub Inc. and Wright Medical Group, Inc.*	Incorporated by reference to Exhibit 2.1 to Tornier’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 27, 2014 (File No. 001-35065)

2.2	Agreement and Plan of Merger, dated as of August 23, 2012, by and among Tornier N.V., Oscar Acquisition Corp., OrthoHelix Surgical Designs, Inc. and the Representative*	Incorporated by reference to Exhibit 2.1 to Tornier’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 24, 2012 (File No. 001-35065)

3.1	Articles of Association of Tornier N.V.	Incorporated by reference to Exhibit 3.1 to Tornier’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 28, 2013 (File No. 001-35065)

4.1	Registration Rights Agreement, dated July 16, 2010, by and among the investors on Schedule I thereto, the persons listed on Schedule II thereto and Tornier B.V.	Incorporated by reference to Exhibit 4.2 to Tornier’s Amendment No. 2 to Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on August 11, 2010 (Registration No. 333-167370)

4.2	Amendment and Waiver to Registration Rights Agreement, dated as of July 16, 2010, by and among the Investors and Tornier N.V.	Incorporated by reference to Exhibit 4.4 to Tornier’s Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on October 17, 2012 (Registration No. 333-184461)

10.1	Amended and Restated Employment Agreement, effective as of February 21, 2013, by and between Tornier, Inc. and David H. Mowry**	Incorporated by reference to Exhibit 10.1 to Tornier’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 21, 2013 (File No. 001-35065)

10.2	Employment Agreement, dated September 4, 2012, by and between Tornier, Inc. and Shawn T McCormick**	Incorporated by reference to Exhibit 10.5 to Tornier’s Annual Report on Form 10-K for the fiscal year ended December 30, 2012 (File No. 001-35065)

10.3	Employment Agreement, dated March 12, 2012, by and between Tornier, Inc. and Terry M. Rich**	Incorporated by reference to Exhibit 10.9 to Tornier’s Annual Report on Form 10-K for the fiscal year ended December 30, 2012 (File No. 001-35065)

10.4	Employment Agreement, dated September 13, 2010, by and between Tornier, Inc. and Kevin Klemz**	Incorporated by reference to Exhibit 10.6 to Tornier’s Amendment No. 8 to Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on January 7, 2011 (Registration No. 333-167370)

10.5	Amendment to Employment Agreement, dated February 16, 2015, by and between Tornier, Inc. and Kevin M. Klemz**	Filed herewith

Exhibit No.	Exhibit	Method of Filing

10.6	Employment Agreement, dated October 28, 2010, by and between Tornier, Inc. and Greg Morrison**	Filed herewith

10.7	Amendment to Employment Agreement, dated February 16, 2015, by and between Tornier, Inc. and Greg Morrison**	Filed herewith

10.8	Tornier N.V. Amended and Restated 2010 Incentive Plan**	Incorporated by reference to Exhibit 10.1 to Tornier’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 29, 2012 (File No. 001-35065)

10.9	Rules for the Grant of Qualified Stock Options to Participants in France under the Tornier N.V. 2010 Incentive Plan**	Incorporated by reference to Exhibit 10.1 to Tornier’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2011 (File No. 001-35065)

10.10	Rules for the Grant of Stock Grants in the Form of Qualified Restricted Stock Units to Grantees in France under the Tornier N.V. 2010 Incentive Plan**	Incorporated by reference to Exhibit 10.2 to Tornier’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2011 (File No. 001-35065)

10.11	Form of Option Certificate under the Tornier N.V. 2010 Incentive Plan**	Incorporated by reference to Exhibit 10.9 to Tornier’s Annual Report on Form 10-K for the fiscal year ended December 29, 2013 (File No. 001-35065)

10.12	Form of Stock Grant Certificate (in the form of a Restricted Stock Unit) under the Tornier N.V. 2010 Incentive Plan**	Incorporated by reference to Exhibit 10.9 to Tornier’s Annual Report on Form 10-K for the fiscal year ended December 29, 2013 (File No. 001-35065)

10.13	Tornier N.V. Amended and Restated Stock Option Plan**	Incorporated by reference to Exhibit 10.10 to Tornier’s Amendment No. 9 to Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on January 18, 2011 (Registration No. 333-167370)

10.14	Form of Option Agreement under the Tornier N.V. Stock Option Plan for Directors and Officers**	Incorporated by reference to Exhibit 10.9 to Tornier’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on June 8, 2010 (Registration No. 333-167370)

10.15	Tornier N.V. 2010 Employee Stock Purchase Plan**	Incorporated by reference to Exhibit 10.42 to Tornier’s Amendment No. 9 to Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on January 18, 2011 (Registration No. 333-167370)

10.16	First Amendment of the Tornier N.V. 2010 Employee Stock Purchase Plan**	Incorporated by reference to Exhibit 10.1 to Tornier’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 2, 2011 (File No. 001-35065)

10.17	Second Amendment of the Tornier N.V. 2010 Employee Stock Purchase Plan**	Filed herewith

10.18	Tornier N.V. Corporate Performance Incentive Plan**	Filed herewith

Exhibit No.	Exhibit	Method of Filing

10.19	Form of Indemnification Agreement**	Incorporated by reference to Exhibit 10.40 to Tornier’s Amendment No. 3 to Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on September 14, 2010 (Registration No. 333-167370)

10.20	Lease Agreement dated as of May 14, 2012 between Liberty Property Limited Partnership, as Landlord, and Tornier, Inc., as Tenant	Incorporated by reference to Exhibit 10.1 to Tornier’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 15, 2012 (File No. 001-35065)

10.21	Commercial Leases (Two), dated May 30, 2006, by and between Alain Tornier and Colette Tornier and Tornier SAS	Incorporated by reference to Exhibit 10.22 to Tornier’s Amendment No. 2 to Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on August 11, 2010 (Registration No. 333-167370)

10.22	Commercial Lease, dated December 29, 2007, by and between Animus SCI and Tornier SAS	Incorporated by reference to Exhibit 10.23 to Tornier’s Amendment No. 2 to Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on August 11, 2010 (Registration No. 333-167370)

10.23	Rider No. 1 to Commercial Lease dated August 18, 2012 between Animus SCI and Tornier SAS	Incorporated by reference to Exhibit 10.8 to Tornier’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2012 (File No. 001-35065)

10.24	Commercial Lease, dated February 6, 2008, by and between Balux SCI and Tornier SAS	Incorporated by reference to Exhibit 10.24 to Tornier’s Amendment No. 2 to Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on August 11, 2010 (Registration No. 333-167370)

10.25	Rider No. 1 to the Commercial Lease dated February 6, 2008 dated August 18, 2012 between Balux SCI and Tornier SAS	Incorporated by reference to Exhibit 10.7 to Tornier’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2012 (File No. 001-35065)

10.26	Commercial Lease, dated September 3, 2008, by and between SCI Calyx and Tornier SAS	Incorporated by reference to Exhibit 10.26 to Tornier’s Amendment No. 2 to Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on August 11, 2010 (Registration No. 333-167370)

10.27	Commercial Lease, dated December 23, 2008, by and between Seamus Geaney and Tornier Orthopedics Ireland Limited	Incorporated by reference to Exhibit 10.27 to Tornier’s Amendment No. 1 to Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on July 15, 2010 (Registration No. 333-167370)

10.28	Securityholders’ Agreement, dated July 18, 2006, by and among the parties listed on Schedule I thereto, KCH Stockholm AB, Alain Tornier, Warburg Pincus (Bermuda) Private Equity IX, L.P., TMG B.V. (predecessor to Tornier B.V.)	Incorporated by reference to Exhibit 10.28 to Tornier’s Amendment No. 3 to Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on September 14, 2010 (Registration No. 333-167370)

Exhibit No.	Exhibit	Method of Filing

10.29	Amendment No. 1 to the Securityholders’ Agreement, dated August 27, 2010, by and among the Securityholders on Schedule I thereto and Tornier B.V.	Incorporated by reference to Exhibit 10.37 to Tornier’s Amendment No. 3 to Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on September 14, 2010 (Registration No. 333-167370)

10.30	By-Laws of SCI Calyx	Incorporated by reference to Exhibit 10.36 to Tornier’s Amendment No. 2 to Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on August 11, 2010 (Registration No. 333-167370)

10.31	Credit Agreement dated as of October 4, 2012 among Tornier N.V., Tornier, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, SG Americas Securities, LLC, as Syndication Agent, BMO Capital Markets and JPMorgan Chase Bank, N.A., as Co-Documentation Agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated and SG Americas Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners, and the Other Lenders Party Thereto	Incorporated by reference to Exhibit 10.1 to Tornier’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 4, 2012 (File No. 001-35065)

10.32	First Amendment, dated as of May 6, 2013, to the Credit Agreement by and among Tornier N.V., Tornier, Inc., the Guarantors identified on the signature pages thereto, the Lenders party hereto and Bank of America, N.A., as Administrative Agent	Incorporated by reference to Exhibit 10.2 to Tornier’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013 (File No. 001-35065)

12.1	Computation of Ratio of Earnings to Fixed Charges	Filed herewith

21.1	Subsidiaries of Tornier N.V.	Filed herewith

23.1	Consent of Ernst & Young LLP, an Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

Exhibit No.	Exhibit	Method of Filing

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101	The following materials from Tornier N.V.’s Annual Report on Form 10-K for the fiscal year ended December 28, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 28, 2014 and December 29, 2013, (ii) the Consolidated Statements of Operations for each of the fiscal years in the three-year period ended December 28, 2014, (iii) the Consolidated Statements of Comprehensive Loss for each of the fiscal years in the three-year period ended December 28, 2014, (iv) the Consolidated Statements of Cash Flows for each of the fiscal years in the three-year period ended December 28, 2014, (v) Consolidated Statements of Shareholders’ Equity for each of the fiscal years in the three-year period ended December 28, 2014, and (vi) Notes to Consolidated Financial Statements	Filed herewith

*	All exhibits and schedules to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Tornier will furnish the omitted exhibits and schedules to the SEC upon request by the SEC.
**	A management contract or compensatory plan or arrangement.