Form 10-Q
period 2015-03-29
Tornier N.V.
filed 2015-05-05
CIK 1492658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2015

or

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

As of May 1, 2015, there were 48,996,351 ordinary shares outstanding.

TORNIER N.V.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 29, 2015

References to “Tornier,” “Company,” “we,” “our” or “us” in this report refer to Tornier N.V., a public company with limited liability (naamloze vennootschap), and its subsidiaries, unless the context otherwise requires. Except as otherwise noted, references to “ordinary shares” or “Tornier ordinary shares” refer to ordinary shares, par value €0.03 per share, of Tornier and references to “Tornier shareholders” refer to holders of Tornier ordinary shares.

References to “Wright” in this report refer to Wright Medical Group, Inc. and references to the “combined company” or “Wright Medical Group N.V.” refer to Tornier and its consolidated subsidiaries, including Wright and its subsidiaries, after the merger. References to “Merger Sub” refer to Trooper Merger Sub Inc., a newly formed, indirect, wholly-owned subsidiary of Tornier, and a direct, wholly-owned subsidiary of Trooper Holdings Inc. References to “Holdco” refer to Trooper Holdings Inc., a newly formed, direct, wholly-owned subsidiary of Tornier, and parent of Trooper Merger Sub Inc. References to the “merger agreement” refer to that certain agreement and plan of merger, dated as of October 27, 2014, among Wright, Tornier, Merger Sub and Holdco. References to the “merger” refer to the merger of Merger Sub with and into Wright, with Wright surviving as the surviving entity and as an indirect, wholly-owned subsidiary of Tornier as contemplated under the merger agreement. Except as otherwise noted, references to “Wright common stock” or “Wright shares” refer to common stock, par value $0.01 per share, of Wright and references to “Wright shareholders” refer to holders of Wright shares.

This report contains references to among others, our trademarks Aequalis®, Aequalis Ascend®, Aequalis Ascend Flex™, Latitude®, Latitude® EV, Salto Talaris®, Salto® Total Ankle, Simpliciti®, Conexa™, and Tornier®. All other trademarks or trade names referred to in this report are the property of their respective owners.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. Forward-looking statement in this report include statements about our plans, objectives, strategies and prospects regarding, among other things, our financial condition, operating results and business, and statements regarding our proposed merger with Wright Medical Group, Inc. (“Wright”), including the anticipated closing of the proposed merger and future financial and operating results and plans, objectives, expectations and intentions of the combined company. We have identified some of these forward-looking statements with words like “believe,” “may,” “will,” “should,” “could,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate”, “continue,” other words and terms of similar meaning and the use of future dates. These forward-looking statements are based on current expectations about future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control and could cause our actual results to differ materially from those matters expressed or implied by our forward-looking statements. Forward-looking statements (including oral representations) are only predictions or statements of current plans and can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including, among other things, risks associated with:

•	our proposed merger with Wright, including uncertainties as to the timing of the transaction; uncertainties as to whether Tornier shareholders and Wright shareholders will approve the transaction; the risk that competing offers will be made; a governmental entity may prohibit, delay or refuse to grant approval for the consummation of the transaction, or the terms of such approval; the effects of disruption from the transaction making it more difficult to maintain relationships with employees, customers, vendors and other business partners; the risk that shareholder litigation in connection with the transaction may delay the completion of the transaction or result in significant costs of defense, indemnification and liability; other business effects, including the effects of industry, economic or political conditions outside of Wright’s or Torniers’s control; the failure to realize synergies and cost-savings from the transaction or delay in realization thereof; the businesses of Wright and Tornier may not be combined successfully, or such combination may take longer, be more difficult, time-consuming or costly to accomplish than expected; operating costs and business disruption following completion of the transaction, including adverse effects on employee retention and on business relationships with third parties; transaction costs; actual or contingent liabilities; and the adequacy of the combined company’s capital resources;

•	our history of operating losses and negative cash flow;

•	our reliance on our independent sales agencies and distributors to sell our products and the effect on our business and operating results of agency and distributor changes, transitions to direct selling models in certain geographies, including most recently in the United States, Canada, Australia, Japan, Belgium and Luxembourg, and the transition of our U.S. sales channel towards focusing separately on upper and lower extremity products, and the adverse impact of such changes and transitions on our revenue and other operating results;

•	continuing weakness in the global economy, which has been and may continue to be exacerbated by austerity measures taken by several countries, and automatic and discretionary governmental spending cuts, which could reduce the availability or affordability of private insurance or Medicare or other governmental reimbursement or may affect patient decision to undergo elective procedures, and could otherwise adversely affect our business and operating results;

•	our reliance on sales of our upper extremity joints and trauma products, including in particular our shoulder products, such as the Aequalis Ascend Flex, which generate a significant portion of our revenue;

•	deriving a significant portion of our revenues from operations in certain geographic markets that are subject to political, economic and social instability, including in particular France, and risks and uncertainties involved in launching our products in certain new geographic markets, including in particular Japan, China and Brazil;

•	fluctuations in foreign currency exchange rates;

•	disruption and turmoil in global credit and financial markets, which may be exacerbated by the inability of certain countries to continue to service their sovereign debt obligations;

•	not successfully developing and marketing new products and technologies and implementing our business strategy;

•	not successfully competing against our existing or potential competitors and the effect of significant recent consolidations amongst our competitors;

•	the reliance of our business plan on certain market assumptions;

•	our private label manufacturers failing to provide us with sufficient supply of their products, or failing to meet appropriate quality requirements;

•	our inability to timely manufacture products or instrument sets to meet demand;

•	our plans to bring the manufacturing of certain of our products in-house and possible disruptions we may experience in connection with such transition;

•	our plans to increase our gross margins by taking certain actions designed to do so;

•	the loss of key suppliers, which may result in our inability to meet customer orders for our products in a timely manner or within our budget;

•	our patents and other intellectual property rights not adequately protecting our products or alleged claims of patent infringement by us, which may result in our loss of market share to our competitors and increased expenses;

•	the incurrence of significant expenditures of resources to maintain relatively high levels of inventory, which could reduce our cash flows and increase the risk of inventory obsolescence, which could harm our operating results;

•	our credit agreement, senior secured term loan and revolving credit facility and risks related thereto;

•	our inability to access our revolving credit facility or increase it or raise capital when needed, which could force us to delay, reduce, eliminate or abandon our commercialization efforts or product development programs;

•	restrictive affirmative financial and other covenants in our credit agreement that may limit our operating flexibility;

•	consolidation in the healthcare industry that could lead to demands for price concessions or the exclusion of some suppliers from certain of our markets, which could have an adverse effect on our business, financial condition or operating results;

•	our clinical trials and their results and our reliance on third parties to conduct them;

•	regulatory clearances or approvals and the extensive regulatory requirements to which we are subject;

•	the compliance of our products with the laws and regulations of the countries in which they are marketed, which compliance may be costly and time-consuming;

•	the use, misuse or off-label use of our products that may harm our image in the marketplace or result in injuries that may lead to product liability suits, which could be costly to our business or result in governmental sanctions;

•	healthcare reform legislation, including the excise tax on U.S. sales of certain medical devices, and its implementation, possible additional legislation, regulation and other governmental pressure in the United States and globally, which may affect utilization, pricing, reimbursement, taxation and rebate policies of governmental agencies and private payors, which could have an adverse effect on our business, financial condition or operating results; and

•	pending and future litigation, which could have an adverse effect on our business, financial condition or operating results.

For more information regarding these and other uncertainties and factors that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements or otherwise could materially adversely affect our business, financial condition or operating results, see “Part I — Item 1A. Risk Factors” of our annual report on Form 10-K for the fiscal year ended December 28, 2014. The risks and uncertainties described above and in “Part I — Item 1A. Risk Factors” of our annual report on Form 10-K for the fiscal year ended December 28, 2014 are not exclusive and further information concerning us and our business, including factors that potentially could materially affect our financial results or condition, may emerge from time to time. We assume no obligation to update, amend or clarify forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. We advise you, however, to consult any further disclosures we make on related subjects in our future annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K we file with or furnish to the Securities and Exchange Commission.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TORNIER N.V. AND SUBSIDIARIES

Consolidated Balance Sheets

(U.S. dollars in thousands, except share and per share amounts)

	March 29, 2015	December 28, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$36,057	$27,940
Accounts receivable (net of allowance of $5,897 and $5,779, respectively)	73,823	63,583
Inventories	83,617	88,662
Deferred income taxes	5,364	6,817
Prepaid taxes	11,889	12,858
Prepaid expenses	4,045	4,613
Other current assets	4,656	5,228

Total current assets	219,451	209,701
Instruments, net	58,824	62,888
Property, plant and equipment, net	42,385	44,662
Goodwill	236,949	244,782
Intangible assets, net	86,295	95,120
Deferred income taxes	623	128
Other assets	1,003	1,294

Total assets	$645,530	$658,575

Liabilities and shareholders’ equity

Current liabilities:
Short-term borrowings and current portion of long-term debt	$17,255	$7,394
Accounts payable	16,592	15,073
Accrued liabilities	57,175	59,109
Income taxes payable	1,304	887
Contingent consideration, current	1,957	1,989
Deferred income taxes	9	9

Total current liabilities	94,292	84,461
Long-term debt	77,286	68,105
Deferred income taxes	17,064	18,498
Other non-current liabilities	7,790	8,621

Total liabilities	196,432	179,685
Shareholders’ equity:
Ordinary shares, €0.03 par value; authorized 175,000,000; issued and outstanding 48,990,337 and 48,974,449 at March 29, 2015 and December 28, 2014, respectively	1,940	1,939
Additional paid-in capital	785,729	783,335
Accumulated deficit	(306,745)	(301,629)
Accumulated other comprehensive income	(31,826)	(4,755)

Total shareholders’ equity	449,098	478,890

Total liabilities and shareholders’ equity	$645,530	$658,575

The accompanying notes are an integral part of the consolidated financial statements.

TORNIER N.V. AND SUBSIDIARIES

Consolidated Statements of Operations

(U.S. dollars in thousands, except share and per share amounts)

	Three months ended
	March 29, 2015	March 30, 2014
	(unaudited)
Revenue	$88,092	$89,025
Cost of goods sold	19,984	22,464

Gross profit	68,108	66,561
Operating expenses:
Selling, general and administrative	60,088	58,848
Research and development	5,938	5,722
Amortization of intangible assets	4,028	4,334
Special charges	1,737	2,686

Total operating expenses	71,791	71,590

Operating loss	(3,683)	(5,029)
Other income (expense):
Interest income	3	68
Interest expense	(1,297)	(1,349)
Foreign currency transaction gain	333	171
Other non-operating income	61	2

Loss before income taxes	(4,583)	(6,137)
Income tax (expense) benefit	(533)	900

Consolidated net loss	$(5,116)	$(5,237)

Net loss per share:
Basic and diluted	$(0.10)	$(0.11)

Weighted average shares outstanding:
Basic and diluted	48,989	48,524

TORNIER N.V. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(U.S. dollars in thousands)

	Three months ended
	March 29, 2015	March 30, 2014
	(unaudited)
Consolidated net loss	$(5,116)	$(5,237)
Foreign currency translation adjustments	(27,071)	(1,684)

Comprehensive loss	$(32,187)	(6,921)

The accompanying notes are an integral part of the consolidated financial statements.

TORNIER N.V. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(U.S. dollars in thousands)

	Three months ended
	March 29, 2015	March 30, 2014
	(unaudited)
Cash flows from operating activities:
Consolidated net loss	$(5,116)	$(5,237)
Adjustments to reconcile consolidated net loss to cash (used in) provided by operating activities:
Depreciation and amortization	10,227	9,823
Non-cash foreign currency gain	(357)	(171)
Deferred income taxes	(2,010)	(1,171)
Share-based compensation	2,118	1,780
Non-cash interest expense and discount amortization	210	213
Inventory obsolescence	2,000	3,186
Fair value adjustment of contingent consideration liability	769	—
Acquired inventory step up	—	262
Other non-cash items affecting earnings	548	82
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(12,754)	(4,504)
Inventories	(3,832)	(7,432)
Accounts payable and accruals	4,714	7,610
Other current assets and liabilities	400	(278)
Other non-current assets and liabilities	246	(796)

Net cash (used in) provided by operating activities	(2,837)	3,367
Cash flows from investing activities:
Acquisition-related cash payments	—	(1,980)
Purchases of intangible assets	—	(20)
Additions of instruments	(4,678)	(6,800)
Purchases of property, plant and equipment	(2,411)	(1,764)

Net cash used in investing activities	(7,089)	(10,564)
Cash flows from financing activities:
Contingent consideration payments	(800)	—
Change in short-term debt	10,000	—
Repayments of long-term debt	(315)	(374)
Proceeds from issuance of long-term debt	10,063	—
Deferred financing costs	(114)	—
Issuance of ordinary shares from stock option exercises	69	222
Other issuance of ordinary shares	223	129

Net cash provided by (used in) financing activities	19,126	(23)
Effect of exchange rate changes on cash and cash equivalents	(1,083)	(151)

Increase (decrease) in cash and cash equivalents	8,117	(7,371)

Cash and cash equivalents:
Beginning of period	27,940	56,784

End of period	$36,057	$49,413

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

Proposed Merger with Wright Medical Group, Inc.

On October 27, 2014, the Company entered into an agreement and plan of merger with Wright Medical Group, Inc. (Wright). The merger agreement provides that, upon the terms and subject to the conditions set forth in the merger agreement, an indirect wholly-owned subsidiary of Tornier will merge with and into Wright, with Wright continuing as the surviving company and an indirect wholly-owned subsidiary of Tornier following the transaction. Following the closing of the transaction, the combined company will conduct business as Wright Medical Group N.V. and Robert J. Palmisano, Wright’s president and chief executive officer, will become president and chief executive officer of the combined company and David H. Mowry, Tornier’s president and chief executive officer, will become executive vice president and chief operating officer of the combined company. Wright Medical Group N.V.’s board of directors will be comprised of five representatives from Wright’s existing board of directors and five representatives from Tornier’s existing board of directors, including Mr. Palmisano and Mr. Mowry.

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

The transaction is subject to approval of Tornier and Wright shareholders, effectiveness of a Form S-4 registration statement filed by Tornier with the Securities and Exchange Commission and the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (HSR Act) and other customary closing conditions. Under the HSR Act, Wright and Tornier must file notifications with the Federal Trade Commission (FTC) and the Antitrust Division and observe a mandatory pre-merger waiting period before completing the merger. On January 28, 2015, Wright and Tornier each received a request for additional information and documentary materials, often referred to as a “second request,” from the Federal Trade Commission in connection with the merger relating to overlap in certain of Wright’s and Tornier’s lower extremity products. Issuance of the second request extends the waiting period under the HSR Act until 30 days after both parties have substantially complied with the second request, unless the waiting period is terminated earlier by the FTC. Both Wright and Tornier are cooperating with the FTC staff in the review of the merger. In connection with the resolution of the HSR review, Wright and Tornier currently expect to divest the Tornier Salto Talaris and Salto XT ankle replacement products and the Tornier silastic toe replacement products, which generated revenue in the United States of less than $15 million in the 12 months ended September 30, 2014 and $15.5 million in the 12 months ended December 28, 2014. Both Wright and Tornier believe that the economic effect of and the strategic rationale for the proposed merger will not materially be affected by the proposed divestiture. The transaction is expected to be completed in mid-2015. In the event that Tornier terminates the merger agreement under certain specified circumstances, Tornier may be required to pay Wright a $46 million termination fee.

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

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (ASC Topic 205) and Property, Plant, and Equipment (ASC Topic 360) – Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 provides new guidance related to the definition of a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. This new guidance is effective for annual periods beginning on or after December 15, 2014 and interim periods within those years. The Company adopted this guidance in the first quarter of 2015 and will apply, as applicable, to future disposals of components or classifications as held for sale.

The Company has evaluated recent accounting pronouncements through ASU 2015-05 and believes that none of them, other than those described above, will have a material effect on the Company’s consolidated financial statements. The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

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

A summary of the financial assets and liabilities that are measured at fair value on a recurring basis at March 29, 2015 and December 28, 2014 are as follows:

	March 29, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$36,057	$36,057	$—	$—
Contingent consideration	(1,957)	—	—	(1,957)
Derivative liability	(1,465)	—	(1,465)	—

Total, net	$32,635	$36,057	$(1,465)	$(1,957)

	December 28, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$27,940	$27,940	$—	$—
Contingent consideration	(1,989)	—	—	(1,989)
Derivative liability	(502)	—	(502)	—

Total, net	$25,449	$27,940	$(502)	$(1,989)

As of March 29, 2015 and December 28, 2014, the Company had derivative liabilities with fair values of approximately $1.5 million and $0.5 million, respectively, with recurring Level 2 fair value measurements. The derivatives are foreign exchange forward contracts and their fair values are based on pricing for similar recently executed transactions. The amount of loss recognized in foreign currency transaction gain for the three months ended March 29, 2015 related to these derivatives is approximately $3.3 million. The amount of loss related to these derivatives for the three months ended March 30, 2014 was immaterial.

Included in Level 3 fair value measurements as of March 29, 2015 was: (i) a $0.5 million contingent consideration liability related to potential earn-out payments for the acquisition of OrthoHelix Surgical Designs, Inc. (OrthoHelix) that was completed in October 2012, (ii) a $1.3 million contingent consideration liability related to potential earn-out payments for distributor acquisitions in the United States that occurred in 2013 and the first three months of 2014 and (iii) a $0.1 million contingent consideration liability related to potential earn-out payments for the acquisition of a distributor in Australia that was completed in 2013. Contingent consideration liabilities are carried at fair value and are included in contingent consideration (short-term) on the consolidated balance sheets. The contingent consideration liabilities were determined based on discounted cash flow analyses that included revenue estimates and a discount rate, which are considered significant unobservable inputs as of March 29, 2015. The revenue estimates were based on current management expectations for these businesses and the discount rate used was between 8-11% and was based on the Company’s estimated weighted average cost of capital as adjusted for each transaction. To the extent that these assumptions were to change, the fair value of the contingent consideration liabilities could change significantly. Included in interest expense for the consolidated statements of operations for the three months ended March 30, 2014 was $0.2 million due to the accretion of the contingent consideration. There were no transfers between levels during the periods presented.

Included in Level 3 fair value measurements as of December 28, 2014 was: (i) a $0.5 million contingent consideration liability related to potential earn out payments for the acquisition of OrthoHelix that was completed in October 2012, (ii) a $1.4 million contingent consideration liability related to potential earn-out payments for distributor acquisitions in the United States that occurred throughout 2013 and the first three months of 2014, and (iii) a $0.1 million contingent consideration liability related to potential earn-out payments for the acquisition of a distributor in Australia that was completed in 2013.

A rollforward of the Level 3 contingent consideration liability for the three months ended March 29, 2015 is as follows (in thousands):

Contingent consideration liability at December 28, 2014	$1,989
Additions	—
Fair value adjustments	769
Settlements	(800)
Interest accretion	5
Foreign currency translation	(6)

Contingent consideration liability at March 29, 2015	$1,957

The Company also has certain assets and liabilities that are measured at fair value on a non-recurring basis. The Company reviews the carrying amount of its long-lived assets other than goodwill for potential impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable. During the three months ended March 29, 2015 and March 30, 2014, the Company recognized no impairments.

As of March 29, 2015 and December 28, 2014, the Company had short-term and long-term debt of $94.5 million and $75.5 million, respectively, the vast majority of which was variable rate debt. The fair value of the Company’s debt obligations approximates carrying value as a result of its variable rate term and is considered a Level 2 fair value measurement.

4. Inventories

Inventory balances consist of the following (in thousands):

	March 29, 2015	December 28, 2014
Raw materials	$7,123	$7,769
Work-in-process	10,859	9,197
Finished goods	65,635	71,696

Total	$83,617	$88,662

5. Property, Plant and Equipment

Property, plant and equipment balances consist of the following (in thousands):

	March 29, 2015	December 28, 2014
Land	$1,316	$1,481
Building and improvements	12,404	12,828
Machinery and equipment	26,849	30,892
Furniture, fixtures and office equipment	25,390	27,649
Software	15,355	4,672
Construction in progress	774	10,663

Property, plant and equipment, gross	82,088	88,185
Accumulated depreciation	(39,703)	(43,523)

Property, plant and equipment, net	$42,385	$44,662

During the three months ended March 29, 2015, the Company completed the implementation of its Enterprise Resource Planning system in the United States which resulted in a reclassification of construction in progress to software.

6. Instruments

Instruments are included in long-term assets on the consolidated balance sheets and consist of the following (in thousands):

	March 29, 2015	December 28, 2014
Instruments	$102,679	$106,788
Instruments in process	24,609	23,456
Accumulated depreciation	(68,464)	(67,356)

Instruments, net	$58,824	$62,888

7. Goodwill and Other Intangible Assets

The following table summarizes the changes in the carrying amount of goodwill (in thousands):

Balance at December 28, 2014	$244,782
Foreign currency translation	(7,833)

Balance at March 29, 2015	$236,949

The components of identifiable intangible assets are as follows (in thousands):

	Gross value	Accumulated amortization	Net value
Balances at March 29, 2015
Intangible assets subject to amortization:
Developed technology	$105,185	$(51,173)	$54,012
Customer relationships	51,075	(29,938)	21,137
Licenses	6,783	(5,407)	1,376
Other	6,837	(5,317)	1,520
Intangible assets not subject to amortization:
Trade name	8,250	—	8,250

Total	$178,130	$(91,835)	$86,295

	Gross value	Accumulated amortization	Net value
Balances at December 28, 2014
Intangible assets subject to amortization:
Developed technology	$108,868	$(51,107)	$57,761
Customer relationships	56,008	(31,656)	24,352
Licenses	6,827	(5,145)	1,682
Other	6,958	(4,410)	2,548
Intangible assets not subject to amortization:
Trade name	8,777	—	8,777

Total	$187,438	$(92,318)	$95,120

Estimated annual amortization expense for fiscal years ending 2015 through 2019 is as follows (in thousands):

Amortization expense
2015	$15,808
2016	13,532
2017	12,581
2018	11,763
2019	10,385

During the three months ended March 30, 2014 the Company acquired intangible assets in the form of non-compete agreements and goodwill in the amount of $0.2 million related to the acquisition of certain U.S. distributors and independent sales agencies.

8. Debt

A summary of debt is as follows (in thousands):

	March 29, 2015	December 28, 2014
Line of credit	$16,000	$6,000
Mortgages	2,960	3,553
Bank term debt	73,616	63,743
Shareholder debt	1,965	2,203

Total debt	94,541	75,499
Less current portion	(17,255)	(7,394)

Long-term debt	$77,286	$68,105

Line of Credit

On October 4, 2012, the Company, and one of its U.S. operating subsidiaries, Tornier, Inc. (Tornier USA), entered into a credit agreement with Bank of America, N.A., as Administrative Agent, SG Americas Securities, LLC, as Syndication Agent, BMO Capital Markets and JPMorgan Chase Bank, N.A., as Co-Documentation Agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated and SG Americas Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners, and the other lenders party thereto. The credit facility included a senior secured revolving credit facility to Tornier USA denominated at the election of Tornier USA, in U.S. dollars, Euros, pounds, sterling and yen in an aggregate principal amount of up to the U.S. dollar equivalent of $30.0 million. Funds available under the revolving credit facility may be used for general corporate purposes. Loans under the revolving credit facility bear interest at (a) the alternate base rate (if denominated in U.S. dollars), equal to the greatest of (i) the prime rate in effect on such day, (ii) the federal funds rate in effect on such day plus 1/2 of 1%, and (iii) the adjusted LIBO rate plus 1%, plus in the case of each of (i)-(iii) above, an applicable rate of 2.00% or 2.25% (depending on the Company’s total net leverage ratio as defined in its credit agreement), or (b) in the case of a Eurocurrency loan (as defined in the credit agreement), at the applicable adjusted LIBO rate for the relevant interest period plus an applicable rate of 3.00% or 3.25% (depending on the Company’s total net leverage ratio), plus the mandatory cost (as defined in the credit agreement) if such loan is made in a currency other than U.S. dollars or from a lending office in the United Kingdom or a participating member state (as defined in the credit agreement). Additionally, the Company is subject to a 0.5% interest rate related to the unfunded balance on the line of credit. As of March 29, 2015 and December 28, 2014, the outstanding balance related to this line of credit was $16.0 million and $6.0 million respectively. The term of the line of credit ends in October 2017.

Mortgages

The Company has mortgages secured by an office building in Montbonnot, France. These mortgages had an outstanding balance of $3.0 million and $3.6 million at March 29, 2015 and December 28, 2014, respectively, and bear fixed annual interest rates of 2.55%-4.9%.

Bank Term Debt

In addition to the senior secured revolving credit facility discussed above, the credit agreement entered into on October 4, 2012 also provided for an aggregate credit commitment to Tornier USA of $115.0 million, consisting of: (1) a senior secured term loan facility to Tornier USA denominated in dollars in an aggregate principal amount of up to $75.0 million (USD term facility); and (2) a senior secured term loan facility to Tornier USA denominated in Euros in an aggregate principal amount of up to the U.S. dollar equivalent of $40.0 million. The borrowings under the term loan facilities were used to pay the cash purchase consideration for the OrthoHelix acquisition, and fees, costs and expenses incurred in connection with the acquisition and the credit agreement and to repay prior existing indebtedness of the Company and its subsidiaries. On March 13, 2015, Tornier USA entered into an incremental term facility amendment. Under terms of the amendment, the senior secured term loan facility denominated in U.S. Dollars available to Tornier was increased by an additional aggregate principal amount of $10.0 million with the amortization schedule revised to reflect the additional term loan advance. The proceeds will be used for general corporate purposes. The amendment provides for no other changes to covenants or events of default under the credit facility, and provides for no change to any guaranty or collateral relating to the credit agreement. The term loans mature in October 2017. In the second quarter of 2013, the $40.0 million senior secured term loan facility denominated in Euros was repaid in full. As part of the repayment, the Company recorded a $1.1 million loss on extinguishment of debt related to the write-off of the corresponding deferred financing costs. Additionally, in June 2013, the Company repaid $10.5 million of the senior secured U.S. dollar denominated loan.

Borrowings under these facilities within the credit agreement as of March 29, 2015 and December 28, 2014 were as follows:

	March 29, 2015	December 28, 2014
Senior secured U.S dollar term loan	$74,031	$64,031
Deferred financing cost	(2,218)	(2,315)

Total	$71,813	$61,716

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

The credit agreement, including the term loan and the revolving line of credit, contains covenants, including financial covenants which require the Company to maintain minimum interest coverage, annual capital expenditure limits and maximum total net leverage ratios, and customary events of default. The obligations under the credit agreement are guaranteed by the Company, Tornier USA and certain other specified subsidiaries of the Company, and subject to certain exceptions, are secured by a first priority security interest in substantially all of the assets of the Company and certain specified existing and future subsidiaries of the Company. Additionally, the credit agreement includes a restriction on the Company’s ability to pay dividends. The Company was in compliance with all covenants as of March 29, 2015.

Also included in bank term debt is $0.4 million in a Euro loan and $1.4 million and $1.6 million related to capital leases at March 29, 2015 and December 28, 2014, respectively.

Shareholder Debt

In 2008, one of the Company’s 51%-owned and consolidated subsidiaries borrowed $2.2 million from a member of the Company’s board of directors who is also a 49% owner of the consolidated subsidiary. This loan was used to partially fund the purchase of real estate in Grenoble, France, to be used as a manufacturing facility. Interest on the debt is variable based on three-month Euro Libor rate plus 0.5% and has no stated term. The outstanding balance on this debt was $2.0 million and $2.2 million as of March 29, 2015 and December 28, 2014, respectively. The non-controlling interest in this subsidiary is deemed immaterial to the consolidated financial statements.

9. Share-Based Compensation

Share-based awards are granted under the Tornier N.V. 2010 Incentive Plan, as amended (the 2010 plan). This plan allows for the issuance of up to a maximum of 7.7 million ordinary shares in connection with the grant of share-based awards, including stock options, restricted stock units, stock appreciation rights and other types of awards as deemed appropriate. To date, only options to purchase ordinary shares (options) and stock grants in the form of restricted stock units (RSUs) have been awarded under the plan. Both types of awards generally have graded vesting periods of four years and the options generally expire ten years after the grant date. Options are granted with exercise prices equal to the fair value of the Company’s ordinary shares on the date of grant. Under the terms of the merger agreement with Wright, the Company is prohibited from granting additional share-based awards under the 2010 Plan or otherwise.

The Company recognizes compensation expense for these awards on a straight-line basis over the vesting period, as amended. Share-based compensation expense is included in cost of goods sold, selling, general and administrative expense, and research and development expense on the consolidated statements of operations.

Below is a summary of the allocation of share-based compensation (in thousands):

	Three months ended
	March 29, 2015	March 30, 2014
Cost of goods sold	$174	$152
Selling, general and administrative	1,766	1,560
Research and development	178	68

Total	$2,118	$1,780

During the three months ended March 29, 2015, the Company did not grant options or RSUs due to the proposed merger with Wright.

10. Income Taxes

The Company’s effective tax rate for the three months ended March 29, 2015 was 11.6%. During the three months ended March 29, 2015, the Company recognized $0.5 million of income tax expense on pre-tax losses of $4.6 million. Given the Company’s history of operating losses, the Company does not generally recognize a provision for income taxes in the United States and certain jurisdictions in Europe because it has established a valuation allowance for substantially all of the net deferred tax assets in these jurisdictions. The Company records tax expense or benefit in certain other international jurisdictions where a valuation allowance has not been established. The mix of pre-tax income or loss in these jurisdictions as well as in the jurisdictions in which valuation allowances are established are the primary drivers of the Company’s effective tax rate.

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

11. Capital Stock and Earnings Per Share

The Company had 49.0 million ordinary shares issued and outstanding as of March 29, 2015 and December 28, 2014.

The Company had options to purchase ordinary shares and RSUs outstanding of an aggregate 3.2 million and 3.1 million at March 29, 2015 and December 28, 2014, respectively. None of the options or RSUs were included in diluted earnings per share for the three months ended March 29, 2015 and March 30, 2014 because the Company recorded a net loss in those periods; and therefore, including these instruments would be anti-dilutive.

12. Special Charges

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

	Three months ended
	March 29, 2015	March 30, 2014
Acquisition, integration and distributor transition costs	$924	$1,913
Wright merger related charges	2,813	—
OrthoHelix restructuring charges	—	448
Instrument use tax refund	(2,000)	—
Other	—	325

Total	$1,737	$2,686

Included in special charges for the three months ended March 29, 2015 were $0.9 million of expenses related to U.S. distributor transitions and the integration of OrthoHelix, $2.8 million of merger related expenses related to the proposed merger with Wright and a credit of $2.0 million due to an instrument use tax refund.

Included in special charges for the three months ended March 30, 2014 were $1.9 million of expenses related to U.S. distributor transitions and the integration of OrthoHelix and $0.4 million of OrthoHelix restructuring costs.

13. Litigation

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

On November 25, 2014, a class action complaint was filed in the Court of Chancery of the state of Delaware (the “Delaware Chancery Court”), by a purported shareholder of Wright under the caption Paul Parshall v. Wright Medical Group, Inc., et al., C.A. No. 10400-CB. An amended complaint in the action was filed on February 6, 2015. The amended complaint names as defendants Wright, the Company, Trooper Holdings Inc. (“Holdco”), Trooper Merger Sub Inc. (“Merger Sub”) and the members of the Wright board of directors. The amended complaint asserts various causes of action, including, among other things, that the members of the Wright board of directors breached their fiduciary duties owed to the Wright shareholders in connection with entering into the merger agreement, approving the merger, and causing Wright to issue a preliminary Form S-4 that allegedly fails to disclose material information about the merger. The amended complaint further alleges that Wright, the Company, Holdco and Merger Sub aided and abetted the alleged breaches of fiduciary duties by the Wright board of directors. The plaintiff is seeking, among other things, injunctive relief enjoining or rescinding the merger and an award of attorneys’ fees and costs.

Also on November 25, 2014, a second class action complaint was filed in the Chancery Court of Shelby County Tennessee, for the Thirtieth Judicial District, at Memphis (the “Tennessee Chancery Court”), by a purported shareholder of Wright under the caption Anthony Marks as Trustee for Marks Clan Super v. Wright Medical Group, Inc., et al., CH-14-1721-1. An amended complaint in the action was filed on January 7, 2015. On February 23, 2015, the plaintiff voluntarily dismissed the action, as pending in the Tennessee Chancery Court, without prejudice. Later on February 23, 2015, the plaintiff refiled the action in the Delaware Chancery Court under the caption Anthony Marks as Trustee for Marks Clan Super v. Wright Medical Group, Inc., et al., C.A. No. 10706-CB. The complaint names as defendants Wright, the Company, Holdco, Merger Sub and the members of the Wright board of directors. The complaint asserts various causes of action, including, among other things, that the members of the Wright board of directors breached their fiduciary duties owed to the Wright shareholders in connection with entering into the merger agreement, approving the merger, and causing Wright to issue a preliminary Form S-4 that allegedly fails to disclose material information about the merger. The complaint further alleges that Wright, the Company, Holdco and Merger Sub aided and abetted the alleged breaches of fiduciary duties by the Wright board of directors. The plaintiff is seeking, among other things, injunctive relief enjoining or rescinding the merger and an award of attorneys’ fees and costs.

On March 2, 2015, the Delaware Chancery Court consolidated Paul Parshall v. Wright Medical Group, Inc., et al., C.A. No. 10400-CB, and Anthony Marks as Trustee for Marks Clan Super v. Wright Medical Group, Inc., et al., C.A. No. 10706-CB, under the caption In re Wright Medical Group, Inc. Stockholders Litigation, C.A. No. 10400-CB.

On November 26, 2014, a third class action complaint was filed in the Circuit Court of Tennessee, for the Thirtieth Judicial District, at Memphis (the “Tennessee Circuit Court”), by a purported shareholder of Wright under the caption City of Warwick Retirement System v. Gary D. Blackford et al., CT-005015-14. An amended complaint in the action was filed on January 5, 2015. The amended complaint names as defendants Wright, the Company, Holdco, Merger Sub and the members of the Wright board of directors. The amended complaint asserts various causes of action, including, among other things, that the members of the Wright board of directors breached their fiduciary duties owed to the Wright shareholders in connection with entering into the merger agreement, approving the merger, and causing Wright to issue a preliminary Form S-4 that allegedly fails to disclose material information about the merger. The amended complaint further alleges that the Company, Holdco and Merger Sub aided and abetted the alleged breaches of fiduciary duties by the Wright board of directors. The plaintiff is seeking, among other things, injunctive relief enjoining or rescinding the merger and an award of attorneys’ fees and costs.

On December 2, 2014, a fourth class action complaint was filed in the Tennessee Chancery Court by a purported shareholder of Wright under the caption Paulette Jacques v. Wright Medical Group, Inc., et al., CH-14-1736-1. An amended complaint in the action was filed on January 27, 2015. The amended complaint names as defendants Wright, the Company, Holdco, Merger Sub, Warburg Pincus LLC and the members of the Wright board of directors. The amended complaint asserts various causes of action, including, among other things, that the members of the Wright board of directors breached their fiduciary duties owed to the Wright shareholders in connection with entering into the merger agreement, approving the merger, and causing Wright to issue a preliminary Form S-4 that allegedly fails to disclose material information about the merger. The amended complaint further alleges that Wright, the Company, Warburg Pincus, Holdco and Merger Sub aided and abetted the alleged breaches of fiduciary duties by the Wright board of directors. The plaintiff is seeking, among other things, injunctive relief enjoining or rescinding the merger and an award of attorneys’ fees and costs.

On March 24, 2015, a fifth class action complaint was filed in the Delaware Chancery Court, by a purported shareholder of Wright under the caption Michael Prince v. Robert J. Palmisano, et al., C.A. No. 10829-CB. The complaint asserts various causes of action, including, among other things, that the members of the Wright board of directors breached their fiduciary duties owed to the Wright shareholders in connection with entering into the merger agreement, approving the merger, and causing Wright to issue a preliminary Form S-4 that allegedly fails to disclose material information about the merger. The complaint further alleges that Wright, the Company, Holdco and Merger Sub aided and abetted the alleged breaches of fiduciary duties by the Wright board of directors. The plaintiff is seeking, among other things, injunctive relief enjoining or rescinding the merger and an award of attorneys’ fees and costs.

In an order dated March 31, 2015, the Tennessee Circuit Court transferred City of Warwick Retirement System v. Gary D. Blackford et al., CT-005015-14 to the Tennessee Chancery Court for consolidation with Paulette Jacques v. Wright Medical Group, Inc., et al., CH-14-1736-1.

None of the lawsuits has formally specified an amount of alleged damages. As a result, the Company is unable to reasonably estimate the possible loss or range of losses, if any, arising from the lawsuits. If any injunctive relief sought in these lawsuits were to be granted, it could delay or prohibit the anticipated shareholder meetings to be held by Wright and the Company in connection with the merger or the closing of the merger. The Company believes that these lawsuits are without merit and intends to contest them vigorously.

In the opinion of management, as of March 29, 2015, the amount of liability, if any, with respect to these matters, individually or in the aggregate, will not materially affect the Company’s consolidated results of operations or financial position.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations together with the unaudited consolidated financial statements and the notes thereto included elsewhere in this report and other financial information included in this report. The following discussion may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Special Note Regarding Forward Looking Statements” in this report and under “Part I- Item 1A. Risk Factors” in our annual report on Form10-K for the fiscal year ended December 28, 2014. These risks could cause our actual results to differ materially from any future performance suggested below.

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

We have had a tradition of innovation, intense focus on science and education and a commitment to the advancement of orthopaedics in the pursuit of improved clinical outcomes for patients since our founding over 70 years ago in France by René Tornier. Our history includes the introduction of the porous orthopaedic hip implant, the application of the Morse taper, which is a reliable means of joining modular orthopaedic implants, and more recently, the introduction of the minimally invasive, ultra-short stem shoulder. This track record of innovation based on science and education stems from our close collaboration with leading orthopaedic surgeons and thought leaders throughout the world.

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

Proposed Merger with Wright

On October 27, 2014, we entered into an agreement and plan of merger with Wright Medical Group, Inc. (Wright). The merger agreement provides, that, upon the terms and subject to the conditions set forth in the merger agreement, an indirect wholly- owned subsidiary of Tornier N.V. will merge with and into Wright, with Wright continuing as the surviving company and an indirect wholly-owned subsidiary of our company following the transaction.

Subject to the terms and conditions of the merger agreement, at the effective time and as a result of the merger, each share of common stock of Wright issued and outstanding immediately prior to the effective time of the merger will be converted into the right to receive 1.0309 Tornier ordinary shares. In addition, at the effective time and as a result of the merger, all outstanding options to purchase shares of Wright common stock and other equity awards based on Wright common stock, which are outstanding immediately prior to the effective time of the merger, will become immediately vested and converted into and become, respectively, options to purchase Tornier ordinary shares, and with respect to all other Wright equity awards, awards based on Tornier ordinary shares, in each case, on terms substantially identical to those in effect prior to the effective time of the merger, except for the vesting requirements and adjustments to the underlying number of shares and the exercise price based on the exchange ratio used in the merger and other adjustments as provided in the merger agreement. Upon completion of the merger, our shareholders will own approximately 48% of the combined company on a fully diluted basis and Wright shareholders will own approximately 52%.

The transaction is subject to approval of our and Wright’s shareholders, effectiveness of a Form S-4 registration statement filed by us with the Securities and Exchange Commission, the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR Act) and other customary closing conditions. Under the HSR Act, Wright and Tornier must file notifications with the Federal Trade Commission (FTC) and the Antitrust Division and observe a mandatory pre-merger waiting period before completing the merger. On January 28, 2015, Wright and Tornier each received a request for additional information and documentary materials, often referred to as a “second request,” from the FTC in connection with the merger relating to overlap in certain of Wright’s and Tornier’s lower extremity products. Issuance of the second request extends the waiting period under the HSR Act until 30 days after both parties have substantially complied with the second request, unless the waiting period is terminated earlier by the FTC. Both Wright and Tornier are cooperating with the FTC staff in the review of the merger. In connection with the resolution of the HSR review, Wright and Tornier currently expect to divest the Tornier Salto Talaris and Salto XT ankle replacement products and the Tornier silastic toe replacement products, which generated revenue in the United States of less than $15 million in the 12 months ended September 30, 2014 and $15.5 million in the 12 months ended December 28, 2014. Both Wright and Tornier believe that the economic effect of and the strategic rationale for the proposed merger will not materially be affected by the proposed divestiture. The transaction is expected to be completed in mid-2015.

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

First Quarter of 2015 Executive Summary

We believe we continued to make progress on several of our strategic initiatives in the first quarter of 2015, including the following:

•	Continued advancement of our product portfolio and pipeline. In the first quarter of 2015, we continued to make progress on building and expanding our product portfolio and pipeline in an effort to bring a clinically differentiated offering to a broader customer base.

•	Our Simpliciti Shoulder System, which is the first ultra-short stem total shoulder, received FDA 510k clearance in March 2015. We believe that this significant milestone further secures our position at the leading edge of innovation in the shoulder market and will allow us to expand the market to include younger patients that have historically deferred these procedures. We plan to introduce Simpliciti in the U.S. through a very focused release beginning at the end of the second quarter of 2015.

•	Blueprint, our three-dimensional pre-operative planning system, received FDA 510k clearance in April 2015. Over time, we believe that this system will enable us to increase our competitive conversions in both the shoulder specialist and generalist communities.

•	Continued expansion of our international footprint and capabilities. In the first quarter of 2015, we continued to execute on our international expansion strategy, which includes our plan to bring the Aequalis Ascend Flex total shoulder replacement platform to the Japanese market by the first quarter of 2016. We believe that this product introduction will be a best-in-class entry into Japan and significantly improve our shoulder product offering in this important market.

•	Continued development and productivity improvements of our U.S. sales organization. We continue to focus on our sales training and productivity initiatives, while focusing our sales management team on pursuing competitive conversion opportunities by leveraging our highly trained sales representatives and innovative product portfolio.

The following are a few highlights of our first quarter of 2015 financial and operating performance:

•	Our revenue declined by $0.9 million, or 1%, to $88.1 million for the first quarter of 2015 from $89.0 million in the first quarter of 2014 primarily due to foreign currency rate exchange fluctuations which negatively impacted our revenue $6.5 million. Excluding the impact of foreign currency fluctuations, our revenue increased as a result of sales of our Aequalis shoulder products, including the Aequalis Ascend Flex. Our upper extremity revenue growth was partially offset by a decrease in lower extremity revenue driven by disruption in the United States primarily due to the proposed merger with Wright.

•	Our gross margins improved to 77.3% for the first quarter of 2015 compared to 74.8% for the first quarter of 2014 due primarily to reductions in product costs and a decrease in excess and obsolete inventory charges.

•	We recorded $1.7 million in special charges in the first quarter of 2015, which were primarily comprised of $2.8 million of costs related to the proposed merger with Wright, $0.9 million of U.S. distributor transition and integration costs, partially offset by a $2.0 million instrument use tax refund. We expect to record special charges in 2015 between $3.6 million and $5.1 million primarily related to our proposed merger with Wright and ongoing integration related costs.

•	We incurred an operating loss of $3.7 million for the first quarter of 2015 compared to an operating loss of $5.0 million for the first quarter of 2014. The improvement in the first quarter of 2015 loss compared to the same period of the prior year was driven primarily by higher gross margins and the $2.0 million instrument use tax refund included in special charges, partially offset by higher selling, general and administrative expenses and lower revenues.

•	We completed the implementation of a new enterprise resource planning (ERP) system in the first quarter of 2015 to support our U.S. business.

Results of Operations

The following table sets forth, for the periods indicated, certain items from our consolidated statements of operations and the percentage of revenue that such items represent for the periods shown.

	Three months ended
	March 29, 2015		March 30, 2014
	(in thousands)
Statements of Operations Data:
Revenue	$88,092	100%	$89,025	100%
Cost of goods sold	19,984	23	22,464	25

Gross profit	68,108	77	66,561	75
Selling, general and administrative	60,088	68	58,848	66
Research and development	5,938	7	5,722	6
Amortization of intangible assets	4,028	5	4,334	5
Special charges	1,737	2	2,686	3

Operating loss	(3,683)	(4)	(5,029)	(6)
Interest income	3	0	68	0
Interest expense	(1,297)	(1)	(1,349)	(2)
Foreign currency transaction gain	333	0	171	(0)
Other non-operating income, net	61	0	2	0

Loss before income taxes	(4,583)	(5)	(6,137)	(7)
Income tax (expense) benefit	(533)	(1)	900	(0)

Consolidated net loss	$(5,116)	(6)%	$(5,237)	(6)%

The following tables set forth, for the periods indicated, our revenue by product category and geography expressed as dollar amounts and the changes in revenue between the specified periods expressed as percentages:

	Three months ended
Revenue by Product Category	March 29, 2015	March 30, 2014	Percent change	Percent change
	($ in thousands)		(as reported)	(constant currency)

Upper extremity joints and trauma	$57,377	$53,055	8%	14%
Lower extremity joints and trauma	13,934	15,073	(8)	(5)
Sports medicine and biologics	3,477	3,887	(11)	(4)

Total extremities	74,788	72,015	4	9
Large joints and other	13,304	17,010	(22)	(6)

Total	$88,092	$89,025	(1)%	6%

	Three months ended
Revenue by Geography	March 29, 2015	March 30, 2014	Percent change	Percent change
	($ in thousands)		(as reported)	(constant currency)
United States	$52,970	$49,965	6%	6%
International	35,122	39,060	(10)	7

Total	$88,092	$89,025	(1)%	6%

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

Three Months Ended March 29, 2015 Compared to Three Months Ended March 30, 2014

Revenue. Revenue decreased by 1% to $88.1 million for the three months ended March 29, 2015 compared to $89.0 million for the three months ended March 30, 2014, primarily as a result of foreign currency exchange rate fluctuations which negatively impacted our revenue by $6.5 million. Excluding the negative impact of foreign currency exchange rate fluctuations, our revenue grew by 6% on a constant currency basis in the three months ended March 29, 2015 driven by increases in revenue from our upper extremity joints and trauma products, partially offset by the negative impact of distraction within lower extremity joints and trauma due to our proposed merger with Wright. We anticipate that foreign currency exchange rate fluctuations will continue to adversely affect our international revenue throughout 2015.

Revenue by product category. Revenue in upper extremity joints and trauma increased by 8% to $57.4 million for the three months ended March 29, 2015 from $53.1 million for the three months ended March 30, 2014, primarily as a result of the continued increase in market share of our Aequalis shoulder products, including the Aequalis Ascend Flex convertible shoulder system, which we believe was driven by continued surgeon acceptance and market adoption. This increase was partially offset by decreased revenue from our mature shoulder products. Foreign currency exchange rate fluctuations had a negative impact of $3.1 million on the upper extremity joints and trauma revenue growth during the three months ended March 29, 2015. We anticipate that revenues from the Aequalis Ascend Flex will continue to grow relative to our mature shoulder products and that it will comprise a larger portion of our overall upper extremity joints and trauma business in future periods.

Revenue in lower extremity joints and trauma decreased 8% to $13.9 million for the three months ended March 29, 2015 from $15.1 million for the three months ended March 30, 2014, primarily as a result of the negative impact of foreign currency exchange rate fluctuations and a decline in sales of our foot fixation products, partially offset by growth in sales of our ankle arthroplasty products. Foreign currency exchange rate fluctuations had a negative impact of $0.4 million on our lower extremity joints and trauma revenue for the three months ended March 29, 2015. The decline in revenue of our foot fixation product was primarily due to distraction in the market caused by our proposed merger with Wright, which is expected to continue.

Revenue in sports medicine and biologics decreased 11% to $3.5 million for the three months ended March 29, 2015 from $3.9 million for the three months ended March 30, 2014 primarily driven by decreases in sales of certain anchor products, and our Conexa product, and the negative impact of foreign currency exchange rate fluctuations of $0.3 million. The decrease in revenue reflects our increased focus and expectations on our extremities products.

Revenue from large joints and other decreased by 22% to $13.3 million for the three months ended March 29, 2015 from $17.0 million for the three months ended March 30, 2014 primarily related to foreign currency exchange rate fluctuations, which had a negative impact of $2.7 million on our large joints and other revenue during the three months ended March 29, 2015. Excluding the negative impact of foreign currency exchange rate fluctuations, our large joints and other revenue decreased by 6% on a constant currency basis, which was due primarily to lower sales of our mature knee products.

Revenue by geography. Revenue in the United States increased by 6% to $53.0 million for the three months ended March 29, 2015 from $50.0 million for the three months ended March 30, 2014, primarily due to increases in sales of the Aequalis Ascend Flex convertible shoulder system, partially offset by decreases in revenue related to our mature shoulder products and foot fixation products. In addition, our U.S. revenue for the three months ended March 29, 2015 was negatively impacted by distraction related to our proposed merger. Our U.S. revenue for the three months ended March 30, 2014 was adversely affected by disruption in our U.S. sales channel due to our strategic initiative to establish separate sales channels that are individually focused on upper extremity products and lower extremity products and disruption due to our proposed merger with Wright.

International revenue decreased by 10% to $35.1 million for the three months ended March 29, 2015 from $39.1 million for the three months ended March 30, 2014. Foreign currency exchange rate fluctuations had a negative impact of $6.5 million on international revenue during the three months ended March 29, 2015. Excluding the negative impact of foreign currency exchange rate fluctuations, our international revenue increased by 7% on a constant currency basis primarily driven by increased revenue in Switzerland, Canada, and the United Kingdom from increased procedure volumes and in Japan from the launch of Aequalis Reversed shoulder system in the second quarter of 2014. We anticipate that foreign currency exchange rate fluctuations will continue to adversely affect our international revenue throughout 2015.

Cost of goods sold. Cost of goods sold decreased to $20.0 million for the three months ended March 29, 2015 from $22.5 million for the three months ended March 30, 2014. As a percentage of revenue, cost of goods sold decreased to 23% for the three months ended March 29, 2015 from 25% for the three months ended March 30, 2014, primarily due to improved product costs, favorable product and geographical mix and lower excess and obsolete inventory charges. Cost of goods sold for the three months ended March 30, 2014 included $0.3 million of inventory fair value charges related to inventory acquired in our acquisitions of our stocking distributors in Canada and Australia. We intend to continue to focus on improving our cost of goods sold as a percentage of revenue through a combination of manufacturing efficiencies, additional insourcing activities and improved product mix. However, our cost of goods sold and corresponding gross profit as a percentage of revenue can be expected to fluctuate in future periods depending upon certain factors, including, among others, changes in our product sales mix and prices, distribution channels and geographies, manufacturing yields, plans for insourcing some previously outsourced production activities, inventory reserves required, levels of production volume and fluctuating inventory costs due to changes in foreign currency exchange rates since the period they were manufactured.

Selling, general and administrative. Our selling, general and administrative expenses increased by 2% to $60.1 million for the three months ended March 29, 2015 from $58.8 million for the three months ended March 30, 2014. As a percentage of revenue, selling, general and administrative expenses were 68% and 66% for the three months ended March 29, 2015 and March 30, 2014, respectively. The increase in selling, general and administrative expenses as a percentage of revenue was primarily a result of expense incurred related to investments in our U.S. sales organization and a new ERP system in the United States, along with an increase in instruments spare parts cost. Due to our global footprint, certain of our selling, general and administrative expenses are generated in currencies other than the U.S dollar. The strengthening of the U.S. dollar versus many other currencies produced a benefit of $4.6 million versus the first quarter of 2014.

Research and development. Research and development expenses increased to $5.9 million for the three months ended March 29, 2015 from $5.7 million for the three months ended March 30, 2014. As a percentage of revenue, research and development expenses increased 1% to 7% for the three months ended March 29, 2015 from 6% for the three months ended March 30, 2014. The increase in research and development expenses was primarily due to the timing of certain development projects. We expect research and development expenses as a percentage of revenue to approximate 7% in future periods.

Amortization of intangible assets. Amortization of intangible assets decreased $0.3 million to $4.0 million for the three months ended March 29, 2015 from $4.3 million for the three months ended March 30, 2014. The decrease in amortization expense was primarily attributable to certain intangible assets becoming fully amortized due to the absence of recent acquisitions of intangible assets.

Special charges. We recorded $1.7 million in special charges for the three months ended March 29, 2015 compared to $2.7 million for the three months ended March 30, 2014. The $1.7 million in special charges for the three months ended March 29, 2015 were primarily comprised of $2.8 million of costs related to the our pending merger with Wright and $0.9 million of integration and distributor transition costs, partially offset by an instrument use tax refund of $2.0 million. The $2.7 million in special charges for the three months ended March 30, 2014 were primarily comprised of $1.9 million of integration and distributor transition costs and $0.4 million of costs related to the OrthoHelix restructuring initiative. We expect to record special charges in 2015 totaling between $3.6 million and $5.1 million primarily related to our proposed merger with Wright, ongoing U.S. sales channel transition initiative and integration activities. See Note 12 to our consolidated financial statements for further detail on special charges.

Interest income. Our interest income was immaterial for both the three months ended March 29, 2015 and March 30, 2014.

Interest expense. Our interest expense was $1.3 million for the three months ended March 29, 2015 and March 30, 2014.

Foreign currency transaction gain. We recognized $0.3 million of foreign currency transaction gain for the three months ended March 29, 2015 compared to a $0.2 million foreign currency transaction gain for the three months ended March 30, 2014. Foreign currency gains and losses are recognized when a transaction is denominated in a currency other than the subsidiary’s functional currency. The increase in foreign currency transaction gain was primarily attributable to foreign currency exchange rate fluctuations on foreign currency denominated intercompany payables and receivables.

Other non-operating income. Our other non-operating income was immaterial for both the three months ended March 29, 2015 and March 30, 2014.

Income tax (expense) benefit. We recorded an income tax expense of $0.5 million during the three months ended March 29, 2015 compared to an income tax benefit of $0.9 million during the three months ended March 30, 2014. Our effective tax rate for the three months ended March 29, 2015 and March 30, 2014 was 11.6% and 14.7%, respectively. The change in our effective tax rate from the three months ended March 30, 2014 to the three months ended March 29, 2015 was primarily driven by the mix of pre-tax income or loss in the jurisdiction where we recognized an income tax expense or benefit and the jurisdictions in which valuation allowances are established.

Foreign Currency Exchange Rates

A substantial portion of our business is located outside the United States, and as a result, we generate revenue and incur expenses denominated in currencies other than the U.S. dollar. As a result, fluctuations in the value of foreign currencies relative to the U.S. dollar can impact our operating results. The majority of our operations denominated in currencies other than the U.S. dollar are denominated in Euros. During the three months ended March 29, 2015 and March 30, 2014, approximately 40% and 44%, respectively, of our revenue was denominated in foreign currencies. As a result, our revenue can be significantly impacted by fluctuations in foreign currency exchange rates. We expect that foreign currencies will continue to represent a similarly significant percentage of our revenue in the future. Selling, marketing and administrative costs related to these sales are largely denominated in the same foreign currencies, thereby limiting our foreign currency transaction risk exposure to some extent. In addition, we also have significant levels of other selling, general and administrative expenses and research and development expenses denominated in foreign currencies. We, therefore, believe that the risk of a significant impact on our earnings from foreign currency fluctuations is mitigated to some extent.

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

Liquidity and Capital Resources

Working Capital

Since inception, we have generated significant operating losses resulting in an accumulated deficit of $306.7 million as of March 29, 2015. Historically, our liquidity needs have been met through a combination of sales of our equity and commercial debt financing. We believe that our cash and cash equivalents balance of approximately $36.1 million as of March 29, 2015, along with $14.0 million of available credit under our revolving credit facility, will be sufficient to fund our working capital requirements and operations, including recent and potential acquisitions to continue our U.S. sales channel transition and international expansion, and permit anticipated capital expenditures during the next twelve months. In the event that we would require additional working capital to fund future operations or for other needs, we could seek to acquire that through additional issuances of equity or additional debt financing arrangements, which may or may not be available on favorable terms at such time. In addition, our merger agreement with Wright contains covenants limiting our ability to issue equity securities and enter into additional material debt financing arrangements.

The following table sets forth, for the periods indicated, certain liquidity measures:

	As of
	March 29, 2015	December 28, 2014
	($ in thousands)
Cash and cash equivalents	$36,057	$27,940
Working capital	125,159	125,240
Available lines of credit	14,000	24,000
Total short-and long-term debt	94,541	75,499

Credit Facility

Our credit facility consists of the following: (1) a senior secured term loan facility denominated in U.S. dollars in an aggregate principal amount of up to $75 million (referred to as the USD term loan facility); (2) a senior secured term loan facility denominated in Euros in an aggregate principal amount of up to the U.S. dollar equivalent of $40 million (referred to as the EUR term loan facility); and (3) a senior secured revolving credit facility denominated at our election, in U.S. dollars, Euros, pounds, sterling and yen in an aggregate principal amount of up to the U.S. dollar equivalent of $30 million. The original borrowings under the term loan facilities described above were used to pay a portion of the purchase price consideration for our 2012 acquisition of OrthoHelix, and fees, costs and expenses incurred in connection with the acquisition and the credit agreement and to repay prior existing indebtedness.

On March 13, 2015, we entered into an incremental term facility amendment. Under terms of the amendment the USD term loan facility was increased by an additional aggregate principal amount of $10 million with the amortization schedule revised to reflect the additional term loan advance. The proceeds will be used for general corporate purposes. The amendment provides for no other changes to covenants or events of default under the credit facility, and provides for no change to any guaranty or collateral relating to the credit agreement.

As of March 29, 2015, we had $71.8 million of term debt outstanding, net of unamortized discount, under this credit facility. The term loan matures in October 2017. Funds available under the revolving credit facility may be used for general corporate purposes.

At our option, borrowings under our revolving credit facility and the USD term loan facility bear interest at (a) the alternate base rate (if denominated in U.S. dollars), equal to the greatest of (i) the prime rate in effect on such day, (ii) the federal funds rate in effect on such day plus 1/2 of 1%, and (iii) the adjusted LIBO rate plus 1%, plus in the case of each of (i)-(iii) above, an applicable rate of 2.00% or 2.25% (depending on our total net leverage ratio as defined in our credit agreement), or (b) the applicable adjusted LIBO rate for the relevant interest period plus an applicable rate of 3.00% or 3.25% (depending on our total net leverage ratio), plus the mandatory cost (as defined in our credit agreement) if such loan is made in a currency other than U.S. dollars or from a lending office in the United Kingdom or a participating member state (as defined in our credit agreement). In addition, we are subject to a 0.5% interest rate on the unfunded balance of the senior secured revolving credit facility. As of March 29, 2015, we had $16.0 million of debt outstanding under this revolving credit facility.

The credit agreement contains customary covenants, including financial covenants which require us to maintain minimum interest coverage and maximum total net leverage ratios, and customary events of default. The closing of our proposed merger with Wright is considered an event of default under the credit agreement, thus this debt must be repaid upon closing. The obligations under the credit agreement are guaranteed by us, Tornier Inc., and certain other of our subsidiaries, and subject to certain exceptions, are secured by a first priority security interest in substantially all of our assets and the assets of certain of our existing and future subsidiaries of Tornier. We were in compliance with all covenants as of March 29, 2015.

Other Liquidity Information

In connection with our acquisition of OrthoHelix, we agreed to pay in cash additional earn-out payments of up to an aggregate of $20 million based upon our sales of lower extremity joints and trauma products during 2013 and 2014. As a result of the earn-out, we expect to pay $0.5 million in the second quarter of 2015 based on growth in revenue of our lower extremity joints and trauma products during 2014.

In connection with our acquisitions of OrthoHelix, a stocking distributor in Australia and certain U.S. distributors and independent sales agencies during 2013 and 2014, we agreed to pay in cash additional earn-out payments based upon the future revenue performance of specific products or geographies during fiscal years 2014 and 2015. We estimate those payments to be approximately $1.5 million in aggregate and these liabilities are recorded in contingent consideration liabilities—current on our consolidated balance sheet as of March 29, 2015.

Cash Flows

The following summarizes the components of our consolidated statements of cash flows for the three months ended March 29, 2015 and March 30, 2014:

Operating activities. Net cash used in operating activities was $2.8 million for the three months ended March 29, 2015 compared to $3.4 million provided by operating activities for the three months ended March 30, 2014. This decrease of $6.2 million in operating cash flow was primarily related to decreased accounts receivable collections due to the completion of a new ERP system in the United States. We expect to return to historical operating levels of accounts receivable in the next two quarters.

Investing activities. Net cash used in investing activities totaled $7.1 million and $10.6 million for the three months ended March 29, 2015 and March 30, 2014, respectively. Our industry is capital intensive, particularly as it relates to surgical instrumentation. Our instrument additions were $4.7 million and $6.8 million for the three months ended March 29, 2015 and March 30, 2014, respectively. Instrument additions were lower for the three months ended March 29, 2015 due to the relatively higher activity in the first quarter of 2014 due to the global launch of products acquired in 2012 from OrthoHelix and additional set builds to support the 2013 launches of the Aequalis Ascend Flex and Latitude EV. Our expenditures related to property, plant and equipment were $2.4 million and $1.8 million for the three months ended March 29, 2015 and March 30, 2014, respectively.

Financing activities. Net cash provided by financing activities was $19.1 million for the three months ended March 29, 2015 compared to net cash used in financing activities of less than $0.1 million from the three months ended March 30, 2014. This change was due to $10.0 million of new term debt and $10.0 million of borrowings under our revolving credit facility during the three months ended March 29, 2015.

Contractual Obligations and Commitments

We refer you to the description of our contractual obligations and commitments as of December 28, 2014 as set forth in our annual report on Form 10-K for the fiscal year ended December 28, 2014. There were no material changes to such information since that date through March 29, 2015, other than the additional $10.0 million of new term debt incurred in March 2015, which will mature in October 2017, and the additional $10.0 million drawn on our existing line of credit in the first quarter of 2015.

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

Critical Accounting Policies

Information on judgments related to our most critical accounting policies and estimates is discussed in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” of our annual report on Form 10-K for the year ended December 28, 2014. Certain of our critical accounting estimates require the application of significant judgment by management in selecting the appropriate assumptions in determining the estimate. By their nature, these judgments are subject to an inherent degree of uncertainty. We develop these judgments based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Actual results may differ from these judgments under different assumptions or conditions. Different, reasonable estimates could have been used for the current period. Additionally, changes in accounting estimates are reasonably likely to occur from period to period. Both of these factors could have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. All of our significant accounting policies are more fully described in Note 2 to our consolidated financial statements set forth in our annual report on Form 10-K for the year ended December 28, 2014. There have been no significant changes to the policies related to our critical accounting estimates since December 28, 2014.

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

Interest Rate Risk

Borrowings under our revolving credit facility and U.S. dollar denominated term loan bear interest at variable rates. As of March 29, 2015, we had $16.0 million of borrowings under our revolving credit facility and $71.8 million in borrowings under our U.S. dollar denominated term loan, net of the unamortized discount, and $4.9 million of other debt. Based upon this debt level, and the LIBOR floor on our interest rate, a 100 basis point increase in the annual interest rate on such borrowings would have an immaterial impact on our interest expense on an annual basis.

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

At March 29, 2015, our cash and cash equivalents were $36.1 million. Based on our annualized average interest rate, a 10% decrease in the annual interest rate on such balances would result in an immaterial impact on our interest income on an annual basis.

Foreign Currency Exchange Rate Risk

Fluctuations in the exchange rate between the U.S. dollar and foreign currencies have adversely affected and could continue to adversely affect our financial results. Foreign currency exchange rate fluctuations had a negative impact of $6.5 million on our revenues during the three months ended March 29, 2015. For the three months ended March 29, 2015 and March 30, 2014, approximately 40% and 44%, respectively, of our revenues were denominated in foreign currencies. We expect that foreign currencies will continue to represent a similarly significant percentage of our revenues in the future. Operating expenses related to these revenues are largely denominated in the same respective currency, thereby limiting our transaction risk exposure, to some extent. However, for revenues not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases and if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our prices not being competitive in a market where business is transacted in the local currency.

For the three months ended March 29, 2015, approximately 25% of our revenues denominated in foreign currencies were derived from European Union countries and were denominated in Euros. Additionally, we have significant intercompany payables and debt with certain European subsidiaries, which are denominated in foreign currencies, principally the Euro. Our principal exchange rate risk therefore exists between the U.S. dollar and the Euro. Fluctuations from the beginning to the end of any given reporting period result in the re-measurement of our foreign currency-denominated cash, receivables, payables and debt, generating currency transaction gains or losses that impact our non-operating income/expense levels in the respective period and are reported in foreign currency transaction gain in our consolidated financial statements. We economically hedged our balance sheet exposure to fluctuations in the Euro and other currencies by entering into foreign exchange forward contracts.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our President and Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 240.15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of March 29, 2015. Based on that review and evaluation, which included inquiries made to certain of our other employees, the Certifying Officers have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to Tornier required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

While we completed the implementation of an ERP system in the United States in the first quarter of 2015, we do not believe this had a material effect on our internal control over financial reporting. There were no other changes in our internal control over financial reporting that occurred during the first quarter of 2015 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 13 to our consolidated financial statements, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. For a discussion of the specific risks that could materially adversely affect our business, financial condition or operating results, please see our annual report on Form 10-K for the fiscal year ended December 28, 2014 under the heading “Part I — Item 1A. Risk Factors.” There has been no material change to the risk factors as disclosed in that report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

During the first quarter of 2015, we did not issue any ordinary shares or other equity securities of our company that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

We did not purchase any ordinary shares or other equity securities of ours during the first quarter of 2015.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

The following exhibits are filed or furnished with this quarterly report on Form 10-Q:

Exhibit No.	Description

10.1	Tornier N.V. Corporate Performance Incentive Plan (Incorporated by reference to Exhibit 10.18 to Tornier’s annual report on Form 10-K for the fiscal year ended December 28, 2014 (File No. 001-35065))

10.2	Amendment to Employment Agreement, dated February 16, 2015, by and between Tornier, Inc. and Kevin M. Klemz (Incorporated by reference to Exhibit 10.5 to Tornier’s annual report on Form 10-K for the fiscal year ended December 28, 2014 (File No. 001-35065))

10.3	Amendment to Employment Agreement, dated February 16, 2015, by and between Tornier, Inc. and Greg Morrison (Incorporated by reference to Exhibit 10.7 to Tornier’s annual report on Form 10-K for the fiscal year ended December 28, 2014 (File No. 001-35065))

12.1	Ratio of Earnings to Fixed Charges (Filed herewith)

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

101	The following materials from Tornier N.V.’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets as of March 29, 2015 and December 28, 2014, (ii) the unaudited Consolidated Statements of Operations for the three ended March 29, 2015 and March 30, 2014, (iii) the unaudited Consolidated Statements of Comprehensive (Loss) Income for the three months ended March 29, 2015 and March 30, 2014, (iv) the unaudited Consolidated Statements of Cash Flows for the three months ended March 29, 2015 and March 30, 2014 and (v) Notes to Consolidated Financial Statements (Filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TORNIER N.V.

Date: May 5, 2015	By:	/s/ David H. Mowry
David H. Mowry
President and Chief Executive Officer
(principal executive officer)

	By:	/s/ Shawn T McCormick
Shawn T McCormick
Chief Financial Officer
(principal financial and accounting officer)

TORNIER N.V.

QUARTERLY REPORT ON FORM 10-Q

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

10.1	Tornier N.V. Corporate Performance Incentive Plan	Incorporated by reference to Exhibit 10.18 to Tornier’s annual report on Form 10-K for the fiscal year ended December 28, 2014 (File No. 001-35065)

10.2	Amendment to Employment Agreement, dated February 16, 2015, by and between Tornier, Inc. and Kevin M. Klemz	Incorporated by reference to Exhibit 10.5 to Tornier’s annual report on Form 10-K for the fiscal year ended December 28, 2014 (File No. 001-35065)

10.3	Amendment to Employment Agreement, dated February 16, 2015, by and between Tornier, Inc. and Greg Morrison	Incorporated by reference to Exhibit 10.7 to Tornier’s annual report on Form 10-K for the fiscal year ended December 28, 2014 (File No. 001-35065)

12.1	Ratio of Earnings to Fixed Charges	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101	The following materials from Tornier N.V.’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets as of March 29, 2015 and December 28, 2014, (ii) the unaudited Consolidated Statements of Operations for the three ended March 29, 2015 and March 30, 2014, (iii) the unaudited Consolidated Statements of Comprehensive (Loss) Income for the three months ended March 29, 2015 and March 30, 2014, (iv) the unaudited Consolidated Statements of Cash Flows for the three months ended March 29, 2015 and March 30, 2014 and (v) Notes to Consolidated Financial Statements	Filed herewith