Form 10-Q
period 2015-09-27
Wright Medical Group N.V.
filed 2015-11-05
CIK 1492658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 1-35065

WRIGHT MEDICAL GROUP N.V.

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

As of November 2, 2015, there were 102,652,098 ordinary shares outstanding.

WRIGHT MEDICAL GROUP N.V.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 2015

As previously disclosed, on October 1, 2015, pursuant to an agreement and plan of merger, dated as of October 27, 2014, among Tornier N.V. (Tornier), Trooper Holdings Inc., a direct, wholly-owned subsidiary of Tornier (Holdco), Trooper Merger Sub Inc., a former, indirect, wholly-owned subsidiary of Tornier, and a former, direct, wholly-owned subsidiary of Holdco (Merger Sub), and Wright Medical Group, Inc. (Wright or WMG), Merger Sub merged with and into Wright, with Wright surviving as the surviving entity and as an indirect, wholly-owned subsidiary of Tornier as contemplated under the merger agreement. In connection with the transaction, Tornier changed its corporate name to Wright Medical Group N.V.

This Quarterly Report on Form 10-Q relates to Tornier’s fiscal quarter ended September 27, 2015, which was prior to the consummation of the merger. For information on Wright’s results of operations for its quarter ended September 30, 2015, please refer to a Current Report on Form 8-K intended to be filed after the filing of this report. The first periodic report that will include results of operations for the combined company, including WMG and Tornier, will be the Annual Report on Form 10-K for the fiscal year ending December 27, 2015.

Unless the context otherwise requires, references to “Wright,” the “combined company,” “Company,” “we,” “our” or “us” in this report refer to Wright Medical Group N.V., a public company with limited liability (naamloze vennootschap), and its subsidiaries after completion of the merger referred to above and references to “Tornier,” the “Company,” “we,” “our” or “us” in this report refer to Tornier N.V., a public company with limited liability (naamloze vennootschap), and its subsidiaries, before completion of the merger. Unless the context otherwise requires, references to “Wright” or “WMG” prior to completion of the merger in this report refer to Wright Medical Group, Inc. and its subsidiaries, and references to “WMT” in this report refer to Wright Medical Technology, Inc.

References to “Merger Sub” refer to Trooper Merger Sub Inc., a former, indirect, wholly-owned subsidiary of Tornier, and a former, direct, wholly-owned subsidiary of Trooper Holdings Inc. References to “Holdco” refer to Trooper Holdings Inc., a direct, wholly-owned subsidiary of Tornier, and parent of Trooper Merger Sub Inc. References to the “merger agreement” refer to that certain agreement and plan of merger, dated as of October 27, 2014, among Tornier, Holdco, Merger Sub, and Wright. References to the “merger” refer to the merger of Merger Sub with and into Wright on October 1, 2015, with Wright as the surviving entity and as an indirect, wholly-owned subsidiary of Tornier as contemplated under the merger agreement.

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

This report contains references to among others, our trademarks Aequalis®, Aequalis Ascend®, Aequalis Ascend Flex™, Augment®, Latitude®, Latitude® EV, Salto Talaris®, Salto® Total Ankle, Simpliciti®, Conexa™, Tornier® and Wright®. All other trademarks or trade names referred to in this report are the property of their respective owners.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q may contain “forward-looking statements” as defined under United States federal securities laws. These statements reflect management’s current knowledge, assumptions, beliefs, estimates, and expectations and express management’s current view of future performance, results, and trends. Forward-looking statements may be identified by their use of terms such as anticipate, believe, could, estimate, expect, intend, may, plan, predict, project, will, and other similar terms. Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to materially differ from those described in the forward-looking statements. The reader should not place undue reliance on forward-looking statements. Such statements are made as of the date of this report, and we undertake no obligation to update such statements after this date. Risks and uncertainties that could cause our actual results to materially differ from those described in forward-looking statements are discussed in our filings with the Securities and Exchange Commission (SEC) (including in our Annual Report on Form 10-K for the fiscal year ended December 28, 2014 and in our subsequent Quarterly Reports on Form 10-Q, including this Quarterly Report Form 10-Q for the fiscal quarter ended September 27, 2015, in each case under the heading “Risk Factors” and elsewhere in such filings). By way of example and without implied limitation, such risks and uncertainties include:

•	future actions of the SEC, the United States Attorney’s office, the U.S. Food and Drug Administration (FDA), the Department of Health and Human Services, or other U.S. or foreign government authorities, including those resulting from increased scrutiny under the Foreign Corrupt Practices Act and similar laws, that could delay, limit or suspend our development, manufacturing, commercialization, and sale of products, or result in seizures, injunctions, monetary sanctions, or criminal or civil liabilities;

•	risks associated with our recently completed merger with Wright Medical Group, Inc. (WMG), including the failure to realize intended benefits and anticipated synergies and cost-savings from the transaction or delay in realization thereof; cash costs associated with the transaction which may negatively impact our financial condition, operating results, and cash flow; our businesses may not be combined successfully, or such combination may take longer, be more difficult, time-consuming or costly to accomplish than expected; and business disruption after the transaction, including adverse effects on employee retention and on business relationships with third parties;

•	risks associated with our recently completed divestiture of the U.S. rights to certain of our ankle and silastic toe replacement products;

•	liability for product liability claims on hip/knee (OrthoRecon) products sold by Wright Medical Technology, Inc. (WMT) prior to the divestiture of the OrthoRecon business;

•	failure to realize the anticipated benefits from previous acquisitions or from the divestiture of the OrthoRecon business;

•	adverse outcomes in existing product liability litigation;

•	new product liability claims;

•	inadequate insurance coverage;

•	copycat claims against our modular hip systems resulting from a competitor’s recall of its modular hip product;

•	failure to obtain anticipated commercial sales of our Augment® Bone Graft in the United States;

•	challenges to our intellectual property rights or inability to defend our products against the intellectual property rights of others;

•	loss of key suppliers;

•	failures of, interruptions to, or unauthorized tampering with, our information technology systems;

•	failure or delay in obtaining FDA or other regulatory approvals for our products;

•	the potentially negative effect of our ongoing compliance enhancements on our relationships with customers and on our ability to deliver timely and effective medical education, clinical studies, and new products;

•	the possibility of private securities litigation or shareholder derivative suits;

•	insufficient demand for and market acceptance of our new and existing products;

•	recently enacted healthcare laws and changes in product reimbursements, which could generate downward pressure on our product pricing;

•	potentially burdensome tax measures;

•	lack of suitable business development opportunities;

•	inability to capitalize on business development opportunities;

•	product quality or patient safety issues;

•	geographic and product mix impact on our sales;

•	inability to retain key sales representatives, independent distributors, and other personnel or to attract new talent;

•	inventory reductions or fluctuations in buying patterns by wholesalers or distributors;

•	ability to generate sufficient cash flow to satisfy our capital requirements and existing debt, including the conversion features of our convertible senior notes, or refinance our existing debt as it matures;

•	the negative impact of the commercial and credit environment on us, our customers, and our suppliers;

•	deriving a significant portion of our revenues from operations in certain geographic markets that are subject to political, economic, and social instability, including in particular France, and risks and uncertainties involved in launching our products in certain new geographic markets;

•	fluctuations in foreign currency exchange rates;

•	not successfully developing and marketing new products and technologies and implementing our business strategy;

•	not successfully competing against our existing or potential competitors and the effect of significant recent consolidations amongst our competitors;

•	the reliance of our business plan on certain market assumptions;

•	our private label manufacturers failing to provide us with sufficient supply of their products, or failing to meet appropriate quality requirements;

•	our inability to timely manufacture products or instrument sets to meet demand;

•	our plans to bring the manufacturing of certain of our products in-house and possible disruptions we may experience in connection with such transition;

•	our plans to increase our gross margins by taking certain actions designed to do so;

•	the loss of key suppliers, which may result in our inability to meet customer orders for our products in a timely manner or within our budget;

•	the incurrence of significant expenditures of resources to maintain relatively high levels of inventory, which could reduce our cash flows and increase the risk of inventory obsolescence, which could harm our operating results;

•	consolidation in the healthcare industry that could lead to demands for price concessions or the exclusion of some suppliers from certain of our markets, which could have an adverse effect on our business, financial condition or operating results;

•	our clinical trials and their results and our reliance on third parties to conduct them;

•	the compliance of our products with the laws and regulations of the countries in which they are marketed, which compliance may be costly and time-consuming;

•	the use, misuse or off-label use of our products that may harm our image in the marketplace or result in injuries that may lead to product liability suits, which could be costly to our business or result in governmental sanctions; and

•	pending and future other litigation, which could have an adverse effect on our business, financial condition or operating results.

For more information regarding these and other uncertainties and factors that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements or otherwise could materially adversely affect our business, financial condition or operating results, see “Part II. Other Information — Item 1A. Risk Factors” of this report. The risks and uncertainties described above and in “Part II. Other Information — Item 1A. Risk Factors” of this report are not exclusive and further information concerning us and our business, including factors that potentially could materially affect our financial results or condition, may emerge from time to time. We assume no obligation to update, amend or clarify forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. We advise you, however, to consult any further disclosures we make on related subjects in our future Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K we file with or furnish to the SEC.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TORNIER N.V. AND SUBSIDIARIES

Consolidated Balance Sheets

(U.S. dollars in thousands, except share and per share amounts)

	September 27, 2015	December 28, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$30,111	$27,940
Accounts receivable (net of allowance of $7,002 and $5,779, respectively)	62,303	63,583
Inventories	83,668	88,662
Deferred income taxes	5,888	6,817
Prepaid taxes	11,766	12,858
Prepaid expenses	3,616	4,613
Other current assets	5,632	5,228

Total current assets	202,984	209,701
Instruments, net	59,728	62,888
Property, plant and equipment, net	42,632	44,662
Goodwill	238,505	244,782
Intangible assets, net	79,610	95,120
Deferred income taxes	627	128
Other assets	1,192	1,294

Total assets	$625,278	$658,575

Liabilities and shareholders’ equity
Current liabilities:
Short-term borrowings and current portion of long-term debt	$8,354	$7,394
Accounts payable	15,306	15,073
Accrued liabilities	56,905	59,109
Income taxes payable	2,133	887
Contingent consideration, current	—	1,989
Deferred income taxes	8	9

Total current liabilities	82,706	84,461
Long-term debt	77,774	68,105
Deferred income taxes	17,375	18,498
Other non-current liabilities	8,196	8,621

Total liabilities	186,051	179,685
Shareholders’ equity:
Ordinary shares, €0.03 par value; authorized 175,000,000; issued and outstanding 49,295,455 and 48,974,449 at September 27, 2015 and December 28, 2014, respectively	1,950	1,939
Additional paid-in capital	791,756	783,335
Accumulated deficit	(326,882)	(301,629)
Accumulated other comprehensive loss	(27,597)	(4,755)

Total shareholders’ equity	439,227	478,890

Total liabilities and shareholders’ equity	$625,278	$658,575

The accompanying notes are an integral part of the consolidated financial statements.

TORNIER N.V. AND SUBSIDIARIES

Consolidated Statements of Operations

(U.S. dollars in thousands, except share and per share amounts)

	Three months ended		Nine months ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(unaudited)		(unaudited)
Revenue	$74,944	$76,675	$246,257	$252,550
Cost of goods sold	16,427	18,010	55,100	61,701

Gross profit	58,517	58,665	191,157	190,849
Operating expenses:
Selling, general and administrative	55,416	57,127	174,622	178,479
Research and development	4,972	6,055	16,783	17,845
Amortization of intangible assets	4,004	4,274	12,051	12,928
Special charges	2,657	(4,366)	6,860	(994)

Total operating expenses	67,049	63,090	210,316	208,258

Operating loss	(8,532)	(4,425)	(19,159)	(17,409)
Other income (expense):
Interest income	64	18	82	126
Interest expense	(1,419)	(1,250)	(4,171)	(3,964)
Foreign currency transaction loss	(315)	(152)	(410)	(195)
Other non-operating income	60	11	148	20

Loss before income taxes	(10,142)	(5,798)	(23,510)	(21,422)
Income tax (expense) benefit	(652)	477	(1,743)	416

Consolidated net loss	$(10,794)	$(5,321)	$(25,253)	$(21,006)

Net loss per share:
Basic and diluted	$(0.22)	$(0.11)	$(0.51)	$(0.43)
Weighted average shares outstanding:
Basic and diluted	49,279	48,832	49,116	48,656

The accompanying notes are an integral part of the consolidated financial statements.

TORNIER N.V. AND SUBSIDIARIES

Consolidated Statements of Comprehensive (Loss)

(U.S. dollars in thousands)

	Three months ended		Nine months ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Consolidated net loss	$(10,794)	$(5,321)	$(25,253)	$(21,006)
Foreign currency translation adjustments	(1,536)	(18,022)	(22,842)	(23,523)

Comprehensive loss	$(12,330)	$(23,343)	$(48,095)	$(44,529)

The accompanying notes are an integral part of the consolidated financial statements.

TORNIER N.V. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(U.S. dollars in thousands)

	Nine months ended
	September 27, 2015	September 28, 2014
	(unaudited)
Cash flows from operating activities:
Consolidated net loss	$(25,253)	$(21,006)
Adjustments to reconcile consolidated net loss to cash provided by (used in) operating activities:
Depreciation and amortization	30,549	30,594
Non-cash foreign currency loss	387	176
Deferred income taxes	(2,812)	(5,254)
Share-based compensation	6,512	6,869
Non-cash interest expense and discount amortization	733	565
Inventory obsolescence	8,568	8,389
Loss (gain) on contingent consideration liabilities	618	(5,327)
Acquired inventory step up	—	577
Other non-cash items affecting earnings	410	312
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(774)	(1,015)
Inventories	(9,316)	(21,586)
Accounts payable and accruals	2,973	4,213
Other current assets and liabilities	29	(2,713)
Other non-current assets and liabilities	283	689

Net cash provided by (used in) operating activities	12,907	(4,517)
Cash flows from investing activities:
Acquisition-related cash payments	—	(2,000)
Purchases of intangible assets	(360)	(20)
Additions of instruments	(14,089)	(18,749)
Purchases of property, plant and equipment	(4,544)	(8,128)

Net cash used in investing activities	(18,993)	(28,897)
Cash flows from financing activities:
Change in short-term debt	1,000	6,000
Repayment of note payable	—	(723)
Repayments of long-term debt	(1,047)	—
Proceeds from long-term debt	10,067	477
Deferred financing costs	(114)	—
Contingent consideration payments	(2,607)	(6,793)
Issuance of ordinary shares from stock option exercises	1,734	2,844
Proceeds from issuance of ordinary shares	224	284

Net cash provided by financing activities	9,257	2,089
Effect of exchange rate changes on cash and cash equivalents	(1,000)	471

Increase (decrease) in cash and cash equivalents	2,171	(30,854)

Cash and cash equivalents:
Beginning of period	27,940	56,784

End of period	$30,111	$25,930

Non-cash investing and financing activities:
Fixed assets acquired pursuant to capital lease	$694	$861

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

On October 1, 2015, the Company completed its previously announced merger (Merger) with Wright Medical Group, Inc. (Wright). See Note 14 to the consolidated financial statements for additional information regarding the Merger.

Also on October 1, 2015, in connection with the Merger, the Company completed its previously announced divestiture of the U.S. rights to the Company’s Salto Talaris and Salto Talaris XT line of ankle replacement products and the Company’s line of silastic toe replacement products, among other assets, for cash. See Note 14 to the consolidated financial statements for additional information regarding the divestiture.

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

Recently Issued Accounting Pronouncements

In September 2015, the FASB issued ASU 2015-16, Business Combinations (ASC Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 provides new guidance that eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. This new guidance is effective for annual periods beginning on or after December 15, 2015 and interim periods within those years. The Company is currently determining its implementation approach and assessing the impact on its consolidated financial statements and related disclosures.

In July 2015, the FASB issued ASU 2015-11, Inventory (ASC Topic 330): Simplifying the Measurement of Inventory. ASU 2015-11 provides new guidance that simplifies the subsequent measurement of inventories by replacing today’s lower of cost or market test with a lower of cost net realizable value test. This new guidance is effective for annual periods beginning on or after December 15, 2016 and interim periods within those years. The Company is currently determining its implementation approach and assessing the impact on its consolidated financial statements and related disclosures.

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

The Company has evaluated recent accounting pronouncements through ASU 2015-16 and believes that none of them, other than those described above, will have a material effect on the Company’s consolidated financial statements. The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

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

A summary of the financial assets and liabilities that are measured at fair value on a recurring basis at September 27, 2015 and December 28, 2014 are as follows:

	September 27, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$30,111	$30,111	$—	$—
Derivative liabilities	(174)	—	(174)	—

Total, net	$29,937	$30,111	$(174)	$—

	December 28, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$27,940	$27,940	$—	$—
Contingent consideration	(1,989)	—	—	(1,989)
Derivative liabilities	(502)	—	(502)	—

Total, net	$25,449	$27,940	$(502)	$(1,989)

As of September 27, 2015 and December 28, 2014, the Company had derivative liabilities of $0.2 million and $0.5 million, respectively, with recurring Level 2 fair value measurements. The derivative liabilities balance is included in the accrued liabilities line item on the consolidated balance sheet. The derivatives are foreign exchange forward contracts and their fair values are based on pricing for similar recently executed transactions. The amount of loss recognized in foreign currency transactions for the nine months ended September 27, 2015 and September 28, 2014 related to these derivatives is $2.6 million and $1.6 million, respectively.

There were no Level 3 contingent consideration liabilities remaining as of September 27, 2015. Included in Level 3 fair value measurements as of December 28, 2014 was: (i) a $0.5 million contingent consideration liability related to potential earn-out payments for the acquisition of OrthoHelix Surgical Designs, Inc. (OrthoHelix) that was completed in October 2012, (ii) a $1.4 million contingent consideration liability related to potential earn-out payments for distributor acquisitions in the United States that occurred throughout 2013 and the first nine months of 2014, and (iii) a $0.1 million contingent consideration liability related to potential earn-out payments for the acquisition of a distributor in Australia that was completed in 2013. All outstanding contingent consideration liabilities as of December 28, 2014 were resolved in 2015. There were no transfers between levels during the periods presented.

A rollforward of the Level 3 contingent consideration liability for the nine months ended September 27, 2015 is as follows (in thousands):

Contingent consideration liability at December 28, 2014	$1,989
Additions	—
Fair value adjustments	618
Settlements	(2,607)
Interest accretion	7
Foreign currency translation	(7)

Contingent consideration liability at September 27, 2015	$—

The Company reviews the carrying amount of its long-lived assets other than goodwill for potential impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable. During the nine months ended September 27, 2015 and September 28, 2014, the Company recognized no impairments.

As of September 27, 2015 and December 28, 2014, the Company had short-term and long-term debt of $86.1 million and $75.5 million, respectively, the vast majority of which was variable rate debt. The fair value of the Company’s debt obligations approximates carrying value as a result of its variable rate term and is considered a Level 2 fair value measurement.

4. Inventories

Inventory balances consist of the following (in thousands):

	September 27, 2015	December 28, 2014
Raw materials	$6,027	$7,769
Work-in-process	7,963	9,197
Finished goods	69,678	71,696

Total	$83,668	$88,662

5. Property, Plant and Equipment

Property, plant and equipment balances consist of the following (in thousands):

	September 27, 2015	December 28, 2014
Land	$1,352	$1,481
Building and improvements	12,139	12,828
Machinery and equipment	29,644	30,892
Furniture, fixtures and office equipment	26,370	27,649
Software	16,436	4,672
Construction in progress	1,067	10,663

Property, plant and equipment, gross	87,008	88,185
Accumulated depreciation	(44,376)	(43,523)

Property, plant and equipment, net	$42,632	$44,662

During the first quarter of 2015, the Company completed the implementation of its Enterprise Resource Planning system in the United States which resulted in a balance reclassification from Construction in progress to Software.

6. Instruments

Instruments are included in long-term assets on the consolidated balance sheets and consist of the following (in thousands):

	September 27, 2015	December 28, 2014
Instruments	$109,061	$106,788
Instruments in process	24,644	23,456
Accumulated depreciation	(73,977)	(67,356)

Instruments, net	$59,728	$62,888

7. Goodwill and Other Intangible Assets

The following table summarizes the changes in the carrying amount of goodwill (in thousands):

Balance at December 28, 2014	$244,782
Foreign currency translation	(6,277)

Balance at September 27, 2015	$238,505

The components of identifiable intangible assets are as follows (in thousands):

	Gross value	Accumulated amortization	Net value
Balances at September 27, 2015
Intangible assets subject to amortization:
Developed technology	$105,982	$(56,156)	$49,826
Customer relationships	52,128	(32,521)	19,607
Licenses	7,148	(6,072)	1,076
Other	6,349	(5,717)	632
Intangible assets not subject to amortization:
Trade name	8,469	—	8,469

Total	$180,076	$(100,466)	$79,610

	Gross value	Accumulated amortization	Net value
Balances at December 28, 2014
Intangible assets subject to amortization:
Developed technology	$108,868	$(51,107)	$57,761
Customer relationships	56,008	(31,656)	24,352
Licenses	6,827	(5,145)	1,682
Other	6,958	(4,410)	2,548
Intangible assets not subject to amortization:
Trade name	8,777	—	8,777

Total	$187,438	$(92,318)	$95,120

Estimated annual amortization expense for fiscal years ending 2015 through 2019 is as follows (in thousands):

Amortization expense
2015	$15,983
2016	13,622
2017	12,517
2018	11,699
2019	10,321

During the nine months ended September 28, 2014, the Company acquired intangible assets in the form of non-compete agreements and goodwill in the aggregate amount of $2.7 million related to the acquisition of certain U.S. distributors and independent sales agencies.

8. Debt

A summary of debt is as follows (in thousands):

	September 27, 2015	December 28, 2014
Line of credit	$7,000	$6,000
Mortgages	2,630	3,553
Bank term debt	74,464	63,743
Shareholder debt	2,034	2,203

Total debt	86,128	75,499
Less current portion	(8,354)	(7,394)

Long-term debt	$77,774	$68,105

Line of Credit

On October 4, 2012, the Company, and one of its U.S. operating subsidiaries, Tornier, Inc. (Tornier USA), entered into a credit agreement with Bank of America, N.A., as Administrative Agent, SG Americas Securities, LLC, as Syndication Agent, BMO Capital Markets and JPMorgan Chase Bank, N.A., as Co-Documentation Agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated and SG Americas Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners, and the other lenders party thereto. The credit facility included a senior secured revolving credit facility to Tornier USA denominated at the election of Tornier USA, in U.S. dollars, Euros, pounds sterling, and yen in an aggregate principal amount of up to the U.S. dollar equivalent of $30.0 million. Funds available under the revolving credit facility may be used for general corporate purposes. Loans under the revolving credit facility bore interest at (a) the alternate base rate (if denominated in U.S. dollars), equal to the greatest of (i) the prime rate in effect on such day, (ii) the federal funds rate in effect on such day plus 1/2 of 1%, and (iii) the adjusted LIBO rate plus 1%, plus in the case of each of (i)-(iii) above, an applicable rate of 2.00% or 2.25% (depending on the Company’s total net leverage ratio as defined in its credit agreement), or (b) in the case of a Eurocurrency loan (as defined in the credit agreement), at the applicable adjusted LIBO rate for the relevant interest period plus an applicable rate of 3.00% or 3.25% (depending on the Company’s total net leverage ratio), plus the mandatory cost (as defined in the credit agreement) if such loan is made in a currency other than U.S. dollars or from a lending office in the United Kingdom or a participating member state (as defined in the credit agreement). Additionally, the Company was subject to a 0.5% interest rate related to the unfunded balance on the line of credit. As of September 27, 2015 and December 28, 2014, the outstanding balance related to this line of credit was $7.0 million and $6.0 million, respectively. The term of the line of credit was scheduled to end in October 2017. On October 1, 2015, in connection with the consummation of the Merger, the Company terminated all commitments and repaid all outstanding indebtedness under the credit agreement, including without limitation the outstanding balance under the line of credit. See Note 14 to the consolidated financial statements for additional information.

Mortgages

The Company has mortgages secured by an office building in Montbonnot, France. These mortgages had an outstanding balance of $2.6 million and $3.6 million at September 27, 2015 and December 28, 2014, respectively, and bear fixed annual interest rates of 2.55%-4.9%.

Bank Term Debt

In addition to the senior secured revolving credit facility discussed above, the credit agreement entered into on October 4, 2012 also provided for an aggregate credit commitment to Tornier USA of $115.0 million, consisting of: (1) a senior secured term loan facility to Tornier USA denominated in U.S. dollars in an aggregate principal amount of up to $75.0 million (USD term facility); and (2) a senior secured term loan facility to Tornier USA denominated in Euros in an aggregate principal amount of up to the U.S. dollar equivalent of $40.0 million. The senior secured term loan facility denominated in Euros was repaid in full during 2013. The borrowings under the term loan facilities were used to pay the cash purchase consideration for the OrthoHelix acquisition, and fees, costs and expenses incurred in connection with the acquisition and the credit agreement and to repay prior existing indebtedness of the Company and its subsidiaries. On March 13, 2015, Tornier USA entered into an incremental term facility amendment. Under terms of the amendment, the senior secured term loan facility denominated in U.S. dollars available to Tornier was increased by an additional aggregate principal amount of $10.0 million with the amortization schedule revised to reflect the additional term loan advance. The proceeds were used for general corporate purposes. The amendment provided for no other changes to covenants or events of default under the credit facility, and provided for no change to any guaranty or collateral relating to the credit agreement. The term loans were scheduled to mature in October 2017. On October 1, 2015, in connection with the consummation of the Merger, the Company terminated all commitments and repaid all outstanding indebtedness under the credit agreement, including without limitation the outstanding term loans. See Note 14 to the consolidated financial statements for additional information.

Borrowings under these term debt facilities within the credit agreement as of September 27, 2015 and December 28, 2014 were as follows:

	September 27, 2015	December 28, 2014
Senior secured U.S dollar term loan	$74,031	$64,031
Deferred financing cost	(1,774)	(2,315)

Total	$72,257	$61,716

The USD term facility bore interest at (a) the alternate base rate (if denominated in U.S. dollars), equal to the greatest of (i) the prime rate in effect on such day, (ii) the federal funds rate in effect on such day plus 1/2 of 1%, and (iii) the adjusted LIBO rate, with a floor of 1% (as defined in the new credit agreement) plus 1%, plus in the case of each of (i)-(iii) above, an applicable rate of 2.00% or

2.25% (depending on the Company’s total net leverage ratio as defined in the Company’s credit agreement), or (b) in the case of a Eurocurrency loan (as defined in the Company’s credit agreement), at the applicable adjusted LIBO rate for the relevant interest period plus an applicable rate of 3.00% or 3.25% (depending on the Company’s total net leverage ratio), plus the mandatory cost (as defined in the credit agreement) if such loan was made in a currency other than U.S. dollars or from a lending office in the United Kingdom or a participating member state (as defined in the credit agreement).

The credit agreement, including the term loan and the revolving line of credit, contained covenants, including financial covenants which required the Company to maintain minimum interest coverage, annual capital expenditure limits and maximum total net leverage ratios, and customary events of default. The obligations under the credit agreement were guaranteed by the Company, Tornier USA and certain other specified subsidiaries of the Company, and subject to certain exceptions, were secured by a first priority security interest in substantially all of the assets of the Company and certain specified existing and future subsidiaries of the Company. Additionally, the credit agreement included a restriction on the Company’s ability to pay dividends. The Company was in compliance with all covenants as of September 27, 2015.

Also included in bank term debt at September 27, 2015 and December 28, 2014 is $1.8 million and $1.6 million related to capital leases, respectively, and a $0.4 million Euro loan.

Shareholder Debt

In 2008, one of the Company’s 51%-owned and consolidated subsidiaries borrowed $2.2 million from a member of the Company’s board of directors who is also a 49% owner of the consolidated subsidiary. This loan was used to partially fund the purchase of real estate in Grenoble, France, to be used as a manufacturing facility. Interest on the debt is variable based on three-month Euro Libor rate plus 0.5% and has no stated term. The outstanding balance on this debt was $2.0 million and $2.2 million as of September 27, 2015 and December 28, 2014, respectively. The non-controlling interest in this subsidiary is deemed immaterial to the consolidated financial statements.

9. Share-Based Compensation

Share-based awards historically have been granted by the Company under the Tornier N.V. 2010 Amended and Restated Incentive Plan (the 2010 Plan). This plan allowed for the issuance of up to a maximum of 10.2 million ordinary shares in connection with the grant of share-based awards, including stock options, restricted stock units, stock appreciation rights and other types of awards as deemed appropriate. To date, only options to purchase ordinary shares (options) and stock grants in the form of restricted stock units (RSUs) have been awarded under the plan. Both types of awards generally have graded vesting periods of four years and the options generally expire ten years after the grant date. Options are granted with exercise prices equal to the fair value of the Company’s ordinary shares on the date of grant.

Under the terms of the merger agreement with Wright, the Company was prohibited from granting additional share-based awards under the 2010 Plan or otherwise. In connection with the consummation of the Merger, certain amendments to the 2010 Plan became effective, including a change in the name of the plan to the “Wright Medical Group N.V. Amended and Restated 2010 Incentive Plan,” an increase in the number of ordinary shares available for issuance, and revisions to provide for the issuance of awards under the plan that qualify for the “performance based compensation” exception to Section 162(m) of the Internal Revenue Code of 1986, as amended. The amendments were reflected in an amended and restated version of the plan, which was approved by the Company’s shareholders at the Extraordinary General Meeting held on June 18, 2015, subject to and effective upon completion of the Merger.

The Company recognizes compensation expense for these awards on a straight-line basis over the vesting period. Share-based compensation expense is included in cost of goods sold, selling, general and administrative expense, and research and development expense on the consolidated statements of operations.

Below is a summary of the allocation of share-based compensation (in thousands):

	Three months ended		Nine months ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(unaudited)		(unaudited)
Cost of goods sold	$187	$182	$548	$486
Selling, general and administrative	1,495	1,957	5,379	5,857
Research and development	171	209	585	526

Total	$1,853	$2,348	$6,512	$6,869

During the nine months ended September 27, 2015, the Company did not grant options or RSUs due to the then pending merger with Wright.

10. Income Taxes

The Company’s effective tax rate for the nine months ended September 27, 2015 was negative 7.4%. During the nine months ended September 27, 2015, the Company recognized $1.7 million of income tax expense on pre-tax losses of $23.5 million. The Company recognized $1.1 million of tax expense in certain European jurisdictions and $0.6 million in the United States during the nine months ended September 27, 2015. Given the Company’s history of operating losses, the Company does not generally recognize a provision for income taxes in the United States and certain jurisdictions in Europe because it has established a valuation allowance for substantially all of the net deferred tax assets in these jurisdictions. The Company records tax expense or benefit in certain other international jurisdictions where a valuation allowance has not been established. The mix of pre-tax income or loss in these jurisdictions as well as in the jurisdictions in which valuation allowances are established are the primary drivers of the Company’s effective tax rate.

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

11. Capital Stock and Earnings Per Share

The Company had 49.3 million and 49.0 million ordinary shares issued and outstanding as of September 27, 2015 and December 28, 2014, respectively.

The Company had options to purchase ordinary shares and RSUs outstanding of an aggregate 2.9 million and 3.1 million at September 27, 2015 and December 28, 2014, respectively. None of the options or RSUs were included in diluted earnings per share for the nine months ended September 27, 2015 and September 28, 2014 because the Company recorded a net loss in those periods; and therefore, including these instruments would be anti-dilutive.

At the effective time of the Merger, the Company’s articles of association were amended to increase its authorized capital from €5,250,000 to €9,600,000 and to increase its authorized number of ordinary shares from 175 million to 320 million.

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

	Nine months ended
	September 27, 2015	September 28, 2014
Acquisition, integration and distributor transition costs	$691	$2,250
Wright merger-related charges	8,169	—
Reduction in contingent consideration liability	—	(5,000)
OrthoHelix restructuring charges	—	1,431
Instrument use tax refund	(2,000)	—
Other	—	325

Total	$6,860	$(994)

Included in special charges for the nine months ended September 27, 2015 was $0.8 million of expenses related to U.S. distributor transitions, $8.2 million of merger-related expenses related to the then pending merger with Wright, $0.1 million in gain on the reversal of an earnout liability related to the Company’s acquisition of a stocking distributor in Australia, and a credit of $2.0 million due to an instrument use tax refund.

Included in special charges for the nine months ended September 28, 2014 was $5.0 million gain on the reversal of an earnout liability related to OrthoHelix due to the underperformance of revenue of combined lower extremity products versus established targets, partially offset by $1.4 million of charges related to the OrthoHelix restructuring initiative, $2.3 million of integration and distributor transition costs and $0.3 million of other charges.

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

On November 26, 2014, a third class action complaint was filed in the Circuit Court of Tennessee, for the Thirtieth Judicial District, at Memphis (Tennessee Circuit Court), by a purported shareholder of Wright under the caption City of Warwick Retirement System v. Gary D. Blackford et al., CT-005015-14. An amended complaint in the action was filed on January 5, 2015. The amended complaint names as defendants Wright, the Company, Holdco, Merger Sub and the members of the Wright board of directors. The amended complaint asserts various causes of action, including, among other things, that the members of the Wright board of directors breached their fiduciary duties owed to the Wright shareholders in connection with entering into the merger agreement, approving the Merger, and causing Wright to issue a preliminary Form S-4 that allegedly fails to disclose material information about the Merger. The amended complaint further alleges that the Company, Holdco and Merger Sub aided and abetted the alleged breaches of fiduciary duties by the Wright board of directors. The plaintiff is seeking, among other things, injunctive relief enjoining or rescinding the Merger and an award of attorneys’ fees and costs.

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

In an order dated March 31, 2015, the Tennessee Circuit Court transferred City of Warwick Retirement System v. Gary D. Blackford et al., CT-005015-14 to the Tennessee Chancery Court for consolidation with Paulette Jacques v. Wright Medical Group, Inc., et al., CH-14-1736-1 (Consolidated Tennessee Action). In an order dated April 9, 2015, the Tennessee Chancery Court stayed the Consolidated Tennessee Action; that stay expired upon completion of the merger.

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

In the opinion of management, as of September 27, 2015, the amount of liability, if any, with respect to these matters, individually or in the aggregate, will not materially affect the Company’s consolidated results of operations or financial position.

14. Subsequent Events

Merger with Wright Medical Group, Inc.

On October 1, 2015, the Company completed its previously announced merger with Wright. Pursuant to the terms of the agreement and plan of merger (Merger Agreement), dated as of October 27, 2014, among the Company, Wright, Holdco, and Merger Sub, Merger Sub merged with and into Wright, with Wright continuing as the surviving company and an indirect, wholly-owned subsidiary of the Company following the transaction. Upon completion of the Merger, the Company was renamed “Wright Medical Group N.V.”

At the effective time and as a result of the Merger, each share of Wright common stock issued and outstanding immediately prior to the effective time of the Merger was converted into the right to receive 1.0309 newly issued ordinary shares of the Company. No fractional shares were issued as a result of the Merger. Any Wright shareholder who would otherwise be entitled to receive a fraction of an ordinary share of the Company pursuant to the Merger was paid an amount in cash determined in accordance with the amount of their fractional share interest, instead of such fractional share. In addition, at the effective time and as a result of the Merger, all outstanding options to purchase shares of Wright common stock and other equity awards based on Wright common stock, which were outstanding immediately prior to the effective time of the Merger, became immediately vested and converted into and became, respectively, options to purchase ordinary shares of the Company and with respect to all other Wright equity awards, awards based on ordinary shares of the Company, in each case, on terms substantially identical to those in effect prior to the effective time of the Merger, except for the vesting requirements and adjustments to the underlying number of shares and the exercise price based on the exchange ratio used in the merger and other adjustments as provided in the Merger Agreement. In connection with the Merger, the Company issued 53,080,978 ordinary shares, or approximately $1.1 billion in ordinary shares, based on the closing sale price of the Company’s ordinary shares of $20.67 per share, on October 1, 2015. In connection with the closing of the merger, legacy Wright shares were delisted and deregistered under the federal securities laws, and Tornier shares were changed to ordinary shares of Wright Medical Group N.V.

Effective upon completion of the Merger, Robert J. Palmisano, Wright’s president and chief executive officer, became president and chief executive officer of the combined company and David H. Mowry, the president and chief executive officer of the Company became executive vice president and chief operating officer of the combined company. The board of directors of the combined company is comprised of five representatives from Wright’s prior board of directors and five representatives from the Company’s prior board of directors, including Mr. Palmisano and Mr. Mowry.

The Merger will be accounted for as a “reverse acquisition” pursuant to which Wright will be considered the acquiring entity for accounting purposes. As such, Wright will allocate the total purchase consideration to the Company’s tangible and identifiable intangible assets and liabilities based on their relative fair values at October 1, 2015, the date of the completion of the Merger. Wright’s historical results of operations will replace the Company’s historical results of operations for all periods prior to the Merger; after completion of the Merger, the results of operations of both companies will be included in the combined company’s financial statements. This Quarterly Report on Form 10-Q relates to the Company’s quarter ended September 27, 2015, which was completed prior to consummation of the merger. The first periodic report that will include results of operations for Wright will be the Company’s Annual Report on Form 10-K for its fiscal year ending December 27, 2015.

The unaudited pro forma revenues of the combined entity for the nine months ended September 27, 2015 is $475.0 million. The unaudited pro forma revenues of the combined entity are based on the historical financial revenue of the Company and Wright as if the Merger had been completed as of the beginning of fiscal year 2015. The historical Wright revenue information for the nine months ended September 27, 2015 is based on the period from January 1, 2015 to September 30, 2015. The Company’s financial information is on a 4-4-5 calendar while Wright’s financial information is based on the Gregorian calendar. The unaudited pro forma revenue is not indicative of the results that actually would have been obtained if the Merger had occurred as of the beginning of fiscal year 2015 and does not exclude the revenues divested as a part of the transaction for the nine months ended September 27, 2015 of $9.8 million. Because the initial accounting for the business combination is incomplete at this time, the Company is unable to provide the pro forma revenue and purchase price allocation of the combined entity.

Repayment of Certain Indebtedness and Termination of Credit Facility

On October 1, 2015, in connection with the consummation of the Merger, the Company terminated all commitments and repaid approximately $81.2 million in outstanding indebtedness, which constituted all amounts outstanding under the credit agreement described in Note 8 to the consolidated financial statements. As of September 27, 2015, the Company had $74.0 million in outstanding term debt under the credit agreement and an outstanding balance under the line of credit of $7.0 million. The Company did not incur any early termination penalties in connection with such repayment and termination.

Convertible Senior Notes

As a result of the Merger, all of the outstanding indebtedness of Wright became the obligation of the Company. As of the closing date of the Merger, Wright had outstanding $632.5 million aggregate principal amount of 2.00% Cash Convertible Senior Notes due 2020 (2020 Notes) pursuant to an indenture, dated as of February 13, 2015 between Wright and The Bank of New York Mellon Trust Company, N.A., as Trustee (2020 Notes Indenture) and $60.0 million aggregate principal amount of 2.00% Convertible Senior Notes due 2017 (2017 Notes) pursuant to an indenture, dated as of August 31, 2012 between Wright and The Bank of New York Mellon Trust Company, N.A., as Trustee (2017 Notes Indenture). Within 90 days of the effective time of the Merger, the Company is obligated to execute a supplemental indenture, fully and unconditionally guaranteeing, on a senior unsecured basis, Wright’s obligations relating to the $632.5 million aggregate principal amount of 2020 Notes. At the effective time and as a result of the Merger, (i) all calculations and other determinations with respect to the 2020 Notes previously based on references to Wright common stock will be calculated or determined by reference to the Company’s ordinary shares, and (ii) the Conversion Rate (as defined in the 2020 Notes Indenture) for the 2020 Notes will initially be equal to 33.39487 ordinary shares of the Company (subject to adjustment as provided in the 2020 Notes Indenture) per $1,000 principal amount of the 2020 Notes (subject to, and in accordance with, the settlement provisions of the 2020 Notes Indenture).

Contingent Value Rights

At the effective time of the Merger, the Company assumed all of Wright’s rights and obligations with respect to Wright’s contingent value rights (CVRs) in accordance with the Contingent Value Rights Agreement between Wright and the Trustee, dated as of March 1, 2013 (CVR Agreement). Wright issued the CVRs as part of the merger consideration in connection with its acquisition of BioMimetic Therapeutics, Inc. (BioMimetic). In connection with its assumption of the CVR Agreement, the Company will be subject to all of the obligations of Wright outlined in the CVR Agreement. Each CVR entitles its holder to receive the following payments upon achievement of the following milestones: (1) receipt by Wright or its affiliates of the first FDA Approval of AUGMENT Bone Graft based on its pre-market approval application no. 100006 submitted to the FDA on June 28, 2012 (Approval Milestone), (2) certain product sales milestones, as described in the CVR Agreement, relating to products containing technology owned or controlled by BioMimetic prior to the original execution of the CVR Agreement. The Approval Milestone was achieved as of September 1, 2015, and, as a result $3.50 in cash per CVR was paid by Wright on September 30, 2015 to holders of record as of September 25, 2015.

Divestiture of Certain Ankle Replacement and Silastic Toe Replacement Products

On October 1, 2015, the Company completed its previously announced divestiture of the U.S. rights to the Company’s Salto Talaris and Salto Talaris XT line of ankle replacement products and line of silastic toe replacement products, among other assets, for cash. The Company retained the right to sell these products outside the United States for up to 20 years unless the purchaser exercises an option to purchase the ex-United States rights to the products. In connection with the closing of the transaction, the Company entered into customary ancillary agreements with the purchaser, including, among others, a Transition Services Agreement, Transitional Supply Agreement, a Trademark License Agreement and an IP License Agreement. The completion of the asset divestiture was subject to and contingent upon the completion of the Merger and the Company believes was necessary in order to obtain U.S. Federal Trade Commission approval of the Merger.

Outstanding Litigation and Contingencies

Wright is subject to outstanding litigation which is described under “Part II. Other Information -Item 1. Legal Proceedings” of this report.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations together with the unaudited consolidated financial statements and the notes thereto included elsewhere in this report and other financial information included in this report. The following discussion may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Special Note Regarding Forward Looking Statements” in this report and under “Part 1- Other Information - Item 1A. Risk Factors” of this report. These risks could cause our actual results to differ materially from any future performance suggested below.

Unless the content otherwise requires, references in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “Tornier,” the “Company,” “we,” “our,” or, “us” refer to Tornier N.V. and its subsidiaries before completion of the merger and references to “Wright” refer to Wright Medical Group, Inc. before completion of the merger.

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

We have had a tradition of innovation, intense focus on science and education, and a commitment to the advancement of orthopaedics in the pursuit of improved clinical outcomes for patients since our founding over 70 years ago in France by René Tornier. Our history includes the introduction of the porous orthopaedic hip implant, the application of the Morse taper, which is a reliable means of joining modular orthopaedic implants, and more recently, the introduction of the minimally invasive, ultra-short stem shoulder. This track record of innovation based on science and education stems from our close collaboration with leading orthopaedic surgeons and thought leaders throughout the world.

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

In the United States, we market and sell a broad offering of products, including products for upper extremity joints and trauma, lower extremity joints and trauma, and sports medicine and biologics. We do not actively market products for the hip or knee, which we refer to as “large joints,” in the United States, although we have clearance from the U.S. Food and Drug Administration, or FDA, to sell certain large joint products. Our sales and distribution system in the United States consisted of 50 geographic sales territories that are staffed by approximately 160 direct sales representatives and approximately 26 independent sales agencies as of September 27, 2015. These sales representatives and independent sales agencies are generally aligned to selling either our upper extremity products or lower extremity products; but, in some cases, certain agencies and sales representatives sell products from both upper and lower extremity product portfolios in their territories.

Internationally, we sell our full product portfolio, including upper and lower extremity products, sports medicine and biologics products and large joints products. We utilize several distribution approaches that are tailored to the needs and requirements of each individual market. Our international sales and distribution system consisted of 12 direct sales offices and approximately 25 distributors that sell our products in approximately 40 countries. We utilize direct sales organizations in certain mature European markets, Australia, Japan and Canada. In France, our largest international market, we have an upper extremity direct sales force and a separate direct sales force that sells a combination of hip, knee and lower extremity products. In addition, we may also utilize independent stocking distributors in these direct sales areas to further broaden our distribution channel. In certain other geographies, including emerging markets, we utilize independent stocking distributors to market and sell our full product portfolio or select portions of our product portfolio.

Recent Developments

Merger with Wright Medical Group, Inc.

On October 1, 2015, we completed our previously announced merger with Wright. Pursuant to the terms of the agreement and plan of merger, dated as of October 27, 2014, among Tornier, Wright, Trooper Holdings Inc., a Delaware corporation and a direct, wholly-owned subsidiary of the Company (Holdco), and Trooper Merger Sub Inc., a Delaware corporation and an indirect, wholly-owned subsidiary of the Company (Merger Sub), Merger Sub merged with and into Wright, with Wright continuing as the surviving company and an indirect, wholly-owned subsidiary of Tornier following the transaction. Upon completion of the merger, we changed our corporate name to “Wright Medical Group N.V.”

At the effective time and as a result of the merger, each share of Wright common stock issued and outstanding immediately prior to the effective time of the merger was converted into the right to receive 1.0309 newly issued Tornier ordinary shares. No fractional shares were issued as a result of the merger. Any Wright shareholder who would otherwise be entitled to receive a fraction of a Tornier ordinary share pursuant to the merger was paid an amount in cash determined in accordance with the amount of their fractional share interest, instead of such fractional share. In addition, at the effective time and as a result of the merger, all outstanding options to purchase shares of Wright common stock and other equity awards based on Wright common stock, which were outstanding immediately prior to the effective time of the merger, became immediately vested and converted into and became, respectively, options to purchase Tornier ordinary shares and with respect to all other Wright equity awards, awards based on Tornier ordinary shares, in each case, on terms substantially identical to those in effect prior to the effective time of the merger, except for the vesting requirements and adjustments to the underlying number of shares and the exercise price based on the exchange ratio used in the merger and other adjustments as provided in the merger agreement.

In connection with the merger, we issued 53,080,978 ordinary shares, or approximately $1.1 billion in ordinary shares, based on the $20.67 closing sale price of an ordinary share on October 1, 2015.

Effective upon completion of the merger, Robert J. Palmisano, Wright’s president and chief executive officer, became our president and chief executive officer and David H. Mowry, the president and chief executive officer of Tornier became our executive vice president and chief operating officer, and our board of directors is comprised of five representatives from Wright’s prior board of directors and five representatives from Tornier’s prior board of directors, including Mr. Palmisano and Mr. Mowry.

The merger will be accounted for as a “reverse acquisition” pursuant to which Wright will be considered the acquiring entity for accounting purposes. As such, Wright will allocate the total purchase consideration to Tornier’s tangible and identifiable intangible assets and liabilities based on their relative fair values at October 1, 2015, the date of the completion of the merger. Wright’s historical results of operations will replace Tornier’s historical results of operations for all periods prior to the merger; after completion of the merger, the results of operations of both companies will be included in the combined company’s financial statements.

This Quarterly Report on Form 10-Q relates to our quarter ended September 27, 2015, which was completed prior to consummation of the merger. The first periodic report that will include results of operations for Wright will be our Annual Report on Form 10-K for its fiscal year ending December 27, 2015.

Divestiture of Certain Ankle Replacement and Silastic Toe Replacement Products

On October 1, 2015, we completed our previously announced divestiture of the U.S. rights to our Salto Talaris and Salto Talaris XT line of ankle replacement products and line of silastic toe replacement products, among other assets, for an undisclosed amount of cash. We retained the right to sell these products outside the United States for up to 20 years unless the purchaser exercises its option to purchase the ex-United States rights to the products. In connection with the transaction, we entered into other customary ancillary agreements with the purchaser, including, among others, a Transition Services Agreement, Transitional Supply Agreement, a Trademark License Agreement and an IP License Agreement. The completion of the asset divestiture was subject to and contingent upon the completion of the merger with Wright and we believe was necessary in order to obtain U.S. Federal Trade Commission approval of the merger with Wright. The assets divested by us in the transaction generated revenue in the United States of $15.5 million during the year ended December 28, 2014 and generated revenue in the United States of $9.8 million during the nine months ended September 27, 2015.

Executive Summary

We believe we continued to make progress on our strategic initiatives during the first nine months of 2015, including the following:

•	Continued advancement of our product portfolio and pipeline. We continued to make progress on building and expanding our product portfolio and pipeline in an effort to bring a clinically differentiated offering to a broader customer base.

•	Our Simpliciti Shoulder System, which is the first ultra-short stem total shoulder, received FDA 510k clearance in March 2015. We believe that this significant milestone further secures our position at the leading edge of innovation in the shoulder market and will allow us to expand the market to include younger patients that have historically deferred these procedures. We began a very focused introduction of Simpliciti in the United States late in the second quarter of 2015.

•	Blueprint, our three-dimensional pre-operative planning system, received FDA 510k clearance in April 2015. Over time, we believe that this system will enable us to increase our competitive conversions in both the shoulder specialist and generalist communities.

•	Continued expansion of our international footprint and capabilities. We continued to execute on our international expansion strategy, which includes our plan to bring the Aequalis Ascend Flex total shoulder replacement platform to the Japanese market by the first quarter of 2016. We believe that this product introduction will be a best-in-class entry into Japan and significantly improve our shoulder product offering in this important market.

•	Continued development and productivity improvements of our U.S. sales organization. We continued to focus on our sales training and productivity initiatives, while focusing our sales management team on pursuing competitive conversion opportunities by leveraging our highly trained sales representatives and innovative product portfolio.

The following are a few financial and operating highlights of the first nine months of 2015:

•	Our revenue declined by $6.3 million, or 2%, to $246.3 million for the nine months ended September 27, 2015 from $252.6 million for the nine months ended September 28, 2014 primarily due to foreign currency exchange rate fluctuations, which negatively impacted our revenues by $18.2 million. Lower extremity joints and trauma revenue decreased for the nine months ended September 27, 2015 due to channel distraction in the United States primarily due to the then pending merger with Wright and the then pending divestiture of our Salto ankle and silastic toe replacement products, while our large joints and other revenue decreased due to lower sales of hip and knee products in certain international markets. Excluding the negative impact of foreign currency exchange rate fluctuations, our revenue increased by 5% and our total extremities revenue increased by 7% primarily as a result of sales of our Aequalis shoulder products, including the Aequalis Ascend Flex.

•	Our gross margins improved to 77.6% for the nine months ended September 27, 2015 compared to 75.6% for the nine months ended September 28, 2014 due primarily to lower product costs and production efficiencies.

•	We recorded $6.9 million in special charges for the nine months ended September 27, 2015, which were primarily comprised of $8.2 million of costs related to the merger with Wright, $0.7 million of U.S. distributor transition and integration costs, partially offset by a $2.0 million instrument use tax refund.

•	We incurred an operating loss of $19.2 million for the nine months ended September 27, 2015 compared to an operating loss of $17.4 million for the nine months ended September 28, 2014. The increase in the operating loss for the first nine months of 2015 compared to the same period of the prior year was driven primarily by a $5.0 million reversal of a contingent consideration liability in the prior year.

•	We completed the implementation of a new enterprise resource planning (ERP) system in the first quarter of 2015 to support our U.S business.

Results of Operations

The following table sets forth, for the periods indicated, certain items from our consolidated statements of operations and the percentage of revenue that such items represent for the periods shown.

	Three months ended				Nine months ended
	September 27, 2015		September 28, 2014		September 27, 2015		September 28, 2014
	(in thousands)				(in thousands)
Statements of Operations Data:
Revenue	$74,944	100%	$76,675	100%	$246,257	100%	$252,550	100%
Cost of goods sold	16,427	22%	18,010	23%	55,100	22%	61,701	24%

Gross profit	58,517	78%	58,665	76%	191,157	78%	190,849	76%
Selling, general and administrative	55,416	74%	57,127	75%	174,622	71%	178,479	71%
Research and development	4,972	7%	6,055	8%	16,783	7%	17,845	7%
Amortization of intangible assets	4,004	5%	4,274	6%	12,051	5%	12,928	5%
Special charges	2,657	4%	(4,366)	(6%)	6,860	3%	(994)	(0%)

Operating loss	(8,532)	(11%)	(4,425)	(6%)	(19,159)	(8%)	(17,409)	(7%)
Interest income	64	0%	18	0%	82	0%	126	0%
Interest expense	(1,419)	(2%)	(1,250)	(2%)	(4,171)	(2%)	(3,964)	(2%)
Foreign currency transaction loss	(315)	(0%)	(152)	(0%)	(410)	(0%)	(195)	(0%)
Other non-operating income	60	0%	11	0%	148	0%	20	0%

Loss before income taxes	(10,142)	(14%)	(5,798)	(8%)	(23,510)	(10%)	(21,422)	(8%)
Income tax (expense) benefit	(652)	(1%)	477	(0%)	(1,743)	(1%)	416	(0%)

Consolidated net loss	$(10,794)	(14%)	$(5,321)	(7%)	$(25,253)	(10%)	$(21,006)	(8%)

The following tables set forth, for the periods indicated, our revenue by product category and geography expressed as dollar amounts and the changes in revenue between the specified periods expressed as percentages:

	Three months ended				Nine months ended
Revenue by Product Category	September 27, 2015	September 28, 2014	Percent change	Percent change	September 27, 2015	September 28, 2014	Percent change	Percent change
	($ in thousands)		(as reported)	(constant currency)	($ in thousands)		(as reported)	(constant currency)
Upper extremity joints and trauma	$52,582	$48,963	7%	13%	$166,542	$155,845	7%	13%
Lower extremity joints and trauma	10,851	13,814	(21)	(18)	36,756	43,356	(15)	(12)
Sports medicine and biologics	2,680	3,009	(11)	(4)	9,406	10,549	(11)	(4)

Total extremities	66,113	65,786	0	5	212,704	209,750	1	7
Large joints and other	8,831	10,889	(19)	(6)	33,553	42,800	(22)	(6)

Total	$74,944	$76,675	(2%)	4%	$246,257	$252,550	(2%)	5%

	Three months ended				Nine months ended
Revenue by Geography	September 27, 2015	September 28, 2014	Percent change	Percent change	September 27, 2015	September 28, 2014	Percent change	Percent change
	($ in thousands)		(as reported)	(constant currency)	($ in thousands)		(as reported)	(constant currency)
United States	$48,838	$46,752	4%	4%	$151,912	$145,565	4%	4%
International	26,106	29,923	(13)	3	94,345	106,985	(12)	5

Total	$74,944	$76,675	(2%)	4%	$246,257	$252,550	(2%)	5%

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

Three Months Ended September 27, 2015 Compared to Three Months Ended September 28, 2014

Revenue. Revenue decreased by 2% to $74.9 million for the three months ended September 27, 2015 compared to $76.7 million for the three months ended September 28, 2014, primarily as a result of foreign currency exchange rate fluctuations, which negatively impacted our revenue by $4.7 million. Excluding the negative impact of foreign currency exchange rate fluctuations, our revenue grew by 4% on a constant currency basis in the three months ended September 27, 2015, primarily driven by increases in revenue from our upper extremity joints and trauma products, partially offset by the negative impact of channel distraction in the United States on our lower extremity joints and trauma revenue due to our then pending merger with Wright and the then pending divestiture of our Salto ankle and silastic toe product.

Revenue by product category. Revenue in upper extremity joints and trauma increased by 7% to $52.6 million for the three months ended September 27, 2015 from $49.0 million for the three months ended September 28, 2014, primarily as a result of the continued increase in market share of our Aequalis Ascend shoulder products, including the Aequalis Ascend Flex convertible shoulder system, which we believe was driven by continued surgeon acceptance and market adoption. This increase was partially offset by decreased revenue from our mature shoulder products. Foreign currency exchange rate fluctuations had a negative impact of $2.6 million on the upper extremity joints and trauma revenue growth during the three months ended September 27, 2015. Excluding the negative impact of foreign currency exchange rate fluctuations, our upper extremity joints and trauma revenue increased by 13%. We anticipate that revenue from the Aequalis Ascend Flex will continue to grow relative to our mature shoulder products and will comprise a larger portion of our overall upper extremity joints and trauma business in future periods.

Revenue in lower extremity joints and trauma decreased by 21% to $10.9 million for the three months ended September 27, 2015 compared to $13.8 million for the three months ended September 28, 2014, primarily as a result of a decline in sales of our foot and ankle fixation products and the negative impact of foreign currency exchange rate fluctuations. Foreign currency exchange rate fluctuations had a negative impact of $0.4 million on our lower extremity joints and trauma revenue for the three months ended September 27, 2015. Excluding the negative impact of foreign currency exchange rate fluctuations, our lower extremity joints and trauma revenue decreased by 18%. The declines in revenue of our foot and ankle fixation products were primarily due to channel distraction in the United States caused by our then pending merger with Wright, coupled with the then pending divestiture of our Salto ankle and silastic toe replacement products.

Revenue in sports medicine and biologics decreased by 11% to $2.7 million for the three months ended September 27, 2015 from $3.0 million for the three months ended September 28, 2014 primarily driven by decreases in sales of certain anchor products and the negative impact of foreign currency exchange rate fluctuations, which adversely affected revenue by $0.2 million. The decrease in sports medicine and biologics revenue reflects our increased focus and expectations on our extremities products.

Revenue from large joints and other decreased by 19% to $8.8 million for the three months ended September 27, 2015 from $10.9 million for the three months ended September 28, 2014. This decrease was primarily related to foreign currency exchange rate fluctuations, which had a negative impact of $1.4 million on our large joints and other revenue during the three months ended September 27, 2015. Excluding the negative impact of foreign currency exchange rate fluctuations, our large joints and other revenue decreased by 6% on a constant currency basis, which was due primarily to price decreases in key markets and lost market share.

Revenue by geography. Revenue in the United States increased by 4% to $48.8 million for the three months ended September 27, 2015 from $46.8 million for the three months ended September 28, 2014, primarily due to increases in sales of the Aequalis Ascend Flex convertible shoulder system, partially offset by decreases in revenue related to our mature shoulder products and foot and ankle fixation. In addition, our United States revenue for the three months ended September 27, 2015 was negatively impacted by channel distraction related to our then pending merger with Wright, coupled with our then pending divestiture of our Salto ankle and silastic toe replacement products.

International revenue decreased by 13% to $26.1 million for the three months ended September 27, 2015 from $29.9 million for the three months ended September 28, 2014. Foreign currency exchange rate fluctuations had a negative impact of $4.7 million on international revenue during the three months ended September 27, 2015. Excluding the negative impact of foreign currency exchange rate fluctuations, our international revenue increased by 3% on a constant currency basis primarily driven by increased revenue in western Europe and Canada from increased procedure volumes.

Cost of goods sold. Cost of goods sold decreased to $16.4 million for the three months ended September 27, 2015 from $18.0 million for the three months ended September 28, 2014. As a percentage of revenue, cost of goods sold decreased to 22% for the three months ended September 27, 2015 from 23% for the three months ended September 28, 2014 driven by increased production efficiencies. Cost of goods sold for the three months ended September 28, 2014 also included $0.2 million of inventory fair value charges related to inventory acquired in our acquisitions of our stocking distributors in Canada and Australia. Our cost of goods sold and corresponding gross profit as a percentage of revenue can be expected to fluctuate in future periods depending upon certain factors, including, among others, changes in our product sales mix and prices, distribution channels and geographies, manufacturing yields, plans for insourcing some previously outsourced production activities, inventory reserves required, levels of production volume and fluctuating inventory costs due to changes in foreign currency exchange rates since the period they were manufactured.

Selling, general and administrative. Our selling, general and administrative expenses decreased by 3% to $55.4 million for the three months ended September 27, 2015 from $57.1 million for the three months ended September 28, 2014. As a percentage of revenue, selling, general and administrative expenses were 74% and 75% for the three months ended September 27, 2015 and September 28, 2014, respectively, driven by a reduction in stock-based compensation and the favorable impact of foreign currency fluctuations.

Research and development. Research and development expenses decreased to $5.0 million for the three months ended September 27, 2015 from $6.1 million for the three months ended September 28, 2014. As a percentage of revenue, research and development expenses were 7% and 8% for the three months ended September 27, 2015 and September 28, 2014, respectively. The decrease in research and development expenses was primarily due to the timing of certain development projects.

Amortization of intangible assets. Amortization of intangible assets decreased by $0.3 million to $4.0 million for the three months ended September 27, 2015 from $4.3 million for the three months ended September 28, 2014. The decrease in amortization expense was primarily attributable to certain intangible assets becoming fully amortized.

Special charges. We recorded $2.7 million in special charges for the three months ended September 27, 2015 compared to income of $4.4 million for the three months ended September 28, 2014. The $2.7 million in special charges for the three months ended September 27, 2015 consisted primarily of costs related to our then pending merger with Wright, including the divestiture of our Salto ankle and silastic toe replacement products. The $4.4 million of income in special charges for the three months ended September 28, 2014 was primarily comprised of a $5.0 million gain on the reversal of an earnout liability related to OrthoHelix due to underperformance of revenue of combined lower extremity products versus established targets, partially offset by $0.4 million of charges related to OrthoHelix restructuring initiative and $0.2 million of integration and distributor transition costs. See Note 12 to our consolidated financial statements for further detail on special charges.

Interest income. Our interest income was immaterial for both the three months ended September 27, 2015 and September 28, 2014.

Interest expense. Our interest expense was $1.4 million for the three months ended September 27, 2015 and $1.3 million for the three months ended September 28, 2014. The increase in interest expense was due to higher average debt levels in 2015.

Foreign currency transaction loss. We recognized a $0.3 million of foreign currency transaction loss for the three months ended September 27, 2015 compared to a $0.2 million foreign currency transaction loss for the three months ended September 28, 2014. Foreign currency gains and losses are recognized when a transaction is denominated in a currency other than the subsidiary’s functional currency. In both periods, the foreign currency transaction losses were primarily attributable to foreign currency exchange rate fluctuations on foreign currency denominated intercompany payables and receivables.

Other non-operating income. Our other non-operating income was immaterial for both the three months ended September 27, 2015 and September 28, 2014.

Income tax (expense)benefit. We recorded an income tax expense of $0.7 million during the three months ended September 27, 2015 compared to an income tax benefit of $0.5 million during the three months ended September 28, 2014. During the three months ended September 27, 2015, we recognized $0.5 million of tax expense in certain of our European jurisdictions and $0.2 million of tax expense in the United States related to the deferred tax liability on goodwill. Our effective tax rate for the three months ended September 27, 2015 and September 28, 2014 was negative 6.4% and 8.2%, respectively. The change in our effective tax rate from the three months ended September 28, 2014 to the three months ended September 27, 2015 was primarily driven by the mix of pre-tax income or loss in European jurisdictions where we record tax expense or benefit and other jurisdictions where a valuation allowance has been established and no expense or benefit is generally recognized.

Nine Months Ended September 27, 2015 Compared to Nine Months Ended September 28, 2014

Revenue. Revenue decreased by 2% to $246.3 million for the nine months ended September 27, 2015 compared to $252.6 million for the nine months ended September 28, 2014, primarily as a result of foreign currency exchange rate fluctuations, which negatively impacted our revenue by $18.2 million. Excluding the negative impact of foreign currency exchange rate fluctuations, our revenue grew by 5% on a constant currency basis in the nine months ended September 27, 2015 driven by increases in revenue from our upper extremity joints and trauma products, partially offset by the negative impact of channel distraction on our lower extremity joints and trauma revenue due to our then pending merger with Wright, and the then pending divestiture of our Salto ankle and silastic toe replacement products, and decreases in our large joints and other revenue due to lower sales of our hip and knee products.

Revenue by product category. Revenue in upper extremity joints and trauma increased by 7% to $166.5 million for the nine months ended September 27, 2015 from $155.8 million for the nine months ended September 28, 2014, primarily as a result of the continued increase in market share of our Aequalis Ascend shoulder products, including the Aequalis Ascend Flex convertible shoulder system, which we believe was driven by continued surgeon acceptance and market adoption. This increase was partially offset by decreased revenue from our mature shoulder products. Foreign currency exchange rate fluctuations had a negative impact of $9.4 million on the upper extremity joints and trauma revenue growth during the nine months ended September 27, 2015. Excluding the negative impact of foreign currency exchange rate fluctuations, our upper extremity joints and trauma revenue increased by 13%. We anticipate that revenue from the Aequalis Ascend Flex will continue to grow relative to our mature shoulder products and will comprise a larger portion of our overall upper extremity joints and trauma business in future periods.

Revenue in lower extremity joints and trauma decreased by 15% to $36.8 million for the nine months ended September 27, 2015 compared to $43.4 million for the nine months ended September 28, 2014, primarily driven by the decline in sales of our foot and ankle fixation products. Foreign currency exchange rate fluctuations had a negative impact of $1.4 million on lower extremity joints and trauma revenue for the nine months ended September 27, 2015. Excluding the negative impact of foreign currency exchange rate fluctuations, our lower extremity joints and trauma revenue decreased by 12%. The decline in revenue of our foot and ankle fixation products was primarily due to channel distraction in the market caused by our then pending merger with Wright, coupled with our then pending divestiture of our Salto ankle and silastic toe replacement products.

Revenue in sports medicine and biologics decreased by 11% to $9.4 million for the nine months ended September 27, 2015 from $10.5 million for the nine months ended September 28, 2014. This decrease was primarily driven by decreases in sales of certain anchor products and our Conexa product and the negative impact of foreign currency exchange rate fluctuations, which adversely affected revenue by $0.8 million. The decrease in revenue reflects our increased focus and expectations on our extremities products.

Revenue from large joints and other decreased by 22% to $33.6 million for the nine months ended September 27, 2015 from $42.8 million for the nine months ended September 28, 2014 primarily related to foreign currency exchange rate fluctuations, which had a negative impact of $6.7 million on our large joints and other revenue during the nine months ended September 27, 2015. Excluding the negative impact of foreign currency exchange rate fluctuations, our large joints and other revenue decreased by 6% on a constant currency basis, which was due primarily to price decreases in key markets and lost market share.

Revenue by geography. Revenue in the United States increased by 4% to $151.9 million for the nine months ended September 27, 2015 from $145.6 million for the nine months ended September 28, 2014, primarily due to increases in sales of the Aequalis Ascend Flex convertible shoulder system, partially offset by decreases in revenue related to our mature shoulder products and foot and ankle fixation products. In addition, our United States revenue for the nine months ended September 27, 2015 was negatively impacted by channel distraction related to our then pending merger with Wright, coupled with our then pending divestiture of our Salto ankle and silastic toe products.

International revenue decreased by 12% to $94.3 million for the nine months ended September 27, 2015 from $107.0 million for the nine months ended September 28, 2014. Foreign currency exchange rate fluctuations had a negative impact of $18.2 million on international revenue during the nine months ended September 27, 2015. Excluding the negative impact of foreign currency exchange rate fluctuations, our international revenue increased by 5% on a constant currency basis primarily driven by increased revenue in western Europe and Canada from increased procedure volumes and in Japan from the launch of the Aequalis reversed shoulder system in the second quarter of 2014.

Cost of goods sold. Cost of goods sold decreased to $55.1 million for the nine months ended September 27, 2015 from $61.7 million for the nine months ended September 28, 2014. As a percentage of revenue, cost of goods sold decreased to 22% for the nine months ended September 27, 2015 from 24% for the nine months ended September 28, 2014, primarily due to increased production efficiencies. Cost of goods sold for the nine months ended September 28, 2014 also included $0.6 million of inventory fair value charges related to inventory acquired in our acquisition of our stocking distributors in Canada and Australia. Our cost of goods sold and corresponding gross profit as a percentage of revenue can be expected to fluctuate in future periods depending upon certain factors, including, among others, changes in our product sales mix and prices, distribution channels and geographies, manufacturing yields, plans for insourcing some previously outsourced production activities, inventory reserves required, levels of production volume and fluctuating inventory costs due to changes in foreign currency exchange rates since the period they were manufactured.

Selling, general and administrative. Our selling, general and administrative expenses decreased by 2% to $174.6 million for the nine months ended September 27, 2015 from $178.5 million for the nine months ended September 28, 2014. As a percentage of revenue, selling, general and administrative expenses were 71% for both the nine months ended September 27, 2015 and September 28, 2014. The decrease in selling, general and administrative expenses was primarily a result of reduced consulting costs associated with planning a new ERP system in 2014, a reduction in stock-based compensation and by the favorable impact of foreign currency fluctuations.

Research and development. Research and development expenses decreased 6% to $16.8 million for the nine months ended September 27, 2015 from $17.8 million for the nine months ended September 28, 2014. As a percentage of revenue, research and development expenses were 7% for both the nine months ended September 27, 2015 and September 28, 2014.

Amortization of intangible assets. Amortization of intangible assets decreased by $0.8 million to $12.1 million for the nine months ended September 27, 2015 from $12.9 million for the nine months ended September 28, 2014. The decrease in amortization expense was primarily attributable to certain intangible assets becoming fully amortized.

Special charges. We recorded $6.9 million in special charges for the nine months ended September 27, 2015 compared to income of $1.0 million for the nine months ended September 28, 2014. The $6.9 million in special charges for the nine months ended September 27, 2015 were primarily comprised of $8.2 million of costs related to our then pending merger with Wright including the divestiture of our Salto ankle and silastic toe product and $0.7 million of integration and distributor transition costs, partially offset by an instrument use tax refund of $2.0 million. The income of $1.0 million in special charges for the nine months ended September 28, 2014 was primarily comprised of a $5.0 million gain on the reversal of an earnout liability related to OrthoHelix due to the underperformance of revenue of combined lower extremity products versus established targets, partially offset by $1.4 million of charges related to the OrthoHelix restructuring initiative, $2.3 million of integration and distributor transition costs and $0.3 million of other charges. See Note 12 to our consolidated financial statements for further detail on special charges.

Interest income. Our interest income was immaterial for both the nine months ended September 27, 2015 and September 28, 2014.

Interest expense. Our interest expense was $4.2 million for the nine months ended September 27, 2015 and $4.0 million for the nine months ended September 28, 2014. The increase in interest expense was due to higher average debt levels in 2015.

Foreign currency transaction loss. We recognized a $0.4 million foreign currency transaction loss for the nine months ended September 27, 2015 compared to a $0.2 million foreign currency transaction loss for the nine months ended September 28, 2014. Foreign currency gains and losses are recognized when a transaction is denominated in a currency other than the subsidiary’s functional currency. The decrease in foreign currency transaction loss was primarily attributable to foreign currency exchange rate fluctuations on foreign currency denominated intercompany payables and receivables.

Other non-operating income. Our other non-operating income was immaterial for both the nine months ended September 27, 2015 and September 28, 2014.

Income tax (expense)benefit. We recorded an income tax expense of $1.7 million during the nine months ended September 27, 2015 compared to an income tax benefit of $0.4 million during the nine months ended September 28, 2014. During the nine months ended September 27, 2015, we recognized $1.1 million of income tax expense in certain of our European jurisdictions and income tax expense of $0.6 million in the United States primarily related to the deferred tax liability on goodwill. Our effective tax rate for the nine months ended September 27, 2015 and September 28, 2014 was negative 7.4% and 1.9%, respectively. The change in our effective tax rate from the nine months ended September 28, 2014 to the nine months ended September 27, 2015 was primarily driven by the mix of pre-tax income or loss in European jurisdictions where we record income tax expense or benefit and other jurisdictions where a valuation allowance has been established and no expense or benefit is generally recognized and by recognition of income tax expense in the United States related to the deferred tax liability on goodwill. Also, during the first nine months of 2014, a reversal of an uncertain tax provision resulted in recognition of a tax benefit.

Foreign Currency Exchange Rates

A substantial portion of our business is located outside the United States, and as a result, we generate revenue and incur expenses denominated in currencies other than the U.S. dollar. As a result, fluctuations in the value of foreign currencies relative to the U.S. dollar can impact our operating results. The majority of our operations denominated in currencies other than the U.S. dollar are denominated in Euros. During the nine months ended September 27, 2015 and September 28, 2014, approximately 38% and 42%, respectively, of our revenue was denominated in foreign currencies. As a result, our revenue can be significantly impacted by fluctuations in foreign currency exchange rates. Selling, marketing and administrative costs related to these sales are largely denominated in the same foreign currencies, thereby limiting our foreign currency transaction risk exposure to some extent. We, therefore, believe that the risk of a significant impact on our earnings from foreign currency fluctuations is mitigated to some extent.

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

Liquidity and Capital Resources

Working Capital

The following table sets forth certain liquidity measures, for the periods indicated and on a historical, stand-alone basis:

	As of
	September 27, 2015	December 28, 2014
	($ in thousands)
Cash and cash equivalents	$30,111	$27,940
Working capital	120,278	125,240
Available lines of credit	23,000	24,000
Total short and long term debt	86,128	75,499

Credit Facility

On October 1, 2015, we repaid in connection with our merger with Wright all outstanding debt under the credit agreement. We did not incur any early termination penalties in connection with such repayment and termination.

Prior to the merger, our credit facility consisted of the following: (1) a senior secured term loan facility denominated in U.S. dollars in an aggregate principal amount of up to $75 million (referred to as the USD term loan facility); (2) a senior secured term loan facility denominated in Euros in an aggregate principal amount of up to the U.S. dollar equivalent of $40 million (referred to as the EUR term loan facility); and (3) a senior secured revolving credit facility denominated at our election, in U.S. dollars, Euros, pounds, sterling and yen in an aggregate principal amount of up to the U.S. dollar equivalent of $30 million. The original borrowings under the term loan facilities described above were used to pay a portion of the purchase price consideration for our 2012 acquisition of OrthoHelix, and fees, costs and expenses incurred in connection with the acquisition and the credit agreement and to repay prior existing indebtedness.

On March 13, 2015, we entered into an incremental term facility amendment. Under terms of the amendment the USD term loan facility was increased by an additional aggregate principal amount of $10 million with the amortization schedule revised to reflect the additional term loan advance. The proceeds were used for general corporate purposes. The amendment provided no other changes to covenants or events of default under the credit facility, and no change to any guaranty or collateral relating to the credit agreement.

As of September 27, 2015, we had $72.3 million of term debt outstanding, net of unamortized discount, under this credit facility. The term loan was scheduled to mature in October 2017.

At our option, borrowings under our revolving credit facility and the USD term loan facility bore interest at (a) the alternate base rate (if denominated in U.S. dollars), equal to the greatest of (i) the prime rate in effect on such day, (ii) the federal funds rate in effect on such day plus 1/2 of 1%, and (iii) the adjusted LIBO rate plus 1%, plus in the case of each of (i)-(iii) above, an applicable rate of 2.00% or 2.25% (depending on our total net leverage ratio as defined in our credit agreement), or (b) the applicable adjusted LIBO rate for the relevant interest period plus an applicable rate of 3.00% or 3.25% (depending on our total net leverage ratio), plus the mandatory cost (as defined in our credit agreement) if such loan is made in a currency other than U.S. dollars or from a lending office in the United Kingdom or a participating member state (as defined in our credit agreement). In addition, we were subject to a 0.5% interest rate on the unfunded balance of the senior secured revolving credit facility. As of September 27, 2015, we had $7.0 million of debt outstanding under this revolving credit facility.

The credit agreement contained customary covenants, including financial covenants which required us to maintain minimum interest coverage and maximum total net leverage ratios, and customary events of default. The obligations under the credit agreement were guaranteed by us, Tornier, Inc., and certain other of our subsidiaries, and subject to certain exceptions, were secured by a first priority security interest in substantially all of our assets and the assets of certain of our existing and future subsidiaries. We were in compliance with all covenants as of September 27, 2015.

Other Liquidity Information

As of September 27, 2015, our cash and cash equivalents balance was approximately $30.1 million. Although it is difficult for us to predict our future liquidity requirement, especially in light of our recently completed merger with Wright, we believe we will have sufficient capital to fund our working capital requirements and operations, including anticipated capital expenditures and contractual cash obligations, during the next twelve months. In the event that we would require additional working capital to fund future operations or for other needs, we could seek to acquire that through additional issuances of equity or additional debt financing arrangements, which may or may not be available on favorable terms at that time.

As a result of the merger with Wright, all of the outstanding indebtedness of Wright became our obligation. As of the closing date of the merger, Wright had outstanding $632.5 million aggregate principal amount of 2.00% Cash Convertible Senior Notes due 2020 (2020 Notes) pursuant to an indenture, dated as of February 13, 2015 between Wright and The Bank of New York Mellon Trust Company, N.A., as Trustee (2020 Notes Indenture) and $60.0 million aggregate principal amount of 2.00% Convertible Senior Notes due 2017 (2017 Notes) pursuant to an indenture, dated as of August 31, 2012 between Wright and The Bank of New York Mellon Trust Company, N.A., as Trustee (2017 Notes Indenture). Within 90 days of the effective time of the merger, we are obligated to execute a supplemental indenture, fully and unconditionally guaranteeing, on a senior unsecured basis, Wright’s obligations relating to the $632.5 million aggregate principal amount of 2020 Notes. At the effective time and as a result of the merger, (i) all calculations and other determinations with respect to the 2020 Notes previously based on references to Wright common stock will be calculated or determined by reference to our ordinary shares, and (ii) the Conversion Rate (as defined in the 2020 Notes Indenture) for the 2020 Notes will initially be equal to 33.39487 ordinary shares (subject to adjustment as provided in the 2020 Notes Indenture) per $1,000 principal amount of the 2020 Notes (subject to, and in accordance with, the settlement provisions of the 2020 Notes Indenture).

In addition, at the effective time of the merger, we assumed all of Wright’s rights and obligations with respect to Wright’s contingent value rights (CVRs) in accordance with the Contingent Value Rights Agreement between Wright and American Stock Transfer & Trust Company, LLC, as trustee, dated as of March 1, 2013 (CVR Agreement). Wright issued the CVRs as part of the merger consideration in connection with its acquisition of BioMimetic Therapeutics, Inc. (BioMimetic). In connection with our assumption of the CVR Agreement, we are subject to all of the obligations of Wright outlined in the CVR Agreement. Each CVR entitles its holder to receive the following payments upon achievement of the following milestones: (1) receipt by Wright or its affiliates of the first FDA Approval of AUGMENT Bone Graft based on its pre-market approval application no. 100006 submitted to the FDA on June 28, 2012 (Approval Milestone), (2) certain product sales milestones, as described in the CVR Agreement, relating to products containing technology owned or controlled by BioMimetic prior to the original execution of the CVR Agreement. The Approval Milestone was achieved as of September 1, 2015, and, as a result $3.50 in cash per CVR, which totaled $98.1 million, was paid by Wright on September 30, 2015 to holders of record as of September 25, 2015. The fair value of the remaining CVR liability was $28.6 million as of October 1, 2015.

Wright Medical Technology, Inc. (WMT) remains responsible for claims associated with products sold before divesting the hip and knee (OrthoRecon) business to MicroPort. WMT has received claims associated with fractures of the PROFEMUR® long titanium modular neck product. Management has estimated that the aggregate range of liability is between $18.3 million and $24.3 million. As of October 1, 2015, WMT has recorded a liability of $18.3 million for this liability. Further, WMT has received more than 1,500 claims and cases for personal injury associated with its metal-on-metal hip replacement systems. Although WMT believes it has data that supports the efficacy and safety of its metal-on-metal hip replacement systems, and has been vigorously defending these cases, WMT could incur liabilities associated with adverse outcomes that exceed its products liability insurance coverage. In addition, this litigation is costly, regardless of the outcome.

Cash Flows

The following summarizes the components of our consolidated statements of cash flows for the nine months ended September 27, 2015 and September 28, 2014:

Operating activities. Net cash provided by operating activities was $12.9 million for the nine months ended September 27, 2015 compared to net cash used in operating activities of $4.5 million for the nine months ended September 28, 2014. This $17.4 million increase in operating cash flow was primarily attributable to an increase in cash provided from working capital, primarily inventory.

Investing activities. Net cash used in investing activities totaled $19.0 million and $28.9 million for the nine months ended September 27, 2015 and September 28, 2014, respectively. This decrease was due to lower acquisition-related payments and a lower level of investment in surgical instrumentation. Our industry is capital intensive, particularly as it relates to surgical instrumentation. Our instrument additions were $14.1 million and $18.7 million for the nine months ended September 27, 2015 and September 28, 2014, respectively. Instrument additions were higher in the first nine months of 2014 due to the global launch of products acquired in 2012 from OrthoHelix and additional set builds to support the 2013 launches of Aequalis Ascend Flex and Latitude EV in 2014. Our expenditures related to property, plant and equipment were $4.5 million and $8.1 million for the nine months ended September 27, 2015 and September 28, 2014, respectively. The decrease in property plant and equipment spending was due to the completion of our ERP implementation in the United States in the first quarter of 2015.

Financing activities. Net cash provided by financing activities was $9.3 million for the nine months ended September 27, 2015 compared to $2.1 million from the nine months ended September 28, 2014. This increase was due to $10.0 million of new term debt and $1.0 million of additional borrowings under our revolving credit facility during the nine months ended September 27, 2015 offset by lower contingent consideration payments.

Contractual Obligations and Commitments

We refer you to the description of our contractual obligations and commitments as of December 28, 2014 as set forth in our Annual Report on Form 10-K for the fiscal year ended December 28, 2014. In addition, since that date through September 27, 2015, we increased the amount of our existing term loan by $10.0 million in March 2015 and drew an additional $1.0 million in outstanding borrowings under our existing line of credit as of September 27, 2015. On October 1, 2015, in connection with our merger with Wright, we repaid all outstanding debt under the agreement.

As previously mentioned, subsequent to September 27, 2015, as a result of the merger with Wright, all of the outstanding indebtedness of Wright, including its 2020 Notes and 2017 Notes, became our obligation and we assumed all of Wright’s rights and obligations with respect to its CVRs issued as part of the merger consideration in connection with its acquisition of BioMimetic. In addition, subsequent to September 27, 2015, we assumed all of Wright’s obligations with respect to other contractual obligations and commitments.

Off-Balance Sheet Arrangements

As of September 27, 2015, we did not have any off-balance sheet arrangements, as defined by the rules and regulations of the SEC that have or are reasonably likely to have a material effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. As a result, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these arrangements.

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

We are exposed to various market risks, which may result in potential losses arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rate fluctuations. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We believe we are not exposed to a material market risk with respect to our invested cash and cash equivalents. Unless the content otherwise requires, references in this “Item 3. Quantitative and Qualitative Disclosures about Market Risk” to “Tornier,” the “Company,” “we,” “our,” or, “us” refers to Tornier N.V. and its subsidiaries before completion of the merger.

Interest Rate Risk

Borrowings under our revolving credit facility and U.S. dollar denominated term loan bore interest at variable rates. As of September 27, 2015, we had $7.0 million of borrowings under our revolving credit facility and $72.3 million in borrowings under our U.S. dollar denominated term loan, net of the unamortized discount, and $6.9 million of other debt. Based upon this debt level, and the LIBOR floor on our interest rate, a 100 basis point increase in the annual interest rate on such borrowings would have an immaterial impact on our interest expense on an annual basis.

At our option, borrowings under our revolving credit facility and our U.S. dollar denominated term loan facility bore interest at (a) the alternate base rate (if denominated in U.S. dollars), equal to the greatest of (i) the prime rate in effect on such day, (ii) the federal funds rate in effect on such day plus 1/2 of 1%, and (iii) the adjusted LIBO rate plus 1%, plus in the case of each of (i)-(iii) above, an applicable rate of 2.00% or 2.25% (depending on our total net leverage ratio as defined in our credit agreement), or (b) the applicable adjusted LIBO rate for the relevant interest period plus an applicable rate of 3.00% or 3.25% (depending on our total net leverage ratio), plus the mandatory cost (as defined in our credit agreement) if such loan is made in a currency other than U.S. dollars or from a lending office in the United Kingdom or a participating member state (as defined in our credit agreement). Additionally, we were subject to an interest rate of 0.5% on our unfunded balance related to our revolving credit facility.

At September 27, 2015, our cash and cash equivalents were $30.1 million. Based on our annualized average interest rate, a 10% decrease in the annual interest rate on such balances would result in an immaterial impact on our interest income on an annual basis.

Foreign Currency Exchange Rate Risk

Fluctuations in the exchange rate between the U.S. dollar and foreign currencies have adversely affected and could continue to adversely affect our financial results. Foreign currency exchange rate fluctuations had a negative impact of $18.2 million on our revenues during the first nine months of 2015. For the nine months ended September 27, 2015 and September 28, 2014, approximately 38% and 42%, respectively, of our revenues were denominated in foreign currencies. Operating expenses related to these revenues are largely denominated in the same respective currency, thereby limiting our transaction risk exposure, to some extent. However, for revenues not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases and if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. In such cases and if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our prices not being competitive in the market where business is transacted in the local currency.

For the nine months ended September 27, 2015, approximately 71% of our revenues denominated in foreign currencies were derived from European Union countries and were denominated in Euros. Additionally, we have significant intercompany payables and debt with certain European subsidiaries, which are denominated in foreign currencies, principally the Euro. Our principal exchange rate risk therefore exists between the U.S. dollar and the Euro. Fluctuations from the beginning to the end of any given reporting period result in the re-measurement of our foreign currency-denominated cash, receivables, payables and debt, generating currency transaction gains or losses that impact our non-operating income/expense levels in the respective period and are reported in foreign currency transaction gain (loss) in our consolidated financial statements. We economically hedged our exposure to fluctuations in the Euro and other currencies by entering into foreign exchange forward contracts.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 240.15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of September 27, 2015. Based on that review and evaluation, which included inquiries made to certain of our other employees, the Certifying Officers have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to us required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

While we completed the implementation of an ERP system in the United States in the first quarter of 2015, we do not believe this had a material effect on our internal control over financial reporting. There were no other changes in our internal control over financial reporting that occurred during the third quarter of fiscal 2015 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we or our subsidiaries are subject to various pending or threatened legal actions and proceedings, including those that arise in the ordinary course of its business. These actions and proceedings may relate to, among other things, product liability, intellectual property, distributor, commercial and other matters. Such matters are subject to many uncertainties and to outcomes that are not predictable with assurance and that may not be known for extended periods of time. We record a liability in our consolidated financial statements for costs related to claims, including future legal costs, settlements and judgments, where we have assessed that a loss is probable and an amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, we record the most probable estimate of the loss or the minimum amount when no amount within the range is a better estimate than any other amount. We disclose a contingent liability even if the liability is not probable or the amount is not estimable, or both, if there is a reasonable possibility that a material loss may have been incurred.

Governmental Inquiries

On September 29, 2010, Wright Medical Technology, Inc. (WMT) entered into a five-year Corporate Integrity Agreement (CIA) with the Office of the Inspector General of the United States Department of Health and Human Services (OIG-HHS). The CIA was filed as Exhibit 10.2 to WMG’s Current Report on Form 8-K filed with the SEC on September 30, 2010. While the CIA expired on September 29, 2015, WMT has certain reporting obligations with the OIG-HHS that will continue into 2016. The CIA imposed on WMT certain obligations to maintain compliance with U.S. healthcare laws, regulations and other requirements.

On August 3, 2012, WMT received a subpoena from the U.S. Attorney’s Office (USAO) for the Western District of Tennessee requesting records and documentation relating to WMT’s PROFEMUR® series of hip replacement devices. The subpoena covers the period from January 1, 2000 to August 2, 2012. We continue to cooperate with the investigation.

Patent Litigation

In 2011, Howmedica Osteonics Corp. and Stryker Ireland, Ltd. (collectively, Stryker), each a subsidiary of Stryker Corporation, filed a lawsuit against WMT in the United States District Court for the District of New Jersey (District Court) alleging that WMT infringed Stryker’s U.S. Patent No. 6,475,243 related to its LINEAGE® Acetabular Cup System and DYNASTY® Acetabular Cup System. The lawsuit seeks an order of infringement, injunctive relief, unspecified damages, and various other costs and relief. On July 9, 2013, the Court issued a claim construction ruling. On November 25, 2014, the Court entered judgment of non-infringement in WMT’s favor. On January 7, 2015, Howmedica and Stryker filed a notice of appeal to the Court of Appeals for the Federal Circuit. The appeal is fully briefed and the Court of Appeals will hear oral argument on December 10, 2015.

In 2012, Bonutti Skeletal Innovations, LLC (Bonutti) filed a patent infringement lawsuit against WMT in the United States Court for the District of Delaware. Subsequently, Inter Partes Review (IPR) of the Bonutti patents was sought before the U.S. Patent and Trademark Office. On April 7, 2014, the Court stayed the case pending outcome of the IPR. Bonutti originally alleged that the Link Sled Prosthesis infringes U.S. Patent 6,702,821. The Link Sled Prosthesis is a product WMT distributed under a distribution agreement with LinkBio Corp, which expired on December 31, 2013. In January 2013, Bonutti amended its complaint, alleging that the ADVANCE® knee system, including ODYSSEY® instrumentation, infringes U.S. Patent 8,133,229, and that the ADVANCE® knee system, including ODYSSEY® instrumentation and PROPHECY® guides, infringes U.S. Patent 7,806,896, which was issued on October 5, 2010. All of the claims of the asserted patents are directed to surgical methods for minimally invasive surgery. As a result of the arguments submitted in the IPR, Bonutti abandoned the claims subject to the IPR from U.S. Patent 8,133,229, leaving one claim from U.S. Patent 7,806,896 still pending before the Patent Office Board that administers IPR’s. On February 18, 2015, the Patent Office Board held that remaining claim invalid. Following the conclusion of the IPRs, the District Court has lifted the stay, and WMT is continuing with its defense as to remaining patent claims asserted by Bonutti.

In June 2013, Orthophoenix, LLC filed a patent lawsuit against WMT in the United States District Court for the District of Delaware alleging that the X-REAM® product infringes two patents. In June 2014, WMT filed a request for IPR with the U.S. Patent and Trademark Office. On December 16, 2014, the Patent Office Board denied WMT’s petitions requesting IPR. WMT is continuing with its defense before the District Court.

In June 2013, Anglefix, LLC filed suit in the United States District Court for the Western District of Tennessee, alleging that WMT’s ORTHOLOC® products infringe Anglefix’s asserted patent. On April 14, 2014 WMT filed a request for IPR with the U.S. Patent and Trademark Office. In October 2014, the Court stayed the case pending outcome of the IPR. On June 30, 2015, the Patent Office Board entered judgment in WMT’s favor as to all patent claims at issue in the IPR. Following the conclusion of the IPR, the District Court lifted the stay, and WMT is continuing with its defense as to remaining patent claims asserted by AngleFix.

In February 2014, Biomedical Enterprises, Inc. filed suit against Solana Surgical, LLC (Solana) in the United States District Court for the Western District of Texas alleging Solana’s FuseForce Fixation system infringes U.S. Patent No. 8,584,853 entitled “Method and Apparatus for an Orthopedic Fixation System.” On February 20, 2015, Solana filed a request for IPR with the U.S. Patent and Trademark Office. On February 27, 2015, Biomedical Enterprises filed an amended complaint to add WMG and WMT as parties to the litigation. On April 3, 2015, the parties filed a stipulation of dismissal without prejudice as to WMG and WMT. On August 10, 2015, the Patent Office Review Board initiated IPR as to all challenged patent claims.

On September 23, 2014, Spineology filed a patent infringement lawsuit, Case No. 0:14-cv-03767, in the U.S. District Court in Minnesota, alleging that WMT’s X-REAM® bone reamer infringes U.S. Patent No. RE42, 757 entitled “EXPANDABLE REAMER.” On January 28, 2015, as the deadline for service of its complaint, Spineology dismissed its complaint without prejudice and filed a new, identical complaint. WMT filed an answer to the new complaint with the court on April 27, 2015.

Subject to the provisions of the asset purchase agreement with MicroPort for the sale of the hip/knee (OrthoRecon) business operated by WMT, WMT, as between it and MicroPort, will continue to be responsible for defense of pre-existing patent infringement cases relating to the OrthoRecon business, and for resulting liabilities, if any.

Product Liability

WMT has been named as a defendant, in some cases with multiple other defendants, in lawsuits in which it is alleged that as yet unspecified defects in the design, manufacture or labeling of certain metal-on-metal hip replacement products rendered the products defective. The lawsuits generally employ similar allegations that use of the products resulted in excessive metal ions and particulate in the patients into whom the devices were implanted, in most cases resulting in revision surgery (collectively, the CONSERVE® Claims). We anticipate that additional lawsuits relating to metal-on-metal hip replacement products may be brought.

Because of the similar nature of the allegations made by several plaintiffs whose cases were pending in federal courts, upon motion of one plaintiff, Danny L. James, Sr., the United States Judicial Panel on Multidistrict Litigation in February 2012 transferred certain actions pending in the federal court system related to metal-on-metal hip replacement products to the United States District Court for the Northern District of Georgia, for consolidated pre-trial management of the cases before a single United States District Court Judge (the MDL). The consolidated matter is known as In re: Wright Medical Technology, Inc. Conserve Hip Implant Products Liability Litigation.

Certain plaintiffs have elected to file their lawsuits in state courts in California. In doing so, most of those plaintiffs have named a surgeon involved in the design of the allegedly defective products as a defendant in the actions, along with his personal corporation. Pursuant to contractual obligations, WMT has agreed to indemnify and defend the surgeon in those actions. Similar to the MDL proceeding in federal court, because the lawsuits generally employ similar allegations, certain of those pending lawsuits in California were consolidated for pretrial handling on May 14, 2012 pursuant to procedures of California State Judicial Counsel Coordinated Proceedings. The consolidated matter is known as In re: Wright Hip Systems Cases, Judicial Counsel Coordination Proceeding No. 4710.

There are other individual lawsuits related to metal-on-metal hip products pending in various state courts. The number of these lawsuits presently exceeds 1,000. WMT has also entered into an excess of 800 so called “tolling agreements” with potential claimants who have not yet filed suit. WMT believes it has data that supports the efficacy and safety of its metal-on-metal hip products. While continuing to dispute liability, WMT has participated in court supervised non-binding mediation in the multi-district federal court litigation. The supervising judge in the Federal Court consolidated proceedings has set a bellwether trial date for the first trial on November 9, 2015. The supervising judge in the California state court proceeding has set a trial date in March 2016.

Additionally, as of September 30, 2015, Wright was a defendant in 43 lawsuits in various state and federal courts involving claims for damages for personal injury associated with fractures of our PROFEMUR® long titanium modular neck product.

In June 2015, a jury returned a $4.4 million verdict against WMT in a case involving a fractured hip implant stem sold prior to the MicroPort closing. This was a one-of-a-kind case unrelated to the modular neck fracture cases WMG has previously reported. There are no other cases pending related to this component, nor are we aware of other instances where this component has fractured. The case, Alan Warner et al. vs. Wright Medical Technology, Inc. et al., case no. BC 475958, was tried in the Superior Court of the State of California for the County of Los Angeles, Central District. In September 2015, the trial judge reduced the jury verdict to $1.025 million and indicated that if the plaintiff did not accept the reduced award he would schedule a new trial solely on the issue of damages. Both parties have appealed, and we expect no further substantive post-trial activity until the appeals are heard. We are presently evaluating our post-trial options.

Insurance Litigation

In June 2014, St. Paul Surplus Lines Insurance Company (Travelers), which was an excess carrier in WMT’s coverage towers across multiple policy years, filed a declaratory judgment action in Tennessee state court naming WMT and certain of its other insurance carriers as defendants and asking the court to rule on the rights and responsibilities of the parties with regard to the CONSERVE® Claims. Among other things, Travelers appears to dispute WMT’s contention that the CONSERVE® Claims arise out of more than a single occurrence thereby triggering multiple policy periods of coverage. Travelers further seeks a determination as to the applicable policy period triggered by the alleged single occurrence. WMT filed a separate lawsuit in state court in California for declaratory judgment against certain carriers and breach of contract against the primary carrier, and has moved to dismiss or stay the Tennessee action on a number of grounds, including that California is the most appropriate jurisdiction. During the third quarter of 2014, the California Court granted Travelers’ motion to stay WMT’s California action.

Merger Related Litigation

On November 25, 2014, a class action complaint was filed in the Court of Chancery of the state of Delaware (Delaware Chancery Court), by a purported shareholder of Wright under the caption Paul Parshall v. Wright Medical Group, Inc., et al., C.A. No. 10400-CB. An amended complaint in the action was filed on February 6, 2015. The amended complaint names as defendants Wright, Tornier, Trooper Holdings Inc. (Holdco), Trooper Merger Sub Inc. (Merger Sub) and the members of the Wright board of directors. The amended complaint asserts various causes of action, including, among other things, that the members of the Wright board of directors breached their fiduciary duties owed to the Wright shareholders in connection with entering into the merger agreement, approving the merger, and causing Wright to issue a preliminary Form S-4 that allegedly fails to disclose material information about the merger. The amended complaint further alleges that Wright, Tornier, Holdco and Merger Sub aided and abetted the alleged breaches of fiduciary duties by the Wright board of directors. The plaintiff is seeking, among other things, injunctive relief enjoining or rescinding the merger and an award of attorneys’ fees and costs.

Also on November 25, 2014, a second class action complaint was filed in the Chancery Court of Shelby County Tennessee, for the Thirtieth Judicial District, at Memphis (Tennessee Chancery Court), by a purported shareholder of Wright under the caption Anthony Marks as Trustee for Marks Clan Super v. Wright Medical Group, Inc., et al., CH-14-1721-1. An amended complaint in the action was filed on January 7, 2015. On February 23, 2015, the plaintiff voluntarily dismissed the action, as pending in the Tennessee Chancery Court, without prejudice. Later on February 23, 2015, the plaintiff refiled the action in the Delaware Chancery Court under the caption Anthony Marks as Trustee for Marks Clan Super v. Wright Medical Group, Inc., et al., C.A. No. 10706-CB. The complaint names as defendants Wright, Tornier, Holdco, Merger Sub and the members of the Wright board of directors. The complaint asserts various causes of action, including, among other things, that the members of the Wright board of directors breached their fiduciary duties owed to the Wright shareholders in connection with entering into the merger agreement, approving the merger, and causing Wright to issue a preliminary Form S-4 that allegedly fails to disclose material information about the merger. The complaint further alleges that Wright, Tornier, Holdco and Merger Sub aided and abetted the alleged breaches of fiduciary duties by the Wright board of directors. The plaintiff is seeking, among other things, injunctive relief enjoining or rescinding the merger and an award of attorneys’ fees and costs.

On March 2, 2015, the Delaware Chancery Court consolidated Paul Parshall v. Wright Medical Group, Inc., et al., C.A. No. 10400-CB, and Anthony Marks as Trustee for Marks Clan Super v. Wright Medical Group, Inc., et al., C.A. No. 10706-CB, under the caption In re Wright Medical Group, Inc. Stockholders Litigation, C.A. No. 10400-CB (Consolidated Delaware Action).

On November 26, 2014, a third class action complaint was filed in the Circuit Court of Tennessee, for the Thirtieth Judicial District, at Memphis (Tennessee Circuit Court), by a purported shareholder of Wright under the caption City of Warwick Retirement System v. Gary D. Blackford et al., CT-005015-14. An amended complaint in the action was filed on January 5, 2015. The amended complaint names as defendants Wright, Tornier, Holdco, Merger Sub and the members of the Wright board of directors. The amended complaint asserts various causes of action, including, among other things, that the members of the Wright board of directors breached their fiduciary duties owed to the Wright shareholders in connection with entering into the merger agreement, approving the merger, and causing Wright to issue a preliminary Form S-4 that allegedly fails to disclose material information about the merger. The amended complaint further alleges that Tornier, Holdco and Merger Sub aided and abetted the alleged breaches of fiduciary duties by the Wright board of directors. The plaintiff is seeking, among other things, injunctive relief enjoining or rescinding the merger and an award of attorneys’ fees and costs.

On December 2, 2014, a fourth class action complaint was filed in the Tennessee Chancery Court by a purported shareholder of Wright under the caption Paulette Jacques v. Wright Medical Group, Inc., et al., CH-14-1736-1. An amended complaint in the action was filed on January 27, 2015. The amended complaint names as defendants Wright, Tornier, Holdco, Merger Sub, Warburg Pincus LLC and the members of the Wright board of directors. The amended complaint asserts various causes of action, including, among other things, that the members of the Wright board of directors breached their fiduciary duties owed to the Wright shareholders in connection with entering into the merger agreement, approving the merger, and causing Wright to issue a preliminary Form S-4 that allegedly fails to disclose material information about the merger. The amended complaint further alleges that Wright, Tornier, Warburg Pincus LLC, Holdco and Merger Sub aided and abetted the alleged breaches of fiduciary duties by the Wright board of directors. The plaintiff is seeking, among other things, injunctive relief enjoining or rescinding the merger and an award of attorneys’ fees and costs.

On March 24, 2015, a fifth class action complaint was filed in the Delaware Chancery Court, by a purported shareholder of Wright under the caption Michael Prince v. Robert J. Palmisano, et al., C.A. No. 10829-CB. The complaint asserts various causes of action, including, among other things, that the members of the Wright board of directors breached their fiduciary duties owed to the Wright shareholders in connection with entering into the merger agreement, approving the merger, and causing Wright to issue a preliminary Form S-4 that allegedly fails to disclose material information about the merger. The complaint further alleges that Wright, Tornier, Holdco and Merger Sub aided and abetted the alleged breaches of fiduciary duties by the Wright board of directors. The plaintiff is seeking, among other things, injunctive relief enjoining or rescinding the merger and an award of attorneys’ fees and costs. In an order dated May 22, 2015, the Delaware Chancery Court consolidated the Prince action into the Consolidated Delaware Action.

In an order dated March 31, 2015, the Tennessee Circuit Court transferred City of Warwick Retirement System v. Gary D. Blackford et al., CT-005015-14 to the Tennessee Chancery Court for consolidation with Paulette Jacques v. Wright Medical Group, Inc., et al., CH-14-1736-1 (Consolidated Tennessee Action). In an order dated April 9, 2015, the Tennessee Chancery Court stayed the Consolidated Tennessee Action; that stay expired upon completion of the merger with Wright.

On May 28, 2015, the parties to the Consolidated Delaware Action reached an agreement-in-principle to settle the cases, which has been memorialized in a memorandum of understanding. In connection with the contemplated settlement, Wright and Tornier agreed to make certain supplemental disclosures in Tornier’s publicly-filed Securities and Exchange Commission Form S-4 registration statement, which were sought by the plaintiffs in connection with the Consolidated Delaware Action. The parties to the Consolidated Delaware Action also expect that, in connection with the contemplated settlement, counsel for plaintiffs will make an application for an award of attorneys’ fees. The contemplated settlement will be subject to customary conditions, including completion of appropriate settlement documentation, approval by the court, notice to the class and a hearing, and consummation of the merger. There can be no assurance that the contemplated settlement will be finalized or that court approval will be granted.

ITEM 1A.	RISK FACTORS

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. In addition to the other information set forth in this report, careful consideration should be taken of the factors described below, which could materially adversely affect our business, financial condition or operating results.

Risks Related to the Recently Completed Merger between Wright and Tornier

We may be unable to successfully integrate our operations or realize the anticipated cost savings, revenues and other potential benefits of our recently completed merger in a timely manner or at all. As a result, the value of our ordinary shares may be adversely affected.

The success of the recently completed merger between Wright and Tornier will depend, in part, on our ability to achieve the anticipated cost savings, revenues and other potential benefits of the merger. Achieving the anticipated potential benefits of the merger will depend in part upon whether we are able to integrate our operations in an efficient and effective manner and whether we are able to effectively coordinate sales and marketing efforts to communicate our capabilities and coordinate our sales organizations to sell our combined products. The integration process may not be completed smoothly or successfully. The necessity of coordinating geographically separated organizations, systems and facilities and addressing possible differences in business backgrounds, corporate cultures and management philosophies may increase the difficulties of integration. We operate numerous systems, including those involving management information, purchasing, accounting and finance, sales, billing, payroll, employee benefits and regulatory compliance. We may also have inconsistencies in standards, controls, procedures or policies that could affect our ability to maintain relationships with customers and employees or to achieve the anticipated benefits of the merger. We may have difficulty in integrating our commercial organizations, including in particular distribution and sales representative arrangements. The integration of certain operations requires the dedication of significant management resources, which may temporarily distract management’s attention from our day-to-day business. Employee uncertainty and lack of focus during the integration process may also disrupt our business. Any inability of our management to integrate successfully our operations or to do so within a longer time frame than expected could have a material adverse effect on our business and operating results. The integration also may result in material unanticipated problems, expenses, liabilities, competitive responses and loss of customer relationships. Even if the operations of the businesses of Wright and Tornier are integrated successfully, we may not be able to realize the full benefits of the transaction, including the anticipated operating and cost synergies, sales and growth opportunities or long-term strategic benefits of the merger. An inability to realize the full extent of, or any of, the anticipated benefits of the merger, as well as any delays encountered in the integration process, could have an adverse effect on our business and operating results, which may affect the value of our ordinary shares.

Our future success also will depend in part upon our ability to retain key employees. Competition for qualified personnel can be very intense. In addition, key employees may depart because of issues relating to the uncertainty or difficulty of integration or a desire not to remain with our company. Accordingly, no assurance can be given that we will retain key employees.

Our future results will suffer if we do not effectively manage our expanded operations as a result of the merger.

As a result of the merger, the size of our business has increased significantly. Our future success depends, in part, upon our ability to manage this expanded business, which will pose substantial challenges for our management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurances that we will be successful or that we will realize the expected operating efficiencies, cost savings and other benefits currently anticipated from the merger.

In addition, effective internal controls are necessary for us to provide reliable and accurate financial reports and to effectively prevent fraud. The integration of combined or acquired businesses is likely to result in our systems and controls becoming increasingly complex and more difficult to manage. We devote significant resources and time to comply with the internal control over financial reporting requirements of the Sarbanes-Oxley Act of 2002. However, we cannot be certain that these measures will ensure that we design, implement and maintain adequate control over our financial processes and reporting in the future, especially in the context of acquisitions of other businesses. Any difficulties in the assimilation of combined or acquired businesses into our control system could harm our operating results or cause us to fail to meet our financial reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our ordinary shares and our access to capital.

Efforts to integrate our Corporate Compliance Programs require the cooperation of many individuals and will likely require substantial investment and divert a significant amount of future time and resources from our other business activities.

We are committed to a robust Corporate Compliance Program. In furtherance of this strategic objective, we have devoted a significant amount of time and resources since the completion of the merger to integrate the Corporate Compliance Programs of Wright Medical Technology, Inc. (WMT) and Tornier. This has required, and will continue to require, a significant amount of time and resources from our financial, human resources and compliance personnel, as well as all of our employees. Successful integration of both WMT’s and Tornier’s Corporate Compliance Programs requires the full and sustained cooperation of all of our employees, distributors and sales agents, as well as the healthcare professionals with whom we interact. These efforts require significant expenses and investments. We also may encounter inefficiencies in the integration of our compliance programs, including delays in medical education, research and development projects, and clinical studies, which may unfavorably impact our business and relationships with customers. If we fail to integrate successfully WMT’s and Tornier’s Corporate Compliance Programs, our business and operating results may be adversely affected.

If goodwill or other intangible assets that we record in connection with the merger become impaired, we could be required to take significant charges against earnings.

In connection with the accounting for the merger, we expect to record a significant amount of goodwill and other intangible assets. Under U.S. GAAP, we must assess, at least annually and potentially more frequently, whether the value of our goodwill and other indefinite-lived intangible assets have been impaired. Amortizing intangible assets will be assessed for impairment in the event of an impairment indicator. Any reduction or impairment of the value of goodwill or other intangible assets will result in a charge against earnings, which could materially adversely affect our operating results and shareholders’ equity in future periods.

We have incurred and expect to continue to incur significant transaction and integration-related costs in connection with the merger and the integration of our operations.

We have incurred and expect to continue to incur a number of non-recurring costs associated with the merger and integrating our operations. The substantial majority of non-recurring expenses resulting from the merger will be comprised of transaction costs related to the merger, employment-related costs, and facilities and systems consolidation costs. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of our businesses should allow us to offset incremental transaction and integration-related costs over time, this net benefit may not be achieved in the near term, or at all.

Risk Related to our Business

We have a history of operating losses and may never achieve or sustain profitability.

We have a history of operating losses and our ability to achieve profitability will be influenced by many factors, including, among others, the success of our recently completed merger, the extent and duration of our future operating losses, the level and timing of future net sales and expenditures, development, commercialization and market acceptance of new products, the results and scope of ongoing research and development projects, competing technologies and market developments, and regulatory requirements and delays and pending litigation. As a result, we may continue to incur operating losses for the foreseeable future. These losses will continue to have an adverse impact on our shareholders’ equity, and we may never achieve or sustain profitability.

We are subject to substantial government regulation that could have a material adverse effect on our business.

The production and marketing of our products and our ongoing research and development, pre-clinical testing and clinical trial activities are subject to extensive regulation and review by numerous governmental authorities both in the United States and abroad. U.S. and foreign regulations govern the testing, marketing and registration of new medical devices, in addition to regulating manufacturing practices, reporting, labeling, relationships with healthcare professionals and recordkeeping procedures. The regulatory process requires significant time, effort and expenditures to bring our products to market, and we cannot be assured that any of our products will be approved. Our failure to comply with applicable regulatory requirements could result in these governmental authorities:

•	imposing fines and penalties on us;

•	preventing us from manufacturing or selling our products;

•	bringing civil or criminal charges against us;

•	delaying the introduction of our new products into the market;

•	recalling or seizing our products; or

•	withdrawing or denying approvals or clearances for our products.

Even if regulatory approval or clearance of a product is granted, this could result in limitations on the uses for which the product may be labeled and promoted. Further, for a marketed product, its manufacturer, such manufacturer’s suppliers, and manufacturing facilities are subject to periodic review and inspection. Subsequent discovery of problems with a product, manufacturer or facility may result in restrictions on the product, manufacturer or facility, including withdrawal of the product from the market or other enforcement actions. Our products can only be marketed in accordance with their approved labeling. If we were to promote the use of our products in an “off-label” manner, we would be subject to civil and criminal sanctions.

We are subject to various U.S. federal and state and foreign laws concerning healthcare fraud and abuse, including false claims laws, anti-kickback laws and physician self-referral laws. Violations of these laws can result in criminal and/or civil punishment, including fines, imprisonment and, in the United States, exclusion from participation in government healthcare programs. Greater scrutiny of marketing practices in our industry has resulted in numerous government investigations by various government authorities and this industry-wide enforcement activity is expected to continue. If a governmental authority were to determine that we do not comply with these laws and regulations, then we and our directors, officers and employees could be subject to criminal and civil penalties, including exclusion from participation in U.S. federal healthcare reimbursement programs.

In order to market our devices in the member countries of the European Union, we are required to comply with the European Medical Devices Directive and obtain CE mark certification. CE mark certification is the European symbol of adherence to quality assurance standards and compliance with applicable European Medical Device Directives. Under the European Medical Devices Directive, all medical devices including active implants must qualify for CE marking.

Although Wright Medical Group, Inc. divested the hip/knee (OrthoRecon) business operated by WMT, it remains responsible, as between it and MicroPort, for liability claims on OrthoRecon products sold prior to closing, and might still be sued on products sold after closing.

Although OrthoRecon product liability expenses are accounted for under discontinued operations, the agreement between Wright Medical Group, Inc. (WMG) and MicroPort requires that WMT, as between it and MicroPort, retain responsibility for product liability claims on OrthoRecon products sold prior to closing, and for any resulting settlements, judgments or other costs. Moreover, even though MicroPort, as between it and WMT, is responsible for liability claims on post-closing sales, there can be no assurance WMT and/or WMG will not be named as a defendant in a lawsuit relating to such post-closing sales, or that MicroPort will have adequate resources to exonerate WMT and/or WMG from any resulting expenses or liabilities.

We may never realize the expected benefits from the Wright/Tornier merger, the divestiture of WMT’s OrthoRecon business, and our strategy to become a profitable, high growth, pure play medical technology company, and command the market valuation typically accorded such companies.

The Wright/Tornier merger and the divestiture of WMT’s OrthoRecon business are part of a strategy to transform ourselves into a profitable, high growth, pure play medical technology company, and command the market valuation typically accorded such companies. If we are unable to achieve our growth and profitability objectives due to competition, lack of acceptance of our products, failure to gain regulatory approvals, or other risks as described in this section or other sections of this report, or due to other events, we will not be successful in transforming our business and will not be accorded the market valuation we seek. Moreover, WMT’s OrthoRecon business generated substantial revenue and cash flow, which WMT has not replaced. While over time we expect to replace the OrthoRecon revenue and cash flow by accelerating higher margin revenue streams from extremities and biologic products, especially in light of the merger between WMG and Tornier, there is still a risk we will be unable to replace the revenue and cash flow that the OrthoRecon business generated, or that the cost of such will be higher than expected. If we are unable to achieve our profit and growth objectives, such failure will be exacerbated by the loss of revenue and cash flow generated by the OrthoRecon business, and could result in a decline in our stock price.

We may never realize the expected benefits of our strategic business combination or acquisition transactions.

In addition to developing new products and growing our business internally, we have sought to grow through business combinations and acquisitions of complementary businesses. Examples include, in addition to our recently completed merger, WMG’s acquisition of BioMimetic in early 2013, as well as its more recent acquisitions of Biotech International in November 2013, Solana Surgical, LLC in January 2014, and OrthoPro, L.L.C. in February 2014 and Tornier’s acquisition of OrthoHelix in 2012. Business combinations and acquiring new businesses involve a myriad of risks. Whenever new businesses are combined or acquired, there is a risk we may fail to realize some or all of the anticipated benefits of the transaction. This can occur if integration of the businesses proves to be more complicated than planned, resulting in failure to realize operational synergies and/or failure to mitigate operational dis-synergies, diversion of management attention, and loss of key personnel. It can also occur if the combined or acquired business fails to meet our revenue projections, exposes us to unexpected liabilities, or if our pre-acquisition due diligence fails to uncover issues that negatively affect the value or cost structure of the acquired enterprise. Although we carefully plan our business combinations and acquisitions, there can be no assurance these and other risks will not prevent us from realizing the expected benefits of these transactions.

Product liability lawsuits could harm our business and adversely affect our operating results and financial condition if adverse outcomes exceed our product liability insurance coverage.

The manufacture and sale of medical devices expose us to significant risk of product liability claims, and WMT remains responsible, as between it and MicroPort, for claims associated with products sold before divesting our OrthoRecon business to MicroPort.

WMT has received more than 1,500 claims and cases for personal injury associated with metal-on-metal hip replacement systems. WMT believes it has data that supports the efficacy and safety of the metal-on-metal hip replacement systems, and has been vigorously defending these cases. While continuing to dispute liability, WMT has been participating in court supervised mediation in the multi-district federal court litigation presently pending in the Northern District of Georgia and defending itself in a consolidated California state court proceeding.

Claims for personal injury have also been made against WMT associated with fractures of WMT’s PROFEMUR® long titanium modular neck product. WMT believes that the overall fracture rate for the product is low and the fractures appear, at least in part, to relate to patient demographics, and has been vigorously defending these matters. While continuing to dispute liability, WMT has been open to settling these claims in circumstances where it believes the settlement amount is reasonable relative to the risk and expense of litigation.

Legal defenses are costly, regardless of the outcome. We have incurred and expect to continue to incur substantial legal expenses in connection with the defense of these matters. In addition, we could incur significant liabilities associated with adverse outcomes that exceed WMT’s products liability insurance coverage, which could adversely affect our operating results and financial condition.

In the future, we may be subject to additional product liability claims. Additionally, we could experience a material design or manufacturing failure in our products, a quality system failure, other safety issues, or heightened regulatory scrutiny that would warrant a recall of some of our products. Product liability lawsuits and claims, safety alerts and product recalls, regardless of their ultimate outcome, could result in decreased demand for our products, injury to our reputation, significant litigation and other costs, substantial monetary awards to or costly settlements with patients, product recalls, loss of revenue; the inability to commercialize new products or product candidates, and otherwise have a material adverse effect on our business and reputation and on our ability to attract and retain customers.

Our existing product liability insurance coverage may be inadequate to protect us from any liabilities we might incur.

If the product liability claims brought against us involve uninsured liabilities or result in liabilities that exceed our insurance coverage, our business, financial condition and operating results could be materially and adversely affected. Further, such product liability matters may negatively impact our ability to obtain insurance coverage or cost-effective insurance coverage in future periods. WMT is presently in litigation with certain insurance carriers concerning the amount of coverage available to satisfy potential liabilities associated with the metal-on-metal hip claims against WMT. An unfavorable outcome in this litigation could have an adverse effect on our financial condition and operating results if WMT or WMG ultimately is subject to liabilities associated with these claims that exceed coverage amounts not in dispute. In addition, WMT recently received notice that the third insurance carrier in the tower for product liability insurance coverage relating to personal injury claims associated with fractures of WMT’s PROFEMUR® long titanium modular neck product (Modular Neck Claims) has asserted that the terms and conditions identified in its reservation of rights will preclude coverage for the Modular Neck Claims. WMT strongly disputes the carrier’s position and intends to vigorously seek recovery of these funds in the appropriate forum. WMT continues to believe its contracts with its insurance carriers are enforceable for these claims; however, WMT would be responsible for any amounts that its insurance carriers do not cover or for the amount by which ultimate losses exceed the amount of its third-party insurance coverage. An unfavorable outcome in this matter could have an adverse effect on our financial condition and operating results if WMT or WMG ultimately is subject to liabilities associated with these claims that exceed coverage amounts not in dispute.

A competitor’s recall of its modular hip systems, and the liability claims and adverse publicity which ensued, could generate copycat claims against modular hip systems WMT sold.

On July 6, 2012, Stryker Corporation announced the voluntary recall of its Rejuvenate Modular and ABG II modular neck hip stems citing risks including the potential for fretting and/or corrosion at or about the modular neck junction. Although Stryker’s recalled modular neck hip stems differ in design and material from the PROFEMUR® modular neck systems WMT sold before it divested its OrthoRecon business, WMT has previously noted the risk that Stryker’s recall and the resultant publicity could negatively impact sales of modular neck systems of other manufacturers, including the PROFEMUR® system, and that Stryker’s action has increased industry focus on the safety of cobalt chrome modular neck products. WMT has carefully monitored the clinical performance of the PROFEMUR® modular neck hip system, which combine a cobalt chrome modular neck and a titanium stem. With over 33,000 units sold since this version was introduced in 2009, and an extremely low complaint rate, WMT remains confident in the safety and efficacy of this product. Nevertheless, in light of Stryker’s recall, the resulting product liability claims to which it has been subject, and the general negative publicity surrounding “metal-on-metal” articulating surfaces (which do not involve modular hip stems), there remains a risk that, even in the absence of clinical evidence, claims for personal injury relating to sales of these products before divestiture of WMT’s OrthoRecon business could increase, which could have an adverse effect on our financial condition and operating results since WMT retained responsibility, as between it and MicroPort, for these claims.

Failure to comply with the U.S. Foreign Corrupt Practices Act or other anticorruption laws could subject us to, among other things, penalties and legal expenses that could harm our reputation and have a material adverse effect on our business, operating results and financial condition.

Our international operations expose us to legal and regulatory risks. These risks include the risk that our international distributors could engage in conduct violative of U.S. or local law, including the U.S. Foreign Corrupt Practices Act (FCPA). Our U.S. operations, including those of our U.S. operating subsidiaries, are subject to the FCPA, which generally prohibits covered entities and their intermediaries from engaging in bribery or making other prohibited payments to foreign officials for the purpose of obtaining or retaining business or other benefits. In addition, the FCPA imposes accounting standards and requirements on publicly traded U.S. corporations and their foreign affiliates, which are intended to prevent the diversion of corporate funds to the payment of bribes and other improper payments, and to prevent the establishment of “off books” slush funds from which such improper payments can be made. We also are subject to similar anticorruption legislation implemented in Europe under the Organization for Economic Co-operation and Development’s Convention on Combating Bribery of Foreign Public Officials in International Business Transactions. We either operate or plan to operate in a number of jurisdictions that pose a high risk of potential violations of the FCPA and other anticorruption laws, and we utilize a number of third-party sales representatives for whose actions we could be held liable under the FCPA. We inform our personnel and third-party sales representatives of the requirements of the FCPA and other anticorruption laws, including, but not limited to their reporting requirements. We also have developed and will continue to develop and implement systems for formalizing contracting processes, performing due diligence on agents and improving our recordkeeping and auditing practices regarding these regulations. However, there is no guarantee that our employees, third-party sales representatives or other agents have not or will not engage in conduct undetected by our processes and for which we might be held responsible under the FCPA or other anticorruption laws. Failure to comply with the FCPA or other anticorruption laws could subject us to, among other things, penalties and legal expenses that could harm our reputation and have a material adverse effect on our business, financial condition and operating results.

If our employees, third-party sales representatives or other agents are found to have engaged in such practices, we could suffer severe penalties, including criminal and civil penalties, disgorgement and other remedial measures, including further changes or enhancements to our procedures, policies and controls, as well as potential personnel changes and disciplinary actions. Recent investigations of companies in our industry by the SEC and the U.S. Department of Justice have focused on potential FCPA violations in connection with the sale of medical devices in foreign countries. We believe we have compliance systems, which enable us to prevent these behaviors. However, if despite our efforts we are not successful in mitigating these risks, we could become the target of enforcement actions by U.S. or local authorities. Any investigation of any potential violations of the FCPA or other anticorruption laws by U.S. or foreign authorities could have a material adverse effect on our business, operating results and financial condition.

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

A significant portion of our product sales are made through independent distributors and sales agents who we do not control.

A significant portion of our product sales are made through independent sales representatives and distributors. Because the independent distributor often controls the customer relationships within its territory (and, in certain countries outside the United States, the regulatory relationship), there is a risk that if our relationship with the distributor ends, our relationship with the customer will be lost (and, in certain countries outside the United States, that we could experience delays in amending or transferring our product registrations). Also, because we do not control a distributor’s field sales agents, there is a risk we will be unable to ensure that our sales processes, compliance and other priorities will be consistently communicated and executed by the distributor. If we fail to maintain relationships with our key distributors, or fail to ensure that our distributors adhere to our sales processes, compliance and other priorities, this could have an adverse effect on our operations. In the past, we have experienced turnover within our independent distributor organization. This adversely affected our short-term financial results as we transitioned to direct sales employees or new independent representatives. In addition, Tornier recently transitioned to direct selling models in certain geographies and recently transitioned its U.S. sales channel towards focusing separately on upper and lower extremity products. These transitions adversely affected Tornier’s short-term financial results, particularly during Tornier’s fiscal years 2013 and 2014. While we believe these transitions were managed effectively and position us to leverage our sales force and broad portfolio, there is a risk that these or future transitions could have a greater adverse effect on our operations than we have previously experienced or anticipate.

In addition, our success is partially dependent upon our ability to retain and motivate our distributors, independent sales agencies and their representatives to sell our products in certain territories. They may not be successful in implementing our marketing plans. Some of our distributors and independent sales agencies do not sell our products exclusively and may offer similar products from other orthopaedic companies. Our distributors and independent sales agencies may terminate their contracts with us, may devote insufficient sales efforts to our products or may focus their sales efforts on other products that produce greater commissions for them, which could have an adverse effect on our operations and operating results.

Allegations of wrongdoing by the United States Department of Justice and Office of the Inspector General of the United States Department of Health and Human Services (OIG-HHS) and related publicity could lead to further governmental investigations or actions by other third parties.

As a result of the allegations of wrongdoing made by the United States Attorney’s Office for the District of New Jersey (USAO) and the publicity surrounding WMT’s settlement with the United States Department of Justice (DOJ) and OIG-HHS, and amendments to the Deferred Prosecution Agreement ( DPA) and Corporate Integrity Agreement (CIA), other governmental agencies, including state authorities, could conduct investigations or institute proceedings that are not precluded by the terms of settlements reflected in the DPA and the CIA. In August 2012, WMT received a subpoena from the United States Attorney’s Office for the Western District of Tennessee requesting records and documentation relating to WMT’s PROFEMUR® series of hip replacement devices for the period from January 1, 2000 to August 2, 2012. These interactions with the authorities could increase WMT’s exposure to lawsuits by potential whistleblowers, including under the U.S. Federal False Claims Act, based on new theories or allegations arising from the allegations made by the USAO. The costs of defending or resolving any such investigations or proceedings could have a material adverse effect on our financial condition, operating results and cash flows.

If we lose any existing or future intellectual property lawsuits, a court could require us to pay significant damages or prevent us from selling our products.

The medical device industry is litigious with respect to patents and other intellectual property rights. Companies in the medical device industry have used intellectual property litigation to gain a competitive advantage.

WMT is party to claims and lawsuits involving patents or other intellectual property. Legal proceedings, regardless of the outcome, could drain our financial resources and divert the time and effort of our management. If we lose one of these proceedings, a court, or a similar foreign governing body, could require us to pay significant damages to third parties, indemnify third parties from loss, require us to seek licenses from third parties, pay ongoing royalties, redesign our products, or prevent us from manufacturing, using or selling our products. In addition to being costly, protracted litigation to defend or prosecute our intellectual property rights could result in our customers or potential customers deferring or limiting their purchase or use of the affected products until resolution of the litigation.

If our patents and other intellectual property rights do not adequately protect our products, we may lose market share to our competitors and be unable to operate our business profitably.

We rely on patents, trade secrets, copyrights, know-how, trademarks, license agreements and contractual provisions to establish our intellectual property rights and protect our products. These legal means, however, afford only limited protection and may not completely protect our rights. In addition, we cannot be assured that any of our pending patent applications will issue. The U.S. Patent and Trademark Office (USPTO) may deny or require a significant narrowing of the claims in its pending patent applications and the patents issuing from such applications. Any patents issuing from the pending patent applications may not provide us with significant commercial protection. We could incur substantial costs in proceedings before the USPTO. These proceedings could result in adverse decisions as to the priority of our inventions and the narrowing or invalidation of claims in issued patents. In addition, the laws of some of the countries in which our products are or may be sold may not protect our intellectual property to the same extent as U.S. laws or at all. We also may be unable to protect our rights in trade secrets and unpatented proprietary technology in these countries.

In addition, we hold licenses from third parties that are necessary to utilize certain technologies used in the design and manufacturing of some of our products. The loss of such licenses would prevent us from manufacturing, marketing and selling these products, which could harm our business. If we, or the other parties from whom we would license intellectual property, fail to obtain and maintain adequate patent or other intellectual property protection for intellectual property used in our products, or if any protection is reduced or eliminated, others could use the intellectual property used in our products, resulting in harm to our competitive business position.

We seek to protect our trade secrets, know-how and other unpatented proprietary technology, in part, with confidentiality agreements with our employees, independent distributors and consultants. We cannot be assured, however, that the agreements will not be breached, adequate remedies for any breach would be available or our trade secrets, know-how, and other unpatented proprietary technology will not otherwise become known to or independently developed by our competitors.

If we lose one of our key suppliers, we may be unable to meet customer orders for our products in a timely manner or within our budget, which could adversely affect our sales and operating results.

We have relied on a limited number of suppliers for the components used in our products. Our reconstructive joint devices are produced from various surgical grades of titanium, cobalt chrome, stainless steel, various grades of high-density polyethylenes and ceramics. We have relied on one source to supply us with a certain grade of cobalt chrome alloy, one supplier for the silicone elastomer used in some of our extremity products, one supplier for our pyrocarbon products, and one supplier to provide a key ingredient of Augment® Bone Graft. The manufacture of our products is highly exacting and complex, and our business could suffer if a sole source supply arrangement is unexpectedly terminated or interrupted, and we are unable to obtain an acceptable new source of supply in a timely fashion.

In December 2013, we received written notice from Novartis of its intent to terminate, effective December 1, 2015, the exclusive supply agreement under which we purchase from Novartis purified bulk recombinant human platelet-derived growth factor (rhPDGF-BB), which is a key component of Augment® Bone Graft. Under the agreement, Novartis is obligated to cooperate with us in identifying a new supplier and in facilitating a technology transfer. We believe our existing inventory of rhPDGF-BB, together with our final purchases from Novartis, will leave us with an adequate supply of this product until a new supplier is brought on line. We are currently in the process of negotiating new agreements with, and completing a technology transfer to, a new supplier. However, if we are not successful in contracting, qualifying, training and provisioning the new supplier before our available supply is exhausted, there is a risk our ability to supply Augment® Bone Graft could be interrupted.

Our biologic product line includes a single sourced supplier for our GRAFTJACKET® family of soft tissue repair and graft containment products. In addition, certain biologic products depend upon a single supplier as our source for demineralized bone matrix (DBM) and cancellous bone matrix (CBM), and any failure to obtain DBM and CBM from this source in a timely manner will deplete levels of on-hand raw materials inventory and could interfere with our ability to process and distribute allograft products. We rely on a single not-for-profit tissue bank to meet all of our DBM and CBM order requirements, a key component in the allograft products we currently produce, market and distribute. In addition, we rely on a single supplier of soft tissue graft for BIOTAPE® XM.

We cannot be sure that our supply of DBM, CBM and soft tissue graft for BIOTAPE® XM will continue to be available at current levels or will be sufficient to meet our needs, or that future suppliers of DBM, CBM and soft tissue graft for BIOTAPE® XM will be free from FDA regulatory action impacting their sale of DBM, CBM and soft tissue graft for BIOTAPE® XM. As there are a small number of suppliers, if we cannot continue to obtain DBM, CBM and soft tissue graft for BIOTAPE® XM from our current sources in volumes sufficient to meet our needs, we may not be able to locate replacement sources of DBM, CBM and soft tissue graft for BIOTAPE® XM on commercially reasonable terms, if at all. This could interrupt our business, which could adversely affect our sales.

Suppliers of raw materials and components may decide, or be required, for reasons beyond our control to cease supplying raw materials and components to us. FDA regulations may require additional testing of any raw materials or components from new suppliers prior to our use of these materials or components, and in the case of a device with a premarket approval (PMA) application, we may be required to obtain prior FDA permission, either of which could delay or prevent our access to or use of such raw materials or components.

We are dependent on various information technology systems, and failures of, interruptions to, or unauthorized tampering of those systems could have a material adverse effect on our business.

We rely extensively on information technology systems to conduct business. These systems include, but are not limited to, ordering and managing materials from suppliers, converting materials to finished products, shipping products to customers, processing transactions, summarizing and reporting results of operations, complying with regulatory, legal or tax requirements, providing data security and other processes necessary to manage our business. Tornier recently implemented a new enterprise resource planning system (ERP) across its significant operating locations. As a result of this recent implementation and our recently completed merger, we may experience difficulties in our business operations, or difficulties in operating our business under the ERP, either of which could disrupt our operations, including our ability to timely ship and track product orders, project inventory requirements, manage our supply chain, and otherwise adequately service our customers, and lead to increased costs and other difficulties. In the event we experience significant disruptions as a result of the ERP implementation or otherwise, we may not be able to fix our systems in an efficient and timely manner. Accordingly, such events may disrupt or reduce the efficiency of our entire operation and have a material adverse effect on our operating results and cash flows. In addition, if our systems are damaged or cease to function properly due to any number of causes, ranging from catastrophic events to power outages to security breaches, and our business continuity plans do not effectively compensate timely, we may suffer interruptions in our ability to manage operations.

Fluctuations in insurance cost and availability could adversely affect our profitability or our risk management profile.

We hold a number of insurance policies, including product liability insurance, directors’ and officers’ liability insurance, property insurance and workers’ compensation insurance. If the costs of maintaining adequate insurance coverage should increase significantly in the future, our operating results could be materially adversely impacted. Likewise, if any of our current insurance coverage should become unavailable to us or become economically impractical, we would be required to operate our business without indemnity from commercial insurance providers.

Modifications to our marketed devices may require FDA regulatory clearances or approvals or require us to cease marketing or recall the modified devices until such additional clearances or approvals are obtained.

The FDA requires device manufacturers to make a determination of whether or not a modification to a cleared and commercialized medical device requires a new approval or clearance. However, the FDA can review a manufacturer’s decision not to submit for additional approvals or clearances. Any modification to an FDA approved or cleared device that would significantly affect its safety or efficacy or that would constitute a major change in its intended use would require a new premarket approval or 510(k) clearance and could be considered misbranded if the modified device is commercialized and such additional approval or clearance was not obtained. We cannot assure you that the FDA will agree with our decisions not to seek approvals or clearances for particular device modifications or that we will be successful in obtaining additional approvals or 510(k) clearances for modifications.

We obtained 510(k) premarket clearance for certain devices we market or marketed in the United States. We have subsequently modified some of those devices or device labeling since obtaining 510(k) clearance under the view that these modifications did not significantly affect the safety or efficacy of the device, and did not require new approvals or clearances. If the FDA disagrees with our decisions and requires us to obtain additional premarket approvals or 510(k) clearances for any modifications to our products and we fail to obtain such approvals or clearances or fails to secure approvals or clearances in a timely manner, we may be required to cease manufacturing and marketing the modified device or to recall such modified device until we obtain FDA approval or clearance and we may be subject to significant regulatory fines or penalties.

Although WMT’s Corporate Integrity Agreement expired, if WMT were found to have breached it, WMT may be subject to criminal prosecution and/or exclusion from federal healthcare programs.

On September 29, 2010, WMT entered into a 12-month Deferred Prosecution Agreement with the United States Attorney’s Office for the District of New Jersey. WMT also entered into a five-year Corporate Integrity Agreement with the Inspector General of the United States Department of Health and Human Services, referred to as OIG-HHS. On September 15, 2011, WMT reached an agreement with the USAO and the OIG-HHS under which WMT voluntarily agreed to extend the term of its DPA for 12 months. On October 4, 2012, the USAO issued a press release announcing that the amended DPA expired on September 29, 2012, that the USAO had moved to dismiss the criminal complaint against WMT because WMT had fully complied with the terms of the DPA, and that the court had ordered dismissal of the complaint on October 4, 2012. WMT’s obligations under the CIA expired as of September 29, 2015. The DPA imposed and the CIA imposed certain obligations on WMT to maintain compliance with U.S. healthcare laws. If WMT were found to have breached the CIA, it could be exposed to significant liability, including, but not limited to, exclusion from federal healthcare program participation, including Medicaid and Medicare, potential prosecution, civil and criminal fines or penalties, and additional litigation cost and expense, which would have a material adverse effect on our financial condition, operating results and cash flows.

The CIA acknowledged the existence of WMT’s Corporate Compliance Program and provided for certain other compliance-related activities during the five-year term of the agreement. If WMT were found to have breached the CIA, the OIG-HHS may take further action against WMT, up to and including exclusion from participation in federal healthcare programs, which exclusion would have a material adverse effect on our financial condition, operating results and cash flows.

The European Union and many of its world markets rely on the CE-Mark as the path to market our products.

The European Medical Device Directive requires that many of our products that bear the CE-Mark be supported by post market clinical data. We are in the process of implementing systems and procedures to control this activity in order to comply with these requirements, including establishing contractual relationships with the healthcare provider (HCP) clinical study sites in accordance with our internal compliance requirements. We intend to obtain the needed clinical data to support our marketed products, but there can be no assurance that European regulators will accept the results. This could potentially impact business performance. In addition, changes to the certification and oversight responsibilities of notified bodies presently under consideration by the European Commission, if implemented, could result in more stringent notified body oversight requirements, require additional resources to maintain compliance, and increase the risk of negative audit observations.

Our biologics business is subject to emerging governmental regulations that can significantly impact our business.

The FDA has statutory authority to regulate allograft-based products, processing and materials. The FDA, European Union and Health Canada have been working to establish more comprehensive regulatory frameworks for allograft-based, tissue-containing products, which are principally derived from cadaveric tissue. The framework developed by the FDA establishes risk-based criteria for determining whether a particular human tissue-based product will be classified as human tissue, a medical device or biologic drug requiring 510(k) clearance or PMA approval. All tissue-based products are subject to extensive FDA regulation, including establishment of registration requirements, product listing requirements, good tissue practice requirements for manufacturing and screening requirements that ensure that diseases are not transmitted to tissue recipients. The FDA has also proposed extensive additional requirements addressing sub-contracted tissue services, traceability to the recipient/patient and donor records review. If a tissue-based product is considered human tissue, FDA requirements focus on preventing the introduction, transmission and spread of communicable diseases to recipients. Clinical data or review of safety and efficacy is not required before the tissue can be marketed. However, if tissue is considered a medical device or biologic drug, then FDA clearance or approval is required.

Additionally, our biologics business involves the procurement and transplantation of allograft tissue, which is subject to federal regulation under the National Organ Transplant Act (NOTA). NOTA prohibits the sale of human organs, including bone and other human tissue, for valuable consideration within the meaning of NOTA. NOTA permits the payment of reasonable expenses associated with the transportation, processing, preservation, quality control and storage of human tissue. We currently charge our customers for these expenses. In the future, if NOTA is amended or reinterpreted, we may not be able to charge these expenses to our customers, and, as a result, our business could be adversely affected.

Our principal allograft-based biologics offerings include ALLOMATRIX®, GRAFTJACKET® and IGNITE® products.

The results of our clinical trials may not support our product claims or may result in the discovery of adverse side effects.

Our ongoing research and development, pre-clinical testing and clinical trial activities are subject to extensive regulation and review by numerous governmental authorities both in the United States and abroad. We are currently conducting post-market clinical studies of some of our products to gather additional information about these products’ safety, efficacy or optimal use. In the future we may conduct additional clinical trials to support approval of new products. Clinical studies must be conducted in compliance with FDA regulations or the FDA may take enforcement action. The data collected from these clinical trials may ultimately be used to support market clearance for these products or gather additional information about approved products. Even if our clinical trials are completed as planned, we cannot be certain that their results will support our product claims or that the FDA or foreign authorities will agree with our conclusions regarding them. Success in pre-clinical testing and early clinical trials does not always ensure that later clinical trials will be successful, and we cannot be sure that the later trials will replicate the results of prior trials and studies. The clinical trial process may fail to demonstrate that our products are safe and effective for the proposed indicated uses, which could cause us to abandon a product and may delay development of others. Any delay or termination of our clinical trials will delay the filing of our product submissions and, ultimately, our ability to commercialize our products and generate revenue. It is also possible that patients enrolled in clinical trials will experience adverse side effects that are not currently part of the product’s profile.

If the third parties on which we rely to conduct our clinical trials and to assist us with clinical development do not perform as contractually required or expected, we may not be able to obtain, or in some cases, maintain regulatory clearance or approval for or commercialize our products.

We often must rely on third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if these third parties need to be replaced, or if the quality or accuracy of the data they obtain is compromised due to their failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our pre-clinical and clinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain or, in some cases maintain, regulatory approval for, or successfully commercialize, our products on a timely basis, if at all, and our business, operating results and prospects may be adversely affected. Furthermore, our third-party clinical trial investigators may be delayed in conducting our clinical trials for reasons outside of their control.

If we fail to compete successfully in the future against our existing or potential competitors, our sales and operating results may be negatively affected, and we may not achieve future growth.

The markets for our products are highly competitive and subject to rapid and profound technological change. Our success depends, in part, on our ability to maintain a competitive position in the development of technologies and products for use by our customers. Many of the companies developing or marketing competitive products enjoy several competitive advantages over us, including greater financial and human resources for product development and sales and marketing; greater name recognition; established relationships with surgeons, hospitals and third-party payors; broader product lines and the ability to offer rebates or bundle products to offer greater discounts or incentives to gain a competitive advantage; and established sales and marketing and distribution networks. Some of our competitors have indicated an increased focus on the extremities market, which is our primary strategic focus. Our competitors may develop and patent processes or products earlier than us, obtain regulatory clearances or approvals for competing products more rapidly than us, develop more effective or less expensive products or technologies that render our technology or products obsolete or non-competitive or acquire technologies and technology licenses complementary to our products or advantageous to our business, which could adversely affect our business and operating results. Not all of our sales and other personnel have non-compete agreements. We also compete with other organizations in recruiting and retaining qualified scientific, sales and management personnel. If our competitors are more successful than us in these matters, we may be unable to compete successfully against our existing or future competitors. In addition, the orthopaedic industry has been subject to increasing consolidation recently and over the last few years. Consolidation in our industry not involving our company could result in existing competitors increasing their market share through business combinations and result in stronger competitors, which could have a material adverse effect on our business, financial condition and operating results. We may be unable to compete successfully in an increasingly consolidated industry and cannot predict with certainty how industry consolidation will affect our competitors or us.

We operate in markets outside the United States that are subject to political, economic and social instability and expose us to additional risks.

Operations in countries outside of the United States accounted for approximately 29 percent of WMG’s net sales for its fiscal year ended December 31, 2014 and approximately 42 percent of Tornier’s revenues for its fiscal year ended December 28, 2014. Such operations outside of the United States are accompanied by certain financial and other risks. We intend to continue to pursue growth opportunities in sales outside the United States, especially in emerging markets, which could expose us to greater risks associated with international sales and operations. Our international sales operations expose us and our representatives, agents and distributors to risks inherent in operating in foreign jurisdictions. These risks include:

•	the imposition of additional U.S. and foreign governmental controls or regulations on orthopaedic implants and biologic products;

•	new export license requirements, particularly related to our biologic products;

•	the imposition of U.S. or international sanctions against a country, company, person or entity with whom we do business that would restrict or prohibit continued business with that country, company, person or entity;

•	economic instability, including currency risk between the U.S. dollar and foreign currencies, in our target markets;

•	the imposition of restrictions on the activities of foreign agents, representatives and distributors;

•	scrutiny of foreign tax authorities, which could result in significant fines, penalties and additional taxes being imposed upon us;

•	a shortage of high-quality international salespeople and distributors;

•	loss of any key personnel who possess proprietary knowledge or are otherwise important to our success in international markets;

•	changes in third-party reimbursement policy that may require some of the patients who receive our implant products to directly absorb medical costs or that may necessitate our reducing selling prices for our products;

•	unexpected changes in foreign regulatory requirements;

•	differing local product preferences and product requirements;

•	changes in tariffs and other trade restrictions, particularly related to the exportation of our biologic products;

•	work stoppages or strikes in the healthcare industry, such as those that have affected our operations in France, Canada, Korea and Finland in the past;

•	a shortage of nurses in some of our target markets;

•	difficulties in enforcing and defending intellectual property rights;

•	foreign exchange controls that might prevent us from repatriating cash earned in countries outside the Netherlands;

•	complex data privacy requirements and labor relations laws; and

•	exposure to different legal and political standards due to our conducting business in approximately 60 countries.

Since we conduct operations through U.S. operating subsidiaries, not only are we subject to the laws of non-U.S. jurisdictions, but we also are subject to U.S. laws governing our activities in foreign countries, such as the FCPA, as well as various import-export laws, regulations, and embargoes. If our business activities were determined to violate these laws, regulations or rules, we could suffer serious consequences.

Healthcare regulation and reimbursement for medical devices vary significantly from country to country. This changing environment could adversely affect our ability to sell our products in some jurisdictions.

We have a significant amount of indebtedness. We may not be able to generate enough cash flow from our operations to service our indebtedness, and we may incur additional indebtedness in the future, which could adversely affect our business, financial condition and operating results.

We have a significant amount of indebtedness, including $60 million in aggregate principal with additional accrued interest under WMG’s 2.00% Convertible Senior Notes due 2017 (2017 Notes) and $632.5 million in aggregate principal with additional accrued interest under WMG’s 2.00% Convertible Senior Notes due 2020, which Wright Medical Group N.V. is required to guarantee (2020 Notes, together with the 2017 Notes, the Notes). Our ability to make payments on, and to refinance, our indebtedness, including the Notes, and our ability to fund planned capital expenditures, contractual cash obligations, research and development efforts, working capital, acquisitions and other general corporate purposes depends on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors, some of which are beyond our control. If we do not generate sufficient cash flow from operations or if future borrowings are not available to us in an amount sufficient to pay our indebtedness, including payments of principal upon conversion of outstanding Notes or on their respective maturity dates or in connection with a transaction involving us that constitutes a fundamental change under the respective indenture governing the Notes, or to fund our liquidity needs, we may be forced to refinance all or a portion of our indebtedness, including the Notes, on or before the maturity dates thereof, sell assets, reduce or delay capital expenditures, seek to raise additional capital or take other similar actions. We may not be able to execute any of these actions on commercially reasonable terms or at all. Our ability to refinance our indebtedness will depend on our financial condition at the time, the restrictions in the instruments governing our indebtedness and other factors, including market conditions. In addition, in the event of a default under the Notes, the holders and/or the trustee under the indentures governing the Notes may accelerate its payment obligations under the Notes, which could have a material adverse effect on our business, financial condition and operating results. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance or restructure our obligations on commercially reasonable terms or at all, would likely have an adverse effect, which could be material, on our business, financial condition and operating results.

In addition, our significant indebtedness, combined with our other financial obligations and contractual commitments, could have other important consequences. For example, it could:

•	make us more vulnerable to adverse changes in general U.S. and worldwide economic, industry and competitive conditions and adverse changes in government regulation;

•	limit our flexibility in planning for, or reacting to, changes in our business and our industry;

•	place us at a competitive disadvantage compared to our competitors who have less debt; and

•	limit our ability to borrow additional amounts for working capital, capital expenditures, contractual obligations, research and development efforts, acquisitions, debt service requirements, execution of our business strategy or other purposes.

Any of these factors could materially and adversely affect our business, financial condition and operating results. In addition, if we incur additional indebtedness, the risks related to our business and our ability to service our indebtedness would increase.

In addition, under our Notes, we are required to offer to repurchase the Notes upon the occurrence of a fundamental change, which could include, among other things, any acquisition of ours for consideration other than publicly traded securities. The repurchase price must be paid in cash, and this obligation may have the effect of discouraging, delaying or preventing an acquisition of ours that would otherwise be beneficial to our security holders.

A failure to comply with the covenants and other provisions of the indentures governing the Notes could result in events of default under such indentures, which could require the immediate repayment of our outstanding indebtedness. If we are at any time unable to generate sufficient cash flows from operations to service our indebtedness when payment is due, we may be required to attempt to renegotiate the terms of the indentures and other agreements relating to the indebtedness, seek to refinance all or a portion of the indebtedness or obtain additional financing. There can be no assurance that we will be able to successfully renegotiate such terms, that any such refinancing would be possible or that any additional financing could be obtained on terms that are favorable or acceptable to us.

Hedge and warrant transactions entered into in connection with the issuance of our Notes may affect the value of our ordinary shares.

In connection with the issuance of WMG’s 2020 Notes, WMG entered into hedge transactions with various financial institutions with the objective of reducing the potential dilutive effect of issuing Wright common stock upon conversion of the 2020 Notes and the potential cash outlay from the cash conversion of the 2020 Notes. WMG also entered into separate warrant transactions with the same financial institutions. These hedge and warrant transactions will be subject to certain modifications as a result of the consummation of the Wright/Tornier merger.

In connection with the hedge and warrant transactions associated with the 2020 Notes, these financial institutions purchased Wright common stock in secondary market transactions and entered into various over-the-counter derivative transactions with respect to Wright common stock. As a result of the completion of the Wright/Tornier merger, the Wright common stock converted into our ordinary shares. These entities or their affiliates are likely to modify their hedge positions from time to time prior to conversion or maturity of the 2020 Notes by purchasing and selling our ordinary shares, other of our securities or other instruments they may wish to use in connection with such hedging. Any of these transactions and activities could adversely affect the value of our ordinary shares and, as a result, the number of shares and the value of the ordinary shares holders will receive upon conversion of the 2020 Notes. In addition, subject to movement in the price of our ordinary shares, if the hedge transactions settle in our favor, we could be exposed to credit risk related to the other party with respect to the payment we are owed from such other party. If any of the participants in the hedge transactions is unwilling or unable to perform its obligations for any reason, we would not be able to receive the benefit of such transaction. We cannot provide any assurances as to the financial stability or viability of any of the participants in the hedge transactions.

Cash payments we may be required to make upon conversion or maturity of our outstanding 2017 Notes would result in a reduction of our cash available to fund business operations.

WMG has $60 million in aggregate principal amount of cash convertible senior notes due 2017 outstanding. In August 2012, in connection with the issuance of the 2017 Notes, WMG entered into hedge and warrant transactions with various financial institutions designed to reduce its exposure to potential cash payments in excess of the principal amount of these notes that it may be required to make upon conversion. These hedge and warrant transactions, however, were terminated in February 2015 when WMG repurchased $240 million aggregate principal amount of the 2017 Notes. Accordingly, if holders convert their 2017 Notes prior to maturity, WMG may be required to make cash payments to those holders in excess of the principal amount of the converted notes. The timing of any cash payments that WMG is required to make upon conversion of the outstanding 2017 Notes is uncertain, and any such payments or payments WMG is required to make upon maturity of the 2017 Notes will reduce the cash available to fund our business operations.

Rating agencies may provide unsolicited ratings on the Notes that could reduce the market value or liquidity of our ordinary shares.

We have not requested a rating of the Notes from any rating agency and we do not anticipate that the Notes will be rated. However, if one or more rating agencies independently elects to rate the Notes and assigns the Notes a rating lower than the rating expected by investors, or reduces such rating in the future, the market price or liquidity of our Notes and our ordinary shares could be harmed. Should a decline in the market price of our Notes, as compared to the price of our ordinary shares occur, this may trigger the right of the holders of our Notes to convert such notes into cash and ordinary shares, as applicable.

Continuing worldwide economic instability, including challenges faced by the Eurozone countries, could adversely affect our revenues, financial condition or results of operations.

Since fiscal year 2008, the global economy has been impacted by the sequential effects of an ongoing global financial crisis. This global financial crisis, including the European sovereign debt crisis, has caused extreme disruption in the financial markets, including severely diminished liquidity and credit availability during certain periods. While the health of the credit markets and the financial services industry appears to have stabilized, there is no assurance that it will remain stable and there can be no assurance that there will not be further deterioration in the global economy. Our customers may experience financial difficulties or be unable to borrow money to fund their operations which may adversely impact their ability to purchase our products or to pay for our products on a timely basis, if at all. In addition, any economic crisis could also adversely impact our suppliers’ ability to provide us with materials and components, either of which may negatively impact our business. As with our customers and vendors, these economic conditions make it more difficult for us to accurately forecast and plan our future business activities. Further, there are concerns for the overall stability and suitability of the Euro as a single currency, given the economic and political challenges facing individual Eurozone countries. Continuing deterioration in the creditworthiness of the Eurozone countries, the withdrawal of one or more member countries from the European Union, or the failure of the Euro as a common European currency could adversely affect our sales, financial condition or operating results.

The collectability of our accounts receivable may be affected by general economic conditions.

Our liquidity is dependent on, among other things, the collection of our accounts receivable. Collections of our receivables may be affected by general economic conditions. Although current economic conditions have not had a material adverse effect on our ability to collect such receivables, we can make no assurances regarding future economic conditions or their effect on our ability to collect our receivables, particularly from our international stocking distributors. In addition, some of our trade receivables are with national health care systems in many countries (including, but not limited to, Greece, Ireland, Portugal, and Spain). Repayment of these receivables is dependent upon the financial stability of the economies of those countries. In light of these global economic fluctuations, we continue to monitor the creditworthiness of customers located outside of the United States. Failure to receive payment of all or a significant portion of these receivables could adversely affect our operating results.

If we are unable to continue to develop and market new products and technologies, we may experience a decrease in demand for our products, or our products could become obsolete, and our business would suffer.

We are continually engaged in product development and improvement programs, and new products represent a significant component of our sales growth rate. We may be unable to compete effectively with our competitors unless we can keep up with existing or new products and technologies in the orthopaedic market. If we do not continue to introduce new products and technologies, or if those products and technologies are not accepted, we may not be successful. Moreover, research and development efforts may require a substantial investment of time and resources before we are adequately able to determine the commercial viability of a new product, technology, material or innovation. Demand for our products also could change in ways we may not anticipate due to evolving customer needs, changing demographics, slow industry growth rates, evolving surgical philosophies and evolving industry standards, among others. Additionally, our competitors’ new products and technologies may beat our products to market, may be more effective or less expensive than our products or may render our products obsolete. Our new products and technologies also could render our existing products obsolete and thus adversely affect sales of our existing products and lead to increased expense for excess and obsolete inventory.

Our inability to maintain contractual relationships with healthcare professionals could have a negative impact on our research and development and medical education programs.

We maintain contractual relationships with respected physicians and medical personnel in hospitals and universities who assist in product research and development and in the training of surgeons on the safe and effective use of our products. We continue to place emphasis on the development of proprietary products and product improvements to complement and expand our existing product lines as well as providing high quality training on those products. If we are unable to maintain these relationships, our ability to develop and market new and improved products and train on the use of those products could decrease, and future operating results could be unfavorably affected. In addition, it is possible that U.S. federal and state and international laws requiring us to disclose payments or other transfers of value, such as free gifts or meals, to physicians and other healthcare providers could have a chilling effect on these relationships with individuals or entities that may, among other things, want to avoid public scrutiny of their financial relationships with us.

Our business could suffer if the medical community does not continue to accept allograft technology.

New allograft products, technologies and enhancements may never achieve broad market acceptance due to numerous factors, including:

•	lack of clinical acceptance of allograft products and related technologies;

•	the introduction of competitive tissue repair treatment options that render allograft products and technologies too expensive and obsolete;

•	lack of available third-party reimbursement;

•	the inability to train surgeons in the use of allograft products and technologies;

•	the risk of disease transmission; and

•	ethical concerns about the commercial aspects of harvesting cadaveric tissue.

Market acceptance will also depend on the ability to demonstrate that existing and new allograft products and technologies are attractive alternatives to existing tissue repair treatment options. To demonstrate this, we rely upon surgeon evaluations of the clinical safety, efficacy, ease of use, reliability and cost effectiveness of our tissue repair options and technologies. Recommendations and endorsements by influential surgeons are important to the commercial success of allograft products and technologies. In addition, several countries, notably Japan, prohibit the use of allografts. If allograft products and technologies are not broadly accepted in the marketplace, we may not achieve a competitive position in the market.

If adequate levels of reimbursement from third-party payors for our products are not obtained, surgeons and patients may be reluctant to use our products and our sales may decline.

In the United States, healthcare providers who purchase our products generally rely on third-party payors, principally federally-funded Medicare, state-funded Medicaid and private health insurance plans, to pay for all or a portion of the cost of joint reconstructive procedures and products utilized in those procedures. We may be unable to sell our products on a profitable basis if third-party payors deny coverage or reduce their current levels of reimbursement. Our sales depend largely on governmental healthcare programs and private health insurers reimbursing patients’ medical expenses. Surgeons, hospitals and other healthcare providers may not purchase our products if they do not receive appropriate reimbursement from third-party payors for procedures using our products. In light of healthcare reform measures and the continued downturn in our economy, payors continue to review their coverage policies for existing and new therapies and may deny coverage for treatments that include the use of our products.

In addition, some healthcare providers in the United States have adopted or are considering bundled payment methodologies and/or managed care systems in which the providers contract to provide comprehensive healthcare for a fixed cost per person. Healthcare providers may attempt to control costs by authorizing fewer elective surgical procedures, including joint reconstructive surgeries, or by requiring the use of the least expensive implant available. Changes in reimbursement policies or healthcare cost containment initiatives that limit or restrict reimbursement for our products may cause our sales to decline.

If adequate levels of reimbursement from third-party payors outside of the United States are not obtained, international sales of our products may decline. Outside of the United States, reimbursement systems vary significantly by country. Many foreign markets have government-managed healthcare systems that govern reimbursement for medical devices and procedures. Canada, and some European and Asian countries, in particular France, Japan, Taiwan and Korea, have tightened reimbursement rates. Additionally, Brazil, China, Russia and the United Kingdom have recently begun landmark reforms that will significantly alter their healthcare systems. Finally, some foreign reimbursement systems provide for limited payments in a given period and therefore result in extended payment periods.

Our business could be significantly and adversely impacted by healthcare reform legislation.

In March 2010, comprehensive healthcare reform legislation in the form of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (the Affordable Care Act) was enacted. Among other provisions, these bills impose a 2.3% excise tax on U.S. sales of medical devices. The Affordable Care Act also includes numerous provisions to limit Medicare spending through reductions in various fee schedule payments and by instituting more sweeping payment reforms, such as bundled payments for episodes of care and the establishment of “accountable care organizations” under which hospitals and physicians will be able to share savings that result from cost control efforts. Many of these provisions will be implemented through the regulatory process, and policy details have not yet been finalized. Various healthcare reform proposals have also emerged at the state level. We cannot predict with certainty the impact that these U.S. federal and state health reforms will have on us. However, an expansion in government’s role in the U.S. healthcare industry may lower reimbursements for its products, reduce medical procedure volumes, and adversely affect our business and operating results, possibly materially.

There is an increasing trend for more criminal prosecutions and compliance enforcement activities for noncompliance with the Health Insurance Portability and Accountability Act (HIPAA) as well as for data breaches involving protected health information (PHI). In the ordinary course of our business, we may receive PHI. If we are unable to comply with HIPAA or experiences a data breach involving PHI, we could be subject to criminal and civil sanctions.

If we cannot retain our key personnel, we may be unable to manage and operate our business successfully and meet our strategic objectives.

Our future success depends, in part, upon our ability to retain and motivate key managerial, scientific, sales and technical personnel, as well as our ability to continue to attract and retain additional highly qualified personnel. We compete for such personnel with other companies, academic institutions, governmental entities and other organizations. There can be no assurance that we will be successful in retaining our current personnel or in hiring or retaining qualified personnel in the future. Key personnel may depart because of difficulties with change or a desire not to remain with our company, especially in light of our recently completed merger. Any unanticipated loss or interruption of services of our management team and our key personnel could significantly reduce our ability to meet our strategic objectives because it may not be possible for us to find appropriate replacement personnel should the need arise. Loss of key personnel or the inability to hire or retain qualified personnel in the future could have a material adverse effect on our ability to operate successfully. Further, any inability on our part to enforce non-compete arrangements related to key personnel who have left the business could have a material adverse effect on our business.

If a natural or man-made disaster adversely affects our manufacturing facilities or distribution channels, we could be unable to manufacture or distribute our products for a substantial amount of time, and our sales could be disrupted.

We principally rely on four manufacturing facilities, two of which are in France, one of which is in Ireland and one of which is in Arlington, Tennessee. The facilities and the manufacturing equipment we use to produce our products would be difficult to replace and could require substantial lead-time to repair or replace. For example, the machinery associated with our manufacturing of pyrocarbon in one of our French facilities is highly specialized and would take substantial lead-time and resources to replace. We also maintain a facility in Bloomington, Minnesota, a facility in Arlington, Tennessee and a warehouse in Montbonnot, France, which contain large amounts of our inventory. Our facilities, warehouses or distribution channels may be affected by natural or man-made disasters. For example, in the event of a natural or man-made disaster at one of our warehouses, we may lose substantial amounts of inventory that would be difficult to replace. Our manufacturing facility in Arlington, Tennessee is located near the New Madrid fault line. In the event our facilities, warehouses or distribution channels are affected by a disaster, we would be forced to rely on, among others, third-party manufacturers and alternative warehouse space and distribution channels, which may or may not be available, and our sales could decline. Although we believe we have adequate disaster recovery plans in place and possess adequate insurance for damage to our property and the disruption of our business from casualties, such plans and insurance may not cover such disasters or be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms or at all.

Our business plan relies on certain assumptions about the market for our products, which, if incorrect, may adversely affect our profitability.

We believe that the aging of the general population and increasingly active lifestyles will continue and that these trends will increase the need for our products. The projected demand for our products could materially differ from actual demand if our assumptions regarding these trends and acceptance of our products by the medical community prove to be incorrect or do not materialize, or if non-surgical treatments gain more widespread acceptance as a viable alternative to orthopaedic implants.

Fluctuations in foreign currency exchange rates could result in declines in our reported sales and earnings.

Because a majority of our international sales are denominated in local currencies and not in U.S. dollars, our reported sales and earnings are subject to fluctuations in foreign currency exchange rates. Operating costs related to these sales are largely denominated in the same respective currencies, thereby partially limiting our transaction risk exposure. However, cost of sales related to these sales are primarily denominated in U.S. dollars; therefore, as the U.S. dollar strengthens, the gross margin associated with our sales denominated in foreign currencies experience declines.

WMG has recently employed a derivative program using 30-day foreign currency forward contracts to mitigate the risk of currency fluctuations on our intercompany receivable and payable balances that are denominated in foreign currencies. These forward contracts are expected to offset the transactional gains and losses on the related intercompany balances. These forward contracts are not designated as hedging instruments under Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) Section 815, Derivatives and Hedging Activities. Accordingly, the changes in the fair value and the settlement of the contracts are recognized in the period incurred. Although we address currency risk management through regular operating and financing activities, and more recently through hedging activities, these actions may not prove to be fully effective, and hedging activities involve additional risks.

We incur significant expenditures of resources to maintain relatively high levels of instruments and we historically have had a high level of inventory, which can adversely affect our operating results and reduce our cash flows.

The nature of our business requires us to maintain a certain level of instruments since in order to market effectively we often must maintain and bring our customers instrument kits. In addition, we historically have maintained extra inventory in the form of back-up products and products of different size in order to ensure that our customers have the right products when they need them. This practice has resulted in us maintaining a relatively high level of inventory, which can adversely affect our operating results and reduce our cash flows. In addition, to the extent that a substantial portion of our inventory becomes obsolete, it could have a material adverse effect on our earnings and cash flows due to the resulting costs associated with inventory impairment charges and costs required to replace such inventory.

Our quarterly operating results are subject to substantial fluctuations, and you should not rely on them as an indication of our future results.

Our quarterly operating results may vary significantly due to a combination of factors, many of which are beyond our control. These factors include:

•	demand for products, which historically has been lowest in the third quarter;

•	our ability to meet the demand for our products;

•	the level of competition;

•	the number, timing and significance of new products and product introductions and enhancements by us and our competitors;

•	our ability to develop, introduce and market new and enhanced versions of our products on a timely basis;

•	the timing of or failure to obtain regulatory clearances or approvals for products;

•	changes in pricing policies by us and our competitors;

•	changes in the treatment practices of orthopaedic surgeons;

•	changes in distributor relationships and sales force size and composition;

•	the timing of material expense- or income-generating events and the related recognition of their associated financial impact;

•	the number and mix of products sold in the quarter and the geographies in which they are sold;

•	the number of selling days;

•	the availability and cost of components and materials;

•	prevailing interest rates on our excess cash investments;

•	fluctuations in foreign currency exchange rates;

•	the timing of significant orders and shipments;

•	ability to obtain reimbursement for our products and the timing of patients’ use of their calendar year medical insurance deductibles;

•	work stoppages or strikes in the healthcare industry;

•	changes in FDA and foreign governmental regulatory policies, requirements and enforcement practices;

•	changes in accounting policies, estimates and treatments;

•	restructuring, impairment and other special charges, costs associated with our U.S. governmental inquiries and other charges;

•	variations in cost of sales due to the amount and timing of excess and obsolete inventory charges, commodity prices and manufacturing variances;

•	income tax fluctuations; and

•	general economic factors.

We believe our quarterly sales and operating results may vary significantly in the future and period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. We cannot assure you that our sales will increase or be sustained in future periods or that we will be profitable in any future period. Any shortfalls in sales or earnings from levels expected by securities or orthopaedic industry analysts could have an immediate and significant adverse effect on the trading price of our ordinary shares in any given period.

We may not achieve our financial guidance or projected goals and objectives in the time periods that we anticipate or announce publicly, which could have an adverse effect on our business and could cause the market price of our ordinary shares to decline.

We typically provide projected financial information, such as our anticipated annual net sales, adjusted earnings and adjusted earnings before interest, taxes, depreciation and amortization. These financial projections are based on management’s then current expectations and typically do not contain any significant margin of error or cushion for any specific uncertainties or for the uncertainties inherent in all financial forecasting. The failure to achieve our financial projections or the projections of analysts and investors could have an adverse effect on our business, disappoint analysts and investors and cause the market price of our ordinary shares to decline. Our revenue performance has been outside of our guidance range in certain quarters, which negatively impacted the market price of our ordinary shares, and could do so in the future should our results fall below our guidance range and the expectations of analysts and investors.

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

We may be unable to maintain competitive global cash management and a competitive effective corporate tax rate.

We cannot give any assurance as to our future effective tax rate because of, among other things, uncertainty regarding the tax policies of the jurisdictions where we operate and uncertainty regarding the level of net income that we will earn in those jurisdictions in the future. Our actual effective tax rate may vary from this expectation and that variance may be material. Additionally, the tax laws of the Netherlands and other jurisdictions in which we operate could change in the future, and such changes could cause a material change in our effective tax rate.

Our provision for income taxes will be based on certain estimates and assumptions made by management in consultation with our tax and other advisors. Our group income tax rate will be affected by, among other factors, the amount of net income earned in our various operating jurisdictions, the availability of benefits under tax treaties, the rates of taxes payable in respect of that income, and withholding taxes on dividends paid from one jurisdiction to the next. We will enter into many transactions and arrangements in the ordinary course of business in respect of which the tax treatment is not entirely certain. We will, therefore, make estimates and judgments based on our knowledge and understanding of applicable tax laws and tax treaties, and the application of those tax laws and tax treaties to our business, in determining our consolidated tax provision. For example, certain countries could seek to tax a greater share of income than will be provided for by us. The final outcome of any audits by taxation authorities may differ from the estimates and assumptions we may use in determining our consolidated tax provisions and accruals. This could result in a material adverse effect on our consolidated income tax provision, financial condition and the net income for the period in which such determinations are made.

In particular, dividends, distributions and other intra-group payments from our U.S. affiliates to certain of our non-U.S. subsidiaries may be subject to U.S. withholding tax at a rate of 30% unless the entity receiving such payments can demonstrate that it qualifies for reduction or elimination of the U.S. withholding tax under the income tax treaty (if any) between the United States and the jurisdiction in which the entity is organized or is a tax resident. In certain cases, treaty qualification may depend on whether at least 50% of our ultimate beneficial owners are qualified residents of the United States or the treaty jurisdiction within the meaning of the applicable treaty. There can be no assurance that we will satisfy this beneficial ownership requirement at the time when such dividends, distributions or other payments are made. Moreover, the U.S. Internal Revenue Service (IRS) may challenge our determination that the beneficial ownership requirement is satisfied. If we do not satisfy the beneficial ownership requirement, such dividends, distributions, or other payments may be subject to 30% U.S. withholding tax.

We may face potential limitations on the utilization of our U.S. tax attributes.

Following the acquisition of a U.S. corporation by a non-U.S. corporation, Section 7874 of the Internal Revenue Code of 1986, as amended (Code) can limit the ability of the acquired U.S. corporation and its U.S. affiliates to utilize U.S. tax attributes such as net operating losses and certain tax credits to offset U.S. taxable income resulting from certain transactions. Based on the limited guidance available, we currently expect that this limitation likely will not apply and as a result, our U.S. affiliates likely will not be limited by Section 7874 of the Code in their ability to utilize their U.S. tax attributes to offset their U.S. taxable income, if any, resulting from certain specified taxable transactions. However, no assurance can be given in this regard. If, however, Section 7874 of the Code were to apply to the merger and if our U.S. affiliates engage in transactions that would generate U.S. taxable income subject to this limitation in the future, it could take us longer to use our net operating losses and tax credits and, thus, we could pay U.S. federal income tax sooner than we otherwise would have. Additionally, if the limitation were to apply and if we do not generate taxable income consistent with our expectations, it is possible that the limitation under Section 7874 on the utilization of U.S. tax attributes could prevent our U.S. affiliates from fully utilizing their U.S. tax attributes prior to their expiration.

Future changes to U.S. tax laws could materially affect us, including our status as a non-U.S. corporation.

Under current U.S. federal income tax law, a corporation generally will be considered to be resident for U.S. federal income tax purposes in its place of organization or incorporation. Accordingly, under the generally applicable U.S. federal income tax rules, we, as a Netherlands incorporated entity, would be classified as a non-U.S. corporation (and, therefore, not a U.S. tax resident). Section 7874 of Code, however, contains specific rules (more fully discussed below) that can cause a non-U.S. corporation to be treated as a U.S. corporation for U.S. federal income tax purposes. These rules are complex and there is little or no guidance as to their application.

We currently expect we should continue to be treated as a foreign corporation for U.S. federal tax purposes, however, it is possible that the IRS could disagree with that position and assert that Section 7874 applies to treat us as a U.S. corporation. In addition, new statutory or regulatory provisions under Section 7874 or otherwise could be enacted or promulgated that adversely affect our status as a foreign corporation for U.S. federal tax purposes, and any such provisions could have retroactive application. If we were to be treated as a U.S. corporation for federal tax purposes, we would be subject to U.S. corporate income tax on our worldwide income, and the income of our foreign subsidiaries would be subject to U.S. tax when repatriated or when deemed recognized under the U.S. tax rules for controlled foreign subsidiaries. In such a case, we would be subject to substantially greater U.S. tax liability than currently contemplated. Moreover, in such a case, a non-U.S. shareholder of our company would be subject to U.S. withholding tax on the gross amount of any dividends paid by us to such shareholder.

Any such U.S. corporate income or withholding tax could be imposed in addition to, rather than in lieu of, any Dutch corporate income tax or withholding tax that may apply.

Our tax position may be adversely affected by changes in tax law relating to multinational corporations, or by increased scrutiny by tax authorities.

Recent legislative proposals have aimed to expand the scope of U.S. corporate tax residence, limit the ability of foreign-owned corporations to deduct interest expense, and make other changes in the taxation of multinational corporations.

Additionally, the U.S. Congress, government agencies in jurisdictions where we and our affiliates do business, and the Organization for Economic Co-operation and Development have focused on issues related to the taxation of multinational corporations. One example is in the area of “base erosion and profit shifting,” where payments are made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. As a result, the tax laws in the United States, the Netherlands and other countries in which we and our affiliates do business could change on a prospective or retroactive basis, and any such changes could impact the expected tax treatment for us and adversely affect our financial results.

Moreover, U.S. and non-U.S. tax authorities may carefully scrutinize companies involved or recently involved in cross-border business combinations, such as us, which may lead such authorities to assert that we owe additional taxes.

Our exposure to several tax jurisdictions may have an adverse effect on us and this may increase the aggregate tax burden on us and our shareholders.

We are subject to a large number of different tax laws and regulations in the various jurisdictions in which we operate. These laws and regulations are often complex and are subject to varying interpretations. The combined effect of the application of tax laws, including the application or disapplication of tax treaties of one or more of these jurisdictions and their interpretation by the relevant tax authorities could, under certain circumstances, produce contradictory results. We often rely on generally available interpretations of tax laws and regulations to determine the existence, scope and level of our liability to tax in the jurisdictions in which we operate. In addition, we take positions in the course of our business with respect to various tax matters, including the compliance with the arm’s length principles in respect of transactions with related parties, the tax deductibility of interest and other costs, and the amount of depreciation or write-down of our assets that we can recognize for tax purposes. There is no assurance that the tax authorities in the relevant jurisdictions will agree with such interpretation of these laws and regulations or with the positions taken by us. If such tax positions are challenged by relevant tax authorities, the imposition of additional taxes could increase our effective tax rate and cost of operations.

Furthermore, because we are incorporated under Dutch law, we are treated for Dutch corporate income tax purposes as a resident of the Netherlands. Based on our management structure and the current tax laws of the United States and the Netherlands, as well as applicable income tax treaties and current interpretations thereof, we expect to remain a tax resident solely of the Netherlands. If we were to be treated as a tax resident of a jurisdiction other than or in addition to the Netherlands, we could be subject to corporate income tax in that other jurisdiction, and could be required to withhold tax on dividends paid by us to our shareholders under the applicable laws of that jurisdiction.

Risks Relating to Our Ordinary Shares and Jurisdiction of Incorporation

The trading volume and prices of our ordinary shares have been and may continue to be volatile, which could result in substantial losses to our shareholders.

The trading volume and prices of our ordinary shares have been and may continue to be volatile and could fluctuate widely due to factors beyond our control. Such volatility may be the result of broad market and industry factors. In addition to market and industry factors, the price and trading volume for our ordinary shares may be highly volatile for factors specific to our own operations, including the following:

•	variations in our net sales, earnings and cash flow, and in particular variations that deviate from our projected financial information;

•	announcements of new investments, acquisitions, strategic partnerships or joint ventures;

•	announcements of new products by us or our competitors;

•	announcements of divestitures or discontinuance of products or assets;

•	changes in financial estimates by securities analysts;

•	additions or departures of key personnel;

•	sales of our equity securities by our significant shareholders or management or sales of additional equity securities by our company;

•	pending and potential litigation or regulatory investigations; and

•	fluctuations in market prices for our products.

Any of these factors may result in large and sudden changes in the volume and price at which our ordinary shares trade. Shareholders of a public company sometimes bring securities class action suits against the company following periods of instability in the market price of that company’s securities. If we were involved in a class action suit, it could divert a significant amount of our management’s attention and other resources from our business and operations, which could harm our operating results and require us to incur significant expenses to defend the suit. Any such class action suit, whether or not successful, could harm our reputation and restrict our ability to raise capital in the future. In addition, if a claim is successfully made against us, we may be required to pay significant damages, which could have a material adverse effect on our financial condition and operating results.

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

We are party to a registration rights agreement with TMG Holdings Coöperatief U.A. (TMG), which requires us to register ordinary shares held by TMG under the U.S. Securities Act of 1933, as amended, subject to certain limitations, restrictions and conditions. The market price of our ordinary shares could decline as a result of the registration and sale of or the perception that registration and sales may occur of a large number of our ordinary shares.

Rights of a holder of ordinary shares are governed by Dutch law and differ from the rights of shareholders under U.S. law.

We are a Dutch public company with limited liability (naamloze vennootschap). Our corporate affairs and the rights of holders of our ordinary shares are governed by Dutch law and our articles of association. The rights of our shareholders and the responsibilities of members of our board of directors may be different from those in companies governed by the laws of U.S. jurisdictions. For example, Dutch law does not provide for a shareholder derivative action. In addition, in the performance of its duties, our board of directors is required by Dutch law to act in the interest of our company and our affiliated business, and to consider the interests of our company, our shareholders, our employees and other stakeholders in all cases with reasonableness and fairness. It is possible that some of these parties will have interests that are different from, or in addition to, interests of our shareholders.

U.S. investors may not be able to enforce judgments obtained in U.S. courts in civil and commercial matters against us or members of our board of directors or officers.

We are organized under the laws of the Netherlands, and, as such, the rights of holders of our ordinary shares and the civil liability of our directors are governed by the laws of the Netherlands and our articles of association. The rights of shareholders under the laws of the Netherlands may differ from the rights of shareholders of companies incorporated in other jurisdictions. A substantial portion of our assets are located outside of the United States. As a result, it may be difficult for investors to effect service of process within the United States on us, or to enforce outside the United States any judgments obtained against us in U.S. courts in any action, including actions predicated upon the civil liability provisions of the U.S. federal securities laws. In addition, it may be difficult for investors to enforce rights predicated upon the U.S. federal securities laws in original actions brought in courts in jurisdictions located outside the United States (including the Netherlands) or enforce claims for punitive damages.

The United States and the Netherlands currently do not have a treaty providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters (other than arbitral awards). A final judgment for the payment of money rendered by any federal or state court in the United States which is enforceable in the United States, whether or not predicated solely upon U.S. federal securities laws, would not automatically be recognized or enforceable in the Netherlands. In order to obtain a judgment which is enforceable in the Netherlands, the party in whose favor a final and conclusive judgment of the U.S. court has been rendered will be required to file its claim with a court of competent jurisdiction in the Netherlands. Such party may submit to a Dutch court the final judgment rendered by the U.S. court. If and to the extent that the Dutch court finds that the jurisdiction of the U.S. court has been based on grounds which are internationally acceptable and that proper legal procedures have been observed, the Dutch court will generally tend to give binding effect to the judgment of the court of the United States without substantive re-examination or re-litigation on the merits of the subject matter, unless the judgment contravenes principles of public policy of the Netherlands.

There can be no assurance that U.S. investors will be able to enforce against us or members of our Board of Directors or officers who are residents of the Netherlands or countries other than the United States any judgments obtained in U.S. courts in civil and commercial matters, including judgments under the U.S. federal securities laws.

We do not anticipate paying dividends on our ordinary shares.

Our articles of association prescribe that profits or reserves appearing from our annual accounts adopted by the general meeting shall be at the disposal of the general meeting. We have power to make distributions to shareholders and other persons entitled to distributable profits only to the extent that our equity exceeds the sum of the paid and called-up portion of the ordinary share capital and the reserves that must be maintained in accordance with provisions of Dutch law or our articles of association. The profits must first be used to set up and maintain reserves required by law and must then be set off against certain financial losses. We may not make any distribution of profits on ordinary shares that we hold. The general meeting, whether or not upon the proposal of our board of directors, determines whether and how much of the remaining profit they will reserve and the manner and date of such distribution. All calculations to determine the amounts available for dividends will be based on our Dutch annual accounts, which may be different from our consolidated financial statements prepared in accordance with U.S. GAAP. Our statutory accounts to date have been prepared and will continue to be prepared under Dutch generally accepted accounting principles and are deposited with the Trade Register in Amsterdam, the Netherlands. We have not previously declared or paid cash dividends and we have no plan to declare or pay any dividends in the near future on our ordinary shares. We currently intend to retain most, if not all, of our available funds and any future earnings to operate and expand our business.

Warburg Pincus (Bermuda) Private Equity IX, L.P. and its affiliates control 10.4% of our outstanding ordinary shares, and this concentration of ownership may have an effect on transactions that are otherwise favorable to our shareholders.

Warburg Pincus (Bermuda) Private Equity IX, L.P. and its affiliates (Warburg Pincus), beneficially own, in the aggregate, 10.4% of our outstanding ordinary shares. These shareholders could have an effect on matters requiring our shareholders’ approval, including the appointment of directors. This concentration of ownership also may delay, deter or prevent a change in control, and may make some transactions more difficult or impossible to complete without the support of these shareholders, regardless of the impact of this transaction on our other shareholders. In addition, our securityholders’ agreement gives TMG Holdings Coöperatief U.A., an affiliate of Warburg Pincus, the right to designate three directors to be nominated to our board of directors for so long as TMG beneficially owns at least 25% of our outstanding ordinary shares, two directors for so long as TMG beneficially owns at least 10% but less than 25% of our outstanding ordinary shares and one director for so long as TMG beneficially owns at least 5% but less than 10% of our outstanding ordinary shares, and we have agreed to use our reasonable best efforts to cause the TMG designees to be elected.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits.

The following exhibits are filed or furnished with this Quarterly Report on Form 10-Q or are incorporated herein by reference:

Exhibit No.	Description

3.1	Articles of Association of Wright Medical Group N.V. (Incorporated by reference to Exhibit 3.2 to Wright Medical Group N.V.’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 1, 2015 (File No. 001-35065))

12.1	Ratio of Earnings to Fixed Charges (Filed herewith)

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

101	The following materials from Wright Medical Group N.V.’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets as of September 27, 2015 and December 28, 2014, (ii) the unaudited Consolidated Statements of Operations for the three and nine months ended September 27, 2015 and September 28, 2014, (iii) the unaudited Consolidated Statements of Comprehensive Loss for the three and nine months ended September 27, 2015 and September 28, 2014, (iv) the unaudited Consolidated Statements of Cash Flows for the nine months ended September 27, 2015 and September 28, 2014 and (v) Notes to Consolidated Financial Statements (Filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WRIGHT MEDICAL GROUP N.V.

Date: November 5, 2015	By:	/s/ Robert J. Palmisano
Robert J. Palmisano
President and Chief Executive Officer
(principal executive officer)

	By:	/s/ Lance A. Berry
Lance A. Berry
Senior Vice President and Chief Financial Officer
(principal financial officer)

WRIGHT MEDICAL GROUP N.V.

QUARTERLY REPORT ON FORM 10-Q

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

3.1	Articles of Association of Wright Medical Group N.V.	Incorporated by reference to Exhibit 3.2 to Wright Medical Group N.V.’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 1, 2015 (File No. 001-35065)

12.1	Ratio of Earnings to Fixed Charges	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101	The following materials from Wright Medical Group N.V.’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets as of September 27, 2015 and December 28, 2014, (ii) the unaudited Consolidated Statements of Operations for the three and nine months ended September 27, 2015 and September 28, 2014, (iii) the unaudited Consolidated Statements of Comprehensive Loss for the three and nine months ended September 27, 2015 and September 28, 2014, (iv) the unaudited Consolidated Statements of Cash Flows for the nine months ended September 27, 2015 and September 28, 2014 and (v) Notes to Consolidated Financial Statements	Filed herewith