Form 10-K
period 2015-12-27
Wright Medical Group N.V.
filed 2016-02-23
CIK 1492658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 27, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-35065
WRIGHT MEDICAL GROUP N.V.
(Exact name of registrant as specified in its charter)

The Netherlands	98-0509600
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Prins Bernhardplein 200 1097 JB Amsterdam, The Netherlands	None (Zip code)
(Address of Principal Executive Offices)
Registrant’s telephone number, including area code: (+31)20 675 4002
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Ordinary shares, par value €0.03 per share	NASDAQ Global Select Market
Contingent Value Rights	NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☑ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of the ordinary shares held by non-affiliates of the registrant on June 28, 2015 was $932.7 million based on the closing sale price of the ordinary shares on that date, as reported by the NASDAQ Global Select Market. For purposes of the foregoing calculation only, the registrant has assumed that all executive officers and directors of the registrant, and their affiliated entities, are affiliates.
As of February 10, 2016, there were 102,708,047 ordinary shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

1

WRIGHT MEDICAL GROUP N.V.
ANNUAL REPORT ON FORM 10-K

2

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), and that are subject to the safe harbor created by those sections. These statements reflect management's current knowledge, assumptions, beliefs, estimates, and expectations and express management's current view of future performance, results, and trends. Forward looking statements may be identified by their use of terms such as anticipate, believe, could, estimate, expect, intend, may, plan, predict, project, will, and other similar terms. Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to materially differ from those described in the forward-looking statements. The reader should not place undue reliance on forward-looking statements. Such statements are made as of the date of this report, and we undertake no obligation to update such statements after this date. Risks and uncertainties that could cause our actual results to materially differ from those described in forward-looking statements are discussed in our filings with the U.S. Securities and Exchange Commission (SEC) (including those described in "Part I. Item 1A. Risk Factors" of this report). By way of example and without implied limitation, such risks and uncertainties include:

•
future actions of the SEC, the United States Attorney’s office, the U.S. Food and Drug Administration (FDA), the Department of Health and Human Services, or other U.S. or foreign government authorities, including those resulting from increased scrutiny under the U.S. Foreign Corrupt Practices Act and similar laws, that could delay, limit, or suspend our development, manufacturing, commercialization, and sale of products, or result in seizures, injunctions, monetary sanctions, or criminal or civil liabilities;

•
risks associated with the recently completed merger between Tornier N.V. (Tornier or legacy Tornier) and Wright Medical Group, Inc. (WMG or legacy Wright), including the failure to realize intended benefits and anticipated synergies and cost-savings from the transaction or delay in realization thereof; cash costs associated with the transaction which may negatively impact our financial condition, operating results, and cash flow; our businesses may not be combined successfully, or such combination may take longer, be more difficult, time-consuming or costly to accomplish than expected; and business disruption after the transaction, including adverse effects on employee retention, our sales and distribution channel, especially in light of anticipated territory transitions, and on business relationships with third parties;

•	risks associated with the recently completed divestiture of the U.S. rights to certain of legacy Tornier's ankle and silastic toe replacement products;

•	liability for product liability claims on hip/knee (OrthoRecon) products sold by legacy Wright prior to the divestiture of the OrthoRecon business;

•	failure to realize the anticipated benefits from previous acquisitions or from the divestiture of the OrthoRecon business;

•	adverse outcomes in existing product liability litigation;

•	new product liability claims;

•	inadequate insurance coverage;

•	copycat claims against our modular hip systems resulting from a competitor’s recall of its modular hip product;

•
the ability of a creditor of any one particular entity within our corporate structure to reach the assets of the other entities within our corporate structure not liable for the underlying claims of the one particular entity, despite our corporate structure which is intended to ring-fence liabilities;

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

3

•	inability to retain key sales representatives, independent distributors, and other personnel or to attract new talent;

•	inventory reductions or fluctuations in buying patterns by wholesalers or distributors;

•
ability to generate sufficient cash flow to satisfy our capital requirements, including future milestone payments, and existing debt, including the conversion features of our convertible senior notes, or refinance our existing debt as it matures;

•	ability to raise additional financing when needed and on favorable terms;

•	the negative impact of the commercial and credit environment on us, our customers, and our suppliers;

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

•
consolidation in the healthcare industry that could lead to demands for price concessions or the exclusion of some suppliers from certain of our markets, which could have an adverse effect on our business, financial condition, or operating results;

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

•	pending and future other litigation, which could have an adverse effect on our business, financial condition, or operating results.

For more information regarding these and other uncertainties and factors that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements or otherwise could materially adversely affect our business, financial condition, or operating results, see “Part I. Item 1A. Risk Factors” of this report. The risks and uncertainties described above and in “Part I. Item 1A. Risk Factors” of this report are not exclusive and further information concerning us and our business, including factors that potentially could materially affect our financial results or condition, may emerge from time to time. We assume no obligation to update, amend, or clarify forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. We advise you, however, to consult any further disclosures we make on related subjects in our future Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K we file with or furnish to the SEC.

4

PART I

Item 1. Business.
Overview
Wright Medical Group N.V. (Wright or we) is a global medical device company focused on extremities and biologics products. We are committed to delivering innovative, value-added solutions improving quality of life for patients worldwide and are a recognized leader of surgical solutions for the upper extremities (shoulder, elbow, wrist and hand), lower extremities (foot and ankle) and biologics markets, three of the fastest growing segments in orthopaedics. We market our products in over 50 countries worldwide.
On October 1, 2015, we became Wright Medical Group N.V. following the merger of Wright Medical Group, Inc. (WMG or legacy Wright) with Tornier N.V. (Tornier or legacy Tornier). The combined company leverages the global strengths of both product brands as a pure-play extremities and biologics business. We believe our leadership will be further enhanced by the recent U.S. Food and Drug Administration (FDA) premarket approval of AUGMENT® Bone Graft, a biologic solution that adds additional depth to one of the most comprehensive extremities product portfolios in the industry, as well as provides a platform technology for future new product development. The highly complementary nature of legacy Wright’s and legacy Tornier’s businesses has given us significant diversity and scale across a range of geographies and product categories. We believe we are differentiated in the marketplace by our strategic focus on extremities and biologics, our full portfolio of upper and lower extremities and biologics products, and our specialized and focused sales organization.
Our global corporate headquarters are located in Amsterdam, the Netherlands. We also have significant operations located in Memphis, Tennessee (U.S. headquarters, research and development, sales and marketing administration, and administrative activities); Bloomington, Minnesota (upper extremities sales and marketing); Arlington, Tennessee (manufacturing and warehousing operations); Grenoble, France (manufacturing and research and development); and Macroom, Ireland (manufacturing). In addition, we have local sales and distribution offices in Canada, Australia, Asia, and throughout Europe. For purposes of this report, references to "international" or "foreign" relate to non-U.S. matters while references to "domestic" relate to U.S. matters.
Upon completion of the merger between legacy Wright and legacy Tornier (the Wright/Tornier merger or merger), Robert J. Palmisano, former President and Chief Executive Officer (CEO) of legacy Wright, became President and CEO of the combined company. David H. Mowry, former President and CEO of legacy Tornier, became Executive Vice President and Chief Operating Officer, and Lance A. Berry, former Senior Vice President (SVP) and Chief Financial Officer (CFO) of legacy Wright, became SVP and CFO. Our board of directors is comprised of five representatives from legacy Wright’s board of directors and five representatives from legacy Tornier’s board of directors, including Mr. Palmisano and Mr. Mowry. Immediately upon completion of the merger, legacy Wright shareholders owned approximately 52% of the combined company and legacy Tornier shareholders owned approximately 48%. In connection with the merger, the trading symbol for our ordinary shares changed from “TRNX” to “WMGI.” Because of these and other facts and circumstances, the merger has been accounted for as a “reverse acquisition” under generally acceptable accounting principles in the United States (US GAAP), and as such, legacy Wright is considered the acquiring entity for accounting purposes. Therefore, legacy Wright’s historical results of operations replaced legacy Tornier’s historical results of operations for all periods prior to the merger. References in this section and certain other sections of Part I of this report to "we," "our" and "us" refer to Wright Medical Group N.V. and its subsidiaries after the Wright/Tornier merger and Wright Medical Group, Inc. and its subsidiaries before the merger.
For the year ended December 27, 2015, we had net sales of $415 million and a net loss from continuing operations of $299 million. As of December 27, 2015 we had total assets of $2,090 million. Subsequent to the completion of the Wright/Tornier merger, our management began managing our operations as one reportable segment, orthopaedic products, which includes the design, manufacture, marketing, and sales of extremities and biologics products. Detailed information on our net sales by product category and our net sales and long-lived assets by geographic region can be found in Note 19 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

Orthopaedic Industry
The total worldwide orthopaedic industry is estimated at approximately $37.5 billion in 2015. Six multinational companies currently dominate the orthopaedic industry, each with approximately $2 billion or more in annual sales. The size of these companies often allows them to concentrate their marketing and research and development efforts on products they believe will have a relatively high minimum threshold level of sales. As a result, there is an opportunity for a mid-sized orthopaedic company, such as Wright, to focus on less contested, higher-growth sectors of the orthopaedic market.
We have focused our efforts into growing our position in the higher-growth extremities and biologics markets. We believe a more active and aging patient population with higher expectations regarding “quality of life,” an increasing global awareness of extremities and biologics solutions, improved clinical outcomes as a result of the use of such products, and technological advances resulting in specific designs for such products that simplify procedures and address unmet needs for early interventions, and the growing need for revisions and revision related solutions will drive the market for extremities and biologics products.
The extremities market is one of the fastest growing market segments within orthopaedics, with annual growth rates of 7-10%. We believe the extremities market will continue to grow by approximately 7-10% annually. We currently estimate the market for all surgical products used by extremities-focused surgeons to be over $3 billion in the United States. We believe major trends in the extremities market include procedure-specific and anatomy-specific devices, locking plates, and an increase in total ankle replacement or arthroplasty procedures.
Upper extremities reconstruction involves implanting devices to replace, reconstruct, or fixate injured or diseased joints and bones in the shoulder, elbow, wrist, and hand. It is estimated that approximately 60% of the upper extremities market is in total shoulder replacement or arthroplasty implants. We believe major trends in the upper extremities market include minimally invasive fracture repair devices and next-generation joint arthroplasty systems.
Lower extremities reconstruction involves implanting devices to replace, reconstruct, or fixate injured or diseased joints and bones in the foot and ankle. A large segment of the lower extremities market is comprised of plating and screw systems for reconstructing and fusing joints or repairing bones after traumatic injury. We believe major trends in the lower extremities market include the use of external fixation devices in diabetic patients, total ankle arthroplasty, advanced tissue fixation devices, and biologics. According to various customer and market surveys, we are a market leader in foot and ankle surgical products. New technologies have been introduced into the lower extremities market in recent years, including next-generation total ankle replacement systems. Many of these technologies currently have low levels of market penetration. We believe that market adoption of total ankle replacement, which currently represents approximately 6% of the U.S. foot and ankle device market, will result in significant future growth in the lower extremities market.
The field of biologics employs tissue engineering and regenerative medicine technologies focused on remodeling and regeneration of tendons, ligaments, bone, and cartilage. Biologic products use both biological tissue-based and synthetic materials to allow the body to regenerate damaged or diseased bone and to repair damaged or diseased soft tissue. These products aid the body’s natural regenerative capabilities to heal itself, minimizing or delaying the need for invasive implant surgery. Biologic products provide a lower morbidity solution to “autografting,” a procedure that involves harvesting a patient’s own bone or soft tissue and transplanting it to a different site. Following an autografting procedure, the patient typically has pain, and at times, complications result at the harvest site after surgery. Biologically or synthetically derived soft tissue grafts and scaffolds are used to treat soft tissue injuries and are complementary to many sports medicine applications, including rotator cuff tendon repair and Achilles tendon repair. Hard tissue biologics products are used in many bone fusion or trauma cases where healing potential may be compromised and additional biologic factors are desired to enhance healing, where the surgeon needs additional bone, or in cases where the surgeon wishes to use materials that are naturally incorporated by the body over time. We estimate that the worldwide orthobiologics market to be over $3.5 billion, and with annual growth rates of 3-5%. Three multinational companies currently dominate the orthobiologics industry.
The newest addition to our biologics product portfolio is AUGMENT® Bone Graft, which is based on recombinant human platelet-derived growth factor (rhPDGF-BB), a synthetic copy of one of the body’s principal healing agents. We obtained FDA approval of AUGMENT® Bone Graft in the United States for ankle and/or hindfoot fusion indications during the third quarter of 2015. We estimate the U.S. market opportunity for AUGMENT® Bone Graft for ankle and/or hindfoot fusion indications to be approximately $300 million. The main competitors for AUGMENT® Bone Graft are autologous bone grafts, allograft, and synthetic bone growth substitutes. Autologous bone grafts, which account for a significant portion of total graft volume, are taken directly from the patient. This generally necessitates an additional procedure to obtain the graft, which in turn creates added expense, and increased pain and recovery time. Allografts, which are currently the second most commonly used bone grafts, are taken from human cadavers and processed by either bone banks or commercial firms. Although an obvious advantage to allografts is the fact that a second-site harvesting operation is not required, they carry a slight risk of transmitting pathogens and can also cause immune system reactions. Synthetic grafts are derived from numerous materials, including polymers, bovine collagen, and coral.
Product Portfolio
We offer a broad product portfolio of over 160 extremities products and 20 biologics products that are designed to provide solutions to our surgeon customers, with the goal of improving clinical outcomes and the “quality of life” for their patients. Our product portfolio consists of the following product categories:

•	Upper extremities, which include joint implants and bone fixation devices for the shoulder, elbow, wrist, and hand;

•	Lower extremities, which include joint implants and bone fixation devices for the foot and ankle;

•	Biologics, which include products used to support treatment of damaged or diseased bone, tendons, and soft tissues or to stimulate bone growth;

•	Sports medicine and other, which include products used across several anatomic sites to mechanically repair tissue-to-tissue or tissue-to-bone injuries and other ancillary products; and

•	Large joints, which include hip and knee replacement implants.

Upper Extremities
The upper extremities product category includes joint implants and bone fixation devices for the shoulder, elbow, wrist, and hand. Our global net sales from this product category was $84 million or 20% of total net sales for the year ended December 27, 2015 and $27 million or 9% of total net sales for the year ended December 31, 2014. Our net sales in upper extremities increased significantly as a result of the Wright/Tornier merger. We expect 2016 upper extremity sales to continue to increase compared to 2015 as a result of the broad shoulder product portfolio which we acquired from legacy Tornier.
Our shoulder products are used to treat painful shoulder conditions due to arthritis, irreparable rotator cuff tendon tears, bone disease, fractured humeral heads, or failed previous shoulder replacement surgery. Our shoulder products include the following:

•
Total Shoulder Joint Replacement. Our total shoulder joint replacement products have two components-a humeral implant consisting of a metal stem or base attached to a metal head, and a plastic implant for the glenoid (shoulder socket). Together, these two components mimic the function of a natural shoulder joint. Our total shoulder joint replacement products include the AEQUALIS ASCEND®, AEQUALIS® PRIMARY™, AEQUALIS® PERFORM™ and SIMPLICITI® shoulder systems. The SIMPLICITI® is the first minimally invasive, ultra-short stem total shoulder that has been available in certain international markets for a couple of years, but was commercially launched by Tornier on a limited focused basis in the United States late in the second quarter of 2015, after receipt of FDA 510(k) clearance in March 2015. During the third quarter of 2015, the SIMPLICITI® shoulder system became widely available in the United States. We believe SIMPLICITI® allows us to expand the market to include younger patients that historically have deferred these procedures. Our recently introduced BLUEPRINT™ 3D Planning Software can be used with our AEQUALIS® PERFORM™ Glenoid System to assist surgeons in accurately positioning the glenoid implant and replicating the pre-operative surgical plan.

•
Hemi Shoulder Joint Replacement. Our hemi shoulder joint replacement products replace only the humeral head and allow it to articulate against the native glenoid. These products include our PYC HUMERAL HEAD™ and INSPYRE™. PYC stands for pyrocarbon, which is a biocompatible material that has low joint surface friction and a high resistance to wear. The PYC HUMERAL HEAD™ is currently available in certain international markets. In the third quarter of 2015, Tornier received FDA approval for its investigational device exemption to conduct a clinical trial in the U.S. for the Tornier AEQUALIS® PyroCarbon Humeral Head and began enrolling patients in the fourth quarter of 2015. This single arm study will enroll and implant 157 patients from up to 20 centers across the United States and will evaluate the safety and effectiveness of the device in patients with a primary diagnosis of partial shoulder replacement or hemi-arthroplasty. The study design uses a primary endpoint that is measured at two years.

•
Reversed Shoulder Joint Replacement. Our reversed shoulder joint replacement products are used in arthritic patients lacking rotator cuff function. The components are different from a traditional “total” shoulder in that the humeral implant has the plastic socket and the glenoid has the metal head. This design has the biomechanical impact of shifting the pivot point of the joint away from the body centerline and recruiting the deltoid muscles to enable the patient to elevate the arm. Our reversed joint replacement products include the AEQUALIS® REVERSED II™ shoulder.

•
Convertible Shoulder Joint Replacement. Our convertible shoulder joint replacement products are modular implants that can be converted from a total or hemi shoulder implant to a reversed implant at a later date if the patient requires it. Our convertible joint replacement products include the AEQUALIS ASCEND® FLEX™ convertible shoulder system, which provides anatomic and reversed options within a single system and offers precise intra-operative implant-to-patient fit and easy conversion to reversed if necessary.

•
Shoulder Resurfacing Implants. An option for some patients is shoulder resurfacing where the damaged humeral head is sculpted to receive a metal “cap” that fits onto the bone, functioning as a new, smooth humeral head. This procedure can be less invasive than a total shoulder replacement. Our shoulder resurfacing implants are designed to preserve bone, which may benefit more active or younger patients with shoulder arthritis. Our resurfacing implants include the AEQUALIS® RESURFACING HEAD™.

•
Shoulder Trauma Devices. Our shoulder trauma devices, such as plates, pins, screws, and nails, are non-articulating implants used to help stabilize fractures of the humerus. Our shoulder trauma products include the AEQUALIS® IM NAIL™, AEQUALIS® PROXMILA HUMERAL PLATE™, AEQUALIS® FRACTURE™ shoulder and AEQUALIS® REVERSED FRACTURE™ shoulder.

In addition to our shoulder products, our upper extremities product portfolio consist of implants, plates, pins, screws, and nails that are used to treat the elbow, wrist, and hand, and include the following:

•
Total Elbow and Radial Head Replacement. Our total elbow and radial head replacement products address the need for modularity in the anatomically highly-variable joint of the elbow and give surgeons the ability to reproduce the natural flexion/extension axis and restore natural kinematics of the elbow. Our total elbow replacement products include our LATITUDE® EV™ total elbow prosthesis. Our radial head replacement products include our EVOLVE® modular radial head device, which is a market leading radial head prosthesis that provides different combinations of heads and stems allowing the surgeon to choose implant heads and stems to accommodate the unpredictable anatomy of each patient.

•
Elbow Fracture Repair. We have several plating and screw products designed to repair a fractured elbow. Our radial head plating systems and screws are for surgeons who wish to repair rather than replace a damaged radial head and include our EVOLVE® TRIAD™ fixation system. Our EVOLVE® Elbow Plating System addresses fractures of the distal humerus and proximal ulna. Composed of polished stainless steel, this system was designed to accurately match the patient anatomy to reduce the need for intra-operative bending while providing a low profile design to minimize post-operative irritation. Both of these products and several of our other products incorporate our ORTHOLOC® 3Di Polyaxial Locking Technology to enable optimal screw placement and stability.

•
Wrist Fracture Repair. We have several plating and screw products designed to repair a fractured wrist. Our MICRONAIL® II Intramedullary Distal Radius System is a next-generation minimally invasive treatment for distal radius fractures that provides immediate fracture stabilization with minimal soft tissue disruption. Also, as the nail is implanted within the bone, it has no external profile on top of the bone, thereby reducing the potential for tendon irritation or rupture, which is an appreciable problem with conventional plates designed to lie on top of the bone. In addition, our RAYHACK® system is comprised of a series of precision cutting guides and procedure-specific plates for ulnar and radial shortening procedures and the surgical treatment of radial malunions and Keinbock’s Disease.

•
Hand Fixation. Our hand fixation products include our FUSEFORCE® Hand Fixation System, which is a shape-memory compression-ready fixation system that can be used in fixation for fractures, fusions, or osteotomies of the bones in the hand.

•
Thumb and Finger Joint Replacement. Our Swanson finger joints are used in finger joint replacement for patients suffering from rheumatoid arthritis of the hand. With nearly 45 years of clinical success, Swanson digit implants are a foundation in our upper extremities business and are used by a loyal base of hand surgeons worldwide. Our ORTHOSPHERE® implants are used in thumb joint replacement procedures.

Lower Extremities
The lower extremities product category includes joint implants and bone fusion and fixation devices, including plates, pins, screws, and nails, for the foot and ankle. Our global net sales from this product category for the year ended December 27, 2015 was $238 million or 58% of total net sales as compared to $196 million or 66% of total net sales for the year ended December 31, 2014.

We are a recognized leader in the United States for foot and ankle surgical products. Our lower extremities product portfolio includes:

•
Total Ankle Joint Replacement. Total ankle joint replacement, also known as total ankle arthroplasty, is a surgical procedure that orthopaedic surgeons use to treat ankle arthritis. Our total ankle joint replacement products include implants for the ankle that involve replacing the joint with an articulating multi-component implant. These joint implants may be mobile bearing, in which the plastic component is free to slide relative to the metal bearing surfaces, or fixed bearing, in which this component is constrained. Our INBONE® Total Ankle Systems, including our third-generation INBONE® II Total Ankle System, are modular prostheses that allow the surgeon to tailor the fixation stems for the tibial and talar components in order to maximize stability of the implant. The INBONE® II Total Ankle System is the only ankle replacement that offers surgeons multiple implant options with different articular geometry. Our INFINITY® Total Ankle System is the newest addition to our total ankle replacement portfolio and features a distinctive talar resurfacing option for preservation of talar bone. The combination and interchangeability of both the INBONE® and INFINITY® systems provide the surgeon with an implant continuum of care concept, allowing the surgeon to address a more bone conserving implant option with INFINITY® all the way to addressing a more complex ankle deformity with INBONE®. Our INBONE® and INFINITY® Total Ankle Systems can be used with our PROPHECY® Preoperative Navigation Guides, which combine computer imaging with a patient’s CT scan, and are designed to provide alignment accuracy while reducing surgical steps. We expect to begin limited physician testing of our most recent total ankle replacement product, the INVISION™ Total Ankle Revision System, in 2016.

•
Ankle Fusion. We have several products used in ankle fusion procedures, which fuse together the tibia, fibula, and talus bones into one bone, and are intended to treat painful, end-stage arthritis in the ankle joint. These products include our ORTHOLOC® 3Di Ankle Fusion System, which legacy Wright launched with great success in July 2013, and VALOR® TTC fusion nail.

•
Ankle Fixation and Fracture Repair. We sell a broad range of anatomically designed plates, screws, and nails used to stabilize and heal fractured ankle bones, including our ORTHOLOC® 3Di Ankle Fracture System, which is a comprehensive single-tray ankle fracture solution designed to address a wide range of fracture types by providing the surgeon with multiple anatomically-contoured plates and a comprehensive set of instrumentation.

•
Foot Fusion. We have several products used in foot fusion procedures, which fuse together three bones in the back of the foot into one bone and are used to treat a wide range of conditions, including arthritis, flat feet, rheumatoid arthritis, and previous injuries, such as fractures caused by wear and tear to bones and cartilage. Our foot fusion products include our ORTHOLOC® 3Di Midfoot Plating System and VALOR® TTC fusion nail.

•
Foot Fixation and Fracture Repair. Our foot fixation and fracture repair products include plates, screws, and nails used to stabilize and heal foot deformities and fractures. Our CHARLOTTE® CLAW® Compression Plate is the first ever locking compression plate designed for corrective foot surgeries. Our next-generation CLAW® II Compression Plating System expands our plate and screw offering by introducing anatomic plates specifically designed for fusions of the midfoot, and the CLAW® II Polyaxial Compression Plating System incorporates variable-angle locking screw technology and our ORTHOLOC® 3Di Reconstruction Plating System utilizes our 3Di polyaxial locking technology. In July 2014, we further expanded the ORTHOLOC® 3Di portfolio with the launch of the flatfoot module. This innovative plating solution is designed to bring speed, precision, and reproducibility to several difficult flatfoot procedures. Our SALVATION™ limb salvage portfolio, which is designed to address the unique demands of advanced midfoot reconstruction, is expected to be commercially launched in the first half of 2016. Other foot products include the MAXLOCK®, MINIMAX LOCK™ and MINIMAX LOCK EXTREME™ plate and screw systems, BIOFOAM® Wedge System, SIDEKICK® line of external fixators, BIOARCH® Subtalar Arthroereisis Implant, MDI Metatarsal Resurfacing Implant, TENFUSE® Nail Allograft, and Total Compression Plate System.

•
Hammertoe Correction. Hammertoe is a contracture (bending) of one or both joints of the second, third, fourth, or fifth (little) toes. Our hammertoe correction products include the PRO-TOE® VO Hammertoe Fixation System, MITOE™, PHALINX® Hammertoe Fixation System, Cannulink Intraosseous Fixation System (IFS), and TENFUSE® PIP Hammertoe Allograft.

•	Toe Joint Replacement. We also sell our Swanson line of toe joint replacement products.

Biologics
The biologics product category includes a broad line of biologic products that are used to support treatment of damaged or diseased bone, tendons, and soft tissues and other biological solutions for surgeons and their patients or to stimulate bone growth. These products focus on supporting biological musculoskeletal repair by utilizing synthetic and human tissue-based materials. Our biologic products are primarily used in extremities-related procedures as well as in trauma-induced voids of the long bones and some spine procedures. Internationally, we offer a bone graft product incorporating antibiotic delivery. Our global net sales from this product category for the year ended December 27, 2015 was $70 million or 17% of total net sales compared to $66 million or 22% of total net sales for the year ended December 31, 2014.
Our biologics products include the following:

•
AUGMENT® Bone Graft. The newest addition to our biologics product portfolio is AUGMENT® Bone Graft. Our AUGMENT® Bone Graft product line is based on recombinant human platelet-derived growth factor (rhPDGF-BB), a synthetic copy of one of the body’s principal healing agents. We obtained FDA approval of AUGMENT® Bone Graft for ankle and/or hindfoot fusion indications in the United States during third quarter of 2015. Prior to FDA approval, this product was available for sale in Canada for foot and ankle fusion indications and in Australia and New Zealand for hindfoot and ankle fusion indications. We acquired the AUGMENT® Bone Graft product line from BioMimetic Therapeutics, Inc. (BioMimetic) in March 2013.

•
Hard Tissue Repair. Our other bone or hard tissue repair products include our PRO-DENSE® Injectable Regenerative Graft, which is currently the only injectable bone graft on the market. It is a composite graft of surgical grade calcium sulfate and calcium phosphate, and in animal studies, has demonstrated excellent bone regenerative characteristics, forming new bone that is over three times stronger than the natural surrounding bone at the 13-week time point. Beyond 13 weeks, the regenerated bone gradually remodels to natural bone strength. Our PRO-STIM® injectable inductive graft is built on the PRO-DENSE® material platform, but adds demineralized bone matrix (DBM), and has demonstrated accelerated healing compared to autograft in pre-clinical testing. Our other hard tissue repair products, including our IGNITE® Power Mix Injectable Stimulus, FUSIONFLEX™ demineralized moldable scaffold, ALLOMATRIX® injectable bone graft putty, OSTEOSET® bone graft substitute, MIIG® Injectable Graft, CANCELLO-PURE® bone wedge line, ALLOPURE® allograft bone wedge line and OSTEOCURE™ Resorbable Bead Kits.

•
Soft Tissue Repair. Our soft tissue repair products include our GRAFTJACKET® Regenerative Tissue Matrix, which is a human-derived soft tissue graft designed for augmentation of tendon and ligament repairs, such as those of the rotator cuff in the shoulder and Achilles tendon in the foot and ankle. GRAFTJACKET® Maxforce Extreme is our thickest GRAFTJACKET® matrix, which provides excellent suture holding power for augmenting challenging tendon and ligament repairs. We procure our GRAFTJACKET® product through an exclusive distribution agreement that expires December 31, 2018. Other soft tissue repair products include our CONEXA™ Reconstructive Tissue Matrix, ACTISHIELD™ and ACTISHIELD™ CF Amniotic Barrier Membranes, VIAFLOW™ and VIAFLOW™ C Flowable Placental Tissue Matrices, BIOFIBER® biologic absorbable scaffold products, and PHANTOM FIBER™ high strength, resorbable suture products.

Sports Medicine and Other
The sports medicine and other product category includes products used across several anatomic sites to mechanically repair tissue-to-tissue or tissue-to-bone injuries and other ancillary products. Because of its close relationship to extremities joint replacement and bone fixation, our sports medicine portfolio is comprised of products used to complement our upper and lower extremities product portfolios, providing surgeons a variety of products that may be used in upper and lower extremities surgical procedures. Our global net sales from this product category for the year ended December 27, 2015 was $13 million or 3% of total net sales compared to $10 million or 3% of total net sales for the year ended December 31, 2014.
Large Joints
The large joints product category includes hip and knee joint replacement implants. Hip and knee joint replacement products are used to treat patients with painful arthritis in these larger joints and to treat femoral fracture patients. We offer these products in France and select international geographies. Our global net sales from this product category for the year ended December 27, 2015 was $10 million, or 2% of total revenue, and was a result of the Wright/Tornier merger.
On January 9, 2014, legacy Wright completed the sale of its hip/knee (OrthoRecon) business to MicroPort Scientific Corporation (MicroPort) for approximately $283 million in cash. The agreement with MicroPort requires legacy Wright, as between it and MicroPort, to retain responsibility for product liability claims on OrthoRecon products sold prior to closing, and for any resulting settlements, judgments, or other costs, which could be significant. The financial results of the OrthoRecon business have been reflected within discontinued operations for all periods presented. See Note 4 to our consolidated financial statements contained in “Item. 8. Financial Statements and Supplementary Data” for further information regarding this sale and our discontinued operations relating to the OrthoRecon business and see Note 16 to our consolidated financial statements for further information regarding outstanding litigation involving our former OrthoRecon products.
We currently have no plans to actively market our large joint implants in the United States.

Sales, Marketing, and Medical Education
Our sales and marketing efforts are focused primarily on orthopaedic, trauma, and podiatric surgeons. Orthopaedic surgeons focused on the extremities in many instances have completed upper or lower extremities fellowship programs. We offer surgeon-to-surgeon education on our products using surgeon advisors in an instructional capacity. We have contractual relationships with these surgeon advisors, who help us train other surgeons in the safe and effective use of our products and help other surgeons perfect new surgical techniques. Together with these surgeon advisors, we provide surgeons extensive “hands on” orthopaedic training and education, including upper and lower extremities fellowships and masters courses that are not easily accessible through traditional medical training programs. We also offer clinical symposia and seminars, and publish advertisements and the results of clinical studies in industry publications. We believe that our history of innovation and focus on quality and improving clinical outcomes and “quality of life” for patients, along with our training programs, allow us to reach surgeons early in their careers and provide on-going value, which includes experiencing the clinical benefits of our products.
Due to the nature of specialized training surrounding podiatric and orthopaedic surgeons focused on extremities and biologics, our target market is well defined. Historically, surgeons are the primary decision-makers in orthopaedic device purchases. While we market our broad portfolio of products to surgeons, our revenue is generated from sales of our products to healthcare institutions and stocking distributors.
United States
In the United States, we market and sell our full product portfolio, other than our products for the hip or knee, which we refer to as “large joints”. As of December 27, 2015, our sales and distribution system in the United States consisted of 65 geographic sales territories that are staffed by 458 direct sales representatives and 30 independent sales agencies or distributors. These sales representatives and independent sales agencies and distributors are generally aligned to selling either our upper extremities products or lower extremities products, but, in some cases, certain agencies or direct sales representatives sell products from both our upper and lower extremities product portfolios in their territories. Our direct sales representatives, and independent sales agencies, and distributors are provided opportunities for product training throughout the year. We also have working relationships with healthcare dealers, including group purchasing organizations, healthcare organizations, and integrated distribution networks. We believe our success in every market sector is dependent upon having a robust and compelling product offering, and equally as important, a dedicated, highly trained, focused sales organization to service our customers. We plan to continue to strategically focus on and invest in building a competitively superior U.S. sales organization by training and certifying our sales representatives on our innovative product portfolio, continuing to develop and implement strong performance management practices, and enhancing sales productivity.
International
Internationally, we sell our full product portfolio, including products for upper and lower extremities, biologics, sports medicine and other, and large joints. We utilize several distribution approaches that are tailored to the needs and requirements of each individual market. Our international sales and distribution system currently consists of 11 direct sales offices and approximately 90 distributors that sell our products in over 50 countries. We have subsidiaries with direct sales offices in the United Kingdom, France, Germany, Italy, Denmark, Netherlands, Canada, Japan, and Australia that employ direct sales employees, and in some cases, use independent sales representatives to sell our products in their respective markets. Our products are sold in other countries in Europe, Asia, Africa, and Latin America using stocking distribution partners. Stocking distributors purchase products directly from us for resale to their local customers, with product ownership generally passing to the distributor upon shipment.
Manufacturing, Facilities, and Quality
We utilize a combination of internal manufacturing and a network of qualified outsourced manufacturing partners to produce our products and surgical instrumentation. We manufacture our internally-sourced products in four locations: Arlington, Tennessee; Montbonnot, France; Grenoble, France; and Macroom, Ireland. We lease the manufacturing facility in Arlington, Tennessee from the Industrial Development Board of the Town of Arlington. Our internal manufacturing operations are focused on product quality, continuous improvement, and efficiency. Our internal manufacturing operations have been practicing lean manufacturing concepts for many years with a philosophy focused on high productivity, flexibility, and capacity optimization. Our operations in France have a long history and deep experience with orthopaedic manufacturing and process innovation. Additionally, we believe we are the only company to have vertically integrated operations for the manufacturing of pyrocarbon orthopaedic products. We believe that this capability gives us a competitive advantage in design for manufacturing and prototyping of this innovative material.

We outsource products to our manufacturing partners when it provides us with cost efficiency, expertise, flexibility, and instances where we need additional capacity. A significant portion of our lower extremities products and surgical instrumentation is produced to our specifications by qualified subcontractors who serve medical device companies. We intend to look for opportunities to optimize our internal manufacturing capacity and insource manufacturing where we believe it makes sense to do so.
We maintain a comprehensive quality system that is certified to the European standards ISO 9001 and ISO 13485 and to the Canadian Medical Devices Conformity Assessment System (CMDCAS). We are accredited by the American Association of Tissue Banks (AATB) and have registrations with the FDA as a medical device establishment and as a tissue establishment. These certifications and registrations require periodic audits and inspections by various global regulatory entities to determine if we have systems in place to ensure our products are safe and effective for their intended use and that we are compliant with applicable regulatory requirements. Our quality system exists so that management has the proper oversight, designs are evaluated and tested, production processes are established and maintained, and monitoring activities are in place to ensure products are safe, effective, and manufactured according to our specifications. Consequently, our quality system provides the way for us to ensure we design and build quality into our products while meeting global requirements. We are committed to meet or exceed customer needs as we strive to improve patient outcomes.
Supply
We use a diverse and broad range of raw materials in the manufacturing of our products. We purchase all of our raw materials and select components used in the manufacturing of our products from external suppliers. In addition, we purchase some supplies from single or limited number of sources for reasons of proprietary know-how, quality assurance, sole source availability, cost-effectiveness, or constraints resulting from regulatory requirements. We work closely with our suppliers to ensure continuity of supply while maintaining high quality and reliability.
We rely on one supplier for the silicone elastomer used in certain of our extremities products. We are aware of only two suppliers of silicone elastomer to the medical device industry for permanent implant usage. For certain biologic products, we depend on one supplier of demineralized bone matrix and cancellous bone matrix. We rely on one supplier for our GRAFTJACKET® family of soft tissue repair and graft containment products. We believe we maintain adequate stock from these suppliers to meet market demand. We currently rely on one supplier for a key component of our AUGMENT® Bone Graft. In December 2013, this supplier notified us of its intent to terminate the supply agreement at the end of the current term, which was December 2014. Our supplier was contractually required to meet our supply requirements until the termination date, and to use commercially reasonable efforts to assist us in identifying a new supplier and support the transfer of technology and supporting documentation to produce this component. Our transition to a new supplier is well underway with full cooperation from the current as well as the new supplier. We believe the current supplier has produced sufficient product to more than meet our production needs for the interim period until a new supplier is brought on line.
Some of our products are provided by suppliers under private-label distribution agreements. Under these agreements, the supplier generally retains the intellectual property and exclusive manufacturing rights. The supplier private labels the products under our brands for sale in certain fields of use and geographic territories. These agreements may be subject to minimum purchase or sales obligations and are terminable by either party upon notice. Our private-label distribution agreements do not, individually or in the aggregate, represent a material portion of our business and we are not substantially dependent on them.
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
Competition
Competition in the orthopaedic device industry is intense and is characterized by extensive research efforts and rapid technological progress. Competitors include major and mid-sized companies in the orthopaedic and biologics industries, as well as academic institutions and other public and private research organizations that continue to conduct research, seek patent protection, and establish arrangements for commercializing products that will compete with our products.

The primary competitive factors facing us include price, quality, innovative design and technical capability, clinical results, breadth of product line, scale of operations, distribution capabilities, brand reputation, and strong customer service. Our ability to compete is affected by our ability to accomplish the following:

•	Develop new products and innovative technologies;

•	Obtain and maintain regulatory clearances or approvals and reimbursement for our products;

•	Manufacture and sell our products cost-effectively;

•	Meet all relevant quality standards for our products and their markets;

•	Respond to competitive pressures specific to each of our geographic markets, including our ability to enforce non-compete agreements;

•	Protect the proprietary technology of our products and manufacturing processes;

•	Market and promote our products;

•	Continue to maintain a high level of medical education for our surgeons on our products;

•	Attract and retain qualified scientific, management and sales employees and focused sales representatives; and

•	Support our technology with clinically relevant studies.

Research and Development
Realizing that new product offerings are a key to our future success, we are committed to a strong research and development program. The intent of our program is to develop new extremities and biologics products and expand our current product offerings and the markets in which they are offered. Our research and development teams are organized and aligned with our product marketing teams and are focused on improving clinical outcomes by designing innovative, clinically differentiated products with improved ease-of-use and by developing new product features and enhanced surgical techniques that can be leveraged across a broader base of surgeon customers. Our internal research and development teams work closely with external research and development consultants and a global network of physicians and medical personnel in hospitals and universities to ensure we have broad access to best-in-class ideas and technologies to drive our product development pipeline. We also have an active business development team that actively evaluates novel technologies and development stage products. In addition, our clinical and regulatory departments are devoted to verifying the safety and efficacy of our products according to regulatory standards enforced by the FDA and other international regulatory bodies. Our research and development expenses totaled $39.9 million, $25.0 million and $20.3 million in 2015, 2014 and 2013, respectively. Our research and development activities are principally located in Arlington, Tennessee; Montbonnot, France; and Warsaw, Indiana, with additional staff in Grenoble, France; and Bloomington, Minnesota.
In the extremities area, our research and development activities focus on building upon our already comprehensive portfolio of surgical solutions for extremities focused surgeons, including procedure and anatomy specific products. With the ultimate goal of addressing unmet clinical needs, we often pursue multiple product solutions for a particular application in order to offer surgeons the ability either to use their preferred procedural technique or to provide options and flexibility in the surgical setting with the understanding that one solution does not work for every case.
In the biologics area, we have research and development projects underway that are designed to provide differentiation of our advanced materials in the marketplace. We are particularly focused on the integration of our biologic product platforms into extremities procedures and potential new applications for our AUGMENT® Bone Graft.
Intellectual Property
Patents, trade secrets, know-how, and other proprietary rights are important to the continued success of our business. We currently own or have licenses to use more than 1,500 patents and pending patent applications throughout the world. We seek to aggressively protect technology, inventions, and improvements that we consider important through the use of patents and trade secrets in the United States and significant foreign markets. We manufacture and market products under both patents and license agreements with other parties. These patents and license agreements have a defined life and expire from time to time. We are not materially dependent on any one or more of our patents. In addition to patents, our knowledge and experience, creative product development, marketing staff and trade secret information, with respect to manufacturing processes, materials and product design, are as important as our patents in maintaining our proprietary product lines.
Although we believe that, in the aggregate, our patents are valuable, and patent protection is beneficial to our business and competitive positioning, our patent protection will not necessarily deter or prevent competitors from attempting to develop similar products. There can be no assurances that our patents will provide competitive advantages for our products or that competitors will not challenge or circumvent these rights. In addition, there can be no assurances that the United States Patent and Trademark Office (USPTO) or foreign patent offices will issue any of our pending patent applications. The USPTO and foreign patent offices may deny or require a significant narrowing of the claims in our pending patent applications and the patents issuing from such applications. Any patents issuing from the pending patent applications may not provide us with significant commercial protection. We could incur substantial costs in proceedings before the USPTO or foreign patent offices, including opposition and other post-grant proceedings. These proceedings could result in adverse decisions as to the patentability, priority of our inventions, and the narrowing or invalidation of claims in issued patents. Additionally, the laws of some of the countries in which our products are or may be sold may not protect our intellectual property to the same extent as the laws in the United States or at all.
While we do not believe that any of our products infringe any valid claims of patents or other proprietary rights held by others, we are currently subject to patent infringement litigation and there can be no assurances that we do not infringe any patents or other proprietary rights held by them. If our products were found to infringe any proprietary right of another party, we could be required to pay significant damages or license fees to such party and/or cease production, marketing, and distribution of those products. Litigation also may be necessary to defend infringement claims of third parties or to enforce patent rights we hold or to protect trade secrets or techniques we own.
We rely on trade secrets and other unpatented proprietary technology. There can be no assurances that we can meaningfully protect our rights in our unpatented proprietary technology or that others will not independently develop substantially equivalent proprietary products or processes or otherwise gain access to our proprietary technology.
We protect our proprietary rights through a variety of methods. As a condition of employment, we generally require employees to execute an agreement relating to the confidential nature of and company ownership of proprietary information and assigning intellectual property rights to us. We generally require confidentiality agreements with vendors, consultants, and others who may have access to proprietary information. We generally limit access to our facilities and review the release of company information in advance of public disclosure. There can be no assurances, however, that confidentiality agreements with employees, vendors, and consultants will not be breached, adequate remedies for any breach would be available, or competitors will not discover or independently develop our trade secrets. Litigation also may be necessary to protect trade secrets or techniques we own.
Government Regulation
We are subject to varying degrees of government regulation in the countries in which we conduct business. In some countries, such as the United States, Europe, Canada, and Japan, government regulation is significant and, we believe there is a general trend toward increased and more stringent regulation throughout the world. As a manufacturer and marketer of medical devices, we are subject to extensive regulation by the U.S. Food and Drug Administration, other federal governmental agencies, and state agencies in the United States and similar foreign governmental authorities in countries located outside the United States. These regulations generally govern the introduction of new medical devices; the observance of certain standards with respect to the design, manufacture, testing, labeling, promotion, and sales of the devices; the maintenance of certain records; the ability to track devices; the reporting of potential product defects; the import and export of devices; as well as other matters. In addition, as a participant in the healthcare industry, we are also subject to various other U.S. federal, state, and foreign laws.
On September 29, 2010, Wright Medical Technology, Inc. (WMT) entered into a five-year Corporate Integrity Agreement (CIA) with the Office of the Inspector General of the United States Department of Health and Human Services (OIG-HHS). The CIA was filed as Exhibit 10.2 to legacy Wright's Current Report on Form 8-K filed on September 30, 2010. The CIA expired on September 29, 2015 and on January 27, 2016, we received notification from the OIG-HHS that the term of the CIA has concluded. While the term of the CIA has concluded, our failure to continue to maintain compliance with U.S. healthcare laws, regulations and other requirements in the future could expose us to significant liability, including, but not limited to, exclusion from federal healthcare program participation, including Medicaid and Medicare, potential prosecution, civil and criminal fines or penalties, as well as additional litigation cost and expense.

We strive to comply with regulatory requirements governing our products and operations and to conduct our affairs in an ethical manner. This practice is reflected in our Code of Business Conduct, various other compliance policies and through the responsibility of the nominating, corporate governance and compliance committee of our board of directors, which oversees our corporate compliance program and compliance with legal and regulatory requirements as well as our ethical standards and policies. We devote significant time, effort, and expense to addressing the extensive government and regulatory requirements applicable to our business. Such regulatory requirements are subject to change and we cannot predict the effect, if any, that these changes might have on our business, financial condition, and results of operations. Governmental regulatory actions against us could result in warning letters, delays in approving or refusal to approve a product, the recall or seizure of our products, suspension or revocation of the authority necessary for the production or sale of our products, litigation expense, and civil and criminal penalties against us and our officers and employees. If we fail to comply with these regulatory requirements, our business, financial condition, and results of operations could be harmed.

United States
In the United States, our products are strictly regulated by the FDA under the U.S. Food, Drug and Cosmetic Act (FDC Act). Some of our products are also regulated by state agencies. FDA regulations and the requirements of the FDC Act affect the pre-clinical and clinical testing, design, manufacture, safety, efficacy, labeling, storage, recordkeeping, advertising, and promotion of our medical device products. Our tissue-based products are subject to FDA regulations, the National Organ Transplant Act (NOTA), and various state agency regulations. We are an accredited member of the American Association of Tissue Banks and an FDA-registered tissue establishment, which includes the packaging, processing, storage, labeling, and distribution of tissue products regulated as medical devices and the storage and distribution of tissue products regulated solely as human cell and tissue products. In addition, we maintain tissue bank licenses in Florida, Maryland, New York, California, and Oregon.
Generally, before we can market a new medical device, marketing clearance from the FDA must be obtained through either a premarket notification under Section 510(k) of the FDC Act or the approval of a de novo or premarket approval (PMA) application. Most of our products are FDA cleared through the 510(k) premarket notification process. The FDA typically grants a 510(k) clearance if the applicant can establish that the device is substantially equivalent to a predicate device. It usually takes about three months from the date of a 510(k) submission to obtain clearance, but it may take longer, particularly if a clinical trial is required. The FDA may find that a 510(k) is not appropriate or that substantial equivalence has not been shown and, as a result, require a de novo or PMA application.
PMA applications must be supported by valid scientific evidence to demonstrate the safety and effectiveness of the device, typically including the results of human clinical trials, bench tests, and laboratory and animal studies. The PMA application must also contain a complete description of the device and its components, and a detailed description of the methods, facilities, and controls used to manufacture the device. In addition, the submission must include the proposed labeling and any training materials. The PMA application process is expensive and generally takes significantly longer than the 510(k) process. Additionally, the FDA may never approve the PMA application. As part of the PMA application review process, the FDA generally will conduct an inspection of the manufacturer’s facilities to ensure compliance with applicable quality system regulatory requirements, which include quality control testing, documentation control, and other quality assurance procedures. A PMA can include post-approval conditions including, among other things, restrictions on labeling, promotion, sale and distribution, data reporting (surveillance), or requirements to do additional clinical studies post-approval. Even after approval of a PMA, the FDA must grant subsequent approvals for a new PMA or a PMA supplement to authorize certain modifications to the device, its labeling, or its manufacturing process.
One or more clinical trials may be required to support a 510(k) application or a de novo submission and almost always are required to support a PMA application. Clinical trials of unapproved or uncleared medical devices or devices being studied for uses for which they are not approved or cleared (investigational devices) must be conducted in compliance with FDA requirements. If human clinical trials of a medical device are required and the device presents a significant risk, the sponsor of the trial must file an investigational device exemption (IDE) application prior to commencing human clinical trials. The IDE application must be supported by data, typically including the results of animal and/or laboratory testing. If the IDE application is approved by the FDA and one or more institutional review boards (IRBs), human clinical trials may begin at a specific number of institutional investigational sites with the specific number of patients approved by the FDA. If the device presents a non-significant risk to the patient, a sponsor may begin the clinical trial after obtaining approval for the trial by one or more IRBs without separate approval from the FDA. Submission of an IDE does not give assurance that the FDA will approve the IDE. If an IDE is approved, there can be no assurance the FDA will determine that the data derived from the trials support the safety and effectiveness of the device or warrant the continuation of clinical trials. An IDE supplement must be submitted to and approved by the FDA before a sponsor or investigator may make a change to the investigational plan in such a way that may affect its scientific soundness, study indication, or the rights, safety or welfare of human subjects. During the trial, the sponsor must comply with the FDA’s IDE requirements including, for example, investigator selection, trial monitoring, adverse event reporting, and recordkeeping. The investigators must obtain patient informed consent, rigorously follow the investigational plan and trial protocol, control the disposition of investigational devices, and comply with reporting and recordkeeping requirements. We, the FDA and the IRB at each institution at which a clinical trial is being conducted may suspend a clinical trial at any time for various reasons, including a belief that the subjects are being exposed to an unacceptable risk. We are currently conducting a few clinical trials.

After a device is cleared or approved for marketing, numerous and pervasive regulatory requirements continue to apply and we continue to be subject to inspection by the FDA to determine our compliance with these requirements, as do our suppliers, contract manufacturers, and contract testing laboratories. These requirements include, among others, the following:

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

•	FDA guidance of off-label dissemination of information and responding to unsolicited requests for information;

•	Medical Device Reporting (MDR) regulation, which requires reporting to the FDA certain adverse experiences associated with use of our products;

•	complaint handling regulations designed to track, monitor, and resolve complaints related to our products;

•	Part 806 reporting of certain corrections, removals, enhancements, and recalls of products;

•
complying with federal law and regulations requiring Unique Device Identifiers (UDI) on devices and also requiring the submission of certain information about each device to FDA’s Global Unique Device Identification Database (GUDID); and

•	in some cases, ongoing monitoring and tracking of our products’ performance and periodic reporting to the FDA of such performance results.

The FDA has statutory authority to regulate allograft-based products, processing, and materials. The FDA and other international regulatory agencies have been working to establish more comprehensive regulatory frameworks for allograft-based tissue-containing products, which are principally derived from human cadaveric tissue. The framework developed by the FDA establishes risk-based criteria for determining whether a particular human tissue-based product will be classified as human tissue, a medical device, or a biologic drug requiring premarket clearance or approval. All tissue-based products are subject to extensive FDA regulation, including establishment registration requirements, product listing requirements, good tissue practice requirements for manufacturing, and screening requirements that ensure that diseases are not transmitted to tissue recipients. The FDA has also proposed extensive additional requirements that address sub-contracted tissue services, tracking to the recipient/patient, and donor records review. If a tissue-based product is considered human tissue, the FDA requirements focus on preventing the introduction, transmission, and spread of communicable diseases to recipients. Neither clinical data nor review of safety and efficacy is required before the tissue can be marketed. However, if the tissue is considered a medical device or a biologic drug, then FDA clearance or approval is required.

The FDA and international regulatory authorities periodically inspect us and our third-party manufacturers for compliance with applicable regulatory requirements. These requirements include labeling regulations, manufacturing regulations, quality system regulations, regulations governing unapproved or off-label uses, and medical device regulations. Medical device regulations require a manufacturer to report to the FDA serious adverse events or certain types of malfunctions involving its products.

We are subject to various U.S. federal and state laws concerning healthcare fraud and abuse, including anti-kickback and false claims laws, and other matters. The U.S. federal Anti-Kickback Statute (and similar state laws) prohibits certain illegal remuneration to physicians and other health care providers that may financially bias prescription decisions and result in an over-utilization of goods and services reimbursed by the federal government. The U.S. federal False Claims Act (and similar state laws) prohibits conduct on the part of a manufacturer which may cause or induce an inappropriate reimbursement for devices reimbursed by the federal government. We are also subject to the U.S. federal Physician Payments Sunshine Act and various state laws on reporting remunerative relationships with healthcare customers. These laws impact the kinds of financial arrangements we may have with hospitals, surgeons or other potential purchasers of our products. They particularly impact how we structure our sales offerings, including discount practices, customer support, education and training programs, physician consulting, research grants and other arrangements. These laws are administered by, among others, the U.S. Department of Justice, the Office of Inspector General of the Department of Health and Human Services and state attorneys general. Many of these agencies have increased their enforcement activities with respect to medical device manufacturers in recent years. If our operations are found to be in violation of these laws, we may be subject to penalties, including potentially significant criminal, civil and/or administrative penalties, damages, fines, disgorgement, exclusion from participation in government healthcare programs, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, and the curtailment or restructuring of our operations.
We are also subject to data privacy and security regulation by both the U.S. federal government and the states in which we conduct our business. Health Insurance Portability and Accountability Act of 1996 (HIPAA), as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH), and their respective implementing regulations, imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s security standards directly applicable to business associates, defined as service providers of covered entities that create, receive, maintain, or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, many state laws govern the privacy and security of health information in certain circumstances, many of which differ from HIPAA and each other in significant ways and may not have the same effect.
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
International
Outside the United States, we are subject to government regulation in the countries in which we operate and sell our products. We must comply with extensive regulations governing product approvals, product safety, quality, manufacturing, and reimbursement processes in order to market our products in all major foreign markets. Although many of the regulations applicable to our products in these countries are similar to those of the FDA, these regulations vary significantly from country to country and with respect to the nature of the particular medical device. The time required to obtain foreign approvals to market our products may be longer or shorter than the time required in the United States, and requirements for such approvals may differ from FDA requirements.
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
Our manufacturing facilities are subject to environmental health and safety laws and regulations, including those relating to the use, registration, handling, storage, disposal, recycling and human exposure to hazardous materials and discharges of substances in the air, water and land. For example, in France, requirements known as the Installations Classées pour la Protection de l’Environnement regime provide for specific environmental standards related to industrial operations such as noise, water treatment, air quality, and energy consumption. In Ireland, our manufacturing facilities are likewise subject to local environmental regulations, such as related to water pollution and water quality, which are administered by the Environmental Protection Agency.
Our operations in countries outside the United States are subject to various other laws such as those regarding recordkeeping and privacy; laws regarding sanctioned countries, entities and persons; customs and import-export, and laws regarding transactions in foreign countries. We are also subject to the U.S. Foreign Corrupt Practices Act, which generally prohibits covered entities and their intermediaries from engaging in bribery or making other prohibited payments to foreign officials for the purpose of obtaining or retaining business or other benefits, as well as similar anti-corruption laws of other countries, such as the UK Bribery Act.
Third-Party Reimbursement
Sales volumes and prices of our products depend in large part on the availability of coverage and reimbursement from third-party payors. Third-party payors include governmental programs such as U.S. Medicare and Medicaid, private insurance plans, and workers’ compensation plans. These third-party payors may deny coverage or reimbursement for a product or procedure if they determine that the product or procedure was not medically appropriate or necessary. Third-party payors also may place limitations on the types of physicians that can perform specific types of procedures or the care setting in which the procedure is performed, i.e., out-patient or in-hospital. Also, third-party payors are increasingly auditing and challenging the prices charged for medical products and services with concern for upcoding, miscoding, using inappropriate modifiers, or billing for inappropriate care settings. Some third-party payors must approve coverage for new or innovative devices or procedures before they will reimburse healthcare providers who use the products or therapies. Even though a new product may have been cleared for commercial distribution by the FDA, we may find limited demand for the product until reimbursement approval has been obtained from governmental and private third-party payors. In the United States, a uniform policy of coverage does not exist across all third-party payors relative to payment of claims for all products. Therefore, coverage and payment can be quite different from payor to payor, and from one region of the country to another. This is also true for foreign countries in that coverage and payment systems vary from country to country. Coverage also depends on our ability to demonstrate the short-term and long-term clinical effectiveness, and cost-effectiveness of our products. These supportive data are obtained from surgeon clinical experience, clinical trials, and literature reviews. We pursue and present these results at major scientific and medical meetings, and publish them in respected, peer-reviewed medical journals because data and evidence that can support coverage and payment are important to the successful commercialization and market access of our products.
The Centers for Medicare & Medicaid Services (CMS), the agency responsible for administering the Medicare program, sets coverage and reimbursement policies for the Medicare program in the United States. CMS policies may alter coverage and payment related to our products in the future. These changes may occur as the result of national coverage determinations issued by CMS or as the result of local coverage determinations by contractors under contract with CMS to review and make coverage and payment decisions. Medicaid programs are funded by both U.S. federal and state governments, may vary from state to state and from year to year and will likely play an even larger role in healthcare funding under recently enacted healthcare legislation. A key component in ensuring whether the appropriate payment amount is received for physician and other services, including procedures using our products, is the existence of a Current Procedural Terminology (CPT) code. To receive payment, healthcare practitioners must submit claims to insurers using these codes for payment for medical services. CPT codes are assigned, maintained and annually updated by the American Medical Association and its CPT Editorial Board. If the CPT codes that apply to procedures performed using our products are changed, reimbursement for performances of these procedures may be adversely affected.
We believe that the overall escalating cost of medical products and services being paid for by governments and private health insurance has led to, and will continue to lead to, increased pressures on the healthcare and medical device industry to reduce the costs of products and services. Third-party payors are developing increasingly sophisticated methods of controlling healthcare costs through healthcare reform legislation and measures including, government-managed healthcare systems, health technology assessments, coverage with evidence development processes, quality initiatives, pay-for-performance, comparative effectiveness research, prospective reimbursement, capitation programs, group purchasing, redesign of benefit offerings, requiring pre-approvals and second opinions prior to procedures, careful review of bills, encouragement of healthier lifestyles and other preventative services, and exploration of more cost-effective methods of delivering healthcare. All of these types of programs can potentially impact market access for, and pricing structures of our products, which in turn, can impact our future sales. There can be no assurance that third-party reimbursement will be available or adequate, or that current and future legislation, regulation or reimbursement policies of third-party payors will not adversely affect the demand for our products or our ability to sell our products on a profitable basis. The unavailability or inadequacy of third-party payor reimbursement could have a material adverse effect on our business, operating results, and financial condition.
Outside the United States, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific product lines and procedures. We believe we have received increased requests for clinical data for the support of registration and reimbursement outside the United States. We have increasingly experienced local, product specific reimbursement law being applied as an overlay to medical device regulation, which has provided an additional layer of clearance requirement. Specifically, Australia requires that clinical data for clearance and reimbursement be in the form of prospective, multi-center studies, a high bar not previously applied. In addition, in France, certain innovative devices (such as some of our products made from pyrolytic carbon), have been identified as needing to provide clinical evidence to support a “mark-specific” reimbursement. There can be no assurances that procedures using our products will be considered medically reasonable and necessary for a specific indication, that our products will be considered cost-effective by third-party payors, that an adequate level of reimbursement will be available, or that the third-party payors’ reimbursement policies will not adversely affect our ability to sell our products profitably.
Environmental
Our operations and properties are subject to extensive U.S. federal, state, local, and foreign environmental protection and health and safety laws and regulations. These laws and regulations govern, among other things, the generation, storage, handling, use, and transportation of hazardous materials and the handling and disposal of hazardous waste generated at our facilities. Under such laws and regulations, we are required to obtain permits from governmental authorities for some of our operations. If we violate or fail to comply with these laws, regulations or permits, we could be fined or otherwise sanctioned by regulators. Under some environmental laws and regulations, we could also be held responsible for all of the costs relating to any contamination at our past or present facilities and at third-party waste disposal sites. We believe our costs of complying with current and future environmental laws, regulations and permits and our liabilities arising from past or future releases of, or exposure to, hazardous substances will not materially adversely affect our business, results of operations, or financial condition, although there can be no assurances of this.
Seasonality
We traditionally experience lower sales volumes in the third quarter than throughout the rest of the year as many of our products are used in elective procedures, which generally decline during June, July, and August. This typically results in our selling, general and administrative expenses and research and development expenses as a percentage of our net sales that are higher during third quarter than throughout the rest of the year. In addition, our first quarter selling, general and administrative expenses include additional expenses that we incur in connection with the annual meeting held by the American College of Foot and Ankle Surgeons (ACFAS) and the American Academy of Orthopaedic Surgeons (AAOS). During these three-day events, we display our most recent and innovative products.
Backlog
The time period between the placement of an order for our products and shipment is generally short. As such, we do not consider our backlog of firm orders to be material to an understanding of our business.
Employees
As of December 27, 2015, we had 2,295 employees. We believe that we have a good relationship with our employees.
Available Information
We are a public company with limited liability (naamloze vennootschap) organized under the laws of the Netherlands. We were initially formed as a private company with limited liability (besloten vennootschap) in 2006. Our principal executive offices are located at Prins Bernhardplein 200, 1097 JB Amsterdam, the Netherlands. Our telephone number at this address is (+ 31) 20 675-4002. Our agent for service of process in the United States is CT Corporation, 1209 Orange Street, Wilmington, Delaware 19801. Our corporate website is located at www.wright.com. The information contained on our website or connected to our website is not incorporated by reference into and should not be considered part of this report.
We make available, free of charge and through our Internet corporate website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to any such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission.

Item 1A. Risk Factors.
We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. In addition to the other information set forth in this report, careful consideration should be taken of the factors described below, which could materially adversely affect our business, financial condition or operating results. The risk factors described below may relate solely to one or more of the legal entities contained in our corporate structure and may not necessarily apply to Wright Medical Group N.V. or one or more of the other legal entities contained in our corporate structure.
Risks Related to the Recently Completed Wright/Tornier Merger
We may be unable to successfully integrate our operations or realize the anticipated cost savings, net sales and other potential benefits of our recently completed merger in a timely manner or at all. As a result, the value of our ordinary shares may be adversely affected.
The success of the recently completed merger between legacy Wright and legacy Tornier will depend, in part, on our ability to achieve the anticipated cost savings, net sales, and other potential benefits of the merger. Achieving the anticipated potential benefits of the merger will depend in part upon whether we are able to integrate our operations in an efficient and effective manner and whether we are able to effectively coordinate sales and marketing efforts to communicate our capabilities and coordinate our sales organizations to sell our combined products. The integration process may not be completed smoothly or successfully. The necessity of coordinating geographically separated organizations, systems, and facilities and addressing possible differences in business backgrounds, corporate cultures, and management philosophies may increase the difficulties of integration. We operate numerous systems, including those involving management information, purchasing, accounting and finance, sales, billing, payroll, employee benefits, and regulatory compliance. We may also have inconsistencies in standards, controls, procedures or policies that could affect our ability to maintain relationships with customers and employees or to achieve the anticipated benefits of the merger. We may have difficulty in integrating our commercial organizations, including in particular distribution and sales representative arrangements, some of which will undergo territory transitions during the next several quarters. The integration of certain operations requires the dedication of significant management resources, which may temporarily distract management’s attention from our day-to-day business. Employee uncertainty and lack of focus during the integration process may also disrupt our business. Any inability of our management to integrate successfully our operations or to do so within a longer time frame than expected could have a material adverse effect on our business and operating results. The integration also may result in material unanticipated problems, expenses, liabilities, competitive responses, and loss of customer relationships. Even if the operations of our businesses are integrated successfully, we may not be able to realize the full benefits of the merger, including the anticipated operating and cost synergies, sales and growth opportunities or long-term strategic benefits of the merger, within the expected timeframe or at all. In addition, we expect to incur significant integration and restructuring expenses to realize synergies. However, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. These expenses could, particularly in the near term, exceed the savings that we expect to achieve from elimination of duplicative expenses and the realization of economies of scale and cost savings. Although we expect that the realization of efficiencies related to the integration of the businesses may offset incremental transaction, merger-related, and restructuring costs over time, we cannot give any assurance that this net benefit will be achieved in the near term, or at all. An inability to realize the full extent of, or any of, the anticipated benefits of the merger, as well as any delays encountered in the integration process, could have an adverse effect on our business and operating results, which may affect the value of our ordinary shares.
Our future success also will depend in part upon our ability to retain key employees. Competition for qualified personnel can be very intense. In addition, key employees may depart because of issues relating to the uncertainty or difficulty of integration or a desire not to remain with our company. Accordingly, no assurances can be given that we will retain key employees.
Our future results will suffer if we do not effectively manage our expanded operations as a result of the merger.
As a result of the merger, the size of our business has increased significantly. Our future success depends, in part, upon our ability to manage this expanded business, which may pose substantial challenges for our management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurances that we will be successful or that we will realize the expected operating efficiencies, cost savings, and other benefits currently anticipated from the merger.
In addition, effective internal controls are necessary for us to provide reliable and accurate financial reports and to effectively prevent fraud. The integration of combined or acquired businesses is likely to result in our systems and controls becoming increasingly complex and more difficult to manage. We devote significant resources and time to comply with the internal control over financial reporting requirements of the Sarbanes-Oxley Act of 2002. However, we cannot be certain that these measures will ensure that we design, implement, and maintain adequate control over our financial processes and reporting in the future, especially in the context of acquisitions of other businesses. We are in the process of integrating the internal controls of legacy Tornier into our internal controls. The report of our management on our internal control over financial reporting and the attestation report of our independent registered public accounting firm on our internal control over financial reporting included in this report excludes the internal control of legacy Tornier. Any difficulties in the assimilation of legacy Tornier’s business into our control system could harm our operating results or cause us to fail to meet our financial reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our ordinary shares and our access to capital.
Efforts to integrate our Corporate Compliance Programs require the cooperation of many individuals and will likely require substantial investment and divert a significant amount of future time and resources from our other business activities.
We are committed to a robust Corporate Compliance Program. In furtherance of this strategic objective, we have devoted a significant amount of time and resources since the completion of the merger to integrate the Corporate Compliance Programs of legacy Wright and legacy Tornier. This has required, and will continue to require, a significant amount of time and resources from our financial, human resources, and compliance personnel, as well as all of our employees. Successful integration of our Corporate Compliance Programs requires the full and sustained cooperation of all of our employees, distributors, and sales agents, as well as the healthcare professionals with whom we interact. These efforts require significant expenses and investments. We also may encounter inefficiencies in the integration of our compliance programs, including delays in medical education, research and development projects, and clinical studies, which may unfavorably impact our business and relationships with customers. If we fail to integrate successfully the Corporate Compliance Programs of legacy Wright and legacy Tornier, our business and operating results may be adversely affected.
In connection with the accounting for the merger, we recorded a significant amount of goodwill and other intangible assets, which if the acquired business does not perform well, may be subject to future impairment, which would harm our operating results.
In connection with the accounting for the merger, we recorded a significant amount of goodwill and other intangible assets. As of December 27, 2015, we had $876 million in goodwill and $257 million in intangible assets. As part of the Wright/Tornier merger, we recorded $683.3 million in goodwill and $200.8 million in other intangible assets. Under US GAAP, we must assess, at least annually and potentially more frequently, whether the value of our goodwill and other indefinite-lived intangible assets have been impaired. Amortizing intangible assets will be assessed for impairment in the event of an impairment indicator. A decrease in the long-term economic outlook and future cash flows of the legacy Tornier business that we acquired could significantly impact asset values and potentially result in the impairment of intangible assets, including goodwill. If the operating performance of the legacy Tornier business significantly decreases, competing or alternative technologies emerge, or if market conditions or future cash flow estimates decline, we could be required, under current US GAAP, to record a non-cash charge to operating earnings for the amount of the impairment. Any write-off of a material portion of our unamortized intangible assets would negatively affect our results of operations.
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
We have a history of operating losses and at December 27, 2015, we had an accumulated deficit of $774 million. Our ability to achieve profitability will be influenced by many factors, including, among others, the success of our recently completed Wright/Tornier merger; the extent and duration of our future operating losses; the level and timing of future net sales and expenditures; development, commercialization and market acceptance of new products; the results and scope of ongoing research and development projects; competing technologies and market developments; regulatory requirements and delays; and

pending litigation. As a result, we may continue to incur operating losses for the foreseeable future. These losses will continue to have an adverse impact on our shareholders’ equity, and we may never achieve or sustain profitability.
We anticipate significant sales during 2016 and in future years from our AUGMENT® Bone Graft product. If we are wrong, our future operating results, cash flows, and prospects could be adversely affected.
The newest addition to our biologics product portfolio is AUGMENT® Bone Graft, which is based on recombinant human platelet-derived growth factor (rhPDGF-BB), a synthetic copy of one of the body’s principal healing agents. We obtained FDA approval of AUGMENT® Bone Graft in the United States for ankle and/or hindfoot fusion indications during third quarter of 2015. AUGMENT® Bone Graft is currently available for sale as an alternative to autograft in the United States for ankle and/or hindfoot fusion indications, in Canada for foot and ankle fusion indications and in Australia and New Zealand for hindfoot and ankle fusion indications. We anticipate significant sales during 2016 and in future years from our AUGMENT® Bone Graft product. If we are wrong, our future operating results, cash flows, and prospects could be adversely affected. We acquired the AUGMENT® Bone Graft product line from BioMimetic Therapeutics, Inc. (BioMimetic) in March 2013 and are subject to future milestone payments to the holders of the contingent value rights issued in connection with that transaction. Therefore, even if we achieve significant sales of AUGMENT® Bone Graft, these sales will be offset in part by these milestone payment obligations.

We are subject to substantial government regulation that could have a material adverse effect on our business.
The production and marketing of our products and our ongoing research and development, pre-clinical testing, and clinical trial activities are subject to extensive regulation and review by numerous governmental authorities both in the United States and abroad. U.S. and foreign regulations govern the testing, marketing, and registration of new medical devices, in addition to regulating manufacturing practices, reporting, labeling, relationships with healthcare professionals, and recordkeeping procedures. The regulatory process requires significant time, effort, and expenditures to bring our products to market, and we cannot be assured that any of our products will be approved. Our failure to comply with applicable regulatory requirements could result in governmental authorities:

•	imposing fines and penalties on us;

•	preventing us from manufacturing or selling our products;

•	bringing civil or criminal charges against us and our officers and employees;

•	delaying the introduction of our new products into the market;

•	recalling or seizing our products; or

•	withdrawing or denying approvals or clearances for our products.

Even if regulatory approval or clearance of a product is granted, this could result in limitations on the uses for which the product may be labeled and promoted. Further, for a marketed product, its manufacturer, such manufacturer’s suppliers, and manufacturing facilities are subject to periodic review and inspection. Subsequent discovery of problems with a product, manufacturer, or facility may result in restrictions on the product, manufacturer or facility, including withdrawal of the product from the market or other enforcement actions. Our products can only be marketed in accordance with their approved labeling. If we were to promote the use of our products in an “off-label” manner, we and our directors, officers and employees, would be subject to civil and criminal sanctions.
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
In order to market our devices in the member countries of the European Union, we are required to comply with the European Medical Devices Directive and obtain CE mark certification. CE mark certification is the European symbol of adherence to quality assurance standards and compliance with applicable European Medical Device Directives. Under the European Medical Devices Directive, all medical devices including active implants must qualify for CE marking. Our failure to comply with the European Medical Devices Directive could result in our loss of CE mark certification which would harm our business.

Although legacy Wright divested the hip/knee (OrthoRecon) business, legacy Wright remains responsible, as between it and MicroPort, for liability claims on OrthoRecon products sold prior to closing, and might still be sued on products sold after closing.
Although OrthoRecon product liability expenses are accounted for under our discontinued operations, the agreement between Wright Medical Group, Inc. (WMG) and MicroPort requires that legacy Wright, as between it and MicroPort, retain responsibility for product liability claims on OrthoRecon products sold prior to closing, and for any resulting settlements, judgments, or other costs. Moreover, even though MicroPort, as between it and legacy Wright, is responsible for liability claims on post-closing sales, there can be no assurance we will not be named as a defendant in a lawsuit relating to such post-closing sales, or that MicroPort will have adequate resources to exonerate legacy Wright from any resulting expenses or liabilities.
We may never realize the expected benefits from the Wright/Tornier merger, the divestiture of the OrthoRecon business, and our strategy to become a profitable, high-growth, pure-play medical technology company, and command the market valuation typically accorded such companies.
The Wright/Tornier merger and the divestiture of the OrthoRecon business are part of our strategy to transform ourselves into a profitable, high-growth, pure-play medical technology company, and command the market valuation typically accorded such companies. If we are unable to achieve our growth and profitability objectives due to competition, lack of acceptance of our products, failure to gain regulatory approvals, or other risks as described in this section or other sections of this report, or due to other events, we will not be successful in transforming our business and will not be accorded the market valuation we seek. Moreover, the OrthoRecon business generated substantial revenue and cash flow, which we have not replaced. While over time we expect to replace the OrthoRecon revenue and cash flow by accelerating higher margin revenue streams from extremities and biologic products, especially in light of the Wright/Tornier merger, there is still a risk we will be unable to replace the revenue and cash flow that the OrthoRecon business generated, or that the cost of such will be higher than expected. If we are unable to achieve our profit and growth objectives, such failure will be exacerbated by the loss of revenue and cash flow generated by the OrthoRecon business, and could result in a decline in our stock price.
We may never realize the expected benefits of our strategic business combinations or acquisition transactions.
In addition to developing new products and growing our business internally, we have sought to grow through business combinations and acquisitions of complementary businesses. Examples include, in addition to the recently completed Wright/Tornier merger, legacy Wright's acquisition of BioMimetic in early 2013, as well as its more recent acquisitions of Biotech International in November 2013, Solana Surgical, LLC in January 2014, and OrthoPro, L.L.C. in February 2014, and legacy Tornier’s acquisition of OrthoHelix Surgical Designs, Inc. in 2012. Business combinations and acquiring new businesses involve a myriad of risks. Whenever new businesses are combined or acquired, there is a risk we may fail to realize some or all of the anticipated benefits of the transaction. This can occur if integration of the businesses proves to be more complicated than planned, resulting in failure to realize operational synergies and/or failure to mitigate operational dis-synergies, diversion of management attention, and loss of key personnel. It can also occur if the combined or acquired business fails to meet our net sales projections, exposes us to unexpected liabilities, or if our pre-acquisition due diligence fails to uncover issues that negatively affect the value or cost structure of the acquired enterprise. Although we carefully plan our business combinations and acquisitions, there can be no assurances that these and other risks will not prevent us from realizing the expected benefits of these transactions.
Product liability lawsuits could harm our business and adversely affect our operating results or results from discontinued operations and financial condition if adverse outcomes exceed our product liability insurance coverage.
The manufacture and sale of medical devices expose us to significant risk of product liability claims. We are currently defendants in a number of product liability matters, including those relating to the OrthoRecon business, which legacy Wright divested to MicroPort in 2014. Legacy Wright remains responsible, as between it and MicroPort, for claims associated with products sold before divesting the OrthoRecon business to MicroPort.
We have been named as a defendant, in some cases with multiple other defendants, in lawsuits in which it is alleged that as yet unspecified defects in the design, manufacture, or labeling of certain metal-on-metal hip replacement products rendered the products defective. The pre-trial management of certain of these claims has been consolidated in the federal court system, in the United States District Court for the Northern District of Georgia under multi-district litigation and certain other claims by the Judicial Counsel Coordinated Proceedings in state court in Los Angeles County, California. As of January 30, 2016, there were 1,126 such lawsuits pending in the multi-district federal court proceeding and consolidated California state court proceeding, and an additional 22 cases pending in various state courts. We have also entered into 893 so called "tolling agreements" with potential claimants who have not yet filed suit. There are also 56 non-U.S. lawsuits presently pending. We believe we have data that supports the efficacy and safety of the metal-on-metal hip replacement systems, and have been vigorously defending these cases. While continuing to dispute liability, we have been participating in court-supervised mediation in the multi-district federal court litigation presently pending in the Northern District of Georgia and defending ourself in a consolidated California state court proceeding.
Claims for personal injury have also been made against us associated with fractures of legacy Wright's PROFEMUR® long titanium modular neck product. We believe that the overall fracture rate for the product is low and the fractures appear, at least in part, to relate to patient demographics, and have been vigorously defending these matters. While continuing to dispute liability, we have been open to settling these claims in circumstances where we believe the settlement amount is reasonable relative to the risk and expense of litigation.
Our material product liability litigation is discussed in Note 16 to our consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" of this report. These matters are subject to many uncertainties and outcomes are not predictable. Regardless of the outcome of these matters, legal defenses are costly. We have incurred and expect to continue to incur substantial legal expenses in connection with the defense of these matters. We could incur significant liabilities associated with adverse outcomes that exceed our products liability insurance coverage, which could adversely affect our operating results or results from discontinued operations and financial condition. The ultimate cost to us with respect to product liability claims could be materially different than the amount of the current estimates and accruals and could have a material adverse effect on our financial position, operating results or results from discontinued operations, and cash flows.
In the future, we may be subject to additional product liability claims. We also could experience a material design or manufacturing failure in our products, a quality system failure, other safety issues, or heightened regulatory scrutiny that would warrant a recall of some of our products. Product liability lawsuits and claims, safety alerts and product recalls, regardless of their ultimate outcome, could result in decreased demand for our products, injury to our reputation, significant litigation and other costs, substantial monetary awards to or costly settlements with patients, product recalls, loss of revenue, and the inability to commercialize new products or product candidates, and otherwise have a material adverse effect on our business and reputation and on our ability to attract and retain customers.
Our existing product liability insurance coverage may be inadequate to protect us from any liabilities we might incur.
If the product liability claims brought against us involve uninsured liabilities or result in liabilities that exceed our insurance coverage, our business, financial condition, and operating results could be materially and adversely affected. Further, such product liability matters may negatively impact our ability to obtain insurance coverage or cost-effective insurance coverage in future periods. We are presently in litigation with certain insurance carriers concerning the amount of coverage available to satisfy potential liabilities associated with the metal-on-metal hip claims against us. An unfavorable outcome in this litigation could have an adverse effect on our financial condition and results from discontinued operations if we ultimately are subject to liabilities associated with these claims that exceed coverage amounts not in dispute. In addition, on September 29, 2015, we received notice that the third insurance carrier in the tower for product liability insurance coverage relating to personal injury claims associated with fractures of legacy Wright's PROFEMUR® long titanium modular neck product (Modular Neck Claims) has asserted that the terms and conditions identified in its reservation of rights will preclude coverage for the Modular Neck Claims. We strongly dispute the carrier’s position and, in accordance with the dispute resolution provisions of the policy, have initiated an arbitration proceeding in London, England seeking payment of these funds. We continue to believe our contracts with our insurance carriers are enforceable for these claims; however, we would be responsible for any amounts that our insurance carriers do not cover or for the amount by which ultimate losses exceed the amount of our third-party insurance coverage. An unfavorable outcome in this matter could have an adverse effect on our financial condition and results from discontinued operations if we ultimately are subject to liabilities associated with these claims that exceed coverage amounts not in dispute.

MicroPort’s recall of certain sizes of its cobalt chrome modular neck devices due to alleged fractures could result in additional product liability claims against us and have resulted in an indemnification claim by MicroPort. Although we have contested these claims, adverse outcomes could harm our business and adversely affect our results from discontinued operations and financial condition.
In August 2015, MicroPort announced the voluntary recall of certain sizes of its PROFEMUR® Long Cobalt Chrome Modular Neck devices manufactured from June 15, 2009 to July 22, 2015. Because MicroPort did not acquire the OrthoRecon business until January 2014, many of the recalled devices were sold by legacy Wright prior to the acquisition by MicroPort. Under the asset purchase agreement with MicroPort, legacy Wright retained responsibility, as between it and MicroPort, for claims for personal injury relating to sales of these products prior to the acquisition. We were not consulted by MicroPort in connection with its recall, and we presently are aware of only four lawsuits alleging personal injury related to cobalt chrome neck fractures (two in the United States and two outside the United States). However, if the number of product liability claims alleging personal injury from fractures of cobalt chrome modular necks we sold prior to the MicroPort transaction were to become significant, this could have an adverse effect on our results from discontinued operations and financial condition. In addition, MicroPort filed a lawsuit against us seeking indemnification against losses arising from its recall and from the alleged fractures. We vigorously deny MicroPort’s claims; however, there can be no assurance we will be successful in defending against them. An adverse outcome in this litigation could adversely affect our results from discontinued operations and financial condition.
A competitor’s recall of its modular hip systems, and the liability claims and adverse publicity which ensued, could generate copycat claims against modular hip systems legacy Wright sold.
On July 6, 2012, Stryker Corporation announced the voluntary recall of its Rejuvenate Modular and ABG II modular neck hip stems citing risks including the potential for fretting and/or corrosion at or about the modular neck junction. Although Stryker’s recalled modular neck hip stems differ in design and material from the PROFEMUR® modular neck systems legacy Wright sold before divestiture of the OrthoRecon business, we have previously noted the risk that Stryker’s recall and the resultant publicity could negatively impact sales of modular neck systems of other manufacturers, including the PROFEMUR® system, and that Stryker’s action has increased industry focus on the safety of cobalt chrome modular neck products. We have carefully monitored the clinical performance of the PROFEMUR® modular neck hip system, which combine a cobalt chrome modular neck and a titanium stem. With over 33,000 units sold since this version was introduced in 2009, and an extremely low complaint rate, we remain confident in the safety and efficacy of this product. Nevertheless, in light of Stryker’s recall, the resulting product liability claims to which it has been subject, and the general negative publicity surrounding “metal-on-metal” articulating surfaces (which do not involve modular hip stems), there remains a risk that, even in the absence of clinical evidence, claims for personal injury relating to sales of these products before divestiture of the OrthoRecon business could increase, which could have an adverse effect on our financial condition and results from discontinued operations since legacy Wright retained responsibility, as between it and MicroPort, for these claims.
Although we believe the use of corporate entities in our corporate structure will preclude creditors of any one particular entity within our corporate structure from reaching the assets of the other entities within our corporate structure not liable for the underlying claims of the one particular entity, there is a risk that, despite our corporate structure, creditors could be successful in piercing the corporate veil and reaching the assets of such other entities, which could have an adverse effect on us and our operating results, results from discontinued operations, and financial condition.
We maintain separate legal entities within our overall corporate structure. We believe our ring-fenced structure with separate legal entities should preclude any corporate veil-piercing, alter ego, control person, or other similar claims by creditors of any one particular entity within our corporate structure from reaching the assets of the other entities within our corporate structure to satisfy claims of the one particular entity. However, if a court were to disagree and allow a creditor to pierce the corporate veil and reach the assets of such other entities within our corporate structure, despite such entities not being liable for the underlying claims, it could have a material adverse effect on us and our operating results, results from discontinued operations, and financial condition.

Failure to comply with the U.S. Foreign Corrupt Practices Act or other anticorruption laws could subject us to, among other things, penalties and legal expenses that could harm our reputation and have a material adverse effect on our business, operating results and financial condition.
Our international operations expose us to legal and regulatory risks. These risks include the risk that our international distributors could engage in conduct violative of U.S. or local laws, including the U.S. Foreign Corrupt Practices Act (FCPA). Our U.S. operations, including those of our U.S. operating subsidiaries, are subject to the FCPA, which generally prohibits covered entities and their intermediaries from engaging in bribery or making other prohibited payments to foreign officials for the purpose of obtaining or retaining business or other benefits. In addition, the FCPA imposes accounting standards and requirements on publicly-traded U.S. corporations and their foreign affiliates, which are intended to prevent the diversion of corporate funds to the payment of bribes and other improper payments, and to prevent the establishment of “off books” slush funds from which such improper payments can be made. We also are subject to similar anti-corruption legislation implemented in Europe under the Organization for Economic Co-operation and Development’s Convention on Combating Bribery of Foreign Public Officials in International Business Transactions. We either operate or plan to operate in a number of jurisdictions that pose a high risk of potential violations of the FCPA and other anti-corruption laws, and we utilize a number of third-party sales representatives for whose actions we could be held liable under the FCPA. We inform our personnel and third-party sales representatives of the requirements of the FCPA and other anti-corruption laws, including, but not limited to their reporting requirements. We also have developed and will continue to develop and implement systems for formalizing contracting processes, performing due diligence on agents, and improving our recordkeeping and auditing practices regarding these regulations. However, there is no guarantee that our employees, third-party sales representatives, or other agents have not or will not engage in conduct undetected by our processes and for which we might be held responsible under the FCPA or other anti-corruption laws. Failure to comply with the FCPA or other anti-corruption laws could subject us to, among other things, penalties and legal expenses that could harm our reputation and have a material adverse effect on our business, financial condition, and operating results.
If our employees, third-party sales representatives, or other agents are found to have engaged in such practices, we could suffer severe penalties, including criminal and civil penalties, disgorgement, and other remedial measures, including further changes or enhancements to our procedures, policies and controls, as well as potential personnel changes and disciplinary actions. Recent investigations of companies in our industry by the SEC and the U.S. Department of Justice have focused on potential FCPA violations in connection with the sale of medical devices in foreign countries. We believe we have compliance systems, which enable us to prevent these behaviors. However, if despite our efforts we are not successful in mitigating these risks, we could become the target of enforcement actions by U.S. or local authorities. Any investigation of any potential violations of the FCPA or other anti-corruption laws by U.S. or foreign authorities could have a material adverse effect on our business, operating results, and financial condition.
Certain foreign companies, including some of our competitors, are not subject to prohibitions as strict as those under the FCPA or, even if subjected to strict prohibitions, such prohibitions may be laxly enforced in practice. If our competitors engage in corruption, extortion, bribery, pay-offs, theft, or other fraudulent practices, they may receive preferential treatment from personnel of some companies, giving our competitors an advantage in securing business, or from government officials, who might give them priority in obtaining new licenses, which would put us at a disadvantage.
A significant portion of our product sales are made through independent distributors and sales agents who we do not control.
A significant portion of our product sales are made through independent sales representatives and distributors. Because the independent distributor often controls the customer relationships within its territory (and, in certain countries outside the United States, the regulatory relationship), there is a risk that if our relationship with the distributor ends, our relationship with the customer will be lost (and, in certain countries outside the United States, that we could experience delays in amending or transferring our product registrations). Also, because we do not control a distributor’s field sales agents, there is a risk we will be unable to ensure that our sales processes, compliance, and other priorities will be consistently communicated and executed by the distributor. If we fail to maintain relationships with our key distributors, or fail to ensure that our distributors adhere to our sales processes, compliance, and other priorities, this could have an adverse effect on our operations. In the past, we have experienced turnover within our independent distributor organization. This adversely affected our short-term financial results as we transitioned to direct sales employees or new independent representatives. In addition, legacy Tornier recently transitioned to direct selling models in certain geographies and recently transitioned its U.S. sales channel towards focusing separately on upper and lower extremities products. While we believe these transitions were managed effectively and position us to leverage our sales force and broad portfolio, there is a risk that these or future transitions could have a greater adverse effect on our operations than we have previously experienced or anticipate. Further, the legacy independent distributors and sales agents of Wright and Tornier may decide not to renew or may decide to seek to terminate, change and/or renegotiate their relationships with us as a result of the merger. A loss of a significant number of our distributors or agents could have a material adverse effect on our business and results of operations.
In addition, our success is partially dependent upon our ability to retain and motivate our distributors, independent sales agencies, and their representatives to sell our products in certain territories. They may not be successful in implementing our marketing plans. Some of our distributors and independent sales agencies do not sell our products exclusively and may offer similar products from other orthopaedic companies. Our distributors and independent sales agencies may terminate their contracts with us, may devote insufficient sales efforts to our products, or may focus their sales efforts on other products that produce greater commissions for them, which could have an adverse effect on our operations and operating results.
Allegations of wrongdoing by the United States Department of Justice and Office of the Inspector General of the United States Department of Health and Human Services and related publicity could lead to further governmental investigations or actions by other third parties.
As a result of the allegations of wrongdoing made by the United States Attorney’s Office for the District of New Jersey and the publicity surrounding legacy Wright's settlement with the United States Department of Justice and OIG-HHS, and amendments to the Deferred Prosecution Agreement and Corporate Integrity Agreement, other governmental agencies, including state authorities, could conduct investigations or institute proceedings that are not precluded by the terms of settlements reflected in the Deferred Prosecution Agreement and the CIA. In August 2012, legacy Wright received a subpoena from the United States Attorney’s Office for the Western District of Tennessee requesting records and documentation relating to the PROFEMUR® series of hip replacement devices for the period from January 1, 2000 to August 2, 2012. These interactions with the authorities could increase our exposure to lawsuits by potential whistleblowers, including under the U.S. Federal False Claims Act, based on new theories or allegations arising from the allegations made by the United States Attorney’s Office for the District of New Jersey. The costs of defending or resolving any such investigations or proceedings could have a material adverse effect on our financial condition, operating results and cash flows.
If we lose any existing or future intellectual property lawsuits, a court could require us to pay significant damages or prevent us from selling our products.
The medical device industry is litigious with respect to patents and other intellectual property rights. Companies in the medical device industry have used intellectual property litigation to gain a competitive advantage.
We are party to claims and lawsuits involving patents or other intellectual property. Legal proceedings, regardless of the outcome, could drain our financial resources and divert the time and effort of our management. If we lose one of these proceedings, a court, or a similar foreign governing body, could require us to pay significant damages to third parties, indemnify third parties from loss, require us to seek licenses from third parties, pay ongoing royalties, redesign our products, or prevent us from manufacturing, using or selling our products. In addition to being costly, protracted litigation to defend or prosecute our intellectual property rights could result in our customers or potential customers deferring or limiting their purchase or use of the affected products until resolution of the litigation.
If our patents and other intellectual property rights do not adequately protect our products, we may lose market share to our competitors and be unable to operate our business profitably.
We rely on patents, trade secrets, copyrights, know-how, trademarks, license agreements, and contractual provisions to establish our intellectual property rights and protect our products. These legal means, however, afford only limited protection and may not completely protect our rights. In addition, we cannot be assured that any of our pending patent applications will issue. The U.S. Patent and Trademark Office may deny or require a significant narrowing of the claims in its pending patent applications and the patents issuing from such applications. Any patents issuing from the pending patent applications may not provide us with significant commercial protection. We could incur substantial costs in proceedings before the U.S. Patent and Trademark Office. These proceedings could result in adverse decisions as to the priority of our inventions and the narrowing or invalidation of claims in issued patents. In addition, the laws of some of the countries in which our products are or may be sold may not protect our intellectual property to the same extent as U.S. laws or at all. We also may be unable to protect our rights in trade secrets and unpatented proprietary technology in these countries.
In addition, we hold licenses from third parties that are necessary to utilize certain technologies used in the design and manufacturing of some of our products. The loss of such licenses would prevent us from manufacturing, marketing, and selling these products, which could harm our business. If we, or the other parties from whom we would license intellectual property, fail to obtain and maintain adequate patent or other intellectual property protection for intellectual property used in our products, or if any protection is reduced or eliminated, others could use the intellectual property used in our products, resulting in harm to our competitive business position.
We seek to protect our trade secrets, know-how, and other unpatented proprietary technology, in part, with confidentiality agreements with our employees, independent distributors, and consultants. We cannot be assured, however, that the agreements will not be breached, adequate remedies for any breach would be available, or our trade secrets, know-how, and other unpatented proprietary technology will not otherwise become known to or independently developed by our competitors.
If we lose one of our key suppliers, we may be unable to meet customer orders for our products in a timely manner or within our budget, which could adversely affect our sales and operating results.
We have relied on a limited number of suppliers for the components used in our products. Our reconstructive joint devices are produced from various surgical grades of titanium, cobalt chrome, stainless steel, various grades of high-density polyethylenes and ceramics. We have relied on one source to supply us with a certain grade of cobalt chrome alloy, one supplier for the silicone elastomer used in some of our extremities products, one supplier for our pyrocarbon products, and one supplier to provide a key ingredient of AUGMENT® Bone Graft. The manufacture of our products is highly exacting and complex, and our business could suffer if a sole source supply arrangement is unexpectedly terminated or interrupted, and we are unable to obtain an acceptable new source of supply in a timely fashion.

In December 2013, we received written notice from Novartis of its intent to terminate, effective December 1, 2015, the exclusive supply agreement under which we purchase from Novartis purified bulk recombinant human platelet-derived growth factor (rhPDGF-BB), which is a key component of AUGMENT® Bone Graft. Our supplier was contractually required to meet our supply requirements until the termination date, and to use commercially reasonable efforts to assist us in identifying a new supplier and support the transfer of technology and supporting documentation to produce this component. Our transition to a new supplier is well underway with full cooperation from the current as well as the new supplier. We believe the current supplier has produced sufficient product to meet our production needs for the interim period until a new supplier is brought on line.
Our biologic product line includes a single sourced supplier for our GRAFTJACKET® family of soft tissue repair and graft containment products. In addition, certain biologic products depend upon a single supplier as our source for demineralized bone matrix (DBM) and cancellous bone matrix (CBM), and any failure to obtain DBM and CBM from this source in a timely manner will deplete levels of on-hand raw materials inventory and could interfere with our ability to process and distribute allograft products. We rely on a single not-for-profit tissue bank to meet all of our DBM and CBM order requirements, a key component in the allograft products we currently produce, market, and distribute. In addition, we rely on a single supplier of soft tissue graft for BIOTAPE® XM.
We cannot be sure that our supply of DBM, CBM and soft tissue graft for BIOTAPE® XM will continue to be available at current levels or will be sufficient to meet our needs, or that future suppliers of DBM, CBM, and soft tissue graft for BIOTAPE® XM will be free from FDA regulatory action impacting their sale of DBM, CBM and soft tissue graft for BIOTAPE® XM. As there are a small number of suppliers, if we cannot continue to obtain DBM, CBM, and soft tissue graft for BIOTAPE® XM from our current sources in volumes sufficient to meet our needs, we may not be able to locate replacement sources of DBM, CBM, and soft tissue graft for BIOTAPE® XM on commercially reasonable terms, if at all. This could interrupt our business, which could adversely affect our sales.
Suppliers of raw materials and components may decide, or be required, for reasons beyond our control to cease supplying raw materials and components to us. FDA regulations may require additional testing of any raw materials or components from new suppliers prior to our use of these materials or components, and in the case of a device with a PMA application, we may be required to obtain prior FDA permission, either of which could delay or prevent our access to or use of such raw materials or components.
We are dependent on various information technology systems, and failures of, interruptions to, or unauthorized tampering of those systems could have a material adverse effect on our business.
We rely extensively on information technology systems to conduct business. These systems include, but are not limited to, ordering and managing materials from suppliers, converting materials to finished products, shipping products to customers, processing transactions, summarizing and reporting results of operations, complying with regulatory, legal or tax requirements, and providing data security and other processes necessary to manage our business. Legacy Tornier recently implemented a new enterprise resource planning system (ERP) across its significant operating locations. As a result of this recent implementation and the recently completed Wright/Tornier merger, we may experience difficulties in our business operations, or difficulties in operating our business under the ERP, either of which could disrupt our operations, including our ability to timely ship and track product orders, project inventory requirements, manage our supply chain, and otherwise adequately service our customers, and lead to increased costs and other difficulties. In the event we experience significant disruptions as a result of the ERP implementation or otherwise, we may not be able to fix our systems in an efficient and timely manner. Accordingly, such events may disrupt or reduce the efficiency of our entire operations and have a material adverse effect on our operating results and cash flows. In addition, if our systems are damaged or cease to function properly due to any number of causes, ranging from catastrophic events to power outages to security breaches, and our business continuity plans do not effectively compensate timely, we may suffer interruptions in our ability to manage operations.
Fluctuations in insurance cost and availability could adversely affect our profitability or our risk management profile.
We hold a number of insurance policies, including product liability insurance, directors’ and officers’ liability insurance, property insurance, and workers’ compensation insurance. If the costs of maintaining adequate insurance coverage should increase significantly in the future, our operating results could be materially adversely impacted. Likewise, if any of our current insurance coverage should become unavailable to us or become economically impractical, we would be required to operate our business without indemnity from commercial insurance providers.

Modifications to our marketed devices may require FDA regulatory clearances or approvals or require us to cease marketing or recall the modified devices until such additional clearances or approvals are obtained.
The FDA requires device manufacturers to make a determination of whether or not a modification to a cleared and commercialized medical device requires a new approval or clearance. However, the FDA can review a manufacturer’s decision not to submit for additional approvals or clearances. Any modification to an FDA approved or cleared device that would significantly affect its safety or efficacy or that would constitute a major change in its intended use would require a new PMA or 510(k) clearance and could be considered misbranded if the modified device is commercialized and such additional approval or clearance was not obtained. We cannot assure you that the FDA will agree with our decisions not to seek approvals or clearances for particular device modifications or that we will be successful in obtaining additional approvals or 510(k) clearances for modifications.
We obtained 510(k) premarket clearance for certain devices we market or marketed in the United States. We have subsequently modified some of those devices or device labeling since obtaining 510(k) clearance under the view that these modifications did not significantly affect the safety or efficacy of the device, and did not require new approvals or clearances. If the FDA disagrees with our decisions and requires us to obtain additional premarket approvals or 510(k) clearances for any modifications to our products and we fail to obtain such approvals or clearances or fail to secure approvals or clearances in a timely manner, we may be required to cease manufacturing and marketing the modified device or to recall such modified device until we obtain FDA approval or clearance and we may be subject to significant regulatory fines or penalties.
Although our Corporate Integrity Agreement expired, if we were found to have breached it, we may be subject to criminal prosecution and/or exclusion from U.S. federal healthcare programs.
On September 29, 2010, Wright Medical Technology, Inc. entered into a 12-month Deferred Prosecution Agreement with the United States Attorney’s Office for the District of New Jersey (USAO). On September 15, 2011, WMT reached an agreement with the USAO and the OIG-HHS under which WMT voluntarily agreed to extend the term of its the Deferred Prosecution Agreement for 12 months. On October 4, 2012, the USAO issued a press release announcing that the amended Deferred Prosecution Agreement expired on September 29, 2012, that the USAO had moved to dismiss the criminal complaint against WMT because WMT had fully complied with the terms of the Deferred Prosecution Agreement, and that the court had ordered dismissal of the complaint on October 4, 2012. On September 29, 2010, WMT also entered into a five-year Corporate Integrity Agreement with the Office of the Inspector General of the United States Department of Health and Human Services. The CIA was filed as Exhibit 10.2 to legacy Wright's Current Report on Form 8-K filed on September 30, 2010. The CIA expired on September 29, 2015 and on January 27, 2016, we received notification from the OIG-HHS that the term of the CIA has concluded. While the term of the CIA has concluded, our failure to continue to maintain compliance with U.S. healthcare laws, regulations and other requirements in the future could expose us to significant liability, including, but not limited to, exclusion from federal healthcare program participation, including Medicaid and Medicare, potential prosecution, civil and criminal fines or penalties, as well as additional litigation cost and expense, which would have a material adverse effect on our financial condition, operating results and cash flows.

The European Union and many of its world markets rely on the CE-Mark as the path to market our products.
The European Medical Device Directive requires that many of our products that bear the CE-Mark be supported by post-market clinical data. We are in the process of implementing systems and procedures to control this activity in order to comply with these requirements, including establishing contractual relationships with the healthcare provider clinical study sites in accordance with our internal compliance requirements. We intend to obtain the needed clinical data to support our marketed products, but there can be no assurance that European regulators will accept the results. This could potentially impact business performance. In addition, changes to the certification and oversight responsibilities of notified bodies presently under consideration by the European Commission, if implemented, could result in more stringent notified body oversight requirements, require additional resources to maintain compliance, and increase the risk of negative audit observations.
Our biologics business is subject to emerging governmental regulations that can significantly impact our business.
The FDA has statutory authority to regulate allograft-based products, processing, and materials. The FDA, European Union and Health Canada have been working to establish more comprehensive regulatory frameworks for allograft-based, tissue-containing products, which are principally derived from cadaveric tissue. The framework developed by the FDA establishes risk-based criteria for determining whether a particular human tissue-based product will be classified as human tissue, a medical device, or biologic drug requiring 510(k) clearance or PMA approval. All tissue-based products are subject to extensive FDA regulation, including establishment of registration requirements, product listing requirements, good tissue practice requirements for manufacturing, and screening requirements that ensure that diseases are not transmitted to tissue recipients. The FDA has also proposed extensive additional requirements addressing sub-contracted tissue services, traceability to the recipient/patient, and donor records review. If a tissue-based product is considered human tissue, FDA requirements focus on preventing the introduction, transmission, and spread of communicable diseases to recipients. Clinical data or review of safety and efficacy is not required before the tissue can be marketed. However, if tissue is considered a medical device or biologic drug, then FDA clearance or approval is required.
Additionally, our biologics business involves the procurement and transplantation of allograft tissue, which is subject to federal regulation under the National Organ Transplant Act (NOTA). NOTA prohibits the sale of human organs, including bone and other human tissue, for valuable consideration within the meaning of NOTA. NOTA permits the payment of reasonable expenses associated with the transportation, processing, preservation, quality control, and storage of human tissue. We currently charge our customers for these expenses. In the future, if NOTA is amended or reinterpreted, we may not be able to charge these expenses to our customers, and, as a result, our business could be adversely affected.
Our principal allograft-based biologics offerings include ALLOMATRIX®, GRAFTJACKET® and IGNITE® products.
The results of our clinical trials may not support our product claims or may result in the discovery of adverse side effects.
Our ongoing research and development, pre-clinical testing, and clinical trial activities are subject to extensive regulation and review by numerous governmental authorities both in the United States and abroad. We are currently conducting post-market clinical studies of some of our products to gather additional information about these products’ safety, efficacy, or optimal use. In the future we may conduct additional clinical trials to support approval of new products. Clinical studies must be conducted in compliance with FDA regulations or the FDA may take enforcement action. The data collected from these clinical trials may ultimately be used to support market approval or clearance for these products or gather additional information about approved or cleared products. Even if our clinical trials are completed as planned, we cannot be certain that their results will support our product claims or that the FDA or foreign authorities will agree with our conclusions regarding them. Success in pre-clinical testing and early clinical trials does not always ensure that later clinical trials will be successful, and we cannot be sure that the later trials will replicate the results of prior trials and studies. The clinical trial process may fail to demonstrate that our products are safe and effective for the proposed indicated uses, which could cause us to abandon a product and may delay development of others. Any delay or termination of our clinical trials will delay the filing of our product submissions and, ultimately, our ability to commercialize our products and generate revenue. It is also possible that patients enrolled in clinical trials will experience adverse side effects that are not currently part of the product’s profile.
If the third parties on which we rely to conduct our clinical trials and to assist us with clinical development do not perform as contractually required or expected, we may not be able to obtain, or in some cases, maintain regulatory clearance or approval for or commercialize our products.
We often must rely on third parties, such as contract research organizations, medical institutions, clinical investigators, and contract laboratories to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if these third parties need to be replaced, or if the quality or accuracy of the data they obtain is compromised due to their failure to adhere to our clinical protocols or regulatory requirements, or for other reasons, our pre-clinical and clinical development activities or clinical trials may be extended, delayed, suspended, or terminated, and we may not be able to obtain or, in some cases maintain, regulatory clearance or approval for, or successfully commercialize, our products on a timely basis, if at all, and our business, operating results, and prospects may be adversely affected. Furthermore, our third-party clinical trial investigators may be delayed in conducting our clinical trials for reasons outside of their control.
If we fail to compete successfully in the future against our existing or potential competitors, our sales and operating results may be negatively affected, and we may not achieve future growth.
The markets for our products are highly competitive and subject to rapid and profound technological change. Our success depends, in part, on our ability to maintain a competitive position in the development of technologies and products for use by our customers. Many of the companies developing or marketing competitive products enjoy several competitive advantages over us, including greater financial and human resources for product development and sales and marketing; greater name recognition; established relationships with surgeons, hospitals and third-party payors; broader product lines and the ability to offer rebates or bundle products to offer greater discounts or incentives to gain a competitive advantage; and established sales and marketing and distribution networks. Some of our competitors have indicated an increased focus on the extremities and biologics markets, which are our primary strategic focus. Our competitors may develop and patent processes or products earlier than us, obtain regulatory clearances or approvals for competing products more rapidly than us, develop more effective or less expensive products or technologies that render our technology or products obsolete or non-competitive or acquire technologies and technology licenses complementary to our products or advantageous to our business, which could adversely affect our business and operating results. Not all of our sales and other personnel have non-compete agreements. We also compete with other organizations in recruiting and retaining qualified scientific, sales, and management personnel. If our competitors are more successful than us in these matters, we may be unable to compete successfully against our existing or future competitors. In addition, the orthopaedic industry has been subject to increasing consolidation recently and over the last few years. Consolidation in our industry not involving our company could result in existing competitors increasing their market share through business combinations and result in stronger competitors, which could have a material adverse effect on our business, financial condition, and operating results. We may be unable to compete successfully in an increasingly consolidated industry and cannot predict with certainty how industry consolidation will affect our competitors or us.
We operate in markets outside the United States that are subject to political, economic, and social instability and expose us to additional risks.
Operations in countries outside of the United States accounted for approximately 28% of our net sales for our fiscal year ended December 27, 2015. Our operations outside of the United States are accompanied by certain financial and other risks. We intend to continue to pursue growth opportunities in sales outside the United States, especially in emerging markets, which could expose us to greater risks associated with international sales operations. Our international sales operations expose us and our representatives, agents, and distributors to risks inherent in operating in foreign jurisdictions. These risks include:

•	the imposition of additional U.S. and foreign governmental controls or regulations on orthopaedic implants and biologic products;

•	new export license requirements;

•
the imposition of U.S. or international sanctions against a country, company, person, or entity with whom we do business that would restrict or prohibit continued business with that country, company, person, or entity;

•	economic instability, including currency risk between the U.S. dollar and foreign currencies, in our target markets;

•	the imposition of restrictions on the activities of foreign agents, representatives, and distributors;

•	scrutiny of foreign tax authorities, which could result in significant fines, penalties, and additional taxes being imposed upon us;

•	a shortage of high-quality international salespeople and distributors;

•	loss of any key personnel who possess proprietary knowledge or are otherwise important to our success in international markets;

•
changes in third-party reimbursement policy that may require some of the patients who receive our products to directly absorb medical costs or that may necessitate our reducing selling prices for our products;

•	unexpected changes in foreign regulatory requirements;

•	differing local product preferences and product requirements;

•	changes in tariffs and other trade restrictions, particularly related to the exportation of our biologic products;

•	work stoppages or strikes in the healthcare industry, such as those that have affected our operations in France, Canada, Korea, and Finland in the past;

•	difficulties in enforcing and defending intellectual property rights;

•	foreign currency exchange controls that might prevent us from repatriating cash earned in countries outside the Netherlands;

•	complex data privacy requirements and labor relations laws; and

•	exposure to different legal and political standards due to our conducting business in over 50 countries.

Since we conduct operations through U.S. operating subsidiaries, not only are we subject to the laws of non-U.S. jurisdictions, but we also are subject to U.S. laws governing our activities in foreign countries, such as the FCPA, as well as various import-export laws, regulations, and embargoes. If our business activities were determined to violate these laws, regulations, or rules, we could suffer serious consequences.
Healthcare regulation and reimbursement for medical devices vary significantly from country to country. This changing environment could adversely affect our ability to sell our products in some jurisdictions.
We have a significant amount of indebtedness. We may not be able to generate enough cash flow from our operations to service our indebtedness, and we may incur additional indebtedness in the future, which could adversely affect our business, financial condition, and operating results.
We have a significant amount of indebtedness, including $60 million in aggregate principal with additional accrued interest under WMG’s 2.00% Convertible Senior Notes due 2017 (2017 Notes) and $632.5 million in aggregate principal with additional accrued interest under WMG’s 2.00% Convertible Senior Notes due 2020, which Wright Medical Group N.V. has guaranteed (2020 Notes, together with the 2017 Notes, the Notes). Our ability to make payments on, and to refinance, our indebtedness, including the Notes, and our ability to fund planned capital expenditures, contractual cash obligations, research and development efforts, working capital, acquisitions, and other general corporate purposes depends on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors, some of which are beyond our control. If we do not generate sufficient cash flow from operations or if future borrowings are not available to us in an amount sufficient to pay our indebtedness, including payments of principal upon conversion of outstanding Notes or on their respective maturity dates or in connection with a transaction involving us that constitutes a fundamental change under the respective indenture governing the Notes, or to fund our liquidity needs, we may be forced to refinance all or a portion of our indebtedness, including the Notes, on or before the maturity dates thereof, sell assets, reduce or delay capital expenditures, seek to raise additional capital, or take other similar actions. We may not be able to execute any of these actions on commercially reasonable terms or at all. Our ability to refinance our indebtedness will depend on our financial condition at the time, the restrictions in the instruments governing our indebtedness, and other factors, including market conditions. In addition, in the event of a default under the Notes, the holders and/or the trustee under the indentures governing the Notes may accelerate payment obligations under the Notes, which could have a material adverse effect on our business, financial condition, and operating results. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance or restructure our obligations on commercially reasonable terms or at all, would likely have an adverse effect, which could be material, on our business, financial condition, and operating results.
In addition, our significant indebtedness, combined with our other financial obligations and contractual commitments, could have other important consequences. For example, it could:

•	make us more vulnerable to adverse changes in general U.S. and worldwide economic, industry, and competitive conditions and adverse changes in government regulation;

•	limit our flexibility in planning for, or reacting to, changes in our business and our industry;

•	restrict our ability to make strategic acquisitions or dispositions or to exploit business opportunities;

•	place us at a competitive disadvantage compared to our competitors who have less debt; and

•
limit our ability to borrow additional amounts for working capital, capital expenditures, contractual obligations, research and development efforts, acquisitions, debt service requirements, execution of our business strategy, or other purposes.

Any of these factors could materially and adversely affect our business, financial condition, and operating results. In addition, we may incur additional indebtedness, and if we do, the risks related to our business and our ability to service our indebtedness would increase.
In addition, under our Notes, we are required to offer to repurchase the Notes upon the occurrence of a fundamental change, which could include, among other things, any acquisition of ours for consideration other than publicly traded securities. The repurchase price must be paid in cash, and this obligation may have the effect of discouraging, delaying, or preventing an acquisition of ours that would otherwise be beneficial to our security holders.
A failure to comply with the covenants and other provisions of the indentures governing the Notes could result in events of default under such indentures, which could require the immediate repayment of our outstanding indebtedness. If we are at any time unable to generate sufficient cash flows from operations to service our indebtedness when payment is due, we may be required to attempt to renegotiate the terms of the indentures and other agreements relating to the indebtedness, seek to refinance all or a portion of the indebtedness, or obtain additional financing. There can be no assurance that we will be able to successfully renegotiate such terms, that any such refinancing would be possible, or that any additional financing could be obtained on terms that are favorable or acceptable to us.
Hedge and warrant transactions entered into in connection with the issuance of our Notes may affect the value of our ordinary shares.
In connection with the issuance of the 2020 Notes, WMG entered into hedge transactions with various financial institutions with the objective of reducing the potential dilutive effect of issuing WMG common stock upon conversion of the 2020 Notes and the potential cash outlay from the cash conversion of the 2020 Notes. WMG also entered into separate warrant transactions with the same financial institutions. These hedge and warrant transactions were subject to certain modifications as a result of the consummation of the Wright/Tornier merger.
In connection with the hedge and warrant transactions associated with the 2020 Notes, these financial institutions purchased WMG common stock in secondary market transactions and entered into various over-the-counter derivative transactions with respect to WMG common stock. As a result of the completion of the Wright/Tornier merger, the WMG common stock converted into our ordinary shares. These entities or their affiliates are likely to modify their hedge positions from time to time prior to conversion or maturity of the 2020 Notes by purchasing and selling our ordinary shares, other of our securities, or other instruments they may wish to use in connection with such hedging. Any of these transactions and activities could adversely affect the value of our ordinary shares and, as a result, the number and value of the ordinary shares holders will receive upon conversion of the 2020 Notes. In addition, subject to movement in the price of our ordinary shares, if the hedge transactions settle in our favor, we could be exposed to credit risk related to the other party with respect to the payment we are owed from such other party. If any of the participants in the hedge transactions is unwilling or unable to perform its obligations for any reason, we would not be able to receive the benefit of such transaction. We cannot provide any assurances as to the financial stability or viability of any of the participants in the hedge transactions.

Cash payments we may be required to make upon conversion or maturity of our outstanding 2017 Notes would result in a reduction of our cash available to fund business operations.
WMG has $60 million in aggregate principal amount of cash convertible senior notes due 2017 outstanding. In August 2012, in connection with the issuance of the 2017 Notes, WMG entered into hedge and warrant transactions with various financial institutions designed to reduce its exposure to potential cash payments in excess of the principal amount of these notes that it may be required to make upon conversion. These hedge and warrant transactions, however, were terminated in February 2015 when WMG repurchased $240 million aggregate principal amount of the 2017 Notes. Accordingly, if holders convert their 2017 Notes prior to maturity, WMG may be required to make cash payments to those holders in excess of the principal amount of the converted notes. The timing of any cash payments that WMG is required to make upon conversion of the outstanding 2017 Notes is uncertain, and any such payments or payments WMG is required to make upon maturity of the 2017 Notes will reduce the cash available to fund our business operations. In addition, the 2017 Notes mature on August 15, 2017 and no assurance can be provided that we will have sufficient cash to fund the maturity payments at that time.
Rating agencies may provide unsolicited ratings on the Notes that could reduce the market value or liquidity of our ordinary shares.
We have not requested a rating of the Notes from any rating agency and we do not anticipate that the Notes will be rated. However, if one or more rating agencies independently elects to rate the Notes and assigns the Notes a rating lower than the rating expected by investors, or reduces such rating in the future, the market price or liquidity of our Notes and ordinary shares could be harmed. Should a decline in the market price of our Notes, as compared to the price of our ordinary shares occur, this may trigger the right of the holders of our Notes to convert such notes into cash and ordinary shares, as applicable.
We likely will need additional financing to satisfy our anticipated future liquidity requirements, which may not be available on favorable terms at the time it is needed and which could reduce our operational and strategic flexibility.
Although it is difficult for us to predict our future liquidity requirements, we believe that our cash and cash equivalents balance of approximately $139.8 million as of December 27, 2015 will be sufficient for at least the next 12 months to fund our working capital requirements and operations, permit anticipated capital expenditures in 2016 and meet our anticipated contractual cash obligations in 2016. We may face liquidity challenges during the next few years in light of anticipated significant contingent liabilities and financial obligations and commitments, including among others, acquisition-related contingent consideration payments, payments related to our outstanding indebtedness, and costs and payments related to pending litigation.

In the event that we would require additional working capital to fund future operations, we could seek to acquire that through additional equity or debt financing arrangements which may or may not be available on favorable terms at such time. If we raise additional funds by issuing equity securities, our shareholders may experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt, in addition to those under our existing indentures. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our shareholders. If we do not have, or are not able to obtain, sufficient funds, we may have to delay development or commercialization of our products or scale back our operations.
Worldwide economic instability could adversely affect our net sales, financial condition, or results of operations.
The health of the global economy, and the credit markets and the financial services industry in particular, affects our business and operating results. While the health of the credit markets and the financial services industry appears to have stabilized, there is no assurance that it will remain stable and there can be no assurance that there will not be deterioration in the global economy. If the credit markets are not favorable, we may be unable to raise additional financing when needed or on favorable terms. Our customers may experience financial difficulties or be unable to borrow money to fund their operations which may adversely impact their ability to purchase our products or to pay for our products on a timely basis, if at all. In addition, any economic crisis could also adversely impact our suppliers’ ability to provide us with materials and components, either of which may negatively impact our business. As with our customers and vendors, these economic conditions make it more difficult for us to accurately forecast and plan our future business activities. Further, there are concerns for the overall stability and suitability of the Euro as a single currency, given the economic and political challenges facing individual Eurozone countries. Continuing deterioration in the creditworthiness of the Eurozone countries, the withdrawal of one or more member countries from the European Union, or the failure of the Euro as a common European currency could adversely affect our sales, financial condition, or operating results.
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
We are continually engaged in product development and improvement programs, and new products represent a significant component of our sales growth rate. We may be unable to compete effectively with our competitors unless we can keep up with existing or new products and technologies in the orthopaedic market. If we do not continue to introduce new products and technologies, or if those products and technologies are not accepted, we may not be successful. Moreover, research and development efforts may require a substantial investment of time and resources before we are adequately able to determine the commercial viability of a new product, technology, material, or innovation. Demand for our products also could change in ways we may not anticipate due to evolving customer needs, changing demographics, slow industry growth rates, declines in the extremities and biologics market, the introduction of new products and technologies, evolving surgical philosophies, and evolving industry standards, among others. Additionally, our competitors’ new products and technologies may beat our products to market, may be more effective or less expensive than our products, or may render our products obsolete. Our new products and technologies also could render our existing products obsolete and thus adversely affect sales of our existing products and lead to increased expense for excess and obsolete inventory.
Our inability to maintain contractual relationships with healthcare professionals could have a negative impact on our research and development and medical education programs.
We maintain contractual relationships with respected surgeons and medical personnel in hospitals and universities who assist in product research and development and in the training of surgeons on the safe and effective use of our products. We continue to place emphasis on the development of proprietary products and product improvements to complement and expand our existing product lines as well as providing high quality training on those products. If we are unable to maintain these relationships, our ability to develop and market new and improved products and train on the use of those products could decrease, and our future operating results could be unfavorably affected. In addition, it is possible that U.S. federal and state and international laws requiring us to disclose payments or other transfers of value, such as free gifts or meals, to surgeons and other healthcare providers could have a chilling effect on these relationships with individuals or entities that may, among other things, want to avoid public scrutiny of their financial relationships with us.
Our business could suffer if the medical community does not continue to accept allograft technology.
New allograft products, technologies, and enhancements may never achieve broad market acceptance due to numerous factors, including:

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

Market acceptance also will depend on the ability to demonstrate that existing and new allograft products and technologies are attractive alternatives to existing tissue repair treatment options. To demonstrate this, we rely upon surgeon evaluations of the clinical safety, efficacy, ease of use, reliability, and cost effectiveness of our tissue repair options and technologies. Recommendations and endorsements by influential surgeons are important to the commercial success of allograft products and technologies. In addition, several countries, notably Japan, prohibit the use of allografts. If allograft products and technologies are not broadly accepted in the marketplace, we may not achieve a competitive position in the market.
If adequate levels of reimbursement from third-party payors for our products are not obtained, surgeons and patients may be reluctant to use our products and our sales may decline.
In the United States, healthcare providers who purchase our products generally rely on third-party payors, principally U.S. federally-funded Medicare, state-funded Medicaid, and private health insurance plans, to pay for all or a portion of the cost of joint reconstructive procedures and products utilized in those procedures. We may be unable to sell our products on a profitable basis if third-party payors deny coverage or reduce their current levels of reimbursement. Our sales depend largely on governmental healthcare programs and private health insurers reimbursing patients’ medical expenses. Surgeons, hospitals, and other healthcare providers may not purchase our products if they do not receive appropriate reimbursement from third-party payors for procedures using our products. In light of healthcare reform measures, payors continue to review their coverage policies for existing and new therapies and may deny coverage for treatments that include the use of our products.
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
If adequate levels of reimbursement from third-party payors outside of the United States are not obtained, international sales of our products may decline. Outside of the United States, reimbursement systems vary significantly by country. Many foreign markets have government-managed healthcare systems that govern reimbursement for medical devices and procedures. Canada, and some European and Asian countries, in particular France, Japan, Taiwan, and Korea, have tightened reimbursement rates. Additionally, Brazil, China, Russia, and the United Kingdom have recently begun landmark reforms that will significantly alter their healthcare systems. Finally, some foreign reimbursement systems provide for limited payments in a given period and therefore result in extended payment periods.
Our business could be significantly and adversely impacted by healthcare reform legislation.
Comprehensive healthcare reform legislation has significantly and adversely impacted our business. For example, the Affordable Care Act imposed a 2.3% excise tax on U.S. sales of medical devices. Although the medical device excise tax was recently suspended for two years, it is possible that the suspension may be lifted or expire. The Affordable Care Act also includes numerous provisions to limit Medicare spending through reductions in various fee schedule payments and by instituting more sweeping payment reforms, such as bundled payments for episodes of care and the establishment of “accountable care organizations” under which hospitals and physicians will be able to share savings that result from cost control efforts. Many of these provisions will be implemented through the regulatory process, and policy details have not yet been finalized. Various healthcare reform proposals have also emerged at the state level. We cannot predict with certainty the impact that these U.S. federal and state health reforms will have on us. However, an expansion in government’s role in the U.S. healthcare industry may lower reimbursements for products, reduce medical procedure volumes, and adversely affect our business and operating results, possibly materially.
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
Our future success depends, in part, upon our ability to retain and motivate key managerial, scientific, sales, and technical personnel, as well as our ability to continue to attract and retain additional highly qualified personnel. We compete for such personnel with other companies, academic institutions, governmental entities, and other organizations. There can be no assurance that we will be successful in retaining our current personnel or in hiring or retaining qualified personnel in the future. Key personnel may depart because of difficulties with change or a desire not to remain with our company, especially in light of our recently completed merger. Any unanticipated loss or interruption of services of our management team and our key personnel could significantly reduce our ability to meet our strategic objectives because it may not be possible for us to find appropriate replacement personnel should the need arise. Loss of key personnel or the inability to hire or retain qualified personnel in the future could have a material adverse effect on our ability to operate successfully. Further, any inability on our part to enforce non-compete or non-solicitation arrangements related to key personnel who have left the business could have a material adverse effect on our business.
If a natural or man-made disaster adversely affects our manufacturing facilities or distribution channels, we could be unable to manufacture or distribute our products for a substantial amount of time, and our sales could be disrupted.
We principally rely on four manufacturing facilities, two of which are in France, one of which is in Ireland and one of which is in Arlington, Tennessee. The facilities and the manufacturing equipment we use to produce our products would be difficult to replace and could require substantial lead-time to repair or replace. For example, the machinery associated with our manufacturing of pyrocarbon in one of our French facilities is highly specialized and would take substantial lead-time and resources to replace. We also maintain a facility in Bloomington, Minnesota, a facility in Arlington, Tennessee, and a warehouse in Montbonnot, France, which contain large amounts of our inventory. Our facilities, warehouses, or distribution channels may be affected by natural or man-made disasters. For example, in the event of a natural or man-made disaster at one of our warehouses, we may lose substantial amounts of inventory that would be difficult to replace. Our manufacturing facility in Arlington, Tennessee is located near the New Madrid fault line. In the event our facilities, warehouses, or distribution channels are affected by a disaster, we would be forced to rely on, among others, third-party manufacturers and alternative warehouse space and distribution channels, which may or may not be available, and our sales could decline. Although we believe we have adequate disaster recovery plans in place and possess adequate insurance for damage to our property and the disruption of our business from casualties, such plans and insurance may not cover such disasters or be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms or at all.
Our business plan relies on certain assumptions about the markets for our products, which, if incorrect, may adversely affect our business and operating results.
We believe that the aging of the general population and increasingly active lifestyles will continue and that these trends will increase the need for our extremities and biologics products. The projected demand for our products could materially differ from actual demand if our assumptions regarding these trends and acceptance of our products by the medical community prove to be incorrect or do not materialize, or if non-surgical treatments gain more widespread acceptance as a viable alternative to orthopaedic implants.
Fluctuations in foreign currency exchange rates could result in declines in our reported net sales and earnings.
Because a majority of our international sales are denominated in local currencies and not in U.S. dollars, our reported net sales and earnings are subject to fluctuations in foreign currency exchange rates. Foreign currency exchange rate fluctuations negatively impacted our net sales by $0.6 million during 2015. Operating costs related to these sales are largely denominated in the same respective currencies, thereby partially limiting our transaction risk exposure. However, cost of sales related to these sales are primarily denominated in U.S. dollars; therefore, as the U.S. dollar strengthens, the gross margin associated with our sales denominated in foreign currencies experience declines.
WMG has recently employed a derivative program using foreign currency forward contracts to mitigate the risk of currency fluctuations on our intercompany receivable and payable balances that are denominated in foreign currencies. These forward contracts are expected to offset the transactional gains and losses on the related intercompany balances. These forward contracts are not designated as hedging instruments under Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) Section 815, Derivatives and Hedging Activities. Accordingly, the changes in the fair value and the settlement of the contracts are recognized in the period incurred. Although we address currency risk management through regular operating and financing activities, and more recently through hedging activities, these actions may not prove to be fully effective, and hedging activities involve additional risks.

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
Our quarterly operating results are subject to substantial fluctuations, and you should not rely on them as an indication of our future results.
Our quarterly operating results may vary significantly due to a combination of factors, many of which are beyond our control. These factors include:

•	demand for products, which historically has been lowest in the third quarter;

•	our ability to meet the demand for our products;

•	the level of competition;

•	the number, timing, and significance of new products and product introductions and enhancements by us and our competitors;

•	our ability to develop, introduce, and market new and enhanced versions of our products on a timely basis;

•	the timing of or failure to obtain regulatory clearances or approvals for products;

•	changes in pricing policies by us and our competitors;

•	changes in the treatment practices of orthopaedic surgeons;

•	changes in distributor relationships and sales force size and composition;

•	the timing of material expense- or income-generating events and the related recognition of their associated financial impact;

•	the number and mix of products sold in the quarter and the geographies in which they are sold;

•	the number of selling days;

•	the availability and cost of components and materials;

•	prevailing interest rates on our excess cash investments;

•	fluctuations in foreign currency exchange rates;

•	the timing of significant orders and shipments;

•	ability to obtain reimbursement for our products and the timing of patients’ use of their calendar year medical insurance deductibles;

•	work stoppages or strikes in the healthcare industry;

•	changes in FDA and foreign governmental regulatory policies, requirements, and enforcement practices;

•	changes in accounting policies, estimates, and treatments;

•	restructuring, impairment, and other special charges, costs associated with our pending litigation and U.S. governmental inquiries, and other charges;

•	variations in cost of sales due to the amount and timing of excess and obsolete inventory charges, commodity prices, and manufacturing variances;

•	income tax fluctuations; and

•	general economic factors.

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
We typically provide projected financial information, such as our anticipated annual net sales, adjusted earnings and adjusted earnings before interest, taxes, depreciation, and amortization. These financial projections are based on management’s then current expectations and typically do not contain any significant margin of error or cushion for any specific uncertainties or for the uncertainties inherent in all financial forecasting. The failure to achieve our financial projections or the projections of analysts and investors could have an adverse effect on our business, disappoint analysts and investors, and cause the market price of our ordinary shares to decline. Our net sales performance has been outside of our guidance range in certain quarters, which negatively impacted the market price of our ordinary shares, and could do so in the future should our results fall below our guidance range and the expectations of analysts and investors.
We also set goals and objectives for, and make public statements regarding, the timing of certain accomplishments and milestones regarding our business or operating results, such as the timing of financial objectives, new products, regulatory actions, pending litigation, and anticipated distributor and sales representative transitions. The actual timing of these events can vary dramatically due to a number of factors, including the risk factors described in this report. As a result, there can be no assurance that we will succeed in achieving our projected goals and objectives in the time periods that we anticipate or announce publicly. The failure to achieve such projected goals and objectives in the time periods that we anticipate or announce publicly could have an adverse effect on our business, disappoint investors and analysts, and cause the market price of our ordinary shares to decline.
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
Our provision for income taxes will be based on certain estimates and assumptions made by management in consultation with our tax and other advisors. Our group income tax rate will be affected by, among other factors, the amount of net income earned in our various operating jurisdictions, the availability of benefits under tax treaties, the rates of taxes payable in respect of that income, and withholding taxes on dividends paid from one jurisdiction to the next. We will enter into many transactions and arrangements in the ordinary course of business in respect of which the tax treatment is not entirely certain. We will, therefore, make estimates and judgments based on our knowledge and understanding of applicable tax laws and tax treaties, and the application of those tax laws and tax treaties to our business, in determining our consolidated tax provision. For example, certain countries could seek to tax a greater share of income than will be provided for by us. The final outcome of any audits by taxation authorities may differ from the estimates and assumptions we may use in determining our consolidated tax provisions and accruals. This could result in a material adverse effect on our consolidated income tax provision, financial condition, and the net income for the period in which such determinations are made.
In particular, dividends, distributions, and other intra-group payments from our U.S. affiliates to certain of our non-U.S. subsidiaries may be subject to U.S. withholding tax at a rate of 30% unless the entity receiving such payments can demonstrate that it qualifies for reduction or elimination of the U.S. withholding tax under the income tax treaty (if any) between the United States and the jurisdiction in which the entity is organized or is a tax resident. In certain cases, treaty qualification may depend on whether at least 50% of our ultimate beneficial owners are qualified residents of the United States or the treaty jurisdiction within the meaning of the applicable treaty. There can be no assurance that we will satisfy this beneficial ownership requirement at the time when such dividends, distributions, or other payments are made. Moreover, the U.S. Internal Revenue Service (IRS) may challenge our determination that the beneficial ownership requirement is satisfied. If we do not satisfy the beneficial ownership requirement, such dividends, distributions, or other payments may be subject to 30% U.S. withholding tax.
We may face potential limitations on the utilization of our U.S. tax attributes.
Following the acquisition of a U.S. corporation by a non-U.S. corporation, Section 7874 of the Internal Revenue Code of 1986, as amended (Code) can limit the ability of the acquired U.S. corporation and its U.S. affiliates to utilize U.S. tax attributes such as net operating losses and certain tax credits to offset U.S. taxable income resulting from certain transactions. Based on the limited guidance available, we currently expect that this limitation likely will not apply to us and as a result, our U.S. affiliates likely will not be limited by Section 7874 of the Code in their ability to utilize their U.S. tax attributes to offset their U.S. taxable income, if any, resulting from certain specified taxable transactions. However, no assurances can be given in this regard. If, however, Section 7874 of the Code were to apply to the Wright/Tornier merger and if our U.S. affiliates engage in transactions that would generate U.S. taxable income subject to this limitation in the future, it could take us longer to use our net operating losses and tax credits and, thus, we could pay U.S. federal income tax sooner than we otherwise would have. Additionally, if the limitation were to apply and if we do not generate taxable income consistent with our expectations, it is possible that the limitation under Section 7874 on the utilization of U.S. tax attributes could prevent our U.S. affiliates from fully utilizing their U.S. tax attributes prior to their expiration.
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
We are subject to a large number of different tax laws and regulations in the various jurisdictions in which we operate. These laws and regulations are often complex and are subject to varying interpretations. The combined effect of the application of tax laws, including the application or disapplication of tax treaties of one or more of these jurisdictions and their interpretation by the relevant tax authorities could, under certain circumstances, produce contradictory results. We often rely on generally available interpretations of tax laws and regulations to determine the existence, scope, and level of our liability to tax in the jurisdictions in which we operate. In addition, we take positions in the course of our business with respect to various tax matters, including the compliance with the arm’s length principles in respect of transactions with related parties, the tax deductibility of interest and other costs, and the amount of depreciation or write-down of our assets that we can recognize for tax purposes. There is no assurance that the tax authorities in the relevant jurisdictions will agree with such interpretation of these laws and regulations or with the positions taken by us. If such tax positions are challenged by relevant tax authorities, the imposition of additional taxes could increase our effective tax rate and cost of operations.
Furthermore, because we are incorporated under Dutch law, we are treated for Dutch corporate income tax purposes as a resident of the Netherlands. Based on our management structure and the current tax laws of the United States and the Netherlands, as well as applicable income tax treaties and current interpretations thereof, we expect to remain a tax resident solely of the Netherlands. If we were to be treated as a tax resident of a jurisdiction other than or in addition to the Netherlands, we could be subject to corporate income tax in that other jurisdiction, and could be required to withhold tax on any dividends paid by us to our shareholders under the applicable laws of that jurisdiction.
Risks Relating to Our Ordinary Shares and Jurisdiction of Incorporation
The trading volume and prices of our ordinary shares have been and may continue to be volatile, which could result in substantial losses to our shareholders.
The trading volume and prices of our ordinary shares have been and may continue to be volatile and could fluctuate widely due to factors beyond our control. During 2015, the sale price of our ordinary shares ranged from $18.03 to $27.06. Such volatility may be the result of broad market and industry factors. In addition to market and industry factors, the price and trading volume for our ordinary shares may be highly volatile for factors specific to our own operations, including the following:

•	variations in our net sales, earnings, and cash flow, and in particular variations that deviate from our projected financial information;

•	announcements of new investments, acquisitions, strategic partnerships, or joint ventures;

•	announcements of new products by us or our competitors;

•	announcements of divestitures or discontinuance of products or assets;

•	changes in financial estimates by securities analysts;

•	additions or departures of key personnel;

•	sales of our equity securities by our significant shareholders or management or sales of additional equity securities by our company;

•	pending and potential litigation or regulatory investigations; and

•	fluctuations in market prices for our products.

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
We are a Dutch public company with limited liability (naamloze vennootschap). Our corporate affairs and the rights of holders of our ordinary shares are governed by Dutch law and our articles of association. The rights of our shareholders and the responsibilities of members of our board of directors may be different from those in companies governed by the laws of U.S. jurisdictions. For example, Dutch law does not provide for a shareholder derivative action. In addition, in the performance of its duties, our board of directors is required by Dutch law to act in the interest of our company and our affiliated business, and to consider the interests of our company, our shareholders, our employees, and other stakeholders, in all cases with reasonableness and fairness. It is possible that some of these parties will have interests that are different from, or in addition to, interests of our shareholders.

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
Our articles of association prescribe that profits or reserves appearing from our annual accounts adopted by the general meeting shall be at the disposal of the general meeting. We have power to make distributions to shareholders and other persons entitled to distributable profits only to the extent that our equity exceeds the sum of the paid and called-up portion of the ordinary share capital and the reserves that must be maintained in accordance with provisions of Dutch law or our articles of association. The profits must first be used to set up and maintain reserves required by law and must then be set off against certain financial losses. We may not make any distribution of profits on ordinary shares that we hold. The general meeting, whether or not upon the proposal of our board of directors, determines whether and how much of the remaining profit they will reserve and the manner and date of such distribution. All calculations to determine the amounts available for dividends will be based on our Dutch annual accounts, which may be different from our consolidated financial statements prepared in accordance with US GAAP. Our statutory accounts to date have been prepared and will continue to be prepared under Dutch generally accepted accounting principles and are deposited with the Trade Register in Amsterdam, the Netherlands. We have not previously declared or paid cash dividends and we have no plan to declare or pay any dividends in the near future on our ordinary shares. We currently intend to retain most, if not all, of our available funds and any future earnings to operate and expand our business.

Warburg Pincus (Bermuda) Private Equity IX, L.P. and its affiliates have two designees on our board of directors and control 6.1% of our outstanding ordinary shares, and this control may have an effect on transactions that are otherwise favorable to our shareholders.
Warburg Pincus (Bermuda) Private Equity IX, L.P. and its affiliates (Warburg Pincus), beneficially own, in the aggregate, 6.1% of our outstanding ordinary shares. This concentration of ownership could have an effect on matters requiring our shareholders’ approval, including the appointment of directors. This concentration of ownership also may delay, deter or prevent a change in control, and may make some transactions more difficult or impossible to complete without the support of Warburg Pincus, regardless of the impact of this transaction on our other shareholders. In addition, our securityholders’ agreement gives TMG Holdings Coöperatief U.A., an affiliate of Warburg Pincus, the right to designate three directors to be nominated to our board of directors for so long as TMG beneficially owns at least 25% of our outstanding ordinary shares, two directors for so long as TMG beneficially owns at least 10% but less than 25% of our outstanding ordinary shares and one director for so long as TMG beneficially owns at least 5% but less than 10% of our outstanding ordinary shares, and we have agreed to use our reasonable best efforts to cause the TMG designees to be elected. Currently, two of our directors are designees of TMG.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our global corporate headquarters are located in Amsterdam, the Netherlands.
Our U.S. headquarters are located in Memphis, Tennessee, where we conduct our principal executive, research and development, sales and marketing, and administrative activities. We lease 92,000 square feet of office space with research and development facilities under a lease agreement that is renewable through 2034. Our upper extremities sales and marketing, U.S. distribution and customer service operations are located in a 56,000 square foot facility in Bloomington, Minnesota that we lease through 2022. Our U.S. manufacturing operations consist of a state of the art manufacturing facility in Arlington, Tennessee. We lease the manufacturing facility from the Industrial Development Board of the Town of Arlington. At this facility, we produce primarily orthopaedic implants and some related surgical instrumentation while utilizing lean manufacturing philosophies. We also have research and development operations in a 12,200 square foot leased facility in Warsaw, Indiana.
Outside the United States, our primary manufacturing facilities are located in Montbonnot and Grenoble, France; and Macroom, Ireland. In the 112,000 square foot Montbonnot campus, we conduct manufacturing and manufacturing support activities, sales and marketing, research and development, quality and regulatory assurance, distribution and administrative functions. In our 84,700 square foot Macroom facility, we conduct manufacturing operations and manufacturing support, such as purchasing, engineering, and quality assurance functions. Our pyrocarbon manufacturing is performed at our 9,900 square foot facility in Grenoble, France. In addition, we maintain subsidiary sales offices and distribution warehouses in various countries, including France, Germany, Italy, the Netherlands, Denmark, Switzerland, United Kingdom, Belgium, Japan, Canada, and Australia. We have an international research and development facility in Costa Rica.
We believe that our facilities are adequate and suitable for their use.
Below is a summary of our material facilities:

City	State/Country	Owned or Leased	Occupancy
Memphis	Tennessee, United States	Leased	Offices/R&D
Arlington	Tennessee, United States	Leased	Manufacturing/ Warehouse/ Distribution
Bloomington	Minnesota, United States	Leased	Offices/Warehouse/ Distribution
Warsaw	Indiana, United States	Leased	Offices/R&D
Medina	Ohio, United States	Leased	Offices/Warehouse/R&D
Montbonnot	France	Leased	Offices/
Montbonnot	France	Leased	Warehouse/ Distribution/ Offices
Montbonnot	France	Leased	Offices/R&D
Montbonnot	France	Owned 51%	Manufacturing/ Offices
Grenoble	France	Leased	Manufacturing/ Offices/R&D
Macroom	Ireland	Leased	Manufacturing/ Offices

Item 3. Legal Proceedings.
From time to time, we or our subsidiaries are subject to various pending or threatened legal actions and proceedings, including those that arise in the ordinary course of our business and some of which involve claims for damages that are substantial in amount. These actions and proceedings may relate to, among other things, product liability, intellectual property, distributor, commercial, and other matters. These actions and proceedings could result in losses, including damages, fines, or penalties, any of which could be substantial, as well as criminal charges. Although such matters are inherently unpredictable, and negative outcomes or verdicts can occur, we believe we have significant defenses in all of them, are vigorously defending all of them, and do not believe any of them will have a material adverse effect on our financial position. However, we could incur judgments, pay settlements, or revise our expectations regarding the outcome of any matter. Such developments, if any, could have a material adverse effect on our results of operations in the period in which applicable amounts are accrued, or on our cash flows in the period in which amounts are paid.
The actions and proceedings described in this section relate primarily to Wright Medical Technology, Inc., an indirect subsidiary of Wright Medical Group N.V., and are not necessarily applicable to Wright Medical Group N.V. or other affiliated entities. Maintaining separate legal entities within our corporate structure is intended to ring-fence liabilities.  We believe our ring-fenced structure should preclude corporate veil-piercing efforts against entities whose assets are not associated with particular claims.

Governmental Inquiries

On September 29, 2010, we entered into a five-year Corporate Integrity Agreement with the Office of the Inspector General of the United States Department of Health and Human Services. The CIA was filed as Exhibit 10.2 to legacy Wright's current report on Form 8-K filed on September 30, 2010. The CIA expired on September 29, 2015, and on January 27, 2016, we received notification from the OIG-HHS that the term of the CIA has concluded. While the term of the CIA has concluded, our failure to continue to maintain compliance with U.S. healthcare laws, regulations, and other requirements in the future could expose us to significant liability, including, but not limited to, exclusion from federal healthcare program participation, including Medicaid and Medicare, potential prosecution, civil and criminal fines or penalties, as well as additional litigation cost and expense.

On August 3, 2012, we received a subpoena from the United States Attorney's Office for the Western District of Tennessee requesting records and documentation relating to our PROFEMUR® series of hip replacement devices. The subpoena covers the period from January 1, 2000 to August 2, 2012. We continue to cooperate with the investigation.

Patent Litigation

In 2011, Howmedica Osteonics Corp. and Stryker Ireland, Ltd. (collectively, Stryker), each a subsidiary of Stryker Corporation, filed a lawsuit against us in the United States District Court for the District of New Jersey alleging that we infringed Stryker's U.S. Patent No. 6,475,243 related to our LINEAGE® Acetabular Cup System and DYNASTY® Acetabular Cup System. The lawsuit seeks an order of infringement, injunctive relief, unspecified damages, and various other costs and relief. On July 9, 2013, the Court issued a claim construction ruling. On November 25, 2014, the Court entered judgment of non-infringement in our favor. On January 7, 2015, Howmedica and Stryker filed a notice of appeal to the Court of Appeals for the Federal Circuit. The Court of Appeals heard oral argument on December 10, 2015 and took the case under advisement. We are presently awaiting the Court’s written decision.

In 2012, Bonutti Skeletal Innovations, LLC (Bonutti) filed a patent infringement lawsuit against us in the United States Court for the District of Delaware. Subsequently, Inter Partes Review (IPR) of the Bonutti patents was sought before the U.S. Patent and Trademark Office. On April 7, 2014, the Court stayed the case pending outcome of the IPR. Bonutti originally alleged that the Link Sled Prosthesis infringes U.S. Patent 6,702,821. The Link Sled Prosthesis is a product we distributed under a distribution agreement with LinkBio Corp, which expired on December 31, 2013. In January 2013, Bonutti amended its complaint, alleging that the ADVANCE® knee system, including ODYSSEY® instrumentation, infringes U.S. Patent 8,133,229, and that the ADVANCE® knee system, including ODYSSEY® instrumentation and PROPHECY® guides, infringes U.S. Patent 7,806,896, which was issued on October 5, 2010. All of the claims of the asserted patents are directed to surgical methods for minimally invasive surgery. As a result of the arguments submitted in the IPR, Bonutti abandoned the claims subject to the IPR from U.S. Patent 8,133,229, leaving one claim from U.S. Patent 7,806,896 still pending before the Patent Office Board that administers IPRs. On February 18, 2015, the Patent Office Board held that remaining claim invalid. Following the conclusion of the IPRs, the District Court has lifted the stay, and we are continuing with our defense as to remaining patent claims asserted by Bonutti.

In June 2013, Orthophoenix, LLC filed a patent lawsuit against us in the United States District Court for the District of Delaware alleging that our X-REAM® product infringes two patents. In June 2014, we filed a request for IPR with the U.S. Patent and Trademark Office. On December 16, 2014, the Patent Office Board denied our petitions requesting IPR. We are continuing with our defense before the District Court.
In June 2013, Anglefix, LLC filed suit in the United States District Court for the Western District of Tennessee, alleging that our ORTHOLOC® products infringe Anglefix’s asserted patent. On April 14, 2014, we filed a request for IPR with the U.S. Patent and Trademark Office. In October 2014, the Court stayed the case pending outcome of the IPR. On June 30, 2015, the Patent Office Board entered judgment in our favor as to all patent claims at issue in the IPR. Following the conclusion of the IPR, the District Court lifted the stay, and we are continuing with our defense as to remaining patent claims asserted by Anglefix.
In February 2014, Biomedical Enterprises, Inc. filed suit against Solana Surgical, LLC (Solana) in the United States District Court for the Western District of Texas alleging Solana's FuseForce Fixation system infringes U.S. Patent No. 8,584,853 entitled “Method and Apparatus for an Orthopedic Fixation System.” On February 20, 2015, Solana filed a request for IPR with the U.S. Patent and Trademark Office. On February 27, 2015, Biomedical Enterprises filed an amended complaint to add WMG and WMT as parties to the litigation. On April 3, 2015, the parties filed a stipulation of dismissal without prejudice as to us. On August 10, 2015, the Patent Office Review Board initiated IPR as to all challenged patent claims. The Patent Office Board heard oral argument in the IPR proceeding on February 17, 2016, and we are proceeding with our defense before the District Court.
On September 23, 2014, Spineology filed a patent infringement lawsuit, Case No. 0:14-cv-03767, in the United States District Court in Minnesota, alleging that our X-REAM® bone reamer infringes U.S. Patent No. RE42,757 entitled “EXPANDABLE REAMER.”  In January 2015, as the deadline for service of its complaint, Spineology dismissed its complaint without prejudice and filed a new, identical complaint. We filed an answer to the new complaint with the Court on April 27, 2015 and discovery is underway. The parties have submitted Markman claim construction briefing to the Court and a Markman hearing is scheduled for March 23, 2016.
Subject to the provisions of the asset purchase agreement with MicroPort for the sale of the OrthoRecon business, we, as between us and MicroPort, will continue to be responsible for defense of pre-existing patent infringement cases relating to the OrthoRecon business, and for resulting liabilities, if any.
Product Liability
We have been named as a defendant, in some cases with multiple other defendants, in lawsuits in which it is alleged that as yet unspecified defects in the design, manufacture, or labeling of certain metal-on-metal hip replacement products rendered the products defective. The lawsuits generally employ similar allegations that use of the products resulted in excessive metal ions and particulate in the patients into whom the devices were implanted, in most cases resulting in revision surgery (collectively, the CONSERVE® Claims). We anticipate that additional lawsuits relating to metal-on-metal hip replacement products may be brought.
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
Certain plaintiffs have elected to file their lawsuits in state courts in California. In doing so, most of those plaintiffs have named a surgeon involved in the design of the allegedly defective products as a defendant in the actions, along with his personal corporation. Pursuant to contractual obligations, we have agreed to indemnify and defend the surgeon in those actions. Similar to the MDL proceeding in federal court, because the lawsuits generally employ similar allegations, certain of those pending lawsuits in California were consolidated for pre-trial handling on May 14, 2012 pursuant to procedures of California State Judicial Counsel Coordinated Proceedings (the JCCP). The consolidated matter is known as In re: Wright Hip Systems Cases, Judicial Counsel Coordination Proceeding No. 4710.
There are other individual lawsuits related to metal-on-metal hip products pending in various state courts. As of January 30, 2016, there were 1,126 such lawsuits pending in the MDL and JCCP, and an additional 22 cases pending in various state courts. We have also entered into 893 so-called "tolling agreements" with potential claimants who have not yet filed suit. There are also 56 non-U.S. lawsuits presently pending. We believe we have data that supports the efficacy and safety of our metal-on-metal hip products. While continuing to dispute liability, we have participated in court supervised non-binding mediation in the multi-district federal court litigation.
The first bellwether trial in the MDL commenced on November 9, 2015 in Atlanta, Georgia. On November 24, 2015, the jury returned a verdict in favor of the plaintiff and awarded the plaintiff $1 million in compensatory damages and $10 million in punitive damages. We believe there were significant trial irregularities and are vigorously contesting the trial result. On December 28, 2015, we filed a post-trial motion for judgment as a matter of law or, in the alternative, for a new trial or a reduction of damages awarded. That motion is pending.
The supervising judge in the JCCP has set a trial date of March 14, 2016 for the first bellwether trial in California. We expect that trial to proceed as scheduled.
We have received claims for personal injury against us associated with fractures of our PROFEMUR® long titanium modular neck product (PROFEMUR® Claims). As of January 30, 2016, there were 42 pending U.S. lawsuits and 23 pending non-U.S. lawsuits alleging such claims.
We are aware that MicroPort has recalled certain sizes of its cobalt chrome modular neck products as a result of alleged fractures. As of February 16, 2016, there were 2 pending U.S. lawsuits and 2 pending non-U.S. lawsuits against us alleging personal injury resulting from the fracture of a cobalt chrome modular neck (Modular Neck Claims).
In June 2015, a jury returned a $4.4 million verdict against us in a case involving a fractured hip implant stem sold prior to the MicroPort closing. This was a one-of-a-kind case unrelated to the modular neck fracture cases we have previously reported. There are no other cases pending related to this component, nor are we aware of other instances where this component has fractured. The case, Alan Warner et al. vs. Wright Medical Technology, Inc. et al., case no. BC 475958, was tried in the Superior Court of the State of California for the County of Los Angeles, Central District. In September 2015, the trial judge reduced the jury verdict to $1.025 million and indicated that if the plaintiff did not accept the reduced award he would schedule a new trial solely on the issue of damages. The plaintiff elected not to accept the reduced damage award, and both parties have appealed. The Court has not set a date for a new trial on the issue of damages and we do not expect it will do so until the appeals are adjudicated.
Insurance Litigation
In June 2014, St. Paul Surplus Lines Insurance Company (Travelers), which was an excess carrier in our coverage towers across multiple policy years, filed a declaratory judgment action in Tennessee state court naming us and certain of our other insurance carriers as defendants and asking the Court to rule on the rights and responsibilities of the parties with regard to the CONSERVE® Claims. Among other things, Travelers appears to dispute our contention that the CONSERVE® Claims arise out of more than a single occurrence thereby triggering multiple policy periods of coverage.  Travelers further seeks a determination as to the applicable policy period triggered by the alleged single occurrence.  We filed a separate lawsuit in state court in California for declaratory judgment against certain carriers and breach of contract against the primary carrier, and have moved to dismiss or stay the Tennessee action on a number of grounds, including that California is the most appropriate jurisdiction. During the third quarter of 2014, the California Court granted Travelers' motion to stay our California action.
In May 2015, we entered into confidential settlement discussions with our insurance carriers through a private mediator. These discussions are continuing.
On September 29, 2015, Markel International Insurance Company Ltd., as successor to Max Insurance Europe Ltd. (Max Insurance), which is the third insurance carrier in our coverage towers across multiple policy years, asserted that the terms and conditions identified in its reservation of rights will preclude coverage for the Modular Neck Claims. We strongly dispute the carrier's position, and in accordance with the dispute resolution provisions of the policy, on January 18, 2016, we filed a Notice of Arbitration against Max Insurance in London, England pursuant to the provisions of the Arbitration Act of 1996.  We are seeking reimbursement, up to the policy limits of $25 million, of costs incurred in the defense and settlement of the Modular Neck Claims.
MicroPort Indemnification Claim
On October 27, 2015, MicroPort filed a lawsuit in the United States District Court for the District of Delaware against Wright Medical Group N.V. alleging that we breached the indemnification provisions of the asset purchase agreement by failing to indemnify MicroPort for alleged damages arising out of certain pre-closing matters and for breach of certain representations and warranties. The complaint includes claims relating to MicroPort’s recall of certain of its cobalt chrome modular neck products, and seeks damages in an unspecified amount plus attorneys’ fees and costs, as well as declaratory judgment. On January 4, 2016, we filed an answer to the complaint and also filed a counterclaim seeking declaratory judgment and indemnification and other damages in an unspecified amount from MicroPort. A scheduling order has not yet been entered in the lawsuit.
Wright/Tornier Merger Related Litigation
On November 25, 2014, a class action complaint was filed in the Court of Chancery of the state of Delaware (Delaware Chancery Court), by a purported shareholder of WMG under the caption Paul Parshall v. Wright Medical Group, Inc., et al., C.A. No. 10400-CB. An amended complaint in the action was filed on February 6, 2015. The amended complaint names as defendants WMG, Tornier, Trooper Holdings Inc. (Holdco), Trooper Merger Sub Inc. (Merger Sub) and the members of the WMG board of directors. The amended complaint asserts various causes of action, including, among other things, that the members of the WMG board of directors breached their fiduciary duties owed to the WMG shareholders in connection with entering into the merger agreement, approving the merger, and causing WMG to issue a preliminary Form S-4 that allegedly fails to disclose material information about the merger. The amended complaint further alleges that WMG, Tornier, Holdco, and Merger Sub aided and abetted the alleged breaches of fiduciary duties by the WMG board of directors. The plaintiff is seeking, among other things, injunctive relief enjoining or rescinding the merger and an award of attorneys’ fees and costs.
Also on November 25, 2014, a second class action complaint was filed in the Chancery Court of Shelby County Tennessee, for the Thirtieth Judicial District, at Memphis (Tennessee Chancery Court), by a purported shareholder of WMG under the caption Anthony Marks as Trustee for Marks Clan Super v. Wright Medical Group, Inc., et al., CH-14-1721-1. An amended complaint in the action was filed on January 7, 2015. On February 23, 2015, the plaintiff voluntarily dismissed the action, as pending in the Tennessee Chancery Court, without prejudice. Later on February 23, 2015, the plaintiff refiled the action in the Delaware Chancery Court under the caption Anthony Marks as Trustee for Marks Clan Super v. Wright Medical Group, Inc., et al., C.A. No. 10706-CB. The complaint names as defendants WMG, Tornier, Holdco, Merger Sub, and the members of the WMG board of directors. The complaint asserts various causes of action, including, among other things, that the members of the WMG board of directors breached their fiduciary duties owed to the WMG shareholders in connection with entering into the merger agreement, approving the merger, and causing WMG to issue a preliminary Form S-4 that allegedly fails to disclose material information about the merger. The complaint further alleges that WMG, Tornier, Holdco, and Merger Sub aided and abetted the alleged breaches of fiduciary duties by the WMG board of directors. The plaintiff is seeking, among other things, injunctive relief enjoining or rescinding the merger and an award of attorneys’ fees and costs.
On March 2, 2015, the Delaware Chancery Court consolidated Paul Parshall v. Wright Medical Group, Inc., et al., C.A. No. 10400-CB, and Anthony Marks as Trustee for Marks Clan Super v. Wright Medical Group, Inc., et al., C.A. No. 10706-CB, under the caption In re Wright Medical Group, Inc. Stockholders Litigation, C.A. No. 10400-CB (Consolidated Delaware Action).
On November 26, 2014, a third class action complaint was filed in the Circuit Court of Tennessee, for the Thirtieth Judicial District, at Memphis (Tennessee Circuit Court), by a purported shareholder of WMG under the caption City of Warwick Retirement System v. Gary D. Blackford et al., CT-005015-14. An amended complaint in the action was filed on January 5, 2015. The amended complaint names as defendants WMG, Tornier, Holdco, Merger Sub, and the members of the WMG board of directors. The amended complaint asserts various causes of action, including, among other things, that the members of the WMG board of directors breached their fiduciary duties owed to the WMG shareholders in connection with entering into the merger agreement, approving the merger, and causing WMG to issue a preliminary Form S-4 that allegedly fails to disclose material information about the merger. The amended complaint further alleges that Tornier, Holdco, and Merger Sub aided and abetted the alleged breaches of fiduciary duties by the WMG board of directors. The plaintiff is seeking, among other things, injunctive relief enjoining or rescinding the merger and an award of attorneys’ fees and costs.
On December 2, 2014, a fourth class action complaint was filed in the Tennessee Chancery Court by a purported shareholder of WMG under the caption Paulette Jacques v. Wright Medical Group, Inc., et al., CH-14-1736-1. An amended complaint in the action was filed on January 27, 2015. The amended complaint names as defendants WMG, Tornier, Holdco, Merger Sub, Warburg Pincus LLC and the members of the WMG board of directors. The amended complaint asserts various causes of action, including, among other things, that the members of the WMG board of directors breached their fiduciary duties owed to the WMG shareholders in connection with entering into the merger agreement, approving the merger, and causing WMG to issue a preliminary Form S-4 that allegedly fails to disclose material information about the merger. The amended complaint further alleges that WMG, Tornier, Warburg Pincus LLC, Holdco and Merger Sub aided and abetted the alleged breaches of fiduciary duties by the WMG board of directors. The plaintiff is seeking, among other things, injunctive relief enjoining or rescinding the merger and an award of attorneys’ fees and costs.
On March 24, 2015, a fifth class action complaint was filed in the Delaware Chancery Court, by a purported shareholder of WMG under the caption Michael Prince v. Robert J. Palmisano, et al., C.A. No. 10829-CB. The complaint asserts various causes of action, including, among other things, that the members of the WMG board of directors breached their fiduciary duties owed to the WMG shareholders in connection with entering into the merger agreement, approving the merger, and causing WMG to issue a preliminary Form S-4 that allegedly fails to disclose material information about the merger. The complaint further alleges that WMG, Tornier, Holdco, and Merger Sub aided and abetted the alleged breaches of fiduciary duties by the WMG board of directors. The plaintiff is seeking, among other things, injunctive relief enjoining or rescinding the merger and an award of attorneys’ fees and costs. In an order dated May 22, 2015, the Delaware Chancery Court consolidated the Prince action into the Consolidated Delaware Action.

In an order dated March 31, 2015, the Tennessee Circuit Court transferred City of Warwick Retirement System v. Gary D. Blackford et al., CT-005015-14 to the Tennessee Chancery Court for consolidation with Paulette Jacques v. Wright Medical Group, Inc., et al., CH-14-1736-1 (Consolidated Tennessee Action). In an order dated April 9, 2015, the Tennessee Chancery Court stayed the Consolidated Tennessee Action; that stay expired upon completion of the Wright/Tornier merger.
On May 28, 2015, the parties to the Consolidated Delaware Action reached an agreement-in-principle to settle the cases, which has been memorialized in a memorandum of understanding. In connection with the contemplated settlement, we agreed to make certain supplemental disclosures in Tornier’s publicly-filed Securities and Exchange Commission Form S-4 registration statement, which were sought by the plaintiffs in connection with the Consolidated Delaware Action. The parties to the Consolidated Delaware Action also expect that, in connection with the contemplated settlement, counsel for plaintiffs will make an application for an award of attorneys’ fees. The contemplated settlement will be subject to customary conditions, including completion of appropriate settlement documentation, approval by the court, notice to the class and a hearing, and consummation of the merger. There can be no assurance that the contemplated settlement will be finalized or that court approval will be granted.
Other
In addition to those noted above, we are subject to various other legal proceedings, product liability claims, corporate governance, and other matters which arise in the ordinary course of business.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our ordinary shares are traded on the NASDAQ Global Select Market under the symbol “WMGI.” Prior to the completion of the Wright/Tornier merger on October 1, 2015, legacy Tornier ordinary shares traded under the symbol "TRNX" while legacy Wright ordinary shares traded under the symbol "WMGI." Due to the "reverse acquisition" nature of the Wright/Tornier merger, historical information below reflects the high and low prices of legacy Tornier.
The following table sets forth, for the periods indicated, the high and low per share sales prices for our ordinary shares as reported by the NASDAQ Global Select Market.

	High	Low
Fiscal Year 2015
First Quarter	$26.98	$23.32
Second Quarter	$27.06	$24.45
Third Quarter	$26.13	$21.43
Fourth Quarter	$23.86	$18.03
Fiscal Year 2014
First Quarter	$21.17	$17.77
Second Quarter	$24.35	$16.68
Third Quarter	$25.11	$19.28
Fourth Quarter	$28.53	$21.64
Holders
As of February 10, 2016, there were 437 holders of record of our ordinary shares.
Dividends
We have never declared or paid cash dividends on our ordinary shares. We currently intend to retain all future earnings for the operation and expansion of our business. We do not anticipate declaring or paying cash dividends on our ordinary shares in the foreseeable future. Any payment of cash dividends on our ordinary shares will be at the discretion of our board of directors and will depend upon our results of operations, earnings, capital requirements, contractual restrictions, and other factors deemed relevant by our board of directors.
Purchases of Equity Securities by the Company
We did not purchase any ordinary shares or other equity securities of our company during the fourth fiscal quarter ended December 27, 2015.
Recent Sales of Unregistered Securities
We did not issue any ordinary shares or other equity securities of our company that were not registered under the Securities Act of 1933, as amended, during the fourth fiscal quarter ended December 27, 2015.

Comparison of Total Shareholder Returns
The graph below compares the cumulative total shareholder returns for legacy Tornier ordinary shares from the period from February 3, 2011, the date of legacy Tornier's initial public offering, to October 1, 2015, the date of the Wright/Tornier merger, and our combined company ordinary shares from October 1, 2015 to December 27, 2015 (our fiscal year-end). The graph also reflects cumulative total shareholder returns from an index composed of U.S. companies whose stock is listed on the NASDAQ Global Select Market ( NASDAQ U.S. Composite Index) and an index consisting of NASDAQ-listed companies in the surgical, medical and dental instruments and supplies industry ( NASDAQ Medical Equipment Subsector), as well as an index of companies with the SIC Code 384 - Surgical, Medical, and Dental Instruments Supplies (Surgical, Medical, and Dental Instruments Index). Total returns for the indices are weighted based on the market capitalization of the companies included therein. In addition, due the "reverse acquisition" nature of the Wright/Tornier merger and the fact that the historical financial statements of legacy Wright have replaced the historical financial statements of legacy Tornier, the graph below also includes the cumulative total shareholder returns for WMG common stock from February 3, 2011 to October 1, 2015, the date of the Wright/Tornier merger.
The graph assumes that $100.00 was invested on February 3, 2011, in legacy Tornier/Wright Medical Group N.V. ordinary shares, legacy Wright common stock, the NASDAQ U.S. Composite Index, the NASDAQ Medical Equipment Subsector, and the Surgical, Medical, and Dental Instruments Supplies Index, and that all dividends were reinvested. Total returns for the NASDAQ indices are weighted based on the market capitalization of the companies included therein.
Historic price performance of our ordinary shares is not indicative of future share price performance. We do not make or endorse any prediction as to future share price performance.

	2/3/2011	2011	2012	2013	2014	2015
Legacy Tornier / Wright Medical Group N.V.	$100.00	$99.72	$90.25	$101.33	$141.05	$130.53
Legacy Wright	100.00	109.27	134.11	199.47	175.96	139.21
NASDAQ Stock Market (US Companies)	100.00	96.90	112.41	159.02	186.95	199.95
NASDAQ Medical Equipment Index	100.00	106.18	115.96	137.82	161.79	189.90
SIC Code 384 - Surgical, Medical, and Dental Instruments and Supplies	100.00	103.99	113.11	135.59	156.93	170.26

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2015
250.00
200.00
150.00
100.00
50.00
0.00
2/3/2011
2011
2012
2013
2014
2015
Legacy Tornier / Wright Medical Group N.V.
NASDAQ Stock Market (US Companies)
NASDAQ Medical Equipment Index
SIC Code 384 - Surgical, Medical, and Dental Instruments and Supplies
Legacy Wright

Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2016

Item 6. Selected Financial Data.

The following tables set forth certain of our selected consolidated financial data as of the dates and for the years indicated. Due to the "reverse acquisition" nature of the Wright/Tornier merger, the historical financial statements of legacy Wright have replaced the historical financial statements of legacy Tornier. Historical results are not necessarily indicative of the results to be expected for any future period. These tables are presented in thousands, except per share data.

	Fiscal year ended
	December 27,	December 31,	December 31,	December 31,	December 31,
	2015	2014	2013	2012	2011
Consolidated Statement of Operations:
Net sales	$415,461	$298,027	$242,330	$214,105	$210,753
Cost of sales (1)	119,255	73,223	59,721	48,239	56,762
Cost of sales — restructuring (2)	—	—	—	—	667
Gross profit	296,206	224,804	182,609	165,866	153,324
Operating expenses:
Selling, general and administrative (1)	429,398	289,620	230,785	150,296	131,611
Research and development (1)	39,855	24,963	20,305	13,905	15,422
Amortization of intangible assets	16,922	10,027	7,476	4,417	2,412
BioMimetic impairment charges	—	—	206,249	—	—
Gain on sale of intellectual property (3)	—	—	—	(15,000)	—
Restructuring charges (2)	—	—	—	431	4,613
Total operating expenses	486,175	324,610	464,815	154,049	154,058
Operating (loss) income (4)	(189,969)	(99,806)	(282,206)	11,817	(734)
Interest expense, net	41,358	17,398	16,040	10,113	6,381
Other expense (income), net (5)	10,884	129,626	(67,843)	5,089	4,241
Loss before income taxes	(242,211)	(246,830)	(230,403)	(3,385)	(11,356)
(Benefits) provision for income taxes(6)	(3,851)	(6,334)	49,765	2	(3,961)
Net loss from continuing operations	$(238,360)	$(240,496)	$(280,168)	$(3,387)	$(7,395)
(Loss) income from discontinued operations, net of tax	$(60,341)	$(19,187)	$6,223	$8,671	$2,252
Net (loss) income	$(298,701)	$(259,683)	$(273,945)	$5,284	$(5,143)
Net loss from continuing operations per share:
Basic (7)	$(3.68)	$(4.69)	$(5.82)	$(0.08)	$(0.19)
Diluted (7)	$(3.68)	$(4.69)	$(5.82)	$(0.08)	$(0.19)
Weighted-average number of ordinary shares outstanding — basic (7)	64,808	51,293	48,103	39,967	39,462
Weighted-average number of ordinary shares outstanding — diluted (7)	64,808	51,293	48.103	39.967	39.462

	December 27,	December 31,	December 31,	December 31,	December 31,
	2015	2014	2013	2012	2011
Consolidated Balance Sheet Data:
Cash and cash equivalents	$139,804	$227,326	$168,534	$320,360	$153,642
Marketable securities	—	2,575	14,548	12,646	18,099
Working capital (8)	352,946	249,958	375,901	545,611	383,799
Total assets (8)	2,089,675	890,073	996,789	945,301	742,991
Long-term liabilities (8)	827,711	424,209	417,011	343,440	198,549
Shareholders’ equity	1,055,026	278,803	459,714	523,441	468,464

	Fiscal year ended
	December 27,	December 31,	December 31,	December 31,	December 31,
	2015	2014	2013	2012	2011
Other Data:
Cash flow provided by (used in) operating activities	$(195,870)	$(116,002)	$(36,601)	$68,822	$61,441
Cash flow provided by (used in) investing activities	(15,970)	145,630	(121,317)	(1,048)	(30,560)
Cash flow provided by (used in) financing activities	126,862	33,051	6,257	98,721	(30,050)
Depreciation	29,481	18,582	26,296	38,275	40,227
Share-based compensation expense	24,964	11,487	15,368	10,974	9,108
Capital expenditures(9)	43,666	48,603	37,530	19,323	46,957
______________________________________

(1)	These line items include the following amounts of non-cash, share-based compensation expense for the periods indicated:

	Fiscal year ended
	December 27,	December 31,	December 31,	December 31,	December 31,
	2015	2014	2013	2012	2011
Cost of sales	$287	$254	$503	$704	$735
Selling, general and administrative	22,777	10,149	10,675	6,767	4,875
Research and development	1,900	1,084	780	368	320
Discontinued operations	—	—	3,410	3,135	3,178

(2)	During the years ended December 31, 2012 and 2011, we recorded pre-tax charges associated with the cost improvement restructuring efforts totaling $0.4 million and $5.3 million, respectively.

(3)	During the year ended December 31, 2012, we recorded income of $15 million related to a sale and license back transaction for intellectual property.

(4)
During the year ended December 27, 2015, we recognized $91.1 million in costs for due diligence, transaction, and transition costs related to the Wright/Tornier merger, $14.2 million of share-based compensation acceleration, and $11.4 million of inventory step-up amortization. During the year ended December 31, 2014, we recognized: (a) $2.1 million in costs associated with distributor conversions and non-competes; (b) $14.1 million in costs for due diligence, transaction, and transition costs related to the Biotech, Solana, and OrthoPro acquisitions, (c) $11.9 million in charges related to the Wright/Tornier merger; (d) $5.9 million in transition costs related to the OrthoRecon divestiture; (e) $1.2 million in costs associated with management changes; and (f) $0.9 million in costs associated with a patent dispute settlement. During the year ended December 31, 2013, we recognized: (a) $3.7 million in costs associated with distributor conversions and non-competes; (b) $12.9 million in due diligence and transaction costs related to the BioMimetic and Biotech acquisitions; (c) $21.6 million in transaction costs for the OrthoRecon divestiture; and (d) $206.2 million in BioMimetic impairment charges.

(5)
During the year ended December 27, 2015, we recognized a $7.6 million gain from mark-to-market adjustments on the Contingent Value Rights (CVRs) issued in connection with the BioMimetic acquisition and $9.8 million of charges for the mark-to-market adjustment of our derivative instruments. During the year ended December 31, 2014, we recognized approximately $125 million from mark-to-market adjustments on the CVRs issued in connection with the BioMimetic acquisition, $2.0 million of charges for the mark-to-market adjustment of our derivative instruments, and $1.8 million of charges due to the fair value adjustment to contingent consideration associated with our acquisition of WG Healthcare. During the year ended December 31, 2013, we recognized a $7.8 million gain related to the previously held investment in BioMimetic. During the year ended December 31, 2012, we recognized $2.7 million for the write-off of unamortized deferred financing fees associated with the termination of our senior credit facility and the redemption of approximately $25 million of our 2014 convertible notes. Additionally, we recognized $1.1 million of charges for the mark-to-market adjustment of our derivative instruments. During the year ended December 31, 2011, we recognized $4.1 million for the write-off of pro-rata unamortized deferred financing fees and transaction costs associated with the tender offer for our convertible notes completed during 2011.

(6)	During the year ended December 31, 2013, we recognized a $119.6 million tax valuation allowance recorded against deferred tax assets in our U.S. jurisdiction due to recent operating losses.

(7)
The prior year weighted-average shares outstanding and net loss per share amounts were converted to meet post-merger valuations as described within Note 13. The 2015 weighted-average shares outstanding includes additional shares issued on October 1, 2015 as part of the Wright/Tornier merger as described in Note 13.

(8)	The prior year deferred tax balances were reclassified to account for early adoption of ASU 2015-17.

(9)	During the year ended December 31, 2014, our capital expenditures included $9.4 million related to the expansion of our manufacturing facility in Arlington, Tennessee.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management's discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition, as well as our critical accounting estimates.

On October 1, 2015, we became Wright Medical Group N.V. following the merger of Wright Medical Group, Inc. with Tornier N.V. Upon completion of the merger, Robert J. Palmisano, former President and CEO of legacy Wright, became our President and CEO, David H. Mowry, former President and CEO of legacy Tornier, became our Executive Vice President and Chief Operating Officer, and Lance A. Berry, former Senior Vice President and CFO of legacy Wright, became our Senior Vice President and Chief Financial Officer. Our board of directors is comprised of five representatives from legacy Wright’s board of directors and five representatives from legacy Tornier’s board of directors, including Mr. Palmisano and Mr. Mowry. Immediately upon completion of the merger, legacy Wright shareholders owned approximately 52% of the combined company and legacy Tornier shareholders owned approximately 48%. In connection with the merger, the trading symbol for our ordinary shares changed from “TRNX” to “WMGI.”

Because of these and other facts and circumstances, the merger has been accounted for as a “reverse acquisition” under US GAAP, and as such, legacy Wright is considered the acquiring entity for accounting purposes. Therefore, legacy Wright’s historical results of operations replaced legacy Tornier’s historical results of operations for all periods prior to the merger. More specifically, the accompanying consolidated financial statements for periods prior to the merger are those of legacy Wright and its subsidiaries, and for periods subsequent to the merger also include legacy Tornier and its subsidiaries.

On January 9, 2014, legacy Wright completed the sale of the OrthoRecon business to MicroPort. We determined that this transaction meets the criteria for classification as discontinued operations. As such, the financial results of the OrthoRecon business have been reflected within discontinued operations for all periods presented and, unless otherwise noted, the discussion below is on a continuing operations basis.
References in this section to "we," "our" and "us" refer to Wright Medical Group N.V. and its subsidiaries after the Wright/Tornier merger and Wright Medical Group, Inc. and its subsidiaries before the merger. Beginning in 2015 as a result of the Wright/Tornier merger, our fiscal year runs from the Monday nearest to the 31st of December of a year, and ends on the Sunday nearest to the 31st of December of the following year. Prior to the Wright/Tornier merger, our fiscal year end was December 31. References in this report to a particular year generally refer to the applicable fiscal year. Accordingly, references to “2015” or “the year ended December 27, 2015” mean the fiscal year ended December 27, 2015.
Executive Overview
Company Description. We are a global medical device company focused on extremities and biologics products. We are committed to delivering innovative, value-added solutions improving quality of life for patients worldwide, and are a recognized leader of surgical solutions for the upper extremities (shoulder, elbow, wrist and hand), lower extremities (foot and ankle) and biologics markets, three of the fastest growing segments in orthopaedics.
Our global corporate headquarters are located in Amsterdam, the Netherlands. We also have significant operations located in Memphis, Tennessee (U.S. headquarters, research and development, sales and marketing administration, and administrative activities); Bloomington, Minnesota (upper extremities sales and marketing); Arlington, Tennessee (manufacturing and warehousing operations); Grenoble, France (manufacturing and research and development); and Macroom, Ireland (manufacturing). In addition, we have local sales and distribution offices in Canada, Australia, Asia, and throughout Europe.
We offer a broad product portfolio of over 160 extremities products and 20 biologics products that are designed to provide solutions to our surgeon customers, with the goal of improving clinical outcomes and the “quality of life” for their patients. Our product portfolio consists of the following product categories:

•	Upper extremities, which include joint implants and bone fixation devices for the shoulder, elbow, wrist, and hand;

•	Lower extremities, which include joint implants and bone fixation devices for the foot and ankle;

•	Biologics, which include products used to support treatment of damaged or diseased bone, tendons, and soft tissues or to stimulate bone growth;

•	Sports medicine and other, which include products used across several anatomic sites to mechanically repair tissue-to-tissue or tissue-to-bone injuries and other ancillary products; and

•	Large joints, which include hip and knee replacement implants.

Our sales and distribution system in the United States currently consists of 65 geographic sales territories that are staffed by 458 direct sales representatives and 30 independent sales agencies or distributors. These sales representatives and independent sales agencies and distributors are generally aligned to selling either our upper extremities products or lower extremities products, but, in some cases, certain agencies or direct sales representatives sell products from both our upper and lower extremities product portfolios in their territories. Internationally, we utilize several distribution approaches that are tailored to the needs and requirements of each individual market. Our international sales and distribution system currently consists of 11 direct sales offices and approximately 90 distributors that sell our products in over 50 countries, with principal markets outside the United States in Europe, Asia, Canada, Australia, and Latin America. Our U.S. sales accounted for 72% of total net sales in 2015.
Principal Products. We have focused our efforts into growing our position in the extremities and biologics markets. We believe a more active and aging patient population with higher expectations regarding “quality of life,” an increasing global awareness of extremities and biologics solutions, improved clinical outcomes as a result of the use of such products, technological advances resulting in specific designs for such products that simplify procedures and address unmet needs for early interventions, and the growing need for revisions and revision related solutions will drive the market for extremities and biologics products.
The extremities market is one of the fastest growing market segments within orthopaedics, with annual growth rates of 7-10%. We believe major trends in the extremities market include procedure-specific and anatomy-specific devices, locking plates, and an increase in total ankle replacement or arthroplasty procedures. Upper extremities reconstruction involves implanting devices to replace, reconstruct, or fixate injured or diseased joints and bones in the shoulder, elbow, wrist, and hand. It is estimated that approximately 60% of the upper extremities market is in total shoulder replacement or arthroplasty implants. We believe major trends in the upper extremities market include minimally invasive fracture repair devices and next-generation joint arthroplasty systems. Lower extremities reconstruction involves implanting devices to replace, reconstruct, or fixate injured or diseased joints and bones in the foot and ankle. A large segment of the lower extremities market is comprised of plating and screw systems for reconstructing and fusing joints or repairing bones after traumatic injury. We believe major trends in the lower extremities market include the use of external fixation devices in diabetic patients, total ankle arthroplasty, advanced tissue fixation devices, and biologics. New technologies have been introduced into the lower extremities market in recent years including next-generation total ankle replacements, which currently have low levels of market penetration. We believe that market adoption of total ankle replacement, which currently represents approximately 6% of the lower extremities market, will result in significant future growth in the lower extremities market.
Our principal upper extremities products include the AEQUALIS ASCEND® and SIMPLICITI® total shoulder replacement systems, the AEQUALIS® REVERSED II™ reversed shoulder system, and the AEQUALIS ASCEND® FLEX™ convertible shoulder system. The SIMPLICITI® is the first minimally invasive, ultra-short stem total shoulder that has been available in certain international markets for a couple of years, but was just commercially launched by legacy Tornier on a limited focused basis in the United States late in the second quarter of 2015, after receipt of FDA 510(k) clearance in March 2015. We believe SIMPLICITI® allows us to expand the market to include younger patients that historically have deferred these procedures. Other principal upper extremities products include the EVOLVE® radial head prosthesis for elbow fractures, the EVOLVE® Elbow Plating System, RAYHACK® osteotomy system, and the MICRONAIL® intramedullary wrist fracture repair system.
Our principal lower extremities products include the INBONE® and INFINITY® Total Ankle Replacement Systems, both of which can be used with our PROPHECY® Preoperative Navigation Guides, which combine computer imaging with a patient’s CT scan, and are designed to provide alignment accuracy while reducing surgical steps. Our lower extremities products also include the CLAW® II Polyaxial Compression Plating System, the ORTHOLOC® 3Di Reconstruction Plating System, the PhaLinx® System used for hammertoe indications, PRO-TOE® VO Hammertoe System, the DARCO® family of locked plating systems, the VALOR® ankle fusion nail system, and the Swanson line of toe joint replacement products. We expect to commercially launch our most recent total ankle replacement product, the INVISION™ Total Ankle Revision System, in 2016.
Our biologic products use both biological tissue-based and synthetic materials to allow the body to regenerate damaged or diseased bone and to repair damaged or diseased soft tissue. These products aid the body’s natural regenerative capabilities to heal itself, minimizing or delaying the need for invasive implant surgery. The newest addition to our biologics product portfolio is AUGMENT® Bone Graft, which is based on recombinant human platelet-derived growth factor (rhPDGF-BB), a synthetic copy of one of the body’s principal healing agents. FDA approval of AUGMENT® Bone Graft in the United States for ankle and/or hindfoot fusion indications occurred during the third quarter of 2015. Prior to FDA approval, this product was available for sale in Canada for foot and ankle fusion indications and in Australia and New Zealand for hindfoot and ankle fusion indications. The AUGMENT® Bone Graft product line was acquired from BioMimetic Therapeutics, Inc. (BioMimetic) in March 2013. Our other principal biologics products include the GRAFTJACKET® line of soft tissue repair and containment membranes, the ALLOMATRIX® line of injectable tissue-based bone graft substitutes, the PRO-DENSE® injectable regenerative graft, the OSTEOSET® synthetic bone graft substitute, and the PRO-STIM® injectable inductive graft.
Significant Business Developments. On October 1, 2015, we completed the Wright/Tornier merger, as previously described. The merger created a mid-sized growth company uniquely positioned with leading technologies and specialized sales forces in three of the fastest growing areas of orthopaedics – upper extremities, lower extremities, and biologics. The highly complementary nature of the two legacy businesses has provided us significant diversity and scale across a range of geographies and product categories. Legacy Wright is a recognized leader of surgical solutions for the lower extremities market and legacy Tornier has an impressive upper extremities product portfolio, including in particular, shoulder replacement products. Together, we intend to continue to leverage the global strengths of both product brands as a pure-play extremities-biologics business.
On September 1, 2015, FDA approval of AUGMENT® Bone Graft in the United States for ankle and/or hindfoot fusion indications was obtained, and we commercially launched the product in the United States shortly thereafter.
On September 29, 2015, legacy Wright's five-year Corporate Integrity Agreement with the Office of the Inspector General of the United States Department of Health and Human Services expired, and on January 27, 2016, we received notification from the OIG-HHS that the term of the CIA has concluded.
On June 16, 2014, legacy Wright announced the full U.S. commercial launch of the INFINITY® Total Ankle Replacement System, which complements our ankle portfolio and allows us to offer a total ankle replacement system that addresses the continuum of care for end-stage ankle arthritis patients.
On January 30, 2014, legacy Wright completed the acquisition of Solana Surgical, LLC, and on February 5, 2014, completed the acquisition of OrthoPro, L.L.C., both privately-held, high-growth extremities companies. These acquisitions added complementary extremities product portfolios to further accelerate growth opportunities in our global extremities business. Legacy Wright acquired 100% of the outstanding equity of Solana for approximately $48 million in cash and $41.4 million of WMG common stock. Legacy Wright acquired 100% of OrthoPro's outstanding equity for approximately $32.5 million in cash.
On January 9, 2014, legacy Wright completed the sale of its OrthoRecon business to MicroPort. The financial results of the OrthoRecon business have been reflected within discontinued operations for all periods presented and, unless otherwise noted, the discussion below is on a continuing operations basis.
Financial Highlights. In 2015, net sales increased 39% totaling $415.5 million, compared to $298.0 million in 2014, driven by a $57 million increase in upper extremities sales primarily resulting from the Wright/Tornier merger and $43 million in growth from our lower extremities business.
Our 2015 U.S. sales increased by $88 million or 41% compared to 2014, driven by a $43 million increase in upper extremities sales primarily resulting from the Wright/Tornier merger and $38 million in growth from our lower extremities business primarily driven by continued success of our Total Ankle Replacement products, as well as growth in our core foot and ankle plating systems.
Our international sales increased by $30 million or 35% during 2015 as compared to 2014 primarily due to a $24 million increase in upper extremities and large joint sales primarily resulting from the Wright/Tornier merger and continued growth in our European direct markets and Australia, partially offset by a $10.5 million unfavorable impact from foreign currency exchange rates.
In 2015, our net loss from continuing operations totaled $238.4 million, compared to a net loss from continuing operations of $240.5 million in 2014. This decrease in net loss from continuing operations was primarily driven by:

•	a $7.6 million gain from mark-to-market adjustments on the Contingent Value Rights (CVRs) issued in connection with the BioMimetic acquisition

•	$91.1 million in costs for due diligence, transaction, and transition costs related to the Wright/Tornier merger;

•	$9.8 million of charges for the mark-to-market adjustment of our derivative instruments;

•	$24.8 million of non-cash interest expense related to the 2017 and 2020 convertible notes;

•	$25.1 million of charges related to the write-off of unamortized debt discount and deferred financing costs associated with the settlement of the 2017 convertible notes;

•
$14.2 million of non-cash share-based compensation expense in 2015 associated with the accelerated vesting of legacy Wright's unvested awards outstanding upon the closing of the Wright/Tornier merger; and

•	$11.4 million of inventory step-up amortization in 2015 associated with inventory acquired from the Wright/Tornier merger.
Opportunities and Challenges. With the completion of the Wright/Tornier merger, we believe we are now well positioned and committed to accelerating growth in our extremities and biologics business. We intend to leverage the global strengths of both the legacy Wright and legacy Tornier product brands as a pure-play extremities and biologics business. We believe our leadership will be further enhanced by the recent FDA premarket approval of AUGMENT® Bone Graft, a biologic solution that adds additional depth to one of the most comprehensive extremities product portfolios in the industry, as well as provides a platform technology for future new product development. The highly complementary nature of legacy Wright’s and legacy Tornier’s businesses has given us significant diversity and scale across a range of geographies and product categories. We believe we are differentiated in the marketplace by our strategic focus on extremities and biologics, our full portfolio of upper and lower extremities and biologics products, and our specialized and focused sales organization.
We are highly focused on ensuring that during this integration period no business momentum is lost. Our integration motto has been "Do no harm." Although we recognize that we will have revenue dis-synergies during the integration period, we believe we have an excellent opportunity to improve efficiency and leverage fixed costs in our business going forward.
While our ultimate financial goal is to achieve sustained profitability, in the short-term we anticipate continuing operating losses until we are able to grow our sales to a sufficient level to support our cost structure, including the inherent infrastructure costs of our industry.
Significant Industry Factors. Our industry is affected by numerous competitive, regulatory, and other significant factors. The growth of our business relies on our ability to continue to develop new products and innovative technologies, obtain regulatory clearance and maintain compliance for our products, protect the proprietary technology of our products and our manufacturing processes, manufacture our products cost-effectively, respond to competitive pressures specific to each of our geographic markets, including our ability to enforce non-compete agreements, and successfully market and distribute our products in a profitable manner. We, and the entire industry, are subject to extensive governmental regulation, primarily by the FDA. Failure to comply with regulatory requirements could have a material adverse effect on our business, operating results, and financial condition. We, as well as other participants in our industry, are subject to product liability claims, which could have a material adverse effect on our business, operating results, and financial condition.
Results of Operations
Comparison of the year ended December 27, 2015 to the year ended December 31, 2014
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

	Fiscal year ended
	December 27, 2015		December 31, 2014
	Amount	% of sales	Amount	% of sales
Net sales	$415,461	100.0%	$298,027	100.0%
Cost of sales[1]	119,255	28.7%	73,223	24.6%
Gross profit	296,206	71.3%	224,804	75.4%
Operating expenses:
Selling, general and administrative[1]	429,398	103.4%	289,620	97.2%
Research and development[1]	39,855	9.6%	24,963	8.4%
Amortization of intangible assets	16,922	4.1%	10,027	3.4%
Total operating expenses	486,175	117.0%	324,610	108.9%
Operating loss	(189,969)	(45.7)%	(99,806)	(33.5)%
Interest expense, net	41,358	10.0%	17,398	5.8%
Other expense (income), net	10,884	2.6%	129,626	43.5%
Loss from continuing operations before income taxes	(242,211)	(58.3)%	(246,830)	(82.8)%
(Benefit) provision for income taxes	(3,851)	(0.9)%	(6,334)	(2.1)%
Net loss from continuing operations	$(238,360)	(57.4)%	$(240,496)	(80.7)%
Loss from discontinued operations, net of tax [1]	(60,341)		(19,187)
Net loss	$(298,701)		$(259,683)
___________________________

1	These line items include the following amounts of non-cash, share-based compensation expense for the periods indicated:

	Fiscal year ended
	December 27, 2015	% of sales	December 31, 2014	% of sales
Cost of sales	$287	0.1%	$254	0.1%
Selling, general and administrative	22,777	5.5%	10,149	3.4%
Research and development	1,900	0.5%	1,084	0.4%
Income from discontinued operations, net of tax	—	n/a	—	n/a

The following table sets forth our net sales by product line for the periods indicated (in thousands) and the percentage of year-over-year change:

	Fiscal year ended
	December 27,	December 31,	%
	2015	2014	change
U.S.
Lower extremities	187,096	148,631	25.9%
Upper extremities	58,756	15,311	283.8%
Biologics	50,583	45,494	11.2%
Sports med & other	3,388	2,641	28.3%
Total extremities & biologics	299,823	212,077	41.4%
Large joint	18	—	N/A
Total U.S.	$299,841	$212,077	41.4%

International
Lower extremities	51,200	47,001	8.9%
Upper extremities	24,789	11,312	119.1%
Biologics	19,652	20,590	(4.6)%
Sports med & other	9,862	7,047	39.9%
Total extremities & biologics	105,503	85,950	22.7%
Large joint	10,117	—	N/A
Total International	$115,620	$85,950	34.5%

Total Sales	$415,461	$298,027	39.4%
Net sales
U.S. Sales. U.S. net sales totaled $299.8 million in 2015, a 41% increase from $212.1 million in 2014, representing approximately 72% of total net sales in 2015 and 71% of total net sales in 2014. Products acquired as part of the Wright/Tornier merger contributed sales of $51.6 million in 2015, which accounted for 24 percentage points of the increase from 2014.
Our U.S. lower extremities net sales increased to $187.1 million in 2015 from $148.6 million, representing growth of 26% over 2014. Sales in 2015 included $6.7 million from products acquired from the Wright/Tornier merger, which accounted for 4 percentage points of the increase. The remaining $31.8 million increase was driven by continued success of our Total Ankle Replacement products, as well as growth in our core foot and ankle plating systems.
Our U.S. upper extremities net sales increased to $58.8 million in 2015 from $15.3 million, representing growth of 284%, driven entirely by $43.3 million of acquired product sales from the Wright/Tornier merger.
Our U.S. biologics net sales totaled $50.6 million in 2015, representing an 11% increase over 2014, primarily driven by sales of recently launched biologic products, including AUGMENT® Bone Graft, which was commercially launched in fourth quarter of 2015.
International Extremities Sales. Net sales of our extremities products in our international regions totaled $105.5 million in 2015, a 23% increase from $86.0 million in 2014. Products acquired as part of the Wright/Tornier merger contributed sales of $21.7 million in 2015, which accounted for 25 percentage points of the increase from 2014. Our 2015 international extremities sales included an unfavorable foreign currency impact of approximately $10.5 million when compared to 2014 net sales, which had a 12 percentage point unfavorable impact on the growth rate.
Our international lower extremities net sales increased 9% to $51.2 million in 2015, including a $6.2 million unfavorable foreign currency impact which had a 13 percentage point unfavorable impact on the growth rate. Sales in 2015 included $2.5 million from products acquired from the Wright/Tornier merger, which accounted for 5 percentage points of the increase in 2015. Before the impact of foreign currency and acquired products, the 17% increase was driven by an 8% increase in sales in our direct markets in Europe, a 50% increase in sales in Australia and a 30% increase in sales in Canada.
Our international upper extremities net sales increased 119 percent to $24.8 million in 2015 from $11.3 million, driven entirely by $17.3 million of acquired product sales from the Wright/Tornier merger. Additionally, 2015 sales included a $1.1 million unfavorable foreign currency impact which had a 9 percentage point unfavorable impact on the growth rate.
Our international biologics net sales decreased 5% to $19.7 million, wholly attributable to a $2.0 million unfavorable foreign currency impact, which had a 10 percentage point unfavorable impact on the growth rate.
International Large Joint Sales. Our 2015 international large joint net sales of $10.1 million are wholly attributable to products acquired from the Wright/Tornier merger.
We anticipate that our 2016 net sales will show significant growth from 2015 due to the impact of the acquired products, particularly in the upper extremities product line, which we expect to be partially offset by anticipated sales dis-synergies due to sales force integrations. Additionally, we anticipate higher levels of growth in our U.S. biologics net sales due to the ongoing launch of AUGMENT® Bone Graft in the United States.
Cost of sales
Our cost of sales totaled $119.3 million or 28.7% of sales in 2015, compared to $73.2 million or 24.6% of sales in 2014, representing an increase of 4.1 percentage points as a percentage of net sales. This increase was primarily driven by $11.4 million (2.2% of net sales) of inventory step-up amortization in 2015 associated with inventory acquired from the Wright/Tornier merger, as well as increased provisions for excess and obsolete inventory and inventory losses.
Our cost of sales and corresponding gross profit percentages can be expected to fluctuate in future periods depending upon changes in our product sales mix and prices, distribution channels and geographies, manufacturing yields, period expenses, levels of production volume, and currency exchange rates. Additionally, we anticipate that cost of sales in 2016 will be unfavorably impacted by inventory step-up amortization associated with inventory acquired from the Wright/Tornier merger. This step-up amortization will be recognized over a 14-month period subsequent to the Wright/Tornier merger.
Selling, general and administrative
As a percentage of net sales, selling, general and administrative expenses increased to 103.4% in 2015, compared to 97.2% in 2014. Selling, general and administrative expense included $75.9 million (18.3% of net sales) and $31.9 million (10.7% of net sales) of due diligence, transition, and transaction costs associated with the Wright/Tornier merger and other recent acquisitions in 2015 and 2014, respectively. For 2015, selling, general and administrative expense also included a $13.1 million (3.2% of net sales) share-based compensation charge for accelerated vesting of outstanding unvested awards upon closing of the Wright/Tornier merger. For 2014, selling, general and administrative expense also included $1.2 million of costs related to management changes (0.4% of net sales) and $0.9 million of costs related to a patent dispute settlement (0.3% of net sales). The remaining selling, general and administrative expenses decrease as a percentage of sales was driven primarily by leveraging general and administrative expenses over increased net sales.
Research and development
Our investment in research and development activities represented 9.6% and 8.4% of net sales in 2015 and 2014, respectively. Research and development costs increased as a percentage of net sales in 2015 compared to 2014 primarily attributable to spending to support our product portfolio.
Amortization of intangible assets
Charges associated with amortization of intangible assets totaled $16.9 million in 2015, compared to $10.0 million in 2014. This increase was driven by amortization of intangible assets acquired as part of the Wright/Tornier merger, as well as a $1.8 million write-off of a legacy Wright intangible asset. Based on intangible assets held at December 27, 2015, we expect to amortize approximately $25.2 million in 2016, $24.6 million in 2017, $20.8 million in 2018, $19.2 million in 2019, and $18.5 million in 2020.

Interest expense, net
Interest expense, net, totaled $41.4 million in 2015 and $17.4 million in 2014. Increased interest expense was driven by the increase in debt outstanding following the issuance of the 2020 Notes in the first quarter of 2015. Our 2015 interest expense related primarily to non-cash interest expense associated with the amortization of the discount on the 2020 Notes and 2017 Notes of $21.8 million and $2.9 million, respectively; amortization of deferred financing charges on the 2020 Notes and 2017 Notes of $2.7 million and $0.5 million, respectively; and cash interest expense on the 2020 Notes and 2017 Notes totaling $12.8 million. Our 2014 interest expense related primarily to non-cash interest expense associated with the amortization of the discount on the 2017 Notes of $9.3 million, as well as cash interest expense on the 2017 Notes totaling $6.0 million.
Our interest income generated in 2015 and 2014 was approximately $0.3 million in both years, and was generated by our invested cash balances and investments in marketable securities. The amount of interest income we expect to realize in 2016 and beyond is subject to variability, dependent upon both the rate of invested returns we realize and the amount of excess cash balances on hand.
Other expense (income), net
Other expense (income), net was $10.9 million of expense in 2015, compared to $129.6 million of income in 2014. For 2015, other expense, net includes a gain of $7.6 million for the mark-to-market adjustment on the CVRs issued in connection with the BioMimetic acquisition, as well as an unrealized gain of $9.9 million for the mark-to-market adjustment on our derivatives, offset by a $25.1 million charge for write-off of pro-rata unamortized deferred financing fees and debt discount with repayment of $240 million of the 2017 Notes. For 2014, other expense, net includes an unrealized loss of $125.0 million for the mark-to-market adjustment on the CVRs issued in connection with the BioMimetic acquisition, $1.8 million for the fair value adjustment for contingent consideration associated with the WG Healthcare acquisition, and an unrealized loss of $2.0 million for net mark-to-market adjustments on our derivative asset and liability.
Benefit (provision) for income taxes
We recorded a tax benefit of $3.9 million in 2015 and $6.3 million in 2014. During 2015, our effective tax rate was approximately 1.6%, as compared to 2.6% in 2014. Our 2015 tax benefit was primarily attributable to losses benefited in jurisdictions where we did not have a valuation allowance. Our 2014 tax benefit included $5.5 million of benefit recorded in continuing operations as a result of the gain realized in discontinued operations. Our relatively low effective tax rate in both periods was primarily related to the valuation allowance on our U.S. net deferred tax assets, resulting in the inability to recognize a tax benefit for pre-tax losses in the United States except to the extent to which we recognize a gain in discontinued operations.
Loss from discontinued operations, net of tax
Loss from discontinued operations, net of tax, consists of the operations of the OrthoRecon business that was sold to MicroPort. For 2014, net loss from discontinued operations included operations from January 1 through January 9, 2014, which was the closing date of the transaction, costs associated with external legal defense fees, and changes to any contingent liabilities associated with the OrthoRecon business, as well as the $24.3 million gain on the sale of the OrthoRecon business. Subsequent to the closing date, costs associated with legal defense, income/loss associated with product liability insurance recoveries/denials, and changes to any contingent liabilities associated with the OrthoRecon business have been reflected within results of discontinued operations, and we will continue to reflect these within results of discontinued operations in future periods.

Comparison of the year ended December 31, 2014 to the year ended December 31, 2013
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

	Year ended December 31,
	2014		2013
	Amount	% of sales	Amount	% of sales
Net sales	$298,027	100.0%	$242,330	100.0%
Cost of sales[1]	73,223	24.6%	$59,721	24.6%
Gross profit	224,804	75.4%	182,609	75.4%
Operating expenses:
Selling, general and administrative[1]	289,620	97.2%	230,785	95.2%
Research and development[1]	24,963	8.4%	20,305	8.4%
Amortization of intangible assets	10,027	3.4%	7,476	3.1%
BioMimetic impairment charges	—	—%	206,249	85.1%
Total operating expenses	324,610	108.9%	464,815	191.8%
Operating loss	(99,806)	(33.5)%	(282,206)	(116.5)%
Interest expense, net	17,398	5.8%	16,040	6.6%
Other expense, net	129,626	43.5%	(67,843)	(28.0)%
Loss from continuing operations before income taxes	(246,830)	(82.8)%	(230,403)	(95.1)%
Provision for income taxes	(6,334)	(2.1)%	49,765	20.5%
Net loss from continuing operations	$(240,496)	(80.7)%	$(280,168)	(115.6)%
(Loss) income from discontinued operations, net of tax [1]	(19,187)		6,223
Net loss	$(259,683)		$(273,945)
___________________________

1	These line items include the following amounts of non-cash, share-based compensation expense for the periods indicated:

	Year Ended December 31,
	2014	% of sales	2013	% of sales
Cost of sales	$254	0.1%	$503	0.2%
Selling, general and administrative	10,149	3.4%	10,675	4.4%
Research and development	1,084	0.4%	780	0.3%
Loss from discontinued operations, net of tax	—	n/a	3,410	n/a

The following table sets forth our net sales by product line for the periods indicated (in thousands) and the percentage of year-over-year change:

	Fiscal year ended
	December 31,	December 31,	%
	2014	2013	change
U.S.
Lower extremities	148,631	115,642	28.5%
Upper extremities	15,311	17,423	(12.1)%
Biologics	45,494	42,561	6.9%
Sports med & other	2,641	2,022	30.6%
Total extremities & biologics	212,077	177,648	19.4%
Large joint	—	—	N/A
Total U.S.	$212,077	$177,648	19.4%

International
Lower extremities	47,001	35,020	34.2%
Upper extremities	11,312	7,240	56.2%
Biologics	20,590	17,231	19.5%
Sports med & other	7,047	5,191	35.8%
Total extremities & biologics	85,950	64,682	32.9%
Large joint	—	—	N/A
Total International	$85,950	$64,682	32.9%

Total Sales	$298,027	$242,330	23.0%

Net sales
U.S. Sales. U.S. net sales totaled $212.1 million in 2014, a 19% increase from $177.6 million in 2013, representing approximately 71% of total net sales in 2013 and 73% of total net sales in 2012. Products acquired from the 2014 Solana and OrthoPro acquisitions contributed sales of $22.4 million in 2014.
Our U.S. lower extremities net sales increased 29%, driven by sales of $20.8 million from products acquired from Solana and OrthoPro, as well as growth of our total ankle replacement products. The U.S. lower extremities sales growth includes the impact of the addition of Solana and OrthoPro's products into our existing direct sales force, offset by some cannibalization of product sales.
Our U.S. upper extremities net sales decreased to $15.3 million in 2014, representing a 12% decrease from 2013, driven by dis-synergies following the OrthoRecon divestiture.
Our U.S. biologics net sales increased 7% to $45.5 million in 2014, compared to $42.6 million in 2013, driven primarily by an increase in the sales of our PRO-DENSE® and ALLOPURE® line of products.
International Sales. Net sales in our international markets totaled $86.0 million in 2014, a 33% increase as compared to net sales of $64.7 million in 2013. Sales from products acquired from Biotech contributed sales of $13.7 million in 2014. Our 2014 international net sales included an unfavorable foreign currency impact of approximately $0.6 million when compared to 2013 net sales.
Our international lower extremities net sales increased 34% to $47.0 million in 2014, driven by sales of $8.2 million from products acquired from Biotech and increases in other geographic regions as a result of our focus on international market expansion.
Our international biologics net sales increased 19% as a result of a 33% increase in Asia, which was due to the addition of a new distribution partner in China in the second quarter of 2013, and a 21% increase of sales in Australia, primarily related to sales of AUGMENT® Bone Graft acquired from the BioMimetic acquisition in the first quarter of 2013.

Cost of sales
Our cost of sales were flat as a percentage of net sales, totaling $73.2 million or 24.6% of sales in 2014, compared to $59.7 million or 24.6% of sales in 2013. This was primarily a result of dis-synergies associated with fixed overhead manufacturing costs following the sale of our OrthoRecon business and increased inventory step-up amortization associated with acquisitions, offset by lower levels of provisions for excess and obsolete inventory.
Selling, general and administrative
As a percentage of net sales, selling, general and administrative expenses increased to 97.2% in 2014, compared to 95.2% in 2013. For 2014, selling, general and administrative expense included $14.1 million transition and transaction costs associated with acquired businesses (4.7% of net sales), $11.9 million of Wright/Tornier merger costs (4.0% of net sales), $5.8 million of transition costs associated with the sale of the OrthoRecon business (2.0% of net sales), $1.2 million of costs related to management changes (0.4% of net sales), and $0.9 million of costs related to a patent dispute settlement (0.3% of net sales). For 2013, Selling, general and administrative expense included $21.6 million of transition costs associated with the sale of our OrthoRecon business (8.9% of net sales), $12.9 million of due diligence, transition, and transaction costs related to our acquisitions of BioMimetic and Biotech (5.3% of net sales), and $0.9 million of cost related to distributor transition agreements (0.4% of net sales). The remaining increase in selling, general and administrative expenses as a percentage of net sales was driven by investment in international growth opportunities, dis-synergies as a result of the sale of the OrthoRecon business in certain corporate and international expenses, and short-term expense dis-synergies associated with the acquired Solana and OrthoPro businesses, which were partially offset by lower levels of expense for cash incentive compensation. The dis-synergies as a result of the sale of the OrthoRecon business included expenses associated with our information technology support, a new corporate headquarters, and international employees and facilities.
Research and development
Our investment in research and development activities represented 8.4% of net sales in both 2014 and 2013. Research and development costs as a percentage of net sales were flat in 2014 as compared to 2013 primarily attributable to increased sales levels, partially offset by dis-synergies in certain shared functions as a result of the sale of the OrthoRecon business.
Amortization of intangible assets
Charges associated with amortization of intangible assets totaled $10.0 million in 2014, compared to $7.5 million in 2013. This increase was driven by intangible assets acquired during the first quarter of 2014 and the fourth quarter of 2013. (See further discussion in Note 3 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”). This increase was partially offset by a decrease in amortization expense associated with certain distributor non-compete agreements that became fully amortized during 2014.
BioMimetic impairment charges
There were no BioMimetic impairment charges in 2014. During the quarter ended September 30, 2013, we recorded charges of approximately $206.2 million associated with the BioMimetic business acquired in the first quarter of 2013. On August 7, 2013, we received a not approvable letter from the FDA in response to our premarket approval application for AUGMENT® Bone Graft for use as an alternative to autograft in hindfoot and ankle fusion procedures, and we were required to evaluate assets associated with the BioMimetic acquisition for impairment. As a result of this evaluation, we recorded an intangible impairment charge of approximately $88.1 million and a goodwill impairment charge of $115.0 million, as well as the recognition of a $3.2 million charge for non-cancelable inventory commitments for the raw materials used in the manufacture of AUGMENT® Bone Graft, which we estimated would expire unused.
Interest expense, net
Interest expense, net, consisted of interest expense of $17.7 million in 2014 and $16.4 million in 2013, partially offset by interest income of $0.3 million in both 2014 and 2013. Our interest expense related primarily to non-cash interest expense associated with the amortization of the discount on our 2017 Notes of $9.3 million and $8.7 million in 2014 and 2013, respectively, and non-cash interest expense related to the amortization of deferred financing costs of $1.7 million and $1.6 million in 2014 and 2013, respectively, as well as cash interest expense on our 2017 Notes totaling $6.0 million in both 2014 and 2013.
Other expense, net
Other expense (income), net was $129.6 million of expense in 2014, compared to $67.8 million of income in 2013. For 2014, other expense, net included an unrealized loss of $125.0 million for the mark-to-market adjustment on the CVRs issued in connection with the BioMimetic acquisition, $1.8 million for the fair value adjustment for contingent consideration associated with the WG Healthcare acquisition, and an unrealized loss of $2.0 million for net mark-to-market adjustments on our derivative asset and liability. For 2013, other expense (income), net included a $61.1 million unrealized gain on the CVRs issued in connection with the BioMimetic acquisition and a $7.8 million realized gain on our previously held investment in BioMimetic, partially offset by an unrealized loss of $1.0 million for net mark-to-market adjustments on our derivative asset and liability.
Provision (benefit) for income taxes
We recorded a tax benefit of $6.3 million in 2014 and tax expense of $49.8 million in 2013. During 2014, our effective tax rate was approximately 2.6% as compared to (21.6)% in 2013. Our relatively low effective tax rate in 2014 was primarily related to the valuation allowance on our U.S. net deferred tax assets, resulting in the inability to recognize a tax benefit for pre-tax losses in the United States, except to the extent to which we recognize a gain in discontinued operations. Our 2014 tax benefit, therefore, included $5.5 million of benefit recorded in continuing operations as a result of the gain realized in discontinued operations. Our 2013 tax expense included a $119.6 million provision to record a valuation allowance against our deferred tax assets primarily associated with net operating losses in the United States as a result of recent cumulative operating losses in the U.S. tax jurisdiction, which had an unfavorable 51.9 percentage point impact on our 2013 effective tax rate.
Loss (income) from discontinued operations, net of tax
Loss from discontinued operations, net of tax, consists of the operations of the OrthoRecon business that was sold to MicroPort. For 2014, net loss from discontinued operations included operations from January 1 through January 9, 2014, which was the closing date of the transaction, costs associated with external legal defense fees, and changes to any contingent liabilities associated with the OrthoRecon business, as well as the $24.3 million gain on the sale of the OrthoRecon business.
For 2014, income from discontinued operations included twelve months of activity of the OrthoRecon business.
Seasonality and Quarterly Fluctuations
We traditionally experience lower sales volumes in the third quarter than throughout the rest of the year as many of our products are used in elective procedures, which generally decline during the summer months. This typically results in selling, general and administrative expenses and research and development expenses as a percentage of net sales that are higher during this period than throughout the rest of the year. In addition, our first quarter selling, general and administrative expenses include additional expenses that we incur in connection with the annual meetings held by the American College of Foot and Ankle Surgeons and the American Academy of Orthopaedic Surgeons. During these three-day events, we display our most recent and innovative products in the lower extremities market.
We have experienced and expect to continue to experience meaningful variability in our net sales and cost of sales as a percentage of net sales among quarters, as well as within each quarter, as a result of a number of factors including, among other things, the number and mix of products sold in the quarter and the geographies in which they are sold; the demand for, and pricing of our products and the products of our competitors; the timing of or failure to obtain regulatory clearances or approvals for products; costs, benefits, and timing of new product introductions; the level of competition; the timing and extent of promotional pricing or volume discounts; changes in average selling prices; the availability and cost of components and materials; number of selling days; fluctuations in foreign currency exchange rates; the timing of patients’ use of their calendar year medical insurance deductibles; and impairment and other special charges.
Liquidity and Capital Resources
The following table sets forth, for the periods indicated, certain liquidity measures (in thousands):

	December 27,	December 31,
	2015	2014
Cash and cash equivalents	$139,804	$227,326
Short-term marketable securities	—	2,575
Working capital	352,946	249,958

Operating Activities. Cash used in operating activities totaled $195.9 million, $116.0 million, and $36.6 million in 2015, 2014, and 2013, respectively. The increase in cash used in operating activities in 2015 compared to 2014 was due to lower cash profitability, primarily due to costs associated with the Wright/Tornier merger and a $28 million milestone payment associated with the BioMimetic acquisition upon FDA approval of AUGMENT® Bone Graft. This portion of the payment represents the excess over the value originally assigned as part of the purchase price allocation.
The increase in cash used in operating activities in 2014 compared to 2013 was driven by decreased cash profitability, primarily due to costs associated with the sale of the OrthoRecon business, costs associated with the acquisitions of BioMimetic and Biotech, and operating expenses associated with the acquired BioMimetic business.

Investing Activities. Our capital expenditures totaled $43.7 million in 2015, $48.6 million in 2014, and $37.5 million in 2013. While capital expenditures in 2015 decreased from 2014, they were higher than normal due to capital spending on system integrations resulting from the Wright/Tornier merger and completion of the expansion of our U.S. corporate headquarters. The increase in 2014 compared to 2013 was primarily attributable to spending on the expansion of our manufacturing facility in Arlington, Tennessee and our U.S. corporate headquarters. Historically, our capital expenditures have consisted principally of purchased manufacturing equipment, research and testing equipment, and computer systems. Of the $43.7 million in capital expenditures in 2015, $38.7 million was for routine capital expenditures and $5.0 million was for capital expenditures associated with integration activities of the Wright/Tornier merger.
During 2015, we acquired $30 million of cash as a result of the Wright/Tornier merger since this merger was an all-stock transaction, and we paid $4.9 million for the acquisition of the Surgical Specialties sales and distribution business. In 2014, we paid an aggregate of $81 million in cash, net of cash acquired, for the Solana and OrthoPro acquisitions.
Financing Activities. During 2015, cash provided by financing activities totaled $126.9 million, compared to $33.1 million in 2014 and $6.3 million in 2013. Cash provided by financing activities in 2015 resulted primarily from proceeds received from the issuance of the 2020 Notes, and to a lesser extent, proceeds from the issuance of the related warrants and proceeds from settling the 2017 Notes hedge option. These amounts were partially offset by amounts used to redeem some of the 2017 Notes, repurchase all of the warrants related to the 2017 Notes, enter into hedges in connection with the 2020 Notes, repay legacy Tornier debt, and pay contingent consideration. See Notes 6 and 9 of our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data” for additional information regarding our derivative and debt activity, respectively.
As of October 1, 2015, legacy Tornier had approximately $75 million in outstanding term debt and $7 million in a line of credit under a  pre-existing credit agreement.  Upon completion of the Wright/Tornier merger, we terminated all commitments under this credit agreement and repaid approximately $81 million in outstanding indebtedness. We did not incur any early termination penalties in connection with such repayment and termination.
During 2015, we paid a $70 million milestone payment associated with the BioMimetic acquisition upon FDA approval of AUGMENT® Bone Graft. This portion of the payment represents the value originally assigned as part of the purchase price allocation.
During 2014, we received $37.2 million of cash in connection with the issuance of shares under our share-based compensation plan, as compared to $6.3 million in 2013. This increase was driven primarily by stock option exercises of former employees transferred to MicroPort following the sale of the OrthoRecon business.
As of December 27, 2015 and December 31, 2014, we had less than 25% of our consolidated cash and cash equivalents held in jurisdictions outside of the United States, which are expected to be indefinitely reinvested for continued use in operations outside of the United States. We do not intend to repatriate these funds as repatriation of these assets to the United States would have negative tax consequences.
Discontinued Operations. Cash flows from discontinued operations are combined with cash flows from continuing operations in the consolidated statements of cash flows. During 2015, cash used in discontinued operations was approximately $28 million associated with legal defense costs and settlement of product liabilities, net of insurance proceeds received. During 2014, cash provided by discontinued operations was approximately $250.5 million driven by the cash received from the sale of the OrthoRecon business, compared to $29 million in 2013. We do not expect that the future cash outflows from discontinued operations will have an impact on our ability to meet contractual cash obligations and fund our working capital requirements, operations, and anticipated capital expenditures.

Contractual Cash Obligations. At December 27, 2015, we had contractual cash obligations and commercial commitments as follows (in thousands):

	Payments due by periods
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Amounts reflected in consolidated balance sheet:
Capital lease obligations(1)	$17,659	$1,989	$3,643	$3,299	$8,728
Long-term notes(2)	697,238	835	61,100	632,930	2,376

Amounts not reflected in consolidated balance sheet:
Operating leases	37,659	10,001	9,945	6,999	10,714
Interest on long-term debt notes(3)	55,009	13,952	26,227	14,830	—

Total contractual cash obligations	$807,565	$26,777	$100,915	$658,058	$21,818
_______________________________

(1)	Payments include amounts representing interest.

(2)
Our long-term notes include 2017 and 2020 Notes, shareholder debt, and mortgages. See further discussion in Note 9 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

(3)
Represents interest on 2017 and 2020 Notes, shareholder debt, and mortgages. See further discussion in Note 9 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

Portions of these payments are denominated in foreign currencies and were translated in the table above based on their respective U.S. dollar exchange rates at December 27, 2015. These future payments are subject to foreign currency exchange rate risk.
The amounts reflected in the table above for capital lease obligations represent future minimum lease payments under our capital lease agreements, which are primarily for certain property and equipment. The present value of the minimum lease payments are recorded in our balance sheet at December 27, 2015. The minimum lease payments related to these leases are discussed further in Note 9 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”
The amounts reflected in the table above for operating leases represent future minimum lease payments under non-cancelable operating leases primarily for certain equipment and office space. In accordance with US GAAP, our operating leases are not recognized on our consolidated balance sheets; however, the minimum lease payments related to these agreements are disclosed in Note 16 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”
The table above does not include the 2020 Notes Conversion Derivative (see "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for quantitative analysis on possible cash obligations upon maturity at various assumed stock prices).
The table above also does not include certain contingent consideration. Contingent consideration of up to $84 million may be paid upon reaching certain revenue milestones related to the BioMimetic acquisition. In addition, contingent consideration of up to $1.5 million and $0.6 million may be paid upon achieving revenue milestones related to the acquisitions of Surgical Specialties Australia Pty and WG Healthcare, respectively. These potential additional cash payments are based on the future financial performance of the acquired assets. The estimated fair value of these liabilities has been recorded on our consolidated balance sheets within Accrued expenses and other current liabilities and Other long-term liabilities.
In addition to the contractual cash obligations discussed above, all of our U.S. sales and a portion of our international sales are subject to commissions based on net sales. A substantial portion of our global sales are subject to royalties earned based on product sales.
Additionally, as of December 27, 2015, we had approximately $10 million of unrecognized tax benefits recorded on our consolidated balance sheet. This represents the tax benefits associated with various tax positions taken, or expected to be taken, on U.S. and international tax returns that have not been recognized in our financial statements due to uncertainty regarding their resolution. We are unable to make a reliable estimate of the eventual cash flows by period that may be required to settle these matters. Certain of these matters may not require cash settlement due to the existence of net operating loss carryforwards. Therefore, our unrecognized tax benefits are not included in the table above. See Note 11 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

Other Liquidity Information. We have funded our cash needs since 2000 through various equity and debt issuances and through cash flow from operations.
In February 2015, WMG issued $632.5 million of the 2020 Notes, which generated net proceeds of approximately $613 million. In connection with the offering of the 2020 Notes, WMG entered into convertible note hedging transactions with three counterparties. WMG also entered into warrant transactions in which WMG sold warrants for an aggregate of 20,489,142 shares of WMG common stock to these three counterparties. WMG used approximately $58 million of the net proceeds from the offering to pay the cost of the convertible note hedging transactions (after such cost was partially offset by the proceeds we received from the sale of the warrants). WMG also used approximately $292 million of the net proceeds from the offering to repurchase approximately $240 million aggregate principal amount of outstanding 2017 Notes in privately negotiated transactions.  On November 24, 2015, we entered into a supplemental indenture to the indenture governing the 2020 Notes which provided for, among other things, our full and unconditional guarantee, on a senior unsecured basis, of all of WMG's obligations relating to the 2010 Notes and to make certain other adjustments to the terms of the indenture to give effect to the Wright/Tornier merger. Also on November 24, 2015, we assumed the warrants initially issued by WMG in connection with the 2020 Note offering.
Although it is difficult for us to predict our future liquidity requirements, we believe that our cash balance for the combined business of approximately $139.8 million as of December 27, 2015 will be sufficient for the next 12 months to fund our working capital requirements and operations, permit anticipated capital expenditures in 2016 of approximately $43 million, and meet our anticipated contractual cash obligations in 2016. However, our future funding requirements will depend on many factors, including our future net sales and expenses.
In the event that we would require additional working capital to fund future operations, we could seek to acquire that through additional equity or debt financing arrangements which may or may not be available on favorable terms at such time. If we raise additional funds by issuing equity securities, our shareholders may experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt, in addition to those under our existing indentures. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our shareholders. If we do not have, or are not able to obtain, sufficient funds, we may have to delay development or commercialization of our products or scale back our operations.
We intend to use our cash balance and any additional financing to fund transaction and transition costs associated with the Wright/Tornier merger, to fund growth opportunities for our extremities and biologics business, and to pay certain retained liabilities of the OrthoRecon business.
In process research and development. In connection with the BioMimetic acquisition, we acquired in-process research and development (IPRD) technology related to projects that had not yet reached technological feasibility as of the acquisition date, which included AUGMENT® Bone Graft, which was undergoing the FDA approval process, and AUGMENT® Injectable Bone Graft. FDA approval of AUGMENT® Bone Graft in the United States for ankle and/or hindfoot fusion indications was obtained during the third quarter of 2015.
The acquisition date fair value of the IPRD technology was $27.1 million for AUGMENT® Injectable Bone Graft. The fair value of the IPRD technology was reduced to $0 as of December 31, 2014, which reflects the impairment charges recognized in 2013 after receipt of the not approvable letter from the FDA in response to a PMA application for AUGMENT® Bone Graft for use as an alternative to autograft in hindfoot and ankle fusion procedures.
In connection with the Wright/Tornier merger, we acquired IPRD technology related to three projects that had not yet reached technological feasibility as of the merger date. These projects included PerFORM Rev/Rev+, AEQUALIS® Adjustable Reversed Ext (AARE), and PerFORM+ that were assigned fair values of $14.5 million, $2.1 million, and $0.4 million, respectively, on the acquisition date.
The IPRD projects acquired are as follows:

•
AUGMENT® Injectable Bone Graft (Augment Injectable) combines rhPDGF-BB with an injectable bone matrix, and is targeted to be used in either open (surgical) treatment of fusions and fractures or closed (non-surgical) or minimally invasive treatment of fractures. AUGMENT® Injectable can be injected into a fusion or fracture site during an open surgical procedure, or it can be injected through the skin into a fracture site, in either case locally delivering rhPDGF-BB to promote fusion or fracture repair. Our initial clinical development program for AUGMENT® Injectable has focused on securing regulatory approval for open indications in the United States and in several markets outside the United States. Recently, we have focused our efforts on securing FDA approval of AUGMENT®. We currently estimate it could take one to three years to complete this project. We have incurred expenses of approximately $3.7 million for AUGMENT® Injectable since the date of acquisition and $1.2 million in the year ended December 27, 2015. We are currently evaluating future costs related to AUGMENT® Injectable following the recent Approvable Letter from the FDA on the AUGMENT® PMA.

•
PerFORM Rev/Rev+ is a next-generation reverse construct which replaces the existing Reverse II Glenoid Product. PerFORM Reverse consists of new baseplate options, with various backside angles and thicknesses to address additional glenoid deformities, and also includes a new central fixation technology that is different than any other system in the market. Development of this product is in manufacturing validation stage. Pre-market release trials are expected to start during early 2016 and 510(k) clearance is anticipated for later in 2016. We have an anticipated completion date in 2017 and the cost to complete the project is estimated to be less than $1 million. However, the risks and uncertainties associated with completion are dependent upon FDA clearance.

•
AEQUALIS® Adjustable Reversed Ext (AARE) will ultimately be our second-generation revision product, with an improved implant that is convertible and addresses more indications, and a revamped instrument set that includes universal extraction instrumentation. The implants in this system are complete from a design standpoint, have regulatory approval, and are being sold using a previous generation of instrumentation in a limited capacity. The instruments for the new revision system are currently in design phase. We have an anticipated completion date in 2017 and project cost to complete is estimated to be less than $1 million. However, the risks and uncertainties associated with completion are dependent upon testing validations and FDA clearance.

•
PerFORM+ is a Posterior Augmented Glenoid product, specifically positioned to address glenoid deformities (B2, C2, classifications, etc.) in anatomic total shoulder constructs. PerFORM + recently completed the initial market release to a limited number of surgeons. Full launch of the product is expected in 2016. We have an anticipated completion date in 2016 and project cost to complete is estimated to be less than $1 million. However, the risks and uncertainties associated with completion are dependent upon FDA clearance.

Critical Accounting Estimates
All of our significant accounting policies and estimates are described in Note 2 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.” Certain of our more critical accounting estimates require the application of significant judgment by management in selecting the appropriate assumptions in determining the estimate. By their nature, these judgments are subject to an inherent degree of uncertainty. We develop these judgments based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers, and information available from other outside sources, as appropriate. Different, reasonable estimates could have been used in the current period. Additionally, changes in accounting estimates are reasonably likely to occur from period to period. Both of these factors could have a material impact on the presentation of our financial condition, changes in financial condition, or results of operations.
We believe that the following financial estimates are both important to the portrayal of our financial condition and results of operations and require subjective or complex judgments. Further, we believe that the items discussed below are properly recorded in our financial statements for all periods presented. Our management has discussed the development, selection, and disclosure of our most critical financial estimates with the audit committee of our board of directors and with our independent auditors. The judgments about those financial estimates are based on information available as of the date of our financial statements. Those financial estimates include:
Discontinued operations. On January 9, 2014, legacy Wright completed the sale of the OrthoRecon business, which consists of legacy Wright's hip and knee product implants, to MicroPort. We determined that this transaction meets the criteria for classification as discontinued operations under the provisions of FASB ASC 205-20. As such, all historical operating results for the OrthoRecon business are reflected within discontinued operations in our consolidated statements of operations. In addition, costs incurred in 2013 associated with corporate employees and infrastructure transferred as a part of the sale have been included in discontinued operations. As this sale occurred in early 2014, costs for 2014 and 2015 primarily relate to product liability claims, including legal defense, settlements and judgments, and changes in contingent liabilities net of product liability insurance recoveries. Further, all assets and associated liabilities transferred to MicroPort were classified as assets and liabilities held for sale on our consolidated balance sheet, in accordance with FASB ASC 360.
Revenue recognition. Our revenues are primarily generated through two types of customers, hospitals and surgery centers and stocking distributors, with the majority of our revenue derived from sales to hospitals and surgery centers. Our products are sold through a network of employee and independent sales representatives in the United States and by a combination of employee sales representatives, independent sales representatives, and stocking distributors outside the United States. We record revenues from sales to hospitals and surgery centers when they take title to the product, which is generally when the product is surgically implanted in a patient.
During the quarter ended December 27, 2015, following the Wright/Tornier merger, we changed our estimate of uninvoiced revenue. While we have generally recognized revenue at the time that the product was surgically implanted, from a timing perspective, we now recognize revenue at the time the surgery and associated products used are reported, as opposed to previously when we received clerical documentation from the hospital. We have accounted for this as a change in estimate and have recorded additional revenue of approximately $3 million in the quarter ended December 27, 2015.

We record revenues from sales to our stocking distributors at the time the product is shipped to the distributor. Our stocking distributors, who sell the products to their customers, take title to the products and assume all risks of ownership. Our stocking distributors are obligated to pay us within specified terms regardless of when, if ever, they sell the products. In general, our stocking distributors do not have any rights of return or exchange; however, in limited situations, we have repurchase agreements with certain stocking distributors. Those certain agreements require us to repurchase a specified percentage of the inventory purchased by the distributor within a specified period of time prior to the expiration of the contract. During those specified periods, we defer the applicable percentage of the sales. An insignificant amount of sales related to these types of agreements were deferred and not yet recognized as revenue as of December 27, 2015 and December 31, 2014.
We must make estimates of potential future product returns related to current period product revenue. We base our estimate for sales returns on historical sales and product return information, including historical experience and trend information. Our reserve for sales returns has historically been immaterial. We charge our customers for shipping and handling and recognize these amounts as part of revenue.
In 2011, we entered into a trademark license agreement with KCI Medical Resources, a subsidiary of Kinetic Concepts, Inc. (KCI). In exchange for $8.5 million, of which $5.5 million was received immediately and $3 million was received in January 2012, this license agreement provides KCI with a non-transferable license to use our trademarks associated with our GRAFTJACKET® line of products in connection with the marketing and distribution of KCI's soft tissue graft containment products used in the wound care field, subject to certain exceptions. License revenue under this agreement is being recognized over 12 years on a straight-line basis.
Allowances for doubtful accounts. We experience credit losses on our accounts receivable; and accordingly, we must make estimates related to the ultimate collection of our accounts receivable. Specifically, we analyze our accounts receivable, historical bad debt experience, customer concentrations, customer creditworthiness, and current economic trends when evaluating the adequacy of our allowance for doubtful accounts.
The majority of our accounts receivable are from hospitals, many of which are government funded. Accordingly, our collection history with this class of customer has been favorable. Historically, we have experienced minimal bad debts from our hospital customers and more significant bad debts from certain international stocking distributors, typically as a result of specific financial difficulty or geo-political factors. We write off accounts receivable when we determine that the accounts receivable are uncollectible, typically upon customer bankruptcy or the customer’s non-response to repeated collection efforts.
We believe that the amount included in our allowance for doubtful accounts has been a historically appropriate estimate of the amount of accounts receivable that are ultimately not collected. While we believe that our allowance for doubtful accounts is adequate, the financial condition of our customers and the geo-political factors that impact reimbursement under individual countries’ healthcare systems can change rapidly, which would necessitate additional allowances in future periods. Our allowances for doubtful accounts were $1.2 million and $0.9 million, at December 27, 2015 and December 31, 2014, respectively.
Excess and obsolete inventories. We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory on a first-in, first-out (FIFO) basis or its net realizable value. We regularly review inventory quantities on hand for excess and obsolete inventory and, when circumstances indicate, we incur charges to write down inventories to their net realizable value. Our review of inventory for excess and obsolete quantities is based primarily on our forecast of product demand and production requirements for the next 36 months. A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. Additionally, our industry is characterized by regular new product development that could result in an increase in the amount of obsolete inventory quantities on hand due to cannibalization of existing products. Also, our estimates of future product demand may prove to be inaccurate in which case we may be required to incur charges for excess and obsolete inventory. In the future, if additional inventory write-downs are required, we would recognize additional cost of goods sold at the time of such determination. Regardless of changes in our estimates of future product demand, we do not increase the value of our inventory above its adjusted cost basis. Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, significant unanticipated decreases in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.
During the quarter ended December 27, 2015, we adjusted our estimate for excess and obsolete (E&O) inventory which resulted in a charge of $4.1 million. Our new E&O estimate is based on both the current age of kit inventory as compared to its estimated life cycle and our forecasted product demand and production requirements for other inventory items for the next 36 months. Total charges incurred to write down excess and obsolete inventory to net realizable value included in “Cost of sales” were approximately $14.2 million, $4.0 million, and $4.7 million for the years ended December 27, 2015 and December 31, 2014 and 2013, respectively.
Goodwill and long-lived assets. We account for acquired businesses using the purchase method of accounting. Under the purchase method, our consolidated financial statements include the financial results of an acquired business starting from the date the acquisition is completed. In addition, the assets acquired, liabilities assumed, and any contingent consideration must be recorded at the date of acquisition at their respective estimated fair values, with any excess of the purchase price over the estimated fair values of the net assets acquired recorded as goodwill. Significant judgment is required in estimating the fair value of contingent consideration and intangible assets and in assigning their respective useful lives. Accordingly, we typically obtain the assistance of third-party valuation specialists for significant acquisitions. The fair value estimates are based on available historical information and on future expectations and assumptions deemed reasonable by management, but are inherently uncertain.
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
We typically use an income method to estimate the fair value of intangible assets, which is based on forecasts of the expected future cash flows attributable to the respective assets. Significant estimates and assumptions inherent in the valuations reflect a consideration of other marketplace participants and include the amount and timing of future cash flows (including expected growth rates and profitability), the underlying product or technology life cycles, the economic barriers to entry, and the discount rate applied to the cash flows. Unanticipated market or macroeconomic events and circumstances may result in a triggering event for which we would test for impairment.
Determining the useful life of an intangible asset also requires judgment. Our assessment as to trademarks and brands that have a finite life is based on a number of factors including competitive environment, market share, trademark and/or brand history, underlying product life cycles, operating plans, and the macroeconomic environment of the countries in which the trademarks or brands are sold. All of our acquired technology and customer-related intangibles are expected to have finite useful lives.
As of December 27, 2015, we had approximately $876.3 million of goodwill recorded as a result of the acquisition of businesses. Goodwill is tested for impairment annually, or more frequently if changes in circumstances or the occurrence of events suggest that impairment exists. The annual evaluation of goodwill impairment may require the use of estimates and assumptions to determine the fair value of our reporting units using projections of future cash flows. Unless circumstances otherwise dictate, the annual impairment test is performed on October 1 each year.
We performed a qualitative assessment of goodwill for impairment as of October 1, 2015 for our reporting units in effect immediately prior to the Wright/Tornier merger, and determined that it is not more likely than not that the respective carrying values of our pre-merger reporting units (U.S., International and BioMimetic) exceeded their fair value, indicating that goodwill was not impaired.
Our business is capital intensive, particularly as it relates to surgical instrumentation. We depreciate our property, plant and equipment and amortize our intangible assets based upon our estimate of the respective asset’s useful life. Our estimate of the useful life of an asset requires us to make judgments about future events, such as product life cycles, new product development, product cannibalization, and technological obsolescence, as well as other competitive factors beyond our control. We account for the impairment of finite, long-lived assets in accordance with the FASB ASC Section 360, Property, Plant and Equipment. Accordingly, we evaluate impairments of our property, plant and equipment based upon an analysis of estimated undiscounted future cash flows. If we determine that a change is required in the useful life of an asset, future depreciation and amortization is adjusted accordingly. Alternatively, if we determine that an asset has been impaired, an adjustment would be charged to income based on the asset’s fair market value, or discounted cash flows if the fair market value is not readily determinable, reducing income in that period.

Valuation of in-process research and development. The estimated fair value attributed to IPRD represents an estimate of the fair value of purchased in-process technology for research programs that have not reached technological feasibility and have no alternative future use. Only those research programs that had advanced to a stage of development where management believed reasonable net future cash flow forecasts could be prepared and a reasonable possibility of technical success existed were included in the estimated fair value.
IPRD is recorded as an indefinite-lived intangible asset until completion or abandonment of the associated research and development projects. Accordingly, no amortization expense is reflected in the results of operations. If a project is completed, the carrying value of the related intangible asset will be amortized over the remaining estimated life of the asset beginning with the period in which the project is completed. If a project becomes impaired or is abandoned, the carrying value of the related intangible asset will be written down to its fair value and an impairment charge will be taken in the period the impairment occurs. These intangible assets are tested for impairment on an annual basis, or earlier if impairment indicators are present.

Product liability claims, product liability insurance recoveries and other litigation. Periodically, claims arise involving the use of our products. We make provisions for claims specifically identified for which we believe the likelihood of an unfavorable outcome is probable and an estimate of the amount of loss has been developed. As additional information becomes available, we reassess the estimated liability related to our pending claims and make revisions as necessary.
The product liability claims described in this section relate primarily to Wright Medical Technology, Inc., an indirect subsidiary of Wright Medical Group N.V., and are not necessarily applicable to Wright Medical Group N.V. or other affiliated entities. Maintaining separate legal entities within our corporate structure is intended to ring-fence liabilities.  We believe our ring-fenced structure should preclude corporate veil-piercing efforts against entities whose assets are not associated with particular claims.
We have received claims for personal injury against us associated with fractures of our PROFEMUR® long titanium modular neck product (PROFEMUR® Claims). As of January 30, 2016 there were 42 pending U.S. lawsuits and 23 pending non-U.S. lawsuits alleging such claims. The overall fracture rate for the product is low and the fractures appear, at least in part, to relate to patient demographics. Beginning in 2009, we began offering a cobalt-chrome version of our PROFEMUR® modular neck, which has greater strength characteristics than the alternative titanium version. Historically, we have reflected our liability for these claims as part of our standard product liability accruals on a case-by-case basis. However, during the quarter ended September 30, 2011, as a result of an increase in the number and monetary amount of these claims, management estimated our liability to patients in North America who have previously required a revision following a fracture of a PROFEMUR® long titanium modular neck, or who may require a revision in the future. Management has estimated that this aggregate liability ranges from approximately $22.5 million to $28.9 million. Any claims associated with this product outside of North America, or for any other products, will be managed as part of our standard product liability accrual methodology on a case by case basis.
Due to the uncertainty within our aggregate range of loss resulting from the estimation of the number of claims and related monetary payments, we have recorded a liability of $22.5 million, which represents the low-end of our estimated aggregate range of loss. We have classified $8.5 million of this liability as current in “Accrued expenses and other current liabilities” and $14 million as non-current in “Other liabilities” on our condensed consolidated balance sheet. We expect to pay the majority of these claims within the next three years.

During the quarter ended September 30, 2015, we increased our estimated liability by approximately $4 million for claims that had been incurred in prior periods. We have analyzed the impact of this adjustment and determined that this out-of-period charge did not have a material impact to the prior period or current period financial statements.

We are aware that MicroPort has recalled certain sizes of its cobalt chrome modular neck products as a result of alleged fractures. As of February 16, 2016, there were 2 pending U.S. lawsuits and 2 pending non-U.S. lawsuits against us alleging personal injury resulting from the fracture of a cobalt chrome modular neck. These claims will be managed as part of our standard product liability accrual methodology on a case-by-case basis.

We have maintained product liability insurance coverage on a claims-made basis. During the quarter ended March 31, 2013, we received a customary reservation of rights from our primary product liability insurance carrier asserting that present and future claims related to fractures of our PROFEMUR® titanium modular neck hip products and which allege certain types of injury (Modular Neck Claims) would be covered as a single occurrence under the policy year the first such claim was asserted. The effect of this coverage position would be to place Modular Neck Claims into a single prior policy year in which applicable claims-made coverage was available, subject to the overall policy limits then in effect. Management agrees with the assertion that the Modular Neck Claims should be treated as a single occurrence, but notified the carrier that it disputed the carrier's selection of available policy years. During the second quarter of 2013, we received confirmation from the primary carrier confirming their agreement with our policy year determination. Based on our insurer's treatment of Modular Neck Claims as a single occurrence, we increased our estimate of the total probable insurance recovery related to Modular Neck Claims by $19.4 million, and recognized such additional recovery as a reduction to our selling, general and administrative expenses for the three-months ended March 31, 2013, within results of discontinued operations. In the quarter ended June 30, 2013, we received payment from the primary insurance carrier of $5 million. In the quarter ended September 30, 2013, we received payment of $10 million from the next insurance carrier in the tower. We have requested, but not yet received, payment of the remaining $25 million from the third insurance carrier in the tower for that policy period. The policies with the second and third carrier in this tower are “follow form” policies and management believes the third carrier should follow the coverage position taken by the primary and secondary carriers. On September 29, 2015, that third carrier asserted that the terms and conditions identified in its reservation of rights will preclude coverage for the Modular Neck Claims. We strongly dispute the carrier's position and, in accordance with the dispute resolution provisions of the policy, have initiated an arbitration proceeding in London, England seeking payment of these funds. Pursuant to applicable accounting standards, we have reduced our insurance receivable balance for this claim to $0, and recorded a $25 million charge within "Net loss from discontinued operations."

Claims for personal injury have also been made against us associated with our metal-on-metal hip products (primarily our CONSERVE® product line). The pre-trial management of certain of these claims has been consolidated in the federal court system, in the United States District Court for the Northern District of Georgia under multi-district litigation (MDL) and certain other claims by the Judicial Counsel Coordinated Proceedings (JCCP) in state court in Los Angeles County, California (collectively the Consolidated Metal-on-Metal Claims).

As of January 30, 2016, there were 1,126 such lawsuits pending in the MDL and JCCP, and an additional 22 cases pending in various state courts. We have also entered into approximately 893 so called "tolling agreements" with potential claimants who have not yet filed suit. There are also approximately 56 non-U.S. lawsuits presently pending. We believe we have data that supports the efficacy and safety of our metal-on-metal hip products. While continuing to dispute liability, we have participated in court supervised non-binding mediation in the multi-district federal court litigation.

The first bellwether trial in the MDL commenced on November 9, 2015 in Atlanta, Georgia. On November 24, 2015, the jury returned a verdict in favor of the plaintiff and awarded the plaintiff $1 million in compensatory damages and $10 million in punitive damages. We believe there were significant trial irregularities and are vigorously contesting the trial result. On December 28, 2015, we filed a post-trial motion for judgment as a matter of law or, in the alternative, for a new trial or a reduction of damages awarded. That motion is pending. We have not recorded an accrual for this verdict because we do not consider it to be probable and estimable at this time.

The supervising judge in the JCCP has set a trial date of March 14, 2016 for the first bellwether trial in California. We expect that trial to proceed as scheduled.

We have maintained product liability insurance coverage on a claims-made basis. During the quarter ended September 30, 2012, we received a customary reservation of rights from our primary product liability insurance carrier asserting that certain present and future claims which allege certain types of injury related to our CONSERVE® metal-on-metal hip products (CONSERVE® Claims) would be covered as a single occurrence under the policy year the first such claim was asserted. The effect of this coverage position would be to place CONSERVE® Claims into a single prior policy year in which applicable claims-made coverage was available, subject to the overall policy limits then in effect. Management agrees that there is insurance coverage for the CONSERVE® Claims, but has notified the carrier that it disputes the carrier's characterization of the CONSERVE® Claims as a single occurrence.

Management has recorded an insurance receivable for the probable recovery of spending in excess of our retention for a single occurrence. During 2015, we received $6.1 million of insurance proceeds, which represent the amount undisputed by the carrier for the policy year the first claim was asserted. Our acceptance of these proceeds was not a waiver of any other claim that we may have against the insurance carrier. As of December 27, 2015, this receivable totaled approximately $17 million, and is solely related to defense costs incurred through December 27, 2015. However, the amount we ultimately receive may differ depending on the final conclusion of the insurance policy year or years and the number of occurrences. We believe our contracts with the insurance carriers are enforceable for these claims and, therefore, we believe it is probable that we will receive recoveries from our insurance carriers. However, our insurance carriers could still ultimately deny coverage for some or all of our insurance claims.

Every metal-on-metal hip case involves fundamental issues of science and medicine that often are uncertain, that continue to evolve, and which present contested facts and issues that can differ significantly from case to case. Such contested facts and issues include medical causation, individual patient characteristics, surgery specific factors, and the existence of actual, provable injury. Given these complexities, we are unable to reasonably estimate a probable liability for these matters. Although we continue to contest liability, based upon currently available information, we estimate a reasonably possible range of liability for the Consolidated Metal-on-Metal Claims, before insurance recoveries, averaging from zero to $250,000 per case.

Based upon the information we have at this time, we do not believe our liabilities, if any, in connection with these matters will exceed our available insurance. However, as described below, we are currently litigating coverage issues with certain of our carriers. As the litigation moves forward and circumstances continue to develop, our belief we will be able to resolve the Consolidated Metal-on-Metal Claims within available insurance coverage could change, which could materially impact our results of operations and financial position. Further, and notwithstanding our present belief we will be able to resolve these Claims within available insurance proceeds, we would consider contributing a limited amount to the funding of an acceptable, comprehensive, mediated settlement among claimants and insurers. To this end, we have indicated a willingness to contribute up to $30 million to achieve such a comprehensive settlement. Due to continuing uncertainty around (i) whether a multi-party comprehensive settlement can be achieved, (ii) the outcome of our coverage litigation with insurers which could impact the ability to reach a settlement and (iii) the case-by-case outcomes of any Metal-on-Metal claims ultimately litigated (and which we expect to contest vigorously), we are unable to reasonably estimate a probable liability for these matters and, therefore, no amounts have been accrued.

In June 2014, St. Paul Surplus Lines Insurance Company (Travelers), which was an excess carrier in our coverage towers across multiple policy years, filed a declaratory judgment action in Tennessee state court naming us and certain of our other insurance carriers as defendants and asking the court to rule on the rights and responsibilities of the parties with regard to the CONSERVE® Claims. Among other things, Travelers appears to dispute our contention that the CONSERVE® Claims arise out of more than a single occurrence thereby triggering multiple policy periods of coverage.  Travelers further seeks a determination as to the applicable policy period triggered by the alleged single occurrence.  We filed a separate lawsuit in state court in California for declaratory judgment against certain carriers and breach of contract against the primary carrier, and have moved to dismiss or stay the Tennessee action on a number of grounds, including that California is the most appropriate jurisdiction. During the third quarter of 2014, the California Court granted Travelers' motion to stay our California action.

In May 2015, we entered into confidential settlement discussions with our insurance carriers through a private mediator. These discussions are continuing.

In February 2014, Biomet, Inc. (Biomet) announced it had reached a settlement in the multi-district litigation involving its own metal-on-metal hip products. The terms announced by Biomet include: (i) an expected base settlement amount of $200,000; (ii) an expected minimum settlement amount of $20,000; (iii) no payments to plaintiffs who did not undergo a revision surgery; and (iv) a total settlement amount expected to be within Biomet’s aggregate insurance coverage. We believe our situation involves facts and circumstances that differ significantly from the Biomet cases.

In addition to the Consolidated Metal-on-Metal Claims discussed above, there are currently certain other pending claims related to our metal-on-metal hip products for which we are accounting in accordance with our standard product liability accrual methodology on a case-by-case basis.

Certain liabilities associated with the OrthoRecon business, including product liability claims associated with hip and knee products sold prior to the closing, were not assumed by MicroPort. Liabilities associated with these product liability claims, including legal defense, settlements and judgments, income associated with product liability insurance recoveries, and changes to any contingent liabilities associated with the OrthoRecon business have been reflected within results of discontinued operations, and we will continue to reflect these within results of discontinued operations in future periods. MicroPort is responsible for product liability claims associated with products it sells after the closing.

In June 2015, a jury returned a $4.4 million verdict against us in a case involving a fractured hip implant stem sold prior to the MicroPort closing.  This was a one-of-a-kind case unrelated to the modular neck fracture cases we have been reporting. There are no other cases pending related to this component, nor are we aware of other instances where this component has fractured. In September 2015, the trial judge reduced the jury verdict to $1.025 million and indicated that if plaintiff did not accept the reduced award he would schedule a new trial solely on the issue of damages. The plaintiff elected not to accept the reduced damage award, and both parties have appealed. The court has not set a date for a new trial on the issue of damages and we do not expect it will do so until the appeals are adjudicated. We will maintain our current $4.4 million accrual as a probable liability until the matter is resolved. The $4.4 million probable liability associated with this matter is reflected within “Accrued expenses and other current liabilities,” and a $4 million receivable associated with the probable recovery from product liability insurance is reflected within “Other current assets.”

In July 2015, we received demand letters from MicroPort seeking indemnification under the terms of the asset purchase agreement for the sale of our OrthoRecon business for losses or potential losses it has incurred or may incur as a result of either alleged breaches of representations in the asset purchase agreement or alleged unassumed liabilities. MicroPort asserted that the range of potential losses for which it seeks indemnity is between $18.5 million and $30 million. We responded to MicroPort's demand letters and received a further demand letter reiterating each of their claims and providing revised claim amounts. In this letter MicroPort asserted that the range of potential losses for which it seeks indemnity is between $77.5 million and $112.5 million.

On October 27, 2015, MicroPort filed a lawsuit in the United States District Court for the District of Delaware against Wright Medical Group N.V. alleging that we breached the indemnification provisions of the asset purchase agreement by failing to indemnify MicroPort for alleged damages arising out of certain pre-closing matters and for breach of certain representations and warranties. The complaint includes claims relating to MicroPort’s recall of certain of its cobalt chrome modular neck products, and seeks damages in an unspecified amount plus attorneys’ fees and costs, as well as declaratory judgment. On January 4, 2016, we filed an answer to the complaint and also filed a counterclaim seeking declaratory judgment and indemnification and other damages in an unspecified amount from MicroPort. A scheduling order has not yet been entered in the lawsuit.
Accounting for income taxes. Our effective tax rate is based on income by tax jurisdiction, valuation allowances, statutory rates, and tax saving initiatives available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our effective tax rate and evaluating our tax positions. This process includes assessing temporary differences resulting from differing recognition of items for income tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. Realization of deferred tax assets in each taxable jurisdiction is dependent on our ability to generate future taxable income sufficient to realize the benefits. Management evaluates deferred tax assets on an ongoing basis and provides valuation allowances to reduce net deferred tax assets to the amount that is more likely than not to be realized.
Our valuation allowance balances totaled $336.1 million and $171.4 million as of December 27, 2015 and December 31, 2014, respectively, due to uncertainties related to our ability to realize, before expiration, certain of our deferred tax assets for both U.S. and foreign income tax purposes. During 2013, we recognized a $119.6 million valuation allowance against our U.S. deferred tax assets due to recent operating losses in the U.S. tax jurisdiction, which resulted in the determination that our U.S. deferred tax assets were not more likely than not to be utilized in the foreseeable future. These deferred tax assets primarily consist of the carryforward of certain tax basis net operating losses and general business tax credits. See Note 11 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data” for further discussion of our deferred tax assets and the associated valuation allowance.
As a multinational corporation, we are subject to taxation in many jurisdictions and the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. In accordance with ASC 740 Income Taxes, we recognize the tax effects of an income tax position only if they are “more-likely-than-not” to be sustained based solely on the technical merits as of the reporting date. If we ultimately determine that the payment of these liabilities will be unnecessary, we will reverse the liability and recognize a tax benefit in the period in which we determine the liability no longer applies. Conversely, we record additional tax charges in a period in which we determine that a recorded tax liability is less than we expect the ultimate assessment to be. Our unrecognized tax benefits totaled $9.9 million and $4.4 million as of December 27, 2015 and December 31, 2014, respectively. See Note 11 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data” for further discussion of our unrecognized tax benefits.
We operate within numerous taxing jurisdictions. We are subject to regulatory review or audit in virtually all of those jurisdictions, and those reviews and audits may require extended periods of time to resolve. Management makes use of all available information and makes reasoned judgments regarding matters requiring interpretation in establishing tax expense, liabilities, and reserves. We believe adequate provisions exist for income taxes for all periods and jurisdictions subject to review or audit.
Share-based compensation. We calculate the grant date fair value of non-vested shares as the closing sales price on the trading day immediately prior to the grant date. We use the Black-Scholes option pricing model to determine the fair value of stock options and employee stock purchase plan shares. The determination of the fair value of these share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables, which include the expected life of the award, the expected stock price volatility over the expected life of the awards, expected dividend yield, and risk-free interest rate.
We estimate the expected life of options evaluating the historical activity as required by FASB ASC Topic 718, Compensation — Stock Compensation. Prior to the Wright/Tornier merger, the expected life of options was estimated based on historical option exercise and employee termination data. Post merger, the expected life of options was estimated based on the simplified method due to a lack of comparable, historic option exercise, and employee termination data for the combined company. The expected stock price volatility assumption was estimated based upon historical volatility of our ordinary shares for both legacy Wright and legacy Tornier prior to October 1, 2015. The risk-free interest rate is determined using U.S. Treasury rates where the term is consistent with the expected life of the stock options. Expected dividend yield is not considered as we have never paid dividends and have no plans of doing so in the future.
The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics not present in our option grants and employee stock purchase plan shares. Existing valuation models, including the Black-Scholes and lattice binomial models, may not provide reliable measures of the fair values of our share-based compensation. Consequently, there is a risk that our estimates of the fair values of our share-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination, or forfeiture of those share-based payments in the future. Certain share-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that is significantly higher than the fair values originally estimated on the grant date and reported in our financial statements. There is not currently a market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models.
We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting forfeitures and record share-based compensation expense only for those awards that are expected to vest. All share-based awards are amortized on a straight-line basis over their respective requisite service periods, which are generally the vesting periods.
If factors change and we employ different assumptions for estimating share-based compensation expense in future periods, such share-based compensation expense in future periods may differ significantly from what we have recorded in the current period and could materially affect our operating income, net income, and net income per share. A change in assumptions may also result in a lack of comparability with other companies that use different models, methods, and assumptions.
See Note 14 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data” for further information regarding our share-based compensation.
Restructuring charges. We evaluate impairment issues for long-lived assets under the provisions of FASB ASC 360. We record severance-related expenses once they are both probable and estimable in accordance with the provisions of FASB ASC Section 712, Compensation-Nonretirement Postemployment Benefits, for severance provided under an ongoing benefit arrangement. One-time termination benefit arrangements and other costs associated with exit activities are accounted for under the provisions of FASB ASC Section 420, Exit or Disposal Cost Obligations. We estimated the expense for our restructuring initiatives by accumulating detailed estimates of costs, including the estimated costs of employee severance and related termination benefits, impairment of property, plant and equipment, contract termination payments for leases, and any other qualifying exit costs. Such costs represented management’s best estimates, which were evaluated periodically to determine if an adjustment was required.

Recent accounting pronouncements. On May 28, 2014 and August 12, 2015, the FASB issued Accounting Standard Update (ASU) 2014-09 and 2015-14, Revenue from Contracts with Customers, which supersedes virtually all existing revenue recognition guidance under US GAAP. The ASU provides a five-step model for revenue recognition that companies will apply to recognize revenue in a manner that reflects the timing of the transfer of services to customers and the amount of revenue recognized reflects the consideration that a company expects to receive for the goods and services provided. The ASU will be effective for us fiscal year 2018. We are in the initial phases of our adoption plans and; accordingly, we are unable to estimate any effect this may have on our revenue recognition practices.

On April 7, 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, as part of its simplification initiative. The ASU changes the presentation of debt issuance costs in financial statements. Under current guidance (i.e., ASC 835-30-45-3 before the ASU), an entity reports debt issuance costs in the balance sheet as deferred charges (i.e., as an asset). Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. Further, on August 16, 2015, the FASB issued ASU 2015-15 Presentation and Subsequent Measurement of Debt Issuance Costs Associated With Line-of-Credit Arrangements to clarify the SEC staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements given the lack of guidance on this topic in ASU 2015-03. The SEC staff has announced that it would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. The ASU will be effective for us fiscal year 2016. We do not expect this change to significantly impact our financial statements.

On September 25, 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments to simplify the accounting for measurement-period adjustments. The ASU, which is part of the FASB’s simplification initiative, was issued in response to stakeholder feedback that restatements of prior periods to reflect adjustments made to provisional amounts recognized in a business combination increase the cost and complexity of financial reporting but do not significantly improve the usefulness of the information. The ASU will be effective for us fiscal year 2016. As detailed in Note 3, purchase price allocations for the Wright/Tornier merger are subject to adjustment during the measurement period. Under this ASU, an acquirer must recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined and must present these amounts separately on the face of the income statement or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date.

On November 20, 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, as part of its simplification initiative (i.e., the Board’s effort to reduce the cost and complexity of certain aspects of US GAAP). The ASU requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. It thus simplifies the current guidance, which requires entities to separately present deferred tax assets and deferred tax liabilities as current or noncurrent in a classified balance sheet. This ASU allows early adoption. We have elected to early adopt this guidance for the year ended December 27, 2015 and retrospectively applied this guidance to the 2014 tax balances. We noted that this change did not significantly impact our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our exposure to interest rate risk arises principally from the interest rates associated with our invested cash balances. On December 27, 2015, we had invested short-term cash and cash equivalents of approximately $140 million for the combined business. We believe that a 10 basis point change in interest rates is reasonably possible in the near term. Based on our current level of investment, an increase or decrease of 10 basis points in interest rates would have an annual impact of approximately $140,000 to our interest income.
Equity Price Risk
The 2017 Notes include conversion and settlement provisions that are based on the price of our ordinary shares and prior to the Wright/Tornier merger, WMG common stock, at conversion or at maturity of the notes. On February 13, 2015, WMG issued $632.5 million of the 2020 Notes, which generated net proceeds of approximately $613 million. Approximately $292 million of the net proceeds from the offering were used to repurchase approximately $240 million aggregate principal amount of the 2017 Notes in privately negotiated transactions. In addition, all of the 2017 Notes Hedges were settled and all of the warrants associated with the 2017 Notes were repurchased, generating net proceeds of approximately $10 million. As of December 27, 2015, we had approximately $60 million in outstanding debt under the 2017 Notes. The following table shows the amount of cash that we would be required to provide holders of the 2017 Notes upon maturity assuming various closing prices of our ordinary shares at the date of maturity:

Share price		Cash payment in excess of principal (in thousands)
$27.98	(10% greater than conversion price)	$6,001
$30.53	(20% greater than conversion price)	$12,002
$33.07	(30% greater than conversion price)	$18,003
$35.62	(40% greater than conversion price)	$24,004
$38.16	(50% greater than conversion price)	$30,004
The fair value of our 2017 Notes Conversion Derivative is directly impacted by the price of our ordinary shares and prior to the Wright/Tornier merger, WMG common stock. The following table presents the fair values of our 2017 Notes Conversion Derivative as a result of a hypothetical 10% increase and decrease in the price of our ordinary shares. We believe that a 10% change in our share price is reasonably possible in the near term:

(in thousands)
	Fair value of security given a 10% decrease in share price	Fair value of security as of December 27, 2015	Fair value of security given a 10% increase in share price
2017 Notes Conversion Derivative (Liability)	7,282	10,440	14,079
The 2020 Notes includes conversion and settlement provisions that are based on the price of our ordinary shares at conversion or at maturity of the notes. In addition, the hedges and warrants associated with these convertible notes also include settlement provisions that are based on the price of our ordinary shares. The amount of cash we may be required to pay, or the number of shares we may be required to provide to note holders at conversion or maturity of these notes, is determined by the price of our ordinary shares. The amount of cash that we may receive from hedge counterparties in connection with the related hedges and the number of shares that we may be required to provide warrant counterparties in connection with the related warrants are also determined by the price of our ordinary shares.
Upon the expiration of our warrants issued in connection with the 2020 Notes, we will issue ordinary shares to the purchasers of the warrants to the extent the price of our ordinary shares exceeds the warrant strike price of $40.00 at that time. The following table shows the number of shares that we would issue to warrant counterparties at expiration of the warrants assuming various closing prices of our ordinary shares on the date of warrant expiration:

Share price		Shares (in thousands)
$44.00	(10% greater than strike price)	1,863
$48.00	(20% greater than strike price)	3,415
$52.00	(30% greater than strike price)	4,728
$56.00	(40% greater than strike price)	5,854
$60.00	(50% greater than strike price)	6,830

The fair value of the 2020 Notes Conversion Derivative and the 2020 Notes Hedge is directly impacted by the price of our ordinary shares. We entered into the 2020 Notes Hedges in connection with the issuance of the 2020 Notes with the option counterparties. The 2020 Notes Hedges, which are cash-settled, are intended to reduce our exposure to potential cash payments that we are required to make upon conversion of the 2020 Notes in excess of the principal amount of converted notes if our ordinary share price exceeds the conversion price. The following table presents the fair values of the 2020 Notes Conversion Derivative and 2020 Notes Hedge as a result of a hypothetical 10% increase and decrease in the price of our ordinary shares. We believe that a 10% change in our share price is reasonably possible in the near term:

(in thousands)
	Fair value of security given a 10% decrease in share price	Fair value of security as of December 27, 2015	Fair value of security given a 10% increase in share price
2020 Notes Hedges (Asset)	$101,688	$127,758	$155,911
2020 Notes Conversion Derivative (Liability)	$99,942	$129,107	$160,910
Foreign Currency Exchange Rate Fluctuations
Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our financial results. Approximately 30% and 21% of our net sales from continuing operations were denominated in foreign currencies during the years ended December 27, 2015 and December 31, 2014, respectively, and we expect that foreign currencies will continue to represent a similarly significant percentage of our net sales in the future. Cost of sales related to these sales are primarily denominated in U.S. dollars; however, operating costs related to these sales are largely denominated in the same respective currencies, thereby partially limiting our transaction risk exposure. For sales not denominated in U.S. dollars, an increase in the rate at which a foreign currency is exchanged for U.S. dollars will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases, if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and our competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our prices not being competitive in a market where business is transacted in the local currency.
In 2015, approximately 97% of our net sales denominated in foreign currencies are derived from European Union countries, which are denominated in the Euro; from the United Kingdom, which are denominated in the British pound; from Australia which are denominated in Australian dollar; and from Canada, which are denominated in the Canadian dollar. Additionally, we have significant intercompany receivables, payables, and debt from our foreign subsidiaries that are denominated in foreign currencies, principally the Euro, the Japanese yen, the British pound, the Australian dollar, and the Canadian dollar. Our principal exchange rate risk, therefore, exists between the U.S. dollar and the Euro, British pound, Australian dollar, and the Canadian dollar. Fluctuations from the beginning to the end of any given reporting period result in the revaluation of our foreign currency-denominated intercompany receivables, payables, and debt generating currency translation gains or losses that impact our non-operating income and expense levels in the respective period.
As discussed in Note 2 to the consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data,” we enter into certain short-term derivative financial instruments in the form of foreign currency forward contracts. These forward contracts are designed to mitigate our exposure to currency fluctuations in our intercompany balances denominated currently in Euros, British pounds, and Canadian dollars. Any change in the fair value of these forward contracts as a result of a fluctuation in a currency exchange rate is expected to be offset by a change in the value of the intercompany balance. These contracts are effectively closed at the end of each reporting period.
A uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which our transactions are denominated would have resulted in an increase in operating income of approximately $1.4 million for the year ended December 27, 2015. This hypothetical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. This sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices, which can also be affected by the change in exchange rates.
Other
As of December 27, 2015, we had outstanding $60 million and $632.5 million principal amount of our 2017 and 2020 Notes, respectively. We carry these instruments at face value less unamortized discount on our consolidated balance sheets. Since these instruments bear interest at a fixed rate, we have no financial statement risk associated with changes in interest rates. However, the fair value of these instruments fluctuates when interest rates change, and in the case of our 2017 and 2020 Notes, when the market price of our ordinary shares fluctuates. We do not carry the 2017 and 2020 Notes at fair value, but present the fair value of the principal amount of our 2017 and 2020 Notes for disclosure purposes.

Item 8. Financial Statements and Supplementary Data.

Wright Medical Group N.V. Consolidated Financial Statements for the Fiscal Years Ended December 27, 2015 and December 31, 2014 and 2013 Index to Financial Statements

Page
Reports of Independent Registered Public Accounting Firm	77
Consolidated Financial Statements
Consolidated Balance Sheets	79
Consolidated Statements of Operations	80
Consolidated Statements of Comprehensive Income	81
Consolidated Statements of Cash Flows	82
Consolidated Statements of Changes in Shareholders’ Equity	84
Notes to Consolidated Financial Statements	86

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders

Wright Medical Group N.V.:
We have audited the accompanying consolidated balance sheets of Wright Medical Group N.V. and subsidiaries (the Company) as of December 27, 2015 and December 31, 2014, and the related consolidated statements of operations, comprehensive loss, cash flows, and changes in shareholders’ equity for the years ended December 27, 2015, December 31, 2014 and December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 27, 2015 and December 31, 2014, and the results of its operations and its cash flows for the years ended December 27, 2015, December 31, 2014 and December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 27, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

(signed) KPMG LLP
Memphis, Tennessee
February 23, 2016

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders

Wright Medical Group N.V.:
We have audited Wright Medical Group N.V.’s (the Company) internal control over financial reporting as of December 27, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Wright Medical Group N.V.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, Wright Medical Group N.V. maintained, in all material respects, effective internal control over financial reporting as of December 27, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Wright Medical Group, Inc. acquired Tornier N.V. in a reverse acquisition on October 1, 2015 with the combined company renamed Wright Medical Group N.V., and management excluded from its assessment of the effectiveness of Wright Medical Group N.V.’s internal control over financial reporting as of December 27, 2015, Tornier N.V.’s internal control over financial reporting associated with total assets, excluding goodwill and intangibles, of $365,090,000 and total net sales of $83,403,000 included in the consolidated financial statements of Wright Medical Group N.V. and subsidiaries as of and for the year ended December 27, 2015. Our audit of internal control over financial reporting of Wright Medical Group N.V. also excluded the evaluation of the internal control over financial reporting of Tornier N.V.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Wright Medical Group N.V. and subsidiaries as of December 27, 2015 and December 31, 2014, and the related consolidated statements of operations, comprehensive loss, cash flows, and shareholders’ equity for the years ended December 27, 2015, December 31, 2014 and December 31, 2013, and our report dated February 23, 2016 expressed an unqualified opinion on those consolidated financial statements.

(signed) KPMG LLP
Memphis, Tennessee
February 23, 2016

Wright Medical Group N.V. Consolidated Balance Sheets (In thousands, except share data)

	December 27, 2015	December 31, 2014
Assets:
Current assets:
Cash and cash equivalents	$139,804	$227,326
Marketable securities	—	2,575
Accounts receivable, net	131,050	57,190
Inventories	229,109	88,412
Prepaid expenses	15,002	11,161
Other current assets	44,919	50,355
Total current assets [2]	559,884	437,019

Property, plant and equipment, net	240,769	104,235
Goodwill	876,344	190,966
Intangible assets, net	256,743	69,025
Deferred income taxes [2]	2,580	1,649
Other assets	153,355	87,179
Total assets [2]	$2,089,675	$890,073
Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$30,904	$16,729
Accrued expenses and other current liabilities [2]	173,863	169,614
Current portion of long-term obligations	2,171	718
Total current liabilities [2]	206,938	187,061

Long-term debt and capital lease obligations	577,382	280,612
Deferred income taxes [2]	41,755	9,553
Other liabilities	208,574	134,044
Total liabilities [2]	1,034,649	611,270
Commitments and contingencies (Note 16)
Shareholders’ equity:
Ordinary shares, €0.03 par value, authorized: 320,000,000 shares; issued and outstanding: 102,672,678 shares at December 27, 2015 and 52,913,093 shares at December 31, 2014 [1]	3,790	2,101
Additional paid-in capital [1]	1,835,586	749,469
Accumulated other comprehensive (loss) income	(10,484)	2,398
Accumulated deficit	(773,866)	(475,165)
Total shareholders’ equity	1,055,026	278,803
Total liabilities and shareholders’ equity [2]	$2,089,675	$890,073

[1]	The prior year balances were converted to meet post-merger valuations as described within Note 13.

[2]	The prior year deferred tax balances were reclassified to account for early adoption of ASU 2015-17.
The accompanying notes are an integral part of these consolidated financial statements.

Wright Medical Group N.V. Consolidated Statements of Operations (In thousands, except per share data)

	Fiscal year ended
	December 27, 2015	December 31, 2014	December 31, 2013
Net sales	$415,461	$298,027	$242,330
Cost of sales [1]	119,255	73,223	59,721
Gross profit	296,206	224,804	182,609
Operating expenses:
Selling, general and administrative [1]	429,398	289,620	230,785
Research and development [1]	39,855	24,963	20,305
Amortization of intangible assets	16,922	10,027	7,476
BioMimetic impairment charges	—	—	206,249
Total operating expenses	486,175	324,610	464,815
Operating loss	(189,969)	(99,806)	(282,206)
Interest expense, net	41,358	17,398	16,040
Other expense (income), net	10,884	129,626	(67,843)
Loss from continuing operations before income taxes	(242,211)	(246,830)	(230,403)
(Benefit) provision for income taxes	(3,851)	(6,334)	49,765
Net loss from continuing operations	$(238,360)	$(240,496)	$(280,168)
(Loss) income from discontinued operations, net of tax[1]	$(60,341)	$(19,187)	$6,223
Net loss	$(298,701)	$(259,683)	$(273,945)

Net loss from continuing operations per share (Note 13):[2]
Basic	$(3.68)	$(4.69)	$(5.82)
Diluted	$(3.68)	$(4.69)	$(5.82)

Net loss per share (Note 13):[2]
Basic	$(4.61)	$(5.06)	$(5.69)
Diluted	$(4.61)	$(5.06)	$(5.69)

Weighted-average number of ordinary shares outstanding-basic[2]	64,808	51,293	48,103
Weighted-average number of ordinary shares outstanding-diluted[2]	64,808	51,293	48,103
___________________________

[1]	These line items include the following amounts of non-cash, share-based compensation expense for the periods indicated:

	Fiscal year ended
	December 27, 2015	December 31, 2014	December 31, 2013
Cost of sales	$287	$254	$503
Selling, general and administrative	22,777	10,149	10,675
Research and development	1,900	1,084	780
Discontinued operations	—	—	3,410

[2]
The prior year weighted-average shares outstanding and net loss per share amounts were converted to meet post-merger valuations as described within Note 13. The 2015 weighted-average shares outstanding includes additional shares issued on October 1, 2015 as part of the Wright/Tornier merger as described in Note 13.

The accompanying notes are an integral part of these consolidated financial statements.

Wright Medical Group N.V.
Consolidated Statements of Comprehensive Loss
(In thousands)

	Fiscal year ended
	December 27,	December 31,	December 31,
	2015	2014	2013

Net loss	$(298,701)	$(259,683)	$(273,945)

Other comprehensive income (loss), net of tax:
Changes in foreign currency translation	(12,882)	(17,840)	(1,381)
Reclassification of gain on equity securities, net of taxes $1 and $3,041, respectively	—	1	(4,757)
Unrealized gain on marketable securities, net of taxes $987	—	—	1,543
Reclassification of currency translation adjustment (CTA) write-off to earnings related to liquidation of Japanese subsidiary	—	2,628	—
Reclassification of minimum pension liability to earnings	—	(344)	14
Other comprehensive loss	(12,882)	(15,555)	(4,581)

Comprehensive loss	$(311,583)	$(275,238)	$(278,526)

The accompanying notes are an integral part of these consolidated financial statements.

Wright Medical Group N.V. Consolidated Statements of Cash Flows (In thousands)

	Fiscal year ended
	December 27,	December 31,	December 31,
	2015	2014	2013
Operating activities:
Net loss	$(298,701)	$(259,683)	$(273,945)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	29,481	18,582	26,296
Share-based compensation expense	24,964	11,487	15,368
Amortization of intangible assets	16,922	10,027	8,345
Amortization of deferred financing costs and debt discount	27,600	10,969	10,288
Deferred income taxes (Note 11)	(3,087)	(396)	51,958
Provision for excess and obsolete inventory [1]	14,218	3,967	4,688
Write-off of deferred financing costs	25,101	—	—
Excess tax benefit from share-based compensation arrangements	—	(59)	(804)
Amortization of inventory step-up	11,356	—	—
Non-cash adjustment to derivative fair value	(10,045)	2,000	1,000
Non-cash realized gain on BioMimetic stock (Note 3)	—	—	(7,798)
Gain on sale of OrthoRecon business	—	(24,277)	—
BioMimetic goodwill and intangible impairment charge	—	—	203,081
Mark-to-market adjustment for CVRs (Note 2)	(7,571)	125,012	(61,151)
Reduction of insurance receivable	25,000	—	—
Other	4,780	2,582	(2,788)
Changes in assets and liabilities (net of acquisitions):
Accounts receivable	(13,078)	(11,970)	(3,477)
Inventories [1]	(24,695)	(25,317)	2,686
Prepaid expenses and other current assets	(10,471)	30,531	(21,945)
Accounts payable	(2,919)	12,907	(1,334)
Accrued expenses and other liabilities	23,258	(22,364)	12,931
CVR payment in excess of value assigned as part of PPA	(27,983)	—	—
Net cash used in operating activities	(195,870)	(116,002)	(36,601)
Investing activities:
Capital expenditures	(43,666)	(48,603)	(37,530)
Acquisition of businesses	(4,905)	(80,556)	(95,409)
Purchase of intangible assets	(82)	(11,693)	(4,291)
Cash acquired from merger with Tornier	30,117	—	—
Sales and maturities of available-for-sale marketable securities	2,566	11,795	27,332
Investment in available-for-sale marketable securities	—	—	(20,719)
Proceeds from sale of assets	—	274,687	9,300
Net cash (used in) provided by investing activities	(15,970)	145,630	(121,317)
Financing activities:
Issuance of ordinary shares	3,513	37,201	6,328
Proceeds from 2020 Warrants	87,072	—	—
Payment of 2020 Notes hedge option	(144,843)	—	—
Repurchase of 2017 Warrants	(59,803)	—	—
Payment of 2017 Notes Premium	(49,152)	—	—
Proceeds from 2017 Notes hedge option	69,764	—	—
Maturity/redemption of 2014 convertible senior notes	—	(3,768)	—
Payment of debt acquired from merger with Tornier	(81,367)	—	—
Proceeds from convertible 2020 notes	632,500	—	—
Redemption of convertible 2017 notes	(240,000)	—	—
Payments of deferred financing costs and equity issuance costs	(20,081)	—	(16)
Payment of contingent consideration	(70,120)	—	—
Payments of capital leases	(621)	(441)	(859)

Wright Medical Group N.V. Consolidated Statements of Cash Flows (Continued) (In thousands)

	Fiscal year ended
	December 27,	December 31,	December 31,
	2015	2014	2013
Excess tax benefit from share-based compensation arrangements	—	59	804
Net cash provided by financing activities	126,862	33,051	6,257

Effect of exchange rates on cash and cash equivalents	(2,544)	(4,088)	36

Net (decrease) increase in cash and cash equivalents	(87,522)	58,591	(151,625)

Cash and cash equivalents, beginning of year	227,326	168,735	320,360

Cash and cash equivalents, end of year	$139,804	$227,326	$168,735

[1]	The prior year balances were revised to show separate presentation related to provision for excess and obsolete inventory.

The accompanying notes are an integral part of these consolidated financial statements.

Wright Medical Group N.V. Consolidated Statements of Changes in Shareholders’ Equity For the fiscal years ended December 31, 2013 and 2014 and December 27, 2015 (In thousands, except share data)

	Ordinary shares		Additional paid-in capital [1]	Retained earnings/ (accumulated deficit)	Accumulated other comprehensive income	Total shareholders' equity
	Number of shares [1]	Amount [1]
Balance at December 31, 2012	40,930,191	$1,620	$440,824	$58,463	$22,534	$523,441
2013 Activity:
Net loss	—	—	—	(273,945)	—	(273,945)
Foreign currency translation	—	—	—	—	(1,381)	(1,381)
Reclassification of gain on equity securities, net of taxes $3,041	—	—	—	—	(4,757)	(4,757)
Unrealized gain (loss) on marketable securities, net of taxes $987	—	—	—	—	1,543	1,543
Minimum pension liability adjustment	—	—	—	—	14	14
Issuances of ordinary shares	317,040	12	6,316	—	—	6,328
Ordinary shares issued in connection with BioMimetic acquisition	7,171,847	279	168,482	—	—	168,761
Ordinary shares issued in connection with Biotech acquisition	765,046	31	20,933	—	—	20,964
Grant of non-vested shares of ordinary shares	290,193	—	—	—	—	—
Forfeitures of non-vested shares of ordinary shares	(40,695)	—	—	—	—	—
Vesting of stock-settled phantom stock and restricted stock units	43,116	14	(14)	—	—	—
Tax deficits realized from share-based compensation arrangements, net	—	—	(1,045)	—	—	(1,045)
Share-based compensation	—	—	19,687	—	—	19,687
Equity issuance costs associated with BioMimetic acquisition	—	—	104	—	—	104
Balance at December 31, 2013	49,476,738	$1,956	$655,287	$(215,482)	$17,953	$459,714
2014 Activity:
Net loss	—	—	—	(259,683)	—	(259,683)
Foreign currency translation	—	—	—	—	(17,840)	(17,840)
Reclassification of gain on equity securities, net of taxes $1	—	—	—	—	1	1
Minimum pension liability adjustment [2]	—	—	—	—	(344)	(344)
Currency translation adjustment (CTA) write-off to earnings related to liquidation of Japanese subsidiary [2]	—	—	—	—	2,628	2,628
Issuances of ordinary shares	1,718,100	68	37,132	—	—	37,200
Ordinary shares issued in connection with Solana acquisition	1,406,799	57	41,387	—	—	41,444
Grant of non-vested shares of ordinary shares	252,477	—	—	—	—	—
Forfeitures of non-vested shares of ordinary shares	(24,051)	—	—	—	—	—
Vesting of stock-settled phantom stock and restricted stock units	83,030	20	(20)	—	—	—
Share-based compensation	—	—	15,683	—	—	15,683
Balance at December 31, 2014	52,913,093	$2,101	$749,469	$(475,165)	$2,398	$278,803

Wright Medical Group N.V.
Consolidated Statements of Changes in Shareholders’ Equity (Continued)
For the Fiscal Years Ended December 31, 2013 and 2014 and December 27, 2015
(In thousands, except share data)

	Ordinary shares		Additional paid-in capital [1]	Retained earnings/ (accumulated deficit)	Accumulated other comprehensive income	Total shareholders' equity
	Number of shares [1]	Amount [1]
2015 Activity:
Net loss	—	$—	$—	$(298,701)	$—	$(298,701)
Foreign currency translation	—	$—	$—	$—	$(12,882)	$(12,882)
Issuances of ordinary shares	160,306	$6	$3,514	$—	$—	$3,520
Ordinary shares issued in connection with Tornier merger	49,569,007	$1,666	$1,032,570	$—	$—	$1,034,236
Grant of non-vested shares of ordinary shares	5,246	$—	$—	$—	$—	$—
Forfeitures of non-vested shares of ordinary shares	(5,869)	$—	$—	$—	$—	$—
Vesting of stock-settled phantom stock and restricted stock units	30,895	$17	$(17)	$—	$—	$—
Share-based compensation	—	$—	$24,803	$—	$—	$24,803
Issuance of stock warrants, net of equity issuance costs	—	$—	$25,247	$—	$—	$25,247
Balance at December 27, 2015	102,672,678	$3,790	$1,835,586	$(773,866)	$(10,484)	$1,055,026

[1]	The prior year balances of ordinary shares and additional paid in capital were restated to meet post-merger conversion values as further described within Note 13.

[2]
The balances of CTA and minimum pension liability adjustment within AOCI were written-off in 2014 following the liquidation of our former Japanese subsidiary as part of the sale of our OrthoRecon business. This was recorded within the gain on the sale of the OrthoRecon business within results of discontinued operations.

The accompanying notes are an integral part of these consolidated financial statements.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

Wright Medical Group N.V. (Wright or we) is a global medical device company focused on extremities and biologics products. We are committed to delivering innovative, value-added solutions improving quality of life for patients worldwide and are a recognized leader of surgical solutions for the upper extremities (shoulder, elbow, wrist and hand), lower extremities (foot and ankle) and biologics markets, three of the fastest growing segments in orthopaedics. We market our products in over 50 countries worldwide.
Our global corporate headquarters are located in Amsterdam, the Netherlands. We also have significant operations located in Memphis, Tennessee (U.S. headquarters, research and development, sales and marketing administration, and administrative activities); Bloomington, Minnesota (upper extremities sales and marketing); Arlington, Tennessee (manufacturing and warehousing operations); Grenoble, France (manufacturing and research and development); and Macroom, Ireland (manufacturing). In addition, we have local sales and distribution offices in Canada, Australia, Asia, and throughout Europe. For purposes of this report, references to "international" or "foreign" relate to non-U.S. matters while references to "domestic" relate to U.S. matters.
Upon completion of the merger between legacy Wright and legacy Tornier (the Wright/Tornier merger or merger), Robert J. Palmisano, former President and Chief Executive Officer (CEO) of legacy Wright, became President and CEO of the combined company. David H. Mowry, former President and CEO of legacy Tornier, became Executive Vice President and Chief Operating Officer, and Lance A. Berry, former Senior Vice President (SVP) and Chief Financial Officer (CFO) of legacy Wright, became SVP and CFO. Our board of directors is comprised of five representatives from legacy Wright’s board of directors and five representatives from legacy Tornier’s board of directors, including Mr. Palmisano and Mr. Mowry. Immediately upon completion of the merger, legacy Wright shareholders owned approximately 52% of the combined company and legacy Tornier shareholders owned approximately 48%. In connection with the merger, the trading symbol for our ordinary shares changed from “TRNX” to “WMGI.” Because of these and other facts and circumstances, the merger has been accounted for as a “reverse acquisition” under generally acceptable accounting principles in the United States (US GAAP), and as such, legacy Wright is considered the acquiring entity for accounting purposes. Therefore, legacy Wright’s historical results of operations replaced legacy Tornier’s historical results of operations for all periods prior to the merger. More specifically, the accompanying consolidated financial statements for periods prior to the merger are those of legacy Wright and its subsidiaries, and for periods subsequent to the merger also include legacy Tornier and its subsidiaries.
Our fiscal year runs from the Monday nearest to the thirty-first of December of a year, and ends on the Sunday nearest to the thirty-first of December of the following year. Prior to the merger, our fiscal year ended December 31 each year.
The consolidated financial statements and accompanying notes present our consolidated results for each of the fiscal years in the three-year period ended December 27, 2015, December 31, 2014, and December 31, 2013.
All amounts are presented in U.S. dollar ($), except where expressly stated as being in other currencies, e.g., Euros (€).
References in these note to consolidated financial statements to "we," "our" and "us" refer to Wright Medical Group N.V. and its subsidiaries after the Wright/Tornier merger and Wright Medical Group, Inc. and its subsidiaries before the merger.
2. Summary of Significant Accounting Policies
Principles of Consolidation. The accompanying consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The most significant areas requiring the use of management estimates relate to discontinued operations, revenue recognition, the determination of allowances for doubtful accounts and excess and obsolete inventories, accounting for business combinations and the evaluation of goodwill and long-lived assets, product liability claims and other litigation, income taxes, share-based compensation, and accounting for restructuring charges.
Discontinued Operations. On January 9, 2014, pursuant to the previously disclosed Asset Purchase Agreement, dated as of June 18, 2013 (the MicroPort Agreement), by and among us and MicroPort Scientific Corporation (MicroPort), we completed our divesture and sale of our business operations operating under our prior OrthoRecon operating segment (the OrthoRecon Business)

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

to MicroPort. Pursuant to the terms of the MicroPort Agreement, the purchase price (as defined in the agreement) for the OrthoRecon Business was approximately $283 million (including a working capital adjustment), which MicroPort paid in cash.
All historical operating results for the OrthoRecon business, including costs associated with corporate employees and infrastructure transferred as a part of the sale, are reflected within discontinued operations in the consolidated statements of operations. Further, all assets and associated liabilities to be transferred to MicroPort were classified as assets and liabilities held for sale on our consolidated balance sheet as of December 31, 2013. See Note 4 for further discussion of discontinued operations. Other than Note 4, unless otherwise stated, all discussion of assets and liabilities in these Notes to the Consolidated Financial Statements reflect the assets and liabilities held and used in our continuing operations, and all discussion of revenues and expenses reflect those associated with our continuing operations.
Cash and Cash Equivalents. Cash and cash equivalents include all cash balances and short-term investments with original maturities of three months or less. Any such investments are readily convertible into known amounts of cash, and are so near their maturity that they present insignificant risk of changes in value because of interest rate variation.
Inventories. Our inventories are valued at the lower of cost or market on a first-in, first-out (FIFO) basis. Inventory costs include material, labor costs, and manufacturing overhead.
During the quarter ended December 27, 2015, we adjusted our estimate for excess and obsolete (E&O) inventory which resulted in a charge of $4.1 million. Our new E&O estimate is based on both the current age of kit inventory as compared to its estimated life cycle and our forecasted product demand and production requirements for other inventory items for the next 36 months. Total charges incurred to write down excess and obsolete inventory to net realizable value included in “Cost of sales” were approximately $14.2 million, $4.0 million, and $4.7 million for the years ended December 27, 2015 and December 31, 2014 and 2013, respectively.
Product Liability Claims, Product Liability Insurance Recoveries, and Other Litigation. We are involved in legal proceedings involving product liability claims as well as contract, patent protection, and other matters. See Note 16 for additional information regarding product liability claims, product liability insurance recoveries, and other litigation.
We make provisions for claims specifically identified for which we believe the likelihood of an unfavorable outcome is probable and the amount of loss can be estimated. For unresolved contingencies with potentially material exposure that are deemed reasonably possible, we evaluate whether a potential loss or range of loss can be reasonably estimated. Our evaluation of these matters is the result of a comprehensive process designed to ensure that recognition of a loss or disclosure of these contingencies is made in a timely manner. In determining whether a loss should be accrued or a loss contingency disclosed, we evaluate a number of factors including: the procedural status of each lawsuit; any opportunities for dismissal of the lawsuit before trial; the amount of time remaining before trial date; the status of discovery; the status of settlement; arbitration or mediation proceedings; and management’s estimate of the likelihood of success prior to or at trial. The estimates used to establish a range of loss and the amounts to accrue are based on previous settlement experience, consultation with legal counsel, and management’s settlement strategies. If the estimate of a probable loss is in a range and no amount within the range is more likely, we accrue the minimum amount of the range. We recognize legal fees as an expense in the period incurred. These expenses are reflected in either continuing or discontinued operations depending on the product associated with the claim.
Property, Plant and Equipment. Our property, plant and equipment is stated at cost. Depreciation, which includes amortization of assets under capital lease, is generally provided on a straight-line basis over the estimated useful lives generally based on the following categories:

Land improvements	15	to	25	years
Buildings	10	to	33	years
Machinery and equipment	3	to	14	years
Furniture, fixtures and office equipment	1	to	14	years
Surgical instruments			6	years
Expenditures for major renewals and betterments, including leasehold improvements, that extend the useful life of the assets are capitalized and depreciated over the remaining life of the asset or lease term, if shorter. Maintenance and repair costs are charged to expense as incurred. Upon sale or retirement, the asset cost and related accumulated depreciation are eliminated from the respective accounts and any resulting gain or loss is included in income.
Intangible Assets and Goodwill. Goodwill is recognized for the excess of the purchase price over the fair value of net assets of businesses acquired. Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 350-30-35-18 requires companies to evaluate for impairment intangible assets not subject to amortization, such as our in-process research and development (IPRD) assets, if events or changes in circumstances indicate than an asset might be impaired. Further, FASB ASC

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

350-20-35-30 requires companies to evaluate goodwill and intangibles not subject to amortization for impairment between annual impairment tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Unless circumstances otherwise dictate, the annual impairment test is performed on October 1 each year. See Note 8 for discussion of our 2015 goodwill impairment analysis.
Our intangible assets with estimable useful lives are amortized on a straight-line basis over their respective estimated useful lives to their estimated residual values. This method of amortization approximates the expected future cash flow generated from their use. Finite lived intangibles are reviewed for impairment in accordance with FASB ASC Section 360, Property, Plant and Equipment (FASB ASC 360). The weighted average amortization periods for completed technology, distribution channels, trademarks, licenses, customer relationships, non-compete agreements, and other intangible assets are 10 years, 10 years, 5 years, 12 years, 18 years, 4 years and 3 years, respectively. The weighted average amortization period of our intangible assets on a combined basis is 13 years.
Valuation of Long-Lived Assets. Management periodically evaluates carrying values of long-lived assets, including property, plant and equipment and intangible assets, when events and circumstances indicate that these assets may have been impaired. We account for the impairment of long-lived assets in accordance with FASB ASC 360. Accordingly, we evaluate impairment of our property, plant and equipment based upon an analysis of estimated undiscounted future cash flows. If it is determined that a change is required in the useful life of an asset, future depreciation and amortization is adjusted accordingly. Alternatively, should we determine that an asset is impaired, an adjustment would be charged to income based on the difference between the asset’s fair market value and the asset's carrying value.
Allowances for Doubtful Accounts. We experience credit losses on our accounts receivable and; accordingly, we must make estimates related to the ultimate collection of our accounts receivable. Specifically, management analyzes our accounts receivable, historical bad debt experience, customer concentrations, customer credit-worthiness, and current economic trends when evaluating the adequacy of our allowance for doubtful accounts.
The majority of our accounts receivable are from hospitals, many of which are government funded. Accordingly, our collection history with this class of customer has been favorable. Historically, we have experienced minimal bad debts from our hospital customers and more significant bad debts from certain international stocking distributors, typically as a result of specific financial difficulty or geo-political factors. We write off accounts receivable when we determine that the accounts receivable are uncollectible, typically upon customer bankruptcy or the customer’s non-response to continued collection efforts. Our allowance for doubtful accounts totaled $1.2 million and $0.9 million at December 27, 2015 and December 31, 2014, respectively.
Concentration of Credit Risk. Financial instruments that potentially subject us to concentrations of credit risk consist principally of accounts receivable. Management attempts to minimize credit risk by reviewing customers’ credit history before extending credit and by monitoring credit exposure on a regular basis. An allowance for possible losses on accounts receivable is established based upon factors surrounding the credit risk of specific customers, historical trends, and other information. Collateral or other security is generally not required for accounts receivable.
Concentrations of Supply of Raw Material. We rely on a limited number of suppliers for the components used in our products. For certain human biologic products, we depend on one supplier of demineralized bone matrix and cancellous bone matrix. We rely on one supplier for our GRAFTJACKET® family of soft tissue repair and graft containment products. We maintain adequate stock from these suppliers in order to meet market demand. Additionally, we have other soft tissue repair products which include our CONEXA™ Reconstructive Tissue Matrix, ACTISHIELD™ and ACTISHIELD™ CF Amniotic Barrier Membranes, VIAFLOW™ and VIAFLOW™ C Flowable Placental Tissue Matrices, BIOFIBER® biologic absorbable scaffold products, and PHANTOM FIBER™ high strength, resorbable suture products.
We currently rely on one supplier for a key component of our AUGMENT® Bone Graft. In December 2013, this supplier notified us of its intent to terminate the supply agreement in December 2015. This supplier was contractually required to meet our supply requirements until the termination date, and to use commercially reasonable efforts to assist us in identifying a new supplier and support the transfer of technology and supporting documentation to produce this component. Our transition to a new supplier is underway with full cooperation from both the current and the new supplier.  Management believes the current supplier has produced sufficient product to meet our production needs for the interim period until the new supplier is on line. See Item 1A, Risk Factors, for further information on our suppliers.
Income Taxes. Income taxes are accounted for pursuant to the provisions of FASB ASC Section 740, Income Taxes (FASB ASC 740). Our effective tax rate is based on income by tax jurisdiction, statutory rates, and tax saving initiatives available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our effective tax rate and evaluating our tax positions. This process includes assessing temporary differences resulting from differing recognition of items for income tax and financial accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

consolidated balance sheet. The measurement of deferred tax assets is reduced by a valuation allowance if, based upon available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. See Note 11 for further discussion of our consolidated deferred tax assets and liabilities, and the associated valuation allowance.
We provide for unrecognized tax benefits based upon our assessment of whether a tax position is “more-likely-than-not” to be sustained upon examination by the tax authorities. If a tax position meets the more-likely-than-not standard, then the related tax benefit is measured based on a cumulative probability analysis of the amount that is more-likely-than-not to be realized upon ultimate settlement or disposition of the underlying tax position.
Other Taxes. Taxes assessed by a governmental authority that are imposed concurrent with our revenue transactions with customers are presented on a net basis in our consolidated statements of operations.
Revenue Recognition. Our revenues are primarily generated through two types of customers, hospitals and surgery centers, and stocking distributors, with the majority of our revenue derived from sales to hospitals. Our products are primarily sold through a network of employee sales representatives and independent sales representatives in the United States and by a combination of employee sales representatives, independent sales representatives, and stocking distributors outside the United States. Revenues from sales to hospitals are recorded when the hospital takes title to the product, which is generally when the product is surgically implanted in a patient.
During the quarter ended December 27, 2015, following the Wright/Tornier merger, we changed our estimate of uninvoiced revenue. While we have generally recognized revenue at the time that the product was surgically implanted, from a timing perspective, we now recognize revenue at the time the surgery and associated products used are reported, as opposed to previously when we received clerical documentation from the hospital. We have accounted for this as a change in estimate and have recorded additional revenue of approximately $3 million in the quarter ended December 27, 2015.
We record revenues from sales to our stocking distributors outside the United States at the time the product is shipped to the distributor. Stocking distributors, who sell the products to their customers, take title to the products and assume all risks of ownership. Our distributors are obligated to pay within specified terms regardless of when, if ever, they sell the products. In general, the distributors do not have any rights of return or exchange; however, in limited situations, we have repurchase agreements with certain stocking distributors. These repurchase agreements require us to repurchase a specified percentage of the inventory purchased by the distributor within a specified period of time prior to the expiration of the contract. During those specified periods, we defer the applicable percentage of the sales. An insignificant amount of deferred revenue related to these types of agreements was recorded at December 27, 2015 and December 31, 2014.
We must make estimates of potential future product returns related to current period product revenue. We develop these estimates by analyzing historical experience related to product returns. Judgment must be used and estimates made in connection with establishing the allowance for sales returns in any accounting period. Our reserve for sales returns has historically been immaterial.
Shipping and Handling Costs. We incur shipping and handling costs associated with the shipment of goods to customers, independent distributors, and our subsidiaries. Amounts billed to customers for shipping and handling of products are included in net sales. Costs incurred related to shipping and handling of products to customers are included in selling, general and administrative expenses. All other shipping and handling costs are included in cost of sales.
Research and Development Costs. Research and development costs are charged to expense as incurred.
Foreign Currency Translation. The financial statements of our subsidiaries whose functional currency is the local currency are translated into U.S. dollars using the exchange rate at the balance sheet date for assets and liabilities and the weighted average exchange rate for the applicable period for revenues, expenses, gains, and losses. Translation adjustments are recorded as a separate component of comprehensive income in shareholders’ equity. Gains and losses resulting from transactions denominated in a currency other than the local functional currency are included in “Other expense, net” in our consolidated statements of operations.
Comprehensive Income. Comprehensive income is defined as the change in equity during a period related to transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The difference between our net income and our comprehensive income is attributable to foreign currency translation.
Share-Based Compensation. We account for share-based compensation in accordance with FASB ASC Section 718, Compensation — Stock Compensation (FASB ASC 718). Under the fair value recognition provisions of FASB ASC 718, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The determination of the fair value of share-based payment awards, such as options, on the date of grant using an option-pricing model is affected by our stock price, as well as assumptions regarding a

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

number of complex and subjective variables, which include the expected life of the award, the expected stock price volatility over the expected life of the awards, expected dividend yield, and risk-free interest rate.
We recorded share-based compensation expense of $25.0 million, $11.5 million, and $12.0 million during the years ended December 27, 2015 and December 31, 2014 and 2013, respectively, within results of continuing operations. The increase in expense in 2015 related to accelerated vesting of all unvested awards upon the closing of the Wright/Tornier merger. See Note 14 for further information regarding our share-based compensation assumptions and expenses.
Derivative Instruments. We account for derivative instruments and hedging activities under FASB ASC Section 815, Derivatives and Hedging (FASB ASC 815). Accordingly, all of our derivative instruments are recorded in the accompanying consolidated balance sheets as either an asset or liability and measured at fair value. The changes in the derivative’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met.
We employ a derivative program using foreign currency forward contracts to mitigate the risk of currency fluctuations on our intercompany receivable and payable balances that are denominated in foreign currencies. These forward contracts are expected to offset the transactional gains and losses on the related intercompany balances. These forward contracts are not designated as hedging instruments under FASB ASC 815. Accordingly, the changes in the fair value and the settlement of the contracts are recognized in the period incurred in the accompanying consolidated statements of operations.
We recorded a net loss of approximately $0.3 million on our foreign currency contracts for the year ended December 27, 2015. For the years ended December 31, 2014 and 2013, we recorded a net gain of approximately $0.4 million and a net loss of approximately $0.6 million on foreign currency contracts, respectively, which are included in “Other (income) expense, net” in our consolidated statements of operations. These gains and losses substantially offset translation losses and gains recorded on our intercompany receivable and payable balances, also included in “Other (income) expense, net.” At December 27, 2015 and December 31, 2014, we had $3.6 million and $0 in foreign currency contracts outstanding, respectively.
On August 31, 2012 and February 13, 2015, we issued the 2017 Notes and 2020 Notes, respectively, as defined and described in Note 9. The 2017 Notes Conversion Derivative and 2020 Notes Conversion Derivative, each as defined and described in Note 6, requires bifurcation from the 2017 Notes and 2020 Notes in accordance with ASC Topic 815, and are accounted for as derivative liabilities. We also entered into 2020 Notes Hedges, as defined and described in Note 6, in connection with the issuance of the 2020 Notes with three counterparties.  The 2020 Notes Hedges, which are cash-settled, are intended to reduce our exposure to potential cash payments that we are required to make upon conversion of the 2020 Notes in excess of the principal amount of converted notes if our ordinary share price exceeds the conversion price. The 2020 Notes Hedges are accounted for as derivative assets in accordance with ASC Topic 815. The 2017 Notes Hedges, as defined and described in Note 6, were fully settled in February 2015 when the 2020 Notes were issued.
Reclassifications. Certain prior year amounts have been reclassified to conform to the current year presentation.
Supplemental Cash Flow Information. Cash paid for interest and income taxes was as follows (in thousands):

	Fiscal year ended
	December 27,	December 31,	December 31,
	2015	2014	2013
Interest	$11,198	$6,518	$5,904
Income taxes	$1,051	$1,525	$1,634
Recent Accounting Pronouncements. On May 28, 2014 and August 12, 2015, the FASB issued Accounting Standard Update (ASU) 2014-09 and 2015-14, Revenue from Contracts with Customers, which supersedes virtually all existing revenue recognition guidance under US GAAP. The ASU provides a five-step model for revenue recognition that companies will apply to recognize revenue in a manner that reflects the timing of the transfer of services to customers and the amount of revenue recognized reflects the consideration that a company expects to receive for the goods and services provided. The ASU will be effective for us fiscal year 2018. We are in the initial phases of our adoption plans and; accordingly, we are unable to estimate any effect this may have on our revenue recognition practices.
On April 7, 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, as part of its simplification initiative. The ASU changes the presentation of debt issuance costs in financial statements. Under current guidance (i.e., ASC 835-30-45-3 before the ASU), an entity reports debt issuance costs in the balance sheet as deferred charges (i.e., as an asset). Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. Further, on August 16, 2015, the FASB issued ASU 2015-15 Presentation and Subsequent Measurement of Debt Issuance Costs Associated With Line-of-Credit Arrangements to clarify the

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

SEC staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements given the lack of guidance on this topic in ASU 2015-03. The SEC staff has announced that it would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. The ASU will be effective for us fiscal year 2016. We do not expect this change to significantly impact our financial statements.
On September 25, 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments to simplify the accounting for measurement-period adjustments. The ASU, which is part of the FASB’s simplification initiative, was issued in response to stakeholder feedback that restatements of prior periods to reflect adjustments made to provisional amounts recognized in a business combination increase the cost and complexity of financial reporting but do not significantly improve the usefulness of the information. The ASU will be effective for us fiscal year 2016. As detailed in Note 3, purchase price allocations for the Wright/Tornier merger are subject to adjustment during the measurement period. Under this ASU, an acquirer must recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined and must present these amounts separately on the face of the income statement or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date.
On November 20, 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, as part of its simplification initiative (i.e., the Board’s effort to reduce the cost and complexity of certain aspects of US GAAP). The ASU requires entities to present deferred tax assets (DTAs) and deferred tax liabilities (DTLs) as noncurrent in a classified balance sheet. It thus simplifies the current guidance, which requires entities to separately present DTAs and DTLs as current or noncurrent in a classified balance sheet. This ASU allows early adoption. We have elected to early adopt this guidance for the year ended December 27, 2015 and retrospectively applied this guidance to prior year tax balances. This change did not significantly impact our financial statements.

3. Acquisitions and Disposition
Tornier N.V.
On October 1, 2015, we completed the Wright/Tornier merger. Immediately upon completion of the merger, legacy Wright shareholders owned approximately 52% of the combined company and legacy Tornier shareholders owned approximately 48%. Effective upon completion of the merger, we have operated under the leadership of the legacy Wright management team and our board of directors is comprised of five representatives from legacy Wright’s board of directors and five representatives from legacy Tornier’s board of directors. Because of these and other facts and circumstances, the merger has been accounted for as a “reverse acquisition” under US GAAP. As such, legacy Wright is considered the acquiring entity for accounting purposes; and therefore, legacy Wright’s historical results of operations replaced legacy Tornier’s historical results of operations for all periods prior to the merger. As part of the merger, each legacy Wright share was converted into the right to receive 1.0309 ordinary shares of the combined company. The Wright/Tornier merger added legacy Tornier’s complementary extremity product portfolio to further accelerate growth opportunities in our global extremities business. The results of operations of both companies are included in our consolidated financial statements for all periods after completion of the merger.
The acquired business contributed net sales of $83.4 million and operating loss of $14.6 million to our consolidated results of operations from the date of acquisition through December 27, 2015, which includes $11.4 million of inventory step-up amortization and $4.1 million of intangible asset amortization. This operating loss does not include the merger-related transaction costs discussed below.
Merger-Related Transaction Costs
In conjunction with the merger, we incurred approximately $20.1 million and $8.7 million of merger-related transaction costs in the years ended December 27, 2015 and December 31, 2014, respectively, all of which were recognized as selling, general and administrative expense in our consolidated statements of operations. These expenses primarily related to advisory fees, legal fees, and accounting and tax professional fees.
Purchase Consideration and Net Assets Acquired
The purchase consideration in a reverse acquisition is determined with reference to the value of equity that the accounting acquirer, legacy Wright, would have had to issue to the owners of the accounting acquiree, legacy Tornier, to give them the same percentage interest in the combined entity. The fair value of WMG common stock used in determining the purchase price was $21.02 per share, the closing price on September 30, 2015, which resulted in a total purchase consideration of $1.034 billion.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The calculation of the purchase consideration is as follows (in thousands):

Fair value of ordinary shares effectively transferred to Tornier shareholders	$1,005,468
Fair value of ordinary shares effectively transferred to Tornier share award holders	8,091
Fair value of ordinary shares effectively issued to Tornier stock option holders	20,676
Fair value of total consideration	$1,034,235
The acquisition was recorded by allocating the costs of the assets acquired based on their estimated fair values at the acquisition date. The excess of the cost of the acquisition over the fair value of the assets acquired is recorded as goodwill. The fair values were based on management’s analysis, including work performed by third-party valuation specialists.
The following presents the preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed on October 1, 2015 (in thousands):

Cash and cash equivalents	30,117
Accounts receivable	63,510
Inventories	140,715
Other current assets	9,256
Property, plant and equipment, net	123,099
Intangible assets, net	204,200
Deferred income taxes	1,399
Other assets	8,658
Total assets acquired	580,954
Current liabilities	(105,500)
Long-term debt	(79,554)
Deferred income taxes	(36,544)
Other non-current liabilities	(8,434)
Total liabilities assumed	(230,032)
Net assets acquired	350,922

Goodwill	683,313

Total preliminary purchase consideration	$1,034,235
Any changes in the estimated fair values of the net assets recorded for this business combination upon the finalization of more detailed analyses of the facts and circumstances that existed at the date of the transaction will change the allocation of the purchase price. Any subsequent changes to the purchase allocation during the measurement period that are material will be recorded in the reporting period in which the adjustment amounts are determined.
The goodwill is primarily attributable to strategic opportunities that arose from the acquisition of Tornier. The goodwill is not expected to be deductible for tax purposes.
Trade receivables and payables, as well as other current and non-current assets and liabilities, were valued at the existing carrying values as they represented the fair value of those items at the acquisition date, based on management’s judgments and estimates. Trade receivables included gross contractual amounts of $73.9 million and our best estimate of $10.4 million which represents contractual cash flows not expected to be collected at the acquisition date.
The fair value of property, plant and equipment utilized a combination of the cost and market approaches, depending on the characteristics of the asset classification.
Of the $204.2 million of acquired intangible assets, $91.0 million was assigned to customer relationships (20 year life), $89.2 million was assigned to developed technology (10 year life), $15.7 million was assigned to in-process research and development, and $8.3 million was assigned to trade names (2.6 year life).

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Pro Forma Condensed Combined Financial Information (Unaudited)
The following unaudited pro forma combined financial information summarizes the results of operations for the periods indicated as if the Wright/Tornier merger had been completed as of January 1, 2014. Pro forma information reflects adjustments that are expected to have a continuing impact on our results of operations and are directly attributable to the merger. The unaudited pro forma results include adjustments to reflect, among other things, the amortization of the inventory step-up, the incremental intangible asset amortization to be incurred based on the preliminary values of each identifiable intangible asset, and to eliminate interest expense related to legacy Tornier's former bank term debt and line of credit, which was repaid upon completion of the Wright/Tornier merger. The pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the merger had occurred as of January 1, 2014 or that may be obtained in the future, and do not reflect future synergies, integration costs, or other such costs or savings.

	Year ended December 27, 2015	Year ended December 31, 2014
Net sales	656,417	627,435
Net loss from continuing operations	(293,419)	(330,231)
The pro forma net loss for the year ended December 27, 2015 includes the following non-recurring items: $32.1 million of merger-related transaction expenses, $30.1 million of non-cash share-based compensation charges, and $5.5 million of contractual change-in-control severance charges. The pro forma net loss for the year ended December 31, 2014 includes $12.4 million of non-recurring merger-related transaction expenses.
Divestiture of Certain Tornier Ankle Replacement and Toe Assets
On October 1, 2015, simultaneous with the completion of the Wright/Tornier merger, legacy Tornier completed the divestiture of the U.S. rights to legacy Tornier's SALTO TALARIS® and SALTO TALARIS® XT™ line of ankle replacement products and line of silastic toe replacement products, among other assets, for cash. We retained the right to sell these products outside the United States for up to 20 years unless the purchaser exercises an option to purchase the ex-United States rights to the products. The completion of the asset divestiture was subject to and contingent upon the completion of the Wright/Tornier merger and we believe was necessary in order to obtain U.S. Federal Trade Commission approval of the Wright/Tornier merger. As these assets were not part of Wright/Tornier merger, they were not part of the purchase allocation. Additionally, the pro forma results exclude the divested operations as if the divestiture were to have occurred on January 1, 2014.
Solana Surgical, LLC
On January 30, 2014, we acquired 100% of the outstanding equity of Solana Surgical, LLC (Solana), a privately held Memphis, Tennessee orthopaedic company, for approximately $48.0 million in cash and $41.4 million of WMG common stock. The transaction added Solana's complementary extremity product portfolio to further accelerate growth opportunities in our global extremities business. The operating results from this acquisition are included in our condensed consolidated financial statements from the acquisition date.
The acquisition was recorded by allocating the costs of the assets acquired based on their estimated fair values at the acquisition date. The excess of the cost of the acquisition over the fair value of the assets acquired is recorded as goodwill. The following is a summary of the estimated fair values of the assets acquired (in thousands):

Cash and cash equivalents	$416
Accounts receivable	2,366
Inventory	2,244
Prepaid and other current assets	372
Property, plant and equipment	360
Intangible assets	21,584
Accounts payable and accrued liabilities	(2,196)
Total net assets acquired	$25,146

Goodwill	64,326

Total purchase consideration	$89,472
The purchase price allocation was adjusted in the quarter ended June 30, 2014 for the finalization of the valuation of the acquired intangible assets. Intangible assets decreased $0.5 million during the quarter ended June 30, 2014. During the quarter ended

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

September 30, 2014 the purchase price allocation was adjusted to record certain tax-related liabilities existing at the date of acquisition. Accrued liabilities increased $0.2 million during the quarter ended September 30, 2014. The purchase price allocation is now considered final.
The goodwill is primarily attributable to strategic opportunities that arose from the acquisition of Solana. The goodwill is expected to be deductible for tax purposes.
Of the $21.6 million of acquired intangible assets, $11.7 million was assigned to purchased technology (10 year life), $9.3 million was assigned to customer relationships (12 year life), and $0.6 million was assigned to trademarks (2 year life).
The acquired business contributed revenues of $14.3 million and operating income of $1.3 million, which excludes transaction and transition costs, to our consolidated results from the date of acquisition through December 31, 2014. Our consolidated results include $7.2 million of transaction and transition expenses recognized in the twelve months ended December 31, 2014.
Our consolidated results of operations would not have been materially different than reported results had the Solana acquisition occurred at the beginning of 2013; and therefore, pro forma financial information has not been presented.
OrthoPro, L.L.C.
On February 5, 2014, we acquired 100% of the outstanding equity of OrthoPro, a privately held Salt Lake City, Utah orthopaedic company, for approximately $32.5 million in cash at closing, subject to a working capital adjustment, plus contingent consideration to be paid upon the achievement of certain revenue milestones in 2014 and 2015 (estimated fair value of contingent consideration is $0 as of December 31, 2014 and December 27, 2015). The transaction added OrthoPro's complementary extremity product portfolio to further accelerate growth opportunities in our global extremities business. The operating results from this acquisition are included in our condensed consolidated financial statements from the acquisition date.
During the quarter ended June 30, 2014, we finalized the calculation of the acquisition date fair value of contingent consideration, which was reduced by $2.9 million at that time.
The acquisition was recorded by allocating the costs of the assets acquired based on their estimated fair values at the acquisition date. The excess of the cost of the acquisition over the fair value of the assets acquired was recorded as goodwill. The following is a summary of the estimated fair values of the assets acquired (in thousands):

Cash and cash equivalents	$98
Accounts receivable	1,308
Inventory	2,156
Prepaid and other current assets	49
Property, plant and equipment	1,801
Intangible assets	7,772
Accounts payable and accrued liabilities	(949)
Total net assets acquired	$12,235

Goodwill	20,801

Total purchase consideration	$33,036
The purchase price allocation was adjusted in the quarter ended June 30, 2014 for the finalization of the valuation of acquired intangible assets. Intangible assets decreased $1.8 million during the quarter ended June 30, 2014. The purchase price allocation was adjusted in the quarter ended September 30, 2014 to record certain tax related liabilities that existed at the date of acquisition. Accrued liabilities increased $0.4 million during the quarter ended September 30, 2014. The purchase price allocation is now considered final.
The goodwill is primarily attributable to strategic opportunities that arose from the acquisition of OrthoPro. The goodwill is expected to be deductible for tax purposes.
Of the $7.8 million of acquired intangible assets, $4.2 million was assigned to customer relationships (12 year life), $3.4 million was assigned to purchased technology (10 year life), and $0.2 million was assigned to trademarks (2 year life).
The acquired business contributed revenues of $8.1 million and operating income of $0.5 million, which excludes transaction and transition costs, to our consolidated results from the date of acquisition through December 31, 2014. Our consolidated results include $5.1 million of transaction and transition expenses recognized in the twelve months ended December 31, 2014.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Our consolidated results of operations would not have been materially different than reported results had the OrthoPro acquisition occurred at the beginning of 2013; and therefore, pro forma financial information has not been presented.
Biotech International
On November 15, 2013, we acquired 100% of the outstanding equity shares of Biotech International (Biotech), a privately held French orthopaedic extremities company, for approximately $55.0 million in cash and $21.0 million of WMG common stock, plus additional contingent consideration to be paid upon the achievement of certain revenue milestones in 2014 and 2015 (estimated fair value of contingent consideration is $0 as of December 27, 2015 and December 31, 2014). All WMG common stock issued in connection with the transaction was subject to a lockup period of one year. The transaction significantly expanded our direct sales channel in France and international distribution network and added Biotech’s complementary extremity product portfolio to further accelerate growth opportunities in our global extremities business. The operating results from this acquisition are included in our consolidated financial statements from the acquisition date.
During the quarter ended September 30, 2014, we finalized the calculation of the acquisition date fair value of contingent consideration, which was reduced by $4.2 million at that time.
The acquisition was recorded by allocating the costs of the assets and liabilities acquired based on their estimated fair values at the acquisition date. The excess of the cost of the acquisition over the fair value of the net assets and liabilities acquired was recorded as goodwill. The following is a summary of the estimated fair values of the assets acquired (in thousands):

Cash and cash equivalents	$252
Accounts receivable	4,364
Inventory	5,188
Prepaid and other current assets	303
Deferred tax asset - current	501
Property, plant and equipment	2,573
Intangible assets	17,800
Accounts payable and accrued liabilities	(2,552)
Deferred tax liability - noncurrent	(4,228)
Net assets acquired	24,201

Goodwill	51,836
Total purchase consideration	$76,037
The purchase price allocation was adjusted in 2014 for the finalization of the valuation of acquired intangible assets, to record certain tax-related liabilities, and to adjust accounts receivable and inventory to acquisition date fair value. Intangible assets, net of tax, increased $1.5 million, tax liabilities increased $0.5 million, accounts receivable decreased $0.7 million, inventory decreased $0.4 million, and deferred tax assets increased $0.5 million during 2014. The purchase price allocation is now considered final.
The goodwill is attributable to the workforce of the acquired business and strategic opportunities that arose from the acquisition of Biotech. The goodwill is not expected to be deductible for tax purposes.
Of the estimated $17.8 million of acquired intangible assets, $10.1 million was assigned to customer relationships (12 year life), $7.1 million was assigned to purchased technology (10 year life), and $0.6 million was assigned to trademarks (2 year life).
The acquired business contributed revenues of $13.7 million and operating loss of $5.3 million, which excludes transaction and transition costs, to our consolidated results during 2014. Our consolidated results include $1.5 million of transition expenses recognized in the twelve months ended December 31, 2014.
Our consolidated results of operations would not have been materially different than reported results had the Biotech acquisition occurred at the beginning of 2013; and therefore, pro forma financial information has not been presented.

4. Discontinued Operations
On January 9, 2014, we completed the divestiture and sale of the OrthoRecon business to MicroPort. Pursuant to the terms of the MicroPort Agreement, the purchase price (as defined in the agreement) was approximately $283 million (including a working capital adjustment), which MicroPort paid in cash. As a result of the transaction, we recognized approximately $24.3 million as the gain on disposal of the OrthoRecon business, before the effect of income taxes.

All current and historical operating results for the prior OrthoRecon segment, including costs associated with corporate employees and infrastructure being transferred as a part of the sale, are reflected within discontinued operations in our consolidated financial statements. Certain liabilities associated with the OrthoRecon business, including product liability claims associated with hip and knee products sold prior to the closing, were not assumed by MicroPort. Charges associated with these product liability claims, including legal defense, settlements and judgments, income associated with product liability insurance recoveries, and changes to any contingent liabilities associated with the OrthoRecon business have been reflected within results of discontinued operations, and we will continue to reflect these within results of discontinued operations in future periods. We will incur continuing cash outflows associated with legal defense costs and the ultimate resolution of these contingent liabilities, net of insurance proceeds, until these liabilities are resolved. The following table summarizes the results of discontinued operations (in thousands):

	Fiscal year ended
	December 27,	December 31,	December 31,
	2015	2014	2013
Revenue	$—	$3,056	$231,865
(Loss) income before tax	(60,341)	(13,521)	9,489
Income tax provision	—	5,666	3,266
(Loss) income from discontinued operations, net of tax	(60,341)	(19,187)	6,223

During the fiscal year ended December 27, 2015, we recognized a $25 million charge to write down an insurance receivable associated with product liability claims. Additionally, during 2015, we increased our estimated product liability by approximately $4 million for claims that had been incurred in prior periods. We have analyzed the impact of this adjustment and determined that this out-of-period charge did not have a material impact to the prior period or current period financial statements. See Note 16 for additional information regarding our product liabilities and the associated insurance.
The 2014 effective tax rate within the results of discontinued operations reflects the sale of non-deductible goodwill of $25.8 million associated with the OrthoRecon business.

5. Inventories
Inventories consist of the following (in thousands):

	December 27,	December 31,
	2015	2014
Raw materials	$18,057	$6,910
Work-in-process	27,946	13,849
Finished goods	183,106	67,653
	$229,109	$88,412

6. Fair Value of Financial Instruments and Derivatives
We account for derivatives in accordance with FASB ASC 815, which establishes accounting and reporting standards requiring that derivative instruments be recorded on the balance sheet as either an asset or liability measured at fair value. Additionally, changes in the derivative’s fair value shall be recognized currently in earnings unless specific hedge accounting criteria are met.
FASB ASC Section 820, Fair Value Measurements and Disclosures requires fair value measurements be classified and disclosed in one of the following three categories:

Level 1:	Financial instruments with unadjusted, quoted prices listed on active market exchanges.

Level 2:
Financial instruments determined using prices for recently traded financial instruments with similar underlying terms as well as directly or indirectly observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3:
Financial instruments that are not actively traded on a market exchange. This category includes situations where there is little, if any, market activity for the financial instrument. The prices are determined using significant unobservable inputs or valuation techniques.

2017 Conversion Derivative and Notes Hedging

On August 31, 2012, WMG issued the 2017 Notes. See Note 9 for further information regarding the 2017 Notes. The 2017 Notes have a conversion derivative feature (2017 Notes Conversion Derivative) that requires bifurcation from the 2017 Notes in accordance with ASC Topic 815, and is accounted for as a derivative liability. The fair value of the 2017 Notes Conversion Derivative at the time of issuance of the 2017 Notes was $48.1 million.
In connection with the issuance of the 2017 Notes, WMG entered into hedges (2017 Notes Hedges) with three option counterparties (Option Counterparties). The aggregate cost of the 2017 Notes Hedges was $56.2 million and was accounted for as a derivative asset in accordance with ASC Topic 815 as of December 31, 2014.
On February 13, 2015, WMG issued $632.5 million aggregate principal amount of the 2020 Notes, which generated proceeds of approximately $613 million net of issuance costs. See Note 9 for further information regarding the 2020 Notes. WMG used approximately $292 million of these net proceeds to repurchase and extinguish approximately $240 million aggregate principal amount of the 2017 Notes, settle the associated portion of the 2017 Notes Conversion Derivative at a cost of approximately $49 million, and satisfy the accrued interest of $2.4 million. WMG also settled all of the 2017 Notes Hedges (receiving $70 million) and repurchased all of the warrants associated with the 2017 Notes (paying $60 million), generating net proceeds of approximately $10 million.
The following table summarizes the fair value and the presentation in the consolidated balance sheet (in thousands):

	Location on consolidated balance sheet	December 27, 2015	December 31, 2014
2017 Notes Hedges	Other assets	$—	$80,000
2017 Notes Conversion Derivative	Other liabilities	$10,440	$76,000
The 2017 Notes Hedges and the 2017 Notes Conversion Derivative are measured at fair value using Level 3 inputs. These instruments are not actively traded and are valued using an option pricing model that uses observable and unobservable market data for inputs.
Neither the 2017 Notes Conversion Derivative nor the 2017 Notes Hedges qualify for hedge accounting; thus, any change in the fair value of the derivatives is recognized immediately in the consolidated statements of operations. The following table summarizes the gain (loss) on changes in fair value (in thousands):

	December 27,	December 31,
	2015	2014
2017 Notes Hedges	$(10,236)	$(38,000)
2017 Notes Conversion Derivative	16,408	36,000
Net gain/(loss) on changes in fair value	$6,172	$(2,000)
2020 Conversion Derivative and Notes Hedging
On February 13, 2015, WMG issued the 2020 Notes. See Note 9 for further information regarding the 2020 Notes. The 2020 Notes have a conversion derivative feature (2020 Notes Conversion Derivative) that requires bifurcation from the 2020 Notes in accordance with ASC Topic 815, and is accounted for as a derivative liability. The fair value of the 2020 Notes Conversion Derivative at the time of issuance of the 2020 Notes was $149.8 million.
In connection with the issuance of the 2020 Notes, WMG entered into hedges (2020 Notes Hedges) with the Option Counterparties. The 2020 Notes Hedges, which are cash-settled, are intended to reduce WMG's exposure to potential cash payments that WMG is required to make upon conversion of the 2020 Notes in excess of the principal amount of converted notes if our ordinary share price exceeds the conversion price. The aggregate cost of the 2020 Notes Hedges was $144.8 million and is accounted for as a derivative asset in accordance with ASC Topic 815.

	Location on condensed consolidated balance sheet	December 27, 2015	December 31, 2014
2020 Notes Hedges	Other assets	$127,758	$—
2020 Notes Conversion Derivative	Other liabilities	$129,107	$—

The 2020 Notes Hedges and the 2020 Notes Conversion Derivative are measured at fair value using Level 3 inputs. These instruments are not actively traded and are valued using an option pricing model that uses observable and unobservable market data for inputs.
Neither the 2020 Notes Conversion Derivative nor the 2020 Notes Hedges qualify for hedge accounting; thus, any change in the fair value of the derivatives is recognized immediately in the condensed consolidated statements of operations. The following table summarizes the gain on changes in fair value (in thousands):

	December 27,	December 31,
	2015	2014
2020 Notes Hedges	$(17,085)	$—
2020 Notes Conversion Derivative	20,677	—
Net gain on changes in fair value	$3,592	$—
To determine the fair value of the embedded conversion option in the 2017 and 2020 Notes Conversion Derivative, a trinomial lattice model was used. A trinomial stock price lattice generates three possible outcomes of stock price - one up, one down, and one stable. This lattice generates a distribution of stock prices at the maturity date and throughout the life of the 2017 Notes and 2020 Notes. Using this stock price lattice, a convertible note lattice was created where the value of the embedded conversion option was estimated by comparing the value produced in a convertible note lattice with the option to convert against the value without the ability to convert. In each case, the convertible note lattice first calculates the possible convertible note values at the maturity date, using the distribution of stock prices, which equals to the maximum of (x) the remaining bond cash flows and (y) stock price times the conversion price. The values of the 2017 Notes Conversion Derivative and 2020 Notes Conversion Derivative at the valuation date was estimated using the values at the maturity date and moving back in time on the lattices (both for the lattice with the conversion option and without the conversion option). Specifically, at each node, if the 2017 Notes or 2020 Notes are eligible for early conversion, the value at this node is the maximum of (i) converting to stock, which is the stock price times the conversion price, and (ii) holding onto the 2017 Notes and 2020 Notes, which is the discounted and probability-weighted value from the three possible outcomes at the future nodes plus any accrued but unpaid coupons that are not considered at the future nodes. If the 2017 Notes or 2020 Notes are not eligible for early conversion, the value of the conversion option at this node equals to (ii). In the lattice, a credit adjustment was applied to the discount for each cash flow in the model as the embedded conversion option, as well as the coupon and notional payments, is settled with cash instead of shares.
To estimate the fair value of the 2017 Notes Hedges and 2020 Notes Hedges, we used the Black-Scholes formula combined with credit adjustments, as the Option Counterparties have credit risk and the call options are cash settled. We assumed that the call options will be exercised at the maturity since our ordinary shares do not pay any dividends and management does not expect to declare dividends in the near term.
The following assumptions were used in the fair market valuations of the 2017 Notes Conversion Derivatives and 2020 Notes Conversion Derivatives and the 2020 Notes Hedge as of December 27, 2015:

	2017 Notes Conversion Derivative	2020 Notes Conversion Derivative	2020 Notes Hedge
Stock Price Volatility (1)	43.21%	43.21%	43.21%
Credit Spread for Wright (2)	6.54%	5.4%	NA
Credit Spread for Deutsche Bank AG (3)	N/A	N/A	0.82%
Credit Spread for Wells Fargo Securities, LLC (3)	N/A	N/A	0.43%
Credit Spread for JPMorgan Chase Bank (3)	N/A	N/A	0.62%

(1)	Volatility selected based on historical and implied volatility of ordinary shares of Wright Medical Group N.V.

(2)	Credit spread implied from traded price.

(3)	Credit spread of each bank is estimated using CDS curves. Source: Bloomberg.
Other Derivatives not Designated as Hedging Instruments
We employ a derivative program using foreign currency forward contracts to mitigate the risk of currency fluctuations on our intercompany receivable and payable balances that are denominated in foreign currencies. These forward contracts are expected to offset the transactional gains and losses on the related intercompany balances. These forward contracts are not designated as hedging instruments under FASB ASC Topic 815. Accordingly, the changes in the fair value and the settlement of the contracts are recognized in the period incurred in the accompanying consolidated statements of operations. At December 27, 2015 and December 31, 2014, we had $3.6 million and $0 in foreign currency contracts outstanding, respectively.
As part of the acquisition of WG Healthcare on January 7, 2013, we may be obligated to pay contingent consideration upon the achievement of certain revenue milestones; therefore, we have recorded the estimated fair value of future contingent consideration of approximately $0.6 million and $1.5 million as of December 27, 2015 and December 31, 2014, respectively.
As part of the acquired sales and distribution business of Surgical Specialties Australia Pty. Ltd, in 2015, we have recorded contingent consideration of approximately $1.5 million as of December 27, 2015.
The fair value of the contingent consideration as of December 27, 2015 and December 31, 2014, was determined using a discounted cash flow model and probability adjusted estimates of the future earnings and is classified in Level 3. Changes in the fair value of contingent consideration are recorded in “Other (income) expense, net” in our consolidated statements of operations.
On March 1, 2013, as part of the acquisition of BioMimetic Therapeutics, Inc. (BioMimetic), we issued Contingent Value Rights (CVRs) as part of the merger consideration. Each CVR entitles its holder to receive additional cash payments of up to $6.50 per share, which are payable upon receipt of FDA approval of AUGMENT® Bone Graft and upon achieving certain revenue milestones. On September 1, 2015, AUGMENT® Bone Graft received FDA approval and the first of the milestone payments associated with the CVRs was paid out at $3.50 per share, which totaled $98.1 million. The fair value of the CVRs outstanding at December 27, 2015 and December 31, 2014 was $28 million and $134 million, respectively, and was determined using the closing price of the security in the active market (Level 1). For the years ended December 27, 2015 and December 31, 2014, the change in the value of the CVRs resulted in income of $7.6 million and expense of $125 million, respectively, which was recorded in "Other expense (income), net" in the consolidated statements of operations.
The carrying value of cash and cash equivalents, accounts receivable, and accounts payable approximates the fair value of these financial instruments at December 27, 2015 and December 31, 2014 due to their short maturities and variable rates.
The following table summarizes the valuation of our financial instruments (in thousands):

	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At December 27, 2015
Assets
Cash and cash equivalents	$139,804	$139,804	$—	$—
Available-for-sale marketable securities
U.S. agency debt securities	—	—	—	—
Certificate of deposit	—	—	—	—
Corporate debt securities	—	—	—	—
U.S. government debt securities	—	—	—	—
Total available-for-sale marketable securities	—	—	—	—

2020 Notes Hedges	127,758	—	—	127,758

Total	$267,562	$139,804	$—	$127,758

Liabilities
2017 Notes Conversion Derivative	$10,440	$—	$—	$10,440
2020 Notes Conversion Derivative	129,107	—	—	129,107
Contingent consideration	2,340	—	—	2,340
Contingent consideration (CVRs)	28,310	28,310	—	—
Total	$170,197	$28,310	$—	$141,887

	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At December 31, 2014
Assets
Cash and cash equivalents	$227,326	$227,326	$—	$—
Available-for-sale marketable securities
U.S. agency debt securities	—	—	—	—
Certificates of deposits	—	—	—	—
Corporate debt securities	566	—	566	—
U.S. government debt securities	2,009	2,009	—	—
Total available-for-sale marketable securities	2,575	2,009	566	—

2017 Notes Hedges	80,000	—	—	80,000
Total	$309,901	$229,335	$566	$80,000

Liabilities
2017 Notes Conversion Derivative	$76,000	$—	$—	$76,000
Contingent consideration	1,705	—	—	1,705
Contingent consideration (CVRs)	133,981	133,981	—	—
Total	$211,686	$133,981	$—	$77,705
The following is a roll forward of our assets and liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3):

	Balance at December 31, 2014	Additions	Transfers into Level 3	Gain/(Loss) included in Earnings	Settlements	Currency	Balance at December 27, 2015

2017 Notes Hedges	80,000	—	—	(10,236)	(69,764)	—	—
2017 Notes Conversion Derivative	(76,000)	—	—	16,408	49,152	—	(10,440)
2020 Notes Hedges	—	144,843	—	(17,085)	—	—	127,758
2020 Notes Conversion Derivative	—	(149,784)	—	20,677	—	—	(129,107)
Contingent consideration	(1,705)	(1,546)	—	171	656	84	(2,340)

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

7. Property, Plant and Equipment
Property, plant and equipment, net consists of the following (in thousands):

	December 27,	December 31,
	2015	2014
Land and land improvements	$1,986	$520
Buildings	36,746	26,887
Machinery and equipment	40,251	24,265
Furniture, fixtures and office equipment	98,521	59,885
Construction in progress	21,505	14,178
Surgical instruments	149,960	65,359
	348,969	191,094
Less: Accumulated depreciation	(108,200)	(86,859)
	$240,769	$104,235

The components of property, plant and equipment recorded under capital leases consist of the following (in thousands):

	December 27,	December 31,
	2015	2014
Buildings	$12,408	$8,471
Machinery and equipment	3,302	477
Furniture, fixtures and office equipment	—	59
	15,710	9,007
Less: Accumulated depreciation	(3,052)	(862)
	$12,658	$8,145

Depreciation expense recognized within results of continuing operations approximated $29.5 million, $18.5 million, and $14.4 million for the fiscal years ended December 27, 2015 and December 31, 2014 and 2013, respectively, and included depreciation of assets under capital leases.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

8. Goodwill and Intangibles
Changes in the carrying amount of goodwill occurring during the year ended December 27, 2015, are as follows (in thousands):

Total
Goodwill at December 31, 2014	$190,966
Goodwill associated with Tornier N.V. merger	$683,313
Goodwill associated with Surgical Specialties acquisition	$6,158
Foreign currency translation	$(4,093)
Goodwill at December 27, 2015	$876,344
Goodwill is recognized for the excess of the purchase price over the fair value of net assets of businesses acquired. Goodwill is required to be tested for impairment at least annually. On October 1, 2015, we performed a qualitative assessment of legacy Wright’s goodwill for impairment, based upon our reporting units in effect prior to the Wright/Tornier merger, and determined that it is not more likely than not that the carrying value exceeded fair value, indicating that goodwill was not impaired.
Subsequent to the completion of the Wright/Tornier merger, our management began managing our operations as one reportable segment, orthopaedic products, which includes the design, manufacture, marketing, and sales of extremities and biologics products. Based on the qualitative assessment above, the fair valuation analysis performed in conjunction with the Wright/Tornier merger and the close proximity of the merger to year-end, we believe that no event has occurred that would more likely than not reduce the fair value below its carrying amount and that a quantitative impairment test is unnecessary between October 1, 2015 and December 27, 2015.
In September 2015, we acquired the sales and distribution business of Surgical Specialties Australia Pty. Ltd. Prior to the acquisition, Surgical Specialties was our exclusive sales agent in Australia. As a result of the acquisition, we now have a direct employee sales force in Australia. We will not record any incremental revenue as a result of the acquisition as we have historically directly billed the end customer and paid Surgical Specialties a commission. The asset purchase agreement included a $4.9 million cash payment and estimated future payments of $5.3 million, primarily related to non-competition and meeting certain financial milestones. As part of the purchase price allocation, we acquired $5.3 million of intangible assets related to customer relationships, non-competition, and settlement of the pre-existing agreement and $6.2 million of goodwill, offset by a $1.4 million deferred tax liability recorded as part of the transaction.
On October 1, 2015, we merged with Tornier N.V. As part of the purchase price allocation, we acquired $683.3 million of goodwill and $204.2 million of intangible assets related to customer relationships, completed technology, in-process research and development technology, and trade names. See Note 3 for additional details describing this acquisition.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The components of our identifiable intangible assets, net are as follows (in thousands):

	December 27, 2015		December 31, 2014
	Cost	Accumulated amortization	Cost	Accumulated amortization
Indefinite life intangibles:
IPRD technology	$15,290		$4,266
Trademarks	—		4,004
Total indefinite life intangibles	15,290		8,270

Finite life intangibles:
Distribution channels	250	$219	250	$194
Completed technology	124,388	14,877	33,253	9,185
Licenses	4,868	703	8,234	1,637
Customer relationships	119,235	7,966	27,946	4,636
Trademarks	14,861	3,464	2,798	1,850
Non-compete agreements	7,521	2,917	8,508	3,397
Other	527	51	771	106
Total finite life intangibles	271,650	$30,197	81,760	$21,005

Total intangibles	286,940		90,030
Less: Accumulated amortization	(30,197)		(21,005)
Intangible assets, net	$256,743		$69,025

Prior to 2015, we had assigned an indefinite life to four intangible assets which totaled $8.3 million. During the quarter ended December 27, 2015, a useful-life was assigned to these intangible assets due to various factors including the approval of AUGMENT® Bone Graft. As such, the only indefinite life intangible as of December 27, 2015 related to the IPRD acquired from the Wright/Tornier merger.
Based on the total finite life intangible assets held at December 27, 2015, we expect to amortize approximately $25.2 million in 2016, $24.6 million in 2017, $20.8 million in 2018, $19.2 million in 2019, and $18.5 million in 2020.

9. Long-Term Debt and Capital Lease Obligations
Long-term debt and capital lease obligations consist of the following (in thousands):

	December 27, 2015	December 31, 2014
Capital lease obligations	$13,763	$8,678
2017 Notes	56,505	272,652
2020 Notes	504,547	—
Mortgages	2,740	—
Shareholder debt	1,998	—
	579,553	281,330
Less: current portion	(2,171)	(718)
	$577,382	$280,612

2020 Notes
On February 13, 2015, WMG issued $632.5 million aggregate principal amount of the 2020 Notes pursuant to an indenture, dated as of February 13, 2015 between WMG and The Bank of New York Mellon Trust Company, N.A., as Trustee. The 2020 Notes require interest to be paid semi-annually on each February 15 and August 15 at an annual rate of 2.00%, and mature on February 15, 2020 unless earlier converted or repurchased. The 2020 Notes are convertible at the option of the holder, during certain periods and subject to certain conditions described below, solely into cash at an initial conversion rate of 32.3939 shares of WMG common stock per $1,000 principal amount of the 2020 Notes, subject to adjustment upon the occurrence of certain events, which represents

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

an initial conversion price of approximately $30.87 per share of WMG common stock. On November 24, 2015, Wright Medical Group N.V. executed a supplemental indenture, fully and unconditionally guaranteeing, on a senior unsecured basis, WMG’s obligations relating to the 2020 Notes, changing the underlying reference securities from WMG common stock to Wright Medical Group N.V. ordinary shares and making a corresponding adjustment to the conversion price. From and after the effective time of the Wright/Tornier merger, (i) all calculations and other determinations with respect to the 2020 Notes previously based on references to WMG common stock are calculated or determined by reference to our ordinary shares, and (ii) the Conversion Rate (as defined in the 2020 Notes Indenture) for the 2020 Notes was adjusted to an initial conversion rate of 33.39487 ordinary shares (subject to adjustment as provided in the 2020 Notes Indenture) per $1,000 principal amount of the 2020 Notes (subject to, and in accordance with, the settlement provisions of the 2020 Notes Indenture). The 2020 Notes may not be redeemed by WMG prior to the maturity date, and no “sinking fund” is available for the 2020 Notes, which means that WMG is not required to redeem or retire the 2020 Notes periodically.
The holders of the 2020 Notes may convert their notes at any time prior to August 15, 2019 solely into cash, in multiples of $1,000 principal amount, upon satisfaction of one or more of the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2015 (and only during such calendar quarter), if the last reported sale price of our ordinary shares for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of 2020 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our ordinary shares and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. The Wright/Tornier merger did not result in a conversion right for holders of the 2020 Notes. On or after August 15, 2019 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2020 Notes solely into cash, regardless of the foregoing circumstances. Upon conversion, a holder will receive an amount in cash, per $1,000 principal amount of the 2020 Notes, equal to the settlement amount as calculated under the indenture relating to the 2020 Notes. If WMG undergoes a fundamental change, as defined in the indenture relating to the 2020 Notes, subject to certain conditions, holders of the 2020 Notes will have the option to require WMG to repurchase for cash all or a portion of their notes at a purchase price equal to 100% of the principal amount of the 2020 Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date, as defined in the indenture relating to the 2020 Notes. In addition, following certain corporate transactions, WMG, under certain circumstances, will increase the applicable conversion rate for a holder that elects to convert its 2020 Notes in connection with such corporate transaction. The 2020 Notes are senior unsecured obligations that rank: (i) senior in right of payment to any of WMG's indebtedness that is expressly subordinated in right of payment to the 2020 Notes; (ii) equal in right of payment to any of WMG's unsecured indebtedness that is not so subordinated; (iii) effectively junior in right of payment to any secured indebtedness to the extent of the value of the assets securing such indebtedness; and (iv) structurally junior to all indebtedness and other liabilities (including trade payables) of WMG's subsidiaries. In conjunction with the issuance of the 2020 Notes, we recorded deferred financing charges of approximately $18 million, which are being amortized over the term of the 2020 Notes using the effective interest method.
The 2020 Notes Conversion Derivative requires bifurcation from the 2020 Notes in accordance with ASC Topic 815, Derivatives and Hedging, and is accounted for as a derivative liability. See Note 6 for additional information regarding the 2020 Notes Conversion Derivative. The fair value of the 2020 Notes Conversion Derivative at the time of issuance of the 2020 Notes was $149.8 million and was recorded as original debt discount for purposes of accounting for the debt component of the 2017 Notes. This discount is amortized as interest expense using the effective interest method over the term of the 2020 Notes. For the year ended December 27, 2015, we recorded $21.8 million of interest expense related to the amortization of the debt discount based upon an effective rate of 8.54%.
The components of the 2020 Notes were as follows (in thousands):

Fiscal year ended
December 27, 2015
Principal amount of 2020 Notes	632,500
Unamortized debt discount	(127,953)
Net carrying amount of 2020 Notes	$504,547
The estimated fair value of the 2020 Notes was approximately $641 million at December 27, 2015, based on a quoted price in an active market (Level 1).

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

WMG entered into the 2020 Notes Hedges in connection with the issuance of the 2020 Notes with the Option Counterparties. See Note 6 for additional information on the 2020 Notes Hedges. The 2020 Notes Hedges, which are cash-settled, are intended to reduce WMG's exposure to potential cash payments that WMG would be required to make if holders elect to convert the 2020 Notes at a time when our ordinary share price exceeds the conversion price. However, in connection with certain events, including, among others, (i) a merger or other make-whole fundamental change (as defined in the 2020 Notes indenture), (ii) certain hedging disruption events, which may include changes in tax laws, an increase in the cost of borrowing our ordinary shares in the market or other material increases in the cost to the Option Counterparties of hedging the 2020 Note Hedges and warrants, (iii) WMG's failure to perform certain obligations under the 2020 Notes indenture or under the 2020 Notes Hedges and warrant transactions, (iv) certain payment defaults on WMG's existing indebtedness in excess of $25 million or (v) if WMG or any of its significant subsidiaries become insolvent or otherwise becomes subject to bankruptcy proceedings, the Option Counterparties have the discretion to terminate the 2020 Note Hedges and warrant transactions at a value determined by them in a commercially reasonable manner, which may reduce the effectiveness of the 2020 Note Hedges or increase WMG's obligations under the warrant transactions. In addition, the Option Counterparties have broad discretion to make certain adjustments to the 2020 Notes Hedges and warrant transactions upon the occurrence of certain other events, including, among others, (i) any adjustment to the conversion rate of the 2020 Notes, (ii) a change in law that adversely impacts the Option Counterparties’ ability to hedge their positions in the 2020 Note Hedges and warrants or (iii) upon the announcement of certain significant corporate events, including events that may give rise to a termination event as described above, such as the announcement of a third-party tender offer for more than 10% of our ordinary shares or that may have a material economic effect on the warrant transactions. Any such adjustment may also reduce the effectiveness of the 2020 Note Hedges or increase WMG's obligations under the warrant transactions. The aggregate cost of the 2020 Notes Hedges was $145 million and is accounted for as a derivative asset in accordance with ASC Topic 815. See Note 6 of the condensed consolidated financial statements for additional information regarding the 2020 Notes Hedges and the 2020 Notes Conversion Derivative.
WMG also entered into warrant transactions in which it sold warrants for an aggregate of 20.5 million shares of WMG common stock to the Option Counterparties, subject to adjustment. The strike price of the warrants was initially $40 per share of WMG common stock, which was 59% above the last reported sale price of WMG common stock on February 9, 2015. On November 24, 2015, Wright Medical Group N.V. assumed WMG's obligations pursuant to the warrants. Following the assumption, the warrants became exercisable for Wright Medical Group N.V. ordinary shares and the strike price of the warrants was adjusted to $38.8010 per ordinary share. The warrants are net-share settled and are exercisable over the 200 trading day period beginning on May 15, 2020. The warrant transactions will have a dilutive effect to the extent that the market value per ordinary share during such period exceeds the applicable strike price of the warrants.
Aside from the initial payment of the $145 million premium to the Option Counterparties, we do not expect to be required to make any cash payments to the Option Counterparties under the 2020 Notes Hedges and expect to be entitled to receive from the Option Counterparties cash, generally equal to the amount by which the market price per ordinary share exceeds the strike price of the convertible note hedging transactions during the relevant valuation period. The strike price under the 2020 Notes Hedges is equal to the conversion price of the 2020 Notes. Additionally, if the market value per ordinary share exceeds the strike price on any day during the 200 trading day measurement period under the warrant transaction, we will be obligated to issue to the Option Counterparties a number of ordinary shares equal in value to one percent of the amount by which the then-current market value of one ordinary share exceeds the then-effective strike price of each warrant, multiplied by the number of reference ordinary shares into which the 2020 Notes are then convertible at or following maturity. We will not receive any additional proceeds if warrants are exercised.
2017 Notes
On August 31, 2012, WMG issued $300 million aggregate principal amount of the 2017 Notes pursuant to an indenture, dated as of August 31, 2012 between WMG and The Bank of New York Mellon Trust Company, N.A., as Trustee. The 2017 Notes mature on August 15, 2017, and we pay interest on the 2017 Notes semi-annually on each February 15 and August 15 at an annual rate of 2.00%. WMG may not redeem the 2017 Notes prior to the maturity date, and no “sinking fund” is available for the 2017 Notes, which means that WMG is not required to redeem or retire the 2017 Notes periodically. The 2017 Notes are convertible at the option of the holder, during certain periods and subject to certain conditions as described below, solely into cash at an initial conversion rate of 39.3140 shares per $1,000 principal amount of the 2017 Notes, subject to adjustment upon the occurrence of specified events, which represents an initial conversion price of $25.44 per share. The holder of the 2017 Notes may convert their notes at any time prior to February 15, 2017 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending December 31, 2012 (and only during such calendar quarter), if the last reported sale price of our ordinary shares for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

applicable trading day; (2) during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our ordinary shares and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. While we currently do not expect significant conversions because the notes currently trade at a premium to the as-converted value, and a converting holder would forego future interest payments, any conversions would reduce our cash resources. On or after February 15, 2017 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2017 Notes solely into cash, regardless of the foregoing circumstances. Upon conversion, a holder will receive an amount in cash, per $1,000 principal amount of the 2017 Notes, equal to the settlement amount as calculated under the indenture relating to the 2017 Notes. If we undergo a fundamental change, as defined in the indenture relating to the 2017 Notes, subject to certain conditions, holders of the 2017 Notes will have the option to require WMG to repurchase for cash all or a portion of their notes at a purchase price equal to 100% of the principal amount of the 2017 Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date, as defined in the indenture relating to the 2017 Notes. In addition, following certain corporate transactions, WMG, under certain circumstances, will pay a cash make-whole premium by increasing the applicable conversion rate for a holder that elects to convert its 2017 Notes in connection with such corporate transaction. The 2017 Notes are senior unsecured obligations that rank: (i) senior in right of payment to any of WMG's indebtedness that is expressly subordinated in right of payment to the 2017 Notes; (ii) equal in right of payment to any of WMG's unsecured indebtedness that is not so subordinated; (iii) effectively junior in right of payment to any secured indebtedness to the extent of the value of the assets securing such indebtedness; and (iv) structurally junior to all indebtedness and other liabilities (including trade payables) of WMG's subsidiaries. As a result of this transaction, we recognized deferred financing charges of approximately $8.8 million, which are being amortized over the term of the 2017 Notes using the effective interest method.
The 2017 Notes Conversion Derivative requires bifurcation from the 2017 Notes in accordance with ASC Topic 815, Derivatives and Hedging, and is accounted for as a derivative liability. See Note 6 for additional information regarding the 2017 Notes Conversion Derivative. The fair value of the 2017 Notes Conversion Derivative at the time of issuance of the 2017 Notes was $48.1 million and was recorded as original debt discount for purposes of accounting for the debt component of the 2017 Notes. This discount is amortized as interest expense using the effective interest method over the term of the 2017 Notes. For the year ended December 27, 2015 and December 31, 2014, we recorded $2.9 million and $9.3 million of interest expense related to the amortization of the debt discount, respectively, based upon an effective rate of 6.47%.
In connection with the issuance of the 2020 Notes, on February 13, 2015, WMG repurchased and extinguished $240 million aggregate principal amount of the 2017 Notes and settled all of the 2017 Notes Hedges (receiving $70 million) and repurchased all of the warrants (paying $60 million) associated with the 2017 Notes. As a result of the repurchase, we recognized approximately $25.1 million for the write-off of related pro-rata unamortized deferred financing fees and debt discount within "Other expense (income), net" in our condensed consolidated statements of operations. As of December 27, 2015, $60 million aggregate principal amount of the 2017 Notes remained outstanding and is included within long-term obligations on the consolidated balance sheet.
The components of the 2017 Notes were as follows (in thousands):

	December 27, 2015	December 31, 2014
Principal amount of 2017 Notes	$60,000	$300,000
Unamortized debt discount	(3,495)	(27,348)
Net carrying amount of 2017 Notes	$56,505	$272,652
The estimated fair value of the 2017 Notes was approximately $68 million at December 27, 2015, based on a quoted price in an active market (Level 1).
Acquired Debt, Repayment of Certain Indebtedness and Termination of Credit Facility
On October 1, 2015, in connection with the consummation of the Wright/Tornier merger, we acquired certain mortgages, shareholder debt, term debt, and a line of credit.
The mortgages acquired are secured by an office building in Montbonnot, France. These mortgages had an outstanding balance of $2.7 million at December 27, 2015 and bear fixed annual interest rates of 2.55%-4.9%.
The shareholder debt acquired was the result of a 2008 transaction where a 51%-owned and consolidated subsidiary of legacy Tornier borrowed $2.2 million from a then-current member of the legacy Tornier board of directors, who was also a 49% owner of the consolidated subsidiary. This loan was used to partially fund the purchase of real estate in Grenoble, France, to be used as

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

a manufacturing facility. Interest on the debt is variable-based on the three-month Euro Libor rate plus 0.5% and has no stated term. The outstanding balance on this debt was $2 million as of December 27, 2015. See Note 17 of the condensed consolidated financial statements for additional information regarding this related party transaction.
As of October 1, 2015, legacy Tornier had approximately $74 million in outstanding term debt and $7 million in a line of credit under a pre-existing credit agreement. Upon completion of the Wright/Tornier merger, we terminated all commitments under this credit agreement and repaid approximately $81 million in outstanding indebtedness. We did not incur any early termination penalties in connection with such repayment and termination.
Maturities
Aggregate annual maturities of our long-term obligations at December 27, 2015, excluding capital lease obligations, are as follows (in thousands):

2016	835
2017	60,589
2018	509
2019	212
2020	632,717
Thereafter	2,376
$697,238
As discussed in Note 7, we have acquired certain property and equipment pursuant to capital leases. At December 27, 2015, future minimum lease payments under capital lease obligations, together with the present value of the net minimum lease payments, are as follows (in thousands):

2016	$1,989
2017	1,842
2018	1,801
2019	1,718
2020	1,581
Thereafter	8,728
Total minimum payments	17,659
Less amount representing interest	(3,896)
Present value of minimum lease payments	13,763
Current portion	(1,341)
Long-term portion	$12,422

10. Accumulated Other Comprehensive Income (AOCI)
Other comprehensive income (OCI) includes certain gains and losses that under US GAAP are included in comprehensive income but are excluded from net income as these amounts are initially recorded as an adjustment to shareholders’ equity. Amounts in OCI may be reclassified to net income upon the occurrence of certain events.
Our 2014 OCI is comprised of foreign currency translation adjustments, unrealized gains and losses on available-for-sale securities, and adjustments to our minimum pension liability. Our 2015 OCI is comprised solely of foreign currency translation adjustments. Foreign currency translation adjustments are reclassified to net income upon sale or upon a complete or substantially complete liquidation of an investment in a foreign entity. Unrealized gains and losses on available-for-sale securities and reclassified to net income if we sell the security before maturity of if the unrealized loss in a security is considered to be other-than-temporary.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Changes in and reclassifications out of AOCI, net of tax, for the twelve months ended December 31, 2014 and December 27, 2015 were as follows (in thousands):

	Currency translation adjustment	Unrealized gain (loss) on marketable securities	Minimum pension liability adjustment	Total
Balance December 31, 2013	$17,610	$(1)	$344	$17,953
Other comprehensive income loss, net of tax	(17,840)	1	—	(17,839)
Reclassification to CTA and minimum pension liability adjustment [1]	2,628	—	(344)	2,284
Balance December 31, 2014	$2,398	$—	$—	$2,398
Other comprehensive income loss, net of tax	(12,882)	—	—	(12,882)
Balance December 27, 2015	$(10,484)	$—	$—	$(10,484)
___________________________

[1]
The balances of CTA and minimum pension liability adjustment within AOCI were written-off following the liquidation of our former Japanese subsidiary as part of the sale of our OrthoRecon business. This was recorded within the gain on the sale of the OrthoRecon business within results of discontinued operations.

11. Income Taxes
The components of our loss before income taxes are as follows (in thousands):

	Fiscal year ended
	December 27, 2015	December 31, 2014	December 31, 2013
U.S.	$(225,473)	$(242,998)	$(230,975)
Foreign	(16,738)	(3,832)	572
Loss before income taxes	$(242,211)	$(246,830)	$(230,403)

The components of our provision (benefit) for income taxes are as follows (in thousands):

	Fiscal year ended
	December 27, 2015	December 31, 2014	December 31, 2013
Current (benefit) provision:
U.S.:
Federal	$—	$(48)	$296
State	255	198	85
Foreign	608	1,674	180
Total current (benefit) provision	863	1,824	561
Deferred provision (benefit):
U.S.:
Federal	(1,450)	(3,164)	48,257
State	(166)	(1,411)	884
Foreign	(3,098)	(3,583)	63
Total deferred provision (benefit)	(4,714)	(8,158)	49,204
Total provision (benefit) for income taxes	$(3,851)	$(6,334)	$49,765

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

A reconciliation of the statutory U.S. federal income tax rate to our effective income tax rate is as follows:

	Fiscal year ended
	December 27, 2015	December 31, 2014	December 31, 2013
Income tax provision at statutory rate	35.0%	35.0%	35.0%
State income taxes	3.7%	1.8%	3.2%
Change in valuation allowance	(36.5)%	(15.9)%	(51.9)%
CVR fair market value adjustment	1.1%	(17.7)%	9.3%
Goodwill impairment	—%	—%	(17.5)%
Other, net	(1.7)%	(0.6)%	0.3%
Total	1.6%	2.6%	(21.6)%

The significant components of our deferred income taxes as of December 27, 2015 and December 31, 2014 are as follows (in thousands):

	Fiscal year ended
	December 27, 2015	December 31, 2014
Deferred tax assets:
Net operating loss carryforwards	$289,715	$131,986
General business credit carryforward	6,121	3,696
Reserves and allowances	52,482	27,334
Share-based compensation expense	18,423	7,942
Convertible debt notes and conversion option	46,631	31,491
Other	6,720	7,418
Valuation allowance	(336,060)	(171,392)

Total deferred tax assets	84,032	38,475

Deferred tax liabilities:
Depreciation	8,455	1,915
Intangible assets	58,266	9,977
Convertible note bond hedge	49,826	31,200
Other	6,660	3,287

Total deferred tax liabilities	123,207	46,379

Net deferred tax liabilities	$(39,175)	$(7,904)
At December 27, 2015, we had net operating loss carryforwards for U.S. federal income tax purposes of approximately $700 million, of which approximately $8 million related to equity compensation deductions, for which when realized, the resulting benefit will be credited to shareholders' equity. The federal net operating losses begin to expire in 2016 and extend through 2035. State net operating losses carryforwards at December 27, 2015 totaled approximately $537 million, which begin to expire in 2016 and extend through 2035. Additionally, we had general business credit carryforwards of approximately $6 million, which begin to expire in 2016 and extend through 2035. At December 27, 2015, we had foreign net operating loss carryforwards of approximately $101 million, $45 million of which do not expire and $56 million which begin to expire in 2016 and extend through 2028.
At December 27, 2015 and December 31, 2014, we had a valuation allowance of $336 million and $171 million, respectively, related to certain U.S. and foreign deferred tax assets. In addition, our ending valuation allowance balance includes approximately $56 million allocated from the preliminary purchase consideration with respect to the merger with Tornier. We recognized income tax expense for valuation allowance increase of $109 million during the year ended December 27, 2015, primarily related to additional net operating losses incurred in the United States. Management believes it is more likely than not that the remaining deferred tax assets will be fully realized.
It is our current practice and intention to reinvest the earnings of our non-U.S. subsidiaries in those operations. Therefore, we do not provide for deferred taxes on the excess of the financial reporting over the tax basis in our investments in foreign subsidiaries

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

that are essentially permanent in duration. We would recognize a deferred income tax liability if we were to determine that such earnings are no longer indefinitely reinvested. At December 27, 2015, undistributed earnings of our foreign subsidiaries amounted to approximately $15 million. The determination of the amount of unrecognized deferred tax liability on these undistributed earnings is not practicable.
As of December 27, 2015, our unrecognized tax benefits totaled approximately $10 million. The total amount of net unrecognized tax benefits that, if recognized, would affect the tax rate was approximately $5 million at December 27, 2015. Our 2009-2013 U.S. federal income tax returns are currently under examination by the Internal Revenue Service. While we believe that we are adequately accrued for possible adjustments, the final resolution of this examination cannot be determined at this time and could result in a final settlement that differs from current estimates. It is, therefore, possible that our unrecognized tax benefits could change in the next twelve months.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2015	$4,439
Additions from mergers	5,618
Additions for tax positions related to current year	344
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(206)
Settlements	—
Foreign currency translation	(254)
Balance at December 27, 2015	$9,941
We accrue interest required to be paid by the tax law for the underpayment of taxes on the difference between the amount claimed or expected to be claimed on the tax return and the tax benefit recognized in the financial statements. Management has made the policy election to record this interest as interest expense and penalties, if incurred, would be recognized as penalty expense within "Other expense (income)" on our consolidated statements of operations. As of December 27, 2015, accrued interest and penalties related to our unrecognized tax benefits totaled approximately $1 million.
We file numerous consolidated and separate company income tax returns in the United States and in many foreign jurisdictions. We are no longer subject to foreign income tax examinations by tax authorities in significant jurisdictions for years before 2007. With few exceptions, we are subject to U.S. federal, state, and local income tax examinations for years 2012 through 2014. However, tax authorities have the ability to review years prior to these to the extent that we utilize tax attributes carried forward from those prior years.

12. Other Balance Sheet Information
Other long-term liabilities consist of the following (in thousands):

	December 27,	December 31,
	2015	2014
Product liability (See Note 16)	13,990	6,050
Notes Conversion Derivatives (See Note 6)	139,547	76,000
Deferred license revenue (See Note 2)	3,263	3,689
Contingent consideration and CVRs (See Note 6)	29,858	36,549
Other	21,916	11,756
	$208,574	$134,044
Accrued expenses and other liabilities consist of the following (in thousands):

	December 27,	December 31,
	2015	2014
Employee bonus	$27,515	$2,557
Other employee benefits	22,816	5,968
Royalties	12,918	3,220
Taxes other than income	18,895	5,782
Commissions	15,196	6,857
Professional and legal fees	21,048	13,822
Contingent consideration (See Note 6)	792	99,137
Product liability (see Note 16)	16,630	10,262
Other	38,053	22,009
	$173,863	$169,614

13. Capital Stock and Earnings Per Share
We are authorized to issue up to 320,000,000 ordinary shares, each share with a par value of three Euro cents (€0.03). We had 102,672,678 and 52,913,093 ordinary shares issued and outstanding as of December 27, 2015 and December 31, 2014, respectively. As discussed in Note 3, the Wright/Tornier merger completed on October 1, 2015 has been accounted for as a “reverse acquisition” under US GAAP. As such, legacy Wright is considered the acquiring entity for accounting purposes; and therefore, legacy Wright’s historical results of operations replaced legacy Tornier’s historical results of operations for all periods prior to the merger. Additionally, each legacy Wright share was converted into the right to receive 1.0309 ordinary shares of the combined company and the par value was revised to reflect the €0.03 par value as compared to the legacy Wright par value of $0.01. These changes resulted in the restatement of the following to conform to the current presentation:

•	ordinary shares and APIC balances for all periods included within the statements of shareholders' equity;

•	2014 ordinary shares balance, APIC balance, and ordinary shares outstanding on the balance sheet;

•	2013 and 2014 earnings per share and weighted average ordinary shares outstanding on the statements of operations;

•	2013 and 2014 weighted average ordinary shares outstanding below; and

•	2013 and 2014 impact of share-based compensation on earnings per share in Note 14.
FASB ASC Topic 260, Earnings Per Share, requires the presentation of basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted-average number of ordinary shares outstanding during the period. Diluted earnings per share is calculated to include any dilutive effect of our ordinary share equivalents. For the years ended December 27, 2015 and December 31, 2014, our ordinary share equivalents consisted of stock options, non-vested shares of ordinary shares, stock-settled phantom stock units, restricted stock units, and warrants. Additionally, for the year ended December 31, 2013, our ordinary share equivalents consisted of stock options, non-vested shares of ordinary shares, stock-settled phantom stock units, restricted stock units, 2014 Notes, and warrants. The dilutive effect of the stock options, non-vested shares of ordinary shares, stock-settled phantom stock units, restricted stock units, and warrants is calculated using the treasury-stock method. The dilutive effect of the 2014 Notes is calculated by applying the “if-converted” method. This assumes an add-back of interest, net of income taxes, to net income as if the securities were converted at the beginning of the period. The 2014 Notes matured on December 1, 2014. Net-share settled warrants on the 2017 Notes and 2020 Notes were anti-dilutive for the years ended December 27, 2015 and December 31, 2014.
We had outstanding options to purchase 9,866,666 ordinary shares and 1,133,295 restricted stock units at December 27, 2015, 4,309,062 ordinary shares and 282,674 restricted stock units and restricted stock awards at December 31, 2014, and 3,472,561 ordinary shares and 129,353 restricted stock units and restricted stock awards at December 31, 2013. None of the options, restricted stock units, or restricted stock awards were included in diluted earnings per share for the years ended December 27, 2015, December 31, 2014, and December 31, 2013 because we recorded a net loss for all periods; and therefore, including these instruments would be anti-dilutive.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The weighted-average number of ordinary shares outstanding for basic and diluted earnings per share purposes is as follows (in thousands):

	Fiscal year ended
	December 27, 2015	December 31, 2014	December 31, 2013
Weighted-average number of ordinary shares outstanding — basic[1]	64,808	51,293	48,103
Ordinary share equivalents	—	—	—
Weighted-average number of ordinary shares outstanding — diluted[1]	64,808	51,293	48,103

[1]	The prior year balances were converted to meet post-merger valuations as described above.

14. Share-Based Compensation
We currently have two share-based compensation plans under which share-based awards may be granted - the Wright Medical Group N.V. Amended and Restated 2010 Incentive Plan and the Tornier N.V. 2010 Employee Stock Purchase Plan, which are described below. In addition, we have several legacy Wright and legacy Tornier share-based compensation plans and agreements under which stock options are outstanding, but no future share-based awards may be granted.
Amounts recognized in the consolidated financial statements with respect to share-based compensation are as follows:

	Fiscal year ended
	December 27, 2015	December 31, 2014	December 31, 2013
Total cost of share-based payment plans	$24,716	$11,287	$11,912
Amounts capitalized as inventory	(51)	(66)	(467)
Amortization of capitalized amounts	299	266	513
Charged against income before income taxes	24,964	11,487	11,958
Amount of related income tax benefit recognized in income	—	—	(3,945)
Impact to net loss from continuing operations	$24,964	$11,487	$8,013
Impact to net income from discontinued operations	—	8,845	2,320
Impact to net (loss) income	$24,964	$20,332	$10,333
Impact to basic earnings per share, continuing operations [1]	$0.39	$0.22	$0.17
Impact to basic earnings per share [1]	$0.39	$0.40	$0.21
Impact to diluted earnings per share, continuing operations [1]	$0.39	$0.22	$0.17
Impact to diluted earnings per share [1]	$0.39	$0.40	$0.21

[1]	The prior year balances were converted to meet post-merger valuations as described in Note 13.
On October 1, 2015, all stock options, restricted stock units, non-vested shares of WMG common stock, and stock-settled phantom stock units outstanding as of the effective time of the Wright/Tornier merger automatically vested, resulting in $14.2 million in share-based compensation expense. Upon this acceleration, 1,321,852 stock options vested with a weighted-average exercise price of $25.53 per share, and 282,564 restricted stock units, non-vested shares of WMG common stock, and stock-settled phantom stock units vested with a weighted-average grant-date fair value of $26.30 per share.
As of December 27, 2015, we had $37.3 million of total unrecognized share-based compensation cost related to unvested share-based compensation arrangements. This cost is expected to be recognized over a weighted-average period of 3.54 years.
During 2014, as part of the divestiture of our OrthoRecon business to MicroPort, we modified share-based compensation awards held by employees assigned to MicroPort to accelerate vesting for unvested share-based compensation awards, as an incentive to induce each employee to accept and continue employment with MicroPort, contingent upon the closing of the sale. On January 12, 2014, all unvested share-based compensation awards held by these former 65 employees were vested, which was comprised of approximately 500,000 non-vested options with a weighted-average exercise price of $22.50 per share and 266,000 non-vested

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

shares. The incremental cost associated with the modified share-based compensation totaled $8.8 million, and was recognized as a reduction to our gain realized on the sale of the OrthoRecon business in the first quarter of 2014. There were no outstanding stock options held by these former employees as of December 31, 2014.
During 2013, in connection with the BioMimetic acquisition, we recognized $2.2 million of share-based compensation expense related to the incremental fair value of replacement awards attributed to pre-combination service.
Equity Incentive Plans
The Wright Medical Group N.V. Amended and Restated 2010 Incentive Plan (the 2010 Plan), which is an amended and restated version of legacy Tornier's Tornier N.V. Amended and Restated 2010 Incentive Plan, was approved by our shareholders on June 18, 2015 and became effective upon completion of the Wright/Tornier merger on October 1, 2015. The 2010 Plan authorizes us to grant a wide variety of share-based and cash-based awards, including incentive and non-qualified options, stock appreciation rights, stock grants, stock unit grants, cash-based awards, and other share-based awards. To date, only stock options and stock grants in the form of restricted stock units (RSUs) have been granted. Both types of awards generally have graded vesting periods of 3 or 4 years and the options expire 10 years after the grant date. Options are granted with exercise prices equal to the fair market value of our ordinary shares on the date of grant.
The 2010 Plan reserves for issuance a number of ordinary shares equal to the sum of (i) the number of ordinary shares available for grant under legacy Tornier's prior stock option plan as of February 2, 2011 (not including issued or outstanding shares granted pursuant to options under such plan as of such date); (ii) the number of ordinary shares forfeited upon the expiration, cancellation, forfeiture, cash settlement, or other termination following February 2, 2011 of an option outstanding as of February 2, 2011 under legacy Tornier's prior stock option plan; and (iii) 8,200,000 shares. As of December 27, 2015, 2.9 million ordinary shares remained available for grant under the 2010 Plan, and there were 6,022,912 ordinary shares covering outstanding awards under such plan as of such date.
In addition to the legacy Tornier prior stock option plan mentioned above under which previously granted vested options remained outstanding as of December 27, 2015, there are two legacy Wright share-based compensation plans and four non-plan inducement option agreements under which previously granted vested options remained outstanding as of December 27, 2015, including the Wright Medical Group, Inc. Second Amended and Restated 2009 Equity Incentive Plan (the Legacy Wright 2009 Plan) and the Wright Medical Group, Inc. Fifth Amended and Restated 1999 Equity Incentive Plan. All of these plans and agreements were terminated with respect to future awards, and thus, no future share-based awards may be granted under any of these legacy plans and agreements.
No stock options or other share-based awards were granted under legacy Wright's share-based compensation plans during 2015 due to the pending Wright/Tornier merger. During 2014 and 2013, legacy Wright granted 853 thousand and 1,033 thousand stock options, respectively, and granted 264 thousand and 223 thousand non-vested shares of common stock, stock-settled phantom stock units, and restricted stock units, respectively, to employees under the Legacy Wright 2009 Plan. All of the options issued under the Legacy Wright 2009 Plan expire after 10 years from the date of grant. All outstanding awards under the legacy Wright plans automatically vested on October 1, 2015 as a result of the Wright/Tornier merger; therefore, there are no restricted stock units, non-vested shares of common stock, or stock-settled phantom stock units outstanding at December 27, 2015. Additionally, under the legacy Wright plans, there were 3,362,110 stock options outstanding as of December 27, 2015.
Stock options
We estimate the fair value of stock options using the Black-Scholes valuation model. The Black-Scholes option-pricing model requires the input of estimates, including the expected life of stock options, expected stock price volatility, the risk-free interest rate and the expected dividend yield. Prior to the Wright/Tornier merger, the expected life of options was estimated based on historical option exercise and employee termination data. Post merger, the expected life of options was estimated based on the simplified method due to a lack of comparable, historic option exercise, and employee termination data for the combined company. The expected stock price volatility assumption was estimated based upon historical volatility of our ordinary shares for both legacy Wright and legacy Tornier prior to October 1, 2015. The risk-free interest rate was determined using U.S. Treasury rates where the term is consistent with the expected life of the stock options. Expected dividend yield is not considered as we have never paid dividends and have no plans of doing so in the future. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting forfeitures and record share-based compensation expense only for those awards that are expected to vest. The fair value of stock options is amortized on a straight-line basis over the respective requisite service period, which is generally the vesting period.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The weighted-average grant date fair value of stock options granted to employees in 2015, 2014, and 2013 was $7.05 per share, $9.98 per share, and $8.60 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model using the following assumptions:

Fiscal year ended
	December 27, 2015	December 31, 2014	December 31, 2013
Risk-free interest rate	1.4% - 1.6%	1.5% - 1.8%	0.1% - 1.4%
Expected option life	6 years	6 years	6 years
Expected price volatility	33%	31%	36%

A summary of our stock option activity during 2015 is as follows:

	Shares (000’s)	Weighted-average exercise price	Weighted-average remaining contractual life	Aggregate intrinsic value* ($000’s)
Outstanding at December 31, 2014	3,517	$24.22
Exercised	(134)	23.13
Forfeited or expired	(87)	26.26
Incremental shares upon conversion	99	23.49
Assumed awards in merger	2,476	20.43
Granted post-merger	3,135	20.63
Exercised post-merger	(22)	19.01
Forfeited or expired post-merger	(34)	20.26
Outstanding at December 27, 2015	8,950	$21.66	7.45	$17,945
Exercisable at December 27, 2015	5,826	$22.21	6.19	$7,871
________________________________

*
The aggregate intrinsic value is calculated as the difference between the market value of our ordinary shares as of December 27, 2015 and the exercise price of the options. The market value as of December 27, 2015 was $23.56 per share, which is the closing sale price of our ordinary shares on December 24, 2015, the last trading day prior to December 27, 2015, as reported by the NASDAQ Global Select Market.

The total intrinsic value of options exercised during 2015, 2014, and 2013 was $0.4 million, $5.3 million, and $1.4 million, respectively.
A summary of our stock options outstanding and exercisable at December 27, 2015 is as follows (shares in thousands):

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted-average remaining contractual life	Weighted-average exercise price	Number exercisable	Weighted-average exercise price
$2.00 — $16.00	441	3.8	$13.54	441	$13.54
$16.01 — $24.00	7,117	7.8	20.86	3,993	21.05
$24.01 — $35.87	1,392	6.8	28.28	1,392	28.28
	8,950	7.4	$21.66	5,826	$22.21

Restricted stock units, non-vested shares, and stock-settled phantom stock units
We calculate the grant date fair value of restricted stock units, non-vested shares of common stock, and stock-settled phantom stock units using the closing sale prices on the trading day immediately prior to the grant date. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting forfeitures and record share-based compensation expense only for those awards that are expected to vest.
We granted 1.1 million, 0.3 million, and 0.2 million restricted stock units, non-vested shares of common stock, and stock-settled phantom stock units to employees with weighted-average grant-date fair values of $20.60 per share, $30.04 per share, and $24.66 per share during 2015, 2014, and 2013, respectively. The fair value of the unvested restricted stock units granted after completion

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

of the Wright/Tornier merger shares will be recognized on a straight-line basis over the respective requisite service period, which is generally the vesting period.
During 2015, we did not grant any restricted stock units to non-employees, and during 2014 and 2013, we granted a negligible amount of non-vested shares to non-employees.
A summary of our restricted stock unit, non-vested shares, and stock-settled phantom stock unit activity during 2015 is as follows:

	Shares (000’s)	Weighted-average grant-date fair value	Aggregate intrinsic value* ($000’s)
Non-vested at December 31, 2014	493	$26.23
Vested	(213)	25.11
Forfeited	(6)	29.59
Incremental shares upon conversion	9	$26.30
Acceleration upon merger	(283)	$26.30
Granted post-merger	1,139	$20.60
Vested post-merger	(2)	$20.62
Forfeited post-merger	(4)	$10.87
Non-vested at December 27, 2015	1,133	$20.63	$26,700
___________________

*
The aggregate intrinsic value is calculated as the market value of our ordinary shares as of December 27, 2015. The market value as of December 27, 2015 was $23.56 per share, which is the closing sale price of our ordinary shares on December 24, 2015, the last trading day prior to December 27, 2015, as reported by the NASDAQ Global Select Market.

The total fair value of shares vested during 2015, 2014, and 2013 was $11.8 million, $5.4 million, and $6.5 million, respectively.
Inducement Stock Options
On occasion, legacy Wright granted stock options under an inducement stock option agreement, in order to induce candidates to commence employment with legacy Wright as a member of the executive management team. These options vested over a service period ranging from three to four years.
A summary of our inducement grant stock option activity during 2015 is as follows:

	Shares (000’s)	Weighted-average exercise price	Weighted-average remaining contractual life	Aggregate intrinsic value* ($000’s)
Outstanding at December 31, 2014	890	$17.21
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Incremental shares upon conversion	27	16.69
Outstanding at December 27, 2015	917	16.69	6	$6,300
Exercisable at December 27, 2015	917	$16.69	6	$6,300
________________________________

*
The aggregate intrinsic value is calculated as the difference between the market value of ordinary shares as of December 27, 2015 and the exercise price of the shares. The market value as of December 27, 2015 was 23.56 per share, which is the closing sale price of our ordinary shares on December 24, 2015, the last trading day prior to December 27, 2015, as reported by the NASDAQ Global Select Market.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

A summary of our inducement grant stock options outstanding and exercisable at December 27, 2015, is as follows (shares in thousands):

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted-average remaining contractual life	Weighted-average exercise price	Number exercisable	Weighted-average exercise price
$2.00 — $16.00	696	5.76	$15.57	696	$15.57
$16.01 — $35.87	221	6.76	20.22	221	20.22
	917	6.00	$16.69	917	$16.69
Employee Stock Purchase Plan
Under the Tornier N.V. 2010 Employee Stock Purchase Plan (the ESPP), which was approved by the legacy Tornier shareholders in August 2010, we are authorized to issue and sell up to 333,333 ordinary shares to employees of certain designated subsidiaries who work at least 20 hours per week. Under the ESPP, there are two six-month plan periods during each calendar year, one beginning January 1 and ending on June 30, and the other beginning July 1 and ending on December 31. Under the terms of the ESPP, employees can choose each offering period to have up to 10% of their annual base earnings withheld to purchase up to 833 of our ordinary shares. The purchase price of the shares is 85% of the market price on the last day of the offering period. As a result of the then pending Wright/Tornier merger, legacy Tornier suspended the operation of the ESPP effective as of December 31, 2014. We are considering restarting the ESPP sometime during 2016. As of December 27, 2015, there were 285,845 ordinary shares available for future issuance under the ESPP.
Legacy Wright also had a similar employee stock purchase plan (the Legacy Wright ESPP), under which its employees could choose each offering period to have up to 5% of their annual base earnings, limited to $5,000, withheld to purchase WMG common stock. The purchase price of the stock was 85% of the lower of its beginning-of-period or end-of-period market price. Legacy Wright terminated the Legacy Wright ESPP after the completion of the second half of 2014 offering period due to the then pending Wright/Tornier merger; and therefore, as of December 27, 2015, there were no shares available for future issuance under the Legacy Wright ESPP.
Under the Legacy Wright ESPP, legacy Wright sold to employees approximately 22,000 and 23,000 in 2014 and 2013, respectively, with weighted-average fair values of $8.18 and $6.81 per share, respectively. During 2014 and 2013, we recorded nominal amounts of non-cash, share-based compensation expense related to the Legacy Wright ESPP.
In applying the Black-Scholes methodology to the purchase rights granted under the Legacy Wright ESPP, we used the following assumptions:

Fiscal year ended
	December 31, 2014	December 31, 2013
Risk-free interest rate	0.3% - 0.6%	0.1% - 0.4%
Expected option life	6 months	6 months
Expected price volatility	31%	36%

15. Retirement Benefit Plans
For the year ended December 27, 2015, legacy Wright and legacy Tornier provided separate retirement benefit plans for their respective employees.
Legacy Wright sponsored a defined contribution plan under Section 401(k) of the Internal Revenue Code of 1986, as amended (Code), which covered U.S. employees who are 21 years of age and over. Under this plan, legacy Wright matched voluntary employee contributions at a rate of 100% for the first 2% of an employee’s annual compensation and at a rate of 50% for the next 2% of an employee’s annual compensation. Employees vest in company contributions after three years of service. The expense related to this plan recognized within our results from continuing operations was $2.5 million in 2015, $1.6 million in 2014, and $1.2 million in 2013.
Legacy Tornier sponsored a qualified defined contribution plan that permitted eligible employees to make pre-tax deferrals of their pay as permitted under Section 401(k) of the Code. The plan covered U.S. employees who were 18 years of age and over. Under this plan, legacy Tornier provided a matching contribution each pay period equal to 50% of the employee’s pre-tax deferrals (other than catch-up contributions) that did not exceed 6% of the employee’s eligible earnings for that pay period, (for a maximum

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

matching contribution equal to 3% of the employee’s eligible earnings for that pay period).  Employees vested in the company’s matching contributions at 25% after one year of service, 50% after two years of service and 100% after three years of service. The expense related to this plan recognized within our results from continuing operations was $0.2 million in 2015.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

16. Commitments and Contingencies
Operating Leases
We lease certain equipment and office space under non-cancelable operating leases. Rental expense under operating leases approximated $8.6 million, $7.1 million, and $8 million for the years ended December 27, 2015, December 31, 2014, and 2013, respectively. Future minimum payments, by year and in the aggregate, under non-cancelable operating leases with initial or remaining lease terms of one year or more, are as follows at December 27, 2015 (in thousands):

2016	$10,001
2017	5,608
2018	4,337
2019	3,717
2020	3,282
Thereafter	10,714
$37,659
Portions of our payments for operating leases are denominated in foreign currencies and were translated in the tables above based on their respective U.S. dollar exchange rates at December 27, 2015. These future payments are subject to foreign currency exchange rate risk.
Purchase Obligations
We have entered into certain supply agreements for our products, which include minimum purchase obligations. We paid approximately $0 and $2.0 million during the years ended December 27, 2015 and December 31, 2014 under those supply agreements. During 2015, we entered into a supply agreement which includes minimum purchase obligations of $0.4 million, $1.5 million, and $3 million for 2016, 2017, and 2018, respectively.
Legal Contingencies
The legal contingencies described in this footnote relate primarily to Wright Medical Technology, Inc., an indirect subsidiary of Wright Medical Group N.V., and are not necessarily applicable to Wright Medical Group N.V. or other affiliated entities. Maintaining separate legal entities within our corporate structure is intended to ring-fence liabilities.  We believe our ring-fenced structure should preclude corporate veil-piercing efforts against entities whose assets are not associated with particular claims.
As described below, our business is subject to various contingencies, including patent and other litigation, product liability claims, and a government inquiry.  These contingencies could result in losses, including damages, fines, or penalties, any of which could be substantial, as well as criminal charges. Although such matters are inherently unpredictable, and negative outcomes or verdicts can occur, we believe we have significant defenses in all of them, are vigorously defending all of them, and do not believe any of them will have a material adverse effect on our financial position. However, we could incur judgments, pay settlements, or revise our expectations regarding the outcome of any matter. Such developments, if any, could have a material adverse effect on our results of operations in the period in which applicable amounts are accrued, or on our cash flows in the period in which amounts are paid.
Our contingencies are subject to significant uncertainties and, therefore, determining the likelihood of a loss or the measurement of a loss can be complex. We have accrued for losses that are both probable and reasonably estimable. Unless otherwise indicated, we are unable to estimate the range of reasonably possible loss in excess of amounts accrued.  Our assessment process relies on estimates and assumptions that may prove to be incomplete or inaccurate. Unanticipated events and circumstances may occur that could cause us to change our estimates and assumptions.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Governmental Inquiries
On September 29, 2010, we entered into a five-year Corporate Integrity Agreement (CIA) with the Office of the Inspector General of the United States Department of Health and Human Services (OIG-HHS). The CIA was filed as Exhibit 10.2 to legacy Wright's current report on Form 8-K filed on September 30, 2010. The CIA expired on September 29, 2015, and on January 27, 2016, we received notification from the OIG-HHS that the term of the CIA has concluded. While the term of the CIA has concluded, our failure to continue to maintain compliance with U.S. healthcare laws, regulations, and other requirements in the future could expose us to significant liability, including, but not limited to, exclusion from U.S. federal healthcare program participation, including Medicaid and Medicare, potential prosecution, civil and criminal fines or penalties, as well as additional litigation cost and expense.
On August 3, 2012, we received a subpoena from the United States Attorney's Office for the Western District of Tennessee requesting records and documentation relating to our PROFEMUR® series of hip replacement devices. The subpoena covers the period from January 1, 2000 to August 2, 2012. We continue to cooperate with the investigation.
Patent Litigation
In 2011, Howmedica Osteonics Corp. and Stryker Ireland, Ltd. (collectively, Stryker), each a subsidiary of Stryker Corporation, filed a lawsuit against us in the United States District Court for the District of New Jersey alleging that we infringed Stryker's U.S. Patent No. 6,475,243 related to our LINEAGE® Acetabular Cup System and DYNASTY® Acetabular Cup System. The lawsuit seeks an order of infringement, injunctive relief, unspecified damages, and various other costs and relief. On July 9, 2013, the Court issued a claim construction ruling. On November 25, 2014, the Court entered judgment of non-infringement in our favor. On January 7, 2015, Howmedica and Stryker filed a notice of appeal to the Court of Appeals for the Federal Circuit. The Court of Appeals heard oral argument on December 10, 2015 and took the case under advisement. We are presently awaiting the Court’s written decision.
In 2012, Bonutti Skeletal Innovations, LLC (Bonutti) filed a patent infringement lawsuit against us in the United States Court for the District of Delaware. Subsequently, Inter Partes Review (IPR) of the Bonutti patents was sought before the U.S. Patent and Trademark Office. On April 7, 2014, the Court stayed the case pending outcome of the IPR. Bonutti originally alleged that the Link Sled Prosthesis infringes U.S. Patent 6,702,821. The Link Sled Prosthesis is a product we distributed under a distribution agreement with LinkBio Corp, which expired on December 31, 2013. In January 2013, Bonutti amended its complaint, alleging that the ADVANCE® knee system, including ODYSSEY® instrumentation, infringes U.S. Patent 8,133,229, and that the ADVANCE® knee system, including ODYSSEY® instrumentation and PROPHECY® guides, infringes U.S. Patent 7,806,896, which was issued on October 5, 2010. All of the claims of the asserted patents are directed to surgical methods for minimally invasive surgery. As a result of the arguments submitted in the IPR, Bonutti abandoned the claims subject to the IPR from U.S. Patent 8,133,229, leaving one claim from U.S. Patent 7,806,896 still pending before the Patent Office Board that administers IPR’s. On February 18, 2015, the Patent Office Board held that remaining claim invalid. Following the conclusion of the IPRs, the District Court has lifted the stay, and we are continuing with our defense as to remaining patent claims asserted by Bonutti.
In June 2013, Orthophoenix, LLC filed a patent lawsuit against us in the United States District Court for the District of Delaware alleging that the X-REAM® product infringes two patents. In June 2014, we filed a request for IPR with the U.S. Patent and Trademark Office. On December 16, 2014, the Patent Office Board denied our petitions requesting IPR. We are continuing with our defense before the District Court.
In June 2013, Anglefix, LLC filed suit in the United States District Court for the Western District of Tennessee, alleging that our ORTHOLOC® products infringe Anglefix’s asserted patent. On April 14, 2014, we filed a request for IPR with the U.S. Patent and Trademark Office. In October 2014, the Court stayed the case pending outcome of the IPR. On June 30, 2015, the Patent Office Board entered judgment in our favor as to all patent claims at issue in the IPR. Following the conclusion of the IPR, the District Court lifted the stay, and we are continuing with our defense as to remaining patent claims asserted by Anglefix.
In February 2014, Biomedical Enterprises, Inc. filed suit against Solana Surgical, LLC (Solana) in the United States District Court for the Western District of Texas alleging Solana's FuseForce Fixation system infringes U.S. Patent No. 8,584,853 entitled “Method and Apparatus for an Orthopedic Fixation System.” On February 20, 2015, Solana filed a request for IPR with the U.S. Patent and Trademark Office. On February 27, 2015, Biomedical Enterprises filed an amended complaint to add WMG and WMT as parties to the litigation. On April 3, 2015, the parties filed a stipulation of dismissal without prejudice as to us. On August 10, 2015, the Patent Office Review Board initiated IPR as to all challenged patent claims. The Patent Office Board heard oral argument in the IPR proceeding on February 17, 2016, and we are proceeding with our defense before the District Court.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

On September 23, 2014, Spineology filed a patent infringement lawsuit, Case No. 0:14-cv-03767, in the U.S. District Court in Minnesota, alleging that our X-REAM® bone reamer infringes U.S. Patent No. RE42,757 entitled “EXPANDABLE REAMER.”  In January 2015, as the deadline for service of its complaint, Spineology dismissed its complaint without prejudice and filed a new, identical complaint. We filed an answer to the new complaint with the Court on April 27, 2015 and discovery is underway. The parties have submitted Markman claim construction briefing to the Court and a Markman hearing is scheduled for March 23, 2016.
On January 13, 2015, we received a notice from Corin Limited claiming a portion of the INFINITY® Total Ankle System infringes their patent rights in France, Germany, Italy, Spain, the Netherlands, and the United Kingdom. If a lawsuit is filed we will contest these claims vigorously.
Subject to the provisions of the asset purchase agreement with MicroPort for the sale of the OrthoRecon business, we, as between us and MicroPort, will continue to be responsible for defense of pre-existing patent infringement cases relating to the OrthoRecon business, and for resulting liabilities, if any.
Product Liability
We have received claims for personal injury against us associated with fractures of our PROFEMUR® long titanium modular neck product (PROFEMUR® Claims). As of January 30, 2016 there were 42 pending U.S. lawsuits and 23 pending non-U.S. lawsuits alleging such claims. The overall fracture rate for the product is low and the fractures appear, at least in part, to relate to patient demographics. Beginning in 2009, we began offering a cobalt-chrome version of our PROFEMUR® modular neck, which has greater strength characteristics than the alternative titanium version. Historically, we have reflected our liability for these claims as part of our standard product liability accruals on a case-by-case basis. However, during the quarter ended September 30, 2011, as a result of an increase in the number and monetary amount of these claims, management estimated our liability to patients in North America who have previously required a revision following a fracture of a PROFEMUR® long titanium modular neck, or who may require a revision in the future. Management has estimated that this aggregate liability ranges from approximately $22.5 million to $28.9 million. Any claims associated with this product outside of North America, or for any other products, will be managed as part of our standard product liability accrual methodology on a case-by-case basis.
Due to the uncertainty within our aggregate range of loss resulting from the estimation of the number of claims and related monetary payments, we have recorded a liability of $22.5 million, which represents the low-end of our estimated aggregate range of loss. We have classified $8.5 million of this liability as current in “Accrued expenses and other current liabilities” and $14 million as non-current in “Other liabilities” on our consolidated balance sheet. We expect to pay the majority of these claims within the next three years.
During the quarter ended September 30, 2015, we increased our estimated liability by approximately $4 million for claims that had been incurred in prior periods. We have analyzed the impact of this adjustment and determined that this out-of-period charge did not have a material impact to the prior period or current period financial statements.
We are aware that MicroPort has recalled certain sizes of its cobalt chrome modular neck products as a result of alleged fractures. As of February 16, 2016, there were 2 pending U.S. lawsuits and 2 pending non-U.S. lawsuits against us alleging personal injury resulting from the fracture of a cobalt chrome modular neck. These claims will be managed as part of our standard product liability accrual methodology on a case-by-case basis.
We have maintained product liability insurance coverage on a claims-made basis. During the quarter ended March 31, 2013, we received a customary reservation of rights from our primary product liability insurance carrier asserting that present and future claims related to fractures of our PROFEMUR® titanium modular neck hip products and which allege certain types of injury (Modular Neck Claims) would be covered as a single occurrence under the policy year the first such claim was asserted. The effect of this coverage position would be to place Modular Neck Claims into a single prior policy year in which applicable claims-made coverage was available, subject to the overall policy limits then in effect. Management agrees with the assertion that the Modular Neck Claims should be treated as a single occurrence, but notified the carrier that it disputed the carrier's selection of available policy years. During the second quarter of 2013, we received confirmation from the primary carrier confirming their agreement with our policy year determination. Based on our insurer's treatment of Modular Neck Claims as a single occurrence, we increased our estimate of the total probable insurance recovery related to Modular Neck Claims by $19.4 million, and recognized such additional recovery as a reduction to our selling, general and administrative expenses for the three months ended March 31, 2013, within results of discontinued operations. In the quarter ended June 30, 2013, we received payment from the primary insurance carrier of $5 million. In the quarter ended September 30, 2013, we received payment of $10 million from the next insurance carrier in the tower. We have requested, but not yet received, payment of the remaining $25 million from the third insurance carrier in the tower for that policy period. The policies with the second and third carrier in this tower are “follow form” policies and

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

management believes the third carrier should follow the coverage position taken by the primary and secondary carriers. On September 29, 2015, that third carrier asserted that the terms and conditions identified in its reservation of rights will preclude coverage for the Modular Neck Claims. We strongly dispute the carrier's position and, in accordance with the dispute resolution provisions of the policy, have initiated an arbitration proceeding in London, England seeking payment of these funds. Pursuant to applicable accounting standards, we have reduced our insurance receivable balance for this claim to $0, and recorded a $25 million charge within "Net loss from discontinued operations" during the year ended December 27, 2015.
Claims for personal injury have also been made against us associated with our metal-on-metal hip products (primarily our CONSERVE® product line). The pre-trial management of certain of these claims has been consolidated in the federal court system, in the United States District Court for the Northern District of Georgia under multi-district litigation (MDL) and certain other claims by the Judicial Counsel Coordinated Proceedings (JCCP) in state court in Los Angeles County, California (collectively the Consolidated Metal-on-Metal Claims).
As of January 30, 2016, there were 1,126 such lawsuits pending in the MDL and JCCP, and an additional 22 cases pending in various state courts. We have also entered into 893 so called "tolling agreements" with potential claimants who have not yet filed suit. There are also 56 non-U.S. lawsuits presently pending. We believe we have data that supports the efficacy and safety of our metal-on-metal hip products. While continuing to dispute liability, we have participated in court supervised non-binding mediation in the multi-district federal court litigation.
The first bellwether trial in the MDL commenced on November 9, 2015 in Atlanta, Georgia. On November 24, 2015, the jury returned a verdict in favor of the plaintiff and awarded the plaintiff $1 million in compensatory damages and $10 million in punitive damages. We believe there were significant trial irregularities and are vigorously contesting the trial result. On December 28, 2015, we filed a post-trial motion for judgment as a matter of law or, in the alternative, for a new trial or a reduction of damages awarded. That motion is pending. We have not recorded an accrual for this verdict because we are unable to reasonably estimate a probable liability at this time.
The supervising judge in the JCCP has set a trial date of March 14, 2016 for the first bellwether trial in California. We expect that trial to proceed as scheduled.
We have maintained product liability insurance coverage on a claims-made basis. During the quarter ended September 30, 2012, we received a customary reservation of rights from our primary product liability insurance carrier asserting that certain present and future claims which allege certain types of injury related to our CONSERVE® metal-on-metal hip products (CONSERVE® Claims) would be covered as a single occurrence under the policy year the first such claim was asserted. The effect of this coverage position would be to place CONSERVE® Claims into a single prior policy year in which applicable claims-made coverage was available, subject to the overall policy limits then in effect. Management agrees that there is insurance coverage for the CONSERVE® Claims, but has notified the carrier that it disputes the carrier's characterization of the CONSERVE® Claims as a single occurrence.
Management has recorded an insurance receivable for the probable recovery of spending in excess of our retention for a single occurrence. During 2015, we received $6.1 million of insurance proceeds, which represent the amount undisputed by the carrier for the policy year the first claim was asserted. Our acceptance of these proceeds was not a waiver of any other claim that we may have against the insurance carrier. As of December 27, 2015, this receivable totaled approximately $17 million, and is solely related to defense costs incurred through December 27, 2015, less insurance proceeds received. However, the amount we ultimately receive may differ depending on the final conclusion of the insurance policy year or years and the number of occurrences. We believe our contracts with the insurance carriers are enforceable for these claims; and, therefore, we believe it is probable that we will receive recoveries from our insurance carriers. However, our insurance carriers could still ultimately deny coverage for some or all of our insurance claims.
Every metal-on-metal hip case involves fundamental issues of science and medicine that often are uncertain, that continue to evolve, and which present contested facts and issues that can differ significantly from case to case. Such contested facts and issues include medical causation, individual patient characteristics, surgery specific factors, and the existence of actual, provable injury. Given these complexities, we are unable to reasonably estimate a probable liability for these matters. Although we continue to contest liability, based upon currently available information, we estimate a reasonably possible range of liability for the Consolidated Metal-on-Metal Claims, before insurance recoveries, averaging from zero to $250,000 per case.
Based upon the information we have at this time, we do not believe our liabilities, if any, in connection with these matters will exceed our available insurance. However, as described below, we are currently litigating coverage issues with certain of our carriers. As the litigation moves forward and circumstances continue to develop, our belief we will be able to resolve the Consolidated Metal-on-Metal Claims within available insurance coverage could change, which could materially impact our results of operations

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

and financial position. Further, and notwithstanding our present belief we will be able to resolve these Claims within available insurance proceeds, we would consider contributing a limited amount to the funding of an acceptable, comprehensive, mediated settlement among claimants and insurers. To this end, we have indicated a willingness to contribute up to $30 million to achieve such a comprehensive settlement. Due to continuing uncertainty around (i) whether a multi-party comprehensive settlement can be achieved, (ii) the outcome of our coverage litigation with insurers which could impact the ability to reach a settlement and (iii) the case by case outcomes of any Metal-on-Metal claims ultimately litigated (and which we expect to contest vigorously), we are unable to reasonably estimate a probable liability for these matters; and, therefore, no amounts have been accrued.
In June 2014, St. Paul Surplus Lines Insurance Company (Travelers), which was an excess carrier in our coverage towers across multiple policy years, filed a declaratory judgment action in Tennessee state court naming us and certain of our other insurance carriers as defendants and asking the court to rule on the rights and responsibilities of the parties with regard to the CONSERVE® Claims. Among other things, Travelers appears to dispute our contention that the CONSERVE® Claims arise out of more than a single occurrence thereby triggering multiple policy periods of coverage.  Travelers further seeks a determination as to the applicable policy period triggered by the alleged single occurrence.  We filed a separate lawsuit in state court in California for declaratory judgment against certain carriers and breach of contract against the primary carrier, and have moved to dismiss or stay the Tennessee action on a number of grounds, including that California is the most appropriate jurisdiction. During the third quarter of 2014, the California Court granted Travelers' motion to stay our California action.
In May 2015, we entered into confidential settlement discussions with our insurance carriers through a private mediator. These discussions are continuing.
In February 2014, Biomet, Inc. (Biomet) announced it had reached a settlement in the multi-district litigation involving its own metal-on-metal hip products. The terms announced by Biomet include: (i) an expected base settlement amount of $200,000; (ii) an expected minimum settlement amount of $20,000; (iii) no payments to plaintiffs who did not undergo a revision surgery; and (iv) a total settlement amount expected to be within Biomet’s aggregate insurance coverage. We believe our situation involves facts and circumstances that differ significantly from the Biomet cases.
In addition to the Consolidated Metal-on-Metal Claims discussed above, there are currently certain other pending claims related to our metal-on-metal hip products for which we are accounting in accordance with our standard product liability accrual methodology on a case-by-case basis.
Certain liabilities associated with the OrthoRecon business, including product liability claims associated with hip and knee products sold prior to the closing, were not assumed by MicroPort. Liabilities associated with these product liability claims, including legal defense, settlements and judgments, income associated with product liability insurance recoveries, and changes to any contingent liabilities associated with the OrthoRecon business have been reflected within results of discontinued operations, and we will continue to reflect these within results of discontinued operations in future periods. MicroPort is responsible for product liability claims associated with products it sells after the closing.
In June 2015, a jury returned a $4.4 million verdict against us in a case involving a fractured hip implant stem sold prior to the MicroPort closing.  This was a one-of-a-kind case unrelated to the modular neck fracture cases we have been reporting. There are no other cases pending related to this component, nor are we aware of other instances where this component has fractured. In September 2015, the trial judge reduced the jury verdict to $1.025 million and indicated that if the plaintiff did not accept the reduced award he would schedule a new trial solely on the issue of damages. The plaintiff elected not to accept the reduced damage award, and both parties have appealed. The Court has not set a date for a new trial on the issue of damages and we do not expect it will do so until the appeals are adjudicated. We will maintain our current $4.4 million accrual as a probable liability until the matter is resolved. The $4.4 million probable liability associated with this matter is reflected within “Accrued expenses and other current liabilities,” and a $4 million receivable associated with the probable recovery from product liability insurance is reflected within “Other current assets.”
MicroPort Indemnification Claim
In July 2015, we received demand letters from MicroPort seeking indemnification under the terms of the asset purchase agreement for the sale of our OrthoRecon business for losses or potential losses it has incurred or may incur as a result of either alleged breaches of representations in the asset purchase agreement or alleged unassumed liabilities. MicroPort asserted that the range of potential losses for which it seeks indemnity is between $18.5 million and $30 million. We responded to MicroPort's demand letters and received a further demand letter reiterating each of their claims and providing revised claim amounts. In this letter MicroPort asserted that the range of potential losses for which it seeks indemnity is between $77.5 million and $112.5 million.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

On October 27, 2015, MicroPort filed a lawsuit in the United States District Court for the District of Delaware against Wright Medical Group N.V. alleging that we breached the indemnification provisions of the asset purchase agreement by failing to indemnify MicroPort for alleged damages arising out of certain pre-closing matters and for breach of certain representations and warranties. The complaint includes claims relating to MicroPort’s recall of certain of its cobalt chrome modular neck products, and seeks damages in an unspecified amount plus attorneys’ fees and costs, as well as declaratory judgment. On January 4, 2016, we filed an answer to the complaint and also filed a counterclaim seeking declaratory judgment and indemnification and other damages in an unspecified amount from MicroPort. A scheduling order has not yet been entered in the lawsuit.
Other
In addition to those noted above, we are subject to various other legal proceedings, product liability claims, corporate governance, and other matters which arise in the ordinary course of business.

17. Certain Relationships and Related-Party Transactions
On July 29, 2008, Tornier SAS, a subsidiary of legacy Tornier, formed a real estate holding company (SCI Calyx) together with Alain Tornier (Mr. Tornier). SCI Calyx is owned 51% by Tornier SAS and 49% by Mr. Tornier. SCI Calyx was initially capitalized by a contribution of capital of €10,000 funded 51% by Tornier SAS and 49% by Mr. Tornier. SCI Calyx then acquired a combined manufacturing and office facility in Montbonnot, France, for approximately $6.1 million. The manufacturing and office facility acquired was to be used to support the manufacture of certain of legacy Tornier’s current products and house certain operations already located in Montbonnot, France. This real estate purchase was funded through mortgage borrowings of $4.1 million and $2.0 million cash borrowed from the two current shareholders of SCI Calyx. The $2.0 million cash borrowed from the SCI Calyx shareholders originally consisted of a $1.0 million note due to Mr. Tornier and a $1.0 million note due to Tornier SAS. Both of the notes issued by SCI Calyx bear annual interest at the three-month Euro Libor rate plus 0.5% and have no stated term. During 2010, SCI Calyx borrowed approximately $1.4 million from Mr. Tornier in order to fund on-going leasehold improvements necessary to prepare the Montbonnot facility for its intended use. This cash was borrowed under the same terms as the original notes. On September 3, 2008, Tornier SAS entered into a lease agreement with SCI Calyx relating to these facilities. The agreement, which terminates in 2018, provides for an annual rent payment of €440,000, which has subsequently been increased and is currently €965,655 annually. Annual lease payments to SCI Calyx amounted to $2.2 million during the year ended December 27, 2015, $0.6 million of which is reflected in our consolidated financial statements in light of the timing of the Wright/Tornier merger. As of December 27, 2015, future minimum payments under this lease were $12.3 million in the aggregate. As of December 27, 2015, SCI Calyx had related-party debt outstanding to Mr. Tornier of $2.0 million. The SCI Calyx entity is consolidated by us, and the related real estate and liabilities are included on our consolidated balance sheets.
Since 2006, Tornier SAS has entered into various lease agreements with entities affiliated with Mr. Tornier or members of his family. On December 29, 2007, Tornier SAS entered into a lease agreement with Animus SCI, relating to our facilities in Montbonnot Saint Martin, France. On August 18, 2012, the parties amended the lease agreement to extend the term until May 31, 2022 and reduce the annual rent. The amended agreement provides for an initial annual rent payment of €279,506, which was subsequently increased to €296,861. Animus SCI is wholly owned by Mr. Tornier. On February 6, 2008, Tornier SAS entered into a lease agreement with Balux SCI, effective as of May 22, 2006, relating to our facilities in Montbonnot Saint Martin, France. On August 18, 2012, the parties amended the lease agreement to extend the term until May 31, 2022 and reduce the annual rent. The amended agreement provides for an initial annual rent payment of €252,254, which was subsequently increased to €564,229. Balux SCI is wholly-owned by Mr. Tornier and his sister, Colette Tornier. As of December 27, 2015, future minimum payments under all of these agreements were $6.0 million in the aggregate.

18. Quarterly Results of Operations (unaudited):
The following table presents a summary of our unaudited quarterly operating results for each of the four quarters in 2015 and 2014, respectively (in thousands). This information was derived from unaudited interim financial statements that, in the opinion of management, have been prepared on a basis consistent with the financial statements contained elsewhere in this filing and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of such information when read in conjunction with our audited financial statements and related notes. The operating results for any quarter are not necessarily indicative of results for any future period.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

	2015
	First quarter	Second quarter	Third quarter	Fourth quarter
Net sales	$77,934	$80,420	$80,139	$176,968
Cost of sales	19,125	21,635	23,052	55,443
Gross profit	58,809	58,785	57,087	121,525
Operating expenses:
Selling, general and administrative	82,199	82,605	85,997	178,596
Research and development	7,117	7,957	9,570	15,211
Amortization of intangible assets	2,614	2,565	2,562	9,181
Total operating expenses	91,930	93,127	98,129	202,988
Operating loss	$(33,121)	$(34,342)	$(41,042)	$(81,463)
Net loss from continuing operations, net of tax	$(46,248)	$(37,306)	$(62,650)	$(92,155)
Income (loss) from discontinued operations, net of tax	$(3,500)	$(7,009)	$(36,211)	$(13,621)
Net income (loss)	$(49,748)	$(44,315)	$(98,861)	$(105,776)
Net loss, continuing operations per share, basic [1]	(0.88)	(0.71)	(1.19)	(0.90)
Net loss, continuing operations per share, diluted [1]	(0.88)	(0.71)	(1.19)	(0.90)
Net income (loss) per share, basic [1]	$(0.95)	$(0.84)	$(1.87)	$(1.03)
Net income (loss) per share, diluted [1]	$(0.95)	$(0.84)	$(1.87)	$(1.03)
___________________________

[1]	The prior quarter balances were converted to meet post-merger valuations as described within Note 13.
Our fourth quarter 2015 results of operations include results of the legacy Tornier business, effective upon October 1, 2015, the closing date of the Wright/Tornier merger.
Our 2015 operating loss included the following:

•	transaction and transition costs totaling $11.0 million, $12.1 million, $19.9 million, and $39.2 million during the first, second, third, and fourth quarters of 2015, respectively;

•
non-cash share-based compensation expense of $14.2 million in the fourth quarter of 2015 associated with the accelerated vesting of legacy Wright's unvested awards outstanding upon the closing of the Wright/Tornier merger; and

•	amortization of inventory step-up of $11.4 million in the fourth quarter of 2015 associated with inventory acquired from the Wright/Tornier merger.
Our 2015 net loss from continuing operations included the following:

•	the after-tax effect of the above amounts;

•
the after-tax effects of our CVR mark-to-market adjustments of $13.5 million unrealized gain, $8.5 million unrealized gain, $14.6 million unrealized loss, and $0.3 million unrealized gain recognized in the first, second, third, and fourth quarters of 2015, respectively;

•
the after-tax effects of $25.2 million of charges related to the write-off of unamortized debt discount and deferred financing costs associated with the settlement of 2017 Convertible Notes during the first quarter of 2015;

•
the after-tax effects of non-cash interest expense related to the amortization of the debt discount on our 2017 Convertible Notes and 2020 Convertible Notes totaling $4.5 million, $6.6 million, $6.8 million, and $6.9 million during the first, second, third, and fourth quarters of 2015, respectively;

•
the after-tax effects of our mark-to-market adjustments on derivative assets and liabilities totaling a $6.9 million gain, $0.4 million gain, $4.7 million gain, and $2.3 million loss recognized in the first, second, third, and fourth quarters of 2015, respectively; and

•	the after-tax effects of charges due to the fair value adjustment to contingent consideration totaled $0.2 million in the second quarter of 2015.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

	2014
	First quarter	Second quarter	Third quarter	Fourth quarter
Net sales	$71,062	$72,364	$71,307	$83,294
Cost of sales	17,417	20,006	16,703	19,097
Gross profit	53,645	52,358	54,604	64,197
Operating expenses:
Selling, general and administrative	68,648	72,055	66,926	81,991
Research and development	5,856	6,799	5,948	6,360
Amortization of intangible assets	2,187	2,675	2,379	2,786
BioMimetic impairment charges	—	—	—	—
Total operating expenses	76,691	81,529	75,253	91,137
Operating income (loss)	$(23,046)	$(29,171)	$(20,649)	$(26,940)
Net income (loss), continuing operations, net of tax	$(30,298)	$(53,583)	$(49,647)	$(106,968)
Net income (loss), discontinued operations, net of tax	$(122)	$(2,643)	$(12,160)	$(4,262)
Net income (loss)	$(30,420)	$(56,226)	$(61,807)	$(111,230)
Net loss, continuing operations per share, basic [1]	$(0.60)	$(1.05)	$(0.96)	$(2.05)
Net loss, continuing operations per share, diluted [1]	$(0.60)	$(1.05)	$(0.96)	$(2.05)
Net income (loss) per share, basic [1]	$(0.61)	$(1.10)	$(1.20)	$(2.13)
Net income (loss) per share, diluted [1]	$(0.61)	$(1.10)	$(1.20)	$(2.13)
___________________________

[1]	The prior year balances were converted to meet post-merger valuations as described within Note 13.
Our 2014 operating loss included the following:

•
costs associated with distributor conversions and non-competes, for which we recognized $0.5 million, $0.7 million, $0.5 million, and $0.4 million during the first, second, third, and fourth quarters of 2014, respectively;

•
costs associated with due diligence, transaction and transition costs related to the Biotech, Solana, and OrthoPro acquisitions totaling $5.2 million, $4.6 million, $1.9 million, and $2.5 million during the first, second, third, and fourth quarters of 2014, respectively;

•	costs associated with a patent dispute settlement and management changes totaled $0.9 million and $1.2 million, respectively, in the third quarter of 2014;

•
transition costs associated with the divestiture of the OrthoRecon business totaling $2.2 million, $1.3 million, $0.9 million, and $1.4 million during the first, second, third, and fourth quarters of 2014, respectively; and

•	Tornier merger costs totaled $11.9 million in the fourth quarter of 2014.
Our 2014 net loss from continuing operations included the following:

•	the after-tax effect of the above amounts;

•	the after-tax effects of our mark-to-market adjustments on derivative assets and liabilities totaling a $1.0 million loss recognized in the first and third quarters of 2014, respectively;

•
the after-tax effects of our CVR mark-to-market adjustments of $14.3 million unrealized loss, $18.5 million unrealized loss, $18.5 million unrealized loss, and $73.7 million unrealized loss recognized in the first, second, third, and fourth quarters of 2014, respectively; and

•
the after-tax effects of charges due to the fair value adjustment to contingent consideration associated with our acquisition of WG Healthcare totaled $1.8 million and $0.1 million in the third and fourth quarter of 2014, respectively.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

In addition to those noted above, our 2014 net loss included a $24.3 million gain, on the sale of the OrthoRecon business recognized in the first quarter of 2014 within discontinued operations.
19. Segment and Geographic Data
Effective upon completion of the Wright/Tornier merger during the quarter ended December 27, 2015, our management, including our chief executive officer, who is our chief operating decision maker (CODM), managed our operations as one reportable segment, orthopaedic products, which includes the design, manufacture, marketing, and sales of extremities, biologics, large joint, and other products. Beginning in early 2016, new reportable segments will be established and will include U.S. Lower Extremities, U.S. Upper Extremities, International Extremities, and Large Joints. Information regarding profitability below the consolidated level was not available to be provided or reviewed by executive management, including our CODM, during the fourth quarter of 2015 following the merger.
Our principal geographic regions consist of the United States, Europe (which includes the Middle East and Africa), and Other (which principally represents Asia, Australia, Canada, and Latin America). Net sales attributed to each geographic region are based on the location in which the products were sold. Long-lived assets are those assets located in each geographic region.
Net sales by product line are as follows (in thousands):

	Fiscal year ended
	December 27,	December 31,	December 31,
	2015	2014	2013
U.S.
Lower extremities	$187,096	$148,631	$115,642
Upper extremities	58,756	15,311	17,423
Biologics	50,583	45,494	42,561
Sports med & other	3,388	2,641	2,022
Total extremities & biologics	299,823	212,077	177,648
Large joint	18	—	—
Total U.S.	$299,841	$212,077	$177,648

International
Lower extremities	$51,200	$47,001	$35,020
Upper extremities	24,789	11,312	7,240
Biologics	19,652	20,590	17,231
Sports med & other	9,862	7,047	5,191
Total extremities & biologics	105,503	85,950	64,682
Large joint	10,117	—	—
Total International	$115,620	$85,950	$64,682

Total	$415,461	$298,027	$242,330

Net sales by geographic region are as follows (in thousands):

	Fiscal year ended
	December 27,	December 31,	December 31,
Net sales by geographic region:	2015	2014	2013
United States	$299,841	$212,077	$177,648
Europe	72,779	48,991	31,210
Other	42,841	36,959	33,472
Total	$415,461	$298,027	$242,330

No single foreign country accounted for more than 10% of our total net sales during 2015, 2014, or 2013.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Long-lived tangible assets, including instruments and property, plant and equipment, are as follows (in thousands):

	Fiscal year ended
	December 27,	December 31,	December 31,
Long-Lived Assets:	2015	2014	2013
United States	$160,989	$92,822	$61,179
Europe	72,643	8,065	6,581
Other	7,137	3,348	2,755
Total	$240,769	$104,235	$70,515

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 27, 2015 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 27, 2015.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 27, 2015, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013) issued. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 27, 2015. Our internal control over financial reporting as of December 27, 2015 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
In the fourth quarter of our fiscal year ended December 27, 2015, we completed the Wright/Tornier merger. The Wright/Tornier merger was structured as a triangular merger pursuant to which Wright Medical Group, Inc. (legacy Wright) merged with and into a wholly-owned subsidiary of Tornier N.V. (legacy Tornier). As a result of the merger, legacy Wright became a wholly-owned subsidiary of legacy Tornier, and legacy Tornier changed its name to Wright Medical Group N.V. The merger was accounted for as a “reverse acquisition” under US GAAP. Accordingly, legacy Wright, the legal acquiree, is considered the accounting acquirer, and legacy Tornier, the legal acquirer, is considered the accounting acquiree for accounting purposes under US GAAP. As such, legacy Wright’s historical results of operations replaced legacy Tornier’s historical results of operations for all periods prior to the merger.
In light of the “reverse acquisition” nature of the merger, the timing of the merger, the relatively low percentage that legacy Tornier's financial information represents on our consolidated financial information included in this report, and other factors, we determined that it was impracticable to provide a report on our internal control over financial reporting of all of our consolidated entities as of the end of our fiscal year ended December 27, 2015. Therefore, we have limited the scope of our management’s assessment of the effectiveness of our internal control over financial reporting in this report to legacy Wright and have excluded legacy Tornier. We believe this limitation of scope of our management’s assessment of the effectiveness of our internal control over financial reporting in this report is appropriate for several reasons, including the following:

•
the “reverse acquisition” nature of the merger, which resulted in legacy Wright, as the legal acquiree, being considered the accounting acquirer, and legacy Tornier, as the legal acquirer, being considered the accounting acquiree for accounting purposes under US GAAP;

•	the fact that legacy Wright’s historical results of operations replaced legacy Tornier’s historical results of operations for all periods prior to the merger;

•
the timing of the merger, which occurred during the last quarter of our fiscal year 2015, and therefore, did not give us sufficient time to fully incorporate the internal control over financial reporting of legacy Tornier into our internal control over financial reporting;

•	the financial information of legacy Tornier included in this report, which as a result of the October 1, 2015 acquisition date reflects only one quarter of financial information for legacy Tornier;

•
the fact that our executive management team and financial and accounting personnel are comprised largely of legacy Wright’s executive management team and financial and accounting personnel, including in particular the fact that our principal executive officer, principal financial officer and principal accounting officer are the principal executive officer, principal financial officer and principal accounting officer of legacy Wright and not legacy Tornier; and

•	the internal control over financial reporting environment that existed post-merger, which largely represents the internal control over financial reporting environment of legacy Wright.
Accordingly, we believe that our management’s assessment of the effectiveness of internal control over financial reporting of legacy Wright, the legal acquiree, but accounting acquirer, is more relevant and meaningful than an assessment of the effectiveness of the internal control over financial reporting of legacy Tornier, the legal acquirer, but accounting acquiree.
Legacy Tornier's total assets, excluding goodwill and intangibles, which were subject to legacy Wright’s consolidation and business combination controls and thus would be included in management’s report on internal control over financial reporting, totaled 18% of total consolidated assets as of December 27, 2015. Legacy Tornier's net sales represented approximately 20% of our consolidated net sales as reflected in our consolidated financial statements for the fiscal year ended December 27, 2015.
Changes in Internal Control Over Financial Reporting
During the fourth quarter of the fiscal year ended December 27, 2015, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting, except for changes that we made to begin to incorporate the internal control over financial reporting of legacy Tornier with and into our internal control over financial reporting.

Item 9B. Other Information.
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers
The table below sets forth, as of February 10, 2016, certain information concerning our current directors and executive officers. No family relationships exist among any of our directors or executive officers.

Name	Age	Position
Robert J. Palmisano	71	President and Chief Executive Officer and Executive Director
David H. Mowry	53	Executive Vice President and Chief Operating Officer and Executive Director
Lance A. Berry	43	Senior Vice President and Chief Financial Officer
Robert P. Burrows	69	Senior Vice President, Supply Chain
James A. Lightman	58	Senior Vice President, General Counsel and Secretary
Gregory Morrison	52	Senior Vice President, Human Resources
J. Wesley Porter	46	Senior Vice President and Chief Compliance Officer
Julie D. Tracy	54	Senior Vice President and Chief Communications Officer
Jennifer S. Walker	48	Senior Vice President, Process Improvement
Terry M. Rich	48	President, Upper Extremities
Kevin D. Cordell	50	President, Lower Extremities and Biologics
Peter S. Cooke	50	President, International
William L. Griffin, Jr.	67	Senior Vice President and General Manager, BioMimetic
Julie B. Andrews	44	Vice President and Chief Accounting Officer
David D. Stevens(1)(2)	62	Chairman and Non-Executive Director
Gary D. Blackford(3)	58	Non-Executive Director
Sean D. Carney(1)(4)	46	Non-Executive Director
John L. Miclot(4)	56	Non-Executive Director
Kevin C. O’Boyle(3)	59	Non-Executive Director
Amy S. Paul(1)	64	Non-Executive Director
Richard F. Wallman(2)(3)	64	Non-Executive Director
Elizabeth H. Weatherman(1)(2)(3)	55	Non-Executive Director
________________________

(1)	Member of the nominating, corporate governance and compliance committee.

(2)	Member of the strategic transactions committee.

(3)	Member of the audit committee.

(4)	Member of the compensation committee.

The following is a biographical summary of the experience of our directors and executive officers:
Robert J. Palmisano was appointed our President and Chief Executive Officer and an executive director and member of our board of directors in October 2015 in connection with the Wright/Tornier merger. Mr. Palmisano has served as President and Chief Executive Officer of Wright Medical Group, Inc. since September 2011. Prior to joining Wright, Mr. Palmisano served as President and Chief Executive Officer of ev3 Inc., a global endovascular device company, from April 2008 to July 2010, when it was acquired by Covidien plc. From 2003 to 2007, Mr. Palmisano was President and Chief Executive Officer of IntraLase Corp. Before joining IntraLase, Mr. Palmisano was President and Chief Executive Officer of MacroChem Corporation from 2001 to 2003. Mr. Palmisano currently serves on the Providence College Board of Trustees. Mr. Palmisano previously served on the board of directors of ev3 Inc., Osteotech, Inc. and Abbott Medical Optics, Inc., all publicly held companies, and Bausch & Lomb, a privately held company. Under the terms of his employment agreement, we have agreed that Mr. Palmisano shall be nominated by our board of directors for election as an executive director and a member of our board of directors at each annual general meeting of shareholders. Mr. Palmisano’s qualifications to serve on our board of directors include his day-to-day knowledge of our company and business due to his position as President and Chief Executive Officer, his experience serving on other public companies’ boards of directors, and his extensive business knowledge working with other public companies in the medical device industry.
David H. Mowry was appointed our Executive Vice President and Chief Operating Officer in October 2015 in connection with the Wright/Tornier merger. Mr. Mowry has served as an executive director and member of our board of directors since June 2013. Mr. Mowry served as President and Chief Executive Officer of Tornier N.V. from November 2012 to October 2015. Mr. Mowry joined Tornier in July 2011 as Chief Operating Officer. In November 2012, he was appointed President and Chief Executive Officer, on an interim basis, and in February 2013, he was appointed President and Chief Executive Officer on a non-interim basis. Mr. Mowry has over 24 years of experience in the medical device industry. Prior to joining Tornier, he served as President of the Global Neurovascular Division of Covidien plc, a global healthcare products company, from July 2010 to July 2011. From January 2010 to July 2010, he served as Senior Vice President and President, Worldwide Neurovascular of ev3 Inc., a global endovascular device company acquired by Covidien in July 2010. From August 2007 to January 2010, he served as Senior Vice President of Worldwide Operations of ev3 and as Vice President of Operations of ev3 Neurovascular from November 2006 to October 2007. Before joining ev3, Mr. Mowry served as Vice President of Operations and Logistics at the Zimmer Spine division of Zimmer Holdings Inc., a reconstructive and spinal implants, trauma, and related orthopaedic surgical products company, from February 2002 to November 2006. Prior to Zimmer, Mr. Mowry was President and Chief Operating Officer of HeartStent Corp., a medical device company. Mr. Mowry currently serves on the board of directors of EndoChoice Holdings, Inc., a publicly held medical device company. Mr. Mowry’s qualifications to sit on our board of directors include his extensive knowledge of our company and day-to-day operations in light of his current position as Executive Vice President and Chief Operating Officer and former position as President and Chief Executive Officer of Tornier.
Lance A. Berry was appointed our Senior Vice President and Chief Financial Officer in October 2015 in connection with the Wright/Tornier merger. Mr. Berry has served as Senior Vice President and Chief Financial Officer of Wright Medical Group, Inc. since 2009. He joined Wright in 2002, and, until his appointment as Chief Financial Officer, served as Vice President and Corporate Controller. Prior to joining Wright, Mr. Berry served as audit manager with the Memphis, Tennessee office of Arthur Andersen LLP from 1995 to 2002. Mr. Berry is a certified public accountant, inactive.
Robert P. Burrows was appointed our Senior Vice President, Supply Chain in October 2015 in connection with the Wright/Tornier merger. Mr. Burrows joined Wright Medical Group, Inc. in August 2014 as Senior Vice President, Supply Chain. Prior to Wright, he served as Managing Principal of The On-Point Group, a privately held logistics and supply chain consultancy, from July 1994 through July 2014. While at On-Point, Mr. Burrows led over 40 client engagements, most recently as an operations consultant overseeing the transition and expansion of Wright’s extremities and biologics manufacturing.
James A. Lightman was appointed our Senior Vice President, General Counsel and Secretary in October 2015 in connection with the Wright/Tornier merger. Mr. Lightman joined Wright Medical Group, Inc. in December 2011 as Senior Vice President, General Counsel and Secretary. Prior to joining Wright, Mr. Lightman served in various legal and executive positions with Bausch & Lomb Incorporated, a privately held eye contact company. From February 2008 to November 2009, Mr. Lightman served as Vice President and Assistant General Counsel of Bausch & Lomb, and most recently held the position of Vice President, Global Sales Operations until August 2011. From June 2007 to February 2008, he served as Vice President and General Counsel of Eyeonics, Inc. Prior to joining Eyeonics, Mr. Lightman served as Senior Vice President and General Counsel of IntraLase Corp. from February 2005 to April 2007.
Gregory Morrison was appointed our Senior Vice President, Human Resources in October 2015 in connection with the Wright/Tornier merger. Mr. Morrison served as Senior Vice President, Global Human Resources and HPMS (High Performance Management System) of Tornier from January 2014 to October 2015 and served as Global Vice President, Human Resources from December 2010 to January 2014. Prior to joining Tornier, Mr. Morrison served as Senior Vice President, Human Resources of ev3 Inc., a global endovascular device company acquired by Covidien plc in July 2010, from August 2007 to December 2010, and as Vice President, Human Resources from May 2002 to August 2007. Prior to joining ev3, Mr. Morrison served as Vice President of Organizational Effectiveness of Thomson Legal & Regulatory from March 1999 to February 2002 and Vice President of Global Human Resources of Schneider Worldwide, which was acquired by Boston Scientific Corporation, from 1988 to March 1999.

J. Wesley Porter was appointed our Senior Vice President and Chief Compliance Officer in October 2015 in connection with the Wright/Tornier merger. Mr. Porter joined Wright Medical Group, Inc. in July 2014 as Vice President, Compliance and became Senior Vice President and Chief Compliance Officer in October 2014. Prior to joining Wright, Mr. Porter served as Vice President, Deputy Compliance Officer of Allergan, Inc. from September 2012 to February 2014, Vice President, Ethics and Compliance of CareFusion Corp. from June 2009 to September 2012, and Senior Corporate Counsel, Compliance, HIPAA and Reimbursement of Smith & Nephew, Inc. from April 2006 to May 2009.
Julie D. Tracy was appointed our Senior Vice President and Chief Communications Officer in October 2015 in connection with the Wright/Tornier merger. Ms. Tracy served as Senior Vice President, Chief Communications Officer of Wright Medical Group, Inc. from October 2011 to October 2015. Prior to joining Wright, Ms. Tracy served as Chief Communications Officer of Epocrates, Inc., a publicly held company that sold physician platforms for clinical content, practice tools and health industry engagement, from March 2011 to October 2011. From January 2008 to July 2010, Ms. Tracy was Senior Vice President and Chief Communications Officer of ev3 Inc. Prior to ev3, Ms. Tracy held marketing and investor relations positions at Kyphon Inc. from January 2003 to November 2007 and Thoratec Corporation from January 1998 to January 2003. Ms. Tracy currently serves as a member of the Board of Directors for the National Investor Relations Institute, the professional association of corporate officers and investor relations consultants responsible for communication among corporate management, shareholders, securities analysts and other financial community constituents.
Jennifer S. Walker was appointed our Senior Vice President, Process Improvement in October 2015 in connection with the Wright/Tornier merger. Ms. Walker served as Senior Vice President, Process Improvement of Wright Medical Group, Inc. from December 2011 to October 2015 and Vice President and Corporate Controller from December 2009 to December 2011. Since joining Wright’s financial organization in 1993, she served as Assistant Controller, Director, Financial Reporting & Risk Management, Director, Corporate Tax & Risk Management, and Tax Manager of Wright. Prior to joining Wright, Ms. Walker was a senior tax accountant with Arthur Andersen LLP. Ms. Walker is a certified public accountant.
Terry M. Rich was appointed our President, Upper Extremities in October 2015 in connection with the Wright/Tornier merger. Mr. Rich served as Senior Vice President, U.S. Commercial Operations of Tornier from March 2012 to October 2015. Prior to joining Tornier, Mr. Rich served as Senior Vice President of Sales - West of NuVasive, Inc., a medical device company focused on developing minimally disruptive surgical products and procedures for the spine. Prior to such position, Mr. Rich served as Area Vice President, Sales Director and Area Business Manager of NuVasive from December 2005. Prior to joining NuVasive, Mr. Rich served as Partner/Area Sales Manager of Bay Area Spine of DePuy Spine, Inc., a spine company and subsidiary of Johnson & Johnson, from July 2004 to December 2005.
Kevin D. Cordell was appointed our President, Lower Extremities and Biologics in October 2015 in connection with the Wright/Tornier merger. Mr. Cordell served as President, U.S. Extremities of Wright Medical Group, Inc. from September 2014 to October 2015. Prior to joining Wright, Mr. Cordell served as Vice President of Sales for the GI Solutions business at Covidien plc, a global healthcare products company, from May 2012 to September 2014. While at Covidien, he served as Vice President of Sales and Global Marketing for its Peripheral Vascular business from July 2010 to May 2012. He joined Covidien in July 2010 through the acquisition of ev3 Inc., a global endovascular device company, where he served as Vice President of U.S. Sales from January 2009 to July 2010. Prior to ev3, Mr. Cordell served as Vice President, Global Sales of FoxHollow Technologies, Inc. from March 2007 to October 2007. Earlier in his career, Mr. Cordell held various positions of increasing responsibility for Johnson & Johnson’s Cordis Cardiology and Centocor companies. Mr. Cordell serves on the board of directors of TissueGen, Inc., a privately-held developer of biodegradable polymer technology for implantable drug delivery.
Peter S. Cooke was appointed our President, International in October 2015 in connection with the Wright/Tornier merger. Mr. Cooke served as President, International of Wright Medical Group, Inc. from January 2014 to October 2015 and served as Senior Vice President, International from January 2013 to January 2014. Prior to joining Wright, Mr. Cooke served as Vice President and General Manager, Vascular Therapies Emerging Markets of Covidien plc, a global healthcare products company, from 2010 to January 2013. Prior to Covidien, Mr. Cooke served in various general management roles for ev3 Inc., a global endovascular device company acquired by Covidien in July 2010, including Vice President and General Manager, International from July 2008 to July 2010; Vice President, General Manager, International from November 2006 to June 2008; Vice President, Sales International from January 2005 until November 2006; and Regional Director Asia Pacific and China from February 2003 until January 2005. Prior to ev3, Mr. Cooke spent eleven years at Guidant Corporation, three years at Baxter Healthcare Corporation and two years at St. Jude Medical, Inc.

William L. Griffin, Jr. was appointed our Senior Vice President and General Manager, BioMimetic in October 2015 in connection with the Wright/Tornier merger. Mr. Griffin served as Senior Vice President and General Manager, BioMimetic Therapeutics of Wright Medical Group, Inc. from March 2013 to October 2015 and Senior Vice President, Global Operations from 2008 to March 2013. Prior to joining Wright, Mr. Griffin had global responsibility for all operations at Smith & Nephew, Inc. since 2002. From 1997 until 2002, he held positions at Johnson & Johnson Medical, including serving as its Vice President and General Manager. Mr. Griffin began his career in the medical device industry with Becton, Dickinson and Company where he spent 23 years with the final position of Vice President of Global Supply Chain Services.
Julie B. Andrews was appointed our Vice President and Chief Accounting Officer in October 2015 in connection with the Wright/Tornier merger. Ms. Andrews served as Vice President and Chief Accounting Officer of Wright Medical Group, Inc. from May 2012 to October 2015. From February 1998 to May 2012, Ms. Andrews held numerous key financial positions with Medtronic, Inc., a global medical device company. Most recently, Ms. Andrews served as Medtronic’s Vice President, Finance for its spinal and biologics business units. Ms. Andrews has significant accounting, finance, and business skills as well as global experience, having held positions in worldwide planning and analysis in Medtronic Sofamor Danek and in Medtronic’s spinal and biologics business. Prior to joining Medtronic, Ms. Andrews worked with Thomas & Betts Corporation in Memphis, Tennessee and Thomas Havey, LLP in Chicago, Illinois.
David D. Stevens joined our board of directors as a non-executive director in October 2015 in connection with the Wright/Tornier merger. Mr. Stevens serves as our Chairman of the Board. Mr. Stevens was a member of the board of directors of Wright Medical Group, Inc. from 2004 to 2015 and served as Chairman of the Board from 2009 to October 2015 and interim Chief Executive Officer of Wright from April 2011 to September 2011. He has been a private investor since 2006. Mr. Stevens served as Chief Executive Officer of Accredo Health Group, Inc., a subsidiary of Medco Health Solutions, Inc., from 2005 to 2006. He was Chairman of the Board and Chief Executive Officer of Accredo Health, Inc. from 1996 to 2005, and was President and Chief Operating Officer of the predecessor companies of Accredo Health from their inception in 1983 until 1996. He serves on the board of directors of Allscripts Healthcare Solutions, Inc., a publicly held company. He previously served on the board of directors of Viasystems Group, Inc., a publicly held company, from 2012 until May 2015 when it was acquired by TTM Technologies, Inc., Medco Health Solutions, Inc., a publicly held company, from 2006 until 2012 when it was acquired by Express Scripts Holding Company, and Thomas & Betts Corporation, a publicly held company, from 2004 to 2012 when it was acquired by ABB Ltd. Mr. Steven’s qualifications to serve on our board of directors include his extensive experience serving as a chief executive officer, including as interim chief executive officer of Wright, his close familiarity with our business, and his prior experience as a director of Wright.
Gary D. Blackford joined our board of directors as a non-executive director in October 2015 in connection with the Wright/Tornier merger. Mr. Blackford was a member of the board of directors of Wright Medical Group, Inc. from 2008 to 2015. From 2002 to February 2015, Mr. Blackford served as President and Chief Executive Officer and a member of the board of directors of Universal Hospital Services, Inc., a provider of medical technology outsourcing and services to the health care industry, and from 2007 to February 2015, served as Chairman of the Board. From 2001 to 2002, Mr. Blackford served as Chief Executive Officer of Curative Health Services Inc. From 1999 to 2001, Mr. Blackford served as Chief Executive Officer of ShopforSchool, Inc. He served as Chief Operating Officer for Value Rx from 1995 to 1998 and Chief Operating Officer and Chief Financial Officer of MedIntel Systems Corporation from 1993 to 1994. Mr. Blackford serves on the board of directors of Halyard Health, Inc., a publicly held company. Mr. Blackford previously served on the board of directors of Compex Technologies, Inc., a publicly held medical device company, from 2005 until its acquisition by Encore Medical Corporation in 2006. Mr. Blackford’s qualifications to serve as a member of our board of directors include his experience as a chief executive officer and director of a health care services company and other companies and as a director of other public companies in the healthcare industry, his extensive experience leading healthcare companies, and his prior experience as a director of Wright.
Sean D. Carney has served as a non-executive director and member of our board of directors since July 2006. Mr. Carney served as Chairman of the Board of Tornier from May 2010 to October 2015. Mr. Carney was appointed as a director of Tornier in connection with the securityholders’ agreement that Tornier entered into with certain of its shareholders. For more information regarding the securityholders’ agreement, please refer to the discussion below under “-Board Structure and Composition.” Since 1996, Mr. Carney has been employed by Warburg Pincus LLC, a private equity firm, and has served as a Member and Managing Director of Warburg Pincus LLC and a General Partner of Warburg Pincus & Co. since January 2001. Warburg Pincus LLC and Warburg Pincus & Co. are part of the Warburg Pincus entities collectively referred to elsewhere in this report as Warburg Pincus, a principal shareholder that owns approximately 6.1% of our outstanding ordinary shares as of February 10, 2016. Prior to joining Warburg Pincus, Mr. Carney was a consultant at McKinsey & Company, Inc., a management consulting company. Mr. Carney previously served on the board of directors of DexCom, Inc., a publicly held medical device company, Arch Capital Group Ltd., a publicly held company, MBIA Inc., a publicly held company, and several privately held companies. Mr. Carney’s qualifications to serve as a member of our board of directors include his substantial experience as an investor in medical device companies, his experience as a public company director, and his experience evaluating financial results.
John L. Miclot joined our board of directors as a non-executive director in October 2015 in connection with the Wright/Tornier merger. Mr. Miclot was a member of the board of directors of Wright Medical Group, Inc. from 2007 to 2015. Mr. Miclot has served as President and Chief Executive Officer and a member of the board of directors of LinguaFlex, Inc., a medical device company focused on treatment of sleep disordered breathing, since August 2015. From December 2011 to December 2014, he served as Chief Executive Officer and a member of the board of directors of Tengion Inc., a publicly held company that focused on organ and cell regeneration. Prior to joining Tengion, Mr. Miclot was an Executive-in Residence at Warburg Pincus, LLC. From 2008 to 2010, he was President and Chief Executive Officer of CCS Medical, Inc., a provider of products and services for patients with chronic diseases. From 2003 until 2008, he served as President and Chief Executive Officer of Respironics, Inc., a provider of sleep and respiratory products, and prior to such time, served in various positions at Respironics, Inc. from 1998 to 2003, including Chief Strategic Officer and President of the Homecare Division. From 1995 to 1998, he served as Senior Vice President, Sales and Marketing of Healthdyne Technologies, Inc., a medical device company that was acquired by Respironics, Inc. in 1998. Mr. Miclot spent the early part of his medical career at DeRoyal Industries, Inc., Baxter International Inc., Ohmeda Medical, Inc. and Medix Inc. Mr. Miclot serves on the board of directors of Dentsply International, a publicly held company, and serves as Chairman and a member of the board of directors of Breathe Technologies, Inc., a privately held company. Mr. Miclot also serves as a director of the Pittsburgh Zoo and PPG Aquarium, charitable and educational institutions, serves on the University of Iowa Tippie College of Business board of advisors and serves as an industrial advisor to EQT Partners, an investment company. Mr. Miclot previously served on the board of directors of ev3 Inc., a global endovascular device company, prior to the sale of the company in 2010. Mr. Miclot’s qualifications to serve on our board of directors include his substantial experience as a chief executive officer of several medical device companies, his deep knowledge of the medical device industry, and his prior experience as a director of Wright.
Kevin C. O’Boyle has served as a non-executive director and member of our board of directors since June 2010. In November 2012, Mr. O’Boyle was appointed as Interim Vice Chairman of Tornier, a position he held for about a year. From December 2010 to October 2011, Mr. O’Boyle served as Senior Vice President and Chief Financial Officer of Advanced BioHealing Inc., a medical device company which was acquired by Shire plc in May 2011. From January 2003 until December 2009, Mr. O’Boyle served as Chief Financial Officer of NuVasive, Inc., a medical device orthopedics company specializing in spinal disorders. Prior to that time, Mr. O’Boyle served in various positions during his six years with ChromaVision Medical Systems, Inc., a publicly held medical device company specializing in the oncology market, including as its Chief Financial Officer and Chief Operating Officer. Mr. O’Boyle also held various positions during his seven years with Albert Fisher North America, Inc., a publicly held international food company, including Chief Financial Officer and Senior Vice President of Operations. Mr. O’Boyle serves on the board of directors of GenMark Diagnostics, Inc., ZELTIQ Aesthetics, Inc., and Sientra, Inc., all publicly held companies. Mr. O’Boyle previously served on the board of directors of Durata Therapeutics, Inc. until its acquisition by Actavis plc in November 2014. Mr. O’Boyle’s qualifications to serve on our board of directors includes his executive experience in the healthcare industry, his experience with companies during their transition from being privately held to publicly held, and his financial and accounting expertise.
Amy S. Paul joined our board of directors as a non-executive director in October 2015 in connection with the Wright/Tornier merger. Ms. Paul was a member of the board of directors of Wright Medical Group, Inc. from 2008 to 2015. Ms. Paul retired in 2008 following a 26-year career with C.R. Bard, Inc., a medical device company, most recently serving as the Group Vice President-International since 2003. She served in various positions at C.R. Bard, Inc. from 1982 to 2003, including President of Bard Access Systems, Inc., President of Bard Endoscopic Technologies, Vice President and Business Manager of Bard Ventures, Vice President of Marketing of Bard Cardiopulmonary Division, Marketing Manager for Davol Inc., and Senior Product Manager for Davol Inc. Ms. Paul serves on the board of directors of Derma Sciences, Inc., a publicly held company. Ms. Paul previously served on the board of directors of Viking Systems, Inc., a publicly held company, until October 2012 when it was acquired by Conmed Corporation, and was a commissioner of the Northwest Commission on Colleges and Universities from 2010 to 2013. Ms. Paul serves on the President’s Innovation Network at Westminster College. Ms. Paul’s qualifications to serve on our board of directors include her over three decades of experience in the medical device industry, including having served in various executive roles with responsibilities that include international and divisional operations as well as marketing and sales functions, her experience as a director of another public company in the healthcare industry, and her prior experience as a director of Wright.
Richard F. Wallman has served as a non-executive director and member of our board of directors since December 2008. From 1995 through his retirement in 2003, Mr. Wallman served as Senior Vice President and Chief Financial Officer of Honeywell International, Inc., a diversified technology company, and AlliedSignal, Inc., a diversified technology company (prior to its merger with Honeywell International, Inc.). Prior to joining AlliedSignal, Inc., Mr. Wallman served as Controller of International Business Machines Corporation. Mr. Wallman serves on the board of directors of Charles River Laboratories International, Inc., Convergys Corporation, Extended Stay America, Inc. and its wholly subsidiary ESH Hospitality, Inc., and Roper Technologies, Inc., all publicly held companies. Mr. Wallman previously served on the board of directors of Ariba, Inc. and Dana Holding Corporation, both publicly held companies. Mr. Wallman’s qualifications to serve on our board of directors include his prior public company experience, including as Chief Financial Officer of Honeywell, his significant public company director experience, and his financial experience and expertise.
Elizabeth H. Weatherman has served as a non-executive director and member of our board of directors since July 2006. Ms. Weatherman was appointed as a director of Tornier in connection with the securityholders’ agreement that Tornier entered into with certain shareholders. For more information regarding the securityholders’ agreement, please refer to the discussion below under “—Board Structure and Composition.” Ms. Weatherman is a General Partner of Warburg Pincus & Co., a private equity firm, a Managing Director of Warburg Pincus LLC and a member of the firm’s Executive Management Group. Ms. Weatherman joined Warburg Pincus in 1988 and primarily focused on the firm’s healthcare investment activities. Warburg Pincus LLC and Warburg Pincus & Co. are part of the Warburg Pincus entities collectively referred to elsewhere in this report as Warburg Pincus, a principal shareholder that owns 6.1% of our outstanding ordinary shares as of February 10, 2016. Ms. Weatherman serves on the board of directors of several privately held companies. Ms. Weatherman previously served on the boards of directors of several publicly held companies, primarily in the medical device industry, including ev3 Inc., Wright Medical Group, Inc., and Kyphon Inc., and several privately held companies. Ms. Weatherman’s qualifications to serve on our board of directors include her extensive experience as a director of several public and private companies in the medical device industry.
Board Structure and Composition
We have a one-tier board structure. Our articles of association provide that the number of our directors will be determined by our board of directors, provided that our board of directors will be comprised of at least one executive director and two non-executive directors. Our board of directors currently consists of ten directors, two of whom are executive directors and eight of whom are non-executive directors.
All eight of our non-executive directors are “independent directors” under the Listing Rules of the NASDAQ Global Select Stock Market. Independence requirements for service on our audit committee are discussed below under “—Audit Committee” and independence requirements for service on our compensation committee are discussed below under “—Compensation Committee.” All of our non-executive directors, other than Mr. Carney and Ms. Weatherman, are independent under the independence definition in the Dutch Corporate Governance Code.
The general meeting of shareholders appoints the members of our board of directors, subject to a binding nomination of our board of directors in accordance with the relevant provisions of the Dutch Civil Code. Our board of directors makes the binding nomination based on a recommendation of our nominating, corporate governance and compliance committee. If the list of candidates contains one candidate for each open position to be filled, such candidate shall be appointed by the general meeting of shareholders unless the binding nature of the nominations by our board of directors is set aside by the general meeting of shareholders. The binding nature of nomination(s) by our board of directors can only be set aside by a vote of at least two-thirds of the votes cast at an annual or extraordinary general meeting of shareholders, provided such two-thirds vote constitutes more than one-half of our issued share capital. In such case, a new meeting is called at which the resolution for appointment of a member of our board of directors shall require a majority of at least two-thirds of the votes cast representing more than one-half of our issued share capital.
A resolution of the general meeting of shareholders to suspend a member of our board of directors requires the affirmative vote of an absolute majority of the votes cast. A resolution of the general meeting of shareholders to suspend or dismiss members of our board of directors, other than pursuant to a proposal by our board of directors, requires a majority of at least two-thirds of the votes cast, representing more than one-half of our issued share capital.
With respect to Board composition, under the terms of his employment agreement, we have agreed that Mr. Palmisano shall be nominated by our board of directors for election as an executive director and a member of our board of directors at each annual general meeting of shareholders. In addition, pursuant to a securityholders’ agreement among our company and certain of our shareholders, including TMG Holdings Coöperatief U.A. (TMG), TMG has the right to designate three directors to be nominated to our board of directors for so long as TMG beneficially owns at least 25% of our outstanding ordinary shares, two directors for so long as TMG beneficially owns at least 10% but less than 25% of our outstanding ordinary shares and one director for so long as TMG beneficially owns at least 5% but less than 10% of our outstanding ordinary shares. We agreed to use our reasonable best efforts to cause the TMG designees to be elected. As of February 10, 2016, TMG beneficially owned 6.1% of our outstanding ordinary shares. Mr. Carney and Ms. Weatherman are our current directors who are designees of TMG.
Under our articles of association, our internal rules for the board of directors, and Dutch law, the members of our board of directors are collectively responsible for our management, general, and financial affairs and policy and strategy. Our executive directors are primarily responsible for managing our day-to-day affairs as well as other responsibilities that have been delegated to our executive directors in accordance with our articles of association and internal rules for the board of directors. Our non-executive directors supervise our executive directors and our general affairs and provide general advice to them. In performing their duties, our directors are guided by the interests of our company and, within the boundaries set by relevant Dutch law, must take into account the relevant interests of our stakeholders. The internal affairs of our board of directors are governed by our internal rules for the board of directors, a copy of which is available on the Investor Relations—Corporate Information—Governance Documents & Charters section of our corporate website at www.wright.com.
Mr. Stevens serves as our Chairman. The duties and responsibilities of the Chairman include, among others: determining the agenda and chairing the meetings of our board of directors, managing our board of directors to ensure that it operates effectively, ensuring that the members of our board of directors receive accurate, timely and clear information, encouraging active engagement by all the members of our board of directors, promoting effective relationships and open communication between non-executive directors and the executive directors, and monitoring effective implementation of our board of directors decisions.
All regular meetings of our board of directors are scheduled to be held in the Netherlands. Each director has the right to cast one vote and may be represented at a meeting of our board of directors by a fellow director. Our board of directors may pass resolutions only if a majority of the directors is present at the meeting and all resolutions must be passed by a majority of the directors that have no conflict of interest present or represented. As required by Dutch law, our articles of association provide that when one or more members of our board of directors is absent or prevented from acting, the remaining members of our board of directors will be entrusted with the management of our company. The intent of this provision is to satisfy certain requirements under Dutch law and provide that, in rare circumstances, when a director is incapacitated, severely ill, or similarly absent or prevented from acting, the remaining members of our board of directors (or, in the event there are no such remaining members, a person appointed by our shareholders at a general meeting) will be entitled to act on behalf of our board of directors in the management of our company, notwithstanding the general requirement that otherwise requires a majority of our board of directors be present. In these limited circumstances, our articles of association permit our board of directors to pass resolutions even if a majority of the directors is not present at the meeting.
Subject to Dutch law and any director’s objection, resolutions may be passed in writing by all of the directors in office. Under Dutch law, members of the board of directors may not participate in the deliberation and the decision-making process on a subject or transaction in relation to which he or she has a direct or indirect personal interest that conflicts with the interest of our company and business enterprise. If all directors are conflicted and in the absence of a supervisory board, the resolution shall be adopted by the general meeting of shareholders, except if the articles of association prescribe otherwise. Our articles of association provide that a director shall not take part in any vote on a subject or transaction in relation to which he or she has a direct or indirect personal interest that conflicts with the interest of our company and business enterprise. In such event, the other directors shall be authorized to adopt the resolution. If all directors have a conflict of interest as mentioned above, the resolution shall be adopted by the non-executive directors.

Board Committees
Our board of directors has four standing board committees: audit committee, compensation committee, nominating, corporate governance and compliance committee, and strategic transactions committee. Each of these committees has the composition described in the table below and the responsibilities described in the sections below. Our board of directors has adopted a written charter for each committee of our board of directors. These charters are available on the Investor Relations—Corporate Information—Governance Documents & Charters section of our corporate website at www.wright.com. Our board of directors from time to time may establish other committees.
The following table summarizes the current membership of each of our four board committees.

Director	Audit	Compensation	Nominating, corporate governance and compliance	Strategic transactions
Robert J. Palmisano	—	—	—	—
David H. Mowry	—	—	—	—
Gary D. Blackford	√	—	—	—
Sean D. Carney	—	Chair	√	—
Kevin C. O’Boyle	√	—	—	—
John L. Miclot	—	√	—	—
Amy S. Paul	—	—	Chair	—
David D. Stevens	—	—	√	√
Richard F. Wallman	Chair	—	—	√
Elizabeth H. Weatherman	—	√	—	Chair

Audit Committee
The audit committee oversees a broad range of issues surrounding our accounting and financial reporting processes and audits of our financial statements. The primary responsibilities of the audit committee include:

•
assisting our board of directors in monitoring the integrity of our financial statements, our compliance with legal and regulatory requirements insofar as they relate to our financial statements and financial reporting obligations and any accounting, internal accounting controls or auditing matters, our independent auditor’s qualifications and independence, and the performance of our internal audit function and independent auditors;

•
appointing, compensating, retaining, and overseeing the work of any independent registered public accounting firm engaged for the purpose of performing any audit, review, or attest services and dealing directly with any such accounting firm;

•	providing a medium for consideration of matters relating to any audit issues;

•
establishing procedures for the receipt, retention, and treatment of complaints received by us regarding accounting, internal accounting controls, or auditing matters, and for the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters; and

•	reviewing and approving all related party transactions required to be disclosed under the U.S. federal securities laws.

The audit committee reviews and evaluates, at least annually, the performance of the audit committee and its members, including compliance of the committee with its charter.
The audit committee has the sole authority to select, retain, oversee, and terminate its own counsel, consultants, and advisors and approve the fees and other retention terms of such counsel, consultants, and advisors, as it deems appropriate.
The audit committee consists of Mr. Wallman (Chair), Mr. Blackford, and Mr. O’Boyle. We believe that the composition of the audit committee complies with the applicable rules of the SEC and the NASDAQ Global Select Stock Market. Our board of directors has determined that each of Mr. Wallman, Mr. Blackford, and Mr. O’Boyle is an “audit committee financial expert,” as defined in SEC rules, and satisfies the financial sophistication requirements of the NASDAQ

Global Select Stock Market. Our board of directors also has determined that each of Mr. Wallman, Mr. Blackford, and Mr. O’Boyle meets the more stringent independence requirements for audit committee members of Rule 10A-3(b)(1) under the Exchange Act and the Listing Rules of the NASDAQ Global Select Stock Market, and each of Mr. Wallman, Mr. Blackford, and Mr. O’Boyle is independent under the Dutch Corporate Governance Code.
Compensation Committee
The primary responsibilities of the compensation committee, which are within the scope of the board of directors compensation policy adopted by the general meeting of shareholders, include:

•
reviewing and approving corporate goals and objectives relevant to the compensation of our Chief Executive Officer and other executive officers, evaluating the performance of these officers in light of those goals and objectives, and setting compensation of these officers based on such evaluations;

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

•
approving, or recommending to our board of directors for approval, the compensation programs, and the payouts for all programs, applying to our non-executive directors, including reviewing the competitiveness of our non-executive director compensation programs and reviewing the terms to make sure they are consistent with our board of directors compensation policy adopted by the general meeting of shareholders; and

•
reviewing and discussing with our Chief Executive Officer and reporting periodically to our board of directors plans for development and corporate succession plans for our executive officers and other key employees.

The compensation committee reviews and evaluates, at least annually, the performance of the compensation committee and its members, including compliance of the committee with its charter.
The compensation committee has the sole authority to select, retain, oversee, and terminate its own counsel, consultants, and advisors and approve the fees and other retention terms of such counsel, consultants, and advisors, as it deems appropriate.
The compensation committee consists of Mr. Carney (Chair), Mr. Miclot, and Ms. Weatherman. We believe that the composition of the compensation committee complies with the applicable rules of the SEC and the NASDAQ Global Select Stock Market. Our board of directors has determined that each of Mr. Carney, Mr. Miclot, and Ms. Weatherman meets the more stringent independence requirements for compensation committee members of Rule 10C-1 under the Exchange Act and the Listing Rules of the NASDAQ Global Select Stock Market. None of our executive officers has served as a member of the board of directors or compensation committee of any entity that has an executive officer serving as a member of our board of directors.
Nominating, Corporate Governance and Compliance Committee
The primary responsibilities of the nominating, corporate governance and compliance committee include:

•	reviewing and making recommendations to our board of directors regarding the size and composition of our board of directors;

•	identifying, reviewing, and recommending nominees for election as directors;

•	making recommendations to our board of directors regarding corporate governance matters and practices, including any revisions to our internal rules for our board of directors; and

•
overseeing our compliance efforts with respect to our legal, regulatory, and quality systems requirements and ethical programs, including our code of business conduct, other than with respect to matters relating to our financial statements and financial reporting obligations and any accounting, internal accounting controls or auditing matters, which are within the purview of the audit committee.

The nominating, corporate governance and compliance committee reviews and evaluates, at least annually, the performance of the nominating, corporate governance and compliance committee and its members, including compliance of the committee with its charter.
The nominating, corporate governance and compliance committee has the sole authority to select, retain, oversee, and terminate its own counsel, consultants, and advisors and approve the fees and other retention terms of such counsel, consultants, and advisors, as it deems appropriate.
The nominating, corporate governance and compliance committee consists of Ms. Paul (Chair), Mr. Carney and Mr. Stevens.
The nominating, corporate governance and compliance committee considers all candidates recommended by our shareholders pursuant to specific minimum qualifications that the nominating, corporate governance and compliance committee believes must be met by a recommended nominee for a position on our board of directors, which qualifications are described in the nominating, corporate governance and compliance committee’s charter, a copy of which is available on the Investor Relations—Corporate Information—Governance Documents & Charters section of our corporate website www.wright.com. We have made no material changes to the procedures by which shareholders may recommend nominees to our board of directors as described in our most recent proxy statement.
Strategic Transactions Committee
The primary responsibilities of the strategic transactions committee include:

•
reviewing and evaluating potential opportunities for strategic business combinations, acquisitions, mergers, dispositions, divestitures, investments, and similar strategic transactions involving our company or any one or more of our subsidiaries outside the ordinary course of our business that may arise from time to time;

•
approving on behalf of our board of directors any strategic transaction that may arise from time to time and is deemed appropriate by the strategic transactions committee and involves total cash consideration of less than $5.0 million; provided, however, that the strategic transactions committee is not authorized to approve any strategic transaction involving the issuance of capital stock or in which any director, officer, or affiliate of our company has a material interest;

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

•
assisting management in developing, implementing, and adhering to a strategic plan and direction for its activities with respect to strategic transactions and making recommendations to management and our board of directors, as appropriate;

•	reviewing and approving the settlement or compromise of any material litigation or claim against us; and

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
The strategic transactions committee has the sole authority to select, retain, oversee, and terminate its own counsel, consultants, and advisors and approve the fees and other retention terms of such counsel, consultants, and advisors, as it deems appropriate.
The strategic transactions committee consists of Ms. Weatherman (Chair), Mr. Stevens and Mr. Wallman.

Code of Business Conduct
We have adopted a code of business conduct, which applies to all of our directors, officers, and employees. The code of business conduct is available on the Investor Relations—Corporate Information—Governance Documents & Charters section of our corporate website at www.wright.com. Any person may request a copy free of charge by writing to James A. Lightman, Senior Vice President, General Counsel and Secretary, Wright Medical Group N.V., Prins Bernhardplein 200, 1097 JB Amsterdam, the Netherlands. We intend to disclose on our website any amendment to, or waiver from, a provision of our code of business conduct that applies to directors and executive officers and that is required to be disclosed pursuant to the rules of the SEC and the NASDAQ Global Select Stock Market.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors, executive officers, and all persons who beneficially own more than 10% of our outstanding ordinary shares to file with the SEC initial reports of ownership and reports of changes in ownership of our ordinary shares. Directors, executive officers, and greater than 10% beneficial owners also are required to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based on review of the copies of such reports and amendments to such reports furnished to us with respect to the year ended December 27, 2015, and based on written representations by our directors and executive officers, all required Section 16 reports under the Exchange Act for our directors, executive officers, and beneficial owners of greater than 10% of our ordinary shares were filed on a timely basis during the year ended December 27, 2015.
Item 11. Executive Compensation.

Compensation Discussion and Analysis
In this Compensation Discussion and Analysis (CD&A), we describe the key principles and approaches we use to determine elements of compensation paid to, awarded to and earned by the following executive officers, whose compensation is set forth in the Summary Compensation Table found under “Executive Compensation Tables and Narratives—Summary Compensation Information”:

•
Robert J. Palmisano, who serves as our current President and Chief Executive Officer and an executive director, and prior to the Wright/Tornier merger, served as legacy Wright’s President and Chief Executive Officer;

•
David H. Mowry, who serves as our current Executive Vice President and Chief Operating Officer and an executive director, and prior to the Wright/Tornier merger, served as legacy Tornier’s former President and Chief Executive Officer;

•
Lance A. Berry, who serves as our current Senior Vice President and Chief Financial Officer, and prior to the Wright/Tornier merger, served as legacy Wright’s Senior Vice President and Chief Financial Officer;

•	Shawn T McCormick, who prior to the Wright/Tornier merger served as legacy Tornier’s former Chief Financial Officer;

•
Gregory Morrison, who serves as our current Senior Vice President, Human Resources, and prior to the Wright/Tornier merger, served as legacy Tornier’s Senior Vice President, Global Human Resources and HPMS;

•	Terry M. Rich, who serves as our current President, Upper Extremities, and prior to the Wright/Tornier merger, served as legacy Tornier’s Senior Vice President, U.S. Commercial Operations;

•
James A. Lightman, who serves as our current Senior Vice President, General Counsel and Secretary, and prior to the Wright/Tornier merger, served as legacy Wright’s Senior Vice President, General Counsel and Secretary; and

•	Gordon W. Van Ummersen, who prior to the Wright/Tornier merger served as legacy Tornier’s former Senior Vice President, Global Product Delivery.

We refer to these current and former executive officers as our “named executive officers” and our President and Chief Executive Officer as our “CEO” in this CD&A. This CD&A should be read in conjunction with the accompanying compensation tables, corresponding notes and narrative discussion, as they provide additional information and context to our compensation disclosures.

Executive Summary
2015 was a significant year for us. On October 1, 2015, we completed the Wright/Tornier merger and became the premier extremities and biologics company. Since the completion of the merger, we have devoted significant time and resources to integrating the operations of legacy Wright and legacy Tornier and focusing our executives and other employees on our combined company mission, vision and values.
One of our key executive compensation objectives is to link pay to performance by aligning the financial interests of our executives with those of our shareholders and by emphasizing pay for performance in our compensation programs. We typically strive to accomplish this objective primarily through our annual performance incentive plan, which compensates executives for achieving annual corporate financial and other goals and, in the case of some executives, individual goals. Although the performance goals under our performance incentive plan for the first half of 2015 were primarily financial related, our second half of 2015 performance goals were broader and intended to motivate our combined company to achieve short-term common goals determined after completion of the merger to be critically important in positioning our combined company for a successful 2016.
Because the merger was considered a “reverse acquisition,” the historical financial statements of legacy Wright replaced our historical financial statements for all periods prior to the merger. Our total net sales for 2015 were $415.5 million as reported. Our pro forma total net sales for 2015, which includes financial results for both the legacy Wright and Tornier businesses giving effect to the merger as if it had occurred on the first day of fiscal 2015, were $656.4 million. Our total extremities net sales for 2015 were $321.8 million as reported. Our pro forma total extremities net sales for 2015 were $519.8 million.
The completion of the Wright/Tornier merger and our 2015 financial performance had the following impact on our pay programs in 2015:

•
Total net revenue, total extremities revenue, EBITDA, and free cash flow, in each case as adjusted, for legacy Tornier for the first half of 2015 were between threshold and target goals or between target and maximum goals, resulting in first half of 2015 performance incentive plan bonuses to our named executive officers who were executives of legacy Tornier during that time of 96.4% of target for our corporate performance goals.

•
Adjusted net revenue for legacy Wright for the first half of 2015 substantially exceeded target goals, resulting in first half of 2015 performance incentive plan corporate portion bonuses to legacy Wright named executive officers of 144% of target.

•
Legacy Wright U.S. lower extremities revenue and legacy Tornier global upper extremities revenue and other performance goals for the second half of 2015 substantially exceeded target goals, resulting in second half of 2015 performance incentive plan bonuses for our named executive officers of 150% of target.

•
Because the merger was a “change in control” under legacy Wright’s and legacy Tornier’s stock-based compensation plans, all unvested equity awards of legacy Wright and legacy Tornier outstanding as of the merger automatically vested. While this automatic vesting resulted in additional compensation for our executives for 2015, we believe it served its intended purpose of retaining and motivating the legacy Wright and legacy Tornier executive teams through the completion of the merger.

•
Our executive management team changed significantly as a result of the merger, which resulted in a change in our principal executive officer, principal financial officer, and several other executive officer positions during 2015. Because the departures of our former legacy Tornier executives were in connection with a “change in control,” these executives received “change in control” severance payments and benefits, which resulted in additional compensation for 2015. While these payments resulted in higher compensation for these executives than in prior years, we believe these payments served their intended purpose of retaining and motivating these executives through the completion of the merger.

•
Effective upon completion of the merger, we entered into an employment with our President and Chief Executive Officer and separation pay agreements with our other named executive officers who were continuing as officers of the combined company. We also entered into confidentiality, non-competition, non-solicitation and intellectual property rights agreements with our executives. The terms of these agreements are substantially identical to prior agreements with legacy Wright. We also entered into a service agreement with our President and Chief Executive Officer and Executive Vice President and Chief Operating Officer, which deal with certain Dutch law matters relating to their roles as executive directors, and under which we allocate a portion of their annual base salary to their service as executive directors.

•
Because of the automatic vesting of equity awards as a result of the merger and to continue to retain our best talent after the merger, we granted special one-time “re-up” equity awards to several of our key executives, including many of our named executive officers, in addition to our annual equity grants, shortly after completion of the merger. These equity awards resulted in some of our named executive officers receiving higher stock-based compensation in 2015 than in prior years.

Compensation Highlights and Best Practices
Our compensation practices include many best pay practices that support our executive compensation objectives and principles, and benefit our shareholders.
What We Do:

•
Pay for performance. We tie compensation directly to financial and other performance metrics. Our performance incentive plan typically pays out with respect to each performance measure only if certain minimum threshold levels of performance are met.

•	Bonus caps. Our performance incentive plan bonuses are capped at 200% of target and legacy Tornier's plan bonuses were capped at 150% of target for the first half of 2015.

•	Performance measure mix. We use a mix of performance measures within our performance incentive plan.

•	At-risk pay. A significant portion of our executive compensation is “performance-based” or “at risk.”

•	Equity-based pay. A significant portion of our executive compensation is “equity-based” and in the form of stock-based incentive awards.

•	LTI grant guidelines. Each year, we review and adopt long-term incentive guidelines for the grant of equity awards under our stock incentive plan.

•
Long-term vesting. Value received under long-term equity-based incentive awards is tied to three-year to four-year vesting and any value received by executives from stock option grants is contingent upon long-term stock price performance in that stock options have value only if the market value of our ordinary shares exceeds the exercise price of the options.

•
Clawback policy. Our stock incentive plan and related award agreements include a “clawback” mechanism to recoup incentive compensation if it is determined that executives engaged in certain conduct adverse to our interests. In addition, our performance incentive plan also contains a clawback provision.

•	Stock ownership guidelines. We maintain stock ownership guidelines for all of our executives.

•	Independent committee and consultant. We have an independent compensation committee which is advised by an independent external compensation consultant.

What We Don’t Do:

•	No repricing. We do not allow repricing or exchange of any equity awards without shareholder approval.

•	No excessive perquisites. We do not provide excessive perquisites to our executives.

•
No tax gross-ups, other than a limited tax gross-up to our CEO. We do not provide tax “gross-up” payments to our executives, other than certain limited tax gross-up payments to our CEO as required under the terms of his employment agreement.

•	No hedging or pledging. We do not allow hedging or pledging of our securities.

Say-on-Pay Vote
At our 2014 annual general meeting of shareholders, our shareholders had the opportunity to provide an advisory vote on the compensation paid to our named executive officers, or a “say-on-pay” vote. Of the votes cast by our shareholders, over 99% were in favor of our “say-on-pay” proposal. Accordingly, the compensation committee generally believes that these results affirmed shareholder support of our approach to executive compensation and did not believe it was necessary to make; and therefore, we have not made, any significant changes to our executive pay program solely in response to that vote. In accordance with the result of the advisory vote on the frequency of the say-on-pay vote, which was conducted at our 2011 annual general meeting of shareholders, our board of directors has determined that we will conduct an executive compensation advisory vote every three years. Accordingly, the next say-on-pay vote will occur in 2017 in connection with our 2017 annual general meeting of shareholders.
Compensation Objectives and Philosophies
Our executive compensation policies, plans and programs seek to enhance our financial performance, and thus shareholder value, by aligning the financial interests of our executives with those of our shareholders and by emphasizing pay-for-performance. Specifically, our executive compensation programs are designed to:

•	Reinforce our corporate mission, vision and values.

•	Attract and retain executives important to the success of our company.

•	Align the interests of our executives with the interests of our shareholders.

•	Reward executives for the achievement of company performance objectives, the creation of shareholder value in the short- and long-term, and their contributions to the success of our company.

To achieve these objectives, the compensation committee makes executive compensation decisions based on the following philosophies:

•
Base salary and total compensation levels will generally be targeted to be near the 67th percentile of a group of similarly-sized peer companies. However, the specific competitiveness of any individual executive’s salary and compensation will be determined considering factors like the executive’s skills and capabilities, contributions as a member of the executive management team, contributions to our overall performance, and the sufficiency of total compensation potential to ensure the retention of an executive when considering the compensation potential that may be available elsewhere.

•
At least two-thirds of the CEO’s compensation and half of other executives’ compensation opportunity should be in the form of variable compensation that is tied to financial results and/or creation of shareholder value.

•
The portion of total compensation that is performance-based or at-risk should increase with an executive’s overall responsibilities, job level, and compensation. However, compensation programs should not encourage excessive risk-taking behavior among executives and should support our commitment to corporate compliance.

•	Primary emphasis should be placed on company performance as measured against goals approved by the compensation committee rather than on individual performance.

•	At least half of the CEO’s compensation and one-third of other executives’ compensation opportunity should be in the form of stock-based incentive awards.

Executive Compensation Decision Making
Role of Compensation Committee and Board. The responsibilities of the compensation committee include reviewing and approving corporate goals and objectives relevant to the compensation of our executive officers, evaluating each executive’s performance in light of those goals and objectives and, either as a committee or together with the other directors, determining and approving each executive’s compensation, including performance-based compensation based on these evaluations (and, in the case of executives, other than the CEO, the CEO’s evaluation of such executive’s individual performance). Consistent with our shareholder-approved board of directors compensation policy, the compensation packages for our CEO and Executive Vice President and Chief Operating Officer, who also serve as executive directors of our company, are determined by our non-executive directors, based upon recommendations from the compensation committee.
In setting or recommending executive compensation for our named executive officers, the compensation committee considers the following primary factors:

•	each executive’s position within the company and the level of responsibility;

•	the ability of the executive to impact key business initiatives;

•	the executive’s individual experience and qualifications;

•	compensation paid to executives of comparable positions by companies similar to us;

•	company performance, as compared to specific pre-established objectives;

•	individual performance, generally and as compared to specific pre-established objectives;

•	the executive’s current and historical compensation levels;

•	advancement potential and succession planning considerations;

•	an assessment of the risk that the executive would leave us and the harm to our business initiatives if the executive left;

•	the retention value of executive equity holdings, including outstanding stock options and restricted stock unit (RSU) awards;

•	the dilutive effect on the interests of our shareholders of long-term equity-based incentive awards; and

•	anticipated share-based compensation expense as determined under applicable accounting rules.

The compensation committee also considers the recommendations of our CEO with respect to executive compensation to be paid to other executives. The significance of any individual factor described above in setting executive compensation will vary from year to year and may vary among our executives. In making its final decision regarding the form and amount of compensation to be paid to our named executive officers (other than the CEO), the compensation committee considers and gives great weight to the recommendations of the CEO recognizing that due to his reporting and otherwise close relationship with each executive, the CEO often is in a better position than the compensation committee to evaluate the performance of each executive (other than himself). In making its final decision regarding the form and amount of compensation to be paid to the CEO, the compensation committee considers the results of the CEO’s self-review and his individual annual performance review by the compensation committee, benchmarking data gathered by Mercer, and the recommendations of our non-executive directors.
Role of Management. Three members of our executive team play a role in our executive compensation process and regularly attend meetings of the compensation committee - the CEO, Senior Vice President, Human Resources, and Senior Vice President, General Counsel and Secretary. The CEO assists the compensation committee primarily by making formal recommendations regarding the amount and type of compensation to be paid to executives (other than himself). In making these recommendations, the CEO considers many of the same factors listed above that the compensation committee considers in setting executive compensation, including in particular the results of each executive’s annual performance review and the executive’s achievement of his or her individual management performance objectives established in connection with our performance incentive plan, described below. The Senior Vice President, Human Resources assists the compensation committee primarily by gathering compensation related data regarding executives and coordinating the exchange of this information and other executive compensation information among the members of the compensation committee, the compensation committee’s compensation consultant and management in anticipation of compensation committee meetings. The Senior Vice President, General Counsel and Secretary assists the compensation committee primarily by ensuring compliance with legal and regulatory requirements and educating the committee on executive compensation trends and best practices from a corporate governance perspective. Final deliberations and decisions regarding the compensation to be paid to each executive, however, are made by our board of directors or compensation committee without the presence of the executive.
Role of Consultant. The compensation committee has retained the services of Mercer (US) Inc. (Mercer) to provide executive compensation advice. Mercer’s engagement by the compensation committee includes reviewing and advising on all significant aspects of executive compensation. This includes base salaries, short-term cash incentives and long-term equity incentives for executives, and cash compensation and long-term equity incentives for non-executive directors. At the request of the compensation committee, each year, Mercer recommends a peer group of companies, collects relevant market data from these companies to allow the compensation committee to compare elements of our compensation program to those of our peers, provides information on executive compensation trends and implications for us and makes other recommendations to the compensation committee regarding certain aspects of our executive compensation program. Our management, principally the Senior Vice President, Human Resources and the chair of the compensation committee, regularly consult with representatives of Mercer before compensation committee meetings. A representative of Mercer is invited on a regular basis to attend, and periodically attends, meetings of the compensation committee. In making its final decision regarding the form and amount of compensation to be paid to executives, the compensation committee considers the information gathered by and recommendations of Mercer. The compensation committee values Mercer’s benchmarking information and input regarding best practices and trends in executive compensation matters.
Use of Peer Group and Other Market Data. To help determine appropriate levels of compensation for certain elements of our executive compensation program, the compensation committee reviews annually the compensation levels of our named executive officers and other executives against the compensation levels of comparable positions with companies similar to us in terms of industry, revenues, products and operations. The elements of our executive compensation program to which the compensation committee “benchmarks” or uses to base or justify a compensation decision or to structure a framework for compensating executives include base salary, short-term cash incentive opportunity, and long-term equity incentives. With respect to other elements of our executive compensation program, such as perquisites, severance, and change in control arrangements, the compensation committee benchmarks these elements on a periodic or as needed basis and in some cases uses peer group or market data more as a “market check” after determining the compensation on some other basis. The compensation committee believes that compensation paid by peer group companies is more representative of the compensation required to attract, retain, and motivate our executive talent than broader survey data and that compensation paid by peer companies that are in the same industry, with similar products and operations, and with revenues in a range similar to us, generally provides more relevant comparisons.
In 2015, Mercer worked with the post-Wright/Tornier merger compensation committee to identify a peer group of 13 companies that the compensation committee approved at its first in-person meeting in the Netherlands after completion of the merger. Companies in the peer group are public companies in the health care equipment and supplies business with products and operations similar to ours and that had annual revenues generally within a range of our then-anticipated post-merger annual revenues. The peer group included the following companies:

The Cooper Companies, Inc.	Masimo Corporation	NuVasive, Inc.
Globus Medical, Inc.	Merit Medical Systems, Inc.	ResMed Inc.
Greatbatch, Inc.	Natus Medical Incorporated	Sirona Dental Systems, Inc.
Haemonetics Corporation	NxStage Medical, Inc.	Thoratec Corporation
Integra LifeSciences Holdings Corporation
The table below sets forth certain revenue and other financial information as of a date available prior to the date Mercer used to compile the proposed peer group and market capitalization information as of February 28, 2015 regarding the peer group and our position within the peer group that the compensation committee used in connection with its recommendations and decisions regarding executive compensation for 2015:

	Trailing 12-month revenue (in millions)		Three-year revenue growth	Trailing 12-month EBIT	Market capitalization (in millions)
25th percentile	$478		25%	$69	$1,325
50th percentile	688		34%	93	2,171
75th percentile	928		42%	143	2,299
Tornier + Wright		N/A	N/A	N/A	3,300
Percentile rank	51%	N/A	N/A	N/A	78%

In reviewing benchmarking data, the compensation committee recognizes that benchmarking may not always be appropriate as a stand-alone tool for setting compensation due to aspects of our business and objectives that may be unique to us. Nevertheless, the compensation committee believes that gathering this information is an important part of its compensation-related decision-making process. However, where a sufficient basis for comparison does not exist between the peer group data and an executive, the compensation committee gives less weight to the peer group data. For example, relative compensation benchmarking analysis does not consider individual specific performance or experience or other case-by-case factors that may be relevant in hiring or retaining a particular executive.
Market Positioning. In general, we target base salary and total compensation levels to be near the 67th percentile of our peer group. However, the specific competitiveness of any individual executive’s pay will be determined considering factors like the executive’s skills and capabilities, contributions as a member of the executive management team, and contributions to our overall performance. The compensation committee will also consider the sufficiency of total compensation potential and the structure of pay plans to ensure the hiring or retention of an executive when considering the compensation potential that may be available elsewhere.
Executive Compensation Components
The principal elements of our executive compensation program for 2015 were:

•	base salary;

•	short-term cash incentive compensation;

•	long-term equity-based incentive compensation, in the form of stock options and RSU awards; and

•
other compensation arrangements, such as benefits made generally available to our other employees, limited and modest executive benefits and perquisites, and severance and change in control arrangements.

In determining the form of compensation for our named executive officers, the compensation committee views these elements of our executive pay program as related but distinct. The compensation committee does not believe that significant compensation derived by an executive from one element of our compensation program should necessarily result in a reduction in the amount of compensation the executive receives from other elements or that minimal compensation derived from one element should necessarily result in an increase in the amount the executive should receive from one or more other elements of compensation.
Except as otherwise described in this CD&A, the compensation committee has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and currently paid out compensation, between cash and non-cash compensation, or among different forms of non-cash compensation. However, the compensation committee’s philosophy is to make a greater percentage of an executive’s compensation performance-based, and therefore at risk, as the executive’s position changes and responsibility increases given the influence more senior level executives generally have on company performance. Thus, individuals with greater roles and responsibilities associated with achieving our objectives should bear a greater proportion of the risk that those goals are not achieved and should receive a greater proportion of the reward if objectives are met or surpassed. For example, this philosophy is illustrated by the higher annual performance incentive plan target and long-term equity incentives of our CEO compared to our other executives. In addition, our objective is that at least two-thirds of the CEO’s compensation and one-half of other executives’ compensation opportunity be in the form of variable compensation that is tied to financial results or share price and that at least half of the CEO’s compensation and one-third of other executives’ compensation opportunity be in the form of stock-based incentive awards.
Base Salary
Overview. We provide a base salary for our named executive officers that, unlike some of the other elements of our executive compensation program, is not subject to company or individual performance risk. We recognize the need for most executives to receive at least a portion of their total compensation in the form of a guaranteed base salary that is paid in cash regularly throughout the year. Base salaries are established upon hiring an executive, and are subject to subsequent annual upward adjustments.
Setting Initial Salaries for New Executives. We initially fix base salaries for executives at a level we believe enables us to hire and retain them in a competitive environment and to reward satisfactory individual performance and a satisfactory level of contribution to our overall business objectives. In connection with the Wright/Tornier merger, we brought on several new executives from legacy Wright. In October 2015, at the first in-person compensation committee meeting in the Netherlands after completion of the merger, we set initial base salaries for these new executives, which were effective October 1, 2015, the closing date of the merger. In setting these salaries, we took into consideration the following factors, among others: (1) the executives’ existing actual and “notional” base salaries at legacy Wright, as described in more detail below; (2) the fact that legacy Wright executives had not yet received an annual merit increase for 2015; and (3) the base salaries of executives in comparable positions in our peer group. In addition, with respect to Mr. Palmisano, we also took into consideration his employment agreement which provided that we would review his base salary at least annually for any increase.
Because legacy Wright had offered its executives in past years an opportunity to elect to receive legacy Wright equity in lieu of an annual base salary increase paid in cash throughout the year, certain executives from legacy Wright had both “actual” base salaries, which were their actual base salaries paid to them in cash during the year in accordance with legacy Wright’s payroll procedures, and what we refer to as “notional” base salaries, which were what their base salaries would have been had they not elected to receive legacy Wright equity in lieu of an annual base salary increase. In setting initial base salaries for these executives, we took into consideration both their actual and notional base salaries, with more emphasis, however, on their notional base salaries.
In addition to setting initial base salaries for our new executives from legacy Wright, we also reviewed the base salaries of our legacy Tornier executives who remained as executives of our combined company after the merger. In some cases, we increased their base salaries effective October 1, 2015 to reflect a market adjustment based on the base salaries of executives in comparable positions in our peer group and/or to reflect the fact that some of these executives were required to relocate to our new U.S. corporate headquarters in Memphis, Tennessee from our former U.S. corporate headquarters in Bloomington, Minnesota.
Annual Salary Increases. We review the base salaries of our named executive officers each year following the completion of our prior year individual performance reviews. If appropriate, we increase base salaries to recognize annual increases in the cost of living and superior individual performance and to ensure that our base salaries remain market competitive. We refer to annual base salary increases as a result of cost of living adjustments and individual performance as “merit increases.” In addition, we may make additional upward adjustments to an executive’s base salary to compensate the executive for assuming increased roles and responsibilities, to retain an executive at risk of recruitment by other companies, and/or to bring an executive’s base salary closer to our target market positioning of companies in our peer group. We refer to these base salary increases as “market adjustments.”

2015 Base Salaries. The table below sets forth the 2014 base salaries (actual and notional, if applicable) of our named executive officers, their base salaries effective October 1, 2015, the percentage increase compared to their 2014 base salaries (actual and notional, if applicable) set by legacy Wright or legacy Tornier, as applicable, and the market positioning of their 2015 base salaries in our peer group:

Name	2014 base salary (actual/notional) ($)	2015 base salary ($)	2015 base salary % increase compared to 2014 actual and notional base salary(1)(2)	2015 base salary compared to peer group percentile
Robert J. Palmisano	$ 750,000/836,200	$886,200	18.2%/6.0%	Above 75th
David H. Mowry	550,000	622,000	13.0%	Above 75th
Lance A. Berry	375,000	397,500	6.0%	Above 50th
Shawn T McCormick	365,456	377,333	3.0%	At 50th
Gregory Morrison	300,002	365,000	21.7%	Above 50th
Terry M. Rich	369,694	384,482	4.0%	Above 75th
James A. Lightman	310,000/352,000	373,100	20.4%/6.0%	Above 50th
Gordon W. Van Ummersen	356,122	365,025	2.5%	Above 50th
_________________

(1)
Percentage increase compared to 2014 base salary reflects any base salary increase received effective October 1, 2015 and, in the case of the legacy Tornier executives, any base salary increase received effective February 1, 2015.

(2)
In the case of the legacy Wright executives who previously elected to receive legacy Wright equity in lieu of prior base salary increases, the percentage increase is compared to both their 2014 actual base salary and 2014 notional base salary.

The February 2015 base salary increases for our legacy Tornier named executive officers ranged from 2.5% to 4.0% over their respective 2014 base salaries. No upward market adjustments were made. The October 2015 base salary increases for our legacy Wright named executive officers reflected a 6.0% merit increase over their respective 2014 base salaries or 2014 notional base salaries in the case of certain legacy Wright executives who previously elected to receive legacy Wright equity in lieu of prior base salary increases. In addition, the October 2015 base salary increases for Messrs. Mowry and Morrison reflected upward market adjustments and additional base compensation to ease their relocation to Memphis, Tennessee.
2016 Base Salaries. In February 2016, we set the following base salaries for 2016 for our named executive officers effective April 1, 2016: Mr. Palmisano ($921,648), Mr. Mowry ($646,880), Mr. Berry ($413,400), Mr. Morrison ($379,600), Mr. Rich ($399,861), and Mr. Lightman $388,024). The 2016 base salaries represent merit increases of 4% over their respective 2015 base salaries. No upward market adjustments were made.
Short-Term Cash Incentive Compensation
Our short-term cash incentive compensation is typically paid as an annual cash bonus under our performance incentive plan and is intended to compensate executives, as well as other employees, for achieving annual corporate financial and other performance goals and, in some cases, individual performance goals.
For 2015, because of the timing of the Wright/Tornier merger, our named executive officers who were executives of legacy Tornier received a first half of 2015 pro-rated cash incentive based on legacy Tornier’s first half of 2015 performance and a second half of 2015 pro-rated cash incentive based on our combined company’s second half of 2015 performance. Our named executive officers who were executives of legacy Wright similarly received a first half of 2015 pro-rated cash incentive based on legacy Wright’s first half of 2015 performance and a second half of 2015 pro-rated cash incentive based on our combined company’s second half of 2015 performance.
All 2015 short-term cash incentive bonuses to our named executive officers, other than first half of 2015 bonuses to named executive officers who did not continue as executives of the combined company after the Wright/Tornier merger, were paid out in February 2016 and were dependent upon their continued service through the end of fiscal 2015. First half of 2015 pro-rated cash incentive bonuses to legacy Tornier executives who did not continue as executives of the combined company after the Wright/Tornier merger were paid in October 2015 shortly after completion of the merger pursuant to the terms of resignation agreements and releases entered into with such executives in connection with the merger.

Target Bonuses Percentages. Target short-term cash incentive bonuses for 2015 for each executive were based on a percentage of base salary and were as follows for each named executive officer:

Name	First half of 2015 percentage of base salary	Second half of 2015 percentage of base salary
Robert J. Palmisano	100%	100%
David H. Mowry	80%	80%
Lance A. Berry	60%	65%
Shawn T McCormick	50%	50%
Gregory Morrison	40%	50%
Terry M. Rich	75%	55%
James A. Lightman	50%	50%
Gordon W. Van Ummersen	50%	50%
In the case of the legacy Wright executives who previously elected to receive legacy Wright equity in lieu of prior base salary increases, the target bonus percentages were based on a percentage of their notional base salaries.
The first half of 2015 target bonus percentages for the legacy Tornier named executive officers did not change from their 2014 levels. Based on an executive compensation analysis by Mercer in October 2013, the target bonus percentages for the legacy Tornier named executive officers were either at or below the 50th percentile for executives with similar positions in our peer group at that time, except in the case of Mr. Mowry, whose target bonus percentage of 80% was slightly above the 25th percentile and below the 50th percentile, and Mr. Rich, whose target bonus percentage of 75% was above the 75th percentile. The compensation committee set Mr. Rich’s target bonus percentage at 75% to give him a competitive compensation package so we could hire him from his prior employer.
The second half of 2015 target bonus percentages for our named executive officers did not change from their first half of 2015 levels, except in the case of Messrs. Berry, Morrison, and Rich. Mr. Berry’s target bonus percentage was increased to align him slightly above the 50th percentile. Mr. Morrison’s target bonus percentage was increased to align his target bonus percentage with our other senior vice presidents. Mr. Rich’s target bonus percentage was decreased to bring him more in line with the target bonus percentages of our other business group presidents and other executives with similar positions in our peer group. Based on an executive compensation analysis by Mercer in 2015, the target bonus percentages for our named executive officers were either at or slightly above the 50th percentile for executives with similar positions in our peer group, except in the case of Mr. Rich, whose target bonus percentage is between the 50th and 75th percentile, and Mr. Morrison, whose target bonus percentage is at the 75th percentile.
First Half of 2015 Performance Goals and Actual Bonuses to Legacy Tornier Executives. First half of 2015 bonuses to legacy Tornier executives, including Messrs. Mowry, McCormick, Morrison, Rich, and Van Ummersen, were based upon achievement of corporate performance goals for all executives, plus individual performance goals for all executives, except Messrs. Mowry and Rich.

Named executive officer	Percentage based upon corporate performance goals	Percentage based upon individual performance goals
David H. Mowry	100%	0%
Shawn T McCormick	90%	10%
Gregory Morrison	80%	20%
Terry M. Rich	100%	0%
Gordon W. Van Ummersen	90%	10%

The corporate performance metrics and their weightings for the first half of 2015 are set forth in the table below. These four metrics were selected because they were determined to be the four most important indicators of legacy Tornier’s financial performance for 2015 as evaluated by management and analysts. Extremities revenue was weighted most heavily since that was intended to be legacy Tornier’s greatest focus in 2015.

First half of 2015 corporate performance metric	Weighting
Adjusted extremities revenue	50%
Adjusted EBITDA	20%
Adjusted free cash flow	20%
Adjusted total revenue	10%
The table below sets forth the corporate performance goals for the first half of 2015, the range of possible payouts, and the actual payout percentages for our legacy Tornier named executive officers based on actual performance achieved. In each case, the goals were adjusted for certain items, including changes to foreign currency exchange rates and items that are unusual and not reflective of normal operations, which in 2015, included excluding the revenues of our SALTO® ankle products, which were divested in connection with the Wright/Tornier merger. If performance falls below the threshold level, there is no payout for such performance metric. If performance falls between the threshold, target and maximum levels, actual payout percentages are determined on a sliding scale basis, with payouts for each performance metric starting at 50% of target for threshold performance and capped at 150% of target for maximum achievement. For the first half of 2015, the total weighted‑average payout percentage applicable to the portion of the first half of 2015 annual performance incentive bonus tied to corporate performance goals was 96.4% of target. Actual performance exceeded target for the adjusted EBITDA and free cash flow performance goals and was just below target for the adjusted total and extremities revenue performance goals.

Performance goals(1)
Performance metric	Threshold (50% payout)	Target (100% payout)	Maximum (150% payout)	First half of 2015 performance(2)	First half of 2015 bonus
Adjusted extremities revenue(3)	$153.3 mil.	$157.3 mil.	$161.3 mil.	$156.1 mil.	85.3%
Adjusted EBITDA(4)	16.8 mil.	17.8 mil.	19.6 mil.	18.7 mil.	125%
Adjusted free cash flow(5)	(14.8) mil.	(11.8) mil.	(9.8) mil.	(11.3) mil.	112.5%
Adjusted total revenue(6)	184.9 mil.	189.9 mil.	194.9 mil.	186.2 mil.	62.7%

(1)
The performance goals were calculated using non-GAAP financial measures, which we believe provide meaningful supplemental information regarding our core operational performance. The performance goals were calculated based on an assumed foreign currency exchange rate. For revenue, we assumed a foreign currency exchange rate of 1.33, which represented the actual reported average rate of foreign exchange in 2014. For all other performance goals, we assumed a foreign currency exchange rate of 1.12 U.S. dollars for 1 Euro, which represented an anticipated average rate of foreign exchange for 2015 and which was the foreign currency exchange rate used by us for 2015 budgeting purposes.

(2)
The compensation committee determined first half of 2015 bonuses after reviewing legacy Tornier’s unaudited financial statements, which were adjusted for changes to foreign currency exchange rates and which were subject to additional discretionary adjustment by the compensation committee for items that are unusual and not reflective of normal operations as discussed in the notes below. Accordingly, the figures included in the “First half of 2015 performance” column differ from the figures reported in legacy Tornier’s unaudited financial statements for the six months ended June 28, 2015.

(3)
“Adjusted extremities revenue” means legacy Tornier’s extremities revenue for the six months ended June 28, 2015, as adjusted for changes to foreign currency exchange rates and revenue related to legacy Tornier’s SALTO® ankle products which legacy Tornier divested in connection with the Wright/Tornier merger.

(4)
“Adjusted EBITDA” means legacy Tornier’s net loss before interest income and expense, income tax expense and benefit, depreciation and amortization for the six months ended June 28, 2015, as adjusted to give effect to, among other things, non-operating income and expense, foreign currency transaction gains and losses, share-based compensation, amortization of the inventory step-up from acquisitions and special charges including acquisition, integration and distribution transition costs, instrument use tax refund, restructuring charges, merger-related costs, and certain other items that affect the comparability and trend of legacy Tornier’s operating results.

(5)
“Adjusted free cash flow” means legacy Tornier’s net cash flow provided by operating activities for the six months ended June 28, 2015 less instrument investments and plant, property and equipment investments, as adjusted for changes to foreign currency exchange rates.

(6)
“Adjusted total revenue” means legacy Tornier’s total revenue for the six months ended June 28, 2015, as adjusted for changes to foreign currency exchange rates and revenue related to legacy Tornier’s SALTO® ankle products which legacy Tornier divested in connection with the Wright/Tornier merger.

To foster cooperation and communication among executives, the compensation committee places primary emphasis on overall corporate performance goals rather than on individual performance goals. For named executive officers, at least 80% of their legacy Tornier first half of 2015 annual performance incentive plan bonuses were determined based on the achievement of corporate performance goals and only 20% or less were based on achievement of individual performance goals. In addition, no bonus payouts attributable to individual performance were to occur if the threshold adjusted EBITDA corporate performance goal was not achieved.
The individual performance goals used to determine bonuses under legacy Tornier’s plan were management by objectives, known internally as MBOs. Although MBOs are generally two to three written, specific and measurable objectives agreed to and approved by the executive, CEO and compensation committee in the beginning of the year, for 2015, there was just one MBO that applied to all legacy Tornier executives with MBOs for the first half of 2015. The MBO related to activities in anticipation of the integration of legacy Wright and legacy Tornier. It was determined that such integration would be critical to the initial success of the merger and therefore the intent of just one MBO for 2015 was to focus executives on integration. The compensation committee determined that the legacy Tornier named executive officers achieved a 100% achievement of their MBOs.
First Half of 2015 Performance Goals and Actual Bonuses to Legacy Wright Executives. First half of 2015 bonuses to legacy Wright executives, including Messrs. Palmisano, Berry, and Lightman, were based upon achievement of 100% corporate performance goals for Messrs. Palmisano and Berry and 75% corporate performance goals and 25% individual performance goals for Mr. Lightman.
The corporate performance metrics and their weightings for the first half of 2015 are set forth in the table below.

First half of 2015 corporate performance metric	Weighting
Adjusted revenue from continuing operations(1)	67%
Adjusted gross margin from continuing operations(2)	33%
_________________

(1)
This performance measure was calculated using a non-GAAP financial measure, which we believe provides meaningful supplemental information regarding our core operational performance. Adjusted revenue from continuing operations was calculated by excluding (a) the difference in foreign currency to a plan rate and (b) AUGMENT® Bone Graft revenues.

(2)
This performance measure was calculated using a non-GAAP financial measure, which we believe provides meaningful supplemental information regarding our core operational performance. Adjusted gross margin from continuing operations was calculated by excluding (a) the difference in foreign currency to a plan rate; (b) AUGMENT® Bone Graft revenues; and (c) non-cash inventory step-up amortization.

Originally, three corporate performance metrics were selected by legacy Wright, including the two performance metrics described above and a third performance metric that was based on AUGMENT® Bone Graft revenues. However, in June 2015, a decision was made to eliminate the AUGMENT® Bone Graft revenue goal due to the delay in FDA approval of the product, and the remaining two goals were re-weighted as described above.
The percentage of the target bonus earned by bonus objective was based on the following performance levels:

Performance level	Percent of target bonus earned
Minimum	0%
Threshold (50% payout)	50.1% to 99.9%
Target (100% payout)	100%
Above target (150% payout)	100.1% to 150%
High (200% payout)	150.1% to 200%

A legacy Wright participant would not be paid for a performance metric where achievement was below the minimum performance goal. If the target performance goal was exceeded, legacy Wright would pay a bonus in excess of the target performance bonus. However, no legacy Wright participant would be paid an amount which exceeded twice the target performance bonus.
In setting the threshold, target, above target, and high performance achievement levels, legacy Wright considered past performance, market conditions, and the financial, strategic, and operational plans presented by management. When setting the target performance levels, legacy Wright sought to ensure that at- or above-market performance was the goal. For above target performance levels, the achievement levels required “stretch” performance by the management team to achieve this level of performance. At the threshold level, targets would be set on a steeper slope than at the above target/high categories, so that missed target performance would result in more rapidly declining bonus opportunity, and below the threshold level, generally no bonus was paid for that performance level.
The performance level of each corporate performance goal for the first half of 2015 for legacy Wright was based on the following:

Performance level	Adjusted revenue from continuing operations	Adjusted gross margin from continuing operations
Minimum	<$138,400,000	<74.30%
Threshold (50% payout)	$138,400,001 to $150,399,999	74.30% to 75.79%
Target (100% payout)	$150,400,000	75.8%
Above target (150% payout)	$150,400,001 to $155,000,000	75.81% to 76.80%
High (200% payout)	$155,000,001 to $158,000,000	76.81% to 77.80%
For the first half of 2015, adjusted revenue from continuing operations was approximately $155,900,000 and adjusted gross margin from continuing operations was approximately 73.80%. Although the adjusted gross margin from continuing operations goal was not met, legacy Wright determined that a target bonus was appropriate in light of the effect of a shorter performance period on the achievement of that performance goal and the opportunity during the second half of 2015 to improve gross margins. Accordingly, legacy Wright determined that the overall weighted corporate performance achievement rating was 144% of target.
With respect to the individual performance goal component, legacy Wright determined that all legacy Wright executives with an individual performance goal component achieved 100% of their individual performance goals.
Second Half of 2015 Performance Goals and Actual Bonuses. Bonuses under our performance incentive plan to our named executive officers for the second half of 2015 were based upon achievement of four corporate performance goals. To ensure alignment amongst executives at both legacy Wright and legacy Tornier, the corporate performance goals were the same for all plan participants, and were as follows:

1.	2016 Annual Operating Plan: Complete our 2016 annual operating plan and workforce planning by February 2016 board of directors meeting.

2.	HPMS - Total Alignment: Complete High Performance Management System (HPMS) success tree to include the new mission, vision, values, and vital few initiatives for the combined company.

3.
Continue Driving Core Business While Executing Integration: Achieved combined revenue growth of legacy Wright’s U.S. lower extremity and legacy Tornier’s global upper extremity products at 1.5x or greater of market.

4.	Rapid AUGMENT® Adoption: Completed training of greater than 150 foot and ankle surgeons on AUGMENT® Bone Graft.

We selected these performance goals for the second half of 2015 to focus our executives on integrating the businesses of legacy Wright and legacy Tornier as quickly and efficiently as possible, aligning our combined workforce towards our new combined company vision, mission and values, and continuing to grow our core extremities and biologics businesses at above-market growth rates.
In February 2016, the compensation committee determined an overall achievement rating of 150% of target.

Total Performance Incentive Plan Bonuses. The following table sets for the first half of 2015 performance incentive plan bonuses and the second half of 2015 performance incentive plan bonuses for all named executive officers, which bonuses will be paid in March 2016, except in the case of Messrs. McCormick and Van Ummersen who received their first half of 2015 bonuses in October 2015:

Named executive officer	First half of 2015	Second half of 2015	Total
Robert J. Palmisano	$602,004	$645,651	$1,247,655
David H. Mowry	220,870	358,200	579,070
Lance A. Berry	162,113	181,266	343,379
Shawn T McCormick	90,724	141,500	232,224
Gregory Morrison	59,709	115,238	174,947
Terry M. Rich	128,874	187,435	316,309
James A. Lightman	117,084	135,931	253,015
Gordon W. Van Ummersen	87,885	136,884	224,769

Performance Incentive Plan Goals for 2016. In February 2016, the compensation committee approved performance goals for our performance incentive plan for 2016. The 2016 target bonus percentages for our named executive officers did not change from their second half of 2015 levels. Consistent with the design for the second half of 2015 plan, the annual bonus for our CEO will be based 100% on achievement of corporate performance goals, with no individual performance components. Bonuses for our other named executive officers will be based 100% on achievement of corporate performance goals for Messrs. Mowry and Berry and 80% on achievement of corporate performance goals and 20% on achievement of individual goals for Messrs. Morrison and Lightman. Mr. Rich's 2016 bonus will be based 40% on corporate performance goals and 60% on divisional goals. The corporate performance measures for 2016 will be based on our adjusted net sales, adjusted net sales of AUGMENT® Bone Graft, adjusted EBITDA, and adjusted free cash flow.
Additional Short-Term Cash Incentive Bonus to Van Ummersen. In connection with his departure from the company, we paid an additional $100,000 integration bonus to Mr. Van Ummersen, which we agreed to pay him under his resignation agreement and release of claims if he successfully completed the transition of accounts to the purchaser of legacy Tornier’s U.S. SALTO® ankle and certain toe products.
Long-Term Equity-Based Incentive Compensation
Generally. The compensation committee’s primary objectives with respect to long-term equity-based incentives are to align the interests of our executives with the long-term interests of our shareholders, promote stock ownership, and create significant incentives for executive retention. Long-term equity-based incentives typically comprise a significant portion of each named executive officer’s compensation package, consistent with our executive compensation philosophy that at least half of the CEO’s compensation and one-third of other executives’ compensation opportunity should be in the form of stock-based incentive awards.
In June 2015, our shareholders approved the Wright Medical Group N.V. Amended and Restated 2010 Incentive Plan, which we refer to as our stock incentive plan, under which our named executive officers (as well as other executives and key employees) are eligible to receive equity-based incentive awards. For more information on the terms of our stock incentive plan, see “-—Grants of Plan-Based Awards- Wright Medical Group N.V. Amended and Restated 2010 Incentive Plan.” All equity-based incentive awards granted to our named executive officers during 2015 were made under our stock incentive plan.
Types of Equity Grants. Under our long-term incentive grant guidelines, our board of directors, on recommendation of the compensation committee, generally grants three types of equity-based incentive awards to our named executive officers: performance recognition grants, talent acquisition grants, and special recognition grants. On limited occasion, purely discretionary awards may be granted. During 2015, annual performance recognition grants and talent acquisition grants in the form of special, one-time “re-up” grants were made to one or more of our named executive officers, as described in more detail under “—2015 Equity Awards.”
Performance recognition grants are discretionary annual grants that are historically made during mid-year to give the compensation committee another formal opportunity during the year to review executive compensation and recognize executive and other key employee performance. During 2015, annual performance recognition grants were granted in October 2015 after completion of the Wright/Tornier merger as opposed to in mid-year due to restrictive covenants on the grant of new equity awards during the pendency of the merger.
The recipients and size of the annual performance recognition grants are determined based on our long-term incentive grant guidelines. Under our long-term incentive grant guidelines for annual performance recognition grants, named executive officers received a certain percentage of their respective base salaries in stock options and RSU awards. Consistent with the principle that the interests of our executives should be aligned with those of our shareholders and that the portion of an executive’s total compensation that varies with performance and is at risk should increase with the executive’s level of responsibility, incentive grants, expressed as a percentage of base salary and dollar values, increase as an executive’s level of responsibility increases. The incentive grant guidelines were benchmarked by Mercer against our peer group.
The table below describes our long-term incentive grant guidelines for annual performance recognition grants that applied to our named executive officers for 2015. Neither Mr. McCormick nor Mr. Van Ummersen had an incentive grant guideline for 2015 since they were leaving the company.

Named executive officer	Grade level	Incentive grant guideline expressed as % of base salary	Dollar value of incentive grant guideline (1) ($)
Robert J. Palmisano	13	400%	$3,477,600
David H. Mowry	12	250%	1,555,000
Lance A. Berry	11	175%	682,500
Shawn T McCormick	N/A	N/A	N/A
Gregory Morrison	10	125%	456,250
Terry M. Rich	10	100%	384,500
James A. Lightman	10	125%	457,625
Gordon W. Van Ummersen	N/A	N/A	N/A

(1)
The dollar value of the incentive grant guideline that applied for the 2015 equity grants to the legacy Wright executives was based on a base salary that reflected a 4% merit increase rather than the 6% merit increase that they received.

Once the target total long-term equity value was determined for each executive based on the executive’s relevant percentage of base salary, half of the value was provided in stock options and the other half was provided in RSU awards. The reasons why we use stock options and RSU awards are described below under “—Stock Options” and “—RSU Awards.”
Talent acquisition grants are used for new hires. These grants of options and RSU awards are considered and approved by our board of directors, upon recommendation of the compensation committee, as part of the executive’s compensation package at the time of hire (with the grant date and exercise price delayed until the hire date or the first open window period after board approval of the grant). As with our performance recognition grants, the size of our talent acquisition grants is determined by dollar amount (as opposed to number of underlying shares), and under our long-term incentive grant guidelines, is generally two times the long-term incentive grant guidelines for annual performance recognition grants, as recommended by Mercer. We recognize that higher initial grants often are necessary to attract a new executive, especially one who may have accumulated a substantial amount of equity-based long-term incentive awards at a previous employer that would typically be forfeited upon acceptance of employment with us. In some cases, we may need to further increase a talent acquisition grant to attract an executive. Although no talent acquisitions grants were made during 2015, we made special one-time “re-up” grants to all of our named executive officers other than Messrs. McCormick and Van Ummersen in October 2015 together with the annual performance recognition grants. The purpose of these “re-up” grants was to encourage these executives to stay with our combined company after completion of the Wright/Tornier merger by partially restoring their unvested equity retention value and, in some cases, to facilitate the transition of executives into new roles. The amount of these “re-up” grants was based on what we typically grant in connection with talent acquisition grants and was benchmarked by Mercer and found to be aligned with market practice of award sizes for new hires who would similarly have no unvested equity awards.
In addition to our annual performance recognition grants and talent acquisition grants, from time to time, we may make special recognition grants or discretionary grants to executive officers for retention or other purposes. Such grants may vest based on the passage of time and/or the achievement of certain performance goals.
Stock Options. Historically, we have granted stock options to our named executive officers, as well as other key employees. We believe that options effectively incentivize employees to maximize company performance, as the value of awards is directly tied to an appreciation in the value of our ordinary shares. They also provide an effective retention mechanism because of vesting provisions. An important objective of our long-term incentive program is to strengthen the relationship between the long-term value of our ordinary shares and the potential financial gain for employees. Stock options provide recipients with the opportunity to purchase our ordinary shares at a price fixed on the grant date regardless of future market price. The vesting of our stock options is generally time-based, with 25% of the shares underlying the stock option typically vesting on the one-year anniversary of the grant date and the remaining 75% of the underlying shares vesting over a three-year period thereafter in 36 nearly equal monthly installments. Our policy is to grant options only with an exercise price equal to or more than the fair market value of an ordinary share on the grant date.
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
We typically time our option grants to occur on the third trading day after the public release of our financial results for our most recently ended quarter. As a Dutch company, we must comply with Dutch insider trading laws which prohibit option grants when we are aware of material nonpublic information.
RSU Awards. RSU awards are intended to retain key employees, including named executive officers, through vesting periods. RSU awards provide the opportunity for capital accumulation and more predictable long-term incentive value than stock options. All of our RSU awards are a commitment by us to issue ordinary shares at the time the RSU award vests. The specific terms of vesting of an RSU award depends on whether the award is a performance recognition grant or talent acquisition grant. Performance recognition grants of RSU awards are made mid-year and vest in four annual installments on June 1st of each year. Talent acquisition grants of RSU awards to new hires vest in a similar manner, except that the first installment is often pro-rated, depending on the grant date.
2015 Equity Awards. The table below sets forth the number of stock options and RSU awards granted to each of our named executive officers in 2015. Neither Mr. McCormick nor Mr. Van Ummersen received equity awards during 2015 since they were leaving the company.

	Annual performance recognition grants		Special one-time re-up grants
Named executive officer	Stock options	RSU awards	Stock options	RSU awards
Robert J. Palmisano	239,481	82,761	598,702	206,901
David H. Mowry	107,083	37,006	214,167	74,012
Lance A. Berry	47,000	16,242	70,499	24,363
Shawn T McCormick	N/A	N/A	N/A	N/A
Gregory Morrison	31,419	10,858	47,129	16,287
Terry M. Rich	26,478	9,150	39,717	13,726
James A. Lightman	31,514	10,891	47,271	16,336
Gordon W. Van Ummersen	N/A	N/A	N/A	N/A

Additional information concerning the long-term incentive compensation information for our named executive officers for 2015 is included in the Summary Compensation Table and Grants of Plan-Based Awards Table under the heading “Executive Compensation Tables and Narratives.”
All Other Compensation
Retirement Benefits. In 2015, our named executive officers had the opportunity to participate in retirement plans maintained by our operating subsidiaries, including a 401(k) plan, on the same basis as our other employees. We believe these plans provide an opportunity for our executives to plan for and meet their retirement savings needs. Except for these plans, we do not provide pension arrangements or post-retirement health coverage for our employees, including named executive officers. We also do not provide any nonqualified defined contribution or other deferred compensation plans.

Perquisites and Other Benefits. We provide our executive officers with modest perquisites to attract and retain them. The perquisites provided to our executives during 2015 included $1,000 for certain personal insurance premiums and up to $5,000 reimbursement for financial and tax planning and tax preparation. In addition, we are required to provide our CEO additional perquisites under the terms of his employment agreement, which we agreed upon at the time of his initial hiring by legacy Wright to attract him to our company. These additional perquisites include payment of certain legal fees, additional reimbursement for financial and tax planning and tax preparation, a monthly allowance of $7,500 for housing and automobile expenses, reimbursement for reasonable travel expenses between Memphis, Tennessee and his residences, and an annual physical examination. To the extent that the reimbursements for his housing and automobile expenses and travel expenses between Memphis, Tennessee and his residences are not deductible by Mr. Palmisano for income tax purposes, such amounts are “grossed-up” for income tax purposes so that the reimbursed items will be received net of any deduction for income and payroll taxes. We agreed to this gross-up provision at the time of his initial hiring by legacy Wright to attract him to our company and ease the financial burden on him to travel between Memphis, Tennessee and his residences. We believe these perquisites are an important part of our overall compensation package and help us accomplish our goal of attracting, retaining, and rewarding top executive talent. The value of all of the perquisites provided to our named executive officers for 2015 can be found under “Executive Compensation Tables and Narratives—All Other Compensation for 2015-Supplemental.”
Change in Control and Post-Termination Severance Arrangements
Change in Control Arrangements. To encourage continuity, stability and retention when considering the potential disruptive impact of an actual or potential corporate transaction, we have established change in control arrangements, including provisions in our equity-based compensation plans, separation pay agreements with our executives, and our employment agreement with our CEO, which are described in more detail below and under “Executive Compensation Tables and Narratives—Potential Payments Upon a Termination or Change in Control.” These arrangements are designed to incentivize our executives to remain with our company in the event of a change in control or potential change in control.
Both legacy Wright and legacy Tornier had similar provisions that were triggered upon completion of the Wright/Tornier merger. Actual payments and benefits provided to our named executive officers as a result of the merger are described and quantified under “Executive Compensation Tables and Narratives—Potential Payments Upon a Termination or Change in Control—Actual Payments to Named Executive Officers in Connection with the Wright/Tornier Merger.” We believe these provisions served their intended purpose as the management teams of both legacy Wright and legacy Tornier remained intact through the completion of the merger.
Under the terms of our current stock incentive plan and the individual award documents provided to recipients of awards under that plan, all stock options and RSU awards will become immediately vested (and, in the case of options, exercisable) upon the completion of a change in control of our company. For more information, see “Executive Compensation Tables and Narratives—Potential Payments Upon a Termination or Change in Control—Change in Control Arrangements.” Thus, the immediate vesting of stock options and RSU awards is triggered by the change in control, itself, and thus is known as a “single trigger” change in control arrangement. We believe our “single trigger” equity acceleration change in control arrangements provide important retention incentives during what can often be an uncertain time for employees. They also provide executives with additional monetary motivation to focus on and complete a transaction that our board of directors believes is in the best interests of our company and shareholders rather than to seek new employment opportunities. We also believe that the immediate acceleration of equity-based awards aligns the interests of our executives and other employees with those of our shareholders by allowing our executives to participate fully in the benefits of a change in control as to all of their equity. If an executive were to leave before the completion of the change in control, non-vested awards held by the executive would terminate.
In addition, we have entered into an employment agreement with our CEO and separation pay agreements with our other named executive officers and other officers which provide certain payments and benefits in the event of a termination of employment in connection with a change in control. These “double-trigger” change in control protections are intended to induce executives to accept or continue employment with our company, provide consideration to executives for certain restrictive covenants that apply following termination of employment, and provide continuity of management in connection with a threatened or actual change in control transaction. If an executive’s employment is terminated without cause or by the executive for “good reason” (as defined in the agreements) within 12 months (24 months for our CEO) following a change in control, the executive will be entitled to receive a lump sum severance payment and certain benefits. These arrangements and a quantification of the payment and benefits provided under these arrangements are described in more detail under “Executive Compensation Tables and Narratives—Potential Payments Upon a Termination or Change in Control.” These additional payments and benefits will not be triggered just by a change in control, but require a termination event not within the control of the executive, and thus are known as “double trigger” change in control arrangements. As opposed to the immediate acceleration of equity-based awards, we believe that other change in control payments and benefits should properly be tied to termination following a change in control, given the intent that these amounts provide economic security to ease in the executive’s transition to new employment.
We believe our change in control arrangements are an important part of our executive compensation program in part because they mitigate some of the risk for executives working in a smaller company where there is a meaningful likelihood that the company may be acquired. Change in control benefits are intended to attract and retain qualified executives who, absent these arrangements and in anticipation of a possible change in control of our company, might consider seeking employment alternatives to be less risky than remaining with our company through the transaction. We believe that relative to our company’s overall value, our potential change in control benefits are relatively small. We confirm this belief by reviewing a tally sheet for each executive that summarizes the change in control and severance benefits potentially payable to each executive. We also believe that the form and amount of such benefits are reasonable in light of those provided to executives by companies in our peer group and other companies with which we compete for executive talent and the amount of time typically required to find executive employment opportunities. We, thus, believe we must continue to offer such protections to remain competitive in attracting and retaining executive talent.
Other Severance Arrangements. Each of our named executive officers who continued as an executive officer of the combined company is entitled to receive severance benefits upon certain other qualifying terminations of employment, other than a change in control, pursuant to the provisions of an employment agreement for our CEO and separation pay agreements for our other named executive officers. These severance arrangements are intended to induce the executives to accept or continue employment with our company and are primarily intended to retain our executives and provide consideration to those executives for certain restrictive covenants that apply following a termination of employment. Additionally, we entered into these agreements because they provide us valuable protection by subjecting the executives to restrictive covenants that prohibit the disclosure of confidential information during and following their employment and limit their ability to engage in competition with us or otherwise interfere with our business relationships following their termination of employment. For more information on our severance arrangements with our named executive officers, see the discussions below under “—Executive Compensation Tables and Narratives—Potential Payments Upon a Termination or Change in Control.”
In addition, in connection with their departures from the company, we entered into a resignation agreement and release of claims with each of Mr. McCormick and Mr. Van Ummersen, the purpose of which was to provide for: (1) his resignation as an officer effective as of the effective time of the merger and as an employee effective as of the end of a three-month transition period after the merger; (2) payments and benefits to which he is entitled under his employment agreement as a result of the termination of his employment; (3) limited additional payments and benefits described below which he received upon his execution of a release of claims on the last day of his employment; and (4) other provisions standard and customary in this type of agreement. While these severance payments resulted in higher compensation for these executives than in prior years, we believe these payments served their intended purpose of retaining and motivating these executives through the completion of the merger. For more information regarding these agreements, see “—Executive Compensation Tables and Narratives—Summary Compensation Information—Agreements with Other Named Executive Officers.”
Stock Ownership Guidelines
We have established stock ownership guidelines that are intended to further align the interests of our executives with those of our shareholders. Stock ownership targets for each of our executive officers have been set at that number of our ordinary shares with a value equal to a multiple of the executive’s annual base salary, with the multiple equal to four times for our CEO and two times for our other named executive officers. Each of the executive officers has five years from the date of hire or, if the ownership multiple has increased during his or her tenure, five years from the date established in connection with such increase to reach his or her stock ownership targets. Until the applicable stock ownership target is achieved, each executive subject to the guidelines is required to retain an amount equal to 75% of the net shares received as a result of the exercise of stock options or the vesting of RSU awards. If there is a significant decline in the price of our ordinary shares that causes executives to be out of compliance, such executives will be subject to the 75% retention ratio, but will not be required to purchase additional shares to meet the applicable targets. Our compensation committee reports on compliance with the guidelines at least annually to our board of directors.

Named executive officer	Stock ownership target as a multiple of base salary	In compliance (yes/no)
Robert J. Palmisano	4x	Yes
David H. Mowry	2x	Yes
Lance A. Berry	2x	Yes
Gregory Morrison	2x	Yes
Terry M. Rich	2x	Yes
James A. Lightman	2x	Yes

Anti-Hedging and Pledging
Our code of conduct on insider trading and confidentiality prohibits our executive officers from engaging in hedging transactions, such as short sales, transactions in publicly traded options, such as puts, calls and other derivatives, and pledging our ordinary shares.
Clawback Policy
Our stock incentive plan and corporate performance incentive plan contain “clawback” provisions. Under our stock incentive plan, if an executive is determined by the compensation committee to have taken action that would constitute “cause” or an “adverse action,” as those terms are defined in the plan, during or within one year after the termination of the executive’s employment, all rights of the executive under the plan and any agreements evidencing an award then held by the executive will terminate and be forfeited. In addition, the compensation committee may require the executive to surrender and return to us any shares received, and/or to disgorge any profits or any other economic value made or realized by the executive in connection with any awards or any shares issued upon the exercise or vesting of any awards during or within one year after the termination of the executives employment or other service. Under our performance incentive plan, we have the right to take all actions necessary, to recover any awards or amounts paid to any plan participant to the extent required or permitted by applicable laws, rules or regulations, securities exchange listing requirements or any policy of our company implementing the foregoing.
Tax Deductibility of Compensation
In designing our executive compensation program, we consider the deductibility of executive compensation under Code Section 162(m), which provides that we may not deduct more than $1 million paid to certain executive officers, other than “performance-based” compensation meeting certain requirements. Although we recently amended our stock incentive plan to incorporate provisions intended to satisfy the requirements for awarding “performance-based” compensation as defined in Code Section 162(m) under the plan, we did not grant any “performance-based” compensation under the plan during 2015. In addition, while we designed our plan to operate in a manner intended to qualify as “performance-based” under Code Section 162(m), the compensation committee may administer the plan in a manner that does not satisfy the requirements of Code Section 162(m) to achieve a result that the compensation committee determines to be appropriate.

Compensation Committee Report
The compensation committee has reviewed and discussed the foregoing “—Compensation Discussion and Analysis” with our management. Based on this review and these discussions, the compensation committee has recommended to our board of directors that the foregoing “—Compensation Discussion and Analysis” be included in our annual report on Form 10-K for the year ended December 27, 2015.
Compensation Committee

Sean D. Carney
John L. Miclot
Elizabeth H. Weatherman

Executive Compensation Tables and Narratives
Summary Compensation Information
The table below provides summary information concerning all compensation awarded to, earned by, or paid to the individuals that served as our principal executive officer or principal financial officer during the year ended December 27, 2015 and other named executive officers for each of the last three fiscal years of which they served as an executive officer.
SUMMARY COMPENSATION TABLE - 2015

Name and principal position	Year	Salary(1) ($)	Bonus(2) ($)	Stock awards(3) ($)	Option awards(4) ($)	Non-equity incentive plan compensation(5) ($)	All other compen-sation(6) ($)	Total ($)
Robert J. Palmisano(7) President and Chief Executive Officer and Executive Director	2015	222,068	—	5,972,830	5,914,722	1,247,655	1,668,463	15,025,738
David H. Mowry(8) Executive Vice President and Chief Operating Officer and Executive Director	2015	544,527	—	2,289,191	2,266,933	579,070	947,471	6,627,192
	2014	548,613	—	649,995	655,281	568,632	7,350	2,375,238
	2013	444,334	—	687,758	689,921	513,999	27,673	1,955,971
Lance A. Berry(9) Senior Vice President and Chief Financial Officer	2015	105,894	—	837,275	829,143	343,379	253,346	2,369,037
Shawn T McCormick(10) Former Chief Financial Officer	2015	368,935	—	—	—	232,224	1,144,672	1,745,831
	2014	364,433	—	456,450	217,703	211,098	4,773	1,254,457
	2013	354,411	—	240,848	241,636	47,686	3,707	888,288
Gregory Morrison(11) Senior Vice President, Human Resources	2015	316,467	—	559,730	554,282	174,947	566,958	2,172,384
	2014	297,730	—	658,265	178,716	137,194	6,954	1,278,859
Terry M. Rich(12) Senior Vice President, U.S. Commercial Operations	2015	363,097	—	471,703	467,112	316,309	475,419	2,093,640
	2014	368,726	—	458,941	220,230	380,525	—	1,428,422
	2013	358,823	—	244,116	244,915	16,093	—	863,947
James A. Lightman(13) Senior Vice President, General Counsel and Secretary	2015	97,295	—	561,420	555,955	253,015	285,730	1,753,415
Gordon W. Van Ummersen(14) Former Senior Vice President, Global Product Delivery	2015	357,149	—	—	—	324,769	1,107,650	1,789,568
	2014	325,533	—	408,842	169,712	207,951	37,350	1,149,388
	2013	196,314	80,000	475,161	476,721	26,414	21,510	1,276,120
____________________

(1)	Five percent of each of Mr. Palmisano’s and Mr. Mowry’s annual base salary was allocated to his service as an executive director and member of our board of directors.

(2)
We generally do not pay any discretionary bonuses or bonuses that are subjectively determined and did not pay any such bonuses to any named executive officers in 2015. Annual cash incentive bonus payouts based on performance against pre-established performance goals under our performance incentive plan are reported in the “Non-equity incentive plan compensation” column.

(3)
Amounts reported represent the aggregate grant date fair value for RSU awards granted to each named executive officer computed in accordance with FASB ASC Topic 718. The grant date fair value is determined based on the per share closing sale price of our ordinary shares on the grant date.

(4)
Amounts reported represent the aggregate grant date fair value for option awards granted to each named executive officer computed in accordance with FASB ASC Topic 718. The grant date fair value is determined based on our Black-Scholes option pricing model. The table below sets forth the specific assumptions used in the valuation of each such option award:

Grant date	Grant date fair value per share ($)	Risk free interest rate	Expected life	Expected volatility	Expected dividend yield
10/13/2015	7.06	1.375%	6.08 years	32.70%	—
08/12/2014	9.87	1.900%	6.10 years	45.10%	—
08/09/2013	9.03	1.700%	6.11 years	46.58%	—
02/26/2013	7.92	1.000%	6.11 years	47.21%	—

(5)
Amounts reported for 2015 represent payouts under our performance incentive plan for second half of 2015 performance and amounts paid under legacy Tornier’s and legacy Wright's performance incentive plan for first half of 2015 performance. In addition, the amount reported for Mr. Van Ummersen includes a $100,000 integration bonus that was paid on December 31, 2015 pursuant to the terms of his resignation agreement and release of claims. Amounts reflected for each year reflect the amounts earned for that year but paid during the following year, except in the case of Mr. McCormick and Mr. Van Ummersen for 2015 since they received their first half of 2015 payouts in 2015 and Mr. Mowry for 2014 when $330,000 of his target incentive payout was paid at the end of 2014.

(6)	Amounts reported in this column for 2015 are described under “- All Other Compensation for 2015 - Supplemental.”

(7)
Mr. Palmisano was appointed our President and Chief Executive Officer effective upon completion of the Wright/Tornier merger, on October 1, 2015. Prior to such time, Mr. Palmisano served as President and Chief Executive Officer of Wright Medical Group, Inc. and, in such capacity, earned or was awarded or paid salary and other compensation by legacy Wright prior to October 1, 2015, which amounts are not included in the above table.

(8)
Mr. Mowry was appointed our Executive Vice President and Chief Operating Officer effective upon completion of the Wright/Tornier merger, on October 1, 2015. Mr. Mowry served as our President and Chief Executive Officer from November 12, 2012 to October 1, 2015.

(9)
Mr. Berry was appointed our Senior Vice President and Chief Financial Officer effective upon completion of the Wright/Tornier merger, on October 1, 2015. Prior to such time, Mr. Berry served as Senior Vice President and Chief Financial Officer of Wright Medical Group, Inc. and, in such capacity, earned or was paid salary and other compensation by legacy Wright prior to October 1, 2015, which amounts are not included in the above table.

(10)
Mr. McCormick served as our Chief Financial Officer until completion of the Wright/Tornier merger, on October 1, 2015 and after such date remained as an employee though January 1, 2016, Mr. McCormick currently serves as one of our independent consultants.

(11)
Mr. Morrison was appointed our Senior Vice President, Human Resources effective upon completion of the Wright/Tornier merger, on October 1, 2015. Mr. Morrison served as our Senior Vice President, Global Human Resources and HPMS prior to such time.

(12)
Mr. Rich was appointed our President, Upper Extremities effective upon completion of the Wright/Tornier merger, on October 1, 2015. Mr. Rich served as our Senior Vice President, U.S. Commercial Operations prior to such time.

(13)
Mr. Lightman was appointed our Senior Vice President, General Counsel and Secretary effective upon completion of the Wright/Tornier merger, on October 1, 2015. Prior to such time, Mr. Lightman served as Senior Vice President, General Counsel and Secretary of Wright Medical Group, Inc. and, in such capacity, earned or was paid salary and other compensation by legacy Wright prior to October 1, 2015, which amounts are not included in the above table.

(14)
Mr. Van Ummersen served as our Senior Vice President, Global Product Delivery until completion of the Wright/Tornier merger, on October 1, 2015 and after such date remained as an employee though December 31, 2015.

Agreements with Robert J. Palmisano. Effective October 1, 2015, we entered into a service agreement and one of our subsidiaries entered into an employment agreement with Robert J. Palmisano, our President and Chief Executive Officer.
The service agreement deals with certain Dutch law matters relating to Mr. Palmisano’s role as an executive director. Under the terms of the service agreement, we have allocated a portion of Mr. Palmisano’s annual base salary to his service as an executive director, which amounts are paid after deduction of applicable withholdings for taxes and social security contributions. In addition, under the terms of the service agreement, we have agreed to provide Mr. Palmisano with indemnification and director and officer liability insurance, on terms and conditions that are at least as favorable to Mr. Palmisano as those then provided to any other current or former director or executive officer of our company or any of our affiliates.
The employment agreement provides that during the term of the agreement, Mr. Palmisano will serve as President and Chief Executive Officer of our company and each principal operating subsidiary and will report to our Chairman of the Board and board of directors. During the term, Mr. Palmisano shall be nominated by our board of directors for election as an executive director and a member of our board of directors at each annual general meeting of shareholders. The employment agreement expires on December 31, 2018, subject to earlier termination under certain circumstances. Commencing on October 1, 2017 and on each anniversary thereafter, the term will automatically extend for an additional one-year period, unless at least 30 days prior to such date, either party gives notice of non-extension to the other.
With respect to compensation, the employment agreement establishes an annual base salary for Mr. Palmisano at $886,200 and provides that our board of directors will review his compensation at least annually for any increase. The employment agreement acknowledges that a certain percentage of Mr. Palmisano’s base salary will be paid by Wright Medical Group N.V. in consideration for his services as an executive director of Wright Medical Group N.V. under the service agreement described above. The employment agreement provides that Mr. Palmisano is eligible to receive an annual performance incentive bonus pursuant to the Wright Medical Group N.V. Performance Incentive Plan and, if applicable, the Wright Medical Group N.V. Amended and Restated 2010 Incentive Plan, depending on whether, and to what extent, certain performance goals established by the compensation committee for such year have been achieved. The amount of the performance incentive bonus payable to Mr. Palmisano will be targeted at 100% of his annual base salary and will not exceed 200% of his annual base salary. The employment agreement provides that Mr. Palmisano will receive an annual equity grant under our stock incentive plan (or any successor plan) equal to 300% of his annual base salary, and comprised 50% non-qualified stock options and 50% RSU awards, unless the board of directors establishes a different percentage as specified in the agreement. In addition, the employment agreement provides that Mr. Palmisano is eligible to participate in the fringe benefit programs, including those for medical and disability insurance and retirement benefits that we generally make available to our executive officers from time to time. During the term, Mr. Palmisano will be reimbursed for up to $1,000 for personal insurance premiums, other than for insurance coverage that pays for medical, prescription drug, dental, vision, or other medical care expenses. In addition, he may elect, in accordance with our cafeteria plan rules, not to participate in the medical and disability insurance programs provided by us, in which case, we will pay him up to $900 per month (or such greater amount that we would otherwise pay for medical and disability coverage for him and his spouse under our benefits programs). Mr. Palmisano is also entitled to receive reimbursement for up to $15,000 for financial and tax planning and tax preparation, and an annual physical examination at our expense. The employment agreement also provides for a monthly allowance of $7,500 for housing and automobile expenses, and Mr. Palmisano will be reimbursed for reasonable travel expenses between Memphis, Tennessee and his residences. To the extent that these reimbursements are not deductible by Mr. Palmisano for income tax purposes, such amounts will be “grossed-up” for income tax purposes so that the reimbursed items will be received net of any deduction for income and payroll taxes. The employment agreement contains severance provisions as described in more detail under “—Potential Payments Upon a Termination or Change in Control.” We have guaranteed the obligations of our subsidiary under Mr. Palmisano’s employment agreement.
Mr. Palmisano and one of our subsidiaries also entered into a confidentiality, non-competition, non-solicitation and intellectual property rights agreement, pursuant to which Mr. Palmisano agreed to certain covenants that impose obligations on him regarding confidentiality of information, transfer of inventions, non-solicitation of employees, customers and suppliers, and non-competition with our business.
Agreements with Other Named Executive Officers. Effective October 1, 2015, we entered into a service agreement with David H. Mowry, our Executive Vice President and Chief Operating Officer and an executive director, which deals with certain Dutch law matters relating to Mr. Mowry’s role as an executive director. The terms of the service agreement are substantially similar to the service agreement with Mr. Palmisano, as described above.

Mr. Mowry and the other named executive officers who are currently executive officers and one of our subsidiaries also entered into confidentiality, non-competition, non-solicitation and intellectual property rights agreements. The material terms of these agreements are substantially similar to the agreement with Mr. Palmisano, as described above. In addition, through one of our subsidiaries, we have entered into separation pay agreements with our named executive officers who are currently executive officers, other than Mr. Palmisano, which agreements are described in more detail under “—Potential Payments Upon a Termination or Change in Control.”
Immediately prior to the completion of the Wright/Tornier merger, legacy Tornier entered into a resignation agreement and release of claims with each of Mr. McCormick and Mr. Van Ummersen, the purpose of which was to provide for: (1) his resignation as an officer effective as of the effective time of the merger and as an employee effective as of the end of a three-month transition period after the merger; (2) payments and benefits to which he is entitled under his employment agreement as a result of the termination of his employment; (3) limited additional payments and benefits described below which he received upon his execution of a release of claims on the last day of his employment; and (4) other provisions standard and customary in this type of agreement. With respect to the payments and benefits, the agreements provided that Mr. McCormick and Mr. Van Ummersen would receive: (1) no change to his base salary during the transition period of time after the merger during which he remained an employee; (2) no future equity grants; (3) a change in control payment equal to one year base salary and his full target annual bonus, which would be paid in one lump sum within 15 days of his termination date in accordance with the terms of his employment agreement; (4) health insurance benefits in accordance with the terms of his employment agreement; and (5) a pro-rated bonus calculated under the terms of legacy Tornier’s corporate performance incentive plan and a pro-rated bonus calculated under the terms of our performance incentive plan, in each case based on his current incentive target pursuant to the terms thereof. In addition, under the terms of his agreement, Mr. Van Ummersen was eligible to receive a $100,000 integration bonus on December 31, 2015 if he successfully completed the transition of accounts to the purchaser of legacy Tornier’s U.S. SALTO® ankle and certain toe products. All amounts paid or to be paid to Mr. McCormick and Mr. Van Ummersen under their resignation agreements are reflected in the Summary Compensation Table.
In January 2016, upon completion of his employment, Tornier Inc. entered into a consulting agreement with Mr. McCormick pursuant to which he serves as an independent consultant in exchange for a consulting fee of $1,000 per month through the end of September 2016. His consulting payments which began in January 2016 are dependent upon his provision of future consulting services and are not reflected in the Summary Compensation Table.
Indemnification Agreements. We have entered into indemnification agreements with all of our named executive officers. The indemnification agreements are governed by the laws of the State of Delaware (USA) and provide, among other things, for indemnification to the fullest extent permitted by law and our articles of association against any and all expenses (including attorneys’ fees) and liabilities, judgments, fines and amounts paid in settlement that are paid or incurred by the executive or on his or her behalf in connection with such action, suit or proceeding. We will be obligated to pay these amounts only if the executive acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interests of our company. The indemnification agreements provide that the executive will not be indemnified and expenses advanced with respect to an action, suit or proceeding initiated by the executive unless (i) so authorized or consented to by our board of directors or the company has joined in such action, suit or proceeding or (ii) the action, suit or proceeding is one to enforce the executive’s rights under the indemnification agreement. The company’s indemnification and expense advance obligations are subject to the condition that an appropriate person or body not party to the particular action, suit or proceeding shall not have determined that the executive is not permitted to be indemnified under applicable law. The indemnification agreements also set forth procedures that apply in the event an executive requests indemnification or an expense advance.

All Other Compensation for 2015 - Supplemental. The table below provides information concerning amounts reported in the “All other compensation” column of the Summary Compensation Table for 2015 with respect to each named executive officer. Additional detail on these amounts are provided below the table.

Name	Equity award acceleration $	Sever- ance benefits $	Retirement benefits $	Housing/ car allowance $	Commu-ting expense $	Financial planning $	Insurance premium $	Gross-up $	Other $	Total other compen-sation $
Mr. Palmisano	1,478,050	—	8,539	43,450	50,000	5,000	—	12,254	71,170	1,668,463
Mr. Mowry	942,396	—	450	—	—	—	—	—	4,625	947,471
Mr. Berry	243,307	—	10,039	—	—	—	—	—	—	253,346
Mr. McCormick	564,295	570,000	10,377	—	—	—	—	—	—	1,144,672
Mr. Morrison	541,457	—	7,350		—	—	—	—	18,151	566,958
Mr. Rich	475,419	—	—	—	—	—	—	—	—	475,419
Mr. Lightman	285,730	—	—	—	—	—	—	—	—	285,730
Mr. Van Ummersen	548,379	551,538	7,733	—	—	—	—	—	—	1,107,650

Acceleration of Legacy Wright and Legacy Tornier Equity Awards in Connection with Wright/Tornier Merger. Pursuant to their terms, all legacy Wright and legacy Tornier equity awards that were outstanding as of immediately prior to the effective time of the Wright/Tornier merger automatically accelerated in full in connection with the merger and all legacy Wright equity awards converted into our ordinary shares or options to purchase our ordinary shares based on the exchange ratio used in the merger. The value of this automatic acceleration of equity awards held by each of the named executive officers is reflected in the “All other compensation” column of the Summary Compensation Table. The value of each unvested restricted share or RSU award is calculated based on $20.67, the closing price of our ordinary shares on the closing date of the merger as reported by the NASDAQ Global Select Market, and the value of each unvested stock option is calculated based on the difference between $20.67 and the exercise price of each option.
Severance Benefits. As previously described, we entered into a resignation agreement and release of claims with each of Mr. McCormick and Mr. Van Ummersen. Amounts paid or accrued under these agreements are reflected in the “Severance benefits” column of the above supplemental table for “All other compensation.”
Retirement Benefits. Under the 401(k) Plan of legacy Wright and legacy Tornier, participants, including our named executive officers, may voluntarily request that we reduce his or her pre-tax compensation and contribute such amounts to the 401(k) plan’s trust up to certain statutory maximums. We contribute matching contributions in an amount equal to 3% of the participant’s eligible earnings for a pay period, or if less, 50% of the participant’s pre-tax 401(k) contributions (other than catch-up contributions) for that pay period.  We do not provide any nonqualified defined contribution or other deferred compensation plans for our executives.
Relocation Benefits. Mr. Mowry and Mr. Morrison received relocation expense reimbursements that are reflected in the "Other" column of the above supplemental table for "All other compensation."
Perquisites and Personal Benefits. The only perquisites and personal benefits provided to our named executive officers are $1,000 for certain personal insurance premiums and up to $5,000 reimbursement for financial and tax planning and tax preparation, except in the case of Mr. Palmisano who is entitled to certain additional perquisites and personal benefits under his employment agreement, including up to $15,000 reimbursement for financial and tax planning and tax preparation, a monthly allowance of $7,500 for housing and automobile expenses, reimbursement for reasonable travel expenses between Memphis, Tennessee and his residences, and an annual physical examination. To the extent that the reimbursements for his housing and automobile expenses and travel expenses between Memphis, Tennessee and his residences are not deductible by Mr. Palmisano for income tax purposes, such amounts are “grossed-up” for income tax purposes so that the reimbursed items will be received net of any deduction for income and payroll taxes. In addition, during 2015, we paid $71,170 in legal fees and expenses incurred by Mr. Palmisano in connection with the negotiation of his new employment agreement, which is reflected in the “Other” column of the above supplemental table for “All other compensation.”

Grants of Plan-Based Awards
The table below provides information concerning grants of plan-based awards to each of our named executive officers during the year ended December 27, 2015. Non-equity incentive plan-based awards were granted to our named executive officers under our performance incentive plan and the performance incentive plan of legacy Tornier, the material terms of which are described under “—Compensation Discussion and Analysis.” Stock awards (in the form of RSU awards) and option awards were granted under our stock incentive plan. The material terms of these awards and the material plan provisions relevant to these awards are described under “—Compensation Discussion and Analysis,” or in the notes to the table below or the narrative following the table below. We did not grant any “equity incentive plan” awards within the meaning of the SEC rules during the year ended December 27, 2015.
GRANTS OF PLAN-BASED AWARDS - 2015

		Board approval date	Estimated future payouts under non-equity incentive plan awards(1)			All other stock awards: number of shares of stock or units(4) (#)	All other option awards: number of securities underlying options(5) (#)	Exercise or base price of option awards ($/Sh)	Grant date fair value stock and option awards(6) ($)
Name	Grant date		Thres-hold(2) ($)	Target ($)	Maxi-mum(3) ($)
Robert J. Palmisano
Cash incentive award(7)	N/A	10/13/15	—	443,100	886,200	—	—	—	—
Stock option	10/13/15	10/13/15	—	—	—	—	838,183	20.62	5,914,722
Stock grant	10/13/15	10/13/15	—	—	—	289,662	—	—	5,972,830
David H. Mowry
Cash incentive award	N/A	02/13/15	11,440	228,800	343,200	—	—	—	—
Cash incentive award	N/A	10/13/15	—	248,800	497,600	—	—	—	—
Stock option	10/13/15	10/13/15	—	—	—	—	321,250	20.62	2,266,933
Stock grant	10/13/15	10/13/15	—	—	—	111,018	—	—	2,289,191
Lance A. Berry
Cash incentive award(7)	N/A	10/13/15	—	129,188	258,375	—	—	—	—
Stock option	10/13/15	10/13/15	—	—	—	—	117,499	20.62	829,143
Stock grant	10/13/15	10/13/15	—	—	—	40,605	—	—	837,275
Shawn T McCormick
Cash incentive award	N/A	02/13/15	4,717	94,333	141,500	—	—	—	—
Cash incentive award	N/A	10/13/15	—	94,333	188,667	—	—	—	—
Gregory Morrison
Cash incentive award	N/A	02/13/15	3,120	62,400	93,601	—	—	—	—
Cash incentive award	N/A	10/13/15	—	91,250	182,500	—	—	—	—
Stock option	10/13/15	10/13/15	—	—	—	—	78,548	20.62	554,282
Stock grant	10/13/15	10/13/15	—	—	—	27,145	—	—	559,730
Terry M. Rich
Cash incentive award	N/A	02/13/15	7,209	144,181	216,271	—	—	—	—
Cash incentive award	N/A	10/13/15	—	124,957	249,913	—	—	—	—
Stock option	10/13/15	10/13/15	—	—	—	—	66,195	20.62	467,112
Stock grant	10/13/15	10/13/15	—	—	—	22,876	—	—	471,703
James A. Lightman
Cash incentive award(7)	N/A	10/13/15	—	93,275	186,550	—	—	—	—
Stock option	10/13/15	10/13/15	—	—	—	—	78,785	20.62	555,955
Stock grant	10/13/15	10/13/15	—	—	—	27,227	—	—	561,420
Gordon W. Van Ummersen
Cash incentive award	N/A	02/13/15	4,563	91,256	136,884	—	—	—	—
Cash incentive award	N/A	10/01/15	—	100,000	—	—	—	—	—
Cash incentive award	N/A	10/13/15	—	91,256	182,513	—	—	—	—
____________________

(1)
Amounts reported represent estimated future payouts under legacy Tornier’s performance incentive plan for first half of 2015 performance and our performance incentive plan for second half of 2015 performance. Legacy Tornier’s performance incentive plan for first half of 2015 performance was approved by our board of directors on February 13, 2015, and our performance incentive plan for second half of 2015 performance was approved by our board of directors on October 13, 2015. See note (7) below regarding legacy Wright’s performance incentive plan for first half of 2015 performance. Actual payouts under these performance incentive plans are reflected in the “Non-equity incentive compensation” column of the Summary Compensation Table. In addition, the amount reported for Mr. Van Ummersen reflects an estimated future payout under an integration bonus pursuant to the terms of his resignation agreement and release of claims.

(2)	Threshold amounts for awards payable under the performance incentive plans assume the satisfaction of the threshold level of the lowest weighted corporate performance goal.

(3)
Maximum amounts reflect payouts at a maximum rate of 150% of target for legacy Tornier’s performance incentive plan for first half of 2015 performance and 200% of target for our performance plan for second half of 2015 performance.

(4)
Amounts reported represent stock grants in the form of RSU awards granted under our stock incentive plan. The RSU awards granted on October 13, 2015 vest and become issuable over time, with the last tranche becoming issuable on June 1, 2019, in each case, so long as the individual remains an employee or consultant of our company.

(5)
Amounts reported represent options granted under our stock incentive plan. All options have a ten-year term and vest over a four-year period, with 25% of the underlying shares vesting on the one-year anniversary of the grant date and the remaining 75% of the underlying shares vesting over a three-year period thereafter in 36 as nearly equal as possible monthly installments.

(6)	See notes (3) and (4) to the Summary Compensation Table for a discussion of the assumptions made in calculating the grant date fair value of stock awards and option awards.

(7)
Does not include cash incentive award grants by legacy Wright for first half of 2015 performance since Mr. Palmisano, Mr. Berry, and Mr. Lightman were not executive officers of our company as of the grant of such awards.

Tornier N.V. Corporate Performance Incentive Plan. Under the terms of the Tornier N.V. Corporate Performance Incentive Plan, executives, as well as other employees of legacy Tornier, earned cash incentive bonuses based on the financial or other performance of legacy Tornier during the first half of 2015 and individual objectives. The material terms of the plan are described in detail under “-Compensation Discussion and Analysis-Short-Term Cash Incentive Compensation.”
Wright Medical Group, Inc. Performance Incentive Plan. Under the terms of the Wright Medical Group, Inc. Performance Incentive Plan, executives, as well as other employees of legacy Wright, earned cash incentive bonuses based on the financial or other performance of legacy Wright during the first half of 2015 and individual objectives. The material terms of the plan are described in detail under “-Compensation Discussion and Analysis-Short-Term Cash Incentive Compensation.”
Wright Medical Group N.V. Performance Incentive Plan. Under the terms of the Wright Medical Group N.V. Performance Incentive Plan, our named executive officers, as well as other employees, earned cash incentive bonuses based on our financial performance for the second half of 2015. The material terms of the plan are described in detail under “-Compensation Discussion and Analysis-Short-Term Cash Incentive Compensation.”
Wright Medical Group N.V. Amended and Restated 2010 Incentive Plan. At an extraordinary general meeting of shareholders held on June 18, 2015, our shareholders approved the Wright Medical Group N.V. Amended and Restated 2010 Incentive Plan, which permits the grant of a wide variety of stock-based and cash-based awards, including incentive and non-qualified options, stock appreciation rights, stock grants, stock unit grants, cash-based awards, and other stock-based awards. Our stock incentive plan is designed to assist us in attracting and retaining employees, directors and consultants, provide an additional incentive to such individuals to work to increase the value of our ordinary shares, and provide such individuals with a stake in our future which corresponds to the stake of our shareholders.
The stock incentive plan reserves for issuance a number of ordinary shares equal to the sum of (i) the number of ordinary shares available for grant under the Tornier N.V. Amended and Restated Stock Option Plan as of February 2, 2011 (not including issued or outstanding shares granted pursuant to options under such plan as of such date), which was 1,199,296; (ii) the number of ordinary shares forfeited upon the expiration, cancellation, forfeiture, cash settlement, or other termination following February 2, 2011 of an option outstanding as of February 2, 2011 under our prior stock option plan; and (iii) 8,200,000. As of December 27, 2015, 2,910,716 ordinary shares remained available for grant under the stock incentive plan, and there were 6,022,912 ordinary shares covering outstanding awards under such plan as of such date. For purposes of determining the remaining ordinary shares available for grant under the stock incentive plan, to the extent that an award expires or is cancelled, forfeited, settled in cash, or otherwise terminated without a delivery to the participant of the full number of ordinary shares to which the award related, the undelivered ordinary shares will again be available for grant. Any ordinary shares withheld to satisfy tax withholding obligations in respect of awards issued under the plan, any ordinary shares withheld to pay the exercise price of awards issued under the plan and any ordinary shares not issued or delivered as a result of the “net exercise” of an outstanding option after June 18, 2015 are counted against the ordinary shares authorized for issuance under the plan.

The maximum aggregate number of ordinary shares subject to non-employee director awards to any one non-employee director in any one fiscal year may not exceed 100,000 ordinary shares; provided that such limit will not apply to any election by a non-employee director to receive shares in lieu of cash retainers and meeting fees. The following additional limits apply to awards payable to any participant in any calendar year. With respect to awards of stock options and SARs, no more than 2,000,000 ordinary shares may underlie awards issued to any one participant in a calendar year. For cash-based awards, no more than $5,000,000 may be payable to any one participant in a calendar year, and for any other award based on, denominated in or otherwise related to shares, no more than 2,000,000 ordinary shares may be issued to any one participant in a calendar year.
The total number of ordinary shares available for issuance under the stock incentive plan, the number of ordinary shares subject to outstanding awards and the sub-limits on certain types of award grants are subject to adjustment in the event of any reorganization, merger, consolidation, recapitalization, liquidation, reclassification, stock dividend, stock split, combination of shares, rights offering, divestiture, or extraordinary dividend (including a spin off) or any other similar change in our corporate structure or ordinary shares.
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
Under the terms of the stock incentive plan, stock options must be granted with a per share exercise price equal to at least 100% of the fair market value of an ordinary share on the grant date. For purposes of the plan, the fair market value of an ordinary share is the closing sale price of our ordinary shares, as reported by the NASDAQ Global Select Market. We set the per share exercise price of all stock options granted under the plan at an amount at least equal to 100% of the fair market value of our ordinary shares on the grant date. Options become exercisable at such times and in such installments as may be determined by our board of directors, provided that most options may not be exercisable after 10 years from their grant date. The vesting of our stock options is generally time-based and is as follows: 25% of the shares underlying the stock option vest on the one-year anniversary of the grant date and the remaining 75% of the underlying shares vest over a three-year period thereafter in 36 as nearly equal as possible monthly installments, in each case so long as the individual remains an employee or consultant of our company.
Currently, optionees must pay the exercise price of stock options in cash, except that the compensation committee may allow payment to be made (in whole or in part) by a “cashless exercise” effected through an unrelated broker through a sale on the open market, by a “net exercise” of the option, or by a combination of such methods. In the case of a “net exercise” of an option, we will not require a payment of the exercise price of the option from the grantee but will reduce the number of our ordinary shares issued upon the exercise by the largest number of whole shares that has a fair market value that does not exceed the aggregate exercise price for the shares exercised under this method.
Under the terms of the grant certificates under which stock options have been granted to our named executive officers, if an executive’s employment or service with our company terminates for any reason, other than upon a “life event,” the unvested portion of the option will immediately terminate and the executive’s right to exercise the then vested portion of the option will immediately terminate, if the executive’s employment or service relationship with our company terminated for cause or continue for a period of 90 days if the executive’s employment or service relationship with our company terminated for any reason, other than for cause or upon death or disability. Upon a “life event,” defined as the executive’s death, disability or qualified retirement, a pro rata portion of the unvested portion of the option will immediately vest and the remaining unvested portion will immediately terminate and the executive’s right to exercise the then vested portion of the option will continue for a period of one year if the executive’s employment or service relationship with our company terminated as a result of his or her death or disability or continue for a period of 90 days if the executive’s employment or service relationship with our company terminated by reason of a qualified retirement.
Stock grants under the plan are made in the form of RSU awards and assuming the recipient continuously provides services to our company (whether as an employee or as a consultant) typically vest and the ordinary shares underlying such awards are issued over time. The specific terms of vesting of an RSU award depend upon whether the award is a performance recognition grant, talent acquisition grant, special recognition grant, or discretionary grant. Performance recognition grants are typically made in mid-year and vest, or become issuable, in four as nearly equal as possible annual installments on June 1st of each year. Promotional performance recognition grants and talent acquisition grants granted to promoted employees and new employees and special recognition grants vest in a similar manner, except that the first installment is pro-rated, depending upon the grant date. Grants also may vest upon the achievement of certain financial performance goals.

As a condition of receiving stock options or RSU awards, recipients, including our named executive officers, must agree to pay all applicable tax withholding obligations in connection with the awards, and in the case of our RSU grants, must agree upon acceptance of the award to a “sell-to-cover” instruction pursuant to which the executive gives instructions to, and authorizes, a brokerage firm to sell on the executive’s behalf that number of ordinary shares issuable upon vesting of the RSU award as determined to be appropriate to generate cash proceeds sufficient to satisfy any applicable tax withholding obligations.
Under the terms of the grant certificates under which RSU awards have been granted to the named executive officers, if an executive’s employment or service with our company terminates for any reason, other than death or disability or a qualified retirement, the unvested portion of the RSU award will immediately terminate. Upon an executive’s death, the unvested portion of the RSU award will immediately vest and the underlying shares will become issuable. Upon the termination of an executive’s employment or service relationship due to the executive’s disability or a qualified retirement, a pro rata portion of the unvested RSU award will immediately vest and such underlying shares will become issuable and the remaining unvested portion will immediately terminate.
Cash-based awards may be granted to participants in such amounts and upon such terms as the committee may determine. The terms and conditions applicable to cash-based awards will be evidenced by an award agreement with the grantee. Each cash-based award will specify a payment amount or payment range as determined by the committee. If the cash-based awards are subject to performance goals, the number and/or value of cash-based awards that will be paid out to the participant will depend on the extent to which the performance goals and any other non-performance terms are met.
With respect to awards that the committee determines are intended to qualify as exempt performance-based compensation under Code Section 162(m) (162(m) awards), the committee will pre-establish, in writing and no later than 90 days after the commencement of the period of service to which the performance relates (or at such earlier time as is consistent with qualifying the 162(m) award for such exemption), one or more performance goals applicable to such 162(m) awards, the amount or amounts that will be payable or earned if the performance goals are achieved, and such other terms and conditions as the committee deems appropriate with respect to such awards. At the close of the applicable performance period, the committee will certify whether the applicable performance goals have been attained, and no amount will be paid under 162(m) awards unless the performance goal or goals applicable to the payment of such 162(m) awards have been so certified. The committee may, in its sole and absolute discretion (either in individual cases or in ways that affect more than one participant), reduce the actual payment, if any, to be made under 162(m) awards to the extent consistent with the performance-based compensation exemption.
The incentive plan provides that grants of performance awards may be made subject to achieving “performance goals” over a specified performance period. Performance goals with respect to those awards that are intended to qualify as “performance-based compensation” for purposes of Code Section 162(m) are limited to an objectively determinable measure of performance relating to any, or any combination of, the following (measured either absolutely or by reference to an index or indices or the performance of one or more companies and determined either on a consolidated basis or, as the context permits, on a divisional, subsidiary, line of business, project or geographical basis or in combinations thereof and subject to such adjustments, if any, as the committee specifies, consistent with the requirements of Code Section 162(m)): sales revenue, operating income before or after taxes, net income before or after taxes, net income before securities transactions, net or operating income excluding non-recurring charges, return on assets, return on equity, return on capital, market share, earnings per share, cash flow, revenue, revenue growth, expenses, stock price, dividends, total stockholder return, price/earnings ratio, market capitalization, book value, product quality, customer retention, unit sales, strategic business objectives or any other performance measure deemed appropriate by the committee in its discretion.
Other stock-based or stock-related awards (including the grant or offer for sale of unrestricted ordinary shares or the payment in cash or otherwise of amounts based on the value of ordinary shares) may be granted in such amounts and subject to such terms and conditions (including performance goals) as determined by the committee. Each other stock-based award shall be expressed in terms of ordinary shares or units based on ordinary shares, as determined by the committee. Other stock-based awards will be paid in cash or ordinary shares, as determined by the committee.
With the exception of stock options and SARs, awards under the incentive plan may, in the committee’s discretion, earn dividend equivalents with respect to the cash or stock dividends or other distributions that would have been paid on ordinary shares covered by such award had such shares been issued and outstanding on the dividend payment date. Such dividend equivalents will be converted to cash or additional ordinary shares by such formula and at such time and subject to such limitations as determined by the committee. Dividend equivalents will be accrued for the account of the participant and will be paid to the participant on the date on which the corresponding awards are exercised, settled, paid, or become free of restrictions, as applicable. Dividend equivalents will be subject to forfeiture to the same extent that the corresponding awards are subject to forfeiture as provided in plan or any award agreement.

As described in more detail under “-Potential Payments Upon Termination or Change in Control,” if a change in control of our company occurs, then, under the terms of our incentive plan, all outstanding options become immediately exercisable in full and remain exercisable for the remainder of their terms and all issuance conditions on all outstanding RSU awards will be deemed satisfied; provided, however, that if any such issuance condition relates to satisfying any performance goal and there is a target for the goal, the issuance condition will be deemed satisfied generally only to the extent of the stated target.
Outstanding Equity Awards at Fiscal Year-End
The table below provides information regarding unexercised stock options and unvested stock awards for each of our named executive officers that remained outstanding at our fiscal year-end, December 27, 2015. We did not have any “equity incentive plan” awards within the meaning of the SEC rules outstanding on December 27, 2015.
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END - 2015

	Option awards				Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable(1)	Option exercise price ($)	Option expiration date(2)	Number of shares or units of stock that have not vested(3) (#)	Market value of shares or units that have not vested(4) ($)
Robert J. Palmisano	628,849	—	15.55	09/17/2021
	4,112	—	17.70	04/16/2022
	145,500	—	20.75	05/09/2022
	9,771	—	22.55	04/17/2023
	144,625	—	23.93	05/14/2023
	7,939	—	30.14	04/01/2024
	129,462	—	29.06	05/13/2024
	—	838,183	20.62	10/13/2025
					289,662	6,824,437
David H. Mowry	48,490	—	23.61	08/12/2021
	23,365	—	18.04	08/10/2022
	17,466	—	17.28	02/26/2023
	61,057	—	19.45	08/09/2023
	66,373	—	21.66	08/12/2024
	—	321,250	20.62	10/13/2025	111,018	2,615,584
Lance A. Berry	7,732	—	18.94	04/04/2016
	10,309	—	28.32	05/14/2018
	6,575	—	15.01	05/13/2019
	9,635	—	17.82	05/13/2020
	12,528	—	15.04	05/11/2021
	1,924	—	17.70	04/16/2022
	19,557	—	20.75	05/09/2022
	30,602	—	23.93	05/14/2023
	18,262	—	29.06	05/13/2024
	—	117,499	20.62	10/13/2025
					40,605	956,654
Shawn T McCormick	42,645	—	18.15	09/04/2022
	26,745	—	19.45	08/09/2023
	22,051	—	21.66	08/12/2024
					—	—

	Option awards				Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable(1)	Option exercise price ($)	Option expiration date(2)	Number of shares or units of stock that have not vested(3) (#)	Market value of shares or units that have not vested(4) ($)
Gregory Morrison	83,333	—	22.50	12/16/2020
	16,220	—	25.20	05/12/2021
	14,505	—	18.04	08/10/2022
	20,833	—	19.45	08/09/2023
	18,102	—	21.66	08/12/2024
	—	78,548	20.62	10/13/2025	27,145	639,536
Terry M. Rich	55,690	—	23.36	03/12/2022
	14,443	—	18.04	08/10/2022
	27,108	—	19.45	08/09/2023
	22,307	—	21.66	08/12/2024
	—	66,195	20.62	10/13/2023	22,876	538,959
James A. Lightman	67,008	—	15.75	12/29/2021
	1,132	—	17.70	04/16/2022
	14,889	—	20.75	05/09/2022
	3,999	—	22.55	04/17/2023
	22,199	—	23.93	05/14/2023
	18,173	—	29.06	05/13/2024
	—	78,785	20.62	10/13/2025
					27,227	641,468
Gordon W. Van Ummersen	52,765	—	19.45	08/09/2023
	17,190	—	21.66	08/12/2024
					—	—
____________________

(1)
All stock options vest over a four-year period, with 25% of the underlying shares vesting on the one-year anniversary of the grant date and the remaining 75% of the underlying shares vesting over a three-year period thereafter in 36 as nearly equal as possible monthly installments, in each case so long as the individual remains an employee or consultant of our company. If a change in control of our company occurs, all outstanding options become immediately exercisable in full and remain exercisable for the remainder of their terms. For more information, see the discussion under “-Potential Payments Upon a Termination or Change in Control.”

(2)	All option awards have a 10-year term, but may terminate earlier if the recipient’s employment or service relationship with our company terminates.

(3)	The release dates and release amounts for the unvested stock awards are as follows:

Name	06/01/16	06/01/17	06/01/18	06/01/19
Mr. Palmisano	72,415	72,415	72,415	72,417
Mr. Mowry	27,754	27,755	27,754	27,755
Mr. Berry	10,150	10,152	10,151	10,152
Mr. McCormick	—	—	—	—
Mr. Morrison	6,785	6,787	6,786	6,787
Mr. Rich	5,718	5,720	5,718	5,720
Mr. Lightman	6,806	6,807	6,807	6,807
Mr. Van Ummersen	—	—	—	—

If a change in control of our company occurs, all issuance conditions on all outstanding stock awards will be deemed satisfied; provided, however, that if any such issuance condition relates to satisfying any performance goal and there is a target for the goal, the issuance or condition will be deemed satisfied generally only to the extent of the stated target.

(4)
The market value of stock awards that had not vested as of December 27, 2015 is based on the per share closing sale price of our ordinary shares on the last trading day of our fiscal year, December 24, 2015 ($23.56), as reported by the NASDAQ Global Select Market.

Options Exercised and Stock Vested During Fiscal Year

The table below provides information regarding stock options that were exercised by our named executive officers and stock awards that vested for each of our named executive officers during the fiscal year ended December 27, 2015.

	Option awards(1)		Stock awards(2)
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting (#)	Value realized on vesting ($)
Robert J. Palmisano
Stock options	—	—
Restricted stock(3)			71,507	1,478,050
David H. Mowry
Stock options	—	—
Restricted stock units			66,750	1,529,623
Lance A. Berry
Stock options	—	—
Restricted stock(3)			11,771	243,307
Shawn T McCormick
Stock options	—	—
Restricted stock units			25,211	521,112
Gregory Morrison
Stock options	—	—
Restricted stock units			32,778	723,858
Terry M. Rich
Stock options	—	—
Restricted stock units			35,682	821,890
James A. Lightman
Stock options	—	—
Restricted stock(3)			9,836	203,310
Gordon W. Van Ummersen
Stock options	—	—
Restricted stock units			33,363	704,373
____________________

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

(2)
The number of shares acquired upon vesting reflects the gross number of shares acquired absent netting of shares surrendered or sold to satisfy tax withholding requirements. The value realized on vesting of the RSU awards held by each of the named executive represents the gross number of ordinary shares acquired, multiplied by the closing sale price of our ordinary shares on the vesting date or the last trading day prior to the vesting date if the vesting date was not a trading day, as reported by the NASDAQ Global Select Market.

(3)
For Messrs. Palmisano, Berry, and Lightman, represents restricted stock of legacy Wright held by them prior to them becoming executive officers of our company that vested immediately in full effective upon completion of the Wright/Tornier merger and converted into our ordinary shares. The number of shares acquired on vesting is the number of ordinary shares acquired (taking into account the exchange ratio used in the merger) and the value realized on vesting represents the gross number of ordinary shares acquired multiplied by the closing sale price of our ordinary shares on the vesting date, as reported by the NASDAQ Global Select Market.

Potential Payments Upon a Termination or Change in Control

Employment Agreement with Robert J. Palmisano. Effective October 1, 2015, Wright Medical Group, Inc., one of our subsidiaries, entered into an employment agreement with Robert J. Palmisano, our President and Chief Executive Officer. Under the terms of our employment agreement with Mr. Palmisano, in the event of a termination of his employment, the post-employment pay and benefits, if any, to be received by him will vary according to the basis for his termination. We have guaranteed the obligations under the employment agreement since our subsidiary, Wright Medical Group, Inc., is party to the agreement. The employment agreement will continue until December 31, 2018, subject to earlier termination under certain circumstances, and commencing on October 1, 2017, will automatically renew for additional one-year periods unless we or Mr. Palmisano provides notice of non-extension of the agreement.
In the event that Mr. Palmisano’s employment is terminated for cause or he terminates his employment other than for “good reason” (as defined in the employment agreement) or disability, we will have no obligations to him, other than payment of accrued obligations. Accrued obligations include: (i) any accrued base salary through the date of termination; (ii) any annual cash incentive compensation awards earned but not yet paid; (iii) the value of any accrued vacation; (iv) reimbursement for any unreimbursed business expenses; and (v) only in the case of a termination at any time by reason of death or disability, his annual target incentive payment for the year that includes the date of termination.
In the event of an involuntary termination of his employment, we will be required to provide him, in addition to his accrued obligations: (i) a lump sum payment equal to two and one-half times the sum of: (a) his then current annual base salary; plus (b) his annual target incentive bonus; (ii) payment or reimbursement for the cost of COBRA continuation coverage for up to 12 months; (iii) outplacement assistance for a period of 12 months, subject to termination if Mr. Palmisano accepts employment with another employer; (iv) financial planning services for a period of 12 months; and (v) an annual physical examination within 12 months of termination.
In the event of a termination of his employment due to death or disability, we will be required to provide him, in addition to his accrued obligations, his annual target incentive bonus.
In the event of an involuntary termination of his employment in anticipation of or within a 24-month period following a “change in control,” we will be required to provide him, in addition to his accrued obligations: (i) a lump sum payment equal to three times the sum of: (a) his then current annual base salary, plus (b) his annual target incentive bonus; (ii) his annual target incentive bonus for the year in which his termination occurs; (iii) payment or reimbursement for the cost of COBRA continuation coverage for up to 12 months; (iv) outplacement assistance for a period of 12 months, subject to termination if Mr. Palmisano accepts employment with another employer; (v) financial planning services for a period of 12 months; and (vi) an annual physical examination within 12 months of termination.
Upon termination for any reason other than for cause, disability, or death, Mr. Palmisano must enter into a release of all claims within 30 days after the date of termination before any payments will be made to him under the employment agreement, other than accrued obligations. If he breaches the terms of the confidentiality, non-competition, non-solicitation, intellectual property rights agreement, then our obligations to make payments or provide benefits will cease immediately and permanently, and he will be required to repay an amount equal to 30% of the post-employment payments and benefits previously provided to him under the employment agreement, with interest. The employment agreement provides for other clawback and forfeiture provisions, including if we are required to restate our financial statements under certain circumstances. All payments under his employment agreement will be net of applicable tax withholding obligations. The agreement also provides that if any severance payments or other payments or benefits deemed made in connection with a future change in control are subject to the “golden parachute” excise tax under Code Section 4999, the payments will be reduced to one dollar less than the amount that would subject him to the excise tax if the reduction results in him receiving a greater amount on a net-after tax basis than would be received if he received the payments and benefits and paid the excise tax.
Severance Pay Agreements with Other Named Executive Officers. Our subsidiary, Wright Medical Group, Inc., has entered into separation pay agreements with our named executive officers, other than Mr. Palmisano. We have guaranteed the obligations under these separation pay agreements. The separation pay agreements will continue until October 1, 2018 and, commencing on October 1, 2017, will automatically renew for additional one-year periods unless we or the executive provides notice of termination of the agreement.
Under the terms of the separation pay agreement, in the event that the executive is terminated for cause or the executive terminates his employment other than for good reason or disability, we will have no obligations, other than payment of accrued obligations. Accrued obligations include: (i) any accrued base salary through the date of termination; (ii) any annual cash incentive compensation awards earned but not yet paid; (iii) the value of any accrued vacation; (iv) reimbursement for any unreimbursed business expenses; and (v) only in the case of a termination at any time by reason of death or disability, an annual incentive target bonus for the year that includes the date of termination, prorated for the portion of the year that the executive was employed.
In the event of an involuntary termination of the executive’s employment, other than for cause, we will be obligated to pay a severance payment and accrued obligations and provide certain benefits to the executive. The severance payment will equal the sum of (i) the executive’s then current annual base salary, plus (ii) an amount equal to his then current annual target bonus. Half of the total severance payment amount will be payable at or within a reasonable time after the date of termination and the remaining half will be payable in installments beginning six months after the date of termination, with a final installment to be made on or before March 15 of the calendar year following the year of termination. In the event of an involuntary termination of the executive’s employment in connection with a change in control, then his severance payment will equal two times the amount of his severance payment as described above. Under the separation pay agreement, an involuntary termination of the executive’s employment will occur if we terminate the executive’s employment other than for cause, disability, voluntary retirement, or death or if the executive resigns for good reason, in each case as defined in the separation pay agreement.
In addition to a severance payment, the executive also will be entitled to receive the following benefits in the event of an involuntary termination of his employment: (i) a pro rata portion of the executive’s annual cash incentive compensation award for the fiscal year that includes the termination date, if earned pursuant to the terms thereof and at such time and in such manner as determined pursuant to the terms thereof, less any payments thereof already made during such fiscal year (or, in the event of an involuntary termination in connection with a change in control, a pro rata portion of the executive’s target annual cash incentive compensation award for the fiscal year that includes the termination date, less any payments thereof already made during such fiscal year); (ii) payment or reimbursement for the cost of COBRA continuation coverage for up to 12 months (18 months in the event of an involuntary termination in connection with a change in control); (iii) outplacement assistance for a period of one year (two years in the event of an involuntary termination in connection with a change in control), subject to termination if the executive accepts employment with another employer; (iv) financial planning services for a period of one year (two years in the event of an involuntary termination in connection with a change in control); (v) payment to continue insurance coverage equal to the executive’s annual supplemental insurance premium benefit provided to him or her prior to the date of termination (twice the premium benefit in the event of an involuntary termination in connection with a change in control); (vi) an annual physical examination within 12 months of termination; and (vii) reasonable attorneys’ fees and expenses if any such fees or expenses are incurred to recover benefits rightfully owed under the separation pay agreement.
In the event of a termination of an executive’s employment due to death or disability, we will be required to provide the executive, in addition to his or her accrued obligations, a pro rata portion of his or her annual target incentive bonus.
Upon termination for any reason other than cause, disability, or death, the executive must enter into a release of all claims within 30 days after the date of termination before any payments will be made to the executive under the separation pay agreement, other than accrued obligations. If the executive breaches the terms of the confidentiality, non-competition, non-solicitation, and intellectual property rights agreement or the release, then our obligations to make payments or provide benefits will cease immediately and permanently, and the executive will be required to repay an amount equal 90% of the payments and benefits previously provided to the executive under the separation pay agreement, with interest. The separation pay agreement provides for other clawback and forfeiture provisions, including if we are required to restate our financial statements under certain circumstances. All payments under the separation pay agreement will be net of applicable tax withholding obligations. The separation pay agreement provides that if any severance payments or other payments or benefits deemed made in connection with a future change in control are subject to the “golden parachute” excise tax under Code Section 4999, the payments will be reduced to one dollar less than the amount that would subject the executive to the excise tax if the reduction results in the executive receiving a greater amount on a net-after tax basis than would be received if the executive received the payments and benefits and paid the excise tax.
Change in Control Provisions in Stock Incentive Plan. In addition to the change in control severance protections provided in Mr. Palmisano’s employment agreement and the separation pay agreements with our executives, our stock incentive plan under which stock options and RSU awards have been granted to our named executive officers contains “change in control” provisions. Under the terms of our stock incentive plan, if there is a change in control of our company, then, all outstanding options become immediately exercisable in full and remain exercisable for the remainder of their terms and all issuance conditions on all outstanding RSU awards will be deemed satisfied; provided, however, that if any such issuance condition relates to satisfying any performance goal and there is a target for the goal, the issuance condition will be deemed satisfied generally only to the extent of the stated target. Alternatively, the compensation committee may determine that outstanding awards will be cancelled as of the consummation of the change in control and that holders of cancelled awards will receive a payment in respect of such cancellation based on the amount of per share consideration being paid in connection with the change in control less, in the case of options and other awards subject to exercise, the applicable exercise price.
A “change in control” under our stock incentive plan means:

•
the acquisition (other than from us) by any person, entity or group, subject to certain exceptions, of 50% or more of either our then-outstanding ordinary shares or the combined voting power of our then-outstanding ordinary shares or the combined voting power of our then-outstanding capital stock entitled to vote generally in the election of directors;

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

Potential Payments to Named Executive Officers. The table below reflects the amount of compensation and benefits payable to each named executive officer, other than Messrs. McCormick and Van Ummersen, in the event of (i) any voluntary resignation or termination or termination for cause; (ii) an involuntary termination without cause; (iii) an involuntary termination without cause or a resignation for good reason within 12 months (24 months in the case of Mr. Palmisano) following a change in control, or a qualifying change in control termination; and (iv) termination by reason of an executive’s death or disability. The amounts reported in the table assume that the applicable triggering event occurred on December 27, 2015, and, therefore, are estimates of the amounts that would be paid to the named executive officers upon the occurrence of such triggering event. Amounts paid to Messrs. McCormick and Van Ummersen in connection with their departure from the company are described under “—Summary Compensation Information—Agreements with Other Named Executive Officers” and quantified under "—Actual Payments to Named Executive Officers in Connection with Wright/Tornier Merger."

Name	Type of payment(1)	Voluntary/ for cause termination ($)	Involuntary termination without cause ($)	Qualifying change in control termination ($)	Death/ disability ($)
Robert J. Palmisano	Cash severance	—	4,431,000	5,317,200	—
	Benefit continuation	—	19,920	19,920	—
	Annual bonus(2)	—	886,200	886,200	886,200
	Outplacement benefits	—	30,000	30,000	—
	Other termination benefits(3)	—	6,000	6,000	—
	Option award acceleration(4)	—	—	2,464,258	—
	RSU award acceleration(5)	—	—	6,824,437	—
	Total	—	5,373,120	15,548,015	886,200

David H. Mowry	Cash severance	—	1,119,600	2,239,200	—
	Benefit continuation	—	19,920	29,880	—
	Annual bonus(6)	—	497,600	497,600	497,600
	Outplacement benefits	—	30,000	60,000	—
	Other termination benefits(3)	—	6,000	12,000	—
	Option award acceleration(4)	—	—	528,991	—
	RSU award acceleration(5)	—	—	2,615,584	—
	Total	—	1,673,120	5,983,255	497,600

Name	Type of payment(1)	Voluntary/ for cause termination ($)	Involuntary termination without cause ($)	Qualifying change in control termination ($)	Death/ disability ($)
Lance A. Berry	Cash severance	—	655,875	1,311,750	—
	Benefit continuation	—	19,920	29,880	—
	Annual bonus(2)	—	258,375	258,375	258,375
	Outplacement benefits	—	30,000	60,000	—
	Other termination benefits(3)	—	6,000	12,000	—
	Option award acceleration(4)	—	—	345,447	—
	RSU award acceleration(5)	—	—	956,654	—
	Total	—	970,170	2,974,106	258,375

Gregory Morrison	Cash severance	—	547,500	1,095,000	—
	Benefit continuation	—	19,920	29,880	—
	Annual bonus(2)	—	182,500	182,500	182,500
	Outplacement benefits	—	30,000	60,000	—
	Other termination benefits(3)	—	6,000	12,000	—
	Option award acceleration(4)	—	—	230,931	—
	RSU award acceleration(5)	—	—	639,536	—
	Total	—	785,920	2,249,847	182,500

Terry M. Rich	Cash severance	—	595,947	1,191,894	—
	Benefit continuation	—	19,920	29,880	—
	Annual bonus(2)	—	211,465	211,465	211,465
	Outplacement benefits	—	30,000	60,000	—
	Other termination benefits(3)	—	6,000	12,000	—
	Option award acceleration(4)	—	—	194,613	—
	RSU award acceleration(5)	—	—	538,959	—
	Total	—	863,332	2,238,811	211,465

James A. Lightman	Cash severance	—	559,650	1,119,300	—
	Benefit continuation	—	19,920	29,880	—
	Annual bonus(2)	—	186,550	186,550	186,550
	Outplacement benefits	—	30,000	60,000	—
	Other termination benefits(3)	—	6,000	12,000	—
	Option award acceleration(4)	—	—	231,628	—
	RSU award acceleration(5)	—	—	641,468	—
	Total	—	802,120	2,280,826	186,550
____________________

(1)
Where applicable, the benefit amounts set forth in the table reflect an automatic reduction in the payment to the extent necessary to prevent the payment from being subject to an excise tax, but only if by reason of the reduction, the after-tax benefit of the reduced payment exceeds the after-tax benefit if such reduction were not made.

(2)	Assumes payment equal to full target annual bonus for the year in which the termination date occurs.

(3)	Reflects the cost of financial planning services and continued executive insurance. Reimbursement of reasonable attorneys’ fees and expenses is not included as the amount is not estimable.

(4)
Based on the difference between: (i) the per share market price of the ordinary shares underlying the unvested stock options held by such executive as of December 24, 2015, the last trading day of fiscal 2015, based upon the per share closing sale price of our ordinary shares on such date ($23.56), as reported by the NASDAQ Global Select Market, and (ii) the per share exercise price of the options held by such executive. The per share exercise price of all unvested stock options held by our named executive officers included in the table as of December 27, 2015 is $20.62.

(5)
Based on: (i) the number of unvested RSU awards held by such executive as of December 27, 2015, multiplied by (ii) the per share market price of our ordinary shares as of December 24, 2015, the last trading day of fiscal 2015, based upon the per share closing sale price of our ordinary shares on December 24, 2015 ($23.56), as reported by the NASDAQ Global Select Market.

(6)
Amounts reported assume payment equal to full target annual bonus, even though the bonus will be pro-rated and even though the bonus will be paid only if earned pursuant to the terms of our performance incentive plan in the case of a termination other than in connection with a change in control or death or disability.

Actual Payments to Named Executive Officers in Connection with Wright/Tornier Merger. The table below reflects the amount of compensation and benefits paid or payable to each named executive officer as a result of the Wright/Tornier merger which occurred on October 1, 2015. These amounts are reflected in the “All other compensation” column of the Summary Compensation Table.

Name	Cash severance ($)	Benefits continuation ($)	Option award acceleration ($)(1)	Restricted stock/RSU award acceleration ($)(2)	Total ($)
Mr. Palmisano	—	—	—	1,478,050	1,478,050
Mr. Mowry	—	—	74,814	867,582	942,396
Mr. Berry	—	—	—	243,307	243,307
Mr. McCormick	566,000	4,000	43,183	521,112	1,134,295
Mr. Morrison	—	—	22,248	519,210	541,458
Mr. Rich	—	—	26,033	449,386	475,419
Mr. Lightman	—	—	82,420	203,310	285,730
Mr. Van Ummersen	547,538	4,000	32,187	516,192	1,099,917
____________________

(1)
Based on the difference between: (i) the per share market price of the ordinary shares underlying the unvested stock options held by such executive as of October 1, 2015, the date of the Wright/Tornier merger ($20.67), as reported by the NASDAQ Global Select Market, and (ii) the per share exercise price of the options held by such executive.

(2)
Based on: (i) the number of unvested RSU awards held by such executive as of October 1, 2015, multiplied by (ii) the per share market price of our ordinary shares as of such date based upon the per share closing sale price of our ordinary shares on October 1, 2015 ($20.67), as reported by the NASDAQ Global Select Market.

Risk Assessment of Compensation Policies, Practices, and Programs

As a result of our annual assessment on risk in our compensation programs, we concluded that our compensation policies, practices, and programs and related compensation governance structure, work together in a manner so as to encourage our employees, including our named executive officers, to pursue growth strategies that emphasize shareholder value creation, but not to take unnecessary or excessive risks that could threaten the value of our company. As part of our assessment, we noted in particular the following:

•	annual base salaries for employees are not subject to performance risk and, for most non-executive employees, constitute the largest part of their total compensation;

•
while performance-based, or at risk, compensation constitutes a significant percentage of the overall total compensation of many of our employees, including in particular our named executive officers, and thereby we believe motivates our employees to help fulfill our corporate mission, vision, and values, including specific and focused company performance goals, the non-performance based compensation for most employees for most years is a sufficiently high percentage of their overall total compensation that we do not believe that unnecessary or excessive risk taking is encouraged by the performance-based compensation;

•	for most employees, our performance-based compensation has appropriate maximums;

•
a significant portion of performance-based compensation of our employees is in the form of long-term equity incentives which do not encourage unnecessary or excessive risk because they generally vest over a three to four-year period of time thereby focusing our employees on our long-term interests; and

•
performance-based or variable compensation awarded to our employees, which for our higher-level employees, including our named executive officers, constitutes the largest part of their total compensation, is appropriately balanced between annual and long-term performance and cash and equity compensation, and utilizes several different performance measures and goals that are drivers of long-term success for our company and shareholders.

As a matter of best practice, we will continue to monitor our compensation policies, practices, and programs to ensure that they continue to align the interest of our employees, including in particular our executive officers, with those of our long-term shareholders while avoiding unnecessary or excessive risk.

Compensation Committee Interlocks and Insider Participation

Sean D. Carney, Richard F. Wallman, and Elizabeth H. Weatherman, served as members of the compensation committee of our board of directors during 2015 until October 1, 2015, and Sean D. Carney, John L. Miclot, and Elizabeth H. Weatherman, served as members of the compensation committee of our board of directors during 2015 after October 1, 2015. No member of the compensation committee is or was an officer or employee of ours or any of our subsidiaries while serving on the compensation committee. In addition, no executive officer of ours served during 2015 as a director or a member of the compensation committee of any entity that had an executive officer serving as our director or a member of the compensation committee.
Director Compensation
Overview
Under the terms of our board of directors compensation policy, which was approved by the general meeting of our shareholders on August 26, 2010 and was amended on October 28, 2010, the compensation packages for our non-executive directors are determined by our non-executive directors, based upon a recommendation by the compensation committee. Such compensation is determined by our non-executive directors pursuant to the terms of our articles of association, which provide that if all directors have a conflict of interest in the matter to be acted upon, the matter shall be approved by our non-executive directors. In determining non-executive director compensation, we target compensation in the market median range of our peer companies; although, we may deviate from the median if we determine necessary or appropriate on a case-by-case basis.
Under the terms of our non-executive director compensation program, compensation for our non-executive directors is comprised of both cash compensation and equity-based compensation. Cash compensation is in the form of annual or other retainers for non-executive directors, chairman, committee chairs, and committee members. Equity-based compensation is in the form of initial and annual stock option and stock grants (in the form of RSU awards). Each of these components is described in more detail below. We do not provide perquisites and other personal benefits to our non-executive directors.
During 2015, the compensation committee engaged Mercer to review our non-executive director compensation program as it would apply after the Wright/Tornier merger. In so doing, Mercer analyzed the outside director compensation levels and practices of our peer companies. Mercer used the same peer group as was approved by the compensation committee and used to gather compensation information for our executive officers. For more information regarding the peer companies, see the information under “—Compensation Discussion and Analysis—Determination of Executive Compensation—Use of Peer Group and Other Market Data” of this report. Based on Mercer’s recommendations, the compensation committee recommended and our board of directors approved in October 2015 certain changes to our non-executive director compensation program, effective October 1, 2015. These changes include an increase in our annual non-executive director retainer from $40,000 to $45,000, the premium for our chair of the nominating, corporate governance and compliance committee from $5,000 to $10,000, the annual retainer for audit committee members from $10,000 to $15,000, and the compensation committee and nominating, corporate governance and compliance committee from $5,000 to $7,000, and an increase in the annual equity-based compensation award from $150,000 to $160,000. Our non-executive director compensation program is consistent with our shareholder-approved board of directors compensation policy.

Cash Compensation
The table below sets forth the annual cash retainers paid to each non-executive director and the additional annual cash retainers paid to the chairman and each board committee chair and member prior to October 1, 2015 and after the changes to our non-executive director compensation program effective as of October 1, 2015:

	Annual cash retainer ($)
Description	Before October 1, 2015	After October 1, 2015
Non-executive director	40,000	45,000
Chairman premium	50,000	50,000
Audit committee chair premium	15,000	15,000
Compensation committee chair premium	10,000	10,000
Nominating, corporate governance and compliance committee chair premium	5,000	10,000
Strategic transactions committee chair premium	10,000	10,000
Audit committee member (including chair)	10,000	15,000
Compensation committee member (including chair)	5,000	7,000
Nominating, corporate governance and compliance committee member (including chair)	5,000	7,000
Strategic transactions committee member (including chair)	5,000	5,000

The annual cash retainers are paid on a quarterly basis in arrears within 30 days of the end of each calendar quarter. For example, the retainers for the first calendar quarter covering the period from January 1 through March 31 are paid within 30 days of March 31.
In addition, each non-executive director receives a cash travel stipend of $2,000 for each board meeting attended in person that takes place in the Netherlands or other location outside the United States.
Equity-Based Compensation
The equity-based compensation component of our non-executive director compensation consists of initial stock option and RSUs awards to new non-executive directors upon their first appointment or election to our board of directors and annual stock option and RSU awards to all non-executive directors on the same date that annual performance recognition grants of equity awards are made to our employees (or such other date if otherwise in accordance with all applicable, laws, rules, and regulations).
Non-executive directors, upon their initial election to our board of directors and on an annual basis thereafter effective as of the same date that annual performance recognition grants of equity awards are made to our employees (or such other date if otherwise in accordance with all applicable, laws, rules, and regulations), receive $160,000, one-half of which is paid in stock options and the remaining one-half of which is paid in RSU awards. The number of ordinary shares underlying the stock options and RSU awards is determined based on the 10‑trading day average closing sale price of an ordinary share, as reported by the NASDAQ Global Select Market, and as determined one week prior to the date of anticipated corporate approval of the award. The stock options have a term of 10 years and a per share exercise price equal to 100% of the fair market value of an ordinary share on the grant date. The stock options vest over a two-year period, with one-half of the underlying shares vesting on each of the one-year and two-year anniversaries of the grant date, in each case so long as the director is still a director as of such date. The RSU awards vest in full on the one-year anniversary of the grant date so long as the director is still a director as of such date.
Because of the pendency of the Wright/Tornier merger and our inability to grant equity awards prior to the completion of the merger, no stock options or RSU awards were granted to any of our directors until after completion of the merger. Accordingly, on October 13, 2015, at the first in-person board of directors meeting held in the Netherlands after completion of the merger, each of our non-executive directors was granted equity awards with an aggregate value of $160,000, comprised of a stock option to purchase 11,018 ordinary shares at an exercise price of $20.62 per share and an RSU award representing 3,808 ordinary shares.

Election to Receive Equity-Based Compensation in Lieu of Cash Compensation
Our non-executive director compensation policy allows our non-executive directors to elect to receive an RSU award in lieu of 100% of their annual cash retainers payable for services to be rendered as a non-executive director, chairman and chair or member of any board committee. Each non-executive director who elects to receive an RSU award in lieu of such director’s annual cash retainers is granted an RSU award under our stock incentive plan for that number of ordinary shares as determined by dividing the aggregate dollar amount of all annual cash retainers anticipated to payable to such director for the period commencing on July 1 of each year to June 30 of the following year by the 10-trading day average closing sale price of our ordinary shares as reported by the NASDAQ Global Select Market and as determined one week prior to the date of anticipated corporate approval of the award. These RSU awards are typically granted effective as of the same date that other director equity grants are made and annual performance recognition grants of equity awards are made to our employees or such other date if otherwise in accordance with all applicable, laws, rules and regulations. These RSU awards vest in four equal installments on the following September 30th, December 31st, March 31st and June 30th.
Four of our non-executive directors elected to receive an RSU award in lieu of their cash retainers for the period covering July 1, 2014 through June 30, 2015, and accordingly, effective as of August 12, 2014, these four non-executive directors received RSU awards. Two of our non-executive directors elected to receive an RSU award in lieu of their cash retainers for the period covering July 1, 2015 through June 30, 2016. Because of the pendency of the Wright/Tornier merger, however, and our inability to grant equity awards prior to completion of the merger, these two non-executive directors received these RSU awards on October 13, 2015 at the first in-person board of directors meeting held in the Netherlands after completion of the merger. Because of the timing of these grants, the first tranche vested immediately on the grant date, October 13, 2015. These RSU awards are described in more detail in note (1) to the Director Compensation Table under “—Summary of Cash and Other Director Compensation.”
If a non-executive director who elected to receive an RSU award in lieu of such director’s annual cash retainers is no longer a director before such director’s interest in all of the ordinary shares underlying RSU award have vested and become issuable, then such director will forfeit his or her rights to receive all of the shares underling such RSU award that have not vested and been issued as of the date such director’s status as a director so terminates. In such case, the non-executive director will receive in cash a pro rata portion of his or her annual cash retainers for the quarter in which the director’s status as a director terminates.
If a non-executive director who elected to receive an RSU award in lieu of such director’s annual cash retainers becomes entitled to receive an increased or additional annual cash retainer during the period from July 1 to June 30 of the next year, such director will receive such increased or additional annual cash retainer in cash until July 1 of the next year when the director may elect (on or prior to June 15 of the next year) to receive an RSU award in lieu of such director’s annual cash retainers.
If a non-executive director who elected to receive an RSU award in lieu of such director’s annual cash retainers experiences a change in the director’s membership on one or more board committees or chair positions prior to June 30 of the next year such that the director becomes entitled to receive annual cash retainers for the period from July 1 to June 30 of the next year aggregating an amount less than the aggregate amount used to calculate the director’s most recent RSU award received, the director will forfeit as of the effective date of such board committee or chair change his or her rights to receive a pro rata portion of the shares underlying such RSU award reflecting the decrease in the director’s aggregate annual cash retainers and the date on which such decrease occurred. In addition, the vesting of the RSU award will be revised appropriately to reflect any such change in the number of shares underlying the RSU award and the date on which such change occurred.

Summary of Cash and Other Director Compensation
The table below summarizes the compensation received by each individual who served as a non-executive director of our company during the year ended December 27, 2015. While Messrs. Palmisano and Mowry did not receive additional compensation for their service as directors, a portion of their compensation was allocated to their service as members of the board of directors. For more information regarding the allocation of Messrs. Palmisano’s and Mowry’s compensation, please refer to note (1) to the Summary Compensation Table under “—Executive Compensation Tables and Narratives—Summary Compensation.”
DIRECTOR COMPENSATION- 2015

Name	Fees earned or paid in cash(1)(2) ($)	Stock awards(3)(4) ($)	Option awards(5)(6) ($)	All other compensation(7)(8) ($)	Total ($)
Gary D. Blackford(9)	15,000	78,521	77,750	2,000	173,271
Sean D. Carney	107,250	158,753	77,750	2,000	345,753
Richard B. Emmitt(10)	41,250	—	—	4,000	45,250
John L. Miclot(9)	13,000	78,521	77,750	—	169,271
Kevin C. O’Boyle	67,500	78,521	77,750	6,000	229,771
Amy S. Paul(9)	15,500	78,521	77,750	2,000	173,771
David D. Stevens(9)	25,500	78,521	77,750	2,000	183,771
Alain Tornier(10)	30,000	—	—	—	30,000
Richard F. Wallman	71,250	78,521	77,750	6,000	233,521
Elizabeth H. Weatherman	48,500	132,999	77,750	4,000	263,249
____________________

(1)
Unless a director otherwise elects to convert all of his or her annual retainers into RSU awards, annual retainers are paid in cash on a quarterly basis in arrears within 30 days of the end of each calendar quarter. Four of our non-executive directors elected to convert all of their annual retainers covering the period of service from July 1, 2014 to June 30, 2015 and two of our non-executive directors elected to convert their annual retainers covering the period of service from July 1, 2015 to June 30, 2016 into RSU awards under our stock incentive plan. Accordingly, these four non-executive directors were granted RSU awards on August 12, 2014 and the two non-executive directors were granted RSU awards on October 13, 2015 for that number of ordinary shares as determined based on the following formula: (a) the aggregate dollar amount of all annual cash retainers that otherwise would have been payable to the non-executive director for services to be rendered as a non-executive director, chairman and chair or member of any board committee (based on such director’s board committee memberships and chair positions as of the grant date), divided by (b) the 10‑trading day average closing sale price of an ordinary share, as reported by the NASDAQ Global Select Market, and as determined approximately one week prior to the date of anticipated corporate approval of the award. Such RSU awards vest and the underlying shares become issuable in four as nearly equal as possible quarterly installments, on September 30, December 31, March 31 and June 30, in each case so long as the non-executive director is a director of our company as of such date. Due to the pendency and timing of the Wright/Tornier merger, the number of ordinary shares for the most recent RSU awards was determined based on the average closing sale price of an ordinary share during the period from October 1, 2015 until the date of grant on October 13, 2015 and the first tranche vested on October 13, 2015.

The table below sets forth: (a) the number of RSU awards granted to each non-executive director on October 13, 2015; (b) the total amount of annual retainers converted by such director into RSU awards; (c) of such total amount of annual retainers converted into RSU awards, the amount attributed to the director’s service during 2015, which amount is included in the “Fees earned or paid in cash” column for each director; (d) the grant date fair value of the stock awards computed in accordance with FASB ASC Topic 718; and (e) the incremental grant date fair value for the stock awards above and beyond the amount of annual retainers for 2015 service converted into RSU awards computed in accordance with FASB ASC Topic 718.

Name	Total amount of retainers converted into RSU awards ($)	Number of RSU awards (#)	Amount of retainer converted into RSU awards attributable to 2015 service ($)	Grant date fair value of RSU awards ($)	Incremental grant date fair value of RSU awards received during 2015 ($)
Mr. Carney	81,750	3,891	40,875	80,232	39,357
Ms. Weatherman	55,500	2,642	27,750	54,478	26,728

The table below sets forth: (a) the number of RSU awards granted to each non-executive director on August 12, 2014; (b) the total amount of annual retainers converted by such director into RSU awards; (c) of such total amount of annual retainers converted into RSU awards, the amount attributed to the director’s service during 2014; (d) the grant date fair value of the RSU awards computed in accordance with FASB ASC Topic 718; and (e) the incremental grant date fair value for the RSU awards above and beyond the amount of annual retainers for 2014 service converted into RSU awards computed in accordance with FASB ASC Topic 718.

Name	Total amount of retainers converted into RSU awards ($)	Number of RSU awards (#)	Amount of retainer converted into RSU awards attributable to 2014 service ($)	Grant date fair value of RSU awards ($)	Incremental grant date fair value of RSU awards received during 2014 ($)
Mr. Carney	115,000	6,422	57,500	124,908	67,408
Mr. Emmitt	50,000	2,792	25,000	54,304	29,304
Mr. Tornier	40,000	2,234	20,000	43,451	23,451
Ms. Weatherman	45,000	2,513	22,500	48,878	26,378

(2)
Does not include fees earned or paid in cash to legacy Wright directors by legacy Wright for service as directors of legacy Wright prior to completion of the Wright/Tornier merger, which consisted of the following: by Mr. Blackford ($33,750); Mr. Miclot ($37,500); Ms. Paul ($37,500); and Mr. Stevens ($69,750). No other compensation was received by these individuals for service as directors of legacy Wright prior to completion of the Wright/Tornier merger.

(3)
On October 13, 2015, each non-executive director received an RSU award for 3,808 ordinary shares granted under our stock incentive plan. The RSU award vests and the underlying shares become issuable on the one-year anniversary of the grant date, October 13, 2016, so long as the non-executive director is a director of our company as of such date. In addition, as described above in note (1), certain non-executive directors elected to convert their annual retainers covering the period of service from July 1, 2015 to June 30, 2016 into RSU awards under our stock incentive plan. The amount reported in the “Stock awards” column represents the aggregate grant date fair value for the October 13, 2015 RSU awards granted to each director in 2015 and for those directors who elected to convert their annual retainers covering the period of service from July 1, 2015 to June 30, 2016, the grant date fair value for the additional October 13, 2015 RSU awards granted to such director in 2015, in each case as computed in accordance with FASB ASC Topic 718. The grant date fair value for RSU awards is determined based on the closing sale price of our ordinary shares on the grant date.

(4)
The table below provides information regarding the number of unvested stock awards (all of which are in the form of RSUs) held by each of the non-executive directors at December 27, 2015: Mr. Blackford (3,808); Mr. Carney (6,727); Mr. Emmitt (0); Mr. Miclot (3,808); Mr. O’Boyle (3,808); Ms. Paul (3,808); Mr. Stevens (3,808); Mr. Tornier (0); Mr. Wallman (3,808), and Ms. Weatherman (5,790).

(5)
On October 13, 2015, each non-executive director received a stock option to purchase 11,018 ordinary shares at an exercise price of $20.62 per share granted under our stock incentive plan. Such option expires on October 13, 2025 and vests with respect to one-half of the underlying ordinary shares on each of the following dates, so long as the individual remains a director of our company as of such date: October 13, 2016 and October 13, 2017. Amounts reported in the “Option awards” column represent the aggregate grant date fair value for option awards granted to each non-executive director in 2015 computed in accordance with FASB ASC Topic 718. The grant date fair value is determined based on our Black-Scholes option pricing model. The grant date value per share for the option granted on October 13, 2015 was $7.06 and was determined using the following specific assumptions: risk free interest rate: 1.375%; expected life: 6.08 years; expected volatility: 32.7%; and expected dividend yield: 0.

(6)	The table below provides information regarding the aggregate number of options to purchase ordinary shares outstanding at December 27, 2015 and held by each of our non-executive directors:

Name	Aggregate number of shares underlying options	Exercisable/ unexercisable	Range of exercise price(s) ($)	Range of expiration date(s)
Mr. Blackford	72,870	61,852/11,018	15.01-29.06	05/14/2018-10/13/2025
Mr. Carney	38,838	27,820/11,018	18.04-25.20	05/12/2021-10/13/2025
Mr. Emmitt	27,820	27,820/0	18.04-25.20	05/12/2021-08/12/2024
Mr. O’Boyle	88,838	77,820/11,018	18.04-25.20	06/03/2020-10/13/2025
Mr. Miclot	103,799	92,781/11,018	15.01-29.06	03/30/2017-10/13/2025
Ms. Paul	88,335	77,317/11,018	15.01-29.06	05/14/2018-10/13/2025
Mr. Stevens	88,335	77,317/11,018	15.01-29.06	05/12/2015-10/13/2025
Mr. Tornier	27,820	27,820/0	18.04-25.20	05/12/2021-08/12/2024
Mr. Wallman	73,213	62,195/11,018	16.98-25.20	12/08/2018-10/13/2025
Ms. Weatherman	38,838	27,820/11,018	18.04-25.20	05/12/2021-10/13/2025

(7)
Represents the value of immediate acceleration of unvested stock options, restricted stock and RSU awards in connection with the Wright/Tornier merger and travel stipends of $2,000 for each board meeting attended in person that takes place in the Netherlands or other location outside the United States.

(8)
We do not provide perquisites and other personal benefits to our non-executive directors. Any perquisites or personal benefits actually provided to any non-executive director were less than $10,000 in the aggregate

(9)	Joined our board of directors effective upon completion of the Wright/Tornier merger on October 1, 2015.

(10)	Resigned from our board of directors effective upon completion of the Wright/Tornier merger on October 1, 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Security Ownership of Certain Beneficial Owners
The table below sets forth certain information concerning the beneficial ownership of our ordinary shares as of February 10, 2016, by each person known by us to beneficially own more than 5% of our ordinary shares. The calculations in the table below assume that there are 102,708,047 ordinary shares outstanding. Beneficial ownership is determined in accordance with the rules and regulations of the SEC. In computing the number of ordinary shares beneficially owned by a person and the percentage ownership of that person, we have included ordinary shares that the person has the right to acquire within 60 days, including through the exercise of any option, warrant or other right, the conversion of any other security, and the issuance of ordinary shares upon the vesting of stock awards granted in the form of restricted stock units. The ordinary shares that a shareholder has the right to acquire within 60 days, however, are not included in the computation of the percentage ownership of any other person.

Class of		Ordinary shares beneficially owned
securities	Name and address of beneficial owner	Number	Percent
Ordinary shares	FMR LLC(1)	15,396,371	15.0%
Ordinary shares	OrbiMed Advisors LLC(2)	8,245,111	8.0%
Ordinary shares	T. Rowe Price Associates, Inc.(3)	8,171,486	8.0%
Ordinary shares	The Vanguard Group, Inc.(4)	6,309,119	6.1%
Ordinary shares	Warburg Pincus Entities (TMG Holdings Coöperatief U.A.)(5)	6,221,809	6.1%
Ordinary shares	Invesco Ltd.(6)	5,959,205	5.8%
____________________

*	Represents beneficial ownership of less than 1% of our outstanding ordinary shares.

(1)
Based solely on information contained in a Schedule 13G/A of FMR LLC, an investment advisor, filed with the SEC on February 12, 2016, with sole investment discretion with respect to all such shares and sole voting authority with respect to 974,750 shares. Edward C. Johnson 3d is a Director and the Chairman of FMR LLC and Abigail P. Johnson is a Director, the Vice Chairman and the President of FMR LLC. Members of the family of Edward C. Johnson 3d, including Abigail P. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR. Neither FMR nor Edward C. Johnson 3d nor Abigail P. Johnson has the sole power to vote or direct the voting of the shares owned directly by the various investment companies registered under the Investment Company Act (“Fidelity Funds”) advised by Fidelity Management & Research Company (“FMR Co”), a wholly owned subsidiary of FMR, which power resides with the Fidelity Funds’ Boards of Trustees. Fidelity Co carries out the voting of the shares under written guidelines established by the Fidelity Funds’ Boards of Trustees. The business address of FMR LLC is 245 Summer Street, Boston, Massachusetts 02210.

(2)
Based solely on a Schedule 13G/A filed on February 11, 2016 by OrbiMed Advisors LLC, OrbiMed Capital LLC, and Samuel D. Isaly reflecting beneficial ownership as of December 31, 2015. The beneficial ownership reflected in the table includes 3,781,397 ordinary shares beneficially owned by OrbiMed Advisors LLC with shared voting and investment discretion; 4,463,714 ordinary shares beneficially owned by OrbiMed Capital LLC with shared voting and investment discretion, and 8,245,111 ordinary shares beneficially owned by Samuel D. Isaly with shared voting and investment discretion. The address of their principal business office is 601 Lexington Avenue, 54th floor, New York, New York 10022.

(3)
Based solely on information contained in a Schedule 13G/A of T. Rowe Price Associates, Inc., an investment advisor, filed with the SEC on February 10, 2016, reflecting beneficial ownership as of December 31, 2015, with sole investment discretion with respect to all such shares, and sole voting authority with respect to 1,005,718 shares. The address of T. Rowe Price Associates, Inc. is 100 East Pratt Street, Baltimore, Maryland 21202.

(4)
Based solely on information contained in a Schedule 13G of The Vanguard Group, Inc., an investment adviser, filed with the SEC on February 16, 2016, reflecting beneficial ownership as of December 31, 2015, with sole investment discretion with respect to 6,150,047 shares, sole voting authority with respect to 156,381 shares, shared investment discretion with respect to 159,072 shares and shared voting authority with respect to 8,326 shares. The address of The Vanguard Group, Inc. is 100 Vanguard Blvd., Malvern, Pennsylvania 19355.

(5)
Reflects ordinary shares held by TMG Holdings Coöperatief U.A., a Dutch coöperatief (TMG). TMG is wholly-owned by Warburg Pincus (Bermuda) Private Equity IX, L.P., a Bermuda limited partnership (WP Bermuda IX), and WP (Bermuda) IX PE One Ltd., a Bermuda company (WPIX PE One). The general partner of WP Bermuda IX is Warburg Pincus (Bermuda) Private Equity Ltd., a

Bermuda company (WP Bermuda Ltd.). WP Bermuda IX is managed by Warburg Pincus LLC, a New York limited liability company (WP LLC, and together with WP Bermuda IX, WPIX PE One and WP Bermuda Ltd., the Warburg Pincus Entities). Charles R. Kaye and Joseph P. Landy are the Managing General Partners of Warburg Pincus & Co., a New York general partnership (WP), and Managing Members and Co‑Chief Executive Officers of WP LLC and may be deemed to control the Warburg Pincus Entities. Each of the Warburg Pincus Entities, Mr. Kaye and Mr. Landy has shared voting and investment control of all of the ordinary shares referenced above. By reason of the provisions of Rule 16a-1 of the Securities Exchange Act of 1934, as amended, Mr. Kaye, Mr. Landy and the Warburg Pincus Entities may be deemed to be the beneficial owners of the ordinary shares held by TMG. Each of Mr. Kaye, Mr. Landy and the Warburg Pincus Entities disclaims beneficial ownership of the ordinary shares referenced above except to the extent of any pecuniary interest therein. The address of the Warburg Pincus entities is 450 Lexington Avenue, New York, New York 10017.

(6)
Based solely on information contained in a Schedule 13G of Invesco Ltd., an investment advisor, filed with the SEC on February 12, 2016, reflecting beneficial ownership as of December 31, 2015, with sole investment discretion and sole voting authority with respect to all such shares. The address of Invesco Ltd. is 1555 Peachtree Street NE, Suite 1800, Atlanta, Georgia 30309.

Security Ownership of Management
The table below sets forth certain information concerning the beneficial ownership of our ordinary shares as of February 10, 2016, by each of our directors and named executive officers and all of our current directors and executive officers as a group.
The calculations in the table below assume that there are 102,708,047 ordinary shares outstanding. Beneficial ownership is determined in accordance with the rules and regulations of the SEC. In computing the number of ordinary shares beneficially owned by a person and the percentage ownership of that person, we have included ordinary shares that the person has the right to acquire within 60 days, including through the exercise of any option, warrant or other right, the conversion of any other security, and the issuance of ordinary shares upon the vesting of stock awards granted in the form of restricted stock units. The ordinary shares that a shareholder has the right to acquire within 60 days, however, are not included in the computation of the percentage ownership of any other person.

Class of		Ordinary shares beneficially owned(1)
securities	Name and address of beneficial owner	Number	Percent
Ordinary shares	Robert J. Palmisano	1,221,213	1.2%
Ordinary shares	David H. Mowry	279,544	*
Ordinary shares	Lance A. Berry	175,074	*
Ordinary shares	Shawn T McCormick	127,475	*
Ordinary shares	Gregory Morrison	189,910	*
Ordinary shares	Terry M. Rich	158,881	*
Ordinary shares	James A. Lightman	143,955	*
Ordinary shares	Gordon W. Van Ummersen	100,014	*
Ordinary shares	David D. Stevens	144,283	*
Ordinary shares	Gary D. Blackford	118,242	*
Ordinary shares	Sean D. Carney(2)	6,277,779	6.1%
Ordinary shares	John L. Miclot	121,934	*
Ordinary shares	Kevin C. O’Boyle	88,148	*
Ordinary shares	Amy S. Paul	107,934	*
Ordinary shares	Richard F. Wallman	115,096	*
Ordinary shares	Elizabeth H. Weatherman(3)	6,267,552	6.1%
Ordinary shares	All directors and executive officers as a group (22 persons)	9,899,153	9.4%
____________________

*	Represents beneficial ownership of less than 1% of our outstanding ordinary shares.

(1)
Includes for the persons listed below the following ordinary shares subject to options held by that person that are currently exercisable or become exercisable within 60 days of February 10, 2016 and ordinary shares issuable upon the vesting of RSU awards within 60 days of February 10, 2016:

Name	Options	RSU awards
Robert J. Palmisano	1,070,258	—
David H. Mowry	216,751	—
Lance A. Berry	117,124	—
Shawn T McCormick	91,441	—
Gregory Morrison	152,993	—
Terry M. Rich	119,548	—
James A. Lightman	127,400	—
Gordon W. Van Ummersen	69,955	—
David D. Stevens	77,317	—
Gary D. Blackford	61,852	—
Sean D. Carney	27,820	973
John L. Miclot	92,781	—
Kevin C. O’Boyle	77,820	—
Amy S. Paul	77,317	—
Richard F. Wallman	62,195	—
Elizabeth H. Weatherman	27,820	661
All directors and executive officers as a group (22 persons)	2,859,455	1,634

(2)
Includes 6,221,809 ordinary shares held by affiliates of Warburg Pincus & Co. Mr. Carney is a Partner of Warburg Pincus & Co. and a Member and a Managing Director of Warburg Pincus LLC. All ordinary shares indicated as owned by Mr. Carney are included because of his affiliation with the Warburg Pincus Entities. Mr. Carney disclaims beneficial ownership of all securities that may be deemed to be beneficially owned by the Warburg Pincus Entities, except to the extent of any pecuniary interest therein. Mr. Carney’s address is c/o Warburg Pincus LLC, 450 Lexington Avenue, New York, New York 10017.

(3)
Includes 6,221,809 ordinary shares held by affiliates of Warburg Pincus & Co. Ms. Weatherman is a Partner of Warburg Pincus & Co. and a Member and a Managing Director of Warburg Pincus LLC. All ordinary shares indicated as owned by Ms. Weatherman are included because of her affiliation with the Warburg Pincus Entities. Ms. Weatherman disclaims beneficial ownership of all securities that may be deemed to be beneficially owned by the Warburg Pincus Entities, except to the extent of any pecuniary interest therein. Ms. Weatherman’s address is c/o Warburg Pincus LLC, 450 Lexington Avenue, New York, New York 10017.

Securities Authorized for Issuance Under Equity Compensation Plans
The table below provides information regarding the number of ordinary shares to be issued upon the exercise of outstanding stock options and RSU awards granted under our equity compensation plans and the number of ordinary shares remaining available for future issuance our equity compensation plans as of December 27, 2015.
EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted‑average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	6,720,866(1)(2)(3)	$20.55(4)	3,205,372(5)
Equity compensation plans not approved by security holders	—	—	—
Total	6,720,866(1)(2)(3)	$20.55(4)	3,205,372(5)
____________________

(1)
Amount includes ordinary shares issuable upon the exercise of stock options granted under the Wright Medical Group N.V. Amended and Restated 2010 Incentive Plan and Tornier N.V. Amended and Restated Stock Option Plan and ordinary shares issuable upon the vesting of RSU awards granted under the Wright Medical Group N.V. Amended and Restated 2010 Incentive Plan.

(2)
Excludes employee stock purchase rights under the Tornier N.V. 2010 Employee Stock Purchase Plan, as amended. Under such plan, each eligible employee may purchase ordinary shares at semi-annual intervals on June 30th and December 31st each calendar year at a purchase price per share equal to 85% of the closing sales price per share of our ordinary shares on the last day of the offering period. Offering periods under this plan were suspended in connection with the Wright/Tornier merger and as of December 27, 2015 had not been reinstated.

(3)
Excludes an aggregate of 3,362,110 ordinary shares issuable upon the exercise of stock options granted under legacy Wright equity compensation plans and non-plan inducement option agreements assumed by us in connection with the Wright/Tornier merger. The weighted-average per share exercise price of these assumed stock options as of December 27, 2015 was $23.50. No further grants or awards will be made under these assumed legacy Wright equity compensation plans and non-plan inducement option agreements.

(4)	Not included in the weighted-average exercise price calculation are 1,133,295 RSU awards.

(5)
Amount includes 2,910,716 ordinary shares remaining available for future issuance under the Wright Medical Group N.V. Amended and Restated 2010 Incentive Plan and 285,845 ordinary shares remaining available for future issuance under the Tornier N.V. 2010 Employee Stock Purchase Plan, as amended. No shares remain available for grant under the Tornier N.V. Amended and Restated Stock Option Plan or any of the legacy Wright equity compensation plans since such plans have been terminated with respect to future grants.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Introduction
Below under the heading “-Description of Related Party Transactions” is a description of transactions that have occurred since the beginning of our last fiscal year, or any currently proposed transactions, to which we were or are a participant and in which:

•	the amounts involved exceeded or will exceed $120,000; and

•
a related person (including any director, director nominee, executive officer, holder of more than 5% of our ordinary shares or any member of their immediate family) had or will have a direct or indirect material interest.

These transactions are referred to as “related party transactions.”

Procedures Regarding Approval of Related Party Transactions
As provided in our audit committee charter, all related party transactions are to be reviewed and pre-approved by the audit committee. In determining whether to approve a related party transaction, the audit committee generally will evaluate the transaction in terms of (i) the benefits to our company; (ii) the impact on a director’s independence in the event the related person is a director, an immediate family member of a director, or an entity in which a director is a partner, shareholder or executive officer; (iii) the availability of other sources for comparable products or services; (iv) the terms and conditions of the transaction; and (v) the terms available to unrelated third parties or to employees generally. The audit committee will then document its findings and conclusions in written minutes. In the event a transaction relates to a member of the audit committee, that member will not participate in the audit committee’s deliberations.
Description of Related Party Transactions
The following persons and entities that participated in the transactions described in this section were related persons at the time of the transaction:
Alain Tornier and Related Entities. Alain Tornier was a member of our board of directors until the completion of the Wright/Tornier merger. Mr. Tornier wholly owns KCH Stockholm AB, which wholly owns KCH Oslo AS, which holds approximately 1.7% of our outstanding ordinary shares as of February 10, 2016.
TMG Holdings Coöperatief U.A., Warburg Pincus (Bermuda) Private Equity IX, L.P., Sean D. Carney and Elizabeth H. Weatherman. TMG Holdings Coöperatief U.A. holds approximately 6.1% of our outstanding ordinary shares as of February 10, 2016. Tornier’s directors, Sean D. Carney and Elizabeth H. Weatherman, are Managing Directors of Warburg Pincus LLC, which manages TMG as well as its parent entities Warburg Pincus (Bermuda) Private Equity IX, L.P., or WP Bermuda, WP (Bermuda) IX PE One Ltd. and Warburg Pincus (Bermuda) Private Equity Ltd. (“WPPE”). Furthermore, Mr. Carney and Ms. Weatherman are Partners of Warburg Pincus & Co., the sole member of WPPE.
We are party to a securityholders’ agreement with certain of our shareholders, including TMG, WP Bermuda, KCH Stockholm AB and Mr. Tornier. Under director nomination provisions of this agreement, TMG has the right to designate three directors to be nominated to our board of directors for so long as TMG beneficially owns at least 25% of our outstanding ordinary shares, two directors for so long as TMG beneficially owns at least 10% but less than 25% of our outstanding ordinary shares and one director for so long as TMG beneficially owns at least 5% but less than 10% of our outstanding ordinary shares. We agreed to use our reasonable best efforts to cause the TMG designees to be elected as directors. TMG holds approximately 6.1% of our outstanding ordinary shares as of February 10, 2016. Mr. Carney and Ms. Weatherman are the current directors who are designees of TMG. The securityholders’ agreement terminates upon the written consent of all parties to the agreement.
We are party to a registration rights agreement with certain of our shareholders, including entities affiliated with certain of our directors, including TMG and KCH Stockholm AB. Pursuant to the registration rights agreement, we agreed to (i) use our reasonable best efforts to effect up to three registered offerings of at least $10 million each upon a demand of TMG or its affiliates, (ii) use our reasonable best efforts to become eligible for use of Form S-3 for registration statements and once we become eligible TMG or its affiliates shall have the right to demand an unlimited number of registrations of at least $10 million each on Form S-3 and (iii) maintain the effectiveness of each such registration statement for a period of 120 days or until the distribution of the registrable securities pursuant to the registration statement is complete. We have also granted certain incidental or “piggyback” registration rights with respect to the registrable shares, subject to certain limitations and restrictions, including volume and marketing restrictions imposed by the underwriters of the offering with respect to which the rights are exercised. Under the registration rights agreement, we agreed to bear the expenses, including the fees and disbursements of one legal counsel for the holders, in connection with the registration of the registrable securities, except for any underwriting commissions relating to the sale of the registrable securities.
On July 29, 2008, we formed a real estate holding company, SCI Calyx, together with Alain Tornier. SCI Calyx is owned 51% by us and 49% by Mr. Tornier. SCI Calyx was initially capitalized by a contribution of capital of €10,000 funded 51% by us and 49% by Mr. Tornier. SCI Calyx then acquired a combined manufacturing and office facility in Montbonnot, France, for approximately $6.1 million. The manufacturing and office facility is used to support the manufacture of certain of our current products and house certain of our operations in Montbonnot, France. This real estate purchase was funded through mortgage borrowings of $4.1 million and $2.0 million cash borrowed from the two current shareholders of SCI Calyx. The $2.0 million cash borrowed from the SCI Calyx shareholders originally consisted of a $1.0 million note due to Mr. Tornier and a $1.0 million note due to Tornier SAS, which is our wholly-owned French operating subsidiary. Both of the notes issued by SCI Calyx bear interest at the three-month Euro Libor rate plus 0.5% and have no stated term. During 2010, SCI Calyx borrowed approximately $1.4 million from Mr. Tornier in order to fund on-going leasehold improvements necessary to prepare the Montbonnot facility for its intended use. This cash was borrowed under the same terms as the original notes. As of December 27, 2015, SCI Calyx had related‑party debt outstanding to Mr. Tornier of $2.0 million. The SCI Calyx entity is consolidated by us, and the related real estate and liabilities are included in our consolidated balance sheets. On September 3, 2008, Tornier SAS, our French operating subsidiary, entered into a lease agreement with SCI Calyx relating to these facilities. The agreement, which terminates in 2018, provides for an annual rent payment of €440,000, which has subsequently been increased and is currently €965,655. As of December 27, 2015, future minimum payments under this lease were $12.3 million in the aggregate.
On December 29, 2007, Tornier SAS entered into a lease agreement with Animus SCI, relating to our facilities in Montbonnot Saint Martin, France. On August 18, 2012, the parties amended the lease agreement to extend the term until May 31, 2022 and reduce the annual rent. The amended agreement provides for an initial annual rent payment of €279,506 annually, which was subsequently increased to €296,861. Animus SCI is wholly-owned by Mr. Tornier. On February 6, 2008, Tornier SAS entered into a lease agreement with Balux SCI, effective as of May 22, 2006, relating to our facilities in Montbonnot Saint Martin, France. On August 18, 2012, the parties amended the lease agreement to extend the term until May 31, 2022 and reduce the annual rent. The amended agreement provides for an initial annual rent payment of €252,254, which was subsequently increased to €564,229. Balux SCI is wholly-owned by Mr. Tornier and his sister, Colette Tornier. As of December 27, 2015, future minimum payments under all of these agreements were $6.0 million in the aggregate.
Director Independence
The information regarding director independence is disclosed in “Part III - Item 10. Directors, Executive Officers and Corporate Governance—Board Structure and Composition” and in “Part III - Item 10. Directors, Executive Officers and Corporate Governance—Board Committees” of this report.

Item 14. Principal Accounting Fees and Services.

Appointment of and Recent Change in Independent Registered Public Accounting Firms
The audit committee of our board of directors is directly responsible for the appointment, compensation, and oversight of our independent auditor or independent registered public accounting firm. Our general meeting of shareholders is directly responsible for the appointment of the auditor who will audit our Dutch statutory annual accounts to be prepared in accordance with Dutch law each year.
At our Annual General Meeting held on June 18, 2015, our shareholders ratified the appointment of KPMG LLP as our independent registered public accounting firm for the fiscal year ending December 27, 2015, assuming the Wright/Tornier merger was completed during the fiscal year 2015, and therefore, subject to a condition precedent that the Wright/Tornier merger was completed during the fiscal year 2015. Similarly, at the Annual General Meeting, our shareholders appointed KPMG N.V. to serve as our auditor who will audit our Dutch statutory annual accounts to be prepared in accordance with Dutch law for the year ending December 27, 2015, assuming the Wright/Tornier merger was completed during the fiscal year 2015, and therefore, subject to a condition precedent that the Wright/Tornier merger was completed during the fiscal year 2015. KPMG LLP had served as legacy Wright’s independent registered public accounting firm since 2002.
On December 3, 2015, the audit committee of our board of directors formally dismissed Ernst & Young LLP and engaged KPMG LLP, as our independent registered public accounting firm. In addition, on December 3, 2015, the audit committee of our board of directors formally dismissed E&Y Accountants LLP and engaged KPMG N.V. as our auditor who will audit our Dutch statutory annual accounts to be prepared in accordance with Dutch law for the year ending December 27, 2015.
Audit, Audit-Related, Tax, and All Other Fees
The following table shows the fees that we or legacy Wright paid or accrued for audit and other services provided by our current independent registered public accounting firm, KPMG LLP, for 2015 and 2014:

Fees	2015	2014
Audit fees	2,009,760	1,133,410
Audit‑related fees	41,000	23,000
Tax fees	15,000	134,401
All other fees	350,000	—
Total	2,415,760	1,290,811

The following table shows the fees that we or legacy Tornier paid or accrued for audit and other services provided by our former independent registered public accounting firm, Ernst & Young LLP, for 2015 and 2014:

Fees	2015	2014
Audit fees	461,000	1,477,315
Audit‑related fees	—	473,064
Tax fees	—	—
All other fees	—	1,995
Total	461,000	1,952,374
In the above table, in accordance with the SEC’s definitions and rules, “audit fees” are fees for professional services for the audit of our consolidated financial statements included in this annual report on Form 10-K, and the review of our consolidated financial statements included in quarterly reports on Form 10-Q and registration statements and for services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements; “audit‑related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not included in “audit fees” and include fees for services performed related to audits on our benefit plan and due diligence on acquisitions.; “tax fees” are fees for tax compliance and consultation primarily related to assistance with international tax compliance and tax audits, tax advice on acquisitions, and tax planning; and “all other fees” are fees for any services not included in the first three categories, which includes fees for a risk management review and assessment.
Pre-Approval Policies and Procedures
In addition to retaining KPMG to audit our consolidated financial statements for 2015, the audit committee retained KPMG to provide other auditing and advisory services in 2015. The audit committee understands the need for our independent registered public accounting firm to maintain objectivity and independence in its audits of our consolidated financial statements. The audit committee has reviewed all non-audit services provided by KPMG in 2015 and has concluded that the provision of such services was compatible with maintaining KPMG’s independence in the conduct of its auditing functions.
To help ensure the independence of the independent auditor, the audit committee pre-approves all audit and permissible non-audit services to be provided to us by our independent registered public accounting firm prior to commencement of services. Our audit committee chairman has the delegated authority to pre-approve such services up to a specified aggregate fee amount. These pre-approval decisions are presented to the full audit committee at its next scheduled meeting.

PART IV

Item 15. Exhibits, Financial Statement Schedules.
Financial Statements
See Index to Consolidated Financial Statements in “Financial Statements and Supplementary Data.”
Financial Statement Schedules
See Schedule II — Valuation and Qualifying Accounts on page S-1 of this report.
Exhibits
The exhibits to this report are listed on an Exhibit Index, which follows the signature page to this report. A copy of any of the exhibits will be furnished at a reasonable cost, upon receipt of a written request for any such exhibit. Such request should be sent to James A. Lightman, Senior Vice President, General Counsel and Secretary, Wright Medical Group N.V., Prins Bernhardplein 200, 1097 JB Amsterdam, the Netherlands. The Exhibit Index indicates each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
February 23, 2016

WRIGHT MEDICAL GROUP N.V.
By:	/s/ Robert J. Palmisano
Robert J. Palmisano
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert J. Palmisano Robert J. Palmisano	President, Chief Executive Officer and Executive Director (Principal Executive Officer)	February 23, 2016

/s/ Lance A. Berry Lance A. Berry	Senior Vice President and Chief Financial Officer (Principal Financial Officer )	February 23, 2016

/s/ Julie B. Andrews Julie B. Andrews	Vice President and Chief Accounting Officer (Principal Accounting Officer )	February 23, 2016

/s/ David D. Stevens David D. Stevens	Chairman of the Board	February 23, 2016

/s/ Gary D. Blackford Gary D. Blackford	Non-Executive Director	February 23, 2016

/s/ Sean D. Carney Sean D. Carney	Non-Executive Director	February 23, 2016

/s/ John L. Miclot John L. Miclot	Non-Executive Director	February 23, 2016

/s/ David H. Mowry David H. Mowry	Executive Director	February 23, 2016

/s/ Kevin C. O'Boyle Kevin C. O'Boyle	Non-Executive Director	February 23, 2016

/s/ Amy S. Paul Amy S. Paul	Non-Executive Director	February 23, 2016

/s/ Richard F. Wallman Richard F. Wallman	Non-Executive Director	February 23, 2016

/s/ Elizabeth H. Weatherman Elizabeth H. Weatherman	Non-Executive Director	February 23, 2016

WRIGHT MEDICAL GROUP N.V.
EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10‑K
FOR THE YEAR ENDED DECEMBER 27, 2015

Exhibit No.	Exhibit	Method of Filing
2.1	Agreement and Plan of Merger dated as of October 27, 2014 among Tornier N.V., Trooper Holdings Inc., Trooper Merger Sub Inc. and Wright Medical Group, Inc.*	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 27, 2014 (File No. 001-35065)
2.2	Agreement and Plan of Merger dated as of January 30, 2014 among Wright Medical Group, Inc., WMMS, LLC, OrthoPro, L.L.C. and OP CHA, Inc., as Company Holders’ Agent*	Incorporated by reference to Exhibit 2.1 to Wright Medical Group, Inc.’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 31, 2014 (File No. 001-35823)
2.3	Agreement and Plan of Merger dated as of January 30, 2014 among Wright Medical Group, Inc., Winter Solstice LLC, Solana Surgical, LLC, and Alan Taylor, as Members’ Representative*	Incorporated by reference to Exhibit 2.2 to Wright Medical Group, Inc.’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 31, 2014 (File No. 001-35823)
2.4	Asset Purchase Agreement dated as of June 18, 2013 among MicroPort Medical B.V., MicroPort Scientific Corporation and Wright Medical Group, Inc.*	Incorporated by reference to Exhibit 2.1 to Wright Medical Group, Inc.’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 21, 2013 (File No. 001-35823)
2.5	Agreement and Plan of Merger dated as of November 19, 2012 among BioMimetic Therapeutics, Inc., Wright Medical Group, Inc., Achilles Merger Subsidiary, Inc. and Achilles Acquisition Subsidiary, LLC*	Incorporated by reference to Exhibit 2.1 to Wright Medical Group, Inc.’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 19, 2012 (File No. 001-32883)
2.6	Agreement and Plan of Merger dated as of August 23, 2012 among Tornier N.V., Oscar Acquisition Corp., OrthoHelix Surgical Designs, Inc. and the Representative*	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 24, 2012 (File No. 001-35065)
2.7	Sales and Purchase Agreement dated as of October 16, 2013 between Upperside SA, Naxicap Rendement 2018 and Banque Populaire Developpement as Sellers and Wright Medical Group, Inc. as Purchaser*	Incorporated by reference to Exhibit 2.1 to Wright Medical Group, Inc.’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 18, 2013 (File No. 001-35823)
3.1	Articles of Association of Wright Medical Group N.V.	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 1, 2015 (File No. 001-35065)
4.1	Registration Rights Agreement dated July 16, 2010 among the Investors on Schedule I thereto, the Persons Listed on Schedule II thereto and Tornier B.V.
Incorporated by reference to Exhibit 4.2 to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on August 11, 2010 (Registration No. 333-167370)

4.2	Amendment and Waiver to Registration Rights Agreement dated as of July 16, 2010 among the Investors and Tornier N.V.	Incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on October 17, 2012 (Registration No. 333-184461)
4.3	Indenture dated as of February 13, 2015 between Wright Medical Group, Inc. and Bank of New York Mellon Trust Company, N.A. (including the Form of the 2.00% Cash Convertible Senior Note due 2020)	Incorporated by reference to Exhibit 4.1 to Wright Medical Group, Inc.’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 13, 2015 (File No. 001-35823)
4.4	Supplemental Indenture dated as of November 24, 2015 among Wright Medical Group, Inc., Wright Medical Group N.V., as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 27, 2015 (File No. 001-35065)

Exhibit No.	Exhibit	Method of Filing
4.5	Contingent Value Rights Agreement dated as of March 1, 2013 between Wright Medical Group, Inc. and American Stock Transfer & Trust Company, LLC	Incorporated by reference to Exhibit 10.1 to Wright Medical Group, Inc.’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 1, 2013 (File No. 001-32883)
4.6	Assignment and Assumption Agreement dated as of October 1, 2015 between Wright Medical Group, Inc., Wright Medical Group N.V. and American Stock Transfer & Trust Company, LLC, as Trustee	Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form 8-A as filed with the Securities and Exchange Commission on October 1, 2015 (File No. 001-35065)
10.1
Securityholders’ Agreement dated July 18, 2006 among the Parties listed on Schedule I thereto, KCH Stockholm AB, Alain Tornier, Warburg Pincus (Bermuda) Private Equity IX, L.P., TMG B.V. (predecessor to Tornier B.V.)

Incorporated by reference to Exhibit 10.28 to the Registrant’s Amendment No. 3 to Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on September 14, 2010 (Registration No. 333-167370)

10.2	Amendment No. 1 to the Securityholders’ Agreement dated August 27, 2010 among the Securityholders on Schedule I thereto and Tornier B.V.
Incorporated by reference to Exhibit 10.37 to the Registrant’s Amendment No. 3 to Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on September 14, 2010 (Registration No. 333-167370)

10.3	Wright Medical Group N.V. Amended and Restated 2010 Incentive Plan**	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 19, 2015 (File No. 001-35065)
10.4	Form of Option Certificate under the Wright Medical Group N.V. Amended and Restated 2010 Incentive Plan Representing Stock Options Granted to Executive Officers**	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 16, 2015 (File No. 001-35065)
10.5
Form of Stock Grant Certificate (in the Form of a Restricted Stock Unit) under the Wright Medical Group N.V. Amended and Restated 2010 Incentive Plan Representing Restricted Stock Units Granted to Executive Officers**
Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 16, 2015 (File No. 001-35065)
10.6
Form of Stock Grant Certificate (in the Form of a Restricted Stock Unit) under the Wright Medical Group N.V. Amended and Restated 2010 Incentive Plan Representing Restricted Stock Units Granted to New Executive Officers**
Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 16, 2015 (File No. 001-35065)
10.7	Form of Option Certificate under the Wright Medical Group N.V. Amended and Restated 2010 Incentive Plan Representing Stock Options Granted to Robert J. Palmisano**	Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 16, 2015 (File No. 001-35065)
10.8
Form of Stock Grant Certificate (in the Form of a Restricted Stock Unit) under the Wright Medical Group N.V. Amended and Restated 2010 Incentive Plan Representing Restricted Stock Units Granted to Robert J. Palmisano**
Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 16, 2015 (File No. 001-35065)
10.9	Form of Option Certificate under the Wright Medical Group N.V. Amended and Restated 2010 Incentive Plan Representing Stock Options Granted to Non-Executive Directors**	Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 16, 2015 (File No. 001-35065)
10.10
Form of Stock Grant Certificate (in the Form of a Restricted Stock Unit) under the Wright Medical Group N.V. Amended and Restated 2010 Incentive Plan Representing Restricted Stock Units Granted to Non-Executive Directors**
Incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 16, 2015 (File No. 001-35065)

Exhibit No.	Exhibit	Method of Filing
10.11
Form of Stock Grant Certificate (in the Form of a Restricted Stock Unit) under the Wright Medical Group N.V. Amended and Restated 2010 Incentive Plan Representing Restricted Stock Units Granted to Non-Executive Directors in Lieu of Cash Retainers**
Incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 16, 2015 (File No. 001-35065)
10.12	Tornier N.V. Amended and Restated 2010 Incentive Plan**	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 19, 2015 (File No. 001-35065)
10.13	Form of Option Certificate under the Tornier N.V. 2010 Incentive Plan**	Incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2013 (File No. 001-35065)
10.14	Tornier N.V. Amended and Restated Stock Option Plan**
Incorporated by reference to Exhibit 10.10 to the Registrant’s Amendment No. 9 to Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on January 18, 2011 (Registration No. 333-167370)

10.15	Form of Option Agreement under the Tornier N.V. Stock Option Plan for Directors and Officers**	Incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on June 8, 2010 (Registration No. 333-167370)
10.16	Wright Medical Group, Inc. Second Amended and Restated 2009 Equity Incentive Plan**	Incorporated by reference to Wright Medical Group, Inc.’s Definitive Proxy Statement as filed with the Securities and Exchange Commission on April 4, 2013 (File No. 001-35823)
10.17	Form of Executive Stock Option Agreement under the Wright Medical Group, Inc. Second Amended and Restated 2009 Equity Incentive Plan**	Incorporated by reference to Exhibit 10.4 to Wright Medical Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (File No. 001-32883)
10.18	Form of Non-Employee Director Stock Option Agreement under the Wright Medical Group, Inc. Second Amended and Restated 2009 Equity Incentive Plan**	Incorporated by reference to Exhibit 10.6 to Wright Medical Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (File No. 001-32883)
10.19	Wright Medical Group, Inc. Fifth Amended and Restated 1999 Equity Incentive Plan**	Incorporated by reference to Wright Medical Group, Inc.’s Definitive Proxy Statement as filed with the Securities and Exchange Commission on April 14, 2008 (File No. 001-32883)
10.20	First Amendment to the Wright Medical Group, Inc. Fifth Amended and Restated 1999 Equity Incentive Plan**	Incorporated by reference to Exhibit 10.2 to Wright Medical Group, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2008 (File No. 001-32883)
10.21	Form of Executive Stock Option Agreement under the Wright Medical Group, Inc. Fifth Amended and Restated 1999 Equity Incentive Plan**	Incorporated by reference to Exhibit 10.13 to Wright Medical Group, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009 (File No. 001-32883)
10.22	Form of Non-Employee Director Stock Option Agreement under the Wright Medical Group, Inc. Fifth Amended and Restated 1999 Equity Incentive Plan**	Incorporated by reference to Exhibit 10.15 to Wright Medical Group, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009 (File No. 001-32883)
10.23	Tornier N.V. 2010 Employee Stock Purchase Plan**
Incorporated by reference to Exhibit 10.42 to the Registrant’s Amendment No. 9 to Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on January 18, 2011 (Registration No. 333-167370)

10.24	First Amendment of the Tornier N.V. 2010 Employee Stock Purchase Plan**	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 2, 2011 (File No. 001-35065)
10.25	Second Amendment of the Tornier N.V. 2010 Employee Stock Purchase Plan**	Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2014 (File No. 001-35065)

Exhibit No.	Exhibit	Method of Filing
10.26	Wright Medical Group N.V. Performance Incentive Plan**	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 16, 2015 (File No. 001-35065)
10.27	Form of Indemnification Agreement**	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 1, 2015 (File No. 001-35065)
10.28	Service Agreement effective as of October 1, 2015 between Wright Medical Group N.V. and Robert J. Palmisano**	Incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 16, 2015 (File No. 001-35065)
10.29	Employment Agreement effective as of October 1, 2015 between Wright Medical Group, Inc. and Robert J. Palmisano**	Incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 16, 2015 (File No. 001-35065)
10.30	Guaranty by Wright Medical Group N.V. effective as of October 1, 2015 with respect to Wright Medical Group, Inc. Obligations under Employment Agreement with Robert J. Palmisano**	Incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 16, 2015 (File No. 001-35065)
10.31	Confidentiality, Non-Competition, Non-Solicitation and Intellectual Property Rights Agreement effective as of October 1, 2015 between Wright Medical Group, Inc. and Robert J. Palmisano**	Incorporated by reference to Exhibit 10.13 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 16, 2015 (File No. 001-35065)
10.32	Inducement Stock Option Grant Agreement dated as of September 17, 2011 between Wright Medical Group, Inc. and Robert J. Palmisano**	Incorporated by reference to Exhibit 10.2 to Wright Medical Group, Inc.’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 22, 2011 (File No. 001-32883)
10.33	Service Agreement effective as of October 1, 2015 between Wright Medical Group N.V. and David H. Mowry**	Incorporated by reference to Exhibit 10.14 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 16, 2015 (File No. 001-35065)
10.34	Confidentiality, Non-Competition, Non-Solicitation and Intellectual Property Rights Agreement effective as of October 1, 2015 between Wright Medical Group, Inc. and David H. Mowry**	Incorporated by reference to Exhibit 10.15 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 16, 2015 (File No. 001-35065)
10.35	Separation Pay Agreement effective as of October 1, 2015 between Wright Medical Group, Inc. and David H. Mowry**	Incorporated by reference to Exhibit 10.19 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 16, 2015 (File No. 001-35065)
10.36	Confidentiality, Non-Competition, Non-Solicitation and Intellectual Property Rights Agreement effective as of October 1, 2015 between Wright Medical Group, Inc. and Lance A. Berry**	Incorporated by reference to Exhibit 10.16 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 16, 2015 (File No. 001-35065)
10.37	Separation Pay Agreement effective as of October 1, 2015 between Wright Medical Group, Inc. and Lance A. Berry**	Incorporated by reference to Exhibit 10.20 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 16, 2015 (File No. 001-35065)
10.38	Confidentiality, Non-Competition, Non-Solicitation and Intellectual Property Rights Agreement effective as of October 1, 2015 between Wright Medical Group, Inc. and Gregory Morrison**	Incorporated by reference to Exhibit 10.17 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 16, 2015 (File No. 001-35065)
10.39	Separation Pay Agreement effective as of October 1, 2015 between Wright Medical Group, Inc. and Gregory Morrison**	Incorporated by reference to Exhibit 10.21 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 16, 2015 (File No. 001-35065)

Exhibit No.	Exhibit	Method of Filing
10.40	Confidentiality, Non-Competition, Non-Solicitation and Intellectual Property Rights Agreement effective as of October 1, 2015 between Tornier, Inc. and Terry M. Rich**	Incorporated by reference to Exhibit 10.18 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 16, 2015 (File No. 001-35065)
10.41	Separation Pay Agreement effective as of October 1, 2015 between Tornier, Inc. and Terry M. Rich**	Incorporated by reference to Exhibit 10.22 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 16, 2015 (File No. 001-35065)
10.42	Confidentiality, Non-Competition, Non-Solicitation and Intellectual Property Rights Agreement effective as of October 1, 2015 between Wright Medical Group, Inc. and James A. Lightman**	Filed herewith
10.43	Separation Pay Agreement effective as of October 1, 2015 between Wright Medical Group, Inc. and James A. Lightman**	Filed herewith
10.44	Inducement Stock Option Grant Agreement dated as of December 29, 2011 between Wright Medical Group, Inc. and James A. Lightman**	Incorporated by reference to Exhibit 10.32 to Wright Medical Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (File No. 001-32883)
10.45	Form of Guaranty by Wright Medical Group N.V. with respect to Wright Medical Group, Inc. or Tornier, Inc. Obligations under Separation Pay Agreements with Executive Officers**	Incorporated by reference to Exhibit 10.23 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 16, 2015 (File No. 001-35065)
10.46	Resignation Agreement and Release of Claims dated October 1, 2015 between Shawn T McCormick and Tornier, Inc.**	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 1, 2015 (File No. 001-35065)
10.47	Employment Agreement dated September 4, 2012 between Tornier, Inc. and Shawn T McCormick**	Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2012 (File No. 001-35065)
10.48	Resignation Agreement and Release of Claims dated October 1, 2015 between Gordon Van Ummersen and Tornier, Inc.**	Filed herewith
10.49	Employment Agreement dated June 10, 2013 between Tornier, Inc. and Gordon Van Ummersen**	Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2013 (File No. 001-35065)
10.50
Settlement Agreement dated September 29, 2010 among the United States of America, acting through the United States Department of Justice and on behalf of the Office of Inspector General of the Department of Health and Human Services, and Wright Medical Technology, Inc.
Incorporated by reference to Exhibit 10.1 to Wright Medical Group, Inc.’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 30, 2010 (File No. 001-32883)
10.51	Corporate Integrity Agreement dated September 29, 2010, between Wright Medical Technology, Inc. and the Office of Inspector General of the Department of Health and Human Services	Incorporated by reference to Exhibit 10.2 to Wright Medical Group, Inc.’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 30, 2010 (File No. 001-32883)
10.52	Deferred Prosecution Agreement dated September 29, 2010 between Wright Medical Technology, Inc. and the United States Attorney’s Office for the District of New Jersey	Incorporated by reference to Exhibit 10.3 to Wright Medical Group, Inc.’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 30, 2010 (File No. 001-32883)
10.53	Amendment to the Corporate Integrity Agreement dated September 14, 2011 between Wright Medical Technology, Inc. and the Office of Inspector General of the Department of Health and Human Services	Incorporated by reference to Exhibit 10.2 to Wright Medical Group, Inc.’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 15, 2011 (File No. 001-32883)

Exhibit No.	Exhibit	Method of Filing
10.54	Addendum and Amendment to the Deferred Prosecution Agreement dated September 15, 2011 between Wright Medical Technology, Inc. and the United States Attorney’s Office for the District of New Jersey	Incorporated by reference to Exhibit 10.1 to Wright Medical Group, Inc.’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 15, 2011 (File No. 001-32883)
10.55	Base Call Option Transaction Confirmation dated as of February 9, 2015 between Wright Medical Group, Inc. and Deutsche Bank AG, London Branch	Incorporated by reference to Exhibit 10.1 to Wright Medical Group, Inc.’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 13, 2015 (File No. 001-35823)
10.56	Base Call Option Transaction Confirmation dated as of February 9, 2015 between Wright Medical Group, Inc. and JPMorgan Chase Bank, National Association	Incorporated by reference to Exhibit 10.3 to Wright Medical Group, Inc.’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 13, 2015 (File No. 001-35823)
10.57	Base Call Option Transaction Confirmation dated as of February 9, 2015 between Wright Medical Group, Inc. and Wells Fargo Bank, National Association	Incorporated by reference to Exhibit 10.5 to Wright Medical Group, Inc.’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 13, 2015 (File No. 001-35823)
10.58	Base Warrants Confirmation dated as of February 9, 2015 between Wright Medical Group, Inc. and Deutsche Bank AG, London Branch	Incorporated by reference to Exhibit 10.7 to Wright Medical Group, Inc.’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 13, 2015 (File No. 001-35823)
10.59	Base Warrants Confirmation dated as of February 9, 2015 between Wright Medical Group, Inc. and JPMorgan Chase Bank, National Association	Incorporated by reference to Exhibit 10.9 to Wright Medical Group, Inc.’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 13, 2015 (File No. 001-35823)
10.60	Base Warrants Confirmation dated as of February 9, 2015 between Wright Medical Group, Inc. and Wells Fargo Bank, National Association	Incorporated by reference to Exhibit 10.11 to Wright Medical Group, Inc.’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 13, 2015 (File No. 001-35823)
10.61	Additional Call Option Transaction Confirmation dated as of February 10, 2015 between Wright Medical Group, Inc. and Deutsche Bank AG, London Branch	Incorporated by reference to Exhibit 10.2 to Wright Medical Group, Inc.’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 13, 2015 (File No. 001-35823)
10.62	Additional Call Option Transaction Confirmation dated as of February 10, 2015 between Wright Medical Group, Inc. and JPMorgan Chase Bank, National Association	Incorporated by reference to Exhibit 10.4 to Wright Medical Group, Inc.’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 13, 2015 (File No. 001-35823)
10.63	Additional Call Option Transaction Confirmation dated as of February 10, 2015 between Wright Medical Group, Inc. and Wells Fargo Bank, National Association	Incorporated by reference to Exhibit 10.6 to Wright Medical Group, Inc.’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 13, 2015 (File No. 001-35823)
10.64	Additional Warrants Confirmation dated as of February 10, 2015 between Wright Medical Group, Inc. and Deutsche Bank AG, London Branch	Incorporated by reference to Exhibit 10.8 to Wright Medical Group, Inc.’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 13, 2015 (File No. 001-35823)
10.65	Additional Warrants Confirmation dated as of February 10, 2015 between Wright Medical Group, Inc. and JPMorgan Chase Bank, National Association	Incorporated by reference to Exhibit 10.10 to Wright Medical Group, Inc.’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 13, 2015 (File No. 001-35823)
10.66	Additional Warrants Confirmation dated as of February 10, 2015 between Wright Medical Group, Inc. and Wells Fargo Bank, National Association	Incorporated by reference to Exhibit 10.12 to Wright Medical Group, Inc.’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 13, 2015 (File No. 001-35823)
10.67	Amendment to the Base Warrant Confirmation dated as of November 24, 2015 between Wright Medical Group N.V. and Deutsche Bank AG, London Branch	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 27, 2015 (File No. 001-35065)
10.68	Amendment to the Base Warrant Confirmation dated as of November 24, 2015 between Wright Medical Group N.V. and JPMorgan Chase Bank, National Association	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 27, 2015 (File No. 001-35065)

Exhibit No.	Exhibit	Method of Filing
10.69	Amendment to the Base Warrant Confirmation dated as of November 24, 2015 between Wright Medical Group N.V. and Wells Fargo Bank, National Association	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 27, 2015 (File No. 001-35065)
10.70	Amendment to the Additional Warrant Confirmation dated as of November 24, 2015 between Wright Medical Group N.V. and Deutsche Bank AG, London Branch	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 27, 2015 (File No. 001-35065)
10.71	Amendment to the Additional Warrant Confirmation dated as of November 24, 2015 between Wright Medical Group N.V. and JPMorgan Chase Bank, National Association	Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 27, 2015 (File No. 001-35065)
10.72	Amendment to the Additional Warrant Confirmation dated as of November 24, 2015 between Wright Medical Group N.V. and Wells Fargo Bank, National Association	Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 27, 2015 (File No. 001-35065)
10.73	Agreement of Lease dated December 28, 2013 between Wright Medical Technology, Inc. and RBM Cherry Road Partners	Incorporated by reference to Exhibit 10.94 to Wright Medical Group Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (File No. 001-35823)
10.74	Lease Agreement dated as of May 14, 2012 between Liberty Property Limited Partnership, as Landlord, and Tornier, Inc., as Tenant	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 15, 2012 (File No. 001-35065)
10.75	Commercial Leases (Two) dated May 30, 2006 between Alain Tornier and Colette Tornier and Tornier SAS
Incorporated by reference to Exhibit 10.22 to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on August 11, 2010 (Registration No. 333-167370)

10.76	Commercial Lease dated December 29, 2007 between Animus SCI and Tornier SAS
Incorporated by reference to Exhibit 10.23 to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on August 11, 2010 (Registration No. 333-167370)

10.77	Rider No. 1 to Commercial Lease dated August 18, 2012 between Animus SCI and Tornier SAS	Incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2012 (File No. 001-35065)
10.78	Commercial Lease dated February 6, 2008 between Balux SCI and Tornier SAS
Incorporated by reference to Exhibit 10.24 to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on August 11, 2010 (Registration No. 333-167370)

10.79	Rider No. 1 to the Commercial Lease dated February 6, 2008 dated August 18, 2012 between Balux SCI and Tornier SAS	Incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2012 (File No. 001-35065)
10.80	Commercial Lease dated September 3, 2008 between SCI Calyx and Tornier SAS
Incorporated by reference to Exhibit 10.26 to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on August 11, 2010 (Registration No. 333-167370)

10.81	Commercial Lease dated December 23, 2008 between Seamus Geaney and Tornier Orthopedics Ireland Limited
Incorporated by reference to Exhibit 10.27 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on July 15, 2010 (Registration No. 333-167370)

10.82	Development, Manufacturing and Supply Agreement dated as of June 28, 2005 between BioMimetic Therapeutics, Inc. and Kensey Nash Corporation(1)
Incorporated by reference to Exhibit 10.10 to BioMimetic Therapeutics, Inc.’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on February 10, 2006 (Registration No. 333-131718)

Exhibit No.	Exhibit	Method of Filing
10.83	First Amendment to Development, Manufacturing and Supply Agreement effective August 15, 2006 between BioMimetic Therapeutics, Inc. and Kensey Nash Corporation(1)	Incorporated by reference to Exhibit 10.58 to BioMimetic Therapeutics, Inc.’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2009 (File No. 000-51934)
10.84	Second Amendment to Development, Manufacturing and Supply Agreement effective November 1, 2006 between BioMimetic Therapeutics, Inc. and Kensey Nash Corporation(1)	Incorporated by reference to Exhibit 10.59 to BioMimetic Therapeutics, Inc.’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2009 (File No. 000-51934)
10.85	Third Amendment to Development, Manufacturing and Supply Agreement effective April 2, 2008 between BioMimetic Therapeutics, Inc. and Kensey Nash Corporation(1)	Incorporated by reference to Exhibit 10.60 to BioMimetic Therapeutics, Inc.’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2009 (File No. 000-51934)
10.86	Fourth Amendment to Development, Manufacturing and Supply Agreement effective September 30, 2010 between BioMimetic Therapeutics, Inc. and Kensey Nash Corporation(1)	Incorporated by reference to Exhibit 10.62 to BioMimetic Therapeutics, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 000-51934)
10.87	Technology Transfer Agreement dated as of September 1, 2014 between Novartis Vaccines and Diagnostics, Inc. and BioMimetic Therapeutics, LLC(2)	Incorporated by reference to Exhibit 10.99 to Wright Medical Group, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2014 (File No. 001-35823)
10.88	By-Laws of SCI Calyx
Incorporated by reference to Exhibit 10.36 to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on August 11, 2010 (Registration No. 333-167370)

12.1	Computation of Ratio of Earnings to Fixed Charges	Filed herewith
21.1	Subsidiaries of Wright Medical Group N.V.	Filed herewith
23.1	Consent of KPMG LLP, an Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002	Furnished herewith

Exhibit No.	Exhibit	Method of Filing
101
The following materials from Wright Medical Group N.V.’s Annual Report on Form 10-K for the fiscal year ended December 27, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 27, 2015 and December 31, 2014, (ii) the Consolidated Statements of Operations for each of the fiscal years in the three-year period ended December 27, 2015, (iii) the Consolidated Statements of Comprehensive Loss for each of the fiscal years in the three-year period ended December 27, 2015, (iv) the Consolidated Statements of Cash Flows for each of the fiscal years in the three-year period ended December 27, 2015, (v) Consolidated Statements of Shareholders’ Equity for each of the fiscal years in the three-year period ended December 27, 2015, and (vi) Notes to Consolidated Financial Statements
Filed herewith
__________________________

*
All exhibits and schedules to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant will furnish the omitted exhibits and schedules to the Securities and Exchange Commission upon request by the Securities and Exchange Commission.

**	A management contract or compensatory plan or arrangement.

(1)
A confidential treatment renewal application has been submitted under Rule 24b-2 under the Securities Exchange Act of 1934, as amended. The confidential portions of this exhibit have been omitted and marked accordingly. The confidential portions have been filed separately with the Securities and Exchange Commission pursuant to a confidential treatment renewal request.

(2)
Confidential treatment granted under Rule 24b-2 under the Securities Exchange Act of 1934, as amended. The confidential portions of this exhibit have been omitted and marked accordingly. The confidential portions have been filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request.

Note:
Certain instruments defining the rights of holders of long-term debt securities of the Registrant or its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of SEC Regulation S-K. The Registrant hereby undertakes to furnish to the Securities and Exchange Commission, upon request, copies of any such instruments.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders

Wright Medical Group N.V.:

Under date of February 23, 2016, we reported on the consolidated balance sheets of Wright Medical Group N.V. and subsidiaries (the Company) as of December 27, 2015 and December 31, 2014, and the related consolidated statements of operations, comprehensive loss, cash flows, and changes in shareholders’ equity for the years ended December 27, 2015, December 31, 2014 and December 31, 2013, which are included in the annual report on Form 10-K for the year ended December 27, 2015. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule listed in Item 15 in the annual report on Form 10-K. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.
In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

(signed) KPMG LLP
Memphis, Tennessee
February 23, 2016

Wright Medical Group N.V. Schedule II-Valuation and Qualifying Accounts (In thousands)

	Balance at Beginning of Period	Charged to Cost and Expenses	Deductions and Other	Balance at End of Period
Allowance for doubtful accounts:
For the period ended:
December 27, 2015	$930	$(878)	$1,137	$1,189
December 31, 2014	$272	$(684)	$1,342	$930
December 31, 2013	$291	$(66)	$47	$272
Sales returns and allowance:
For the period ended:
December 27, 2015	$66	$151		$217
December 31, 2014	$282	$(216)		$66
December 31, 2013	$—	$(16)	$—	$(16)

S-1