Form 10-Q
period 2016-03-27
Wright Medical Group N.V.
filed 2016-05-04
CIK 1492658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-35065
WRIGHT MEDICAL GROUP N.V.
(Exact name of registrant as specified in its charter)

The Netherlands	98-0509600
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Prins Bernhardplein 200 1097 JB Amsterdam, The Netherlands (Address of principal executive offices)	None (Zip Code)
(+31) 20 521 4777
(Registrant’s telephone number, including area code)
Not applicable
(Former name, former address and former fiscal year, if changed since last report)
_________________
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

Large accelerated filer ☑	Non-accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of May 2, 2016, there were 102,713,374 ordinary shares outstanding.

WRIGHT MEDICAL GROUP N.V.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 27, 2016

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document may contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), and that are subject to the safe harbor created by those sections. These statements reflect management's current knowledge, assumptions, beliefs, estimates, and expectations and express management's current view of future performance, results, and trends. Forward looking statements may be identified by their use of terms such as anticipate, believe, could, estimate, expect, intend, may, plan, predict, project, will, and other similar terms. Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to materially differ from those described in the forward-looking statements. The reader should not place undue reliance on forward-looking statements. Such statements are made as of the date of this report, and we undertake no obligation to update such statements after this date. Risks and uncertainties that could cause our actual results to materially differ from those described in forward-looking statements are discussed in our filings with the U.S. Securities and Exchange Commission (SEC) (including our most recent Annual Report on Form 10-K, which was filed with the SEC on February 23, 2016). By way of example and without implied limitation, such risks and uncertainties include:

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

For more information regarding these and other uncertainties and factors that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements or otherwise could materially adversely affect our business, financial condition, or operating results, see “Part I. Item 1A. Risk Factors” of our most recent Annual Report on Form 10-K. The risks and uncertainties described above and in “Part I. Item 1A. Risk Factors” of our most recent Annual Report on Form 10-K are not exclusive and further information concerning us and our business, including factors that potentially could materially affect our financial results or condition, may emerge from time to time. We assume no obligation to update, amend, or clarify forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. We advise you, however, to consult any further disclosures we make on related subjects in our future Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K we file with or furnish to the SEC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited).

Wright Medical Group N.V. Condensed Consolidated Balance Sheets (In thousands, except share data) (unaudited)

	March 27, 2016	December 27, 2015
Assets:
Current assets:
Cash and cash equivalents	$121,404	$139,804
Accounts receivable, net	127,336	131,050
Inventories	215,577	229,109
Prepaid expenses	13,984	15,002
Other current assets	49,589	44,919
Total current assets	527,890	559,884

Property, plant and equipment, net	236,790	240,769
Goodwill	879,979	876,344
Intangible assets, net	257,336	256,743
Deferred income taxes	2,667	2,580
Other assets [1]	74,809	137,174
Total assets [1]	$1,979,471	$2,073,494
Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$30,789	$30,904
Accrued expenses and other current liabilities	167,080	173,863
Current portion of long-term obligations	2,092	2,171
Total current liabilities	199,961	206,938

Long-term debt and capital lease obligations [1]	570,434	561,201
Deferred income taxes	42,634	41,755
Other liabilities	144,047	208,574
Total liabilities [1]	957,076	1,018,468
Commitments and contingencies (Note 13)
Shareholders’ equity:
Ordinary shares, €0.03 par value, authorized: 320,000,000 shares; issued and outstanding: 102,711,068 shares at March 27, 2016 and 102,672,678 shares at December 27, 2015	3,791	3,790
Additional paid-in capital	1,839,596	1,835,586
Accumulated other comprehensive income (loss)	866	(10,484)
Accumulated deficit	(821,858)	(773,866)
Total shareholders’ equity	1,022,395	1,055,026
Total liabilities and shareholders’ equity [1]	$1,979,471	$2,073,494

[1]	The prior period debt issuance costs were reclassified to account for adoption of ASU 2015-03 and ASU 2015-15 (See Note 2).
The accompanying notes are an integral part of these consolidated financial statements.

Wright Medical Group N.V. Condensed Consolidated Statements of Operations (In thousands, except per share data) (unaudited)

	Three months ended
	March 27, 2016	March 31, 2015
Net sales	$181,027	$77,934
Cost of sales [1]	52,315	19,125
Gross profit	128,712	58,809
Operating expenses:
Selling, general and administrative [1]	138,911	82,199
Research and development [1]	12,554	7,117
Amortization of intangible assets	6,627	2,614
Total operating expenses	158,092	91,930
Operating loss	(29,380)	(33,121)
Interest expense, net	11,854	7,649
Other (income) expense, net	(1,068)	5,312
Loss from continuing operations before income taxes	(40,166)	(46,082)
(Benefit) provision for income taxes	(891)	166
Net loss from continuing operations	$(39,275)	$(46,248)
Loss from discontinued operations, net of tax	$(8,717)	$(3,500)
Net loss	$(47,992)	$(49,748)

Net loss from continuing operations per share (Note 12): [2]
Basic	$(0.38)	$(0.88)
Diluted	$(0.38)	$(0.88)

Net loss per share (Note 12): [2]
Basic	$(0.47)	$(0.95)
Diluted	$(0.47)	$(0.95)

Weighted-average number of ordinary shares outstanding-basic [2]	102,704	52,437
Weighted-average number of ordinary shares outstanding-diluted [2]	102,704	52,437
___________________________

[1]	These line items include the following amounts of non-cash, share-based compensation expense for the periods indicated:

	Three months ended
	March 27, 2016	March 31, 2015
Cost of sales	$133	$3
Selling, general and administrative	3,050	2,072
Research and development	134	262

[2]	The prior period weighted-average shares outstanding and net loss per share amounts were converted to meet post-merger valuations as described within Note 12.
The accompanying notes are an integral part of these consolidated financial statements.

Wright Medical Group N.V.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(unaudited)

	Three months ended
	March 27, 2016	March 31, 2015
Net loss	$(47,992)	$(49,748)

Other comprehensive income (loss), net of tax:
Changes in foreign currency translation	11,350	(8,997)
Other comprehensive income (loss)	11,350	(8,997)

Comprehensive loss	$(36,642)	$(58,745)

The accompanying notes are an integral part of these consolidated financial statements.

Wright Medical Group N.V. Condensed Consolidated Statements of Cash Flows (In thousands) (unaudited)

	Three months ended
	March 27, 2016	March 31, 2015
Operating activities:
Net loss	$(47,992)	$(49,748)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	13,222	5,280
Share-based compensation expense	3,317	2,337
Amortization of intangible assets	6,627	2,614
Amortization of deferred financing costs and debt discount	7,944	1,297
Deferred income taxes	(15)	2
Provision for excess and obsolete inventory [1]	4,014	1,794
Write-off of deferred financing costs	—	24,746
Amortization of inventory step-up adjustment [1]	11,360	28
Non-cash adjustment to derivative fair values	(6,641)	(6,935)
Mark-to-market adjustment for CVRs (Note 6)	5,324	(13,454)
Other	1,658	929
Changes in assets and liabilities (net of acquisitions):
Accounts receivable	4,872	3,149
Inventories [1]	(132)	(14,988)
Prepaid expenses and other current assets	(3,104)	7,437
Accounts payable	(486)	6,351
Accrued expenses and other liabilities	(9,746)	3,915
Net cash used in operating activities	(9,778)	(25,246)
Investing activities:
Capital expenditures	(9,079)	(11,854)
Purchase of intangible assets	(1,464)	(79)
Sales and maturities of available-for-sale marketable securities	—	2,566
Net cash used in investing activities	(10,543)	(9,367)
Financing activities:
Issuance of ordinary shares	764	73
Proceeds from 2020 warrants	—	86,400
Payment of 2020 notes hedge option	—	(144,843)
Repurchase of 2017 warrants	—	(59,803)
Payment of 2017 notes premium	—	(49,152)
Proceeds from 2017 notes hedge option	—	69,764
Proceeds from issuance of long-term debt	821	632,500
Payments of long-term debt	(136)	(240,000)
Payments of deferred financing costs and equity issuance costs	—	(20,081)
Payments of capital lease obligations	(333)	(186)
Net cash provided by financing activities	1,116	274,672

Effect of exchange rates on cash and cash equivalents	805	(2,136)

Net (decrease) increase in cash and cash equivalents	(18,400)	237,923

Cash and cash equivalents, beginning of period	139,804	227,326

Cash and cash equivalents, end of period	$121,404	$465,249

[1]	The prior period balances were revised to show separate presentation related to provision for excess and obsolete inventory and amortization of inventory step-up adjustment.
The accompanying notes are an integral part of these consolidated financial statements.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Upon completion of the merger between Wright Medical Group, Inc. (legacy Wright or WMG) and Tornier N.V. (legacy Tornier) (the Wright/Tornier merger or merger) effective October 1, 2015, Robert J. Palmisano, former President and Chief Executive Officer (CEO) of legacy Wright, became President and CEO of the combined company, David H. Mowry, former President and CEO of legacy Tornier, became Executive Vice President and Chief Operating Officer, and Lance A. Berry, former Senior Vice President (SVP) and Chief Financial Officer (CFO) of legacy Wright, became SVP and CFO. Our board of directors is comprised of five representatives from legacy Wright’s board of directors and five representatives from legacy Tornier’s board of directors, including Mr. Palmisano and Mr. Mowry. On April 4, 2016, David H. Mowry announced his resignation as Executive Vice President and Chief Operating Officer and as an executive director effective as of May 6, 2016. Immediately upon completion of the merger, legacy Wright shareholders owned approximately 52% of the combined company and legacy Tornier shareholders owned approximately 48%. In connection with the merger, the trading symbol for our ordinary shares changed from “TRNX” to “WMGI.” Because of these and other facts and circumstances, the merger has been accounted for as a “reverse acquisition” under generally acceptable accounting principles in the United States (US GAAP), and as such, legacy Wright is considered the acquiring entity for accounting purposes. Therefore, legacy Wright’s historical results of operations replaced legacy Tornier’s historical results of operations for all periods prior to the merger. More specifically, the accompanying consolidated financial statements for periods prior to the merger are those of legacy Wright and its subsidiaries, and for periods subsequent to the merger also include legacy Tornier and its subsidiaries.
Our fiscal year runs from the Monday nearest to the thirty-first of December of a year, and ends on the Sunday nearest to the thirty-first of December of the following year. Prior to the merger, our fiscal year ended December 31 each year.
The condensed consolidated financial statements and accompanying notes present our consolidated results for each of the three months ended March 27, 2016 and March 31, 2015.
All amounts are presented in U.S. dollar ($), except where expressly stated as being in other currencies, e.g., Euros (€).
References in these notes to consolidated financial statements to "we," "our" and "us" refer to Wright Medical Group N.V. and its subsidiaries after the Wright/Tornier merger and Wright Medical Group, Inc. and its subsidiaries before the merger.

2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation. The unaudited condensed consolidated interim financial statements of Wright Medical Group N.V. have been prepared in accordance with US GAAP for interim financial statements and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to these rules and regulations. Accordingly, these unaudited condensed consolidated interim financial statements should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 27, 2015, as filed with the U.S. Securities and Exchange Commission (SEC) on February 23, 2016.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments necessary for a fair presentation of our interim financial results. All such adjustments are of a normal and recurring nature. The results of operations for any interim period are not indicative of results for the full fiscal year. The accompanying unaudited condensed consolidated interim financial statements include our accounts and those of our domestic and international subsidiaries, all of which are wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the dates of the financial statements and the amounts of revenues and expenses during the reporting periods. Actual amounts realized or paid could differ from those estimates.
Reclassifications. Certain prior period amounts have been reclassified to conform to the current period presentation.
Shipping and Handling Costs. We incur shipping and handling costs associated with the shipment of goods to customers, independent distributors, and our subsidiaries. Amounts billed to customers for shipping and handling of products are included in net sales. Costs incurred related to shipping and handling of products to customers are included in selling, general and administrative expenses. These amounts totaled $3.8 million for the three months ended March 27, 2016 and $2.3 million for the three months ended March 31, 2015. All other shipping and handling costs are included in cost of sales.
Recent Accounting Pronouncements. On May 28, 2014 and August 12, 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2014-09 and 2015-14, Revenue from Contracts with Customers, which supersedes virtually all existing revenue recognition guidance under US GAAP. The ASU provides a five-step model for revenue recognition that companies will apply to recognize revenue in a manner that reflects the timing of the transfer of services to customers and that the amount of revenue recognized reflects the consideration that a company expects to receive for the goods and services provided. The ASU will be effective for us beginning in fiscal year 2018. We are in the initial phases of our adoption plans and; accordingly, we are unable to estimate any effect this may have on our revenue recognition practices.
On April 7, 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, as part of its simplification initiative. The ASU changes the presentation of debt issuance costs in financial statements to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. Further, on August 16, 2015, the FASB issued ASU 2015-15 Presentation and Subsequent Measurement of Debt Issuance Costs Associated With Line-of-Credit Arrangements to clarify the SEC staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements given the lack of guidance on this topic in ASU 2015-03. The SEC staff has announced that it would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. We have adopted this guidance retrospectively and have adjusted our other assets and long-term debt balances by $15.3 million and $16.2 million, respectively, to reflect the net presentation of debt issuance costs as of December 27, 2015 and March 27, 2016.
On September 25, 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments to simplify the accounting for measurement-period adjustments. The ASU, which is part of the FASB’s simplification initiative, was issued in response to stakeholder feedback that restatements of prior periods to reflect adjustments made to provisional amounts recognized in a business combination increase the cost and complexity of financial reporting but do not significantly improve the usefulness of the information. Under this ASU, an acquirer must recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined and must present these amounts separately on the face of the income statement or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. We have adopted ASU 2015-16 in the first quarter of 2016 and will recognize, as applicable, any material adjustments to provisional amounts. As discussed in Note 3, purchase price allocations for the Wright/Tornier merger are subject to adjustment during the measurement period.
On February 25, 2016, the FASB issued ASU 2016-02, Leases, which introduces a lessee model that brings most leases on the balance sheet. The new standard also aligns many of the underlying principles of the new lessor model with those in FASB Accounting Standards Codification (ASC) 606, the FASB’s new revenue recognition standard (e.g., those related to evaluating when profit can be recognized). Furthermore, the ASU addresses other concerns related to the current leases model. The ASU will be effective for us beginning in fiscal year 2019. We are in the initial phases of our adoption plans and; accordingly, we are unable to estimate any effect this may have on our leasing practices.

3. Acquisition and Disposition
Wright/Tornier Merger

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

On October 1, 2015, we completed the Wright/Tornier merger. Immediately upon completion of the merger, legacy Wright shareholders owned approximately 52% of the combined company and legacy Tornier shareholders owned approximately 48%. Effective upon completion of the merger, we have operated under the leadership of the legacy Wright management team and our board of directors is comprised of five representatives from legacy Wright’s board of directors and five representatives from legacy Tornier’s board of directors. Because of these and other facts and circumstances, the merger has been accounted for as a “reverse acquisition” under US GAAP. As such, legacy Wright is considered the acquiring entity for accounting purposes; and therefore, legacy Wright’s historical results of operations replaced legacy Tornier’s historical results of operations for all periods prior to the merger. As part of the merger, each legacy Wright share was converted into the right to receive 1.0309 ordinary shares of the combined company. The Wright/Tornier merger added legacy Tornier’s complementary extremities product portfolio to further accelerate growth opportunities in our global extremities business. The results of operations of both companies are included in our consolidated financial statements for all periods after completion of the merger.
The acquired business contributed net sales of $88.9 million and operating loss of $1 million to our consolidated results of operations for the three months ended March 27, 2016.
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
The following presents the preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed on October 1, 2015 (in thousands):

Cash and cash equivalents	$30,117
Accounts receivable	63,510
Inventories	140,715
Other current assets	9,256
Property, plant and equipment, net	123,099
Intangible assets, net	204,200
Deferred income taxes	1,399
Other assets	8,658
Total assets acquired	580,954
Current liabilities	(104,930)
Long-term debt	(79,554)
Deferred income taxes	(36,544)
Other non-current liabilities	(8,434)
Total liabilities assumed	(229,462)
Net assets acquired	351,492

Goodwill	682,743

Total preliminary purchase consideration	$1,034,235
Any changes in the estimated fair values of the net assets recorded for this business combination upon the finalization of more detailed analyses of the facts and circumstances that existed at the date of the transaction will change the allocation of the purchase

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

price. Any subsequent changes to the purchase allocation during the measurement period that are material will be recorded in the reporting period in which the adjustment amounts are determined in accordance with ASU 2015-16.
During the quarter ended March 27, 2016, we revised the opening balance liabilities and goodwill by $0.6 million acquired as part of the Wright/Tornier merger.
The acquisition was recorded by allocating the costs of the net assets acquired based on their estimated fair values at the acquisition date. Trade receivables and payables, as well as certain other current and non-current assets and liabilities, were valued at the existing carrying values as they represented the fair value of those items at the acquisition date, based on management’s judgments and estimates. Trade receivables included gross contractual amounts of $73.9 million and our best estimate of $10.4 million which represents contractual cash flows not expected to be collected at the acquisition date.
The fair value of property, plant and equipment utilized a combination of the cost and market approaches, depending on the characteristics of the asset classification.
In determining the fair value of intangibles, we used an income method which is based on forecasts of the expected future cash flows attributable to the respective assets. Significant estimates and assumptions inherent in the valuations reflect a consideration of other marketplace participants and include the amount and timing of future cash flows (including expected growth rates and profitability), the underlying product or technology life cycles, the economic barriers to entry, and the discount rate applied to the cash flows.
Of the $204.2 million of acquired intangible assets, $91.0 million was assigned to customer relationships (20 year life), $89.2 million was assigned to developed technology (10 year life), $15.7 million was assigned to in-process research and development, and $8.3 million was assigned to trade names (2.6 year life).
The excess of the cost of the acquisition over the fair value of the net assets acquired is recorded as goodwill. The goodwill is primarily attributable to strategic opportunities that arose from the acquisition of Tornier. The goodwill is not expected to be deductible for tax purposes.
Pro Forma Condensed Combined Financial Information
The following pro forma combined financial information summarizes the results of operations for the periods indicated as if the Wright/Tornier merger had been completed as of January 1, 2015. Pro forma information reflects adjustments that are expected to have a continuing impact on our results of operations and are directly attributable to the merger. The pro forma results include adjustments to reflect, among other things, the amortization of the inventory step-up, the incremental intangible asset amortization to be incurred based on the preliminary values of each identifiable intangible asset, and to eliminate interest expense related to legacy Tornier's former bank term debt and line of credit, which were repaid upon completion of the Wright/Tornier merger. The pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the merger had occurred as of January 1, 2015 or that may be obtained in the future, and do not reflect future synergies, integration costs, or other such costs or savings.

	Three months ended
	March 27, 2016	March 31, 2015
Net sales	$181,027	$162,129
Net loss from continuing operations	(35,536)	(68,402)
The pro forma net loss for the three-month period ended March 31, 2015 includes approximately $2.5 million of non-recurring merger-related transaction expenses.
Divestiture of Certain Legacy Tornier Ankle Replacement and Toe Assets
On October 1, 2015, simultaneous with the completion of the Wright/Tornier merger, legacy Tornier completed the divestiture of the U.S. rights to legacy Tornier's SALTO TALARIS® and SALTO TALARIS® XT™ line of ankle replacement products and line of silastic toe replacement products, among other assets, for cash. We retained the right to sell these products outside the United States for up to 20 years unless the purchaser exercises an option to purchase the ex-United States rights to the products. The completion of the asset divestiture was subject to and contingent upon the completion of the Wright/Tornier merger and we believe was necessary in order to obtain U.S. Federal Trade Commission approval of the Wright/Tornier merger. As these assets were not part of Wright/Tornier merger, they were not part of the purchase allocation. Additionally, the pro forma results above exclude the divested operations as if the divestiture were to have occurred on January 1, 2015.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

4. Discontinued Operations
On January 9, 2014, legacy Wright completed the divestiture and sale of its hip and knee (OrthoRecon) business to MicroPort Scientific Corporation (MicroPort). Pursuant to the terms of the agreement with MicroPort, the purchase price (as defined in the agreement) was approximately $283 million (including a working capital adjustment), which MicroPort paid in cash. As a result of the transaction, we recognized approximately $24.3 million as the gain on disposal of the OrthoRecon business, before the effect of income taxes.
All current and historical operating results for the OrthoRecon business are reflected within discontinued operations in the condensed consolidated financial statements. The following table summarizes the results of discontinued operations (in thousands, except per share data):

	Three months ended
	March 27, 2016	March 31, 2015
Revenue	$—	$—
Loss before tax	(8,717)	(3,500)
Income tax provision	—	—
Loss from discontinued operations, net of tax	(8,717)	(3,500)
Net loss from discontinued operations per share (Note 12):
Basic	$(0.08)	$(0.07)
Diluted	$(0.08)	$(0.07)

Weighted-average number of ordinary shares outstanding-basic [1]	102,704	52,437
Weighted-average number of ordinary shares outstanding-diluted [1]	102,704	52,437
___________________________

[1]	The prior period weighted-average shares outstanding and net loss per share amounts were converted to meet post-merger valuations as described within Note 12.

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

5. Inventories
Inventories consist of the following (in thousands):

	March 27, 2016	December 27, 2015
Raw materials	$17,850	$18,057
Work-in-process	25,034	27,946
Finished goods	172,693	183,106
	$215,577	$229,109

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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

2017 Conversion Derivative and Notes Hedging
On August 31, 2012, WMG issued $300 million aggregate principal amount of 2.00% cash convertible senior notes due 2017 (the 2017 Notes). The 2017 Notes have a conversion derivative feature (2017 Notes Conversion Derivative) that requires bifurcation from the 2017 Notes in accordance with ASC Topic 815, and is accounted for as a derivative liability. The fair value of the 2017 Notes Conversion Derivative at the time of issuance of the 2017 Notes was $48.1 million. See Note 9 of the condensed consolidated financial statements for additional information regarding the 2017 Notes.
In connection with the issuance of the 2017 Notes, WMG entered into hedges (2017 Notes Hedges) with three option counterparties (Option Counterparties). The aggregate cost of the 2017 Notes Hedges was $56.2 million and was accounted for as a derivative asset in accordance with ASC Topic 815.
On February 13, 2015, WMG issued $632.5 million aggregate principal amount of 2.00% cash convertible senior notes due 2020 (the 2020 Notes), which generated proceeds of approximately $613 million net of issuance costs. See Note 9 for further information regarding the 2020 Notes. WMG used approximately $292 million of these net proceeds to repurchase and extinguish approximately $240 million aggregate principal amount of the 2017 Notes, settle the associated portion of the 2017 Notes Conversion Derivative at a cost of approximately $49 million, and satisfy the accrued interest of $2.4 million. WMG also settled all of the 2017 Notes Hedges (receiving $70 million) and repurchased all of the warrants associated with the 2017 Notes (paying $60 million), generating net proceeds of approximately $10 million.
The following table summarizes the fair value and the presentation in the consolidated balance sheet (in thousands):

	Location on condensed consolidated balance sheet	March 27, 2016	December 27, 2015
2017 Notes Conversion Derivative	Other liabilities	$3,546	$10,440
The 2017 Notes Conversion Derivative is measured at fair value using Level 3 inputs. This instrument is not actively traded and is valued using an option pricing model that uses observable and unobservable market data for inputs.
Neither the 2017 Notes Conversion Derivative nor the 2017 Notes Hedges qualify for hedge accounting; thus, any change in the fair value of the derivatives is recognized immediately in the consolidated statements of operations. The following table summarizes the gain/(loss) on changes in fair value (in thousands):

	March 27, 2016	March 31, 2015

2017 Notes Hedges	$—	$(10,236)
2017 Notes Conversion Derivative	6,894	13,417
Net gain on changes in fair value	$6,894	$3,181
2020 Conversion Derivative and Notes Hedging

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

On February 13, 2015, WMG issued the 2020 Notes. The 2020 Notes have a conversion derivative feature (2020 Notes Conversion Derivative) that requires bifurcation from the 2020 Notes in accordance with ASC Topic 815, and is accounted for as a derivative liability. The fair value of the 2020 Notes Conversion Derivative at the time of issuance of the 2020 Notes was $149.8 million. See Note 9 of the condensed consolidated financial statements for further information regarding the 2020 Notes.
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

	Location on condensed consolidated balance sheet	March 27, 2016	December 27, 2015
2020 Notes Hedges	Other assets	$65,621	$127,758
2020 Notes Conversion Derivative	Other liabilities	$67,223	$129,107
The 2020 Notes Hedges and the 2020 Notes Conversion Derivative are measured at fair value using Level 3 inputs. These instruments are not actively traded and are valued using an option pricing model that uses observable and unobservable market data for inputs.
Neither the 2020 Notes Conversion Derivative nor the 2020 Notes Hedges qualify for hedge accounting; thus, any change in the fair value of the derivatives is recognized immediately in the condensed consolidated statements of operations. The following table summarizes the (loss)/gain on changes in fair value (in thousands):

	March 27, 2016	March 31, 2015

2020 Notes Hedges	$(62,137)	$(9,283)
2020 Notes Conversion Derivative	61,884	13,036
Net (loss) gain on changes in fair value	$(253)	$3,753
Derivatives not Designated as Hedging Instruments
We employ a derivative program using foreign currency forward contracts to mitigate the risk of currency fluctuations on our intercompany receivable and payable balances that are denominated in foreign currencies. These forward contracts are expected to offset the transactional gains and losses on the related intercompany balances. These forward contracts are not designated as hedging instruments under FASB ASC Topic 815. Accordingly, the changes in the fair value and the settlement of the contracts are recognized in the period incurred in the accompanying consolidated statements of operations. At March 27, 2016 and December 27, 2015, we had $0.1 million and $3.6 million in foreign currency contracts outstanding, respectively.
As part of the acquisition of WG Healthcare on January 7, 2013, we may be obligated to pay contingent consideration upon the achievement of certain revenue milestones; therefore, we have recorded the estimated fair value of future contingent consideration of approximately $0.6 million as of March 27, 2016 and December 27, 2015.
As part of the acquired sales and distribution business of Surgical Specialties Australia Pty. Ltd in 2015, we have recorded contingent consideration of approximately $1.5 million as of March 27, 2016 and December 27, 2015.
The fair value of the contingent consideration as of March 27, 2016 and December 27, 2015 was determined using a discounted cash flow model and probability adjusted estimates of the future earnings and is classified in Level 3. Changes in the fair value of contingent consideration are recorded in “Other (income) expense, net” in our consolidated statements of operations.
On March 1, 2013, as part of the acquisition of BioMimetic Therapeutics, Inc. (BioMimetic), we issued Contingent Value Rights (CVRs) as part of the merger consideration. Each CVR entitles its holder to receive additional cash payments of up to $6.50 per share, which are payable upon receipt of FDA approval of AUGMENT® Bone Graft and upon achieving certain revenue milestones. On September 1, 2015, AUGMENT® Bone Graft received FDA approval and the first of the milestone payments associated with the CVRs was paid out at $3.50 per share, which totaled $98.1 million. The fair value of the CVRs outstanding at March 27, 2016 and December 27, 2015 was $34 million and $28 million, respectively, and was determined using the closing price of the security in the active market (Level 1). For the quarters ended March 27, 2016 and March 31, 2015, the change in the value of the CVRs resulted in expense of $5.3 million and income of $13.5 million, respectively, which was recorded in "Other expense (income), net" in the consolidated statements of operations.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The carrying value of cash and cash equivalents, accounts receivable, and accounts payable approximates the fair value of these financial instruments at March 27, 2016 and December 27, 2015 due to their short maturities and variable rates.
The following table summarizes the valuation of our financial instruments (in thousands):

	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At March 27, 2016
Assets
Cash and cash equivalents	$121,404	$121,404	$—	$—
2020 Notes Hedges	65,621	—	—	65,621
Total	$187,025	$121,404	$—	$65,621

Liabilities
2017 Notes Conversion Derivative	$3,546	$—	$—	$3,546
2020 Notes Conversion Derivative	67,223	—	—	67,223
Contingent consideration	2,297	—	—	2,297
Contingent consideration (CVRs)	33,635	33,635	—	—
Total	$106,701	$33,635	$—	$73,066

	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At December 27, 2015
Assets
Cash and cash equivalents	$139,804	$139,804	$—	$—
2020 Notes Hedges	127,758	—	—	127,758
Total	$267,562	$139,804	$—	$127,758

Liabilities
2017 Notes Conversion Derivative	$10,440	$—	$—	$10,440
2020 Notes Conversion Derivative	129,107	—	—	129,107
Contingent consideration	2,340	—	—	2,340
Contingent consideration (CVRs)	28,310	28,310	—	—
Total	$170,197	$28,310	$—	$141,887
The following is a roll forward of our assets and liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3):

	Balance at December 27, 2015	Additions	Transfers into Level 3	Gain/(Loss) included in Earnings	Settlements	Currency	Balance at March 27, 2016

2017 Notes Conversion Derivative	$(10,440)	$—	$—	$6,894	$—	$—	$(3,546)
2020 Notes Hedges	127,758	—	—	(62,137)	—	—	65,621
2020 Notes Conversion Derivative	(129,107)	—	—	61,884	—	—	(67,223)
Contingent consideration	(2,340)	—	—	(229)	297	(25)	(2,297)

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

7. Property, Plant and Equipment
Property, plant and equipment, net consists of the following (in thousands):

	March 27, 2016	December 27, 2015
Land and land improvements	$2,018	$1,986
Buildings	36,528	36,746
Machinery and equipment	41,680	40,251
Furniture, fixtures and office equipment	102,441	98,521
Construction in progress	24,479	21,505
Surgical instruments	151,888	149,960
	359,034	348,969
Less: Accumulated depreciation	(122,244)	(108,200)
	$236,790	$240,769

8. Goodwill and Intangible Assets
A preliminary allocation of changes in the carrying amount of goodwill occurring during the quarter ended March 27, 2016 was as follows (in thousands):

	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Large Joints	Total
Goodwill at December 27, 2015	$221,327	$555,312	$90,350	$9,355	$876,344
Goodwill adjustment associated with Wright/Tornier merger	—	—	(570)	—	(570)
Foreign currency translation	—	—	3,871	334	4,205
Goodwill at March 27, 2016	$221,327	$555,312	$93,651	$9,689	$879,979
During the first quarter of 2016, we revised opening balance liabilities acquired as part of the Wright/Tornier merger, which resulted in a $0.6 million decrease in the preliminary value of goodwill determined as of December 27, 2015.
During the first quarter of 2016, our management, including our chief executive officer, who is our chief operating decision maker, began managing our operations as four operating segments: U.S. Lower Extremities & Biologics, U.S. Upper Extremities, International Extremities & Biologics, and Large Joints, based on our chief executive officer's review of financial information at the operating segment level to allocate resources and to assess the operating results and financial performance of each segment. Management's change to the way it monitors performance, aligns strategies, and allocates resources results in a change in our reportable segments (see Note 14). We have determined that each reportable segment represents a reporting unit and, in accordance with ASC 350, requires an allocation of goodwill to each reporting unit.  The goodwill allocated to each reporting unit is a preliminary estimate based on the estimated relative fair value of the legacy Wright reporting units prior to the Wright/Tornier merger and the acquired goodwill from the Wright/Tornier merger. The preliminary allocation of goodwill is subject to the completion of a valuation of each reportable segment by our third-party valuation firm, which is expected to be completed in the second quarter of 2016. Our preliminary estimate has allocated approximately $221 million, $555 million, $94 million and $10 million of goodwill to the U.S. Lower Extremities & Biologics, U.S. Upper Extremities, International Extremities & Biologics, and Large Joints reportable segments, respectively.
The change in reportable segments also requires an interim review of potential goodwill impairment. We are currently undertaking a goodwill impairment analysis to determine if the change in reportable segments has resulted in any goodwill impairment.  Based on our preliminary analysis, we do not believe our goodwill has been impaired. This analysis is expected to be completed in the second quarter of 2016.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The components of our identifiable intangible assets, net are as follows (in thousands):

	March 27, 2016		December 27, 2015
	Cost	Accumulated amortization	Cost	Accumulated amortization
Indefinite life intangibles:
In process research and development (IPRD) technology	$15,666		$15,290
Trademarks	—		—
Total indefinite life intangibles	15,666		15,290

Finite life intangibles:
Distribution channels	250	$226	250	$219
Completed technology	126,023	17,985	124,388	14,877
Licenses	4,868	806	4,868	703
Customer relationships	120,560	9,735	119,235	7,966
Trademarks	14,867	4,475	14,861	3,464
Non-compete agreements	11,600	3,706	7,521	2,917
Other	547	112	527	51
Total finite life intangibles	278,715	$37,045	271,650	$30,197

Total intangibles	294,381		286,940
Less: Accumulated amortization	(37,045)		(30,197)
Intangible assets, net	$257,336		$256,743
Based on the total finite life intangible assets held at March 27, 2016, we expect amortization expense of approximately $28.4 million in 2016, $26.0 million in 2017, $21.0 million in 2018, $19.4 million in 2019, and $18.8 million in 2020.

9. Long-Term Debt and Capital Lease Obligations
Long-term debt and capital lease obligations consist of the following (in thousands):

	March 27, 2016	December 27, 2015
Capital lease obligations	$14,292	$13,763
2017 Notes [1]	56,474	55,865
2020 Notes [1]	496,343	489,006
Mortgages/other	3,472	2,740
Shareholder debt	1,945	1,998
	572,526	563,372
Less: current portion	(2,092)	(2,171)
	$570,434	$561,201

[1]	The prior period debt issuance costs were reclassified to account for adoption of ASU 2015-03 and ASU 2015-15 (See Note 2).
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
(UNAUDITED)

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
The 2020 Notes Conversion Derivative requires bifurcation from the 2020 Notes in accordance with ASC Topic 815, Derivatives and Hedging, and is accounted for as a derivative liability. See Note 6 for additional information regarding the 2020 Notes Conversion Derivative. The fair value of the 2020 Notes Conversion Derivative at the time of issuance of the 2020 Notes was $149.8 million and was recorded as original debt discount for purposes of accounting for the debt component of the 2017 Notes. This discount is amortized as interest expense using the effective interest method over the term of the 2020 Notes. For the three months ended March 27, 2016 and March 31, 2015, we recorded $6.5 million and $3 million, respectively, of interest expense related to the amortization of the debt discount based upon an effective rate of 8.54%.
The components of the 2020 Notes were as follows (in thousands):

	March 27, 2016	December 27, 2015
Principal amount of 2020 Notes	$632,500	$632,500
Unamortized debt discount	(121,411)	(127,953)
Unamortized debt issuance costs	(14,747)	(15,541)
Net carrying amount of 2020 Notes[1]	$496,342	$489,006

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

[1]	The prior period debt issuance costs were reclassified to account for adoption of ASU 2015-03 and ASU 2015-15 (See Note 2).
The estimated fair value of the 2020 Notes was approximately $564 million at March 27, 2016, based on a quoted price in an active market (Level 1).
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

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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
The 2017 Notes Conversion Derivative requires bifurcation from the 2017 Notes in accordance with ASC Topic 815, Derivatives and Hedging, and is accounted for as a derivative liability. See Note 6 for additional information regarding the 2017 Notes Conversion Derivative. The fair value of the 2017 Notes Conversion Derivative at the time of issuance of the 2017 Notes was $48.1 million and was recorded as original debt discount for purposes of accounting for the debt component of the 2017 Notes. This discount is amortized as interest expense using the effective interest method over the term of the 2017 Notes. For the three months ended March 27, 2016 and March 31, 2015, we recorded $0.5 million and $1.4 million, respectively, of interest expense related to the amortization of the debt discount, respectively, based upon an effective rate of 6.47%.
In connection with the issuance of the 2020 Notes, on February 13, 2015, WMG repurchased and extinguished $240 million aggregate principal amount of the 2017 Notes and settled all of the 2017 Notes Hedges (receiving $70 million) and repurchased all of the warrants (paying $60 million) associated with the 2017 Notes. As a result of the repurchase, we recognized approximately $25.1 million for the write-off of related pro-rata unamortized deferred financing fees and debt discount within "Other expense (income), net" in our condensed consolidated statements of operations during the three months ended March 31, 2015. As of December 31, 2015 and March 27, 2016, $60 million aggregate principal amount of the 2017 Notes remained outstanding and is included within long-term obligations on the consolidated balance sheet.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The components of the 2017 Notes were as follows (in thousands):

	March 27, 2016	December 27, 2015
Principal amount of 2017 Notes	$60,000	$60,000
Unamortized debt discount	(2,981)	(3,495)
Unamortized debt issuance costs	(545)	(640)
Net carrying amount of 2017 Notes[1]	$56,474	$55,865

[1]	The prior period debt issuance costs were reclassified to account for adoption of ASU 2015-03 and 2015-15 (See Note 2).
The estimated fair value of the 2017 Notes was approximately $59 million at March 27, 2016, based on a quoted price in an active market (Level 1).
Mortgages and Shareholder Debt
The mortgages acquired as a result of the Wright/Tornier merger are secured by an office building in Montbonnot, France. Mortgages and other debt had an outstanding balance of $3.5 million and $2.7 million at March 27, 2016 and December 27, 2015 and bear fixed annual interest rates of 2.55%-4.9%.
The shareholder debt is the result of a 2008 transaction where a 51%-owned and consolidated subsidiary of legacy Tornier borrowed $2.2 million from a then-current member of the legacy Tornier board of directors, who was also a 49% owner of the consolidated subsidiary. This loan was used to partially fund the purchase of real estate in Grenoble, France, to be used as a manufacturing facility. Interest on the debt is variable-based on the three-month Euro Libor rate plus 0.5% and has no stated term. The outstanding balance on this debt was $1.9 million as of March 27, 2016 and December 31, 2015.

10. Accumulated Other Comprehensive Income (AOCI)
Other comprehensive income (OCI) includes certain gains and losses that under US GAAP are included in comprehensive income but are excluded from net income as these amounts are initially recorded as an adjustment to shareholders’ equity. Amounts in OCI may be reclassified to net income upon the occurrence of certain events.
Our 2016 and 2015 OCI is comprised solely of foreign currency translation adjustments.
Changes in and reclassifications out of AOCI, net of tax, for the three months ended March 27, 2016 and March 31, 2015 were as follows (in thousands):

Three months ended March 27, 2016
Currency translation adjustment
Balance at December 27, 2015	$(10,484)
Other comprehensive income, net of tax	11,350
Balance at March 27, 2016	$866

Three months ended March 31, 2015
Currency translation adjustment
Balance at December 31, 2014	$2,398
Other comprehensive loss, net of tax	(8,997)
Balance at March 31, 2015	$(6,599)

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

11. Changes in Shareholders' Equity
The below table provides an analysis of changes in each balance sheet caption of shareholders’ equity for the three months ended March 27, 2016 and March 31, 2015 (in thousands, except share data):

	Three months ended March 27, 2016
	Ordinary shares		Additional paid-in capital [1]	Retained earnings/ (accumulated deficit)	Accumulated other comprehensive income	Total shareholders' equity
	Number of shares [1]	Amount [1]
Balance at December 27, 2015	102,672,678	$3,790	$1,835,586	$(773,866)	$(10,484)	$1,055,026
2016 Activity:
Net loss	—	—	—	(47,992)	—	(47,992)
Foreign currency translation	—	—	—	—	11,350	11,350
Issuances of ordinary shares	37,114	1	763	—	—	764
Vesting of restricted stock units	1,276	—	—	—	—	—
Share-based compensation	—	—	3,247	—	—	3,247
Balance at March 27, 2016	102,711,068	$3,791	$1,839,596	$(821,858)	$866	$1,022,395

	Three months ended March 31, 2015
	Ordinary shares		Additional paid-in capital [1]	Retained earnings/ (accumulated deficit)	Accumulated other comprehensive income	Total shareholders' equity
	Number of shares [1]	Amount [1]
Balance at December 31, 2014	52,913,093	$2,101	$749,469	$(475,165)	$2,398	$278,803
2015 Activity:
Net loss	—	$—	$—	$(49,748)	$—	$(49,748)
Foreign currency translation	—	$—	$—	$—	$(8,997)	$(8,997)
Issuances of ordinary shares	3,194	$—	$73	$—	$—	$73
Forfeitures of non-vested ordinary shares	(1,549)	$—	$—	$—	$—	$—
Vesting of restricted stock units	580	$—	$—	$—	$—	$—
Share-based compensation	—	$—	$2,345	$—	$—	$2,345
Issuance of stock warrants, net of equity issuance costs	—	$—	$24,582	$—	$—	$24,582
Balance at March 31, 2015	52,915,318	$2,101	$776,469	$(524,913)	$(6,599)	$247,058

[1]	The prior period balances of ordinary shares and additional paid-in capital were restated to meet post-merger conversion values as further described within Note 12.

12. Capital Stock and Earnings Per Share
We are authorized to issue up to 320 million ordinary shares, each share with a par value of three Euro cents (€0.03). We had 102.7 million and 102.7 million ordinary shares issued and outstanding as of March 27, 2016 and December 27, 2015, respectively. As discussed in Note 3, the Wright/Tornier merger completed on October 1, 2015 has been accounted for as a “reverse acquisition” under US GAAP. As such, legacy Wright is considered the acquiring entity for accounting purposes; and therefore, legacy Wright’s historical results of operations replaced legacy Tornier’s historical results of operations for all periods prior to the merger. Additionally, each legacy Wright share was converted into the right to receive 1.0309 ordinary shares of the combined company and the par value was revised to reflect the €0.03 par value as compared to the legacy Wright par value of $0.01. These changes resulted in the restatement of the following to conform to the current presentation:

•	ordinary shares and additional paid-in capital balances for the three months ended March 31, 2015 included in Note 11;

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

•	March 31, 2015 earnings per share and weighted-average ordinary shares outstanding on the statements of operations; and

•	March 31, 2015 weighted-average ordinary shares outstanding below.
FASB ASC Topic 260, Earnings Per Share, requires the presentation of basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted-average number of ordinary shares outstanding during the period. Diluted earnings per share is calculated to include any dilutive effect of our ordinary share equivalents. For the three months ended March 27, 2016, our ordinary share equivalents consisted of stock options, restricted stock units, and warrants. For the three months ended March 31, 2015, our ordinary share equivalents consisted of stock options, non-vested shares of ordinary shares, restricted stock units, and warrants. The dilutive effect of the stock options, non-vested shares of ordinary shares, restricted stock units, and warrants is calculated using the treasury-stock method. Net-share settled warrants on the 2017 Notes and 2020 Notes were anti-dilutive for the three months ended March 27, 2016 and March 31, 2015.
We had outstanding options to purchase 9.8 million ordinary shares and 1.1 million restricted stock units at March 27, 2016 and 4.5 million ordinary shares and 0.5 million restricted stock units and restricted stock awards at March 31, 2015. None of the options, restricted stock units, or restricted stock awards were included in diluted earnings per share for the three months ended March 27, 2016 and March 31, 2015 because we recorded a net loss for all periods; and therefore, including these instruments would be anti-dilutive.
The weighted-average number of ordinary shares outstanding for basic and diluted earnings per share purposes is as follows (in thousands):

	Three months ended
	March 27, 2016	March 31, 2015
Weighted-average number of ordinary shares outstanding — basic[1]	102,704	52,437
Ordinary share equivalents	—	—
Weighted-average number of ordinary shares outstanding — diluted[1]	102,704	52,437

[1]	The prior period balances were converted to meet post-merger valuations as described above.

13. Commitments and Contingencies
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
As described below, our business is subject to various contingencies, including patent and other litigation, product liability claims, and a government inquiry.  These contingencies could result in losses, including damages, fines, or penalties, any of which could be substantial, as well as criminal charges. Although such matters are inherently unpredictable, and negative outcomes or verdicts can occur, we believe we have significant defenses in all of them, and are vigorously defending all of them. However, we could incur judgments, pay settlements, or revise our expectations regarding the outcome of any matter. Such developments, if any, could have a material adverse effect on our results of operations in the period in which applicable amounts are accrued, or on our cash flows in the period in which amounts are paid, however we do not believe any of them will have a material adverse effect on our financial position.
Our legal contingencies are subject to significant uncertainties and, therefore, determining the likelihood of a loss or the measurement of a loss can be complex. We have accrued for losses that are both probable and reasonably estimable. Unless otherwise indicated, we are unable to estimate the range of reasonably possible loss in excess of amounts accrued.  Our assessment process relies on estimates and assumptions that may prove to be incomplete or inaccurate. Unanticipated events and circumstances may occur that could cause us to change our estimates and assumptions.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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
In 2012, Bonutti Skeletal Innovations, LLC (Bonutti) filed a patent infringement lawsuit against us in the United States Court for the District of Delaware. Subsequently, Inter Partes Review (IPR) of the Bonutti patents was sought before the U.S. Patent and Trademark Office. On April 7, 2014, the Court stayed the case pending outcome of the IPR. Bonutti originally alleged that the Link Sled Prosthesis infringes U.S. Patent 6,702,821. The Link Sled Prosthesis is a product we distributed under a distribution agreement with LinkBio Corp, which expired on December 31, 2013. In January 2013, Bonutti amended its complaint, alleging that the ADVANCE® knee system, including ODYSSEY® instrumentation, infringes U.S. Patent 8,133,229, and that the ADVANCE® knee system, including ODYSSEY® instrumentation and PROPHECY® guides, infringes U.S. Patent 7,806,896, which was issued on October 5, 2010. All of the claims of the asserted patents are directed to surgical methods for minimally invasive surgery. As a result of the arguments submitted in the IPR, Bonutti abandoned the claims subject to the IPR from U.S. Patent 8,133,229, leaving one claim from U.S. Patent 7,806,896 still pending before the Patent Office Board that administers IPR’s. On February 18, 2015, the Patent Office Board held that remaining claim invalid. Following the conclusion of the IPRs, the District Court lifted the stay. We have reached a settlement in principle with Bonutti and MicroPort for an immaterial amount, which is in the process of being documented. The settlement would resolve all causes of action asserted in the case and would grant to us and MicroPort fully paid-up licenses to Bonutti patents.
In June 2013, Orthophoenix, LLC filed a patent lawsuit against us in the United States District Court for the District of Delaware alleging that the X-REAM® product infringes two patents. In June 2014, we filed a request for IPR with the U.S. Patent and Trademark Office, which was denied on December 16, 2014. Effective April 5, 2016, we entered into a Settlement and License Agreement with Orthophoenix, LLC pursuant to which Orthophoenix agreed to dismiss the lawsuit with prejudice and WMT received a fully paid license to Orthophoenix’s patents. The case was formally dismissed with prejudice on April 20, 2016. We do not consider the settlement amount to be material.
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
In February 2014, Biomedical Enterprises, Inc. filed suit against Solana Surgical, LLC (Solana) in the United States District Court for the Western District of Texas alleging Solana's FuseForce Fixation system infringes U.S. Patent No. 8,584,853 entitled “Method and Apparatus for an Orthopedic Fixation System.” On February 20, 2015, Solana filed a request for IPR with the U.S. Patent and Trademark Office. On February 27, 2015, Biomedical Enterprises filed an amended complaint to add WMG and WMT as parties to the litigation. On April 3, 2015, the parties filed a stipulation of dismissal without prejudice as to us. On August 10, 2015, the Patent Office Review Board initiated IPR as to all challenged patent claims. The Patent Office Board heard oral argument in the

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

IPR proceeding on February 17, 2016. On May 4, 2016 the Patent Office Board issued an order finding that the contested claims were not unpatentable. We intend to appeal this decision. Additionally, we are proceeding with our defense before the District Court, with a trial scheduled to begin on June 6, 2016.
On September 23, 2014, Spineology filed a patent infringement lawsuit, Case No. 0:14-cv-03767, in the U.S. District Court in Minnesota, alleging that our X-REAM® bone reamer infringes U.S. Patent No. RE42,757 entitled “EXPANDABLE REAMER.”  In January 2015, as the deadline for service of its complaint, Spineology dismissed its complaint without prejudice and filed a new, identical complaint. We filed an answer to the new complaint with the Court on April 27, 2015 and discovery is underway. The Court conducted a Markman hearing on March 23, 2016 and has not yet issued a ruling.
On January 13, 2015, we received a notice from Corin Limited claiming a portion of the INFINITY® Total Ankle System infringes their patent rights in France, Germany, Italy, Spain, the Netherlands, and the United Kingdom. If a lawsuit is filed we will contest these claims vigorously.
On March 1, 2016, Musculoskeletal Transplant Foundation (MTF) filed suit against Solana and WMT in the United States District Court for the District of New Jersey alleging that the TenFUSE PIP product infringes U.S. Patent No. 6,432,436 entitled “Partially Demineralized Cortical Bone Constructs.” MTF has not yet served its complaint. We continue to investigate MTF’s allegations.
Subject to the provisions of the asset purchase agreement with MicroPort for the sale of the OrthoRecon business, we, as between us and MicroPort, will continue to be responsible for defense of pre-existing patent infringement cases relating to the OrthoRecon business, and for resulting liabilities, if any.
Product Liability
We have received claims for personal injury against us associated with fractures of our PROFEMUR® long titanium modular neck product (PROFEMUR® Claims). As of May 2, 2016 there were 38 pending U.S. lawsuits and 44 pending non-U.S. lawsuits alleging such claims. The overall fracture rate for the product is low and the fractures appear, at least in part, to relate to patient demographics. Beginning in 2009, we began offering a cobalt-chrome version of our PROFEMUR® modular neck, which has greater strength characteristics than the alternative titanium version. Historically, we have reflected our liability for these claims as part of our standard product liability accruals on a case-by-case basis. However, during the quarter ended September 30, 2011, as a result of an increase in the number and monetary amount of these claims, management estimated our liability to patients in North America who have previously required a revision following a fracture of a PROFEMUR® long titanium modular neck, or who may require a revision in the future. Management has estimated that this aggregate liability ranges from approximately $21.9 million to $28.3 million. Any claims associated with this product outside of North America, or for any other products, will be managed as part of our standard product liability accrual methodology on a case-by-case basis.
Due to the uncertainty within our aggregate range of loss resulting from the estimation of the number of claims and related monetary payments, we have recorded a liability of $21.9 million, which represents the low-end of our estimated aggregate range of loss. We have classified $8.5 million of this liability as current in “Accrued expenses and other current liabilities” and $13.4 million as non-current in “Other liabilities” on our consolidated balance sheet. We expect to pay the majority of these claims within the next three years.
We are aware that MicroPort has recalled certain sizes of its cobalt chrome modular neck products as a result of alleged fractures. As of May 2, 2016, there were two pending U.S. lawsuits and two pending non-U.S. lawsuits against us alleging personal injury resulting from the fracture of a cobalt chrome modular neck. These claims will be managed as part of our standard product liability accrual methodology on a case-by-case basis.
We have maintained product liability insurance coverage on a claims-made basis. During the quarter ended March 31, 2013, we received a customary reservation of rights from our primary product liability insurance carrier asserting that present and future claims related to fractures of our PROFEMUR® titanium modular neck hip products and which allege certain types of injury (Titanium Modular Neck Claims) would be covered as a single occurrence under the policy year the first such claim was asserted. The effect of this coverage position would be to place Titanium Modular Neck Claims into a single prior policy year in which applicable claims-made coverage was available, subject to the overall policy limits then in effect. Management agrees with the assertion that the Titanium Modular Neck Claims should be treated as a single occurrence, but notified the carrier that it disputed the carrier's selection of available policy years. During the second quarter of 2013, we received confirmation from the primary carrier confirming their agreement with our policy year determination. Based on our insurer's treatment of Titanium Modular Neck Claims as a single occurrence, we increased our estimate of the total probable insurance recovery related to Titanium Modular Neck Claims by $19.4 million, and recognized such additional recovery as a reduction to our selling, general and administrative expenses for the three months ended March 31, 2013, within results of discontinued operations. In the quarter ended June 30, 2013,

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

we received payment from the primary insurance carrier of $5 million. In the quarter ended September 30, 2013, we received payment of $10 million from the next insurance carrier in the tower. We have requested, but not yet received, payment of the remaining $25 million from the third insurance carrier in the tower for that policy period. The policies with the second and third carrier in this tower are “follow form” policies and management believes the third carrier should follow the coverage position taken by the primary and secondary carriers. On September 29, 2015, that third carrier asserted that the terms and conditions identified in its reservation of rights will preclude coverage for the Titanium Modular Neck Claims. We strongly dispute the carrier's position and, in accordance with the dispute resolution provisions of the policy, have initiated an arbitration proceeding in London, England seeking payment of these funds. Pursuant to applicable accounting standards, we have reduced our insurance receivable balance for this claim to $0, and recorded a $25 million charge within "Net loss from discontinued operations" during the year ended December 27, 2015.
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
As of May 2, 2016, there were 1,156 such lawsuits pending in the MDL and JCCP, and an additional 22 cases pending in various state courts. We have also entered into 889 so called "tolling agreements" with potential claimants who have not yet filed suit. There are also 32 non-U.S. lawsuits presently pending. We believe we have data that supports the efficacy and safety of our metal-on-metal hip products. While continuing to dispute liability, we have participated in court supervised non-binding mediation in the multi-district federal court litigation and expect to begin similar mediation in the JCCP.
The first bellwether trial in the MDL commenced on November 9, 2015 in Atlanta, Georgia. On November 24, 2015, the jury returned a verdict in favor of the plaintiff and awarded the plaintiff $1 million in compensatory damages and $10 million in punitive damages. We believe there were significant trial irregularities and vigorously contested the trial result. On December 28, 2015, we filed a post-trial motion for judgment as a matter of law or, in the alternative, for a new trial or a reduction of damages awarded. On April 5, 2016, the trial judge issued an order reducing the punitive damage award from $10 million to $1.1 million, but otherwise denied our motion. On May 4, 2016, we filed a notice of appeal with the United States Court of Appeals for the Eleventh Circuit. In light of the trial judge’s April 5th order, we recorded an accrual for this verdict in the amount of $2 million within “Accrued expenses and other current liabilities,” and a $2 million receivable associated with the probable recovery from product liability insurance is reflected within “Other current assets.”
The supervising judge in the JCCP had set a trial date of March 14, 2016 for the first bellwether trial in California. Prior to commencement of the trial, we entered into a confidential settlement with the plaintiff which was paid by our insurance carrier. We do not consider the settlement amount to be material.
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
Management has recorded an insurance receivable for the probable recovery of spending in excess of our retention for a single occurrence. As of May 2, 2016, we have received $9.2 million of insurance proceeds, and our insurance carrier has paid a total of $4.5 million directly to claimants in connection with various settlements of certain litigation, which represent the amount undisputed by the carrier for the policy year the first claim was asserted. Our acceptance of these proceeds was not a waiver of any other claim that we may have against the insurance carrier. As of March 27, 2016, this receivable totaled approximately $21.8 million, and is solely related to defense costs incurred through March 27, 2016, less insurance proceeds received, and the $2 million accrual for the MDL verdict discussed above. However, the amount we ultimately receive may differ depending on the final conclusion of the insurance policy year or years and the number of occurrences. We believe our contracts with the insurance carriers are enforceable for these claims; and, therefore, we believe it is probable that we will receive recoveries from our insurance carriers. However, our insurance carriers could still ultimately deny coverage for some or all of our insurance claims.
In June 2014, St. Paul Surplus Lines Insurance Company (Travelers), which was an excess carrier in our coverage towers across multiple policy years, filed a declaratory judgment action in Tennessee state court naming us and certain of our other insurance

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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
Every metal-on-metal hip case involves fundamental issues of science and medicine that often are uncertain, that continue to evolve, and which present contested facts and issues that can differ significantly from case to case. Such contested facts and issues include medical causation, individual patient characteristics, surgery specific factors, and the existence of actual, provable injury. Given these complexities, we are unable to reasonably estimate a probable liability for these matters. Although we continue to contest liability, based upon currently available information, we estimate a reasonably possible range of liability for the Consolidated Metal-on-Metal Claims, before insurance recoveries, averaging up to $250,000 per case.
Based upon the information we have at this time, we are unable to determine whether, or the extent to which, our liabilities in connection with these matters will exceed our available insurance. As noted below, we previously indicated a willingness to contribute funds in excess of available insurance coverage to facilitate a comprehensive settlement. As the number of metal-on-metal hip cases increases, it is reasonably possible a larger contribution may be necessary in order to achieve a comprehensive settlement among claimants and insurers. Additionally, and also as described below, we are currently litigating coverage issues with certain of our carriers. As the litigation moves forward and circumstances continue to develop, our belief that we will be able to resolve the Consolidated Metal-on-Metal Claims within available insurance coverage could change, which could materially impact our results of operations and financial position. We previously indicated a willingness to contribute up to $30 million to achieve a comprehensive settlement among claimants and insurers. Due to continuing uncertainty around (i) whether a multi-party comprehensive settlement can be achieved, (ii) the outcome of our coverage litigation with insurers which could impact the ability to reach a settlement and (iii) the case by case outcomes of metal-on-metal claims litigated (and which we expect to contest vigorously), we are unable to reasonably estimate a probable liability for these matters, and, therefore, no amounts have been accrued.
In addition to the Consolidated Metal-on-Metal Claims discussed above, there are currently certain other pending claims related to our metal-on-metal hip products for which we are accounting in accordance with our standard product liability accrual methodology on a case-by-case basis.
Certain liabilities associated with legacy Wright's OrthoRecon business, including product liability claims associated with hip and knee products sold prior to the closing, were not assumed by MicroPort. Liabilities associated with these product liability claims, including legal defense, settlements and judgments, income associated with product liability insurance recoveries, and changes to any contingent liabilities associated with the OrthoRecon business have been reflected within results of discontinued operations, and we will continue to reflect these within results of discontinued operations in future periods. MicroPort is responsible for product liability claims associated with products it sells after the closing.
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

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

potential losses for which it seeks indemnity is between $18.5 million and $30 million. We responded to MicroPort's demand letters and received a further demand letter reiterating each of their claims and providing revised claim amounts. In this letter MicroPort asserted that the range of potential losses for which it seeks indemnity is between $77.5 million and $112.5 million.
On October 27, 2015, MicroPort filed a lawsuit in the United States District Court for the District of Delaware against Wright Medical Group N.V. alleging that we breached the indemnification provisions of the asset purchase agreement by failing to indemnify MicroPort for alleged damages arising out of certain pre-closing matters and for breach of certain representations and warranties. The complaint includes claims relating to MicroPort’s recall of certain of its cobalt chrome modular neck products, and seeks damages in an unspecified amount plus attorneys’ fees and costs, as well as declaratory judgment. On January 4, 2016, we filed an answer to the complaint and also filed a counterclaim seeking declaratory judgment and indemnification and other damages in an unspecified amount from MicroPort. On April 28, 2016, we entered into a mutual settlement agreement with MicroPort pursuant to which the lawsuit, including all claims and counterclaims that were brought in the lawsuit, will be dismissed with prejudice. The settlement agreement resolves all known issues between the parties. We have recognized the settlement within “Loss from discontinued operations, net of tax” for the three months ended March 27, 2015. We do not consider the settlement amount to be material.
Other
In addition to those noted above, we are subject to various other legal proceedings, product liability claims, corporate governance, and other matters which arise in the ordinary course of business.

14. Segment Information
During the first quarter of 2016, our management, including our Chief Executive Officer, who is our chief operating decision maker, began managing our operations as four operating business segments: U.S. Lower Extremities & Biologics, U.S. Upper Extremities, International Extremities & Biologics, and Large Joints. We determined that each of these operating segments represents a reportable segment. Our Chief Executive Officer reviews financial information at the operating segment level to allocate resources and to assess the operating results and performance of each segment.
Our U.S. Lower Extremities & Biologics segment consists of our operations focused on the sale in the U.S. of our lower extremities products, such as joint implants and bone fixation devices for the foot and ankle and our biologics products used to support treatment of damaged or diseased bone, tendons, and soft tissues or to stimulate bone growth. Our U.S. Upper Extremities segment consists of our operations focused on the sale in the U.S. of our upper extremities products, such as joint implants and bone fixation devices for the shoulder, elbow, wrist, and hand and products used across several anatomic sites to mechanically repair tissue-to-tissue or tissue-to-bone injuries and other ancillary products. Our International Extremities and Biologics segment consists of our operations focused on the sale outside the U.S. of all lower and upper extremities products, including associated biologics products, except for those that relate to hip and knee replacements. Our Large Joints segment consists of hip and knee replacement implants primarily produced and sold outside of the U.S.
Management measures segment profitability using an internal operating performance measure that excludes the impact of inventory step-up amortization and due diligence, transaction and transition costs associated with acquisitions, as such items are not considered representative of segment results. Management's change to the way it monitors performance, aligns strategies, and allocates resources results in a change in our reportable segments and a change in reporting units for goodwill impairment measurement purposes. We have determined that each reportable segment represents a reporting unit and, in accordance with ASC 350, requires an allocation of goodwill to each reporting unit. The goodwill allocated to each reportable segment is a preliminary estimate based on the estimated relative fair value of the legacy Wright reporting units and the allocation of acquired goodwill from the Wright/Tornier merger. The preliminary allocation of goodwill is subject to the completion of a valuation of each reportable segment by our third-party valuation firm, which is expected to be completed in the second quarter of 2016. Our preliminary estimate has allocated approximately $221 million, $555 million, $94 million and $10 million of goodwill to the U.S. Lower Extremities & Biologics, U.S. Upper Extremities, International Extremities & Biologics, and Large Joints reportable segments, respectively.
The change in reportable segments also requires an interim review of potential goodwill impairment. We are currently undertaking a goodwill impairment analysis to determine if the change in reportable segments has resulted in any goodwill impairment.  Based on our preliminary analysis, we do not believe our goodwill has been impaired. This analysis is expected to be completed in the second quarter of 2016.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Selected financial information related to our segments is presented below for the three months ended March 27, 2016 and March 31, 2015 (in thousands):

	Three Months Ended March 27, 2016
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Large Joints	Corporate [1]	Total
Net sales from external customers	$73,260	$51,284	$44,747	$11,736	$—	$181,027
Depreciation expense	2,815	2,548	2,895	298	4,667	13,223
Amortization expense	—	—	—	—	6,627	6,627
Segment operating income (loss)	$20,865	$17,226	$729	$3,754	$(49,494)	$(6,920)
Other:
Inventory step-up amortization						11,360
Due diligence, transaction and transition expenses						11,100
Operating loss						(29,380)
Interest expense, net						$11,854
Other (income) expense, net						(1,068)
Loss before income taxes						$(40,166)
Capital expenditures	$675	$754	$1,501	$—	$6,149	$9,079

	Three Months Ended March 31, 2015
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Large Joints	Corporate [1]	Total
Net sales from external customers	$53,612	$3,874	$20,448	$—	$—	$77,934
Depreciation expense	2,816	204	768	—	1,492	5,280
Amortization expense	—	—	—	—	2,614	2,614
Segment operating income (loss)	$4,839	$1,613	$(2,655)	$—	$(25,842)	$(22,045)
Other:
Inventory step-up amortization						28
Distributor conversion and non-compete charges						24
Due diligence, transaction and transition expenses						11,024
Operating loss						(33,121)
Interest expense, net						7,649
Other (income) expense, net						5,312
Loss before income taxes						$(46,082)
Capital expenditures	$5,607	$—	$1,055	$—	$5,192	$11,854

[1]
The Corporate category primarily reflects general and administrative expenses not specifically associated with the U.S. Lower Extremities & Biologics, U.S. Upper Extremities, International Extremities & Biologics, and Large Joints segments. These non-allocated corporate expenses relate to global administrative expenses that support all segments, including salaries and benefits of executive officers and expenses such as: information technology administration and support; corporate headquarters; legal, compliance, and corporate finance functions; insurance; and all share-based compensation.

Our principal geographic regions consist of the United States, EMEA (which includes Europe, the Middle East and Africa), and Other (which principally represents Asia, Australia, Canada, and Latin America). Net sales attributed to each geographic region are based on the location in which the products were sold.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Net sales by geographic region are as follows (in thousands):

	Three months ended
Net sales by geographic region:	March 27, 2016	March 31, 2015
United States	$124,570	$57,486
EMEA	42,665	12,248
Other	13,792	8,200
Total	$181,027	$77,934

Assets in the U.S. Upper Extremities, U.S. Lower Extremities & Biologics, International Extremities & Biologics, and Large Joints segments are those assets used exclusively in the operations of each business segment or allocated when used jointly. Assets in the Corporate category are principally cash and cash equivalents, derivative assets, property, plant and equipment associated with our corporate headquarters, assets associated with discontinued operations, product liability insurance receivables, and assets associated with income taxes. Total assets by business segment as of March 27, 2016 and December 27, 2015 are as follows (in thousands):

	March 27, 2016
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Large Joints	Corporate	Total
Total assets	$495,215	$817,679	$350,067	$54,071	$262,439	$1,979,471

	December 27, 2015
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Large Joints	Corporate	Total
Total assets	$505,128	$833,432	$351,291	$53,906	$329,737	$2,073,494

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition for the three month period ended March 27, 2016. This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements, our Annual Report on Form 10-K for the year ended December 27, 2015, which includes additional information about our critical accounting policies and practices and risk factors, and "Special Note Regarding Forward-Looking Statements."

Background

On October 1, 2015, we became Wright Medical Group N.V. following the merger of Wright Medical Group, Inc. with Tornier N.V. Upon completion of the merger, Robert J. Palmisano, former President and CEO of legacy Wright, became our President and CEO, David H. Mowry, former President and CEO of legacy Tornier, became our Executive Vice President and Chief Operating Officer, and Lance A. Berry, former Senior Vice President and CFO of legacy Wright, became our Senior Vice President and Chief Financial Officer. Our board of directors is comprised of five representatives from legacy Wright’s board of directors and five representatives from legacy Tornier’s board of directors, including Mr. Palmisano and Mr. Mowry. On April 4, 2016, David H. Mowry announced his resignation as Executive Vice President and Chief Operating Officer and as an executive director effective as of May 6, 2016. Immediately upon completion of the merger, legacy Wright shareholders owned approximately 52% of the combined company and legacy Tornier shareholders owned approximately 48%. In connection with the merger, the trading symbol for our ordinary shares changed from “TRNX” to “WMGI.” Because of these and other facts and circumstances, the merger has been accounted for as a “reverse acquisition” under US GAAP, and as such, legacy Wright is considered the acquiring entity for accounting purposes. Therefore, legacy Wright’s historical results of operations replaced legacy Tornier’s historical results of operations for all periods prior to the merger. More specifically, the accompanying consolidated financial statements for periods prior to the merger are those of legacy Wright and its subsidiaries, and for periods subsequent to the merger also include legacy Tornier and its subsidiaries.

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
During the first quarter of 2016, our management, including our chief executive officer, who is our chief operating decision maker, began managing our operations as four operating business segments: U.S. Lower Extremities and Biologics, U.S. Upper Extremities, International Extremities and Biologics, and Large Joints. We determined that each of these operating segments represents a reportable segment.
References in this section to "we," "our" and "us" refer to Wright Medical Group N.V. and its subsidiaries after the Wright/Tornier merger and Wright Medical Group, Inc. and its subsidiaries before the merger. As a result of the Wright/Tornier merger, in 2015 we revised our fiscal year to begin on the Monday nearest to the 31st of December of a year, and to end on the Sunday nearest to the 31st of December of the following year. Due to this change, our first quarter of operations for 2016 and 2015 ended on March 27 and March 31, respectively.
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
We promote our products in over 50 countries with principal markets in the United States, Europe, the Middle East, Africa, Asia, Canada, Australia and Latin America. Our products are sold primarily through a network of employee sales representatives and independent sales representatives in the United States and by a combination of employee sales representatives, independent sales representatives and stocking distributors outside the United States.
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
Our principal upper extremities products include the AEQUALIS ASCEND® and SIMPLICITI® total shoulder replacement systems, the AEQUALIS® REVERSED II™ reversed shoulder system, and the AEQUALIS ASCEND® FLEX™ convertible shoulder system. The SIMPLICITI® is the first minimally invasive, ultra-short stem total shoulder that has been available in certain international markets for a couple of years, but was just commercially launched by legacy Tornier on a limited focused basis in the United States late in the second quarter of 2015, after receipt of FDA 510(k) clearance in March 2015. Our principal lower extremities products include the INBONE® and INFINITY® Total Ankle Replacement Systems. We expect to commercially launch our most recent total ankle replacement product, the INVISION™ Total Ankle Revision System, in 2016. Our biologic products use both biological tissue-based and synthetic materials to allow the body to regenerate damaged or diseased bone and to repair damaged or diseased soft tissue. These products aid the body’s natural regenerative capabilities to heal itself, minimizing or delaying the need for invasive implant surgery. The newest addition to our biologics product portfolio is AUGMENT® Bone Graft, which is based on recombinant human platelet-derived growth factor (rhPDGF-BB), a synthetic copy of one of the body’s principal healing agents. FDA approval of AUGMENT® Bone Graft in the United States for ankle and/or hindfoot fusion indications occurred during the third quarter of 2015. Prior to FDA approval, this product was available for sale in Canada for foot and ankle fusion indications and in Australia and New Zealand for hindfoot and ankle fusion indications.
Supplemental Non-GAAP Pro Forma Information. Due to the significance of the legacy Tornier business that is not included in our results of operations for the three months ended March 31, 2015 and to supplement our consolidated financial statements prepared in accordance with US GAAP, we use certain non-GAAP financial measures, including combined pro forma net sales. These non-GAAP financial measures are not in accordance with, or an alternative for, GAAP measures and may be different from non-GAAP financial measures used by other companies. In addition, these non-GAAP financial measures are not based on any comprehensive or standard set of accounting rules or principles. Accordingly, the calculation of our non-GAAP financial measures may differ from the definitions of other companies using the same or similar names limiting, to some extent, the usefulness of such measures for comparison purposes. We believe that non-GAAP financial measures have limitations in that they do not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP and that these measures should only be used to evaluate our results of operations in conjunction with the corresponding GAAP measures. See tables below for a reconciliation of our non-GAAP combined pro forma net sales for the three months ended March 31, 2015.
Significant Quarterly Business Developments. Net sales increased 132% totaling $181 million, compared to $78 million in the quarter ended March 31, 2015, primarily due to the impact of the October 1, 2015 Wright/Tornier merger. Net sales in the first quarter of 2016 increased 12% as compared to first quarter 2015 non-GAAP combined pro forma net sales (pro forma net sales), primarily driven by 17% growth in our U.S. businesses.
Our U.S. net sales increased $67 million or 116.7% in the first quarter of 2016 as compared to the first quarter of 2015, primarily due to the impact of the October 1, 2015 Wright/Tornier merger. Our U.S. sales in the first quarter of 2016 increased 17% as compared to first quarter 2015 pro forma net sales, driven by the continued success of our INFINITY total ankle replacement system, sales from our new SIMPLICITI® shoulder system, and the ongoing rollouts of the AEQUALIS ASCEND™ FLEX convertible shoulder system and our AUGMENT® Bone Graft product.
Our international extremities and biologics net sales increased $24.3 million or 119% in the first quarter of 2016 as compared to the first quarter of 2015, primarily due to the impact of the October 1, 2015 Wright/Tornier merger. Our international extremities and biologics net sales in the first quarter of 2016 increased 3% as compared to first quarter 2015 pro forma net sales, driven primarily by 8% growth in our European direct markets and 21% growth in Australia, partially offset by a $1.7 million unfavorable impact from foreign currency exchange rates.

In the first quarter of 2016, our net loss from continuing operations totaled $39.3 million, compared to a net loss from continuing operations of $46.2 million for the first quarter of 2015, primarily driven by favorability in our operating loss as compared to the first quarter of 2015. Our operating loss in the first quarter of 2016 totaled $29.4 million, compared to $33.1 million for the first quarter of 2015. This decrease in operating loss was driven by:

•	$16.0 million increase in profitability of our U.S. Lower Extremities and Biologics segment driven by increased sales while maintaining a relatively flat level of operating expenses;

•	$15.6 million increase in profitability of our U.S. Upper Extremities segment driven almost entirely by the acquired Tornier business;

•	$3.4 million increase in profitability of our International Extremities and Biologics segment primarily driven by the acquired Tornier business; and

•	$3.8 million of profitability in our Large Joints segment, which was entirely acquired with the Tornier business.
This decrease was partially offset by:

•	$23.7 million of incremental Corporate expenses, primarily due to expenses from the acquired Tornier business and

•	$11.4 million of incremental amortization of the inventory step-up fair value adjustment associated with the Wright/Tornier merger.
Opportunities and Challenges. With the completion of the Wright/Tornier merger, we believe we are now well positioned and committed to accelerating growth in our extremities and biologics business. We intend to leverage the global strengths of both the legacy Wright and legacy Tornier product brands as a pure-play extremities and biologics business. We believe our leadership will be further enhanced by the recent FDA approval of AUGMENT® Bone Graft, a biologic solution that adds additional depth to one of the most comprehensive extremities product portfolios in the industry, as well as provides a platform technology for future new product development. The highly complementary nature of legacy Wright’s and legacy Tornier’s businesses has given us significant diversity and scale across a range of geographies and product categories. We believe we are differentiated in the marketplace by our strategic focus on extremities and biologics, our full portfolio of upper and lower extremities and biologics products, and our specialized and focused sales organization.
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

Results of Operations
Comparison of the three months ended March 27, 2016 to the three months ended March 31, 2015
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

	Three months ended
	March 27, 2016		March 31, 2015
	Amount	% of sales	Amount	% of sales
Net sales	$181,027	100.0%	$77,934	100.0%
Cost of sales[1]	52,315	28.9%	19,125	24.5%
Gross profit	128,712	71.1%	58,809	75.5%
Operating expenses:
Selling, general and administrative[1]	138,911	76.7%	82,199	105.5%
Research and development[1]	12,554	6.9%	7,117	9.1%
Amortization of intangible assets	6,627	3.7%	2,614	3.4%
Total operating expenses	158,092	87.3%	91,930	118.0%
Operating loss	(29,380)	(16.2)%	(33,121)	(42.5)%
Interest expense, net	11,854	6.5%	7,649	9.8%
Other (income) expense, net	(1,068)	(0.6)%	5,312	6.8%
Loss from continuing operations before income taxes	(40,166)	(22.2)%	(46,082)	(59.1)%
(Benefit) provision for income taxes	(891)	(0.5)%	166	0.2%
Net loss from continuing operations	$(39,275)	(21.7)%	$(46,248)	(59.3)%
Loss from discontinued operations, net of tax	(8,717)		(3,500)
Net loss	$(47,992)		$(49,748)
___________________________

1	These line items include the following amounts of non-cash, share-based compensation expense for the periods indicated:

	Three months ended
	March 27, 2016	% of sales	March 31, 2015	% of sales
Cost of sales	$133	0.1%	$3	—%
Selling, general and administrative	3,050	1.7%	2,072	2.7%
Research and development	134	0.1%	262	0.3%

The following table sets forth our net sales by product line for the periods indicated (in thousands) and the percentage of year-over-year change:

	Three months ended
	March 27, 2016	March 31, 2015	% change
U.S.
Lower extremities	$55,278	$41,988	31.7%
Upper extremities	50,001	3,874	1,190.7%
Biologics	17,128	11,133	53.8%
Sports med & other	2,137	491	335.2%
Total extremities & biologics	124,544	57,486	116.7%
Large joint	26	—	N/A
Total U.S.	$124,570	$57,486	116.7%

International
Lower extremities	$15,542	$11,796	31.8%
Upper extremities	20,975	1,917	994.2%
Biologics	4,198	4,492	(6.5)%
Sports med & other	4,032	2,243	79.8%
Total extremities & biologics	44,747	20,448	118.8%
Large joint	11,710	—	N/A
Total International	$56,457	$20,448	176.1%

Total net sales	$181,027	$77,934	132.3%

The results of operations discussion that appears below has been presented utilizing a combination of historical unaudited and, where relevant, pro forma unaudited information to include the effects on our consolidated financial statements of our acquisition of Tornier, as if we had acquired Tornier as of January 1, 2015. The combined pro forma net sales have been adjusted to reflect a combination of the historical results of operations of Tornier, as adjusted to reflect the effect on our combined net sales of incremental revenues that would have been recognized had Tornier been acquired on January 1, 2015. The combined pro forma net sales have been developed based on available information and upon assumptions that our management believes are reasonable in order to reflect, on a pro forma basis, the impact of the Wright/Tornier merger.
The pro forma financial data is not necessarily indicative of results of operations that would have occurred had the Wright/Tornier merger been consummated at the beginning of the period presented or which might be attained in the future.

The following table reconciles our non-GAAP combined pro forma net sales by product line for the three months ended March 31, 2015 (in thousands):

	Three months ended March 31, 2015

	Standalone Wright Medical Group, Inc.	Standalone Tornier N.V., recast (1)	Net Sales divested (2)	Non-GAAP combined pro forma net sales
U.S.
Lower extremities	$41,988	$11,443	$(3,897)	$49,534
Upper extremities	3,874	39,413	—	43,287
Biologics	11,133	463	—	11,596
Sports med & other	491	1,605	—	2,096
Total extremities & biologics	57,486	52,924	(3,897)	106,513
Large joint	—	46	—	46
Total U.S.	$57,486	$52,970	$(3,897)	$106,559

International
Lower extremities	$11,796	$2,602	$—	$14,398
Upper extremities	1,917	18,115	—	20,032
Biologics	4,492	116	—	4,608
Sports med & other	2,243	2,183	—	4,426
Total extremities & biologics	20,448	23,016	—	43,464
Large joint	—	12,106	—	12,106
Total International	$20,448	$35,122	$—	$55,570

Global
Lower extremities	$53,784	$14,045	$(3,897)	$63,932
Upper extremities	5,791	57,528	—	63,319
Biologics	15,625	579	—	16,204
Sports med & other	2,734	3,788	—	6,522
Total extremities & biologics	77,934	75,940	(3,897)	149,977
Large joint	—	12,152	—	12,152
Total sales	$77,934	$88,092	$(3,897)	$162,129

___________________________

1
Legacy Tornier's product line sales have been recast to reflect the reclassification of cement, instruments and freight from the historical Tornier product line "Large Joints and Other" to the product line associated with those revenues that will be utilized for future revenue reporting.

2
To reduce from Legacy Tornier’s historical sales the U.S. sales associated with Tornier’s Salto Talaris and Salto XT ankle replacement products and silastic toe replacement products; business that legacy Tornier divested effective October 1, 2015.

The following table sets forth our 2016 net sales growth rates by product line as compared to our non-GAAP combined pro forma net sales for the periods indicated (in thousands) and the percentage of year-over-year change:

	Net sales Three months ended March 27, 2016	Non-GAAP combined pro forma net sales Three months ended March 31, 2015	% change
U.S.
Lower extremities	$55,278	$49,534	11.6%
Upper extremities	50,001	43,287	15.5%
Biologics	17,128	11,596	47.7%
Sports med & other	2,137	2,096	2.0%
Total extremities & biologics	124,544	106,513	16.9%
Large joint	26	46	(43.5)%
Total U.S.	$124,570	$106,559	16.9%

International
Lower extremities	$15,542	$14,398	7.9%
Upper extremities	20,975	20,032	4.7%
Biologics	4,198	4,608	(8.9)%
Sports med & other	4,032	4,426	(8.9)%
Total extremities & biologics	44,747	43,464	3.0%
Large joint	11,710	12,106	(3.3)%
Total International	$56,457	$55,570	1.6%

Global
Lower extremities	$70,820	$63,932	10.8%
Upper extremities	70,976	63,319	12.1%
Biologics	21,326	16,204	31.6%
Sports med & other	6,169	6,522	(5.4)%
Total extremities & biologics	169,291	149,977	12.9%
Large joint	11,736	12,152	(3.4)%
Total sales	$181,027	$162,129	11.7%
Net sales
U.S. Sales. U.S. net sales totaled $124.6 million in the first quarter of 2016, a 117% increase from $57.5 million in the first quarter of 2015, primarily due to the impact of the October 1, 2015 Wright/Tornier merger. U.S. net sales in the first quarter of 2016 increased 17% as compared to first quarter 2015 pro forma net sales. U.S. sales represented approximately 69% of total net sales in the first quarter of 2016, compared to 73.8% of total net sales in the first quarter of 2015.
Our U.S. lower extremities net sales increased to $55.3 million in the first quarter of 2016 from $42.0 million in the first quarter of 2015, representing growth of 32%, of which 13 percentage points of the increase was driven by the impact of the Wright/Tornier merger. Our U.S. lower extremities net sales grew 12% in the first quarter of 2016 as compared to first quarter 2015 pro forma net sales. This pro forma net sales growth was driven by 31% net sales growth in our total ankle replacement products, partially offset by a continued decline in sales of legacy Tornier foot and ankle systems due to sales dis-synergies that the legacy Tornier business experienced prior to the closing of the merger.
Our U.S. upper extremities net sales increased to $50.0 million in the first quarter of 2016 from $3.9 million in the first quarter of 2015, representing growth of 1,191%. This growth was driven almost entirely by the impact of the Wright/Tornier merger. Our U.S. upper extremities net sales grew 16% in the first quarter of 2016 as compared to first quarter 2015 pro forma net sales. This pro forma growth was driven by continued success of our AEQUALIS ASCEND® shoulder products, including the AEQUALIS ASCEND® FLEX convertible shoulder system, as well as sales from our recently launched SIMPLICITI® shoulder system.

Our U.S. biologics net sales totaled $17.1 million in the first quarter of 2016, representing a 54% increase over the first quarter of 2015. Our U.S. biologics net sales grew 48% in the first quarter of 2016 as compared to first quarter 2015 pro forma net sales, primarily driven by sales of recently launched biologic products, including AUGMENT® Bone Graft, which was commercially launched in the fourth quarter of 2015.
International Extremities & Biologics Sales. Net sales of our extremities and biologics products in our international regions totaled $44.7 million in the first quarter of 2016, a 119% increase from $20.4 million in the first quarter of 2015, primarily due to the impact of the October 1, 2015 Wright/Tornier merger, as growth in the legacy Wright business was mostly offset by unfavorable foreign currency exchange rates. Our international extremities and biologics net sales in the first quarter of 2016 increased 3% as compared to first quarter 2015 pro forma net sales, and included a $1.7 million unfavorable impact from foreign currency exchange rates (a 4 percentage point unfavorable impact to pro forma sales growth rate).
Our international lower extremities net sales increased 32% to $15.5 million in the first quarter of 2016. Our international lower extremities sales grew 8% in the first quarter of 2016 as compared to first quarter 2015 pro forma net sales, primarily driven by an 11% increase in sales in our direct markets in Europe, a 56% increase in sales in Asia and a 26% increase in sales in Australia, partially offset by a $0.6 million unfavorable impact from foreign currency exchange rates (a 4 percentage point unfavorable impact to pro forma international lower extremities sales growth rate).
Our international upper extremities net sales increased 994% to $21.0 million in the first quarter of 2016 from $1.9 million in the first quarter of 2015, driven entirely by the impact of Wright/Tornier merger. Our international upper extremities net sales grew 5% in the first quarter of 2016 as compared to first quarter 2015 pro forma net sales, driven by a 12% increase in sales in our direct markets in Europe, partially offset by a $0.7 million unfavorable impact from foreign currency exchange rates (a 4 percentage point unfavorable impact to pro forma international upper extremities net sales growth rate).
Our international biologics net sales decreased 7% to $4.2 million in the first quarter of 2016. On a pro forma basis, our international biologics net sales decreased 9% in the first quarter of 2016 as compared to the first quarter of 2015. This pro forma decrease in international biologics net sales was primarily attributable to a $0.2 million unfavorable impact from foreign currency exchange rates (a 5 percentage point unfavorable impact to pro forma international biologics sales growth rate).
International Large Joint Sales. Our international large joint net sales of $11.7 million in the first quarter of 2016 were wholly attributable to products acquired from the Wright/Tornier merger. On a pro forma basis, our international large joint sales decreased 3% in the first quarter of 2016 as compared to the first quarter of 2015.
Cost of sales
Our cost of sales totaled $52.3 million, or 28.9% of net sales, in the first quarter of 2016, compared to $19.1 million, or 24.5% of net sales, in the first quarter of 2015, representing an increase of 4.4 percentage points as a percentage of net sales. This increase was primarily driven by $11.4 million (6.2% of net sales) of inventory step-up amortization in the first quarter of 2016 associated with inventory acquired from the Wright/Tornier merger, as increased provisions for excess and obsolete inventory and inventory losses were more than offset by favorable absorption of fixed manufacturing expenses.
We anticipate we will continue to record inventory step-up amortization through the end of 2016.
Selling, general and administrative
As a percentage of net sales, selling, general and administrative expenses decreased to 76.7% in the first quarter of 2016, from 105.5% in the first quarter of 2015. The selling, general and administrative expenses decrease as a percentage of sales was driven primarily by relatively flat spending in our U.S. lower extremities segment while growing revenues, the addition of the legacy Tornier U.S. upper extremities business with a lower percentage of selling, general and administrative expenses as a percentage of net sales than legacy Wright, and lower levels of corporate spending as a percentage of net sales following the Wright/Tornier merger.
Research and development
Our research and development expense totaled $12.6 million in the first quarter of 2016 compared to $7.1 million in the same quarter of 2015. This increase was almost entirely due to $4.5 million additional research and development expenses associated with the acquired Tornier business in the first quarter of 2016. The remaining increase in research and development expenses was primarily attributable to spending on the transition to our new supplier of the key component of our AUGMENT® Bone Graft.
Amortization of intangible assets
Charges associated with amortization of intangible assets totaled $6.6 million in the first quarter of 2016, compared to $2.6 million in the first quarter of 2015. This increase was driven by amortization of intangible assets acquired as part of the Wright/Tornier merger. Based on intangible assets held at March 27, 2016, we expect amortization expense to be approximately $28.4 million for the full year of 2016, $26.0 million in 2017, $21.0 million in 2018, $19.4 million in 2019, and $18.8 million in 2020.

Interest expense, net
Interest expense, net, totaled $11.9 million in the first quarter of 2016 and $7.6 million in the first quarter of 2015. Increased interest expense was driven by the increase in debt outstanding following the issuance of the 2020 Notes in the first quarter of 2015. Our interest expense in the first quarter of 2016 related primarily to non-cash interest expense associated with the amortization of the discount on the 2020 Notes and 2017 Notes of $6.5 million and $0.5 million, respectively; amortization of deferred financing charges on the 2020 Notes totaling $0.9 million; and cash interest expense on the 2020 Notes and 2017 Notes totaling $3.5 million. Our interest expense during the first quarter of 2015 related primarily to non-cash interest expense associated with the amortization of the discount on the 2020 Notes and 2017 Notes of $3.0 million and $1.4 million, respectively, as well as cash interest expense on the 2020 Notes and 2017 Notes totaling $1.6 million and $0.9 million, respectively.
Other (income)/expense, net
Other (income)/expense, net was $1.1 million of income in the first quarter of 2016, compared to $5.3 million of expense in the same period of 2015. In the first quarter of 2016, other expense, net included a loss of $5.3 million for the mark-to-market adjustment on the CVRs issued in connection with the BioMimetic acquisition, as well as an unrealized gain of $6.6 million for the mark-to-market adjustment on our derivatives. In the first quarter of 2015, other (income) expense, net included a $25.2 million charge for the write-off of pro-rata unamortized deferred financing fees and debt discount associated with the repayment of $240 million of the 2017 Notes, as well as an unrealized gain of $13.5 million for the mark-to-market adjustment on CVRs issued in connection with the acquisition of BioMimetic and a gain of $6.9 million for the net mark-to-market adjustments on and settlements of our derivative assets and liabilities
(Benefit)/provision for income taxes
We recorded a tax benefit of $0.9 million in the first quarter of 2016 and a provision of $0.2 million in the first quarter of 2015. For the first quarter of 2016, our tax benefits primarily related to taxable losses in jurisdictions where we do not have a valuation allowance. Our relatively low effective tax rate in both periods was primarily related to the valuation allowance on our U.S. net deferred tax assets, resulting in the inability to recognize a tax benefit for pre-tax losses in the United States except to the extent to which we recognize a gain in discontinued operations.
Loss from discontinued operations, net of tax
Loss from discontinued operations, net of tax, consists of the remaining operations of the OrthoRecon business that was sold to MicroPort. Costs associated with legal defense, income/loss associated with product liability insurance recoveries/denials, and changes to any contingent liabilities associated with the OrthoRecon business have been reflected within results of discontinued operations, and we will continue to reflect these within results of discontinued operations in future periods.
Reportable Segments
The following tables set forth, for the periods indicated, net sales and operating income (loss) of our reportable segments expressed as dollar amounts (in thousands) and as a percentage of net sales:

	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Large Joints
	Three Months Ended March 27, 2016

Net sales	$73,260	$51,284	$44,747	$11,736
Operating income (loss)	$20,865	$17,226	$729	$3,754
Operating income (loss) as a percent of net sales	28.5%	33.6%	1.6%	32.0%

	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Large Joints
	Three Months Ended March 31, 2015

Net sales	$53,612	$3,874	$20,448	$—
Operating income (loss)	$4,839	$1,613	$(2,655)	$—
Operating income as a percent of net sales	9.0%	41.6%	(13.0)%	N/A
The $16.0 million increase in operating income of our U.S. lower extremities & biologics segment was driven by increased sales while maintaining a relatively flat level of operating expenses. The $15.6 million increase in operating income of our U.S. upper extremities segment was driven almost entirely by the acquired Tornier business. The $3.4 million increase in operating income of our International extremities & biologics segment was primarily driven by the acquired Tornier business. The $3.8 million of operating income in our Large Joints segment was entirely acquired with the Tornier business.
See “Results of Operations-Comparison of the three months ended March 27, 2016 to the three months ended March 31, 2015-Net sales”  for a discussion of the various factors impacting the net sales of our reporting segments for the three months ended March 27, 2016 compared to the three months ended March 31, 2015.
Liquidity and Capital Resources
The following table sets forth, for the periods indicated, certain liquidity measures (in thousands):

	March 27, 2016	December 27, 2015
Cash and cash equivalents	$121,404	$139,804
Working capital	327,929	352,946

Operating Activities. Cash used in operating activities totaled $9.8 million and $25.2 million in the first three months of 2016 and 2015, respectively. The decrease in cash used in operating activities in the first three months of 2016 compared to the first three months of 2015 was primarily due to improved cash profitability.
Investing Activities. Our capital expenditures totaled $9.1 million and $11.9 million in the first three months of 2016 and 2015, respectively. Historically, our capital expenditures have consisted principally of purchased manufacturing equipment, research and testing equipment, and computer systems. We expect to incur capital expenditures of approximately $43 million in 2016.
Financing Activities. During the first three months of 2016, cash provided by financing activities totaled $1.1 million, compared to $274.7 million in the first three months of 2015. Cash provided by financing activities in the first three months of 2015 resulted primarily from proceeds received from the issuance of the 2020 Notes, and to a lesser extent, proceeds from the issuance of the related warrants and proceeds from settling the 2017 Notes hedge option. These amounts were partially offset by amounts used to redeem some of the 2017 Notes, repurchase all of the warrants related to the 2017 Notes, and enter into hedges in connection with the 2020 Notes.
We provide for tax liabilities in our financial statements with respect to amounts that we expect to repatriate from subsidiaries (to the extent the repatriation would be subject to tax); however, no tax liabilities are recorded for amounts that we consider to be permanently reinvested. Our current plans do not foresee a need to repatriate funds that are designated as permanently reinvested in order to fund our operations or meet currently anticipated liquidity and capital investment needs.
Discontinued Operations. Cash flows from discontinued operations are combined with cash flows from continuing operations in the consolidated statements of cash flows. During the first three months of 2016, cash used in discontinued operations was approximately $9 million associated with legal defense costs and settlement of product liabilities. During the first three months of 2015, cash used from discontinued operations was approximately $1.5 million associated with legal defense costs, net of insurance proceeds. We do not expect that the future cash outflows from discontinued operations will have an impact on our ability to meet contractual cash obligations and fund our working capital requirements, operations, and anticipated capital expenditures.
In process research and development. In connection with the BioMimetic acquisition, we acquired in-process research and development (IPRD) technology related to projects that had not yet reached technological feasibility as of the acquisition date, which included AUGMENT® Bone Graft, which was undergoing the FDA approval process, and AUGMENT® Injectable Bone Graft. FDA approval of AUGMENT® Bone Graft in the United States for ankle and/or hindfoot fusion indications was obtained during the third quarter of 2015. The acquisition date fair value of the IPRD technology was $27.1 million for AUGMENT® Injectable Bone Graft. The fair value of the IPRD technology was reduced to $0 as of December 31, 2014, which reflected the impairment charges recognized in 2013 after receipt of the not approvable letter from the FDA in response to a PMA application for AUGMENT® Bone Graft for use as an alternative to autograft in hindfoot and ankle fusion procedures.
In connection with the Wright/Tornier merger, we acquired IPRD technology related to three projects that had not yet reached technological feasibility as of the merger date. These projects included PerFORM Rev/Rev+, AEQUALIS® Adjustable Reversed Ext (AARE), and PerFORM+ that were assigned fair values of $14.5 million, $2.1 million, and $0.4 million, respectively, on the acquisition date.
The current IPRD projects we acquired in our BioMimetic acquisition and the Wright/Tornier merger are as follows:

•
AUGMENT® Injectable Bone Graft (Augment Injectable) combines rhPDGF-BB with an injectable bone matrix, and is targeted to be used in either open (surgical) treatment of fusions and fractures or closed (non-surgical) or minimally invasive treatment of fractures. AUGMENT® Injectable can be injected into a fusion or fracture site during an open surgical procedure, or it can be injected through the skin into a fracture site, in either case locally delivering rhPDGF-BB to promote fusion or fracture repair. Our initial clinical development program for AUGMENT®

Injectable has focused on securing regulatory approval for open indications in the United States and in several markets outside the United States. We currently estimate it could take one to three years to complete this project. We have incurred expenses of approximately $4.0 million for AUGMENT® Injectable since the date of acquisition and $0.3 million in the quarter ended March 27, 2016. We are currently evaluating future costs related to AUGMENT® Injectable following the recent FDA approval of the AUGMENT®.

•
PerFORM Rev/Rev+ is a next-generation reverse construct which replaces the existing Reverse II Glenoid Product. PerFORM Reverse consists of new baseplate options, with various backside angles and thicknesses to address additional glenoid deformities, and also includes a new central fixation technology that is different than any other system in the market. Development of this product is in manufacturing validation stage. Pre-market release trials began in the first quarter of 2016. We achieved CE marking for PerFORM Reverse in the first quarter of 2016, and 510(k) clearance is anticipated to occur later in 2016. We have an anticipated completion date in 2017 and the cost to complete the project is estimated to be less than $1 million. However, the risks and uncertainties associated with completion are dependent upon FDA clearance.

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

•
PerFORM+ is a Posterior Augmented Glenoid product, specifically positioned to address glenoid deformities (B2, C2, classifications, etc.) in anatomic total shoulder constructs. PerFORM + recently completed the initial market release to a limited number of surgeons. Full launch of the product is expected later in 2016. We have an anticipated completion date in 2016 and project cost to complete is estimated to be less than $1 million. However, the risks and uncertainties associated with completion are dependent upon FDA clearance.

Other Liquidity Information. We have historically funded our cash needs through various equity and debt issuances and through cash flow from operations.
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
Although it is difficult for us to predict our future liquidity requirements, we believe that our cash balance of approximately $121.4 million as of March 27, 2016 will be sufficient for the next 12 months to fund our working capital requirements and operations, permit anticipated capital expenditures in 2016 of approximately $43 million, and meet our anticipated contractual cash obligations in 2016. However, our future funding requirements will depend on many factors, including our future net sales and expenses.
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
We intend to use our cash balance and any additional financing to fund integration costs associated with the Wright/Tornier merger, to fund growth opportunities for our extremities and biologics business, and to pay certain retained liabilities of the OrthoRecon business.

Critical Accounting Policies and Estimates
Information on judgments related to our most critical accounting policies and estimates is discussed in Item 7 of our Annual Report on Form 10-K for the year ended December 27, 2015 filed with the SEC on February 23, 2016. Certain of our more critical accounting estimates require the application of significant judgment by management in selecting the appropriate assumptions in determining the estimate. By their nature, these judgments are subject to an inherent degree of uncertainty. We develop these judgments based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers, and information available from other outside sources, as appropriate. Actual results may differ from these judgments under different assumptions or conditions. Different, reasonable estimates could have been used for the current period. Additionally, changes in accounting estimates are reasonably likely to occur from period to period. Both of these factors could have a material impact on the presentation of our financial condition, changes in financial condition or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk
Our exposure to interest rate risk arises principally from the interest rates associated with our invested cash balances. On March 27, 2016, we had invested short-term cash and cash equivalents of approximately $121 million for the combined business. We believe that a 10 basis point change in interest rates is reasonably possible in the near term. Based on our current level of investment, an increase or decrease of 10 basis points in interest rates would have an annual impact of approximately $121,000 to our interest income.
Equity Price Risk
The 2017 Notes include conversion and settlement provisions that are based on the price of our ordinary shares and prior to the Wright/Tornier merger, WMG common stock, at conversion or at maturity of the notes. On February 13, 2015, WMG issued $632.5 million of the 2020 Notes, which generated net proceeds of approximately $613 million. Approximately $292 million of the net proceeds from the offering were used to repurchase approximately $240 million aggregate principal amount of the 2017 Notes in privately negotiated transactions. In addition, all of the 2017 Notes Hedges were settled and all of the warrants associated with the 2017 Notes were repurchased, generating net proceeds of approximately $10 million. As of March 27, 2016, we had approximately $60 million in outstanding debt under the 2017 Notes. The following table shows the amount of cash that we would be required to provide holders of the 2017 Notes upon maturity assuming various closing prices of our ordinary shares at the date of maturity:

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

(in thousands)
	Fair value of security given a 10% decrease in share price	Fair value of security as of March 27, 2015	Fair value of security given a 10% increase in share price
2017 Notes Conversion Derivative (Liability)	2,313	3,546	5,078
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

Share price		Shares (in thousands)
$42.68	(10% greater than strike price)	1,863
$46.56	(20% greater than strike price)	3,415
$50.44	(30% greater than strike price)	4,728
$54.32	(40% greater than strike price)	5,854
$58.20	(50% greater than strike price)	6,830

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

(in thousands)
	Fair value of security given a 10% decrease in share price	Fair value of security as of March 27, 2015	Fair value of security given a 10% increase in share price
2020 Notes Hedges (Asset)	$51,645	$65,621	$80,954
2020 Notes Conversion Derivative (Liability)	$51,303	$67,223	$84,932
Foreign Currency Exchange Rate Fluctuations
Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our financial results. Approximately 31% and 26% of our net sales were from international sales for the quarters ended March 27, 2016 and March 31, 2015, respectively, and we expect that foreign sales will continue to represent a similarly significant percentage of our net sales in the future. Cost of sales related to these sales are primarily denominated in U.S. dollars; however, operating costs related to these sales are largely denominated in the same respective currencies, thereby partially limiting our transaction risk exposure. For sales not denominated in U.S. dollars, an increase in the rate at which a foreign currency is exchanged for U.S. dollars will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases, if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and our competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our prices not being competitive in a market where business is transacted in the local currency.
As discussed in Note 6 to the consolidated financial statements, we enter into certain short-term derivative financial instruments in the form of foreign currency forward contracts. These forward contracts are designed to mitigate our exposure to currency fluctuations in our intercompany balances denominated currently in Euros, British pounds, and Canadian dollars. Any change in the fair value of these forward contracts as a result of a fluctuation in a currency exchange rate is expected to be offset by a change in the value of the intercompany balance.
Other
As of March 27, 2016, we had outstanding $60 million and $632.5 million principal amount of our 2017 and 2020 Notes, respectively. We carry these instruments at face value less unamortized discount on our consolidated balance sheets. Since these instruments bear interest at a fixed rate, we have no financial statement risk associated with changes in interest rates. However, the fair value of these instruments fluctuates when interest rates change, and in the case of our 2017 and 2020 Notes, when the market price of our ordinary shares fluctuates. We do not carry the 2017 and 2020 Notes at fair value, but present the fair value of the principal amount of our 2017 and 2020 Notes for disclosure purposes.

ITEM 4. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 27, 2016 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 27, 2016.
Changes in Internal Control Over Financial Reporting
During the three month period ended March 27, 2016, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting, except for changes that we made to continue to incorporate the internal control over financial reporting of Legacy Tornier with and into our internal control over financial reporting.
PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
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

In 2012, Bonutti Skeletal Innovations, LLC (Bonutti) filed a patent infringement lawsuit against us in the United States Court for the District of Delaware. Subsequently, Inter Partes Review (IPR) of the Bonutti patents was sought before the U.S. Patent and Trademark Office. On April 7, 2014, the Court stayed the case pending outcome of the IPR. Bonutti originally alleged that the Link Sled Prosthesis infringes U.S. Patent 6,702,821. The Link Sled Prosthesis is a product we distributed under a distribution agreement with LinkBio Corp, which expired on December 31, 2013. In January 2013, Bonutti amended its complaint, alleging that the ADVANCE® knee system, including ODYSSEY® instrumentation, infringes U.S. Patent 8,133,229, and that the ADVANCE® knee system, including ODYSSEY® instrumentation and PROPHECY® guides, infringes U.S. Patent 7,806,896, which was issued on October 5, 2010. All of the claims of the asserted patents are directed to surgical methods for minimally invasive surgery. As a result of the arguments submitted in the IPR, Bonutti abandoned the claims subject to the IPR from U.S. Patent 8,133,229, leaving one claim from U.S. Patent 7,806,896 still pending before the Patent Office Board that administers IPRs. On February 18, 2015, the Patent Office Board held that remaining claim invalid. Following the conclusion of the IPRs, the District Court lifted the stay. We have reached a settlement in principle with Bonutti and MicroPort for an immaterial amount, which is in the process of being documented. The settlement would resolve all causes of action asserted in the case and would grant to us and MicroPort fully paid-up licenses to Bonutti patents.
In June 2013, Orthophoenix, LLC filed a patent lawsuit against us in the United States District Court for the District of Delaware alleging that the X-REAM® product infringes two patents. In June 2014, we filed a request for IPR with the U.S. Patent and Trademark Office, which was denied on December 16, 2014. Effective April 5, 2016, we entered into a Settlement and License Agreement with Orthophoenix, LLC pursuant to which Orthophoenix agreed to dismiss the lawsuit with prejudice and WMT received a fully paid license to Orthophoenix’s patents. The case was formally dismissed with prejudice on April 20, 2016. We do not consider the settlement amount to be material.
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
In February 2014, Biomedical Enterprises, Inc. filed suit against Solana Surgical, LLC (Solana) in the United States District Court for the Western District of Texas alleging Solana's FuseForce Fixation system infringes U.S. Patent No. 8,584,853 entitled “Method and Apparatus for an Orthopedic Fixation System.” On February 20, 2015, Solana filed a request for IPR with the U.S. Patent and Trademark Office. On February 27, 2015, Biomedical Enterprises filed an amended complaint to add WMG and WMT as parties to the litigation. On April 3, 2015, the parties filed a stipulation of dismissal without prejudice as to us. On August 10, 2015, the Patent Office Review Board initiated IPR as to all challenged patent claims. The Patent Office Board heard oral argument in the IPR proceeding on February 17, 2016. On May 4, 2016 the Patent Office Board issued an order finding that the contested claims were not unpatentable. We intend to appeal this decision. Additionally, we are proceeding with our defense before the District Court, with a trial scheduled to begin on June 6, 2016.
On September 23, 2014, Spineology filed a patent infringement lawsuit, Case No. 0:14-cv-03767, in the United States District Court in Minnesota, alleging that our X-REAM® bone reamer infringes U.S. Patent No. RE42,757 entitled “EXPANDABLE REAMER.”  In January 2015, as the deadline for service of its complaint, Spineology dismissed its complaint without prejudice and filed a new, identical complaint. We filed an answer to the new complaint with the Court on April 27, 2015 and discovery is underway. The Court conducted a Markman hearing on March 23, 2016 and has not yet issued a ruling.
On March 1, 2016, Musculoskeletal Transplant Foundation (MTF) filed suit against Solana and WMT in the United States District Court for the District of New Jersey alleging that the TenFUSE PIP product infringes U.S. Patent No. 6,432,436 entitled “Partially Demineralized Cortical Bone Constructs.” MTF has not yet served its complaint. We continue to investigate MTF’s allegations.

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
There are other individual lawsuits related to metal-on-metal hip products pending in various state courts. As of May 2, 2016, there were 1,156 such lawsuits pending in the MDL and JCCP, and an additional 22 cases pending in various state courts. We have also entered into 889 so-called "tolling agreements" with potential claimants who have not yet filed suit. There are also 32 non-U.S. lawsuits presently pending. We believe we have data that supports the efficacy and safety of our metal-on-metal hip products. While continuing to dispute liability, we have participated in court supervised non-binding mediation in the multi-district federal court litigation and expect to begin similar mediation in the JCCP.
The first bellwether trial in the MDL commenced on November 9, 2015 in Atlanta, Georgia. On November 24, 2015, the jury returned a verdict in favor of the plaintiff and awarded the plaintiff $1 million in compensatory damages and $10 million in punitive damages. We believe there were significant trial irregularities and vigorously contested the trial result. On December 28, 2015, we filed a post-trial motion for judgment as a matter of law or, in the alternative, for a new trial or a reduction of damages awarded. On April 5, 2016, the trial judge issued an order reducing the punitive damage award from $10 million to $1.1 million, but otherwise denied our motion. On May 4, 2016, we filed a notice of appeal with the United States Court of Appeals for the Eleventh Circuit. In light of the trial judge’s April 5th order, we recorded an accrual for this verdict in the amount of $2 million within “Accrued expenses and other current liabilities,” and a $2 million receivable associated with the probable recovery from product liability insurance is reflected within “Other current assets.”
The supervising judge in the JCCP had set a trial date of March 14, 2016 for the first bellwether trial in California. Prior to commencement of the trial, we entered into a confidential settlement with the plaintiff which was paid by our insurance carrier. We do not consider the settlement amount to be material.
We have received claims for personal injury against us associated with fractures of our PROFEMUR® long titanium modular neck product (Titanium Modular Neck Claims). As of May 2, 2016, there were 38 pending U.S. lawsuits and 44 pending non-U.S. lawsuits alleging such claims.
We are aware that MicroPort has recalled certain sizes of its cobalt chrome modular neck products as a result of alleged fractures. As of May 2, 2016, there were two pending U.S. lawsuits and two pending non-U.S. lawsuits against us alleging personal injury resulting from the fracture of a cobalt chrome modular neck.
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
On September 29, 2015, Markel International Insurance Company Ltd., as successor to Max Insurance Europe Ltd. (Max Insurance), which is the third insurance carrier in our coverage towers across multiple policy years, asserted that the terms and conditions identified in its reservation of rights will preclude coverage for the Titanium Modular Neck Claims. We strongly dispute the carrier's position, and in accordance with the dispute resolution provisions of the policy, on January 18, 2016, we filed a Notice of Arbitration against Max Insurance in London, England pursuant to the provisions of the Arbitration Act of 1996.  We are seeking reimbursement, up to the policy limits of $25 million, of costs incurred in the defense and settlement of the Titanium Modular Neck Claims.
MicroPort Indemnification Claim
On October 27, 2015, MicroPort filed a lawsuit in the United States District Court for the District of Delaware against Wright Medical Group N.V. alleging that we breached the indemnification provisions of the asset purchase agreement by failing to indemnify MicroPort for alleged damages arising out of certain pre-closing matters and for breach of certain representations and warranties. The complaint includes claims relating to MicroPort’s recall of certain of its cobalt chrome modular neck products, and seeks damages in an unspecified amount plus attorneys’ fees and costs, as well as declaratory judgment. On January 4, 2016, we filed an answer to the complaint and also filed a counterclaim seeking declaratory judgment and indemnification and other damages in an unspecified amount from MicroPort. On April 28, 2016, we entered into a mutual settlement agreement with MicroPort pursuant to which the lawsuit, including all claims and counterclaims that were brought in the lawsuit, will be dismissed with prejudice. The settlement agreement resolves all known issues between the parties. We do not consider the settlement amount to be material.
Wright/Tornier Merger Related Litigation
Beginning on November 25, 2014, purported shareholders of WMG filed a number of class action complaints (Delaware Actions) in the Court of Chancery of the state of Delaware (Delaware Chancery Court), many of which were later amended. The complaints and amended complaints in the Delaware Actions named as defendants WMG, Tornier, Trooper Holdings Inc. (Holdco), Trooper Merger Sub Inc. (Merger Sub) and the members of the WMG board of directors. The Delaware Actions generally asserted various causes of action, including, among other things, that the members of the WMG board of directors breached their fiduciary duties owed to the WMG shareholders in connection with entering into the merger agreement, approving the merger, and causing WMG to issue a preliminary Form S-4 that allegedly failed to disclose material information about the merger. The Delaware Actions further alleged that WMG, Tornier, Holdco, and Merger Sub aided and abetted the alleged breaches of fiduciary duties by the WMG board of directors.
On March 2, 2015, the Delaware Chancery Court consolidated the Delaware Actions, specifically Paul Parshall v. Wright Medical Group, Inc., et al., C.A. No. 10400-CB, and Anthony Marks as Trustee for Marks Clan Super v. Wright Medical Group, Inc., et al., C.A. No. 10706-CB, under the caption In re Wright Medical Group, Inc. Stockholders Litigation, C.A. No. 10400-CB (Consolidated Delaware Action). A later-filed case, Michael Prince v. Robert J. Palmisano, et al., C.A. No. 10829-CB, was also made part of the Consolidated Delaware Action by order dated May 22, 2015. On April 8, 2016, the Delaware Chancery

Court entered a Stipulated Order dismissing the Consolidated Delaware Action as moot, with prejudice as to Plaintiffs’ claims, and without prejudice as to other members of the putative class. The court retained jurisdiction to hear any mootness fee application that plaintiffs in the Consolidated Delaware Action may choose to file, and Defendants have reserved the right to challenge any such fee application.
On November 26, 2014, a class action complaint was filed in the Circuit Court of Tennessee, for the Thirtieth Judicial District, at Memphis (Tennessee Circuit Court), by a purported shareholder of WMG under the caption City of Warwick Retirement System v. Gary D. Blackford et al., CT-005015-14. An amended complaint in the action was filed on January 5, 2015. The amended complaint names as defendants WMG, Tornier, Holdco, Merger Sub, and the members of the WMG board of directors. The amended complaint asserts various causes of action, including, among other things, that the members of the WMG board of directors breached their fiduciary duties owed to the WMG shareholders in connection with entering into the merger agreement, approving the merger, and causing WMG to issue a preliminary Form S-4 that allegedly fails to disclose material information about the merger. The amended complaint further alleges that Tornier, Holdco, and Merger Sub aided and abetted the alleged breaches of fiduciary duties by the WMG board of directors. The plaintiff is seeking, among other things, injunctive relief enjoining or rescinding the merger and an award of attorneys’ fees and costs.
On December 2, 2014, a separate class action complaint was filed in the Tennessee Chancery Court by a purported shareholder of WMG under the caption Paulette Jacques v. Wright Medical Group, Inc., et al., CH-14-1736-1. An amended complaint in the action was filed on January 27, 2015. The amended complaint names as defendants WMG, Tornier, Holdco, Merger Sub, Warburg Pincus LLC and the members of the WMG board of directors. The amended complaint asserts various causes of action, including, among other things, that the members of the WMG board of directors breached their fiduciary duties owed to the WMG shareholders in connection with entering into the merger agreement, approving the merger, and causing WMG to issue a preliminary Form S-4 that allegedly fails to disclose material information about the merger. The amended complaint further alleges that WMG, Tornier, Warburg Pincus LLC, Holdco and Merger Sub aided and abetted the alleged breaches of fiduciary duties by the WMG board of directors. The plaintiff is seeking, among other things, injunctive relief enjoining or rescinding the merger and an award of attorneys’ fees and costs.

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
ITEM 1A. RISK FACTORS.
There have been no material changes to the risk factors that were discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 27, 2015, as filed with the SEC on February 23, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS.

(a)	Exhibits.
The following exhibits are filed as a part of this quarterly report on Form 10-Q or are incorporated herein by reference:

Exhibit No.	Description
3.1	Articles of Association of Wright Medical Group N.V.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101
The following materials from Wright Medical Group N.V.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of March 27, 2016 and December 27, 2015, (ii) the Consolidated Statements of Operations for the three months ended March 27, 2016 and March 31, 2015, (iii) the Consolidated Statements of Comprehensive Loss for the three months ended March 27, 2016 and March 31, 2015, (iv) the Consolidated Statements of Cash Flows for the three months ended March 27, 2016 and March 31, 2015, and (v) Notes to Consolidated Financial Statements

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
May 4, 2016

WRIGHT MEDICAL GROUP N.V.
By:	/s/ Robert J. Palmisano
Robert J. Palmisano
President and Chief Executive Officer
(principal executive officer)

By:	/s/ Lance A. Berry
Lance A. Berry
Senior Vice President and Chief Financial Officer
(principal financial officer)

WRIGHT MEDICAL GROUP N.V.
EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10‑Q
FOR THE QUARTER ENDED MARCH 27, 2016

Exhibit No.	Exhibit	Method of Filing
3.1	Articles of Association of Wright Medical Group N.V.	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 1, 2015 (File No. 001-35065)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002	Furnished herewith
101
The following materials from Wright Medical Group N.V.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of March 27, 2016 and December 27, 2015, (ii) the Consolidated Statements of Operations for the three months ended March 27, 2016 and March 31, 2015, (iii) the Consolidated Statements of Comprehensive Loss for the three months ended March 27, 2016 and March 31, 2015, (iv) the Consolidated Statements of Cash Flows for the three months ended March 27, 2016 and March 31, 2015, and (v) Notes to Consolidated Financial Statements
Filed herewith