Form 10-Q
period 2016-06-26
Wright Medical Group N.V.
filed 2016-08-02
CIK 1492658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 26, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of July 29, 2016, there were 102,976,836 ordinary shares outstanding.

WRIGHT MEDICAL GROUP N.V.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 26, 2016

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

•
risks associated with the merger between Tornier N.V. (Tornier or legacy Tornier) and Wright Medical Group, Inc. (WMG or legacy Wright), including the failure to realize intended benefits and anticipated synergies and cost-savings from the transaction or delay in realization thereof; our businesses may not be combined successfully, or such combination may take longer, be more difficult, time-consuming or costly to accomplish than expected; and business disruption after the transaction, including adverse effects on employee retention, our sales and distribution channel, especially in light of anticipated territory transitions, and business relationships with third parties;

•	risks associated with the divestiture of the U.S. rights to certain of legacy Tornier's ankle and silastic toe replacement products;

•
liability for product liability claims on hip/knee (OrthoRecon) products sold by legacy Wright prior to the divestiture of the OrthoRecon business and the anticipated sale of legacy Tornier’s large joints business;

•	failure to realize the anticipated benefits from previous acquisitions or from the divestiture of legacy Wright's OrthoRecon business;

•	adverse outcomes in existing product liability litigation;

•	new product liability claims;

•	inadequate insurance coverage;

•	copycat claims against our modular hip systems resulting from a competitor’s recall of its modular hip product;

•
the ability of a creditor of any one particular entity within our corporate structure to reach the assets of the other entities within our corporate structure not liable for the underlying claims of the one particular entity, despite our corporate structure which is intended to ring-fence liabilities;

•	failure to obtain anticipated commercial sales of our AUGMENT® Bone Graft in the United States;

•	challenges to our intellectual property rights or inability to defend our products against the intellectual property rights of others;

•	adverse effects of diverting resources and attention to proposed sale of large joints business;

•	failures of, interruptions to, or unauthorized tampering with, our information technology systems;

•	failure or delay in obtaining FDA or other regulatory approvals for our products;

•
the potentially negative effect of our ongoing compliance efforts on our relationships with customers and on our ability to deliver timely and effective medical education, clinical studies, and new products;

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

•
inability to generate sufficient cash flow to satisfy our capital requirements, including future milestone payments, and existing debt, including the conversion features of our convertible senior notes, or refinance our existing debt as it matures;

•	inability to raise additional financing when needed and on favorable terms;

•	the negative impact of the commercial and credit environment on us, our customers, and our suppliers;

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

•	our clinical trials and their results and our reliance on third parties to conduct them;

•	the compliance of our products and activities with the laws and regulations of the countries in which they are marketed, which compliance may be costly and time-consuming;

•
the use, misuse or off-label use of our products that may harm our image in the marketplace or result in injuries that may lead to product liability suits, which could be costly to our business or result in governmental sanctions; and

•	pending and future other litigation, which could have an adverse effect on our business, financial condition, or operating results.

For more information regarding these and other uncertainties and factors that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements or otherwise could materially adversely affect our business, financial condition, or operating results, see “Part I. Item 1A. Risk Factors” of our most recent Annual Report on Form 10-K and "Part II. Item 1A. Risk Factors" of this report. The risks and uncertainties described above and in “Part I. Item 1A. Risk Factors” of our most recent Annual Report on Form 10-K and "Part II. Item 1A. Risk Factors" of this report are not exclusive and further information concerning us and our business, including factors that potentially could materially affect our financial results or condition, may emerge from time to time. We assume no obligation to update, amend, or clarify forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. We advise you, however, to consult any further disclosures we make on related subjects in our future Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K we file with or furnish to the SEC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited).
Wright Medical Group N.V. Condensed Consolidated Balance Sheets (In thousands, except share data) (unaudited)

	June 26, 2016	December 27, 2015
Assets:
Current assets:
Cash and cash equivalents	$326,251	$139,804
Accounts receivable, net	125,350	131,050
Inventories	182,995	210,701
Prepaid expenses	13,040	14,923
Other current assets	114,257	44,919
Current assets held for sale	23,305	18,487
Total current assets	785,198	559,884

Property, plant and equipment, net	216,041	224,256
Goodwill	861,738	866,989
Intangible assets, net	253,552	250,928
Deferred income taxes	2,647	2,580
Other assets [1]	124,789	137,174
Non-current assets held for sale	—	31,683
Total assets [1]	$2,243,965	$2,073,494
Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$28,104	$30,904
Accrued expenses and other current liabilities	368,124	171,171
Current portion of long-term obligations	2,009	2,171
Current liabilities held for sale	1,799	2,692
Total current liabilities	400,036	206,938

Long-term debt and capital lease obligations [1]	759,461	561,201
Deferred income taxes	39,073	41,755
Other liabilities	203,026	208,574
Total liabilities [1]	1,401,596	1,018,468
Commitments and contingencies (Note 13)
Shareholders’ equity:
Ordinary shares, €0.03 par value, authorized: 320,000,000 shares; issued and outstanding: 102,974,301 shares at June 26, 2016 and 102,672,678 shares at December 27, 2015	3,800	3,790
Additional paid-in capital	1,892,994	1,835,586
Accumulated other comprehensive loss	(3,201)	(10,484)
Accumulated deficit	(1,051,224)	(773,866)
Total shareholders’ equity	842,369	1,055,026
Total liabilities and shareholders’ equity [1]	$2,243,965	$2,073,494

[1]	The prior period debt issuance costs were reclassified to account for adoption of ASU 2015-03 and ASU 2015-15 (See Note 2).
The accompanying notes are an integral part of these consolidated financial statements.

Wright Medical Group N.V. Condensed Consolidated Statements of Operations (In thousands, except per share data) (unaudited)

	Three months ended		Six months ended
	June 26, 2016	June 30, 2015	June 26, 2016	June 30, 2015
Net sales	$170,716	$80,420	$340,007	$158,354
Cost of sales [1,2]	49,009	21,635	95,675	40,760
Gross profit	121,707	58,785	244,332	117,594
Operating expenses:
Selling, general and administrative [1]	136,483	82,605	271,229	164,804
Research and development [1]	12,108	7,957	24,224	15,074
Amortization of intangible assets	7,484	2,565	13,941	5,179
Total operating expenses	156,075	93,127	309,394	185,057
Operating loss	(34,368)	(34,342)	(65,062)	(67,463)
Interest expense, net	13,024	10,959	24,878	18,608
Other income, net	(2,061)	(8,153)	(3,129)	(2,841)
Loss from continuing operations before income taxes	(45,331)	(37,148)	(86,811)	(83,230)
(Benefit) provision for income taxes	(3,300)	158	(4,588)	324
Net loss from continuing operations	$(42,031)	$(37,306)	$(82,223)	$(83,554)
Loss from discontinued operations, net of tax	$(187,329)	$(7,009)	$(195,135)	$(10,509)
Net loss	$(229,360)	$(44,315)	$(277,358)	$(94,063)

Net loss from continuing operations per share (Note 12): [3]
Basic	$(0.41)	$(0.71)	$(0.80)	$(1.59)
Diluted	$(0.41)	$(0.71)	$(0.80)	$(1.59)

Net loss per share (Note 12): [3]
Basic	$(2.23)	$(0.84)	$(2.70)	$(1.79)
Diluted	$(2.23)	$(0.84)	$(2.70)	$(1.79)

Weighted-average number of ordinary shares outstanding-basic [3]	102,785	52,631	102,745	52,535
Weighted-average number of ordinary shares outstanding-diluted [3]	102,785	52,631	102,745	52,535
___________________________

[1]	These line items include the following amounts of non-cash, share-based compensation expense for the periods indicated:

	Three months ended		Six months ended
	June 26, 2016	June 30, 2015	June 26, 2016	June 30, 2015
Cost of sales	$42	$8	$175	$11
Selling, general and administrative	2,852	3,046	5,902	5,118
Research and development	162	290	296	552

[2]	Cost of sales includes amortization of inventory step-up adjustment of $10.4 million and $20.6 million for the three and six months ended June 26, 2016, respectively.

[3]	The prior period weighted-average shares outstanding and net loss per share amounts were converted to meet post-merger valuations as described within Note 12.
The accompanying notes are an integral part of these consolidated financial statements.

Wright Medical Group N.V.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(unaudited)

	Three months ended		Six months ended
	June 26, 2016	June 30, 2015	June 26, 2016	June 30, 2015
Net loss	$(229,360)	$(44,315)	$(277,358)	$(94,063)

Other comprehensive (loss) income:
Changes in foreign currency translation	(4,067)	3,285	7,283	(5,712)
Other comprehensive (loss) income	(4,067)	3,285	7,283	(5,712)

Comprehensive loss	$(233,427)	$(41,030)	$(270,075)	$(99,775)

The accompanying notes are an integral part of these consolidated financial statements.

Wright Medical Group N.V. Condensed Consolidated Statements of Cash Flows (In thousands) (unaudited)

	Six months ended
	June 26, 2016	June 30, 2015
Operating activities:
Net loss	$(277,358)	$(94,063)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	27,317	10,698
Share-based compensation expense	6,373	5,681
Amortization of intangible assets	14,282	5,179
Amortization of deferred financing costs and debt discount	17,126	12,556
Deferred income taxes	(3,199)	2
Provision for excess and obsolete inventory [1]	10,478	4,163
Non-cash loss on extinguishment of debt	12,343	24,746
Amortization of inventory step-up adjustment [1]	22,895	49
Non-cash adjustment to derivative fair values	(23,273)	(7,370)
Impairment loss on large joints assets held for sale (Note 4)	21,876	—
Mark-to-market adjustment for CVRs (Note 6)	6,727	(21,863)
Provision for metal-on-metal product liability loss (Note 13)	150,000	—
Other	2,052	2,302
Changes in assets and liabilities (net of acquisitions):
Accounts receivable	7,453	4,686
Inventories [1]	(2,969)	(26,311)
Prepaid expenses and other current assets	1,551	1,912
Accounts payable	(3,004)	6,609
Accrued expenses and other liabilities	(13,936)	20,024
Net cash used in operating activities	(23,266)	(51,000)
Investing activities:
Capital expenditures	(24,761)	(25,754)
Purchase of intangible assets	(4,223)	(82)
Sales and maturities of available-for-sale marketable securities	—	2,566
Net cash used in investing activities	(28,984)	(23,270)
Financing activities:
Issuance of ordinary shares	774	1,871
Proceeds from convertible notes	395,000	632,500
Redemption of convertible senior notes	(102,974)	(240,000)
Payment of notes premium	(1,619)	(49,152)
Proceeds from stock warrants	54,629	86,400
Payment of notes hedge option	(99,816)	(144,843)
Repurchase of stock warrants	(3,319)	(59,803)
Proceeds from notes hedge option	3,892	69,764
Payments of deferred financing costs and equity issuance costs	(8,318)	(20,081)
Proceeds from issuance of other long-term debt	821	—
Payments of capital lease obligations and other borrowings	(1,115)	(398)
Net cash provided by financing activities	237,955	276,258

Effect of exchange rates on cash and cash equivalents	742	(1,449)

Net increase in cash and cash equivalents	186,447	200,539

Cash and cash equivalents, beginning of period	139,804	227,326

Cash and cash equivalents, end of period	$326,251	$427,865

[1]	The prior period balances were revised to show separate presentation related to provision for excess and obsolete inventory and amortization of inventory step-up adjustment.
The accompanying notes are an integral part of these consolidated financial statements.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Upon completion of the merger between Wright Medical Group, Inc. (legacy Wright or WMG) and Tornier N.V. (legacy Tornier) (the Wright/Tornier merger or merger) effective October 1, 2015, Robert J. Palmisano, former President and Chief Executive Officer (CEO) of legacy Wright, became President and CEO of the combined company, and Lance A. Berry, former Senior Vice President (SVP) and Chief Financial Officer (CFO) of legacy Wright, became SVP and CFO. Immediately upon completion of the merger, legacy Wright shareholders owned approximately 52% of the combined company and legacy Tornier shareholders owned approximately 48% of the combined company, and our board of directors was comprised of five representatives from legacy Wright’s board of directors and five representatives from legacy Tornier’s board of directors. In connection with the merger, the trading symbol for our ordinary shares changed from “TRNX” to “WMGI.” Because of these and other facts and circumstances, the merger has been accounted for as a “reverse acquisition” under generally acceptable accounting principles in the United States (US GAAP), and as such, legacy Wright is considered the acquiring entity for accounting purposes. Therefore, legacy Wright’s historical results of operations replaced legacy Tornier’s historical results of operations for all periods prior to the merger. More specifically, the accompanying condensed consolidated financial statements for periods prior to the merger are those of legacy Wright and its subsidiaries, and for periods subsequent to the merger also include legacy Tornier and its subsidiaries.
Our fiscal year runs from the first Monday after the last Sunday of December of a year and ends on the last Sunday of December of the following year, and generally consists of four 13-week quarters. Prior to the merger, our fiscal year ended December 31 each year.
The condensed consolidated financial statements and accompanying notes present our consolidated results for each of the three and six months ended June 26, 2016 and June 30, 2015.
All amounts are presented in U.S. dollars ($), except where expressly stated as being in other currencies, e.g., Euros (€).
References in these notes to condensed consolidated financial statements to "we," "our" and "us" refer to Wright Medical Group N.V. and its subsidiaries after the Wright/Tornier merger and Wright Medical Group, Inc. and its subsidiaries before the merger.

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

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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
Discontinued Operations. During the second quarter of 2016, the Board of Directors approved a plan to divest our orthopaedic hip and knee, or “large joints”, business (Large Joints business) representing substantially all of our Large Joints reportable segment. On July 11, 2016, we announced the receipt of a binding offer under which Corin Orthopaedics Holdings Limited (Corin) provided us a binding promise to purchase substantially all of the assets related to our Large Joints business for approximately €29.7 million in cash, less €8.6 million for net working capital associated with the Large Joints business that will not transfer to Corin upon closing, subject to working capital adjustments and on the terms set forth in the binding offer. We determined that the Large Joints business meets the criteria for classification as discontinued operations. All historical operating results for the Large Joints business are reflected within discontinued operations in the unaudited condensed consolidated statements of operations. Further, all assets and associated liabilities to be transferred to Corin were classified as assets and liabilities held for sale in our condensed consolidated balance sheets for all periods presented. See Note 4 for further discussion of discontinued operations. Other than the discontinued operations discussed in Note 4, unless otherwise stated, all discussion of assets and liabilities in these notes to condensed consolidated financial statements reflect the assets and liabilities held and used in our continuing operations, and all discussion of revenues and expenses reflect those associated with our continuing operations.
Shipping and Handling Costs. We incur shipping and handling costs associated with the shipment of goods to customers, independent distributors, and our subsidiaries. Amounts billed to customers for shipping and handling of products are included in net sales. Costs incurred related to shipping and handling of products to customers are included in selling, general and administrative expenses. These amounts totaled $3.7 million and $7.5 million for the three and six months ended June 26, 2016, respectively, and $2.0 million and $4.1 million for the three and six months ended June 30, 2015, respectively. All other shipping and handling costs are included in cost of sales.
Recent Accounting Pronouncements. On May 28, 2014 and August 12, 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2014-09 and 2015-14, Revenue from Contracts with Customers, which supersedes virtually all existing revenue recognition guidance under US GAAP. The ASU provides a five-step model for revenue recognition that companies will apply to recognize revenue in a manner that reflects the timing of the transfer of services to customers and that the amount of revenue recognized reflects the consideration that a company expects to receive for the goods and services provided. The ASU will be effective for us beginning in fiscal year 2018. We are in the initial phases of our adoption plans and; accordingly, we are unable to estimate any effect this may have on our financial statements.
On April 7, 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, as part of its simplification initiative. The ASU changes the presentation of debt issuance costs in financial statements to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. Further, on August 16, 2015, the FASB issued ASU 2015-15 Presentation and Subsequent Measurement of Debt Issuance Costs Associated With Line-of-Credit Arrangements to clarify the SEC staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements given the lack of guidance on this topic in ASU 2015-03. The SEC staff has announced that it would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. We adopted this guidance during the first quarter of 2016 on a retrospective basis. Accordingly, we reclassified debt issuance costs on our December 27, 2015 consolidated balance sheet, which decreased other assets and long-term debt by $16.2 million.
On September 25, 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments to simplify the accounting for measurement-period adjustments. The ASU, which is part of the FASB’s simplification initiative, was issued in response to stakeholder feedback that restatements of prior periods to reflect adjustments made to provisional amounts recognized in a business combination increase the cost and complexity of financial reporting but do not significantly improve the usefulness of the information. Under this ASU, an acquirer must recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined and must present these amounts separately on the face of the income statement or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. We adopted ASU 2015-16 in the first quarter of 2016 and will recognize,

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

as applicable, any material adjustments to provisional amounts. As discussed in Note 3, purchase price allocations for the Wright/Tornier merger are subject to adjustment during the measurement period.
On February 25, 2016, the FASB issued ASU 2016-02, Leases, which introduces a lessee model that brings most leases on the balance sheet. The new standard also aligns many of the underlying principles of the new lessor model with those in FASB Accounting Standards Codification (ASC) 606, the FASB’s new revenue recognition standard (e.g., those related to evaluating when profit can be recognized). Furthermore, the ASU addresses other concerns related to the current leases model. The ASU will be effective for us beginning in fiscal year 2019. We are in the initial phases of our adoption plans and; accordingly, we are unable to estimate any effect this may have on our financial statements.

3. Acquisition and Disposition
Wright/Tornier Merger
On October 1, 2015, we completed the Wright/Tornier merger. Immediately upon completion of the merger, legacy Wright shareholders owned approximately 52% of the combined company and legacy Tornier shareholders owned approximately 48% of the combined company. Effective upon completion of the merger, we have operated under the leadership of the legacy Wright management team and our board of directors was comprised of five representatives from legacy Wright’s board of directors and five representatives from legacy Tornier’s board of directors. Because of these and other facts and circumstances, the merger has been accounted for as a “reverse acquisition” under US GAAP. As such, legacy Wright is considered the acquiring entity for accounting purposes; and therefore, legacy Wright’s historical results of operations replaced legacy Tornier’s historical results of operations for all periods prior to the merger. As part of the merger, each legacy Wright share was converted into the right to receive 1.0309 ordinary shares of the combined company. The Wright/Tornier merger added legacy Tornier’s complementary extremities product portfolio to further accelerate growth opportunities in our global extremities business. The results of operations of both companies are included in our consolidated financial statements for all periods after completion of the merger.
The acquired business contributed net sales of $78.2 million and $155.4 million and operating loss of $4.4 million and $9.8 million to our consolidated results of operations for the three and six months ended June 26, 2016, respectively.
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

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The following presents the preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed on October 1, 2015 (in thousands):

Cash and cash equivalents	$30,117
Accounts receivable	64,005
Inventories	139,377
Other current assets	9,256
Property, plant and equipment, net	123,099
Intangible assets, net	213,600
Deferred income taxes	1,399
Other assets	8,658
Total assets acquired	589,511
Current liabilities	(104,623)
Long-term debt	(79,554)
Deferred income taxes	(36,544)
Other non-current liabilities	(8,434)
Total liabilities assumed	(229,155)
Net assets acquired	360,356

Goodwill	673,879

Total preliminary purchase consideration	$1,034,235
Any changes in the estimated fair values of the net assets recorded for this business combination upon the finalization of more detailed analyses of the facts and circumstances that existed at the date of the transaction will change the allocation of the purchase price. Any subsequent changes to the purchase allocation during the measurement period that are material will be recorded in the reporting period in which the adjustment amounts are determined in accordance with ASU 2015-16. The amounts recorded for acquired working capital and certain tax liabilities are preliminary.
During the three months ended March 27, 2016, we revised the opening balances of current liabilities and goodwill acquired as part of the Wright/Tornier merger by $0.6 million.
During the three months ended June 26, 2016, we revised the opening balances of intangible assets, accounts receivable, inventories, current liabilities, and goodwill acquired as part of the Wright/Tornier merger based on new information that existed as of the acquisition date. As a result of the completion of the valuation of acquired intangible assets by our third-party valuation firm, we increased the opening balance of intangible assets acquired by $9.4 million, with a corresponding decrease to goodwill. This allocation adjustment resulted in an increase to amortization expense of $0.3 million for the six months ended June 26, 2016, of which $0.1 million related to each of the previous two quarters. We also revised the opening balance of acquired working capital accounts by a net decrease of $0.5 million, with a corresponding increase to goodwill.
The acquisition was recorded by allocating the costs of the net assets acquired based on their estimated fair values at the acquisition date. Trade receivables and payables, as well as certain other current and non-current assets and liabilities, were valued at the existing carrying values as they represented the fair value of those items at the acquisition date, based on management’s judgments and estimates. Trade receivables included gross contractual amounts of $73.9 million and our best estimate of $9.9 million which represents contractual cash flows not expected to be collected at the acquisition date.
Inventory was recorded at estimated selling price less costs of disposal and a reasonable selling profit. The resulting inventory step-up adjustment is being recognized in cost of sales as the related inventory is sold. The fair value of property, plant and equipment utilized a combination of the cost and market approaches, depending on the characteristics of the asset classification.
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

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Of the $213.6 million of acquired intangible assets, $99.9 million was assigned to customer relationships (20 year life), $89.5 million was assigned to developed technology (10 year life), $15.9 million was assigned to in-process research and development, and $8.3 million was assigned to trade names (2.6 year life).
The excess of the cost of the acquisition over the fair value of the net assets acquired is recorded as goodwill. The goodwill is primarily attributable to strategic opportunities that arose from the acquisition of Tornier. The goodwill is not expected to be deductible for tax purposes.
The assets acquired in connection with the acquisition of Tornier and included in the above preliminary allocation of the purchase consideration include, among other assets, assets associated with legacy Tornier's Large Joints business. As described in more detail in Note 4, on July 11, 2016, we announced the receipt of a binding offer under which Corin provided us a binding promise to purchase substantially all of the assets related to the Large Joints business for approximately €29.7 million in cash, less €8.6 million for net working capital associated with the Large Joints business that will not transfer to Corin upon closing, subject to working capital adjustments and on the terms set forth in the binding offer.
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

	Three months ended		Six months ended
	June 26, 2016	June 30, 2015	June 26, 2016	June 30, 2015
Net sales	$170,716	$150,206	$340,007	$300,183
Net loss from continuing operations	(31,644)	(60,923)	(67,180)	(128,274)
The pro forma net loss for the three and six months ended June 30, 2015 includes approximately $1.0 million and $3.5 million, respectively, of non-recurring merger-related transaction expenses.
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

4. Discontinued Operations
Large Joints Business
During the second quarter of 2016, the Board of Directors approved a plan to divest the Large Joints business, representing substantially all of our Large Joints reportable segment. On July 11, 2016, we announced the receipt of a binding offer under which Corin provided us a binding promise to purchase substantially all of the assets related to the Large Joints business for approximately €29.7 million in cash, less €8.6 million for net working capital associated with the Large Joints business that will not transfer to Corin upon closing, subject to working capital adjustments and on the terms set forth in the binding offer. Subject to the terms and conditions of the binding offer, including a consultation process with our employee works council and health and safety committee in France and the issuance or deemed issuance of the opinions of the works council and health and safety committee, we would be able to accept the binding offer and the parties would thereafter execute a business sale agreement, transitional services agreement

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

and supply agreement, among other ancillary agreements required to implement the transaction. These agreements are on arm’s length terms and are not expected to be material. The transaction is expected to close by the end of the third quarter or early in the fourth quarter of 2016, subject to customary closing conditions.
We determined that the Large Joints business meets the criteria for classification as discontinued operations. All historical operating results for the Large Joints business, including costs associated with corporate employees and infrastructure to be transferred as a part of the sale, are reflected within discontinued operations in the condensed consolidated statements of operations. Further, all assets and associated liabilities to be transferred to Corin were classified as assets and liabilities held for sale in our condensed consolidated balance sheets for all periods presented. We recognized an impairment loss on assets held for sale of $21.9 million, before the effect of income taxes, in the second quarter of 2016, based on the difference between the net carrying value of the assets and liabilities held for sale and the purchase price, less estimated adjustments and costs to sell. This loss was recorded within Net loss from discontinued operations in the accompanying condensed consolidated statements of operations.
All current operating results for the Large Joints business are reflected within discontinued operations in the condensed consolidated financial statements. As the Large Joints business was obtained as a result of the Wright/Tornier merger on October 1, 2015, the historical periods presented are not affected. The following table summarizes the results of discontinued operations for the Large Joints business (in thousands, except per share data):

	Three months ended	Six months ended
	June 26, 2016	June 26, 2016
Net sales	$10,164	$21,900
Cost of sales	5,711	11,360
Selling, general and administrative	6,008	10,172
Other	627	1,234
Loss from discontinued operations before income taxes	(2,182)	(866)
Impairment loss on assets held for sale, before income taxes	(21,876)	(21,876)
Total loss from discontinued operations before income taxes	(24,058)	(22,742)
Benefit for income taxes	(5,175)	(4,770)
Total loss from discontinued operations, net of tax	$(18,883)	$(17,972)
Net loss from discontinued operations per share (Note 12):
Basic	$(0.18)	$(0.18)
Diluted	$(0.18)	$(0.18)

Weighted-average number of ordinary shares outstanding-basic	102,785	102,745
Weighted-average number of ordinary shares outstanding-diluted	102,785	102,745
___________________________

[1]	The prior period weighted-average shares outstanding and net loss per share amounts were converted to meet post-merger valuations as described within Note 12.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The following table summarizes the assets and liabilities held for sale (in thousands):

	June 26, 2016	December 27, 2015
Assets:
Inventories, net	$15,536	$18,408
Prepaid expenses	80	79
Property, plant & equipment, net	15,057	16,513
Goodwill	8,353	9,355
Intangible assets, net	6,155	5,815
Impairment loss on assets held for sale	(21,876)	—
Total assets held for sale	$23,305	$50,170

Liabilities:
Other current liabilities	$1,799	$2,692
Total liabilities held for sale	$1,799	$2,692
Cash provided by operating activities from the Large Joints business totaled $4.1 million for the six months ended June 26, 2016.

OrthoRecon Business
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
All current and historical operating results for the OrthoRecon business are reflected within discontinued operations in the condensed consolidated financial statements. The following table summarizes the results of discontinued operations for the OrthoRecon business (in thousands, except per share data):

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Three months ended		Six months ended
	June 26, 2016	June 30, 2015	June 26, 2016	June 30, 2015
Net sales	$—	$—	$—	$—
Selling, general and administrative	168,446	7,009	177,163	10,509
Loss from discontinued operations before income taxes	(168,446)	(7,009)	(177,163)	(10,509)
Provision for income taxes	—	—	—	—
Total loss from discontinued operations, net of tax	$(168,446)	$(7,009)	$(177,163)	$(10,509)
Net loss from discontinued operations per share (Note 12):
Basic	$(1.64)	$(0.13)	$(1.72)	$(0.20)
Diluted	$(1.64)	$(0.13)	$(1.72)	$(0.20)

Weighted-average number of ordinary shares outstanding-basic [1]	102,785	52,631	102,745	52,535
Weighted-average number of ordinary shares outstanding-diluted [1]	102,785	52,631	102,745	52,535
___________________________

[1]	The prior period weighted-average shares outstanding and net loss per share amounts were converted to meet post-merger valuations as described within Note 12.
Certain liabilities associated with the OrthoRecon business, including product liability claims associated with hip and knee products sold prior to the closing, were not assumed by MicroPort. Charges associated with these product liability claims, including legal defense, settlements and judgments, income associated with product liability insurance recoveries, and changes to any contingent liabilities associated with the OrthoRecon business have been reflected within results of discontinued operations, and we will continue to reflect these within results of discontinued operations in future periods. During the second quarter of 2016, we recognized a $150 million charge within discontinued operations related to the retained metal-on-metal product liability claims associated with the OrthoRecon business (see Note 13 for additional discussion).
We will incur continuing cash outflows associated with legal defense costs and the ultimate resolution of these contingent liabilities, net of insurance proceeds, until these liabilities are resolved. Cash used in operating activities from the OrthoRecon business totaled $15.8 million and $8.8 million for the six months ended June 26, 2016 and June 30, 2015, respectively.

5. Inventories
Inventories consist of the following (in thousands):

	June 26, 2016	December 27, 2015
Raw materials	$17,050	$18,057
Work-in-process	26,491	27,946
Finished goods	139,454	164,698
	$182,995	$210,701

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

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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

2021 Conversion Derivative and Notes Hedging
On May 20, 2016, we issued $395 million aggregate principal amount of 2.25% cash convertible senior notes due 2021 (the 2021 Notes). See Note 9 of the condensed consolidated financial statements for additional information regarding the 2021 Notes. The 2021 Notes have a conversion derivative feature (2021 Notes Conversion Derivative) that requires bifurcation from the 2021 Notes in accordance with ASC Topic 815, and is accounted for as a derivative liability. The fair value of the 2021 Notes Conversion Derivative at the time of issuance of the 2021 Notes was $117.2 million.
In connection with the issuance of the 2021 Notes, we entered into hedges (2021 Notes Hedges) with two option counterparties. The 2021 Notes Hedges, which are cash-settled, are generally intended to reduce our exposure to potential cash payments that we are required to make upon conversion of the 2021 Notes in excess of the principal amount of converted notes if our ordinary share price exceeds the conversion price. The aggregate cost of the 2021 Notes Hedges was $99.8 million and is accounted for as a derivative asset in accordance with ASC Topic 815. However, in connection with certain events, these option counterparties have the discretion to make certain adjustments to the 2021 Note Hedges, which may reduce the effectiveness of the 2021 Note Hedges.
The following table summarizes the fair value and the presentation in the condensed consolidated balance sheet (in thousands) of the 2021 Notes Hedges and 2021 Notes Conversion Derivative:

	Location on condensed consolidated balance sheet	June 26, 2016	December 27, 2015
2021 Notes Hedges	Other assets	$84,306	$—
2021 Notes Conversion Derivative	Other liabilities	$86,427	$—
The 2021 Notes Hedges and the 2021 Notes Conversion Derivative are measured at fair value using Level 3 inputs. These instruments are not actively traded and are valued using an option pricing model that uses observable and unobservable market data for inputs.
Neither the 2021 Notes Conversion Derivative nor the 2021 Notes Hedges qualify for hedge accounting; thus, any change in the fair value of the derivatives is recognized immediately in the condensed consolidated statements of operations. The following table summarizes the gain/(loss) on changes in fair value (in thousands) related to the 2021 Notes Hedges and 2021 Notes Conversion Derivative:

	Three months ended		Six months ended
	June 26, 2016	June 30, 2015	June 26, 2016	June 30, 2015

2021 Notes Hedges	$(15,511)	$—	$(15,511)	$—
2021 Notes Conversion Derivative	30,797	—	30,797	—
Net gain on changes in fair value	$15,286	$—	$15,286	$—
2020 Conversion Derivative and Notes Hedging
On February 13, 2015, WMG issued $632.5 million aggregate principal amount of 2.00% cash convertible senior notes due 2020 (the 2020 Notes). See Note 9 of the condensed consolidated financial statements for additional information regarding the 2020 Notes. The 2020 Notes have a conversion derivative feature (2020 Notes Conversion Derivative) that requires bifurcation from the 2020 Notes in accordance with ASC Topic 815, and is accounted for as a derivative liability. The fair value of the 2020 Notes Conversion Derivative at the time of issuance of the 2020 Notes was $149.8 million.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

In connection with the issuance of the 2020 Notes, WMG entered into hedges (2020 Notes Hedges) with three option counterparties. The 2020 Notes Hedges, which are cash-settled, are generally intended to reduce WMG's exposure to potential cash payments that WMG is required to make upon conversion of the 2020 Notes in excess of the principal amount of converted notes if our ordinary share price exceeds the conversion price. The aggregate cost of the 2020 Notes Hedges was $144.8 million and is accounted for as a derivative asset in accordance with ASC Topic 815. However, in connection with certain events, these option counterparties have the discretion to make certain adjustments to the 2020 Note Hedges, which may reduce the effectiveness of the 2020 Note Hedges.
Concurrently with the issuance and sale of the 2021 Notes, certain holders of the 2020 Notes exchanged approximately $45 million aggregate principal amount of 2020 Notes (including the 2020 Notes Conversion Derivative) for the 2021 Notes. For each $1,000 principal amount of 2020 Notes validly submitted for exchange, we delivered $990 principal amount of the 2021 Notes (subject, in each case, to rounding down to the nearest $1,000 principal amount of the 2021 Notes, the difference being referred as the rounded amount) to the investor plus an amount of cash equal to the unpaid interest on the 2020 Notes and the rounded amount at an aggregate cost of approximately $44.6 million. We settled the associated portion of the 2020 Notes Conversion Derivative at a benefit of approximately $0.4 million and satisfied the accrued interest, which was not material.
In addition, during the three months ended June 26, 2016, we settled a portion of the 2020 Notes Hedges (receiving $3.9 million) and repurchased a portion of the warrants associated with the 2020 Notes (paying $3.3 million), generating net proceeds of approximately $0.6 million.
The following table summarizes the fair value and the presentation in the condensed consolidated balance sheet (in thousands) of the 2020 Notes Hedges and 2020 Notes Conversion Derivative:

	Location on condensed consolidated balance sheet	June 26, 2016	December 27, 2015
2020 Notes Hedges	Other assets	$33,421	$127,758
2020 Notes Conversion Derivative	Other liabilities	$39,435	$129,107
The 2020 Notes Hedges and the 2020 Notes Conversion Derivative are measured at fair value using Level 3 inputs. These instruments are not actively traded and are valued using an option pricing model that uses observable and unobservable market data for inputs.
Neither the 2020 Notes Conversion Derivative nor the 2020 Notes Hedges qualify for hedge accounting; thus, any change in the fair value of the derivatives is recognized immediately in the condensed consolidated statements of operations. The following table summarizes the (loss)/gain on changes in fair value (in thousands) related to the 2020 Notes Hedges and 2020 Notes Conversion Derivative:

	Three months ended		Six months ended
	June 26, 2016	June 30, 2015	June 26, 2016	June 30, 2015

2020 Notes Hedges	$(28,308)	$(11,822)	$(90,445)	$(21,105)
2020 Notes Conversion Derivative	28,238	11,376	90,122	24,412
Net (loss) gain on changes in fair value	$(70)	$(446)	$(323)	$3,307
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
In connection with the issuance of the 2017 Notes, WMG entered into hedges (2017 Notes Hedges) with three option counterparties. The aggregate cost of the 2017 Notes Hedges was $56.2 million and was accounted for as a derivative asset in accordance with ASC Topic 815.
In connection with the issuance of the 2020 Notes, WMG used approximately $292 million of the 2020 Notes' net proceeds to repurchase and extinguish approximately $240 million aggregate principal amount of the 2017 Notes, settle the associated portion of the 2017 Notes Conversion Derivative at a cost of approximately $49 million, and satisfy the accrued interest of $2.4 million.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

WMG also settled all of the 2017 Notes Hedges (receiving $70 million) and repurchased all of the warrants associated with the 2017 Notes (paying $60 million), generating net proceeds of approximately $10 million.
Concurrently with the issuance and sale of the 2021 Notes, certain holders of the 2017 Notes exchanged approximately $54.4 million aggregate principal amount of 2017 Notes (including the 2017 Notes Conversion Derivative) for the 2021 Notes. For each $1,000 principal amount of 2017 Notes validly submitted for exchange, we delivered $1,035.40 principal amount of the 2021 Notes (subject, in each case, to rounding down to the nearest $1,000 principal amount of the 2021 Notes, the difference being referred as the rounded amount) to the investor plus an amount of cash equal to the unpaid interest on the 2017 Notes and the rounded amount at a cost of approximately $56.3 million. We settled the associated portion of the 2017 Notes Conversion Derivative at a cost of approximately $1.9 million and satisfied the accrued interest, which was not material.
In addition, during the three months ended June 26, 2016, we repurchased and extinguished an additional $3.6 million aggregate principal amount of the 2017 Notes in privately negotiated transactions and settled the associated portion of the 2017 Notes Conversion Derivative at a cost of approximately $0.1 million, and satisfied the accrued interest, which was not material.
The following table summarizes the fair value and the presentation in the condensed consolidated balance sheet (in thousands) of the 2017 Notes Conversion Derivative:

	Location on condensed consolidated balance sheet	June 26, 2016	December 27, 2015
2017 Notes Conversion Derivative	Other liabilities	$61	$10,440
The 2017 Notes Conversion Derivative is measured at fair value using Level 3 inputs. This instrument is not actively traded and is valued using an option pricing model that uses observable and unobservable market data for inputs.
Neither the 2017 Notes Conversion Derivative nor the 2017 Notes Hedges qualify for hedge accounting; thus, any change in the fair value of the derivatives is recognized immediately in the condensed consolidated statements of operations. The following table summarizes the gain/(loss) on changes in fair value (in thousands) related to the 2017 Notes Hedges and 2017 Notes Conversion Derivative:

	Three months ended		Six months ended
	June 26, 2016	June 30, 2015	June 26, 2016	June 30, 2015

2017 Notes Hedges	$—	$—	$—	$(10,236)
2017 Notes Conversion Derivative	1,416	881	8,310	14,298
Net gain on changes in fair value	$1,416	$881	$8,310	$4,062
To determine the fair value of the embedded conversion option in the 2017, 2020, and 2021 Notes Conversion Derivatives, a trinomial lattice model was used. A trinomial stock price lattice generates three possible outcomes of stock price - one up, one down, and one stable. This lattice generates a distribution of stock prices at the maturity date and throughout the life of the 2017, 2020, and 2021 Notes. Using this stock price lattice, a convertible note lattice was created where the value of the embedded conversion option was estimated by comparing the value produced in a convertible note lattice with the option to convert against the value without the ability to convert. In each case, the convertible note lattice first calculates the possible convertible note values at the maturity date, using the distribution of stock prices, which equals to the maximum of (x) the remaining bond cash flows and (y) stock price times the conversion price. The values of the 2017, 2020, and 2021 Notes Conversion Derivatives at the valuation date were estimated using the values at the maturity date and moving back in time on the lattices (both for the lattice with the conversion option and without the conversion option). Specifically, at each node, if the 2017, 2020, or 2021 Notes are eligible for early conversion, the value at this node is the maximum of (i) converting to stock, which is the stock price times the conversion price, and (ii) holding onto the 2017, 2020, and 2021 Notes, which is the discounted and probability-weighted value from the three possible outcomes at the future nodes plus any accrued but unpaid coupons that are not considered at the future nodes. If the 2017, 2020, or 2021 Notes are not eligible for early conversion, the value of the conversion option at this node equals to (ii). In the lattice, a credit adjustment was applied to the discount for each cash flow in the model as the embedded conversion option, as well as the coupon and notional payments, is settled with cash instead of shares.
To estimate the fair value of the 2020 and 2021 Notes Hedges, we used the Black-Scholes formula combined with credit adjustments, as the option counterparties have credit risk and the call options are cash settled. We assumed that the call options will be exercised at the maturity since our ordinary shares do not pay any dividends and management does not expect to declare dividends in the near term.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The following assumptions were used in the fair market valuations of the 2017 Notes Conversion Derivative, 2020 Notes Conversion Derivative, 2021 Notes Conversion Derivative, 2020 Notes Hedge, and 2021 Notes Hedge as of June 26, 2016:

	2017 Notes Conversion Derivative	2020 Notes Conversion Derivative	2020 Notes Hedge	2021 Notes Conversion Derivative	2021 Notes Hedge
Stock Price Volatility (1)	38.91%	38.91%	38.91%	38.91%	38.91%
Credit Spread for Wright (2)	6.79%	6.31%	N/A	6.03%	N/A
Credit Spread for Deutsche Bank AG (3)	N/A	N/A	2.03%	N/A	N/A
Credit Spread for Wells Fargo Securities, LLC (3)	N/A	N/A	0.54%	N/A	N/A
Credit Spread for JPMorgan Chase Bank (3)	N/A	N/A	0.58%	N/A	0.75%
Credit Spread for Bank of America (3)	N/A	N/A	N/A	N/A	1.04%

(1)	Volatility selected based on historical and implied volatility of ordinary shares of Wright Medical Group N.V.

(2)	Credit spread implied from traded price.

(3)	Credit spread of each bank is estimated using CDS curves. Source: Bloomberg.
Derivatives not Designated as Hedging Instruments
We employ a derivative program using foreign currency forward contracts to mitigate the risk of currency fluctuations on our intercompany receivable and payable balances that are denominated in foreign currencies. These forward contracts are expected to offset the transactional gains and losses on the related intercompany balances. These forward contracts are not designated as hedging instruments under FASB ASC Topic 815. Accordingly, the changes in the fair value and the settlement of the contracts are recognized in the period incurred in the accompanying condensed consolidated statements of operations. At June 26, 2016 and December 27, 2015, we had $0.4 million and $3.6 million in foreign currency contracts outstanding, respectively.
As part of the acquisition of WG Healthcare on January 7, 2013, we may be obligated to pay contingent consideration upon the achievement of certain revenue milestones; therefore, we have recorded the estimated fair value of future contingent consideration of approximately $0.6 million as of June 26, 2016 and December 27, 2015.
As part of the acquired sales and distribution business of Surgical Specialties Australia Pty. Ltd in 2015, we have recorded contingent consideration of approximately $1.7 million as of June 26, 2016 and $1.5 million as of December 27, 2015.
The fair value of the contingent consideration as of June 26, 2016 and December 27, 2015 was determined using a discounted cash flow model and probability adjusted estimates of the future earnings and is classified in Level 3. Changes in the fair value of contingent consideration are recorded in “Other income, net” in our condensed consolidated statements of operations.
On March 1, 2013, as part of the acquisition of BioMimetic Therapeutics, Inc. (BioMimetic), we issued Contingent Value Rights (CVRs) as part of the merger consideration. Each CVR entitles its holder to receive additional cash payments of up to $6.50 per share, which are payable upon receipt of FDA approval of AUGMENT® Bone Graft and upon achieving certain revenue milestones. On September 1, 2015, AUGMENT® Bone Graft received FDA approval and the first of the milestone payments associated with the CVRs was paid out at $3.50 per share, which totaled $98.1 million. The fair value of the CVRs outstanding at June 26, 2016 and December 27, 2015 was $35 million and $28 million, respectively, and was determined using the closing price of the security in the active market (Level 1). For the three and six months ended June 26, 2016, the change in the value of the CVRs resulted in expense of $1.4 million and $6.7 million, respectively, which was recorded in “Other income, net” in the condensed consolidated statements of operations. For the three and six months ended June 30, 2015, the change in the value of the CVRs resulted in income of $8.4 million and $21.9 million, respectively, which was recorded in “Other income, net” in the condensed consolidated statements of operations.
The carrying value of cash and cash equivalents, accounts receivable, and accounts payable approximates the fair value of these financial instruments at June 26, 2016 and December 27, 2015 due to their short maturities and variable rates.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The following table summarizes the valuation of our financial instruments (in thousands):

	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At June 26, 2016
Assets
Cash and cash equivalents	$326,251	$326,251	$—	$—
2020 Notes Hedges	33,421	—	—	33,421
2021 Notes Hedges	84,306	—	—	84,306
Total	$443,978	$326,251	$—	$117,727

Liabilities
2017 Notes Conversion Derivative	$61	$—	$—	$61
2020 Notes Conversion Derivative	39,435	—	—	39,435
2021 Notes Conversion Derivative	86,427	—	—	86,427
Contingent consideration	2,526	—	—	2,526
Contingent consideration (CVRs)	35,037	35,037	—	—
Total	$163,486	$35,037	$—	$128,449

	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At December 27, 2015
Assets
Cash and cash equivalents	$139,804	$139,804	$—	$—
2020 Notes Hedges	127,758	—	—	127,758
Total	$267,562	$139,804	$—	$127,758

Liabilities
2017 Notes Conversion Derivative	$10,440	$—	$—	$10,440
2020 Notes Conversion Derivative	129,107	—	—	129,107
Contingent consideration	2,340	—	—	2,340
Contingent consideration (CVRs)	28,310	28,310	—	—
Total	$170,197	$28,310	$—	$141,887
The following is a roll forward of our assets and liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3):

	Balance at December 27, 2015	Additions	Transfers into Level 3	Gain/(Loss) included in Earnings	Settlements	Currency	Balance at June 26, 2016

2017 Notes Conversion Derivative	$(10,440)	$—	$—	$8,310	$2,069	$—	$(61)
2020 Notes Hedges	127,758	—	—	(90,445)	(3,892)	—	33,421
2020 Notes Conversion Derivative	(129,107)	—	—	90,122	(450)	—	(39,435)
2021 Notes Hedges	—	99,817	—	(15,511)	—	—	84,306
2021 Notes Conversion Derivative	—	(117,224)	—	30,797	—	—	(86,427)
Contingent consideration	(2,340)	—	—	(530)	297	47	(2,526)

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

7. Property, Plant and Equipment
Property, plant and equipment, net consists of the following (in thousands):

	June 26, 2016	December 27, 2015
Property, plant and equipment, at cost	$348,858	$331,416
Less: Accumulated depreciation	(132,817)	(107,160)
	$216,041	$224,256

8. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill occurring during the quarter ended June 26, 2016, are as follows (in thousands):

	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Total
Goodwill at December 27, 2015	$221,327	$555,312	$90,350	$866,989
Goodwill adjustment associated with Wright/Tornier merger	(2,261)	5,085	(9,925)	(7,101)
Foreign currency translation	—	—	1,850	1,850
Goodwill at June 26, 2016	$219,066	$560,397	$82,275	$861,738
During the first half of 2016, we revised opening balance accounts receivable, inventory, intangible assets, and liabilities acquired as part of the Wright/Tornier merger, which resulted in a $7.1 million decrease in the preliminary value of goodwill determined as of December 27, 2015. See Note 3 for additional discussion of these adjustments.
During the first quarter of 2016, our management, including our chief executive officer, who is our chief operating decision maker, began managing our operations as four operating segments: U.S. Lower Extremities & Biologics, U.S. Upper Extremities, International Extremities & Biologics, and Large Joints, based on our chief executive officer's review of financial information at the operating segment level to allocate resources and to assess the operating results and financial performance of each segment. Management's change to the way it monitors performance, aligns strategies, and allocates resources resulted in a change in our reportable segments (see Note 14). We have determined that each reportable segment represents a reporting unit and, in accordance with ASC 350, requires an allocation of goodwill to each reporting unit.  We allocated $219 million, $560 million, and $82 million of goodwill to the U.S. Lower Extremities & Biologics, U.S. Upper Extremities, and International Extremities & Biologics reportable segments, respectively. As a result of the approved plan to divest the Large Joints business, the $8.4 million balance of goodwill which was allocated to the Large Joints reportable segment has been reclassified to assets held for sale.
The change in segment reporting also required an interim review of potential goodwill impairment which we performed as of February 2016, the segment reorganization date. Upon completion of this analysis, we determined that the fair value of our reporting units, determined primarily by an income approach using projected cash flows, exceeded their carrying values; therefore, no goodwill was impaired.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The components of our identifiable intangible assets, net are as follows (in thousands):

	June 26, 2016		December 27, 2015
	Cost	Accumulated amortization	Cost	Accumulated amortization
Indefinite life intangibles:
In process research and development (IPRD) technology	$15,310		$15,290
Total indefinite life intangibles	15,310		15,290

Finite life intangibles:
Distribution channels	900	$231	250	$219
Completed technology	124,032	20,800	122,604	14,828
Licenses	4,868	911	4,868	703
Customer relationships	125,616	11,605	115,457	7,918
Trademarks	14,078	5,139	14,440	3,393
Non-compete agreements	11,903	4,851	7,521	2,917
Other	538	156	527	51
Total finite life intangibles	281,935	$43,693	265,667	$30,029

Total intangibles	297,245		280,957
Less: Accumulated amortization	(43,693)		(30,029)
Intangible assets, net	$253,552		$250,928
Based on the total finite life intangible assets held at June 26, 2016, we expect amortization expense of approximately $28.6 million in 2016, $26.5 million in 2017, $21.5 million in 2018, $19.8 million in 2019, and $19.1 million in 2020.

9. Long-Term Debt and Capital Lease Obligations
Long-term debt and capital lease obligations consist of the following (in thousands):

	June 26, 2016	December 27, 2015
Capital lease obligations	$14,547	$13,763

2021 Notes	271,905	—
2020 Notes [1]	467,989	489,006
2017 Notes [1]	1,928	55,865

Mortgages/other	3,126	2,740
Shareholder debt	1,975	1,998
	761,470	563,372
Less: current portion	(2,009)	(2,171)
	$759,461	$561,201

[1]	The prior period debt issuance costs were reclassified to account for adoption of ASU 2015-03 and ASU 2015-15 (See Note 2).
2021 Notes
On May 20, 2016, we issued $395 million aggregate principal amount of the 2021 Notes pursuant to an indenture, dated as of May 20, 2016, between us and The Bank of New York Mellon Trust Company, N.A., as trustee. The 2021 Notes will pay interest at an annual rate of 2.25% semi-annually in arrears on each May 15 and November 15, beginning on November 15, 2016, and will mature on November 15, 2021 unless earlier converted or repurchased. The 2021 Notes are convertible, subject to certain conditions, solely into cash. The initial conversion rate for the 2021 Notes will be 46.8165 ordinary shares (subject to adjustment

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

as provided in the indenture) per $1,000 principal amount of the 2021 Notes (subject to, and in accordance with, the settlement provisions of the indenture), which is equal to an initial conversion price of approximately $21.36 per ordinary share. We may not redeem the 2021 Notes prior to the maturity date, and no “sinking fund” is available for the 2021 Notes, which means that we are not required to redeem or retire the 2021 Notes periodically.
The holders of the 2021 Notes may convert their 2021 Notes at any time prior to May 15, 2021 solely into cash, in multiples of $1,000 principal amount, upon satisfaction of one or more of the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2016 (and only during such calendar quarter), if the last reported sale price of our ordinary shares for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of 2021 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our ordinary shares and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On or after May 15, 2021 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2021 Notes solely into cash, regardless of the foregoing circumstances. Upon conversion, a holder will receive an amount in cash, per $1,000 principal amount of the 2021 Notes, equal to the settlement amount as calculated under the indenture relating to the 2021 Notes. If we undergo a fundamental change, as defined in the indenture relating to the 2021 Notes, subject to certain conditions, holders of the 2021 Notes will have the option to require us to repurchase for cash all or a portion of their 2021 Notes at a repurchase price equal to 100% of the principal amount of the 2021 Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date, as defined in the indenture relating to the 2021 Notes. In addition, following certain corporate transactions, we, under certain circumstances, will increase the applicable conversion rate for a holder that elects to convert its 2021 Notes in connection with such corporate transaction. The 2021 Notes are senior unsecured obligations that rank: (i) senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the 2021 Notes; (ii) equal in right of payment to any of our unsecured indebtedness that is not so subordinated; (iii) effectively junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and (iv) structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries. As a result of this transaction, we recorded deferred financing charges of approximately $7.3 million, which are being amortized over the term of the 2021 Notes using the effective interest method.
The 2021 Notes Conversion Derivative requires bifurcation from the 2021 Notes in accordance with ASC Topic 815, Derivatives and Hedging, and is accounted for as a derivative liability. See Note 6 for additional information regarding the 2021 Notes Conversion Derivative. The fair value of the 2021 Notes Conversion Derivative at the time of issuance of the 2021 Notes was $117.2 million and was recorded as original debt discount for purposes of accounting for the debt component of the 2021 Notes. This discount is amortized as interest expense using the effective interest method over the term of the 2021 Notes. For the three months ended June 26, 2016, we recorded $1.4 million of interest expense related to the amortization of the debt discount based upon an effective rate of 9.72%.
The components of the 2021 Notes were as follows (in thousands):

	June 26, 2016	December 27, 2015
Principal amount of 2021 Notes	$395,000	$—
Unamortized debt discount	(115,860)	—
Unamortized debt issuance costs	(7,235)	—
Net carrying amount of 2021 Notes	$271,905	$—
The estimated fair value of the 2021 Notes was approximately $397 million at June 26, 2016, based on a quoted price in an active market (Level 1).
We entered into 2021 Notes Hedges in connection with the issuance of the 2021 Notes with two counterparties. The 2021 Notes Hedges, which are cash-settled, are generally intended to reduce our exposure to potential cash payments that we would be required to make if holders elect to convert the 2021 Notes at a time when our ordinary share price exceeds the conversion price. However, in connection with certain events, including, among others, (i) a merger or other make-whole fundamental change (as defined in the 2021 Notes indenture), (ii) certain hedging disruption events, which may include changes in tax laws, an increase in the cost of borrowing our ordinary shares in the market or other material increases in the cost to the option counterparties of hedging the 2021 Note Hedges, (iii) our failure to perform certain obligations under the 2021 Notes indenture or under the 2021 Notes Hedges, (iv) certain payment defaults on our existing indebtedness in excess of $25 million or (v) if we or any of our significant subsidiaries

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

become insolvent or otherwise becomes subject to bankruptcy proceedings, the option counterparties have the discretion to terminate the 2021 Notes Hedges, which may reduce the effectiveness of the 2021 Notes Hedges. In addition, the option counterparties have broad discretion to make certain adjustments to the 2021 Notes Hedges and warrant transactions upon the occurrence of certain other events, including, among others, (i) any adjustment to the conversion rate of the 2021 Notes, or (ii) upon the announcement of certain significant corporate events, including events that may give rise to a termination event as described above, such as the announcement of a third-party tender offer. Any such adjustment may also reduce the effectiveness of the 2021 Note Hedges. The aggregate cost of the 2021 Notes Hedges was $99.8 million and is accounted for as a derivative asset in accordance with ASC Topic 815. See Note 6 of the condensed consolidated financial statements for additional information regarding the 2021 Notes Hedges and the 2021 Notes Conversion Derivative.
We also entered into warrant transactions in which we sold warrants for an aggregate of 18.5 million ordinary shares to the two option counterparties, subject to adjustment, for an aggregate of $54.6 million. The strike price of the warrants is $30.00 per share, which was 69% above the last reported sale price of our ordinary shares on May 12, 2016. The warrants are expected to be net-share settled and exercisable over the 100 trading day period beginning on February 15, 2022. The warrant transactions will have a dilutive effect on our ordinary shares to the extent that the market value per ordinary share during such period exceeds the applicable strike price of the warrants. However, in connection with certain events, these option counterparties have the discretion to make certain adjustments to warrant transactions, which may increase our obligations under the warrant transactions.
Aside from the initial payment of the $99.8 million premium in the aggregate to the two option counterparties and subject to the right of the option counterparties to terminate the 2021 Notes Hedges in certain circumstances, we do not expect to be required to make any cash payments to the option counterparties under the 2021 Notes Hedges and expect to be entitled to receive from the option counterparties cash, generally equal to the amount by which the market price per ordinary share exceeds the strike price of the convertible note hedging transactions during the relevant valuation period. The strike price under the 2021 Notes Hedges is initially equal to the conversion price of the 2021 Notes. However, in connection with certain events, these option counterparties have the discretion to make certain adjustments to the 2021 Note Hedges, which may reduce the effectiveness of the 2021 Note Hedges. Additionally, if the market value per ordinary share exceeds the strike price on any settlement date under the warrant transaction, we will generally be obligated to issue to the option counterparties in the aggregate a number of shares equal in value to one percent of the amount by which the then-current market value of one ordinary share exceeds the then-effective strike price of each warrant, multiplied by the number of ordinary shares into which the 2021 Notes are initially convertible. We will not receive any additional proceeds if warrants are exercised.
As described in more detail below, concurrently with the issuance and sale of the 2021 Notes, certain holders of the 2017 Notes and the 2020 Notes exchanged their 2017 Notes or 2020 Notes for the 2021 Notes.
2020 Notes
On February 13, 2015, WMG issued $632.5 million aggregate principal amount of the 2020 Notes pursuant to an indenture, dated as of February 13, 2015 between WMG and The Bank of New York Mellon Trust Company, N.A., as trustee. The 2020 Notes require interest to be paid semi-annually on each February 15 and August 15 at an annual rate of 2.00%, and mature on February 15, 2020 unless earlier converted or repurchased. The 2020 Notes are convertible at the option of the holder, during certain periods and subject to certain conditions described below, solely into cash at an initial conversion rate of 32.3939 shares of WMG common stock per $1,000 principal amount of the 2020 Notes, subject to adjustment upon the occurrence of certain events, which represents an initial conversion price of approximately $30.87 per share of WMG common stock. On November 24, 2015, Wright Medical Group N.V. executed a supplemental indenture, fully and unconditionally guaranteeing, on a senior unsecured basis, WMG’s obligations relating to the 2020 Notes, changing the underlying reference securities from WMG common stock to Wright Medical Group N.V. ordinary shares and making a corresponding adjustment to the conversion price. From and after the effective time of the Wright/Tornier merger, (i) all calculations and other determinations with respect to the 2020 Notes previously based on references to WMG common stock are calculated or determined by reference to our ordinary shares, and (ii) the conversion rate (as defined in the 2020 Notes Indenture) for the 2020 Notes was adjusted to an initial conversion rate of 33.39487 ordinary shares (subject to adjustment as provided in the 2020 Notes Indenture) per $1,000 principal amount of the 2020 Notes (subject to, and in accordance with, the settlement provisions of the 2020 Notes Indenture). The 2020 Notes may not be redeemed by WMG prior to the maturity date, and no “sinking fund” is available for the 2020 Notes, which means that WMG is not required to redeem or retire the 2020 Notes periodically.
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

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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
The 2020 Notes Conversion Derivative requires bifurcation from the 2020 Notes in accordance with ASC Topic 815, Derivatives and Hedging, and is accounted for as a derivative liability. See Note 6 of the condensed consolidated financial statements for additional information regarding the 2020 Notes Conversion Derivative. The fair value of the 2020 Notes Conversion Derivative at the time of issuance of the 2020 Notes was $149.8 million and was recorded as original debt discount for purposes of accounting for the debt component of the 2020 Notes. This discount is amortized as interest expense using the effective interest method over the term of the 2020 Notes. For the three and six months ended June 26, 2016, we recorded $6.6 million and $13.1 million, respectively, of interest expense related to the amortization of the debt discount based upon an effective rate of 8.54%. For the three and six months ended June 30, 2015, we recorded $6.1 million and $9.2 million, respectively, of interest expense related to the amortization of the debt discount based upon an effective rate of 8.54%.
Concurrently with the issuance and sale of the 2021 Notes, certain holders of the 2020 Notes exchanged approximately $45.0 million aggregate principal amount of their 2020 Notes for the 2021 Notes. For each $1,000 principal amount of 2020 Notes validly submitted for exchange, we delivered $990.00 principal amount of the 2021 Notes (subject to rounding down to the nearest $1,000 principal amount of the 2021 Notes, the difference being referred as the rounded amount) to the investor plus an amount of cash equal to the unpaid interest on the 2020 Notes and the rounded amount. As a result of this note exchange and retirement of $45.0 million aggregate principal amount of the 2020 Notes, we recognized approximately $9.3 million for the write-off of related pro-rata unamortized deferred financing fees and debt discount within “Other income, net” in our condensed consolidated statements of operations during the three months ended June 26, 2016. As of June 26, 2016 and December 27, 2015, $587.5 million and $632.5 million, respectively, aggregate principal amount of the 2020 Notes remained outstanding and is included within long-term obligations on the condensed consolidated balance sheets.
The components of the 2020 Notes were as follows (in thousands):

	June 26, 2016	December 27, 2015
Principal amount of 2020 Notes	$587,500	$632,500
Unamortized debt discount	(106,567)	(127,953)
Unamortized debt issuance costs	(12,944)	(15,541)
Net carrying amount of 2020 Notes[1]	$467,989	$489,006

[1]	The prior period debt issuance costs were reclassified to account for adoption of ASU 2015-03 and ASU 2015-15 (See Note 2).
The estimated fair value of the 2020 Notes was approximately $530 million at June 26, 2016, based on a quoted price in an active market (Level 1).

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

WMG entered into the 2020 Notes Hedges in connection with the issuance of the 2020 Notes with three option counterparties. See Note 6 of the condensed consolidated financial statements for additional information on the 2020 Notes Hedges. The 2020 Notes Hedges, which are cash-settled, are generally intended to reduce WMG's exposure to potential cash payments that WMG would be required to make if holders elect to convert the 2020 Notes at a time when our ordinary share price exceeds the conversion price. However, in connection with certain events, including, among others, (i) a merger or other make-whole fundamental change (as defined in the 2020 Notes indenture), (ii) certain hedging disruption events, which may include changes in tax laws, an increase in the cost of borrowing our ordinary shares in the market or other material increases in the cost to the option counterparties of hedging the 2020 Note Hedges, (iii) WMG's failure to perform certain obligations under the 2020 Notes indenture or under the 2020 Notes Hedges, (iv) certain payment defaults on WMG's existing indebtedness in excess of $25 million or (v) if WMG or any of its significant subsidiaries become insolvent or otherwise becomes subject to bankruptcy proceedings, the option counterparties have the discretion to terminate the 2020 Note Hedges at a value determined by them in a commercially reasonable manner and/or adjust the terms of the 2020 Note Hedges, which may reduce the effectiveness of the 2020 Note Hedges. In addition, the option counterparties have broad discretion to make certain adjustments to the 2020 Notes Hedges upon the occurrence of certain other events, including, among others, (i) any adjustment to the conversion rate of the 2020 Notes, or (ii) upon the announcement of certain significant corporate events, including events that may give rise to a termination event as described above, such as the announcement of a third-party tender offer. Any such adjustment may also reduce the effectiveness of the 2020 Note Hedges. The aggregate cost of the 2020 Notes Hedges was $145 million and is accounted for as a derivative asset in accordance with ASC Topic 815. See Note 6 of the condensed consolidated financial statements for additional information regarding the 2020 Notes Hedges and the 2020 Notes Conversion Derivative.
WMG also entered into warrant transactions in which it sold warrants for an aggregate of 20.5 million shares of WMG common stock to the three option counterparties, subject to adjustment. The strike price of the warrants was initially $40 per share of WMG common stock, which was 59% above the last reported sale price of WMG common stock on February 9, 2015. On November 24, 2015, Wright Medical Group N.V. assumed WMG's obligations pursuant to the warrants. Following the assumption, the warrants became exercisable for 21.1 million Wright Medical Group N.V. ordinary shares and the strike price of the warrants was adjusted to $38.8010 per ordinary share. The warrants are expected to be net-share settled and exercisable over the 200 trading day period beginning on May 15, 2020. The warrant transactions will have a dilutive effect on our ordinary shares to the extent that the market value per ordinary share during such period exceeds the applicable strike price of the warrants. However, in connection with certain events, these option counterparties have the discretion to make certain adjustments to warrant transactions, which may increase our obligations under the warrant transactions.
During the three months ended June 26, 2016, we settled a portion of the 2020 Notes Hedges (receiving $3.9 million) and repurchased warrants for an aggregate of 1.5 million ordinary shares (paying $3.3 million) associated with the 2020 Notes.
Aside from the initial payment of the $145 million premium in the aggregate to the option counterparties, we do not expect to be required to make any cash payments to the option counterparties under the 2020 Notes Hedges and expect to be entitled to receive from the option counterparties cash, generally equal to the amount by which the market price per ordinary share exceeds the strike price of the convertible note hedging transactions during the relevant valuation period. The strike price under the 2020 Notes Hedges is initially equal to the conversion price of the 2020 Notes. However, in connection with certain events, these option counterparties have the discretion to make certain adjustments to the 2020 Note Hedges, which may reduce the effectiveness of the 2020 Note Hedges. Additionally, if the market value per ordinary share exceeds the strike price on any settlement date under the warrant transaction, we will generally be obligated to issue to the option counterparties in the aggregate a number of ordinary shares equal in value to one half of one percent of the amount by which the then-current market value of one ordinary share exceeds the then-effective strike price of each warrant, multiplied by the number of reference ordinary shares into which the 2020 Notes are initially convertible. We will not receive any additional proceeds if warrants are exercised.
2017 Notes
On August 31, 2012, WMG issued $300 million aggregate principal amount of the 2017 Notes pursuant to an indenture, dated as of August 31, 2012 between WMG and The Bank of New York Mellon Trust Company, N.A., as trustee. The 2017 Notes mature on August 15, 2017, and we pay interest on the 2017 Notes semi-annually on each February 15 and August 15 at an annual rate of 2.00%. WMG may not redeem the 2017 Notes prior to the maturity date, and no “sinking fund” is available for the 2017 Notes, which means that WMG is not required to redeem or retire the 2017 Notes periodically. The 2017 Notes are convertible at the option of the holder, during certain periods and subject to certain conditions as described below, solely into cash at an initial conversion rate of 39.3140 shares per $1,000 principal amount of the 2017 Notes, subject to adjustment upon the occurrence of specified events, which represents an initial conversion price of $25.44 per share. Holders may convert their 2017 Notes at any time prior to February 15, 2017 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending December 31, 2012 (and only during such calendar quarter), if the last reported sale price of our ordinary

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

shares for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our ordinary shares and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. While we currently do not expect significant conversions because the 2017 Notes currently trade at a premium to the as-converted value, and a converting holder would forego future interest payments, any conversions would reduce our cash resources. On or after February 15, 2017 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2017 Notes solely into cash, regardless of the foregoing circumstances. Upon conversion, a holder will receive an amount in cash, per $1,000 principal amount of the 2017 Notes, equal to the settlement amount as calculated under the indenture relating to the 2017 Notes. If we undergo a fundamental change, as defined in the indenture relating to the 2017 Notes, subject to certain conditions, holders of the 2017 Notes will have the option to require WMG to repurchase for cash all or a portion of their 2017 Notes at a purchase price equal to 100% of the principal amount of the 2017 Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date, as defined in the indenture relating to the 2017 Notes. In addition, following certain corporate transactions, WMG, under certain circumstances, will pay a cash make-whole premium by increasing the applicable conversion rate for a holder that elects to convert its 2017 Notes in connection with such corporate transaction. The 2017 Notes are senior unsecured obligations that rank: (i) senior in right of payment to any of WMG's indebtedness that is expressly subordinated in right of payment to the 2017 Notes; (ii) equal in right of payment to any of WMG's unsecured indebtedness that is not so subordinated; (iii) effectively junior in right of payment to any secured indebtedness to the extent of the value of the assets securing such indebtedness; and (iv) structurally junior to all indebtedness and other liabilities (including trade payables) of WMG's subsidiaries. As a result of this transaction, we recognized deferred financing charges of approximately $8.8 million, which are being amortized over the term of the 2017 Notes using the effective interest method.
The 2017 Notes Conversion Derivative requires bifurcation from the 2017 Notes in accordance with ASC Topic 815, Derivatives and Hedging, and is accounted for as a derivative liability. See Note 6 of the condensed consolidated financial statements for additional information regarding the 2017 Notes Conversion Derivative. The fair value of the 2017 Notes Conversion Derivative at the time of issuance of the 2017 Notes was $48.1 million and was recorded as original debt discount for purposes of accounting for the debt component of the 2017 Notes. This discount is amortized as interest expense using the effective interest method over the term of the 2017 Notes. For the three and six months ended June 26, 2016, we recorded $0.4 million and $0.9 million, respectively, of interest expense related to the amortization of the debt discount, respectively, based upon an effective rate of 6.47%. For the three and six months ended June 30, 2015, we recorded $0.5 million and $1.9 million, respectively, of interest expense related to the amortization of the debt discount, respectively, based upon an effective rate of 6.47%.
In connection with the issuance of the 2020 Notes, on February 13, 2015, WMG repurchased and extinguished $240 million aggregate principal amount of the 2017 Notes and settled all of the 2017 Notes Hedges (receiving $70 million) and repurchased all of the warrants (paying $60 million) associated with the 2017 Notes. As a result of the repurchase, we recognized approximately $25.1 million for the write-off of related pro-rata unamortized deferred financing fees and debt discount within “Other income, net” in our condensed consolidated statements of operations during the six months ended June 30, 2015.
Concurrently with the issuance and sale of the 2021 Notes, certain holders of the 2017 Notes exchanged approximately $54.4 million aggregate principal amount their 2017 Notes for the 2021 Notes. For each $1,000 principal amount of 2017 Notes validly submitted for exchange, we delivered $1,035.40 principal amount of 2021 Notes (subject to rounding down to the nearest $1,000 principal amount of the 2021 Notes, the difference being referred as the rounded amount) to the investor plus an amount of cash equal to the unpaid interest on the 2017 Notes and the rounded amount. In addition, during the three months ended June 26, 2016, we repurchased and extinguished an additional $3.6 million aggregate principal amount of the 2017 Notes in privately negotiated transactions. As a result of this exchange and these repurchases, we recognized approximately $3.0 million for the write-off of related pro-rata unamortized deferred financing fees and debt discount within “Other income, net” in our condensed consolidated statements of operations during the three months ended June 26, 2016. As of June 26, 2016 and December 27, 2015, $2.0 million and $60.0 million, respectively, aggregate principal amount of the 2017 Notes remained outstanding and is included within long-term obligations on the condensed consolidated balance sheets.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The components of the 2017 Notes were as follows (in thousands):

	June 26, 2016	December 27, 2015
Principal amount of 2017 Notes	$2,026	$60,000
Unamortized debt discount	(84)	(3,495)
Unamortized debt issuance costs	(14)	(640)
Net carrying amount of 2017 Notes[1]	$1,928	$55,865

[1]	The prior period debt issuance costs were reclassified to account for adoption of ASU 2015-03 and 2015-15 (See Note 2).
The estimated fair value of the 2017 Notes was approximately $2 million at June 26, 2016, based on a quoted price in an active market (Level 1).
Mortgages and Shareholder Debt
The mortgages acquired as a result of the Wright/Tornier merger are secured by an office building in Montbonnot, France. Mortgages and other debt had an outstanding balance of $3.1 million and $2.7 million at June 26, 2016 and December 27, 2015 and bear fixed annual interest rates of 2.55%-4.9%.
The shareholder debt is the result of a 2008 transaction where a 51%-owned and consolidated subsidiary of legacy Tornier borrowed $2.2 million from a then-current member of the legacy Tornier board of directors, who was also a 49% owner of the consolidated subsidiary. This loan was used to partially fund the purchase of real estate in Grenoble, France, to be used as a manufacturing facility. Interest on the debt is variable-based on the three-month Euro Libor rate plus 0.5% and has no stated term. The outstanding balance on this debt was $2.0 million as of June 26, 2016 and December 27, 2015.

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
Changes in AOCI for the six months ended June 26, 2016 and June 30, 2015 were as follows (in thousands):

Six months ended June 26, 2016
Currency translation adjustment
Balance at December 27, 2015	$(10,484)
Other comprehensive income	7,283
Balance at June 26, 2016	$(3,201)

Six months ended June 30, 2015
Currency translation adjustment
Balance at December 31, 2014	$2,398
Other comprehensive loss	(5,712)
Balance at June 30, 2015	$(3,314)

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

11. Changes in Shareholders' Equity
The below table provides an analysis of changes in each balance sheet caption of shareholders’ equity for the six months ended June 26, 2016 and June 30, 2015 (in thousands, except share data):

	Six months ended June 26, 2016
	Ordinary shares		Additional paid-in capital [1]	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholders' equity
	Number of shares [1]	Amount [1]
Balance at December 27, 2015	102,672,678	$3,790	$1,835,586	$(773,866)	$(10,484)	$1,055,026
2016 Activity:
Net loss	—	—	—	(277,358)	—	(277,358)
Foreign currency translation	—	—	—	—	7,283	7,283
Issuances of ordinary shares	37,947	1	774	—	—	775
Vesting of restricted stock units	263,676	9	(9)	—	—	—
Share-based compensation	—	—	6,331	—	—	6,331
Issuance of stock warrants, net of repurchases and equity issuance costs	—	—	50,312	—	—	50,312
Balance at June 26, 2016	102,974,301	$3,800	$1,892,994	$(1,051,224)	$(3,201)	$842,369

	Six months ended June 30, 2015
	Ordinary shares		Additional paid-in capital [1]	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholders' equity
	Number of shares [1]	Amount [1]
Balance at December 31, 2014	52,913,093	$2,101	$749,469	$(475,165)	$2,398	$278,803
2015 Activity:
Net loss	—	—	—	(94,063)	—	(94,063)
Foreign currency translation	—	—	—	—	(5,712)	(5,712)
Issuances of ordinary shares	82,272	3	1,874	—	—	1,877
Forfeitures of non-vested ordinary shares	(5,961)	—	—	—	—	—
Vesting of restricted stock units	9,407	7	(7)	—	—	—
Share-based compensation	—	—	5,701	—	—	5,701
Issuance of stock warrants, net of repurchases and equity issuance costs	—	—	24,575	—	—	24,575
Balance at June 30, 2015	52,998,811	$2,111	$781,612	$(569,228)	$(3,314)	$211,181

[1]	The prior period balances of ordinary shares and additional paid-in capital were restated to meet post-merger conversion values as further described within Note 12.

12. Capital Stock and Earnings Per Share
We are authorized to issue up to 320 million ordinary shares, each share with a par value of three Euro cents (€0.03). We had 103.0 million and 102.7 million ordinary shares issued and outstanding as of June 26, 2016 and December 27, 2015, respectively. As discussed in Note 3, the Wright/Tornier merger completed on October 1, 2015 has been accounted for as a “reverse acquisition” under US GAAP. As such, legacy Wright is considered the acquiring entity for accounting purposes; and therefore, legacy Wright’s historical results of operations replaced legacy Tornier’s historical results of operations for all periods prior to the merger. Additionally, each legacy Wright share was converted into the right to receive 1.0309 ordinary shares of the combined company and the par value was revised to reflect the €0.03 par value as compared to the legacy Wright par value of $0.01. These changes resulted in the restatement of the following to conform to the current presentation:

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

•	ordinary shares and additional paid-in capital balances for the three and six months ended June 30, 2015 included in Note 11;

•	June 30, 2015 earnings per share and weighted-average ordinary shares outstanding on the statements of operations; and

•	June 30, 2015 weighted-average ordinary shares outstanding below.
FASB ASC Topic 260, Earnings Per Share, requires the presentation of basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted-average number of ordinary shares outstanding during the period. Diluted earnings per share is calculated to include any dilutive effect of our ordinary share equivalents. For the three and six months ended June 26, 2016, our ordinary share equivalents consisted of stock options, restricted stock units, and warrants. For the three and six months ended June 30, 2015, our ordinary share equivalents consisted of stock options, non-vested ordinary shares, restricted stock units, and warrants. The dilutive effect of the stock options, non-vested ordinary shares, restricted stock units, and warrants is calculated using the treasury-stock method. Net-share settled warrants on the 2017 Notes, 2020 Notes, and 2021 Notes were anti-dilutive for the three and six months ended June 26, 2016 and June 30, 2015.
We had outstanding options to purchase 9.3 million ordinary shares and 0.7 million restricted stock units at June 26, 2016 and options to purchase 4.4 million ordinary shares and 0.3 million restricted stock units and restricted stock awards at June 30, 2015. None of the options, restricted stock units, or restricted stock awards were included in diluted earnings per share for the three and six months ended June 26, 2016 and June 30, 2015 because we recorded a net loss for all periods; and therefore, including these instruments would be anti-dilutive.
The weighted-average number of ordinary shares outstanding for basic and diluted earnings per share purposes is as follows (in thousands):

	Three months ended		Six months ended
	June 26, 2016	June 30, 2015	June 26, 2016	June 30, 2015
Weighted-average number of ordinary shares outstanding — basic[1]	102,785	52,631	102,745	52,535
Ordinary share equivalents	—	—	—	—
Weighted-average number of ordinary shares outstanding — diluted[1]	102,785	52,631	102,745	52,535

[1]	The prior period balances were converted to meet post-merger valuations as described above.

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

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Governmental Inquiries
On August 3, 2012, we received a subpoena from the United States Attorney's Office for the Western District of Tennessee requesting records and documentation relating to our PROFEMUR® series of hip replacement devices. The subpoena covers the period from January 1, 2000 to August 2, 2012. We continue to cooperate with the investigation.
Patent Litigation
In 2011, Howmedica Osteonics Corp. and Stryker Ireland, Ltd. (collectively, Stryker), each a subsidiary of Stryker Corporation, filed a lawsuit against us in the United States District Court for the District of New Jersey alleging that we infringed Stryker's U.S. Patent No. 6,475,243 related to our LINEAGE® Acetabular Cup System and DYNASTY® Acetabular Cup System. The lawsuit seeks an order of infringement, injunctive relief, unspecified damages, and various other costs and relief. On July 9, 2013, the Court issued a claim construction ruling. On November 25, 2014, the Court entered judgment of non-infringement in our favor. On January 7, 2015, Stryker filed a notice of appeal to the Court of Appeals for the Federal Circuit. The Court of Appeals heard oral argument on December 10, 2015 and, on May 12, 2016, upheld the lower court’s decision. Stryker subsequently filed a combined petition for rehearing with the Court of Appeals, which was denied.
In 2012, Bonutti Skeletal Innovations, LLC (Bonutti) filed a patent infringement lawsuit against us in the United States Court for the District of Delaware. Subsequently, Inter Partes Review (IPR) of the Bonutti patents was sought before the U.S. Patent and Trademark Office. On April 7, 2014, the Court stayed the case pending outcome of the IPR. Bonutti originally alleged that the Link Sled Prosthesis infringes U.S. Patent 6,702,821. The Link Sled Prosthesis is a product we distributed under a distribution agreement with LinkBio Corp, which expired on December 31, 2013. In January 2013, Bonutti amended its complaint, alleging that the ADVANCE® knee system, including ODYSSEY® instrumentation, infringes U.S. Patent 8,133,229, and that the ADVANCE® knee system, including ODYSSEY® instrumentation and PROPHECY® guides, infringes U.S. Patent 7,806,896, which was issued on October 5, 2010. All of the claims of the asserted patents are directed to surgical methods for minimally invasive surgery. As a result of the arguments submitted in the IPR, Bonutti abandoned the claims subject to the IPR from U.S. Patent 8,133,229, leaving one claim from U.S. Patent 7,806,896 still pending before the Patent Office Board that administers IPR’s. On February 18, 2015, the Patent Office Board held that remaining claim invalid. Following the conclusion of the IPRs, the District Court lifted the stay. On May 13, 2016, we entered into a Settlement and Patent License Agreement with Bonutti and MicroPort for an immaterial amount, pursuant to which Bonutti agreed to dismiss the case with prejudice and granted to us and MicroPort fully paid-up licenses to Bonutti patents. The case was formally dismissed with prejudice on May 27, 2016.
In June 2013, Orthophoenix, LLC filed a patent lawsuit against us in the United States District Court for the District of Delaware alleging that the X-REAM® product infringes two patents. In June 2014, we filed a request for IPR with the U.S. Patent and Trademark Office, which was denied on December 16, 2014. Effective April 5, 2016, we entered into a Settlement and License Agreement with Orthophoenix, LLC pursuant to which Orthophoenix agreed to dismiss the lawsuit with prejudice and WMT received a fully paid license to Orthophoenix’s patents. The case was formally dismissed with prejudice on April 20, 2016. The settlement amount was not material.
In June 2013, Anglefix, LLC filed suit in the United States District Court for the Western District of Tennessee, alleging that our ORTHOLOC® products infringe Anglefix’s asserted patent. On April 14, 2014, we filed a request for IPR with the U.S. Patent and Trademark Office. In October 2014, the Court stayed the case pending outcome of the IPR. On June 30, 2015, the Patent Office Board entered judgment in our favor as to all patent claims at issue in the IPR. Following the conclusion of the IPR, the District Court lifted the stay, and we have been continuing with our defense as to remaining patent claims asserted by Anglefix. On June 27, 2016, the Court granted in part our motion for summary judgment on Anglefix’s lack of standing and gave Anglefix 30 days to join the University of North Carolina (UNC) as a co-plaintiff in the lawsuit. On July 25, 2016, Anglefix filed a motion asking the Court to accept a waiver of claims by UNC as a substitute for joining UNC as a co-plaintiff in the lawsuit. We intend to oppose this motion. The case is stayed, and the pending motions for summary judgment will not be addressed, until the issue of UNC’s joinder is resolved.
In February 2014, Biomedical Enterprises, Inc. filed suit against Solana Surgical, LLC (Solana) in the United States District Court for the Western District of Texas alleging Solana's FuseForce Fixation system infringes U.S. Patent No. 8,584,853 entitled “Method and Apparatus for an Orthopedic Fixation System.” On February 20, 2015, Solana filed a request for IPR with the U.S. Patent and Trademark Office. On February 27, 2015, Biomedical Enterprises filed an amended complaint to add WMG and WMT as parties to the litigation. On April 3, 2015, the parties filed a stipulation of dismissal without prejudice as to us. On August 10, 2015, the Patent Office Review Board initiated IPR as to all challenged patent claims. The Patent Office Board heard oral argument in the IPR proceeding on February 17, 2016. On May 4, 2016 the Patent Office Board issued an order finding that the contested claims were not unpatentable. We appealed this decision On June 6, 2016, the date on which the trial before the District Court was scheduled to begin, we reached a settlement in principle with Biomedical Enterprises. On July 1, 2016, we entered into a Settlement

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

and Patent License Agreement with Biomedical Enterprises pursuant to which Biomedical Enterprises agreed to dismiss the lawsuit with prejudice and we received a worldwide, non-exclusive license to Biomedical Enterprise’s patents. The case was formally dismissed with prejudice on July 6, 2016. We do not consider the settlement amount to be material.
On September 23, 2014, Spineology filed a patent infringement lawsuit, Case No. 0:14-cv-03767, in the U.S. District Court in Minnesota, alleging that our X-REAM® bone reamer infringes U.S. Patent No. RE42,757 entitled “EXPANDABLE REAMER.”  In January 2015, on the deadline for service of its complaint, Spineology dismissed its complaint without prejudice and filed a new, identical complaint. We filed an answer to the new complaint with the Court on April 27, 2015 and discovery is underway. The Court conducted a Markman hearing on March 23, 2016 and has not yet issued a ruling. The case is scheduled for mediation on August 11, 2016.
On March 1, 2016, Musculoskeletal Transplant Foundation (MTF) filed suit against Solana and WMT in the United States District Court for the District of New Jersey alleging that the TenFUSE PIP product infringes U.S. Patent No. 6,432,436 entitled “Partially Demineralized Cortical Bone Constructs.” On May 25, 2016, we agreed to waive service of MTF’s complaint. We continue to investigate MTF’s allegations and our answer to MTF’s complaint is due on August 8, 2016.
Subject to the provisions of the asset purchase agreement with MicroPort for the sale of the OrthoRecon business, we, as between us and MicroPort, will continue to be responsible for defense of pre-existing patent infringement cases relating to the OrthoRecon business, and for resulting liabilities, if any.
Product Liability
We have received claims for personal injury against us associated with fractures of our PROFEMUR® long titanium modular neck product (PROFEMUR® Claims). As of June 26, 2016 there were 49 pending U.S. lawsuits and 49 pending non-U.S. lawsuits alleging such claims. The overall fracture rate for the product is low and the fractures appear, at least in part, to relate to patient demographics. Beginning in 2009, we began offering a cobalt-chrome version of our PROFEMUR® modular neck, which has greater strength characteristics than the alternative titanium version. Historically, we have reflected our liability for these claims as part of our standard product liability accruals on a case-by-case basis. However, during the quarter ended September 30, 2011, as a result of an increase in the number and monetary amount of these claims, management estimated our liability to patients in North America who have previously required a revision following a fracture of a PROFEMUR® long titanium modular neck, or who may require a revision in the future. Management has estimated that this aggregate liability ranges from approximately $31.8 million to $42.4 million. Any claims associated with this product outside of North America, or for any other products, will be managed as part of our standard product liability accrual methodology on a case-by-case basis.
Due to the uncertainty within our aggregate range of loss resulting from the estimation of the number of claims and related monetary payments, we have recorded a liability of $31.8 million, which represents the low-end of our estimated aggregate range of loss. We have classified $15.3 million of this liability as current in “Accrued expenses and other current liabilities” and $16.5 million as non-current in “Other liabilities” on our consolidated balance sheet. We expect to pay the majority of these claims within the next three years.
We are aware that MicroPort has recalled certain sizes of its cobalt chrome modular neck products as a result of alleged fractures. As of June 26, 2016, there were four pending U.S. lawsuits and five pending non-U.S. lawsuits against us alleging personal injury resulting from the fracture of a cobalt chrome modular neck. These claims will be managed as part of our standard product liability accrual methodology on a case-by-case basis.
We have maintained product liability insurance coverage on a claims-made basis. During the quarter ended March 31, 2013, we received a customary reservation of rights from our primary product liability insurance carrier asserting that present and future claims related to fractures of our PROFEMUR® titanium modular neck hip products and which allege certain types of injury (Titanium Modular Neck Claims) would be covered as a single occurrence under the policy year the first such claim was asserted. The effect of this coverage position would be to place Titanium Modular Neck Claims into a single prior policy year in which applicable claims-made coverage was available, subject to the overall policy limits then in effect. Management agrees with the assertion that the Titanium Modular Neck Claims should be treated as a single occurrence, but notified the carrier that it disputed the carrier's selection of available policy years. During the second quarter of 2013, we received confirmation from the primary carrier confirming their agreement with our policy year determination. Based on our insurer's treatment of Titanium Modular Neck Claims as a single occurrence, we increased our estimate of the total probable insurance recovery related to Titanium Modular Neck Claims by $19.4 million, and recognized such additional recovery as a reduction to our selling, general and administrative expenses for the three months ended March 31, 2013, within results of discontinued operations. In the quarter ended June 30, 2013, we received payment from the primary insurance carrier of $5 million. In the quarter ended September 30, 2013, we received payment of $10 million from the next insurance carrier in the tower. We have requested, but not yet received, payment of the

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

remaining $25 million from the third insurance carrier in the tower for that policy period. The policies with the second and third carrier in this tower are “follow form” policies and management believes the third carrier should follow the coverage position taken by the primary and secondary carriers. On September 29, 2015, that third carrier asserted that the terms and conditions identified in its reservation of rights will preclude coverage for the Titanium Modular Neck Claims. We strongly dispute the carrier's position and, in accordance with the dispute resolution provisions of the policy, have initiated an arbitration proceeding in London, England seeking payment of these funds. Pursuant to applicable accounting standards, we reduced our insurance receivable balance for this claim to $0, and recorded a $25 million charge within "Net loss from discontinued operations" during the year ended December 27, 2015. The arbitration proceeding is ongoing.
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
As of June 26, 2016, there were 1,167 such lawsuits pending in the MDL and JCCP, and an additional 26 cases pending in various state courts. We have also entered into 896 so called "tolling agreements" with potential claimants who have not yet filed suit. There are also 40 non-U.S. lawsuits presently pending. We believe we have data that supports the efficacy and safety of our metal-on-metal hip products. While continuing to dispute liability, we have participated in court supervised non-binding mediation in the multi-district federal court litigation and expect to begin similar mediation in the JCCP.
The first bellwether trial in the MDL commenced on November 9, 2015 in Atlanta, Georgia. On November 24, 2015, the jury returned a verdict in favor of the plaintiff and awarded the plaintiff $1 million in compensatory damages and $10 million in punitive damages. We believe there were significant trial irregularities and vigorously contested the trial result. On December 28, 2015, we filed a post-trial motion for judgment as a matter of law or, in the alternative, for a new trial or a reduction of damages awarded. On April 5, 2016, the trial judge issued an order reducing the punitive damage award from $10 million to $1.1 million, but otherwise denied our motion. On May 4, 2016, we filed a notice of appeal with the United States Court of Appeals for the Eleventh Circuit. In light of the trial judge’s April 5th order, we recorded an accrual for this verdict in the amount of $2.1 million within “Accrued expenses and other current liabilities,” and a $2.1 million receivable associated with the probable recovery from product liability insurance is reflected within “Other current assets.”
The supervising judge in the JCCP has set a trial date of October 31, 2016 for the first bellwether trial in California. The parties are currently in an expert discovery and pre-trial procedure phase.
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
Management has recorded an insurance receivable for the probable recovery of spending in excess of our retention for a single occurrence. As of June 26, 2016, we have received $11.7 million of insurance proceeds, and our insurance carrier has paid a total of $4.5 million directly to claimants in connection with various settlements of certain litigation, which represent the amount undisputed by the carrier for the policy year the first claim was asserted. Our acceptance of these proceeds was not a waiver of any other claim that we may have against the insurance carrier. As of June 26, 2016, this receivable totaled approximately $17.3 million, and is solely related to defense costs incurred through June 26, 2016, less insurance proceeds received, and the $2.1 million accrual for the MDL verdict discussed above. However, the amount we ultimately receive may differ depending on the final conclusion of the insurance policy year or years and the number of occurrences. We believe our contracts with the insurance carriers are enforceable for these claims; and, therefore, we believe it is probable that we will receive recoveries from our insurance carriers. However, our insurance carriers could still ultimately deny coverage for some or all of our insurance claims.
In June 2014, St. Paul Surplus Lines Insurance Company (Travelers), which was an excess carrier in our coverage towers across multiple policy years, filed a declaratory judgment action in Tennessee state court naming us and certain of our other insurance carriers as defendants and asking the court to rule on the rights and responsibilities of the parties with regard to the CONSERVE® Claims. Among other things, Travelers appears to dispute our contention that the CONSERVE® Claims arise out of more than a single occurrence thereby triggering multiple policy periods of coverage.  Travelers further seeks a determination

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

as to the applicable policy period triggered by the alleged single occurrence.  We filed a separate lawsuit in state court in California for declaratory judgment against certain carriers and breach of contract against the primary carrier, and have moved to dismiss or stay the Tennessee action on a number of grounds, including that California is the most appropriate jurisdiction. During the third quarter of 2014, the California Court granted Travelers' motion to stay our California action. On April 29, 2016, we filed a dispositive motion seeking partial judgment in our favor in the Tennessee action. On June 10, 2016, Travelers withdrew its motion for summary judgment in the Tennessee action.
In May 2015, we entered into confidential settlement discussions with our insurance carriers through a private mediator. During the second quarter of 2016, confidential coverage mediation with our insurance carriers continued. Although to date we have focused our settlement efforts on a tripartite resolution involving plaintiffs and all carriers as a group, in June 2016 we reached a settlement in principle with a subgroup of three carriers.
Settlement discussions with the remaining insurance carriers continue. Regardless of the outcome of these discussions, we believe the insurance recoveries from the settlement in principle with the subgroup of three carriers, together with potential availability of proceeds from our recent convertible debt offering (to the extent we elect to earmark such proceeds towards settlement of a subsidiary liability), enhanced our ability to conduct meaningful bilateral negotiations with plaintiffs. On July 8, 2016, we held bilateral mediation discussions with the plaintiffs in the MDL and JCCP and made a settlement offer to resolve a substantial portion of known revision cases in the MDL and JCCP, conditioned on us finalizing the settlement in principle with the subgroup of three carriers. The plaintiffs countered with a proposal to resolve the same cohort of cases. We continue to evaluate plaintiffs’ counter proposal and have not yet responded. As a result, and relative only to the substantial portion of known revision metal-on-metal hip cases, we have established a reasonably possible loss range of $150 million to $198 million, net of the expected insurance recoveries from the insurance settlement. Accordingly, we have recognized a $150 million charge within discontinued operations in the accompanying condensed consolidated statement of operations. The accrual for such potential settlement and receivable for expected proceeds from the insurance settlement are included in our condensed consolidated balance sheet within “Accrued expenses and other current liabilities” and “Other current assets”, respectively. Our settlement discussions with the plaintiffs are continuing.
Every metal-on-metal hip case involves fundamental issues of law, science and medicine that often are uncertain, that continue to evolve, and which present contested facts and issues that can differ significantly from case to case. Such contested facts and issues include medical causation, individual patient characteristics, surgery specific factors, statutes of limitation, and the existence of actual, provable injury. As noted above, we have provided for a substantial portion of the Consolidated Metal-on-Metal Claims that would be subject to settlement. However, there are a substantial number of non-revision and other claims that are not subject to the settlement. Due to the uncertainties noted above and the case-by-case outcomes of any metal on metal claims litigated, as well as uncertainties regarding insurance coverage of such claims, we are unable to estimate a reasonably possible range of loss for metal-on metal hip cases not proposed for settlement.
Given the substantial or indeterminate amounts sought in these matters, and the inherent unpredictability of such matters, an adverse outcome in these matters in excess of the amounts included in the Company’s accrual for contingencies could have a material adverse effect on our financial condition, results of operations and cash flow. Future revisions in the Company’s estimates of these provisions could materially impact its results of operations and financial position. The Company uses the best information available to determine the level of accrued product liabilities, and the Company believes its accruals are adequate.
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

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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
On October 27, 2015, MicroPort filed a lawsuit in the United States District Court for the District of Delaware against Wright Medical Group N.V. alleging that we breached the indemnification provisions of the asset purchase agreement by failing to indemnify MicroPort for alleged damages arising out of certain pre-closing matters and for breach of certain representations and warranties. The complaint included claims relating to MicroPort’s recall of certain of its cobalt chrome modular neck products, and seeks damages in an unspecified amount plus attorneys’ fees and costs, as well as declaratory judgment. On January 4, 2016, we filed an answer to the complaint and also filed a counterclaim seeking declaratory judgment and indemnification and other damages in an unspecified amount from MicroPort. On April 28, 2016, we entered into a mutual settlement agreement with MicroPort pursuant to which the lawsuit, including all claims and counterclaims that were brought in the lawsuit, was dismissed with prejudice. The settlement agreement resolved all known issues between the parties. We have recognized the settlement within “Loss from discontinued operations, net of tax” for the three months ended March 31, 2015. We do not consider the settlement amount to be material. The case was formally dismissed with prejudice on May 20, 2016.
Other
In addition to those noted above, we are subject to various other legal proceedings, product liability claims, corporate governance, and other matters which arise in the ordinary course of business.

14. Segment Information
During the first quarter of 2016, our management, including our Chief Executive Officer, who is our chief operating decision maker, began managing our operations as four operating business segments: U.S. Lower Extremities & Biologics, U.S. Upper Extremities, International Extremities & Biologics, and Large Joints. We determined that each of these operating segments represented a reportable segment. Our Chief Executive Officer reviews financial information at the operating segment level to allocate resources and to assess the operating results and performance of each segment.  As a result of the classification of the Large Joints business as a discontinued operation during the second quarter of 2016, the Large Joints reportable segment is presented in our condensed consolidated statements of operations as discontinued operations and is not included in segment results for all periods presented. See Note 4 of the condensed consolidated financial statements for additional information regarding this divestiture. U.S. Lower Extremities & Biologics, U.S. Upper Extremities, and International Extremities & Biologics are our remaining three reportable segments as of June 26, 2016.
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
Management measures segment profitability using an internal operating performance measure that excludes the impact of inventory step-up amortization and due diligence, transaction and transition costs associated with acquisitions, as such items are not considered representative of segment results. Management's change to the way it monitors performance, aligns strategies, and allocates resources results in a change in our reportable segments and a change in reporting units for goodwill impairment measurement

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

purposes. We have determined that each reportable segment represents a reporting unit and, in accordance with ASC 350, requires an allocation of goodwill to each reporting unit. We allocated $219 million, $560 million, and $82 million of goodwill to the U.S. Lower Extremities & Biologics, U.S. Upper Extremities, and International Extremities & Biologics reportable segments, respectively.
Selected financial information related to our segments is presented below for the three months ended June 26, 2016 and June 30, 2015 (in thousands):

	Three months ended June 26, 2016
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Corporate [1]	Total
Net sales from external customers	$70,645	$51,228	$48,843	$—	$170,716
Depreciation expense	2,874	2,671	2,634	5,091	13,270
Amortization expense	—	—	—	7,484	7,484
Segment operating income (loss)	$18,968	$16,849	$2,208	$(49,610)	$(11,585)
Other:
Inventory step-up amortization					10,387
Transaction and transition expenses					7,060
Product rationalization					1,954
Legal settlement					1,800
Management changes					1,348
Costs associated with new convertible debt					234
Operating loss					(34,368)
Interest expense, net					13,024
Other income, net					(2,061)
Loss before income taxes					$(45,331)

	Three months ended June 30, 2015
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Corporate [1]	Total
Net sales from external customers	$54,096	$4,174	$22,150	$—	$80,420
Depreciation expense	2,946	227	735	1,510	5,418
Amortization expense	—	—	—	2,540	2,540
Segment operating income (loss)	$7,111	$1,763	$(2,443)	$(28,598)	$(22,167)
Other:
Inventory step-up amortization					21
Distributor conversion and non-compete charges					25
Due diligence, transaction and transition expenses					12,129
Operating loss					(34,342)
Interest expense, net					10,959
Other income, net					(8,153)
Loss before income taxes					$(37,148)

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Selected financial information related to our segments is presented below for the six months ended June 26, 2016 and June 30, 2015 (in thousands):

	Six months ended June 26, 2016
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Corporate [1]	Total
Net sales from external customers	$143,905	$102,512	$93,590	$—	$340,007
Depreciation expense	5,689	5,219	5,455	9,757	26,120
Amortization expense	—	—	—	13,941	13,941
Segment operating income (loss)	$39,833	$34,135	$3,785	$(98,970)	$(21,217)
Other:
Inventory step-up amortization					20,616
Transaction and transition expenses					17,893
Product rationalization					1,954
Legal settlement					1,800
Management changes					1,348
Costs associated with new convertible debt					234
Operating loss					(65,062)
Interest expense, net					24,878
Other income, net					(3,129)
Loss before income taxes					$(86,811)

	Six months ended June 30, 2015
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Corporate [1]	Total
Net sales from external customers	$107,708	$8,048	$42,598	$—	$158,354
Depreciation expense	5,762	431	1,503	3,002	10,698
Amortization expense	—	—	—	5,130	5,130
Segment operating income (loss)	$11,950	$3,376	$(5,098)	$(54,440)	$(44,212)
Other:
Inventory step-up amortization					49
Distributor conversion and non-compete charges					49
Due diligence, transaction and transition expenses					23,153
Operating loss					(67,463)
Interest expense, net					18,608
Other income, net					(2,841)
Loss before income taxes					$(83,230)

[1]
The Corporate category primarily reflects general and administrative expenses not specifically associated with the U.S. Lower Extremities & Biologics, U.S. Upper Extremities, and International Extremities & Biologics segments. These non-allocated corporate expenses relate to global administrative expenses that support all segments, including salaries and benefits of executive officers and expenses such as: information technology administration and support; corporate headquarters; legal, compliance, and corporate finance functions; insurance; and all share-based compensation.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Our principal geographic regions consist of the United States, EMEA (which includes Europe, the Middle East and Africa), and Other (which principally represents Asia, Australia, Canada, and Latin America). Net sales attributed to each geographic region are based on the location in which the products were sold.
Net sales by geographic region are as follows (in thousands):

	Three months ended
Net sales by geographic region:	June 26, 2016	June 30, 2015
United States	$121,873	$58,270
EMEA	32,192	11,985
Other	16,651	10,165
Total	$170,716	$80,420

	Six months ended
Net sales by geographic region:	June 26, 2016	June 30, 2015
United States	$246,417	$115,756
EMEA	63,347	24,233
Other	30,243	18,365
Total	$340,007	$158,354
Assets in the U.S. Upper Extremities, U.S. Lower Extremities & Biologics, and International Extremities & Biologics segments are those assets used exclusively in the operations of each business segment or allocated when used jointly. Assets in the Corporate category are principally cash and cash equivalents, derivative assets, property, plant and equipment associated with our corporate headquarters, assets associated with discontinued operations, product liability insurance receivables, and assets associated with income taxes. Total assets by business segment as of June 26, 2016 and December 27, 2015 are as follows (in thousands):

	June 26, 2016
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Corporate	Assets held for sale	Total
Total assets	$478,806	$822,902	$327,585	$591,367	$23,305	$2,243,965

	December 27, 2015
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Corporate	Assets held for sale	Total
Total assets	$490,798	$833,432	$365,621	$333,473	$50,170	$2,073,494

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition for the three and six months ended June 26, 2016. This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements, our Annual Report on Form 10-K for the year ended December 27, 2015, which includes additional information about our critical accounting policies and practices and risk factors, and "Special Note Regarding Forward-Looking Statements."
Background
On October 1, 2015, we became Wright Medical Group N.V. following the merger of Wright Medical Group, Inc. with Tornier N.V. Upon completion of the merger, Robert J. Palmisano, former President and Chief Executive Officer (CEO) of legacy Wright, became President and CEO of the combined company, and Lance A. Berry, former Senior Vice President (SVP) and Chief Financial Officer (CFO) of legacy Wright, became SVP and CFO. Immediately upon completion of the merger, legacy Wright shareholders owned approximately 52% of the combined company and legacy Tornier shareholders owned approximately 48%, and our board of directors was comprised of five representatives from legacy Wright’s board of directors and five representatives from legacy Tornier’s board of directors. In connection with the merger, the trading symbol for our ordinary shares changed from “TRNX” to “WMGI.” Because of these and other facts and circumstances, the merger has been accounted for as a “reverse acquisition” under US GAAP, and as such, legacy Wright is considered the acquiring entity for accounting purposes. Therefore, legacy Wright’s historical results of operations replaced legacy Tornier’s historical results of operations for all periods prior to the merger. More specifically, the accompanying consolidated financial statements for periods prior to the merger are those of legacy Wright and its subsidiaries, and for periods subsequent to the merger also include legacy Tornier and its subsidiaries.
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
During the second quarter of 2016, our Board of Directors approved a plan to divest legacy Tornier's Large Joints business and on July 11, 2016, we announced the receipt of a binding offer under which Corin Orthopaedics Holdings Limited (Corin) provided us a binding promise to purchase substantially all of the assets related to the Large Joints business for approximately €29.7 million in cash, less €8.6 million for net working capital associated with the Large Joints business that will not transfer to Corin upon closing, subject to working capital adjustments and on the terms set forth in the binding offer. Subject to the terms and conditions of the binding offer, including following a consultation process with our employee works council and health and safety committee in France and the issuance or deemed issuance of the opinions of the works council and health and safety committee, we would be able to accept the binding offer and the parties would thereafter execute a business sale agreement, transitional services agreement and supply agreement, among other ancillary agreements required to implement the transaction. The transaction is expected to close by the end of the third quarter or early in the fourth quarter of 2016, subject to customary closing conditions. We determined that the approval of the plan to divest the Large Joints business by the Board of Directors, together with our receipt of the binding offer, meets the criteria for classification as discontinued operations. As such, the financial results of our Large Joints business have been reflected within discontinued operations for all periods presented, unless otherwise noted, and the discussion below is on a continuing operations basis.
On January 9, 2014, legacy Wright completed the sale of its hip and knee (OrthoRecon) business to MicroPort Scientific Corporation (MicroPort). The financial results of the OrthoRecon business have also been reflected within discontinued operations for all periods presented and, unless otherwise noted, the discussion below is on a continuing operations basis.
References in this section to "we," "our" and "us" refer to Wright Medical Group N.V. and its subsidiaries after the Wright/Tornier merger and Wright Medical Group, Inc. and its subsidiaries before the merger. As a result of the Wright/Tornier merger, our fiscal year runs from the first Monday after the last Sunday of December of a year and ends on the last Sunday of December of the following year. Due to this change, our second quarter of operations for 2016 and 2015 ended on June 26 and June 30, respectively.
Executive Overview
Company Description. We are a global medical device company focused on extremities and biologics products. We are committed to delivering innovative, value-added solutions improving quality of life for patients worldwide, and are a recognized leader of surgical solutions for the upper extremities (shoulder, elbow, wrist and hand), lower extremities (foot and ankle) and biologics markets, three of the fastest growing segments in orthopaedics. Our product portfolio consists of the following product categories:

•	Upper extremities, which include joint implants and bone fixation devices for the shoulder, elbow, wrist, and hand;

•	Lower extremities, which include joint implants and bone fixation devices for the foot and ankle;

•	Biologics, which include products used to support treatment of damaged or diseased bone, tendons, and soft tissues or to stimulate bone growth; and

•	Sports medicine and other, which include products used across several anatomic sites to mechanically repair tissue-to-tissue or tissue-to-bone injuries and other ancillary products
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
Our principal upper extremities products include the AEQUALIS ASCEND® and SIMPLICITI® total shoulder replacement systems, the AEQUALIS® REVERSED II™ reversed shoulder system, and the AEQUALIS ASCEND® FLEX™ convertible shoulder system. The SIMPLICITI® is the first minimally invasive, ultra-short stem total shoulder that has been available in certain international markets for a couple of years, but was commercially launched by legacy Tornier on a limited focused basis in the United States late in the second quarter of 2015, after receipt of FDA 510(k) clearance in March 2015. Our principal lower extremities products include the INBONE® and INFINITY® Total Ankle Replacement Systems. We expect to commercially launch our most recent total ankle replacement product, the INVISION™ Total Ankle Revision System, in 2016. Our biologic products use both biological tissue-based and synthetic materials to allow the body to regenerate damaged or diseased bone and to repair damaged or diseased soft tissue. These products aid the body’s natural regenerative capabilities to heal itself, minimizing or delaying the need for invasive implant surgery. The newest addition to our biologics product portfolio is AUGMENT® Bone Graft, which is based on recombinant human platelet-derived growth factor (rhPDGF-BB), a synthetic copy of one of the body’s principal healing agents. FDA approval of AUGMENT® Bone Graft in the United States for ankle and/or hindfoot fusion indications occurred during the third quarter of 2015. Prior to FDA approval, this product was available for sale in Canada for foot and ankle fusion indications and in Australia and New Zealand for hindfoot and ankle fusion indications.
Supplemental Non-GAAP Pro Forma Information. Due to the significance of the legacy Tornier business that is not included in our results of operations for the three and six months ended June 30, 2015 and to supplement our consolidated financial statements prepared in accordance with US GAAP, we use certain non-GAAP financial measures, including combined pro forma net sales. These non-GAAP financial measures are not in accordance with, or an alternative for, GAAP measures and may be different from non-GAAP financial measures used by other companies. In addition, these non-GAAP financial measures are not based on any comprehensive or standard set of accounting rules or principles. Accordingly, the calculation of our non-GAAP financial measures may differ from the definitions of other companies using the same or similar names limiting, to some extent, the usefulness of such measures for comparison purposes. We believe that non-GAAP financial measures have limitations in that they do not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP and that these measures should only be used to evaluate our results of operations in conjunction with the corresponding GAAP measures. See tables below for a reconciliation of our non-GAAP combined pro forma net sales for the three and six months ended June 30, 2015.
Significant Quarterly Business Developments.
In May 2016, we issued new convertible debt, resulting in net cash proceeds of approximately $237.5 million (including the settlement and issuance of associated hedging transactions, and the exchange of certain previously outstanding convertible debt). See Note 6 and Note 9 to our condensed consolidated financial statements for additional information regarding these transactions.
During the second quarter of 2016, our Board of Directors approved a plan to divest legacy Tornier's Large Joints business, and on July 11, 2016, we announced the receipt of a binding offer under which Corin provided us a binding promise to purchase substantially all of the assets related to our Large Joints business for approximately €29.7 million in cash, less €8.6 million for net working capital associated with the Large Joints business that will not transfer to Corin upon closing, subject to working capital adjustments and on the terms set forth in the binding offer. All historical operating results for the Large Joints business, including costs associated with corporate employees and infrastructure to be transferred as a part of the sale, are reflected within discontinued operations in the condensed consolidated statements of operations. Further, all assets and associated liabilities to be transferred to Corin were classified as assets and liabilities held for sale in our unaudited condensed consolidated balance sheet for all periods presented. Following this classification to assets and liabilities held for sale, we recorded a $21.9 million impairment loss within net loss from discontinued operations for the excess of the net carrying value of the assets and liabilities held for sale over the purchase price less estimated adjustments and costs to sell.
During the second and early third quarters of 2016, we believe we made meaningful progress toward resolution of the legacy Wright metal-on-metal hip litigation and the related insurance litigation. In June 2016, we reached a confidential settlement in principle with a subgroup of three insurance carriers.  Settlement discussions with the remaining insurance carriers continue.  In July 2016, we and the plaintiffs continued with ongoing mediation discussions. As a result of the July discussions, we established a reasonably possible loss range applicable to a substantial portion of revision cases of $150 million to $198 million, net of expected recoveries from the insurance settlement.  Accordingly, we have recognized a $150 million charge within discontinued operations in the accompanying condensed consolidated statement of operations.  Settlement discussions with the plaintiffs continue. We are continuing to actively work toward our goal of securing a global settlement, although this is complex and subject to significant uncertainties, which makes the ultimate outcome and precise timing difficult to predict. See Note 13 to our condensed consolidated financial statements for additional discussion.
Net sales increased 112% totaling $171 million in the second quarter of 2016, compared to $80 million in the second quarter of 2015, primarily due to the impact of the Wright/Tornier merger. Net sales in the second quarter of 2016 increased 14% as compared to second quarter 2015 non-GAAP combined pro forma net sales (pro forma net sales), primarily driven by 16% growth in our U.S. businesses.
Our U.S. net sales increased $64 million or 109% in the second quarter of 2016 as compared to the second quarter of 2015, primarily due to the impact of the Wright/Tornier merger. Our U.S. sales in the second quarter of 2016 increased 16% as compared to second quarter 2015 combined pro forma net sales, driven by the continued success of our INFINITY® total ankle replacement system, and the ongoing rollouts of the SIMPLICITI® shoulder system, AEQUALIS ASCEND® FLEXTM convertible shoulder system and our AUGMENT® Bone Graft product.
Our international extremities and biologics net sales increased $27 million or 121% in the second quarter of 2016 as compared to the second quarter of 2015, primarily due to the impact of the Wright/Tornier merger. Our international extremities and biologics net sales in the second quarter of 2016 increased 9% as compared to second quarter 2015 combined pro forma net sales, driven primarily by 9% growth in our European direct markets, 14% growth in Canada, and 10% growth in Australia, partially offset by a $0.4 million unfavorable impact from foreign currency exchange rates.
In the second quarter of 2016, our net loss from continuing operations totaled $42.0 million, compared to a net loss from continuing operations of $37.3 million for the second quarter of 2015. This increase in net loss from continuing operations was primarily driven by:

•	$21.0 million of incremental Corporate expenses, primarily due to expenses from the acquired Tornier business;

•	$10.4 million of incremental amortization of the inventory step-up fair value adjustment associated with the Wright/Tornier merger; and

•
$6.1 million decrease in other (income) expense, net, primarily driven by changes in fair value adjustments associated with derivative assets and liabilities and CVRs, as well as write-offs of unamortized debt discount and deferred financing charges associated with the portion of the 2017 Notes and 2020 Notes that were extinguished.

These were offset by favorable changes in segment operating income, driven primarily by:

•	$15.1 million increase in profitability of our U.S. Upper Extremities segment driven almost entirely by the acquired Tornier business;

•	$11.9 million increase in profitability of our U.S. Lower Extremities and Biologics segment driven by leverage on increased sales, as operating expenses grew at a lower rate than net sales; and

•	$4.7 million increase in profitability of our International Extremities and Biologics segment primarily driven by the acquired Tornier business.
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

Results of Operations
During the second quarter of 2016, our Board of Directors approved a plan to divest the Large Joints business. On July 11, 2016, we announced the receipt of a binding offer under which Corin provided us a binding promise to purchase substantially all of the assets related to the Large Joints business. We determined that the Large Joints business meets the criteria for classification as discontinued operations. As such, the financial results of our Large Joints business have been reflected within discontinued operations for all periods presented and the discussion below is on a continuing operations basis, unless otherwise noted.
Comparison of the three months ended June 26, 2016 to the three months ended June 30, 2015
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

	Three months ended
	June 26, 2016		June 30, 2015
	Amount	% of sales	Amount	% of sales
Net sales	$170,716	100.0%	$80,420	100.0%
Cost of sales [1,2]	49,009	28.7%	21,635	26.9%
Gross profit	121,707	71.3%	58,785	73.1%
Operating expenses:
Selling, general and administrative [1]	136,483	79.9%	82,605	102.7%
Research and development [1]	12,108	7.1%	7,957	9.9%
Amortization of intangible assets	7,484	4.4%	2,565	3.2%
Total operating expenses	156,075	91.4%	93,127	115.8%
Operating loss	(34,368)	(20.1)%	(34,342)	(42.7)%
Interest expense, net	13,024	7.6%	10,959	13.6%
Other income, net	(2,061)	(1.2)%	(8,153)	(10.1)%
Loss from continuing operations before income taxes	(45,331)	(26.6)%	(37,148)	(46.2)%
(Benefit) provision for income taxes	(3,300)	(1.9)%	158	0.2%
Net loss from continuing operations	$(42,031)	(24.6)%	$(37,306)	(46.4)%
Loss from discontinued operations, net of tax	(187,329)		(7,009)
Net loss	$(229,360)		$(44,315)
__________________________

[1]	These line items include the following amounts of non-cash, share-based compensation expense for the periods indicated:

	Three months ended
	June 26, 2016	% of sales	June 30, 2015	% of sales
Cost of sales	$42	—%	$8	—%
Selling, general and administrative	2,852	1.7%	3,046	3.8%
Research and development	162	0.1%	290	0.4%
2 Cost of sales includes amortization of inventory step-up adjustment of $10.4 million for the three months ended June 26, 2016.

The following table sets forth our net sales by product line for the periods indicated (in thousands) and the percentage of year-over-year change:

	Three months ended
	June 26, 2016	June 30, 2015	% change
U.S.
Lower extremities	$52,008	$42,360	22.8%
Upper extremities	49,909	4,175	1,095.4%
Biologics	17,792	11,281	57.7%
Sports med & other	2,164	454	376.7%
Total U.S.	$121,873	$58,270	109.2%

International
Lower extremities	$16,241	$12,600	28.9%
Upper extremities	23,940	2,042	1,072.4%
Biologics	4,867	5,318	(8.5)%
Sports med & other	3,795	2,190	73.3%
Total International	$48,843	$22,150	120.5%

Total net sales	$170,716	$80,420	112.3%
The results of operations discussion that appears below has been presented utilizing a combination of historical unaudited and, where relevant, non-GAAP combined pro forma unaudited information to include the effects on our consolidated financial statements of our acquisition of Tornier, as if we had acquired Tornier as of January 1, 2015. The combined pro forma net sales have been adjusted to reflect a combination of the historical results of operations of Tornier, as adjusted to reflect the effect on our combined net sales of incremental revenues that would have been recognized had Tornier been acquired on January 1, 2015. The combined pro forma net sales have been developed based on available information and upon assumptions that our management believes are reasonable in order to reflect, on a pro forma basis, the impact of the Wright/Tornier merger.
The pro forma financial data is not necessarily indicative of results of operations that would have occurred had the Wright/Tornier merger been consummated at the beginning of the period presented or which might be attained in the future.

The following table reconciles our non-GAAP combined pro forma net sales by product line for the three months ended June 30, 2015 (in thousands):

	Three months ended June 30, 2015

	Standalone Wright Medical Group, Inc.	Standalone Tornier N.V., recast [1]	Discontinued revenues [2]	Non-GAAP combined pro forma net sales
U.S.
Lower extremities	$42,360	$9,518	$(2,930)	$48,948
Upper extremities	4,175	38,525	—	42,700
Biologics	11,281	415	—	11,696
Sports med & other	454	1,606	—	2,060
Total extremities & biologics	58,270	50,064	(2,930)	105,404
Large joint	—	40	(40)	—
Total U.S.	$58,270	$50,104	$(2,970)	$105,404

International
Lower extremities	$12,600	$2,525	$—	$15,125
Upper extremities	2,042	18,316	—	20,358
Biologics	5,318	127	—	5,445
Sports med & other	2,190	1,684	—	3,874
Total extremities & biologics	22,150	22,652	—	44,802
Large joint	—	10,465	(10,465)	—
Total International	$22,150	$33,117	$(10,465)	$44,802

Global
Lower extremities	$54,960	$12,043	$(2,930)	$64,073
Upper extremities	6,217	56,841	—	63,058
Biologics	16,599	542	—	17,141
Sports med & other	2,644	3,290	—	5,934
Total extremities & biologics	80,420	72,716	(2,930)	150,206
Large joint	—	10,505	(10,505)	—
Total sales	$80,420	$83,221	$(13,435)	$150,206
___________________________

[1]
Legacy Tornier product line sales have been recast to reflect the reclassification of cement, instruments and freight from the historical Tornier product line "Large Joints and Other" to the product line associated with those revenues that will be utilized for future revenue reporting.

[2]
To reduce from Tornier’s historical sales the U.S. sales associated with Tornier’s Salto Talaris and Salto XT ankle replacement products and silastic toe replacement products and the global sales associated with Tornier's Large Joints business.

The following table sets forth our 2016 net sales growth rates by product line as compared to our 2015 non-GAAP combined pro forma net sales for the periods indicated (in thousands) and the percentage of year-over-year change:

	Net sales Three months ended June 26, 2016	Non-GAAP combined pro forma net sales Three months ended June 30, 2015	% change
U.S.
Lower extremities	$52,008	$48,948	6.3%
Upper extremities	49,909	42,700	16.9%
Biologics	17,792	11,696	52.1%
Sports med & other	2,164	2,060	5.0%
Total U.S.	$121,873	$105,404	15.6%

International
Lower extremities	$16,241	$15,125	7.4%
Upper extremities	23,940	20,358	17.6%
Biologics	4,867	5,445	(10.6)%
Sports med & other	3,795	3,874	(2.0)%
Total International	$48,843	$44,802	9.0%

Global
Lower extremities	$68,249	$64,073	6.5%
Upper extremities	73,849	63,058	17.1%
Biologics	22,659	17,141	32.2%
Sports med & other	5,959	5,934	0.4%
Total sales	$170,716	$150,206	13.7%
Net sales
U.S. Sales. U.S. net sales totaled $121.9 million in the second quarter of 2016, a 109% increase from $58.3 million in the second quarter of 2015, primarily due to the impact of the Wright/Tornier merger. U.S. net sales in the second quarter of 2016 increased 16% as compared to second quarter 2015 pro forma net sales. U.S. sales represented approximately 71% of total net sales in the second quarter of 2016, compared to 72% of total net sales in the second quarter of 2015.
Our U.S. lower extremities net sales increased to $52.0 million in the second quarter of 2016 from $42.4 million in the second quarter of 2015, representing growth of 23%, driven by continued growth in legacy Wright's lower extremities business, as well as the impact of the Wright/Tornier merger. Our U.S. lower extremities net sales grew 6% in the second quarter of 2016 as compared to second quarter 2015 pro forma net sales. This pro forma net sales growth was driven by 33% net sales growth in our total ankle replacement products, partially offset by a continued decline in sales of legacy Tornier foot and ankle systems due to sales dis-synergies that the legacy Tornier business experienced prior to the closing of the merger.
Our U.S. upper extremities net sales increased to $49.9 million in the second quarter of 2016 from $4.2 million in the second quarter of 2015, representing growth of 1,095%. This growth was driven almost entirely by the impact of the Wright/Tornier merger. Our U.S. upper extremities net sales grew 17% in the second quarter of 2016 as compared to second quarter 2015 pro forma net sales. This pro forma growth was driven by continued success of our AEQUALIS ASCEND® shoulder products, including the AEQUALIS ASCEND® FLEXTM convertible shoulder system, as well as sales from our recently launched SIMPLICITI® shoulder system.
Our U.S. biologics net sales totaled $17.8 million in the second quarter of 2016, representing a 58% increase over the second quarter of 2015. Our U.S. biologics net sales grew 52% in the second quarter of 2016 as compared to second quarter 2015 pro forma net sales, primarily driven by sales of recently launched biologic products, including AUGMENT® Bone Graft, which was commercially launched in the fourth quarter of 2015.

International Sales. Net sales of our extremities and biologics products in our international regions totaled $48.8 million in the second quarter of 2016, a 121% increase from $22.2 million in the second quarter of 2015, primarily due to the impact of the Wright/Tornier merger, as growth in the legacy Wright business was mostly offset by unfavorable foreign currency exchange rates. Our international extremities and biologics net sales in the second quarter of 2016 increased 9% as compared to second quarter 2015 pro forma net sales, and included a $0.4 million unfavorable impact from foreign currency exchange rates (a 1 percentage point unfavorable impact to pro forma sales growth rate).
Our international lower extremities net sales increased 29% to $16.2 million in the second quarter of 2016. Our international lower extremities sales grew 7% in the second quarter of 2016 as compared to second quarter 2015 pro forma net sales, primarily driven by an 11% increase in sales in our direct markets in Europe and a 12% increase in sales in Australia. These increased sales were partially offset by a $0.2 million unfavorable impact from foreign currency exchange rates (a 2 percentage point unfavorable impact to pro forma international lower extremities sales growth rate).
Our international upper extremities net sales increased 1,072% to $23.9 million in the second quarter of 2016 from $2.0 million in the second quarter of 2015, driven entirely by the impact of Wright/Tornier merger. Our international upper extremities net sales grew 18% in the second quarter of 2016 as compared to second quarter 2015 pro forma net sales, driven by a 49% increase in sales to our stocking distributors, partially offset by a $0.1 million unfavorable impact from foreign currency exchange rates (less than 1 percentage point unfavorable impact to pro forma international upper extremities net sales growth rate).
Our international biologics net sales decreased 9% to $4.9 million in the second quarter of 2016 from $5.3 million in the second quarter of 2015. On a pro forma basis, our international biologics net sales decreased 11% in the second quarter of 2016 as compared to the second quarter of 2015. This pro forma decrease in international biologics net sales was primarily attributable to lower levels of sales to stocking distributors, as well as a $0.2 million unfavorable impact from foreign currency exchange rates (a 3 percentage point unfavorable impact to pro forma international biologics sales growth rate), which was partially offset by a 20% increase in Australia driven by increased volume associated with our Augment® products.
Cost of sales
Our cost of sales totaled $49.0 million, or 28.7% of net sales, in the second quarter of 2016, compared to $21.6 million, or 26.9% of net sales, in the second quarter of 2015, representing an increase of 1.8 percentage points as a percentage of net sales. This increase was primarily driven by $10.4 million (6.1% of net sales) of inventory step-up amortization in the second quarter of 2016 associated with inventory acquired from the Wright/Tornier merger, as well as a $2.0 million (1.1% of net sales) provision for excess and obsolete inventory associated product rationalization initiatives, which were mostly offset by favorable absorption of fixed manufacturing expenses and favorable geographic mix.
We anticipate we will continue to record inventory step-up amortization through the end of 2016.
Selling, general and administrative
As a percentage of net sales, selling, general and administrative expenses decreased to 79.9% in the second quarter of 2016, from 102.7% in the second quarter of 2015. The decrease in selling, general and administrative expenses as a percentage of sales was driven primarily by leveraged spending in our U.S. lower extremities segment as expense grew at a significantly lower rate than sales, the addition of the legacy Tornier U.S. upper extremities business with a lower percentage of selling, general and administrative expenses as a percentage of net sales than legacy Wright, and lower levels of corporate spending as a percentage of net sales following the Wright/Tornier merger.
Research and development
Our research and development expense totaled $12.1 million in the second quarter of 2016 compared to $8.0 million in the same quarter of 2015. This increase was almost entirely due to $3.9 million of additional research and development expenses associated with the acquired Tornier business in the second quarter of 2016.
Amortization of intangible assets
Charges associated with amortization of intangible assets totaled $7.5 million in the second quarter of 2016, compared to $2.6 million in the second quarter of 2015. This increase was driven by amortization of intangible assets acquired as part of the Wright/Tornier merger. Based on intangible assets held at June 26, 2016, we expect amortization expense to be approximately $28.6 million for the full year of 2016, $26.5 million in 2017, $21.5 million in 2018, $19.8 million in 2019, and $19.1 million in 2020.
Interest expense, net
Interest expense, net, totaled $13.0 million in the second quarter of 2016 and $11.0 million in the second quarter of 2015. Increased interest expense was driven by the increase in debt outstanding following the issuance of the 2021 Notes in the second quarter of 2016, offset by approximately $0.8 million of interest income following the resolution of an IRS tax audit. Our interest expense in the second quarter of 2016 related primarily to non-cash interest expense associated with the amortization of the discount on the 2021 Notes, 2020 Notes and 2017 Notes of $1.4 million, $6.6 million and $0.4 million, respectively; amortization of deferred financing charges on the 2021 Notes, 2020 Notes, and 2017 Notes totaling $0.9 million; and cash interest expense on the 2021 Notes, 2020 Notes, and 2017 Notes totaling $4.2 million. Our interest expense in the second quarter of 2015 related primarily to non-cash interest expense associated with the amortization of the discount on the 2020 Notes and 2017 Notes of $6.1 million and $0.5 million, respectively, non-cash interest expense associated with the amortization of deferred financing charges on the 2020 Notes and 2017 Notes totaling $0.8 million, as well as cash interest expense primarily associated with the coupon on the 2020 Notes and 2017 Notes totaling $3.5 million.
Other income, net
Other income, net totaled $2.1 million of income in the second quarter of 2016, compared to $8.2 million of income in the same period of 2015. In the second quarter of 2016, other income, net included a gain of $16.6 million for the net mark-to-market adjustments on and settlements of our derivative assets and liabilities. This gain was partially offset by an unrealized loss of $1.4 million for the mark-to-market adjustment on CVRs issued in connection with the acquisition of BioMimetic and a $12.3 million charge for the write-off of unamortized deferred financing fees and debt discount associated with the extinguishment of $45 million of the 2020 Notes and $58 million of the 2017 Notes. In the second quarter of 2015,  other income, net primarily consisted of an unrealized gain of $8.4 million for the mark-to-market adjustment on CVRs issued in connection with the acquisition of BioMimetic.
(Benefit)/provision for income taxes
We recorded a tax benefit of $3.3 million in the second quarter of 2016 and a provision of $0.2 million in the second quarter of 2015. For the second quarter of 2016, we recognized a $2.3 million tax benefit related to the resolution of an IRS tax audit. The remaining tax benefits primarily related to losses in jurisdictions where we do not have a valuation allowance.
Loss from discontinued operations, net of tax
Loss from discontinued operations, net of tax, consists of the operating results for the Large Joints business that was approved to be disposed of by sale to Corin, the impairment loss on the Large Joints assets held for sale, as well as the costs associated with legal defense, income/loss associated with product liability insurance recoveries/denials, and changes to any contingent liabilities associated with the OrthoRecon business that was sold to MicroPort. During the second quarter of 2016, we recognized a $150 million charge as the low-end of a reasonably possible loss range for certain retained metal-on-metal product liability claims associated with the OrthoRecon business (see Note 13 to our condensed consolidated financial statements for further discussion). See Note 4 to our condensed consolidated financial statements for further discussion of our discontinued operations.

Comparison of the six months ended June 26, 2016 to the six months ended June 30, 2015
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

	Six months ended
	June 26, 2016		June 30, 2015
	Amount	% of sales	Amount	% of sales
Net sales	$340,007	100.0%	$158,354	100.0%
Cost of sales [1,2]	95,675	28.1%	40,760	25.7%
Gross profit	244,332	71.9%	117,594	74.3%
Operating expenses:
Selling, general and administrative [1]	271,229	79.8%	164,804	104.1%
Research and development [1]	24,224	7.1%	15,074	9.5%
Amortization of intangible assets	13,941	4.1%	5,179	3.3%
Total operating expenses	309,394	91.0%	185,057	116.9%
Operating loss	(65,062)	(19.1)%	(67,463)	(42.6)%
Interest expense, net	24,878	7.3%	18,608	11.8%
Other (income) expense, net	(3,129)	(0.9)%	(2,841)	(1.8)%
Loss from continuing operations before income taxes	(86,811)	(25.5)%	(83,230)	(52.6)%
(Benefit) provision for income taxes	(4,588)	(1.3)%	324	0.2%
Net loss from continuing operations	$(82,223)	(24.2)%	$(83,554)	(52.8)%
Loss from discontinued operations, net of tax	(195,135)		(10,509)
Net loss	$(277,358)		$(94,063)
___________________________

[1]	These line items include the following amounts of non-cash, share-based compensation expense for the periods indicated:

	Six months ended
	June 26, 2016	% of sales	June 30, 2015	% of sales
Cost of sales	$175	0.1%	$11	—%
Selling, general and administrative	5,902	1.7%	5,118	3.2%
Research and development	296	0.1%	552	0.3%
2 Cost of sales includes amortization of inventory step-up adjustment of $20.6 million for the six months ended June 26, 2016.

The following table sets forth our net sales by product line for the periods indicated (in thousands) and the percentage of year-over-year change:

	Six months ended
	June 26, 2016	June 30, 2015	% change
U.S.
Lower extremities	$107,286	$84,348	27.2%
Upper extremities	99,910	8,049	1,141.3%
Biologics	34,920	22,414	55.8%
Sports med & other	4,301	945	355.1%
Total U.S.	$246,417	$115,756	112.9%

International
Lower extremities	$31,783	$24,396	30.3%
Upper extremities	44,915	3,959	1,034.5%
Biologics	9,065	9,810	(7.6)%
Sports med & other	7,827	4,433	76.6%
Total International	$93,590	$42,598	119.7%

Total net sales	$340,007	$158,354	114.7%
The results of operations discussion that appears below has been presented utilizing a combination of historical unaudited and, where relevant, non-GAAP pro forma unaudited information to include the effects on our consolidated financial statements of our acquisition of Tornier, as if we had acquired Tornier as of January 1, 2015. The combined pro forma net sales have been adjusted to reflect a combination of the historical results of operations of Tornier, as adjusted to reflect the effect on our combined net sales of incremental revenues that would have been recognized had Tornier been acquired on January 1, 2015. The combined pro forma net sales have been developed based on available information and upon assumptions that our management believes are reasonable in order to reflect, on a pro forma basis, the impact of the Wright/Tornier merger.
The pro forma financial data is not necessarily indicative of results of operations that would have occurred had the Wright/Tornier merger been consummated at the beginning of the period presented or which might be attained in the future.

The following table reconciles our non-GAAP combined pro forma net sales by product line for the six months ended June 30, 2015 (in thousands):

	Six months ended June 30, 2015

	Standalone Wright Medical Group, Inc.	Standalone Tornier N.V., recast [1]	Discontinued revenues [2]	Non-GAAP combined pro forma net sales
U.S.
Lower extremities	$84,348	$20,961	$(6,827)	$98,482
Upper extremities	8,049	77,938	—	85,987
Biologics	22,414	878	—	23,292
Sports med & other	945	3,211	—	4,156
Total extremities & biologics	115,756	102,988	(6,827)	211,917
Large joint	—	86	(86)	—
Total U.S.	$115,756	$103,074	$(6,913)	$211,917

International
Lower extremities	$24,396	$5,127	$—	$29,523
Upper extremities	3,959	36,431	—	40,390
Biologics	9,810	243	—	10,053
Sports med & other	4,433	3,867	—	8,300
Total extremities & biologics	42,598	45,668	—	88,266
Large joint	—	22,571	(22,571)	—
Total International	$42,598	$68,239	$(22,571)	$88,266

Global
Lower extremities	$108,744	$26,088	$(6,827)	$128,005
Upper extremities	12,008	114,369	—	126,377
Biologics	32,224	1,121	—	33,345
Sports med & other	5,378	7,078	—	12,456
Total extremities & biologics	158,354	148,656	(6,827)	300,183
Large joint	—	22,657	(22,657)	—
Total sales	$158,354	$171,313	$(29,484)	$300,183
___________________________

[1]
Legacy Tornier product line sales have been recast to reflect the reclassification of cement, instruments and freight from the historical Tornier product line "Large Joints and Other" to the product line associated with those revenues that will be utilized for future revenue reporting.

[2]
To reduce from Tornier’s historical sales the U.S. sales associated with Tornier’s Salto Talaris and Salto XT ankle replacement products and silastic toe replacement product, and the global sales associated with Tornier's Large Joints business.

The following table sets forth our 2016 net sales growth rates by product line as compared to our 2015 non-GAAP combined pro forma net sales for the periods indicated (in thousands) and the percentage of year-over-year change:

	Net sales Six months ended June 26, 2016	Non-GAAP combined pro forma net sales six months ended June 30, 2015	% change
U.S.
Lower extremities	$107,286	$98,482	8.9%
Upper extremities	99,910	85,987	16.2%
Biologics	34,920	23,292	49.9%
Sports med & other	4,301	4,156	3.5%
Total U.S.	$246,417	$211,917	16.3%

International
Lower extremities	$31,783	$29,523	7.7%
Upper extremities	44,915	40,390	11.2%
Biologics	9,065	10,053	(9.8)%
Sports med & other	7,827	8,300	(5.7)%
Total international	$93,590	$88,266	6.0%

Global
Lower extremities	$139,069	$128,005	8.6%
Upper extremities	144,825	126,377	14.6%
Biologics	43,985	33,345	31.9%
Sports med & other	12,128	12,456	(2.6)%
Total sales	$340,007	$300,183	13.3%
Net sales
U.S. Sales. U.S. net sales totaled $246.4 million in the first six months of 2016, a 113% increase from $115.8 million in the first six months of 2015, primarily due to the impact of the Wright/Tornier merger. U.S. net sales in the first six months of 2016 increased 16% as compared to the first six months of 2015 pro forma net sales. U.S. sales represented approximately 72% of total net sales in the first six months of 2016, compared to 73% of total net sales in the first six months of 2015.
International Sales. International net sales totaled $93.6 million in the first six months of 2016, a 120% increase from $42.6 million in the first six months of 2015, primarily due to the impact of the Wright/Tornier merger. Our international extremities and biologics net sales in the first six months of 2016 increased 6% as compared to the first six months of 2015 pro forma net sales, and included a $2.1 million unfavorable impact from foreign currency exchange rates (a 2 percentage point unfavorable impact to pro forma sales growth rate).
Cost of sales
Our cost of sales as a percentage of net sales increased to 28.1% in the first six months of 2016, as compared to 25.7% in the first six months of 2015. This increase was primarily driven by $20.6 million (6.0% of net sales) of inventory step-up amortization in the first six months of 2016 associated with inventory acquired from the Wright/Tornier merger, as increased provisions for excess and obsolete inventory and inventory losses were more than offset by favorable absorption of fixed manufacturing expenses.
Operating expenses
As a percentage of net sales, operating expenses decreased to 91.0% in the first six months of 2016, compared to 116.9% in the first six months of 2015. This decrease was driven primarily by the decrease in spending on due diligence, transition and transaction costs, which were higher in the first six months of 2015 due to the then pending Wright/Tornier merger, as well as leveraging of corporate expenses following the merger.

(Benefit)/provision for income taxes
We recorded an income tax benefit of $4.6 million in the first six months of 2016, compared to a tax provision of $0.3 million in the first six months of 2015. Our 2016 tax benefit includes a $2.3 million tax benefit related to the resolution of an IRS tax audit, as well as benefits primarily related to losses in jurisdictions where we do not have a valuation allowance.
Loss from discontinued operations, net of tax
Loss from discontinued operations, net of tax, consists of the operating results for the Large Joints business that was approved to be disposed of by sale to Corin, the impairment loss on the Large Joints assets held for sale, as well as the costs associated with legal defense, income/loss associated with product liability insurance recoveries/denials, and changes to any contingent liabilities associated with the OrthoRecon business that was sold to MicroPort. During the second quarter of 2016, we recognized a $150 million charge as the low-end of a reasonably possible loss range for certain retained metal-on-metal product liability claims associated with the OrthoRecon business (see Note 13 to our condensed consolidated financial statements for further discussion). See Note 4 to our condensed consolidated financial statements for further discussion of our discontinued operations.

Reportable Segments
The following tables set forth, for the periods indicated, net sales and operating income (loss) of our reportable segments expressed as dollar amounts (in thousands) and as a percentage of net sales:

	Three Months Ended June 26, 2016
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics
Net sales	$70,645	$51,228	$48,843
Operating income	$18,968	$16,849	$2,208
Operating income as a percent of net sales	26.8%	32.9%	4.5%

	Three Months Ended June 30, 2015
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics
Net sales	$54,096	$4,174	$22,150
Operating income (loss)	$7,111	$1,763	$(2,443)
Operating income (loss) as a percent of net sales	13.1%	42.2%	(11.0)%

	Six Months Ended June 26, 2016
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics
Net sales	$143,905	$102,512	$93,590
Operating income	$39,833	$34,135	$3,785
Operating income as a percent of net sales	27.7%	33.3%	4.0%

	Six Months Ended June 30, 2015
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics
Net sales	$107,708	$8,048	$42,598
Operating income (loss)	$11,950	$3,376	$(5,098)
Operating income (loss) as a percent of net sales	11.1%	41.9%	(12.0)%

Operating income of our U.S. lower extremities and biologics segment increased $11.9 million and $27.9 million for the three and six months ended June 26, 2016, respectively, as compared to the three and six months ended June 30, 2015, respectively. This increase was driven by leveraging expenses, as sales increased at a higher rate than operating expenses.
Operating income of our U.S. upper extremities segment increased $15.1 million and $30.8 million for the three and six months ended June 26, 2016, respectively, as compared to the three and six months ended June 30, 2015, respectively. This increase was driven almost entirely by the acquired Tornier business.
Operating income of our International extremities and biologics segment increased $4.7 million and $8.9 million for the three and six months ended June 26, 2016, respectively, as compared to the three and six months ended June 30, 2015, respectively. This increase was primarily driven by the acquired Tornier business.
See “Results of Operations-Comparison of the three months ended June 26, 2016 to the three months ended June 30, 2015-Net sales”  and "Results of Operations-Comparison of the six months ended June 26, 2016 to the six months ended June 30, 2015 -Net sales" for a discussion of the various factors impacting the net sales of our reporting segments for the three and six months ended June 26, 2016 compared to the three and six months ended June 30, 2015.

Liquidity and Capital Resources
The following table sets forth, for the periods indicated, certain liquidity measures (in thousands):

	June 26, 2016	December 27, 2015
Cash and cash equivalents	$326,251	$139,804
Working capital	385,162	352,946
Cash and cash equivalents and working capital increased due to the convertible debt activities in the second quarter of 2016. See Note 9 for additional discussion of these activities.
Operating Activities. Cash used in operating activities totaled $23.3 million and $51.0 million in the first six months of 2016 and 2015, respectively. The decrease in cash used in operating activities in the first six months of 2016 compared to the first six months of 2015 was due to improved cash profitability, partially offset by unfavorable changes in working capital due to timing of payments for accrued liabilities.
Investing Activities. Our capital expenditures totaled $24.8 million and $25.8 million in the first six months of 2016 and 2015, respectively. Historically, our capital expenditures have consisted principally of surgical instrumentation, purchased manufacturing equipment, research and testing equipment, and computer systems. We expect to incur capital expenditures of approximately $43 million in 2016.
Financing Activities. During the first six months of 2016, cash provided by financing activities totaled $238.0 million, compared to $276.3 million in the six months of 2015. The cash provided by financing activities in both periods is primarily attributable to the proceeds received from the issuance of convertible notes, partially offset by the partial settlement of previously outstanding convertible notes (see Note 6 to our condensed consolidated financial statements for further discussion).
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
Discontinued Operations. Cash flows from discontinued operations are combined with cash flows from continuing operations in the consolidated statements of cash flows. During the first six months of 2016 and 2015, cash used in discontinued operations was approximately $15.8 million and $8.8 million, respectively, for legal defense costs and settlement of product liabilities associated with our former OrthoRecon operations, partially offset in 2016 by $4.1 million of cash provided by operations of the Large Joints business. We do not expect that the future cash outflows from discontinued operations, including the payment of retained liabilities of the OrthoRecon business, will have an impact on our ability to meet contractual cash obligations and fund our working capital requirements, operations, and anticipated capital expenditures.
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
In connection with the Wright/Tornier merger, we acquired IPRD technology related to three projects that had not yet reached technological feasibility as of the merger date. These projects included PerFORM Rev/Rev+, AEQUALIS® Adjustable Reversed Ext (AARE) (re-branded in 2016 to AEQUALIS® Flex Revive), and PerFORM+ that were assigned fair values of $14.5 million, $2.1 million, and $0.4 million, respectively, on the acquisition date.
The current IPRD projects we acquired in our BioMimetic acquisition and the Wright/Tornier merger are as follows:

•
AUGMENT® Injectable Bone Graft (Augment Injectable) combines rhPDGF-BB with an injectable bone matrix, and is targeted to be used in either open (surgical) treatment of fusions and fractures or closed (non-surgical) or minimally invasive treatment of fractures. AUGMENT® Injectable can be injected into a fusion or fracture site during an open surgical procedure, or it can be injected through the skin into a fracture site, in either case locally delivering rhPDGF-BB to promote fusion or fracture repair. Our initial clinical development program for AUGMENT® Injectable has focused on securing regulatory approval for open indications in the United States and in several markets outside the United States. We currently estimate it could take one to three years to complete this project. We have incurred expenses of approximately $4.3 million for AUGMENT® Injectable since the date of acquisition and $0.3 million in the quarter ended June 26, 2016. We are currently evaluating future costs related to AUGMENT® Injectable following the recent FDA approval of AUGMENT®.

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

•
AEQUALIS® Flex Revive (previously AEQUALIS® Adjustable Reversed Ext (AARE)) will ultimately be our second-generation revision product, with an improved implant that is convertible and addresses more indications, and a revamped instrument set that includes universal extraction instrumentation. The implants in this system are complete from a design standpoint, have regulatory approval, and are being sold using a previous generation of instrumentation in a limited capacity. The instruments for the new revision system are currently in design phase. We have an anticipated completion date in 2017 and project cost to complete is estimated to be less than $1 million. However, the risks and uncertainties associated with completion are dependent upon testing validations and FDA clearance.

Other Liquidity Information. We have historically funded our cash needs through various equity and debt issuances and through cash flow from operations.
In May 2016, we issued $395 million aggregate principal amount of the 2021 Notes, which, after consideration of the exchange of approximately $54 million principal amount of the 2017 Notes and $45 million principal amount of the 2020 Notes, generated net proceeds of approximately $237.5 million. In connection with the offering of the 2021 Notes, we entered into convertible note hedging transactions with two counterparties. We also entered into warrant transactions in which we sold stock warrants for an aggregate of 18.5 million ordinary shares to these two counterparties. We used approximately $45 million of the net proceeds from the offering to pay the cost of the convertible note hedging transactions (after such cost was partially offset by the proceeds we received from the sale of the warrants).
In February 2015, WMG issued $632.5 million of the 2020 Notes, which generated net proceeds of approximately $613 million. In connection with the offering of the 2020 Notes, WMG entered into convertible note hedging transactions with three counterparties. WMG also entered into warrant transactions in which WMG sold stock warrants for an aggregate of 20,489,142 shares of WMG common stock to these three counterparties. WMG used approximately $58 million of the net proceeds from the offering to pay the cost of the convertible note hedging transactions (after such cost was partially offset by the proceeds we received from the sale of the warrants). WMG also used approximately $292 million of the net proceeds from the offering to repurchase approximately $240 million aggregate principal amount of outstanding 2017 Notes in privately negotiated transactions.  On November 24, 2015, we entered into a supplemental indenture to the indenture governing the 2020 Notes which provided for, among other things, our full and unconditional guarantee, on a senior unsecured basis, of all of WMG's obligations relating to the 2020 Notes and to make certain other adjustments to the terms of the indenture to give effect to the Wright/Tornier merger. Also on November 24, 2015, we assumed the stock warrants initially issued by WMG in connection with the 2020 Note offering.

Although it is difficult for us to predict our future liquidity requirements, we believe that our cash balance of approximately $326.3 million as of June 26, 2016 will be sufficient for the next 12 months to fund our working capital requirements and operations, permit anticipated capital expenditures in 2016 of approximately $43 million, pay retained liabilities of the OrthoRecon business, and meet our anticipated contractual cash obligations in 2016. However, our future funding requirements will depend on many factors, including our future net sales and expenses.
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
We intend to use our cash balance and any additional financing to fund integration costs associated with the Wright/Tornier merger, to fund growth opportunities for our extremities and biologics business, and to pay retained liabilities of the OrthoRecon business.

Critical Accounting Policies and Estimates
Information on judgments related to our most critical accounting policies and estimates is discussed in "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates" of our Annual Report on Form 10-K for the year ended December 27, 2015 filed with the SEC on February 23, 2016. Certain of our more critical accounting estimates require the application of significant judgment by management in selecting the appropriate assumptions in determining the estimate. By their nature, these judgments are subject to an inherent degree of uncertainty. We develop these judgments based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers, and information available from other outside sources, as appropriate. Actual results may differ from these judgments under different assumptions or conditions. Different, reasonable estimates could have been used for the current period. Additionally, changes in accounting estimates are reasonably likely to occur from period to period. Both of these factors could have a material impact on the presentation of our financial condition, changes in financial condition or results of operations.
There have been no material changes to our critical accounting policies and estimates discussed in "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates" of our Annual Report on Form 10-K for the year ended December 27, 2015, except for the following additional disclosure under our "Discontinued operations" policy.
Discontinued operations. During the second quarter of 2016, our Board of Directors approved a plan to divest the Large Joints business, representing substantially all of our Large Joints reportable segment. On July 11, 2016, we announced the receipt of a binding offer under which Corin provided us a binding promise to purchase substantially all of the assets related to the Large Joints business for approximately €29.7 million in cash, less €8.6 million for net working capital associated with the Large Joints business that will not transfer to Corin upon closing, subject to working capital adjustments and on the terms set forth in the binding offer. Subject to the terms and conditions of the binding offer, including a consultation process with our employee works council and health and safety committee in France and the issuance or deemed issuance of the opinions of the works council and health and safety committee, we would be able to accept the binding offer and the parties would thereafter execute a business sale agreement, transitional services agreement and supply agreement, among other ancillary agreements required to implement the transaction. Services to be provided under the transitional services agreement and supply agreement are expected to commence on the effective date of the sale transaction and are expected to terminate within 24 months after the effective date. The transaction is expected to close by the end of the third quarter or early in the fourth quarter of 2016, subject to customary closing conditions.
We determined that the Large Joints business meets the criteria for classification as discontinued operations. All historical operating results for the Large Joints business, including costs associated with corporate employees and infrastructure to be transferred as a part of the sale, are reflected within discontinued operations in the condensed consolidated statements of operations. Further, all assets and associated liabilities to be transferred to Corin were classified as assets and liabilities held for sale in our condensed consolidated balance sheets for all periods presented. We recognized an impairment loss on held for sale classification of $21.9 million, before the effect of income taxes, in the second quarter of 2016, based on the difference between the net carrying value of the assets and liabilities held for sale and the purchase price, less estimated adjustments and costs to sell. This loss was recorded within Net loss from discontinued operations in the accompanying condensed consolidated statements of operations.
All current operating results for the Large Joints business are reflected within discontinued operations in the condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk
Our exposure to interest rate risk arises principally from the interest rates associated with our invested cash balances. On June 26, 2016, we had invested short-term cash and cash equivalents of approximately $326.3 million for the combined business. We believe that a 10 basis point change in interest rates is reasonably possible in the near term. Based on our current level of investment, an increase or decrease of 10 basis points in interest rates would have an annual impact of approximately $0.3 million to our interest income.
Equity Price Risk
The 2017 Notes include conversion and settlement provisions that are based on the price of our ordinary shares and prior to the Wright/Tornier merger, WMG common stock, at conversion or at maturity of the notes. On February 13, 2015, WMG issued $632.5 million of the 2020 Notes, which generated net proceeds of approximately $613 million. Approximately $292 million of the net proceeds from the 2020 Notes offering were used to repurchase approximately $240 million aggregate principal amount of the 2017 Notes in privately negotiated transactions. In addition, all of the 2017 Notes Hedges were settled and all of the warrants associated with the 2017 Notes were repurchased, generating net proceeds of approximately $10 million. On May 20, 2016, we issued $395 million aggregate principal amount of the 2021 Notes. Concurrently with the issuance and sale of the 2021 Notes, certain holders of $54.4 million aggregate principal amount of the 2017 Notes exchanged their 2017 Notes for the 2021 Notes. Approximately $3.7 million of the net proceeds from the 2021 Notes offering were subsequently used to repurchase approximately $3.6 million aggregate principal amount of the 2017 Notes in privately negotiated transactions. As of June 26, 2016, we had approximately $2 million in outstanding debt under the 2017 Notes. The following table shows the amount of cash that we would be required to provide holders of the 2017 Notes upon maturity assuming various closing prices of our ordinary shares at the date of maturity:

Share price		Cash payment in excess of principal (in thousands)
$27.98	(10% greater than conversion price)	$203
$30.53	(20% greater than conversion price)	$405
$33.07	(30% greater than conversion price)	$608
$35.62	(40% greater than conversion price)	$811
$38.16	(50% greater than conversion price)	$1,013
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

(in thousands)
	Fair value of security given a 10% decrease in share price	Fair value of security as of June 26, 2016	Fair value of security given a 10% increase in share price
2017 Notes Conversion Derivative (Liability)	34	61	101
The 2020 Notes include conversion and settlement provisions that are based on the price of our ordinary shares at conversion or at maturity of the notes. In addition, the hedges and warrants associated with these convertible notes also include settlement provisions that are based on the price of our ordinary shares. The amount of cash we may be required to pay, or the number of shares we may be required to provide to note holders at conversion or maturity of these notes, is determined by the price of our ordinary shares. The amount of cash that we may receive from hedge counterparties in connection with the related hedges and the number of shares that we may be required to provide warrant counterparties in connection with the related warrants are also determined by the price of our ordinary shares.
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

Share price		Shares (in thousands)
$42.68	(10% greater than strike price)	1,533
$46.56	(20% greater than strike price)	2,811
$50.44	(30% greater than strike price)	3,892
$54.32	(40% greater than strike price)	4,818
$58.20	(50% greater than strike price)	5,621
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

(in thousands)
	Fair value of security given a 10% decrease in share price	Fair value of security as of June 26, 2016	Fair value of security given a 10% increase in share price
2020 Notes Hedges (Asset)	$24,586	$33,421	$43,603
2020 Notes Conversion Derivative (Liability)	$27,718	$39,435	$53,253
The 2021 Notes include conversion and settlement provisions that are based on the price of our ordinary shares at conversion or at maturity of the notes. In addition, the hedges and warrants associated with these convertible notes also include settlement provisions that are based on the price of our ordinary shares. The amount of cash we may be required to pay, or the number of shares we may be required to provide to note holders at conversion or maturity of these notes, is determined by the price of our ordinary shares. The amount of cash that we may receive from hedge counterparties in connection with the related hedges and the number of shares that we may be required to provide warrant counterparties in connection with the related warrants are also determined by the price of our ordinary shares.
Upon the expiration of our warrants issued in connection with the 2021 Notes, we will issue ordinary shares to the purchasers of the warrants to the extent the price of our ordinary shares exceeds the warrant strike price of $30.00 at that time. The following table shows the number of shares that we would issue to warrant counterparties at expiration of the warrants assuming various closing prices of our ordinary shares on the date of warrant expiration:

Share price		Shares (in thousands)
$33.00	(10% greater than strike price)	1,681
$36.00	(20% greater than strike price)	3,082
$39.00	(30% greater than strike price)	4,268
$42.00	(40% greater than strike price)	5,284
$45.00	(50% greater than strike price)	6,164
The fair value of the 2021 Notes Conversion Derivative and the 2021 Notes Hedge is directly impacted by the price of our ordinary shares. We entered into the 2021 Notes Hedges in connection with the issuance of the 2021 Notes with the option counterparties. The 2021 Notes Hedges, which are cash-settled, are intended to reduce our exposure to potential cash payments that we are required to make upon conversion of the 2021 Notes in excess of the principal amount of converted notes if our ordinary share price exceeds the conversion price. The following table presents the fair values of the 2021 Notes Conversion Derivative and 2021 Notes Hedge as a result of a hypothetical 10% increase and decrease in the price of our ordinary shares. We believe that a 10% change in our share price is reasonably possible in the near term:

(in thousands)
	Fair value of security given a 10% decrease in share price	Fair value of security as of June 26, 2016	Fair value of security given a 10% increase in share price
2021 Notes Hedges (Asset)	$67,537	$84,306	$102,334
2021 Notes Conversion Derivative (Liability)	$66,168	$86,427	$108,516

Foreign Currency Exchange Rate Fluctuations
Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our financial results. Approximately 29% and 28% of our net sales were from international sales for the three months ended June 26, 2016 and June 30, 2015, respectively, and 28% and 27% of our net sales were from international sales for the six months ended June 26, 2016 and June 30, 2015, respectively. We expect that foreign sales will continue to represent a similarly significant percentage of our net sales in the future. Cost of sales related to these sales are primarily denominated in U.S. dollars; however, operating costs related to these sales are largely denominated in the same respective currencies, thereby partially limiting our transaction risk exposure. For sales not denominated in U.S. dollars, an increase in the rate at which a foreign currency is exchanged for U.S. dollars will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases, if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and our competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our prices not being competitive in a market where business is transacted in the local currency.
As discussed in Note 6 to the condensed consolidated financial statements, we enter into certain short-term derivative financial instruments in the form of foreign currency forward contracts. These forward contracts are designed to mitigate our exposure to currency fluctuations in our intercompany balances denominated currently in Euros, British pounds, and Canadian dollars. Any change in the fair value of these forward contracts as a result of a fluctuation in a currency exchange rate is expected to be offset by a change in the value of the intercompany balance.
Other
As of June 26, 2016, we had outstanding $2.0 million, $587.5 million, and $395 million principal amount of our 2017, 2020, and 2021 Notes, respectively. We carry these instruments at face value less unamortized discount on our condensed consolidated balance sheets. Since these instruments bear interest at a fixed rate, we have no financial statement risk associated with changes in interest rates. However, the fair value of these instruments fluctuates when interest rates change, and when the market price of our ordinary shares fluctuates. We do not carry the 2017, 2020, and 2021 Notes at fair value, but present the fair value of the principal amount of our 2017, 2020, and 2021 Notes for disclosure purposes.

ITEM 4. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 26, 2016 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 26, 2016.
Changes in Internal Control Over Financial Reporting
During the three month period ended June 26, 2016, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting, except for changes that we made to continue to incorporate the internal control over financial reporting of legacy Tornier with and into our internal control over financial reporting.

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
Patent Litigation
In 2011, Howmedica Osteonics Corp. and Stryker Ireland, Ltd. (collectively, Stryker), each a subsidiary of Stryker Corporation, filed a lawsuit against us in the United States District Court for the District of New Jersey alleging that we infringed Stryker's U.S. Patent No. 6,475,243 related to our LINEAGE® Acetabular Cup System and DYNASTY® Acetabular Cup System. The lawsuit seeks an order of infringement, injunctive relief, unspecified damages, and various other costs and relief. On July 9, 2013, the Court issued a claim construction ruling. On November 25, 2014, the Court entered judgment of non-infringement in our favor. On January 7, 2015, Stryker filed a notice of appeal to the Court of Appeals for the Federal Circuit. The Court of Appeals heard oral argument on December 10, 2015 and, on May 12, 2016, upheld the lower court’s decision. Stryker subsequently filed a combined petition for rehearing with the Court of Appeals, which was denied.
In 2012, Bonutti Skeletal Innovations, LLC (Bonutti) filed a patent infringement lawsuit against us in the United States Court for the District of Delaware. Subsequently, Inter Partes Review (IPR) of the Bonutti patents was sought before the U.S. Patent and

Trademark Office. On April 7, 2014, the Court stayed the case pending outcome of the IPR. Bonutti originally alleged that the Link Sled Prosthesis infringes U.S. Patent 6,702,821. The Link Sled Prosthesis is a product we distributed under a distribution agreement with LinkBio Corp, which expired on December 31, 2013. In January 2013, Bonutti amended its complaint, alleging that the ADVANCE® knee system, including ODYSSEY® instrumentation, infringes U.S. Patent 8,133,229, and that the ADVANCE® knee system, including ODYSSEY® instrumentation and PROPHECY® guides, infringes U.S. Patent 7,806,896, which was issued on October 5, 2010. All of the claims of the asserted patents are directed to surgical methods for minimally invasive surgery. As a result of the arguments submitted in the IPR, Bonutti abandoned the claims subject to the IPR from U.S. Patent 8,133,229, leaving one claim from U.S. Patent 7,806,896 still pending before the Patent Office Board that administers IPRs. On February 18, 2015, the Patent Office Board held that remaining claim invalid. Following the conclusion of the IPRs, the District Court lifted the stay. On May 13, 2016, we entered into a Settlement and Patent License Agreement with Bonutti and MicroPort for an immaterial amount, pursuant to which Bonutti agreed to dismiss the case with prejudice and granted to us and MicroPort fully paid-up licenses to Bonutti patents. The case was formally dismissed with prejudice on May 27, 2016.
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
In June 2013, Anglefix, LLC filed suit in the United States District Court for the Western District of Tennessee, alleging that our ORTHOLOC® products infringe Anglefix’s asserted patent. On April 14, 2014, we filed a request for IPR with the U.S. Patent and Trademark Office. In October 2014, the Court stayed the case pending outcome of the IPR. On June 30, 2015, the Patent Office Board entered judgment in our favor as to all patent claims at issue in the IPR. Following the conclusion of the IPR, the District Court lifted the stay, and we have been continuing with our defense as to remaining patent claims asserted by Anglefix. On June 27, 2016, the Court granted in part our motion for summary judgment on Anglefix’s lack of standing and gave Anglefix 30 days to join the University of North Carolina (UNC) as a co-plaintiff in the lawsuit. On July 25, 2016, Anglefix filed a motion asking the Court to accept a waiver of claims by UNC as a substitute for joining UNC as a co-plaintiff in the lawsuit. We intend to oppose this motion. The case is stayed, and the pending motions for summary judgment will not be addressed, until the issue of UNC’s joinder is resolved.
In February 2014, Biomedical Enterprises, Inc. filed suit against Solana Surgical, LLC (Solana) in the United States District Court for the Western District of Texas alleging Solana's FuseForce Fixation system infringes U.S. Patent No. 8,584,853 entitled “Method and Apparatus for an Orthopedic Fixation System.” On February 20, 2015, Solana filed a request for IPR with the U.S. Patent and Trademark Office. On February 27, 2015, Biomedical Enterprises filed an amended complaint to add WMG and WMT as parties to the litigation. On April 3, 2015, the parties filed a stipulation of dismissal without prejudice as to us. On August 10, 2015, the Patent Office Review Board initiated IPR as to all challenged patent claims. The Patent Office Board heard oral argument in the IPR proceeding on February 17, 2016. On May 4, 2016 the Patent Office Board issued an order finding that the contested claims were not unpatentable. We appealed this decision. On June 6, 2016, the date on which the trial before the District Court was scheduled to begin, we reached a settlement in principle with Biomedical Enterprises. On July 1, 2016, we entered into a Settlement and Patent License Agreement with Biomedical Enterprises pursuant to which Biomedical Enterprises agreed to dismiss the lawsuit with prejudice and we received a worldwide, non-exclusive license to Biomedical Enterprise’s patents. The case was formally dismissed with prejudice on July 6, 2016. We do not consider the settlement amount to be material.
On September 23, 2014, Spineology filed a patent infringement lawsuit, Case No. 0:14-cv-03767, in the United States District Court in Minnesota, alleging that our X-REAM® bone reamer infringes U.S. Patent No. RE42,757 entitled “EXPANDABLE REAMER.”  In January 2015, on the deadline for service of its complaint, Spineology dismissed its complaint without prejudice and filed a new, identical complaint. We filed an answer to the new complaint with the Court on April 27, 2015 and discovery is underway. The Court conducted a Markman hearing on March 23, 2016 and has not yet issued a ruling. The case is scheduled for mediation on August 11, 2016.
On March 1, 2016, Musculoskeletal Transplant Foundation (MTF) filed suit against Solana and WMT in the United States District Court for the District of New Jersey alleging that the TenFUSE PIP product infringes U.S. Patent No. 6,432,436 entitled “Partially Demineralized Cortical Bone Constructs.” On May 25, 2016, we agreed to waive service of MTF’s complaint. We continue to investigate MTF’s allegations and our answer to MTF’s complaint is due on August 8, 2016.
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
There are other individual lawsuits related to metal-on-metal hip products pending in various state courts. As of June 26, 2016, there were 1,167 such lawsuits pending in the MDL and JCCP, and an additional 26 cases pending in various state courts. We have also entered into 896 so-called "tolling agreements" with potential claimants who have not yet filed suit. There are also 40 non-U.S. lawsuits presently pending. We believe we have data that supports the efficacy and safety of our metal-on-metal hip products. While continuing to dispute liability, we have participated in court supervised non-binding mediation in the multi-district federal court litigation and expect to begin similar mediation in the JCCP.
The first bellwether trial in the MDL commenced on November 9, 2015 in Atlanta, Georgia. On November 24, 2015, the jury returned a verdict in favor of the plaintiff and awarded the plaintiff $1 million in compensatory damages and $10 million in punitive damages. We believe there were significant trial irregularities and vigorously contested the trial result. On December 28, 2015, we filed a post-trial motion for judgment as a matter of law or, in the alternative, for a new trial or a reduction of damages awarded. On April 5, 2016, the trial judge issued an order reducing the punitive damage award from $10 million to $1.1 million, but otherwise denied our motion. On May 4, 2016, we filed a notice of appeal with the United States Court of Appeals for the Eleventh Circuit. In light of the trial judge’s April 5th order, we recorded an accrual for this verdict in the amount of $2.1 million within “Accrued expenses and other current liabilities,” and a $2.1 million receivable associated with the probable recovery from product liability insurance is reflected within “Other current assets.”
The supervising judge in the JCCP has set a trial date of October 31, 2016, for the first bellwether trial in California. The parties are currently in an expert discovery and pre-trial procedure phase.
We have received claims for personal injury against us associated with fractures of our PROFEMUR® long titanium modular neck product (Titanium Modular Neck Claims). As of June 26, 2016, there were 49 pending U.S. lawsuits and 49 pending non-U.S. lawsuits alleging such claims.
We are aware that MicroPort has recalled certain sizes of its cobalt chrome modular neck products as a result of alleged fractures. As of June 26, 2016, there were four pending U.S. lawsuits and five pending non-U.S. lawsuits against us alleging personal injury resulting from the fracture of a cobalt chrome modular neck.
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
Insurance Litigation
In June 2014, St. Paul Surplus Lines Insurance Company (Travelers), which was an excess carrier in our coverage towers across multiple policy years, filed a declaratory judgment action in Tennessee state court naming us and certain of our other insurance carriers as defendants and asking the Court to rule on the rights and responsibilities of the parties with regard to the CONSERVE® Claims. Among other things, Travelers appears to dispute our contention that the CONSERVE® Claims arise out of more than a single occurrence thereby triggering multiple policy periods of coverage.  Travelers further seeks a determination as to the applicable policy period triggered by the alleged single occurrence.  We filed a separate lawsuit in state court in California for declaratory judgment against certain carriers and breach of contract against the primary carrier, and have moved to dismiss or stay the Tennessee action on a number of grounds, including that California is the most appropriate jurisdiction. During the third quarter of 2014, the California Court granted Travelers' motion to stay our California action. On April 29, 2016, we filed a dispositive motion seeking partial judgment in our favor in the Tennessee action. On June 10, 2016, Travelers withdrew its motion for summary judgment in the Tennessee action.
In May 2015, we entered into confidential settlement discussions with our insurance carriers through a private mediator. During the second quarter of 2016, confidential coverage mediation with our insurance carriers continued. In June 2016, we reached a settlement in principle with a subgroup of three carriers.
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
MicroPort Indemnification Claim
On October 27, 2015, MicroPort filed a lawsuit in the United States District Court for the District of Delaware against Wright Medical Group N.V. alleging that we breached the indemnification provisions of the asset purchase agreement by failing to indemnify MicroPort for alleged damages arising out of certain pre-closing matters and for breach of certain representations and warranties. The complaint includes claims relating to MicroPort’s recall of certain of its cobalt chrome modular neck products, and seeks damages in an unspecified amount plus attorneys’ fees and costs, as well as declaratory judgment. On January 4, 2016, we filed an answer to the complaint and also filed a counterclaim seeking declaratory judgment and indemnification and other damages in an unspecified amount from MicroPort. On April 28, 2016, we entered into a mutual settlement agreement with MicroPort pursuant to which the lawsuit, including all claims and counterclaims that were brought in the lawsuit, was dismissed with prejudice. The settlement agreement resolved all known issues between the parties. We do not consider the settlement amount to be material. The case was formally dismissed with prejudice on May 20, 2016.
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
On March 2, 2015, the Delaware Chancery Court consolidated the Delaware Actions, specifically Paul Parshall v. Wright Medical Group, Inc., et al., C.A. No. 10400-CB, and Anthony Marks as Trustee for Marks Clan Super v. Wright Medical Group, Inc., et al., C.A. No. 10706-CB, under the caption In re Wright Medical Group, Inc. Stockholders Litigation, C.A. No. 10400-CB (Consolidated Delaware Action). A later-filed case, Michael Prince v. Robert J. Palmisano, et al., C.A. No. 10829-CB, was also made part of the Consolidated Delaware Action by order dated May 22, 2015. On April 8, 2016, the Delaware Chancery Court entered a Stipulated Order dismissing the Consolidated Delaware Action as moot, with prejudice as to Plaintiffs’ claims, and without prejudice as to other members of the putative class. The court retained jurisdiction to hear any mootness fee application that plaintiffs in the Consolidated Delaware Action may choose to file. In lieu of such application, the parties to the Consolidated Delaware Action subsequently agreed that we would pay $250,000 directly to Plaintiffs’ counsel in full satisfaction of Plaintiffs’ claim for attorneys’ fees and expenses in the action. The Court of Chancery has not been asked to review, and will pass no judgment on, the payment of a fee or its reasonableness. We have been advised that the costs associated with the Consolidated Delaware Action will be covered by relevant insurance.
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

ITEM 1A. RISK FACTORS.
There have been no material changes to the risk factors that were discussed in "Part I, Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 27, 2015, as filed with the SEC on February 23, 2016, other than the new and updated risk factors below.
To the extent transition activities related to the proposed sale of our large joints business divert management attention from ongoing operations, this could have an adverse effect on our business which could be exacerbated if the proposed transaction does not close or is delayed.
On July 8, 2016, we entered into a binding offer letter with Corin Orthopaedics Holdings Limited (Corin) pursuant to which Corin provided us a binding promise to purchase substantially all of the assets related to our France based large joints business for approximately € 29.7 million in cash, less €8.6 million for net working capital associated with the Large Joints business that will not transfer to Corin upon closing, subject to adjustments and on the terms set forth in the letter. Subject to the terms and conditions of the letter, including obtaining approval or deemed approval from our employee works council and health and safety committee in France, we would be able to accept the binding offer and the parties would thereafter execute a business sale agreement, transitional services agreement, supply agreement and other ancillary agreements required to effectuate the transaction. The transaction is expected to close by the end of the third quarter or early in the fourth quarter of 2016, subject to customary closing conditions.
Whether or not the transaction is completed, the announcement and pendency of the transaction could cause disruptions in or otherwise negatively impact our business and operating results. For example, the attention of our management and employees may be directed toward completion of the transaction, transaction-related considerations and our post-closing obligations and may be diverted from the day-to-day operations and pursuit of other opportunities that could be beneficial to our business. In addition, our post-closing obligations under the transitional services agreement and supply agreement will require us to dedicate substantial resources, personnel and manufacturing capacity that may add costs to our ongoing business and could cause us to incur unanticipated costs and liabilities.
No assurance can be provided that the transaction will close or that the transaction will close in the anticipated timeframe or on the exact terms contemplated in the binding offer. We have incurred and expect to continue to incur significant costs and expenses associated with the transaction and would remain liable for these costs and expenses in the event the transaction did not close. Additionally, in the event the transaction does not close, under certain circumstances, we may be required to reimburse Corin’s reasonable costs up to €500,000.

In addition, if the transaction does not close, it is possible the large joints business could decrease in value due to the above described business and employee distractions associated with sale and transition activities.
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

In addition, on June 23, 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union, commonly referred to as “Brexit.” As a result of the referendum, negotiations are expected to commence to determine the future terms of the United Kingdom’s relationship with the European Union, including the terms of trade between the United Kingdom and the European Union. Although it is unknown what those terms will be, it is possible that there will be greater restrictions on the movement of goods and people between the United Kingdom and European Union countries and increased regulatory complexities, which could affect our ability to sell our products in certain European Union countries. Brexit could adversely affect European and worldwide economic and market conditions and could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the British pound and Euro. In addition, other European countries may seek to conduct referenda with respect to continuing membership with the European Union. We do not know to what extent these changes will impact our business. Any of these effects of Brexit, and others that we cannot anticipate, could adversely affect our business, operations and financial results.
Since we conduct operations through U.S. operating subsidiaries, not only are we subject to the laws of non-U.S. jurisdictions, but we also are subject to U.S. laws governing our activities in foreign countries, such as the FCPA, as well as various import-

export laws, regulations, and embargoes. If our business activities were determined to violate these laws, regulations, or rules, we could suffer serious consequences.
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
We have a significant amount of indebtedness, including $2.0 million in aggregate principal with additional accrued interest under WMG’s 2.00% cash convertible senior notes due 2017 (2017 Notes), $587.5 million in aggregate principal with additional accrued interest under WMG’s 2.00% cash convertible senior notes due 2020, which Wright Medical Group N.V. has guaranteed (2020 Notes), and $395.0 million in aggregate principal with additional accrued interest under our 2.25% cash convertible senior notes due 2021(2021 Notes, together with the 2017 Notes and 2020 Notes, the Notes). Our ability to make payments on, and to refinance, our indebtedness, including the Notes, and our ability to fund planned capital expenditures, contractual cash obligations, research and development efforts, working capital, acquisitions, and other general corporate purposes depends on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors, some of which are beyond our control. If we do not generate sufficient cash flow from operations or if future borrowings are not available to us in an amount sufficient to pay our indebtedness, including payments of principal upon conversion of outstanding Notes or on their respective maturity dates or in connection with a transaction involving us that constitutes a fundamental change under the respective indenture governing the Notes, or to fund our liquidity needs, we may be forced to refinance all or a portion of our indebtedness, including the Notes, on or before the maturity dates thereof, sell assets, reduce or delay capital expenditures, seek to raise additional capital, or take other similar actions. We may not be able to execute any of these actions on commercially reasonable terms or at all. Our ability to refinance our indebtedness will depend on our financial condition at the time, the restrictions in the instruments governing our indebtedness, and other factors, including market conditions. In addition, in the event of a default under the Notes, the holders and/or the trustee under the indentures governing the Notes may accelerate payment obligations under the Notes, which could have a material adverse effect on our business, financial condition, and operating results. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance or restructure our obligations on commercially reasonable terms or at all, would likely have an adverse effect, which could be material, on our business, financial condition, and operating results.
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
In connection with the issuance of the 2020 Notes, WMG entered into hedge transactions with various financial institutions with the objective of reducing the potential dilutive effect of issuing WMG common stock upon conversion of the 2020 Notes and the potential cash outlay from the cash conversion of the 2020 Notes. WMG also entered into separate warrant transactions with the same financial institutions. These hedge and warrant transactions were subject to certain modifications as a result of the consummation of the Wright/Tornier merger. In connection with the issuance of the 2021 Notes, we also entered into hedge transactions with various financial institutions with the objective of reducing the potential dilutive effect of issuing our ordinary shares upon conversion of the 2021 Notes and the potential cash outlay from the cash conversion of the 2021 Notes. We also entered into separate warrant transactions with the same financial institutions.
In connection with the hedge and warrant transactions associated with the 2020 Notes, these financial institutions purchased WMG common stock in secondary market transactions and entered into various over-the-counter derivative transactions with respect to WMG common stock. As a result of the completion of the Wright/Tornier merger, the WMG common stock converted into our ordinary shares. In connection with the hedge and warrant transactions associated with the 2021 Notes, these financial institutions purchased our ordinary shares in secondary market transactions and entered into various over-the-counter derivative transactions with respect to our ordinary shares. These entities or their affiliates are likely to modify their hedge positions from time to time prior to conversion or maturity of the 2020 Notes and 2021 Notes by purchasing and selling our ordinary shares, other of our securities, or other instruments they may wish to use in connection with such hedging. Any of these transactions and activities could adversely affect the value of our ordinary shares and, as a result, the number and value of the ordinary shares holders will receive upon conversion of the 2020 Notes and 2021 Notes. In addition, subject to movement in the price of our ordinary shares, if the hedge transactions settle in our favor, we could be exposed to credit risk related to the other party with respect to the payment we are owed from such other party. If any of the participants in the hedge transactions is unwilling or unable to perform its obligations for any reason, we would not be able to receive the benefit of such transaction. We cannot provide any assurances as to the financial stability or viability of any of the participants in the hedge transactions.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5. OTHER INFORMATION.
On August 2, 2016, we provided an update on our Consolidated Delaware Action, which is included under “Legal Proceedings” in Part II Item 1 of this Quarterly Report on Form 10-Q.

ITEM 6. EXHIBITS.

(a)	Exhibits.
A list of exhibits is set forth on the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
August 2, 2016

WRIGHT MEDICAL GROUP N.V.
By:	/s/ Robert J. Palmisano
Robert J. Palmisano
President and Chief Executive Officer
(principal executive officer)

By:	/s/ Lance A. Berry
Lance A. Berry
Senior Vice President and Chief Financial Officer
(principal financial officer)

WRIGHT MEDICAL GROUP N.V.
EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10‑Q
FOR THE QUARTER ENDED JUNE 26, 2016

Exhibit No.	Exhibit	Method of Filing
3.1	Articles of Association of Wright Medical Group N.V.	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 1, 2016 (File No. 001-35065)
4.1	Indenture, dated as of May 20, 2016, between Wright Medical Group N.V. and The Bank of New York Mellon Trust Company, N.A. (including the form of the 2.25% Cash Convertible Senior Note due 2021)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 25, 2016 (File No. 001-35065)
10.1	Form of Exchange/Subscription Agreement, dated as of May 12, 2016, between Wright Medical Group N.V. and Each Investor Party Thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 18, 2016 (File No. 001-35065)
10.2	Form of Subscription Agreement, dated as of May 12, 2016, between Wright Medical Group N.V. and Each Investor Party Thereto	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 18, 2016 (File No. 001-35065)
10.3	Call Option Transaction Confirmation, dated as of May 12, 2016, between Wright Medical Group N.V. and JPMorgan Chase Bank, National Association	Filed herewith
10.4	Call Option Transaction Confirmation, dated as of May 12, 2016, between Wright Medical Group N.V. and Bank of America, N.A.	Filed herewith
10.5	Warrants Confirmation, dated as of May 12, 2016, between Wright Medical Group N.V. and JPMorgan Chase Bank, National Association	Filed herewith
10.6	Warrants Confirmation, dated as of May 12, 2016, between Wright Medical Group N.V. and Bank of America, N.A.	Filed herewith
10.7
Form of Partial Termination Confirmation among Wright Medical Group N.V., Wright Medical Group, Inc. and each of JPMorgan Chase Bank, National Association, Wells Fargo Bank, National Association and Deutsch Bank AG, London Branch

Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (with respect to Item 1.01) as filed with the Securities and Exchange Commission on June 16, 2016 (File No. 001-35065)

10.8	Resignation Agreement dated June 10, 2016 between Wright Medical Group N.V. and Terry M. Rich
Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (with respect to Item 5.02) as filed with the Securities and Exchange Commission on June 16, 2016 (File No. 001-35065)

10.9*	Commercial Supply Agreement dated March 29, 2016 between BioMimetic Therapeutics, LLC and FUJIFILM Diosynth Biotechnologies U.S.A., Inc.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 7, 2016 (File No. 001-35065)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002	Filed herewith

Exhibit No.	Exhibit	Method of Filing
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002	Furnished herewith
101
The following materials from Wright Medical Group N.V.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 26, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of June 26, 2016 and December 27, 2015, (ii) the Consolidated Statements of Operations for the three and six months ended June 26, 2016 and June 30, 2015, (iii) the Consolidated Statements of Comprehensive Loss for the three and six months ended June 26, 2016 and June 30, 2015, (iv) the Consolidated Statements of Cash Flows for the six months ended June 26, 2016 and June 30, 2015, and (v) Notes to Consolidated Financial Statements
Filed herewith

*
Portions of this exhibit have been redacted and are subject to an order granting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended (File No. 001-35065, CF #33696). The redacted material was filed separately with the Securities and Exchange Commission.