Form 10-Q
period 2016-09-25
Wright Medical Group N.V.
filed 2016-11-02
CIK 1492658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of October 31, 2016, there were 103,308,869 ordinary shares outstanding.

WRIGHT MEDICAL GROUP N.V.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 25, 2016

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

•
risks associated with the merger between Tornier N.V. (Tornier or legacy Tornier) and Wright Medical Group, Inc. (WMG or legacy Wright), including the failure to realize intended benefits and anticipated synergies and cost-savings from the transaction or delay in realization thereof; our businesses may not be combined successfully, or such combination may take longer, be more difficult, time-consuming or costly to accomplish than expected; and business disruption after the transaction, including adverse effects on employee retention, our sales and distribution channel, especially in light of territory transitions, and business relationships with third parties;

•	risks associated with the divestiture of the U.S. rights to certain of legacy Tornier's ankle and silastic toe replacement products;

•	liability for product liability claims on hip/knee (OrthoRecon) products sold by legacy Wright prior to the divestiture of the OrthoRecon business;

•
risks and uncertainties associated with the recent metal-on-metal master settlement agreement and the settlement agreement with the three insurance companies, including without limitation, the final settlement amount and the final number of claims settled under the master settlement agreement, the possibility that the 95% opt-in requirement may not be achieved, the resolution of the remaining unresolved claims, the effect of the broad release of certain insurance coverage for present and future claims, and the resolution of WMT’s dispute with the remaining carriers;

•	failure to realize the anticipated benefits from previous acquisitions and dispositions;

•	adverse outcomes in existing product liability litigation;

•	new product liability claims;

•	inadequate insurance coverage;

•	copycat claims against our modular hip systems resulting from a competitor’s recall of its modular hip product;

•
the ability of a creditor of any one particular entity within our corporate structure to reach the assets of the other entities within our corporate structure not liable for the underlying claims of the one particular entity, despite our corporate structure which is intended to ring-fence liabilities;

•	failure to obtain anticipated commercial sales of our AUGMENT® Bone Graft in the United States;

•	challenges to our intellectual property rights or inability to defend our products against the intellectual property rights of others;

•	adverse effects of diverting resources and attention to transition services provided to the purchaser of our large joints business;

•	failures of, interruptions to, or unauthorized tampering with, our information technology systems;

•	failure or delay in obtaining FDA or other regulatory approvals for our products;

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

For more information regarding these and other uncertainties and factors that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements or otherwise could materially adversely affect our business, financial condition, or operating results, see “Part I. Item 1A. Risk Factors” of our most recent Annual Report on Form 10-K and "Part II. Item 1A. Risk Factors" of this report. The risks and uncertainties described above and in “Part I. Item 1A. Risk Factors” of our most recent Annual Report on Form 10-K and "Part II. Item 1A. Risk Factors" of this report are not exclusive and further information concerning us and our business, including factors that potentially could materially affect our business, operating results or financial condition, may emerge from time to time. We assume no obligation to update, amend, or clarify forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. We advise you, however, to consult any further disclosures we make on related subjects in our future Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K we file with or furnish to the SEC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited).
Wright Medical Group N.V. Condensed Consolidated Balance Sheets (In thousands, except share data) (unaudited)

	September 25, 2016	December 27, 2015
Assets:
Current assets:
Cash and cash equivalents	$314,314	$139,804
Accounts receivable, net	121,794	131,050
Inventories	170,819	210,701
Prepaid expenses	10,533	14,923
Other current assets	100,169	44,919
Current assets held for sale	21,805	18,487
Total current assets	739,434	559,884

Property, plant and equipment, net	211,096	224,256
Goodwill	855,800	866,989
Intangible assets, net	247,771	250,928
Deferred income taxes	2,777	2,580
Other assets [1]	259,448	137,174
Non-current assets held for sale	—	31,683
Total assets [1]	$2,316,326	$2,073,494
Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$25,181	$30,904
Accrued expenses and other current liabilities	399,985	171,171
Current portion of long-term obligations	4,117	2,171
Current liabilities held for sale	2,049	2,692
Total current liabilities	431,332	206,938

Long-term debt and capital lease obligations [1]	769,333	561,201
Deferred income taxes	28,611	41,755
Other liabilities	341,945	208,574
Total liabilities [1]	1,571,221	1,018,468
Commitments and contingencies (Note 13)
Shareholders’ equity:
Ordinary shares, €0.03 par value, authorized: 320,000,000 shares; issued and outstanding: 103,225,384 shares at September 25, 2016 and 102,672,678 shares at December 27, 2015	3,809	3,790
Additional paid-in capital	1,901,386	1,835,586
Accumulated other comprehensive income (loss)	1,279	(10,484)
Accumulated deficit	(1,161,369)	(773,866)
Total shareholders’ equity	745,105	1,055,026
Total liabilities and shareholders’ equity [1]	$2,316,326	$2,073,494

[1]	The prior period debt issuance costs were reclassified to account for adoption of ASU 2015-03 and ASU 2015-15 (See Note 2).
The accompanying notes are an integral part of these condensed consolidated financial statements.

Wright Medical Group N.V. Condensed Consolidated Statements of Operations (In thousands, except per share data) (unaudited)

	Three months ended		Nine months ended
	September 25, 2016	September 30, 2015	September 25, 2016	September 30, 2015
Net sales	$157,332	$80,139	$497,339	$238,493
Cost of sales [1,2]	46,149	23,052	141,824	63,812
Gross profit	111,183	57,087	355,515	174,681
Operating expenses:
Selling, general and administrative [1]	129,840	85,997	401,069	250,801
Research and development [1]	12,481	9,570	36,705	24,644
Amortization of intangible assets	7,466	2,562	21,407	7,741
Total operating expenses	149,787	98,129	459,181	283,186
Operating loss	(38,604)	(41,042)	(103,666)	(108,505)
Interest expense, net	16,795	11,185	41,673	29,793
Other (income) expense, net	(365)	10,236	(3,494)	7,395
Loss from continuing operations before income taxes	(55,034)	(62,463)	(141,845)	(145,693)
(Benefit) provision for income taxes	(2,325)	187	(6,913)	511
Net loss from continuing operations	$(52,709)	$(62,650)	$(134,932)	$(146,204)
Loss from discontinued operations, net of tax	$(57,436)	$(36,211)	$(252,571)	$(46,720)
Net loss	$(110,145)	$(98,861)	$(387,503)	$(192,924)

Net loss from continuing operations per share (Note 12): [3]
Basic	$(0.51)	$(1.19)	$(1.31)	$(2.78)
Diluted	$(0.51)	$(1.19)	$(1.31)	$(2.78)

Net loss per share (Note 12): [3]
Basic	$(1.07)	$(1.87)	$(3.77)	$(3.67)
Diluted	$(1.07)	$(1.87)	$(3.77)	$(3.67)

Weighted-average number of ordinary shares outstanding-basic [3]	103,072	52,750	102,854	52,607
Weighted-average number of ordinary shares outstanding-diluted [3]	103,072	52,750	102,854	52,607
___________________________

[1]	These line items include the following amounts of non-cash, share-based compensation expense for the periods indicated:

	Three months ended		Nine months ended
	September 25, 2016	September 30, 2015	September 25, 2016	September 30, 2015
Cost of sales	$146	$17	$321	$28
Selling, general and administrative	3,168	1,777	9,070	6,895
Research and development	214	231	510	783

[2]	Cost of sales includes amortization of inventory step-up adjustment of $10.3 million and $30.9 million for the three and nine months ended September 25, 2016, respectively.

[3]	The prior period weighted-average shares outstanding and net loss per share amounts were converted to meet post-merger valuations as described within Note 12.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Wright Medical Group N.V.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(unaudited)

	Three months ended		Nine months ended
	September 25, 2016	September 30, 2015	September 25, 2016	September 30, 2015
Net loss	$(110,145)	$(98,861)	$(387,503)	$(192,924)

Other comprehensive income (loss):
Changes in foreign currency translation	4,480	(1,581)	11,763	(7,293)
Other comprehensive income (loss)	4,480	(1,581)	11,763	(7,293)

Comprehensive loss	$(105,665)	$(100,442)	$(375,740)	$(200,217)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wright Medical Group N.V. Condensed Consolidated Statements of Cash Flows (In thousands) (unaudited)

	Nine months ended
	September 25, 2016	September 30, 2015
Operating activities:
Net loss	$(387,503)	$(192,924)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	42,066	16,966
Share-based compensation expense	9,901	7,706
Amortization of intangible assets	21,746	7,741
Amortization of deferred financing costs and debt discount	28,676	20,175
Deferred income taxes	(9,534)	2
Provision for excess and obsolete inventory [1]	16,171	10,926
Non-cash loss on extinguishment of debt	12,343	24,746
Amortization of inventory step-up adjustment [1]	34,346	69
Non-cash adjustment to derivative fair values	(26,460)	(12,022)
Impairment loss on large joints assets held for sale (Note 4)	21,876	—
Mark-to-market adjustment for CVRs (Note 6)	8,968	(7,290)
Reduction of insurance receivable	—	25,000
Provision for metal-on-metal product liability loss (Note 13)	188,732	—
Other	3,494	4,765
Changes in assets and liabilities (net of acquisitions):
Accounts receivable	9,900	2,878
Inventories [1]	(3,662)	(33,779)
Prepaid expenses and other current assets	20,066	(2,872)
Accounts payable	(6,659)	1,866
Accrued expenses and other liabilities	(9,820)	12,191
CVR payment in excess of value assigned as part of PPA	—	(27,983)
Net cash used in operating activities	(25,353)	(141,839)
Investing activities:
Capital expenditures	(37,800)	(34,013)
Acquisition of businesses	—	(4,905)
Purchase of intangible assets	(4,761)	(82)
Sales and maturities of available-for-sale marketable securities	—	2,566
Net cash used in investing activities	(42,561)	(36,434)
Financing activities:
Issuance of ordinary shares	5,654	3,084
Proceeds from convertible senior notes	395,000	632,500
Redemption of convertible senior notes	(102,974)	(240,000)
Payment of notes premium	(1,619)	(49,152)
Proceeds from stock warrants	54,629	86,400
Payment of notes hedge option	(99,816)	(144,843)
Repurchase of stock warrants	(3,319)	(59,803)
Proceeds from notes hedge option	3,892	69,764
Payments of deferred financing costs and equity issuance costs	(8,318)	(20,081)
Proceeds from issuance of other long-term debt	821	—
Payment of contingent consideration	(664)	(70,120)
Payments of capital lease obligations and other borrowings	(1,822)	(530)
Net cash provided by financing activities	241,464	207,219

Effect of exchange rates on cash and cash equivalents	960	(1,837)

Wright Medical Group N.V. Consolidated Statements of Cash Flows (Continued) (In thousands)

	Nine months ended
	September 25, 2016	September 30, 2015
Net increase in cash and cash equivalents	174,510	27,109

Cash and cash equivalents, beginning of period	139,804	227,326

Cash and cash equivalents, end of period	$314,314	$254,435

[1]	The prior period balances were revised to show separate presentation related to provision for excess and obsolete inventory and amortization of inventory step-up adjustment.

The accompanying notes are an integral part of these condensed consolidated financial statements.

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
Upon completion of the merger between Wright Medical Group, Inc. (legacy Wright or WMG) and Tornier N.V. (legacy Tornier) (the Wright/Tornier merger or merger) effective October 1, 2015, Robert J. Palmisano, former President and Chief Executive Officer (CEO) of legacy Wright, became President and CEO of the combined company, and Lance A. Berry, former Senior Vice President (SVP) and Chief Financial Officer (CFO) of legacy Wright, became SVP and CFO. Immediately upon completion of the merger, legacy Wright shareholders owned approximately 52% of the combined company and legacy Tornier shareholders owned approximately 48% of the combined company, and our board of directors was comprised of five representatives from legacy Wright’s board of directors and five representatives from legacy Tornier’s board of directors. In connection with the merger, the trading symbol for our ordinary shares changed from “TRNX” to “WMGI.” Because of these and other facts and circumstances, the merger was accounted for as a “reverse acquisition” under generally accepted accounting principles in the United States (US GAAP), and as such, legacy Wright was considered the acquiring entity for accounting purposes. Therefore, legacy Wright’s historical results of operations replaced legacy Tornier’s historical results of operations for all periods prior to the merger. More specifically, the accompanying condensed consolidated financial statements for periods prior to the merger are those of legacy Wright and its subsidiaries, and for periods subsequent to the merger also include legacy Tornier and its subsidiaries.
Our fiscal year runs from the first Monday after the last Sunday of December of a year and ends on the last Sunday of December of the following year, and generally consists of four 13-week quarters. Prior to the merger, our fiscal year ended December 31 each year.
The condensed consolidated financial statements and accompanying notes present our consolidated results for each of the three and nine months ended September 25, 2016 and September 30, 2015.
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
Reclassifications. Certain prior period amounts on the balance sheet and the statement of cash flows have been reclassified to conform to the current period presentation.
Discontinued Operations. On October 21, 2016, pursuant to the previously disclosed binding offer letter, dated as of July 8, 2016, Tornier SAS (Tornier France), Corin Orthopaedics Holdings Limited (Corin), and certain other entities related to Tornier France and Corin entered into a business sale agreement (Sale Agreement) and simultaneously completed and closed the sale of our business operations operating under the large joints operating segment. Pursuant to the terms of the Sale Agreement, Tornier France sold substantially all of our assets related to our hip and knee, or large joints, business (the Large Joints Business) to Corin for approximately €29.7 million in cash, less approximately €10.6 million for net working capital adjustments and subject to certain other closing adjustments.
All historical operating results for the Large Joints Business are reflected within discontinued operations in the unaudited condensed consolidated statements of operations. Further, all assets and associated liabilities transferred to Corin were classified as assets and liabilities held for sale on our condensed consolidated balance sheets for all periods presented. See Note 4 for further discussion of discontinued operations. Other than the discontinued operations discussed in Note 4, unless otherwise stated, all discussion of assets and liabilities in these notes to the condensed consolidated financial statements reflects the assets and liabilities held and used in our continuing operations, and all discussion of revenues and expenses reflects those associated with our continuing operations.
Shipping and Handling Costs. We incur shipping and handling costs associated with the shipment of goods to customers, independent distributors, and our subsidiaries. Amounts billed to customers for shipping and handling of products are included in net sales. Costs incurred related to shipping and handling of products to customers are included in selling, general and administrative expenses. These amounts totaled $5.2 million and $12.7 million for the three and nine months ended September 25, 2016, respectively, and $1.9 million and $6.0 million for the three and nine months ended September 30, 2015, respectively. All other shipping and handling costs are included in cost of sales.
Recent Accounting Pronouncements. On May 28, 2014 and August 12, 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2014-09 and 2015-14, Revenue from Contracts with Customers, respectively, which supersede virtually all existing revenue recognition guidance under US GAAP. The ASU provides a five-step model for revenue recognition that companies will apply to recognize revenue in a manner that reflects the timing of the transfer of services to customers and that the amount of revenue recognized reflects the consideration that a company expects to receive for the goods and services provided. The ASU will be effective for us beginning in fiscal year 2018. We are in the initial phases of our adoption plans and; accordingly, we are unable to estimate any effect this may have on our financial statements.
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
On September 25, 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments to simplify the accounting for measurement-period adjustments. The ASU, which is part of the FASB’s simplification initiative, was issued in response to stakeholder feedback that restatements of prior periods to reflect adjustments made to provisional amounts recognized in a business combination increase the cost and complexity of financial reporting but do not significantly improve the usefulness of the information. Under this ASU, an acquirer must recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined and must present these amounts separately on the face of the income statement or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

amounts had been recognized as of the acquisition date. We adopted ASU 2015-16 in the first quarter of 2016 and have recognized adjustments to provisional amounts in the period they were determined as discussed in Note 3.
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
On August 26, 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which amends the guidance in ASC 230 on the classification of certain cash receipts and payments in the statement of cash flows. The primary purpose of the ASU is to reduce the diversity in practice that has resulted from the lack of consistent principles on this topic. The ASU’s amendments add or clarify guidance on eight cash flow issues, including debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, and proceeds from the settlement of insurance claims. The guidance in the ASU is effective for us beginning in 2018 with early adoption permitted. We are in the initial phases of our adoption plans and; accordingly, we are unable to estimate any effect this may have on our financial statements.

3. Acquisition and Disposition
Wright/Tornier Merger
On October 1, 2015, we completed the Wright/Tornier merger. Immediately upon completion of the merger, legacy Wright shareholders owned approximately 52% of the combined company and legacy Tornier shareholders owned approximately 48% of the combined company. Effective upon completion of the merger, we have operated under the leadership of the legacy Wright management team and our board of directors was comprised of five representatives from legacy Wright’s board of directors and five representatives from legacy Tornier’s board of directors. Because of these and other facts and circumstances, the merger was accounted for as a “reverse acquisition” under US GAAP. As such, legacy Wright was considered the acquiring entity for accounting purposes; and therefore, legacy Wright’s historical results of operations replaced legacy Tornier’s historical results of operations for all periods prior to the merger. As part of the merger, each legacy Wright share was converted into the right to receive 1.0309 ordinary shares of the combined company. The Wright/Tornier merger added legacy Tornier’s complementary extremities product portfolio to further accelerate growth opportunities in our global extremities business. The results of operations of both companies are included in our condensed consolidated financial statements for all periods after completion of the merger.
The acquired business contributed net sales of $66.9 million and $222.3 million and operating loss of $16.9 million and $26.7 million to our condensed consolidated results of operations for the three and nine months ended September 25, 2016, respectively.
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

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The following presents the allocation of the purchase consideration to the assets acquired and liabilities assumed on October 1, 2015 (in thousands):

Cash and cash equivalents	$30,117
Accounts receivable	63,797
Inventories	138,659
Other current assets	9,256
Property, plant and equipment, net	122,927
Intangible assets, net	213,600
Deferred income taxes	1,399
Other assets	8,658
Total assets acquired	588,413
Current liabilities	(101,623)
Long-term debt	(79,554)
Deferred income taxes	(31,878)
Other non-current liabilities	(8,434)
Total liabilities assumed	(221,489)
Net assets acquired	366,924

Goodwill	667,311

Total purchase consideration	$1,034,235
We made various changes to the purchase allocation during the measurement period. These changes were recorded in the reporting period in which the adjustment amounts were determined in accordance with ASU 2015-16.
During the three months ended March 27, 2016, we revised the opening balances of current liabilities and goodwill acquired as part of the Wright/Tornier merger by $0.6 million.
During the three months ended June 26, 2016, we revised the opening balances of intangible assets, accounts receivable, inventories, current liabilities, and goodwill acquired as part of the Wright/Tornier merger based on new information that existed as of the acquisition date. As a result of the completion of the valuation of acquired intangible assets by our third-party valuation firm, we increased the opening balance of acquired intangible assets by $9.4 million, with a corresponding decrease to goodwill. This allocation adjustment resulted in an increase to amortization expense of $0.3 million for the six months ended June 26, 2016, of which $0.1 million related to each of the previous two quarters. We also revised the opening balance of acquired working capital accounts by a net decrease of $0.5 million, with a corresponding increase to goodwill.
During the three months ended September 25, 2016, as a result of the finalization of the valuation of acquired intangible assets by tax jurisdiction, we reduced the opening balance of deferred income taxes by $4.7 million, with a corresponding decrease to goodwill. This allocation adjustment resulted in a $0.4 million decrease to our income tax benefit for the nine months ended September 25, 2016. We revised the opening balance of property, plant, and equipment by $0.2 million with a corresponding increase to goodwill. The decrease in property, plant, and equipment resulted in an immaterial impact to depreciation expense. We also revised the opening balance of acquired working capital accounts by a net increase of $2.1 million, with a corresponding decrease to goodwill, primarily due to the completion of our assessment on inventory and current liabilities. The purchase price allocation is now considered final.
The acquisition was recorded by allocating the costs of the net assets acquired based on their estimated fair values at the acquisition date. Trade receivables and payables, as well as certain other current and non-current assets and liabilities, were valued at the existing carrying values as they represented the fair value of those items at the acquisition date, based on management’s judgments and estimates. Trade receivables included gross contractual amounts of $73.9 million and our best estimate of $10.1 million which represents contractual cash flows not expected to be collected at the acquisition date.
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
The assets acquired in connection with the acquisition of Tornier and included in the above allocation of the purchase consideration include, among other assets, assets associated with legacy Tornier's Large Joints Business. As described in more detail in Note 4, on October 21, 2016, pursuant to the previously disclosed binding offer letter, dated as of July 8, 2016, Tornier France, Corin, and certain other entities related to us and Corin entered into a Sale Agreement and simultaneously completed and closed the sale of our Large Joints Business. Pursuant to the terms of the Sale Agreement, we sold substantially all of our assets related to our Large Joints Business to Corin for approximately €29.7 million in cash, less approximately €10.6 million for net working capital adjustments and certain other closing adjustments.
Pro Forma Condensed Combined Financial Information
The following pro forma combined financial information (in thousands) summarizes the results of operations for the periods indicated as if the Wright/Tornier merger had been completed as of January 1, 2015.

	Three months ended		Nine months ended
	September 25, 2016	September 30, 2015	September 25, 2016	September 30, 2015
Net sales	$157,332	$144,795	$497,339	$444,978
Net loss from continuing operations	(43,648)	(89,380)	(110,828)	(217,653)
The pro forma net loss for the three and nine months ended September 30, 2015 includes approximately $3.3 million and $6.8 million, respectively, of non-recurring merger-related transaction expenses.
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
Divestiture of Certain Legacy Tornier Ankle Replacement and Toe Assets
On October 1, 2015, simultaneous with the completion of the Wright/Tornier merger, we completed the divestiture of the U.S. rights to legacy Tornier's SALTO TALARIS® and SALTO TALARIS® XT™ line of ankle replacement products and line of silastic toe replacement products, among other assets, for cash. We retained the right to sell these products outside the United States for up to 20 years unless the purchaser exercises an option to purchase the ex-United States rights to the products. The completion of the asset divestiture was subject to and contingent upon the completion of the Wright/Tornier merger and we believe was necessary in order to obtain U.S. Federal Trade Commission approval of the Wright/Tornier merger. As these assets were not part of Wright/Tornier merger, they were not part of the purchase allocation.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

4. Discontinued Operations
Large Joints Business
On October 21, 2016, pursuant to the previously disclosed binding offer letter dated as of July 8, 2016, Tornier France, Corin, and certain other entities related to us and Corin entered into a Business Sale Agreement and simultaneously completed and closed the sale of our Large Joints Business. Pursuant to the terms of the Sale Agreement, we sold substantially all of our assets related to our Large Joints Business to Corin for approximately €29.7 million in cash, less approximately €10.6 million for net working capital adjustments. Upon closing, the parties also executed a transitional services agreement and supply agreement, among other ancillary agreements required to implement the transaction. These agreements are on arm’s length terms and are not expected to be material to our financial statements.
We determined that the Large Joints Business meets the criteria for classification as discontinued operations. All historical operating results for the Large Joints Business, including costs associated with corporate employees and infrastructure to be transferred as a part of the sale, are reflected within discontinued operations in the condensed consolidated statements of operations. Further, all assets and associated liabilities transferred to Corin were classified as assets and liabilities held for sale in our condensed consolidated balance sheets for all periods presented. We recognized an impairment loss on assets held for sale of $21.9 million, before the effect of income taxes, in the second quarter of 2016, based on the difference between the net carrying value of the assets and liabilities held for sale and the purchase price, less estimated adjustments and costs to sell. This loss was recorded within Net loss from discontinued operations in the accompanying condensed consolidated statements of operations for the nine months ended September 25, 2016.
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

	Three months ended	Nine months ended
	September 25, 2016	September 25, 2016
Net sales	$7,320	$29,220
Cost of sales	4,348	15,708
Selling, general and administrative	4,897	15,069
Other	396	1,630
Loss from discontinued operations before income taxes	(2,321)	(3,187)
Impairment loss on assets held for sale, before income taxes	—	(21,876)
Total loss from discontinued operations before income taxes	(2,321)	(25,063)
Benefit for income taxes	(759)	(5,529)
Total loss from discontinued operations, net of tax	$(1,562)	$(19,534)
Net loss from discontinued operations per share (Note 12):
Basic	$(0.02)	$(0.19)
Diluted	$(0.02)	$(0.19)

Weighted-average number of ordinary shares outstanding-basic	103,072	102,854
Weighted-average number of ordinary shares outstanding-diluted	103,072	102,854

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The following table summarizes the assets and liabilities held for sale (in thousands):

	September 25, 2016	December 27, 2015
Assets:
Inventories, net	$13,836	$18,408
Prepaid expenses	81	79
Property, plant and equipment, net	15,060	16,513
Goodwill	8,466	9,355
Intangible assets, net	6,238	5,815
Impairment loss on assets held for sale	(21,876)	—
Total assets held for sale	$21,805	$50,170

Liabilities:
Other current liabilities	$2,049	$2,692
Total liabilities held for sale	$2,049	$2,692
Cash provided by operating activities from the Large Joints Business totaled $3.0 million for the nine months ended September 25, 2016.
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
All current and historical operating results for the OrthoRecon business are reflected within discontinued operations in the condensed consolidated financial statements. The following table summarizes the results of discontinued operations for the OrthoRecon business (in thousands, except per share data):

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Three months ended		Nine months ended
	September 25, 2016	September 30, 2015	September 25, 2016	September 30, 2015
Net sales	$—	$—	$—	$—
Selling, general and administrative	55,874	36,211	233,037	46,720
Loss from discontinued operations before income taxes	(55,874)	(36,211)	(233,037)	(46,720)
Provision for income taxes	—	—	—	—
Total loss from discontinued operations, net of tax	$(55,874)	$(36,211)	$(233,037)	$(46,720)
Net loss from discontinued operations per share (Note 12):
Basic[1]	$(0.54)	$(0.68)	$(2.27)	$(0.89)
Diluted[1]	$(0.54)	$(0.68)	$(2.27)	$(0.89)

Weighted-average number of ordinary shares outstanding-basic [1]	103,072	52,750	102,854	52,607
Weighted-average number of ordinary shares outstanding-diluted [1]	103,072	52,750	102,854	52,607
___________________________

[1]	The prior period weighted-average shares outstanding and net loss per share amounts were converted to meet post-merger valuations as described within Note 12.
Certain liabilities associated with the OrthoRecon business, including product liability claims associated with hip and knee products sold by legacy Wright prior to the closing, were not assumed by MicroPort. Charges associated with these product liability claims, including legal defense, settlements and judgments, income associated with product liability insurance recoveries, and changes to any contingent liabilities associated with the OrthoRecon business have been reflected within results of discontinued operations, and we will continue to reflect these within results of discontinued operations in future periods. During the three and nine months ended September 25, 2016, we recognized a $38.7 million and $188.7 million charge, respectively, within discontinued operations related to the retained metal-on-metal product liability claims associated with the OrthoRecon business (see Note 13 for additional discussion).
We will incur continuing cash outflows associated with legal defense costs and the ultimate resolution of these contingent liabilities, net of insurance proceeds, until these liabilities are resolved. Cash used in operating activities from the OrthoRecon business totaled $29.7 million and $20.0 million for the nine months ended September 25, 2016 and September 30, 2015, respectively.

5. Inventories
Inventories consist of the following (in thousands):

	September 25, 2016	December 27, 2015
Raw materials	$19,792	$18,057
Work-in-process	25,004	27,946
Finished goods	126,023	164,698
	$170,819	$210,701

6. Fair Value of Financial Instruments and Derivatives
We account for derivatives in accordance with FASB ASC 815, which establishes accounting and reporting standards requiring that derivative instruments be recorded on the balance sheet as either an asset or liability measured at fair value. Additionally, changes in the derivatives' fair value shall be recognized currently in earnings unless specific hedge accounting criteria are met.

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
The following table summarizes the fair value and the presentation in the condensed consolidated balance sheet (in thousands) of the 2021 Notes Hedges and 2021 Notes Conversion Derivative:

	Location on condensed consolidated balance sheet	September 25, 2016
2021 Notes Hedges	Other assets	$169,488
2021 Notes Conversion Derivative	Other liabilities	$172,702
The 2021 Notes Hedges and the 2021 Notes Conversion Derivative are measured at fair value using Level 3 inputs. These instruments are not actively traded and are valued using an option pricing model that uses observable and unobservable market data for inputs.
Neither the 2021 Notes Conversion Derivative nor the 2021 Notes Hedges qualify for hedge accounting; thus, any change in the fair value of the derivatives is recognized immediately in the condensed consolidated statements of operations. The following table summarizes the net (loss)/gain on changes in fair value (in thousands) related to the 2021 Notes Hedges and 2021 Notes Conversion Derivative:

	Three months ended	Nine months ended
	September 25, 2016	September 25, 2016

2021 Notes Hedges	$85,182	$69,671
2021 Notes Conversion Derivative	(86,275)	(55,478)
Net (loss)/gain on changes in fair value	$(1,093)	$14,193
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
In addition, during the second quarter of 2016, we settled a portion of the 2020 Notes Hedges (receiving $3.9 million) and repurchased a portion of the warrants associated with the 2020 Notes (paying $3.3 million), generating net proceeds of approximately $0.6 million.
The following table summarizes the fair value and the presentation in the condensed consolidated balance sheet (in thousands) of the 2020 Notes Hedges and 2020 Notes Conversion Derivative:

	Location on condensed consolidated balance sheet	September 25, 2016	December 27, 2015
2020 Notes Hedges	Other assets	$83,308	$127,758
2020 Notes Conversion Derivative	Other liabilities	$84,856	$129,107
The 2020 Notes Hedges and the 2020 Notes Conversion Derivative are measured at fair value using Level 3 inputs. These instruments are not actively traded and are valued using an option pricing model that uses observable and unobservable market data for inputs.
Neither the 2020 Notes Conversion Derivative nor the 2020 Notes Hedges qualify for hedge accounting; thus, any change in the fair value of the derivatives is recognized immediately in the condensed consolidated statements of operations. The following table summarizes the net gain on changes in fair value (in thousands) related to the 2020 Notes Hedges and 2020 Notes Conversion Derivative:

	Three months ended		Nine months ended
	September 25, 2016	September 30, 2015	September 25, 2016	September 30, 2015

2020 Notes Hedges	$49,887	$(21,512)	$(40,558)	$(42,617)
2020 Notes Conversion Derivative	(45,421)	21,757	44,701	46,169
Net gain on changes in fair value	$4,466	$245	$4,143	$3,552
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
In addition, during the second quarter of 2016, we repurchased and extinguished an additional $3.6 million aggregate principal amount of the 2017 Notes in privately negotiated transactions and settled the associated portion of the 2017 Notes Conversion Derivative at a cost of approximately $0.1 million, and satisfied the accrued interest, which was not material.
The following table summarizes the fair value and the presentation in the condensed consolidated balance sheet (in thousands) of the 2017 Notes Conversion Derivative:

	Location on condensed consolidated balance sheet	September 25, 2016	December 27, 2015
2017 Notes Conversion Derivative	Other liabilities	$247	$10,440
The 2017 Notes Conversion Derivative is measured at fair value using Level 3 inputs. This instrument is not actively traded and is valued using an option pricing model that uses observable and unobservable market data for inputs.
Neither the 2017 Notes Conversion Derivative nor the 2017 Notes Hedges qualify for hedge accounting; thus, any change in the fair value of the derivatives is recognized immediately in the condensed consolidated statements of operations. The following table summarizes the net (loss)/gain on changes in fair value (in thousands) related to the 2017 Notes Hedges and 2017 Notes Conversion Derivative:

	Three months ended		Nine months ended
	September 25, 2016	September 30, 2015	September 25, 2016	September 30, 2015

2017 Notes Hedges	$—	$—	$—	$(10,236)
2017 Notes Conversion Derivative	(186)	4,407	8,124	18,705
Net (loss)/gain on changes in fair value	$(186)	$4,407	$8,124	$8,469
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

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The following assumptions were used in the fair market valuations of the 2017 Notes Conversion Derivative, 2020 Notes Conversion Derivative, 2020 Notes Hedge, 2021 Notes Conversion Derivative, and 2021 Notes Hedge as of September 25, 2016:

	2017 Notes Conversion Derivative	2020 Notes Conversion Derivative	2020 Notes Hedge	2021 Notes Conversion Derivative	2021 Notes Hedge
Stock Price Volatility (1)	35.12%	33.34%	33.34%	36.63%	36.63%
Credit Spread for Wright (2)	10.35%	3.26%	N/A	4.11%	N/A
Credit Spread for Deutsche Bank AG (3)	N/A	N/A	1.96%	N/A	N/A
Credit Spread for Wells Fargo Securities, LLC (3)	N/A	N/A	0.34%	N/A	N/A
Credit Spread for JPMorgan Chase Bank (3)	N/A	N/A	0.38%	N/A	0.61%
Credit Spread for Bank of America (3)	N/A	N/A	N/A	N/A	0.78%

(1)	Volatility selected based on historical and implied volatility of ordinary shares of Wright Medical Group N.V.

(2)	Credit spread implied from traded price.

(3)	Credit spread of each bank is estimated using CDS curves. Source: Bloomberg.
Derivatives not Designated as Hedging Instruments
We employ a derivative program using foreign currency forward contracts to mitigate the risk of currency fluctuations on our intercompany receivable and payable balances that are denominated in foreign currencies. These forward contracts are expected to offset the transactional gains and losses on the related intercompany balances. These forward contracts are not designated as hedging instruments under FASB ASC Topic 815. Accordingly, the changes in the fair value and the settlement of the contracts are recognized in the period incurred in the accompanying condensed consolidated statements of operations. At September 25, 2016 and December 27, 2015, we had $0.1 million and $3.6 million in foreign currency contracts outstanding, respectively.
As part of our acquisition of WG Healthcare on January 7, 2013, we may be obligated to pay contingent consideration upon the achievement of certain revenue milestones; therefore, we have recorded the estimated fair value of future contingent consideration of approximately $0.6 million as of September 25, 2016 and December 27, 2015.
As a result of the acquired sales and distribution business of Surgical Specialties Australia Pty. Ltd in 2015, we had contingent consideration of approximately $1.8 million and $1.5 million as of September 25, 2016 and December 27, 2015, respectively.
The fair value of the contingent consideration as of September 25, 2016 and December 27, 2015 was determined using a discounted cash flow model and probability adjusted estimates of the future earnings and is classified in Level 3. Changes in the fair value of contingent consideration are recorded in “Other income, net” in our condensed consolidated statements of operations.
On March 1, 2013, as part of our acquisition of BioMimetic Therapeutics, Inc. (BioMimetic), we issued Contingent Value Rights (CVRs) as part of the merger consideration. Each CVR entitles its holder to receive additional cash payments of up to $6.50 per share, which are payable upon receipt of FDA approval of AUGMENT® Bone Graft and upon achieving certain revenue milestones. On September 1, 2015, AUGMENT® Bone Graft received FDA approval and the first of the milestone payments associated with the CVRs was paid out at $3.50 per share, which totaled $98.1 million. The fair value of the CVRs outstanding at September 25, 2016 and December 27, 2015 was $37.3 million and $28.3 million, respectively, and was determined using the closing price of the security in the active market (Level 1). For the three and nine months ended September 25, 2016, the change in the value of the CVRs resulted in expense of $2.3 million and $9.0 million, respectively, which was recorded in “Other income, net” in the condensed consolidated statements of operations. For the three and nine months ended September 30, 2015, the change in the value of the CVRs resulted in expense of $14.6 million and income of $7.3 million, respectively, which was recorded in “Other income, net” in the condensed consolidated statements of operations.
The carrying value of cash and cash equivalents, accounts receivable, and accounts payable approximates the fair value of these financial instruments at September 25, 2016 and December 27, 2015 due to their short maturities and variable rates.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The following tables summarizes the valuation of our financial instruments (in thousands):

	Total	Quoted prices in active markets (Level 1)	Prices with other observable inputs (Level 2)	Prices with unobservable inputs (Level 3)
At September 25, 2016
Assets
Cash and cash equivalents	$314,314	$314,314	$—	$—
2020 Notes Hedges	83,308	—	—	83,308
2021 Notes Hedges	169,488	—	—	169,488
Total	$567,110	$314,314	$—	$252,796

Liabilities
2017 Notes Conversion Derivative	$247	$—	$—	$247
2020 Notes Conversion Derivative	84,856	—	—	84,856
2021 Notes Conversion Derivative	172,702	—	—	172,702
Contingent consideration	2,640	—	—	2,640
Contingent consideration (CVRs)	37,279	37,279	—	—
Total	$297,724	$37,279	$—	$260,445

	Total	Quoted prices in active markets (Level 1)	Prices with other observable inputs (Level 2)	Prices with unobservable inputs (Level 3)
At December 27, 2015
Assets
Cash and cash equivalents	$139,804	$139,804	$—	$—
2020 Notes Hedges	127,758	—	—	127,758
Total	$267,562	$139,804	$—	$127,758

Liabilities
2017 Notes Conversion Derivative	$10,440	$—	$—	$10,440
2020 Notes Conversion Derivative	129,107	—	—	129,107
Contingent consideration	2,340	—	—	2,340
Contingent consideration (CVRs)	28,310	28,310	—	—
Total	$170,197	$28,310	$—	$141,887
The following is a roll forward of our assets and liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) (in thousands):

	Balance at December 27, 2015	Additions	Transfers into Level 3	Gain/(loss) included in earnings	Settlements	Currency	Balance at September 25, 2016

2017 Notes Conversion Derivative	$(10,440)	$—	$—	$8,124	$2,069	$—	$(247)
2020 Notes Hedges	127,758	—	—	(40,558)	(3,892)	—	83,308
2020 Notes Conversion Derivative	(129,107)	—	—	44,701	(450)	—	(84,856)
2021 Notes Hedges	—	99,817	—	69,671	—	—	169,488
2021 Notes Conversion Derivative	—	(117,224)	—	(55,478)	—	—	(172,702)
Contingent consideration	(2,340)	—	—	(555)	297	(42)	(2,640)

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

7. Property, Plant and Equipment
Property, plant and equipment, net consists of the following (in thousands):

	September 25, 2016	December 27, 2015
Property, plant and equipment, at cost	$364,034	$331,416
Less: Accumulated depreciation	(152,938)	(107,160)
	$211,096	$224,256

8. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill occurring during the nine months ended September 25, 2016, are as follows (in thousands):

	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Total
Goodwill at December 27, 2015	$221,327	$555,312	$90,350	$866,989
Goodwill adjustment associated with Wright/Tornier merger	(2,802)	3,357	(14,223)	(13,668)
Foreign currency translation	—	—	2,479	2,479
Goodwill at September 25, 2016	$218,525	$558,669	$78,606	$855,800
During the first nine months of 2016, we revised opening balance accounts receivable; inventory; intangible assets; property, plant and equipment; accrued expenses and other current liabilities; and deferred tax liabilities acquired as part of the Wright/Tornier merger, which resulted in a $13.7 million decrease in the preliminary value of goodwill determined as of December 27, 2015. See Note 3 for additional discussion of these adjustments.
During the first quarter of 2016, our management, including our chief executive officer, who is our chief operating decision maker, began managing our operations as four operating segments: U.S. Lower Extremities & Biologics, U.S. Upper Extremities, International Extremities & Biologics, and Large Joints, based on our chief executive officer's review of financial information at the operating segment level to allocate resources and to assess the operating results and financial performance of each segment. Management's change to the way it monitors performance, aligns strategies, and allocates resources resulted in a change in our reportable segments (see Note 14). We have determined that each reportable segment represents a reporting unit and, in accordance with ASC 350, requires an allocation of goodwill to each reporting unit.  We allocated $219 million, $559 million, and $79 million of goodwill to the U.S. Lower Extremities & Biologics, U.S. Upper Extremities, and International Extremities & Biologics reportable segments, respectively. As a result of the sale of the Large Joints Business, the $8.5 million and $9.4 million balances of goodwill which was allocated to the Large Joints reportable segment as of September 25, 2016 and December 27, 2015, have been reclassified to assets held for sale within the condensed consolidated balance sheet.
The change in segment reporting also required an interim review of potential goodwill impairment which we performed as of February 2016, the segment reorganization date. Upon completion of this analysis, we determined that the fair value of our reporting units, determined primarily by an income approach using projected cash flows, exceeded their carrying values; and therefore, no goodwill was impaired.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The components of our identifiable intangible assets, net are as follows (in thousands):

	September 25, 2016		December 27, 2015
	Cost	Accumulated amortization	Cost	Accumulated amortization
Indefinite life intangibles:
In-process research and development (IPRD) technology	$15,523		$15,290
Total indefinite life intangibles	15,523		15,290

Finite life intangibles:
Distribution channels	900	$302	250	$219
Completed technology	124,904	23,907	122,604	14,828
Licenses	4,868	1,015	4,868	703
Customer relationships	126,351	13,523	115,457	7,918
Trademarks	14,032	5,997	14,440	3,393
Non-compete agreements	11,969	6,372	7,521	2,917
Other	556	216	527	51
Total finite life intangibles	283,580	$51,332	265,667	$30,029

Total intangibles	299,103		280,957
Less: Accumulated amortization	(51,332)		(30,029)
Intangible assets, net	$247,771		$250,928
Based on the total finite life intangible assets held at September 25, 2016, we expect amortization expense of approximately $28.9 million in 2016, $26.7 million in 2017, $21.7 million in 2018, $19.9 million in 2019, and $19.3 million in 2020.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

9. Long-Term Debt and Capital Lease Obligations
Long-term debt and capital lease obligations consist of the following (in thousands):

	September 25, 2016	December 27, 2015
Capital lease obligations	$14,919	$13,763

2021 Notes	276,580	—
2020 Notes [1]	475,100	489,006
2017 Notes [1]	1,949	55,865

Mortgages/other	3,008	2,740
Shareholder debt	1,894	1,998
	773,450	563,372
Less: current portion	(4,117)	(2,171)
	$769,333	$561,201

[1]	The prior period debt issuance costs were reclassified to account for adoption of ASU 2015-03 and ASU 2015-15 (See Note 2).
2021 Notes
On May 20, 2016, we issued $395 million aggregate principal amount of the 2021 Notes pursuant to an indenture (2021 Notes Indenture), dated as of May 20, 2016, between us and The Bank of New York Mellon Trust Company, N.A., as trustee. The 2021 Notes will pay interest at an annual rate of 2.25% semi-annually in arrears on each May 15 and November 15, beginning on November 15, 2016, and will mature on November 15, 2021 unless earlier converted or repurchased. The 2021 Notes are convertible, subject to certain conditions, solely into cash. The initial conversion rate for the 2021 Notes will be 46.8165 ordinary shares (subject to adjustment as provided in the 2021 Notes Indenture) per $1,000 principal amount of the 2021 Notes (subject to, and in accordance with, the settlement provisions of the 2021 Notes Indenture), which is equal to an initial conversion price of approximately $21.36 per ordinary share. We may not redeem the 2021 Notes prior to the maturity date, and no “sinking fund” is available for the 2021 Notes, which means that we are not required to redeem or retire the 2021 Notes periodically.
The holders of the 2021 Notes may convert their 2021 Notes at any time prior to May 15, 2021 solely into cash, in multiples of $1,000 principal amount, upon satisfaction of one or more of the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2016 (and only during such calendar quarter), if the last reported sale price of our ordinary shares for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of 2021 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our ordinary shares and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On or after May 15, 2021 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2021 Notes solely into cash, regardless of the foregoing circumstances. Upon conversion, a holder will receive an amount in cash, per $1,000 principal amount of the 2021 Notes, equal to the settlement amount as calculated under the 2021 Notes Indenture. If we undergo a fundamental change, as defined in the 2021 Notes Indenture, subject to certain conditions, holders of the 2021 Notes will have the option to require us to repurchase for cash all or a portion of their 2021 Notes at a repurchase price equal to 100% of the principal amount of the 2021 Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date, as defined in the 2021 Notes Indenture. In addition, following certain corporate transactions, we, under certain circumstances, will increase the applicable conversion rate for a holder that elects to convert its 2021 Notes in connection with such corporate transaction. The 2021 Notes are senior unsecured obligations that rank: (i) senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the 2021 Notes; (ii) equal in right of payment to any of our unsecured indebtedness that is not so subordinated; (iii) effectively junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and (iv) structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries. As a result of this transaction, we recorded deferred financing charges of approximately $7.3 million, which are being amortized over the term of the 2021 Notes using the effective interest method.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The 2021 Notes Conversion Derivative requires bifurcation from the 2021 Notes in accordance with ASC Topic 815, Derivatives and Hedging, and is accounted for as a derivative liability. See Note 6 for additional information regarding the 2021 Notes Conversion Derivative. The fair value of the 2021 Notes Conversion Derivative at the time of issuance of the 2021 Notes was $117.2 million and was recorded as original debt discount for purposes of accounting for the debt component of the 2021 Notes. This discount is amortized as interest expense using the effective interest method over the term of the 2021 Notes. For the three and nine months ended September 25, 2016, we recorded $4.2 million and $5.6 million, respectively, of interest expense related to the amortization of the debt discount based upon an effective rate of 9.72%.
The components of the 2021 Notes were as follows (in thousands):

	September 25, 2016	December 27, 2015
Principal amount of 2021 Notes	$395,000	$—
Unamortized debt discount	(111,702)	—
Unamortized debt issuance costs	(6,718)	—
Net carrying amount of 2021 Notes	$276,580	$—
The estimated fair value of the 2021 Notes was approximately $498.2 million at September 25, 2016, based on a quoted price in an active market (Level 1).
We entered into 2021 Notes Hedges in connection with the issuance of the 2021 Notes with two counterparties. The 2021 Notes Hedges, which are cash-settled, are generally intended to reduce our exposure to potential cash payments that we would be required to make if holders elect to convert the 2021 Notes at a time when our ordinary share price exceeds the conversion price. However, in connection with certain events, including, among others, (i) a merger or other make-whole fundamental change (as defined in the 2021 Notes Indenture), (ii) certain hedging disruption events, which may include changes in tax laws, an increase in the cost of borrowing our ordinary shares in the market or other material increases in the cost to the option counterparties of hedging the 2021 Note Hedges, (iii) our failure to perform certain obligations under the 2021 Notes Indenture or under the 2021 Notes Hedges, (iv) certain payment defaults on our existing indebtedness in excess of $25 million or (v) if we or any of our significant subsidiaries become insolvent or otherwise becomes subject to bankruptcy proceedings, the option counterparties have the discretion to terminate the 2021 Notes Hedges, which may reduce the effectiveness of the 2021 Notes Hedges. In addition, the option counterparties have broad discretion to make certain adjustments to the 2021 Notes Hedges and warrant transactions upon the occurrence of certain other events, including, among others, (i) any adjustment to the conversion rate of the 2021 Notes, or (ii) upon the announcement of certain significant corporate events, including events that may give rise to a termination event as described above, such as the announcement of a third-party tender offer. Any such adjustment may also reduce the effectiveness of the 2021 Note Hedges. The aggregate cost of the 2021 Notes Hedges was $99.8 million and is accounted for as a derivative asset in accordance with ASC Topic 815. See Note 6 of the condensed consolidated financial statements for additional information regarding the 2021 Notes Hedges and the 2021 Notes Conversion Derivative.
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
2020 Notes
On February 13, 2015, WMG issued $632.5 million aggregate principal amount of the 2020 Notes pursuant to an indenture (2020 Notes Indenture), dated as of February 13, 2015 between WMG and The Bank of New York Mellon Trust Company, N.A., as trustee. The 2020 Notes require interest to be paid semi-annually on each February 15 and August 15 at an annual rate of 2.00%, and mature on February 15, 2020 unless earlier converted or repurchased. The 2020 Notes are convertible at the option of the holder, during certain periods and subject to certain conditions described below, solely into cash at an initial conversion rate of 32.3939 shares of WMG common stock per $1,000 principal amount of the 2020 Notes, subject to adjustment upon the occurrence of certain events, which represents an initial conversion price of approximately $30.87 per share of WMG common stock. On November 24, 2015, Wright Medical Group N.V. executed a supplemental indenture, fully and unconditionally guaranteeing, on a senior unsecured basis, WMG’s obligations relating to the 2020 Notes, changing the underlying reference securities from WMG common stock to Wright Medical Group N.V. ordinary shares and making a corresponding adjustment to the conversion price. From and after the effective time of the Wright/Tornier merger, (i) all calculations and other determinations with respect to the 2020 Notes previously based on references to WMG common stock are calculated or determined by reference to our ordinary shares, and (ii) the conversion rate (as defined in the 2020 Notes Indenture) for the 2020 Notes was adjusted to an initial conversion rate of 33.39487 ordinary shares (subject to adjustment as provided in the 2020 Notes Indenture) per $1,000 principal amount of the 2020 Notes, which represents an initial conversion price of approximately $29.94 per ordinary share (subject to, and in accordance with, the settlement provisions of the 2020 Notes Indenture). The 2020 Notes may not be redeemed by WMG prior to the maturity date, and no “sinking fund” is available for the 2020 Notes, which means that WMG is not required to redeem or retire the 2020 Notes periodically.
The holders of the 2020 Notes may convert their notes at any time prior to August 15, 2019 solely into cash, in multiples of $1,000 principal amount, upon satisfaction of one or more of the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2015 (and only during such calendar quarter), if the last reported sale price of our ordinary shares for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of 2020 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our ordinary shares and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. The Wright/Tornier merger did not result in a conversion right for holders of the 2020 Notes. On or after August 15, 2019 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2020 Notes solely into cash, regardless of the foregoing circumstances. Upon conversion, a holder will receive an amount in cash, per $1,000 principal amount of the 2020 Notes, equal to the settlement amount as calculated under the 2020 Notes Indenture. If WMG undergoes a fundamental change, as defined in the 2020 Notes Indenture, subject to certain conditions, holders of the 2020 Notes will have the option to require WMG to repurchase for cash all or a portion of their notes at a purchase price equal to 100% of the principal amount of the 2020 Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date, as defined in the 2020 Notes Indenture. In addition, following certain corporate transactions, WMG, under certain circumstances, will increase the applicable conversion rate for a holder that elects to convert its 2020 Notes in connection with such corporate transaction. The 2020 Notes are senior unsecured obligations that rank: (i) senior in right of payment to any of WMG's indebtedness that is expressly subordinated in right of payment to the 2020 Notes; (ii) equal in right of payment to any of WMG's unsecured indebtedness that is not so subordinated; (iii) effectively junior in right of payment to any secured indebtedness to the extent of the value of the assets securing such indebtedness; and (iv) structurally junior to all indebtedness and other liabilities (including trade payables) of WMG's subsidiaries. In conjunction with the issuance of the 2020 Notes, we recorded deferred financing charges of approximately $18 million, which are being amortized over the term of the 2020 Notes using the effective interest method.
The 2020 Notes Conversion Derivative requires bifurcation from the 2020 Notes in accordance with ASC Topic 815, Derivatives and Hedging, and is accounted for as a derivative liability. See Note 6 of the condensed consolidated financial statements for additional information regarding the 2020 Notes Conversion Derivative. The fair value of the 2020 Notes Conversion Derivative at the time of issuance of the 2020 Notes was $149.8 million and was recorded as original debt discount for purposes of accounting for the debt component of the 2020 Notes. This discount is amortized as interest expense using the effective interest method over the term of the 2020 Notes. For the three and nine months ended September 25, 2016, we recorded $6.3 million and $19.4 million,

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

respectively, of interest expense related to the amortization of the debt discount based upon an effective rate of 8.54%. For the three and nine months ended September 30, 2015, we recorded $6.1 million and $15.4 million, respectively, of interest expense related to the amortization of the debt discount based upon an effective rate of 8.54%.
Concurrently with the issuance and sale of the 2021 Notes, certain holders of the 2020 Notes exchanged approximately $45.0 million aggregate principal amount of their 2020 Notes for the 2021 Notes. For each $1,000 principal amount of 2020 Notes validly submitted for exchange, we delivered $990.00 principal amount of the 2021 Notes (subject to rounding down to the nearest $1,000 principal amount of the 2021 Notes, the difference being referred as the rounded amount) to the investor plus an amount of cash equal to the unpaid interest on the 2020 Notes and the rounded amount. As a result of this note exchange and retirement of $45.0 million aggregate principal amount of the 2020 Notes, we recognized approximately $9.3 million for the write-off of related pro-rata unamortized deferred financing fees and debt discount within “Other income, net” in our condensed consolidated statements of operations during the nine months ended September 25, 2016.
The components of the 2020 Notes were as follows (in thousands):

	September 25, 2016	December 27, 2015
Principal amount of 2020 Notes	$587,500	$632,500
Unamortized debt discount	(100,226)	(127,953)
Unamortized debt issuance costs	(12,174)	(15,541)
Net carrying amount of 2020 Notes[1]	$475,100	$489,006

[1]	The prior period debt issuance costs were reclassified to account for adoption of ASU 2015-03 and ASU 2015-15 (See Note 2).
The estimated fair value of the 2020 Notes was approximately $629.0 million at September 25, 2016, based on a quoted price in an active market (Level 1).
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

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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
Aside from the initial payment of the $144.8 million premium in the aggregate to the option counterparties, we do not expect to be required to make any cash payments to the option counterparties under the 2020 Notes Hedges and expect to be entitled to receive from the option counterparties cash, generally equal to the amount by which the market price per ordinary share exceeds the strike price of the convertible note hedging transactions during the relevant valuation period. The strike price under the 2020 Notes Hedges is initially equal to the conversion price of the 2020 Notes. However, in connection with certain events, these option counterparties have the discretion to make certain adjustments to the 2020 Note Hedges, which may reduce the effectiveness of the 2020 Note Hedges. Additionally, if the market value per ordinary share exceeds the strike price on any settlement date under the warrant transaction, we will generally be obligated to issue to the option counterparties in the aggregate a number of ordinary shares equal in value to one half of one percent of the amount by which the then-current market value of one ordinary share exceeds the then-effective strike price of each warrant, multiplied by the number of reference ordinary shares into which the 2020 Notes are initially convertible. We will not receive any additional proceeds if warrants are exercised.
2017 Notes
On August 31, 2012, WMG issued $300 million aggregate principal amount of the 2017 Notes pursuant to an indenture (2017 Notes Indenture), dated as of August 31, 2012 between WMG and The Bank of New York Mellon Trust Company, N.A., as trustee. The 2017 Notes mature on August 15, 2017, and we pay interest on the 2017 Notes semi-annually on each February 15 and August 15 at an annual rate of 2.00%. WMG may not redeem the 2017 Notes prior to the maturity date, and no “sinking fund” is available for the 2017 Notes, which means that WMG is not required to redeem or retire the 2017 Notes periodically. The 2017 Notes are convertible at the option of the holder, during certain periods and subject to certain conditions as described below, solely into cash at an initial conversion rate of 39.3140 shares per $1,000 principal amount of the 2017 Notes, subject to adjustment upon the occurrence of specified events, which represents an initial conversion price of $25.44 per share. Holders may convert their 2017 Notes at any time prior to February 15, 2017 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending December 31, 2012 (and only during such calendar quarter), if the last reported sale price of our ordinary shares for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our ordinary shares and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. While we currently do not expect significant conversions because the 2017 Notes currently trade at a premium to the as-converted value, and a converting holder would forego future interest payments, any conversions would reduce our cash resources. On or after February 15, 2017 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2017 Notes solely into cash, regardless of the foregoing circumstances. Upon conversion, a holder will receive an amount in cash, per $1,000 principal amount of the 2017 Notes, equal to the settlement amount as calculated under the 2017 Notes Indenture. If we undergo a fundamental change, as defined in the 2017 Notes Indenture, subject to certain conditions, holders of the 2017 Notes will have the option to require WMG to repurchase for cash all or a portion of their 2017 Notes at a purchase price equal to 100% of the principal amount of the 2017 Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date, as defined in the 2017 Notes Indenture. In addition, following certain corporate transactions, WMG, under certain circumstances, will pay a cash make-whole premium by increasing the applicable conversion rate for a holder that elects to convert its 2017 Notes in connection with such corporate transaction. The 2017 Notes are senior unsecured obligations that rank: (i) senior in right of payment to any of WMG's indebtedness that is expressly subordinated in right of payment to the 2017 Notes; (ii) equal in right of payment to any of WMG's unsecured indebtedness that is not so subordinated; (iii) effectively junior in right of payment to any secured indebtedness to the extent of the value of the assets securing such indebtedness; and (iv) structurally junior to all indebtedness and other liabilities (including trade payables) of WMG's subsidiaries. As a result of this transaction, we recognized deferred financing charges of approximately $8.8 million, which are being amortized over the term of the 2017 Notes using the effective interest method.
The 2017 Notes Conversion Derivative requires bifurcation from the 2017 Notes in accordance with ASC Topic 815, Derivatives and Hedging, and is accounted for as a derivative liability. See Note 6 of the condensed consolidated financial statements for additional information regarding the 2017 Notes Conversion Derivative. The fair value of the 2017 Notes Conversion Derivative at the time of issuance of the 2017 Notes was $48.1 million and was recorded as original debt discount for purposes of accounting for the debt component of the 2017 Notes. This discount is amortized as interest expense using the effective interest method over

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

the term of the 2017 Notes. For the three and nine months ended September 25, 2016, we recorded $18 thousand and $918 thousand, respectively, of interest expense related to the amortization of the debt discount, respectively, based upon an effective rate of 6.47%. For the three and nine ended September 30, 2015, we recorded $0.5 million and $2.4 million, respectively, of interest expense related to the amortization of the debt discount, respectively, based upon an effective rate of 6.47%.
In connection with the issuance of the 2020 Notes, on February 13, 2015, WMG repurchased and extinguished $240 million aggregate principal amount of the 2017 Notes and settled all of the 2017 Notes Hedges (receiving $70 million) and repurchased all of the warrants (paying $60 million) associated with the 2017 Notes. As a result of the repurchase, we recognized approximately $25.1 million for the write-off of related pro-rata unamortized deferred financing fees and debt discount within “Other income, net” in our condensed consolidated statements of operations during the nine months ended September 30, 2015.
Concurrently with the issuance and sale of the 2021 Notes, certain holders of the 2017 Notes exchanged approximately $54.4 million aggregate principal amount their 2017 Notes for the 2021 Notes. For each $1,000 principal amount of 2017 Notes validly submitted for exchange, we delivered $1,035.40 principal amount of 2021 Notes (subject to rounding down to the nearest $1,000 principal amount of the 2021 Notes, the difference being referred as the rounded amount) to the investor plus an amount of cash equal to the unpaid interest on the 2017 Notes and the rounded amount. In addition, during the three months ended June 26, 2016, we repurchased and extinguished an additional $3.6 million aggregate principal amount of the 2017 Notes in privately negotiated transactions. As a result of this exchange and these repurchases, we recognized approximately $3.0 million for the write-off of related pro-rata unamortized deferred financing fees and debt discount within “Other income, net” in our condensed consolidated statements of operations during the nine months ended September 25, 2016.
The components of the 2017 Notes were as follows (in thousands):

	September 25, 2016	December 27, 2015
Principal amount of 2017 Notes	$2,026	$60,000
Unamortized debt discount	(66)	(3,495)
Unamortized debt issuance costs	(11)	(640)
Net carrying amount of 2017 Notes[1]	$1,949	$55,865

[1]	The prior period debt issuance costs were reclassified to account for adoption of ASU 2015-03 and 2015-15 (See Note 2).
The estimated fair value of the 2017 Notes was approximately $2.1 million at September 25, 2016, based on a quoted price in an active market (Level 1).
Mortgages and Shareholder Debt
The Company has mortgages and other debt that had an outstanding balance of $3.0 million and $2.7 million at September 25, 2016 and December 27, 2015. The majority of this debt is mortgages that were acquired as a result of the Wright/Tornier merger. These mortgages are secured by an office building in Montbonnot, France and bear fixed annual interest rates of 2.55%-4.9%.
The shareholder debt is the result of a 2008 transaction where a 51%-owned and consolidated subsidiary of legacy Tornier borrowed $2.2 million from a then-current member of the legacy Tornier board of directors, who was also a 49% owner of the consolidated subsidiary. This loan was used to partially fund the purchase of real estate in Grenoble, France, to be used as a manufacturing facility. Interest on the debt is variable-based on the three-month Euro Libor rate plus 0.5% and has no stated term. The outstanding balance on this debt was $1.9 million and $2.0 million as of September 25, 2016 and December 27, 2015, respectively.

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

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Changes in AOCI for the nine months ended September 25, 2016 and September 30, 2015 were as follows (in thousands):

Nine months ended September 25, 2016
Currency translation adjustment
Balance at December 27, 2015	$(10,484)
Other comprehensive income	11,763
Balance at September 25, 2016	$1,279

Nine months ended September 30, 2015
Currency translation adjustment
Balance at December 31, 2014	$2,398
Other comprehensive loss	(7,293)
Balance at September 30, 2015	$(4,895)

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

11. Changes in Shareholders' Equity
The below table provides an analysis of changes in each balance sheet caption of shareholders’ equity for the nine months ended September 25, 2016 and September 30, 2015 (in thousands, except share data):

	Nine Months Ended September 25, 2016
	Ordinary shares		Additional paid-in capital [1]	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholders' equity
	Number of shares [1]	Amount [1]
Balance at December 27, 2015	102,672,678	$3,790	$1,835,586	$(773,866)	$(10,484)	$1,055,026
2016 Activity:
Net loss	—	—	—	(387,503)	—	(387,503)
Foreign currency translation	—	—	—	—	11,763	11,763
Issuances of ordinary shares	287,328	10	5,654	—	—	5,664
Vesting of restricted stock units	265,378	9	(9)	—	—	—
Share-based compensation	—	—	9,843	—	—	9,843
Issuance of stock warrants, net of repurchases and equity issuance costs	—	—	50,312	—	—	50,312
Balance at September 25, 2016	103,225,384	$3,809	$1,901,386	$(1,161,369)	$1,279	$745,105

	Nine Months Ended September 30, 2015
	Ordinary shares		Additional paid-in capital [1]	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholders' equity
	Number of shares [1]	Amount [1]
Balance at December 31, 2014	52,913,093	$2,101	$749,469	$(475,165)	$2,398	$278,803
2015 Activity:
Net loss	—	—	—	(192,924)	—	(192,924)
Foreign currency translation	—	—	—	—	(7,293)	(7,293)
Issuances of ordinary shares	137,944	5	3,085	—	—	3,090
Grant of non-vested ordinary shares	5,246	—	—	—	—	—
Forfeitures of non-vested ordinary shares	(5,869)	—	—	—	—	—
Vesting of restricted stock units	12,534	7	(7)	—	—	—
Share-based compensation	—	—	7,720	—	—	7,720
Issuance of stock warrants, net of repurchases and equity issuance costs	—	—	24,575	—	—	24,575
Balance at September 30, 2015	53,062,948	$2,113	$784,842	$(668,089)	$(4,895)	$113,971

[1]	The prior period balances of ordinary shares and additional paid-in capital were restated to meet post-merger conversion values as further described within Note 12.

12. Capital Stock and Earnings Per Share
We are authorized to issue up to 320 million ordinary shares, each share with a par value of three Euro cents (€0.03). We had 103.2 million and 102.7 million ordinary shares issued and outstanding as of September 25, 2016 and December 27, 2015, respectively. As discussed in Note 3, the Wright/Tornier merger completed on October 1, 2015 was accounted for as a “reverse acquisition” under US GAAP. As such, legacy Wright was considered the acquiring entity for accounting purposes; and therefore, legacy Wright’s historical results of operations replaced legacy Tornier’s historical results of operations for all periods prior to the merger.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Additionally, each legacy Wright share was converted into the right to receive 1.0309 ordinary shares of the combined company and the par value was revised to reflect the €0.03 par value as compared to the legacy Wright par value of $0.01. These changes resulted in the restatement of the following to conform to the current presentation:

•	ordinary shares and additional paid-in capital balances for the three and nine months ended September 30, 2015 included in Note 11;

•	September 30, 2015 earnings per share and weighted-average ordinary shares outstanding on the statements of operations; and

•	September 30, 2015 weighted-average ordinary shares outstanding below.
FASB ASC Topic 260, Earnings Per Share, requires the presentation of basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted-average number of ordinary shares outstanding during the period. Diluted earnings per share is calculated to include any dilutive effect of our ordinary share equivalents. For the three and nine months ended September 25, 2016, our ordinary share equivalents consisted of stock options, restricted stock units, and warrants. For the three and nine months ended September 30, 2015, our ordinary share equivalents consisted of stock options, non-vested ordinary shares, restricted stock units, and warrants. The dilutive effect of the stock options, non-vested ordinary shares, restricted stock units, and warrants is calculated using the treasury-stock method. Net-share settled warrants on the 2017 Notes, 2020 Notes, and 2021 Notes were anti-dilutive for the three and nine months ended September 25, 2016 and September 30, 2015.
We had outstanding options to purchase 10.7 million ordinary shares and 1.4 million restricted stock units at September 25, 2016 and options to purchase 4.3 million ordinary shares and 0.3 million restricted stock units and restricted stock awards at September 30, 2015. None of the options, restricted stock units, or restricted stock awards were included in diluted earnings per share for the three and nine months ended September 25, 2016 and September 30, 2015 because we recorded a net loss for all periods; and therefore, including these instruments would be anti-dilutive.
The weighted-average number of ordinary shares outstanding for basic and diluted earnings per share purposes is as follows (in thousands):

	Three months ended		Nine months ended
	September 25, 2016	September 30, 2015	September 25, 2016	September 30, 2015
Weighted-average number of ordinary shares outstanding — basic[1]	103,072	52,750	102,854	52,607
Weighted-average number of ordinary shares outstanding — diluted[1]	103,072	52,750	102,854	52,607

[1]	The prior period balances were converted to meet post-merger valuations as described above.

13. Commitments and Contingencies
Legal Contingencies
The legal contingencies described in this footnote relate primarily to Wright Medical Technology, Inc. (WMT), an indirect subsidiary of Wright Medical Group N.V., and are not necessarily applicable to Wright Medical Group N.V. or other affiliated entities. Maintaining separate legal entities within our corporate structure is intended to ring-fence liabilities.  We believe our ring-fenced structure should preclude corporate veil-piercing efforts against entities whose assets are not associated with particular claims.
As described below, our business is subject to various contingencies, including patent and other litigation, product liability claims, and a government inquiry.  These contingencies could result in losses, including damages, fines, or penalties, any of which could be substantial, as well as criminal charges. Although such matters are inherently unpredictable, and negative outcomes or verdicts can occur, we believe we have significant defenses in all of them, and are vigorously defending all of them. However, we could incur judgments, pay settlements, or revise our expectations regarding the outcome of any matter. Such developments, if any, could have a material adverse effect on our results of operations in the period in which applicable amounts are accrued, or on our cash flows in the period in which amounts are paid, however, unless otherwise indicated, we do not believe any of them will have a material adverse effect on our financial position.

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
Patent Litigation
In 2011, Howmedica Osteonics Corp. and Stryker Ireland, Ltd. (collectively, Stryker), each a subsidiary of Stryker Corporation, filed a lawsuit against us in the United States District Court for the District of New Jersey alleging that we infringed Stryker's U.S. Patent No. 6,475,243 related to our LINEAGE® Acetabular Cup System and DYNASTY® Acetabular Cup System. The lawsuit seeks an order of infringement, injunctive relief, unspecified damages, and various other costs and relief. On July 9, 2013, the Court issued a claim construction ruling. On November 25, 2014, the Court entered judgment of non-infringement in our favor. On January 7, 2015, Stryker filed a notice of appeal to the Court of Appeals for the Federal Circuit. The Court of Appeals heard oral argument on December 10, 2015 and, on May 12, 2016, upheld the lower court’s decision. Stryker subsequently filed a combined petition for rehearing with the Court of Appeals, which was denied on July 15, 2016. The deadline for filing a petition for a hearing with the United States Supreme Court expired on October 13, 2016; therefore, all appellate avenues are now exhausted.
In June 2013, Anglefix, LLC filed suit in the United States District Court for the Western District of Tennessee, alleging that our ORTHOLOC® products infringe Anglefix’s asserted patent. On April 14, 2014, we filed a request for Inter Partes Review (IPR) with the U.S. Patent and Trademark Office. In October 2014, the Court stayed the case pending outcome of the IPR. On June 30, 2015, the Patent Office Board entered judgment in our favor as to all patent claims at issue in the IPR. Following the conclusion of the IPR, the District Court lifted the stay, and we have been continuing with our defense as to remaining patent claims asserted by Anglefix. On June 27, 2016, the Court granted in part our motion for summary judgment on Anglefix’s lack of standing and gave Anglefix 30 days to join the University of North Carolina (UNC) as a co-plaintiff in the lawsuit. On July 25, 2016, Anglefix filed a motion asking the Court to accept a waiver of claims by UNC as a substitute for joining UNC as a co-plaintiff in the lawsuit. The Court denied Anglefix’s motion, but granted leave for additional time to properly join UNC as co-plaintiff. Anglefix moved to add UNC as co-plaintiff on September 15, 2016. We have opposed that motion and oral argument is set for November 3, 2016.
On September 23, 2014, Spineology filed a patent infringement lawsuit, Case No. 0:14-cv-03767, in the U.S. District Court in Minnesota, alleging that our X-REAM® bone reamer infringes U.S. Patent No. RE42,757 entitled “EXPANDABLE REAMER.”  In January 2015, on the deadline for service of its complaint, Spineology dismissed its complaint without prejudice and filed a new, identical complaint. We filed an answer to the new complaint with the Court on April 27, 2015 and discovery is underway. The Court conducted a Markman hearing on March 23, 2016. Mediation was held on August 11, 2016, but no agreement could be reached. The Court issued a Markman decision on August 30, 2016, in which it found all asserted product claims invalid as indefinite under applicable patent laws and construed several additional claim terms. The case is currently in expert discovery with respect to the remaining asserted method claims.
On September 13, 2016, we filed a civil action, Case No. 2:16-cv-02737-JPM, against Spineology in the U.S. District Court for the Western District of Tennessee alleging breach of contract, breach of implied warranty against infringement, and seeking a judicial declaration of indemnification from Spineology for patent infringement claims brought against us stemming from our sale and/or use of certain expandable reamers purchased from Spineology. Spineology filed a motion to dismiss on October 17, 2016. A telephonic scheduling conference has been set for November 17, 2016.
On March 1, 2016, Musculoskeletal Transplant Foundation (MTF) filed suit against Solana and WMT in the United States District Court for the District of New Jersey alleging that the TenFUSE PIP product infringes U.S. Patent No. 6,432,436 entitled “Partially Demineralized Cortical Bone Constructs.” On May 25, 2016, we agreed to waive service of MTF’s complaint. We continue to investigate MTF’s allegations and our answer to MTF’s complaint is due on November 7, 2016.
Subject to the provisions of the asset purchase agreement with MicroPort for the sale of the OrthoRecon business, we, as between us and MicroPort, will continue to be responsible for defense of pre-existing patent infringement cases relating to the OrthoRecon business, and for resulting liabilities, if any.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Product Liability
We have received claims for personal injury against us associated with fractures of our PROFEMUR® long titanium modular neck product (PROFEMUR® Claims). As of September 25, 2016 there were 31 pending U.S. lawsuits and 48 pending non-U.S. lawsuits alleging such claims. The overall fracture rate for the product is low and the fractures appear, at least in part, to relate to patient demographics. Beginning in 2009, we began offering a cobalt-chrome version of our PROFEMUR® modular neck, which has greater strength characteristics than the alternative titanium version. Historically, we have reflected our liability for these claims as part of our standard product liability accruals on a case-by-case basis. However, during the quarter ended September 30, 2011, as a result of an increase in the number and monetary amount of these claims, management estimated our liability to patients in North America who have previously required a revision following a fracture of a PROFEMUR® long titanium modular neck, or who may require a revision in the future. Management has estimated that this aggregate liability ranges from approximately $25.8 million to $30.9 million. Any claims associated with this product outside of North America, or for any other products, will be managed as part of our standard product liability accrual methodology on a case-by-case basis.
Due to the uncertainty within our aggregate range of loss resulting from the estimation of the number of claims and related monetary payments, we have recorded a liability of $25.8 million, which represents the low-end of our estimated aggregate range of loss. We have classified $12.1 million of this liability as current in “Accrued expenses and other current liabilities,” as we expect to pay such claims within the next twelve months, and $13.7 million as non-current in “Other liabilities” on our consolidated balance sheet. We expect to pay the majority of these claims within the next three years.
We are aware that MicroPort has recalled certain sizes of its cobalt chrome modular neck products as a result of alleged fractures. As of September 25, 2016, there were two pending U.S. lawsuits and five pending non-U.S. lawsuits against us alleging personal injury resulting from the fracture of a cobalt chrome modular neck. These claims will be managed as part of our standard product liability accrual methodology on a case-by-case basis.
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
As of September 25, 2016, there were approximately 1,200 lawsuits pending in the MDL and JCCP, and an additional 30 cases pending in various state courts. As of that date, we have also entered into approximately 950 so called "tolling agreements" with potential claimants who have not yet filed suit. Based on presently available information, we believe at least 350 of these lawsuits allege claims involving bilateral implants. As of September 25, 2016, there were also 50 non-U.S. lawsuits pending. We believe

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

we have data that supports the efficacy and safety of our metal-on-metal hip products. While continuing to dispute liability, we have participated in court supervised non-binding mediation in the MDL and expect to begin similar mediation in the JCCP.
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
The first bellwether trial in the MDL commenced on November 9, 2015 in Atlanta, Georgia. On November 24, 2015, the jury returned a verdict in favor of the plaintiff and awarded the plaintiff $1 million in compensatory damages and $10 million in punitive damages. We believe there were significant trial irregularities and vigorously contested the trial result. On December 28, 2015, we filed a post-trial motion for judgment as a matter of law or, in the alternative, for a new trial or a reduction of damages awarded. On April 5, 2016, the trial judge issued an order reducing the punitive damage award from $10 million to $1.1 million, but otherwise denied our motion. On May 4, 2016, we filed a notice of appeal with the United States Court of Appeals for the Eleventh Circuit. Our appeal is pending. In light of the trial judge’s April 5th order, we recorded an accrual for this verdict in the amount of $2.1 million within “Accrued expenses and other current liabilities,” and a $2.1 million receivable associated with the probable recovery from product liability insurance is reflected within “Other current assets.”
The first bellwether trial in the JCCP, which was scheduled to commence on October 31, 2016, has been rescheduled to January 9, 2017. The parties are currently in an expert discovery and pre-trial procedure phase.
The first state court metal-on-metal hip trial not part of the MDL or JCCP commenced on October 24, 2016, in St. Louis, Missouri. As of November 3, 2016, that trial is in process and is being vigorously defended by WMT.
On November 1, 2016, WMT entered into a Master Settlement Agreement (MSA) with Court-appointed attorneys representing plaintiffs in the MDL and JCCP. Under the terms of the MSA, the parties agreed to settle 1,292 specifically identified claims associated with CONSERVE®, DYNASTY® and LINEAGE® products that meet the eligibility requirements of the MSA and are either pending in the MDL or JCCP, or subject to court-approved tolling agreements in the MDL or JCCP, for a settlement amount of $240 million.
The $240 million settlement amount is a maximum settlement based on the pool of 1,292 specific, existing claims comprised of an identified mix of CONSERVE®, DYNASTY® and LINEAGE® products (Initial Settlement Pool), with a value assigned to each product type, resulting in a total settlement of $240 million for the 1,292 claims in the Initial Settlement Pool. The actual settlement may be less, depending on several factors including the mix of products and claimants in the final settlement pool (Final Settlement Pool) and the number of claimants electing to “opt-out” of the settlement.
Actual settlements paid to individual claimants will be determined under the claims administration procedures contained in the MSA and may be more or less than the amounts used to calculate the $240 million settlement for the 1,292 claims in the Initial Settlement Pool. However in no event will variations in actual settlement amounts payable to individual claimants affect WMT’s maximum settlement obligation of $240 million or the manner in which it may be reduced due to opt outs, final product mix, or elimination of ineligible claims.
If it is determined a claim in the Initial Settlement Pool is ineligible due to failure to meet the eligibility criteria of the MSA, such claim will be removed and, where possible, replaced with a new eligible claim involving the same product, with the goal of having the number and mix of claims in the Final Settlement Pool (before opt-outs) equal, as nearly as possible, the number and mix of claims in the Initial Settlement Pool. Additionally, if any DYNASTY® or LINEAGE® claims in the Final Settlement Pool are determined to have been misidentified as CONSERVE® claims, or vice versa, the total settlement amount will be adjusted based on the value for each product type (not to exceed $240 million).
The MSA contains specific eligibility requirements and establishes procedures for proof and administration of claims, negotiation and execution of individual settlement agreements, determination of the final total settlement amount, and funding of individual settlement amounts by WMT. Eligibility requirements include, without limitation, that the claimant has a claim pending or tolled in the MDL or JCCP, that the claimant has undergone a revision surgery within eight years of the original implantation surgery, and that the claim has not been identified by WMT as having possible statute of limitation issues. Claimants who have had bilateral revision surgeries will be counted as two claims but only to the extent both claims separately satisfy all eligibility criteria.
The MSA includes a 95% opt-in requirement, meaning the MSA may be terminated by WMT prior to any settlement disbursement if claimants holding greater than 5% of eligible claims in the Final Settlement Pool elect to “opt-out” of the settlement. WMT, in its sole discretion, may waive this 95% opt-in requirement. No funding of any individual plaintiff settlement will occur until the 95% opt-in requirement has been satisfied or waived.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

WMT has agreed to escrow $150 million to secure its obligations under the MSA. The escrow fund will be returned to WMT if the MSA is terminated due to failure to meet the 95% opt-in requirement. As additional security, Wright Medical Group N.V., the indirect parent company of WMT, agreed to guaranty WMT’s obligations under the MSA.
The MSA was entered into solely as a compromise of the disputed claims being settled and is not evidence that any claim has merit nor is it an admission of wrongdoing or liability by WMT. WMT will continue to vigorously defend metal-on-metal hip claims not settled pursuant to the MSA. As of September 25, 2016, we estimate there were approximately 600 outstanding metal-on-metal hip revision claims that would not be included in the MSA settlement, including approximately 200 claims with an implant duration of more than eight years, approximately 300 claims subject to possible statute of limitations preclusion, approximately 30 claims pending in U.S courts other than the MDL and JCCP, approximately 50 claims pending in non-U.S. courts, and approximately 20 claims that would be eligible for inclusion in the settlement but for the participation limitations contained in the MSA. We also estimate that there were approximately 700 outstanding metal-on-metal hip non-revision claims as of September 25, 2016. These non-revision cases are excluded from the MSA.
As of September 25, 2016, our accrual for metal-on-metal claims totaled $250.9 million, of which $242.7 million is included in our condensed consolidated balance sheet within “Accrued expenses and other current liabilities” and $8.2 million is included within “Other liabilities.”  Our accrual is based on (i) case by case accruals for specific cases where facts and circumstances warrant, including the $2.1 million accrual associated with the MDL bellwether verdict, and (ii) the implied settlement values for eligible claims under the MSA (assuming, in the absence of opt-in data, a 100% opt-in rate). We are unable to reasonably estimate the high-end of a possible range of loss for claims which may in the future elect to opt-out of the MSA settlement. Claims we can confirm would meet MSA eligibility criteria but are excluded from settlement due to the $240 million maximum settlement cap, or because they are state cases not part of the MDL or JCCP, have been accrued as though included in the settlement. Due to the general uncertainties surrounding all metal-on metal claims as noted above, as well as insufficient information about individual claims, we are presently unable to reasonably estimate a range of loss for revision claims that (i) do not meet MSA eligibility criteria, or (ii) are future claims; hence we have not accrued for these claims at the present time. However, we believe the high-end of a possible range of loss for existing revision claims that do not meet MSA eligibility criteria will not, on an average per case basis, exceed the average per case accrual we have taken for revision claims we can confirm do meet MSA eligibility criteria. Future claims will be evaluated for accrual on a case by case basis using the accrual methodologies described above (which could change if future facts and circumstances warrant).
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
On October 28, 2016, WMT and Wright Medical Group, Inc. (Wright Entities), entered into a Settlement Agreement, Indemnity and Hold Harmless Agreement and Policy Buyback Agreement (Insurance Settlement Agreement) with a subgroup of three insurance carriers, namely Columbia Casualty Company, Travelers and AXIS Surplus Lines Insurance Company (collectively, the Three Settling Insurers), pursuant to which the Three Settling Insurers agreed to pay WMT an aggregate of $60 million (in addition to $10 million previously paid by Columbia) in a lump sum on or before the 30th business day after execution of the Insurance Settlement Agreement. This amount will be in full satisfaction of all potential liability of the Three Settling Insurers relating to metal-on-metal hip and similar metal ion release claims, including but not limited to all claims in the MDL and the JCCP, and all

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

claims asserted by WMT against the Three Settling Insurers in the Tennessee action described above.
As part of the settlement, the Three Settling Insurers will buy back from WMT their policies in the five policy years beginning with the August 15, 2007- August 15, 2008 policy year (Repurchased Policy Years). Consequently, the Wright Entities will have no further coverage from the Three Settling Insurers for any present or future claims falling in the Repurchased Policy Years, or any other period in which a released claim is asserted. Additionally, the Insurance Settlement Agreement contains a so-called most favored nation provision which could require us to refund a pro rata portion of the settlement amount if we voluntarily enter into a settlement with the remaining carriers in the Repurchased Policy Years on certain terms more favorable than analogous terms in the Insurance Settlement Agreement. The Tennessee action will continue as to the remaining defendant insurers other than the Three Settling Insurers.
Management has recorded an insurance receivable of $68.7 million for the probable recovery of spending in excess of our retention for a single occurrence and for the anticipated proceeds from the settlement with the Three Settling Insurers described above. As of September 25, 2016, we have received $11.7 million of insurance proceeds, and our insurance carriers have paid a total of $4.6 million directly to claimants in connection with various settlements, which represents amounts undisputed by the carriers. Our acceptance of these proceeds was not a waiver of any other claim we may have against the insurance carriers. However, the amount we ultimately receive will depend on the outcome of our dispute with the remaining carriers (other than the Three Settling Carriers) concerning the number of policy years available. We believe our contracts with the insurance carriers are enforceable for these claims; and, therefore, we believe it is probable we will receive additional recoveries from the remaining carriers. Settlement discussions with the remaining insurance carriers continue.
Given the substantial or indeterminate amounts sought in these matters, and the inherent unpredictability of such matters, an adverse outcome in these matters in excess of the amounts included in our accrual for contingencies could have a material adverse effect on our financial condition, results of operations and cash flow. Future revisions to our estimates of these provisions could materially impact our results of operations and financial position. We use the best information available to determine the level of accrued product liabilities, and believe our accruals are adequate.
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

14. Segment Information
During the first quarter of 2016, our management, including our Chief Executive Officer, who is our chief operating decision maker, began managing our operations as four operating business segments: U.S. Lower Extremities & Biologics, U.S. Upper Extremities, International Extremities & Biologics, and Large Joints. We determined that each of these operating segments represented a reportable segment. Our Chief Executive Officer reviews financial information at the operating segment level to allocate resources and to assess the operating results and performance of each segment.  As a result of the classification of the Large Joints Business as a discontinued operation during the second quarter of 2016, the Large Joints reportable segment is presented in our condensed consolidated statements of operations as discontinued operations and is not included in segment results for all periods presented. See Note 4 of the condensed consolidated financial statements for additional information regarding this divestiture. U.S. Lower Extremities & Biologics, U.S. Upper Extremities, and International Extremities & Biologics are our remaining three reportable segments as of September 25, 2016.
Our U.S. Lower Extremities & Biologics segment consists of our operations focused on the sale in the U.S. of our lower extremities products, such as joint implants and bone fixation devices for the foot and ankle and our biologics products used to support treatment

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

of damaged or diseased bone, tendons, and soft tissues or to stimulate bone growth. Our U.S. Upper Extremities segment consists of our operations focused on the sale in the U.S. of our upper extremities products, such as joint implants and bone fixation devices for the shoulder, elbow, wrist, and hand and products used across several anatomic sites to mechanically repair tissue-to-tissue or tissue-to-bone injuries and other ancillary products. Our International Extremities and Biologics segment consists of our operations focused on the sale outside the U.S. of all lower and upper extremities products, including associated biologics products.
Management measures segment profitability using an internal operating performance measure that excludes the impact of inventory step-up amortization and due diligence, transaction and transition costs associated with acquisitions, as such items are not considered representative of segment results. Management's change to the way it monitors performance, aligns strategies, and allocates resources results in a change in our reportable segments and a change in reporting units for goodwill impairment measurement purposes. We have determined that each reportable segment represents a reporting unit and, in accordance with ASC 350, requires an allocation of goodwill to each reporting unit. As of September 25, 2016, we have allocated $219 million, $559 million, and $79 million of goodwill to the U.S. Lower Extremities & Biologics, U.S. Upper Extremities, and International Extremities & Biologics reportable segments, respectively.
Selected financial information related to our segments is presented below for the three months ended September 25, 2016 and September 30, 2015 (in thousands):

	Three months ended September 25, 2016
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Corporate [1]	Total
Net sales from external customers	$70,654	$47,411	$39,267	$—	$157,332
Depreciation expense	3,494	3,181	3,086	5,124	14,885
Amortization expense	—	—	—	7,466	7,466
Segment operating income (loss)	$17,980	$12,594	$(2,945)	$(47,822)	$(20,193)
Other:
Inventory step-up amortization					10,306
Transaction and transition expenses					6,532
Product rationalization					1,573
Operating loss					(38,604)
Interest expense, net					16,795
Other income, net					(365)
Loss before income taxes					$(55,034)

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Three months ended September 30, 2015
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Corporate [1]	Total
Net sales from external customers	$56,740	$3,654	$19,745	$—	$80,139
Depreciation expense	3,288	212	827	1,941	6,268
Amortization expense	—	—	—	2,546	2,546
Segment operating income (loss)	$7,716	$1,526	$(2,158)	$(28,203)	$(21,119)
Other:
Inventory step-up amortization					20
Distributor conversion and non-compete charges					16
Due diligence, transaction and transition expenses					19,887
Operating loss					(41,042)
Interest expense, net					11,185
Other income, net					10,236
Loss before income taxes					$(62,463)

Selected financial information related to our segments is presented below for the nine months ended September 25, 2016 and September 30, 2015 (in thousands):

	Nine months ended September 25, 2016
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Corporate [1]	Total
Net sales from external customers	$214,559	$149,923	$132,857	$—	$497,339
Depreciation expense	9,183	8,400	8,541	14,881	41,005
Amortization expense	—	—	—	21,407	21,407
Segment operating income (loss)	$57,813	$46,729	$840	$(146,792)	$(41,410)
Other:
Inventory step-up amortization					30,922
Transaction and transition expenses					24,425
Product rationalization					3,527
Legal settlement					1,800
Management changes					1,348
Costs associated with new convertible debt					234
Operating loss					(103,666)
Interest expense, net					41,673
Other expense, net					(3,494)
Loss before income taxes					$(141,845)

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Nine months ended September 25, 2015
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Corporate [1]	Total
Net sales from external customers	$164,448	$11,702	$62,343	$—	$238,493
Depreciation expense	9,050	643	2,330	4,943	16,966
Amortization expense	—	—	—	7,676	7,676
Segment operating income (loss)	$19,666	$4,902	$(7,256)	$(82,643)	$(65,331)
Other:
Inventory step-up amortization					69
Distributor conversion and non-compete charges					65
Due diligence, transaction and transition expenses					43,040
Operating loss					(108,505)
Interest expense, net					29,793
Other income, net					7,395
Loss before income taxes					$(145,693)

[1]
The Corporate category primarily reflects general and administrative expenses not specifically associated with the U.S. Lower Extremities & Biologics, U.S. Upper Extremities, and International Extremities & Biologics segments. These non-allocated corporate expenses relate to global administrative expenses that support all segments, including salaries and benefits of certain executive officers and expenses such as: information technology administration and support; corporate headquarters; legal, compliance, and corporate finance functions; insurance; and all share-based compensation.

Our principal geographic regions consist of the United States, EMEA (which includes Europe, the Middle East and Africa), and Other (which principally represents Asia, Australia, Canada, and Latin America). Net sales attributed to each geographic region are based on the location in which the products were sold.
Net sales by geographic region are as follows (in thousands):

	Three months ended
Net sales by geographic region:	September 25, 2016	September 30, 2015
United States	$118,065	$60,394
EMEA	23,693	10,718
Other	15,574	9,027
Total	$157,332	$80,139

	Nine months ended
Net sales by geographic region:	September 25, 2016	September 30, 2015
United States	$364,482	$176,150
EMEA	87,040	34,951
Other	45,817	27,392
Total	$497,339	$238,493
Assets in the U.S. Upper Extremities, U.S. Lower Extremities & Biologics, and International Extremities & Biologics segments are those assets used exclusively in the operations of each business segment or allocated when used jointly. Assets in the Corporate category are principally cash and cash equivalents, derivative assets, property, plant and equipment associated with our corporate headquarters, assets associated with discontinued operations, product liability insurance receivables, and assets associated with income taxes. Total assets by business segment as of September 25, 2016 and December 27, 2015 are as follows (in thousands):

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	September 25, 2016
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Corporate	Assets held for sale	Total
Total assets	$464,451	$811,318	$316,372	$702,380	$21,805	$2,316,326

	December 27, 2015
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Corporate	Assets held for sale	Total
Total assets	$490,798	$833,432	$365,621	$333,473	$50,170	$2,073,494

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition for the three and nine months ended September 25, 2016. This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements, our Annual Report on Form 10-K for the year ended December 27, 2015, which includes additional information about our critical accounting policies and practices and risk factors, and "Special Note Regarding Forward-Looking Statements" and "Part I. Item 1A. Risk Factors" in this report.
Background
On October 1, 2015, we became Wright Medical Group N.V. following the merger of Wright Medical Group, Inc. with Tornier N.V. Upon completion of the merger, Robert J. Palmisano, former President and Chief Executive Officer (CEO) of legacy Wright, became President and CEO of the combined company, and Lance A. Berry, former Senior Vice President (SVP) and Chief Financial Officer (CFO) of legacy Wright, became SVP and CFO. Immediately upon completion of the merger, legacy Wright shareholders owned approximately 52% of the combined company and legacy Tornier shareholders owned approximately 48%, and our board of directors was comprised of five representatives from legacy Wright’s board of directors and five representatives from legacy Tornier’s board of directors. In connection with the merger, the trading symbol for our ordinary shares changed from “TRNX” to “WMGI.” Because of these and other facts and circumstances, the merger was accounted for as a “reverse acquisition” under US GAAP, and as such, legacy Wright was considered the acquiring entity for accounting purposes. Therefore, legacy Wright’s historical results of operations replaced legacy Tornier’s historical results of operations for all periods prior to the merger. More specifically, the accompanying consolidated financial statements for periods prior to the merger are those of legacy Wright and its subsidiaries, and for periods subsequent to the merger also include legacy Tornier and its subsidiaries.
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
On October 21, 2016, pursuant to the previously disclosed binding offer letter dated as of July 8, 2016, we, Corin Orthopaedics Holdings Limited (Corin), and certain other entities related to us and Corin entered into a business sale agreement (Sale Agreement) and simultaneously completed and closed the sale of our Large Joints business. Pursuant to the terms of the Sale Agreement, we sold substantially all of our assets related to the Large Joints business to Corin for approximately €29.7 million in cash, less approximately €10.6 million for net working capital adjustments. We determined that the Large Joints business meets the criteria for classification as discontinued operations. As such, the financial results of our Large Joints business have been reflected within discontinued operations for all periods presented, unless otherwise noted, and the discussion below is on a continuing operations basis.
On January 9, 2014, legacy Wright completed the sale of its hip and knee (OrthoRecon) business to MicroPort Scientific Corporation (MicroPort). The financial results of the OrthoRecon business have also been reflected within discontinued operations for all periods presented and, unless otherwise noted, the discussion below is on a continuing operations basis.
References in this section to "we," "our" and "us" refer to Wright Medical Group N.V. and its subsidiaries after the Wright/Tornier merger and Wright Medical Group, Inc. and its subsidiaries before the merger. As a result of the Wright/Tornier merger, our fiscal year runs from the first Monday after the last Sunday of December of a year and ends on the last Sunday of December of the following year. Due to this change, our third quarter of operations for 2016 and 2015 ended on September 25 and September 30, respectively.
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
Our principal upper extremities products include the AEQUALIS ASCEND® and SIMPLICITI® total shoulder replacement systems, the AEQUALIS® REVERSED II™ reversed shoulder system, and the AEQUALIS ASCEND® FLEX™ convertible shoulder system. The SIMPLICITI® is the first minimally invasive, ultra-short stem total shoulder that has been available in certain international markets for a couple of years, but was commercially launched by legacy Tornier on a limited focused basis in the United States late in the second quarter of 2015, after receipt of FDA 510(k) clearance in March 2015. Our principal lower extremities products include the INBONE® and INFINITY® Total Ankle Replacement Systems. We expect to commercially launch our most recent total ankle replacement product, the INVISION™ Total Ankle Revision System, in 2017. Our biologic products use both biological tissue-based and synthetic materials to allow the body to regenerate damaged or diseased bone and to repair damaged or diseased soft tissue. These products aid the body’s natural regenerative capabilities to heal itself, minimizing or delaying the need for invasive implant surgery. The newest addition to our biologics product portfolio is AUGMENT® Bone Graft, which is based on recombinant human platelet-derived growth factor (rhPDGF-BB), a synthetic copy of one of the body’s principal healing agents. FDA approval of AUGMENT® Bone Graft in the United States for ankle and/or hindfoot fusion indications occurred during the third quarter of 2015. Prior to FDA approval, this product was available for sale in Canada for foot and ankle fusion indications and in Australia and New Zealand for hindfoot and ankle fusion indications.
Supplemental Non-GAAP Pro Forma Information. Due to the significance of the legacy Tornier business that is not included in our results of operations for the three and nine months ended September 30, 2015 and to supplement our consolidated financial statements prepared in accordance with US GAAP, we use certain non-GAAP financial measures, including combined pro forma net sales. Our non-GAAP financial measures are not in accordance with, or an alternative for, GAAP measures and may be different from non-GAAP financial measures used by other companies. In addition, our non-GAAP financial measures are not based on any comprehensive or standard set of accounting rules or principles. Accordingly, the calculation of our non-GAAP financial measures may differ from the definitions of other companies using the same or similar names limiting, to some extent, the usefulness of such measures for comparison purposes. We believe that non-GAAP financial measures have limitations in that they do not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP and that these measures should only be used to evaluate our results of operations in conjunction with the corresponding GAAP measures. See tables below for a reconciliation of our non-GAAP combined pro forma net sales for the three and nine months ended September 30, 2015 to our net sales for such periods as calculated in accordance with US GAAP.
Significant Quarterly Business Developments.
On October 21, 2016, pursuant to the previously disclosed binding offer letter, dated as of July 8, 2016, we completed and closed the sale of our business operations operating under the Large Joints operating segment (the Large Joints Business) to Corin for approximately €29.7 million in cash, less approximately €10.6 million for net working capital adjustments. All historical operating results for the Large Joints Business, including costs associated with corporate employees and infrastructure transferred as a part of the sale, are reflected within discontinued operations in the condensed consolidated statements of operations. Further, all assets and associated liabilities transferred to Corin were classified as assets and liabilities held for sale in our unaudited condensed consolidated balance sheet for all periods presented.
On November 1, 2016, WMT entered into a Master Settlement Agreement (MSA) with Court-appointed attorneys representing plaintiffs in the metal-on-metal hip replacement product liability litigation pending before the United States District Court for the Northern District of Georgia (the MDL) and the California State Judicial Counsel Coordinated Proceedings (the JCCP). Under the terms of the MSA, the parties agreed to settle 1,292 specifically identified claims associated with CONSERVE®, DYNASTY® and LINEAGE® products that meet the eligibility requirements of the MSA and are either pending in the MDL or JCCP, or subject to court-approved tolling agreements in the MDL or JCCP, for a settlement amount of $240 million.  As of September 25, 2016, our accrual for metal-on-metal claims totaled $250.9 million, of which $242.7 million is included in our condensed consolidated balance sheet within “Accrued expenses and other current liabilities” and $8.2 million is included within “Other liabilities.”  See Note 13 to our condensed consolidated financial statements for additional discussion regarding the MSA and our accrual methodologies for the metal-on-metal hip replacement product liability claims.
On October 28, 2016, WMT and Wright Medical Group, Inc. (Wright Entities) entered into a Settlement Agreement, Indemnity and Hold Harmless Agreement and Policy Buyback Agreement (Insurance Settlement Agreement) with a subgroup of three insurance carriers, namely Columbia Casualty Company (Columbia), Travelers and AXIS Surplus Lines Insurance Company (collectively, the Three Settling Insurers), pursuant to which the Three Settling Insurers agreed to pay WMT an aggregate of $60 million (in addition to $10 million previously paid by Columbia) in a lump sum on or before the 30th business day after execution of the Insurance Settlement Agreement. This amount will be in full satisfaction of all potential liability of the Three Settling Insurers relating to metal-on-metal hip and similar metal ion release claims, including but not limited to all claims in the MDL and the JCCP, and all claims asserted by WMT against the Three Settling Insurers in the Tennessee action described in the section entitled “Legal Proceedings.”  Management has recorded an insurance receivable of $68.7 million for the probable recovery of spending in excess of our retention for a single occurrence and for the anticipated proceeds from the settlement with the Three Settling Insurers. As of September 25, 2016, we have received $11.7 million of insurance proceeds, and our insurance carriers have paid a total of $4.6 million directly to claimants in connection with various settlements, which represents amounts undisputed by the carriers.  See Note 13 to our condensed consolidated financial statements for additional discussion regarding the Insurance Settlement Agreement.
Net sales increased 96.3% totaling $157.3 million in the third quarter of 2016, compared to $80.1 million in the third quarter of 2015, primarily due to the impact of the Wright/Tornier merger. Net sales in the third quarter of 2016 increased 8.7% as compared to third quarter 2015 non-GAAP combined pro forma net sales (pro forma net sales), primarily driven by 11.1% growth in our U.S. businesses.
Our U.S. net sales increased $57.7 million, or 95.5%, in the third quarter of 2016 as compared to the third quarter of 2015, primarily due to the impact of the Wright/Tornier merger. Our U.S. sales in the third quarter of 2016 increased 11.1% as compared to third quarter 2015 combined pro forma net sales, driven primarily by the continued success of our INFINITY® total ankle replacement system, and the ongoing rollouts of the SIMPLICITI® shoulder system, AEQUALIS ASCEND® FLEXTM convertible shoulder system and our AUGMENT® Bone Graft product.
Our international extremities and biologics net sales increased $19.5 million, or 98.9%, in the third quarter of 2016 as compared to the third quarter of 2015, primarily due to the impact of the Wright/Tornier merger. Our international extremities and biologics net sales in the third quarter of 2016 increased 2.0% as compared to third quarter 2015 combined pro forma net sales, driven primarily by 12% combined pro forma net sales growth in Canada and 10% combined pro forma net sales growth in Australia, which was partially offset by a $0.9 million unfavorable impact from foreign currency exchange rates.
In the third quarter of 2016, our net loss from continuing operations totaled $52.7 million, compared to a net loss from continuing operations of $62.7 million for the third quarter of 2015. This decrease in net loss from continuing operations was primarily driven by the following:

•	$11.1 million increase in profitability of our U.S. Upper Extremities segment driven almost entirely by the acquired Tornier business;

•	$10.3 million increase in profitability of our U.S. Lower Extremities and Biologics segment driven by leverage on increased sales, as operating expenses grew at a lower rate than net sales;

•	$10.6 million increase in other income, net, primarily driven by changes in fair value adjustments associated with derivative assets and liabilities and CVRs; and

•	$13.4 million decrease in transaction and transition expenses.
The favorable changes in segment operating income were mostly offset by:

•	$19.6 million of incremental Corporate expenses, primarily due to expenses from the acquired Tornier business;

•	$10.3 million of amortization of the inventory step-up fair value adjustment associated with the Wright/Tornier merger; and

•
$5.6 million of incremental interest expense, primarily due to cash interest and non-cash amortization of debt discount and deferred financing charges associated with the 2021 Notes that were issued in the second quarter of 2016.

Opportunities and Challenges. With the closing of the sale of our Large Joints Business, we believe we are now well positioned and completely focused on accelerating growth in our extremities and biologics business. We intend to continue to leverage the global strengths of both our legacy Wright and legacy Tornier product brands as a pure-play extremities and biologics business. We believe our leadership is further enhanced by the FDA approval of AUGMENT® Bone Graft, a biologic solution that adds additional depth to one of the most comprehensive extremities product portfolios in the industry, as well as provides a platform technology for future new product development. We believe the highly complementary nature of legacy Wright’s and legacy Tornier’s businesses gives significant diversity and scale across a range of geographies and product categories. We believe we are differentiated in the marketplace by our strategic focus on extremities and biologics, our full portfolio of upper and lower extremities and biologics products, and our specialized and focused sales organization.
We are highly focused on ensuring that no business momentum is lost as we continue to integrate legacy Wright and legacy Tornier. Since the merger and through the end of third quarter of 2016, we have completed the integration of our global sales force, co-located and consolidated into one enterprise resource planning (ERP) system in three of our top five international markets and completed a substantial number of other integration activities, while incurring less dis-synergies than we originally anticipated. Although we recognize that we will continue to have revenue dis-synergies during the remaining integration period, we believe we have an excellent opportunity to improve efficiency and leverage fixed costs in our business going forward. We also believe we have significant opportunity at the same time to advance certain balance sheet initiatives, such as improving our inventory, instrument set utilization and days sales outstanding.
While our ultimate financial goal is to achieve sustained profitability in the short-term, we anticipate continuing operating losses until we are able to grow our sales to a sufficient level to support our cost structure, including the inherent infrastructure costs of our industry.
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
Results of Operations
On October 21, 2016, pursuant to the previously disclosed binding offer letter dated as of July 8, 2016, we closed the sale of our Large Joints Business to Corin. We determined that the Large Joints Business meets the criteria for classification as discontinued operations. As such, the financial results of our Large Joints business have been reflected within discontinued operations for all periods presented and the discussion below is on a continuing operations basis, unless otherwise noted.

Comparison of the three months ended September 25, 2016 to the three months ended September 30, 2015
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

	Three months ended
	September 25, 2016		September 30, 2015
	Amount	% of net sales	Amount	% of net sales
Net sales	$157,332	100.0%	$80,139	100.0%
Cost of sales [1,2]	46,149	29.3%	23,052	28.8%
Gross profit	111,183	70.7%	57,087	71.2%
Operating expenses:
Selling, general and administrative [1]	129,840	82.5%	85,997	107.3%
Research and development [1]	12,481	7.9%	9,570	11.9%
Amortization of intangible assets	7,466	4.7%	2,562	3.2%
Total operating expenses	149,787	95.2%	98,129	122.4%
Operating loss	(38,604)	(24.5)%	(41,042)	(51.2)%
Interest expense, net	16,795	10.7%	11,185	14.0%
Other (income) expense, net	(365)	(0.2)%	10,236	12.8%
Loss from continuing operations before income taxes	(55,034)	(35.0)%	(62,463)	(77.9)%
(Benefit) provision for income taxes	(2,325)	(1.5)%	187	0.2%
Net loss from continuing operations	$(52,709)	(33.5)%	$(62,650)	(78.2)%
Loss from discontinued operations, net of tax	(57,436)		(36,211)
Net loss	$(110,145)		$(98,861)
__________________________
1 These line items include the following amounts of non-cash, share-based compensation expense for the periods indicated:

	Three months ended
	September 25, 2016	% of net sales	September 30, 2015	% of net sales
Cost of sales	$146	0.1%	$17	—%
Selling, general and administrative	3,168	2.0%	1,777	2.2%
Research and development	214	0.1%	231	0.3%
2 Cost of sales includes amortization of inventory step-up adjustment of $10.3 million for the three months ended September 25, 2016.

The following tables set forth our net sales by product line for the U.S. and International for the periods indicated (in thousands) and the percentage of year-over-year change:

	Three months ended
	September 25, 2016	September 30, 2015	% change
U.S.
Lower extremities	$51,586	$43,929	17.4%
Upper extremities	46,207	3,654	1,164.6%
Biologics	18,247	12,198	49.6%
Sports med & other	2,025	613	230.3%
Total U.S.	$118,065	$60,394	95.5%

International
Lower extremities	$14,201	$10,917	30.1%
Upper extremities	17,326	1,764	882.2%
Biologics	4,739	5,260	(9.9)%
Sports med & other	3,001	1,804	66.4%
Total International	$39,267	$19,745	98.9%

Total net sales	$157,332	$80,139	96.3%
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

The following table reconciles our non-GAAP combined pro forma net sales by product line for the three months ended September 30, 2015 (in thousands):

	Three months ended September 30, 2015

	Standalone Wright Medical Group, Inc.	Standalone Tornier N.V., recast [1]	Discontinued net sales [2]	Non-GAAP combined pro forma net sales
U.S.
Lower extremities	$43,929	$8,675	$(2,905)	$49,699
Upper extremities	3,654	37,908	—	41,562
Biologics	12,198	412	—	12,610
Sports med & other	613	1,810	—	2,423
Total extremities & biologics	60,394	48,805	(2,905)	106,294
Large joint	—	33	(33)	—
Total U.S.	$60,394	$48,838	$(2,938)	$106,294

International
Lower extremities	$10,917	$2,275	$—	$13,192
Upper extremities	1,764	14,862	—	16,626
Biologics	5,260	114	—	5,374
Sports med & other	1,804	1,505	—	3,309
Total extremities & biologics	19,745	18,756	—	38,501
Large joint	—	7,350	(7,350)	—
Total International	$19,745	$26,106	$(7,350)	$38,501

Global
Lower extremities	$54,846	$10,950	$(2,905)	$62,891
Upper extremities	5,418	52,770	—	58,188
Biologics	17,458	526	—	17,984
Sports med & other	2,417	3,315	—	5,732
Total extremities & biologics	80,139	67,561	(2,905)	144,795
Large joint	—	7,383	(7,383)	—
Total sales	$80,139	$74,944	$(10,288)	$144,795
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

The following table sets forth our 2016 net sales growth rates by product line as compared to our 2015 non-GAAP combined pro forma net sales for the periods indicated (in thousands) and the percentage of year-over-year change:

	Net sales	Non-GAAP combined pro forma net sales	% change
	Three months ended September 25, 2016	Three months ended September 30, 2015
U.S.
Lower extremities	$51,586	$49,699	3.8%
Upper extremities	46,207	41,562	11.2%
Biologics	18,247	12,610	44.7%
Sports med & other	2,025	2,423	(16.4)%
Total U.S.	$118,065	$106,294	11.1%

International
Lower extremities	$14,201	$13,192	7.6%
Upper extremities	17,326	16,626	4.2%
Biologics	4,739	5,374	(11.8)%
Sports med & other	3,001	3,309	(9.3)%
Total International	$39,267	$38,501	2.0%

Global
Lower extremities	$65,787	$62,891	4.6%
Upper extremities	63,533	58,188	9.2%
Biologics	22,986	17,984	27.8%
Sports med & other	5,026	5,732	(12.3)%
Total sales	$157,332	$144,795	8.7%
Net sales
U.S. Sales. U.S. net sales totaled $118.1 million in the third quarter of 2016, a 95.5% increase from $60.4 million in the third quarter of 2015, primarily due to the impact of the Wright/Tornier merger. U.S. net sales in the third quarter of 2016 increased 11.1% as compared to third quarter 2015 pro forma net sales. U.S. sales represented approximately 75.0% of total net sales in the third quarter of 2016, compared to 75.4% of total net sales in the third quarter of 2015.
Our U.S. lower extremities net sales increased to $51.6 million in the third quarter of 2016 from $43.9 million in the third quarter of 2015, representing growth of 17.4%, driven by continued growth in legacy Wright's lower extremities business, as well as the impact of the Wright/Tornier merger. Our U.S. lower extremities net sales grew 3.8% in the third quarter of 2016 as compared to third quarter 2015 pro forma net sales. This pro forma net sales growth was driven by 19% net sales growth in our total ankle replacement products, as well as sales from the recent launch of our SALVATION® limb salvage system for treating Charcot foot and limb salvage cases, partially offset by anticipated continued declines in sales of legacy Tornier foot and ankle systems due to merger-related sales dis-synergies, which are anticipated to continue.
Our U.S. upper extremities net sales increased to $46.2 million in the third quarter of 2016 from $3.7 million in the third quarter of 2015, representing growth of 1,164.6%. This growth was driven almost entirely by the impact of the Wright/Tornier merger. Our U.S. upper extremities net sales grew 11.2% in the third quarter of 2016 as compared to third quarter 2015 pro forma net sales. This pro forma growth was driven by continued success of our AEQUALIS ASCEND® shoulder products, including the AEQUALIS ASCEND® FLEXTM convertible shoulder system, as well as sales from our SIMPLICITI® shoulder system that was launched late in the third quarter of 2015.
Our U.S. biologics net sales totaled $18.2 million in the third quarter of 2016, representing a 49.6% increase over the third quarter of 2015, driven primarily by sales of AUGMENT® Bone Graft, which was commercially launched in the fourth quarter 2015. Our U.S. biologics net sales grew 44.7% in the third quarter of 2016 as compared to third quarter 2015 pro forma net sales, primarily driven by sales of AUGMENT® Bone Graft.
International Sales. Net sales of our extremities and biologics products in our international regions totaled $39.3 million in the third quarter of 2016, a 98.9% increase from $19.7 million in the third quarter of 2015, primarily due to the impact of the Wright/

Tornier merger. Our international extremities and biologics net sales in the third quarter of 2016 increased 2.0% as compared to third quarter 2015 pro forma international extremities and biologics net sales, and included a $0.9 million unfavorable impact from foreign currency exchange rates (a 2 percentage point unfavorable impact to pro forma international extremities and biologics sales growth rate).
Our international lower extremities net sales increased 30.1% to $14.2 million in the third quarter of 2016 from $10.9 million in the third quarter of 2015. Our international lower extremities sales grew 7.6% in the third quarter of 2016 as compared to third quarter 2015 pro forma international lower extremities net sales, primarily driven by a 57.6% increase in sales to stocking distributors and lower than normal sales in Latin America in the prior year period. This increase was partially offset by merger-related sales dis-synergies, which are anticipated to continue, and a $0.5 million unfavorable impact from foreign currency exchange rates (a 4 percentage point unfavorable impact to pro forma international lower extremities sales growth rate).
Our international upper extremities net sales increased 882% to $17.3 million in the third quarter of 2016 from $1.8 million in the third quarter of 2015, driven entirely by the impact of the Wright/Tornier merger. Our international upper extremities net sales grew 4.2% in the third quarter of 2016 as compared to third quarter 2015 pro forma international upper extremities net sales, driven primarily by a 6% increase in sales in our direct markets in Europe and a 35% increase in sales in Australia due to increased demand, partially offset by a $0.1 million unfavorable impact from foreign currency exchange rates (a 1 percentage point unfavorable impact to pro forma international upper extremities sales growth rate).
Our international biologics net sales decreased 9.9% to $4.7 million in the third quarter of 2016 from $5.3 million in the third quarter of 2015. On a pro forma basis, our international biologics net sales decreased 11.8% in the third quarter of 2016 as compared to third quarter 2015 pro forma international biologics net sales. This decrease was primarily attributable to lower levels of sales to stocking distributors, as well as a $0.1 million unfavorable impact from foreign currency exchange rates (a 2 percentage point unfavorable impact to pro forma international biologics sales growth rate).
Cost of sales
Our cost of sales totaled $46.1 million, or 29.3% of net sales, in the third quarter of 2016, compared to $23.1 million, or 28.8% of net sales, in the third quarter of 2015, representing an increase of 0.5 percentage points as a percentage of net sales. This increase was primarily driven by $10.3 million (6.5% of net sales) of inventory step-up amortization in the third quarter of 2016 associated with inventory acquired from the Wright/Tornier merger, as well as a $1.6 million (1.0% of net sales) provision for excess and obsolete inventory associated with product rationalization initiatives, which were mostly offset by provisions for inventory losses in the prior year, favorable absorption of fixed manufacturing expenses, and favorable geographic mix.
We anticipate we will continue to record inventory step-up amortization through the end of 2016.
Selling, general and administrative
Our selling, general and administrative expenses totaled $129.8 million, or 82.5% of net sales, in the third quarter of 2016, compared to $86.0 million, or 107.3% of net sales, in the third quarter of 2015. Selling, general and administrative expense for the third quarters of 2016 and 2015 included $6.4 million (4.1% of net sales) and $17.5 million (21.8% of net sales), respectively, of transition and transaction costs primarily associated with the Wright/Tornier merger. The remaining decrease in selling, general and administrative expenses as a percentage of net sales was driven primarily by leveraged spending in our U.S. lower extremities and biologics segment as expense grew at a significantly lower rate than net sales, the addition of the legacy Tornier U.S. upper extremities business with a lower percentage of selling, general and administrative expenses as a percentage of net sales than legacy Wright, and lower levels of corporate spending as a percentage of net sales following the Wright/Tornier merger.
Research and development
Our research and development expense totaled $12.5 million in the third quarter of 2016 compared to $9.6 million in the third quarter of 2015. This increase was almost entirely due to $3.2 million of additional research and development expenses associated with the acquired Tornier business in the third quarter of 2016.
Amortization of intangible assets
Charges associated with amortization of intangible assets totaled $7.5 million in the third quarter of 2016, compared to $2.6 million in the third quarter of 2015. This increase was driven by amortization of intangible assets acquired as part of the Wright/Tornier merger. Based on intangible assets held at September 25, 2016, we expect amortization expense to be approximately $28.9 million for the full year of 2016, $26.7 million in 2017, $21.7 million in 2018, $19.9 million in 2019, and $19.3 million in 2020.
Interest expense, net
Interest expense, net, totaled $16.8 million in the third quarter of 2016 and $11.2 million in the third quarter of 2015. Increased interest expense was driven by the increase in debt outstanding following the issuance of the 2021 Notes in the second quarter of 2016. Our interest expense in the third quarter of 2016 related primarily to non-cash interest expense associated with the amortization of the discount on the 2021 Notes and 2020 Notes of $4.2 million and $6.3 million, respectively; amortization of deferred financing charges on the 2021 Notes, 2020 Notes, and 2017 Notes totaling $0.9 million; and cash interest expense primarily associated with the coupon on the 2021 Notes, 2020 Notes, and 2017 Notes totaling $5.1 million. Our interest expense in the third quarter of 2015 related primarily to non-cash interest expense associated with the amortization of the discount on the 2020 Notes and 2017 Notes of $6.1 million and $0.5 million, respectively, non-cash interest expense associated with the amortization of deferred financing charges on the 2020 Notes and 2017 Notes totaling $0.9 million, and cash interest expense primarily associated with the coupon on the 2020 Notes and 2017 Notes totaling $3.5 million.
Other income, net
Other income, net totaled $0.4 million of income in the third quarter of 2016, compared to $10.2 million of expense in the same period of 2015. In the third quarter of 2016, other income, net included a gain of $3.2 million for the net mark-to-market adjustments on our derivative assets and liabilities. This gain was partially offset by an unrealized loss of $2.2 million for the mark-to-market adjustment on CVRs issued in connection with the BioMimetic acquisition. In the third quarter of 2015,  other income, net primarily consisted of an unrealized loss of $14.6 million for the mark-to-market adjustment on CVRs issued in connection with the BioMimetic acquisition, which was partially offset by a gain of $4.7 million for the net mark-to-market adjustments on our derivative assets and liabilities.
(Benefit)/provision for income taxes
We recorded a tax benefit of $2.3 million in the third quarter of 2016, compared to a tax provision of $0.2 million in the third quarter of 2015. For the third quarter of 2016, the tax benefits primarily related to losses, including amortization of inventory fair value step-up and intangible assets, in jurisdictions where we do not have a valuation allowance.
Loss from discontinued operations, net of tax
Loss from discontinued operations, net of tax, consists of the operating results for the Large Joints Business that was sold to Corin, as well as the costs associated with legal defense, income/loss associated with product liability insurance recoveries/denials, and changes to any contingent liabilities associated with the OrthoRecon business that was sold to MicroPort. During the third quarter of 2016, we recognized a $38.7 million charge for certain retained metal-on-metal product liability claims associated with the OrthoRecon business (see Note 13 to our condensed consolidated financial statements for further discussion). See Note 4 to our condensed consolidated financial statements for further discussion of our discontinued operations.

Comparison of the nine months ended September 25, 2016 to the nine months ended September 30, 2015
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

	Nine months ended
	September 25, 2016		September 30, 2015
	Amount	% of net sales	Amount	% of net sales
Net sales	$497,339	100.0%	$238,493	100.0%
Cost of sales [1,2]	141,824	28.5%	63,812	26.8%
Gross profit	355,515	71.5%	174,681	73.2%
Operating expenses:
Selling, general and administrative [1]	401,069	80.6%	250,801	105.2%
Research and development [1]	36,705	7.4%	24,644	10.3%
Amortization of intangible assets	21,407	4.3%	7,741	3.2%
Total operating expenses	459,181	92.3%	283,186	118.7%
Operating loss	(103,666)	(20.8)%	(108,505)	(45.5)%
Interest expense, net	41,673	8.4%	29,793	12.5%
Other (income) expense, net	(3,494)	(0.7)%	7,395	3.1%
Loss from continuing operations before income taxes	(141,845)	(28.5)%	(145,693)	(61.1)%
(Benefit) provision for income taxes	(6,913)	(1.4)%	511	0.2%
Net loss from continuing operations	$(134,932)	(27.1)%	$(146,204)	(61.3)%
Loss from discontinued operations, net of tax	(252,571)		(46,720)
Net loss	$(387,503)		$(192,924)
___________________________

[1]	These line items include the following amounts of non-cash, share-based compensation expense for the periods indicated:

	Nine months ended
	September 25, 2016	% of net sales	September 30, 2015	% of net sales
Cost of sales	$321	0.1%	$28	—%
Selling, general and administrative	9,070	1.8%	6,895	2.9%
Research and development	510	0.1%	783	0.3%
2 Cost of sales includes amortization of inventory step-up adjustment of $30.9 million for the nine months ended September 25, 2016.

The following table sets forth our net sales by product line for the periods indicated (in thousands) and the percentage of year-over-year change:

	Nine months ended
	September 25, 2016	September 30, 2015	% change
U.S.
Lower extremities	$158,872	$128,277	23.9%
Upper extremities	146,117	11,703	1,148.5%
Biologics	53,167	34,612	53.6%
Sports med & other	6,326	1,558	306.0%
Total U.S.	$364,482	$176,150	106.9%

International
Lower extremities	$45,984	$35,313	30.2%
Upper extremities	62,241	5,723	987.6%
Biologics	13,804	15,070	(8.4)%
Sports med & other	10,828	6,237	73.6%
Total International	$132,857	$62,343	113.1%

Total net sales	$497,339	$238,493	108.5%
The results of operations discussion that appears below has been presented utilizing a combination of historical unaudited and, where relevant, non-GAAP pro forma unaudited information to include the effects on our condensed consolidated financial statements of our acquisition of Tornier, as if we had acquired Tornier as of January 1, 2015. The combined pro forma net sales have been adjusted to reflect a combination of the historical results of operations of Tornier, as adjusted to reflect the effect on our combined net sales of incremental revenues that would have been recognized had Tornier been acquired on January 1, 2015. The combined pro forma net sales have been developed based on available information and upon assumptions that our management believes are reasonable in order to reflect, on a pro forma basis, the impact of the Wright/Tornier merger.
The pro forma financial data is not necessarily indicative of results of operations that would have occurred had the Wright/Tornier merger been consummated at the beginning of the period presented or which might be attained in the future.

The following table reconciles our non-GAAP combined pro forma net sales by product line for the nine months ended September 30, 2015 (in thousands):

	Nine months ended September 30, 2015

	Standalone Wright Medical Group, Inc.	Standalone Tornier N.V., recast [1]	Discontinued net sales [2]	Non-GAAP combined pro forma net sales
U.S.
Lower extremities	$128,277	$29,636	$(9,732)	$148,181
Upper extremities	11,703	115,846	—	127,549
Biologics	34,612	1,290	—	35,902
Sports med & other	1,558	5,021	—	6,579
Total extremities & biologics	176,150	151,793	(9,732)	318,211
Large joint	—	119	(119)	—
Total U.S.	$176,150	$151,912	$(9,851)	$318,211

International
Lower extremities	$35,313	$7,402	$—	$42,715
Upper extremities	5,723	51,293	—	57,016
Biologics	15,070	357	—	15,427
Sports med & other	6,237	5,372	—	11,609
Total extremities & biologics	62,343	64,424	—	126,767
Large joint	—	29,921	(29,921)	—
Total International	$62,343	$94,345	$(29,921)	$126,767

Global
Lower extremities	$163,590	$37,038	$(9,732)	$190,896
Upper extremities	17,426	167,139	—	184,565
Biologics	49,682	1,647	—	51,329
Sports med & other	7,795	10,393	—	18,188
Total extremities & biologics	238,493	216,217	(9,732)	444,978
Large joint	—	30,040	(30,040)	—
Total sales	$238,493	$246,257	$(39,772)	$444,978
___________________________

[1]
Legacy Tornier product line sales have been recast to reflect the reclassification of cement, instruments and freight from the historical Tornier product line "Large Joints and Other" to the product line associated with those revenues that will be utilized for future revenue reporting.

[2]
To reduce from Tornier’s historical sales the U.S. sales associated with Tornier’s Salto Talaris and Salto XT ankle replacement products and silastic toe replacement product and the global sales associated with Tornier's Large Joints Business.

The following table sets forth our 2016 net sales growth rates by product line as compared to our 2015 non-GAAP combined pro forma net sales for the periods indicated (in thousands) and the percentage of year-over-year change:

	Net sales	Non-GAAP combined pro forma net sales	% change
	Nine months ended September 25, 2016	Nine months ended September 30, 2015
U.S.
Lower extremities	$158,872	$148,181	7.2%
Upper extremities	146,117	127,549	14.6%
Biologics	53,167	35,902	48.1%
Sports med & other	6,326	6,579	(3.8)%
Total U.S.	$364,482	$318,211	14.5%

International
Lower extremities	$45,984	$42,715	7.7%
Upper extremities	62,241	57,016	9.2%
Biologics	13,804	15,427	(10.5)%
Sports med & other	10,828	11,609	(6.7)%
Total international	$132,857	$126,767	4.8%

Global
Lower extremities	$204,856	$190,896	7.3%
Upper extremities	208,358	184,565	12.9%
Biologics	66,971	51,329	30.5%
Sports med & other	17,154	18,188	(5.7)%
Total sales	$497,339	$444,978	11.8%
Net sales
U.S. Sales. U.S. net sales totaled $364.5 million in the first nine months of 2016, a 106.9% increase from $176.2 million in the first nine months of 2015, primarily due to the impact of the Wright/Tornier merger. U.S. net sales in the first nine months of 2016 increased 14.5% as compared to the first nine months of 2015 pro forma net sales. U.S. sales represented approximately 73.3% of total net sales in the first nine months of 2016, compared to 73.9% of total net sales in the first nine months of 2015.
International Sales. International net sales totaled $132.9 million in the first nine months of 2016, a 113.1% increase from $62.3 million in the first nine months of 2015, primarily due to the impact of the Wright/Tornier merger. Our international net sales in the first nine months of 2016 increased 4.8% as compared to the first nine months of 2015 pro forma international net sales, and included a $3.0 million unfavorable impact from foreign currency exchange rates (a 2 percentage point unfavorable impact to pro forma international sales growth rate).
Cost of sales
Our cost of sales as a percentage of net sales increased to 28.5% in the first nine months of 2016, compared to 26.8% in the first nine months of 2015. This increase was primarily driven by $30.9 million (6.2% of net sales) of inventory step-up amortization in the first nine months of 2016, which was associated with inventory acquired from the Wright/Tornier merger, as well as increased provisions for excess and obsolete inventory, which were more than offset by favorable absorption of fixed manufacturing expenses and lower levels of provisions for inventory losses.
Operating expenses
As a percentage of net sales, operating expenses decreased to 92.3% in the first nine months of 2016, compared to 118.7% in the first nine months of 2015. This decrease was driven primarily by the decrease in spending on due diligence, transition and transaction costs, which were higher in the first nine months of 2015 due to the then pending Wright/Tornier merger, as well as leveraging of corporate expenses following the merger.

(Benefit)/provision for income taxes
We recorded an income tax benefit of $6.9 million in the first nine months of 2016, compared to a tax provision of $0.5 million in the first nine months of 2015. Our 2016 tax benefit includes a $2.3 million tax benefit related to the resolution of an IRS tax audit, as well as benefits primarily related to losses, including amortization of inventory fair value step-up and intangible assets, in jurisdictions where we do not have a valuation allowance.
Loss from discontinued operations, net of tax
Loss from discontinued operations, net of tax, consists of the operating results for the Large Joints Business that was sold to Corin as well as the costs associated with legal defense, income/loss associated with product liability insurance recoveries/denials, and changes to any contingent liabilities associated with the OrthoRecon business that was sold to MicroPort. During the first nine months of 2016, we recognized a $188.7 million charge for certain retained metal-on-metal product liability claims associated with the OrthoRecon business (see Note 13 to our condensed consolidated financial statements for further discussion). See Note 4 to our condensed consolidated financial statements for further discussion of our discontinued operations.

Reportable Segments
The following tables set forth, for the periods indicated, net sales and operating income (loss) of our reportable segments expressed as dollar amounts (in thousands) and as a percentage of net sales:

	Three months ended September 25, 2016
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics
Net sales	$70,654	$47,411	$39,267
Operating income (loss)	$17,980	$12,594	$(2,945)
Operating income (loss) as a percent of net sales	25.4%	26.6%	(7.5)%

	Three months ended September 30, 2015
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics
Net sales	$56,740	$3,654	$19,745
Operating income (loss)	$7,716	$1,526	$(2,158)
Operating income (loss) as a percent of net sales	13.6%	41.8%	(10.9)%

	Nine months ended September 25, 2016
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics
Net sales	$214,559	$149,923	$132,857
Operating income	$57,813	$46,729	$840
Operating income as a percent of net sales	26.9%	31.2%	0.6%

	Nine months ended September 30, 2015
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics
Net sales	$164,448	$11,702	$62,343
Operating income (loss)	$19,666	$4,902	$(7,256)
Operating income (loss) as a percent of net sales	12.0%	41.9%	(11.6)%

Operating income of our U.S. lower extremities and biologics segment increased $10.3 million and $38.1 million for the three and nine months ended September 25, 2016, respectively, compared to the three and nine months ended September 30, 2015, respectively. These increases were driven by leveraging expenses, as net sales increased at a higher rate than operating expenses.
Operating income of our U.S. upper extremities segment increased $11.1 million and $41.8 million for the three and nine months ended September 25, 2016, respectively, compared to the three and nine months ended September 30, 2015, respectively. These increases were driven almost entirely by the acquired Tornier business.
Operating income of our International extremities and biologics segment increased $0.8 million and $8.1 million for the three and nine months ended September 25, 2016, respectively, compared to the three and nine months ended September 30, 2015, respectively. These increases were primarily driven by the acquired Tornier business.
See “Results of Operations-Comparison of the three months ended September 25, 2016 to the three months ended September 30, 2015-Net sales”  and "Results of Operations-Comparison of the nine months ended September 25, 2016 to the nine months ended September 30, 2015 -Net sales" for a discussion of the various factors impacting the net sales of our reporting segments for the three and nine months ended September 25, 2016 compared to the three and nine months ended September 30, 2015.

Liquidity and Capital Resources
The following table sets forth, for the periods indicated, certain liquidity measures (in thousands):

	September 25, 2016	December 27, 2015
Cash and cash equivalents	$314,314	$139,804
Working capital	308,102	352,946
Cash and cash equivalents increased due to the convertible debt activities in the second quarter of 2016. See Note 9 for additional discussion of these activities. Working capital decreased as working capital reductions due to the $188.7 million charge within discontinued operations related to the retained metal-on-metal product liability claims associated with the OrthoRecon business (see Note 13 for additional discussion) and the $34.3 million amortization of inventory fair-value step up adjustment associated with the acquired Tornier inventory offset the increase in cash and cash equivalents.
Operating Activities. Cash used in operating activities totaled $25.4 million and $141.8 million in the first nine months of 2016 and 2015, respectively. The decrease in cash used in operating activities in the first nine months of 2016 compared to the first nine months of 2015 was due to improved cash profitability and improved changes in working capital, as well the 2015 milestone payment of $28 million associated with the BioMimetic acquisition upon the FDA approval of AUGMENT® Bone Graft. This portion of the payment represented the excess over the value originally assigned as part of the purchase price allocation.
Investing Activities. Our capital expenditures totaled $37.8 million and $34.0 million in the first nine months of 2016 and 2015, respectively. Historically, our capital expenditures have consisted principally of surgical instrumentation, purchased manufacturing equipment, research and testing equipment, and computer systems. We expect to incur capital expenditures of approximately $43 million in 2016.
Financing Activities. During the first nine months of 2016, cash provided by financing activities totaled $241.5 million, compared to $277.3 million in the first nine months of 2015. The cash provided by financing activities in both periods was primarily attributable to the net proceeds received from the issuance of convertible notes, partially offset by the partial settlement of previously outstanding convertible notes (see Note 6 to our condensed consolidated financial statements for further discussion). Additionally, during the nine months ended September 30, 2015, we paid a $70 million milestone payment associated with the BioMimetic acquisition upon the FDA approval of AUGMENT® Bone Graft.
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
Discontinued Operations. Cash flows from discontinued operations are combined with cash flows from continuing operations in the consolidated statements of cash flows. During the first nine months of 2016 and 2015, cash used in discontinued operations was approximately $29.7 million and $20.0 million, respectively, for legal defense costs and settlement of product liabilities associated with our former OrthoRecon operations, partially offset in 2016 by $3.0 million of cash provided by operations of the Large Joints Business. We do not expect that the future cash outflows from discontinued operations, including the payment of retained liabilities of the OrthoRecon business, will have an impact on our ability to meet contractual cash obligations and fund our working capital requirements, operations, and anticipated capital expenditures.

In-Process Research and Development. In connection with the BioMimetic acquisition, we acquired in-process research and development (IPRD) technology related to projects that had not yet reached technological feasibility as of the acquisition date, which included AUGMENT® Bone Graft, which was undergoing the FDA approval process, and AUGMENT® Injectable Bone Graft. FDA approval of AUGMENT® Bone Graft in the United States for ankle and/or hindfoot fusion indications was obtained during the third quarter of 2015. The acquisition date fair value of the IPRD technology was $27.1 million for AUGMENT® Injectable Bone Graft. The fair value of the IPRD technology was reduced to $0 as of December 31, 2014, which reflected the impairment charges recognized in 2013 after receipt of the not approvable letter from the FDA in response to a pre-market approval (PMA) application for AUGMENT® Bone Graft for use as an alternative to autograft in hindfoot and ankle fusion procedures.
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
The current IPRD projects we acquired in our BioMimetic acquisition and the Wright/Tornier merger are as follows:

•
AUGMENT® Injectable Bone Graft (Augment Injectable) combines rhPDGF-BB with an injectable bone matrix, and is targeted to be used in either open (surgical) treatment of fusions and fractures or closed (non-surgical) or minimally invasive treatment of fractures. AUGMENT® Injectable can be injected into a fusion or fracture site during an open surgical procedure, or it can be injected through the skin into a fracture site, in either case locally delivering rhPDGF-BB to promote fusion or fracture repair. Our initial clinical development program for AUGMENT® Injectable has focused on securing regulatory approval for open indications in the United States and in several markets outside the United States. We currently estimate it could take one to three years to complete this project. We have incurred expenses of approximately $4.6 million for AUGMENT® Injectable since the date of acquisition and $0.3 million in the quarter ended September 25, 2016. We are currently evaluating future costs related to AUGMENT® Injectable following the recent FDA approval of AUGMENT®.

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
Although it is difficult for us to predict our future liquidity requirements, we believe that our cash balance of approximately $314.3 million as of September 25, 2016 will be sufficient for the next 12 months to fund our working capital requirements and operations, permit anticipated capital expenditures in 2016 of approximately $43 million, pay retained liabilities of the OrthoRecon business, including without limitation amounts under the Master Settlement Agreement, and meet our anticipated contractual cash obligations in 2016. However, our future funding requirements will depend on many factors, including our future net sales and expenses.
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
Discontinued operations. On October 21, 2016, pursuant to the previously disclosed binding offer letter dated as of July 8, 2016, we, Corin, and certain other entities related to us and Corin entered into a Sale Agreement and simultaneously completed and closed the sale of our business operations formerly operating under the Large Joints segment. Pursuant to the terms of the Sale Agreement, we sold substantially all of our assets related to our hip and knee, or large joints, business to Corin for approximately €29.7 million in cash, less approximately €10.6 million for net working capital adjustments.
We determined that the Large Joints Business meets the criteria for classification as discontinued operations. All historical operating results for the Large Joints Business, including costs associated with corporate employees and infrastructure to be transferred as a part of the sale, are reflected within discontinued operations in the condensed consolidated statements of operations. Further, all assets and associated liabilities transferred to Corin were classified as assets and liabilities held for sale in our condensed consolidated balance sheets for all periods presented. We recognized an impairment loss on held for sale classification of $21.9 million, before the effect of income taxes, in the second quarter of 2016, based on the difference between the net carrying value of the assets and liabilities held for sale and the purchase price, less estimated adjustments and costs to sell. This loss was recorded within Net loss from discontinued operations in the accompanying condensed consolidated statements of operations.
All current operating results for the Large Joints Business are reflected within discontinued operations in the condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk
Our exposure to interest rate risk arises principally from the interest rates associated with our invested cash balances. On September 25, 2016, we had invested short-term cash and cash equivalents of approximately $314.3 million. We believe that a 10 basis point change in interest rates is reasonably possible in the near term. Based on our current level of investment, an increase or decrease of 10 basis points in interest rates would have an annual impact of approximately $0.3 million to our interest income.
Equity Price Risk
The 2017 Notes include conversion and settlement provisions that are based on the price of our ordinary shares and prior to the Wright/Tornier merger, WMG common stock, at conversion or at maturity of the notes. On February 13, 2015, WMG issued $632.5 million of the 2020 Notes, which generated net proceeds of approximately $613 million. Approximately $292 million of the net proceeds from the 2020 Notes offering were used to repurchase approximately $240 million aggregate principal amount of the 2017 Notes in privately negotiated transactions. In addition, all of the 2017 Notes Hedges were settled and all of the warrants associated with the 2017 Notes were repurchased, generating net proceeds of approximately $10 million. On May 20, 2016, we issued $395 million aggregate principal amount of the 2021 Notes. Concurrently with the issuance and sale of the 2021 Notes, certain holders of $54.4 million aggregate principal amount of the 2017 Notes exchanged their 2017 Notes for the 2021 Notes. Approximately $3.7 million of the net proceeds from the 2021 Notes offering were subsequently used to repurchase approximately $3.6 million aggregate principal amount of the 2017 Notes in privately negotiated transactions. As of September 25, 2016, we had approximately $2 million in outstanding debt under the 2017 Notes. The following table shows the amount of cash that we would be required to provide holders of the 2017 Notes upon maturity assuming various closing prices of our ordinary shares at the date of maturity:

Share price		Cash payment in excess of principal (in thousands)
$27.98	(10% greater than conversion price)	$203
$30.53	(20% greater than conversion price)	$405
$33.07	(30% greater than conversion price)	$608
$35.62	(40% greater than conversion price)	$811
$38.16	(50% greater than conversion price)	$1,013
The fair value of our 2017 Notes Conversion Derivative is directly impacted by the price of our ordinary shares. The following table presents the fair values of our 2017 Notes Conversion Derivative as a result of a hypothetical 10% increase and decrease in the price of our ordinary shares. We believe that a 10% change in our share price is reasonably possible in the near term:

(in thousands)
	Fair value of security given a 10% decrease in share price	Fair value of security as of September 25, 2016	Fair value of security given a 10% increase in share price
2017 Notes Conversion Derivative (Liability)	129	247	398
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
Upon the expiration of our warrants issued in connection with the 2020 Notes, we will issue ordinary shares to the purchasers of the warrants to the extent the price of our ordinary shares exceeds the warrant strike price of $40.00 at that time. On November 24, 2015, Wright Medical Group N.V. assumed WMG's obligations pursuant to the warrants, and the strike price of the warrants was adjusted to $38.8010 per ordinary share. The following table shows the number of shares that we would issue to warrant counterparties at expiration of the warrants assuming various closing prices of our ordinary shares on the date of warrant expiration:

Share price		Shares (in thousands)
$42.68	(10% greater than strike price)	1,784
$46.56	(20% greater than strike price)	3,270
$50.44	(30% greater than strike price)	4,528
$54.32	(40% greater than strike price)	5,606
$58.20	(50% greater than strike price)	6,540
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

(in thousands)
	Fair value of security given a 10% decrease in share price	Fair value of security as of September 25, 2016	Fair value of security given a 10% increase in share price
2020 Notes Hedges (Asset)	$61,246	$83,308	$108,355
2020 Notes Conversion Derivative (Liability)	$62,288	$84,856	$110,504
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

(in thousands)
	Fair value of security given a 10% decrease in share price	Fair value of security as of September 26, 2016	Fair value of security given a 10% increase in share price
2021 Notes Hedges (Asset)	$138,094	$169,488	$202,579
2021 Notes Conversion Derivative (Liability)	$135,894	$172,702	$211,553

Foreign Currency Exchange Rate Fluctuations
Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our financial results. Approximately 25% of our net sales were from international sales for the three months ended September 25, 2016 and September 30, 2015. Approximately 27% and 26% of our net sales were from international sales for the nine months ended September 25, 2016 and September 30, 2015, respectively. We expect that foreign sales will continue to represent a similarly significant percentage of our net sales in the future. Cost of sales related to these sales are primarily denominated in U.S. dollars; however, operating costs related to these sales are largely denominated in the same respective currencies, thereby partially limiting our transaction risk exposure. For sales not denominated in U.S. dollars, an increase in the rate at which a foreign currency is exchanged for U.S. dollars will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases, if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and our competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our prices not being competitive in a market where business is transacted in the local currency.
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
Other
As of September 25, 2016, we had outstanding $2.0 million, $587.5 million, and $395 million principal amount of our 2017, 2020, and 2021 Notes, respectively. We carry these instruments at face value less unamortized discount on our condensed consolidated balance sheets. Since these instruments bear interest at a fixed rate, we have no financial statement risk associated with changes in interest rates. However, the fair value of these instruments fluctuates when interest rates change, and when the market price of our ordinary shares fluctuates. We do not carry the 2017, 2020, and 2021 Notes at fair value, but present the fair value of the principal amount of our 2017, 2020, and 2021 Notes for disclosure purposes.

ITEM 4. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 25, 2016 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 25, 2016.
Changes in Internal Control Over Financial Reporting
During the fiscal quarter ended September 25, 2016, our Australian operations were migrated to our global Enterprise Resource Planning (ERP) system, which resulted in the modification of certain controls, procedures and processes. In addition, we continued to incorporate the internal control over financial reporting of legacy Tornier with and into our internal control over financial reporting. There were no other changes in our internal control over financial reporting during the fiscal quarter ended September 25, 2016, that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
The actions and proceedings described in this section relate primarily to Wright Medical Technology, Inc. (WMT), an indirect subsidiary of Wright Medical Group N.V., and are not necessarily applicable to Wright Medical Group N.V. or other affiliated entities. Maintaining separate legal entities within our corporate structure is intended to ring-fence liabilities.  We believe our ring-fenced structure should preclude corporate veil-piercing efforts against entities whose assets are not associated with particular claims.
Governmental Inquiries
On August 3, 2012, we received a subpoena from the United States Attorney's Office for the Western District of Tennessee requesting records and documentation relating to our PROFEMUR® series of hip replacement devices. The subpoena covers the period from January 1, 2000 to August 2, 2012. We continue to cooperate with the investigation.

Patent Litigation
On November 4, 2011, Howmedica Osteonics Corp. and Stryker Ireland, Ltd. (collectively, Stryker), each a subsidiary of Stryker Corporation, filed a lawsuit against us in the United States District Court for the District of New Jersey alleging that we infringed Stryker's U.S. Patent No. 6,475,243 related to our LINEAGE® Acetabular Cup System and DYNASTY® Acetabular Cup System. The lawsuit seeks an order of infringement, injunctive relief, unspecified damages, and various other costs and relief. On July 9, 2013, the Court issued a claim construction ruling. On November 25, 2014, the Court entered judgment of non-infringement in our favor. On January 7, 2015, Stryker filed a notice of appeal to the Court of Appeals for the Federal Circuit. The Court of Appeals heard oral argument on December 10, 2015 and, on May 12, 2016, upheld the lower court’s decision. Stryker subsequently filed a combined petition for rehearing with the Court of Appeals, which was denied on July 15, 2016. The deadline for filing a petition for a hearing with the United States Supreme Court expired on October 13, 2016; therefore, all appellate avenues are now exhausted.
On June 11, 2013, Anglefix, LLC filed suit in the United States District Court for the Western District of Tennessee, alleging that our ORTHOLOC® products infringe Anglefix’s asserted patent. The lawsuit seeks monetary damages, costs and attorneys' fees. On April 14, 2014, we filed a request for Inter Partes Review (IPR) with the U.S. Patent and Trademark Office. In October 2014, the Court stayed the case pending outcome of the IPR. On June 30, 2015, the Patent Office Board entered judgment in our favor as to all patent claims at issue in the IPR. Following the conclusion of the IPR, the District Court lifted the stay, and we have been continuing with our defense as to remaining patent claims asserted by Anglefix. On June 27, 2016, the Court granted in part our motion for summary judgment on Anglefix’s lack of standing and gave Anglefix 30 days to join the University of North Carolina (UNC) as a co-plaintiff in the lawsuit. On July 25, 2016, Anglefix filed a motion asking the Court to accept a waiver of claims by UNC as a substitute for joining UNC as a co-plaintiff in the lawsuit. The Court denied Anglefix’s motion, but granted leave for additional time to properly join UNC as co-plaintiff. Anglefix moved to add UNC as co-plaintiff on September 15, 2016. We have opposed that motion and oral argument is set for November 3, 2016.
On September 23, 2014, Spineology filed a patent infringement lawsuit, Case No. 0:14-cv-03767, in the United States District Court in Minnesota, alleging that our X-REAM® bone reamer infringes U.S. Patent No. RE42,757 entitled “EXPANDABLE REAMER.”  The lawsuit seeks injunctive relief, monetary damages, costs and attorneys' fees. In January 2015, on the deadline for service of its complaint, Spineology dismissed its complaint without prejudice and filed a new, identical complaint. We filed an answer to the new complaint with the Court on April 27, 2015 and discovery is underway. The Court conducted a Markman hearing on March 23, 2016. Mediation was held on August 11, 2016, but no agreement could be reached. The Court issued a Markman decision on August 30, 2016, in which it found all asserted product claims invalid as indefinite under applicable patent laws and construed several additional claim terms. The case is currently in expert discovery with respect to the remaining asserted method claims.
On September 13, 2016, we filed a civil action, Case No. 2:16-cv-02737-JPM, against Spineology in the U.S. District Court for the Western District of Tennessee alleging breach of contract, breach of implied warranty against infringement, and seeking a judicial declaration of indemnification from Spineology for patent infringement claims brought against us stemming from our sale and/or use of certain expandable reamers purchased from Spineology. Spineology filed a motion to dismiss on October 17, 2016. A telephonic scheduling conference has been set for November 17, 2016.
On March 1, 2016, Musculoskeletal Transplant Foundation (MTF) filed suit against Solana and WMT in the United States District Court for the District of New Jersey alleging that the TenFUSE PIP product infringes U.S. Patent No. 6,432,436 entitled “Partially Demineralized Cortical Bone Constructs.” The lawsuit seeks monetary damages, costs and attorneys' fees. On May 25, 2016, we agreed to waive service of MTF’s complaint. We continue to investigate MTF’s allegations and our answer to MTF’s complaint is due on November 7, 2016.
Subject to the provisions of the asset purchase agreement with MicroPort for the sale of the OrthoRecon business, we, as between us and MicroPort, will continue to be responsible for defense of pre-existing patent infringement cases relating to the OrthoRecon business, and for resulting liabilities, if any.
Product Liability
We have been named as a defendant, in some cases with multiple other defendants, in lawsuits in which it is alleged that as yet unspecified defects in the design, manufacture, or labeling of certain metal-on-metal hip replacement products rendered the products defective. The lawsuits generally employ similar allegations that use of the products resulted in excessive metal ions and particulate in the patients into whom the devices were implanted, in most cases resulting in revision surgery (collectively, the CONSERVE® Claims) and generally seek monetary damages. We anticipate that additional lawsuits relating to metal-on-metal hip replacement products may be brought.
Because of the similar nature of the allegations made by several plaintiffs whose cases were pending in federal courts, upon motion of one plaintiff, Danny L. James, Sr., the United States Judicial Panel on Multidistrict Litigation on February 8, 2012 transferred certain actions pending in the federal court system related to metal-on-metal hip replacement products to the United States District Court for the Northern District of Georgia, for consolidated pre-trial management of the cases before a single United States District

Court Judge (the MDL). The consolidated matter is known as In re: Wright Medical Technology, Inc. Conserve Hip Implant Products Liability Litigation.
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
The first bellwether trial in the MDL commenced on November 9, 2015 in Atlanta, Georgia. On November 24, 2015, the jury returned a verdict in favor of the plaintiff and awarded the plaintiff $1 million in compensatory damages and $10 million in punitive damages. We believe there were significant trial irregularities and vigorously contested the trial result. On December 28, 2015, we filed a post-trial motion for judgment as a matter of law or, in the alternative, for a new trial or a reduction of damages awarded. On April 5, 2016, the trial judge issued an order reducing the punitive damage award from $10 million to $1.1 million, but otherwise denied our motion. On May 4, 2016, we filed a notice of appeal with the United States Court of Appeals for the Eleventh Circuit. Our appeal is pending.
The first bellwether trial in the JCCP, which was scheduled to commence on October 31, 2016, has been rescheduled to January 9, 2017. The parties are currently in an expert discovery and pre-trial procedure phase.
The first state court metal-on-metal hip trial not part of the MDL or JCCP, Donald Deline v. Wright Medical Technology, Inc., et al, commenced on October 24, 2016 in the Circuit Court of St. Louis County, Missouri. As of November 3, 2016 that trial is in process and is being vigorously defended by WMT.
As of September 25, 2016, there were approximately 1,200 lawsuits pending in the MDL and JCCP, and an additional 30 cases pending in various state courts. As of that date, we have also entered into approximately 950 so called "tolling agreements" with potential claimants who have not yet filed suit. Based on presently available information, we believe at least 350 of these lawsuits allege claims involving bilateral implants. As of September 25, 2016, there were also 50 non-U.S. lawsuits pending. We believe we have data that supports the efficacy and safety of our metal-on-metal hip products. While continuing to dispute liability, we have participated in court supervised non-binding mediation in the MDL and expect to begin similar mediation in the JCCP.
On November 1, 2016, WMT entered into a Master Settlement Agreement (MSA) with Court-appointed attorneys representing plaintiffs in the MDL and JCCP. Under the terms of the MSA, the parties agreed to settle 1,292 specifically identified CONSERVE, DYNASTY and LINEAGE claims that meet the eligibility requirements of the MSA and are either pending in the MDL or JCCP, or subject to court-approved tolling agreements in the MDL or JCCP, for a settlement amount of $240 million.
We have received claims for personal injury against us associated with fractures of our PROFEMUR® long titanium modular neck product (Titanium Modular Neck Claims). As of September 25, 2016, there were 31 pending U.S. lawsuits and 48 pending non-U.S. lawsuits alleging such claims. These lawsuits generally seek monetary damages.
We are aware that MicroPort has recalled certain sizes of its cobalt chrome modular neck products as a result of alleged fractures. As of September 25, 2016, there were two pending U.S. lawsuits and five pending non-U.S. lawsuits against us alleging personal injury resulting from the fracture of a cobalt chrome modular neck. These lawsuits generally seek monetary damages.
In June 2015, a jury returned a $4.4 million verdict against us in a case involving a fractured hip implant stem sold prior to the MicroPort closing. This was a one-of-a-kind case unrelated to the modular neck fracture cases we have previously reported. There are no other cases pending related to this component, nor are we aware of other instances where this component has fractured. The case, Alan Warner et al. vs. Wright Medical Technology, Inc. et al., case no. BC 475958, which was filed on December 27, 2011, was tried in the Superior Court of the State of California for the County of Los Angeles, Central District. In September 2015, the trial judge reduced the jury verdict to $1.025 million and indicated that if the plaintiff did not accept the reduced award he would schedule a new trial solely on the issue of damages. The plaintiff elected not to accept the reduced damage award, and both parties have appealed. The Court has not set a date for a new trial on the issue of damages and we do not expect it will do so until the appeals are adjudicated.
Insurance Litigation
On June 10, 2014, St. Paul Surplus Lines Insurance Company (Travelers), which was an excess carrier in our coverage towers across multiple policy years, filed a declaratory judgment action in the Chancery Court of Shelby County, Tennessee naming us and certain of our other insurance carriers as defendants and asking the Court to rule on the rights and responsibilities of the parties with regard to the CONSERVE® Claims. This case is known as St. Paul Surplus Lines Insurance Company v. Wright Medical Group, Inc., et al. Among other things, Travelers appears to dispute our contention that the CONSERVE® Claims arise out of more than a single occurrence thereby triggering multiple policy periods of coverage.  Travelers further seeks a determination as to the applicable policy period triggered by the alleged single occurrence.  On June 17, 2014, we filed a separate lawsuit in the Superior Court of the State of California, County of San Francisco for declaratory judgment against certain carriers and breach of contract against the primary carrier, and have moved to dismiss or stay the Tennessee action on a number of grounds, including that California is the most appropriate jurisdiction. This case is known as Wright Medical Group, Inc. et al. v. Federal Insurance Company, et al. On September 9, 2014, the California Court granted Travelers' motion to stay our California action. On April 29, 2016, we filed a dispositive motion seeking partial judgment in our favor in the Tennessee action. On June 10, 2016, Travelers withdrew its motion for summary judgment in the Tennessee action.
On October 28, 2016, WMT and Wright Medical Group, Inc. (WMG) entered into a Settlement Agreement, Indemnity and Hold Harmless Agreement and Policy Buyback Agreement (Insurance Settlement Agreement) with a subgroup of three insurance carriers, namely Columbia Casualty Company (Columbia), Travelers and AXIS Surplus Lines Insurance Company (collectively, the Three Settling Insurers), pursuant to which the Three Settling Insurers agreed to pay WMT an aggregate of $60 million (in addition to $10 million previously paid by Columbia) in a lump sum on or before the 30th business day after execution of the Insurance Settlement Agreement. This amount will be in full satisfaction of all potential liability of the Three Settling Insurers relating to metal-on-metal hip and similar metal ion release claims, including but not limited to all claims in the MDL and the JCCP, and all claims asserted by WMT against the Three Settling Insurers in the Tennessee action described above.
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
Wright/Tornier Merger Related Litigation
On November 26, 2014, a class action complaint was filed in the Circuit Court of Tennessee, for the Thirtieth Judicial District, at Memphis (Tennessee Circuit Court), by a purported shareholder of WMG under the caption City of Warwick Retirement System v. Gary D. Blackford et al., CT-005015-14. An amended complaint in the action was filed on January 5, 2015. The amended complaint names as defendants WMG, Tornier, Trooper Holdings Inc. (Holdco), Trooper Merger Sub Inc. (Merger Sub), and the members of the WMG board of directors. The amended complaint asserts various causes of action, including, among other things, that the members of the WMG board of directors breached their fiduciary duties owed to the WMG shareholders in connection with entering into the merger agreement, approving the merger, and causing WMG to issue a preliminary Form S-4 that allegedly fails to disclose material information about the merger. The amended complaint further alleges that Tornier, Holdco, and Merger Sub aided and abetted the alleged breaches of fiduciary duties by the WMG board of directors. The plaintiff is seeking, among other things, injunctive relief enjoining or rescinding the merger and an award of attorneys’ fees and costs.
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
In an order dated March 31, 2015, the Tennessee Circuit Court transferred City of Warwick Retirement System v. Gary D. Blackford et al., CT-005015-14 to the Tennessee Chancery Court for consolidation with Paulette Jacques v. Wright Medical Group, Inc., et al., CH-14-1736-1 (Consolidated Tennessee Action). In an order dated April 9, 2015, the Tennessee Chancery Court stayed the Consolidated Tennessee Action; that stay expired upon completion of the Wright/Tornier merger. On September 19, 2016, the Tennessee Chancery Court entered an agreed order, dismissing the Jacques case without prejudice.
Other
In addition to those noted above, we are subject to various other legal proceedings, product liability claims, corporate governance, and other matters which arise in the ordinary course of business.

ITEM 1A. RISK FACTORS.
There have been no material changes to the risk factors that were discussed in "Part I, Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 27, 2015, as filed with the SEC on February 23, 2016, other than the new or updated risk factors below.
Our agreement to settle a substantial portion of our metal-on-metal hip litigation claims is limited to approximately 1,292 qualifying revision claims and will leave a substantial number of metal-on-metal hip claims unresolved.
On November 1, 2016, our subsidiary Wright Medical Technology, Inc. (WMT) entered into a Master Settlement Agreement (MSA) with Court-appointed attorneys representing plaintiffs in the previously disclosed metal-on-metal hip litigation known as In Re: Wright Medical Technology, Inc., CONSERVE® Hip Implant Products Liability Litigation, MDL No. 2329 (MDL) and In re: Wright Hip System Cases, Judicial Council Coordination Proceeding No. 4710 (JCCP). Under the terms of the MSA, the parties agreed, without admission of fault, to settle 1,292 specifically identified CONSERVE, DYNASTY or LINEAGE revision claims which meet the eligibility requirements of the MSA and are either pending in the MDL or JCCP, or are subject to tolling agreements approved in the MDL or JCCP, for a total settlement amount of $240 million. The final MSA settlement amount (not to exceed $240 million), and the final number of claims settled under the MSA, will depend on, among other things, the number of claimants electing to participate in the settlement and the mix of products implanted in the settling claimant group. Claims which do not meet the eligibility requirements of the MSA, new claims, and claims which have opted-out of the settlement will not be settled under the MSA. We will continue to defend these claims, and the previously disclosed risks, uncertainties and contingencies associated with these claims will remain unresolved. As of September 25, 2016, we estimate there were approximately 600 existing revision claims that are ineligible to participate in the MSA. For additional information regarding the MSA, see Note 13 of the condensed consolidated financial statements.

Our agreement to settle a substantial portion of our metal-on-metal hip litigation claims may be cancelled if an insufficient number of eligible claimants choose to participate.
The MSA contains a 95% opt-in requirement meaning that if greater than five percent (5%) of eligible claimants decline to participate in the settlement, we may cancel the MSA. We believe a participation rate of at least 95% is necessary in order to realize the benefits of the MSA. If a 95% participation rate is not achieved there is a significant risk the MSA will be cancelled. If the MSA is cancelled we will be required to continue defending a substantial number of claims that might otherwise have been settled, and the previously disclosed risks, uncertainties and contingencies associated with these claims will remain unresolved.

Our agreement with three insurance carriers to settle pending coverage litigation includes broad releases of coverage for present and future claims of personal injury alleged to be caused by metal-on-metal hip components or the release of metal ions, which could result in inadequate insurance coverage to defend and resolve these claims. In addition, our settlement with the three carriers does not resolve previously disclosed disputes with the remaining carriers concerning the extent of coverage available for metal-on-metal hip claims.
On October 28, 2016, our WMT and WMG subsidiaries entered into a Settlement Agreement with a subgroup of three insurance carriers, Columbia Casualty Company, St. Paul Surplus Lines Insurance Company and AXIS Surplus Lines Insurance Company (Three Settling Insurers), pursuant to which the Three Settling Insurers agreed to pay $60 million (in addition to $10 million previously paid) in full settlement of all potential liability of the Three Settling Insurers for metal ion and metal-on-metal hip claims, including but not limited to all claims in the MDL and the JCCP. As part of the settlement, the Three Settling Insurers will repurchase their policies in the five policy years beginning with the 2007-2008 policy year. Consequently, we will have no further coverage from the Three Settling Insurers for present or future metal-on-metal or metal ion claims falling in these five policy periods, or any other period in which a specifically released claim is asserted.

To the extent transition activities related to the sale of our Large Joints Business divert management attention from our ongoing operations, this could have an adverse effect on our business.
On October 21, 2016, we sold our Large Joints Business to Corin Orthopaedics Holdings Limited (Corin). In connection with the transaction, we entered into a transitional services agreement pursuant to which we agreed to provide Corin certain support services and a supply agreement pursuant to which we agreed to manufacture certain of the large joints products for Corin, in each case for a transitional period of time. Our post-closing obligations under the transitional services agreement and supply agreement will require us to dedicate substantial resources, personnel and manufacturing capacity that may add costs to our ongoing business and could cause us to incur unanticipated costs and liabilities.

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
With respect to the 2021 Notes which have been issued by Wright Medical Group N.V., we are dependent on the cash flow of, and dividends and distributions to us from, our subsidiaries in order to service our indebtedness under these notes. Our subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due pursuant to any indebtedness of ours or to make any funds available therefor, except for those subsidiaries that have guaranteed our obligations under our outstanding indebtedness. The ability of our subsidiaries to pay any dividends and distributions will be subject to, among other things, the terms of any debt instruments of our subsidiaries then in effect as well as among other things, the availability of profits or funds and requirements of applicable laws, including surplus, solvency and other limits imposed on the ability of companies to pay dividends. There can be no assurance that our subsidiaries will generate cash flow sufficient to pay dividends or distributions to us that enable us to pay interest or principal on our existing indebtedness.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5. OTHER INFORMATION.
Sale of Assets Related to Large Joints Business to Corin
As disclosed elsewhere in this report, we sold the assets related to our Large Joints Business to Corin. In connection with the transaction and as previously disclosed, we entered into a binding offer letter with Corin on July 8, 2016 pursuant to which Corin provided us a binding promise to purchase the Large Joints Business, subject to the terms and conditions contained therein. On September 22, 2016, following a consultation process with our employee works council and health and safety committee in France and the issuance or deemed issuance of the opinions of the works council and health and safety committee, we accepted the binding offer, and the parties thereafter executed a business sale agreement, transitional services agreement, supply agreement and other ancillary agreements required to implement the transaction and closed the transaction on October 21, 2016.
Master Settlement Agreement in Connection with Certain Metal-on-Metal Hip Litigation Claims
On November 1, 2016, our wholly owned subsidiary Wright Medical Technology, Inc. (WMT) entered into a Master Settlement Agreement (MSA) with Court-appointed attorneys representing plaintiffs in the previously disclosed metal-on-metal hip multi-district litigation known as In Re: Wright Medical Technology, Inc., CONSERVE® Hip Implant Products Liability Litigation, MDL

No. 2329 (MDL) and the consolidated proceeding pending in state court in California known as In re: Wright Hip System Cases, Judicial Council Coordination Proceeding No. 4710 (JCCP).
Under the terms of the MSA, the parties agreed to settle 1,292 specifically identified CONSERVE®, DYNASTY® and LINEAGE® claims that meet the eligibility requirements of the MSA and are either pending in the MDL or JCCP, or subject to court-approved tolling agreements in the MDL or JCCP, for a settlement amount of $240 million.
The $240 million settlement amount is a maximum settlement based on the pool of 1,292 specific, existing claims comprised of an identified mix of CONSERVE®, DYNASTY® and LINEAGE® products (Initial Settlement Pool), with a value assigned to each product type, resulting in a total settlement of $240 million for the 1,292 claims in the Initial Settlement Pool. The actual settlement may be less, depending on several factors including the mix of products and claimants in the final settlement pool (Final Settlement Pool) and the number of claimants electing to “opt-out” of the settlement.
Actual settlements paid to individual claimants will be determined under the claims administration procedures contained in the MSA and may be more or less than the amounts used to calculate the $240 million settlement for the 1,292 claims in the Initial Settlement Pool. However in no event will variations in actual settlement amounts payable to individual claimants affect WMT’s maximum settlement obligation of $240 million or the manner in which it may be reduced due to opt outs, final product mix, or elimination of ineligible claims.
If it is determined a claim in the Initial Settlement Pool is ineligible due to failure to meet the eligibility criteria of the MSA, such claim will be removed and, where possible, replaced with a new eligible claim involving the same product, with the goal of having the number and mix of claims in the Final Settlement Pool (before opt-outs) equal, as nearly as possible, the number and mix of claims in the Initial Settlement Pool. Additionally, if any DYNASTY® or LINEAGE® claims in the Final Settlement Pool are determined to have been misidentified as CONSERVE® claims, or vice versa, the total settlement amount will be adjusted based on the value for each product type (not to exceed $240 million).
The MSA contains specific eligibility requirements and establishes procedures for proof and administration of claims, negotiation and execution of individual settlement agreements, determination of the final total settlement amount, and funding of individual settlement amounts by WMT. Eligibility requirements include, without limitation, that the claimant has a claim pending or tolled in the MDL or JCCP, that the claimant has undergone a revision surgery within eight years of the original implantation surgery, and that the claim has not been identified by WMT as having possible statute of limitation issues. Claimants who have had bilateral revision surgeries will be counted as two claims but only to the extent both claims separately satisfy all eligibility criteria.
The MSA includes a 95% opt-in requirement, meaning the MSA may be terminated by WMT prior to any settlement disbursement if claimants holding greater than 5% of eligible claims in the Final Settlement Pool elect to “opt-out” of the settlement. WMT, in its sole discretion, may waive this 95% opt-in requirement. No funding of any individual plaintiff settlement will occur until the 95% opt-in requirement has been satisfied or waived.
WMT has agreed to escrow $150 million to secure its obligations under the MSA. The escrow fund will be returned to WMT if the MSA is terminated due to failure to meet the 95% opt-in requirement. As additional security, we have agreed to guaranty WMT’s obligations under the MSA.
The MSA was entered into solely as a compromise of the disputed claims being settled and is not evidence that any claim has merit nor is it an admission of wrongdoing or liability by WMT. WMT will continue to vigorously defend metal-on-metal hip claims not settled pursuant to the MSA. As of September 25, 2016, there were approximately 600 outstanding metal-on-metal hip revision claims not included in the Initial Settlement Pool.
More information regarding WMT’s metal-on-metal hip litigation can be found at Note 13 to our unaudited condensed consolidated financial statements contained in this report and in the section entitled “Legal Proceedings.”
The foregoing description of the MSA is qualified in its entirety by reference to the MSA filed as Exhibit 10.1 to this report and incorporated herein by reference.
Settlement Agreement in Connection with Insurance Coverage Litigation
On October 28, 2016, our indirect subsidiaries WMT and Wright Medical Group, Inc. (Wright Entities) entered into a Settlement Agreement, Indemnity and Hold Harmless Agreement and Policy Buyback Agreement (Insurance Settlement Agreement) with a subgroup of three insurance carriers, namely Columbia Casualty Company, St. Paul Surplus Lines Insurance Company and AXIS Surplus Lines Insurance Company (collectively, the Three Settling Insurers), pursuant to which the Three Settling Insurers agreed to pay WMT an aggregate of $60 million (in addition to $10 million previously paid by Columbia) in a lump sum on or before the 30th business day after execution of the Insurance Settlement Agreement. This amount will be in full satisfaction of all potential liability of the Three Settling Insurers relating to metal-on-metal hip and similar metal ion release claims, including but not limited to all claims in the MDL and the JCCP, and all claims asserted by WMT against the Three Settling Insurers in the previously disclosed insurance coverage litigation.

As part of the settlement, the Three Settling Insurers will buy back from WMT their policies in the five policy years beginning with the August 15, 2007- August 15, 2008 policy year (Repurchased Policy Years). Consequently, the Wright Entities will have no further coverage from the Three Settling Insurers for any present or future claims falling in the Repurchased Policy Years, or any other period in which a released claim is asserted. Additionally, the Insurance Settlement Agreement contains a so-called most favored nation provision which could require us to refund a pro rata portion of the settlement amount if we voluntarily enter into a settlement with the remaining carriers in the Repurchased Policy Years on certain terms more favorable than analogous terms in the Insurance Settlement Agreement.
More information regarding the pending insurance coverage litigation can be found at Note 13 to the unaudited condensed consolidated financial statements contained in this report and in the section entitled “Legal Proceedings.” We anticipate filing a copy of the Insurance Settlement Agreement as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 25, 2016.

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
November 2, 2016

WRIGHT MEDICAL GROUP N.V.
By:	/s/ Robert J. Palmisano
Robert J. Palmisano
President and Chief Executive Officer
(principal executive officer)

By:	/s/ Lance A. Berry
Lance A. Berry
Senior Vice President and Chief Financial Officer
(principal financial officer)

WRIGHT MEDICAL GROUP N.V.
EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10‑Q
FOR THE QUARTER ENDED SEPTEMBER 25, 2016

Exhibit No.	Exhibit	Method of Filing
2.1*	Business Sale Agreement dated October 21, 2016 between Tornier SAS, Corin France SAS, Corin Orthopaedics Holdings Limited and Certain Related Entities Party Thereto	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 24, 2016 (File No. 001-35065)
3.1	Articles of Association of Wright Medical Group N.V.	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 1, 2016 (File No. 001-35065)
4.1	Indenture dated as of May 20, 2016 between Wright Medical Group N.V. and The Bank of New York Mellon Trust Company, N.A. (including the form of the 2.25% Cash Convertible Senior Note due 2021)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 25, 2016 (File No. 001-35065)
10.1	Settlement Agreement dated as of November 1, 2016 between Wright Medical Technology, Inc. and the Counsel Listed on the Signature Pages Thereto	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002	Furnished herewith
101
The following materials from Wright Medical Group N.V.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 25, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of September 25, 2016 and December 27, 2015, (ii) the Consolidated Statements of Operations for the three and nine months ended September 25, 2016 and September 30, 2015, (iii) the Consolidated Statements of Comprehensive Loss for the three and nine months ended September 25, 2016 and September 30, 2015, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 25, 2016 and September 30, 2015, and (v) Notes to Consolidated Financial Statements
Filed herewith

*	The schedules to the Business Sale Agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. Wright will furnish copies of any such schedules to the SEC upon request.