Form 10-K
period 2016-12-25
Wright Medical Group N.V.
filed 2017-02-23
CIK 1492658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 25, 2016
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
Registrant’s telephone number, including area code: (+31) 20 521 4777
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of the ordinary shares held by non-affiliates of the registrant on June 26, 2016 was $1.7 billion based on the closing sale price of the ordinary shares on that date, as reported by the NASDAQ Global Select Market. For purposes of the foregoing calculation only, the registrant has assumed that all executive officers and directors of the registrant, and their affiliated entities, are affiliates.
As of February 17, 2017, there were 103,625,395 ordinary shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

WRIGHT MEDICAL GROUP N.V.
ANNUAL REPORT ON FORM 10-K

Page
Part I

Item 1. Business.	3
Item 1A. Risk Factors.	17
Item 1B. Unresolved Staff Comments.	40
Item 2. Properties.	40
Item 3. Legal Proceedings.	40
Item 4. Mine Safety Disclosures.	44

Part II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.	45
Item 6. Selected Financial Data.	47
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	50
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.	77
Item 8. Financial Statements and Supplementary Data.	80
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.	143
Item 9A. Controls and Procedures.	143
Item 9B. Other Information.	144

Part III

Item 10. Directors, Executive Officers and Corporate Governance.	145
Item 11. Executive Compensation.	154
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.	185
Item 13. Certain Relationships and Related Transactions, and Director Independence.	187
Item 14. Principal Accounting Fees and Services.	188

Part IV

Item 15. Exhibits, Financial Statement Schedules.	190
Signatures	191
EX-10.31
EX-10.32
EX-10.33
EX-10.34
EX-10.35
EX-10.36
EX-10.37
EX-10.38
EX-10.67
EX-10.68
EX-10.69
EX-12.1
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

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

•
risks and uncertainties associated with the recent metal-on-metal master settlement agreement and the settlement agreement with the three insurance companies, including without limitation, the final settlement amount and the final number of claims settled under the master settlement agreement, the resolution of the remaining unresolved claims, the effect of the broad release of certain insurance coverage for present and future claims, and the resolution of WMT’s dispute with the remaining carriers;

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

•	risks associated with our credit, security and guaranty agreement for our senior secured asset based line of credit;

•	inability to raise additional financing when needed and on favorable terms;

•	the negative impact of the commercial and credit environment on us, our customers, and our suppliers;

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

•	pending and future other litigation, which could have an adverse effect on our business, financial condition, or operating results; and

•	risks in light of the material weakness in our internal control over financial reporting that we have recently identified.
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
Our global corporate headquarters are located in Amsterdam, the Netherlands. We also have significant operations located in Memphis, Tennessee (U.S. headquarters, research and development, sales and marketing administration, and administrative activities); Bloomington, Minnesota (upper extremities sales and marketing and warehousing operations); Arlington, Tennessee (manufacturing and warehousing operations); Franklin, Tennessee (manufacturing and warehousing operations); Montbonnot, France (manufacturing and warehousing operations); and Macroom, Ireland (manufacturing). In addition, we have local sales and distribution offices in Canada, Australia, Asia, Latin America, and throughout Europe. For purposes of this report, references to "international" or "foreign" relate to non-U.S. matters while references to "domestic" relate to U.S. matters.
On October 1, 2015, we became Wright Medical Group N.V. following the merger (the Wright/Tornier merger or the merger) of Wright Medical Group, Inc. (WMG or legacy Wright) with Tornier N.V. (Tornier or legacy Tornier). Because of the structure of the merger and the governance of the combined company immediately post-merger, the merger was accounted for as a "reverse acquisition" under generally accepted accounting principles in the United States (US GAAP), and as such, legacy Wright was considered the acquiring entity for accounting purposes. Therefore, legacy Wright’s historical results of operations replaced legacy Tornier’s historical results of operations for all periods prior to the merger. References in this section and certain other sections of Part I of this report to "we," "our" and "us" refer to Wright Medical Group N.V. and its subsidiaries after the Wright/Tornier merger and Wright Medical Group, Inc. and its subsidiaries before the merger.
On October 21, 2016, we sold legacy Tornier’s Large Joints business to Corin Orthopaedics Holdings Limited (Corin) allowing us to devote our full resources and attention on accelerating growth opportunities in the high-growth extremities and biologics markets. Legacy Wright sold its hip and knee (OrthoRecon) business to MicroPort Scientific Corporation (MicroPort) on January 9, 2014. The financial results of legacy Tornier’s Large Joints business and the OrthoRecon business are reflected within discontinued operations for all periods presented.
For the year ended December 25, 2016, we had net sales of $690.4 million and a net loss from continuing operations of $164.9 million. As of December 25, 2016, we had total assets of $2,291 million. During the first quarter of 2016, our management began managing our operations as four operating business segments: U.S. Lower Extremities & Biologics, U.S. Upper Extremities, International Extremities & Biologics, and Large Joints, based on management's change to the way it monitors performance, aligns strategies, and allocates resources. As a result of the sale of our Large Joints business to Corin, the Large Joints reportable segment is presented in our consolidated statements of operations as discontinued operations and is not included in segment results for all periods presented. U.S. Lower Extremities & Biologics, U.S. Upper Extremities, and International Extremities & Biologics are our remaining three reportable segments as of December 25, 2016. Detailed information on our net sales by product category and operating business segment and our net sales and long-lived assets by segment and geographic region can be found in Note 20 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”
Orthopaedic Industry
The total worldwide orthopaedic industry is estimated at approximately $47.3 billion in 2016. Five multinational companies currently dominate the orthopaedic industry, each with approximately $2 billion or more in annual sales. The size of these companies often allows them to concentrate their marketing and research and development efforts on products they believe will have a relatively high minimum threshold level of sales. As a result, there is an opportunity for a mid-sized orthopaedic company, such as us, to focus on less contested, higher-growth sectors of the orthopaedic market.

We have focused our efforts into growing our position in the high-growth extremities and biologics markets. We believe a more active and aging patient population with higher expectations regarding “quality of life,” an increasing global awareness of extremities and biologics solutions, improved clinical outcomes as a result of the use of such products, and technological advances resulting in specific designs for such products that simplify procedures and address unmet needs for early interventions, and the growing need for revisions and revision related solutions will drive the market for extremities and biologics products.
The extremities market is one of the fastest growing market segments within orthopaedics, with annual growth rates of 7-10%. We believe the extremities market will continue to grow by approximately 7-10% annually. We currently estimate the market for all surgical products used by extremities-focused surgeons to be approximately $3 billion in the United States. We believe major trends in the extremities market include procedure-specific and anatomy-specific devices, locking plates, and an increase in total ankle replacement or arthroplasty procedures.
Upper extremities reconstruction involves implanting devices to replace, reconstruct, or fixate injured or diseased joints and bones in the shoulder, elbow, wrist, and hand. It is estimated that approximately 60% of the upper extremities market is in total shoulder replacement or arthroplasty implants. We believe major trends in the upper extremities market include next-generation joint arthroplasty systems, bone preserving solutions, virtual planning systems, and revision of failed previous shoulder replacements in older patients.
Lower extremities reconstruction involves implanting devices to replace, reconstruct, or fixate injured or diseased joints and bones in the foot and ankle. A large segment of the lower extremities market is comprised of plating and screw systems for reconstructing and fusing joints or repairing bones after traumatic injury. We believe major trends in the lower extremities market include the use of external fixation devices in diabetic patients, total ankle arthroplasty, advanced tissue fixation devices, and biologics. According to various customer and market surveys, we are a market leader in foot and ankle surgical products. New technologies have been introduced into the lower extremities market in recent years, including next-generation total ankle replacement systems. Many of these technologies currently have low levels of market penetration. We believe that market adoption of total ankle replacement, which currently represents approximately 8% of the U.S. foot and ankle device market, will result in significant future growth in the lower extremities market.
The field of biologics employs tissue engineering and regenerative medicine technologies focused on remodeling and regeneration of tendons, ligaments, bone, and cartilage. Biologic products use both biological tissue-based and synthetic materials to allow the body to regenerate damaged or diseased bone and to repair damaged or diseased soft tissue. These products aid the body’s natural regenerative capabilities to heal itself. Biologic products provide a lower morbidity solution to “autografting,” a procedure that involves harvesting a patient’s own bone or soft tissue and transplanting it to a different site. Following an autografting procedure, the patient typically has pain, and at times, complications result at the harvest site after surgery. Biologically or synthetically derived soft tissue grafts and scaffolds are used to treat soft tissue injuries and are complementary to many sports medicine applications, including rotator cuff tendon repair and Achilles tendon repair. Hard tissue biologics products are used in many bone fusion or trauma cases where healing potential may be compromised and additional biologic factors are desired to enhance healing, where the surgeon needs additional bone, or in cases where the surgeon wishes to use materials that are naturally incorporated by the body over time. We estimate that the worldwide orthobiologics market to be over $3.5 billion, and with annual growth rates of 3-5%. Three multinational companies currently dominate the orthobiologics industry.
The newest addition to our biologics product portfolio is AUGMENT® Bone Graft, which is based on recombinant human platelet-derived growth factor (rhPDGF-BB), a synthetic copy of one of the body’s principal healing agents. We obtained FDA approval of AUGMENT® Bone Graft in the United States for ankle and/or hindfoot fusion indications during the third quarter of 2015. We estimate the U.S. market opportunity for AUGMENT® Bone Graft for ankle and/or hindfoot fusion indications to be approximately $300 million. The main competitors for AUGMENT® Bone Graft are autologous bone grafts, allograft, and synthetic bone growth substitutes. Autologous bone grafts, which account for a significant portion of total graft volume, are taken directly from the patient. This generally necessitates an additional procedure to obtain the graft, which in turn creates added expense, and increased pain and recovery time. Allografts, which are currently the second most commonly used bone grafts, are taken from human cadavers and processed by either bone banks or commercial firms. Although an obvious advantage to allografts is the fact that a second-site harvesting operation is not required, they carry a slight risk of transmitting pathogens and can also cause immune system reactions. Synthetic grafts are derived from numerous materials, including polymers, calcium sulfate, calcium phosphate, bovine collagen, and coral.
Product Portfolio
We offer a broad product portfolio of approximately 180 extremities products and over 20 biologics products that are designed to provide solutions to our surgeon customers, with the goal of improving clinical outcomes and the “quality of life” for their patients. Our product portfolio consists of the following product categories:

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
Upper Extremities
The upper extremities product category includes joint implants and bone fixation devices for the shoulder, elbow, wrist, and hand. Our global net sales from this product category was $288.1 million, or 41.7% of total net sales, for the year ended December 25, 2016, as compared to $83.5 million, or 20.6% of total net sales, for the year ended December 27, 2015. Our net sales in upper extremities increased significantly as a result of the Wright/Tornier merger.
Our shoulder products are used to treat painful shoulder conditions due to arthritis, irreparable rotator cuff tendon tears, bone disease, fractured humeral heads, or failed previous shoulder replacement surgery. Our shoulder products include the following:

•
Total Shoulder Joint Replacement. Our total shoulder joint replacement products have two components-a humeral implant consisting of a metal stem or base attached to a metal head, and a plastic implant for the glenoid (shoulder socket). Together, these two components mimic the function of a natural shoulder joint. Our total shoulder joint replacement products include the AEQUALIS ASCEND®, AEQUALIS® PRIMARY™, AEQUALIS® PERFORM™ and SIMPLICITI® shoulder systems. Our recently introduced BLUEPRINT™ 3D Planning Software can be used with our AEQUALIS® PERFORM™ Glenoid System to assist surgeons in accurately positioning the glenoid implant and replicating the pre-operative surgical plan. In addition, we received FDA 510(k) clearance in June 2016 of our AEQUALIS® PERFORM™+ Glenoid System, the first anatomic augmented glenoid. This system was designed to specifically address posterior glenoid deficiencies and deliver bone preservation.

•
Hemi Shoulder Joint Replacement. Our hemi shoulder joint replacement products replace only the humeral head and allow it to articulate against the native glenoid. These products include our PYC HUMERAL HEAD™ and INSPYRE™. PYC stands for pyrocarbon, which is a biocompatible material that has low joint surface friction and a high resistance to wear. The PYC HUMERAL HEAD™ is currently available in certain international markets. The product received FDA approval in 2015 for its investigational device exemption to conduct a clinical trial in the United States. We anticipate that this single arm study will enroll and implant 157 patients from up to 20 centers across the United States and will evaluate the safety and effectiveness of the device in patients with a primary diagnosis of partial shoulder replacement or hemi-arthroplasty. The study design uses a primary endpoint that is measured at two years.

•
Reversed Shoulder Joint Replacement. Our reversed shoulder joint replacement products are used in arthritic patients lacking rotator cuff function. The components are different from a traditional “total” shoulder in that the humeral implant has the plastic socket and the glenoid has the metal head. This design has the biomechanical impact of shifting the pivot point of the joint away from the body centerline and recruiting the deltoid muscles to enable the patient to elevate the arm. Our reversed joint replacement products include the AEQUALIS® REVERSED II™ shoulder. We received FDA 510(k) clearance in December 2016 of our AEQUALIS® PERFORM™ REVERSED Glenoid System, our first reverse augmented glenoid. This system was designed to specifically address posterior glenoid deficiencies and deliver bone preservation.

•
Convertible Shoulder Joint Replacement. Our convertible shoulder joint replacement products are modular implants that can be converted from a total or hemi shoulder implant to a reversed implant at a later date if the patient requires it. Our convertible joint replacement products include the AEQUALIS ASCEND® FLEX™ convertible shoulder system, which provides anatomic and reversed options within a single system and is designed to offer precise intra-operative implant-to-patient fit and easy conversion to reversed if necessary.

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

•
Wrist Fracture Repair. We have several plating and screw products designed to repair a fractured wrist. Our MICRONAIL® II Intramedullary Distal Radius System is a next-generation minimally invasive treatment for distal radius fractures that is designed to provide immediate fracture stabilization with minimal soft tissue disruption. Also, as the nail is implanted within the bone, it has no external profile on top of the bone, thereby reducing the potential for tendon irritation or rupture, which is an appreciable problem with conventional plates designed to lie on top of the bone. In addition, our RAYHACK® system is comprised of a series of precision cutting guides and procedure-specific plates for ulnar and radial shortening procedures and the surgical treatment of radial malunions and Keinbock’s Disease.

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

Lower Extremities
The lower extremities product category includes joint implants and bone fusion and fixation devices, including plates, pins, screws, and nails, for the foot and ankle. Our global net sales from this product category for the year ended December 25, 2016 was $285.6 million, or 41.4% of total net sales, as compared to $238.3 million, or 58.8% of total net sales, for the year ended December 27, 2015.
We are a recognized leader in the United States for foot and ankle surgical products. Our lower extremities product portfolio includes:

•
Total Ankle Joint Replacement. Total ankle joint replacement, also known as total ankle arthroplasty, is a surgical procedure that orthopaedic surgeons use to treat ankle arthritis. Our total ankle joint replacement products include implants for the ankle that involve replacing the joint with an articulating multi-component implant. These joint implants may be mobile bearing, in which the plastic component is free to slide relative to the metal bearing surfaces, or fixed bearing, in which this component is constrained. Our INBONE® Total Ankle Systems, including our third-generation INBONE® II Total Ankle System, are modular prostheses that allow the surgeon to tailor the fixation stems for the tibial and talar components in order to maximize stability of the implant. The INBONE® II Total Ankle System is the only ankle replacement that offers surgeons multiple implant options with different articular geometry. Our INFINITY® Total Ankle System is the newest addition to our total ankle replacement portfolio and features a distinctive talar resurfacing option for preservation of talar bone. The combination and interchangeability of both the INBONE® and INFINITY® systems provide the surgeon with an implant continuum of care concept, allowing the surgeon to address a more bone conserving implant option with INFINITY® all the way to addressing a more complex ankle deformity with INBONE®. Our INBONE® and INFINITY® Total Ankle Systems can be used with our PROPHECY® Preoperative Navigation Guides, which combine computer imaging with a patient’s CT scan, and are designed to provide alignment accuracy while reducing surgical steps. Physician testing of our most recent total ankle replacement product, the INVISIONTM Total Ankle Revision System, began in 2016 and is expected to reach full commercial launch in the third quarter of 2017.

•
Ankle Fusion. We have several products used in ankle fusion procedures, which fuse together the tibia, fibula, and talus bones into one bone, and are intended to treat painful, end-stage arthritis in the ankle joint. These products include our ORTHOLOC® 3Di Ankle Fusion System, which legacy Wright launched successfully in July 2013, VALOR® TTC fusion nail, and the legacy Tornier Maxlock ExtremeTM Plate and Screws System.

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

•
Foot Fusion. We have several products used in foot fusion procedures, which fuse together three bones in the back of the foot into one bone and are used to treat a wide range of conditions, including arthritis, flat feet, rheumatoid arthritis, and previous injuries, such as fractures caused by wear and tear to bones and cartilage. Our foot fusion products include our ORTHOLOC® 3Di Midfoot Plating System, VALOR® TTC fusion nail and the legacy Tornier Maxlock ExtremeTM Plate and Screws System.

•
Foot Fixation and Fracture Repair. Our foot fixation and fracture repair products include plates, screws, and nails used to stabilize and heal foot deformities and fractures. Our CHARLOTTE® CLAW® Compression Plate is the first ever locking compression plate designed for corrective foot surgeries. Our next-generation CLAW® II Compression Plating System expands our plate and screw offering by introducing anatomic plates specifically designed for fusions of the midfoot, and the CLAW® II Polyaxial Compression Plating System incorporates variable-angle locking screw technology and our ORTHOLOC® 3Di Reconstruction Plating System utilizes our 3Di polyaxial locking technology. In April 2016, we further expanded the ORTHOLOC® 3Di portfolio with the launch of the ORTHOLOC® 3Di CROSSCHECK® Plating System. This modular addition is comprised of five uniquely designed plates which offer an inter-fragmentary solution. Our SALVATION™ limb salvage portfolio, which is designed to address the unique demands of advanced midfoot reconstruction, was also commercially launched in the first half of 2016. Other foot products include the MAXLOCK®, MINIMAX LOCK™ and MINIMAX LOCK EXTREME™ plate and screw systems, BIOFOAM® Wedge System, BIOARCH® Subtalar Arthroereisis Implant, MDI Metatarsal Resurfacing Implant, and TENFUSE® Nail Allograft.

•
Hammertoe Correction. Hammertoe is a contracture (bending) of one or both joints of the second, third, fourth, or fifth (little) toes. Our hammertoe correction products include the PRO-TOE® VO Hammertoe Fixation System, PRO-TOE® C2 Hammertoe Implant, PHALINX® Hammertoe Fixation System, Cannulink Intraosseous Fixation System (IFS), and TENFUSE® PIP Hammertoe Allograft.

•	Toe Joint Replacement. We also sell our Swanson line of toe joint replacement products.
Biologics
The biologics product category includes a broad line of biologic products that are used to support treatment of damaged or diseased bone, tendons, and soft tissues and other biological solutions for surgeons and their patients or to stimulate bone growth. These products focus on supporting biological musculoskeletal repair by utilizing synthetic and human tissue-based materials. Our biologic products are primarily used in extremities-related procedures as well as in trauma-induced voids of the long bones and some spine procedures. Internationally, we offer a bone graft product incorporating antibiotic delivery. Our global net sales from this product category for the year ended December 25, 2016 was $93.5 million, or 13.5% of total net sales, compared to $70.2 million, or 17.3% of total net sales, for the year ended December 27, 2015.
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

•
Hard Tissue Repair. Our other bone or hard tissue repair products include our PRO-DENSE® Injectable Regenerative Graft. PRO-DENSE® is a composite graft composed of surgical grade calcium sulfate and calcium phosphate, and in animal studies, has demonstrated excellent bone regenerative characteristics, forming new bone that is over three times stronger than the natural surrounding bone at the 13-week time point. Beyond 13 weeks, the regenerated bone gradually remodels to natural bone strength. Our PRO-STIM® Injectable Inductive Graft is built on the PRO-DENSE® material platform, but adds demineralized bone matrix (DBM), and has demonstrated accelerated healing compared to autograft in pre-clinical testing. Our other hard tissue repair products, including our IGNITE® Power

Mix Injectable Stimulus, FUSIONFLEX™ Demineralized Moldable Scaffold, ALLOMATRIX® Injectable Putty, OSTEOSET® Resorbable Bead Kit, MIIG® Injectable Graft, CANCELLO-PURE® bone wedge line, and ALLOPURE® Allograft Bone Wedges.

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

Sports Medicine and Other
The sports medicine and other product category includes products used across several anatomic sites to mechanically repair tissue-to-tissue or tissue-to-bone injuries and other ancillary products. Because of its close relationship to extremities joint replacement and bone fixation, our sports medicine portfolio is comprised of products used to complement our upper and lower extremities product portfolios, providing surgeons a variety of products that may be used in upper and lower extremities surgical procedures. Our global net sales from this product category for the year ended December 25, 2016 was $23.2 million, or 3.4% of total net sales, compared to $13.3 million, or 3.3% of total net sales, for the year ended December 27, 2015.
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
United States
As of December 25, 2016, our sales and distribution system in the United States consisted of 68 geographic sales territories that are staffed by approximately 500 direct sales representatives and 24 independent sales agencies or distributors. These sales representatives and independent sales agencies and distributors are generally aligned to selling either our upper extremities products or lower extremities products, but, in some cases, certain agencies or direct sales representatives sell products from both our upper and lower extremities product portfolios in their territories. Our direct sales representatives and independent sales agencies and distributors are provided opportunities for product training throughout the year. We also have working relationships with healthcare dealers, including group purchasing organizations, healthcare organizations, and integrated distribution networks. We believe our success in every market sector is dependent upon having a robust and compelling product offering, and equally as important, a dedicated, highly trained, focused sales organization to service our customers. We plan to continue to strategically focus on and invest in building a competitively superior U.S. sales organization by training and certifying our sales representatives on our innovative product portfolio, continuing to develop and implement strong performance management practices, and enhancing sales productivity. Further, we intend to selectively expand our U.S. sales force by adding about 85 new direct quota-carrying sales representatives, primarily weighted toward the lower extremities business.
International
Internationally, we utilize several distribution approaches that are tailored to the needs and requirements of each individual market. Our international sales and distribution system currently consists of 15 direct sales offices and approximately 90 distributors that sell our products in over 50 countries. We have subsidiaries with direct sales offices in the United Kingdom, France, Germany, Italy, Denmark, Netherlands, Canada, Japan, Australia, Switzerland, and Norway that employ direct sales employees, and in some cases, use independent sales representatives to sell our products in their respective markets. Our products are sold in other countries in Europe, Asia, Africa, and Latin America using stocking distribution partners. Stocking distributors purchase products directly from us for resale to their local customers, with product ownership generally passing to the distributor upon shipment.
Manufacturing, Facilities, and Quality
We utilize a combination of internal manufacturing and a network of qualified outsourced manufacturing partners to produce our products and surgical instrumentation. We manufacture our internally-sourced products in six locations: Arlington, Tennessee; Franklin, Tennessee; Montbonnot, France; Grenoble, France; Nogent, France; and Macroom, Ireland. We lease the manufacturing facility in Arlington, Tennessee from the Industrial Development Board of the Town of Arlington. Our internal manufacturing operations are focused on product quality, continuous improvement, and efficient production. Our internal manufacturing operations have been practicing lean manufacturing concepts for many years with a philosophy focused on high productivity, flexibility, and capacity optimization. Our operations in France have a long history and deep experience with orthopaedic manufacturing and process innovation. Additionally, we believe we are the only company to have vertically integrated operations for the manufacturing of pyrocarbon orthopaedic products. We believe that this capability gives us a competitive advantage in design for manufacturing and prototyping of this innovative material.
We outsource products to our manufacturing partners when it provides us with cost efficiency, expertise, flexibility, and instances where we need additional capacity. A significant portion of our lower extremities products and surgical instrumentation is produced to our specifications by qualified subcontractors who serve medical device companies. We continuously look for opportunities to optimize our internal manufacturing capacity and insource manufacturing where we believe it makes sense to do so.
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
Supply
We use a diverse and broad range of raw materials in the manufacturing of our products. We purchase all of our raw materials and select components used in the manufacturing of our products from external suppliers. In addition, we purchase some supplies from single or limited number of sources for reasons of proprietary know-how, quality assurance, sole source, cost-effectiveness, or constraints resulting from regulatory requirements. We work closely with our suppliers to ensure continuity of supply while maintaining high quality and reliability.
We rely on one supplier for the silicone elastomer used in certain number of our extremities products. We are aware of only two suppliers of silicone elastomer to the medical device industry for permanent implant usage. For certain biologic products, we depend on one supplier of demineralized bone matrix and cancellous bone matrix. We rely on one supplier for our GRAFTJACKET® family of soft tissue repair and graft containment products. We believe we maintain adequate stock from these suppliers to meet market demand. We rely on one supplier for a key component of our AUGMENT® Bone Graft. In December 2013, our supplier notified us of its intent to terminate the supply agreement in December 2015. This supplier was contractually required to meet our supply requirements until the termination date, and to use commercially reasonable efforts to assist us in identifying a new supplier and support the transfer of technology and supporting documentation to produce this component. In April 2016, we entered into a commercial supply agreement with FUJIFILM Diosynth Biotechnologies U.S.A., Inc. pursuant to which Fujifilm agreed to manufacture and sell to us and we agreed to purchase the key component of our AUGMENT® Bone Graft.  Pursuant to our supply agreement with Fujifilm, commercial production of the key component is expected to begin in 2019. Although we believe that our current supply of the key component from our former supplier should be sufficient to last until after the component becomes available under the new agreement, no assurance can be provided that it will be sufficient.
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
Research and Development
Realizing that new product offerings are a key to our future success, we are committed to a strong research and development program. The intent of our program is to develop new extremities and biologics products and expand our current product offerings and the markets in which they are offered. Our research and development teams are organized and aligned with our product marketing teams and are focused on improving clinical outcomes by designing innovative, clinically differentiated products with improved ease-of-use and by developing new product features and enhanced surgical techniques that can be leveraged across a broader base of surgeon customers. Our internal research and development teams work closely with external research and development consultants and a global network of physicians and medical personnel in hospitals and universities to ensure we have broad access to best-in-class ideas and technologies to drive our product development pipeline. We also have an active business development team that actively evaluates novel technologies and development stage products. In addition, our clinical and regulatory departments are devoted to verifying the safety and efficacy of our products according to regulatory standards enforced by the FDA and other international regulatory bodies. Our research and development expenses totaled $50.5 million, $39.3 million and $25.0 million in 2016, 2015 and 2014, respectively. Our research and development activities are principally located in Memphis, Tennessee; Montbonnot, France; and Warsaw, Indiana, with additional staff in Grenoble, France; and Bloomington, Minnesota.
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
Intellectual Property
Patents, trade secrets, know-how, and other proprietary rights are important to the continued success of our business. We currently own more than 1,500 patents and pending patents throughout the world. We currently have licenses to use approximately 800 patents. We seek to aggressively protect technology, inventions, and improvements that we consider important through the use of patents and trade secrets in the United States and significant foreign markets. We manufacture and market products under both patents and license agreements with other parties. These patents and license agreements have a defined life and expire from time to time. We are not materially dependent on any one or more of our patents. In addition to patents, our knowledge and experience, creative product development, marketing staff and trade secret information, with respect to manufacturing processes, materials and product design, are as important as our patents in maintaining our proprietary product lines.
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
United States
In the United States, our products are strictly regulated by the FDA under the U.S. Food, Drug and Cosmetic Act (FDC Act). Some of our products are also regulated by state agencies. FDA regulations and the requirements of the FDC Act affect the pre-clinical and clinical testing, design, manufacture, safety, efficacy, labeling, storage, recordkeeping, advertising, and promotion of our medical device products. Our tissue-based products are subject to FDA regulations, the National Organ Transplant Act (NOTA), and various state agency regulations. We are an accredited member of the American Association of Tissue Banks and an FDA-registered tissue establishment, which includes the packaging, processing, storage, labeling, and distribution of tissue products regulated as medical devices and the storage and distribution of tissue products regulated solely as human cell and tissue products. In addition, we maintain tissue bank licenses in Florida, Maryland, New York, California, Illinois, Delaware, and Oregon.
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
We are subject to various U.S. federal and state laws concerning healthcare fraud and abuse, including anti-kickback and false claims laws, and other matters. The U.S. federal Anti-Kickback Statute (and similar state laws) prohibits certain illegal remuneration to physicians and other health care providers that may financially bias prescription decisions and result in an over-utilization of goods and services reimbursed by the federal government. The U.S. federal False Claims Act (and similar state laws) prohibits conduct on the part of a manufacturer which may cause or induce an inappropriate reimbursement for devices reimbursed by the federal government. We are also subject to the U.S. federal Physician Payments Sunshine Act and various state laws on reporting remunerative relationships with healthcare providers. These laws impact the kinds of financial arrangements we may have with hospitals, surgeons or other potential purchasers of our products. They particularly impact how we structure our sales offerings, including discount practices, customer support, education and training programs, physician consulting, research grants and other arrangements. These laws are administered by, among others, the U.S. Department of Justice, the Office of Inspector General of the Department of Health and Human Services and state attorneys general. Many of these agencies have increased their enforcement activities with respect to medical device manufacturers in recent years. If our operations are found to be in violation of these laws, we may be subject to penalties, including potentially significant criminal, civil and/or administrative penalties, damages, fines, disgorgement, exclusion from participation in government healthcare programs, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, and the curtailment or restructuring of our operations.
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
Third-Party Reimbursement
Sales volumes and prices of our products depend in large part on the availability of coverage and reimbursement from third-party payors. Third-party payors may include governmental programs such as the U.S. Medicare and Medicaid programs, private insurance plans, and workers’ compensation plans. These third-party payors may deny coverage or reimbursement for a product or procedure if they determine that the product or procedure is investigational or was not medically appropriate or necessary. Third-party payors also may place limitations for coverage on products or procedures such as the types of conditions for which a procedure will be covered, the types of physicians that can perform specific types of procedures or the care setting in which the procedure may be performed, e.g., out-patient or in-hospital. Also, third-party payors are increasingly auditing and challenging the prices charged for medical products and services with concern for upcoding, miscoding, using inappropriate modifiers, or billing for inappropriate care settings. Some third-party payors may require prior-authorization, pre-determination, and/or prior approval in a determination of coverage for new or innovative devices or procedures before they will reimburse healthcare providers who use the products or therapies. Even though a new product may have been approved or cleared for commercial distribution by the FDA, we may find limited demand for the product should any reimbursement barriers arise from governmental and/or private third-party payors. In the United States, a uniform policy of coverage does not exist across all third-party payors relative to payment of claims for all products. Therefore, coverage and payment can be quite different from payor to payor, and from one region of the country to another. This is also true for foreign countries in that coverage and payment systems vary from country to country. Coverage also depends on our ability to demonstrate the short-term and long-term clinical effectiveness, and cost-effectiveness of our products. These supportive data are obtained from surgeon clinical experience, clinical trials, and literature reviews. We pursue and present these results at major scientific and medical meetings, and publish them in respected, peer-reviewed medical journals because data and evidence that can support coverage and payment are important to the successful commercialization and market access of our products.
The Centers for Medicare & Medicaid Services (CMS), the U.S. agency responsible for administering the Medicare program, sets coverage and reimbursement policies for the Medicare program in the United States. CMS policies may alter coverage and payment related to our products in the future. These changes may occur as the result of national coverage determinations issued by CMS or as the result of local coverage determinations by contractors under contract with CMS to review and make coverage and payment decisions. Medicaid programs are funded by both U.S. federal and state governments, may vary from state to state and from year to year and will likely play an even larger role in healthcare funding under recently enacted, and potentially newly enacted, healthcare legislation. A key component in ensuring whether the appropriate payment amount is received for physician and other services, including procedures using our products, is the existence of a Current Procedural Terminology (CPT) code. To receive payment, healthcare practitioners must submit claims to insurers using these codes for payment for medical services. CPT codes are assigned, maintained and annually updated by the American Medical Association and its CPT Editorial Board. If the CPT codes that apply to procedures performed using our products are changed, reimbursement for performances of these procedures may be adversely affected.
We believe that the overall escalating cost of medical products and services being paid for by governments and private health insurance has led to, and will continue to lead to, increased pressures on the healthcare and medical device industry to reduce the costs of products and services. Third-party payors are developing increasingly sophisticated methods of controlling healthcare costs through healthcare reform legislation and measures including, but not limited to, government-managed healthcare systems, bundled payments, episode of care risk sharing methodologies, health technology assessments, coverage with evidence development processes, quality initiatives, pay-for-performance, comparative effectiveness research, prospective reimbursement, capitation programs, group purchasing, redesign of benefit offerings, requiring pre-approvals and second opinions prior to procedures, careful review of bills, encouragement of healthier lifestyles and other preventative services, and exploration of more cost-effective methods of delivering healthcare. All of these types of health care reform measures and any others could potentially impact market access for, and pricing structures of our products, which in turn, can impact our future sales. There can be no assurance that third-party reimbursement will be available or adequate, or that current and future legislation, regulation or reimbursement policies of third-party payors will not adversely affect the demand for our products or our ability to sell our products on a profitable basis. The unavailability or inadequacy of third-party payor reimbursement could have a material adverse effect on our business, operating results, and financial condition.
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
Employees
As of December 25, 2016, we had 2,394 employees. We believe that we have a good relationship with our employees.
Available Information
We are a public company with limited liability (naamloze vennootschap) organized under the laws of the Netherlands. We were initially formed as a private company with limited liability (besloten vennootschap) in June 2006. Our principal executive offices are located at Prins Bernhardplein 200, 1097 JB Amsterdam, the Netherlands. Our telephone number at this address is (+31) 20 521 4777. Our agent for service of process in the United States is CT Corporation, 1209 Orange Street, Wilmington, Delaware 19801. Our corporate website is located at www.wright.com. The information contained on our website or connected to our website is not incorporated by reference into and should not be considered part of this report.
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
Risks Related to the Wright/Tornier Merger
We may be unable to successfully integrate our operations or realize the anticipated cost savings, net sales and other potential benefits of the Wright/Tornier merger in a timely manner or at all. As a result, the value of our ordinary shares may be adversely affected.
The success of the merger between legacy Wright and legacy Tornier will depend, in part, on our ability to achieve the anticipated cost savings, net sales, and other potential benefits of the merger. Achieving the anticipated potential benefits of the merger will depend in part upon whether we are able to integrate our operations in an efficient and effective manner and whether we are able to effectively coordinate sales and marketing efforts to communicate our capabilities and coordinate our sales organizations to sell our combined products. While we have successfully completed a substantial number of integration activities since the merger, the remainder of our integration activities may not be completed smoothly or successfully. The necessity of coordinating geographically separated organizations, systems, and facilities and addressing possible differences in business backgrounds, corporate cultures, and management philosophies may increase the difficulties of integration. We operate numerous systems, including those involving management information, purchasing, accounting and finance, sales, billing, payroll, employee benefits, and regulatory compliance. We still have numerous systems which remain to be integrated, including those involving management information, purchasing, accounting and finance, sales, billing, payroll, employee benefits, and regulatory compliance. We may still have inconsistencies in standards, controls, procedures or policies that could affect our ability to maintain relationships with customers and employees or to achieve the anticipated benefits of the merger. We may also have difficulty in completing the integration of our commercial organizations, including in particular distribution and sales representative arrangements, some of which will undergo territory transitions during the next several quarters. The integration of certain operations requires the dedication of significant management resources, which may temporarily distract management’s attention from our day-to-day business. Employee uncertainty and lack of focus during the integration process may also disrupt our business. Any inability of our management to integrate successfully our operations or to do so within a longer time frame than expected could have a material adverse effect on our business and operating results. The integration also may result in material unanticipated problems, expenses, liabilities, competitive responses, and loss of customer relationships. Even if the operations of our businesses are integrated successfully, we may not be able to realize the full benefits of the merger, including the anticipated operating and cost synergies, sales and growth opportunities or long-term strategic benefits of the merger, within the expected timeframe or at all. In addition, we expect to continue to incur significant integration and restructuring expenses to realize synergies. However, many of the expenses that remain to be incurred are, by their nature, difficult to estimate accurately. These expenses could, particularly in the near term, exceed the savings that we expect to achieve from elimination of duplicative expenses and the realization of economies of scale and cost savings. Although we expect that the realization of efficiencies related to the integration of the businesses may offset incremental transaction, merger-related, and restructuring costs over time, we cannot give any assurance that this net benefit will be achieved in the near term, or at all. An inability to realize the full extent of, or any of, the anticipated benefits of the merger, as well as any delays encountered in the integration process, could have an adverse effect on our business and operating results, which may affect the value of our ordinary shares.
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
In connection with the accounting for the merger, we recorded a significant amount of goodwill and other intangible assets within each of our reporting units. As of December 25, 2016, we had $851.0 million in goodwill and $231.8 million in intangible assets. As part of the Wright/Tornier merger, we recorded $667.3 million in goodwill and $213.6 million in other intangible assets. Under US GAAP, we must assess, at least annually and potentially more frequently, whether the value of our goodwill and intangible assets have been impaired. A decrease in the long-term economic outlook and future cash flows of the legacy Tornier business that we acquired could significantly impact asset values and potentially result in the impairment of intangible assets, including goodwill. If the operating performance of the legacy Tornier business significantly decreases, competing or alternative technologies emerge, or if market conditions or future cash flow estimates decline, we could be required, under current US GAAP, to record a non-cash charge to operating earnings for the amount of the impairment. Any write-off of a material portion of our unamortized intangible assets would negatively affect our results of operations.
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
Risks Related to our Business
We have a history of operating losses and may never achieve or sustain profitability.
We have a history of operating losses and at December 25, 2016, we had an accumulated deficit of $1,206 million. Our ability to achieve profitability will be influenced by many factors, including, among others, the success of the Wright/Tornier merger; the level and timing of future net sales and expenditures; development, commercialization and market acceptance of new products; the results and scope of ongoing research and development projects; competing technologies and market developments; regulatory requirements and delays; and pending litigation. As a result, we may continue to incur operating losses for the foreseeable future. These losses will continue to have an adverse impact on our shareholders’ equity, and we may never achieve or sustain profitability.
We anticipate significant sales during 2017 and in future years from our AUGMENT® Bone Graft product. If we are wrong, our future operating results, cash flows, and prospects could be adversely affected.
The newest addition to our biologics product portfolio is AUGMENT® Bone Graft, which is based on recombinant human platelet-derived growth factor (rhPDGF-BB), a synthetic copy of one of the body’s principal healing agents. We obtained FDA approval of AUGMENT® Bone Graft in the United States for ankle and/or hindfoot fusion indications during third quarter of 2015. AUGMENT® Bone Graft is currently available for sale as an alternative to autograft in the United States for ankle and/or hindfoot fusion indications, in Canada for foot and ankle fusion indications and in Australia and New Zealand for hindfoot and ankle fusion indications. We anticipate significant sales during 2017 and in future years from our AUGMENT® Bone Graft product. If we are wrong, our future operating results, cash flows, and prospects could be adversely affected. We acquired the AUGMENT® Bone Graft product line from BioMimetic Therapeutics, Inc. (BioMimetic) in March 2013 and are subject to future milestone payments to the holders of the contingent value rights issued in connection with that transaction. If, prior to March 1, 2019, sales of AUGMENT® Bone Graft reach $40 million over 12 consecutive months, a cash payment would be required at $1.50 per share, or $42 million. Further, if, prior to March 1, 2019, sales of AUGMENT® Bone Graft reach $70 million over 12 consecutive months, an additional cash payment would be required at $1.50 per share, or $42 million. Therefore, even if we achieve significant sales of AUGMENT® Bone Graft, cash proceeds from these sales will be offset in part by these milestone payment obligations.

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
In addition to developing new products and growing our business internally, we have sought to grow through business combinations and acquisitions of complementary businesses. Examples include, in addition to the Wright/Tornier merger, legacy Wright's acquisition of BioMimetic in early 2013, as well as its more recent acquisitions of Biotech International in November 2013, Solana Surgical, LLC (Solana) in January 2014, and OrthoPro, L.L.C. (OrthoPro) in February 2014, and legacy Tornier’s acquisition of OrthoHelix Surgical Designs, Inc. in 2012. Business combinations and acquiring new businesses involve a myriad of risks. Whenever new businesses are combined or acquired, there is a risk we may fail to realize some or all of the anticipated benefits of the transaction. This can occur if integration of the businesses proves to be more complicated than planned, resulting in failure to realize operational synergies and/or failure to mitigate operational dis-synergies, diversion of management attention, and loss of key personnel. It can also occur if the combined or acquired business fails to meet our net sales projections, exposes us to unexpected liabilities, or if our pre-acquisition due diligence fails to uncover issues that negatively affect the value or cost structure of the acquired enterprise. Although we carefully plan our business combinations and acquisitions, there can be no assurances that these and other risks will not prevent us from realizing the expected benefits of these transactions.
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
We have been named as a defendant, in some cases with multiple other defendants, in lawsuits in which it is alleged that as yet unspecified defects in the design, manufacture, or labeling of certain metal-on-metal hip replacement products rendered the products defective. The pre-trial management of certain of these claims has been consolidated in the federal court system, in the United States District Court for the Northern District of Georgia under multi-district litigation and certain other claims by the Judicial Counsel Coordinated Proceedings in state court in Los Angeles County, California. As of December 25, 2016, there were approximately 1,200 lawsuits pending in the multi-district federal court proceeding and consolidated California state court proceeding, and an additional 30 cases pending in various state courts. As of that date, we have also entered into approximately 950 so called "tolling agreements" with potential claimants who have not yet filed suit. As of December 25, 2016, there were also approximately 50 non-U.S. lawsuits presently pending. We believe we have data that supports the efficacy and safety of the metal-on-metal hip replacement systems, and have been vigorously defending these cases.
While continuing to dispute liability, on November 1, 2016, WMT entered into a Master Settlement Agreement (MSA) with Court-appointed attorneys representing plaintiffs in the MDL and JCCP. Under the terms of the MSA, the parties agreed to settle 1,292 specifically identified claims associated with CONSERVE®, DYNASTY® and LINEAGE® products that meet the eligibility requirements of the MSA and are either pending in the MDL or JCCP, or subject to court-approved tolling agreements in the MDL or JCCP, for a settlement amount of $240 million.
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
On November 1, 2016, our subsidiary Wright Medical Technology, Inc. (WMT) entered into a Master Settlement Agreement (MSA) with Court-appointed attorneys representing plaintiffs in the previously disclosed metal-on-metal hip litigation known as In Re: Wright Medical Technology, Inc., CONSERVE® Hip Implant Products Liability Litigation, MDL No. 2329 (MDL) and In re: Wright Hip System Cases, Judicial Council Coordination Proceeding No. 4710 (JCCP). Under the terms of the MSA, the parties agreed, without admission of fault, to settle 1,292 specifically identified CONSERVE, DYNASTY or LINEAGE revision claims which meet the eligibility requirements of the MSA and are either pending in the MDL or JCCP, or are subject to tolling agreements approved in the MDL or JCCP, for a total settlement amount of $240 million. While the minimum opt-in requirement for the MSA has been satisfied, the final MSA settlement amount (not to exceed $240 million), and the final number of claims settled under the MSA, will depend on, among other things, the mix of products implanted in the settling claimant group. Claims which do not meet the eligibility requirements of the MSA, new claims, and claims which have opted-out of the settlement will not be settled under the MSA. We will continue to defend these claims, and the previously disclosed risks, uncertainties and contingencies associated with these claims will remain unresolved. As of December 25, 2016, we estimate there were approximately 630 existing revision claims that are ineligible to participate in the MSA. For additional information regarding the MSA, see Note 16 to our consolidated financial statements.
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
On October 28, 2016, our WMT and WMG subsidiaries entered into a Settlement Agreement with a subgroup of three insurance carriers, Columbia Casualty Company, St. Paul Surplus Lines Insurance Company and AXIS Surplus Lines Insurance Company (Three Settling Insurers), pursuant to which the Three Settling Insurers paid $60 million (in addition to $10 million previously paid) in full settlement of all potential liability of the Three Settling Insurers for metal ion and metal-on-metal hip claims, including but not limited to all claims in the MDL and the JCCP. As part of the settlement, the Three Settling Insurers repurchased their policies in the five policy years beginning with the 2007-2008 policy year. Consequently, we have no further coverage from the Three Settling Insurers for present or future metal-on-metal or metal ion claims falling in these five policy periods, or any other period in which a specifically released claim is asserted.
Our existing product liability insurance coverage may be inadequate to protect us from any liabilities we might incur.
If the product liability claims brought against us involve uninsured liabilities or result in liabilities that exceed our insurance coverage, our business, financial condition, and operating results could be materially and adversely affected. Further, such product liability matters may negatively impact our ability to obtain insurance coverage or cost-effective insurance coverage in future periods. We remain in litigation with certain insurance carriers other than the Three Settling Insurers, concerning the amount of coverage available to satisfy potential liabilities associated with the metal-on-metal hip claims against us. An unfavorable outcome in this litigation could have an adverse effect on our financial condition and results from discontinued operations if we ultimately are subject to liabilities associated with these claims that exceed coverage amounts not in dispute.
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
MicroPort’s recall of certain sizes of its cobalt chrome modular neck devices due to alleged fractures could result in additional product liability claims against us. Although we have contested these claims, adverse outcomes could harm our business and adversely affect our results from discontinued operations and financial condition.

In August 2015, MicroPort announced the voluntary recall of certain sizes of its PROFEMUR® Long Cobalt Chrome Modular Neck devices manufactured from June 15, 2009 to July 22, 2015. Because MicroPort did not acquire the OrthoRecon business until January 2014, many of the recalled devices were sold by legacy Wright prior to the acquisition by MicroPort. Under the asset purchase agreement with MicroPort, legacy Wright retained responsibility, as between it and MicroPort, for claims for personal injury relating to sales of these products prior to the acquisition. We were not consulted by MicroPort in connection with its recall, and we presently are aware of only eight lawsuits alleging personal injury related to cobalt chrome neck fractures (three in the United States and five outside the United States). However, if the number of product liability claims alleging personal injury from fractures of cobalt chrome modular necks we sold prior to the MicroPort transaction were to become significant, this could have an adverse effect on our results from discontinued operations and financial condition.
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
Our international operations expose us to legal and regulatory risks. These risks include the risk that our international distributors could engage in conduct violative of U.S. or local laws, including the U.S. Foreign Corrupt Practices Act (FCPA). Our U.S. operations, including those of our U.S. operating subsidiaries, are subject to the FCPA, which generally prohibits covered entities and their intermediaries from engaging in bribery or making other prohibited payments to foreign officials for the purpose of obtaining or retaining business or other benefits. In addition, the FCPA imposes accounting standards and requirements on publicly-traded U.S. corporations and their foreign affiliates, which are intended to prevent the diversion of corporate funds to the payment of bribes and other improper payments, and to prevent the establishment of “off books” slush funds from which such improper payments can be made. We also are subject to similar anti-corruption legislation implemented in Europe under the Organization for Economic Co-operation and Development’s Convention on Combating Bribery of Foreign Public Officials in International Business Transactions. We either operate or plan to operate in a number of jurisdictions that pose a high risk of potential violations of the FCPA and other anti-corruption laws, and we utilize a number of third-party sales representatives for whose actions we could be held liable under the FCPA. We inform our personnel and third-party sales representatives of the requirements of the FCPA and other anti-corruption laws, including, but not limited to their reporting requirements. We also have developed and will continue to develop and implement systems for formalizing contracting processes, performing due diligence on agents, and improving our recordkeeping and auditing practices regarding these regulations. However, there is no guarantee that our employees, third-party sales representatives, or other agents have not or will not engage in conduct undetected by our processes and for which we might be held responsible under the FCPA or other anti-corruption laws. Failure to comply with the FCPA or other anti-

corruption laws could subject us to, among other things, penalties and legal expenses that could harm our reputation and have a material adverse effect on our business, financial condition, and operating results.
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
A significant portion of our product sales are made through independent sales representatives and distributors. Because the independent distributor often controls the customer relationships within its territory (and, in certain countries outside the United States, the regulatory relationship), there is a risk that if our relationship with the distributor ends, our relationship with the customer will be lost (and, in certain countries outside the United States, that we could experience delays in amending or transferring our product registrations). Also, because we do not control a distributor’s field sales agents, there is a risk we will be unable to ensure that our sales processes, compliance, and other priorities will be consistently communicated and executed by the distributor. If we fail to maintain relationships with our key distributors, or fail to ensure that our distributors adhere to our sales processes, compliance, and other priorities, this could have an adverse effect on our operations. In the past, we have experienced turnover within our independent distributor organization. This adversely affected our short-term financial results as we transitioned to direct sales employees or new independent representatives. In addition, prior to the merger, legacy Tornier transitioned to direct selling models in certain geographies and transitioned its U.S. sales channel towards focusing separately on upper and lower extremities products. While we believe these transitions were managed effectively and position us to leverage our sales force and broad product portfolio, there is a risk that these or future transitions could have a greater adverse effect on our operations than we have previously experienced or anticipate. Further, the legacy independent distributors and sales agents of Wright and Tornier may decide not to renew or may decide to seek to terminate, change and/or renegotiate their relationships with us. A loss of a significant number of our distributors or agents could have a material adverse effect on our business and results of operations.
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
We rely on a limited number of suppliers for certain of the components and materials used in our products. Our reconstructive joint devices are produced from various surgical grades of titanium, cobalt chrome, stainless steel, various grades of high-density polyethylenes and ceramics. We rely on one source to supply us with a certain grade of cobalt chrome alloy, one supplier for the silicone elastomer used in some of our extremities products, and one supplier for our pyrocarbon products, and one supplier to provide a key ingredient of AUGMENT® Bone Graft. The manufacture of our products is highly exacting and complex, and our business could suffer if a sole source supply arrangement is unexpectedly terminated or interrupted, and we are unable to obtain an acceptable new source of supply in a timely fashion.
In April 2016, we entered into a commercial supply agreement with FUJIFILM Diosynth Biotechnologies U.S.A., Inc. pursuant to which Fujifilm agreed to manufacture and sell to us and we agreed to purchase recombinant human platelet-derived growth factor (rhPDGF-BB) for use in AUGMENT® Bone Graft. The agreement reflects the culmination of a technology transfer from our former supplier to Fujifilm which began in December 2013 when we were notified that our former supplier was exiting the rhPDGF-BB business. Pursuant to our supply agreement with Fujifilm, commercial production of rhPDGF-BB is expected to begin in 2019. Although we believe that our current supply of rhPDGF-BB from our former supplier should be sufficient to last until after rhPDGF-BB becomes available under the new agreement, no assurance can be provided that it will be sufficient. In addition, since Fujifilm has not previously manufactured rhPDGF-BB, its ability to do so and perform its obligations under the agreement are not yet fully proven.
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
We rely extensively on information technology systems to conduct business. These systems include, but are not limited to, ordering and managing materials from suppliers, converting materials to finished products, shipping products to customers, processing transactions, summarizing and reporting results of operations, complying with regulatory, legal or tax requirements, and providing data security and other processes necessary to manage our business. Since the merger and through the end of 2016, we have consolidated into one enterprise resource planning (ERP) system in three of our top five international markets, and we plan to continue our ERP system roll-outs during 2017. We may experience difficulties in our business operations, or difficulties in operating our business under the ERP, either of which could disrupt our operations, including our ability to timely ship and track product orders, project inventory requirements, manage our supply chain, and otherwise adequately service our customers, and lead to increased costs and other difficulties. In the event we experience significant disruptions as a result of the ERP implementation or otherwise, we may not be able to fix our systems in an efficient and timely manner. Accordingly, such events may disrupt or reduce the efficiency of our entire operations and have a material adverse effect on our operating results and cash flows. In addition, if our systems are damaged or cease to function properly due to any number of causes, ranging from catastrophic events to power outages to security breaches, and our business continuity plans do not effectively compensate timely, we may suffer interruptions in our ability to manage operations.
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
Operations in countries outside of the United States accounted for approximately 26% of our net sales for our fiscal year ended December 25, 2016. Our operations outside of the United States are accompanied by certain financial and other risks. We intend to continue to pursue growth opportunities in sales outside the United States, especially in emerging markets, which could expose us to greater risks associated with international sales operations. Our international sales operations expose us and our representatives, agents, and distributors to risks inherent in operating in foreign jurisdictions. These risks include:

•	the imposition of additional U.S. and foreign governmental controls or regulations on orthopaedic implants and biologic products;

•
withdrawal from or revision to international trade agreements and the imposition or increases in import and export licensing and other compliance requirements, customs duties and tariffs, import and export quotas and other trade restrictions, license obligations, and other non-tariff barriers to trade;

•	unexpected changes in tariffs, trade barriers and regulatory requirements;

•
the imposition of U.S. or international sanctions against a country, company, person, or entity with whom we do business that would restrict or prohibit continued business with that country, company, person, or entity;

•	economic instability, including currency risk between the U.S. dollar and foreign currencies, in our target markets;

•	economic weakness, including inflation, or political instability in particular foreign economies and markets;

•	the imposition of restrictions on the activities of foreign agents, representatives, and distributors;

•	scrutiny of foreign tax authorities, which could result in significant fines, penalties, and additional taxes being imposed upon us;

•	a shortage of high-quality international salespeople and distributors;

•	loss of any key personnel who possess proprietary knowledge or are otherwise important to our success in international markets;

•
changes in third-party reimbursement policy that may require some of the patients who receive our products to directly absorb medical costs or that may necessitate our reducing selling prices for our products;

•	unexpected changes in foreign regulatory requirements;

•	differing local product preferences and product requirements;

•	changes in tariffs and other trade restrictions, particularly related to the exportation of our biologic products;

•	work stoppages or strikes in the healthcare industry, such as those that have affected our operations in France, Canada, South Korea, and Finland in the past;

•	difficulties in enforcing and defending intellectual property rights;

•	foreign currency exchange controls that might prevent us from repatriating cash earned in countries outside the Netherlands;

•	complex data privacy requirements and labor relations laws; and

•	exposure to different legal and political standards due to our conducting business in over 50 countries.
In addition, on June 23, 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union, commonly referred to as “Brexit.” As a result of the referendum, negotiations will determine the future terms of the United Kingdom’s relationship with the European Union, including the terms of trade between the United Kingdom and the European Union. Although it is unknown what those terms will be, it is possible that there will be greater restrictions on the movement of goods and people between the United Kingdom and European Union countries and increased regulatory complexities, which could affect our ability to sell our products in certain European Union countries. Brexit could adversely affect European and worldwide economic and market conditions and could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the British pound and Euro. In addition, other European countries may seek to conduct referenda with respect to continuing membership with the European Union. We do not know to what extent these changes will impact our business. Any of these effects of Brexit, and others that we cannot anticipate, could adversely affect our business, operations and financial results.
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
We have a significant amount of indebtedness, including $395.0 million in aggregate principal with additional accrued interest under our 2.25% cash convertible senior notes due 2021 (2021 Notes), $587.5 million in aggregate principal with additional accrued interest under WMG’s 2.00% cash convertible senior notes due 2020, which Wright Medical Group N.V. has guaranteed (2020 Notes), and $2.0 million in aggregate principal with additional accrued interest under WMG’s 2.00% cash convertible senior notes due 2017 (2017 Notes, together with the 2020 and 2021 Notes, the Notes) as of December 25, 2016. In addition, in December 2016, we entered into a credit, security and guaranty agreement (ABL Credit Agreement) with Midcap Financial Trust and the additional lenders from time to time party thereto (ABL Lenders) which provides WMG and certain of our other wholly-owned U.S. subsidiaries with a $150.0 million senior secured asset based line of credit, subject to the satisfaction of a borrowing base requirement, and which may be increased by up to $100.0 million upon our request, subject to the consent of the ABL Lenders (ABL Facility). As of December 25, 2016, $30.0 million in aggregate principal plus additional accrued interest was outstanding under the ABL Facility.

Our ability to make payments on, and to refinance, our indebtedness, including the Notes and amounts borrowed under the ABL Facility, and our ability to fund planned capital expenditures, contractual cash obligations, research and development efforts, working capital, acquisitions, and other general corporate purposes depends on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors, some of which are beyond our control. If we do not generate sufficient cash flow from operations or if future borrowings are not available to us in an amount sufficient to pay our indebtedness, including payments of principal upon conversion of outstanding Notes or on their respective maturity dates or in connection with a transaction involving us that constitutes a fundamental change under the respective indenture governing the Notes, or to fund our liquidity needs, we may be forced to refinance all or a portion of our indebtedness on or before the maturity dates thereof, sell assets, reduce or delay capital expenditures, seek to raise additional capital, or take other similar actions. We may not be able to execute any of these actions on commercially reasonable terms or at all. Our ability to refinance our indebtedness will depend on our financial condition at the time, the restrictions in the instruments governing our indebtedness, and other factors, including market conditions. In addition, in the event of a default under the Notes or under the ABL Facility, the holders and/or the trustee under the indentures governing the Notes or the lenders under the ABL Facility may accelerate payment obligations under the Notes and/or the amounts borrowed under the ABL Facility, respectfully, which could have a material adverse effect on our business, financial condition, and operating results. In addition, the Notes and ABL Facility contain cross default provisions. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance or restructure our obligations on commercially reasonable terms or at all, would likely have an adverse effect, which could be material, on our business, financial condition, and operating results.
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
A failure to comply with the covenants and other provisions of the indentures governing the Notes or the ABL Credit Agreement could result in events of default under such indentures or ABL Credit Agreement, especially in light of the cross default provisions, which could require the immediate repayment of our outstanding indebtedness. If we are at any time unable to generate sufficient cash flows from operations to service our indebtedness when payment is due, we may be required to attempt to renegotiate the terms of the indentures, the ABL Credit Agreement and other agreements relating to the indebtedness, seek to refinance all or a portion of the indebtedness, or obtain additional financing. There can be no assurance that we will be able to successfully renegotiate such terms, that any such refinancing would be possible, or that any additional financing could be obtained on terms that are favorable or acceptable to us.

Hedge and warrant transactions entered into in connection with the issuance of our Notes may affect the value of our ordinary shares.
In connection with the issuance of the Notes, we entered into hedge transactions with various financial institutions with the objective of reducing the potential dilutive effect of issuing our ordinary shares upon conversion of the Notes and the potential cash outlay from the cash conversion of the Notes. We also entered into separate warrant transactions with the same financial institutions.
In connection with the hedge and warrant transactions associated with the Notes, these financial institutions purchased our ordinary shares in secondary market transactions and entered into various over-the-counter derivative transactions with respect to our ordinary shares. These entities or their affiliates are likely to modify their hedge positions from time to time prior to conversion or maturity of the Notes by purchasing and selling our ordinary shares, other of our securities, or other instruments they may wish to use in connection with such hedging. Any of these transactions and activities could adversely affect the value of our ordinary shares and, as a result, the number and value of the ordinary shares holders will receive upon conversion of the Notes. In addition, subject to movement in the price of our ordinary shares, if the hedge transactions settle in our favor, we could be exposed to credit risk related to the other party with respect to the payment we are owed from such other party. If any of the participants in the hedge transactions is unwilling or unable to perform its obligations for any reason, we would not be able to receive the benefit of such transaction. We cannot provide any assurances as to the financial stability or viability of any of the participants in the hedge transactions.
Rating agencies may provide unsolicited ratings on the Notes or the ABL Credit Agreement that could reduce the market value or liquidity of our ordinary shares.
We have not requested a rating of the Notes or the ABL Credit Agreement from any rating agency and we do not anticipate that the Notes or the ABL Credit Agreement will be rated. However, if one or more rating agencies independently elects to rate the Notes or the ABL Credit Agreement and assigns the Notes or the ABL Credit Agreement a rating lower than the rating expected by investors, or reduces such rating in the future, the market price or liquidity of the Notes or the ABL Credit Agreement and our ordinary shares could be harmed. Should a decline in the market price of the Notes, as compared to the price of our ordinary shares occur, this may trigger the right of the holders of the Notes to convert such notes into cash and our ordinary shares, as applicable.
The terms of the ABL Credit Agreement could limit our ability to conduct our business, take advantage of business opportunities and respond to changing business, market, and economic conditions.
Our ABL Credit Agreement includes a number of significant financial and operating restrictions. For example, the ABL Credit Agreement contains financial covenants that, among other things, require us to maintain minimum liquidity and achieve certain revenue thresholds and contains provisions that restrict our ability, subject to specified exceptions, to, among other things:

•	make loans and investments, including acquisitions and transactions with affiliates;

•	create liens or other encumbrances on our assets;

•	dispose of assets;

•	enter into contingent obligations;

•	engage in mergers or consolidations; and

•	pay dividends.
Due to the terms of the ABL Credit Agreement, we may be unable to comply with these covenants, which could result in a default under the ABL Facility. In addition, these provisions may limit our ability to conduct our business, take advantage of business opportunities, and respond to changing business, market, and economic conditions. In addition, they may place us at a competitive disadvantage relative to other companies that may be subject to fewer, if any, restrictions or may otherwise adversely affect our business. Transactions that we may view as important opportunities, such as significant acquisitions, may be subject to the consent of the ABL Lenders, which consent may be withheld or granted subject to conditions specified at the time that may affect the attractiveness or viability of the transaction.
The ABL Facility involves additional risks that may adversely affect our liquidity, results of operations, and financial condition.
Availability under the ABL Credit Agreement is based on the amount of certain eligible receivables, eligible equipment, eligible inventory and eligible surgical instrumentation less specified reserves as described in Note 9 to our consolidated financial statements. As a result, our access to credit under the ABL Facility is potentially subject to fluctuations depending on the value of the eligible assets in the borrowing base as of any valuation date. Our inability to borrow additional amounts under the ABL Facility may adversely affect our liquidity, results of operations, and financial condition. In addition, all payments on our accounts receivable are required under the ABL Credit Agreement to be directed to deposit accounts under the control of the ABL Facility lenders for application to amounts outstanding under the ABL Facility. The lenders may exercise control over such amounts when they are entitled to exercise default remedies, which may adversely affect our ability to fund our operations.
Our outstanding indebtedness under the ABL Facility bears interest at variable rates, which subjects us to interest rate risk and could increase the cost of servicing our indebtedness. The impact of increases in interest rates could be more significant for us than it would be for some other companies because of our indebtedness, thereby affecting our profitability. In the event of a default under any of our debt instruments, the lenders under the ABL Facility may terminate their commitments to lend additional money and declare all amounts outstanding thereunder to be immediately due and payable. Additionally, a default under the ABL Facility could result in a cross-default under the Notes. While an event of default is continuing under the ABL Credit Agreement the lenders thereunder may elect to increase the rates at which interest accrues. Subject to certain exceptions, amounts outstanding under the ABL Facility are secured by a senior first priority security interest in substantially all existing and after-acquired assets of our company and each borrower. Accordingly, under certain circumstances, the lenders under the ABL Facility could seek to enforce security interests in our assets securing our indebtedness under the ABL Facility, including restricting our access to collections on our accounts receivable. Any acceleration of amounts due under our ABL Credit Agreement or the exercise by the lenders thereto of their rights under the security documents, would have a material adverse effect on us. In addition, the ABL Facility is subject to market deterioration or other factors that could jeopardize the counterparty obligations of one or more of the ABL Lenders, which could have an adverse effect on our business if we are not able to replace such ABL Facility or find other sources of liquidity on acceptable terms.
We likely will need additional financing to satisfy our anticipated future liquidity requirements, which may not be available on favorable terms at the time it is needed and which could reduce our operational and strategic flexibility.
Although it is difficult for us to predict our future liquidity requirements, we believe that our cash, cash equivalents and restricted cash balance of approximately $412.3 million, together with $120.0 million in availability under our ABL Facility, as of December 25, 2016 will be sufficient for at least the next 12 months to fund our working capital requirements and operations, permit anticipated capital expenditures in 2017, pay retained liabilities of the OrthoRecon business, including without limitation amounts under the MSA, and meet our anticipated contractual cash obligations in 2017. We may face liquidity challenges during the next few years in light of anticipated significant contingent liabilities and financial obligations and commitments, including among others, acquisition-related contingent consideration payments, payments related to our outstanding indebtedness, and costs and payments related to pending litigation.
In the event that we would require additional working capital to fund future operations, we could seek to acquire that through borrowings under the additional $100.0 million that may be available under the ABL Facility or additional equity or debt financing arrangements which may or may not be available on favorable terms at such time. If we raise additional funds by issuing equity securities, our shareholders may experience dilution. Additional debt financing, if available, may involve additional covenants restricting our operations or our ability to incur additional debt, in addition to those under our existing indentures and the ABL Credit Agreement. Any additional debt financing or additional equity that we raise may contain terms that are not favorable to us or our shareholders. If we do not have, or are not able to obtain, sufficient funds, we may not be able to develop or enhance our products, execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements or we may have to delay development or commercialization of our products or scale back our operations.
Worldwide economic instability could adversely affect our net sales, financial condition, or results of operations.
The health of the global economy, and the credit markets and the financial services industry in particular, affects our business and operating results. While the health of the credit markets and the financial services industry appears to have stabilized, there is no assurance that it will remain stable and there can be no assurance that there will not be deterioration in the global economy. If the credit markets are not favorable, we may be unable to raise additional financing when needed or on favorable terms. Our customers may experience financial difficulties or be unable to borrow money to fund their operations which may adversely impact their ability to purchase our products or to pay for our products on a timely basis, if at all. In addition, any economic crisis could also adversely impact our suppliers’ ability to provide us with materials and components, either of which may negatively impact our business. As with our customers and vendors, these economic conditions make it more difficult for us to accurately forecast and plan our future business activities. Further, there are concerns for the overall stability and suitability of the Euro as a single currency, given the economic and political challenges facing individual Eurozone countries and Brexit. Continuing deterioration in the creditworthiness of the Eurozone countries, the withdrawal of one or more member countries from the European Union, or the failure of the Euro as a common European currency could adversely affect our sales, financial condition, or operating results.
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
If adequate levels of reimbursement from third-party payors outside of the United States are not obtained, international sales of our products may decline. Outside of the United States, reimbursement systems vary significantly by country. Many foreign markets have government-managed healthcare systems that govern reimbursement for medical devices and procedures. Canada, and some European and Asian countries, in particular France, Japan, Taiwan, and South Korea, have tightened reimbursement rates. Additionally, Brazil, China, Russia, and the United Kingdom have recently begun landmark reforms that will significantly alter their healthcare systems. Finally, some foreign reimbursement systems provide for limited payments in a given period and therefore result in extended payment periods.
Our business could be significantly and adversely impacted by healthcare reform legislation.
Comprehensive healthcare reform legislation has significantly and adversely impacted our business. For example, the Affordable Care Act imposed a 2.3% excise tax on U.S. sales of medical devices. Although the medical device excise tax is currently suspended until December 31, 2017, it is possible that the suspension may be lifted or expire. The Affordable Care Act also includes numerous provisions to limit Medicare spending through reductions in various fee schedule payments and by instituting more sweeping payment reforms, such as bundled payments for episodes of care and the establishment of “accountable care organizations” under which hospitals and physicians will be able to share savings that result from cost control efforts. Many of these provisions will be implemented through the regulatory process, and policy details have not yet been finalized. Various healthcare reform proposals have also emerged at the state level. We cannot predict with certainty the impact that these U.S. federal and state health reforms will have on us. However, an expansion in government’s role in the U.S. healthcare industry may lower reimbursements for products, reduce medical procedure volumes, and adversely affect our business and operating results, possibly materially.
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
Our future success depends, in part, upon our ability to retain and motivate key managerial, scientific, sales, and technical personnel, as well as our ability to continue to attract and retain additional highly qualified personnel. We compete for such personnel with other companies, academic institutions, governmental entities, and other organizations. There can be no assurance that we will be successful in retaining our current personnel or in hiring or retaining qualified personnel in the future. Key personnel may depart because of difficulties with change or a desire not to remain with our company, especially in light of the Wright/Tornier merger. Any unanticipated loss or interruption of services of our management team and our key personnel could significantly reduce our ability to meet our strategic objectives because it may not be possible for us to find appropriate replacement personnel should the need arise. Loss of key personnel or the inability to hire or retain qualified personnel in the future could have a material adverse effect on our ability to operate successfully. Further, any inability on our part to enforce non-compete or non-solicitation arrangements related to key personnel who have left the business could have a material adverse effect on our business.
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
To the extent transition activities related to the sale of our Large Joints business divert management attention or manufacturing resources from our ongoing operations, or add additional costs to these operations, this could have an adverse effect on our business.
On October 21, 2016, we sold our Large Joints business to Corin Orthopaedics Holdings Limited (Corin). In connection with the transaction, we entered into a transitional services agreement pursuant to which we agreed to provide Corin certain support services and a supply agreement pursuant to which we agreed to manufacture certain of the large joints products for Corin, in each case for a transitional period of time. Our post-closing obligations under the transitional services agreement and supply agreement require us to dedicate substantial resources, personnel and manufacturing capacity that may add costs to our ongoing business, cause us to incur unanticipated costs and liabilities or result in manufacturing delays with respect to the production and delivery of our own products.
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
Because a majority of our international sales are denominated in local currencies and not in U.S. dollars, our reported net sales and earnings are subject to fluctuations in foreign currency exchange rates. Foreign currency exchange rate fluctuations negatively impacted our net sales by $4.7 million during 2016. Operating costs related to these sales are largely denominated in the same respective currencies, thereby partially limiting our transaction risk exposure. However, cost of sales related to these sales are primarily denominated in U.S. dollars; therefore, as the U.S. dollar strengthens, the gross margin associated with our sales denominated in foreign currencies experience declines.
We have employed a derivative program using foreign currency forward contracts to mitigate the risk of currency fluctuations on our intercompany receivable and payable balances that are denominated in foreign currencies. These forward contracts are expected to offset the transactional gains and losses on the related intercompany balances. These forward contracts are not designated as hedging instruments under Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) Section 815, Derivatives and Hedging Activities. Accordingly, the changes in the fair value and the settlement of the contracts are recognized in the period incurred. Although we address currency risk management through regular operating and financing activities, and more recently through hedging activities, these actions may not prove to be fully effective, and hedging activities involve additional risks.
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
Our quarterly operating results are subject to substantial fluctuations, and you should not rely on them as an indication of our future results.
Our quarterly operating results may vary significantly due to a combination of factors, many of which are beyond our control. These factors include:

•	demand for products, which historically has been lowest in the third quarter;

•	our ability to meet the demand for our products;

•	the level of competition;

•	the number, timing, and significance of new products and product introductions and enhancements by us and our competitors;

•	our ability to develop, introduce, and market new and enhanced versions of our products on a timely basis;

•	the timing of or failure to obtain regulatory clearances or approvals for products;

•	changes in pricing policies by us and our competitors;

•	changes in the treatment practices of orthopaedic surgeons;

•	changes in distributor relationships and sales force size and composition;

•	the timing of material expense- or income-generating events and the related recognition of their associated financial impact;

•	the number and mix of products sold in the quarter and the geographies in which they are sold;

•	the number of selling days;

•	the availability and cost of components and materials;

•	prevailing interest rates on our excess cash investments;

•	fluctuations in foreign currency exchange rates;

•	the timing of significant orders and shipments;

•	ability to obtain reimbursement for our products and the timing of patients’ use of their calendar year medical insurance deductibles;

•	work stoppages or strikes in the healthcare industry;

•	changes in FDA and foreign governmental regulatory policies, requirements, and enforcement practices;

•	changes in accounting policies, estimates, and treatments;

•	restructuring, impairment, and other special charges, costs associated with our pending litigation and U.S. governmental inquiries, and other charges;

•	variations in cost of sales due to the amount and timing of excess and obsolete inventory charges, commodity prices, and manufacturing variances;

•	income tax fluctuations;

•	general economic factors; and

•	increases of interest rates, which can increase the cost of borrowings under our ABL Credit Agreement, and generally affect the level of economic activity.
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
We are subject to additional risks in light of the material weakness that we have recently identified.
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
As further described in Item 9A of this report, in the course of completing our assessment of internal control over financial reporting as of December 25, 2016, management identified a material weakness in our internal control over financial reporting related to information technology general controls. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis. As a result, management has concluded that, because of this material weakness in our internal control over financial reporting, our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 25, 2016. If we fail to complete the remediation of this material weakness in our internal control, or after having remediated such material weakness, thereafter fail to maintain the adequacy of our internal control over financial reporting or our disclosure controls and procedures, we could be subjected to regulatory scrutiny, civil or criminal penalties or shareholder litigation, the defense of any of which could cause the diversion of management’s attention and resources, we could incur significant legal and other expenses, and we could be required to pay damages to settle such actions if any such actions were not resolved in our favor. Continued or future failure to maintain adequate internal control over financial reporting could also result in financial statements that do not accurately reflect our financial condition or results of operations. There can be no assurance that we will not conclude in the future that this material weakness continues to exist or that we will not identify any significant deficiencies or other material weaknesses that will impair our ability to report our financial condition and results of operations accurately or on a timely basis. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our ordinary shares and our access to capital.
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
The trading volume and prices of our ordinary shares have been and may continue to be volatile and could fluctuate widely due to factors beyond our control. During 2016, the sale price of our ordinary shares ranged from $15.02 to $25.50. Such volatility may be the result of broad market and industry factors. In addition to market and industry factors, the price and trading volume for our ordinary shares may be highly volatile for factors specific to our own operations, including the following:

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
Our articles of association prescribe that profits or reserves appearing from our annual accounts adopted by the general meeting shall be at the disposal of the general meeting. We have power to make distributions to shareholders and other persons entitled to distributable profits only to the extent that our equity exceeds the sum of the paid and called-up portion of the ordinary share capital and the reserves that must be maintained in accordance with provisions of Dutch law or our articles of association. The profits must first be used to set up and maintain reserves required by law and must then be set off against certain financial losses. We may not make any distribution of profits on ordinary shares that we hold. The general meeting, whether or not upon the proposal of our board of directors, determines whether and how much of the remaining profit they will reserve and the manner and date of such distribution. All calculations to determine the amounts available for dividends will be based on our Dutch annual accounts, which may be different from our consolidated financial statements prepared in accordance with US GAAP. Beginning with our fiscal year 2015, our statutory accounts have been prepared and we expect will continue to be prepared under International Financial Reporting Standards and are deposited with the Trade Register in Amsterdam, the Netherlands. We have not previously declared or paid cash dividends and we have no plan to declare or pay any dividends in the near future on our ordinary shares. We currently intend to retain most, if not all, of our available funds and any future earnings to operate and expand our business.

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our global corporate headquarters are located in Amsterdam, the Netherlands.
Our U.S. headquarters are located in Memphis, Tennessee, where we conduct our principal executive, research and development, sales and marketing, and administrative activities. We lease 121,000 square feet of office space with research and development facilities under a lease agreement that is renewable through 2034. Our upper extremities sales and marketing, U.S. distribution and customer service operations are located in a 54,000 square foot facility in Bloomington, Minnesota that we lease through 2022. Our U.S. manufacturing operations consist of a 100,000 square foot state of the art manufacturing facility in Arlington, Tennessee. We lease the manufacturing facility from the Industrial Development Board of the Town of Arlington. At this facility, we produce primarily orthopaedic implants and some related surgical instrumentation while utilizing lean manufacturing philosophies. We also lease a 31,000 square foot manufacturing and warehousing facility in Franklin, Tennessee and conduct research and development operations in an 11,000 square foot leased facility in Warsaw, Indiana.
Outside the United States, our primary manufacturing facilities are located in Montbonnot and Grenoble, France; and Macroom, Ireland. In the 92,000 square foot Montbonnot campus, we conduct manufacturing and manufacturing support activities, sales and marketing, research and development, quality and regulatory assurance, distribution and administrative functions. In our 73,000 square foot Macroom facility, we conduct manufacturing operations and manufacturing support, such as purchasing, engineering, and quality assurance functions. Our pyrocarbon manufacturing is performed at our 9,900 square foot facility in Grenoble, France. In addition, we maintain subsidiary sales offices and distribution warehouses in various countries, including France, Germany, Italy, the Netherlands, Denmark, Switzerland, United Kingdom, Belgium, Japan, Canada, and Australia. We have an international research and development facility in Costa Rica.
We believe that our facilities are adequate and suitable for their use.
Below is a summary of our material facilities. All of our reportable segments use the facilities described below except as otherwise indicated:

City	State/Country	Owned or Leased	Occupancy
Memphis	Tennessee, United States	Leased	Offices/R&D
Arlington	Tennessee, United States	Leased	U.S. Lower Extremities & Biologics Manufacturing/Warehouse/Distribution
Bloomington	Minnesota, United States	Leased	U.S. Upper Extremities Offices/Warehouse/Distribution
Warsaw	Indiana, United States	Leased	Offices/R&D
Franklin	Tennessee, United States	Leased	U.S. Lower Extremities & Biologics Offices/Manufacturing/Warehouse
Montbonnot	France	Leased	International Extremities & Biologics; U.S. Upper Extremities Warehouse/Distribution/Offices/R&D
Montbonnot	France	Owned 51%	International Extremities & Biologics; U.S. Upper Extremities Manufacturing/Offices
Grenoble	France	Leased	International Extremities & Biologics Manufacturing/Offices/R&D
Macroom	Ireland	Leased	International Extremities & Biologics Manufacturing/Offices
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
Patent Litigation
On June 11, 2013, Anglefix, LLC filed suit in the United States District Court for the Western District of Tennessee, alleging that our ORTHOLOC® products infringe Anglefix’s asserted patent. The lawsuit seeks monetary damages, costs and attorneys' fees. On April 14, 2014, we filed a request for Inter Partes Review (IPR) with the U.S. Patent and Trademark Office. In October 2014, the Court stayed the case pending outcome of the IPR. On June 30, 2015, the Patent Office Board entered judgment in our favor as to all patent claims at issue in the IPR. Following the conclusion of the IPR, the District Court lifted the stay, and we have been continuing with our defense as to remaining patent claims asserted by Anglefix. On June 27, 2016, the Court granted in part our motion for summary judgment on Anglefix’s lack of standing and gave Anglefix 30 days to join the University of North Carolina (UNC) as a co-plaintiff in the lawsuit. On July 25, 2016, Anglefix filed a motion asking the Court to accept a waiver of claims by UNC as a substitute for joining UNC as a co-plaintiff in the lawsuit. The Court denied Anglefix’s motion, but granted leave for additional time to properly join UNC as co-plaintiff. Anglefix moved to add UNC as co-plaintiff on September 15, 2016. We opposed the motion and, on November 15, 2016, the Court allowed the motion, and subsequently directed Anglefix and UNC to file an amended complaint by January 18, 2017. We have filed motions for summary judgment of non-infringement and invalidity of the remaining patent claims asserted by Anglefix and a motion to exclude testimony by Anglefix’s technical expert. Anglefix has filed a motion for summary judgment of infringement of certain of the remaining asserted patent claims. The Court heard oral argument on those motions on January 31, 2017.
On September 23, 2014, Spineology filed a patent infringement lawsuit, Case No. 0:14-cv-03767, in the United States District Court in Minnesota, alleging that our X-REAM® bone reamer infringes U.S. Patent No. RE42,757 entitled “EXPANDABLE REAMER.”  The lawsuit seeks injunctive relief, monetary damages, costs and attorneys' fees. In January 2015, on the deadline for service of its complaint, Spineology dismissed its complaint without prejudice and filed a new, identical complaint. We filed an answer to the new complaint with the Court on April 27, 2015. The Court conducted a Markman hearing on March 23, 2016. Mediation was held on August 11, 2016, but no agreement could be reached. The Court issued a Markman decision on August 30, 2016, in which it found all asserted product claims invalid as indefinite under applicable patent laws and construed several additional claim terms. The parties have completed fact and expert discovery with respect to the remaining asserted method claims. We have filed a motion for summary judgment of non-infringement of the remaining asserted patent claims and motions to exclude testimony from Spineology’s technical and damages experts. Spineology has filed a motion for summary judgment of infringement. The Court will hear oral argument on those motions on February 28, 2017.
On September 13, 2016, we filed a civil action, Case No. 2:16-cv-02737-JPM, against Spineology in the U.S. District Court for the Western District of Tennessee alleging breach of contract, breach of implied warranty against infringement, and seeking a judicial declaration of indemnification from Spineology for patent infringement claims brought against us stemming from our sale and/or use of certain expandable reamers purchased from Spineology. Spineology filed a motion to dismiss on October 17, 2016, but withdrew the motion on November 28, 2016. On December 7, 2016, Spineology filed an answer to our complaint and counterclaims, including counterclaims relating to a 2004 non-disclosure agreement between Spineology and WMT. On December 28, 2016, we filed a motion to dismiss the counterclaims relating to that 2004 agreement. On January 4, 2017, Spineology filed a motion for summary judgment on certain claims set forth in our complaint. We intend to oppose this motion.
On March 1, 2016, Musculoskeletal Transplant Foundation (MTF) filed suit against Solana and WMT in the United States District Court for the District of New Jersey alleging that the TenFUSE PIP product infringes U.S. Patent No. 6,432,436 entitled “Partially Demineralized Cortical Bone Constructs.” The lawsuit seeks monetary damages, costs and attorneys' fees. On May 25, 2016, we agreed to waive service of MTF’s complaint. Following a series of court-ordered extensions of time, we filed our answer to MTF’s complaint and counterclaims on December 5, 2016. We have reached a settlement in principle with MTF for an immaterial amount, which is in the process of being documented.

Subject to the provisions of the asset purchase agreement with MicroPort for the sale of the OrthoRecon business, we, as between us and MicroPort, would continue to be responsible for defense of pre-existing patent infringement cases relating to the OrthoRecon business, and for resulting liabilities, if any. All such pre-existing cases have been resolved.
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
The first bellwether trial in the MDL commenced on November 9, 2015 in Atlanta, Georgia. On November 24, 2015, the jury returned a verdict in favor of the plaintiff and awarded the plaintiff $1 million in compensatory damages and $10 million in punitive damages. We believe there were significant trial irregularities and vigorously contested the trial result. On December 28, 2015, we filed a post-trial motion for judgment as a matter of law or, in the alternative, for a new trial or a reduction of damages awarded. On April 5, 2016, the trial judge issued an order reducing the punitive damage award from $10 million to $1.1 million, but otherwise denied our motion. On May 4, 2016, we filed a notice of appeal with the United States Court of Appeals for the Eleventh Circuit. The United States Court of Appeals for the Eleventh Circuit heard oral arguments on January 26, 2017 and we are awaiting a decision of the Court.
The first bellwether trial in the JCCP, which was scheduled to commence on October 31, 2016, and subsequently rescheduled to January 9, 2017, was settled for an immaterial amount.
The first state court metal-on-metal hip trial not part of the MDL or JCCP, Donald Deline v. Wright Medical Technology, Inc., et al, commenced on October 24, 2016 in the Circuit Court of St. Louis County, Missouri. On November 3, 2016, the jury returned a verdict in our favor. The plaintiff has appealed.
As of December 25, 2016, there were approximately 1,200 lawsuits pending in the MDL and JCCP, and an additional 30 cases pending in various state courts. As of that date, we have also entered into approximately 950 so called "tolling agreements" with potential claimants who have not yet filed suit. Based on presently available information, we believe at least 350 of these lawsuits allege claims involving bilateral implants. As of December 25, 2016, there were also approximately 50 non-U.S. lawsuits pending. We believe we have data that supports the efficacy and safety of our metal-on-metal hip products. While continuing to dispute liability, we have participated in court supervised non-binding mediation in the MDL and expect to begin similar mediation in the JCCP.
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

We have received claims for personal injury against us associated with fractures of our PROFEMUR® long titanium modular neck product (Titanium Modular Neck Claims). As of December 25, 2016, there were 26 pending U.S. lawsuits and 48 pending non-U.S. lawsuits alleging such claims. These lawsuits generally seek monetary damages.
We are aware that MicroPort has recalled certain sizes of its cobalt chrome modular neck products as a result of alleged fractures. As of December 25, 2016, there were three pending U.S. lawsuits and five pending non-U.S. lawsuits against us alleging personal injury resulting from the fracture of a cobalt chrome modular neck. These lawsuits generally seek monetary damages.
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
Insurance Litigation
On June 10, 2014, St. Paul Surplus Lines Insurance Company (Travelers), which was an excess carrier in our coverage towers across multiple policy years, filed a declaratory judgment action in the Chancery Court of Shelby County, Tennessee naming us and certain of our other insurance carriers as defendants and asking the Court to rule on the rights and responsibilities of the parties with regard to the CONSERVE® Claims. This case is known as St. Paul Surplus Lines Insurance Company v. Wright Medical Group, Inc., et al. Among other things, Travelers appeared to dispute our contention that the CONSERVE® Claims arise out of more than a single occurrence thereby triggering multiple policy periods of coverage.  Travelers further sought a determination as to the applicable policy period triggered by the alleged single occurrence.  On June 17, 2014, we filed a separate lawsuit in the Superior Court of the State of California, County of San Francisco for declaratory judgment against certain carriers and breach of contract against the primary carrier, and moved to dismiss or stay the Tennessee action on a number of grounds, including that California is the most appropriate jurisdiction. This case is known as Wright Medical Group, Inc. et al. v. Federal Insurance Company, et al. On September 9, 2014, the California Court granted Travelers' motion to stay our California action. On April 29, 2016, we filed a dispositive motion seeking partial judgment in our favor in the Tennessee action. That motion is pending, and will be decided after the parties complete discovery regarding certain issues relating to the pending motion. On June 10, 2016, Travelers withdrew its motion for summary judgment in the Tennessee action. One of the other insurance companies in the Tennessee action has stated that it will re-file a similar motion in the future.
On October 28, 2016, WMT and Wright Medical Group, Inc. (WMG) entered into a Settlement Agreement, Indemnity and Hold Harmless Agreement and Policy Buyback Agreement (Insurance Settlement Agreement) with a subgroup of three insurance carriers, namely Columbia Casualty Company (Columbia), Travelers and AXIS Surplus Lines Insurance Company (collectively, the Three Settling Insurers), pursuant to which the Three Settling Insurers agreed to pay WMT an aggregate of $60 million (in addition to $10 million previously paid by Columbia) in a lump sum on or before the 30th business day after execution of the Insurance Settlement Agreement. This amount is in full satisfaction of all potential liability of the Three Settling Insurers relating to metal-on-metal hip and similar metal ion release claims, including but not limited to all claims in the MDL and the JCCP, and all claims asserted by WMT against the Three Settling Insurers in the Tennessee action described above. The amount due under the Insurance Settlement Agreement was paid in the fourth quarter of 2016.
On December 13, 2016, we filed a motion in the Tennessee action described above to include allegations of bad faith against the primary insurance carrier. The motion was subsequently amended on February 8, 2017 to add similar bad faith claims against the remaining excess carriers. That motion is pending.
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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our ordinary shares are traded on the NASDAQ Global Select Market under the symbol "WMGI." Prior to the completion of the Wright/Tornier merger on October 1, 2015, legacy Tornier ordinary shares traded under the symbol "TRNX" while legacy Wright ordinary shares traded under the symbol "WMGI." Due to the "reverse acquisition" nature of the Wright/Tornier merger, historical information below reflects the high and low sales prices of legacy Tornier.
The following table sets forth, for the periods indicated, the high and low per share sales prices for our ordinary shares as reported by the NASDAQ Global Select Market.

	High	Low
Fiscal Year 2016
First Quarter	$24.43	$15.02
Second Quarter	$20.75	$15.52
Third Quarter	$25.50	$15.85
Fourth Quarter	$25.15	$20.50
Fiscal Year 2015
First Quarter	$26.98	$23.32
Second Quarter	$27.06	$24.45
Third Quarter	$26.13	$21.43
Fourth Quarter	$23.86	$18.03
Holders
As of February 17, 2017, there were 357 holders of record of our ordinary shares.
Dividends
We have not previously declared or paid cash dividends on our ordinary shares. We currently intend to retain all future earnings for the operation and expansion of our business. We do not anticipate declaring or paying cash dividends on our ordinary shares in the foreseeable future. Any payment of cash dividends on our ordinary shares will be at the discretion of our board of directors and will depend upon our results of operations, earnings, capital requirements, contractual restrictions, and other factors deemed relevant by our board of directors. Additionally, our ABL Credit Agreement restricts our ability to pay dividends.
Purchases of Equity Securities by the Company
We did not purchase any ordinary shares or other equity securities of our company during the fourth fiscal quarter ended December 25, 2016.
Recent Sales of Unregistered Securities
We did not issue any ordinary shares or other equity securities of our company that were not registered under the Securities Act of 1933, as amended, during the fourth fiscal quarter ended December 25, 2016.
Comparison of Total Shareholder Returns
The graph below compares the cumulative total shareholder returns for legacy Tornier ordinary shares from the period from December 31, 2011 to October 1, 2015, the date of the Wright/Tornier merger, and our combined company ordinary shares from October 1, 2015 to December 25, 2016 (our fiscal year-end). The graph also reflects cumulative total shareholder returns from an index composed of U.S. companies whose stock is listed on the NASDAQ Global Select Market ( NASDAQ U.S. Composite Index) and an index consisting of NASDAQ-listed companies in the surgical, medical and dental instruments and supplies industry (NASDAQ Medical Equipment Subsector), as well as an index of companies with the SIC Code 384 - Surgical, Medical, and Dental Instruments Supplies (Surgical, Medical, and Dental Instruments Index). Total returns for the indices are weighted based on the market capitalization of the companies included therein. In addition, due to the "reverse acquisition" nature of the Wright/Tornier merger and the fact that the historical financial statements of legacy Wright have replaced the historical financial statements of legacy Tornier, the graph below also includes the cumulative total shareholder returns for WMG common stock from December 31, 2011 to October 1, 2015, the date of the Wright/Tornier merger.
The graph assumes that $100.00 was invested on December 31, 2011, in legacy Tornier/Wright Medical Group N.V. ordinary shares, legacy Wright common stock, the NASDAQ U.S. Composite Index, the NASDAQ Medical Equipment Subsector, and the

Surgical, Medical, and Dental Instruments Supplies Index, and that all dividends were reinvested. Total returns for the NASDAQ indices are weighted based on the market capitalization of the companies included therein.
Historical price performance of our ordinary shares is not indicative of future share price performance. We do not make or endorse any prediction as to future share price performance.

	2011	2012	2013	2014	2015	2016
Legacy Tornier / Wright Medical Group N.V.	$100.00	$90.50	$101.61	$141.44	$130.89	$129.50
Legacy Wright	100.00	122.73	182.55	161.03	127.39	—
NASDAQ Stock Market (US Companies)	100.00	116.00	164.10	192.92	206.33	228.06
NASDAQ Medical Equipment Index	100.00	109.20	129.79	152.37	178.84	197.55
SIC Code 384 - Surgical, Medical, and Dental Instruments and Supplies	100.00	85.44	114.04	149.90	128.33	159.24
Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2017

Item 6. Selected Financial Data.
The following tables set forth certain of our selected consolidated financial data as of the dates and for the years indicated. Due to the "reverse acquisition" nature of the Wright/Tornier merger, the historical financial statements of legacy Wright replaced the historical financial statements of legacy Tornier. Historical results are not necessarily indicative of the results to be expected for any future period. These tables are presented in thousands, except per share data.

	Fiscal year ended
	December 25, 2016	December 27, 2015 [8]	December 31, 2014	December 31, 2013	December 31, 2012
Consolidated Statement of Operations:
Net sales	$690,362	$405,326	$298,027	$242,330	$214,105
Cost of sales [1]	192,407	113,622	73,223	59,721	48,239
Gross profit	497,955	291,704	224,804	182,609	165,866
Operating expenses:
Selling, general and administrative [1]	541,558	424,377	289,620	230,785	150,296
Research and development [1]	50,514	39,339	24,963	20,305	13,905
Amortization of intangible assets	28,841	16,754	10,027	7,476	4,417
BioMimetic impairment charges	—	—	—	206,249	—
Gain on sale of intellectual property [2]	—	—	—	—	(15,000)
Restructuring charges [3]	—	—	—	—	431
Total operating expenses	620,913	480,470	324,610	464,815	154,049
Operating (loss) income [4]	(122,958)	(188,766)	(99,806)	(282,206)	11,817
Interest expense, net	58,530	41,358	17,398	16,040	10,113
Other (income) expense, net [5]	(3,148)	10,884	129,626	(67,843)	5,089
Loss before income taxes	(178,340)	(241,008)	(246,830)	(230,403)	(3,385)
(Benefit) provision for income taxes [6]	(13,406)	(3,652)	(6,334)	49,765	2
Net loss from continuing operations	$(164,934)	$(237,356)	$(240,496)	$(280,168)	$(3,387)
(Loss) income from discontinued operations, net of tax [1]	$(267,439)	$(61,345)	$(19,187)	$6,223	$8,671
Net (loss) income	$(432,373)	$(298,701)	$(259,683)	$(273,945)	$5,284
Net loss from continuing operations per share — basic and diluted [7]:	$(1.60)	$(3.66)	$(4.69)	$(5.82)	$(0.08)
Weighted-average number of ordinary shares outstanding — basic and diluted [7]	102,968	64,808	51,293	48,103	39,967

	December 25, 2016	December 27, 2015	December 31, 2014	December 31, 2013	December 31, 2012
Consolidated Balance Sheet Data:
Cash and cash equivalents	$262,265	$139,804	$227,326	$168,534	$320,360
Restricted cash	150,000	—	—	—	—
Marketable securities	—	—	2,575	14,548	12,646
Working capital [9,10]	285,107	352,946	249,958	375,901	545,611
Total assets [9,10,11]	2,290,586	2,073,494	885,068	990,090	937,014
Long-term liabilities [9,11]	1,129,204	811,530	419,204	411,711	337,184
Shareholders’ equity	686,864	1,055,026	278,803	459,714	523,441

	Fiscal year ended
	December 25, 2016	December 27, 2015	December 31, 2014	December 31, 2013	December 31, 2012
Other Data:
Cash flow provided by (used in) operating activities	$37,824	$(195,870)	$(116,002)	$(36,601)	$68,822
Cash flow provided by (used in) investing activities	(34,241)	(15,970)	145,630	(121,317)	(1,048)
Cash flow provided by (used in) financing activities	270,417	126,862	33,051	6,257	98,721
Depreciation[8]	55,830	28,390	18,582	26,296	38,275
Share-based compensation expense	14,416	24,964	11,487	15,368	10,974
Capital expenditures [12]	50,099	43,666	48,603	37,530	19,323
______________________________________

[1]	These line items include the following amounts of non-cash, share-based compensation expense for the periods indicated:

	Fiscal year ended
	December 25, 2016	December 27, 2015	December 31, 2014	December 31, 2013	December 31, 2012
Cost of sales	$414	$287	$254	$503	$704
Selling, general and administrative	13,216	22,777	10,149	10,675	6,767
Research and development	786	1,900	1,084	780	368
Discontinued operations	—	—	—	3,410	3,135

[2]	During the year ended December 31, 2012, we recorded income of $15 million related to a sale and license back transaction for intellectual property.

[3]	During the year ended December 31, 2012, we recorded pre-tax charges associated with the cost improvement restructuring efforts totaling $0.4 million.

[4]
During the year ended December 25, 2016, we recognized: (a) $32.3 million in costs for transaction and transition costs related to the Wright/Tornier merger; (b) $37.7 million of inventory step-up amortization; (c) $4.1 million of non-cash inventory provisions associated with a product rationalization initiative; (d) $1.8 million of costs related to a legal settlement; (e) $1.3 million of costs associated with executive management changes; and (f) $0.2 million costs associated with debt refinancing. During the year ended December 27, 2015, we recognized: (a) $82.2 million in costs for due diligence, transaction, and transition costs related to the Wright/Tornier merger; (b) $14.2 million of share-based compensation acceleration; and (c) $10.3 million of inventory step-up amortization. During the year ended December 31, 2014, we recognized: (a) $2.1 million in costs associated with distributor conversions and non-competes; (b) $14.1 million in costs for due diligence, transaction, and transition costs related to the Biotech, Solana, and OrthoPro acquisitions; (c) $11.9 million in charges related to the Wright/Tornier merger; (d) $5.9 million in transition costs related to the OrthoRecon divestiture; (e) $1.2 million in costs associated with management changes; and (f) $0.9 million in costs associated with a patent dispute settlement. During the year ended December 31, 2013, we recognized: (a) $3.7 million in costs associated with distributor conversions and non-competes; (b) $12.9 million in due diligence and transaction costs related to the BioMimetic and Biotech acquisitions; (c) $21.6 million in transaction costs for the OrthoRecon divestiture; and (d) $206.2 million in BioMimetic impairment charges.

[5]
During the year ended December 25, 2016, we recognized: (a) a $8.7 million loss from mark-to-market adjustments on the Contingent Value Rights (CVRs) issued in connection with the BioMimetic acquisition; (b) $28.3 million gain for the mark-to-market adjustment of our derivative instruments; (c) a $12.3 million non-cash loss on extinguishment of debt to write-off unamortized debt discount and deferred financing fees associated with the partial settlement of 2017 and 2020 convertible notes; (d) $36.6 million of non-cash interest expense related to the amortization of the debt discount on our 2017, 2020 and 2021 convertible notes; and (e) $0.5 million of charges due to the fair value adjustment to contingent consideration. During the year ended December 27, 2015, we recognized: (a) a $7.6 million gain from mark-to-market adjustments on the CVRs issued in connection with the BioMimetic acquisition and (b) $9.8 million gain for the mark-to-market adjustment of our derivative instruments. During the year ended December 31, 2014, we recognized: (a) approximately $125 million from mark-to-market adjustments on the CVRs issued in connection with the BioMimetic acquisition; (b) $2.0 million of charges for the mark-to-market adjustment of our derivative instruments; and (c) $1.8 million of charges due to the fair value adjustment to contingent consideration associated with our acquisition of WG Healthcare. During the year ended December 31, 2013, we recognized a $7.8 million gain related to the previously held investment in BioMimetic. During the year ended December 31, 2012, we recognized: (a) $2.7 million for the write-off of unamortized deferred financing fees associated with the termination of our senior credit facility; (b) the redemption of approximately $25 million of our 2014 convertible notes; and (c) a $1.1 million of charges for the mark-to-market adjustment of our derivative instruments. During the year ended December 31, 2011, we recognized $4.1 million for the write-off of pro-rata unamortized deferred financing fees and transaction costs associated with the tender offer for our convertible notes completed during 2011.

[6]
During the year ended December 25, 2016, we recognized a $3.1 million interest and income tax benefit related to the settlement of an IRS audit. During the year ended December 31, 2013, we recognized a $119.6 million tax valuation allowance recorded against deferred tax assets in our U.S. jurisdiction due to recent operating losses.

[7]
The 2014, 2013, and 2012 weighted-average shares outstanding and net loss per share amounts were converted in 2015 to meet post-merger valuations as described within Note 13. The 2015 weighted-average shares outstanding includes additional shares issued on October 1, 2015 as part of the Wright/Tornier merger as described in Note 13.

[8]	The 2015 results were restated for the divestiture of our Large Joints business. (See Note 4).

[9]	The prior year deferred tax balances were reclassified to account for early adoption of ASU 2015-17.

[10]	The prior period amounts have been adjusted to reflect balances associated with our Large Joints business, as these amounts were classified as held for sale at December 27, 2015 (See Note 4).

[11]	The prior period debt issuance costs were reclassified to account for adoptions of ASU 2015-03 and ASU 2015-15 (See Note 2).

[12]	During the year ended December 31, 2014, our capital expenditures included $9.4 million related to the expansion of our manufacturing facility in Arlington, Tennessee.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following management's discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition, as well as our critical accounting estimates.
On October 1, 2015, we became Wright Medical Group N.V. following the merger of Wright Medical Group, Inc. with Tornier N.V. Because of the structure of the merger and the governance of the combined company immediately post-merger, the merger was accounted for as a "reverse acquisition" under US GAAP, and as such, legacy Wright was considered the acquiring entity for accounting purposes. Therefore, legacy Wright’s historical results of operations replaced legacy Tornier’s historical results of operations for all periods prior to the merger. More specifically, the accompanying consolidated financial statements for periods prior to the merger are those of legacy Wright and its subsidiaries, and for periods subsequent to the merger also include legacy Tornier and its subsidiaries.
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
On October 21, 2016, pursuant to a binding offer letter dated as of July 8, 2016, we, Corin Orthopaedics Holdings Limited (Corin), and certain other entities related to us entered into a business sale agreement and simultaneously completed and closed the sale of our Large Joints business. The financial results of our Large Joints business, including costs associated with corporate employees and infrastructure transferred as a part of the sale, are reflected within discontinued operations for all periods presented, unless otherwise noted. Further, all assets and associated liabilities transferred to Corin were classified as assets and liabilities held for sale in our consolidated balance sheet as of December 27, 2015.
On January 9, 2014, legacy Wright completed the sale of its hip and knee (OrthoRecon) business to MicroPort Scientific Corporation (MicroPort). The financial results of the OrthoRecon business are also reflected within discontinued operations for all periods presented, unless otherwise noted.
References in this section to "we," "our" and "us" refer to Wright Medical Group N.V. and its subsidiaries after the Wright/Tornier merger and Wright Medical Group, Inc. and its subsidiaries before the merger. Beginning in 2015 as a result of the Wright/Tornier merger, our fiscal year-end is generally determined on a 52-week basis and runs from the Monday nearest to the 31st of December of a year, and ends on the Sunday nearest to the 31st of December of the following year. Every few years, it is necessary to add an extra week to the year making it a 53-week period. References in this report to a particular year generally refer to the applicable fiscal year. Accordingly, references to “2016” or “the year ended December 25, 2016” mean the fiscal year ended December 25, 2016.
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
Our global corporate headquarters are located in Amsterdam, the Netherlands. We also have significant operations located in Memphis, Tennessee (U.S. headquarters, research and development, sales and marketing administration, and administrative activities); Bloomington, Minnesota (upper extremities sales and marketing and warehousing operations); Arlington, Tennessee (manufacturing and warehousing operations); Franklin, Tennessee (manufacturing and warehousing operations); Montbonnot, France (manufacturing and warehousing operations); and Macroom, Ireland (manufacturing). In addition, we have local sales and distribution offices in Canada, Australia, Asia, Latin America, and throughout Europe.
We offer a broad product portfolio of approximately 180 extremities products and over 20 biologics products that are designed to provide solutions to our surgeon customers, with the goal of improving clinical outcomes and the “quality of life” for their patients. Our product portfolio consists of the following product categories:

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

Our sales and distribution system in the United States currently consists of 68 geographic sales territories that are staffed by approximately 500 direct sales representatives and 24 independent sales agencies or distributors. These sales representatives and independent sales agencies and distributors are generally aligned to selling either our upper extremities products or lower extremities products, but, in some cases, certain agencies or direct sales representatives sell products from both our upper and lower extremities product portfolios in their territories. Internationally, we utilize several distribution approaches that are tailored to the needs and requirements of each individual market. Our international sales and distribution system currently consists of 15 direct sales offices and approximately 90 distributors that sell our products in over 50 countries, with principal markets outside the United States in Europe, Asia, Canada, Australia, and Latin America. Our U.S. sales accounted for 73.5% of total net sales in 2016.
Principal Products. We have focused our efforts into growing our position in the high-growth extremities and biologics markets. We believe a more active and aging patient population with higher expectations regarding “quality of life,” an increasing global awareness of extremities and biologics solutions, improved clinical outcomes as a result of the use of such products, and technological advances resulting in specific designs for such products that simplify procedures and address unmet needs for early interventions, and the growing need for revisions and revision related solutions will drive the market for extremities and biologics products.
The extremities market is one of the fastest growing market segments within orthopaedics, with annual growth rates of 7-10%. We believe major trends in the extremities market include procedure-specific and anatomy-specific devices, locking plates, and an increase in total ankle replacement or arthroplasty procedures. Upper extremities reconstruction involves implanting devices to replace, reconstruct, or fixate injured or diseased joints and bones in the shoulder, elbow, wrist, and hand. It is estimated that approximately 60% of the upper extremities market is in total shoulder replacement or arthroplasty implants. We believe major trends in the upper extremities market include next-generation joint arthroplasty systems, bone preserving solutions, virtual planning systems, and revision of failed previous shoulder replacements in older patients. Lower extremities reconstruction involves implanting devices to replace, reconstruct, or fixate injured or diseased joints and bones in the foot and ankle. A large segment of the lower extremities market is comprised of plating and screw systems for reconstructing and fusing joints or repairing bones after traumatic injury. We believe major trends in the lower extremities market include the use of external fixation devices in diabetic patients, total ankle arthroplasty, advanced tissue fixation devices, and biologics. New technologies have been introduced into the lower extremities market in recent years, including next-generation total ankle replacement systems. We believe that market adoption of total ankle replacement, which currently represents approximately 8% of the U.S. foot and ankle device market, will result in significant future growth in the lower extremities market.
Our principal lower extremities products include the INBONE® and INFINITY® Total Ankle Replacement Systems, both of which can be used with our PROPHECY® Preoperative Navigation Guides, which combine computer imaging with a patient’s CT scan, and are designed to provide alignment accuracy while reducing surgical steps. Our lower extremities products also include the CLAW® II Polyaxial Compression Plating System, the ORTHOLOC® 3Di Reconstruction Plating System, the PhaLinx® System used for hammertoe indications, PRO-TOE® VO Hammertoe System, the DARCO® family of locked plating systems, the VALOR® ankle fusion nail system, and the Swanson line of toe joint replacement products. We expect to commercially launch our most recent total ankle replacement product, the INVISION™ Total Ankle Revision System, in the third quarter of 2017.
Our principal upper extremities products include the AEQUALIS ASCEND® and SIMPLICITI® total shoulder replacement systems, the AEQUALIS® REVERSED II™ reversed shoulder system, and the AEQUALIS ASCEND® FLEX™ convertible shoulder system. SIMPLICITI® is the first minimally invasive, ultra-short stem total shoulder available in the United States. We believe SIMPLICITI® allows us to expand the market to include younger patients that historically have deferred these procedures.  In December 2016, we received FDA 510(k) clearance of our AEQUALIS® PERFORM™ REVERSED Glenoid System, our first reverse augmented glenoid. Other principal upper extremities products include the EVOLVE® radial head prosthesis for elbow fractures, the EVOLVE® Elbow Plating System, RAYHACK® osteotomy system, and the MICRONAIL® intramedullary wrist fracture repair system.
Our biologic products use both biological tissue-based and synthetic materials to allow the body to regenerate damaged or diseased bone and to repair damaged or diseased soft tissue. The newest addition to our biologics product portfolio is AUGMENT® Bone Graft, which is based on recombinant human platelet-derived growth factor (rhPDGF-BB), a synthetic copy of one of the body’s principal healing agents.  FDA approval of AUGMENT® Bone Graft in the United States for ankle and/or hindfoot fusion indications occurred during the third quarter of 2015.  Prior to FDA approval, this product was available for sale in Canada for foot and ankle fusion indications and in Australia and New Zealand for hindfoot and ankle fusion indications.  The AUGMENT® Bone Graft product line was acquired from BioMimetic Therapeutics, Inc. (BioMimetic) in March 2013. Our other principal biologics products include the GRAFTJACKET® line of soft tissue repair and containment membranes, the ALLOMATRIX® line of injectable tissue-based bone graft substitutes, the PRO-DENSE® Injectable Graft, the OSTEOSET® synthetic bone graft substitute, and the PRO-STIM® Injectable Inductive Graft.
Supplemental Non-GAAP Pro Forma Information. Due to the significance of the legacy Tornier business that is not included in our results of operations for the majority of the year ended December 27, 2015 and to supplement our consolidated financial statements prepared in accordance with US GAAP, we use certain non-GAAP financial measures, including combined pro forma net sales. Our non-GAAP financial measures are not in accordance with, or an alternative for, GAAP measures and may be different from non-GAAP financial measures used by other companies. In addition, our non-GAAP financial measures are not based on any comprehensive or standard set of accounting rules or principles. Accordingly, the calculation of our non-GAAP financial measures may differ from the definitions of other companies using the same or similar names limiting, to some extent, the usefulness of such measures for comparison purposes. We believe that non-GAAP financial measures have limitations in that they do not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP and that these measures should only be used to evaluate our results of operations in conjunction with the corresponding GAAP measures. See table under "Results of Operations" for a reconciliation of our non-GAAP combined pro forma net sales for the year ended December 27, 2015 to our net sales for such period as calculated in accordance with US GAAP.
Significant Business Developments. On December 23, 2016, we, together with WMG and certain of our other wholly-owned U.S. subsidiaries, entered into a Credit, Security and Guaranty Agreement (ABL Agreement) with Midcap Financial Trust, as administrative agent (Agent) and a lender and the additional lenders from time to time party thereto. The ABL Agreement provides for a $150.0 million senior secured asset based line of credit, subject to the satisfaction of a borrowing base requirement (ABL Facility). The ABL Facility may be increased by up to $100.0 million upon our request, subject to the consent of the Agent and each of the other lenders providing such increase and the satisfaction of customary conditions. As of December 25, 2016, we had $30 million in borrowings outstanding under the ABL Facility. See Note 9 to our consolidated financial statements for additional discussion related to the ABL Facility and our other debt.
On November 1, 2016, WMT entered into a Master Settlement Agreement (MSA) with Court-appointed attorneys representing plaintiffs in the metal-on-metal hip replacement product liability litigation pending before the United States District Court for the Northern District of Georgia (the MDL) and the California State Judicial Counsel Coordinated Proceedings (the JCCP). Under the terms of the MSA, the parties agreed to settle 1,292 specifically identified claims associated with CONSERVE®, DYNASTY® and LINEAGE® products that meet the eligibility requirements of the MSA and are either pending in the MDL or JCCP, or subject to court-approved tolling agreements in the MDL or JCCP, for a settlement amount of $240 million.  As of December 25, 2016, our accrual for metal-on-metal claims totaled $256.7 million, of which $242.8 million is included in our consolidated balance sheet within “Accrued expenses and other current liabilities” and $13.9 million is included within “Other liabilities.”  See Note 16 to our consolidated financial statements for additional discussion regarding the MSA and our accrual methodologies for the metal-on-metal hip replacement product liability claims.
During the fourth quarter of 2016, WMT deposited $150.0 million into a restricted escrow account to secure its obligations under the MSA. All individual settlements under the MSA will be funded first from the escrow account and then, if all funds held in the escrow account have been exhausted, directly by WMT. As of December 25, 2016, $150.0 million was in the restricted escrow account, and therefore, considered restricted cash under U.S. GAAP. See Note 16 and Note 17 to the consolidated financial statements for further discussion regarding the MSA, the metal-on-metal hip litigation and the funding for such claims.
On October 28, 2016, WMT and Wright Medical Group, Inc. (Wright Entities) entered into a Settlement Agreement, Indemnity and Hold Harmless Agreement and Policy Buyback Agreement (Insurance Settlement Agreement) with a subgroup of three insurance carriers, namely Columbia Casualty Company (Columbia), Travelers and AXIS Surplus Lines Insurance Company (collectively, the Three Settling Insurers), pursuant to which the Three Settling Insurers agreed to pay WMT an aggregate of $60 million (in addition to $10 million previously paid by Columbia) in a lump sum on or before the 30th business day after execution of the Insurance Settlement Agreement. This amount is in full satisfaction of all potential liability of the Three Settling Insurers relating to metal-on-metal hip and similar metal ion release claims, including but not limited to all claims in the MDL and the JCCP, and all claims asserted by WMT against the Three Settling Insurers in the Tennessee action described in the section entitled “Legal Proceedings.”  The amount due to the Wright Entities under the Insurance Settlement Agreement was paid in the fourth quarter of 2016. During the year ended December 25, 2016 and December 27, 2015, we received insurance proceeds of $65.6 million and $6.1 million, respectively, related to metal-on-metal hip and similar metal ion release claims. Additionally, during the year ended December 25, 2016 and December 27, 2015, our insurance carriers paid $1.3 million and $3.3 million, respectively, directly to claimants in connection with various metal-on-metal settlements.  Management has recorded an insurance receivable of $8.7 million for the probable recovery of spending from the remaining carriers (other than the Three Settling Carriers) in excess of our retention for a single occurrence. See Note 16 to our consolidated financial statements for additional discussion regarding the Insurance Settlement Agreement.
On October 21, 2016, pursuant to a binding offer letter, dated as of July 8, 2016, we completed and closed the sale of our business operations operating under the Large Joints operating segment (the Large Joints business) to Corin for approximately €29.7 million in cash, less approximately €10.7 million for net working capital adjustments. All historical operating results for the Large Joints business, including costs associated with corporate employees and infrastructure transferred as a part of the sale, are reflected within discontinued operations in our consolidated statements of operations. Further, all assets and associated liabilities transferred to Corin were classified as assets and liabilities held for sale in our consolidated balance sheet as of December 27, 2015. See Note 4 to our consolidated financial statements for additional discussion related to our discontinued operations.

In May 2016, we issued new convertible debt, resulting in net cash proceeds of approximately $237.5 million (including the settlement and issuance of associated hedging transactions, and the exchange of certain previously outstanding convertible debt). See Note 6 and Note 9 to our consolidated financial statements for additional information regarding these transactions.
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
On January 9, 2014, legacy Wright completed the sale of its OrthoRecon business to MicroPort. The financial results of the OrthoRecon business have been reflected within discontinued operations for all periods presented, unless otherwise noted.
Financial Highlights. Net sales increased 70.3% totaling $690.4 million in 2016, compared to $405.3 million in 2015, primarily due to the impact of the Wright/Tornier merger. Net sales in 2016 increased 12.2% as compared to 2015 non-GAAP combined pro forma net sales (pro forma net sales), primarily driven by 14.3% growth in our U.S. businesses.
Our U.S. net sales increased by $207.7 million, or 69.3%, in 2016 as compared to 2015, primarily due to the impact of the Wright/Tornier merger. Our U.S. sales in 2016 increased 14.3% as compared to 2015 combined pro forma net sales, driven primarily by the continued success of our INFINITY® total ankle replacement system, and the ongoing rollouts of the SIMPLICITI® shoulder system, AEQUALIS ASCEND® FLEXTM convertible shoulder system and AUGMENT® Bone Graft product.
Our international net sales increased $77.3 million, or 73.3%, in 2016 as compared to 2015, primarily due to the impact of the Wright/Tornier merger. Our international net sales in 2016 increased 6.6% as compared to 2015 combined pro forma net sales, driven primarily by 20.1% combined pro forma net sales growth in Australia and 13.7% combined pro forma net sales growth in Canada, which was partially offset by a $4.7 million unfavorable impact from foreign currency exchange rates.
In 2016, our net loss from continuing operations totaled $164.9 million, compared to a net loss from continuing operations of $237.4 million in 2015. This decrease in net loss from continuing operations was primarily driven by the following:

•	$64.1 million decrease in transaction and transition expenses, including the $14.2 million charge in 2015 for share-based compensation acceleration due to the Wright/Tornier merger;

•	$46.6 million increase in profitability of our U.S. Lower Extremities and Biologics segment driven by leverage on increased sales, as operating expenses grew at a lower rate than net sales;

•	$43.8 million increase in profitability of our U.S. Upper Extremities segment driven almost entirely by the acquired Tornier business;

•	$11.4 million increase in profitability of our International Extremities and Biologics segment driven almost entirely by the acquired Tornier business; and

•
$14.0 million decrease in other (income) expense, net, primarily driven by a $12.3 million charge in 2016 as compared to a $25.1 million charge in 2015 for the write-off of pro-rata unamortized deferred financing fees and debt discount.

The favorable changes in net loss from continuing operations were partially offset by:

•	$65.4 million of incremental corporate expenses, primarily due to expenses from the acquired Tornier business;

•	$27.4 million of incremental cost of sales for the non-cash amortization of the inventory step-up fair value adjustment associated with the Wright/Tornier merger; and

•
$17.2 million of incremental interest expense, primarily due to cash interest and non-cash amortization of debt discount and deferred financing charges associated with the 2021 Notes that were issued in the second quarter of 2016.

Opportunities and Challenges. With the sale of our Large Joints business to Corin, we believe we are now well positioned and completely focused on accelerating growth in our extremities and biologics business. We intend to continue to leverage the global strengths of both our legacy Wright and legacy Tornier product brands as a pure-play extremities and biologics business. We believe our leadership has been and will continue to be further enhanced by the FDA approval of AUGMENT® Bone Graft, a biologic solution that adds additional depth to one of the most comprehensive extremities product portfolios in the industry, as well as provides a platform technology for future new product development. We believe the highly complementary nature of legacy Wright’s and legacy Tornier’s businesses gives significant diversity and scale across a range of geographies and product categories. We believe we are differentiated in the marketplace by our strategic focus on extremities and biologics, our full portfolio of upper and lower extremities and biologics products, and our specialized and focused sales organization.
We are highly focused on ensuring that no business momentum is lost as we continue to integrate legacy Wright and legacy Tornier. Since the merger and through the end of 2016, we have completed the integration of our global sales force, co-located and consolidated into one enterprise resource planning (ERP) system in three of our top five international markets and completed a substantial number of other integration activities, while incurring more cost synergies earlier and less sales dis-synergies than we originally anticipated. Although we recognize that we will continue to have revenue dis-synergies during the remaining integration period, we believe we have an excellent opportunity to improve efficiency and leverage fixed costs in our business going forward. We also believe we have significant opportunity at the same time to advance certain balance sheet initiatives, such as improving our inventory, instrument set utilization and days sales outstanding (DSO).
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
Results of Operations
On October 21, 2016, pursuant to a binding offer letter dated as of July 8, 2016, we closed the sale of our Large Joints business to Corin. The financial results of our Large Joints business are reflected within discontinued operations for all periods presented.
On January 9, 2014, legacy Wright completed the sale of its hip and knee (OrthoRecon) business to MicroPort. The financial results of the OrthoRecon business are also reflected within discontinued operations for all periods presented.
The discussion below is on a continuing operations basis, unless otherwise noted.

Comparison of the year ended December 25, 2016 to the year ended December 27, 2015
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

	Fiscal year ended
	December 25, 2016		December 27, 2015 [3]
	Amount	% of net sales	Amount	% of net sales
Net sales	$690,362	100.0%	$405,326	100.0%
Cost of sales [1,2]	192,407	27.9%	113,622	28.0%
Gross profit	497,955	72.1%	291,704	72.0%
Operating expenses:
Selling, general and administrative [1]	541,558	78.4%	424,377	104.7%
Research and development [1]	50,514	7.3%	39,339	9.7%
Amortization of intangible assets	28,841	4.2%	16,754	4.1%
Total operating expenses	620,913	89.9%	480,470	118.5%
Operating loss	(122,958)	(17.8)%	(188,766)	(46.6)%
Interest expense, net	58,530	8.5%	41,358	10.2%
Other (income) expense, net	(3,148)	(0.5)%	10,884	2.7%
Loss from continuing operations before income taxes	(178,340)	(25.8)%	(241,008)	(59.5)%
Benefit for income taxes	(13,406)	(1.9)%	(3,652)	(0.9)%
Net loss from continuing operations	$(164,934)	(23.9)%	$(237,356)	(58.6)%
Loss from discontinued operations, net of tax	(267,439)		(61,345)
Net loss	$(432,373)		$(298,701)
___________________________

[1]	These line items include the following amounts of non-cash, share-based compensation expense for the periods indicated:

	Fiscal year ended
	December 25, 2016	% of net sales	December 27, 2015	% of net sales
Cost of sales	$414	0.1%	$287	0.1%
Selling, general and administrative	13,216	1.9%	22,777	5.6%
Research and development	786	0.1%	1,900	0.5%

[2]	Cost of sales includes amortization of inventory step-up adjustment of $37.7 million and $10.3 million for the years ended December 25, 2016 and December 27, 2015, respectively.

[3]	The 2015 results were restated for the divestiture of our Large Joints business.

The following table sets forth our net sales by product line for our U.S. and International businesses for the periods indicated (in thousands) and the percentage of year-over-year change:

	Fiscal year ended
U.S.	December 25, 2016	December 27, 2015 [1]	% change
Lower extremities	$222,936	$187,096	19.2%
Upper extremities	201,579	58,756	243.1%
Biologics	74,603	50,583	47.5%
Sports med & other	8,429	3,388	148.8%
Total U.S.	$507,547	$299,823	69.3%

International
Lower extremities	$62,701	$51,200	22.5%
Upper extremities	86,502	24,789	249.0%
Biologics	18,883	19,652	(3.9)%
Sports med & other	14,729	9,862	49.4%
Total International	$182,815	$105,503	73.3%

Total net sales	$690,362	$405,326	70.3%
___________________________

[1]	The 2015 results were restated for the divestiture of our Large Joints business.
The results of operations discussion that appears below has been presented utilizing a combination of historical unaudited and, where relevant, non-GAAP combined pro forma unaudited information to include the effects on our consolidated financial statements of our acquisition of Tornier, as if we had acquired Tornier as of January 1, 2014. The combined pro forma net sales have been adjusted to reflect a combination of the historical results of operations of Tornier, as adjusted to reflect the effect on our combined net sales of incremental revenues that would have been recognized had Tornier been acquired on January 1, 2014. The combined pro forma net sales have been developed based on available information and upon assumptions that our management believes are reasonable in order to reflect, on a pro forma basis, the impact of the Wright/Tornier merger.
The pro forma financial data is not necessarily indicative of results of operations that would have occurred had the Wright/Tornier merger been consummated at the beginning of the period presented or which might be attained in the future.

The following table reconciles our non-GAAP combined pro forma net sales by product line for the year ended December 27, 2015 (in thousands):

	Fiscal year ended December 27, 2015
	Net sales as reported [1]	Legacy Tornier N.V. standalone nine months ended September 27, 2015 [2]	Legacy Tornier Stub Period (September 28, 2015 - September 30, 2015) [3]	Legacy Tornier net sales divested [4]	Non-GAAP combined pro forma net sales
U.S.
Lower extremities	$187,096	$29,637	$279	$(9,733)	$207,279
Upper extremities	58,756	115,846	1,773	—	176,375
Biologics	50,583	1,290	66	—	51,939
Sports med & other	3,388	5,021	4	—	8,413
Total extremities & biologics	299,823	151,794	2,122	(9,733)	444,006
Large joint	—	119	—	(119)	—
Total U.S.	$299,823	$151,913	$2,122	$(9,852)	$444,006

International
Lower extremities	$51,200	$7,402	$152	$—	$58,754
Upper extremities	24,789	51,293	1,260	—	77,342
Biologics	19,652	357	13	—	20,022
Sports med & other	9,862	5,372	132	—	15,366
Total extremities & biologics	105,503	64,424	1,557	—	171,484
Large joint	—	29,921	753	(30,674)	—
Total International	$105,503	$94,345	$2,310	$(30,674)	$171,484

Global
Lower extremities	$238,296	$37,039	$431	$(9,733)	$266,033
Upper extremities	83,545	167,139	3,033	—	253,717
Biologics	70,235	1,647	79	—	71,961
Sports med & other	13,250	10,393	136	—	23,779
Total extremities & biologics	405,326	216,218	3,679	(9,733)	615,490
Large joint	—	30,040	753	(30,793)	—
Total net sales	$405,326	$246,258	$4,432	$(40,526)	$615,490
___________________________

[1]	The 2015 results were restated for the divestiture of our Large Joints business.

[2]
Legacy Tornier product line sales have been recast to reflect the reclassification of cement, instruments and freight from the historical Tornier product line "Large Joints and Other" to the product line associated with those revenues that will be utilized for future revenue reporting.

[3]	To add revenues from Legacy Tornier's fourth quarter for the period prior to the merger closing date when operations became consolidated.

[4]
To reduce from Tornier’s historical sales the U.S. sales associated with Tornier’s Salto Talaris and Salto XT ankle replacement products and silastic toe replacement products that were divested prior to the merger and the global sales associated with Tornier's Large Joints business that have been reflected in discontinued operations.

The following table sets forth our 2016 net sales growth rates by product line as compared to our 2015 non-GAAP combined pro forma net sales for the periods indicated (in thousands) and the percentage of year-over-year change:

	Net sales	Non-GAAP combined pro forma net sales	% change
	Fiscal year ended December 25, 2016	Fiscal year ended December 27, 2015
U.S.
Lower extremities	$222,936	$207,279	7.6%
Upper extremities	201,579	176,375	14.3%
Biologics	74,603	51,939	43.6%
Sports med & other	8,429	8,413	0.2%
Total U.S.	$507,547	$444,006	14.3%

International
Lower extremities	$62,701	$58,754	6.7%
Upper extremities	86,502	77,342	11.8%
Biologics	18,883	20,022	(5.7)%
Sports med & other	14,729	15,366	(4.1)%
Total International	$182,815	$171,484	6.6%

Global
Lower extremities	$285,637	$266,033	7.4%
Upper extremities	288,081	253,717	13.5%
Biologics	93,486	71,961	29.9%
Sports med & other	23,158	23,779	(2.6)%
Total net sales	$690,362	$615,490	12.2%
Net sales
U.S. net sales. U.S. net sales totaled $507.5 million in 2016, a 69.3% increase from $299.8 million in 2015, primarily due to the impact of the Wright/Tornier merger. U.S. net sales in 2016 increased 14.3% as compared to 2015 pro forma net sales. U.S. sales represented approximately 73.5% of total net sales in 2016, compared to 74.0% of total net sales in 2015.
Our U.S. lower extremities net sales increased to $222.9 million in 2016 from $187.1 million, representing growth of 19.2%, driven by continued growth in legacy Wright's lower extremities business, as well as the impact of the Wright/Tornier merger. Our U.S. lower extremities net sales grew 7.6% in 2016 as compared to 2015 pro forma net sales. This pro forma net sales growth was driven by 27.2% net sales growth in our total ankle replacement products, as well as sales from the recent launch of our SALVATION® limb salvage system for treating Charcot foot and limb salvage cases, partially offset by declines in sales of legacy Tornier foot and ankle products due to merger-related sales dis-synergies, which were anticipated and are expected to continue.
Our U.S. upper extremities net sales increased to $201.6 million in 2016 from $58.8 million, representing growth of 243.1%. This growth was driven almost entirely by the impact of the Wright/Tornier merger. Our U.S. upper extremities net sales grew 14.3% in 2016 as compared to 2015 pro forma net sales. This pro forma growth was driven by continued success of our AEQUALIS ASCEND® shoulder products, including the AEQUALIS ASCEND® FLEXTM convertible shoulder system, as well as sales from our SIMPLICITI® shoulder system that was launched late in the third quarter of 2015.
Our U.S. biologics net sales totaled $74.6 million in 2016, representing a 47.5% increase over 2015, driven primarily by sales of AUGMENT® Bone Graft, which was commercially launched in the fourth quarter 2015. Our U.S. biologics net sales grew 43.6% in 2016 as compared to 2015 pro forma net sales, primarily driven by sales of AUGMENT® Bone Graft.
International net sales. Net sales of our extremities products in our international regions totaled $182.8 million in 2016, a 73.3% increase from $105.5 million in 2015, primarily due to the impact of the Wright/Tornier merger. Our international net sales in 2016 increased 6.6% as compared to 2015 pro forma international net sales, and included a $4.7 million unfavorable impact from foreign currency exchange rates (a 3 percentage point unfavorable impact to pro forma international net sales growth rate).

Our international lower extremities net sales increased 22.5% to $62.7 million in 2016 from $51.2 million in 2015. Our international lower extremities sales grew 6.7% in 2016 as compared to 2015 pro forma international lower extremities net sales, primarily driven by a 16.7% increase in sales to stocking distributors and lower than normal sales in Latin America in the prior year period. This increase was partially offset by merger-related sales dis-synergies, which are anticipated to continue, and a $2.1 million unfavorable impact from foreign currency exchange rates (a 4 percentage point unfavorable impact to pro forma international lower extremities sales growth rate).
Our international upper extremities net sales increased 249.0% to $86.5 million in 2016 from $24.8 million in 2015, driven entirely by the impact of the Wright/Tornier merger. Our international upper extremities net sales grew 11.8% in 2016 as compared to 2015 pro forma international upper extremities net sales, driven primarily by a 7.3% increase in sales in our direct markets in Europe and a 37.9% increase in sales in Australia as a result of a stocking sale to a distributor, partially offset by a $1.4 million unfavorable impact from foreign currency exchange rates (a 2 percentage point unfavorable impact to pro forma international upper extremities sales growth rate).
Our international biologics net sales decreased 3.9% to $18.9 million in 2016 from $19.7 million in 2015. On a pro forma basis, our international biologics net sales decreased 5.7% in 2016 as compared to 2015 pro forma international biologics net sales. This decrease was primarily attributable to lower levels of sales to stocking distributors, as well as a $0.6 million unfavorable impact from foreign currency exchange rates (a 3 percentage point unfavorable impact to pro forma international biologics sales growth rate).
Cost of sales
Our cost of sales totaled $192.4 million, or 27.9% of net sales, in 2016, compared to $113.6 million, or 28.0% of net sales, in 2015, representing a decrease of 0.1 percentage points as a percentage of net sales. Cost of sales included $37.7 million (5.5% of net sales) and $10.3 million (2.5% of net sales) of inventory step-up amortization in 2016 and 2015, respectively, associated with inventory acquired from the Wright/Tornier merger. The remaining decrease in cost of sales as a percentage of net sales was primarily driven by favorable geographic and product mix, as increased provisions for excess and obsolete inventory were relatively flat as a percentage of sales due to the additional sales following the Wright/Tornier merger.
Our cost of sales and corresponding gross profit percentages can be expected to fluctuate in future periods depending upon, among other factors, changes in our product sales mix and prices, distribution channels and geographies, manufacturing yields, period expenses, levels of production volume, and currency exchange rates.
Selling, general and administrative
Our selling, general and administrative expenses totaled $541.6 million, or 78.4% of net sales, in 2016, compared to $424.4 million, or 104.7% of net sales, in 2015. Selling, general and administrative expense for 2016 and 2015 included $31.9 million (4.6% of net sales) and $75.9 million (18.7% of net sales), respectively, of transition and transaction costs associated with the Wright/Tornier merger. The remaining decrease in selling, general and administrative expenses as a percentage of net sales was driven primarily by leveraged spending in our U.S. lower extremities and biologics segment as expense grew at a significantly lower rate than net sales, the addition of the legacy Tornier U.S. upper extremities business with a lower percentage of selling, general and administrative expenses as a percentage of net sales than legacy Wright, and lower levels of corporate spending as a percentage of net sales following the Wright/Tornier merger.
Our selling, general and administrative expenses are expected to decrease as a percentage of sales in 2017, through a combination of continued cost synergies and expense leverage as sales continue to increase at a higher rate than expenses. Additionally, we anticipate that transition costs associated with the Wright/Tornier merger will decrease significantly in absolute dollars in 2017.
Research and development
Our investment in research and development expense totaled $50.5 million in 2016 compared to $39.3 million in 2015. This increase was almost entirely due to $15.1 million of additional research and development expenses associated with the acquired Tornier business.
Our research and development expenses are estimated to range from 7% to 8% as a percentage of sales in 2017.
Amortization of intangible assets
Charges associated with amortization of intangible assets totaled $28.8 million in 2016, compared to $16.8 million in 2015. This increase was driven by amortization of intangible assets acquired as part of the Wright/Tornier merger. Based on intangible assets held at December 25, 2016, we expect to amortize approximately $27.2 million in 2017, $22.1 million in 2018, $20.4 million in 2019, $19.8 million in 2020, and $19.6 million in 2021.

Interest expense, net
Interest expense, net, totaled $58.5 million in 2016 and $41.4 million in 2015. Increased interest expense was driven by the increase in debt outstanding following the issuance of the 2021 Notes in the second quarter of 2016 (see Note 9 to our consolidated financial statements for further discussion of changes in our outstanding debt). Our interest expense in 2016 related primarily to non-cash interest expense associated with the amortization of the discount on the 2021 Notes and 2020 Notes of $9.8 million and $25.9 million, respectively; amortization of deferred financing charges on the 2021 Notes, 2020 Notes, and 2017 Notes totaling $3.9 million; and cash interest expense primarily associated with the coupon on the 2021 Notes, 2020 Notes, and 2017 Notes totaling $17.8 million. Our interest expense in 2015 related primarily to non-cash interest expense associated with the amortization of the discount on the 2020 Notes and 2017 Notes of $21.8 million and $2.9 million, respectively, amortization of deferred financing charges on the 2020 Notes and 2017 Notes totaling $2.7 million and $0.5 million, respectively; and cash interest expense on the 2020 Notes and 2017 Notes totaling $12.8 million. An insignificant amount of interest income was recorded during 2016 and 2015. The amount of interest income we expect to realize in 2017 and beyond is subject to variability, dependent upon both the rate of invested returns we realize and the amount of excess cash balances on hand.
Our interest expense, net, is anticipated to increase during 2017, due to the mid-year issuance of the 2021 Notes and the debt outstanding under the ABL Facility entered into in December 2016.
Other (income) expense, net
Other (income) expense, net was $3.1 million of income in 2016, compared to $10.9 million of expense in 2015. In 2016, other income, net included a gain of $28.3 million for the net mark-to-market adjustments on our derivative assets and liabilities. This gain was partially offset by an unrealized loss of $8.7 million for the mark-to-market adjustment on CVRs issued in connection with the BioMimetic acquisition. In 2015, other expense, net included a gain of $7.6 million for the mark-to-market adjustment on the CVRs issued in connection with the BioMimetic acquisition, as well as an unrealized gain of $9.8 million for the mark-to-market adjustment on our derivatives, offset by a $25.1 million charge for write-off of pro-rata unamortized deferred financing fees and debt discount with repayment of $240 million of the 2017 Notes.
Benefit for income taxes
We recorded a tax benefit of $13.4 million in 2016 and $3.7 million in 2015. During 2016, our effective tax rate was approximately 7.5%, as compared to 1.7% in 2015. Our 2016 tax benefit included a $5.6 million benefit representing the deferred tax effects associated with the acquired Tornier operations, as well as a $2.3 million benefit related to the resolution of an IRS tax audit. The remaining tax benefit in 2016 was primarily related to losses, including amortization of inventory fair value step-up and intangible assets, in jurisdictions where we do not have a valuation allowance. Our 2015 tax benefit was primarily attributable to losses benefited in jurisdictions where we did not have a valuation allowance. Our relatively low effective tax rate in both periods was primarily related to the valuation allowance on our U.S. net deferred tax assets, resulting in the inability to recognize a tax benefit for pre-tax losses in the United States except to the extent to which we recognize a gain in discontinued operations.
Loss from discontinued operations, net of tax
Loss from discontinued operations, net of tax, consists of the operations of the Large Joints business that was sold to Corin, as well as the costs associated with legal defense, income/loss associated with product liability insurance recoveries/denials, and changes to any contingent liabilities associated with the OrthoRecon business that was sold to MicroPort. During 2016, we recognized a $196.6 million charge, net of insurance proceeds, for certain retained metal-on-metal product liability claims associated with the OrthoRecon business primarily as a result of the Master Settlement Agreement we entered into in November 2016 (see Note 16 to our consolidated financial statements for further discussion). See Note 4 to our consolidated financial statements for further discussion of our discontinued operations.
Reportable segments
The following tables set forth, for the periods indicated, net sales and operating income (loss) of our reportable segments expressed as dollar amounts (in thousands) and as a percentage of net sales:

	Fiscal year ended December 25, 2016
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics
Net sales	$300,847	$206,700	$182,815
Operating income	$85,645	$65,231	$5,872
Operating income as a percent of net sales	28.5%	31.6%	3.2%

	Fiscal year ended December 27, 2015
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics
Net sales	$239,748	$60,075	$105,503
Operating income (loss)	$39,008	$21,394	$(5,567)
Operating income (loss) as a percent of net sales	16.3%	35.6%	(5.3)%
Net sales of our U.S. lower extremities and biologics segment increased $61.1 million in 2016 over the prior year. This increase was driven by continued growth in legacy Wright's lower extremities business, sales of AUGMENT® Bone Graft, which was commercially launched in the fourth quarter 2015, as well as the impact of the Wright/Tornier merger. Operating income of our U.S. lower extremities and biologics segment increased $46.6 million in 2016 over the prior year. This increase was driven by leveraging expenses, as net sales increased at a higher rate than operating expenses.
Net sales of our U.S. upper extremities segment increased $146.6 million in 2016 over the prior year. This increase was driven almost entirely by the impact of the Wright/Tornier merger. Operating income of our U.S. upper extremities segment increased $43.8 million in 2016 over the prior year. This increase was driven almost entirely by the acquired Tornier business.
Net sales of our International extremities and biologics segment increased $77.3 million in 2016 over the prior year. This increase was primarily due to the impact of the Wright/Tornier merger. Operating income of our International extremities and biologics segment increased $11.4 million in 2016 over the prior year. This increase was primarily driven by the acquired Tornier business.
Comparison of the year ended December 27, 2015 to the year ended December 31, 2014
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

	Fiscal year ended
	December 27, 2015		December 31, 2014
	Amount	% of net sales	Amount	% of net sales
Net sales	$405,326	100.0%	$298,027	100.0%
Cost of sales[1]	113,622	28.0%	73,223	24.6%
Gross profit	291,704	72.0%	224,804	75.4%
Operating expenses:
Selling, general and administrative[1]	424,377	104.7%	289,620	97.2%
Research and development[1]	39,339	9.7%	24,963	8.4%
Amortization of intangible assets	16,754	4.1%	10,027	3.4%
Total operating expenses	480,470	118.5%	324,610	108.9%
Operating loss	(188,766)	(46.6)%	(99,806)	(33.5)%
Interest expense, net	41,358	10.2%	17,398	5.8%
Other expense, net	10,884	2.7%	129,626	43.5%
Loss from continuing operations before income taxes	(241,008)	(59.5)%	(246,830)	(82.8)%
Benefit for income taxes	(3,652)	(0.9)%	(6,334)	(2.1)%
Net loss from continuing operations	$(237,356)	(58.6)%	$(240,496)	(80.7)%
(Loss) income from discontinued operations, net of tax[1]	(61,345)		(19,187)
Net loss	$(298,701)		$(259,683)
___________________________

[1]	These line items include the following amounts of non-cash, share-based compensation expense for the periods indicated:

	Fiscal year ended
	December 27, 2015	% of net sales	December 31, 2014	% of net sales
Cost of sales	$287	0.1%	$254	0.1%
Selling, general and administrative	22,777	5.6%	10,149	3.4%
Research and development	1,900	0.5%	1,084	0.4%

[2]	Cost of sales includes amortization of inventory step-up adjustment $10.3 million for the year ended December 27, 2015.

[3]	The 2015 results were restated for the divestiture of our Large Joints business.

The following table sets forth our net sales by product line for the periods indicated (in thousands) and the percentage of year-over-year change:

	Fiscal year ended
U.S.	December 27, 2015 [1]	December 31, 2014	% change
Lower extremities	$187,096	$148,631	25.9%
Upper extremities	58,756	15,311	283.8%
Biologics	50,583	45,494	11.2%
Sports med & other	3,388	2,641	28.3%
Total U.S.	$299,823	$212,077	41.4%

International
Lower extremities	$51,200	$47,001	8.9%
Upper extremities	24,789	11,312	119.1%
Biologics	19,652	20,590	(4.6)%
Sports med & other	9,862	7,047	39.9%
Total International	$105,503	$85,950	22.7%

Total net sales	$405,326	$298,027	36.0%
___________________________

[1]	The 2015 results were restated for the divestiture of our Large Joints business.
Net sales
U.S. net sales. U.S. net sales totaled $299.8 million in 2015, a 41.4% increase from $212.1 million in 2014, representing approximately 74.0% of total net sales in 2015, compared to 71.2% of total net sales in 2014. Products acquired as part of the Wright/Tornier merger contributed sales of $51.6 million, which accounted for 24 percentage points of the increase from 2014.
Our U.S. lower extremities net sales increased to $187.1 million in 2015 from $148.6 million, representing growth of 25.9% over 2014. Sales in 2015 included $6.7 million from products acquired from the Wright/Tornier merger, which accounted for 4 percentage points of the increase. The remaining $31.8 million increase was driven by continued success of our Total Ankle Replacement products, as well as growth in our core foot and ankle plating systems.
Our U.S. upper extremities net sales increased to $58.8 million in 2015 from $15.3 million, representing growth of 283.8%, driven entirely by $43.3 million of acquired product sales from the Wright/Tornier merger.
Our U.S. biologics net sales totaled $50.6 million in 2015, representing an 11.2% increase over 2014, primarily driven by sales of recently launched biologic products, including AUGMENT® Bone Graft, which was commercially launched in the fourth quarter of 2015.
International extremities net sales. Net sales of our extremities products in our international regions totaled $105.5 million in 2015, a 22.7% increase from $86.0 million in 2014. Products acquired as part of the Wright/Tornier merger contributed sales of $21.7 million in 2015, which accounted for 25 percentage points of the increase from 2014. Our 2015 international extremities sales included an unfavorable foreign currency impact of approximately $10.5 million when compared to 2014 net sales, which had a 12 percentage point unfavorable impact on the growth rate.
Our international lower extremities net sales increased 8.9% to $51.2 million in 2015, including a $6.2 million unfavorable foreign currency impact which had a 13 percentage point unfavorable impact on the growth rate. Sales in 2015 included $2.5 million from products acquired from the Wright/Tornier merger, which accounted for 5 percentage points of the increase in 2015. The remaining increase was driven by an 8% increase in sales in our direct markets in Europe, a 50% increase in sales in Australia and a 30% increase in sales in Canada.
Our international upper extremities net sales increased 119.1% to $24.8 million in 2015 from $11.3 million, driven entirely by $17.3 million of acquired product sales from the Wright/Tornier merger. Additionally, 2015 sales included a $1.1 million unfavorable foreign currency impact which had a 9 percentage point unfavorable impact on the growth rate.

Our international biologics net sales decreased 4.6% to $19.7 million, wholly attributable to a $2.0 million unfavorable foreign currency impact, which had a 10 percentage point unfavorable impact on the growth rate.
Cost of sales
Our cost of sales totaled $113.6 million, or 28.0% of net sales, in 2015, compared to $73.2 million, or 24.6% of net sales, in 2014, representing an increase of 3.4 percentage points as a percentage of net sales. This increase was primarily driven by $10.3 million (2.5% of net sales) of inventory step-up amortization in 2015 associated with inventory acquired from the Wright/Tornier merger, as well as increased provisions for excess and obsolete inventory and inventory losses.
Selling, general and administrative
As a percentage of net sales, selling, general and administrative expenses increased to 104.7% in 2015, compared to 97.2% in 2014. Selling, general and administrative expense included $75.9 million (18.7% of net sales) and $31.9 million (10.7% of net sales) of due diligence, transition, and transaction costs associated with the Wright/Tornier merger and other recent acquisitions in 2015 and 2014, respectively. For 2015, selling, general and administrative expense also included a $13.1 million (3.2% of net sales) share-based compensation charge for accelerated vesting of outstanding unvested awards upon closing of the Wright/Tornier merger. For 2014, selling, general and administrative expense also included $1.2 million of costs related to management changes (0.4% of net sales) and $0.9 million of costs related to a patent dispute settlement (0.3% of net sales). The remaining selling, general and administrative expenses decrease as a percentage of sales was driven primarily by leveraging general and administrative expenses over increased net sales.
Research and development
Our investment in research and development activities represented 9.7% and 8.4% of net sales in 2015 and 2014, respectively. Research and development costs increased as a percentage of net sales in 2015 compared to 2014 primarily attributable to spending to support our product portfolio.
Amortization of intangible assets
Charges associated with amortization of intangible assets totaled $16.8 million in 2015, compared to $10.0 million in 2014. This increase was driven by amortization of intangible assets acquired as part of the Wright/Tornier merger, as well as a $1.8 million write-off of a legacy Wright intangible asset.
Interest expense, net
Interest expense, net totaled $41.4 million in 2015 and $17.4 million in 2014. Increased interest expense was driven by the increase in debt outstanding following the issuance of the 2020 Notes in the first quarter of 2015. Our 2015 interest expense related primarily to non-cash interest expense associated with the amortization of the discount on the 2020 Notes and 2017 Notes of $21.8 million and $2.9 million, respectively; amortization of deferred financing charges on the 2020 Notes and 2017 Notes of $2.7 million and $0.5 million, respectively; and cash interest expense on the 2020 Notes and 2017 Notes totaling $12.8 million. Our 2014 interest expense related primarily to non-cash interest expense associated with the amortization of the discount on the 2017 Notes of $9.3 million, as well as cash interest expense on the 2017 Notes totaling $6.0 million.
Our interest income generated in 2015 and 2014 was approximately $0.3 million in both years, and was generated by our invested cash balances and investments in marketable securities.
Other expense, net
Other expense, net was $10.9 million of expense in 2015, compared to $129.6 million of income in 2014. For 2015, other expense, net includes a gain of $7.6 million for the mark-to-market adjustment on the CVRs issued in connection with the BioMimetic acquisition, as well as an unrealized gain of $9.8 million for the mark-to-market adjustment on our derivatives, offset by a $25.1 million charge for write-off of pro-rata unamortized deferred financing fees and debt discount with repayment of $240 million of the 2017 Notes. For 2014, other expense, net includes an unrealized loss of $125.0 million for the mark-to-market adjustment on the CVRs issued in connection with the BioMimetic acquisition, $1.8 million for the fair value adjustment for contingent consideration associated with the WG Healthcare acquisition, and an unrealized loss of $2.0 million for net mark-to-market adjustments on our derivative asset and liability.
Benefit for income taxes
We recorded a tax benefit of $3.7 million in 2015 and $6.3 million in 2014. During 2015, our effective tax rate was approximately 1.7%, as compared to 2.6% in 2014. Our 2015 tax benefit was primarily attributable to losses benefited in jurisdictions where we did not have a valuation allowance. Our 2014 tax benefit included $5.5 million of benefit recorded in continuing operations as a result of the gain realized in discontinued operations. Our relatively low effective tax rate in both periods was primarily related to the valuation allowance on our U.S. net deferred tax assets, resulting in the inability to recognize a tax benefit for pre-tax losses in the United States except to the extent to which we recognize a gain in discontinued operations.

Loss from discontinued operations, net of tax
Loss from discontinued operations, net of tax consists of the operations of the OrthoRecon business that was sold to MicroPort and, for 2015, the Large Joints business that was sold to Corin.
For 2014, net loss from discontinued operations included operations from January 1 through January 9, 2014, which was the closing date of the MicroPort transaction, costs associated with external legal defense fees, and changes to any contingent liabilities associated with the OrthoRecon business, as well as the $24.3 million gain on the sale of the OrthoRecon business. Subsequent to the closing date, costs associated with legal defense, income/loss associated with product liability insurance recoveries/denials, and changes to any contingent liabilities associated with the OrthoRecon business have been reflected within results of discontinued operations. For 2015, net loss from discontinued operations included legal defense and product liability associated with the OrthoRecon business and the operations of the Large Joints business from October 1, 2015, the date of the Wright/Tornier merger, through December 27, 2015.
Reportable segments
The following tables set forth, for the periods indicated, net sales and operating income (loss) of our reportable segments expressed as dollar amounts (in thousands) and as a percentage of net sales:

	Fiscal year ended December 27, 2015
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics
Net sales	$239,748	$60,075	$105,503
Operating income (loss)	$39,008	$21,394	$(5,567)
Operating income (loss) as a percent of net sales	16.3%	35.6%	(5.3)%

	Fiscal year ended December 31, 2014
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics
Net sales	$196,766	$15,311	$85,950
Operating income (loss)	$29,200	$6,582	$(3,187)
Operating income (loss) as a percent of net sales	14.8%	43.0%	(3.7)%
Net sales of our U.S. lower extremities and biologics segment increased $43.0 million in 2015 over the prior year. This increase was driven by continued success of our Total Ankle Replacement products, growth in our core foot and ankle plating systems, as well as the impact of the Wright/Tornier merger. Operating income of our U.S. lower extremities and biologics segment increased $9.8 million in 2015 as compared to 2014. This increase was driven by leveraging expenses, as net sales increased at a higher rate than operating expenses.
Net sales of our U.S. upper extremities segment increased $44.8 million in 2015 over the prior year. This increase was driven almost entirely by the impact of the Wright/Tornier merger. Operating income of our U.S. upper extremities segment increased $14.8 million in 2015 as compared to 2014. This increase was driven almost entirely by the acquired Tornier business.
Net sales of our International extremities and biologics segment increased $19.6 million in 2015 over the prior year. This increase was primarily due to the impact of the Wright/Tornier merger. Operating loss of our International extremities and biologics segment increased $2.4 in 2015 as compared to 2014. This increase was primarily driven by the acquired Tornier business.
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
Liquidity and Capital Resources
The following table sets forth, for the periods indicated, certain liquidity measures (in thousands):

	December 25, 2016	December 27, 2015
Cash and cash equivalents	$262,265	$139,804
Restricted cash	150,000	—
Working capital	285,107	352,946
Operating activities. Cash provided by (used in) operating activities totaled $37.8 million, ($195.9 million), and ($116.0 million) in 2016, 2015, and 2014, respectively. The increase in cash provided by operating activities in 2016 as compared to the cash used in operating activities in 2015 was driven by higher cash profitability due to decreased spending on transition and transaction expenses and leveraged expenses following the Wright/Tornier merger, the receipt of $60 million insurance proceeds associated with metal-on-metal product liabilities (see Note 16 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data” for further discussion), and a 2015 milestone payment associated with the BioMimetic acquisition upon the FDA approval of AUGMENT® Bone Graft totaling $98 million, of which $28 million represented the excess over the value originally assigned as part of the purchase price allocation and was included as a cash outflow within operating activities.
The increase in cash used in operating activities in 2015 compared to 2014 was due to lower cash profitability, primarily due to costs associated with the Wright/Tornier merger and the BioMimetic milestone payment.
Investing activities. Our capital expenditures totaled $50.1 million in 2016, $43.7 million in 2015, and $48.6 million in 2014. Of the $50.1 million in capital expenditures in 2016, $35.1 million was for routine capital expenditures, primarily purchased surgical instrumentation, and $15.0 million was for capital expenditures associated with integration activities of the Wright/Tornier merger, including spending on computer systems and facilities as we integrated operations in certain international markets. Historically, our capital expenditures have consisted principally of purchased instruments, manufacturing equipment, research and testing equipment, and computer systems. However, capital expenditures in 2014 also included expansion of our manufacturing facility in Arlington, Tennessee and our U.S. corporate headquarters and capital expenditures in 2015 included capital spending on system integrations resulting from the Wright/Tornier merger and completion of the expansion of our U.S. corporate headquarters.
During 2016, we received proceeds of $20.7 million related to the sale of the Large Joints business. See Note 4 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data” for additional information regarding this sale.
During 2015, we acquired $30 million of cash, primarily as a result of the Wright/Tornier merger since the merger was an all-stock transaction and we paid for the acquisition of the Surgical Specialties sales and distribution business. In 2014, we paid an aggregate of $81 million in cash, net of cash acquired, for the Solana and OrthoPro acquisitions.
Financing activities. During 2016, cash provided by financing activities totaled $270.4 million, compared to $126.9 million in 2015 and $33.1 million in 2014. The cash provided by financing activities in both periods was primarily attributable to the net proceeds received from the issuance of convertible notes, partially offset by the partial settlement of previously outstanding convertible notes. During 2016, we also received $30 million from the ABL Facility. See Note 6 and Note 9 of our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data” for additional information regarding our derivative and debt activity, respectively.
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
During 2015, we paid a milestone payment associated with the BioMimetic acquisition upon FDA approval of AUGMENT® Bone Graft totaling $98 million, of which $70 million represented the value originally assigned as part of the purchase price allocation and was included as a cash outflow from financing activities.

During 2016 and 2015, we received $8.5 million and $3.5 million, respectively, of cash in connection with the issuance of shares under our share-based compensation plan, as compared to $37.2 million in 2014. The amount received in 2014 was driven primarily by stock option exercises of former employees transferred to MicroPort following the sale of the OrthoRecon business.
Repatriation. As of December 25, 2016, approximately $13.4 million of our cash, cash equivalents, and restricted cash was held by certain U.S.-controlled non-U.S. subsidiaries which may not represent available liquidity for general corporate purposes. We provide for tax liabilities in our consolidated financial statements with respect to amounts that we expect to repatriate from subsidiaries (to the extent the repatriation would be subject to tax); however, no tax liabilities are recorded for amounts that we consider to be permanently reinvested. Our current plans do not foresee a need to repatriate funds that are designated as permanently reinvested in order to fund our operations or meet currently anticipated liquidity and capital investment needs.
Discontinued operations. Cash flows from discontinued operations are combined with cash flows from continuing operations in the consolidated statements of cash flows. Cash flows from discontinued operations include those related to both the Large Joints and OrthoRecon businesses.
During the fiscal year ended December 25, 2016, cash provided by operating and investing activities from the Large Joints business totaled $5.2 million and $20.7 million, respectively. Cash provided by operating activities from the OrthoRecon business totaled $16.7 million, primarily due to the receipt of the $60 million insurance settlement offset by legal defense costs and settlement of product liabilities.
During the fiscal year ended December 27, 2015, cash provided by operating activities from the Large Joints business totaled $2.9 million. Cash used by operating activities from the OrthoRecon business was approximately $28 million associated with legal defense costs and settlement of product liabilities, net of insurance proceeds received.
During the fiscal year ended December 31, 2014, cash provided by the OrthoRecon business was approximately $250.5 million driven by the cash received from the sale of the OrthoRecon business.
During 2017 we expect significant cash outflows resulting from product liabilities, including the $240 million MSA settlement described in Note 16. We do not expect that the future cash outflows from discontinued operations will have an impact on our ability to meet contractual cash obligations and fund our working capital requirements, operations, and anticipated capital expenditures.
Contractual cash obligations. At December 25, 2016, we had contractual cash obligations and commercial commitments as follows (in thousands):

	Payments due by periods
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Amounts reflected in consolidated balance sheet:
Capital lease obligations(1)	$18,258	$2,294	$4,408	$3,733	$7,823
Notes Payable(2)	988,842	2,587	694	982,650	2,911

Amounts not reflected in consolidated balance sheet:
Operating leases	39,088	9,740	13,419	7,634	8,295
Interest on notes payable(3)	80,294	20,776	41,357	18,161	—

Total contractual cash obligations	$1,126,482	$35,397	$59,878	$1,012,178	$19,029
_______________________________

(1)	Payments include amounts representing interest.

(2)
Our notes payable include 2017 Notes, 2020 Notes, 2021 Notes, shareholder debt, and mortgages. See further discussion in Note 9 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

(3)
Represents interest on 2017 Notes, 2020 Notes, 2021 Notes, shareholder debt, and mortgages. See further discussion in Note 9 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

The amounts reflected in the table above exclude product liabilities, including the $240 million settlement of certain metal-on-metal hip replacement product liability litigation, described in Note 16.
Portions of these payments are denominated in foreign currencies and were translated in the table above based on their respective U.S. dollar exchange rates at December 25, 2016. These future payments are subject to foreign currency exchange rate risk.

The amounts reflected in the table above for capital lease obligations represent future minimum lease payments under our capital lease agreements, which are primarily for certain property and equipment. The present value of the minimum lease payments are recorded in our consolidated balance sheet at December 25, 2016. The minimum lease payments related to these leases are discussed further in Note 9 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”
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
The table above also does not include certain contingent consideration. Contingent consideration of up to $84 million may be paid upon reaching certain revenue milestones related to the BioMimetic acquisition. If, prior to March 1, 2019, sales of AUGMENT® Bone Graft reach $40 million over 12 consecutive months, a cash payment would be required at $1.50 per share, or $42 million. Further, if, prior to March 1, 2019, sales of AUGMENT® Bone Graft reach $70 million over 12 consecutive months, an additional cash payment would be required at $1.50 per share, or $42 million. In addition, contingent consideration of up to $1.7 million and $0.4 million may be paid upon achieving revenue milestones related to the acquisitions of Surgical Specialties Australia Pty and WG Healthcare, respectively. These potential additional cash payments are based on the future financial performance of the acquired assets. The estimated fair value of these liabilities has been recorded on our consolidated balance sheets within "Accrued expenses and other current liabilities" and "Other long-term liabilities" as described in Note 6.
In addition to the contractual cash obligations discussed above, all of our U.S. net sales and a portion of our international net sales are subject to commissions based on net sales. A substantial portion of our global net sales are subject to royalties earned based on product sales.
Additionally, as of December 25, 2016, we had approximately $8 million of unrecognized tax benefits recorded on our consolidated balance sheet. This represents the tax benefits associated with various tax positions taken, or expected to be taken, on U.S. and international tax returns that have not been recognized in our financial statements due to uncertainty regarding their resolution. We are unable to make a reliable estimate of the eventual cash flows by period that may be required to settle these matters. Certain of these matters may not require cash settlement due to the existence of net operating loss carryforwards. Therefore, our unrecognized tax benefits are not included in the table above. See Note 11 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”
Other liquidity information. We have funded our cash needs since 2000 through various equity and debt issuances and through cash flow from operations.
On December 23, 2016, we, together with WMG and certain of our other wholly-owned U.S. subsidiaries, entered into a Credit, Security and Guaranty Agreement (ABL Credit Agreement) with Midcap Financial Trust, as administrative agent (Agent) and a lender and the additional lenders from time to time party thereto. The ABL Credit Agreement provides for a $150 million senior secured asset based line of credit, subject to the satisfaction of a borrowing base requirement (ABL Facility). The ABL Facility may be increased by up to $100 million upon our request, subject to the consent of the Agent and each of the other lenders providing such increase and the satisfaction of customary conditions. As of December 25, 2016, we had $30 million in borrowings outstanding under the ABL Facility.
On November 1, 2016, WMT entered into a Master Settlement Agreement (MSA) with Court-appointed attorneys representing plaintiffs in the metal-on-metal hip replacement product liability litigation pending before the United States District Court for the Northern District of Georgia (the MDL) and the California State Judicial Counsel Coordinated Proceedings (the JCCP). Under the terms of the MSA, the parties agreed to settle 1,292 specifically identified claims associated with CONSERVE®, DYNASTY® and LINEAGE® products that meet the eligibility requirements of the MSA and are either pending in the MDL or JCCP, or subject to court-approved tolling agreements in the MDL or JCCP, for a settlement amount of $240 million.  As of December 25, 2016, our accrual for metal-on-metal claims totaled $256.7 million, of which $242.8 million is included in our consolidated balance sheet within “Accrued expenses and other current liabilities” and $13.9 million is included within “Other liabilities.”  See Note 16 to our consolidated financial statements for additional discussion regarding the MSA and our accrual methodologies for the metal-on-metal hip replacement product liability claims.
During the fourth quarter of 2016, WMT deposited $150 million into a restricted escrow account to secure its obligations under the MSA. All individual settlements under the MSA will be funded first from the escrow account and then, if all funds held in the escrow account have been exhausted, directly by WMT. As of December 25, 2016, $150 million was in the restricted escrow account, and therefore, considered restricted cash under U.S. GAAP. See Note 16 and Note 17 to the consolidated financial statements for further discussion regarding the MSA, the metal-on-metal hip litigation and the funding for such claims.

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
In February 2015, WMG issued $632.5 million of the 2020 Notes, which generated net proceeds of approximately $613 million. In connection with the offering of the 2020 Notes, WMG entered into convertible note hedging transactions with three counterparties. WMG also entered into warrant transactions in which WMG sold warrants for an aggregate of 20,489,142 shares of WMG common stock to these three counterparties. WMG used approximately $58 million of the net proceeds from the offering to pay the cost of the convertible note hedging transactions (after such cost was partially offset by the proceeds we received from the sale of the warrants). WMG also used approximately $292 million of the net proceeds from the offering to repurchase approximately $240 million aggregate principal amount of outstanding 2017 Notes in privately negotiated transactions. On November 24, 2015, we entered into a supplemental indenture to the indenture governing the 2020 Notes which provided for, among other things, our full and unconditional guarantee, on a senior unsecured basis, of all of WMG's obligations relating to the 2010 Notes and to make certain other adjustments to the terms of the indenture to give effect to the Wright/Tornier merger. Also on November 24, 2015, we assumed the warrants initially issued by WMG in connection with the 2020 Notes offering.
Although it is difficult for us to predict our future liquidity requirements, we believe that our cash, cash equivalents and restricted cash balance of approximately $412.3 million, together with $120 million in availability under our ABL Credit Agreement as of December 25, 2016, will be sufficient for the next 12 months to fund our working capital requirements and operations, permit anticipated capital expenditures in 2017 of approximately $50 million, pay retained liabilities of the OrthoRecon business, including without limitation amounts under the MSA, and meet our anticipated contractual cash obligations in 2017. However, our future funding requirements will depend on many factors, including our future net sales and expenses.
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
In-process research and development. In connection with the BioMimetic acquisition, we acquired in-process research and development (IPRD) technology related to projects that had not yet reached technological feasibility as of the acquisition date, which included AUGMENT® Injectable Bone Graft. The acquisition date fair value of the IPRD technology was $27.1 million for AUGMENT® Injectable Bone Graft. The fair value of the IPRD technology was reduced to $0 as of December 31, 2014, which reflects the impairment charges recognized in 2013 after receipt of the not approvable letter from the FDA in response to a pre-market approval (PMA) application for AUGMENT® Bone Graft for use as an alternative to autograft in hindfoot and ankle fusion procedures.
In connection with the Wright/Tornier merger, we acquired IPRD technology related to three projects that had not yet reached technological feasibility as of the merger date. These projects included PerFORM Rev/Rev+, AEQUALIS® Adjustable Reversed Ext (AARE) (re-branded in 2016 to AEQUALIS® Flex Revive), and PerFORM+ that were assigned fair values of $14.5 million, $2.1 million, and $0.4 million, respectively, on the acquisition date. During 2016, we received FDA clearance of PerFORM Rev/Rev+ and PerFORM+.
The current IPRD projects we acquired in our BioMimetic acquisition and the Wright/Tornier merger are as follows:

•
AUGMENT® Injectable Bone Graft (Augment Injectable) combines rhPDGF-BB with an injectable bone matrix, and is targeted to be used in either open (surgical) treatment of fusions and fractures or closed (non-surgical) or minimally invasive treatment of fractures. AUGMENT® Injectable can be injected into a fusion or fracture site during an open surgical procedure, or it can be injected through the skin into a fracture site, in either case locally delivering rhPDGF-BB to promote fusion or fracture repair. Our initial clinical development program for AUGMENT® Injectable has focused on securing regulatory approval for open indications in the United States and in several markets outside the United States. We currently estimate it could take one to three years to complete this project. We have incurred expenses of approximately

$4.9 million for AUGMENT® Injectable since the date of acquisition and $1.2 million in the year ended December 25, 2016. We are currently evaluating future costs related to AUGMENT® Injectable following the FDA approval of AUGMENT®.

•
AEQUALIS® Adjustable Reversed Ext (AARE) will ultimately be our second-generation revision product, with an improved implant that is convertible and addresses more indications, and a revamped instrument set that includes universal extraction instrumentation. The implants in this system are complete from a design standpoint, have regulatory approval, and are being sold using a previous generation of instrumentation in a limited capacity. The instruments for the new revision system are currently in design phase. We have an anticipated completion date in 2018 and project cost to complete is estimated to be less than $1 million. However, the risks and uncertainties associated with completion are dependent upon testing validations and FDA clearance.

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
Discontinued operations. On October 21, 2016, pursuant to the binding offer letter dated as of July 8, 2016, we, Corin, and certain other entities related to us entered into a business sale agreement and simultaneously completed and closed the sale of our business operations formerly operating under the Large Joints segment. Pursuant to the terms of the agreement, we sold substantially all of our assets related to our hip and knee, or large joints, business to Corin for approximately €29.7 million in cash, less approximately €10.7 million for net working capital adjustments.
We determined that the Large Joints business meets the criteria for classification as discontinued operations. All historical operating results for the Large Joints business, including costs associated with corporate employees and infrastructure to be transferred as a part of the sale, are reflected within discontinued operations in our consolidated statements of operations. Further, all assets and associated liabilities transferred to Corin were classified as assets and liabilities held for sale in our consolidated balance sheets for all periods presented. We recognized an impairment loss on held for sale classification of $21.3 million before the effect of income taxes, during 2016 based on the difference between the net carrying value of the assets and liabilities held for sale and the purchase price, less estimated adjustments and costs to sell. This loss was recorded within "Net loss from discontinued operations" in our consolidated statements of operations. All current operating results for the Large Joints business are reflected within discontinued operations in our consolidated financial statements.
On January 9, 2014, legacy Wright completed the sale of the OrthoRecon business, which consists of legacy Wright's hip and knee product implants, to MicroPort. We determined that this transaction meets the criteria for classification as discontinued operations under the provisions of FASB ASC 205-20. As such, all historical operating results for the OrthoRecon business are reflected within discontinued operations in our consolidated statements of operations. As this sale occurred in early 2014, costs for 2014, 2015 and 2016 primarily relate to product liability claims, including legal defense, settlements and judgments, and changes in contingent liabilities net of product liability insurance recoveries. Further, all assets and associated liabilities transferred to MicroPort were classified as assets and liabilities held for sale on our consolidated balance sheet, in accordance with FASB ASC 360.
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

During the quarter ended December 27, 2015, following the Wright/Tornier merger, we changed our estimate of uninvoiced revenue. While we have generally recognized revenue at the time that the product was surgically implanted, from a timing perspective, we now recognize revenue at the time the surgery and associated products used are reported, as opposed to previously when we received clerical documentation from the hospital. We accounted for this as a change in estimate and recorded additional revenue of approximately $3 million in the quarter ended December 27, 2015.
We record revenues from sales to our stocking distributors at the time the product is shipped to the distributor. Our stocking distributors, who sell the products to their customers, take title to the products and assume all risks of ownership. Our stocking distributors are obligated to pay us within specified terms regardless of when, if ever, they sell the products. In general, our stocking distributors do not have any rights of return or exchange; however, in limited situations, we have repurchase agreements with certain stocking distributors. Those certain agreements require us to repurchase a specified percentage of the inventory purchased by the distributor within a specified period of time prior to the expiration of the contract. During those specified periods, we defer the applicable percentage of the sales. An insignificant amount of sales related to these types of agreements were deferred and not yet recognized as revenue as of December 25, 2016 and December 27, 2015.
We must make estimates of potential future product returns related to current period product sales. We base our estimate for sales returns on historical sales and product return information, including historical experience and trend information. Our reserve for sales returns has historically been immaterial. We charge our customers for shipping and handling and recognize these amounts as part of revenue.
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
The majority of our accounts receivable are from hospitals and surgery centers. Our collection history has been favorable with minimal bad debts from these customers. We write off accounts receivable when we determine that the accounts receivable are uncollectible, typically upon customer bankruptcy or the customer’s non-response to repeated collection efforts.
We believe that the amount included in our allowance for doubtful accounts has been a historically appropriate estimate of the amount of accounts receivable that are ultimately not collected. While we believe that our allowance for doubtful accounts is adequate, the financial condition of our customers and the geo-political factors that impact reimbursement under individual countries’ healthcare systems can change rapidly, which would necessitate additional allowances in future periods. Our allowances for doubtful accounts were $4.5 million and $1.2 million, at December 25, 2016 and December 27, 2015, respectively.
Excess and obsolete inventories. We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory on a first-in, first-out (FIFO) basis or its net realizable value. We regularly review inventory quantities on hand for excess and obsolete inventory and, when circumstances indicate, we incur charges to write down inventories to their net realizable value. We estimate excess and obsolete inventory based on both the current age of kit inventory as compared to its estimated life cycle and our forecasted product demand and production requirements for other inventory items for the next 36 months. A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. Additionally, our industry is characterized by regular new product development that could result in an increase in the amount of obsolete inventory quantities on hand due to cannibalization of existing products. Also, our estimates of future product demand may prove to be inaccurate in which case we may be required to incur charges for excess and obsolete inventory.
Total charges incurred to write down excess and obsolete inventory to net realizable value included in “Cost of sales” were approximately $21.5 million, $14.2 million, and $4.0 million for the years ended December 25, 2016, December 27, 2015, and December 31, 2014, respectively. During the year ended December 25, 2016, we recorded $4.1 million of provisions for excess and obsolete inventory for product rationalization initiatives. Additionally, charges in 2016 are higher than prior years due to the additional inventories subject to reserves following the Wright/Tornier merger. During the quarter ended December 27, 2015, we adjusted our estimate for excess and obsolete inventory which resulted in a charge of $4.1 million.
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
Business combinations, goodwill and long-lived assets. We account for acquired businesses using the purchase method of accounting. Under the purchase method, our consolidated financial statements include the financial results of an acquired business starting from the date the acquisition is completed. In addition, the assets acquired, liabilities assumed, and any contingent consideration must be recorded at the date of acquisition at their respective estimated fair values, with any excess of the purchase price over the estimated fair values of the net assets acquired recorded as goodwill. Significant judgment is required in estimating the fair value of contingent consideration and intangible assets and in assigning their respective useful lives. Accordingly, we typically obtain the assistance of third-party valuation specialists for significant acquisitions. The fair value estimates are based on available historical information and on future expectations and assumptions deemed reasonable by management, but are inherently uncertain.
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
As of December 25, 2016, we had approximately $851.0 million of goodwill recorded as a result of our acquisition of businesses, including most recently the Wright/Tornier merger. Goodwill is tested for impairment annually, or more frequently if changes in circumstances or the occurrence of events suggest that impairment exists. The annual evaluation of goodwill impairment may require the use of estimates and assumptions to determine the fair value of our reporting units using projections of future cash flows. Unless circumstances otherwise dictate, the annual impairment test is performed on October 1 each year.
During the first quarter of 2016, we had a change in segment reporting that required an interim review of potential goodwill impairment which we performed as of February 2016. Upon completion of this analysis, we determined that the fair value of our reporting units, determined primarily by an income approach using projected cash flows, exceeded their carrying values; and therefore, no goodwill was impaired.
We also performed a qualitative assessment of goodwill for impairment as of October 1, 2016 for our reporting units and determined that it is not more likely than not that the respective carrying values of our reporting units exceeded their fair value, indicating that goodwill was not impaired.
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
Product liability claims and related insurance recoveries and other litigation. Periodically, claims arise involving the use of our products. We make provisions for claims specifically identified for which we believe the likelihood of an unfavorable outcome is probable and an estimate of the amount of loss has been developed. As additional information becomes available, we reassess the estimated liability related to our pending claims and make revisions as necessary.
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
We have received claims for personal injury against us associated with fractures of our PROFEMUR® long titanium modular neck product (PROFEMUR® Claims). As of December 25, 2016, there were 26 pending U.S. lawsuits and 48 pending non-U.S. lawsuits alleging such claims. The overall fracture rate for the product is low and the fractures appear, at least in part, to relate to patient demographics. Beginning in 2009, we began offering a cobalt-chrome version of our PROFEMUR® modular neck, which has greater strength characteristics than the alternative titanium version. Historically, we have reflected our liability for these claims as part of our standard product liability accruals on a case-by-case basis. However, during the quarter ended September 30, 2011, as a result of an increase in the number and monetary amount of these claims, management estimated our liability to patients in North America who have previously required a revision following a fracture of a PROFEMUR® long titanium modular neck, or who may require a revision in the future. Management has estimated that this aggregate liability ranges from approximately $21.9 million to $25.9 million. Any claims associated with this product outside of North America, or for any other products, will be managed as part of our standard product liability accrual methodology on a case-by-case basis.
Due to the uncertainty within our aggregate range of loss resulting from the estimation of the number of claims and related monetary payments, we have recorded a liability of $21.9 million, which represents the low-end of our estimated aggregate range of loss. We have classified $14.2 million of this liability as current in “Accrued expenses and other current liabilities,” as we expect to pay such claims within the next twelve months, and $7.7 million as non-current in “Other liabilities” on our consolidated balance sheet. We expect to pay the majority of these claims within the next three years.
We are aware that MicroPort has recalled certain sizes of its cobalt chrome modular neck products as a result of alleged fractures. As of December 25, 2016, there were three pending U.S. lawsuits and five pending non-U.S. lawsuits against us alleging personal injury resulting from the fracture of a cobalt chrome modular neck. These claims will be managed as part of our standard product liability accrual methodology on a case-by-case basis.
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
As of December 25, 2016, there were approximately 1,200 lawsuits pending in the MDL and JCCP, and an additional 30 cases pending in various state courts. As of that date, we have also entered into approximately 950 so called "tolling agreements" with potential claimants who have not yet filed suit. Based on presently available information, we believe at least 350 of these lawsuits allege claims involving bilateral implants. As of December 25, 2016, there were also approximately 50 non-U.S. lawsuits pending. We believe we have data that supports the efficacy and safety of our metal-on-metal hip products. While continuing to dispute liability, we have participated in court supervised non-binding mediation in the MDL and expect to begin similar mediation in the JCCP.
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
The first bellwether trial in the MDL commenced on November 9, 2015 in Atlanta, Georgia. On November 24, 2015, the jury returned a verdict in favor of the plaintiff and awarded the plaintiff $1 million in compensatory damages and $10 million in punitive damages. We believe there were significant trial irregularities and vigorously contested the trial result. On December 28, 2015, we filed a post-trial motion for judgment as a matter of law or, in the alternative, for a new trial or a reduction of damages awarded. On April 5, 2016, the trial judge issued an order reducing the punitive damage award from $10 million to $1.1 million, but otherwise denied our motion. On May 4, 2016, we filed a notice of appeal with the United States Court of Appeals for the Eleventh Circuit. The United States Court of Appeals for the Eleventh Circuit heard oral arguments on January 26, 2017 and we are awaiting a decision of the Court. In light of the trial judge’s April 5th order, we recorded an accrual for this verdict in the amount of $2.1 million within “Accrued expenses and other current liabilities,” and a $2.1 million receivable associated with the probable recovery from product liability insurance is reflected within “Other current assets.”
The first bellwether trial in the JCCP, which was scheduled to commence on October 31, 2016, and subsequently rescheduled to January 9, 2017, was settled for an immaterial amount.
The first state court metal-on-metal hip trial not part of the MDL or JCCP commenced on October 24, 2016, in St. Louis, Missouri. On November 3, 2016, the jury returned a verdict in our favor. The plaintiff has appealed.
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
WMT has been notified pursuant to the MSA that greater than 95% of eligible claimants timely elected to opt-in to the MSA settlement prior to the opt-in deadline. Accordingly, the 95% minimum opt-in rate appears to have been satisfied, subject to WMT's audit rights under the MSA.
WMT has escrowed $150 million to secure its obligations under the MSA. As additional security, Wright Medical Group N.V., the indirect parent company of WMT, agreed to guaranty WMT’s obligations under the MSA.
The MSA was entered into solely as a compromise of the disputed claims being settled and is not evidence that any claim has merit nor is it an admission of wrongdoing or liability by WMT. WMT will continue to vigorously defend metal-on-metal hip claims not settled pursuant to the MSA. As of December 25, 2016, we estimate there were approximately 630 outstanding metal-on-metal hip revision claims that would not be included in the MSA settlement, including approximately 200 claims with an implant duration of more than eight years, approximately 300 claims subject to possible statute of limitations preclusion, approximately 30 claims pending in U.S courts other than the MDL and JCCP, approximately 50 claims pending in non-U.S. courts, and approximately 50 claims that would be eligible for inclusion in the settlement but for the participation limitations contained in the MSA. We also estimate that there were approximately 650 outstanding metal-on-metal hip non-revision claims as of December 25, 2016. These non-revision cases are excluded from the MSA.
As of December 25, 2016, our accrual for metal-on-metal claims totaled $256.6 million, of which $242.7 million is included in our condensed consolidated balance sheet within “Accrued expenses and other current liabilities” and $13.9 million is included within “Other liabilities.”  Our accrual is based on (i) case by case accruals for specific cases where facts and circumstances warrant, including the $2.1 million accrual associated with the MDL bellwether verdict, and (ii) the implied settlement values for eligible claims under the MSA (assuming, in the absence of opt-in data, a 100% opt-in rate). We are unable to reasonably estimate the high-end of a possible range of loss for claims which may in the future elect to opt-out of the MSA settlement. Claims we can confirm would meet MSA eligibility criteria but are excluded from settlement due to the $240 million maximum settlement cap, or because they are state cases not part of the MDL or JCCP, have been accrued as though included in the settlement. Due to the general uncertainties surrounding all metal-on metal claims as noted above, as well as insufficient information about individual claims, we are presently unable to reasonably estimate a range of loss for revision claims that (i) do not meet MSA eligibility criteria, or (ii) are future claims; hence we have not accrued for these claims at the present time. However, we believe the high-end of a possible range of loss for existing revision claims that do not meet MSA eligibility criteria will not, on an average per case basis, exceed the average per case accrual we have taken for revision claims we can confirm do meet MSA eligibility criteria. Future claims will be evaluated for accrual on a case by case basis using the accrual methodologies described above (which could change if future facts and circumstances warrant).
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
In June 2014, St. Paul Surplus Lines Insurance Company (Travelers), which was an excess carrier in our coverage towers across multiple policy years, filed a declaratory judgment action in Tennessee state court naming us and certain of our other insurance carriers as defendants and asking the court to rule on the rights and responsibilities of the parties with regard to the CONSERVE® Claims. Among other things, Travelers appeared to dispute our contention that the CONSERVE® Claims arise out of more than a single occurrence thereby triggering multiple policy periods of coverage.  Travelers further sought a determination as to the applicable policy period triggered by the alleged single occurrence.  We filed a separate lawsuit in state court in California for declaratory judgment against certain carriers and breach of contract against the primary carrier, and moved to dismiss or stay the Tennessee action on a number of grounds, including that California is the most appropriate jurisdiction. During the third quarter of 2014, the California Court granted Travelers' motion to stay our California action. On April 29, 2016, we filed a dispositive motion seeking partial judgment in our favor in the Tennessee action. That motion is pending, and will be decided after the parties complete discovery regarding certain issues relating to the pending motion. On June 10, 2016, Travelers withdrew its motion for summary judgment in the Tennessee action. One of the other insurance companies in the Tennessee action has stated that it will re-file a similar motion in the future.
On October 28, 2016, WMT and Wright Medical Group, Inc. (Wright Entities), entered into a Settlement Agreement, Indemnity and Hold Harmless Agreement and Policy Buyback Agreement (Insurance Settlement Agreement) with a subgroup of three insurance carriers, namely Columbia Casualty Company, Travelers and AXIS Surplus Lines Insurance Company (collectively, the Three Settling Insurers), pursuant to which the Three Settling Insurers agreed to pay WMT an aggregate of $60 million (in addition to $10 million previously paid by Columbia) in a lump sum on or before the 30th business day after execution of the Insurance Settlement Agreement. This amount is in full satisfaction of all potential liability of the Three Settling Insurers relating to metal-on-metal hip and similar metal ion release claims, including but not limited to all claims in the MDL and the JCCP, and all claims asserted by WMT against the Three Settling Insurers in the Tennessee action described above.
On December 13, 2016, we filed a motion in the Tennessee action described above to include allegations of bad faith against the primary insurance carrier.  The motion was subsequently amended on February 8, 2017 to add similar bad faith claims against the remaining excess carriers.  That motion is pending.
As part of the settlement, the Three Settling Insurers bought back from WMT their policies in the five policy years beginning with the August 15, 2007- August 15, 2008 policy year (Repurchased Policy Years). Consequently, the Wright Entities have no further coverage from the Three Settling Insurers for any present or future claims falling in the Repurchased Policy Years, or any other period in which a released claim is asserted. Additionally, the Insurance Settlement Agreement contains a so-called most favored nation provision which could require us to refund a pro rata portion of the settlement amount if we voluntarily enter into a settlement with the remaining carriers in the Repurchased Policy Years on certain terms more favorable than analogous terms in the Insurance Settlement Agreement. The Tennessee action will continue as to the remaining defendant insurers other than the Three Settling Insurers. The amount due to the Wright Entities under the Insurance Settlement Agreement was paid in the fourth quarter of 2016.
Management has recorded an insurance receivable of $8.7 million for the probable recovery of spending from the remaining carriers (other than the Three Settling Carriers) in excess of our retention for a single occurrence. As of December 25, 2016 we have received $71.7 million of insurance proceeds, and our insurance carriers have paid a total of $4.6 million directly to claimants in connection with various settlements, which represents amounts undisputed by the carriers. Our acceptance of these proceeds was not a waiver of any other claim we may have against the insurance carriers. However, the amount we ultimately receive will depend on the outcome of our dispute with the remaining carriers (other than the Three Settling Carriers) concerning the number of policy years available. We believe our contracts with the insurance carriers are enforceable for these claims; and, therefore, we believe it is probable we will receive additional recoveries from the remaining carriers. Settlement discussions with the remaining insurance carriers continue.
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
Accounting for income taxes. We account for income taxes in accordance with provisions which set forth an asset and liability approach that requires the recognition of deferred tax assets and deferred tax liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Realization of deferred tax assets in each taxable jurisdiction is dependent on our ability to generate future taxable income sufficient to realize the benefits. Management evaluates deferred tax assets on an ongoing basis and provides valuation allowances to reduce net deferred tax assets to the amount that is more likely than not to be realized.
Our valuation allowance balances totaled $479.4 million and $336.1 million as of December 25, 2016 and December 27, 2015, respectively, due to uncertainties related to our ability to realize, before expiration, certain of our deferred tax assets for both U.S. and foreign income tax purposes.

As a multinational corporation, we are subject to taxation in many jurisdictions and the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. In accordance with ASC 740 Income Taxes, we recognize the tax effects of an income tax position only if they are “more-likely-than-not” to be sustained based solely on the technical merits as of the reporting date. If we ultimately determine that the payment of these liabilities will be unnecessary, we will reverse the liability and recognize a tax benefit in the period in which we determine the liability no longer applies. Conversely, we record additional tax charges in a period in which we determine that a recorded tax liability is less than we expect the ultimate assessment to be. Our unrecognized tax benefits totaled $8.1 million and $9.9 million as of December 25, 2016 and December 27, 2015, respectively.
Share-based compensation. We calculate the grant date fair value of restricted stock units as the closing sales price on the trading day of the grant date. We use the Black-Scholes option pricing model to determine the fair value of stock options and employee stock purchase plan shares. The determination of the fair value of these share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables, which include the expected life of the award, the expected stock price volatility over the expected life of the awards, expected dividend yield, and risk-free interest rate.
We estimate the expected life of options evaluating the historical activity as required by FASB ASC Topic 718, Compensation — Stock Compensation. Prior to the Wright/Tornier merger, the expected life of options was estimated based on historical option exercise and employee termination data. Post merger, the expected life of options was estimated based on the simplified method due to a lack of comparable, historical option exercise, and employee termination data for the combined company. The expected stock price volatility assumption was estimated based upon historical volatility of our ordinary shares for both legacy Wright and legacy Tornier prior to October 1, 2015 for and the total combined company after the Wright/Tornier merger. The risk-free interest rate is determined using U.S. Treasury rates where the term is consistent with the expected life of the stock options. Expected dividend yield is not considered as we have never paid dividends and have no plans of doing so in the future.
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
Recent Accounting Pronouncements
Information regarding recent accounting pronouncements is included in Note 2 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data”.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Borrowings under our ABL Facility bear interest at variable rates. The interest rate margin applicable to borrowings under the ABL Facility is, at the option of the Borrowers, equal to either (a) 3.25% for base rate loans or (b) 4.25% for LIBOR rate loans, subject to a 0.75% LIBOR floor. As of December 25, 2016, we had $30.0 million of borrowings under our ABL Facility. Based upon this debt level, and the LIBOR floor on our interest rate, a 100 basis point increase in the annual interest rate on such borrowings would have an immaterial impact on our interest expense on an annual basis.
Our exposure to interest rate risk arises principally from the interest rates associated with our invested cash balances. On December 25, 2016, we had invested cash, cash equivalents and restricted cash of approximately $412.3 million. We believe that a 10 basis point change in interest rates is reasonably possible in the near term. Based on our current level of investment, an increase or decrease of 10 basis points in interest rates would have an annual impact of approximately $412,000 to our interest income.
As of December 25, 2016, we had outstanding $2.0 million, $587.5 million, and $395 million principal amount of our 2017, 2020, and 2021 Notes, respectively. We carry these instruments at face value less unamortized discount on our consolidated balance sheets. Since these instruments bear interest at a fixed rate, we have no financial statement risk associated with changes in interest rates. However, the fair value of these instruments fluctuates when interest rates change, and when the market price of our ordinary shares fluctuates. We do not carry the 2017, 2020, and 2021 Notes at fair value, but present the fair value of the principal amount of our 2017, 2020, and 2021 Notes for disclosure purposes.
Equity Price Risk
The 2017 Notes include conversion and settlement provisions that are based on the price of our ordinary shares and prior to the Wright/Tornier merger, WMG common stock, at conversion or at maturity of the notes. On February 13, 2015, WMG issued $632.5 million of the 2020 Notes, which generated net proceeds of approximately $613 million. Approximately $292 million of the net proceeds from the offering were used to repurchase approximately $240 million aggregate principal amount of the 2017 Notes in privately negotiated transactions. In addition, all of the 2017 Notes Hedges were settled and all of the warrants associated with the 2017 Notes were repurchased, generating net proceeds of approximately $10 million. On May 20, 2016, we issued $395 million aggregate principal amount of the 2021 Notes. Concurrently with the issuance and sale of the 2021 Notes, certain holders of $54.4 million aggregate principal amount of the 2017 Notes exchanged their 2017 Notes for the 2021 Notes. Approximately $3.7 million of the net proceeds from the 2021 Notes offering were subsequently used to repurchase approximately $3.6 million aggregate principal amount of the 2017 Notes in privately negotiated transactions. As of December 25, 2016, we had approximately $2.0 million in outstanding debt under the 2017 Notes. The following table shows the amount of cash that we would be required to provide holders of the 2017 Notes upon maturity assuming various closing prices of our ordinary shares at the date of maturity:

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

(in thousands)
	Fair value of security given a 10% decrease in share price	Fair value of security as of December 25, 2016	Fair value of security given a 10% increase in share price
2017 Notes Conversion Derivative (Liability)	$83	$164	$277
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

(in thousands)
	Fair value of security given a 10% decrease in share price	Fair value of security as of December 25, 2016	Fair value of security given a 10% increase in share price
2020 Notes Hedges (Asset)	$56,608	$77,232	$100,727
2020 Notes Conversion Derivative (Liability)	$55,516	$77,758	$103,372
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

(in thousands)
	Fair value of security given a 10% decrease in share price	Fair value of security as of December 25, 2016	Fair value of security given a 10% increase in share price
2021 Notes Hedges (Asset)	$129,202	$159,095	$190,663
2021 Notes Conversion Derivative (Liability)	$127,313	$161,601	$197,892
Foreign Currency Exchange Rate Fluctuations
Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our financial results. Approximately 24% of our net sales from continuing operations were denominated in foreign currencies during the year ended December 25, 2016 and we expect that foreign currencies will continue to represent a similarly significant percentage of our net sales in the future. Cost of sales related to these sales are primarily denominated in U.S. dollars; however, operating costs related to these sales are largely denominated in the same respective currencies, thereby partially limiting our transaction risk exposure. For sales not denominated in U.S. dollars, an increase in the rate at which a foreign currency is exchanged for U.S. dollars will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases, if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and our competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our prices not being competitive in a market where business is transacted in the local currency.
In 2016, approximately 91% of our net sales denominated in foreign currencies were derived from European Union countries, which are denominated in the Euro; from the United Kingdom, which are denominated in the British pound; from Australia which are denominated in Australian dollar; and from Canada, which are denominated in the Canadian dollar. Additionally, we have significant intercompany receivables, payables, and debt from our foreign subsidiaries that are denominated in foreign currencies, principally the Euro, the Japanese yen, the British pound, the Australian dollar, and the Canadian dollar. Our principal exchange rate risk, therefore, exists between the U.S. dollar and the Euro, British pound, Australian dollar, and the Canadian dollar. Fluctuations from the beginning to the end of any given reporting period result in the revaluation of our foreign currency-denominated intercompany receivables, payables, and debt generating currency translation gains or losses that impact our non-operating income and expense levels in the respective period.
As discussed in Note 6 to the consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data,” we enter into certain short-term derivative financial instruments in the form of foreign currency forward contracts. These forward contracts are designed to mitigate our exposure to currency fluctuations in our intercompany balances denominated currently in Euros, British pounds, and Canadian dollars. Any change in the fair value of these forward contracts as a result of a fluctuation in a currency exchange rate is expected to be offset by a change in the value of the intercompany balance. These contracts are effectively closed at the end of each reporting period.
A uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which our transactions are denominated would have resulted in an increase in operating income of approximately $2.0 million for the year ended December 25, 2016. This hypothetical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. This sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices, which can also be affected by the change in exchange rates.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders

Wright Medical Group N.V.:
We have audited the accompanying consolidated balance sheets of Wright Medical Group N.V. and subsidiaries as of December 25, 2016 and December 27, 2015, and the related consolidated statements of operations, comprehensive loss, cash flows, and changes in shareholders’ equity for the years ended December 25, 2016, December 27, 2015, and December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wright Medical Group N.V. and subsidiaries as of December 25, 2016 and December 27, 2015, and the results of their operations and their cash flows for the years ended December 25, 2016, December 27, 2015, and December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Wright Medical Group N.V.’s internal control over financial reporting as of December 25, 2016, based on criteria established in Internal Control ‑ Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO, and our report dated February 23, 2017 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

(signed) KPMG LLP

Memphis, Tennessee
February 23, 2017

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Wright Medical Group N.V.:
We have audited Wright Medical Group N.V.’s internal control over financial reporting as of December 25, 2016, based on criteria established in Internal Control ‑ Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Wright Medical Group N.V.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to ineffective general information technology controls has been identified and included in management’s assessment. The material weakness in internal control over financial reporting related to ineffective design and operation of general information technology controls related to user access to certain information technology systems that are relevant to the Company’s financial reporting processes and that are intended to ensure that access to financial applications and data is adequately restricted to appropriate personnel and monitored to ensure adherence to Company policies. As a result, the Company’s automated and manual controls that are dependent on the effective design and operation of general information technology controls were also ineffective because they could have been adversely impacted.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Wright Medical Group N.V. and subsidiaries as of December 25, 2016 and December 27, 2015, and the related consolidated statements of operations, comprehensive loss, cash flows, and changes in shareholders’ equity for the years ended December 25, 2016, December 27, 2015, and December 31, 2014. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2016 consolidated financial statements, and this report does not affect our report dated February 23, 2017, which expressed an unqualified opinion on those consolidated financial statements.
In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, Wright Medical Group N.V. has not maintained effective internal control over financial reporting as of December 25, 2016, based on criteria established in Internal Control ‑ Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We do not express an opinion or any other form of assurance on management’s statements referring to corrective actions to be taken after December 25, 2016, relative to the aforementioned material weakness in internal control over financial reporting.
(signed) KPMG LLP
Memphis, Tennessee
February 23, 2017

Wright Medical Group N.V. Consolidated Balance Sheets (In thousands, except share data)

	December 25, 2016	December 27, 2015
Assets:
Current assets:
Cash and cash equivalents	$262,265	$139,804
Restricted cash (Note 17)	150,000	—
Accounts receivable, net	130,602	131,050
Inventories (Note 5) [1]	150,849	210,701
Prepaid expenses [1]	11,678	14,923
Other current assets	54,231	44,919
Current assets held for sale (Note 4) [1]	—	18,487
Total current assets	759,625	559,884

Property, plant and equipment, net (Note 7) [1]	201,732	224,256
Goodwill (Note 8) [1]	851,042	866,989
Intangible assets, net (Note 8) [1]	231,797	250,928
Deferred income taxes (Note 11)	1,498	2,580
Other assets [2]	244,892	137,174
Non-current assets held for sale (Note 4) [1]	—	31,683
Total assets [1,2]	$2,290,586	$2,073,494
Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$32,866	$30,904
Accrued expenses and other current liabilities (Note 12) [1]	407,704	171,171
Current portion of long-term obligations (Note 9)	33,948	2,171
Current liabilities held for sale (Note 4) [1]	—	2,692
Total current liabilities	474,518	206,938

Long-term debt and capital lease obligations (Note 9) [2]	780,407	561,201
Deferred income taxes (Note 11)	27,550	41,755
Other liabilities (Note 12)	321,247	208,574
Total liabilities [1,2]	1,603,722	1,018,468
Commitments and contingencies (Note 16)
Shareholders’ equity:
Ordinary shares, €0.03 par value, authorized: 320,000,000 shares; issued and outstanding: 103,400,995 shares at December 25, 2016 and 102,672,678 shares at December 27, 2015	3,815	3,790
Additional paid-in capital	1,908,749	1,835,586
Accumulated other comprehensive loss	(19,461)	(10,484)
Accumulated deficit	(1,206,239)	(773,866)
Total shareholders’ equity	686,864	1,055,026
Total liabilities and shareholders’ equity [1,2]	$2,290,586	$2,073,494

[1]	The prior period amounts have been adjusted to reflect balances associated with our Large Joints business, as these amounts were classified as held for sale at December 27, 2015 (See Note 4).

[2]	The prior period debt issuance costs were reclassified to account for adoptions of ASU 2015-03 and ASU 2015-15 (See Note 2).
The accompanying notes are an integral part of these consolidated financial statements.

Wright Medical Group N.V. Consolidated Statements of Operations (In thousands, except per share data)

	Fiscal year ended
	December 25, 2016	December 27, 2015 [4]	December 31, 2014
Net sales	$690,362	$405,326	$298,027
Cost of sales [1,2]	192,407	113,622	73,223
Gross profit	497,955	291,704	224,804
Operating expenses:
Selling, general and administrative [1]	541,558	424,377	289,620
Research and development [1]	50,514	39,339	24,963
Amortization of intangible assets	28,841	16,754	10,027
Total operating expenses	620,913	480,470	324,610
Operating loss	(122,958)	(188,766)	(99,806)
Interest expense, net	58,530	41,358	17,398
Other (income) expense, net	(3,148)	10,884	129,626
Loss from continuing operations before income taxes	(178,340)	(241,008)	(246,830)
Benefit for income taxes (Note 11)	(13,406)	(3,652)	(6,334)
Net loss from continuing operations	$(164,934)	$(237,356)	$(240,496)
Loss from discontinued operations, net of tax (Note 4)	$(267,439)	$(61,345)	$(19,187)
Net loss	$(432,373)	$(298,701)	$(259,683)

Net loss from continuing operations per share-basic and diluted (Note 13): [3]	$(1.60)	$(3.66)	$(4.69)

Net loss per share-basic and diluted (Note 13): [3]	$(4.20)	$(4.61)	$(5.06)

Weighted-average number of ordinary shares outstanding-basic and diluted [3]	102,968	64,808	51,293
___________________________

[1]	These line items include the following amounts of non-cash, share-based compensation expense for the periods indicated:

	Fiscal year ended
	December 25, 2016	December 27, 2015	December 31, 2014
Cost of sales	$414	$287	$254
Selling, general and administrative	13,216	22,777	10,149
Research and development	786	1,900	1,084

[2]	Cost of sales includes amortization of inventory step-up adjustment of $37.7 million and $10.3 million for the years ended December 25, 2016 and December 27, 2015, respectively.

[3]
The 2014 weighted-average shares outstanding and net loss per share amounts were converted to meet post-merger valuations as described within Note 13. The 2015 weighted-average shares outstanding includes additional shares issued on October 1, 2015 as part of the Wright/Tornier merger as described in Note 13.

[4]	The 2015 results were restated for the divestiture of our Large Joints business.
The accompanying notes are an integral part of these consolidated financial statements.

Wright Medical Group N.V.
Consolidated Statements of Comprehensive Loss
(In thousands)

	Fiscal year ended
	December 25, 2016	December 27, 2015	December 31, 2014

Net loss	$(432,373)	$(298,701)	$(259,683)

Other comprehensive income (loss), net of tax:
Changes in foreign currency translation	(8,977)	(12,882)	(17,840)
Reclassification of gain on equity securities, net of taxes	—	—	1
Reclassification of currency translation adjustment (CTA) write-off to earnings related to liquidation of Japanese subsidiary	—	—	2,628
Reclassification of minimum pension liability to earnings	—	—	(344)
Other comprehensive loss	(8,977)	(12,882)	(15,555)

Comprehensive loss	$(441,350)	$(311,583)	$(275,238)

The accompanying notes are an integral part of these consolidated financial statements.

Wright Medical Group N.V. Consolidated Statements of Cash Flows (In thousands)

	Fiscal year ended
	December 25,	December 27,	December 27,
	2016	2015	2014
Operating activities:
Net loss	$(432,373)	$(298,701)	$(259,683)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	56,782	29,481	18,582
Share-based compensation expense (Note 14)	14,416	24,964	11,487
Amortization of intangible assets	29,180	16,922	10,027
Amortization of deferred financing costs and debt discount	40,487	27,600	10,969
Deferred income taxes (Note 11)	(20,583)	(3,087)	(396)
Provision for excess and obsolete inventory [1]	22,046	14,218	3,967
Write-off of deferred financing costs	12,343	25,101	—
Excess tax benefit from share-based compensation arrangements	—	—	(59)
Amortization of inventory step-up adjustment	41,503	11,356	—
Non-cash adjustment to derivative fair value	(28,273)	(10,045)	2,000
Loss (gain) on sale of business (Note 4)	21,342	—	(24,277)
Mark-to-market adjustment for CVRs (Note 2)	8,688	(7,571)	125,012
Reduction of insurance receivable	—	25,000	—
Other	4,425	4,780	2,582
Changes in assets and liabilities (net of acquisitions):
Accounts receivable	(1,118)	(13,078)	(11,970)
Inventories [1]	(187)	(24,695)	(25,317)
Prepaid expenses and other current assets	22,441	(10,471)	30,531
Accounts payable	1,495	(2,919)	12,907
Accrued expenses and other liabilities	(11,251)	23,258	(22,364)
CVR payment in excess of value assigned as part of PPA	—	(27,983)	—
Provision for metal on metal product liabilities (Note 16)	256,461	—	—
Net cash provided by (used in) operating activities	37,824	(195,870)	(116,002)
Investing activities:
Capital expenditures	(50,099)	(43,666)	(48,603)
Acquisition of businesses	—	(4,905)	(80,556)
Purchase of intangible assets	(4,845)	(82)	(11,693)
Cash acquired from merger with Tornier	—	30,117	—
Sales and maturities of available-for-sale marketable securities	—	2,566	11,795
Proceeds from sale of businesses	20,703	—	274,687
Net cash (used in) provided by investing activities	(34,241)	(15,970)	145,630
Financing activities:
Issuance of ordinary shares	8,460	3,513	37,201
Proceeds from stock warrants	54,629	87,072	—
Payment of note hedge options	(99,816)	(144,843)	—
Repurchase of stock warrants	(3,319)	(59,803)	—
Payment of notes premium	(1,619)	(49,152)	—
Proceeds from notes hedge options	3,892	69,764	—
Payment of debt acquired from merger with Tornier	—	(81,367)	—
Proceeds from debt	425,821	632,500	—
Redemption of convertible notes	(102,974)	(240,000)	(3,768)
Payments of deferred financing costs and equity issuance costs	(11,108)	(20,081)	—
Payment of contingent consideration	(1,035)	(70,120)	—
Payments of capital leases	(2,514)	(621)	(441)
Excess tax benefit from share-based compensation arrangements	—	—	59
Net cash provided by financing activities	270,417	126,862	33,051

Wright Medical Group N.V. Consolidated Statements of Cash Flows (Continued) (In thousands)

	Fiscal year ended
	December 25,	December 27,	December 27,
	2016	2015	2014
Effect of exchange rates on cash, cash equivalents and restricted cash	(1,539)	(2,544)	(4,088)

Net increase (decrease) in cash, cash equivalents and restricted cash	272,461	(87,522)	58,591

Cash, cash equivalents and restricted cash, beginning of year	139,804	227,326	168,735

Cash, cash equivalents and restricted cash, end of year (Note 17)	$412,265	$139,804	$227,326
___________________________

[1]	During 2015, the 2014 balances were reclassified to show separate presentation related to provision for excess and obsolete inventory.

The accompanying notes are an integral part of these consolidated financial statements.

Wright Medical Group N.V.
Consolidated Statements of Changes in Shareholders’ Equity
For the fiscal years ended December 31, 2014, December 27, 2015, and December 25, 2016
(In thousands, except share data)

	Ordinary shares		Additional paid-in capital [1]	Retained earnings/ (accumulated deficit)	Accumulated other comprehensive income	Total shareholders' equity
	Number of shares [1]	Amount [1]
Balance at December 31, 2013	49,476,738	$1,956	$655,287	$(215,482)	$17,953	$459,714
2014 Activity:
Net loss	—	—	—	(259,683)	—	(259,683)
Foreign currency translation	—	—	—	—	(17,840)	(17,840)
Reclassification of gain on equity securities, net of taxes	—	—	—	—	1	1
Minimum pension liability adjustment [2]	—	—	—	—	(344)	(344)
Currency translation adjustment (CTA) write-off to earnings related to liquidation of Japanese subsidiary [2]	—	—	—	—	2,628	2,628
Issuances of ordinary shares	1,718,100	68	37,132	—	—	37,200
Ordinary shares issued in connection with Solana acquisition	1,406,799	57	41,387	—	—	41,444
Grant of restricted stock awards	252,477	—	—	—	—	—
Forfeitures of restricted stock awards	(24,051)	—	—	—	—	—
Vesting of restricted stock units	83,030	20	(20)	—	—	—
Share-based compensation	—	—	15,683	—	—	15,683
Balance at December 31, 2014	52,913,093	$2,101	$749,469	$(475,165)	$2,398	$278,803
2015 Activity:
Net loss	—	$—	$—	$(298,701)	$—	$(298,701)
Foreign currency translation	—	$—	$—	$—	$(12,882)	$(12,882)
Issuances of ordinary shares	160,306	$6	$3,514	$—	$—	$3,520
Ordinary shares issued in connection with Tornier merger	49,569,007	$1,666	$1,032,570	$—	$—	$1,034,236
Grant of restricted stock awards	5,246	$—	$—	$—	$—	$—
Forfeitures of restricted stock awards	(5,869)	$—	$—	$—	$—	$—
Vesting of restricted stock units	30,895	$17	$(17)	$—	$—	$—
Share-based compensation	—	$—	$24,803	$—	$—	$24,803
Issuance of stock warrants, net of equity issuance costs	—	$—	$25,247	$—	$—	$25,247
Balance at December 27, 2015	102,672,678	$3,790	$1,835,586	$(773,866)	$(10,484)	$1,055,026
2016 Activity:
Net loss	—	$—	$—	$(432,373)	$—	$(432,373)
Foreign currency translation	—	$—	$—	$—	$(8,977)	$(8,977)
Issuances of ordinary shares	440,355	$15	$8,455	$—	$—	$8,470
Vesting of restricted stock units	287,962	$10	$(10)	$—	$—	$—
Share-based compensation	—	$—	$14,406	$—	$—	$14,406
Issuance of stock warrants, net of repurchases and equity issuance costs	—	$—	$50,312	$—	$—	$50,312
Balance at December 25, 2016	103,400,995	$3,815	$1,908,749	$(1,206,239)	$(19,461)	$686,864

[1]	During 2015, the 2014 balances of ordinary shares and additional paid in capital were restated to meet post-merger conversion values as further described within Note 13.

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
Our global corporate headquarters are located in Amsterdam, the Netherlands. We also have significant operations located in Memphis, Tennessee (U.S. headquarters, research and development, sales and marketing administration, and administrative activities); Bloomington, Minnesota (upper extremities sales and marketing and warehousing operations); Arlington, Tennessee (manufacturing and warehousing operations); Franklin, Tennessee (manufacturing and warehousing operations); Montbonnot, France (manufacturing and warehousing operations); and Macroom, Ireland (manufacturing). In addition, we have local sales and distribution offices in Canada, Australia, Asia, Latin America, and throughout Europe. For purposes of this report, references to "international" or "foreign" relate to non-U.S. matters while references to "domestic" relate to U.S. matters.
Upon completion of the merger between Wright Medical Group, Inc. (legacy Wright or WMG) and Tornier N.V. (legacy Tornier) (the Wright/Tornier merger or merger) effective October 1, 2015, Robert J. Palmisano, former President and Chief Executive Officer (CEO) of legacy Wright, became President and CEO of the combined company, and Lance A. Berry, former Senior Vice President (SVP) and Chief Financial Officer (CFO) of legacy Wright, became SVP and CFO. Immediately upon completion of the merger, legacy Wright shareholders owned approximately 52% of the combined company and legacy Tornier shareholders owned approximately 48% of the combined company, and our board of directors was comprised of five representatives from legacy Wright's board of directors and five representatives from legacy Tornier's board of directors. In connection with the merger, the trading symbol for our ordinary shares changed from “TRNX” to “WMGI.” Because of these and other facts and circumstances, the merger was accounted for as a “reverse acquisition” under generally accepted accounting principles in the United States (US GAAP), and as such, legacy Wright was considered the acquiring entity for accounting purposes. Therefore, legacy Wright’s historical results of operations replaced legacy Tornier’s historical results of operations for all periods prior to the merger. More specifically, the accompanying consolidated financial statements for periods prior to the merger are those of legacy Wright and its subsidiaries, and for periods subsequent to the merger also include legacy Tornier and its subsidiaries.
Beginning in 2015 as a result of the Wright/Tornier merger, our fiscal year-end is generally determined on a 52-week basis and runs from the Monday nearest to the 31st of December of a year, and ends on the Sunday nearest to the 31st of December of the following year. Every few years, it is necessary to add an extra week to the year making it a 53-week period. Prior to the merger, our fiscal year ended December 31 each year.
The consolidated financial statements and accompanying notes present our consolidated results for each of the fiscal years in the three-year period ended December 25, 2016, December 27, 2015, and December 31, 2014.
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
Use of estimates. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The most significant areas requiring the use of management estimates relate to revenue recognition, the determination of allowances for doubtful accounts and excess and obsolete inventories, accounting for business combinations and the evaluation of goodwill and long-lived assets, valuation of in-process research and development, product liability claims, product liability insurance recoveries and other litigation, income taxes, and share-based compensation.
Discontinued operations. On October 21, 2016, pursuant to a binding offer letter dated as of July 8, 2016, Tornier France SAS and certain other entities related to us and Corin Orthopaedics Holdings Limitied (Corin) entered into a business sale agreement and simultaneously completed and closed the sale of our Large Joints business. Pursuant to the terms of the agreement, we sold substantially all of our assets related to our Large Joints business to Corin for approximately €29.7 million in cash, less approximately €10.7 million for net working capital adjustments. Upon closing, the parties also executed a transitional services agreement and supply agreement, among other ancillary agreements required to implement the transaction. These agreements are on arm’s length terms and are not expected to be material to our financial statements.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

On January 9, 2014, pursuant to an Asset Purchase Agreement, dated as of June 18, 2013 (the MicroPort Agreement), by and among us and MicroPort Scientific Corporation (MicroPort), we completed the divesture and sale of our business operations operating under our prior OrthoRecon operating segment (the OrthoRecon Business) to MicroPort. Pursuant to the terms of the MicroPort Agreement, the purchase price (as defined in the agreement) for the OrthoRecon Business was approximately $283 million (including a working capital adjustment), which MicroPort paid in cash.
All historical operating results for the Large Joints and OrthoRecon businesses, including costs associated with corporate employees and infrastructure transferred as a part of the sales, are reflected within discontinued operations in the consolidated statements of operations. See Note 4 for further discussion of discontinued operations. Other than Note 4, unless otherwise stated, all discussion of assets and liabilities in these Notes to the Consolidated Financial Statements reflect the assets and liabilities held and used in our continuing operations, and all discussion of revenues and expenses reflect those associated with our continuing operations.
Cash and cash equivalents. Cash and cash equivalents include all cash balances and short-term investments with original maturities of three months or less. Any such investments are readily convertible into known amounts of cash, and are so near their maturity that they present insignificant risk of changes in value because of interest rate variation.
Restricted cash. Amounts included in restricted cash represent those required to be held in a restricted escrow account by a contractual agreement to secure the obligations of Wright Medical Technology, Inc. (WMT) under the Master Settlement Agreement (MSA) as described in Note 16. For additional information regarding restricted cash, see Note 17.
Inventories. Our inventories are valued at the lower of cost or market on a first-in, first-out (FIFO) basis. Inventory costs include material, labor costs, and manufacturing overhead.
During the quarter ended December 27, 2015, we adjusted our estimate for excess and obsolete (E&O) inventory which resulted in a charge of $4.1 million. Our new E&O estimate was based on both the current age of kit inventory as compared to its estimated life cycle and our forecasted product demand and production requirements for other inventory items for the next 36 months. Total charges incurred to write down excess and obsolete inventory to net realizable value included in “Cost of sales” were approximately $21.5 million, $14.2 million, and $4.0 million for the years ended December 25, 2016, December 27, 2015, and December 31, 2014, respectively. During the year ended December 25, 2016, we recorded $4.1 million of provisions for excess and obsolete inventory for product rationalization initiatives. Additionally, charges in 2016 are higher than prior years due to the additional inventories subject to reserves following the Wright/Tornier merger.
Product liability claims and related insurance recoveries and other litigation. We are involved in legal proceedings involving product liability claims as well as contract, patent protection, and other matters. See Note 16 for additional information regarding product liability claims, product liability insurance recoveries, and other litigation.
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
We record insurance recoveries from product liability insurance that is in force when they are realized or realizable, normally when we believe it is probable that the insurance carrier will settle the claim.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Property, plant and equipment. Our property, plant and equipment is stated at cost. Depreciation, which includes amortization of assets under capital lease, is generally provided on a straight-line basis over the estimated useful lives generally based on the following categories:

Land improvements	15	to	25	years
Buildings and building improvements	10	to	40	years
Machinery and equipment	3	to	14	years
Furniture, fixtures and office equipment	4	to	14	years
Surgical instruments			6	years
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
Valuation of long-lived assets. Management periodically evaluates carrying values of long-lived assets, including property, plant and equipment and finite-lived intangible assets, when events and circumstances indicate that these assets may have been impaired. We account for the impairment of long-lived assets in accordance with FASB ASC 360. Accordingly, we evaluate impairment of our long-lived assets based upon an analysis of estimated undiscounted future cash flows. If it is determined that a change is required in the useful life of an asset, future depreciation and amortization is adjusted accordingly. Alternatively, should we determine that an asset is impaired, an adjustment would be charged to income based on the difference between the asset’s fair market value and the asset's carrying value.
Intangible assets and goodwill. Goodwill is recognized for the excess of the purchase price over the fair value of net assets of businesses acquired. Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 350-30-35-18 requires companies to evaluate for impairment intangible assets not subject to amortization, such as our in-process research and development (IPRD) assets, if events or changes in circumstances indicate than an asset might be impaired. Further, FASB ASC 350-20-35-30 requires companies to evaluate goodwill and intangibles not subject to amortization for impairment between annual impairment tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Unless circumstances otherwise dictate, the annual impairment test is performed on October 1 each year. See Note 8 for discussion of our 2016 goodwill impairment analysis.
Our intangible assets with estimable useful lives are amortized on a straight-line basis over their respective estimated useful lives to their estimated residual values. This method of amortization approximates the expected future cash flow generated from their use. Finite-lived intangibles are reviewed for impairment in accordance with FASB ASC Section 360, Property, Plant and Equipment (FASB ASC 360). The weighted average amortization periods for completed technology, distribution channels, trademarks, licenses, customer relationships, non-compete agreements, and other intangible assets are 10 years, 5 years, 5 years, 12 years, 18 years, 3 years and 3 years, respectively. The weighted average amortization period of our intangible assets on a combined basis is 13 years.
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
The majority of our accounts receivable are from hospitals and surgery centers. Our collection history has been favorable with minimal bad debts from these customers. We write off accounts receivable when we determine that the accounts receivable are uncollectible, typically upon customer bankruptcy or the customer’s non-response to repeated collection efforts. Our allowance for doubtful accounts totaled $4.5 million and $1.2 million at December 25, 2016 and December 27, 2015, respectively.
Concentration of credit risk. Financial instruments that potentially subject us to concentrations of credit risk consist principally of accounts receivable. Management attempts to minimize credit risk by reviewing customers’ credit history before extending credit and by monitoring credit exposure on a regular basis. Collateral or other security is generally not required for accounts receivable.
Concentrations of supply of raw material. We rely on a limited number of suppliers for the components used in our products. For certain human biologic products, such as AllomatrixTM, we depend on one supplier of demineralized bone matrix and cancellous bone matrix. We rely on one supplier for our GRAFTJACKET® family of soft tissue repair and graft containment products. We maintain adequate stock from these suppliers in order to meet market demand. Additionally, we have other soft tissue repair products

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

which include our CONEXA™ Reconstructive Tissue Matrix, ACTISHIELD™ and ACTISHIELD™ CF Amniotic Barrier Membranes, VIAFLOW™ and VIAFLOW™ C Flowable Placental Tissue Matrices, BIOFIBER® biologic absorbable scaffold products, and PHANTOM FIBER™ high strength, resorbable suture products.
We rely on one supplier for a key component of our AUGMENT® Bone Graft. In December 2013, our supplier notified us of its intent to terminate the supply agreement in December 2015. This supplier was contractually required to meet our supply requirements until the termination date, and to use commercially reasonable efforts to assist us in identifying a new supplier and support the transfer of technology and supporting documentation to produce this component. In April 2016, we entered into a commercial supply agreement with FUJIFILM Diosynth Biotechnologies U.S.A., Inc. pursuant to which Fujifilm agreed to manufacture and sell to us and we agreed to purchase the key component of our AUGMENT® Bone Graft.  Pursuant to our supply agreement with Fujifilm, commercial production of the key component is expected to begin in 2019. Although we believe that our current supply of the key component from our former supplier should be sufficient to last until after the component becomes available under the new agreement, no assurance can be provided that it will be sufficient.
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
During the quarter ended December 27, 2015, following the Wright/Tornier merger, we changed our estimate of uninvoiced revenue. While we have generally recognized revenue at the time that the product was surgically implanted, from a timing perspective, we now recognize revenue at the time the surgery and associated products used are reported, as opposed to previously when we received clerical documentation from the hospital. We have accounted for this as a change in estimate and recorded additional revenue of approximately $3 million in the quarter ended December 27, 2015.
We record revenues from sales to our stocking distributors outside the United States at the time the product is shipped to the distributor. Stocking distributors, who sell the products to their customers, take title to the products and assume all risks of ownership. Our distributors are obligated to pay within specified terms regardless of when, if ever, they sell the products. In general, the distributors do not have any rights of return or exchange; however, in limited situations, we have repurchase agreements with certain stocking distributors. These repurchase agreements require us to repurchase a specified percentage of the inventory purchased by the distributor within a specified period of time prior to the expiration of the contract. During those specified periods, we defer the applicable percentage of the sales. An insignificant amount of deferred revenue related to these types of agreements was recorded at December 25, 2016 and December 27, 2015.
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

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

All other shipping and handling costs are included in cost of sales. These amounts totaled $17.9 million, $9.8 million, and $7.6 million for the years ended December 25, 2016, December 27, 2015, and December 31, 2014, respectively.
Research and development costs. Research and development costs are charged to expense as incurred.
Foreign currency translation. The financial statements of our subsidiaries whose functional currency is the local currency are translated into U.S. dollars using the exchange rate at the balance sheet date for assets and liabilities and the weighted average exchange rate for the applicable period for revenues, expenses, gains, and losses. Translation adjustments are recorded as a separate component of comprehensive income in shareholders’ equity. Gains and losses resulting from transactions denominated in a currency other than the local functional currency are included in “Other (income) expense, net” in our consolidated statements of operations.
Comprehensive income. Comprehensive income is defined as the change in equity during a period related to transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The difference between our net loss and our comprehensive loss is attributable to foreign currency translation.
Share-based compensation. We account for share-based compensation in accordance with FASB ASC Section 718, Compensation — Stock Compensation (FASB ASC 718). Under the fair value recognition provisions of FASB ASC 718, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The determination of the fair value of share-based payment awards, such as options, on the date of grant using an option-pricing model is affected by our stock price, as well as assumptions regarding a number of complex and subjective variables, which include the expected life of the award, the expected stock price volatility over the expected life of the awards, expected dividend yield, and risk-free interest rate.
We recorded share-based compensation expense of $14.4 million, $25.0 million, and $11.5 million during the years ended December 25, 2016, December 27, 2015, and December 31, 2014, respectively, within our results of continuing operations. The increase in expense in 2015 related to accelerated vesting of all unvested awards upon the closing of the Wright/Tornier merger. See Note 14 for further information regarding our share-based compensation assumptions and expenses.
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
We recorded a net loss of approximately $0.8 million and $0.3 million on our foreign currency contracts for the years ended December 25, 2016 and December 27, 2015, and a net gain of approximately $0.4 million for the year ended December 31, 2014. These gains and losses substantially offset translation losses and gains recorded on our intercompany receivable and payable balances, and are also included in “Other (income) expense, net.” At December 25, 2016 and December 27, 2015, we had $0.4 million and $3.6 million in foreign currency contracts outstanding, respectively.
On August 31, 2012, February 13, 2015, and May 20, 2016, we issued the 2017 Notes, 2020 Notes, and 2021 Notes, respectively, as defined and described in Note 9. The 2017 Notes Conversion Derivatives, 2020 Notes Conversion Derivatives, and 2021 Notes Conversion Derivatives, each as defined and described in Note 6, requires bifurcation from the 2017 Notes, 2020 Notes, and 2021 Notes in accordance with ASC Topic 815, and are accounted for as derivative liabilities. We also entered into 2017, 2020, and 2021 Notes Hedges, as defined and described in Note 6, in connection with the issuance of the 2017, 2020, and 2021 Notes.  As of December 25, 2016, the 2020 and 2021 Notes Hedges were outstanding. The 2020 and 2021 Notes Hedges, which are cash-settled, are intended to reduce our exposure to potential cash payments that we are required to make upon conversion of the 2020 and 2021 Notes in excess of the principal amount of converted notes if our ordinary share price exceeds the conversion price. The 2020 and 2021 Notes Hedges are accounted for as derivative assets in accordance with ASC Topic 815. The 2017 Notes Hedges, as defined and described in Note 6, were fully settled in February 2015 when the 2020 Notes were issued.
Reclassifications. Certain prior period amounts in our consolidated financial statements have been reclassified to account for adoption of recent accounting guidance or to conform to the current period presentation.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Supplemental cash flow information. Cash paid for interest and income taxes was as follows (in thousands):

	Fiscal year ended
	December 25, 2016	December 27, 2015	December 31, 2014
Interest	$18,678	$11,198	$6,518
Income taxes	$4,334	$1,051	$1,525
Recent Accounting Pronouncements. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, and has subsequently issued several supplemental and/or clarifying ASUs (collectively “ASC 606”). ASC 606 prescribes a single common revenue standard that replaces most existing U.S. GAAP revenue recognition guidance. ASC 606 outlines a five-step model, under which we will recognize revenue as performance obligations within a customer contract are satisfied. ASC 606 is intended to provide more consistent interpretation and application of the principles outlined in the standard across filers in multiple industries and within the same industries compared to current practices, which should improve comparability. Adoption of ASC 606 is required for annual reporting periods beginning after December 15, 2017 (fiscal year 2018 for Wright), including interim periods within the reporting period. Upon adoption, we must elect to adopt either retrospectively to each prior reporting period presented or using the cumulative effect transition method with the cumulative effect of initial adoption recognized at the date of initial application. We have not determined what transition method we will use. We are currently assessing the impact that the future adoption of ASC 606 may have on our consolidated financial statements by analyzing our current portfolio of customer contracts, including a review of historical accounting policies and practices to identify potential differences in applying the guidance of ASC 606. Based on our preliminary review of our customer contracts, we expect that revenue on the majority of our customer contracts will continue to be recognized at a point in time, generally upon surgical implantation or shipment of products to distributors, consistent with our current revenue recognition model.
On April 7, 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, as part of its simplification initiative. The ASU changes the presentation of debt issuance costs in financial statements to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. Further, on August 16, 2015, the FASB issued ASU 2015-15 Presentation and Subsequent Measurement of Debt Issuance Costs Associated With Line-of-Credit Arrangements to clarify the Securities and Exchange Commission (SEC) staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements given the lack of guidance on this topic in ASU 2015-03. The SEC staff has announced that it would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. We adopted this guidance during the first quarter of 2016 on a retrospective basis. Accordingly, we reclassified debt issuance costs on our December 27, 2015 consolidated balance sheet, which decreased other assets and long-term debt by $16.2 million.
FASB ASU 2015-11 Simplifying the Measurement of Inventory was issued in July 2015. This requires entities to measure most inventory “at the lower of cost and net realizable value,” thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. The ASU will not apply to inventories that are measured by using either the last-in, first-out method or the retail inventory method. The ASU will be effective for us fiscal year 2017. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.
On September 25, 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments to simplify the accounting for measurement-period adjustments. The ASU, which is part of the FASB’s simplification initiative, was issued in response to stakeholder feedback that restatements of prior periods to reflect adjustments made to provisional amounts recognized in a business combination increase the cost and complexity of financial reporting but do not significantly improve the usefulness of the information. We adopted this ASU during fiscal year 2016. As detailed in Note 3, purchase price allocations for the Wright/Tornier merger are subject to adjustment during the measurement period. Under this ASU, an acquirer must recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined and must present these amounts separately on the face of the income statement or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date.
On November 20, 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, as part of its simplification initiative (i.e., the FASB's effort to reduce the cost and complexity of certain aspects of US GAAP). The ASU requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. It thus simplifies the prior guidance, which required entities to separately present deferred tax assets and deferred tax liabilities as current or noncurrent in a classified

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

balance sheet. We elected to early adopt this guidance for the year ended December 27, 2015 and retrospectively applied this guidance to the 2014 tax balances. We noted that this change did not significantly impact our consolidated financial statements.
On February 25, 2016, the FASB issued ASU 2016-02, Leases, which introduces a lessee model that brings most leases on the balance sheet. The new standard also aligns many of the underlying principles of the new lessor model with those in FASB ASC 606, the FASB’s new revenue recognition standard (e.g., those related to evaluating when profit can be recognized). Furthermore, the ASU addresses other concerns related to the current leases model. The ASU will be effective for us beginning in fiscal year 2019. We are in the initial phases of our adoption plans and; accordingly, we are unable to estimate any effect this may have on our consolidated financial statements.
On March 30, 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is to simplify accounting for income taxes, forfeitures, and withholding taxes, and reduce ambiguity in cash flow reporting. The ASU will be effective for us fiscal year 2017. We do not expect this change to significantly impact our consolidated financial statements.
On August 26, 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which amends the guidance in ASC 230 on the classification of certain cash receipts and payments in the statement of cash flows. The primary purpose of the ASU is to reduce the diversity in practice that has resulted from the lack of consistent principles on this topic. The ASU’s amendments add or clarify guidance on eight cash flow issues, including contingent consideration payments made after a business combination, and proceeds from the settlement of insurance claims. The guidance in the ASU is effective for us beginning in 2018 with early adoption permitted. We have elected to early adopt this guidance for the year ended December 25, 2016 and retrospectively applied this guidance to all periods presented. We noted that the application of this guidance did not impact the historical presentation of our statement of cash flows.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash, which amends ASC 230 to add or clarify guidance on the classification and presentation of restricted cash in the statement of cash flows. The amendments require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for public business entities for fiscal years beginning after December 15, 2017. However, early adoption is permitted. We have elected to early adopt the methodology for presenting restricted cash resulting from the Escrow Agreement described in Note 17 for the year ended December 25, 2016.
3. Acquisitions and Disposition
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
The acquired business contributed net sales of $307.4 million and operating loss of $23.9 million to our consolidated results of operations for the fiscal year ended December 25, 2016, which includes $37.7 million of inventory step-up amortization and $16.8 million of intangible asset amortization. Additionally, the acquired business contributed net sales of $73.3 million and operating loss of $13.4 million to our consolidated results of operations from the date of acquisition through December 27, 2015, which includes $10.3 million of inventory step-up amortization and $4.0 million of intangible asset amortization. This operating loss does not include the merger-related transaction costs discussed below.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

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
The following presents the allocation of the purchase consideration to the assets acquired and liabilities assumed on October 1, 2015 (in thousands):

Cash and cash equivalents	$30,117
Accounts receivable	63,797
Inventories	138,659
Other current assets	9,256
Property, plant and equipment, net	122,927
Intangible assets, net	213,600
Deferred income taxes	1,399
Other assets	8,658
Total assets acquired	588,413
Current liabilities	(101,623)
Long-term debt	(79,554)
Deferred income taxes	(31,878)
Other non-current liabilities	(8,434)
Total liabilities assumed	(221,489)
Net assets acquired	$366,924

Goodwill	667,311

Total preliminary purchase consideration	$1,034,235
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

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

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
The assets acquired in connection with the acquisition of Tornier and included in the above allocation of the purchase consideration include, among other assets, assets associated with legacy Tornier's Large Joints business. As described in more detail in Note 4, on October 21, 2016, pursuant to a binding offer letter dated as of July 8, 2016, Tornier France SAS and certain other entities related to us and Corin entered into a business sale agreement and simultaneously completed and closed the sale of our Large Joints business. Pursuant to the terms of the agreement, we sold substantially all of our assets related to our Large Joints business to Corin for approximately €29.7 million in cash, less approximately €10.7 million for net working capital adjustments.
Pro Forma Combined Financial Information (Unaudited)
The following unaudited pro forma combined financial information (in thousands) summarizes the results of operations for the periods indicated as if the Wright/Tornier merger had been completed as of January 1, 2014.

	Fiscal year ended
	December 27, 2015 [1]	December 31, 2014
Net sales	$615,490	$574,076
Net loss from continuing operations	$(293,055)	$(329,961)
___________________________

[1]	The 2015 results were restated for the divestiture of our Large Joints business.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

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
Pro forma information reflects adjustments that are expected to have a continuing impact on our results of operations and are directly attributable to the merger. The pro forma results include adjustments to reflect, among other things, the amortization of the inventory step-up, the incremental intangible asset amortization to be incurred based on the fair values of each identifiable intangible asset, and to eliminate interest expense related to legacy Tornier's former bank term debt and line of credit, which were repaid upon completion of the Wright/Tornier merger. The pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the merger had occurred as of January 1, 2014 or that may be obtained in the future, and do not reflect future synergies, integration costs, or other such costs or savings.
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
The acquisition was recorded by allocating the costs of the assets acquired based on their estimated fair values at the acquisition date. The excess of the cost of the acquisition over the fair value of the assets acquired was recorded as goodwill. The following is a summary of the estimated fair values of the assets acquired (in thousands):

Cash and cash equivalents	$416
Accounts receivable	2,366
Inventories	2,244
Other current assets	372
Property, plant and equipment, net	360
Intangible assets, net	21,584
Accounts payable and accrued liabilities	(2,196)
Total net assets acquired	$25,146

Goodwill	64,326

Total purchase consideration	$89,472
The purchase price allocation was adjusted in the quarter ended June 30, 2014 for the finalization of the valuation of the acquired intangible assets. Intangible assets decreased $0.5 million during the quarter ended June 30, 2014. During the quarter ended September 30, 2014 the purchase price allocation was adjusted to record certain tax-related liabilities existing at the date of acquisition. Accrued liabilities increased $0.2 million during the quarter ended September 30, 2014. The purchase price allocation is now considered final.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The goodwill is primarily attributable to strategic opportunities that arose from the acquisition of Solana. The goodwill is deductible for tax purposes.
Of the $21.6 million of acquired intangible assets, $11.7 million was assigned to purchased technology (10 year life), $9.3 million was assigned to customer relationships (12 year life), and $0.6 million was assigned to trademarks (2 year life).
The acquired business contributed revenues of $14.3 million and operating income of $1.3 million, which excludes transaction and transition costs, to our consolidated results from the date of acquisition through December 31, 2014. Our consolidated results include $7.2 million of transaction and transition expenses recognized in the year ended December 31, 2014.
OrthoPro, L.L.C.
On February 5, 2014, we acquired 100% of the outstanding equity of OrthoPro L.L.C., a privately held Salt Lake City, Utah orthopaedic company, for approximately $32.5 million in cash at closing, subject to a working capital adjustment, plus contingent consideration to be paid upon the achievement of certain revenue milestones in 2014 and 2015 (estimated fair value of contingent consideration is $0 as of December 31, 2014 and December 27, 2015). The transaction added OrthoPro's complementary extremity product portfolio to further accelerate growth opportunities in our global extremities business. The operating results from this acquisition are included in our consolidated financial statements from the acquisition date.
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
The acquisition was recorded by allocating the costs of the assets acquired based on their estimated fair values at the acquisition date. The excess of the cost of the acquisition over the fair value of the assets acquired was recorded as goodwill. The following is a summary of the estimated fair values of the assets acquired (in thousands):

Cash and cash equivalents	$98
Accounts receivable	1,308
Inventories	2,156
Prepaid and other current assets	49
Property, plant and equipment	1,801
Intangible assets	7,772
Accounts payable and accrued liabilities	(949)
Total net assets acquired	$12,235

Goodwill	20,801

Total purchase consideration	$33,036
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
The acquired business contributed revenues of $8.1 million and operating income of $0.5 million, which excludes transaction and transition costs, to our consolidated results from the date of acquisition through December 31, 2014. Our consolidated results include $5.1 million of transaction and transition expenses recognized in the year ended December 31, 2014.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

4. Discontinued Operations
For the years ended December 25, 2016 and December 27, 2015, our loss from discontinued operations, net of tax, totaled $267.4 million and $61.3 million and was attributable to the divestiture of the Large Joints Business and the OrthoRecon Business.  For the year ended December 31, 2014, our loss from discontinued operations, net of tax, totaled $19.2 million and was attributable to the OrthoRecon Business.  The basic and diluted weighted-average number of ordinary shares outstanding was 103.0 million, 64.8 million and 51.3 million for 2016, 2015, and 2014, respectively.  The basic and diluted net loss from discontinued operations per share was $2.60, $0.95 and $0.37 for 2016, 2015 and 2014, respectively.
Large Joints Business
On October 21, 2016, pursuant to a binding offer letter dated as of July 8, 2016, Tornier France, Corin, and certain other entities related to us and Corin entered into a business sale agreement and simultaneously completed and closed the sale of our Large Joints business. Pursuant to the terms of the agreement, we sold substantially all of the assets related to our Large Joints business to Corin for approximately €29.7 million in cash, less approximately €10.7 million for net working capital adjustments. Upon closing, the parties also executed a transitional services agreement and supply agreement, among other ancillary agreements required to implement the transaction. These agreements are on arm’s length terms and are not expected to be material to our consolidated financial statements.
All historical operating results for the Large Joints business, including costs associated with corporate employees and infrastructure transferred as a part of the sale, are reflected within discontinued operations in the consolidated statements of operations. Further, all assets and associated liabilities transferred to Corin were classified as assets and liabilities held for sale in our consolidated balance sheet for the year ended December 27, 2015. We recognized an impairment loss on assets held for sale of $21.3 million, before the effect of income taxes during 2016, based on the difference between the net carrying value of the assets and liabilities held for sale and the purchase price, less estimated adjustments and costs to sell. This loss was recorded within "Net loss from discontinued operations" in our consolidated statements of operations for the year ended December 25, 2016.
The following table summarizes the results of discontinued operations for the Large Joints business (in thousands, except per share data):

	Fiscal year ended
	December 25, 2016	December 27, 2015
Net sales	$35,318	$10,135
Cost of sales	20,244	5,633
Selling, general and administrative	18,808	5,021
Other	—	684
Loss from discontinued operations before income taxes	(3,734)	(1,203)
Impairment loss on assets held for sale, before income taxes	21,342	—
Total loss from discontinued operations before income taxes	(25,076)	(1,203)
Benefit for income taxes	5,615	199
Total loss from discontinued operations, net of tax	$(19,461)	$(1,004)

Net loss from discontinued operations per share-basic and diluted (Note 13) [1]	$(0.19)	$(0.02)

Weighted-average number of ordinary shares outstanding-basic and diluted (Note 13) [1]	102,968	64,808

[1]	The prior period weighted-average shares outstanding and net loss per share amounts were converted to meet post-merger valuations as described within Note 13.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The following table summarizes the assets and liabilities held for sale (in thousands):

	December 25, 2016	December 27, 2015
Assets:
Inventories, net	$—	$18,408
Prepaid expenses	—	79
Property, plant and equipment, net	—	16,513
Goodwill	—	9,355
Intangible assets, net	—	5,815
Total assets held for sale	$—	$50,170

Liabilities:
Other current liabilities	$—	$2,692
Total liabilities held for sale	$—	$2,692
Cash provided by operating activities and investing activities from the Large Joints business totaled $5.2 million and $20.7 million for the year ended December 25, 2016, respectively. Cash provided by operating activities from the Large Joints business totaled $2.9 million for the fiscal year ended December 27, 2015.
OrthoRecon Business
On January 9, 2014, legacy Wright completed the divestiture and sale of its OrthoRecon business to MicroPort Scientific Corporation. Pursuant to the terms of the agreement with MicroPort, the purchase price (as defined in the agreement) was approximately $283 million (including a working capital adjustment), which MicroPort paid in cash. As a result of the transaction, we recognized approximately $24.3 million as the gain on disposal of the OrthoRecon business, before the effect of income taxes.
All current and historical operating results for the OrthoRecon business are reflected within discontinued operations in the consolidated financial statements. The following table summarizes the results of discontinued operations for the OrthoRecon business (in thousands, except per share data):

	Fiscal year ended
	December 25, 2016	December 27, 2015	December 31, 2014
Net sales	$—	$—	$3,056
Selling, general and administrative	247,978	60,341	16,577
Loss from discontinued operations before income taxes	(247,978)	(60,341)	(13,521)
Provision for income taxes	—	—	5,666
Total loss from discontinued operations, net of tax	$(247,978)	$(60,341)	$(19,187)

Net loss from discontinued operations per share-basic and diluted (Note 13) [1]	$(2.41)	$(0.93)	$(0.37)

Weighted-average number of ordinary shares outstanding-basic and diluted (Note 13) [1]	102,968	64,808	51,293

[1]	The prior period weighted-average shares outstanding and net loss per share amounts were converted to meet post-merger valuations as described within Note 13.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

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
During the fiscal year ended December 25, 2016, we recognized a $196.6 million charge, net of insurance proceeds, within discontinued operations related to the retained metal-on-metal product liability claims associated with the OrthoRecon business (see Note 16 for additional discussion). We will incur continuing cash outflows associated with legal defense costs and the ultimate resolution of these contingent liabilities until these liabilities are resolved.
During the fiscal year ended December 27, 2015, we recognized a $25 million charge to write down an insurance receivable associated with product liability claims. Additionally, during 2015, we increased our estimated product liability by approximately $4 million for claims that had been incurred in prior periods. We have analyzed the impact of this adjustment and determined that this out-of-period charge did not have a material impact to the prior period financial statements. See Note 16 for additional information regarding our product liabilities and the associated insurance.
The 2014 effective tax rate within the results of discontinued operations reflects the sale of non-deductible goodwill of $25.8 million associated with the OrthoRecon business.
Cash provided by operating activities from the OrthoRecon business totaled $16.7 million for the year ended December 25, 2016 primarily due to the receipt of the $60 million insurance settlement, offset by legal defense costs and settlement of product liabilities. See further discussion in Note 16. Cash used in operating activities from the OrthoRecon business for the year ended December 27, 2015 was $28 million associated with legal defense costs and settlement of product liabilities, net of insurance proceeds received. During 2014, cash provided by the OrthoRecon business was approximately $250.5 million driven by the cash received from the sale of the OrthoRecon business.
5. Inventories
Inventories consist of the following (in thousands):

	December 25, 2016	December 27, 2015 [1]
Raw materials	$15,319	$18,057
Work-in-process	22,422	27,946
Finished goods	113,108	164,698
	$150,849	$210,701
___________________________

[1]	The prior period amounts have been adjusted to reflect balances associated with our Large Joints business, as these amounts were classified as held for sale at December 27, 2015
Finished goods inventories held as of December 27, 2015 include an inventory fair value step-up of $37.7 million which was fully amortized during 2016.

6. Fair Value of Financial Instruments and Derivatives
We account for derivatives in accordance with FASB ASC 815, which establishes accounting and reporting standards requiring that derivative instruments be recorded on the balance sheet as either an asset or liability measured at fair value. Additionally, changes in the derivatives' fair value are recognized currently in earnings unless specific hedge accounting criteria are met.
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

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Level 3:
Financial instruments that are not actively traded on a market exchange. This category includes situations where there is little, if any, market activity for the financial instrument. The prices are determined using significant unobservable inputs or valuation techniques.

2021 Conversion Derivative and Notes Hedging
On May 20, 2016, we issued $395 million aggregate principal amount of 2.25% cash convertible senior notes due 2021 (the 2021 Notes). See Note 9 of the consolidated financial statements for additional information regarding the 2021 Notes. The 2021 Notes have a conversion derivative feature (2021 Notes Conversion Derivative) that requires bifurcation from the 2021 Notes in accordance with ASC Topic 815, and is accounted for as a derivative liability. The fair value of the 2021 Notes Conversion Derivative at the time of issuance of the 2021 Notes was $117.2 million.
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
The following table summarizes the fair value and the presentation in the consolidated balance sheet (in thousands) of the 2021 Notes Hedges and 2021 Notes Conversion Derivative:

	Location on consolidated balance sheet	December 25, 2016
2021 Notes Hedges	Other assets	$159,095
2021 Notes Conversion Derivative	Other liabilities	$161,601
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
The following table summarizes the net gain on changes in fair value (in thousands) related to the 2021 Notes Hedges and 2021 Notes Conversion Derivative:

Fiscal year ended December 25, 2016
2021 Notes Hedges	$59,278
2021 Notes Conversion Derivative	(44,377)
Net gain on changes in fair value	$14,901
2020 Conversion Derivative and Notes Hedging
On February 13, 2015, WMG issued $632.5 million aggregate principal amount of 2.00% cash convertible senior notes due 2020 (the 2020 Notes). See Note 9 of the consolidated financial statements for additional information regarding the 2020 Notes. The 2020 Notes have a conversion derivative feature (2020 Notes Conversion Derivative) that requires bifurcation from the 2020 Notes in accordance with ASC Topic 815, and is accounted for as a derivative liability. The fair value of the 2020 Notes Conversion Derivative at the time of issuance of the 2020 Notes was $149.8 million.
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

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

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
The following table summarizes the fair value and the presentation in the consolidated balance sheet (in thousands) of the 2020 Notes Hedges and 2020 Notes Conversion Derivative:

	Location on consolidated balance sheet	December 25, 2016	December 27, 2015
2020 Notes Hedges	Other assets	$77,232	$127,758
2020 Notes Conversion Derivative	Other liabilities	$77,758	$129,107
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
The following table summarizes the net gain on changes in fair value (in thousands) related to the 2020 Notes Hedges and 2020 Notes Conversion Derivative:

	Fiscal year ended
	December 25, 2016	December 27, 2015
2020 Notes Hedges	$(46,634)	$(17,085)
2020 Notes Conversion Derivative	51,799	20,677
Net gain on changes in fair value	$5,165	$3,592
2017 Conversion Derivative and Notes Hedging
On August 31, 2012, WMG issued $300 million aggregate principal amount of 2.00% cash convertible senior notes due 2017 (the 2017 Notes). See Note 9 of the consolidated financial statements for additional information regarding the 2017 Notes. The 2017 Notes have a conversion derivative feature (2017 Notes Conversion Derivative) that requires bifurcation from the 2017 Notes in accordance with ASC Topic 815, and is accounted for as a derivative liability. The fair value of the 2017 Notes Conversion Derivative at the time of issuance of the 2017 Notes was $48.1 million.
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

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

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
The following table summarizes the fair value and the presentation in the consolidated balance sheet (in thousands) of the 2017 Notes Conversion Derivative:

	Location on consolidated balance sheet	December 25, 2016	December 27, 2015
2017 Notes Conversion Derivative	Other liabilities	$164	$10,440
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
The following table summarizes the net gain on changes in fair value (in thousands) related to the 2017 Notes Hedges and 2017 Notes Conversion Derivative:

	Fiscal year ended
	December 25, 2016	December 27, 2015
2017 Notes Hedges	$—	$(10,236)
2017 Notes Conversion Derivative	8,207	16,408
Net gain on changes in fair value	$8,207	$6,172
To determine the fair value of the embedded conversion option in the 2017 Notes Conversion Derivative, 2020 Notes Conversion Derivative, and 2021 Notes Conversion Derivative, a trinomial lattice model was used. A trinomial stock price lattice model generates three possible outcomes of stock price - one up, one down, and one stable. This lattice generates a distribution of stock prices at the maturity date and throughout the life of the 2017 Notes, 2020 Notes, and 2021 Notes. Using this stock price lattice, a convertible note lattice was created where the value of the embedded conversion option was estimated by comparing the value produced in a convertible note lattice with the option to convert against the value without the ability to convert. In each case, the convertible note lattice first calculates the possible convertible note values at the maturity date, using the distribution of stock prices, which equals to the maximum of (x) the remaining bond cash flows and (y) stock price times the conversion price. The values of the 2017 Notes Conversion Derivative, 2020 Notes Conversion Derivative, and 2021 Notes Conversion Derivative at the valuation date were estimated using the values at the maturity date and moving back in time on the lattices (both for the lattice with the conversion option and without the conversion option). Specifically, at each node, if the 2017 Notes, 2020 Notes, or 2021 Notes are eligible for early conversion, the value at this node is the maximum of (i) converting to stock, which is the stock price times the conversion price, and (ii) holding onto the 2017 Notes, 2020 Notes, and 2021 Notes, which is the discounted and probability-weighted value from the three possible outcomes at the future nodes plus any accrued but unpaid coupons that are not considered at the future nodes. If the 2017 Notes, 2020 Notes, or 2021 Notes are not eligible for early conversion, the value of the conversion option at this node equals to (ii). In the lattice, a credit adjustment was applied to the discount for each cash flow in the model as the embedded conversion option, as well as the coupon and notional payments, is settled with cash instead of shares.
To estimate the fair value of the 2020 Notes Hedges and 2021 Notes Hedges, we used the Black-Scholes formula combined with credit adjustments, as the option counterparties have credit risk and the call options are cash settled. We assumed that the call options will be exercised at the maturity since our ordinary shares do not pay any dividends and management does not expect to declare dividends in the near term.
The following assumptions were used in the fair market valuations of the 2017 Notes Conversion Derivative, 2020 Notes Conversion Derivative, 2020 Notes Hedge, 2021 Notes Conversion Derivative, and 2021 Notes Hedge as of December 25, 2016:

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

	2017 Notes Conversion Derivative	2020 Notes Conversion Derivative	2020 Notes Hedge	2021 Notes Conversion Derivative	2021 Notes Hedge
Stock Price Volatility [1]	34.94%	34.81%	34.81%	36.76%	36.76%
Credit Spread for Wright [2]	6.00%	3.03%	N/A	3.80%	N/A
Credit Spread for Deutsche Bank AG [3]	N/A	N/A	1.41%	N/A	N/A
Credit Spread for Wells Fargo Securities, LLC [3]	N/A	N/A	0.30%	N/A	N/A
Credit Spread for JPMorgan Chase Bank [3]	N/A	N/A	0.44%	N/A	0.75%
Credit Spread for Bank of America [3]	N/A	N/A	N/A	N/A	0.65%

[1]	Volatility selected based on historical and implied volatility of ordinary shares of Wright Medical Group N.V.

[2]	Credit spread implied from traded price.

[3]	Credit spread of each bank is estimated using CDS curves. Source: Bloomberg.
The fair value of our notes conversion derivatives is determined using a trinomial lattice model and is classified in Level 3. We used a stock price volatility, which is one of the most significant assumptions, of 34.94%, 34.81%, and 36.76% in calculating the fair value of our 2017 Notes Conversion Derivative, 2020 Notes Conversion Derivative, and 2021 Notes Conversion Derivative, respectively, as of December 25, 2016. The change in the fair value resulting from a change in the stock price volatility would have a direct impact on net profit, with an increase in volatility resulting in an increase in the net loss and a decrease in volatility resulting in a decrease in the net loss for the period.
The following table depicts the impact that a 10% change in the stock price volatility would have on the fair value of the 2017 Notes Conversion Derivative, 2020 Notes Conversion Derivative, and 2021 Notes Conversion Derivative (in thousands except for percentages):

	Stock price volatility	Fair value at December 25, 2016	Fair value with 10% decrease in stock price volatility	Fair value with 10% increase in stock price volatility
2017 Notes Conversion Derivative	34.94%	$164	$103	$226
2020 Notes Conversion Derivative	34.81%	$77,758	$45,616	$110,119
2021 Notes Conversion Derivative	36.76%	$161,601	$129,991	$192,664
The fair value of our notes hedges is determined using the Black-Scholes formula combined with credit adjustments and is classified in Level 3. The stock price volatility as of December 25, 2016 was 34.81% and 36.76% for the 2020 Notes Hedges and 2021 Notes Hedges, respectively. A significant change in the stock price volatility price would result in a significant change in the fair value. We used a stock price volatility, which is one of the most significant assumptions, of 34.81% and 36.76% in calculating the fair value of the 2020 Notes Hedges and 2021 Notes Hedges, respectively, as of December 25, 2016. The change in the fair value resulting from a change in the stock price volatility would have a direct impact on net profit, with an increase in volatility resulting in a decrease in the net loss and a decrease in volatility resulting in an increase in the net loss for the period. The impact on profit would be offset due to volatility of notes hedges by a similar change in volatility of the notes conversion derivatives.
The following table depicts the impact that a 10% change in the stock price volatility would have on the fair value of the 2020 Notes Hedges and 2021 Notes Hedges (in thousands except for percentages):

	Stock price volatility	Fair value at December 25, 2016	Fair value with 10% decrease in stock price volatility	Fair value with 10% increase in stock price volatility
2020 Notes Hedges	34.81%	$77,232	$46,017	$108,566
2021 Notes Hedges	36.76%	$159,095	$128,733	$188,581
Derivatives not Designated as Hedging Instruments

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

We employ a derivative program using foreign currency forward contracts to mitigate the risk of currency fluctuations on our intercompany receivable and payable balances that are denominated in foreign currencies. These forward contracts are expected to offset the transactional gains and losses on the related intercompany balances. These forward contracts are not designated as hedging instruments under FASB ASC Topic 815. Accordingly, the changes in the fair value and the settlement of the contracts are recognized in the period incurred in the accompanying consolidated statements of operations. At December 25, 2016 and December 27, 2015, we had $0.4 million and $3.6 million in foreign currency contracts outstanding, respectively.
Financial Instruments
As part of our acquisition of WG Healthcare on January 7, 2013, we may be obligated to pay contingent consideration upon the achievement of certain revenue milestones; therefore, we have recorded the estimated fair value of future contingent consideration of approximately $0.4 million and $0.6 million as of December 25, 2016 and December 27, 2015, respectively.
As a result of the acquired sales and distribution business of Surgical Specialties Australia Pty. Ltd in 2015, we recorded contingent consideration of approximately $1.7 million and $1.5 million as of December 25, 2016 and December 27, 2015, respectively.
The fair value of the contingent consideration as of December 25, 2016 and December 27, 2015 was determined using a discounted cash flow model and probability adjusted estimates of the future earnings and is classified in Level 3. The 2016 discount rate is 12% for WG Healthcare and 14% for Surgical Specialties Australia Pty. Ltd. A change in the discount rate would have limited impact on our profits or the fair value of this contingent consideration. Changes in the fair value of contingent consideration are recorded in “Other expense (income), net” in our consolidated statements of operations.
On March 1, 2013, as part of our acquisition of BioMimetic Therapeutics, Inc. (BioMimetic), we issued Contingent Value Rights (CVRs) as part of the merger consideration. Each CVR entitles its holder to receive additional cash payments of up to $6.50 per share, which are payable upon receipt of FDA approval of AUGMENT® Bone Graft and upon achieving certain revenue milestones. On September 1, 2015, AUGMENT® Bone Graft received FDA approval and the first of the milestone payments associated with the CVRs was paid out at $3.50 per share, which totaled $98.1 million. The fair value of the CVRs outstanding at December 25, 2016 and December 27, 2015 was $37 million and $28 million, respectively, and was determined using the closing price of the security in the active market (Level 1). For the years ended December 25, 2016 and December 27, 2015, the change in the value of the CVRs resulted in expense of $8.7 million and income of $7.6 million, respectively, which was recorded in "Other expense (income), net" in our consolidated statements of operations. If, prior to March 1, 2019, sales of AUGMENT® Bone Graft reach $40 million over 12 consecutive months, cash payment would be required at $1.50 per share, or $42 million. Further, if, prior to March 1, 2019, sales of AUGMENT® Bone Graft reach $70 million over 12 consecutive months, an additional cash payment would be required at $1.50 per share, or $42 million.
The carrying value of cash and cash equivalents, accounts receivable, and accounts payable approximates the fair value of these financial instruments at December 25, 2016 and December 27, 2015 due to their short maturities and variable rates.
The following table summarizes the valuation of our financial instruments (in thousands):

	Total	Quoted prices in active markets (Level 1)	Prices with other observable inputs (Level 2)	Prices with unobservable inputs (Level 3)
At December 25, 2016
Assets
Cash and cash equivalents	$262,265	$262,265	$—	$—
Restricted cash	150,000	150,000	—	—
2020 Notes Hedges	77,232	—	—	77,232
2021 Notes Hedges	159,095	—	—	159,095
Total	$648,592	$412,265	$—	$236,327

Liabilities
2017 Notes Conversion Derivative	$164	$—	$—	$164
2020 Notes Conversion Derivative	77,758	—	—	77,758
2021 Notes Conversion Derivative	161,601	—	—	161,601
Contingent consideration	2,249	—	—	2,249
Contingent consideration (CVRs)	36,999	36,999	—	—
Total	$278,771	$36,999	$—	$241,772

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

	Total	Quoted prices in active markets (Level 1)	Prices with other observable inputs (Level 2)	Prices with unobservable inputs (Level 3)
At December 27, 2015
Assets
Cash and cash equivalents	$139,804	$139,804	$—	$—
2020 Notes Hedges	127,758	—	—	127,758
Total	$267,562	$139,804	$—	$127,758

Liabilities
2017 Notes Conversion Derivative	$10,440	$—	$—	$10,440
2020 Notes Conversion Derivative	129,107	—	—	129,107
Contingent consideration	2,340	—	—	2,340
Contingent consideration (CVRs)	28,310	28,310	—	—
Total	$170,197	$28,310	$—	$141,887
The following is a roll forward of our assets and liabilities measured at fair value (in thousands) on a recurring basis using unobservable inputs (Level 3):

	Balance at December 27, 2015	Additions	Transfers into Level 3	Gain/(loss) included in earnings	Settlements	Currency	Balance at December 25, 2016

2017 Notes Conversion Derivative	$(10,440)	$—	$—	$8,207	$2,069	$—	$(164)
2020 Notes Hedges	127,758	—	—	(46,634)	(3,892)	—	77,232
2020 Notes Conversion Derivative	(129,107)	—	—	51,799	(450)	—	(77,758)
2021 Notes Hedges	—	99,817	—	59,278	—	—	159,095
2021 Notes Conversion Derivative	—	(117,224)	—	(44,377)	—	—	(161,601)
Contingent consideration	(2,340)	(477)	—	(592)	1,035	125	(2,249)

7. Property, Plant and Equipment
Property, plant and equipment, net consists of the following (in thousands):

	December 25, 2016	December 27, 2015 [1]
Land and land improvements	$1,952	$1,986
Buildings	40,570	36,746
Machinery and equipment	45,141	38,003
Furniture, fixtures and office equipment	125,844	98,521
Construction in progress	7,058	21,505
Surgical instruments	147,713	134,655
	368,278	331,416
Less: Accumulated depreciation	(166,546)	(107,160)
	$201,732	$224,256
___________________________

[1]	The prior period amounts have been adjusted to reflect balances associated with our Large Joints business, as these amounts were classified as held for sale at December 27, 2015

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The components of property, plant and equipment recorded under capital leases consist of the following (in thousands):

	December 25, 2016	December 27, 2015
Buildings	$15,529	$12,408
Machinery and equipment	5,356	3,302
	20,885	15,710
Less: Accumulated depreciation	(4,482)	(3,052)
	$16,403	$12,658
Depreciation expense recognized within results of continuing operations approximated $55.8 million, $28.4 million, and $18.5 million for the fiscal years ended December 25, 2016, December 27, 2015, and December 31, 2014, respectively, and included depreciation of assets under capital leases.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

8. Goodwill and Intangibles
Changes in the carrying amount of goodwill occurring during the year ended December 25, 2016, are as follows (in thousands):

	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Total
Goodwill at December 27, 2015 [1]	$221,327	$555,312	$90,350	$866,989
Goodwill adjustment associated with Wright/Tornier merger	(2,802)	3,357	(14,223)	$(13,668)
Foreign currency translation	—	—	(2,279)	$(2,279)
Goodwill at December 25, 2016	$218,525	$558,669	$73,848	$851,042
1 The prior period amounts have been adjusted to reflect balances associated with our Large Joints business, as these amounts were classified as held for sale at December 27, 2015 (See Note 4).
Goodwill is recognized for the excess of the purchase price over the fair value of net assets of businesses acquired.
During the first quarter of 2016, our management, including our chief executive officer, who is our chief operating decision maker, began managing our operations as four operating segments: U.S. Lower Extremities & Biologics, U.S. Upper Extremities, International Extremities & Biologics, and Large Joints, based on our chief executive officer's review of financial information at the operating segment level to allocate resources and to assess the operating results and financial performance of each segment. Management's change to the way it monitors performance, aligns strategies, and allocates resources resulted in a change in our reportable segments (see Note 20). We determined that each reportable segment represents a reporting unit and, in accordance with ASC 350, the change required a re-allocation of goodwill to each reporting unit.  We allocated $219 million, $559 million, and $74 million of goodwill to the U.S. Lower Extremities & Biologics, U.S. Upper Extremities, and International Extremities & Biologics reportable segments, respectively. As a result of the sale of the Large Joints business, $9.4 million of goodwill which was allocated to the Large Joints reportable segment has been reclassified to assets held for sale within our consolidated balance sheet as of December 27, 2015.
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
During 2016, we revised opening balances acquired as a result of the Wright/Tornier merger for accounts receivable; inventory; intangible assets; property, plant and equipment; accrued expenses and other current liabilities; and deferred tax liabilities which resulted in a $13.7 million decrease in the preliminary value of goodwill determined as of December 27, 2015. See Note 3 for additional discussion of these adjustments.
Goodwill is also required to be tested for impairment at least annually. As of October 1, 2016, we performed a qualitative assessment of goodwill for impairment and determined that it is not more likely than not that the carrying value of our U.S. Lower Extremities & Biologics, U.S. Upper Extremities, and International Extremities & Biologics reporting units exceeded their respective fair values, indicating that goodwill was not impaired.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The components of our identifiable intangible assets, net are as follows (in thousands):

	December 25, 2016		December 27, 2015 [1]
	Cost	Accumulated amortization	Cost	Accumulated amortization
Indefinite life intangibles:
IPRD technology	$938		$15,290

Finite life intangibles:
Distribution channels	900	$374	250	$219
Completed technology	133,966	26,550	122,604	14,828
Licenses	4,868	1,115	4,868	703
Customer relationships	122,974	15,133	115,457	7,918
Trademarks	13,950	6,881	14,440	3,393
Non-compete agreements	11,810	7,833	7,521	2,917
Other	524	247	527	51
Total finite life intangibles	288,992	$58,133	265,667	$30,029

Total intangibles	289,930		280,957
Less: Accumulated amortization	(58,133)		(30,029)
Intangible assets, net	$231,797		$250,928
___________________________

[1]	The prior period amounts have been adjusted to reflect balances associated with our Large Joints business, as these amounts were classified as held for sale at December 27, 2015
During 2016, we received FDA clearance of PerFORM Rev/Rev+ and PerFORM+, which resulted in a $14.9 million reclassification from IPRD technology to completed technology.
Based on the total finite life intangible assets held at December 25, 2016, we expect to amortize approximately $27.2 million in 2017, $22.1 million in 2018, $20.4 million in 2019, $19.8 million in 2020, and $19.6 million in 2021.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

9. Debt and Capital Lease Obligations
Debt and capital lease obligations consist of the following (in thousands):

	December 25, 2016	December 27, 2015
Capital lease obligations	$14,892	$13,763

2021 Notes	280,811	—
2020 Notes [1]	482,364	489,006
2017 Notes [1]	1,971	55,865
Asset-based line of credit	30,000	—
Mortgages	2,544	2,740
Shareholder debt	1,773	1,998
	814,355	563,372
Less: current portion	(33,948)	(2,171)
	$780,407	$561,201

[1]	The prior period debt issuance costs were reclassified to account for adoptions of ASU 2015-03 and ASU 2015-15 (See Note 2).
2021 Notes
On May 20, 2016, we issued $395 million aggregate principal amount of the 2021 Notes pursuant to an indenture (2021 Notes Indenture) dated as of May 20, 2016 between us and The Bank of New York Mellon Trust Company, N.A., as trustee. The 2021 Notes require interest to be paid at an annual rate of 2.25% semi-annually in arrears on each May 15 and November 15, and mature on November 15, 2021 unless earlier converted or repurchased. The 2021 Notes are convertible, subject to certain conditions, solely into cash. The initial conversion rate for the 2021 Notes will be 46.8165 ordinary shares (subject to adjustment as provided in the 2021 Notes Indenture) per $1,000 principal amount of the 2021 Notes (subject to, and in accordance with, the settlement provisions of the 2021 Notes Indenture), which is equal to an initial conversion price of approximately $21.36 per ordinary share. We may not redeem the 2021 Notes prior to the maturity date, and no “sinking fund” is available for the 2021 Notes, which means that we are not required to redeem or retire the 2021 Notes periodically.
The holders of the 2021 Notes may convert their 2021 Notes at any time prior to May 15, 2021 solely into cash, in multiples of $1,000 principal amount, upon satisfaction of one or more of the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2016 (and only during such calendar quarter), if the last reported sale price of our ordinary shares for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of 2021 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our ordinary shares and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On or after May 15, 2021 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2021 Notes solely into cash, regardless of the foregoing circumstances. Upon conversion, a holder will receive an amount in cash, per $1,000 principal amount of the 2021 Notes, equal to the settlement amount as calculated under the 2021 Notes Indenture. If we undergo a fundamental change, as defined in the 2021 Notes Indenture, subject to certain conditions, holders of the 2021 Notes will have the option to require us to repurchase for cash all or a portion of their 2021 Notes at a repurchase price equal to 100% of the principal amount of the 2021 Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date, as defined in the 2021 Notes Indenture. In addition, following certain corporate transactions, we, under certain circumstances, will increase the applicable conversion rate for a holder that elects to convert its 2021 Notes in connection with such corporate transaction. The 2021 Notes are senior unsecured obligations that rank: (i) senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the 2021 Notes; (ii) equal in right of payment to any of our unsecured indebtedness that is not so subordinated; (iii) effectively junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and (iv) structurally junior to all indebtedness and other liabilities (including trade payables)

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

of our subsidiaries. As a result of the issuance of the 2021 Notes, we recorded deferred financing charges of approximately $7.3 million, which are being amortized over the term of the 2021 Notes using the effective interest method.
The 2021 Notes Conversion Derivative requires bifurcation from the 2021 Notes in accordance with ASC Topic 815, Derivatives and Hedging, and is accounted for as a derivative liability. See Note 6 for additional information regarding the 2021 Notes Conversion Derivative. The fair value of the 2021 Notes Conversion Derivative at the time of issuance of the 2021 Notes was $117.2 million and was recorded as original debt discount for purposes of accounting for the debt component of the 2021 Notes. This discount is amortized as interest expense using the effective interest method over the term of the 2021 Notes. For the year ended December 25, 2016, we recorded $9.8 million of interest expense related to the amortization of the debt discount based upon an effective rate of 9.72%.
The components of the 2021 Notes were as follows (in thousands):

December 25, 2016
Principal amount of 2021 Notes	$395,000
Unamortized debt discount	(107,441)
Unamortized debt issuance costs	(6,748)
Net carrying amount of 2021 Notes	$280,811
The estimated fair value of the 2021 Notes was approximately $497.0 million at December 25, 2016, based on a quoted price in an active market (Level 1).
We entered into 2021 Notes Hedges in connection with the issuance of the 2021 Notes with two counterparties. The 2021 Notes Hedges, which are cash-settled, are generally intended to reduce our exposure to potential cash payments that we would be required to make if holders elect to convert the 2021 Notes at a time when our ordinary share price exceeds the conversion price. However, in connection with certain events, including, among others, (i) a merger or other make-whole fundamental change (as defined in the 2021 Notes Indenture); (ii) certain hedging disruption events, which may include changes in tax laws, an increase in the cost of borrowing our ordinary shares in the market or other material increases in the cost to the option counterparties of hedging the 2021 Note Hedges; (iii) our failure to perform certain obligations under the 2021 Notes Indenture or under the 2021 Notes Hedges; (iv) certain payment defaults on our existing indebtedness in excess of $25 million; or (v) if we or any of our significant subsidiaries become insolvent or otherwise becomes subject to bankruptcy proceedings, the option counterparties have the discretion to terminate the 2021 Notes Hedges, which may reduce the effectiveness of the 2021 Notes Hedges. In addition, the option counterparties have broad discretion to make certain adjustments to the 2021 Notes Hedges and warrant transactions upon the occurrence of certain other events, including, among others, (i) any adjustment to the conversion rate of the 2021 Notes; or (ii) upon the announcement of certain significant corporate events, including events that may give rise to a termination event as described above, such as the announcement of a third-party tender offer. Any such adjustment may also reduce the effectiveness of the 2021 Note Hedges. The aggregate cost of the 2021 Notes Hedges was $99.8 million and is accounted for as a derivative asset in accordance with ASC Topic 815. See Note 6 of the consolidated financial statements for additional information regarding the 2021 Notes Hedges.
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

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

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
2020 Notes
On February 13, 2015, WMG issued $632.5 million aggregate principal amount of the 2020 Notes pursuant to an indenture (2020 Notes Indenture) dated as of February 13, 2015 between WMG and The Bank of New York Mellon Trust Company, N.A., as trustee. The 2020 Notes require interest to be paid semi-annually on each February 15 and August 15 at an annual rate of 2.00%, and mature on February 15, 2020 unless earlier converted or repurchased. The 2020 Notes are convertible at the option of the holder, during certain periods and subject to certain conditions described below, solely into cash at an initial conversion rate of 32.3939 shares of WMG common stock per $1,000 principal amount of the 2020 Notes, subject to adjustment upon the occurrence of certain events, which represents an initial conversion price of approximately $30.87 per share of WMG common stock. On November 24, 2015, Wright Medical Group N.V. executed a supplemental indenture, fully and unconditionally guaranteeing, on a senior unsecured basis, WMG’s obligations relating to the 2020 Notes, changing the underlying reference securities from WMG common stock to Wright Medical Group N.V. ordinary shares and making a corresponding adjustment to the conversion price. From and after the effective time of the Wright/Tornier merger, (i) all calculations and other determinations with respect to the 2020 Notes previously based on references to WMG common stock are calculated or determined by reference to our ordinary shares, and (ii) the conversion rate (as defined in the 2020 Notes Indenture) for the 2020 Notes was adjusted to an initial conversion rate of 33.39487 ordinary shares (subject to adjustment as provided in the 2020 Notes Indenture) per $1,000 principal amount of the 2020 Notes, which represents an initial conversion price of approximately $29.94 per ordinary share (subject to, and in accordance with, the settlement provisions of the 2020 Notes Indenture). The 2020 Notes may not be redeemed by WMG prior to the maturity date, and no “sinking fund” is available for the 2020 Notes, which means that WMG is not required to redeem or retire the 2020 Notes periodically.
The holders of the 2020 Notes may convert their notes at any time prior to August 15, 2019 solely into cash, in multiples of $1,000 principal amount, upon satisfaction of one or more of the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2015 (and only during such calendar quarter), if the last reported sale price of our ordinary shares for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of 2020 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our ordinary shares and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. The Wright/Tornier merger did not result in a conversion right for holders of the 2020 Notes. On or after August 15, 2019 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2020 Notes solely into cash, regardless of the foregoing circumstances. Upon conversion, a holder will receive an amount in cash, per $1,000 principal amount of the 2020 Notes, equal to the settlement amount as calculated under the 2020 Notes Indenture. If WMG undergoes a fundamental change, as defined in the 2020 Notes Indenture, subject to certain conditions, holders of the 2020 Notes will have the option to require WMG to repurchase for cash all or a portion of their notes at a purchase price equal to 100% of the principal amount of the 2020 Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date, as defined in the 2020 Notes Indenture. In addition, following certain corporate transactions, WMG, under certain circumstances, will increase the applicable conversion rate for a holder that elects to convert its 2020 Notes in connection with such corporate transaction. The 2020 Notes are senior unsecured obligations that rank: (i) senior in right of payment to any of WMG's indebtedness that is expressly subordinated in right of payment to the 2020 Notes; (ii) equal in right of payment to any of WMG's unsecured indebtedness that is not so subordinated; (iii) effectively junior in right of payment to any secured indebtedness to the extent of the value of the assets securing such indebtedness; and (iv) structurally junior to all indebtedness and other liabilities (including trade payables) of WMG's subsidiaries. In conjunction with the issuance of the 2020 Notes, we recorded deferred financing charges of approximately $18.1 million, which are being amortized over the term of the 2020 Notes using the effective interest method.
The 2020 Notes Conversion Derivative requires bifurcation from the 2020 Notes in accordance with ASC Topic 815, Derivatives and Hedging, and is accounted for as a derivative liability. See Note 6 of the consolidated financial statements for additional information regarding the 2020 Notes Conversion Derivative. The fair value of the 2020 Notes Conversion Derivative at the time of issuance of the 2020 Notes was $149.8 million and was recorded as original debt discount for purposes of accounting for the debt component of the 2020 Notes. This discount is amortized as interest expense using the effective interest method over the term

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

of the 2020 Notes. For the years ended December 25, 2016 and December 27, 2015, we recorded $25.9 million and $21.8 million, respectively, of interest expense related to the amortization of the debt discount based upon an effective rate of 8.54%.
Concurrently with the issuance and sale of the 2021 Notes, certain holders of the 2020 Notes exchanged approximately $45.0 million aggregate principal amount of their 2020 Notes for the 2021 Notes. For each $1,000 principal amount of 2020 Notes validly submitted for exchange, we delivered $990.0 principal amount of the 2021 Notes (subject to rounding down to the nearest $1,000 principal amount of the 2021 Notes, the difference being referred as the rounded amount) to the investor plus an amount of cash equal to the unpaid interest on the 2020 Notes and the rounded amount. As a result of this note exchange and retirement of $45.0 million aggregate principal amount of the 2020 Notes, we recognized approximately $9.3 million for the write-off of related pro-rata unamortized deferred financing fees and debt discount within “Other expense (income), net” in our consolidated statements of operations during the year ended December 25, 2016.
The components of the 2020 Notes were as follows (in thousands):

	December 25, 2016	December 27, 2015
Principal amount of 2020 Notes	$587,500	$632,500
Unamortized debt discount	(93,749)	(127,953)
Unamortized debt issuance costs	(11,387)	(15,541)
Net carrying amount of 2020 Notes [1]	$482,364	$489,006

[1]	The prior period debt issuance costs were reclassified to account for adoption of ASU 2015-03 and ASU 2015-15 (See Note 2).
The estimated fair value of the 2020 Notes was approximately $629 million at December 25, 2016, based on a quoted price in an active market (Level 1).
WMG entered into the 2020 Notes Hedges in connection with the issuance of the 2020 Notes with three option counterparties. The 2020 Notes Hedges, which are cash-settled, are generally intended to reduce WMG's exposure to potential cash payments that WMG would be required to make if holders elect to convert the 2020 Notes at a time when our ordinary share price exceeds the conversion price. However, in connection with certain events, including, among others, (i) a merger or other make-whole fundamental change (as defined in the 2020 Notes indenture); (ii) certain hedging disruption events, which may include changes in tax laws, an increase in the cost of borrowing our ordinary shares in the market or other material increases in the cost to the option counterparties of hedging the 2020 Note Hedges; (iii) WMG's failure to perform certain obligations under the 2020 Notes Indenture or under the 2020 Notes Hedges; (iv) certain payment defaults on WMG's existing indebtedness in excess of $25 million; or (v) if WMG or any of its significant subsidiaries become insolvent or otherwise becomes subject to bankruptcy proceedings, the option counterparties have the discretion to terminate the 2020 Note Hedges at a value determined by them in a commercially reasonable manner and/or adjust the terms of the 2020 Note Hedges, which may reduce the effectiveness of the 2020 Note Hedges. In addition, the option counterparties have broad discretion to make certain adjustments to the 2020 Notes Hedges upon the occurrence of certain other events, including, among others, (i) any adjustment to the conversion rate of the 2020 Notes; or (ii) upon the announcement of certain significant corporate events, including events that may give rise to a termination event as described above, such as the announcement of a third-party tender offer. Any such adjustment may also reduce the effectiveness of the 2020 Note Hedges. The aggregate cost of the 2020 Notes Hedges was $144.8 million and is accounted for as a derivative asset in accordance with ASC Topic 815. See Note 6 of the consolidated financial statements for additional information regarding the 2020 Notes Hedges.
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

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

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
2017 Notes
On August 31, 2012, WMG issued $300 million aggregate principal amount of the 2017 Notes pursuant to an indenture (2017 Notes Indenture) dated as of August 31, 2012 between WMG and The Bank of New York Mellon Trust Company, N.A., as trustee. The 2017 Notes mature on August 15, 2017, and we pay interest on the 2017 Notes semi-annually on each February 15 and August 15 at an annual rate of 2.00%. WMG may not redeem the 2017 Notes prior to the maturity date, and no “sinking fund” is available for the 2017 Notes, which means that WMG is not required to redeem or retire the 2017 Notes periodically. The 2017 Notes are convertible at the option of the holder, during certain periods and subject to certain conditions as described below, solely into cash at an initial conversion rate of 39.3140 shares per $1,000 principal amount of the 2017 Notes, subject to adjustment upon the occurrence of specified events, which represents an initial conversion price of $25.44 per share. Holders may convert their 2017 Notes at any time prior to February 15, 2017 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending December 31, 2012 (and only during such calendar quarter), if the last reported sale price of our ordinary shares for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our ordinary shares and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. While we currently do not expect significant conversions because the 2017 Notes currently trade at a premium to the as-converted value, and a converting holder would forego future interest payments, any conversions would reduce our cash resources. On or after February 15, 2017 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2017 Notes solely into cash, regardless of the foregoing circumstances. Upon conversion, a holder will receive an amount in cash, per $1,000 principal amount of the 2017 Notes, equal to the settlement amount as calculated under the 2017 Notes Indenture. If we undergo a fundamental change, as defined in the 2017 Notes Indenture, subject to certain conditions, holders of the 2017 Notes will have the option to require WMG to repurchase for cash all or a portion of their 2017 Notes at a purchase price equal to 100% of the principal amount of the 2017 Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date, as defined in the 2017 Notes Indenture. In addition, following certain corporate transactions, WMG, under certain circumstances, will pay a cash make-whole premium by increasing the applicable conversion rate for a holder that elects to convert its 2017 Notes in connection with such corporate transaction. The 2017 Notes are senior unsecured obligations that rank: (i) senior in right of payment to any of WMG's indebtedness that is expressly subordinated in right of payment to the 2017 Notes; (ii) equal in right of payment to any of WMG's unsecured indebtedness that is not so subordinated; (iii) effectively junior in right of payment to any secured indebtedness to the extent of the value of the assets securing such indebtedness; and (iv) structurally junior to all indebtedness and other liabilities (including trade payables) of WMG's subsidiaries. As a result of the issuance of the 2017 Notes, we recognized deferred financing charges of approximately $8.8 million, which are being amortized over the term of the 2017 Notes using the effective interest method.
The 2017 Notes Conversion Derivative requires bifurcation from the 2017 Notes in accordance with ASC Topic 815, Derivatives and Hedging, and is accounted for as a derivative liability. See Note 6 of the consolidated financial statements for additional information regarding the 2017 Notes Conversion Derivative. The fair value of the 2017 Notes Conversion Derivative at the time of issuance of the 2017 Notes was $48.1 million and was recorded as original debt discount for purposes of accounting for the debt component of the 2017 Notes. This discount is amortized as interest expense using the effective interest method over the term of the 2017 Notes. For the years ended December 25, 2016 and December 27, 2015, we recorded $0.9 million and $2.9 million of interest expense related to the amortization of the debt discount, respectively, based upon an effective rate of 6.47%.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

In connection with the issuance of the 2020 Notes, on February 13, 2015, WMG repurchased and extinguished $240 million aggregate principal amount of the 2017 Notes and settled all of the 2017 Notes Hedges (receiving $70 million) and repurchased all of the warrants (paying $60 million) associated with the 2017 Notes. As a result of the repurchase, we recognized approximately $25.1 million for the write-off of related pro-rata unamortized deferred financing fees and debt discount within “Other expense (income), net” in our consolidated statements of operations during the year ended December 27, 2015.
Concurrently with the issuance and sale of the 2021 Notes, certain holders of the 2017 Notes exchanged approximately $54.4 million aggregate principal amount their 2017 Notes for the 2021 Notes. For each $1,000 principal amount of 2017 Notes validly submitted for exchange, we delivered $1,035.40 principal amount of 2021 Notes (subject to rounding down to the nearest $1,000 principal amount of the 2021 Notes, the difference being referred as the rounded amount) to the investor plus an amount of cash equal to the unpaid interest on the 2017 Notes and the rounded amount. In addition, during the three months ended June 26, 2016, we repurchased and extinguished an additional $3.6 million aggregate principal amount of the 2017 Notes in privately negotiated transactions. As a result of this exchange and these repurchases, we recognized approximately $3.0 million for the write-off of related pro-rata unamortized deferred financing fees and debt discount within “Other expense (income), net” in our consolidated statements of operations during the year ended December 25, 2016.
The components of the 2017 Notes were as follows (in thousands):

	December 25, 2016	December 27, 2015
Principal amount of 2017 Notes	$2,026	$60,000
Unamortized debt discount	(47)	(3,495)
Unamortized debt issuance costs	(8)	(640)
Net carrying amount of 2017 Notes [1]	$1,971	$55,865

[1]	The prior period debt issuance costs were reclassified to account for adoption of ASU 2015-03 and ASU 2015-15 (See Note 2).
The estimated fair value of the 2017 Notes was approximately $2.1 million at December 25, 2016, based on a quoted price in an active market (Level 1).
ABL Facility
On December 23, 2016, we, together with WMG and certain of our other wholly-owned U.S. subsidiaries (collectively, Borrowers), entered into a Credit, Security and Guaranty Agreement (ABL Credit Agreement) with Midcap Financial Trust, as administrative agent (Agent) and a lender and the additional lenders from time to time party thereto. The ABL Credit Agreement provides for a $150.0 million senior secured asset based line of credit, subject to the satisfaction of a borrowing base requirement (ABL Facility). The ABL Facility may be increased by up to $100.0 million upon the Borrowers’ request, subject to the consent of the Agent and each of the other lenders providing such increase. All borrowings under the ABL Facility are subject to the satisfaction of customary conditions, including the absence of default, the accuracy of representations and warranties in all material respects and the delivery of an updated borrowing base certificate. As of December 25, 2016, we had $30.0 million in borrowings outstanding under the ABL Facility. We have reflected this debt as a current liability on our consolidated balance sheet as of December 25, 2016, as required by US GAAP due to the weekly lockbox repayment/re-borrowing arrangement underlying the agreement, as well as the ability for the bank to accelerate the repayment of the debt under certain circumstances as described below. In conjunction with the ABL Facility, we incurred $2.5 million of debt issuance costs related to the ABL Facility, which is included within "Other assets" on our consolidated balance sheet as of December 25, 2016. These costs will be amortized over the five-year term of the ABL Facility as described below.
The interest rate margin applicable to borrowings under the ABL Facility is, at the option of the Borrowers, equal to either (a) 3.25% for base rate loans or (b) 4.25% for LIBOR rate loans, subject to a 0.75% LIBOR floor. In addition to paying interest on the outstanding loans under the ABL Facility, the Borrowers also are required to pay a customary unused line fee equal to 0.50% per annum in respect of unutilized commitments and certain other customary fees related to Agent’s administration of the ABL Facility. Beginning January 1, 2017, the Borrowers are required to maintain a minimum drawn balance on the ABL Facility equal to 20% of the average borrowing base for each month. To the extent the actual drawn balance is less than 20%, the Borrowers must pay a fee equal to the amount the lenders under the ABL Facility would have earned had the Borrowers maintained a minimum drawn balance equal to 20% of the average borrowing base for such month.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The ABL Credit Agreement requires that the Borrowers calculate the borrowing base for the ABL Facility on at least a monthly basis and each time the Borrowers make a draw on the ABL Facility in accordance with the formula set forth in the ABL Credit Agreement. The borrowing base is subject to adjustment and the implementation of reserves by the Agent in its permitted discretion, as further described in the ABL Credit Agreement. If at any time the outstanding drawn balance under the ABL Facility exceeds the borrowing base as in effect at such time, Borrowers will be required to prepay loans under the ABL Facility in an amount equal to such excess. Certain accounts receivables and proceeds of collateral of the Borrowers will be applied to reduce the outstanding principal amount of the ABL Facility on a periodic basis.
There is no scheduled amortization under the ABL Facility and (subject to borrowing base requirements and applicable conditions to borrowing) the available revolving commitment may be borrowed, repaid and reborrowed without restriction. All outstanding loans under the ABL Facility will be due and payable in full on the date that is the earliest to occur of (x) December 23, 2021, (y) the date that is 91 days prior to the maturity date of the 2020 Notes or (z) the date that is 91 days prior to the maturity date of the 2021 Notes, provided that, the springing maturity under clauses (y) and (z) are subject to the Borrowers’ ability to refinance, extend, renew or replace the 2020 Notes and/or the 2021 Notes, as applicable, in full pursuant to the terms of the ABL Credit Agreement. Any voluntary or mandatory permanent reduction or termination of the revolving commitments under the ABL Facility is subject to a prepayment premium applicable to such reduced or terminated amount equal to (i) 3.0% through December 23, 2017, (ii) 2.0% from December 24, 2017 through December 23, 2018 and (iii) 0.75% at any time thereafter.
The ABL Credit Agreement contains certain negative covenants that restrict our ability to take certain actions as specified in the Credit Agreement and an affirmative covenant that we maintain net revenue at or above minimum levels and maintain liquidity in the United States at a level specified in the ABL Credit Agreement, subject to certain exceptions. All of the obligations under the ABL Facility are guaranteed jointly and severally by Wright Medical Group N.V. and each of the Borrowers on the terms set forth in the ABL Credit Agreement. Subject to certain exceptions set forth in the ABL Credit Agreement, amounts outstanding under the ABL Facility are secured by a senior first priority security interest in substantially all existing and after-acquired assets of Wright Medical Group N.V. and each Borrower.
Mortgages and Shareholder Debt
We have mortgages and other debt that had an outstanding balance of $2.5 million and $2.7 million at December 25, 2016 and December 27, 2015, respectively. The majority of this debt is mortgages that were acquired as a result of the Wright/Tornier merger. These mortgages are secured by an office building in Montbonnot, France and bear fixed annual interest rates of 2.55%-4.9%.
The shareholder debt acquired was the result of a 2008 transaction where a 51%-owned and consolidated subsidiary of legacy Tornier borrowed $2.2 million from a then-current member of the legacy Tornier board of directors, who was also a 49% owner of the consolidated subsidiary. This loan was used to partially fund the purchase of real estate in Grenoble, France, to be used as a manufacturing facility. Interest on the debt is variable-based on the three-month Euro Libor rate plus 0.5% and has no stated term. The outstanding balance on this debt was $1.8 million and $2.0 million as of December 25, 2016 and December 27, 2015, respectively. See Note 18 of the consolidated financial statements for additional information regarding this related party transaction.
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

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Maturities
Aggregate annual maturities of our current and long-term obligations at December 25, 2016, excluding capital lease obligations and the ABL Facility, are as follows (in thousands):

2017	$2,587
2018	490
2019	204
2020	587,650
2021	395,000
Thereafter	2,911
$988,842
The table set forth above excludes amounts borrowed under the ABL Facility. As described previously, all outstanding loans under the ABL Facility will be due and payable in full on December 23, 2021 or earlier under certain specified circumstances as previously described.
As discussed in Note 7, we have acquired certain property and equipment pursuant to capital leases. At December 25, 2016, future minimum lease payments under capital lease obligations, together with the present value of the net minimum lease payments, are as follows (in thousands):

2017	$2,294
2018	2,244
2019	2,164
2020	2,013
2021	1,720
Thereafter	7,823
Total minimum payments	18,258
Less amount representing interest	(3,366)
Present value of minimum lease payments	14,892
Current portion	(1,360)
Long-term portion	$13,532

10. Accumulated Other Comprehensive Income (AOCI)
Other comprehensive income (OCI) includes certain gains and losses that under US GAAP are included in comprehensive income but are excluded from net income as these amounts are initially recorded as an adjustment to shareholders’ equity. Amounts in OCI may be reclassified to net income upon the occurrence of certain events.
Our 2014 OCI is comprised of foreign currency translation adjustments, unrealized gains and losses on available-for-sale securities, and adjustments to our minimum pension liability. Our 2015 and 2016 OCI is comprised solely of foreign currency translation adjustments. Foreign currency translation adjustments are reclassified to net income upon sale or upon a complete or substantially complete liquidation of an investment in a foreign entity. Unrealized gains and losses on available-for-sale securities are reclassified to net income if we sell the security before maturity or if the unrealized loss in a security is considered to be other-than-temporary.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Changes in and reclassifications out of AOCI, net of tax, for the fiscal years ended December 31, 2014, December 27, 2015, and December 25, 2016 were as follows (in thousands):

	Currency translation adjustment	Unrealized gain (loss) on marketable securities	Minimum pension liability adjustment	Total
Balance December 31, 2013	$17,610	$(1)	$344	$17,953
Other comprehensive income loss, net of tax	(17,840)	1	—	(17,839)
Reclassification to CTA and minimum pension liability adjustment [1]	2,628	—	(344)	2,284
Balance December 31, 2014	$2,398	$—	$—	$2,398
Other comprehensive income loss, net of tax	(12,882)	—	—	(12,882)
Balance December 27, 2015	$(10,484)	$—	$—	$(10,484)
Other comprehensive income loss, net of tax	(8,977)	—	—	(8,977)
Balance December 25, 2016	$(19,461)	$—	$—	$(19,461)
___________________________

[1]
The balances of CTA and minimum pension liability adjustment within AOCI were written-off following the liquidation of our former Japanese subsidiary as part of the sale of our OrthoRecon business. This was recorded within the gain on the sale of the OrthoRecon business within results of discontinued operations.

11. Income Taxes
The components of our loss from continuing operations before income taxes are as follows (in thousands):

	Fiscal year ended
	December 25, 2016	December 27, 2015	December 31, 2014
U.S.	$(140,190)	$(225,473)	$(242,998)
Foreign [1]	(38,150)	(15,535)	(3,832)
Loss from continuing operations before income taxes [1]	$(178,340)	$(241,008)	$(246,830)
___________________________

[1]	The 2015 results were restated for the divestiture of our Large Joints business.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The components of our benefit for income taxes are as follows (in thousands):

	Fiscal year ended
	December 25, 2016	December 27, 2015	December 31, 2014
Current provision (benefit):
U.S.:
Federal	$(1,971)	$—	$(48)
State	(281)	255	198
Foreign [1]	3,860	562	1,674
Total current provision [1]	1,608	817	1,824
Deferred (benefit) provision:
U.S.:
Federal	1,244	(1,450)	(3,164)
State	142	(166)	(1,411)
Foreign [1]	(16,400)	(2,853)	(3,583)
Total deferred benefit [1]	(15,014)	(4,469)	(8,158)
Total benefit for income taxes [1]	$(13,406)	$(3,652)	$(6,334)
___________________________

[1]	The 2015 results were restated for the divestiture of our Large Joints business.
A reconciliation of the statutory U.S. federal income tax rate to our effective income tax rate for continuing operations is as follows:

	Fiscal year ended
	December 25, 2016	December 27, 2015	December 31, 2014
Income tax benefit at statutory rate	35.0%	35.0%	35.0%
State income taxes	2.9%	3.7%	1.8%
Change in valuation allowance	(32.6)%	(36.5)%	(15.9)%
CVR fair market value adjustment	(1.7)%	1.1%	(17.7)%
Foreign income tax rate differential [1]	3.3%	(0.9)%	0.2%
Other, net	0.6%	(0.7)%	(0.8)%
Total [1]	7.5%	1.7%	2.6%
___________________________

[1]	The 2015 rates were revised to reflect the historical results of our Large Joints business within results from discontinued operations.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The significant components of our deferred income taxes as of December 25, 2016 and December 27, 2015 are as follows (in thousands):

	Fiscal year ended
	December 25, 2016	December 27, 2015
Deferred tax assets:
Net operating loss carryforwards	$333,282	$289,715
General business credit carryforwards	5,671	6,121
Reserves and allowances	158,834	52,482
Share-based compensation expense	20,818	18,423
Convertible debt notes and conversion options	28,437	46,631
Other	1,173	6,720
Valuation allowance	(479,404)	(336,060)

Total deferred tax assets	68,811	84,032

Deferred tax liabilities:
Depreciation	10,055	8,455
Intangible assets	52,123	58,266
Convertible notes bond hedges	30,120	49,826
Other	2,565	6,660

Total deferred tax liabilities	94,863	123,207

Net deferred tax liabilities	$(26,052)	$(39,175)
At December 25, 2016, we had net operating loss carryforwards for U.S. federal income tax purposes of approximately $793 million, of which approximately $8 million related to equity compensation deductions, for which when realized, the resulting benefit will be credited to shareholders' equity. The federal net operating losses begin to expire in 2017 and extend through 2036. State net operating loss carryforwards at December 25, 2016 totaled approximately $761 million, which begin to expire in 2017 and extend through 2036. Additionally, we had general business credit carryforwards of approximately $6 million, which begin to expire in 2017 and extend through 2036. At December 25, 2016, we had foreign net operating loss carryforwards of approximately $105 million, $49 million of which do not expire and $56 million which begin to expire in 2017 and extend through 2029.
At December 25, 2016 and December 27, 2015, we had a valuation allowance of $479 million and $336 million, respectively, related to certain U.S. and foreign deferred tax assets. Our December 27, 2015 valuation allowance balance includes approximately $56 million allocated from the preliminary purchase consideration with respect to the merger with Tornier. As a result of the finalization of the valuation of acquired intangible assets by tax jurisdiction with respect to the merger, we reduced our valuation allowance by approximately $6 million. We recognized income tax expense for an increase in the valuation allowance of $149 million during the year ended December 25, 2016, primarily related to additional net operating losses and an increase in deferred tax assets associated with reserves and allowances incurred in the United States. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax planning strategies in making this assessment. Based upon the levels of historical taxable income, projections of future taxable income and the reversal of deferred tax liabilities over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowance.
It is our current practice and intention to reinvest the earnings of our subsidiaries in those operations. Therefore, we do not provide for deferred taxes on the excess of the financial reporting over the tax basis in our investments in subsidiaries that are essentially permanent in duration. We would recognize a deferred income tax liability if we were to determine that such earnings are no longer indefinitely reinvested. At December 25, 2016, undistributed earnings of our U.S. controlled foreign subsidiaries amounted to approximately $10 million. Due to the number of tax jurisdictions involved and the complexity of our legal entity structure, the complexity of the tax laws in the relevant jurisdictions, including, but not limited to, the rules pertaining to the utilization of foreign tax credits in the United States and the impact of projections of income for future years to all calculations, we believe it is not

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

practicable to estimate the amount of additional taxes which may be payable upon distribution of these earnings, however it is not expected to be significant.
As of December 25, 2016, our unrecognized tax benefits totaled approximately $8 million. The total amount of net unrecognized tax benefits that, if recognized, would affect the tax rate was approximately $3 million at December 25, 2016. Our 2014 U.S. federal income tax return is currently under examination by the Internal Revenue Service. It is, therefore, reasonably possible that our unrecognized tax benefits could change in the next twelve months as a result of settlements with taxing authorities as well as expirations of the statutes of limitations.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at December 28, 2015	$9,941
Additions for tax positions related to current year	407
Additions for tax positions of prior years	721
Reductions for tax positions of prior years	(2,657)
Settlements	(74)
Foreign currency translation	(243)
Balance at December 25, 2016	$8,095
We accrue interest required to be paid by the tax law for the underpayment of taxes on the difference between the amount claimed or expected to be claimed on the tax return and the tax benefit recognized in the financial statements. Management has made the policy election to record this interest as interest expense and penalties, that if incurred, would be recognized as penalty expense within "Other expense (income)" on our consolidated statements of operations. As of December 25, 2016, accrued interest and penalties related to our unrecognized tax benefits totaled approximately $0.2 million.
We file numerous consolidated and separate company income tax returns in the United States and in many foreign jurisdictions. We are no longer subject to foreign income tax examinations by tax authorities in significant jurisdictions for years before 2007. With few exceptions, we are subject to U.S. federal, state, and local income tax examinations for years 2013 through 2015. However, tax authorities have the ability to review years prior to these to the extent that we utilize tax attributes carried forward from those prior years.
12. Other Balance Sheet Information
Other long-term liabilities consist of the following (in thousands):

	December 25, 2016	December 27, 2015
Product liability reserves (Note 16)	$21,605	$13,990
Notes Conversion Derivatives (Note 6)	239,523	139,547
Contingent consideration and CVRs (Note 6)	37,918	29,858
Other	22,201	25,179
	$321,247	$208,574

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 25, 2016	December 27, 2015
Employee bonuses	$28,791	$27,515
Other employee benefits [1]	20,383	21,366
Royalties [1]	8,534	11,676
Taxes other than income	19,559	18,895
Commissions	16,891	15,196
Professional and legal fees	11,031	21,048
Contingent consideration (Note 6)	1,330	792
Product liability and other legal accruals (Note 16)	264,827	16,630
Other	36,358	38,053
	$407,704	$171,171

[1]	The prior period amounts have been adjusted to reflect balances associated with our Large Joints business, as these amounts were classified as held for sale at December 27, 2015 (See Note 4).
13. Capital Stock and Earnings Per Share
We are authorized to issue up to 320 million ordinary shares, each share with a par value of three Euro cents (€0.03). We had 103.4 million and 102.7 million ordinary shares issued and outstanding as of December 25, 2016 and December 27, 2015, respectively. As discussed in Note 3, the Wright/Tornier merger completed on October 1, 2015 has been accounted for as a “reverse acquisition” under US GAAP. As such, legacy Wright was considered the acquiring entity for accounting purposes; and therefore, legacy Wright’s historical results of operations replaced legacy Tornier’s historical results of operations for all periods prior to the merger. Additionally, each legacy Wright share was converted into the right to receive 1.0309 ordinary shares of the combined company and the par value was revised to reflect the €0.03 par value as compared to the legacy Wright par value of $0.01. As a result of the 2015 share conversion, the following amounts have been restated:

•	ordinary shares and APIC balances for the 2013 and 2014 periods included within the statements of shareholders' equity;

•	2014 earnings per share and weighted average ordinary shares outstanding on the statements of operations;

•	2014 weighted average ordinary shares outstanding below;

•	2014 impact of share-based compensation on earnings per share in Note 14; and

•	quarterly earnings per share and weighted average ordinary shares outstanding for the first, second and third quarters of 2015 as presented in Note 19.
FASB ASC Topic 260, Earnings Per Share, requires the presentation of basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted-average number of ordinary shares outstanding during the period. Diluted earnings per share is calculated to include any dilutive effect of our ordinary share equivalents. For the fiscal years ended December 25, 2016 and December 27, 2015, our ordinary share equivalents consisted of stock options, restricted stock units, and warrants. For the fiscal year ended December 31, 2014, our ordinary share equivalents consisted of stock options, restricted stock awards, restricted stock units, and warrants. The dilutive effect of the stock options, restricted stock awards, restricted stock units, and warrants is calculated using the treasury-stock method. Net-share settled warrants on the 2020 Notes and 2021 Notes were anti-dilutive for the years ended December 25, 2016 and December 27, 2015. Net-share settled warrants on the 2017 Notes were anti-dilutive for the year ended December 31, 2014.
We had outstanding options to purchase 10.4 million ordinary shares and 1.3 million restricted stock units at December 25, 2016, 9.9 million ordinary shares and 1.1 million restricted stock units at December 27, 2015, and 4.3 million ordinary shares and 0.3 million restricted stock units and restricted stock awards at December 31, 2014. None of the options, restricted stock units, or restricted stock awards were included in diluted earnings per share for the years ended December 25, 2016, December 27, 2015, and December 31, 2014 because we recorded a net loss for all periods; and therefore, including these instruments would be anti-dilutive.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The weighted-average number of ordinary shares outstanding for basic and diluted earnings per share purposes is as follows (in thousands):

	Fiscal year ended
	December 25, 2016	December 27, 2015	December 31, 2014
Weighted-average number of ordinary shares outstanding — basic[1]	102,968	64,808	51,293
Ordinary share equivalents	—	—	—
Weighted-average number of ordinary shares outstanding — diluted[1]	102,968	64,808	51,293

[1]	During 2015, the 2014 balances were converted to meet post-merger valuations as described above.
14. Share-Based Compensation
We currently have two share-based compensation plans under which share-based awards may be granted - the Wright Medical Group N.V. Amended and Restated 2010 Incentive Plan and the Wright Medical Group N.V. Amended and Restated Employee Stock Purchase Plan, which are described below. In addition, we have several legacy Wright and legacy Tornier share-based compensation plans and agreements under which stock options are outstanding, but no future share-based awards may be granted.
Amounts recognized in the consolidated financial statements with respect to share-based compensation are as follows:

	Fiscal year ended
	December 25, 2016	December 27, 2015	December 31, 2014
Total cost of share-based payment plans	$14,406	$24,716	$11,287
Amounts capitalized into inventory	(416)	(51)	(66)
Amortization of capitalized amounts	426	299	266
Charged against income before income taxes	14,416	24,964	11,487
Amount of related income tax benefit recognized in income	—	—	—
Impact to net loss from continuing operations	$14,416	$24,964	$11,487
Impact to net loss from discontinued operations	—	—	8,845
Impact to net loss	$14,416	$24,964	$20,332
Impact to basic and diluted loss per share, continuing operations [1]	$0.14	$0.39	$0.22
Impact to basic and diluted loss per share [1]	$0.14	$0.39	$0.40
Weighted-average number of shares outstanding - basic and diluted [1]	102,968	64,808	51,293

[1]	The prior year balances were converted to meet post-merger valuations as described in Note 13.
As of December 25, 2016, we had $40.6 million of total unrecognized share-based compensation cost related to unvested share-based compensation arrangements. This cost is expected to be recognized over a weighted-average period of 3.0 years.
On October 1, 2015, all stock options, restricted stock units and restricted stock awards outstanding as of the effective time of the Wright/Tornier merger automatically vested, resulting in $14.2 million in share-based compensation expense. Upon this acceleration, 1.3 million stock options vested with a weighted-average exercise price of $25.53 per share, and 0.3 million restricted stock units and restricted stock awards vested with a weighted-average grant-date fair value of $26.30 per share.
During 2014, as part of the divestiture of our OrthoRecon business to MicroPort, we modified share-based compensation awards held by employees assigned to MicroPort to accelerate vesting for unvested share-based compensation awards, as an incentive to induce each employee to accept and continue employment with MicroPort, contingent upon the closing of the sale. On January 12, 2014, all unvested share-based compensation awards held by these former 65 employees were vested, which was comprised of approximately 0.5 million unvested options with a weighted-average exercise price of $22.50 per share and 0.3 million restricted stock awards. The incremental cost associated with the modified share-based compensation totaled $8.8 million, and was recognized as a reduction to our gain realized on the sale of the OrthoRecon business in the first quarter of 2014. There were no outstanding stock options held by these former employees as of December 31, 2014.
Equity Incentive Plans

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

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
The 2010 Plan reserves for issuance a number of ordinary shares equal to the sum of (i) the number of ordinary shares available for grant under legacy Tornier's prior stock option plan as of February 2, 2011 (not including issued or outstanding shares granted pursuant to options under such plan as of such date); (ii) the number of ordinary shares forfeited upon the expiration, cancellation, forfeiture, cash settlement, or other termination following February 2, 2011 of an option outstanding as of February 2, 2011 under legacy Tornier's prior stock option plan; and (iii) 8,200,000 shares. As of December 25, 2016, 1,233,923 ordinary shares remained available for grant under the 2010 Plan, and there were 7,813,930 ordinary shares covering outstanding awards under such plan as of such date.
In addition to the legacy Tornier prior stock option plan mentioned above under which previously granted vested options remained outstanding as of December 25, 2016, there are two legacy Wright share-based compensation plans and four non-plan inducement option agreements under which previously granted vested options remained outstanding as of December 25, 2016, including the Wright Medical Group, Inc. Second Amended and Restated 2009 Equity Incentive Plan (the Legacy Wright 2009 Plan) and the Wright Medical Group, Inc. Fifth Amended and Restated 1999 Equity Incentive Plan. All of these plans and agreements were terminated with respect to future awards, and thus, no future share-based awards may be granted under any of these legacy plans and agreements.
No stock options or other share-based awards were granted under legacy Wright's share-based compensation plans during 2015 due to the pending Wright/Tornier merger. During 2014, legacy Wright granted 0.9 million stock options and 0.3 million restricted stock awards and restricted stock units to employees under the Legacy Wright 2009 Plan. All of the options issued under the Legacy Wright 2009 Plan expire after 10 years from the date of grant. All outstanding awards under the legacy Wright plans automatically vested on October 1, 2015 as a result of the Wright/Tornier merger; therefore, there are no restricted stock units or restricted stock awards outstanding at December 25, 2016 under these plans. However, there were 3,008,427 stock options outstanding as of December 25, 2016 under the legacy Wright plans.
Stock options
We estimate the fair value of stock options using the Black-Scholes valuation model. The Black-Scholes option-pricing model requires the input of estimates, including the expected life of stock options, expected stock price volatility, the risk-free interest rate and the expected dividend yield. Prior to the Wright/Tornier merger, the expected life of options was estimated based on historical option exercise and employee termination data. Post merger, the expected life of options was estimated based on the simplified method due to a lack of comparable, historical option exercise and employee termination data for the combined company. The expected stock price volatility assumption was estimated based upon historical volatility of our ordinary shares for both legacy Wright and legacy Tornier prior to October 1, 2015 and for the combined company after the Wright/Tornier merger. The risk-free interest rate was determined using U.S. Treasury rates where the term is consistent with the expected life of the stock options. Expected dividend yield is not considered as we have never paid dividends and have no plans of doing so in the future. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting forfeitures and record share-based compensation expense only for those awards that are expected to vest. The fair value of stock options is amortized on a straight-line basis over the respective requisite service period, which is generally the vesting period.
The weighted-average grant date fair value of stock options granted to employees in 2016, 2015, and 2014 was $7.36 per share, $7.05 per share, and $9.98 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model using the following assumptions:

Fiscal year ended
	December 25, 2016	December 27, 2015	December 31, 2014
Risk-free interest rate	1.1% - 1.4%	1.4% - 1.6%	1.5% - 1.8%
Expected option life	6 years	6 years	6 years
Expected price volatility	34%	33%	31%

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

A summary of our stock option activity during 2016 is as follows:

	Shares (000’s)	Weighted-average exercise price	Weighted-average remaining contractual life	Aggregate intrinsic value* ($000’s)
Outstanding at December 27, 2015	8,950	$21.66
Granted	1,870	21.16
Exercised	(440)	19.23
Forfeited or expired	(892)	21.38
Outstanding at December 25, 2016	9,488	$21.70	7.0	$22,235
Exercisable at December 25, 2016	5,948	$22.18	5.7	$13,698
________________________________

*
The aggregate intrinsic value is calculated as the difference between the market value of our ordinary shares as of December 25, 2016 and the exercise price of the options. The market value as of December 25, 2016 was $23.31 per share, which is the closing sale price of our ordinary shares on December 23, 2016, the last trading day prior to December 25, 2016, as reported by the NASDAQ Global Select Market.

The total intrinsic value of options exercised during 2016, 2015, and 2014 was $2.1 million, $0.4 million, and $5.3 million, respectively.
A summary of our stock options outstanding and exercisable at December 25, 2016 is as follows (shares in thousands):

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted-average remaining contractual life	Weighted-average exercise price	Number exercisable	Weighted-average exercise price
$2.00 — $16.00	327	3.5	$13.40	327	$13.40
$16.01 — $24.00	7,858	7.4	20.95	4,320	20.99
$24.01 — $35.87	1,303	5.7	28.32	1,301	28.33
	9,488	7.0	$21.70	5,948	$22.18

Restricted stock units and restricted stock awards
We calculate the grant date fair value of restricted stock units and restricted stock awards using the closing sale prices on the trading day of the grant date. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting forfeitures and record share-based compensation expense only for those awards that are expected to vest.
During 2016 and 2015, we granted 0.7 million and 1.1 million restricted stock units to employees with weighted-average grant-date fair values of $21.17 and $20.60 per share, respectively. During 2014, we granted 0.3 million restricted stock units and restricted stock awards to employees with a weighted-average grant-date fair value of $30.04. The fair value of the unvested restricted stock units granted after completion of the Wright/Tornier merger will be recognized on a straight-line basis over the respective requisite service period, which is generally the vesting period.
During 2016, we did not grant any restricted stock units to non-employees (other than non-employee directors who received such grants in consideration of their director service). During 2015 and 2014, we granted a negligible amount of restricted stock awards to non-employees.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

A summary of our restricted stock unit activity during 2016 is as follows:

	Shares (000’s)	Weighted-average grant-date fair value	Aggregate intrinsic value* ($000’s)
Unvested at December 27, 2015	1,133	$20.63
Granted	706	21.17
Vested	(298)	20.63
Forfeited	(206)	20.70
Unvested at December 25, 2016	1,335	$20.91	$31,112
___________________

*
The aggregate intrinsic value is calculated as the market value of our ordinary shares as of December 25, 2016. The market value as of December 25, 2016 was $23.31 per share, which is the closing sale price of our ordinary shares on December 23, 2016, the last trading day prior to December 25, 2016, as reported by the NASDAQ Global Select Market.

The total fair value of shares vested during 2016, 2015, and 2014 was $7.0 million, $11.8 million, and $5.4 million, respectively.
Inducement Stock Options
On occasion, legacy Wright granted stock options under an inducement stock option agreement, in order to induce candidates to commence employment with legacy Wright as a member of the executive management team. These options vested over a service period ranging from three to four years. All of the options issued under this agreement will expire after 10 years from the date of grant.
A summary of our inducement grant stock option activity during 2016 is as follows:

	Shares (000’s)	Weighted-average exercise price	Weighted-average remaining contractual life	Aggregate intrinsic value* ($000’s)
Outstanding at December 27, 2015	917	$16.69
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding at December 25, 2016	917	$16.69	5.0	$6,071
Exercisable at December 25, 2016	917	$16.69	5.0	$6,071
________________________________

*
The aggregate intrinsic value is calculated as the difference between the market value of ordinary shares as of December 25, 2016 and the exercise price of the shares. The market value as of December 25, 2016 was $23.31 per share, which is the closing sale price of our ordinary shares on December 23, 2016, the last trading day prior to December 25, 2016, as reported by the NASDAQ Global Select Market.

A summary of our inducement grant stock options outstanding and exercisable at December 25, 2016, is as follows (shares in thousands):

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted-average remaining contractual life	Weighted-average exercise price	Number exercisable	Weighted-average exercise price
$2.00 — $16.00	696	7.80	$15.57	696	$15.57
$16.01 — $35.87	221	5.80	20.22	221	20.22
	917	3.00	$16.69	917	$16.69
Employee Stock Purchase Plan
The Wright Medical Group N.V. Amended and Restated Employee Stock Purchase Plan (the ESPP), which is an amended and restated version of the Tornier N.V. 2010 Employee Stock Purchase Plan, was approved by our shareholders on June 28, 2016. Under the ESPP, we are authorized to issue and sell up to the sum of (i) 333,333 ordinary shares registered previously under the Tornier N.V. 2010 Employee Stock Purchase Plan and (ii) 216,227 additional ordinary shares approved under the ESPP. The total of 550,000 ordinary shares are authorized to be issued to employees of our company and certain designated subsidiaries who work

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

at least 20 hours per week. Under the ESPP, there are two six-month plan periods during each calendar year, one beginning January 1 and ending on June 30, and the other beginning July 1 and ending on December 31. However the compensation committee of the board of directors determined that the first plan period would be the three months beginning October 1, 2016 and ending December 31, 2016. Under the terms of the ESPP, each eligible employee can choose each offering period to have up to 20% of his or her eligible earnings withheld to purchase up to 1,000 of our ordinary shares. The purchase price of the shares is 85% of the market price on the first or last trading day of the offering period, whichever is lower. As of December 25, 2016, there were 502,512 ordinary shares available for future issuance under the ESPP.
Under the ESPP, the first plan purchase occurred on December 31, 2016 during the 2017 fiscal year. During 2016, we accrued a nominal amount of non-cash, share-based compensation expense related to the ESPP for the first plan purchase.
In applying the Black-Scholes methodology to purchase rights granted under the ESPP, we used the following assumptions:

Fiscal year ended
December 25, 2016
Risk-free interest rate	1.2% - 1.3%
Expected option life	3 months
Expected price volatility	33%
Legacy Wright also had a similar employee stock purchase plan (the Legacy Wright ESPP), under which its employees could choose each offering period to have up to 5% of his or her earnings, limited to $5,000, withheld to purchase WMG common stock. The purchase price of the stock was 85% of the lower of its beginning-of-period or end-of-period market price. Legacy Wright terminated the Legacy Wright ESPP after the completion of the second half of 2014 offering period due to the then pending Wright/Tornier merger; and therefore, as of December 27, 2015, there were no shares available for future issuance under the Legacy Wright ESPP.
Under the Legacy Wright ESPP, legacy Wright sold to employees approximately 22,000 shares of WMG common stock in 2014 with weighted-average fair value of $8.18 per share. During 2014, we recorded a nominal amount of non-cash, share-based compensation expense related to the Legacy Wright ESPP.
In applying the Black-Scholes methodology to the purchase rights granted under the Legacy Wright ESPP, we used the following assumptions:

Fiscal year ended
December 31, 2014
Risk-free interest rate	0.3% - 0.6%
Expected option life	6 months
Expected price volatility	31%

15. Retirement Benefit Plans
During the year ended December 25, 2016, we consolidated our retirement benefit plans into one defined contribution plan. Prior to this change, we offered one plan sponsored by legacy Wright and another sponsored by legacy Tornier.
Our defined contribution plan under Section 401(k) of the Internal Revenue Code of 1986, as amended (Code), covers U.S. employees who are 18 years of age and over. Under this plan, we have elected to make matching contributions to all eligible participants in an amount equal to 100% of the first three percent of eligible compensation, and 50% of the next two percent of eligible compensation, contributed to the Plan as deferral contributions.  Employees are 100% vested in their rollover contributions, employer nonelective contributions, employer matching contributions, qualified nonelective contributions, deferral contributions, safe harbor matching employer contributions and any earnings thereon. The expense related to this plan recognized within our results from continuing operations was $4.9 million in 2016.
Expense related to the Legacy Wright defined contribution plan recognized within our results from continuing operations was $2.5 million in 2015 and $1.6 million in 2014.
Expense related to the Legacy Tornier qualified defined contribution plan recognized within our results from continuing operations was $0.2 million in 2015.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

16. Commitments and Contingencies
Operating Leases
We lease certain equipment and office space under non-cancelable operating leases. Rental expense under operating leases approximated $10.5 million, $8.6 million, and $7.1 million for the years ended December 25, 2016, December 27, 2015, and December 31, 2014, respectively. Future minimum payments, by year and in the aggregate, under non-cancelable operating leases with initial or remaining lease terms of one year or more, are as follows at December 25, 2016 (in thousands):

2017	$9,740
2018	7,823
2019	5,596
2020	4,106
2021	3,528
Thereafter	8,295
$39,088
Portions of our payments for operating leases are denominated in foreign currencies and were translated in the table above based on their respective U.S. dollar exchange rates at December 25, 2016. These future payments are subject to foreign currency exchange rate risk.
Purchase Obligations
We have entered into certain supply agreements for our products which include minimum purchase obligations. As of December 25, 2016, we have minimum purchase obligations of $1.5 million and $3 million for 2017 and 2018, respectively.
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
Patent Litigation
In June 2013, Anglefix, LLC filed suit in the United States District Court for the Western District of Tennessee, alleging that our ORTHOLOC® products infringe Anglefix’s asserted patent. On April 14, 2014, we filed a request for Inter Partes Review (IPR) with the U.S. Patent and Trademark Office. In October 2014, the Court stayed the case pending outcome of the IPR. On June 30, 2015, the Patent Office Board entered judgment in our favor as to all patent claims at issue in the IPR. Following the conclusion of the IPR, the District Court lifted the stay, and we have been continuing with our defense as to remaining patent claims asserted by Anglefix. On June 27, 2016, the Court granted in part our motion for summary judgment on Anglefix’s lack of standing and

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

gave Anglefix 30 days to join the University of North Carolina (UNC) as a co-plaintiff in the lawsuit. On July 25, 2016, Anglefix filed a motion asking the Court to accept a waiver of claims by UNC as a substitute for joining UNC as a co-plaintiff in the lawsuit. The Court denied Anglefix’s motion, but granted leave for additional time to properly join UNC as co-plaintiff. Anglefix moved to add UNC as co-plaintiff on September 15, 2016. We opposed the motion and, on November 15, 2016, the Court allowed the motion, and subsequently directed Anglefix and UNC to file an amended complaint by January 18, 2017. We have filed motions for summary judgment of non-infringement and invalidity of the remaining patent claims asserted by Anglefix and a motion to exclude testimony by Anglefix’s technical expert. Anglefix has filed a motion for summary judgment of infringement of certain of the remaining asserted patent claims. The Court heard oral argument on those motions on January 31, 2017.
On September 23, 2014, Spineology filed a patent infringement lawsuit, Case No. 0:14-cv-03767, in the U.S. District Court in Minnesota, alleging that our X-REAM® bone reamer infringes U.S. Patent No. RE42,757 entitled “EXPANDABLE REAMER.”  In January 2015, on the deadline for service of its complaint, Spineology dismissed its complaint without prejudice and filed a new, identical complaint. We filed an answer to the new complaint with the Court on April 27, 2015. The Court conducted a Markman hearing on March 23, 2016. Mediation was held on August 11, 2016, but no agreement could be reached. The Court issued a Markman decision on August 30, 2016, in which it found all asserted product claims invalid as indefinite under applicable patent laws and construed several additional claim terms. The parties have completed fact and expert discovery with respect to the remaining asserted method claims. We have filed a motion for summary judgment of non-infringement of the remaining asserted patent claims and motions to exclude testimony from Spineology’s technical and damages experts. Spineology has filed a motion for summary judgment of infringement. The Court will hear oral argument on those motions on February 28, 2017.
On September 13, 2016, we filed a civil action, Case No. 2:16-cv-02737-JPM, against Spineology in the U.S. District Court for the Western District of Tennessee alleging breach of contract, breach of implied warranty against infringement, and seeking a judicial declaration of indemnification from Spineology for patent infringement claims brought against us stemming from our sale and/or use of certain expandable reamers purchased from Spineology. Spineology filed a motion to dismiss on October 17, 2016, but withdrew the motion on November 28, 2016. On December 7, 2016, Spineology filed an answer to our complaint and counterclaims, including counterclaims relating to a 2004 non-disclosure agreement between Spineology and WMT. On December 28, 2016, we filed a motion to dismiss the counterclaims relating to that 2004 agreement. On January 4, 2017, Spineology filed a motion for summary judgment on certain claims set forth in our complaint. We intend to oppose this motion.
On March 1, 2016, Musculoskeletal Transplant Foundation (MTF) filed suit against Solana and WMT in the United States District Court for the District of New Jersey alleging that the TenFUSE PIP product infringes U.S. Patent No. 6,432,436 entitled “Partially Demineralized Cortical Bone Constructs.” On May 25, 2016, we agreed to waive service of MTF’s complaint. Following a series of court-ordered extensions of time, we filed our answer to MTF’s complaint and counterclaims on December 5, 2016. We have reached a settlement in principle with MTF for an immaterial amount, which is in the process of being documented.
Subject to the provisions of the asset purchase agreement with MicroPort for the sale of the OrthoRecon business, we, as between us and MicroPort, would continue to be responsible for defense of pre-existing patent infringement cases relating to the OrthoRecon business, and for resulting liabilities, if any. All such pre-existing cases have been resolved.
Product Liability
We have received claims for personal injury against us associated with fractures of our PROFEMUR® long titanium modular neck product (PROFEMUR® Claims). As of December 25, 2016, there were 26 pending U.S. lawsuits and 48 pending non-U.S. lawsuits alleging such claims. The overall fracture rate for the product is low and the fractures appear, at least in part, to relate to patient demographics. Beginning in 2009, we began offering a cobalt-chrome version of our PROFEMUR® modular neck, which has greater strength characteristics than the alternative titanium version. Historically, we have reflected our liability for these claims as part of our standard product liability accruals on a case-by-case basis. However, during the quarter ended September 30, 2011, as a result of an increase in the number and monetary amount of these claims, management estimated our liability to patients in North America who have previously required a revision following a fracture of a PROFEMUR® long titanium modular neck, or who may require a revision in the future. Management has estimated that this aggregate liability ranges from approximately $21.9 million to $25.9 million. Any claims associated with this product outside of North America, or for any other products, will be managed as part of our standard product liability accrual methodology on a case-by-case basis.
Due to the uncertainty within our aggregate range of loss resulting from the estimation of the number of claims and related monetary payments, we have recorded a liability of $21.9 million, which represents the low-end of our estimated aggregate range of loss. We have classified $14.2 million of this liability as current in “Accrued expenses and other current liabilities,” as we expect to pay such claims within the next twelve months, and $7.7 million as non-current in “Other liabilities” on our consolidated balance sheet. We expect to pay the majority of these claims within the next three years.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

We are aware that MicroPort has recalled certain sizes of its cobalt chrome modular neck products as a result of alleged fractures. As of December 25, 2016, there were three pending U.S. lawsuits and five pending non-U.S. lawsuits against us alleging personal injury resulting from the fracture of a cobalt chrome modular neck. These claims will be managed as part of our standard product liability accrual methodology on a case-by-case basis.
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
As of December 25, 2016, there were approximately 1,200 lawsuits pending in the MDL and JCCP, and an additional 30 cases pending in various state courts. As of that date, we have also entered into approximately 950 so called "tolling agreements" with potential claimants who have not yet filed suit. Based on presently available information, we believe at least 350 of these lawsuits allege claims involving bilateral implants. As of December 25, 2016, there were also approximately 50 non-U.S. lawsuits pending. We believe we have data that supports the efficacy and safety of our metal-on-metal hip products. While continuing to dispute liability, we have participated in court supervised non-binding mediation in the MDL and expect to begin similar mediation in the JCCP.
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
The first bellwether trial in the MDL commenced on November 9, 2015 in Atlanta, Georgia. On November 24, 2015, the jury returned a verdict in favor of the plaintiff and awarded the plaintiff $1 million in compensatory damages and $10 million in punitive damages. We believe there were significant trial irregularities and vigorously contested the trial result. On December 28, 2015, we filed a post-trial motion for judgment as a matter of law or, in the alternative, for a new trial or a reduction of damages awarded. On April 5, 2016, the trial judge issued an order reducing the punitive damage award from $10 million to $1.1 million, but otherwise denied our motion. On May 4, 2016, we filed a notice of appeal with the United States Court of Appeals for the Eleventh Circuit. The United States Court of Appeals for the Eleventh Circuit heard oral arguments on January 26, 2017 and we are awaiting a decision of the Court. In light of the trial judge’s April 5th order, we recorded an accrual for this verdict in the amount of $2.1 million within “Accrued expenses and other current liabilities.”

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The first bellwether trial in the JCCP, which was scheduled to commence on October 31, 2016, and subsequently rescheduled to January 9, 2017, was settled for an immaterial amount.
The first state court metal-on-metal hip trial not part of the MDL or JCCP commenced on October 24, 2016, in St. Louis, Missouri. On November 3, 2016, the jury returned a verdict in our favor. The plaintiff has appealed.
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
WMT has been notified pursuant to the MSA that greater than 95% of eligible claimants timely elected to opt-in to the MSA settlement prior to the opt-in deadline. Accordingly, the 95% minimum opt-in rate appears to have been satisfied, subject to WMT's audit rights under the MSA.
WMT has escrowed $150 million to secure its obligations under the MSA. As additional security, Wright Medical Group N.V., the indirect parent company of WMT, agreed to guaranty WMT’s obligations under the MSA.
The MSA was entered into solely as a compromise of the disputed claims being settled and is not evidence that any claim has merit nor is it an admission of wrongdoing or liability by WMT. WMT will continue to vigorously defend metal-on-metal hip claims not settled pursuant to the MSA. As of December 25, 2016, we estimate there were approximately 630 outstanding metal-on-metal hip revision claims that would not be included in the MSA settlement, including approximately 200 claims with an implant duration of more than eight years, approximately 300 claims subject to possible statute of limitations preclusion, approximately 30 claims pending in U.S courts other than the MDL and JCCP, approximately 50 claims pending in non-U.S. courts, and approximately 50 claims that would be eligible for inclusion in the settlement but for the participation limitations contained in the MSA. We also estimate that there were approximately 650 outstanding metal-on-metal hip non-revision claims as of December 25, 2016. These non-revision cases are excluded from the MSA.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

As of December 25, 2016, our accrual for metal-on-metal claims totaled $256.6 million, of which $242.7 million is included in our consolidated balance sheet within “Accrued expenses and other current liabilities” and $13.9 million is included within “Other liabilities.”  Our accrual is based on (i) case by case accruals for specific cases where facts and circumstances warrant, including the $2.1 million accrual associated with the MDL bellwether verdict, and (ii) the implied settlement values for eligible claims under the MSA (assuming, in the absence of opt-in data, a 100% opt-in rate). We are unable to reasonably estimate the high-end of a possible range of loss for claims which may in the future elect to opt-out of the MSA settlement. Claims we can confirm would meet MSA eligibility criteria but are excluded from settlement due to the $240 million maximum settlement cap, or because they are state cases not part of the MDL or JCCP, have been accrued as though included in the settlement. Due to the general uncertainties surrounding all metal-on metal claims as noted above, as well as insufficient information about individual claims, we are presently unable to reasonably estimate a range of loss for revision claims that (i) do not meet MSA eligibility criteria, or (ii) are future claims; hence we have not accrued for these claims at the present time. However, we believe the high-end of a possible range of loss for existing revision claims that do not meet MSA eligibility criteria will not, on an average per case basis, exceed the average per case accrual we have taken for revision claims we can confirm do meet MSA eligibility criteria. Future claims will be evaluated for accrual on a case by case basis using the accrual methodologies described above (which could change if future facts and circumstances warrant).
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
In June 2014, St. Paul Surplus Lines Insurance Company (Travelers), which was an excess carrier in our coverage towers across multiple policy years, filed a declaratory judgment action in Tennessee state court naming us and certain of our other insurance carriers as defendants and asking the court to rule on the rights and responsibilities of the parties with regard to the CONSERVE® Claims. Among other things, Travelers appeared to dispute our contention that the CONSERVE® Claims arise out of more than a single occurrence thereby triggering multiple policy periods of coverage.  Travelers further sought a determination as to the applicable policy period triggered by the alleged single occurrence.  We filed a separate lawsuit in state court in California for declaratory judgment against certain carriers and breach of contract against the primary carrier, and moved to dismiss or stay the Tennessee action on a number of grounds, including that California is the most appropriate jurisdiction. During the third quarter of 2014, the California Court granted Travelers' motion to stay our California action. On April 29, 2016, we filed a dispositive motion seeking partial judgment in our favor in the Tennessee action. That motion is pending, and will be decided after the parties complete discovery regarding certain issues relating to the pending motion. On June 10, 2016, Travelers withdrew its motion for summary judgment in the Tennessee action. One of the other insurance companies in the Tennessee action has stated that it will re-file a similar motion in the future.
On October 28, 2016, WMT and Wright Medical Group, Inc. (Wright Entities), entered into a Settlement Agreement, Indemnity and Hold Harmless Agreement and Policy Buyback Agreement (Insurance Settlement Agreement) with a subgroup of three insurance carriers, namely Columbia Casualty Company, Travelers and AXIS Surplus Lines Insurance Company (collectively, the Three Settling Insurers), pursuant to which the Three Settling Insurers agreed to pay WMT an aggregate of $60 million (in addition to $10 million previously paid by Columbia) in a lump sum on or before the 30th business day after execution of the Insurance Settlement Agreement. This amount is in full satisfaction of all potential liability of the Three Settling Insurers relating to metal-on-metal hip and similar metal ion release claims, including but not limited to all claims in the MDL and the JCCP, and all claims asserted by WMT against the Three Settling Insurers in the Tennessee action described above.
On December 13, 2016, we filed a motion in the Tennessee action described above to include allegations of bad faith against the primary insurance carrier.  The motion was subsequently amended on February 8, 2017 to add similar bad faith claims against the remaining excess carriers.  That motion is pending.
As part of the settlement, the Three Settling Insurers bought back from WMT their policies in the five policy years beginning with the August 15, 2007- August 15, 2008 policy year (Repurchased Policy Years). Consequently, the Wright Entities have no further coverage from the Three Settling Insurers for any present or future claims falling in the Repurchased Policy Years, or any other period in which a released claim is asserted. Additionally, the Insurance Settlement Agreement contains a so-called most favored nation provision which could require us to refund a pro rata portion of the settlement amount if we voluntarily enter into a settlement with the remaining carriers in the Repurchased Policy Years on certain terms more favorable than analogous terms in the Insurance

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Settlement Agreement. The Tennessee action will continue as to the remaining defendant insurers other than the Three Settling Insurers. The amount due to the Wright Entities under the Insurance Settlement Agreement was paid in the fourth quarter of 2016.
Management has recorded an insurance receivable of $8.7 million for the probable recovery of spending from the remaining carriers (other than the Three Settling Carriers) in excess of our retention for a single occurrence. As of December 25, 2016 we have received $71.7 million of insurance proceeds, and our insurance carriers have paid a total of $4.6 million directly to claimants in connection with various settlements, which represents amounts undisputed by the carriers. Our acceptance of these proceeds was not a waiver of any other claim we may have against the insurance carriers. However, the amount we ultimately receive will depend on the outcome of our dispute with the remaining carriers (other than the Three Settling Carriers) concerning the number of policy years available. We believe our contracts with the insurance carriers are enforceable for these claims; and, therefore, we believe it is probable we will receive additional recoveries from the remaining carriers. Settlement discussions with the remaining insurance carriers continue.
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
17. Restricted Cash
During the fourth quarter of 2016, WMT deposited $150.0 million into a restricted escrow account to secure its obligations under the MSA that WMT entered into in connection with the metal-on-metal hip litigation, as further described in Note 16 to the consolidated financial statements. All individual settlements under the MSA will be funded first from the escrow account and then, if all funds held in the escrow account have been exhausted, directly by WMT. The claims administrator has not provided a funding request to WMT as of the date of the filing of this report. Funding requests may be submitted on the 15th and last day of each month, beginning March 31, 2017. Within 30 days of each funding request, unless WMT in good faith objects to the accuracy of any payment request, WMT will instruct the escrow agent to transfer funds from the restricted escrow account to a master account designated by plaintiffs’ counsel, who will then arrange for disbursements of individual settlement amounts. As of December 25, 2016, $150.0 million was in the restricted escrow account, and therefore, considered restricted cash under US GAAP. See Note 16 to the consolidated financial statements for further discussion regarding the MSA and the metal-on-metal hip litigation.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within our consolidated balance sheets that sum to the totals of the same such amounts shown in the consolidated statements of cash flows (in thousands):

	December 25, 2016	December 27, 2015
Cash and cash equivalents	$262,265	$139,804
Restricted cash	150,000	—
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$412,265	$139,804

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

18. Certain Relationships and Related-Party Transactions
The related party disclosures in this note relate to transactions with a former director of legacy Tornier, Alain Tornier. Mr. Tornier departed from our board of directors effective October 1, 2015 in connection with the closing of the Wright/Tornier merger. Accordingly, the indebtedness and lease agreements described below are not related party transactions during 2016.
On July 29, 2008, Tornier SAS, a subsidiary of legacy Tornier, formed a real estate holding company (SCI Calyx) together with Alain Tornier, a former director of legacy Tornier (Mr. Tornier). SCI Calyx is owned 51% by Tornier SAS and 49% by Mr. Tornier. SCI Calyx was initially capitalized by a contribution of capital of €10,000 funded 51% by Tornier SAS and 49% by Mr. Tornier. SCI Calyx then acquired a combined manufacturing and office facility in Montbonnot, France, for approximately $6.1 million. The manufacturing and office facility acquired was to be used to support the manufacture of certain of legacy Tornier’s current products and house certain operations already located in Montbonnot, France. This real estate purchase was funded through mortgage borrowings of $4.1 million and $2.0 million cash borrowed from the two current shareholders of SCI Calyx. The $2.0 million cash borrowed from the SCI Calyx shareholders originally consisted of a $1.0 million note due to Mr. Tornier and a $1.0 million note due to Tornier SAS. Both of the notes issued by SCI Calyx bear annual interest at the three-month Euro Libor rate plus 0.5% and have no stated term. During 2010, SCI Calyx borrowed approximately $1.4 million from Mr. Tornier in order to fund on-going leasehold improvements necessary to prepare the Montbonnot facility for its intended use. This cash was borrowed under the same terms as the original notes. On September 3, 2008, Tornier SAS entered into a lease agreement with SCI Calyx relating to these facilities. The agreement, which terminates in 2018, provides for an annual rent payment of €440,000, which has subsequently been increased and is currently €965,655 annually. Annual lease payments to SCI Calyx amounted to $2.2 million during the year ended December 27, 2015, $0.6 million of which is reflected in our consolidated financial statements in light of the timing of the Wright/Tornier merger. As of December 27, 2015, future minimum payments under this lease were $12.3 million in the aggregate. As of December 27, 2015, SCI Calyx had related-party debt outstanding to Mr. Tornier of $2.0 million. The SCI Calyx entity is consolidated by us, and the related real estate and liabilities are included on our consolidated balance sheets.
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
19. Quarterly Results of Operations (unaudited):
The following table presents a summary of our unaudited quarterly operating results for each of the four quarters in 2016 and 2015, respectively (in thousands). This information was derived from unaudited interim financial statements that, in the opinion of management, have been prepared on a basis consistent with the financial statements contained elsewhere in this report and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of such information when read in conjunction with our audited financial statements and related notes. The operating results for any quarter are not necessarily indicative of results for any future period.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

	2016
	First quarter [1]	Second quarter	Third quarter	Fourth quarter
Net sales	$169,291	$170,716	$157,332	$193,023
Cost of sales	46,666	49,009	46,149	50,583
Gross profit	122,625	121,707	111,183	142,440
Operating expenses:
Selling, general and administrative	134,746	136,483	129,840	140,489
Research and development	12,116	12,108	12,481	13,809
Amortization of intangible assets	6,457	7,484	7,466	7,434
Total operating expenses	153,319	156,075	149,787	161,732
Operating loss	$(30,694)	$(34,368)	$(38,604)	$(19,292)
Net loss from continuing operations, net of tax	$(40,193)	$(42,031)	$(52,709)	$(30,002)
Loss from discontinued operations, net of tax	$(7,799)	$(187,329)	$(57,436)	$(14,874)
Net loss	$(47,992)	$(229,360)	$(110,145)	$(44,876)
Net loss, continuing operations per share, basic and diluted	$(0.39)	$(0.41)	$(0.51)	$(0.29)
Net loss per share, basic and diluted	$(0.47)	$(2.23)	$(1.07)	$(0.43)
Weighted-average number of shares outstanding-basic and diluted	102,704	102,785	103,072	103,309

[1]	Our first quarter 2016 results were restated for the divestiture of our Large Joints business.
Our 2016 operating loss included the following:

•	transaction and transition costs totaling $10.8 million, $7.1 million, $6.5 million, and $7.9 million during the first, second, third, and fourth quarters of 2016, respectively;

•
amortization of inventory step-up of $10.2 million, $10.4 million, $10.3 million, and $6.8 million in the first, second, third, and fourth quarters of 2016, respectively, associated with inventory acquired from the Wright/Tornier merger;

•
non-cash inventory provisions associated with a product rationalization initiative totaling $2.0 million, $1.6 million, and $0.5 million in the second, third, and fourth quarters of 2016, respectively;

•	costs associated with executive management changes of $1.3 million in the second quarter of 2016;

•	costs related to a legal settlement of $1.8 million in the second quarter of 2016; and

•	costs associated with debt refinancing of $0.2 million in the second quarter of 2016.
Our 2016 net loss from continuing operations included the following:

•	the after-tax effect of the above amounts;

•
the after-tax effects of our CVR mark-to-market adjustments of $5.3 million unrealized loss, $1.4 million unrealized loss, $2.2 million unrealized loss, and $0.3 million unrealized gain recognized in the first, second, third, and fourth quarters of 2016, respectively;

•
the after-tax effects of $12.3 million non-cash loss on extinguishment of debt to write-off unamortized debt discount and deferred financing fees associated with the partial settlement of 2017 Notes and 2020 Notes in the second quarter of 2016;

•
the after-tax effects of non-cash interest expense related to the amortization of the debt discount on our 2017 Notes, 2020 Notes and 2021 Notes totaling $7.1 million, $8.2 million, $10.5 million, and $10.8 million during the first, second, third, and fourth quarters of 2016, respectively;

•
the after-tax effects of our mark-to-market adjustments on derivative assets and liabilities totaling a $6.6 million gain, $16.6 million gain, $3.2 million gain, and $1.8 million gain recognized in the first, second, third, and fourth quarters of 2016, respectively;

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

•
the after-tax effects of charges due to the fair value adjustment to contingent consideration totaled $0.3 million, $0.1 million, and $0.1 million in the second, third, and fourth quarters of 2016, respectively;

•	the after-tax effects of a $3.1 million interest and income tax benefit related to the settlement of an IRS audit in the second quarter of 2016; and

•	a $5.6 million income tax benefit representing the deferred tax effects associated with the acquired Tornier operations in the fourth quarter of 2016.

	2015
	First quarter	Second quarter	Third quarter	Fourth quarter [2]
Net sales	$77,934	$80,420	$80,139	$166,833
Cost of sales	19,125	21,635	23,052	49,810
Gross profit	58,809	58,785	57,087	117,023
Operating expenses:
Selling, general and administrative	82,199	82,605	85,997	173,576
Research and development	7,117	7,957	9,570	14,695
Amortization of intangible assets	2,614	2,565	2,562	9,013
Total operating expenses	91,930	93,127	98,129	197,284
Operating loss	$(33,121)	$(34,342)	$(41,042)	$(80,261)
Net loss, continuing operations, net of tax	$(46,248)	$(37,306)	$(62,650)	$(91,152)
Net loss, discontinued operations, net of tax	$(3,500)	$(7,009)	$(36,211)	$(14,624)
Net loss	$(49,748)	$(44,315)	$(98,861)	$(105,776)
Net loss, continuing operations per share, basic and diluted [1]	$(0.88)	$(0.71)	$(1.19)	$(0.89)
Net loss per share, basic and diluted [1]	$(0.95)	$(0.84)	$(1.87)	$(1.03)
Weighted-average number of shares outstanding-basic and diluted [1]	52,437	52,631	52,750	102,659
___________________________

[1]	During 2015, we restated the first, second, and third quarter balances to meet post-merger valuations as described within Note 13.

[2]
Our fourth quarter 2015 results of operations include results of the legacy Tornier business, effective upon October 1, 2015, the closing date of the Wright/Tornier merger, and have been restated for the divestiture of our Large Joints business.

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

•	amortization of inventory step-up of $10.3 million in the fourth quarter of 2015 associated with inventory acquired from the Wright/Tornier merger.
Our 2015 net loss from continuing operations included the following:

•	the after-tax effect of the above amounts;

•
the after-tax effects of our CVR mark-to-market adjustments of $13.5 million unrealized gain, $8.5 million unrealized gain, $14.6 million unrealized loss, and $0.3 million unrealized gain recognized in the first, second, third, and fourth quarters of 2015, respectively;

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

•
the after-tax effects of $25.2 million of charges related to the write-off of unamortized debt discount and deferred financing costs associated with the settlement of 2017 Notes during the first quarter of 2015;

•
the after-tax effects of non-cash interest expense related to the amortization of the debt discount on our 2017 Notes and 2020 Notes totaling $4.5 million, $6.6 million, $6.8 million, and $6.9 million during the first, second, third, and fourth quarters of 2015, respectively;

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
20. Segment and Geographic Data
During the first quarter of 2016, our management, including our Chief Executive Officer, who is our chief operating decision maker, began managing our operations as four operating business segments: U.S. Lower Extremities & Biologics, U.S. Upper Extremities, International Extremities & Biologics, and Large Joints. We determined that each of these operating segments represented a reportable segment. Our Chief Executive Officer reviews financial information at the operating segment level to allocate resources and to assess the operating results and performance of each segment.  As a result of the classification of the Large Joints business as a discontinued operation during the second quarter of 2016, the Large Joints reportable segment is presented in our consolidated statements of operations as discontinued operations and is excluded from segment results for all periods presented. See Note 4 of the consolidated financial statements for additional information regarding this divestiture. U.S. Lower Extremities & Biologics, U.S. Upper Extremities, and International Extremities & Biologics are our remaining three reportable segments as of December 25, 2016.
Our U.S. Lower Extremities & Biologics segment consists of our operations focused on the sale in the United States of our lower extremities products, such as joint implants and bone fixation devices for the foot and ankle, and our biologics products used to support treatment of damaged or diseased bone, tendons, and soft tissues or to stimulate bone growth. Our U.S. Upper Extremities segment consists of our operations focused on the sale in the United States of our upper extremities products, such as joint implants and bone fixation devices for the shoulder, elbow, wrist, and hand and products used across several anatomic sites to mechanically repair tissue-to-tissue or tissue-to-bone injuries and other ancillary products. Our International Extremities & Biologics segment consists of our operations focused on the sale outside the United States of all lower and upper extremities products, including associated biologics products.
Management measures segment profitability using an internal operating performance measure that excludes the impact of inventory step-up amortization and due diligence, transaction and transition costs associated with acquisitions, as such items are not considered representative of segment results. Management's change to the way it monitors performance, aligns strategies, and allocates resources results in a change in our reportable segments and a change in reporting units for goodwill impairment measurement purposes. We have determined that each reportable segment represents a reporting unit and, in accordance with ASC 350, requires an allocation of goodwill to each reporting unit. As of December 25, 2016, we have allocated $219 million, $559 million, and $74 million of goodwill to the U.S. Lower Extremities & Biologics, U.S. Upper Extremities, and International Extremities & Biologics reportable segments, respectively.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Net sales by product line are as follows (in thousands):

	Fiscal year ended
	December 25, 2016	December 27, 2015 [1]	December 31, 2014
U.S.
Lower extremities	$222,936	$187,096	$148,631
Upper extremities	201,579	58,756	15,311
Biologics	74,603	50,583	45,494
Sports med & other	8,429	3,388	2,641
Total U.S.	$507,547	$299,823	$212,077

International
Lower extremities	$62,701	$51,200	$47,001
Upper extremities	86,502	24,789	11,312
Biologics	18,883	19,652	20,590
Sports med & other	14,729	9,862	7,047
Total International	$182,815	$105,503	$85,950

Total	$690,362	$405,326	$298,027

___________________________

[1]	The 2015 results were restated for the divestiture of our Large Joints business.
Our principal geographic regions consist of the United States, EMEA (which includes Europe, the Middle East and Africa), and Other (which principally represents Asia, Australia, Canada, and Latin America). Net sales attributed to each geographic region are based on the location in which the products were sold.
Net sales by geographic region are as follows (in thousands):

	Fiscal year ended
	December 25, 2016	December 27, 2015 [1]	December 31, 2014
Net sales by geographic region:
United States	$507,547	$299,823	$212,077
EMEA	117,268	62,662	48,991
Other	65,547	42,841	36,959
Total	$690,362	$405,326	$298,027
___________________________

[1]	The 2015 results were restated for the divestiture of our Large Joints business.
No single foreign country accounted for more than 10% of our total net sales during 2016, 2015, or 2014.
Assets in the U.S. Upper Extremities, U.S. Lower Extremities & Biologics, and International Extremities & Biologics segments are those assets used exclusively in the operations of each business segment or allocated when used jointly. Assets in the Corporate category are principally cash and cash equivalents, derivative assets, property, plant and equipment associated with our corporate headquarters, assets associated with discontinued operations, product liability insurance receivables, and assets associated with income taxes. Total assets by business segment as of December 25, 2016 and December 27, 2015 are as follows (in thousands):

	December 25, 2016
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Corporate	Assets held for sale	Total
Total assets	$491,531	$845,102	$264,680	$689,273	$—	$2,290,586

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

	December 27, 2015
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Corporate	Assets held for sale	Total
Total assets	$490,798	$833,432	$365,621	$333,473	$50,170	$2,073,494
Selected financial information related to our segments is presented below for the fiscal years ended December 25, 2016, December 27, 2015, and December 31, 2014 (in thousands):

	Fiscal year ended December 25, 2016
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Corporate [1]	Total
Net sales from external customers	$300,847	$206,700	$182,815	$—	$690,362
Depreciation expense	13,000	11,190	11,427	20,213	55,830
Amortization expense	—	—	—	28,841	28,841
Segment operating income (loss)	$85,645	$65,231	$5,872	$(202,261)	$(45,513)
Other:
Inventory step-up amortization					37,689
Transaction and transition expenses					32,300
Product rationalization					4,074
Legal settlement					1,800
Management changes					1,348
Costs associated with new convertible debt					234
Operating loss					(122,958)
Interest expense, net					58,530
Other income, net					(3,148)
Loss before income taxes					$(178,340)
Capital expenditures	$13,145	$10,101	$13,517	$13,336	$50,099

	Fiscal year ended December 27, 2015
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Corporate [1]	Total
Net sales from external customers	$239,748	$60,075	$105,503	$—	$405,326
Depreciation expense	10,502	1,092	5,795	12,119	29,508
Amortization expense	—	—	—	16,754	16,754
Segment operating income (loss)	$39,008	$21,394	$(5,567)	$(136,836)	$(82,001)
Other:
Inventory step-up amortization					10,315
Due diligence, transaction and transition expenses					82,195
Share-based compensation acceleration					14,190
Distributor conversions and non-competes					65
Operating loss					(188,766)
Interest expense, net					41,358
Other expense (income), net					10,884
Loss before income taxes					$(241,008)
Capital expenditures	$25,410	$6,903	$7,140	$4,213	$43,666

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

	Fiscal year ended December 31, 2014
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Corporate [1]	Total
Net sales from external customers	$196,766	$15,311	$85,950	$—	$298,027
Depreciation expense	9,006	701	3,046	5,703	18,456
Amortization expense	—	—	—	10,027	10,027
Segment operating income (loss)	$29,200	$6,582	$(3,187)	$(94,828)	$(62,233)
Other:
Inventory step-up amortization					1,535
Distributor conversion and non-compete charges					2,071
Patent dispute settlement					900
Management changes					1,203
Acquisition due diligence, transaction and transition expenses					19,964
Tornier merger costs					11,900
Operating loss					(99,806)
Interest expense, net					17,398
Other expense, net					129,626
Loss before income taxes					$(246,830)
Capital expenditures	$23,949	$1,864	$6,486	$16,304	$48,603

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding disclosure.  The Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), with assistance from other members of management, have reviewed the design and effectiveness of our disclosure controls and procedures as of December 25, 2016 and, based on their evaluation, have concluded that the disclosure controls and procedures were not effective as of such date, due to a material weakness in our internal control over financial reporting.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
Management assessed the effectiveness of our internal control over financial reporting as of December 25, 2016, based on the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting as of December 25, 2016 was not effective due to the identification of a material weakness. The material weakness in internal control over financial reporting related to ineffective design and operation of general information technology controls related to user access to certain information technology systems that are relevant to our financial reporting processes and that are intended to ensure that access to financial applications and data is adequately restricted to appropriate personnel and monitored to ensure adherence to Company policies. This material weakness was due to a lack of sufficiently trained resources with knowledge of our internal control over financial reporting related to general information technology systems, and therefore we did not conduct an effective risk assessment process to evaluate requests for provisioning of user access, did not effectively communicate granted access to the appropriate approvers, and did not effectively monitor ongoing user access as it related to certain information technology systems. As a result, our automated and manual controls that are dependent on the effective design and operation of general information technology controls were also ineffective because they could have been adversely impacted.  This material weakness did not result in any identified misstatements to our consolidated financial statements or restatement of our prior-period consolidated financial statements, and there were no changes in our previously released financial results.
As a result of the material weakness noted above, we completed additional procedures prior to filing this Annual Report on Form 10-K for the year ended December 25, 2016 (Form 10-K).  Our CEO and CFO have certified that, based on such officer’s knowledge, the consolidated financial statements, and other financial information included in this Form 10-K, fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented in this Form 10-K.  In addition, we have developed a remediation plan for this material weakness, which is described below.
Our independent registered public accounting firm has issued an adverse audit report on the effectiveness of our internal control over financial reporting as of December 25, 2016.
Changes in Internal Control Over Financial Reporting
Except for the control deficiencies discussed above that have been assessed as a material weakness as of December 25, 2016, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Plan
Management is actively implementing a remediation plan to ensure that control deficiencies contributing to the material weakness are remediated such that new controls will be designed effectively and existing controls will operate effectively.  The remediation actions we are taking, and expect to take, include: (i) improving the design, operation and monitoring of control activities and procedures associated with user access to our information technology systems; (ii) hiring additional information technology expertise to support our controls over and monitoring of our information technology systems; and (iii) educating and re-training control owners regarding internal control processes to mitigate identified risks and maintaining adequate documentation to evidence the effective design and operation of such processes.
We believe that these actions, and the improvements we expect to achieve as a result, will effectively remediate the material weakness.  However, the material weakness in our internal control over financial reporting will not be considered remediated until the remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively.  We expect that the remediation of this material weakness will be completed in fiscal 2017.
Item 9B. Other Information.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Directors and Executive Officers
The table below sets forth, as of February 17, 2017, certain information concerning our current directors and executive officers. No family relationships exist among any of our directors or executive officers.

Name	Age	Position
Robert J. Palmisano	72	President and Chief Executive Officer and Executive Director
Lance A. Berry	44	Senior Vice President and Chief Financial Officer
Robert P. Burrows	70	Senior Vice President, Supply Chain
James A. Lightman	59	Senior Vice President, General Counsel and Secretary
Gregory Morrison	53	Senior Vice President, Human Resources
J. Wesley Porter	47	Senior Vice President and Chief Compliance Officer
Julie D. Tracy	55	Senior Vice President and Chief Communications Officer
Jennifer S. Walker	49	Senior Vice President, Process Improvement
Kevin D. Cordell	51	President, U.S.
Peter S. Cooke	51	President, International
Timothy L. Lanier	55	President, Upper Extremities
Patrick Fisher	43	President. Lower Extremities
Julie B. Andrews	45	Vice President and Chief Accounting Officer
David D. Stevens(1)(2)	63	Chairman and Non-Executive Director
Gary D. Blackford(3)	59	Non-Executive Director
Sean D. Carney(1)(4)	47	Non-Executive Director
John L. Miclot(4)	57	Non-Executive Director
Kevin C. O’Boyle(3)	60	Non-Executive Director
Amy S. Paul(1)	65	Non-Executive Director
Richard F. Wallman(2)(3)	65	Non-Executive Director
Elizabeth H. Weatherman(1)(2)(4)	56	Non-Executive Director
________________________
(1)    Member of the nominating, corporate governance and compliance committee.
(2)    Member of the strategic transactions committee.
(3)    Member of the audit committee.
(4)    Member of the compensation committee.
The following is a biographical summary of the experience of our directors and executive officers:
Robert J. Palmisano was appointed our President and Chief Executive Officer and an executive director and member of our board of directors in October 2015 in connection with the Wright/Tornier merger. Mr. Palmisano has served as President and Chief Executive Officer of Wright Medical Group, Inc. since September 2011. Prior to joining legacy Wright, Mr. Palmisano served as President and Chief Executive Officer of ev3 Inc., a global endovascular device company, from April 2008 to July 2010, when it was acquired by Covidien plc. From 2003 to 2007, Mr. Palmisano was President and Chief Executive Officer of IntraLase Corp. Before joining IntraLase, Mr. Palmisano was President and Chief Executive Officer of MacroChem Corporation from 2001 to 2003. Mr. Palmisano currently serves on the Providence College Board of Trustees and serves on the board of directors of Avedro Inc., a privately held ophthalmic medical device and pharmaceutical company. Mr. Palmisano previously served on the board of directors of ev3 Inc., Osteotech, Inc. and Abbott Medical Optics, Inc., all publicly held companies, and Bausch & Lomb, a privately held company. Under the terms of his employment agreement, we have agreed that Mr. Palmisano will be nominated by our board of directors for election as an executive director and a member of our board of directors at each annual general meeting of shareholders during the term of his employment as President and Chief Executive Officer of our company. Mr. Palmisano’s qualifications to serve on our board of directors include his day-to-day knowledge of our company and business due to his position as President and Chief Executive Officer, his experience serving on other public companies’ boards of directors, and his extensive business knowledge working with other public companies in the medical device industry.
Lance A. Berry was appointed our Senior Vice President and Chief Financial Officer in October 2015 in connection with the Wright/Tornier merger. Mr. Berry has served as Senior Vice President and Chief Financial Officer of Wright Medical Group, Inc. since 2009. He joined legacy Wright in 2002, and, until his appointment as Chief Financial Officer, served as Vice President and Corporate Controller. Prior to joining Wright, Mr. Berry served as audit manager with the Memphis, Tennessee office of Arthur Andersen LLP from 1995 to 2002. Mr. Berry is a certified public accountant, inactive.
Robert P. Burrows was appointed our Senior Vice President, Supply Chain in October 2015 in connection with the Wright/Tornier merger. Mr. Burrows joined Wright Medical Group, Inc. in August 2014 as Senior Vice President, Supply Chain. Prior to joining legacy Wright, he served as Managing Principal of The On-Point Group, a privately held logistics and supply chain consultancy, from July 1994 through July 2014. While at On-Point, Mr. Burrows led over 40 client engagements, most recently as an operations consultant overseeing the transition and expansion of legacy Wright’s extremities and biologics manufacturing.
James A. Lightman was appointed our Senior Vice President, General Counsel and Secretary in October 2015 in connection with the Wright/Tornier merger. Mr. Lightman joined Wright Medical Group, Inc. in December 2011 as Senior Vice President, General Counsel and Secretary. Prior to joining legacy Wright, Mr. Lightman served in various legal and executive positions with Bausch & Lomb Incorporated, a privately held supplier of eye health products. From February 2008 to November 2009, Mr. Lightman served as Vice President and Assistant General Counsel of Bausch & Lomb, and most recently held the position of Vice President, Global Sales Operations until August 2011. From June 2007 to February 2008, he served as Vice President and General Counsel of Eyeonics, Inc. Prior to joining Eyeonics, Mr. Lightman served as Senior Vice President and General Counsel of IntraLase Corp. from February 2005 to April 2007.
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
J. Wesley Porter was appointed our Senior Vice President and Chief Compliance Officer in October 2015 in connection with the Wright/Tornier merger. Mr. Porter joined Wright Medical Group, Inc. in July 2014 as Vice President, Compliance and became Senior Vice President and Chief Compliance Officer in October 2014. Prior to joining legacy Wright, Mr. Porter served as Vice President, Deputy Compliance Officer of Allergan, Inc. from September 2012 to February 2014, Vice President, Ethics and Compliance of CareFusion Corp. from June 2009 to September 2012, and Senior Corporate Counsel, Compliance, HIPAA and Reimbursement of Smith & Nephew, Inc. from April 2006 to May 2009.
Julie D. Tracy was appointed our Senior Vice President and Chief Communications Officer in October 2015 in connection with the Wright/Tornier merger. Ms. Tracy served as Senior Vice President, Chief Communications Officer of Wright Medical Group, Inc. from October 2011 to October 2015. Prior to joining legacy Wright, Ms. Tracy served as Chief Communications Officer of Epocrates, Inc., a publicly held company that sold physician platforms for clinical content, practice tools and health industry engagement, from March 2011 to October 2011. From January 2008 to July 2010, Ms. Tracy was Senior Vice President and Chief Communications Officer of ev3 Inc. Prior to ev3, Ms. Tracy held marketing and investor relations positions at Kyphon Inc. from January 2003 to November 2007 and Thoratec Corporation from January 1998 to January 2003. Ms. Tracy currently serves as a member of the board of directors for the National Investor Relations Institute, the professional association of corporate officers and investor relations consultants responsible for communication among corporate management, shareholders, securities analysts and other financial community constituents.
Jennifer S. Walker was appointed our Senior Vice President, Process Improvement in October 2015 in connection with the Wright/Tornier merger. Ms. Walker served as Senior Vice President, Process Improvement of Wright Medical Group, Inc. from December 2011 to October 2015 and Vice President and Corporate Controller from December 2009 to December 2011. Since joining legacy Wright’s financial organization in 1993, she served as Assistant Controller, Director, Financial Reporting & Risk Management, Director, Corporate Tax & Risk Management, and Tax Manager of legacy Wright. Prior to joining legacy Wright, Ms. Walker was a senior tax accountant with Arthur Andersen LLP. Ms. Walker is a certified public accountant.

Kevin D. Cordell was appointed our President, U.S. in June 2016. From October 2015 to June 2016, he served as our President, Lower Extremities and Biologics. Mr. Cordell served as President, U.S. Extremities of Wright Medical Group, Inc. from September 2014 to October 2015. Prior to joining legacy Wright, Mr. Cordell served as Vice President of Sales for the GI Solutions business at Covidien plc, a global healthcare products company, from May 2012 to September 2014. While at Covidien, he served as Vice President of Sales and Global Marketing for its Peripheral Vascular business from July 2010 to May 2012. He joined Covidien in July 2010 through the acquisition of ev3 Inc., a global endovascular device company, where he served as Vice President of U.S. Sales from January 2009 to July 2010. Prior to ev3, Mr. Cordell served as Vice President, Global Sales of FoxHollow Technologies, Inc. from March 2007 until it was acquired by ev3 in October 2007. Earlier in his career, Mr. Cordell held various positions of increasing responsibility for Johnson & Johnson’s Cordis Cardiology and Centocor companies. Mr. Cordell serves on the board of directors of TissueGen, Inc., a privately-held developer of biodegradable polymer technology for implantable drug delivery.
Peter S. Cooke was appointed our President, International in October 2015 in connection with the Wright/Tornier merger. Mr. Cooke served as President, International of Wright Medical Group, Inc. from January 2014 to October 2015 and served as Senior Vice President, International from January 2013 to January 2014. Prior to joining legacy Wright, Mr. Cooke served as Vice President and General Manager, Vascular Therapies Emerging Markets of Covidien plc, a global healthcare products company, from July 2010 to January 2013. Prior to Covidien, Mr. Cooke served in various general management roles for ev3 Inc., a global endovascular device company acquired by Covidien in July 2010, including Vice President and General Manager, International from July 2008 to July 2010; Vice President, General Manager, International from November 2006 to June 2008; Vice President, Sales International from January 2005 until November 2006; and Regional Director Asia Pacific and China from February 2003 until January 2005. Prior to ev3, Mr. Cooke spent eleven years at Guidant Corporation, three years at Baxter Healthcare Corporation and two years at St. Jude Medical, Inc.
Timothy L. Lanier was appointed our President, Upper Extremities in June 2016. Mr. Lanier has over 25 years of experience in medical device and commercial operations in both small and large companies that include various medical specialties such as orthopedics, vascular, oncology and ophthalmology. Prior to joining Wright, from September 2013 to June 2016, Mr. Lanier served as Vice President of Sales of DFINE Inc., a company committed to the treatment of metastatic tumors and other diseases of the spine. From July 2010 to September 2013, Mr. Lanier served as Vice President of US Sales for the Endovascular Division of Covidien plc, a global healthcare products company, where he built a world-class sales organization dedicated to treating both arterial and venous disease. He joined Covidien in July 2010 through the acquisition of ev3 Inc., where he served as Area Vice President from January 2008 to July 2010. Prior to ev3, Mr. Lanier served as Vice President of Commercial Operations at Anulex Technologies, Inc. from January 2007 to January 2008. He also had increasing executive responsibility at Zimmer Orthopedics, Spine Division and Spine-Tech, Inc. from 1997 to 2007, including Vice President of Commercial Operations.
Patrick Fisher was appointed our President, Lower Extremities in June 2016. From October 2015 to June 2016, Mr. Fisher served as our Vice President, U.S. Sales. From October 2012 to October 2015, Mr. Fisher served as Vice President, U.S. Sales of Wright Medical Group, Inc., and from October 2010 to October 2012, Mr. Fisher served as Regional Vice President of Sales - West Region.
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
David D. Stevens joined our board of directors as a non-executive director in October 2015 in connection with the Wright/Tornier merger. Mr. Stevens serves as our Chairman. Mr. Stevens was a member of the board of directors of Wright Medical Group, Inc. from 2004 to 2015 and served as Chairman of the Board from 2009 to October 2015 and interim Chief Executive Officer of Wright from April 2011 to September 2011. He has been a private investor since 2006. Mr. Stevens served as Chief Executive Officer of Accredo Health Group, Inc., a subsidiary of Medco Health Solutions, Inc., from 2005 to 2006. He was Chief Executive Officer of Accredo Health, Inc. from 1996 to 2005, served as Chairman of the Board from 1999 to 2005, and was President and Chief Operating Officer of the predecessor companies of Accredo Health from their inception in 1983 until 1996. He serves on the board of directors of Allscripts Healthcare Solutions, Inc., a publicly held company. He previously served on the board of directors of Viasystems Group, Inc., a publicly held company, from 2012 until May 2015 when it was acquired by TTM Technologies, Inc., Medco Health Solutions, Inc., a publicly held company, from 2006 until 2012 when it was acquired by Express Scripts Holding Company, and Thomas & Betts Corporation, a publicly held company, from 2004 to 2012 when it was acquired by ABB Ltd. Mr. Stevens's qualifications to serve on our board of directors include his extensive experience serving as a chief executive officer, including as interim chief executive officer of legacy Wright, his close familiarity with our business, and his prior experience as a director of legacy Wright.
Gary D. Blackford joined our board of directors as a non-executive director in October 2015 in connection with the Wright/Tornier merger. Mr. Blackford was a member of the board of directors of Wright Medical Group, Inc. from 2008 to 2015. From 2002 to February 2015, Mr. Blackford served as President and Chief Executive Officer and a member of the board of directors of Universal Hospital Services, Inc., a provider of medical technology outsourcing and services to the healthcare industry, and from 2007 to February 2015, served as Chairman of the Board. From 2001 to 2002, Mr. Blackford served as Chief Executive Officer of Curative Health Services Inc. From 1999 to 2001, Mr. Blackford served as Chief Executive Officer of ShopforSchool, Inc. He served as Chief Operating Officer for Value Rx from 1995 to 1998 and Chief Operating Officer and Chief Financial Officer of MedIntel Systems Corporation from 1993 to 1994. Mr. Blackford currently serves on the board of directors of Halyard Health, Inc. and EnteroMedics Inc., both publicly held companies. He also serves on the board of directors of Pipeline Rx, Inc., a privately held telepharmacy company. Mr. Blackford previously served on the board of directors of Compex Technologies, Inc., a publicly held medical device company, from 2005 until its acquisition by Encore Medical Corporation in 2006. Mr. Blackford’s qualifications to serve as a member of our board of directors include his experience as a chief executive officer and director of a healthcare services company and other companies and as a director of other public companies in the healthcare industry, his extensive experience leading healthcare companies, and his prior experience as a director of legacy Wright.
Sean D. Carney has served as a non-executive director and member of our board of directors since July 2006. Mr. Carney served as Chairman of legacy Tornier from May 2010 to October 2015. Mr. Carney was initially appointed as a director of Tornier in connection with a former securityholders’ agreement that Tornier entered into with certain of its shareholders. For more information regarding the securityholders’ agreement, please refer to the discussion below under “-Board Structure and Composition.” The securityholders’ agreement terminated by its terms in May 2016. Mr. Carney is currently a private investor. From 1996 to December 2016, Mr. Carney was employed by Warburg Pincus LLC, a private equity firm, and served as a Member and Managing Director of Warburg Pincus LLC and a General Partner of Warburg Pincus & Co. from January 2001 to December 2016. Prior to joining Warburg Pincus, Mr. Carney was a consultant at McKinsey & Company, Inc., a management consulting company. Mr. Carney previously served on the board of directors of DexCom, Inc., Arch Capital Group Ltd. and MBIA Inc., each publicly held companies, and several privately held companies. Mr. Carney’s qualifications to serve as a member of our board of directors include his substantial experience as an investor in medical device companies, his experience as a public company director, and his experience evaluating financial results.
John L. Miclot joined our board of directors as a non-executive director in October 2015 in connection with the Wright/Tornier merger. Mr. Miclot was a member of the board of directors of Wright Medical Group, Inc. from 2007 to 2015. Mr. Miclot has served as President and Chief Executive Officer and a member of the board of directors of LinguaFlex, Inc., a medical device company focused on treatment of sleep disordered breathing, since August 2015. From December 2011 to December 2014, he served as Chief Executive Officer and a member of the board of directors of Tengion Inc., a publicly held company that focused on organ and cell regeneration. Prior to joining Tengion, Mr. Miclot was an Executive-in Residence at Warburg Pincus, LLC. From 2008 to 2010, he was President and Chief Executive Officer of CCS Medical, Inc., a provider of products and services for patients with chronic diseases. From 2003 until 2008, he served as President and Chief Executive Officer of Respironics, Inc., a provider of sleep and respiratory products, and prior to such time, served in various positions at Respironics, Inc. from 1998 to 2003, including Chief Strategic Officer and President of the Homecare Division. From 1995 to 1998, he served as Senior Vice President, Sales and Marketing of Healthdyne Technologies, Inc., a medical device company that was acquired by Respironics, Inc. in 1998. Mr. Miclot spent the early part of his medical career at DeRoyal Industries, Inc., Baxter International Inc., Ohmeda Medical, Inc. and Medix Inc. Mr. Miclot serves as Chairman and a member of the board of directors of Breathe Technologies, Inc., a privately held company. Mr. Miclot also serves as a director of the Pittsburgh Zoo and PPG Aquarium, charitable and educational institutions, serves on the University of Iowa Tippie College of Business board of advisors and serves as an industrial advisor to EQT Partners, an investment company. Mr. Miclot previously served on the board of directors of DENTSPLY International Inc., a dental products company, prior to its merger with Sirona Dental Systems, Inc. in February 2016, and ev3 Inc., a global endovascular device company, prior to the sale of the company in 2010. Mr. Miclot’s qualifications to serve on our board of directors include his substantial experience as a chief executive officer of several medical device companies, his deep knowledge of the medical device industry, and his prior experience as a director of legacy Wright.
Kevin C. O’Boyle has served as a non-executive director and member of our board of directors since June 2010. In November 2012, Mr. O’Boyle was appointed as Interim Vice Chairman of Tornier, a position he held for about a year. From December 2010 to July 2011, Mr. O’Boyle served as Senior Vice President and Chief Financial Officer of Advanced BioHealing Inc., a medical device company that was acquired by Shire plc in July 2011. From January 2003 until December 2009, Mr. O’Boyle served as Chief Financial Officer of NuVasive, Inc., a medical device orthopedics company specializing in spinal disorders. Prior to that time, Mr. O’Boyle served in various positions during his six years with ChromaVision Medical Systems, Inc., a publicly held medical device company specializing in the oncology market, including as its Chief Financial Officer and Chief Operating Officer. Mr. O’Boyle also held various positions during his seven years with Albert Fisher North America, Inc., a publicly held international food company, including Chief Financial Officer and Senior Vice President of Operations. Mr. O’Boyle serves on the board of directors of GenMark Diagnostics, Inc., ZELTIQ Aesthetics, Inc., and Sientra, Inc., all publicly held companies. Mr. O’Boyle previously served on the board of directors of Durata Therapeutics, Inc. until its acquisition by Actavis plc in November 2014. Mr. O’Boyle’s qualifications to serve on our board of directors includes his executive experience in the healthcare industry, his experience with companies during their transition from being privately held to publicly held, and his financial and accounting expertise.
Amy S. Paul joined our board of directors as a non-executive director in October 2015 in connection with the Wright/Tornier merger. Ms. Paul was a member of the board of directors of Wright Medical Group, Inc. from 2008 to 2015. Ms. Paul retired in 2008 following a 26-year career with C.R. Bard, Inc., a medical device company, most recently serving as the Group Vice President-International since 2003. She served in various positions at C.R. Bard, Inc. from 1982 to 2003, including President of Bard Access Systems, Inc., President of Bard Endoscopic Technologies, Vice President and Business Manager of Bard Ventures, Vice President of Marketing of Bard Cardiopulmonary Division, Marketing Manager for Davol Inc., and Senior Product Manager for Davol Inc. Ms. Paul previously served on the board of directors of Derma Sciences, Inc., a publicly held company, Viking Systems, Inc., a publicly held company, until October 2012 when it was acquired by Conmed Corporation, and was a commissioner of the Northwest Commission on Colleges and Universities from 2010 to 2013. Ms. Paul serves on the President’s Innovation Network at Westminster College. Ms. Paul’s qualifications to serve on our board of directors include her over three decades of experience in the medical device industry, including having served in various executive roles with responsibilities that include international and divisional operations as well as marketing and sales functions, her experience as a director of other public companies in the healthcare industry, and her prior experience as a director of legacy Wright.
Richard F. Wallman has served as a non-executive director and member of our board of directors since December 2008. From 1995 through his retirement in 2003, Mr. Wallman served as Senior Vice President and Chief Financial Officer of Honeywell International, Inc., a diversified technology company, and AlliedSignal, Inc., a diversified technology company (prior to its merger with Honeywell International, Inc.). Prior to joining AlliedSignal, Inc., Mr. Wallman served as Controller of International Business Machines Corporation. Mr. Wallman serves on the board of directors of Charles River Laboratories International, Inc., Convergys Corporation and Roper Technologies, Inc., all publicly held companies. Mr. Wallman also serves on the board of directors of Extended Stay America, Inc. and its wholly subsidiary ESH Hospitality, Inc., both publicly held companies, although he will be leaving the board of directors of ESH Hospitality, Inc. in May 2017. Mr. Wallman previously served on the board of directors of Ariba, Inc. and Dana Holding Corporation, both publicly held companies. Mr. Wallman’s qualifications to serve on our board of directors include his prior public company experience, including as Chief Financial Officer of Honeywell, his significant public company director experience, and his financial experience and expertise.
Elizabeth H. Weatherman has served as a non-executive director and member of our board of directors since July 2006. Ms. Weatherman was initially appointed as a director of Tornier in connection with the securityholders’ agreement that Tornier entered into with certain shareholders. For more information regarding the securityholders’ agreement, please refer to the discussion below under “-Board Structure and Composition.” The securityholders’ agreement terminated by its terms in May 2016. Ms. Weatherman has been a Special Limited Partner of Warburg Pincus LLC, a private equity firm, since January 2016. Ms. Weatherman previously was a Partner of Warburg Pincus & Co., a Member and Managing Director of Warburg Pincus LLC and a member of the firm’s Executive Management Group. Ms. Weatherman joined Warburg Pincus in 1988 and primarily focused on the firm’s healthcare investment activities. Ms. Weatherman serves on the board of directors of several privately held companies. Ms. Weatherman previously served on the boards of directors of several publicly held companies, primarily in the medical device industry, including ev3 Inc., Wright Medical Group, Inc., and Kyphon Inc. Ms. Weatherman’s qualifications to serve on our board of directors include her extensive experience as a director of several public and private companies in the medical device industry.
Board Structure and Composition
We have a one-tier board structure. Our articles of association provide that the number of members of our board of directors will be determined by our board of directors, provided that our board of directors will be comprised of at least one executive director and two non-executive directors. Our board of directors currently consists of nine directors, one of whom is an executive director and eight of whom are non-executive directors.
All eight of our non-executive directors are “independent directors” under the Listing Rules of the NASDAQ Stock Market. Independence requirements for service on our audit committee are discussed below under “Audit Committee” and independence requirements for service on our compensation committee are discussed below under “Compensation Committee.” All of our non-executive directors are independent under the independence definition in the Dutch Corporate Governance Code.
The general meeting of shareholders appoints the members of our board of directors, subject to a binding nomination of our board of directors in accordance with the relevant provisions of the Dutch Civil Code. Our board of directors makes the binding nomination based on a recommendation of our nominating, corporate governance and compliance committee. If the list of candidates contains one candidate for each open position to be filled, such candidate will be appointed by the general meeting of shareholders unless the binding nature of the nominations by our board of directors is set aside by the general meeting of shareholders. The binding nature of nomination(s) by our board of directors can only be set aside by a vote of at least two-thirds of the votes cast at an annual or extraordinary general meeting of shareholders, provided such two-thirds vote constitutes more than one-half of our issued share capital. In such case, a new meeting is called at which the resolution for appointment of a member of our board of directors will require a majority of at least two-thirds of the votes cast representing more than one-half of our issued share capital.
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
With respect to the composition of our board of directors, under the terms of his employment agreement, we have agreed that Mr. Palmisano will be nominated by our board of directors for election as an executive director and a member of our board of directors at each annual general meeting of shareholders. Pursuant to a former securityholders’ agreement among our company and certain of our former shareholders, including TMG Holdings Coöperatief U.A. (TMG), TMG had the right to designate three directors to be nominated to our board of directors for so long as TMG beneficially owned at least 25% of our outstanding ordinary shares, two directors for so long as TMG beneficially owned at least 10% but less than 25% of our outstanding ordinary shares and one director for so long as TMG beneficially owned at least 5% but less than 10% of our outstanding ordinary shares. We agreed to use our reasonable best efforts to cause the TMG designees to be elected. Although Mr. Carney and Ms. Weatherman were initially elected to our board of directors as designees of TMG, they are no longer designees since TMG no longer owns at least 5% of our outstanding ordinary shares. The securityholders’ agreement terminated by its terms in May 2016 upon the sale by TMG of its entire remaining ownership stake in our company.
Under our articles of association, our internal rules for the board of directors, and Dutch law, the members of our board of directors are collectively responsible for our management, general and financial affairs, and policy and strategy. Our executive director is primarily responsible for managing our day-to-day affairs as well as other responsibilities that have been delegated to him in accordance with our articles of association and internal rules for the board of directors. Our non-executive directors supervise our executive director and our general affairs and provide general advice to him. In performing their duties, our directors are guided by the interests of our company and, within the boundaries set by relevant Dutch law, must take into account the relevant interests of our stakeholders. The internal affairs of our board of directors are governed by our internal rules for the board of directors, a copy of which is available on the Investor Relations-Corporate Information-Governance Documents & Charters section of our corporate website at www.wright.com.
Mr. Stevens serves as our Chairman. The duties and responsibilities of the Chairman include, among others: determining the agenda and chairing the meetings of our board of directors, managing our board of directors to ensure that it operates effectively, ensuring that the members of our board of directors receive accurate, timely and clear information, encouraging active engagement by all the members of our board of directors, promoting effective relationships and open communication between the non-executive directors and the executive director, and monitoring effective implementation of our board of directors decisions.
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

Subject to Dutch law and any director’s objection, resolutions may be passed in writing by all of the directors in office. Under Dutch law, members of the board of directors may not participate in the deliberation and the decision-making process on a subject or transaction in relation to which he or she has a direct or indirect personal interest that conflicts with the interest of our company and business enterprise. If all directors are conflicted and in the absence of a supervisory board, the resolution will be adopted by the general meeting of shareholders, except if the articles of association prescribe otherwise. Our articles of association provide that a director will not take part in any vote on a subject or transaction in relation to which he or she has a direct or indirect personal interest that conflicts with the interest of our company and business enterprise. In such event, the other directors will be authorized to adopt the resolution. If all directors have a conflict of interest as mentioned above, the resolution will be adopted by the non-executive directors.
Board Committees
Our board of directors has four standing board committees: audit committee, compensation committee, nominating, corporate governance and compliance committee, and strategic transactions committee. Each of these committees has the composition described in the table below and the responsibilities described in the sections below. Our board of directors has adopted a written charter for each committee of our board of directors. These charters are available on the Investor Relations-Corporate Information-Governance Documents & Charters section of our corporate website at www.wright.com. Our board of directors from time to time may establish other committees.
The following table summarizes the current membership of each of our four board committees.

Director	Audit	Compensation	Nominating, corporate governance and compliance	Strategic transactions
Robert J. Palmisano	—	—	—	—
Gary D. Blackford	√	—	—	—
Sean D. Carney	—	Chair	√	—
John L. Miclot	—	√	—	—
Kevin C. O’Boyle	√	—	—	—
Amy S. Paul	—	—	Chair	—
David D. Stevens	—	—	√	√
Richard F. Wallman	Chair	—	—	√
Elizabeth H. Weatherman	—	√	√	Chair
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

•
appointing, compensating, retaining, and overseeing the work of any independent auditor engaged for the purpose of performing any audit, review, or attest services and dealing directly with any such auditing firm; provided, that such appointment will be subject to shareholder ratification or decision in the case of the auditor for our Dutch statutory annual accounts;

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
The audit committee consists of Mr. Wallman (Chair), Mr. Blackford, and Mr. O’Boyle. We believe that the composition of the audit committee complies with the applicable rules of the SEC and the NASDAQ Stock Market. Our board of directors has determined that each of Mr. Wallman, Mr. Blackford, and Mr. O’Boyle is an "independent director" under the rules of the NASDAQ Stock Market, an “audit committee financial expert,” as defined in SEC rules, and satisfies the financial sophistication requirements of the NASDAQ Stock Market. Our board of directors also has determined that each of Mr. Wallman, Mr. Blackford, and Mr. O’Boyle meets the more stringent independence requirements for audit committee members of Rule 10A-3(b)(1) under the Exchange Act and the Listing Rules of the NASDAQ Stock Market and is independent under the Dutch Corporate Governance Code.
Compensation Committee
The primary responsibilities of our compensation committee, which are within the scope of the board of directors compensation policy adopted by the general meeting of our shareholders, include:

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

•
reviewing and recommending to our board of directors any severance or similar termination payments proposed to be made to our Chief Executive Officer and reviewing and approving any severance or similar termination payments proposed to be made to any other executive officer;

•
reviewing and discussing with our Chief Executive Officer and reporting periodically to our board of directors plans for development and corporate succession plans for our executive officers and other key employees, which include transitional leadership in the event of an unplanned vacancy;

•
reviewing and discussing with management the “Compensation Discussion and Analysis” section of this report and based on such discussions, recommending to our board of directors whether the “Compensation Discussion and Analysis” section should be included in this report; and

•
approving, or recommending to our board of directors for approval, the compensation programs, and the payouts for all programs, applying to our non-executive directors, including reviewing the competitiveness of our non-executive director compensation programs and reviewing the terms to make sure they are consistent with our board of directors compensation policy adopted by the general meeting of our shareholders.

The compensation committee reviews and evaluates, at least annually, the performance of the compensation committee and its members, including compliance of the committee with its charter.
The compensation committee has the sole authority to select, retain, oversee, and terminate its own counsel, consultants, and advisors and approve the fees and other retention terms of such counsel, consultants, and advisors, as it deems appropriate. Before selecting any such counsel, consultant or advisor, the compensation committee reviews and considers the independence of such counsel, consultant or advisor, including any other services the counsel, consultant or other advisor is providing to our company and management.
The compensation committee consists of Mr. Carney (Chair), Mr. Miclot, and Ms. Weatherman. We believe that the composition of our compensation committee complies with the applicable rules of the SEC and the NASDAQ Stock Market. Our board of directors has determined that each of Mr. Carney, Mr. Miclot, and Ms. Weatherman is an "independent director" under the rules of the NASDAQ Stock Market, meets the more stringent independence requirements for compensation committee members of Rule 10C-1 under the Exchange Act and the Listing Rules of the NASDAQ Stock Market and is independent under the Dutch Corporate Governance Code. None of our executive officers has served as a member of the board of directors or compensation committee of any entity that has an executive officer serving as a member of our board of directors.

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
The nominating, corporate governance and compliance committee consists of Ms. Paul (Chair), Mr. Carney, Mr. Stevens, and Ms. Weatherman. We believe that the composition of our nominating, corporate governance and compliance committee complies under the applicable rules of the NASDAQ Stock Market. Our board of directors has determined that each of Ms. Paul, Mr. Carney, Mr. Stevens, and Ms. Weatherman is an "independent director" under the rules of the NASDAQ Stock Market.
The nominating, corporate governance and compliance committee considers all candidates recommended by our shareholders pursuant to specific minimum qualifications that the nominating, corporate governance and compliance committee believes must be met by a recommended nominee for a position on our board of directors, which qualifications are described in the nominating, corporate governance and compliance committee’s charter, a copy of which is available on the Investor Relations-Corporate Information-Governance Documents & Charters section of our corporate website www.wright.com. We have made no material changes to the procedures by which shareholders may recommend nominees to our board of directors as described in our most recent proxy statement.
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
The strategic transactions committee consists of Ms. Weatherman (Chair), Mr. Stevens, and Mr. Wallman.
Code of Business Conduct
We have adopted a code of business conduct, which applies to all of our directors, officers, and employees. The code of business conduct is available on the Investor Relations-Corporate Information-Governance Documents & Charters section of our corporate website at www.wright.com. Any person may request a copy free of charge by writing to James A. Lightman, Senior Vice President, General Counsel and Secretary, Wright Medical Group N.V., Prins Bernhardplein 200, 1097 JB Amsterdam, the Netherlands. We intend to disclose on our corporate website any amendment to, or waiver from, a provision of our code of business conduct that applies to directors and executive officers and that is required to be disclosed pursuant to the rules of the SEC and the NASDAQ Stock Market.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors, executive officers, and all persons who beneficially own more than 10% of our outstanding ordinary shares to file with the SEC initial reports of ownership and reports of changes in ownership of our ordinary shares. Directors, executive officers, and greater than 10% beneficial owners also are required to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based on review of the copies of such reports and amendments to such reports furnished to us with respect to the year ended December 25, 2016, and based on written representations by our directors and executive officers, all required Section 16 reports under the Exchange Act for our directors, executive officers, and beneficial owners of greater than 10% of our ordinary shares were filed on a timely basis during the year ended December 25, 2016.
Item 11. Executive Compensation.
Compensation Discussion and Analysis
In this Compensation Discussion and Analysis (CD&A), we describe the key principles and approaches we use to determine elements of compensation paid to, awarded to and earned by the following executive officers, whose compensation is set forth in the Summary Compensation Table found under “-Executive Compensation Tables and Narratives-Summary Compensation Information”:

•	Robert J. Palmisano, who serves as our President and Chief Executive Officer;

•	Lance A. Berry, who serves as our Senior Vice President and Chief Financial Officer;

•	Kevin D. Cordell, who serves as our President, U.S.;

•	Peter S. Cooke, who serves as our President, International; and

•	Robert P. Burrows, who serves as our Senior Vice President, Supply Chain.
We refer to these executive officers as our “named executive officers” and our President and Chief Executive Officer as our “CEO” in this CD&A. This CD&A should be read in conjunction with the accompanying compensation tables, corresponding notes and narrative discussion, as they provide additional information and context to our compensation disclosures.
Executive Summary
We devoted significant time and resources during 2016 to integrating the operations of legacy Wright and legacy Tornier and aligning our executives with our combined company mission, vision and values. During 2016, we made significant and measurable progress towards key business and financial objectives:

•
We completed over 80% of our approximately 300 integration milestones, including the integration of our global sales forces and the co-location of three of our top five international markets and consolidation into one enterprise resource planning (ERP) system.

•	We enjoyed better-than-expected timing of anticipated revenue dis-synergies and cost synergies from the merger.

•	We materially improved our balance sheet, including our days on hand (DOH) inventory, instrument set utilization and days sales outstanding (DSO).

•	We sold our non-core European Large Joints business in October 2016.

•	We removed significant uncertainty with our agreement to settle a substantial portion of our metal-on-metal hip litigation claims in November 2016.

•	We grew our core net sales at above-market growth rates. Our total net sales from continuing operations were $690.4 million for 2016, representing annual growth of 70.3% over 2015.
One of our key executive compensation objectives is to link pay to performance by aligning the financial interests of our executives with those of our shareholders and by emphasizing pay for performance in our compensation programs. We strive to accomplish this objective primarily through our annual performance incentive plan (PIP), which compensates executives for achieving annual corporate and divisional financial and other goals. For 2016, we had four corporate performance measures. The table below sets forth the three corporate performance measures for 2016, in each case, from continuing operations and as adjusted for certain items, which resulted in a payout.

2016 corporate performance metric	Payout
Global extremities and biologics net sales	Between target and above target
Adjusted EBITDA	At maximum
Free cash flow	At maximum
Overall weighted corporate performance achievement rating	155.8%
For each corporate performance measure, except one, we achieved between target and maximum levels of performance, resulting in an overall weighted corporate performance achievement rating of 155.8% of target. The fourth corporate performance goal related to AUGMENT® Bone Graft, as to which there was no payout. For our divisional performance measures, we also achieved overall performance achievement weighted average ratings above target. These annual PIP payouts resulted in overall executive compensation levels that are above our target positioning, which align with our above-market sales growth and significant progress towards key business and financial objectives during 2016.
Shareholder Outreach Efforts and 2017 Changes to Our Executive Compensation
Looking forward to 2017, we intend to continue to align and focus our executives on key strategic priorities and financial objectives. In furtherance of this objective, we have spent considerable time reviewing our executive compensation program to ensure that it not only motivates our executives, but also aligns with shareholder interests and prevailing market practice.
As part of this review, we reached out and listened to shareholders. In fiscal 2016, we contacted our top 50 institutional shareholders, representing approximately 86% of our outstanding ordinary shares and attended over 300 meetings for investors and interested investors. For the individual investor meetings, our CEO, Chief Financial Officer and/or Chief Communications Officer attended. The agenda for these meetings requested feedback from investors and shareholders and generally included: (1) a review of our operations and results to date; (2) a summary of our strategic priorities and focus; and (3) a review of our compensation philosophy and its alignment with our strategic direction. The three most common themes noted from investors and shareholders include incorporating the use of performance-based equity awards, eliminating our single trigger change-in-control provision in our equity plan and holding an annual say-on-pay vote.
As a result of this review and based on feedback from investors and shareholders, we intend to implement the following new executive compensation practices during 2017:

Performance-Based Awards
We intend to change the mix of our executive long-term incentive awards to incorporate performance-based awards. We plan to move to a mix comprised of one-third performance-based awards, one-third time-based stock options and one-third time-based restricted stock unit awards. We anticipate that the performance-based awards will vest upon achievement of performance goals over a three-year performance period.

Double Trigger Vesting
We intend to submit a new equity and incentive plan to a vote of our shareholders at our 2017 annual general meeting in June. We anticipate this new plan will incorporate several new features, one of which is a new double trigger change-in-control vesting provision.

Minimum Vesting Periods
We intend to incorporate into the new plan minimum vesting provisions that will require all equity awards under the new plan to contain minimum vesting periods of at least one year and three years for time-based full value awards granted to employees.

Clawback Policy	We intend to adopt a clawback policy that will authorize recovery of gains from incentive compensation, including equity awards, in the event of certain financial restatements.
Annual Say-on-Pay Vote	We intend to provide our shareholders with a say-on-pay vote every year as opposed to our current practice of every three years.
Compensation Highlights and Best Practices
Our compensation practices include many best pay practices that support our executive compensation objectives and principles, and benefit our shareholders.
What We Do:

Pay for Performance
We tie compensation directly to financial and other performance metrics. Our annual PIP pays out only if certain levels of performance are met. In 2017, we intend to grant performance-based awards, which will comprise of one-third of executives’ long-term incentive and be paid out only if certain levels of performance are met.

Bonus Caps	We cap our PIP bonuses and will cap our new performance-based awards at 200% of target.
Performance Measure Mix	We use a mix of performance measures within our PIP.
At-risk Pay	A significant portion of our executive compensation is “performance-based” or “at risk.”
Equity-based Pay	A significant portion of our executive compensation is “equity-based” and in the form of equity awards.
LTI Grant Guidelines	We have adopted and review annually long-term incentive guidelines for the grant of equity awards.
Long-term Vesting
Value received under equity awards is tied to three to four-year vesting and any value from stock options is contingent upon long-term stock price performance. Our performance-based awards will vest only if certain levels of performance are achieved over a three-year performance period.

Clawback Policy	Our PIP and stock incentive plan include “clawback” mechanisms to recoup incentive compensation if it is determined that executives engaged in certain conduct adverse to our interests.
Stock Ownership Guidelines	We maintain stock ownership guidelines for all our executives.
Independent Committee and Consultant	We have an independent compensation committee which is advised by an independent external compensation consultant.
What We Don't Do:

No Repricing	We do not allow repricing or exchange of any equity awards without shareholder approval.
No Excessive Perquisites	We do not provide excessive perquisites to our executives.
No Tax Gross-Ups	We do not provide tax “gross-up” payments to our executives, other than customary tax gross-up payments under our relocation policy and to our CEO under his employment agreement.
No Hedging or Pledging	We do not allow our employees to engage in hedging transactions, including short sales, transactions in publicly traded options, such as puts, calls and other derivatives, and pledging our securities.
No Dividends on Unvested Awards	We do not pay dividends on unvested equity awards.
Say-on-Pay Vote
We are required to provide our shareholders with an advisory non-binding vote on the compensation paid to our named executive officers, or say-on-pay vote. In addition, we are required every six years to ask our shareholders to indicate the frequency with which they believe a say-on-pay vote should occur. We last asked our shareholders to indicate their preferred frequency of a say-

on-pay vote at our 2011 annual general meeting. At this meeting, our shareholders voted overwhelmingly for a frequency of every three years. Accordingly, we last submitted a say-on-pay proposal to our shareholders at our 2014 annual general meeting held on June 26, 2014. At this meeting, over 99% of the votes cast by our shareholders were in favor of our say-on-pay vote.
At our 2017 annual general meeting to be held in June 2017, our shareholders will have the opportunity again to vote on a say-on-pay proposal. In addition, our shareholders will have the opportunity again to provide an advisory vote on the frequency of our say-on-pay vote.
Because of the change in our shareholder base since 2011 and the current preference of several shareholders as expressed to us during our shareholder outreach efforts, our board of directors, upon recommendation of the compensation committee, intends to recommend a say-on-pay vote frequency of every year. We have determined that a say-on-pay vote every year is the best approach for our company and shareholders for a number of reasons, including:

•	It is consistent with the preference of many of our shareholders.

•	It allows our shareholders to provide timely, direct input on our executive compensation philosophy, policies and practices as disclosed in our proxy statement each year.

•	It is consistent with our review of core elements of our executive compensation program annually.

•	It is consistent with our efforts to engage in an ongoing dialogue with shareholders on executive compensation and corporate governance matters.
Compensation Objectives and Philosophies
Our executive compensation policies, plans and programs seek to enhance our financial performance, and thus shareholder value, by aligning the financial interests of our executives with those of our shareholders and by emphasizing pay-for-performance. Specifically, our executive compensation programs are designed to:

•	Reinforce our corporate mission, vision and values;

•	Attract and retain executives important to the success of our company;

•	Align the interests of our executives with the interests of our shareholders; and

•	Reward executives for the achievement of company performance objectives, the creation of shareholder value in the short- and long-term, and their contributions to the success of our company.
To achieve these objectives, the compensation committee makes executive compensation decisions based on the following philosophies:

•
Base salary and total compensation levels will generally be targeted to be within a reasonable range of the 67th percentile of a group of similarly-sized peer companies. However, the specific competitiveness of any individual executive’s salary and compensation will be determined considering factors like the executive’s experience, skills and capabilities, contributions as a member of the executive management team, contributions to our overall performance, and the sufficiency of total compensation potential to ensure the retention of an executive when considering the compensation potential that may be available elsewhere.

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

•	Primary emphasis should be placed on company performance as measured against goals approved by the compensation committee rather than on individual performance.

•	At least half of the CEO’s compensation and one-third of other executives’ compensation opportunity should be in the form of stock-based incentive awards.
Executive Compensation Components
The principal elements of our executive compensation program for 2016 were:

•	base salary;

•	short-term cash incentive compensation;

•	long-term equity-based incentive compensation, in the form of stock options and restricted stock unit (RSU) awards; and

•
other compensation arrangements, such as benefits made generally available to our other employees, limited and modest executive benefits and perquisites, and severance and change in control arrangements.

Except as otherwise described in this CD&A, the compensation committee has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and currently paid out compensation, between cash and non-cash compensation, or among different forms of non-cash compensation. However, the compensation committee’s philosophy is to make a greater percentage of an executive’s compensation performance-based, and therefore at risk, as the executive’s position changes and responsibility increases given the influence more senior level executives generally have on company performance. Thus, individuals with greater roles and responsibilities associated with achieving our objectives should bear a greater proportion of the risk that those goals are not achieved and should receive a greater proportion of the reward if objectives are met or surpassed. Accordingly, our objective is that at least two-thirds of the CEO’s compensation and one-half of other executives’ compensation opportunity be in the form of variable compensation that is tied to financial results or share price and that at least half of the CEO’s compensation and one-third of other executives’ compensation opportunity be in the form of stock-based incentive awards.
The overall mix of annual base salaries, target annual cash incentive awards and grant date fair value long-term incentive awards as a percent of target total direct compensation for our CEO and other named executive officers as a group for 2016 is provided below. The value of the long-term incentives represented is based on the grant date fair value of stock options and RSU awards granted during 2016. Actual long-term incentive value will be based on long-term stock price performance. All other compensation is excluded from the table below.
Base Salary
Overview. We provide a base salary for our named executive officers that, unlike some of the other elements of our executive compensation program, is not subject to company or individual performance risk. We recognize the need for most executives to receive at least a portion of their total compensation in the form of a guaranteed base salary that is paid in cash regularly throughout the year. Base salaries are established upon hiring an executive, and are subject to subsequent annual adjustments.
Setting Initial Salaries for New Executives. We initially fix base salaries for executives at a level we believe enables us to hire and retain them in a competitive environment and to reward satisfactory individual performance and a satisfactory level of contribution to our overall business objectives.
Annual Salary Increases. We review the base salaries of our named executive officers each year following the completion of our prior year individual performance reviews. If appropriate, we increase base salaries to recognize annual increases in the cost of living and superior individual performance and to ensure that our base salaries remain market competitive. In addition, with respect to Mr. Palmisano, we also take into consideration his employment agreement which provides that we review his base salary at least annually for any increase. We refer to annual base salary increases as a result of cost of living adjustments and individual performance as “merit increases.” In addition, we may make additional upward adjustments to an executive’s base salary to compensate the executive for assuming increased roles and responsibilities, to retain an executive at risk of recruitment by other companies, and/or to bring an executive’s base salary closer to our target market positioning of companies in our peer group. We refer to these base salary increases as “market adjustments.”
The 2016 base salary merit increases for our named executive officers ranged from zero to 4.0% over their respective 2015 base salaries. The only upward market adjustment made during 2016 was a 10.0% increase in Mr. Cordell’s base salary in connection with his promotion to President, U.S. in June 2016 to bring his base salary closer to our target market positioning of companies in our peer group. We believe the base salaries of all of our named executive officers are within a reasonable range of our targeted positioning among our peer group, other than Mr. Burrows whose 2016 base salary was above the range. Mr. Burrows was a consultant for legacy Wright prior to becoming a full-time employee and his base salary reflects a premium that was required to recruit him to a full-time position.
2016 Base Salaries. The table below sets forth the 2015 base salaries (which were effective October 1, 2015 with the completion of the Wright/Tornier merger) of our named executive officers, their 2016 base salaries effective April 1, 2016, and in the case of Mr. Cordell, effective June 10, 2016 with his promotion to President, U.S., and the percentage increase compared to their 2015 base salaries:

Name	2015 base salary ($)	2016 base salary ($)	2016 base salary % increase compared to 2015 base salary
Robert J. Palmisano	$886,200	$921,648	4.0%
Lance A. Berry	397,500	413,400	4.0%
Kevin D. Cordell (1)	397,500	454,740	14.4%
Peter S. Cooke	384,000	384,000	0.0%
Robert P. Burrows	503,500	518,605	3.0%
_________________
(1)    Mr. Cordell’s 2016 base salary reflects his 4% merit increase in February 2016 and his 10% market adjustment in connection with his promotion in June 2016.
2017 Base Salaries. In February 2017, we set the following base salaries for 2017 for our named executive officers effective April 1, 2017: Mr. Palmisano ($958,514), Mr. Berry ($450,000), Mr. Cordell ($470,656), Mr. Cooke ($397,440) and Mr. Burrows ($534,163). The 2017 base salaries represent merit increases of 3.0% to 4.0% over their respective 2016 base salaries. No upward market adjustments were made.
Short-Term Cash Incentive Compensation
Our short-term cash incentive compensation is paid as an annual cash bonus under our PIP and is intended to compensate executives for achieving annual corporate financial performance goals and, in some cases, divisional financial and individual performance goals. The PIP provides broad discretion to the compensation committee in interpreting and administering the plan. All 2016 short-term cash incentive bonuses to our named executive officers are expected to be paid out in early March 2017 and were dependent upon executives’ continued service through the end of fiscal 2016.
Target Bonus Percentages. Target short-term cash incentive bonuses for 2016 for each executive were based on a percentage of base salary and were as follows for each named executive officer:

Name	Percentage of base salary
Robert J. Palmisano	100%
Lance A. Berry	65%
Kevin D. Cordell	55%/60% *
Peter S. Cooke	55%
Robert P. Burrows	50%
_________________

*	Mr. Cordell’s target bonus percentage increased to 60% in June 2016 in connection with his promotion to President, U.S.
The 2016 target bonus percentages for our named executive officers did not change from their second half of 2015 levels, except in the case of Mr. Berry whose percentage increased to 65% and Mr. Cordell, whose percentage increased from 55% to 60% in connection with his promotion in June 2016. Based on an executive compensation analysis by our compensation consultant, we believe the target bonus percentages for our named executive officers are generally aligned with our target market positioning within our peer group.

Performance Goal Mix. 2016 bonuses to our named executive officers were based upon achievement of corporate performance goals for all executives, as well as divisional performance goals for Messrs. Cordell and Cooke, and individual performance goals for Mr. Burrows.

Named executive officer	Percentage based upon corporate performance goals	Percentage based upon divisional performance goals	Percentage based upon individual performance goals
Robert J. Palmisano	100%	0%	0%
Lance A. Berry	100%	0%	0%
Kevin D. Cordell	40%	60%	0%
Peter S. Cooke	40%	60%	0%
Robert P. Burrows	80%	0%	20%
Corporate Performance Goals. For 2016, we had four corporate performance measures, three of which resulted in a payout and one of which did not. The three corporate performance measures which resulted in a payout and their weightings for 2016 are set forth in the table below. The fourth corporate performance goal related to AUGMENT® Bone Graft, as to which there was no payout. These four measures were selected because they were determined to be the four most important indicators of our financial performance for 2016 as evaluated by management and analysts.

2016 corporate performance metric	Weighting
Global extremities and biologics net sales (1)	30%
Adjusted EBITDA (2)	30%
Free cash flow (3)	30%
_________________

(1)
This performance measure was calculated using a non-GAAP financial measure, which we believe provides meaningful supplemental information regarding our core operational performance. The global extremities and biologics net sales goal and actual results were calculated based on a foreign currency exchange planning rate to adjust for any impact of foreign currency on underlying performance.

(2)
This performance measure was calculated using a non-GAAP financial measure, which we believe provides meaningful supplemental information regarding our core operational performance. Adjusted EBITDA from continuing operations means net loss from continuing operations plus charges for interest, income taxes, depreciation and amortization expenses, non-cash share-based compensation expense and non-operating income and expense. Additionally, adjusted EBITDA from continuing operations excluded due diligence, transaction and transition costs associated with acquisitions and divestitures; amortization of inventory step-up; and bonus compensation.  Notwithstanding the foregoing, adjusted EBITDA included the results of operations for our Large Joints business through the third quarter of 2016.

(3)
This performance measure was calculated using a non-GAAP financial measure, which we believe provides meaningful supplemental information regarding our core operational performance. Adjusted free cash flow means net cash flow provided by operating activities, excluding net cash flow from certain discontinued operations, less capital expenditures.  In 2016, we excluded OrthoRecon for the entire year plus the amount of transition costs related to the divestiture of our Large Joints business to Corin, as well as the forecasted EBITDA from the Large Joints segment after the divestiture of that business.

The percentage of the target bonus earned by bonus objective was based on the following performance levels:

Performance level	Percent of target bonus earned
Minimum	0%
Threshold (50% payout)	50.1% to 99.9%
Target (100% payout)	100%
Above target (150% payout)	100.1% to 150%
High (200% payout)	150.1% to 200%
A participant would not be paid for a performance measure where achievement was below the threshold performance goal. If the target performance goal was exceeded, we would pay a bonus in excess of the target performance bonus. However, no participant would be paid an amount which exceeded twice the target performance bonus.
In setting the threshold, target, above target, and maximum performance achievement levels, we considered past performance, market conditions, and the financial, strategic, and operational plans presented by management. When setting the target performance levels, we sought to ensure that at- or above-market performance was the goal. For above-target performance levels, the achievement levels required “stretch” performance by the management team to achieve this level of performance. At the threshold level, targets would be set on a steeper slope than at the above target/maximum categories, so that missed target performance would result in more rapidly declining bonus opportunity, and below the threshold level, no bonus was paid for that performance level.
The performance level of each corporate performance measure for 2016 in which a payout resulted is set forth in the table below.

Performance level	Global extremities and biologics net sales	Adjusted EBITDA	Free cash flow
Minimum	$628.1 million	$43.8 million	$(81.0) million
Threshold (50% payout)	$652.3 million	$52.4 million	$(72.1) million
Target (100% payout)	$677.0 million	$60.9 million	$(63.6) million
Above target (150% payout)	$697.9 million	$70.3 million	$(55.1) million
High (200% payout)	$727.8 million	$91.9 million	$(46.2) million
The adjusted EBITDA performance goals were adjusted by the compensation committee in October 2016 to reflect the anticipated impact to fourth quarter 2016 adjusted EBITDA from the sale of our Large Joints business. Although our free cash flow goals for 2016 were also impacted by the sale of our Large Joints business, the compensation committee decided not to adjust the goals but rather to adjust the actual result to reflect the sale since the latter would be more precise.
The table below sets forth our actual performance for each corporate performance measure in which a payout resulted and the resulting payout for each and the overall weighted corporate performance achievement rating, which was 155.8% of target.

2016 corporate performance measures and weighting	Actual	Payout
Global extremities and biologics net sales (30%)	$685.1 million	119.3%
Adjusted EBITDA (30%)	$92.5 million	200%
Free cash flow (30%)	$(26.3) million	200%
Overall weighted achievement rating		155.8%
The fourth corporate performance goal related to AUGMENT® Bone Graft, as to which there was no payout.
Divisional Performance Goals. As President of a business unit, Mr. Cordell’s 2016 PIP bonus was based 40% on corporate performance goals and 60% on divisional performance goals. For the first six months of 2016, Mr. Cordell was President, Lower Extremities and Biologics; and therefore, the divisional portion of his 2016 PIP bonus was based on the performance of the U.S. lower extremities and biologics business. In June 2016, Mr. Cordell was promoted to President, U.S. and given his new responsibilities, the compensation committee determined that it was appropriate that the divisional performance portion of his 2016 PIP bonus for the remainder of 2016 be tied to the U.S. business and reflect the performance of that business for the full year 2016 as opposed to just the last six months. Accordingly, 55% of Mr. Cordell’s 2016 PIP bonus was based on the performance of the U.S. lower extremities and biologics business during the first six months of 2016, and the remainder was based on the performance of the entire U.S. business during all of 2016.
The portion of Mr. Cordell’s 2016 PIP bonus that was tied to the performance of the U.S. lower extremities and biologics business was based on net sales. With respect to this performance measure, the U.S. lower extremities and biologics business performed above target, resulting in a weighted achievement rating of 150.7% of target for that portion of Mr. Cordell’s 2016 PIP bonus. The portion of Mr. Cordell’s 2016 PIP bonus that was tied to the performance of the entire U.S. business was based on five divisional performance measures. The table below sets forth the four U.S. divisional performance measures in which a payout resulted and reflects how that business unit performed in 2016 and the overall weighted average divisional performance achievement rating. The fifth performance measure related to AUGMENT® Bone Graft, as to which there was no payout. Taking into account the two components, Mr. Cordell’s 2016 PIP bonus reflected an overall weighted average achievement rating of 152.7% of target.

2016 divisional performance measures and weighting	2016 performance
U.S. net sales (32%)	Between target and above target
Adjusted EBITDA for U.S. business (30%)	Slightly below maximum
DOH for U.S. business (15%)	Between above target and maximum
DSO for U.S. business (15%)	Between target and above target
Overall weighted achievement rating	Between target and above target
As President, International, Mr. Cooke’s 2016 annual PIP bonus was also based 40% on corporate performance goals and 60% on international divisional performance goals. The table below sets forth the divisional performance measures for the international business and reflects how that business unit performed in 2016 and the overall weighted average divisional performance achievement rating. Taking into account the two components, Mr. Cooke's 2016 PIP bonus reflected an overall weighted average achievement rating of 137.3% of target.

International divisional performance measures and weightings	2016 performance
International extremities and biologics net sales (35%)	Between threshold and target
Adjusted EBITDA for international extremities and biologics (35%)	Above target
DOH for international extremities and biologics (15%)	Between threshold and target
DSO for international (15%)	At maximum
Overall weighted achievement rating	Between target and above target
The specific performance levels for each divisional performance measure are maintained as proprietary and confidential. We believe that disclosure of these specific performance levels would represent competitive harm to us as these divisional goals and results are not publicly disclosed and are competitively sensitive. For each divisional performance measure, the target goal reflects the annual financial business plan goal set for each respective division. Based on historical performance, the compensation committee believes the attainment of the target performance level, while uncertain, could be reasonably anticipated. Threshold goals represent the minimum level of performance necessary for there to be a payout for that performance measure and the compensation committee believes the threshold goals are likely to be achieved. Maximum goals represent levels of performance at which the compensation committee determines a payout of 200% of target would be appropriate. The compensation committee believes that the maximum goals established for each division performance measure are more aggressive goals.
Individual Performance Goals. To foster cooperation and communication among executives, the compensation committee places primary emphasis on overall corporate and divisional performance goals rather than on individual performance goals. For named executive officers, at least 80% of their 2016 annual PIP bonuses were determined based on the achievement of corporate or divisional performance goals and only 20% or less were based on achievement of individual performance goals. The individual performance goals used to determine annual PIP bonuses were management by objectives, known internally as MBOs. MBOs are generally two to three written, specific and measurable objectives agreed to and approved by the executive, CEO and compensation committee in the beginning of the year. The only named executive officer with MBOs was Mr. Burrows and his MBO achievement rating was 4.15. Mr. Burrows’s MBOs related to supply chain vital few initiatives that would have a positive cash impact, Wright/Tornier merger integration activities related to supply chain, and future cash flow opportunities in supply chain.
2016 Actual PIP Bonuses. The table below sets for the 2016 PIP bonuses for all named executive officers, which bonuses are anticipated to be paid at the beginning of March 2017:

Named executive officer	2016 PIP bonus
Robert J. Palmisano	$1,435,928
Lance A. Berry	418,650
Kevin D. Cordell	376,693
Peter S. Cooke	289,893
Robert P. Burrows	404,875
PIP Performance Goals for 2017. In February 2017, the compensation committee approved PIP performance goals for 2017. The 2017 target bonus percentages for our named executive officers did not change from their 2016 levels. Consistent with the design for 2016 plan, the annual bonus for our CEO will be based 100% on achievement of corporate performance goals, with no individual performance components. Bonuses for our other named executive officers will be based 100% on achievement of corporate performance goals for Mr. Berry, 40% on achievement of corporate performance goals and 60% on achievement of divisional performance goals for Messrs. Cordell and Cooke, and 80% on achievement of corporate performance goals and 20% on achievement of individual goals for Mr. Burrows. Mr. Cordell’s divisional performance goals will be split equally between the U.S. lower extremities and biologics business and the U.S. upper extremities business and Mr. Cooke’s divisional performance goals will be based on the international business. The corporate performance measures for 2017 will be based on net sales, adjusted EBITDA from continuing operations, and free cash flow. The divisional performance goals for Messrs. Cordell and Cooke will be similar to the goals for 2016. The individual goals for Mr. Burrows will relate to our high performance management system supply chain initiatives.
Long-Term Equity-Based Incentive Compensation
Generally. The compensation committee’s primary objectives with respect to long-term equity-based incentives are to align the interests of our executives with the long-term interests of our shareholders, promote stock ownership, and create significant incentives for executive retention. Long-term equity-based incentives typically comprise a significant portion of each named executive officer’s compensation package, consistent with our executive compensation philosophy.
Types of Equity Grants. Under our long-term incentive grant guidelines, our board of directors, on recommendation of the compensation committee, generally grants two types of equity-based incentive awards to our named executive officers: performance recognition grants and talent acquisition grants. On limited occasion, we may make special recognition grants or discretionary grants to executive officers for retention or other purposes. Such grants may vest based on the passage of time and/or the achievement of certain performance goals. During 2016, only annual performance recognition grants were made to one or more of our named executive officers, as described in more detail under “-2016 Equity Awards.”
Performance recognition grants are discretionary annual grants that are made during mid-year to give the compensation committee another formal opportunity during the year to review executive compensation and recognize executive and other key employee performance. The recipients and size of the annual performance recognition grants are determined based on our long-term incentive grant guidelines, which we review annually to ensure continued alignment with our target positioning. Under our long-term incentive grant guidelines for annual performance recognition grants, named executive officers received a certain percentage of their respective base salaries in stock options and RSU awards. Consistent with the principle that the interests of our executives should be aligned with those of our shareholders and that the portion of an executive’s total compensation that varies with performance and is at risk should increase with the executive’s level of responsibility, incentive grants, expressed as a percentage of base salary and dollar values, increase as an executive’s level of responsibility increases.
The table below describes our long-term incentive grant guidelines for annual performance recognition grants that applied to our named executive officers for 2016.

Named executive officer	Incentive grant guideline expressed as % of base salary	Dollar value of incentive grant guideline ($)
Robert J. Palmisano	400%	$3,686,592
Lance A. Berry	200%	826,800
Kevin D. Cordell	175%	795,795
Peter S. Cooke	100%	384,000
Robert P. Burrows	100%	518,605
Once the target total long-term equity value was determined for each executive based on the executive’s relevant percentage of base salary, half of the value was provided in stock options and the other half was provided in RSU awards. The reasons why we use stock options and RSU awards are described below under “-Stock Options” and “-RSU Awards.”
Talent acquisition grants are used for new hires. These grants of options and RSU awards are considered and approved as part of the executive’s compensation package at the time of hire (with the grant date and exercise price delayed until the hire date). As with our performance recognition grants, the size of our talent acquisition grants is determined by dollar amount (as opposed to number of underlying shares), and under our long-term incentive grant guidelines, is generally two times the long-term incentive grant guidelines for annual performance recognition grants, as recommended by our compensation consultant. We recognize that higher initial grants often are necessary to attract a new executive, especially one who may have accumulated a substantial amount of equity-based long-term incentive awards at a previous employer that would typically be forfeited upon acceptance of employment with us. In some cases, we may need to further increase a talent acquisition grant to attract an executive. No talent acquisitions grants were made to any of our named executive officers during 2016.
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
2016 Equity Awards. The table below sets forth the number of stock options and RSU awards granted to each of our named executive officers in 2016.

Named executive officer	Stock options	RSU awards
Robert J. Palmisano	271,076	94,334
Lance A. Berry	60,795	21,157
Kevin D. Cordell	58,515	20,363
Peter S. Cooke	29,083	10,121
Robert P. Burrows	38,133	13,270
Additional information concerning the long-term incentive compensation information for our named executive officers for 2016 is included in the Summary Compensation Table and Grants of Plan-Based Awards Table under the heading “Executive Compensation Tables and Narratives.”
2017 Equity Awards. We intend to change the mix of our executive long-term incentive awards to incorporate performance-based awards in 2017. We plan to move to a mix comprised of one-third performance-based awards, one-third time-based stock options and one-third time-based RSUs. We anticipate that the performance-based awards will vest only upon achievement of certain performance goals to be achieved over a three-year performance period.
All Other Compensation
Retirement Benefits. In 2016, our named executive officers had the opportunity to participate in retirement plans maintained by our operating subsidiaries, including a 401(k) plan, on the same basis as our other employees. We believe these plans provide an opportunity for our executives to plan for and meet their retirement savings needs. Except for these plans, we do not provide pension arrangements or post-retirement health coverage for our employees, including named executive officers. We also do not provide any nonqualified defined contribution or other deferred compensation plans.
Relocation, Assignment and Expat Benefits. We provide our executive officers with customary relocation assistance benefits if they relocate at our request. For international assignments, we also provide customary assignment and expat benefits that are consistent with local policies and practices. Tax protection may be provided in these situations to avoid an executive being penalized from a tax perspective for a relocation or expat service on behalf of our company. During 2016, we asked Mr. Cooke, President, International, to relocate his family to the United Kingdom and build an international headquarters and team. To compensate and incentivize Mr. Cooke to relocate, we agreed to provide him standard and customary relocation, temporary assignment and expat benefits. These are described in more detail under “Executive Compensation Tables and Narratives-Summary Compensation Information-All Other Compensation for 2016-Supplemental” and include cost-of-living adjustments, medical coverage, housing allowance, educational tuition fees and related transportation costs, car lease, reimbursement of certain relocation expenses and tax and tax equalization benefits.
Perquisites and Other Benefits. We provide our executive officers with modest perquisites to attract and retain them. The perquisites provided to our named executive officers during 2016 included $1,000 for certain personal insurance premiums and up to $5,000 reimbursement for financial and tax planning and tax preparation. In addition, we are required to provide our CEO additional perquisites under the terms of his employment agreement, which we agreed upon at the time of his initial hiring by legacy Wright to attract him to our company. These additional perquisites include additional reimbursement for financial and tax planning and tax preparation, a monthly allowance of $7,500 for housing and automobile expenses, reimbursement for reasonable travel expenses between Memphis, Tennessee and his residences, and an annual physical examination. To the extent that the reimbursements for his housing and automobile expenses and travel expenses between Memphis, Tennessee and his residences are not deductible by Mr. Palmisano for income tax purposes, such amounts are “grossed-up” for income tax purposes so that the reimbursed items will be received net of any deduction for income and payroll taxes. We agreed to this gross-up provision at the time of his initial hiring by legacy Wright to attract him to our company and ease the financial burden on him to travel between Memphis, Tennessee and his residences. We believe these perquisites are an important part of our overall compensation package and help us accomplish our goal of attracting, retaining, and rewarding top executive talent. The value of all of the perquisites provided to our named executive officers for 2016 can be found under “Executive Compensation Tables and Narratives- Summary Compensation Information-All Other Compensation for 2016-Supplemental.”
Change in Control and Post-Termination Severance Arrangements
Change in Control Arrangements. To encourage continuity, stability and retention when considering the potential disruptive impact of an actual or potential corporate transaction, we have established change in control arrangements, including provisions in our equity-based compensation plans, separation pay agreements with our executives, and our employment agreement with our CEO, which are described in more detail below and under “Executive Compensation Tables and Narratives-Potential Payments Upon a Termination or Change in Control.” These arrangements are designed to incentivize our executives to remain with our company in the event of a change in control or potential change in control.
Under the terms of our current stock incentive plan and the individual award documents provided to recipients of awards under that plan, all stock options and RSU awards will become immediately vested (and, in the case of options, exercisable) upon the completion of a change in control of our company. Thus, the immediate vesting of stock options and RSU awards is triggered by the change in control, itself, and thus is known as a “single trigger” change in control arrangement. We believe our current “single trigger” equity acceleration change in control arrangements provide important retention incentives during what can often be an uncertain time for employees. They also provide executives with additional monetary motivation to focus on and complete a transaction that our board of directors believes is in the best interests of our company and shareholders rather than to seek new employment opportunities. We also believe that the immediate acceleration of equity-based awards aligns the interests of our executives and other employees with those of our shareholders by allowing our executives to participate fully in the benefits of a change in control as to all of their equity. If an executive were to leave before the completion of the change in control, unvested awards held by the executive would terminate.
However, despite our belief that single trigger change in control arrangements play an important role in our executive compensation program, we recognize that our single trigger change in control arrangements no longer align with current market practice and the desires of many of our shareholders. Accordingly, in connection with our new equity and incentive plan that we intend to submit to a vote of our shareholders at our 2017 annual general meeting, we intend to implement a new “double trigger” change in control provision with respect to future equity awards. Under this new provision, equity awards granted under the new plan will not vest in connection with a change in control unless there is a termination event or the equity awards are not continued, assumed or substituted with like awards by the successor.
In addition to our change in control provisions in our stock incentive plan, we have entered into an employment agreement with our CEO and separation pay agreements with our other named executive officers and other officers which provide certain payments and benefits in the event of a termination of employment in connection with a change in control. These “double trigger” change in control protections are intended to induce executives to accept or continue employment with our company, provide consideration to executives for certain restrictive covenants that apply following termination of employment, and provide continuity of management in connection with a threatened or actual change in control transaction. If an executive’s employment is terminated without cause or by the executive for “good reason” (as defined in the agreements) within 12 months (24 months for our CEO) following a change in control, the executive will be entitled to receive a severance payment and certain benefits. These arrangements and a quantification of the payment and benefits provided under these arrangements are described in more detail under “Executive Compensation Tables and Narratives-Potential Payments Upon a Termination or Change in Control.” These additional payments and benefits will not be triggered just by a change in control, but require a termination event not within the control of the executive, and thus are known as “double trigger” change in control arrangements. As opposed to the immediate acceleration of equity-based awards, we believe that other change in control payments and benefits should properly be tied to termination following a change in control, given the intent that these amounts provide economic security to ease in the executive’s transition to new employment.
We believe our change in control arrangements are an important part of our executive compensation program in part because they mitigate some of the risk for executives working in a smaller company where there is a meaningful likelihood that the company may be acquired. Change in control benefits are intended to attract and retain qualified executives who, absent these arrangements and in anticipation of a possible change in control of our company, might consider seeking employment alternatives to be less risky than remaining with our company through the transaction. We believe that relative to our company’s overall value, our potential change in control benefits are relatively small and are aligned with current peer company practices.
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

In the beginning of 2016, as part of our merger integration efforts, we asked Mr. Cooke, our President, International to relocate his family to the United Kingdom and build an international headquarters and team. Despite his initial hesitation to do so, Mr. Cooke agreed. To incentivize him to relocate, we entered into a retention letter agreement with him under which we agreed to provide him certain expat relocation and temporary assignment benefits customarily provided to executives in such situations. We also agreed to pay him a $1.2 million retention payment on the second anniversary of his relocation, subject to his continuing employment through such date and other specified terms and conditions. This retention payment, if made, would be in lieu of any future change in control or severance payment Mr. Cooke otherwise would be entitled to receive under his separation pay agreement. If Mr. Cooke voluntarily terminates his employment prior to the completion of his two-year assignment, he will not receive the retention payment. If we terminate his employment without cause or he terminates his employment for good reason prior to the completion of his two-year assignment, he will receive the retention payment.
For more information on our severance arrangements with our named executive officers, see the discussions below under “-Executive Compensation Tables and Narratives-Potential Payments Upon a Termination or Change in Control.”
Stock Ownership Guidelines
We have established stock ownership guidelines that are intended to further align the interests of our executives with those of our shareholders. Stock ownership targets for each of our executive officers have been set at that number of our ordinary shares with a value equal to a multiple of the executive’s annual base salary. Each of the executive officers has five years from the date of hire or, if the ownership multiple has increased during his or her tenure, five years from the date established in connection with such increase to reach his or her stock ownership targets. Until his or her stock ownership target is achieved, each executive is required to retain an amount equal to 75% of the net shares received as a result of the exercise of stock options or the vesting of RSU awards. If there is a significant decline in the price of our ordinary shares that causes executives to be out of compliance, such executives will be subject to the 75% retention ratio, but will not be required to purchase additional shares to meet the applicable targets. Our compensation committee reports on compliance with the guidelines at least annually to our board of directors.

Named executive officer	Stock ownership target as a multiple of base salary	In compliance (yes/no)
Robert J. Palmisano	4x	Yes
Lance A. Berry	2x	Yes
Kevin D. Cordell	2x	Yes
Peter S. Cooke	2x	Yes
Robert P. Burrows	2x	Yes
Anti-Hedging and Pledging
Our code of conduct on insider trading and confidentiality prohibits our executive officers from engaging in hedging transactions, such as short sales, transactions in publicly traded options, such as puts, calls and other derivatives, and pledging our ordinary shares.
Clawback Policy
During 2017, we intend to adopt a clawback policy that will authorize recovery of gains from incentive compensation, including equity awards, in the event of certain financial restatements. In addition, our stock incentive plan and PIP currently contain “clawback” provisions. Under our stock incentive plan, if an executive is determined by the compensation committee to have taken action that would constitute “cause” or an “adverse action,” as those terms are defined in the plan, during or within one year after the termination of the executive’s employment, all rights of the executive under the plan and any agreements evidencing an award then held by the executive will terminate and be forfeited. In addition, the compensation committee may require the executive to surrender and return to us any shares received, and/or to disgorge any profits or any other economic value made or realized by the executive in connection with any awards or any shares issued upon the exercise or vesting of any awards during or within one year after the termination of the executive’s employment or other service. Under our PIP, we have the right to take all actions necessary, to recover any awards or amounts paid to any plan participant to the extent required or permitted by applicable laws, rules or regulations, securities exchange listing requirements or any policy of our company implementing the foregoing.
Risk Assessment
As a result of our annual assessment on risk in our compensation programs, we concluded that our compensation policies, practices, and programs and related compensation governance structure, work together in a manner so as to encourage our executives to pursue growth strategies that emphasize shareholder value creation, but not to take unnecessary or excessive risks that could threaten the value of our company. For more information on this assessment, see the discussions below under “-Executive Compensation Tables and Narratives-Risk Assessment of Compensation Policies, Practices and Programs.”

Executive Compensation Decision Making
Role of Compensation Committee and Board. The responsibilities of the compensation committee include reviewing and approving corporate goals and objectives relevant to the compensation of our executive officers, evaluating each executive’s performance in light of those goals and objectives and, either as a committee or together with the other directors, determining and approving each executive’s compensation, including performance-based compensation based on these evaluations (and, in the case of executives, other than the CEO, the CEO’s evaluation of such executive’s individual performance). Consistent with our shareholder-approved board of directors compensation policy, the compensation package for our CEO, who also serves as executive director of our company, is determined by our non-executive directors, based upon recommendations from the compensation committee.
In setting or recommending executive compensation for our named executive officers, the compensation committee considers the following primary factors:

•	each executive’s position within the company and the level of responsibility;

•	the ability of the executive to impact key business initiatives;

•	the executive’s individual experience and qualifications;

•	compensation paid to executives of comparable positions by companies similar to us;

•	company performance, as compared to specific pre-established objectives;

•	individual performance, generally and as compared to specific pre-established objectives;

•	the executive’s current and historical compensation levels;

•	advancement potential and succession planning considerations;

•	an assessment of the risk that the executive would leave us and the harm to our business initiatives if the executive left;

•	the retention value of executive equity holdings, including outstanding stock options and RSU awards;

•	the dilutive effect on the interests of our shareholders of long-term equity-based incentive awards; and

•	anticipated share-based compensation expense as determined under applicable accounting rules.
The compensation committee also considers the recommendations of our CEO with respect to executive compensation to be paid to other executives. In making its final decision regarding the form and amount of compensation to be paid to our named executive officers (other than the CEO), the compensation committee considers and gives great weight to the recommendations of the CEO recognizing that due to his reporting and otherwise close relationship with each executive, the CEO often is in a better position than the compensation committee to evaluate the performance of each executive (other than himself). In making its final decision regarding the form and amount of compensation to be paid to the CEO, the compensation committee considers the results of the CEO’s self-review and his individual annual performance review by the compensation committee, benchmarking data gathered by our compensation consultant, and the recommendations of our non-executive directors.
Role of Management. Three members of our executive team play a role in our executive compensation process and regularly attend meetings of the compensation committee - the CEO, Senior Vice President, Human Resources, and Senior Vice President, General Counsel and Secretary. The CEO assists the compensation committee primarily by making formal recommendations regarding the amount and type of compensation to be paid to executives (other than himself). In making these recommendations, the CEO considers many of the same factors listed above that the compensation committee considers in setting executive compensation, including in particular the results of each executive’s annual performance review and the executive’s achievement of his or her individual management performance objectives established in connection with our PIP, described below. The Senior Vice President, Human Resources assists the compensation committee primarily by gathering compensation related data regarding executives and coordinating the exchange of this information and other executive compensation information among the members of the compensation committee, the compensation committee’s compensation consultant and management in anticipation of compensation committee meetings. The Senior Vice President, General Counsel and Secretary assists the compensation committee primarily by ensuring compliance with legal and regulatory requirements and educating the committee on executive compensation trends and best practices from a corporate governance perspective and acting as corporate secretary of meetings. Final deliberations and decisions regarding the compensation to be paid to each executive, however, are made by our board of directors or compensation committee without the presence of the executive.
Role of Consultant. The compensation committee has retained the services of Mercer (US) Inc. (Mercer) to provide executive compensation advice. Mercer’s engagement by the compensation committee includes reviewing and advising on all significant aspects of executive compensation, as well as non-executive director compensation. This includes base salaries, short-term cash incentives and long-term equity incentives for executives. At the request of the compensation committee, each year, Mercer recommends a peer group of companies, collects relevant market data from these companies to allow the compensation committee to compare elements of our compensation program to those of our peers, provides information on executive compensation trends and implications for us and makes other recommendations to the compensation committee regarding certain aspects of our executive compensation program. Our management, principally the Senior Vice President, Human Resources and the chair of the compensation committee, regularly consult with a representative of Mercer before compensation committee meetings. A representative of Mercer regularly attends meetings of the compensation committee. In making its final decision regarding the form and amount of compensation to be paid to executives, the compensation committee considers the information gathered by and recommendations of Mercer. The compensation committee values Mercer’s benchmarking information and input regarding best practices and trends in executive compensation matters.
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
In 2015, Mercer worked with the post-Wright/Tornier merger compensation committee to identify a peer group of 13 companies that the compensation committee approved at its first in-person meeting in the Netherlands after completion of the merger in October 2015. Companies in the peer group are public companies in the health care equipment and supplies business with products and operations similar to ours and that had annual revenues generally within a range of our then-anticipated post-merger annual revenues. The peer group included the following companies:

The Cooper Companies, Inc.	Masimo Corporation	NuVasive, Inc.
Globus Medical, Inc.	Merit Medical Systems, Inc.	ResMed Inc.
Greatbatch, Inc.	Natus Medical Incorporated	Sirona Dental Systems, Inc.
Haemonetics Corporation	NxStage Medical, Inc.	Thoratec Corporation
Integra LifeSciences Holdings Corporation
The table below sets forth certain revenue and other financial information as of a date available prior to the date Mercer used to compile the proposed peer group and market capitalization information as of February 28, 2015 regarding the peer group that the compensation committee used in connection with its recommendations and decisions regarding executive compensation for 2016. The percentile rank was the anticipated rank of the combined company based on then anticipated 12-month revenue and market capitalization.

	Trailing 12-month revenue (in millions)	Three-year revenue growth	Trailing 12-month EBIT	Market capitalization (in millions)
25th percentile	$478	25%	$69	$1,325
50th percentile	688	34%	93	2,171
75th percentile	928	42%	143	2,299
Percentile rank	51%	N/A	N/A	78%
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
Market Positioning. In general, we target base salary and total compensation levels to be within a reasonable range of the 67th percentile of our peer group. However, the specific competitiveness of any individual executive’s pay will be determined considering factors like the executive’s experience, skills and capabilities, contributions as a member of the executive management team, and contributions to our overall performance. The compensation committee will also consider the sufficiency of total compensation potential and the structure of pay plans to ensure the hiring or retention of an executive when considering the compensation potential that may be available elsewhere.
Tax Deductibility of Compensation
In designing our executive compensation program, we consider the deductibility of executive compensation under Code Section 162(m), which provides that we may not deduct more than $1 million paid to certain executive officers, other than “performance-based” compensation meeting certain requirements. Our stock incentive plan incorporates provisions intended to satisfy the requirements for awarding “performance-based” compensation as defined in Code Section 162(m) under the plan. Other than stock options, we did not grant any other “performance-based” compensation under the plan during 2016. In addition, while we designed our plan to operate in a manner intended to qualify as “performance-based” under Code Section 162(m), the compensation committee may administer the plan in a manner that does not satisfy the requirements of Code Section 162(m) to achieve a result that the compensation committee determines to be appropriate.
Compensation Committee Report
The compensation committee has reviewed and discussed the foregoing “-Compensation Discussion and Analysis” with our management. Based on this review and these discussions, the compensation committee has recommended to our board of directors that the foregoing “-Compensation Discussion and Analysis” be included in our Annual Report on Form 10-K for the year ended December 25, 2016 and proxy statement in connection with our 2017 annual general meeting of shareholders.
Compensation Committee
Sean D. Carney
John L. Miclot
Elizabeth H. Weatherman
Executive Compensation Tables and Narratives
Summary Compensation Information
The table below provides summary information concerning all compensation awarded to, earned by, or paid to the individuals that served as our principal executive officer or principal financial officer during the year ended December 25, 2016 and other named executive officers for each of the last three fiscal years of which they served as an executive officer.
SUMMARY COMPENSATION TABLE - 2016

Name and principal position	Year	Salary(1) ($)	Bonus(2) ($)	Stock awards(3) ($)	Option awards(4) ($)	Non-equity incentive plan compensation(5) ($)	All other compen-sation(6) ($)	Total ($)
Robert J. Palmisano(7) President and Chief Executive Officer and Executive Director	2016	866,499	—	2,003,654	2,004,824	1,435,928	264,272	6,575,177
	2015	222,068	—	5,972,830	5,914,722	1,247,655	1,668,463	15,025,738
Lance A. Berry(8) Senior Vice President and Chief Financial Officer	2016	409,119	—	449,375	449,628	418,650	17,430	1,744,202
	2015	105,894	—	837,275	829,143	343,379	253,346	2,369,037
Kevin D. Cordell(9) President, U.S.	2016	429,789	—	432,510	432,765	376,693	16,600	1,688,357
Peter S. Cooke(10) President, International	2016	384,000	—	214,970	215,092	289,893	275,834	1,379,789
Robert P. Burrows(11) Senior Vice President, Supply Chain	2016	514,538	—	281,855	282,024	404,875	10,600	1,493,892
____________________

(1)	Five percent of Mr. Palmisano’s annual base salary was allocated to his service as an executive director and member of our board of directors.

(2)
We generally do not pay any discretionary bonuses or bonuses that are subjectively determined and did not pay any such bonuses to any named executive officers in 2016. Annual cash incentive bonus payouts based on performance against pre-established performance goals under our performance incentive plan are reported in the “Non-equity incentive plan compensation” column.

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

(4)
Amounts reported represent the aggregate grant date fair value for option awards granted to each named executive officer computed in accordance with FASB ASC Topic 718. The grant date fair value is determined based on our Black-Scholes option pricing model. The table below sets forth the specific assumptions used in the valuation of each such option award:

Grant date	Grant date fair value per share ($)	Risk free interest rate	Expected life	Expected volatility	Expected dividend yield
07/19/2016	7.40	1.125%	6.08 years	34.00%	—
10/13/2015	7.06	1.375%	6.08 years	32.70%	—

(5)	Amounts reported represent payouts under our performance incentive plan and for each year reflect the amounts earned for that year but paid during the following year.

(6)	Amounts reported in this column for 2016 are described under “-All Other Compensation for 2016 - Supplemental.”

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

(9)	Mr. Cordell was not a named executive officer in 2015 or 2014; therefore, his information is only provided for 2016.

(10)	Mr. Cooke was not a named executive officer in 2015 or 2014; therefore, his information is only provided for 2016.
(11)    Mr. Burrows was not a named executive officer in 2015 or 2014; therefore, his information is only provided for 2016.
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
The employment agreement provides that during the term of the agreement, Mr. Palmisano will serve as President and Chief Executive Officer of our company and each principal operating subsidiary and will report to our Chairman and board of directors. During the term, we agreed to nominate Mr. Palmisano for election as an executive director and member of our board of directors at each annual general meeting of shareholders. The employment agreement expires on December 31, 2018, subject to earlier termination under certain circumstances. Commencing on October 1, 2017 and on each anniversary thereafter, the term will automatically extend for an additional one-year period, unless at least 30 days prior to such date, either party gives notice of non-extension to the other.
With respect to compensation, the employment agreement established an annual base salary for Mr. Palmisano and provides that our board of directors will review his compensation at least annually for any increase. The employment agreement acknowledges that a certain percentage of Mr. Palmisano’s base salary will be paid by Wright Medical Group N.V. in consideration for his services as an executive director under the service agreement described above. The employment agreement provides that Mr. Palmisano is eligible to receive an annual performance incentive bonus pursuant to the Wright Medical Group N.V. Performance Incentive Plan and, if applicable, the Wright Medical Group N.V. Amended and Restated 2010 Incentive Plan, depending on whether, and to what extent, certain performance goals established by the compensation committee for such year have been achieved. The amount of the performance incentive bonus payable to Mr. Palmisano will be targeted at 100% of his annual base salary and will not exceed 200% of his annual base salary. The employment agreement provides that Mr. Palmisano will receive an annual equity grant under our stock incentive plan (or any successor plan) equal to 300% of his annual base salary, and comprised 50% non-qualified stock options and 50% RSU awards, unless the board of directors establishes a different percentage as specified in the agreement. In addition, the employment agreement provides that Mr. Palmisano is eligible to participate in the fringe benefit programs, including those for medical and disability insurance and retirement benefits that we generally make available to our executive officers from time to time. During the term, Mr. Palmisano will be reimbursed for up to $1,000 for personal insurance premiums, other than for insurance coverage that pays for medical, prescription drug, dental, vision, or other medical care expenses. In addition, he may elect, in accordance with our cafeteria plan rules, not to participate in the medical and disability insurance programs provided by us, in which case, we will pay him up to $900 per month (or such greater amount that we would otherwise pay for medical and disability coverage for him and his spouse under our benefits programs). Mr. Palmisano is also entitled to receive reimbursement for up to $15,000 for financial and tax planning and tax preparation, and an annual physical examination at our expense. The employment agreement also provides for a monthly allowance of $7,500 for housing and automobile expenses, and Mr. Palmisano will be reimbursed for reasonable travel expenses between Memphis, Tennessee and his residences. To the extent that these reimbursements are not deductible by Mr. Palmisano for income tax purposes, such amounts will be “grossed-up” for income tax purposes so that the reimbursed items will be received net of any deduction for income and payroll taxes. The employment agreement contains severance provisions as described in more detail under “-Potential Payments Upon a Termination or Change in Control.” We have guaranteed the obligations of our subsidiary under Mr. Palmisano’s employment agreement.
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
Agreements with Other Named Executive Officers. Each of the other named executive officers also is a party to a confidentiality, non-competition, non-solicitation and intellectual property rights agreement with us, the material terms of which are substantially similar to Mr. Palmisano’s agreement, as described above. In addition, through one of our subsidiaries, we have entered into separation pay agreements with our named executive officers who are currently executive officers, other than Mr. Palmisano, which agreements are described in more detail under “-Potential Payments Upon a Termination or Change in Control.”
In the beginning of 2016, as part of our merger integration efforts, we asked Peter S. Cooke, our President, International to relocate his family to the United Kingdom and build an international headquarters and team. Despite his initial hesitation to do so, Mr. Cooke agreed. To incentivize him to relocate, we entered into a retention letter agreement with him under which we agreed to provide him certain expat relocation and temporary assignment benefits customarily provided to executives in such situations. We also agreed to pay him a $1.2 million retention payment on the second anniversary of his relocation, subject to his continuing employment through such date and other specified terms and conditions. This retention payment, if made, would be in lieu of any future change in control or severance payment Mr. Cooke otherwise would be entitled to receive under his separation pay agreement. If Mr. Cooke voluntarily terminates his employment prior to the completion of his two-year assignment, he will not receive the retention payment. If we terminate his employment without cause or he terminates his employment for good reason prior to the completion of his two-year assignment, he will receive the retention payment. His expat relocation and temporary assignment benefits are standard and customary for executives relocating to the United Kingdom and are described in more detail under “-All Other Compensation for 2016-Supplemental.”
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
All Other Compensation for 2016 - Supplemental. The table below provides information concerning amounts reported in the “All other compensation” column of the Summary Compensation Table for 2016 with respect to each named executive officer. Additional detail on these amounts are provided below the table.

Name	Retirement benefits $	Housing/car allowance $	Commu-ting expense $	Relocation benefits $	Financial and tax planning $	Insurance premium $	Gross-up $	Office allowance $	COLA $	Educa-tional expenses $	Other $	Total other compen-sation $
Mr. Palmisano	10,600	90,000	49,854	—	5,000	10,800	98,018	—	—	—	—	264,272
Mr. Berry	10,600	—	—	—	5,000	1,000	—	—	—	—	830	17,430
Mr. Cordell	10,600	—	—	—	5,000	1,000	—	—	—	—	—	16,600
Mr. Cooke	—	199,841	—	10,000	—	—	—	36,000	12,401	17,592	—	275,834
Mr. Burrows	10,600	—	—	—	—	—	—	—	—	—	—	10,600

Retirement Benefits. Under our 401(k) Plan, participants, including our named executive officers, may voluntarily request that we reduce his or her pre-tax compensation and contribute such amounts to the 401(k) plan’s trust up to certain statutory maximums. We contribute matching contributions in an amount equal to 3% of the participant’s eligible earnings for a pay period, or if less, 50% of the participant’s pre-tax 401(k) contributions (other than catch-up contributions) for that pay period. We do not provide any nonqualified defined contribution or other deferred compensation plans for our executives.
Relocation, Assignment and Expat Benefits. We provide our named executive officers with customary relocation assistance benefits if they relocate at our request. For international assignments, we also provide customary assignment and expat benefits that are consistent with local policies and practices. Tax protection may be provided in these situations to avoid an executive being penalized from a tax perspective for a relocation or expat service on behalf of our company. As described above, during 2016, we asked Mr. Cooke, President, International, to relocate his family to the United Kingdom and build an international headquarters and team. To compensate and incentivize Mr. Cooke to relocate, we agreed to provide him standard and customary relocation, temporary assignment and expat benefits. These include cost-of-living adjustments, medical coverage, housing allowance, educational tuition fees and related transportation costs, car lease, reimbursement of certain relocation expenses and tax and tax equalization benefits.
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
Grants of Plan-Based Awards
The table below provides information concerning grants of plan-based awards to each of our named executive officers during the year ended December 25, 2016. Non-equity incentive plan-based awards were granted to our named executive officers under our performance incentive plan, the material terms of which are described under “-Compensation Discussion and Analysis.” Stock awards (in the form of RSU awards) and option awards were granted under our stock incentive plan. The material terms of these awards and the material plan provisions relevant to these awards are described under “-Compensation Discussion and Analysis,” or in the notes to the table below or the narrative following the table below. We did not grant any “equity incentive plan” awards within the meaning of the SEC rules during the year ended December 25, 2016.
GRANTS OF PLAN-BASED AWARDS - 2016

		Board approval date	Estimated future payouts under non-equity incentive plan awards(1)			All other stock awards: number of shares of stock or units(4) (#)	All other option awards: number of securities underlying options(5) (#)	Exercise or base price of option awards ($/Sh)	Grant date fair value stock and option awards(6) ($)
Name	Grant date		Thres-hold(2) ($)	Target ($)	Maxi-mum(3) ($)
Robert J. Palmisano
Cash incentive award	N/A	2/16/16	46,082	921,648	1,843,296	—	—	—	—
Stock option	7/19/16	7/19/16	—	—	—	—	271,076	21.24	2,004,824
Stock grant	7/19/16	7/19/16	—	—	—	94,334	—	—	2,003,654
Lance A. Berry
Cash incentive award	N/A	2/16/16	13,436	268,710	537,420	—	—	—	—
Stock option	7/19/16	7/19/16	—	—	—	—	60,795	21.24	449,628
Stock grant	7/19/16	7/19/16	—	—	—	21,157	—	—	449,375
Kevin D. Cordell
Cash incentive award	N/A	2/16/16	10,914	272,844	545,688	—	—	—	—
Stock option	7/19/16	7/19/16	—	—	—	—	58,515	21.24	432,765
Stock grant	7/19/16	7/19/16	—	—	—	20,363	—	—	432,510
Peter S. Cooke
Cash incentive award	N/A	2/16/16	15,840	211,200	422,400	—	—	—	—
Stock option	7/19/16	7/19/16	—	—	—	—	29,083	21.24	215,092
Stock grant	7/19/16	7/19/16	—	—	—	10,121	—	—	214,970

		Board approval date	Estimated future payouts under non-equity incentive plan awards(1)			All other stock awards: number of shares of stock or units(4) (#)	All other option awards: number of securities underlying options(5) (#)	Exercise or base price of option awards ($/Sh)	Grant date fair value stock and option awards(6) ($)
Name	Grant date		Thres-hold(2) ($)	Target ($)	Maxi-mum(3) ($)
Robert P. Burrows
Cash incentive award	N/A	2/16/16	12,965	259,303	518,606	—	—	—	—
Stock option	7/19/16	7/19/16	—	—	—	—	38,133	21.24	282,024
Stock grant	7/19/16	7/19/16	—	—	—	13,270	—	—	281,855
____________________

(1)
Amounts reported represent estimated future payouts under our performance incentive plan. Actual payouts under these performance incentive plans are reflected in the “Non-equity incentive compensation” column of the Summary Compensation Table.

(2)	Threshold amounts for awards payable under the performance incentive plans assume the satisfaction of the threshold level of the lowest weighted corporate performance goal.

(3)	Maximum amounts reflect payouts at a maximum rate of 200% of target for our performance incentive plan.

(4)
Amounts reported represent stock grants in the form of RSU awards granted under our stock incentive plan. The RSU awards granted on July 19, 2016 vest and become issuable over time, with the last tranche becoming issuable on June 1, 2020, in each case, so long as the individual remains an employee or consultant of our company.

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
Wright Medical Group N.V. Performance Incentive Plan. Under the terms of the Wright Medical Group N.V. Performance Incentive Plan, our named executive officers, as well as other employees, earned cash incentive bonuses based on our financial performance for 2016. The material terms of the plan are described in detail under “-Compensation Discussion and Analysis-Short-Term Cash Incentive Compensation.”
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
The stock incentive plan reserves for issuance a number of ordinary shares equal to the sum of (i) the number of ordinary shares available for grant under the Tornier N.V. Amended and Restated Stock Option Plan as of February 2, 2011 (not including issued or outstanding shares granted pursuant to options under such plan as of such date), which was 1,199,296; (ii) the number of ordinary shares forfeited upon the expiration, cancellation, forfeiture, cash settlement, or other termination following February 2, 2011 of an option outstanding as of February 2, 2011 under our prior stock option plan; and (iii) 8,200,000. As of December 25, 2016, 1,233,923 ordinary shares remained available for grant under the stock incentive plan, and there were 7,813,930 ordinary shares covering outstanding awards under such plan as of such date. For purposes of determining the remaining ordinary shares available for grant under the stock incentive plan, to the extent that an award expires or is cancelled, forfeited, settled in cash, or otherwise terminated without a delivery to the participant of the full number of ordinary shares to which the award related, the undelivered ordinary shares will again be available for grant. Any ordinary shares withheld to satisfy tax withholding obligations in respect of awards issued under the plan, any ordinary shares withheld to pay the exercise price of awards issued under the plan and any ordinary shares not issued or delivered as a result of the “net exercise” of an outstanding option after June 18, 2015 are counted against the ordinary shares authorized for issuance under the plan.
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
Outstanding Equity Awards at Fiscal Year-End
The table below provides information regarding unexercised stock options and unvested stock awards for each of our named executive officers that remained outstanding at our fiscal year-end, December 25, 2016. We did not have any “equity incentive plan” awards within the meaning of the SEC rules outstanding on December 25, 2016.
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END - 2016

	Option awards				Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised option (#) unexercisable(1)	Option exercise price ($)	Option expiration date(2)	Number of shares or units of stock that have not vested(3) (#)	Market value of shares or units that have not vested(4) ($)
Robert J. Palmisano	628,849	—	15.55	09/17/2021
	4,112	—	17.70	04/16/2022
	145,500	—	20.75	05/09/2022
	9,771	—	22.55	04/17/2023
	144,625	—	23.93	05/14/2023
	7,939	—	30.14	04/01/2024
	129,462	—	29.06	05/13/2024
	244,413	593,770	20.62	10/13/2025
	—	271,076	21.24	07/19/2026
					311,581	7,262,953
Lance A. Berry	10,309	—	28.32	05/14/2018
	6,575	—	15.01	05/13/2019
	9,635	—	17.82	05/13/2020
	12,528	—	15.04	05/11/2021
	1,924	—	17.70	04/16/2022
	19,557	—	20.75	05/09/2022
	30,602	—	23.93	05/14/2023
	18,262	—	29.06	05/13/2024
	34,262	83,237	20.62	10/13/2025
	—	60,795	21.24	07/19/2026
					51,612	1,203,076
Kevin D. Cordell	34,626	—	30.08	09/26/2024
	19,578	47,564	20.62	10/13/2025
	—	58,515	21.24	07/19/2026
					37,766	880,325
Peter S. Cooke	54,122	—	20.21	01/31/2023
	18,709	—	29.06	05/13/2024
	18,915	45,955	20.62	10/13/2025
	—	29,083	21.24	07/19/2026
					26,936	627,878

	Option awards				Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised option (#) unexercisable(1)	Option exercise price ($)	Option expiration date(2)	Number of shares or units of stock that have not vested(3) (#)	Market value of shares or units that have not vested(4) ($)
Robert P. Burrows	20,721	—	26.72	07/25/2023
	10,329	—	29.06	05/13/2024
	9,884	—	30.37	07/25/2024
	24,798	60,249	20.62	10/13/2025
	—	38,133	21.24	07/19/2026
					35,313	823,146
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

(2)	All option awards have a 10-year term, but may terminate earlier if the recipient’s employment or service relationship with our company terminates.

(3)	The release dates and release amounts for the unvested stock awards are as follows:

Name	06/01/2017	06/01/2018	06/01/2019	06/01/2020
Mr. Palmisano	95,998	95,999	96,000	23,584
Mr. Berry	15,441	15,440	15,441	5,290
Mr. Cordell	10,891	10,891	10,893	5,091
Mr. Cooke	8,135	8,135	8,135	2,531
Mr. Burrows	10,665	10,665	10,665	3,318
If a change in control of our company occurs, all issuance conditions on all outstanding stock awards will be deemed satisfied; provided, however, that if any such issuance condition relates to satisfying any performance goal and there is a target for the goal, the issuance or condition will be deemed satisfied generally only to the extent of the stated target.

(4)
The market value of stock awards that had not vested as of December 25, 2016 is based on the per share closing sale price of our ordinary shares on the last trading day of our fiscal year, December 23, 2016 ($23.31), as reported by the NASDAQ Global Select Market.

Options Exercised and Stock Vested During Fiscal Year
The table below provides information regarding stock awards that vested for each of our named executive officers during the fiscal year ended December 25, 2016. No option awards were exercised by any of our named executive officers during the fiscal year ended December 25, 2016.

	Stock awards(1)
Name	Number of shares acquired on vesting (#)	Value realized on vesting ($)
Robert J. Palmisano
Restricted stock units	72,415	1,420,782
Lance A. Berry
Restricted stock units	10,150	199,143
Kevin D. Cordell
Restricted stock units	5,800	113,796
Peter S. Cooke
Restricted stock units	5,603	109,931
Robert P. Burrows

	Stock awards(1)
Name	Number of shares acquired on vesting (#)	Value realized on vesting ($)
Restricted stock units	7,347	144,148
____________________

(1)
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
Retention Agreement with Mr. Cooke. As described earlier, in the beginning of 2016, as part of our merger integration efforts, we asked Mr. Cooke, our President, International to relocate his family to the United Kingdom and build an international headquarters and team. Despite his initial hesitation to do so, Mr. Cooke agreed. To incentivize him to relocate, we entered into a retention letter agreement with him under which we agreed to provide him certain expat relocation and temporary assignment benefits customarily provided to executives in such situations. We also agreed to pay him a $1.2 million retention payment on the second anniversary of his relocation, subject to his continuing employment through such date and other specified terms and conditions. This retention payment, if made, would be in lieu of any future change in control or severance payment Mr. Cooke otherwise would be entitled to receive under his separation pay agreement. If Mr. Cooke voluntarily terminates his employment prior to the completion of his two-year assignment, he will not receive the retention payment. If we terminate his employment without cause or he terminates his employment for good reason prior to the completion of his two-year assignment, he will receive the retention payment.
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

Potential Payments to Named Executive Officers. The table below reflects the amount of compensation and benefits payable to each named executive officer, in the event of (i) any voluntary resignation or termination or termination for cause; (ii) an involuntary termination without cause; (iii) an involuntary termination without cause or a resignation for good reason within 12 months (24 months in the case of Mr. Palmisano) following a change in control, or a qualifying change in control termination; and (iv) termination by reason of an executive’s death or disability. The amounts reported in the table assume that the applicable triggering event occurred on December 25, 2016, and, therefore, are estimates of the amounts that would be paid to the named executive officers upon the occurrence of such triggering event.

Name	Type of payment(1)	Voluntary/ for cause termination ($)	Involuntary termination without cause ($)	Qualifying change in control termination ($)	Death/ disability ($)
Robert J. Palmisano	Cash severance	—	4,608,240	5,529,888	—
	Benefit continuation	—	19,920	19,920	—
	Annual bonus(2)	—	921,648	921,648	921,648
	Outplacement benefits	—	30,000	30,000	—
	Other termination benefits(3)	—	6,000	6,000	—
	Option award acceleration(4)	—	—	2,158,369	—
	RSU award acceleration(5)	—	—	7,262,953	—
	Total	—	5,585,808	15,928,778	921,648

Lance A. Berry	Cash severance	—	682,110	1,364,220	—

Name	Type of payment(1)	Voluntary/ for cause termination ($)	Involuntary termination without cause ($)	Qualifying change in control termination ($)	Death/ disability ($)
	Benefit continuation	—	19,920	29,880	—
	Annual bonus(2)	—	268,710	268,710	268,710
	Outplacement benefits	—	30,000	60,000	—
	Other termination benefits(3)	—	6,000	12,000	—
	Option award acceleration(4)	—	—	349,753	—
	RSU award acceleration(5)	—	—	1,203,076	—
	Total	—	1,006,740	3,287,639	268,710

Kevin D. Cordell	Cash severance	—	727,584	1,455,168	—
	Benefit continuation	—	19,920	29,880	—
	Annual bonus(2)	—	272,844	272,844	272,844
	Outplacement benefits	—	30,000	60,000	—
	Other termination benefits(3)	—	6,000	12,000	—
	Option award acceleration(4)	—	—	249,073	—
	RSU award acceleration(5)	—	—	880,325	—
	Total	—	1,056,348	2,959,290	272,844

Peter S. Cooke	Cash severance(6)	—	1,226,112	1,226,112	—
	Benefit continuation	—	19,920	29,880	—
	Annual bonus(2)	—	211,200	211,200	211,200
	Outplacement benefits	—	30,000	60,000	—
	Other termination benefits(3)	—	6,000	12,000	—
	Option award acceleration(4)	—	—	183,821	—
	RSU award acceleration(5)	—	—	627,878	—
	Total	—	1,493,232	2,350,891	211,200

Robert P. Burrows	Cash severance	—	777,908	1,555,816	—
	Benefit continuation	—	19,920	29,880	—
	Annual bonus(2)	—	259,303	259,303	259,303
	Outplacement benefits	—	30,000	60,000	—
	Other termination benefits(3)	—	6,000	12,000	—
	Option award acceleration(4)	—	—	241,005	—
	RSU award acceleration(5)	—	—	823,146	—
	Total	—	1,093,131	2,981,150	259,303
____________________

(1)	The benefit amounts set forth in the table do not reflect any reduction that may be necessary to prevent the payment from being subject to an excise tax under Code Section 280G, if applicable.

(2)	Assumes payment equal to full target annual bonus for the year in which the termination date occurs.

(3)	Reflects the cost of financial planning services and continued executive insurance. Reimbursement of reasonable attorneys’ fees and expenses is not included as the amount is not estimable.

(4)
Based on the difference between: (i) the per share market price of the ordinary shares underlying the unvested stock options held by such executive as of December 23, 2016, the last trading day of fiscal 2016, based upon the per share closing sale price of our ordinary shares on such date ($23.31), as reported by the NASDAQ Global Select Market, and (ii) the per share exercise price of the options held by such executive. The per share exercise price of all unvested stock options held by our named executive officers included in the table as of December 25, 2016 is $20.62 and $21.24.

(5)
Based on: (i) the number of unvested RSU awards held by such executive as of December 25, 2016, multiplied by (ii) the per share market price of our ordinary shares as of December 23, 2016, the last trading day of fiscal 2016, based upon the per share closing sale price of our ordinary shares on December 23, 2016 ($23.31), as reported by the NASDAQ Global Select Market.

(6)	Represents retention payment under Mr. Cooke's retention letter agreement.

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

•
while performance-based, or at risk, compensation constitutes a significant percentage of the overall total compensation of many of our employees, including our executives, non-performance based compensation for most employees for most years is still a sufficiently high percentage of their overall total compensation that the performance-based compensation does not encourage unnecessary or excessive risk taking;

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
Compensation Committee Interlocks and Insider Participation
Sean D. Carney, John L. Miclot, and Elizabeth H. Weatherman, served as members of the compensation committee of our board of directors during 2016. No member of the compensation committee is or was an officer or employee of ours or any of our subsidiaries while serving on the compensation committee. In addition, no executive officer of ours served during 2016 as a director or a member of the compensation committee of any entity that had an executive officer serving as our director or a member of the compensation committee.
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
Recent Changes
In October 2016, the compensation committee engaged Mercer to review our non-executive director compensation program. In so doing, Mercer analyzed the outside director compensation levels and practices of our peer companies. Although Mercer used the same peer group as was approved by the compensation committee and used to gather compensation information for our executive officers for 2016, it was updated to reflect certain changes due to acquisitions and other peer group changes. Based on Mercer’s recommendations, the compensation committee recommended and our board of directors approved certain changes to our non-executive director compensation program, effective January 1, 2016. These changes include a $15,000 increase in our annual non-executive director retainer, a $25,000 increase in the premium for our chairman, a $5,000 increase in the premium for the chair of our audit committee, a $3,000 increase in the premium for the chair of our compensation committee, and a $35,000 increase in the annual equity-based compensation award. Our non-executive director compensation program is consistent with our shareholder-approved board of directors compensation policy.
Cash Compensation
The table below sets forth the annual cash retainers paid to each non-executive director and the additional annual cash retainers paid to the chairman and each board committee chair and board committee member as of during 2016 and that will be paid effective as of January 1, 2017:

	Annual cash retainer ($)
Description	2016	Effective 01/01/2017
Non-executive director	45,000	60,000
Chairman premium	50,000	75,000
Audit committee chair premium	15,000	20,000
Compensation committee chair premium	10,000	13,000
Nominating, corporate governance and compliance committee chair premium	10,000	10,000
Strategic transactions committee chair premium	10,000	10,000
Audit committee member (including chair)	15,000	15,000
Compensation committee member (including chair)	7,000	7,000
Nominating, corporate governance and compliance committee member (including chair)	7,000	7,000
Strategic transactions committee member (including chair)	5,000	5,000
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
Equity-Based Compensation
The equity-based compensation component of our non-executive director compensation consists of initial stock option and RSUs awards to new non-executive directors upon their first appointment or election to our board of directors and annual stock option and RSU awards to all non-executive directors on the same date that annual performance recognition grants of equity awards are made to our employees.
Non-executive directors, upon their initial election to our board of directors and on an annual basis thereafter effective as of the same date that annual performance recognition grants of equity awards are made to our employees, receive a certain dollar amount equal to $160,000 during 2016 and $195,000 during 2017, one-half of which is paid in stock options and the remaining one-half of which is paid in RSU awards. The number of ordinary shares underlying the stock options and RSU awards is determined based on the 10‑trading day average closing sale price of an ordinary share, as reported by the NASDAQ Global Select Market, and as determined prior to the date of anticipated corporate approval of the award. The stock options have a term of 10 years and a per share exercise price equal to 100% of the fair market value of an ordinary share on the grant date. The stock options vest over a two-year period, with one-half of the underlying shares vesting on each of the one-year and two-year anniversaries of the grant date, in each case so long as the director is still a director as of such date. The RSU awards vest in full on the one-year anniversary of the grant date so long as the director is still a director as of such date.
Election to Receive Equity-Based Compensation in Lieu of Cash Compensation
Our non-executive director compensation policy allows our non-executive directors to elect to receive an RSU award in lieu of 100% of their annual cash retainers payable for services to be rendered as a non-executive director, chairman and chair or member of any board committee. Each non-executive director who elects to receive an RSU award in lieu of such director’s annual cash retainers is granted an RSU award under our stock incentive plan for that number of ordinary shares as determined by dividing the aggregate dollar amount of all annual cash retainers anticipated to payable to such director for the period commencing on July 1 of each year to June 30 of the following year by the 10-trading day average closing sale price of our ordinary shares as reported by the NASDAQ Global Select Market and as determined one week prior to the date of anticipated corporate approval of the award. These RSU awards are typically granted effective as of the same date that other director equity grants are made and annual performance recognition grants of equity awards are made to our employees. These RSU awards vest in four equal installments on the following September 30th, December 31st, March 31st and June 30th.
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
Summary of Cash and Other Director Compensation
The table below summarizes the compensation received by each individual who served as a non-executive director of our company during the year ended December 25, 2016. While Mr. Palmisano did not receive additional compensation for his service as executive director, a portion of his compensation was allocated to his service as executive director. For more information regarding the allocation of Mr. Palmisano’s compensation, please refer to note (1) to the Summary Compensation Table under “-Executive Compensation Tables and Narratives-Summary Compensation.”
DIRECTOR COMPENSATION- 2016

Name	Fees earned or paid in cash(1) ($)	Stock awards(2)(3) ($)	Option awards(4)(5) ($)	All other compensation(6)(7) ($)	Total ($)
Gary D. Blackford	60,000	86,957	87,012	8,000	241,969
Sean D. Carney	69,000	161,955	87,012	6,000	323,967
John L. Miclot	52,000	86,957	87,012	8,000	233,969
Kevin C. O’Boyle	60,000	86,957	87,012	6,000	239,969
Amy S. Paul	62,000	86,957	87,012	6,000	241,969
David D. Stevens	106,368	86,957	87,012	8,000	288,337
Richard F. Wallman	79,368	86,957	87,012	8,000	261,337
Elizabeth H. Weatherman	72,104	167,392	87,012	8,000	334,508
____________________

(1)
Unless a director otherwise elects to convert all of his or her annual retainers into RSU awards, annual retainers are paid in cash on a quarterly basis in arrears within 30 days of the end of each calendar quarter. Two of our non-executive directors elected to convert all of their annual retainers covering the period of service from July 1, 2015 to June 30, 2016 and from July 1, 2016 to June 30, 2017 into RSU awards under our stock incentive plan. Accordingly, these two non-executive directors were granted RSU awards on October 13, 2015 and July 19, 2016 for that number of ordinary shares as determined based on the following formula: (a) the aggregate dollar amount of all annual cash retainers that otherwise would have been payable to the non-executive director for services to be rendered as a non-executive director, chairman and chair or member of any board committee (based on such director’s board committee memberships and chair positions as of the grant date), divided by (b) the 10‑trading day average closing sale price of an ordinary share, as reported by the NASDAQ Global Select Market, and as determined prior to the date of anticipated corporate approval of the award. Such RSU awards vest and the underlying shares become issuable in four as nearly equal as possible quarterly installments, on September 30, December 31, March 31 and June 30, in each case so long as the non-executive director is a director of our company as of such date.

The table below sets forth for each non-executive director that elected to convert his or her annual retainers into RSU awards: (a) the number of RSU awards granted to each non-executive director on July 19, 2016; (b) the total amount of annual retainers converted by such director into RSU awards; (c) of such total amount of annual retainers converted into RSU awards, the amount attributed to the director’s service during 2016, which amount is included in the “Fees earned or paid in cash” column for each director; (d) the grant date fair value of the stock awards computed in accordance with FASB ASC Topic 718; and (e) the incremental grant date fair value for the stock awards above and beyond the amount of annual retainers for 2016 service converted into RSU awards computed in accordance with FASB ASC Topic 718.

Name	Total amount of retainers converted into RSU awards ($)	Number of RSU awards (#)	Amount of retainer converted into RSU awards attributable to 2016 service ($)	Grant date fair value of RSU awards ($)	Incremental grant date fair value of RSU awards received during 2016 ($)
Mr. Carney	69,000	3,531	34,500	74,998	40,498
Ms. Weatherman	72,104	3,787	36,052	80,436	44,384
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

(2)
On July 19, 2016, each non-executive director received an RSU award for 4,094 ordinary shares granted under our stock incentive plan. The RSU award vests and the underlying shares become issuable on the one-year anniversary of the grant date, July 19, 2017, so long as the non-executive director is a director of our company as of such date. In addition, as described above in note (1), two non-executive directors elected to convert their annual retainers covering the period of service from July 1, 2016 to June 30, 2017 into RSU awards under our stock incentive plan. The amount reported in the “Stock awards” column represents the aggregate grant date fair value for the July 19, 2016 RSU awards granted to each director in 2016 and for those directors who elected to convert their annual retainers covering the period of service from July 1, 2016 to June 30, 2017, the grant date fair value for the additional July 19, 2016 RSU awards granted to such director in 2016, in each case as computed in accordance with FASB ASC Topic 718. The grant date fair value for RSU awards is determined based on the closing sale price of our ordinary shares on the grant date.

(3)
As of December 25, 2016, each non-executive director held the following number of unvested stock awards (all of which are in the form of RSU awards): Mr. Blackford (4,094); Mr. Carney (6,743); Mr. Miclot (4,094); Mr. O’Boyle (4,094); Ms. Paul (4,094); Mr. Stevens (4,094); Mr. Wallman (4,094); and Ms. Weatherman (6,935).

(4)
On July 19, 2016, each non-executive director received a stock option to purchase 11,765 ordinary shares at an exercise price of $21.24 per share granted under our stock incentive plan. Such option expires on July 19, 2026 and vests with respect to one-half of the underlying ordinary shares on each of the following dates, so long as the individual remains a director of our company as of such date: July 19, 2017 and July 19, 2018. Amounts reported in the “Option awards” column represent the aggregate grant date fair value for option awards granted to each non-executive director in 2016 computed in accordance with FASB ASC Topic 718. The grant date fair value is determined based on our Black-Scholes option pricing model. The grant date value per share for the option granted on July 19, 2016 was $7.40 and was determined using the following specific assumptions: risk free interest rate: 1.125%; expected life: 6.08 years; expected volatility: 34.0%; and expected dividend yield: 0.

(5)	The table below provides information regarding the aggregate number of options to purchase ordinary shares outstanding at December 25, 2016 and held by each of our non-executive directors:

Name	Aggregate number of shares underlying options	Exercisable/ unexercisable	Range of exercise price(s) ($)	Range of expiration date(s)
Mr. Blackford	84,635	67,361/17,274	15.01-29.06	05/14/2018-07/19/2026
Mr. Carney	25,074	7,800/17,274	20.62-25.20	05/12/2021-07/19/2026
Mr. Miclot	115,564	98,290/17,274	15.01-29.06	03/30/2017-07/19/2026
Mr. O’Boyle	100,603	83,329/17,274	18.04-25.20	06/03/2020-07/19/2026
Ms. Paul	100,100	82,826/17,274	15.01-29.06	05/14/2018-07/19/2026
Mr. Stevens	87,214	69,940/17,274	15.01-29.06	05/17/2017-07/19/2026
Mr. Wallman	84,978	67,704/17,274	16.98-25.20	12/08/2018-07/19/2026
Ms. Weatherman	25,074	7,800/17,274	20.62-25.20	05/12/2021-07/19/2026

(6)	Represents travel stipends of $2,000 for each board meeting attended in person that takes place in the Netherlands or other location outside the United States.

(7)
We do not provide perquisites and other personal benefits to our non-executive directors. Any perquisites or personal benefits actually provided to any non-executive director were less than $10,000 in the aggregate.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Security Ownership of Certain Beneficial Owners
The table below sets forth certain information concerning the beneficial ownership of our ordinary shares as of February 17, 2017, by each person known by us to beneficially own more than 5% of our ordinary shares. The calculations in the table below assume that there are 103,625,395 ordinary shares outstanding. Beneficial ownership is determined in accordance with the rules and regulations of the SEC. In computing the number of ordinary shares beneficially owned by a person and the percentage ownership of that person, we have included ordinary shares that the person has the right to acquire within 60 days, including through the exercise of any option, warrant or other right, the conversion of any other security, and the issuance of ordinary shares upon the vesting of stock awards granted in the form of restricted stock units. The ordinary shares that a shareholder has the right to acquire within 60 days, however, are not included in the computation of the percentage ownership of any other person.

Class of		Ordinary shares beneficially owned
securities	Name and address of beneficial owner	Number	Percent
Ordinary shares	FMR LLC(1)	15,494,818	15.0%
Ordinary shares	T. Rowe Price Associates, Inc. (2)	12,287,578	11.9%
Ordinary shares	The Vanguard Group, Inc. (3)	7,745,958	7.5%
Ordinary shares	OrbiMed Advisors LLC (4)	7,584,334	7.3%
Ordinary shares	Invesco Ltd.(5)	7,147,734	6.9%
Ordinary shares	BlackRock, Inc. (6)	6,629,691	6.4%
____________________

*	Represents beneficial ownership of less than 1% of our outstanding ordinary shares.

(1)
Based solely on information contained in a Schedule 13G/A of FMR LLC, an investment advisor, filed with the SEC on February 14, 2017, with sole investment discretion with respect to all such shares and sole voting authority with respect to 1,430,114 shares. Abigail P. Johnson is a Director, the Vice Chairman, Chief Executive Officer and President of FMR LLC. Members of the Johnson family, including Abigail P. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR. Neither FMR nor Abigail P. Johnson has the sole power to vote or direct the voting of the shares owned directly by the various investment companies registered under the Investment Company Act (“Fidelity Funds”) advised by Fidelity Management & Research Company (“FMR Co”), a wholly owned subsidiary of FMR, which power resides with the Fidelity Funds’ Boards of Trustees. Fidelity Co carries out the voting of the shares under written guidelines established by the Fidelity Funds’ Boards of Trustees. The business address of FMR LLC is 245 Summer Street, Boston, Massachusetts 02210.

(2)
Based solely on information contained in a Schedule 13G/A of T. Rowe Price Associates, Inc., an investment advisor, filed with the SEC on February 7, 2017, reflecting beneficial ownership as of December 31, 2016, with sole investment discretion with respect to all such shares, and sole voting authority with respect to 1,669,333 shares. The address of T. Rowe Price Associates, Inc. is 100 East Pratt Street, Baltimore, Maryland 21202.

(3)
Based solely on information contained in a Schedule 13G/A of The Vanguard Group, Inc., an investment adviser, filed with the SEC on February 10, 2017, reflecting beneficial ownership as of December 31, 2016, with sole investment discretion with respect to 7,614,853 shares, sole voting authority with respect to 122,465 shares, shared investment discretion with respect to 131,105 shares and shared voting authority with respect to 13,275 shares. The address of The Vanguard Group, Inc. is 100 Vanguard Boulevard, Malvern, Pennsylvania 19355.

(4)
Based solely on a Schedule 13G/A filed on February 13, 2017 by OrbiMed Advisors LLC, OrbiMed Capital LLC, and Samuel D. Isaly reflecting beneficial ownership as of December 31, 2016. The beneficial ownership reflected in the table includes 2,456,550 ordinary shares beneficially owned by OrbiMed Advisors LLC with shared voting and investment discretion; 5,127,784 ordinary shares beneficially owned by OrbiMed Capital LLC with shared voting and investment discretion, and 7,584,334 ordinary shares beneficially owned by Samuel D. Isaly with shared voting and investment discretion. The address of their principal business office is 601 Lexington Avenue, 54th Floor, New York, New York 10022

(5)
Based solely on information contained in a Schedule 13G/A of Invesco Ltd., a parent holding company, filed with the SEC on February 8, 2017, reflecting beneficial ownership as of December 31, 2016, with sole investment discretion with respect to all such shares and sole voting authority with respect to 6,655,361 shares. The address of Invesco Ltd. is 1555 Peachtree Street NE, Suite 1800, Atlanta, Georgia 30309.

(6)
Based solely on information contained in a Schedule 13G of BlackRock, Inc., a parent holding company, filed with the SEC on January 30, 2017, reflecting beneficial ownership as of December 31, 2016, with sole investment discretion with respect to all such shares, and sole voting authority with respect to 6,409,512 shares. The address of BlackRock, Inc. is 55 East 52nd Street, New York, New York 10055.

Security Ownership of Management
The table below sets forth certain information concerning the beneficial ownership of our ordinary shares as of February 17, 2017, by each of our directors and named executive officers and all of our current directors and executive officers as a group.
The calculations in the table below assume that there are 103,625,395 ordinary shares outstanding. Beneficial ownership is determined in accordance with the rules and regulations of the SEC. In computing the number of ordinary shares beneficially owned by a person and the percentage ownership of that person, we have included ordinary shares that the person has the right to acquire within 60 days, including through the exercise of any option, warrant or other right, the conversion of any other security, and the issuance of ordinary shares upon the vesting of stock awards granted in the form of restricted stock units. The ordinary shares that a shareholder has the right to acquire within 60 days, however, are not included in the computation of the percentage ownership of any other person.

Class of		Ordinary shares beneficially owned(1)
securities	Name and address of beneficial owner	Number	Percent
Ordinary shares	Robert J. Palmisano	1,607,778	1.5%
Ordinary shares	Lance A. Berry	217,098	*
Ordinary shares	Kevin D. Cordell	70,130	*
Ordinary shares	Peter S. Cooke	109,996	*
Ordinary shares	Robert P. Burrows	101,678	*
Ordinary shares	David D. Stevens	139,537	*
Ordinary shares	Gary D. Blackford	126,382	*
Ordinary shares	Sean D. Carney	12,285	*
Ordinary shares	John L. Miclot	130,074	*
Ordinary shares	Kevin C. O’Boyle	96,288	*
Ordinary shares	Amy S. Paul	116,074	*
Ordinary shares	Richard F. Wallman	105,236	*
Ordinary shares	Elizabeth H. Weatherman	12,776	*
Ordinary shares	All directors and executive officers as a group (21 persons)	3,563,759	3.3%
____________________

*	Represents beneficial ownership of less than 1% of our outstanding ordinary shares.

(1)
Includes for the persons listed below the following ordinary shares subject to options held by that person that are currently exercisable or become exercisable within 60 days of February 17, 2017 and ordinary shares issuable upon the vesting of RSU awards within 60 days of February 17, 2017:

Name	Options	RSU awards
Robert J. Palmisano	1,384,408	—
Lance A. Berry	153,430	—
Kevin D. Cordell	59,790	—
Peter S. Cooke	97,143	—
Robert P. Burrows	72,809	—
David D. Stevens	69,940	—
Gary D. Blackford	67,361	—
Sean D. Carney	7,800	883
John L. Miclot	98,290	—
Kevin C. O’Boyle	83,329	—
Amy S. Paul	82,826	—

Name	Options	RSU awards
Richard F. Wallman	49,704	—
Elizabeth H. Weatherman	7,800	947
All directors and executive officers as a group (21 persons)	2,805,920	1,830
Securities Authorized for Issuance Under Equity Compensation Plans
The table below provides information regarding the number of ordinary shares to be issued upon the exercise of outstanding stock options and RSU awards granted under our equity compensation plans and the number of ordinary shares remaining available for future issuance our equity compensation plans as of December 25, 2016.
EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted‑average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	7,813,930 (1)(2)(3)	$20.80 (4)	1,736,435 (5)
Equity compensation plans not approved by security holders	—	—	—
Total	7,813,930 (1)(2)(3)	$20.80 (4)	1,736,435 (5)
____________________

(1)
Amount includes ordinary shares issuable upon the exercise of stock options granted under the Wright Medical Group N.V. Amended and Restated 2010 Incentive Plan and Tornier N.V. Amended and Restated Stock Option Plan and ordinary shares issuable upon the vesting of RSU awards granted under the Wright Medical Group N.V. Amended and Restated 2010 Incentive Plan.

(2)
Excludes employee stock purchase rights under the Wright Medical Group N.V. Amended and Restated Employee Stock Purchase Plan, which is an amended and restated version of the Tornier N.V. 2010 Employee Stock Purchase Plan, was approved by our shareholders on June 28, 2016. Under such plan, each eligible employee may purchase ordinary shares at semi-annual intervals on June 30th and December 31st each calendar year at a purchase price per share equal to 85% of the closing sales price per share of our ordinary shares on the last day of the offering period. However the compensation committee of the board of directors determined that the first plan period would be the three months beginning October 1, 2016 and ending December 31, 2016. Under the ESPP, the first plan purchase occurred on December 31, 2016 during the 2017 fiscal year.

(3)
Excludes an aggregate of 3,925,412 ordinary shares issuable upon the exercise of stock options granted under legacy Wright equity compensation plans and non-plan inducement option agreements assumed by us in connection with the Wright/Tornier merger. The weighted-average per share exercise price of these assumed stock options as of December 25, 2016 was $22.01. No further grants or awards will be made under these assumed legacy Wright equity compensation plans and non-plan inducement option agreements.

(4)	Not included in the weighted-average exercise price calculation are 1,334,713 RSU awards.

(5)
Amount includes 1,233,923 ordinary shares remaining available for future issuance under the Wright Medical Group N.V. Amended and Restated 2010 Incentive Plan and 502,512 ordinary shares remaining available for future issuance under the Wright Medical Group N.V. Amended and Restated Employee Stock Purchase Plan. No shares remain available for grant under the Tornier N.V. Amended and Restated Stock Option Plan or any of the legacy Wright equity compensation plans since such plans have been terminated with respect to future grants.

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
Description of Related Party Transactions
The following persons and entities that participated in the transactions described in this section were related persons at the time of the transaction:
TMG Holdings Coöperatief U.A., Warburg Pincus (Bermuda) Private Equity IX, L.P., Sean D. Carney and Elizabeth H. Weatherman. TMG Holdings Coöperatief U.A. is a former shareholder. Two of our directors were affiliated with TMG. Sean D. Carney and Elizabeth H. Weatherman are former Managing Directors of Warburg Pincus LLC, which manages TMG as well as its parent entities Warburg Pincus (Bermuda) Private Equity IX, L.P., or WP Bermuda, WP (Bermuda) IX PE One Ltd. and Warburg Pincus (Bermuda) Private Equity Ltd. (“WPPE”). Furthermore, Mr. Carney and Ms. Weatherman are former Partners of Warburg Pincus & Co., the sole member of WPPE.
We were party to a securityholders’ agreement with TMG under which TMG had the right to designate three directors to be nominated to our board of directors for so long as TMG beneficially owned at least 25% of our outstanding ordinary shares, two directors for so long as TMG beneficially owned at least 10% but less than 25% of our outstanding ordinary shares and one director for so long as TMG beneficially owned at least 5% but less than 10% of our outstanding ordinary shares. We agreed to use our reasonable best efforts to cause the TMG designees to be elected as directors. Mr. Carney and Ms. Weatherman served as designees of TMG. The securityholders’ agreement terminated by its terms in May 2016 upon the sale by TMG of its entire ownership interest in our company.
We also were a party to a registration rights agreement with TMG which also terminated by its terms in May 2016. Pursuant to the registration rights agreement, we agreed to (i) use our reasonable best efforts to effect up to three registered offerings of at least $10 million each upon a demand of TMG or its affiliates, (ii) use our reasonable best efforts to become eligible for use of Form S-3 for registration statements and once we become eligible TMG or its affiliates shall have the right to demand an unlimited number of registrations of at least $10 million each on Form S-3 and (iii) maintain the effectiveness of each such registration statement for a period of 120 days or until the distribution of the registrable securities pursuant to the registration statement is complete. We also had granted certain incidental or “piggyback” registration rights with respect to the registrable shares, subject to certain limitations and restrictions, including volume and marketing restrictions imposed by the underwriters of the offering with respect to which the rights are exercised. Under the registration rights agreement, we agreed to bear the expenses, including the fees and disbursements of one legal counsel for the holders, in connection with the registration of the registrable securities, except for any underwriting commissions relating to the sale of the registrable securities.
Director Independence
The information regarding director independence is disclosed in “Part III - Item 10. Directors, Executive Officers and Corporate Governance—Board Structure and Composition” and in “Part III - Item 10. Directors, Executive Officers and Corporate Governance—Board Committees” of this report.
Item 14. Principal Accounting Fees and Services.
Appointment of Independent Registered Public Accounting Firms
The audit committee of our board of directors is directly responsible for the appointment, compensation, and oversight of our independent auditor or independent registered public accounting firm. Our general meeting of shareholders is directly responsible for the appointment of the auditor audits our Dutch statutory annual accounts prepared in accordance with Dutch law each year.

Audit, Audit-Related, Tax, and All Other Fees
The following table shows the fees that we or legacy Wright paid or accrued for audit and other services provided by our current independent registered public accounting firm, KPMG LLP, for 2016 and 2015:

Fees	2016	2015
Audit fees	$2,400,253	$2,009,760
Audit-related fees	43,000	41,000
Tax fees	265,000	15,000
All other fees	120,000	350,000
Total	$2,828,253	$2,415,760
The following table shows the fees that we or legacy Tornier paid or accrued for audit and other services provided by our former independent registered public accounting firm, Ernst & Young LLP, for 2015:

Fees	2015
Audit fees	$461,000
Total	$461,000
In the above table, in accordance with the SEC’s definitions and rules, “audit fees” are fees for professional services for the audit of our consolidated financial statements included in this annual report on Form 10-K, and the review of our consolidated financial statements included in quarterly reports on Form 10-Q and registration statements and for services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements; “audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not included in “audit fees” and include fees for services performed related to audits on our benefit plan and due diligence on acquisitions.; “tax fees” are fees for tax compliance and consultation primarily related to assistance with international tax compliance and tax audits, tax advice on acquisitions, and tax planning; and “all other fees” are fees for any services not included in the first three categories, which includes fees for a risk management review and assessment.
Pre-Approval Policies and Procedures
In addition to retaining KPMG LLP to audit our consolidated financial statements for 2017, the audit committee retained KPMG LLP to provide other auditing and advisory services in 2017. The audit committee understands the need for our independent registered public accounting firm to maintain objectivity and independence in its audits of our consolidated financial statements. The audit committee has reviewed all non-audit services provided by KPMG LLP in 2016 and has concluded that the provision of such services was compatible with maintaining KPMG LLP’s independence in the conduct of its auditing functions.
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
Change in Independent Registered Public Accounting Firms
At our Annual General Meeting held on June 18, 2016, our shareholders ratified the appointment of KPMG LLP as our independent registered public accounting firm for the fiscal year ending December 25, 2016. Similarly, at the Annual General Meeting, our shareholders appointed KPMG N.V. to serve as our auditor who will audit our Dutch statutory annual accounts to be prepared in accordance with Dutch law for the year ending December 25, 2016. KPMG LLP has served as legacy Wright’s independent registered public accounting firm since 2002.
On December 3, 2015, the audit committee of our board of directors formally dismissed Ernst & Young LLP and engaged KPMG LLP, as our independent registered public accounting firm. In addition, on December 3, 2015, the audit committee of our board of directors formally dismissed E&Y Accountants LLP and engaged KPMG N.V. as our auditor who will audit our Dutch statutory annual accounts to be prepared in accordance with Dutch law for the year ending December 25, 2016.

PART IV

Item 15. Exhibits, Financial Statement Schedules.
Financial Statements
See Index to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”
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
February 23, 2017

WRIGHT MEDICAL GROUP N.V.
By:	/s/ Robert J. Palmisano
Robert J. Palmisano
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert J. Palmisano Robert J. Palmisano	President, Chief Executive Officer and Executive Director (Principal Executive Officer)	February 23, 2017

/s/ Lance A. Berry Lance A. Berry	Senior Vice President and Chief Financial Officer (Principal Financial Officer )	February 23, 2017

/s/ Julie B. Andrews Julie B. Andrews	Vice President and Chief Accounting Officer (Principal Accounting Officer )	February 23, 2017

/s/ David D. Stevens David D. Stevens	Chairman	February 23, 2017

/s/ Gary D. Blackford Gary D. Blackford	Non-Executive Director	February 23, 2017

/s/ Sean D. Carney Sean D. Carney	Non-Executive Director	February 23, 2017

/s/ John L. Miclot John L. Miclot	Non-Executive Director	February 23, 2017

/s/ Kevin C. O'Boyle Kevin C. O'Boyle	Non-Executive Director	February 23, 2017

/s/ Amy S. Paul Amy S. Paul	Non-Executive Director	February 23, 2017

/s/ Richard F. Wallman Richard F. Wallman	Non-Executive Director	February 23, 2017

/s/ Elizabeth H. Weatherman Elizabeth H. Weatherman	Non-Executive Director	February 23, 2017

WRIGHT MEDICAL GROUP N.V.
EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10‑K
FOR THE YEAR ENDED DECEMBER 25, 2016

Exhibit No.	Exhibit	Method of Filing
2.1	Business Sale Agreement dated October 21, 2016 between Tornier SAS, Corin France SAS, Corin Orthopaedics Holdings Limited and Certain Related Entities Party Thereto*	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 24, 2016 (File No. 001-35065)
2.2	Agreement and Plan of Merger dated as of October 27, 2014 among Tornier N.V., Trooper Holdings Inc., Trooper Merger Sub Inc. and Wright Medical Group, Inc.*	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 27, 2014 (File No. 001-35065)
2.3	Agreement and Plan of Merger dated as of January 30, 2014 among Wright Medical Group, Inc., WMMS, LLC, OrthoPro, L.L.C. and OP CHA, Inc., as Company Holders’ Agent*	Incorporated by reference to Exhibit 2.1 to Wright Medical Group, Inc.’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 31, 2014 (File No. 001-35823)
2.4	Agreement and Plan of Merger dated as of January 30, 2014 among Wright Medical Group, Inc., Winter Solstice LLC, Solana Surgical, LLC, and Alan Taylor, as Members’ Representative*	Incorporated by reference to Exhibit 2.2 to Wright Medical Group, Inc.’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 31, 2014 (File No. 001-35823)
2.5	Asset Purchase Agreement dated as of June 18, 2013 among MicroPort Medical B.V., MicroPort Scientific Corporation and Wright Medical Group, Inc.*	Incorporated by reference to Exhibit 2.1 to Wright Medical Group, Inc.’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 21, 2013 (File No. 001-35823)
2.6	Agreement and Plan of Merger dated as of November 19, 2012 among BioMimetic Therapeutics, Inc., Wright Medical Group, Inc., Achilles Merger Subsidiary, Inc. and Achilles Acquisition Subsidiary, LLC*	Incorporated by reference to Exhibit 2.1 to Wright Medical Group, Inc.’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 19, 2012 (File No. 001-32883)
3.1	Articles of Association of Wright Medical Group N.V.	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 1, 2016 (File No. 001-35065)
4.1	Indenture dated as of May 20, 2016 between Wright Medical Group N.V. and The Bank of New York Mellon Trust Company, N.A. (including the Form of the 2.25% Cash Convertible Senior Note due 2021)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 25, 2016 (File No. 001-35065)
4.2	Indenture dated as of February 13, 2015 between Wright Medical Group, Inc. and Bank of New York Mellon Trust Company, N.A. (including the Form of the 2.00% Cash Convertible Senior Note due 2020)	Incorporated by reference to Exhibit 4.1 to Wright Medical Group, Inc.’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 13, 2015 (File No. 001-35823)
4.3	Supplemental Indenture dated as of November 24, 2015 among Wright Medical Group, Inc., Wright Medical Group N.V., as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 27, 2015 (File No. 001-35065)
4.4	Contingent Value Rights Agreement dated as of March 1, 2013 between Wright Medical Group, Inc. and American Stock Transfer & Trust Company, LLC	Incorporated by reference to Exhibit 10.1 to Wright Medical Group, Inc.’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 1, 2013 (File No. 001-32883)

Exhibit No.	Exhibit	Method of Filing
4.5	Assignment and Assumption Agreement dated as of October 1, 2015 between Wright Medical Group, Inc., Wright Medical Group N.V. and American Stock Transfer & Trust Company, LLC, as Trustee	Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form 8-A as filed with the Securities and Exchange Commission on October 1, 2015 (File No. 001-35065)
10.1	Wright Medical Group N.V. Amended and Restated 2010 Incentive Plan**	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 19, 2015 (File No. 001-35065)
10.2	Form of Option Certificate under the Wright Medical Group N.V. Amended and Restated 2010 Incentive Plan Representing Stock Options Granted to Executive Officers**	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 16, 2015 (File No. 001-35065)
10.3
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
10.4
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
10.5	Form of Option Certificate under the Wright Medical Group N.V. Amended and Restated 2010 Incentive Plan Representing Stock Options Granted to Robert J. Palmisano**	Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 16, 2015 (File No. 001-35065)
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
10.10	Tornier N.V. Amended and Restated 2010 Incentive Plan**	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 19, 2015 (File No. 001-35065)
10.11	Form of Option Certificate under the Tornier N.V. 2010 Incentive Plan**	Incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2013 (File No. 001-35065)

Exhibit No.	Exhibit	Method of Filing
10.12	Tornier N.V. Amended and Restated Stock Option Plan**
Incorporated by reference to Exhibit 10.10 to the Registrant’s Amendment No. 9 to Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on January 18, 2011 (Registration No. 333-167370)

10.13	Form of Option Agreement under the Tornier N.V. Stock Option Plan for Directors and Officers**	Incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on June 8, 2010 (Registration No. 333-167370)
10.14	Wright Medical Group, Inc. Second Amended and Restated 2009 Equity Incentive Plan**	Incorporated by reference to Wright Medical Group, Inc.’s Definitive Proxy Statement as filed with the Securities and Exchange Commission on April 4, 2013 (File No. 001-35823)
10.15	Form of Executive Stock Option Agreement under the Wright Medical Group, Inc. Second Amended and Restated 2009 Equity Incentive Plan**	Incorporated by reference to Exhibit 10.4 to Wright Medical Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (File No. 001-32883)
10.16	Form of Non-Employee Director Stock Option Agreement under the Wright Medical Group, Inc. Second Amended and Restated 2009 Equity Incentive Plan**	Incorporated by reference to Exhibit 10.6 to Wright Medical Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (File No. 001-32883)
10.17	Wright Medical Group, Inc. Fifth Amended and Restated 1999 Equity Incentive Plan**	Incorporated by reference to Wright Medical Group, Inc.’s Definitive Proxy Statement as filed with the Securities and Exchange Commission on April 14, 2008 (File No. 001-32883)
10.18	First Amendment to the Wright Medical Group, Inc. Fifth Amended and Restated 1999 Equity Incentive Plan**	Incorporated by reference to Exhibit 10.2 to Wright Medical Group, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2008 (File No. 001-32883)
10.19	Form of Executive Stock Option Agreement under the Wright Medical Group, Inc. Fifth Amended and Restated 1999 Equity Incentive Plan**	Incorporated by reference to Exhibit 10.13 to Wright Medical Group, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009 (File No. 001-32883)
10.20	Form of Non-Employee Director Stock Option Agreement under the Wright Medical Group, Inc. Fifth Amended and Restated 1999 Equity Incentive Plan**	Incorporated by reference to Exhibit 10.15 to Wright Medical Group, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009 (File No. 001-32883)
10.21	Wright Medical Group N.V. Amended and Restated Employee Stock Purchase Plan**	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 1, 2016 (File No. 001-35065)
10.22	Wright Medical Group N.V. Performance Incentive Plan**	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 16, 2015 (File No. 001-35065)
10.23	Form of Indemnification Agreement**	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 1, 2015 (File No. 001-35065)
10.24	Service Agreement effective as of October 1, 2015 between Wright Medical Group N.V. and Robert J. Palmisano**	Incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 16, 2015 (File No. 001-35065)
10.25	Employment Agreement effective as of October 1, 2015 between Wright Medical Group, Inc. and Robert J. Palmisano**	Incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 16, 2015 (File No. 001-35065)

Exhibit No.	Exhibit	Method of Filing
10.26	Guaranty by Wright Medical Group N.V. effective as of October 1, 2015 with respect to Wright Medical Group, Inc. Obligations under Employment Agreement with Robert J. Palmisano**	Incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 16, 2015 (File No. 001-35065)
10.27	Confidentiality, Non-Competition, Non-Solicitation and Intellectual Property Rights Agreement effective as of October 1, 2015 between Wright Medical Group, Inc. and Robert J. Palmisano**	Incorporated by reference to Exhibit 10.13 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 16, 2015 (File No. 001-35065)
10.28	Inducement Stock Option Grant Agreement dated as of September 17, 2011 between Wright Medical Group, Inc. and Robert J. Palmisano**	Incorporated by reference to Exhibit 10.2 to Wright Medical Group, Inc.’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 22, 2011 (File No. 001-32883)
10.29	Confidentiality, Non-Competition, Non-Solicitation and Intellectual Property Rights Agreement effective as of October 1, 2015 between Wright Medical Group, Inc. and Lance A. Berry**	Incorporated by reference to Exhibit 10.16 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 16, 2015 (File No. 001-35065)
10.30	Separation Pay Agreement effective as of October 1, 2015 between Wright Medical Group, Inc. and Lance A. Berry**	Incorporated by reference to Exhibit 10.20 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 16, 2015 (File No. 001-35065)
10.31	Confidentiality, Non-Competition, Non-Solicitation and Intellectual Property Rights Agreement effective as of October 1, 2015 between Wright Medical Group, Inc. and Kevin D. Cordell**	Filed herewith
10.32	Separation Pay Agreement effective as of October 1, 2015 between Wright Medical Group, Inc. and Kevin D. Cordell**	Filed herewith
10.33	Confidentiality, Non-Competition, Non-Solicitation and Intellectual Property Rights Agreement dated as of August 1, 2014 between Wright Medical Group, Inc. and Robert P. Burrows**	Filed herewith
10.34	Separation Pay Agreement effective as of October 1, 2015 between Wright Medical Group, Inc. and Robert P. Burrows**	Filed herewith
10.35	Confidentiality, Non-Competition, Non-Solicitation and Intellectual Property Rights Agreement effective as of October 1, 2015 between Wright Medical Group, Inc. and Peter S. Cooke**	Filed herewith
10.36	Separation Pay Agreement effective as of October 1, 2015 between Wright Medical Group, Inc. and Peter S. Cooke**	Filed herewith
10.37	Letter of Agreement dated as of June 8, 2016 regarding Assignment Offer and Assignment and Relocation Benefit Policy between Wright Medical Technology, Inc. and Peter S. Cooke**	Filed herewith
10.38	Letter of Agreement dated as of June 8, 2016 between Wright Medical Technology, Inc. and Peter S. Cooke**	Filed herewith

Exhibit No.	Exhibit	Method of Filing
10.39	Form of Guaranty by Wright Medical Group N.V. with respect to Wright Medical Group, Inc. or Tornier, Inc. Obligations under Separation Pay Agreements with Executive Officers**	Incorporated by reference to Exhibit 10.23 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 16, 2015 (File No. 001-35065)
10.40
Credit, Security and Guaranty Agreement dated as of December 23, 2016 among Wright Medical Group N.V. (as Guarantor), Wright Medical Group, Inc. (as Borrower), Certain Other Direct and Indirect Subsidiaries Listed on the Signature Pages Thereto (each as Borrower), Midcap Financial Trust (as Lender and Agent) and the Financial Institutions or Other Entities Parties Thereto
Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 29, 2016 (File No. 001-35065)
10.41	Form of Exchange/Subscription Agreement dated as of May 12, 2016 between Wright Medical Group N.V. and Each Investor Party Thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 18, 2016 (File No. 001-35065)
10.42	Form of Subscription Agreement dated as of May 12, 2016 between Wright Medical Group N.V. and Each Investor Party Thereto	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 18, 2016 (File No. 001-35065)
10.43	Call Option Transaction Confirmation dated as of May 12, 2016 between Wright Medical Group N.V. and JPMorgan Chase Bank, National Association	Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 26, 2016 (File No. 001-35065)
10.44	Call Option Transaction Confirmation dated as of May 12, 2016 between Wright Medical Group N.V. and Bank of America, N.A.	Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 26, 2016 (File No. 001-35065)
10.45	Warrants Confirmation dated as of May 12, 2016 between Wright Medical Group N.V. and JPMorgan Chase Bank, National Association	Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 26, 2016 (File No. 001-35065)
10.46	Warrants Confirmation dated as of May 12, 2016 between Wright Medical Group N.V. and Bank of America, N.A.	Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 26, 2016 (File No. 001-35065)
10.47	Base Call Option Transaction Confirmation dated as of February 9, 2015 between Wright Medical Group, Inc. and Deutsche Bank AG, London Branch	Incorporated by reference to Exhibit 10.1 to Wright Medical Group, Inc.’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 13, 2015 (File No. 001-35823)
10.48	Base Call Option Transaction Confirmation dated as of February 9, 2015 between Wright Medical Group, Inc. and JPMorgan Chase Bank, National Association	Incorporated by reference to Exhibit 10.3 to Wright Medical Group, Inc.’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 13, 2015 (File No. 001-35823)
10.49	Base Call Option Transaction Confirmation dated as of February 9, 2015 between Wright Medical Group, Inc. and Wells Fargo Bank, National Association	Incorporated by reference to Exhibit 10.5 to Wright Medical Group, Inc.’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 13, 2015 (File No. 001-35823)
10.50	Base Warrants Confirmation dated as of February 9, 2015 between Wright Medical Group, Inc. and Deutsche Bank AG, London Branch	Incorporated by reference to Exhibit 10.7 to Wright Medical Group, Inc.’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 13, 2015 (File No. 001-35823)
10.51	Base Warrants Confirmation dated as of February 9, 2015 between Wright Medical Group, Inc. and JPMorgan Chase Bank, National Association	Incorporated by reference to Exhibit 10.9 to Wright Medical Group, Inc.’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 13, 2015 (File No. 001-35823)
10.52	Base Warrants Confirmation dated as of February 9, 2015 between Wright Medical Group, Inc. and Wells Fargo Bank, National Association	Incorporated by reference to Exhibit 10.11 to Wright Medical Group, Inc.’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 13, 2015 (File No. 001-35823)

Exhibit No.	Exhibit	Method of Filing
10.53	Additional Call Option Transaction Confirmation dated as of February 10, 2015 between Wright Medical Group, Inc. and Deutsche Bank AG, London Branch	Incorporated by reference to Exhibit 10.2 to Wright Medical Group, Inc.’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 13, 2015 (File No. 001-35823)
10.54	Additional Call Option Transaction Confirmation dated as of February 10, 2015 between Wright Medical Group, Inc. and JPMorgan Chase Bank, National Association	Incorporated by reference to Exhibit 10.4 to Wright Medical Group, Inc.’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 13, 2015 (File No. 001-35823)
10.55	Additional Call Option Transaction Confirmation dated as of February 10, 2015 between Wright Medical Group, Inc. and Wells Fargo Bank, National Association	Incorporated by reference to Exhibit 10.6 to Wright Medical Group, Inc.’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 13, 2015 (File No. 001-35823)
10.56	Additional Warrants Confirmation dated as of February 10, 2015 between Wright Medical Group, Inc. and Deutsche Bank AG, London Branch	Incorporated by reference to Exhibit 10.8 to Wright Medical Group, Inc.’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 13, 2015 (File No. 001-35823)
10.57	Additional Warrants Confirmation dated as of February 10, 2015 between Wright Medical Group, Inc. and JPMorgan Chase Bank, National Association	Incorporated by reference to Exhibit 10.10 to Wright Medical Group, Inc.’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 13, 2015 (File No. 001-35823)
10.58	Additional Warrants Confirmation dated as of February 10, 2015 between Wright Medical Group, Inc. and Wells Fargo Bank, National Association	Incorporated by reference to Exhibit 10.12 to Wright Medical Group, Inc.’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 13, 2015 (File No. 001-35823)
10.59	Amendment to the Base Warrant Confirmation dated as of November 24, 2015 between Wright Medical Group N.V. and Deutsche Bank AG, London Branch	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 27, 2015 (File No. 001-35065)
10.60	Amendment to the Base Warrant Confirmation dated as of November 24, 2015 between Wright Medical Group N.V. and JPMorgan Chase Bank, National Association	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 27, 2015 (File No. 001-35065)
10.61	Amendment to the Base Warrant Confirmation dated as of November 24, 2015 between Wright Medical Group N.V. and Wells Fargo Bank, National Association	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 27, 2015 (File No. 001-35065)
10.62	Amendment to the Additional Warrant Confirmation dated as of November 24, 2015 between Wright Medical Group N.V. and Deutsche Bank AG, London Branch	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 27, 2015 (File No. 001-35065)
10.63	Amendment to the Additional Warrant Confirmation dated as of November 24, 2015 between Wright Medical Group N.V. and JPMorgan Chase Bank, National Association	Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 27, 2015 (File No. 001-35065)
10.64	Amendment to the Additional Warrant Confirmation dated as of November 24, 2015 between Wright Medical Group N.V. and Wells Fargo Bank, National Association	Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 27, 2015 (File No. 001-35065)
10.65	Form of Partial Termination Confirmation among Wright Medical Group N.V., Wright Medical Group, Inc. and each of JPMorgan Chase
Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (with respect to Item 1.01) as filed with the Securities and Exchange Commission on June 16, 2016 (File No. 001-35065)

10.66	Agreement of Lease dated as of December 31, 2013 between RBM Cherry Road Partners and Wright Medical Technology, Inc.	Incorporated by reference to Exhibit 10.94 to Wright Medical Group Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (File No. 001-35823)
10.67	First Amendment to Agreement of Lease dated as of January 1, 2014 between RBM Cherry Road Partners and Wright Medical Technology, Inc.	Filed herewith

Exhibit No.	Exhibit	Method of Filing
10.68	Second Amendment to Agreement of Lease dated as of January 1, 2014 between RBM Cherry Road Partners and Wright Medical Technology, Inc.	Filed herewith
10.69	Third Amendment to Agreement of Lease dated as of May 1, 2015 between RBM Cherry Road Partners and Wright Medical Technology, Inc.	Filed herewith
10.70	Lease Agreement dated as of May 14, 2012 between Liberty Property Limited Partnership, as Landlord, and Tornier, Inc., as Tenant	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 15, 2012 (File No. 001-35065)
10.71	Commercial Lease dated December 23, 2008 between Seamus Geaney and Tornier Orthopedics Ireland Limited
Incorporated by reference to Exhibit 10.27 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on July 15, 2010 (Registration No. 333-167370)

10.72	Commercial Supply Agreement dated March 29, 2016 between BioMimetic Therapeutics, LLC and FUJIFILM Diosynth Biotechnologies U.S.A., Inc. (1)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 7, 2016 (File No. 001-35065)
10.73	Settlement Agreement dated as of November 1, 2016 between Wright Medical Technology, Inc. and the Counsel Listed on the Signature Pages Thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 25, 2016 (File No. 001-35065)
12.1	Computation of Ratio of Earnings to Fixed Charges	Filed herewith
21.1	Subsidiaries of Wright Medical Group N.V.	Filed herewith
23.1	Consent of KPMG LLP, an Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

Exhibit No.	Exhibit	Method of Filing
101
The following materials from Wright Medical Group N.V.’s Annual Report on Form 10-K for the fiscal year ended December 25, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 25, 2016 and December 27, 2015, (ii) the Consolidated Statements of Operations for each of the fiscal years in the three-year period ended December 25, 2016, (iii) the Consolidated Statements of Comprehensive Loss for each of the fiscal years in the three-year period ended December 25, 2016, (iv) the Consolidated Statements of Cash Flows for each of the fiscal years in the three-year period ended December 25, 2016, (v) Consolidated Statements of Shareholders’ Equity for each of the fiscal years in the three-year period ended December 25, 2016, and (vi) Notes to Consolidated Financial Statements
Filed herewith
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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders

Wright Medical Group N.V.:
Under date of February 23, 2017, we reported on the consolidated balance sheets of Wright Medical Group N.V. and subsidiaries (the Company) as of December 25, 2016 and December 27, 2015, and the related consolidated statements of operations, comprehensive loss, cash flows, and changes in shareholders’ equity for the years ended December 25, 2016, December 27, 2015 and December 31, 2014, which are included in the annual report on Form 10-K for the year ended December 25, 2016. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule listed in Item 15 in the annual report on Form 10-K. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

(signed) KPMG LLP

Memphis, Tennessee
February 23, 2017

Wright Medical Group N.V. Schedule II-Valuation and Qualifying Accounts (In thousands)

	Balance at Beginning of Period	Charged to Cost and Expenses	Deductions and Other	Balance at End of Period
Allowance for doubtful accounts:
For the period ended:
December 25, 2016	$1,189	$3,475	$(195)	$4,469
December 27, 2015	$930	$(878)	$1,137	$1,189
December 31, 2014	$272	$(684)	$1,342	$930

S-1