Form 10-Q
period 2017-03-26
Wright Medical Group N.V.
filed 2017-05-04
CIK 1492658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 26, 2017
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
_________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company" and "emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of May 3, 2017, there were 104,298,709 ordinary shares outstanding.

WRIGHT MEDICAL GROUP N.V.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 26, 2017

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document may contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), and that are subject to the safe harbor created by those sections. These statements reflect management's current knowledge, assumptions, beliefs, estimates, and expectations and express management's current view of future performance, results, and trends. Forward-looking statements may be identified by their use of terms such as anticipate, believe, could, estimate, expect, intend, may, plan, predict, project, will, and other similar terms. Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to materially differ from those described in the forward-looking statements. The reader should not place undue reliance on forward-looking statements. Such statements are made as of the date of this report, and we undertake no obligation to update such statements after this date. Risks and uncertainties that could cause our actual results to materially differ from those described in forward-looking statements are discussed in our filings with the U.S. Securities and Exchange Commission (SEC) (including our most recent Annual Report on Form 10-K, which was filed with the SEC on February 23, 2017). By way of example and without implied limitation, such risks and uncertainties include:

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

•	risks associated with our credit, security and guaranty agreement for our senior secured asset-based line of credit;

•	inability to raise additional financing when needed and on favorable terms;

•	the negative impact of the commercial and credit environment on us, our customers, and our suppliers;

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited).
Wright Medical Group N.V. Condensed Consolidated Balance Sheets (In thousands, except share data) (unaudited)

	March 26, 2017	December 25, 2016
Assets:
Current assets:
Cash and cash equivalents	$235,982	$262,265
Restricted cash	150,000	150,000
Accounts receivable, net	119,328	130,602
Inventories	153,066	150,849
Prepaid expenses	12,131	11,678
Other current assets [1]	315,747	54,231
Total current assets	986,254	759,625

Property, plant and equipment, net	200,098	201,732
Goodwill	853,684	851,042
Intangible assets, net	228,270	231,797
Deferred income taxes	1,538	1,498
Other assets [1]	158,173	244,892
Total assets	$2,428,017	$2,290,586
Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$36,057	$32,866
Accrued expenses and other current liabilities [1]	697,645	407,704
Current portion of long-term obligations	21,697	33,948
2021 Notes (Note 8) [1]	285,448	—
Total current liabilities	1,040,847	474,518

Long-term debt and capital lease obligations [1]	507,430	780,407
Deferred income taxes	27,538	27,550
Other liabilities [1]	196,986	321,247
Total liabilities	1,772,801	1,603,722
Commitments and contingencies (Note 12)
Shareholders’ equity:
Ordinary shares, €0.03 par value, authorized: 320,000,000 shares; issued and outstanding: 104,133,144 shares at March 26, 2017 and 103,400,995 shares at December 25, 2016	3,838	3,815
Additional paid-in capital	1,927,332	1,908,749
Accumulated other comprehensive loss	(11,016)	(19,461)
Accumulated deficit	(1,264,938)	(1,206,239)
Total shareholders’ equity	655,216	686,864
Total liabilities and shareholders’ equity	$2,428,017	$2,290,586
___________________________

[1]
As of March 26, 2017, the closing price of our ordinary shares was greater than 130% of the 2021 Notes conversion price for 20 or more of the 30 consecutive trading days preceding the quarter-end; and, therefore, the holders of the 2021 Notes may convert the notes during the succeeding quarterly period. Due to the ability of the holders of the 2021 Notes to convert the notes during this period, the carrying value of the 2021 Notes and the fair value of the 2021 Notes Conversion Derivative were classified as current liabilities, and the fair value of the 2021 Notes Hedges were classified as current assets as of March 26, 2017. The respective balances were classified as long-term as of December 25, 2016. See Note 5 and Note 8.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wright Medical Group N.V. Condensed Consolidated Statements of Operations (In thousands, except per share data) (unaudited)

	Three months ended
	March 26, 2017	March 27, 2016
Net sales	$177,191	$169,291
Cost of sales [1,2]	37,126	46,666
Gross profit	140,065	122,625
Operating expenses:
Selling, general and administrative [1]	129,834	134,746
Research and development [1]	12,432	12,116
Amortization of intangible assets	7,397	6,457
Total operating expenses	149,663	153,319
Operating loss	(9,598)	(30,694)
Interest expense, net	18,195	11,854
Other expense (income), net	7,975	(1,068)
Loss from continuing operations before income taxes	(35,768)	(41,480)
Provision (benefit) for income taxes	939	(1,287)
Net loss from continuing operations	(36,707)	(40,193)
Loss from discontinued operations, net of tax	(21,992)	(7,799)
Net loss	$(58,699)	$(47,992)

Net loss from continuing operations per share-basic and diluted (Note 11):	$(0.35)	$(0.39)

Net loss per share-basic and diluted (Note 11):	$(0.57)	$(0.47)

Weighted-average number of ordinary shares outstanding-basic and diluted	103,663	102,704
___________________________

[1]	These line items include the following amounts of non-cash, share-based compensation expense for the periods indicated:

	Three months ended
	March 26, 2017	March 27, 2016
Cost of sales	$119	$133
Selling, general and administrative	3,656	3,050
Research and development	179	134

[2]	Cost of sales includes amortization of inventory step-up adjustment of $10.2 million for the three months ended March 27, 2016.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Wright Medical Group N.V.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(unaudited)

	Three months ended
	March 26, 2017	March 27, 2016
Net loss	$(58,699)	$(47,992)

Other comprehensive income:
Changes in foreign currency translation	8,445	11,350
Other comprehensive income	8,445	11,350

Comprehensive loss	$(50,254)	$(36,642)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wright Medical Group N.V. Condensed Consolidated Statements of Cash Flows (In thousands) (unaudited)

	Three months ended
	March 26, 2017	March 27, 2016
Operating activities:
Net loss	$(58,699)	$(47,992)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	13,446	13,222
Share-based compensation expense	3,954	3,317
Amortization of intangible assets	7,397	6,627
Amortization of deferred financing costs and debt discount	12,184	7,944
Deferred income taxes	—	(15)
Provision for excess and obsolete inventory	3,650	4,014
Amortization of inventory step-up adjustment	—	11,360
Non-cash adjustment to derivative fair values	365	(6,641)
Mark-to-market adjustment for CVRs (Note 5)	6,160	5,324
Provision for metal-on-metal product liability loss (Note 12)	10,393	—
Other	651	1,658
Changes in assets and liabilities (net of acquisitions):
Accounts receivable	12,584	4,872
Inventories	(7,281)	(132)
Prepaid expenses and other current assets	4,579	(3,104)
Accounts payable	2,636	(486)
Accrued expenses and other liabilities	(26,497)	(9,746)
Net cash used in operating activities	(14,478)	(9,778)
Investing activities:
Capital expenditures	(12,149)	(9,079)
Purchase of intangible assets	(875)	(1,464)
Net cash used in investing activities	(13,024)	(10,543)
Financing activities:
Issuance of ordinary shares	14,648	764
Proceeds from issuance of other long-term debt	—	821
Payment of contingent consideration	(987)	—
Payments of capital lease obligations	(482)	(333)
Payments of debt	(12,792)	(136)
Net cash provided by financing activities	387	1,116

Effect of exchange rates on cash, cash equivalents and restricted cash	832	805

Net decrease in cash, cash equivalents and restricted cash	(26,283)	(18,400)

Cash, cash equivalents and restricted cash, beginning of period	412,265	139,804

Cash, cash equivalents and restricted cash, end of period	$385,982	$121,404

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
Our fiscal year-end is generally determined on a 52-week basis and runs from the Monday nearest to the 31st of December of a year, and ends on the Sunday nearest to the 31st of December of the following year. Every few years, it is necessary to add an extra week to the year making it a 53-week period. Prior to the merger (the Wright/Tornier merger or the merger) with Tornier N.V. (legacy Tornier), our fiscal year ended December 31 each year.
The condensed consolidated financial statements and accompanying notes present our consolidated results for each of the three months ended March 26, 2017 and March 27, 2016. The three months ended March 26, 2017 and March 27, 2016 each consisted of thirteen weeks.
All amounts are presented in U.S. dollars ($), except where expressly stated as being in other currencies, e.g., Euros (€).
References in these notes to condensed consolidated financial statements to "we," "our" and "us" refer to Wright Medical Group N.V. and its subsidiaries after the Wright/Tornier merger and Wright Medical Group, Inc. (WMG or legacy Wright) and its subsidiaries before the Wright/Tornier merger.
2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation. The unaudited condensed consolidated interim financial statements of Wright Medical Group N.V. have been prepared in accordance with generally accepted accounting principles in the United States (US GAAP) for interim financial statements and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to these rules and regulations. Accordingly, these unaudited condensed consolidated interim financial statements should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 25, 2016, as filed with the U.S. Securities and Exchange Commission (SEC) on February 23, 2017.
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
Discontinued Operations. On October 21, 2016, pursuant to a binding offer letter dated as of July 8, 2016, Tornier France SAS (Tornier France) and certain other entities related to us and Corin Orthopaedics Holdings Limitied (Corin) entered into a business sale agreement and simultaneously completed and closed the sale of our business operations operating under the large joints operating segment. Pursuant to the terms of the agreement, Tornier France sold substantially all of the assets related to our hip and knee, or large joints, business (the Large Joints business) to Corin for approximately €29.7 million in cash, less approximately €11.1 million for net working capital adjustments and subject to certain other closing adjustments. Upon closing, the parties also

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

executed a transitional services agreement and supply agreement, among other ancillary agreements required to implement the transaction.
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
All current and historical operating results for the Large Joints and OrthoRecon businesses are reflected within discontinued operations in the condensed consolidated financial statements.
Other than the discontinued operations discussed in Note 3, unless otherwise stated, all discussion of assets and liabilities in these notes to the condensed consolidated financial statements reflects the assets and liabilities held and used in our continuing operations, and all discussion of revenues and expenses reflects those associated with our continuing operations.
Recent Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, and has subsequently issued several supplemental and/or clarifying ASUs (collectively ASC 606). Accounting Standards Codification (ASC) 606 prescribes a single common revenue standard that replaces most existing U.S. GAAP revenue recognition guidance. ASC 606 outlines a five-step model, under which we will recognize revenue as performance obligations within a customer contract are satisfied. ASC 606 is intended to provide more consistent interpretation and application of the principles outlined in the standard across filers in multiple industries and within the same industries compared to current practices, which should improve comparability. Adoption of ASC 606 is required for annual reporting periods beginning after December 15, 2017 (fiscal year 2018 for Wright), including interim periods within the reporting period. Upon adoption, we must elect to adopt either retrospectively to each prior reporting period presented or using the cumulative effect transition method with the cumulative effect of initial adoption recognized at the date of initial application. We have not determined what transition method we will use. We are currently assessing the impact that the future adoption of ASC 606 may have on our consolidated financial statements by analyzing our current portfolio of customer contracts, including a review of historical accounting policies and practices to identify potential differences in applying the guidance of ASC 606. Based on our preliminary review of our customer contracts, we expect that revenue on the majority of our customer contracts will continue to be recognized at a point in time, generally upon surgical implantation or shipment of products to distributors, consistent with our current revenue recognition model.
On February 25, 2016, the FASB issued ASU 2016-02, Leases, which introduces a lessee model that brings most leases on the balance sheet. The new standard also aligns many of the underlying principles of the new lessor model with those in FASB ASC 606, the FASB’s new revenue recognition standard (e.g., those related to evaluating when profit can be recognized). Furthermore, the ASU addresses other concerns related to the current leases model. The ASU will be effective for us beginning in fiscal year 2019. We are in the initial phases of our adoption plans; and accordingly, we are unable to estimate any effect this may have on our consolidated financial statements.
On March 30, 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is to simplify accounting for income taxes, forfeitures, and withholding taxes associated with share-based payment arrangements, and reduce ambiguity in cash flow reporting. We adopted this ASU during the quarter ended March 26, 2017 and noted no impact on our condensed consolidated financial statements.
On August 26, 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which amends the guidance in ASC 230 on the classification of certain cash receipts and payments in the statement of cash flows. The primary purpose of the ASU is to reduce the diversity in practice that has resulted from the lack of consistent principles on this topic. The ASU’s amendments add or clarify guidance on eight cash flow issues, including debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, and proceeds from the settlement of insurance claims. We elected to early adopt this guidance for the year ended December 25, 2016. The application of this guidance did not impact the historical presentation of our consolidated statement of cash flows.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash, which amends ASC 230 to add or clarify guidance on the classification and presentation of restricted cash in the statement of cash flows. The amendments require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

total amounts shown on the statement of cash flows. We elected to early adopt the methodology for presenting restricted cash resulting from the Escrow Agreement described in Note 13 for the year ended December 25, 2016.
On January 26, 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. Under the new guidance, if a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. The guidance in the ASU is effective for our interim and annual goodwill impairment tests beginning in 2020 with early adoption permitted for annual and interim goodwill impairment testing dates after January 1, 2017. We are in the initial phases of our adoption plans; and, accordingly, we are unable to estimate any effect this may have on our consolidated financial statements.
3. Discontinued Operations
For the three months ended March 26, 2017 and March 27, 2016, our loss from discontinued operations, net of tax, totaled $22.0 million and $7.8 million, respectively, and was attributable primarily to expenses associated with legacy Wright's former OrthoRecon business and, to a lesser degree, the former Large Joints business. The basic and diluted weighted-average number of ordinary shares outstanding was 103.7 million and 102.7 million for the three months ended March 26, 2017 and March 27, 2016, respectively.  The basic and diluted net loss from discontinued operations per share was $0.21 and $0.08 for the three months ended March 26, 2017 and March 27, 2016, respectively.
Large Joints Business
On October 21, 2016, pursuant to a binding offer letter dated as of July 8, 2016, Tornier France, Corin, and certain other entities related to us and Corin entered into a business sale agreement and simultaneously completed and closed the sale of our Large Joints business. Pursuant to the terms of the agreement, we sold substantially all of the assets related to our Large Joints business to Corin for approximately €29.7 million in cash, less approximately €11.1 million for net working capital adjustments. Upon closing, the parties also executed a transitional services agreement and supply agreement, among other ancillary agreements required to implement the transaction. These agreements are on arm’s length terms and are not expected to be material to our condensed consolidated financial statements.
All historical operating results for the Large Joints business as well as continued involvement in accordance with the transitional service agreement and supply agreement are reflected within discontinued operations in the condensed consolidated statements of operations.
For the three months ended March 26, 2017, our loss from discontinued operations for the Large Joints business, net of tax, totaled $1.0 million and was primarily attributable to professional fees and internal costs to support transition activities, costs associated with transition services and working capital adjustments. The basic and diluted weighted-average number of ordinary shares outstanding was 103.7 million for the three months ended March 26, 2017. The basic and diluted net loss from discontinued operations per share for the Large Joints business was $0.01 for the three months ended March 26, 2017.
The following table summarizes the results of discontinued operations for the Large Joints business for the three months ended March 27, 2016 (in thousands, except per share data):

Three months ended
March 27, 2016
Net sales	$11,736
Cost of sales	5,649
Selling, general and administrative	4,165
Other	608
Total income from discontinued operations before income taxes	1,314
Provision for income taxes	396
Total income from discontinued operations, net of tax	$918

Net income from discontinued operations per share-basic and diluted (Note 11)	$0.01

Weighted-average number of ordinary shares outstanding-basic and diluted (Note 11)	102,704

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Cash used in operating activities from the Large Joints business totaled $1.1 million for the three months ended March 26, 2017. Cash provided by operating activities from the Large Joints business totaled $2.6 million for the three months ended March 27, 2016.
OrthoRecon Business
On January 9, 2014, legacy Wright completed the divestiture and sale of its OrthoRecon business to MicroPort Scientific Corporation (MicroPort). Pursuant to the terms of the agreement, the purchase price (as defined in the agreement) was approximately $283 million (including a working capital adjustment), which MicroPort paid in cash. As a result of the transaction, we recognized approximately $24.3 million as the gain on disposal of the OrthoRecon business, before the effect of income taxes.
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
All current and historical operating results for the OrthoRecon business are reflected within discontinued operations in the condensed consolidated financial statements. The following table summarizes the results of discontinued operations for the OrthoRecon business (in thousands, except per share data):

	Three months ended
	March 26, 2017	March 27, 2016
Net sales	$—	$—
Selling, general and administrative	21,013	8,717
Loss from discontinued operations before income taxes	(21,013)	(8,717)
Benefit for income taxes	—	—
Total loss from discontinued operations, net of tax	$(21,013)	$(8,717)

Net loss from discontinued operations per share-basic and diluted (Note 11)	$(0.20)	$(0.08)

Weighted-average number of ordinary shares outstanding-basic and diluted (Note 11)	103,663	102,704
We will incur continuing cash outflows associated with legal defense costs and the ultimate resolution of these contingent liabilities, net of insurance proceeds, until these liabilities are resolved. Cash used in operating activities by the OrthoRecon business totaled $10.5 million and $9.0 million for the three months ended March 26, 2017 and March 27, 2016, respectively.
4. Inventories
Inventories consist of the following (in thousands):

	March 26, 2017	December 25, 2016
Raw materials	$13,941	$15,319
Work-in-process	26,274	22,422
Finished goods	112,851	113,108
	$153,066	$150,849
5. Fair Value of Financial Instruments and Derivatives
We account for derivatives in accordance with FASB ASC 815, which establishes accounting and reporting standards requiring that derivative instruments be recorded on the balance sheet as either an asset or liability measured at fair value. Additionally, changes in the derivatives' fair value shall be recognized currently in earnings unless specific hedge accounting criteria are met.
FASB ASC Section 820, Fair Value Measurements and Disclosures requires fair value measurements be classified and disclosed in one of the following three categories:

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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

2021 Notes Conversion Derivative and Notes Hedges
On May 20, 2016, we issued $395 million aggregate principal amount of 2.25% cash convertible senior notes due 2021 (2021 Notes). See Note 8 of the condensed consolidated financial statements for additional information regarding the 2021 Notes. The 2021 Notes have a conversion derivative feature (2021 Notes Conversion Derivative) that requires bifurcation from the 2021 Notes in accordance with ASC Topic 815, and is accounted for as a derivative liability. The fair value of the 2021 Notes Conversion Derivative at the time of issuance of the 2021 Notes was $117.2 million.
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
The following table summarizes the fair value (in thousands) and the presentation in our condensed consolidated balance sheets of the 2021 Notes Hedges and 2021 Notes Conversion Derivative:

	March 26, 2017		December 25, 2016
	Location on condensed consolidated balance sheet	Amount	Location on condensed consolidated balance sheet	Amount
2021 Notes Hedges	Other current assets	$260,308	Other assets	$159,095
2021 Notes Conversion Derivative	Accrued expenses and other current liabilities	$263,435	Other liabilities	$161,601
As of March 26, 2017, the closing price of our ordinary shares was greater than 130% of the 2021 Notes conversion price for 20 or more of the 30 consecutive trading days preceding the quarter-end; and, therefore, the holders of the 2021 Notes may convert the notes during the succeeding quarterly period. Due to the ability of the holders of the 2021 Notes to convert the notes during this period, the carrying value of the 2021 Notes and the fair value of the 2021 Notes Conversion Derivative were classified as current liabilities, and the fair value of the 2021 Notes Hedges were classified as current assets as of March 26, 2017. The respective balances were classified as long-term as of December 25, 2016. We currently do not expect significant conversions because the 2021 Notes currently trade at a premium to the as-converted value, and a converting holder would forego future interest payments. However, any conversions would reduce our cash resources. We believe that, in the event that holders elect to exercise the conversion option, our cash resources and access to additional borrowings would provide the necessary liquidity.
The 2021 Notes Hedges and the 2021 Notes Conversion Derivative are measured at fair value using Level 3 inputs. These instruments are not actively traded and are valued using an option pricing model that uses observable and unobservable market data for inputs.
Neither the 2021 Notes Conversion Derivative nor the 2021 Notes Hedges qualify for hedge accounting; thus, any change in the fair value of the derivatives is recognized immediately in our condensed consolidated statements of operations. The following table summarizes the net loss on changes in fair value (in thousands) related to the 2021 Notes Hedges and 2021 Notes Conversion Derivative:

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Three months ended
March 26, 2017

2021 Notes Hedges	$101,213
2021 Notes Conversion Derivative	(101,834)
Net loss on changes in fair value	$(621)
2020 Notes Conversion Derivative and Notes Hedges
On February 13, 2015, WMG issued $632.5 million aggregate principal amount of 2.00% cash convertible senior notes due 2020 (2020 Notes). See Note 8 of the condensed consolidated financial statements for additional information regarding the 2020 Notes. The 2020 Notes have a conversion derivative feature (2020 Notes Conversion Derivative) that requires bifurcation from the 2020 Notes in accordance with ASC Topic 815, and is accounted for as a derivative liability. The fair value of the 2020 Notes Conversion Derivative at the time of issuance of the 2020 Notes was $149.8 million.
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
The following table summarizes the fair value and the presentation in our condensed consolidated balance sheets (in thousands) of the 2020 Notes Hedges and 2020 Notes Conversion Derivative:

	Location on condensed consolidated balance sheet	March 26, 2017	December 25, 2016
2020 Notes Hedges	Other assets	$150,211	$77,232
2020 Notes Conversion Derivative	Other liabilities	$150,070	$77,758
The 2020 Notes Hedges and the 2020 Notes Conversion Derivative are measured at fair value using Level 3 inputs. These instruments are not actively traded and are valued using an option pricing model that uses observable and unobservable market data for inputs.
Neither the 2020 Notes Conversion Derivative nor the 2020 Notes Hedges qualify for hedge accounting; thus, any change in the fair value of the derivatives is recognized immediately in our condensed consolidated statements of operations. The following table summarizes the net gain (loss) on changes in fair value (in thousands) related to the 2020 Notes Hedges and 2020 Notes Conversion Derivative:

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Three months ended
	March 26, 2017	March 27, 2016

2020 Notes Hedges	$72,979	$(62,137)
2020 Notes Conversion Derivative	(72,312)	61,884
Net gain (loss) on changes in fair value	$667	$(253)
2017 Notes Conversion Derivative and Notes Hedges
On August 31, 2012, WMG issued $300 million aggregate principal amount of 2.00% cash convertible senior notes due 2017 (2017 Notes). See Note 8 of the condensed consolidated financial statements for additional information regarding the 2017 Notes. The 2017 Notes have a conversion derivative feature (2017 Notes Conversion Derivative) that requires bifurcation from the 2017 Notes in accordance with ASC Topic 815, and is accounted for as a derivative liability. The fair value of the 2017 Notes Conversion Derivative at the time of issuance of the 2017 Notes was $48.1 million.
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
The following table summarizes the fair value and the presentation in our condensed consolidated balance sheets (in thousands) of the 2017 Notes Conversion Derivative:

	Location on condensed consolidated balance sheet	March 26, 2017	December 25, 2016
2017 Notes Conversion Derivative	Accrued expenses and other current liabilities	$575	$164
The 2017 Notes Conversion Derivative is measured at fair value using Level 3 inputs. This instrument is not actively traded and is valued using an option pricing model that uses observable and unobservable market data for inputs.
Neither the 2017 Notes Conversion Derivative nor the 2017 Notes Hedges qualify for hedge accounting; thus, any change in the fair value of the derivatives is recognized immediately in our condensed consolidated statements of operations. The following table summarizes the net (loss) gain on changes in fair value (in thousands) related to the 2017 Notes Hedges and 2017 Notes Conversion Derivative:

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Three months ended
	March 26, 2017	March 27, 2016

2017 Notes Hedges	$—	$—
2017 Notes Conversion Derivative	(411)	6,894
Net (loss) gain on changes in fair value	$(411)	$6,894
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
The following assumptions were used in the fair market valuations of the 2017 Notes Conversion Derivative, 2020 Notes Conversion Derivative, 2020 Notes Hedge, 2021 Notes Conversion Derivative, and 2021 Notes Hedge as of March 26, 2017:

	2017 Notes Conversion Derivative	2020 Notes Conversion Derivative	2020 Notes Hedge	2021 Notes Conversion Derivative	2021 Notes Hedge
Stock Price Volatility (1)	33.13%	32.13%	32.13%	34.56%	34.56%
Credit Spread for Wright (2)	4.44%	2.25%	N/A	2.91%	N/A
Credit Spread for Deutsche Bank AG (3)	N/A	N/A	0.91%	N/A	N/A
Credit Spread for Wells Fargo Securities, LLC (3)	N/A	N/A	0.30%	N/A	N/A
Credit Spread for JPMorgan Chase Bank (3)	N/A	N/A	0.40%	N/A	0.57%
Credit Spread for Bank of America (3)	N/A	N/A	N/A	N/A	0.65%

(1)	Volatility selected based on historical and implied volatility of ordinary shares of Wright Medical Group N.V.

(2)	Credit spread implied from traded price.

(3)	Credit spread of each bank is estimated using CDS curves. Source: Bloomberg.
Derivatives not Designated as Hedging Instruments
We employ a derivative program using foreign currency forward contracts to mitigate the risk of currency fluctuations on our intercompany receivable and payable balances that are denominated in foreign currencies. These forward contracts are expected to offset the transactional gains and losses on the related intercompany balances. These forward contracts are not designated as hedging instruments under FASB ASC Topic 815. Accordingly, the changes in the fair value and the settlement of the contracts are recognized in the period incurred in the accompanying condensed consolidated statements of operations. At March 26, 2017 and December 25, 2016, we had $0.3 million and $0.4 million in foreign currency contracts outstanding, respectively.

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

As part of our acquisition of WG Healthcare on January 7, 2013, we may be obligated to pay contingent consideration upon the achievement of certain revenue milestones; therefore, we have recorded the estimated fair value of future contingent consideration of approximately $0.4 million as of March 26, 2017 and December 25, 2016.
As a result of the acquired sales and distribution business of Surgical Specialties Australia Pty. Ltd in 2015, we have recorded the estimated fair value of future contingent consideration of approximately $0.8 million and $1.7 million as of March 26, 2017 and December 25, 2016, respectively.
The fair value of the contingent consideration as of March 26, 2017 and December 25, 2016 was determined using a discounted cash flow model and probability adjusted estimates of the future earnings and is classified in Level 3. Changes in the fair value of contingent consideration are recorded in “Other income, net” in our condensed consolidated statements of operations.
On March 1, 2013, as part of our acquisition of BioMimetic Therapeutics, Inc. (BioMimetic), we issued Contingent Value Rights (CVRs) as part of the merger consideration. Each CVR entitles its holder to receive additional cash payments of up to $6.50 per share, which are payable upon receipt of FDA approval of AUGMENT® Bone Graft and upon achieving certain revenue milestones. On September 1, 2015, AUGMENT® Bone Graft received FDA approval and the first of the milestone payments associated with the CVRs was paid out at $3.50 per share, which totaled $98.1 million. The fair value of the CVRs outstanding at March 26, 2017 and December 25, 2016 was $43.2 million and $37.0 million, respectively, and was determined using the closing price of the security in the active market (Level 1). For the three months ended March 26, 2017 and March 27, 2016, the change in the value of the CVRs resulted in expense of $6.2 million and $5.3 million, respectively, which was recorded in “Other expense (income), net” in our condensed consolidated statements of operations. If, prior to March 1, 2019, sales of AUGMENT® Bone Graft reach $40 million over 12 consecutive months, cash payment would be required at $1.50 per share, or $42 million. Further, if, prior to March 1, 2019, sales of AUGMENT® Bone Graft reach $70 million over 12 consecutive months, an additional cash payment would be required at $1.50 per share, or $42 million. As of March 26, 2017, we have reflected $42 million of the CVR liability within "Accrued expenses and other current liabilities."
The carrying value of cash and cash equivalents, accounts receivable, and accounts payable approximates the fair value of these financial instruments at March 26, 2017 and December 25, 2016 due to their short maturities and variable rates.
The following tables summarizes the valuation of our financial instruments (in thousands):

	Total	Quoted prices in active markets (Level 1)	Prices with other observable inputs (Level 2)	Prices with unobservable inputs (Level 3)
At March 26, 2017
Assets
Cash and cash equivalents	$235,982	$235,982	$—	$—
Restricted cash	150,000	150,000	—	—
2020 Notes Hedges	150,211	—	—	150,211
2021 Notes Hedges	260,308	—	—	260,308
Total	$796,501	$385,982	$—	$410,519

Liabilities
2017 Notes Conversion Derivative	$575	$—	$—	$575
2020 Notes Conversion Derivative	150,070	—	—	150,070
2021 Notes Conversion Derivative	263,435	—	—	263,435
Contingent consideration	1,358	—	—	1,358
Contingent consideration (CVRs)	43,165	43,165	—	—
Total	$458,603	$43,165	$—	$415,438

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Total	Quoted prices in active markets (Level 1)	Prices with other observable inputs (Level 2)	Prices with unobservable inputs (Level 3)
At December 25, 2016
Assets
Cash and cash equivalents	$262,265	$262,265	$—	$—
Restricted cash	150,000	150,000	—	—
2020 Notes Hedges	77,232	—	—	77,232
2021 Notes Hedges	159,095	—	—	159,095
Total	$648,592	$412,265	$—	$236,327

Liabilities
2017 Notes Conversion Derivative	$164	$—	$—	$164
2020 Notes Conversion Derivative	77,758	—	—	77,758
2021 Notes Conversion Derivative	161,601	—	—	161,601
Contingent consideration	2,249	—	—	2,249
Contingent consideration (CVRs)	36,999	36,999	—	—
Total	$278,771	$36,999	$—	$241,772
The following is a roll forward of our assets and liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) (in thousands):

	Balance at December 25, 2016	Additions	Transfers into Level 3	Gain/(loss) included in earnings	Settlements	Currency	Balance at March 26, 2017

2017 Notes Conversion Derivative	$(164)	$—	$—	$(411)	$—	$—	$(575)
2020 Notes Hedges	77,232	—	—	72,979	—	—	150,211
2020 Notes Conversion Derivative	(77,758)	—	—	(72,312)	—	—	(150,070)
2021 Notes Hedges	159,095	—	—	101,213	—	—	260,308
2021 Notes Conversion Derivative	(161,601)	—	—	(101,834)	—	—	(263,435)
Contingent consideration	(2,249)	—	—	6	987	(102)	(1,358)
6. Property, Plant and Equipment
Property, plant and equipment, net consists of the following (in thousands):

	March 26, 2017	December 25, 2016
Property, plant and equipment, at cost	$378,528	$368,278
Less: Accumulated depreciation	(178,430)	(166,546)
	$200,098	$201,732

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

7. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill occurring during the three months ended March 26, 2017, are as follows (in thousands):

	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Total
Goodwill at December 25, 2016	$218,525	$558,669	$73,848	$851,042
Foreign currency translation	—	—	2,642	2,642
Goodwill at March 26, 2017	$218,525	$558,669	$76,490	$853,684
Goodwill is recognized for the excess of the purchase price over the fair value of net assets of businesses acquired. Goodwill is required to be tested for impairment at least annually. Unless circumstances otherwise dictate, the annual impairment test is performed in the fourth quarter annually.
The components of our identifiable intangible assets, net, are as follows (in thousands):

	March 26, 2017		December 25, 2016
	Cost	Accumulated amortization	Cost	Accumulated amortization
Indefinite life intangibles:
In-process research and development (IPRD) technology	$965		$938

Finite life intangibles:
Distribution channels	900	$445	900	$374
Completed technology	136,513	30,172	133,966	26,550
Licenses	4,868	1,220	4,868	1,115
Customer relationships	124,634	17,110	122,974	15,133
Trademarks	14,066	7,780	13,950	6,881
Non-compete agreements	11,450	8,637	11,810	7,833
Other	554	316	524	247
Total finite life intangibles	292,985	$65,680	288,992	$58,133

Total intangibles	293,950		289,930
Less: Accumulated amortization	(65,680)		(58,133)
Intangible assets, net	$228,270		$231,797
Based on the total finite life intangible assets held at March 26, 2017, we expect amortization expense of approximately $27.6 million in 2017, $22.6 million in 2018, $20.8 million in 2019, $20.1 million in 2020, and $20.0 million in 2021.

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

8. Debt and Capital Lease Obligations
Debt and capital lease obligations consist of the following (in thousands):

	March 26, 2017	December 25, 2016
Capital lease obligations	$15,682	$14,892

2021 Notes	285,448	280,811
2020 Notes	489,783	482,364
2017 Notes	1,993	1,971
Asset-based line of credit	17,424	30,000
Mortgages	2,486	2,544
Shareholder debt	1,759	1,773
	814,575	814,355
Less: Current portion	(21,697)	(33,948)
2021 Notes	(285,448)	—
	$507,430	$780,407
2021 Notes
On May 20, 2016, we issued $395 million aggregate principal amount of the 2021 Notes pursuant to an indenture (2021 Notes Indenture), dated as of May 20, 2016, between us and The Bank of New York Mellon Trust Company, N.A., as trustee. The 2021 Notes require interest to be paid at an annual rate of 2.25% semi-annually in arrears on each May 15 and November 15, and will mature on November 15, 2021 unless earlier converted or repurchased. The 2021 Notes are convertible, subject to certain conditions, solely into cash. The initial conversion rate for the 2021 Notes will be 46.8165 ordinary shares (subject to adjustment as provided in the 2021 Notes Indenture) per $1,000 principal amount of the 2021 Notes (subject to, and in accordance with, the settlement provisions of the 2021 Notes Indenture), which is equal to an initial conversion price of approximately $21.36 per ordinary share. We may not redeem the 2021 Notes prior to the maturity date, and no “sinking fund” is available for the 2021 Notes, which means that we are not required to redeem or retire the 2021 Notes periodically.
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
As of March 26, 2017, the closing price of our ordinary shares was greater than 130% of the 2021 Notes conversion price for 20 or more of the 30 consecutive trading days preceding the quarter-end; and, therefore, the holders of the 2021 Notes may convert the notes during the succeeding quarterly period. Due to the ability of the holders of the 2021 Notes to convert the notes during this

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

period, the carrying value of the 2021 Notes and the fair value of the 2021 Notes Conversion Derivative were classified as current liabilities, and the fair value of the 2021 Notes Hedges were classified as current assets as of March 26, 2017. The respective balances were classified as long-term as of December 25, 2016. We currently do not expect significant conversions because the 2021 Notes currently trade at a premium to the as-converted value, and a converting holder would forego future interest payments. However, any conversions would reduce our cash resources. We believe that, in the event that holders elect to exercise the conversion option, our cash resources and access to additional borrowings would provide the necessary liquidity.
The 2021 Notes Conversion Derivative requires bifurcation from the 2021 Notes in accordance with ASC Topic 815, Derivatives and Hedging, and is accounted for as a derivative liability. See Note 5 for additional information regarding the 2021 Notes Conversion Derivative. The fair value of the 2021 Notes Conversion Derivative at the time of issuance of the 2021 Notes was $117.2 million and was recorded as original debt discount for purposes of accounting for the debt component of the 2021 Notes. This discount is amortized as interest expense using the effective interest method over the term of the 2021 Notes. For the three months ended March 26, 2017, we recorded $4.4 million of interest expense related to the amortization of the debt discount based upon an effective rate of 9.72%.
The components of the 2021 Notes were as follows (in thousands):

	March 26, 2017	December 25, 2016
Principal amount of 2021 Notes	$395,000	$395,000
Unamortized debt discount	(103,077)	(107,441)
Unamortized debt issuance costs	(6,475)	(6,748)
Net carrying amount of 2021 Notes	$285,448	$280,811
The estimated fair value of the 2021 Notes was approximately $614.9 million at March 26, 2017, based on a quoted price in an active market (Level 1).
We entered into 2021 Notes Hedges in connection with the issuance of the 2021 Notes with two counterparties. The 2021 Notes Hedges, which are cash-settled, are generally intended to reduce our exposure to potential cash payments that we would be required to make if holders elect to convert the 2021 Notes at a time when our ordinary share price exceeds the conversion price. However, in connection with certain events, including, among others, (i) a merger or other make-whole fundamental change (as defined in the 2021 Notes Indenture); (ii) certain hedging disruption events, which may include changes in tax laws, an increase in the cost of borrowing our ordinary shares in the market or other material increases in the cost to the option counterparties of hedging the 2021 Note Hedges; (iii) our failure to perform certain obligations under the 2021 Notes Indenture or under the 2021 Notes Hedges; (iv) certain payment defaults on our existing indebtedness in excess of $25 million; or (v) if we or any of our significant subsidiaries become insolvent or otherwise becomes subject to bankruptcy proceedings, the option counterparties have the discretion to terminate the 2021 Notes Hedges, which may reduce the effectiveness of the 2021 Notes Hedges. In addition, the option counterparties have broad discretion to make certain adjustments to the 2021 Notes Hedges and warrant transactions upon the occurrence of certain other events, including, among others, (i) any adjustment to the conversion rate of the 2021 Notes; or (ii) upon the announcement of certain significant corporate events, including events that may give rise to a termination event as described above, such as the announcement of a third-party tender offer. Any such adjustment may also reduce the effectiveness of the 2021 Note Hedges. The aggregate cost of the 2021 Notes Hedges was $99.8 million and is accounted for as a derivative asset in accordance with ASC Topic 815. See Note 5 of the condensed consolidated financial statements for additional information regarding the 2021 Notes Hedges and the 2021 Notes Conversion Derivative.
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

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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
2020 Notes
On February 13, 2015, WMG issued $632.5 million aggregate principal amount of the 2020 Notes pursuant to an indenture (2020 Notes Indenture), dated as of February 13, 2015 between WMG and The Bank of New York Mellon Trust Company, N.A., as trustee. The 2020 Notes require interest to be paid semi-annually on each February 15 and August 15 at an annual rate of 2.00%, and mature on February 15, 2020 unless earlier converted or repurchased. The 2020 Notes were initially issued whereby they were convertible at the option of the holder, during certain periods and subject to certain conditions described below, solely into cash at an initial conversion rate of 32.3939 shares of WMG common stock per $1,000 principal amount of the 2020 Notes, subject to adjustment upon the occurrence of certain events, which represented an initial conversion price of approximately $30.87 per share of WMG common stock. On November 24, 2015, Wright Medical Group N.V. executed a supplemental indenture, fully and unconditionally guaranteeing, on a senior unsecured basis, WMG’s obligations relating to the 2020 Notes, changing the underlying reference securities from WMG common stock to Wright Medical Group N.V. ordinary shares and making a corresponding adjustment to the conversion price. From and after the effective time of the Wright/Tornier merger, (i) all calculations and other determinations with respect to the 2020 Notes previously based on references to WMG common stock are calculated or determined by reference to our ordinary shares, and (ii) the conversion rate (as defined in the 2020 Notes Indenture) for the 2020 Notes was adjusted to a conversion rate of 33.39487 ordinary shares (subject to adjustment as provided in the 2020 Notes Indenture) per $1,000 principal amount of the 2020 Notes, which represents a conversion price of approximately $29.94 per ordinary share (subject to, and in accordance with, the settlement provisions of the 2020 Notes Indenture). The 2020 Notes may not be redeemed by WMG prior to the maturity date, and no “sinking fund” is available for the 2020 Notes, which means that WMG is not required to redeem or retire the 2020 Notes periodically.
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

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The 2020 Notes Conversion Derivative requires bifurcation from the 2020 Notes in accordance with ASC Topic 815, Derivatives and Hedging, and is accounted for as a derivative liability. See Note 5 of the condensed consolidated financial statements for additional information regarding the 2020 Notes Conversion Derivative. The fair value of the 2020 Notes Conversion Derivative at the time of issuance of the 2020 Notes was $149.8 million and was recorded as original debt discount for purposes of accounting for the debt component of the 2020 Notes. This discount is amortized as interest expense using the effective interest method over the term of the 2020 Notes. For the three months ended March 26, 2017 and March 27, 2016, we recorded $6.6 million and $6.5 million, respectively, of interest expense related to the amortization of the debt discount based upon an effective rate of 8.54%.
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
The components of the 2020 Notes were as follows (in thousands):

	March 26, 2017	December 25, 2016
Principal amount of 2020 Notes	$587,500	$587,500
Unamortized debt discount	(87,133)	(93,749)
Unamortized debt issuance costs	(10,584)	(11,387)
Net carrying amount of 2020 Notes	$489,783	$482,364
The estimated fair value of the 2020 Notes was approximately $705.1 million at March 26, 2017, based on a quoted price in an active market (Level 1).
WMG entered into the 2020 Notes Hedges in connection with the issuance of the 2020 Notes with three option counterparties. See Note 5 of the condensed consolidated financial statements for additional information on the 2020 Notes Hedges. The 2020 Notes Hedges, which are cash-settled, are generally intended to reduce WMG's exposure to potential cash payments that WMG would be required to make if holders elect to convert the 2020 Notes at a time when our ordinary share price exceeds the conversion price. However, in connection with certain events, including, among others, (i) a merger or other make-whole fundamental change (as defined in the 2020 Notes indenture); (ii) certain hedging disruption events, which may include changes in tax laws, an increase in the cost of borrowing our ordinary shares in the market or other material increases in the cost to the option counterparties of hedging the 2020 Note Hedges; (iii) WMG's failure to perform certain obligations under the 2020 Notes Indenture or under the 2020 Notes Hedges; (iv) certain payment defaults on WMG's existing indebtedness in excess of $25 million; or (v) if WMG or any of its significant subsidiaries become insolvent or otherwise becomes subject to bankruptcy proceedings, the option counterparties have the discretion to terminate the 2020 Note Hedges at a value determined by them in a commercially reasonable manner and/or adjust the terms of the 2020 Note Hedges, which may reduce the effectiveness of the 2020 Note Hedges. In addition, the option counterparties have broad discretion to make certain adjustments to the 2020 Notes Hedges upon the occurrence of certain other events, including, among others, (i) any adjustment to the conversion rate of the 2020 Notes; or (ii) upon the announcement of certain significant corporate events, including events that may give rise to a termination event as described above, such as the announcement of a third-party tender offer. Any such adjustment may also reduce the effectiveness of the 2020 Note Hedges. The aggregate cost of the 2020 Notes Hedges was $144.8 million and is accounted for as a derivative asset in accordance with ASC Topic 815. See Note 5 of the condensed consolidated financial statements for additional information regarding the 2020 Notes Hedges and the 2020 Notes Conversion Derivative.
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

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

connection with certain events, these option counterparties have the discretion to make certain adjustments to warrant transactions, which may increase our obligations under the warrant transactions.
In addition, during the second quarter of 2016, we settled a portion of the 2020 Notes Hedges (receiving $3.9 million) and repurchased a portion of the warrants associated with the 2020 Notes (paying $3.3 million), generating net proceeds of approximately $0.6 million. Subsequent to this partial settlement, we had warrants which were exercisable for 19.6 million ordinary shares and the strike price of the warrants remained $38.8010 per ordinary share.
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
2017 Notes
On August 31, 2012, WMG issued $300 million aggregate principal amount of the 2017 Notes pursuant to an indenture (2017 Notes Indenture), dated as of August 31, 2012 between WMG and The Bank of New York Mellon Trust Company, N.A., as trustee. The 2017 Notes mature on August 15, 2017, and we pay interest on the 2017 Notes semi-annually on each February 15 and August 15 at an annual rate of 2.00%. WMG may not redeem the 2017 Notes prior to the maturity date, and no “sinking fund” is available for the 2017 Notes, which means that WMG is not required to redeem or retire the 2017 Notes periodically. The 2017 Notes are convertible at the option of the holder, during certain periods and subject to certain conditions as described below, solely into cash at an initial conversion rate of 39.3140 shares per $1,000 principal amount of the 2017 Notes, subject to adjustment upon the occurrence of specified events, which represents an initial conversion price of $25.44 per share. Holders could have converted their 2017 Notes at any time prior to February 15, 2017 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending December 31, 2012 (and only during such calendar quarter), if the last reported sale price of our ordinary shares for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter was greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our ordinary shares and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On or after February 15, 2017 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2017 Notes solely into cash, regardless of the foregoing circumstances. While we currently do not expect significant conversions because the 2017 Notes currently trade at a premium to the as-converted value, and a converting holder would forego future interest payments, any conversions would reduce our cash resources. Upon conversion, a holder will receive an amount in cash, per $1,000 principal amount of the 2017 Notes, equal to the settlement amount as calculated under the 2017 Notes Indenture. If we undergo a fundamental change, as defined in the 2017 Notes Indenture, subject to certain conditions, holders of the 2017 Notes will have the option to require WMG to repurchase for cash all or a portion of their 2017 Notes at a purchase price equal to 100% of the principal amount of the 2017 Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date, as defined in the 2017 Notes Indenture. In addition, following certain corporate transactions, WMG, under certain circumstances, will pay a cash make-whole premium by increasing the applicable conversion rate for a holder that elects to convert its 2017 Notes in connection with such corporate transaction. The 2017 Notes are senior unsecured obligations that rank: (i) senior in right of payment to any of WMG's indebtedness that is expressly subordinated in right of payment to the 2017 Notes; (ii) equal in right of payment to any of WMG's unsecured indebtedness that is not so subordinated; (iii) effectively junior in right of payment to any secured indebtedness to the extent of the value of the assets securing such indebtedness; and (iv) structurally junior to all indebtedness and other liabilities (including trade payables) of WMG's subsidiaries. As a result of the issuance of the 2017 Notes, we recognized deferred financing charges of approximately $8.8 million, which are being amortized over the term of the 2017 Notes using the effective interest method.
The 2017 Notes Conversion Derivative requires bifurcation from the 2017 Notes in accordance with ASC Topic 815, Derivatives and Hedging, and is accounted for as a derivative liability. See Note 5 of the condensed consolidated financial statements for

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

additional information regarding the 2017 Notes Conversion Derivative. The fair value of the 2017 Notes Conversion Derivative at the time of issuance of the 2017 Notes was $48.1 million and was recorded as original debt discount for purposes of accounting for the debt component of the 2017 Notes. This discount is amortized as interest expense using the effective interest method over the term of the 2017 Notes. For the three months ended March 27, 2016, we recorded $0.5 million of interest expense related to the amortization of the debt discount based upon an effective rate of 6.47%. The amount of interest expense related to the amortization of debt discount for the three months ended March 26, 2017 was insignificant.
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
The components of the 2017 Notes were as follows (in thousands):

	March 26, 2017	December 25, 2016
Principal amount of 2017 Notes	$2,026	$2,026
Unamortized debt discount	(28)	(47)
Unamortized debt issuance costs	(5)	(8)
Net carrying amount of 2017 Notes	$1,993	$1,971
The estimated fair value of the 2017 Notes was approximately $2.1 million at March 26, 2017, based on a quoted price in an active market (Level 1).
ABL Facility
On December 23, 2016, we, together with WMG and certain of our other wholly-owned U.S. subsidiaries (collectively, Borrowers), entered into a Credit, Security and Guaranty Agreement (ABL Credit Agreement) with Midcap Financial Trust, as administrative agent (Agent) and a lender and the additional lenders from time to time party thereto. The ABL Credit Agreement provides for a $150.0 million senior secured asset-based line of credit, subject to the satisfaction of a borrowing base requirement (ABL Facility). The ABL Facility may be increased by up to $100.0 million upon the Borrowers’ request, subject to the consent of the Agent and each of the other lenders providing such increase. All borrowings under the ABL Facility are subject to the satisfaction of customary conditions, including the absence of default, the accuracy of representations and warranties in all material respects and the delivery of an updated borrowing base certificate. As of March 26, 2017 and December 25, 2016, we had $17.4 million and $30.0 million, respectively, in borrowings outstanding under the ABL Facility. We have reflected this debt as a current liability on our condensed consolidated balance sheet as of March 26, 2017 and December 25, 2016, as required by US GAAP due to the weekly lockbox repayment/re-borrowing arrangement underlying the agreement, as well as the ability for the lenders to accelerate the repayment of the debt under certain circumstances as described below. As of March 26, 2017 and December 25, 2016, we had $2.4 million and $2.5 million, respectively, of unamortized debt issuance costs related to the ABL Facility. These amounts are included within "Other assets" on our condensed consolidated balance sheets and will be amortized over the five-year term of the ABL Facility as described below.
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

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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
There is no scheduled amortization under the ABL Facility and (subject to borrowing base requirements and applicable conditions to borrowing) the available revolving commitment may be borrowed, repaid and reborrowed without restriction. All outstanding loans under the ABL Facility will be due and payable in full on the date that is the earliest to occur of (x) December 23, 2021; (y) the date that is 91 days prior to the maturity date of the 2020 Notes or; (z) the date that is 91 days prior to the maturity date of the 2021 Notes, provided that, the springing maturity under clauses (y) and (z) are subject to the Borrowers’ ability to refinance, extend, renew or replace the 2020 Notes and/or the 2021 Notes, as applicable, in full pursuant to the terms of the ABL Credit Agreement. Any voluntary or mandatory permanent reduction or termination of the revolving commitments under the ABL Facility is subject to a prepayment premium applicable to such reduced or terminated amount equal to (i) 3.0% through December 23, 2017, (ii) 2.0% from December 24, 2017 through December 23, 2018 and (iii) 0.75% at any time thereafter.
The ABL Credit Agreement contains certain negative covenants that restrict our ability to take certain actions as specified in the ABL Credit Agreement and an affirmative covenant that we maintain net revenue at or above minimum levels and maintain liquidity in the United States at a level specified in the ABL Credit Agreement, subject to certain exceptions. All of the obligations under the ABL Facility are guaranteed jointly and severally by Wright Medical Group N.V. and each of the Borrowers on the terms set forth in the ABL Credit Agreement. Subject to certain exceptions set forth in the ABL Credit Agreement, amounts outstanding under the ABL Facility are secured by a senior first priority security interest in substantially all existing and after-acquired assets of Wright Medical Group N.V. and each Borrower. As of March 26, 2017, we were in compliance with all covenants under the ABL Credit Agreement.
Mortgages and Shareholder Debt
We have mortgages that had an outstanding balance of $2.5 million at March 26, 2017 and December 25, 2016. The majority of this debt is mortgages that were acquired as a result of the Wright/Tornier merger. These mortgages are secured by an office building in Montbonnot, France and bear fixed annual interest rates of 2.55%-4.9%.
The shareholder debt acquired was the result of a 2008 transaction where a 51%-owned and consolidated subsidiary of legacy Tornier borrowed $2.2 million from a then-current member of the legacy Tornier board of directors, who was also a 49% owner of the consolidated subsidiary. This loan was used to partially fund the purchase of real estate in Grenoble, France, to be used as a manufacturing facility. Interest on the debt is variable-based on the three-month Euro Libor rate plus 0.5% and has no stated term. The outstanding balance on this debt was $1.8 million as of March 26, 2017 and December 25, 2016.
9. Accumulated Other Comprehensive Income (AOCI)
Other comprehensive income (loss) (OCI) includes certain gains and losses that under US GAAP are included in comprehensive income (loss) but are excluded from net income (loss) as these amounts are initially recorded as an adjustment to shareholders’ equity. Amounts in OCI may be reclassified to net income (loss) upon the occurrence of certain events.
Our 2017 and 2016 OCI is comprised solely of foreign currency translation adjustments.

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Changes in AOCI for the three months ended March 26, 2017 and March 27, 2016 were as follows (in thousands):

Three months ended March 26, 2017
Currency translation adjustment
Balance at December 25, 2016	$(19,461)
Other comprehensive income	8,445
Balance at March 26, 2017	$(11,016)

Three months ended March 27, 2016
Currency translation adjustment
Balance at December 27, 2015	$(10,484)
Other comprehensive income	11,350
Balance at March 27, 2016	$866
10. Changes in Shareholders' Equity
The below table provides an analysis of changes in each balance sheet caption of shareholders’ equity for the three months ended March 26, 2017 and March 27, 2016 (in thousands, except share data):

	Three Months Ended March 26, 2017
	Ordinary shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholders' equity
	Number of shares	Amount
Balance at December 25, 2016	103,400,995	$3,815	$1,908,749	$(1,206,239)	$(19,461)	$686,864
2017 Activity:
Net loss	—	—	—	(58,699)	—	(58,699)
Foreign currency translation	—	—	—	—	8,445	8,445
Issuances of ordinary shares	730,984	23	14,625	—	—	14,648
Vesting of restricted stock units	1,165	—	—	—	—	—
Share-based compensation	—	—	3,958	—	—	3,958
Balance at March 26, 2017	104,133,144	$3,838	$1,927,332	$(1,264,938)	$(11,016)	$655,216

	Three Months Ended March 27, 2016
	Ordinary shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholders' equity
	Number of shares	Amount
Balance at December 27, 2015	102,672,678	$3,790	$1,835,586	$(773,866)	$(10,484)	$1,055,026
2016 Activity:
Net loss	—	—	—	(47,992)	—	(47,992)
Foreign currency translation	—	—	—	—	11,350	11,350
Issuances of ordinary shares	37,114	1	763	—	—	764
Vesting of restricted stock units	1,276	—	—	—	—	—
Share-based compensation	—	—	3,247	—	—	3,247
Balance at March 27, 2016	102,711,068	$3,791	$1,839,596	$(821,858)	$866	$1,022,395

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

11. Capital Stock and Earnings Per Share
We are authorized to issue up to 320 million ordinary shares, each share with a par value of three Euro cents (€0.03). We had 104.1 million and 103.4 million ordinary shares issued and outstanding as of March 26, 2017 and December 25, 2016, respectively.
FASB ASC Topic 260, Earnings Per Share, requires the presentation of basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted-average number of ordinary shares outstanding during the period. Diluted earnings per share is calculated to include any dilutive effect of our ordinary share equivalents. For the three months ended March 26, 2017 and March 27, 2016, our ordinary share equivalents consisted of stock options, restricted stock units, and warrants. The dilutive effect of the stock options, restricted stock units, and warrants is calculated using the treasury-stock method.
We had outstanding options to purchase 9.6 million ordinary shares and 1.3 million restricted stock units at March 26, 2017 and options to purchase 9.8 million ordinary shares and 1.1 million restricted stock units at March 27, 2016. We had outstanding net-share settled warrants on the 2020 Notes of 19.6 million and 21.1 million ordinary shares at March 26, 2017 and March 27, 2016, respectively. We also had net-share settled warrants on the 2021 Notes of 18.5 million ordinary shares at March 26, 2017.
None of the options, restricted stock units, or warrants were included in diluted earnings per share for the three months ended March 26, 2017 or March 27, 2016 because we recorded a net loss for all periods; and therefore, including these instruments would be anti-dilutive.
The weighted-average number of ordinary shares outstanding for basic and diluted earnings per share purposes is as follows (in thousands):

	Three months ended
	March 26, 2017	March 27, 2016
Weighted-average number of ordinary shares outstanding-basic and diluted	103,663	102,704
12. Commitments and Contingencies
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
Patent Litigation
In June 2013, Anglefix, LLC filed suit in the United States District Court for the Western District of Tennessee, alleging that our ORTHOLOC® products infringe Anglefix’s asserted patent. On April 14, 2014, we filed a request for Inter Partes Review (IPR)

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

with the U.S. Patent and Trademark Office. In October 2014, the Court stayed the case pending outcome of the IPR. On June 30, 2015, the Patent Office Board entered judgment in our favor as to all patent claims at issue in the IPR. Following the conclusion of the IPR, the District Court lifted the stay, and we have been continuing with our defense as to remaining patent claims asserted by Anglefix. On June 27, 2016, the Court granted in part our motion for summary judgment on Anglefix’s lack of standing and gave Anglefix 30 days to join the University of North Carolina (UNC) as a co-plaintiff in the lawsuit. On July 25, 2016, Anglefix filed a motion asking the Court to accept a waiver of claims by UNC as a substitute for joining UNC as a co-plaintiff in the lawsuit. The Court denied Anglefix’s motion, but granted leave for additional time to properly join UNC as co-plaintiff. Anglefix moved to add UNC as co-plaintiff on September 15, 2016. We opposed the motion and, on November 15, 2016, the Court allowed the motion, and subsequently directed Anglefix and UNC to file an amended complaint by January 18, 2017. On February 1, 2017, we filed a motion to dismiss the amended complaint filed by Anglefix and UNC. The Court has not yet acted on that motion. We have filed motions for summary judgment of non-infringement and invalidity of the remaining patent claims asserted by Anglefix and a motion to exclude testimony by Anglefix’s technical expert. Anglefix has filed a motion for summary judgment of infringement of certain of the remaining asserted patent claims. The Court heard oral argument on those motions on January 31, 2017.
On September 23, 2014, Spineology filed a patent infringement lawsuit, Case No. 0:14-cv-03767, in the U.S. District Court in Minnesota, alleging that our X-REAM® bone reamer infringes U.S. Patent No. RE42,757 entitled “EXPANDABLE REAMER.”  In January 2015, on the deadline for service of its complaint, Spineology dismissed its complaint without prejudice and filed a new, identical complaint. We filed an answer to the new complaint with the Court on April 27, 2015. The Court conducted a Markman hearing on March 23, 2016. Mediation was held on August 11, 2016, but no agreement could be reached. The Court issued a Markman decision on August 30, 2016, in which it found all asserted product claims invalid as indefinite under applicable patent laws and construed several additional claim terms. The parties have completed fact and expert discovery with respect to the remaining asserted method claims. We have filed a motion for summary judgment of non-infringement of the remaining asserted patent claims and motions to exclude testimony from Spineology’s technical and damages experts. Spineology has filed a motion for summary judgment of infringement. The Court has indicated that it will decide those motions based on the parties’ written submissions.
On September 13, 2016, we filed a civil action, Case No. 2:16-cv-02737-JPM, against Spineology in the U.S. District Court for the Western District of Tennessee alleging breach of contract, breach of implied warranty against infringement, and seeking a judicial declaration of indemnification from Spineology for patent infringement claims brought against us stemming from our sale and/or use of certain expandable reamers purchased from Spineology. Spineology filed a motion to dismiss on October 17, 2016, but withdrew the motion on November 28, 2016. On December 7, 2016, Spineology filed an answer to our complaint and counterclaims, including counterclaims relating to a 2004 non-disclosure agreement between Spineology and WMT. On December 28, 2016, we filed a motion to dismiss the counterclaims relating to that 2004 agreement. On January 4, 2017, Spineology filed a motion for summary judgment on certain claims set forth in our complaint. We have opposed that motion. On January 27, 2017, we filed a motion for summary judgment on certain issues pertaining to our indemnification claims. Spineology has opposed that motion.
On March 1, 2016, Musculoskeletal Transplant Foundation (MTF) filed suit against Solana and WMT in the United States District Court for the District of New Jersey alleging that the TenFUSE PIP product infringes U.S. Patent No. 6,432,436 entitled “Partially Demineralized Cortical Bone Constructs.” On May 25, 2016, we agreed to waive service of MTF’s complaint. Following a series of court-ordered extensions of time, we filed our answer to MTF’s complaint and counterclaims on December 5, 2016. In the first quarter of 2017, we entered into a settlement agreement with MTF to settle the litigation for an immaterial amount. As a result, the litigation has been dismissed with prejudice.
In August 2016, we received a letter from KFx Medical Corporation (KFx) alleging that a legacy Tornier product (the Piton Suture Anchor) infringes one of KFx’s patents when used in knotless double row tissue fixation techniques. On April 6, 2017, we filed a declaratory judgment action in the United States District Court for the District of Delaware, Case No. 1:17-cv-00384, seeking declaratory judgment of non-infringement and invalidity of United States Patent Nos. 7,585,311; 8,100,942; and 8,109,969. On April 20, 2017, KFx filed an answer and counterclaim alleging we indirectly infringe, and induce infringement of, these patents.
Product Liability
We have received claims for personal injury against us associated with fractures of our PROFEMUR® long titanium modular neck product (PROFEMUR® Claims). As of March 26, 2017 there were 25 pending U.S. lawsuits and 57 pending non-U.S. lawsuits alleging such claims. The overall fracture rate for the product is low and the fractures appear, at least in part, to relate to patient demographics. Beginning in 2009, we began offering a cobalt-chrome version of our PROFEMUR® modular neck, which has greater strength characteristics than the alternative titanium version. Historically, we have reflected our liability for these claims as part of our standard product liability accruals on a case-by-case basis. However, during the quarter ended September 30, 2011,

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

as a result of an increase in the number and monetary amount of these claims, management estimated our liability to patients in the United States and Canada who have previously required a revision following a fracture of a PROFEMUR® long titanium modular neck, or who may require a revision in the future. Management has estimated that this aggregate liability ranges from approximately $22.4 million to $26.2 million. Any claims associated with this product outside of the United States and Canada, or for any other products, will be managed as part of our standard product liability accrual methodology on a case-by-case basis.
Due to the uncertainty within our aggregate range of loss resulting from the estimation of the number of claims and related monetary payments, we have recorded a liability of $22.4 million, which represents the low-end of our estimated aggregate range of loss. We have classified $12.9 million of this liability as current in “Accrued expenses and other current liabilities,” as we expect to pay such claims within the next twelve months, and $9.5 million as non-current in “Other liabilities” on our consolidated balance sheet. We expect to pay the majority of these claims within the next three years.
We are aware that MicroPort has recalled certain sizes of its cobalt chrome modular neck products as a result of alleged fractures. As of March 26, 2017, there were four pending U.S. lawsuits and six pending non-U.S. lawsuits against us alleging personal injury resulting from the fracture of a cobalt chrome modular neck. These claims will be managed as part of our standard product liability accrual methodology on a case-by-case basis.
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
As of March 26, 2017, there were approximately 1,250 lawsuits pending in the MDL and JCCP, and an additional 50 cases pending in various state courts. As of that date, we have also entered into approximately 1,000 so called "tolling agreements" with potential claimants who have not yet filed suit. The number of lawsuits pending in the MDL and JCCP and tolling agreements disclosed above includes the claims that have been resolved pursuant to the Master Settlement Agreement discussed below. Based on presently available information, we believe at least 350 of these lawsuits allege claims involving bilateral implants. As of March 26, 2017, there were also approximately 50 non-U.S. lawsuits pending. We believe we have data that supports the efficacy and safety of our metal-on-metal hip products.
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

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The first bellwether trial in the MDL commenced on November 9, 2015 in Atlanta, Georgia. On November 24, 2015, the jury returned a verdict in favor of the plaintiff and awarded the plaintiff $1 million in compensatory damages and $10 million in punitive damages. We believe there were significant trial irregularities and vigorously contested the trial result. On December 28, 2015, we filed a post-trial motion for judgment as a matter of law or, in the alternative, for a new trial or a reduction of damages awarded. On April 5, 2016, the trial judge issued an order reducing the punitive damage award from $10 million to $1.1 million, but otherwise denied our motion. On May 4, 2016, we filed a notice of appeal with the United States Court of Appeals for the Eleventh Circuit. The United States Court of Appeals for the Eleventh Circuit heard oral arguments on January 26, 2017 and on March 20, 2017, the Eleventh Circuit Court of Appeals upheld the lower court’s verdict. On April 10, 2017, we filed a petition for rehearing en banc or for panel rehearing. We have maintained our accrual for this verdict in the amount of $2.1 million within “Accrued expenses and other current liabilities.”
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
The MSA includes a 95% opt-in requirement, meaning the MSA could have been terminated by WMT prior to any settlement disbursement if claimants holding greater than 5% of eligible claims in the Final Settlement Pool elected to “opt-out” of the settlement. WMT has confirmed that of the 1,292 eligible claims, 1,279 opted to participate in the settlement and 13 opted out, resulting in a final opt-in percentage of approximately 99%, well in excess of the required 95% threshold. On March 2, 2017, WMT agreed to replace the 13 opt-out claims with 13 additional claims that would have been eligible to participate in the MSA but for the 1,292 claim limit, bringing the total MSA settlement to the maximum limit of $240 million to settle 1,292 claims. Due to apparent demand from additional claimants excluded from settlement because of the 1,292 claim ceiling, but otherwise eligible for participation, WMT has agreed in principle to settle an additional 53 such claims, on terms substantially identical to the MSA settlement terms, for a maximum additional settlement amount of $9.4 million.
WMT has escrowed $150 million to secure its obligations under the MSA. As additional security, Wright Medical Group N.V.,

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

the indirect parent company of WMT, agreed to guarantee WMT’s obligations under the MSA.
The MSA (which reference includes the supplemental settlements described above) was entered into solely as a compromise of the disputed claims being settled and is not evidence that any claim has merit nor is it an admission of wrongdoing or liability by WMT. WMT will continue to vigorously defend metal-on-metal hip claims not settled pursuant to the MSA. As of March 26, 2017, we estimate there were approximately 750 outstanding metal-on-metal hip revision claims that would not be included in the MSA settlement, including approximately 250 claims with an implant duration of more than eight years, approximately 300 claims subject to possible statute of limitations preclusion, approximately 50 claims pending in U.S courts other than the MDL and JCCP, approximately 50 claims pending in non-U.S. courts, and approximately 100 claims (inclusive of the 53 claims referred to above) that would be eligible for inclusion in the settlement but for the participation limitations contained in the MSA. We also estimate that there were approximately 650 outstanding metal-on-metal hip non-revision claims as of March 26, 2017. These non-revision cases are excluded from the MSA. The parties continue to mediate the unresolved claims.
As of March 26, 2017, our accrual for metal-on-metal claims totaled $267.1 million, of which $253.2 million is included in our condensed consolidated balance sheet within “Accrued expenses and other current liabilities” and $13.9 million is included within “Other liabilities.”  Our accrual is based on (i) case by case accruals for specific cases where facts and circumstances warrant, including the $2.1 million accrual associated with the MDL bellwether verdict, and (ii) the implied settlement values for eligible claims under the MSA. We are unable to reasonably estimate the high-end of a possible range of loss for claims which elected to opt-out of the MSA settlement. Claims we can confirm would meet MSA eligibility criteria but are excluded from settlement due to the $240 million maximum settlement cap, or because they are state cases not part of the MDL or JCCP, have been accrued as though included in the settlement. Due to the general uncertainties surrounding all metal-on metal claims as noted above, as well as insufficient information about individual claims, we are presently unable to reasonably estimate a range of loss for revision claims that (i) do not meet MSA eligibility criteria, or (ii) are future claims; hence we have not accrued for these claims at the present time. However, we believe the high-end of a possible range of loss for existing revision claims that do not meet MSA eligibility criteria will not, on an average per case basis, exceed the average per case accrual we have taken for revision claims we can confirm do meet MSA eligibility criteria. Future claims will be evaluated for accrual on a case by case basis using the accrual methodologies described above (which could change if future facts and circumstances warrant).
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
In June 2014, St. Paul Surplus Lines Insurance Company (Travelers), which was an excess carrier in our coverage towers across multiple policy years, filed a declaratory judgment action in Tennessee state court naming us and certain of our other insurance carriers as defendants and asking the court to rule on the rights and responsibilities of the parties with regard to the CONSERVE® Claims. Among other things, Travelers appeared to dispute our contention that the CONSERVE® Claims arise out of more than a single occurrence thereby triggering multiple policy periods of coverage.  Travelers further sought a determination as to the applicable policy period triggered by the alleged single occurrence.  We filed a separate lawsuit in state court in California for declaratory judgment against certain carriers and breach of contract against the primary carrier, and moved to dismiss or stay the Tennessee action on a number of grounds, including that California is the most appropriate jurisdiction. During the third quarter of 2014, the California Court granted Travelers' motion to stay our California action. On April 29, 2016, we filed a dispositive motion seeking partial judgment in our favor in the Tennessee action. That motion is pending and is scheduled for oral argument on June 23, 2017, after the parties complete discovery regarding certain issues relating to the pending motion. On June 10, 2016, Travelers withdrew its motion for summary judgment in the Tennessee action. One of the other insurance companies in the Tennessee action has stated that it will re-file a similar motion in the future.
On October 28, 2016, WMT and Wright Medical Group, Inc. (Wright Entities), entered into a Settlement Agreement, Indemnity and Hold Harmless Agreement and Policy Buyback Agreement (Insurance Settlement Agreement) with a subgroup of three insurance carriers, namely Columbia Casualty Company, Travelers and AXIS Surplus Lines Insurance Company (collectively, the Three Settling Insurers), pursuant to which the Three Settling Insurers paid WMT an aggregate of $60 million (in addition to $10 million previously paid by Columbia) in a lump sum. This amount is in full satisfaction of all potential liability of the Three Settling Insurers relating to metal-on-metal hip and similar metal ion release claims, including but not limited to all claims in the MDL and the JCCP, and all claims asserted by WMT against the Three Settling Insurers in the Tennessee action described above.

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

On December 13, 2016, we filed a motion in the Tennessee action described above to include allegations of bad faith against the primary insurance carrier.  The motion was subsequently amended on February 8, 2017 to add similar bad faith claims against the remaining excess carriers.  On April 13, 2017, the court denied our motion, without prejudice to our right to re-assert the motion at a later time. As part of the settlement, the Three Settling Insurers bought back from WMT their policies in the five policy years beginning with the August 15, 2007- August 15, 2008 policy year (Repurchased Policy Years). Consequently, the Wright Entities have no further coverage from the Three Settling Insurers for any present or future claims falling in the Repurchased Policy Years, or any other period in which a released claim is asserted. Additionally, the Insurance Settlement Agreement contains a so-called most favored nation provision which could require us to refund a pro rata portion of the settlement amount if we voluntarily enter into a settlement with the remaining carriers in the Repurchased Policy Years on certain terms more favorable than analogous terms in the Insurance Settlement Agreement. The Tennessee action will continue as to the remaining defendant insurers other than the Three Settling Insurers. The amount due to the Wright Entities under the Insurance Settlement Agreement was paid in the fourth quarter of 2016 and the Three Settling Insurers have been dismissed from the Tennessee action.
Management has recorded an insurance receivable of $8.7 million for the probable recovery of spending from the remaining carriers (other than the Three Settling Carriers) in excess of our retention for a single occurrence. As of March 26, 2017, we have received $71.7 million of insurance proceeds, and our insurance carriers have paid a total of $4.6 million directly to claimants in connection with various settlements, which represents amounts undisputed by the carriers. Our acceptance of these proceeds was not a waiver of any other claim we may have against the insurance carriers. However, the amount we ultimately receive will depend on the outcome of our dispute with the remaining carriers (other than the Three Settling Carriers) concerning the number of policy years available. We believe our contracts with the insurance carriers are enforceable for these claims; and, therefore, we believe it is probable we will receive additional recoveries from the remaining carriers. Settlement discussions with the remaining insurance carriers continue.
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
13. Restricted Cash
During the fourth quarter of 2016, WMT deposited $150.0 million into a restricted escrow account to secure its obligations under the MSA that WMT entered into in connection with the metal-on-metal hip litigation, as described in Note 12 to the condensed consolidated financial statements. All individual settlements under the MSA will be funded first from the escrow account and then, if all funds held in the escrow account have been exhausted, directly by WMT. The claims administrator has not provided a funding request to WMT as of the date of the filing of this report. Funding requests may be submitted on the 15th and last day of each month, beginning March 31, 2017. Within 30 days of each funding request, unless WMT in good faith objects to the accuracy of any payment request, WMT will instruct the escrow agent to transfer funds from the restricted escrow account to a master account designated by plaintiffs’ counsel, who will then arrange for disbursements of individual settlement amounts. As of March 26, 2017, $150.0 million was in the restricted escrow account, and therefore, considered restricted cash under US GAAP. See Note 12 to the condensed consolidated financial statements for further discussion regarding the MSA and the metal-on-metal hip litigation.

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within our condensed consolidated balance sheets that sum to the totals of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	March 26, 2017	December 25, 2016
Cash and cash equivalents	$235,982	$262,265
Restricted cash	150,000	150,000
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$385,982	$412,265
14. Segment Information
Our management, including our Chief Executive Officer, who is our chief operating decision maker, manages our operations as three operating business segments: U.S. Lower Extremities & Biologics, U.S. Upper Extremities, and International Extremities & Biologics. We determined that each of these operating segments represented a reportable segment. Our Chief Executive Officer reviews financial information at the operating segment level to allocate resources and to assess the operating results and performance of each segment.
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
Selected financial information related to our segments is presented below for the three months ended March 26, 2017 and March 27, 2016 (in thousands):

	Three months ended March 26, 2017
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Corporate [1]	Total
Net sales from external customers	$74,993	$57,161	$45,037	$—	$177,191
Depreciation expense	3,195	2,415	2,531	5,305	13,446
Amortization expense	—	—	—	7,397	7,397
Segment operating income (loss)	$20,825	$17,486	$2,319	$(47,256)	$(6,626)
Other:
Transaction and transition expenses					2,972
Operating loss					(9,598)
Interest expense, net					18,195
Other expense, net					7,975
Loss before income taxes					$(35,768)

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Three months ended March 27, 2016
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Corporate [1]	Total
Net sales from external customers	$73,260	$51,284	$44,747	$—	$169,291
Depreciation expense	2,815	2,548	2,820	4,667	12,850
Amortization expense	—	—	—	6,457	6,457
Segment operating income (loss)	$20,865	$17,286	$1,577	$(49,360)	$(9,632)
Other:
Inventory step-up amortization					10,229
Transaction and transition expenses					10,833
Operating loss					(30,694)
Interest expense, net					11,854
Other income, net					(1,068)
Loss before income taxes					$(41,480)

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
Net sales by geographic region are as follows (in thousands):

	Three months ended
Net sales by geographic region:	March 26, 2017	March 27, 2016
United States	$132,154	$124,544
EMEA	30,211	31,155
Other	14,826	13,592
Total	$177,191	$169,291
Assets in the U.S. Upper Extremities, U.S. Lower Extremities & Biologics, and International Extremities & Biologics segments are those assets used exclusively in the operations of each business segment or allocated when used jointly. Assets in the Corporate category are principally cash and cash equivalents, derivative assets, property, plant and equipment associated with our corporate headquarters, assets associated with discontinued operations, product liability insurance receivables, and assets associated with income taxes. Total assets by business segment as of March 26, 2017 and December 25, 2016 are as follows (in thousands):

	March 26, 2017
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Corporate	Total
Total assets	$465,371	$847,317	$275,696	$839,633	$2,428,017

	December 25, 2016
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Corporate	Total
Total assets	$491,531	$845,102	$264,680	$689,273	$2,290,586

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition for the three months ended March 26, 2017. This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements, our Annual Report on Form 10-K for the year ended December 25, 2016, which includes additional information about our critical accounting policies and practices and risk factors, and "Special Note Regarding Forward-Looking Statements."
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
On October 21, 2016, pursuant to a binding offer letter dated as of July 8, 2016, we, Corin Orthopaedics Holdings Limited (Corin), and certain other entities related to us entered into a business sale agreement and simultaneously completed and closed the sale of our Large Joints business. The financial results of our Large Joints business, including costs associated with corporate employees and infrastructure transferred as a part of the sale and services we are providing Corin under a transitional services agreement and supply agreement, are reflected within discontinued operations for all periods presented, unless otherwise noted. Further, all assets and associated liabilities transferred to Corin were classified as assets and liabilities held for sale in our consolidated balance sheets for the periods prior to the divestiture.
On January 9, 2014, legacy Wright completed the sale of its hip and knee (OrthoRecon) business to MicroPort Scientific Corporation (MicroPort). The financial results of the OrthoRecon business are reflected within discontinued operations for all periods presented, unless otherwise noted.
All current and historical operating results for the Large Joints and OrthoRecon businesses are reflected within discontinued operations in the condensed consolidated financial statements.
Other than the discontinued operations discussed above, unless otherwise stated, all discussion of assets and liabilities in the notes to the condensed consolidated financial statements and in this section reflects the assets and liabilities held and used in our continuing operations, and all discussion of revenues and expenses reflects those associated with our continuing operations.
References in this section to "we," "our" and "us" refer to Wright Medical Group N.V. and its subsidiaries after the Wright/Tornier merger and Wright Medical Group, Inc. and its subsidiaries before the merger. Our fiscal year runs from the first Monday after the last Sunday of December of a year and ends on the last Sunday of December of the following year. Our first quarter of operations for 2017 and 2016 ended on March 26 and March 27, respectively, and each period included thirteen weeks of operations.
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
We promote our products in over 50 countries with principal markets in the United States, Europe, Asia, Canada, Australia, and Latin America. Our products are sold primarily through a network of employee and independent sales representatives in the United

States and by a combination of employee sales representatives, independent sales representatives, and stocking distributors outside the United States.
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
Our principal upper extremities products include the AEQUALIS ASCEND® and SIMPLICITI® total shoulder replacement systems, the AEQUALIS® REVERSED II™ reversed shoulder system, and the AEQUALIS ASCEND® FLEX™ convertible shoulder system. SIMPLICITI® is the first minimally invasive, ultra-short stem total shoulder available in the United States. In December 2016, we received FDA 510(k) clearance of our AEQUALIS® PERFORM™ REVERSED Glenoid System, our first reverse augmented glenoid, and we commercially launched it during the first quarter of 2017. We began a staged rollout of our BluePrint 3D Planning software in the first quarter of 2017.
Our principal lower extremities products include the INBONE® and INFINITY® Total Ankle Replacement Systems. We expect to commercially launch our most recent total ankle replacement product, the INVISION™ Total Ankle Revision System, in the third quarter of 2017. We also plan to launch line extensions for our SALVATION Limb Salvage System in the second half of 2017 and introduce the ORTHOLOC 3Di Ankle Fracture System in the fourth quarter of 2017.
Our biologic products include AUGMENT® Bone Graft, which is based on recombinant human platelet-derived growth factor (rhPDGF-BB), a synthetic copy of one of the body’s principal healing agents. FDA approval of AUGMENT® Bone Graft in the United States for ankle and/or hindfoot fusion indications occurred during the third quarter of 2015, and we continue to roll out this product and work through Value Analysis Committee approvals. We are currently pursuing FDA approval of AUGMENT® Injectable Bone Graft with a Pre-Market Application (PMA) Panel Track Supplement. This does not necessarily result in a panel meeting, but it affords the FDA additional time to review the submission beyond 180 days.
Significant Quarterly Business Developments. During the first quarter of 2017, we selectively expanded our U.S. sales force by adding additional direct quota-carrying representatives, primarily weighted towards the lower extremities business. Of these new direct quota-carrying representatives, most of them were current associate sales representatives that moved up to be quota-carrying representatives.
During 2017, we intend to transfer our U.S. upper extremities inventory into a hub network. We believe this will enable us to have more control and visibility over the performance of our field inventory and instrument sets, resulting in an increase in our set turns and a reduction in our field inventory days on hand and improve sales representative productivity. We made progress on this key initiative during first quarter of 2017 and as of the end of first quarter of 2017, we have moved approximately half of the upper extremities direct sales districts into the hubs. We also made progress during first quarter of 2017 on our key initiative to reduce the amount of inventory delivered for surgery.
Financial Highlights. Net sales increased 4.7% totaling $177.2 million in the first quarter of 2017, compared to $169.3 million in the first quarter of 2016, driven primarily by 6.1% growth in our U.S. net sales.
Our U.S. net sales increased $7.6 million, or 6.1%, in the first quarter of 2017 as compared to the first quarter of 2016, driven primarily by the continued success of the SIMPLICITI® shoulder system, our AUGMENT® Bone Graft product, and our INFINITY® total ankle replacement system.
Our international net sales increased $0.3 million, or 0.6%, in the first quarter of 2017 as compared to the first quarter of 2016, as 4% growth in our direct markets was mostly offset by a $1.6 million unfavorable impact from foreign currency exchange rates.
In the first quarter of 2017, our net loss from continuing operations totaled $36.7 million, compared to a net loss from continuing operations of $40.2 million for the first quarter of 2016. This decrease in net loss from continuing operations was primarily driven by the following:

•	$9.0 million, net of taxes, decrease in non-cash amortization of inventory step-up fair value adjustment associated with the Wright/Tornier merger;

•	$7.9 million decrease in transaction and transition expenses; and

•	improved profitability due to manufacturing efficiencies and leverage of fixed corporate spending.
The favorable changes in net loss from continuing operations were partially offset by:

•	$9.0 million increase in other expenses, primarily driven by changes in fair value adjustments associated with derivative assets and liabilities and the CVRs issued in the BioMimetic acquisition; and

•
$6.3 million of incremental interest expense, primarily due to cash interest associated with the 2021 Notes that were issued in the second quarter of 2016 and borrowings under our asset-based line of credit facility (ABL Facility) established in the fourth quarter of 2016.

As described in more detail under “Liquidity and Capital Resources,” due to the closing price of our ordinary shares during first quarter of 2017 and the terms of our 2021 Notes, the $285 million carrying value of the 2021 Notes and the $260 million fair value of the 2021 Notes Conversion Derivatives were classified as current liabilities on our condensed consolidated balance sheet as of March 26, 2017 and the $263 million fair value of the 2021 Notes Hedges was classified as current assets as of March 26, 2017. The respective balances were classified as long-term as of December 25, 2016.
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
We are highly focused on ensuring that no business momentum is lost as we continue to integrate legacy Wright and legacy Tornier. Since the merger, we have completed the integration of our global sales force, co-located and consolidated into one enterprise resource planning (ERP) system in three of our top five international markets and completed a substantial number of other integration activities, while incurring more cost synergies earlier and less sales dis-synergies than we originally anticipated. Although we recognize that we will continue to have revenue dis-synergies during the remaining integration period, we believe we have an excellent opportunity to improve efficiency and leverage fixed costs in our business going forward and capture cost synergies. We also believe we have significant opportunity at the same time to advance certain balance sheet initiatives, such as improving our inventory, instrument set utilization, and days sales outstanding (DSO).
While our ultimate financial goal is to achieve sustained profitability, we anticipate continuing operating losses until we are able to grow our sales to a sufficient level to support our cost structure, including the inherent infrastructure costs of our industry. In the short term, we remain keenly focused on our revenue and cash initiatives.
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

Results of Operations
Comparison of the three months ended March 26, 2017 to the three months ended March 27, 2016
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

	Three months ended
	March 26, 2017		March 27, 2016
	Amount	% of net sales	Amount	% of net sales
Net sales	$177,191	100.0%	$169,291	100.0%
Cost of sales [1,2]	37,126	21.0%	46,666	27.6%
Gross profit	140,065	79.0%	122,625	72.4%
Operating expenses:
Selling, general and administrative [1]	129,834	73.3%	134,746	79.6%
Research and development [1]	12,432	7.0%	12,116	7.2%
Amortization of intangible assets	7,397	4.2%	6,457	3.8%
Total operating expenses	149,663	84.5%	153,319	90.6%
Operating loss	(9,598)	(5.4)%	(30,694)	(18.1)%
Interest expense, net	18,195	10.3%	11,854	7.0%
Other expense (income), net	7,975	4.5%	(1,068)	(0.6)%
Loss from continuing operations before income taxes	(35,768)	(20.2)%	(41,480)	(24.5)%
Provision (benefit) for income taxes	939	0.5%	(1,287)	(0.8)%
Net loss from continuing operations	$(36,707)	(20.7)%	$(40,193)	(23.7)%
Loss from discontinued operations, net of tax	(21,992)		(7,799)
Net loss	$(58,699)		$(47,992)
__________________________

[1]	These line items include the following amounts of non-cash, share-based compensation expense for the periods indicated:

	Three months ended
	March 26, 2017	% of net sales	March 27, 2016	% of net sales
Cost of sales	$119	0.1%	$133	0.1%
Selling, general and administrative	3,656	2.1%	3,050	1.8%
Research and development	179	0.1%	134	0.1%

[2]	Cost of sales includes amortization of inventory step-up adjustment of $10.2 million for the three months ended March 27, 2016.

The following tables set forth our net sales by product line for the U.S. and International for the periods indicated (in thousands) and the percentage of year-over-year change:

	Three months ended
	March 26, 2017	March 27, 2016	% change
U.S.
Lower extremities	$55,461	$55,278	0.3%
Upper extremities	55,958	50,001	11.9%
Biologics	18,634	17,128	8.8%
Sports med & other	2,101	2,137	(1.7)%
Total U.S.	$132,154	$124,544	6.1%

International
Lower extremities	$13,642	$15,542	(12.2)%
Upper extremities	22,422	20,975	6.9%
Biologics	5,171	4,198	23.2%
Sports med & other	3,802	4,032	(5.7)%
Total International	$45,037	$44,747	0.6%

Total net sales	$177,191	$169,291	4.7%
Net sales
U.S. Sales. U.S. net sales totaled $132.2 million in the first quarter of 2017, a 6.1% increase from $124.5 million in the first quarter of 2016, primarily due to continued growth in our U.S. upper extremities business. U.S. sales represented approximately 74.6% of total net sales in the first quarter of 2017, compared to 73.6% of total net sales in the first quarter of 2016.
Our U.S. lower extremities net sales increased to $55.5 million in the first quarter of 2017 from $55.3 million in the first quarter of 2016, representing growth of 0.3%, driven by continued growth in legacy Wright's lower extremities business. This growth was driven by 17.7% net sales growth in our total ankle replacement products, as well as sales from the recent launch of our SALVATION® limb salvage system for treating Charcot foot and limb salvage cases, mostly offset by anticipated continued declines in sales of legacy Tornier foot and ankle systems due to merger-related sales dis-synergies and distraction caused by the addition of new direct quota-carrying representatives.
Our U.S. upper extremities net sales increased to $56.0 million in the first quarter of 2017 from $50.0 million in the first quarter of 2016, representing growth of 11.9%. This growth was driven by our innovative shoulder product portfolio, including continued success of the SIMPLICITI® shoulder system.
Our U.S. biologics net sales totaled $18.6 million in the first quarter of 2017, representing an 8.8% increase over the first quarter of 2016, driven primarily by sales of AUGMENT® Bone Graft, which was commercially launched in the fourth quarter of 2015, partially offset by declines in our other biologic products.
International Sales. Net sales in our international regions totaled $45.0 million in the first quarter of 2017, a 0.6% increase from $44.7 million in the first quarter of 2016. This growth included a $1.6 million unfavorable impact from foreign currency exchange rates (a 3 percentage point unfavorable impact to international sales growth rate).
Our international lower extremities net sales decreased 12.2% to $13.6 million in the first quarter of 2017 from $15.5 million in the first quarter of 2016. This decrease was driven primarily by lower sales volumes to stocking distributors due to timing of stocking orders. In addition, sales in our direct markets were relatively flat due to merger-related dis-synergies encountered later in 2016. Additionally, this decrease was partially due to a $0.6 million unfavorable impact from foreign currency exchange rates (a 4 percentage point unfavorable impact to international lower extremities sales growth rate).
Our international upper extremities net sales increased 6.9% to $22.4 million in the first quarter of 2017 from $21.0 million in the first quarter of 2016, driven primarily by increases in our major direct markets, partially offset by a $0.7 million unfavorable impact from foreign currency exchange rates (a 3 percentage point unfavorable impact to international upper extremities sales growth rate).

Our international biologics net sales increased 23.2% to $5.2 million in the first quarter of 2017 from $4.2 million in the first quarter of 2016. This increase was attributable to growth in both direct and stocking distributor markets, and was partially offset by a $0.1 million unfavorable impact from foreign currency exchange rates (a 1 percentage point unfavorable impact to international biologics sales growth rate).
Cost of sales
Our cost of sales totaled $37.1 million, or 21.0% of net sales, in the first quarter of 2017, compared to $46.7 million, or 27.6% of net sales, in the first quarter of 2016, representing a decrease of 6.6 percentage points as a percentage of net sales. This decrease was primarily driven by $10.2 million (6.0% of net sales) of inventory step-up amortization in the first quarter of 2016 associated with inventory acquired from the Wright/Tornier merger. The remaining decrease in cost of sales as a percentage of net sales was driven by manufacturing efficiencies as compared to the prior year period.
Selling, general and administrative
Our selling, general and administrative expenses totaled $129.8 million, or 73.3% of net sales, in the first quarter of 2017, compared to $134.7 million, or 79.6% of net sales, in the first quarter of 2016. Selling, general and administrative expense for the first quarter of 2017 and 2016 included $2.3 million (1.3% of net sales) and $10.6 million (6.2% of net sales), respectively, of transition and transaction costs primarily associated with the Wright/Tornier merger. The remaining decrease as a percentage of net sales was primarily driven by leverage of relatively flat general and administrative expenses over increased net sales.
Our selling, general and administrative expenses are expected to decrease as a percentage of sales in 2017, through a combination of continued cost synergies and expense leverage as sales are expected to continue to increase at a higher rate than expenses. Additionally, we anticipate that transition costs associated with the Wright/Tornier merger will decrease significantly in absolute dollars in 2017 compared to 2016.
Research and development
Our research and development expense totaled $12.4 million in the first quarter of 2017 compared to $12.1 million in the first quarter of 2016. Research and development costs remained constant at approximately 7% of net sales.
Our research and development expenses are estimated to range from 7% to 8% as a percentage of net sales in 2017.
Amortization of intangible assets
Charges associated with amortization of intangible assets totaled $7.4 million in the first quarter of 2017, compared to $6.5 million in the first quarter of 2016. This increase was driven by amortization of intangible assets related to agreements signed after the first quarter of 2016 and related to in-process research and development technology projects for PerFORM+ and PerFORM Reverse that received FDA clearance after the first quarter of 2016. Upon receipt of FDA clearance, the intangible assets associated with these projects were assigned useful lives, reclassified to completed technology, and amortized accordingly. Based on intangible assets held at March 26, 2017, we expect amortization expense to be approximately $27.6 million for the full year of 2017, $22.6 million in 2018, $20.8 million in 2019, $20.1 million in 2020, and $20.0 million in 2021.
Interest expense, net
Interest expense, net, totaled $18.2 million in the first quarter of 2017 and $11.9 million in the first quarter of 2016. Increased interest expense was driven by the increase in debt outstanding following the issuance of the 2021 Notes in the second quarter of 2016 and borrowings under our ABL Facility established in the fourth quarter of 2016. Our interest expense in the first quarter of 2017 related primarily to non-cash interest expense associated with the amortization of the discount on the 2021 Notes and 2020 Notes of $4.4 million and $6.6 million, respectively; amortization of deferred financing charges on the 2021 Notes, 2020 Notes, 2017 Notes, and our ABL Facility totaling $1.2 million; and cash interest expense primarily associated with the coupon on the 2021 Notes, 2020 Notes, and 2017 Notes, and our ABL Facility totaling $5.8 million. Our interest expense in the first quarter of 2016 related primarily to non-cash interest expense associated with the amortization of the discount on the 2020 Notes and 2017 Notes of $6.5 million and $0.5 million, respectively, non-cash interest expense associated with the amortization of deferred financing charges on the 2020 Notes and 2017 Notes totaling $0.9 million, and cash interest expense primarily associated with the coupon on the 2020 Notes and 2017 Notes totaling $3.5 million.
Our interest expense, net, is anticipated to be higher in 2017 than 2016, due to the mid-year 2016 issuance of the 2021 Notes and the debt outstanding under the ABL Facility entered into in December 2016.
Other expense (income), net
Other expense, net totaled $8.0 million in the first quarter of 2017, compared to $1.1 million of other income, net in the first quarter of 2016.
In the first quarter of 2017, other expense, net, primarily consisted of:

•	an unrealized loss of $6.2 million for the mark-to-market adjustment on CVRs issued in connection with the BioMimetic acquisition,

•	a $0.4 million charge for the net mark-to-market adjustments on our derivative assets and liabilities, and

•	$0.4 million of unused line fees and other customary fees related to our ABL Facility.
In the first quarter of 2016, other income, net primarily consisted of:

•	an unrealized loss of $5.3 million for the mark-to-market adjustment on CVRs issued in connection with the BioMimetic acquisition, and

•	a $6.6 million gain for the net mark-to-market adjustments on our derivative assets and liabilities.
Provision/(benefit) for income taxes
We recorded a tax provision of $0.9 million in the first quarter of 2017, compared to a tax benefit of $1.3 million in the first quarter of 2016. Our relatively low effective tax rate in both periods was primarily related to the valuation allowance on our U.S. net deferred tax assets, resulting in the inability to recognize a tax benefit for pre-tax losses in the U.S.
Loss from discontinued operations, net of tax
Loss from discontinued operations, net of tax, consists primarily of the costs associated with legal defense, income/loss associated with product liability insurance recoveries/denials, and changes to any contingent liabilities associated with the OrthoRecon business that was sold to MicroPort and, to a lesser degree, fees and costs to support transition activities associated with the Large Joints business that was sold to Corin. During the first quarter of 2017, we recognized a $10.4 million charge for certain retained metal-on-metal product liability claims associated with the OrthoRecon business (see Note 12 to our condensed consolidated financial statements for further discussion). See Note 3 to our condensed consolidated financial statements for further discussion of our discontinued operations.
Reportable segments
The following tables set forth, for the periods indicated, net sales and operating income (loss) of our reportable segments expressed as dollar amounts (in thousands) and as a percentage of net sales:

	Three months ended March 26, 2017
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics
Net sales	$74,993	$57,161	$45,037
Operating income	$20,825	$17,486	$2,319
Operating income as a percent of net sales	27.8%	30.6%	5.1%

	Three months ended March 27, 2016
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics
Net sales	$73,260	$51,284	$44,747
Operating income	$20,865	$17,286	$1,577
Operating income as a percent of net sales	28.5%	33.7%	3.5%
Net sales of our U.S. lower extremities and biologics segment increased $1.7 million in the first quarter of 2017 over the first quarter of 2016. This increase was driven by continued growth in legacy Wright's lower extremities business and sales of AUGMENT® Bone Graft, which was commercially launched in the fourth quarter of 2015. Operating income of our U.S. lower extremities and biologics segment remained relatively flat for the three months ended March 26, 2017, compared to the three months ended March 27, 2016.
Net sales of our U.S. upper extremities segment increased $5.9 million in the first quarter of 2017 over the first quarter of 2016. Operating income of our U.S. upper extremities segment increased $0.2 million for the three months ended March 26, 2017, compared to the three months ended March 27, 2016. These increases were driven by our innovative shoulder product portfolio, including continued success of the SIMPLICITI® shoulder system. Operating income of our U.S. upper extremities segment remained relatively flat for the three months ended March 26, 2017, compared to the three months ended March 27, 2016.

Net sales of our International extremities and biologics segment increased $0.3 million in the first quarter of 2017 over the first quarter of 2016. Operating income of our International extremities and biologics segment increased $0.7 million for the three months ended March 26, 2017, compared to the three months ended March 27, 2016, primarily driven by the realization of expense synergies.
Liquidity and Capital Resources
The following table sets forth, for the periods indicated, certain liquidity measures (in thousands):

	March 26, 2017	December 25, 2016
Cash and cash equivalents	$235,982	$262,265
Restricted cash	150,000	150,000
Working capital [1]	(54,593)	285,107

[1]
As of March 26, 2017, the closing price of our ordinary shares was greater than 130% of the 2021 Notes conversion price for 20 or more of the 30 consecutive trading days preceding the quarter-end, and, therefore, the holders of the 2021 Notes may convert the notes during the calendar quarter ending June 30, 2017. Due to the ability of the holders of the 2021 Notes to convert the notes during this period, the $285 million carrying value of the 2021 Notes and the $260 million fair value of the 2021 Notes Conversion Derivatives were classified as current liabilities and the $263 million fair value of the 2021 Notes Hedges was classified as current assets as of March 26, 2017. The respective balances were all classified as long-term as of December 25, 2016. We currently do not expect significant conversions because the 2021 Notes currently trade at a premium to the as-converted value, and a converting holder would forego future interest payments. However, any conversions would reduce our cash resources. We believe that, in the event that holders elect to exercise the conversion option, our cash resources and access to additional borrowings would provide the necessary liquidity.

Operating Activities. Cash used in operating activities totaled $14.5 million and $9.8 million in the first three months of 2017 and 2016, respectively. The increase in cash used in operating activities in the first three months of 2017 compared to the first three months of 2016 was due primarily to changes in working capital.
Investing Activities. Our capital expenditures totaled $12.1 million and $9.1 million in the first three months of 2017 and 2016, respectively. Historically, our capital expenditures have consisted principally of surgical instrumentation, purchased manufacturing equipment, research and testing equipment, and computer systems. We expect to incur capital expenditures of approximately $50 million in 2017.
Financing Activities. During the first three months of 2017, cash provided by financing activities totaled $0.4 million, compared to $1.1 million in the first three months of 2016. Cash provided by financing activities in the first three months of 2017 was primarily attributable to $14.6 million cash received from the issuance of ordinary shares in connection with option exercises, offset by $12.8 million of net payments due to timing of the weekly lockbox repayment/re-borrowing arrangement underlying the ABL Facility. During the first three months of 2016, cash provided by financing was due to insignificant cash received in conjunction with our issuance of ordinary shares and proceeds from debt.
Repatriation. We provide for tax liabilities in our condensed consolidated financial statements with respect to amounts that we expect to repatriate from subsidiaries (to the extent the repatriation would be subject to tax); however, no tax liabilities are recorded for amounts that we consider to be permanently reinvested. Our current plans do not foresee a need to repatriate funds that are designated as permanently reinvested in order to fund our operations or meet currently anticipated liquidity and capital investment needs.
Discontinued Operations. Cash flows from discontinued operations are combined with cash flows from continuing operations in the condensed consolidated statements of cash flows. Cash flows from discontinued operations include those related to both the Large Joints and OrthoRecon businesses.
During the first three months of 2017 and 2016, cash used in the former OrthoRecon business was approximately $10.5 million and $9.0 million, respectively, for legal defense costs and settlement of product liability claims. Cash used in operating activities from the Large Joints business totaled $1.1 million for the three months ended March 26, 2017. Cash provided by operating activities from the Large Joints business totaled $2.6 million for the three months ended March 27, 2016.
We do not expect that the future cash outflows from discontinued operations, including the payment of retained liabilities of the OrthoRecon business, will have an impact on our ability to meet contractual cash obligations and fund our working capital requirements, operations, and anticipated capital expenditures.
Contractual Cash Obligations. There have been no material changes to our contractual cash obligations and commercial commitments as disclosed in in "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of

Operations-Liquidity and Capital Resources-Contractual Cash Obligations " of our Annual Report on Form 10-K for the year ended December 25, 2016, except for the reclassification of the 2021 Notes from long-term to current.
As of March 26, 2017, the closing price of our ordinary shares was greater than 130% of the 2021 Notes conversion price for 20 or more of the 30 consecutive trading days preceding the quarter-end; and, therefore, the holders of the 2021 Notes may convert the notes during the succeeding quarterly period. Due to the ability of the holders of the 2021 Notes to convert the notes during this period, the carrying value of the 2021 Notes and the fair value of the 2021 Notes Conversion Derivative were classified as current liabilities, and the fair value of the 2021 Notes Hedges were classified as current assets as of March 26, 2017. The respective balances were classified as long-term as of December 25, 2016. We currently do not expect significant conversions because the 2021 Notes currently trade at a premium to the as-converted value, and a converting holder would forego future interest payments. However, any conversions would reduce our cash resources. We believe that, in the event that holders elect to exercise the conversion option, our cash resources and access to additional borrowings would provide the necessary liquidity.
Other Liquidity Information. We have historically funded our cash needs through various equity and debt issuances, more recently borrowings under our ABL Facility, and through cash flow from operations.
On December 23, 2016, we, together with WMG and certain of our other wholly-owned U.S. subsidiaries, entered into a Credit, Security and Guaranty Agreement (ABL Credit Agreement) with Midcap Financial Trust, as administrative agent (Agent) and a lender and the additional lenders from time to time party thereto. The ABL Credit Agreement provides for a $150 million senior secured asset-based line of credit, subject to the satisfaction of a borrowing base requirement (ABL Facility). The ABL Facility may be increased by up to $100 million upon our request, subject to the consent of the Agent and each of the other lenders providing such increase and the satisfaction of customary conditions. We are required to maintain net revenue at or above specified minimum levels, to maintain liquidity in the United States above a specified level and to comply with other covenants under the ABL Credit Agreement. We are in compliance with all covenants as of March 26, 2017. As of March 26, 2017, we had $17.4 million in borrowings outstanding under the ABL Facility and $132.6 million in unused availability under the ABL Facility.
On November 1, 2016, Wright Medical Technology, Inc. (WMT) entered into a Master Settlement Agreement (MSA) with Court-appointed attorneys representing plaintiffs in the metal-on-metal hip replacement product liability litigation pending before the United States District Court for the Northern District of Georgia (the MDL) and the California State Judicial Counsel Coordinated Proceedings (the JCCP). Under the terms of the MSA, the parties agreed to settle 1,292 specifically identified claims associated with CONSERVE®, DYNASTY® and LINEAGE® products that meet the eligibility requirements of the MSA and are either pending in the MDL or JCCP, or subject to court-approved tolling agreements in the MDL or JCCP, for a settlement amount of $240 million. As of March 26, 2017, our accrual for metal-on-metal claims totaled $267.1 million, of which $253.2 million is included in our condensed consolidated balance sheet within “Accrued expenses and other current liabilities” and $13.9 million is included within “Other liabilities.”  As of December 25, 2016, our accrual for metal-on-metal claims totaled $256.7 million, of which $242.8 million is included in our condensed consolidated balance sheet within “Accrued expenses and other current liabilities” and $13.9 million is included within “Other liabilities.” See Note 12 to our condensed consolidated financial statements for additional discussion regarding the MSA and our accrual methodologies for the metal-on-metal hip replacement product liability claims.
During the fourth quarter of 2016, WMT deposited $150 million into a restricted escrow account to secure its obligations under the MSA. All individual settlements under the MSA will be funded first from the escrow account and then, if all funds held in the escrow account have been exhausted, directly by WMT. As of both December 25, 2016 and March 26, 2017, $150 million was in the restricted escrow account, and therefore, considered restricted cash under U.S. GAAP. See Note 12 and Note 13 to our condensed consolidated financial statements for further discussion regarding the MSA, the metal-on-metal hip litigation and the funding for such claims.
In May 2016, we issued $395 million aggregate principal amount of the 2021 Notes, which, after consideration of the exchange of approximately $54 million principal amount of the 2017 Notes and $45 million principal amount of the 2020 Notes, generated net proceeds of approximately $237.5 million. In connection with the offering of the 2021 Notes, we entered into convertible note hedging transactions with two counterparties. We also entered into warrant transactions in which we sold stock warrants for an aggregate of 18.5 million ordinary shares to these two counterparties. We used approximately $45 million of the net proceeds from the offering to pay the cost of the convertible note hedging transactions (after such cost was partially offset by the proceeds we received from the sale of the warrants). As of March 26, 2017, the closing price of our ordinary shares was greater than 130% of the 2021 Notes conversion price for 20 or more of the 30 consecutive trading days preceding the quarter-end, and, therefore, the holders of the 2021 Notes may convert the notes during the calendar quarter ending June 30, 2017. Due to the ability of the holders of the 2021 Notes to convert the notes during this period, the $285 million carrying value of the 2021 Notes and the $260 million fair value of the 2021 Notes Conversion Derivatives were classified as current liabilities and the $263 million fair value of the 2021 Notes Hedges was classified as current assets as of March 26, 2017. The respective balances were all classified as long-term as of December 25, 2016. We currently do not expect significant conversions because the 2021 Notes currently trade at a premium to the as-converted value, and a converting holder would forego future interest payments. However, any conversions would reduce our cash resources.

Although it is difficult for us to predict our future liquidity requirements, we believe that our cash, cash equivalents and restricted cash balance of approximately $386.0 million, together with $132.6 million in availability under the ABL Facility, as of March 26, 2017 will be sufficient for at least the next 12 months to fund our working capital requirements and operations, permit anticipated capital expenditures during the remainder of 2017, pay retained metal-on-metal product and other liabilities of the OrthoRecon business, including without limitation amounts under the MSA, fund contingent considerations including without limitation the up to $42 million CVR milestone payment, and meet our anticipated contractual cash obligations in 2017. We may face liquidity challenges during the next few years in light of anticipated significant contingent liabilities and financial obligations and commitments, including among others, acquisition-related contingent consideration payments, payments related to our outstanding indebtedness, and costs and payments related to pending litigation.
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
In-Process Research and Development. In connection with the BioMimetic acquisition, we acquired in-process research and development (IPRD) technology related to projects that had not yet reached technological feasibility as of the acquisition date, which included AUGMENT® Injectable Bone Graft. The acquisition-date fair value of the IPRD technology was $27.1 million for AUGMENT® Injectable Bone Graft. The fair value of the IPRD technology was reduced to $0 as of December 31, 2014, which reflected the impairment charges recognized in 2013 after receipt of the not approvable letter from the FDA in response to a pre-market approval (PMA) application for AUGMENT® Bone Graft for use as an alternative to autograft in hindfoot and ankle fusion procedures.
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
The current IPRD projects we acquired in our BioMimetic acquisition and the Wright/Tornier merger are as follows:

•
AUGMENT® Injectable Bone Graft (Augment Injectable) combines rhPDGF-BB with an injectable bone matrix, and is targeted to be used in either open (surgical) treatment of fusions and fractures or closed (non-surgical) or minimally invasive treatment of fractures. AUGMENT® Injectable can be injected into a fusion or fracture site during an open surgical procedure, or it can be injected through the skin into a fracture site, in either case locally delivering rhPDGF-BB to promote fusion or fracture repair. Our initial clinical development program for AUGMENT® Injectable has focused on securing regulatory approval for open indications in the United States and in several markets outside the United States. We currently estimate it could take one to three years to complete this project. We have incurred expenses of approximately $5.2 million for AUGMENT® Injectable since the date of acquisition and $0.3 million in the three months ended March 26, 2017. We are currently pursuing approval with a PMA Panel Track Supplement. This does not necessarily result in a panel meeting, but it affords the FDA additional time to review the submission beyond 180 days.

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

Critical Accounting Policies and Estimates
Information on judgments related to our most critical accounting policies and estimates is discussed in "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates" of our Annual Report on Form 10-K for the year ended December 25, 2016 filed with the SEC on February 23, 2017. Certain of our more critical accounting estimates require the application of significant judgment by management in selecting the appropriate assumptions in determining the estimate. By their nature, these judgments are subject to an inherent degree of uncertainty. We develop these judgments based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers, and information available from other outside sources, as appropriate. Actual results may differ from these judgments under different assumptions or conditions. Different, reasonable estimates could have been used for the current period. Additionally, changes in accounting estimates are reasonably likely to occur from period to period. Both of these factors could have a material impact on the presentation of our financial condition, changes in financial condition or results of operations.
There have been no material changes to our critical accounting policies and estimates discussed in "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates" of our Annual Report on Form 10-K for the year ended December 25, 2016.
Recent Accounting Pronouncements
Information regarding recent accounting pronouncements is included in Note 2 to our condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk
Our exposure to interest rate risk arises principally from variable interest rates applicable to borrowings under our ABL Facility and the interest rates associated with our invested cash balances.
Borrowings under our ABL Facility bear interest at variable rates. The interest rate margin applicable to borrowings under the ABL Facility is, at the option of the Borrowers, equal to either (a) 3.25% for base rate loans or (b) 4.25% for LIBOR rate loans, subject to a 0.75% LIBOR floor. As of March 26, 2017, we had $17.4 million of borrowings under our ABL Facility. Based upon this debt level, and the LIBOR floor on our interest rate, a 100 basis point increase in the annual interest rate on such borrowings would have an immaterial impact on our interest expense on an annual basis.
On March 26, 2017, we had invested cash, cash equivalents, and restricted cash of approximately $386.0 million. We believe that a 10 basis point change in interest rates is reasonably possible in the near term. Based on our current level of investment, an increase or decrease of 10 basis points in interest rates would have an annual impact of approximately $0.4 million to our interest income.
As of March 26, 2017, we had outstanding $2.0 million, $587.5 million, and $395 million principal amount of our 2017 Notes, 2020 Notes, and 2021 Notes, respectively. We carry these instruments at face value less unamortized discount on our condensed consolidated balance sheets. Since these instruments bear interest at a fixed rate, we have no financial statement risk associated with changes in interest rates. However, the fair value of these instruments fluctuates when interest rates change, and when the market price of our ordinary shares fluctuates. We do not carry the 2017 Notes, 2020 Notes, and 2021 Notes at fair value, but present the fair value of the principal amount of our 2017 Notes, 2020 Notes, and 2021 Notes for disclosure purposes.
Equity Price Risk
The 2017 Notes include conversion and settlement provisions that are based on the price of our ordinary shares and prior to the Wright/Tornier merger, WMG common stock, at conversion or at maturity of the notes. On February 13, 2015, WMG issued $632.5 million of the 2020 Notes, which generated net proceeds of approximately $613 million. Approximately $292 million of the net proceeds from the 2020 Notes offering were used to repurchase approximately $240 million aggregate principal amount of the 2017 Notes in privately negotiated transactions. In addition, all of the 2017 Notes Hedges were settled and all of the warrants associated with the 2017 Notes were repurchased, generating net proceeds of approximately $10 million. On May 20, 2016, we issued $395 million aggregate principal amount of the 2021 Notes. Concurrently with the issuance and sale of the 2021 Notes, certain holders of $54.4 million aggregate principal amount of the 2017 Notes exchanged their 2017 Notes for the 2021 Notes. Approximately $3.7 million of the net proceeds from the 2021 Notes offering were subsequently used to repurchase approximately $3.6 million aggregate principal amount of the 2017 Notes in privately negotiated transactions. As of March 26, 2017, we had approximately $2.0 million in outstanding debt under the 2017 Notes. The following table shows the amount of cash that we would be required to provide holders of the 2017 Notes upon maturity assuming various closing prices of our ordinary shares at the date of maturity:

Share price		Cash payment in excess of principal (in thousands)
$27.98	(10% greater than conversion price)	$203
$30.52	(20% greater than conversion price)	$405
$33.07	(30% greater than conversion price)	$608
$35.61	(40% greater than conversion price)	$811
$38.15	(50% greater than conversion price)	$1,013
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

(in thousands)
	Fair value of security given a 10% decrease in share price	Fair value of security as of March 26, 2017	Fair value of security given a 10% increase in share price
2017 Notes Conversion Derivative (Liability)	$360	$575	$813
The holders of the 2021 Notes may convert their 2021 Notes into cash upon the satisfaction of certain circumstances as described in Note 8. The conversion and settlement provisions of the 2020 Notes are based on the price of our ordinary shares at conversion or at maturity of the notes. In addition, the hedges and warrants associated with these convertible notes also include settlement provisions that are based on the price of our ordinary shares. The amount of cash we may be required to pay, or the number of shares we may be required to provide to note holders at conversion or maturity of these notes, is determined by the price of our ordinary shares. The amount of cash that we may receive from hedge counterparties in connection with the related hedges and the number of shares that we may be required to provide warrant counterparties in connection with the related warrants are also determined by the price of our ordinary shares.
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

(in thousands)
	Fair value of security given a 10% decrease in share price	Fair value of security as of March 26, 2017	Fair value of security given a 10% increase in share price
2020 Notes Hedges (Asset)	$112,321	$150,211	$192,087
2020 Notes Conversion Derivative (Liability)	$109,543	$150,070	$195,130
The holders of the 2021 Notes may convert their 2021 Notes into cash upon the satisfaction of certain circumstances as described in Note 8. As of March 26, 2017, the closing price of our ordinary shares was greater than 130% of the 2021 Notes conversion price for 20 or more of the 30 consecutive trading days preceding the quarter-end; and, therefore, the holders of the 2021 Notes may convert the notes during the succeeding quarterly period. Due to the ability of the holders of the 2021 Notes to convert the notes during this period, the carrying value of the 2021 Notes and the fair value of the 2021 Notes Conversion Derivative were classified as current liabilities, and the fair value of the 2021 Notes Hedges were classified as current assets as of March 26, 2017. The respective balances were classified as long-term as of December 25, 2016. We currently do not expect significant conversions because the 2021 Notes currently trade at a premium to the as-converted value, and a converting holder would forego future interest payments. However, any conversions would reduce our cash resources.
The conversion and settlement provisions of the 2021 Notes are based on the price of our ordinary shares at conversion or at maturity of the notes. In addition, the hedges and warrants associated with these convertible notes also include settlement provisions that are based on the price of our ordinary shares. The amount of cash we may be required to pay, or the number of shares we may be required to provide to note holders at conversion or maturity of these notes, is determined by the price of our ordinary shares. The amount of cash that we may receive from hedge counterparties in connection with the related hedges and the number of shares that we may be required to provide warrant counterparties in connection with the related warrants are also determined by the price of our ordinary shares.
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

(in thousands)
	Fair value of security given a 10% decrease in share price	Fair value of security as of March 26, 2017	Fair value of security given a 10% increase in share price
2021 Notes Hedges (Asset)	$214,189	$260,308	$308,254
2021 Notes Conversion Derivative (Liability)	$210,213	$263,435	$318,206
Foreign Currency Exchange Rate Fluctuations
Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our financial results. Approximately 25.4% and 26.4% of our net sales were from international sales for the three months ended March 26, 2017 and March 27, 2016, respectively. We expect that foreign sales will continue to represent a similarly significant percentage of our net sales in the future. Cost of sales related to these sales are primarily denominated in U.S. dollars; however, operating costs related to these sales are largely denominated in the same respective currencies, thereby partially limiting our transaction risk exposure. For sales not denominated in U.S. dollars, an increase in the rate at which a foreign currency is exchanged for U.S. dollars will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases, if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and our competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our prices not being competitive in a market where business is transacted in the local currency.
As discussed in Note 5 to the condensed consolidated financial statements, we enter into certain short-term derivative financial instruments in the form of foreign currency forward contracts. These forward contracts are designed to mitigate our exposure to currency fluctuations in our intercompany balances denominated currently in Euros, British pounds, and Canadian dollars. Any change in the fair value of these forward contracts as a result of a fluctuation in a currency exchange rate is expected to be offset by a change in the value of the intercompany balance.

ITEM 4. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding disclosure.  The Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), with assistance from other members of management, have reviewed the design and effectiveness of our disclosure controls and procedures as of March 26, 2017 and, based on their evaluation, have concluded that our disclosure controls and procedures were not effective as of such date, due to the material weakness in our internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the fiscal year ended December 25, 2016.
Internal Control Over Financial Reporting
As disclosed in “Part II. Item 9A. Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended December 25, 2016, during the fourth quarter of fiscal 2016, we identified a material weakness in our internal control over financial reporting related to ineffective design and operation of general information technology controls related to user access to certain information technology systems that are relevant to our financial reporting processes and that are intended to ensure that access to financial applications and data is adequately restricted to appropriate personnel and monitored to ensure adherence to Company policies. As of March 26, 2017, management is continuing to implement the remediation plan as disclosed in “Part II. Item 9A. Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended December 25, 2016, which is described below.
Management believes that our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with US GAAP. Our CEO and CFO have certified that, based on such officer’s knowledge, the condensed consolidated financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended March 26, 2017, that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting, other than the changes made in response to the material weakness as described in more detail below.
Remediation Plan
Management is continuing to implement the remediation plan as disclosed in “Part II. Item 9A. Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended December 25, 2016, to ensure that control deficiencies contributing to the material weakness are remediated such that these controls will operate effectively.
We believe that these actions, and the improvements we expect to achieve as a result, will effectively remediate the material weakness. However, the material weakness in our internal control over financial reporting will not be considered remediated until the remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed later in fiscal 2017.
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
Patent Litigation
On June 11, 2013, Anglefix, LLC filed suit in the United States District Court for the Western District of Tennessee, alleging that our ORTHOLOC® products infringe Anglefix’s asserted patent. The lawsuit seeks monetary damages, costs and attorneys' fees. On April 14, 2014, we filed a request for Inter Partes Review (IPR) with the U.S. Patent and Trademark Office. In October 2014, the Court stayed the case pending outcome of the IPR. On June 30, 2015, the Patent Office Board entered judgment in our favor as to all patent claims at issue in the IPR. Following the conclusion of the IPR, the District Court lifted the stay, and we have been continuing with our defense as to remaining patent claims asserted by Anglefix. On June 27, 2016, the Court granted in part our motion for summary judgment on Anglefix’s lack of standing and gave Anglefix 30 days to join the University of North Carolina (UNC) as a co-plaintiff in the lawsuit. On July 25, 2016, Anglefix filed a motion asking the Court to accept a waiver of claims by UNC as a substitute for joining UNC as a co-plaintiff in the lawsuit. The Court denied Anglefix’s motion, but granted leave for additional time to properly join UNC as co-plaintiff. Anglefix moved to add UNC as co-plaintiff on September 15, 2016. We opposed the motion and, on November 15, 2016, the Court allowed the motion, and subsequently directed Anglefix and UNC to file an amended complaint by January 18, 2017. On February 1, 2017, we filed a motion to dismiss the amended complaint filed by Anglefix and UNC. The Court has not yet acted on that motion. We have filed motions for summary judgment of non-infringement and invalidity of the remaining patent claims asserted by Anglefix and a motion to exclude testimony by Anglefix’s technical expert. Anglefix has filed a motion for summary judgment of infringement of certain of the remaining asserted patent claims. The Court heard oral argument on those motions on January 31, 2017.
On September 23, 2014, Spineology filed a patent infringement lawsuit, Case No. 0:14-cv-03767, in the United States District Court in Minnesota, alleging that our X-REAM® bone reamer infringes U.S. Patent No. RE42,757 entitled “EXPANDABLE REAMER.”  The lawsuit seeks injunctive relief, monetary damages, costs and attorneys' fees. In January 2015, on the deadline for service of its complaint, Spineology dismissed its complaint without prejudice and filed a new, identical complaint. We filed an answer to the new complaint with the Court on April 27, 2015. The Court conducted a Markman hearing on March 23, 2016. Mediation was held on August 11, 2016, but no agreement could be reached. The Court issued a Markman decision on August 30, 2016, in which it found all asserted product claims invalid as indefinite under applicable patent laws and construed several additional claim terms. The parties have completed fact and expert discovery with respect to the remaining asserted method claims. We have filed a motion for summary judgment of non-infringement of the remaining asserted patent claims and motions to exclude testimony from Spineology’s technical and damages experts. Spineology has filed a motion for summary judgment of infringement. The Court has indicated that it will decide those motions based on the parties’ written submissions.
On September 13, 2016, we filed a civil action, Case No. 2:16-cv-02737-JPM, against Spineology in the U.S. District Court for the Western District of Tennessee alleging breach of contract, breach of implied warranty against infringement, and seeking a judicial declaration of indemnification from Spineology for patent infringement claims brought against us stemming from our sale and/or use of certain expandable reamers purchased from Spineology. Spineology filed a motion to dismiss on October 17, 2016, but withdrew the motion on November 28, 2016. On December 7, 2016, Spineology filed an answer to our complaint and counterclaims, including counterclaims relating to a 2004 non-disclosure agreement between Spineology and WMT. On December 28, 2016, we filed a motion to dismiss the counterclaims relating to that 2004 agreement. On January 4, 2017, Spineology filed a motion for summary judgment on certain claims set forth in our complaint. We have opposed that motion. On January 27, 2017, we filed a motion for summary judgment on certain issues pertaining to our indemnification claims. Spineology has opposed that motion.
On March 1, 2016, Musculoskeletal Transplant Foundation (MTF) filed suit, Case No. 2:16-CV-01170-JLL-JAD, against Solana and WMT in the United States District Court for the District of New Jersey alleging that the TenFUSE PIP product infringes U.S. Patent No. 6,432,436 entitled “Partially Demineralized Cortical Bone Constructs.” The lawsuit seeks monetary damages, costs and attorneys' fees. On May 25, 2016, we agreed to waive service of MTF’s complaint. Following a series of court-ordered extensions of time, we filed our answer to MTF’s complaint and counterclaims on December 5, 2016. In the first quarter of 2017, we entered into a settlement agreement with MTF to settle the litigation for an immaterial amount. As a result, the litigation has been dismissed with prejudice.

In August 2016, we received a letter from KFx Medical Corporation (KFx) alleging that a legacy Tornier product (the Piton Suture Anchor) infringes one of KFx’s patents when used in knotless double row tissue fixation techniques. On April 6, 2017, we filed a declaratory judgment action in the United States District Court for the District of Delaware, Case No. 1:17-cv-00384, seeking declaratory judgment of non-infringement and invalidity of United States Patent Nos. 7,585,311; 8,100,942; and 8,109,969. On April 20, 2017, KFx filed an answer and counterclaim alleging we indirectly infringe, and induce infringement of, these patents.
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
The first bellwether trial in the MDL commenced on November 9, 2015 in Atlanta, Georgia. On November 24, 2015, the jury returned a verdict in favor of the plaintiff and awarded the plaintiff $1 million in compensatory damages and $10 million in punitive damages. We believe there were significant trial irregularities and vigorously contested the trial result. On December 28, 2015, we filed a post-trial motion for judgment as a matter of law or, in the alternative, for a new trial or a reduction of damages awarded. On April 5, 2016, the trial judge issued an order reducing the punitive damage award from $10 million to $1.1 million, but otherwise denied our motion. On May 4, 2016, we filed a notice of appeal with the United States Court of Appeals for the Eleventh Circuit. The United States Court of Appeals for the Eleventh Circuit heard oral arguments on January 26, 2017 and on March 20, 2017, the Eleventh Circuit Court of Appeals upheld the lower court’s verdict. On April 10, 2017, we filed a petition for rehearing en banc or for panel rehearing.
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
As of March 26, 2017, there were approximately 1,250 lawsuits pending in the MDL and JCCP, and an additional 50 cases pending in various state courts. As of that date, we have also entered into approximately 1,000 so called "tolling agreements" with potential claimants who have not yet filed suit. The number of lawsuits pending in the MDL and JCCP and tolling agreements disclosed above includes the claims that have been resolved pursuant to the Master Settlement Agreement discussed below. Based on presently available information, we believe at least 350 of these lawsuits allege claims involving bilateral implants. As of March 26, 2017, there were also approximately 50 non-U.S. lawsuits pending. We believe we have data that supports the efficacy and safety of our metal-on-metal hip products. While continuing to dispute liability, the parties continue to mediate unresolved claims.
On November 1, 2016, WMT entered into a Master Settlement Agreement (MSA) with Court-appointed attorneys representing plaintiffs in the MDL and JCCP. Under the terms of the MSA, the parties agreed to settle 1,292 specifically identified CONSERVE, DYNASTY and LINEAGE claims that meet the eligibility requirements of the MSA and are either pending in the MDL or JCCP, or subject to court-approved tolling agreements in the MDL or JCCP, for a settlement amount of $240 million. Due to apparent demand from additional claimants excluded from settlement because of the 1,292 claim ceiling, but otherwise eligible for participation, WMT has agreed in principle to settle an additional 53 such claims, on terms substantially identical to the MSA settlement terms, for a maximum additional settlement amount of $9,410,714.
We have received claims for personal injury against us associated with fractures of our PROFEMUR® long titanium modular neck product (Titanium Modular Neck Claims). As of March 26, 2017, there were 25 pending U.S. lawsuits and 57 pending non-U.S. lawsuits alleging such claims. These lawsuits generally seek monetary damages.
We are aware that MicroPort has recalled certain sizes of its cobalt chrome modular neck products as a result of alleged fractures. As of March 26, 2017, there were four pending U.S. lawsuits and six pending non-U.S. lawsuits against us alleging personal injury resulting from the fracture of a cobalt chrome modular neck. These lawsuits generally seek monetary damages.
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
Insurance Litigation
On June 10, 2014, St. Paul Surplus Lines Insurance Company (Travelers), which was an excess carrier in our coverage towers across multiple policy years, filed a declaratory judgment action in the Chancery Court of Shelby County, Tennessee naming us and certain of our other insurance carriers as defendants and asking the Court to rule on the rights and responsibilities of the parties with regard to the CONSERVE® Claims. This case is known as St. Paul Surplus Lines Insurance Company v. Wright Medical Group, Inc., et al. Among other things, Travelers appeared to dispute our contention that the CONSERVE® Claims arise out of more than a single occurrence thereby triggering multiple policy periods of coverage.  Travelers further sought a determination as to the applicable policy period triggered by the alleged single occurrence.  On June 17, 2014, we filed a separate lawsuit in the Superior Court of the State of California, County of San Francisco for declaratory judgment against certain carriers and breach of contract against the primary carrier, and moved to dismiss or stay the Tennessee action on a number of grounds, including that California is the most appropriate jurisdiction. This case is known as Wright Medical Group, Inc. et al. v. Federal Insurance Company, et al. On September 9, 2014, the California Court granted Travelers' motion to stay our California action. On April 29, 2016, we filed a dispositive motion seeking partial judgment in our favor in the Tennessee action. That motion is pending, and is scheduled for argument on June 23, 2017, after the parties complete discovery regarding certain issues relating to the pending motion. On June 10, 2016, Travelers withdrew its motion for summary judgment in the Tennessee action. One of the other insurance companies in the Tennessee action has stated that it will re-file a similar motion in the future.
On October 28, 2016, WMT and Wright Medical Group, Inc. (WMG) entered into a Settlement Agreement, Indemnity and Hold Harmless Agreement and Policy Buyback Agreement (Insurance Settlement Agreement) with a subgroup of three insurance carriers, namely Columbia Casualty Company (Columbia), Travelers and AXIS Surplus Lines Insurance Company (collectively, the Three Settling Insurers), pursuant to which the Three Settling Insurers paid WMT an aggregate of $60 million (in addition to $10 million previously paid by Columbia) in a lump sum. This amount is in full satisfaction of all potential liability of the Three Settling Insurers relating to metal-on-metal hip and similar metal ion release claims, including but not limited to all claims in the MDL and the JCCP, and all claims asserted by WMT against the Three Settling Insurers in the Tennessee action described above. The amount due under the Insurance Settlement Agreement was paid in the fourth quarter of 2016 and the Three Settling Insurers have been dismissed from the Tennessee action.
On December 13, 2016, we filed a motion in the Tennessee action described above to include allegations of bad faith against the primary insurance carrier. The motion was subsequently amended on February 8, 2017 to add similar bad faith claims against the remaining excess carriers. On April 13, 2017, the court denied our motion, without prejudice to our right to re-assert the motion at a later time.
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
ITEM 1A. RISK FACTORS.
There have been no material changes to the risk factors that were discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 25, 2016, as filed with the SEC on February 23, 2017.
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
May 4, 2017

WRIGHT MEDICAL GROUP N.V.
By:	/s/ Robert J. Palmisano
Robert J. Palmisano
President and Chief Executive Officer
(principal executive officer)

By:	/s/ Lance A. Berry
Lance A. Berry
Senior Vice President and Chief Financial Officer
(principal financial officer)

WRIGHT MEDICAL GROUP N.V.
EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10‑Q
FOR THE QUARTER ENDED MARCH 26, 2017

Exhibit No.	Exhibit	Method of Filing
10.1
Amendment No. 1 to Credit, Security and Guaranty Agreement dated as of February 2, 2017 among Wright Medical Group N.V. (as Guarantor), Wright Medical Group, Inc. (as Borrower), Certain Other Direct and Indirect Subsidiaries Listed on the Signature Pages Thereto (each as Borrower), Midcap Funding IV Trust (as Lender and Agent) and the Financial Institutions or other Entities Parties Thereto
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
101
The following materials from Wright Medical Group N.V.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 26, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of March 26, 2017 and December 25, 2016, (ii) the Consolidated Statements of Operations for the three months ended March 26, 2017 and March 27, 2016, (iii) the Consolidated Statements of Comprehensive Loss for the three months ended March 26, 2017 and March 27, 2016, (iv) the Consolidated Statements of Cash Flows for the three months ended March 26, 2017 and March 27, 2016, and (v) Notes to Consolidated Financial Statements
Filed herewith