Form 10-Q
period 2017-06-25
Wright Medical Group N.V.
filed 2017-08-03
CIK 1492658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 25, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of July 28, 2017, there were 104,803,155 ordinary shares outstanding.

WRIGHT MEDICAL GROUP N.V.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 25, 2017

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

•	pending and future other litigation, which could have an adverse effect on our business, financial condition, or operating results; and

•	risks in light of the material weakness in our internal control over financial reporting that we have identified in fiscal 2016.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited).
Wright Medical Group N.V. Condensed Consolidated Balance Sheets (In thousands, except share data) (unaudited)

	June 25, 2017	December 25, 2016
Assets:
Current assets:
Cash and cash equivalents	$228,877	$262,265
Restricted cash	150,018	150,000
Accounts receivable, net	116,884	130,602
Inventories	161,769	150,849
Prepaid expenses	11,362	11,678
Other current assets	55,203	54,231
Total current assets	724,113	759,625

Property, plant and equipment, net	206,614	201,732
Goodwill	855,405	851,042
Intangible assets, net	225,402	231,797
Deferred income taxes	1,578	1,498
Other assets	278,359	244,892
Total assets	$2,291,471	$2,290,586
Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$42,762	$32,866
Accrued expenses and other current liabilities	432,430	407,704
Current portion of long-term obligations	25,639	33,948
Total current liabilities	500,831	474,518

Long-term debt and capital lease obligations	805,770	780,407
Deferred income taxes	27,509	27,550
Other liabilities	322,736	321,247
Total liabilities	1,656,846	1,603,722
Commitments and contingencies (Note 12)
Shareholders’ equity:
Ordinary shares, €0.03 par value, authorized: 320,000,000 shares; issued and outstanding: 104,735,229 shares at June 25, 2017 and 103,400,995 shares at December 25, 2016	3,859	3,815
Additional paid-in capital	1,937,097	1,908,749
Accumulated other comprehensive loss	(231)	(19,461)
Accumulated deficit	(1,306,100)	(1,206,239)
Total shareholders’ equity	634,625	686,864
Total liabilities and shareholders’ equity	$2,291,471	$2,290,586

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wright Medical Group N.V. Condensed Consolidated Statements of Operations (In thousands, except per share data) (unaudited)

	Three months ended		Six months ended
	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016
Net sales	$179,693	$170,716	$356,884	$340,007
Cost of sales [1,2]	38,122	49,009	75,248	95,675
Gross profit	141,571	121,707	281,636	244,332
Operating expenses:
Selling, general and administrative [1]	130,818	136,483	260,652	271,229
Research and development [1]	12,547	12,108	24,979	24,224
Amortization of intangible assets	6,999	7,484	14,396	13,941
Total operating expenses	150,364	156,075	300,027	309,394
Operating loss	(8,793)	(34,368)	(18,391)	(65,062)
Interest expense, net	18,339	13,024	36,534	24,878
Other (income) expense, net	(6,557)	(2,061)	1,418	(3,129)
Loss from continuing operations before income taxes	(20,575)	(45,331)	(56,343)	(86,811)
Provision (benefit) for income taxes	385	(3,300)	1,324	(4,588)
Net loss from continuing operations	(20,960)	(42,031)	(57,667)	(82,223)
Loss from discontinued operations, net of tax	(20,202)	(187,329)	(42,194)	(195,135)
Net loss	$(41,162)	$(229,360)	$(99,861)	$(277,358)

Net loss from continuing operations per share-basic and diluted (Note 11):	$(0.20)	$(0.41)	$(0.55)	$(0.80)
Net loss from discontinued operations per share-basic and diluted (Note 11):	$(0.19)	$(1.82)	$(0.41)	$(1.90)
Net loss per share-basic and diluted (Note 11):	$(0.39)	$(2.23)	$(0.96)	$(2.70)

Weighted-average number of ordinary shares outstanding-basic and diluted:	104,377	102,785	104,020	102,745
___________________________

[1]	These line items include the following amounts of non-cash, share-based compensation expense for the periods indicated:

	Three months ended		Six months ended
	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016
Cost of sales	$132	$42	$251	$175
Selling, general and administrative	4,323	2,852	7,979	5,902
Research and development	277	162	456	296

[2]	Cost of sales includes amortization of inventory step-up adjustment of $10.4 million and $20.6 million for the three and six months ended June 26, 2016, respectively.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Wright Medical Group N.V.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(unaudited)

	Three months ended		Six months ended
	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016
Net loss	$(41,162)	$(229,360)	$(99,861)	$(277,358)

Other comprehensive income:
Changes in foreign currency translation	10,785	(4,067)	19,230	7,283
Other comprehensive income (loss)	10,785	(4,067)	19,230	7,283

Comprehensive loss	$(30,377)	$(233,427)	$(80,631)	$(270,075)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wright Medical Group N.V. Condensed Consolidated Statements of Cash Flows (In thousands) (unaudited)

	Six months ended
	June 25, 2017	June 26, 2016
Operating activities:
Net loss	$(99,861)	$(277,358)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	27,124	27,317
Share-based compensation expense	8,686	6,373
Amortization of intangible assets	14,396	14,282
Amortization of deferred financing costs and debt discount	24,643	17,126
Deferred income taxes	(725)	(3,199)
Provision for excess and obsolete inventory	7,619	10,478
Non-cash loss on extinguishment of debt	—	12,343
Amortization of inventory step-up adjustment	—	22,895
Non-cash adjustment to derivative fair values	(3,964)	(23,273)
Impairment loss on large joints assets held for sale (Note 3)	—	21,876
Mark-to-market adjustment for CVRs (Note 5)	2,236	6,727
Other	1,470	2,052
Changes in assets and liabilities:
Accounts receivable	15,238	7,453
Inventories	(16,563)	(2,969)
Prepaid expenses and other current assets	8,971	1,551
Accounts payable	8,121	(3,004)
Accrued expenses and other liabilities	(22,930)	(13,936)
Provision for metal-on-metal product liabilities (Note 12)	14,721	150,000
Net cash used in operating activities	(10,818)	(23,266)
Investing activities:
Capital expenditures	(31,355)	(24,761)
Purchase of intangible assets	(944)	(4,223)
Net cash used in investing activities	(32,299)	(28,984)
Financing activities:
Issuance of ordinary shares	19,670	774
Proceeds from convertible senior notes	—	395,000
Redemption of convertible senior notes	—	(102,974)
Payment of notes premium	—	(1,619)
Proceeds from stock warrants	—	54,629
Proceeds from notes hedge option	—	3,892
Payment of notes hedge option	—	(99,816)
Payments of deferred financing costs and equity issuance costs	—	(8,318)
Proceeds from issuance of other long-term debt	—	821
Repurchase of stock warrants		(3,319)
Payment of contingent consideration	(987)	—
Payments of capital lease obligations	(1,065)	(1,115)
Payments of debt	(9,374)	—
Net cash provided by financing activities	8,244	237,955

Effect of exchange rates on cash, cash equivalents and restricted cash	1,503	742

Net (decrease) increase in cash, cash equivalents and restricted cash	(33,370)	186,447

Wright Medical Group N.V. Consolidated Statements of Cash Flows (Continued) (In thousands)

	Six months ended
	June 25, 2017	June 26, 2016
Cash, cash equivalents and restricted cash, beginning of period	412,265	139,804

Cash, cash equivalents and restricted cash, end of period	$378,895	$326,251

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
Our fiscal year-end is generally determined on a 52-week basis and runs from the Monday nearest to the 31st of December of a year, and ends on the Sunday nearest to the 31st of December of the following year. Every few years, it is necessary to add an extra week to the year making it a 53-week period. Prior to the merger (the Wright/Tornier merger or the merger) with Tornier N.V. (legacy Tornier) in October 2015, our fiscal year ended December 31 each year.
The condensed consolidated financial statements and accompanying notes present our consolidated results for each of the three and six months ended June 25, 2017 and June 26, 2016. The three and six months ended June 25, 2017 and June 26, 2016 each consisted of thirteen and twenty-six weeks, respectively.
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
Discontinued Operations. On October 21, 2016, pursuant to a binding offer letter dated as of July 8, 2016, Tornier France SAS (Tornier France) and certain other entities related to us and Corin Orthopaedics Holdings Limited (Corin) entered into a business sale agreement and simultaneously completed and closed the sale of our business operations operating under the large joints operating segment. Pursuant to the terms of the agreement, Tornier France sold substantially all of the assets related to our hip and knee, or large joints, business (the Large Joints business) to Corin for approximately €29.7 million in cash, less approximately

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

€11.1 million for net working capital adjustments and subject to certain other closing adjustments. Upon closing, the parties also executed a transitional services agreement and supply agreement, among other ancillary agreements required to implement the transaction.
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

3. Discontinued Operations
For the three months ended June 25, 2017 and June 26, 2016, our loss from discontinued operations, net of tax, totaled $20.2 million and $187.3 million, respectively. For the six months ended June 25, 2017 and June 26, 2016, our loss from discontinued operations, net of tax, totaled $42.2 million and $195.1 million, respectively. Our loss from discontinued operations was attributable primarily to expenses associated with legacy Wright's former OrthoRecon business and, to a lesser degree, the former Large Joints business.
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
For the three and six months ended June 25, 2017, our loss from discontinued operations for the Large Joints business, net of tax, totaled $0.5 million and $1.5 million and was primarily attributable to professional fees and internal costs to support transition activities, costs associated with transition services and working capital adjustments. The basic and diluted weighted-average number of ordinary shares outstanding was 104.4 million and 104.0 million for the three months and six months ended June 25, 2017, respectively. The basic and diluted net loss from discontinued operations per share for the Large Joints business was $0.01 for the three and six months ended June 25, 2017.

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The following table summarizes the results of discontinued operations for the Large Joints business for the three and six months ended June 26, 2016 (in thousands, except per share data):

	Three months ended	Six months ended
	June 26, 2016	June 26, 2016
Net sales	$10,164	$21,900
Cost of sales	5,711	11,360
Selling, general and administrative	6,008	10,172
Other	627	1,234
Loss from discontinued operations before income taxes	(2,182)	(866)
Impairment loss on assets held for sale, before income taxes	21,876	21,876
Total loss from discontinued operations before income taxes	(24,058)	(22,742)
Income tax benefit	5,175	4,770
Total loss from discontinued operations, net of tax	$(18,883)	$(17,972)

Net loss from discontinued operations per share-basic and diluted (Note 11)	$(0.18)	$(0.18)

Weighted-average number of ordinary shares outstanding-basic and diluted (Note 11)	102,785	102,745
Cash used in operating activities from the Large Joints business totaled $1.3 million for the six months ended June 25, 2017. Cash provided by operating activities from the Large Joints business totaled $4.1 million for the six months ended June 26, 2016.
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
All current and historical operating results for the OrthoRecon business are reflected within discontinued operations in the condensed consolidated financial statements. The following table summarizes the results of discontinued operations for the OrthoRecon business (in thousands, except per share data):

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Three months ended		Six months ended
	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016
Net sales	$—	$—	$—	$—
Selling, general and administrative	19,648	168,446	40,661	177,163
Loss from discontinued operations before income taxes	(19,648)	(168,446)	(40,661)	(177,163)
Benefit for income taxes	—	—	—	—
Total loss from discontinued operations, net of tax	$(19,648)	$(168,446)	$(40,661)	$(177,163)

Net loss from discontinued operations per share-basic and diluted (Note 11)	$(0.19)	$(1.64)	$(0.39)	$(1.72)

Weighted-average number of ordinary shares outstanding-basic and diluted (Note 11)	104,377	102,785	104,020	102,745
The above selling, general and administrative expenses during the three and six months ended June 26, 2016, included a $150 million charge related to the retained metal-on-metal product liability claims associated with the OrthoRecon business.
We will incur continuing cash outflows associated with legal defense costs and the ultimate resolution of these contingent liabilities, net of insurance proceeds, until these liabilities are resolved. Cash used in operating activities by the OrthoRecon business totaled $17.7 million and $15.8 million for the six months ended June 25, 2017 and June 26, 2016, respectively.
4. Inventories
Inventories consist of the following (in thousands):

	June 25, 2017	December 25, 2016
Raw materials	$10,558	$15,319
Work-in-process	29,887	22,422
Finished goods	121,324	113,108
	$161,769	$150,849
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
The following table summarizes the fair value and the presentation in our condensed consolidated balance sheets (in thousands) of the 2021 Notes Hedges and 2021 Notes Conversion Derivative:

	Location on condensed consolidated balance sheet	June 25, 2017	December 25, 2016
2021 Notes Hedges	Other assets	$186,892	$159,095
2021 Notes Conversion Derivative	Other liabilities	$187,191	$161,601
In the first quarter of 2017, the closing price of our ordinary shares was greater than 130% of the 2021 Notes conversion price for 20 or more of the 30 consecutive trading days preceding the quarter-end; and, therefore, the holders of the 2021 Notes had the ability to convert the notes during the succeeding quarterly period. Due to the ability of the holders of the 2021 Notes to convert the notes during this period, the carrying value of the 2021 Notes and the fair value of the 2021 Notes Conversion Derivative were classified as current liabilities, and the fair value of the 2021 Notes Hedges were classified as current assets as of March 26, 2017. There were no conversions during the second quarter of 2017. The closing price of our ordinary shares was less than 130% of the 2021 Notes conversion price for more than 20 of the 30 consecutive trading days preceding the quarter ended June 25, 2017, which resulted in the 2021 Notes no longer being convertible. As such, the 2021 Notes, 2021 Notes Conversion Derivative and 2021 Notes Hedges were classified as long-term as of June 25, 2017.
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
Neither the 2021 Notes Conversion Derivative nor the 2021 Notes Hedges qualify for hedge accounting; thus, any change in the fair value of the derivatives is recognized immediately in our condensed consolidated statements of operations. The following table summarizes the net gain on changes in fair value (in thousands) related to the 2021 Notes Hedges and 2021 Notes Conversion Derivative:

	Three months ended		Six months ended
	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016

2021 Notes Hedges	$(73,416)	$(15,511)	$27,797	$(15,511)
2021 Notes Conversion Derivative	76,244	30,797	(25,590)	30,797
Net gain on changes in fair value	$2,828	$15,286	$2,207	$15,286
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

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

have the discretion to make certain adjustments to the 2020 Note Hedges, which may reduce the effectiveness of the 2020 Note Hedges.
Concurrently with the issuance and sale of the 2021 Notes, certain holders of the 2020 Notes exchanged approximately $45 million aggregate principal amount of 2020 Notes (including the 2020 Notes Conversion Derivative) for the 2021 Notes. For each $1,000 principal amount of 2020 Notes validly submitted for exchange, we delivered $990.00 principal amount of the 2021 Notes (subject, in each case, to rounding down to the nearest $1,000 principal amount of the 2021 Notes, the difference being referred as the rounded amount) to the investor plus an amount of cash equal to the unpaid interest on the 2020 Notes and the rounded amount at an aggregate cost of approximately $44.6 million. We settled the associated portion of the 2020 Notes Conversion Derivative at a benefit of approximately $0.4 million and satisfied the accrued interest, which was not material.
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
The following table summarizes the fair value and the presentation in our condensed consolidated balance sheets (in thousands) of the 2020 Notes Hedges and 2020 Notes Conversion Derivative:

	Location on condensed consolidated balance sheet	June 25, 2017	December 25, 2016
2020 Notes Hedges	Other assets	$84,034	$77,232
2020 Notes Conversion Derivative	Other liabilities	$82,752	$77,758
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
Neither the 2020 Notes Conversion Derivative nor the 2020 Notes Hedges qualify for hedge accounting; thus, any change in the fair value of the derivatives is recognized immediately in our condensed consolidated statements of operations. The following table summarizes the net gain (loss) on changes in fair value (in thousands) related to the 2020 Notes Hedges and 2020 Notes Conversion Derivative:

	Three months ended		Six months ended
	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016

2020 Notes Hedges	$(66,177)	$(28,308)	$6,802	$(90,445)
2020 Notes Conversion Derivative	67,318	28,238	(4,994)	90,122
Net gain (loss) on changes in fair value	$1,141	$(70)	$1,808	$(323)
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

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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
The following table summarizes the fair value and the presentation in our condensed consolidated balance sheets (in thousands) of the 2017 Notes Conversion Derivative:

	Location on condensed consolidated balance sheet	June 25, 2017	December 25, 2016
2017 Notes Conversion Derivative	Accrued expenses and other current liabilities	$215	$164
The 2017 Notes Conversion Derivative is measured at fair value using Level 3 inputs. This instrument is not actively traded and is valued using an option pricing model that uses observable and unobservable market data for inputs.
Neither the 2017 Notes Conversion Derivative nor the 2017 Notes Hedges qualify for hedge accounting; thus, any change in the fair value of the derivatives is recognized immediately in our condensed consolidated statements of operations. The following table summarizes the net gain (loss) on changes in fair value (in thousands) related to the 2017 Notes Conversion Derivative:

	Three months ended		Six months ended
	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016

2017 Notes Conversion Derivative	$360	$1,416	$(51)	$8,310
Net gain (loss) on changes in fair value	$360	$1,416	$(51)	$8,310
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
The following assumptions were used in the fair market valuations of the 2017 Notes Conversion Derivative, 2020 Notes Conversion Derivative, 2020 Notes Hedge, 2021 Notes Conversion Derivative, and 2021 Notes Hedge as of June 25, 2017:

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	2017 Notes Conversion Derivative	2020 Notes Conversion Derivative	2020 Notes Hedge	2021 Notes Conversion Derivative	2021 Notes Hedge
Stock Price Volatility (1)	34.43%	28.84%	28.84%	31.75%	31.75%
Credit Spread for Wright (2)	4.01%	2.01%	N/A	2.65%	N/A
Credit Spread for Deutsche Bank AG (3)	N/A	N/A	0.54%	N/A	N/A
Credit Spread for Wells Fargo Securities, LLC (3)	N/A	N/A	0.24%	N/A	N/A
Credit Spread for JPMorgan Chase Bank (3)	N/A	N/A	0.29%	N/A	0.38%
Credit Spread for Bank of America (3)	N/A	N/A	N/A	N/A	0.4%

(1)	Volatility selected based on historical and implied volatility of ordinary shares of Wright Medical Group N.V.

(2)	Credit spread implied from traded price.

(3)	Credit spread of each bank is estimated using CDS curves. Source: Bloomberg.
Derivatives not Designated as Hedging Instruments
We employ a derivative program using foreign currency forward contracts to mitigate the risk of currency fluctuations on our intercompany receivable and payable balances that are denominated in foreign currencies. These forward contracts are expected to offset the transactional gains and losses on the related intercompany balances. These forward contracts are not designated as hedging instruments under FASB ASC Topic 815. Accordingly, the changes in the fair value and the settlement of the contracts are recognized in the period incurred in the accompanying condensed consolidated statements of operations. At June 25, 2017 and December 25, 2016, we had $0.7 million and $0.4 million in foreign currency contracts outstanding, respectively.
As part of our acquisition of WG Healthcare on January 7, 2013, we may be obligated to pay contingent consideration upon the achievement of certain revenue milestones; therefore, we have recorded the estimated fair value of future contingent consideration of approximately $0.4 million as of June 25, 2017 and December 25, 2016.
As a result of the acquired sales and distribution business of Surgical Specialties Australia Pty. Ltd in 2015, we have recorded the estimated fair value of future contingent consideration of approximately $1 million and $1.7 million as of June 25, 2017 and December 25, 2016, respectively.
The fair value of the contingent consideration as of June 25, 2017 and December 25, 2016 was determined using a discounted cash flow model and probability adjusted estimates of the future earnings and is classified in Level 3. Changes in the fair value of contingent consideration are recorded in “Other (income) expense, net” in our condensed consolidated statements of operations.
On March 1, 2013, as part of our acquisition of BioMimetic Therapeutics, Inc. (BioMimetic), we issued Contingent Value Rights (CVRs) as part of the merger consideration. Each CVR entitles its holder to receive additional cash payments of up to $6.50 per share, which are payable upon receipt of FDA approval of AUGMENT® Bone Graft and upon achieving certain revenue milestones. On September 1, 2015, AUGMENT® Bone Graft received FDA approval and the first of the milestone payments associated with the CVRs was paid out at $3.50 per share, which totaled $98.1 million. The fair value of the CVRs outstanding at June 25, 2017 and December 25, 2016 was $39.2 million and $37.0 million, respectively, and was determined using the closing price of the security in the active market (Level 1). For the three and six months ended June 25, 2017, the change in the fair value of the CVRs resulted in income of $3.9 million and expense of $2.2 million, respectively. For the three and six months ended June 26, 2016, the change in the fair value of the CVRs resulted in expense of $1.4 million and $6.7 million, respectively. The income or expense related to the change in the value of the CVRs is recorded in “Other (income) expense, net” in our condensed consolidated statements of operations. If, prior to March 1, 2019, sales of AUGMENT® Bone Graft reach $40 million over 12 consecutive months, cash payment would be required at $1.50 per share, or $42 million. Further, if, prior to March 1, 2019, sales of AUGMENT® Bone Graft reach $70 million over 12 consecutive months, an additional cash payment would be required at $1.50 per share, or $42 million. As of June 25, 2017, we have reflected the $39 million balance related to CVR liability within "Accrued expenses and other current liabilities."
The carrying value of cash and cash equivalents, accounts receivable, and accounts payable approximates the fair value of these financial instruments at June 25, 2017 and December 25, 2016 due to their short maturities and variable rates.

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The following tables summarize the valuation of our financial instruments (in thousands):

	Total	Quoted prices in active markets (Level 1)	Prices with other observable inputs (Level 2)	Prices with unobservable inputs (Level 3)
At June 25, 2017
Assets
Cash and cash equivalents	$228,877	$228,877	$—	$—
Restricted cash	150,018	150,018	—	—
2020 Notes Hedges	84,034	—	—	84,034
2021 Notes Hedges	186,892	—	—	186,892
Total	$649,821	$378,895	$—	$270,926

Liabilities
2017 Notes Conversion Derivative	$215	$—	$—	$215
2020 Notes Conversion Derivative	82,752	—	—	82,752
2021 Notes Conversion Derivative	187,191	—	—	187,191
Contingent consideration	1,537	—	—	1,537
Contingent consideration (CVRs)	39,241	39,241	—	—
Total	$310,936	$39,241	$—	$271,695

	Total	Quoted prices in active markets (Level 1)	Prices with other observable inputs (Level 2)	Prices with unobservable inputs (Level 3)
At December 25, 2016
Assets
Cash and cash equivalents	$262,265	$262,265	$—	$—
Restricted cash	150,000	150,000	—	—
2020 Notes Hedges	77,232	—	—	77,232
2021 Notes Hedges	159,095	—	—	159,095
Total	$648,592	$412,265	$—	$236,327

Liabilities
2017 Notes Conversion Derivative	$164	$—	$—	$164
2020 Notes Conversion Derivative	77,758	—	—	77,758
2021 Notes Conversion Derivative	161,601	—	—	161,601
Contingent consideration	2,249	—	—	2,249
Contingent consideration (CVRs)	36,999	36,999	—	—
Total	$278,771	$36,999	$—	$241,772

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The following is a roll forward of our assets and liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) (in thousands):

	Balance at December 25, 2016	Additions	Transfers into Level 3	Gain/(loss) included in earnings	Settlements	Currency	Balance at June 25, 2017

2017 Notes Conversion Derivative	$(164)	$—	$—	$(51)	$—	$—	$(215)
2020 Notes Hedges	77,232	—	—	6,802	—	—	84,034
2020 Notes Conversion Derivative	(77,758)	—	—	(4,994)	—	—	(82,752)
2021 Notes Hedges	159,095	—	—	27,797	—	—	186,892
2021 Notes Conversion Derivative	(161,601)	—	—	(25,590)	—	—	(187,191)
Contingent consideration	(2,249)	—	—	(171)	987	(104)	(1,537)

6. Property, Plant and Equipment
Property, plant and equipment, net consists of the following (in thousands):

	June 25, 2017	December 25, 2016
Property, plant and equipment, at cost	$396,142	$368,278
Less: Accumulated depreciation	(189,528)	(166,546)
	$206,614	$201,732
7. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill occurring during the six months ended June 25, 2017, are as follows (in thousands):

	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Total
Goodwill at December 25, 2016	$218,525	$558,669	$73,848	$851,042
Foreign currency translation	—	—	4,363	4,363
Goodwill at June 25, 2017	$218,525	$558,669	$78,211	$855,405
Goodwill is recognized for the excess of the purchase price over the fair value of net assets of businesses acquired. Goodwill is required to be tested for impairment at least annually. Unless circumstances otherwise dictate, the annual impairment test is performed in the fourth quarter annually.

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The components of our identifiable intangible assets, net, are as follows (in thousands):

	June 25, 2017		December 25, 2016
	Cost	Accumulated amortization	Cost	Accumulated amortization
Indefinite life intangibles:
In-process research and development (IPRD) technology	$997		$938

Finite life intangibles:
Distribution channels	900	$510	900	$374
Completed technology	139,170	33,949	133,966	26,550
Licenses	4,868	1,323	4,868	1,115
Customer relationships	126,135	19,090	122,974	15,133
Trademarks	14,188	8,698	13,950	6,881
Non-compete agreements	10,868	8,338	11,810	7,833
Other	551	367	524	247
Total finite life intangibles	296,680	$72,275	288,992	$58,133

Total intangibles	297,677		289,930
Less: Accumulated amortization	(72,275)		(58,133)
Intangible assets, net	$225,402		$231,797
Based on the total finite life intangible assets held at June 25, 2017, we expect amortization expense of approximately $28.3 million in 2017, $23.2 million in 2018, $21.1 million in 2019, $20.5 million in 2020, and $20.3 million in 2021.

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

8. Debt and Capital Lease Obligations
Debt and capital lease obligations consist of the following (in thousands):

	June 25, 2017	December 25, 2016
Capital lease obligations	$16,600	$14,892

2021 Notes	290,198	280,811
2020 Notes	497,364	482,364
2017 Notes	2,015	1,971
Asset-based line of credit	21,069	30,000
Mortgages	2,480	2,544
Shareholder debt	1,683	1,773
	831,409	814,355
Less: Current portion	(25,639)	(33,948)
	$805,770	$780,407
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
In the first quarter of 2017, the closing price of our ordinary shares was greater than 130% of the 2021 Notes conversion price for 20 or more of the 30 consecutive trading days preceding the quarter-end; and, therefore, the holders of the 2021 Notes had the ability to convert the notes during the succeeding quarterly period. Due to the ability of the holders of the 2021 Notes to convert the notes during this period, the carrying value of the 2021 Notes and the fair value of the 2021 Notes Conversion Derivative were

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

classified as current liabilities, and the fair value of the 2021 Notes Hedges were classified as current assets as of March 26, 2017. There were no conversions during the second quarter of 2017. The closing price of our ordinary shares was less than 130% of the 2021 Notes conversion price for more than 20 of the 30 consecutive trading days preceding the quarter ended June 25, 2017, which resulted in the 2021 Notes no longer being convertible. As such, the 2021 Notes, 2021 Notes Conversion Derivative and 2021 Notes Hedges were classified as long-term as of June 25, 2017.
The 2021 Notes Conversion Derivative requires bifurcation from the 2021 Notes in accordance with ASC Topic 815, Derivatives and Hedging, and is accounted for as a derivative liability. See Note 5 for additional information regarding the 2021 Notes Conversion Derivative. The fair value of the 2021 Notes Conversion Derivative at the time of issuance of the 2021 Notes was $117.2 million and was recorded as original debt discount for purposes of accounting for the debt component of the 2021 Notes. This discount is amortized as interest expense using the effective interest method over the term of the 2021 Notes. For the three and six months ended June 25, 2017, we recorded $4.5 million and $8.8 million, respectively, of interest expense related to the amortization of the debt discount based upon an effective rate of 9.72%.

The components of the 2021 Notes were as follows (in thousands):

	June 25, 2017	December 25, 2016
Principal amount of 2021 Notes	$395,000	$395,000
Unamortized debt discount	(98,606)	(107,441)
Unamortized debt issuance costs	(6,196)	(6,748)
Net carrying amount of 2021 Notes	$290,198	$280,811
The estimated fair value of the 2021 Notes was approximately $543.0 million at June 25, 2017, based on a quoted price in an active market (Level 1).
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

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The 2020 Notes Conversion Derivative requires bifurcation from the 2020 Notes in accordance with ASC Topic 815, Derivatives and Hedging, and is accounted for as a derivative liability. See Note 5 of the condensed consolidated financial statements for additional information regarding the 2020 Notes Conversion Derivative. The fair value of the 2020 Notes Conversion Derivative at the time of issuance of the 2020 Notes was $149.8 million and was recorded as original debt discount for purposes of accounting for the debt component of the 2020 Notes. This discount is amortized as interest expense using the effective interest method over the term of the 2020 Notes. For the three and six months ended June 25, 2017, we recorded $6.8 million and $13.4 million, respectively, of interest expense related to the amortization of the debt discount based upon an effective rate of 8.54% For the three and six months ended June 26, 2016, we recorded $6.6 million and $13.1 million, respectively, of interest expense related to the amortization of the debt discount based upon an effective rate of 8.54%.
Concurrently with the issuance and sale of the 2021 Notes, certain holders of the 2020 Notes exchanged approximately $45.0 million aggregate principal amount of their 2020 Notes for the 2021 Notes. For each $1,000 principal amount of 2020 Notes validly submitted for exchange, we delivered $990.00 principal amount of the 2021 Notes (subject to rounding down to the nearest $1,000 principal amount of the 2021 Notes, the difference being referred as the rounded amount) to the investor plus an amount of cash equal to the unpaid interest on the 2020 Notes and the rounded amount. As a result of this note exchange and retirement of $45.0 million aggregate principal amount of the 2020 Notes, we recognized approximately $9.3 million for the write-off of related pro-rata unamortized deferred financing fees and debt discount within “Other (income) expense, net” in our condensed consolidated statements of operations during the three months ended June 26, 2016.
The components of the 2020 Notes were as follows (in thousands):

	June 25, 2017	December 25, 2016
Principal amount of 2020 Notes	$587,500	$587,500
Unamortized debt discount	(80,374)	(93,749)
Unamortized debt issuance costs	(9,762)	(11,387)
Net carrying amount of 2020 Notes	$497,364	$482,364
The estimated fair value of the 2020 Notes was approximately $646.3 million at June 25, 2017, based on a quoted price in an active market (Level 1).
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

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The 2017 Notes Conversion Derivative requires bifurcation from the 2017 Notes in accordance with ASC Topic 815, Derivatives and Hedging, and is accounted for as a derivative liability. See Note 5 of the condensed consolidated financial statements for additional information regarding the 2017 Notes Conversion Derivative. The fair value of the 2017 Notes Conversion Derivative at the time of issuance of the 2017 Notes was $48.1 million and was recorded as original debt discount for purposes of accounting for the debt component of the 2017 Notes. This discount is amortized as interest expense using the effective interest method over the term of the 2017 Notes. For the three and six months ended June 26, 2016, we recorded $0.4 million and $0.9 million, respectively, of interest expense related to the amortization of the debt discount based upon an effective rate of 6.47%. The amount of interest expense related to the amortization of debt discount for the three and six months ended June 25, 2017 was insignificant.
In connection with the issuance of the 2020 Notes on February 13, 2015, WMG repurchased and extinguished $240 million aggregate principal amount of the 2017 Notes and settled all of the 2017 Notes Hedges (receiving $70 million) and repurchased all of the warrants (paying $60 million) associated with the 2017 Notes. As a result of the repurchase, we recognized approximately $25.1 million for the write-off of related pro-rata unamortized deferred financing fees and debt discount within “Other (income) expense, net” in our condensed consolidated statements of operations during the three months ended March 31, 2015.
Concurrently with the issuance and sale of the 2021 Notes, certain holders of the 2017 Notes exchanged approximately $54.4 million aggregate principal amount their 2017 Notes for the 2021 Notes. For each $1,000 principal amount of 2017 Notes validly submitted for exchange, we delivered $1,035.40 principal amount of 2021 Notes (subject to rounding down to the nearest $1,000 principal amount of the 2021 Notes, the difference being referred as the rounded amount) to the investor plus an amount of cash equal to the unpaid interest on the 2017 Notes and the rounded amount. In addition, during the three months ended June 26, 2016, we repurchased and extinguished an additional $3.6 million aggregate principal amount of the 2017 Notes in privately negotiated transactions. As a result of this exchange and these repurchases, we recognized approximately $3.0 million for the write-off of related pro-rata unamortized deferred financing fees and debt discount within “Other (income) expense, net” in our condensed consolidated statements of operations during the three months ended June 26, 2016.
The components of the 2017 Notes were as follows (in thousands):

	June 25, 2017	December 25, 2016
Principal amount of 2017 Notes	$2,026	$2,026
Unamortized debt discount	(9)	(47)
Unamortized debt issuance costs	(2)	(8)
Net carrying amount of 2017 Notes	$2,015	$1,971
The estimated fair value of the 2017 Notes was approximately $2.1 million at June 25, 2017, based on a quoted price in an active market (Level 1).
ABL Facility
On December 23, 2016, we, together with WMG and certain of our other wholly-owned U.S. subsidiaries (collectively, Borrowers), entered into a Credit, Security and Guaranty Agreement (ABL Credit Agreement) with Midcap Financial Trust, as administrative agent (Agent) and a lender and the additional lenders from time to time party thereto. The ABL Credit Agreement provides for a $150.0 million senior secured asset-based line of credit, subject to the satisfaction of a borrowing base requirement (ABL Facility). The ABL Facility may be increased by up to $100.0 million upon the Borrowers’ request, subject to the consent of the Agent and each of the other lenders providing such increase. All borrowings under the ABL Facility are subject to the satisfaction of customary conditions, including the absence of default, the accuracy of representations and warranties in all material respects and the delivery of an updated borrowing base certificate. As of June 25, 2017 and December 25, 2016, we had $21.1 million and $30.0 million, respectively, in borrowings outstanding under the ABL Facility. We have reflected this debt as a current liability on our condensed consolidated balance sheet as of June 25, 2017 and December 25, 2016, as required by US GAAP due to the weekly lockbox repayment/re-borrowing arrangement underlying the agreement, as well as the ability for the lenders to accelerate the repayment of the debt under certain circumstances as described below. As of June 25, 2017 and December 25, 2016, we had $2.4 million and $2.5 million, respectively, of unamortized debt issuance costs related to the ABL Facility. These amounts are included within "Other assets" on our condensed consolidated balance sheets and will be amortized over the five-year term of the ABL Facility as described below.
The interest rate margin applicable to borrowings under the ABL Facility is, at the option of the Borrowers, equal to either (a) 3.25% for base rate loans or (b) 4.25% for LIBOR rate loans, subject to a 0.75% LIBOR floor. In addition to paying interest on the outstanding loans under the ABL Facility, the Borrowers also are required to pay a customary unused line fee equal to 0.50%

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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
There is no scheduled amortization under the ABL Facility and (subject to borrowing base requirements and applicable conditions to borrowing) the available revolving commitment may be borrowed, repaid and reborrowed without restriction. All outstanding loans under the ABL Facility will be due and payable in full on the date that is the earliest to occur of (x) December 23, 2021; (y) the date that is 91 days prior to the maturity date of the 2020 Notes or (z) the date that is 91 days prior to the maturity date of the 2021 Notes; provided that, the springing maturity under clauses (y) and (z) are subject to the Borrowers’ ability to refinance, extend, renew or replace the 2020 Notes and/or the 2021 Notes, as applicable, in full pursuant to the terms of the ABL Credit Agreement. Any voluntary or mandatory permanent reduction or termination of the revolving commitments under the ABL Facility is subject to a prepayment premium applicable to such reduced or terminated amount equal to (i) 3.0% through December 23, 2017, (ii) 2.0% from December 24, 2017 through December 23, 2018 and (iii) 0.75% at any time thereafter.
The ABL Credit Agreement contains certain negative covenants that restrict our ability to take certain actions as specified in the ABL Credit Agreement and an affirmative covenant that we maintain net revenue at or above minimum levels and maintain liquidity in the United States at a level specified in the ABL Credit Agreement, subject to certain exceptions. All of the obligations under the ABL Facility are guaranteed jointly and severally by Wright Medical Group N.V. and each of the Borrowers on the terms set forth in the ABL Credit Agreement. Subject to certain exceptions set forth in the ABL Credit Agreement, amounts outstanding under the ABL Facility are secured by a senior first priority security interest in substantially all existing and after-acquired assets of Wright Medical Group N.V. and each Borrower. As of June 25, 2017, we were in compliance with all covenants under the ABL Credit Agreement.
Mortgages and Shareholder Debt
We have mortgages that had an outstanding balance of $2.5 million at June 25, 2017 and December 25, 2016. The majority of this debt is mortgages that were acquired as a result of the Wright/Tornier merger. These mortgages are secured by an office building in Montbonnot, France and bear fixed annual interest rates of 2.55%-4.9%.
The shareholder debt acquired was the result of a 2008 transaction where a 51%-owned and consolidated subsidiary of legacy Tornier borrowed $2.2 million from a then-current member of the legacy Tornier board of directors, who was also a 49% owner of the consolidated subsidiary. This loan was used to partially fund the purchase of real estate in Grenoble, France, to be used as a manufacturing facility. Interest on the debt is variable-based on the three-month Euro Libor rate plus 0.5% and has no stated term. The outstanding balance on this debt was $1.7 million as of June 25, 2017 and $1.8 million as of December 25, 2016.
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
For the six months ended June 25, 2017 and June 26, 2016, OCI was comprised solely of foreign currency translation adjustments.

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Changes in AOCI for the six months ended June 25, 2017 and June 26, 2016 were as follows (in thousands):

Six months ended June 25, 2017
Currency translation adjustment
Balance at December 25, 2016	$(19,461)
Other comprehensive income	19,230
Balance at June 25, 2017	$(231)

Six months ended June 26, 2016
Currency translation adjustment
Balance at December 27, 2015	$(10,484)
Other comprehensive income	7,283
Balance at June 26, 2016	$(3,201)
10. Changes in Shareholders' Equity
The below table provides an analysis of changes in each balance sheet caption of shareholders’ equity for the six months ended June 25, 2017 and June 26, 2016 (in thousands, except share data):

	Six months ended June 25, 2017
	Ordinary shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholders' equity
	Number of shares	Amount
Balance at December 25, 2016	103,400,995	$3,815	$1,908,749	$(1,206,239)	$(19,461)	$686,864
2017 Activity:
Net loss	—	—	—	(99,861)	—	(99,861)
Foreign currency translation	—	—	—	—	19,230	19,230
Issuances of ordinary shares	960,075	31	19,639	—	—	19,670
Vesting of restricted stock units	374,159	13	(13)	—	—	—
Share-based compensation	—	—	8,722	—	—	8,722
Balance at June 25, 2017	104,735,229	$3,859	$1,937,097	$(1,306,100)	$(231)	$634,625

	Six months ended June 26, 2016
	Ordinary shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholders' equity
	Number of shares	Amount
Balance at December 27, 2015	102,672,678	$3,790	$1,835,586	$(773,866)	$(10,484)	$1,055,026
2016 Activity:
Net loss	—	—	—	(277,358)	—	(277,358)
Foreign currency translation	—	—	—	—	7,283	7,283
Issuances of ordinary shares	37,947	1	774	—	—	775
Vesting of restricted stock units	263,676	9	(9)	—	—	—
Share-based compensation	—	—	6,331	—	—	6,331
Issuance of stock warrants, net of repurchases and equity issuance costs	—	—	50,312	—	—	50,312
Balance at June 26, 2016	102,974,301	$3,800	$1,892,994	$(1,051,224)	$(3,201)	$842,369

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

11. Capital Stock and Earnings Per Share
We are authorized to issue up to 320 million ordinary shares, each share with a par value of three Euro cents (€0.03). We had 104.7 million and 103.4 million ordinary shares issued and outstanding as of June 25, 2017 and December 25, 2016, respectively.
FASB ASC Topic 260, Earnings Per Share, requires the presentation of basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted-average number of ordinary shares outstanding during the period. Diluted earnings per share is calculated to include any dilutive effect of our ordinary share equivalents. For the three and six months ended June 25, 2017 and June 26, 2016, our ordinary share equivalents consisted of stock options, restricted stock units, and warrants. The dilutive effect of the stock options, restricted stock units, and warrants is calculated using the treasury-stock method.
We had outstanding options to purchase 9.3 million ordinary shares and 0.9 million restricted stock units at June 25, 2017 and options to purchase 9.3 million ordinary shares and 0.7 million restricted stock units at June 26, 2016. We had outstanding net-share settled warrants on the 2020 Notes of 19.6 million ordinary shares at June 25, 2017 and June 26, 2016. We also had net-share settled warrants on the 2021 Notes of 18.5 million ordinary shares at June 25, 2017.
None of the options, restricted stock units, or warrants were included in diluted earnings per share for the three and six months ended June 25, 2017 or June 26, 2016 because we recorded a net loss for all periods; and therefore, including these instruments would be anti-dilutive.
The weighted-average number of ordinary shares outstanding for basic and diluted earnings per share purposes is as follows (in thousands):

	Three months ended		Six months ended
	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016
Weighted-average number of ordinary shares outstanding-basic and diluted	104,377	102,785	104,020	102,745
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

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Patent Litigation
In June 2013, Anglefix, LLC filed suit in the United States District Court for the Western District of Tennessee, alleging that our ORTHOLOC® products infringe Anglefix’s asserted patent. On April 14, 2014, we filed a request for Inter Partes Review (IPR) with the U.S. Patent and Trademark Office. In October 2014, the Court stayed the case pending outcome of the IPR. On June 30, 2015, the Patent Office Board entered judgment in our favor as to all patent claims at issue in the IPR. Following the conclusion of the IPR, the District Court lifted the stay, and we have been continuing with our defense as to remaining patent claims asserted by Anglefix. On June 27, 2016, the Court granted in part our motion for summary judgment on Anglefix’s lack of standing and gave Anglefix 30 days to join the University of North Carolina (UNC) as a co-plaintiff in the lawsuit. On July 25, 2016, Anglefix filed a motion asking the Court to accept a waiver of claims by UNC as a substitute for joining UNC as a co-plaintiff in the lawsuit. The Court denied Anglefix’s motion, but granted leave for additional time to properly join UNC as co-plaintiff. Anglefix moved to add UNC as co-plaintiff on September 15, 2016. We opposed the motion and, on November 15, 2016, the Court allowed the motion, and subsequently directed Anglefix and UNC to file an amended complaint by January 18, 2017. On February 1, 2017, we filed a motion to dismiss the amended complaint filed by Anglefix and UNC. We have also filed motions for summary judgment of non-infringement and invalidity of the remaining patent claims asserted by Anglefix and a motion to exclude testimony by Anglefix’s technical expert. Anglefix has filed a motion for summary judgment of infringement of certain of the remaining asserted patent claims. The Court heard oral argument on those motions on January 31, 2017. On July 12, 2017, the Court struck opinions from plaintiffs’ technical expert witness that were contrary to the Court’s claim construction. On July 13, 2017, the Court denied plaintiffs’ motion for summary judgment of infringement, and granted our motion for summary judgment of noninfringement as to the asserted apparatus claims. The Court denied our motion as to the asserted method claims based on the perceived possible existence of a fact issue. The Court also denied our motion to dismiss the amended complaint and our motion for summary judgment of invalidity. In the wake of the Court’s rulings, on July 28, 2017, plaintiffs Anglefix and UNC stipulated to dismissal of their claims against us with prejudice. On the same date, the Court entered judgment dismissing plaintiffs’ claims against us with prejudice, thereby ending the case.
On September 23, 2014, Spineology filed a patent infringement lawsuit, Case No. 0:14-cv-03767, in the U.S. District Court in Minnesota, alleging that our X-REAM® bone reamer infringes U.S. Patent No. RE42,757 entitled “EXPANDABLE REAMER.” In January 2015, on the deadline for service of its complaint, Spineology dismissed its complaint without prejudice and filed a new, identical complaint. We filed an answer to the new complaint with the Court on April 27, 2015. The Court conducted a Markman hearing on March 23, 2016. Mediation was held on August 11, 2016, but no agreement could be reached. The Court issued a Markman decision on August 30, 2016, in which it found all asserted product claims invalid as indefinite under applicable patent laws and construed several additional claim terms. The parties have completed fact and expert discovery with respect to the remaining asserted method claims. We have filed a motion for summary judgment of non-infringement of the remaining asserted patent claims and motions to exclude testimony from Spineology’s technical and damages experts. Spineology has filed a motion for summary judgment of infringement. On July 25, 2017, the Court granted our motion for summary judgment of non-infringement; denied Spineology’s motion for summary judgment of infringement; and denied all remaining motions as moot. The Court also entered judgment in our favor and against Spineology on all issues, thereby ending that case.
On September 13, 2016, we filed a civil action, Case No. 2:16-cv-02737-JPM, against Spineology in the U.S. District Court for the Western District of Tennessee alleging breach of contract, breach of implied warranty against infringement, and seeking a judicial declaration of indemnification from Spineology for patent infringement claims brought against us stemming from our sale and/or use of certain expandable reamers purchased from Spineology. Spineology filed a motion to dismiss on October 17, 2016, but withdrew the motion on November 28, 2016. On December 7, 2016, Spineology filed an answer to our complaint and counterclaims, including counterclaims relating to a 2004 non-disclosure agreement between Spineology and WMT. On December 28, 2016, we filed a motion to dismiss the counterclaims relating to that 2004 agreement. On January 4, 2017, Spineology filed a motion for summary judgment on certain claims set forth in our complaint. We have opposed that motion. On January 27, 2017, we filed a motion for summary judgment on certain issues pertaining to our indemnification claims. Spineology has opposed that motion. On July 7, 2017, the Court extended the deadlines for completing discovery until after it rules on those pending motions.
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

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

a declaratory judgment action in the United States District Court for the District of Delaware, Case No. 1:17-cv-00384, seeking declaratory judgment of non-infringement and invalidity of United States Patent Nos. 7,585,311; 8,100,942; and 8,109,969. On April 20, 2017, KFx filed an answer and counterclaim alleging we indirectly infringe, and induce infringement of, these patents.
Product Liability
We have received claims for personal injury against us associated with fractures of our PROFEMUR® long titanium modular neck product (PROFEMUR® Claims). As of June 25, 2017 there were approximately 30 pending U.S. lawsuits and approximately 60 pending non-U.S. lawsuits alleging such claims. The overall fracture rate for the product is low and the fractures appear, at least in part, to relate to patient demographics. Beginning in 2009, we began offering a cobalt-chrome version of our PROFEMUR® modular neck, which has greater strength characteristics than the alternative titanium version. Historically, we have reflected our liability for these claims as part of our standard product liability accruals on a case-by-case basis. However, during the quarter ended September 30, 2011, as a result of an increase in the number and monetary amount of these claims, management estimated our liability to patients in the United States and Canada who have previously required a revision following a fracture of a PROFEMUR® long titanium modular neck, or who may require a revision in the future. Management has estimated that this aggregate liability ranges from approximately $23.2 million to $26.6 million. Any claims associated with this product outside of the United States and Canada, or for any other products, will be managed as part of our standard product liability accrual methodology on a case-by-case basis.
Due to the uncertainty within our aggregate range of loss resulting from the estimation of the number of claims and related monetary payments, we have recorded a liability of $23.2 million, which represents the low-end of our estimated aggregate range of loss. We have classified $13.2 million of this liability as current in “Accrued expenses and other current liabilities,” as we expect to pay such claims within the next twelve months, and $10.0 million as non-current in “Other liabilities” on our consolidated balance sheet. We expect to pay the majority of these claims within the next three years.
We are aware that MicroPort has recalled certain sizes of its cobalt chrome modular neck products as a result of alleged fractures. As of June 25, 2017, there were five pending U.S. lawsuits and seven pending non-U.S. lawsuits against us alleging personal injury resulting from the fracture of a cobalt chrome modular neck. These claims will be managed as part of our standard product liability accrual methodology on a case-by-case basis.
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

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

As of June 25, 2017, there were approximately 1,300 lawsuits pending in the MDL and JCCP, and an additional 50 cases pending in various state courts. As of that date, we have also entered into approximately 1,000 so called "tolling agreements" with potential claimants who have not yet filed suit. The number of lawsuits pending in the MDL and JCCP and tolling agreements disclosed above includes the claims that have been resolved pursuant to the Master Settlement Agreement discussed below. Based on presently available information, we believe at least 350 of these lawsuits allege claims involving bilateral implants. As of June 25, 2017, there were also approximately 50 non-U.S. lawsuits pending. We believe we have data that supports the efficacy and safety of our metal-on-metal hip products.
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
The first bellwether trial in the MDL commenced on November 9, 2015 in Atlanta, Georgia. On November 24, 2015, the jury returned a verdict in favor of the plaintiff and awarded the plaintiff $1 million in compensatory damages and $10 million in punitive damages. We believe there were significant trial irregularities and vigorously contested the trial result. On December 28, 2015, we filed a post-trial motion for judgment as a matter of law or, in the alternative, for a new trial or a reduction of damages awarded. On April 5, 2016, the trial judge issued an order reducing the punitive damage award from $10 million to $1.1 million, but otherwise denied our motion. On May 4, 2016, we filed a notice of appeal with the United States Court of Appeals for the Eleventh Circuit. The United States Court of Appeals for the Eleventh Circuit heard oral arguments on January 26, 2017 and on March 20, 2017, the Eleventh Circuit Court of Appeals upheld the lower court’s verdict. On April 10, 2017, we filed a petition for rehearing en banc or for panel rehearing, which was denied. In light of this denial, we elected to forego a further appeal and paid the judgment in July 2017.
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
The MSA includes a 95% opt-in requirement, meaning the MSA could have been terminated by WMT prior to any settlement disbursement if claimants holding greater than 5% of eligible claims in the Final Settlement Pool elected to “opt-out” of the settlement. WMT has confirmed that of the 1,292 eligible claims, 1,279 opted to participate in the settlement and 13 opted out, resulting in a final opt-in percentage of approximately 99%, well in excess of the required 95% threshold. On March 2, 2017, WMT agreed to replace the 13 opt-out claims with 13 additional claims that would have been eligible to participate in the MSA but for the 1,292 claim limit, bringing the total MSA settlement to the maximum limit of $240 million to settle 1,292 claims. Due to apparent demand from additional claimants excluded from settlement because of the 1,292 claim ceiling, but otherwise eligible for participation, on May 15, 2017 WMT agreed to settle an additional 53 such claims, on terms substantially identical to the MSA settlement terms, for a maximum additional settlement amount of $9.4 million.
WMT has escrowed $150 million to secure its obligations under the MSA. As additional security, Wright Medical Group N.V., the indirect parent company of WMT, agreed to guarantee WMT’s obligations under the MSA.
The MSA (which reference includes the supplemental settlements described above) was entered into solely as a compromise of the disputed claims being settled and is not evidence that any claim has merit nor is it an admission of wrongdoing or liability by WMT. WMT will continue to vigorously defend metal-on-metal hip claims not settled pursuant to the MSA, although mediation efforts continue. As of June 25, 2017, we estimate there were approximately 800 outstanding metal-on-metal hip revision claims that would not be included in the MSA settlement, including approximately 250 claims with an implant duration of more than eight years, approximately 300 claims subject to possible statute of limitations preclusion, approximately 50 claims pending in U.S courts other than the MDL and JCCP, approximately 50 claims pending in non-U.S. courts, and approximately 150 claims (inclusive of the 53 claims referred to above) that would be eligible for inclusion in the settlement but for the participation limitations contained in the MSA. We also estimate that there were approximately 650 outstanding metal-on-metal hip non-revision claims as of June 25, 2017. These non-revision cases are excluded from the MSA.
As of June 25, 2017, our accrual for metal-on-metal claims totaled $271.4 million, of which $252.5 million is included in our condensed consolidated balance sheet within “Accrued expenses and other current liabilities” and $18.9 million is included within “Other liabilities.” Our accrual is based on (i) case by case accruals for specific cases where facts and circumstances warrant, including the $2.1 million accrual associated with the MDL bellwether verdict (which has since been paid), and (ii) the implied settlement values for eligible claims under the MSA. We are unable to reasonably estimate the high-end of a possible range of loss for claims which elected to opt-out of the MSA settlement. Claims we can confirm would meet MSA eligibility criteria but are excluded from settlement due to the $240 million maximum settlement cap, or because they are state cases not part of the MDL or JCCP, have been accrued as though included in the settlement. Due to the general uncertainties surrounding all metal-on metal claims as noted above, as well as insufficient information about individual claims, we are presently unable to reasonably estimate a range of loss for revision claims that (i) do not meet MSA eligibility criteria, or (ii) are future claims; hence we have not accrued for these claims at the present time.
The parties continue to mediate unresolved claims, which include claims that do not meet MSA eligibility criteria. In connection with these efforts, we have discussed with the Court-appointed attorneys representing the remaining plaintiffs in the MDL and JCCP a proposed resolution of substantially all remaining revision claims, subject to timely receipt of insurance proceeds and other contingencies. Although negotiations continue, a resolution of such revision claims, including the timely receipt of insurance proceeds, as well as the satisfaction of other contingencies, is not probable as of the date of this filing. We continue to believe the high-end of a possible range of loss for existing revision claims that do not meet MSA eligibility criteria will not, on an average per case basis, exceed the average per case accrual we take for revision claims we can confirm do meet MSA eligibility criteria. Future claims will be evaluated for accrual on a case by case basis using the accrual methodologies described above (which could change if future facts and circumstances warrant).
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
Management has recorded an insurance receivable of $7.4 million for the probable recovery of spending from the remaining carriers (other than the Three Settling Carriers) in excess of our retention for a single occurrence. As of June 25, 2017, we have received $71.7 million of insurance proceeds, and our insurance carriers have paid a total of $5.9 million directly to claimants in connection with various settlements, which represents amounts undisputed by the carriers. Our acceptance of these proceeds was not a waiver of any other claim we may have against the insurance carriers. However, the amount we ultimately receive will depend on the outcome of our dispute with the remaining carriers (other than the Three Settling Carriers) concerning the number of policy years available. We believe our contracts with the insurance carriers are enforceable for these claims; and, therefore, we believe it is probable we will receive additional recoveries from the remaining carriers. Settlement discussions with the remaining insurance carriers continue.
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
13. Restricted Cash
During the fourth quarter of 2016, WMT deposited $150.0 million into a restricted escrow account to secure its obligations under the MSA that WMT entered into in connection with the metal-on-metal hip litigation, as described in Note 12 to the condensed consolidated financial statements. All individual settlements under the MSA will be funded first from the escrow account and then, if all funds held in the escrow account have been exhausted, directly by WMT. Within 30 days of each funding request, unless WMT in good faith objects to the accuracy of any payment request, WMT will instruct the escrow agent to transfer funds from the restricted escrow account to a master account designated by plaintiffs’ counsel, who will then arrange for disbursements of individual settlement amounts. As of June 25, 2017, $150.0 million was in the restricted escrow account, and therefore, considered restricted cash under US GAAP. WMT expects to fund the majority of these settlements during the second half of 2017. See Note 12 to the condensed consolidated financial statements for further discussion regarding the MSA and the metal-on-metal hip litigation.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within our condensed consolidated balance sheets that sum to the totals of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	June 25, 2017	December 25, 2016
Cash and cash equivalents	$228,877	$262,265
Restricted cash	150,018	150,000
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$378,895	$412,265

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
Our U.S. Lower Extremities & Biologics segment consists of our operations focused on the sale in the United States of our lower extremities products, such as joint implants and bone fixation devices for the foot and ankle, and our biologics products used to support treatment of damaged or diseased bone, tendons, and soft tissues or to stimulate bone growth. Our U.S. Upper Extremities segment consists of our operations focused on the sale in the United States of our upper extremities products, such as joint implants and bone fixation devices for the shoulder, elbow, wrist, and hand, and products used across several anatomic sites to mechanically repair tissue-to-tissue or tissue-to-bone injuries and other ancillary products. Our International Extremities and Biologics segment consists of our operations focused on the sale outside the United States of all lower and upper extremities products, including associated biologics products.
Management measures segment profitability using an internal operating performance measure that excludes the impact of inventory step-up amortization and transaction and transition costs associated with acquisitions, as such items are not considered representative of segment results. We have determined that each reportable segment represents a reporting unit and, in accordance with ASC 350, requires an allocation of goodwill to each reporting unit.

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Selected financial information related to our segments is presented below for the three months ended June 25, 2017 and June 26, 2016 (in thousands):

	Three months ended June 25, 2017
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Corporate [1]	Total
Net sales from external customers	$74,319	$58,616	$46,758	$—	$179,693
Depreciation expense	3,014	2,534	2,710	5,420	13,678
Amortization expense	—	—	—	6,999	6,999
Segment operating income (loss)	$17,657	$18,879	$886	$(43,014)	$(5,592)
Other:
Transaction and transition expenses					3,201
Operating loss					(8,793)
Interest expense, net					18,339
Other income, net					(6,557)
Loss before income taxes					$(20,575)

	Three months ended June 26, 2016
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Corporate [1]	Total
Net sales from external customers	$70,645	$51,228	$48,843	$—	$170,716
Depreciation expense	2,874	2,671	2,634	5,091	13,270
Amortization expense	—	—	—	7,484	7,484
Segment operating income (loss)	$18,968	$16,849	$2,208	$(49,610)	$(11,585)
Other:
Inventory step-up amortization					10,387
Transaction and transition expenses					9,014
Legal settlement					1,800
Management changes					1,348
Costs associated with new convertible debt					234
Operating loss					(34,368)
Interest expense, net					13,024
Other income, net					(2,061)
Loss before income taxes					$(45,331)

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Selected financial information related to our segments is presented below for the six months ended June 25, 2017 and June 26, 2016 (in thousands):

	Six months ended June 25, 2017
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Corporate [1]	Total
Net sales from external customers	$149,313	$115,777	$91,794	$—	$356,884
Depreciation expense	6,209	4,949	5,241	10,725	27,124
Amortization expense	—	—	—	14,396	14,396
Segment operating income (loss)	$38,482	$36,367	$3,204	$(90,271)	$(12,218)
Other:
Transaction and transition expenses					6,173
Operating loss					(18,391)
Interest expense, net					36,534
Other expense, net					1,418
Loss before income taxes					$(56,343)

	Six months ended June 26, 2016
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Corporate [1]	Total
Net sales from external customers	$143,905	$102,512	$93,590	$—	$340,007
Depreciation expense	5,689	5,219	5,455	9,757	26,120
Amortization expense	—	—	—	13,941	13,941
Segment operating income (loss)	$39,833	$34,135	$3,785	$(98,970)	$(21,217)
Other:
Inventory step-up amortization					20,616
Transaction and transition expenses					19,847
Legal settlement					1,800
Management changes					1,348
Costs associated with new convertible debt					234
Operating loss					(65,062)
Interest expense, net					24,878
Other income, net					(3,129)
Loss before income taxes					$(86,811)

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

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Net sales by geographic region are as follows (in thousands):

	Three months ended
Net sales by geographic region:	June 25, 2017	June 26, 2016
United States	$132,936	$121,873
EMEA	29,599	32,192
Other	17,158	16,651
Total	$179,693	$170,716

	Six months ended
Net sales by geographic region:	June 25, 2017	June 26, 2016
United States	$265,090	$246,417
EMEA	59,810	63,347
Other	31,984	30,243
Total	$356,884	$340,007
Assets in the U.S. Upper Extremities, U.S. Lower Extremities & Biologics, and International Extremities & Biologics segments are those assets used exclusively in the operations of each business segment or allocated when used jointly. Assets in the Corporate category are principally cash and cash equivalents, derivative assets, property, plant and equipment associated with our corporate headquarters, assets associated with discontinued operations, product liability insurance receivables, and assets associated with income taxes. Total assets by business segment as of June 25, 2017 and December 25, 2016 are as follows (in thousands):

	June 25, 2017
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Corporate	Total
Total assets	$469,260	$840,008	$288,261	$693,942	$2,291,471

	December 25, 2016
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Corporate	Total
Total assets	$491,531	$845,102	$264,680	$689,273	$2,290,586

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition for the three and six months ended June 25, 2017. This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements, our Annual Report on Form 10-K for the year ended December 25, 2016, which includes additional information about our critical accounting policies and practices and risk factors, and "Special Note Regarding Forward-Looking Statements."
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
References in this section to "we," "our" and "us" refer to Wright Medical Group N.V. and its subsidiaries after the Wright/Tornier merger and Wright Medical Group, Inc. and its subsidiaries before the merger. Our fiscal year runs from the first Monday after the last Sunday of December of a year and ends on the last Sunday of December of the following year. The three and six months ended June 25, 2017 and June 26, 2016 each consisted of thirteen and twenty-six weeks, respectively.
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
Our principal upper extremities products include the AEQUALIS ASCEND® and SIMPLICITI® total shoulder replacement systems, the AEQUALIS® REVERSED II™ reversed shoulder system, and the AEQUALIS ASCEND® FLEX™ convertible shoulder system. SIMPLICITI® is the first minimally invasive, ultra-short stem total shoulder available in the United States. In December 2016, we received FDA 510(k) clearance of our AEQUALIS® PERFORM™ REVERSED Glenoid System, our first reverse augmented glenoid, and we commercially launched it during the first quarter of 2017. We continue to release new options for our BluePrint 3D Planning software.
Our principal lower extremities products include the INBONE® and INFINITY® Total Ankle Replacement Systems. In July 2017, we commercially launched our most recent total ankle replacement product, the INVISION™ Total Ankle Revision System, the ORTHOLOC 3Di Ankle Fracture Low Profile System and the MICATM Minimally-Invasive Foot and Ankle System. We also plan to launch line extensions for our SALVATION Limb Salvage System in the second half of 2017.
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
Significant Quarterly Business Developments. During the first half of 2017, we selectively expanded our U.S. sales force by adding additional direct quota-carrying representatives, primarily weighted towards the lower extremities business. Of these new direct quota-carrying representatives, most of them were current associate sales representatives that moved up to be quota-carrying representatives.
During 2017, we intend to transfer our U.S. upper extremities inventory into a hub network, similar to how we operate our U.S. lower extremities inventory. We believe this will enable us to have more control and visibility over the performance of our field inventory and instrument sets, resulting in an increase in our set turns and a reduction in our field inventory days on hand and improve sales representative productivity. We made progress on this key initiative during the first half of 2017 and as of the end of the second quarter of 2017, we have moved approximately half of the U.S. upper extremities direct sales districts into the hubs. We also made progress during second quarter of 2017 on our key initiative to reduce the amount of inventory delivered for surgery.
Financial Highlights. Net sales increased 5.3% totaling $179.7 million in the second quarter of 2017, compared to $170.7 million in the second quarter of 2016, driven primarily by 9% growth in our U.S. net sales.
Our U.S. net sales increased $11.1 million, or 9%, in the second quarter of 2017 as compared to the second quarter of 2016, driven primarily by the continued success of the SIMPLICITI® shoulder system, our AUGMENT® Bone Graft product, and our INFINITY® total ankle replacement system.
Our international net sales decreased $2.1 million, or 4%, in the second quarter of 2017 as compared to the second quarter of 2016, as 9% growth in our direct markets was offset by a $1.8 million unfavorable impact from foreign currency exchange rates.
In the second quarter of 2017, our net loss from continuing operations totaled $21.0 million, compared to a net loss from continuing operations of $42.0 million for the second quarter of 2016. This decrease in net loss from continuing operations was primarily driven by the following:

•	$8.3 million, net of tax, decrease in non-cash amortization of inventory step-up fair value adjustment associated with the Wright/Tornier merger;

•	$5.8 million decrease in transaction and transition expenses;

•
$4.5 million increase in other income, primarily driven by changes in fair value adjustments associated with derivative assets and liabilities and the CVRs issued in the BioMimetic acquisition, as well as 2016 write-offs of unamortized debt discount and deferred financing charges associated with the portion of the 2017 Notes and 2020 Notes that were extinguished; and

•	improved profitability due to manufacturing efficiencies and leverage of fixed corporate spending
The favorable changes in net loss from continuing operations were partially offset by:

•
$5.3 million of incremental interest expense, due to non-cash interest expense associated with the amortization of the discount on the 2021 Notes that were issued in the second quarter of 2016 and cash interest expense associated with the borrowings under our asset-based line of credit facility (ABL Facility) established in the fourth quarter of 2016.

Opportunities and Challenges. We intend to continue to leverage the global strengths of both our legacy Wright and legacy Tornier product brands as a pure-play extremities and biologics business. We believe our leadership has been and will continue to be further enhanced by the FDA approval of AUGMENT® Bone Graft, a biologic solution that adds additional depth to one of the most comprehensive extremities product portfolios in the industry, as well as provides a platform technology for future new product development. We believe the highly complementary nature of legacy Wright’s and legacy Tornier’s businesses gives significant diversity and scale across a range of geographies and product categories. We believe we are differentiated in the marketplace by our strategic focus on extremities and biologics, our full portfolio of upper and lower extremities and biologics products, and our specialized and focused sales organization.
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

Results of Operations
Comparison of the three months ended June 25, 2017 to the three months ended June 26, 2016
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

	Three months ended
	June 25, 2017		June 26, 2016
	Amount	% of net sales	Amount	% of net sales
Net sales	$179,693	100.0%	$170,716	100.0%
Cost of sales [1,2]	38,122	21.2%	49,009	28.7%
Gross profit	141,571	78.8%	121,707	71.3%
Operating expenses:
Selling, general and administrative [1]	130,818	72.8%	136,483	79.9%
Research and development [1]	12,547	7.0%	12,108	7.1%
Amortization of intangible assets	6,999	3.9%	7,484	4.4%
Total operating expenses	150,364	83.7%	156,075	91.4%
Operating loss	(8,793)	(4.9)%	(34,368)	(20.1)%
Interest expense, net	18,339	10.2%	13,024	7.6%
Other income, net	(6,557)	(3.6)%	(2,061)	(1.2)%
Loss from continuing operations before income taxes	(20,575)	(11.5)%	(45,331)	(26.6)%
Provision (benefit) for income taxes	385	0.2%	(3,300)	(1.9)%
Net loss from continuing operations	$(20,960)	(11.7)%	$(42,031)	(24.6)%
Loss from discontinued operations, net of tax	(20,202)		(187,329)
Net loss	$(41,162)		$(229,360)
__________________________

[1]	These line items include the following amounts of non-cash, share-based compensation expense for the periods indicated:

	Three months ended
	June 25, 2017	% of net sales	June 26, 2016	% of net sales
Cost of sales	$132	0.1%	$42	—%
Selling, general and administrative	4,323	2.4%	2,852	1.7%
Research and development	277	0.2%	162	0.1%

[2]	Cost of sales includes amortization of inventory step-up adjustment of $10.4 million for the three months ended June 26, 2016.

The following tables set forth our net sales by product line for the U.S. and International for the periods indicated (in thousands) and the percentage of year-over-year change:

	Three months ended
	June 25, 2017	June 26, 2016	% change
U.S.
Lower extremities	$54,348	$52,008	4.5%
Upper extremities	57,535	49,909	15.3%
Biologics	19,273	17,792	8.3%
Sports med & other	1,780	2,164	(17.7)%
Total U.S.	$132,936	$121,873	9.1%

International
Lower extremities	$14,767	$16,241	(9.1)%
Upper extremities	22,987	23,940	(4.0)%
Biologics	5,129	4,867	5.4%
Sports med & other	3,874	3,795	2.1%
Total International	$46,757	$48,843	(4.3)%

Total net sales	$179,693	$170,716	5.3%
Net sales
U.S. Sales. U.S. net sales totaled $132.9 million in the second quarter of 2017, a 9% increase from $121.9 million in the second quarter of 2016, primarily due to continued growth in our U.S. upper extremities business. U.S. sales represented approximately 74.0% of total net sales in the second quarter of 2017, compared to 71.4% of total net sales in the second quarter of 2016.
Our U.S. lower extremities net sales increased to $54.3 million in the second quarter of 2017 from $52.0 million in the second quarter of 2016, representing growth of 4.5%, driven by continued growth in our total ankle replacement products, as well as sales from the recent launch of our SALVATION® limb salvage system for treating Charcot foot and limb salvage cases, partially offset by anticipated continued declines in sales of legacy Tornier foot and ankle systems due to merger-related sales dis-synergies and distraction caused by the addition of new direct quota-carrying representatives.
Our U.S. upper extremities net sales increased to $57.5 million in the second quarter of 2017 from $49.9 million in the second quarter of 2016, representing growth of 15%. This growth was driven by our innovative shoulder product portfolio, including continued success of the SIMPLICITI® shoulder system and the recent launch of our PERFORM™ Reversed Glenoid System.
Our U.S. biologics net sales totaled $19.3 million in the second quarter of 2017, representing an 8% increase over the second quarter of 2016, driven primarily by continued sales volume growth of AUGMENT® Bone Graft, partially offset by declines in our other biologic products.
International Sales. Net sales in our international regions totaled $46.8 million in the second quarter of 2017, compared to $48.8 million in the second quarter of 2016. This 4% decrease was due to a $1.8 million unfavorable impact from foreign currency exchange rates (a 4 percentage point unfavorable impact to international sales growth rate).
Our international lower extremities net sales decreased 9% to $14.8 million in the second quarter of 2017 from $16.2 million in the second quarter of 2016. This decrease was primarily due to a $0.7 million unfavorable impact from foreign currency exchange rates (a 4 percentage point unfavorable impact to international lower extremities sales growth rate). Sales also decreased due to lower sales volumes to stocking distributors and timing of stocking orders. These decreases were partially offset by a 7% increase in sales in our direct markets in Europe.
Our international upper extremities net sales decreased 4% to $23.0 million in the second quarter of 2017 from $23.9 million in the second quarter of 2016, driven primarily by a $0.8 million unfavorable impact from foreign currency exchange rates (a 3 percentage point unfavorable impact to international upper extremities sales growth rate). Sales also decreased due to timing of stocking orders to our stocking distributors. These decreases were mostly offset by a 10% increase in sales in our direct markets in Europe and a combined 23% increase in our Japan and Australia direct markets.

Our international biologics net sales increased 5% to $5.1 million in the second quarter of 2017 from $4.9 million in the second quarter of 2016. This increase was attributable to increased volumes to our stocking distributors, and was partially offset by a $0.1 million unfavorable impact from foreign currency exchange rates (a 2 percentage point unfavorable impact to international biologics sales growth rate).
Cost of sales
Our cost of sales totaled $38.1 million, or 21.2% of net sales, in the second quarter of 2017, compared to $49.0 million, or 28.7% of net sales, in the second quarter of 2016, representing a decrease of 7.5 percentage points as a percentage of net sales. This decrease was primarily driven by $10.4 million (6.1% of net sales) of inventory step-up amortization and a $2.0 million (1.1% of net sales) provision for excess and obsolete inventory associated product rationalization initiatives in the second quarter of 2016 associated with inventory acquired from the Wright/Tornier merger. The remaining decrease in cost of sales as a percentage of net sales was driven by manufacturing efficiencies as compared to the prior year period.
Selling, general and administrative
Our selling, general and administrative expenses totaled $130.8 million, or 72.8% of net sales, in the second quarter of 2017, compared to $136.5 million, or 79.9% of net sales, in the second quarter of 2016. These decreases were driven primarily by the decrease in spending on transition and transaction costs which totaled $3.1 million (1.7% of net sales) and $7.0 million (4.1% of net sales) for the second quarter of 2017 and 2016, respectively. The remaining decrease as a percentage of net sales was primarily driven by leverage of relatively flat general and administrative expenses over increased net sales.
Research and development
Our research and development expense totaled $12.5 million in the second quarter of 2017 compared to $12.1 million in the second quarter of 2016. Research and development costs remained constant at approximately 7% of net sales.
Our research and development expenses are estimated to range from 7% to 8% as a percentage of net sales in 2017.
Amortization of intangible assets
Charges associated with amortization of intangible assets totaled $7.0 million in the second quarter of 2017, compared to $7.5 million in the second quarter of 2016. Based on intangible assets held at June 25, 2017, we expect amortization expense to be approximately $28.3 million for the full year of 2017, $23.2 million in 2018, $21.1 million in 2019, $20.5 million in 2020, and $20.3 million in 2021.
Interest expense, net
Interest expense, net, totaled $18.3 million in the second quarter of 2017 and $13.0 million in the second quarter of 2016. Increased interest expense was driven by the increase in debt outstanding following the issuance of the 2021 Notes late in the second quarter of 2016 and borrowings under our ABL Facility established in the fourth quarter of 2016. Our interest expense in the second quarter of 2017 related primarily to non-cash interest expense associated with the amortization of the discount on the 2021 Notes and 2020 Notes of $4.5 million and $6.8 million, respectively; amortization of deferred financing charges on the 2021 Notes, 2020 Notes, 2017 Notes, and our ABL Facility totaling $1.2 million; and cash interest expense primarily associated with the coupon on the 2021 Notes, 2020 Notes, and 2017 Notes, and our ABL Facility totaling $5.7 million. Our interest expense in the second quarter of 2016 related primarily to non-cash interest expense associated with the amortization of the discount on the 2021 Notes and 2020 Notes of $1.4 million and $6.6 million, respectively, non-cash interest expense associated with the amortization of deferred financing charges on the 2021 Notes, 2020 Notes, and 2017 Notes totaling $0.9 million; and cash interest expense primarily associated with the coupon on the 2021 Notes, 2020 Notes, and 2017 Notes totaling $4.2 million.
Other income, net
Other income, net totaled $6.6 million in the second quarter of 2017, compared to $2.1 million of other income, net in the second quarter of 2016.
In the second quarter of 2017, other income, net, primarily consisted of:

•	an unrealized gain of $3.9 million for the mark-to-market adjustment on CVRs issued in connection with the BioMimetic acquisition, and

•	an unrealized gain of $4.3 million for the net mark-to-market adjustments on our derivative assets and liabilities.
In the second quarter of 2016, other income, net primarily consisted of:

•	an unrealized gain of $16.6 million for the net mark-to-market adjustments on and settlements of our derivative assets and liabilities; partially offset by

•
a $12.3 million charge for the write-off of unamortized deferred financing fees and debt discount associated with the extinguishment of $45 million of the 2020 Notes and $58 million of the 2017 Notes, and

•	an unrealized loss of $1.4 million for the mark-to-market adjustment on CVRs issued in connection with the acquisition of BioMimetic.
Provision/(benefit) for income taxes
We recorded a tax provision of $0.4 million in the second quarter of 2017, compared to a tax benefit of $3.3 million in the second quarter of 2016. Our income tax expense during the second quarter of 2017 is the result of net earnings in jurisdictions for which we do not have a valuation allowance.  We are unable to recognize a tax benefit in jurisdictions where we are incurring losses (primarily the U.S.) due to the valuation allowance on our net deferred tax assets.  During the second quarter of 2016, we recognized a $2.3 million tax benefit relating to the resolution of an IRS audit. The remaining tax benefit primarily related to losses in jurisdictions where we do not have a valuation allowance.
Loss from discontinued operations, net of tax
Loss from discontinued operations, net of tax, consists primarily of the costs associated with legal defense, income/loss associated with product liability insurance recoveries/denials, and changes to any contingent liabilities associated with the OrthoRecon business that was sold to MicroPort and, to a lesser degree, costs associated with the Large Joints business that was sold to Corin. During the second quarter of 2017, we recognized a $6.0 million charge for certain retained metal-on-metal product liability claims associated with the OrthoRecon business. During the second quarter of 2016, we recognized a $150 million charge for certain retained metal-on-metal product liability claims associated with the OrthoRecon business and a $21.9 million loss on impairment related to the Large Joints business. See Note 3 and Note 12 to our condensed consolidated financial statements for further discussion regarding our discontinued operations and our retained contingent liabilities associated with the OrthoRecon business.
Comparison of the six months ended June 25, 2017 to the six months ended June 26, 2016
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

	Six months ended
	June 25, 2017		June 26, 2016
	Amount	% of net sales	Amount	% of net sales
Net sales	$356,884	100.0%	$340,007	100.0%
Cost of sales [1,2]	75,248	21.1%	95,675	28.1%
Gross profit	281,636	78.9%	244,332	71.9%
Operating expenses:
Selling, general and administrative [1]	260,652	73.0%	271,229	79.8%
Research and development [1]	24,979	7.0%	24,224	7.1%
Amortization of intangible assets	14,396	4.0%	13,941	4.1%
Total operating expenses	300,027	84.1%	309,394	91.0%
Operating loss	(18,391)	(5.2)%	(65,062)	(19.1)%
Interest expense, net	36,534	10.2%	24,878	7.3%
Other expense (income), net	1,418	0.4%	(3,129)	(0.9)%
Loss from continuing operations before income taxes	(56,343)	(15.8)%	(86,811)	(25.5)%
Provision (benefit) for income taxes	1,324	0.4%	(4,588)	(1.3)%
Net loss from continuing operations	$(57,667)	(16.2)%	$(82,223)	(24.2)%
Loss from discontinued operations, net of tax	(42,194)		(195,135)
Net loss	$(99,861)		$(277,358)
__________________________

[1]	These line items include the following amounts of non-cash, share-based compensation expense for the periods indicated:

	Six months ended
	June 25, 2017	% of net sales	June 26, 2016	% of net sales
Cost of sales	$251	0.1%	$175	0.1%
Selling, general and administrative	7,979	2.2%	5,902	1.7%
Research and development	456	0.1%	296	0.1%

[2]	Cost of sales includes amortization of inventory step-up adjustment of $20.6 million for the six months ended June 26, 2016.
The following tables set forth our net sales by product line for the U.S. and International for the periods indicated (in thousands) and the percentage of year-over-year change:

	Six months ended
	June 25, 2017	June 26, 2016	% change
U.S.
Lower extremities	$109,809	$107,286	2.4%
Upper extremities	113,493	99,910	13.6%
Biologics	37,907	34,920	8.6%
Sports med & other	3,881	4,301	(9.8)%
Total U.S.	$265,090	$246,417	7.6%

International
Lower extremities	$28,409	$31,783	(10.6)%
Upper extremities	45,409	44,915	1.1%
Biologics	10,300	9,065	13.6%
Sports med & other	7,676	7,827	(1.9)%
Total International	$91,794	$93,590	(1.9)%

Total net sales	$356,884	$340,007	5.0%
Net sales
U.S. Sales. U.S. net sales totaled $265.1 million in the first six months of 2017, an 8% increase from $246.4 million in the first six months of 2016, primarily due to continued growth in our U.S. upper extremities business. U.S. sales represented approximately 74.3% of total net sales in the first six months of 2017, compared to 72.5% of total net sales in the first six months of 2016.
International Sales. International net sales totaled $91.8 million in the first six months of 2017 compared to $93.6 million in the first six months of 2016. This 2% decrease was due to a $3.4 million unfavorable impact from foreign currency exchange rates (a 4 percentage point unfavorable impact to sales growth rate), as a 6% increase in our direct markets was mostly offset by unfavorable timing of stocking distributor orders.
Cost of sales
Our cost of sales as a percentage of net sales decreased to 21.1% in the first six months of 2017, as compared to 28.1% in the first six months of 2016. This decrease was primarily driven by $20.6 million (6.0% of net sales) of inventory step-up amortization and a $2.0 million (0.6% of net sales) provision for excess and obsolete inventory associated product rationalization initiatives in the first six months of 2016 associated with inventory acquired from the Wright/Tornier merger. The remaining decrease in cost of sales as a percentage of net sales was driven by manufacturing efficiencies as compared to the prior year period.
Operating expenses
As a percentage of net sales, operating expenses decreased to 84.1% in the first six months of 2017, compared to 91.0% in the first six months of 2016. This decrease was driven primarily by the decrease in spending on transition and transaction costs, as well as leverage of relatively flat general and administrative expenses over increased net sales.

Provision/(benefit) for income taxes
We recorded an income tax provision of $1.3 million in the first six months of 2017, compared to a tax benefit of $4.6 million in the first six months of 2016. The 2017 tax expense is the result of net earnings in jurisdictions for which we do not have a valuation allowance. Our 2016 tax benefit includes a $2.3 million tax benefit related to the resolution of an IRS tax audit as well as the recognition of net losses in jurisdictions we do not have a valuation allowance.
Loss from discontinued operations, net of tax
Loss from discontinued operations, net of tax, consists primarily of the costs associated with legal defense, income/loss associated with product liability insurance recoveries/denials, and changes to any contingent liabilities associated with the OrthoRecon business that was sold to MicroPort and, to a lesser degree, costs associated with the Large Joints business that was sold to Corin. During the second quarter of 2016, we recognized a $150 million charge for certain retained metal-on-metal product liability claims associated with the OrthoRecon business and a $21.9 million loss on impairment related to the Large Joints business. See Note 3 and Note 12 to our condensed consolidated financial statements for further discussion regarding our discontinued operations and our retained contingent liabilities associated with the OrthoRecon business.
Reportable segments
The following tables set forth, for the periods indicated, net sales and operating income of our reportable segments expressed as dollar amounts (in thousands) and as a percentage of net sales:

	Three months ended June 25, 2017
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics
Net sales	$74,319	$58,616	$46,758
Operating income	$17,657	$18,879	$886
Operating income as a percent of net sales	23.8%	32.2%	1.9%

	Three months ended June 26, 2016
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics
Net sales	$70,645	$51,228	$48,843
Operating income	$18,968	$16,849	$2,208
Operating income as a percent of net sales	26.8%	32.9%	4.5%

	Six months ended June 25, 2017
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics
Net sales	$149,313	$115,777	$91,794
Operating income	$38,482	$36,367	$3,204
Operating income as a percent of net sales	25.8%	31.4%	3.5%

	Six months ended June 26, 2016
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics
Net sales	$143,905	$102,512	$93,590
Operating income	$39,833	$34,135	$3,785
Operating income as a percent of net sales	27.7%	33.3%	4.0%
Net sales of our U.S. lower extremities and biologics segment increased $3.7 million and $5.4 million in the three and six months ended June 25, 2017, respectively, as compared to the three and six months ended June 26, 2016. These increases were driven by net sales growth in our total ankle replacement products, as well as sales from the recent launch of our SALVATION® limb salvage system for treating Charcot foot and limb salvage cases and sales of AUGMENT® Bone Graft, which was commercially launched in the fourth quarter of 2015. Operating income of our U.S. lower extremities and biologics segment decreased for the three and six months ended June 25, 2017, compared to the three and six months ended June 26, 2016 primarily due to investments in research and development for product development and clinical studies, as well as higher levels of selling, general and administrative expenses to support certain growth initiatives.
Net sales of our U.S. upper extremities segment increased $7.4 million and $13.3 million in the three and six months ended June 25, 2017, respectively, as compared to the three and six months ended June 26, 2016. Operating income of our U.S. upper extremities segment increased $2.0 million and $2.2 million in the three and six months ended June 25, 2017, respectively, as compared to the three and six months ended June 26, 2016. These increases were driven by our innovative shoulder product portfolio, including continued success of the SIMPLICITI® shoulder system.
Net sales of our International extremities and biologics segment decreased $2.1 million and $1.8 million in the three and six months ended June 25, 2017, respectively, as compared to the three and six months ended June 26, 2016, primarily due to unfavorable impact from foreign currency exchange rates, offset by continued growth in our international upper extremities business. Operating income of our International extremities and biologics segment decreased $1.3 million and $0.6 million in the three and six months ended June 25, 2017, respectively, as compared to the three and six months ended June 26, 2016, primarily driven by timing of sales to our stocking distributors.
Liquidity and Capital Resources
The following table sets forth, for the periods indicated, certain liquidity measures (in thousands):

	June 25, 2017	December 25, 2016
Cash and cash equivalents	$228,877	$262,265
Restricted cash	150,018	150,000
Working capital	223,282	285,107
Operating Activities. Cash used in operating activities totaled $10.8 million and $23.3 million in the first six months of 2017 and 2016, respectively. The decrease in cash used in operating activities in the first six months of 2017 compared to the first six months of 2016 was due primarily to improved cash profitability, driven by lower levels of transaction and transition expenses and leverage of relatively flat general and administrative expenses over increased net sales.
Investing Activities. Our capital expenditures totaled $31.4 million and $24.8 million in the first six months of 2017 and 2016, respectively. Historically, our capital expenditures have consisted principally of surgical instrumentation, purchased manufacturing equipment, research and testing equipment, and computer systems. We expect to incur capital expenditures of approximately $50 million in 2017.
Financing Activities. During the first six months of 2017, cash provided by financing activities totaled $8.2 million, compared to $238.0 million in the first six months of 2016. Cash provided by financing activities in the first six months of 2017 was primarily attributable to $19.7 million cash received from the issuance of ordinary shares in connection with option exercises, offset by $9.4 million of net payments due to timing of the weekly lockbox repayment/re-borrowing arrangement underlying the ABL Facility. During the first six months of 2016, cash provided by financing was primarily attributable to the proceeds received from the issuance of the 2021 cash convertible notes, partially offset by the partial settlement of previously outstanding convertible notes.
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
During the first six months of 2017 and 2016, cash used in the former OrthoRecon business was approximately $17.7 million and $15.8 million, respectively, for legal defense costs and settlement of product liability claims. Cash used in operating activities from the Large Joints business totaled $1.3 million for the six months ended June 25, 2017. Cash provided by operating activities from the Large Joints business totaled $4.1 million for the six months ended June 26, 2016.
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
On December 23, 2016, we, together with WMG and certain of our other wholly-owned U.S. subsidiaries, entered into a Credit, Security and Guaranty Agreement (ABL Credit Agreement) with Midcap Financial Trust, as administrative agent (Agent) and a lender and the additional lenders from time to time party thereto. The ABL Credit Agreement provides for a $150 million senior secured asset-based line of credit, subject to the satisfaction of a borrowing base requirement (ABL Facility). The ABL Facility may be increased by up to $100 million upon our request, subject to the consent of the Agent and each of the other lenders providing such increase and the satisfaction of customary conditions. We are required to maintain net revenue at or above specified minimum levels, to maintain liquidity in the United States above a specified level and to comply with other covenants under the ABL Credit Agreement. We are in compliance with all covenants as of June 25, 2017. As of June 25, 2017, we had $21.1 million in borrowings outstanding under the ABL Facility and $128.9 million in unused availability under the ABL Facility.
On November 1, 2016, Wright Medical Technology, Inc. (WMT) entered into a Master Settlement Agreement (MSA) with Court-appointed attorneys representing plaintiffs in the metal-on-metal hip replacement product liability litigation pending before the United States District Court for the Northern District of Georgia (the MDL) and the California State Judicial Counsel Coordinated Proceedings (the JCCP). Under the terms of the MSA, the parties agreed to settle 1,292 specifically identified claims associated with CONSERVE®, DYNASTY® and LINEAGE® products that meet the eligibility requirements of the MSA and are either pending in the MDL or JCCP, or subject to court-approved tolling agreements in the MDL or JCCP, for a settlement amount of $240 million. As of June 25, 2017, our accrual for metal-on-metal claims totaled $271.4 million, of which $252.5 million is included in our condensed consolidated balance sheet within “Accrued expenses and other current liabilities” and $18.9 million is included within “Other liabilities.”  As of December 25, 2016, our accrual for metal-on-metal claims totaled $256.7 million, of which $242.8 million is included in our condensed consolidated balance sheet within “Accrued expenses and other current liabilities” and $13.9 million is included within “Other liabilities.” See Note 12 to our condensed consolidated financial statements for additional discussion regarding the MSA and our accrual methodologies for the metal-on-metal hip replacement product liability claims.
During the fourth quarter of 2016, WMT deposited $150 million into a restricted escrow account to secure its obligations under the MSA. All individual settlements under the MSA will be funded first from the escrow account and then, if all funds held in the escrow account have been exhausted, directly by WMT. As of both June 25, 2017 and December 25, 2016, $150 million was in the restricted escrow account, and therefore, considered restricted cash under U.S. GAAP. WMT expects to fund the majority of these settlements during the second half of 2017. See Note 12 and Note 13 to our condensed consolidated financial statements for further discussion regarding the MSA, the metal-on-metal hip litigation and the funding for such claims.
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
Although it is difficult for us to predict our future liquidity requirements, we believe that our cash, cash equivalents and restricted cash balance of approximately $378.9 million, together with $128.9 million in availability under the ABL Facility, as of June 25, 2017 will be sufficient for at least the next 12 months to fund our working capital requirements and operations, permit anticipated capital expenditures during the remainder of 2017, pay retained metal-on-metal product and other liabilities of the OrthoRecon business, including without limitation amounts under the MSA, fund contingent considerations including without limitation the up to $42 million CVR milestone payment, and meet our anticipated contractual cash obligations in 2017. We may face liquidity challenges during the next few years in light of anticipated significant contingent liabilities and financial obligations and commitments, including among others, acquisition-related contingent consideration payments, payments related to our outstanding indebtedness, and costs and payments related to pending litigation.
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
The current IPRD projects we acquired in our BioMimetic acquisition and the Wright/Tornier merger are as follows:

•
AUGMENT® Injectable Bone Graft (Augment Injectable) combines rhPDGF-BB with an injectable bone matrix, and is targeted to be used in either open (surgical) treatment of fusions and fractures or closed (non-surgical) or minimally invasive treatment of fractures. AUGMENT® Injectable can be injected into a fusion or fracture site during an open surgical procedure, or it can be injected through the skin into a fracture site, in either case locally delivering rhPDGF-BB to promote fusion or fracture repair. Our initial clinical development program for AUGMENT® Injectable has focused on securing regulatory approval for open indications in the United States and in several markets outside the United States. We currently estimate it could take one to three years to complete this project. We have incurred expenses of approximately $5.4 million for AUGMENT® Injectable since the date of acquisition and $0.2 million in the three months ended June 25, 2017. We are currently pursuing approval with a PMA Panel Track Supplement. This does not necessarily result in a panel meeting, but it affords the FDA additional time to review the submission beyond 180 days.

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
Borrowings under our ABL Facility bear interest at variable rates. The interest rate margin applicable to borrowings under the ABL Facility is, at the option of the Borrowers, equal to either (a) 3.25% for base rate loans or (b) 4.25% for LIBOR rate loans, subject to a 0.75% LIBOR floor. As of June 25, 2017, we had $21.1 million of borrowings under our ABL Facility. Based upon this debt level, and the LIBOR floor on our interest rate, a 100 basis point increase in the annual interest rate on such borrowings would have an immaterial impact on our interest expense on an annual basis.
On June 25, 2017, we had invested cash, cash equivalents, and restricted cash of approximately $378.9 million. We believe that a 10 basis point change in interest rates is reasonably possible in the near term. Based on our current level of investment, an increase or decrease of 10 basis points in interest rates would have an annual impact of approximately $0.4 million to our interest income.
As of June 25, 2017, we had outstanding $2.0 million, $587.5 million, and $395 million principal amount of our 2017 Notes, 2020 Notes, and 2021 Notes, respectively. We carry these instruments at face value less unamortized discount and unamortized debt issuance costs on our condensed consolidated balance sheets. Since these instruments bear interest at a fixed rate, we have no financial statement risk associated with changes in interest rates. However, the fair value of these instruments fluctuates when interest rates change, and when the market price of our ordinary shares fluctuates. We do not carry the 2017 Notes, 2020 Notes, and 2021 Notes at fair value, but present the fair value of the principal amount of our 2017 Notes, 2020 Notes, and 2021 Notes for disclosure purposes.
Equity Price Risk
The 2017 Notes include conversion and settlement provisions that are based on the price of our ordinary shares and prior to the Wright/Tornier merger, WMG common stock, at conversion or at maturity of the notes. On February 13, 2015, WMG issued $632.5 million of the 2020 Notes, which generated net proceeds of approximately $613 million. Approximately $292 million of the net proceeds from the 2020 Notes offering were used to repurchase approximately $240 million aggregate principal amount of the 2017 Notes in privately negotiated transactions. In addition, all of the 2017 Notes Hedges were settled and all of the warrants associated with the 2017 Notes were repurchased, generating net proceeds of approximately $10 million. On May 20, 2016, we issued $395 million aggregate principal amount of the 2021 Notes. Concurrently with the issuance and sale of the 2021 Notes, certain holders of $54.4 million aggregate principal amount of the 2017 Notes exchanged their 2017 Notes for the 2021 Notes. Approximately $3.7 million of the net proceeds from the 2021 Notes offering were subsequently used to repurchase approximately $3.6 million aggregate principal amount of the 2017 Notes in privately negotiated transactions. As of June 25, 2017, we had approximately $2.0 million in outstanding debt under the 2017 Notes. The following table shows the amount of cash that we would be required to provide holders of the 2017 Notes upon maturity assuming various closing prices of our ordinary shares at the date of maturity:

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

(in thousands)
	Fair value of security given a 10% decrease in share price	Fair value of security as of June 25, 2017	Fair value of security given a 10% increase in share price
2017 Notes Conversion Derivative (Liability)	$75	$215	$409
The holders of the 2020 Notes may convert their 2020 Notes into cash upon the satisfaction of certain circumstances as described in Note 8. The conversion and settlement provisions of the 2020 Notes are based on the price of our ordinary shares at conversion or at maturity of the notes. In addition, the hedges and warrants associated with these convertible notes also include settlement provisions that are based on the price of our ordinary shares. The amount of cash we may be required to pay, or the number of shares we may be required to provide to note holders at conversion or maturity of these notes, is determined by the price of our ordinary shares. The amount of cash that we may receive from hedge counterparties in connection with the related hedges and the number of shares that we may be required to provide warrant counterparties in connection with the related warrants are also determined by the price of our ordinary shares.
Upon the expiration of our warrants issued in connection with the 2020 Notes, we will issue ordinary shares to the purchasers of the warrants to the extent the price of our ordinary shares exceeds the warrant strike price at that time. On November 24, 2015, Wright Medical Group N.V. assumed WMG's obligations pursuant to the warrants, and the strike price of the warrants was adjusted from $40.00 to $38.8010 per ordinary share. The following table shows the number of shares that we would issue to warrant counterparties at expiration of the warrants assuming various closing prices of our ordinary shares on the date of warrant expiration:

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

(in thousands)
	Fair value of security given a 10% decrease in share price	Fair value of security as of June 25, 2017	Fair value of security given a 10% increase in share price
2020 Notes Hedges (Asset)	$58,081	$84,034	$114,413
2020 Notes Conversion Derivative (Liability)	$55,589	$82,752	$114,908
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

(in thousands)
	Fair value of security given a 10% decrease in share price	Fair value of security as of June 25, 2017	Fair value of security given a 10% increase in share price
2021 Notes Hedges (Asset)	$149,517	$186,892	$226,407
2021 Notes Conversion Derivative (Liability)	$145,099	$187,191	$231,585
Foreign Currency Exchange Rate Fluctuations
Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our financial results. Approximately 26.0% and 28.6% of our net sales were from international sales for the three months ended June 25, 2017 and June 26, 2016, respectively. Approximately 25.7% and 27.5% of our net sales were from international sales for the six months ended June 25, 2017 and June 26, 2016, respectively. We expect that foreign sales will continue to represent a similarly significant percentage of our net sales in the future. The cost of sales related to these sales is primarily denominated in U.S. dollars; however, operating costs related to these sales are largely denominated in the same respective currencies, thereby partially limiting our transaction risk exposure. For sales not denominated in U.S. dollars, an increase in the rate at which a foreign currency is exchanged for U.S. dollars will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases, if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and our competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our prices not being competitive in a market where business is transacted in the local currency.
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

ITEM 4. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding disclosure.  The Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), with assistance from other members of management, have reviewed the design and effectiveness of our disclosure controls and procedures as of June 25, 2017 and, based on their evaluation, have concluded that our disclosure controls and procedures were not effective as of such date, due to the material weakness in our internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the fiscal year ended December 25, 2016.
Internal Control Over Financial Reporting
As disclosed in “Part II. Item 9A. Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended December 25, 2016, during the fourth quarter of fiscal 2016, we identified a material weakness in our internal control over financial reporting related to ineffective design and operation of general information technology controls related to user access to certain information technology systems that are relevant to our financial reporting processes and that are intended to ensure that access to financial applications and data is adequately restricted to appropriate personnel and monitored to ensure adherence to Company policies. As of June 25, 2017, management is continuing to implement the remediation plan as disclosed in “Part II. Item 9A. Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended December 25, 2016, which is described below.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended June 25, 2017, that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting, other than the changes made in response to the material weakness as described in more detail below.
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
Patent Litigation
In June 2013, Anglefix, LLC filed suit in the United States District Court for the Western District of Tennessee, alleging that our ORTHOLOC® products infringe Anglefix’s asserted patent. On April 14, 2014, we filed a request for Inter Partes Review (IPR) with the U.S. Patent and Trademark Office. In October 2014, the Court stayed the case pending outcome of the IPR. On June 30, 2015, the Patent Office Board entered judgment in our favor as to all patent claims at issue in the IPR. Following the conclusion of the IPR, the District Court lifted the stay, and we have been continuing with our defense as to remaining patent claims asserted by Anglefix. On June 27, 2016, the Court granted in part our motion for summary judgment on Anglefix’s lack of standing and gave Anglefix 30 days to join the University of North Carolina (UNC) as a co-plaintiff in the lawsuit. On July 25, 2016, Anglefix filed a motion asking the Court to accept a waiver of claims by UNC as a substitute for joining UNC as a co-plaintiff in the lawsuit. The Court denied Anglefix’s motion, but granted leave for additional time to properly join UNC as co-plaintiff. Anglefix moved to add UNC as co-plaintiff on September 15, 2016. We opposed the motion and, on November 15, 2016, the Court allowed the motion, and subsequently directed Anglefix and UNC to file an amended complaint by January 18, 2017. On February 1, 2017, we filed a motion to dismiss the amended complaint filed by Anglefix and UNC. We have also filed motions for summary judgment of non-infringement and invalidity of the remaining patent claims asserted by Anglefix and a motion to exclude testimony by Anglefix’s technical expert. Anglefix has filed a motion for summary judgment of infringement of certain of the remaining asserted patent claims. The Court heard oral argument on those motions on January 31, 2017. On July 12, 2017, the Court struck opinions from plaintiffs’ technical expert witness that were contrary to the Court’s claim construction. On July 13, 2017, the Court denied plaintiffs’ motion for summary judgment of infringement, and granted our motion for summary judgment of noninfringement as to the asserted apparatus claims. The Court denied our motion as to the asserted method claims based on the perceived possible existence of a fact issue. The Court also denied our motion to dismiss the amended complaint and our motion for summary judgment of invalidity. In the wake of the Court’s rulings, on July 28, 2017, plaintiffs Anglefix and UNC stipulated to dismissal of their claims against us with prejudice. On the same date, the Court entered judgment dismissing plaintiffs’ claims against us with prejudice, thereby ending the case.
On September 23, 2014, Spineology filed a patent infringement lawsuit, Case No. 0:14-cv-03767, in the U.S. District Court in Minnesota, alleging that our X-REAM® bone reamer infringes U.S. Patent No. RE42,757 entitled “EXPANDABLE REAMER.” In January 2015, on the deadline for service of its complaint, Spineology dismissed its complaint without prejudice and filed a new, identical complaint. We filed an answer to the new complaint with the Court on April 27, 2015. The Court conducted a Markman hearing on March 23, 2016. Mediation was held on August 11, 2016, but no agreement could be reached. The Court issued a Markman decision on August 30, 2016, in which it found all asserted product claims invalid as indefinite under applicable patent laws and construed several additional claim terms. The parties have completed fact and expert discovery with respect to the remaining asserted method claims. We have filed a motion for summary judgment of non-infringement of the remaining asserted patent claims and motions to exclude testimony from Spineology’s technical and damages experts. Spineology has filed a motion for summary judgment of infringement. On July 25, 2017, the Court granted our motion for summary judgment of non-infringement; denied Spineology’s motion for summary judgment of infringement; and denied all remaining motions as moot. The Court also entered judgment in our favor and against Spineology on all issues, thereby ending that case.
On September 13, 2016, we filed a civil action, Case No. 2:16-cv-02737-JPM, against Spineology in the U.S. District Court for the Western District of Tennessee alleging breach of contract, breach of implied warranty against infringement, and seeking a judicial declaration of indemnification from Spineology for patent infringement claims brought against us stemming from our sale and/or use of certain expandable reamers purchased from Spineology. Spineology filed a motion to dismiss on October 17, 2016, but withdrew the motion on November 28, 2016. On December 7, 2016, Spineology filed an answer to our complaint and counterclaims, including counterclaims relating to a 2004 non-disclosure agreement between Spineology and WMT. On December 28, 2016, we filed a motion to dismiss the counterclaims relating to that 2004 agreement. On January 4, 2017, Spineology filed a motion for summary judgment on certain claims set forth in our complaint. We have opposed that motion. On January 27, 2017, we filed a motion for summary judgment on certain issues pertaining to our indemnification claims. Spineology has opposed that motion. On July 7, 2017, the Court extended the deadlines for completing discovery until after it rules on those pending motions.

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
The first bellwether trial in the MDL commenced on November 9, 2015 in Atlanta, Georgia. On November 24, 2015, the jury returned a verdict in favor of the plaintiff and awarded the plaintiff $1 million in compensatory damages and $10 million in punitive damages. We believe there were significant trial irregularities and vigorously contested the trial result. On December 28, 2015, we filed a post-trial motion for judgment as a matter of law or, in the alternative, for a new trial or a reduction of damages awarded. On April 5, 2016, the trial judge issued an order reducing the punitive damage award from $10 million to $1.1 million, but otherwise denied our motion. On May 4, 2016, we filed a notice of appeal with the United States Court of Appeals for the Eleventh Circuit. The United States Court of Appeals for the Eleventh Circuit heard oral arguments on January 26, 2017 and on March 20, 2017, the Eleventh Circuit Court of Appeals upheld the lower court’s verdict. On April 10, 2017, we filed a petition for rehearing en banc or for panel rehearing, which was denied. In light of this denial, we elected to forego a further appeal and paid the judgment in July 2017.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
On July 25, 2017, our board of directors, upon recommendation of the compensation committee, approved form of award agreements, representing awards granted under the Wright Medical Group N.V. 2017 Equity and Incentive Plan. These form of award agreements are filed as Exhibits 10.2 through 10.11 to this Quarterly Report on Form 10-Q and are incorporated herein by reference.

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
August 2, 2017

WRIGHT MEDICAL GROUP N.V.
By:	/s/ Robert J. Palmisano
Robert J. Palmisano
President and Chief Executive Officer
(principal executive officer)

By:	/s/ Lance A. Berry
Lance A. Berry
Senior Vice President and Chief Financial Officer
(principal financial officer)

WRIGHT MEDICAL GROUP N.V.
EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10‑Q
FOR THE QUARTER ENDED JUNE 25, 2017

Exhibit No.	Exhibit	Method of Filing
10.1	Wright Medical Group N.V. 2017 Equity and Incentive Plan	Incorporated by reference to Exhibit 10.1 to Wright’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 27, 2017 (File No. 001-35065)
10.2	Form of Option Award Agreement under the Wright Medical Group N.V. 2017 Equity and Incentive Plan Representing Stock Options Granted to Executive Officers	Filed herewith
10.3	Form of Restricted Stock Unit Award Agreement under the Wright Medical Group N.V. 2017 Equity and Incentive Plan Representing Restricted Stock Units Granted to Executive Officers	Filed herewith
10.4	Form of Restricted Stock Unit Award Agreement under the Wright Medical Group N.V. 2017 Equity and Incentive Plan Representing Restricted Stock Units Granted to New Executive Officers	Filed herewith
10.5	Form of Performance Award Agreement under the Wright Medical Group N.V. 2017 Equity and Incentive Plan Representing Performance Awards Granted to Executive Officers	Filed herewith
10.6	Form of Option Award Agreement under the Wright Medical Group N.V. 2017 Equity and Incentive Plan Representing Stock Options Granted to Robert J. Palmisano	Filed herewith
10.7	Form of Restricted Stock Unit Award Agreement under the Wright Medical Group N.V. 2017 Equity and Incentive Plan Representing Restricted Stock Units Granted to Robert J. Palmisano	Filed herewith
10.8	Form of Performance Award Agreement under the Wright Medical Group N.V. 2017 Equity and Incentive Plan Representing Performance Awards Granted to Robert J. Palmisano	Filed herewith
10.9	Form of Option Award Agreement under the Wright Medical Group N.V. 2017 Equity and Incentive Plan Representing Stock Options Granted to Non-Executive Directors	Filed herewith
10.10	Form of Restricted Stock Unit Award Agreement under the Wright Medical Group N.V. 2017 Equity and Incentive Plan Representing Restricted Stock Units Granted to Non-Executive Directors	Filed herewith
10.11
Form of Restricted Stock Unit Award Agreement under the Wright Medical Group N.V. 2017 Equity and Incentive Plan Representing Restricted Stock Units Granted to Non-Executive Directors in Lieu of Cash Retainers
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
101
The following materials from Wright Medical Group N.V.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of June 25, 2017 and December 25, 2016, (ii) the Consolidated Statements of Operations for the three and six months ended June 25, 2017 and June 26, 2016, (iii) the Consolidated Statements of Comprehensive Loss for the three and six months ended June 25, 2017 and June 26, 2016, (iv) the Consolidated Statements of Cash Flows for the six months ended June 25, 2017 and June 26, 2016, and (v) Notes to Consolidated Financial Statements
Filed herewith