Form 10-Q
period 2017-09-24
Wright Medical Group N.V.
filed 2017-11-02
CIK 1492658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 24, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of October 27, 2017, there were 105,015,417 ordinary shares outstanding.

WRIGHT MEDICAL GROUP N.V.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 24, 2017

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

•
risks and uncertainties associated with the metal-on-metal master settlement agreement, the settlement agreement with the three insurance companies, and the recent metal-on-metal settlement agreements, including without limitation, the final settlement amounts and the final number of claims settled under such agreements, the resolution of the remaining unresolved claims, the contingency of receipt of new insurance payments, the effect of the broad release of certain insurance coverage for present and future claims, and the resolution of WMT’s dispute with the remaining carriers;

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

•	pending and future other litigation, which could have an adverse effect on our business, financial condition, or operating results; and

•	risks that we may identify future material weaknesses in our internal control over financial reporting.
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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited).
Wright Medical Group N.V. Condensed Consolidated Balance Sheets (In thousands, except share data) (unaudited)

	September 24, 2017	December 25, 2016
Assets:
Current assets:
Cash and cash equivalents	$238,867	$262,265
Restricted cash	38,922	150,000
Accounts receivable, net	114,948	130,602
Inventories	172,311	150,849
Prepaid expenses	14,159	11,678
Other current assets	61,912	54,231
Total current assets	641,119	759,625

Property, plant and equipment, net	211,785	201,732
Goodwill	860,860	851,042
Intangible assets, net	226,617	231,797
Deferred income taxes	1,690	1,498
Other assets	258,612	244,892
Total assets	$2,200,683	$2,290,586
Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$43,481	$32,866
Accrued expenses and other current liabilities	387,561	407,704
Current portion of long-term obligations	56,783	33,948
Total current liabilities	487,825	474,518

Long-term debt and capital lease obligations	818,873	780,407
Deferred income taxes	27,813	27,550
Other liabilities	327,656	321,247
Total liabilities	1,662,167	1,603,722
Commitments and contingencies (Note 12)
Shareholders’ equity:
Ordinary shares, €0.03 par value, authorized: 320,000,000 shares; issued and outstanding: 105,011,678 shares at September 24, 2017 and 103,400,995 shares at December 25, 2016	3,868	3,815
Additional paid-in capital	1,947,717	1,908,749
Accumulated other comprehensive income (loss)	24,901	(19,461)
Accumulated deficit	(1,437,970)	(1,206,239)
Total shareholders’ equity	538,516	686,864
Total liabilities and shareholders’ equity	$2,200,683	$2,290,586

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wright Medical Group N.V. Condensed Consolidated Statements of Operations (In thousands, except per share data) (unaudited)

	Three months ended		Nine months ended
	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016
Net sales	$170,503	$157,332	$527,387	$497,339
Cost of sales [1,2]	38,421	46,149	113,669	141,824
Gross profit	132,082	111,183	413,718	355,515
Operating expenses:
Selling, general and administrative [1]	131,421	129,840	392,073	401,069
Research and development [1]	11,992	12,481	36,971	36,705
Amortization of intangible assets	7,178	7,466	21,574	21,407
Total operating expenses	150,591	149,787	450,618	459,181
Operating loss	(18,509)	(38,604)	(36,900)	(103,666)
Interest expense, net	18,978	16,795	55,512	41,673
Other expense (income), net	5,457	(365)	6,875	(3,494)
Loss from continuing operations before income taxes	(42,944)	(55,034)	(99,287)	(141,845)
Benefit for income taxes	(8,822)	(2,325)	(7,498)	(6,913)
Net loss from continuing operations	(34,122)	(52,709)	(91,789)	(134,932)
Loss from discontinued operations, net of tax	(97,748)	(57,436)	(139,942)	(252,571)
Net loss	$(131,870)	$(110,145)	$(231,731)	$(387,503)

Net loss from continuing operations per share-basic and diluted (Note 11):	$(0.33)	$(0.51)	$(0.88)	$(1.31)
Net loss from discontinued operations per share-basic and diluted (Note 11):	$(0.93)	$(0.56)	$(1.34)	$(2.46)
Net loss per share-basic and diluted (Note 11):	$(1.26)	$(1.07)	$(2.22)	$(3.77)

Weighted-average number of ordinary shares outstanding-basic and diluted:	104,836	103,072	104,292	102,854
___________________________

[1]	These line items include the following amounts of non-cash, share-based compensation expense for the periods indicated:

	Three months ended		Nine months ended
	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016
Cost of sales	$152	$146	$403	$321
Selling, general and administrative	4,960	3,168	12,939	9,070
Research and development	333	214	789	510

[2]	Cost of sales includes amortization of inventory step-up adjustment of $10.3 million and $30.9 million for the three and nine months ended September 25, 2016, respectively.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Wright Medical Group N.V.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(unaudited)

	Three months ended		Nine months ended
	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016
Net loss	$(131,870)	$(110,145)	$(231,731)	$(387,503)

Other comprehensive income:
Changes in foreign currency translation	25,132	4,480	44,362	11,763
Other comprehensive income	25,132	4,480	44,362	11,763

Comprehensive loss	$(106,738)	$(105,665)	$(187,369)	$(375,740)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wright Medical Group N.V. Condensed Consolidated Statements of Cash Flows (In thousands) (unaudited)

	Nine months ended
	September 24, 2017	September 25, 2016
Operating activities:
Net loss	$(231,731)	$(387,503)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	42,124	42,066
Share-based compensation expense	14,131	9,901
Amortization of intangible assets	21,574	21,746
Amortization of deferred financing costs and debt discount	37,373	28,676
Deferred income taxes	(2,059)	(9,534)
Provision for excess and obsolete inventory	13,770	16,171
Write-off of deferred financing costs	—	12,343
Amortization of inventory step-up adjustment	—	34,346
Non-cash adjustment to derivative fair values	(4,163)	(26,460)
Impairment loss on large joints assets held for sale (Note 3)	—	21,876
Mark-to-market adjustment for CVRs (Note 5)	6,721	8,968
Other	2,093	3,494
Changes in assets and liabilities:
Accounts receivable	18,807	9,900
Inventories	(28,210)	(3,662)
Prepaid expenses and other current assets	5,851	20,066
Accounts payable	8,260	(6,659)
Accrued expenses and other liabilities	(21,343)	(9,820)
Metal-on-metal product liabilities (Note 12)	(12,506)	188,732
Net cash used in operating activities	(129,308)	(25,353)
Investing activities:
Capital expenditures	(49,476)	(37,800)
Purchase of intangible assets	(1,408)	(4,761)
Net cash used in investing activities	(50,884)	(42,561)
Financing activities:
Issuance of ordinary shares	24,828	5,654
Proceeds from stock warrants	—	54,629
Payment of notes hedge options	—	3,892
Repurchase of stock warrants	—	(3,319)
Payment of notes premium	—	(1,619)
Proceeds from notes hedge options	—	(99,816)
Proceeds from convertible senior notes	—	395,000
Proceeds from other debt	32,000	821
Payments of debt	(10,722)	—
Redemption of convertible senior notes	—	(102,974)
Payments of deferred financing costs and equity issuance costs	—	(8,318)
Payment of contingent consideration	(1,429)	(664)
Payments of capital lease obligations	(1,863)	(1,822)
Net cash provided by financing activities	42,814	241,464
Effect of exchange rates on cash, cash equivalents and restricted cash	2,902	960
Net (decrease) increase in cash, cash equivalents and restricted cash	(134,476)	174,510
Cash, cash equivalents and restricted cash, beginning of period	412,265	139,804
Cash, cash equivalents and restricted cash, end of period	$277,789	$314,314

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
The condensed consolidated financial statements and accompanying notes present our consolidated results for each of the three and nine months ended September 24, 2017 and September 25, 2016. The three and nine months ended September 24, 2017 and September 25, 2016 each consisted of thirteen and thirty-nine weeks, respectively.
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
Recent Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, and has subsequently issued several supplemental and/or clarifying ASUs (collectively ASC 606). Accounting Standards Codification (ASC) 606 prescribes a single common revenue standard that replaces most existing U.S. GAAP revenue recognition guidance. ASC 606 outlines a five-step model, under which we will recognize revenue as performance obligations within a customer contract are satisfied. ASC 606 is intended to provide more consistent interpretation and application of the principles outlined in the standard across filers in multiple industries and within the same industries compared to current practices, which should improve comparability. Adoption of ASC 606 is required for annual reporting periods beginning after December 15, 2017 (fiscal year 2018 for Wright), including interim periods within the reporting period. Upon adoption, we must elect to adopt either retrospectively to each prior reporting period presented or using the cumulative effect transition method with the cumulative effect of initial adoption recognized at the date of initial application. We are currently assessing the impact that the future adoption of ASC 606 may have on our consolidated financial statements by analyzing our current portfolio of customer contracts, including a review of historical accounting policies and practices to identify potential differences in applying the guidance of ASC 606. Based on our review of our customer contracts, we expect that revenue on the majority of our customer contracts will continue to be recognized at a point in time, generally upon surgical implantation or shipment of products to distributors, consistent with our current revenue recognition model. We expect to adopt ASC 606 using the modified retrospective method, which recognizes the cumulative effect at the date of initial application.
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

3. Discontinued Operations
For the three months ended September 24, 2017 and September 25, 2016, our loss from discontinued operations, net of tax, totaled $97.7 million and $57.4 million, respectively. For the nine months ended September 24, 2017 and September 25, 2016, our loss from discontinued operations, net of tax, totaled $139.9 million and $252.6 million, respectively. Our loss from discontinued operations was attributable primarily to expenses associated with legacy Wright's former OrthoRecon business and, to a lesser degree, the former Large Joints business.
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
For the three and nine months ended September 24, 2017, our loss from discontinued operations for the Large Joints business, net of tax, totaled $0.9 million and $2.4 million and was primarily attributable to professional fees and internal costs to support transition activities, costs associated with transition services and working capital adjustments. The basic and diluted weighted-average number of ordinary shares outstanding was 104.8 million and 104.3 million for the three and nine months ended September 24, 2017, respectively. The basic and diluted net loss from discontinued operations per share for the Large Joints business was $0.01 and $0.02 for the three and nine months ended September 24, 2017, respectively.

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The following table summarizes the results of discontinued operations for the Large Joints business for the three and nine months ended September 25, 2016 (in thousands, except per share data):

	Three months ended	Nine months ended
	September 25, 2016	September 25, 2016
Net sales	$7,320	$29,220
Cost of sales	4,348	15,708
Selling, general and administrative	4,897	15,069
Other	396	1,630
Loss from discontinued operations before income taxes	(2,321)	(3,187)
Impairment loss on assets held for sale, before income taxes	—	(21,876)
Total loss from discontinued operations before income taxes	(2,321)	(25,063)
Income tax benefit	759	5,529
Total loss from discontinued operations, net of tax	$(1,562)	$(19,534)

Net loss from discontinued operations per share-basic and diluted (Note 11)	$(0.02)	$(0.19)

Weighted-average number of ordinary shares outstanding-basic and diluted (Note 11)	103,072	102,854
Cash used in operating activities from the Large Joints business totaled $3.5 million for the nine months ended September 24, 2017. Cash provided by operating activities from the Large Joints business totaled $3.0 million for the nine months ended September 25, 2016.
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

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

All current and historical operating results for the OrthoRecon business are reflected within discontinued operations in the condensed consolidated financial statements. The following table summarizes the results of discontinued operations for the OrthoRecon business (in thousands, except per share data):

	Three months ended		Nine months ended
	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016
Net sales	$—	$—	$—	$—
Selling, general and administrative	96,917	55,874	137,578	233,037
Loss from discontinued operations before income taxes	(96,917)	(55,874)	(137,578)	(233,037)
Benefit for income taxes	—	—	—	—
Total loss from discontinued operations, net of tax	$(96,917)	$(55,874)	$(137,578)	$(233,037)

Net loss from discontinued operations per share-basic and diluted (Note 11)	$(0.92)	$(0.54)	$(1.32)	$(2.27)

Weighted-average number of ordinary shares outstanding-basic and diluted (Note 11)	104,836	103,072	104,292	102,854
The above selling, general and administrative expenses during the three and nine months ended September 24, 2017 included charges of $86.9 million and $103.3 million, respectively, related to the retained metal-on-metal product liability claims associated with the OrthoRecon business. The three and nine months ended September 25, 2016 included charges of $38.7 million and $188.7 million, respectively, related to the retained metal-on-metal product liability claims associated with the OrthoRecon business. See Note 12 to the condensed consolidated financial statements for further discussion regarding the metal-on-metal product liability claims.
We will incur continuing cash outflows associated with legal defense costs and the ultimate resolution of these contingent liabilities, net of insurance proceeds, until these liabilities are resolved. Cash used in operating activities by the OrthoRecon business totaled $142.7 million and $29.7 million for the nine months ended September 24, 2017 and September 25, 2016, respectively.

4. Inventories
Inventories consist of the following (in thousands):

	September 24, 2017	December 25, 2016
Raw materials	$10,695	$15,319
Work-in-process	29,714	22,422
Finished goods	131,902	113,108
	$172,311	$150,849

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
The following table summarizes the fair value and the presentation in our condensed consolidated balance sheets (in thousands) of the 2021 Notes Hedges and 2021 Notes Conversion Derivative:

	Location on condensed consolidated balance sheet	September 24, 2017	December 25, 2016
2021 Notes Hedges	Other assets	$177,818	$159,095
2021 Notes Conversion Derivative	Other liabilities	$177,870	$161,601
In the first quarter of 2017, the closing price of our ordinary shares was greater than 130% of the 2021 Notes conversion price for 20 or more of the 30 consecutive trading days preceding the quarter-end; and, therefore, the holders of the 2021 Notes had the ability to convert the notes during the succeeding quarterly period. Due to the ability of the holders of the 2021 Notes to convert the notes during this period, the carrying value of the 2021 Notes and the fair value of the 2021 Notes Conversion Derivative were classified as current liabilities, and the fair value of the 2021 Notes Hedges were classified as current assets as of March 26, 2017. There were no conversions during the second quarter of 2017. The closing price of our ordinary shares was less than 130% of the 2021 Notes conversion price for more than 20 of the 30 consecutive trading days preceding the calendar quarters ended June 30, 2017 and September 30, 2017, which resulted in the 2021 Notes no longer being convertible. As such, the 2021 Notes, 2021 Notes Conversion Derivative and 2021 Notes Hedges were classified as long-term as of September 24, 2017.
The 2021 Notes Hedges and the 2021 Notes Conversion Derivative are measured at fair value using Level 3 inputs. These instruments are not actively traded and are valued using an option pricing model that uses observable and unobservable market data for inputs.
Neither the 2021 Notes Conversion Derivative nor the 2021 Notes Hedges qualify for hedge accounting; thus, any change in the fair value of the derivatives is recognized immediately in our condensed consolidated statements of operations. The following table summarizes the net gain (loss) on changes in fair value (in thousands) related to the 2021 Notes Hedges and 2021 Notes Conversion Derivative:

	Three months ended		Nine months ended
	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016

2021 Notes Hedges	$(9,074)	$85,182	$18,723	$69,671
2021 Notes Conversion Derivative	9,321	(86,275)	(16,269)	(55,478)
Net gain (loss) on changes in fair value	$247	$(1,093)	$2,454	$14,193

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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
The following table summarizes the fair value and the presentation in our condensed consolidated balance sheets (in thousands) of the 2020 Notes Hedges and 2020 Notes Conversion Derivative:

	Location on condensed consolidated balance sheet	September 24, 2017	December 25, 2016
2020 Notes Hedges	Other assets	$73,694	$77,232
2020 Notes Conversion Derivative	Other liabilities	$72,460	$77,758
The 2020 Notes Hedges and the 2020 Notes Conversion Derivative are measured at fair value using Level 3 inputs. These instruments are not actively traded and are valued using an option pricing model that uses observable and unobservable market data for inputs.
Neither the 2020 Notes Conversion Derivative nor the 2020 Notes Hedges qualify for hedge accounting; thus, any change in the fair value of the derivatives is recognized immediately in our condensed consolidated statements of operations. The following table summarizes the net (loss) gain on changes in fair value (in thousands) related to the 2020 Notes Hedges and 2020 Notes Conversion Derivative:

	Three months ended		Nine months ended
	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016

2020 Notes Hedges	$(10,340)	$49,887	$(3,538)	$(40,558)
2020 Notes Conversion Derivative	10,292	(45,421)	5,298	44,701
Net (loss) gain on changes in fair value	$(48)	$4,466	$1,760	$4,143
2017 Notes Conversion Derivative and Notes Hedges
On August 31, 2012, WMG issued $300 million aggregate principal amount of 2.00% cash convertible senior notes due 2017 (2017 Notes). The 2017 Notes matured and the remaining $2.0 million principal amount was repaid on August 15, 2017. See Note 8 of the condensed consolidated financial statements for additional information regarding the 2017 Notes. The 2017 Notes had a conversion derivative feature (2017 Notes Conversion Derivative) that required bifurcation from the 2017 Notes in accordance with ASC Topic 815, and was accounted for as a derivative liability. The fair value of the 2017 Notes Conversion Derivative at

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

the time of issuance of the 2017 Notes was $48.1 million.
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
In addition, during the second quarter of 2016, we repurchased and extinguished an additional $3.6 million aggregate principal amount of the 2017 Notes in privately negotiated transactions and settled the associated portion of the 2017 Notes Conversion Derivative at a cost of approximately $0.1 million, and satisfied the accrued interest, which was not material. The remainder of the 2017 Notes Conversion Derivative was settled at a cost of approximately $0.2 million in conjunction with the maturity of the 2017 Notes on August 15, 2017.
The following table summarizes the fair value and the presentation in our condensed consolidated balance sheets (in thousands) of the 2017 Notes Conversion Derivative:

	Location on condensed consolidated balance sheet	September 24, 2017	December 25, 2016
2017 Notes Conversion Derivative	Accrued expenses and other current liabilities	$—	$164
The 2017 Notes Conversion Derivative was measured at fair value using Level 3 inputs. This instrument was not actively traded and was valued using an option pricing model that used observable and unobservable market data for inputs.
Neither the 2017 Notes Conversion Derivative nor the 2017 Notes Hedges qualified for hedge accounting; thus, any change in the fair value of the derivatives was recognized immediately in our condensed consolidated statements of operations. The following table summarizes the net (loss) gain on changes in fair value (in thousands) related to the 2017 Notes Conversion Derivative:

	Three months ended		Nine months ended
	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016

2017 Notes Conversion Derivative	$15	$(186)	$(51)	$8,124
Net (loss) gain on changes in fair value	$15	$(186)	$(51)	$8,124
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

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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
The following assumptions were used in the fair market valuations of the 2020 Notes Conversion Derivative, 2020 Notes Hedge, 2021 Notes Conversion Derivative, and 2021 Notes Hedge as of September 24, 2017:

	2020 Notes Conversion Derivative	2020 Notes Hedge	2021 Notes Conversion Derivative	2021 Notes Hedge
Stock Price Volatility (1)	31.07%	31.07%	35.58%	35.58%
Credit Spread for Wright (2)	2.31%	N/A	3.42%	N/A
Credit Spread for Deutsche Bank AG (3)	N/A	0.43%	N/A	N/A
Credit Spread for Wells Fargo Securities, LLC (3)	N/A	0.19%	N/A	N/A
Credit Spread for JPMorgan Chase Bank (3)	N/A	0.24%	N/A	0.41%
Credit Spread for Bank of America (3)	N/A	N/A	N/A	0.42%

(1)	Volatility selected based on historical and implied volatility of ordinary shares of Wright Medical Group N.V.

(2)	Credit spread implied from traded price.

(3)	Credit spread of each bank is estimated using CDS curves. Source: Bloomberg.
Derivatives not Designated as Hedging Instruments
We employ a derivative program using foreign currency forward contracts to mitigate the risk of currency fluctuations on our intercompany receivable and payable balances that are denominated in foreign currencies. These forward contracts are expected to offset the transactional gains and losses on the related intercompany balances. These forward contracts are not designated as hedging instruments under FASB ASC Topic 815. Accordingly, the changes in the fair value and the settlement of the contracts are recognized in the period incurred in the accompanying condensed consolidated statements of operations. At September 24, 2017 and December 25, 2016, we had $1 million and $0.4 million in foreign currency contracts outstanding, respectively.
As part of our acquisition of WG Healthcare on January 7, 2013, we were obligated to pay contingent consideration upon the achievement of certain revenue milestones. As of September 24, 2017, we have made all required contingent consideration payments based on the achievement of these milestones. As of December 25, 2016, we had recorded an estimated fair value of future contingent consideration of $0.4 million.
As a result of the acquired sales and distribution business of Surgical Specialties Australia Pty. Ltd in 2015, we have recorded the estimated fair value of future contingent consideration of approximately $1.1 million and $1.7 million as of September 24, 2017 and December 25, 2016, respectively.
The fair value of the contingent consideration as of September 24, 2017 and December 25, 2016 was determined using a discounted cash flow model and probability adjusted estimates of the future earnings and is classified in Level 3. Changes in the fair value of contingent consideration are recorded in “Other expense (income), net” in our condensed consolidated statements of operations.
On March 1, 2013, as part of our acquisition of BioMimetic Therapeutics, Inc. (BioMimetic), we issued Contingent Value Rights (CVRs) as part of the merger consideration. Each CVR entitles its holder to receive additional cash payments of up to $6.50 per share, which are payable upon receipt of FDA approval of AUGMENT® Bone Graft and upon achieving certain revenue milestones. On September 1, 2015, AUGMENT® Bone Graft received FDA approval and the first of the milestone payments associated with the CVRs was paid out at $3.50 per share, which totaled $98.1 million. The fair value of the CVRs outstanding at September 24, 2017 and December 25, 2016 was $43.7 million and $37.0 million, respectively, and was determined using the closing price of the security in the active market (Level 1). For the three and nine months ended September 24, 2017, the change in the fair value of the CVRs resulted in expense of $4.5 million and $6.7 million, respectively. For the three and nine months ended September 25, 2016, the change in the fair value of the CVRs resulted in expense of $2.3 million and $9.0 million, respectively. The income or

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

expense related to the change in the value of the CVRs is recorded in “Other expense (income), net” in our condensed consolidated statements of operations. If, prior to March 1, 2019, sales of AUGMENT® Bone Graft reach $40 million over 12 consecutive months, cash payment would be required at $1.50 per share, or $42 million. Further, if, prior to March 1, 2019, sales of AUGMENT® Bone Graft reach $70 million over 12 consecutive months, an additional cash payment would be required at $1.50 per share, or $42 million. As of September 24, 2017, we have reflected the $42 million balance related to CVR liability within "Accrued expenses and other current liabilities."
The carrying value of cash and cash equivalents, accounts receivable, and accounts payable approximates the fair value of these financial instruments at September 24, 2017 and December 25, 2016 due to their short maturities and variable rates.
The following tables summarize the valuation of our financial instruments (in thousands):

	Total	Quoted prices in active markets (Level 1)	Prices with other observable inputs (Level 2)	Prices with unobservable inputs (Level 3)
At September 24, 2017
Assets
Cash and cash equivalents	$238,867	$238,867	$—	$—
Restricted cash	38,922	38,922	—	—
2020 Notes Hedges	73,694	—	—	73,694
2021 Notes Hedges	177,818	—	—	177,818
Total	$529,301	$277,789	$—	$251,512

Liabilities
2020 Notes Conversion Derivative	$72,460	$—	$—	$72,460
2021 Notes Conversion Derivative	177,870	—	—	177,870
Contingent consideration	1,306	—	—	1,306
Contingent consideration (CVRs)	43,726	43,726	—	—
Total	$295,362	$43,726	$—	$251,636

	Total	Quoted prices in active markets (Level 1)	Prices with other observable inputs (Level 2)	Prices with unobservable inputs (Level 3)
At December 25, 2016
Assets
Cash and cash equivalents	$262,265	$262,265	$—	$—
Restricted cash	150,000	150,000	—	—
2020 Notes Hedges	77,232	—	—	77,232
2021 Notes Hedges	159,095	—	—	159,095
Total	$648,592	$412,265	$—	$236,327

Liabilities
2017 Notes Conversion Derivative	$164	$—	$—	$164
2020 Notes Conversion Derivative	77,758	—	—	77,758
2021 Notes Conversion Derivative	161,601	—	—	161,601
Contingent consideration	2,249	—	—	2,249
Contingent consideration (CVRs)	36,999	36,999	—	—
Total	$278,771	$36,999	$—	$241,772

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The following is a roll forward of our assets and liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) (in thousands):

	Balance at December 25, 2016	Additions	Transfers into Level 3	Gain/(loss) included in earnings	Settlements	Currency	Balance at September 24, 2017

2017 Notes Conversion Derivative	$(164)	$—	$—	$(51)	$215	$—	$—
2020 Notes Hedges	77,232	—	—	(3,538)	—	—	73,694
2020 Notes Conversion Derivative	(77,758)	—	—	5,298	—	—	(72,460)
2021 Notes Hedges	159,095	—	—	18,723	—	—	177,818
2021 Notes Conversion Derivative	(161,601)	—	—	(16,269)	—	—	(177,870)
Contingent consideration	(2,249)	—	—	(305)	1,429	(181)	(1,306)

6. Property, Plant and Equipment
Property, plant and equipment, net consists of the following (in thousands):

	September 24, 2017	December 25, 2016
Property, plant and equipment, at cost	$428,419	$368,278
Less: Accumulated depreciation	(216,634)	(166,546)
	$211,785	$201,732

7. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill occurring during the nine months ended September 24, 2017 are as follows (in thousands):

	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Total
Goodwill at December 25, 2016	$218,525	$558,669	$73,848	$851,042
Foreign currency translation	—	—	9,818	9,818
Goodwill at September 24, 2017	$218,525	$558,669	$83,666	$860,860
Goodwill is recognized for the excess of the purchase price over the fair value of net assets of businesses acquired. Goodwill is required to be tested for impairment at least annually. Unless circumstances otherwise dictate, the annual impairment test is performed in the fourth quarter annually.

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The components of our identifiable intangible assets, net, are as follows (in thousands):

	September 24, 2017		December 25, 2016
	Cost	Accumulated amortization	Cost	Accumulated amortization
Indefinite life intangibles:
In-process research and development (IPRD) technology	$1,071		$938

Finite life intangibles:
Distribution channels	900	$575	900	$374
Completed technology	145,223	38,531	133,966	26,550
Licenses	4,868	1,427	4,868	1,115
Customer relationships	129,819	21,434	122,974	15,133
Trademarks	14,505	9,767	13,950	6,881
Non-compete agreements	11,020	9,192	11,810	7,833
Other	580	443	524	247
Total finite life intangibles	306,915	$81,369	288,992	$58,133

Total intangibles	307,986		289,930
Less: Accumulated amortization	(81,369)		(58,133)
Intangible assets, net	$226,617		$231,797
Based on the total finite life intangible assets held at September 24, 2017, we expect amortization expense of approximately $29.3 million in 2017, $24.1 million in 2018, $22.0 million in 2019, $21.3 million in 2020, and $21.1 million in 2021.

8. Debt and Capital Lease Obligations
Debt and capital lease obligations consist of the following (in thousands):

	September 24, 2017	December 25, 2016
Capital lease obligations	$17,268	$14,892

2021 Notes	295,065	280,811
2020 Notes	505,106	482,364
2017 Notes [1]	—	1,971
Asset-based line of credit	53,908	30,000
Mortgages	2,626	2,544
Shareholder debt	1,683	1,773
	875,656	814,355
Less: Current portion	(56,783)	(33,948)
	$818,873	$780,407

[1]	The 2017 Notes matured on August 15, 2017.

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
In the first quarter of 2017, the closing price of our ordinary shares was greater than 130% of the 2021 Notes conversion price for 20 or more of the 30 consecutive trading days preceding the quarter-end; and, therefore, the holders of the 2021 Notes had the ability to convert the notes during the succeeding quarterly period. Due to the ability of the holders of the 2021 Notes to convert the notes during this period, the carrying value of the 2021 Notes and the fair value of the 2021 Notes Conversion Derivative were classified as current liabilities, and the fair value of the 2021 Notes Hedges were classified as current assets as of March 26, 2017. There were no conversions during the second quarter of 2017. The closing price of our ordinary shares was less than 130% of the 2021 Notes conversion price for more than 20 of the 30 consecutive trading days preceding the calendar quarters ended June 30, 2017 and September 30, 2017, which resulted in the 2021 Notes no longer being convertible. As such, the 2021 Notes, 2021 Notes Conversion Derivative and 2021 Notes Hedges were classified as long-term as of September 24, 2017.
The 2021 Notes Conversion Derivative requires bifurcation from the 2021 Notes in accordance with ASC Topic 815, Derivatives and Hedging, and is accounted for as a derivative liability. See Note 5 for additional information regarding the 2021 Notes Conversion Derivative. The fair value of the 2021 Notes Conversion Derivative at the time of issuance of the 2021 Notes was $117.2 million and was recorded as original debt discount for purposes of accounting for the debt component of the 2021 Notes. This discount is amortized as interest expense using the effective interest method over the term of the 2021 Notes. For the three and nine months ended September 24, 2017, we recorded $4.6 million and $13.4 million, respectively, of interest expense related to the amortization of the debt discount based upon an effective rate of 9.72%. For the three and nine months ended September 25, 2016, we recorded $4.2 million and $5.6 million, respectively, of interest expense related to the amortization of the debt discount based upon an effective rate of 9.72%.

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The components of the 2021 Notes were as follows (in thousands):

	September 24, 2017	December 25, 2016
Principal amount of 2021 Notes	$395,000	$395,000
Unamortized debt discount	(94,025)	(107,441)
Unamortized debt issuance costs	(5,910)	(6,748)
Net carrying amount of 2021 Notes	$295,065	$280,811
The estimated fair value of the 2021 Notes was approximately $528.4 million at September 24, 2017, based on a quoted price in an active market (Level 1).
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

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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
The 2020 Notes Conversion Derivative requires bifurcation from the 2020 Notes in accordance with ASC Topic 815, Derivatives and Hedging, and is accounted for as a derivative liability. See Note 5 of the condensed consolidated financial statements for additional information regarding the 2020 Notes Conversion Derivative. The fair value of the 2020 Notes Conversion Derivative at the time of issuance of the 2020 Notes was $149.8 million and was recorded as original debt discount for purposes of accounting for the debt component of the 2020 Notes. This discount is amortized as interest expense using the effective interest method over the term of the 2020 Notes. For the three and nine months ended September 24, 2017, we recorded $6.9 million and $20.3 million, respectively, of interest expense related to the amortization of the debt discount based upon an effective rate of 8.54%. For the three and nine months ended September 25, 2016, we recorded $6.3 million and $19.4 million, respectively, of interest expense related to the amortization of the debt discount based upon an effective rate of 8.54%.
Concurrently with the issuance and sale of the 2021 Notes, certain holders of the 2020 Notes exchanged approximately $45.0 million aggregate principal amount of their 2020 Notes for the 2021 Notes. For each $1,000 principal amount of 2020 Notes validly submitted for exchange, we delivered $990.00 principal amount of the 2021 Notes (subject to rounding down to the nearest $1,000 principal amount of the 2021 Notes, the difference being referred as the rounded amount) to the investor plus an amount of cash equal to the unpaid interest on the 2020 Notes and the rounded amount. As a result of this note exchange and retirement

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

of $45.0 million aggregate principal amount of the 2020 Notes, we recognized approximately $9.3 million for the write-off of related pro-rata unamortized deferred financing fees and debt discount within “Other expense (income), net” in our condensed consolidated statements of operations during the three months ended June 26, 2016.
The components of the 2020 Notes were as follows (in thousands):

	September 24, 2017	December 25, 2016
Principal amount of 2020 Notes	$587,500	$587,500
Unamortized debt discount	(73,470)	(93,749)
Unamortized debt issuance costs	(8,924)	(11,387)
Net carrying amount of 2020 Notes	$505,106	$482,364
The estimated fair value of the 2020 Notes was approximately $632.4 million at September 24, 2017, based on a quoted price in an active market (Level 1).
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
2017 Notes
On August 31, 2012, WMG issued $300 million aggregate principal amount of the 2017 Notes pursuant to an indenture (2017 Notes Indenture), dated as of August 31, 2012 between WMG and The Bank of New York Mellon Trust Company, N.A., as trustee. The 2017 Notes matured on August 15, 2017. Prior to maturity, we paid interest on the 2017 Notes semi-annually on each February 15 and August 15 at an annual rate of 2.00%. WMG could not redeem the 2017 Notes prior to the maturity date, and no “sinking fund” was available for the 2017 Notes, which means that WMG was not required to redeem or retire the 2017 Notes periodically. The 2017 Notes were convertible at the option of the holder, during certain periods and subject to certain conditions as described below, solely into cash at an initial conversion rate of 39.3140 shares per $1,000 principal amount of the 2017 Notes, subject to adjustment upon the occurrence of specified events, which represented an initial conversion price of $25.44 per share. Holders could have converted their 2017 Notes at any time prior to February 15, 2017 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending December 31, 2012 (and only during such calendar quarter), if the last reported sale price of our ordinary shares for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter was greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our ordinary shares and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On or after February 15, 2017 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders could convert their 2017 Notes solely into cash, regardless of the foregoing circumstances. The 2017 Notes were senior unsecured obligations that ranked: (i) senior in right of payment to any of WMG's indebtedness that is expressly subordinated in right of payment to the 2017 Notes; (ii) equal in right of payment to any of WMG's unsecured indebtedness that is not so subordinated; (iii) effectively junior in right of payment to any secured indebtedness to the extent of the value of the assets securing such indebtedness; and (iv) structurally junior to all indebtedness and other liabilities (including trade payables) of WMG's subsidiaries. As a result of the issuance of the 2017 Notes, we recognized deferred financing charges of approximately $8.8 million, which were amortized over the term of the 2017 Notes using the effective interest method.
The 2017 Notes Conversion Derivative required bifurcation from the 2017 Notes in accordance with ASC Topic 815, Derivatives and Hedging, and was accounted for as a derivative liability. See Note 5 of the condensed consolidated financial statements for additional information regarding the 2017 Notes Conversion Derivative. The fair value of the 2017 Notes Conversion Derivative at the time of issuance of the 2017 Notes was $48.1 million and was recorded as original debt discount for purposes of accounting for the debt component of the 2017 Notes. This discount is amortized as interest expense using the effective interest method over the term of the 2017 Notes. For the three and nine months ended September 25, 2016, we recorded $18.0 thousand and $0.9 million, respectively, of interest expense related to the amortization of the debt discount based upon an effective rate of 6.47%. The amount of interest expense related to the amortization of debt discount for the three and nine months ended September 24, 2017 was insignificant.
In connection with the issuance of the 2020 Notes on February 13, 2015, WMG repurchased and extinguished $240 million aggregate principal amount of the 2017 Notes and settled all of the 2017 Notes Hedges (receiving $70 million) and repurchased all of the warrants (paying $60 million) associated with the 2017 Notes. As a result of the repurchase, we recognized approximately $25.1 million for the write-off of related pro-rata unamortized deferred financing fees and debt discount within “Other expense (income), net” in our condensed consolidated statements of operations during the three months ended March 31, 2015.
Concurrently with the issuance and sale of the 2021 Notes, certain holders of the 2017 Notes exchanged approximately $54.4 million aggregate principal amount their 2017 Notes for the 2021 Notes. For each $1,000 principal amount of 2017 Notes validly submitted for exchange, we delivered $1,035.40 principal amount of 2021 Notes (subject to rounding down to the nearest $1,000 principal amount of the 2021 Notes, the difference being referred as the rounded amount) to the investor plus an amount of cash equal to the unpaid interest on the 2017 Notes and the rounded amount. In addition, during the three months ended June 26, 2016, we repurchased and extinguished an additional $3.6 million aggregate principal amount of the 2017 Notes in privately negotiated transactions. As a result of this exchange and these repurchases, we recognized approximately $3.0 million for the write-off of

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

related pro-rata unamortized deferred financing fees and debt discount within “Other expense (income), net” in our condensed consolidated statements of operations during the three months ended June 26, 2016.
The components of the 2017 Notes were as follows (in thousands):

	September 24, 2017	December 25, 2016
Principal amount of 2017 Notes	$—	$2,026
Unamortized debt discount	—	(47)
Unamortized debt issuance costs	—	(8)
Net carrying amount of 2017 Notes	$—	$1,971
ABL Facility
On December 23, 2016, we, together with WMG and certain of our other wholly-owned U.S. subsidiaries (collectively, Borrowers), entered into a Credit, Security and Guaranty Agreement (ABL Credit Agreement) with Midcap Financial Trust, as administrative agent (Agent) and a lender and the additional lenders from time to time party thereto. The ABL Credit Agreement provides for a $150.0 million senior secured asset-based line of credit, subject to the satisfaction of a borrowing base requirement (ABL Facility). The ABL Facility may be increased by up to $100.0 million upon the Borrowers’ request, subject to the consent of the Agent and each of the other lenders providing such increase. All borrowings under the ABL Facility are subject to the satisfaction of customary conditions, including the absence of default, the accuracy of representations and warranties in all material respects and the delivery of an updated borrowing base certificate. As of September 24, 2017 and December 25, 2016, we had $53.9 million and $30.0 million, respectively, in borrowings outstanding under the ABL Facility. We have reflected this debt as a current liability on our condensed consolidated balance sheet as of September 24, 2017 and December 25, 2016, as required by US GAAP due to the weekly lockbox repayment/re-borrowing arrangement underlying the agreement, as well as the ability for the lenders to accelerate the repayment of the debt under certain circumstances as described below. As of September 24, 2017 and December 25, 2016, we had $2.4 million and $2.5 million, respectively, of unamortized debt issuance costs related to the ABL Facility. These amounts are included within "Other assets" on our condensed consolidated balance sheets and will be amortized over the five-year term of the ABL Facility as described below.
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
The ABL Credit Agreement contains certain negative covenants that restrict our ability to take certain actions as specified in the ABL Credit Agreement and an affirmative covenant that we maintain net revenue at or above minimum levels and maintain liquidity

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

in the United States at a level specified in the ABL Credit Agreement, subject to certain exceptions. All of the obligations under the ABL Facility are guaranteed jointly and severally by Wright Medical Group N.V. and each of the Borrowers on the terms set forth in the ABL Credit Agreement. Subject to certain exceptions set forth in the ABL Credit Agreement, amounts outstanding under the ABL Facility are secured by a senior first priority security interest in substantially all existing and after-acquired assets of Wright Medical Group N.V. and each Borrower. As of September 24, 2017, we were in compliance with all covenants under the ABL Credit Agreement.
Mortgages and Shareholder Debt
We have mortgages that had an outstanding balance of $2.6 million and $2.5 million as of September 24, 2017 and December 25, 2016, respectively. The majority of this debt is mortgages that were acquired as a result of the Wright/Tornier merger. These mortgages are secured by an office building in Montbonnot, France and bear fixed annual interest rates of 2.55%-4.9%.
The shareholder debt acquired was the result of a 2008 transaction where a 51%-owned and consolidated subsidiary of legacy Tornier borrowed $2.2 million from a then-current member of the legacy Tornier board of directors, who was also a 49% owner of the consolidated subsidiary. This loan was used to partially fund the purchase of real estate in Grenoble, France, to be used as a manufacturing facility. Interest on the debt is variable-based on the three-month Euro Libor rate plus 0.5% and has no stated term. The outstanding balance on this debt was $1.7 million as of September 24, 2017 and $1.8 million as of December 25, 2016.

9. Accumulated Other Comprehensive Income (AOCI)
Other comprehensive income (OCI) includes certain gains and losses that under US GAAP are included in comprehensive income but are excluded from net loss as these amounts are initially recorded as an adjustment to shareholders’ equity. Amounts in OCI may be reclassified to net loss upon the occurrence of certain events.
For the nine months ended September 24, 2017 and September 25, 2016, OCI was comprised solely of foreign currency translation adjustments.
Changes in AOCI for the nine months ended September 24, 2017 and September 25, 2016 were as follows (in thousands):

Nine months ended September 24, 2017
Currency translation adjustment
Balance at December 25, 2016	$(19,461)
Other comprehensive income	44,362
Balance at September 24, 2017	$24,901

Nine months ended September 25, 2016
Currency translation adjustment
Balance at December 27, 2015	$(10,484)
Other comprehensive income	11,763
Balance at September 25, 2016	$1,279

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

10. Changes in Shareholders' Equity
The below table provides an analysis of changes in each balance sheet caption of shareholders’ equity for the nine months ended September 24, 2017 and September 25, 2016 (in thousands, except share data):

	Nine Months Ended September 24, 2017
	Ordinary shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholders' equity
	Number of shares	Amount
Balance at December 25, 2016	103,400,995	$3,815	$1,908,749	$(1,206,239)	$(19,461)	$686,864
2017 Activity:
Net loss	—	—	—	(231,731)	—	(231,731)
Foreign currency translation	—	—	—	—	44,362	44,362
Issuances of ordinary shares	1,217,088	40	24,788	—	—	24,828
Vesting of restricted stock units	393,595	13	(13)	—	—	—
Share-based compensation	—	—	14,193	—	—	14,193
Balance at September 24, 2017	105,011,678	$3,868	$1,947,717	$(1,437,970)	$24,901	$538,516

	Nine Months Ended September 25, 2016
	Ordinary shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholders' equity
	Number of shares	Amount
Balance at December 27, 2015	102,672,678	$3,790	$1,835,586	$(773,866)	$(10,484)	$1,055,026
2016 Activity:
Net loss	—	—	—	(387,503)	—	(387,503)
Foreign currency translation	—	—	—	—	11,763	11,763
Issuances of ordinary shares	287,328	10	5,654	—	—	5,664
Vesting of restricted stock units	265,378	9	(9)	—	—	—
Share-based compensation	—	—	9,843	—	—	9,843
Issuance of stock warrants, net of repurchases and equity issuance costs	—	—	50,312	—	—	50,312
Balance at September 25, 2016	103,225,384	$3,809	$1,901,386	$(1,161,369)	$1,279	$745,105

11. Capital Stock and Earnings Per Share
We are authorized to issue up to 320 million ordinary shares, each share with a par value of three Euro cents (€0.03). We had 105.0 million and 103.4 million ordinary shares issued and outstanding as of September 24, 2017 and December 25, 2016, respectively.
FASB ASC Topic 260, Earnings Per Share, requires the presentation of basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted-average number of ordinary shares outstanding during the period. Diluted earnings per share is calculated to include any dilutive effect of our ordinary share equivalents. For the three and nine months ended September 24, 2017 and September 25, 2016, our ordinary share equivalents consisted of stock options, restricted stock units, and warrants. The dilutive effect of the stock options, restricted stock units, and warrants is calculated using the treasury-stock method.
We had outstanding options to purchase 10.4 million ordinary shares, 1.4 million restricted stock units, and 0.1 million performance stock units at September 24, 2017 and outstanding options to purchase 10.7 million ordinary shares and 1.4 million restricted stock units at September 25, 2016. We had outstanding net-share settled warrants on the 2020 Notes of 19.6 million ordinary shares at September 24, 2017 and September 25, 2016. We also had net-share settled warrants on the 2021 Notes of 18.5 million ordinary shares at September 24, 2017 and September 25, 2016.

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

None of the options, restricted stock units, or warrants were included in diluted earnings per share for the three and nine months ended September 24, 2017 or September 25, 2016 because we recorded a net loss for all periods; and therefore, including these instruments would be anti-dilutive.
The weighted-average number of ordinary shares outstanding for basic and diluted earnings per share purposes is as follows (in thousands):

	Three months ended		Nine months ended
	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016
Weighted-average number of ordinary shares outstanding-basic and diluted	104,836	103,072	104,292	102,854

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
Patent Litigation
In June 2013, Anglefix, LLC filed suit in the United States District Court for the Western District of Tennessee, alleging that our ORTHOLOC® products infringe Anglefix’s asserted patent, which was licensed to Anglefix by the University of North Carolina (UNC). On April 14, 2014, we filed a request for Inter Partes Review (IPR) with the U.S. Patent and Trademark Office. On June 30, 2015, the Patent Office Board entered judgment in our favor as to all patent claims at issue in the IPR and twelve patent claims remained at issue in the District Court. In January 2017, UNC was added to the District Court case as a co-plaintiff. On July 13, 2017, the Court denied plaintiffs’ motion for summary judgment of infringement, and granted our motion for summary judgment of noninfringement as to the asserted apparatus claims. The Court denied our motion as to the asserted method claims based on the perceived possible existence of a fact issue. In the wake of the Court’s rulings, on July 28, 2017, plaintiffs Anglefix and UNC stipulated to dismissal of their claims against us with prejudice. On the same date, the Court entered judgment dismissing plaintiffs’ claims against us with prejudice thereby ending the case.
On September 23, 2014, Spineology filed a patent infringement lawsuit, Case No. 0:14-cv-03767, in the U.S. District Court in Minnesota, alleging that our X-REAM® bone reamer infringes U.S. Patent No. RE42,757 entitled “EXPANDABLE REAMER.” In January 2015, on the deadline for service of its complaint, Spineology dismissed its complaint without prejudice and filed a

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

new, identical complaint. We filed an answer to the new complaint with the Court on April 27, 2015. The Court conducted a Markman hearing on March 23, 2016. Mediation was held on August 11, 2016, but no agreement could be reached. The Court issued a Markman decision on August 30, 2016, in which it found all asserted product claims invalid as indefinite under applicable patent laws and construed several additional claim terms. The parties completed fact and expert discovery with respect to the remaining asserted method claims. We filed a motion for summary judgment of non-infringement of the remaining asserted patent claims and motions to exclude testimony from Spineology’s technical and damages experts. Spineology filed a motion for summary judgment of infringement. On July 25, 2017, the Court granted our motion for summary judgment of non-infringement; denied Spineology’s motion for summary judgment of infringement; and denied all remaining motions as moot. The Court also entered judgment in our favor and against Spineology on all issues. Spineology has appealed the judgment to the U.S. Court of Appeals for the Federal Circuit.
On September 13, 2016, we filed a civil action, Case No. 2:16-cv-02737-JPM, against Spineology in the U.S. District Court for the Western District of Tennessee alleging breach of contract, breach of implied warranty against infringement, and seeking a judicial declaration of indemnification from Spineology for patent infringement claims brought against us stemming from our sale and/or use of certain expandable reamers purchased from Spineology. Spineology filed a motion to dismiss on October 17, 2016, but withdrew the motion on November 28, 2016. On December 7, 2016, Spineology filed an answer to our complaint and counterclaims, including counterclaims relating to a 2004 non-disclosure agreement between Spineology and WMT. On December 28, 2016, we filed a motion to dismiss the counterclaims relating to that 2004 agreement. On January 4, 2017, Spineology filed a motion for summary judgment on certain claims set forth in our complaint. We opposed that motion. On January 27, 2017, we filed a motion for summary judgment on certain issues pertaining to our indemnification claims. Spineology has opposed that motion. On July 7, 2017, the Court extended the deadlines for completing discovery until after it rules on those pending motions. On August 29, 2017, the Court ruled on the motions to dismiss and for summary judgment. In view of that decision, on September 22, 2017, the parties stipulated to, and the Court entered, a judgment that effectively ended the case in a draw. We have appealed the judgment as to our claims against Spineology to the U.S. Court of Appeals for the Sixth Circuit.
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
Product Liability
We have received claims for personal injury against us associated with fractures of our PROFEMUR® long titanium modular neck product (PROFEMUR® Claims). As of September 24, 2017 there were approximately 30 pending U.S. lawsuits and approximately 60 pending non-U.S. lawsuits alleging such claims. The overall fracture rate for the product is low and the fractures appear, at least in part, to relate to patient demographics. Beginning in 2009, we began offering a cobalt-chrome version of our PROFEMUR® modular neck, which has greater strength characteristics than the alternative titanium version. Historically, we have reflected our liability for these claims as part of our standard product liability accruals on a case-by-case basis. However, during the quarter ended September 30, 2011, as a result of an increase in the number and monetary amount of these claims, management estimated our liability to patients in the United States and Canada who have previously required a revision following a fracture of a PROFEMUR® long titanium modular neck, or who may require a revision in the future. Management has estimated that this aggregate liability ranges from approximately $22.4 million to $25.5 million. Any claims associated with this product outside of the United States and Canada, or for any other products, will be managed as part of our standard product liability accrual methodology on a case-by-case basis.
Due to the uncertainty within our aggregate range of loss resulting from the estimation of the number of claims and related monetary payments, we have recorded a liability of $22.4 million, which represents the low-end of our estimated aggregate range of loss. We have classified $14.5 million of this liability as current in “Accrued expenses and other current liabilities,” as we expect to pay such claims within the next twelve months, and $7.9 million as non-current in “Other liabilities” on our consolidated balance sheet. We expect to pay the majority of these claims within the next three years.
We are aware that MicroPort has recalled certain sizes of its cobalt chrome modular neck products as a result of alleged fractures. As of September 24, 2017, there were six pending U.S. lawsuits and eight pending non-U.S. lawsuits against us alleging personal injury resulting from the fracture of a cobalt chrome modular neck. These claims will be managed as part of our standard product liability accrual methodology on a case-by-case basis.
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
As of September 24, 2017, there were approximately 1,000 lawsuits pending in the MDL and JCCP, and an additional 50 cases pending in various U.S. state courts. As of that date, we have also entered into approximately 850 so called "tolling agreements" with potential claimants who have not yet filed suit. The number of lawsuits pending in the MDL and JCCP and tolling agreements disclosed above includes the claims that have been resolved pursuant to the Master Settlement Agreement and Second Settlement Agreements discussed below. Based on presently available information, we believe approximately 350 of these matters allege claims involving bilateral implants. As of September 24, 2017, there were also approximately 50 non-U.S. lawsuits pending. We believe we have data that supports the efficacy and safety of our metal-on-metal hip products.
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

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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
If it is determined a claim in the Initial Settlement Pool is ineligible due to failure to meet the eligibility criteria of the MSA, such claim will be removed and, where possible, replaced with a new eligible claim involving the same product, with the goal of having the number and mix of claims in the final settlement pool (before opt-outs) (Final Settlement Pool) equal, as nearly as possible, the number and mix of claims in the Initial Settlement Pool. Additionally, if any DYNASTY® or LINEAGE® claims in the Final Settlement Pool are determined to have been misidentified as CONSERVE® claims, or vice versa, the total settlement amount will be adjusted based on the value for each product type (not to exceed $240 million).
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
The MSA includes a 95% opt-in requirement, meaning the MSA could have been terminated by WMT prior to any settlement disbursement if claimants holding greater than 5% of eligible claims in the Final Settlement Pool elected to “opt-out” of the settlement. WMT has confirmed that of the 1,292 eligible claims, 1,279 opted to participate in the settlement and 13 opted out, resulting in a final opt-in percentage of approximately 99%, well in excess of the required 95% threshold. On March 2, 2017, WMT agreed to replace the 13 opt-out claims with 13 additional claims that would have been eligible to participate in the MSA but for the 1,292 claim limit, bringing the total MSA settlement to the maximum limit of $240 million to settle 1,292 claims. Due to apparent demand from additional claimants excluded from settlement because of the 1,292 claims ceiling, but otherwise eligible for participation, on May 15, 2017 WMT agreed to settle an additional 53 such claims, on terms substantially identical to the MSA settlement terms, for a maximum additional settlement amount of $9.4 million.
WMT escrowed $150 million, of which $38.9 million was remaining as of September 24, 2017, to secure its obligations under the MSA. As additional security, Wright Medical Group N.V., the indirect parent company of WMT, agreed to guarantee WMT’s obligations under the MSA.
On October 3, 2017, WMT entered into two additional settlement agreements (collectively, the Second Settlement Agreements) with the Court-appointed attorneys representing plaintiffs in the MDL and JCCP. Under the terms of the Second Settlement Agreements, the parties agreed to settle 629 specifically identified CONSERVE®, DYNASTY® and LINEAGE® claims that meet the eligibility requirements of the Second Settlement Agreements and are either pending in the MDL or JCCP, or subject to court-approved tolling agreements in the MDL or JCCP, for a maximum settlement amount of $89.75 million. The comprehensive settlement amount is contingent on WMT’s recovery of new insurance payments totaling at least $35 million from applicable insurance carriers by December 31, 2017.
The $89.75 million settlement amount is a maximum settlement based on the pool of 629 specific, existing claims comprised of an identified mix of CONSERVE®, DYNASTY® and LINEAGE® products (Second Settlement Initial Settlement Pool), with a value assigned to each product type. The actual settlement may be less, but not more, depending on several factors including the mix of products and claimants in the final settlement pool (Second Settlement Final Settlement Pool) and the number of claimants electing to “opt-out” of the settlement.
The total maximum settlement amount of $89.75 million is allocated among the following three tranches: (1) Tranche 1: $7.9 million to settle 49 additional claims that would have been eligible to participate in the MSA but for the claim limit contained therein, which amount will be funded as such claims are settled; (2) Tranche 2: $5.1 million to settle 39 eligible claims of the oldest claimants (by age), which amount will be funded as such claims are settled; and (3) Tranche 3: $76.75 million to settle 511

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

eligible claims pending or tolled in the MDL and JCCP existing as of June 30, 2017, and 30 new eligible claims which were presented between July 1, 2017 and October 1, 2017, which amount will be funded as follows: $45 million by June 30, 2018 and $31.75 million by September 30, 2019. The Tranche 3 settlement is contingent upon WMT receiving at least $35 million of new insurance payments from applicable carriers by December 31, 2017. There is no contingency with respect to Tranches 1 and 2.
Actual settlements paid to individual claimants will be determined under the claims administration procedures contained in the Second Settlement Agreements and may be more or less than the amounts used to calculate the $89.75 million settlement for the 629 claims in the Second Settlement Initial Settlement Pool. However in no event will variations in actual settlement amounts payable to individual claimants affect WMT’s maximum settlement obligation of $89.75 million or the manner in which it may be reduced due to opt outs, final product mix, or elimination of ineligible claims.
If it is determined that a claim in the Second Settlement Initial Settlement Pool is ineligible due to failure to meet the eligibility criteria of the Second Settlement Agreements, such claim will be removed and, where possible, replaced with a new eligible claim involving the same products as the removed claim.
The Second Settlement Agreements contain specific eligibility requirements and establish procedures for proof and administration of claims, negotiation and execution of individual settlement agreements, determination of the final total settlement amount, and funding of individual settlement amounts by WMT. Eligibility requirements include, without limitation, that the claimant has a claim pending or tolled in the MDL or JCCP and that, with limited exceptions, the claimant has undergone a revision surgery. Claimants who have had bilateral revision surgeries will be counted as two claims but only to the extent both claims separately satisfy all eligibility criteria.
Each of the Second Settlement Agreements includes a 95% opt-in requirement, meaning WMT may terminate either Settlement Agreement prior to any settlement disbursement if claimants holding greater than 5% of eligible claims in Tranches 1 and 2, collectively, or claimants holding greater than 5% of eligible claims in Tranche 3 in the Second Settlement Final Settlement Pool, elect to “opt-out” of the settlement.
While the Second Settlement Agreements did not require WMT to escrow any amount to secure its obligations thereunder, as additional security, Wright Medical Group N.V., the indirect parent company of WMT, agreed to guarantee WMT’s obligations under the Second Settlement Agreements.
The MSA (which reference includes the supplemental settlements described above) and the Second Settlement Agreements were entered into solely as a compromise of the disputed claims being settled and are not evidence that any claim has merit nor are they an admission of wrongdoing or liability by WMT. WMT will continue to vigorously defend metal-on-metal hip claims not settled pursuant to the above agreements. The Second Settlement Agreements are contingent upon the dismissal without prejudice of pending and tolled claims in the MDL and JCCP that do not meet the inclusion criteria of the MDL or JCCP. Additionally, the Second Settlement Agreements are contingent upon the dismissal without prejudice of all remaining non-revision claims in the MDL and JCCP, pursuant to a tolling agreement that tolls applicable statutes of limitation and repose for three months from a revision of the products or determination that a revision of the products is necessary. The parties are in the process of jointly coordinating the closures of the MDL and JCCP to new claims.
As of September 24, 2017, we estimate there were approximately 15 outstanding metal-on-metal hip revision claims that were not included in the MSA or Second Settlement Agreements, approximately 50 claims pending in U.S courts other than the MDL and JCCP, and approximately 50 claims pending in non-U.S. courts. We also estimate that there were approximately 650 outstanding metal-on-metal hip non-revision claims as of September 24, 2017. These non-revision cases were excluded from the MSA and Second Settlement Agreements. As a result of entering into the Second Settlement Agreements during the third quarter of 2017, we recorded an additional accrual of $82.7 million for the 629 matters included within the settlement and for matters that have the same eligibility criteria.
As of September 24, 2017, our accrual for metal-on-metal claims totaled $244.2 million, of which $199.3 million is included in our condensed consolidated balance sheet within “Accrued expenses and other current liabilities” and $44.9 million is included within “Other liabilities.” Our accrual is based on (i) case by case accruals for specific cases where facts and circumstances warrant, and (ii) the implied settlement values for eligible claims under the MSA or Second Settlement Agreements. We are unable to reasonably estimate the high-end of a possible range of loss for claims which elected or will elect to opt-out of the MSA or Second Settlement Agreements. Claims we can confirm would meet MSA or Second Settlement Agreements eligibility criteria but are excluded from the settlements due to the maximum settlement cap, or because they are state cases not part of the MDL or JCCP, have been accrued as of the respective settlement rates. Due to the general uncertainties surrounding all metal-on metal claims as noted above, as well as insufficient information about individual claims, we are presently unable to reasonably estimate a range of loss for future claims; hence we have not accrued for these claims at the present time.

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

We are unable to predict whether we will be successful in recovering the necessary insurance proceeds required to complete the comprehensive settlement pursuant to the Second Settlement Agreements within the requisite timeframe. We continue to believe the high-end of a possible range of loss for existing revision claims that do not meet eligibility criteria of the MSA or Second Settlement Agreements will not, on an average per case basis, exceed the average per case accrual we take for revision claims we can confirm do meet eligibility criteria of the MSA or Second Settlement Agreements, as applicable. Future claims will be evaluated for accrual on a case by case basis using the accrual methodologies described above (which could change if future facts and circumstances warrant).
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
In June 2014, St. Paul Surplus Lines Insurance Company (Travelers), which was an excess carrier in our coverage towers across multiple policy years, filed a declaratory judgment action in Tennessee state court naming us and certain of our other insurance carriers as defendants and asking the court to rule on the rights and responsibilities of the parties with regard to the CONSERVE® Claims. Among other things, Travelers appeared to dispute our contention that the CONSERVE® Claims arise out of more than a single occurrence thereby triggering multiple policy periods of coverage.  Travelers further sought a determination as to the applicable policy period triggered by the alleged single occurrence.  We filed a separate lawsuit in state court in California for declaratory judgment against certain carriers and breach of contract against the primary carrier, and moved to dismiss or stay the Tennessee action on a number of grounds, including that California is the most appropriate jurisdiction. During the third quarter of 2014, the California Court granted Travelers' motion to stay our California action. On April 29, 2016, we filed a dispositive motion seeking partial judgment in our favor in the Tennessee action, which motion is pending and has been referred to a Special Master to consider the parties’ arguments and report to the Court by December 8, 2017. Oral argument on the motion is scheduled for February 23, 2018. On June 10, 2016, Travelers withdrew its motion for summary judgment in the Tennessee action. One of the other insurance companies in the Tennessee action has stated that it will re-file a similar motion in the future.
In March 2017, Lexington Insurance Company (“Lexington”), which had been dismissed from the Tennessee action, requested arbitration under five Lexington insurance policies in connection with the CONSERVE® Claims. We subsequently engaged in discussions and correspondence with Lexington about the scope of the requested arbitration(s). On or about October 27, 2017, Lexington filed an Application for Order to Compel Arbitration in the Commonwealth of Massachusetts, Suffolk County Superior Court, naming WMT, Wright Medical Group, Inc., and Wright Medical Group N.V. We are presently considering our response to the Application.
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
On December 13, 2016, we filed a motion in the Tennessee action described above to include allegations of bad faith against the primary insurance carrier.  The motion was subsequently amended on February 8, 2017 to add similar bad faith claims against the remaining excess carriers.  On April 13, 2017, the Court denied our motion, without prejudice to our right to re-assert the motion at a later time. On August 29, 2017, we refiled the motion to add a bad faith claim against the primary and excess insurance carriers. The Court granted our motion on October 19, 2017 and, on October 23, 2017, we filed amended cross-claims alleging bad faith against all of the insurance carriers.
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
Management has recorded an insurance receivable of $5.0 million for the probable recovery of spending from the remaining carriers (other than the Three Settling Carriers) in excess of our retention for a single occurrence. As of September 24, 2017, we have received $73.3 million of insurance proceeds, including the above amount from the Three Settling Insurers, and our insurance carriers have paid a total of $6.7 million directly to claimants in connection with various settlements, which represents amounts undisputed by the carriers. Our acceptance of these proceeds was not a waiver of any other claim we may have against the insurance carriers. However, the amount we ultimately receive will depend on the outcome of our dispute with the remaining carriers (other than the Three Settling Carriers) concerning the number of policy years available. We believe our contracts with the insurance carriers are enforceable for these claims; and, therefore, we believe it is probable we will receive additional recoveries from the remaining carriers. Settlement discussions with the remaining insurance carriers continue.
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

13. Restricted Cash
During the fourth quarter of 2016, WMT deposited $150.0 million into a restricted escrow account to secure its obligations under the MSA that WMT entered into in connection with the metal-on-metal hip litigation, as described in Note 12 to the condensed consolidated financial statements. All individual settlements under the MSA will be funded first from the escrow account and then, once all funds held in the escrow account have been exhausted, directly by WMT. Within 30 days of each funding request, unless WMT in good faith objects to the accuracy of any payment request, WMT will instruct the escrow agent to transfer funds from the restricted escrow account to a master account designated by plaintiffs’ counsel, who will then arrange for disbursements of individual settlement amounts. During the quarter ended September 24, 2017, WMT made $111.1 million in settlement payments from the escrow account. As of September 24, 2017, $38.9 million remained in the restricted escrow account, and therefore, considered restricted cash under US GAAP. WMT expects to utilize the remaining funds held in the escrow account during the fourth quarter of 2017. See Note 12 to the condensed consolidated financial statements for further discussion regarding the MSA and the metal-on-metal hip litigation. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within our condensed consolidated balance sheets that sum to the totals of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	September 24, 2017	December 25, 2016
Cash and cash equivalents	$238,867	$262,265
Restricted cash	38,922	150,000
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$277,789	$412,265

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
Selected financial information related to our segments is presented below for the three months ended September 24, 2017 and September 25, 2016 (in thousands):

	Three months ended September 24, 2017
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Corporate [1]	Total
Net sales from external customers	$70,946	$55,918	$43,639	$—	$170,503
Depreciation expense	3,871	2,372	3,298	5,459	15,000
Amortization expense	—	—	—	7,178	7,178
Segment operating income (loss)	$13,506	$16,575	$(1,563)	$(43,716)	$(15,198)
Other:
Transaction and transition expenses					3,311
Operating loss					(18,509)
Interest expense, net					18,978
Other expense, net					5,457
Loss before income taxes					$(42,944)

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Three months ended September 25, 2016
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Corporate [1]	Total
Net sales from external customers	$70,654	$47,411	$39,267	$—	$157,332
Depreciation expense	3,494	3,181	3,086	5,124	14,885
Amortization expense	—	—	—	7,466	7,466
Segment operating income (loss)	$17,980	$12,594	$(2,945)	$(47,822)	$(20,193)
Other:
Inventory step-up amortization					10,306
Transaction and transition expenses					8,105
Operating loss					(38,604)
Interest expense, net					16,795
Other income, net					(365)
Loss before income taxes					$(55,034)
Selected financial information related to our segments is presented below for the nine months ended September 24, 2017 and September 25, 2016 (in thousands):

	Nine months ended September 24, 2017
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Corporate [1]	Total
Net sales from external customers	$220,259	$171,695	$135,433	$—	$527,387
Depreciation expense	10,080	7,321	8,539	16,184	42,124
Amortization expense	—	—	—	21,574	21,574
Segment operating income (loss)	$51,988	$52,942	$1,641	$(133,987)	$(27,416)
Other:
Transaction and transition expenses					9,484
Operating loss					(36,900)
Interest expense, net					55,512
Other expense, net					6,875
Loss before income taxes					$(99,287)

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Nine months ended September 25, 2016
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Corporate [1]	Total
Net sales from external customers	$214,559	$149,923	$132,857	$—	$497,339
Depreciation expense	9,183	8,400	8,541	14,881	41,005
Amortization expense	—	—	—	21,407	21,407
Segment operating income (loss)	$57,813	$46,729	$840	$(146,792)	$(41,410)
Other:
Inventory step-up amortization					30,922
Transaction and transition expenses					27,952
Legal settlement					1,800
Management changes					1,348
Costs associated with new convertible debt					234
Operating loss					(103,666)
Interest expense, net					41,673
Other income, net					(3,494)
Loss before income taxes					$(141,845)

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
Net sales by geographic region are as follows (in thousands):

	Three months ended
Net sales by geographic region:	September 24, 2017	September 25, 2016
United States	$126,864	$118,065
EMEA	25,371	23,693
Other	18,268	15,574
Total	$170,503	$157,332

	Nine months ended
Net sales by geographic region:	September 24, 2017	September 25, 2016
United States	$391,954	$364,482
EMEA	85,181	87,040
Other	50,252	45,817
Total	$527,387	$497,339
Assets in the U.S. Upper Extremities, U.S. Lower Extremities & Biologics, and International Extremities & Biologics segments are those assets used exclusively in the operations of each business segment or allocated when used jointly. Assets in the Corporate category are principally cash and cash equivalents, derivative assets, property, plant and equipment associated with our corporate headquarters, assets associated with discontinued operations, product liability insurance receivables, and assets associated with income taxes. Total assets by business segment as of September 24, 2017 and December 25, 2016 are as follows (in thousands):

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	September 24, 2017
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Corporate	Total
Total assets	$472,925	$842,029	$306,258	$579,471	$2,200,683

	December 25, 2016
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Corporate	Total
Total assets	$491,531	$845,102	$264,680	$689,273	$2,290,586

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition for the three and nine months ended September 24, 2017. This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements, our Annual Report on Form 10-K for the year ended December 25, 2016, which includes additional information about our critical accounting policies and practices and risk factors, and "Special Note Regarding Forward-Looking Statements."
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
References in this section to "we," "our" and "us" refer to Wright Medical Group N.V. and its subsidiaries after the Wright/Tornier merger and Wright Medical Group, Inc. and its subsidiaries before the merger. Our fiscal year runs from the first Monday after the last Sunday of December of a year and ends on the last Sunday of December of the following year. The three and nine months ended September 24, 2017 and September 25, 2016 each consisted of thirteen and thirty-nine weeks, respectively.
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
Our principal upper extremities products include the AEQUALIS ASCEND® and SIMPLICITI® total shoulder replacement systems, the AEQUALIS® REVERSED II™ reversed shoulder system, and the AEQUALIS ASCEND® FLEX™ convertible shoulder system. SIMPLICITI® is the first minimally invasive, ultra-short stem total shoulder available in the United States. In December 2016, we received FDA 510(k) clearance of our AEQUALIS® PERFORM™ REVERSED Glenoid System, our first reverse augmented glenoid, and we commercially launched it during the first quarter of 2017. We continue to release new options for our BluePrint 3D Planning software , which can be used with our AEQUALIS® PERFORM™ REVERSED Glenoid System to assist surgeons in accurately positioning the glenoid implant and replicating the pre-operation surgical plan.
Our principal lower extremities products include the INBONE® and INFINITY® Total Ankle Replacement Systems. In July 2017, we commercially launched our most recent total ankle replacement product, the INVISION™ Total Ankle Revision System, the ORTHOLOC 3Di Ankle Fracture Low Profile System and the MICATM Minimally-Invasive Foot and Ankle System. We also launched line extensions for our SALVATION Limb Salvage System in the third quarter of 2017.
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
Significant Quarterly Business Developments. During the first half of 2017, we selectively expanded our U.S. sales force by adding additional direct quota-carrying representatives, primarily weighted towards the lower extremities business. Of these new direct quota-carrying representatives, most of them were current associate sales representatives that moved up to be quota-carrying representatives. Third quarter growth in the core U.S. lower extremities and core biologics portfolio was significantly lower than our more technologically advanced products due to slower than anticipated benefit from the sales representative additions that we made earlier in the year.
During the third quarter of 2017, we completed a key initiative by transferring our U.S. upper extremities inventory into a hub network, similar to how we operate our U.S. lower extremities inventory. We believe this will enable us to have more control and visibility over the performance of our field inventory and instrument sets, resulting in an increase in our set turns and a reduction in our field inventory days on hand and improve sales representative productivity. We also made progress during the third quarter of 2017 on our key initiative to reduce the amount of inventory delivered for surgery.
Financial Highlights. Net sales increased 8.4% totaling $170.5 million in the third quarter of 2017, compared to $157.3 million in the third quarter of 2016, driven primarily by 7.5% growth in our U.S. net sales.
Our U.S. net sales increased $8.8 million, or 7.5%, in the third quarter of 2017 as compared to the third quarter of 2016, driven primarily by sales of our AEQUALIS® PERFORM™ REVERSED Glenoid System that was launched in 2017, as well as the continued success of our SIMPLICITI® shoulder system, our AUGMENT® Bone Graft product, and our INFINITY® total ankle replacement system.
Our international net sales increased $4.4 million, or 11.1%, in the third quarter of 2017 as compared to the third quarter of 2016, driven by 11.1% growth in our direct markets and a $1.2 million favorable impact from foreign currency exchange rates.
In the third quarter of 2017, our net loss from continuing operations totaled $34.1 million, compared to a net loss from continuing operations of $52.7 million for the third quarter of 2016. This decrease in net loss from continuing operations was primarily driven by the following:

•	$8.0 million, net of tax, decrease in non-cash amortization of inventory step-up fair value adjustment associated with the Wright/Tornier merger;

•	$4.8 million decrease in transaction and transition expenses;

•	$8.9 million tax benefit related to a change in the realizability of certain U.S. net operating losses following the completion of a tax project; and

•	improved profitability due to manufacturing efficiencies and leverage of fixed corporate spending.
The favorable changes in net loss from continuing operations were partially offset by:

•
$5.8 million increase in other expense (income), net, primarily driven by changes in fair value adjustments associated with derivative assets and liabilities and the CVRs issued in the BioMimetic acquisition; and

•
$2.2 million of incremental interest expense, due to cash interest expense associated with the borrowings under our asset-based line of credit facility (ABL Facility) established in the fourth quarter of 2016.

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
We are highly focused on ensuring that no business momentum is lost as we continue to integrate legacy Wright and legacy Tornier. Since the merger, we have completed the integration of our global sales force, co-located and consolidated into one enterprise resource planning (ERP) system in three of our top five international markets, transferred our U.S. upper extremities inventory into a hub network, and completed a substantial number of other integration activities, while incurring more cost synergies earlier and less sales dis-synergies than we originally anticipated. Although we recognize that we will continue to have revenue dis-synergies during the remaining integration period, we believe we have an excellent opportunity to improve efficiency and leverage fixed costs in our business going forward and capture cost synergies. We also believe we have significant opportunity at the same time to advance certain balance sheet initiatives, such as improving our inventory, instrument set utilization, and days sales outstanding (DSO).
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

Results of Operations
Comparison of the three months ended September 24, 2017 to the three months ended September 25, 2016
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

	Three months ended
	September 24, 2017		September 25, 2016
	Amount	% of net sales	Amount	% of net sales
Net sales	$170,503	100.0%	$157,332	100.0%
Cost of sales [1,2]	38,421	22.5%	46,149	29.3%
Gross profit	132,082	77.5%	111,183	70.7%
Operating expenses:
Selling, general and administrative [1]	131,421	77.1%	129,840	82.5%
Research and development [1]	11,992	7.0%	12,481	7.9%
Amortization of intangible assets	7,178	4.2%	7,466	4.7%
Total operating expenses	150,591	88.3%	149,787	95.2%
Operating loss	(18,509)	(10.9)%	(38,604)	(24.5)%
Interest expense, net	18,978	11.1%	16,795	10.7%
Other expense (income), net	5,457	3.2%	(365)	(0.2)%
Loss from continuing operations before income taxes	(42,944)	(25.2)%	(55,034)	(35.0)%
Benefit for income taxes	(8,822)	(5.2)%	(2,325)	(1.5)%
Net loss from continuing operations	$(34,122)	(20.0)%	$(52,709)	(33.5)%
Loss from discontinued operations, net of tax	(97,748)		(57,436)
Net loss	$(131,870)		$(110,145)
__________________________

[1]	These line items include the following amounts of non-cash, share-based compensation expense for the periods indicated:

	Three months ended
	September 24, 2017	% of net sales	September 25, 2016	% of net sales
Cost of sales	$152	0.1%	$146	0.1%
Selling, general and administrative	4,960	2.9%	3,168	2.0%
Research and development	333	0.2%	214	0.1%

[2]	Cost of sales includes amortization of inventory step-up adjustment of $10.3 million for the three months ended September 25, 2016.

The following tables set forth our net sales by product line for the U.S. and International for the periods indicated (in thousands) and the percentage of year-over-year change:

	Three months ended
	September 24, 2017	September 25, 2016	% change
U.S.
Lower extremities	$51,417	$51,586	(0.3)%
Upper extremities	54,788	46,207	18.6%
Biologics	18,640	18,247	2.2%
Sports med & other	2,019	2,025	(0.3)%
Total U.S.	$126,864	$118,065	7.5%

International
Lower extremities	$13,963	$14,201	(1.7)%
Upper extremities	21,197	17,326	22.3%
Biologics	5,193	4,739	9.6%
Sports med & other	3,286	3,001	9.5%
Total International	$43,639	$39,267	11.1%

Total net sales	$170,503	$157,332	8.4%
Net sales
U.S. Sales. U.S. net sales totaled $126.9 million in the third quarter of 2017, a 7.5% increase from $118.1 million in the third quarter of 2016, primarily due to continued growth in our U.S. upper extremities business, which was partially offset by a negative impact from the hurricanes that hit the U.S. in the third quarter. U.S. sales represented approximately 74.4% of total net sales in the third quarter of 2017, compared to 75.0% of total net sales in the third quarter of 2016.
Our U.S. lower extremities net sales were flat at $51.4 million in the third quarter of 2017 compared to $51.6 million in the third quarter of 2016. During the third quarter of 2017, we had net sales growth of 14.3% in our total ankle replacement products. This net sales growth was offset by continued distraction caused by the addition of new direct quota-carrying representatives in the first quarter of 2017.
Our U.S. upper extremities net sales increased to $54.8 million in the third quarter of 2017 from $46.2 million in the third quarter of 2016, representing growth of 18.6%. This growth was driven by our innovative shoulder product portfolio, including the recent launch of our PERFORM™ Reversed Glenoid System and continued success of the SIMPLICITI® shoulder system.
Our U.S. biologics net sales totaled $18.6 million in the third quarter of 2017, representing a 2.2% increase over the third quarter of 2016, driven primarily by continued sales volume growth of AUGMENT® Bone Graft, mostly offset by declines in our other biologic products.
International Sales. Net sales in our international regions totaled $43.6 million in the third quarter of 2017, compared to $39.3 million in the third quarter of 2016. This 11.1% increase was due to 11.1% growth in our direct markets and a $1.2 million favorable impact from foreign currency exchange rates (a 3 percentage point favorable impact to international sales growth rate).
Our international lower extremities net sales decreased 1.7% to $14.0 million in the third quarter of 2017 from $14.2 million in the third quarter of 2016. Sales decreased due to lower sales volumes to stocking distributors and timing of stocking orders. These decreases were partially offset by a 8.6% increase in sales in our direct markets, primarily in Australia, as well as a $0.3 million favorable impact from foreign currency exchange rates (a 2 percentage point favorable impact to international lower extremities sales growth rate).
Our international upper extremities net sales increased 22.3% to $21.2 million in the third quarter of 2017 from $17.3 million in the third quarter of 2016, which included a $0.7 million favorable impact from foreign currency exchange rates (a 4 percentage point favorable impact to international upper extremities sales growth rate). Sales increased by 14.9% in our direct markets in Europe and a combined 22.5% increase in our Canada, Australia and Japan direct markets.

Our international biologics net sales increased 9.6% to $5.2 million in the third quarter of 2017 from $4.7 million in the third quarter of 2016. This increase was primarily attributable to increased volumes to our stocking distributors and a $0.1 million favorable impact from foreign currency exchange rates (a 2 percentage point favorable impact to international biologics sales growth rate).
Cost of sales
Our cost of sales totaled $38.4 million, or 22.5% of net sales, in the third quarter of 2017, compared to $46.1 million, or 29.3% of net sales, in the third quarter of 2016, representing a decrease of 6.8 percentage points as a percentage of net sales. This decrease was primarily driven by $10.3 million (6.6% of net sales) of inventory step-up amortization in the third quarter of 2016 associated with inventory acquired from the Wright/Tornier merger. The remaining decrease in cost of sales as a percentage of net sales was driven by manufacturing efficiencies as compared to the prior year period.
Selling, general and administrative
Our selling, general and administrative expenses totaled $131.4 million, or 77.1% of net sales, in the third quarter of 2017, compared to $129.8 million, or 82.5% of net sales, in the third quarter of 2016. This increase in total expenses was primarily the result of increased variable expenses from increased sales. Selling, general and administrative expenses as a percentage of net sales decreased primarily due to a decrease in spending on transition and transaction costs which totaled $1.9 million (1.1% of net sales) and $6.4 million (4.1% of net sales) for the third quarter of 2017 and 2016, respectively. The remaining decrease as a percentage of net sales was primarily driven by leverage of relatively flat general and administrative expenses over increased net sales and lower levels of cash incentive compensation expense.
Research and development
Our research and development expense totaled $12.0 million in the third quarter of 2017 compared to $12.5 million in the third quarter of 2016. Research and development costs remained constant at approximately 7% of net sales. Our research and development expenses are estimated to range from 7% to 8% as a percentage of net sales in 2017.
Amortization of intangible assets
Charges associated with amortization of intangible assets totaled $7.2 million in the third quarter of 2017, compared to $7.5 million in the third quarter of 2016. Based on intangible assets held at September 24, 2017, we expect amortization expense to be approximately $29.3 million for the full year of 2017, $24.1 million in 2018, $22.0 million in 2019, $21.3 million in 2020, and $21.1 million in 2021.
Interest expense, net
Interest expense, net, totaled $19.0 million in the third quarter of 2017 and $16.8 million in the third quarter of 2016. Increased interest expense was driven by the increase in debt outstanding following borrowings under our ABL Facility established in the fourth quarter of 2016. Our interest expense in the third quarter of 2017 related primarily to non-cash interest expense associated with the amortization of the discount on the 2021 Notes and 2020 Notes of $4.6 million and $6.9 million, respectively; amortization of deferred financing charges on the 2021 Notes, 2020 Notes, 2017 Notes, and our ABL Facility totaling $1.2 million; and cash interest expense primarily associated with the coupon on the 2021 Notes, 2020 Notes, and 2017 Notes, and our ABL Facility totaling $6.0 million. Our interest expense in the third quarter of 2016 related primarily to non-cash interest expense associated with the amortization of the discount on the 2021 Notes and 2020 Notes of $4.2 million and $6.3 million, respectively, non-cash interest expense associated with the amortization of deferred financing charges on the 2021 Notes, 2020 Notes, and 2017 Notes totaling $0.9 million; and cash interest expense primarily associated with the coupon on the 2021 Notes, 2020 Notes, and 2017 Notes totaling $5.1 million.
Other expense (income), net
Other expense, net totaled $5.5 million in the third quarter of 2017, compared to $0.4 million of other income, net in the third quarter of 2016.
In the third quarter of 2017, other expense, net, primarily consisted of:

•	an unrealized loss of $4.5 million for the mark-to-market adjustment on CVRs issued in connection with the BioMimetic acquisition; partially offset by

•	an unrealized gain of $0.2 million for the net mark-to-market adjustments on our derivative assets and liabilities.
In the third quarter of 2016, other income, net primarily consisted of:

•	an unrealized gain of $3.2 million for the net mark-to-market adjustments on and settlements of our derivative assets and liabilities; partially offset by

•	an unrealized loss of $2.2 million for the mark-to-market adjustment on CVRs issued in connection with the acquisition of BioMimetic.
Benefit for income taxes
We recorded a tax benefit of $8.8 million in the third quarter of 2017, compared to a tax benefit of $2.3 million in the third quarter of 2016. Our income tax benefit during the third quarter of 2017 includes a $8.9 million benefit recorded due to a change in our valuation allowance with respect to certain deferred tax assets that we had previously determined were not more likely than not to be realized.  The remainder of any difference results from the mix of earnings in the various jurisdictions.  We record income tax expense or benefit on net earnings in jurisdictions for which we do not have a valuation allowance, but are unable to recognize a tax benefit in jurisdictions where we are incurring losses (primarily the U.S.) due to the remaining valuation allowance on our net deferred tax assets.  During the third quarter of 2016, the tax benefits primarily related to losses, including amortization of inventory fair value step-up and intangibles assets, in jurisdictions where we do not have a valuation allowance.
Loss from discontinued operations, net of tax
Loss from discontinued operations, net of tax, consists primarily of the costs associated with legal defense, income/loss associated with product liability insurance recoveries/denials, and changes to any contingent liabilities associated with the OrthoRecon business that was sold to MicroPort and, to a lesser degree, costs associated with the Large Joints business that was sold to Corin. During the third quarter of 2017 and 2016, we recognized a charge of $86.9 million and $38.7 million, respectively, for certain retained metal-on-metal product liability claims associated with the OrthoRecon business. See Note 3 and Note 12 to our condensed consolidated financial statements for further discussion regarding our discontinued operations and our retained contingent liabilities associated with the OrthoRecon business.
Comparison of the nine months ended September 24, 2017 to the nine months ended September 25, 2016
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

	Nine months ended
	September 24, 2017		September 25, 2016
	Amount	% of net sales	Amount	% of net sales
Net sales	$527,387	100.0%	$497,339	100.0%
Cost of sales [1,2]	113,669	21.6%	141,824	28.5%
Gross profit	413,718	78.4%	355,515	71.5%
Operating expenses:
Selling, general and administrative [1]	392,073	74.3%	401,069	80.6%
Research and development [1]	36,971	7.0%	36,705	7.4%
Amortization of intangible assets	21,574	4.1%	21,407	4.3%
Total operating expenses	450,618	85.4%	459,181	92.3%
Operating loss	(36,900)	(7.0)%	(103,666)	(20.8)%
Interest expense, net	55,512	10.5%	41,673	8.4%
Other expense (income), net	6,875	1.3%	(3,494)	(0.7)%
Loss from continuing operations before income taxes	(99,287)	(18.8)%	(141,845)	(28.5)%
Benefit for income taxes	(7,498)	(1.4)%	(6,913)	(1.4)%
Net loss from continuing operations	$(91,789)	(17.4)%	$(134,932)	(27.1)%
Loss from discontinued operations, net of tax	(139,942)		(252,571)
Net loss	$(231,731)		$(387,503)
__________________________

[1]	These line items include the following amounts of non-cash, share-based compensation expense for the periods indicated:

	Nine months ended
	September 24, 2017	% of net sales	September 25, 2016	% of net sales
Cost of sales	$403	0.1%	$321	0.1%
Selling, general and administrative	12,939	2.5%	9,070	1.8%
Research and development	789	0.1%	510	0.1%

[2]	Cost of sales includes amortization of inventory step-up adjustment of $30.9 million for the nine months ended September 25, 2016.
The following tables set forth our net sales by product line for the U.S. and International for the periods indicated (in thousands) and the percentage of year-over-year change:

	Nine months ended
	September 24, 2017	September 25, 2016	% change
U.S.
Lower extremities	$161,228	$158,872	1.5%
Upper extremities	168,280	146,117	15.2%
Biologics	56,547	53,167	6.4%
Sports med & other	5,899	6,326	(6.7)%
Total U.S.	$391,954	$364,482	7.5%

International
Lower extremities	$42,372	$45,984	(7.9)%
Upper extremities	66,606	62,241	7.0%
Biologics	15,492	13,804	12.2%
Sports med & other	10,963	10,828	1.2%
Total International	$135,433	$132,857	1.9%

Total net sales	$527,387	$497,339	6.0%
Net sales
U.S. Sales. U.S. net sales totaled $392.0 million in the first nine months of 2017, a 7.5% increase from $364.5 million in the first nine months of 2016, primarily due to continued growth in our U.S. upper extremities business. U.S. sales represented approximately 74.3% of total net sales in the first nine months of 2017, compared to 73.3% of total net sales in the first nine months of 2016.
International Sales. International net sales totaled $135.4 million in the first nine months of 2017 compared to $132.9 million in the first nine months of 2016. This 1.9% increase was primarily driven by a 5.8% increase in our direct markets in Europe. This increase was partially offset by a $2.1 million unfavorable impact from foreign currency exchange rates (a 2 percentage point unfavorable impact to sales growth rate).
Cost of sales
Our cost of sales as a percentage of net sales decreased to 21.6% in the first nine months of 2017, as compared to 28.5% in the first nine months of 2016. This decrease was primarily driven by $30.9 million (6.2% of net sales) of inventory step-up amortization in the first nine months of 2016 associated with inventory acquired from the Wright/Tornier merger, as well as manufacturing efficiencies as compared to the prior year period.
Operating expenses
As a percentage of net sales, operating expenses decreased to 85.4% in the first nine months of 2017, compared to 92.3% in the first nine months of 2016. This decrease was driven primarily by the decrease in spending on transition and transaction costs, as well as leverage of relatively flat general and administrative expenses over increased net sales.

Benefit for income taxes
We recorded an income tax benefit of $7.5 million in the first nine months of 2017, compared to a tax benefit of $6.9 million in the first nine months of 2016. The tax benefit for the current year period includes a $8.9 million benefit recorded due to a change in our valuation allowance with respect to certain deferred tax assets that we had previously determined were not more likely than not to be realized.  The remaining is the result of net earnings in jurisdictions for which we do not have a valuation allowance. The tax benefit for the prior year period includes a $2.3 million tax benefit related to the resolution of an IRS tax audit as well as the recognition of net losses, including amortization of inventory fair value step-up and intangible assets, in jurisdictions we do not have a valuation allowance.
Loss from discontinued operations, net of tax
Loss from discontinued operations, net of tax, consists primarily of the costs associated with legal defense, income/loss associated with product liability insurance recoveries/denials, and changes to any contingent liabilities associated with the OrthoRecon business that was sold to MicroPort and, to a lesser degree, costs associated with the Large Joints business that was sold to Corin. During the nine months ended September 24, 2017 and September 25, 2016, we recognized $103.3 million and $188.7 million, respectively, for certain retained metal-on-metal product liability claims associated with the OrthoRecon business. See Note 3 and Note 12 to our condensed consolidated financial statements for further discussion regarding our discontinued operations and our retained contingent liabilities associated with the OrthoRecon business.
Reportable segments
The following tables set forth, for the periods indicated, net sales and operating income of our reportable segments expressed as dollar amounts (in thousands) and as a percentage of net sales:

	Three months ended September 24, 2017
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics
Net sales	$70,946	$55,918	$43,639
Operating income	$13,506	$16,575	$(1,563)
Operating income as a percent of net sales	19.0%	29.6%	(3.6)%

	Three months ended September 25, 2016
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics
Net sales	$70,654	$47,411	$39,267
Operating income	$17,980	$12,594	$(2,945)
Operating income as a percent of net sales	25.4%	26.6%	(7.5)%

	Nine Months Ended September 24, 2017
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics
Net sales	$220,259	$171,695	$135,433
Operating income	$51,988	$52,942	$1,641
Operating income as a percent of net sales	23.6%	30.8%	1.2%

	Nine Months Ended September 25, 2016
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics
Net sales	$214,559	$149,923	$132,857
Operating income	$57,813	$46,729	$840
Operating income as a percent of net sales	26.9%	31.2%	0.6%
Net sales of our U.S. lower extremities and biologics segment increased $0.3 million and $5.7 million in the three and nine months ended September 24, 2017, respectively, as compared to the three and nine months ended September 25, 2016. These increases were driven by net sales growth from the recent launch of our SALVATION® limb salvage system for treating Charcot foot and limb salvage cases and sales of AUGMENT® Bone Graft, which was commercially launched in the fourth quarter of 2015. Operating income of our U.S. lower extremities and biologics segment decreased for the three and nine months ended September 24, 2017, compared to the three and nine months ended September 25, 2016 primarily due to investments in research and development for product development and clinical studies, as well as higher levels of selling, general and administrative expenses to support certain growth initiatives.
Net sales of our U.S. upper extremities segment increased $8.5 million and $21.8 million in the three and nine months ended September 24, 2017, respectively, as compared to the three and nine months ended September 25, 2016. Operating income of our U.S. upper extremities segment increased $4.0 million and $6.2 million in the three and nine months ended September 24, 2017, respectively, as compared to the three and nine months ended September 25, 2016. These increases to both net sales and operating income were primarily driven by sales of our innovative shoulder product portfolio, including the recent launch of our PERFORM™ Reversed Glenoid System and continued success of the SIMPLICITI® shoulder system.
Net sales of our International extremities and biologics segment increased $4.4 million and $2.6 million in the three and nine months ended September 24, 2017, respectively, as compared to the three and nine months ended September 25, 2016, primarily due to increased sales in our total direct markets, with continued growth in our international upper extremities business. Operating income of our International extremities and biologics segment increased $1.4 million and $0.8 million in the three and nine months ended September 24, 2017, respectively, as compared to the three and nine months ended September 25, 2016, primarily driven by increased sales in our total direct markets.
Liquidity and Capital Resources
The following table sets forth, for the periods indicated, certain liquidity measures (in thousands):

	September 24, 2017	December 25, 2016
Cash and cash equivalents	$238,867	$262,265
Restricted cash	38,922	150,000
Working capital	153,294	285,107
Operating Activities. Cash used in operating activities totaled $129.3 million and $25.4 million in the first nine months of 2017 and 2016, respectively. The increase in cash used in operating activities in the first nine months of 2017 was driven primarily by cash payments of previously agreed upon product liability settlements (see Note 12 to our condensed consolidated financial statements for further discussion of these liabilities) related to the former OrthoRecon business, offset by a decrease in net loss and working capital changes.
Investing Activities. Our capital expenditures totaled $49.5 million and $37.8 million in the first nine months of 2017 and 2016, respectively. Historically, our capital expenditures have consisted principally of surgical instrumentation, purchased manufacturing equipment, research and testing equipment, and computer systems. We expect to incur capital expenditures of more than $50 million in 2017.
Financing Activities. During the first nine months of 2017, cash provided by financing activities totaled $42.8 million, compared to $241.5 million in the first nine months of 2016. Cash provided by financing activities in the first nine months of 2017 was primarily attributable to $24.8 million in cash received from the issuance of ordinary shares in connection with option exercises, $32.0 million of proceeds from additional borrowings from the ABL Facility, offset by $8.7 million of net payments due to timing of the weekly lockbox repayment/re-borrowing arrangement underlying the ABL Facility and a $2.0 million payment of the 2017 Notes. During the first nine months of 2016, cash provided by financing was primarily attributable to the proceeds received from the issuance of the 2021 cash convertible notes, partially offset by the partial settlement of previously outstanding convertible notes.
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
During the first nine months of 2017 and 2016, cash used in the former OrthoRecon business was approximately $142.7 million and $29.7 million, respectively, for settlements of product liability claims and legal defense costs. Cash used in operating activities from the Large Joints business totaled $3.5 million for the nine months ended September 24, 2017. Cash provided by operating activities from the Large Joints business totaled $3.0 million for the nine months ended September 25, 2016.
We expect significant cash outflows resulting from product liabilities during the remainder of 2017, and each year through 2019, associated with the metal-on-metal settlements described in Note 12. We do not expect that the future cash outflows from discontinued operations, including the payment of these retained liabilities of the OrthoRecon business, will have an impact on our ability to meet contractual cash obligations and fund our working capital requirements, operations, and anticipated capital expenditures.
Contractual Cash Obligations. As of September 24, 2017, there were no material changes to our contractual cash obligations and commercial commitments as disclosed in in "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Contractual Cash Obligations " of our Annual Report on Form 10-K for the year ended December 25, 2016. As previously disclosed, subsequent to the end of the third quarter, we agreed on a comprehensive settlement intended to resolve substantially all remaining metal-on-metal hip revision claims pending or tolled in the metal-on-metal hip replacement product liability litigation described below that were not settled in the previously disclosed Master Settlement Agreement dated November 2, 2016. The comprehensive settlement is contingent on recovery of new insurance payments totaling at least $35 million from applicable insurance carriers by December 31, 2017. Assuming the receipt of such insurance payments, total obligations under the new settlement agreements are in the aggregate $89.75 million. See Note 12 to our condensed consolidated financial statements for additional discussion regarding this recent settlement.
Other Liquidity Information. We have historically funded our cash needs through various equity and debt issuances, more recently borrowings under our ABL Facility, and through cash flow from operations.
On December 23, 2016, we, together with WMG and certain of our other wholly-owned U.S. subsidiaries, entered into a Credit, Security and Guaranty Agreement (ABL Credit Agreement) with Midcap Financial Trust, as administrative agent (Agent) and a lender and the additional lenders from time to time party thereto. The ABL Credit Agreement provides for a $150 million senior secured asset-based line of credit, subject to the satisfaction of a borrowing base requirement. The ABL Facility may be increased by up to $100 million upon our request, subject to the consent of the Agent and each of the other lenders providing such increase and the satisfaction of customary conditions. We are required to maintain net revenue at or above specified minimum levels, to maintain liquidity in the United States above a specified level and to comply with other covenants under the ABL Credit Agreement. We are in compliance with all covenants as of September 24, 2017. As of September 24, 2017, we had $53.9 million in borrowings outstanding under the ABL Facility and $96.1 million in unused availability under the ABL Facility. As of December 25, 2016, we had $30.0 million in borrowings outstanding under the ABL Facility and $120.0 million in unused availability under the ABL Facility.
On October 3, 2017, WMT entered into two settlement agreements (collectively, the Second Settlement Agreements) with the Court-appointed attorneys representing plaintiffs in the MDL and JCCP. Under the terms of the Second Settlement Agreements, the parties agreed to settle 629 specifically identified CONSERVE®, DYNASTY® and LINEAGE® claims that meet the eligibility requirements of the Second Settlement Agreements and are either pending in the MDL or JCCP, or subject to court-approved tolling agreements in the MDL or JCCP, for a maximum settlement amount of $89.75 million. The comprehensive settlement amount is contingent on WMT’s recovery of new insurance payments totaling at least $35 million from applicable insurance carriers by December 31, 2017.
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
As of September 24, 2017, our accrual for metal-on-metal claims totaled $244.2 million, of which $199.3 million is included in our condensed consolidated balance sheet within “Accrued expenses and other current liabilities” and $44.9 million is included within “Other liabilities.”  As of December 25, 2016, our accrual for metal-on-metal claims totaled $256.7 million, of which $242.8 million is included in our condensed consolidated balance sheet within “Accrued expenses and other current liabilities” and $13.9 million is included within “Other liabilities.” See Note 12 to our condensed consolidated financial statements for additional discussion regarding the MSA and Second Settlement Agreements and our accrual methodologies for the metal-on-metal hip replacement product liability claims.
During the fourth quarter of 2016, WMT deposited $150 million into a restricted escrow account to secure its obligations under the MSA. All individual settlements under the MSA will be funded first from the escrow account and then, once all funds held in the escrow account have been exhausted, directly by WMT. During the quarter ended September 24, 2017, WMT made $111.1 million in settlement payments from the escrow account. As of September 24, 2017, $38.9 million remained in the restricted escrow account, and therefore, considered restricted cash under US GAAP. See Note 12 and Note 13 to our condensed consolidated financial statements for further discussion regarding the MSA, the metal-on-metal hip litigation and the funding for such claims.
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
Although it is difficult for us to predict our future liquidity requirements, we believe that our cash, cash equivalents and restricted cash balance of approximately $277.8 million, together with $96.1 million in availability under the ABL Facility, as of September 24, 2017 will be sufficient for at least the next 12 months to fund our working capital requirements and operations, permit anticipated capital expenditures during the remainder of 2017, pay retained metal-on-metal product and other liabilities of the OrthoRecon business, including without limitation amounts under the MSA and Second Settlement Agreements, fund contingent considerations including without limitation the up to $42 million CVR milestone payment, and meet our anticipated contractual cash obligations in 2017 and 2018. We may face liquidity challenges during the next few years in light of anticipated significant contingent liabilities and financial obligations and commitments, including among others, acquisition-related contingent consideration payments, payments related to our outstanding indebtedness, and costs and payments related to pending litigation.
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
The current IPRD projects we acquired in our BioMimetic acquisition and the Wright/Tornier merger are as follows:

•
AUGMENT® Injectable Bone Graft (Augment Injectable) combines rhPDGF-BB with an injectable osteoconductive matrix. Augment Injectable can be injected into a fusion site during a surgical procedure, delivering rhPDGF-BB to promote fusion as a bone graft substitute. Our initial clinical development program for Augment Injectable has focused on securing regulatory approval ankle and hindfoot fusion indications in the United States. Augment Injectable is already approved in several markets outside the United States. We currently estimate it could take one to three years to complete this project. We have incurred expenses of approximately $5.7 million for Augment Injectable since the date of acquisition and $0.3 million in the three months ended September 24, 2017. We are currently pursuing FDA approval with a PMA Panel Track Supplement. This does not necessarily result in a panel meeting, but it affords the FDA additional time to review the submission beyond 180 days.

•
AEQUALIS® Adjustable Reversed Ext (AARE) (re-branded in 2016 to AEQUALIS® Flex Revive) will ultimately be our second-generation revision product, with an improved implant that is convertible and addresses more indications, and a more comprehensive instrument set that includes universal extraction instrumentation to address the entire revision procedure, not just the final implant. The instruments and implants for the new revision system are currently in design phase. We have an anticipated first clinical use in 2018 and launch in the first half of 2019.

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
Borrowings under our ABL Facility bear interest at variable rates. The interest rate margin applicable to borrowings under the ABL Facility is, at the option of the Borrowers, equal to either (a) 3.25% for base rate loans or (b) 4.25% for LIBOR rate loans, subject to a 0.75% LIBOR floor. As of September 24, 2017, we had $53.9 million of borrowings under our ABL Facility. Based upon this debt level, and the LIBOR floor on our interest rate, a 100 basis point increase in the annual interest rate on such borrowings would have an immaterial impact on our interest expense on an annual basis.
On September 24, 2017, we had invested cash, cash equivalents, and restricted cash of approximately $277.8 million. We believe that a 10 basis point change in interest rates is reasonably possible in the near term. Based on our current level of investment, an increase or decrease of 10 basis points in interest rates would have an annual impact of approximately $0.3 million to our interest income.
As of September 24, 2017, we had outstanding $587.5 million and $395 million principal amount of our 2020 Notes and 2021 Notes, respectively. We carry these instruments at face value less unamortized discount and unamortized debt issuance costs on our condensed consolidated balance sheets. Since these instruments bear interest at a fixed rate, we have no financial statement risk associated with changes in interest rates. However, the fair value of these instruments fluctuates when interest rates change, and when the market price of our ordinary shares fluctuates. We do not carry the 2020 Notes and 2021 Notes at fair value, but present the fair value of the principal amount of our 2020 Notes and 2021 Notes for disclosure purposes.
Equity Price Risk
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

(in thousands)
	Fair value of security given a 10% decrease in share price	Fair value of security as of September 24, 2017	Fair value of security given a 10% increase in share price
2020 Notes Hedges (Asset)	$50,688	$73,694	$100,837
2020 Notes Conversion Derivative (Liability)	$48,473	$72,460	$101,092
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

(in thousands)
	Fair value of security given a 10% decrease in share price	Fair value of security as of September 24, 2017	Fair value of security given a 10% increase in share price
2021 Notes Hedges (Asset)	$143,147	$177,818	$214,475
2021 Notes Conversion Derivative (Liability)	$138,848	$177,870	$219,133
Foreign Currency Exchange Rate Fluctuations
Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our financial results. Approximately 25.6% and 25.0% of our net sales were from international sales for the three months ended September 24, 2017 and September 25, 2016, respectively. Approximately 25.7% and 26.7% of our net sales were from international sales for the nine months ended September 24, 2017 and September 25, 2016, respectively. We expect that foreign sales will continue to represent a similarly significant percentage of our net sales in the future. The cost of sales related to these sales is primarily denominated in U.S. dollars; however, operating costs related to these sales are largely denominated in the same respective currencies, thereby partially limiting our transaction risk exposure. For sales not denominated in U.S. dollars, an increase in the rate at which a foreign currency is exchanged for U.S. dollars will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases, if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and our competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our prices not being competitive in a market where business is transacted in the local currency.

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

ITEM 4. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding disclosure.  The Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), with assistance from other members of management, have reviewed the design and effectiveness of our disclosure controls and procedures as of September 24, 2017 and, based on their evaluation, have concluded that our disclosure controls and procedures were effective as of such date.
Remediation of Previously Disclosed Material Weakness in Internal Control Over Financial Reporting
Management previously reported in our Annual Report on Form 10-K for the fiscal year ended December 25, 2016 a material weakness in our internal control over financial reporting related to ineffective design and operation of general information technology controls related to user access to certain information technology systems that are relevant to our financial reporting processes and that are intended to ensure that access to financial applications and data is adequately restricted to appropriate personnel and monitored to ensure adherence to Company policies. Our management initiated a plan to remediate the material weakness. With detailed oversight, our management implemented the following corrective actions:

•	improved the design, operation and monitoring of control activities and procedures associated with user access to our information technology systems;

•	hired additional information technology expertise to support our controls over and monitoring of our information technology systems; and

•
educated and re-trained control owners regarding internal control processes to mitigate identified risks and maintain adequate documentation to evidence the effective design and operation of such processes.

During the fiscal quarter ended September 24, 2017, we completed our testing of the operational effectiveness of the actions discussed above. We have concluded that the enhanced control processes have now been operating for a sufficient period of time so as to provide reasonable assurance as to their effectiveness, and, as a result, that the material weakness described above was remediated as of September 24, 2017.
Changes in Internal Control Over Financial Reporting
Other than the remediation steps taken above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended September 24, 2017, that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
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
Patent Litigation
In June 2013, Anglefix, LLC filed suit in the United States District Court for the Western District of Tennessee, alleging that our ORTHOLOC® products infringe Anglefix’s asserted patent, which was licensed to Anglefix by the University of North Carolina (UNC). On April 14, 2014, we filed a request for Inter Partes Review (IPR) with the U.S. Patent and Trademark Office. On June 30, 2015, the Patent Office Board entered judgment in our favor as to all patent claims at issue in the IPR and twelve patent claims remained at issue in the District Court. In January 2017, UNC was added to the District Court case as a co-plaintiff. On July 13, 2017, the Court denied plaintiffs’ motion for summary judgment of infringement, and granted our motion for summary judgment of noninfringement as to the asserted apparatus claims. The Court denied our motion as to the asserted method claims based on the perceived possible existence of a fact issue. In the wake of the Court’s rulings, on July 28, 2017, plaintiffs Anglefix and UNC stipulated to dismissal of their claims against us with prejudice. On the same date, the Court entered judgment dismissing plaintiffs’ claims against us with prejudice, thereby ending the case.
On September 23, 2014, Spineology filed a patent infringement lawsuit, Case No. 0:14-cv-03767, in the U.S. District Court in Minnesota, alleging that our X-REAM® bone reamer infringes U.S. Patent No. RE42,757 entitled “EXPANDABLE REAMER.” In January 2015, on the deadline for service of its complaint, Spineology dismissed its complaint without prejudice and filed a new, identical complaint. We filed an answer to the new complaint with the Court on April 27, 2015. The Court conducted a Markman hearing on March 23, 2016. Mediation was held on August 11, 2016, but no agreement could be reached. The Court issued a Markman decision on August 30, 2016, in which it found all asserted product claims invalid as indefinite under applicable patent laws and construed several additional claim terms. The parties completed fact and expert discovery with respect to the remaining asserted method claims. We filed a motion for summary judgment of non-infringement of the remaining asserted patent claims and motions to exclude testimony from Spineology’s technical and damages experts. Spineology filed a motion for summary judgment of infringement. On July 25, 2017, the Court granted our motion for summary judgment of non-infringement; denied Spineology’s motion for summary judgment of infringement; and denied all remaining motions as moot. The Court also entered judgment in our favor and against Spineology on all issues. Spineology has appealed the judgment to the U.S. Court of Appeals for the Federal Circuit.
On September 13, 2016, we filed a civil action, Case No. 2:16-cv-02737-JPM, against Spineology in the U.S. District Court for the Western District of Tennessee alleging breach of contract, breach of implied warranty against infringement, and seeking a judicial declaration of indemnification from Spineology for patent infringement claims brought against us stemming from our sale and/or use of certain expandable reamers purchased from Spineology. Spineology filed a motion to dismiss on October 17, 2016, but withdrew the motion on November 28, 2016. On December 7, 2016, Spineology filed an answer to our complaint and counterclaims, including counterclaims relating to a 2004 non-disclosure agreement between Spineology and WMT. On December 28, 2016, we filed a motion to dismiss the counterclaims relating to that 2004 agreement. On January 4, 2017, Spineology filed a motion for summary judgment on certain claims set forth in our complaint. We opposed that motion. On January 27, 2017, we filed a motion for summary judgment on certain issues pertaining to our indemnification claims. Spineology opposed that motion. On July 7, 2017, the Court extended the deadlines for completing discovery until after it rules on those pending motions. On August 29, 2017, the Court ruled on the motions to dismiss and for summary judgment. In view of that decision, on September 22, 2017, the parties stipulated, and the Court entered, a judgment that effectively ended the case in a draw. We have appealed the judgment as to our claims against Spineology to the U.S. Court of Appeals for the Sixth Circuit.
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
As of September 24, 2017, there were approximately 1,000 lawsuits pending in the MDL and JCCP, and an additional 50 cases pending in various U.S. state courts. As of that date, we have also entered into approximately 850 so called "tolling agreements" with potential claimants who have not yet filed suit. The number of lawsuits pending in the MDL and JCCP and tolling agreements disclosed above includes the claims that have been resolved pursuant to the Master Settlement Agreement and Second Settlement Agreements discussed below. Based on presently available information, we believe approximately 350 of these matters allege claims involving bilateral implants. As of September 24, 2017, there were also approximately 50 non-U.S. lawsuits pending. We believe we have data that supports the efficacy and safety of our metal-on-metal hip products. While continuing to dispute liability, the parties continue to mediate unresolved claims.
On November 1, 2016, WMT entered into a Master Settlement Agreement (MSA) with Court-appointed attorneys representing plaintiffs in the MDL and JCCP. Under the terms of the MSA, the parties agreed to settle 1,292 specifically identified CONSERVE®, DYNASTY®and LINEAGE® claims that meet the eligibility requirements of the MSA and are either pending in the MDL or JCCP, or subject to court-approved tolling agreements in the MDL or JCCP, for a settlement amount of $240 million. Due to apparent demand from additional claimants excluded from settlement because of the 1,292 claims ceiling, but otherwise eligible for participation, on May 15, 2017, WMT agreed to settle an additional 53 such claims, on terms substantially identical to the MSA settlement terms, for a maximum additional settlement amount of $9.4 million.
On October 3, 2017, WMT entered into two additional settlement agreements (collectively, the Second Settlement Agreements) with the Court-appointed attorneys representing plaintiffs in the MDL and JCCP. Under the terms of the Second Settlement Agreements, the parties agreed to settle 629 specifically identified CONSERVE®, DYNASTY® and LINEAGE® claims that meet the eligibility requirements of the Second Settlement Agreements and are either pending in the MDL or JCCP, or subject to court-approved tolling agreements in the MDL or JCCP, for a maximum settlement amount of $89.75 million. The comprehensive settlement amount is contingent on WMT’s recovery of new insurance payments totaling at least $35 million from applicable insurance carriers by December 31, 2017.

We have received claims for personal injury against us associated with fractures of our PROFEMUR® long titanium modular neck product (Titanium Modular Neck Claims). As of September 24, 2017, there were 30 pending U.S. lawsuits and 60 pending non-U.S. lawsuits alleging such claims. These lawsuits generally seek monetary damages.
We are aware that MicroPort has recalled certain sizes of its cobalt chrome modular neck products as a result of alleged fractures. As of September 24, 2017, there were six pending U.S. lawsuits and eight pending non-U.S. lawsuits against us alleging personal injury resulting from the fracture of a cobalt chrome modular neck. These lawsuits generally seek monetary damages.
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
Insurance Litigation
On June 10, 2014, St. Paul Surplus Lines Insurance Company (Travelers), which was an excess carrier in our coverage towers across multiple policy years, filed a declaratory judgment action in the Chancery Court of Shelby County, Tennessee naming us and certain of our other insurance carriers as defendants and asking the Court to rule on the rights and responsibilities of the parties with regard to the CONSERVE® Claims. This case is known as St. Paul Surplus Lines Insurance Company v. Wright Medical Group, Inc., et al. Among other things, Travelers appeared to dispute our contention that the CONSERVE® Claims arise out of more than a single occurrence thereby triggering multiple policy periods of coverage.  Travelers further sought a determination as to the applicable policy period triggered by the alleged single occurrence.  On June 17, 2014, we filed a separate lawsuit in the Superior Court of the State of California, County of San Francisco for declaratory judgment against certain carriers and breach of contract against the primary carrier, and moved to dismiss or stay the Tennessee action on a number of grounds, including that California is the most appropriate jurisdiction. This case is known as Wright Medical Group, Inc. et al. v. Federal Insurance Company, et al. On September 9, 2014, the California Court granted Travelers' motion to stay our California action. On April 29, 2016, we filed a dispositive motion seeking partial judgment in our favor in the Tennessee action, which motion is pending and has been referred to a Special Master to consider the parties’ arguments and report to the Court by December 8, 2017. Oral argument on the motion is scheduled for February 23, 2018. On June 10, 2016, Travelers withdrew its motion for summary judgment in the Tennessee action. One of the other insurance companies in the Tennessee action has stated that it will re-file a similar motion in the future.
In March 2017, Lexington Insurance Company (“Lexington”), which had been dismissed from the Tennessee action, requested arbitration under five Lexington insurance policies in connection with the CONSERVE® Claims. We subsequently engaged in discussions and correspondence with Lexington about the scope of the requested arbitration(s). On or about October 27, 2017, Lexington filed an Application for Order to Compel Arbitration in the Commonwealth of Massachusetts, Suffolk County Superior Court, naming WMT, Wright Medical Group, Inc., and Wright Medical Group N.V. We are presently considering our response to the Application.
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
On December 13, 2016, we filed a motion in the Tennessee action described above to include allegations of bad faith against the primary insurance carrier. The motion was subsequently amended on February 8, 2017 to add similar bad faith claims against the remaining excess carriers. On April 13, 2017, the Court denied our motion, without prejudice to our right to re-assert the motion at a later time. On August 29, 2017, we refiled the motion to add a bad faith claim against the primary and excess insurance carriers. The Court granted our motion on October 19, 2017 and, on October 23, 2017, we filed amended cross-claims alleging bad faith against all of the insurance carriers.
On September 29, 2015, Markel International Insurance Company Ltd., as successor to Max Insurance Europe Ltd. (Max Insurance), which is the third insurance carrier in our coverage towers across multiple policy years, asserted that the terms and conditions identified in its reservation of rights will preclude coverage for the Titanium Modular Neck Claims. We strongly dispute the carrier's position, and in accordance with the dispute resolution provisions of the policy, on January 18, 2016, we filed a Notice of Arbitration against Max Insurance in London, England pursuant to the provisions of the Arbitration Act of 1996.  We are seeking reimbursement, up to the policy limits of $25 million, of costs incurred in the defense and settlement of the Titanium Modular Neck Claims. The parties have conducted the first round of arbitration and the second round of arbitration is scheduled for later this year.
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
ITEM 1A. RISK FACTORS.
There have been no material changes to the risk factors that were discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 25, 2016, as filed with the SEC on February 23, 2017, other than the new or updated risk factors below which update or replace the existing risk factors addressing the same topic.
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
We have been named as a defendant, in some cases with multiple other defendants, in lawsuits in which it is alleged that as yet unspecified defects in the design, manufacture, or labeling of certain metal-on-metal hip replacement products rendered the products defective. The pre-trial management of certain of these claims has been consolidated in the federal court system, in the United States District Court for the Northern District of Georgia under multi-district litigation and certain other claims by the Judicial Counsel Coordinated Proceedings in state court in Los Angeles County, California. As of September 24, 2017, there were approximately 1,000 lawsuits pending in the multi-district federal court proceeding and consolidated California state court proceeding, and an additional 50 cases pending in various state courts. As of that date, we have also entered into approximately 850 so called "tolling agreements" with potential claimants who have not yet filed suit. As of September 24, 2017, there were also approximately 50 non-U.S. lawsuits presently pending. We believe we have data that supports the efficacy and safety of the metal-on-metal hip replacement systems, and have been vigorously defending these cases.
While continuing to dispute liability, on November 1, 2016, WMT entered into a Master Settlement Agreement (MSA) with Court-appointed attorneys representing plaintiffs in the MDL and JCCP. Under the terms of the MSA, the parties agreed to settle 1,292 specifically identified claims associated with CONSERVE®, DYNASTY® and LINEAGE® products that meet the eligibility requirements of the MSA and are either pending in the MDL or JCCP, or subject to court-approved tolling agreements in the MDL or JCCP, for a settlement amount of $240 million. Due to apparent demand from additional claimants excluded from settlement because of the 1,292 claim ceiling, but otherwise eligible for participation, on May 15, 2017, WMT agreed to settle an additional 53 such claims, on terms substantially identical to the MSA settlement terms, for a maximum additional settlement amount of $9.4 million.
On October 3, 2017, WMT entered into two settlement agreements (collectively, the Second Settlement Agreements) with the Court-appointed attorneys representing plaintiffs in the MDL and JCCP. Under the terms of the Second Settlement Agreements, the parties agreed to settle 629 specifically identified CONSERVE®, DYNASTY® and LINEAGE® claims that meet the eligibility requirements of the Second Settlement Agreements and are either pending in the MDL or JCCP, or subject to court-approved tolling agreements in the MDL or JCCP, for a maximum settlement amount of $89.75 million. The comprehensive settlement amount is contingent on WMT’s recovery of new insurance payments totaling at least $35 million from applicable insurance carriers by December 31, 2017.
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
Our material product liability litigation is discussed in Note 12 to our consolidated financial statements. These matters are subject to many uncertainties and outcomes are not predictable. Regardless of the outcome of these matters, legal defenses are costly. We have incurred and expect to continue to incur substantial legal expenses in connection with the defense of these matters. We could incur significant liabilities associated with adverse outcomes that exceed our products liability insurance coverage, which could adversely affect our operating results or results from discontinued operations and financial condition. The ultimate cost to us with respect to product liability claims could be materially different than the amount of the current estimates and accruals and could have a material adverse effect on our financial position, operating results or results from discontinued operations, and cash flows.
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
Our obligation to settle substantially all the remaining outstanding metal-on-metal hip claims may be cancelled if an insufficient number of eligible claimants choose to participate, which would leave a substantial number of metal-on-metal hip claims unresolved.
Each of the Second Settlement Agreements contains a 95% opt-in requirement meaning WMT may terminate either Settlement Agreement prior to any settlement disbursement if claimants holding greater than 5% of eligible claims in Tranches 1 and 2, collectively, or claimants holding greater than 5% of eligible claims in Tranche 3, elect to “opt-out” of the settlement. We believe a participation rate of at least 95% is necessary in order to realize the benefits of the Second Settlement Agreements. If a 95% participation rate is not achieved with respect to both Settlement Agreements there is a significant risk the Second Settlement Agreements will be cancelled. If the Second Settlement Agreements are cancelled we will be required to continue defending the 629 claims that would otherwise be settled, and the previously disclosed risks, uncertainties and contingencies associated with these claims will remain unresolved.
Our obligation to settle substantially all the remaining outstanding metal-on-metal hip claims may be cancelled if the insurance recovery contingency contained in the Second Settlement Agreements is not satisfied, which would leave a substantial number of metal-on-metal hip claims unresolved.
Under the terms of the Second Settlement Agreements, the parties agreed to settle 629 specifically identified CONSERVE®, DYNASTY® and LINEAGE® claims that meet the eligibility requirements of the Second Settlement Agreements and are either pending in the MDL or JCCP, or subject to court-approved tolling agreements in the MDL or JCCP, for a maximum settlement amount of $89.75 million. The comprehensive settlement amount is contingent on WMT’s receiving new insurance payments totaling at least $35 million from applicable insurance carriers by December 31, 2017. To date, the insurance carriers have not agreed to contribute this or any other amount to the settlement. WMT may cancel its obligation to settle 541 claims included in Tranche 3 of the Second Settlement Agreements if the foregoing insurance recovery contingency is not satisfied. If the obligation to settle these Tranche 3 claims is cancelled, we will be required to continue defending the Tranche 3 claims that would otherwise be settled in which case the previously disclosed risks, uncertainties and contingencies associated with these claims will remain unresolved.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
Not applicable.
ITEM 6. EXHIBITS.

(a)	Exhibits.
The following exhibits are being filed or furnished with this Quarterly Report on Form 10-Q:

Exhibit No.	Exhibit	Method of Filing
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002	Furnished herewith
101
The following materials from Wright Medical Group N.V.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 24, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of September 24, 2017 and December 25, 2016, (ii) the Consolidated Statements of Operations for the three and nine months ended September 24, 2017 and September 25, 2016, (iii) the Consolidated Statements of Comprehensive Loss for the three and nine months ended September 24, 2017 and September 25, 2016, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 24, 2017 and September 25, 2016, and (v) Notes to Consolidated Financial Statements
Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
November 1, 2017

WRIGHT MEDICAL GROUP N.V.
By:	/s/ Robert J. Palmisano
Robert J. Palmisano
President and Chief Executive Officer
(principal executive officer)

By:	/s/ Lance A. Berry
Lance A. Berry
Senior Vice President and Chief Financial Officer
(principal financial officer)