Form 10-K
period 2017-12-31
Wright Medical Group N.V.
filed 2018-02-28
CIK 1492658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☑ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐ Emerging growth company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of the ordinary shares held by non-affiliates of the registrant on June 25, 2017 was $2.8 billion based on the closing sale price of the ordinary shares on that date, as reported by the Nasdaq Global Select Market. For purposes of the foregoing calculation only, the registrant has assumed that all executive officers and directors of the registrant, and their affiliated entities, are affiliates.
As of February 23, 2018, there were 105,906,409 ordinary shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

WRIGHT MEDICAL GROUP N.V.
ANNUAL REPORT ON FORM 10-K

Page
Part I

Item 1. Business.	3
Item 1A. Risk Factors.	17
Item 1B. Unresolved Staff Comments.	42
Item 2. Properties.	42
Item 3. Legal Proceedings.	42
Item 4. Mine Safety Disclosures.	47

Part II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.	48
Item 6. Selected Financial Data.	50
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	53
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.	82
Item 8. Financial Statements and Supplementary Data.	85
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.	145
Item 9A. Controls and Procedures.	145
Item 9B. Other Information.	145

Part III

Item 10. Directors, Executive Officers and Corporate Governance.	146
Item 11. Executive Compensation.	154
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.	188
Item 13. Certain Relationships and Related Transactions, and Director Independence.	191
Item 14. Principal Accounting Fees and Services.	191

Part IV

Item 15. Exhibits, Financial Statement Schedules.	193
Item 16. Form 10-K Summary.	201
Signatures	202
EX-10.44
EX-10.45
EX-10.46
EX-10.53
EX-10.90
EX-12.1
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), and that are subject to the safe harbor created by those sections. These statements reflect management's current knowledge, assumptions, beliefs, estimates, and expectations and express management's current view of future performance, results, and trends. Forward looking statements may be identified by their use of terms such as anticipate, believe, could, estimate, expect, intend, may, plan, predict, project, will, and other similar terms. Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to materially differ from those described in the forward-looking statements. The reader should not place undue reliance on forward-looking statements. Such statements are made as of the date of this report, and we undertake no obligation to update such statements after this date. Risks and uncertainties that could cause our actual results to materially differ from those described in forward-looking statements are discussed in our filings with the U.S. Securities and Exchange Commission (SEC) (including those described in “Part I. Item 1A. Risk Factors” of this report). By way of example and without implied limitation, such risks and uncertainties include:

•	inability to achieve or sustain profitability;

•	failure to realize the anticipated benefits from previous acquisitions and dispositions;

•	failure to obtain anticipated commercial sales of our AUGMENT® Bone Graft products in the United States;

•	failure to realize the anticipated benefits of the 2017 additions to our direct U.S. lower extremities and biologics sales force;

•	liability for product liability claims on hip/knee (OrthoRecon) products sold by Wright Medical Technology, Inc. (WMT) prior to the divestiture of the OrthoRecon business;

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

•	adverse outcomes in existing product liability litigation;

•	copycat claims against our modular hip systems resulting from a competitor’s recall of its modular hip product;

•
the ability of a creditor of any one particular entity within our corporate structure to reach the assets of the other entities within our corporate structure not liable for the underlying claims of the one particular entity, despite our corporate structure which is intended to ring-fence liabilities;

•	new product liability claims;

•	pending and future other litigation, which could have an adverse effect on our business, financial condition, or operating results;

•	challenges to our intellectual property rights or inability to defend our products against the intellectual property rights of others;

•	the possibility of private securities litigation or shareholder derivative suits;

•	inadequate insurance coverage;

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

•	our inability to timely manufacture products or instrument sets to meet demand;

•	our private label manufacturers failing to provide us with sufficient supply of their products, or failing to meet appropriate quality requirements;

•	our plans to bring the manufacturing of certain of our products in-house and possible disruptions we may experience in connection with such transition;

•	our plans to increase our gross margins by taking certain actions designed to do so;

•	inventory reductions or fluctuations in buying patterns by wholesalers or distributors;

•	not successfully competing against our existing or potential competitors and the effect of significant recent consolidations amongst our competitors;

•	not successfully developing and marketing new products and technologies and implementing our business strategy;

•	insufficient demand for and market acceptance of our new and existing products;

•	the reliance of our business plan on certain market assumptions;

•	lack of suitable business development opportunities;

•	inability to capitalize on business development opportunities;

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

•	failures of, interruptions to, or unauthorized tampering with, our information technology systems;

•	our inability to maintain effective internal controls;

•	product quality or patient safety issues;

•	geographic and product mix impact on our sales;

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

•	risks associated with the divestiture of the U.S. rights to certain of legacy Tornier's ankle and silastic toe replacement products;

•	adverse effects of diverting resources and attention to transition services provided to the purchaser of our Large Joints business;

•	potentially burdensome tax measures; and

•	fluctuations in foreign currency exchange rates.
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

PART I
Item 1. Business.
Overview
Wright Medical Group N.V. (Wright or we) is a global medical device company focused on extremities and biologics products. We are committed to delivering innovative, value-added solutions improving quality of life for patients worldwide and are a recognized leader of surgical solutions for the upper extremities (shoulder, elbow, wrist and hand), lower extremities (foot and ankle) and biologics markets, three of the fastest growing segments in orthopaedics. We market our products in approximately 50 countries worldwide. We believe we are differentiated in the marketplace by our strategic focus on extremities and biologics, our full portfolio of upper and lower extremities and biologics products, and our specialized and focused sales organization.
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
Our global corporate headquarters are located in Amsterdam, the Netherlands. We also have significant operations located in Memphis, Tennessee (U.S. headquarters, research and development, sales and marketing administration, and administrative activities); Bloomington, Minnesota (upper extremities sales and marketing and warehousing operations); Arlington, Tennessee (manufacturing and warehousing operations); Franklin, Tennessee (manufacturing and warehousing operations); Montbonnot, France (manufacturing and warehousing operations); Plouzané, France (research and development); and Macroom, Ireland (manufacturing). In addition, we have local sales and distribution offices in Canada, Australia, Asia, Latin America, and throughout Europe. For purposes of this report, references to “international” or “foreign” relate to non-U.S. matters while references to “domestic” relate to U.S. matters.
On October 1, 2015, we became Wright Medical Group N.V. following the merger (the Wright/Tornier merger or the merger) of legacy Wright with legacy Tornier. Because of the structure of the merger and the governance of the combined company immediately post-merger, the merger was accounted for as a “reverse acquisition” under U.S. generally accepted accounting principles (US GAAP), and as such, legacy Wright was considered the acquiring entity for accounting purposes. Therefore, legacy Wright’s historical results of operations replaced legacy Tornier’s historical results of operations for all periods prior to the merger. References in this section and certain other sections of Part I of this report to “we,” “our” and “us” refer to Wright Medical Group N.V. and its subsidiaries after the Wright/Tornier merger and Wright Medical Group, Inc. and its subsidiaries before the merger.
On October 21, 2016, we sold legacy Tornier’s Large Joints business to Corin Orthopaedics Holdings Limited (Corin) allowing us to devote our full resources and attention on accelerating growth opportunities in the high-growth extremities and biologics markets. Legacy Wright sold its OrthoRecon business to MicroPort Scientific Corporation (MicroPort) on January 9, 2014. The financial results of legacy Tornier’s Large Joints business and the OrthoRecon business are reflected within discontinued operations for all periods presented.
On December 14, 2017, we completed the acquisition of IMASCAP SAS (IMASCAP), a leader in the development of software-based solutions for preoperative planning of shoulder replacement surgery. The intent of this transaction is to ensure exclusive access to breakthrough software enabling technology and patents to further differentiate our product portfolio and to further accelerate growth opportunities in our global extremities business. Under the terms of the agreement with IMASCAP, we acquired 100% of IMASCAP’s outstanding equity on a fully diluted basis for an initial payment of €52.9 million, or approximately $62.3 million, consisting of approximately €39.7 million, or approximately $46.7 million, in cash and approximately €13.2 million, or approximately $15.6 million, representing 661,753 Wright ordinary shares, payable at closing. Additionally the purchase price includes an estimated €15.1 million, or approximately $17.8 million, of contingent consideration related to the achievement of certain technical milestones and sales earnouts. The technical milestones involve the development and approval of a patient specific implant system and new software modules. The sales earnouts relate to patient specific guides and the future patient specific implant system.
For the fiscal year ended December 31, 2017, we had net sales of $745.0 million and a net loss from continuing operations of $64.9 million. As of December 31, 2017, we had total assets of $2.1 billion. Detailed information on our net sales by product category and operating business segment and our net sales and long-lived assets by segment and geographic region can be found in Note 20 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

Orthopaedic Industry
The total worldwide orthopaedic industry is estimated at approximately $48.1 billion in 2017. Five multinational companies currently dominate the orthopaedic industry, each with approximately $2 billion or more in annual sales. The size of these companies often allows them to concentrate their marketing and research and development efforts on products they believe will have a relatively high minimum threshold level of sales. As a result, there is an opportunity for a mid-sized orthopaedic company, such as us, to focus on less contested, higher-growth sectors of the orthopaedic market.
We have focused our efforts into growing our position in the high-growth extremities and biologics markets. We believe a more active and aging patient population with higher expectations regarding “quality of life,” an increasing global awareness of extremities and biologics solutions, improved clinical outcomes as a result of the use of such products, and technological advances resulting in specific designs for such products that simplify procedures and address unmet needs for early interventions, and the growing need for revisions and revision-related solutions will drive the market for extremities and biologics products.
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
Lower extremities reconstruction involves implanting devices to replace, reconstruct, or fixate injured or diseased joints and bones in the foot and ankle. A large segment of the lower extremities market is comprised of plating and screw systems for reconstructing and fusing joints or repairing bones after traumatic injury. We believe major trends in the lower extremities market include the use of external fixation devices in diabetic patients, total ankle arthroplasty, advanced tissue fixation devices, virtual planning systems, and biologics. According to various customer and market surveys, we are a market leader in foot and ankle surgical products. New technologies have been introduced into the lower extremities market in recent years, including next-generation total ankle replacement systems. Many of these technologies currently have low levels of market penetration. We believe that market adoption of total ankle replacement, which currently represents approximately 8% of the U.S. foot and ankle device market, will result in significant future growth in the lower extremities market.
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

Product Portfolio
We offer a broad product portfolio of approximately 150 extremities products and over 20 biologics products that are designed to provide solutions to our surgeon customers, with the goal of improving clinical outcomes and the “quality of life” for their patients. Our product portfolio consists of the following product categories:

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
Upper Extremities
The upper extremities product category includes joint implants and bone fixation devices for the shoulder, elbow, wrist, and hand. Our global net sales from this product category was $334.7 million, or 44.9% of total net sales, for the fiscal year ended December 31, 2017, as compared to $288.1 million, or 41.7% of total net sales, for the fiscal year ended December 25, 2016.
Our shoulder products are used to treat painful shoulder conditions due to arthritis, irreparable rotator cuff tendon tears, bone disease, fractured humeral heads, or failed previous shoulder replacement surgery. Our shoulder products include the following:

•
Total Shoulder Joint Replacement. Our total shoulder joint replacement products have two components-a humeral implant consisting of a metal stem or base attached to a metal head, and a plastic implant for the glenoid (shoulder socket). Together, these two components mimic the function of a natural shoulder joint. Our total shoulder joint replacement products include the AEQUALIS ASCEND®, AEQUALIS® PRIMARY™, AEQUALIS® PERFORM™ and SIMPLICITI® shoulder systems. Our BLUEPRINT™ 3D Planning Software can be used with our AEQUALIS® PERFORM™ Glenoid System to assist surgeons in accurately positioning the glenoid implant and replicating the pre-operative surgical plan. In addition, we received FDA 510(k) clearance in June 2016 of our AEQUALIS® PERFORM™+ Glenoid System, the first anatomic augmented glenoid. This system was designed to specifically address posterior glenoid deficiencies and deliver bone preservation. SIMPLICITI® is the first minimally invasive, ultra-short stem total shoulder available in the Unites States.

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

•
Reversed Shoulder Joint Replacement. Our reversed shoulder joint replacement products are used in arthritic patients lacking rotator cuff function. The components are different from a traditional “total” shoulder in that the humeral implant has the plastic socket and the glenoid has the metal head. This design has the biomechanical impact of shifting the pivot point of the joint away from the body centerline and recruiting the deltoid muscles to enable the patient to elevate the arm. Our reversed joint replacement products include the AEQUALIS® REVERSED II™ shoulder. We received FDA 510(k) clearance in December 2016 of our AEQUALIS® PERFORM™ REVERSED Glenoid System, our first reverse augmented glenoid, and we commercially launched it during first quarter of 2017. This system was designed to specifically address posterior glenoid deficiencies and deliver bone preservation. We continue to release new options for our BLUEPRINT™ 3D Planning Software, which can be used with our AEQUALIS® PERFORM™ REVERSED Glenoid System to assist surgeons in accurately positioning the glenoid implant and replicating the pre-operative surgical plan.

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

Lower Extremities
The lower extremities product category includes joint implants and bone fusion and fixation devices, including plates, pins, screws, and nails, for the foot and ankle. Our global net sales from this product category for the fiscal year ended December 31, 2017 was $286.5 million, or 38.5% of total net sales, as compared to $285.6 million, or 41.4% of total net sales, for the fiscal year ended December 25, 2016.
We are a recognized leader in the United States for foot and ankle surgical products. Our lower extremities product portfolio includes:

•
Total Ankle Joint Replacement. Total ankle joint replacement, also known as total ankle arthroplasty, is a surgical procedure that orthopaedic surgeons use to treat ankle arthritis. Our total ankle joint replacement products include implants for the ankle that involve replacing the joint with an articulating multi-component implant. These joint implants may be mobile bearing, in which the plastic component is free to slide relative to the metal bearing surfaces, or fixed bearing, in which this component is constrained. Our INBONE® Total Ankle Systems, including our third-generation INBONE® II Total Ankle System, are modular prostheses that are designed to allow the surgeon to tailor the fixation stems for the tibial and talar components in order to maximize stability of the implant. The INBONE® II Total Ankle System is the only ankle replacement that offers surgeons multiple implant options with different articular geometry. Our INFINITY® Total Ankle System features a distinctive talar resurfacing option for preservation of talar bone. The combination and interchangeability of both the INBONE® and INFINITY® systems provide the surgeon with an implant continuum of care concept, allowing the surgeon to address a more bone conserving implant option with INFINITY® all the way to addressing a more complex ankle deformity with INBONE®. Our INBONE® and INFINITY® Total Ankle Systems can be used with our PROPHECY® Preoperative Navigation Guides, which combine computer imaging with a patient’s CT scan, and are designed to provide alignment accuracy while reducing surgical steps. The most recent addition to our Total Ankle System, INVISIONTM Total Ankle Revision System is the first and only system developed specifically for total ankle revision arthroplasty. The INVISION Total Ankle Revision System provides a unique solution for even the most difficult revision procedures. Whether leveraged as a standalone construct or in conjunction with INFINITY® and INBONE® components, the INVISIONTM Total Ankle Revision System is an important addition to the continuum of care from total ankle replacement through any necessary revisions. The INVISIONTM Total Ankle Revision System is designed to help surgeons re-build bone lost through previous surgeries and provide modularity to help restore natural joint height.

•
Ankle Fusion. We have several products used in ankle fusion procedures, which fuse together the tibia, fibula, and talus bones into one bone, and are intended to treat painful, end-stage arthritis in the ankle joint. These products include our ORTHOLOC® 3Di Ankle Fusion System, VALOR® TTC fusion nail, and the legacy Tornier Maxlock ExtremeTM Plate and Screws System.

•
Ankle Fixation and Fracture Repair. We sell a broad range of anatomically designed plates, screws, and nails used to stabilize and heal fractured ankle bones, including our ORTHOLOCTM 3Di Ankle Fracture Low Profile System features a complete range of ankle fracture plates designed specifically for the foot and ankle surgeon. The system features low-profile, anatomic plate designs and ORTHOLOC 3Di polyaxial locking screw technology, providing an innovative fracture solution that is intended to address a primary need for one of the foot and ankle’s largest market segments.

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

•
Foot Fixation and Fracture Repair. Our foot fixation and fracture repair products include plates, screws, and nails used to stabilize and heal foot deformities and fractures. Our CHARLOTTE® CLAW® Compression Plate is the first ever locking compression plate designed for corrective foot surgeries. Our next-generation CLAW® II Compression Plating System expands our plate and screw offering by introducing anatomic plates specifically designed for fusions of the midfoot, and the CLAW® II Polyaxial Compression Plating System incorporates variable-angle locking screw technology and our ORTHOLOC® 3Di Reconstruction Plating System utilizes our 3Di polyaxial locking technology. In April 2016, we further expanded the ORTHOLOC® 3Di portfolio with the launch of the ORTHOLOC® 3Di CROSSCHECK® Plating System. This modular addition is comprised of five uniquely designed plates which offer an inter-fragmentary solution. Our SALVATION™ limb salvage portfolio, which is designed to address the unique demands of advanced midfoot reconstruction, was commercially launched in the first half of 2016 and in the third quarter of 2017, we launched line extensions to the system. We will roll out additional sets throughout the first half of 2018. Other foot products include the MAXLOCK®, MINIMAX LOCK™ and MINIMAX LOCK EXTREME™ plate and screw systems, BIOFOAM® Wedge System, BIOARCH® Subtalar Arthroereisis Implant, MDI Metatarsal Resurfacing Implant, and TENFUSE® Nail Allograft.

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

•
Minimally-Invasive Foot and Ankle Surgery. The MICA™ Minimally-Invasive Foot and Ankle system was launched to limited users in the third quarter of 2017. It is designed on the premise that all “current” procedures can be performed through a smaller, minimally invasive, incision, with a focus on preserving the soft tissues. We have MICA™ Screws, MICA™ Machine and MICA™ instruments to perform minimal invasive procedures such as MICA™ Chevron, Akin, Calcaneal Osteotomies, Hammer toe/Claw toe, Cheilectomy, Bunionectomy, Bunionette & DMMO. Full commercial launch of MICA™ is planned for the second half of 2018.

Biologics
The biologics product category includes a broad line of biologic products that are used to support treatment of damaged or diseased bone, tendons, and soft tissues and other biological solutions for surgeons and their patients or to stimulate bone growth. These products focus on supporting biological musculoskeletal repair by utilizing synthetic and human tissue-based materials. Our biologic products are primarily used in extremities-related procedures as well as in trauma-induced voids of the long bones and some spine procedures. Internationally, we offer a bone graft product incorporating antibiotic delivery. Our global net sales from this product category for the fiscal year ended December 31, 2017 was $100.6 million, or 13.5% of total net sales, compared to $93.5 million, or 13.5% of total net sales, for the fiscal year ended December 25, 2016.
Our biologics products include the following:

•
AUGMENT® Bone Graft. The newest addition to our biologics product portfolio is AUGMENT® Bone Graft. Our AUGMENT® Bone Graft product line is based on recombinant human platelet-derived growth factor (rhPDGF-BB), a synthetic copy of one of the body’s principal healing agents. We obtained FDA approval of AUGMENT® Bone Graft for ankle and/or hindfoot fusion indications in the United States during third quarter of 2015. Prior to FDA approval, this product was available for sale in Canada for foot and ankle fusion indications and in Australia and New Zealand for hindfoot and ankle fusion indications. We acquired the AUGMENT® Bone Graft product line from BioMimetic Therapeutics, Inc. (BioMimetic) in March 2013. We are currently pursuing FDA approval of AUGMENT® Injectable Bone Graft with a PMA Panel Track Supplement.

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

Sports Medicine and Other
The sports medicine and other product category includes products used across several anatomic sites to mechanically repair tissue-to-tissue or tissue-to-bone injuries and other ancillary products. Because of its close relationship to extremities joint replacement and bone fixation, our sports medicine portfolio is comprised of products used to complement our upper and lower extremities product portfolios, providing surgeons a variety of products that may be used in upper and lower extremities surgical procedures. Our global net sales from this product category for the fiscal year ended December 31, 2017 was $23.2 million, or 3.1% of total net sales, compared to $23.2 million, or 3.4% of total net sales, for the fiscal year ended December 25, 2016.
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
United States
As of December 31, 2017, our sales and distribution system in the United States consisted of 82 geographic sales territories that are staffed by over 500 direct sales representatives and 27 independent sales agencies or distributors. These sales representatives and independent sales agencies and distributors are generally aligned to selling either our upper extremities products or lower extremities products, but, in some cases, certain agencies or direct sales representatives sell products from both our upper and lower extremities product portfolios in their territories. Our direct sales representatives and independent sales agencies and distributors are provided opportunities for product training throughout the year. We also have working relationships with healthcare dealers, including group purchasing organizations, healthcare organizations, and integrated distribution networks. We believe our success in every market sector is dependent upon having a robust and compelling product offering, and equally as important, a dedicated, highly trained, focused sales organization to service our customers. We plan to continue to strategically focus on and invest in building a competitively superior U.S. sales organization by training and certifying our sales representatives on our innovative product portfolio, continuing to develop and implement strong performance management practices, and enhancing sales productivity.
International
Internationally, we utilize several distribution approaches that are tailored to the needs and requirements of each individual market. Our international sales and distribution system currently consists of 15 direct sales offices and approximately 90 distributors that sell our products in approximately 50 countries. We have subsidiaries with direct sales offices in the United Kingdom, France, Germany, Italy, Denmark, Netherlands, Canada, Japan, Australia, Switzerland, and Norway that employ direct sales employees, and in some cases, use independent sales representatives to sell our products in their respective markets. Our products are sold in other countries in Europe, Asia, Africa, and Latin America using stocking distribution partners. Stocking distributors purchase products directly from us for resale to their local customers, with product ownership generally passing to the distributor upon shipment.
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
Research and Development
Realizing that new product offerings are a key to our future success, we are committed to a strong research and development program. The intent of our program is to develop new extremities and biologics products and expand our current product offerings and the markets in which they are offered. Our research and development teams are organized and aligned with our product marketing teams and are focused on improving clinical outcomes by designing innovative, clinically differentiated products with improved ease-of-use and by developing new product features and enhanced surgical techniques that can be leveraged across a broader base of surgeon customers. Our internal research and development teams work closely with external research and development consultants and a global network of physicians and medical personnel in hospitals and universities to ensure we have broad access to best-in-class ideas and technologies to drive our product development pipeline. We also have an active business development team that actively evaluates novel technologies and development stage products. In addition, our clinical and regulatory departments are devoted to verifying the safety and efficacy of our products according to regulatory standards enforced by the FDA and other international regulatory bodies. Our research and development expenses totaled $50.1 million, $50.5 million and $39.3 million in 2017, 2016, and 2015, respectively. Our research and development activities are principally located in Memphis, Tennessee; Montbonnot, France; Plouzané, France; and Warsaw, Indiana, with additional staff in Grenoble, France; and Bloomington, Minnesota.
In the extremities area, our research and development activities focus on building upon our already comprehensive portfolio of surgical solutions for extremities focused surgeons, including procedure and anatomy specific products. With the ultimate goal of addressing unmet clinical needs, we often pursue multiple product solutions for a particular application in order to offer surgeons the ability either to use their preferred procedural technique or to provide options and flexibility in the surgical setting with the understanding that one solution does not work for every case. Additionally, with the acquisition of IMASCAP, whose Glenosys technology is the preoperative planning software behind our BLUEPRINT™ 3D planning software, we have a rich pipeline of potential breakthrough technologies under development. We believe the future of orthopaedic implant surgery will include advanced elements of artificial intelligence and augmented reality.
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
While we do not believe that any of our products infringe any valid claims of patents or other proprietary rights held by others, we are currently subject to patent infringement litigation and there can be no assurances that we do not infringe any patents or other proprietary rights. If our products were found to infringe any proprietary right of another party, we could be required to pay significant damages or license fees to such party and/or cease production, marketing, and distribution of those products. Litigation also may be necessary to defend infringement claims of third parties or to enforce patent rights we hold or to protect trade secrets or techniques we own.
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
On September 29, 2010, WMT entered into a five-year Corporate Integrity Agreement (CIA) with the Office of the Inspector General of the United States Department of Health and Human Services (OIG-HHS). The CIA expired on September 29, 2015 and on January 27, 2016, we received notification from the OIG-HHS that the term of the CIA has concluded. While the term of the CIA has concluded, our failure to continue to maintain compliance with U.S. healthcare laws, regulations and other requirements in the future could expose us to significant liability, including, but not limited to, exclusion from federal healthcare program participation, including Medicaid and Medicare, potential prosecution, civil and criminal fines or penalties, as well as additional litigation cost and expense.
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
United States
In the United States, our products are strictly regulated by the FDA under the U.S. Food, Drug and Cosmetic Act (FDC Act). Some of our products are also regulated by state agencies. FDA regulations and the requirements of the FDC Act affect the pre-clinical and clinical testing, design, manufacture, safety, efficacy, labeling, storage, recordkeeping, advertising, and promotion of our medical device products. Our tissue-based products are subject to FDA regulations, the National Organ Transplant Act (NOTA), and various state agency regulations. We are an accredited member of the American Association of Tissue Banks and an FDA-registered tissue establishment, which includes the packaging, processing, storage, labeling, and distribution of tissue products regulated as medical devices and the storage and distribution of tissue products regulated solely as human cell and tissue products. In addition, we maintain the appropriate tissue bank licenses based on state requirements.
Generally, before we can market a new medical device, marketing clearance from the FDA must be obtained through either a premarket notification under Section 510(k) of the FDC Act or the approval of a de novo or PMA application. Most of our products are FDA cleared through the 510(k) premarket notification process. The FDA typically grants a 510(k) clearance if the applicant can establish that the device is substantially equivalent to a predicate device. It usually takes about three months from the date of a 510(k) submission to obtain clearance, but it may take longer, particularly if a clinical trial is required. The FDA may find that a 510(k) is not appropriate or that substantial equivalence has not been shown and, as a result, require a de novo or PMA application.
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
To market our product devices in the member countries of the European Union, we are required to comply with the European Medical Device Directives and to obtain CE mark certification. CE mark certification is the European symbol of adherence to quality assurance standards and compliance with applicable European Medical Device Directives. Under the European Medical Device Directives, all medical devices must qualify for CE marking. To obtain authorization to affix the CE mark to one of our products, a recognized European Notified Body must assess our quality systems and the product’s conformity to the requirements of the European Medical Device Directives. We are subject to inspection by the Notified Bodies for compliance with these requirements. We also are required to comply with regulations of other countries in which our products are sold, such as obtaining Ministry of Health Labor and Welfare approval in Japan, Health Protection Branch approval in Canada and Therapeutic Goods Administration approval in Australia. The new European MDR intended to replace the current Medical Device Directives came into force May 2017. Manufacturers of approved medical devices will have until May 2020 to transition their devices to meet the requirements of the MDR. After May 2020, manufacturers are offered a grace period which further extends the transition time for some medical devices.  We are currently reviewing our product portfolios, quality system and processes in an effort to meet the new regulations within the timeframes we are afforded.

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
Third-Party Reimbursement
Sales of our products depend in part on the availability of coverage and reimbursement from insurers/third-party payors. Third-party payors may include governmental programs such as the U.S. Medicare and Medicaid programs, private insurance plans, and workers’ compensation plans. These third-party payors may deny coverage or reimbursement for a product or procedure if they determine that the product or procedure is investigational or is not medically necessary. Third-party payors also may place limitations on coverage of products or procedures, such as the types of conditions for which a procedure will be covered, the types of physicians who can perform specific types of procedures, or the care setting in which the procedure may be performed, e.g., outpatient or in a hospital. Also, third-party payors are increasingly auditing and challenging the charges submitted for medical products and services and are raising concerns related to upcoding, miscoding, and using inappropriate modifiers. Some third-party payors may require prior-authorization, pre-determination, and/or prior approval to determine coverage for innovative devices or procedures before they will reimburse healthcare providers for associated claims. Even though a new product may have been approved or cleared for commercial sale by the FDA, demand may be limited if any reimbursement barriers are imposed by governmental and/or private third-party payors. In the United States, there is no uniform coverage and payment policy across all third-party payors; instead, coverage and payment can be quite different from payor to payor, and from one region of the country to another. Outside of the US, coverage and payment also varies from country to country. Coverage also depends on our ability to demonstrate the short-term and long-term clinical effectiveness, and in some cases the cost-effectiveness, of our products. These supportive data are obtained from clinical trials and published literature. We conduct research and present results at major scientific and medical meetings, and publish them in respected, peer-reviewed medical journals because we believe data and evidence that can support coverage and payment are important to the successful commercialization of and market access for our products.
The Centers for Medicare & Medicaid Services (CMS), the U.S. agency responsible for administering the Medicare program, sets coverage and reimbursement policies for the Medicare program. CMS may adopt changes to Medicare coverage and payment policies related to our products in the future through national coverage determinations and through annual regulations updating Medicare payment policies. Local coverage determinations also can be adopted by CMS contractors. Congress also periodically adopts legislation that impacts reimbursement under federal health programs.
Medicaid programs are funded by both U.S. federal and state governments. Specific reimbursement policies vary from state to state and are subject to change from year to year. Medicaid enrollment and spending has increased in under the Affordable Care Act.
Payment to physicians for procedures using our products also can be impacted by changes to Current Procedural Terminology (CPT) codes, which are used to submit claims to payers for medical services. CPT codes are assigned, maintained and annually updated by the American Medical Association and its CPT Editorial Board. The relative values assigned to CPT codes, which represent resources used to perform a procedure, also can be revised. If the CPT codes that apply to procedures performed using our products are changed, or the relative values are decreased, reimbursement for performances of these procedures may be adversely affected.
We believe that the overall escalating cost of medical products and services for governments and private health insurers has led to, and will continue to lead to, increased pressures on the healthcare and medical device industry to reduce the costs of products and services. Third-party payors are developing increasingly-sophisticated methods of controlling healthcare costs through measures including, but not limited to, bundled payments, episode- of-care risk-sharing methodologies, health technology assessments, coverage with evidence development requirements, payment linked to quality, pay-for-performance, comparative effectiveness reviews, prospective reimbursement, capitation programs, group purchasing, redesign of benefit offerings, pre-approvals and second opinion requirements, careful review of bills, encouragement of healthier lifestyles and other preventative services, and exploration of more cost-effective methods of delivering healthcare. Adoption of these or other types of cost control measures could potentially impact market access and pricing structures for our products, which in turn could impact our future sales. There can be no assurance that third-party reimbursement will be available or adequate, or that current and future legislation, regulation or reimbursement policies of third-party payors will not adversely affect the demand for our products or our ability to sell our products on a profitable basis. If third-party payor reimbursement is unavailable or inadequate, it could have a material adverse effect on our business, operating results, and financial condition.
Outside the United States, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific product lines and procedures. We have received increased requests for clinical data to support registration and reimbursement outside the United States. We have increasingly experienced local, product-specific reimbursement law being applied as an overlay to medical device regulation, which has provided an additional level of clearance requirement. Specifically, Australia requires that clinical data for clearance and reimbursement be in the form of prospective, multi-center studies, a high bar not previously applied. In addition, in France, certain innovative devices (such as some of our products made from pyrolytic carbon) have been identified as needing to provide clinical evidence to support a “mark-specific” reimbursement. There can be no assurances that procedures using our products will be considered medically reasonable and necessary for a specific indication, that our products will be considered cost-effective by third-party payors, that an adequate level of reimbursement will be available, or that the third-party payors’ reimbursement policies will not adversely affect our ability to sell our products profitably.
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
Employees
As of December 31, 2017, we had 2,675 employees. We believe that we have a good relationship with our employees.
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
We have a history of operating losses and at December 31, 2017, we had an accumulated deficit of $1.4 billion. Our ability to achieve profitability will be influenced by many factors, including, among others, the success of the Wright/Tornier merger; the level and timing of future net sales and expenditures; development, commercialization and market acceptance of new products; the results and scope of ongoing research and development projects; competing technologies and market developments; regulatory requirements and delays; and pending litigation. As a result, we may continue to incur operating losses for the foreseeable future. These losses will continue to have an adverse impact on our shareholders’ equity, and we may never achieve or sustain profitability.
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
In addition to developing new products and growing our business internally, we have sought to grow through business combinations and acquisitions of complementary businesses, technologies and products. Examples include, our recent acquisition of IMASCAP in December 2017, the Wright/Tornier merger in October 2015, legacy Wright’s acquisition of BioMimetic in early 2013, as well as its acquisitions of Biotech International in November 2013, Solana Surgical, LLC (Solana) in January 2014, and OrthoPro, L.L.C. (OrthoPro) in February 2014, and legacy Tornier’s acquisition of OrthoHelix Surgical Designs, Inc. in 2012. Future acquisitions may require equity or debt financing, the dilutive or other effects of which could negatively impact the anticipated benefits of the transaction. Business combinations and acquiring new businesses involve a myriad of risks. Whenever new businesses are combined or acquired, there is a risk we may fail to realize some or all of the anticipated benefits of the transaction. This can occur if integration of the businesses proves to be more complicated than planned, resulting in failure to realize operational synergies and/or failure to mitigate operational dis-synergies, diversion of management attention, and loss of key personnel. It can also occur if the combined or acquired business fails to meet our net sales projections, exposes us to unexpected liabilities, or if our pre-acquisition due diligence fails to uncover issues that negatively affect the value or cost structure of the acquired enterprise. Although we carefully plan our business combinations and acquisitions, there can be no assurances that these and other risks will not prevent us from realizing the expected benefits of these transactions. If we do not achieve the anticipated benefits of an acquisition as rapidly as expected, or at all, investors or analysts may not perceive the same benefits of the acquisition as we do. If these risks materialize, our ordinary share price could be materially adversely affected. Any difficulties in the integration of acquired businesses or unexpected penalties or liabilities in connection with such businesses could have a material adverse effect on our business, operating results and financial condition.
We anticipate significant future sales from our AUGMENT® Bone Graft products. If we are wrong, our future operating results, cash flows, and prospects could be adversely affected.
We obtained FDA approval of AUGMENT® Bone Graft in the United States for ankle and/or hindfoot fusion indications during the third quarter of 2015 and expect significant future sales from this product. AUGMENT® Bone Graft, which is based on recombinant human platelet-derived growth factor (rhPDGF-BB), a synthetic copy of one of the body’s principal healing agents, is currently available for sale as an alternative to autograft in the United States for ankle and/or hindfoot fusion indications, in Canada for foot and ankle fusion indications and in Australia and New Zealand for hindfoot and ankle fusion indications. We anticipate significant sales of AUGMENT® Bone Graft. If these sales expectations are not met, our future operating results, cash flows and prospects could be adversely affected. We are currently pursuing FDA approval of AUGMENT® Injectable Bone Graft (AUGMENT® Injectable), which combines rhPDGF-BB with an injectable bone matrix. We expect FDA approval of AUGMENT® Injectable in 2018 and, if and when approved, anticipate significant sales of AUGMENT® Injectable. However, there can be no assurance that AUGMENT® Injectable will receive FDA approval in 2018, if ever. Failure to obtain FDA approval of AUGMENT® Injectable could adversely affect our future operating results, cash flows and prospects.
We acquired the AUGMENT® Bone Graft product line from BioMimetic in March 2013 and are subject to future milestone payments to the holders of the contingent value rights issued in connection with that transaction. If, prior to March 1, 2019, sales of AUGMENT® Bone Graft reach $40 million over 12 consecutive months, a cash payment would be required at $1.50 per share, or $42 million. Further, if, prior to March 1, 2019, sales of AUGMENT® Bone Graft reach $70 million over 12 consecutive months, an additional cash payment would be required at $1.50 per share, or $42 million. Therefore, even if we achieve significant sales of AUGMENT® Bone Graft, cash proceeds from these sales will be offset in part by these milestone payment obligations.
We may not realize the anticipated benefits of the 2017 additions to our direct U.S. lower extremities and biologics sales force within the time frame we expect, or ever, which could harm our business and operating results.
During the first half of 2017, we added new U.S. lower extremities and biologics sales representatives to our core U.S. lower extremities and core biologics businesses. Recruiting and training qualified personnel requires significant time, expense and attention. While we continue to believe these additions will help grow our U.S. lower extremities and biologics sales, there are no assurances that this initiative will ultimately yield favorable results for us in the near future or at all. Our business may be adversely affected if our new U.S. lower extremities and biologics sales representatives are unable to achieve desired productivity levels in a reasonable period.
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
Our quarterly operating results are subject to substantial fluctuations, and you should not rely on them as an indication of our future results.
Our quarterly operating results may vary significantly due to a combination of factors, many of which are beyond our control. These factors include:

•	demand for products, which historically has been lowest in the third quarter;

•	our ability to meet the demand for our products;

•	the level of competition;

•	the number, timing, and significance of new products and product introductions and enhancements by us and our competitors;

•	our ability to develop, introduce, and market new and enhanced versions of our products on a timely basis;

•	the timing of or failure to obtain regulatory clearances or approvals for products;

•	changes in pricing policies by us and our competitors;

•	changes in the treatment practices of orthopaedic surgeons;

•	changes in distributor relationships and sales force size and composition;

•	the timing of material expense- or income-generating events and the related recognition of their associated financial impact;

•	the number and mix of products sold in the quarter and the geographies in which they are sold;

•	the number of selling days;

•	the availability and cost of components and materials;

•	prevailing interest rates on our excess cash investments;

•	fluctuations in foreign currency exchange rates;

•	the timing of significant orders and shipments;

•	ability to obtain reimbursement for our products and the timing of patients’ use of their calendar year medical insurance deductibles;

•	work stoppages or strikes in the healthcare industry;

•	changes in FDA and foreign governmental regulatory policies, requirements, and enforcement practices;

•	changes in accounting standards, policies, estimates, and treatments;

•	restructuring, impairment, and other special charges, costs associated with our pending litigation and U.S. governmental inquiries, and other charges;

•	variations in cost of sales due to the amount and timing of excess and obsolete inventory charges, commodity prices, and manufacturing variances;

•	income tax fluctuations and changes in tax rules;

•	general economic factors; and

•	increases of interest rates, which can increase the cost of borrowings under our ABL Credit Agreement, and generally affect the level of economic activity.
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
Although legacy Wright divested the OrthoRecon business, legacy Wright remains responsible, as between it and MicroPort, for liability claims on OrthoRecon products sold prior to closing, and might still be sued on products sold after closing.
Although OrthoRecon product liability expenses are accounted for under our discontinued operations, the agreement between WMG and MicroPort requires that legacy Wright, as between it and MicroPort, retain responsibility for product liability claims on OrthoRecon products sold prior to closing, and for any resulting settlements, judgments, or other costs. Moreover, even though MicroPort, as between it and legacy Wright, is responsible for liability claims on post-closing sales, there can be no assurance we will not be named as a defendant in a lawsuit relating to such post-closing sales, or that MicroPort will have adequate resources to exonerate legacy Wright from any resulting expenses or liabilities.
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
We have been named as a defendant, in some cases with multiple other defendants, in lawsuits in which it is alleged that as yet unspecified defects in the design, manufacture, or labeling of certain metal-on-metal hip replacement products rendered the products defective. The pre-trial management of certain of these claims has been consolidated in the federal court system, in the United States District Court for the Northern District of Georgia under multi-district litigation and certain other claims by the Judicial Counsel Coordinated Proceedings in state court in Los Angeles County, California. As of December 31, 2017, there were approximately 800 lawsuits pending in the multi-district federal court proceeding and consolidated California state court proceeding, and an additional 50 cases pending in various state courts. As of that date, we have also entered into approximately 700 so called “tolling agreements” with potential claimants who have not yet filed suit. As of December 31, 2017, there were also approximately 50 non-U.S. lawsuits presently pending. We believe we have data that supports the efficacy and safety of the metal-on-metal hip replacement systems, and have been vigorously defending these cases.
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

On October 3, 2017, WMT entered into two settlement agreements (collectively, the Second Settlement Agreements) with the Court-appointed attorneys representing plaintiffs in the MDL and JCCP. Under the terms of the Second Settlement Agreements, the parties agreed to settle 629 specifically identified CONSERVE®, DYNASTY® and LINEAGE® claims that meet the eligibility requirements of the Second Settlement Agreements and are either pending in the MDL or JCCP, or subject to court-approved tolling agreements in the MDL or JCCP, for a maximum settlement amount of $89.75 million. The comprehensive settlement amount is contingent on WMT’s recovery of new insurance proceeds totaling at least $35 million from applicable insurance carriers by March 30, 2018. To date, certain of the insurance carriers have contributed or agreed to contribute $20 million of funds applicable against the contingency.
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
Our material product liability litigation is discussed in Note 16 to our consolidated financial statements. These matters are subject to many uncertainties and outcomes are not predictable. Regardless of the outcome of these matters, legal defenses are costly. We have incurred and expect to continue to incur substantial legal expenses in connection with the defense of these matters. We could incur significant liabilities associated with adverse outcomes that exceed our products liability insurance coverage, which could adversely affect our operating results or results from discontinued operations and financial condition. The ultimate cost to us with respect to product liability claims could be materially different than the amount of the current estimates and accruals and could have a material adverse effect on our financial position, operating results or results from discontinued operations, and cash flows.
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
Each of the Second Settlement Agreements contains a 95% opt-in requirement meaning WMT may terminate either Settlement Agreement prior to any settlement disbursement if claimants holding greater than 5% of eligible claims in Tranches 1 and 2, collectively, or claimants holding greater than 5% of eligible claims in Tranche 3, elect to “opt-out” of the settlement. We believe a participation rate of at least 95% is necessary in order to realize the benefits of the Second Settlement Agreements. On January 2, 2018, we received notification that 100% of the claimants in Tranches 1 and 2 opted in. We are currently reviewing proof of claim documentation for these claimants and have until March 2, 2018 to confirm that the 95% opt-in requirement has been met. Claimants in Tranche 3 have until April 2, 2018 to opt into the Second Settlement Agreements. If a 95% participation rate is not achieved with respect to both Settlement Agreements there is a significant risk the Second Settlement Agreements will be cancelled. If the Second Settlement Agreements are cancelled we will be required to continue defending the 629 claims that would otherwise be settled, and the previously disclosed risks, uncertainties and contingencies associated with these claims will remain unresolved.
Our obligation to settle substantially all the remaining outstanding metal-on-metal hip claims may be cancelled if the insurance recovery contingency contained in the Second Settlement Agreements is not satisfied, which would leave a substantial number of metal-on-metal hip claims unresolved.
Under the terms of the Second Settlement Agreements, the parties agreed to settle 629 specifically identified CONSERVE®, DYNASTY® and LINEAGE® claims that meet the eligibility requirements of the Second Settlement Agreements and are either pending in the MDL or JCCP, or subject to court-approved tolling agreements in the MDL or JCCP, for a maximum settlement amount of $89.75 million. The comprehensive settlement amount is contingent on WMT’s receiving new insurance proceeds totaling at least $35 million from applicable insurance carriers by March 30, 2018 and may be cancelled by us if this does not occur. To date, certain of the insurance carriers have contributed or agreed to contribute $20 million of funds applicable against the contingency. WMT may cancel its obligation to settle 541 claims included in Tranche 3 of the Second Settlement Agreements if the foregoing insurance recovery contingency is not satisfied in its entirety. If the obligation to settle these Tranche 3 claims is cancelled, we will be required to continue defending the Tranche 3 claims that would otherwise be settled in which case the previously disclosed risks, uncertainties and contingencies associated with these claims will remain unresolved.
Our agreement with the first three insurance carriers to settle pending coverage litigation includes broad releases of coverage for present and future claims of personal injury alleged to be caused by metal-on-metal hip components or the release of metal ions, which could result in inadequate insurance coverage to defend and resolve these claims. In addition, our settlement with the three carriers does not resolve previously disclosed disputes with the remaining carriers concerning the extent of coverage available for metal-on-metal hip claims.
On October 28, 2016, our WMT and WMG subsidiaries entered into a Settlement Agreement with a subgroup of three insurance carriers, Columbia Casualty Company (Columbia), St. Paul Surplus Lines Insurance Company and AXIS Surplus Lines Insurance Company (Three Settling Insurers), pursuant to which the Three Settling Insurers paid $60 million (in addition to $10 million previously paid) in full settlement of all potential liability of the Three Settling Insurers for metal ion and metal-on-metal hip claims, including but not limited to all claims in the MDL and the JCCP. As part of the settlement, the Three Settling Insurers repurchased their policies in the five policy years beginning with the 2007-2008 policy year. Consequently, we have no further coverage from the Three Settling Insurers for present or future metal-on-metal or metal ion claims falling in these five policy periods, or any other period in which a specifically released claim is asserted.
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
In addition, on September 29, 2015, we received notice that the third insurance carrier in the tower for product liability insurance coverage relating to personal injury claims associated with fractures of legacy Wright’s PROFEMUR® long titanium modular neck product (Modular Neck Claims) has asserted that the terms and conditions identified in its reservation of rights will preclude coverage for the Modular Neck Claims. We strongly dispute the carrier’s position and, in accordance with the dispute resolution provisions of the policy, have initiated an arbitration proceeding in London, England seeking payment of these funds. We continue to believe our contracts with our insurance carriers are enforceable for these claims; however, we would be responsible for any amounts that our insurance carriers do not cover or for the amount by which ultimate losses exceed the amount of our third-party insurance coverage. An unfavorable outcome in this matter could have an adverse effect on our financial condition and results from discontinued operations if we ultimately are subject to liabilities associated with these claims that exceed coverage amounts not in dispute.
MicroPort’s recall of certain sizes of its cobalt chrome modular neck devices due to alleged fractures could result in additional product liability claims against us. Although we have contested these claims, adverse outcomes could harm our business and adversely affect our results from discontinued operations and financial condition.
In August 2015, MicroPort announced the voluntary recall of certain sizes of its PROFEMUR® Long Cobalt Chrome Modular Neck devices manufactured from June 15, 2009 to July 22, 2015. Because MicroPort did not acquire the OrthoRecon business until January 2014, many of the recalled devices were sold by legacy Wright prior to the acquisition by MicroPort. Under the asset purchase agreement with MicroPort, legacy Wright retained responsibility, as between it and MicroPort, for claims for personal injury relating to sales of these products prior to the acquisition. We were not consulted by MicroPort in connection with its recall, and we were aware of only twelve lawsuits alleging personal injury related to cobalt chrome neck fractures (four in the United States and eight outside the United States) as of December 31, 2017. However, if the number of product liability claims alleging personal injury from fractures of cobalt chrome modular necks we sold prior to the MicroPort transaction were to become significant, this could have an adverse effect on our results from discontinued operations and financial condition.
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
We have a significant amount of indebtedness, including $395.0 million in aggregate principal with additional accrued interest under our 2.25% cash convertible senior notes due 2021 (2021 Notes) and $587.5 million in aggregate principal with additional accrued interest under WMG’s 2.00% cash convertible senior notes due 2020, which Wright Medical Group N.V. has guaranteed (2020 Notes, together with the 2021 Notes, the Notes) as of December 31, 2017. In addition, in December 2016, we entered into a credit, security and guaranty agreement (ABL Credit Agreement) with Midcap Financial Trust and the additional lenders from time to time party thereto (ABL Lenders) which provides WMG and certain of our other wholly-owned U.S. subsidiaries with a $150.0 million senior secured asset based line of credit, subject to the satisfaction of a borrowing base requirement, and which may be increased by up to $100.0 million upon our request, subject to the consent of the ABL Lenders (ABL Facility). As of December 31, 2017, $53.6 million in aggregate principal plus additional accrued interest was outstanding under the ABL Facility.
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
We likely will need additional financing to satisfy our anticipated future liquidity requirements or to make opportunistic acquisitions, which financing may not be available on favorable terms at the time it is needed and which could reduce our operational and strategic flexibility.
Although it is difficult for us to predict our future liquidity requirements, we believe that our cash and cash equivalents balance of approximately $167.7 million, together with $96.4 million in availability under our ABL Facility as of December 31, 2017, will be sufficient for the next 12 months to fund our working capital requirements and operations, permit anticipated capital expenditures in 2018 of approximately $55 million, pay retained metal-on-metal product and other liabilities of the OrthoRecon business, including without limitation amounts under the MSA and Second Settlement Agreements, net of insurance recoveries, fund contingent consideration including without limitation the up to $42 million CVR milestone payment, and meet our other anticipated contractual cash obligations in 2018. We may face liquidity challenges during the next few years in light of anticipated significant contingent liabilities and financial obligations and commitments, including among others, acquisition-related contingent consideration payments, payments related to our outstanding indebtedness, and costs and payments related to pending litigation.
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

Our biologic product line includes a single sourced supplier for our GRAFTJACKET® family of soft tissue repair and graft containment products. In addition, certain biologic products depend upon a single supplier as our source for DBM and cancellous bone matrix (CBM), and any failure to obtain DBM and CBM from this source in a timely manner will deplete levels of on-hand raw materials inventory and could interfere with our ability to process and distribute allograft products. We rely on a single not-for-profit tissue bank to meet all of our DBM and CBM order requirements, a key component in the allograft products we currently produce, market, and distribute. In addition, we rely on a single supplier of soft tissue graft for BIOTAPE® XM.
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
From time to time, we may experience inventory shortages of some of our higher demand products, which could adversely affect our net sales and operating results.
From time to time, internal or external supply constraints may create temporary shortages of certain of our higher demand products. While these shortages are likely to be temporary and are usually resolved, no assurance can be provided that such inventory shortages will not occur in the future, and if they occur, would not adversely affect our future net sales and operating results.
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
The production and marketing of our products and our ongoing research and development, pre-clinical testing, and clinical trial activities are subject to extensive regulation and review by numerous governmental authorities both in the United States and abroad. U.S. and foreign regulations govern the testing, marketing, registration and sale of medical devices, in addition to regulating manufacturing practices, reporting, labeling, relationships with healthcare professionals, and recordkeeping procedures. The regulatory process requires significant time, effort, and expense to bring our products to market, and we cannot be assured that any of our products will be approved. Our failure to comply with applicable regulatory requirements could result in governmental authorities:

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
In order to market our devices in the member countries of the European Union, we are required to comply with the European Medical Devices Directive and obtain CE mark certification. CE mark certification is the European symbol of adherence to quality assurance standards and compliance with applicable European Medical Device Directives. Under the European Medical Devices Directive, all medical devices including active implants must qualify for CE marking. Our failure to comply with the European Medical Devices Directive could result in our loss of CE mark certification which would harm our business. In 2017, the European Commission adopted the Medical Devices Regulation, which will replace the European Medical Devices Directive and will be implemented starting in 2020. The Medical Devices Regulation will impose additional and/or more stringent approval requirements on medical device manufacturers. These new rules and procedures may result in increased regulatory oversight of any future devices that we may develop and may increase the costs, time and requirements that need to be met in order to maintain or place devices in the member countries of the European Union. In addition, we anticipate having to expend significant time, costs and resources to comply with the new European Medical Devices Directive.
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
On September 29, 2010, Wright Medical Technology, Inc. entered into a 12-month Deferred Prosecution Agreement with the United States Attorney’s Office for the District of New Jersey (USAO). On September 15, 2011, WMT reached an agreement with the USAO and the OIG-HHS under which WMT voluntarily agreed to extend the term of its the Deferred Prosecution Agreement for 12 months. On October 4, 2012, the USAO issued a press release announcing that the amended Deferred Prosecution Agreement expired on September 29, 2012, that the USAO had moved to dismiss the criminal complaint against WMT because WMT had fully complied with the terms of the Deferred Prosecution Agreement, and that the court had ordered dismissal of the complaint on October 4, 2012. On September 29, 2010, WMT also entered into a five-year Corporate Integrity Agreement with the Office of the Inspector General of the United States Department of Health and Human Services. The CIA was filed as Exhibit 10.2 to legacy Wright’s Current Report on Form 8-K filed on September 30, 2010. The CIA expired on September 29, 2015 and on January 27, 2016, we received notification from the OIG-HHS that the term of the CIA has concluded. While the term of the CIA has concluded, our failure to continue to maintain compliance with U.S. healthcare laws, regulations and other requirements in the future could expose us to significant liability, including, but not limited to, exclusion from federal healthcare program participation, including Medicaid and Medicare, potential prosecution, civil and criminal fines or penalties, as well as additional litigation cost and expense, which would have a material adverse effect on our financial condition, operating results and cash flows.

Allegations of wrongdoing by the United States Department of Justice and Office of the Inspector General of the United States Department of Health and Human Services and related publicity could lead to further governmental investigations or actions by other third parties.
As a result of the allegations of wrongdoing made by the United States Attorney’s Office for the District of New Jersey and the publicity surrounding legacy Wright’s settlement with the United States Department of Justice and OIG-HHS, and amendments to the Deferred Prosecution Agreement and Corporate Integrity Agreement, other governmental agencies, including state authorities, could conduct investigations or institute proceedings that are not precluded by the terms of settlements reflected in the Deferred Prosecution Agreement and the CIA. In August 2012, legacy Wright received a subpoena from the United States Attorney’s Office for the Western District of Tennessee requesting records and documentation relating to the PROFEMUR® series of hip replacement devices for the period from January 1, 2000 to August 2, 2012. These interactions with the authorities could increase our exposure to lawsuits by potential whistleblowers, including under the U.S. Federal False Claims Act, based on new theories or allegations arising from the allegations made by the United States Attorney’s Office for the District of New Jersey. The costs of defending or resolving any such investigations or proceedings could have a material adverse effect on our financial condition, operating results and cash flows.
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
The European Union and many of its world markets rely on the CE Mark as the path to market our products. Our loss of the CE Mark would adversely affect our business and operating results.
In order to market our devices in the member countries of the European Union (EU), we are required to comply with the European Medical Devices Directive, which requires our devices to meet specific quality program criteria and technical documentation standards, before obtaining the CE Mark certification that is required to market our products in the EU. Additionally, the European Medical Device Directive requires that many of our products that bear the CE-Mark be supported by post-market clinical data. We are in the process of implementing systems and procedures to control this activity in order to comply with these requirements, including establishing contractual relationships with the healthcare provider clinical study sites in accordance with our internal compliance requirements. We intend to obtain the needed clinical data to support our marketed products, but there can be no assurance that European regulators will accept the results. Our failure to comply with the European Medical Devices Directive could result in our failure to obtain CE Mark certification for new devices or our loss of existing device CE mark certification, either of which could have a material adverse effect on us and our business.
In March 2017, the European Commission adopted the Medical Devices Regulation, which will replace the European Medical Devices Directive and will be implemented starting in 2020. The Medical Devices Regulation will impose additional and/or more stringent approval requirements on medical device manufacturers. These new rules and procedures may result in increased regulatory oversight of any future devices that we may develop and may increase the costs, time and requirements that need to be met in order to maintain or place devices in the member countries of the European Union. Additionally, we anticipate having to expend significant time, costs and resources to comply with the Medical Devices Regulation.
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
Additionally, our biologics business involves the procurement and transplantation of allograft tissue, which is subject to federal regulation under the NOTA. NOTA prohibits the sale of human organs, including bone and other human tissue, for valuable consideration within the meaning of NOTA. NOTA permits the payment of reasonable expenses associated with the transportation, processing, preservation, quality control, and storage of human tissue. We currently charge our customers for these expenses. In the future, if NOTA is amended or reinterpreted, we may not be able to charge these expenses to our customers, and, as a result, our business could be adversely affected.
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
We rely extensively on information technology systems to conduct business. These systems include, but are not limited to, ordering and managing materials from suppliers, converting materials to finished products, shipping products to customers, processing transactions, summarizing and reporting results of operations, complying with regulatory, legal or tax requirements, and providing data security and other processes necessary to manage our business. Since the Wright/Tornier merger and through the end of 2016, we have consolidated into one enterprise resource planning (ERP) system in three of our top five international markets, and we plan to continue our ERP system roll-outs in the future. We may experience difficulties in our business operations, or difficulties in operating our business under the ERP, either of which could disrupt our operations, including our ability to timely ship and track product orders, project inventory requirements, manage our supply chain, and otherwise adequately service our customers, and lead to increased costs and other difficulties. In the event we experience significant disruptions as a result of the ERP implementation or otherwise, we may not be able to fix our systems in an efficient and timely manner. Accordingly, such events may disrupt or reduce the efficiency of our entire operations and have a material adverse effect on our operating results and cash flows.
In addition, if our systems are damaged or cease to function properly due to any number of causes, ranging from catastrophic events to power outages to security breaches, and our business continuity plans do not effectively compensate timely, we may suffer interruptions in our ability to manage operations. Increased global cybersecurity vulnerabilities, threats and more sophisticated and targeted cybersecurity attacks pose a risk to the security of our systems and networks and those of our customers, suppliers and third-party service providers, and the confidentiality, availability and integrity of any underlying information and data. There can be no assurance that our protective measures will prevent or detect security breaches that could have a significant impact on our business, reputation, operating results and financial condition. The failure of these systems to operate or integrate effectively with other internal, customer, supplier or third-party service provider systems and to protect the underlying information technology system and data integrity, including from cyber-attacks, intrusions or other breaches or unauthorized access of these systems, or any failure by us to remediate any such attacks or breaches, may also result in damage to our reputation or competitiveness, delays in product fulfillment and reduced efficiency of our operations, and could require significant capital investments to remediate any such failure, problem or breach, all of which could adversely affect our business, operating results and financial condition.
Our inability to maintain effective internal controls could cause investors to lose confidence in our reported financial information.
Effective internal controls are necessary for us to provide reliable and accurate financial reports and to effectively prevent fraud. The integration of combined or acquired businesses is likely to result in our systems and controls becoming increasingly complex and more difficult to manage. We devote significant resources and time to comply with the internal control over financial reporting requirements of the Sarbanes-Oxley Act of 2002. However, we cannot be certain that these measures will ensure that we design, implement, and maintain adequate control over our financial processes and reporting in the future, especially in light of anticipated changes in accounting standards and in the context of acquisitions of other businesses.
In the fourth quarter of 2016, we identified a material weakness in our internal control over financial reporting related to information technology general controls. Although we remediated this material weakness during the third quarter of 2017 and concluded that our internal control over financial reporting is effective and have taken additional measures to improve our control environment, we cannot be certain that these measures will ensure that we continue to maintain adequate control over our financial processes and reporting in the future. If we fail to maintain the adequacy of our internal control over financial reporting or our disclosure controls and procedures, we could be subjected to regulatory scrutiny, civil or criminal penalties or shareholder litigation, the defense of any of which could cause the diversion of management’s attention and resources, we could incur significant legal and other expenses, and we could be required to pay damages to settle such actions if any such actions were not resolved in our favor. Continued or future failure to maintain adequate internal control over financial reporting could also result in financial statements that do not accurately reflect our financial condition or results of operations. There can be no assurance that we will not identify any significant deficiencies or material weaknesses that will impair our ability to report our financial condition and results of operations accurately or on a timely basis. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our ordinary shares and our access to capital.
We operate in markets outside the United States that are subject to political, economic, and social instability and expose us to additional risks.
Operations in countries outside of the United States accounted for approximately 26% of our net sales for our fiscal year ended December 31, 2017. Our operations outside of the United States are accompanied by certain financial and other risks. We intend to continue to pursue growth opportunities in sales outside the United States, especially in emerging markets, which could expose us to greater risks associated with international sales operations. Our international sales operations expose us and our representatives, agents, and distributors to risks inherent in operating in foreign jurisdictions. These risks include:

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

•	unexpected changes in foreign regulatory requirements;

•	differing local product preferences and product requirements;

•	changes in tariffs and other trade restrictions, particularly related to the exportation of our biologic products;

•	work stoppages or strikes in the healthcare industry, such as those that have affected our operations in France, Canada, South Korea, and Finland in the past;

•	difficulties in enforcing and defending intellectual property rights;

•	foreign currency exchange controls that might prevent us from repatriating cash earned in countries outside the Netherlands;

•	complex data privacy requirements and labor relations laws; and

•	exposure to different legal and political standards due to our conducting business in approximately 50 countries.
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
The costs of complying with the requirements of the new EU-wide General Data Protection Regulation and the potential liability associated with failure to do so could materially adversely affect our business and results of operations.
In May 2018, the new EU-wide General Data Protection Regulation (GDPR) will become effective, replacing the current data protection laws of each EU member state. The GDPR will implement more stringent operational requirements for personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, increased requirements pertaining to health data and pseudonymised (i.e., key-coded) data, mandatory data breach notification requirements and higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. Any failure or perceived failure by us to comply with privacy or security laws, policies, legal obligations or industry standards or any security incident that results in the unauthorized release or transfer of personally identifiable information may result in governmental enforcement actions and investigations including by European Data Protection Authorities, fines and penalties, litigation and/or adverse publicity, and could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business. Such failures could have a material adverse effect on our operating results and financial condition. If the third parties we work with violate applicable laws, contractual obligations or suffer a security breach, such violations may also put us in breach of our obligations under privacy laws and regulations and/or could in turn have a material adverse effect on our business. In addition, we anticipate having to expend significant time, costs and resources to comply with the GDPR.
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
Comprehensive healthcare reform legislation has significantly and adversely impacted our business. For example, the Affordable Care Act imposed a 2.3% excise tax on U.S. sales of medical devices. Although the medical device excise tax is currently suspended until December 31, 2019, it is possible that the suspension may be lifted or expire. The Affordable Care Act also includes numerous provisions to limit Medicare spending through reductions in various fee schedule payments and by instituting more sweeping payment reforms, such as bundled payments for episodes of care and the establishment of “accountable care organizations” under which hospitals and physicians will be able to share savings that result from cost control efforts. Many of these provisions will be implemented through the regulatory process, and policy details have not yet been finalized. In addition, efforts to repeal and replace and/or modify all or parts of the Affordable Care Act continue. Any such repeal, replacement or material modification of the Affordable Care Act could cause significant uncertainty in the U.S. healthcare market, could increase our costs, decrease our sales or inhibit our ability to sell our products. Various healthcare reform proposals have also emerged at the state level. We cannot predict with certainty the impact that these U.S. federal and state health reforms will have on us. However, an expansion in government’s role in the U.S. healthcare industry may lower reimbursements for products, reduce medical procedure volumes, and adversely affect our business and operating results, possibly materially.
There is an increasing trend for more criminal prosecutions and compliance enforcement activities for noncompliance with the HIPAA as well as for data breaches involving protected health information (PHI). In the ordinary course of our business, we may receive PHI. If we are unable to comply with HIPAA or experiences a data breach involving PHI, we could be subject to criminal and civil sanctions.

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
On October 21, 2016, we sold our Large Joints business to Corin. In connection with the transaction, we entered into a transitional services agreement pursuant to which we agreed to provide Corin certain support services and a supply agreement pursuant to which we agreed to manufacture certain of the large joints products for Corin, in each case for a transitional period of time. Our post-closing obligations under the transitional services agreement and supply agreement require us to dedicate substantial resources, personnel and manufacturing capacity that may add costs to our ongoing business, cause us to incur unanticipated costs and liabilities or result in manufacturing delays with respect to the production and delivery of our own products.
Fluctuations in foreign currency exchange rates could result in declines in our reported net sales and earnings.
Because a majority of our international sales are denominated in local currencies and not in U.S. dollars, our reported net sales and earnings are subject to fluctuations in foreign currency exchange rates. Foreign currency exchange rate fluctuations favorably impacted our net sales by $0.9 million during 2017. Operating costs related to these sales are largely denominated in the same respective currencies, thereby partially limiting our transaction risk exposure. However, cost of sales related to these sales are primarily denominated in U.S. dollars; therefore, as the U.S. dollar strengthens, the gross margin associated with our sales denominated in foreign currencies experience declines.
We have employed a derivative program using foreign currency forward contracts to mitigate the risk of currency fluctuations on our intercompany receivable and payable balances that are denominated in foreign currencies. These forward contracts are expected to offset the transactional gains and losses on the related intercompany balances. These forward contracts are not designated as hedging instruments under Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) Section 815, Derivatives and Hedging Activities. Accordingly, the changes in the fair value and the settlement of the contracts are recognized in the period incurred. Although we address currency risk management through regular operating and financing activities, and more recently through hedging activities, these actions may not prove to be fully effective, and hedging activities involve additional risks. We plan to discontinue our foreign currency forward contracts derivative program in 2018.
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
On December 22, 2017, the United States enacted the statute commonly called the “Tax Cuts and Jobs Act” (the 2017 Tax Act) which enacts a broad range of changes to the Code. The 2017 Tax Act, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of U.S. interest and U.S. net operating losses, allows for the expensing of certain U.S. capital expenditures, and puts into effect a number of changes impacting applicable operations outside of the United States including, but not limited to, the imposition of a onetime tax on accumulated post-1986 deferred foreign income that has not previously been subject to tax, and modifications to the treatment of certain intercompany transactions. Our net deferred tax assets and liabilities were revalued to the extent applicable at the newly enacted U.S. corporate rate, and the impact was recognized as a tax benefit in 2017, the year of enactment. We are continuing to evaluate the overall impact of this tax legislation on our U.S. and non-U.S. operations. There can be no assurance that changes in tax laws or regulations, both within the U.S. and the other jurisdictions in which we operate, will not materially and adversely affect our effective tax rate, tax payments, financial condition and results of operations. Similarly, changes in tax laws and regulations that impact our customers and counterparties or the economy generally may also impact our financial condition and results of operations.
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
Risks Related to the Wright/Tornier Merger
We may be unable to continue to successfully integrate our operations or realize the anticipated cost savings, net sales and other potential benefits of the Wright/Tornier merger in a timely manner or at all. As a result, the value of our ordinary shares may be adversely affected.
The ultimate future success of the merger will depend, in part, on our ability to achieve the anticipated cost savings, net sales, and other potential benefits of the merger. Achieving the anticipated potential benefits of the merger will depend in part upon whether we are able to complete the integration of our operations in an efficient and effective manner and whether we are able to effectively coordinate sales and marketing efforts to communicate our capabilities and coordinate our sales organizations to sell our combined products. While we have successfully completed a substantial number of integration activities since the merger, the remainder of our integration activities may not be completed smoothly or successfully. The necessity of coordinating geographically separated organizations, systems, and facilities and addressing possible differences in business backgrounds, corporate cultures, and management philosophies may increase the difficulties of integration. We operate numerous systems, including those involving management information, purchasing, accounting and finance, sales, billing, payroll, employee benefits, and regulatory compliance. We still have numerous systems which remain to be integrated, including those involving management information, purchasing, accounting and finance, sales, billing, payroll, employee benefits, and regulatory compliance. We may still have inconsistencies in standards, controls, procedures or policies that could affect our ability to maintain relationships with customers and employees or to achieve the anticipated benefits of the merger. We may also have difficulty in completing the integration of our commercial organizations, including in particular distribution and sales representative arrangements. The integration of certain operations requires the dedication of significant management resources, which may temporarily distract management’s attention from our day-to-day business. Employee uncertainty and lack of focus during the integration process may also disrupt our business. Any inability of our management to integrate successfully our operations or to do so within a longer time frame than expected could have a material adverse effect on our business and operating results. The integration also may result in material unanticipated problems, expenses, liabilities, competitive responses, and loss of customer relationships. Even if the operations of our businesses are integrated successfully, we may not be able to realize the full benefits of the merger, including the anticipated operating and cost synergies, sales and growth opportunities or long-term strategic benefits of the merger, within the expected timeframe or at all. In addition, we expect to continue to incur significant integration and restructuring expenses to realize synergies. However, many of the expenses that remain to be incurred are, by their nature, difficult to estimate accurately. These expenses could, particularly in the near term, exceed the savings that we expect to achieve from elimination of duplicative expenses and the realization of economies of scale and cost savings. Although we expect that the realization of efficiencies related to the integration of the businesses may offset incremental transaction, merger-related, and restructuring costs over time, we cannot give any assurance that this net benefit will be achieved in the near term, or at all. An inability to realize the full extent of, or any of, the anticipated benefits of the merger, as well as any delays encountered in the integration process, could have an adverse effect on our business and operating results, which may affect the value of our ordinary shares.
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
Our Corporate Compliance Program requires the cooperation of many individuals, involves substantial investment and diverts a significant amount of time and resources from our other business activities. Our failure to maintain an effective Corporate Compliance Program could adversely affect our business, reputation and financial results.
We are committed to a robust Corporate Compliance Program. Accordingly, we have devoted and continue to devote a significant amount of time and resources from our financial, human resources, and compliance personnel, as well as all of our employees in furtherance of this strategic objective. Since the completion of the Wright/Tornier merger, we have spent considerable resources integrating the Corporate Compliance Programs of legacy Wright and legacy Tornier and believe we have substantially completed this integration. No assurance can be provided, however, that we have successfully completed this process. Our failure to maintain an effective Corporate Compliance Program could result in significant legal and regulatory problems and could adversely affect our business, reputation and financial results.
We have a significant amount of goodwill and other intangible assets on our consolidated balance sheet as a result of the Wright/Tornier merger and our other acquisitions, which if these acquired businesses do not perform as anticipated, may be subject to future impairment, which would harm our operating results.
In connection with the accounting for the merger, we recorded a significant amount of goodwill and other intangible assets within each of our reporting units. As of December 31, 2017, we had $933.7 million in goodwill and $231.0 million in intangible assets. Under US GAAP, we must assess, at least annually and potentially more frequently, whether the value of our goodwill and other indefinite-lived intangible assets have been impaired. Amortizing intangible assets will be assessed for impairment in the event of an impairment indicator. A decrease in the long-term economic outlook and future cash flows of the legacy Tornier business, our recently acquired IMASCAP business or other businesses and technologies that we have acquired could significantly impact asset values and potentially result in the impairment of intangible assets, including goodwill. If the operating performance of the legacy Tornier business, IMASCAP business or other businesses and technologies that we have acquired significantly decreases, competing or alternative technologies emerge, or if market conditions or future cash flow estimates decline, we could be required, under current US GAAP, to record a non-cash charge to operating earnings for the amount of the impairment. Any write-off of a material portion of our unamortized intangible assets would negatively affect our results of operations.
Risks Relating to Our Ordinary Shares and Jurisdiction of Incorporation
The trading volume and prices of our ordinary shares have been and may continue to be volatile, which could result in substantial losses to our shareholders.
The trading volume and prices of our ordinary shares have been and may continue to be volatile and could fluctuate widely due to factors beyond our control. During 2017, the sale price of our ordinary shares ranged from $22.14 to $31.53. Such volatility may be the result of broad market and industry factors. In addition to market and industry factors, the price and trading volume for our ordinary shares may be highly volatile for factors specific to our own operations, including the following:

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

As a result of different shareholder voting requirements in the Netherlands relative to laws in effect in certain states in the United States, we may have less flexibility with respect to the issuance of our ordinary shares than companies organized in the United States.
Currently, our articles of association provide for an authorized share capital consisting of one class of shares, being 320,000,000 ordinary shares, each with a nominal value of €0.03. Under Dutch law, our authorized share capital can be increased by an amendment to our articles of association. Our articles of association can be amended upon a proposal of our board of directors by the general meeting of shareholders, which resolution can be adopted with a simple majority in a meeting where at least one-third of the outstanding shares are represented. New ordinary shares may be issued pursuant to a resolution of shareholders, or pursuant to such resolution of the board of directors if designated thereto by shareholders. Additionally, subject to specified exceptions, Dutch law grants statutory preemption rights to existing shareholders where shares are being issued for cash consideration. The right of our shareholders to subscribe for ordinary shares pursuant to preemptive rights may be limited or restricted by our shareholders and our shareholders may delegate such authority to the board of directors. Such designations of authority to our board of directors may remain in effect for up to five years and may be renewed for additional periods of up to five years.
Currently our board of directors is authorized to issue shares up to a maximum amount equal to the authorized but unissued share capital and to limit or exclude pre-emptive rights in respect of such issue of shares until June 18, 2020, without further shareholder approval. We intend to submit these authorizations to a vote of our shareholders at the annual general meeting that will take place in June 2018. We cannot provide any assurance that these authorizations will always be approved on a timely basis, especially since our shareholders did not approve these two authorizations the last time we submitted them to a vote of our shareholders at our annual general meeting in June 2016. The failure to renew these authorizations on a timely basis could limit our ability to issue equity and thereby adversely affect our ability to run our business and the holders of our securities.
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
Outside the United States, our primary manufacturing facilities are located in Montbonnot and Grenoble, France; and Macroom, Ireland. In the 92,000 square foot Montbonnot campus, we conduct manufacturing and manufacturing support activities, sales and marketing, research and development, quality and regulatory assurance, distribution and administrative functions. In our 73,000 square foot Macroom facility, we conduct manufacturing operations and manufacturing support, such as purchasing, engineering, and quality assurance functions. Our pyrocarbon manufacturing is performed at our 9,900 square foot facility in Grenoble, France. In addition, we maintain subsidiary sales offices and distribution warehouses in various countries, including France, Germany, Italy, the Netherlands, Denmark, Switzerland, United Kingdom, Belgium, Japan, Canada, and Australia. We have international research and development facilities in Costa Rica and Plouzané, France.
We believe that our facilities are adequate and suitable for their use.
Below is a summary of our material facilities. All of our reportable segments use the facilities described below except as otherwise indicated:

City	State/Country	Owned or Leased	Occupancy
Memphis	Tennessee, United States	Leased	Offices/R&D
Arlington	Tennessee, United States	Leased	U.S. Lower Extremities & Biologics Manufacturing/Warehouse/Distribution
Bloomington	Minnesota, United States	Leased	U.S. Upper Extremities Offices/Warehouse/Distribution
Warsaw	Indiana, United States	Leased	Offices/R&D
Franklin	Tennessee, United States	Leased	U.S. Lower Extremities & Biologics Offices/Manufacturing/Warehouse
Montbonnot	France	Leased	International Extremities & Biologics; U.S. Upper Extremities Warehouse/Distribution/Offices/R&D
Montbonnot	France	Owned 51%	International Extremities & Biologics; U.S. Upper Extremities Manufacturing/Offices
Grenoble	France	Leased	International Extremities & Biologics Manufacturing/Offices/R&D
Plouzané	France	Leased	Upper Extremities R&D
Macroom	Ireland	Leased	International Extremities & Biologics Manufacturing/Offices
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
The actions and proceedings described in this section relate primarily to WMT, an indirect subsidiary of Wright Medical Group N.V., and are not necessarily applicable to Wright Medical Group N.V. or other affiliated entities. Maintaining separate legal entities within our corporate structure is intended to ring-fence liabilities.  We believe our ring-fenced structure should preclude corporate veil-piercing efforts against entities whose assets are not associated with particular claims.
Governmental Inquiries
On August 3, 2012, we received a subpoena from the United States Attorney's Office for the Western District of Tennessee requesting records and documentation relating to our PROFEMUR® series of hip replacement devices. The subpoena covers the period from January 1, 2000 to August 2, 2012. We will continue to cooperate as required.
Patent Litigation
On September 23, 2014, Spineology filed a patent infringement lawsuit, Case No. 0:14-cv-03767, in the U.S. District Court in Minnesota, alleging that our X-REAM® bone reamer infringes U.S. Patent No. RE42,757 entitled “EXPANDABLE REAMER.” In January 2015, on the deadline for service of its complaint, Spineology dismissed its complaint without prejudice and filed a new, identical complaint. We filed an answer to the new complaint with the Court on April 27, 2015. The Court conducted a Markman hearing on March 23, 2016. Mediation was held on August 11, 2016, but no agreement could be reached. The Court issued a Markman decision on August 30, 2016, in which it found all asserted product claims invalid as indefinite under applicable patent laws and construed several additional claim terms. The parties completed fact and expert discovery with respect to the remaining asserted method claims. We filed a motion for summary judgment of non-infringement of the remaining asserted patent claims and motions to exclude testimony from Spineology’s technical and damages experts. Spineology filed a motion for summary judgment of infringement. On July 25, 2017, the Court granted our motion for summary judgment of non-infringement; denied Spineology’s motion for summary judgment of infringement; and denied all remaining motions as moot. The Court also entered judgment in our favor and against Spineology on all issues. Spineology has appealed the judgment to the U.S. Court of Appeals for the Federal Circuit and we are awaiting oral argument.
On September 13, 2016, we filed a civil action, Case No. 2:16-cv-02737-JPM, against Spineology in the U.S. District Court for the Western District of Tennessee alleging breach of contract, breach of implied warranty against infringement, and seeking a judicial declaration of indemnification from Spineology for patent infringement claims brought against us stemming from our sale and/or use of certain expandable reamers purchased from Spineology. Spineology filed a motion to dismiss on October 17, 2016, but withdrew the motion on November 28, 2016. On December 7, 2016, Spineology filed an answer to our complaint and counterclaims, including counterclaims relating to a 2004 non-disclosure agreement between Spineology and WMT. On December 28, 2016, we filed a motion to dismiss the counterclaims relating to that 2004 agreement. On January 4, 2017, Spineology filed a motion for summary judgment on certain claims set forth in our complaint. We opposed that motion. On January 27, 2017, we filed a motion for summary judgment on certain issues pertaining to our indemnification claims. Spineology opposed that motion. On July 7, 2017, the Court extended the deadlines for completing discovery until after it ruled on those pending motions. On August 29, 2017, the Court ruled on the motions to dismiss and for summary judgment. In view of that decision, on September 22, 2017, the parties stipulated, and the Court entered, a judgment that effectively ended the case in a draw. We have appealed the judgment as to our claims against Spineology to the U.S. Court of Appeals for the Sixth Circuit. Spineology did not appeal the District Court’s dismissal of its contract counterclaim.
In August 2016, we received a letter from KFx Medical Corporation (KFx) alleging that a legacy Tornier product (the Piton Suture Anchor) infringes one of KFx’s patents when used in knotless double row tissue fixation techniques. On April 6, 2017, we filed a declaratory judgment action in the United States District Court for the District of Delaware, Case No. 1:17-cv-00384, seeking declaratory judgment of non-infringement and invalidity of United States Patent Nos. 7,585,311; 8,100,942; and 8,109,969. On April 20, 2017, KFx filed an answer and counterclaim alleging we indirectly infringe, and induce infringement of, these patents. In February 2018, the parties reached a settlement in principle intended to fully resolve the matter and end the litigation. Under the settlement in principle, we will pay KFx a one-time lump sum license fee in an immaterial amount in exchange for a fully paid global license to the relevant KFx patents. The settlement is presently being documented.

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
The first state court metal-on-metal hip trial not part of the MDL or JCCP, Donald Deline v. Wright Medical Technology, Inc., et al, commenced on October 24, 2016 in the Circuit Court of St. Louis County, Missouri. On November 3, 2016, the jury returned a verdict in our favor. The plaintiff has appealed and the appellate court heard oral argument on November 8, 2017. On February 20, 2018, the Missouri Court of Appeals, Eastern District, denied the plaintiff’s appeal and upheld the verdict of the trial court.
As of December 31, 2017, there were approximately 800 lawsuits pending in the MDL and JCCP, and an additional 50 cases pending in various U.S. state courts. As of that date, we have also entered into approximately 700 so called “tolling agreements” with potential claimants who have not yet filed suit. The number of lawsuits pending in the MDL and JCCP and tolling agreements disclosed above includes the claims that have been resolved pursuant to the Master Settlement Agreement and Second Settlement Agreements discussed below. Based on presently available information, we believe approximately 300 of these matters allege claims involving bilateral implants. As of December 31, 2017, there were also approximately 50 non-U.S. lawsuits pending. We believe we have data that supports the efficacy and safety of our metal-on-metal hip products. While continuing to dispute liability, the parties continue to mediate unresolved claims.
On November 1, 2016, WMT entered into the MSA with Court-appointed attorneys representing plaintiffs in the MDL and JCCP. Under the terms of the MSA, the parties agreed to settle 1,292 specifically identified CONSERVE®, DYNASTY® and LINEAGE® claims that meet the eligibility requirements of the MSA and are either pending in the MDL or JCCP, or subject to court-approved tolling agreements in the MDL or JCCP, for a settlement amount of $240 million. Due to apparent demand from additional claimants excluded from settlement because of the 1,292 claims ceiling, but otherwise eligible for participation, on May 15, 2017,

WMT agreed to settle an additional 53 such claims, on terms substantially identical to the MSA settlement terms, for a maximum additional settlement amount of $9.4 million.
On October 3, 2017, WMT entered into the Second Settlement Agreements with the Court-appointed attorneys representing plaintiffs in the MDL and JCCP. Under the terms of the Second Settlement Agreements, the parties agreed to settle 629 specifically identified CONSERVE®, DYNASTY® and LINEAGE® claims that meet the eligibility requirements of the Second Settlement Agreements and are either pending in the MDL or JCCP, or subject to court-approved tolling agreements in the MDL or JCCP, for a maximum settlement amount of $89.75 million. The comprehensive settlement amount was contingent on WMT’s recovery of new insurance proceeds totaling at least $35 million from applicable insurance carriers by December 31, 2017. On December 29, 2017, WMT entered into a First Amendment to the Third Settlement Agreement pursuant to which the deadline for the recovery of new insurance proceeds totaling at least $35 million from applicable insurance carriers was extended through February 28, 2018 and, on February 23, 2018, WMT entered into a Second Amendment to the Third Settlement Agreement pursuant to which the deadline was extended through March 30, 2018.
We have received claims for personal injury against us associated with fractures of our PROFEMUR® long titanium modular neck product (Titanium Modular Neck Claims). As of December 31, 2017, there were approximately 30 pending U.S. lawsuits and approximately 60 pending non-U.S. lawsuits alleging such claims. These lawsuits generally seek monetary damages.
We are aware that MicroPort has recalled certain sizes of its cobalt chrome modular neck products as a result of alleged fractures. As of December 31, 2017, there were four pending U.S. lawsuits and eight pending non-U.S. lawsuits against us alleging personal injury resulting from the fracture of a cobalt chrome modular neck. These lawsuits generally seek monetary damages. On October 27, 2017, our primary insurance carrier agreed to defend us in connection with these lawsuits under a reservation of rights.
In June 2015, a jury returned a $4.4 million verdict against us in a case involving a fractured hip implant stem sold prior to the MicroPort closing. This was a one-of-a-kind case unrelated to the modular neck fracture cases we have previously reported. There are no other cases pending related to this component, nor are we aware of other instances where this component has fractured. The case, Alan Warner et al. vs. Wright Medical Technology, Inc. et al., case no. BC 475958, which was filed on December 27, 2011, was tried in the Superior Court of the State of California for the County of Los Angeles, Central District. In September 2015, the trial judge reduced the jury verdict to $1.025 million and indicated that if the plaintiff did not accept the reduced award he would schedule a new trial solely on the issue of damages. The plaintiff elected not to accept the reduced damage award, and both parties have appealed. The Court has not set a date for a new trial on the issue of damages and we do not expect it will do so until the appeals are adjudicated. On November 14, 2017, our primary insurance carrier agreed to defend and indemnify us in connection with this lawsuit under a reservation of rights. On January 9, 2018, the California appellate court heard oral argument on the parties’ cross-appeals.
Insurance Litigation
On June 10, 2014, St. Paul Surplus Lines Insurance Company (Travelers), which was an excess carrier in our coverage towers across multiple policy years, filed a declaratory judgment action in the Chancery Court of Shelby County, Tennessee naming us and certain of our other insurance carriers as defendants and asking the Court to rule on the rights and responsibilities of the parties with regard to the CONSERVE® Claims. This case is known as St. Paul Surplus Lines Insurance Company v. Wright Medical Group, Inc., et al. Among other things, Travelers appeared to dispute our contention that the CONSERVE® Claims arise out of more than a single occurrence thereby triggering multiple policy periods of coverage.  Travelers further sought a determination as to the applicable policy period triggered by the alleged single occurrence.  On June 17, 2014, we filed a separate lawsuit in the Superior Court of the State of California, County of San Francisco for declaratory judgment against certain carriers and breach of contract against the primary carrier, and moved to dismiss or stay the Tennessee action on a number of grounds, including that California is the most appropriate jurisdiction. This case is known as Wright Medical Group, Inc. et al. v. Federal Insurance Company, et al. On September 9, 2014, the California Court granted Travelers' motion to stay our California action. On April 29, 2016, we filed a dispositive motion seeking partial judgment in our favor in the Tennessee action, which motion is pending and has been referred to a Special Master to consider the parties’ arguments. On June 10, 2016, Travelers withdrew its motion for summary judgment in the Tennessee action. One of the other insurance companies in the Tennessee action has stated that it will re-file a similar motion in the future.
In March 2017, Lexington Insurance Company (Lexington), which had been dismissed from the Tennessee action, requested arbitration under five Lexington insurance policies in connection with the CONSERVE® Claims. We subsequently engaged in discussions and correspondence with Lexington about the scope of the requested arbitration(s). On or about October 27, 2017, Lexington filed an Application for Order to Compel Arbitration in the Commonwealth of Massachusetts, Suffolk County Superior Court, naming WMT, Wright Medical Group, Inc., and Wright Medical Group N.V. We opposed the Application, which remains pending.
On October 28, 2016, WMT and WMG entered into a Settlement Agreement, Indemnity and Hold Harmless Agreement and Policy Buyback Agreement (Insurance Settlement Agreement) with a subgroup of three insurance carriers, namely Columbia, Travelers and AXIS Surplus Lines Insurance Company (collectively, the Three Settling Insurers), pursuant to which the Three Settling

Insurers paid WMT an aggregate of $60 million (in addition to $10 million previously paid by Columbia) in a lump sum. This amount is in full satisfaction of all potential liability of the Three Settling Insurers relating to metal-on-metal hip and similar metal ion release claims, including but not limited to all claims in the MDL and the JCCP, and all claims asserted by WMT against the Three Settling Insurers in the Tennessee action described above. The amount due under the Insurance Settlement Agreement was paid in the fourth quarter of 2016 and the Three Settling Insurers have been dismissed from the Tennessee action.
On December 13, 2016, we filed a motion in the Tennessee action described above to include allegations of bad faith against the primary insurance carrier. The motion was subsequently amended on February 8, 2017 to add similar bad faith claims against the remaining excess carriers. On April 13, 2017, the Court denied our motion, without prejudice to our right to re-assert the motion at a later time. On August 29, 2017, we refiled the motion to add a bad faith claim against the primary and excess insurance carriers. The Court granted our motion on October 19, 2017 and, on October 23, 2017, we filed amended cross-claims alleging bad faith against all of the insurance carriers. On November 9, 2017, our primary insurance carrier brought a motion to dismiss and strike our bad faith claim. The remaining excess carriers either joined the primary insurer’s motion or brought their own separate motions. On December 22, 2017 and December 29, 2017, we opposed the insurers’ motions to dismiss and strike our claim for bad faith. The motions remain pending. Two of the remaining insurers in the Tennessee action take the position that certain prior payments made by them totaling $10 million were purportedly made under reservations of rights and they claim the right to seek recoupment of those prior payments.
On February 22, 2018, we and certain of our subsidiaries entered into a Settlement and Release Agreement (Second Insurance Settlement Agreement) with Federal Insurance Company (a subsidiary of Chubb Insurance) (Federal), pursuant to which Federal agreed to pay us an aggregate of $15 million (in addition to $5 million previously paid by Federal) in a lump sum on or before the 10th business day after execution of the Second Insurance Settlement Agreement. This amount will be in full satisfaction of all potential liability of Federal relating to designated metal-on-metal hip claims, including but not limited to all claims asserted by our subsidiary WMT against Federal in the previously disclosed insurance coverage litigation. On February 9, 2018, the Tennessee action was stayed for 60 days to allow Wright and Federal to finalize and document their settlement and for the remaining parties to negotiate potential settlement of all remaining claims.
On September 29, 2015, Markel International Insurance Company Ltd., as successor to Max Insurance Europe Ltd. (Max Insurance), which is the third insurance carrier in our coverage towers across multiple policy years, asserted that the terms and conditions identified in its reservation of rights will preclude coverage for the Titanium Modular Neck Claims. We strongly dispute the carrier's position, and in accordance with the dispute resolution provisions of the policy, on January 18, 2016, we filed a Notice of Arbitration against Max Insurance in London, England pursuant to the provisions of the Arbitration Act of 1996.  We are seeking reimbursement, up to the policy limits of $25 million, of costs incurred in the defense and settlement of the Titanium Modular Neck Claims. The parties have conducted two rounds of arbitration with the most recent round concluding on February 15, 2018. The parties await the decision of the arbitration tribunal.
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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our ordinary shares are traded on the Nasdaq Global Select Market under the symbol “WMGI.” Prior to the completion of the Wright/Tornier merger on October 1, 2015, legacy Tornier ordinary shares traded under the symbol “TRNX” while legacy Wright ordinary shares traded under the symbol “WMGI.” Due to the “reverse acquisition” nature of the Wright/Tornier merger, historical information below reflects the high and low sales prices of legacy Tornier.
The following table sets forth, for the periods indicated, the high and low per share sales prices for our ordinary shares as reported by the Nasdaq Global Select Market.

	High	Low
Fiscal Year 2017
First Quarter	$31.31	$22.14
Second Quarter	$31.53	$25.49
Third Quarter	$29.89	$24.30
Fourth Quarter	$27.62	$22.18
Fiscal Year 2016
First Quarter	$24.43	$15.02
Second Quarter	$20.75	$15.52
Third Quarter	$25.50	$15.85
Fourth Quarter	$25.15	$20.50
Holders
As of February 23, 2018, there were 347 holders of record of our ordinary shares.
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
Purchases of Equity Securities by the Company
We did not purchase any ordinary shares or other equity securities of our company during the fourth fiscal quarter ended December 31, 2017.
Recent Sales of Unregistered Securities
We did not issue any ordinary shares or other equity securities of our company that were not registered under the Securities Act of 1933, as amended, during the fourth fiscal quarter ended December 31, 2017, other than the issuance of 661,753 ordinary shares in connection with our acquisition of IMASCAP as described in Note 3 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

Comparison of Total Shareholder Returns
The graph below compares the cumulative total shareholder returns for legacy Tornier ordinary shares from the period from December 31, 2012 to October 1, 2015, the date of the Wright/Tornier merger, and our combined company ordinary shares from October 1, 2015 to December 31, 2017 (our fiscal year-end). The graph also reflects cumulative total shareholder returns from an index composed of U.S. companies whose stock is listed on the Nasdaq Global Select Market (Nasdaq U.S. Composite Index) and an index consisting of Nasdaq-listed companies in the surgical, medical and dental instruments and supplies industry (Nasdaq Medical Equipment Subsector), as well as an index of companies with the SIC Code 384 - Surgical, Medical, and Dental Instruments Supplies (Surgical, Medical, and Dental Instruments Index). Total returns for the indices are weighted based on the market capitalization of the companies included therein. In addition, due to the “reverse acquisition” nature of the Wright/Tornier merger and the fact that the historical financial statements of legacy Wright have replaced the historical financial statements of legacy Tornier, the graph below also includes the cumulative total shareholder returns for WMG common stock from December 31, 2012 to October 1, 2015, the date of the Wright/Tornier merger.
The graph assumes that $100.00 was invested on December 31, 2012, in legacy Tornier/Wright Medical Group N.V. ordinary shares, legacy Wright common stock, the Nasdaq U.S. Composite Index, the Nasdaq Medical Equipment Subsector, and the Surgical, Medical, and Dental Instruments Supplies Index, and that all dividends were reinvested. Total returns for the Nasdaq indices are weighted based on the market capitalization of the companies included therein.
Historical price performance of our ordinary shares is not indicative of future share price performance. We do not make or endorse any prediction as to future share price performance.

	2012	2013	2014	2015	2016	2017
Legacy Tornier / Wright Medical Group N.V.	$100.00	$112.28	$156.29	$144.63	$143.09	$136.28
Legacy Wright	100.00	148.74	131.21	103.80	—	—
Nasdaq Stock Market (US Companies)	100.00	141.46	166.31	177.88	196.62	207.11
Nasdaq Medical Equipment Index	100.00	118.85	139.53	163.77	180.90	257.33
SIC Code 384 - Surgical, Medical, and Dental Instruments and Supplies	100.00	134.79	166.25	177.22	194.79	250.79
Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2018

Item 6. Selected Financial Data.
The following tables set forth certain of our selected consolidated financial data as of the dates and for the years indicated. Due to the “reverse acquisition” nature of the Wright/Tornier merger, the historical financial statements of legacy Wright replaced the historical financial statements of legacy Tornier. Historical results are not necessarily indicative of the results to be expected for any future period. These tables are presented in thousands, except per share data.

	Fiscal year ended
	December 31, 2017	December 25, 2016	December 27, 2015 [1]	December 31, 2014	December 31, 2013
Consolidated Statement of Operations:
Net sales	$744,989	$690,362	$405,326	$298,027	$242,330
Cost of sales [2]	160,947	192,407	113,622	73,223	59,721
Gross profit	584,042	497,955	291,704	224,804	182,609
Operating expenses:
Selling, general and administrative [2]	525,222	541,558	424,377	289,620	230,785
Research and development [2]	50,115	50,514	39,339	24,963	20,305
Amortization of intangible assets	28,396	28,841	16,754	10,027	7,476
BioMimetic impairment charges	—	—	—	—	206,249
Total operating expenses	603,733	620,913	480,470	324,610	464,815
Operating loss [3]	(19,691)	(122,958)	(188,766)	(99,806)	(282,206)
Interest expense, net [4]	74,644	58,530	41,358	17,398	16,040
Other expense (income), net [5]	5,570	(3,148)	10,884	129,626	(67,843)
Loss before income taxes	(99,905)	(178,340)	(241,008)	(246,830)	(230,403)
(Benefit) provision for income taxes [6]	(34,968)	(13,406)	(3,652)	(6,334)	49,765
Net loss from continuing operations	(64,937)	(164,934)	(237,356)	(240,496)	(280,168)
(Loss) income from discontinued operations, net of tax [2]	(137,661)	(267,439)	(61,345)	(19,187)	6,223
Net loss	$(202,598)	$(432,373)	$(298,701)	$(259,683)	$(273,945)
Net loss from continuing operations per share — basic and diluted:	$(0.62)	$(1.60)	$(3.66)	$(4.69)	$(5.82)
Weighted-average number of ordinary shares outstanding — basic and diluted	104,531	102,968	64,808	51,293	48,103

	December 31, 2017	December 25, 2016	December 27, 2015	December 31, 2014	December 31, 2013
Consolidated Balance Sheet Data:
Cash and cash equivalents	$167,740	$262,265	$139,804	$227,326	$168,534
Restricted cash	—	150,000	—	—	—
Marketable securities	—	—	—	2,575	14,548
Working capital	151,599	285,107	352,946	249,958	375,901
Total assets	2,128,724	2,290,586	2,073,494	885,068	990,090
Long-term liabilities	1,124,733	1,129,204	811,530	419,204	411,711
Shareholders’ equity	588,696	686,864	1,055,026	278,803	459,714

	Fiscal year ended
	December 31, 2017	December 25, 2016	December 27, 2015	December 31, 2014	December 31, 2013
Other Data:
Cash flow (used in) provided by operating activities	$(184,810)	$37,824	$(195,870)	$(116,002)	$(36,601)
Cash flow (used in) provided by investing activities	(109,421)	(34,241)	(15,970)	145,630	(121,317)
Cash flow provided by financing activities	46,816	270,417	126,862	33,051	6,257
Depreciation [1]	56,832	55,830	28,390	18,582	26,296
Share-based compensation expense	19,393	14,416	24,964	11,487	15,368
Capital expenditures	63,474	50,099	43,666	48,603	37,530
______________________________________

[1]	The 2015 results were restated for the divestiture of our Large Joints business. (See Note 4).

[2]	These line items include the following amounts of non-cash, share-based compensation expense for the periods indicated:

	Fiscal year ended
	December 31, 2017	December 25, 2016	December 27, 2015	December 31, 2014	December 31, 2013
Cost of sales	$565	$414	$287	$254	$503
Selling, general and administrative	17,705	13,216	22,777	10,149	10,675
Research and development	1,123	786	1,900	1,084	780
Discontinued operations	—	—	—	—	3,410

[3]
During the fiscal year ended December 31, 2017, we recognized: (a) $12.4 million of transaction and transition costs related to the Wright/Tornier merger and (b) a benefit of $9.0 million from incentive and indirect tax projects. During the fiscal year ended December 25, 2016, we recognized: (a) $37.7 million of inventory step-up amortization; (b) $36.4 million of transaction and transition costs related to the Wright/Tornier merger; (c) $1.8 million of costs related to a legal settlement; (d) $1.3 million of costs associated with executive management changes; and (e) $0.2 million of costs associated with debt refinancing. During the fiscal year ended December 27, 2015, we recognized: (a) $82.2 million of due diligence, transaction, and transition costs related to the Wright/Tornier merger; (b) $14.2 million of share-based compensation acceleration; and (c) $10.3 million of inventory step-up amortization. During the fiscal year ended December 31, 2014, we recognized: (a) $14.1 million of due diligence, transaction, and transition costs related to the Biotech, Solana, and OrthoPro acquisitions; (b) $11.9 million of charges related to the Wright/Tornier merger; (c) $5.9 million of transition costs related to the OrthoRecon divestiture; (d) $2.1 million of costs associated with distributor conversions and non-competes; (e) $1.2 million of costs associated with management changes; and (f) $0.9 million of costs associated with a patent dispute settlement. During the fiscal year ended December 31, 2013, we recognized: (a) $206.2 million of BioMimetic impairment charges; (b) $21.6 million in transaction costs for the OrthoRecon divestiture; (c) $12.9 million of due diligence and transaction costs related to the BioMimetic and Biotech acquisitions; and (d) $3.7 million of costs associated with distributor conversions and non-competes.

[4]
During the fiscal year ended December 31, 2017, we recognized: (a) $45.5 million of non-cash interest expense related to the amortization of the debt discount on our 2017, 2020 and 2021 convertible notes and (b) $0.2 million of interest income from incentive and indirect tax projects. During the fiscal year ended December 25, 2016, we recognized: (a) $36.6 million of non-cash interest expense related to the amortization of the debt discount on our 2017, 2020 and 2021 convertible notes and (b) a $0.8 million of interest income related to the settlement of an IRS audit.

[5]
During the fiscal year ended December 31, 2017, we recognized: (a) a $5.3 million loss from mark-to-market adjustments on the CVRs issued in connection with the BioMimetic acquisition; (b) $4.8 million gain for the mark-to-market adjustment of our derivative instruments; (c) a benefit of $0.6 million from incentive and indirect tax projects; and (d) $0.1 million of charges due to the fair value adjustment to contingent consideration. During the fiscal year ended December 25, 2016, we recognized: (a) $28.3 million gain for the mark-to-market adjustment of our derivative instruments; (b) a $12.3 million non-cash loss on extinguishment of debt to write-off unamortized debt discount and deferred financing fees associated with the partial settlement of 2017 and 2020 convertible notes; (c) a $8.7 million loss from mark-to-market adjustments on the Contingent Value Rights (CVRs) issued in connection with the BioMimetic acquisition; and (d) $0.5 million of charges due to the fair value adjustment to contingent consideration. During the fiscal year ended December 27, 2015, we recognized: (a) $9.8 million gain for the mark-to-market adjustment of our derivative instruments and (b) a $7.6 million gain from mark-to-market adjustments on the CVRs issued in connection with the BioMimetic acquisition. During the fiscal year ended December 31, 2014, we recognized: (a) approximately $125 million from mark-to-market adjustments on the CVRs issued in connection with the BioMimetic acquisition; (b) $2.0 million of charges for the mark-to-market adjustment of our derivative instruments; and (c) $1.8 million of charges due to the fair value adjustment to contingent consideration associated with our acquisition of WG Healthcare.

During the fiscal year ended December 31, 2013, we recognized a $7.8 million gain related to the previously held investment in BioMimetic.

[6]
During the fiscal year ended December 31, 2017, we recognized: (a) a $25.0 million tax benefit related to the realizability of net operating losses and (b) tax law reform changes in the U.S. and France resulting in an $8.3 million tax benefit. During the fiscal year ended December 25, 2016, we recognized a $2.3 million income tax benefit related to the settlement of an IRS audit. During the fiscal year ended December 31, 2013, we recognized a $119.6 million tax valuation allowance recorded against deferred tax assets in our U.S. jurisdiction due to recent operating losses.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following management's discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition, as well as our critical accounting estimates.
On October 1, 2015, we became Wright Medical Group N.V. following the merger of Wright Medical Group, Inc. with Tornier N.V. Because of the structure of the merger and the governance of the combined company immediately post-merger, the merger was accounted for as a “reverse acquisition” under US GAAP, and as such, legacy Wright was considered the acquiring entity for accounting purposes. Therefore, legacy Wright’s historical results of operations replaced legacy Tornier’s historical results of operations for all periods prior to the merger. More specifically, the accompanying consolidated financial statements for periods prior to the merger are those of legacy Wright and its subsidiaries, and for periods subsequent to the merger also include legacy Tornier and its subsidiaries.
On October 21, 2016, pursuant to a binding offer letter dated as of July 8, 2016, we, Corin, and certain other entities related to us entered into a business sale agreement and simultaneously completed and closed the sale of our Large Joints business. The financial results of our Large Joints business, including costs associated with corporate employees and infrastructure transferred as a part of the sale and services we are providing Corin under a transitional services agreement and supply agreement, are reflected within discontinued operations for all periods presented, unless otherwise noted. Further, all assets and associated liabilities transferred to Corin were classified as assets and liabilities held for sale in our consolidated balance sheet as of December 27, 2015.
On January 9, 2014, legacy Wright completed the sale of its OrthoRecon business to MicroPort. The financial results of the OrthoRecon business are reflected within discontinued operations for all periods presented, unless otherwise noted.
All current and historical operating results for the Large Joints and OrthoRecon businesses are reflected within discontinued operations in the consolidated financial statements.
Other than the discontinued operations discussed in Note 4 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data”, unless otherwise stated, all discussion of assets and liabilities in the notes to the consolidated financial statements and in this section reflects the assets and liabilities held and used in our continuing operations, and all discussion of revenues and expenses reflects those associated with our continuing operations.
References in this section to “we,” “our” and “us” refer to Wright Medical Group N.V. and its subsidiaries after the Wright/Tornier merger and Wright Medical Group, Inc. and its subsidiaries before the merger. Our fiscal year-end is generally determined on a 52-week basis and runs from the Monday nearest to the 31st of December of a year, and ends on the Sunday nearest to the 31st of December of the following year. Every few years, it is necessary to add an extra week to the year making it a 53-week period. The fiscal year ended December 31, 2017 was a 53-week period. References in this report to a particular year generally refer to the applicable fiscal year. Accordingly, references to “2017” or “the year ended December 31, 2017” mean the fiscal year ended December 31, 2017.
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
Our global corporate headquarters are located in Amsterdam, the Netherlands. We also have significant operations located in Memphis, Tennessee (U.S. headquarters, research and development, sales and marketing administration, and administrative activities); Bloomington, Minnesota (upper extremities sales and marketing and warehousing operations); Arlington, Tennessee (manufacturing and warehousing operations); Franklin, Tennessee (manufacturing and warehousing operations); Montbonnot, France (manufacturing and warehousing operations); Plouzané, France (research and development); and Macroom, Ireland (manufacturing). In addition, we have local sales and distribution offices in Canada, Australia, Asia, Latin America, and throughout Europe.
We offer a broad product portfolio of approximately 150 extremities products and over 20 biologics products that are designed to provide solutions to our surgeon customers, with the goal of improving clinical outcomes and the “quality of life” for their patients. Our product portfolio consists of the following product categories:

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
Our sales and distribution system in the United States currently consists of 82 geographic sales territories that are staffed by over 500 direct sales representatives and 27 independent sales agencies or distributors. These sales representatives and independent sales agencies and distributors are generally aligned to selling either our upper extremities products or lower extremities products, but, in some cases, certain agencies or direct sales representatives sell products from both our upper and lower extremities product portfolios in their territories. Internationally, we utilize several distribution approaches that are tailored to the needs and requirements of each individual market. Our international sales and distribution system currently consists of 15 direct sales offices and approximately 90 distributors that sell our products in approximately 50 countries, with principal markets outside the United States in Europe, Asia, Canada, Australia, and Latin America. Our U.S. sales accounted for 74.4% of total net sales in 2017.
Principal Products. We have focused our efforts into growing our position in the high-growth extremities and biologics markets. We believe a more active and aging patient population with higher expectations regarding “quality of life,” an increasing global awareness of extremities and biologics solutions, improved clinical outcomes as a result of the use of such products, and technological advances resulting in specific designs for such products that simplify procedures and address unmet needs for early interventions, and the growing need for revisions and revision-related solutions will drive the market for extremities and biologics products.
The extremities market is one of the fastest growing market segments within orthopaedics, with annual growth rates of 7-10%. We believe major trends in the extremities market include procedure-specific and anatomy-specific devices, locking plates, and an increase in total ankle replacement or arthroplasty procedures. Upper extremities reconstruction involves implanting devices to replace, reconstruct, or fixate injured or diseased joints and bones in the shoulder, elbow, wrist, and hand. It is estimated that approximately 60% of the upper extremities market is in total shoulder replacement or arthroplasty implants. We believe major trends in the upper extremities market include next-generation joint arthroplasty systems, bone preserving solutions, virtual planning systems, and revision of failed previous shoulder replacements in older patients. Lower extremities reconstruction involves implanting devices to replace, reconstruct, or fixate injured or diseased joints and bones in the foot and ankle. A large segment of the lower extremities market is comprised of plating and screw systems for reconstructing and fusing joints or repairing bones after traumatic injury. We believe major trends in the lower extremities market include the use of external fixation devices in diabetic patients, total ankle arthroplasty, advanced tissue fixation devices, virtual planning systems, and biologics. New technologies have been introduced into the lower extremities market in recent years, including next-generation total ankle replacement systems.
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
Our principal lower extremities products include the INBONE® and INFINITY® Total Ankle Replacement Systems, both of which can be used with our PROPHECY® Preoperative Navigation Guides, which combine computer imaging with a patient’s CT scan, and are designed to provide alignment accuracy while reducing surgical steps. Our lower extremities products also include the CLAW® II Polyaxial Compression Plating System, the ORTHOLOC® 3Di Reconstruction Plating System, the PhaLinx® System used for hammertoe indications, PRO-TOE® VO Hammertoe System, the DARCO® family of locked plating systems, the VALOR® ankle fusion nail system, and the Swanson line of toe joint replacement products. Physician testing of our most recent total ankle replacement product, the INVISIONTM Total Ankle Revision System, began in 2016 and reached full commercial launch in the third quarter of 2017. The MICA™ Minimally-Invasive Foot and Ankle system was launched to limited users in the third quarter of 2017. Full commercial launch of MICA™ is planned for the second half of 2018. We also launched and plan to continue to launch during 2018 a number of line extensions to the SALVATION™ limb salvage portfolio. We expect demand for these new products during 2018.
Our biologic products use both biological tissue-based and synthetic materials to allow the body to regenerate damaged or diseased bone and to repair damaged or diseased soft tissue. The newest addition to our biologics product portfolio is AUGMENT® Bone Graft, which is based on recombinant human platelet-derived growth factor (rhPDGF-BB), a synthetic copy of one of the body’s principal healing agents.  FDA approval of AUGMENT® Bone Graft in the United States for ankle and/or hindfoot fusion indications occurred during the third quarter of 2015.  Prior to FDA approval, this product was available for sale in Canada for foot and ankle fusion indications and in Australia and New Zealand for hindfoot and ankle fusion indications.  The AUGMENT® Bone Graft product line was acquired from BioMimetic in March 2013. We are currently pursuing FDA approval of AUGMENT® Injectable Bone Graft with a PMA Panel Track Supplement as described within the In-process research and development section below. Our other principal biologics products include the GRAFTJACKET® line of soft tissue repair and containment membranes, the ALLOMATRIX® line of injectable tissue-based bone graft substitutes, the PRO-DENSE® Injectable Graft, the OSTEOSET® synthetic bone graft substitute, and the PRO-STIM® Injectable Inductive Graft.
Significant Business Developments. On December 14, 2017, we completed the acquisition of IMASCAP, a leader in the development of software-based solutions for preoperative planning of shoulder replacement surgery. The intent of this transaction is to ensure exclusive access to breakthrough software enabling technology and patents to further differentiate our product portfolio and to further accelerate growth opportunities in our global extremities business. Under the terms of the agreement with IMASCAP, we acquired 100% of IMASCAP’s outstanding equity on a fully diluted basis for an initial payment of €52.9 million, or approximately $62.3 million, consisting of approximately €39.7 million, or approximately $46.7 million, in cash and approximately €13.2 million, or approximately $15.6 million, representing 661,753 Wright ordinary shares, payable at closing. Additionally the purchase price includes an estimated €15.1 million, or approximately $17.8 million, of contingent consideration related to the achievement of certain technical milestones and sales earnouts. The technical milestones involve the development and approval of a patient specific implant system and new software modules. The sales earnouts relate to patient specific guides and the future patient specific implant system.
On October 3, 2017, WMT and the Court-appointed attorneys representing plaintiffs in the metal-on-metal hip replacement product liability litigation pending before the MDL and the JCCP agreed on a comprehensive settlement intended to resolve substantially all remaining metal-on-metal hip claims pending or tolled in the MDL and JCCP that were not settled in the previously disclosed MSA dated November 1, 2016. The comprehensive settlement is evidenced by the Second Settlement Agreements. The comprehensive settlement was contingent on availability of new insurance proceeds totaling at least $35 million from applicable insurance carriers by December 31, 2017. On December 29, 2017, WMT entered into a First Amendment to the Third Settlement Agreement pursuant to which the deadline for the recovery of new insurance proceeds totaling at least $35 million from applicable insurance carriers was extended through February 28, 2018 and, on February 23, 2018, WMT entered into a Second Amendment to the Third Settlement Agreement pursuant to which the deadline was extended through March 30, 2018. To date, certain of the insurance carriers have contributed or agreed to contribute $20 million of funds applicable against the contingency.
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
During the fourth quarter of 2017, we finalized our key initiative to improve case planning with our surgeons in order reduce the amount of inventory delivered for surgery in the fourth quarter of 2017. This initiative has enabled us to be more efficient while providing superior service to our surgeons.
During the first half of 2017, we selectively expanded our U.S. sales force by adding additional direct quota-carrying representatives, primarily weighted towards the lower extremities business. Of these new direct quota-carrying representatives, most of them were current associate sales representatives that moved up to be quota-carrying representatives. Full year growth in the core U.S. lower extremities and core biologics portfolio was significantly lower than our more technologically advanced products due to slower than anticipated benefit from the sales representative additions that we made earlier in the year.
Financial Highlights. Net sales increased 7.9% totaling $745.0 million in 2017, compared to $690.4 million in 2016, driven primarily by 9.3% growth in our U.S. net sales.
Our U.S. net sales increased by $47.0 million, or 9.3%, in 2017 as compared to 2016, driven primarily by sales of our AEQUALIS® PERFORMTM REVERSED Glenoid System that was launched in 2017, as well as continued success of our SIMPLICITI® shoulder system, our AUGMENT® Bone Graft product, and our INFINITY® total ankle replacement system.
Our international net sales increased $7.7 million, or 4.2%, in 2017 as compared to 2016, driven primarily by a 7.6% increase in sales in our direct markets in Europe and Canada and a $0.9 million favorable impact from foreign currency exchange rates. This growth was partially offset by a volume decrease in sales to stocking distributors, primarily due to stocking orders in 2016.
In 2017, our net loss from continuing operations totaled $64.9 million, compared to a net loss from continuing operations of $164.9 million in 2016. This decrease in net loss from continuing operations was primarily driven by the following:

•	improved profitability due to increase in sales and reduced costs due to manufacturing efficiencies and leverage of fixed corporate spending;

•	$37.7 million, net of tax, decrease in non-cash amortization of inventory step-up fair value adjustment associated with the Wright/Tornier merger;

•	$25.0 million tax benefit related to a change in the realizability of certain U.S. net operating losses following the completion of a tax project;

•	$24.0 million decrease in transition expenses associated with the Wright/Tornier integration;

•	$10.0 million benefit from incentive and indirect tax projects;

•	$8.3 million tax benefit related to tax law reform in the U.S. and France; and

•	$28.3 million unrealized gain for the mark-to-market adjustment on our derivatives.
These favorable changes in net loss from continuing operations were partially offset by a $12.3 million write-off of unamortized debt discount and deferred financing fees; and an unrealized loss of $8.7 million for the mark-to-market adjustment on the CVRs issued in connection with the BioMimetic acquisition.
Opportunities and Challenges. We intend to continue to leverage the global strengths of our product brands as a pure-play extremities and biologics business. Additionally, we believe the highly complementary nature of our businesses gives us significant diversity and scale across a range of geographies and product categories. We believe our recent acquisition of IMASCAP, a leader in the development of software-based solutions for preoperative planning of shoulder replacement surgery, ensures exclusive access to breakthrough software enabling technology and patents, including BLUEPRINT™, to further differentiate our product portfolio and to further accelerate growth opportunities in our global extremities business. We are also currently pursuing FDA approval of AUGMENT® Injectable Bone Graft with a PMA Panel Track Supplement as described within the In-process research and development section below.
Since the Wright/Tornier merger and through the end of 2017, we have completed the integration of our global sales force, co-located and consolidated into one ERP system in three of our top five international markets, transferred our U.S. upper extremities inventory into a hub network, and completed a substantial number of other integration activities, while incurring more cost synergies earlier and less sales dis-synergies than we originally anticipated. We believe we have excellent opportunities to improve efficiency and leverage our fixed costs going forward and capture cost synergies. We also believe we have significant opportunity with the recent and anticipated launch of new products and through driving BLUEPRINT™ adoption, strategic service at ambulatory surgery centers, and excellent and efficient service to our customers.
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
Comparison of the fiscal year ended December 31, 2017 to the fiscal year ended December 25, 2016
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

	Fiscal year ended
	December 31, 2017		December 25, 2016
	Amount	% of net sales	Amount	% of net sales
Net sales	$744,989	100.0%	$690,362	100.0%
Cost of sales [1,2]	160,947	21.6%	192,407	27.9%
Gross profit	584,042	78.4%	497,955	72.1%
Operating expenses:
Selling, general and administrative [1]	525,222	70.5%	541,558	78.4%
Research and development [1]	50,115	6.7%	50,514	7.3%
Amortization of intangible assets	28,396	3.8%	28,841	4.2%
Total operating expenses	603,733	81.0%	620,913	89.9%
Operating loss	(19,691)	(2.6)%	(122,958)	(17.8)%
Interest expense, net	74,644	10.0%	58,530	8.5%
Other expense (income), net	5,570	0.7%	(3,148)	(0.5)%
Loss from continuing operations before income taxes	(99,905)	(13.4)%	(178,340)	(25.8)%
Benefit for income taxes	(34,968)	(4.7)%	(13,406)	(1.9)%
Net loss from continuing operations	(64,937)	(8.7)%	(164,934)	(23.9)%
Loss from discontinued operations, net of tax	(137,661)		(267,439)
Net loss	$(202,598)		$(432,373)
___________________________

[1]	These line items include the following amounts of non-cash, share-based compensation expense for the periods indicated:

	Fiscal year ended
	December 31, 2017	% of net sales	December 25, 2016	% of net sales
Cost of sales	$565	0.1%	$414	0.1%
Selling, general and administrative	17,705	2.4%	13,216	1.9%
Research and development	1,123	0.2%	786	0.1%

[2]	Cost of sales includes amortization of inventory step-up adjustment of $37.7 million for the fiscal year ended December 25, 2016.

The following table sets forth our net sales by product line for our U.S. and International businesses for the periods indicated (in thousands) and the percentage of year-over-year change:

	Fiscal year ended
U.S.	December 31, 2017	December 25, 2016	% change
Lower extremities	$228,044	$222,936	2.3%
Upper extremities	239,965	201,579	19.0%
Biologics	78,361	74,603	5.0%
Sports med & other	8,141	8,429	(3.4)%
Total U.S.	$554,511	$507,547	9.3%

International
Lower extremities	$58,473	$62,701	(6.7)%
Upper extremities	94,699	86,502	9.5%
Biologics	22,276	18,883	18.0%
Sports med & other	15,030	14,729	2.0%
Total International	$190,478	$182,815	4.2%

Total net sales	$744,989	$690,362	7.9%
Net sales
U.S. net sales. U.S. net sales totaled $554.5 million in 2017, a 9.3% increase from $507.5 million in 2016, primarily due to continued growth in our U.S. upper extremities business. U.S. sales represented approximately 74.4% of total net sales in 2017, compared to 73.5% of total net sales in 2016.
Our U.S. lower extremities net sales increased to $228.0 million in 2017 from $222.9 million, representing growth of 2.3%, as 16.9% growth in our total ankle replacement products was partially offset by declines in foot and ankle fixation products driven primarily by slower developing benefits from the hiring and training of approximately 100 new direct quota-carrying sales representatives in the first quarter of 2017.
Our U.S. upper extremities net sales increased to $240.0 million in 2017 from $201.6 million, representing growth of 19.0%. This growth was driven primarily by our innovative shoulder product portfolio, including the recent launch of our PERFORMTM Reversed Glenoid System and continued success from our SIMPLICITI® shoulder system.
Our U.S. biologics net sales totaled $78.4 million in 2017, representing a 5.0% increase over 2016, driven primarily by continued sales volume growth of AUGMENT® Bone Graft, partially offset by declines in our other biologics products.
International net sales. Net sales in our international regions totaled $190.5 million in 2017, compared to $182.8 million in 2016. This 4.2% increase was due to a 7.6% increase in sales in our direct markets in Europe and Canada and a $0.9 million favorable impact from foreign currency exchange rates. This growth was partially offset by lower levels of sales to stocking distributors.
Our international lower extremities net sales decreased 6.7% to $58.5 million in 2017 from $62.7 million in 2016 primarily due to lower sales volumes to stocking distributors.
Our international upper extremities net sales increased 9.5% to $94.7 million in 2017 from $86.5 million in 2016, driven primarily by a 16.7% increase in sales in our direct markets in Europe and Canada, and a $0.9 million favorable impact from foreign currency exchange rates (a 1 percentage point favorable impact to international upper extremities sales growth rate). This growth was partially offset by lower levels of sales to stocking distributors due to stocking orders in 2016.
Our international biologics net sales increased 18.0% to $22.3 million in 2017 from $18.9 million in 2016. This increase was primarily attributable to new stocking distributors and accounts in China, as well as a $0.1 million favorable impact from foreign currency exchange rates (a 1 percentage point favorable impact to international biologics sales growth rate).
Cost of sales
Our cost of sales totaled $160.9 million, or 21.6% of net sales, in 2017, compared to $192.4 million, or 27.9% of net sales, in 2016, representing a decrease of 6.3 percentage points as a percentage of net sales. This decrease was primarily driven by $37.7 million (5.5% of net sales) of inventory step-up amortization in 2016 associated with inventory acquired from the Wright/Tornier merger.

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
Selling, general and administrative
Our selling, general and administrative expenses totaled $525.2 million, or 70.5% of net sales, in 2017, compared to $541.6 million, or 78.4% of net sales, in 2016. These decreases were driven primarily by a decrease in spending on transition and transaction costs which totaled $9.0 million (1.2% of net sales) and $31.9 million (4.6% of net sales) for 2017 and 2016, respectively, as well as a benefit recognized in 2017 related to incentive and indirect tax projects completed during the fourth quarter of 2017 totaling $9.0 million (1.2% of net sales). The remaining decrease as a percentage of net sales was primarily driven by leverage of relatively flat general and administrative expenses over increased net sales and lower levels of cash incentive compensation expense.
Our selling, general and administrative expenses are expected to decrease as a percentage of net sales in 2018, through a combination of continued cost synergies and expense leverage as we expect net sales to continue to increase at a higher rate than expenses.
Research and development
Our investment in research and development expense totaled $50.1 million in 2017 compared to $50.5 million in 2016. Research and development costs remained constant at approximately 7% of net sales.
Our research and development expenses are estimated to range from 7% to 8% as a percentage of net sales in 2018.
Amortization of intangible assets
Charges associated with amortization of intangible assets totaled $28.4 million in 2017 compared to $28.8 million in 2016. Based on intangible assets held at December 31, 2017, we expect to incur charges associated with amortization of intangible assets of approximately $25.0 million in 2018, $23.0 million in 2019, $22.3 million in 2020, $22.1 million in 2021, and $22.1 million in 2022.
Interest expense, net
Interest expense, net, totaled $74.6 million in 2017 and $58.5 million in 2016. Increased interest expense was driven by the increase in debt outstanding following the issuance of the 2021 Notes in the second quarter of 2016 and borrowings under our ABL Facility established in the fourth quarter of 2016 (see Note 9 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data” for further discussion of changes in our outstanding debt). Our interest expense in 2017 related primarily to non-cash interest expense associated with the amortization of the discount on the 2021 Notes and 2020 Notes of $18.1 million and $27.3 million, respectively; amortization of deferred financing charges on the 2021 Notes, 2020 Notes, 2017 Notes, and our ABL Facility totaling $4.9 million; and cash interest expense primarily associated with the coupon on the 2021 Notes, 2020 Notes, 2017 Notes and our ABL Facility totaling $23.5 million. Our interest expense in 2016 related primarily to non-cash interest expense associated with the amortization of the discount on the 2021 Notes and 2020 Notes of $9.8 million and $25.9 million, respectively; amortization of deferred financing charges on the 2021 Notes, 2020 Notes, and 2017 Notes totaling $3.9 million; and cash interest expense on the 2021 Notes, 2020 Notes, and 2017 Notes totaling $17.8 million. An insignificant amount of interest income was recorded during 2017 and 2016.
Other expense (income), net
Other expense, net was $5.6 million of expense in 2017, compared to $3.1 million of income in 2016.
In 2017, other expense, net, primarily consisted of:

•	a $4.5 million loss on currency translation, including hedging activities;

•	an unrealized loss of $5.3 million for the mark-to-market adjustment on CVRs issued in connection with the BioMimetic acquisition; partially offset by

•	an unrealized gain of $4.8 million for the net mark-to-market adjustments on our derivative assets and liabilities; and

•	a benefit of $0.6 million related to incentive and indirect tax projects.
In 2016, other income, net, primarily consisted of:

•	an unrealized gain of $28.3 million for the mark-to-market adjustment on our derivatives; partially offset by

•	a $12.3 million write-off of unamortized debt discount and deferred financing fees; and

•	an unrealized loss of $8.7 million for the mark-to-market adjustment on the CVRs issued in connection with the BioMimetic acquisition.
Benefit for income taxes
We recorded a tax benefit of $35.0 million in 2017 and $13.4 million in 2016. During 2017, our effective tax rate was approximately 35.0%, as compared to 7.5% in 2016. Our 2017 tax benefit included approximately $25.0 million recorded due to a change in our valuation allowance with respect to certain deferred tax assets that we had previously determined were not more likely than not to be realized. In addition, our 2017 tax benefit included approximately $8.3 million resulting primarily from the effects of lower statutory tax rates and provisions regarding certain tax attributes resulting from recently enacted tax reform legislation in the United States and France.  The remaining tax benefit in 2017 was primarily related to losses, including amortization of intangible assets, in jurisdictions where we do not have a valuation allowance. Our 2016 tax benefit included a $5.6 million benefit representing the deferred tax effects associated with the acquired Tornier operations, as well as a $2.3 million benefit related to the resolution of an IRS tax audit. The remaining tax benefit in 2016 was primarily related to losses, including amortization of inventory fair value step-up and intangible assets, in jurisdictions where we do not have a valuation allowance.
Loss from discontinued operations, net of tax
Loss from discontinued operations, net of tax, consists primarily of costs associated with legal defense, income/loss associated with product liability insurance recoveries/denials, and changes to any contingent liabilities associated with the OrthoRecon business that was sold to MicroPort and, to a lesser degree, costs associated with the Large Joints business that was sold to Corin. During 2017 and 2016, we recognized charges, net of insurance proceeds, of $94.0 million and $196.6 million, respectively, for certain retained metal-on-metal product liability claims associated with the OrthoRecon business. See Note 4 and Note 16 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data” for further discussion regarding our discontinued operations and our retained contingent liabilities associated with the OrthoRecon business.
Reportable segments
The following tables set forth, for the periods indicated, net sales and operating income of our reportable segments expressed as dollar amounts (in thousands) and as a percentage of net sales:

	Fiscal year ended December 31, 2017
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics
Net sales	$309,713	$244,798	$190,478
Operating income	79,889	78,866	3,631
Operating income as a percent of net sales	25.8%	32.2%	1.9%

	Fiscal year ended December 25, 2016
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics
Net sales	$300,847	$206,700	$182,815
Operating income	85,645	65,231	5,872
Operating income as a percent of net sales	28.5%	31.6%	3.2%
Net sales of our U.S. lower extremities and biologics segment increased $8.9 million in 2017 over the prior year. This increase was driven by continued growth in our total ankle replacement products and continued sales volume growth of AUGMENT® Bone Graft and was offset by declines in foot and ankle fixation products driven primarily by slower developing benefits from the hiring and training of approximately 100 new direct quota-carrying sales representatives in the first quarter of 2017. Operating income of our U.S. lower extremities and biologics segment decreased $5.8 million in 2017 over the prior year. This decrease was primarily due to investments in research and development for product development and clinical studies, as well as higher levels of selling, general and administrative expenses to support the initiative to hire and train approximately 100 new direct quota-carrying sales representatives.
Net sales of our U.S. upper extremities segment increased $38.1 million in 2017 over the prior year. Operating income of our U.S. upper extremities segment increased $13.6 million in 2017 over the prior year. These increases to both net sales and operating income were primarily driven by our innovative shoulder product portfolio, including the launch of our PERFORMTM Reversed glenoid system and continued contribution from our SIMPLICITI® shoulder system.

Net sales of our International extremities and biologics segment increased $7.7 million in 2017 over the prior year. This increase was primarily due to increased sales in our total direct markets, with continued growth in our international upper extremities business. Operating income of our International extremities and biologics segment decreased $2.2 million in 2017 over the prior year, primarily due to higher levels of sales and marketing expenses.
Comparison of the fiscal year ended December 25, 2016 to the fiscal year ended December 27, 2015
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

	Fiscal year ended
	December 25, 2016		December 27, 2015
	Amount	% of net sales	Amount	% of net sales
Net sales	$690,362	100.0%	$405,326	100.0%
Cost of sales [1,2]	192,407	27.9%	113,622	28.0%
Gross profit	497,955	72.1%	291,704	72.0%
Operating expenses:
Selling, general and administrative [2]	541,558	78.4%	424,377	104.7%
Research and development [2]	50,514	7.3%	39,339	9.7%
Amortization of intangible assets	28,841	4.2%	16,754	4.1%
Total operating expenses	620,913	89.9%	480,470	118.5%
Operating loss	(122,958)	(17.8)%	(188,766)	(46.6)%
Interest expense, net	58,530	8.5%	41,358	10.2%
Other (income) expense, net	(3,148)	(0.5)%	10,884	2.7%
Loss from continuing operations before income taxes	(178,340)	(25.8)%	(241,008)	(59.5)%
Benefit for income taxes	(13,406)	(1.9)%	(3,652)	(0.9)%
Net loss from continuing operations	(164,934)	(23.9)%	(237,356)	(58.6)%
Loss from discontinued operations, net of tax	(267,439)		(61,345)
Net loss	$(432,373)		$(298,701)
___________________________

[1]	Cost of sales includes amortization of inventory step-up adjustment of $37.7 million and $10.3 million for the fiscal years ended December 25, 2016 and December 27, 2015, respectively.

[2]	These line items include the following amounts of non-cash, share-based compensation expense for the periods indicated:

	Fiscal year ended
	December 25, 2016	% of net sales	December 27, 2015	% of net sales
Cost of sales	$414	0.1%	$287	0.1%
Selling, general and administrative	13,216	1.9%	22,777	5.6%
Research and development	786	0.1%	1,900	0.5%

The following table sets forth our net sales by product line for our U.S. and International businesses for the periods indicated (in thousands) and the percentage of year-over-year change:

	Fiscal year ended
U.S.	December 25, 2016	December 27, 2015	% change
Lower extremities	$222,936	$187,096	19.2%
Upper extremities	201,579	58,756	243.1%
Biologics	74,603	50,583	47.5%
Sports med & other	8,429	3,388	148.8%
Total U.S.	$507,547	$299,823	69.3%

International
Lower extremities	$62,701	$51,200	22.5%
Upper extremities	86,502	24,789	249.0%
Biologics	18,883	19,652	(3.9)%
Sports med & other	14,729	9,862	49.4%
Total International	$182,815	$105,503	73.3%

Total net sales	$690,362	$405,326	70.3%
Supplemental Non-GAAP Pro Forma Information. Due to the significance of the legacy Tornier business that is not included in our results of operations for the majority of the fiscal year ended December 27, 2015 and to supplement our consolidated financial statements above prepared in accordance with US GAAP, we use certain non-GAAP financial measures, including combined pro forma net sales. Our non-GAAP financial measures are not in accordance with, or an alternative for, GAAP measures and may be different from non-GAAP financial measures used by other companies. In addition, our non-GAAP financial measures are not based on any comprehensive or standard set of accounting rules or principles. Accordingly, the calculation of our non-GAAP financial measures may differ from the definitions of other companies using the same or similar names limiting, to some extent, the usefulness of such measures for comparison purposes. We believe that non-GAAP financial measures have limitations in that they do not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP and that these measures should only be used to evaluate our results of operations in conjunction with the corresponding GAAP measures. See table below for a reconciliation of our non-GAAP combined pro forma net sales for the fiscal year ended December 27, 2015 to our net sales for such period as calculated in accordance with US GAAP.
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

The following table reconciles our non-GAAP combined pro forma net sales by product line for the fiscal year ended December 27, 2015 (in thousands):

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

[2]
Legacy Tornier product line sales have been recast to reflect the reclassification of cement, instruments and freight from the historical Tornier product line “Large Joints and Other” to the product line associated with those revenues that will be utilized for future revenue reporting.

[3]	To add revenues from Legacy Tornier's fourth quarter of 2015 for the period prior to the merger closing date when operations became consolidated.

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
Our U.S. lower extremities net sales increased to $222.9 million in 2016 from $187.1 million, representing growth of 19.2%, driven by growth in legacy Wright's lower extremities business, as well as the impact of the Wright/Tornier merger. Our U.S. lower extremities net sales grew 7.6% in 2016 as compared to 2015 pro forma net sales. This pro forma net sales growth was driven by 27.2% net sales growth in our total ankle replacement products, as well as sales from the launch of our SALVATION® limb salvage system for treating Charcot foot and limb salvage cases, partially offset by declines in sales of legacy Tornier foot and ankle products due to merger-related sales dis-synergies.
Our U.S. upper extremities net sales increased to $201.6 million in 2016 from $58.8 million, representing growth of 243.1%. This growth was driven almost entirely by the impact of the Wright/Tornier merger. Our U.S. upper extremities net sales grew 14.3% in 2016 as compared to 2015 pro forma net sales. This pro forma growth was driven by success of our AEQUALIS ASCEND® shoulder products, including the AEQUALIS ASCEND® FLEXTM convertible shoulder system, as well as sales from our SIMPLICITI® shoulder system that was launched late in the third quarter of 2015.
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

Our international lower extremities net sales increased 22.5% to $62.7 million in 2016 from $51.2 million in 2015. Our international lower extremities sales grew 6.7% in 2016 as compared to 2015 pro forma international lower extremities net sales, primarily driven by a 16.7% increase in sales to stocking distributors and lower than normal sales in Latin America in the prior year period. This increase was partially offset by merger-related sales dis-synergies and a $2.1 million unfavorable impact from foreign currency exchange rates (a 4 percentage point unfavorable impact to pro forma international lower extremities sales growth rate).
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
Interest expense, net
Interest expense, net, totaled $58.5 million in 2016 and $41.4 million in 2015. Increased interest expense was driven by the increase in debt outstanding following the issuance of the 2021 Notes in the second quarter of 2016 (see Note 9 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data” for further discussion of changes in our outstanding debt). Our interest expense in 2016 related primarily to non-cash interest expense associated with the amortization of the discount on the 2021 Notes and 2020 Notes of $9.8 million and $25.9 million, respectively; amortization of deferred financing charges on the 2021 Notes, 2020 Notes, and 2017 Notes totaling $3.9 million; and cash interest expense primarily associated with the coupon on the 2021 Notes, 2020 Notes, and 2017 Notes totaling $17.8 million. Our interest expense in 2015 related primarily to non-cash interest expense associated with the amortization of the discount on the 2020 Notes and 2017 Notes of $21.8 million and $2.9 million, respectively, amortization of deferred financing charges on the 2020 Notes and 2017 Notes totaling $2.7 million and $0.5 million, respectively; and cash interest expense on the 2020 Notes and 2017 Notes totaling $12.8 million. An insignificant amount of interest income was recorded during 2016 and 2015.

Other (income) expense, net
Other (income) expense, net was $3.1 million of income in 2016, compared to $10.9 million of expense in 2015. For 2016, other income, net included a gain of $28.3 million for the net mark-to-market adjustments on our derivative assets and liabilities. This gain was partially offset by a $12.3 million charge for write-off of pro rata unamortized deferred financing fees and debt discount which resulted from the exchanges and repurchases of the 2017 Notes for the 2021 Notes, and an unrealized loss of $8.7 million for the mark-to-market adjustment on CVRs issued in connection with the BioMimetic acquisition. In 2015, other expense, net included a gain of $7.6 million for the mark-to-market adjustment on the CVRs issued in connection with the BioMimetic acquisition, as well as an unrealized gain of $9.8 million for the mark-to-market adjustment on our derivatives, offset by a $25.1 million charge for write-off of pro rata unamortized deferred financing fees and debt discount with repayment of $240 million of the 2017 Notes.
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
Loss from discontinued operations, net of tax
Loss from discontinued operations, net of tax, consists primarily of costs associated with legal defense, income/loss associated with product liability insurance recoveries/denials, and changes to any contingent liabilities associated with the OrthoRecon business that was sold to MicroPort and, to a lesser degree, costs associated with the Large Joints business that was sold to Corin. During 2016, we recognized a $196.6 million charge, net of insurance proceeds, for certain retained metal-on-metal product liability claims associated with the OrthoRecon business primarily as a result of the Master Settlement Agreement we entered into in November 2016 (see Note 16 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data” for further discussion). See Note 4 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data” for further discussion of our discontinued operations.
Reportable segments
The following tables set forth, for the periods indicated, net sales and operating income (loss) of our reportable segments expressed as dollar amounts (in thousands) and as a percentage of net sales:

	Fiscal year ended December 25, 2016
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics
Net sales	$300,847	$206,700	$182,815
Operating income	85,645	65,231	5,872
Operating income as a percent of net sales	28.5%	31.6%	3.2%

	Fiscal year ended December 27, 2015
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics
Net sales	$239,748	$60,075	$105,503
Operating income (loss)	39,008	21,394	(5,567)
Operating income (loss) as a percent of net sales	16.3%	35.6%	(5.3)%
Net sales of our U.S. lower extremities and biologics segment increased $61.1 million in 2016 over 2015. This increase was driven by growth in legacy Wright's lower extremities business, sales of AUGMENT® Bone Graft, which was commercially launched in the fourth quarter 2015, as well as the impact of the Wright/Tornier merger. Operating income of our U.S. lower extremities and biologics segment increased $46.6 million in 2016 over 2015. This increase was driven by leveraging expenses, as net sales increased at a higher rate than operating expenses.

Net sales of our U.S. upper extremities segment increased $146.6 million in 2016 over 2015. This increase was driven almost entirely by the impact of the Wright/Tornier merger. Operating income of our U.S. upper extremities segment increased $43.8 million in 2016 over 2015. This increase was driven almost entirely by the acquired Tornier business.
Net sales of our International extremities and biologics segment increased $77.3 million in 2016 over 2015. This increase was primarily due to the impact of the Wright/Tornier merger. Operating income of our International extremities and biologics segment increased $11.4 million in 2016 over 2015. This increase was primarily driven by the acquired Tornier business.
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
Liquidity and Capital Resources
The following table sets forth, for the periods indicated, certain liquidity measures (in thousands):

	December 31, 2017	December 25, 2016
Cash and cash equivalents	$167,740	$262,265
Restricted cash	—	150,000
Working capital	151,599	285,107
Operating activities. Cash (used in) provided by operating activities totaled $(184.8) million, $37.8 million, and $(195.9) million in 2017, 2016, and 2015, respectively. The increase in cash used in operating activities in 2017 as compared to the cash provided by operating activities in 2016 was driven by cash payments for previously agreed upon product liability settlements related to the former OrthoRecon business and the 2016 receipt of $60 million insurance proceeds associated with metal-on-metal product liabilities (see Note 16 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data” for further discussion of these liabilities). Other working capital changes were more than offset by an increase in cash profitability.
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
Investing activities. The majority of our cash used in financing activities is the result of capital spending. Our capital expenditures totaled $63.5 million in 2017, $50.1 million in 2016, and $43.7 million in 2015. The majority of our capital spending primarily relates to surgical instrumentation; however, we also incurred capital expenditures in 2017, 2016 and 2015 associated with integration activities of the Wright/Tornier merger, including spending on computer systems and facilities as we integrated operations in certain international markets.
In addition to capital expenditures, during 2017, we paid $44.1 million in conjunction with the IMASCAP acquisition, net of cash acquired. See Note 3 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data” for additional information regarding this acquisition.

During 2016, we received proceeds of $20.7 million related to the sale of the Large Joints business. See Note 4 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data” for additional information regarding this sale.
During 2015, we acquired $30.1 million of cash, primarily as a result of the Wright/Tornier merger since the merger was an all-stock transaction, and we paid for the acquisition of the Surgical Specialties sales and distribution business.
Financing activities. Cash provided by financing activities totaled $46.8 million, $270.4 million, $126.9 million in 2017, 2016 and 2015, respectively. Cash provided by financing activities in 2017 was primarily attributable to $34.9 million of debt proceeds largely from additional borrowings from the ABL Facility, partially offset by $11.5 million of debt payments including a $2.0 million payment of the 2017 Notes and net payments due to the weekly lockbox repayment/re-borrowing arrangement underlying the ABL Facility. During 2016, cash provided by financing was primarily attributable to the $30 million proceeds received from the ABL Facility and proceeds received from the issuance of convertible notes, partially offset by the partial settlement of previously outstanding convertible notes. See Note 6 and Note 9 of our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data” for additional information regarding our derivative and debt activity, respectively. During 2017, we also received $27.6 million of cash in connection with the issuance of shares under our share-based compensation plan, as compared to $8.5 million and $3.5 million in 2016 and 2015, respectively.
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
Repatriation. As of December 31, 2017, approximately $5.6 million of our cash and cash equivalents was held by certain U.S.-controlled non-U.S. subsidiaries which may not represent available liquidity for general corporate purposes. Recent legislative changes under the 2017 U.S. Tax Cuts and Jobs Act required us to include our cumulative undistributed earnings of our U.S. controlled non-U.S. subsidiaries in our current year U.S. taxable income. Additionally, this legislation provides us an opportunity to repatriate cash to the U.S. without additional U.S. income tax consequences. However, our current plans do not foresee a need to repatriate funds that are designated as permanently reinvested in order to fund our operations or meet currently anticipated liquidity and capital investment needs.
Discontinued operations. Cash flows from discontinued operations are combined with cash flows from continuing operations in the consolidated statements of cash flows. Cash flows from discontinued operations include those related to both the Large Joints and OrthoRecon businesses.
During the fiscal year ended December 31, 2017, cash used in operating activities by the Large Joints business totaled $6.5 million, and cash used in operating activities by the OrthoRecon business totaled $221.6 million.
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
We expect significant cash outflows resulting from product liabilities during 2018 and 2019, associated with the metal-on-metal settlements described in Note 16 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.” We do not expect that the future cash outflows from discontinued operations, including the payment of these retained liabilities of the OrthoRecon business, will have an impact on our ability to meet contractual cash obligations and fund our working capital requirements, operations, and anticipated capital expenditures.

Contractual cash obligations. At December 31, 2017, we had contractual cash obligations and commercial commitments as follows (in thousands):

	Payments due by periods
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Amounts reflected in consolidated balance sheet:
Capital lease obligations [1]	$23,690	$4,371	$7,946	$4,830	$6,543
Notes payable [2]	990,503	1,737	589,776	396,031	2,959

Amounts not reflected in consolidated balance sheet:
Operating leases	34,884	8,076	12,909	8,125	5,774
Interest on notes payable [3]	59,559	20,715	31,050	7,794	—

Total contractual cash obligations	$1,108,636	$34,899	$641,681	$416,780	$15,276
_______________________________

[1]	Payments include amounts representing interest.

[2]
Our notes payable include 2020 Notes, 2021 Notes, shareholder debt, mortgages, and other debt. See further discussion in Note 9 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

[3]
Represents interest on 2020 Notes, 2021 Notes, shareholder debt, and mortgages, and other debt. See further discussion in Note 9 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

The amounts reflected in the table above exclude product liabilities, including the settlement of certain metal-on-metal hip replacement product liability litigation, described in Note 16 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”
The table above also does not include debt outstanding under the ABL Credit Agreement. We have reflected this debt as a current liability on our consolidated balance sheets as of December 31, 2017 as required by US GAAP due to the weekly lockbox repayment/re-borrowing arrangement underlying the agreement, as well as the ability for the lenders to accelerate the repayment of the debt under certain circumstances as described in Note 9 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”
Portions of these payments are denominated in foreign currencies and were translated in the table above based on their respective U.S. dollar exchange rates at December 31, 2017. These future payments are subject to foreign currency exchange rate risk.
The amounts reflected in the table above for capital lease obligations represent future minimum lease payments under our capital lease agreements, which are primarily for certain property and equipment. The present value of the minimum lease payments are recorded in our consolidated balance sheet at December 31, 2017. The minimum lease payments related to these leases are discussed further in Note 9 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”
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
The table above does not include the 2021 and 2020 Notes Conversion Derivative (see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for quantitative analysis on possible cash obligations upon maturity at various assumed stock prices).
The table above also does not include certain contingent consideration:

•
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

•
As part of the IMASCAP acquisition, contingent consideration of approximately €15.1 million or $17.8 million will be required in potential sales earnouts and milestone payments for new software modules and a potential future implant system.

•	Contingent consideration of up to $0.9 million may be paid upon achieving revenue milestones related to the acquisition of Surgical Specialties Australia Pty.
The estimated fair value of the contingent consideration has been recorded on our consolidated balance sheets within “Accrued expenses and other current liabilities” and “Other long-term liabilities” as described in Note 6 and Note 12.
In addition to the contractual cash obligations discussed above, all of our U.S. net sales and a portion of our international net sales are subject to commissions based on net sales. A substantial portion of our global net sales are subject to royalties earned based on product sales.
Additionally, as of December 31, 2017, we had approximately $6 million of unrecognized tax benefits recorded on our consolidated balance sheet. This represents the tax benefits associated with various tax positions taken, or expected to be taken, on U.S. and international tax returns that have not been recognized in our financial statements due to uncertainty regarding their resolution. We are unable to make a reliable estimate of the eventual cash flows by period that may be required to settle these matters. Certain of these matters may not require cash settlement due to the existence of net operating loss carryforwards. Therefore, our unrecognized tax benefits are not included in the table above. See Note 11 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”
Other liquidity information. We have historically funded our cash needs through various equity and debt issuances, more recently borrowings under our ABL Facility, and through cash flow from operations.
On December 23, 2016, we, together with WMG and certain of our other wholly-owned U.S. subsidiaries, entered into a ABL Credit Agreement with Midcap Financial Trust, as administrative agent (Agent) and a lender and the additional lenders from time to time party thereto. The ABL Credit Agreement provides for a $150 million senior secured asset based line of credit, subject to the satisfaction of a borrowing base requirement (ABL Facility). The ABL Facility may be increased by up to $100 million upon our request, subject to the consent of the Agent and each of the other lenders providing such increase and the satisfaction of customary conditions. We are required to maintain net revenue at or above specified minimum levels, to maintain liquidity in the United States above a specified level and to comply with other covenants under the ABL Credit Agreement. We are in compliance with all covenants as of December 31, 2017. As of December 31, 2017, we had $53.6 million in borrowings outstanding under the ABL Facility and $96.4 million in unused availability under the ABL Facility. As of December 25, 2016, we had $30.0 million in borrowings outstanding under the ABL Facility and $120.0 million in unused availability under the ABL Facility.
On November 1, 2016, WMT entered into the MSA with Court-appointed attorneys representing plaintiffs in the metal-on-metal hip replacement product liability litigation pending before the United States District Court for the MDL and the JCCP. Under the terms of the MSA, the parties agreed to settle 1,292 specifically identified claims associated with CONSERVE®, DYNASTY® and LINEAGE® products that meet the eligibility requirements of the MSA and were either pending in the MDL or JCCP, or subject to court-approved tolling agreements in the MDL or JCCP, for a settlement amount of $240 million.
On October 3, 2017, WMT and the Court-appointed attorneys representing plaintiffs in the metal-on-metal hip replacement product liability litigation pending before the MDL and the JCCP agreed on a comprehensive settlement intended to resolve substantially all remaining metal-on-metal hip claims pending or tolled in the MDL and JCCP that were not settled in the previously disclosed MSA dated November 1, 2016. The comprehensive settlement is evidenced by the Second Settlement Agreements. The comprehensive settlement was contingent on availability of new insurance proceeds totaling at least $35 million from applicable insurance carriers by December 31, 2017. On December 29, 2017, WMT entered into a First Amendment to the Third Settlement Agreement pursuant to which the deadline for the recovery of new insurance proceeds totaling at least $35 million from applicable insurance carriers was extended through February 28, 2018 and, on February 23, 2018, WMT entered into a Second Amendment to the Third Settlement Agreement pursuant to which the deadline was extended through March 30, 2018. To date, certain of the insurance carriers have contributed or agreed to contribute $20 million of funds applicable against the contingency.
As of December 31, 2017, our accrual for metal-on-metal claims totaled $177.5 million, of which $127.4 million is included in our consolidated balance sheet within “Accrued expenses and other current liabilities” and $50.1 million is included within “Other liabilities.”  As of December 25, 2016, our accrual for metal-on-metal claims totaled $256.7 million, of which $242.8 million is included in our consolidated balance sheet within “Accrued expenses and other current liabilities” and $13.9 million is included within “Other liabilities.” See Note 16 to our consolidated financial statements for additional discussion regarding the MSA and Second Settlement Agreements and our accrual methodologies for the metal-on-metal hip replacement product liability claims.
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
Although it is difficult for us to predict our future liquidity requirements, we believe that our cash and cash equivalents balance of approximately $167.7 million, together with $96.4 million in availability under our ABL Facility as of December 31, 2017, will be sufficient for the next 12 months to fund our working capital requirements and operations, permit anticipated capital expenditures in 2018 of approximately $55 million, pay retained metal-on-metal product and other liabilities of the OrthoRecon business, including without limitation amounts under the MSA and Second Settlement Agreements, net of insurance recoveries, fund contingent consideration including without limitation the up to $42 million CVR milestone payment, and meet our other anticipated contractual cash obligations in 2018. We may face liquidity challenges during the next few years in light of anticipated significant contingent liabilities and financial obligations and commitments, including among others, acquisition-related contingent consideration payments, payments related to our outstanding indebtedness, and costs and payments related to pending litigation.
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
In connection with the IMASCAP acquisition, we acquired IPRD technology related to a patient specific implant system that had not yet reached technological feasibility as of the acquisition date. This project was assigned a fair value of $5.3 million on the acquisition date.
The current IPRD projects we acquired in our IMASCAP acquisition, BioMimetic acquisition, and the Wright/Tornier merger are as follows:

•
The patient specific implant is a reverse shoulder replacement implant having glenoid or glenoid and humeral implant components. We have an anticipated first clinical use in 2020 and launch in the first half of 2021. Project cost to complete is estimated to be less than $2 million. However, the risks and uncertainties associated with completion are dependent upon testing validations and FDA and CE mark clearance.

•
Augment Injectable combines rhPDGF-BB with an injectable osteoconductive matrix. Augment Injectable can be injected into a fusion site during a surgical procedure, delivering rhPDGF-BB to promote fusion as a bone graft substitute. Our initial clinical development program for Augment Injectable has focused on securing regulatory approval for ankle and hindfoot fusion indications in the United States. Augment Injectable is already approved in several markets outside the United States. We currently estimate it could take one to three years to complete this project. We have incurred expenses of approximately $5.9 million for Augment Injectable since the date of acquisition and $1.0 million in the fiscal year ended December 31, 2017. We are currently pursuing FDA approval with a PMA Panel Track Supplement. This does not necessarily result in a panel meeting, but it affords the FDA additional time to review the submission beyond 180 days.

•
AARE will ultimately be our second-generation revision product, with an improved implant that is convertible and addresses more indications, and a more comprehensive instrument set that includes universal extraction instrumentation to address the entire revision procedure, not just the final implant. The instruments and implants for the new revision system are currently in design phase. We have an anticipated first clinical use in 2018 and launch in the first half of 2019. Project cost to complete is estimated to be less than $1 million. However, the risks and uncertainties associated with completion are dependent upon testing validations and FDA clearance.

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
Discontinued operations. On October 21, 2016, pursuant to the binding offer letter dated as of July 8, 2016, we, Corin, and certain other entities related to us entered into a business sale agreement and simultaneously completed and closed the sale of our business operations formerly operating under the Large Joints segment. Pursuant to the terms of the agreement, we sold substantially all of our assets related to our hip and knee, or large joints, business to Corin for approximately €29.7 million in cash, less approximately €11.1 million for net working capital adjustments.
We determined that the Large Joints business meets the criteria for classification as discontinued operations. All historical operating results for the Large Joints business, including costs associated with corporate employees and infrastructure to be transferred as a part of the sale, are reflected within discontinued operations in our consolidated statements of operations. Further, all assets and associated liabilities transferred to Corin were classified as assets and liabilities held for sale in our consolidated balance sheets for all periods presented. We recognized an impairment loss on held for sale classification of $21.3 million before the effect of income taxes, during 2016 based on the difference between the net carrying value of the assets and liabilities held for sale and the purchase price, less estimated adjustments and costs to sell. This loss was recorded within “Net loss from discontinued operations” in our consolidated statements of operations. All current operating results for the Large Joints business are reflected within discontinued operations in our consolidated financial statements.
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
During the fiscal quarter ended December 27, 2015, following the Wright/Tornier merger, we changed our estimate of uninvoiced revenue. While we have generally recognized revenue at the time that the product was surgically implanted, from a timing perspective, we now recognize revenue at the time the surgery and associated products used are reported, as opposed to previously when we received clerical documentation from the hospital. We accounted for this as a change in estimate and recorded additional revenue of approximately $3 million in the fiscal quarter ended December 27, 2015.
We record revenues from sales to our stocking distributors at the time the product is shipped to the distributor. Our stocking distributors, who sell the products to their customers, take title to the products and assume all risks of ownership. Our stocking distributors are obligated to pay us within specified terms regardless of when, if ever, they sell the products. In general, our stocking distributors do not have any rights of return or exchange; however, in limited situations, we have repurchase agreements with certain stocking distributors. Those certain agreements require us to repurchase a specified percentage of the inventory purchased by the distributor within a specified period of time prior to the expiration of the contract. During those specified periods, we defer the applicable percentage of the sales. An insignificant amount of sales related to these types of agreements were deferred and not yet recognized as revenue as of December 31, 2017 and December 25, 2016.
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
In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, and has subsequently issued several supplemental and/or clarifying ASUs (collectively ASC 606). Accounting Standards Codification (ASC) 606 prescribes a single common revenue standard that replaces most existing US GAAP revenue recognition guidance. ASC 606 outlines a five-step model, under which we will recognize revenue as performance obligations within a customer contract are satisfied. ASC 606 is intended to provide more consistent interpretation and application of the principles outlined in the standard across filers in multiple industries and within the same industries compared to current practices, which should improve comparability. Adoption of ASC 606 is required for annual reporting periods beginning after December 15, 2017 (fiscal year 2018 for Wright), including interim periods within the reporting period. Based on our review of our current portfolio of customer contracts, including a review of historical accounting policies and practices, we expect that revenue will continue to be recognized at a point in time, generally upon surgical implantation or shipment of products to distributors, consistent with our current revenue recognition model. Therefore, adoption of ASC 606 is not expected to have a material effect on our consolidated financial statements.
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
We believe that the amount included in our allowance for doubtful accounts has been a historically appropriate estimate of the amount of accounts receivable that are ultimately not collected. While we believe that our allowance for doubtful accounts is adequate, the financial condition of our customers and the geo-political factors that impact reimbursement under individual countries’ healthcare systems can change rapidly, which would necessitate additional allowances in future periods. Our allowances for doubtful accounts were $4.3 million and $4.5 million at December 31, 2017 and December 25, 2016, respectively.
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
Total charges incurred to write down excess and obsolete inventory to net realizable value included in “Cost of sales” were approximately $19.2 million, $21.5 million, and $14.2 million for the fiscal years ended December 31, 2017, December 25, 2016, and December 27, 2015, respectively. During the fiscal years ended December 31, 2017 and December 25, 2016, our excess and obsolete charges included product rationalization initiative adjustments of $3.1 million and $4.1 million, respectively. During the year ended December 27, 2015, our excess and obsolete inventory charges included $4.1 million related to a change in estimate.
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
We use a discounted cash flow analysis given probability and estimated timing of payout to determine the fair value of contingent consideration on the date of acquisition. Significant changes in the discount rate used could affect the accuracy of the fair value calculation. Contingent consideration is adjusted based on experience in subsequent periods and the impact of changes related to assumptions are recorded in operating expenses as incurred.
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
As of December 31, 2017, we had approximately $933.7 million of goodwill recorded as a result of our acquisition of businesses, including the IMASCAP acquisition and the Wright/Tornier merger. Goodwill is tested for impairment annually, or more frequently if changes in circumstances or the occurrence of events suggest that impairment exists. The annual evaluation of goodwill impairment may require the use of estimates and assumptions to determine the fair value of our reporting units using projections of future cash flows. Unless circumstances otherwise dictate, the annual impairment test is performed on October 1 each year.
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
We also performed a quantitative analysis of goodwill for impairment as of October 1, 2017 for our reporting units and determined that it is not more likely than not that the respective carrying values of our reporting units exceeded their fair value, indicating that goodwill was not impaired.
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
We have received claims for personal injury against us associated with fractures of our PROFEMUR® long titanium modular neck product (PROFEMUR® Claims). As of December 31, 2017 there were approximately 30 pending U.S. lawsuits and approximately 60 pending non-U.S. lawsuits alleging such claims. The overall fracture rate for the product is low and the fractures appear, at least in part, to relate to patient demographics. Beginning in 2009, we began offering a cobalt-chrome version of our PROFEMUR® modular neck, which has greater strength characteristics than the alternative titanium version. Historically, we have reflected our liability for these claims as part of our standard product liability accruals on a case-by-case basis. However, during the fiscal quarter ended September 30, 2011, as a result of an increase in the number and monetary amount of these claims, management estimated our liability to patients in the United States and Canada who have previously required a revision following a fracture of a PROFEMUR® long titanium modular neck, or who may require a revision in the future. Management has estimated that this aggregate liability is $21.5 million. We have classified $12.0 million of this liability as current in “Accrued expenses and other current liabilities,” as we expect to pay such claims within the next twelve months, and $9.5 million as non-current in “Other liabilities” on our consolidated balance sheet. We expect to pay the majority of these claims within the next three years. Any claims associated with this product outside of the United States and Canada, or for any other products, will be managed as part of our standard product liability accrual methodology on a case-by-case basis.
We are aware that MicroPort has recalled certain sizes of its cobalt chrome modular neck products as a result of alleged fractures. As of December 31, 2017, there were four pending U.S. lawsuits and eight pending non-U.S. lawsuits against us alleging personal injury resulting from the fracture of a cobalt chrome modular neck. These claims will be managed as part of our standard product liability accrual methodology on a case-by-case basis. On October 27, 2017, our primary insurance carrier agreed to defend us in connection with these lawsuits under a reservation of rights.
We have maintained product liability insurance coverage on a claims-made basis. During the fiscal quarter ended March 31, 2013, we received a customary reservation of rights from our primary product liability insurance carrier asserting that present and future claims related to fractures of our PROFEMUR® titanium modular neck hip products and which allege certain types of injury (Titanium Modular Neck Claims) would be covered as a single occurrence under the policy year the first such claim was asserted. The effect of this coverage position would be to place Titanium Modular Neck Claims into a single prior policy year in which applicable claims-made coverage was available, subject to the overall policy limits then in effect. Management agrees with the assertion that the Titanium Modular Neck Claims should be treated as a single occurrence, but notified the carrier that it disputed the carrier's selection of available policy years. During the second quarter of 2013, we received confirmation from the primary carrier confirming their agreement with our policy year determination. Based on our insurer's treatment of Titanium Modular Neck Claims as a single occurrence, we increased our estimate of the total probable insurance recovery related to Titanium Modular Neck Claims by $19.4 million, and recognized such additional recovery as a reduction to our selling, general and administrative expenses for the fiscal quarter ended March 31, 2013, within results of discontinued operations. In the fiscal quarter ended June 30, 2013, we received payment from the primary insurance carrier of $5 million. In the fiscal quarter ended September 30, 2013, we received payment of $10 million from the next insurance carrier in the tower. We have requested, but not yet received, payment of the remaining $25 million from the third insurance carrier in the tower for that policy period. The policies with the second and third carrier in this tower are “follow form” policies and management believes the third carrier should follow the coverage position taken by the primary and secondary carriers. On September 29, 2015, that third carrier asserted that the terms and conditions identified in its reservation of rights will preclude coverage for the Titanium Modular Neck Claims. We strongly dispute the carrier's position and, in accordance with the dispute resolution provisions of the policy, have initiated an arbitration proceeding in London, England seeking payment of these funds. Pursuant to applicable accounting standards, we reduced our insurance receivable balance for this claim to $0, and recorded a $25 million charge within “Net loss from discontinued operations” during the fiscal year ended December 27, 2015. The arbitration proceeding was completed on February 15, 2018 and the parties await the decision of the arbitration tribunal.
Claims for personal injury have also been made against us associated with our metal-on-metal hip products (primarily our CONSERVE® product line). The pre-trial management of certain of these claims has been consolidated in the federal court system, in the United States District Court for the Northern District of Georgia under the MDL and certain other claims by the JCCP in state court in Los Angeles County, California (collectively the Consolidated Metal-on-Metal Claims).
As of December 31, 2017, there were approximately 800 lawsuits pending in the MDL and JCCP, and an additional 50 cases pending in various U.S. state courts. As of that date, we have also entered into approximately 700 so called “tolling agreements” with potential claimants who have not yet filed suit. The number of lawsuits pending in the MDL and JCCP and tolling agreements disclosed above includes the claims that have been resolved pursuant to the MSA and Second Settlement Agreements discussed below. Based on presently available information, we believe approximately 300 of these matters allege claims involving bilateral implants. As of December 31, 2017, there were also approximately 50 non-U.S. lawsuits pending. We believe we have data that supports the efficacy and safety of our metal-on-metal hip products.
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
The first state court metal-on-metal hip trial not part of the MDL or JCCP commenced on October 24, 2016, in St. Louis, Missouri. On November 3, 2016, the jury returned a verdict in our favor. The plaintiff appealed and the appellate court heard oral argument on November 8, 2017. On February 20, 2018, the Missouri Court of Appeals, Eastern District, denied the plaintiff’s appeal and upheld the verdict of the trial court.
On November 1, 2016, WMT entered into the MSA with Court-appointed attorneys representing plaintiffs in the MDL and JCCP. Under the terms of the MSA, the parties agreed to settle 1,292 specifically identified claims associated with CONSERVE®, DYNASTY® and LINEAGE® products that meet the eligibility requirements of the MSA and are either pending in the MDL or JCCP, or subject to court-approved tolling agreements in the MDL or JCCP, for a settlement amount of $240 million.
The $240 million settlement amount is a maximum settlement based on the pool of 1,292 specific, existing claims comprised of an identified mix of CONSERVE®, DYNASTY® and LINEAGE® products (Initial Settlement Pool), with a value assigned to each product type, resulting in a total settlement of $240 million for the 1,292 claims in the Initial Settlement Pool.
Actual settlements paid to individual claimants are determined under the claims administration procedures contained in the MSA and may be more or less than the amounts used to calculate the $240 million settlement for the 1,292 claims in the Initial Settlement Pool. However in no event will variations in actual settlement amounts payable to individual claimants affect WMT’s maximum settlement obligation of $240 million or the manner in which it may be reduced due to opt outs, final product mix, or elimination of ineligible claims.

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
During 2016 WMT escrowed $150 million to secure its obligations under the MSA, all of which had been paid as of December 31, 2017. As additional security, Wright Medical Group N.V., the indirect parent company of WMT, agreed to guarantee WMT’s obligations under the MSA.
On October 3, 2017, WMT entered into the Second Settlement Agreements with the Court-appointed attorneys representing plaintiffs in the MDL and JCCP. Under the terms of the Second Settlement Agreements, the parties agreed to settle 629 specifically identified CONSERVE®, DYNASTY® and LINEAGE® claims that meet the eligibility requirements of the Second Settlement Agreements and are either pending in the MDL or JCCP, or subject to court-approved tolling agreements in the MDL or JCCP, for a maximum settlement amount of $89.75 million. The comprehensive settlement amount was contingent on WMT’s recovery of new insurance proceeds totaling at least $35 million from applicable insurance carriers by December 31, 2017. On December 29, 2017, WMT entered into a First Amendment to the Third Settlement Agreement pursuant to which the deadline for the recovery of new insurance proceeds totaling at least $35 million from applicable insurance carriers was extended through February 28, 2018 and, on February 23, 2018, WMT entered into a Second Amendment to the Third Settlement Agreement pursuant to which the deadline was extended through March 30, 2018. To date, certain of the insurance carriers have contributed or agreed to contribute $20 million of funds applicable against the contingency.
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
The total maximum settlement amount of $89.75 million is allocated among the following three tranches: (1) Tranche 1: $7.9 million to settle 49 additional claims that would have been eligible to participate in the MSA but for the claim limit contained therein, which amount will be funded as such claims are settled; (2) Tranche 2: $5.1 million to settle 39 eligible claims of the oldest claimants (by age), which amount will be funded as such claims are settled; and (3) Tranche 3: $76.75 million to settle 511 eligible claims pending or tolled in the MDL and JCCP existing as of June 30, 2017, and 30 new eligible claims which were presented between July 1, 2017 and October 1, 2017, which amount will be funded as follows: $45 million by June 30, 2018 and $31.75 million by September 30, 2019. Actual funding may extend beyond these dates pending completion of claims administration processes. The Tranche 3 settlement is contingent upon WMT receiving at least $35 million of new insurance proceeds from applicable carriers by March 30, 2018. There is no contingency with respect to Tranches 1 and 2.
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
Each of the Second Settlement Agreements includes a 95% opt-in requirement, meaning WMT may terminate either Settlement Agreement prior to any settlement disbursement if claimants holding greater than 5% of eligible claims in Tranches 1 and 2, collectively, or claimants holding greater than 5% of eligible claims in Tranche 3 in the Second Settlement Final Settlement Pool, elect to “opt-out” of the settlement. On January 2, 2018, WMT received notification that 100% of the claimants in Tranches 1 and 2 opted-in. WMT is currently reviewing proof of claim documentation for these claimants and has until March 2, 2018 to confirm that the 95% opt-in requirement has been met. Claimants in Tranche 3 have until April 2, 2018 to opt into the Second Settlement Agreements.
While the Second Settlement Agreements did not require WMT to escrow any amount to secure its obligations thereunder, as additional security, Wright Medical Group N.V., the indirect parent company of WMT, agreed to guarantee WMT’s obligations under the Second Settlement Agreements.
The MSA (which reference includes the supplemental settlements described above) and the Second Settlement Agreements were entered into solely as a compromise of the disputed claims being settled and are not evidence that any claim has merit nor are they an admission of wrongdoing or liability by WMT. WMT will continue to vigorously defend metal-on-metal hip claims not settled pursuant to the above agreements. The Second Settlement Agreements are contingent upon the dismissal without prejudice of pending and tolled claims in the MDL and JCCP that do not meet the inclusion criteria of the MDL or JCCP. Additionally, the Second Settlement Agreements are contingent upon the dismissal without prejudice of all remaining non-revision claims in the MDL and JCCP, pursuant to a tolling agreement that tolls applicable statutes of limitation and repose for three months from a revision of the products or determination that a revision of the products is necessary. The MDL and JCCP courts have both entered orders closing these proceedings to new claims.
As of December 31, 2017, we estimate there were approximately 50 outstanding metal-on-metal hip revision claims that were not included in the MSA or Second Settlement Agreements, approximately 50 claims pending in U.S courts other than the MDL and JCCP, and approximately 50 claims pending in non-U.S. courts. We also estimate that there were approximately 600 outstanding metal-on-metal hip non-revision claims as of December 31, 2017. These non-revision cases were excluded from the MSA and Second Settlement Agreements. As a result of entering into the Second Settlement Agreements during the third quarter of 2017, we recorded an additional accrual of $82.7 million for the 629 matters included within the settlement and for matters that have the same eligibility criteria.
As of December 31, 2017, our accrual for metal-on-metal claims totaled $177.5 million, of which $127.4 million is included in our consolidated balance sheet within “Accrued expenses and other current liabilities” and $50.1 million is included within “Other liabilities.” Our accrual is based on (i) case by case accruals for specific cases where facts and circumstances warrant, and (ii) the implied settlement values for eligible claims under the MSA or Second Settlement Agreements. We are unable to reasonably estimate the high-end of a possible range of loss for claims which elected or will elect to opt-out of the MSA or Second Settlement Agreements. Claims we can confirm would meet MSA or Second Settlement Agreements eligibility criteria but are excluded from the settlements due to the maximum settlement cap, or because they are state cases not part of the MDL or JCCP, have been accrued as of the respective settlement rates. Due to the general uncertainties surrounding all metal-on metal claims as noted above, as well as insufficient information about individual claims, we are presently unable to reasonably estimate a range of loss for future claims; hence we have not accrued for these claims at the present time.
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
We have maintained product liability insurance coverage on a claims-made basis. During the fiscal quarter ended September 30, 2012, we received a customary reservation of rights from our primary product liability insurance carrier asserting that certain present and future claims which allege certain types of injury related to our CONSERVE® metal-on-metal hip products

(CONSERVE® Claims) would be covered as a single occurrence under the policy year the first such claim was asserted. The effect of this coverage position would be to place CONSERVE® Claims into a single prior policy year in which applicable claims-made coverage was available, subject to the overall policy limits then in effect. Management agrees that there is insurance coverage for the CONSERVE® Claims, but has notified the carrier that it disputes the carrier's characterization of the CONSERVE® Claims as a single occurrence
In June 2014, Travelers, which was an excess carrier in our coverage towers across multiple policy years, filed a declaratory judgment action in Tennessee state court naming us and certain of our other insurance carriers as defendants and asking the court to rule on the rights and responsibilities of the parties with regard to the CONSERVE® Claims. Among other things, Travelers appeared to dispute our contention that the CONSERVE® Claims arise out of more than a single occurrence thereby triggering multiple policy periods of coverage.  Travelers further sought a determination as to the applicable policy period triggered by the alleged single occurrence.  We filed a separate lawsuit in state court in California for declaratory judgment against certain carriers and breach of contract against the primary carrier, and moved to dismiss or stay the Tennessee action on a number of grounds, including that California is the most appropriate jurisdiction. During the third quarter of 2014, the California Court granted Travelers' motion to stay our California action. On April 29, 2016, we filed a dispositive motion seeking partial judgment in our favor in the Tennessee action, which motion is pending and has been referred to a Special Master to consider the parties’ arguments. On June 10, 2016, Travelers withdrew its motion for summary judgment in the Tennessee action. One of the other insurance companies in the Tennessee action has stated that it will re-file a similar motion in the future.
In March 2017, Lexington, which had been dismissed from the Tennessee action, requested arbitration under five Lexington insurance policies in connection with the CONSERVE® Claims. We subsequently engaged in discussions and correspondence with Lexington about the scope of the requested arbitration(s). On or about October 27, 2017, Lexington filed an Application for Order to Compel Arbitration in the Commonwealth of Massachusetts, Suffolk County Superior Court, naming WMT, Wright Medical Group, Inc., and Wright Medical Group N.V. We opposed the Application, which remains pending.
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
On December 13, 2016, we filed a motion in the Tennessee action described above to include allegations of bad faith against the primary insurance carrier.  The motion was subsequently amended on February 8, 2017 to add similar bad faith claims against the remaining excess carriers.  On April 13, 2017, the Court denied our motion, without prejudice to our right to re-assert the motion at a later time. On August 29, 2017, we refiled the motion to add a bad faith claim against the primary and excess insurance carriers. The Court granted our motion on October 19, 2017 and, on October 23, 2017, we filed amended cross-claims alleging bad faith against all of the insurance carriers. On November 9, 2017, our primary insurance carrier brought a motion to dismiss and strike our bad faith claim. The remaining excess carriers either joined the primary insurer’s motion or brought their own separate motions. On December 22, 2017 and December 29, 2017, we opposed the insurers’ motions to dismiss and strike our claim for bad faith. The motions remain pending.
As part of the settlement with the Three Settling Insurers, the Three Settling Insurers bought back from WMT their policies in the five policy years beginning with the August 15, 2007- August 15, 2008 policy year (Repurchased Policy Years). Consequently, the Wright Entities have no further coverage from the Three Settling Insurers for any present or future claims falling in the Repurchased Policy Years, or any other period in which a released claim is asserted. Additionally, the Insurance Settlement Agreement contains a so-called most favored nation provision which could require us to refund a pro rata portion of the settlement amount if we voluntarily enter into a settlement with the remaining carriers in the Repurchased Policy Years on certain terms more favorable than analogous terms in the Insurance Settlement Agreement. The Tennessee action will continue as to the remaining defendant insurers other than the Three Settling Insurers. The amount due to the Wright Entities under the Insurance Settlement Agreement was paid in the fourth quarter of 2016 and the Three Settling Insurers have been dismissed from the Tennessee action.
On February 22, 2018, we and certain of our subsidiaries entered into the Second Insurance Settlement Agreement with Federal, pursuant to which Federal agreed to pay us an aggregate of $15 million (in addition to $5 million previously paid by Federal) in a lump sum on or before the 10th business day after execution of the Second Insurance Settlement Agreement. This amount will be in full satisfaction of all potential liability of Federal relating to designated metal-on-metal hip claims, including but not limited to all claims asserted by our subsidiary WMT against Federal in the previously disclosed insurance coverage litigation. We have recorded a $15 million receivable as a result of this agreement within “Other current assets” as of December 31, 2017. On February 9, 2018, the Tennessee action was stayed for 60 days to allow Wright and Federal to finalize and document their settlement and for the remaining parties to negotiate potential settlement of all remaining claims.

As of December 31, 2017, we have received $78.4 million of insurance proceeds, including the above amount from the Three Settling Insurers, and our insurance carriers have paid a total of $6.7 million directly to claimants in connection with various settlements, which represents amounts undisputed by the carriers. Except as provided in the Insurance Settlement Agreement and the Second Insurance Settlement Agreement, our acceptance of the insurance proceeds was not a waiver of any other claim we may have against the insurance carriers. However, the amount we ultimately receive will depend on the outcome of our dispute with the remaining carriers (other than the Three Settling Carriers and Federal) concerning the number of policy years available. We believe our contracts with the insurance carriers are enforceable for these claims; and, therefore, we believe it is probable we will receive additional recoveries from the remaining carriers. Settlement discussions with the remaining insurance carriers continue.
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
In June 2015, a jury returned a $4.4 million verdict against us in a case involving a fractured hip implant stem sold prior to the MicroPort closing.  This was a one-of-a-kind case unrelated to the modular neck fracture cases we have been reporting. There are no other cases pending related to this component, nor are we aware of other instances where this component has fractured. In September 2015, the trial judge reduced the jury verdict to $1.025 million and indicated that if the plaintiff did not accept the reduced award he would schedule a new trial solely on the issue of damages. The plaintiff elected not to accept the reduced damage award, and both parties have appealed. The Court has not set a date for a new trial on the issue of damages and we do not expect it will do so until the appeals are adjudicated. We will maintain our current $4.4 million accrual as a probable liability until the matter is resolved. The $4.4 million probable liability associated with this matter is reflected within “Accrued expenses and other current liabilities,” and a $4 million receivable associated with the probable recovery from product liability insurance is reflected within “Other current assets.” On November 14, 2017, our primary insurance carrier agreed to defend and indemnify us in connection with this lawsuit under a reservation of rights. On January 9, 2018, the California appellate court heard oral argument on the parties’ cross-appeals.
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
In December 2017, the United States enacted new legislation under the 2017 Tax Act which included significant provision changes in the U.S. including, but not limited to, lowering the federal statutory rate to 21% beginning in January 2018, changing the net operating loss carryforward period and introducing a limitation on usage of these attributes, repealing the alternative minimum tax (AMT) system, and imposing a one-time toll charge on a U.S. shareholder’s cumulative undistributed post-1986 earnings of foreign subsidiaries. We are required to recognize the effect of any tax law changes during the period of enactment including re-measuring any deferred tax assets and liabilities based on when these attributes are expected to be realized in the future and re-analyzing positive and negative evidence regarding the realizability of deferred tax assets. Also in December 2017, the SEC issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows us to record provisional amounts under a one-year measurement period to consider upcoming guidance and interpretations and to complete further analysis that may affect our current estimates in our consolidated financial statements within the next year.
Our valuation allowance balances totaled $366.8 million and $479.4 million as of December 31, 2017 and December 25, 2016, respectively, due to uncertainties related to our ability to realize, before expiration, certain of our deferred tax assets for both U.S. and foreign income tax purposes.
As a multinational corporation, we are subject to taxation in many jurisdictions and the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. In accordance with ASC 740 Income Taxes, we recognize the tax effects of an income tax position only if they are “more-likely-than-not” to be sustained based solely on the technical merits as of the reporting date. If we ultimately determine that the payment of these liabilities will be unnecessary, we will reverse the liability and recognize a tax benefit in the period in which we determine the liability no longer applies. Conversely, we record additional tax charges in a period in which we determine that a recorded tax liability is less than we expect the ultimate assessment to be. Our unrecognized tax benefits totaled $6.0 million and $8.1 million as of December 31, 2017 and December 25, 2016, respectively.
Share-based compensation. We calculate the grant date fair value of restricted stock units and performance share units as the closing sale price of our ordinary shares on the grant date, as reported by the Nasdaq Global Select Market. Share-based compensation expense associated with outstanding performance share units is measured using the grant date fair value and is based on the estimated achievement of the established performance criteria at the end of each reporting period until the performance period ends, recognized on a straight-line basis over the performance period. Share-based compensation expense is only recognized for performance share units that we expect to vest, which we estimate based upon an assessment of the probability that the performance criteria will be achieved. The performance share units granted during the fiscal year ended December 31, 2017 have a three-year performance-based metric measured over a performance period from June 26, 2017 to June 28, 2020. Share-based compensation expense associated with outstanding performance share units is updated for actual forfeitures.
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
We estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting forfeitures and record share-based compensation expense only for those awards that are expected to vest. All share-based awards are amortized on a straight-line basis over their respective requisite service periods, which are generally the vesting periods.
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
Borrowings under our ABL Facility bear interest at variable rates. The interest rate margin applicable to borrowings under the ABL Facility is, at the option of the Borrowers, equal to either (a) 3.25% for base rate loans or (b) 4.25% for LIBOR rate loans, subject to a 0.75% LIBOR floor. As of December 31, 2017, we had $53.6 million of borrowings under our ABL Facility. Based upon this debt level, and the LIBOR floor on our interest rate, a 100 basis point increase in the annual interest rate on such borrowings would have an immaterial impact on our interest expense on an annual basis.
Our exposure to interest rate risk arises principally from the interest rates associated with our invested cash balances. On December 31, 2017, we had invested cash and cash equivalents of approximately $167.7 million. We believe that a 10 basis point change in interest rates is reasonably possible in the near term. Based on our current level of investment, an increase or decrease of 10 basis points in interest rates would have an annual impact of approximately $0.2 million to our interest income.
As of December 31, 2017, we had outstanding $587.5 million and $395.0 million principal amount of our 2020 and 2021 Notes, respectively. We carry these instruments at face value less unamortized discount on our consolidated balance sheets. Since these instruments bear interest at a fixed rate, we have no financial statement risk associated with changes in interest rates. However, the fair value of these instruments fluctuates when interest rates change, and when the market price of our ordinary shares fluctuates. We do not carry the 2020 and 2021 Notes at fair value, but present the fair value of the principal amount of our 2020 and 2021 Notes for disclosure purposes.
Equity Price Risk
On February 13, 2015, WMG issued $632.5 million of the 2020 Notes, which generated net proceeds of approximately $613 million. The holders of the 2020 Notes may convert their 2020 Notes into cash upon the satisfaction of certain circumstances as described in Note 9. The conversion and settlement provisions of the 2020 Notes are based on the price of our ordinary shares at conversion or at maturity of the notes. In addition, the hedges and warrants associated with these convertible notes also include settlement provisions that are based on the price of our ordinary shares. The amount of cash we may be required to pay, or the number of shares we may be required to provide to note holders at conversion or maturity of these notes, is determined by the price of our ordinary shares. The amount of cash that we may receive from hedge counterparties in connection with the related hedges and the number of shares that we may be required to provide warrant counterparties in connection with the related warrants are also determined by the price of our ordinary shares.
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

(in thousands)
	Fair value of security given a 10% decrease in share price	Fair value of security as of December 31, 2017	Fair value of security given a 10% increase in share price
2020 Notes Hedges (Asset)	$29,871	$45,033	$63,590
2020 Notes Conversion Derivative (Liability)	$28,619	$44,132	$63,350
On May 20, 2016, we issued $395.0 million aggregate principal amount of the 2021 Notes. The holders of the 2021 Notes may convert their 2021 Notes into cash upon the satisfaction of certain circumstances as described in Note 9. The conversion and settlement provisions of the 2021 Notes are based on the price of our ordinary shares at conversion or at maturity of the notes. In addition, the hedges and warrants associated with these convertible notes also include settlement provisions that are based on the price of our ordinary shares. The amount of cash we may be required to pay, or the number of shares we may be required to provide to note holders at conversion or maturity of these notes, is determined by the price of our ordinary shares. The amount of cash that we may receive from hedge counterparties in connection with the related hedges and the number of shares that we may be required to provide warrant counterparties in connection with the related warrants are also determined by the price of our ordinary shares.
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

(in thousands)
	Fair value of security given a 10% decrease in share price	Fair value of security as of December 31, 2017	Fair value of security given a 10% increase in share price
2021 Notes Hedges (Asset)	$99,791	$127,063	$156,415
2021 Notes Conversion Derivative (Liability)	$96,539	$126,148	$158,159
Foreign Currency Exchange Rate Fluctuations
Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our financial results. Approximately 23% of our net sales from continuing operations were denominated in foreign currencies during the fiscal year ended December 31, 2017 and we expect that foreign currencies will continue to represent a similarly significant percentage of our net sales in the future. The cost of sales related to these sales is primarily denominated in U.S. dollars; however, operating costs related to these sales are largely denominated in the same respective currencies, thereby partially limiting our transaction risk exposure. For sales not denominated in U.S. dollars, an increase in the rate at which a foreign currency is exchanged for U.S.

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
In 2017, approximately 90% of our net sales denominated in foreign currencies were derived from European Union countries, which are denominated in the Euro; from the United Kingdom, which are denominated in the British pound; from Australia which are denominated in Australian dollar; and from Canada, which are denominated in the Canadian dollar. Additionally, we have significant intercompany receivables, payables, and debt from our foreign subsidiaries that are denominated in foreign currencies, principally the Euro, the Japanese yen, the British pound, the Australian dollar, and the Canadian dollar. Our principal exchange rate risk, therefore, exists between the U.S. dollar and the Euro, British pound, Australian dollar, and the Canadian dollar. Fluctuations from the beginning to the end of any given reporting period result in the revaluation of our foreign currency-denominated intercompany receivables, payables, and debt generating currency translation gains or losses that impact our non-operating income and expense levels in the respective period.
As discussed in Note 6 to the consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data,” during 2017 we entered into certain short-term derivative financial instruments in the form of foreign currency forward contracts. These forward contracts are designed to mitigate our exposure to currency fluctuations in our intercompany balances denominated currently in Euros, British pounds, and Canadian dollars. Any change in the fair value of these forward contracts as a result of a fluctuation in a currency exchange rate is expected to be offset by a change in the value of the intercompany balance. These contracts are effectively closed at the end of each reporting period.
A uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which our transactions are denominated would have resulted in an increase in operating income of approximately $2.4 million for the fiscal year ended December 31, 2017. This hypothetical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. This sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices, which can also be affected by the change in exchange rates. We plan to discontinue our foreign currency forward contracts derivative program in 2018.

Item 8. Financial Statements and Supplementary Data.

Wright Medical Group N.V. Consolidated Financial Statements for the Fiscal Years Ended December 31, 2017, December 25, 2016, and December 27, 2015 Index to Financial Statements

Page
Reports of Independent Registered Public Accounting Firm	86
Consolidated Financial Statements:
Consolidated Balance Sheets	88
Consolidated Statements of Operations	89
Consolidated Statements of Comprehensive Loss	90
Consolidated Statements of Cash Flows	91
Consolidated Statements of Changes in Shareholders’ Equity	93
Notes to Consolidated Financial Statements	94

Report of Independent Registered Public Accounting Firm
The Shareholders and Board of Directors
Wright Medical Group N.V.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Wright Medical Group N.V. and subsidiaries (the Company) as of December 31, 2017 and December 25, 2016, and the related consolidated statements of operations, comprehensive loss, cash flows and shareholders’ equity for the years ended December 31, 2017, December 25, 2016, and December 27, 2015, and the related notes and the financial statement schedule (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and December 25, 2016, and the results of their operations and their cash flows for the years ended December 31, 2017, December 25, 2016, and December 27, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statement are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP
We have served as the Company’s auditor since 2002.
Memphis, Tennessee
February 27, 2018

Report of Independent Registered Public Accounting Firm
The Shareholders and Board of Directors
Wright Medical Group N.V.:
Opinion on Internal Control Over Financial Reporting
We have audited Wright Medical Group N.V. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and December 25, 2016, and the related consolidated statements of operations, comprehensive loss, cash flows and shareholders’ equity for the years ended December 31, 2017, December 25, 2016, and December 27, 2015, and the related notes and the financial statement schedule (collectively, the “consolidated financial statements”), and our report dated February 27, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A of the Company’s Annual Report on Form 10-K as of December 31, 2017. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP
Memphis, Tennessee
February 27, 2018

Wright Medical Group N.V. Consolidated Balance Sheets (In thousands, except share data)

	December 31, 2017	December 25, 2016
Assets:
Current assets:
Cash and cash equivalents	$167,740	$262,265
Restricted cash (Note 17)	—	150,000
Accounts receivable, net	130,610	130,602
Inventories (Note 5)	168,144	150,849
Prepaid expenses	13,555	11,678
Other current assets	86,845	54,231
Total current assets	566,894	759,625

Property, plant and equipment, net (Note 7)	212,379	201,732
Goodwill (Note 8)	933,662	851,042
Intangible assets, net (Note 8)	231,001	231,797
Deferred income taxes (Note 11)	937	1,498
Other assets	183,851	244,892
Total assets	$2,128,724	$2,290,586
Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$41,831	$32,866
Accrued expenses and other current liabilities (Note 12)	314,558	407,704
Current portion of long-term obligations (Note 9)	58,906	33,948
Total current liabilities	415,295	474,518

Long-term debt and capital lease obligations (Note 9)	836,208	780,407
Deferred income taxes (Note 11)	15,780	27,550
Other liabilities (Note 12)	272,745	321,247
Total liabilities	1,540,028	1,603,722
Commitments and contingencies (Note 16)
Shareholders’ equity:
Ordinary shares, €0.03 par value, authorized: 320,000,000 shares; issued and outstanding: 105,807,424 shares at December 31, 2017 and 103,400,995 shares at December 25, 2016	3,896	3,815
Additional paid-in capital	1,971,347	1,908,749
Accumulated other comprehensive income (loss)	22,290	(19,461)
Accumulated deficit	(1,408,837)	(1,206,239)
Total shareholders’ equity	588,696	686,864
Total liabilities and shareholders’ equity	$2,128,724	$2,290,586

The accompanying notes are an integral part of these consolidated financial statements.

Wright Medical Group N.V. Consolidated Statements of Operations (In thousands, except per share data)

	Fiscal year ended
	December 31, 2017	December 25, 2016	December 27, 2015
Net sales	$744,989	$690,362	$405,326
Cost of sales [1,2]	160,947	192,407	113,622
Gross profit	584,042	497,955	291,704
Operating expenses:
Selling, general and administrative [2]	525,222	541,558	424,377
Research and development [2]	50,115	50,514	39,339
Amortization of intangible assets	28,396	28,841	16,754
Total operating expenses	603,733	620,913	480,470
Operating loss	(19,691)	(122,958)	(188,766)
Interest expense, net	74,644	58,530	41,358
Other expense (income), net	5,570	(3,148)	10,884
Loss from continuing operations before income taxes	(99,905)	(178,340)	(241,008)
Benefit for income taxes (Note 11)	(34,968)	(13,406)	(3,652)
Net loss from continuing operations	(64,937)	(164,934)	(237,356)
Loss from discontinued operations, net of tax (Note 4)	(137,661)	(267,439)	(61,345)
Net loss	$(202,598)	$(432,373)	$(298,701)

Net loss from continuing operations per share-basic and diluted (Note 13): [3]	$(0.62)	$(1.60)	$(3.66)
Net loss from discontinued operations per share-basic and diluted (Note 13): [3]	$(1.32)	$(2.60)	$(0.95)
Net loss per share-basic and diluted (Note 13): [3]	$(1.94)	$(4.20)	$(4.61)

Weighted-average number of ordinary shares outstanding-basic and diluted [3]	104,531	102,968	64,808
___________________________

[1]	Cost of sales includes amortization of inventory step-up adjustment of $37.7 million and $10.3 million for the fiscal year ended December 25, 2016 and December 27, 2015, respectively.

[2]	These line items include the following amounts of non-cash, share-based compensation expense for the periods indicated:

	Fiscal year ended
	December 31, 2017	December 25, 2016	December 27, 2015
Cost of sales	$565	$414	$287
Selling, general and administrative	17,705	13,216	22,777
Research and development	1,123	786	1,900

[3]	The 2015 weighted-average shares outstanding includes additional shares issued on October 1, 2015 as part of the Wright/Tornier merger as described in Note 13.
The accompanying notes are an integral part of these consolidated financial statements.

Wright Medical Group N.V.
Consolidated Statements of Comprehensive Loss
(In thousands)

	Fiscal year ended
	December 31, 2017	December 25, 2016	December 27, 2015

Net loss	$(202,598)	$(432,373)	$(298,701)

Other comprehensive income (loss), net of tax:
Changes in foreign currency translation	41,751	(8,977)	(12,882)
Other comprehensive income (loss)	41,751	(8,977)	(12,882)

Comprehensive loss	$(160,847)	$(441,350)	$(311,583)

The accompanying notes are an integral part of these consolidated financial statements.

Wright Medical Group N.V. Consolidated Statements of Cash Flows (In thousands)

	Fiscal year ended
	December 31, 2017	December 25, 2016	December 27, 2015
Operating activities:
Net loss	$(202,598)	$(432,373)	$(298,701)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	56,832	56,782	29,481
Share-based compensation expense (Note 14)	19,393	14,416	24,964
Amortization of intangible assets	28,396	29,180	16,922
Amortization of deferred financing costs and debt discount	50,379	40,487	27,600
Deferred income taxes (Note 11)	(13,791)	(20,583)	(3,087)
Provision for excess and obsolete inventory	19,171	22,046	14,218
Write-off of deferred financing costs	—	12,343	25,101
Amortization of inventory step-up adjustment	—	41,503	11,356
Non-cash adjustment to derivative fair value	(4,797)	(28,273)	(10,045)
Loss on sale of business (Note 4)	—	21,342	—
Mark-to-market adjustment for CVRs (Note 2)	5,320	8,688	(7,571)
Reduction of insurance receivable	—	—	25,000
Other	1,385	4,425	4,780
Changes in assets and liabilities (net of acquisitions):
Accounts receivable	2,483	(1,118)	(13,078)
Inventories	(29,526)	(187)	(24,695)
Prepaid expenses and other current assets	(22,744)	22,441	(10,471)
Accounts payable	6,260	1,495	(2,919)
Accrued expenses and other liabilities	(21,834)	(11,251)	23,258
CVR payment in excess of value assigned as part of PPA	—	—	(27,983)
Metal on metal product liabilities (Note 16)	(79,139)	256,461	—
Net cash (used in) provided by operating activities	(184,810)	37,824	(195,870)
Investing activities:
Capital expenditures	(63,474)	(50,099)	(43,666)
Acquisition of businesses, net of cash acquired	(44,128)	—	(4,905)
Purchase of intangible assets	(2,099)	(4,845)	(82)
Cash acquired from merger with Tornier	—	—	30,117
Sales and maturities of available-for-sale marketable securities	—	—	2,566
Proceeds from sale of assets	280	—	—
Proceeds from sale of businesses	—	20,703	—
Net cash used in investing activities	(109,421)	(34,241)	(15,970)
Financing activities:
Issuance of ordinary shares	27,551	8,460	3,513
Proceeds from stock warrants	—	54,629	87,072
Payment of note hedge options	—	(99,816)	(144,843)
Repurchase of stock warrants	—	(3,319)	(59,803)
Payment of notes premium	—	(1,619)	(49,152)
Proceeds from notes hedge options	—	3,892	69,764
Payment of debt acquired from merger with Tornier	—	—	(81,367)
Proceeds from other debt	34,901	425,821	632,500
Payments of debt	(11,517)	—	—
Redemption of convertible notes	—	(102,974)	(240,000)
Payments of deferred financing costs and equity issuance costs	—	(11,108)	(20,081)
Payment of contingent consideration	(1,429)	(1,035)	(70,120)
Payments of capital leases	(2,690)	(2,514)	(621)
Net cash provided by financing activities	46,816	270,417	126,862

Wright Medical Group N.V. Consolidated Statements of Cash Flows (Continued) (In thousands)

	Fiscal year ended
	December 31, 2017	December 25, 2016	December 27, 2015
Effect of exchange rates on cash, cash equivalents and restricted cash	$2,890	$(1,539)	$(2,544)

Net (decrease) increase in cash, cash equivalents and restricted cash	(244,525)	272,461	(87,522)

Cash, cash equivalents and restricted cash, beginning of year	412,265	139,804	227,326

Cash, cash equivalents and restricted cash, end of year (Note 17)	$167,740	$412,265	$139,804

The accompanying notes are an integral part of these consolidated financial statements.

Wright Medical Group N.V.
Consolidated Statements of Changes in Shareholders’ Equity
For the fiscal years ended December 27, 2015, December 25, 2016, and December 31, 2017
(In thousands, except share data)

	Ordinary shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholders' equity
	Number of shares	Amount
Balance at December 31, 2014 [1]	52,913,093	$2,101	$749,469	$(475,165)	$2,398	$278,803
2015 Activity:
Net loss	—	—	—	(298,701)	—	(298,701)
Foreign currency translation	—	—	—	—	(12,882)	(12,882)
Issuances of ordinary shares	160,306	6	3,514	—	—	3,520
Ordinary shares issued in connection with Tornier merger	49,569,007	1,666	1,032,570	—	—	1,034,236
Grant of restricted stock awards	5,246	—	—	—	—	—
Forfeitures of restricted stock awards	(5,869)	—	—	—	—	—
Vesting of restricted stock units	30,895	17	(17)	—	—	—
Share-based compensation	—	—	24,803	—	—	24,803
Issuance of stock warrants, net of equity issuance costs	—	—	25,247	—	—	25,247
Balance at December 27, 2015	102,672,678	$3,790	$1,835,586	$(773,866)	$(10,484)	$1,055,026
2016 Activity:
Net loss	—	—	—	(432,373)	—	(432,373)
Foreign currency translation	—	—	—	—	(8,977)	(8,977)
Issuances of ordinary shares	440,355	15	8,455	—	—	8,470
Vesting of restricted stock units	287,962	10	(10)	—	—	—
Share-based compensation	—	—	14,406	—	—	14,406
Issuance of stock warrants, net of repurchases and equity issuance costs	—	—	50,312	—	—	50,312
Balance at December 25, 2016	103,400,995	$3,815	$1,908,749	$(1,206,239)	$(19,461)	$686,864
2017 Activity:
Net loss	—	—	—	(202,598)	—	(202,598)
Foreign currency translation	—	—	—	—	41,751	41,751
Issuances of ordinary shares	1,352,549	45	27,506	—	—	27,551
Shares issued in connection with IMASCAP acquisition	661,753	23	15,620	—	—	15,643
Vesting of restricted stock units	392,127	13	(13)	—	—	—
Share-based compensation	—	—	19,485	—	—	19,485
Balance at December 31, 2017	105,807,424	$3,896	$1,971,347	$(1,408,837)	$22,290	$588,696

[1]	During 2015, the 2014 balances of ordinary shares and additional paid in capital were restated to meet post-merger conversion values as further described within Note 13.
The accompanying notes are an integral part of these consolidated financial statements.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business
Wright Medical Group N.V. is a global medical device company focused on extremities and biologics products. We are committed to delivering innovative, value-added solutions improving quality of life for patients worldwide and are a recognized leader of surgical solutions for the upper extremities (shoulder, elbow, wrist and hand), lower extremities (foot and ankle) and biologics markets, three of the fastest growing segments in orthopaedics. We market our products in approximately 50 countries worldwide.
Our global corporate headquarters are located in Amsterdam, the Netherlands. We also have significant operations located in Memphis, Tennessee (U.S. headquarters, research and development, sales and marketing administration, and administrative activities); Bloomington, Minnesota (upper extremities sales and marketing and warehousing operations); Arlington, Tennessee (manufacturing and warehousing operations); Franklin, Tennessee (manufacturing and warehousing operations); Montbonnot, France (manufacturing and warehousing operations); Plouzané, France (research and development); and Macroom, Ireland (manufacturing). In addition, we have local sales and distribution offices in Canada, Australia, Asia, Latin America, and throughout Europe. For purposes of this report, references to “international” or “foreign” relate to non-U.S. matters while references to “domestic” relate to U.S. matters.
Upon completion of the Wright/Tornier merger effective October 1, 2015, Robert J. Palmisano, former President and Chief Executive Officer (CEO) of legacy Wright, became President and CEO of the combined company, and Lance A. Berry, former Senior Vice President (SVP) and Chief Financial Officer (CFO) of legacy Wright, became SVP and CFO. Immediately upon completion of the merger, legacy Wright shareholders owned approximately 52% of the combined company and legacy Tornier shareholders owned approximately 48% of the combined company, and our board of directors was comprised of five representatives from legacy Wright's board of directors and five representatives from legacy Tornier's board of directors. In connection with the merger, the trading symbol for our ordinary shares changed from “TRNX” to “WMGI.” Because of these and other facts and circumstances, the merger was accounted for as a “reverse acquisition” under US GAAP, and as such, legacy Wright was considered the acquiring entity for accounting purposes. Therefore, legacy Wright’s historical results of operations replaced legacy Tornier’s historical results of operations for all periods prior to the merger. More specifically, the accompanying consolidated financial statements for periods prior to the merger are those of legacy Wright and its subsidiaries, and for periods subsequent to the merger also include legacy Tornier and its subsidiaries.
Our fiscal year-end is generally determined on a 52-week basis and runs from the Monday nearest to the 31st of December of a year, and ends on the Sunday nearest to the 31st of December of the following year. Every few years, it is necessary to add an extra week to the year making it a 53-week period. The fiscal year ended December 31, 2017 was a 53-week period. References in this report to a particular year generally refer to the applicable fiscal year. Accordingly, references to “2017” or “the year ended December 31, 2017” mean the fiscal year ended December 31, 2017.
The consolidated financial statements and accompanying notes present our consolidated results for each of the fiscal years in the three-year period ended December 31, 2017, December 25, 2016, and December 27, 2015.
All amounts are presented in U.S. dollars ($), except where expressly stated as being in other currencies, e.g., Euros (€).
References in these notes to consolidated financial statements to “we,” “our” and “us” refer to Wright Medical Group N.V. and its subsidiaries after the Wright/Tornier merger and Wright Medical Group, Inc. and its subsidiaries before the merger.
2. Summary of Significant Accounting Policies
Principles of consolidation. The accompanying consolidated financial statements include our accounts and those of our controlled subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.
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
Discontinued operations. On October 21, 2016, pursuant to a binding offer letter dated as of July 8, 2016, Tornier France SAS and certain other entities related to us and Corin entered into a business sale agreement and simultaneously completed and closed the sale of our Large Joints business. Pursuant to the terms of the agreement, we sold substantially all of our assets related to our Large Joints business to Corin for approximately €29.7 million in cash, less approximately €11.1 million for net working capital adjustments. Upon closing, the parties also executed a transitional services agreement and supply agreement, among other ancillary

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

agreements required to implement the transaction. These agreements were on arm’s length terms and were not material to our financial statements.
On January 9, 2014, pursuant to an Asset Purchase Agreement, dated as of June 18, 2013 (the MicroPort Agreement), by and among us and MicroPort, we completed the divesture and sale of our business operations operating under our prior OrthoRecon operating segment (the OrthoRecon Business) to MicroPort. Pursuant to the terms of the MicroPort Agreement, the purchase price (as defined in the agreement) for the OrthoRecon Business was approximately $283 million (including a working capital adjustment), which MicroPort paid in cash.
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
Restricted cash. Amounts included in restricted cash at December 25, 2016 represent those that were required to be held in a restricted escrow account by a contractual agreement to secure the obligations of WMT under the MSA as described in Note 16. For additional information regarding restricted cash, see Note 17.
Inventories. Our inventories are valued at the lower of cost or market on a FIFO basis. Inventory costs include material, labor costs, and manufacturing overhead. Our excess and obsolete inventory reserve is based on both the current age of kit inventory as compared to its estimated life cycle and our forecasted product demand and production requirements for other inventory items for the next 36 months.
Total charges incurred to write down excess and obsolete inventory to net realizable value included in “Cost of sales” were approximately $19.2 million, $21.5 million, and $14.2 million for the fiscal years ended December 31, 2017, December 25, 2016, and December 27, 2015, respectively. During the fiscal years ended December 31, 2017 and December 25, 2016, our excess and obsolete charges included product rationalization initiative adjustments of $3.1 million and $4.1 million, respectively. During the year ended December 27, 2015, our excess and obsolete inventory charges included $4.1 million related to a change in estimate.
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

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Property, plant and equipment. Our property, plant and equipment is stated at cost. Depreciation, which includes amortization of assets under capital lease, is generally provided on a straight-line basis over the estimated useful lives generally based on the following categories:

Land improvements	15	to	25	years
Buildings and building improvements	10	to	40	years
Machinery and equipment	3	to	14	years
Furniture, fixtures and office equipment	3	to	14	years
Surgical instruments			6	years
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
Intangible assets and goodwill. Goodwill is recognized for the excess of the purchase price over the fair value of net assets of businesses acquired. FASB ASC 350-30-35-18 requires companies to evaluate for impairment intangible assets not subject to amortization, such as our IPRD assets, if events or changes in circumstances indicate than an asset might be impaired. Further, FASB ASC 350-20-35-30 requires companies to evaluate goodwill and intangibles not subject to amortization for impairment between annual impairment tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Unless circumstances otherwise dictate, the annual impairment test is performed on October 1 each year. See Note 8 for discussion of our 2017 goodwill impairment analysis.
Our intangible assets with estimable useful lives are amortized on a straight-line basis over their respective estimated useful lives to their estimated residual values. This method of amortization approximates the expected future cash flow generated from their use. Finite-lived intangibles are reviewed for impairment in accordance with FASB ASC Section 360, Property, Plant and Equipment (FASB ASC 360). The weighted average amortization periods for our intangible assets are as follows:

Completed technology	10	years
Distribution channels	5	years
Trademarks	4	years
Licenses	11	years
Customer relationships	18	years
Non-compete agreements	4	years
Other intangible assets	3	years
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
The majority of our accounts receivable are from hospitals and surgery centers. Our collection history has been favorable with minimal bad debts from these customers. We write-off accounts receivable when we determine that the accounts receivable are uncollectible, typically upon customer bankruptcy or the customer’s non-response to repeated collection efforts. Our allowance for doubtful accounts totaled $4.3 million and $4.5 million at December 31, 2017 and December 27, 2016, respectively.
Concentration of credit risk. Financial instruments that potentially subject us to concentrations of credit risk consist principally of accounts receivable. Management attempts to minimize credit risk by reviewing customers’ credit history before extending credit and by monitoring credit exposure on a regular basis. Collateral or other security is generally not required for accounts receivable.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Concentrations of supply of raw material. We rely on a limited number of suppliers for the components used in our products. For certain human biologic products, such as Allomatrix®, we depend on one supplier of demineralized bone matrix and cancellous bone matrix. We rely on one supplier for our GRAFTJACKET® family of soft tissue repair and graft containment products. We maintain adequate stock from these suppliers in order to meet market demand. Additionally, we have other soft tissue repair products which include our CONEXA™ Reconstructive Tissue Matrix, ACTISHIELD™ and ACTISHIELD™ CF Amniotic Barrier Membranes, VIAFLOW™ and VIAFLOW™ C Flowable Placental Tissue Matrices, BIOFIBER® biologic absorbable scaffold products, and PHANTOM FIBER™ high strength, resorbable suture products.
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
In December 2017, the United States enacted new legislation under the 2017 Tax Act which included significant provision changes in the U.S. including, but not limited to, lowering the federal statutory rate to 21% beginning in January 2018, changing the net operating loss carryforward period and introducing a limitation on usage of these attributes, repealing the AMT system, and imposing a one-time toll charge on a U.S. shareholder’s cumulative undistributed post-1986 earnings of foreign subsidiaries. We are required to recognize the effect of any tax law changes during the period of enactment including re-measuring any deferred tax assets and liabilities based on when these attributes are expected to be realized in the future and re-analyzing positive and negative evidence regarding the realizability of deferred tax assets. Also in December 2017, the SEC issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows us to record provisional amounts under a one-year measurement period to consider upcoming guidance and interpretations and to complete further analysis that may affect our current estimates in our consolidated financial statements within the next year.
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
During the fiscal quarter ended December 27, 2015, following the Wright/Tornier merger, we changed our estimate of uninvoiced revenue. While we have generally recognized revenue at the time that the product was surgically implanted, from a timing perspective, we now recognize revenue at the time the surgery and associated products used are reported, as opposed to previously when we received clerical documentation from the hospital. We have accounted for this as a change in estimate and recorded additional revenue of approximately $3 million in the fiscal quarter ended December 27, 2015.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

We record revenues from sales to our stocking distributors outside the United States at the time the product is shipped to the distributor. Stocking distributors, who sell the products to their customers, take title to the products and assume all risks of ownership. Our distributors are obligated to pay within specified terms regardless of when, if ever, they sell the products. In general, the distributors do not have any rights of return or exchange; however, in limited situations, we have repurchase agreements with certain stocking distributors. These repurchase agreements require us to repurchase a specified percentage of the inventory purchased by the distributor within a specified period of time prior to the expiration of the contract. We establish an allowance for sales returns in the accounting period when the return becomes probable. Our reserve for sales returns was immaterial as of December 31, 2017 and December 25, 2016.
Shipping and handling costs. We incur shipping and handling costs associated with the shipment of goods to customers, independent distributors, and our subsidiaries. Amounts billed to customers for shipping and handling of products are included in net sales. Costs incurred related to shipping and handling of products to customers are included in selling, general and administrative expenses. Shipping and handling costs within selling, general and administrative expenses include instrument depreciation of $27.1 million, $26.1 million, and $13.8 million for the fiscal years ended December 31, 2017, December 25, 2016, and December 27, 2015, respectively. All other shipping and handling costs are included in cost of sales. These amounts totaled $22.3 million, $17.9 million, and $9.8 million for the fiscal years ended December 31, 2017, December 25, 2016, and December 27, 2015, respectively.
Research and development costs. Research and development costs are charged to expense as incurred.
Foreign currency translation. The financial statements of our subsidiaries whose functional currency is the local currency are translated into U.S. dollars using the exchange rate at the balance sheet date for assets and liabilities and the weighted average exchange rate for the applicable period for revenues, expenses, gains, and losses. Translation adjustments are recorded as a separate component of comprehensive loss in shareholders’ equity. Gains and losses resulting from transactions denominated in a currency other than the local functional currency are included in “Other expense (income), net” in our consolidated statements of operations.
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
Share-based compensation. We account for share-based compensation in accordance with FASB ASC Section 718, Compensation — Stock Compensation (FASB ASC 718). Under the fair value recognition provisions of FASB ASC 718, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The determination of the fair value of share-based payment awards, such as options, on the date of grant using an option-pricing model is affected by our stock price, as well as assumptions regarding a number of complex and subjective variables, which include the expected life of the award, the expected stock price volatility over the expected life of the awards, expected dividend yield, and risk-free interest rate. The determination of the fair value of performance-based share-based payment awards, such as performance share units, is based on the estimated achievement of the established performance criteria on the date of grant and updated at the end of each reporting period until the performance period ends. Share-based compensation expense is only recognized for performance share units that we expect to vest, which we estimate based upon an assessment of the probability that the performance criteria will be achieved.
We recorded share-based compensation expense of $19.4 million, $14.4 million, and $25.0 million during the fiscal years ended December 31, 2017, December 25, 2016, and December 27, 2015, respectively, within our results of continuing operations. A significant portion of the expense in 2015 related to accelerated vesting of all unvested awards upon the closing of the Wright/Tornier merger. See Note 14 for further information regarding our share-based compensation assumptions and expenses.
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
We employ a derivative program using foreign currency forward contracts to mitigate the risk of currency fluctuations on our intercompany receivable and payable balances that are denominated in foreign currencies. These forward contracts are expected to offset the transactional gains and losses on the related intercompany balances. These forward contracts are not designated as hedging instruments under FASB ASC 815. Accordingly, the changes in the fair value and the settlement of the contracts are recognized in the period incurred in the accompanying consolidated statements of operations. We plan to discontinue our foreign currency forward contracts derivative program in 2018.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

We recorded a net loss of approximately $4.6 million, $0.8 million, and $0.3 million on our foreign currency contracts for the fiscal years ended December 31, 2017, December 25, 2016, December 27, 2015, respectively. These gains and losses substantially offset translation losses and gains recorded on our intercompany receivable and payable balances, and are also included in “Other (income) expense, net.” At December 31, 2017, we had no foreign currency contracts outstanding. At December 25, 2016, we had $0.4 million in foreign currency contracts outstanding.
On August 31, 2012, February 13, 2015, and May 20, 2016, we issued the 2017 Notes, 2020 Notes, and 2021 Notes, respectively, as defined and described in Note 9. The 2017 Notes Conversion Derivatives, 2020 Notes Conversion Derivatives, and 2021 Notes Conversion Derivatives, each as defined and described in Note 6, requires bifurcation from the 2017 Notes, 2020 Notes, and 2021 Notes in accordance with ASC Topic 815, and are accounted for as derivative liabilities. We also entered into 2017, 2020, and 2021 Notes Hedges, as defined and described in Note 6, in connection with the issuance of the 2017, 2020, and 2021 Notes.  As of December 31, 2017, the 2020 and 2021 Notes Hedges were outstanding. The 2020 and 2021 Notes Hedges, which are cash-settled, are intended to reduce our exposure to potential cash payments that we are required to make upon conversion of the 2020 and 2021 Notes in excess of the principal amount of converted notes if our ordinary share price exceeds the conversion price. The 2020 and 2021 Notes Hedges are accounted for as derivative assets in accordance with ASC Topic 815. The 2017 Notes Hedges, as defined and described in Note 6, were fully settled in February 2015 when the 2020 Notes were issued.
Supplemental cash flow information. Cash paid for interest and income taxes was as follows (in thousands):

	Fiscal year ended
	December 31, 2017	December 25, 2016	December 27, 2015
Interest	$24,641	$18,678	$11,198
Income taxes	$7,359	$4,334	$1,051
Recent Accounting Pronouncements. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, and has subsequently issued several supplemental and/or clarifying ASUs (collectively ASC 606). ASC 606 prescribes a single common revenue standard that replaces most existing US GAAP revenue recognition guidance. ASC 606 outlines a five-step model, under which we will recognize revenue as performance obligations within a customer contract are satisfied. ASC 606 is intended to provide more consistent interpretation and application of the principles outlined in the standard across filers in multiple industries and within the same industries compared to current practices, which should improve comparability. Adoption of ASC 606 is required for annual reporting periods beginning after December 15, 2017 (fiscal year 2018 for Wright), including interim periods within the reporting period. Based on our review of our current portfolio of customer contracts, including a review of historical accounting policies and practices, we expect that revenue will continue to be recognized at a point in time, generally upon surgical implantation or shipment of products to distributors, consistent with our current revenue recognition model. Therefore, adoption of ASC 606 is not expected to have a material effect on our consolidated financial statements. We expect to adopt ASC 606 using the modified retrospective method, which recognizes the cumulative effect at the date of initial application.
FASB ASU 2015-11 Simplifying the Measurement of Inventory was issued in July 2015. This required entities to measure most inventory “at the lower of cost and net realizable value,” thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. We adopted this ASU during 2017. The adoption of this ASU did not have a material impact on our consolidated financial statements.
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

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

2019. We are in the initial phases of our adoption plans and; accordingly, we are unable to estimate any effect this may have on our consolidated financial statements.
On March 30, 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is to simplify accounting for income taxes, forfeitures, and withholding taxes, and reduce ambiguity in cash flow reporting. We adopted this ASU during 2017 and noted that this change did not significantly impact our consolidated financial statements. There were no income tax effects of this adoption due to the valuation allowance in the U.S.
3. Acquisitions and Disposition
IMASCAP
On December 14, 2017, we completed the acquisition of IMASCAP, a leader in the development of software-based solutions for preoperative planning of shoulder replacement surgery. The intent of this transaction is to ensure exclusive access to breakthrough software enabling technology and patents to further differentiate our product portfolio and to further accelerate growth opportunities in our global extremities business. Under the terms of the agreement with IMASCAP, we acquired 100% of IMASCAP’s outstanding equity on a fully diluted basis for an initial payment of €52.9 million, or approximately $62.3 million, consisting of approximately €39.7 million, or approximately $46.7 million, in cash and approximately €13.2 million, or approximately $15.6 million, representing 661,753 Wright ordinary shares, payable at closing. Additionally the purchase price includes an estimated €15.1 million, or approximately $17.8 million, of contingent consideration related to the achievement of certain technical milestones and sales earnouts. The technical milestones involve the development and approval of a patient specific implant system and new software modules. The sales earnouts relate to patient specific guides and the future patient specific implant system.
Purchase Consideration and Net Assets Acquired
The following presents the preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed on December 14, 2017 (in thousands):

Cash and cash equivalents	$2,569
Accounts receivable	522
Other current assets	181
Property, plant and equipment	15
Intangible assets	10,865
Total assets acquired	14,152
Current liabilities	(2,065)
Long-term debt	(902)
Deferred income taxes	(3,033)
Total liabilities assumed	(6,000)
Net assets acquired	$8,152

Goodwill	71,981

Total preliminary purchase consideration	$80,133
The purchase consideration was allocated to the net assets acquired based on their estimated fair values at the acquisition date. The fair values were based on management’s analysis, including work performed by third-party valuation specialists.
Operating assets and liabilities were valued at their existing carrying values as they represented the fair value of those items at the acquisition date, based on management’s judgments and estimates.
In determining the fair value of intangibles, we used an income method which is based on forecasts of the expected future cash flows attributable to the respective assets. Significant estimates and assumptions inherent in the valuations reflect a consideration of other marketplace participants and include the amount and timing of future cash flows (including expected growth rates and profitability), technology life cycles, and the discount rate applied to the cash flows.
Of the $10.9 million of acquired intangible assets, $5.6 million was assigned to developed technology (6 year life) and $5.3 million was assigned to in-process research and development.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The excess of the cost of the acquisition over the fair value of the net assets acquired is recorded as goodwill. The goodwill is primarily attributable to strategic opportunities that arose from the acquisition of IMASCAP. The goodwill is not expected to be deductible for tax purposes.
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
The acquired business contributed net sales of $73.3 million and operating loss of $13.4 million to our consolidated results of operations from the date of acquisition through December 27, 2015, which included $10.3 million of inventory step-up amortization and $4.0 million of intangible asset amortization. This operating loss does not include the merger-related transaction costs discussed below.
Merger-Related Transaction Costs
In conjunction with the merger, we incurred approximately $20.1 million of merger-related transaction costs during the fiscal year ended December 27, 2015, which was recognized as selling, general and administrative expense in our consolidated statements of operations. These expenses primarily related to advisory fees, legal fees, and accounting and tax professional fees.
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

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The following presents the allocation of the purchase consideration to the assets acquired and liabilities assumed on October 1, 2015 (in thousands):

Cash and cash equivalents	$30,117
Accounts receivable	63,797
Inventories	138,659
Other current assets	9,256
Property, plant and equipment	122,927
Intangible assets	213,600
Deferred income taxes	1,399
Other assets	8,658
Total assets acquired	588,413
Current liabilities	(101,623)
Long-term debt	(79,554)
Deferred income taxes	(31,878)
Other non-current liabilities	(8,434)
Total liabilities assumed	(221,489)
Net assets acquired	$366,924

Goodwill	667,311

Total preliminary purchase consideration	$1,034,235
We made various changes to the purchase allocation during the measurement period. These changes were recorded in the reporting period in which the adjustment amounts were determined in accordance with ASU 2015-16.
During the fiscal quarter ended March 27, 2016, we revised the opening balances of current liabilities and goodwill acquired as part of the Wright/Tornier merger by $0.6 million.
During the fiscal quarter ended June 26, 2016, we revised the opening balances of intangible assets, accounts receivable, inventories, current liabilities, and goodwill acquired as part of the Wright/Tornier merger based on new information that existed as of the acquisition date. As a result of the completion of the valuation of acquired intangible assets by our third-party valuation firm, we increased the opening balance of acquired intangible assets by $9.4 million, with a corresponding decrease to goodwill. This allocation adjustment resulted in an increase to amortization expense of $0.3 million for the six months ended June 26, 2016, of which $0.1 million related to each of the previous two quarters. We also revised the opening balance of acquired working capital accounts by a net decrease of $0.5 million, with a corresponding increase to goodwill.
During the fiscal quarter ended September 25, 2016, as a result of the finalization of the valuation of acquired intangible assets by tax jurisdiction, we reduced the opening balance of deferred income taxes by $4.7 million, with a corresponding decrease to goodwill. This allocation adjustment resulted in a $0.4 million decrease to our income tax benefit for the nine months ended September 25, 2016. We revised the opening balance of property, plant, and equipment by $0.2 million with a corresponding increase to goodwill. The decrease in property, plant, and equipment resulted in an immaterial impact to depreciation expense. We also revised the opening balance of acquired working capital accounts by a net increase of $2.1 million, with a corresponding decrease to goodwill, primarily due to the completion of our assessment on inventory and current liabilities. The purchase price allocation was considered final as of September 25, 2016.
The acquisition was recorded by allocating the costs of the net assets acquired based on their estimated fair values at the acquisition date. Trade receivables and payables, as well as certain other current and non-current assets and liabilities, were valued at the existing carrying values as they represented the fair value of those items at the acquisition date, based on management’s judgments and estimates. Trade receivables included gross contractual amounts of $73.9 million and our best estimate of $10.1 million which represented contractual cash flows not expected to be collected at the acquisition date.
Inventory was recorded at estimated selling price less costs of disposal and a reasonable selling profit. The resulting inventory step-up adjustment is being recognized in cost of sales as the related inventory is sold. The fair value of property, plant and equipment utilized a combination of the cost and market approaches, depending on the characteristics of the asset classification.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

In determining the fair value of intangibles, we used an income method which is based on forecasts of the expected future cash flows attributable to the respective assets. Significant estimates and assumptions inherent in the valuations reflected a consideration of other marketplace participants and included the amount and timing of future cash flows (including expected growth rates and profitability), the underlying product or technology life cycles, the economic barriers to entry, and the discount rate applied to the cash flows.
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

Fiscal year ended
December 27, 2015
Net sales	$615,490
Net loss from continuing operations	$(293,055)
The pro forma net loss for the fiscal year ended December 27, 2015 includes the following non-recurring items: $32.1 million of merger-related transaction expenses, $30.1 million of non-cash share-based compensation charges, and $5.5 million of contractual change-in-control severance charges.
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
4. Discontinued Operations
For the fiscal years ended December 31, 2017, December 25, 2016, and December 27, 2015, our loss from discontinued operations, net of tax, totaled $137.7 million, $267.4 million, and $61.3 million, respectively, and was attributable primarily to expenses associated with legacy Wright's former OrthoRecon business and, to a lesser degree, the former Large Joints business.

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
All historical operating results for the Large Joints business as well as continued involvement in accordance with the transitional service agreement and supply agreement are reflected within discontinued operations in the consolidated statements of operations. We recognized an impairment loss on assets held for sale of $21.3 million, before the effect of income taxes during 2016, based on the difference between the net carrying value of the assets and liabilities held for sale and the purchase price, less estimated adjustments and costs to sell. This loss was recorded within “Net loss from discontinued operations” in our consolidated statements of operations for the fiscal year ended December 25, 2016.
For the fiscal year ended December 31, 2017, our loss from discontinued operations for the Large Joints business, net of tax, totaled $4.1 million and was primarily attributable to professional fees and internal costs to support transition activities, costs associated with transition services and working capital adjustments. The basic and diluted weighted-average number of ordinary shares outstanding was 104.5 million for the fiscal year ended December 31, 2017. The basic and diluted net loss from discontinued operations per share for the Large Joints business was $0.04 for the fiscal year ended December 31, 2017.
The following table summarizes the results of discontinued operations for the Large Joints business (in thousands, except per share data) for the fiscal years ended December 25, 2016 and December 27, 2015:

	Fiscal year ended
	December 25, 2016	December 27, 2015
Net sales	$35,318	$10,135
Cost of sales	20,244	5,633
Selling, general and administrative	18,808	5,021
Other	—	684
Loss from discontinued operations before income taxes	(3,734)	(1,203)
Impairment loss on assets held for sale, before income taxes	21,342	—
Total loss from discontinued operations before income taxes	(25,076)	(1,203)
Benefit for income taxes	(5,615)	(199)
Total loss from discontinued operations, net of tax	$(19,461)	$(1,004)

Net loss from discontinued operations per share-basic and diluted (Note 13) [1]	$(0.19)	$(0.02)

Weighted-average number of ordinary shares outstanding-basic and diluted (Note 13) [1]	102,968	64,808

[1]	The 2015 weighted-average shares outstanding and net loss per share amounts were converted to meet post-merger valuations as described within Note 13.
Cash used in operating activities by the Large Joints business totaled $6.5 million for the fiscal year ended December 31, 2017. Cash provided by operating activities and investing activities from the Large Joints business totaled $5.2 million and $20.7 million, respectively, for the fiscal year ended December 25, 2016.
OrthoRecon Business
On January 9, 2014, legacy Wright completed the divestiture and sale of its OrthoRecon business to MicroPort. Pursuant to the terms of the agreement, the purchase price (as defined in the agreement) was approximately $283 million (including a working

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

capital adjustment), which MicroPort paid in cash. As a result of the transaction, we recognized approximately $24.3 million as the gain on disposal of the OrthoRecon business, before the effect of income taxes.
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
All current and historical operating results for the OrthoRecon business are reflected within discontinued operations in the consolidated financial statements. The following table summarizes the results of discontinued operations for the OrthoRecon business (in thousands, except per share data):

	Fiscal year ended
	December 31, 2017	December 25, 2016	December 27, 2015
Net sales	$—	$—	$—
Selling, general and administrative	135,235	247,978	60,341
Loss from discontinued operations before income taxes	(135,235)	(247,978)	(60,341)
Benefit for income taxes	(1,707)	—	—
Total loss from discontinued operations, net of tax	$(133,528)	$(247,978)	$(60,341)

Net loss from discontinued operations per share-basic and diluted (Note 13) [1]	$(1.28)	$(2.41)	$(0.93)

Weighted-average number of ordinary shares outstanding-basic and diluted (Note 13) [1]	104,531	102,968	64,808

[1]	The 2015 weighted-average shares outstanding and net loss per share amounts were converted to meet post-merger valuations as described within Note 13.
During the fiscal years ended December 31, 2017 and December 25, 2016, we recognized charges, net of insurance proceeds, of $94.0 million and $196.6 million, respectively, within discontinued operations related to the retained metal-on-metal product liability claims associated with the OrthoRecon business (see Note 16 for additional discussion). We will incur continuing cash outflows associated with legal defense costs and the ultimate resolution of these contingent liabilities until these liabilities are resolved.
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
We will incur continuing cash outflows associated with legal defense costs and the ultimate resolution of these contingent liabilities, net of insurance proceeds, until these liabilities are resolved. Cash used in operating activities by the OrthoRecon business totaled $221.6 million for the fiscal year ended December 31, 2017. Cash provided by operating activities from the OrthoRecon business totaled $16.7 million for the fiscal year ended December 25, 2016, primarily due to the receipt of the $60 million insurance settlement, offset by legal defense costs and settlement of product liabilities. See further discussion in Note 16.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

5. Inventories
Inventories consist of the following (in thousands):

	December 31, 2017	December 25, 2016
Raw materials	$10,816	$15,319
Work-in-process	28,581	22,422
Finished goods	128,747	113,108
	$168,144	$150,849
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

2021 Notes Conversion Derivative and Notes Hedges
On May 20, 2016, we issued $395 million aggregate principal amount of 2.25% 2021 Notes. See Note 9 of the consolidated financial statements for additional information regarding the 2021 Notes. The 2021 Notes have a conversion derivative feature (2021 Notes Conversion Derivative) that requires bifurcation from the 2021 Notes in accordance with ASC Topic 815, and is accounted for as a derivative liability. The fair value of the 2021 Notes Conversion Derivative at the time of issuance of the 2021 Notes was $117.2 million.
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
The following table summarizes the fair value and the presentation in our consolidated balance sheets (in thousands) of the 2021 Notes Hedges and 2021 Notes Conversion Derivative:

	Location on consolidated balance sheet	December 31, 2017	December 25, 2016
2021 Notes Hedges	Other assets	$127,063	$159,095
2021 Notes Conversion Derivative	Other liabilities	$126,148	$161,601
In the first fiscal quarter of 2017, the closing price of our ordinary shares was greater than 130% of the 2021 Notes conversion price for 20 or more of the 30 consecutive trading days preceding the quarter-end; and, therefore, the holders of the 2021 Notes had the ability to convert the notes during the succeeding quarterly period. Due to the ability of the holders of the 2021 Notes to convert the notes during this period, the carrying value of the 2021 Notes and the fair value of the 2021 Notes Conversion Derivative were classified as current liabilities, and the fair value of the 2021 Notes Hedges were classified as current assets as of March 26, 2017. There were no conversions during the second quarter of 2017. The closing price of our ordinary shares was less than 130% of the 2021 Notes conversion price for more than 20 of the 30 consecutive trading days preceding the calendar fiscal quarters ended June 30, 2017, September 30, 2017, and December 31, 2017, which resulted in the 2021 Notes no longer being convertible.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

As such, the 2021 Notes, 2021 Notes Conversion Derivative and 2021 Notes Hedges were classified as long-term as of December 31, 2017.
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
The following table summarizes the net gain (loss) on changes in fair value (in thousands) related to the 2021 Notes Hedges and 2021 Notes Conversion Derivative:

	Fiscal year ended December 31, 2017	Fiscal year ended December 25, 2016
2021 Notes Hedges	$(32,032)	$59,278
2021 Notes Conversion Derivative	35,453	(44,377)
Net gain on changes in fair value	$3,421	$14,901
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
The following table summarizes the fair value and the presentation in our consolidated balance sheets (in thousands) of the 2020 Notes Hedges and 2020 Notes Conversion Derivative:

	Location on consolidated balance sheet	December 31, 2017	December 25, 2016
2020 Notes Hedges	Other assets	$45,033	$77,232
2020 Notes Conversion Derivative	Other liabilities	$44,132	$77,758
The 2020 Notes Hedges and the 2020 Notes Conversion Derivative are measured at fair value using Level 3 inputs. These instruments are not actively traded and are valued using an option pricing model that uses observable and unobservable market

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

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
The following table summarizes the net gain (loss) on changes in fair value (in thousands) related to the 2020 Notes Hedges and 2020 Notes Conversion Derivative:

	Fiscal year ended
	December 31, 2017	December 25, 2016
2020 Notes Hedges	$(32,199)	$(46,634)
2020 Notes Conversion Derivative	33,626	51,799
Net gain on changes in fair value	$1,427	$5,165
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
The following table summarizes the fair value and the presentation in our consolidated balance sheets (in thousands) of the 2017 Notes Conversion Derivative:

	Location on consolidated balance sheet	December 31, 2017	December 25, 2016
2017 Notes Conversion Derivative	Other liabilities	$—	$164
The 2017 Notes Conversion Derivative was measured at fair value using Level 3 inputs. This instrument was not actively traded and was valued using an option pricing model that used observable and unobservable market data for inputs.
Neither the 2017 Notes Conversion Derivative nor the 2017 Notes Hedges qualified for hedge accounting; thus, any change in the fair value of the derivatives was recognized immediately in our consolidated statements of operations.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The following table summarizes the net (loss) gain on changes in fair value (in thousands) related to the 2017 Notes Conversion Derivative:

	Fiscal year ended
	December 31, 2017	December 25, 2016
2017 Notes Conversion Derivative	(51)	8,207
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
The following assumptions were used in the fair market valuations of the 2020 Notes Conversion Derivative, 2020 Notes Hedge, 2021 Notes Conversion Derivative, and 2021 Notes Hedge as of December 31, 2017:

	2020 Notes Conversion Derivative	2020 Notes Hedge	2021 Notes Conversion Derivative	2021 Notes Hedge
Stock Price Volatility [1]	33.41%	33.41%	34.58%	34.58%
Credit Spread for Wright [2]	2.24%	N/A	2.90%	N/A
Credit Spread for Deutsche Bank AG [3]	N/A	0.38%	N/A	N/A
Credit Spread for Wells Fargo Securities, LLC [3]	N/A	0.22%	N/A	N/A
Credit Spread for JPMorgan Chase Bank [3]	N/A	0.21%	N/A	0.32%
Credit Spread for Bank of America [3]	N/A	N/A	N/A	0.31%

[1]	Volatility selected based on historical and implied volatility of ordinary shares of Wright Medical Group N.V.

[2]	Credit spread implied from traded price.

[3]	Credit spread of each bank is estimated using CDS curves. Source: Bloomberg.
The fair value of our notes conversion derivatives is determined using a trinomial lattice model and is classified in Level 3. We used a stock price volatility, which is one of the most significant assumptions, of 33.41%, and 34.58% in calculating the fair value of our 2020 and 2021 Notes Conversion Derivatives, respectively, as of December 31, 2017. The change in the fair value resulting from a change in the stock price volatility would have a direct impact on net profit, with an increase in volatility resulting in an increase in the net loss and a decrease in volatility resulting in a decrease in the net loss for the period.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The following table depicts the impact that a 10% change in the stock price volatility would have on the fair value of the 2020 and 2021 Notes Conversion Derivatives (in thousands except for percentages):

	Stock price volatility	Fair value at December 31, 2017	Fair value with 10% decrease in stock price volatility	Fair value with 10% increase in stock price volatility
2020 Notes Conversion Derivative	33.41%	$44,132	$21,104	$69,045
2021 Notes Conversion Derivative	34.58%	$126,148	$97,047	$154,271
The fair value of our notes hedges is determined using the Black-Scholes formula combined with credit adjustments and is classified in Level 3. A significant change in the stock price volatility price would result in a significant change in the fair value. We used a stock price volatility, which is one of the most significant assumptions, of 33.41% and 34.58% in calculating the fair value of the 2020 and 2021 Notes Hedges, respectively, as of December 31, 2017. The change in the fair value resulting from a change in the stock price volatility would have a direct impact on net profit, with an increase in volatility resulting in a decrease in the net loss and a decrease in volatility resulting in an increase in the net loss for the period. The impact on profit would be offset due to volatility of notes hedges by a similar change in volatility of the notes conversion derivatives.
The following table depicts the impact that a 10% change in the stock price volatility would have on the fair value of the 2020 and 2021 Notes Hedges (in thousands except for percentages):

	Stock price volatility	Fair value at December 31, 2017	Fair value with 10% decrease in stock price volatility	Fair value with 10% increase in stock price volatility
2020 Notes Hedges	33.41%	$45,033	$21,984	$69,790
2021 Notes Hedges	34.58%	$127,063	$99,010	$154,476
Derivatives not Designated as Hedging Instruments
We employ a derivative program using foreign currency forward contracts to mitigate the risk of currency fluctuations on our intercompany receivable and payable balances that are denominated in foreign currencies. These forward contracts are expected to offset the transactional gains and losses on the related intercompany balances. These forward contracts are not designated as hedging instruments under FASB ASC Topic 815. Accordingly, the changes in the fair value and the settlement of the contracts are recognized in the period incurred in the accompanying consolidated statements of operations. As of December 25, 2016, we had $0.4 million in “Accrued expenses and other current liabilities” on our consolidated balance sheet related to foreign currency contracts outstanding. As of December 31, 2017, there were no unsettled foreign currency contracts recorded within our consolidated balance sheet. We plan to discontinue our foreign currency forward contracts derivative program in 2018.
As part of our acquisition of WG Healthcare on January 7, 2013, we were obligated to pay contingent consideration upon the achievement of certain revenue milestones. As of December 25, 2016, we had recorded an estimated fair value of future consideration of $0.4 million which was paid during 2017.
As a result of the acquired sales and distribution business of Surgical Specialties Australia Pty. Ltd in 2015, we have recorded the estimated fair value of future contingent consideration of approximately $0.9 million and $1.7 million as of December 31, 2017 and December 25, 2016, respectively. We paid $1.0 million and $0.3 million in revenue earnout payments related to this contingent consideration in the fiscal years ended December 31, 2017 and December 25, 2016, respectively.
As a result of the acquired business of IMASCAP in 2017, we have recorded the estimated fair value of future contingent consideration of approximately €15.1 million, or approximately $17.8 million, related to the achievement of certain technical milestones and sales earnouts. The estimated fair value of contingent consideration related to technical milestones totaled $11.9 million and is contingent upon the development and approval of a patient specific implant system and new software modules. The estimated fair value of contingent consideration related to sales earnouts totaled $5.9 million and is contingent upon the sale of patient specific guides and the future patient specific implant system.
The fair values of the sales earn out contingent consideration as of December 31, 2017 and December 25, 2016 were determined using a discounted cash flow model and probability adjusted estimates of the future earnings and is classified in Level 3. The discount rate is 12% for IMASCAP and 14% for Surgical Specialties Australia Pty. Ltd.
In addition to the sales earn out contingent consideration, we also have contingent consideration from the IMASCAP acquisition related to meeting certain developmental milestones for new software modules and for the FDA and CE approval for the future patient specific implant system. The fair value of this contingent consideration as of December 31, 2017 was determined using

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

probability adjusted estimates of the future payments and is classified in Level 3. The discount rate is approximately 6% for IMASCAP.
A change in the discount rate would have limited impact on our profits or the fair value of this contingent consideration. Changes in the fair value of contingent consideration are recorded in “Other expense (income), net” in our consolidated statements of operations.
On March 1, 2013, as part of our acquisition of BioMimetic, we issued Contingent Value Rights (CVRs) as part of the merger consideration. Each CVR entitles its holder to receive additional cash payments of up to $6.50 per share, which are payable upon receipt of FDA approval of AUGMENT® Bone Graft and upon achieving certain revenue milestones. On September 1, 2015, AUGMENT® Bone Graft received FDA approval and the first of the milestone payments associated with the CVRs was paid out at $3.50 per share, which totaled $98.1 million. The fair value of the CVRs outstanding at December 31, 2017 and December 25, 2016 was $42.3 million and $37.0 million, respectively, and was determined using the closing price of the security in the active market (Level 1). For the fiscal years ended December 31, 2017 and December 25, 2016, the change in the fair value of the CVRs resulted in expense of $5.3 million and $8.7 million, respectively. The income or expense related to the change in the fair value of the CVRs is recorded in “Other expense (income), net” in our consolidated statements of operations. If, prior to March 1, 2019, sales of AUGMENT® Bone Graft reach $40 million over 12 consecutive months, cash payment would be required at $1.50 per share, or $42 million. Further, if, prior to March 1, 2019, sales of AUGMENT® Bone Graft reach $70 million over 12 consecutive months, an additional cash payment would be required at $1.50 per share, or $42 million. As of December 31, 2017, we have reflected the $42.0 million balance related to CVR liability within “Accrued expenses and other current liabilities.”
The carrying value of cash and cash equivalents, accounts receivable, and accounts payable approximates the fair value of these financial instruments at December 31, 2017 and December 25, 2016 due to their short maturities and variable rates.
The following tables summarize the valuation of our financial instruments (in thousands):

	Total	Quoted prices in active markets (Level 1)	Prices with other observable inputs (Level 2)	Prices with unobservable inputs (Level 3)
At December 31, 2017
Assets
Cash and cash equivalents	$167,740	$167,740	$—	$—
Restricted cash	—	—	—	—
2020 Notes Hedges	45,033	—	—	45,033
2021 Notes Hedges	127,063	—	—	127,063
Total	$339,836	$167,740	$—	$172,096

Liabilities
2020 Notes Conversion Derivative	$44,132	$—	$—	$44,132
2021 Notes Conversion Derivative	126,148	—	—	126,148
Contingent consideration	19,188	—	—	19,188
Contingent consideration (CVRs)	42,325	42,325	—	—
Total	$231,793	$42,325	$—	$189,468

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

	Total	Quoted prices in active markets (Level 1)	Prices with other observable inputs (Level 2)	Prices with unobservable inputs (Level 3)
At December 25, 2016
Assets
Cash and cash equivalents	$262,265	$262,265	$—	$—
Restricted Cash	150,000	150,000	—	—
2020 Notes Hedges	77,232	—	—	77,232
2021 Notes Hedges	159,095	—	—	159,095
Total	$648,592	$412,265	$—	$236,327

Liabilities
2017 Notes Conversion Derivative	$164	$—	$—	$164
2020 Notes Conversion Derivative	77,758	—	—	77,758
2021 Notes Conversion Derivative	161,601	—	—	161,601
Contingent consideration	2,249	—	—	2,249
Contingent consideration (CVRs)	36,999	36,999	—	—
Total	$278,771	$36,999	$—	$241,772
The following is a roll forward of our assets and liabilities measured at fair value (in thousands) on a recurring basis using unobservable inputs (Level 3) (in thousands):

	Balance at December 25, 2016	Additions	Transfers into Level 3	Gain/(loss) included in earnings	Settlements	Currency	Balance at December 31, 2017

2017 Notes Conversion Derivative	$(164)	$—	$—	$(51)	$215	$—	$—
2020 Notes Hedges	77,232	—	—	(32,199)	—	—	45,033
2020 Notes Conversion Derivative	(77,758)	—	—	33,626	—	—	(44,132)
2021 Notes Hedges	159,095	—	—	(32,032)	—	—	127,063
2021 Notes Conversion Derivative	(161,601)	—	—	35,453	—	—	(126,148)
Contingent consideration	(2,249)	(17,820)	—	(72)	1,429	(476)	(19,188)
7. Property, Plant and Equipment
Property, plant and equipment, net consists of the following (in thousands):

	December 31, 2017	December 25, 2016
Land and land improvements	$2,163	$1,952
Buildings	41,537	40,570
Machinery and equipment	60,859	45,141
Furniture, fixtures and office equipment	142,299	125,844
Construction in progress	14,403	7,058
Surgical instruments	187,660	147,713
	448,921	368,278
Less: Accumulated depreciation	(236,542)	(166,546)
	$212,379	$201,732

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The components of property, plant and equipment recorded under capital leases consist of the following (in thousands):

	December 31, 2017	December 25, 2016
Buildings	$15,530	$15,529
Machinery and equipment	12,478	5,356
Furniture, fixtures and office equipment	960	—
	28,968	20,885
Less: Accumulated depreciation	(7,749)	(4,482)
	$21,219	$16,403
Depreciation expense recognized within results of continuing operations approximated $56.8 million, $55.8 million, and $28.4 million for the fiscal years ended December 31, 2017, December 25, 2016, and December 27, 2015, respectively, and included depreciation of assets under capital leases.
8. Goodwill and Intangibles
Changes in the carrying amount of goodwill occurring during the fiscal year ended December 31, 2017, are as follows (in thousands):

	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Total
Goodwill at December 25, 2016	$218,525	$558,669	$73,848	$851,042
Goodwill associated with IMASCAP acquisition	—	71,981	—	71,981
Foreign currency translation	—	—	10,639	10,639
Goodwill at December 31, 2017	$218,525	$630,650	$84,487	$933,662
On December 14, 2017, we completed the acquisition of IMASCAP. As part of the preliminary purchase price allocation, we acquired $10.9 million of intangible assets related to completed technology and in-process research and development and $72.0 million of goodwill. Of the $10.9 million of acquired intangible assets, $5.6 million was assigned to developed technology (6 year life) and $5.3 million was assigned to in-process research and development.
Goodwill is recognized for the excess of the purchase price over the fair value of net assets of businesses acquired.
Goodwill is required to be tested for impairment at least annually. As of October 1, 2017, we performed a quantitative analysis to test for goodwill impairment and determined that it is not more likely than not that the carrying value of our U.S. Lower Extremities & Biologics, U.S. Upper Extremities, and International Extremities & Biologics reporting units exceeded their respective fair values, indicating that goodwill was not impaired.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The components of our identifiable intangible assets, net are as follows (in thousands):

	December 31, 2017		December 25, 2016
	Cost	Accumulated amortization	Cost	Accumulated amortization
Indefinite life intangibles:
IPRD technology	$6,422		$938

Finite life intangibles:
Distribution channels	900	$640	900	$374
Completed technology	149,645	40,810	133,966	26,550
Licenses	5,268	1,530	4,868	1,115
Customer relationships	129,693	23,268	122,974	15,133
Trademarks	14,368	10,487	13,950	6,881
Non-compete agreements	3,964	2,603	11,810	7,833
Other	569	490	524	247
Total finite life intangibles	304,407	$79,828	288,992	$58,133

Total intangibles	310,829		289,930
Less: Accumulated amortization	(79,828)		(58,133)
Intangible assets, net	$231,001		$231,797
Based on the total finite life intangible assets held at December 31, 2017, we expect to amortize approximately $25.0 million in 2018, $23.0 million in 2019, $22.3 million in 2020, $22.1 million in 2021, and $22.1 million in 2022.
9. Debt and Capital Lease Obligations
Debt and capital lease obligations consist of the following (in thousands):

	December 31, 2017	December 25, 2016
Capital lease obligations	$20,401	$14,892

2021 Notes	300,051	280,811
2020 Notes	513,014	482,364
2017 Notes	—	1,971
Asset-based line of credit	53,645	30,000
Other debt	8,003	4,317
	895,114	814,355
Less: current portion	(58,906)	(33,948)
	$836,208	$780,407
2021 Notes
On May 20, 2016, we issued $395 million aggregate principal amount of the 2021 Notes pursuant to an indenture (2021 Notes) dated as of May 20, 2016 between us and The Bank of New York Mellon Trust Company, N.A., as trustee. The 2021 Notes require interest to be paid at an annual rate of 2.25% semi-annually in arrears on each May 15 and November 15, and will mature on November 15, 2021 unless earlier converted or repurchased. The 2021 Notes are convertible, subject to certain conditions, solely into cash. The initial conversion rate for the 2021 Notes will be 46.8165 ordinary shares (subject to adjustment as provided in the 2021 Notes Indenture) per $1,000 principal amount of the 2021 Notes (subject to, and in accordance with, the settlement provisions of the 2021 Notes Indenture), which is equal to an initial conversion price of approximately $21.36 per ordinary share. We may not redeem the 2021 Notes prior to the maturity date, and no “sinking fund” is available for the 2021 Notes, which means that we are not required to redeem or retire the 2021 Notes periodically.
The holders of the 2021 Notes may convert their 2021 Notes at any time prior to May 15, 2021 solely into cash, in multiples of $1,000 principal amount, upon satisfaction of one or more of the following circumstances: (1) during any calendar quarter

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

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
In the first fiscal quarter of 2017, the closing price of our ordinary shares was greater than 130% of the 2021 Notes conversion price for 20 or more of the 30 consecutive trading days preceding the quarter-end; and, therefore, the holders of the 2021 Notes had the ability to convert the notes during the succeeding quarterly period. Due to the ability of the holders of the 2021 Notes to convert the notes during this period, the carrying value of the 2021 Notes and the fair value of the 2021 Notes Conversion Derivative were classified as current liabilities, and the fair value of the 2021 Notes Hedges were classified as current assets as of March 26, 2017. There were no conversions during the second quarter of 2017. The closing price of our ordinary shares was less than 130% of the 2021 Notes conversion price for more than 20 of the 30 consecutive trading days preceding the calendar fiscal quarters ended June 30, 2017, September 30, 2017, and December 31, 2017, which resulted in the 2021 Notes no longer being convertible. As such, the 2021 Notes, 2021 Notes Conversion Derivative and 2021 Notes Hedges were classified as long-term as of December 31, 2017.
The 2021 Notes Conversion Derivative requires bifurcation from the 2021 Notes in accordance with ASC Topic 815, Derivatives and Hedging, and is accounted for as a derivative liability. See Note 6 for additional information regarding the 2021 Notes Conversion Derivative. The fair value of the 2021 Notes Conversion Derivative at the time of issuance of the 2021 Notes was $117.2 million and was recorded as original debt discount for purposes of accounting for the debt component of the 2021 Notes. This discount is amortized as interest expense using the effective interest method over the term of the 2021 Notes. For the fiscal years ended December 31, 2017 and December 25, 2016, we recorded $18.1 million and $9.8 million, respectively, of interest expense related to the amortization of the debt discount based upon an effective rate of 9.72%.
The components of the 2021 Notes were as follows (in thousands):

	December 31, 2017	December 25, 2016
Principal amount of 2021 Notes	$395,000	$395,000
Unamortized debt discount	(89,332)	(107,441)
Unamortized debt issuance costs	(5,617)	(6,748)
Net carrying amount of 2021 Notes	$300,051	$280,811
The estimated fair value of the 2021 Notes was approximately $481.9 million at December 31, 2017, based on a quoted price in an active market (Level 1).
We entered into 2021 Notes Hedges in connection with the issuance of the 2021 Notes with two counterparties. The 2021 Notes Hedges, which are cash-settled, are generally intended to reduce our exposure to potential cash payments that we would be required to make if holders elect to convert the 2021 Notes at a time when our ordinary share price exceeds the conversion price. However, in connection with certain events, including, among others, (i) a merger or other make-whole fundamental change (as defined in

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

the 2021 Notes Indenture); (ii) certain hedging disruption events, which may include changes in tax laws, an increase in the cost of borrowing our ordinary shares in the market or other material increases in the cost to the option counterparties of hedging the 2021 Note Hedges; (iii) our failure to perform certain obligations under the 2021 Notes Indenture or under the 2021 Notes Hedges; (iv) certain payment defaults on our existing indebtedness in excess of $25 million; or (v) if we or any of our significant subsidiaries become insolvent or otherwise becomes subject to bankruptcy proceedings, the option counterparties have the discretion to terminate the 2021 Notes Hedges, which may reduce the effectiveness of the 2021 Notes Hedges. In addition, the option counterparties have broad discretion to make certain adjustments to the 2021 Notes Hedges and warrant transactions upon the occurrence of certain other events, including, among others, (i) any adjustment to the conversion rate of the 2021 Notes; or (ii) upon the announcement of certain significant corporate events, including events that may give rise to a termination event as described above, such as the announcement of a third-party tender offer. Any such adjustment may also reduce the effectiveness of the 2021 Note Hedges. The aggregate cost of the 2021 Notes Hedges was $99.8 million and is accounted for as a derivative asset in accordance with ASC Topic 815. See Note 6 of the consolidated financial statements for additional information regarding the 2021 Notes Hedges and the 2021 Notes Conversion Derivative.
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
2020 Notes
On February 13, 2015, WMG issued $632.5 million aggregate principal amount of the 2020 Notes pursuant to an indenture (2020 Notes), dated as of February 13, 2015 between WMG and The Bank of New York Mellon Trust Company, N.A., as trustee. The 2020 Notes require interest to be paid semi-annually on each February 15 and August 15 at an annual rate of 2.00%, and mature on February 15, 2020 unless earlier converted or repurchased. The 2020 Notes were initially issued whereby they were convertible at the option of the holder, during certain periods and subject to certain conditions described below, solely into cash at an initial conversion rate of 32.3939 shares of WMG common stock per $1,000 principal amount of the 2020 Notes, subject to adjustment upon the occurrence of certain events, which represented an initial conversion price of approximately $30.87 per share of WMG common stock. On November 24, 2015, Wright Medical Group N.V. executed a supplemental indenture, fully and unconditionally guaranteeing, on a senior unsecured basis, WMG’s obligations relating to the 2020 Notes, changing the underlying reference securities from WMG common stock to Wright Medical Group N.V. ordinary shares and making a corresponding adjustment to the conversion price. From and after the effective time of the Wright/Tornier merger, (i) all calculations and other determinations with respect to the 2020 Notes previously based on references to WMG common stock are calculated or determined by reference to our ordinary shares, and (ii) the conversion rate (as defined in the 2020 Notes Indenture) for the 2020 Notes was adjusted to a conversion rate of 33.39487 ordinary shares (subject to adjustment as provided in the 2020 Notes Indenture) per $1,000 principal amount of the 2020 Notes, which represents a conversion price of approximately $29.94 per ordinary share (subject to, and in accordance with, the settlement provisions of the 2020 Notes Indenture). The 2020 Notes may not be redeemed by WMG prior to the maturity date, and no “sinking fund” is available for the 2020 Notes, which means that WMG is not required to redeem or retire the 2020 Notes periodically.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

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
The 2020 Notes Conversion Derivative requires bifurcation from the 2020 Notes in accordance with ASC Topic 815, Derivatives and Hedging, and is accounted for as a derivative liability. See Note 6 of the consolidated financial statements for additional information regarding the 2020 Notes Conversion Derivative. The fair value of the 2020 Notes Conversion Derivative at the time of issuance of the 2020 Notes was $149.8 million and was recorded as original debt discount for purposes of accounting for the debt component of the 2020 Notes. This discount is amortized as interest expense using the effective interest method over the term of the 2020 Notes. For the fiscal years ended December 31, 2017 and December 25, 2016, we recorded $27.3 million and $25.9 million, respectively, of interest expense related to the amortization of the debt discount based upon an effective rate of 8.54%.
Concurrently with the issuance and sale of the 2021 Notes, certain holders of the 2020 Notes exchanged approximately $45.0 million aggregate principal amount of their 2020 Notes for the 2021 Notes. For each $1,000 principal amount of 2020 Notes validly submitted for exchange, we delivered $990.00 principal amount of the 2021 Notes (subject to rounding down to the nearest $1,000 principal amount of the 2021 Notes, the difference being referred as the rounded amount) to the investor plus an amount of cash equal to the unpaid interest on the 2020 Notes and the rounded amount. As a result of this note exchange and retirement of $45.0 million aggregate principal amount of the 2020 Notes, we recognized approximately $9.3 million for the write-off of related pro rata unamortized deferred financing fees and debt discount within “Other expense (income), net” in our consolidated statements of operations during the fiscal year ended December 25, 2016.
The components of the 2020 Notes were as follows (in thousands):

	December 31, 2017	December 25, 2016
Principal amount of 2020 Notes	$587,500	$587,500
Unamortized debt discount	(66,418)	(93,749)
Unamortized debt issuance costs	(8,068)	(11,387)
Net carrying amount of 2020 Notes	$513,014	$482,364
The estimated fair value of the 2020 Notes was approximately $603.8 million at December 31, 2017, based on a quoted price in an active market (Level 1).
WMG entered into the 2020 Notes Hedges in connection with the issuance of the 2020 Notes with three option counterparties. See Note 6 of the consolidated financial statements for additional information on the 2020 Notes Hedges. The 2020 Notes Hedges, which are cash-settled, are generally intended to reduce WMG's exposure to potential cash payments that WMG would be required to make if holders elect to convert the 2020 Notes at a time when our ordinary share price exceeds the conversion price. However,

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

in connection with certain events, including, among others, (i) a merger or other make-whole fundamental change (as defined in the 2020 Notes indenture); (ii) certain hedging disruption events, which may include changes in tax laws, an increase in the cost of borrowing our ordinary shares in the market or other material increases in the cost to the option counterparties of hedging the 2020 Note Hedges; (iii) WMG's failure to perform certain obligations under the 2020 Notes Indenture or under the 2020 Notes Hedges; (iv) certain payment defaults on WMG's existing indebtedness in excess of $25 million; or (v) if WMG or any of its significant subsidiaries become insolvent or otherwise becomes subject to bankruptcy proceedings, the option counterparties have the discretion to terminate the 2020 Note Hedges at a value determined by them in a commercially reasonable manner and/or adjust the terms of the 2020 Note Hedges, which may reduce the effectiveness of the 2020 Note Hedges. In addition, the option counterparties have broad discretion to make certain adjustments to the 2020 Notes Hedges upon the occurrence of certain other events, including, among others, (i) any adjustment to the conversion rate of the 2020 Notes; or (ii) upon the announcement of certain significant corporate events, including events that may give rise to a termination event as described above, such as the announcement of a third-party tender offer. Any such adjustment may also reduce the effectiveness of the 2020 Note Hedges. The aggregate cost of the 2020 Notes Hedges was $144.8 million and is accounted for as a derivative asset in accordance with ASC Topic 815. See Note 6 of the consolidated financial statements for additional information regarding the 2020 Notes Hedges and the 2020 Notes Conversion Derivative.
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
2017 Notes
On August 31, 2012, WMG issued $300 million aggregate principal amount of the 2017 Notes pursuant to an indenture (2017 Notes) dated as of August 31, 2012 between WMG and The Bank of New York Mellon Trust Company, N.A., as trustee. The 2017 Notes matured on August 15, 2017. Prior to maturity, we paid interest on the 2017 Notes semi-annually on each February 15 and August 15 at an annual rate of 2.00%. WMG could not redeem the 2017 Notes prior to the maturity date, and no “sinking fund” was available for the 2017 Notes, which means that WMG was not required to redeem or retire the 2017 Notes periodically. The 2017 Notes were convertible at the option of the holder, during certain periods and subject to certain conditions as described below, solely into cash at an initial conversion rate of 39.3140 shares per $1,000 principal amount of the 2017 Notes, subject to adjustment upon the occurrence of specified events, which represented an initial conversion price of $25.44 per share. Holders could have converted their 2017 Notes at any time prior to February 15, 2017 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending December 31, 2012 (and only during such calendar quarter), if the last reported sale price of our ordinary shares for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter was greater than or equal to 130% of

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our ordinary shares and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On or after February 15, 2017 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders could convert their 2017 Notes solely into cash, regardless of the foregoing circumstances. The 2017 Notes were senior unsecured obligations that ranked: (i) senior in right of payment to any of WMG's indebtedness that is expressly subordinated in right of payment to the 2017 Notes; (ii) equal in right of payment to any of WMG's unsecured indebtedness that is not so subordinated; (iii) effectively junior in right of payment to any secured indebtedness to the extent of the value of the assets securing such indebtedness; and (iv) structurally junior to all indebtedness and other liabilities (including trade payables) of WMG's subsidiaries. As a result of the issuance of the 2017 Notes, we recognized deferred financing charges of approximately $8.8 million, which were amortized over the term of the 2017 Notes using the effective interest method.
The 2017 Notes Conversion Derivative required bifurcation from the 2017 Notes in accordance with ASC Topic 815, Derivatives and Hedging, and was accounted for as a derivative liability. See Note 6 of the consolidated financial statements for additional information regarding the 2017 Notes Conversion Derivative. The fair value of the 2017 Notes Conversion Derivative at the time of issuance of the 2017 Notes was $48.1 million and was recorded as original debt discount for purposes of accounting for the debt component of the 2017 Notes. This discount was amortized as interest expense using the effective interest method over the term of the 2017 Notes. For the fiscal year ended December 25, 2016, we recorded $0.9 million of interest expense related to the amortization of the debt discount based upon an effective rate of 6.47%. Interest on the 2017 Notes for the fiscal year ended December 31, 2017 was not significant.
In connection with the issuance of the 2020 Notes, on February 13, 2015, WMG repurchased and extinguished $240 million aggregate principal amount of the 2017 Notes and settled all of the 2017 Notes Hedges (receiving $70 million) and repurchased all of the warrants (paying $60 million) associated with the 2017 Notes. As a result of the repurchase, we recognized approximately $25.1 million for the write-off of related pro rata unamortized deferred financing fees and debt discount within “Other expense (income), net” in our consolidated statements of operations during the fiscal year ended December 27, 2015.
Concurrently with the issuance and sale of the 2021 Notes, certain holders of the 2017 Notes exchanged approximately $54.4 million aggregate principal amount their 2017 Notes for the 2021 Notes. For each $1,000 principal amount of 2017 Notes validly submitted for exchange, we delivered $1,035.40 principal amount of 2021 Notes (subject to rounding down to the nearest $1,000 principal amount of the 2021 Notes, the difference being referred as the rounded amount) to the investor plus an amount of cash equal to the unpaid interest on the 2017 Notes and the rounded amount. In addition, during the fiscal quarter ended June 26, 2016, we repurchased and extinguished an additional $3.6 million aggregate principal amount of the 2017 Notes in privately negotiated transactions. As a result of this exchange and these repurchases, we recognized approximately $3.0 million for the write-off of related pro rata unamortized deferred financing fees and debt discount within “Other expense (income), net” in our consolidated statements of operations during the fiscal year ended December 25, 2016.
The components of the 2017 Notes were as follows (in thousands):

	December 31, 2017	December 25, 2016
Principal amount of 2017 Notes	$—	$2,026
Unamortized debt discount	—	(47)
Unamortized debt issuance costs	—	(8)
Net carrying amount of 2017 Notes	$—	$1,971
ABL Facility
On December 23, 2016, we, together with WMG and certain of our other wholly-owned U.S. subsidiaries (collectively, Borrowers), entered into a ABL Credit Agreement with Midcap Financial Trust, as administrative agent (Agent) and a lender and the additional lenders from time to time party thereto. The ABL Credit Agreement provides for a $150.0 million senior secured asset based line of credit, subject to the satisfaction of a borrowing base requirement (ABL Facility). The ABL Facility may be increased by up to $100.0 million upon the Borrowers’ request, subject to the consent of the Agent and each of the other lenders providing such increase. All borrowings under the ABL Facility are subject to the satisfaction of customary conditions, including the absence of default, the accuracy of representations and warranties in all material respects and the delivery of an updated borrowing base certificate. As of December 31, 2017 and December 25, 2016 we had $53.6 million and $30.0 million, respectively, in borrowings outstanding under the ABL Facility. We have reflected this debt as a current liability on our consolidated balance sheets as of December 31, 2017 and December 25, 2016, as required by US GAAP due to the weekly lockbox repayment/re-borrowing

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

arrangement underlying the agreement, as well as the ability for the lenders to accelerate the repayment of the debt under certain circumstances as described below. As of December 31, 2017 and December 25, 2016, we had $2.2 million and $2.5 million, respectively, of unamortized debt issuance costs related to the ABL Facility. These amounts are included within “Other assets” on our consolidated balance sheets as of December 31, 2017 and December 25, 2016 and will be amortized over the five-year term of the ABL Facility as described below.
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
Other Debt
Other debt primarily includes mortgages, shareholder debt and loans acquired as a result of the IMASCAP acquisition. We have mortgages that had an outstanding balance of $1.0 million and $1.5 million at December 31, 2017 and December 25, 2016, respectively. These mortgages are secured by an office building in Montbonnot, France and bear fixed annual interest rates of 2.55%-4.9%. As a result of the IMASCAP acquisition, we have two zero interest loans with a state investment company that had an outstanding balance of $1.2 million at December 31, 2017. We also had shareholder debt outstanding of $1.6 million and $1.8 million as of December 31, 2017 and December 25, 2016, respectively. The remainder of other debt totals approximately $4.2 million and $1.0 million as of December 31, 2017 and December 25, 2016, respectively.
The shareholder debt was acquired in conjunction with the Wright/Tornier merger. This debt was the result of a 2008 transaction where a 51%-owned and consolidated subsidiary of legacy Tornier borrowed $2.2 million from a then-current member of the legacy Tornier board of directors, who was also a 49% owner of the consolidated subsidiary. This loan was used to partially fund the purchase of real estate in Grenoble, France, to be used as a manufacturing facility. Interest on the debt is variable-based on the three-month Euro Libor rate plus 0.5% and has no stated term.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Maturities
Aggregate annual maturities of our current and long-term obligations at December 31, 2017, excluding capital lease obligations and the ABL Facility, are as follows (in thousands):

2018	$1,737
2019	1,048
2020	588,728
2021	395,840
2022	191
Thereafter	2,959
$990,503
The table set forth above excludes amounts borrowed under the ABL Facility. As described previously, all outstanding loans under the ABL Facility will be due and payable in full on December 23, 2021 or earlier under certain specified circumstances as previously described.
As discussed in Note 7, we have acquired certain property and equipment pursuant to capital leases. At December 31, 2017, future minimum lease payments under capital lease obligations, together with the present value of the net minimum lease payments, are as follows (in thousands):

2018	$4,371
2019	4,334
2020	3,612
2021	2,718
2022	2,112
Thereafter	6,543
Total minimum payments	23,690
Less amount representing interest	(3,289)
Present value of minimum lease payments	20,401
Current portion	(3,524)
Long-term portion	$16,877
10. Accumulated Other Comprehensive Income (AOCI)
Other comprehensive income (OCI) includes certain gains and losses that under US GAAP are included in comprehensive income but are excluded from net loss as these amounts are initially recorded as an adjustment to shareholders’ equity. Amounts in OCI may be reclassified to net loss upon the occurrence of certain events.
Our 2015, 2016, and 2017 OCI is comprised solely of foreign currency translation adjustments.
Changes in AOCI for the fiscal years ended December 27, 2015, December 25, 2016, and December 31, 2017 were as follows (in thousands):

Currency translation adjustment
Balance December 31, 2014	$2,398
Other comprehensive loss	(12,882)
Balance December 27, 2015	$(10,484)
Other comprehensive loss	(8,977)
Balance December 25, 2016	$(19,461)
Other comprehensive income	41,751
Balance December 31, 2017	$22,290

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

11. Income Taxes
The components of our loss from continuing operations before income taxes are as follows (in thousands):

	Fiscal year ended
	December 31, 2017	December 25, 2016	December 27, 2015
U.S.	$(56,808)	$(140,190)	$(225,473)
Foreign	(43,097)	(38,150)	(15,535)
Loss from continuing operations before income taxes	$(99,905)	$(178,340)	$(241,008)
The components of our benefit for income taxes are as follows (in thousands):

	Fiscal year ended
	December 31, 2017	December 25, 2016	December 27, 2015
Current (benefit) provision:
U.S.:
Federal	$(23,781)	$(1,971)	$—
State	390	(281)	255
Foreign	2,214	3,860	562
Total current (benefit) provision	(21,177)	1,608	817
Deferred (benefit) provision:
U.S.:
Federal	(5,098)	1,244	(1,450)
State	(93)	142	(166)
Foreign	(8,600)	(16,400)	(2,853)
Total deferred benefit	(13,791)	(15,014)	(4,469)
Total benefit for income taxes	$(34,968)	$(13,406)	$(3,652)
A reconciliation of the statutory U.S. federal income tax rate to our effective income tax rate for continuing operations is as follows:

	Fiscal year ended
	December 31, 2017	December 25, 2016	December 27, 2015
Income tax benefit at statutory rate	35.0%	35.0%	35.0%
State income taxes	1.5%	2.9%	3.7%
Change in valuation allowance	(3.5)%	(32.6)%	(36.5)%
CVR fair market value adjustment	(1.9)%	(1.7)%	1.1%
Foreign income tax rate differential	(6.1)%	3.3%	(0.9)%
Changes in tax reserves	2.9%	0.8%	(0.1)%
Effects of U.S. tax reform	6.5%	—%	—%
Other, net	0.6%	(0.2)%	(0.6)%
Total	35.0%	7.5%	1.7%

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The significant components of our deferred income taxes as of December 31, 2017 and December 25, 2016 are as follows (in thousands):

	Fiscal year ended
	December 31, 2017	December 25, 2016
Deferred tax assets:
Net operating loss carryforwards	$283,708	$333,282
General business credit carryforwards	12,993	5,671
Reserves and allowances	90,246	158,834
Share-based compensation expense	13,679	20,818
Convertible debt notes and conversion options	10,747	28,437
Other	1,642	1,173
Valuation allowance	(366,825)	(479,404)

Total deferred tax assets	46,190	68,811

Deferred tax liabilities:
Depreciation	6,383	10,055
Intangible assets	42,862	52,123
Convertible notes bond hedges	11,668	30,120
Other	120	2,565

Total deferred tax liabilities	61,033	94,863

Net deferred tax liabilities	$(14,843)	$(26,052)
The 2017 Tax Act was enacted on December 22, 2017. The 2017 Tax Act includes a number of changes in existing tax law impacting businesses, including a one-time deemed repatriation of cumulative undistributed foreign earnings and a permanent reduction in the U.S. federal statutory rate from 35% to 21%. We recognized the income tax effects of the 2017 Tax Act in our 2017 financial statements in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of ASC Topic 740, Income Taxes, in the reporting period in which the 2017 Tax Act was signed into law. As such, our financial results include an approximate $6.6 million benefit resulting from the revaluation of our net deferred tax liabilities and reduction of our valuation allowance due to the change in the net operating loss carryforward period. Our analysis is complete with respect to these items. While we have included a provisional amount pertaining to the one-time deemed repatriation charge, there is no net income tax impact due to the valuation allowance provided on our U.S. deferred tax assets. Based on current guidance and interpretations, we did not identify other items for which the income tax effects of the 2017 Tax Act have not been completed and a reasonable estimate could not be determined as of December 31, 2017.
At December 31, 2017, we had net operating loss carryforwards for U.S. federal income tax purposes of approximately $960.0 million. The federal net operating losses begin to expire in 2018 and extend through 2037. State net operating loss carryforwards at December 31, 2017 totaled approximately $1.0 billion, which begin to expire in 2018 and extend through 2037. Additionally, we had general business credit carryforwards of approximately $13.0 million, which begin to expire in 2018 and extend through 2037. At December 31, 2017, we had foreign net operating loss carryforwards of approximately $137.0 million, $65.0 million of which do not expire and $72.0 million which begin to expire in 2018 and extend through 2026.
At December 31, 2017 and December 25, 2016, we had a valuation allowance of $367.0 million and $479.0 million, respectively, related to certain U.S. and foreign deferred tax assets. We realized a net decrease in the valuation allowance of $112.0 million during the fiscal year ended December 31, 2017, of which approximately $30.0 million was recognized as an income tax benefit. The net decrease was primarily due to recent U.S. tax reform and change in the realizability of certain U.S. deferred tax assets, offset by the valuation allowance on projected current year taxable losses. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax planning strategies in making this assessment. Based upon the levels of historical taxable income, projections of future taxable income and the reversal of deferred tax liabilities over the periods

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

in which the deferred tax assets are deductible, management believes it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowance.
It is our current practice and intention to reinvest the earnings of our subsidiaries in those operations. Therefore, we do not provide for deferred taxes on the excess of the financial reporting over the tax basis in our investments in subsidiaries that are essentially permanent in duration. We would recognize a deferred income tax liability if we were to determine that such earnings are no longer indefinitely reinvested. Due to the number of tax jurisdictions involved, the complexity of our legal entity structure, and the complexity of the tax laws in the relevant jurisdictions, we believe it is not practicable to estimate the amount of additional taxes which may be payable upon distribution of these earnings, however it is not expected to be significant. Further, the 2017 Tax Act imposed a mandatory transition tax on accumulated foreign earnings of our U.S. controlled foreign subsidiaries and eliminates U.S. income taxes on distributions from U.S. controlled foreign subsidiaries.
As of December 31, 2017, our unrecognized tax benefits totaled approximately $6.0 million. The total amount of net unrecognized tax benefits that, if recognized, would affect the tax rate was approximately $3.0 million at December 31, 2017. Our 2015 U.S. federal income tax return and our 2012-2015 French corporate income tax returns are currently under audit by the respective tax authorities. It is, therefore, reasonably possible that our unrecognized tax benefits could change in the next twelve months as a result of settlements with taxing authorities as well as expirations of the statutes of limitations.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Fiscal year ended
	December 31, 2017	December 25, 2016
Balance at beginning of fiscal year	$8,095	$9,941
Additions for tax positions related to current year	215	407
Additions for tax positions of prior years	20	721
Reductions for tax positions of prior years	(3,174)	(2,657)
Settlements	—	(74)
Foreign currency translation	869	(243)
Balance at end of fiscal year	$6,025	$8,095
We accrue interest required to be paid by the tax law for the underpayment of taxes on the difference between the amount claimed or expected to be claimed on the tax return and the tax benefit recognized in the financial statements. Management has made the policy election to record this interest as interest expense and penalties, that if incurred, would be recognized as penalty expense within “Other expense (income)” on our consolidated statements of operations. As of December 31, 2017, accrued interest and penalties related to our unrecognized tax benefits totaled approximately $0.2 million.
We file numerous consolidated and separate company income tax returns in the United States and in many foreign jurisdictions. With few exceptions, we are subject to U.S. federal, state, and local income tax examinations for years 2014 through 2016. We are no longer subject to foreign income tax examinations by tax authorities in significant jurisdictions for years before 2012. However, U.S. and foreign tax authorities have the ability to review years prior to these to the extent that we utilize tax attributes carried forward from those prior years.
12. Other Balance Sheet Information
Other long-term liabilities consist of the following (in thousands):

	December 31, 2017	December 25, 2016
Product liability reserves (Note 16)	$60,711	$21,605
Notes Conversion Derivatives (Note 6)	170,280	239,523
Contingent consideration and CVRs (Note 6)	18,301	37,918
Other	23,453	22,201
	$272,745	$321,247

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31, 2017	December 25, 2016
Employee bonuses	$12,803	$28,791
Other employee benefits	22,401	20,383
Royalties	12,563	8,534
Taxes other than income	8,933	19,559
Commissions	19,330	16,891
Professional and legal fees	12,388	11,031
Contingent consideration (Note 6)	1,168	1,330
Product liability and other legal accruals (Note 16)	151,027	264,827
CVRs (Note 6)	42,044	—
Other	31,901	36,358
	$314,558	$407,704
13. Capital Stock and Earnings Per Share
We are authorized to issue up to 320 million ordinary shares, each share with a par value of three Euro cents (€0.03). We had 105.8 million and 103.4 million ordinary shares issued and outstanding as of December 31, 2017 and December 25, 2016, respectively. As discussed in Note 3, the Wright/Tornier merger completed on October 1, 2015 has been accounted for as a “reverse acquisition” under US GAAP. As such, legacy Wright was considered the acquiring entity for accounting purposes; and therefore, legacy Wright’s historical results of operations replaced legacy Tornier’s historical results of operations for all periods prior to the merger. Additionally, each legacy Wright share was converted into the right to receive 1.0309 ordinary shares of the combined company and the par value was revised to reflect the €0.03 par value as compared to the legacy Wright par value of $0.01. As a result of the 2015 share conversion, the ordinary shares and APIC balances for the 2014 period included within the statements of shareholders' equity have been restated.
FASB ASC Topic 260, Earnings Per Share, requires the presentation of basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted-average number of ordinary shares outstanding during the period. Diluted earnings per share is calculated to include any dilutive effect of our ordinary share equivalents. For the fiscal year ended December 31, 2017, our ordinary share equivalents consisted of stock options, restricted stock units, performance share units, and warrants. For the fiscal years ended December 25, 2016 and December 27, 2015, our ordinary share equivalents consisted of stock options, restricted stock units, and warrants. The dilutive effect of the stock options, restricted stock units, performance share units, and warrants is calculated using the treasury-stock method.
We had outstanding options to purchase 10.0 million ordinary shares, 1.3 million restricted stock units, and 0.1 million performance share units (assuming target performance) at December 31, 2017, options to purchase 10.4 million ordinary shares and 1.3 million restricted stock units at December 25, 2016, and options to purchase 9.9 million ordinary shares and 1.1 million restricted stock units at December 27, 2015. We had outstanding net-share settled warrants on the 2020 Notes of 19.6 million ordinary shares at December 31, 2017 and December 25, 2016 and 21.1 million ordinary shares at December 27, 2015. We also had net-share settled warrants on the 2021 Notes of 18.5 million ordinary shares at December 31, 2017 and December 25, 2016.
None of the options, restricted stock units, performance share units, or warrants were included in diluted earnings per share for the fiscal years ended December 31, 2017, December 25, 2016, and December 27, 2015 because we recorded a net loss for all periods; and therefore, including these instruments would be anti-dilutive.
The weighted-average number of ordinary shares outstanding for basic and diluted loss per share purposes is as follows (in thousands):

	Fiscal year ended
	December 31, 2017	December 25, 2016	December 27, 2015
Weighted-average number of ordinary shares outstanding — basic	104,531	102,968	64,808
Ordinary share equivalents	—	—	—
Weighted-average number of ordinary shares outstanding — diluted	104,531	102,968	64,808

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

14. Share-Based Compensation
We currently have two share-based compensation plans under which share-based awards may be granted - the Wright Medical Group N.V. 2017 Equity and Incentive Plan and the Wright Medical Group N.V. Amended and Restated Employee Stock Purchase Plan, which are described below. In addition, we have the Wright Medical Group N.V. Amended and Restated 2010 Incentive Plan and several legacy Wright and legacy Tornier share-based compensation plans and non-plan agreements under which stock options and restricted stock units are outstanding, but no future share-based awards may be granted.
Amounts recognized in the consolidated financial statements with respect to share-based compensation are as follows:

	Fiscal year ended
	December 31, 2017	December 25, 2016	December 27, 2015
Total cost of share-based arrangements	$19,485	$14,406	$24,716
Amounts capitalized into inventory	(669)	(416)	(51)
Amortization of capitalized amounts	577	426	299
Impact to net loss	$19,393	$14,416	$24,964
Impact to basic and diluted loss per share [1]	$0.19	$0.14	$0.39
Weighted-average number of shares outstanding - basic and diluted [1]	104,531	102,968	64,808

[1]	The 2015 balances were converted to meet post-merger valuations as described in Note 13.
The compensation costs related to share-based awards were as follows:

	Fiscal year ended
	December 31, 2017	December 25, 2016	December 27, 2015
Stock options	$8,988	$5,844	$15,985
Restricted stock units and restricted stock awards	9,373	8,416	8,731
Performance share units	441	—	—
Employee stock purchase plan	683	146	—
Total compensation cost for share-based awards	$19,485	$14,406	$24,716
As of December 31, 2017, we had $44.3 million of total unrecognized share-based compensation cost related to unvested share-based compensation arrangements. This cost is expected to be recognized over a weighted-average period of 2.67 years.
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
Equity Incentive Plans and Non-Plan Inducement Agreements
The Wright Medical Group N.V. 2017 Equity and Incentive Plan (the 2017 Plan) was approved by our shareholders on June 23, 2017. The 2017 Plan authorizes us to grant a wide variety of share-based and cash-based awards, including incentive and non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance awards, cash-based awards, and other share-based awards. To date, only stock options, restricted stock units (RSUs), and performance share units (PSUs) have been granted.
The options and RSUs granted to our employees generally have graded vesting periods of 4 years. The options granted to our non-executive directors have graded vesting period of 2 years and the RSUs granted to our non-executive directors cliff vest on the one-year anniversary of the date of grant. All options are granted with exercise prices equal to the closing price of our ordinary shares on the date of grant, as reported by the Nasdaq Global Select Market, and expire 10 years after the grant date. The PSUs granted to our executive officers cliff vest after a three-year performance period only if certain minimum pre-established performance criteria are achieved and the number shares issued upon vesting depends upon the level of achievement of the performance criteria, with a cap of 200% of target levels. The PSUs granted during the fiscal year ended December 31, 2017 were granted in the third quarter of 2017 and have a performance period from June 26, 2017 to June 28, 2020.
The 2017 Plan reserves for issuance a number of ordinary shares equal to the sum of (i) 5,000,000 shares; (ii) 1,329,648 shares, which was the number of shares available for grant under the Wright Medical Group N.V. Amended and Restated 2010 Incentive

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Plan (the 2010 Plan) as of June 23, 2017, the date of shareholder approval of the 2017 Plan, but not subject to outstanding awards; and (iii) up to 6,405,992 shares subject to awards outstanding under the 2010 Plan as of June 23, 2017 that are subsequently forfeited or cancelled or expire or otherwise terminate without the issuance of such shares. As of December 31, 2017, 4,430,789 ordinary shares remained available for future grant of equity awards under the 2017 Plan.

As of December 31, 2017, there were 11,376,770 ordinary shares covering awards outstanding under all of our equity incentive plans, including the 2017 Plan, the 2010 Plan and legacy Wright and legacy Tornier plans and non-plan agreements. The legacy Wright and Tornier plans and non-plan agreements include the Wright Medical Group, Inc. 2009 Equity Incentive Plan, as amended and restated (the Legacy Wright 2009 Plan), the Wright Medical Group, Inc. 1999 Equity Incentive Plan, as amended and restated, the Tornier N.V. Stock Option Plan, as amended and restated, and four legacy Wright non-plan inducement option agreements. All of these plans and non-plan agreements were terminated with respect to future awards, and thus, no future share-based awards may be granted under any of these legacy plans and agreements.
No stock options or other share-based awards were granted under legacy Wright's share-based compensation plans during 2015 due to the then pending Wright/Tornier merger. All of the options issued under the legacy Wright plans and non-plan agreements expire after 10 years from the date of grant. All outstanding awards under the legacy Wright plans and non-plan agreements automatically vested on October 1, 2015 as a result of the Wright/Tornier merger; therefore, there are no restricted stock awards or RSUs outstanding at December 31, 2017 under these plans. However, there were 3,353,172 stock options outstanding as of December 31, 2017 under the legacy Wright plans and non-plan agreements.
Stock options
We estimate the fair value of stock options using the Black-Scholes valuation model. The Black-Scholes option-pricing model requires the input of estimates, including the expected life of stock options, expected stock price volatility, the risk-free interest rate and the expected dividend yield. Prior to the Wright/Tornier merger, the expected life of options was estimated based on historical option exercise and employee termination data. Post-merger, the expected life of options was estimated based on the simplified method due to a lack of comparable, historical option exercise and employee termination data for the combined company. The expected stock price volatility assumption was estimated based upon historical volatility of our ordinary shares for both legacy Wright and legacy Tornier prior to October 1, 2015 and for the combined company after the Wright/Tornier merger. The risk-free interest rate was determined using U.S. Treasury rates where the term is consistent with the expected life of the stock options. Expected dividend yield is not considered as we have never paid dividends and have no plans of doing so in the future. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting forfeitures and record share-based compensation expense only for those awards that are expected to vest. The fair value of stock options is amortized on a straight-line basis over the respective requisite service period, which is generally the vesting period.
The weighted-average grant date fair value of stock options granted to employees in 2017, 2016, and 2015 was $9.80 per share, $7.36 per share, and $7.05 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model using the following assumptions:

Fiscal year ended
	December 31, 2017	December 25, 2016	December 27, 2015
Risk-free interest rate	1.9% - 2.0%	1.1% - 1.4%	1.4% - 1.6%
Expected option life	6 years	6 years	6 years
Expected price volatility	33%	34%	33%
During 2017, 2016, and 2015, we did not grant any stock options to non-employees (other than our non-executive directors who received such grants in consideration of their director service).

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

A summary of our stock option activity during 2017 is as follows:

	Shares (000’s)	Weighted-average exercise price	Weighted-average remaining contractual life	Aggregate intrinsic value* ($000’s)
Outstanding at December 25, 2016	9,488	$21.70
Granted	1,335	27.84
Exercised	(1,243)	20.42
Forfeited or expired	(466)	22.49
Outstanding at December 31, 2017	9,114	$22.73	6.61	$11,070
Exercisable at December 31, 2017	5,862	$22.24	5.44	$8,501
________________________________

*
The aggregate intrinsic value is calculated as the difference between the market value of our ordinary shares as of December 31, 2017 and the respective exercise prices of the options. The market value as of December 31, 2017 was $22.20 per share, which is the closing sale price of our ordinary shares on December 29, 2017, the last trading day prior to December 31, 2017, as reported by the Nasdaq Global Select Market.

The total intrinsic value of options exercised during 2017, 2016, and 2015 was $9.1 million, $2.1 million, and $0.4 million, respectively.
A summary of our stock options outstanding and exercisable at December 31, 2017 is as follows (shares in thousands):

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted-average remaining contractual life	Weighted-average exercise price	Number exercisable	Weighted-average exercise price
$2.00 — $20.00	1,153	4.33	$17.43	1,128	$17.41
$20.01 — $21.00	2,504	7.14	20.64	1,531	20.65
$21.01 — $25.00	3,002	6.58	22.08	2,021	22.49
$25.01 — $32.00	2,455	7.17	28.15	1,182	28.49
	9,114	6.61	$22.73	5,862	$22.24

Restricted stock units and restricted stock awards
We calculate the grant date fair value of RSUs using the closing sale price of our ordinary shares on the grant date, as reported by the Nasdaq Global Select Market. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting forfeitures and record share-based compensation expense only for those awards that are expected to vest.
During 2017, 2016, and 2015, we granted 0.5 million, 0.7 million, 1.1 million RSUs to employees with weighted-average grant-date fair values of $27.83, $21.17, and $20.60 per share, respectively. The fair value of the unvested restricted stock units granted after completion of the Wright/Tornier merger will be recognized on a straight-line basis over the respective requisite service period, which is generally the vesting period.
During 2017, 2016, and 2015, we did not grant any RSUs to non-employees (other than our non-executive directors who received such grants in consideration of their director service).

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

A summary of our RSU activity during 2017 is as follows:

	Shares (000’s)	Weighted-average grant-date fair value	Aggregate intrinsic value* ($000’s)
Unvested at December 25, 2016	1,335	$20.91
Granted	493	27.83
Vested	(404)	20.91
Forfeited	(144)	22.02
Unvested at December 31, 2017	1,280	$23.45	$28,407
___________________

*
The aggregate intrinsic value is calculated as the market value of our ordinary shares as of December 31, 2017. The market value as of December 31, 2017 was $22.20 per share, which is the closing sale price of our ordinary shares on December 29, 2017, the last trading day prior to December 31, 2017, as reported by the Nasdaq Global Select Market.

The total fair value of shares underlying RSUs and restricted stock awards vested during 2017, 2016, and 2015 was $9.0 million, $7.0 million, and $11.8 million, respectively.
Performance share units
We calculate the grant date fair value of PSUs as the closing sale price of our ordinary shares on the grant date, as reported by the Nasdaq Global Select Market. Share-based compensation expense associated with outstanding PSUs is measured using the grant date fair value and is based on the estimated achievement of the established performance criteria at the end of each reporting period until the performance period ends, recognized on a straight-line basis over the performance period. Share-based compensation expense is only recognized for PSUs that we expect to vest, which we estimate based upon an assessment of the probability that the performance criteria will be achieved. The PSUs granted during the fiscal year ended December 31, 2017 have a three-year performance-based metric measured over a performance period from June 26, 2017 to June 28, 2020. Share-based compensation expense associated with outstanding PSUs is updated for actual forfeitures.
During 2017, we granted 0.1 million PSUs (based on an assumed target level of performance) to employees with a weighted-average grant-date fair value of $27.86 per share. During 2017, we did not grant any PSUs to non-employees.
A summary of our PSU activity during 2017 is as follows:

	Shares (000’s)	Weighted-average grant-date fair value	Aggregate intrinsic value* ($000’s)
Unvested at December 25, 2016	—	—
Granted	114	27.86
Vested	—	—
Forfeited	(6)	27.86
Unvested at December 31, 2017	108	$27.86	$2,407
___________________

*
The aggregate intrinsic value is calculated as the market value of our ordinary shares as of December 31, 2017. The market value as of December 31, 2017 was $22.20 per share, which is the closing sale price of our ordinary shares on December 29, 2017, the last trading day prior to December 31, 2017, as reported by the Nasdaq Global Select Market.

Non-plan inducement stock options
On occasion, legacy Wright granted stock options under a non-plan inducement stock option agreement, in order to induce a candidate to commence employment with legacy Wright as a member of the executive management team. These options, which are fully vested, vested over a service period ranging from 3 to 4 years. All of the options granted under these non-plan agreements will expire 10 years from the date of grant.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

A summary of our non-plan inducement stock option activity during 2017 is as follows:

	Shares (000’s)	Weighted-average exercise price	Weighted-average remaining contractual life	Aggregate intrinsic value* ($000’s)
Outstanding at December 25, 2016	917	$16.69
Granted	—	—
Exercised	(42)	20.61
Forfeited or expired	—	—
Outstanding at December 31, 2017	875	$16.50	3.9	$4,986
Exercisable at December 31, 2017	875	$16.50	3.9	$4,986
________________________________

*
The aggregate intrinsic value is calculated as the difference between the market value of our ordinary shares as of December 31, 2017 and the respective exercise prices of the options. The market value as of December 31, 2017 was $22.20 per share, which is the closing sale price of our ordinary shares on December 29, 2017, the last trading day prior to December 31, 2017, as reported by the Nasdaq Global Select Market.

A summary of our non-plan inducement stock options outstanding and exercisable at December 31, 2017 is as follows (shares in thousands):

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted-average remaining contractual life	Weighted-average exercise price	Number exercisable	Weighted-average exercise price
$2.00 — $16.00	696	3.7	$15.57	696	$15.57
$16.01 — $32.00	179	4.7	20.12	179	20.12
	875	3.9	$16.50	875	$16.50
Employee Stock Purchase Plan
The Wright Medical Group N.V. Amended and Restated Employee Stock Purchase Plan (the ESPP), which is an amended and restated version of the Tornier N.V. 2010 Employee Stock Purchase Plan, was approved by our shareholders on June 28, 2016. Under the ESPP, we are authorized to issue and sell up to the sum of (i) 333,333 ordinary shares registered previously under the Tornier N.V. 2010 Employee Stock Purchase Plan and (ii) 216,227 additional ordinary shares approved under the ESPP. The total of 550,000 ordinary shares are authorized to be issued to employees of our company and certain designated subsidiaries who work at least 20 hours per week. Under the ESPP, there are two six-month offering periods during each calendar year, one beginning January 1 and ending on June 30, and the other beginning July 1 and ending on December 31. However the compensation committee of the board of directors determined that the first offering period would be the three months beginning October 1, 2016 and ending December 31, 2016. Under the terms of the ESPP, each eligible employee can choose each offering period to have up to 20% of his or her eligible earnings withheld to purchase up to 1,000 ordinary shares. The purchase price of the shares is 85% of the market price on the first or last trading day of the offering period, whichever is lower. As of December 31, 2017, there were 434,293 ordinary shares available for future issuance under the ESPP.
Under the ESPP, the first offering period purchase occurred on December 31, 2016, which was during the 2017 fiscal year.
In applying the Black-Scholes methodology to purchase rights granted under the ESPP, we used the following assumptions:

Fiscal year ended
	December 31, 2017	December 25, 2016
Risk-free interest rate	1.3% - 1.9%	1.2% - 1.3%
Expected life	6 months	3 months
Expected price volatility	24%	33%
15. Retirement Benefit Plans
During the fiscal year ended December 31, 2017 and December 25, 2016, we offered a defined contribution retirement benefit plan for our U.S. based employees. Our defined contribution plan under Section 401(k) of the Internal Revenue Code of 1986,

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

as amended (Code), covers U.S. employees who are 18 years of age and over. Under this plan, we have elected to make matching contributions to all eligible participants in an amount equal to 100% of the first three percent of eligible compensation, and 50% of the next two percent of eligible compensation, contributed to the Plan as deferral contributions.  Employees are 100% vested in their rollover contributions, employer non-elective contributions, employer matching contributions, qualified non-elective contributions, deferral contributions, safe harbor matching employer contributions and any earnings thereon. The expense related to this plan recognized within our results from continuing operations was $5.5 million in 2017 and $4.9 million in 2016.
Prior to 2016, we offered one plan sponsored by legacy Wright and another sponsored by legacy Tornier. Expense related to the Legacy Wright defined contribution plan recognized within our results from continuing operations was $2.5 million in 2015. Expense related to the Legacy Tornier qualified defined contribution plan recognized within our results from continuing operations was $0.2 million in 2015.
16. Commitments and Contingencies
Operating Leases
We lease certain equipment and office space under non-cancelable operating leases. Rental expense under operating leases approximated $8.9 million, $10.5 million, and $8.6 million for the fiscal years ended December 31, 2017, December 25, 2016, and December 27, 2015, respectively. Future minimum payments, by year and in the aggregate, under non-cancelable operating leases with initial or remaining lease terms of one year or more, are as follows at December 31, 2017 (in thousands):

2018	$8,076
2019	7,196
2020	5,713
2021	4,833
2022	3,292
Thereafter	5,774
$34,884
Portions of our payments for operating leases are denominated in foreign currencies and were translated in the table above based on their respective U.S. dollar exchange rates at December 31, 2017. These future payments are subject to foreign currency exchange rate risk.
Purchase Obligations
We have entered into certain supply agreements for our products which include minimum purchase obligations. As of December 31, 2017, we have minimum purchase obligations of $3 million for 2018.
Legal Contingencies
The legal contingencies described in this footnote relate primarily to WMT, an indirect subsidiary of Wright Medical Group N.V., and are not necessarily applicable to Wright Medical Group N.V. or other affiliated entities. Maintaining separate legal entities within our corporate structure is intended to ring-fence liabilities.  We believe our ring-fenced structure should preclude corporate veil-piercing efforts against entities whose assets are not associated with particular claims.
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

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Governmental Inquiries
On August 3, 2012, we received a subpoena from the United States Attorney's Office for the Western District of Tennessee requesting records and documentation relating to our PROFEMUR® series of hip replacement devices. The subpoena covers the period from January 1, 2000 to August 2, 2012. We will continue to cooperate as required.
Patent Litigation
On September 23, 2014, Spineology filed a patent infringement lawsuit, Case No. 0:14-cv-03767, in the U.S. District Court in Minnesota, alleging that our X-REAM® bone reamer infringes U.S. Patent No. RE42,757 entitled “EXPANDABLE REAMER.” In January 2015, on the deadline for service of its complaint, Spineology dismissed its complaint without prejudice and filed a new, identical complaint. We filed an answer to the new complaint with the Court on April 27, 2015. The Court conducted a Markman hearing on March 23, 2016. Mediation was held on August 11, 2016, but no agreement could be reached. The Court issued a Markman decision on August 30, 2016, in which it found all asserted product claims invalid as indefinite under applicable patent laws and construed several additional claim terms. The parties completed fact and expert discovery with respect to the remaining asserted method claims. We filed a motion for summary judgment of non-infringement of the remaining asserted patent claims and motions to exclude testimony from Spineology’s technical and damages experts. Spineology filed a motion for summary judgment of infringement. On July 25, 2017, the Court granted our motion for summary judgment of non-infringement; denied Spineology’s motion for summary judgment of infringement; and denied all remaining motions as moot. The Court also entered judgment in our favor and against Spineology on all issues. Spineology has appealed the judgment to the U.S. Court of Appeals for the Federal Circuit and we are awaiting oral argument.
On September 13, 2016, we filed a civil action, Case No. 2:16-cv-02737-JPM, against Spineology in the U.S. District Court for the Western District of Tennessee alleging breach of contract, breach of implied warranty against infringement, and seeking a judicial declaration of indemnification from Spineology for patent infringement claims brought against us stemming from our sale and/or use of certain expandable reamers purchased from Spineology. Spineology filed a motion to dismiss on October 17, 2016, but withdrew the motion on November 28, 2016. On December 7, 2016, Spineology filed an answer to our complaint and counterclaims, including counterclaims relating to a 2004 non-disclosure agreement between Spineology and WMT. On December 28, 2016, we filed a motion to dismiss the counterclaims relating to that 2004 agreement. On January 4, 2017, Spineology filed a motion for summary judgment on certain claims set forth in our complaint. We opposed that motion. On January 27, 2017, we filed a motion for summary judgment on certain issues pertaining to our indemnification claims. Spineology opposed that motion. On July 7, 2017, the Court extended the deadlines for completing discovery until after it ruled on those pending motions. On August 29, 2017, the Court ruled on the motions to dismiss and for summary judgment. In view of that decision, on September 22, 2017, the parties stipulated to, and the Court entered, a judgment that effectively ended the case in a draw. We have appealed the judgment as to our claims against Spineology to the U.S. Court of Appeals for the Sixth Circuit. Spineology did not appeal the District Court’s dismissal of its contract counterclaim.
In August 2016, we received a letter from KFx alleging that a legacy Tornier product (the Piton Suture Anchor) infringes one of KFx’s patents when used in knotless double row tissue fixation techniques. On April 6, 2017, we filed a declaratory judgment action in the United States District Court for the District of Delaware, Case No. 1:17-cv-00384, seeking declaratory judgment of non-infringement and invalidity of United States Patent Nos. 7,585,311; 8,100,942; and 8,109,969. On April 20, 2017, KFx filed an answer and counterclaim alleging we indirectly infringe, and induce infringement of, these patents. In February 2018, the parties reached a settlement in principle intended to fully resolve the matter and end the litigation. Under the settlement in principle, we will pay KFx a one-time lump sum license fee in an immaterial amount in exchange for a fully paid global license to the relevant KFx patents. The settlement is presently being documented.
Product Liability
We have received claims for personal injury against us associated with fractures of our PROFEMUR® long titanium modular neck product (PROFEMUR® Claims). As of December 31, 2017 there were approximately 30 pending U.S. lawsuits and approximately 60 pending non-U.S. lawsuits alleging such claims. The overall fracture rate for the product is low and the fractures appear, at least in part, to relate to patient demographics. Beginning in 2009, we began offering a cobalt-chrome version of our PROFEMUR® modular neck, which has greater strength characteristics than the alternative titanium version. Historically, we have reflected our liability for these claims as part of our standard product liability accruals on a case-by-case basis. However, during the fiscal quarter ended September 30, 2011, as a result of an increase in the number and monetary amount of these claims, management estimated our liability to patients in the United States and Canada who have previously required a revision following a fracture of a PROFEMUR® long titanium modular neck, or who may require a revision in the future. Management has estimated that this aggregate liability is $21.5 million. We have classified $12.0 million of this liability as current in “Accrued expenses and other current liabilities,” as we expect to pay such claims within the next twelve months, and $9.5 million as non-current in “Other

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

liabilities” on our consolidated balance sheet. We expect to pay the majority of these claims within the next three years. Any claims associated with this product outside of the United States and Canada, or for any other products, will be managed as part of our standard product liability accrual methodology on a case-by-case basis.
We are aware that MicroPort has recalled certain sizes of its cobalt chrome modular neck products as a result of alleged fractures. As of December 31, 2017, there were four pending U.S. lawsuits and eight pending non-U.S. lawsuits against us alleging personal injury resulting from the fracture of a cobalt chrome modular neck. These claims will be managed as part of our standard product liability accrual methodology on a case-by-case basis. On October 27, 2017, our primary insurance carrier agreed to defend us in connection with these lawsuits under a reservation of rights.
We have maintained product liability insurance coverage on a claims-made basis. During the fiscal quarter ended March 31, 2013, we received a customary reservation of rights from our primary product liability insurance carrier asserting that present and future claims related to fractures of our PROFEMUR® titanium modular neck hip products and which allege certain types of injury (Titanium Modular Neck Claims) would be covered as a single occurrence under the policy year the first such claim was asserted. The effect of this coverage position would be to place Titanium Modular Neck Claims into a single prior policy year in which applicable claims-made coverage was available, subject to the overall policy limits then in effect. Management agrees with the assertion that the Titanium Modular Neck Claims should be treated as a single occurrence, but notified the carrier that it disputed the carrier's selection of available policy years. During the second quarter of 2013, we received confirmation from the primary carrier confirming their agreement with our policy year determination. Based on our insurer's treatment of Titanium Modular Neck Claims as a single occurrence, we increased our estimate of the total probable insurance recovery related to Titanium Modular Neck Claims by $19.4 million, and recognized such additional recovery as a reduction to our selling, general and administrative expenses for the fiscal quarter ended March 31, 2013, within results of discontinued operations. In the fiscal quarter ended June 30, 2013, we received payment from the primary insurance carrier of $5 million. In the fiscal quarter ended September 30, 2013, we received payment of $10 million from the next insurance carrier in the tower. We have requested, but not yet received, payment of the remaining $25 million from the third insurance carrier in the tower for that policy period. The policies with the second and third carrier in this tower are “follow form” policies and management believes the third carrier should follow the coverage position taken by the primary and secondary carriers. On September 29, 2015, that third carrier asserted that the terms and conditions identified in its reservation of rights will preclude coverage for the Titanium Modular Neck Claims. Pursuant to applicable accounting standards, we reduced our insurance receivable balance for this claim to $0, and recorded a $25 million charge within “Net loss from discontinued operations” during the fiscal year ended December 27, 2015. We strongly dispute the carrier's position and, in accordance with the dispute resolution provisions of the policy, have initiated an arbitration proceeding in London, England seeking payment of these funds. The arbitration proceeding was completed on February 15, 2018 and the parties await the decision of the arbitration tribunal.
Claims for personal injury have also been made against us associated with our metal-on-metal hip products (primarily our CONSERVE® product line). The pre-trial management of certain of these claims has been consolidated in the federal court system, in the United States District Court for the Northern District of Georgia under the MDL and certain other claims by the JCCP in state court in Los Angeles County, California (collectively the Consolidated Metal-on-Metal Claims).
As of December 31, 2017, there were approximately 800 lawsuits pending in the MDL and JCCP, and an additional 50 cases pending in various U.S. state courts. As of that date, we have also entered into approximately 700 so called “tolling agreements” with potential claimants who have not yet filed suit. The number of lawsuits pending in the MDL and JCCP and tolling agreements disclosed above includes the claims that have been resolved pursuant to the Master Settlement Agreement and Second Settlement Agreements discussed below. Based on presently available information, we believe approximately 300 of these matters allege claims involving bilateral implants. As of December 31, 2017, there were also approximately 50 non-U.S. lawsuits pending. We believe we have data that supports the efficacy and safety of our metal-on-metal hip products.
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

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

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
The first state court metal-on-metal hip trial not part of the MDL or JCCP commenced on October 24, 2016, in St. Louis, Missouri. On November 3, 2016, the jury returned a verdict in our favor. The plaintiff appealed and the appellate court heard oral argument on November 8, 2017. On February 20, 2018, the Missouri Court of Appeals, Eastern District, denied the plaintiff’s appeal and upheld the verdict of the trial court.
On November 1, 2016, WMT entered into the MSA with Court-appointed attorneys representing plaintiffs in the MDL and JCCP. Under the terms of the MSA, the parties agreed to settle 1,292 specifically identified claims associated with CONSERVE®, DYNASTY® and LINEAGE® products that meet the eligibility requirements of the MSA and are either pending in the MDL or JCCP, or subject to court-approved tolling agreements in the MDL or JCCP, for a settlement amount of $240 million.
The $240 million settlement amount is a maximum settlement based on the pool of 1,292 specific, existing claims comprised of an identified mix of CONSERVE®, DYNASTY® and LINEAGE® products (Initial Settlement Pool), with a value assigned to each product type, resulting in a total settlement of $240 million for the 1,292 claims in the Initial Settlement Pool.
Actual settlements paid to individual claimants are determined under the claims administration procedures contained in the MSA and may be more or less than the amounts used to calculate the $240 million settlement for the 1,292 claims in the Initial Settlement Pool. However in no event will variations in actual settlement amounts payable to individual claimants affect WMT’s maximum settlement obligation of $240 million or the manner in which it may be reduced due to opt outs, final product mix, or elimination of ineligible claims.
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
During 2016 WMT escrowed $150 million to secure its obligations under the MSA, all of which had been paid as of December 31, 2017. As additional security, Wright Medical Group N.V., the indirect parent company of WMT, agreed to guarantee WMT’s obligations under the MSA.
On October 3, 2017, WMT entered into the Second Settlement Agreements with the Court-appointed attorneys representing plaintiffs in the MDL and JCCP. Under the terms of the Second Settlement Agreements, the parties agreed to settle 629 specifically identified CONSERVE®, DYNASTY® and LINEAGE® claims that meet the eligibility requirements of the Second Settlement Agreements and are either pending in the MDL or JCCP, or subject to court-approved tolling agreements in the MDL or JCCP,

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

for a maximum settlement amount of $89.75 million. The comprehensive settlement amount was contingent on WMT’s recovery of new insurance proceeds totaling at least $35 million from applicable insurance carriers by December 31, 2017. On December 29, 2017, WMT entered into a First Amendment to the Third Settlement Agreement pursuant to which the deadline for the recovery of new insurance proceeds totaling at least $35 million from applicable insurance carriers was extended through February 28, 2018 and, on February 23, 2018, WMT entered into a Second Amendment to the Third Settlement Agreement pursuant to which the deadline was extended through March 30, 2018. To date, certain of the insurance carriers have contributed or agreed to contribute $20 million of funds applicable against the contingency.
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
The total maximum settlement amount of $89.75 million is allocated among the following three tranches: (1) Tranche 1: $7.9 million to settle 49 additional claims that would have been eligible to participate in the MSA but for the claim limit contained therein, which amount will be funded as such claims are settled; (2) Tranche 2: $5.1 million to settle 39 eligible claims of the oldest claimants (by age), which amount will be funded as such claims are settled; and (3) Tranche 3: $76.75 million to settle 511 eligible claims pending or tolled in the MDL and JCCP existing as of June 30, 2017, and 30 new eligible claims which were presented between July 1, 2017 and October 1, 2017, which amount will be funded as follows: $45 million by June 30, 2018 and $31.75 million by September 30, 2019. Actual funding may extend beyond these dates pending completion of claims administration processes. The Tranche 3 settlement is contingent upon WMT receiving at least $35 million of new insurance proceeds from applicable carriers by March 30, 2018. There is no contingency with respect to Tranches 1 and 2.
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
Each of the Second Settlement Agreements includes a 95% opt-in requirement, meaning WMT may terminate either Settlement Agreement prior to any settlement disbursement if claimants holding greater than 5% of eligible claims in Tranches 1 and 2, collectively, or claimants holding greater than 5% of eligible claims in Tranche 3 in the Second Settlement Final Settlement Pool, elect to “opt-out” of the settlement. On January 2, 2018, WMT received notification that 100% of the claimants in Tranches 1 and 2 opted-in. WMT is currently reviewing proof of claim documentation for these claimants and has until March 2, 2018 to confirm that the 95% opt-in requirement has been met. Claimants in Tranche 3 have until April 2, 2018 to opt into the Second Settlement Agreements.
While the Second Settlement Agreements did not require WMT to escrow any amount to secure its obligations thereunder, as additional security, Wright Medical Group N.V., the indirect parent company of WMT, agreed to guarantee WMT’s obligations under the Second Settlement Agreements.
The MSA (which reference includes the supplemental settlements described above) and the Second Settlement Agreements were entered into solely as a compromise of the disputed claims being settled and are not evidence that any claim has merit nor are they an admission of wrongdoing or liability by WMT. WMT will continue to vigorously defend metal-on-metal hip claims not settled pursuant to the above agreements. The Second Settlement Agreements are contingent upon the dismissal without prejudice of pending and tolled claims in the MDL and JCCP that do not meet the inclusion criteria of the MDL or JCCP. Additionally, the Second Settlement Agreements are contingent upon the dismissal without prejudice of all remaining non-revision claims in the

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

MDL and JCCP, pursuant to a tolling agreement that tolls applicable statutes of limitation and repose for three months from a revision of the products or determination that a revision of the products is necessary. The MDL and JCCP courts have both entered orders closing these proceedings to new claims.
As of December 31, 2017, we estimate there were approximately 50 outstanding metal-on-metal hip revision claims that were not included in the MSA or Second Settlement Agreements, approximately 50 claims pending in U.S courts other than the MDL and JCCP, and approximately 50 claims pending in non-U.S. courts. We also estimate that there were approximately 600 outstanding metal-on-metal hip non-revision claims as of December 31, 2017. These non-revision cases were excluded from the MSA and Second Settlement Agreements. As a result of entering into the Second Settlement Agreements during the third quarter of 2017, we recorded an additional accrual of $82.7 million for the 629 matters included within the settlement and for matters that have the same eligibility criteria.
As of December 31, 2017, our accrual for metal-on-metal claims totaled $177.5 million, of which $127.4 million is included in our consolidated balance sheet within “Accrued expenses and other current liabilities” and $50.1 million is included within “Other liabilities.” Our accrual is based on (i) case by case accruals for specific cases where facts and circumstances warrant, and (ii) the implied settlement values for eligible claims under the MSA or Second Settlement Agreements. We are unable to reasonably estimate the high-end of a possible range of loss for claims which elected or will elect to opt-out of the MSA or Second Settlement Agreements. Claims we can confirm would meet MSA or Second Settlement Agreements eligibility criteria but are excluded from the settlements due to the maximum settlement cap, or because they are state cases not part of the MDL or JCCP, have been accrued as of the respective settlement rates. Due to the general uncertainties surrounding all metal-on metal claims as noted above, as well as insufficient information about individual claims, we are presently unable to reasonably estimate a range of loss for future claims; hence we have not accrued for these claims at the present time.
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
We have maintained product liability insurance coverage on a claims-made basis. During the fiscal quarter ended September 30, 2012, we received a customary reservation of rights from our primary product liability insurance carrier asserting that certain present and future claims which allege certain types of injury related to our CONSERVE® metal-on-metal hip products (CONSERVE® Claims) would be covered as a single occurrence under the policy year the first such claim was asserted. The effect of this coverage position would be to place CONSERVE® Claims into a single prior policy year in which applicable claims-made coverage was available, subject to the overall policy limits then in effect. Management agrees that there is insurance coverage for the CONSERVE® Claims, but has notified the carrier that it disputes the carrier's characterization of the CONSERVE® Claims as a single occurrence.
In June 2014, Travelers, which was an excess carrier in our coverage towers across multiple policy years, filed a declaratory judgment action in Tennessee state court naming us and certain of our other insurance carriers as defendants and asking the court to rule on the rights and responsibilities of the parties with regard to the CONSERVE® Claims. Among other things, Travelers appeared to dispute our contention that the CONSERVE® Claims arise out of more than a single occurrence thereby triggering multiple policy periods of coverage.  Travelers further sought a determination as to the applicable policy period triggered by the alleged single occurrence.  We filed a separate lawsuit in state court in California for declaratory judgment against certain carriers and breach of contract against the primary carrier, and moved to dismiss or stay the Tennessee action on a number of grounds, including that California is the most appropriate jurisdiction. During the third quarter of 2014, the California Court granted Travelers' motion to stay our California action. On April 29, 2016, we filed a dispositive motion seeking partial judgment in our favor in the Tennessee action, which motion is pending and has been referred to a Special Master to consider the parties’ arguments. On June 10, 2016, Travelers withdrew its motion for summary judgment in the Tennessee action. One of the other insurance companies in the Tennessee action has stated that it will re-file a similar motion in the future.
In March 2017, Lexington, which had been dismissed from the Tennessee action, requested arbitration under five Lexington insurance policies in connection with the CONSERVE® Claims. We subsequently engaged in discussions and correspondence with Lexington about the scope of the requested arbitration(s). On or about October 27, 2017, Lexington filed an Application for Order to Compel Arbitration in the Commonwealth of Massachusetts, Suffolk County Superior Court, naming WMT, Wright Medical Group, Inc., and Wright Medical Group N.V. We opposed the Application, which remains pending.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

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
On December 13, 2016, we filed a motion in the Tennessee action described above to include allegations of bad faith against the primary insurance carrier.  The motion was subsequently amended on February 8, 2017 to add similar bad faith claims against the remaining excess carriers.  On April 13, 2017, the Court denied our motion, without prejudice to our right to re-assert the motion at a later time. On August 29, 2017, we refiled the motion to add a bad faith claim against the primary and excess insurance carriers. The Court granted our motion on October 19, 2017 and, on October 23, 2017, we filed amended cross-claims alleging bad faith against all of the insurance carriers. On November 9, 2017, our primary insurance carrier brought a motion to dismiss and strike our bad faith claim. The remaining excess carriers either joined the primary insurer’s motion or brought their own separate motions. On December 22, 2017 and December 29, 2017, we opposed the insurers’ motions to dismiss and strike our claim for bad faith. The motions remain pending.
As part of the settlement with the Three Settling Insurers, the Three Settling Insurers bought back from WMT their policies in the five policy years beginning with the August 15, 2007- August 15, 2008 policy year (Repurchased Policy Years). Consequently, the Wright Entities have no further coverage from the Three Settling Insurers for any present or future claims falling in the Repurchased Policy Years, or any other period in which a released claim is asserted. Additionally, the Insurance Settlement Agreement contains a so-called most favored nation provision which could require us to refund a pro rata portion of the settlement amount if we voluntarily enter into a settlement with the remaining carriers in the Repurchased Policy Years on certain terms more favorable than analogous terms in the Insurance Settlement Agreement. The Tennessee action will continue as to the remaining defendant insurers other than the Three Settling Insurers. The amount due to the Wright Entities under the Insurance Settlement Agreement was paid in the fourth quarter of 2016 and the Three Settling Insurers have been dismissed from the Tennessee action.
On February 22, 2018, we and certain of our subsidiaries entered into the Second Insurance Settlement Agreement with Federal, pursuant to which Federal agreed to pay us an aggregate of $15 million (in addition to $5 million previously paid by Federal) in a lump sum on or before the 10th business day after execution of the Second Insurance Settlement Agreement. This amount will be in full satisfaction of all potential liability of Federal relating to designated metal-on-metal hip claims, including but not limited to all claims asserted by our subsidiary WMT against Federal in the previously disclosed insurance coverage litigation. We have recorded a $15 million receivable as a result of this agreement within “Other current assets” as of December 31, 2017. On February 9, 2018, the Tennessee action was stayed for 60 days to allow Wright and Federal to finalize and document their settlement and for the remaining parties to negotiate potential settlement of all remaining claims.
As of December 31, 2017, we have received $78.4 million of insurance proceeds, including the above amount from the Three Settling Insurers, and our insurance carriers have paid a total of $6.7 million directly to claimants in connection with various settlements, which represents amounts undisputed by the carriers. Except as provided in the Insurance Settlement Agreement and the Second Insurance Settlement Agreement, our acceptance of the insurance proceeds was not a waiver of any other claim we may have against the insurance carriers. However, the amount we ultimately receive will depend on the outcome of our dispute with the remaining carriers (other than the Three Settling Carriers and Federal) concerning the number of policy years available. We believe our contracts with the insurance carriers are enforceable for these claims; and, therefore, we believe it is probable we will receive additional recoveries from the remaining carriers. Settlement discussions with the remaining insurance carriers continue.
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
In June 2015, a jury returned a $4.4 million verdict against us in a case involving a fractured hip implant stem sold prior to the MicroPort closing.  This was a one-of-a-kind case unrelated to the modular neck fracture cases we have been reporting. There are no other cases pending related to this component, nor are we aware of other instances where this component has fractured. In September 2015, the trial judge reduced the jury verdict to $1.025 million and indicated that if the plaintiff did not accept the reduced award he would schedule a new trial solely on the issue of damages. The plaintiff elected not to accept the reduced damage

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

award, and both parties have appealed. The Court has not set a date for a new trial on the issue of damages and we do not expect it will do so until the appeals are adjudicated. We will maintain our current $4.4 million accrual as a probable liability until the matter is resolved. The $4.4 million probable liability associated with this matter is reflected within “Accrued expenses and other current liabilities,” and a $4 million receivable associated with the probable recovery from product liability insurance is reflected within “Other current assets.” On November 14, 2017, our primary insurance carrier agreed to defend and indemnify us in connection with this lawsuit under a reservation of rights. On January 9, 2018, the California appellate court heard oral argument on the parties’ cross-appeals.
Other
In addition to those noted above, we are subject to various other legal proceedings, product liability claims, corporate governance, and other matters which arise in the ordinary course of business.
17. Restricted Cash
During the fourth quarter of 2016, WMT deposited $150.0 million into a restricted escrow account to secure its obligations under the MSA that WMT entered into in connection with the metal-on-metal hip litigation, as described in Note 16 to the consolidated financial statements. All individual settlements under the MSA were funded first from the escrow account and then, once all funds held in the escrow account have been exhausted, directly by WMT. During the fiscal year ended December 31, 2017, WMT paid $150 million in settlement payments from the escrow account, bringing the balance in the restricted escrow account to $0 as of December 31, 2017. Therefore, as of December 31, 2017, none of our cash was considered restricted under US GAAP. See Note 16 to the consolidated financial statements for further discussion regarding the MSA and the metal-on-metal hip litigation.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within our consolidated balance sheets that sum to the totals of the same such amounts shown in the consolidated statements of cash flows (in thousands):

	December 31, 2017	December 25, 2016
Cash and cash equivalents	$167,740	$262,265
Restricted cash	—	150,000
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$167,740	$412,265
18. Certain Relationships and Related-Party Transactions
The related party disclosures in this note relate to transactions with a former director of legacy Tornier, Alain Tornier. Mr. Tornier departed from our board of directors effective October 1, 2015 in connection with the closing of the Wright/Tornier merger. Accordingly, the indebtedness and lease agreements described below are not related party transactions during 2016 or 2017.
On July 29, 2008, Tornier SAS, a subsidiary of legacy Tornier, formed a real estate holding company (SCI Calyx) together with Alain Tornier, a former director of legacy Tornier (Mr. Tornier). SCI Calyx is owned 51% by Tornier SAS and 49% by Mr. Tornier. SCI Calyx was initially capitalized by a contribution of capital of €10,000 funded 51% by Tornier SAS and 49% by Mr. Tornier. SCI Calyx then acquired a combined manufacturing and office facility in Montbonnot, France, for approximately $6.1 million. The manufacturing and office facility acquired was to be used to support the manufacture of certain of legacy Tornier’s current products and house certain operations already located in Montbonnot, France. This real estate purchase was funded through mortgage borrowings of $4.1 million and $2.0 million cash borrowed from the two current shareholders of SCI Calyx. The $2.0 million cash borrowed from the SCI Calyx shareholders originally consisted of a $1.0 million note due to Mr. Tornier and a $1.0 million note due to Tornier SAS. Both of the notes issued by SCI Calyx bear annual interest at the three-month Euro Libor rate plus 0.5% and have no stated term. During 2010, SCI Calyx borrowed approximately $1.4 million from Mr. Tornier in order to fund on-going leasehold improvements necessary to prepare the Montbonnot facility for its intended use. This cash was borrowed under the same terms as the original notes. On September 3, 2008, Tornier SAS entered into a lease agreement with SCI Calyx relating to these facilities. The agreement, which terminates in 2018, provides for an annual rent payment of €440,000, which has subsequently been increased and is currently €965,655 annually. Annual lease payments to SCI Calyx amounted to $2.2 million during the fiscal year ended December 27, 2015, $0.6 million of which is reflected in our consolidated financial statements in light of the timing of the Wright/Tornier merger. As of December 27, 2015, future minimum payments under this lease were $12.3

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

million in the aggregate. As of December 27, 2015, SCI Calyx had related-party debt outstanding to Mr. Tornier of $2.0 million. The SCI Calyx entity is consolidated by us, and the related real estate and liabilities are included on our consolidated balance sheets.
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
19. Quarterly Results of Operations (unaudited):
The following tables present a summary of our unaudited quarterly operating results for each of the four quarters in 2017 and 2016, respectively (in thousands). This information was derived from unaudited interim financial statements that, in the opinion of management, have been prepared on a basis consistent with the financial statements contained elsewhere in this report and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of such information when read in conjunction with our audited financial statements and related notes. The operating results for any quarter are not necessarily indicative of results for any future period.

	2017
	First quarter	Second quarter	Third quarter	Fourth quarter
Net sales	$177,191	$179,693	$170,503	$217,602
Cost of sales	37,126	38,122	38,421	47,278
Gross profit	140,065	141,571	132,082	170,324
Operating expenses:
Selling, general and administrative	129,834	130,818	131,421	133,149
Research and development	12,432	12,547	11,992	13,144
Amortization of intangible assets	7,397	6,999	7,178	6,822
Total operating expenses	149,663	150,364	150,591	153,115
Operating (loss) income	(9,598)	(8,793)	(18,509)	17,209
Net (loss) income from continuing operations, net of tax	(36,707)	(20,960)	(34,122)	26,852
(Loss) income from discontinued operations, net of tax	(21,992)	(20,202)	(97,748)	2,281
Net (loss) income	$(58,699)	$(41,162)	$(131,870)	$29,133
Net (loss) income, continuing operations per share, basic	$(0.35)	$(0.20)	$(0.33)	$0.26
Net (loss) income, continuing operations per share, diluted	$(0.35)	$(0.20)	$(0.33)	$0.25
Net (loss) income per share, basic	$(0.57)	$(0.39)	$(1.26)	$0.28
Net (loss) income per share, diluted	$(0.57)	$(0.39)	$(1.26)	$0.27
Weighted-average number of shares outstanding-basic	103,663	104,377	104,836	105,195
Weighted-average number of shares outstanding-diluted	103,663	104,377	104,836	106,578
Our 2017 operating (loss) income included the following:

•	transaction and transition costs totaling $3.0 million, $3.2 million, $3.3 million, and $2.9 million during the first, second, third, and fourth quarters of 2017, respectively; and

•	a benefit from incentive and indirect tax projects of $9.0 million in the fourth quarter of 2017.
Our 2017 net (loss) income from continuing operations included the following:

•	the after-tax effect of the above amounts;

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

•
the after-tax effects of our CVR mark-to-market adjustments of $6.2 million unrealized loss, $3.9 million unrealized gain, $4.5 million unrealized loss, and $1.4 million unrealized gain recognized in the first, second, third, and fourth quarters of 2017, respectively;

•
the after-tax effects of non-cash interest expense related to the amortization of the debt discount on our 2017 Notes, 2020 Notes and 2021 Notes totaling $11.0 million, $11.2 million, $11.5 million, and $11.7 million during the first, second, third, and fourth quarters of 2017, respectively;

•
the after-tax effects of our mark-to-market adjustments on derivative assets and liabilities totaling a $0.4 million loss, $4.3 million gain, $0.2 million gain, and $0.6 million gain recognized in the first, second, third, and fourth quarters of 2017, respectively;

•
the after-tax effects of our fair value adjustments to contingent consideration totaling a $0.2 million unrealized loss, $0.1 million unrealized loss, and $0.2 million unrealized gain in the second, third, and fourth quarters of 2017, respectively;

•	a tax benefit related to the realizability of net operating losses of $8.9 million and $16.0 million in the third and fourth quarters of 2017, respectively;

•	the tax effects of tax law reform in the U.S. and France totaling $8.3 million in the fourth quarter of 2017; and

•	the tax effects of a benefit from incentive and indirect tax projects of $0.8 million in the fourth quarter of 2017.

	2016
	First quarter	Second quarter	Third quarter	Fourth quarter
Net sales	$169,291	$170,716	$157,332	$193,023
Cost of sales	46,666	49,009	46,149	50,583
Gross profit	122,625	121,707	111,183	142,440
Operating expenses:
Selling, general and administrative	134,746	136,483	129,840	140,489
Research and development	12,116	12,108	12,481	13,809
Amortization of intangible assets	6,457	7,484	7,466	7,434
Total operating expenses	153,319	156,075	149,787	161,732
Operating loss	(30,694)	(34,368)	(38,604)	(19,292)
Net loss, continuing operations, net of tax	(40,193)	(42,031)	(52,709)	(30,002)
Net loss, discontinued operations, net of tax	(7,799)	(187,329)	(57,436)	(14,874)
Net loss	$(47,992)	$(229,360)	$(110,145)	$(44,876)
Net loss, continuing operations per share, basic and diluted	$(0.39)	$(0.41)	$(0.51)	$(0.29)
Net loss per share, basic and diluted	$(0.47)	$(2.23)	$(1.07)	$(0.43)
Weighted-average number of shares outstanding-basic and diluted [1]	102,704	102,785	103,072	103,309
Our 2016 operating loss included the following:

•	transaction and transition costs totaling $10.8 million, $9.0 million, $8.1 million, and $8.4 million during the first, second, third, and fourth quarters of 2016, respectively;

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

•
the after-tax effects of $12.3 million non-cash loss of extinguishment of debt to write-off unamortized debt discount and deferred financing fees associated with the partial settlement of 2017 Notes and 2020 Notes during the second quarter of 2016;

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
20. Segment and Geographic Data
During the first quarter of 2016, our management, including our Chief Executive Officer, who is our chief operating decision maker, began managing our operations as four operating business segments: U.S. Lower Extremities & Biologics, U.S. Upper Extremities, International Extremities & Biologics, and Large Joints. We determined that each of these operating segments represented a reportable segment. Our Chief Executive Officer reviews financial information at the operating segment level to allocate resources and to assess the operating results and performance of each segment.  As a result of the classification of the Large Joints business as a discontinued operation during the second quarter of 2016, the Large Joints reportable segment is presented in our consolidated statements of operations as discontinued operations and is excluded from segment results for all periods presented. See Note 4 of the consolidated financial statements for additional information regarding this divestiture. U.S. Lower Extremities & Biologics, U.S. Upper Extremities, and International Extremities & Biologics are our remaining three reportable segments as of December 31, 2017.
Our U.S. Lower Extremities & Biologics segment consists of our operations focused on the sale in the United States of our lower extremities products, such as joint implants and bone fixation devices for the foot and ankle, and our biologics products used to support treatment of damaged or diseased bone, tendons, and soft tissues or to stimulate bone growth. Our U.S. Upper Extremities segment consists of our operations focused on the sale in the United States of our upper extremities products, such as joint implants and bone fixation devices for the shoulder, elbow, wrist, and hand and products used across several anatomic sites to mechanically repair tissue-to-tissue or tissue-to-bone injuries and other ancillary products. As the IMASCAP operations will be managed by the U.S. Upper Extremities management team, results of operations and assets related to IMASCAP will be included within the U.S. Upper Extremities segment. Our International Extremities & Biologics segment consists of our operations focused on the sale outside the United States of all lower and upper extremities products, including associated biologics products.
Management measures segment profitability using an internal operating performance measure that excludes the impact of inventory step-up amortization and due diligence, transaction and transition costs associated with acquisitions, as such items are not considered representative of segment results. Management's change to the way it monitors performance, aligns strategies, and allocates resources results in a change in our reportable segments and a change in reporting units for goodwill impairment measurement purposes. We have determined that each reportable segment represents a reporting unit and, in accordance with ASC 350, requires an allocation of goodwill to each reporting unit. As of December 31, 2017, we have allocated $218.5 million, $630.7 million, and $84.5 million of goodwill to the U.S. Lower Extremities & Biologics, U.S. Upper Extremities, and International Extremities & Biologics reportable segments, respectively.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Net sales by product line are as follows (in thousands):

	Fiscal year ended
	December 31, 2017	December 25, 2016	December 27, 2015
U.S.
Lower extremities	$228,044	$222,936	$187,096
Upper extremities	239,965	201,579	58,756
Biologics	78,361	74,603	50,583
Sports med & other	8,141	8,429	3,388
Total U.S.	$554,511	$507,547	$299,823

International
Lower extremities	$58,473	$62,701	$51,200
Upper extremities	94,699	86,502	24,789
Biologics	22,276	18,883	19,652
Sports med & other	15,030	14,729	9,862
Total International	$190,478	$182,815	$105,503

Total	$744,989	$690,362	$405,326

Our principal geographic regions consist of the United States, EMEA (which includes Europe, the Middle East and Africa), and Other (which principally represents Asia, Australia, Canada, and Latin America). Net sales attributed to each geographic region are based on the location in which the products were sold.
Net sales by geographic region are as follows (in thousands):

	Fiscal year ended
	December 31, 2017	December 25, 2016	December 27, 2015
Net sales by geographic region:
United States	$554,511	$507,547	$299,823
EMEA	120,202	117,268	62,662
Other	70,276	65,547	42,841
Total	$744,989	$690,362	$405,326
No single foreign country accounted for more than 10% of our total net sales during 2017, 2016, or 2015.
Assets in the U.S. Upper Extremities, U.S. Lower Extremities & Biologics, and International Extremities & Biologics segments are those assets used exclusively in the operations of each business segment or allocated when used jointly. Assets in the Corporate category are principally cash and cash equivalents, derivative assets, property, plant and equipment associated with our corporate headquarters, assets associated with discontinued operations, product liability insurance receivables, and assets associated with income taxes. Total assets by business segment as of December 31, 2017 and December 25, 2016 are as follows (in thousands):

	December 31, 2017
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Corporate	Total
Total assets	$490,528	$929,930	$301,985	$406,281	$2,128,724

	December 25, 2016
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Corporate	Total
Total assets	$491,531	$845,102	$264,680	$689,273	$2,290,586

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Selected financial information related to our segments is presented below for the fiscal years ended December 31, 2017, December 25, 2016, and December 27, 2015 (in thousands):

	Fiscal year ended December 31, 2017
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Corporate [1]	Total
Net sales from external customers	$309,713	$244,798	$190,478	$—	$744,989
Depreciation expense	12,532	10,211	12,366	21,723	56,832
Amortization expense	—	—	—	28,396	28,396
Segment operating income (loss)	$79,889	$78,866	$3,631	$(178,642)	$(16,256)
Other:
Transaction and transition expenses					12,400
Incentive and indirect tax projects					(8,965)
Operating loss					(19,691)
Interest expense, net					74,644
Other expense, net					5,570
Loss before income taxes					$(99,905)
Capital expenditures	$19,355	$22,897	$19,555	$1,667	$63,474

	Fiscal year ended December 25, 2016
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Corporate [1]	Total
Net sales from external customers	$300,847	$206,700	$182,815	$—	$690,362
Depreciation expense	13,000	11,190	11,427	20,213	55,830
Amortization expense	—	—	—	28,841	28,841
Segment operating income (loss)	$85,645	$65,231	$5,872	$(202,261)	$(45,513)
Other:
Inventory step-up amortization					37,689
Transaction and transition expenses					36,374
Legal settlement					1,800
Management changes					1,348
Costs associated with new convertible debt					234
Operating loss					(122,958)
Interest expense, net					58,530
Other income, net					(3,148)
Loss before income taxes					$(178,340)
Capital expenditures	$13,145	$10,101	$13,517	$13,336	$50,099

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

	Fiscal year ended December 27, 2015
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Corporate [1]	Total
Net sales from external customers	$239,748	$60,075	$105,503	$—	$405,326
Depreciation expense	10,502	1,092	5,795	12,119	29,508
Amortization expense	—	—	—	16,754	16,754
Segment operating income (loss)	$39,008	$21,394	$(5,567)	$(136,836)	$(82,001)
Other:
Inventory step-up amortization					10,315
Due diligence, transaction and transition expenses					82,195
Share-based compensation acceleration					14,190
Distributor conversion and non-compete charges					65
Operating loss					(188,766)
Interest expense, net					41,358
Other expense, net					10,884
Loss before income taxes					$(241,008)
Capital expenditures	$25,410	$6,903	$7,140	$4,213	$43,666

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding disclosure.  The CEO and the CFO, with assistance from other members of management, have reviewed the design and effectiveness of our disclosure controls and procedures as of December 31, 2017 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of December 31, 2017.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act.
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2017.
Our internal control over financial reporting as of December 31, 2017 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
Remediation of Prior Year Material Weakness
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management previously reported in our Annual Report on Form 10-K for the fiscal year ended December 25, 2016 a material weakness in our internal control over financial reporting related to ineffective design and operation of general information technology controls related to user access to certain information technology systems that are relevant to our financial reporting processes and that are intended to ensure that access to financial applications and data is adequately restricted to appropriate personnel and monitored to ensure adherence to Company policies. During 2017, as disclosed in our Quarterly Reports on Form 10-Q for the first three quarters of 2017, the Company implemented and executed a plan to remediate the material weakness and as of the end of the third quarter of 2017, such remediation plans were successfully tested and the material weakness was deemed remediated.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended December 31, 2017, that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting, except for changes that we made to begin to incorporate the internal control over financial reporting of IMASCAP with and into our internal control over financial reporting.
Item 9B. Other Information.
Second Amendment to the Third Settlement Agreement
As previously reported, on October 3, 2017, WMT, a wholly-owned subsidiary of Wright Medical Group N.V. (the Company), and the Court-appointed attorneys representing plaintiffs in the metal-on-metal hip litigation known as In Re: Wright Medical Technology, Inc., CONSERVE® Hip Implant Products Liability Litigation, MDL No. 2329 (MDL) and In re: Wright Hip System Cases, Judicial Council Coordination Proceeding No. 4710 (JCCP) agreed on a comprehensive settlement intended to resolve substantially all remaining metal-on-metal hip claims pending or tolled in the MDL and JCCP that were not settled in the previously disclosed Master Settlement Agreement dated November 1, 2016. The comprehensive settlement was contingent on WMT’s receipt of new insurance proceeds totaling at least $35 million from applicable insurance carriers by December 31, 2017. On December 29, 2017, WMT and the Court-appointed attorneys representing plaintiffs in the MDL and JCCP entered into an amendment to extend this date to February 28, 2018 and, on February 23, 2018, the parties entered into a second amendment that extended this date to March 30, 2018.
The foregoing represents only a summary of the material terms of the foregoing described amendment, does not purport to be complete and is qualified in its entirety by reference to the complete text of the amendment, which is filed as Exhibit 10.90 to this Annual Report on Form 10-K, and is incorporated by reference herein.
Settlement and Release Agreement
On February 22, 2018, we and certain of our subsidiaries entered into a Settlement and Release Agreement with Federal Insurance Company, a subsidiary of Chubb Insurance (Federal), pursuant to which Federal agreed to pay us an aggregate of $15 million (in addition to $5 million previously paid by Federal) in a lump sum on or before the 10th business day after execution of the settlement agreement. This amount will be in full satisfaction of all potential liability of Federal relating to designated metal-on-metal hip claims, including but not limited to all claims asserted by our subsidiary WMT against Federal in the previously disclosed insurance coverage litigation.
More information regarding the pending insurance coverage litigation can be found at Note 16 to the consolidated financial statements contained in this report and in the section entitled “Legal Proceedings.”

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Directors and Executive Officers
The table below sets forth, as of February 23, 2018, certain information concerning our current directors and executive officers. No family relationships exist among any of our directors or executive officers.

Name	Age	Position
Robert J. Palmisano	73	President and Chief Executive Officer and Executive Director
Lance A. Berry	45	Senior Vice President and Chief Financial Officer
Robert P. Burrows	71	Senior Vice President, Supply Chain
James A. Lightman	60	Senior Vice President, General Counsel and Secretary
J. Wesley Porter	48	Senior Vice President and Chief Compliance Officer
Julie D. Tracy	56	Senior Vice President and Chief Communications Officer
Jason D. Asper	43	Senior Vice President, Strategy and Corporate Development
Jennifer S. Walker	50	Senior Vice President, Process Improvement
Kevin D. Cordell	52	President, U.S.
Peter S. Cooke	52	President, International
Patrick Fisher	44	President. Lower Extremities
Timothy L. Lanier	56	President, Upper Extremities
Julie B. Andrews	46	Vice President and Chief Accounting Officer
David D. Stevens(1)(2)	64	Chairman and Non-Executive Director
Gary D. Blackford(1)(3)	60	Non-Executive Director
John L. Miclot(4)	58	Non-Executive Director
Kevin C. O’Boyle(3)(4)	61	Non-Executive Director
Amy S. Paul(1)	66	Non-Executive Director
Richard F. Wallman(2)(3)	66	Non-Executive Director
Elizabeth H. Weatherman(1)(2)(4)	57	Non-Executive Director
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
Jason D. Asper was appointed our Senior Vice President, Strategy and Corporate Development in August 2017. Prior to joining Wright, Mr. Asper served as a principal for Deloitte Consulting, LLP, a global consulting company, from September 2012 to July 2017.
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
Gary D. Blackford joined our board of directors as a non-executive director in October 2015 in connection with the Wright/Tornier merger. Mr. Blackford was a member of the board of directors of Wright Medical Group, Inc. from 2008 to 2015. From 2002 to February 2015, Mr. Blackford served as President and Chief Executive Officer and a member of the board of directors of Universal Hospital Services, Inc., a provider of medical technology outsourcing and services to the healthcare industry, and from 2007 to February 2015, served as Chairman of the Board. From 2001 to 2002, Mr. Blackford served as Chief Executive Officer of Curative

Health Services Inc. From 1999 to 2001, Mr. Blackford served as Chief Executive Officer of ShopforSchool, Inc. He served as Chief Operating Officer for Value Rx from 1995 to 1998 and Chief Operating Officer and Chief Financial Officer of MedIntel Systems Corporation from 1993 to 1994. Mr. Blackford currently serves on the board of directors of Halyard Health, Inc. and ReShape Lifesciences Inc. (formerly EnteroMedics Inc.), both publicly held companies. He also serves on the board of directors of Pipeline Rx, Inc., a privately held telepharmacy company and is the Vice Chairman of the Minnesota Children's Hospitals and Clinics. Mr. Blackford previously served on the board of directors of Compex Technologies, Inc., a publicly held medical device company, from 2005 until its acquisition by Encore Medical Corporation in 2006. Mr. Blackford’s qualifications to serve as a member of our board of directors include his experience as a chief executive officer and director of a healthcare services company and other companies and as a director of other public companies in the healthcare industry, his extensive experience leading healthcare companies, and his prior experience as a director of legacy Wright.
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
Kevin C. O’Boyle has served as a non-executive director and member of our board of directors since June 2010. In November 2012, Mr. O’Boyle was appointed as Interim Vice Chairman of Tornier, a position he held for about a year. From December 2010 to July 2011, Mr. O’Boyle served as Senior Vice President and Chief Financial Officer of Advanced BioHealing Inc., a medical device company that was acquired by Shire plc in July 2011. From January 2003 until December 2009, Mr. O’Boyle served as Chief Financial Officer of NuVasive, Inc., a medical device orthopedics company specializing in spinal disorders. Prior to that time, Mr. O’Boyle served in various positions during his six years with ChromaVision Medical Systems, Inc., a publicly held medical device company specializing in the oncology market, including as its Chief Financial Officer and Chief Operating Officer. Mr. O’Boyle also held various positions during his seven years with Albert Fisher North America, Inc., a publicly held international food company, including Chief Financial Officer and Senior Vice President of Operations. Mr. O’Boyle serves on the board of directors of GenMark Diagnostics, Inc. and Sientra, Inc., both publicly held companies. Mr. O’Boyle previously served on the board of directors of ZELTIQ Aesthetics, Inc., a public company acquired by Allergan plc in April 2017, and Durata Therapeutics, Inc. until its acquisition by Actavis plc in November 2014. Mr. O’Boyle’s qualifications to serve on our board of directors includes his executive experience in the healthcare industry, his experience with companies during their transition from being privately held to publicly held, and his financial and accounting expertise.
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
Richard F. Wallman has served as a non-executive director and member of our board of directors since December 2008. From 1995 through his retirement in 2003, Mr. Wallman served as Senior Vice President and Chief Financial Officer of Honeywell International, Inc., a diversified technology company, and AlliedSignal, Inc., a diversified technology company (prior to its merger with Honeywell International, Inc.). Prior to joining AlliedSignal, Inc., Mr. Wallman served as Controller of International Business Machines Corporation. Mr. Wallman serves on the board of directors of Charles River Laboratories International, Inc., Extended Stay America, Inc. and Roper Technologies, Inc., all publicly held companies. Mr. Wallman previously served on the board of directors of Convergys Corporation, Dana Holding Corporation and ESH Hospitality, Inc., all publicly held companies. Mr. Wallman’s qualifications to serve on our board of directors include his prior public company experience, including as Chief Financial Officer of Honeywell, his significant public company director experience, and his financial experience and expertise.
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
All seven of our non-executive directors are “independent directors” under the Listing Rules of the Nasdaq Stock Market. Independence requirements for service on our audit committee are discussed below under “Audit Committee” and independence requirements for service on our compensation committee are discussed below under “Compensation Committee.” All of our non-executive directors are independent under the independence definition in the Dutch Corporate Governance Code.
The general meeting of shareholders appoints the members of our board of directors, subject to a binding nomination to be drawn up by our board of directors in accordance with the relevant provisions of the Dutch Civil Code. Our board of directors makes the binding nomination based on a recommendation of our nominating, corporate governance and compliance committee. If the list of candidates contains one candidate for each open position to be filled, such candidate will be appointed by the general meeting of shareholders unless the binding nature of the nominations by our board of directors is set aside by the general meeting of shareholders. The binding nature of nomination(s) by our board of directors can only be set aside by a vote of at least two-thirds of the votes cast at an annual or extraordinary general meeting of shareholders, provided such two-thirds vote constitutes more than one-half of our issued share capital. In such case, a new meeting is called at which the resolution for appointment of a member of our board of directors will require a majority of at least two-thirds of the votes cast representing more than one-half of our issued share capital.
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
Under our internal rules for the board of directors, meetings of our board of directors may be held in such locations as the board of directors determines appropriate. At each meeting, each director has the right to cast one vote and may be represented at a meeting of our board of directors by a fellow director. Our board of directors may pass resolutions only if a majority of the directors is present at the meeting and all resolutions must be passed by a majority of the directors that have no conflict of interest present or represented. As required by Dutch law, our articles of association provide that when one or more members of our board of directors is absent or prevented from acting, the remaining members of our board of directors will be entrusted with the management of our company. The intent of this provision is to satisfy certain requirements under Dutch law and provide that, in rare circumstances, when a director is incapacitated, severely ill, or similarly absent or prevented from acting, the remaining members of our board of directors (or, in the event there are no such remaining members, a person appointed by our shareholders at a general meeting) will be entitled to manage our company, notwithstanding the general requirement that otherwise requires a majority of our board of directors in office to be present. In these limited circumstances, our articles of association permit our board of directors to pass resolutions even if a majority of the directors in office is not present at the meeting.
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
The following table summarizes the current membership of each of our four board committees.

Director	Audit	Compensation	Nominating, corporate governance and compliance	Strategic transactions
Robert J. Palmisano	—	—	—	—
Gary D. Blackford	√	—	√	—
John L. Miclot	—	Chair	—	—
Kevin C. O’Boyle	√	√	—	—
Amy S. Paul	—	—	Chair	—
David D. Stevens	—	—	√	√
Richard F. Wallman	Chair	—	—	√
Elizabeth H. Weatherman	—	√	√	Chair

Audit Committee
The audit committee oversees a broad range of issues surrounding our accounting and financial reporting processes and audits of our consolidated financial statements. The primary responsibilities of the audit committee include:

•
assisting our board of directors in monitoring the integrity of our consolidated financial statements, our compliance with legal and regulatory requirements insofar as they relate to our consolidated financial statements and financial reporting obligations and any accounting, internal accounting controls or auditing matters, our independent registered public accounting firm's qualifications and independence, and the performance of our internal audit function and independent registered public accounting firm;

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
The audit committee consists of Mr. Wallman (Chair), Mr. Blackford, and Mr. O’Boyle. We believe that the composition of the audit committee complies with the applicable rules of the SEC and the Nasdaq Stock Market. Our board of directors has determined that each of Mr. Wallman, Mr. Blackford, and Mr. O’Boyle is an “independent director” under the rules of the Nasdaq Stock Market, an “audit committee financial expert,” as defined in SEC rules, and satisfies the financial sophistication requirements of the Nasdaq Stock Market. Our board of directors also has determined that each of Mr. Wallman, Mr. Blackford, and Mr. O’Boyle meets the more stringent independence requirements for audit committee members of Rule 10A-3(b)(1) under the Exchange Act and the Listing Rules of the Nasdaq Stock Market and is independent under the Dutch Corporate Governance Code.
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
The compensation committee consists of Mr. Miclot (Chair), Mr.O’Boyle, and Ms. Weatherman. We believe that the composition of our compensation committee complies with the applicable rules of the SEC and the Nasdaq Stock Market. Our board of directors has determined that each of Mr. Miclot, Mr. O’Boyle and Ms. Weatherman is an “independent director” under the rules of the Nasdaq Stock Market, meets the more stringent independence requirements for compensation committee members of Rule 10C-1 under the Exchange Act and the Listing Rules of the Nasdaq Stock Market and is independent under the Dutch Corporate Governance Code. None of our executive officers has served as a member of the board of directors or compensation committee of any entity that has an executive officer serving as a member of our board of directors.
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
The nominating, corporate governance and compliance committee consists of Ms. Paul (Chair), Mr. Blackford, Mr. Stevens, and Ms. Weatherman. We believe that the composition of our nominating, corporate governance and compliance committee complies under the applicable rules of the Nasdaq Stock Market. Our board of directors has determined that each of Ms. Paul, Mr. Blackford, Mr. Stevens, and Ms. Weatherman is an “independent director” under the rules of the Nasdaq Stock Market.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors, executive officers, and all persons who beneficially own more than 10% of our outstanding ordinary shares to file with the SEC initial reports of ownership and reports of changes in ownership of our ordinary shares. Directors, executive officers, and greater than 10% beneficial owners also are required to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based on review of the copies of such reports and amendments to such reports furnished to us with respect to the fiscal year ended December 31, 2017, and based on written representations by our directors and executive officers, all required Section 16 reports under the Exchange Act for our directors, executive officers, and beneficial owners of greater than 10% of our ordinary shares were filed on a timely basis during the fiscal year ended December 31, 2017.
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

•	Robert J. Palmisano, who serves as our President and Chief Executive Officer;

•	Lance A. Berry, who serves as our Senior Vice President and Chief Financial Officer;

•	Kevin D. Cordell, who serves as our President, U.S.;

•	Jason D. Asper, who serves as our Senior Vice President, Strategy and Corporate Development; and

•	James A. Lightman, who serves as our Senior Vice President, General Counsel and Secretary.
We refer to these executive officers as our “named executive officers” and our President and Chief Executive Officer as our “CEO” in this CD&A. This CD&A should be read in conjunction with the accompanying compensation tables, corresponding notes and narrative discussion, as they provide additional information and context to our compensation disclosures.
Executive Summary
One of our key executive compensation objectives is to link pay to performance by aligning the financial interests of our executives with those of our shareholders and by emphasizing pay for performance in our compensation programs. We strive to accomplish this objective primarily through our annual performance incentive plan (PIP), which compensates executives for achieving annual corporate and divisional financial and other goals. For 2017, we had three corporate performance measures. While our 2017 net sales increased 8% over 2016, they were below our targeted expectations as set forth in our corporate performance goals for 2017. Our earnings before interest, taxes, depreciation and amortization, as adjusted, and free cash flow for 2017 also were below our targeted expectations as set forth in our corporate performance goals for 2017.
The table below sets forth the three corporate performance measures for 2017, in each case, from continuing operations and as adjusted for certain items, and our actual results and performance vis a vis these corporate objectives. Because our overall weighted achievement rating was between minimum and threshold performance, there were no PIP payouts based on corporate performance. This resulted in decreased total compensation for 2017 for our CEO and most of our other named executive officers compared to 2016.

2017 corporate performance measures and weighting	Actual	2017 performance
Global net sales (40%)	$730.9 million	Between minimum and threshold
Adjusted EBITDA (30%)	$108.9 million	Between threshold and target
Free cash flow (30%)	$(24.0) million	Below minimum
Overall weighted corporate performance achievement rating		Between minimum and threshold
Only two NEOs received bonuses based on 2017 performance: Mr. Cordell and Mr. Lightman. A portion of Mr. Cordell’s PIP payout was based on the performance of our U.S. business and a portion of Mr. Lightman’s PIP payout was based on individual performance. The table below sets forth the five U.S. business performance measures for 2017 and our actual results and performance vis a vis these objectives.

2017 divisional performance measures and weighting	2017 performance
U.S. net sales (35%)	Between minimum and threshold
Adjusted EBITDA for U.S. business (30%)	Slightly below threshold
Day-on-hand for U.S. business (15%)	Between target and above target
Days sales outstanding for U.S. business (15%)	Between threshold and target
AUGMENT® Bone Graft revenue (5%)	Slightly below threshold
Overall weighted achievement rating	At threshold
As described in more detail below under “-Shareholder Outreach Efforts and 2017 Changes to Our Executive Compensation”, we reviewed our executive compensation program last year to ensure that it not only motivates our executives, but also aligns with shareholder interests and prevailing market practice. As a result of this review and based on feedback from investors and shareholders, we implemented several new executive compensation practices. One of these changes was to change the mix of our long-term incentives to incorporate performance-based awards. Our current long-term incentive mix now consists of one-third performance share unit awards in addition to time-based stock options and time-based restricted stock unit awards. To further emphasize the importance of future revenue growth, the performance share unit awards will vest only upon achievement of a minimum net sales growth goal over a three-year performance period. We intend to continue to review our executive compensation program to align the financial interests of our executives with those of our shareholders and emphasize pay for performance.

Shareholder Outreach Efforts and 2017 Changes to Our Executive Compensation
During 2017, we spent considerable time reviewing our executive compensation program to ensure that it not only motivates our executives, but also aligns with shareholder interests and prevailing market practice. As part of this review, we reached out and listened to shareholders. In 2017, we contacted our top 50 institutional shareholders, representing approximately 89% of our outstanding ordinary shares and attended over 300 meetings for investors and interested investors. For the individual investor meetings, our CEO, Chief Financial Officer and/or Chief Communications Officer attended. The agenda for these meetings requested feedback from investors and shareholders and generally included: (1) a review of our operations and results to date; (2) a summary of our strategic priorities and focus; and (3) a review of our compensation philosophy and its alignment with our strategic direction. The three most common themes noted from investors and shareholders included incorporating the use of performance-based equity awards, eliminating single trigger change-in-control provisions in our equity plan and holding an annual (versus triennial) say-on-pay vote.
As a result of this review and based on feedback from investors and shareholders, we implemented the following new executive compensation practices during 2017:

Performance-Based Awards
We changed the mix of our executive long-term incentive awards to incorporate performance-based awards. We moved to a mix comprised of one-third performance share unit awards, one-third time-based stock options and one-third time-based restricted stock unit awards. The performance share unit awards will vest upon achievement of performance goals over a three-year performance period.

Double Trigger Vesting	Our new equity and incentive plan (approved by shareholders in 2017) (referred to as our 2017 equity plan) includes a double trigger change-in-control vesting provision.
Minimum Vesting Periods
Our 2017 equity plan requires all new equity awards to contain minimum vesting periods of at least one year for performance-based awards and three years for time-based full value awards granted to employees.

Clawback Policy	We adopted a clawback policy that authorizes recovery of gains from incentive compensation, including equity awards, in the event of certain financial restatements.
Annual Say-on-Pay Vote	We now provide our shareholders with an annual say-on-pay vote as opposed to our prior practice of a triennial say-on-pay vote.
Compensation Highlights and Best Practices
Our compensation practices include many best pay practices that support our executive compensation objectives and principles, and benefit our shareholders.
What We Do:

Pay for Performance
We tie compensation directly to financial and other performance metrics. Our annual incentive plan pays out only if certain levels of performance are met. In 2017, we granted performance share units, which comprise of one-third of executives’ long-term incentive and will be earned only if certain levels of performance are met.

Bonus Caps	We cap our PIP bonuses and new performance-based awards at 200% of target.
Performance Measure Mix	We use a mix of performance measures within our PIP.
At-risk Pay	A significant portion of our executive compensation is “performance-based” or “at risk.”
Equity-based Pay	A significant portion of our executive compensation is “equity-based” and in the form of equity awards.
LTI Grant Guidelines	We have adopted and review annually long-term incentive guidelines for the grant of equity awards.
Long-term Vesting
Value received under equity awards is tied to three to four-year vesting and any value from stock options is contingent upon long-term stock price performance. Our performance-based awards vest only if certain levels of performance are achieved over a three-year performance period.

Clawback Policy	Our clawback policy authorizes recovery of gains from incentive compensation in the event of certain financial restatements.
Stock Ownership Guidelines	We maintain stock ownership guidelines for all our executives.
Independent Committee and Consultant	We have an independent compensation committee which is advised by an independent external compensation consultant.

What We Don't Do:

No Repricing	We do not allow repricing or exchange of any equity awards without shareholder approval.
No Excessive Perquisites	We do not provide excessive perquisites to our executives.
No Tax Gross-Ups	We do not provide tax “gross-up” payments to our executives, other than customary tax gross-up payments under our relocation policy and to our CEO under his employment agreement.
No Hedging or Pledging	We do not allow our employees to engage in hedging transactions, including short sales, transactions in publicly traded options, such as puts, calls and other derivatives, and pledging our securities.
No Dividends on Unvested Awards	We do not pay dividends on unvested equity awards.
Say-on-Pay Vote
At our 2017 annual general meeting, our shareholders had the opportunity to vote on an advisory say-on-pay proposal. At this meeting, almost 80% of the votes cast by our shareholders were in favor of our say-on-pay vote. Additionally, as required every six years, our shareholders had the opportunity at our 2017 annual general meeting to provide an advisory vote on the frequency of future advisory say-on-pay votes. Our board of directors recommended, and our shareholders approved, an annual say-on-pay vote. Some of the changes made to our executive compensation program in 2017, as described above, were made in response to shareholder feedback, including our say-on-pay vote last year.
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
To achieve these objectives, although the compensation committee has not adopted any formal or informal policies or guidelines for allocating compensation, the committee makes executive compensation decisions based on the following philosophies:

•
Base salary and total compensation levels are generally targeted to be within a reasonable range of the 67th percentile of a group of similarly-sized peer companies. However, the specific competitiveness of any individual executive’s salary and compensation will be determined considering factors like the executive’s experience, skills and capabilities, contributions as a member of the executive management team, contributions to our overall performance, and the sufficiency of total compensation potential to ensure the retention of an executive when considering the compensation potential that may be available elsewhere.

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

•	Primary emphasis should be placed on company performance as measured against goals approved by the compensation committee rather than on individual performance.

•	At least half of the CEO’s compensation and one-third of other executives’ compensation opportunity should be in the form of stock-based incentive awards.
Executive Compensation Components
The principal elements of our executive compensation program for 2017 were:

•	base salary;

•	short-term cash incentive compensation;

•	long-term equity-based incentive compensation, in the form of stock options, restricted stock unit (RSU) awards and performance share unit (PSU) awards; and

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
The overall mix of annual base salaries, target annual cash incentive awards and grant date fair value long-term incentive awards as a percent of target total direct compensation for our CEO and other named executive officers as a group for 2017 is provided below. The value of the long-term incentives represented is based on the grant date fair value of stock options, RSU awards and PSU awards granted during 2017. Actual long-term incentive value will be based on long-term stock price performance and whether the PSU performance goals are achieved. All other compensation is excluded from the table below.
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
Setting Initial Salaries for New Executives. We initially fix base salaries for executives at a level we believe enables us to hire and retain them in a competitive environment and to reward satisfactory individual performance and a satisfactory level of contribution to our overall business objectives. During 2017, we hired Jason D. Asper as Senior Vice President, Strategy and Corporate Development. In setting his initial base salary at $335,000, we considered his base salary at his prior employer and target market positioning of companies in our peer group.
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
The 2017 base salary merit increases for our named executive officers ranged from 3.5% to 4.0% over their respective 2016 base salaries. No upward market adjustments were made during 2017, except in the case of Mr. Berry who received an upward market adjustment of approximately $20,000. We believe the base salaries of all of our named executive officers are within a reasonable range of our targeted positioning among our peer group.
2017 Base Salaries. The table below sets forth the 2016 base salaries (which were effective April 1, 2016) of our named executive officers, their 2017 base salaries effective April 1, 2017, and the percentage increase compared to their 2016 base salaries:

Name	2016 base salary ($)	2017 base salary ($)	2017 base salary % increase compared to 2016 base salary
Robert J. Palmisano	$921,648	$958,514	4.0%
Lance A. Berry	413,400	450,000	8.9%
Kevin D. Cordell	454,740	470,656	3.5%
Jason D. Asper	N/A	335,000	N/A
James A. Lightman	388,024	403,545	4.0%
Short-Term Cash Incentive Compensation
Our short-term cash incentive compensation is paid as an annual cash bonus under our PIP and is intended to compensate executives for achieving annual corporate financial performance goals and, in some cases, divisional financial and individual performance goals. The PIP provides broad discretion to the compensation committee in interpreting and administering the plan. All 2017 short-term cash incentive bonuses to our named executive officers are expected to be paid out in early March 2018 and were dependent upon executives’ continued service through the end of 2017.
Target Bonus Percentages. Target short-term cash incentive bonuses for 2017 for each executive were based on a percentage of base salary and were as follows for each named executive officer:

Name	Percentage of base salary
Robert J. Palmisano	100%
Lance A. Berry	65%
Kevin D. Cordell	60%
Jason D. Asper	45%
James A. Lightman	50%
The 2017 target bonus percentages for our named executive officers did not change from their 2016 levels for those executives who were executives in 2016. Based on an executive compensation analysis by our compensation consultant, we believe the target bonus percentages for our named executive officers are generally aligned with our target market positioning within our peer group.
Performance Goal Mix. 2017 bonuses to our named executive officers were based upon achievement of corporate performance goals for all executives, as well as divisional performance goals for Mr. Cordell, and individual performance goals for Mr. Lightman.

Named executive officer	Percentage based upon corporate performance goals	Percentage based upon divisional performance goals	Percentage based upon individual performance goals
Robert J. Palmisano	100%	0%	0%
Lance A. Berry	100%	0%	0%
Kevin D. Cordell	40%	60%	0%
Jason D. Asper	100%	0%	0%
James A. Lightman	80%	0%	20%

Corporate Performance Goals. For 2017, we had three corporate performance measures as set forth in the table below. These three measures were selected because they were determined to be the three most important indicators of our financial performance for 2017 as evaluated by management and analysts.

2017 corporate performance metric	Weighting
Global net sales (1)	40%
Adjusted EBITDA (2)	30%
Free cash flow (3)	30%
_________________

(1)
This performance measure was calculated using a non-GAAP financial measure, which we believe provides meaningful supplemental information regarding our core operational performance. The net sales goal and actual results were calculated based on a foreign currency exchange planning rate to adjust for any impact of foreign currency on underlying performance.

(2)
This performance measure was calculated using a non-GAAP financial measure, which we believe provides meaningful supplemental information regarding our core operational performance. Adjusted EBITDA from continuing operations means net loss from continuing operations plus charges for interest, income taxes, depreciation and amortization expenses, non-cash share-based compensation expense and non-operating income and expense. Additionally, adjusted EBITDA from continuing operations excluded transaction and transition costs associated with acquisitions and divestitures; tax benefit related to realizability of net operating losses; and bonus compensation.

(3)
This performance measure was calculated using a non-GAAP financial measure, which we believe provides meaningful supplemental information regarding our core operational performance. Adjusted free cash flow means net cash flow provided by operating activities (excluding net cash flow from certain discontinued operations, AUGMENT payment milestone and foreign currency gains and losses) less capital expenditures.

The percentage of the target bonus earned by bonus objective was based on the following performance levels and an overall weighted average corporate payout:

Performance level	Percent of target bonus earned
Minimum	0%
Threshold (50% payout)	50.1% to 99.9%
Target (100% payout)	100%
Above target (150% payout)	100.1% to 150%
High (200% payout)	150.1% to 200%
In setting the threshold, target, above target, and maximum performance achievement levels, we considered past performance, market conditions, and the financial, strategic, and operational plans presented by management. When setting the target performance levels, we sought to ensure that at- or above-market performance was the goal. For above-target performance levels, the achievement levels required “stretch” performance by the management team to achieve this level of performance. At the threshold level, targets would be set on a steeper slope than at the above target/maximum categories, so that missed target performance would result in more rapidly declining bonus opportunity.
The performance level of each corporate performance measure is set forth in the table below.

Performance level	Global net sales	Adjusted EBITDA	Free cash flow
Minimum	$717.2 million	$89.7 million	$(5.0) million
Threshold (50% payout)	$744.7 million	$101.0 million	$0.0 million
Target (100% payout)	$779.4 million	$112.3 million	$9.05 million
Above target (150% payout)	$799.9 million	$136.0 million	$27.7 million
High (200% payout)	$827.5 million	$160.1 million	$42.1 million
The table below sets forth our actual performance for each corporate performance measure and the overall weighted corporate performance achievement rating, which was between minimum and threshold, resulting in a zero payout for our corporate performance measures.

2017 corporate performance measures and weighting	Actual	Payout
Global net sales (40%)	$730.9 million	Between minimum and threshold

2017 corporate performance measures and weighting	Actual	Payout
Adjusted EBITDA (30%)	$108.9 million	Between threshold and target
Free cash flow (30%)	$(24.0) million	Below minimum
Overall weighted achievement rating		Between minimum and threshold
Divisional Performance Goals. As President, U.S., Mr. Cordell’s 2017 PIP bonus was based 40% on corporate performance goals and 60% on U.S. business performance goals. The portion of Mr. Cordell’s 2017 PIP bonus that was tied to the performance of the U.S. business was based on five divisional performance measures. The table below sets forth the five U.S. divisional performance measures and reflects how that business unit performed in 2017 and the overall weighted average divisional performance achievement rating. Mr. Cordell’s 2017 PIP bonus reflected an overall weighted average achievement rating for the U.S. business performance goals of 50% of target.

2017 divisional performance measures and weighting	2017 performance
U.S. net sales (35%)	Between minimum and threshold
Adjusted EBITDA for U.S. business (30%)	Slightly below threshold
Days-on-hand for U.S. business (15%)	Between target and above target
Days sales outstanding for U.S. business (15%)	Between threshold and target
AUGMENT® Bone Graft revenue (5%)	Slightly below threshold
Overall weighted achievement rating	At threshold
The specific performance levels for our U.S. divisional performance measures are maintained as proprietary and confidential. We believe that disclosure of these specific performance levels would represent competitive harm to us as these divisional goals and results are not publicly disclosed and are competitively sensitive. For each divisional performance measure, the target goal reflects the annual financial business plan goal set for the division. Based on historical performance, the compensation committee believes the attainment of the target performance level, while uncertain, could be reasonably anticipated. Threshold goals represent the minimum level of performance necessary for that performance measure and the compensation committee believes the threshold goals are likely to be achieved. Maximum goals represent levels of performance at which the compensation committee determines a payout of 200% of target would be appropriate. The compensation committee believes that the maximum goals established for each division performance measure are more aggressive goals.
Individual Performance Goals. To foster cooperation and communication among executives, the compensation committee places primary emphasis on overall corporate and divisional performance goals rather than on individual performance goals. For named executive officers, at least 80% of their 2017 annual PIP bonuses were determined based on the achievement of corporate or divisional performance goals and only 20% or less were based on achievement of individual performance goals. The individual performance goals used to determine annual PIP bonuses were management by objectives, known internally as MBOs. MBOs are generally two to three written, specific and measurable objectives agreed to and approved by the executive, CEO and compensation committee in the beginning of the year. The only named executive officer with MBOs for 2017 was Mr. Lightman. His MBOs for 2017 related to our insurance carrier litigation and customer satisfaction and his MBO achievement rating was 75%.
2017 Actual PIP Bonuses. The table below sets for the 2017 PIP bonuses for all named executive officers, which bonuses are anticipated to be paid in early March 2018:

Named executive officer	2017 PIP bonus
Robert J. Palmisano	$0
Lance A. Berry	0
Kevin D. Cordell	84,718
Jason D. Asper	0
James A. Lightman	30,266
PIP Performance Goals for 2018. In February 2017, the compensation committee approved PIP performance goals for 2018. The 2018 target bonus percentages for our named executive officers did not change from their 2017 levels. Consistent with the design for 2017 plan, the annual bonus for our CEO is based 100% on achievement of corporate performance goals, with no individual performance components. Bonuses for our other named executive officers are based 100% on achievement of corporate performance goals for Mr. Berry, 40% on achievement of corporate performance goals and 60% on achievement of divisional performance goals for Mr. Cordell, and 80% on achievement of corporate performance goals and 20% on achievement of individual goals for Messrs. Asper and Lightman. The corporate performance measures for 2018 are based on net sales, adjusted EBITDA from continuing operations, and free cash flow. The divisional performance goals for Mr. Cordell are similar to the goals for 2017, except that there will be no AUGMENT Bone Graft net sales goal.
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
Types of Equity Grants. Under our long-term incentive grant guidelines, our board of directors, on recommendation of the compensation committee, generally grants two types of equity-based incentive awards to our named executive officers: annual performance recognition grants and new hire talent acquisition grants. On limited occasion, we may make special recognition grants or discretionary grants to executive officers for retention or other purposes. Such grants may vest based on the passage of time and/or the achievement of certain performance goals. During 2017, annual performance recognition grants and new hire talent acquisition grants were made to one or more of our named executive officers, as described in more detail under “-2017 Equity Awards.”
Annual performance recognition grants are discretionary annual grants that are made during mid-year to give the compensation committee another formal opportunity during the year to review executive compensation and recognize executive and other key employee performance. The recipients and size of the annual performance recognition grants are determined based on our long-term incentive grant guidelines, which we review annually to ensure continued alignment with our target positioning. Under our long-term incentive grant guidelines for annual performance recognition grants, named executive officers received a certain percentage of their respective base salaries in stock options, RSU awards and PSU awards. Consistent with the principle that the interests of our executives should be aligned with those of our shareholders and that the portion of an executive’s total compensation that varies with performance and is at risk should increase with the executive’s level of responsibility, incentive grants, expressed as a percentage of base salary and dollar values, increase as an executive’s level of responsibility increases.
The table below describes our long-term incentive grant guidelines for annual performance recognition grants that applied to our named executive officers for 2017. Mr. Asper did not receive an annual performance recognition grant since he joined Wright in August 2017.

Named executive officer	Incentive grant guideline expressed as % of base salary	Dollar value of incentive grant guideline as of July 25, 2017 grant date ($)
Robert J. Palmisano	400%	$3,834,056
Lance A. Berry	200%	900,000
Kevin D. Cordell	175%	823,648
James A. Lightman	125%	504,431
Once the target total long-term equity value was determined for each executive based on the executive’s relevant percentage of base salary, one-third of the value was provided in stock options, one-third was provided in RSU awards and one-third was provided in PSU awards. The reasons why we use stock options, RSU awards and PSU awards are described below under “-Stock Options,” “-RSU Awards” and “-PSU Awards.” The number of stock options, RSU awards and target PSU awards is based on the Black-Scholes value of our ordinary shares as determined on the third business day prior to the corporate approval of the award and using an average closing price of our ordinary shares over the most recent 10-trading days.
Talent acquisition grants are used for new hires. These new hire equity grants are considered and approved as part of the executive’s compensation package at the time of hire (with the grant date and exercise price delayed until the hire date). As with our annual performance recognition grants, the size of our talent acquisition grants is determined by dollar amount (as opposed to number of underlying shares), and under our long-term incentive grant guidelines, is generally two times the long-term incentive grant guidelines for annual performance recognition grants, as recommended by our compensation consultant. We recognize that higher initial grants often are necessary to attract a new executive, especially one who may have accumulated a substantial amount of equity-based long-term incentive awards or other equity at a previous employer that would typically be forfeited upon acceptance of employment with us. In some cases, we may need to further increase a talent acquisition grant to attract an executive. Mr. Asper was the only named executive officer to receive new hire talent acquisition grants during 2017. His incentive grant guideline expressed as a percentage of base salary is 100% and consistent with our practice for new hire talent acquisition grants was two times the long-term incentive grant guideline for annual performance recognition grants, resulting in a new hire talent acquisition grant value equal to $670,000.
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
RSU Awards. RSU awards are intended to retain key employees, including named executive officers, through vesting periods. RSU awards provide the opportunity for capital accumulation and more predictable long-term incentive value than stock options. All of our RSU awards are a commitment by us to issue ordinary shares at the time the RSU award vests. The specific terms of vesting of an RSU award depends on whether the award is an annual performance recognition grant or new hire talent acquisition grant. Annual performance recognition grants of RSU awards are made mid-year and vest in four annual installments on August 15th of each year. New hire talent acquisition grants of RSU awards vest in a similar manner, except that the first installment is often pro-rated and vests in four annual installments beginning on either August 15, November 15, March 1st or May 15th depending on the grant date. In all cases, the first vesting date is at least one year after the grant date. We changed our RSU award vesting in 2017 upon the adoption of our 2017 equity plan, which contains a minimum one-year vesting provision.
PSU Awards. PSU awards are intended to retain key employees, including named executive officers, through the three-year performance periods. PSU awards are paid out in Wright ordinary shares following completion of a three-year performance period if certain performance goals are achieved. Because the PSU award grants are made in July each year, they are based on three-year performance periods beginning on the first day of our third fiscal quarter and ending on the last day of our second fiscal quarter of the third year thereafter.
At the beginning of the first year in the three-year period, the compensation committee establishes performance measures, weightings, goals and performance adjustment events, if any, for the entire three-year performance period, as well as thresholds, targets, and maximums. Factors we consider when establishing the performance goals for the three-year period include our prior year and year-to-date financial business results and long-term strategic plan outlook, our competitive situation and anticipated state of our business, and any anticipated business opportunities. At the end of the three-year performance period, the compensation committee will certify performance against the performance goals, including the applicability of any performance adjustment events, and a corresponding payout, which is expressed as a percent of target. Actual payouts for the PSU awards can range from 0% (if the threshold levels of performance are not met) to 200% of the target award (if maximum levels of performance are met).
While the performance measure is net sales growth, the specific performance goal for the three-year PSU awards granted in 2017 is maintained by us as proprietary and confidential. We believe that disclosure of this specific performance goal would represent competitive harm to us. Based on historical performance, we believe the attainment of the target performance level, while uncertain, could be reasonably anticipated. The threshold goal represents the minimum level of performance necessary for there to be a payout and we believe is likely to be achieved. The maximum goal represents the performance at which a payout is 200% of the target award and represents the level of performance of which we believe a payout of 200% would be appropriate. We believe that the maximum goal established for the performance measure is much more aggressive than the target goal.
Since 2017 was the first year that we granted PSU awards and since the performance period was three years, no payouts for PSU awards were determined during 2017.
2017 Equity Awards. The table below sets forth the number of stock options, RSU awards and target PSU awards granted to each of our named executive officers in 2017. As mentioned earlier, Mr. Asper received new hire talent acquisition grants, which are two times the long-term incentive grant guideline for annual performance recognition grants and do not include PSU awards.

Named executive officer	Stock options (#)	RSU awards (#)	PSU awards (assuming target performance) (#)
Robert J. Palmisano	137,373	46,533	46,533
Lance A. Berry	32,247	10,923	10,923
Kevin D. Cordell	29,511	9,996	9,996
Jason D. Asper	35,303	12,321	N/A

Named executive officer	Stock options (#)	RSU awards (#)	PSU awards (assuming target performance) (#)
James A. Lightman	18,074	6,122	6,122
Additional information concerning the long-term incentive compensation information for our named executive officers for 2017 is included in the Summary Compensation Table and Grants of Plan-Based Awards Table under the heading “Executive Compensation Tables and Narratives.”
All Other Compensation
Retirement Benefits. In 2017, our named executive officers had the opportunity to participate in retirement plans maintained by our operating subsidiaries, including a 401(k) plan, on the same basis as our other employees. We believe these plans provide an opportunity for our executives to plan for and meet their retirement savings needs. Except for these plans, we do not provide pension arrangements or post-retirement health coverage for our employees, including named executive officers. We also do not provide any nonqualified defined contribution or other deferred compensation plans.
Relocation Benefits. We provide our executive officers with customary relocation assistance benefits if they relocate at our request. Tax protection may be provided in these situations to avoid an executive being penalized from a tax perspective for a relocation on behalf of our company. During 2017, both Messrs. Asper and Lightman received relocation benefits. The value of these benefits can be found under “Executive Compensation Tables and Narratives-Summary Compensation Information-All Other Compensation for 2017-Supplemental.”
Perquisites and Other Benefits. We provide our executive officers with modest perquisites to attract and retain them. The perquisites provided to our named executive officers during 2017 included $1,000 for certain personal insurance premiums and up to $5,000 reimbursement for financial and tax planning and tax preparation. In addition, we are required to provide our CEO additional perquisites under the terms of his employment agreement, which we agreed upon at the time of his initial hiring by legacy Wright to attract him to our company. These additional perquisites include additional reimbursement for financial and tax planning and tax preparation, a monthly allowance of $7,500 for housing and automobile expenses, reimbursement for reasonable travel expenses between Memphis, Tennessee and his residences, and an annual physical examination. To the extent that the reimbursements for his housing and automobile expenses and travel expenses between Memphis, Tennessee and his residences are not deductible by Mr. Palmisano for income tax purposes, such amounts are “grossed-up” for income tax purposes so that the reimbursed items will be received net of any deduction for income and payroll taxes. We agreed to this gross-up provision at the time of his initial hiring by legacy Wright to attract him to our company and ease the financial burden on him to travel between Memphis, Tennessee and his residences.
In addition, in 2017, we provided certain additional benefits to Mr. Asper to encourage him to accept an offer of employment with us, including a sign-on bonus, guaranteed pro rata annual incentive bonus for 2017 and reimbursement for reasonable travel expenses between Memphis, Tennessee and his current residence in Chicago, Illinois. The sign-on bonus must be paid back by Mr. Asper if he voluntarily terminates his employment with Wright prior to the two-year anniversary of his hire date.
We believe perquisites and certain other benefits are an important part of our overall compensation package and help us accomplish our goal of attracting, retaining, and rewarding top executive talent. The value of all of the perquisites and other compensation provided to our named executive officers for 2017 can be found under “Executive Compensation Tables and Narratives- Summary Compensation Information-All Other Compensation for 2017-Supplemental.”
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
Under the terms of our prior equity plan and the individual award documents provided to recipients of awards under that plan, all stock options and RSU awards will become immediately vested (and, in the case of options, exercisable) upon the completion of a change in control of our company. Thus, the immediate vesting of stock options and RSU awards is triggered by the change in control, itself, and thus is known as a “single trigger” change in control arrangement. The intent of our prior “single trigger” equity acceleration change in control arrangements was to provide retention incentives during what can often be an uncertain time for employees. They also provided executives with additional monetary motivation to focus on and complete a transaction that our board of directors believes is in the best interests of our company and shareholders rather than to seek new employment opportunities. The immediate acceleration of equity-based awards also aligned the interests of our executives and other employees with those of our shareholders by allowing our executives to participate fully in the benefits of a change in control as to all of their equity. If an executive were to leave before the completion of the change in control, unvested awards held by the executive would terminate.
However, we recognized that our single trigger change in control arrangements did not align with current market practice and the desires of many of our shareholders. Accordingly, in connection with our new 2017 equity plan that our shareholders approved at our 2017 annual general meeting, we implemented a new “double trigger” change in control provision with respect to equity awards. Under this new provision, equity awards granted under the 2017 equity plan will not vest in connection with a change in control unless there is a termination event or the equity awards are not continued, assumed or substituted with like awards by the successor. The equity awards granted to our named executive officers during 2017 were granted under the 2017 equity plan and, therefore, are subject to the new “double trigger” change in control provision.
In addition to the change in control provisions in our 2017 equity plan, we have entered into an employment agreement with our CEO and separation pay agreements with our other named executive officers and other officers which provide certain payments and benefits in the event of a termination of employment in connection with a change in control. These “double trigger” change in control protections are intended to induce executives to accept or continue employment with our company, provide consideration to executives for certain restrictive covenants that apply following termination of employment, and provide continuity of management in connection with a threatened or actual change in control transaction. If an executive’s employment is terminated without “cause” or by the executive for “good reason” (as such terms are defined in the agreements) within 12 months (24 months for our CEO) following a change in control, the executive will be entitled to receive a severance payment and certain benefits. These arrangements and a quantification of the payment and benefits provided under these arrangements are described in more detail under “Executive Compensation Tables and Narratives-Potential Payments Upon a Termination or Change in Control.”
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
Stock Ownership Guidelines
We have established stock ownership guidelines that are intended to further align the interests of our executives with those of our shareholders. Stock ownership targets for each of our executive officers have been set at that number of our ordinary shares with a value equal to a multiple of the executive’s annual base salary. Each of the executive officers has five years from the date of hire or, if the ownership multiple has increased during his or her tenure, five years from the date established in connection with such increase to reach his or her stock ownership targets. Until his or her stock ownership target is achieved, each executive is required to retain an amount equal to 75% of the net shares received as a result of the exercise of stock options or the vesting of RSU awards. If there is a significant decline in the price of our ordinary shares that causes executives to be out of compliance, such executives will be subject to the 75% retention ratio, but will not be required to purchase additional shares to meet the applicable targets. Our compensation committee reports on compliance with the guidelines at least annually to our board of directors. Each of our named executive officers is in compliance with our stock ownership guidelines, taking to account the five-year compliance deadline for new hires.

Named executive officer	Stock ownership target as a multiple of base salary	In compliance (yes/no)
Robert J. Palmisano	4x	Yes
Lance A. Berry	2x	Yes
Kevin D. Cordell	2x	Yes

Named executive officer	Stock ownership target as a multiple of base salary	In compliance (yes/no)
Jason D. Asper	2x	Yes
James A. Lightman	2x	Yes
Anti-Hedging and Pledging
Our code of conduct on insider trading and confidentiality prohibits our executive officers from engaging in hedging transactions, such as short sales, transactions in publicly traded options, such as puts, calls and other derivatives, and pledging our ordinary shares.
Clawback Policy
During 2017, we adopted a clawback policy that authorizes recovery of gains from incentive compensation, including equity awards, in the event of certain financial restatements. In addition, under our equity plans, if an executive is determined by the compensation committee to have taken action that would constitute “cause” or an “adverse action,” as those terms are defined in the plan, during or within one year after the termination of the executive’s employment, all rights of the executive under the plan and any agreements evidencing an equity award then held by the executive will terminate and be forfeited. In addition, the compensation committee may require the executive to surrender and return to us any shares received, and/or to disgorge any profits or any other economic value made or realized by the executive in connection with any awards or any shares issued upon the exercise or vesting of any awards during or within one year after the termination of the executive’s employment or other service. Mr. Palmisano’s employment agreement also contains a clawback provision in the event of certain financial restatements.
Risk Assessment
As a result of our annual assessment on risk in our compensation programs, we concluded that our compensation policies, practices, and programs and related compensation governance structure, work together in a manner so as to encourage our executives (and other employees) to pursue growth strategies that emphasize shareholder value creation, but not to take unnecessary or excessive risks that could threaten the value of our company. For more information on this assessment, see the discussions below under “-Executive Compensation Tables and Narratives-Risk Assessment of Compensation Policies, Practices and Programs.”
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
In setting or recommending executive compensation for our named executive officers, the compensation committee considers the following primary factors:

•	each executive’s position within the company and the level of responsibility;

•	the ability of the executive to impact key business initiatives;

•	the executive’s individual experience and qualifications;

•	compensation paid to executives of comparable positions by companies similar to us;

•	company performance, as compared to specific pre-established objectives;

•	individual performance, generally and as compared to specific pre-established objectives;

•	the executive’s current and historical compensation levels;

•	advancement potential and succession planning considerations;

•	an assessment of the risk that the executive would leave us and the harm to our business initiatives if the executive left;

•	the retention value of executive equity holdings, including outstanding stock options, RSU awards and PSU awards;

•	the dilutive effect on the interests of our shareholders of long-term equity-based incentive awards; and

•	anticipated share-based compensation expense as determined under applicable accounting rules.

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

In 2016, Mercer worked with the compensation committee to identify a peer group of 13 companies. Companies in the peer group are public companies in the health care equipment and supplies business with products and operations similar to ours and that had annual revenues generally within a range of our annual revenues. The peer group included the following companies:

The Cooper Companies, Inc.	Masimo Corporation	NuVasive, Inc.
Globus Medical, Inc.	Merit Medical Systems, Inc.	ResMed Inc.
Greatbatch, Inc.	Natus Medical Incorporated	Insulet Corporation
Haemonetics Corporation	NxStage Medical, Inc.	Abiomed, Inc.
Integra LifeSciences Holdings Corporation
The table below sets forth certain revenue and other financial information as of a date available prior to the date Mercer used to compile the proposed peer group and market capitalization information as of May 31, 2016 regarding the peer group that the compensation committee used in connection with its recommendations and decisions regarding executive compensation for 2017.

	Trailing 12-month revenue (in millions)	One-year revenue growth	Three-year revenue growth	Trailing 12-month EBIT	Market capitalization (in millions)
25th percentile	$374	6%	24%	$58	$1,217
50th percentile	647	7%	29%	107	2,315
75th percentile	917	12%	39%	137	2,770
Wright's percentile rank	52%	N/A	N/A	N/A	45%
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
Tax Deductibility of Compensation
In designing our executive compensation program, we consider the deductibility of executive compensation under Code Section 162(m), which provides that we may not deduct more than $1 million (referred to as the $1 Million Cap) paid to certain executive officers. During 2017, there was an exception for “performance-based” compensation meeting certain requirements. Our equity plans incorporate provisions intended to satisfy the requirements for awarding “performance-based” compensation as defined in Code Section 162(m) under the plan. Other than stock options and our PSU awards, we did not grant any other “performance-based” compensation under the plans during 2017. In addition, while we designed our plans to operate in a manner intended to qualify as “performance-based” under Code Section 162(m), the compensation committee may administer the plans in a manner that does not satisfy the requirements of Code Section 162(m) to achieve a result that the compensation committee determines to be appropriate.
The Tax Cuts and Jobs Act signed into law on December 22, 2017 (referred to as the Tax Act), repealed the exception from the $1 Million Cap for “performance-based” compensation. This change is effective for our fiscal years beginning January 1, 2018 and thereafter. In addition, the Tax Act expanded the group of executive officers who are subject to the $1 Million Cap. The revised limit for the $1 Million Cap will apply to any named executive officer who in the fiscal year ending in 2017, or in any year thereafter, was either the principal executive officer, the principal financial officer, or one of the three highest paid officers (referred to as a Covered Employee), and, once the limit applies to a Covered Employee, all future compensation payable to or on behalf of that individual will remain subject to the $1 Million Cap. As a result, compensation amounts that were previously outside of the scope of the $1 Million Cap will now be subject to it. Despite the changes to Code Section 162(m) as a result of the Tax Act, we expect that we will continue to structure our executive compensation program so that a significant portion of total executive compensation is linked to the performance of our company.

Compensation Committee Report
The compensation committee has reviewed and discussed the foregoing “-Compensation Discussion and Analysis” with our management. Based on this review and these discussions, the compensation committee has recommended to our board of directors that the foregoing “-Compensation Discussion and Analysis” be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and proxy statement in connection with our 2018 annual general meeting of shareholders.
Compensation Committee
John L. Miclot
Kevin C. O’Boyle
Elizabeth H. Weatherman
Executive Compensation Tables and Narratives
Summary Compensation Information
The table below provides summary information concerning all compensation awarded to, earned by, or paid to the individuals that served as our principal executive officer or principal financial officer during the fiscal year ended December 31, 2017 and other named executive officers for each of the last three fiscal years of which they served as an executive officer.
SUMMARY COMPENSATION TABLE - 2017

Name and principal position	Year	Salary(1) ($)	Bonus(2) ($)	Stock awards(3) ($)	Option awards(4) ($)	Non-equity incentive plan compensation(5) ($)	All other compen-sation(6) ($)	Total ($)
Robert J. Palmisano(7) President and Chief Executive Officer and Executive Director	2017	945,792	—	2,592,818	1,346,571	—	261,593	5,146,774
	2016	905,095	—	2,003,654	2,004,824	1,435,928	264,272	6,613,773
	2015	228,185	—	5,972,830	5,914,722	1,247,655	1,668,463	15,031,855
Lance A. Berry(8) Senior Vice President and Chief Financial Officer	2017	440,146	—	608,630	316,095	—	16,800	1,381,671
	2016	409,119	—	449,375	449,628	418,650	17,430	1,744,202
	2015	105,894	—	837,275	829,143	343,379	253,346	2,369,037
Kevin D. Cordell(9) President, U.S.	2017	466,371	—	556,978	289,276	84,718	16,800	1,414,143
	2016	429,789	—	432,510	432,765	376,693	16,600	1,688,357
Jason D. Asper(10) Senior Vice President, Strategy and Corporate Development	2017	115,962	452,183	351,765	354,619	—	29,151	1,303,680
James A. Lightman(11) Senior Vice President, General Counsel and Secretary	2017	399,366	—	341,118	177,167	30,266	208,207	1,156,124
	2016	384,006	—	263,610	263,764	192,003	10,600	1,113,983
	2015	97,295	—	561,420	555,955	253,015	285,730	1,753,415
____________________

(1)	Five percent of Mr. Palmisano’s annual base salary was allocated to his service as an executive director and member of our board of directors.

(2)
We generally do not pay any discretionary bonuses or bonuses that are subjectively determined and did not pay any such bonuses to any named executive officers in 2017, other than a sign-on bonus and guaranteed pro rata annual bonus paid to Mr. Asper as part of his offer package. Annual cash incentive bonus payouts based on performance against pre-established performance goals under our performance incentive plan are reported in the “Non-equity incentive plan compensation” column.

(3)
Amounts reported represent the aggregate grant date fair value for RSU and PSU awards for 2017 and RSU awards for 2016 and 2015, in each case computed in accordance with FASB ASC Topic 718. The grant date fair value is determined based on the per share closing sale price of our ordinary shares on the grant date. Amounts reported for each named executive officer and each award for 2017 are set forth in the “Grants of Plan-Based Awards - 2017” table in the “Grant Date Fair Value of Stock and Option Awards” column. Provided below is the 2017 grant date fair value of PSU awards assuming maximum levels of performance. The maximum value is calculated using the number of shares reflected in the “Maximum” column of the “Estimated Future Payouts Under Equity Incentive Plan Awards” section of the “Grants of Plan-Based Awards - 2017” table and the closing price of our ordinary shares on July 25, 2017, the grant date, of $27.86, as reported by Nasdaq Global Select Market.

Name	Grant Date Fair Value at Maximum Levels of Performance ($)
Mr. Palmisano	2,592,818
Mr. Berry	608,630
Mr. Cordell	556,977
Mr. Asper	—
Mr. Lightman	341,118

(4)
Amounts reported represent the aggregate grant date fair value for option awards granted to each named executive officer computed in accordance with FASB ASC Topic 718. The grant date fair value is determined based on our Black-Scholes option pricing model. The table below sets forth the specific assumptions used in the valuation of each such option award:

Grant date	Grant date fair value per share ($)	Risk free interest rate	Expected life	Expected volatility	Expected dividend yield
07/25/2017	9.80	1.875%	6.10 years	32.50%	—
08/14/2017	10.05	1.875%	6.10 years	32.50%	—
07/19/2016	7.40	1.125%	6.08 years	34.00%	—
10/13/2015	7.06	1.375%	6.08 years	32.70%	—

(5)	Amounts reported represent payouts under our performance incentive plan and for each year reflect the amounts earned for that year but paid during the following year.

(6)	Amounts reported in this column for 2017 are described under “-All Other Compensation for 2017 - Supplemental.”

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

(9)	Mr. Cordell was not a named executive officer in 2015; therefore, his information is only provided for 2017 and 2016.

(10)
Mr. Asper was appointed our Senior Vice President, Strategy and Corporate Development effective August 14, 2017 and was not a named executive officer in 2016 or 2015; therefore, his information is only provided for 2017.

(11)
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

The employment agreement provides that during the term of the agreement, Mr. Palmisano will serve as President and Chief Executive Officer of our company and each principal operating subsidiary and will report to our Chairman and board of directors. During the term, we agreed to nominate Mr. Palmisano for election as an executive director and member of our board of directors at each annual general meeting of shareholders. The employment agreement expires on December 31, 2019, subject to earlier termination under certain circumstances. On October 1, 2018 and on each anniversary thereafter, the term will automatically extend for an additional one-year period, unless at least 30 days prior to such date, either party gives notice of non-extension to the other.
With respect to compensation, the employment agreement established an annual base salary for Mr. Palmisano and provides that our board of directors will review his compensation at least annually for any increase. The employment agreement acknowledges that a certain percentage of Mr. Palmisano’s base salary will be paid by Wright Medical Group N.V. in consideration for his services as an executive director under the service agreement described above. The employment agreement provides that Mr. Palmisano is eligible to receive an annual performance incentive bonus depending on whether, and to what extent, certain performance goals established by the compensation committee for such year have been achieved. The amount of the performance incentive bonus payable to Mr. Palmisano will be targeted at 100% of his annual base salary and will not exceed 200% of his annual base salary. The employment agreement provides that Mr. Palmisano will receive an annual equity grant equal to 300% of his annual base salary. In addition, the employment agreement provides that Mr. Palmisano is eligible to participate in the fringe benefit programs, including those for medical and disability insurance and retirement benefits that we generally make available to our executive officers from time to time. During the term, Mr. Palmisano will be reimbursed for up to $1,000 for personal insurance premiums, other than for insurance coverage that pays for medical, prescription drug, dental, vision, or other medical care expenses. In addition, he may elect, in accordance with our cafeteria plan rules, not to participate in the medical and disability insurance programs provided by us, in which case, we will pay him up to $900 per month (or such greater amount that we would otherwise pay for medical and disability coverage for him and his spouse under our benefits programs). Mr. Palmisano is also entitled to receive reimbursement for up to $15,000 for financial and tax planning and tax preparation, and an annual physical examination at our expense. The employment agreement also provides for a monthly allowance of $7,500 for housing and automobile expenses, and Mr. Palmisano will be reimbursed for reasonable travel expenses between Memphis, Tennessee and his residences. To the extent that these reimbursements are not deductible by Mr. Palmisano for income tax purposes, such amounts will be “grossed-up” for income tax purposes so that the reimbursed items will be received net of any deduction for income and payroll taxes. The employment agreement contains severance provisions as described in more detail under “-Potential Payments Upon a Termination or Change in Control.” We have guaranteed the obligations of our subsidiary under Mr. Palmisano’s employment agreement.
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
Offer Letter with Jason D. Asper. In July 2017, we entered into an offer letter with Mr. Asper pursuant to which we agreed to provide him certain additional benefits to encourage him to accept an offer of employment with us, including a sign-on bonus, guaranteed pro rata annual incentive bonus for 2017 and reimbursement for reasonable travel expenses between Memphis, Tennessee and his current residence in Chicago, Illinois. The sign-on bonus must be paid back by Mr. Asper if he voluntarily terminates his employment with Wright prior to the two-year anniversary of his hire date.
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

All Other Compensation for 2017 - Supplemental. The table below provides information concerning amounts reported in the “All other compensation” column of the Summary Compensation Table for 2017 with respect to each named executive officer. Additional detail on these amounts are provided below the table.

Name	Retirement benefits $	Housing/car allowance $	Commuting expenses $	Relocation benefits $	Financial and tax planning $	Insurance premium $	Gross-up payments $	Total other compensation $
Mr. Palmisano	10,800	90,000	43,250	—	15,000	10,800	91,743	261,593
Mr. Berry	10,800	—	—	—	5,000	1,000	—	16,800
Mr. Cordell	10,800	—	—	—	5,000	1,000	—	16,800
Mr. Asper	—	—	29,151	—	—	—	—	29,151
Mr. Lightman	9,814	—	—	193,393	5,000	—	—	208,207
Retirement Benefits. Under our 401(k) plan, participants, including our named executive officers, may voluntarily request that we reduce his or her pre-tax compensation and contribute such amounts to the 401(k) plan’s trust up to certain statutory maximums. We contribute matching contributions in an amount equal to 3% of the participant’s eligible earnings for a pay period, or if less, 50% of the participant’s pre-tax 401(k) contributions (other than catch-up contributions) for that pay period. We do not provide any nonqualified defined contribution or other deferred compensation plans for our executives, although Mr. Asper's benefits were in the form of commuting expenses.
Relocation Benefits. We provide our executive officers with customary relocation assistance benefits if they relocate at our request. Tax protection may be provided in these situations to avoid an executive being penalized from a tax perspective for a relocation on behalf of our company. During 2017, both Messrs. Asper and Lightman received relocation benefits.
Perquisites and Other Benefits. We provide our executive officers with modest perquisites to attract and retain them. The perquisites provided to our named executive officers during 2017 included $1,000 for certain personal insurance premiums and up to $5,000 reimbursement for financial and tax planning and tax preparation. In addition, we are required to provide our CEO additional perquisites under the terms of his employment agreement, which we agreed upon at the time of his initial hiring by legacy Wright to attract him to our company. These additional perquisites include additional reimbursement for financial and tax planning and tax preparation, a monthly allowance of $7,500 for housing and automobile expenses, reimbursement for reasonable travel expenses between Memphis, Tennessee and his residences, and an annual physical examination. To the extent that the reimbursements for his housing and automobile expenses and travel expenses between Memphis, Tennessee and his residences are not deductible by Mr. Palmisano for income tax purposes, such amounts are “grossed-up” for income tax purposes so that the reimbursed items will be received net of any deduction for income and payroll taxes. We agreed to this gross-up provision at the time of his initial hiring by legacy Wright to attract him to our company and ease the financial burden on him to travel between Memphis, Tennessee and his residences.
To encourage Mr. Asper to accept an offer of employment with us, we agreed in his offer letter to provide him a $400,000 sign-on bonus, a guaranteed pro rata target annual incentive bonus for 2017 which amounted to $52,183, and reimbursement for reasonable travel expenses between Memphis, Tennessee and his current residence in Chicago, Illinois. The sign-on bonus must be paid back by Mr. Asper if he voluntarily terminates his employment with Wright prior to the two-year anniversary of his hire date.

Grants of Plan-Based Awards
The table below provides information concerning grants of plan-based awards to each of our named executive officers during the fiscal year ended December 31, 2017. Non-equity incentive plan awards were granted to our named executive officers under our performance incentive plan, the material terms of which are described under “-Compensation Discussion and Analysis.” Stock awards (in the form of RSU awards and PSU awards) and option awards were granted under the Wright Medical Group N.V. 2017 Equity and Incentive Plan (2017 plan). The material terms of these awards and the material plan provisions relevant to these awards are described under “-Compensation Discussion and Analysis,” or in the notes to the table below or the narrative following the table below.
GRANTS OF PLAN-BASED AWARDS - 2017

		Board approval date	Estimated future payouts under non-equity incentive plan awards(1)			Estimated future payouts under non-equity incentive plan awards(4)			All other stock awards: number of shares of stock or units(5) (#)	All other option awards: number of securities underlying options(6) (#)	Exercise or base price of option awards ($/Sh)	Grant date fair value stock and option awards(7)(8) ($)
Name	Grant date		Thres-hold(2) ($)	Target ($)	Maxi-mum(3) ($)	Thres-hold (#)	Target (#)	Maxi-mum (#)
Robert J. Palmisano
Cash incentive award	N/A	2/15/17	479,257	958,514	1,917,028	—	—	—	—	—	—	—
RSU award	7/25/17	7/25/17	—	—	—				46,533	—	—	1,296,409
PSU award	7/25/17	7/25/17	—	—	—	23,266	46,533	93,066	—	—	—	1,296,409
Stock option	7/25/17	7/25/17	—	—	—	—	—	—	—	137,373	27.86	1,346,571
Lance A. Berry
Cash incentive award	N/A	2/15/17	146,250	292,500	585,000	—	—	—	—	—	—	—
RSU award	7/25/17	7/25/17	—	—	—	—	—	—	10,923	—	—	304,315
PSU award	7/25/17	7/25/17	—	—	—	5,461	10,923	21,846	—	—	—	304,315
Stock option	7/25/17	7/25/17	—	—	—	—	—	—	—	32,247	27.86	316,095
Kevin D. Cordell
Cash incentive award	N/A	2/15/17	56,478	282,394	564,787	—	—	—	—	—	—	—
RSU award	7/25/17	7/25/17	—	—	—	—	—	—	9,996	—	—	278,489
PSU award	7/25/17	7/25/17	—	—	—	4,998	9,996	19,992	—	—	—	278,489
Stock option	7/25/17	7/25/17	—	—	—	—	—	—	—	29,511	27.86	289,276
Jason D. Asper
Cash incentive award	N/A	7/24/17	26,092	52,183	104,366	—	—	—	—	—	—	—
RSU award	8/14/17	7/25/17	—	—	—	—	—	—	12,321	—	—	351,765
Stock option	8/14/17	7/25/17	—	—	—	—	—	—	—	35,303	28.55	354,619
James A. Lightman
Cash incentive award	N/A	2/15/17	20,177	201,773	403,545	—	—	—	—	—	—	—
RSU award	7/25/17	7/25/17	—	—	—	—	—	—	6,122	—	—	170,559
PSU award	7/25/17	7/25/17	—	—	—	3,061	6,122	12,244	—	—	—	170,559
Stock option	7/25/17	7/25/17	—	—	—	—	—	—	—	18,074	27.86	177,167
____________________

(1)
Amounts reported represent estimated future payouts under our performance incentive plan. Actual payouts under these performance incentive plans are reflected in the “Non-equity incentive compensation” column of the Summary Compensation Table.

(2)	Threshold amounts for awards payable under the performance incentive plan assume the satisfaction of the threshold level of the lowest weighted corporate performance goal.

(3)	Maximum amounts reflect payouts at a maximum rate of 200% of target for our performance incentive plan.

(4)
Amounts reported represent PSU awards granted under our 2017 plan. The PSU awards have a three-year performance period from June 26, 2017 to June 28, 2020. Information regarding the PSU awards is set forth within the “Compensation Discussion and Analysis” under “Long-Term Incentives-PSU Awards”.

(5)
Amounts reported represent RSU awards granted under our 2017 plan. The RSU awards vest and become issuable over time, with the last tranche becoming issuable on August 15, 2021, in each case, so long as the individual remains an employee or consultant of our company.

(6)
Amounts reported represent option awards granted under our 2017 plan. All options have a ten-year term and vest over a four-year period, with 25% of the underlying shares vesting on the one-year anniversary of the grant date and the remaining 75% of the underlying shares vesting over a three-year period thereafter in 36 as nearly equal as possible monthly installments, in each case, so long as the individual remains an employee or consultant of our company.

(7)	See notes (3) and (4) to the Summary Compensation Table for a discussion of the assumptions made in calculating the grant date fair value of stock and option awards.

(8)
Amounts reported represent the grant date fair value of PSU awards, assuming target performance, based on the closing price of our ordinary shares, as reported by the Nasdaq Global Select Market, on July 25, 2017, the date of grant, of $27.86. These amounts are reflected in the “Stock Awards” column of the Summary Compensation Table.

Wright Medical Group N.V. Performance Incentive Plan. Under the terms of the Wright Medical Group N.V. Performance Incentive Plan, our named executive officers, as well as other employees, may earn cash incentive bonuses based on our financial performance for 2017. The material terms of the plan are described in detail under “-Compensation Discussion and Analysis-Short-Term Cash Incentive Compensation.”
Wright Medical Group N.V. 2017 Equity and Incentive Plan. At an annual general meeting of shareholders held on June 23, 2017, our shareholders approved the Wright Medical Group N.V. 2017 Equity and Incentive Plan, which permits the grant of a wide variety of stock-based and cash-based awards, including non-statutory and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, deferred stock units, performance awards, annual performance cash awards, non-employee director awards, other cash-based awards and other stock-based awards. Our 2017 plan is designed to assist us in attracting and retaining employees, directors and consultants, provide an additional incentive to such individuals to work to increase the value of our ordinary shares, and provide such individuals with a stake in our future which corresponds to the stake of our shareholders.
The 2017 plan reserves for issuance a number of ordinary shares equal to the sum of (i) 5,000,000 shares, (ii) the number of ordinary shares available for grant under the Wright Medical Group N.V. Amended and Restated 2010 Incentive Plan as of June 23, 2017 (not including issued or outstanding shares granted pursuant to options under such plan as of such date) which was 1,329,648, and (iii) the number of ordinary shares forfeited upon the expiration, cancellation, forfeiture, cash settlement, or other termination following June 23, 2017 under our 2010 plan which was 6,405,992. As of December 31, 2017, 4,430,789 ordinary shares remained available for future grant of equity awards under the 2017 plan.
Ordinary shares that are issued under the 2017 plan or that are subject to outstanding awards will be applied to reduce the maximum number of ordinary shares remaining available for issuance under the 2017 plan only to the extent they are used; provided, however, that the full number of ordinary shares subject to a stock-settled SAR or other stock-based award will be counted against the ordinary shares authorized for issuance under the 2017 plan, regardless of the number of ordinary shares actually issued upon settlement of such SAR or other stock-based award. Furthermore, any ordinary shares withheld to satisfy tax withholding obligations on awards issued under the 2017 plan, any ordinary shares withheld to pay the exercise price or grant price of awards under the 2017 plan and any ordinary shares not issued or delivered as a result of the “net exercise” of an outstanding option or settlement of a SAR in shares will be counted against the ordinary shares authorized for issuance under the 2017 plan and will not be available again for grant under the 2017 plan. Any ordinary shares subject to awards settled in cash will again be available for issuance under the 2017 plan. Any ordinary shares repurchased by us on the open market using the proceeds from the exercise of an award will not increase the number of ordinary shares available for future grant of awards. Any ordinary shares related to awards granted under the 2017 plan, and ordinary shares related to awards granted under the 2010 plan, that terminate by expiration, forfeiture, cancellation or otherwise without the issuance of the ordinary shares, will be available again for grant under the 2017 plan and correspondingly increase the total number of ordinary shares available for issuance under the 2017 plan. To the extent permitted by applicable law, ordinary shares issued in assumption of, or in substitution for, any outstanding awards of any entity acquired in any form of combination by us will not be counted against ordinary shares available for issuance pursuant to the 2017 plan. The ordinary shares available for issuance under the 2017 plan may be authorized and unissued ordinary shares or ordinary shares which have been reacquired by us.
Under the terms of the 2017 plan, stock options must be granted with a per share exercise price equal to at least 100% of the fair market value of an ordinary share on the grant date. For purposes of the plan, the fair market value of an ordinary share is the closing sale price of our ordinary shares, as reported by the Nasdaq Global Select Market. We set the per share exercise price of all stock options granted under the plan at an amount at least equal to 100% of the fair market value of our ordinary shares on the grant date. Options become exercisable at such times and in such installments as may be determined by our board of directors, provided that most options may not be exercisable after 10 years from their grant date. The vesting of our stock options is generally time-based and is as follows: 25% of the shares underlying the stock option vest on the one-year anniversary of the grant date and the remaining 75% of the underlying shares vest over a three-year period thereafter in 36 as nearly equal as possible monthly installments, in each case so long as the individual remains an employee or consultant of our company.
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
The 2017 plan provides for certain default rules in the event of a termination of a participant’s employment or other service. These default rules may be modified in an award agreement, any individual agreement between a participant and us or any plan or policy of our company applicable to the participant. If a participant’s employment or other service with us is terminated for cause, then all outstanding awards held by such participant will be immediately terminated and forfeited. In the event a participant’s employment or other service with us is terminated by reason of death or disability, then:

•
All outstanding stock options and SARs held by the participant will, to the extent exercisable, remain exercisable for a period of one year after such termination, but not later than the date the stock options or SARs expire and all outstanding stock options and SARs that are not exercisable will be terminated and forfeited; provided, however, that if the exercise of a stock option that is exercisable is prevented by securities laws or other restrictions, the stock option will remain exercisable until 30 days after the date such exercise first would no longer be prevented by such provisions, but in any event no later than the date the stock option expires;

•	All outstanding unvested restricted stock awards will be terminated and forfeited; and

•
All outstanding but unvested RSUs, performance awards, annual performance cash awards, other cash-based awards and other stock-based awards held by the participant will terminate and be forfeited. However, with respect to any awards that vest based on the achievement of performance goals, if a participant’s employment or other service with us is terminated prior to the end of the performance period of such award, but after the conclusion of a portion of the performance period (but in no event less than one year), the committee may cause shares to be delivered or payment made with respect to the participant’s award, but only if otherwise earned for the entire performance period and only with respect to the portion of the applicable performance period completed at the date of such event, with proration based on the number of months or years that the participant was employed or performed services during the performance period.

In the event a participant’s employment or other service with us is terminated by reason other than for cause, death or disability, then:

•
All outstanding stock options and SARs held by the participant that then are exercisable will remain exercisable for three months after the date of such termination, but will not be exercisable later than the date the stock options or SARs expire and all outstanding stock options and SARs that are not exercisable will be terminated and forfeited; provided, however, that if the exercise of a stock option that is exercisable is prevented by securities laws or other restrictions, the stock option will remain exercisable until 30 days after the date such exercise first would no longer be prevented by such provisions, but in any event no later than the date the stock option expires;

•	All outstanding unvested restricted stock awards will be terminated and forfeited; and

•
All outstanding unvested RSUs, performance awards, annual performance cash awards, other cash-based awards and other stock-based awards will be terminated and forfeited. However, with respect to any awards that vest based on the achievement of performance goals, if a participant’s employment or other service with us is terminated prior to the end of the performance period of such award, but after the conclusion of a portion of the performance period (but in no event less than one year), the committee may, in its sole discretion, cause shares to be delivered or payment made with respect to the participant’s award, but only if otherwise earned for the entire performance period and only with respect to the portion of the applicable performance period completed at the date of such event, with proration based on the number of months or years that the participant was employed or performed services during the performance period.

Upon a participant’s termination of employment or other service with us, the committee may, in its discretion (which may be exercised at any time on or after the grant date, including following such termination) cause stock options or SARs (or any part thereof) held by such participant as of the effective date of such termination to become or continue to become exercisable or remain exercisable following such termination of employment or service, and restricted stock, RSUs, performance awards, annual performance cash awards, other cash-based awards and other stock-based awards held by such participant as of the effective date of such termination to vest or become free of restrictions and conditions to payment, as the case may be, following such termination of employment or service, in each case in the manner determined by the committee; provided, however, that (a) no stock option or SAR may remain exercisable beyond its expiration date; (b) the committee may not adjust the amount payable pursuant to an award under the 2017 plan that is intended to qualify as “performance-based compensation” under Code Section 162(m) upwards (unless the applicable tax or securities laws change to permit committee discretion to alter the governing performance measures without obtaining shareholder approval, in which case the committee will have sole discretion to make such changes without obtaining shareholder approval); and (c) any such action by the committee adversely affecting any outstanding award will not be effective without the consent of the affected participant, except to the extent the committee is authorized by the 2017 plan to take such action.

If a participant is determined by the committee to have taken any action while providing services to us or within one year after termination of such services, that would constitute “cause” or an “adverse action,” as such terms are defined in the 2017 plan, all rights of the participant under the 2017 plan and any agreements evidencing an award then held by the participant will terminate and be forfeited. The committee has the authority to rescind the exercise, vesting, issuance or payment in respect of any awards of the participant that were exercised, vested, issued or paid, and require the participant to pay to us, within 10 days of receipt of notice, any amount received or the amount gained as a result of any such rescinded exercise, vesting, issuance or payment. We may defer the exercise of any stock option or SAR for up to six months after receipt of notice of exercise in order for the committee to determine whether “cause” or “adverse action” exists. We are entitled to withhold and deduct future wages to collect any amount due.
All awards also are subject to any required automatic clawback, forfeiture or other penalties pursuant to any applicable law, including without limitation under Section 304 of the Sarbanes-Oxley Act of 2002. In addition, all awards are subject to clawback, forfeiture or other penalties pursuant to any policy adopted by us and such clawback, forfeiture and/or penalty conditions or provisions as determined by the committee. In 2017, we adopted a clawback policy that provides for the clawback of certain incentive compensation in the event of certain financial accounting restatements.
As a condition of receiving awards, recipients, including our named executive officers, must agree to pay all applicable tax withholding obligations in connection with the awards. In the case of our RSU and PSU award grants, recipients upon acceptance of the award may provide a “sell-to-cover” instruction pursuant to which the executive gives instructions to, and authorizes, a brokerage firm to sell on the executive’s behalf that number of ordinary shares issuable upon vesting of the award as determined to be appropriate to generate cash proceeds sufficient to satisfy any applicable tax withholding obligations.
As described in more detail under “-Potential Payments Upon Termination or Change in Control,” if a change in control of our company occurs, then under certain circumstances, the award may vest or lapse.
Outstanding Equity Awards at Fiscal Year-End
The table below provides information regarding unexercised options awards, unvested RSU awards and unvested PSU awards for each of our named executive officers that remained outstanding at our fiscal year-end, December 31, 2017.
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END - 2017

	Option awards				Stock awards
Name	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised option unexercisable(1) (#)	Option exercise price ($)	Option expiration date(2)	Number of shares or units of stock that have not vested(3) (#)	Market value of shares or units that have not vested(4) ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested(5) (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested(6) ($)
Robert J. Palmisano
Stock options	628,849	—	15.55	09/17/2021
	4,112	—	17.70	04/16/2022
	145,500	—	20.75	05/09/2022
	9,771	—	22.55	04/17/2023
	144,625	—	23.93	05/14/2023
	7,939	—	30.14	04/01/2024
	129,462	—	29.06	05/13/2024
	453,624	384,559	20.62	10/13/2025
	95,960	175,116	21.24	07/19/2026
	—	137,373	27.86	07/25/2027
RSU awards					262,116	5,818,975
PSU award							46,533	1,033,033

	Option awards				Stock awards
Name	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised option unexercisable(1) (#)	Option exercise price ($)	Option expiration date(2)	Number of shares or units of stock that have not vested(3) (#)	Market value of shares or units that have not vested(4) ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested(5) (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested(6) ($)
Lance A. Berry
Stock options	10,309	—	28.32	05/14/2018
	6,575	—	15.01	05/13/2019
	9,635	—	17.82	05/13/2020
	12,528	—	15.04	05/11/2021
	1,924	—	17.70	04/16/2022
	19,557	—	20.75	05/09/2022
	30,602	—	23.93	05/14/2023
	18,262	—	29.06	05/13/2024
	63,590	53,909	20.62	10/13/2025
	21,521	39,274	21.24	07/19/2026
	—	32,247	27.86	07/25/2027
RSU awards					47,094	1,045,487
PSU award							10,923	242,491

Kevin D. Cordell
Stock options	34,626	—	30.08	09/26/2024
	36,337	30,805	20.62	10/13/2025
	20,714	37,801	21.24	07/19/2026
	—	29,511	27.86	07/25/2027
RSU awards					36,871	818,536
PSU award							9,996	221,911

Jason D. Asper
Stock options	—	35,303	28.55	08/14/2027
RSU awards					12,321	273,526

James A. Lightman
Stock options	33,504	—	15.75	12/29/2021
	566	—	17.70	04/16/2022
	7,444	—	20.75	05/09/2022
	1,999	—	22.55	04/17/2023
	11,099	—	23.93	05/14/2023
	9,086	—	29.06	05/13/2024
	42,638	36,147	20.62	10/13/2025
	12,625	23,039	21.24	07/19/2026
	—	18,074	27.86	07/25/2027
RSU awards					29,045	644,799
PSU award							6,122	135,908
____________________

(1)
All stock options vest over a four-year period, with 25% of the underlying shares vesting on the one-year anniversary of the grant date and the remaining 75% of the underlying shares vesting over a three-year period thereafter in 36 as nearly equal as possible monthly installments, in each case so long as the individual remains an employee or consultant of our company. If a change in control of our company occurs, outstanding options may become immediately exercisable in full and remain exercisable for the remainder of their terms, depending upon the plan under which the options were granted and, in the case of options granted under the 2017 plan, whether the option is continued, assumed or substituted by the successor entity and whether the executive experiences a termination event in connection with or within two years following the change in control. For more information, see the discussion under “-Potential Payments Upon a Termination or Change in Control.”

(2)	All option awards have a 10-year term, but may terminate earlier if the recipient’s employment or service relationship with our company terminates.

(3)	The release dates and release amounts for the unvested RSU awards are as follows:

Name	06/01/2018	08/15/2018	06/01/2019	08/15/2019	06/01/2020	08/15/2020	08/15/2021
Mr. Palmisano	95,999	11,633	96,000	11,633	23,584	11,633	11,634
Mr. Berry	15,440	2,730	15,441	2,731	5,290	2,731	2,731
Mr. Cordell	10,891	2,499	10,893	2,499	5,091	2,499	2,499
Mr. Asper	—	3,080	—	3,080	—	3,080	3,081
Mr. Lightman	9,910	1,530	9,910	1,531	3,103	1,530	1,531
If a change in control of our company occurs, outstanding unvested RSU awards may become immediately vested in full, depending upon the plan under which the stock awards were granted and, in the case of RSU awards granted under the 2017 plan, whether the award is continued, assumed or substituted by the successor entity and whether the executive experiences a termination event in connection with or within two years following the change in control. For more information, see the discussion under “-Potential Payments Upon a Termination or Change in Control.”

(4)
The market value of RSU awards that had not vested as of December 31, 2017 is based on the closing sale price of our ordinary shares, as reported by the Nasdaq Global Select Market, on the last trading day of our fiscal year, December 29, 2017 ($22.20).

(5)
Amounts reported represent the number of PSU awards that were in progress based on target levels of performance. The PSU awards will vest based on the achievement of the performance goal established for the June 26, 2017 - June 28, 2020 performance period. For information regarding the treatment of such awards upon a change in control of our company, see the discussion under “-Potential Payments Upon a Termination or Change in Control.”

(6)
Amounts reported represent the target value of PSU awards that were in progress based on the closing sale price of our ordinary shares, as reported by the Nasdaq Global Select Market, on the last trading day of our fiscal year, December 29, 2017 ($22.20).

Options Exercised and Stock Vested During Fiscal Year
The table below provides information regarding stock awards that vested for each of our named executive officers during the fiscal year ended December 31, 2017. No option awards were exercised by any of our named executive officers during the fiscal year ended December 31, 2017.

	Stock awards(1)
Name	Number of shares acquired on vesting (#)	Value realized on vesting ($)
Robert J. Palmisano
Restricted stock units	95,998	2,615,946
Lance A. Berry
Restricted stock units	15,441	420,767
Kevin D. Cordell
Restricted stock units	10,891	296,780
Jason D. Asper
Restricted stock units	—	—
James A. Lightman
Restricted stock units	9,909	270,020
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

Potential Payments Upon a Termination or Change in Control
Employment Agreement with Robert J. Palmisano. Effective October 1, 2015, Wright Medical Group, Inc., one of our subsidiaries, entered into an employment agreement with Robert J. Palmisano, our President and Chief Executive Officer. Under the terms of our employment agreement with Mr. Palmisano, in the event of a termination of his employment, the post-employment pay and benefits, if any, to be received by him will vary according to the basis for his termination. We have guaranteed the obligations under the employment agreement since our subsidiary, Wright Medical Group, Inc., is party to the agreement. The employment agreement will continue until December 31, 2019, subject to earlier termination under certain circumstances, and on October 1, 2018, will automatically renew for additional one-year periods unless we or Mr. Palmisano provides notice of non-extension of the agreement.
In the event that Mr. Palmisano’s employment is terminated for “cause” or he terminates his employment other than for “good reason” (as such terms are defined in the employment agreement) or disability, we will have no obligations to him, other than payment of accrued obligations. Accrued obligations include: (i) any accrued base salary through the date of termination; (ii) any annual cash incentive compensation awards earned but not yet paid; (iii) the value of any accrued vacation; (iv) reimbursement for any unreimbursed business expenses; and (v) only in the case of a termination at any time by reason of death or disability, his annual target incentive payment for the year that includes the date of termination.
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
Severance Pay Agreements with Other Named Executive Officers. Our subsidiary, Wright Medical Group, Inc., has entered into separation pay agreements with our named executive officers, other than Mr. Palmisano. We have guaranteed the obligations under these separation pay agreements. The separation pay agreements will continue until October 1, 2019 and, on October 1, 2018, will automatically renew for additional one-year periods unless we or the executive provides notice of termination of the agreement.
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
Change in Control Provisions in Equity Plans. Our equity plans under which awards have been granted to our named executive officers contain “change in control” provisions.
Under our current 2017 equity plan, a “change in control” means:

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

Under the 2017 equity plan, if a change in control of our company occurs, then if an award is continued, assumed or substituted by the successor entity, the award will not vest or lapse solely as a result of the change of control but will instead remain outstanding under the terms pursuant to which it has been continued, assumed or substituted and will continue to vest or lapse pursuant to such terms. If the award is continued, assumed or substituted by the successor entity and within two years following the change in control the participant is either terminated by the successor entity without “cause” or, if the participant is an employee, resigns for “good reason,” each as defined in the 2017 plan, then:

•	All outstanding stock options and SARs held by such participant will become immediately vested and exercisable in full and will remain exercisable for the remainder of their respective terms;

•	All restrictions imposed on restricted stock, RSUs or deferred units that are not performance-based held by such participant will lapse and be of no further force and effect;

•
All performance-based awards held by such participant for which the performance period has been completed as of the date of such termination or resignation but have not yet been paid will vest and be paid in cash or shares and at such time as provided in the award agreement based on actual attainment of each performance goal; and

•
All performance-based awards held by such participant for which the performance period has not been completed as of the date of such termination or resignation will with respect to each performance goal vest and be paid out for the entire performance period (and not pro rata) based on actual performance achieved through the date of such termination or resignation with the manner of payment to be made in cash or shares as provided in the award agreement within 30 days following the date of termination or resignation.

If a change in control of our company occurs, and if an award participant suffers a “termination of continued employment” in connection with such change in control, or if outstanding awards are not continued, assumed or substituted with equivalent awards by the successor entity, or in the case of a dissolution or liquidation of our company, outstanding awards will be subject to the following rules:

•
All outstanding stock options and SARs will become fully vested and exercisable and the committee will give such participant a reasonable opportunity to exercise any and all stock options and SARs before but conditioned upon the resulting change in control and if a participant does not exercise all stock options and SARs, the committee will pay such participant the difference between the exercise price for the stock option or grant price for the SAR and the per share consideration provided to other similarly situated shareholders in the change in control, provided that if the exercise or grant price exceeds the consideration in the change in control, provided, however, that if the exercise price or grant price exceeds the consideration provided, then such exercised stock option or SAR will be canceled and terminated without payment;

•
All restrictions imposed on restricted stock, RSUs or deferred units that are not performance-based will lapse and be of no further force and effect, and RSUs and deferred units will be settled and paid in cash or shares and at such time as provided in the award agreement, provided, however, that if any such payment is to be made in shares, the committee may provide such holders the consideration provided to other similarly situated shareholders in the change in control;

•
All performance-based awards held by such participant for which the performance period has been completed as of the date of the change in control but have not yet been paid will vest and be paid in cash or shares and at such time as provided in the award agreement based on actual attainment of each performance goal; and

•
All performance-based awards held by such participant for which the performance period has not been completed as of the date of the change in control will with respect to each performance goal vest and be paid out for the entire performance period (and not pro rata) based on actual performance achieved through the date of the change in control with the manner of payment to be made in cash or shares as provided in the award agreement within 30 days following the change in control.

These change in control provisions may not be terminated, amended or modified in any manner that adversely affects any then-outstanding award or award participant without the prior written consent of such participant.
The 2017 plan defines “cause” as, unless otherwise provided in an award agreement, cause as defined in any employment, consulting, severance or similar agreement between the participant and us (an “individual agreement”), or if there is no such individual agreement or if it does not define cause: (i) the participant has engaged in conduct that in the judgment of the committee constitutes gross negligence, misconduct, or gross neglect in the performance of the participant’s duties and responsibilities or conduct resulting or intending to result directly or indirectly in gain or personal enrichment for the participant at our expense; (ii) the participant has engaged or is about to engage in conduct materially injurious to us; (iii) the participant has engaged in or is about to engage in conduct that is materially inconsistent with our legal and healthcare compliance policies, programs or obligations, including but not limited to our code of business conduct and ethics and our code of conduct on insider trading and confidentiality; (iv) the participant’s bar from participation in programs administered by the United States Department of Health and Human Services or the United States Food and Drug Administration or any succeeding agencies; (v) the participant’s conviction of or entering of a guilty or no contest plea to a felony charge (or equivalent thereof) in any jurisdiction; or (vi) the participant has engaged in a material breach of any employment, service, confidentiality, non-compete or non-solicitation agreement entered into with us or a breach of any company policy for which termination of employment or service is a permissible consequence of such breach.
The 2017 plan defines “good reason” as, unless otherwise provided in an award agreement, the occurrence of any of the following without the prior written consent of the participant, unless such act or failure to act is corrected by us within 30 days of the participant providing notice of the occurrence: (a) a material reduction in the participant's then current responsibilities or assignment to the participant of duties materially inconsistent with such participant's then current range of duties and responsibilities; and for the avoidance of doubt, the following circumstances would be considered a material reduction of a participant's responsibilities: (i) the reporting structure of a participant who reports to the chief executive officer of the entire organization is modified or the participant is informed that it will be modified such that the participant would no longer report to such chief executive officer or (ii) a participant who is the chief executive officer or organization-wide leader of a material function in a public company would no longer be, or is informed that he or she will no longer be, the chief executive officer or organization-wide leader of such function, or would no longer lead that function in a public company environment; (b) a material reduction (i.e., more than 10%) in the participant's aggregate annualized compensation target (including bonus opportunity as a percentage of base salary) and benefits opportunities, except for an across the board reduction or modification to any benefit plan affecting all similarly situated participants; (c) failure to pay to the participant any portion of the participant's current compensation and benefits, under any plan, program or policy of, or other contract or agreement within 30 days of the date such compensation and/or benefits are due; (d) cancellation or material reduction in scope of any indemnification and/or director and officer liability insurance; (e) the relocation of the participant's then current principal place of employment, or principal location, to a location which is more than 40 miles from the principal location; or (f) material breach other than by the participant of any material provision of the participant's employment, severance or similar agreement.
The 2017 plan defines “termination of continued employment” as termination of an individual’s employment with our company or if the individual is a director, his or her service as a director, without cause in connection with a change of control and includes, by way of example and without limitation, the following circumstances: (i) such individual is notified within the 60 day period preceding the change of control that the individual’s employment is or will be terminated without cause prior to or after the change of control, (ii) such individual is notified within the 60 day period preceding the change of control that the individual’s continued employment with our company after the change of control is conditioned upon acceptance of a position with the successor or an affiliate of the successor under terms which would entitle the individual to resign for good reason and the individual in fact resigns for good reason on this basis, and (iii) such individual is a director and will not become a director of the successor parent immediately after the change in control.
Under the terms of our 2010 equity plan, if there is a change in control of our company, then, all outstanding options become immediately exercisable in full and remain exercisable for the remainder of their terms and all issuance conditions on all outstanding RSU awards will be deemed satisfied. Alternatively, the compensation committee may determine that outstanding awards will be cancelled as of the consummation of the change in control and that holders of cancelled awards will receive a payment in respect of such cancellation based on the amount of per share consideration being paid in connection with the change in control less, in the case of options and other awards subject to exercise, the applicable exercise price.

Potential Payments to Named Executive Officers. The table below reflects the amount of compensation and benefits payable to each named executive officer, in the event of (i) any voluntary resignation or termination or termination for cause; (ii) an involuntary termination without cause; (iii) an involuntary termination without cause or a resignation for good reason within 12 months (24 months in the case of Mr. Palmisano and two years in the case of equity awards acceleration) following a change in control, or a qualifying change in control termination; (iv) termination by reason of an executive’s death or disability; and (v) a change in control. The amounts reported in the table assume that the applicable triggering event occurred on December 31, 2017, and, therefore, are estimates of the amounts that would be paid to the named executive officers upon the occurrence of such triggering event.

Name	Type of payment(1)	Voluntary/ for cause termination ($)	Involuntary termination without cause ($)	Qualifying change in control termination ($)	Death/ disability ($)	Change in control ($)
Robert J. Palmisano	Cash severance	—	4,792,570	5,751,084	—	—
	Benefit continuation	—	19,920	19,920	—	—
	Annual bonus(2)	—	958,514	958,514	958,514	—
	Outplacement benefits	—	30,000	30,000	—	—
	Other termination benefits(3)	—	6,000	6,000	—	—
	Option award acceleration(4)	—	—	775,715	—	775,715
	RSU award acceleration(5)	—	—	5,818,975	—	5,818,975
	PSU award acceleration(6)	—	—	1,033,033	—	1,033,033
	Total	—	5,807,004	14,393,241	958,514	7,627,723

Lance A. Berry	Cash severance	—	742,500	1,485,000	—	—
	Benefit continuation	—	19,920	29,880	—	—
	Annual bonus(2)	—	292,500	292,500	292,500	—
	Outplacement benefits	—	30,000	60,000	—	—
	Other termination benefits(3)	—	6,000	12,000	—	—
	Option award acceleration(4)	—	—	122,879	—	122,879
	RSU award acceleration(5)	—	—	1,045,487	—	1,045,487
	PSU award acceleration(6)	—	—	242,491	—	242,491
	Total	—	1,090,920	3,290,237	292,500	1,410,857

Kevin D. Cordell	Cash severance	—	753,050	1,506,099	—	—
	Benefit continuation	—	19,920	29,880	—	—
	Annual bonus(2)	—	282,394	282,394	282,394	—
	Outplacement benefits	—	30,000	60,000	—	—
	Other termination benefits(3)	—	6,000	12,000	—	—
	Option award acceleration(4)	—	—	84,961	—	84,961
	RSU award acceleration(5)	—	—	818,536	—	818,536
	PSU award acceleration(6)	—	—	221,911	—	221,911
	Total	—	1,091,364	3,015,781	282,394	1,125,408

Name	Type of payment(1)	Voluntary/ for cause termination ($)	Involuntary termination without cause ($)	Qualifying change in control termination ($)	Death/ disability ($)	Change in control ($)
Jason D. Asper	Cash severance	—	519,250	1,038,500	—	—
	Benefit continuation	—	19,920	29,880	—	—
	Annual bonus(2)	—	184,250	184,250	184,250	—
	Outplacement benefits	—	30,000	60,000	—	—
	Other termination benefits(3)	—	6,000	12,000	—	—
	Option award acceleration(4)	—	—	—	—	—
	RSU award acceleration(5)	—	—	273,526	—	273,526
	Total	—	759,420	1,598,156	184,250	273,526

James A. Lightman	Cash severance	—	605,318	1,210,635	—	—
	Benefit continuation	—	19,920	29,880	—	—
	Annual bonus(2)	—	201,773	201,773	201,773	—
	Outplacement benefits	—	30,000	60,000	—	—
	Other termination benefits(3)	—	6,000	12,000	—	—
	Option award acceleration(4)	—	—	79,230	—	79,230
	RSU award acceleration(5)	—	—	644,799	—	644,799
	PSU award acceleration(6)	—	—	135,908	—	135,908
	Total	—	863,011	2,374,225	201,773	859,937
____________________

(1)	The benefit amounts set forth in the table do not reflect any reduction that may be necessary to prevent the payment from being subject to an excise tax under Code Section 280G, if applicable.

(2)	Assumes payment equal to full target annual bonus for the year in which the termination date occurs.

(3)	Reflects the cost of financial planning services and continued executive insurance. Reimbursement of reasonable attorneys’ fees and expenses is not included as the amount is not estimable.

(4)
Based on the difference between: (i) the per share market price of the ordinary shares underlying the unvested stock options held by such executive as of December 29, 2017, the last trading day of fiscal 2017, based upon the closing sale price of our ordinary shares, as reported by the Nasdaq Global Select Market, on the last trading day of our fiscal year, December 29, 2017 ($22.20), and (ii) the per share exercise price of the options held by such executive. The per share exercise price of all unvested stock options held by our named executive officers included in the table as of December 31, 2017 range from $20.62 to $28.55. The “Change in Control” scenario assumes that options granted under the 2017 plan are not continued, assumed or substituted with equivalent awards in connection with the change in control.

(5)
Based on: (i) the number of unvested RSU awards held by such executive as of December 31, 2017, multiplied by (ii) the per share market price of our ordinary shares as of December 29, 2017, the last trading day of fiscal 2017, based upon the closing sale price of our ordinary shares, as reported by the Nasdaq Global Select Market, on the last trading day of our fiscal year, December 29, 2017 ($22.20). The “Change in Control” scenario assumes that RSU awards granted under the 2017 plan are not continued, assumed or substituted with equivalent awards in connection with the change in control.

(6)
Amounts reported represent the value of the immediate payout of the target number of ordinary shares that the named executive officer would have been entitled to receive as payout for PSU awards for the June 26, 2017 - June 28, 2020 performance period. The value is based on: (a) the number of outstanding PSU awards at target, multiplied by (b) the closing sale price of our ordinary shares, as reported by the Nasdaq Global Select Market, on the last trading day of our fiscal year, December 29, 2017 ($22.20). The “Change in Control” scenario assumes that PSU awards granted under the 2017 plan are not continued, assumed or substituted with equivalent awards in connection with the change in control and are paid out, assuming target performance.

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
Compensation Committee Interlocks and Insider Participation
Sean D. Carney, John L. Miclot, Kevin C. O’Boyle and Elizabeth H. Weatherman served as members of the compensation committee of our board of directors during 2017. Sean D. Carney, a former director, served as a member of the compensation committee of our board of directors until April 30, 2017. No member of the compensation committee is or was an officer or employee of ours or any of our subsidiaries while serving on the compensation committee. In addition, no executive officer of ours served during 2017 as a director or a member of the compensation committee of any entity that had an executive officer serving as our director or a member of the compensation committee.
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
Under the terms of our non-executive director compensation program, compensation for our non-executive directors is comprised of both cash compensation and equity-based compensation. Cash compensation is in the form of annual or other retainers for non-executive directors, chairman, committee chairs, and committee members. Equity-based compensation is in the form of initial and annual stock option and RSU award grants. Each of these components is described in more detail below. We do not provide perquisites and other personal benefits to our non-executive directors.
Cash Compensation
The table below sets forth the annual cash retainers paid to each non-executive director and the additional annual cash retainers paid to the chairman and each board committee chair and board committee member during 2017:

Description	Annual cash retainer ($)
Non-executive director	60,000
Chairman premium	75,000
Audit committee chair premium	20,000
Compensation committee chair premium	13,000
Nominating, corporate governance and compliance committee chair premium	10,000
Strategic transactions committee chair premium	10,000
Audit committee member (including chair)	15,000
Compensation committee member (including chair)	7,000
Nominating, corporate governance and compliance committee member (including chair)	7,000

Description	Annual cash retainer ($)
Strategic transactions committee member (including chair)	5,000
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
Non-executive directors, upon their initial election to our board of directors and on an annual basis thereafter effective as of the same date that annual performance recognition grants of equity awards are made to our employees, receive a certain dollar amount equal to $195,000, one-half of which is paid in stock options and the remaining one-half of which is paid in RSU awards. The number of ordinary shares underlying the stock options and RSU awards is determined based on the 10‑trading day average closing sale price of an ordinary share, as reported by the Nasdaq Global Select Market, and as determined on the third trading day prior to the date of anticipated corporate approval of the award. The stock options have a term of 10 years and a per share exercise price equal to 100% of the fair market value of an ordinary share on the grant date. The stock options vest over a two-year period, with one-half of the underlying shares vesting on each of the one-year and two-year anniversaries of the grant date, in each case so long as the director is still a director as of such date. The RSU awards vest in full on the one-year anniversary of the grant date so long as the director is still a director as of such date.
Election to Receive Equity-Based Compensation in Lieu of Cash Compensation
Our non-executive director compensation policy allows our non-executive directors to elect to receive an RSU award in lieu of 100% of their annual cash retainers payable for services to be rendered as a non-executive director, chairman and chair or member of any board committee. Each non-executive director who elects to receive an RSU award in lieu of such director’s annual cash retainers is granted an RSU award under our 2017 plan for that number of ordinary shares as determined by dividing the aggregate dollar amount of all annual cash retainers anticipated to payable to such director for the period commencing on July 1 of each year to June 30 of the following year by the 10-trading day average closing sale price of our ordinary shares as reported by the Nasdaq Global Select Market and as determined on the third trading day prior to the date of anticipated corporate approval of the award. These RSU awards are typically granted effective as of the same date that other director equity grants are made and annual performance recognition grants of equity awards are made to our employees. These RSU awards vest in four equal installments on the following September 30th, December 31st, March 31st and June 30th.
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
Summary of Cash and Other Director Compensation
The table below summarizes the compensation received by each individual who served as a non-executive director of our company during the fiscal year ended December 31, 2017. While Mr. Palmisano did not receive additional compensation for his service as executive director, a portion of his compensation was allocated to his service as executive director. For more information regarding the allocation of Mr. Palmisano’s compensation, please refer to note (1) to the Summary Compensation Table under “-Executive Compensation Tables and Narratives-Summary Compensation.”
DIRECTOR COMPENSATION- 2017

Name	Fees earned or paid in cash(1) ($)	Stock awards(2)(3) ($)	Option awards(4)(5) ($)	All other compensation(6)(7) ($)	Total ($)
Gary D. Blackford	79,667	99,906	100,719	8,000	288,292
Sean D. Carney(8)	29,000	—	—	4,000	33,000
John L. Miclot	75,667	99,906	100,719	8,000	284,292
Kevin C. O’Boyle	79,667	99,906	100,719	8,000	288,292
Amy S. Paul	77,000	99,906	100,719	8,000	285,625
David D. Stevens	147,000	99,906	100,719	8,000	355,625
Richard F. Wallman	100,000	152,375	100,719	8,000	361,094
Elizabeth H. Weatherman	82,000	99,906	100,719	8,000	290,625
____________________

(1)
Unless a director otherwise elects to convert all of his or her annual retainers into RSU awards, annual retainers are paid in cash on a quarterly basis in arrears within 30 days of the end of each calendar quarter. One of our non-executive directors elected to convert all of his annual retainers covering the period of service and from July 1, 2017 to June 30, 2018 into RSU awards and accordingly, was granted an RSU award on July 25, 2017 under our 2017 plan for that number of ordinary shares as determined based on the following formula: (a) the aggregate dollar amount of all annual cash retainers that otherwise would have been payable to the non-executive director for services to be rendered as a non-executive director, chairman and chair or member of any board committee (based on such director’s board committee memberships and chair positions as of the grant date), divided by (b) the 10‑trading day average closing sale price of an ordinary share, as reported by the Nasdaq Global Select Market, and as determined on the third trading day prior to the date of anticipated corporate approval of the award. The RSU award vests and the underlying shares become issuable in four as nearly equal as possible quarterly installments, on September 30, December 31, March 31 and June 30, in each case so long as the non-executive director is a director of our company as of such date.

The table below sets forth: (a) the number of RSU awards granted to the non-executive director on July 25, 2017; (b) the total amount of annual retainers converted by such director into RSU awards; (c) of such total amount of annual retainers converted into RSU awards, the amount attributed to the director’s service during 2017, which amount is included in the “Fees earned or paid in cash” column for each director; (d) the grant date fair value of the stock awards computed in accordance with FASB ASC Topic 718; and (e) the incremental grant date fair value for the stock awards above and beyond the amount of annual retainers for 2017 service converted into RSU awards computed in accordance with FASB ASC Topic 718.

Name	Total amount of retainers converted into RSU awards ($)	Number of RSU awards (#)	Amount of retainer converted into RSU awards attributable to 2016 service ($)	Grant date fair value of RSU awards ($)	Incremental grant date fair value of RSU awards received during 2016 ($)
Mr. Wallman	100,000	3,678	50,000	102,469	52,469

(2)
On July 25, 2017, each non-executive director received an RSU award for 3,586 ordinary shares granted under the 2017 plan. The RSU awards vest and the underlying shares become issuable on the one-year anniversary of the grant date, so long as the non-executive director is a director of our company as of such date. In addition, as described above in note (1), Mr. Wallman elected to convert his annual retainers covering the period of service from July 1, 2017 to June 30, 2018 into RSU awards under our 2017 plan. The amount reported in the “Stock awards” column represents the aggregate grant date fair value for the July 25, 2017 RSU awards granted to each director in 2017 and for Mr. Wallman, the incremental grant date fair value for the additional RSU awards granted to him as described above in note (1), in each case as computed in accordance with FASB ASC Topic 718. The grant date fair value for RSU awards is determined based on the closing sale price of our ordinary shares on the grant date.

(3)
As of December 31, 2017, each non-executive director held the following number of unvested stock awards (all of which are in the form of RSU awards): Mr. Blackford (3,586); Mr. Carney (0); Mr. Miclot (3,586); Mr. O’Boyle (3,586); Ms. Paul (3,586); Mr. Stevens (3,586); Mr. Wallman (5,425); and Ms. Weatherman (3,586).

(4)
On July 25, 2017, each non-executive director received a stock option to purchase 10,275 ordinary shares at an exercise price of $27.86 per share granted under the 2017 plan. Such option expires on July 25, 2027 and vests with respect to one-half of the underlying ordinary shares on each of July 25, 2018 and July 25, 2019, so long as the individual remains a director of our company as of such date. Amounts reported in the “Option awards” column represent the aggregate grant date fair value for option awards granted to each non-executive director in 2017 computed in accordance with FASB ASC Topic 718. The grant date fair value is determined based on our Black-Scholes option pricing model. The grant date fair value per share for the options granted on July 25, 2017 was $9.80 and was determined using the following specific assumptions: risk free interest rate: 1.875%; expected life: 6.10 years; expected volatility: 32.5%; and expected dividend yield: 0.

(5)
The table below provides information regarding the aggregate number of options to purchase ordinary shares outstanding at December 31, 2017 and held by each of the non-executive directors named in the above table:

Name	Aggregate number of shares underlying options	Exercisable/ unexercisable	Range of exercise price(s) ($)	Range of expiration date(s)
Mr. Blackford	94,910	78,752/16,158	15.01-29.06	05/14/2018-07/25/2027
Mr. Carney	—	—	—	—
Mr. Miclot	105,221	89,063/16,158	15.01-29.06	05/14/2018-07/25/2027
Mr. O’Boyle	110,878	94,720/16,158	18.04-27.86	06/03/2020-07/25/2027
Ms. Paul	110,375	94,217/16,158	15.01-29.06	05/14/2018-07/25/2027
Mr. Stevens	84,603	68,445/16,158	15.01-29.06	05/14/2018-07/25/2027
Mr. Wallman	29,840	13,682/16,158	21.24-27.86	05/12/2021-07/25/2027
Ms. Weatherman	35,349	19,191/16,158	20.62-27.86	05/12/2021-07/25/2027

(6)	Represents travel stipends of $2,000 for each board meeting attended in person that takes place in the Netherlands or other location outside the United States.

(7)
We do not provide perquisites and other personal benefits to our non-executive directors. Any perquisites or personal benefits actually provided to any non-executive director were less than $10,000 in the aggregate.

(8)	Mr. Carney resigned from our board of directors effective as of April 30, 2017.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Security Ownership of Certain Beneficial Owners
The table below sets forth certain information concerning the beneficial ownership of our ordinary shares as of February 23, 2018, by each person known by us to beneficially own more than 5% of our ordinary shares. The calculations in the table below assume that there are 105,906,409 ordinary shares outstanding. Beneficial ownership is determined in accordance with the rules and regulations of the SEC. In computing the number of ordinary shares beneficially owned by a person and the percentage ownership of that person, we have included ordinary shares that the person has the right to acquire within 60 days, including through the exercise of any option, warrant or other right, the conversion of any other security, and the issuance of ordinary shares upon the vesting of stock awards granted in the form of restricted stock units. The ordinary shares that a shareholder has the right to acquire within 60 days, however, are not included in the computation of the percentage ownership of any other person.

Class of		Ordinary shares beneficially owned
securities	Name and address of beneficial owner	Number	Percent
Ordinary shares	FMR LLC (1)	15,717,232	14.8%
Ordinary shares	T. Rowe Price Associates, Inc. (2)	10,366,976	9.8%
Ordinary shares	The Vanguard Group, Inc. (3)	8,745,836	8.3%
Ordinary shares	BlackRock, Inc. (4)	7,255,388	6.9%
Ordinary shares	OrbiMed Advisors LLC (5)	6,852,068	6.5%
Ordinary shares	Invesco Ltd. (6)	5,841,441	5.5%
____________________

*	Represents beneficial ownership of less than 1% of our outstanding ordinary shares.

(1)
Based solely on information contained in a Schedule 13G/A of FMR LLC, an investment advisor, filed with the SEC on February 13, 2018, with sole investment discretion with respect to all such shares and sole voting authority with respect to 1,058,818 shares. Abigail P. Johnson is a Director, the Chairman and Chief Executive Officer of FMR LLC. Members of the Johnson family, including Abigail P. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR. Neither FMR nor Abigail P. Johnson has the sole power to vote or direct the voting of the shares owned directly by the various investment companies registered under the Investment Company Act (Fidelity Funds) advised by Fidelity Management & Research Company (FMR Co), a wholly owned subsidiary of FMR, which power resides with the Fidelity Funds’ Boards of Trustees.

Fidelity Co carries out the voting of the shares under written guidelines established by the Fidelity Funds’ Boards of Trustees. The business address of FMR LLC is 245 Summer Street, Boston, Massachusetts 02210.

(2)
Based solely on information contained in a Schedule 13G/A of T. Rowe Price Associates, Inc., an investment advisor, filed with the SEC on February 14, 2018, reflecting beneficial ownership as of December 31, 2017, with sole investment discretion with respect to all such shares, and sole voting authority with respect to 1,523,091 shares. The address of T. Rowe Price Associates, Inc. is 100 East Pratt Street, Baltimore, Maryland 21202.

(3)
Based solely on information contained in a Schedule 13G/A of The Vanguard Group, Inc., an investment adviser, filed with the SEC on February 8, 2018, reflecting beneficial ownership as of December 31, 2017, with sole investment discretion with respect to 8,536,079 shares, sole voting authority with respect to 203,683 shares, shared investment discretion with respect to 209,757 shares and shared voting authority with respect to 15,075 shares. The address of The Vanguard Group, Inc. is 100 Vanguard Boulevard, Malvern, Pennsylvania 19355.

(4)
Based solely on information contained in a Schedule 13G/A of BlackRock, Inc., a parent holding company, filed with the SEC on January 30, 2018, reflecting beneficial ownership as of December 31, 2017, with sole investment discretion with respect to all such shares, and sole voting authority with respect to 7,044,125 shares. The address of BlackRock, Inc. is 55 East 52nd Street, New York, New York 10055.

(5)
Based solely on a Schedule 13G/A filed on February 13, 2018 by OrbiMed Advisors LLC (Advisors) and OrbiMed Capital LLC (Capital), reflecting beneficial ownership as of December 31, 2017. The beneficial ownership reflected in the table includes 2,778,004 ordinary shares beneficially owned by Advisors with shared voting and investment discretion and 4,074,064 ordinary shares beneficially owned by Capital with shared voting and investment discretion. Advisors and Capital exercise investment and voting power over the shares through a management committee comprised of Carl L. Gordon, Sven H. Borho and Jonathan T. Silverstein, each of whom disclaims beneficial ownership of the shares. Neither reporting person beneficially owns more than 5% of the outstanding shares. Advisors disclaims beneficial ownership of the shares held indirectly by Capital, and Capital disclaims beneficial ownership of the shares held indirectly by Advisors. The address of their principal business office is 601 Lexington Avenue, 54th Floor, New York, New York 10022

(6)
Based solely on information contained in a Schedule 13G/A of Invesco Ltd., a parent holding company, filed with the SEC on February 13, 2018, reflecting beneficial ownership as of December 29, 2017, with sole investment discretion with respect to all such shares and sole voting authority with respect to 5,411,205 shares. The address of Invesco Ltd. is 1555 Peachtree Street NE, Suite 1800, Atlanta, Georgia 30309.

Security Ownership of Management
The table below sets forth certain information concerning the beneficial ownership of our ordinary shares as of February 23, 2018, by each of our directors and named executive officers and all of our current directors and executive officers as a group.
The calculations in the table below assume that there are 105,906,409 ordinary shares outstanding. Beneficial ownership is determined in accordance with the rules and regulations of the SEC. In computing the number of ordinary shares beneficially owned by a person and the percentage ownership of that person, we have included ordinary shares that the person has the right to acquire within 60 days, including through the exercise of any option, warrant or other right, the conversion of any other security, and the issuance of ordinary shares upon the vesting of stock awards granted in the form of restricted stock units. The ordinary shares that a shareholder has the right to acquire within 60 days, however, are not included in the computation of the percentage ownership of any other person.

Class of		Ordinary shares beneficially owned(1)
securities	Name and address of beneficial owner	Number	Percent
Ordinary shares	David D. Stevens	141,787	*
Ordinary shares	Gary D. Blackford	140,439	*
Ordinary shares	John L. Miclot	123,513	*
Ordinary shares	Kevin C. O’Boyle	110,345	*
Ordinary shares	Amy S. Paul	130,131	*
Ordinary shares	Richard F. Wallman	109,203	*
Ordinary shares	Elizabeth H. Weatherman	27,405	*
Ordinary shares	Robert J. Palmisano	2,031,500	1.9%
Ordinary shares	Lance A. Berry	281,760	*
Ordinary shares	Kevin D. Cordell	121,307	*
Ordinary shares	Jason D. Asper	—	*
Ordinary shares	James A. Lightman	149,038	*
Ordinary shares	All directors and executive officers as a group (20 persons)	4,045,597	3.7%
____________________

*	Represents beneficial ownership of less than 1% of our outstanding ordinary shares.

(1)
Includes for the persons listed below the following ordinary shares subject to options held by that person that are currently exercisable or become exercisable within 60 days of February 23, 2018 and ordinary shares issuable upon the vesting of RSU awards within 60 days of February 23, 2018:

Name	Options	RSU awards
David D. Stevens	68,445	—
Gary D. Blackford	78,752	—
John L. Miclot	89,063	—
Kevin C. O’Boyle	94,720	—
Amy S. Paul	94,217	—
Richard F. Wallman	13,682	919
Elizabeth H. Weatherman	19,191	—
Robert J. Palmisano	1,712,132	—
Lance A. Berry	209,336	—
Kevin D. Cordell	102,130	—
Jason D. Asper	—	—
James A. Lightman	128,483	—
All directors and executive officers as a group (20 persons)	3,169,687	919
Securities Authorized for Issuance Under Equity Compensation Plans
The table below provides information regarding the number of ordinary shares to be issued upon the exercise of outstanding stock options and RSU awards granted under our equity compensation plans and the number of ordinary shares remaining available for future issuance our equity compensation plans as of December 31, 2017.
EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted‑average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	8,023,598 (1)(2)(3)	$22.22 (4)	4,865,082 (5)
Equity compensation plans not approved by security holders	—	—	—
Total	8,023,598 (1)(2)(3)	$22.22 (4)	4,865,082 (5)
____________________

(1)
Amount includes ordinary shares issuable upon the exercise of stock options granted under the Wright Medical Group N.V. 2017 Equity and Incentive Plan, Wright Medical Group N.V. Amended and Restated 2010 Incentive Plan and Tornier N.V. Amended and Restated Stock Option Plan, ordinary shares issuable upon the vesting of RSU awards granted under the Wright Medical Group N.V. 2017 Equity and Incentive Plan and Wright Medical Group N.V. Amended and Restated 2010 Incentive Plan and PSU awards granted under the Wright Medical Group N.V. 2017 Equity and Incentive Plan, assuming target PSU payouts.

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

(3)
Excludes an aggregate of 3,353,172 ordinary shares issuable upon the exercise of stock options granted under legacy Wright equity compensation plans and non-plan inducement option agreements assumed by us in connection with the Wright/Tornier merger. The weighted-average per share exercise price of these assumed stock options as of December 31, 2017 was $22.12. No further grants or awards will be made under these assumed legacy Wright equity compensation plans and non-plan inducement option agreements.

(4)	Not included in the weighted-average exercise price calculation are 1,279,588 RSU awards and 108,414 PSU awards.

(5)
Amount includes 4,430,789 ordinary shares remaining available for future issuance under the Wright Medical Group N.V. 2017 Equity and Incentive Plan and 434,293 ordinary shares remaining available for future issuance under the Wright Medical Group N.V. Amended and Restated Employee Stock Purchase Plan, assuming maximum PSU payouts. No shares remain available for grant under the Wright

Medical Group N.V. Amended and Restated 2010 Incentive Plan, Tornier N.V. Amended and Restated Stock Option Plan or any of the legacy Wright equity compensation plans since such plans have been terminated with respect to future grants.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Procedures Regarding Approval of Related Party Transactions
As provided in our audit committee charter, all related party transactions are to be reviewed and pre-approved by the audit committee. Related party transactions are transactions to which we were or are a participant and in which:

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
We are unaware of any related party transactions that have occurred since the beginning of our last fiscal year, or any currently proposed related party transactions requiring disclosure in this report.
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
Item 14. Principal Accounting Fees and Services.
Appointment of Independent Registered Public Accounting Firms
The audit committee of our board of directors is directly responsible for the appointment, compensation, and oversight of our independent auditor or independent registered public accounting firm. Our general meeting of shareholders is directly responsible for the appointment of the auditor that audits our Dutch statutory annual accounts prepared in accordance with Dutch law each year.
Audit, Audit-Related, Tax, and All Other Fees
The following table shows the fees that we paid or accrued for audit and other services provided by our independent registered public accounting firm, KPMG LLP, for 2017 and 2016:

Fees	2017	2016
Audit fees	$2,050,153	$2,400,253
Audit-related fees	72,550	43,000
Tax fees	—	265,000
All other fees	3,000	120,000
Total	$2,125,703	$2,828,253
In the above table, in accordance with the SEC’s definitions and rules, “audit fees” are fees for professional services for the audit of our consolidated financial statements included in this annual report on Form 10-K, and the review of our consolidated financial statements included in quarterly reports on Form 10-Q and registration statements and for services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements; “audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not included in “audit fees” and include fees for services performed related to audits on our benefit plan and due diligence on acquisitions; “tax fees” are fees for tax compliance and consultation primarily related to assistance with international tax compliance and tax audits, tax advice on acquisitions, and tax planning; and “all other fees” are fees for any services not included in the first three categories, which includes fees for a risk management review and assessment.

Pre-Approval Policies and Procedures
In addition to retaining KPMG LLP to audit our consolidated financial statements for 2017, the audit committee retained KPMG LLP to provide other auditing and advisory services in 2017. The audit committee understands the need for our independent registered public accounting firm to maintain objectivity and independence in its audits of our consolidated financial statements. The audit committee has reviewed all non-audit services provided by KPMG LLP in 2017 and has concluded that the provision of such services was compatible with maintaining KPMG LLP’s independence in the conduct of its auditing functions.
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
Financial Statements
See Index to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”
Financial Statement Schedules
See Schedule II — Valuation and Qualifying Accounts on page S-1 of this report.
Exhibits
The exhibits to this report are listed below. A copy of any of the exhibits will be furnished at a reasonable cost, upon receipt of a written request for any such exhibit. Such request should be sent to James A. Lightman, Senior Vice President, General Counsel and Secretary, Wright Medical Group N.V., Prins Bernhardplein 200, 1097 JB Amsterdam, the Netherlands. The Exhibit Index indicates each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

Exhibit No.	Exhibit	Method of Filing
2.1	Business Sale Agreement dated October 21, 2016 between Tornier SAS, Corin France SAS, Corin Orthopaedics Holdings Limited and Certain Related Entities Party Thereto*	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 24, 2016 (File No. 001-35065)
2.2	Agreement and Plan of Merger dated as of October 27, 2014 among Tornier N.V., Trooper Holdings Inc., Trooper Merger Sub Inc. and Wright Medical Group, Inc.*	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 27, 2014 (File No. 001-35065)
2.3	Agreement and Plan of Merger dated as of January 30, 2014 among Wright Medical Group, Inc., WMMS, LLC, OrthoPro, L.L.C. and OP CHA, Inc., as Company Holders’ Agent*	Incorporated by reference to Exhibit 2.1 to Wright Medical Group, Inc.’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 31, 2014 (File No. 001-35823)
2.4	Agreement and Plan of Merger dated as of January 30, 2014 among Wright Medical Group, Inc., Winter Solstice LLC, Solana Surgical, LLC, and Alan Taylor, as Members’ Representative*	Incorporated by reference to Exhibit 2.2 to Wright Medical Group, Inc.’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 31, 2014 (File No. 001-35823)
2.5	Asset Purchase Agreement dated as of June 18, 2013 among MicroPort Medical B.V., MicroPort Scientific Corporation and Wright Medical Group, Inc.*	Incorporated by reference to Exhibit 2.1 to Wright Medical Group, Inc.’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 21, 2013 (File No. 001-35823)
2.6	Agreement and Plan of Merger dated as of November 19, 2012 among BioMimetic Therapeutics, Inc., Wright Medical Group, Inc., Achilles Merger Subsidiary, Inc. and Achilles Acquisition Subsidiary, LLC*	Incorporated by reference to Exhibit 2.1 to Wright Medical Group, Inc.’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 19, 2012 (File No. 001-32883)
3.1	Articles of Association of Wright Medical Group N.V.	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 1, 2016 (File No. 001-35065)
4.1	Indenture dated as of May 20, 2016 between Wright Medical Group N.V. and The Bank of New York Mellon Trust Company, N.A. (including the Form of the 2.25% Cash Convertible Senior Note due 2021)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 25, 2016 (File No. 001-35065)
4.2	Indenture dated as of February 13, 2015 between Wright Medical Group, Inc. and Bank of New York Mellon Trust Company, N.A. (including the Form of the 2.00% Cash Convertible Senior Note due 2020)	Incorporated by reference to Exhibit 4.1 to Wright Medical Group, Inc.’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 13, 2015 (File No. 001-35823)

Exhibit No.	Exhibit	Method of Filing
4.3	Supplemental Indenture dated as of November 24, 2015 among Wright Medical Group, Inc., Wright Medical Group N.V., as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 27, 2015 (File No. 001-35065)
4.4	Contingent Value Rights Agreement dated as of March 1, 2013 between Wright Medical Group, Inc. and American Stock Transfer & Trust Company, LLC	Incorporated by reference to Exhibit 10.1 to Wright Medical Group, Inc.’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 1, 2013 (File No. 001-32883)
4.5	Assignment and Assumption Agreement dated as of October 1, 2015 between Wright Medical Group, Inc., Wright Medical Group N.V. and American Stock Transfer & Trust Company, LLC, as Trustee	Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form 8-A as filed with the Securities and Exchange Commission on October 1, 2015 (File No. 001-35065)
10.1	Wright Medical Group N.V. 2017 Equity and Incentive Plan**	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 27, 2017 (File No. 001-35065)
10.2	Form of Option Award Agreement under the Wright Medical Group N.V. 2017 Equity and Incentive Plan Representing Stock Options Granted to Executive Officers**	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2017 (File No. 001-35065)
10.3	Form of Restricted Stock Unit Award Agreement under the Wright Medical Group N.V. 2017 Equity and Incentive Plan Representing Restricted Stock Units Granted to Executive Officers**	Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2017 (File No. 001-35065)
10.4	Form of Restricted Stock Unit Award Agreement under the Wright Medical Group N.V. 2017 Equity and Incentive Plan Representing Restricted Stock Units Granted to New Executive Officers**	Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2017 (File No. 001-35065)
10.5	Form of Performance Award Agreement under the Wright Medical Group N.V. 2017 Equity and Incentive Plan Representing Performance Awards Granted to Executive Officers**	Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2017 (File No. 001-35065)
10.6	Form of Option Award Agreement under the Wright Medical Group N.V. 2017 Equity and Incentive Plan Representing Stock Options Granted to Robert J. Palmisano**	Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2017 (File No. 001-35065)
10.7	Form of Restricted Stock Unit Award Agreement under the Wright Medical Group N.V. 2017 Equity and Incentive Plan Representing Restricted Stock Units Granted to Robert J. Palmisano**	Incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2017 (File No. 001-35065)
10.8	Form of Performance Award Agreement under the Wright Medical Group N.V. 2017 Equity and Incentive Plan Representing Performance Awards Granted to Robert J. Palmisano**	Incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2017 (File No. 001-35065)
10.9	Form of Option Award Agreement under the Wright Medical Group N.V. 2017 Equity and Incentive Plan Representing Stock Options Granted to Non-Executive Directors**	Incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2017 (File No. 001-35065)
10.10	Form of Restricted Stock Unit Award Agreement under the Wright Medical Group N.V. 2017 Equity and Incentive Plan Representing Restricted Stock Units Granted to Non-Executive Directors**	Incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2017 (File No. 001-35065)

Exhibit No.	Exhibit	Method of Filing
10.11
Form of Restricted Stock Unit Award Agreement under the Wright Medical Group N.V. 2017 Equity and Incentive Plan Representing Restricted Stock Units Granted to Non-Executive Directors in Lieu of Cash Retainers**
Incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2017 (File No. 001-35065)
10.12	Wright Medical Group N.V. Amended and Restated 2010 Incentive Plan**	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 19, 2015 (File No. 001-35065)
10.13	Form of Option Certificate under the Wright Medical Group N.V. Amended and Restated 2010 Incentive Plan Representing Stock Options Granted to Executive Officers**	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 16, 2015 (File No. 001-35065)
10.14
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
10.16	Form of Option Certificate under the Wright Medical Group N.V. Amended and Restated 2010 Incentive Plan Representing Stock Options Granted to Robert J. Palmisano**	Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 16, 2015 (File No. 001-35065)
10.17
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
10.18	Form of Option Certificate under the Wright Medical Group N.V. Amended and Restated 2010 Incentive Plan Representing Stock Options Granted to Non-Executive Directors**	Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 16, 2015 (File No. 001-35065)
10.19
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
10.20
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
10.21	Tornier N.V. Amended and Restated 2010 Incentive Plan**	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 19, 2015 (File No. 001-35065)
10.22	Form of Option Certificate under the Tornier N.V. 2010 Incentive Plan**	Incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2013 (File No. 001-35065)
10.23	Tornier N.V. Amended and Restated Stock Option Plan**
Incorporated by reference to Exhibit 10.9 to the Registrant’s Amendment No. 9 to Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on January 18, 2011 (Registration No. 333-167370)

Exhibit No.	Exhibit	Method of Filing
10.24	Form of Option Agreement under the Tornier N.V. Stock Option Plan for Directors and Officers**	Incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on June 8, 2010 (Registration No. 333-167370)
10.25	Wright Medical Group, Inc. Second Amended and Restated 2009 Equity Incentive Plan**	Incorporated by reference to Wright Medical Group, Inc.’s Definitive Proxy Statement as filed with the Securities and Exchange Commission on April 4, 2013 (File No. 001-35823)
10.26	Form of Executive Stock Option Agreement under the Wright Medical Group, Inc. Second Amended and Restated 2009 Equity Incentive Plan**	Incorporated by reference to Exhibit 10.4 to Wright Medical Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (File No. 001-32883)
10.27	Form of Non-Employee Director Stock Option Agreement under the Wright Medical Group, Inc. Second Amended and Restated 2009 Equity Incentive Plan**	Incorporated by reference to Exhibit 10.6 to Wright Medical Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (File No. 001-32883)
10.28	Wright Medical Group, Inc. Fifth Amended and Restated 1999 Equity Incentive Plan**	Incorporated by reference to Wright Medical Group, Inc.’s Definitive Proxy Statement as filed with the Securities and Exchange Commission on April 14, 2008 (File No. 001-32883)
10.29	First Amendment to the Wright Medical Group, Inc. Fifth Amended and Restated 1999 Equity Incentive Plan**	Incorporated by reference to Exhibit 10.2 to Wright Medical Group, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2008 (File No. 001-32883)
10.30	Form of Executive Stock Option Agreement under the Wright Medical Group, Inc. Fifth Amended and Restated 1999 Equity Incentive Plan**	Incorporated by reference to Exhibit 10.13 to Wright Medical Group, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009 (File No. 001-32883)
10.31	Form of Non-Employee Director Stock Option Agreement under the Wright Medical Group, Inc. Fifth Amended and Restated 1999 Equity Incentive Plan**	Incorporated by reference to Exhibit 10.15 to Wright Medical Group, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009 (File No. 001-32883)
10.32	Wright Medical Group N.V. Amended and Restated Employee Stock Purchase Plan**	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 1, 2016 (File No. 001-35065)
10.33	Wright Medical Group N.V. Performance Incentive Plan**	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 16, 2015 (File No. 001-35065)
10.34	Form of Indemnification Agreement**	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 1, 2015 (File No. 001-35065)
10.35	Service Agreement effective as of October 1, 2015 between Wright Medical Group N.V. and Robert J. Palmisano**	Incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 16, 2015 (File No. 001-35065)
10.36	Employment Agreement effective as of October 1, 2015 between Wright Medical Group, Inc. and Robert J. Palmisano**	Incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 16, 2015 (File No. 001-35065)
10.37	Guaranty by Wright Medical Group N.V. effective as of October 1, 2015 with respect to Wright Medical Group, Inc. Obligations under Employment Agreement with Robert J. Palmisano**	Incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 16, 2015 (File No. 001-35065)

Exhibit No.	Exhibit	Method of Filing
10.38	Confidentiality, Non-Competition, Non-Solicitation and Intellectual Property Rights Agreement effective as of October 1, 2015 between Wright Medical Group, Inc. and Robert J. Palmisano**	Incorporated by reference to Exhibit 10.13 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 16, 2015 (File No. 001-35065)
10.39	Inducement Stock Option Grant Agreement dated as of September 17, 2011 between Wright Medical Group, Inc. and Robert J. Palmisano**	Incorporated by reference to Exhibit 10.2 to Wright Medical Group, Inc.’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 22, 2011 (File No. 001-32883)
10.40	Confidentiality, Non-Competition, Non-Solicitation and Intellectual Property Rights Agreement effective as of October 1, 2015 between Wright Medical Group, Inc. and Lance A. Berry**	Incorporated by reference to Exhibit 10.16 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 16, 2015 (File No. 001-35065)
10.41	Separation Pay Agreement effective as of October 1, 2015 between Wright Medical Group, Inc. and Lance A. Berry**	Incorporated by reference to Exhibit 10.20 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 16, 2015 (File No. 001-35065)
10.42	Confidentiality, Non-Competition, Non-Solicitation and Intellectual Property Rights Agreement effective as of October 1, 2015 between Wright Medical Group, Inc. and Kevin D. Cordell**	Incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 25, 2016 (File No. 001-35065)
10.43	Separation Pay Agreement effective as of October 1, 2015 between Wright Medical Group, Inc. and Kevin D. Cordell**	Incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 25, 2016 (File No. 001-35065)
10.44	Confidentiality, Non-Competition, Non-Solicitation and Intellectual Property Rights Agreement dated as of August 14, 2017 between Wright Medical Group, Inc. and Jason D. Asper**	Filed herewith
10.45	Separation Pay Agreement effective as of August 14, 2017 between Wright Medical Group, Inc. and Jason D. Asper**	Filed herewith
10.46	Offer Letter dated July 3, 2017 between Wright Medical Group, Inc. and Jason D. Asper**	Filed herewith
10.47	Confidentiality, Non-Competition, Non-Solicitation and Intellectual Property Rights Agreement effective as of October 1, 2015 between Wright Medical Group, Inc. and James A. Lightman**	Incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 2015 (File No. 001-35065)
10.48	Separation Pay Agreement effective as of October 1, 2015 between Wright Medical Group, Inc. and James A. Lightman**	Incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 2015 (File No. 001-35065)
10.49	Inducement Stock Option Grant Agreement dated as of December 29, 2011 between Wright Medical Group, Inc. and James A. Lightman**	Incorporated by reference to Exhibit 10.32 to Wright Medical Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (File No. 001-32883)
10.50	Form of Guaranty by Wright Medical Group N.V. with respect to Wright Medical Group, Inc. Obligations under Separation Pay Agreements with Executive Officers**	Incorporated by reference to Exhibit 10.23 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 16, 2015 (File No. 001-35065)
10.51
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

Exhibit No.	Exhibit	Method of Filing
10.52
Amendment No. 1 to Credit, Security and Guaranty Agreement dated as of February 2, 2017 among Wright Medical Group N.V. (as Guarantor), Wright Medical Group, Inc. (as Borrower), Certain Other Direct and Indirect Subsidiaries Listed on the Signature Pages Thereto (each as Borrower), Midcap Funding IV Trust (as Lender and Agent) and the Financial Institutions or other Entities Parties Thereto
Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 26, 2017 (File No. 001-35065)
10.53
Limited Consent and Amendment No. 2 to Credit, Security and Guaranty Agreement dated as of December 14, 2017 among Wright Medical Group N.V. (as Guarantor), Wright Medical Group, Inc. (as Borrower), Certain Other Direct and Indirect Subsidiaries Listed on the Signature Pages Thereto (each as Borrower), Midcap Funding IV Trust (as Lender and Agent) and the Financial Institutions or other Entities Parties Thereto
Filed herewith
10.54	Form of Exchange/Subscription Agreement dated as of May 12, 2016 between Wright Medical Group N.V. and Each Investor Party Thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 18, 2016 (File No. 001-35065)
10.55	Form of Subscription Agreement dated as of May 12, 2016 between Wright Medical Group N.V. and Each Investor Party Thereto	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 18, 2016 (File No. 001-35065)
10.56	Call Option Transaction Confirmation dated as of May 12, 2016 between Wright Medical Group N.V. and JPMorgan Chase Bank, National Association	Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 26, 2016 (File No. 001-35065)
10.57	Call Option Transaction Confirmation dated as of May 12, 2016 between Wright Medical Group N.V. and Bank of America, N.A.	Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 26, 2016 (File No. 001-35065)
10.58	Warrants Confirmation dated as of May 12, 2016 between Wright Medical Group N.V. and JPMorgan Chase Bank, National Association	Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 26, 2016 (File No. 001-35065)
10.59	Warrants Confirmation dated as of May 12, 2016 between Wright Medical Group N.V. and Bank of America, N.A.	Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 26, 2016 (File No. 001-35065)
10.60	Base Call Option Transaction Confirmation dated as of February 9, 2015 between Wright Medical Group, Inc. and Deutsche Bank AG, London Branch	Incorporated by reference to Exhibit 10.1 to Wright Medical Group, Inc.’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 13, 2015 (File No. 001-35823)
10.61	Base Call Option Transaction Confirmation dated as of February 9, 2015 between Wright Medical Group, Inc. and JPMorgan Chase Bank, National Association	Incorporated by reference to Exhibit 10.3 to Wright Medical Group, Inc.’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 13, 2015 (File No. 001-35823)
10.62	Base Call Option Transaction Confirmation dated as of February 9, 2015 between Wright Medical Group, Inc. and Wells Fargo Bank, National Association	Incorporated by reference to Exhibit 10.5 to Wright Medical Group, Inc.’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 13, 2015 (File No. 001-35823)
10.63	Base Warrants Confirmation dated as of February 9, 2015 between Wright Medical Group, Inc. and Deutsche Bank AG, London Branch	Incorporated by reference to Exhibit 10.7 to Wright Medical Group, Inc.’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 13, 2015 (File No. 001-35823)
10.64	Base Warrants Confirmation dated as of February 9, 2015 between Wright Medical Group, Inc. and JPMorgan Chase Bank, National Association	Incorporated by reference to Exhibit 10.9 to Wright Medical Group, Inc.’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 13, 2015 (File No. 001-35823)

Exhibit No.	Exhibit	Method of Filing
10.65	Base Warrants Confirmation dated as of February 9, 2015 between Wright Medical Group, Inc. and Wells Fargo Bank, National Association	Incorporated by reference to Exhibit 10.11 to Wright Medical Group, Inc.’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 13, 2015 (File No. 001-35823)
10.66	Additional Call Option Transaction Confirmation dated as of February 10, 2015 between Wright Medical Group, Inc. and Deutsche Bank AG, London Branch	Incorporated by reference to Exhibit 10.2 to Wright Medical Group, Inc.’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 13, 2015 (File No. 001-35823)
10.67	Additional Call Option Transaction Confirmation dated as of February 10, 2015 between Wright Medical Group, Inc. and JPMorgan Chase Bank, National Association	Incorporated by reference to Exhibit 10.4 to Wright Medical Group, Inc.’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 13, 2015 (File No. 001-35823)
10.68	Additional Call Option Transaction Confirmation dated as of February 10, 2015 between Wright Medical Group, Inc. and Wells Fargo Bank, National Association	Incorporated by reference to Exhibit 10.6 to Wright Medical Group, Inc.’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 13, 2015 (File No. 001-35823)
10.69	Additional Warrants Confirmation dated as of February 10, 2015 between Wright Medical Group, Inc. and Deutsche Bank AG, London Branch	Incorporated by reference to Exhibit 10.8 to Wright Medical Group, Inc.’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 13, 2015 (File No. 001-35823)
10.70	Additional Warrants Confirmation dated as of February 10, 2015 between Wright Medical Group, Inc. and JPMorgan Chase Bank, National Association	Incorporated by reference to Exhibit 10.10 to Wright Medical Group, Inc.’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 13, 2015 (File No. 001-35823)
10.71	Additional Warrants Confirmation dated as of February 10, 2015 between Wright Medical Group, Inc. and Wells Fargo Bank, National Association	Incorporated by reference to Exhibit 10.12 to Wright Medical Group, Inc.’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 13, 2015 (File No. 001-35823)
10.72	Amendment to the Base Warrant Confirmation dated as of November 24, 2015 between Wright Medical Group N.V. and Deutsche Bank AG, London Branch	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 27, 2015 (File No. 001-35065)
10.73	Amendment to the Base Warrant Confirmation dated as of November 24, 2015 between Wright Medical Group N.V. and JPMorgan Chase Bank, National Association	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 27, 2015 (File No. 001-35065)
10.74	Amendment to the Base Warrant Confirmation dated as of November 24, 2015 between Wright Medical Group N.V. and Wells Fargo Bank, National Association	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 27, 2015 (File No. 001-35065)
10.75	Amendment to the Additional Warrant Confirmation dated as of November 24, 2015 between Wright Medical Group N.V. and Deutsche Bank AG, London Branch	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 27, 2015 (File No. 001-35065)
10.76	Amendment to the Additional Warrant Confirmation dated as of November 24, 2015 between Wright Medical Group N.V. and JPMorgan Chase Bank, National Association	Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 27, 2015 (File No. 001-35065)
10.77	Amendment to the Additional Warrant Confirmation dated as of November 24, 2015 between Wright Medical Group N.V. and Wells Fargo Bank, National Association	Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 27, 2015 (File No. 001-35065)
10.78	Form of Partial Termination Confirmation among Wright Medical Group N.V., Wright Medical Group, Inc. and each of JPMorgan Chase
Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (with respect to Item 1.01) as filed with the Securities and Exchange Commission on June 16, 2016 (File No. 001-35065)

10.79	Agreement of Lease dated as of December 31, 2013 between RBM Cherry Road Partners and Wright Medical Technology, Inc.	Incorporated by reference to Exhibit 10.94 to Wright Medical Group Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (File No. 001-35823)

Exhibit No.	Exhibit	Method of Filing
10.80	First Amendment to Agreement of Lease dated as of January 1, 2014 between RBM Cherry Road Partners and Wright Medical Technology, Inc.	Incorporated by reference to Exhibit 10.67 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 25, 2016 (File No. 001-35065)
10.81	Second Amendment to Agreement of Lease dated as of January 1, 2014 between RBM Cherry Road Partners and Wright Medical Technology, Inc.	Incorporated by reference to Exhibit 10.68 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 25, 2016 (File No. 001-35065)
10.82	Third Amendment to Agreement of Lease dated as of May 1, 2015 between RBM Cherry Road Partners and Wright Medical Technology, Inc.	Incorporated by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 25, 2016 (File No. 001-35065)
10.83	Lease Agreement dated as of May 14, 2012 between Liberty Property Limited Partnership, as Landlord, and Tornier, Inc., as Tenant	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 15, 2012 (File No. 001-35065)
10.84	Commercial Lease dated December 23, 2008 between Seamus Geaney and Tornier Orthopedics Ireland Limited
Incorporated by reference to Exhibit 10.27 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on July 15, 2010 (Registration No. 333-167370)

10.85	Commercial Supply Agreement dated March 29, 2016 between BioMimetic Therapeutics, LLC and FUJIFILM Diosynth Biotechnologies U.S.A., Inc. (1)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 7, 2016 (File No. 001-35065)
10.86	Settlement Agreement dated as of November 1, 2016 between Wright Medical Technology, Inc. and the Counsel Listed on the Signature Pages Thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 25, 2016 (File No. 001-35065)
10.87	Second Settlement Agreement dated as of October 3, 2017 between Wright Medical Technology, Inc. and the Counsel Listed on the Signature Pages Thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 4, 2017 (File No. 001-35065)
10.88	Third Settlement Agreement dated as of October 3, 2017 between Wright Medical Technology, Inc. and the Counsel Listed on the Signature Pages Thereto	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 4, 2017 (File No. 001-35065)
10.89	First Amendment to the Third Settlement Agreement dated as of December 29, 2017 between Wright Medical Technology, Inc. and the Counsel Listed on the Signature Pages Thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 5, 2018 (File No. 001-35065)
10.90	Second Amendment to the Third Settlement Agreement dated as of February 23, 2018 between Wright Medical Technology, Inc. and the Counsel Listed on the Signature Pages Thereto	Filed herewith
12.1	Computation of Ratio of Earnings to Fixed Charges	Filed herewith
21.1	Subsidiaries of Wright Medical Group N.V.	Filed herewith
23.1	Consent of KPMG LLP, an Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

Exhibit No.	Exhibit	Method of Filing
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101
The following materials from Wright Medical Group N.V.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2017 and December 25, 2016, (ii) the Consolidated Statements of Operations for each of the fiscal years in the three-year period ended December 31, 2017, (iii) the Consolidated Statements of Comprehensive Loss for each of the fiscal years in the three-year period ended December 25, 2016, (iv) the Consolidated Statements of Cash Flows for each of the fiscal years in the three-year period ended December 31, 2017, (v) Consolidated Statements of Shareholders’ Equity for each of the fiscal years in the three-year period ended December 31, 2017, and (vi) Notes to Consolidated Financial Statements
Filed herewith
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

Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
February 27, 2018

WRIGHT MEDICAL GROUP N.V.
By:	/s/ Robert J. Palmisano
Robert J. Palmisano
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert J. Palmisano Robert J. Palmisano	President, Chief Executive Officer and Executive Director (Principal Executive Officer)	February 27, 2018

/s/ Lance A. Berry Lance A. Berry	Senior Vice President and Chief Financial Officer (Principal Financial Officer )	February 27, 2018

/s/ Julie B. Andrews Julie B. Andrews	Vice President and Chief Accounting Officer (Principal Accounting Officer )	February 27, 2018

/s/ David D. Stevens David D. Stevens	Chairman	February 27, 2018

/s/ Gary D. Blackford Gary D. Blackford	Non-Executive Director	February 27, 2018

/s/ John L. Miclot John L. Miclot	Non-Executive Director	February 27, 2018

/s/ Kevin C. O'Boyle Kevin C. O'Boyle	Non-Executive Director	February 27, 2018

/s/ Amy S. Paul Amy S. Paul	Non-Executive Director	February 27, 2018

/s/ Richard F. Wallman Richard F. Wallman	Non-Executive Director	February 27, 2018

/s/ Elizabeth H. Weatherman Elizabeth H. Weatherman	Non-Executive Director	February 27, 2018

Wright Medical Group N.V. Schedule II-Valuation and Qualifying Accounts (In thousands)

	Balance at Beginning of Period	Charged to Cost and Expenses	Deductions and Other	Balance at End of Period
Allowance for doubtful accounts:
For the period ended:
December 31, 2017	$4,469	$1,243	$(1,384)	$4,328
December 25, 2016	$1,189	$3,475	$(195)	$4,469
December 27, 2015	$930	$(878)	$1,137	$1,189

S-1