Form 10-Q
period 2018-04-01
Wright Medical Group N.V.
filed 2018-05-10
CIK 1492658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of May 4, 2018, there were 105,969,807 ordinary shares outstanding.

WRIGHT MEDICAL GROUP N.V.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2018

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This document may contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), and that are subject to the safe harbor created by those sections. These statements reflect management's current knowledge, assumptions, beliefs, estimates, and expectations and express management's current view of future performance, results, and trends. Forward looking statements may be identified by their use of terms such as anticipate, believe, could, estimate, expect, intend, may, plan, predict, project, will, and other similar terms. Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to materially differ from those described in the forward-looking statements. The reader should not place undue reliance on forward-looking statements. Such statements are made as of the date of this report, and we undertake no obligation to update such statements after this date. Risks and uncertainties that could cause our actual results to materially differ from those described in forward-looking statements are discussed in our filings with the U.S. Securities and Exchange Commission (SEC) (including our most recent Annual Report on Form 10-K, which was filed with the SEC on February 27, 2018). By way of example and without implied limitation, such risks and uncertainties include:

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

•
risks and uncertainties associated with our metal-on-metal master settlement agreements and the settlement agreements with certain of our insurance companies, including without limitation, the resolution of the remaining unresolved claims, the effect of the broad release of certain insurance coverage for present and future claims, and the resolution of WMT’s dispute with the remaining carriers;

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
For more information regarding these and other uncertainties and factors that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements or otherwise could materially adversely affect our business, financial condition, or operating results, see “Part I. Item 1A. Risk Factors” of our most recent Annual Report on Form 10-K and “Part II. Item 1A. Risk Factors” of this report. The risks and uncertainties described above and in “Part I. Item 1A. Risk Factors” of our most recent Annual Report on Form 10-K and “Part II. Item 1A. Risk Factors” of this report are not exclusive and further information concerning us and our business, including factors that potentially could materially affect our financial results or condition, may emerge from time to time. We assume no obligation to update, amend, or clarify forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. We advise you, however, to consult any further disclosures we make on related subjects in our future Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K we file with or furnish to the SEC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited).
Wright Medical Group N.V. Condensed Consolidated Balance Sheets (In thousands, except share data) (unaudited)

	April 1, 2018	December 31, 2017
Assets:
Current assets:
Cash and cash equivalents	$138,051	$167,740
Accounts receivable, net	130,597	130,610
Inventories	174,381	168,144
Prepaid expenses	13,885	13,555
Other current assets	67,812	86,845
Total current assets	524,726	566,894

Property, plant and equipment, net	212,331	212,379
Goodwill	942,579	933,662
Intangible assets, net	227,278	231,001
Deferred income taxes	955	937
Other assets	168,672	183,851
Total assets	$2,076,541	$2,128,724
Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$43,334	$41,831
Accrued expenses and other current liabilities	267,351	314,558
Current portion of long-term obligations	59,340	58,906
Total current liabilities	370,025	415,295

Long-term debt and capital lease obligations	851,522	836,208
Deferred income taxes	15,367	15,780
Other liabilities	256,452	272,745
Total liabilities	1,493,366	1,540,028
Commitments and contingencies (Note 13)
Shareholders’ equity:
Ordinary shares, €0.03 par value, authorized: 320,000,000 shares; issued and outstanding: 105,949,645 shares at April 1, 2018 and 105,807,424 shares at December 31, 2017	3,901	3,896
Additional paid-in capital	1,978,877	1,971,347
Accumulated other comprehensive income	34,748	22,290
Accumulated deficit	(1,434,351)	(1,408,837)
Total shareholders’ equity	583,175	588,696
Total liabilities and shareholders’ equity	$2,076,541	$2,128,724
The accompanying notes are an integral part of these condensed consolidated financial statements.

Wright Medical Group N.V. Condensed Consolidated Statements of Operations (In thousands, except per share data) (unaudited)

	Three months ended
	April 1, 2018	March 26, 2017
Net sales	$198,537	$177,191
Cost of sales [1]	41,139	37,126
Gross profit	157,398	140,065
Operating expenses:
Selling, general and administrative [1]	137,248	129,834
Research and development [1]	13,899	12,432
Amortization of intangible assets	7,141	7,397
Total operating expenses	158,288	149,663
Operating loss	(890)	(9,598)
Interest expense, net	19,812	18,195
Other (income) expense, net	(1,000)	7,975
Loss from continuing operations before income taxes	(19,702)	(35,768)
Provision for income taxes	205	939
Net loss from continuing operations	(19,907)	(36,707)
Loss from discontinued operations, net of tax	(5,607)	(21,992)
Net loss	$(25,514)	$(58,699)

Net loss from continuing operations per share-basic and diluted (Note 12):	$(0.19)	$(0.35)
Net loss from discontinued operations per share-basic and diluted (Note 12):	$(0.05)	$(0.21)
Net loss per share-basic and diluted (Note 12):	$(0.24)	$(0.57)

Weighted-average number of ordinary shares outstanding-basic and diluted:	105,904	103,663
___________________________

[1]	These line items include the following amounts of non-cash, share-based compensation expense for the periods indicated:

	Three months ended
	April 1, 2018	March 26, 2017
Cost of sales	$165	$119
Selling, general and administrative	4,522	3,656
Research and development	331	179
The accompanying notes are an integral part of these condensed consolidated financial statements.

Wright Medical Group N.V.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(unaudited)

	Three months ended
	April 1, 2018	March 26, 2017
Net loss	$(25,514)	$(58,699)

Other comprehensive income:
Changes in foreign currency translation	12,458	8,445
Other comprehensive income	12,458	8,445

Comprehensive loss	$(13,056)	$(50,254)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Wright Medical Group N.V. Condensed Consolidated Statements of Cash Flows (In thousands) (unaudited)

	Three months ended
	April 1, 2018	March 26, 2017
Operating activities:
Net loss	$(25,514)	$(58,699)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	14,499	13,446
Share-based compensation expense	5,018	3,954
Amortization of intangible assets	7,141	7,397
Amortization of deferred financing costs and debt discount	13,302	12,184
Deferred income taxes	(780)	—
Provision for excess and obsolete inventory	5,020	3,650
Non-cash adjustment to derivative fair values	1,694	365
Mark-to-market adjustment for CVRs (Note 6)	(3,924)	6,160
Other	215	651
Changes in assets and liabilities:
Accounts receivable	565	12,584
Inventories	(10,403)	(7,281)
Prepaid expenses and other current assets	22,034	4,579
Accounts payable	975	2,636
Accrued expenses and other liabilities	(20,478)	(26,497)
Metal-on-metal product liabilities (Note 13)	(28,172)	10,393
Net cash used in operating activities	(18,808)	(14,478)
Investing activities:
Capital expenditures	(11,886)	(12,149)
Purchase of intangible assets	(553)	(875)
Net cash used in investing activities	(12,439)	(13,024)
Financing activities:
Issuance of ordinary shares	2,639	14,648
Proceeds from debt	2,042	—
Payments of debt	(1,266)	(12,792)
Payment of contingent consideration	(919)	(987)
Payments of capital lease obligations	(1,388)	(482)
Net cash provided by financing activities	1,108	387
Effect of exchange rates on cash and cash equivalents	450	832
Net decrease in cash and cash equivalents	(29,689)	(26,283)
Cash and cash equivalents, beginning of period	167,740	412,265
Cash and cash equivalents, end of period	$138,051	$385,982
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
The condensed consolidated financial statements and accompanying notes present our consolidated results for each of the three months ended April 1, 2018 and March 26, 2017. The three months ended April 1, 2018 and March 26, 2017 each consisted of thirteen weeks.
All amounts are presented in U.S. dollars ($), except where expressly stated as being in other currencies, e.g., Euros (€).
References in these notes to the condensed consolidated financial statements to "we," "our" and "us" refer to Wright Medical Group N.V. and its subsidiaries after the merger with Tornier N.V. (legacy Tornier) (Wright/Tornier merger) and Wright Medical Group, Inc. (WMG or legacy Wright) and its subsidiaries before the Wright/Tornier merger.
2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation. The unaudited condensed consolidated interim financial statements of Wright Medical Group N.V. have been prepared in accordance with U.S. generally accepted accounting principles (US GAAP) for interim financial statements and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to these rules and regulations. Accordingly, these unaudited condensed consolidated interim financial statements should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the U.S. Securities and Exchange Commission (SEC) on February 27, 2018.
In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments necessary for a fair presentation of our interim financial results. All such adjustments are of a normal and recurring nature. The results of operations for any interim period are not indicative of results for the full fiscal year. The accompanying unaudited condensed consolidated interim financial statements include our accounts and those of our controlled subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the dates of the financial statements and the amounts of revenues and expenses during the reporting periods. Actual amounts realized or paid could differ from those estimates.
Revenue recognition. Our revenues are primarily generated through two types of customers, hospitals and surgery centers and stocking distributors, with the majority of our revenue derived from sales to hospitals and surgery centers. Our products are sold through a network of employee and independent sales representatives in the United States and by a combination of employee sales representatives, independent sales representatives, and stocking distributors outside the United States. We record revenues from sales to hospitals and surgery centers upon transfer of control of promised products in an amount that reflects the consideration we expect to receive in exchange for those products, which is generally when the product is surgically implanted in a patient.
We record revenues from sales to our stocking distributors at a point in time upon transfer of control of promised products to the distributor. Our stocking distributors, who sell the products to their customers, take control of the products and assume all risks

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

of ownership upon transfer. Our stocking distributors are obligated to pay us within specified terms regardless of when, if ever, they sell the products. In general, our stocking distributors do not have any rights of return or exchange; however, in limited situations, we have repurchase agreements with certain stocking distributors. Those certain agreements require us to repurchase a specified percentage of the inventory purchased by the distributor within a specified period of time prior to the expiration of the contract. During those specified periods, we defer the applicable percentage of the sales. An insignificant amount of sales related to these types of agreements were deferred and not yet recognized as revenue as of April 1, 2018 and December 31, 2017.
We must make estimates of potential future product returns related to current period product sales. We base our estimate for sales returns on historical sales and product return information, including historical experience and trend information. Our reserve for sales returns has historically been immaterial. We incur shipping and handling costs associated with the shipment of goods to customers, independent distributors, and our subsidiaries. Amounts billed to customers for shipping and handling of products are included in net sales. Costs incurred related to shipping and handling of products to customers are included in selling, general and administrative expenses. We also record depreciation on instruments within selling, general and administrative expense as these costs are considered to be similar to shipping and handling costs, necessary to deliver the implant products to the end customer.
Discontinued Operations. On October 21, 2016, pursuant to a binding offer letter dated as of July 8, 2016, Tornier France SAS (Tornier France) and certain other entities related to us and Corin Orthopaedics Holdings Limited (Corin) entered into a business sale agreement and simultaneously completed and closed the sale of our former Large Joints business. Pursuant to the terms of the agreement, we sold substantially all of our assets related to our Large Joints business to Corin for approximately €29.7 million in cash, less approximately €11.1 million for net working capital adjustments. Upon closing, the parties also executed a transitional services agreement and supply agreement, among other ancillary agreements required to implement the transaction. These agreements were on arm’s length terms and were not material to our consolidated financial statements.
On January 9, 2014, pursuant to an Asset Purchase Agreement, dated as of June 18, 2013 (the MicroPort Agreement), by and among us and MicroPort Scientific Corporation (MicroPort), we completed the divesture and sale of our business operations operating under our prior OrthoRecon operating segment (the OrthoRecon Business) to MicroPort.
All historical operating results for the Large Joints and OrthoRecon businesses are reflected within discontinued operations in the condensed consolidated financial statements. See Note 4 for further discussion of discontinued operations. Other than Note 4, unless otherwise stated, all discussion of assets and liabilities in these Notes to the condensed consolidated financial statements reflects the assets and liabilities held and used in our continuing operations, and all discussion of revenues and expenses reflects those associated with our continuing operations.
Recent Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, and has subsequently issued several supplemental and/or clarifying ASUs (collectively ASC 606). Accounting Standards Codification (ASC) 606 prescribes a single common revenue standard that replaces most existing US GAAP revenue recognition guidance. ASC 606 outlines a five-step model, under which we will recognize revenue as performance obligations within a customer contract are satisfied. ASC 606 is intended to provide more consistent interpretation and application of the principles outlined in the standard across filers in multiple industries and within the same industries compared to current practices, which should improve comparability. We adopted ASC 606 during the quarter ended April 1, 2018. Revenue is recognized at a point in time, generally upon surgical implantation or shipment of products to distributors. Therefore, adoption of ASC 606 did not have a material effect on our consolidated financial statements except for the additional disclosures included within Note 14.
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
On January 26, 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. Under the new guidance, if a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. The guidance in the ASU is effective for our interim and annual goodwill impairment tests beginning in 2020 with early adoption permitted. We are in the initial phases of our adoption plans; and, accordingly, we are unable to estimate any effect this may have on our consolidated financial statements.

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

3. Acquisitions
IMASCAP
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
During the quarter ended April 1, 2018, there were no changes to the opening balance sheet.

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

4. Discontinued Operations
For the three months ended April 1, 2018 and March 26, 2017, our loss from discontinued operations, net of tax, totaled $5.6 million and $22.0 million, respectively. Our loss from discontinued operations was attributable primarily to expenses associated with legacy Wright's former OrthoRecon business and, to a lesser degree, the former Large Joints business.
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
For the three months ended April 1, 2018 and March 26, 2017, our loss from discontinued operations for the Large Joints business, net of tax, totaled $0.2 million and $1.0 million, respectively, and are primarily attributable to costs associated with transition services. The basic and diluted weighted-average number of ordinary shares outstanding was 105.9 million and 103.7 million for the three months ended April 1, 2018 and March 26, 2017, respectively. The basic and diluted net loss from discontinued operations per share for the Large Joints business was $0.00 and $0.01 for the three months ended April 1, 2018 and March 26, 2017, respectively.
Cash used in operating activities from the Large Joints business totaled $0.5 million and $1.1 million for the three months ended April 1, 2018 and March 26, 2017, respectively.
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
All current and historical operating results for the OrthoRecon business are reflected within discontinued operations in the condensed consolidated financial statements. The following table summarizes the results of discontinued operations for the OrthoRecon business (in thousands, except per share data):

	Three months ended
	April 1, 2018	March 26, 2017
Net sales	$—	$—
Selling, general and administrative	5,437	21,013
Loss from discontinued operations before income taxes	(5,437)	(21,013)
Provision for income taxes	—	—
Total loss from discontinued operations, net of tax	$(5,437)	$(21,013)

Net loss from discontinued operations per share-basic and diluted (Note 12)	$(0.05)	$(0.20)

Weighted-average number of ordinary shares outstanding-basic and diluted (Note 12)	105,904	103,663
We will incur continuing cash outflows associated with legal defense costs and the ultimate resolution of these contingent liabilities, net of insurance proceeds, until these liabilities are resolved. Cash used in operating activities by the OrthoRecon business totaled $24.0 million and $10.5 million for the three months ended April 1, 2018 and March 26, 2017, respectively.

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

5. Inventories
Inventories consist of the following (in thousands):

	April 1, 2018	December 31, 2017
Raw materials	$8,114	$10,816
Work-in-process	29,128	28,581
Finished goods	137,139	128,747
	$174,381	$168,144
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
FASB ASC Section 820, Fair Value Measurement requires fair value measurements be classified and disclosed in one of the following three categories:

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
The following table summarizes the fair value and the presentation in our condensed consolidated balance sheets (in thousands) of the 2021 Notes Hedges and 2021 Notes Conversion Derivative:

	Location on condensed consolidated balance sheet	April 1, 2018	December 31, 2017
2021 Notes Hedges	Other assets	$115,369	$127,063
2021 Notes Conversion Derivative	Other liabilities	$115,427	$126,148
In the first quarter of 2017, the closing price of our ordinary shares was greater than 130% of the 2021 Notes conversion price for 20 or more of the 30 consecutive trading days preceding the quarter-end; and, therefore, the holders of the 2021 Notes had the ability to convert the notes during the succeeding quarterly period. Due to the ability of the holders of the 2021 Notes to convert the notes during this period, the carrying value of the 2021 Notes and the fair value of the 2021 Notes Conversion Derivative were classified as current liabilities, and the fair value of the 2021 Notes Hedges were classified as current assets as of March 26, 2017. There were no conversions during the second quarter of 2017. The closing price of our ordinary shares was less than 130% of the 2021 Notes conversion price for more than 20 of the 30 consecutive trading days preceding the calendar quarters ended June

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

30, 2017, September 30, 2017, December 31, 2017 and April 1, 2018, which resulted in the 2021 Notes no longer being convertible. As such, the 2021 Notes, 2021 Notes Conversion Derivative and 2021 Notes Hedges were classified as long-term as of April 1, 2018 and December 31, 2017.
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
Neither the 2021 Notes Conversion Derivative nor the 2021 Notes Hedges qualify for hedge accounting; thus, any change in the fair value of the derivatives is recognized immediately in our condensed consolidated statements of operations. The following table summarizes the net gain (loss) on changes in fair value (in thousands) related to the 2021 Notes Hedges and 2021 Notes Conversion Derivative:

	Three months ended
	April 1, 2018	March 26, 2017
2021 Notes Hedges	$(11,694)	$101,213
2021 Notes Conversion Derivative	10,721	(101,834)
Net loss on changes in fair value	$(973)	$(621)
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
The following table summarizes the fair value and the presentation in our condensed consolidated balance sheets (in thousands) of the 2020 Notes Hedges and 2020 Notes Conversion Derivative:

	Location on condensed consolidated balance sheet	April 1, 2018	December 31, 2017
2020 Notes Hedges	Other assets	$41,933	$45,033
2020 Notes Conversion Derivative	Other liabilities	$41,753	$44,132
The 2020 Notes Hedges and the 2020 Notes Conversion Derivative are measured at fair value using Level 3 inputs. These instruments are not actively traded and are valued using an option pricing model that uses observable and unobservable market data for inputs.

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Neither the 2020 Notes Conversion Derivative nor the 2020 Notes Hedges qualify for hedge accounting; thus, any change in the fair value of the derivatives is recognized immediately in our condensed consolidated statements of operations. The following table summarizes the net (loss) gain on changes in fair value (in thousands) related to the 2020 Notes Hedges and 2020 Notes Conversion Derivative:

	Three months ended
	April 1, 2018	March 26, 2017
2020 Notes Hedges	$(3,100)	$72,979
2020 Notes Conversion Derivative	2,379	(72,312)
Net (loss) gain on changes in fair value	$(721)	$667
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
Neither the 2017 Notes Conversion Derivative nor the 2017 Notes Hedges qualified for hedge accounting; thus, any change in the fair value of the derivatives was recognized immediately in our condensed consolidated statements of operations. The following table summarizes the net loss on changes in fair value (in thousands) related to the 2017 Notes Conversion Derivative:

	Three months ended
	April 1, 2018	March 26, 2017
2017 Notes Conversion Derivative	$—	$(411)
Net loss on changes in fair value	$—	$(411)
To determine the fair value of the embedded conversion option in the 2020 and 2021 Notes Conversion Derivatives, a trinomial lattice model was used. A trinomial stock price lattice generates three possible outcomes of stock price - one up, one down, and

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

one stable. This lattice generates a distribution of stock prices at the maturity date and throughout the life of the 2020 and 2021 Notes. Using this stock price lattice, a convertible note lattice was created where the value of the embedded conversion option was estimated by comparing the value produced in a convertible note lattice with the option to convert against the value without the ability to convert. In each case, the convertible note lattice first calculates the possible convertible note values at the maturity date, using the distribution of stock prices, which equals to the maximum of (x) the remaining bond cash flows and (y) stock price times the conversion price. The values of the 2020 and 2021 Notes Conversion Derivatives at the valuation date were estimated using the values at the maturity date and moving back in time on the lattices (both for the lattice with the conversion option and without the conversion option). Specifically, at each node, if the 2020 or 2021 Notes are eligible for early conversion, the value at this node is the maximum of (i) converting to stock, which is the stock price times the conversion price, and (ii) holding onto the 2020 and 2021 Notes, which is the discounted and probability-weighted value from the three possible outcomes at the future nodes plus any accrued but unpaid coupons that are not considered at the future nodes. If the 2020 or 2021 Notes are not eligible for early conversion, the value of the conversion option at this node equals to (ii). In the lattice, a credit adjustment was applied to the discount for each cash flow in the model as the embedded conversion option, as well as the coupon and notional payments, is settled with cash instead of shares.
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
The following assumptions were used in the fair market valuations of the 2020 Notes Conversion Derivative, 2020 Notes Hedge, 2021 Notes Conversion Derivative, and 2021 Notes Hedge as of April 1, 2018:

	2020 Notes Conversion Derivative	2020 Notes Hedge	2021 Notes Conversion Derivative	2021 Notes Hedge
Stock Price Volatility (1)	42.29%	42.29%	42.29%	42.29%
Credit Spread for Wright (2)	3.52%	N/A	4.53%	N/A
Credit Spread for Deutsche Bank AG (3)	N/A	1.21%	N/A	N/A
Credit Spread for Wells Fargo Securities, LLC (3)	N/A	0.59%	N/A	N/A
Credit Spread for JPMorgan Chase Bank (3)	N/A	0.52%	N/A	0.52%
Credit Spread for Bank of America (3)	N/A	N/A	N/A	0.55%

(1)	Volatility selected based on historical and implied volatility of ordinary shares of Wright Medical Group N.V.

(2)	Credit spread implied from traded price.

(3)	Credit spread of each bank is estimated using CDS curves. Source: Bloomberg.
Derivatives not Designated as Hedging Instruments
During 2017, we employed a derivative program using foreign currency forward contracts to mitigate the risk of currency fluctuations on our intercompany receivable and payable balances that are denominated in foreign currencies. These forward contracts were expected to offset the transactional gains and losses on the related intercompany balances. These forward contracts were not designated as hedging instruments under FASB ASC Topic 815. Accordingly, the changes in the fair value and the settlement of the contracts were recognized in the period incurred in the accompanying condensed consolidated statements of operations. During the quarter ended April 1, 2018, we discontinued our foreign currency forward contracts derivative program. At April 1, 2018 and December 31, 2017, we had no foreign currency contracts outstanding.
As a result of the acquired sales and distribution business of Surgical Specialties Australia Pty. Ltd in 2015, we have recorded the estimated fair value of future contingent consideration of approximately $0 million and $0.9 million as of April 1, 2018 and December 31, 2017, respectively.
The fair value of the contingent consideration as of April 1, 2018 and December 31, 2017 was determined using a discounted cash flow model and probability adjusted estimates of the future earnings and is classified in Level 3. Changes in the fair value of contingent consideration are recorded in “Other (income) expense, net” in our condensed consolidated statements of operations.
On March 1, 2013, as part of our acquisition of BioMimetic Therapeutics, Inc. (BioMimetic), we issued Contingent Value Rights (CVRs) as part of the merger consideration. Each CVR entitles its holder to receive additional cash payments of up to $6.50 per

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

share, which are payable upon receipt of FDA approval of AUGMENT® Bone Graft and upon achieving certain revenue milestones. On September 1, 2015, AUGMENT® Bone Graft received FDA approval and the first of the milestone payments associated with the CVRs was paid out at $3.50 per share, which totaled $98.1 million. The fair value of the CVRs outstanding at April 1, 2018 and December 31, 2017 was $38.4 million and $42.3 million, respectively, and was determined using the closing price of the security in the active market (Level 1). For the three months ended April 1, 2018 and March 26, 2017, the change in the fair value of the CVRs resulted in income of $3.9 million and expense of $6.2 million, respectively. The income or expense related to the change in the value of the CVRs is recorded in “Other (income) expense, net” in our condensed consolidated statements of operations. If, prior to March 1, 2019, sales of AUGMENT® Bone Graft reach $40 million over 12 consecutive months, cash payment would be required at $1.50 per share, or $42 million. Further, if, prior to March 1, 2019, sales of AUGMENT® Bone Graft reach $70 million over 12 consecutive months, an additional cash payment would be required at $1.50 per share, or $42 million. As of April 1, 2018, we have reflected the $38.4 million balance related to CVR liability within "Accrued expenses and other current liabilities."
The carrying value of cash and cash equivalents, accounts receivable, and accounts payable approximates the fair value of these financial instruments at April 1, 2018 and December 31, 2017 due to their short maturities and variable rates.
The following tables summarize the valuation of our financial instruments (in thousands):

	Total	Quoted prices in active markets (Level 1)	Prices with other observable inputs (Level 2)	Prices with unobservable inputs (Level 3)
At April 1, 2018
Assets
Cash and cash equivalents	$138,051	$138,051	$—	$—
2020 Notes Hedges	41,933	—	—	41,933
2021 Notes Hedges	115,369	—	—	115,369
Total	$295,353	$138,051	$—	$157,302

Liabilities
2020 Notes Conversion Derivative	$41,753	$—	$—	$41,753
2021 Notes Conversion Derivative	115,427	—	—	115,427
Contingent consideration	19,189	—	—	19,189
Contingent consideration (CVRs)	38,400	38,400	—	—
Total	$214,769	$38,400	$—	$176,369

	Total	Quoted prices in active markets (Level 1)	Prices with other observable inputs (Level 2)	Prices with unobservable inputs (Level 3)
At December 31, 2017
Assets
Cash and cash equivalents	$167,740	$167,740	$—	$—
2020 Notes Hedges	45,033	—	—	45,033
2021 Notes Hedges	127,063	—	—	127,063
Total	$339,836	$167,740	$—	$172,096

Liabilities
2020 Notes Conversion Derivative	$44,132	$—	$—	$44,132
2021 Notes Conversion Derivative	126,148	—	—	126,148
Contingent consideration	19,188	—	—	19,188
Contingent consideration (CVRs)	42,325	42,325	—	—
Total	$231,793	$42,325	$—	$189,468

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The following is a roll forward of our assets and liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) (in thousands):

	Balance at December 31, 2017	Additions	Transfers into Level 3	Gain/(loss) included in earnings	Settlements	Currency	Balance at April 1, 2018

2020 Notes Hedges	$45,033	—	—	(3,100)	—	—	$41,933
2020 Notes Conversion Derivative	$(44,132)	—	—	2,379	—	—	$(41,753)
2021 Notes Hedges	$127,063	—	—	(11,694)	—	—	$115,369
2021 Notes Conversion Derivative	$(126,148)	—	—	10,721	—	—	$(115,427)
Contingent consideration	$(19,188)	—	—	(414)	919	(506)	$(19,189)
7. Property, Plant and Equipment
Property, plant and equipment, net consists of the following (in thousands):

	April 1, 2018	December 31, 2017
Property, plant and equipment, at cost	$471,773	$448,921
Less: Accumulated depreciation	(259,442)	(236,542)
	$212,331	$212,379
8. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill occurring during the three months ended April 1, 2018 are as follows (in thousands):

	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Total
Goodwill at December 31, 2017	$218,525	$630,650	$84,487	$933,662
Foreign currency translation	—	3,275	5,642	8,917
Goodwill at April 1, 2018	$218,525	$633,925	$90,129	$942,579
Goodwill is recognized for the excess of the purchase price over the fair value of net assets of businesses acquired. Goodwill is required to be tested for impairment at least annually. Unless circumstances otherwise dictate, the annual impairment test is performed in the fourth quarter annually.
Following the December 2017 IMASCAP acquisition, foreign currency translation will be reported within the U.S. Upper Extremities segment. While the IMASCAP offices are located in France and the majority of their operations have a functional currency of the Euro, the results of the IMASCAP business are managed by U.S. Upper Extremities segment.

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The components of our identifiable intangible assets, net, are as follows (in thousands):

	April 1, 2018		December 31, 2017
	Cost	Accumulated amortization	Cost	Accumulated amortization
Indefinite life intangibles:
In-process research and development (IPRD) technology	$6,597		$6,422

Finite life intangibles:
Distribution channels	900	$705	900	$640
Completed technology	152,205	45,194	149,645	40,810
Licenses	5,122	1,448	5,268	1,530
Customer relationships	131,111	25,368	129,693	23,268
Trademarks	14,482	11,352	14,368	10,487
Non-compete agreements	3,386	2,325	3,964	2,603
Other	558	691	569	490
Total finite life intangibles	307,764	$87,083	304,407	$79,828

Total intangibles	314,361		310,829
Less: Accumulated amortization	(87,083)		(79,828)
Intangible assets, net	$227,278		$231,001
Based on the total finite life intangible assets held at April 1, 2018, we expect amortization expense of approximately $25.3 million in 2018, $23.3 million in 2019, $22.6 million in 2020, $22.5 million in 2021, and $22.4 million in 2022.
9. Debt and Capital Lease Obligations
Debt and capital lease obligations consist of the following (in thousands):

	April 1, 2018	December 31, 2017
Capital lease obligations	$22,077	$20,401

2021 Notes	305,160	300,051
2020 Notes	521,095	513,014
Asset-based line of credit	53,012	53,645
Other debt	9,518	8,003
	910,862	895,114
Less: Current portion	(59,340)	(58,906)
	$851,522	$836,208
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
In the first quarter of 2017, the closing price of our ordinary shares was greater than 130% of the 2021 Notes conversion price for 20 or more of the 30 consecutive trading days preceding the quarter-end; and, therefore, the holders of the 2021 Notes had the ability to convert the notes during the succeeding quarterly period. Due to the ability of the holders of the 2021 Notes to convert the notes during this period, the carrying value of the 2021 Notes and the fair value of the 2021 Notes Conversion Derivative were classified as current liabilities, and the fair value of the 2021 Notes Hedges were classified as current assets as of March 26, 2017. There were no conversions during the second quarter of 2017. The closing price of our ordinary shares was less than 130% of the 2021 Notes conversion price for more than 20 of the 30 consecutive trading days preceding the calendar quarters ended June 30, 2017, September 30, 2017, December 31, 2017 and April 1, 2018, which resulted in the 2021 Notes no longer being convertible. As such, the 2021 Notes, 2021 Notes Conversion Derivative and 2021 Notes Hedges were classified as long-term as of April 1, 2018 and December 31, 2017.
The 2021 Notes Conversion Derivative requires bifurcation from the 2021 Notes in accordance with ASC Topic 815, Derivatives and Hedging, and is accounted for as a derivative liability. See Note 6 for additional information regarding the 2021 Notes Conversion Derivative. The fair value of the 2021 Notes Conversion Derivative at the time of issuance of the 2021 Notes was $117.2 million and was recorded as original debt discount for purposes of accounting for the debt component of the 2021 Notes. This discount is amortized as interest expense using the effective interest method over the term of the 2021 Notes. For the three months ended April 1, 2018 and March 26, 2017, we recorded $4.8 million and $4.4 million of interest expense, respectively, related to the amortization of the debt discount based upon an effective rate of 9.72%.
The components of the 2021 Notes were as follows (in thousands):

	April 1, 2018	December 31, 2017
Principal amount of 2021 Notes	$395,000	$395,000
Unamortized debt discount	(84,523)	(89,332)
Unamortized debt issuance costs	(5,317)	(5,617)
Net carrying amount of 2021 Notes	$305,160	$300,051
The estimated fair value of the 2021 Notes was approximately $448.9 million at April 1, 2018, based on a quoted price in an active market (Level 1).
We entered into 2021 Notes Hedges in connection with the issuance of the 2021 Notes with two counterparties. The 2021 Notes Hedges, which are cash-settled, are generally intended to reduce our exposure to potential cash payments that we would be required

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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
The 2020 Notes Conversion Derivative requires bifurcation from the 2020 Notes in accordance with ASC Topic 815, Derivatives and Hedging, and is accounted for as a derivative liability. See Note 6 of the condensed consolidated financial statements for additional information regarding the 2020 Notes Conversion Derivative. The fair value of the 2020 Notes Conversion Derivative at the time of issuance of the 2020 Notes was $149.8 million and was recorded as original debt discount for purposes of accounting for the debt component of the 2020 Notes. This discount is amortized as interest expense using the effective interest method over the term of the 2020 Notes. For the three months ended April 1, 2018 and March 26, 2017, we recorded $7.2 million and $6.6 million of interest expense, respectively, related to the amortization of the debt discount based upon an effective rate of 8.54%.
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
The components of the 2020 Notes were as follows (in thousands):

	April 1, 2018	December 31, 2017
Principal amount of 2020 Notes	$587,500	$587,500
Unamortized debt discount	(59,213)	(66,418)
Unamortized debt issuance costs	(7,192)	(8,068)
Net carrying amount of 2020 Notes	$521,095	$513,014
The estimated fair value of the 2020 Notes was approximately $587.4 million at April 1, 2018, based on a quoted price in an active market (Level 1).

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

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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
The 2017 Notes Conversion Derivative required bifurcation from the 2017 Notes in accordance with ASC Topic 815, Derivatives and Hedging, and was accounted for as a derivative liability. See Note 6 of the condensed consolidated financial statements for additional information regarding the 2017 Notes Conversion Derivative. The fair value of the 2017 Notes Conversion Derivative at the time of issuance of the 2017 Notes was $48.1 million and was recorded as original debt discount for purposes of accounting for the debt component of the 2017 Notes. This discount is amortized as interest expense using the effective interest method over the term of the 2017 Notes. For the three months ended March 26, 2017, we recorded $0.5 million of interest expense related to the amortization of the debt discount based upon an effective rate of 6.47%.
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
ABL Facility
On December 23, 2016, we, together with WMG and certain of our other wholly-owned U.S. subsidiaries (collectively, Borrowers), entered into a Credit, Security and Guaranty Agreement (ABL Credit Agreement) with Midcap Financial Trust, as administrative agent (Agent) and a lender and the additional lenders from time to time party thereto. The ABL Credit Agreement provides for a $150.0 million senior secured asset-based line of credit, subject to the satisfaction of a borrowing base requirement (ABL Facility). The ABL Facility may be increased by up to $100.0 million upon the Borrowers’ request, subject to the consent of the Agent and each of the other lenders providing such increase. All borrowings under the ABL Facility are subject to the satisfaction of customary conditions, including the absence of default, the accuracy of representations and warranties in all material respects and the delivery of an updated borrowing base certificate. As of April 1, 2018 and December 31, 2017, we had $53.0 million and $53.6 million respectively, in borrowings outstanding under the ABL Facility. We have reflected this debt as a current liability on our condensed consolidated balance sheet as of April 1, 2018 and December 31, 2017, as required by US GAAP due to the weekly lockbox repayment/re-borrowing arrangement underlying the agreement, as well as the ability for the lenders to accelerate the repayment of the debt under certain circumstances as described below. As of April 1, 2018 and December 31, 2017, we had $2.1 million and $2.2 million, respectively, of unamortized debt issuance costs related to the ABL Facility. These amounts are included within

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

"Other assets" on our condensed consolidated balance sheets and will be amortized over the five-year term of the ABL Facility as described below.
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
On May 7, 2018, we amended and restated the ABL Credit Agreement to add a $40.0 million term loan facility (Term Loan Facility). The initial $20.0 million term loan tranche was funded at closing. The Company may at any time borrow the second $20.0 million term loan tranche, but will be required to do so no later than May 7, 2019 unless it meets certain adjusted EBITDA targets; in which case, the Company will be permitted to extend the borrowing requirement for up to an additional 2 years. All borrowings under the Term Loan Facility are subject to the satisfaction of customary conditions, including the absence of default and the accuracy of representations and warranties in all material respects.
The interest rate applicable to borrowings under the Term Loan Facility will be equal to one-month LIBOR plus 7.85%, subject to a 1.00% LIBOR floor. Amortization payments under the Term Loan Facility are due in equal monthly installments beginning on May 1, 2019 unless the Company meets certain adjusted EBITDA targets; in which case, the amortization payments would not commence until May 1, 2021. In addition to paying interest on the outstanding loans under the Term Loan Facility, the Borrowers will also be required to pay certain other customary fees related to Agent’s administration of the Term Loan Facility.
The Term Loan Facility requires mandatory prepayments, subject to the right of reinvestment and certain other exceptions, in amounts equal to 100% of the net cash proceeds from certain asset sales and casualty and condemnation events in excess of $10 million in any fiscal year. Any voluntary or mandatory prepayment under the Term Loan Facility, subject to certain exceptions, is subject to a 1.00% prepayment premium. The advances under the Term Loan Facility will be due and payable in full at the same time as the outstanding loans under the ABL Facility.
All of the obligations under the Term Loan Facility and the ABL Facility are guaranteed jointly and severally by the Company and each of the Borrowers and are secured by a senior first priority security interest in substantially all existing and after-acquired

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

assets of the Company and each Borrower on the terms set forth in the Credit Agreement.
In addition to financial and liquidity covenants consistent with those in the ABL Credit Agreement, while the Term Loan Facility is outstanding, the Company is required to maintain a minimum adjusted EBITDA, as described in the Credit Agreement. The Credit Agreement will not affect the Company’s ability to meet its existing contractual obligations, including payments under the Borrower Representative’s contingent value rights agreement, except in circumstances where an event of default (subject to certain exceptions) has occurred and is continuing.
The Credit Agreement also contains negative covenants, representations and warranties, affirmative covenants and events of default, in each case subject to grace periods, thresholds and materiality qualifiers consistent with the ABL Credit Agreement.
Other Debt
Other debt primarily includes mortgages, shareholder debt and loans acquired as a result of the IMASCAP acquisition. We have mortgages that had an outstanding balance of $0.9 million and $1.0 million at April 1, 2018 and December 31, 2017, respectively. These mortgages are secured by an office building in Montbonnot, France and bear fixed annual interest rates of 2.55%-4.9%. As a result of the IMASCAP acquisition, we have two zero interest loans with a state investment company that had an outstanding balance of $1.2 million at April 1, 2018 and December 31, 2017. We also had shareholder debt outstanding of $1.6 million as of April 1, 2018 and December 31, 2017. The remainder of other debt totaled approximately $5.8 million and $4.2 million as of April 1, 2018 and December 31, 2017, respectively.
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
For the three months ended April 1, 2018 and March 26, 2017, OCI was comprised solely of foreign currency translation adjustments.
Changes in AOCI for the three months ended April 1, 2018 and March 26, 2017 were as follows (in thousands):

Three months ended April 1, 2018
Currency translation adjustment
Balance at December 31, 2017	$22,290
Other comprehensive income	12,458
Balance at April 1, 2018	$34,748

Three months ended March 26, 2017
Currency translation adjustment
Balance at December 25, 2016	$(19,461)
Other comprehensive income	8,445
Balance at March 26, 2017	$(11,016)

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

11. Changes in Shareholders' Equity
The following table provides an analysis of changes in each balance sheet caption of shareholders’ equity for the three months ended April 1, 2018 and March 26, 2017 (in thousands, except share data):

	Three months ended April 1, 2018
	Ordinary shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholders' equity
	Number of shares	Amount
Balance at December 31, 2017	105,807,424	$3,896	$1,971,347	$(1,408,837)	$22,290	$588,696
2018 Activity:
Net loss	—	—	—	(25,514)	—	(25,514)
Foreign currency translation	—	—	—	—	12,458	12,458
Issuances of ordinary shares	141,566	5	2,634	—	—	2,639
Vesting of restricted stock units	655	—	—	—	—	—
Share-based compensation	—	—	4,896	—	—	4,896
Balance at April 1, 2018	105,949,645	$3,901	$1,978,877	$(1,434,351)	$34,748	$583,175

	Three months ended March 26, 2017
	Ordinary shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholders' equity
	Number of shares	Amount
Balance at December 25, 2016	103,400,995	$3,815	$1,908,749	$(1,206,239)	$(19,461)	$686,864
2017 Activity:
Net loss	—	—	—	(58,699)	—	(58,699)
Foreign currency translation	—	—	—	—	8,445	8,445
Issuances of ordinary shares	730,984	23	14,625	—	—	14,648
Vesting of restricted stock units	1,165	—	—	—	—	—
Share-based compensation	—	—	3,958	—	—	3,958
Balance at March 26, 2017	104,133,144	$3,838	$1,927,332	$(1,264,938)	$(11,016)	$655,216
12. Capital Stock and Earnings Per Share
We are authorized to issue up to 320 million ordinary shares, each share with a par value of three Euro cents (€0.03). We had 105.9 million and 105.8 million ordinary shares issued and outstanding as of April 1, 2018 and December 31, 2017, respectively.
FASB ASC Topic 260, Earnings Per Share, requires the presentation of basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted-average number of ordinary shares outstanding during the period. Diluted earnings per share is calculated to include any dilutive effect of our ordinary share equivalents. For the three months ended April 1, 2018 and March 26, 2017, our ordinary share equivalents consisted of stock options, restricted stock units, performance share units, and warrants. The dilutive effect of the stock options, restricted stock units, performance share units, and warrants is calculated using the treasury-stock method.
We had outstanding options to purchase 9.7 million ordinary shares, 1.3 million restricted stock units, and 0.1 million performance stock units, assuming target performance, at April 1, 2018 and outstanding options to purchase 9.6 million ordinary shares and 1.3 million restricted stock units at March 26, 2017. We had outstanding net-share settled warrants on the 2020 Notes of 19.6 million ordinary shares at April 1, 2018 and March 26, 2017. We also had net-share settled warrants on the 2021 Notes of 18.5 million ordinary shares at April 1, 2018 and March 26, 2017.
None of the options, restricted stock units, performance share units, or warrants were included in diluted earnings per share for the three months ended April 1, 2018 or March 26, 2017 because we recorded a net loss for all periods; and therefore, including these instruments would be anti-dilutive.

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The weighted-average number of ordinary shares outstanding for basic and diluted earnings per share purposes is as follows (in thousands):

	Three months ended
	April 1, 2018	March 26, 2017
Weighted-average number of ordinary shares outstanding-basic and diluted	105,904	103,663
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
Patent Litigation
On September 23, 2014, Spineology filed a patent infringement lawsuit, Case No. 0:14-cv-03767, in the U.S. District Court in Minnesota, alleging that our X-REAM® bone reamer infringes U.S. Patent No. RE42,757 entitled “EXPANDABLE REAMER.” In January 2015, on the deadline for service of its complaint, Spineology dismissed its complaint without prejudice and filed a new, identical complaint. We filed an answer to the new complaint with the Court on April 27, 2015. The Court conducted a Markman hearing on March 23, 2016. Mediation was held on August 11, 2016, but no agreement could be reached. The Court issued a Markman decision on August 30, 2016, in which it found all asserted product claims invalid as indefinite under applicable patent laws and construed several additional claim terms. The parties completed fact and expert discovery with respect to the remaining asserted method claims. We filed a motion for summary judgment of non-infringement of the remaining asserted patent claims and motions to exclude testimony from Spineology’s technical and damages experts. Spineology filed a motion for summary judgment of infringement. On July 25, 2017, the Court granted our motion for summary judgment of non-infringement; denied Spineology’s motion for summary judgment of infringement; and denied all remaining motions as moot. The Court also entered judgment in our favor and against Spineology on all issues. Spineology appealed the judgment to the U.S. Court of Appeals for the Federal Circuit and we are awaiting oral argument, which is scheduled for June 4, 2018.
On September 13, 2016, we filed a civil action, Case No. 2:16-cv-02737-JPM, against Spineology in the U.S. District Court for the Western District of Tennessee alleging breach of contract, breach of implied warranty against infringement, and seeking a judicial declaration of indemnification from Spineology for patent infringement claims brought against us stemming from our sale and/or use of certain expandable reamers purchased from Spineology. Spineology filed a motion to dismiss on October 17, 2016, but withdrew the motion on November 28, 2016. On December 7, 2016, Spineology filed an answer to our complaint and counterclaims, including counterclaims relating to a 2004 non-disclosure agreement between Spineology and WMT. On December 28, 2016, we filed a motion to dismiss the counterclaims relating to that 2004 agreement. On January 4, 2017, Spineology filed a

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

motion for summary judgment on certain claims set forth in our complaint. We opposed that motion. On January 27, 2017, we filed a motion for summary judgment on certain issues pertaining to our indemnification claims. Spineology opposed that motion. On July 7, 2017, the Court extended the deadlines for completing discovery until after it ruled on those pending motions. On August 29, 2017, the Court ruled on the motions to dismiss and for summary judgment. In view of that decision, on September 22, 2017, the parties stipulated to, and the Court entered, a judgment that effectively ended the case in a draw. We appealed the judgment as to our claims against Spineology to the U.S. Court of Appeals for the Sixth Circuit and are awaiting oral argument. Spineology did not appeal the District Court’s dismissal of its contract counterclaim.
In August 2016, we received a letter from KFx alleging that a legacy Tornier product (the Piton Suture Anchor) infringes one of KFx’s patents when used in knotless double row tissue fixation techniques. On April 6, 2017, we filed a declaratory judgment action in the United States District Court for the District of Delaware, Case No. 1:17-cv-00384, seeking declaratory judgment of non-infringement and invalidity of United States Patent Nos. 7,585,311; 8,100,942; and 8,109,969. On April 20, 2017, KFx filed an answer and counterclaim alleging we indirectly infringe, and induce infringement of, these patents. On March 13, 2018, we entered into a settlement agreement pursuant to which we paid KFx a one-time lump sum license fee in an immaterial amount in exchange for a fully paid global license to the relevant KFx patents. As a result of the settlement, the Court dismissed the case (including KFx’s counterclaims of patent infringement) with prejudice on March 23, 2018.
Product Liability
We have received claims for personal injury against us associated with fractures of our PROFEMUR® titanium modular neck product (PROFEMUR® Claims). As of April 1, 2018 there were approximately 20 pending U.S. lawsuits and approximately 60 pending non-U.S. lawsuits alleging such claims. The overall fracture rate for the product is low and the fractures appear, at least in part, to relate to patient demographics. Beginning in 2009, we began offering a cobalt-chrome version of our PROFEMUR® modular neck, which has greater strength characteristics than the alternative titanium version. Historically, we have reflected our liability for these claims as part of our standard product liability accruals on a case-by-case basis. However, during the fiscal quarter ended September 30, 2011, as a result of an increase in the number and monetary amount of these claims, management estimated our liability to patients in the United States and Canada who have previously required a revision following a fracture of a PROFEMUR® long titanium modular neck, or who may require a revision in the future. Management has estimated that this aggregate liability is $19.3 million. We have classified $11.8 million of this liability as current in “Accrued expenses and other current liabilities,” as we expect to pay such claims within the next twelve months, and $7.5 million as non-current in “Other liabilities” on our consolidated balance sheet. We expect to pay the majority of these claims within the next three years. Any claims associated with this product outside of the United States and Canada, or for any other products, will be managed as part of our standard product liability accrual methodology on a case-by-case basis.
We have maintained product liability insurance coverage on a claims-made basis. During the fiscal quarter ended March 31, 2013, we received a customary reservation of rights from our primary product liability insurance carrier asserting that present and future claims related to fractures of our PROFEMUR® titanium modular neck hip products and which allege certain types of injury (Titanium Modular Neck Claims) would be covered as a single occurrence under the policy year the first such claim was asserted. The effect of this coverage position would be to place Titanium Modular Neck Claims into a single prior policy year in which applicable claims-made coverage was available, subject to the overall policy limits then in effect. Management agreed with the assertion that the Titanium Modular Neck Claims should be treated as a single occurrence, but notified the carrier that it disputed the carrier's selection of available policy years. During the second quarter of 2013, we received confirmation from the primary carrier confirming their agreement with our policy year determination. Based on our insurer's treatment of Titanium Modular Neck Claims as a single occurrence, we increased our estimate of the total probable insurance recovery related to Titanium Modular Neck Claims by $19.4 million, and recognized such additional recovery as a reduction to our selling, general and administrative expenses for the fiscal quarter ended March 31, 2013, within results of discontinued operations. In the fiscal quarter ended June 30, 2013, we received payment from the primary insurance carrier of $5 million. In the fiscal quarter ended September 30, 2013, we received payment of $10 million from the next insurance carrier in the tower. We requested, but did not receive, payment of the remaining $25 million from the third insurance carrier in the tower for that policy period. The policies with the second and third carrier in this tower are “follow form” policies and management believed the third carrier should follow the coverage position taken by the primary and secondary carriers. On September 29, 2015, that third carrier asserted that the terms and conditions identified in its reservation of rights would preclude coverage for the Titanium Modular Neck Claims. Pursuant to applicable accounting standards, we reduced our insurance receivable balance for this claim to $0, and recorded a $25 million charge within “Net loss from discontinued operations” during the fiscal year ended December 27, 2015. We strongly disputed the carrier's position and, in accordance with the dispute resolution provisions of the policy, initiated an arbitration proceeding in London, England seeking payment of these funds. The arbitration proceeding was completed on February 15, 2018 and, on April 11, 2018, the arbitration tribunal issued its ruling. Thereafter, we and the insurance carrier agreed to resolve the entire matter in exchange for a

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

single lump sum payment by the carrier to us in the amount of $30.75 million, representing the full policy limits of $25 million plus an additional $5.75 million for costs and interest. We received payment of this sum from the carrier on May 8, 2018. This insurance recovery will be reflected within our results of discontinued operations for the quarter ended July 1, 2018.
We are aware that MicroPort has recalled certain sizes of its cobalt chrome modular neck products as a result of alleged fractures. As of April 1, 2018, there were five pending U.S. lawsuits and seven pending non-U.S. lawsuits against us alleging personal injury resulting from the fracture of a cobalt chrome modular neck. These claims will be managed as part of our standard product liability accrual methodology on a case-by-case basis.
Claims for personal injury have also been made against us associated with our metal-on-metal hip products (primarily our CONSERVE® product line). The pre-trial management of certain of these claims was consolidated in the federal court system, in the United States District Court for the Northern District of Georgia under the MDL and certain other claims by the JCCP in state court in Los Angeles County, California (collectively the Consolidated Metal-on-Metal Claims). Pursuant to previously disclosed settlement agreements with the Court-appointed attorneys representing plaintiffs in the MDL and JCCP described below, the MDL and JCCP were closed to new cases effective October 18, 2017 and October 31, 2017, respectively.
Excluding claims resolved in the settlement agreements described below, as of April 1, 2018, there were approximately 110 metal-on-metal hip cases pending in U.S. courts. This number includes cases ineligible for settlement, cases which opted out of settlement, post-settlement cases, and existing state court cases that were not part of the MDL or JCCP.  As of April 1, 2018, we estimate there also was pending approximately 60 non-U.S. metal-on metal cases and 30 modular neck cases alleging claims related to the release of metal ions. We also estimate that as of April 1, 2018 there were approximately 550 non-revision claims awaiting dismissal in the MDL and JCCP pursuant to the terms of the settlement agreements. Although there is a limited time period during which dismissed non-revision claims may be refiled, it is presently unclear how many non-revision claimants will elect to do so. We believe we have data that supports the efficacy and safety of our hip products.
Every hip implant case, including metal-on-metal hip cases, involves fundamental issues of law, science and medicine that often are uncertain, that continue to evolve, and which present contested facts and issues that can differ significantly from case to case. Such contested facts and issues include medical causation, individual patient characteristics, surgery specific factors, statutes of limitation, and the existence of actual, provable injury.
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
During 2016, WMT escrowed $150 million to secure its obligations under the MSA, all of which had been disbursed as of December 31, 2017. As additional security, Wright Medical Group N.V., the indirect parent company of WMT, agreed to guarantee WMT’s obligations under the MSA.
On October 3, 2017, WMT entered into the Second Settlement Agreements with the Court-appointed attorneys representing plaintiffs in the MDL and JCCP. Under the terms of the Second Settlement Agreements, the parties agreed to settle 629 specifically identified CONSERVE®, DYNASTY® and LINEAGE® claims that meet the eligibility requirements of the Second Settlement Agreements and are either pending in the MDL or JCCP, or subject to court-approved tolling agreements in the MDL or JCCP, for a maximum settlement amount of $89.75 million. The comprehensive settlement amount was contingent on WMT’s recovery of new insurance proceeds totaling at least $35 million from applicable insurance carriers by December 31, 2017. On December 29, 2017, WMT entered into a First Amendment to the Third Settlement Agreement pursuant to which the deadline for the recovery of new insurance proceeds totaling at least $35 million from applicable insurance carriers was extended through February 28, 2018 and, on February 23, 2018, WMT entered into a Second Amendment to the Third Settlement Agreement pursuant to which the deadline was extended through March 30, 2018. On March 29, 2018, WMT entered into a Third Amendment to the Third Settlement Agreement which eliminates the contingency and gives WMT the option, by September 30, 2018, to either pay or make available for payment the then outstanding deficit on the insurance contingency or transfer to eligible claimants WMT’s claims against the insurance carriers with whom WMT has not settled, and pay or make available for payment such insurance deficit in March 2019, subject to the right to recover these funds from any plaintiff recoveries from carriers plus ten percent interest, plus an additional $5 million in costs, in each case after recovery by plaintiffs’ counsel of costs and fees. In connection with such transfer agreement, WMT would also enter into a stipulated judgment in the amount of $541 million, which judgment would not be recoverable against WMT or its affiliates. To date, certain of the insurance carriers have contributed $21.9 million of funds applicable against the $35 million contingency, leaving a $13.1 million deficit as of April 30, 2018.
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
The total maximum settlement amount of $89.75 million is allocated among the following three tranches: (1) Tranche 1: $7.9 million to settle 49 additional claims that would have been eligible to participate in the MSA but for the claim limit contained therein, which amount will be funded as such claims are settled; (2) Tranche 2: $5.1 million to settle 39 eligible claims of the oldest claimants (by age), which amount will be funded as such claims are settled; and (3) Tranche 3: $76.75 million to settle 511 eligible claims pending or tolled in the MDL and JCCP existing as of June 30, 2017, and 30 new eligible claims which were presented between July 1, 2017 and October 1, 2017. Settlement funds for Tranche 3 will be paid or made available for payment as follows: $45 million (less the remaining insurance deficit, which is presently $13.1 million) on June 30, 2018, the remaining insurance deficit (presently $13.1 million) by either September 30, 2018 or March 7, 2019, depending on whether WMT elects to assign its remaining insurance claims to plaintiffs, and the balance by September 30, 2019. Actual funding may extend beyond these dates pending completion of claims administration processes.
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

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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
Each of the Second Settlement Agreements includes a 95% opt-in requirement, meaning WMT may terminate either Settlement Agreement prior to any settlement disbursement if claimants holding greater than 5% of eligible claims in Tranches 1 and 2, collectively, or claimants holding greater than 5% of eligible claims in Tranche 3, elect to “opt-out” of the settlement. On January 2, 2018, WMT received notification that 100% of the claimants in Tranches 1 and 2 opted-in. WMT reviewed proof of claim documentation for these claimants and confirmed a final opt-in percentage of 100%. On or about May 1, 2018, WMT received notice from plaintiffs that the 95% opt-in threshold has also been met for Tranche 3. WMT has until May 30, 2018 to confirm this.
While the Second Settlement Agreements did not require WMT to escrow any amount to secure its obligations thereunder, as additional security, Wright Medical Group N.V., the indirect parent company of WMT, agreed to guarantee WMT’s obligations under the Second Settlement Agreements.
The MSA (which reference includes the supplemental settlements described above) and the Second Settlement Agreements were entered into solely as a compromise of the disputed claims being settled and are not evidence that any claim has merit nor are they an admission of wrongdoing or liability by WMT. WMT will continue to vigorously defend metal-on-metal hip claims not settled pursuant to the above agreements. The Second Settlement Agreements are contingent upon the dismissal without prejudice of pending and tolled claims in the MDL and JCCP that do not meet the inclusion criteria of the MDL or JCCP. Additionally, the Second Settlement Agreements are contingent upon the dismissal without prejudice of all remaining non-revision claims in the MDL and JCCP (presently estimated to number approximately 550), pursuant to a tolling agreement that tolls applicable statutes of limitation and repose for three months from a revision of the products or determination that a revision of the products is necessary. The MDL and JCCP courts have both entered orders closing these proceedings to new claims.
As a result of entering into the Second Settlement Agreements during the third quarter of 2017, we recorded an additional accrual of $82.7 million for the 629 matters included within the settlement and for matters that have the same eligibility criteria.
As of April 1, 2018, our accrual for metal-on-metal claims totaled $149.3 million, of which $100.7 million is included in our consolidated balance sheet within “Accrued expenses and other current liabilities” and $48.6 million is included within “Other liabilities.” Our accrual is based on (i) case by case accruals for specific cases where facts and circumstances warrant, and (ii) the implied settlement values for eligible claims under the MSA or Second Settlement Agreements. We are unable to reasonably estimate the high-end of a possible range of loss for claims which elected or will elect to opt-out of the MSA or Second Settlement Agreements. Claims we can confirm would meet MSA or Second Settlement Agreements eligibility criteria but are excluded from the settlements due to the maximum settlement cap, or because they are cases not part of the MDL or JCCP, have been accrued as of the respective settlement rates. Due to the general uncertainties surrounding all metal-on metal claims as noted above, as well as insufficient information about individual claims, we are presently unable to reasonably estimate a range of loss for future claims; hence we have not accrued for these claims at the present time.
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
The first state court metal-on-metal hip trial not part of the MDL or JCCP commenced on October 24, 2016, in St. Louis, Missouri. On November 3, 2016, the jury returned a verdict in our favor. The plaintiff appealed and the appellate court heard oral argument on November 8, 2017. On February 20, 2018, the Missouri Court of Appeals, Eastern District, denied the plaintiff’s appeal and upheld the verdict of the trial court. The plaintiff’s time for seeking any further relief from the verdict has lapsed and this matter is closed.

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
In March 2017, Lexington, which had been dismissed from the Tennessee action, requested arbitration under five Lexington insurance policies in connection with the CONSERVE® Claims. We subsequently engaged in discussions and correspondence with Lexington about the scope of the requested arbitration(s). On or about October 27, 2017, Lexington filed an Application for Order to Compel Arbitration in the Commonwealth of Massachusetts, Suffolk County Superior Court, naming WMT, Wright Medical Group, Inc., and Wright Medical Group N.V. We opposed the Application. On February 28, 2018, the Massachusetts Court ordered the parties to arbitrate the two Lexington insurance policies containing Massachusetts arbitration clauses but did not order arbitration under the remaining three Lexington policies at issue. We have appealed that ruling.
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

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

On February 22, 2018, we and certain of our subsidiaries entered into the Second Insurance Settlement Agreement with Federal, pursuant to which Federal has paid us a single lump sum payment of $15 million (in addition to $5 million previously paid by Federal). This amount is in full satisfaction of all potential liability of Federal relating to designated metal-on-metal hip claims, including but not limited to all claims asserted by our subsidiary WMT against Federal in the previously disclosed insurance coverage litigation. We recorded a $15 million receivable as a result of this agreement within “Other current assets” as of December 31, 2017. On March 20, 2018, Federal was dismissed from the Tennessee and California actions described above.
On April 19, 2018, we and certain of our subsidiaries entered into a Settlement and Release Agreement (Third Insurance Settlement Agreement) with Catlin Underwriting Agencies Limited for and on behalf of Syndicate 2003 at Lloyd’s of London (Lloyd’s Syndicate 2003) pursuant to which Lloyd’s Syndicate 2003 has paid us a single lump sum payment of $1.9 million (in addition to $5 million previously paid by Lloyd’s Syndicate 2003). This amount is in full satisfaction of all potential liability of Lloyd’s Syndicate 2003 relating to designated metal-on-metal hip claims, including but not limited to all claims asserted by our subsidiary WMT against Lloyd’s Syndicate 2003 in the previously disclosed insurance coverage litigation. On May 1, 2018, Lloyd’s Syndicate 2003 was dismissed from the Tennessee action described above. The dismissal of Lloyd’s Syndicate 2003 from the California action is in process.
As of May 1, 2018, our insurance carriers have paid an aggregate of $101.9 million of insurance proceeds related to the metal-on-metal claims, including amounts received under the three above referenced settlement agreements, of which $95.2 million has been paid directly to us and $6.7 million has been paid directly to claimants. Except as provided in the Insurance Settlement Agreement, the Second Insurance Settlement Agreement and the Third Insurance Settlement Agreement, our acceptance of the insurance proceeds was not a waiver of any other claim we may have against the insurance carriers unrelated to metal-on-metal coverage and our disputes with carriers relating thereto. However, the amount we ultimately receive will depend on the outcome of our dispute with the remaining carriers (Lexington and Catlin, with remaining policy limits totaling $30 million and $5 million, respectively) concerning the number of policy years available. We believe our contracts with the insurance carriers are enforceable for these claims; and, therefore, we believe it is probable we will receive additional recoveries from the remaining carriers. Settlement discussions with the remaining insurance carriers continue.
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
In June 2015, a jury returned a $4.4 million verdict against us in a case involving a fractured hip implant stem sold prior to the MicroPort closing.  This was a one-of-a-kind case unrelated to the modular neck fracture cases we have been reporting. There are no other cases pending related to this component, nor are we aware of other instances where this component has fractured. In September 2015, the trial judge reduced the jury verdict to $1.025 million and indicated that if the plaintiff did not accept the reduced award he would schedule a new trial solely on the issue of damages. The plaintiff elected not to accept the reduced damage award, and both parties appealed. On November 14, 2017, our primary insurance carrier agreed to defend and indemnify us in connection with this lawsuit under a reservation of rights. On January 9, 2018, the California appellate court heard oral argument on the parties’ cross-appeals. On March 6, 2018, the appellate court rejected our appeal and granted plaintiff’s, reinstating the original jury award of $4.4 million, plus interest. Our primary insurance carrier has directly paid this amount in full and the case will be dismissed with prejudice. The $5.8 million liability associated with this matter is reflected within “Accrued expenses and other current liabilities,” and a $5.8 million receivable associated with the recovery from product liability insurance is reflected within “Other current assets.”
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
Management measures segment profitability using an internal operating performance measure that excludes the impact of transaction and transition costs associated with acquisitions, as such items are not considered representative of segment results. We have determined that each reportable segment represents a reporting unit and, in accordance with ASC 350, requires an allocation of goodwill to each reporting unit.
Selected financial information related to our segments is presented below for the three months ended April 1, 2018 and March 26, 2017 (in thousands):

	Three months ended April 1, 2018
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Corporate [1]	Total
Net sales from external customers	$75,897	$68,896	$53,744	$—	$198,537
Depreciation expense	3,031	2,926	2,808	5,734	14,499
Amortization expense	—	—	—	7,141	7,141
Segment operating income (loss)	$19,458	$24,154	$258	$(43,850)	$20
Other:
Transaction and transition expenses					910
Operating loss					(890)
Interest expense, net					19,812
Other income, net					(1,000)
Loss before income taxes					$(19,702)

	Three months ended March 26, 2017
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Corporate [1]	Total
Net sales from external customers	$74,993	$57,161	$45,037	$—	$177,191
Depreciation expense	3,195	2,415	2,531	5,305	13,446
Amortization expense	—	—	—	7,397	7,397
Segment operating income (loss)	$20,825	$17,486	$2,319	$(47,256)	$(6,626)
Other:
Transaction and transition expenses					2,972
Operating loss					(9,598)
Interest expense, net					18,195
Other expense, net					7,975
Loss before income taxes					$(35,768)

[1]
The Corporate category primarily reflects general and administrative expenses not specifically associated with the U.S. Lower Extremities & Biologics, U.S. Upper Extremities, and International Extremities & Biologics segments. These non-allocated corporate expenses relate to global administrative expenses that support all segments, including salaries and

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

benefits of certain executive officers and expenses such as: information technology administration and support; corporate headquarters; legal, compliance, and corporate finance functions; insurance; and all share-based compensation.
Our principal geographic regions consist of the United States, EMEAC (which includes Europe, the Middle East, Africa, and Canada), and Other (which principally represents Asia, Australia, and Latin America). Net sales attributed to each geographic region are based on the location in which the products were sold.
Net sales by geographic region by product line are as follows (in thousands):

	Three months ended
	April 1, 2018	March 26, 2017
United States
Lower extremities	$56,823	$55,461
Upper extremities	67,658	55,958
Biologics	18,165	18,634
Sports med & other	2,147	2,101
Total United States	$144,793	$132,154

EMEAC
Lower extremities	$12,159	$10,550
Upper extremities	23,454	17,655
Biologics	2,205	2,523
Sports med & other	3,299	3,511
Total EMEAC	$41,117	$34,239

Other
Lower extremities	$3,168	$3,092
Upper extremities	6,140	4,767
Biologics	3,052	2,648
Sports med & other	267	291
Total other	$12,627	$10,798

Total net sales	$198,537	$177,191
Assets in the U.S. Upper Extremities, U.S. Lower Extremities & Biologics, and International Extremities & Biologics segments are those assets used exclusively in the operations of each business segment or allocated when used jointly. Assets in the Corporate category are principally cash and cash equivalents, derivative assets, property, plant and equipment associated with our corporate headquarters, assets associated with discontinued operations, product liability insurance receivables, and assets associated with income taxes. Total assets by business segment as of April 1, 2018 and December 31, 2017 are as follows (in thousands):

	April 1, 2018
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Corporate	Total
Total assets	$470,308	$929,683	$332,879	$343,671	$2,076,541

	December 31, 2017
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Corporate	Total
Total assets	$490,528	$929,930	$301,985	$406,281	$2,128,724

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition for the three months ended April 1, 2018. This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements, our Annual Report on Form 10-K for the year ended December 31, 2017, which includes additional information about our critical accounting policies and practices and risk factors, and "Special Note Regarding Forward-Looking Statements."
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
On October 21, 2016, pursuant to a binding offer letter dated as of July 8, 2016, we, Corin Orthopaedics Holdings Limited (Corin), and certain other entities related to us entered into a business sale agreement and simultaneously completed and closed the sale of our former Large Joints business. The financial results of our Large Joints business, including costs associated with corporate employees and infrastructure transferred as a part of the sale and services we are providing Corin under a transitional services agreement and supply agreement, are reflected within discontinued operations for all periods presented, unless otherwise noted. Further, all assets and associated liabilities transferred to Corin were classified as assets and liabilities held for sale in our consolidated balance sheets for the periods prior to the divestiture.
On January 9, 2014, legacy Wright completed the sale of its former hip and knee (OrthoRecon) business to MicroPort Scientific Corporation (MicroPort). The financial results of the OrthoRecon business are reflected within discontinued operations for all periods presented, unless otherwise noted.
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
References in this section to "we," "our" and "us" refer to Wright Medical Group N.V. and its subsidiaries after the Wright/Tornier merger and Wright Medical Group, Inc. and its subsidiaries before the merger. Our fiscal year-end is generally determined on a 52-week basis and runs from the Monday nearest to the 31st of December of a year, and ends on the Sunday nearest to the 31st of December of the following year. Every few years, it is necessary to add an extra week to the year making it a 53-week period. The fiscal year ended December 31, 2017 was a 53-week period. The three months ended April 1, 2018 and March 26, 2017 each consisted of thirteen weeks.
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

We promote our products in approximately 50 countries with principal markets in the United States, Europe, Asia, Canada, Australia, and Latin America. Our products are sold primarily through a network of employee and independent sales representatives in the United States and by a combination of employee sales representatives, independent sales representatives, and stocking distributors outside the United States.
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
Significant Quarterly Business Developments.
In September 2015, the third insurance carrier in the policy year applicable to titanium modular neck fracture claims denied coverage under its $25 million excess liability policy despite full payout by the other carriers in that policy year. We strongly disputed the carrier's position and, in accordance with the dispute resolution provisions of the policy, initiated an arbitration proceeding in London, England seeking payment of these funds. The arbitration proceeding was completed on February 15, 2018 and, on April 11, 2018, the arbitration tribunal issued its ruling. Thereafter, we and the insurance carrier agreed to resolve the entire matter in exchange for a single lump sum payment by the carrier to us in the amount of $30.75 million, representing the full policy limits of $25 million plus an additional $5.75 million for costs and interest. We received payment of this sum from the carrier on May 8, 2018. This insurance recovery will be reflected within our results of discontinued operations for the quarter ended July 1, 2018.
Financial Highlights. Net sales increased 12.0% totaling $198.5 million in the first quarter of 2018, compared to $177.2 million in the first quarter of 2017, driven primarily by 9.6% growth in our U.S. net sales.

Our U.S. net sales increased $12.6 million, or 9.6%, in the first quarter of 2018 as compared to the first quarter of 2017, driven by continued success of our PERFORM™ REVERSED Glenoid System, our SIMPLICITI® shoulder system, our INFINITY® total ankle replacement system, and our AUGMENT® Bone Graft product.
Our international net sales increased $8.7 million, or 19.3%, in the first quarter of 2018 as compared to the first quarter of 2017, driven by 6.6% growth in our direct markets and a $5.1 million favorable impact from foreign currency exchange rates.
In the first quarter of 2018, our net loss from continuing operations totaled $19.9 million, compared to a net loss from continuing operations of $36.7 million for the first quarter of 2017. This decrease in net loss from continuing operations was primarily driven by the following:

•	improved profitability due to an increase in sales and leverage of fixed corporate spending;

•	$9.0 million decrease in other (income) expense, net, primarily driven by changes in fair value adjustments associated with the CVRs issued in the BioMimetic acquisition; and

•	$2.1 million decrease in transaction and transition expenses.
The favorable changes in net loss from continuing operations were partially offset by:

•
$1.6 million of incremental interest expense, primarily due to non-cash interest associated with the 2021 Notes and 2020 Notes and additional borrowings under our asset-based line of credit facility that took place during the quarter ended September 24, 2017.

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
Since the Wright/Tornier merger and through the end of the quarter ended April 1, 2018, we have completed the integration of our global sales force, co-located and consolidated into one ERP system in three of our top five international markets, transferred our U.S. upper extremities inventory into a hub network, and completed a substantial number of other integration activities, while incurring more cost synergies earlier and less sales dis-synergies than we originally anticipated. We believe we have excellent opportunities to improve efficiency and leverage our fixed costs going forward and capture cost synergies. We also believe we have significant opportunity with the recent and anticipated launch of new products and through driving BLUEPRINT™ adoption, strategic service at ambulatory surgery centers, and excellent and efficient service to our customers.
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

Results of Operations
Comparison of the three months ended April 1, 2018 to the three months ended March 26, 2017
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

	Three months ended
	April 1, 2018		March 26, 2017
	Amount	% of net sales	Amount	% of net sales
Net sales	$198,537	100.0%	$177,191	100.0%
Cost of sales [1]	41,139	20.7%	37,126	21.0%
Gross profit	157,398	79.3%	140,065	79.0%
Operating expenses:
Selling, general and administrative [1]	137,248	69.1%	129,834	73.3%
Research and development [1]	13,899	7.0%	12,432	7.0%
Amortization of intangible assets	7,141	3.6%	7,397	4.2%
Total operating expenses	158,288	79.7%	149,663	84.5%
Operating loss	(890)	(0.4)%	(9,598)	(5.4)%
Interest expense, net	19,812	10.0%	18,195	10.3%
Other (income) expense, net	(1,000)	(0.5)%	7,975	4.5%
Loss from continuing operations before income taxes	(19,702)	(9.9)%	(35,768)	(20.2)%
Provision for income taxes	205	0.1%	939	0.5%
Net loss from continuing operations	$(19,907)	(10.0)%	$(36,707)	(20.7)%
Loss from discontinued operations, net of tax	(5,607)		(21,992)
Net loss	$(25,514)		$(58,699)
__________________________

[1]	These line items include the following amounts of non-cash, share-based compensation expense for the periods indicated:

	Three months ended
	April 1, 2018	% of net sales	March 26, 2017	% of net sales
Cost of sales	$165	0.1%	$119	0.1%
Selling, general and administrative	4,522	2.3%	3,656	2.1%
Research and development	331	0.2%	179	0.1%

The following tables set forth our net sales by product line for the U.S. and International for the periods indicated (in thousands) and the percentage of year-over-year change:

	Three months ended
	April 1, 2018	March 26, 2017	% change
U.S.
Lower extremities	$56,823	$55,461	2.5%
Upper extremities	67,658	55,958	20.9%
Biologics	18,165	18,634	(2.5)%
Sports med & other	2,147	2,101	2.2%
Total U.S.	$144,793	$132,154	9.6%

International
Lower extremities	$15,327	$13,642	12.4%
Upper extremities	29,594	22,422	32.0%
Biologics	5,257	5,171	1.7%
Sports med & other	3,566	3,802	(6.2)%
Total International	$53,744	$45,037	19.3%

Total net sales	$198,537	$177,191	12.0%
Net sales
U.S. Sales. U.S. net sales totaled $144.8 million in the first quarter of 2018, a 9.6% increase from $132.2 million in the first quarter of 2017, primarily due to continued growth in our U.S. upper extremities business. U.S. sales represented approximately 72.9% of total net sales in the first quarter of 2018, compared to 74.6% of total net sales in the first quarter of 2017.
Our U.S. lower extremities net sales increased to $56.8 million in the first quarter of 2018 compared to $55.5 million in the first quarter of 2017, representing growth of 2.5%. This growth was driven by a 13.7% net sales growth in our total ankle replacement products, offset by declines in our core foot and ankle plating systems.
Our U.S. upper extremities net sales increased to $67.7 million in the first quarter of 2018 from $56.0 million in the first quarter of 2017, representing growth of 20.9%. This growth was driven by demand for our innovative shoulder product portfolio, including continued success from our PERFORM™ Reversed Glenoid System and our SIMPLICITI® shoulder system.
Our U.S. biologics net sales totaled $18.2 million in the first quarter of 2018, representing a 2.5% decrease over the first quarter of 2017. This decrease was driven primarily by declines in sales of our core biologics products. These reduced sales were mostly offset by continued sales volume growth of AUGMENT® Bone Graft of 6.5%.
International Sales. Net sales in our international regions totaled $53.7 million in the first quarter of 2018, compared to $45.0 million in the first quarter of 2017. This 19.3% increase was due to 6.6% growth in our direct markets and a $5.1 million favorable impact from foreign currency exchange rates (a 11 percentage point favorable impact to international sales growth rate).
Our international lower extremities net sales increased 12.4% to $15.3 million in the first quarter of 2018 from $13.6 million in the first quarter of 2017. Sales increased primarily due to a $1.4 million favorable impact from foreign currency exchange rates (a 10 percentage point favorable impact to international lower extremities sales growth rate).
Our international upper extremities net sales increased 32.0% to $29.6 million in the first quarter of 2018 from $22.4 million in the first quarter of 2017, which included a $3.1 million favorable impact from foreign currency exchange rates (a 14 percentage point favorable impact to international upper extremities sales growth rate). Sales increased by 11.9% in our direct markets in Europe and a combined 32.2% increase in our Canada, Australia and Japan direct markets.
Our international biologics net sales increased 1.7% to $5.3 million in the first quarter of 2018 from $5.2 million in the first quarter of 2017. This increase was attributable to a $0.2 million favorable impact from foreign currency exchange rates (a 4 percentage point favorable impact to international biologics sales growth rate).

Cost of sales
Our cost of sales totaled $41.1 million, or 20.7% of net sales, in the first quarter of 2018, compared to $37.1 million, or 21.0% of net sales, in the first quarter of 2017, reflecting a decrease of 0.3 percentage points as a percentage of net sales. This decrease was primarily driven by favorable manufacturing expenses.
Selling, general and administrative
Our selling, general and administrative expenses totaled $137.2 million, or 69.1% of net sales, in the first quarter of 2018, compared to $129.8 million, or 73.3% of net sales, in the first quarter of 2017. This increase in total expenses was primarily the result of increased variable expenses from increased sales. Selling, general and administrative expenses as a percentage of net sales decreased 4.2 percentage points due to a decrease in spending on transition and transaction costs of $2.3 million, or 1.2% of net sales, from the first quarter 2017 and by leveraging relatively flat general and administrative expenses over increased net sales.
Research and development
Our research and development expense totaled $13.9 million in the first quarter of 2018 compared to $12.4 million in the first quarter of 2017. Research and development costs remained constant at approximately 7.0% of net sales. Our research and development expenses are estimated to range from 7% to 8% as a percentage of net sales in 2018.
Amortization of intangible assets
Charges associated with amortization of intangible assets totaled $7.1 million in the first quarter of 2018, compared to $7.4 million in the first quarter of 2017. Based on intangible assets held at April 1, 2018, we expect amortization expense to be approximately $25.3 million for the full year of 2018, $23.3 million in 2019, $22.6 million in 2020, $22.5 million in 2021, and $22.4 million in 2022.
Interest expense, net
Interest expense, net, totaled $19.8 million in the first quarter of 2018 and $18.2 million in the first quarter of 2017. Our interest expense in the first quarter of 2018 related primarily to non-cash interest expense associated with the amortization of the discount on the 2021 Notes and 2020 Notes of $4.8 million and $7.2 million, respectively; amortization of deferred financing charges on the 2021 Notes, 2020 Notes, and our ABL Facility totaling $1.3 million; and cash interest expense primarily associated with the coupon on the 2021 Notes, 2020 Notes, and our ABL Facility totaling $6.2 million. Our interest expense in the first quarter of 2017 related primarily to non-cash interest expense associated with the amortization of the discount on the 2021 Notes and 2020 Notes of $4.4 million and $6.6 million, respectively, amortization of deferred financing charges on the 2021 Notes, 2020 Notes, 2017 Notes, and our ABL Facility totaling $1.2 million; and cash interest expense primarily associated with the coupon on the 2021 Notes, 2020 Notes, 2017 Notes, and our ABL Facility totaling $5.8 million.
Other (income) expense, net
Other income, net totaled $1.0 million in the first quarter of 2018, compared to $8.0 million of other expense, net in the first quarter of 2017.
In the first quarter of 2018, other income, net, primarily consisted of:

•	an unrealized gain of $3.9 million for the mark-to-market adjustment on CVRs issued in connection with the BioMimetic acquisition; partially offset by

•	an unrealized loss of $1.7 million for the net mark-to-market adjustments on our derivative assets and liabilities;

•	an unrealized loss of $0.8 million from foreign currency translation; and

•	an unrealized loss of $0.4 million for fair value adjustments from contingent considerations.
In the first quarter of 2017, other expense, net primarily consisted of:

•	an unrealized loss of $6.2 million for the mark-to-market adjustment on CVRs issued in connection with the acquisition of BioMimetic;

•	an unrealized loss of $0.4 million for the net mark-to-market adjustments on and settlements of our derivative assets and liabilities; and

•	$0.4 million of unused line fees and other customary fees related to our ABL Facility.
Provision for income taxes
We recorded a tax provision of $0.2 million in the first quarter of 2018, compared to a tax provision of $0.9 million in the first quarter of 2017. Our income tax provision during the first quarter of 2018 includes the impact of the lower statutory tax rate in the U.S. of 21% and the ability to carryforward net operating losses indefinitely as enacted by the Tax Cuts and Jobs Act ("2017

Tax Act") in December 2017, tax benefit for foreign currency losses and the result of net earnings in jurisdictions for which we do not have a valuation allowance. We are unable to recognize a tax benefit in jurisdictions where we are incurring losses (primarily the U.S.) due to the valuation allowance on our net deferred tax assets.  Other provisions under the 2017 Tax Act include U.S. taxation on certain foreign earnings referred to as Global Intangible Low-Taxed Income and the Base Erosion Anti-Abuse Tax both of which did not have an effect on our financial results due to the losses and valuation allowance in the U.S. During the first quarter of 2017, the tax provision primarily related to the net earnings mix in jurisdictions for which we do not have a valuation allowance.
Further, we recognized the income tax effects of the 2017 Tax Act in our 2017 financial statements in accordance with Staff Accounting Bulletin No. 118 (SAB 118), which provides SEC staff guidance for the application of ASC Topic 740, Income Taxes, in the reporting period in which the 2017 Tax Act was signed into law. We included the provisional amount pertaining to the one-time deemed repatriation charge in our 2017 financial statements and still conclude this is a reasonable estimate based on current guidance and interpretations. We did not identify any items for which the income tax effects of the 2017 Tax Act could not be reasonably estimated as of April 1, 2018.
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
As described within Note 13, in September 2015, the third insurance carrier in the policy year applicable to titanium modular neck fracture claims denied coverage under its $25 million excess liability policy despite full payout by the other carriers in that policy year. We strongly disputed the carrier's position and, in accordance with the dispute resolution provisions of the policy, initiated an arbitration proceeding in London, England seeking payment of these funds. The arbitration proceeding was completed on February 15, 2018 and, on April 11, 2018, the arbitration tribunal issued its ruling. Thereafter, we and the insurance carrier agreed to resolve the entire matter in exchange for a single lump sum payment by the carrier to us in the amount of $30.75 million, representing the full policy limits of $25 million plus an additional $5.75 million for costs and interest. We received payment of this sum from the carrier on May 8, 2018. This insurance recovery will be reflected within our results of discontinued operations for the quarter ended July 1, 2018.
See Note 4 and Note 13 to our condensed consolidated financial statements for further discussion regarding our discontinued operations and our retained contingent liabilities associated with the OrthoRecon business.
Reportable segments
The following tables set forth, for the periods indicated, net sales and operating income of our reportable segments expressed as dollar amounts (in thousands) and as a percentage of net sales:

	Three months ended April 1, 2018
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics
Net sales	$75,897	$68,896	$53,744
Operating income	$19,458	$24,154	$258
Operating income as a percent of net sales	25.6%	35.1%	0.5%

	Three months ended March 26, 2017
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics
Net sales	$74,993	$57,161	$45,037
Operating income	$20,825	$17,486	$2,319
Operating income as a percent of net sales	27.8%	30.6%	5.1%
Net sales of our U.S. lower extremities and biologics segment increased $0.9 million in the three months ended April 1, 2018, as compared to the three months ended March 26, 2017. This increase was driven by net sales growth from our total ankle replacement products and AUGMENT® Bone Graft. Operating income of our U.S. lower extremities and biologics segment decreased for the three months ended April 1, 2018, compared to the three months ended March 26, 2017, primarily due to product sales mix which drove lower gross profit.

Net sales of our U.S. upper extremities segment increased $11.7 million in the three months ended April 1, 2018, as compared to the three months ended March 26, 2017. Operating income of our U.S. upper extremities segment increased $6.7 million in the three months ended April 1, 2018, as compared to the three months ended March 26, 2017. These increases to both net sales and operating income were primarily driven by sales growth within our innovative shoulder product portfolio, including continued success of our PERFORM™ Reversed Glenoid System and the SIMPLICITI® shoulder system, as we were able to leverage operating expenses by growing sales at a significantly higher rate than expenses.
Net sales of our International extremities and biologics segment increased $8.7 million in the three months ended April 1, 2018, as compared to the three months ended March 26, 2017, primarily due to 6.6% growth in our direct markets and a $5.1 million favorable impact from foreign currency exchange rates. Operating income of our International extremities and biologics segment decreased $2.1 million in the three months ended April 1, 2018, as compared to the three months ended March 26, 2017, primarily driven by a $1.0 million unfavorable impact from foreign currency exchange rates, as well as increased investments in sales, marketing, and distribution employees during the latter portion of 2017.
Liquidity and Capital Resources
The following table sets forth, for the periods indicated, certain liquidity measures (in thousands):

	April 1, 2018	December 31, 2017
Cash and cash equivalents	$138,051	$167,740
Working capital	154,701	151,599
Operating Activities. Cash used in operating activities totaled $18.8 million and $14.5 million in the first three months of 2018 and 2017, respectively. The increase in cash used in operating activities in the first three months of 2018 was driven by cash payments of previously agreed upon product liability settlements (see Note 13 to our condensed consolidated financial statements for further discussion of these liabilities) related to the former OrthoRecon business, partially offset by increased cash profitability and working capital changes.
Investing Activities. Our capital expenditures totaled $11.9 million and $12.1 million in the first three months of 2018 and 2017, respectively. Historically, our capital expenditures have consisted principally of surgical instrumentation, purchased manufacturing equipment, research and testing equipment, and computer systems. We expect to incur capital expenditures of approximately $50 million in 2018.
Financing Activities. During the first three months of 2018 and 2017, cash provided by financing activities totaled $1.1 million, compared to $0.4 million in the first three months of 2017. Cash provided by financing activities in the first three months of 2018 was primarily attributable to $2.6 million in cash received from the issuance of ordinary shares in connection with option exercises and $2.0 million of other debt proceeds as described in Note 9. These proceeds were partially offset by $1.4 million of payments on capital leases and $1.3 million of net payments due to timing of the weekly lockbox repayment/re-borrowing arrangement underlying the ABL Facility. Cash provided by financing activities in the first three months of 2017 was primarily attributable to $14.6 million cash received from the issuance of ordinary shares in connection with option exercises, partially offset by $12.8 million of net payments due to timing of the weekly lockbox repayment/re-borrowing arrangement underlying the ABL Facility.
Repatriation. We provide for tax liabilities in our condensed consolidated financial statements with respect to amounts that we expect to repatriate from subsidiaries (to the extent the repatriation would be subject to tax); however, no tax liabilities are recorded for amounts that we consider to be permanently reinvested Our current plans do not foresee a need to repatriate funds that are designated as permanently reinvested in order to fund our operations or meet currently anticipated liquidity and capital investment needs.
Discontinued Operations. Cash flows from discontinued operations are combined with cash flows from continuing operations in the condensed consolidated statements of cash flows. Cash flows from discontinued operations include those related to both our former Large Joints and OrthoRecon businesses.
During the first three months of 2018 and 2017, cash used in the former OrthoRecon business was approximately $24.0 million and $10.5 million, respectively, for settlements of product liability claims and legal defense costs. Cash used in operating activities from the Large Joints business totaled $0.5 million and $1.1 million for the three months ended April 1, 2018 and March 26, 2017, respectively.
We expect significant cash outflows resulting from product liabilities during the remainder of 2018 and 2019, associated with the metal-on-metal settlements described in Note 13. We do not expect that the future cash outflows from discontinued operations, including the payment of these retained liabilities of the OrthoRecon business, will have an impact on our ability to meet contractual cash obligations and fund our working capital requirements, operations, and anticipated capital expenditures.

Contractual Cash Obligations. As of April 1, 2018, there were no material changes to our contractual cash obligations and commercial commitments as disclosed in in "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Contractual Cash Obligations " of our Annual Report on Form 10-K for the year ended December 31, 2017.
Other Liquidity Information. We have historically funded our cash needs through various equity and debt issuances, more recently borrowings under our ABL Facility, and through cash flow from operations.
On December 23, 2016, we, together with WMG and certain of our other wholly-owned U.S. subsidiaries, entered into a Credit, Security and Guaranty Agreement (ABL Credit Agreement) with Midcap Financial Trust, as administrative agent (Agent) and a lender and the additional lenders from time to time party thereto. The ABL Credit Agreement provides for a $150 million senior secured asset-based line of credit, subject to the satisfaction of a borrowing base requirement (ABL Facility). The ABL Facility may be increased by up to $100 million upon our request, subject to the consent of the Agent and each of the other lenders providing such increase and the satisfaction of customary conditions. We are required to maintain net revenue at or above specified minimum levels, to maintain liquidity in the United States above a specified level and to comply with other covenants under the ABL Credit Agreement. We are in compliance with all covenants as of April 1, 2018. As of April 1, 2018, we had $53.0 million in borrowings outstanding under the ABL Facility and $97.0 million in unused availability under the ABL Facility. As of December 31, 2017, we had $53.6 million in borrowings outstanding under the ABL Facility and $96.4 million in unused availability under the ABL Facility.
On May 7, 2018, we amended and restated the ABL Credit Agreement to add a $40.0 million term loan facility. See additional information within Note 9.
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
On October 3, 2017, WMT entered into two settlement agreements (collectively, the Second Settlement Agreements) with the Court-appointed attorneys representing plaintiffs in the MDL and JCCP. Under the terms of the Second Settlement Agreements, the parties agreed to settle 629 specifically identified CONSERVE®, DYNASTY® and LINEAGE® claims that meet the eligibility requirements of the Second Settlement Agreements and are either pending in the MDL or JCCP, or subject to court-approved tolling agreements in the MDL or JCCP, for a maximum settlement amount of $89.75 million. The comprehensive settlement amount is contingent on WMT’s recovery of new insurance payments totaling at least $35 million from applicable insurance carriers by December 31, 2017. On March 29, 2018, WMT entered into a Third Amendment to the Third Settlement Agreement which eliminates the contingency and gives WMT the option, by September 30, 2018, to either pay or make available for payment the then outstanding deficit on the insurance contingency or transfer to eligible claimants WMT’s claims against the insurance carriers with whom WMT has not settled, and pay or make available for payment such insurance deficit in March 2019, subject to the right to recover these funds from any plaintiff recoveries from carriers plus ten percent interest, plus an additional $5 million in costs, in each case after recovery by plaintiffs’ counsel of costs and fees. In connection with such transfer agreement, WMT would also enter into a stipulated judgment in the amount of $541 million, which judgment would not be recoverable against WMT or its affiliates. To date, certain of the insurance carriers have contributed $21.9 million of funds applicable against the $35 million contingency, leaving a $13.1 million deficit as of April 30, 2018.
As of April 1, 2018, our accrual for metal-on-metal claims totaled $149.3 million, of which $100.7 million is included in our condensed consolidated balance sheet within “Accrued expenses and other current liabilities” and $48.6 million is included within “Other liabilities.”  As of December 31, 2017, our accrual for metal-on-metal claims totaled $177.5 million, of which $127.4 million is included in our condensed consolidated balance sheet within “Accrued expenses and other current liabilities” and $50.1 million is included within “Other liabilities.” See Note 13 to our condensed consolidated financial statements for additional discussion regarding the MSA and Second Settlement Agreements and our accrual methodologies for the metal-on-metal hip replacement product liability claims.
In September 2015, the third insurance carrier in the policy year applicable to titanium modular neck fracture claims denied coverage under its $25 million excess liability policy despite full payout by the other carriers in that policy year. The company disputed the carrier's position and, in accordance with the dispute resolution provisions of the policy, initiated an arbitration proceeding in London. The arbitration proceeding was completed on February 15, 2018 and, on April 11, 2018, the arbitration tribunal issued its ruling. Thereafter, we and the insurance carrier agreed to resolve the entire matter in exchange for a single lump sum payment by the carrier to us in the amount of $30.75 million, representing the full policy limits of $25 million plus an additional $5.75 million for costs and interest. We received payment of this sum from the carrier on May 8, 2018. This insurance recovery will be reflected within our results of discontinued operations for the quarter ended July 1, 2018.

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
Although it is difficult for us to predict our future liquidity requirements, we believe that our cash and cash equivalents of approximately $138.1 million, together with the U.K. arbitration settlement, the $97.0 million in availability under the ABL Facility and the additional $40 million of term loan capacity, as of April 1, 2018, will be sufficient for at least the next 12 months to fund our working capital requirements and operations, permit anticipated capital expenditures during the remainder of 2018, pay retained metal-on-metal product and other liabilities of the OrthoRecon business, including without limitation amounts under the MSA and Second Settlement Agreements, fund contingent considerations including without limitation the up to $42 million CVR milestone payment, and meet our anticipated contractual cash obligations in 2018.
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

•
AUGMENT® Injectable Bone Graft (Augment Injectable) combines rhPDGF-BB with an injectable osteoconductive matrix. Augment Injectable can be injected into a fusion site during a surgical procedure, delivering rhPDGF-BB to promote fusion as a bone graft substitute. Our initial clinical development program for Augment Injectable has focused on securing regulatory approval for ankle and hindfoot fusion indications in the United States. Augment Injectable is already approved in several markets outside the United States. We currently estimate it could take one to three years to complete this project. We have incurred expenses of approximately $6.1 million for Augment Injectable since the date of acquisition and $0.2 million in the three months ended April 1, 2018. We are currently pursuing FDA approval with a PMA Panel Track Supplement.

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

Critical Accounting Policies and Estimates
Information on judgments related to our most critical accounting policies and estimates is discussed in "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates" of our

Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 27, 2018. Certain of our more critical accounting estimates require the application of significant judgment by management in selecting the appropriate assumptions in determining the estimate. By their nature, these judgments are subject to an inherent degree of uncertainty. We develop these judgments based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers, and information available from other outside sources, as appropriate. Actual results may differ from these judgments under different assumptions or conditions. Different, reasonable estimates could have been used for the current period. Additionally, changes in accounting estimates are reasonably likely to occur from period to period. Both of these factors could have a material impact on the presentation of our financial condition, changes in financial condition or results of operations.
There have been no material changes to our critical accounting policies and estimates discussed in "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates" of our Annual Report on Form 10-K for the year ended December 31, 2017.
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
Borrowings under our ABL Facility bear interest at variable rates. The interest rate margin applicable to borrowings under the ABL Facility is, at the option of the Borrowers, equal to either (a) 3.25% for base rate loans or (b) 4.25% for LIBOR rate loans, subject to a 0.75% LIBOR floor. As of April 1, 2018, we had $53.0 million of borrowings under our ABL Facility. Based upon this debt level, and the LIBOR floor on our interest rate, a 100 basis point increase in the annual interest rate on such borrowings would have an immaterial impact on our interest expense on an annual basis.
On April 1, 2018, we had invested cash and cash equivalents of approximately $138.1 million. We believe that a 10 basis point change in interest rates is reasonably possible in the near term. Based on our current level of investment, an increase or decrease of 10 basis points in interest rates would have an annual impact of approximately $0.1 million to our interest income.
As of April 1, 2018, we had outstanding $587.5 million and $395.0 million principal amount of our 2020 Notes and 2021 Notes, respectively. We carry these instruments at face value less unamortized discount and unamortized debt issuance costs on our condensed consolidated balance sheets. Since these instruments bear interest at a fixed rate, we have no financial statement risk associated with changes in interest rates. However, the fair value of these instruments fluctuates when interest rates change, and when the market price of our ordinary shares fluctuates. We do not carry the 2020 Notes and 2021 Notes at fair value, but present the fair value of the principal amount of our 2020 Notes and 2021 Notes for disclosure purposes.
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

(in thousands)
	Fair value of security given a 10% decrease in share price	Fair value of security as of April 1, 2018	Fair value of security given a 10% increase in share price
2020 Notes Hedges (Asset)	$29,115	$41,933	$57,237
2020 Notes Conversion Derivative (Liability)	$28,415	$41,753	$57,850
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

(in thousands)
	Fair value of security given a 10% decrease in share price	Fair value of security as of April 1, 2018	Fair value of security given a 10% increase in share price
2021 Notes Hedges (Asset)	$92,239	$115,369	$140,126
2021 Notes Conversion Derivative (Liability)	$89,985	$115,427	$142,824
Foreign Currency Exchange Rate Fluctuations
Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our financial results. Approximately 25% of our net sales from continuing operations were denominated in foreign currencies during the three months ended April 1, 2018, and we expect that foreign currencies will continue to represent a similarly significant percentage of our net sales in the future. The cost of sales related to these sales is primarily denominated in U.S. dollars; however, operating costs related to these sales are largely denominated in the same respective currencies, thereby partially limiting our transaction risk exposure. For sales not denominated in U.S. dollars, an increase in the rate at which a foreign currency is exchanged for U.S. dollars will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases, if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and our competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our prices not being competitive in a market where business is transacted in the local currency.
In the first quarter of 2018, approximately 90% of our net sales denominated in foreign currencies were derived from European Union countries, which are denominated in the Euro; from the United Kingdom, which are denominated in the British pound; from Australia which are denominated in Australian dollar; and from Canada, which are denominated in the Canadian dollar. Additionally, we have significant intercompany receivables, payables, and debt from our foreign subsidiaries that are denominated in foreign currencies, principally the Euro, the Japanese yen, the British pound, the Australian dollar, and the Canadian dollar. Our principal exchange rate risk, therefore, exists between the U.S. dollar and the Euro, British pound, Australian dollar, and the Canadian dollar. Fluctuations from the beginning to the end of any given reporting period result in the revaluation of our foreign currency-denominated intercompany receivables, payables, and debt generating currency translation gains or losses that impact our non-operating income and expense levels in the respective period.
As discussed in Note 6 to the condensed consolidated financial statements, during 2017, we entered into certain short-term derivative financial instruments in the form of foreign currency forward contracts. These forward contracts were designed to mitigate our exposure to currency fluctuations in our intercompany balances denominated currently in Euros, British pounds, and Canadian dollars. Any change in the fair value of these forward contracts as a result of a fluctuation in a currency exchange rate was expected to be offset by a change in the value of the intercompany balance. These contracts are effectively closed at the end of each reporting period. We discontinued our foreign currency forward contracts derivative program in 2018.
A uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which our transactions are denominated would have resulted in an increase in operating income of approximately $2.0 million for the three months ended April 1, 2018. This hypothetical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. This sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices, which can also be affected by the change in exchange rates.
ITEM 4. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of April 1, 2018 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange

Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of April 1, 2018.
Changes in Internal Control Over Financial Reporting
During the three month period ended April 1, 2018, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
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
Patent Litigation
On September 23, 2014, Spineology filed a patent infringement lawsuit, Case No. 0:14-cv-03767, in the U.S. District Court in Minnesota, alleging that our X-REAM® bone reamer infringes U.S. Patent No. RE42,757 entitled “EXPANDABLE REAMER.” In January 2015, on the deadline for service of its complaint, Spineology dismissed its complaint without prejudice and filed a new, identical complaint. We filed an answer to the new complaint with the Court on April 27, 2015. The Court conducted a Markman hearing on March 23, 2016. Mediation was held on August 11, 2016, but no agreement could be reached. The Court issued a Markman decision on August 30, 2016, in which it found all asserted product claims invalid as indefinite under applicable patent laws and construed several additional claim terms. The parties completed fact and expert discovery with respect to the remaining asserted method claims. We filed a motion for summary judgment of non-infringement of the remaining asserted patent claims and motions to exclude testimony from Spineology’s technical and damages experts. Spineology filed a motion for summary judgment of infringement. On July 25, 2017, the Court granted our motion for summary judgment of non-infringement; denied Spineology’s motion for summary judgment of infringement; and denied all remaining motions as moot. The Court also entered judgment in our favor and against Spineology on all issues. Spineology appealed the judgment to the U.S. Court of Appeals for the Federal Circuit and we are awaiting oral argument, which is scheduled for June 4, 2018.
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

On July 7, 2017, the Court extended the deadlines for completing discovery until after it ruled on those pending motions. On August 29, 2017, the Court ruled on the motions to dismiss and for summary judgment. In view of that decision, on September 22, 2017, the parties stipulated, and the Court entered, a judgment that effectively ended the case in a draw. We appealed the judgment as to our claims against Spineology to the U.S. Court of Appeals for the Sixth Circuit and are awaiting oral argument. Spineology did not appeal the District Court’s dismissal of its contract counterclaim.
In August 2016, we received a letter from KFx Medical Corporation (KFx) alleging that a legacy Tornier product (the Piton Suture Anchor) infringes one of KFx’s patents when used in knotless double row tissue fixation techniques. On April 6, 2017, we filed a declaratory judgment action in the United States District Court for the District of Delaware, Case No. 1:17-cv-00384, seeking declaratory judgment of non-infringement and invalidity of United States Patent Nos. 7,585,311; 8,100,942; and 8,109,969. On April 20, 2017, KFx filed an answer and counterclaim alleging we indirectly infringe, and induce infringement of, these patents. On March 13, 2018, we entered into a settlement agreement pursuant to which we paid KFx a one-time lump sum license fee in an immaterial amount in exchange for a fully paid global license to the relevant KFx patents. As a result of the settlement, the Court dismissed the case (including KFx’s counterclaims of patent infringement) with prejudice on March 23, 2018.
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
Certain plaintiffs have elected to file their lawsuits in state courts in California. In doing so, most of those plaintiffs have named a surgeon involved in the design of the allegedly defective products as a defendant in the actions, along with his personal corporation. Pursuant to contractual obligations, we have agreed to indemnify and defend the surgeon in those actions. Similar to the MDL proceeding in federal court, because the lawsuits generally employ similar allegations, certain of those pending lawsuits in California were consolidated for pre-trial handling on May 14, 2012 pursuant to procedures of California State Judicial Counsel Coordinated Proceedings (the JCCP). The consolidated matter is known as In re: Wright Hip Systems Cases, Judicial Counsel Coordination Proceeding No. 4710. Pursuant to previously disclosed settlement agreements with the Court-appointed attorneys representing plaintiffs in the MDL and JCCP described below, the MDL and JCCP were closed to new cases effective October 18, 2017 and October 31, 2017, respectively.
Every hip implant case, including metal-on-metal hip cases, involves fundamental issues of law, science and medicine that often are uncertain, that continue to evolve, and which present contested facts and issues that can differ significantly from case to case. Such contested facts and issues include medical causation, individual patient characteristics, surgery specific factors, statutes of limitation, and the existence of actual, provable injury.
Excluding claims resolved in the settlement agreements described below, as of April 1, 2018, there were approximately 110 metal-on-metal hip cases pending in U.S. courts. This number includes cases ineligible for settlement, cases which opted out of settlement, post-settlement cases, and existing state court cases that were not part of the MDL or JCCP.  As of April 1, 2018, we estimate there also was pending approximately 60 non-U.S. metal-on metal cases and 30 modular neck cases alleging claims related to the release of metal ions. We also estimate that as of April 1, 2018 there were approximately 550 non-revision claims awaiting dismissal in the MDL and JCCP pursuant to the terms of the settlement agreements. Although there is a limited time period during which dismissed non-revision claims may be refiled, it is presently unclear how many non-revision claimants will elect to do so. We believe we have data that supports the efficacy and safety of our hip products.
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

On October 3, 2017, WMT entered into the Second Settlement Agreements with the Court-appointed attorneys representing plaintiffs in the MDL and JCCP. Under the terms of the Second Settlement Agreements, the parties agreed to settle 629 specifically identified CONSERVE®, DYNASTY® and LINEAGE® claims that meet the eligibility requirements of the Second Settlement Agreements and are either pending in the MDL or JCCP, or subject to court-approved tolling agreements in the MDL or JCCP, for a maximum settlement amount of $89.75 million. The comprehensive settlement amount was contingent on WMT’s recovery of new insurance proceeds totaling at least $35 million from applicable insurance carriers by December 31, 2017. On December 29, 2017, WMT entered into a First Amendment to the Third Settlement Agreement pursuant to which the deadline for the recovery of new insurance proceeds totaling at least $35 million from applicable insurance carriers was extended through February 28, 2018 and, on February 23, 2018, WMT entered into a Second Amendment to the Third Settlement Agreement pursuant to which the deadline was extended through March 30, 2018. On March 29, 2018, WMT entered into a Third Amendment to the Third Settlement Agreement which eliminates the contingency and gives WMT the option, by September 30, 2018, to either pay or make available for payment the then outstanding deficit on the insurance contingency or transfer to eligible claimants WMT’s claims against the insurance carriers with whom WMT has not settled, and pay or make available for payment such insurance deficit in March 2019, subject to the right to recover these funds from any plaintiff recoveries from carriers plus ten percent interest, plus an additional $5 million in costs, in each case after recovery by plaintiffs’ counsel of costs and fees. In connection with such transfer agreement, WMT would also enter into a stipulated judgment in the amount of $541 million, which judgment would not be recoverable against WMT or its affiliates. To date, certain of the insurance carriers have contributed $21.9 million of funds applicable against the $35 million contingency, leaving a $13.1 million deficit as of April 30, 2018.
The first state court metal-on-metal hip trial not part of the MDL or JCCP, Donald Deline v. Wright Medical Technology, Inc., et al, commenced on October 24, 2016 in the Circuit Court of St. Louis County, Missouri. On November 3, 2016, the jury returned a verdict in our favor. The plaintiff appealed and the appellate court heard oral argument on November 8, 2017. On February 20, 2018, the Missouri Court of Appeals, Eastern District, denied the plaintiff’s appeal and upheld the verdict of the trial court. The plaintiff’s time for seeking any further relief from the verdict has lapsed and this matter is closed.
We have received claims for personal injury against us associated with fractures of our PROFEMUR® titanium modular neck product (Titanium Modular Neck Claims). As of April 1, 2018, there were approximately 20 pending U.S. lawsuits and approximately 60 pending non-U.S. lawsuits alleging such claims. These lawsuits generally seek monetary damages.
We are aware that MicroPort has recalled certain sizes of its cobalt chrome modular neck products as a result of alleged fractures. As of April 1, 2018, there were five pending U.S. lawsuits and seven pending non-U.S. lawsuits against us alleging personal injury resulting from the fracture of a cobalt chrome modular neck. These lawsuits generally seek monetary damages.
In June 2015, a jury returned a $4.4 million verdict against us in a case involving a fractured hip implant stem sold prior to the MicroPort closing. This was a one-of-a-kind case unrelated to the modular neck fracture cases we have previously reported. There are no other cases pending related to this component, nor are we aware of other instances where this component has fractured. The case, Alan Warner et al. vs. Wright Medical Technology, Inc. et al., case no. BC 475958, which was filed on December 27, 2011, was tried in the Superior Court of the State of California for the County of Los Angeles, Central District. In September 2015, the trial judge reduced the jury verdict to $1.025 million and indicated that if the plaintiff did not accept the reduced award he would schedule a new trial solely on the issue of damages. The plaintiff elected not to accept the reduced damage award, and both parties appealed. On November 14, 2017, our primary insurance carrier agreed to defend and indemnify us in connection with this lawsuit under a reservation of rights. On January 9, 2018, the California appellate court heard oral argument on the parties’ cross-appeals. On March 6, 2018, the appellate court rejected our appeal and granted plaintiff’s, reinstating the original jury award of $4.4 million, plus interest. Our primary insurance carrier has directly paid this amount in full and the case will be dismissed with prejudice.
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
In March 2017, Lexington Insurance Company (Lexington), which had been dismissed from the Tennessee action, requested arbitration under five Lexington insurance policies in connection with the CONSERVE® Claims. We subsequently engaged in discussions and correspondence with Lexington about the scope of the requested arbitration(s). On or about October 27, 2017, Lexington filed an Application for Order to Compel Arbitration in the Commonwealth of Massachusetts, Suffolk County Superior Court, naming WMT, Wright Medical Group, Inc., and Wright Medical Group N.V. We opposed the Application. On February 28, 2018, the Massachusetts Court ordered the parties to arbitrate the two Lexington insurance policies containing Massachusetts arbitration clauses but did not order arbitration under the remaining three Lexington policies at issue. We have appealed that ruling.
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
On February 22, 2018, we and certain of our subsidiaries entered into a Settlement and Release Agreement (Second Insurance Settlement Agreement) with Federal Insurance Company (a subsidiary of Chubb Insurance) (Federal), pursuant to which Federal has paid us a single lump sum payment of $15 million (in addition to $5 million previously paid by Federal). This is in full satisfaction of all potential liability of Federal relating to designated metal-on-metal hip claims, including but not limited to all claims asserted by our subsidiary WMT against Federal in the previously disclosed insurance coverage litigation. On March 20, 2018, Federal was dismissed from the Tennessee and California actions described above.
On April 19, 2018, we and certain of our subsidiaries entered into a Settlement and Release Agreement (Third Insurance Settlement Agreement) with Catlin Underwriting Agencies Limited for and on behalf of Syndicate 2003 at Lloyd’s of London (Lloyd’s Syndicate 2003) pursuant to which Lloyd’s Syndicate 2003 has paid us a single lump sum payment of $1.9 million (in addition to $5 million previously paid by Lloyd’s Syndicate 2003). This amount is in full satisfaction of all potential liability of Lloyd’s Syndicate 2003 relating to designated metal-on-metal hip claims, including but not limited to all claims asserted by our subsidiary WMT against Lloyd’s Syndicate 2003 in the previously disclosed insurance coverage litigation. On May 1, 2018, Lloyd’s Syndicate 2003 was dismissed from the Tennessee action described above. The dismissal of Lloyd’s Syndicate 2003 from the California action is in process.
During the second quarter of 2018, we resolved the previously reported insurance arbitration. See Note 13 to our condensed consolidated financial statements for additional information.
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
ITEM 1A. RISK FACTORS.
There have been no material changes to the risk factors that were discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on February 27, 2018, other than the updated risk factors below which update or replace the existing risk factors addressing the same topic and the deletion of the risk factor entitled “Our obligation to settle substantially all the remaining outstanding metal-on-metal hip claims may be cancelled if the insurance recovery contingency contained in the Second Settlement Agreements is not satisfied, which would leave a substantial number of metal-on-metal hip claims unresolved.”
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
We have been named as a defendant, in some cases with multiple other defendants, in lawsuits in which it is alleged that certain defects in the design, manufacture, or labeling of certain metal-on-metal and other hip replacement products rendered the products defective. The pre-trial management of certain of the metal-on-metal claims was consolidated in the federal court system, in the United States District Court for the Northern District of Georgia under multi-district litigation (MDL) and certain other claims by the Judicial Counsel Coordinated Proceedings in state court in Los Angeles County, California (JCCP). Pursuant to previously disclosed settlement agreements with the Court-appointed attorneys representing plaintiffs in the MDL and JCCP, the MDL and JCCP were closed to new cases effective October 18, 2017 and October 31, 2017, respectively. Excluding claims resolved in the settlement agreements, as of April 1, 2018, there were approximately 110 metal-on-metal hip cases pending in U.S. courts. This number includes cases ineligible for settlement, cases which opted out of settlement, post-settlement cases, and existing state court cases that were not part of the MDL or JCCP. As of April 1, 2018, we estimate there also was pending approximately 60 non-U.S. metal-on metal cases, 30 U.S. cobalt chrome modular neck corrosion cases, 20 U.S. titanium modular neck fracture cases, 60 non-U.S. titanium modular neck fracture cases, 5 U.S. cobalt chrome modular neck fracture cases, and 7 non-U.S. cobalt chrome modular neck fracture cases. We also estimate that as of April 1, 2018 there were approximately 550 non-revision claims awaiting dismissal in the MDL and JCCP pursuant to the terms of the settlement agreements. Although there is a limited time period during which dismissed non-revision claims may be refiled, it is presently unclear how many non-revision claimants will elect to do so. We believe we have data that supports the efficacy and safety of our hip products, and have been vigorously defending these cases.
Our material product liability litigation is discussed in Note 13 to our consolidated financial statements. These matters are subject to many uncertainties and outcomes are not predictable. Regardless of the outcome of these matters, legal defenses are costly. We have incurred and expect to continue to incur substantial legal expenses in connection with the defense of these matters. We could incur significant liabilities associated with adverse outcomes that exceed our products liability insurance coverage, which could adversely affect our operating results or results from discontinued operations and financial condition. The ultimate cost to us with respect to product liability claims could be materially different than the amount of the current estimates and accruals and could have a material adverse effect on our financial position, operating results or results from discontinued operations, and cash flows.

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
Each of the Second Settlement Agreements contains a 95% opt-in requirement meaning WMT may terminate either Settlement Agreement prior to any settlement disbursement if claimants holding greater than 5% of eligible claims in Tranches 1 and 2, collectively, or claimants holding greater than 5% of eligible claims in Tranche 3, elect to “opt-out” of the settlement. We believe a participation rate of at least 95% is necessary in order to realize the benefits of the Second Settlement Agreements. On January 2, 2018, we received notification that 100% of the claimants in Tranches 1 and 2 opted in. We reviewed proof of claim documentation for these claimants and confirmed a final opt-in percentage of 100%. On or about May 1, 2018, we received notice from plaintiffs that the 95% opt-in threshold has also been met for Tranche 3. We have until May 30, 2018 to confirm this. If a 95% participation rate is not achieved with respect to Tranche 3 there is a significant risk the Tranche 3 Second Settlement Agreement will be cancelled. If the Tranche 3 Second Settlement Agreement is cancelled, we will be required to continue defending the 541 claims that would otherwise be settled, and the previously disclosed risks, uncertainties and contingencies associated with these claims will remain unresolved.
Certain of our settlement agreements with insurance carriers include broad releases of coverage for present and future claims of personal injury alleged to be caused by metal-on-metal hip components or the release of metal ions, which could result in inadequate insurance coverage to defend and resolve these claims. In addition, our settlements with these carriers do not resolve previously disclosed disputes with the remaining carriers concerning the extent of coverage available for metal-on-metal hip claims.
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
On February 22, 2018, we and certain of our subsidiaries entered into a Settlement and Release Agreement (Second Insurance Settlement Agreement) with Federal Insurance Company, a subsidiary of Chubb Insurance (Federal), pursuant to which Federal has paid us a single lump sum payment of $15 million (in addition to $5 million previously paid by Federal). This amount is in full satisfaction of all potential liability of Federal relating to designated metal-on-metal hip claims, including but not limited to all claims asserted by our subsidiary WMT against Federal in the previously disclosed insurance coverage litigation.
On April 19, 2018, we and certain of our subsidiaries entered into a Settlement and Release Agreement (Third Insurance Settlement Agreement) with Catlin Underwriting Agencies Limited for and on behalf of Syndicate 2003 at Lloyd’s of London (Lloyd’s Syndicate 2003) pursuant to which Lloyd’s Syndicate 2003 has paid us a single lump sum payment of $1.9 million (in addition to $5 million previously paid by Lloyd’s Syndicate 2003). This amount is in full satisfaction of all potential liability of Lloyd’s Syndicate 2003 relating to designated metal-on-metal hip claims, including but not limited to all claims asserted by our subsidiary WMT against Lloyd’s Syndicate 2003 in the previously disclosed insurance coverage litigation.
As a result of the above-mentioned settlement agreements, we have no further coverage from the Three Settling Insurers for present or future metal-on-metal or metal ion claims and we have no further coverage from Federal or Lloyd’s Syndicate 2003 for present or future metal-on-metal claims (as defined in the settlement agreements).
Our existing product liability insurance coverage may be inadequate to protect us from any liabilities we might incur.
If the product liability claims brought against us involve uninsured liabilities or result in liabilities that exceed our insurance coverage, our business, financial condition, and operating results could be materially and adversely affected. Further, such product liability matters may negatively impact our ability to obtain insurance coverage or cost-effective insurance coverage in future periods. We remain in litigation with the insurance carriers with whom we have not settled (Lexington and Catlin, with remaining policy limits totaling $30 million and $5 million, respectively) concerning the amount of coverage available to satisfy potential liabilities associated with the metal-on-metal hip claims against us. An unfavorable outcome in this litigation could have an adverse effect on our financial condition and results from discontinued operations if we ultimately are subject to liabilities associated with these claims that exceed coverage amounts not in dispute.

MicroPort’s recall of certain sizes of its cobalt chrome modular neck devices due to alleged fractures could result in additional product liability claims against us. Although we have contested these claims, adverse outcomes could harm our business and adversely affect our results from discontinued operations and financial condition.
In August 2015, MicroPort announced the voluntary recall of certain sizes of its PROFEMUR® Long Cobalt Chrome Modular Neck devices manufactured from June 15, 2009 to July 22, 2015. Because MicroPort did not acquire the OrthoRecon business until January 2014, many of the recalled devices were sold by legacy Wright prior to the acquisition by MicroPort. Under the asset purchase agreement with MicroPort, legacy Wright retained responsibility, as between it and MicroPort, for claims for personal injury relating to sales of these products prior to the acquisition. We were not consulted by MicroPort in connection with its recall, and we were aware of only twelve lawsuits alleging personal injury related to cobalt chrome neck fractures (five in the United States and seven outside the United States) as of April 1, 2018. However, if the number of product liability claims alleging personal injury from fractures of cobalt chrome modular necks we sold prior to the MicroPort transaction were to become significant, this could have an adverse effect on our results from discontinued operations and financial condition.
A competitor’s recall of its modular hip systems, and the liability claims and adverse publicity which ensued, could generate copycat claims against modular hip systems legacy Wright sold.
On July 6, 2012, Stryker Corporation announced the voluntary recall of its Rejuvenate Modular and ABG II modular neck hip stems citing risks including the potential for fretting and/or corrosion at or about the modular neck junction. Although Stryker’s recalled modular neck hip stems differ in design and material from the PROFEMUR® modular neck systems legacy Wright sold before divestiture of the OrthoRecon business, we have previously noted the risk that Stryker’s recall and the resultant publicity could negatively impact sales of modular neck systems of other manufacturers, including the PROFEMUR® system, and that Stryker’s action has increased industry focus on the safety of cobalt chrome modular neck products. We have carefully monitored the clinical performance of the PROFEMUR® modular neck hip system, which combine a cobalt chrome modular neck and a titanium stem. With over 33,000 units sold since this version was introduced in 2009, and an extremely low complaint rate, we remain confident in the safety and efficacy of this product. Nevertheless, in light of Stryker’s recall, the resulting product liability claims to which it has been subject, and the general negative publicity surrounding “metal-on-metal” articulating surfaces (which do not involve modular hip stems), there remains a risk that, even in the absence of clinical evidence, claims for personal injury relating to sales of these products before divestiture of the OrthoRecon business could increase, which could have an adverse effect on our financial condition and results from discontinued operations since legacy Wright retained responsibility, as between it and MicroPort, for these claims. Since the 2012 Stryker recall, we have from time to time been subject to product liability claims alleging corrosion of cobalt chrome modular necks. We presently have approximately 30 such lawsuits pending in various U.S. courts.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
The following information included in this Quarterly Report on Form 10-Q is provided pursuant to Item 1.01 “Entry into a Material Definitive Agreement” and Item 2.03 “Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant” of Form 8-K:
General
On May 7, 2018 (Closing Date), Wright Medical Group N.V. amended and restated our previously disclosed Credit, Security and Guaranty Agreement, dated as of December 23, 2016 (as amended, ABL Credit Agreement) to add a $40 million term loan facility (Term Loan Facility). The parties to the Amended and Restated Credit, Security and Guaranty Agreement (Credit Agreement) are us, as a guarantor, Wright Medical Group, Inc. (Borrower Representative) and certain of our other wholly-owned U.S. subsidiaries, as borrowers (collectively, Borrowers), Midcap Funding IV Trust, as administrative agent (Agent) and a lender and the additional lenders from time to time party thereto.
In addition to continuing to provide for the $150.0 million senior secured asset based line of credit on substantially the same terms as set forth in the ABL Credit Agreement, the Credit Agreement also provides for the Term Loan Facility. The initial $20.0 million term loan tranche was funded on the Closing Date. We may at any time borrow the second $20.0 million term loan tranche, but will be required to do so no later than May 7, 2019 unless we meet certain adjusted EBITDA targets; in which case, we will be permitted to extend the borrowing requirement for up to an additional two years.
All borrowings under the Term Loan Facility are subject to the satisfaction of customary conditions, including the absence of default and the accuracy of representations and warranties in all material respects.
Interest, Amortization and Fees
The interest rate applicable to borrowings under the Term Loan Facility will be equal to one-month LIBOR plus 7.85%, subject to a 1.00% LIBOR floor.
Amortization payments under the Term Loan Facility are due in equal monthly installments beginning on May 1, 2019 unless we meet certain adjusted EBITDA targets; in which case, the amortization payments would not commence until May 1, 2021.
In addition to paying interest on the outstanding loans under the Term Loan Facility, the Borrowers will also be required to pay certain other customary fees related to Agent’s administration of the Term Loan Facility.
Prepayments
The Term Loan Facility requires mandatory prepayments, subject to the right of reinvestment and certain other exceptions, in amounts equal to 100% of the net cash proceeds from certain asset sales and casualty and condemnation events in excess of $10 million in any fiscal year. Any voluntary or mandatory prepayment under the Term Loan Facility, subject to certain exceptions, is subject to a 1.00% prepayment premium.
Final Maturity
The advances under the Term Loan Facility will be due and payable in full at the same time as the outstanding loans under the ABL Facility.
Collateral and Guarantors
All of the obligations under the Term Loan Facility and the ABL Facility are guaranteed jointly and severally by us and each of the Borrowers and are secured by a senior first priority security interest in substantially all existing and after-acquired assets of us and each Borrower on the terms set forth in the Credit Agreement.
Restrictive Covenants and Other Matters
In addition to financial and liquidity covenants consistent with those in the ABL Credit Agreement, while the Term Loan Facility is outstanding, we are required to maintain a minimum adjusted EBITDA, as described in the Credit Agreement. The Credit Agreement will not affect our ability to meet our existing contractual obligations, including payments under the Borrower Representative’s contingent value rights agreement, except in circumstances where an event of default (subject to certain exceptions) has occurred and is continuing.
The Credit Agreement also contains negative covenants, representations and warranties, affirmative covenants and events of default, in each case subject to grace periods, thresholds and materiality qualifiers consistent with the ABL Credit Agreement.
The foregoing represents only a summary of the material terms of the Credit Agreement, does not purport to be complete and is qualified by the text of the Credit Agreement, which is expected to be filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ending July 1, 2018 and is incorporated herein by reference.
ITEM 6. EXHIBITS.

(a)	Exhibits.
The following exhibits are being filed or furnished with this Quarterly Report on Form 10-Q:

Exhibit No.	Exhibit	Method of Filing
10.1	Second Amendment to the Third Settlement Agreement dated as of February 23, 2018 between Wright Medical Technology, Inc. and the Counsel Listed on the Signature Pages Thereto	Incorporated by reference to Exhibit 10.90 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (File No. 001-35065)
10.2	Third Amendment to the Third Settlement Agreement dated as of March 29, 2018 between Wright Medical Technology, Inc. and the Counsel Listed on the Signature Pages Thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 4, 2018 (File No. 001-35065)
10.3
Omnibus Limited Consent and Amendment No. 3 to Credit, Security and Guaranty Agreement and Amendment No. 2 to Pledge Agreement dated as of February 13, 2018 among Wright Medical Group N.V. (as Guarantor), Wright Medical Group, Inc. (as Borrower), Certain Other Direct and Indirect Subsidiaries Listed on the Signature Pages Thereto (each as Borrower), Midcap Funding IV Trust (as Lender and Agent) and the Financial Institutions or other Entities Parties Thereto
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
101
The following materials from Wright Medical Group N.V.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of April 1, 2018 and December 31, 2017, (ii) the Consolidated Statements of Operations for the three months ended April 1, 2018 and March 26, 2017, (iii) the Consolidated Statements of Comprehensive Loss for the three months ended April 1, 2018 and March 26, 2017, (iv) the Consolidated Statements of Cash Flows for the three months ended April 1, 2018 and March 26, 2017, and (v) Notes to Consolidated Financial Statements
Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
May 9, 2018

WRIGHT MEDICAL GROUP N.V.
By:	/s/ Robert J. Palmisano
Robert J. Palmisano
President and Chief Executive Officer
(principal executive officer)

By:	/s/ Lance A. Berry
Lance A. Berry
Senior Vice President and Chief Financial Officer
(principal financial officer)