Form 10-Q
period 2018-07-01
Wright Medical Group N.V.
filed 2018-08-09
CIK 1492658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of August 3, 2018, there were 106,533,200 ordinary shares outstanding.

WRIGHT MEDICAL GROUP N.V.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JULY 1, 2018

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

•	risks associated with our credit, security and guaranty agreement for our senior secured asset-based line of credit and term loan facility;

•	inability to raise additional financing when needed and on favorable terms;

•	the loss of key suppliers, which may result in our inability to meet customer orders for our products in a timely manner or within our budget;

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited).
Wright Medical Group N.V. Condensed Consolidated Balance Sheets (In thousands, except share data) (unaudited)

	July 1, 2018	December 31, 2017
Assets:
Current assets:
Cash and cash equivalents	$313,214	$167,740
Accounts receivable, net	124,848	130,610
Inventories	170,919	168,144
Prepaid expenses	14,612	13,555
Other current assets	98,239	86,845
Total current assets	721,832	566,894

Property, plant and equipment, net	217,383	212,379
Goodwill	923,953	933,662
Intangible assets, net	216,075	231,001
Deferred income taxes	909	937
Other assets	331,880	183,851
Total assets	$2,412,032	$2,128,724
Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$42,208	$41,831
Accrued expenses and other current liabilities	268,035	314,558
Current portion of long-term obligations	39,861	58,906
Total current liabilities	350,104	415,295

Long-term debt and capital lease obligations	1,061,998	836,208
Deferred income taxes	13,825	15,780
Other liabilities	417,865	272,745
Total liabilities	1,843,792	1,540,028
Commitments and contingencies (Note 13)
Shareholders’ equity:
Ordinary shares, €0.03 par value, authorized: 320,000,000 shares; issued and outstanding: 106,443,280 shares at July 1, 2018 and 105,807,424 shares at December 31, 2017	3,919	3,896
Additional paid-in capital	2,060,949	1,971,347
Accumulated other comprehensive income	5,421	22,290
Accumulated deficit	(1,502,049)	(1,408,837)
Total shareholders’ equity	568,240	588,696
Total liabilities and shareholders’ equity	$2,412,032	$2,128,724
The accompanying notes are an integral part of these condensed consolidated financial statements.

Wright Medical Group N.V. Condensed Consolidated Statements of Operations (In thousands, except per share data) (unaudited)

	Three months ended		Six months ended
	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017
Net sales	$205,400	$179,693	$403,937	$356,884
Cost of sales [1]	45,558	38,122	86,697	75,248
Gross profit	159,842	141,571	317,240	281,636
Operating expenses:
Selling, general and administrative [1]	140,826	130,818	278,074	260,652
Research and development [1]	14,665	12,547	28,564	24,979
Amortization of intangible assets	6,009	6,999	13,150	14,396
Total operating expenses	161,500	150,364	319,788	300,027
Operating loss	(1,658)	(8,793)	(2,548)	(18,391)
Interest expense, net	20,678	18,339	40,490	36,534
Other expense (income), net	72,747	(6,557)	71,747	1,418
Loss from continuing operations before income taxes	(95,083)	(20,575)	(114,785)	(56,343)
(Benefit) provision for income taxes	(4,462)	385	(4,257)	1,324
Net loss from continuing operations	(90,621)	(20,960)	(110,528)	(57,667)
Income (loss) from discontinued operations, net of tax	22,923	(20,202)	17,316	(42,194)
Net loss	$(67,698)	$(41,162)	$(93,212)	$(99,861)

Net loss from continuing operations per share-basic and diluted (Note 12):	$(0.85)	$(0.20)	$(1.04)	$(0.55)
Net income (loss) from discontinued operations per share-basic and diluted (Note 12):	$0.21	$(0.19)	$0.16	$(0.41)
Net loss per share-basic and diluted (Note 12):	$(0.64)	$(0.39)	$(0.88)	$(0.96)

Weighted-average number of ordinary shares outstanding-basic and diluted:	106,095	104,377	106,000	104,020
___________________________

[1]	These line items include the following amounts of non-cash, share-based compensation expense for the periods indicated:

	Three months ended		Six months ended
	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017
Cost of sales	$146	$132	$311	$251
Selling, general and administrative	5,437	4,323	9,959	7,979
Research and development	478	277	809	456
The accompanying notes are an integral part of these condensed consolidated financial statements.

Wright Medical Group N.V.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(unaudited)

	Three months ended		Six months ended
	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017
Net loss	$(67,698)	$(41,162)	$(93,212)	$(99,861)

Other comprehensive (loss) income:
Changes in foreign currency translation	(29,327)	10,785	(16,869)	19,230
Other comprehensive (loss) income	(29,327)	10,785	(16,869)	19,230

Comprehensive loss	$(97,025)	$(30,377)	$(110,081)	$(80,631)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Wright Medical Group N.V. Condensed Consolidated Statements of Cash Flows (In thousands) (unaudited)

	Six months ended
	July 1, 2018	June 25, 2017
Operating activities:
Net loss	$(93,212)	$(99,861)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	28,382	27,124
Share-based compensation expense	11,079	8,686
Amortization of intangible assets	13,150	14,396
Amortization of deferred financing costs and debt discount	26,986	24,643
Deferred income taxes	(1,531)	(725)
Provision for excess and obsolete inventory	11,025	7,619
Non-cash loss on extinguishment of debt	39,935	—
Non-cash adjustment to derivative fair values	34,573	(3,964)
Mark-to-market adjustment for CVRs (Note 6)	(6,447)	2,236
Other	792	1,470
Changes in assets and liabilities:
Accounts receivable	3,869	15,238
Inventories	(17,531)	(16,563)
Prepaid expenses and other current assets	29,667	8,971
Accounts payable	821	8,121
Accrued expenses and other liabilities	(30,300)	(22,930)
Metal-on-metal product liabilities (Note 13)	(56,423)	14,721
Net cash used in operating activities	(5,165)	(10,818)
Investing activities:
Capital expenditures	(29,732)	(31,355)
Purchase of intangible assets	(605)	(944)
Other investing	(500)	—
Net cash used in investing activities	(30,837)	(32,299)
Financing activities:
Issuance of ordinary shares	5,713	19,670
Issuance of warrants	102,137	—
Payment of notes premium	(55,643)	—
Payment of notes hedge options	(141,278)	—
Proceeds from exchangeable senior notes	675,000	—
Proceeds from other debt	23,434	—
Payments of debt	(22,272)	(9,374)
Redemption of convertible senior notes	(400,911)	—
Payments of deferred financing costs	(919)	—
Payment of contingent consideration	(919)	(987)
Payments of capital lease obligations	(2,559)	(1,065)
Net cash provided by financing activities	181,783	8,244
Effect of exchange rates on cash and cash equivalents	(307)	1,503
Net increase (decrease) in cash and cash equivalents	145,474	(33,370)

Wright Medical Group N.V. Consolidated Statements of Cash Flows (Continued) (In thousands)

	Six months ended
	July 1, 2018	June 25, 2017
Cash, cash equivalents, and restricted cash, beginning of period [1]	167,740	412,265
Cash, cash equivalents, and restricted cash, end of period [1]	$313,214	$378,895
___________________________

[1]
As of June 25, 2017 and December 25, 2016, we had cash and cash equivalents of $228.9 million and $262.3 million, respectively. As of June 25, 2017 and December 25, 2016, we had $150 million in restricted cash to secure our obligations under a Master Settlement Agreement (MSA) that WMT entered into in connection with the metal-on-metal hip litigation as described in Note 13.

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
Our global corporate headquarters are located in Amsterdam, the Netherlands. We also have significant operations located in Memphis, Tennessee (U.S. headquarters, research and development, sales and marketing administration, and administrative activities); Bloomington, Minnesota (upper extremities sales and marketing and warehousing operations); Arlington, Tennessee (manufacturing and warehousing operations); Franklin, Tennessee (manufacturing and warehousing operations); Warsaw, Indiana (research and development); Montbonnot, France (manufacturing and warehousing operations); Plouzané, France (research and development); and Macroom, Ireland (manufacturing). In addition, we have local sales and distribution offices in Canada, Australia, Asia, Latin America, and throughout Europe. For purposes of this report, references to "international" or "foreign" relate to non-U.S. matters while references to "domestic" relate to U.S. matters.
Our fiscal year-end is generally determined on a 52-week basis and runs from the Monday nearest to the 31st of December of a year and ends on the Sunday nearest to the 31st of December of the following year. Every few years, it is necessary to add an extra week to the year making it a 53-week period. The fiscal year ended December 31, 2017 was a 53-week period.
The condensed consolidated financial statements and accompanying notes present our consolidated results for each of the three and six months ended July 1, 2018 and June 25, 2017. The three and six months ended July 1, 2018 and June 25, 2017 each consisted of thirteen and twenty-six weeks, respectively.
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
2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation. The unaudited condensed consolidated interim financial statements of Wright Medical Group N.V. have been prepared in accordance with U.S. generally accepted accounting principles (US GAAP) for interim financial statements and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to these rules and regulations. Accordingly, these unaudited condensed consolidated interim financial statements should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on February 27, 2018.
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
We record revenues from sales to our stocking distributors at a point in time upon transfer of control of promised products to the distributor. Our stocking distributors, who sell the products to their customers, take control of the products and assume all risks of ownership upon transfer. Our stocking distributors are obligated to pay us within specified terms regardless of when, if ever,

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

they sell the products. In general, our stocking distributors do not have any rights of return or exchange; however, in limited situations, we have repurchase agreements with certain stocking distributors. Those certain agreements require us to repurchase a specified percentage of the inventory purchased by the distributor within a specified period of time prior to the expiration of the contract. During those specified periods, we defer the applicable percentage of the sales. An insignificant amount of sales related to these types of agreements were deferred and not yet recognized as revenue as of July 1, 2018 and December 31, 2017.
We must make estimates of potential future product returns related to current period product sales. We base our estimate for sales returns on historical sales and product return information, including historical experience and trend information. Our reserve for sales returns has historically been immaterial. We incur shipping and handling costs associated with the shipment of goods to customers, independent distributors, and our subsidiaries. Amounts billed to customers for shipping and handling of products are included in net sales. Costs incurred related to shipping and handling of products to customers are included in selling, general and administrative expenses. We also record depreciation on surgical instruments used by our hospital and surgery center customers within selling, general and administrative expense as these costs are considered to be similar to shipping and handling costs, necessary to deliver the implant products to the end customer.
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

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

3. Acquisitions
IMASCAP
On December 14, 2017, we completed the acquisition of IMASCAP SAS (IMASCAP), a leader in the development of software-based solutions for preoperative planning of shoulder replacement surgery. The intent of this transaction is to ensure exclusive access to breakthrough software enabling technology and patents to further differentiate our product portfolio and to further accelerate growth opportunities in our global extremities business. Under the terms of the agreement with IMASCAP, we acquired 100% of IMASCAP’s outstanding equity on a fully diluted basis for an initial payment of €52.9 million, or approximately $62.3 million, consisting of approximately €39.7 million, or approximately $46.7 million, in cash and approximately €13.2 million, or approximately $15.6 million, representing 661,753 Wright ordinary shares, payable at closing. Additionally, the purchase price includes an estimated €15.1 million, or approximately $17.8 million, of contingent consideration related to the achievement of certain technical milestones and sales earnouts. The technical milestones involve the development and approval of a patient specific implant system and new software modules. The sales earnouts relate to patient specific guides and the future patient specific implant system.
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
Of the $10.9 million of acquired intangible assets, $5.6 million was assigned to developed technology (6-year life) and $5.3 million was assigned to in-process research and development.
The excess of the cost of the acquisition over the fair value of the net assets acquired is recorded as goodwill. The goodwill is primarily attributable to strategic opportunities that arose from the acquisition of IMASCAP. The goodwill is not expected to be deductible for tax purposes.
During the six months ended July 1, 2018, there were no changes to the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date.

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

4. Discontinued Operations
For the three and six months ended July 1, 2018, our income from discontinued operations, net of tax, totaled $22.9 million and $17.3 million, respectively. For the three and six months ended June 25, 2017, our loss from discontinued operations, net of tax, totaled $20.2 million and $42.2 million, respectively. Our income and loss from discontinued operations during 2018 and 2017 was attributable primarily to expenses, net of insurance recoveries, associated with legacy Wright's former OrthoRecon business as described in Note 13 and, to a lesser degree, the former Large Joints business.
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
For the three and six months ended July 1, 2018, our loss from discontinued operations for the Large Joints business, net of tax, totaled $0.2 million and $0.4 million, respectively, and are primarily attributable to costs associated with transition services. For the three and six months ended June 25, 2017, our loss from discontinued operations for the Large Joints business, net of tax, totaled $0.5 million and $1.5 million, respectively, and are primarily attributable to professional fees and internal costs to support transition activities, costs associated with transition services and working capital adjustments.
Cash provided by operating activities from the Large Joints business totaled $2.5 million for the six months ended July 1, 2018. Cash used in operating activities by the Large Joints business totaled $1.3 million for the six months ended June 25, 2017.
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
As described within Note 13, in September 2015, the third insurance carrier in the policy year applicable to titanium modular neck fracture claims denied coverage under its $25 million excess liability policy despite full payout by the other carriers in that policy year. We strongly disputed the carrier's position and, in accordance with the dispute resolution provisions of the policy, initiated an arbitration proceeding in London, England seeking payment of these funds. The arbitration proceeding was completed on February 15, 2018 and, on April 11, 2018, the arbitration tribunal issued its ruling. Thereafter, we and the insurance carrier agreed to resolve the entire matter in exchange for a single lump sum payment by the carrier to us in the amount of $30.75 million, representing the full policy limits of $25 million plus an additional $5.75 million for legal costs and interest. We received payment of this sum from the carrier on May 8, 2018. This insurance recovery is reflected within our results of discontinued operations for the quarter ended July 1, 2018.

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

All current and historical operating results for the OrthoRecon business are reflected within discontinued operations in the condensed consolidated financial statements. The following table summarizes the results of discontinued operations for the OrthoRecon business (in thousands):

	Three months ended		Six months ended
	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017
Net sales	$—	$—	$—	$—
Selling, general and administrative	(29,299)	19,648	(23,862)	40,661
Income (loss) from discontinued operations before income taxes	29,299	(19,648)	23,862	(40,661)
Provision for income taxes	6,183	—	6,183	—
Total income (loss) from discontinued operations, net of tax	$23,116	$(19,648)	$17,679	$(40,661)
We will incur continuing cash outflows associated with legal defense costs and the ultimate resolution of these contingent liabilities, net of insurance proceeds, until these liabilities are resolved. Cash used in operating activities by the OrthoRecon business totaled $23.6 million and $17.7 million for the six months ended July 1, 2018 and June 25, 2017, respectively.
5. Inventories
Inventories consist of the following (in thousands):

	July 1, 2018	December 31, 2017
Raw materials	$8,172	$10,816
Work-in-process	35,732	28,581
Finished goods	127,015	128,747
	$170,919	$168,144
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

2023 Notes Conversion Derivative and Notes Hedges
On June 28, 2018, we issued $675 million aggregate principal amount of 1.625% cash exchangeable senior notes due 2023 (2023 Notes). The 2023 Notes are referred to as "exchangeable" in the 2023 Notes Indenture because they were issued by WMG, not us. See Note 9 of the condensed consolidated financial statements for additional information regarding the 2023 Notes. The 2023 Notes have a conversion derivative feature (2023 Notes Conversion Derivative) that requires bifurcation from the 2023 Notes in accordance with ASC Topic 815 and is accounted for as a derivative liability. The fair value of the 2023 Notes Conversion Derivative at the time of issuance of the 2023 Notes was $124.6 million.
In connection with the issuance of the 2023 Notes, we entered into hedges (2023 Notes Hedges) with two option counterparties. The 2023 Notes Hedges, which are cash-settled, are generally intended to reduce our exposure to potential cash payments that we

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

are required to make upon conversion of the 2023 Notes in excess of the principal amount of converted notes if our ordinary share price exceeds the conversion price. The aggregate cost of the 2023 Notes Hedges was $141.3 million and is accounted for as a derivative asset in accordance with ASC Topic 815. However, in connection with certain events, these option counterparties have the discretion to make certain adjustments to the 2023 Note Hedges, which may reduce the effectiveness of the 2023 Note Hedges.
The following table summarizes the fair value and the presentation in our condensed consolidated balance sheets (in thousands) of the 2023 Notes Hedges and 2023 Notes Conversion Derivative:

	Location on condensed consolidated balance sheet	July 1, 2018	December 31, 2017
2023 Notes Hedges	Other assets	$124,973	$—
2023 Notes Conversion Derivative	Other liabilities	$125,863	$—
The 2023 Notes Hedges and the 2023 Notes Conversion Derivative are measured at fair value using Level 3 inputs. These instruments are not actively traded and are valued using an option pricing model that uses observable and unobservable market data for inputs.
Neither the 2023 Notes Conversion Derivative nor the 2023 Notes Hedges qualify for hedge accounting; thus, any changes in the fair value of the derivatives are recognized immediately in our condensed consolidated statements of operations. The following table summarizes the net loss on changes in fair value (in thousands) related to the 2023 Notes Hedges and 2023 Notes Conversion Derivative:

Three and six months ended
July 1, 2018
2023 Notes Hedges	$(16,305)
2023 Notes Conversion Derivative	(1,238)
Net loss on changes in fair value	$(17,543)
2021 Notes Conversion Derivative and Notes Hedges
On May 20, 2016, we issued $395 million aggregate principal amount of 2.25% cash convertible senior notes due 2021 (2021 Notes). See Note 9 of the condensed consolidated financial statements for additional information regarding the 2021 Notes. The 2021 Notes have a conversion derivative feature (2021 Notes Conversion Derivative) that requires bifurcation from the 2021 Notes in accordance with ASC Topic 815 and is accounted for as a derivative liability. The fair value of the 2021 Notes Conversion Derivative at the time of issuance of the 2021 Notes was $117.2 million.
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
The following table summarizes the fair value and the presentation in our condensed consolidated balance sheets (in thousands) of the 2021 Notes Hedges and 2021 Notes Conversion Derivative:

	Location on condensed consolidated balance sheet	July 1, 2018	December 31, 2017
2021 Notes Hedges	Other assets	$176,328	$127,063
2021 Notes Conversion Derivative	Other liabilities	$175,641	$126,148
The 2021 Notes Hedges and the 2021 Notes Conversion Derivative are measured at fair value using Level 3 inputs. These instruments are not actively traded and are valued using an option pricing model that uses observable and unobservable market data for inputs.
Neither the 2021 Notes Conversion Derivative nor the 2021 Notes Hedges qualify for hedge accounting; thus, any changes in the fair value of the derivatives are recognized immediately in our condensed consolidated statements of operations. The following table summarizes the net gain (loss) on changes in fair value (in thousands) related to the 2021 Notes Hedges and 2021 Notes

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Conversion Derivative:

	Three months ended		Six months ended
	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017
2021 Notes Hedges	$60,959	$(73,416)	$49,265	$27,797
2021 Notes Conversion Derivative	(60,214)	76,244	(49,493)	(25,590)
Net gain (loss) on changes in fair value	$745	$2,828	$(228)	$2,207
2020 Notes Conversion Derivative and Notes Hedges
On February 13, 2015, WMG issued $632.5 million aggregate principal amount of 2.00% cash convertible senior notes due 2020 (2020 Notes). See Note 9 of the condensed consolidated financial statements for additional information regarding the 2020 Notes. The 2020 Notes have a conversion derivative feature (2020 Notes Conversion Derivative) that requires bifurcation from the 2020 Notes in accordance with ASC Topic 815 and is accounted for as a derivative liability. The fair value of the 2020 Notes Conversion Derivative at the time of issuance of the 2020 Notes was $149.8 million.
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
Concurrently with the issuance and sale of the 2021 Notes, certain holders of the 2020 Notes exchanged approximately $45 million aggregate principal amount of 2020 Notes for the 2021 Notes. For each $1,000 principal amount of 2020 Notes validly submitted for exchange, we delivered $990.00 principal amount of the 2021 Notes (subject, in each case, to rounding down to the nearest $1,000 principal amount of the 2021 Notes, the difference being referred as the rounded amount) to the investor plus an amount of cash equal to the unpaid interest on the 2020 Notes and the rounded amount at an aggregate cost of approximately $44.6 million. We settled the associated portion of the 2020 Notes Conversion Derivative at a benefit of approximately $0.4 million and satisfied the accrued interest, which was not material.
In addition, during the second quarter of 2016, we settled a portion of the 2020 Notes Hedges (receiving $3.9 million) and repurchased a portion of the warrants associated with the 2020 Notes (paying $3.3 million), generating net proceeds of approximately $0.6 million.
Concurrently with the issuance and sale of the 2023 Notes, certain holders of the 2020 Notes exchanged approximately $400.9 million aggregate principal amount of their 2020 Notes for the 2023 Notes. For each $1,000 principal amount of 2020 Notes validly submitted for exchange, we delivered $1,138.70 principal amount of the 2023 Notes (subject to rounding down to the nearest $1,000 principal amount of the 2023 Notes for each exchanging investor, the difference being referred as the rounded amount) to the investor. As part of this exchange we settled a pro rata portion of the 2020 Notes Conversion Derivative for $55.6 million.
During the second quarter of 2018, we also agreed to settle a pro rata portion of the 2020 Notes Hedges (2020 Settled Notes Hedges) and agreed to repurchase a pro rata portion of the warrants associated with the 2020 Notes. The warrants which we agreed to settle for cash as of July 1, 2018 are recorded as a derivative liability as of July 1, 2018 (2020 Warrants Derivative). The pricing of the 2020 Settled Notes Hedges and 2020 Warrants Derivative were based on the volume-weighted average price of our stock price during July 9, 2018 and July 27, 2018, the unwind period. As a result of these settlements, we received proceeds of approximately $34.6 million related to the 2020 Settled Notes Hedges and paid $24.0 million related to the 2020 Warrants Derivative, generating net proceeds of $10.6 million on July 30, 2018.
As of July 1, 2018, we had warrants which were exercisable for 6.2 million ordinary shares with a strike price of $38.8010 per ordinary share.

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The following table summarizes the fair value and the presentation in our condensed consolidated balance sheets (in thousands) of the 2020 Notes Hedges, 2020 Settled Notes Hedges, 2020 Notes Conversion Derivative and 2020 Warrants Derivative:

	Location on condensed consolidated balance sheet as of July 1, 2018	Location on condensed consolidated balance sheet as of December 31, 2017	July 1, 2018	December 31, 2017
2020 Notes Hedges [1]	Other assets	Other assets	$18,807	$14,302
2020 Settled Notes Hedges [1]	Other current assets	Other assets	$39,756	$30,731
2020 Warrants Derivative	Accrued expenses and other current liabilities	Not applicable	$27,558	$—
2020 Notes Conversion Derivative	Other liabilities	Other liabilities	$18,571	$44,132
___________________________

[1]
The presentation of the 2020 Notes Hedges as of December 31, 2017 has been updated to reflect the portion attributable to Settled Notes Hedges and the 2020 Notes Hedges that were not settled as part of the 2023 Notes issuance.

The 2020 Notes Hedges, 2020 Settled Notes Hedges, 2020 Warrants Derivative and the 2020 Notes Conversion Derivative are measured at fair value using Level 3 inputs. These instruments are not actively traded and are valued using an option pricing model that uses observable and unobservable market data for inputs.
Neither the 2020 Notes Conversion Derivative, the 2020 Notes Hedges, nor the 2020 Settled Notes Hedges qualify for hedge accounting; thus, any change in the fair value of the derivatives is recognized immediately in our condensed consolidated statements of operations. Additionally, the warrants associated with the 2020 Notes were recorded within shareholders' equity as of December 31, 2017 as, at that time, the warrants were expected to be net-share settled. However, as a result of the agreement to settle a portion of the warrants in cash, we established a derivative liability as of June 28, 2018, the date of the agreement, in the amount of $27.3 million and then recorded the change in the fair value of the derivative liability through July 1, 2018 within our condensed consolidated statements of operations. The following table summarizes the net (loss) gain on changes in fair value (in thousands) related to the 2020 Notes Hedges, 2020 Settled Notes Hedges, 2020 Warrants Derivative and 2020 Notes Conversion Derivative:

	Three months ended		Six months ended
	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017
2020 Notes Hedges	$5,489	$(66,177)	$4,505	$6,802
2020 Settled Notes Hedges	11,141	—	9,025	—
2020 Warrants Derivative	(250)	—	(250)	—
2020 Notes Conversion Derivative	(32,461)	67,318	(30,082)	(4,994)
Net (loss) gain on changes in fair value	$(16,081)	$1,141	$(16,802)	$1,808
2017 Notes Conversion Derivative and Notes Hedges
On August 31, 2012, WMG issued $300 million aggregate principal amount of 2.00% cash convertible senior notes due 2017 (2017 Notes). The 2017 Notes matured, and the remaining $2 million principal amount was repaid on August 15, 2017. See Note 9 of the condensed consolidated financial statements for additional information regarding the 2017 Notes. The 2017 Notes had a conversion derivative feature (2017 Notes Conversion Derivative) that required bifurcation from the 2017 Notes in accordance with ASC Topic 815 and was accounted for as a derivative liability. The fair value of the 2017 Notes Conversion Derivative at the time of issuance of the 2017 Notes was $48.1 million.
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
Neither the 2017 Notes Conversion Derivative nor the 2017 Notes Hedges qualified for hedge accounting; thus, any change in the fair value of the derivatives was recognized immediately in our condensed consolidated statements of operations. The following table summarizes the net loss on changes in fair value (in thousands) related to the 2017 Notes Conversion Derivative:

	Three months ended		Six months ended
	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017
2017 Notes Conversion Derivative	$—	$360	$—	$(51)
Net loss on changes in fair value	$—	$360	$—	$(51)
To determine the fair value of the embedded conversion option in the 2020, 2021 and 2023 Notes Conversion Derivatives, a trinomial lattice model was used. A trinomial stock price lattice generates three possible outcomes of stock price - one up, one down, and one stable. This lattice generates a distribution of stock prices at the maturity date and throughout the life of the 2020, 2021 and 2023 Notes. Using this stock price lattice, a convertible note lattice was created where the value of the embedded conversion option was estimated by comparing the value produced in a convertible note lattice with the option to convert against the value without the ability to convert. In each case, the convertible note lattice first calculates the possible convertible note values at the maturity date, using the distribution of stock prices, which equals to the maximum of (x) the remaining bond cash flows and (y) stock price times the conversion price. The values of the 2020, 2021 and 2023 Notes Conversion Derivatives at the valuation date were estimated using the values at the maturity date and moving back in time on the lattices (both for the lattice with the conversion option and without the conversion option). Specifically, at each node, if the 2020, 2021 or 2023 Notes are eligible for early conversion, the value at this node is the maximum of (i) converting to stock, which is the stock price times the conversion price, and (ii) holding onto the 2020, 2021 and 2023 Notes, which is the discounted and probability-weighted value from the three possible outcomes at the future nodes plus any accrued but unpaid coupons that are not considered at the future nodes. If the 2020, 2021 or 2023 Notes are not eligible for early conversion, the value of the conversion option at this node equals to (ii). In the lattice, a credit adjustment was applied to the discount for each cash flow in the model as the embedded conversion option, as well as the coupon and notional payments, is settled with cash instead of shares.
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
As discussed above, we agreed to settle the 2020 Settled Notes Hedge and the warrants associated with the 2020 Notes at values based on the volume-weighted average price of the stock price during the unwind period. Therefore, to estimate the fair value of the 2020 Settled Notes Hedges and the 2020 Warrants Derivative, we have simulated the stock prices over the unwind period assuming that the stock price follows a geometric Brownian motion process.

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The following assumptions were used in the fair market valuations as of July 1, 2018:

	2020 Notes Conversion Derivative	2020 Notes Hedge	2020 Settled Notes Hedge	2020 Warrants Derivative	2021 Notes Conversion Derivative	2021 Notes Hedge	2023 Notes Conversion Derivative	2023 Notes Hedge
Stock Price Volatility (1)	30.99%	30.99%	37.05%	37.05%	35.75%	35.75%	32.49%	32.49%
Credit Spread for Wright (2)	3.1%	N/A	N/A	N/A	2.84%	N/A	3.19%	N/A
Credit Spread for Deutsche Bank AG (3)	N/A	1.4%	1.24%	1.24%	N/A	N/A	N/A	N/A
Credit Spread for Wells Fargo Securities, LLC (3)	N/A	0.28%	0.16%	0.16%	N/A	N/A	N/A	N/A
Credit Spread for JPMorgan Chase Bank (3)	N/A	0.26%	0.17%	0.17%	N/A	0.36%	N/A	0.47%
Credit Spread for Bank of America (3)	N/A	N/A	N/A	N/A	N/A	0.31%	N/A	0.56%

(1)	Volatility selected based on historical and implied volatility of ordinary shares of Wright Medical Group N.V.

(2)	Credit spread implied from traded price.

(3)	Credit spread of each bank is estimated using CDS curves. Source: Bloomberg.
Derivatives not Designated as Hedging Instruments
During 2017, we employed a derivative program using foreign currency forward contracts to mitigate the risk of currency fluctuations on our intercompany receivable and payable balances that are denominated in foreign currencies. These forward contracts were expected to offset the transactional gains and losses on the related intercompany balances. These forward contracts were not designated as hedging instruments under FASB ASC Topic 815. Accordingly, the changes in the fair value and the settlement of the contracts were recognized in the period incurred in the accompanying condensed consolidated statements of operations. During the quarter ended April 1, 2018, we discontinued our foreign currency forward contracts derivative program. At July 1, 2018 and December 31, 2017, we had no foreign currency contracts outstanding.
As a result of the acquired sales and distribution business of Surgical Specialties Australia Pty. Ltd in 2015, we had recorded the estimated fair value of future contingent consideration of approximately $0.9 million as of December 31, 2017 which was paid during the quarter ended April 1, 2018.
As a result of the acquired business of IMASCAP in 2017, we have recorded the estimated fair value of future contingent consideration of approximately €15.8 million, or approximately $18.4 million, related to the achievement of certain technical milestones and sales earnouts as of July 1, 2018. The estimated fair value of contingent consideration related to technical milestones totaled $12.2 million and $11.9 million as of July 1, 2018 and December 31, 2017, respectively, and is contingent upon the development and approval of a patient specific implant system and new software modules. The estimated fair value of contingent consideration related to sales earnouts totaled $6.2 million and $5.9 million as of July 1, 2018 and December 31, 2017, respectively, and is contingent upon the sale of patient specific guides and the future patient specific implant system.
The fair values of the sales earn out contingent consideration as of July 1, 2018 and December 31, 2017 were determined using a discounted cash flow model and probability adjusted estimates of the future earnings and is classified in Level 3. The discount rate is 12% for IMASCAP and was 14% for Surgical Specialties Australia Pty. Ltd.
The contingent consideration from the IMASCAP acquisition related to technical milestones is based on meeting certain developmental milestones for new software modules and for the FDA and CE approval for the future patient specific implant system. The fair value of this contingent consideration as of July 1, 2018 and December 31, 2017 was determined using probability adjusted estimates of the future payments and is classified in Level 3. The discount rate is approximately 6% for IMASCAP. A change in the discount rate would have limited impact on our profits or the fair value of this contingent consideration.
On March 1, 2013, as part of our acquisition of BioMimetic Therapeutics, Inc. (BioMimetic), we issued Contingent Value Rights (CVRs) as part of the merger consideration. Each CVR entitles its holder to receive additional cash payments of up to $6.50 per share, which are payable upon receipt of FDA approval of AUGMENT® Bone Graft and upon achieving certain revenue milestones. On September 1, 2015, AUGMENT® Bone Graft received FDA approval and the first of the milestone payments associated with the CVRs was paid out at $3.50 per share, which totaled $98.1 million. The fair value of the CVRs outstanding at July 1, 2018

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

and December 31, 2017 was $35.9 million and $42.3 million, respectively, and was determined using the closing price of the security in the active market (Level 1), and is reflected within "Accrued expenses and other current liabilities" on our condensed consolidated balance sheet. For the three months ended July 1, 2018 and June 25, 2017, the change in the fair value of the CVRs resulted in income of $2.5 million and $3.9 million, respectively. For the six months ended July 1, 2018 and June 25, 2017, the change in the fair value of the CVRs resulted in income of $6.4 million and expense of $2.2 million, respectively. The income or expense related to the change in the value of the CVRs is recorded in “Other (income) expense, net” in our condensed consolidated statements of operations. If, prior to March 1, 2019, sales of AUGMENT® Bone Graft reach $40 million over 12 consecutive months, cash payment would be required at $1.50 per share, or $42 million. Further, if, prior to March 1, 2019, sales of AUGMENT® Bone Graft reach $70 million over 12 consecutive months, an additional cash payment would be required at $1.50 per share, or $42 million.
The carrying value of cash and cash equivalents, accounts receivable, and accounts payable approximates the fair value of these financial instruments at July 1, 2018 and December 31, 2017 due to their short maturities and variable rates.
The following tables summarize the valuation of our financial instruments (in thousands):

	Total	Quoted prices in active markets (Level 1)	Prices with other observable inputs (Level 2)	Prices with unobservable inputs (Level 3)
At July 1, 2018
Assets
Cash and cash equivalents	$313,214	$313,214	$—	$—
2020 Notes Hedges	18,807	—	—	18,807
2020 Settled Notes Hedges	39,756	—	—	39,756
2021 Notes Hedges	176,328	—	—	176,328
2023 Notes Hedges	124,973	—	—	124,973
Total	$673,078	$313,214	$—	$359,864

Liabilities
2020 Notes Conversion Derivative	$18,571	$—	$—	$18,571
2021 Notes Conversion Derivative	175,641	—	—	175,641
2023 Notes Conversion Derivative	125,863	—	—	125,863
2020 Warrants Derivative	27,558			27,558
Contingent consideration	18,542	—	—	18,542
Contingent consideration (CVRs)	35,878	35,878	—	—
Total	$402,053	$35,878	$—	$366,175

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Total	Quoted prices in active markets (Level 1)	Prices with other observable inputs (Level 2)	Prices with unobservable inputs (Level 3)
At December 31, 2017
Assets
Cash and cash equivalents	$167,740	$167,740	$—	$—
2020 Settled Notes Hedges [1]	30,731	—	—	30,731
2020 Notes Hedges [1]	14,302	—	—	14,302
2021 Notes Hedges	127,063	—	—	127,063
Total	$339,836	$167,740	$—	$172,096

Liabilities
2020 Notes Conversion Derivative	$44,132	$—	$—	$44,132
2021 Notes Conversion Derivative	126,148	—	—	126,148
Contingent consideration	19,188	—	—	19,188
Contingent consideration (CVRs)	42,325	42,325	—	—
Total	$231,793	$42,325	$—	$189,468
___________________________

[1]
The presentation of the 2020 Notes Hedges as of December 31, 2017 has been updated to reflect the portion attributable to Settled Notes Hedges and the 2020 Notes Hedges that were not settled as part of the 2023 Notes issuance.

The following is a roll forward of our assets and liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) (in thousands):

	Balance at December 31, 2017	Additions	Transfers into Level 3	Gain/(loss) included in earnings	Settlements	Currency	Balance at July 1, 2018

2020 Notes Hedges[1]	$14,302	—	—	4,505	—	—	$18,807
2020 Settled Notes Hedges [1]	$30,731			9,025			$39,756
2020 Notes Conversion Derivative	$(44,132)	—	—	(30,082)	55,643	—	$(18,571)
2020 Warrants Derivative	$—	(27,308)		(250)			$(27,558)
2021 Notes Hedges	$127,063	—	—	49,265	—	—	$176,328
2021 Notes Conversion Derivative	$(126,148)	—	—	(49,493)	—	—	$(175,641)
2023 Notes Hedges	$—	141,278		(16,305)			$124,973
2023 Notes Conversion Derivative	$—	(124,625)		(1,238)			$(125,863)
Contingent consideration	$(19,188)	—	—	(365)	—	1,011	$(18,542)
___________________________

[1]
The presentation of the 2020 Notes Hedges as of December 31, 2017 has been updated to reflect the portion attributable to Settled Notes Hedges and the 2020 Notes Hedges that were not settled as part of the 2023 Notes issuance.

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

7. Property, Plant and Equipment
Property, plant and equipment, net consists of the following (in thousands):

	July 1, 2018	December 31, 2017
Property, plant and equipment, at cost	$494,556	$448,921
Less: Accumulated depreciation	(277,173)	(236,542)
	$217,383	$212,379
8. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill occurring during the six months ended July 1, 2018 are as follows (in thousands):

	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Total
Goodwill at December 31, 2017	$218,525	$630,650	$84,487	$933,662
Foreign currency translation	—	(780)	(8,929)	(9,709)
Goodwill at July 1, 2018	$218,525	$629,870	$75,558	$923,953
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
The components of our identifiable intangible assets, net, are as follows (in thousands):

	July 1, 2018		December 31, 2017
	Cost	Accumulated amortization	Cost	Accumulated amortization
Indefinite life intangibles:
In-process research and development (IPRD) technology	$6,242		$6,422

Finite life intangibles:
Distribution channels	900	$770	900	$640
Completed technology	147,009	47,496	149,645	40,810
Licenses	6,547	1,561	5,268	1,530
Customer relationships	128,108	26,656	129,693	23,268
Trademarks	14,164	11,465	14,368	10,487
Non-compete agreements	3,169	2,113	3,964	2,603
Other	538	541	569	490
Total finite life intangibles	300,435	$90,602	304,407	$79,828

Total intangibles	306,677		310,829
Less: Accumulated amortization	(90,602)		(79,828)
Intangible assets, net	$216,075		$231,001
Based on the total finite life intangible assets held at July 1, 2018, we expect amortization expense of approximately $24.7 million in 2018, $22.8 million in 2019, $22.0 million in 2020, $21.9 million in 2021, and $21.8 million in 2022.

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

9. Debt and Capital Lease Obligations
Debt and capital lease obligations consist of the following (in thousands):

	July 1, 2018	December 31, 2017
Capital lease obligations	$23,596	$20,401

2023 Notes	538,305	—
2021 Notes	310,432	300,051
2020 Notes	168,120	513,014
Term Loan Facility	18,983	—
Asset-based line of credit	32,541	53,645
Other debt	9,882	8,003
	1,101,859	895,114
Less: Current portion	(39,861)	(58,906)
	$1,061,998	$836,208
2023 Notes
On June 28, 2018, WMG issued $675 million aggregate principal amount of the 2023 Notes pursuant to an indenture (2023 Notes Indenture), dated as of June 28, 2018, with The Bank of New York Mellon Trust Company, N.A., as trustee. The 2023 Notes are fully and unconditionally guaranteed by us on a senior unsecured basis. The Notes are referred to as "exchangeable" in the 2023 Notes Indenture because they were issued by WMG, not us. The 2023 Notes require interest to be paid at an annual rate of 1.625% semi-annually in arrears on each June 15 and December 15 and will mature on June 15, 2023 unless earlier converted or repurchased. The 2023 Notes are convertible, subject to certain conditions, solely into cash. The initial conversion rate for the 2023 Notes is 29.9679 ordinary shares (subject to adjustment as provided in the 2023 Notes Indenture) per $1,000 principal amount of the 2023 Notes (subject to, and in accordance with, the settlement provisions of the 2023 Notes Indenture), which is equal to an initial conversion price of approximately $33.37 per ordinary share. WMG may not redeem the 2023 Notes prior to the maturity date, and no “sinking fund” is available for the 2023 Notes, which means that WMG is not required to redeem or retire the 2023 Notes periodically.
The holders of the 2023 Notes may convert their 2023 Notes at any time prior to the close of business on the business day immediately preceding December 15, 2022 solely into cash, in multiples of $1,000 principal amount, upon satisfaction of one or more of the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2018 (and only during such calendar quarter), if the last reported sale price of our ordinary shares for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of 2023 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our ordinary shares and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On or after December 15, 2022 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2023 Notes solely into cash, regardless of the foregoing circumstances. Upon conversion, a holder will receive an amount in cash, per $1,000 principal amount of the 2023 Notes, equal to the settlement amount as calculated under the 2023 Notes Indenture. If a fundamental change, as defined in the 2023 Notes Indenture, occurs, subject to certain conditions, holders of the 2023 Notes will have the option to require WMG to repurchase for cash all or a portion of their 2023 Notes at a repurchase price equal to 100% of the principal amount of the 2023 Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date, as defined in the 2023 Notes Indenture. In addition, following a make-whole fundamental change, as defined in the 2023 Notes Indenture, that occurs prior to the maturity date, WMG, under certain circumstances, will increase the applicable conversion rate for a holder that elects to convert its 2023 Notes in connection with such make-whole fundamental change. Our guarantee of the 2023 Notes is our senior unsecured obligation that ranks: (i) senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the guarantee; (ii) equal in right of payment to any of our unsecured indebtedness that is not so subordinated; (iii) effectively junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and (iv) structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries. As a result of the issuance of the 2023 Notes, we recorded deferred financing charges of approximately $12.4 million, which are being amortized over the term of the 2023 Notes using the effective interest method.

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The 2023 Notes Exchange Derivative requires bifurcation from the 2023 Notes in accordance with ASC Topic 815, Derivatives and Hedging, and is accounted for as a derivative liability. See Note 6 for additional information regarding the 2023 Notes Exchange Derivative. The fair value of the 2023 Notes Exchange Derivative at the time of issuance of the 2023 Notes was $124.6 million and was recorded as original debt discount for purposes of accounting for the debt component of the 2023 Notes. This discount is amortized as interest expense using the effective interest method over the term of the 2023 Notes. For the three and six months ended July 1, 2018, we recorded $0.2 million of interest expense related to the amortization of the debt discount.
The components of the 2023 Notes were as follows (in thousands):

July 1, 2018
Principal amount of 2023 Notes	$675,000
Unamortized debt discount	(124,411)
Unamortized debt issuance costs	(12,284)
Net carrying amount of 2023 Notes	$538,305
The estimated fair value of the 2023 Notes was approximately $673.8 million at July 1, 2018, based on a quoted price in an active market (Level 1).
We and WMG entered into 2023 Notes Hedges in connection with the issuance of the 2023 Notes with two counterparties. The 2023 Notes Hedges, which are cash-settled, are generally intended to reduce WMG's exposure to potential cash payments that WMG would be required to make if holders elect to convert the 2023 Notes at a time when our ordinary share price exceeds the conversion price. However, in connection with certain events, including, among others, (i) a merger or other make-whole fundamental change; (ii) certain hedging disruption events, which may include changes in tax laws, an increase in the cost of borrowing our ordinary shares in the market or other material increases in the cost to the option counterparties of hedging the 2023 Note Hedges; (iii) our or WMG's failure to perform certain obligations under the 2023 Notes Indenture or under the 2023 Notes Hedges; (iv) certain defaults on our, WMG's or any our other subsidiary's indebtedness in excess of $25 million; or (v) if we, WMG or any of our significant subsidiaries become insolvent or otherwise becomes subject to bankruptcy proceedings, the option counterparties have the discretion to terminate the 2023 Notes Hedges, which may reduce the effectiveness of the 2023 Notes Hedges. In addition, the option counterparties have broad discretion to make certain adjustments to the 2023 Notes Hedges and warrant transactions upon the occurrence of certain other events, including, among others, (i) any adjustment to the conversion rate of the 2023 Notes; or (ii) upon the announcement of certain significant corporate events, including events that may give rise to a termination event as described above, such as the announcement of a third-party tender offer. Any such adjustment may also reduce the effectiveness of the 2023 Note Hedges. The aggregate cost of the 2023 Notes Hedges was $141.3 million and is accounted for as a derivative asset in accordance with ASC Topic 815. See Note 6 of the condensed consolidated financial statements for additional information regarding the 2023 Notes Hedges and the 2023 Notes Exchange Derivative.
We also entered into warrant transactions in which we sold warrants that are initially exercisable into 20.2 million ordinary shares to the two option counterparties, subject to adjustment upon the occurrence of certain events, for an aggregate of $102.1 million. The strike price of the warrants is $40.86 per share, which was 50% above the last reported sale price of our ordinary shares on June 20, 2018. The warrants are expected to be net-share settled and exercisable over the 120 trading day period beginning on September 15, 2023. The warrant transactions will have a dilutive effect on our ordinary shares to the extent that the market value per ordinary share during such period exceeds the applicable strike price of the warrants. However, in connection with certain events, these option counterparties have the discretion to make certain adjustments to warrant transactions, which may increase our obligations under the warrant transactions.
Aside from the initial payment of the $141.3 million premium in the aggregate to the two option counterparties and subject to the right of the option counterparties to terminate the 2023 Notes Hedges in certain circumstances, we do not expect to be required to make any cash payments to the option counterparties under the 2023 Notes Hedges and expect to be entitled to receive from the option counterparties cash, generally equal to the amount by which the market price per ordinary share exceeds the strike price of the convertible note hedging transactions during the relevant valuation period. The strike price under the 2023 Notes Hedges is initially equal to the conversion price of the 2023 Notes. However, in connection with certain events, these option counterparties have the discretion to make certain adjustments to the 2023 Note Hedges, which may reduce the effectiveness of the 2023 Note Hedges. Additionally, if the market value per ordinary share exceeds the strike price on any settlement date under the warrant transaction, we will generally be obligated to issue to the option counterparties in the aggregate a number of shares equal in value to one percent of the amount by which the then-current market value of one ordinary share exceeds the then-effective strike price

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

of each warrant, multiplied by the number of ordinary shares into which the 2023 Notes are initially convertible. We will not receive any additional proceeds if warrants are exercised.
As described in more detail below, concurrently with the issuance and sale of the 2023 Notes, certain holders of the 2020 Notes exchanged their 2020 Notes for the 2023 Notes.
2021 Notes
On May 20, 2016, we issued $395 million aggregate principal amount of the 2021 Notes pursuant to an indenture (2021 Notes Indenture), dated as of May 20, 2016, between us and The Bank of New York Mellon Trust Company, N.A., as trustee. The 2021 Notes require interest to be paid at an annual rate of 2.25% semi-annually in arrears on each May 15 and November 15 and will mature on November 15, 2021 unless earlier converted or repurchased. The 2021 Notes are convertible, subject to certain conditions, solely into cash. The initial conversion rate for the 2021 Notes will be 46.8165 ordinary shares (subject to adjustment as provided in the 2021 Notes Indenture) per $1,000 principal amount of the 2021 Notes (subject to, and in accordance with, the settlement provisions of the 2021 Notes Indenture), which is equal to an initial conversion price of approximately $21.36 per ordinary share. We may not redeem the 2021 Notes prior to the maturity date, and no “sinking fund” is available for the 2021 Notes, which means that we are not required to redeem or retire the 2021 Notes periodically.
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
The 2021 Notes Conversion Derivative requires bifurcation from the 2021 Notes in accordance with ASC Topic 815, Derivatives and Hedging, and is accounted for as a derivative liability. See Note 6 for additional information regarding the 2021 Notes Conversion Derivative. The fair value of the 2021 Notes Conversion Derivative at the time of issuance of the 2021 Notes was $117.2 million and was recorded as original debt discount for purposes of accounting for the debt component of the 2021 Notes. This discount is amortized as interest expense using the effective interest method over the term of the 2021 Notes using an effective rate of 9.72%. For the three and six months ended July 1, 2018, we recorded $4.9 million and $9.7 million of interest expense, respectively, related to the amortization of the debt discount. For the three and six months ended June 25, 2017, we recorded $4.5 million and $8.8 million of interest expense, respectively, related to the amortization of the debt discount.

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The components of the 2021 Notes were as follows (in thousands):

	July 1, 2018	December 31, 2017
Principal amount of 2021 Notes	$395,000	$395,000
Unamortized debt discount	(79,598)	(89,332)
Unamortized debt issuance costs	(4,970)	(5,617)
Net carrying amount of 2021 Notes	$310,432	$300,051
The estimated fair value of the 2021 Notes was approximately $529.3 million at July 1, 2018, based on a quoted price in an active market (Level 1).
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
The 2020 Notes Conversion Derivative requires bifurcation from the 2020 Notes in accordance with ASC Topic 815, Derivatives and Hedging, and is accounted for as a derivative liability. See Note 6 of the condensed consolidated financial statements for additional information regarding the 2020 Notes Conversion Derivative. The fair value of the 2020 Notes Conversion Derivative at the time of issuance of the 2020 Notes was $149.8 million and was recorded as original debt discount for purposes of accounting for the debt component of the 2020 Notes. This discount is amortized as interest expense using the effective interest method over the term of the 2020 Notes based upon an effective rate of 8.54%. For the three and six months ended July 1, 2018, we recorded $7.1 million and $14.3 million of interest expense, respectively, related to the amortization of the debt discount. For the three and six months ended June 25, 2017, we recorded $6.8 million and $13.4 million of interest expense, respectively, related to the amortization of the debt discount.
Concurrently with the issuance and sale of the 2021 Notes, certain holders of the 2020 Notes exchanged approximately $45 million aggregate principal amount of their 2020 Notes for the 2021 Notes. For each $1,000 principal amount of 2020 Notes validly submitted for exchange, we delivered $990.00 principal amount of the 2021 Notes (subject to rounding down to the nearest $1,000 principal amount of the 2021 Notes, the difference being referred as the rounded amount) to the investor plus an amount of cash equal to the unpaid interest on the 2020 Notes and the rounded amount. As a result of this note exchange and retirement of $45

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

million aggregate principal amount of the 2020 Notes, we recognized approximately $9.3 million for the write-off of related pro-rata unamortized deferred financing fees and debt discount.
Concurrently with the issuance and sale of the 2023 Notes, certain holders of the 2020 Notes exchanged approximately $400.9 million aggregate principal amount of their 2020 Notes for the 2023 Notes. For each $1,000 principal amount of 2020 Notes validly submitted for exchange, we delivered $1,138.70 principal amount of the 2023 Notes (subject to rounding down to the nearest $1,000 principal amount of the 2023 Notes for each exchanging investor, the difference being referred as the rounded amount) to the investor. As a result of this note exchange and retirement of $400.9 million aggregate principal amount of the 2020 Notes, we recognized approximately $39.9 million for the write-off of related pro-rata unamortized deferred financing fees and debt discount within “Other (income) expense, net” in our condensed consolidated statements of operations during the three months ended July 1, 2018.
The components of the 2020 Notes were as follows (in thousands):

	July 1, 2018	December 31, 2017
Principal amount of 2020 Notes	$186,589	$587,500
Unamortized debt discount	(16,469)	(66,418)
Unamortized debt issuance costs	(2,000)	(8,068)
Net carrying amount of 2020 Notes	$168,120	$513,014
The estimated fair value of the 2020 Notes was approximately $202 million at July 1, 2018, based on a quoted price in an active market (Level 1).
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
During the second quarter of 2016, we settled a portion of the 2020 Notes Hedges (receiving $3.9 million) and repurchased a portion of the warrants associated with the 2020 Notes (paying $3.3 million), generating net proceeds of approximately $0.6 million. During the second quarter of 2018, we agreed to settle a pro rata portion of the 2020 Notes Hedges and agreed to repurchase

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

a pro rata portion of the warrants associated with the 2020 Notes. The pricing of these 2020 Notes Hedges and warrants associated with the 2020 Notes were based on pricing between July 9, 2018 and July 27, 2018 and were settled on July 30, 2018. As a result of these settlements, we received net proceeds of approximately $10.6 million on July 30, 2018. As we had agreed to settle a portion of the warrants in cash prior to July 1, 2018, we had warrants which were exercisable for 6.2 million ordinary shares with a strike price of $38.8010 per ordinary share as of July 1, 2018. The warrants which we had agreed to settle as of July 1, 2018 are recorded as a current derivative liability as of July 1, 2018 as described within Note 6.
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
The 2017 Notes Conversion Derivative required bifurcation from the 2017 Notes in accordance with ASC Topic 815, Derivatives and Hedging, and was accounted for as a derivative liability. See Note 6 of the condensed consolidated financial statements for additional information regarding the 2017 Notes Conversion Derivative. The fair value of the 2017 Notes Conversion Derivative at the time of issuance of the 2017 Notes was $48.1 million and was recorded as original debt discount for purposes of accounting for the debt component of the 2017 Notes. This discount was amortized as interest expense using the effective interest method over the term of the 2017 Notes. For the three and six months ended June 25, 2017, interest expense related to the amortization of the debt discount based upon an effective rate of 6.47% was negligible.
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
Concurrently with the issuance and sale of the 2021 Notes, certain holders of the 2017 Notes exchanged approximately $54.4 million aggregate principal amount their 2017 Notes for the 2021 Notes. For each $1,000 principal amount of 2017 Notes validly submitted for exchange, we delivered $1,035.40 principal amount of 2021 Notes (subject to rounding down to the nearest $1,000 principal amount of the 2021 Notes, the difference being referred as the rounded amount) to the investor plus an amount of cash equal to the unpaid interest on the 2017 Notes and the rounded amount. In addition, during the three months ended June 26, 2016, we repurchased and extinguished an additional $3.6 million aggregate principal amount of the 2017 Notes in privately negotiated transactions. As a result of this exchange and these repurchases, we recognized approximately $3 million for the write-off of related pro-rata unamortized deferred financing fees and debt discount within “Other (income) expense, net” in our condensed consolidated statements of operations during the three months ended June 26, 2016.
ABL Facility
On December 23, 2016, we, together with WMG and certain of our other wholly-owned U.S. subsidiaries (collectively, Borrowers), entered into a Credit, Security and Guaranty Agreement (ABL Credit Agreement) with Midcap Financial Trust, as administrative agent (Agent) and a lender and the additional lenders from time to time party thereto. The ABL Credit Agreement provides for a $150 million senior secured asset-based line of credit, subject to the satisfaction of a borrowing base requirement (ABL Facility). The ABL Facility may be increased by up to $100 million upon the Borrowers’ request, subject to the consent of the Agent and each of the other lenders providing such increase. All borrowings under the ABL Facility are subject to the satisfaction of customary conditions, including the absence of default, the accuracy of representations and warranties in all material respects and the delivery of an updated borrowing base certificate. As of July 1, 2018, and December 31, 2017, we had $32.5 million and $53.6 million respectively, in borrowings outstanding under the ABL Facility. We have reflected this debt as a current liability on our condensed consolidated balance sheet as of July 1, 2018 and December 31, 2017, as required by US GAAP due to the weekly lockbox repayment/re-borrowing arrangement underlying the agreement, as well as the ability for the lenders to accelerate the repayment of the debt under certain circumstances as described below. As of July 1, 2018, and December 31, 2017, we had $2.1 million and $2.2 million, respectively, of unamortized debt issuance costs related to the ABL Facility. These amounts are included within "Other assets" on our condensed consolidated balance sheets and will be amortized over the five-year term of the ABL Facility as described below.
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
On May 7, 2018, we amended and restated the ABL Credit Agreement to add a $40 million term loan facility (Term Loan Facility). The initial $20 million term loan tranche was funded at closing. The Borrowers may at any time borrow the second $20 million term loan tranche, but will be required to do so no later than May 7, 2019 unless certain adjusted EBITDA targets are met; in which case, the Borrowers will be permitted to extend the borrowing requirement for up to an additional two years. All borrowings under the Term Loan Facility are subject to the satisfaction of customary conditions, including the absence of default and the accuracy of representations and warranties in all material respects. As of July 1, 2018, we had $20 million of the term loan outstanding.
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
As a result of the Term Loan Facility, we recognized deferred financing charges of approximately $1 million, which will be amortized over the three-year term using the effective interest method.
All of the obligations under the Term Loan Facility and the ABL Facility are guaranteed jointly and severally by us and each of the Borrowers and are secured by a senior first priority security interest in substantially all existing and after-acquired assets of us and each Borrower on the terms set forth in the Credit Agreement.
In addition to financial and liquidity covenants consistent with those in the ABL Credit Agreement, while the Term Loan Facility is outstanding, the Company is required to maintain a minimum adjusted EBITDA, as described in the ABL Credit Agreement. The ABL Credit Agreement will not affect our ability to meet our existing contractual obligations, including payments under the Borrower Representative’s contingent value rights agreement, except in circumstances where an event of default (subject to certain exceptions) has occurred and is continuing.
The ABL Credit Agreement also contains negative covenants, representations and warranties, affirmative covenants and events of default, in each case subject to grace periods, thresholds and materiality qualifiers consistent with the ABL Credit Agreement.
Other Debt
Other debt primarily includes mortgages, shareholder debt and loans acquired as a result of the IMASCAP acquisition. We have mortgages that had an outstanding balance of $0.7 million and $1.0 million at July 1, 2018 and December 31, 2017, respectively. These mortgages are secured by an office building in Montbonnot, France and bear fixed annual interest rates of 2.55%-4.9%. As a result of the IMASCAP acquisition, we have two zero interest loans with a state investment company that had an outstanding balance of $1.1 million and $1.2 million at July 1, 2018 and December 31, 2017, respectively. We also had shareholder debt outstanding of $1.5 million and $1.6 million as of July 1, 2018 and December 31, 2017, respectively. The remainder of other debt totaled approximately $6.6 million and $4.2 million as of July 1, 2018 and December 31, 2017, respectively.
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

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

10. Accumulated Other Comprehensive Income (AOCI)
Other comprehensive income (OCI) includes certain gains and losses that under US GAAP are included in comprehensive income (loss) but are excluded from net loss as these amounts are initially recorded as an adjustment to shareholders’ equity. Amounts in OCI may be reclassified to net loss upon the occurrence of certain events.
For the six months ended July 1, 2018 and June 25, 2017, OCI was comprised solely of foreign currency translation adjustments.
Changes in AOCI for the six months ended July 1, 2018 and June 25, 2017 were as follows (in thousands):

Six months ended July 1, 2018
Currency translation adjustment
Balance at December 31, 2017	$22,290
Other comprehensive loss	(16,869)
Balance at July 1, 2018	$5,421

Six months ended June 25, 2017
Currency translation adjustment
Balance at December 25, 2016	$(19,461)
Other comprehensive income	19,230
Balance at June 25, 2017	$(231)
11. Changes in Shareholders' Equity
The following table provides an analysis of changes in each balance sheet caption of shareholders’ equity for the six months ended July 1, 2018 and June 25, 2017 (in thousands, except share data):

	Six months ended July 1, 2018
	Ordinary shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholders' equity
	Number of shares	Amount
Balance at December 31, 2017	105,807,424	$3,896	$1,971,347	$(1,408,837)	$22,290	$588,696
2018 Activity:
Net loss	—	—	—	(93,212)	—	(93,212)
Foreign currency translation	—	—	—	—	(16,869)	(16,869)
Issuances of ordinary shares	304,196	11	5,702	—	—	5,713
Vesting of restricted stock units	331,660	12	(12)	—	—	—
Share-based compensation	—	—	10,956	—	—	10,956
Issuance of stock warrants, net of repurchases and equity issuance costs	—	—	72,956	—	—	72,956
Balance at July 1, 2018	106,443,280	$3,919	$2,060,949	$(1,502,049)	$5,421	$568,240

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Six months ended June 25, 2017
	Ordinary shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total shareholders' equity
	Number of shares	Amount
Balance at December 25, 2016	103,400,995	$3,815	$1,908,749	$(1,206,239)	$(19,461)	$686,864
2017 Activity:
Net loss	—	—	—	(99,861)	—	(99,861)
Foreign currency translation	—	—	—	—	19,230	19,230
Issuances of ordinary shares	960,075	31	19,639	—	—	19,670
Vesting of restricted stock units	374,159	13	(13)	—	—	—
Share-based compensation	—	—	8,722	—	—	8,722
Balance at June 25, 2017	104,735,229	$3,859	$1,937,097	$(1,306,100)	$(231)	$634,625
12. Capital Stock and Earnings Per Share
We are authorized to issue up to 320 million ordinary shares, each share with a par value of three Euro cents (€0.03). We had 106.4 million and 105.8 million ordinary shares issued and outstanding as of July 1, 2018 and December 31, 2017, respectively.
FASB ASC Topic 260, Earnings Per Share, requires the presentation of basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted-average number of ordinary shares outstanding during the period. Diluted earnings per share is calculated to include any dilutive effect of our ordinary share equivalents. For the three and six months ended July 1, 2018 and June 25, 2017, our ordinary share equivalents consisted of stock options, restricted stock units, performance share units, and warrants. The dilutive effect of the stock options, restricted stock units, performance share units, and warrants is calculated using the treasury-stock method.
We had outstanding options to purchase 9.4 million ordinary shares, 1.0 million restricted stock units, and 0.1 million performance stock units, assuming target performance, at July 1, 2018 and outstanding options to purchase 9.3 million ordinary shares and 0.9 million restricted stock units at June 25, 2017. We had outstanding net-share settled warrants on the 2020 Notes of 6.2 million and 19.6 million ordinary shares at July 1, 2018 and June 25, 2017, respectively. We also had net-share settled warrants on the 2021 Notes of 18.5 million ordinary shares at July 1, 2018 and June 25, 2017. We also had net-share settled warrants on the 2023 Notes of 20.2 million ordinary shares at July 1, 2018.
None of the options, restricted stock units, performance share units, or warrants were included in the calculation of diluted net loss from continuing operations per share, diluted net income (loss) from discontinued operations per share, and diluted net loss per share for the three and six months ended July 1, 2018 or June 25, 2017, because we recorded a net loss from continuing operations for all periods. Including these instruments would be anti-dilutive as the net loss from continuing operations is the control number in determining whether those potential common shares are dilutive or anti-dilutive.
The weighted-average number of ordinary shares outstanding for basic and diluted earnings per share purposes is as follows (in thousands):

	Three months ended		Six months ended
	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017
Weighted-average number of ordinary shares outstanding-basic and diluted	106,095	104,377	106,000	104,020
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
As described below, our business is subject to various contingencies, including patent and other litigation, product liability claims, and a government inquiry.  These contingencies could result in losses, including damages, fines, or penalties, any of which could

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

be substantial, as well as criminal charges. Although such matters are inherently unpredictable, and negative outcomes or verdicts can occur, we believe we have significant defenses in all of them and are vigorously defending all of them. However, we could incur judgments, pay settlements, or revise our expectations regarding the outcome of any matter. Such developments, if any, could have a material adverse effect on our results of operations in the period in which applicable amounts are accrued, or on our cash flows in the period in which amounts are paid, however, unless otherwise indicated, we do not believe any of them will have a material adverse effect on our financial position.
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
Patent Litigation
On September 23, 2014, Spineology filed a patent infringement lawsuit, Case No. 0:14-cv-03767, in the U.S. District Court in Minnesota, alleging that our X-REAM® bone reamer infringes U.S. Patent No. RE42,757 entitled “EXPANDABLE REAMER.” In January 2015, on the deadline for service of its complaint, Spineology dismissed its complaint without prejudice and filed a new, identical complaint. We filed an answer to the new complaint with the Court on April 27, 2015. The Court conducted a Markman hearing on March 23, 2016. Mediation was held on August 11, 2016, but no agreement could be reached. The Court issued a Markman decision on August 30, 2016, in which it found all asserted product claims invalid as indefinite under applicable patent laws and construed several additional claim terms. The parties completed fact and expert discovery with respect to the remaining asserted method claims. We filed a motion for summary judgment of non-infringement of the remaining asserted patent claims and motions to exclude testimony from Spineology’s technical and damages experts. Spineology filed a motion for summary judgment of infringement. On July 25, 2017, the Court granted our motion for summary judgment of non-infringement; denied Spineology’s motion for summary judgment of infringement; and denied all remaining motions as moot. The Court also entered judgment in our favor and against Spineology on all issues. Spineology appealed the judgment to the U.S. Court of Appeals for the Federal Circuit and on July 6, 2018, the Court of Appeals affirmed the judgment of non-infringement in our favor and directed the District Court to enter judgment of non-infringement as to all of Spineology’s asserted patent claims.
On September 13, 2016, we filed a civil action, Case No. 2:16-cv-02737-JPM, against Spineology in the U.S. District Court for the Western District of Tennessee alleging breach of contract, breach of implied warranty against infringement, and seeking a judicial declaration of indemnification from Spineology for patent infringement claims brought against us stemming from our sale and/or use of certain expandable reamers purchased from Spineology. Spineology filed a motion to dismiss on October 17, 2016, but withdrew the motion on November 28, 2016. On December 7, 2016, Spineology filed an answer to our complaint and counterclaims, including counterclaims relating to a 2004 non-disclosure agreement between Spineology and WMT. On December 28, 2016, we filed a motion to dismiss the counterclaims relating to that 2004 agreement. On January 4, 2017, Spineology filed a motion for summary judgment on certain claims set forth in our complaint. We opposed that motion. On January 27, 2017, we filed a motion for summary judgment on certain issues pertaining to our indemnification claims. Spineology opposed that motion. On July 7, 2017, the Court extended the deadlines for completing discovery until after it ruled on those pending motions. On August 29, 2017, the Court ruled on the motions to dismiss and for summary judgment. In view of that decision, on September 22, 2017, the parties stipulated to, and the Court entered, a judgment that effectively ended the case in a draw. We appealed the judgment as to our claims against Spineology to the U.S. Court of Appeals for the Sixth Circuit and oral argument occurred on August 2, 2018. Spineology did not appeal the District Court’s dismissal of its contract counterclaim.
Product Liability
We have received claims for personal injury against us associated with fractures of our PROFEMUR® titanium modular neck product (PROFEMUR® Claims). As of July 1, 2018, there were approximately 20 unresolved pending U.S. lawsuits and approximately 56 unresolved pending non-U.S. lawsuits alleging such claims. The overall fracture rate for the product is low and the fractures appear, at least in part, to relate to patient demographics. Beginning in 2009, we began offering a cobalt-chrome version of our PROFEMUR® modular neck, which has greater strength characteristics than the alternative titanium version. Historically, we have reflected our liability for these claims as part of our standard product liability accruals on a case-by-case

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

basis. However, during the fiscal quarter ended September 30, 2011, as a result of an increase in the number and monetary amount of these claims, management estimated our liability to patients in the United States and Canada who have previously required a revision following a fracture of a PROFEMUR® long titanium modular neck, or who may require a revision in the future. Management has estimated that this aggregate liability is $17.9 million. We have classified $11.4 million of this liability in “Accrued expenses and other current liabilities,” as we expect to pay such claims within the next twelve months, and $6.5 million as non-current in “Other liabilities” on our consolidated balance sheet. We expect to pay the majority of these claims within the next three years. Any claims associated with this product outside of the United States and Canada, or for any other products, will be managed as part of our standard product liability accrual methodology on a case-by-case basis.
We have maintained product liability insurance coverage on a claims-made basis. During the fiscal quarter ended March 31, 2013, we received a customary reservation of rights from our primary product liability insurance carrier asserting that present and future claims related to fractures of our PROFEMUR® titanium modular neck hip products and which allege certain types of injury (Titanium Modular Neck Claims) would be covered as a single occurrence under the policy year the first such claim was asserted. The effect of this coverage position would be to place Titanium Modular Neck Claims into a single prior policy year in which applicable claims-made coverage was available, subject to the overall policy limits then in effect. Management agreed with the assertion that the Titanium Modular Neck Claims should be treated as a single occurrence, but notified the carrier that it disputed the carrier's selection of available policy years. During the second quarter of 2013, we received confirmation from the primary carrier confirming their agreement with our policy year determination. Based on our insurer's treatment of Titanium Modular Neck Claims as a single occurrence, we increased our estimate of the total probable insurance recovery related to Titanium Modular Neck Claims by $19.4 million, and recognized such additional recovery as a reduction to our selling, general and administrative expenses for the fiscal quarter ended March 31, 2013, within results of discontinued operations. In the fiscal quarter ended June 30, 2013, we received payment from the primary insurance carrier of $5 million. In the fiscal quarter ended September 30, 2013, we received payment of $10 million from the next insurance carrier in the tower. We requested, but did not receive, payment of the remaining $25 million from the third insurance carrier in the tower for that policy period. The policies with the second and third carrier in this tower are “follow form” policies and management believed the third carrier should follow the coverage position taken by the primary and secondary carriers. On September 29, 2015, that third carrier asserted that the terms and conditions identified in its reservation of rights would preclude coverage for the Titanium Modular Neck Claims. Pursuant to applicable accounting standards, we reduced our insurance receivable balance for this claim to $0 and recorded a $25 million charge within “Net loss from discontinued operations” during the fiscal year ended December 27, 2015. We strongly disputed the carrier's position and, in accordance with the dispute resolution provisions of the policy, initiated an arbitration proceeding in London, England seeking payment of these funds. The arbitration proceeding was completed on February 15, 2018 and, on April 11, 2018, the arbitration tribunal issued its ruling. Thereafter, we and the insurance carrier agreed to resolve the entire matter in exchange for a single lump sum payment by the carrier to us in the amount of $30.75 million, representing the full policy limits of $25 million plus an additional $5.75 million for legal costs and interest. We received payment of this sum from the carrier on May 8, 2018. This insurance recovery is reflected within our results of discontinued operations for the quarter ended July 1, 2018.
We are aware that MicroPort has recalled a certain size of its cobalt chrome modular neck product as a result of alleged fractures. As of July 1, 2018, there were six pending U.S. lawsuits and six pending non-U.S. lawsuits against us alleging personal injury resulting from the fracture of a cobalt chrome modular neck. These claims will be managed as part of our standard product liability accrual methodology on a case-by-case basis.
Claims for personal injury have also been made against us associated with our metal-on-metal hip products (primarily our CONSERVE® product line). The pre-trial management of certain of these claims was consolidated in the federal court system, in the United States District Court for the Northern District of Georgia under multi-district litigation (MDL) and certain other claims by the Judicial Counsel Coordinated Proceedings in state court in Los Angeles County, California (JCCP) in state court in Los Angeles County, California (collectively the Consolidated Metal-on-Metal Claims). Pursuant to previously disclosed settlement agreements with the Court-appointed attorneys representing plaintiffs in the MDL and JCCP described below, the MDL and JCCP were closed to new cases effective October 18, 2017 and October 31, 2017, respectively.
Excluding claims resolved in the settlement agreements described below, as of July 1, 2018, there were approximately 105 unresolved metal-on-metal hip cases pending in U.S. courts. This number includes cases ineligible for settlement, cases which opted out of settlement, post-settlement cases, and existing state court cases that were not part of the MDL or JCCP.  As of July 1, 2018, we estimate there also were pending approximately 60 non-U.S. metal-on metal cases and 33 unresolved modular neck cases alleging claims related to the release of metal ions. We also estimate that as of July 1, 2018 there were approximately 565 non-revision claims either dismissed or awaiting dismissal from the MDL and JCCP pursuant to the terms of the settlement agreements. Although there is a limited time period during which dismissed non-revision claims may be refiled, it is presently

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

unclear how many non-revision claimants will elect to do so. As of July 1, 2018, no dismissed non-revision cases have been refiled. We believe we have data that supports the efficacy and safety of our hip products.
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
Claims in the Initial Settlement Pool that were ineligible due to failure to meet the eligibility criteria of the MSA were replaced with new eligible claims involving the same product, so that the number and mix of claims in the final settlement pool (before opt-outs) (Final Settlement Pool) equaled the number and mix of claims in the Initial Settlement Pool. Additionally, where DYNASTY® or LINEAGE® claims in the Final Settlement Pool were determined to have been misidentified as CONSERVE® claims, or vice versa, the total settlement amount was adjusted based on the value for each product type (not to exceed $240 million).
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
The MSA includes a 95% opt-in requirement, meaning the MSA could have been terminated by WMT prior to any settlement disbursement if claimants holding greater than 5% of eligible claims in the Final Settlement Pool elected to “opt-out” of the settlement. WMT has confirmed that of the 1,292 eligible claims, 1,279 opted to participate in the settlement and 13 opted out, resulting in a final opt-in percentage of approximately 99%, well in excess of the required 95% threshold. On March 2, 2017, WMT agreed to replace the 13 opt-out claims with 13 additional claims that would have been eligible to participate in the MSA but for the 1,292 claim limit, bringing the total MSA settlement to the maximum limit of $240 million to settle 1,292 claims. Due to apparent demand from additional claimants excluded from settlement because of the 1,292 claims ceiling, but otherwise eligible for participation, on May 5, 2017 WMT agreed to settle an additional 53 such claims, on terms substantially identical to the MSA settlement terms, for a maximum additional settlement amount of $9.4 million.
During 2016, WMT escrowed $150 million to secure its obligations under the MSA, all of which had been disbursed as of December 31, 2017. As additional security, Wright Medical Group N.V., the indirect parent company of WMT, agreed to guarantee WMT’s obligations under the MSA.
On October 3, 2017, WMT entered into the Second Settlement Agreements with the Court-appointed attorneys representing plaintiffs in the MDL and JCCP. Under the terms of the Second Settlement Agreements, the parties agreed to settle 629 specifically identified CONSERVE®, DYNASTY® and LINEAGE® claims that meet the eligibility requirements of the Second Settlement Agreements and are either pending in the MDL or JCCP, or subject to court-approved tolling agreements in the MDL or JCCP, for a maximum settlement amount of $89.75 million. The comprehensive settlement amount was contingent on WMT’s recovery of new insurance proceeds totaling at least $35 million from applicable insurance carriers by December 31, 2017. On December 29, 2017, WMT entered into a First Amendment to the Third Settlement Agreement pursuant to which the deadline for the recovery of new insurance proceeds totaling at least $35 million from applicable insurance carriers was extended through February 28, 2018 and, on February 23, 2018, WMT entered into a Second Amendment to the Third Settlement Agreement pursuant to which

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

the deadline was extended through March 30, 2018. On March 29, 2018, WMT entered into a Third Amendment to the Third Settlement Agreement which eliminates the contingency and gives WMT the option, by September 30, 2018, to either pay or make available for payment the then outstanding deficit on the insurance contingency or transfer to eligible claimants WMT’s claims against the insurance carriers with whom WMT has not settled, and pay or make available for payment such insurance deficit in March 2019, subject to the right to recover these funds from any plaintiff recoveries from carriers plus ten percent interest, plus an additional $5 million in costs, in each case after recovery by plaintiffs’ counsel of costs and fees. In connection with such transfer agreement, WMT would also enter into a stipulated judgment in the amount of $541 million, which judgment would not be recoverable against WMT or its affiliates. To date, certain of the insurance carriers have contributed $21.9 million of funds applicable against the $35 million contingency, leaving a $13.1 million deficit as of July 1, 2018.
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
Each of the Second Settlement Agreements includes a 95% opt-in requirement, meaning WMT could have terminated either Settlement Agreement prior to any settlement disbursement if claimants holding greater than 5% of eligible claims in Tranches 1 and 2, collectively, or claimants holding greater than 5% of eligible claims in Tranche 3, elected to “opt-out” of the settlement. On January 2, 2018, WMT received notification that 100% of the claimants in Tranches 1 and 2 opted-in. WMT reviewed proof of claim documentation for these claimants and confirmed a final opt-in percentage of 100%. On or about May 1, 2018, WMT received notice from plaintiffs that the 95% opt-in threshold had also been met for Tranche 3. WMT reviewed proof of claim documentation for Tranche 3 claimants and confirmed that the 95% opt-in threshold had been met.
While the Second Settlement Agreements did not require WMT to escrow any amount to secure its obligations thereunder, as additional security, Wright Medical Group N.V., the indirect parent company of WMT, agreed to guarantee WMT’s obligations under the Second Settlement Agreements.
The MSA (which reference includes the supplemental settlements described above) and the Second Settlement Agreements were entered into solely as a compromise of the disputed claims being settled and are not evidence that any claim has merit nor are they an admission of wrongdoing or liability by WMT. WMT will continue to vigorously defend metal-on-metal hip claims not settled

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

pursuant to the above agreements. The Second Settlement Agreements are contingent upon the dismissal without prejudice of pending and tolled claims in the MDL and JCCP that do not meet the inclusion criteria of the MDL or JCCP. Additionally, the Second Settlement Agreements are contingent upon the dismissal without prejudice of all remaining non-revision claims in the MDL and JCCP (presently estimated to number approximately 565 claims either dismissed or awaiting dismissal), pursuant to a tolling agreement that tolls applicable statutes of limitation and repose for three months from a revision of the products or determination that a revision of the products is necessary. The MDL and JCCP courts have both entered orders closing these proceedings to new claims.
As a result of entering into the Second Settlement Agreements during the third quarter of 2017, we recorded an additional accrual of $82.7 million for the 629 matters included within the settlement and for matters that have the same eligibility criteria.
As of July 1, 2018, our accrual for metal-on-metal claims totaled $121.1 million, of which $71.5 million is included in our consolidated balance sheet within “Accrued expenses and other current liabilities” and $49.6 million is included within “Other liabilities.” Our accrual is based on (i) case by case accruals for specific cases where facts and circumstances warrant, and (ii) the implied settlement values for eligible claims under the MSA or Second Settlement Agreements. We are unable to reasonably estimate the high-end of a possible range of loss for claims which elected to opt-out of the MSA or Second Settlement Agreements. Claims we can confirm would meet MSA or Second Settlement Agreements eligibility criteria but are excluded from the settlements due to the maximum settlement cap, or because they are cases not part of the MDL or JCCP, have been accrued as of the respective settlement rates. Due to the general uncertainties surrounding all metal-on metal claims as noted above, as well as insufficient information about individual claims, we are presently unable to reasonably estimate a range of loss for future claims; hence we have not accrued for these claims at the present time.
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
The first state court metal-on-metal hip trial not part of the MDL or JCCP commenced on October 24, 2016, in St. Louis, Missouri. On November 3, 2016, the jury returned a verdict in our favor. The plaintiff appealed, and the appellate court heard oral argument on November 8, 2017. On February 20, 2018, the Missouri Court of Appeals, Eastern District, denied the plaintiff’s appeal and upheld the verdict of the trial court. The plaintiff’s time for seeking any further relief from the verdict has lapsed and this matter is closed.
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
In June 2014, Travelers, which was an excess carrier in our coverage towers across multiple policy years, filed a declaratory judgment action in Tennessee state court naming us and certain of our other insurance carriers as defendants and asking the court to rule on the rights and responsibilities of the parties with regard to the CONSERVE® Claims. Among other things, Travelers appeared to dispute our contention that the CONSERVE® Claims arise out of more than a single occurrence thereby triggering multiple policy periods of coverage.  Travelers further sought a determination as to the applicable policy period triggered by the alleged single occurrence.  We filed a separate lawsuit in state court in California for declaratory judgment against certain carriers and breach of contract against the primary carrier and moved to dismiss or stay the Tennessee action on a number of grounds, including that California is the most appropriate jurisdiction. During the third quarter of 2014, the California Court granted Travelers' motion to stay our California action.
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

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Insurers relating to metal-on-metal hip and similar metal ion release claims, including but not limited to all claims in the MDL and the JCCP, and all claims asserted by WMT against the Three Settling Insurers in the Tennessee action described above.
As part of the settlement with the Three Settling Insurers, the Three Settling Insurers bought back from WMT their policies in the five policy years beginning with the August 1, 2007- August 1, 2008 policy year (Repurchased Policy Years). Consequently, the Wright Entities have no further coverage from the Three Settling Insurers for any present or future claims falling in the Repurchased Policy Years, or any other period in which a released claim is asserted. Additionally, the Insurance Settlement Agreement contains a so-called most favored nation provision which could require us to refund a pro rata portion of the settlement amount if we voluntarily enter into a settlement with the remaining carriers in the Repurchased Policy Years on certain terms more favorable than analogous terms in the Insurance Settlement Agreement. The amount due to the Wright Entities under the Insurance Settlement Agreement was paid in the fourth quarter of 2016 and the Three Settling Insurers have been dismissed from the Tennessee action.
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
On February 22, 2018, we and certain of our subsidiaries entered into the Second Insurance Settlement Agreement with the primary insurance carrier, Federal, pursuant to which Federal has paid us a single lump sum payment of $15 million (in addition to $5 million previously paid by Federal). This amount is in full satisfaction of all potential liability of Federal relating to designated metal-on-metal hip claims, including but not limited to all claims asserted by our subsidiary WMT against Federal in the previously disclosed insurance coverage litigation. We recorded a $15 million receivable as a result of this agreement within “Other current assets” as of December 31, 2017. On March 20, 2018, Federal was dismissed from the Tennessee and California actions described above.
On April 19, 2018, we and certain of our subsidiaries entered into a Settlement and Release Agreement (Third Insurance Settlement Agreement) with Catlin Underwriting Agencies Limited for and on behalf of Syndicate 2003 at Lloyd’s of London (Lloyd’s Syndicate 2003) pursuant to which Lloyd’s Syndicate 2003 has paid us a single lump sum payment of $1.9 million (in addition to $5 million previously paid by Lloyd’s Syndicate 2003). This amount is in full satisfaction of all potential liability of Lloyd’s Syndicate 2003 relating to designated metal-on-metal hip claims, including but not limited to all claims asserted by our subsidiary WMT against Lloyd’s Syndicate 2003 in the previously disclosed insurance coverage litigation. On May 1, 2018, Lloyd’s Syndicate 2003 was dismissed from the Tennessee action described above. The Lloyd’s Syndicate 2003 was dismissed from the California action on May 3, 2018.
Following the settlements with the Three Settling Insurers, Federal, and Lloyd’s Syndicate 2003, the only remaining insurer in the Tennessee and California coverage litigation is Catlin Specialty Insurance Company, a high-level excess insurer that provided “follow-form” coverage during the 2011/2012 policy period. Litigation with this carrier is continuing. Trial is set for July 2019.
In March 2017, Lexington, which had been dismissed from the Tennessee action, requested arbitration under five Lexington insurance policies in connection with the CONSERVE® Claims. We subsequently engaged in discussions and correspondence with Lexington about the scope of the requested arbitration(s). On or about October 27, 2017, Lexington filed an Application for Order to Compel Arbitration in the Commonwealth of Massachusetts, Suffolk County Superior Court, naming WMT, Wright Medical Group, Inc., and Wright Medical Group N.V. We opposed the Application. On February 28, 2018, the Massachusetts Court ordered the parties to arbitrate the two Lexington insurance policies containing Massachusetts arbitration clauses but did not order arbitration under the remaining three Lexington policies at issue. We have appealed that ruling. While the appeal is pending, we are proceeding with the arbitration. In the arbitration, Lexington has asserted a claim for declaratory relief, and we have asserted counter-claims for breach of contract, declaratory relief, and bad faith.
On May 22, 2018, Wright initiated a lawsuit against Lexington under the three policies that the court did not order into arbitration in Massachusetts. The lawsuit, filed in the Chancery Court of Tennessee, alleges breach of contract, declaratory relief, and bad faith in connection with Lexington’s failure and refusal to provide coverage for the underlying metal-on-metal claims under policies issued for 2009-2012. On July 12, 2018, Lexington brought a motion to stay the litigation and compel arbitration under the 2009-2011 Lexington policies. The motion remains pending.
As of July 1, 2018, our insurance carriers have paid an aggregate of $101.9 million of insurance proceeds related to the metal-on-metal claims, including amounts received under the three above referenced settlement agreements, of which $95.2 million has been paid directly to us and $6.7 million has been paid directly to claimants. Except as provided in the Insurance Settlement

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Agreement, the Second Insurance Settlement Agreement and the Third Insurance Settlement Agreement, our acceptance of the insurance proceeds was not a waiver of any other claim we may have against the insurance carriers unrelated to metal-on-metal coverage and our disputes with carriers relating thereto. However, the amount we ultimately receive will depend on the outcome of our dispute with the remaining carriers (Lexington and Catlin, with remaining policy limits totaling $30 million and $5 million, respectively) concerning the number of policy years available. We believe our contracts with the insurance carriers are enforceable for these claims; and, therefore, we believe it is probable we will receive additional recoveries from the remaining carriers. Settlement discussions with the remaining insurance carriers continue.
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

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Selected financial information related to our segments is presented below for the three months ended July 1, 2018 and June 25, 2017 (in thousands):

	Three months ended July 1, 2018
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Corporate [1]	Total
Net sales from external customers	$80,402	$71,173	$53,825	$—	$205,400
Depreciation expense	2,224	2,588	3,430	5,641	13,883
Amortization expense	—	—	—	6,009	6,009
Segment operating income (loss)	$22,266	$24,518	$(1,506)	$(45,611)	$(333)
Other:
Transaction and transition expenses					1,325
Operating loss					(1,658)
Interest expense, net					20,678
Other income, net					72,747
Loss before income taxes					$(95,083)

	Three months ended June 25, 2017
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Corporate [1]	Total
Net sales from external customers	$74,319	$58,616	$46,758	$—	$179,693
Depreciation expense	3,014	2,534	2,710	5,420	13,678
Amortization expense	—	—	—	6,999	6,999
Segment operating income (loss)	$17,657	$18,879	$886	$(43,014)	$(5,592)
Other:
Transaction and transition expenses					3,201
Operating loss					(8,793)
Interest expense, net					18,339
Other expense, net					(6,557)
Loss before income taxes					$(20,575)

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Selected financial information related to our segments is presented below for the six months ended July 1, 2018 and June 25, 2017 (in thousands):

	Six months ended July 1, 2018
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Corporate [1]	Total
Net sales from external customers	$156,299	$140,069	$107,569	$—	$403,937
Depreciation expense	5,255	5,514	6,238	11,375	28,382
Amortization expense	—	—	—	13,150	13,150
Segment operating income (loss)	$41,724	$48,672	$(1,248)	$(89,461)	$(313)
Other:
Transaction and transition expenses					2,235
Operating loss					(2,548)
Interest expense, net					40,490
Other expense, net					71,747
Loss before income taxes					$(114,785)

	Six months ended June 25, 2017
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Corporate [1]	Total
Net sales from external customers	$149,313	$115,777	$91,794	$—	$356,884
Depreciation expense	6,209	4,949	5,241	10,725	27,124
Amortization expense	—	—	—	14,396	14,396
Segment operating income (loss)	$38,482	$36,367	$3,204	$(90,271)	$(12,218)
Other:
Transaction and transition expenses					6,173
Operating loss					(18,391)
Interest expense, net					36,534
Other income, net					1,418
Loss before income taxes					$(56,343)

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

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Net sales by geographic region by product line are as follows (in thousands):

	Three months ended		Six months ended
	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017
United States
Lower extremities	$59,464	$54,348	$116,287	$109,809
Upper extremities	70,171	57,535	137,829	113,493
Biologics	20,234	19,273	38,399	37,907
Sports med & other	1,706	1,780	3,853	3,881
Total United States	$151,575	$132,936	$296,368	$265,090

EMEAC
Lower extremities	$12,075	$10,807	$24,234	$21,357
Upper extremities	22,496	17,759	45,950	35,414
Biologics	2,211	1,910	4,416	4,433
Sports med & other	2,292	3,522	5,591	7,033
Total EMEAC	$39,074	$33,998	$80,191	$68,237

Other
Lower extremities	$3,605	$3,960	$6,773	$7,052
Upper extremities	6,641	5,228	12,781	9,995
Biologics	4,371	3,219	7,423	5,867
Sports med & other	134	352	401	643
Total other	$14,751	$12,759	$27,378	$23,557

Total net sales	$205,400	$179,693	$403,937	$356,884
Assets in the U.S. Upper Extremities, U.S. Lower Extremities & Biologics, and International Extremities & Biologics segments are those assets used exclusively in the operations of each business segment or allocated when used jointly. Assets in the Corporate category are principally cash and cash equivalents, derivative assets, property, plant and equipment associated with our corporate headquarters, assets associated with discontinued operations, product liability insurance receivables, and assets associated with income taxes. Total assets by business segment as of July 1, 2018 and December 31, 2017 are as follows (in thousands):

	July 1, 2018
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Corporate	Total
Total assets	$480,397	$922,266	$292,973	$716,396	$2,412,032

	December 31, 2017
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Corporate	Total
Total assets	$490,528	$929,930	$301,985	$406,281	$2,128,724

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition for the three and six months ended July 1, 2018. This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements, our Annual Report on Form 10-K for the year ended December 31, 2017, which includes additional information about our critical accounting policies and practices and risk factors, and "Special Note Regarding Forward-Looking Statements."
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
References in this section to "we," "our" and "us" refer to Wright Medical Group N.V. and its subsidiaries after the Wright/Tornier merger and Wright Medical Group, Inc. and its subsidiaries before the merger. Our fiscal year-end is generally determined on a 52-week basis and runs from the Monday nearest to the 31st of December of a year and ends on the Sunday nearest to the 31st of December of the following year. Every few years, it is necessary to add an extra week to the year making it a 53-week period. The fiscal year ended December 31, 2017 was a 53-week period. The three and six months ended July 1, 2018 and June 25, 2017 each consisted of thirteen and twenty-six weeks, respectively.
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
Our global corporate headquarters are located in Amsterdam, the Netherlands. We also have significant operations located in Memphis, Tennessee (U.S. headquarters, research and development, sales and marketing administration, and administrative activities); Bloomington, Minnesota (upper extremities sales and marketing and warehousing operations); Arlington, Tennessee (manufacturing and warehousing operations); Franklin, Tennessee (manufacturing and warehousing operations); Warsaw, Indiana (research and development); Montbonnot, France (manufacturing and warehousing operations); Plouzané, France (research and development); and Macroom, Ireland (manufacturing). In addition, we have local sales and distribution offices in Canada, Australia, Asia, Latin America, and throughout Europe.
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
Our principal upper extremities products include the AEQUALIS ASCEND® FLEX™ convertible shoulder system and SIMPLICITI® total shoulder replacement system, AEQUALIS® PERFORM™ Glenoid System, and the AEQUALIS® REVERSED II™ reversed shoulder system. SIMPLICITI® is the first minimally invasive, ultra-short stem total shoulder available in the United States. We believe SIMPLICITI® allows us to expand the market to include younger patients that historically have deferred these procedures.  Our BLUEPRINT™ 3D Planning Software can be used with our products to assist surgeons in accurately positioning the glenoid and humeral implants and replicating the pre-operative surgical plan. Other principal upper extremities products include the EVOLVE® radial head prosthesis for elbow fractures, the EVOLVE® Elbow Plating System, and the RAYHACK® osteotomy system.
Our principal lower extremities products include the INBONE®, INFINITY®, and INVISIONTM Total Ankle Replacement Systems, all of which can be used with our PROPHECY® Preoperative Navigation Guides, which combine computer imaging with a patient’s CT scan, and are designed to provide alignment accuracy while reducing surgical steps. Our lower extremities products also include the CLAW® II Polyaxial Compression Plating System, the ORTHOLOC® 3Di Reconstruction Plating System, the PhaLinx® System used for hammertoe indications, PRO-TOE® VO Hammertoe System, the DARCO® family of locked plating systems, the VALOR® ankle fusion nail system, and the Swanson line of toe joint replacement products. The PROstep™ Minimally Invasive Surgery System for Foot and Ankle was launched to limited users in the third quarter of 2017.  Full commercial launch of PROstep™ Minimally Invasive Surgery System is planned for the third quarter of 2018. We also launched and plan to continue to launch during 2018 a number of line extensions to the SALVATION™ limb salvage portfolio. We expect demand for these new products during 2018.
Our biologic products use both biological tissue-based and synthetic materials to allow the body to regenerate damaged or diseased bone and to repair damaged or diseased soft tissue. The newest addition to our biologics product portfolio is AUGMENT® Bone Graft, which is based on recombinant human platelet-derived growth factor (rhPDGF-BB), a synthetic copy of one of the body’s principal healing agents.  FDA approval of AUGMENT® Bone Graft in the United States for ankle and/or hindfoot fusion indications occurred during the third quarter of 2015.  Prior to FDA approval, this product was available for sale in Canada for foot and ankle fusion indications and in Australia and New Zealand for hindfoot and ankle fusion indications.  In June 2018, we received premarket approval (PMA) from the FDA for AUGMENT® Injectable Bone Graft. The AUGMENT® Bone Graft product line was acquired from BioMimetic in March 2013. Our other principal biologics products include the GRAFTJACKET® line of soft tissue repair and containment membranes, the ALLOMATRIX® line of injectable tissue-based bone graft substitutes, the PRO-DENSE® Injectable Graft, the OSTEOSET® synthetic bone graft substitute, and the PRO-STIM® Injectable Inductive Graft.
Significant Quarterly Business Developments. In June 2018, we received premarket approval from the FDA for AUGMENT® Injectable Bone Graft for the same clinical indications as AUGMENT® Bone Graft. AUGMENT® Injectable is a combination product consisting of recombinant human platelet derived growth factor (rhPDGF-BB) and a blend of Type I collagen and Beta tri-calcium phosphate, which provides a clinically proven and safe and effective alternative to autograft for use in hindfoot and ankle fusion in an easy to use flowable formulation.
In September 2015, the third insurance carrier in the policy year applicable to titanium modular neck fracture claims denied coverage under its $25 million excess liability policy despite full payout by the other carriers in that policy year. We strongly disputed the carrier's position and, in accordance with the dispute resolution provisions of the policy, initiated an arbitration proceeding in London, England seeking payment of these funds. The arbitration proceeding was completed on February 15, 2018 and, on April 11, 2018, the arbitration tribunal issued its ruling. Thereafter, we and the insurance carrier agreed to resolve the entire matter in exchange for a single lump sum payment by the carrier to us in the amount of $30.75 million, representing the full policy limits of $25 million plus an additional $5.75 million for legal costs and interest. We received payment of this sum from the carrier on May 8, 2018. This insurance recovery is reflected within our results of discontinued operations for the quarter ended July 1, 2018.

On May 7, 2018, we amended and restated the ABL Credit Agreement to add a $40 million Term Loan Facility. The initial $20 million term loan tranche was funded at closing. We may at any time borrow the second $20 million term loan tranche, but will be required to do so no later than May 7, 2019 unless certain adjusted EBITDA targets are met; in which case, we will be permitted to extend the borrowing requirement for up to an additional two years. All borrowings under the Term Loan Facility are subject to the satisfaction of customary conditions, including the absence of default and the accuracy of representations and warranties in all material respects.
During June 2018, we issued $675 million of 2023 Notes and settled $400.9 million of 2020 Notes and received cash of $215.5 million, net of premium and interest paid on the 2020 Notes. We also paid $141.3 million for hedges associated with the 2023 Notes and received approximately $102.1 million for the issuance of warrants associated with the 2023 Notes. Finally, during June 2018, we wrote off a pro rata share of the 2020 unamortized debt discount and deferred financing fees which totaled $39.9 million.
Financial Highlights. Net sales increased 14.3% totaling $205.4 million in the second quarter of 2018, compared to $179.7 million in the second quarter of 2017, driven primarily by 14.0% growth in our U.S. net sales.
Our U.S. net sales increased $18.6 million, or 14.0%, in the second quarter of 2018 as compared to the second quarter of 2017, driven by continued success of our PERFORM™ REVERSED Glenoid System, our SIMPLICITI® shoulder system, our INFINITY® total ankle replacement system, and our AUGMENT® Bone Graft product, along with increased sales in our core lower extremities business.
Our international net sales increased $7.1 million, or 15.1%, in the second quarter of 2018 as compared to the second quarter of 2017, driven by 4.8% growth in our direct markets and a $2.5 million favorable impact from foreign currency exchange rates.
In the second quarter of 2018, our net loss from continuing operations totaled $90.6 million, compared to a net loss from continuing operations of $21.0 million for the second quarter of 2017. This increase in net loss from continuing operations was primarily driven by the following:

•
$79.3 million increase in other expense (income), net, primarily driven by the $39.9 million non-cash loss for the write-off of unamortized deferred financing fees and debt discount associated with the extinguishment of the 2020 Notes, as well as changes in the net mark-to-market adjustments on our derivative assets and liabilities; and

•
$2.3 million of incremental interest expense, primarily due to interest associated with borrowings under our asset-based line of credit and the new Term Loan Facility that was established during the quarter ended July 1, 2018.

The unfavorable change in net loss from continuing operations was partially offset by:

•	$1.9 million decrease in transaction and transition expenses; and

•	improved profitability in our U.S. lower extremities and U.S. upper extremities businesses due to leveraging fixed expenses over increased net sales.
Opportunities and Challenges. We intend to continue to leverage the global strengths of our product brands as a pure-play extremities and biologics business. Additionally, we believe the highly complementary nature of our businesses gives us significant diversity and scale across a range of geographies and product categories. We believe our December 2017 acquisition of IMASCAP, a leader in the development of software-based solutions for preoperative planning of shoulder replacement surgery, ensures exclusive access to breakthrough software enabling technology and patents, including BLUEPRINT™, to further differentiate our product portfolio and to further accelerate growth opportunities in our global extremities business.
Since the Wright/Tornier merger and through the end of the quarter ended July 1, 2018, we have completed the integration of our global sales force, co-located and consolidated into one ERP system in three of our top five international markets, transferred our U.S. upper extremities inventory into a hub network, and completed a substantial number of other integration activities, while incurring more cost synergies earlier and less sales dis-synergies than we originally anticipated. We believe we have excellent opportunities to improve efficiency and leverage our fixed costs going forward and capture cost synergies. We also believe we have significant opportunity with the recent and anticipated launch of new products, including AUGMENT® Injectable, and through driving BLUEPRINT™ adoption, strategic service at ambulatory surgery centers, and excellent and efficient service to our customers.
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
Results of Operations
Comparison of the three months ended July 1, 2018 to the three months ended June 25, 2017
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

	Three months ended
	July 1, 2018		June 25, 2017
	Amount	% of net sales	Amount	% of net sales
Net sales	$205,400	100.0%	$179,693	100.0%
Cost of sales [1]	45,558	22.2%	38,122	21.2%
Gross profit	159,842	77.8%	141,571	78.8%
Operating expenses:
Selling, general and administrative [1]	140,826	68.6%	130,818	72.8%
Research and development [1]	14,665	7.1%	12,547	7.0%
Amortization of intangible assets	6,009	2.9%	6,999	3.9%
Total operating expenses	161,500	78.6%	150,364	83.7%
Operating loss	(1,658)	(0.8)%	(8,793)	(4.9)%
Interest expense, net	20,678	10.1%	18,339	10.2%
Other expense (income), net	72,747	35.4%	(6,557)	(3.6)%
Loss from continuing operations before income taxes	(95,083)	(46.3)%	(20,575)	(11.5)%
(Benefit) provision for income taxes	(4,462)	(2.2)%	385	0.2%
Net loss from continuing operations	$(90,621)	(44.1)%	$(20,960)	(11.7)%
Income (loss) from discontinued operations, net of tax	22,923		(20,202)
Net loss	$(67,698)		$(41,162)
__________________________

[1]	These line items include the following amounts of non-cash, share-based compensation expense for the periods indicated:

	Three months ended
	July 1, 2018	% of net sales	June 25, 2017	% of net sales
Cost of sales	$146	0.1%	$132	0.1%
Selling, general and administrative	5,437	2.6%	4,323	2.4%
Research and development	478	0.2%	277	0.2%

The following tables set forth our net sales by product line for the U.S. and International for the periods indicated (in thousands) and the percentage of year-over-year change:

	Three months ended
	July 1, 2018	June 25, 2017	% change
U.S.
Lower extremities	$59,464	$54,348	9.4%
Upper extremities	70,171	57,535	22.0%
Biologics	20,234	19,273	5.0%
Sports med & other	1,706	1,780	(4.2)%
Total U.S.	$151,575	$132,936	14.0%

International
Lower extremities	$15,680	$14,767	6.2%
Upper extremities	29,137	22,987	26.8%
Biologics	6,582	5,129	28.3%
Sports med & other	2,426	3,874	(37.4)%
Total International	$53,825	$46,757	15.1%

Total net sales	$205,400	$179,693	14.3%
Net sales
U.S. Sales. U.S. net sales totaled $151.6 million in the second quarter of 2018, a 14.0% increase from $132.9 million in the second quarter of 2017, primarily due to continued growth in our U.S. upper extremities business. U.S. sales represented approximately 73.8% of total net sales in the second quarter of 2018, compared to 74.0% of total net sales in the second quarter of 2017.
Our U.S. lower extremities net sales increased to $59.5 million in the second quarter of 2018 compared to $54.3 million in the second quarter of 2017, representing growth of 9.4%. This growth was driven by a 14.5% net sales growth in our total ankle replacement products and net sales growth in our core lower extremities business primarily due to increased contributions from our expanded sales organization.
Our U.S. upper extremities net sales increased to $70.2 million in the second quarter of 2018 from $57.5 million in the second quarter of 2017, representing growth of 22.0%. This growth was driven by demand for our innovative shoulder product portfolio, including continued success from our PERFORM™ Reversed Glenoid System and our SIMPLICITI® shoulder system.
Our U.S. biologics net sales totaled $20.2 million in the second quarter of 2018, representing a 5.0% increase over the second quarter of 2017. This increase was driven by net sales volume growth in both our core biologics products and AUGMENT® Bone Graft. We received FDA approval of AUGMENT® Injectable Bone Graft at the end of the second quarter of 2018.
International Sales. Net sales in our international regions totaled $53.8 million in the second quarter of 2018 compared to $46.8 million in the second quarter of 2017. This 15.1% increase was due to growth in both our direct and distributor markets, as well as a $2.5 million favorable impact from foreign currency exchange rates (a 5 percentage point favorable impact to international sales growth rate).
Our international lower extremities net sales increased 6.2% to $15.7 million in the second quarter of 2018 from $14.8 million in the second quarter of 2017. Sales increased primarily due to a $0.7 million favorable impact from foreign currency exchange rates (a 5 percentage point favorable impact to international lower extremities sales growth rate).
Our international upper extremities net sales increased 26.8% to $29.1 million in the second quarter of 2018 from $23.0 million in the second quarter of 2017, which included a $1.6 million favorable impact from foreign currency exchange rates (a 7 percentage point favorable impact to international upper extremities sales growth rate). Sales increased by 13.1% in our direct markets in Europe and a combined 25.2% increase in our Canada, Australia and Japan direct markets.
Our international biologics net sales increased 28.3% to $6.6 million in the second quarter of 2018 from $5.1 million in the second quarter of 2017, mostly driven by increased sales volumes to stocking distributors. This increase also included a $0.1 million favorable impact from foreign currency exchange rates (a 2 percentage point favorable impact to international biologics sales growth rate).

Cost of sales
Our cost of sales totaled $45.6 million, or 22.2% of net sales, in the second quarter of 2018, compared to $38.1 million, or 21.2% of net sales, in the second quarter of 2017, reflecting an increase of 1 percentage point as a percentage of net sales. This increase was primarily driven by customer and product mix.
Selling, general and administrative
Our selling, general and administrative expenses totaled $140.8 million, or 68.6% of net sales, in the second quarter of 2018, compared to $130.8 million, or 72.8% of net sales, in the second quarter of 2017. Selling, general and administrative expenses as a percentage of net sales decreased 4 percentage points due to a decrease in spending on transition and transaction costs of $3.1 million, or 1.5% of net sales, from the second quarter 2017 and by leveraging fixed expenses in our U.S. businesses over increased net sales.
Research and development
Our research and development expense totaled $14.7 million in the second quarter of 2018 compared to $12.5 million in the second quarter of 2017. Research and development costs remained relatively constant at approximately 7% of net sales. Our research and development expenses are estimated to range from 7% to 8% as a percentage of net sales in 2018.
Amortization of intangible assets
Charges associated with amortization of intangible assets totaled $6.0 million in the second quarter of 2018, compared to $7.0 million in the second quarter of 2017. Based on intangible assets held at July 1, 2018, we expect amortization expense to be approximately $24.7 million for the full year of 2018, $22.8 million in 2019, $22.0 million in 2020, $21.9 million in 2021, and $21.8 million in 2022.
Interest expense, net
Interest expense, net, totaled $20.7 million in the second quarter of 2018 and $18.3 million in the second quarter of 2017. Our interest expense in the second quarter of 2018 related primarily to non-cash interest expense associated with the amortization of the discount on the 2021 Notes and 2020 Notes of $4.9 million and $7.1 million, respectively; amortization of deferred financing charges on the 2021 Notes, 2020 Notes, and our ABL Facility totaling $1.4 million; and cash interest expense totaling $7.0 million primarily associated with the 2021 Notes, 2020 Notes and borrowings under our asset-based line of credit and the new Term Loan Facility that was established during the quarter ended July 1, 2018. Our interest expense in the second quarter of 2017 related primarily to non-cash interest expense associated with the amortization of the discount on the 2021 Notes and 2020 Notes of $4.5 million and $6.8 million, respectively, amortization of deferred financing charges on the 2021 Notes, 2020 Notes, 2017 Notes, and our ABL Facility totaling $1.2 million; and cash interest expense totaling $5.7 million primarily associated with the coupon on the 2021 Notes, 2020 Notes, 2017 Notes, and our ABL Facility.
Other expense (income), net
Other expense, net totaled $72.7 million in the second quarter of 2018, compared to $6.6 million of other income, net in the second quarter of 2017.
In the second quarter of 2018, other expense, net, primarily consisted of:

•	a $39.9 million charge for the write-off of unamortized deferred financing fees and debt discount associated with the extinguishment of $400.9 million of the 2020 Notes and

•	a loss of $32.9 million for the net mark-to-market adjustments on our derivative assets and liabilities.
These charges were partially offset by an unrealized gain of $2.5 million for the mark-to-market adjustment on CVRs issued in connection with the BioMimetic acquisition.
In the second quarter of 2017, other income, net primarily consisted of:

•	an unrealized gain of $3.9 million for the mark-to-market adjustment on CVRs issued in connection with the acquisition of BioMimetic; and

•	an unrealized gain of $4.3 million for the net mark-to-market adjustments on our derivative assets and liabilities.
(Benefit) provision for income taxes
We recorded a tax benefit from continuing operations of $4.5 million in the second quarter of 2018, compared to a tax provision from continuing operations of $0.4 million in the second quarter of 2017. The net tax benefit recorded in the second quarter of 2018 includes a benefit resulting from our ability to recognize a tax benefit on pre-tax losses in the U.S., to the extent of our earnings within discontinued operations in the U.S. for the six months ended July 1, 2018, the impact of the lower statutory tax rate in the U.S. of 21% and the ability to carryforward net operating losses indefinitely as enacted by the Tax Cuts and Jobs Act

("2017 Tax Act") in December 2017, offset by tax provision for foreign currency gains and the result of net earnings in jurisdictions for which we do not have a valuation allowance. We are unable to recognize a tax benefit in jurisdictions where we are incurring losses (primarily the U.S.) due to the valuation allowance on our net deferred tax assets, except to the extent to which we recognize a gain within discontinued operations.  Other provisions under the 2017 Tax Act include U.S. taxation on certain foreign earnings referred to as Global Intangible Low-Taxed Income and the Base Erosion Anti-Abuse Tax, both of which did not have an effect on our financial results due to the losses and valuation allowance in the U.S. During the second quarter of 2017, the tax provision primarily related to the net earnings mix in jurisdictions for which we do not have a valuation allowance.
Further, we recognized the income tax effects of the 2017 Tax Act in our 2017 financial statements in accordance with Staff Accounting Bulletin No. 118 (SAB 118), which provides SEC staff guidance for the application of ASC Topic 740, Income Taxes, in the reporting period in which the 2017 Tax Act was signed into law. We included the provisional amount pertaining to the one-time deemed repatriation charge in our 2017 financial statements and still conclude this is a reasonable estimate based on current guidance and interpretations. We did not identify any items for which the income tax effects of the 2017 Tax Act could not be reasonably estimated as of July 1, 2018.
Income (loss) from discontinued operations, net of tax
Income (loss) from discontinued operations, net of tax, consists primarily of the costs associated with legal defense, income/loss associated with product liability insurance recoveries/denials, and changes to any contingent liabilities associated with the OrthoRecon business that was sold to MicroPort and, to a lesser degree, costs associated with the Large Joints business that was sold to Corin.
As described within Note 13, in September 2015, the third insurance carrier in the policy year applicable to titanium modular neck fracture claims denied coverage under its $25 million excess liability policy despite full payout by the other carriers in that policy year. We strongly disputed the carrier's position and, in accordance with the dispute resolution provisions of the policy, initiated an arbitration proceeding in London, England seeking payment of these funds. The arbitration proceeding was completed on February 15, 2018 and, on April 11, 2018, the arbitration tribunal issued its ruling. Thereafter, we and the insurance carrier agreed to resolve the entire matter in exchange for a single lump sum payment by the carrier to us in the amount of $30.75 million, representing the full policy limits of $25 million plus an additional $5.75 million for legal costs and interest. We received payment of this sum from the carrier on May 8, 2018. This insurance recovery is reflected within our results of discontinued operations for the quarter ended July 1, 2018, which contributed to the $22.9 million in income from discontinued operations, net of tax for the second quarter of 2018, compared to a loss from discontinued operations, net of tax of $20.2 million for the second quarter of 2017.
See Note 4 and Note 13 to our condensed consolidated financial statements for further discussion regarding our discontinued operations and our retained contingent liabilities associated with the OrthoRecon business.

Comparison of the six months ended July 1, 2018 to the six months ended June 25, 2017
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

	Six months ended
	July 1, 2018		June 25, 2017
	Amount	% of net sales	Amount	% of net sales
Net sales	$403,937	100.0%	$356,884	100.0%
Cost of sales [1]	86,697	21.5%	75,248	21.1%
Gross profit	317,240	78.5%	281,636	78.9%
Operating expenses:
Selling, general and administrative [1]	278,074	68.8%	260,652	73.0%
Research and development [1]	28,564	7.1%	24,979	7.0%
Amortization of intangible assets	13,150	3.3%	14,396	4.0%
Total operating expenses	319,788	79.2%	300,027	84.1%
Operating loss	(2,548)	(0.6)%	(18,391)	(5.2)%
Interest expense, net	40,490	10.0%	36,534	10.2%
Other expense, net	71,747	17.8%	1,418	0.4%
Loss from continuing operations before income taxes	(114,785)	(28.4)%	(56,343)	(15.8)%
(Benefit) provision for income taxes	(4,257)	(1.1)%	1,324	0.4%
Net loss from continuing operations	$(110,528)	(27.4)%	$(57,667)	(16.2)%
Income (loss) from discontinued operations, net of tax	17,316		(42,194)
Net loss	$(93,212)		$(99,861)
__________________________

[1]	These line items include the following amounts of non-cash, share-based compensation expense for the periods indicated:

	Six months ended
	July 1, 2018	% of net sales	June 25, 2017	% of net sales
Cost of sales	$311	0.1%	$251	0.1%
Selling, general and administrative	9,959	2.5%	7,979	2.2%
Research and development	809	0.2%	456	0.1%

The following tables set forth our net sales by product line for the U.S. and International for the periods indicated (in thousands) and the percentage of year-over-year change:

	Six months ended
	July 1, 2018	June 25, 2017	% change
U.S.
Lower extremities	$116,287	$109,809	5.9%
Upper extremities	137,829	113,493	21.4%
Biologics	38,399	37,907	1.3%
Sports med & other	3,853	3,881	(0.7)%
Total U.S.	$296,368	$265,090	11.8%

International
Lower extremities	$31,007	$28,409	9.1%
Upper extremities	58,731	45,409	29.3%
Biologics	11,839	10,300	14.9%
Sports med & other	5,992	7,676	(21.9)%
Total International	$107,569	$91,794	17.2%

Total net sales	$403,937	$356,884	13.2%
Net sales
U.S. Sales. U.S. net sales totaled $296.4 million in the first six months of 2018, an 11.8% increase from $265.1 million in the first six months of 2017, primarily due to continued growth in our U.S. upper extremities business. U.S. sales represented approximately 73.4% of total net sales in the first six months of 2018, compared to 74.3% of total net sales in the first six months of 2017.
International Sales. International net sales totaled $107.6 million in the first six months of 2018 compared to $91.8 million in the first six months of 2017. This 17.2% increase was primarily driven by a $7.6 million favorable impact from foreign currency exchange rates (an 8 percentage point favorable impact to sales growth rate) and a 5.7% increase in our direct markets.
Cost of sales
Our cost of sales as a percentage of net sales slightly increased to 21.5% in the first six months of 2018 compared to 21.1% in the first six months of 2017. This increase was primarily driven by customer and product mix, partially offset by favorable manufacturing expenses.
Operating expenses
As a percentage of net sales, operating expenses decreased to 79.2% in the first six months of 2018 compared to 84.1% in the first six months of 2017, reflecting a decrease of 5 percentage point as a percentage of net sales. This decrease was primarily the result of reduced spending on transition and transaction costs of $5.5 million, or 1.4% of net sales, and leveraging corporate and certain U.S. selling, general and administrative expenses over increased net sales.
(Benefit) provision for income taxes
We recorded an income tax benefit from continuing operations of $4.3 million in the first six months of 2018, compared to a tax provision from continuing operations of $1.3 million in the first six months of 2017. The tax benefit for the current year period includes a benefit recorded due to our ability to recognize a tax benefit on pre-tax losses in the U.S. as a result of the earnings within discontinued operations in the U.S. The remaining includes the impact of the lower statutory tax rate in the U.S. of 21% and the ability to carryforward net operating losses indefinitely as enacted by the 2017 Tax Act in December 2017, offset by tax provision for foreign currency gains and the result of net earnings in jurisdictions for which we do not have a valuation allowance. The tax provision for the prior year period is the result of net earnings in jurisdictions for which we do not have a valuation allowance.

Income (loss) from discontinued operations, net of tax
As described earlier and within Note 13, we received an insurance recovery payment of $30.75 million on May 8, 2018, which is reflected within our results of discontinued operations for the six months ended July 1, 2018, and contributed to the $17.3 million in income from discontinued operations, net of tax for the first six months of 2018, compared to a loss from discontinued operations, net of tax of $42.2 million for the first six months of 2017. See Note 4 and Note 13 to our condensed consolidated financial statements for further discussion regarding our discontinued operations and our retained contingent liabilities associated with the OrthoRecon business.
Reportable segments
The following tables set forth, for the periods indicated, net sales and operating income of our reportable segments expressed as dollar amounts (in thousands) and as a percentage of net sales:

	Three months ended July 1, 2018
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics
Net sales	$80,402	$71,173	$53,825
Operating income (loss)	$22,266	$24,518	$(1,506)
Operating income (loss) as a percent of net sales	27.7%	34.4%	(2.8)%

	Three months ended June 25, 2017
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics
Net sales	$74,319	$58,616	$46,758
Operating income	$17,657	$18,879	$886
Operating income as a percent of net sales	23.8%	32.2%	1.9%

	Six months ended July 1, 2018
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics
Net sales	$156,299	$140,069	$107,569
Operating income (loss)	$41,724	$48,672	$(1,248)
Operating income (loss) as a percent of net sales	26.7%	34.7%	(1.2)%

	Six months ended June 25, 2017
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics
Net sales	$149,313	$115,777	$91,794
Operating income	$38,482	$36,367	$3,204
Operating income as a percent of net sales	25.8%	31.4%	3.5%
Net sales of our U.S. lower extremities and biologics segment increased $6.1 million and $7.0 million in the three and six months ended July 1, 2018, respectively, compared to the three and six months ended June 25, 2017. Operating income of our U.S. lower extremities and biologics segment increased $4.6 million and $3.2 million for the three and six months ended July 1, 2018, respectively, compared to the three and six months ended June 25, 2017. These increases to both net sales and operating income were driven primarily by net sales growth from our total ankle replacement products and our core lower extremities business, as we were able to leverage fixed operating expenses by growing sales at a significantly higher rate than expenses.
Net sales of our U.S. upper extremities segment increased $12.6 million and $24.3 million in the three and six months ended July 1, 2018, respectively, compared to the three and six months ended June 25, 2017. Operating income of our U.S. upper extremities segment increased $5.6 million and $12.3 million in the three and six months ended July 1, 2018, respectively, as compared to the three and six months ended June 25, 2017. These increases to both net sales and operating income were primarily driven by net sales growth within our innovative shoulder product portfolio, including continued success of our PERFORM™ Reversed Glenoid

System and the SIMPLICITI® shoulder system, as we were able to leverage fixed operating expenses by growing sales at a significantly higher rate than expenses.
Net sales of our International extremities and biologics segment increased $7.1 million and $15.8 million in the three and six months ended July 1, 2018, respectively, compared to the three and six months ended June 25, 2017, primarily due to increased sales growth in our direct markets and favorable impacts from foreign currency exchange rates. Operating income (loss) of our International extremities and biologics segment decreased $2.4 million and $4.5 million in the three and six months ended July 1, 2018, respectively, compared to the three and six months ended June 25, 2017, primarily driven by an unfavorable impact from foreign currency exchange rates, as well as increased investments in sales, marketing, and distribution employees during the latter portion of 2017.
Liquidity and Capital Resources
The following table sets forth, for the periods indicated, certain liquidity measures (in thousands):

	July 1, 2018	December 31, 2017
Cash and cash equivalents	$313,214	$167,740
Working capital	371,728	151,599
Operating Activities. Cash used in operating activities totaled $5.2 million and $10.8 million in the first six months of 2018 and 2017, respectively. The decrease in cash used in operating activities in the first six months of 2018 was driven by improved cash profitability of continuing operations, as increased cash spending on previously agreed upon product liability settlements was mostly offset by insurance recoveries (see Note 13 to our condensed consolidated financial statements for further discussion of these liabilities and insurance recoveries) related to the former OrthoRecon business.
Investing Activities. Our capital expenditures totaled $29.7 million and $31.4 million in the first six months of 2018 and 2017, respectively. Historically, our capital expenditures have consisted principally of surgical instrumentation, purchased manufacturing equipment, research and testing equipment, and computer systems. We expect to incur capital expenditures of approximately $50 million in 2018.
Financing Activities. During the first six months of 2018 and 2017, cash provided by financing activities totaled $181.8 million, compared to $8.2 million in the first six months of 2017. Cash provided by financing activities in the first six months of 2018 was primarily attributable to the net cash proceeds received from the 2023 Notes exchange. During June 2018, we issued $675 million of 2023 Notes, settled $400.9 million of 2020 Notes, and paid a premium of $55.6 million on the 2020 Notes. We also paid $141.3 million for hedges associated with the 2023 Notes and received approximately $102.1 million for the issuance of warrants associated with the 2023 Notes. Additionally, we received $5.7 million in cash from the issuance of ordinary shares in connection with option exercises. Other debt proceeds were primarily made up of the Term Loan Facility which were used to pay down a portion of the asset-based line of credit under the ABL Facility.
Cash provided by financing activities in the first six months of 2017 was primarily attributable to $19.7 million in cash received from the issuance of ordinary shares in connection with option exercises, partially offset by $9.4 million of net payments due to timing of the weekly lockbox repayment/re-borrowing arrangement underlying the ABL Facility.
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
Cash used in operating activities by the OrthoRecon business totaled $23.6 million and $17.7 million for the six months ended July 1, 2018 and June 25, 2017, respectively. Cash provided by operating activities from the Large Joints business totaled $2.5 million for the six months ended July 1, 2018. Cash used in operating activities by the Large Joints business totaled $1.3 million for the six months ended June 25, 2017.
We expect cash outflows resulting from product liabilities during the remainder of 2018 and 2019, associated with the metal-on-metal settlements, net of insurance recoveries. We do not expect that the future cash outflows from discontinued operations, including the payment of these retained liabilities of the OrthoRecon business, will have an impact on our ability to meet contractual cash obligations and fund our working capital requirements, operations, and anticipated capital expenditures.

Contractual Cash Obligations. As of July 1, 2018, there were no material changes to our contractual cash obligations and commercial commitments as disclosed in in "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Contractual Cash Obligations " of our Annual Report on Form 10-K for the year ended December 31, 2017, except for the new 2023 Notes and new Term Loan Facility, as described in Note 9.
Other Liquidity Information. We have historically funded our cash needs through various equity and debt issuances, more recently borrowings under our ABL Facility, and through cash flow from operations.
In June 2018, WMG issued $675 million aggregate principal amount of the 2023 Notes, which, after consideration of the exchange of approximately $400.9 million principal amount of the 2020 Notes, generated proceeds of approximately $215.5 million net of premium and interest paid. We also paid $141.3 million for hedges associated with the 2023 Notes and received approximately $102.1 million for the issuance of warrants associated with the 2023 Notes.
On December 23, 2016, we, together with WMG and certain of our other wholly-owned U.S. subsidiaries, entered into a Credit, Security and Guaranty Agreement (ABL Credit Agreement) with Midcap Financial Trust, as administrative agent (Agent) and a lender and the additional lenders from time to time party thereto. The ABL Credit Agreement provides for a $150 million senior secured asset-based line of credit, subject to the satisfaction of a borrowing base requirement (ABL Facility). The ABL Facility may be increased by up to $100 million upon our request, subject to the consent of the Agent and each of the other lenders providing such increase and the satisfaction of customary conditions. We are required to maintain net revenue at or above specified minimum levels, to maintain liquidity in the United States above a specified level and to comply with other covenants under the ABL Credit Agreement. We are in compliance with all covenants as of July 1, 2018. As of July 1, 2018, we had $32.5 million in borrowings outstanding under the ABL Facility and $117.5 million in unused availability under the ABL Facility. As of December 31, 2017, we had $53.6 million in borrowings outstanding under the ABL Facility and $96.4 million in unused availability under the ABL Facility.
On May 7, 2018, we amended and restated the ABL Credit Agreement to add a $40 million Term Loan Facility. The initial $20 million term loan tranche was funded at closing. The Borrowers may at any time borrow the second $20 million term loan tranche, but will be required to do so no later than May 7, 2019 unless certain adjusted EBITDA targets are met; in which case, the Borrowers will be permitted to extend the borrowing requirement for up to an additional two years. All borrowings under the Term Loan Facility are subject to the satisfaction of customary conditions, including the absence of default and the accuracy of representations and warranties in all material respects.
On November 1, 2016, WMT entered into a MSA with Court-appointed attorneys representing plaintiffs in the metal-on-metal hip replacement product liability litigation pending before the MDL and the JCCP. Under the terms of the MSA, the parties agreed to settle 1,292 specifically identified claims associated with CONSERVE®, DYNASTY® and LINEAGE® products that meet the eligibility requirements of the MSA and are either pending in the MDL or JCCP, or subject to court-approved tolling agreements in the MDL or JCCP, for a settlement amount of $240 million.
On October 3, 2017, WMT entered into two settlement agreements (collectively, the Second Settlement Agreements) with the Court-appointed attorneys representing plaintiffs in the MDL and JCCP. Under the terms of the Second Settlement Agreements, the parties agreed to settle 629 specifically identified CONSERVE®, DYNASTY® and LINEAGE® claims that meet the eligibility requirements of the Second Settlement Agreements and are either pending in the MDL or JCCP, or subject to court-approved tolling agreements in the MDL or JCCP, for a maximum settlement amount of $89.75 million. The comprehensive settlement amount is contingent on WMT’s recovery of new insurance payments totaling at least $35 million from applicable insurance carriers by December 31, 2017. On March 29, 2018, WMT entered into a Third Amendment to the Third Settlement Agreement which eliminates the contingency and gives WMT the option, by September 30, 2018, to either pay or make available for payment the then outstanding deficit on the insurance contingency or transfer to eligible claimants WMT’s claims against the insurance carriers with whom WMT has not settled, and pay or make available for payment such insurance deficit in March 2019, subject to the right to recover these funds from any plaintiff recoveries from carriers plus ten percent interest, plus an additional $5 million in costs, in each case after recovery by plaintiffs’ counsel of costs and fees. In connection with such transfer agreement, WMT would also enter into a stipulated judgment in the amount of $541 million, which judgment would not be recoverable against WMT or its affiliates. To date, certain of the insurance carriers have contributed $21.9 million of funds applicable against the $35 million contingency, leaving a $13.1 million deficit as of July 1, 2018.
As of July 1, 2018, our accrual for metal-on-metal claims totaled $121.1 million, of which $71.5 million is included in our condensed consolidated balance sheet within “Accrued expenses and other current liabilities” and $49.6 million is included within “Other liabilities.”  As of December 31, 2017, our accrual for metal-on-metal claims totaled $177.5 million, of which $127.4 million is included in our condensed consolidated balance sheet within “Accrued expenses and other current liabilities” and $50.1 million is included within “Other liabilities.” See Note 13 to our condensed consolidated financial statements for additional discussion regarding the MSA and Second Settlement Agreements and our accrual methodologies for the metal-on-metal hip replacement product liability claims.

In September 2015, the third insurance carrier in the policy year applicable to titanium modular neck fracture claims denied coverage under its $25 million excess liability policy despite full payout by the other carriers in that policy year. The company disputed the carrier's position and, in accordance with the dispute resolution provisions of the policy, initiated an arbitration proceeding in London. The arbitration proceeding was completed on February 15, 2018 and, on April 11, 2018, the arbitration tribunal issued its ruling. Thereafter, we and the insurance carrier agreed to resolve the entire matter in exchange for a single lump sum payment by the carrier to us in the amount of $30.75 million, representing the full policy limits of $25 million plus an additional $5.75 million for costs and interest. We received payment of this sum from the carrier on May 8, 2018. This insurance recovery is reflected within our results of discontinued operations for the quarter ended July 1, 2018.
Although it is difficult for us to predict our future liquidity requirements, we believe that our cash and cash equivalents of approximately $313.2 million, the $117.5 million in availability under the ABL Facility and the additional $20 million of term loan capacity, as of July 1, 2018, will be sufficient for at least the next 12 months to fund our working capital requirements and operations, permit anticipated capital expenditures during the remainder of 2018, pay retained metal-on-metal product and other liabilities of the OrthoRecon business, including without limitation amounts under the MSA and Second Settlement Agreements, fund contingent considerations including without limitation the up to $42 million CVR milestone payment, and meet our anticipated contractual cash obligations in 2018.
In-process research and development. In connection with the BioMimetic acquisition, we acquired in-process research and development (IPRD) technology related to projects that had not yet reached technological feasibility as of the acquisition date, which included AUGMENT® Injectable Bone Graft. The acquisition-date fair value of the IPRD technology was $27.1 million for AUGMENT® Injectable Bone Graft. The fair value of the IPRD technology was reduced to $0 as of December 31, 2014, which reflects the impairment charges recognized in 2013 after receipt of the not approvable letter from the FDA in response to a pre-market approval (PMA) application for AUGMENT® Bone Graft for use as an alternative to autograft in hindfoot and ankle fusion procedures. In September 2015, we received premarket approval from the FDA for AUGMENT® Bone Graft, and in June 2018, we received premarket approval from the FDA for AUGMENT® Injectable Bone Graft.
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
Borrowings under our ABL Facility bear interest at variable rates. The interest rate margin applicable to borrowings under the ABL Facility is, at the option of the Borrowers, equal to either (a) 3.25% for base rate loans or (b) 4.25% for LIBOR rate loans, subject to a 0.75% LIBOR floor. As of July 1, 2018, we had $32.5 million of borrowings under our ABL Facility. Based upon this debt level, and the LIBOR floor on our interest rate, a 100 basis point increase in the annual interest rate on such borrowings would have an immaterial impact on our interest expense on an annual basis.
On July 1, 2018, we had invested cash and cash equivalents of approximately $313.2 million. We believe that a 10 basis point change in interest rates is reasonably possible in the near term. Based on our current level of investment, an increase or decrease of 10 basis points in interest rates would have an annual impact of approximately $0.3 million to our interest income.
As of July 1, 2018, we had outstanding an aggregate of $186.6 million, $395 million, and $675 million, principal amount of our 2020 Notes, 2021 Notes, and 2023 Notes, respectively. Additionally, we had $20 million principal outstanding under our Term Loan Facility. We carry these instruments at face value less unamortized discount and unamortized debt issuance costs on our condensed consolidated balance sheets. Since these instruments bear interest at a fixed rate, we have no financial statement risk associated with changes in interest rates. However, the fair value of the 2020 Notes, 2021 Notes, and 2023 Notes fluctuates when interest rates change, and when the market price of our ordinary shares fluctuates. We do not carry the 2020 Notes, 2021 Notes or 2023 Notes at fair value, but present the fair value of the principal amount of our 2020 Notes, 2021 Notes and 2023 Notes for disclosure purposes.
Equity Price Risk
On June 28, 2018, we issued $675 million aggregate principal amount of the 2023 Notes. The holders of the 2023 Notes may convert their 2023 Notes into cash upon the satisfaction of certain circumstances as described in Note 9. The conversion and settlement provisions of the 2023 Notes are based on the price of our ordinary shares at conversion or at maturity of the notes. In addition, the hedges and warrants associated with these convertible notes also include settlement provisions that are based on the price of our ordinary shares. The amount of cash we may be required to pay, or the number of shares we may be required to provide to note holders at conversion or maturity of these notes, is determined by the price of our ordinary shares. The amount of cash that we may receive from hedge counterparties in connection with the related hedges and the number of shares that we may be required to provide warrant counterparties in connection with the related warrants are also determined by the price of our ordinary shares.
Upon the expiration of our warrants issued in connection with the 2023 Notes, we will issue ordinary shares to the purchasers of the warrants to the extent the price of our ordinary shares exceeds the warrant strike price of $40.86 at that time. The following table shows the number of shares that we would issue to warrant counterparties at expiration of the warrants assuming various closing prices of our ordinary shares on the date of warrant expiration:

Share price		Shares (in thousands)
$44.95	(10% greater than strike price)	1,839
$49.03	(20% greater than strike price)	3,371
$53.12	(30% greater than strike price)	4,668
$57.20	(40% greater than strike price)	5,780
$61.29	(50% greater than strike price)	6,743

The fair value of the 2023 Notes Conversion Derivative and the 2023 Notes Hedge is directly impacted by the price of our ordinary shares. We entered into the 2023 Notes Hedges in connection with the issuance of the 2023 Notes with the option counterparties. The 2023 Notes Hedges, which are cash-settled, are intended to reduce our exposure to potential cash payments that we are required to make upon conversion of the 2023 Notes in excess of the principal amount of converted notes if our ordinary share price exceeds the conversion price. The following table presents the fair values of the 2023 Notes Conversion Derivative and 2023 Notes Hedge as a result of a hypothetical 10% increase and decrease in the price of our ordinary shares. We believe that a 10% change in our share price is reasonably possible in the near term:

(in thousands)
	Fair value of security given a 10% decrease in share price	Fair value of security as of July 1, 2018	Fair value of security given a 10% increase in share price
2023 Notes Hedges (Asset)	$96,481	$124,973	$156,012
2023 Notes Conversion Derivative (Liability)	$94,213	$125,863	$160,968
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

(in thousands)
	Fair value of security given a 10% decrease in share price	Fair value of security as of July 1, 2018	Fair value of security given a 10% increase in share price
2021 Notes Hedges (Asset)	$140,450	$176,328	$214,214
2021 Notes Conversion Derivative (Liability)	$136,505	$175,641	$216,982
On February 13, 2015, WMG issued $632.5 million of the 2020 Notes. A portion of the 2020 Notes was exchanged in conjunction with both the 2021 Notes and the 2023 Notes. As of July 1, 2018, $186.6 million was outstanding on the 2020 Notes. The holders of the 2020 Notes may convert their 2020 Notes into cash upon the satisfaction of certain circumstances as described in Note 9. The conversion and settlement provisions of the 2020 Notes are based on the price of our ordinary shares at conversion or at maturity of the notes. In addition, the hedges and warrants associated with these convertible notes also include settlement provisions that are based on the price of our ordinary shares. The amount of cash we may be required to pay, or the number of shares we may be required to provide to note holders at conversion or maturity of these notes, is determined by the price of our ordinary shares. The amount of cash that we may receive from hedge counterparties in connection with the related hedges and the number of shares that we may be required to provide warrant counterparties in connection with the related warrants are also determined by the price of our ordinary shares.
Upon the expiration of our warrants associated with the 2020 Notes, we will issue ordinary shares to the purchasers of the warrants to the extent the price of our ordinary shares exceeds the warrant strike price at that time. On November 24, 2015, Wright Medical Group N.V. assumed WMG's obligations pursuant to the warrants, and the strike price of the warrants was adjusted from $40.00 to $38.8010 per ordinary share. The following table shows the number of shares that we would issue to warrant counterparties at expiration of the warrants assuming various closing prices of our ordinary shares on the date of warrant expiration:

Share price		Shares (in thousands)
$42.68	(10% greater than strike price)	566
$46.56	(20% greater than strike price)	1,039
$50.44	(30% greater than strike price)	1,438
$54.32	(40% greater than strike price)	1,780
$58.20	(50% greater than strike price)	2,077
The fair value of the 2020 Notes Conversion Derivative and the 2020 Notes Hedge is directly impacted by the price of our ordinary shares. We entered into the 2020 Notes Hedges in connection with the issuance of the 2020 Notes with the option counterparties. In conjunction with the issuance of the 2021 Notes, a portion of the 2020 Notes Conversion Derivative and the 2020 Notes Hedge were settled. In conjunction with the issuance of the 2023 Notes, a portion of the 2020 Notes Conversion Derivative was settled, and we agreed to settle a portion of the 2020 Notes Hedge as described in Note 6. The unsettled 2020 Notes Hedges, which are cash-settled, are intended to reduce our exposure to potential cash payments that we are required to make upon conversion of the 2020 Notes in excess of the principal amount of converted notes if our ordinary share price exceeds the conversion price. The following table presents the fair values of the 2020 Notes Conversion Derivative and 2020 Notes Hedge as a result of a hypothetical 10% increase and decrease in the price of our ordinary shares. We believe that a 10% change in our share price is reasonably possible in the near term:

(in thousands)
	Fair value of security given a 10% decrease in share price	Fair value of security as of July 1, 2018	Fair value of security given a 10% increase in share price
2020 Notes Hedges (Asset)	$11,983	$18,807	$27,236
2020 Notes Conversion Derivative (Liability)	$11,829	$18,571	$27,159
Foreign Currency Exchange Rate Fluctuations
Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our financial results. Approximately 23% and 24% of our net sales from continuing operations were denominated in foreign currencies during the three and six months ended July 1, 2018, respectively, and we expect that foreign currencies will continue to represent a similarly significant percentage of our net sales in the future. The cost of sales related to these sales is primarily denominated in U.S. dollars; however, operating costs related to these sales are largely denominated in the same respective currencies, thereby partially limiting our transaction risk exposure. For sales not denominated in U.S. dollars, an increase in the rate at which a foreign currency is exchanged for U.S. dollars will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases, if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and our competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our prices not being competitive in a market where business is transacted in the local currency.
For three and six months ended July 1, 2018, approximately 90% of our net sales denominated in foreign currencies were derived from European Union countries, which are denominated in the Euro; from the United Kingdom, which are denominated in the British pound; from Australia which are denominated in Australian dollar; and from Canada, which are denominated in the Canadian dollar. Additionally, we have significant intercompany receivables, payables, and debt from our foreign subsidiaries that are denominated in foreign currencies, principally the Euro, the Japanese yen, the British pound, the Australian dollar, and the Canadian dollar. Our principal exchange rate risk, therefore, exists between the U.S. dollar and the Euro, British pound, Australian dollar, and the Canadian dollar. Fluctuations from the beginning to the end of any given reporting period result in the revaluation of our foreign currency-denominated intercompany receivables, payables, and debt generating currency translation gains or losses that impact our non-operating income and expense levels in the respective period.

As discussed in Note 6 to the condensed consolidated financial statements, during 2017, we entered into certain short-term derivative financial instruments in the form of foreign currency forward contracts. These forward contracts were designed to mitigate our exposure to currency fluctuations in our intercompany balances denominated currently in Euros, British pounds, and Canadian dollars. Any change in the fair value of these forward contracts as a result of a fluctuation in a currency exchange rate was expected to be offset by a change in the value of the intercompany balance. These contracts were effectively closed at the end of each reporting period. We discontinued our foreign currency forward contracts derivative program in 2018.
A uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which our transactions are denominated would have resulted in an increase in operating income of approximately $0.4 million and $0.9 million for the three and six months ended July 1, 2018, respectively. This hypothetical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. This sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices, which can also be affected by the change in exchange rates.
ITEM 4. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of July 1, 2018 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of July 1, 2018.
Changes in Internal Control Over Financial Reporting
During the fiscal quarter ended July 1, 2018, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
Patent Litigation
On September 23, 2014, Spineology filed a patent infringement lawsuit, Case No. 0:14-cv-03767, in the U.S. District Court in Minnesota, alleging that our X-REAM® bone reamer infringes U.S. Patent No. RE42,757 entitled “EXPANDABLE REAMER.” In January 2015, on the deadline for service of its complaint, Spineology dismissed its complaint without prejudice and filed a new, identical complaint. We filed an answer to the new complaint with the Court on April 27, 2015. The Court conducted a Markman hearing on March 23, 2016. Mediation was held on August 11, 2016, but no agreement could be reached. The Court issued a Markman decision on August 30, 2016, in which it found all asserted product claims invalid as indefinite under applicable patent laws and construed several additional claim terms. The parties completed fact and expert discovery with respect to the remaining asserted method claims. We filed a motion for summary judgment of non-infringement of the remaining asserted patent claims and motions to exclude testimony from Spineology’s technical and damages experts. Spineology filed a motion for summary judgment of infringement. On July 25, 2017, the Court granted our motion for summary judgment of non-infringement; denied Spineology’s motion for summary judgment of infringement; and denied all remaining motions as moot. The Court also entered judgment in our favor and against Spineology on all issues. Spineology appealed the judgment to the U.S. Court of Appeals for the Federal Circuit and we are awaiting oral argument. On July 6, 2018, the Court of Appeals affirmed the judgment of non-infringement in our favor and directed the District Court to enter judgment of non-infringement as to all of Spineology’s asserted patent claims.
On September 13, 2016, we filed a civil action, Case No. 2:16-cv-02737-JPM, against Spineology in the U.S. District Court for the Western District of Tennessee alleging breach of contract, breach of implied warranty against infringement, and seeking a judicial declaration of indemnification from Spineology for patent infringement claims brought against us stemming from our sale and/or use of certain expandable reamers purchased from Spineology. Spineology filed a motion to dismiss on October 17, 2016, but withdrew the motion on November 28, 2016. On December 7, 2016, Spineology filed an answer to our complaint and counterclaims, including counterclaims relating to a 2004 non-disclosure agreement between Spineology and WMT. On December 28, 2016, we filed a motion to dismiss the counterclaims relating to that 2004 agreement. On January 4, 2017, Spineology filed a motion for summary judgment on certain claims set forth in our complaint. We opposed that motion. On January 27, 2017, we filed a motion for summary judgment on certain issues pertaining to our indemnification claims. Spineology opposed that motion. On July 7, 2017, the Court extended the deadlines for completing discovery until after it ruled on those pending motions. On August 29, 2017, the Court ruled on the motions to dismiss and for summary judgment. In view of that decision, on September 22, 2017, the parties stipulated, and the Court entered, a judgment that effectively ended the case in a draw. We appealed the judgment as to our claims against Spineology to the U.S. Court of Appeals for the Sixth Circuit and oral argument occurred on August 2, 2018. Spineology did not appeal the District Court’s dismissal of its contract counterclaim.

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
Excluding claims resolved in the settlement agreements described below, as of July 1, 2018, there were approximately 105 unresolved metal-on-metal hip cases pending in U.S. courts. This number includes cases ineligible for settlement, cases which opted out of settlement, post-settlement cases, and existing state court cases that were not part of the MDL or JCCP.  As of July 1, 2018, we estimate there also were pending approximately 60 non-U.S. metal-on metal cases and 33 unresolved modular neck cases alleging claims related to the release of metal ions. We also estimate that as of July 1, 2018 there were approximately 565 non-revision claims either dismissed or awaiting dismissal from the MDL and JCCP pursuant to the terms of the settlement agreements. Although there is a limited time period during which dismissed non-revision claims may be refiled, it is presently unclear how many non-revision claimants will elect to do so. As of July 1, 2018, no dismissed non-revision cases have been refiled. We believe we have data that supports the efficacy and safety of our hip products.
On November 1, 2016, WMT entered into the MSA with Court-appointed attorneys representing plaintiffs in the MDL and JCCP. Under the terms of the MSA, the parties agreed to settle 1,292 specifically identified CONSERVE®, DYNASTY® and LINEAGE® claims that meet the eligibility requirements of the MSA and are either pending in the MDL or JCCP, or subject to court-approved tolling agreements in the MDL or JCCP, for a settlement amount of $240 million. Due to apparent demand from additional claimants excluded from settlement because of the 1,292 claims ceiling, but otherwise eligible for participation, on May 5, 2017, WMT agreed to settle an additional 53 such claims, on terms substantially identical to the MSA settlement terms, for a maximum additional settlement amount of $9.4 million.
On October 3, 2017, WMT entered into the Second Settlement Agreements with the Court-appointed attorneys representing plaintiffs in the MDL and JCCP. Under the terms of the Second Settlement Agreements, the parties agreed to settle 629 specifically identified CONSERVE®, DYNASTY® and LINEAGE® claims that meet the eligibility requirements of the Second Settlement Agreements and are either pending in the MDL or JCCP, or subject to court-approved tolling agreements in the MDL or JCCP, for a maximum settlement amount of $89.75 million. The comprehensive settlement amount was contingent on WMT’s recovery of new insurance proceeds totaling at least $35 million from applicable insurance carriers by December 31, 2017. On December 29, 2017, WMT entered into a First Amendment to the Third Settlement Agreement pursuant to which the deadline for the recovery of new insurance proceeds totaling at least $35 million from applicable insurance carriers was extended through February 28, 2018 and, on February 23, 2018, WMT entered into a Second Amendment to the Third Settlement Agreement pursuant to which the deadline was extended through March 30, 2018. On March 29, 2018, WMT entered into a Third Amendment to the Third Settlement Agreement which eliminates the contingency and gives WMT the option, by September 30, 2018, to either pay or make available for payment the then outstanding deficit on the insurance contingency or transfer to eligible claimants WMT’s claims against the insurance carriers with whom WMT has not settled, and pay or make available for payment such insurance deficit in

March 2019, subject to the right to recover these funds from any plaintiff recoveries from carriers plus ten percent interest, plus an additional $5 million in costs, in each case after recovery by plaintiffs’ counsel of costs and fees. In connection with such transfer agreement, WMT would also enter into a stipulated judgment in the amount of $541 million, which judgment would not be recoverable against WMT or its affiliates. To date, certain of the insurance carriers have contributed $21.9 million of funds applicable against the $35 million contingency, leaving a $13.1 million deficit as of July 1, 2018.
The first state court metal-on-metal hip trial not part of the MDL or JCCP, Donald Deline v. Wright Medical Technology, Inc., et al, commenced on October 24, 2016 in the Circuit Court of St. Louis County, Missouri. On November 3, 2016, the jury returned a verdict in our favor. The plaintiff appealed, and the appellate court heard oral argument on November 8, 2017. On February 20, 2018, the Missouri Court of Appeals, Eastern District, denied the plaintiff’s appeal and upheld the verdict of the trial court. The plaintiff’s time for seeking any further relief from the verdict has lapsed and this matter is closed.
We have received claims for personal injury against us associated with fractures of our PROFEMUR® titanium modular neck product (Titanium Modular Neck Claims). As of July 1, 2018, there were approximately 20 unresolved pending U.S. lawsuits and approximately 56 unresolved pending non-U.S. lawsuits alleging such claims. These lawsuits generally seek monetary damages.
We are aware that MicroPort has recalled a certain size of its cobalt chrome modular neck product as a result of alleged fractures. As of July 1, 2018, there were six pending U.S. lawsuits and six pending non-U.S. lawsuits against us alleging personal injury resulting from the fracture of a cobalt chrome modular neck. These lawsuits generally seek monetary damages.
In June 2015, a jury returned a $4.4 million verdict against us in a case involving a fractured hip implant stem sold prior to the MicroPort closing. This was a one-of-a-kind case unrelated to the modular neck fracture cases we have previously reported. There are no other cases pending related to this component, nor are we aware of other instances where this component has fractured. The case, Alan Warner et al. vs. Wright Medical Technology, Inc. et al., case no. BC 475958, which was filed on December 27, 2011, was tried in the Superior Court of the State of California for the County of Los Angeles, Central District. In September 2015, the trial judge reduced the jury verdict to $1.025 million and indicated that if the plaintiff did not accept the reduced award he would schedule a new trial solely on the issue of damages. The plaintiff elected not to accept the reduced damage award, and both parties appealed. On November 14, 2017, our primary insurance carrier agreed to defend and indemnify us in connection with this lawsuit under a reservation of rights. On January 9, 2018, the California appellate court heard oral argument on the parties’ cross-appeals. On March 6, 2018, the appellate court rejected our appeal and granted plaintiff’s, reinstating the original jury award of $4.4 million, plus interest. Our primary insurance carrier has directly paid this amount in full and the case was dismissed with prejudice on May 1, 2018.
Insurance Litigation
On June 10, 2014, St. Paul Surplus Lines Insurance Company (Travelers), which was an excess carrier in our coverage towers across multiple policy years, filed a declaratory judgment action in the Chancery Court of Shelby County, Tennessee naming us and certain of our other insurance carriers as defendants and asking the Court to rule on the rights and responsibilities of the parties with regard to the CONSERVE® Claims. This case is known as St. Paul Surplus Lines Insurance Company v. Wright Medical Group, Inc., et al. Among other things, Travelers appeared to dispute our contention that the CONSERVE® Claims arise out of more than a single occurrence thereby triggering multiple policy periods of coverage.  Travelers further sought a determination as to the applicable policy period triggered by the alleged single occurrence.  On June 17, 2014, we filed a separate lawsuit in the Superior Court of the State of California, County of San Francisco for declaratory judgment against certain carriers and breach of contract against the primary carrier and moved to dismiss or stay the Tennessee action on a number of grounds, including that California is the most appropriate jurisdiction. This case is known as Wright Medical Group, Inc. et al. v. Federal Insurance Company, et al. On September 9, 2014, the California Court granted Travelers' motion to stay our California action
On October 28, 2016, WMT and WMG entered into a Settlement Agreement, Indemnity and Hold Harmless Agreement and Policy Buyback Agreement (Insurance Settlement Agreement) with a subgroup of three insurance carriers, namely Columbia, Travelers and AXIS Surplus Lines Insurance Company (collectively, the Three Settling Insurers), pursuant to which the Three Settling Insurers paid WMT an aggregate of $60 million (in addition to $10 million previously paid by Columbia) in a lump sum. This amount is in full satisfaction of all potential liability of the Three Settling Insurers relating to metal-on-metal hip and similar metal ion release claims, including but not limited to all claims in the MDL and the JCCP, and all claims asserted by WMT against the Three Settling Insurers in the Tennessee action described above. The amount due under the Insurance Settlement Agreement was paid in the fourth quarter of 2016 and the Three Settling Insurers have been dismissed from the Tennessee action.
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
On April 19, 2018, we and certain of our subsidiaries entered into a Settlement and Release Agreement (Third Insurance Settlement Agreement) with Catlin Underwriting Agencies Limited for and on behalf of Syndicate 2003 at Lloyd’s of London (Lloyd’s Syndicate 2003) pursuant to which Lloyd’s Syndicate 2003 has paid us a single lump sum payment of $1.9 million (in addition to $5 million previously paid by Lloyd’s Syndicate 2003). This amount is in full satisfaction of all potential liability of Lloyd’s Syndicate 2003 relating to designated metal-on-metal hip claims, including but not limited to all claims asserted by our subsidiary WMT against Lloyd’s Syndicate 2003 in the previously disclosed insurance coverage litigation. On May 1, 2018, Lloyd’s Syndicate 2003 was dismissed from the Tennessee action described above. Lloyd’s Syndicate 2003 was dismissed from the California action on May 3, 2018.
Following the settlements with the Three Settling Insurers, Federal, and Lloyd’s Syndicate 2003, the only remaining insurer in the Tennessee and California coverage litigation is Catlin Specialty Insurance Company, a high-level excess insurer that provided “follow-form” coverage during the 2011/2012 policy period. Litigation with this carrier is continuing. Trial is set for July 2019.
In March 2017, Lexington Insurance Company (Lexington), which had been dismissed from the Tennessee action, requested arbitration under five Lexington insurance policies in connection with the CONSERVE® Claims. We subsequently engaged in discussions and correspondence with Lexington about the scope of the requested arbitration(s). On or about October 27, 2017, Lexington filed an Application for Order to Compel Arbitration in the Commonwealth of Massachusetts, Suffolk County Superior Court, naming WMT, Wright Medical Group, Inc., and Wright Medical Group N.V. We opposed the Application. On February 28, 2018, the Massachusetts Court ordered the parties to arbitrate the two Lexington insurance policies containing Massachusetts arbitration clauses but did not order arbitration under the remaining three Lexington policies at issue. We have appealed that ruling. While the appeal is pending, we are proceeding with the arbitration. In the arbitration, Lexington has asserted a claim for declaratory relief, and we have asserted counter-claims for breach of contract, declaratory relief, and bad faith.
On May 22, 2018, we initiated a lawsuit against Lexington under the three policies that the court did not order into arbitration in Massachusetts. The lawsuit, filed in the Chancery Court of Tennessee, alleges breach of contract, declaratory relief, and bad faith in connection with Lexington’s failure and refusal to provide coverage for the underlying metal-on-metal claims under policies issued for 2009-2012. On July 12, 2018, Lexington brought a motion to stay the litigation and compel arbitration under the 2009-2011 Lexington policies. The motion remains pending.
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
ITEM 1A. RISK FACTORS.
There have been no material changes to the risk factors that were discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on February 27, 2018, other than the updated risk factors below which update or replace the existing risk factors addressing the same topic and the deletion of the risk factors entitled “Our obligation to settle substantially all the remaining outstanding metal-on-metal hip claims may be cancelled if the insurance recovery contingency contained in the Second Settlement Agreements is not satisfied, which would leave a substantial number of metal-on-metal hip claims unresolved.” and “Our obligation to settle substantially all the remaining outstanding metal-on-metal hip claims may be cancelled if an insufficient number of eligible claimants choose to participate, which would leave a substantial number of metal-on-metal hip claims unresolved.”
We have a significant amount of indebtedness. We may not be able to generate enough cash flow from our operations to service our indebtedness, and we may incur additional indebtedness in the future, which could adversely affect our business, financial condition, and operating results.
We have a significant amount of indebtedness, including, as of July 1, 2018, $675 million in aggregate principal with additional accrued interest under WMG’s 1.625% cash convertible senior notes due 2023 (2023 Notes), $395 million in aggregate principal with additional accrued interest under our 2.25% cash convertible senior notes due 2021 (2021 Notes) and $186.6 million in aggregate principal with additional accrued interest under WMG’s 2.00% cash convertible senior notes due 2020 (2020 Notes, together with the 2023 Notes and 2021 Notes, the Notes). The 2023 Notes and 2020 Notes are guaranteed by Wright Medical Group N.V. In addition, under an amended and restated credit, security and guaranty agreement (ABL Credit Agreement) with Midcap Funding IV Trust and the additional lenders from time to time party thereto (ABL Lenders), WMG and certain of our other wholly-owned U.S. subsidiaries have access to a $150 million senior secured asset based line of credit, subject to the satisfaction of a borrowing base requirement, and which may be increased by up to $100 million upon our request, subject to the consent of the ABL Lenders (ABL Facility), as well as a $40 million term loan facility (Term Loan Facility), an initial $20 million of which was funded at closing of this facility in May 2018. As of July 1, 2018, $32.5 million in aggregate principal plus additional accrued interest was outstanding under the ABL Facility and $20 million was outstanding under the Term Loan Facility. As of July 1, 2018, our total indebtedness under the Notes and ABL Credit Agreement was $1.3 billion, excluding accrued interest.
Our ability to make payments on, and to refinance, our indebtedness, including the Notes and amounts borrowed under the ABL Facility and Term Loan Facility, and our ability to fund planned capital expenditures, contractual cash obligations, research and development efforts, working capital, acquisitions, and other general corporate purposes depends on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors, some of which are beyond our control. If we do not generate sufficient cash flow from operations or if future borrowings are not available to us in an amount sufficient to pay our indebtedness, including payments of principal upon conversion of outstanding Notes or on their respective maturity dates or in connection with a transaction involving us that constitutes a fundamental change under the respective indenture governing the Notes, or to fund our liquidity needs, we may be forced to refinance all or a portion of our indebtedness on or before the maturity dates thereof, sell assets, reduce or delay capital expenditures, seek to raise additional capital, or take other similar actions. We may not be able to execute any of these actions on commercially reasonable terms or at all. Our ability to refinance our indebtedness will depend on our financial condition at the time, the restrictions in the instruments governing our indebtedness, and other factors, including market conditions. In addition, in the event of a default under the Notes or under the ABL Credit Agreement, the holders and/or the trustee under the indentures governing the Notes or the ABL Lenders may accelerate payment obligations under the Notes and/or the amounts borrowed under the ABL Credit Agreement, respectfully, which could have a material adverse effect on our business, financial condition, and operating results. In addition, the Notes and ABL Credit Agreement contain cross default provisions. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance or restructure our obligations on commercially reasonable terms or at all, would likely have an adverse effect, which could be material, on our business, financial condition, and operating results.

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
We have been named as a defendant, in some cases with multiple other defendants, in lawsuits in which it is alleged that certain defects in the design, manufacture, or labeling of certain metal-on-metal and other hip replacement products rendered the products defective. The pre-trial management of certain of the metal-on-metal claims was consolidated in the federal court system, in the United States District Court for the Northern District of Georgia under multi-district litigation (MDL) and certain other claims by the Judicial Counsel Coordinated Proceedings in state court in Los Angeles County, California (JCCP). Pursuant to previously disclosed settlement agreements with the Court-appointed attorneys representing plaintiffs in the MDL and JCCP, the MDL and JCCP were closed to new cases effective October 18, 2017 and October 31, 2017, respectively. Excluding claims resolved in the settlement agreements, as of July 1, 2018, there were approximately 105 unresolved metal-on-metal hip cases pending in U.S. courts. This number includes cases ineligible for settlement, cases which opted out of settlement, post-settlement cases, and existing state court cases that were not part of the MDL or JCCP. As of July 1, 2018, we estimate there also was pending approximately 60 non-U.S. metal-on metal cases, 33 unresolved U.S. cobalt chrome modular neck corrosion cases, 20 unresolved U.S. titanium modular neck fracture cases, 56 unresolved non-U.S. titanium modular neck fracture cases, 6 U.S. cobalt chrome modular neck fracture cases, and 6 non-U.S. cobalt chrome modular neck fracture cases. We also estimate that as of July 1, 2018 there were approximately 565 non-revision claims either dismissed or awaiting dismissal from the MDL and JCCP pursuant to the terms of the settlement agreements. Although there is a limited time period during which dismissed non-revision claims may be refiled, it is presently unclear how many non-revision claimants will elect to do so. As of July 1, 2018, no dismissed non-revision cases have been refiled. We believe we have data that supports the efficacy and safety of our hip products and have been vigorously defending these cases.
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
MicroPort’s recall of a certain size of its cobalt chrome modular neck device due to alleged fractures could result in additional product liability claims against us. Although we have contested these claims, adverse outcomes could harm our business and adversely affect our results from discontinued operations and financial condition.

In August 2015, MicroPort announced the voluntary recall of a certain size of its PROFEMUR® Long Cobalt Chrome Modular Neck devices manufactured from June 15, 2009 to July 22, 2015. Because MicroPort did not acquire the OrthoRecon business until January 2014, many of the recalled devices were sold by legacy Wright prior to the acquisition by MicroPort. Under the asset purchase agreement with MicroPort, legacy Wright retained responsibility, as between it and MicroPort, for claims for personal injury relating to sales of these products prior to the acquisition. We were not consulted by MicroPort in connection with its recall, and we were aware of only 12 lawsuits alleging personal injury related to cobalt chrome neck fractures (six in the United States and six outside the United States) as of July 1, 2018. However, if the number of product liability claims alleging personal injury from fractures of cobalt chrome modular necks we sold prior to the MicroPort transaction were to become significant, this could have an adverse effect on our results from discontinued operations and financial condition.
A competitor’s recall of its modular hip systems, and the liability claims and adverse publicity which ensued, could generate copycat claims against modular hip systems legacy Wright sold.
On July 6, 2012, Stryker Corporation announced the voluntary recall of its Rejuvenate Modular and ABG II modular neck hip stems citing risks including the potential for fretting and/or corrosion at or about the modular neck junction. Although Stryker’s recalled modular neck hip stems differ in design and material from the PROFEMUR® modular neck systems legacy Wright sold before divestiture of the OrthoRecon business, we have previously noted the risk that Stryker’s recall and the resultant publicity could negatively impact sales of modular neck systems of other manufacturers, including the PROFEMUR® system, and that Stryker’s action has increased industry focus on the safety of cobalt chrome modular neck products. We have carefully monitored the clinical performance of the PROFEMUR® modular neck hip system, which combine a cobalt chrome modular neck and a titanium stem. With over 33,000 units sold since this version was introduced in 2009, and an extremely low complaint rate, we remain confident in the safety and efficacy of this product. Nevertheless, in light of Stryker’s recall, the resulting product liability claims to which it has been subject, and the general negative publicity surrounding “metal-on-metal” articulating surfaces (which do not involve modular hip stems), there remains a risk that, even in the absence of clinical evidence, claims for personal injury relating to sales of these products before divestiture of the OrthoRecon business could increase, which could have an adverse effect on our financial condition and results from discontinued operations since legacy Wright retained responsibility, as between it and MicroPort, for these claims. Since the 2012 Stryker recall, we have from time to time been subject to product liability claims alleging corrosion of cobalt chrome modular necks. We presently have approximately 33 such unresolved lawsuits pending in various U.S. courts.
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
4.1
Indenture, dated as of June 28, 2018, among Wright Medical Group, Inc., Wright Medical Group N.V. and The Bank of New York Mellon Trust Company, N.A. (including the form of the 1.625% Cash Convertible Senior Note due 2023)
Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 3, 2018 (File No. 001-35065)
10.1
Amended and Restated Credit, Security and Guaranty Agreement dated as of May 7, 2018 among Wright Medical Group N.V. (as Guarantor), Wright Medical Group, Inc. (as Borrower), Certain Other Direct and Indirect Subsidiaries Listed on the Signature Pages Thereto (each as Borrower), MidCap Funding IV Trust (as Lender and Agent) and the Financial Institutions or Other Entities Parties Thereto
Filed herewith
10.2	Form of Exchange/Subscription Agreement, dated as of June 20, 2018, among Wright Medical Group, Inc., Wright Medical Group N.V. and Each Investor Party Thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 21, 2018 (File No. 001-35065)
10.3	Form of Subscription Agreement, dated as of June 20, 2018, among Wright Medical Group, Inc., Wright Medical Group N.V. and Each Investor Party Thereto	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 21, 2018 (File No. 001-35065)
10.4	Bond Hedge Confirmation, dated as of June 20, 2018, among Wright Medical Group N.V., Wright Medical Group, Inc. and JPMorgan Chase Bank, National Association	Filed herewith
10.5	Bond Hedge Confirmation, dated as of June 20, 2018, among Wright Medical Group N.V., Wright Medical Group, Inc. and Bank of America, N.A.	Filed herewith
10.6	Warrant Confirmation, dated as of June 20, 2018, between Wright Medical Group N.V. and JPMorgan Chase Bank, National Association	Filed herewith
10.7	Warrant Confirmation, dated as of June 20, 2018, between Wright Medical Group N.V. and Bank of America, N.A.	Filed herewith
10.8	Call Spread Unwind Agreement, dated as of June 21, 2018, among Wright Medical Group N.V., Wright Medical Group, Inc. and JPMorgan Chase Bank, National Association	Filed herewith
10.9	Call Spread Unwind Agreement, dated as of June 21, 2018, among Wright Medical Group N.V., Wright Medical Group, Inc., Deutsche Bank AG, London Branch and Deutsche Bank Securities, Inc.	Filed herewith
10.10	Call Spread Unwind Agreement, dated as of June 21, 2018, among Wright Medical Group N.V., Wright Medical Group, Inc. and Wells Fargo Bank, National Association	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002	Filed herewith

Exhibit No.	Exhibit	Method of Filing
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002	Furnished herewith
101
The following materials from Wright Medical Group N.V.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of July 1, 2018 and December 31, 2017, (ii) the Consolidated Statements of Operations for the three and six months ended July 1, 2018 and June 25, 2017, (iii) the Consolidated Statements of Comprehensive Loss for the three and six months ended July 1, 2018 and June 25, 2017, (iv) the Consolidated Statements of Cash Flows for the six months ended July 1, 2018 and June 25, 2017, and (v) Notes to Consolidated Financial Statements
Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
August 8, 2018

WRIGHT MEDICAL GROUP N.V.
By:	/s/ Robert J. Palmisano
Robert J. Palmisano
President and Chief Executive Officer
(principal executive officer)

By:	/s/ Lance A. Berry
Lance A. Berry
Senior Vice President and Chief Financial Officer
(principal financial officer)