Form 10-Q
period 2018-09-30
Wright Medical Group N.V.
filed 2018-11-08
CIK 1492658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
_________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company" and "emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of November 2, 2018, there were 125,081,610 ordinary shares outstanding.

WRIGHT MEDICAL GROUP N.V.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This document may contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), and that are subject to the safe harbor created by those sections. These statements reflect management's current knowledge, assumptions, beliefs, estimates, and expectations and express management's current view of future performance, results, and trends. Forward looking statements may be identified by their use of terms such as anticipate, believe, could, estimate, expect, intend, may, plan, predict, project, will, and other similar terms. Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to materially differ from those described in the forward-looking statements. The reader should not place undue reliance on forward-looking statements. Such statements are made as of the date of this report, and we undertake no obligation to update such statements after this date. Risks and uncertainties that could cause our actual results to materially differ from those described in forward-looking statements are discussed in our filings with the U.S. Securities and Exchange Commission (SEC) (including our most recent Annual Report on Form 10-K, which was filed with the SEC on February 27, 2018). By way of example and without implied limitation, such risks and uncertainties include:

•	inability to achieve or sustain profitability;

•	failure to realize the anticipated benefits from previous acquisitions and dispositions, including our recent acquisition of Cartiva, Inc. (Cartiva);

•	failure to obtain anticipated commercial sales of our AUGMENT® Bone Graft products in the United States;

•	failure to realize the anticipated benefits of the 2017 additions to our direct U.S. lower extremities and biologics sales force;

•	liability for product liability claims on hip/knee (OrthoRecon) products sold by Wright Medical Technology, Inc. (WMT) prior to the divestiture of the OrthoRecon business;

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited).
Wright Medical Group N.V. Condensed Consolidated Balance Sheets (In thousands, except share data) (unaudited)

	September 30, 2018	December 31, 2017
Assets:
Current assets:
Cash and cash equivalents	$694,903	$167,740
Accounts receivable, net	122,595	130,610
Inventories	179,494	168,144
Prepaid expenses	14,935	13,555
Other current assets [1]	311,808	86,845
Total current assets	1,323,735	566,894

Property, plant and equipment, net	221,175	212,379
Goodwill	921,376	933,662
Intangible assets, net	209,590	231,001
Deferred income taxes	905	937
Other assets [1]	162,514	183,851
Total assets	$2,839,295	$2,128,724
Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$45,057	$41,831
Accrued expenses and other current liabilities [1]	506,322	314,558
Current portion of long-term obligations [1]	514,930	58,906
Total current liabilities	1,066,309	415,295

Long-term debt and capital lease obligations [1]	586,582	836,208
Deferred income taxes	12,312	15,780
Other liabilities [1]	215,594	272,745
Total liabilities	1,880,797	1,540,028
Commitments and contingencies (Note 13)
Shareholders’ equity:
Ordinary shares, €0.03 par value, authorized: 320,000,000 shares; issued and outstanding: 125,065,240 shares at September 30, 2018 and 105,807,424 shares at December 31, 2017	4,573	3,896
Additional paid-in capital	2,495,851	1,971,347
Accumulated other comprehensive income	2,648	22,290
Accumulated deficit	(1,544,574)	(1,408,837)
Total shareholders’ equity	958,498	588,696
Total liabilities and shareholders’ equity	$2,839,295	$2,128,724
___________________________

[1]
As of September 30, 2018, the closing price of our ordinary shares was greater than 130% of the 2021 Notes conversion price for 20 or more of the 30 consecutive trading days preceding the quarter-end; and, therefore, the holders of the 2021 Notes may convert the notes during the succeeding quarterly period. Due to the ability of the holders of the 2021 Notes to convert the notes during this period, the carrying value of the 2021 Notes and the fair value of the 2021 Notes Conversion Derivative were classified as current liabilities, and the fair value of the 2021 Notes Hedges were classified as current assets as of September 30, 2018. The respective balances were classified as long-term as of December 31, 2017. Additionally, the holders of the 2020 Notes will have the ability to begin converting their 2020 Notes beginning August 15, 2019 through their maturity. Due to the ability of the holders of the 2020 Notes to convert within the next year, the carrying value of the 2020 Notes and the fair value of the 2020 Notes Conversion Derivative were classified as current liabilities, and the fair value of the 2020 Notes Hedges were classified as current assets as of September 30, 2018. The respective balances were classified as long-term as of December 31, 2017. See Note 6 and Note 9.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Wright Medical Group N.V. Condensed Consolidated Statements of Operations (In thousands, except per share data) (unaudited)

	Three months ended		Nine months ended
	September 30, 2018	September 24, 2017	September 30, 2018	September 24, 2017
Net sales	$194,106	$170,503	$598,043	$527,387
Cost of sales [1]	44,307	38,421	131,004	113,669
Gross profit	149,799	132,082	467,039	413,718
Operating expenses:
Selling, general and administrative [1]	139,223	131,421	417,297	392,073
Research and development [1]	13,829	11,992	42,393	36,971
Amortization of intangible assets	5,881	7,178	19,031	21,574
Total operating expenses	158,933	150,591	478,721	450,618
Operating loss	(9,134)	(18,509)	(11,682)	(36,900)
Interest expense, net	19,753	18,978	60,243	55,512
Other expense, net	3,902	5,457	75,649	6,875
Loss from continuing operations before income taxes	(32,789)	(42,944)	(147,574)	(99,287)
Provision (benefit) for income taxes	3,040	(8,822)	(1,217)	(7,498)
Net loss from continuing operations	(35,829)	(34,122)	(146,357)	(91,789)
(Loss) income from discontinued operations, net of tax	(6,696)	(97,748)	10,620	(139,942)
Net loss	$(42,525)	$(131,870)	$(135,737)	$(231,731)

Net loss from continuing operations per share-basic and diluted (Note 12):	$(0.32)	$(0.33)	$(1.35)	$(0.88)
Net (loss) income from discontinued operations per share-basic and diluted (Note 12):	$(0.06)	$(0.93)	$0.10	$(1.34)
Net loss per share-basic and diluted (Note 12):	$(0.38)	$(1.26)	$(1.25)	$(2.22)

Weighted-average number of ordinary shares outstanding-basic and diluted:	113,043	104,836	108,348	104,292
___________________________

[1]	These line items include the following amounts of non-cash, share-based compensation expense for the periods indicated:

	Three months ended		Nine months ended
	September 30, 2018	September 24, 2017	September 30, 2018	September 24, 2017
Cost of sales	$141	$152	$452	$403
Selling, general and administrative	6,537	4,960	16,496	12,939
Research and development	579	333	1,388	789
The accompanying notes are an integral part of these condensed consolidated financial statements.

Wright Medical Group N.V.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(unaudited)

	Three months ended		Nine months ended
	September 30, 2018	September 24, 2017	September 30, 2018	September 24, 2017
Net loss	$(42,525)	$(131,870)	$(135,737)	$(231,731)

Other comprehensive (loss) income:
Changes in foreign currency translation	(2,773)	25,132	(19,642)	44,362
Other comprehensive (loss) income	(2,773)	25,132	(19,642)	44,362

Comprehensive loss	$(45,298)	$(106,738)	$(155,379)	$(187,369)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Wright Medical Group N.V. Condensed Consolidated Statements of Cash Flows (In thousands) (unaudited)

	Nine months ended
	September 30, 2018	September 24, 2017
Operating activities:
Net loss	$(135,737)	$(231,731)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	42,986	42,124
Share-based compensation expense	18,336	14,131
Amortization of intangible assets	19,031	21,574
Amortization of deferred financing costs and debt discount	40,641	37,373
Deferred income taxes	(2,976)	(2,059)
Provision for excess and obsolete inventory	17,358	13,770
Non-cash loss on extinguishment of debt	39,935	—
Non-cash adjustment to derivative fair values	34,343	(4,163)
Mark-to-market adjustment for CVRs (Note 6)	(3,084)	6,721
Other	617	2,093
Changes in assets and liabilities:
Accounts receivable	6,029	18,807
Inventories	(32,738)	(28,210)
Prepaid expenses and other current assets	34,847	5,851
Accounts payable	3,731	8,260
Accrued expenses and other liabilities	(23,905)	(21,343)
Metal-on-metal product liabilities (Note 13)	(71,963)	(12,506)
Net cash used in operating activities	(12,549)	(129,308)
Investing activities:
Capital expenditures	(49,920)	(49,476)
Purchase of intangible assets	(2,288)	(1,408)
Other investing	(500)	—
Net cash used in investing activities	(52,708)	(50,884)
Financing activities:
Issuance of ordinary shares	10,975	24,828
Proceeds from equity offering	448,924	—
Payment of equity offering costs	(25,566)	—
Issuance of warrants	102,137	—
Payment of notes premium	(55,643)	—
Payment of notes hedge options	(141,278)	—
Repurchase of stock warrants	(23,972)	—
Payment of equity issuance costs	(1,870)	—
Proceeds from notes hedge options	34,553	—
Proceeds from exchangeable senior notes	675,000	—
Proceeds from other debt	23,434	32,000
Payments of debt	(34,067)	(10,722)
Redemption of convertible senior notes	(400,911)	—
Payments of deferred financing costs	(14,092)	—

Wright Medical Group N.V. Consolidated Statements of Cash Flows (Continued) (In thousands)

	Nine months ended
	September 30, 2018	September 24, 2017
Payment of contingent consideration	(919)	(1,429)
Payments of capital lease obligations	(3,905)	(1,863)
Net cash provided by financing activities	592,800	42,814
Effect of exchange rates on cash and cash equivalents	(380)	2,902
Net increase (decrease) in cash and cash equivalents	527,163	(134,476)
Cash, cash equivalents, and restricted cash, beginning of period [1]	167,740	412,265
Cash, cash equivalents, and restricted cash, end of period [1]	$694,903	$277,789
___________________________

[1]
As of September 24, 2017 and December 25, 2016, we had cash and cash equivalents of $238.9 million and $262.3 million, respectively. As of September 24, 2017 and December 25, 2016, we had $38.9 million and $150.0 million, respectively, in restricted cash to secure our obligations under a Master Settlement Agreement (MSA) that WMT entered into in connection with the metal-on-metal hip litigation as described in Note 13.

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
Our global corporate headquarters are located in Amsterdam, the Netherlands. We also have significant operations located in Memphis, Tennessee (U.S. headquarters, research and development, sales and marketing administration, and administrative activities); Bloomington, Minnesota (upper extremities sales and marketing and warehousing operations); Arlington, Tennessee (manufacturing and warehousing operations); Franklin, Tennessee (manufacturing and warehousing operations); Warsaw, Indiana (research and development); Alpharetta, Georgia (manufacturing and warehousing operations); Montbonnot, France (manufacturing and warehousing operations); Plouzané, France (research and development); and Macroom, Ireland (manufacturing). In addition, we have local sales and distribution offices in Canada, Australia, Asia, Latin America, and throughout Europe. For purposes of this report, references to "international" or "foreign" relate to non-U.S. matters while references to "domestic" relate to U.S. matters.
Our fiscal year-end is generally determined on a 52-week basis and runs from the Monday nearest to the 31st of December of a year and ends on the Sunday nearest to the 31st of December of the following year. Every few years, it is necessary to add an extra week to the year making it a 53-week period. The fiscal year ended December 31, 2017 was a 53-week period.
The condensed consolidated financial statements and accompanying notes present our consolidated results for each of the three and nine months ended September 30, 2018 and September 24, 2017. The three and nine months ended September 30, 2018 and September 24, 2017 each consisted of thirteen and thirty-nine weeks, respectively.
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
We record revenues from sales to our stocking distributors at a point in time upon transfer of control of promised products to the distributor. Our stocking distributors, who sell the products to their customers, take control of the products and assume all risks

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

of ownership upon transfer. Our stocking distributors are obligated to pay us within specified terms regardless of when, if ever, they sell the products. In general, our stocking distributors do not have any rights of return or exchange; however, in limited situations, we have repurchase agreements with certain stocking distributors. Those certain agreements require us to repurchase a specified percentage of the inventory purchased by the distributor within a specified period of time prior to the expiration of the contract. During those specified periods, we defer the applicable percentage of the sales. An insignificant amount of sales related to these types of agreements was deferred and not yet recognized as revenue as of September 30, 2018 and December 31, 2017.
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
On January 9, 2014, pursuant to an Asset Purchase Agreement, dated as of June 18, 2013 (the MicroPort Agreement), by and among us and MicroPort Scientific Corporation (MicroPort), we completed the divesture and sale of our business operations operating under our prior OrthoRecon operating segment to MicroPort.
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
On February 25, 2016, the FASB issued ASU 2016-02, Leases, and has subsequently issued ASU 2018-10 and ASU 2018-11 which clarifies this guidance (collectively ASC 842). ASC 842 introduces a lessee model that brings most leases on the balance sheet. The new standard also aligns many of the underlying principles of the new lessor model with those in FASB ASC 606, the FASB’s new revenue recognition standard (e.g., those related to evaluating when profit can be recognized). Furthermore, ASC 842 addresses other concerns related to the current leases model. ASC 842 will be effective for us beginning in fiscal year 2019. We have evaluated the practical expedients and plan to adopt the hindsight practical expedient, the practical expedient for short-term leases, the practical expedient package which primarily limits the need for reassessing lease classification on existing leases, and to issue our financial statements showing comparative lease disclosures under current GAAP. We do not anticipate adoption of these updates will have a material impact on net earnings or cash flows and continue to assess the impact on our consolidated balance sheets.
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
3. Acquisitions
IMASCAP
On December 14, 2017, we completed the acquisition of IMASCAP SAS (IMASCAP), a leader in the development of software-based solutions for preoperative planning of shoulder replacement surgery. The intent of this transaction is to ensure exclusive access to breakthrough software enabling technology and patents to further differentiate our product portfolio and to further accelerate growth opportunities in our global extremities business. Under the terms of the agreement with IMASCAP, we acquired 100% of IMASCAP’s outstanding equity on a fully diluted basis for an initial payment of €52.9 million, or approximately $62.3 million, consisting of approximately €39.7 million, or approximately $46.7 million, in cash and approximately €13.2 million, or approximately $15.6 million, representing 661,753 Wright ordinary shares, payable at closing. Additionally, the purchase price included an estimated €15.1 million, or approximately $17.8 million, of contingent consideration related to the achievement of certain technical milestones and sales earnouts. The technical milestones involve the development and approval of a next generation reverse shoulder implant system and new software modules. The sales earnouts relate to certain guides and the next generation reverse shoulder implant system.
Purchase Consideration and Net Assets Acquired
The following presents the preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed on December 14, 2017 (in thousands):

Cash and cash equivalents	$2,559
Accounts receivable	102
Other current assets	925
Property, plant and equipment	20
Intangible assets	10,865
Total assets acquired	14,471
Current liabilities	(2,173)
Long-term debt	(886)
Deferred income taxes	(2,343)
Total liabilities assumed	(5,402)
Net assets acquired	$9,069

Goodwill	71,064

Total preliminary purchase consideration	$80,133
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

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

During the nine months ended September 30, 2018, we revised opening balances acquired as a result of the IMASCAP acquisition, primarily for accounts receivable; other current assets; accrued expenses and other current liabilities; and deferred tax liabilities which resulted in a $0.9 million decrease in the preliminary value of goodwill determined as of December 14, 2017.
4. Discontinued Operations
For the three months ended September 30, 2018, our loss from discontinued operations, net of tax, totaled $6.7 million. For the nine months ended September 30, 2018, our income from discontinued operations, net of tax, totaled $10.6 million. For the three and nine months ended September 24, 2017, our loss from discontinued operations, net of tax, totaled $97.7 million and $139.9 million, respectively. Our operating results from discontinued operations during 2018 and 2017 were attributable primarily to expenses, net of insurance recoveries, associated with legacy Wright's former OrthoRecon business as described in Note 13 and, to a lesser degree, the former Large Joints business.
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
For the three and nine months ended September 30, 2018, our loss from discontinued operations for the Large Joints business, net of tax, totaled $0.3 million and $0.7 million, respectively, and are primarily attributable to costs associated with transition services. For the three and nine months ended September 24, 2017, our loss from discontinued operations for the Large Joints business, net of tax, totaled $0.9 million and $2.4 million, respectively, and are primarily attributable to professional fees and internal costs to support transition activities, costs associated with transition services and working capital adjustments.
Cash provided by operating activities from the Large Joints business totaled $2.7 million for the nine months ended September 30, 2018. Cash used in operating activities by the Large Joints business totaled $3.5 million for the nine months ended September 24, 2017.
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

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

All current and historical operating results for the OrthoRecon business are reflected within discontinued operations in the condensed consolidated financial statements. The following table summarizes the results of discontinued operations for the OrthoRecon business (in thousands):

	Three months ended		Nine months ended
	September 30, 2018	September 24, 2017	September 30, 2018	September 24, 2017
Net sales	$—	$—	$—	$—
Selling, general and administrative	8,553	96,917	(15,309)	137,578
(Loss) income from discontinued operations before income taxes	(8,553)	(96,917)	15,309	(137,578)
(Benefit) provision for income taxes	(2,188)	—	3,995	—
Total (loss) income from discontinued operations, net of tax	$(6,365)	$(96,917)	$11,314	$(137,578)
We will incur continuing cash outflows associated with legal defense costs and the ultimate resolution of these contingent liabilities, net of insurance proceeds, until these liabilities are resolved. Cash used in operating activities by the OrthoRecon business totaled $46.8 million and $142.7 million for the nine months ended September 30, 2018 and September 24, 2017, respectively.
5. Inventories
Inventories consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Raw materials	$10,517	$10,816
Work-in-process	36,029	28,581
Finished goods	132,948	128,747
	$179,494	$168,144
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

2023 Notes Conversion Derivative and Notes Hedges
On June 28, 2018, we issued $675 million aggregate principal amount of 1.625% cash exchangeable senior notes due 2023 (2023 Notes). The 2023 Notes are referred to as "exchangeable" in the 2023 Notes Indenture (as defined in Note 9) because they were issued by WMG, not us. See Note 9 of the condensed consolidated financial statements for additional information regarding the 2023 Notes. The 2023 Notes have a conversion derivative feature (2023 Notes Conversion Derivative) that requires bifurcation from the 2023 Notes in accordance with ASC Topic 815 and is accounted for as a derivative liability. The fair value of the 2023 Notes Conversion Derivative at the time of issuance of the 2023 Notes was $124.6 million.
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
The following table summarizes the fair value and the presentation in our condensed consolidated balance sheets (in thousands) of the 2023 Notes Hedges and 2023 Notes Conversion Derivative:

	Location on condensed consolidated balance sheet	September 30, 2018
2023 Notes Hedges	Other assets	$150,853
2023 Notes Conversion Derivative	Other liabilities	$151,107
The 2023 Notes Hedges and the 2023 Notes Conversion Derivative are measured at fair value using Level 3 inputs. These instruments are not actively traded and are valued using an option pricing model that uses observable and unobservable market data for inputs.
Neither the 2023 Notes Conversion Derivative nor the 2023 Notes Hedges qualify for hedge accounting; thus, any changes in the fair value of the derivatives are recognized immediately in our condensed consolidated statements of operations. The following table summarizes the net gain (loss) on changes in fair value (in thousands) related to the 2023 Notes Hedges and 2023 Notes Conversion Derivative:

	Three months ended	Nine months ended
	September 30, 2018	September 30, 2018
2023 Notes Hedges	$25,880	$9,575
2023 Notes Conversion Derivative	(25,244)	(26,482)
Net gain (loss) on changes in fair value	$636	$(16,907)
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
The following table summarizes the fair value and the presentation in our condensed consolidated balance sheets (in thousands) of the 2021 Notes Hedges and 2021 Notes Conversion Derivative:

	September 30, 2018		December 31, 2017
	Location on condensed consolidated balance sheet	Amount	Location on condensed consolidated balance sheet	Amount
2021 Notes Hedges	Other current assets	$222,919	Other assets	$127,063
2021 Notes Conversion Derivative	Accrued expenses and other current liabilities	$221,356	Other liabilities	$126,148
As of September 30, 2018, the closing price of our ordinary shares was greater than 130% of the 2021 Notes conversion price for 20 or more of the 30 consecutive trading days preceding the quarter-end; and, therefore, the holders of the 2021 Notes may convert the notes during the succeeding quarterly period. Due to the ability of the holders of the 2021 Notes to convert the notes during this period, the carrying value of the 2021 Notes and the fair value of the 2021 Notes Conversion Derivative were classified as

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

current liabilities, and the fair value of the 2021 Notes Hedges were classified as current assets as of September 30, 2018. The respective balances were classified as long-term as of December 31, 2017. We currently do not expect significant conversions because the 2021 Notes currently trade at a premium to the as-converted value, and a converting holder would forego future interest payments. However, any conversions would reduce our cash resources. We believe that, in the event that holders elect to exercise the conversion option, our cash resources and access to additional borrowings would provide the necessary liquidity.
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
Neither the 2021 Notes Conversion Derivative nor the 2021 Notes Hedges qualify for hedge accounting; thus, any changes in the fair value of the derivatives are recognized immediately in our condensed consolidated statements of operations. The following table summarizes the net gain (loss) on changes in fair value (in thousands) related to the 2021 Notes Hedges and 2021 Notes Conversion Derivative:

	Three months ended		Nine months ended
	September 30, 2018	September 24, 2017	September 30, 2018	September 24, 2017
2021 Notes Hedges	$46,591	$(9,074)	$95,856	$18,723
2021 Notes Conversion Derivative	(45,715)	9,321	(95,208)	(16,269)
Net gain on changes in fair value	$876	$247	$648	$2,454
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
During the second quarter of 2018, we agreed to settle a pro rata portion of the 2020 Notes Hedges. We also agreed to repurchase a pro rata portion of the warrants associated with the 2020 Notes (2020 Warrants Derivative) and recorded a derivative liability which had a fair value of $27.3 million as of June 28, 2018. Prior to this agreement, the warrants were recorded within shareholders'

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

equity as, at that time, the warrants were expected to be net-share settled. The pricing of the settled portion of the 2020 Notes Hedges and 2020 Warrants Derivative was based on the volume-weighted average price of our stock price during July 9, 2018 and July 27, 2018, the unwind period. On July 30, 2018, we received proceeds of approximately $34.6 million related to the 2020 Notes Hedges and paid $24.0 million related to the 2020 Warrants Derivative, generating net proceeds of $10.6 million.
As of September 30, 2018, we had warrants on the 2020 Notes which were exercisable for 6.2 million ordinary shares with a strike price of $38.8010 per ordinary share.
The following table summarizes the fair value and the presentation in our condensed consolidated balance sheets (in thousands) of the 2020 Notes Hedges and 2020 Notes Conversion Derivative:

	September 30, 2018		December 31, 2017
	Location on condensed consolidated balance sheet	Amount	Location on condensed consolidated balance sheet	Amount
2020 Notes Hedges	Other current assets	$27,327	Other assets	$45,033
2020 Notes Conversion Derivative	Accrued expenses and other current liabilities	$26,757	Other liabilities	$44,132
The holders of the 2020 Notes may convert their notes at any time prior to August 15, 2019 solely into cash upon satisfaction of certain circumstances as described in Note 9. On or after August 15, 2019, holders may convert their 2020 Notes solely into cash, regardless of the foregoing circumstances. Due to the ability of the holders of the 2020 Notes to convert within the next year, the carrying value of the 2020 Notes and the fair value of the 2020 Notes Conversion Derivatives were classified as current liabilities and the fair value of the 2020 Notes Hedges was classified as current assets as of September 30, 2018. The respective balances were all classified as long-term as of December 31, 2017.
The 2020 Notes Hedges, 2020 Notes Conversion Derivative, and the 2020 Warrants Derivative are measured at fair value using Level 3 inputs. These instruments are not actively traded and are valued using an option pricing model that uses observable and unobservable market data for inputs.
Neither the 2020 Notes Conversion Derivative, 2020 Notes Hedges nor the 2020 Warrants Derivative qualify for hedge accounting; thus, any change in the fair value of the derivatives is recognized immediately in our condensed consolidated statements of operations. Changes in the fair value of the 2020 Warrants Derivative and the portion of the 2020 Notes Hedges which were settled between June 28, 2018 and the cash settlement date are included within our condensed consolidated statements of operations.
The following table summarizes the net (loss) gain on changes in fair value (in thousands) related to the 2020 Notes Hedges, 2020 Warrants Derivative and 2020 Notes Conversion Derivative:

	Three months ended		Nine months ended
	September 30, 2018	September 24, 2017	September 30, 2018	September 24, 2017
2020 Notes Hedges	$3,317	$(10,340)	$16,847	$(3,538)
2020 Warrants Derivative	3,586	—	3,336	—
2020 Notes Conversion Derivative	(8,186)	10,292	(38,268)	5,298
Net (loss) gain on changes in fair value	$(1,283)	$(48)	$(18,085)	$1,760
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
Neither the 2017 Notes Conversion Derivative nor the 2017 Notes Hedges qualified for hedge accounting; thus, any change in the fair value of the derivatives was recognized immediately in our condensed consolidated statements of operations. The following table summarizes the net gain (loss) on changes in fair value (in thousands) related to the 2017 Notes Conversion Derivative:

	Three months ended		Nine months ended
	September 30, 2018	September 24, 2017	September 30, 2018	September 24, 2017
2017 Notes Conversion Derivative	$—	$15	$—	$(51)
Net gain (loss) on changes in fair value	$—	$15	$—	$(51)
To determine the fair value of the embedded conversion option in the 2020, 2021, and 2023 Notes Conversion Derivatives, a trinomial lattice model was used. A trinomial stock price lattice generates three possible outcomes of stock price - one up, one down, and one stable. This lattice generates a distribution of stock prices at the maturity date and throughout the life of the 2020, 2021, and 2023 Notes. Using this stock price lattice, a convertible note lattice was created where the value of the embedded conversion option was estimated by comparing the value produced in a convertible note lattice with the option to convert against the value without the ability to convert. In each case, the convertible note lattice first calculates the possible convertible note values at the maturity date, using the distribution of stock prices, which equals to the maximum of (x) the remaining bond cash flows and (y) stock price times the conversion price. The values of the 2020, 2021, and 2023 Notes Conversion Derivatives at the valuation date were estimated using the values at the maturity date and moving back in time on the lattices (both for the lattice with the conversion option and without the conversion option). Specifically, at each node, if the 2020, 2021, or 2023 Notes are eligible for early conversion, the value at this node is the maximum of (i) converting to stock, which is the stock price times the conversion price, and (ii) holding onto the 2020, 2021, and 2023 Notes, which is the discounted and probability-weighted value from the three possible outcomes at the future nodes plus any accrued but unpaid coupons that are not considered at the future nodes. If the 2020, 2021, or 2023 Notes are not eligible for early conversion, the value of the conversion option at this node equals to (ii). In the lattice, a credit adjustment was applied to the discount for each cash flow in the model as the embedded conversion option, as well as the coupon and notional payments, is settled with cash instead of shares.
To estimate the fair value of the 2020, 2021 and 2023 Notes Hedges, we used the Black-Scholes formula combined with credit adjustments, as the option counterparties have credit risk and the call options are cash settled. We assumed that the call options will be exercised at the maturity since our ordinary shares do not pay any dividends and management does not expect to declare dividends in the near term.

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The following assumptions were used in the fair market valuations as of September 30, 2018:

	2020 Notes Conversion Derivative	2020 Notes Hedge	2021 Notes Conversion Derivative	2021 Notes Hedge	2023 Notes Conversion Derivative	2023 Notes Hedge
Stock Price Volatility (1)	31.92%	31.92%	37.55%	37.55%	30.64%	30.64%
Credit Spread for Wright (2)	2.62%	N/A	3.13%	N/A	2.55%	N/A
Credit Spread for Deutsche Bank AG (3)	N/A	1.27%	N/A	N/A	N/A	N/A
Credit Spread for Wells Fargo Securities, LLC (3)	N/A	0.15%	N/A	N/A	N/A	N/A
Credit Spread for JPMorgan Chase Bank (3)	N/A	0.17%	N/A	0.27%	N/A	0.4%
Credit Spread for Bank of America (3)	N/A	N/A	N/A	0.28%	N/A	0.46%

(1)	Volatility selected based on historical and implied volatility of ordinary shares of Wright Medical Group N.V.

(2)	Credit spread implied from traded price.

(3)	Credit spread of each bank is estimated using CDS curves. Source: Bloomberg.
Derivatives not Designated as Hedging Instruments
During 2017, we employed a derivative program using foreign currency forward contracts to mitigate the risk of currency fluctuations on our intercompany receivable and payable balances that are denominated in foreign currencies. These forward contracts were expected to offset the transactional gains and losses on the related intercompany balances. These forward contracts were not designated as hedging instruments under FASB ASC Topic 815. Accordingly, the changes in the fair value and the settlement of the contracts were recognized in the period incurred in the accompanying condensed consolidated statements of operations. During the quarter ended April 1, 2018, we discontinued our foreign currency forward contracts derivative program. At September 30, 2018 and December 31, 2017, we had no foreign currency contracts outstanding.
As a result of the acquired sales and distribution business of Surgical Specialties Australia Pty. Ltd in 2015, we had recorded the estimated fair value of future contingent consideration of approximately $0.9 million as of December 31, 2017 which was paid during the quarter ended April 1, 2018.
As a result of the acquired business of IMASCAP in 2017, we have recorded the estimated fair value of future contingent consideration of approximately €16.1 million, or approximately $18.6 million, related to the achievement of certain technical milestones and sales earnouts as of September 30, 2018. The estimated fair value of contingent consideration related to technical milestones totaled $12.4 million and $11.9 million as of September 30, 2018 and December 31, 2017, respectively, and is contingent upon the development and approval of a next generation reverse shoulder implant system and new software modules. The estimated fair value of contingent consideration related to sales earnouts totaled $6.3 million and $5.9 million as of September 30, 2018 and December 31, 2017, respectively, and is contingent upon the sale of certain guides and the next generation reverse shoulder implant system.
The fair values of the sales earn out contingent consideration as of September 30, 2018 and December 31, 2017 were determined using a discounted cash flow model and probability adjusted estimates of the future earnings and is classified in Level 3. The discount rate is 12% for IMASCAP and was 14% for Surgical Specialties Australia Pty. Ltd.
The contingent consideration from the IMASCAP acquisition related to technical milestones is based on meeting certain developmental milestones for new software modules and for the FDA and CE approval for the next generation reverse shoulder implant system. The fair value of this contingent consideration as of September 30, 2018 and December 31, 2017 was determined using probability adjusted estimates of the future payments and is classified in Level 3. The discount rate is approximately 6% for IMASCAP. A change in the discount rate would have limited impact on our profits or the fair value of this contingent consideration.
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

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

On September 1, 2015, AUGMENT® Bone Graft received FDA approval and the first of the milestone payments associated with the CVRs was paid out at $3.50 per share, which totaled $98.1 million. The fair value of the CVRs outstanding at September 30, 2018 and December 31, 2017 was $39.2 million and $42.3 million, respectively, and was determined using the closing price of the security in the active market (Level 1), and is reflected within "Accrued expenses and other current liabilities" on our condensed consolidated balance sheet. For the three months ended September 30, 2018 and September 24, 2017, the change in the fair value of the CVRs resulted in expense of $3.4 million and $4.5 million, respectively. For the nine months ended September 30, 2018 and September 24, 2017, the change in the fair value of the CVRs resulted in income of $3.1 million and expense of $6.7 million, respectively. The income or expense related to the change in the value of the CVRs is recorded in “Other expense, net” in our condensed consolidated statements of operations. If, prior to March 1, 2019, sales of AUGMENT® Bone Graft reach $40 million over 12 consecutive months, cash payment would be required at $1.50 per share, or $42 million. Sales for AUGMENT® Bone Graft reached $40 million for the 12 months ended October 28, 2018 which will result in the $42 million payment during the fourth quarter of 2018. Further, if, prior to March 1, 2019, sales of AUGMENT® Bone Graft reach $70 million over 12 consecutive months, an additional cash payment would be required at $1.50 per share, or $42 million.
The carrying value of cash and cash equivalents, accounts receivable, and accounts payable approximates the fair value of these financial instruments at September 30, 2018 and December 31, 2017 due to their short maturities and variable rates.
The following tables summarize the valuation of our financial instruments (in thousands):

	Total	Quoted prices in active markets (Level 1)	Prices with other observable inputs (Level 2)	Prices with unobservable inputs (Level 3)
At September 30, 2018
Assets
Cash and cash equivalents	$694,903	$694,903	$—	$—
2020 Notes Hedges	27,327	—	—	27,327
2021 Notes Hedges	222,919	—	—	222,919
2023 Notes Hedges	150,853	—	—	150,853
Total	$1,096,002	$694,903	$—	$401,099

Liabilities
2020 Notes Conversion Derivative	$26,757	$—	$—	$26,757
2021 Notes Conversion Derivative	221,356	—	—	221,356
2023 Notes Conversion Derivative	151,107	—	—	151,107
Contingent consideration	18,765	—	—	18,765
Contingent consideration (CVRs)	39,241	39,241	—	—
Total	$457,226	$39,241	$—	$417,985

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Total	Quoted prices in active markets (Level 1)	Prices with other observable inputs (Level 2)	Prices with unobservable inputs (Level 3)
At December 31, 2017
Assets
Cash and cash equivalents	$167,740	$167,740	$—	$—
2020 Notes Hedges	45,033	—	—	45,033
2021 Notes Hedges	127,063	—	—	127,063
Total	$339,836	$167,740	$—	$172,096

Liabilities
2020 Notes Conversion Derivative	$44,132	$—	$—	$44,132
2021 Notes Conversion Derivative	126,148	—	—	126,148
Contingent consideration	19,188	—	—	19,188
Contingent consideration (CVRs)	42,325	42,325	—	—
Total	$231,793	$42,325	$—	$189,468
The following is a roll forward of our assets and liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) (in thousands):

	Balance at December 31, 2017	Additions	Transfers into Level 3	Gain/(loss) included in earnings	Settlements	Currency	Balance at September 30, 2018

2020 Notes Hedges	$45,033	—	—	16,847	(34,553)	—	$27,327
2020 Notes Conversion Derivative	$(44,132)	—	—	(38,268)	55,643	—	$(26,757)
2020 Warrants Derivative	$—	(27,308)	—	3,336	23,972	—	$—
2021 Notes Hedges	$127,063	—	—	95,856	—	—	$222,919
2021 Notes Conversion Derivative	$(126,148)	—	—	(95,208)	—	—	$(221,356)
2023 Notes Hedges	$—	141,278	—	9,575	—	—	$150,853
2023 Notes Conversion Derivative	$—	(124,625)	—	(26,482)	—	—	$(151,107)
Contingent consideration	$(19,188)	—	—	(1,280)	919	784	$(18,765)
7. Property, Plant and Equipment
Property, plant and equipment, net consists of the following (in thousands):

	September 30, 2018	December 31, 2017
Property, plant and equipment, at cost	$519,226	$448,921
Less: Accumulated depreciation	(298,051)	(236,542)
	$221,175	$212,379

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

8. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill occurring during the nine months ended September 30, 2018 are as follows (in thousands):

	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Total
Goodwill at December 31, 2017	$218,525	$630,650	$84,487	$933,662
Goodwill adjustment associated with IMASCAP acquisition	—	(917)	—	(917)
Foreign currency translation	—	(1,111)	(10,258)	(11,369)
Goodwill at September 30, 2018	$218,525	$628,622	$74,229	$921,376
Goodwill is recognized for the excess of the purchase price over the fair value of net assets of businesses acquired. Goodwill is required to be tested for impairment at least annually. Unless circumstances otherwise dictate, the annual impairment test is performed in the fourth quarter annually.
During the nine months ended September 30, 2018, we revised opening balances acquired as a result of the IMASCAP acquisition, primarily for accounts receivable; other current assets; accrued expenses and other current liabilities; and deferred tax liabilities which resulted in a $0.9 million decrease in the preliminary value of goodwill determined as of December 14, 2017. See Note 3 for additional discussion of these adjustments.
Following the December 2017 IMASCAP acquisition, foreign currency translation will be reported within the U.S. Upper Extremities segment. While the IMASCAP offices are located in France and the majority of their operations have a functional currency of the Euro, the results of the IMASCAP business are managed by U.S. Upper Extremities segment.
The components of our identifiable intangible assets, net, are as follows (in thousands):

	September 30, 2018		December 31, 2017
	Cost	Accumulated amortization	Cost	Accumulated amortization
Indefinite life intangibles:
In-process research and development (IPRD) technology	$5,178		$6,422

Finite life intangibles:
Distribution channels	900	$835	900	$640
Completed technology	147,619	50,901	149,645	40,810
Licenses	6,547	1,706	5,268	1,530
Customer relationships	127,807	28,414	129,693	23,268
Trademarks	14,135	11,536	14,368	10,487
Non-compete agreements	3,111	2,315	3,964	2,603
Other	525	525	569	490
Total finite life intangibles	300,644	$96,232	304,407	$79,828

Total intangibles	305,822		310,829
Less: Accumulated amortization	(96,232)		(79,828)
Intangible assets, net	$209,590		$231,001
During September 2018, we received FDA clearance of AEQUALIS® Adjustable Reversed Ext (AARE) (re-branded in 2016 to AEQUALIS® Flex Revive), which resulted in a $1.0 million reclassification from IPRD technology to completed technology.
Based on the total finite life intangible assets held at September 30, 2018, we expect amortization expense of approximately $24.6 million in 2018, $22.8 million in 2019, $22.1 million in 2020, $21.9 million in 2021, and $21.9 million in 2022.

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

9. Debt and Capital Lease Obligations
Debt and capital lease obligations consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Capital lease obligations	$22,875	$20,401

2023 Notes	542,575	—
2021 Notes [1]	315,793	300,051
2020 Notes [1]	170,798	513,014
Term Loan Facility	18,903	—
Asset-based line of credit	21,549	53,645
Other debt	9,019	8,003
	1,101,512	895,114
Less: Current portion [1]	(514,930)	(58,906)
	$586,582	$836,208
_______________________

[1]
As of September 30, 2018, the closing price of our ordinary shares was greater than 130% of the 2021 Notes conversion price for 20 or more of the 30 consecutive trading days preceding the quarter-end; and, therefore, the holders of the 2021 Notes may convert the notes during the succeeding quarterly period. Due to the ability of the holders of the 2021 Notes to convert the notes during this period, the carrying value of the 2021 Notes were classified as current liabilities as of September 30, 2018. The holders of the 2020 Notes may convert their notes at any time prior to August 15, 2019 solely into cash upon satisfaction of certain circumstances as described below. On or after August 15, 2019, holders may convert their 2020 Notes solely into cash, regardless of the foregoing circumstances. Due to the ability of the holders of the 2020 Notes to convert within the next year, the carrying value of the 2020 Notes were classified as current liabilities as of September 30, 2018. The respective balances were classified as long-term as of December 31, 2017.

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

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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
The 2023 Notes Exchange Derivative requires bifurcation from the 2023 Notes in accordance with ASC Topic 815, Derivatives and Hedging, and is accounted for as a derivative liability. See Note 6 for additional information regarding the 2023 Notes Exchange Derivative. The fair value of the 2023 Notes Exchange Derivative at the time of issuance of the 2023 Notes was $124.6 million and was recorded as original debt discount for purposes of accounting for the debt component of the 2023 Notes. This discount is amortized as interest expense using the effective interest method over the term of the 2023 Notes using an effective interest rate of 6.06%. For the three and nine months ended September 30, 2018, we recorded $4.9 million and $5.1 million of interest expense related to the amortization of the debt discount, respectively.
The components of the 2023 Notes were as follows (in thousands):

September 30, 2018
Principal amount of 2023 Notes	$675,000
Unamortized debt discount	(119,519)
Unamortized debt issuance costs	(12,906)
Net carrying amount of 2023 Notes	$542,575
The estimated fair value of the 2023 Notes was approximately $715.8 million at September 30, 2018, based on a quoted price in an active market (Level 1).
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
As of September 30, 2018, the closing price of our ordinary shares was greater than 130% of the 2021 Notes conversion price for 20 or more of the 30 consecutive trading days preceding the quarter-end; and, therefore, the holders of the 2021 Notes may convert the notes during the succeeding quarterly period. Due to the ability of the holders of the 2021 Notes to convert the notes during

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

this period, the carrying value of the 2021 Notes and the fair value of the 2021 Notes Conversion Derivative were classified as current liabilities, and the fair value of the 2021 Notes Hedges were classified as current assets as of September 30, 2018. The respective balances were classified as long-term as of December 25, 2016. We currently do not expect significant conversions because the 2021 Notes currently trade at a premium to the as-converted value, and a converting holder would forego future interest payments. However, any conversions would reduce our cash resources. We believe that, in the event that holders elect to exercise the conversion option, our cash resources and access to additional borrowings would provide the necessary liquidity.
The 2021 Notes Conversion Derivative requires bifurcation from the 2021 Notes in accordance with ASC Topic 815, Derivatives and Hedging, and is accounted for as a derivative liability. See Note 6 for additional information regarding the 2021 Notes Conversion Derivative. The fair value of the 2021 Notes Conversion Derivative at the time of issuance of the 2021 Notes was $117.2 million and was recorded as original debt discount for purposes of accounting for the debt component of the 2021 Notes. This discount is amortized as interest expense using the effective interest method over the term of the 2021 Notes using an effective rate of 9.72%. For the three and nine months ended September 30, 2018, we recorded $5.0 million and $14.8 million of interest expense, respectively, related to the amortization of the debt discount. For the three and nine months ended September 24, 2017, we recorded $4.6 million and $13.4 million of interest expense, respectively, related to the amortization of the debt discount.
The components of the 2021 Notes were as follows (in thousands):

	September 30, 2018	December 31, 2017
Principal amount of 2021 Notes	$395,000	$395,000
Unamortized debt discount	(74,552)	(89,332)
Unamortized debt issuance costs	(4,655)	(5,617)
Net carrying amount of 2021 Notes	$315,793	$300,051
The estimated fair value of the 2021 Notes was approximately $572.8 million at September 30, 2018, based on a quoted price in an active market (Level 1).
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

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Due to the ability of the holders of the 2020 Notes to convert within the next year, the carrying value of the 2020 Notes and the fair value of the 2020 Notes Conversion Derivatives were classified as current liabilities and the fair value of the 2020 Notes Hedges was classified as current assets as of September 30, 2018. The respective balances were all classified as long-term as of December 31, 2017.
The 2020 Notes Conversion Derivative requires bifurcation from the 2020 Notes in accordance with ASC Topic 815, Derivatives and Hedging, and is accounted for as a derivative liability. See Note 6 of the condensed consolidated financial statements for additional information regarding the 2020 Notes Conversion Derivative. The fair value of the 2020 Notes Conversion Derivative at the time of issuance of the 2020 Notes was $149.8 million and was recorded as original debt discount for purposes of accounting for the debt component of the 2020 Notes. This discount is amortized as interest expense using the effective interest method over the term of the 2020 Notes based upon an effective rate of 8.54%. For the three and nine months ended September 30, 2018, we recorded $2.4 million and $16.7 million of interest expense, respectively, related to the amortization of the debt discount. For the three and nine months ended September 24, 2017, we recorded $6.9 million and $20.3 million of interest expense, respectively, related to the amortization of the debt discount.
Concurrently with the issuance and sale of the 2021 Notes, certain holders of the 2020 Notes exchanged approximately $45 million aggregate principal amount of their 2020 Notes for the 2021 Notes. For each $1,000 principal amount of 2020 Notes validly submitted for exchange, we delivered $990.00 principal amount of the 2021 Notes (subject to rounding down to the nearest $1,000 principal amount of the 2021 Notes, the difference being referred as the rounded amount) to the investor plus an amount of cash equal to the unpaid interest on the 2020 Notes and the rounded amount. As a result of this note exchange and retirement of $45 million aggregate principal amount of the 2020 Notes, we recognized approximately $9.3 million for the write-off of related pro-rata unamortized deferred financing fees and debt discount.
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
The components of the 2020 Notes were as follows (in thousands):

	September 30, 2018	December 31, 2017
Principal amount of 2020 Notes	$186,589	$587,500
Unamortized debt discount	(14,081)	(66,418)
Unamortized debt issuance costs	(1,710)	(8,068)
Net carrying amount of 2020 Notes	$170,798	$513,014
The estimated fair value of the 2020 Notes was approximately $204.7 million at September 30, 2018, based on a quoted price in an active market (Level 1).
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
During the second quarter of 2016, we settled a portion of the 2020 Notes Hedges (receiving $3.9 million) and repurchased a portion of the warrants associated with the 2020 Notes (paying $3.3 million), generating net proceeds of approximately $0.6 million. During the second quarter of 2018, we agreed to settle a pro rata portion of the 2020 Notes Hedges and agreed to repurchase a pro rata portion of the warrants associated with the 2020 Notes. The pricing of these 2020 Notes Hedges and warrants associated with the 2020 Notes were based on pricing between July 9, 2018 and July 27, 2018 and were settled on July 30, 2018. As a result of these settlements, we received net proceeds of approximately $10.6 million on July 30, 2018. As we had agreed to settle a portion of the warrants in cash prior to July 1, 2018, we had warrants which were exercisable for 6.2 million ordinary shares with a strike price of $38.8010 per ordinary share as of July 1, 2018. The warrants which we had agreed to settle as of July 1, 2018 are recorded as a current derivative liability as of July 1, 2018 as described within Note 6.
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

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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
The 2017 Notes Conversion Derivative required bifurcation from the 2017 Notes in accordance with ASC Topic 815, Derivatives and Hedging, and was accounted for as a derivative liability. See Note 6 of the condensed consolidated financial statements for additional information regarding the 2017 Notes Conversion Derivative. The fair value of the 2017 Notes Conversion Derivative at the time of issuance of the 2017 Notes was $48.1 million and was recorded as original debt discount for purposes of accounting for the debt component of the 2017 Notes. This discount was amortized as interest expense using the effective interest method over the term of the 2017 Notes. For the three and nine months ended September 24, 2017, interest expense related to the amortization of the debt discount based upon an effective rate of 6.47% was negligible.
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
ABL Facility
On December 23, 2016, we, together with WMG and certain of our other wholly-owned U.S. subsidiaries (collectively, Borrowers), entered into a Credit, Security and Guaranty Agreement (ABL Credit Agreement) with Midcap Financial Trust, as administrative agent (Agent) and a lender and the additional lenders from time to time party thereto. The ABL Credit Agreement provides for a $150 million senior secured asset-based line of credit, subject to the satisfaction of a borrowing base requirement (ABL Facility). The ABL Facility may be increased by up to $100 million upon the Borrowers’ request, subject to the consent of the Agent and each of the other lenders providing such increase. All borrowings under the ABL Facility are subject to the satisfaction of customary conditions, including the absence of default, the accuracy of representations and warranties in all material respects and the delivery of an updated borrowing base certificate. As of September 30, 2018 and December 31, 2017, we had $21.5 million and $53.6 million respectively, in borrowings outstanding under the ABL Facility. We have reflected this debt as a current liability on our condensed consolidated balance sheet as of September 30, 2018 and December 31, 2017, as required by US GAAP due to the weekly lockbox repayment/re-borrowing arrangement underlying the agreement, as well as the ability for the lenders to accelerate the repayment of the debt under certain circumstances as described below. As of September 30, 2018 and December 31, 2017, we had $1.8 million and $2.2 million, respectively, of unamortized debt issuance costs related to the ABL Facility. These amounts are included within "Other assets" on our condensed consolidated balance sheets and will be amortized over the five-year term of the ABL Facility as described below.
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
There is no scheduled amortization under the ABL Facility and (subject to borrowing base requirements and applicable conditions to borrowing) the available revolving commitment may be borrowed, repaid, and reborrowed without restriction. All outstanding loans under the ABL Facility will be due and payable in full on the date that is the earliest to occur of (x) December 23, 2021; (y) the date that is 91 days prior to the maturity date of the 2020 Notes or (z) the date that is 91 days prior to the maturity date of the 2021 Notes; provided that, the springing maturity under clauses (y) and (z) are subject to the Borrowers’ ability to refinance, extend, renew or replace the 2020 Notes and/or the 2021 Notes, as applicable, in full pursuant to the terms of the ABL Credit Agreement. Any voluntary or mandatory permanent reduction or termination of the revolving commitments under the ABL Facility is subject to a prepayment premium applicable to such reduced or terminated amount equal to (i) 3.0% through December 23, 2017, (ii) 2.0% from December 24, 2017 through December 23, 2018, and (iii) 0.75% at any time thereafter.
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
On May 7, 2018, we amended and restated the ABL Credit Agreement to add a $40 million term loan facility (Term Loan Facility). The initial $20 million term loan tranche was funded at closing. The Borrowers may at any time borrow the second $20 million term loan tranche, but will be required to do so no later than May 7, 2019 unless certain adjusted EBITDA targets are met; in which case, the Borrowers will be permitted to extend the borrowing requirement for up to an additional two years. All borrowings under the Term Loan Facility are subject to the satisfaction of customary conditions, including the absence of default and the accuracy of representations and warranties in all material respects. As of September 30, 2018, we had $20 million outstanding under the term loan facility.
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
As a result of the Term Loan Facility, we recognized deferred financing charges of approximately $1.2 million, which will be amortized over the three-year term using the effective interest method.
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
The ABL Credit Agreement also contains negative covenants, representations and warranties, affirmative covenants and events of default, in each case subject to grace periods, thresholds, and materiality qualifiers consistent with the ABL Credit Agreement.
Other Debt
Other debt primarily includes mortgages, shareholder debt, and loans acquired as a result of the IMASCAP acquisition. We have mortgages that had an outstanding balance of $0.5 million and $1.0 million at September 30, 2018 and December 31, 2017, respectively. These mortgages are secured by an office building in Montbonnot, France and bear fixed annual interest rates of 2.55%-4.9%. As a result of the IMASCAP acquisition, we have two zero interest loans with a state investment company that had an outstanding balance of $1.0 million and $1.2 million at September 30, 2018 and December 31, 2017, respectively. We also had shareholder debt outstanding of $1.5 million and $1.6 million as of September 30, 2018 and December 31, 2017, respectively. The remainder of other debt totaled approximately $6.0 million and $4.2 million as of September 30, 2018 and December 31, 2017, respectively.
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
For the nine months ended September 30, 2018 and September 24, 2017, OCI was comprised solely of foreign currency translation adjustments.
Changes in AOCI for the nine months ended September 30, 2018 and September 24, 2017 were as follows (in thousands):

Nine months ended September 30, 2018
Currency translation adjustment
Balance at December 31, 2017	$22,290
Other comprehensive loss	(19,642)
Balance at September 30, 2018	$2,648

Nine months ended September 24, 2017
Currency translation adjustment
Balance at December 25, 2016	$(19,461)
Other comprehensive income	44,362
Balance at September 24, 2017	$24,901

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

11. Changes in Shareholders' Equity
The following table provides an analysis of changes in each balance sheet caption of shareholders’ equity for the nine months ended September 30, 2018 and September 24, 2017 (in thousands, except share data):

	Nine months ended September 30, 2018
	Ordinary shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholders' equity
	Number of shares	Amount
Balance at December 31, 2017	105,807,424	$3,896	$1,971,347	$(1,408,837)	$22,290	$588,696
2018 Activity:
Net loss	—	—	—	(135,737)	—	(135,737)
Foreign currency translation	—	—	—	—	(19,642)	(19,642)
Issuances of ordinary shares	556,827	20	10,955	—	—	10,975
Shares issued for public offering (Note 12)	18,248,932	641	422,371	—	—	423,012
Vesting of restricted stock units	452,057	16	(16)	—	—	—
Share-based compensation	—	—	18,238	—	—	18,238
Issuance of stock warrants, net of repurchases and equity issuance costs	—	—	72,956	—	—	72,956
Balance at September 30, 2018	125,065,240	$4,573	$2,495,851	$(1,544,574)	$2,648	$958,498

	Nine months ended September 24, 2017
	Ordinary shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total shareholders' equity
	Number of shares	Amount
Balance at December 25, 2016	103,400,995	$3,815	$1,908,749	$(1,206,239)	$(19,461)	$686,864
2017 Activity:
Net loss	—	—	—	(231,731)	—	(231,731)
Foreign currency translation	—	—	—	—	44,362	44,362
Issuances of ordinary shares	1,217,088	40	24,788	—	—	24,828
Vesting of restricted stock units	393,595	13	(13)	—	—	—
Share-based compensation	—	—	14,193	—	—	14,193
Balance at September 24, 2017	105,011,678	$3,868	$1,947,717	$(1,437,970)	$24,901	$538,516
12. Capital Stock and Earnings Per Share
We are authorized to issue up to 320 million ordinary shares, each share with a par value of three Euro cents (€0.03). We had 125.1 million and 105.8 million ordinary shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively.
On August 27, 2018, we entered into an underwriting agreement with J.P. Morgan, relating to the registered public offering of 18,248,932 ordinary shares, at an initial price to the public of $24.60 per share, for a total price of $448.9 million. The net proceeds to us were $423.0 million, after deducting underwriting discounts and commissions of $25.4 million and offering costs of $0.5 million. The offering closed on August 30, 2018. The proceeds were used to fund the purchase price of the Cartiva acquisition which closed on October 10, 2018, as well as costs and expenses related thereto. See Note 15 for additional details related to the Cartiva acquisition.
FASB ASC Topic 260, Earnings Per Share, requires the presentation of basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted-average number of ordinary shares outstanding during the period. Diluted earnings per share is calculated to include any dilutive effect of our ordinary share equivalents. For the three and nine months ended September 30, 2018 and September 24, 2017, our ordinary share equivalents consisted of stock options, restricted stock units, performance share units, and warrants. The dilutive effect of the stock options, restricted stock units, performance share units, and warrants is calculated using the treasury-stock method.

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

We had outstanding options to purchase 10.4 million ordinary shares, 1.3 million restricted stock units, and 0.2 million performance stock units, assuming target performance, at September 30, 2018 and outstanding options to purchase 10.4 million ordinary shares, 1.4 million restricted stock units, and 0.1 million performance stock units, assuming target performance, at September 24, 2017. We had outstanding net-share settled warrants on the 2020 Notes of 6.2 million and 19.6 million ordinary shares at September 30, 2018 and September 24, 2017, respectively. We also had net-share settled warrants on the 2021 Notes of 18.5 million ordinary shares at September 30, 2018 and September 24, 2017. Finally, we had net-share settled warrants on the 2023 Notes of 20.2 million ordinary shares at September 30, 2018.
None of the options, restricted stock units, performance share units, or warrants were included in the calculation of diluted net loss from continuing operations per share, diluted net (loss) income from discontinued operations per share, and diluted net loss per share for the three and nine months ended September 30, 2018 or September 24, 2017, because we recorded a net loss from continuing operations for all periods. Including these instruments would be anti-dilutive as the net loss from continuing operations is the control number in determining whether those potential common shares are dilutive or anti-dilutive.
The weighted-average number of ordinary shares outstanding for basic and diluted earnings per share purposes is as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2018	September 24, 2017	September 30, 2018	September 24, 2017
Weighted-average number of ordinary shares outstanding-basic and diluted	113,043	104,836	108,348	104,292
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
Patent Litigation
On September 23, 2014, Spineology filed a patent infringement lawsuit, Case No. 0:14-cv-03767, in the U.S. District Court in Minnesota, alleging that our X-REAM® bone reamer infringes U.S. Patent No. RE42,757 entitled “EXPANDABLE REAMER.” In January 2015, on the deadline for service of its complaint, Spineology dismissed its complaint without prejudice and filed a new, identical complaint. We filed an answer to the new complaint with the Court on April 27, 2015. The Court conducted a Markman hearing on March 23, 2016. Mediation was held on August 11, 2016, but no agreement could be reached. The Court issued a Markman decision on August 30, 2016, in which it found all asserted product claims invalid as indefinite under applicable

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

patent laws and construed several additional claim terms. The parties completed fact and expert discovery with respect to the remaining asserted method claims. We filed a motion for summary judgment of non-infringement of the remaining asserted patent claims and motions to exclude testimony from Spineology’s technical and damages experts. Spineology filed a motion for summary judgment of infringement. On July 25, 2017, the Court granted our motion for summary judgment of non-infringement; denied Spineology’s motion for summary judgment of infringement; and denied all remaining motions as moot. The Court also entered judgment in our favor and against Spineology on all issues. Spineology appealed the judgment to the U.S. Court of Appeals for the Federal Circuit and on July 6, 2018, the Court of Appeals affirmed the judgment of non-infringement in our favor and directed the District Court to enter judgment of non-infringement as to all of Spineology’s asserted patent claims. On September 6, 2018, the Court of Appeals denied Spineology’s petition for rehearing and, on September 18, 2018, the District Court entered final judgment of non-infringement.
On September 13, 2016, we filed a civil action, Case No. 2:16-cv-02737-JPM, against Spineology in the U.S. District Court for the Western District of Tennessee alleging breach of contract, breach of implied warranty against infringement, and seeking a judicial declaration of indemnification from Spineology for patent infringement claims brought against us stemming from our sale and/or use of certain expandable reamers purchased from Spineology. Spineology filed a motion to dismiss on October 17, 2016, but withdrew the motion on November 28, 2016. On December 7, 2016, Spineology filed an answer to our complaint and counterclaims, including counterclaims relating to a 2004 non-disclosure agreement between Spineology and WMT. On December 28, 2016, we filed a motion to dismiss the counterclaims relating to that 2004 agreement. On January 4, 2017, Spineology filed a motion for summary judgment on certain claims set forth in our complaint. We opposed that motion. On January 27, 2017, we filed a motion for summary judgment on certain issues pertaining to our indemnification claims. Spineology opposed that motion. On July 7, 2017, the Court extended the deadlines for completing discovery until after it ruled on those pending motions. On August 29, 2017, the Court ruled on the motions to dismiss and for summary judgment. In view of that decision, on September 22, 2017, the parties stipulated to, and the Court entered, a judgment that effectively ended the case in a draw. We appealed the judgment as to our claims against Spineology to the U.S. Court of Appeals for the Sixth Circuit and oral argument occurred on August 2, 2018. On August 24, 2018, the Court of Appeals ruled in our favor on our breach of contract claim and remanded the case to the District Court for further proceedings. Spineology did not appeal the District Court’s dismissal of its contract counterclaim.
Product Liability
We have received claims for personal injury against us associated with fractures of our PROFEMUR® titanium modular neck product (PROFEMUR® Claims). As of September 30, 2018, there were approximately 18 unresolved pending U.S. lawsuits and approximately 57 unresolved pending non-U.S. lawsuits alleging such claims. The overall fracture rate for the product is low and the fractures appear, at least in part, to relate to patient demographics. Beginning in 2009, we began offering a cobalt-chrome version of our PROFEMUR® modular neck, which has greater strength characteristics than the alternative titanium version. Historically, we have reflected our liability for these claims as part of our standard product liability accruals on a case-by-case basis. However, during the fiscal quarter ended September 30, 2011, as a result of an increase in the number and monetary amount of these claims, management estimated our liability to patients in the United States and Canada who have previously required a revision following a fracture of a PROFEMUR® titanium modular neck, or who may require a revision in the future. Management has estimated that this aggregate liability is $18.2 million. We have classified $11.7 million of this liability in “Accrued expenses and other current liabilities,” as we expect to pay such claims within the next twelve months, and $6.5 million as non-current in “Other liabilities” on our consolidated balance sheet. We expect to pay the majority of these claims within the next three years. Any claims associated with this product outside of the United States and Canada, or for any other products, will be managed as part of our standard product liability accrual methodology on a case-by-case basis.
We have maintained product liability insurance coverage on a claims-made basis. During the fiscal quarter ended March 31, 2013, we received a customary reservation of rights from our primary product liability insurance carrier asserting that present and future claims related to fractures of our PROFEMUR® titanium modular neck hip products and which allege certain types of injury (Titanium Modular Neck Claims) would be covered as a single occurrence under the policy year the first such claim was asserted. The effect of this coverage position would be to place Titanium Modular Neck Claims into a single prior policy year in which applicable claims-made coverage was available, subject to the overall policy limits then in effect. Management agreed with the assertion that the Titanium Modular Neck Claims should be treated as a single occurrence, but notified the carrier that it disputed the carrier's selection of available policy years. During the second quarter of 2013, we received confirmation from the primary carrier confirming their agreement with our policy year determination. Based on our insurer's treatment of Titanium Modular Neck Claims as a single occurrence, we increased our estimate of the total probable insurance recovery related to Titanium Modular Neck Claims by $19.4 million and recognized such additional recovery as a reduction to our selling, general and administrative expenses for the fiscal quarter ended March 31, 2013, within results of discontinued operations. In the fiscal quarter ended June

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

30, 2013, we received payment from the primary insurance carrier of $5 million. In the fiscal quarter ended September 30, 2013, we received payment of $10 million from the next insurance carrier in the tower. We requested, but did not receive, payment of the remaining $25 million from the third insurance carrier in the tower for that policy period. The policies with the second and third carrier in this tower are “follow form” policies and management believed the third carrier should follow the coverage position taken by the primary and secondary carriers. On September 29, 2015, that third carrier asserted that the terms and conditions identified in its reservation of rights would preclude coverage for the Titanium Modular Neck Claims. Pursuant to applicable accounting standards, we reduced our insurance receivable balance for this claim to $0 and recorded a $25 million charge within “Net loss from discontinued operations” during the fiscal year ended December 27, 2015. We strongly disputed the carrier's position and, in accordance with the dispute resolution provisions of the policy, initiated an arbitration proceeding in London, England seeking payment of these funds. The arbitration proceeding was completed on February 15, 2018 and, on April 11, 2018, the arbitration tribunal issued its ruling. Thereafter, we and the insurance carrier agreed to resolve the entire matter in exchange for a single lump sum payment by the carrier to us in the amount of $30.75 million, representing the full policy limits of $25 million plus an additional $5.75 million for legal costs and interest. We received payment of this sum from the carrier on May 8, 2018. This insurance recovery is reflected within our results of discontinued operations for the quarter ended July 1, 2018.
We are aware that MicroPort has recalled a certain size of its cobalt chrome modular neck product as a result of alleged fractures. As of September 30, 2018, there were seven pending U.S. lawsuits and five pending non-U.S. lawsuits against us alleging personal injury resulting from the fracture of a cobalt chrome modular neck. These claims will be managed as part of our standard product liability accrual methodology on a case-by-case basis.
Claims for personal injury have also been made against us associated with our metal-on-metal hip products (primarily the CONSERVE® product line). The pre-trial management of certain of these claims was consolidated in the federal court system, in the United States District Court for the Northern District of Georgia under multi-district litigation (MDL) and certain other claims by the Judicial Counsel Coordinated Proceedings in state court in Los Angeles County, California (JCCP) in state court in Los Angeles County, California (collectively the Consolidated Metal-on-Metal Claims). Pursuant to previously disclosed settlement agreements with the Court-appointed attorneys representing plaintiffs in the MDL and JCCP described below, the MDL and JCCP were closed to new cases effective October 18, 2017 and October 31, 2017, respectively.
Excluding claims resolved in the settlement agreements described below, as of September 30, 2018, there were approximately 129 unresolved metal-on-metal hip cases pending in the U.S. This number includes cases ineligible for settlement, cases which opted out of settlement, post-settlement cases, tolled cases, and existing state court cases that were not part of the MDL or JCCP. As of September 30, 2018, we estimate there also were pending approximately 34 non-U.S. metal-on metal cases and 34 unresolved modular neck U.S. cases and no non-U.S. cases alleging claims related to the release of metal ions. We also estimate that as of September 30, 2018 there were approximately 535 non-revision claims either dismissed or awaiting dismissal from the MDL and JCCP pursuant to the terms of the settlement agreements. Although there is a limited time period during which dismissed non-revision claims may be refiled, it is presently unclear how many non-revision claimants will elect to do so. As of September 30, 2018, no dismissed non-revision cases have been refiled.
We believe we have data that supports the efficacy and safety of our hip products. Every hip implant case, including metal-on-metal hip cases, involves fundamental issues of law, science, and medicine that often are uncertain, that continue to evolve, and which present contested facts and issues that can differ significantly from case to case. Such contested facts and issues include medical causation, individual patient characteristics, surgery specific factors, statutes of limitation, and the existence of actual, provable injury.
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
The MSA contains specific eligibility requirements and establishes procedures for proof and administration of claims, negotiation, and execution of individual settlement agreements, determination of the final total settlement amount, and funding of individual settlement amounts by WMT. Eligibility requirements include, without limitation, that the claimant has a claim pending or tolled in the MDL or JCCP, that the claimant has undergone a revision surgery within eight years of the original implantation surgery, and that the claim has not been identified by WMT as having possible statute of limitation issues. Claimants who have had bilateral revision surgeries will be counted as two claims but only to the extent both claims separately satisfy all eligibility criteria.
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
On October 3, 2017, WMT entered into the Second Settlement Agreements with the Court-appointed attorneys representing plaintiffs in the MDL and JCCP. Under the terms of the Second Settlement Agreements, the parties agreed to settle 629 specifically identified CONSERVE®, DYNASTY® and LINEAGE® claims that meet the eligibility requirements of the Second Settlement Agreements and are either pending in the MDL or JCCP, or subject to court-approved tolling agreements in the MDL or JCCP, for a maximum settlement amount of $89.75 million. The comprehensive settlement amount was contingent on WMT’s recovery of new insurance proceeds totaling at least $35 million from applicable insurance carriers by December 31, 2017. On December 29, 2017, WMT entered into a First Amendment to the Third Settlement Agreement pursuant to which the deadline for the recovery of new insurance proceeds totaling at least $35 million from applicable insurance carriers was extended through February 28, 2018 and, on February 23, 2018, WMT entered into a Second Amendment to the Third Settlement Agreement pursuant to which the deadline was extended through March 30, 2018. On March 29, 2018, WMT entered into a Third Amendment to the Third Settlement Agreement which eliminated the contingency and gave WMT the option, by September 30, 2018, to either pay or make available for payment the then outstanding deficit on the insurance contingency or transfer to eligible claimants WMT’s claims against the insurance carriers with whom WMT has not settled, and pay or make available for payment such insurance deficit in March 2019, subject to the right to recover these funds from any plaintiff recoveries from carriers plus ten percent interest, plus an additional $5 million in costs, in each case after recovery by plaintiffs’ counsel of costs and fees. In connection with such transfer agreement, WMT would also enter into a stipulated judgment in the amount of $541 million, which judgment would not be recoverable against WMT or its affiliates. On September 27, 2018, WMT elected not to transfer WMT’s claims against the insurance carriers with whom WMT has not settled. As of September 30, 2018, certain of the insurance carriers have contributed $21.9 million of funds applicable against the $35 million contingency, leaving a $13.1 million deficit.
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
The total maximum settlement amount of $89.75 million is allocated among the following three tranches: (1) Tranche 1: $7.9 million to settle 49 additional claims that would have been eligible to participate in the MSA but for the claim limit contained

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

therein, which amount will be funded as such claims are settled; (2) Tranche 2: $5.1 million to settle 39 eligible claims of the oldest claimants (by age), which amount will be funded as such claims are settled; and (3) Tranche 3: $76.75 million to settle 511 eligible claims pending or tolled in the MDL and JCCP existing as of June 30, 2017, and 30 new eligible claims which were presented between July 1, 2017 and October 1, 2017. Settlement funds for Tranche 3 were or will be made available for payment as follows: $45 million (less the remaining insurance deficit, which was $13.1 million) on June 30, 2018, the remaining insurance deficit ($13.1 million) by September 30, 2018, and the balance by September 30, 2019. Actual funding has not yet occurred as claims are still in the administration process.
The Second Settlement Agreements contain specific eligibility requirements and establish procedures for proof and administration of claims, negotiation, and execution of individual settlement agreements, determination of the final total settlement amount, and funding of individual settlement amounts by WMT. Eligibility requirements include, without limitation, that the claimant has a claim pending or tolled in the MDL or JCCP and that, with limited exceptions, the claimant has undergone a revision surgery. Claimants who have had bilateral revision surgeries will be counted as two claims but only to the extent both claims separately satisfy all eligibility criteria.
Each of the Second Settlement Agreements includes a 95% opt-in requirement, meaning WMT could have terminated either Settlement Agreement prior to any settlement disbursement if claimants holding greater than 5% of eligible claims in Tranches 1 and 2, collectively, or claimants holding greater than 5% of eligible claims in Tranche 3, elected to “opt-out” of the settlement. On January 2, 2018, WMT received notification that 100% of the claimants in Tranches 1 and 2 opted-in. WMT reviewed proof of claim documentation for these claimants and confirmed a final opt-in percentage of 100%. On or about May 1, 2018, WMT received notice from plaintiffs that the 95% opt-in threshold had also been met for Tranche 3. WMT reviewed proof of claim documentation for Tranche 3 claimants and confirmed that the 95% opt-in threshold had been met. On July 31, 2018, WMT confirmed a final opt-in percentage of 100% for Tranche 3.
While the Second Settlement Agreements did not require WMT to escrow any amount to secure its obligations thereunder, as additional security, Wright Medical Group N.V., the indirect parent company of WMT, agreed to guarantee WMT’s obligations under the Second Settlement Agreements.
The MSA (which reference includes the supplemental settlements described above) and the Second Settlement Agreements were entered into solely as a compromise of the disputed claims being settled and are not evidence that any claim has merit nor are they an admission of wrongdoing or liability by WMT. WMT will continue to vigorously defend metal-on-metal hip claims not settled pursuant to the above agreements. The Second Settlement Agreements are contingent upon the dismissal without prejudice of pending and tolled claims in the MDL and JCCP that do not meet the inclusion criteria of the MDL or JCCP. Additionally, the Second Settlement Agreements are contingent upon the dismissal without prejudice of all remaining non-revision claims in the MDL and JCCP (presently estimated to number approximately 535 claims either dismissed or awaiting dismissal), pursuant to a tolling agreement that tolls applicable statutes of limitation and repose for three months from a revision of the products or determination that a revision of the products is necessary. The MDL and JCCP courts have both entered orders closing these proceedings to new claims.
As a result of entering into the Second Settlement Agreements during the third quarter of 2017, we recorded an additional accrual of $82.7 million for the 629 matters included within the settlement and for matters that have the same eligibility criteria.
As of September 30, 2018, our accrual for metal-on-metal claims totaled $105.6 million, of which $88.8 million is included in our consolidated balance sheet within “Accrued expenses and other current liabilities” and $16.8 million is included within “Other liabilities.” Our accrual is based on (i) case by case accruals for specific cases where facts and circumstances warrant, and (ii) the implied settlement values for eligible claims under the MSA or Second Settlement Agreements. We are unable to reasonably estimate the high-end of a possible range of loss for claims which elected to opt-out of the MSA or Second Settlement Agreements. Claims we can confirm would meet MSA or Second Settlement Agreements eligibility criteria but are excluded from the settlements due to the maximum settlement cap, or because they are cases not part of the MDL or JCCP, have been accrued as of the respective settlement rates. Due to the general uncertainties surrounding all metal-on metal claims as noted above, as well as insufficient information about individual claims, we are presently unable to reasonably estimate a range of loss for future claims; hence we have not accrued for these claims at the present time.
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

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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
In March 2017, Lexington, which had been dismissed from the Tennessee action, requested arbitration under five Lexington insurance policies in connection with the CONSERVE® Claims. We subsequently engaged in discussions and correspondence with Lexington about the scope of the requested arbitration(s). On or about October 27, 2017, Lexington filed an Application for Order to Compel Arbitration in the Commonwealth of Massachusetts, Suffolk County Superior Court, naming WMT, Wright Medical Group, Inc., and Wright Medical Group N.V. We opposed the Application. On February 28, 2018, the Massachusetts Court ordered the parties to arbitrate the two Lexington insurance policies containing Massachusetts arbitration clauses but did not order arbitration under the remaining three Lexington policies at issue. We have appealed that ruling. While the appeal is pending, we are proceeding with the arbitration, but the selection of the arbitrators is still in dispute by the parties. In the arbitration, Lexington has asserted a claim for declaratory relief, and we have asserted counter-claims for breach of contract, declaratory relief, and bad faith. On September 26, 2018, Lexington sought to add a claim alleging Wright’s filing of the Tennessee lawsuit referred to below was not in good faith. Wright objected to Lexington’s additional claim and argued that such claim could only be added upon agreement of the arbitrators (who are yet to be selected). The American Arbitration Association agreed with Wright’s position.
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
As of September 30, 2018, our insurance carriers have paid an aggregate of $101.9 million of insurance proceeds related to the metal-on-metal claims, including amounts received under the three above referenced settlement agreements, of which $95.2 million has been paid directly to us and $6.7 million has been paid directly to claimants. Except as provided in the Insurance Settlement Agreement, the Second Insurance Settlement Agreement and the Third Insurance Settlement Agreement, our acceptance of the insurance proceeds was not a waiver of any other claim we may have against the insurance carriers unrelated to metal-on-metal coverage and our disputes with carriers relating thereto. However, the amount we ultimately receive will depend on the outcome of our dispute with the remaining carriers (Lexington and Catlin, with remaining policy limits totaling $30 million and $5 million, respectively) concerning the number of policy years available. We believe our contracts with the insurance carriers are enforceable for these claims; and, therefore, we believe it is probable we will receive additional recoveries from the remaining carriers. Settlement discussions with the remaining insurance carriers continue.
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
Selected financial information related to our segments is presented below for the three months ended September 30, 2018 and September 24, 2017 (in thousands):

	Three months ended September 30, 2018
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Corporate [1]	Total
Net sales from external customers	$79,296	$66,269	$48,541	$—	$194,106
Depreciation expense	2,474	2,836	3,366	5,928	14,604
Amortization expense	—	—	—	5,881	5,881
Segment operating income (loss)	$20,487	$21,192	$(278)	$(48,583)	$(7,182)
Other:
Transaction and transition expenses					1,952
Operating loss					(9,134)
Interest expense, net					19,753
Other expense, net					3,902
Loss before income taxes					$(32,789)

	Three months ended September 24, 2017
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Corporate [1]	Total
Net sales from external customers	$70,946	$55,918	$43,639	$—	$170,503
Depreciation expense	3,871	2,372	3,298	5,459	15,000
Amortization expense	—	—	—	7,178	7,178
Segment operating income (loss)	$13,506	$16,575	$(1,563)	$(43,716)	$(15,198)
Other:
Transaction and transition expenses					3,311
Operating loss					(18,509)
Interest expense, net					18,978
Other expense, net					5,457
Loss before income taxes					$(42,944)

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Selected financial information related to our segments is presented below for the nine months ended September 30, 2018 and September 24, 2017 (in thousands):

	Nine months ended September 30, 2018
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Corporate [1]	Total
Net sales from external customers	$235,595	$206,338	$156,110	$—	$598,043
Depreciation expense	7,729	8,350	9,604	17,303	42,986
Amortization expense	—	—	—	19,031	19,031
Segment operating income (loss)	$62,211	$69,864	$(1,526)	$(138,044)	$(7,495)
Other:
Transaction and transition expenses					4,187
Operating loss					(11,682)
Interest expense, net					60,243
Other expense, net					75,649
Loss before income taxes					$(147,574)

	Nine months ended September 24, 2017
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Corporate [1]	Total
Net sales from external customers	$220,259	$171,695	$135,433	$—	$527,387
Depreciation expense	10,080	7,321	8,539	16,184	42,124
Amortization expense	—	—	—	21,574	21,574
Segment operating income (loss)	$51,988	$52,942	$1,641	$(133,987)	$(27,416)
Other:
Transaction and transition expenses					9,484
Operating loss					(36,900)
Interest expense, net					55,512
Other expense, net					6,875
Loss before income taxes					$(99,287)

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

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Net sales by geographic region by product line are as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2018	September 24, 2017	September 30, 2018	September 24, 2017
United States
Lower extremities	$57,602	$51,417	$173,889	$161,228
Upper extremities	65,334	54,788	203,163	168,280
Biologics	20,654	18,640	59,053	56,547
Sports med & other	1,975	2,019	5,828	5,899
Total United States	$145,565	$126,864	$441,933	$391,954

EMEAC
Lower extremities	$9,527	$9,022	$33,761	$30,379
Upper extremities	18,985	15,779	64,935	51,193
Biologics	1,828	1,727	6,244	6,159
Sports med & other	2,591	2,968	8,182	10,001
Total EMEAC	$32,931	$29,496	$113,122	$97,732

Other
Lower extremities	$3,974	$4,941	$10,747	$11,993
Upper extremities	6,696	5,418	19,477	15,413
Biologics	4,721	3,466	12,144	9,333
Sports med & other	219	318	620	962
Total other	$15,610	$14,143	$42,988	$37,701

Total net sales	$194,106	$170,503	$598,043	$527,387
Assets in the U.S. Upper Extremities, U.S. Lower Extremities & Biologics, and International Extremities & Biologics segments are those assets used exclusively in the operations of each business segment or allocated when used jointly. Assets in the Corporate category are principally cash and cash equivalents, derivative assets, property, plant and equipment associated with our corporate headquarters, assets associated with discontinued operations, product liability insurance receivables, and assets associated with income taxes. Total assets by business segment as of September 30, 2018 and December 31, 2017 are as follows (in thousands):

	September 30, 2018
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Corporate	Total
Total assets	$524,265	$922,120	$249,051	$1,143,859	$2,839,295

	December 31, 2017
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Corporate	Total
Total assets	$490,528	$929,930	$301,985	$406,281	$2,128,724
15. Subsequent Event
During the third quarter of 2018, on August 24, 2018, we entered into a definitive agreement to acquire 100% of the outstanding equity on a fully diluted basis of Cartiva, Inc., an orthopaedic medical device company focused on treatment of osteoarthritis of the great toe, for a total price of $435 million in cash, subject to certain adjustments as set forth in the agreement. On October 10,

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

2018, we completed the acquisition. We funded the acquisition with the proceeds from a registered underwritten public offering of 18,248,932 ordinary shares which had net proceeds of $423.0 million. See Note 12 for additional details related to the public offering. This acquisition adds a differentiated pre-market approval (PMA) approved technology for a high-volume foot and ankle procedure and further accelerates growth opportunities in our global extremities business.
The purchase price for this acquisition will be allocated to the identifiable assets acquired and liabilities assumed based on estimates of their relative fair values at October 10, 2018, the date of the acquisition, with the excess purchase price recorded as goodwill. Because the initial accounting for the business combination is incomplete at this time, we are unable to provide the purchase price allocation for this transaction.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition for the three and nine months ended September 30, 2018. This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements, our Annual Report on Form 10-K for the year ended December 31, 2017, which includes additional information about our critical accounting policies and practices and risk factors, and "Special Note Regarding Forward-Looking Statements."
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
On August 24, 2018, we into a definitive agreement to acquire 100% of the outstanding equity on a fully diluted basis of Cartiva, an orthopaedic medical device company focused on treatment of osteoarthritis of the great toe, for a total price of $435 million in cash, subject to certain adjustments as set forth in the agreement. On October 10, 2018, we completed the acquisition, which adds a differentiated PMA approved technology for a high-volume foot and ankle procedure and further accelerates growth opportunities in our global extremities business. We funded the acquisition with the proceeds from a registered underwritten public offering of 18,248,932 ordinary shares which had net proceeds of $423.0 million. See Note 12 for additional details related to the public offering.
References in this section to "we," "our" and "us" refer to Wright Medical Group N.V. and its subsidiaries after the Wright/Tornier merger and Wright Medical Group, Inc. and its subsidiaries before the merger. Our fiscal year-end is generally determined on a 52-week basis and runs from the Monday nearest to the 31st of December of a year and ends on the Sunday nearest to the 31st of December of the following year. Every few years, it is necessary to add an extra week to the year making it a 53-week period. The fiscal year ended December 31, 2017 was a 53-week period. The three and nine months ended September 30, 2018 and September 24, 2017 each consisted of thirteen and thirty-nine weeks, respectively.
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
Our global corporate headquarters are located in Amsterdam, the Netherlands. We also have significant operations located in Memphis, Tennessee (U.S. headquarters, research and development, sales and marketing administration, and administrative activities); Bloomington, Minnesota (upper extremities sales and marketing and warehousing operations); Arlington, Tennessee (manufacturing and warehousing operations); Franklin, Tennessee (manufacturing and warehousing operations); Warsaw, Indiana (research and development); Alpharetta, Georgia (manufacturing and warehousing operations); Montbonnot, France (manufacturing and warehousing operations); Plouzané, France (research and development); and Macroom, Ireland (manufacturing). In addition, we have local sales and distribution offices in Canada, Australia, Asia, Latin America, and throughout Europe.
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
Our principal upper extremities products include the AEQUALIS ASCEND® FLEX™ convertible shoulder system and SIMPLICITI® total shoulder replacement system, AEQUALIS® PERFORM™ Glenoid System, and the AEQUALIS® REVERSED II™ reversed shoulder system. SIMPLICITI® is the first minimally invasive, canal sparing total shoulder available in the United States. We believe SIMPLICITI® allows us to expand the market to include younger patients that historically have deferred these procedures. Our BLUEPRINT™ 3D Planning Software can be used with our products to assist surgeons in accurately positioning the glenoid and humeral implants and replicating the pre-operative surgical plan. Other principal upper extremities products include the EVOLVE® radial head prosthesis for elbow fractures, the EVOLVE® Elbow Plating System, and the RAYHACK® osteotomy system.
Our principal lower extremities products include the INBONE®, INFINITY®, and INVISIONTM Total Ankle Replacement Systems, all of which can be used with our PROPHECY® Preoperative Navigation Guides, which combine computer imaging with a patient’s CT scan, and are designed to provide alignment accuracy while reducing surgical steps. As a result of our recent acquisition of Cartiva, our lower extremities products now includes Cartiva's Synthetic Cartilage Implant, the only PMA approved product for treatment of first Metatarsal Phalangeal (MTP) joint osteoarthritis. Our lower extremities products also include the Salvation external fixation system for the treatment of Charcot diabetic foot, the CLAW® II Polyaxial Compression Plating System, the ORTHOLOC® 3Di Reconstruction Plating System, the PhaLinx® System used for hammertoe indications, PRO-TOE® VO Hammertoe System, the DARCO® family of locked plating systems, the VALOR® ankle fusion nail system, and the Swanson line of toe joint replacement products. The PROstep™ Minimally Invasive Surgery System for Foot and Ankle was launched to limited users in the third quarter of 2017, and was fully launched early in the third quarter of 2018. We also launched and plan to continue to launch during the remainder of 2018 a number of line extensions to the SALVATION™ limb salvage portfolio. We expect continued demand for these new products during the remainder of 2018.
Our biologic products use both biological tissue-based and synthetic materials to allow the body to regenerate damaged or diseased bone and to repair damaged or diseased soft tissue. The newest addition to our biologics product portfolio is AUGMENT® Bone Graft, which is based on recombinant human platelet-derived growth factor (rhPDGF-BB), a synthetic copy of one of the body’s principal healing agents. FDA approval of AUGMENT® Bone Graft in the United States for ankle and/or hindfoot fusion indications occurred during the third quarter of 2015. Prior to FDA approval, this product was available for sale in Canada for foot and ankle fusion indications and in Australia and New Zealand for hindfoot and ankle fusion indications. In June 2018, we received premarket approval (PMA) from the FDA for AUGMENT® Injectable Bone Graft. The AUGMENT® Bone Graft product line was acquired from BioMimetic in March 2013. Our other principal biologics products include the GRAFTJACKET® line of soft tissue repair and containment membranes, the ACTISHIELD™ and VIAFLOW™ products which are derived from amniotic and placental tissues, the ALLOMATRIX® line of injectable tissue-based bone graft substitutes, the PRO-DENSE® Injectable Graft, the OSTEOSET® synthetic bone graft substitute, and the PRO-STIM® Injectable Inductive Graft.
Significant Quarterly Business Developments.
As previously disclosed, on October 1, 2015, simultaneous with the completion of the Wright/Tornier merger, we completed the divestiture of the U.S. rights to legacy Tornier's SALTO TALARIS® and SALTO TALARIS® XT™ line of ankle replacement products and line of silastic toe replacement products, among other assets, for cash. We retained the right to sell these products outside the United States for up to 20 years unless the purchaser exercises an option to purchase the ex-United States rights to the products. On October 4, 2018, the purchaser exercised its option to acquire the rights and assets associated with the international Salto ankle and silastic toe replacement products. We are currently in discussions with the purchaser over the exact terms and timing of the acquisition. Net sales of the associated products totaled $3.0 million for the nine months ended September 30, 2018.
On August 24, 2018, we entered into a definitive agreement to acquire 100% of the outstanding equity on a fully diluted basis of Cartiva, an orthopaedic medical device company focused on treatment of osteoarthritis of the great toe, for a total price of $435 million in cash, subject to certain adjustments as set forth in the agreement. On October 10, 2018, we completed the acquisition. We funded the acquisition with the proceeds from a registered underwritten public offering of 18,248,932 ordinary shares, at an initial price to the public of $24.60 per share, for a total price of $448.9 million. The net proceeds to us were $423.0 million, after deducting underwriting discounts and commissions of $25.4 million and offering costs of $0.5 million. The offering closed on August 30, 2018, and on October 10, 2018, the proceeds were used to fund the Cartiva acquisition, as well as costs and expenses related thereto. The Cartiva acquisition adds a differentiated PMA approved technology for a high-volume foot and ankle procedure and further accelerates growth opportunities in our global extremities business
In June 2018, we received premarket approval from the FDA for AUGMENT® Injectable Bone Graft for the same clinical indications as AUGMENT® Bone Graft. AUGMENT® Injectable is a combination product consisting of recombinant human platelet derived growth factor (rhPDGF-BB) and a blend of Type I collagen and Beta tri-calcium phosphate, which provides a clinically proven and safe and effective alternative to autograft for use in hindfoot and ankle fusion in an easy to use flowable formulation.
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
Financial Highlights. Net sales increased 13.8% totaling $194.1 million in the third quarter of 2018, compared to $170.5 million in the third quarter of 2017, driven primarily by 14.7% growth in our U.S. net sales.
Our U.S. net sales increased $18.7 million, or 14.7%, in the third quarter of 2018 as compared to the third quarter of 2017, driven by continued success of our PERFORM™ REVERSED Glenoid System, our SIMPLICITI® shoulder system, our INFINITY® total ankle replacement system, and our AUGMENT® Bone Graft product, along with increased sales in our core lower extremities business.
Our international net sales increased $4.9 million, or 11.2%, in the third quarter of 2018 as compared to the third quarter of 2017, driven by 6.2% growth in our direct markets, partially offset by a $0.9 million unfavorable impact from foreign currency exchange rates.

In the third quarter of 2018, our net loss from continuing operations totaled $35.8 million, compared to a net loss from continuing operations of $34.1 million for the third quarter of 2017. Improved profitability in our U.S. lower extremities and U.S. upper extremities businesses due to leveraging fixed expenses over increased net sales was offset by incremental corporate expenses for cash incentive compensation expense and non-cash stock based compensation expense. Additionally, results for the third quarter of 2017 included an $8.9 million tax benefit related to a change in the realizability of certain U.S. net operating losses following the completion of a tax project.
Opportunities and Challenges. We intend to continue to leverage the global strengths of our product brands as a pure-play extremities and biologics business. Additionally, we believe the highly complementary nature of our businesses gives us significant diversity and scale across a range of geographies and product categories. We believe our December 2017 acquisition of IMASCAP, a leader in the development of software-based solutions for preoperative planning of shoulder replacement surgery, ensures exclusive access to breakthrough software enabling technology and patents, including BLUEPRINT™, to further differentiate our product portfolio and to further accelerate growth opportunities in our global extremities business. BLUEPRINT™ is proving to be integral to our ability to convert competitive surgeons, and we believe that impact will increase as we execute our plans to make the system easier to use and release additional enhancements. As of September 30, 2018, approximately 30% of our shoulder customers and shoulder cases are using BLUEPRINT™.
We are delighted to add Cartiva’s Synthetic Cartilage Implant (SCI), the first and only PMA product for the treatment of great toe osteoarthritis, to our market-leading lower extremities portfolio. Supported by compelling clinical performance and backed by Level I clinical evidence, Cartiva is experiencing rapid commercial adoption and is well positioned for future growth as it addresses large markets with significant unmet needs and strong patient demand. We expect this acquisition to support our growth prospects in our core lower extremities business for the remainder of the year and throughout 2019.
Since the Wright/Tornier merger and through the end of the quarter ended September 30, 2018, we have completed the integration of our global sales force, co-located and consolidated into one ERP system in three of our top five international markets, transferred our U.S. upper extremities inventory into a hub network, and completed a substantial number of other integration activities, while incurring more cost synergies earlier and less sales dis-synergies than we originally anticipated. We believe we have excellent opportunities to continue to improve efficiency and leverage our fixed costs going forward. We also believe we have significant opportunity with the recent and anticipated launch of new products, including AUGMENT® Injectable, and through driving BLUEPRINT™ adoption, strategic service at ambulatory surgery centers, and excellent and efficient service to our customers.
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

Results of Operations
Comparison of the three months ended September 30, 2018 to the three months ended September 24, 2017
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

	Three months ended
	September 30, 2018		September 24, 2017
	Amount	% of net sales	Amount	% of net sales
Net sales	$194,106	100.0%	$170,503	100.0%
Cost of sales [1]	44,307	22.8%	38,421	22.5%
Gross profit	149,799	77.2%	132,082	77.5%
Operating expenses:
Selling, general and administrative [1]	139,223	71.7%	131,421	77.1%
Research and development [1]	13,829	7.1%	11,992	7.0%
Amortization of intangible assets	5,881	3.0%	7,178	4.2%
Total operating expenses	158,933	81.9%	150,591	88.3%
Operating loss	(9,134)	(4.7)%	(18,509)	(10.9)%
Interest expense, net	19,753	10.2%	18,978	11.1%
Other expense, net	3,902	2.0%	5,457	3.2%
Loss from continuing operations before income taxes	(32,789)	(16.9)%	(42,944)	(25.2)%
Provision (benefit) for income taxes	3,040	1.6%	(8,822)	(5.2)%
Net loss from continuing operations	$(35,829)	(18.5)%	$(34,122)	(20.0)%
Loss from discontinued operations, net of tax	(6,696)		(97,748)
Net loss	$(42,525)		$(131,870)
__________________________

[1]	These line items include the following amounts of non-cash, share-based compensation expense for the periods indicated:

	Three months ended
	September 30, 2018	% of net sales	September 24, 2017	% of net sales
Cost of sales	$141	0.1%	$152	0.1%
Selling, general and administrative	6,537	3.4%	4,960	2.9%
Research and development	579	0.3%	333	0.2%

The following tables set forth our net sales by product line for the U.S. and International for the periods indicated (in thousands) and the percentage of year-over-year change:

	Three months ended
	September 30, 2018	September 24, 2017	% change
U.S.
Lower extremities	$57,602	$51,417	12.0%
Upper extremities	65,334	54,788	19.2%
Biologics	20,654	18,640	10.8%
Sports med & other	1,975	2,019	(2.2)%
Total U.S.	$145,565	$126,864	14.7%

International
Lower extremities	$13,501	$13,963	(3.3)%
Upper extremities	25,681	21,197	21.2%
Biologics	6,549	5,193	26.1%
Sports med & other	2,810	3,286	(14.5)%
Total International	$48,541	$43,639	11.2%

Total net sales	$194,106	$170,503	13.8%
Net sales
U.S. Sales. U.S. net sales totaled $145.6 million in the third quarter of 2018, a 14.7% increase from $126.9 million in the third quarter of 2017, due to significant growth in our U.S. upper extremities business and U.S. lower extremities business. U.S. sales represented approximately 75.0% of total net sales in the third quarter of 2018, compared to 74.4% of total net sales in the third quarter of 2017.
Our U.S. lower extremities net sales increased to $57.6 million in the third quarter of 2018 compared to $51.4 million in the third quarter of 2017, representing growth of 12.0%. This growth was driven by a 22.1% net sales growth in our total ankle replacement products and net sales growth in our core lower extremities business primarily due to increased contributions from our expanded sales organization.
Our U.S. upper extremities net sales increased to $65.3 million in the third quarter of 2018 from $54.8 million in the third quarter of 2017, representing growth of 19.2%. This growth was driven by demand for our innovative shoulder product portfolio, including continued success from our PERFORM™ Reversed Glenoid System and our SIMPLICITI® shoulder system and accelerated adoption of our BLUEPRINT enabling technology.
Our U.S. biologics net sales totaled $20.7 million in the third quarter of 2018, from $18.6 million in the third quarter of 2017, representing a 10.8% increase over the third quarter of 2017. This increase was driven by net sales volume growth in our core biologics products and AUGMENT® Injectable Bone Graft, which launched at the end of the second quarter of 2018 after receiving FDA approval.
International Sales. Net sales in our international regions totaled $48.5 million in the third quarter of 2018 compared to $43.6 million in the third quarter of 2017. This 11.2% increase was due to growth in both our direct and distributor markets, partially offset by a $0.9 million unfavorable impact from foreign currency exchange rates (a 2 percentage point unfavorable impact to international sales growth rate).
Our international lower extremities net sales decreased 3.3% to $13.5 million in the third quarter of 2018 from $14.0 million in the third quarter of 2017. Sales decreased primarily due to a $0.3 million unfavorable impact from foreign currency exchange rates (a 2 percentage point unfavorable impact to international lower extremities sales growth rate).
Our international upper extremities net sales increased 21.2% to $25.7 million in the third quarter of 2018 from $21.2 million in the third quarter of 2017. Sales increased by 15.0% in our direct markets in Europe, and a combined 19.9% increase in our Canada, Australia, and Japan direct markets. This increase was partially offset by a $0.5 million unfavorable impact from foreign currency exchange rates (a 2 percentage point unfavorable impact to international upper extremities sales growth rate).
Our international biologics net sales increased 26.1% to $6.5 million in the third quarter of 2018 from $5.2 million in the third quarter of 2017, mostly driven by increased sales volumes to stocking distributors. This increase was partially offset by a $0.2 million unfavorable impact from foreign currency exchange rates (a 3 percentage point unfavorable impact to international biologics sales growth rate).
Cost of sales
Our cost of sales totaled $44.3 million, or 22.8% of net sales, in the third quarter of 2018, compared to $38.4 million, or 22.5% of net sales, in the third quarter of 2017. Cost of sales remained relatively constant as a percentage of net sales with variances due to customer and product mix.
Selling, general and administrative
Our selling, general and administrative expenses totaled $139.2 million, or 71.7% of net sales, in the third quarter of 2018, compared to $131.4 million, or 77.1% of net sales, in the third quarter of 2017. Selling, general and administrative expenses as a percentage of net sales decreased 5 percentage points due to a decrease in spending on transition and transaction costs of $1.3 million, or 0.7% of net sales, from the third quarter 2017 and by leveraging fixed expenses in our U.S. businesses over increased net sales, partially offset by higher levels of cash incentive compensation expense and non-cash stock-based compensation expense.
Research and development
Our research and development expense totaled $13.8 million in the third quarter of 2018 compared to $12.0 million in the third quarter of 2017. Research and development costs remained relatively constant at approximately 7% of net sales. Our research and development expenses are estimated to range from 7% to 8% as a percentage of net sales in 2018.
Amortization of intangible assets
Charges associated with amortization of intangible assets totaled $5.9 million in the third quarter of 2018, compared to $7.2 million in the third quarter of 2017. Based on intangible assets held at September 30, 2018, we expect amortization expense to be approximately $24.6 million for the full year of 2018, $22.8 million in 2019, $22.1 million in 2020, $21.9 million in 2021, and $21.9 million in 2022.
Interest expense, net
Interest expense, net, totaled $19.8 million in the third quarter of 2018 and $19.0 million in the third quarter of 2017. Our interest expense in the third quarter of 2018 related primarily to non-cash interest expense associated with the amortization of the discount on the 2023 Notes, 2021 Notes and 2020 Notes of $4.9 million, $5.0 million and $2.4 million, respectively; amortization of deferred financing charges on the 2023 Notes, 2021 Notes, 2020 Notes, and our ABL Facility totaling $1.3 million; and cash interest expense totaling $7.6 million primarily associated with the 2023 Notes, 2021 Notes, 2020 Notes and borrowings under our ABL Facility and the new Term Loan Facility that was established during the quarter ended July 1, 2018. Our interest expense was partially offset by interest income of $1.5 million as a result of the investment of the net proceeds from the 2023 Notes issued in the second quarter of 2018. Our interest expense in the third quarter of 2017 related primarily to non-cash interest expense associated with the amortization of the discount on the 2021 Notes and 2020 Notes of $4.6 million and $6.9 million, respectively, amortization of deferred financing charges on the 2021 Notes, 2020 Notes, and our ABL Facility totaling $1.2 million; and cash interest expense totaling $6.0 million primarily associated with the coupon on the 2021 Notes, 2020 Notes, and our ABL Facility.
Other expense, net
Other expense, net totaled $3.9 million in the third quarter of 2018, compared to $5.5 million of other expense, net in the third quarter of 2017.
In the third quarter of 2018 and 2017, other expense, net, primarily consisted of an unrealized loss of $3.4 million and $4.5 million, respectively, for the mark-to-market adjustment on CVRs issued in connection with the BioMimetic acquisition.
Provision (benefit) for income taxes
We recorded a tax provision from continuing operations of $3.0 million in the third quarter of 2018, compared to a tax benefit from continuing operations of $8.8 million in the third quarter of 2017. The net tax provision recorded in the third quarter of 2018 includes the impact of the lower statutory tax rate in the U.S. of 21% and the ability to carryforward net operating losses indefinitely as enacted by the Tax Cuts and Jobs Act ("2017 Tax Act") in December 2017, offset by tax provision for foreign currency gains, the result of net earnings in jurisdictions for which we do not have a valuation allowance and the valuation allowance on our U.S. net deferred tax assets, resulting in the inability to recognize a tax benefit for pre-tax losses in the U.S., except to the extent to which we recognize a gain in discontinued operations. Our second quarter 2018 gain from discontinued operations was partially offset by a discontinued operations loss in the third quarter of 2018, resulting in a third quarter income tax benefit within discontinuing operations, and a corresponding income tax provision in continuing operations. Other provisions under the 2017 Tax Act include U.S. taxation on certain foreign earnings referred to as Global Intangible Low-Taxed Income and the Base Erosion Anti-Abuse Tax, both of which did not have an effect on our financial results due to the losses and valuation allowance in the U.S.

During the third quarter of 2017, the net tax benefit primarily related to the benefit recorded due to a change in our valuation allowance with respect to certain deferred tax assets that we had previously determined were not more likely than not to be realized.
Further, we recognized the income tax effects of the 2017 Tax Act in our 2017 financial statements in accordance with Staff Accounting Bulletin No. 118 (SAB 118), which provides SEC staff guidance for the application of ASC Topic 740, Income Taxes, in the reporting period in which the 2017 Tax Act was signed into law. We included the provisional amount pertaining to the one-time deemed repatriation charge in our 2017 financial statements and still conclude this is a reasonable estimate based on current guidance and interpretations. We did not identify any items for which the income tax effects of the 2017 Tax Act could not be reasonably estimated as of September 30, 2018.
Loss from discontinued operations, net of tax
Loss from discontinued operations, net of tax, consists primarily of the costs associated with legal defense, income/loss associated with product liability insurance recoveries/denials, and changes to any contingent liabilities associated with the OrthoRecon business that was sold to MicroPort and, to a lesser degree, costs associated with the Large Joints business that was sold to Corin. During the third quarter of 2017, we recognized a charge of $86.9 million for certain retained metal-on-metal product liability claims associated with the OrthoRecon business. See Note 4 and Note 13 to our condensed consolidated financial statements for further discussion regarding our discontinued operations and our retained contingent liabilities associated with the OrthoRecon business.
Comparison of the nine months ended September 30, 2018 to the nine months ended September 24, 2017
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

	Nine months ended
	September 30, 2018		September 24, 2017
	Amount	% of net sales	Amount	% of net sales
Net sales	$598,043	100.0%	$527,387	100.0%
Cost of sales [1]	131,004	21.9%	113,669	21.6%
Gross profit	467,039	78.1%	413,718	78.4%
Operating expenses:
Selling, general and administrative [1]	417,297	69.8%	392,073	74.3%
Research and development [1]	42,393	7.1%	36,971	7.0%
Amortization of intangible assets	19,031	3.2%	21,574	4.1%
Total operating expenses	478,721	80.0%	450,618	85.4%
Operating loss	(11,682)	(2.0)%	(36,900)	(7.0)%
Interest expense, net	60,243	10.1%	55,512	10.5%
Other expense, net	75,649	12.6%	6,875	1.3%
Loss from continuing operations before income taxes	(147,574)	(24.7)%	(99,287)	(18.8)%
Benefit for income taxes	(1,217)	(0.2)%	(7,498)	(1.4)%
Net loss from continuing operations	$(146,357)	(24.5)%	$(91,789)	(17.4)%
(Loss) income from discontinued operations, net of tax	10,620		(139,942)
Net loss	$(135,737)		$(231,731)
__________________________

[1]	These line items include the following amounts of non-cash, share-based compensation expense for the periods indicated:

	Nine months ended
	September 30, 2018	% of net sales	September 24, 2017	% of net sales
Cost of sales	$452	0.1%	$403	0.1%
Selling, general and administrative	16,496	2.8%	12,939	2.5%
Research and development	1,388	0.2%	789	0.1%

The following tables set forth our net sales by product line for the U.S. and International for the periods indicated (in thousands) and the percentage of year-over-year change:

	Nine months ended
	September 30, 2018	September 24, 2017	% change
U.S.
Lower extremities	$173,889	$161,228	7.9%
Upper extremities	203,163	168,280	20.7%
Biologics	59,053	56,547	4.4%
Sports med & other	5,828	5,899	(1.2)%
Total U.S.	$441,933	$391,954	12.8%

International
Lower extremities	$44,508	$42,372	5.0%
Upper extremities	84,412	66,606	26.7%
Biologics	18,388	15,492	18.7%
Sports med & other	8,802	10,963	(19.7)%
Total International	$156,110	$135,433	15.3%

Total net sales	$598,043	$527,387	13.4%
Net sales
U.S. Sales. U.S. net sales totaled $441.9 million in the first nine months of 2018, a 12.8% increase from $392.0 million in the first nine months of 2017, primarily due to continued growth in our U.S. upper extremities business. U.S. sales represented approximately 73.9% of total net sales in the first nine months of 2018, compared to 74.3% of total net sales in the first nine months of 2017.
International Sales. International net sales totaled $156.1 million in the first nine months of 2018 compared to $135.4 million in the first nine months of 2017. This 15.3% increase was primarily driven by a 5.8% increase in our direct markets and a $6.7 million favorable impact from foreign currency exchange rates (a 5 percentage point favorable impact to sales growth rate).
Cost of sales
Our cost of sales as a percentage of net sales slightly increased to 21.9% in the first nine months of 2018 compared to 21.6% in the first nine months of 2017. This increase was primarily driven by customer and product mix, partially offset by favorable manufacturing expenses.
Operating expenses
As a percentage of net sales, operating expenses decreased to 80.0% in the first nine months of 2018 compared to 85.4% in the first nine months of 2017, reflecting a decrease of 5 percentage point as a percentage of net sales. This decrease was primarily the result of reduced spending on transition and transaction costs of $6.9 million, or 1.2% of net sales, and leveraging corporate and certain U.S. selling, general and administrative expenses over increased net sales.
Benefit for income taxes
We recorded an income tax benefit from continuing operations of $1.2 million in the first nine months of 2018, compared to a tax benefit from continuing operations of $7.5 million in the first nine months of 2017. The tax benefit for the current year period includes a benefit recorded due to our ability to recognize a tax benefit on pre-tax losses in the U.S. as a result of the earnings within discontinued operations in the U.S. The remaining includes the impact of the lower statutory tax rate in the U.S. of 21% and the ability to carryforward net operating losses indefinitely as enacted by the 2017 Tax Act in December 2017, offset by tax provision for foreign currency gains and the result of net earnings in jurisdictions for which we do not have a valuation allowance. The tax benefit for the prior year period is primarily related to the benefit recorded due to a change in our valuation allowance with respect to certain deferred tax assets that we had previously determined were not more likely than not to be realized.

(Loss) income from discontinued operations, net of tax
As described earlier and within Note 13, we received an insurance recovery payment of $30.75 million on May 8, 2018, which is reflected within our results of discontinued operations for the nine months ended September 30, 2018, and contributed to the $10.6 million in income from discontinued operations, net of tax for the first nine months of 2018, compared to a loss from discontinued operations, net of tax of $139.9 million for the first nine months of 2017. See Note 4 and Note 13 to our condensed consolidated financial statements for further discussion regarding our discontinued operations and our retained contingent liabilities associated with the OrthoRecon business.
Reportable segments
The following tables set forth, for the periods indicated, net sales and operating income of our reportable segments expressed as dollar amounts (in thousands) and as a percentage of net sales:

	Three months ended September 30, 2018
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics
Net sales	$79,296	$66,269	$48,541
Operating income (loss)	$20,487	$21,192	$(278)
Operating income (loss) as a percent of net sales	25.8%	32.0%	(0.6)%

	Three months ended September 24, 2017
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics
Net sales	$70,946	$55,918	$43,639
Operating income (loss)	$13,506	$16,575	$(1,563)
Operating income (loss) as a percent of net sales	19.0%	29.6%	(3.6)%

	Nine months ended September 30, 2018
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics
Net sales	$235,595	$206,338	$156,110
Operating income (loss)	$62,211	$69,864	$(1,526)
Operating income (loss) as a percent of net sales	26.4%	33.9%	(1.0)%

	Nine months ended September 24, 2017
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics
Net sales	$220,259	$171,695	$135,433
Operating income	$51,988	$52,942	$1,641
Operating income as a percent of net sales	23.6%	30.8%	1.2%
Net sales of our U.S. lower extremities and biologics segment increased $8.4 million and $15.3 million in the three and nine months ended September 30, 2018, respectively, compared to the three and nine months ended September 24, 2017. Operating income of our U.S. lower extremities and biologics segment increased $7.0 million and $10.2 million for the three and nine months ended September 30, 2018, respectively, compared to the three and nine months ended September 24, 2017. These increases to both net sales and operating income were driven primarily by net sales growth from our total ankle replacement products and our core lower extremities and biologics businesses and leveraging fixed operating expenses over increased net sales.
Net sales of our U.S. upper extremities segment increased $10.4 million and $34.6 million in the three and nine months ended September 30, 2018, respectively, compared to the three and nine months ended September 24, 2017. Operating income of our U.S. upper extremities segment increased $4.6 million and $16.9 million in the three and nine months ended September 30, 2018, respectively, as compared to the three and nine months ended September 24, 2017. These increases to both net sales and operating income were primarily driven by net sales growth within our innovative shoulder product portfolio, including continued success of our PERFORM™ Reversed Glenoid System and the SIMPLICITI® shoulder system, and leveraging fixed operating expenses over increased net sales.
Net sales of our International extremities and biologics segment increased $4.9 million and $20.7 million in the three and nine months ended September 30, 2018, respectively, compared to the three and nine months ended September 24, 2017, primarily due to increased sales growth in our direct markets. Operating loss of our International extremities and biologics segment decreased $1.3 million in the three months ended September 30, 2018 compared to the three months ended September 24, 2017, primarily driven by reduced leveraging of operating expenses over increased net sales. International extremities and biologics segment had a $1.5 million operating loss during the nine months ended September 30, 2018 compared to $1.6 million of operating income for the nine months ended September 24, 2017. This $3.2 million decrease in operating income was due to investments made in sales, marketing, and distribution employees during the latter portion of 2017.
Liquidity and Capital Resources
The following table sets forth, for the periods indicated, certain liquidity measures (in thousands):

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$694,903	$167,740
Working capital [1]	257,426	151,599
___________________________

[1]
As of September 30, 2018, the closing price of our ordinary shares was greater than 130% of the 2021 Notes conversion price for 20 or more of the 30 consecutive trading days preceding the quarter-end, and, therefore, the holders of the 2021 Notes may convert the notes during the calendar quarter ending December 30, 2018. Due to the ability of the holders of the 2021 Notes to convert the notes during this period, the $316 million carrying value of the 2021 Notes and the $221 million fair value of the 2021 Notes Conversion Derivatives were classified as current liabilities and the $223 million fair value of the 2021 Notes Hedges was classified as current assets as of September 30, 2018. The holders of the 2020 Notes may convert their notes at any time prior to August 15, 2019 solely into cash upon satisfaction of certain circumstances as described in Note 9. On or after August 15, 2019, through their maturity, holders may convert their 2020 Notes solely into cash, regardless of the foregoing circumstances. Due to the ability of the holders of the 2020 Notes to convert within the next year, the $171 million carrying value of the 2020 Notes and the $27 million fair value of the 2020 Notes Conversion Derivatives were classified as current liabilities and the $27 million fair value of the 2020 Notes Hedges was classified as current assets as of September 30, 2018. The respective balances were all classified as long-term as of December 31, 2017. We currently do not expect significant conversions of the 2021 Notes because they currently trade at a premium to the as-converted value, and a converting holder would forego future interest payments. However, any conversions would reduce our cash resources. We believe that, in the event that holders elect to exercise the conversion option, our cash resources and access to additional borrowings would provide the necessary liquidity.

Operating Activities. Cash used in operating activities totaled $12.5 million and $129.3 million in the first nine months of 2018 and 2017, respectively. The decrease in cash used in operating activities in the first nine months of 2018 was primarily driven by discontinued operations. As detailed in Note 4, cash used in operating activities by the OrthoRecon business totaled $46.8 million and $142.7 million for the nine months ended September 30, 2018 and September 24, 2017, respectively. See Note 13 to our condensed consolidated financial statements for further discussion related to product liability settlements liabilities and insurance recoveries. Remaining difference is attributable to improved cash profitability of continuing operations.
Investing Activities. Our capital expenditures totaled $49.9 million and $49.5 million in the first nine months of 2018 and 2017, respectively. Historically, our capital expenditures have consisted principally of surgical instrumentation, purchased manufacturing equipment, research and testing equipment, and computer systems. We expect to incur capital expenditures of more than $50 million in 2018.
Financing Activities. During the first nine months of 2018, cash provided by financing activities totaled $592.8 million, compared to $42.8 million in the first nine months of 2017.
Cash provided by financing activities in the first nine months of 2018 was primarily attributable to the net cash proceeds received from the registered equity offering and 2023 Notes issuance. During August 2018, we entered into an underwriting agreement with J.P. Morgan, relating to a registered public offering of our ordinary shares. The discounted proceeds to Wright for the equity offering were $448.9 million. Payments of equity offering costs were $25.6 million during the first nine months of 2018. Proceeds were subsequently used in October 2018 to fund the $435 million purchase price of Cartiva.
During June 2018, we issued $675.0 million of 2023 Notes, settled $400.9 million of 2020 Notes, and paid a premium of $55.6 million on the 2020 Notes. We also paid $141.3 million for hedges associated with the 2023 Notes and received approximately $102.1 million for the issuance of warrants associated with the 2023 Notes. As part of the 2023 Notes issuance, Term Loan Facility and 2023 warrants, we paid $16.0 million for deferred financing and equity issuance costs. Other debt proceeds were primarily made up of the Term Loan Facility which were used to pay down a portion of the asset-based line of credit under the ABL Facility. In July 2018, we settled a pro rata share of the 2020 Notes hedges and 2020 warrants which resulted in net proceeds of $10.6 million. Additionally, we received $11.0 million in cash from the issuance of ordinary shares in connection with option exercises.
Cash provided by financing activities in the first nine months of 2017 was primarily attributable to $24.8 million in cash received from the issuance of ordinary shares in connection with option exercises and $32.0 million of proceeds from additional borrowings from the ABL Facility, offset by $8.7 million of net payments due to timing of the weekly lockbox repayment/re-borrowing arrangement underlying the ABL Facility and a $2.0 million payment of the 2017 Notes.
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
Cash used in operating activities by the OrthoRecon business totaled $46.8 million and $142.7 million for the nine months ended September 30, 2018 and September 24, 2017, respectively. Cash provided by operating activities from the Large Joints business totaled $2.7 million for the nine months ended September 30, 2018. Cash used in operating activities by the Large Joints business totaled $3.5 million for the nine months ended September 24, 2017.
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
Contractual Cash Obligations. As of September 30, 2018, there were no material changes to our contractual cash obligations and commercial commitments as disclosed in in "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Contractual Cash Obligations " of our Annual Report on Form 10-K for the year ended December 31, 2017, except for the new 2023 Notes, new Term Loan Facility, and the reclassification of the 2021 Notes and 2020 Notes from long-term to current, as described in Note 9.
As of September 30, 2018, the closing price of our ordinary shares was greater than 130% of the 2021 Notes conversion price for 20 or more of the 30 consecutive trading days preceding the quarter-end, and, therefore, the holders of the 2021 Notes may convert the notes during the calendar quarter ending December 30, 2018. Due to the ability of the holders of the 2021 Notes to convert the notes during this period, the carrying value of the 2021 Notes and the fair value of the 2021 Notes Conversion Derivatives were classified as current liabilities and the fair value of the 2021 Notes Hedges was classified as current assets as of September 30, 2018.
The holders of the 2020 Notes may convert their notes at any time prior to August 15, 2019 solely into cash upon satisfaction of certain circumstances as described in Note 9. On or after August 15, 2019, holders may convert their 2020 Notes solely into cash, regardless of the foregoing circumstances. Due to the ability of the holders of the 2020 Notes to convert within the next year, the carrying value of the 2020 Notes and the fair value of the 2020 Notes Conversion Derivatives were classified as current liabilities and the fair value of the 2020 Notes Hedges was classified as current assets as of September 30, 2018. The respective balances were all classified as long-term as of December 31, 2017.
We currently do not expect significant conversions of the 2021 Notes because they currently trade at a premium to the as-converted value, and a converting holder would forego future interest payments. However, any conversions would reduce our cash resources. We believe that, in the event that holders elect to exercise the conversion option, our cash resources and access to additional borrowings would provide the necessary liquidity.
Other Liquidity Information. We have historically funded our cash needs through various equity and debt issuances, more recently borrowings under our ABL Facility, and through cash flow from operations.
In August 2018, we entered into an underwriting agreement with J.P. Morgan, relating to a registered public offering. The net proceeds to Wright were $423.0 million. The proceeds were subsequently used to fund the $435 million purchase of Cartiva in October 2018 as well as costs and expenses related thereto.
In June 2018, WMG issued $675 million aggregate principal amount of the 2023 Notes, which, after consideration of the exchange of approximately $400.9 million principal amount of the 2020 Notes, generated proceeds of approximately $215.5 million net of premium and interest paid. We also paid $141.3 million for hedges associated with the 2023 Notes and received approximately

$102.1 million for the issuance of warrants associated with the 2023 Notes. In July 2018, we settled a pro rata share of the 2020 Notes hedges and 2020 warrants which resulted in net proceeds of $10.6 million.
On December 23, 2016, we, together with WMG and certain of our other wholly-owned U.S. subsidiaries, entered into the ABL Credit Agreement with Midcap Financial Trust, as Agent and a lender and the additional lenders from time to time party thereto. The ABL Credit Agreement provides for a $150 million senior secured asset-based line of credit, subject to the satisfaction of the ABL Facility. The ABL Facility may be increased by up to $100 million upon our request, subject to the consent of the Agent and each of the other lenders providing such increase and the satisfaction of customary conditions. We are required to maintain net revenue at or above specified minimum levels, to maintain liquidity in the United States above a specified level and to comply with other covenants under the ABL Credit Agreement. We are in compliance with all covenants as of September 30, 2018. As of September 30, 2018, we had $21.5 million in borrowings outstanding under the ABL Facility and $128.5 million in unused availability under the ABL Facility. As of December 31, 2017, we had $53.6 million in borrowings outstanding under the ABL Facility and $96.4 million in unused availability under the ABL Facility.
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
On November 1, 2016, WMT entered into a MSA with Court-appointed attorneys representing plaintiffs in the metal-on-metal hip replacement product liability litigation pending before the MDL and the JCCP. Under the terms of the MSA, the parties agreed to settle 1,292 specifically identified claims associated with CONSERVE®, DYNASTY®, and LINEAGE® products that meet the eligibility requirements of the MSA and are either pending in the MDL or JCCP, or subject to court-approved tolling agreements in the MDL or JCCP, for a settlement amount of $240 million.
On October 3, 2017, WMT entered into two settlement agreements (collectively, the Second Settlement Agreements) with the Court-appointed attorneys representing plaintiffs in the MDL and JCCP. Under the terms of the Second Settlement Agreements, the parties agreed to settle 629 specifically identified CONSERVE®, DYNASTY®, and LINEAGE® claims that meet the eligibility requirements of the Second Settlement Agreements and are either pending in the MDL or JCCP, or subject to court-approved tolling agreements in the MDL or JCCP, for a maximum settlement amount of $89.75 million. The comprehensive settlement amount is contingent on WMT’s recovery of new insurance payments totaling at least $35 million from applicable insurance carriers by December 31, 2017. On March 29, 2018, WMT entered into a Third Amendment to the Third Settlement Agreement which eliminated the contingency and gave WMT the option, by September 30, 2018, to either pay or make available for payment the then outstanding deficit on the insurance contingency or transfer to eligible claimants WMT’s claims against the insurance carriers with whom WMT has not settled, and pay or make available for payment such insurance deficit in March 2019, subject to the right to recover these funds from any plaintiff recoveries from carriers plus ten percent interest, plus an additional $5 million in costs, in each case after recovery by plaintiffs’ counsel of costs and fees. In connection with such transfer agreement, WMT would also enter into a stipulated judgment in the amount of $541 million, which judgment would not be recoverable against WMT or its affiliates. On September 27, 2018, WMT elected not to transfer WMT’s claims against the insurance carriers with whom WMT has not settled. As of September 30, 2018, certain of the insurance carriers have contributed $21.9 million of funds applicable against the $35 million contingency, leaving a $13.1 million deficit.
As of September 30, 2018, our accrual for metal-on-metal claims totaled $105.6 million, of which $88.8 million is included in our condensed consolidated balance sheet within “Accrued expenses and other current liabilities” and $16.8 million is included within “Other liabilities.” As of December 31, 2017, our accrual for metal-on-metal claims totaled $177.5 million, of which $127.4 million is included in our condensed consolidated balance sheet within “Accrued expenses and other current liabilities” and $50.1 million is included within “Other liabilities.” See Note 13 to our condensed consolidated financial statements for additional discussion regarding the MSA and Second Settlement Agreements and our accrual methodologies for the metal-on-metal hip replacement product liability claims.
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

Although it is difficult for us to predict our future liquidity requirements, we believe that our cash and cash equivalents of $694.9 million, the $128.5 million in availability under the ABL Facility and the additional $20 million of term loan capacity, as of September 30, 2018, will be sufficient for at least the next 12 months to fund the $435 million Cartiva acquisition, working capital requirements and operations, permit anticipated capital expenditures, pay retained metal-on-metal product and other liabilities of the OrthoRecon business, including without limitation amounts under the MSA and Second Settlement Agreements, fund contingent considerations including without limitation the $42 million CVR milestone payment due in December 2018, and meet our other anticipated contractual cash obligations in 2018 and 2019.
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
In connection with the Wright/Tornier merger, we acquired IPRD technology related to three projects that had not yet reached technological feasibility as of the merger date. These projects included PerFORM Rev/Rev+, AEQUALIS® Adjustable Reversed Ext (AARE) (re-branded in 2016 to AEQUALIS® Flex Revive), and PerFORM+ that were assigned fair values of $14.5 million, $2.1 million, and $0.4 million, respectively, on the acquisition date. During 2016, we received FDA clearance of PerFORM Rev/Rev+ and PerFORM+. In September 2018, we received FDA clearance of AEQUALIS® Flex Revive.
In connection with the IMASCAP acquisition, we acquired IPRD technology related to a next generation reverse shoulder implant system that had not yet reached technological feasibility as of the acquisition date. This project was assigned a fair value of $5.3 million on the acquisition date.
We currently have one IPRD project associated with the IMASCAP acquisition. All other IPRD projects have been completed. This IPRD project relates to a next generation reverse shoulder implant system. We have an anticipated first clinical use in 2020 and launch in the first half of 2021. Project cost to complete is estimated to be less than $2 million. However, the risks and uncertainties associated with completion are dependent upon testing validations and FDA and CE mark clearance.
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
Borrowings under our ABL Facility bear interest at variable rates. The interest rate margin applicable to borrowings under the ABL Facility is, at the option of the Borrowers, equal to either (a) 3.25% for base rate loans or (b) 4.25% for LIBOR rate loans, subject to a 0.75% LIBOR floor. As of September 30, 2018, we had $21.5 million of borrowings under our ABL Facility. Based upon this debt level, and the LIBOR floor on our interest rate, a 100 basis point increase in the annual interest rate on such borrowings would have an immaterial impact on our interest expense on an annual basis.
On September 30, 2018, we had invested cash and cash equivalents of approximately $694.9 million. We believe that a 10 basis point change in interest rates is reasonably possible in the near term. Based on our current level of investment, an increase or decrease of 10 basis points in interest rates would have an annual impact of approximately $0.7 million to our interest income.
As of September 30, 2018, we had outstanding an aggregate of $186.6 million, $395 million, and $675 million, principal amount of our 2020 Notes, 2021 Notes, and 2023 Notes, respectively. Additionally, we had $20 million principal outstanding under our Term Loan Facility. We carry these instruments at face value less unamortized discount and unamortized debt issuance costs on our condensed consolidated balance sheets. Since these instruments bear interest at a fixed rate, we have no financial statement risk associated with changes in interest rates. However, the fair value of the 2020 Notes, 2021 Notes, and 2023 Notes fluctuates when interest rates change, and when the market price of our ordinary shares fluctuates. We do not carry the 2020 Notes, 2021 Notes, or 2023 Notes at fair value, but present the fair value of the principal amount of our 2020 Notes, 2021 Notes, and 2023 Notes for disclosure purposes.
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

(in thousands)
	Fair value of security given a 10% decrease in share price	Fair value of security as of September 30, 2018	Fair value of security given a 10% increase in share price
2023 Notes Hedges (Asset)	$116,151	$150,853	$188,819
2023 Notes Conversion Derivative (Liability)	$113,022	$151,107	$193,118
On May 20, 2016, we issued $395 million aggregate principal amount of the 2021 Notes. The holders of the 2021 Notes may convert their 2021 Notes into cash upon the satisfaction of certain circumstances as described in Note 9. As of September 30, 2018, the closing price of our ordinary shares was greater than 130% of the 2021 Notes conversion price for 20 or more of the 30 consecutive trading days preceding the quarter-end; and, therefore, the holders of the 2021 Notes may convert the notes during the succeeding quarterly period. Due to the ability of the holders of the 2021 Notes to convert the notes during this period, the carrying value of the 2021 Notes and the fair value of the 2021 Notes Conversion Derivative were classified as current liabilities, and the fair value of the 2021 Notes Hedges were classified as current assets as of September 30, 2018. The respective balances were classified as long-term as of December 31, 2017. We currently do not expect significant conversions because the 2021 Notes currently trade at a premium to the as-converted value, and a converting holder would forego future interest payments. However, any conversions would reduce our cash resources.
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

(in thousands)
	Fair value of security given a 10% decrease in share price	Fair value of security as of September 30, 2018	Fair value of security given a 10% increase in share price
2021 Notes Hedges (Asset)	$180,121	$222,919	$267,789
2021 Notes Conversion Derivative (Liability)	$174,262	$221,356	$270,507
On February 13, 2015, WMG issued $632.5 million of the 2020 Notes. A portion of the 2020 Notes was exchanged in conjunction with both the 2021 Notes and the 2023 Notes. As of September 30, 2018, $186.6 million was outstanding on the 2020 Notes. The holders of the 2020 Notes may convert their notes at any time prior to August 15, 2019 solely into cash upon satisfaction of certain circumstances as described in Note 9. On or after August 15, 2019, holders may convert their 2020 Notes solely into cash, regardless of the foregoing circumstances. Due to the ability of the holders of the 2020 Notes to convert within the next year, the carrying value of the 2020 Notes and the fair value of the 2020 Notes Conversion Derivatives were classified as current liabilities and the fair value of the 2020 Notes Hedges was classified as current assets as of September 30, 2018. The respective balances were all classified as long-term as of December 31, 2017.
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
The fair value of the 2020 Notes Conversion Derivative and the 2020 Notes Hedge is directly impacted by the price of our ordinary shares. We entered into the 2020 Notes Hedges in connection with the issuance of the 2020 Notes with the option counterparties. In conjunction with the issuance of the 2021 Notes, a portion of the 2020 Notes Conversion Derivative and the 2020 Notes Hedges were settled. In conjunction with the issuance of the 2023 Notes, a portion of the 2020 Notes Conversion Derivative and the 2020 Notes Hedges were settled as described in Note 6. The remaining 2020 Notes Hedges, which are cash-settled, are intended to reduce our exposure to potential cash payments that we are required to make upon conversion of the 2020 Notes in excess of the principal amount of converted notes if our ordinary share price exceeds the conversion price. The following table presents the fair values of the 2020 Notes Conversion Derivative and 2020 Notes Hedges as a result of a hypothetical 10% increase and decrease in the price of our ordinary shares. We believe that a 10% change in our share price is reasonably possible in the near term:

(in thousands)
	Fair value of security given a 10% decrease in share price	Fair value of security as of September 30, 2018	Fair value of security given a 10% increase in share price
2020 Notes Hedges (Asset)	$17,845	$27,327	$38,673
2020 Notes Conversion Derivative (Liability)	$16,895	$26,757	$38,694
Foreign Currency Exchange Rate Fluctuations
Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our financial results. Approximately 22% and 23% of our net sales from continuing operations were denominated in foreign currencies during the three and nine months ended September 30, 2018, respectively, and we expect that foreign currencies will continue to represent a similarly significant percentage of our net sales in the future. The cost of sales related to these sales is primarily denominated in U.S. dollars; however, operating costs related to these sales are largely denominated in the same respective currencies, thereby partially limiting our transaction risk exposure. For sales not denominated in U.S. dollars, an increase in the rate at which a foreign currency is exchanged for U.S. dollars will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases, if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and our competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our prices not being competitive in a market where business is transacted in the local currency.
For three and nine months ended September 30, 2018, approximately 91% and 90%, respectively, of our net sales denominated in foreign currencies were derived from European Union countries, which are denominated in the euro; from the United Kingdom, which are denominated in the British pound; from Australia which are denominated in Australian dollar; and from Canada, which are denominated in the Canadian dollar. Additionally, we have significant intercompany receivables, payables, and debt from our foreign subsidiaries that are denominated in foreign currencies, principally the euro, the Japanese yen, the British pound, the Australian dollar, and the Canadian dollar. Our principal exchange rate risk, therefore, exists between the U.S. dollar and the euro, British pound, Australian dollar, and the Canadian dollar. Fluctuations from the beginning to the end of any given reporting period result in the revaluation of our foreign currency-denominated intercompany receivables, payables, and debt generating currency translation gains or losses that impact our non-operating income and expense levels in the respective period.
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
A uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which our transactions are denominated would have resulted in an increase in operating income of approximately $1.1 million and $2.6 million for the three and nine months ended September 30, 2018, respectively. This hypothetical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. This sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices, which can also be affected by the change in exchange rates.
ITEM 4. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2018 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2018.
Changes in Internal Control Over Financial Reporting
During the fiscal quarter ended September 30, 2018, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
Patent Litigation
On September 23, 2014, Spineology filed a patent infringement lawsuit, Case No. 0:14-cv-03767, in the U.S. District Court in Minnesota, alleging that our X-REAM® bone reamer infringes U.S. Patent No. RE42,757 entitled “EXPANDABLE REAMER.” In January 2015, on the deadline for service of its complaint, Spineology dismissed its complaint without prejudice and filed a new, identical complaint. We filed an answer to the new complaint with the Court on April 27, 2015. The Court conducted a Markman hearing on March 23, 2016. Mediation was held on August 11, 2016, but no agreement could be reached. The Court issued a Markman decision on August 30, 2016, in which it found all asserted product claims invalid as indefinite under applicable patent laws and construed several additional claim terms. The parties completed fact and expert discovery with respect to the remaining asserted method claims. We filed a motion for summary judgment of non-infringement of the remaining asserted patent claims and motions to exclude testimony from Spineology’s technical and damages experts. Spineology filed a motion for summary judgment of infringement. On July 25, 2017, the Court granted our motion for summary judgment of non-infringement; denied Spineology’s motion for summary judgment of infringement; and denied all remaining motions as moot. The Court also entered judgment in our favor and against Spineology on all issues. Spineology appealed the judgment to the U.S. Court of Appeals for the Federal Circuit and on July 6, 2018, the Court of Appeals affirmed the judgment of non-infringement in our favor and directed the District Court to enter judgment of non-infringement as to all of Spineology’s asserted patent claims. On September 6, 2018, the Court of Appeals denied Spineology’s petition for rehearing and, on September 18, 2018, the District Court entered final judgment of non-infringement.
On September 13, 2016, we filed a civil action, Case No. 2:16-cv-02737-JPM, against Spineology in the U.S. District Court for the Western District of Tennessee alleging breach of contract, breach of implied warranty against infringement, and seeking a judicial declaration of indemnification from Spineology for patent infringement claims brought against us stemming from our sale and/or use of certain expandable reamers purchased from Spineology. Spineology filed a motion to dismiss on October 17, 2016, but withdrew the motion on November 28, 2016. On December 7, 2016, Spineology filed an answer to our complaint and counterclaims, including counterclaims relating to a 2004 non-disclosure agreement between Spineology and WMT. On December 28, 2016, we filed a motion to dismiss the counterclaims relating to that 2004 agreement. On January 4, 2017, Spineology filed a motion for summary judgment on certain claims set forth in our complaint. We opposed that motion. On January 27, 2017, we filed a motion for summary judgment on certain issues pertaining to our indemnification claims. Spineology opposed that motion. On July 7, 2017, the Court extended the deadlines for completing discovery until after it ruled on those pending motions. On August 29, 2017, the Court ruled on the motions to dismiss and for summary judgment. In view of that decision, on September 22, 2017, the parties stipulated to, and the Court entered, a judgment that effectively ended the case in a draw. We appealed the judgment as to our claims against Spineology to the U.S. Court of Appeals for the Sixth Circuit and oral argument occurred on August 2, 2018. On August 24, 2018, the Court of Appeals ruled in our favor on our breach of contract claim and remanded the case to the District Court for further proceedings. Spineology did not appeal the District Court’s dismissal of its contract counterclaim.

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
Excluding claims resolved in the settlement agreements described below, as of September 30, 2018, there were approximately 129 unresolved metal-on-metal hip cases pending in the U.S. This number includes cases ineligible for settlement, cases which opted out of settlement, post-settlement cases, tolled cases, and existing state court cases that were not part of the MDL or JCCP.  As of September 30, 2018, we estimate there also were pending approximately 34 non-U.S. metal-on metal cases and 34 unresolved modular neck U.S. cases and no non-U.S. cases alleging claims related to the release of metal ions. We also estimate that as of September 30, 2018 there were approximately 535 non-revision claims either dismissed or awaiting dismissal from the MDL and JCCP pursuant to the terms of the settlement agreements. Although there is a limited time period during which dismissed non-revision claims may be refiled, it is presently unclear how many non-revision claimants will elect to do so. As of September 30, 2018, no dismissed non-revision cases have been refiled.
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
On October 3, 2017, WMT entered into the Second Settlement Agreements with the Court-appointed attorneys representing plaintiffs in the MDL and JCCP. Under the terms of the Second Settlement Agreements, the parties agreed to settle 629 specifically identified CONSERVE®, DYNASTY® and LINEAGE® claims that meet the eligibility requirements of the Second Settlement Agreements and are either pending in the MDL or JCCP, or subject to court-approved tolling agreements in the MDL or JCCP, for a maximum settlement amount of $89.75 million. The comprehensive settlement amount was contingent on WMT’s recovery of new insurance proceeds totaling at least $35 million from applicable insurance carriers by December 31, 2017. On December 29, 2017, WMT entered into a First Amendment to the Third Settlement Agreement pursuant to which the deadline for the recovery of new insurance proceeds totaling at least $35 million from applicable insurance carriers was extended through February 28, 2018 and, on February 23, 2018, WMT entered into a Second Amendment to the Third Settlement Agreement pursuant to which the deadline was extended through March 30, 2018. On March 29, 2018, WMT entered into a Third Amendment to the Third Settlement Agreement which eliminated the contingency and gave WMT the option, by September 30, 2018, to either pay or make available for payment the then outstanding deficit on the insurance contingency or transfer to eligible claimants WMT’s claims against the insurance carriers with whom WMT has not settled, and pay or make available for payment such insurance deficit in March 2019, subject to the right to recover these funds from any plaintiff recoveries from carriers plus ten percent interest, plus an additional $5 million in costs, in each case after recovery by plaintiffs’ counsel of costs and fees. In connection with such transfer agreement, WMT would also enter into a stipulated judgment in the amount of $541 million, which judgment would not be recoverable against WMT or its affiliates. On September 27, 2018, WMT elected not to transfer WMT’s claims against the insurance carriers with whom WMT has not settled. As of September 30, 2018, certain of the insurance carriers have contributed $21.9 million of funds applicable against the $35 million contingency, leaving a $13.1 million deficit.
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
We have received claims for personal injury against us associated with fractures of our PROFEMUR® titanium modular neck product (Titanium Modular Neck Claims). As of September 30, 2018, there were approximately 18 unresolved pending U.S. lawsuits and approximately 57 unresolved pending non-U.S. lawsuits alleging such claims. These lawsuits generally seek monetary damages.
We are aware that MicroPort has recalled a certain size of its cobalt chrome modular neck product as a result of alleged fractures. As of September 30, 2018, there were seven pending U.S. lawsuits and five pending non-U.S. lawsuits against us alleging personal injury resulting from the fracture of a cobalt chrome modular neck. These lawsuits generally seek monetary damages.
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
In March 2017, Lexington Insurance Company (Lexington), which had been dismissed from the Tennessee action, requested arbitration under five Lexington insurance policies in connection with the CONSERVE® Claims. We subsequently engaged in discussions and correspondence with Lexington about the scope of the requested arbitration(s). On or about October 27, 2017, Lexington filed an Application for Order to Compel Arbitration in the Commonwealth of Massachusetts, Suffolk County Superior Court, naming WMT, Wright Medical Group, Inc., and Wright Medical Group N.V. We opposed the Application. On February 28, 2018, the Massachusetts Court ordered the parties to arbitrate the two Lexington insurance policies containing Massachusetts arbitration clauses but did not order arbitration under the remaining three Lexington policies at issue. We have appealed that ruling. While the appeal is pending, we are proceeding with the arbitration, but the selection of the arbitrators is still in dispute by the parties. In the arbitration, Lexington has asserted a claim for declaratory relief, and we have asserted counter-claims for breach of contract, declaratory relief, and bad faith. On September 26, 2018, Lexington sought to add a claim alleging our filing of the Tennessee lawsuit referred to below was not in good faith. We objected to Lexington’s additional claim and argued that such claim could only be added upon agreement of the arbitrators (who are yet to be selected). The American Arbitration Association agreed with our position.
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
In addition to developing new products and growing our business internally, we have sought to grow through business combinations and acquisitions of complementary businesses, technologies and products. Examples include, our recent acquisition of Cartiva in October 2018, our acquisition of IMASCAP in December 2017, the Wright/Tornier merger in October 2015, legacy Wright’s acquisition of BioMimetic in early 2013, as well as its acquisitions of Biotech International in November 2013, Solana Surgical, LLC (Solana) in January 2014, and OrthoPro, L.L.C. (OrthoPro) in February 2014, and legacy Tornier’s acquisition of OrthoHelix Surgical Designs, Inc. in 2012. Future acquisitions may require equity or debt financing, the dilutive or other effects of which could negatively impact the anticipated benefits of the transaction. Business combinations and acquiring new businesses involve a myriad of risks. Whenever new businesses are combined or acquired, there is a risk we may fail to realize some or all of the anticipated benefits of the transaction. This can occur if integration of the businesses proves to be more complicated than planned, resulting in failure to realize operational synergies and/or failure to mitigate operational dis-synergies, diversion of management attention, and loss of key personnel. It can also occur if the combined or acquired business fails to meet our net sales projections, exposes us to unexpected liabilities, or if our pre-acquisition due diligence fails to uncover issues that negatively affect the value or cost structure of the acquired enterprise. Although we carefully plan our business combinations and acquisitions, there can be no assurances that these and other risks will not prevent us from realizing the expected benefits of these transactions. If we do not achieve the anticipated benefits of an acquisition as rapidly as expected, or at all, investors or analysts may not perceive the same benefits of the acquisition as we do. If these risks materialize, our ordinary share price could be materially adversely affected. Any difficulties in the integration of acquired businesses or unexpected penalties or liabilities in connection with such businesses could have a material adverse effect on our business, operating results and financial condition.
We have a significant amount of indebtedness. We may not be able to generate enough cash flow from our operations to service our indebtedness, and we may incur additional indebtedness in the future, which could adversely affect our business, financial condition, and operating results.
We have a significant amount of indebtedness, including, as of September 30, 2018, $675 million in aggregate principal with additional accrued interest under WMG’s 1.625% cash convertible senior notes due 2023 (2023 Notes), $395 million in aggregate principal with additional accrued interest under our 2.25% cash convertible senior notes due 2021 (2021 Notes) and $186.6 million in aggregate principal with additional accrued interest under WMG’s 2.00% cash convertible senior notes due 2020 (2020 Notes, together with the 2023 Notes and 2021 Notes, the Notes). The 2023 Notes and 2020 Notes are guaranteed by Wright Medical Group N.V. In addition, under an amended and restated credit, security and guaranty agreement (ABL Credit Agreement) with Midcap Funding IV Trust and the additional lenders from time to time party thereto (ABL Lenders), WMG and certain of our other wholly-owned U.S. subsidiaries have access to a $150 million senior secured asset based line of credit, subject to the satisfaction of a borrowing base requirement, and which may be increased by up to $100 million upon our request, subject to the consent of the ABL Lenders (ABL Facility), as well as a $40 million term loan facility (Term Loan Facility), an initial $20 million of which was funded at closing of this facility in May 2018. As of September 30, 2018, $21.5 million in aggregate principal plus additional accrued interest was outstanding under the ABL Facility and $20 million was outstanding under the Term Loan Facility. As of September 30, 2018, our total indebtedness under the Notes and ABL Credit Agreement was $1.3 billion, excluding accrued interest.
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
We have been named as a defendant, in some cases with multiple other defendants, in lawsuits in which it is alleged that certain defects in the design, manufacture, or labeling of certain metal-on-metal and other hip replacement products rendered the products defective. The pre-trial management of certain of the metal-on-metal claims was consolidated in the federal court system, in the United States District Court for the Northern District of Georgia under multi-district litigation (MDL) and certain other claims by the Judicial Counsel Coordinated Proceedings in state court in Los Angeles County, California (JCCP). Pursuant to previously disclosed settlement agreements with the Court-appointed attorneys representing plaintiffs in the MDL and JCCP, the MDL and JCCP were closed to new cases effective October 18, 2017 and October 31, 2017, respectively. Excluding claims resolved in the settlement agreements, as of September 30, 2018, there were approximately 129 unresolved metal-on-metal hip cases pending in the U.S. This number includes cases ineligible for settlement, cases which opted out of settlement, post-settlement cases, tolled cases, and existing state court cases that were not part of the MDL or JCCP. As of September 30, 2018, we estimate there also was pending approximately 34 non-U.S. metal-on metal cases, 34 unresolved U.S. and no non-U.S. cobalt chrome modular neck corrosion cases, 18 unresolved U.S. titanium modular neck fracture cases, 57 unresolved non-U.S. titanium modular neck fracture cases, 7 U.S. cobalt chrome modular neck fracture cases, and 5 non-U.S. cobalt chrome modular neck fracture cases. We also estimate that as of September 30, 2018 there were approximately 535 non-revision claims either dismissed or awaiting dismissal from the MDL and JCCP pursuant to the terms of the settlement agreements. Although there is a limited time period during which dismissed non-revision claims may be refiled, it is presently unclear how many non-revision claimants will elect to do so. As of September 30, 2018, no dismissed non-revision cases have been refiled. We believe we have data that supports the efficacy and safety of our hip products and have been vigorously defending these cases.
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
In August 2015, MicroPort announced the voluntary recall of a certain size of its PROFEMUR® Long Cobalt Chrome Modular Neck devices manufactured from June 15, 2009 to July 22, 2015. Because MicroPort did not acquire the OrthoRecon business until January 2014, many of the recalled devices were sold by legacy Wright prior to the acquisition by MicroPort. Under the asset purchase agreement with MicroPort, legacy Wright retained responsibility, as between it and MicroPort, for claims for personal injury relating to sales of these products prior to the acquisition. We were not consulted by MicroPort in connection with its recall, and we were aware of only 12 lawsuits alleging personal injury related to cobalt chrome neck fractures (seven in the United States and five outside the United States) as of September 30, 2018. However, if the number of product liability claims alleging personal injury from fractures of cobalt chrome modular necks we sold prior to the MicroPort transaction were to become significant, this could have an adverse effect on our results from discontinued operations and financial condition.
A competitor’s recall of its modular hip systems, and the liability claims and adverse publicity which ensued, could generate copycat claims against modular hip systems legacy Wright sold.
On July 6, 2012, Stryker Corporation announced the voluntary recall of its Rejuvenate Modular and ABG II modular neck hip stems citing risks including the potential for fretting and/or corrosion at or about the modular neck junction. Although Stryker’s recalled modular neck hip stems differ in design and material from the PROFEMUR® modular neck systems legacy Wright sold before divestiture of the OrthoRecon business, we have previously noted the risk that Stryker’s recall and the resultant publicity could negatively impact sales of modular neck systems of other manufacturers, including the PROFEMUR® system, and that Stryker’s action has increased industry focus on the safety of cobalt chrome modular neck products. We have carefully monitored the clinical performance of the PROFEMUR® modular neck hip system, which combine a cobalt chrome modular neck and a titanium stem. With over 33,000 units sold since this version was introduced in 2009, and an extremely low complaint rate, we remain confident in the safety and efficacy of this product. Nevertheless, in light of Stryker’s recall, the resulting product liability claims to which it has been subject, and the general negative publicity surrounding “metal-on-metal” articulating surfaces (which do not involve modular hip stems), there remains a risk that, even in the absence of clinical evidence, claims for personal injury relating to sales of these products before divestiture of the OrthoRecon business could increase, which could have an adverse effect on our financial condition and results from discontinued operations since legacy Wright retained responsibility, as between it and MicroPort, for these claims. Since the 2012 Stryker recall, we have from time to time been subject to product liability claims alleging corrosion of cobalt chrome modular necks. We presently have approximately 34 such unresolved lawsuits pending in various U.S. courts and no non-U.S. cases.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
Not applicable.

ITEM 6. EXHIBITS.

(a)	Exhibits.
The following exhibits are being filed or furnished with this Quarterly Report on Form 10-Q:

Exhibit No.	Exhibit	Method of Filing
1.1	Underwriting Agreement, dated August 27, 2018, between Wright Medical Group N.V. and J.P. Morgan Securities LLC.	Incorporated by reference to Exhibit 1.1 to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 29, 2018 (File No. 001-35065)
2.1	Agreement and Plan of Merger dated as of August 24, 2018 among Wright Medical Group, Inc., Braves WMS, Inc., Wright Medical Group N.V., Cartiva, Inc., and Fortis Advisors LLC	Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 27, 2018 (File No. 001-35065)
10.1
Limited Consent and Amendment No. 1 to Amended and Restated Credit, Security and Guaranty Agreement dated as of August 24, 2018 among Wright Medical Group N.V. (as Guarantor), Wright Medical Group, Inc. (as Borrower), Certain Other Direct and Indirect Subsidiaries Listed on the Signature Pages Thereto (each as Borrower), MidCap Funding IV Trust (as Lender and Agent) and the Financial Institutions or Other Entities Parties Thereto
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
101
The following materials from Wright Medical Group N.V.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, (ii) the Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and September 24, 2017, (iii) the Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2018 and September 24, 2017, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and September 24, 2017, and (v) Notes to Consolidated Financial Statements
Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
November 7, 2018

WRIGHT MEDICAL GROUP N.V.
By:	/s/ Robert J. Palmisano
Robert J. Palmisano
President and Chief Executive Officer
(principal executive officer)

By:	/s/ Lance A. Berry
Lance A. Berry
Senior Vice President and Chief Financial Officer
(principal financial officer)