Form 10-K
period 2018-12-30
Wright Medical Group N.V.
filed 2019-02-27
CIK 1492658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of the ordinary shares held by non-affiliates of the registrant on July 1, 2018 was $2.7 billion based on the closing sale price of the ordinary shares on that date, as reported by the Nasdaq Global Select Market. For purposes of the foregoing calculation only, the registrant has assumed that all executive officers and directors of the registrant, and their affiliated entities, are affiliates.
As of February 22, 2019, there were 125,857,608 ordinary shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

WRIGHT MEDICAL GROUP N.V.
ANNUAL REPORT ON FORM 10-K

Page
Part I

Item 1. Business.	3
Item 1A. Risk Factors.	16
Item 1B. Unresolved Staff Comments.	39
Item 2. Properties.	39
Item 3. Legal Proceedings.	40
Item 4. Mine Safety Disclosures.	44

Part II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.	45
Item 6. Selected Financial Data.	46
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	48
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.	74
Item 8. Financial Statements and Supplementary Data.	77
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.	138
Item 9A. Controls and Procedures.	138
Item 9B. Other Information.	139

Part III

Item 10. Directors, Executive Officers and Corporate Governance.	140
Item 11. Executive Compensation.	149
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.	187
Item 13. Certain Relationships and Related Transactions, and Director Independence.	190
Item 14. Principal Accounting Fees and Services.	190

Part IV

Item 15. Exhibits, Financial Statement Schedules.	192
Item 16. Form 10-K Summary.	200
Signatures	201
EX-10.9
EX-10.42
EX-10.45
EX-10.50
EX-10.51
EX-10.52
EX-10.53
EX-10.54
EX-10.58
EX-10.59
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
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), and that are subject to the safe harbor created by those sections. These statements reflect management's current knowledge, assumptions, beliefs, estimates, and expectations and express management's current view of future performance, results, and trends. Forward looking statements may be identified by their use of terms such as anticipate, believe, could, estimate, expect, intend, may, plan, predict, project, will, and other similar terms. Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to materially differ from those described in the forward-looking statements. The reader should not place undue reliance on forward-looking statements. Such statements are made as of the date of this report, and we undertake no obligation to update such statements after this date. Risks and uncertainties that could cause our actual results to materially differ from those described in forward-looking statements are discussed in our filings with the U.S. Securities and Exchange Commission (SEC) (including those described in “Part I. Item 1A. Risk Factors” of this report). By way of example and without implied limitation, such risks and uncertainties include:

•	inability to achieve or sustain profitability;

•	failure to achieve our financial guidance or projected goals and objectives, including long-term financial targets, in the time periods that we anticipate or announce publicly;

•	failure to realize the anticipated benefits from previous acquisitions and dispositions, including our recent acquisition of Cartiva, Inc. (Cartiva);

•	failure to obtain anticipated commercial sales of our AUGMENT® Bone Graft and AUGMENT® Injectable Bone Graft products;

•	liability for product liability claims on hip/knee (OrthoRecon) products sold by Wright Medical Technology, Inc. (WMT) prior to the divestiture of the OrthoRecon business;

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

•	failure or delay in obtaining FDA or other regulatory clearance for our products;

•	the compliance of our products and activities with the laws and regulations of the countries in which they are marketed, which compliance may be costly and time-consuming;

•
the use, misuse or off-label use of our products that may harm our image in the marketplace or result in injuries that may lead to product liability suits, which could be costly to our business or result in governmental sanctions;

•	changes in healthcare laws, which could generate downward pressure on our product pricing;

•
ability of healthcare providers to obtain reimbursement for our products or a reduction in the current levels of reimbursement, which could result in reduced use of our products and a decline in sales;

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
Our global corporate headquarters are located in Amsterdam, the Netherlands. We also have significant operations located in Memphis, Tennessee (U.S. headquarters, research and development, sales and marketing administration, and administrative activities); Bloomington, Minnesota (upper extremities sales and marketing and warehousing operations); Arlington, Tennessee (manufacturing and warehousing operations); Franklin, Tennessee (manufacturing and warehousing operations); Columbia City, Indiana (research and development); Alpharetta, Georgia (manufacturing and warehousing operations); Montbonnot, France (manufacturing and warehousing operations); Plouzané, France (research and development); and Macroom, Ireland (manufacturing). In addition, we have local sales and distribution offices in Canada, Australia, Asia, Latin America, and throughout Europe. For purposes of this report, references to “international” or “foreign” relate to non-U.S. matters while references to “domestic” relate to U.S. matters.
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
On December 14, 2017, we completed the acquisition of IMASCAP SAS (IMASCAP), a leader in the development of software-based solutions for preoperative planning of shoulder replacement surgery. The intent of this transaction was to ensure exclusive access to breakthrough software enabling technology and patents to further differentiate our product portfolio and to further accelerate growth opportunities in our global extremities business.
On October 10, 2018, we acquired 100% of the outstanding equity on a fully diluted basis of Cartiva, Inc. (Cartiva), an orthopaedic medical device company focused on treatment of osteoarthritis of the great toe, for $435 million in cash, subject to certain adjustments as set forth in the definitive agreement. We funded this acquisition with the proceeds from a registered underwritten public offering of our ordinary shares, resulting in net proceeds of $423.0 million.
Orthopaedic Industry
The total worldwide orthopaedic industry is estimated at approximately $51.2 billion in 2018. Five multinational companies currently dominate the orthopaedic industry, each with approximately $2 billion or more in annual sales. The size of these companies often allows them to concentrate their marketing and research and development efforts on products they believe will have a relatively high minimum threshold level of sales. As a result, there is an opportunity for a mid-sized orthopaedic company, such as us, to focus on less contested, higher-growth sectors of the orthopaedic market.
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
The extremities market is one of the fastest growing market segments within orthopaedics, with annual growth rates of 7-10%. We believe the extremities market will continue to grow by approximately 7-10% annually. We currently estimate the market for all surgical products used by extremities-focused surgeons to be approximately $3.25 billion in the United States. We believe major trends in the extremities market include procedure-specific and anatomy-specific devices, locking plates, and an increase in total ankle replacement or arthroplasty procedures.
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
The field of biologics employs tissue engineering and regenerative medicine technologies focused on remodeling and regeneration of tendons, ligaments, bone, and cartilage. Biologic products use both biological tissue-based and synthetic materials to allow the body to regenerate damaged or diseased bone and to repair damaged or diseased soft tissue. These products aid the body’s natural regenerative capabilities to heal itself. Biologic products provide a lower morbidity solution to “autografting,” a procedure that involves harvesting a patient’s own bone or soft tissue and transplanting it to a different site. Following an autografting procedure, the patient typically has pain and, at times, complications result at the harvest site after surgery. Biologically or synthetically derived soft tissue grafts and scaffolds are used to treat soft tissue injuries and are complementary to many sports medicine applications, including rotator cuff tendon repair and Achilles tendon repair. Hard tissue biologics products are used in many bone fusion or trauma cases where healing potential may be compromised and additional biologic factors are desired to enhance healing, where the surgeon needs additional bone, or in cases where the surgeon wishes to use materials that are naturally incorporated by the body over time. We estimate that the worldwide orthobiologics market to be over $3.5 billion, and with annual growth rates of 3-5%. Three multinational companies currently dominate the orthobiologics industry.
The newest addition to our biologics product portfolio is AUGMENT® Bone Graft, which is based on recombinant human platelet-derived growth factor (rhPDGF-BB), a synthetic copy of one of the body’s principal healing agents. We obtained FDA approval of AUGMENT® Bone Graft in the United States for ankle and/or hindfoot fusion indications during the third quarter of 2015. In June 2018, we received premarket approval (PMA) from the FDA for AUGMENT® Injectable Bone Graft. We estimate the U.S. market opportunity for AUGMENT® Bone Graft and AUGMENT® Injectable Bone Graft for ankle and/or hindfoot fusion indications to be approximately $300 million. The main competitors for AUGMENT® Bone Graft and AUGMENT® Injectable Bone Graft are autologous bone grafts, allograft, and synthetic bone growth substitutes. Autologous bone grafts, which account for a significant portion of total graft volume, are taken directly from the patient. This generally necessitates an additional procedure to obtain the graft, which in turn creates added expense, and increased pain and recovery time. Allografts, which are currently the second most commonly used bone grafts, are taken from human cadavers and processed by either bone banks or commercial firms. Although an obvious advantage to allografts is the fact that a second-site harvesting operation is not required, they carry a slight risk of transmitting pathogens and can also cause immune system reactions. Synthetic grafts are derived from numerous materials, including polymers, calcium sulfate, calcium phosphate, bovine collagen, and coral.
Product Portfolio
We offer a broad product portfolio of approximately 150 extremities products and approximately 20 biologics products that are designed to provide solutions to our surgeon customers, with the goal of improving clinical outcomes and the “quality of life” for their patients. Our product portfolio consists of the following product categories:

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
Upper Extremities
The upper extremities product category includes joint implants and bone fixation devices for the shoulder, elbow, wrist, and hand. Our global net sales from this product category was $395.8 million, or 47.3% of total net sales, for the fiscal year ended December 30, 2018, as compared to $334.7 million, or 44.9% of total net sales, for the fiscal year ended December 31, 2017.
Our shoulder products are used to treat painful shoulder conditions due to arthritis, irreparable rotator cuff tendon tears, bone disease, fractured humeral heads, or failed previous shoulder replacement surgery. Our shoulder products include the following:

•
Total Shoulder Joint Replacement. Our total shoulder joint replacement products have two components: a humeral implant consisting of a metal stem or base attached to a metal head, and a plastic implant for the glenoid (shoulder socket). Together, these two components mimic the function of a natural shoulder joint. Our total shoulder joint replacement products include the AEQUALIS ASCEND®, AEQUALIS® PRIMARY™, AEQUALIS® PERFORM™ and SIMPLICITI® shoulder systems. Our BLUEPRINT™ 3D Planning Software can be used with our AEQUALIS® PERFORM™ Glenoid System to assist surgeons in accurately positioning the glenoid implant and replicating the pre-operative surgical plan. In addition, we received FDA 510(k) clearance in June 2016 of our AEQUALIS® PERFORM™+ Glenoid System, the first anatomic augmented glenoid. This system was designed to specifically address posterior glenoid deficiencies and deliver bone preservation. SIMPLICITI® is the first minimally invasive, ultra-short stem total shoulder available in the Unites States.

•
Hemi Shoulder Joint Replacement. Our hemi shoulder joint replacement products replace only the humeral head and allow it to articulate against the native glenoid. These products include our PYC HUMERAL HEAD™ and INSPYRE™. PYC stands for pyrocarbon, which is a biocompatible material that has low joint surface friction and a high resistance to wear. The PYC HUMERAL HEAD™ is currently available in certain international markets. The product received FDA clearance in 2015 for its investigational device exemption to conduct a clinical trial in the United States. We anticipate that this single arm study will enroll and implant 157 patients from up to 20 centers across the United States and will evaluate the safety and effectiveness of the device in patients with a primary diagnosis of partial shoulder replacement or hemi-arthroplasty. The study design uses a primary endpoint that is measured at two years.

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

•
Convertible Shoulder Joint Replacement. Our convertible shoulder joint replacement products are modular implants that can be converted from a total or hemi shoulder implant to a reversed implant at a later date if the patient requires it. Our convertible joint replacement products include the AEQUALIS ASCEND® FLEX™ convertible shoulder system, which provides anatomic and reversed options within a single system and is designed to offer precise intra-operative implant-to-patient fit and easy conversion to reversed if necessary. We received FDA 510(k) clearance of AEQUALIS® FLEX REVIVE™ shoulder system in the third quarter of 2018. The AEQUALIS® FLEX REVIVE™ shoulder system is the first system developed specifically for shoulder revision, which was designed to help surgeons remove the old implant with universal instrumentation designed specifically for shoulder applications, rebuild the new implant with control of height, version, and fixation, and to restore stability and function from successful humeral and glenoid reconstruction. AEQUALIS® FLEX REVIVE™ was launched to limited users early in the first quarter of 2019 and full commercial launch is anticipated during the first half of 2019.

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

•
Shoulder Trauma Devices. Our shoulder trauma devices, such as plates, pins, screws, and nails, are non-articulating implants used to help stabilize fractures of the humerus. Our shoulder trauma products include the AEQUALIS® IM NAIL™, AEQUALIS® PROXIMAL HUMERAL PLATE™, AEQUALIS® FRACTURE™ shoulder and AEQUALIS® REVERSED FRACTURE™ shoulder.

In addition to our shoulder products, our upper extremities product portfolio consists of implants, plates, pins, screws, and nails that are used to treat the elbow, wrist, and hand, and include the following:

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

•
Elbow Fracture Repair. We have several plating and screw products designed to repair a fractured elbow. Our radial head plating systems and screws are for surgeons who wish to repair rather than replace a damaged radial head and include our EVOLVE® TRIAD™ fixation system. Our EVOLVE® Elbow Plating System addresses fractures of the distal humerus and proximal ulna. Composed of polished stainless steel, this system was designed to accurately match the patient anatomy to reduce the need for intra-operative bending while providing a low-profile design to minimize post-operative irritation. Both of these products and several of our other products incorporate our ORTHOLOC™ 3Di Polyaxial Locking Technology to enable optimal screw placement and stability.

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

Lower Extremities
The lower extremities product category includes joint implants and bone fusion and fixation devices, including plates, pins, screws, and nails, for the foot and ankle. Our global net sales from this product category for the fiscal year ended December 30, 2018 was $311.5 million, or 37.3% of total net sales, as compared to $286.5 million, or 38.5% of total net sales, for the fiscal year ended December 31, 2017.
We are a recognized leader in the United States for foot and ankle surgical products. Our lower extremities product portfolio includes:

•
Total Ankle Joint Replacement. Total ankle joint replacement, also known as total ankle arthroplasty, is a surgical procedure that orthopaedic surgeons use to treat ankle arthritis. Our total ankle joint replacement products include implants for the ankle that involve replacing the joint with an articulating multi-component implant. These joint implants may be mobile bearing, in which the plastic component is free to slide relative to the metal bearing surfaces, or fixed bearing, in which this component is constrained. Our INBONE® Total Ankle Systems, including our third-generation INBONE® II Total Ankle System, are modular prostheses that are designed to allow the surgeon to tailor the fixation stems for the tibial and talar components in order to maximize stability of the implant. The INBONE® II Total Ankle System is the only ankle replacement that offers surgeons multiple implant options with different articular geometry. Our INFINITY® Total Ankle System features a distinctive talar resurfacing option for preservation of talar bone. The combination and interchangeability of both the INBONE® and INFINITY® systems provide the surgeon with an implant continuum of care concept, allowing the surgeon to address a more bone conserving implant option with INFINITY® all the way to addressing a more complex ankle deformity with INBONE®. Our INBONE®

and INFINITY® Total Ankle Systems can be used with our PROPHECY® Preoperative Navigation Guides, which combine computer imaging with a patient’s CT scan, and are designed to provide alignment accuracy while reducing surgical steps. The most recent addition to our Total Ankle System, INVISIONTM Total Ankle Revision System is the first and only system developed specifically for total ankle revision arthroplasty. The INVISIONTM Total Ankle Revision System provides a unique solution for even the most difficult revision procedures. Whether leveraged as a standalone construct or in conjunction with INFINITY® and INBONE® components, the INVISIONTM Total Ankle Revision System is an important addition to the continuum of care from total ankle replacement through any necessary revisions. The INVISIONTM Total Ankle Revision System is designed to help surgeons re-build bone lost through previous surgeries and provide modularity to help restore natural joint height.

•
Ankle Fusion. We have several products used in ankle fusion procedures, which fuse together the tibia, fibula, and talus bones into one bone, and are intended to treat painful, end-stage arthritis in the ankle joint. These products include our ORTHOLOC™ 3Di Ankle Fusion System, VALOR® TTC fusion nail, and the legacy Tornier Maxlock ExtremeTM Plate and Screws System.

•
Ankle Fixation and Fracture Repair. We sell a broad range of anatomically designed plates, screws, and nails used to stabilize and heal fractured ankle bones, including our ORTHOLOCTM 3Di Ankle Fracture Low Profile System features a complete range of ankle fracture plates designed specifically for the foot and ankle surgeon. The system features low-profile, anatomic plate designs and ORTHOLOC™ 3Di polyaxial locking screw technology, providing an innovative fracture solution that is intended to address a primary need for one of the foot and ankle’s largest market segments.

•
Foot Fusion. We have several products used in foot fusion procedures, which fuse together three bones in the back of the foot into one bone and are used to treat a wide range of conditions, including arthritis, flat feet, rheumatoid arthritis, and previous injuries, such as fractures caused by wear and tear to bones and cartilage. Our foot fusion products include our ORTHOLOC™ 3Di Midfoot Plating System, VALOR® TTC fusion nail and the legacy Tornier Maxlock ExtremeTM Plate and Screws System.

•
Foot Fixation and Fracture Repair. Our foot fixation and fracture repair products include plates, screws, and nails used to stabilize and heal foot deformities and fractures. Our CHARLOTTE® CLAW® Compression Plate is the first ever locking compression plate designed for corrective foot surgeries. Our next-generation CLAW® II Compression Plating System expands our plate and screw offering by introducing anatomic plates specifically designed for fusions of the midfoot, and the CLAW® II Polyaxial Compression Plating System incorporates variable-angle locking screw technology and our ORTHOLOC™ 3Di Reconstruction Plating System utilizes our 3Di polyaxial locking technology. In April 2016, we further expanded the ORTHOLOC™ 3Di portfolio with the launch of the ORTHOLOC™ 3Di CROSSCHECK® Plating System. This modular addition is comprised of five uniquely designed plates which offer an inter-fragmentary solution. Our SALVATION™ limb salvage portfolio, which is designed to address the unique demands of advanced midfoot reconstruction, was commercially launched in the first half of 2016 and in the third quarter of 2017, we launched line extensions to the system. We also launched a number of line extensions to the SALVATION™ limb salvage portfolio in 2018. We expect continued demand for these new products. Other foot products include the MAXLOCK®, MINIMAX LOCK™ and MINIMAX LOCK EXTREME™ plate and screw systems, BIOFOAM® Wedge System, BIOARCH® Subtalar Arthroereisis Implant, MDI Metatarsal Resurfacing Implant, and TENFUSE® Nail Allograft.

•
Hammertoe Correction. Hammertoe is a contracture (bending) of one or both joints of the second, third, fourth, or fifth (little) toes. Our hammertoe correction products include the PRO-TOE® VO Hammertoe Fixation System, PRO-TOE® C2 Hammertoe Implant, PHALINX® Hammertoe Fixation System, Cannulink Intraosseous Fixation System (IFS), and TENFUSE® PIP Hammertoe Allograft.

•
Toe Joint Replacement. As a result of our recent acquisition of Cartiva, our lower extremities product portfolio now includes Cartiva's Synthetic Cartilage Implant (SCI), the only PMA approved product for treatment of first Metatarsal Phalangeal (MTP) joint osteoarthritis. We also sell our Swanson line of toe joint replacement products.

•
Minimally-Invasive Foot and Ankle Surgery. The MICA™ Minimally-Invasive Foot and Ankle system and PROstep™ Minimally Invasive Surgery System for Foot and Ankle were launched to limited users in the third quarter of 2017. These systems are designed on the premise that all “current” procedures can be performed through a smaller, minimally invasive, incision, with a focus on preserving the soft tissues. We have MICA™ Screws, MICA™ Machine, PROstep™ Power Box, PROstep™ Burrs, and instruments to perform minimally invasive procedures such as MICA™ Chevron, Akin, Calcaneal Osteotomies, Hammer toe/Claw toe, Cheilectomy, Bunionectomy, Bunionette and DMMO and PROstep™ Chevron, Akin, Calcaneal Osteotomies, Cheilectomy and DMMO. Full commercial launch of MICA™ and PROstep™ occurred early in the third quarter of 2018.

Biologics
The biologics product category includes a broad line of biologic products that are used to support treatment of damaged or diseased bone, tendons, and soft tissues and other biological solutions for surgeons and their patients or to stimulate bone growth. These products focus on supporting biological musculoskeletal repair by utilizing synthetic and human tissue-based materials. Our biologic products are primarily used in extremities-related procedures as well as in trauma-induced voids of the long bones and some spine procedures. Internationally, we offer a bone graft product incorporating antibiotic delivery. Our global net sales from this product category for the fiscal year ended December 30, 2018 was $108.8 million, or 13.0% of total net sales, compared to $100.6 million, or 13.5% of total net sales, for the fiscal year ended December 31, 2017.
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

•
Hard Tissue Repair. Our other bone or hard tissue repair products include our PRO-DENSE® Injectable Regenerative Graft. PRO-DENSE® is a composite graft composed of surgical grade calcium sulfate and calcium phosphate, and in animal studies, has demonstrated excellent bone regenerative characteristics, forming new bone that is over three times stronger than the natural surrounding bone at the 13-week time point. Beyond 13 weeks, the regenerated bone gradually remodels to natural bone strength. Our PRO-STIM® Injectable Inductive Graft is built on the PRO-DENSE® material platform, but adds demineralized bone matrix (DBM), and has demonstrated accelerated healing compared to autograft in pre-clinical testing. Our other hard tissue repair products, including our IGNITE® Power Mix Injectable Stimulus, FUSIONFLEX™ Demineralized Moldable Scaffold, ALLOMATRIX® Injectable Putty, OSTEOSET® Resorbable Bead Kit, MIIG® Injectable Graft, ALLOPURE® Allograft Bone Wedges, and TENSIX® DBM.

•
Soft Tissue Repair. Our soft tissue repair products include our GRAFTJACKET® Regenerative Tissue Matrix, which is a human-derived soft tissue graft designed for augmentation of tendon and ligament repairs, such as those of the rotator cuff in the shoulder and Achilles tendon in the foot and ankle. GRAFTJACKET® Maxforce Extreme is our thickest GRAFTJACKET® matrix, which provides excellent suture holding power for augmenting challenging tendon and ligament repairs. We procure our GRAFTJACKET® product through a distribution agreement that expires December 31, 2019. In January 2019, we commenced commercialization of GRAFTJACKET NOW®, a ready to use human acellular dermal scaffold, procured through a separate distribution agreement. Other soft tissue repair products include our ACTISHIELD™ and ACTISHIELD™ CF Amniotic Barrier Membranes, and VIAFLOW™ and VIAFLOW™ C Flowable Placental Tissue Matrices.

Sports Medicine and Other
The sports medicine and other product category includes products used across several anatomic sites to mechanically repair tissue-to-tissue or tissue-to-bone injuries and other ancillary products. Because of its close relationship to extremities joint replacement and bone fixation, our sports medicine portfolio is comprised of products used to complement our upper and lower extremities product portfolios, providing surgeons a variety of products that may be used in upper and lower extremities surgical procedures. Our global net sales from this product category for the fiscal year ended December 30, 2018 was $20.1 million, or 2.4% of total net sales, compared to $23.2 million, or 3.1% of total net sales, for the fiscal year ended December 31, 2017.
Sales, Marketing, and Medical Education
Our sales and marketing efforts are focused primarily on orthopaedic, trauma, and podiatric surgeons. Orthopaedic surgeons focused on the extremities in many instances have completed upper or lower extremities fellowship programs. We offer surgeon-to-surgeon education on our products using surgeon advisors in an instructional capacity. We have contractual relationships with these surgeon advisors, who help us train other surgeons in the safe and effective use of our products and help other surgeons perfect new surgical techniques. Together with these surgeon advisors, we provide surgeons extensive “hands on” orthopaedic training and education, including upper and lower extremities fellowships and masters courses that are not easily accessible through traditional medical training programs. We also offer clinical symposia and seminars and publish advertisements and the results of clinical studies in industry publications. We believe that our history of innovation and focus on quality and improving clinical outcomes and “quality of life” for patients, along with our training programs, allow us to reach surgeons early in their careers and provide on-going value, which includes experiencing the clinical benefits of our products.

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
United States
As of December 30, 2018, our sales and distribution system in the United States consisted of 80 geographic sales territories that are staffed by over 500 direct sales representatives and 27 independent sales agencies or distributors. These sales representatives and independent sales agencies and distributors are generally aligned to selling either our upper extremities products or lower extremities products, but, in some cases, certain agencies or direct sales representatives sell products from both our upper and lower extremities product portfolios in their territories. Our direct sales representatives and independent sales agencies and distributors are provided opportunities for product training throughout the year. We also have working relationships with healthcare dealers, including group purchasing organizations, healthcare organizations, and integrated distribution networks. We believe our success in every market sector is dependent upon having a robust and compelling product offering, and equally as important, a dedicated, highly trained, focused sales organization to service our customers. We plan to continue to strategically focus on and invest in building a competitively superior U.S. sales organization by training and certifying our sales representatives on our innovative product portfolio, continuing to develop and implement strong performance management practices, and enhancing sales productivity.
International
Internationally, we utilize several distribution approaches that are tailored to the needs and requirements of each individual market. Our international sales and distribution system currently consists of 13 direct sales offices and approximately 90 distributors that sell our products in approximately 50 countries. We have subsidiaries with direct sales offices in the United Kingdom, France, Germany, Italy, Netherlands, Canada, Japan, Australia, Switzerland, and Norway that employ direct sales employees, and in some cases, use independent sales representatives to sell our products in their respective markets. Our products are sold in other countries in Europe, Asia, Africa, and Latin America using stocking distribution partners. Stocking distributors purchase products directly from us for resale to their local customers, with product ownership generally passing to the distributor upon shipment.
Manufacturing, Facilities, and Quality
We utilize a combination of internal manufacturing and a network of qualified outsourced manufacturing partners to produce our products and surgical instrumentation. We manufacture our internally-sourced products in five locations: Arlington, Tennessee; Franklin, Tennessee; Alpharetta, Georgia; Montbonnot, France; and Macroom, Ireland. We lease the manufacturing facility in Arlington, Tennessee from the Industrial Development Board of the Town of Arlington. Our internal manufacturing operations are focused on product quality, continuous improvement, and efficient production. Our internal manufacturing operations have been practicing lean manufacturing concepts for many years with a philosophy focused on high productivity, flexibility, and capacity optimization. Our operations in France have a long history and deep experience with orthopaedic manufacturing and process innovation. Additionally, we believe we are the only company to have vertically integrated operations for the manufacturing of pyrocarbon orthopaedic products. We believe that this capability gives us a competitive advantage in design for manufacturing and prototyping of this innovative material.
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
We rely on a limited number of suppliers for the components used in our products. For certain human biologic products, such as Allomatrix®, we depend on one supplier of demineralized bone matrix and cancellous bone matrix. We rely on two suppliers for our GRAFTJACKET® family of soft tissue repair and graft containment products. Additionally, we have other soft tissue repair products for which we rely on one supplier, which include our ACTISHIELD™ and ACTISHIELD™ CF Amniotic Barrier Membranes and VIAFLOW™ and VIAFLOW™ C Flowable Placental Tissue Matrices. We maintain adequate stock from these suppliers in order to meet market demand.
We rely on one supplier for a key component of our AUGMENT® Bone Graft. In December 2013, our supplier notified us of its intent to terminate the supply agreement in December 2015. This supplier was contractually required to meet our supply requirements until the termination date, and to use commercially reasonable efforts to assist us in identifying a new supplier and support the transfer of technology and supporting documentation to produce this component. In April 2016, we entered into a commercial supply agreement with FUJIFILM Diosynth Biotechnologies U.S.A., Inc. pursuant to which Fujifilm agreed to manufacture and sell to us and we agreed to purchase the key component of our AUGMENT® Bone Graft.  Pursuant to our supply agreement with Fujifilm, commercial production of the key component is expected to begin in 2020. Although we believe that our current supply of the key component from our former supplier should be sufficient to last until after the component becomes available under the new agreement, no assurance can be provided that it will be sufficient.
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
Research and Development
Realizing that new product offerings are a key to our future success, we are committed to a strong research and development program. The intent of our program is to develop new extremities and biologics products and expand our current product offerings and the markets in which they are offered. Our research and development teams are organized and aligned with our product marketing teams and are focused on improving clinical outcomes by designing innovative, clinically differentiated products with improved ease-of-use and by developing new product features and enhanced surgical techniques that can be leveraged across a broader base of surgeon customers. Our internal research and development teams work closely with external research and development consultants and a global network of physicians and medical personnel in hospitals and universities to ensure we have broad access to best-in-class ideas and technologies to drive our product development pipeline. We also have an active business development team that actively evaluates novel technologies and development stage products. In addition, our clinical and regulatory departments are devoted to verifying the safety and efficacy of our products according to regulatory standards enforced by the FDA and other international regulatory bodies. Our research and development expenses totaled $59.1 million, $50.1 million and $50.5 million in 2018, 2017, and 2016, respectively. Our research and development activities are principally located in Memphis, Tennessee; Montbonnot, France; Plouzané, France; and Columbia City, Indiana, with additional staff in Grenoble, France; and Bloomington, Minnesota.
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
Intellectual Property
Patents, trade secrets, know-how, and other proprietary rights are important to the continued success of our business. We currently own more than 1,800 patents and pending patents throughout the world. We currently have licenses to use approximately 800 patents. We seek to aggressively protect technology, inventions, and improvements that we consider important through the use of patents and trade secrets in the United States and significant foreign markets. We manufacture and market products under both patents and license agreements with other parties. These patents and license agreements have a defined life and expire from time to time. We are not materially dependent on any one or more of our patents. In addition to patents, our knowledge and experience, creative product development, marketing staff and trade secret information, with respect to manufacturing processes, materials and product design, are as important as our patents in maintaining our proprietary product lines.
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
Third-Party Reimbursement
Sales of our products depend in part on the availability of coverage and reimbursement from insurers/third-party payors. Third-party payors may include governmental programs such as the U.S. Medicare and Medicaid programs, private insurance plans, and workers’ compensation plans. These third-party payors may deny coverage or reimbursement for a product or procedure if they determine that the product or procedure is investigational or is not medically necessary. Third-party payors also may place limitations on coverage of products or procedures, such as the types of conditions for which a procedure will be covered, the types of physicians who can perform specific types of procedures, or the care setting in which the procedure may be performed (e.g., outpatient or in a hospital). Also, third-party payors are increasingly auditing and challenging the charges submitted for medical products and services and are raising concerns related to potential upcoding, miscoding, and/or inappropriate modifiers uses. Some third-party payors may require prior-authorization, pre-determination, or prior approval to determine coverage for innovative devices or procedures before they will reimburse healthcare providers for associated claims. Even though a new product may have been approved or cleared for commercial sale by the FDA, demand may be limited if reimbursement barriers are imposed by governmental and/or private third-party payors. In the United States, there is no uniform coverage and payment policy across all third-party payors; instead, coverage and payment can be quite different from payor to payor, and from one region of the country to another. Coverage also depends on our ability to demonstrate the short-term and long-term clinical effectiveness, and in some cases the cost-effectiveness, of our products. Such supportive data are obtained from clinical trials and published literature. We conduct research and present results at major scientific and medical meetings, and publish results in respected, peer-reviewed medical journals both to promote medical innovation and because we believe data and evidence that can support coverage and payment are important to the successful commercialization of and market access for our products.
The Centers for Medicare & Medicaid Services (CMS), the U.S. agency responsible for administering the Medicare program, sets national Medicare coverage and payment policies for the Medicare program. CMS may adopt policy changes that impact our products through national coverage determinations, Medicare payment regulations or other mechanisms. Local coverage determinations also can be adopted by CMS contractors. Additionally, Congress periodically adopts legislation that impacts reimbursement under federal health programs.
Payment to physicians for procedures using our products also can be impacted by changes to Current Procedural Terminology (CPT) codes, which are used to submit claims to payers for medical services. CPT codes are assigned, maintained and annually updated by the American Medical Association and its CPT Editorial Board. The relative values assigned to CPT codes, which represent resources used to perform a procedure, also can be revised by CMS. If the CPT codes that apply to procedures performed using our products are changed, or the relative values are decreased, reimbursement for performances of these procedures may be adversely affected.
We believe that the overall escalating cost of medical products and services for governments and private health insurers is increasing pressures on the healthcare and medical device industry to reduce the costs of products and services. Third-party payors are developing increasingly-sophisticated methods of controlling healthcare costs through measures including, but not limited to, bundled payments, episode- of-care risk-sharing methodologies, health technology assessments, coverage with evidence development requirements, payment linked to quality, pay-for-performance, comparative effectiveness reviews, prospective reimbursement, capitation programs, group purchasing, redesign of benefit offerings, pre-approvals and second opinion requirements, careful review of bills, encouragement of healthier lifestyles and promotion of preventative services, and exploration of more cost-effective methods of delivering healthcare. Adoption or expansion of these or other types of cost control measures could potentially impact market access and pricing structures for our products, which in turn could impact our future sales. There can be no assurance that third-party reimbursement will be available or adequate, or that current and future legislation, regulation or reimbursement policies of third-party payors will not adversely affect the demand for our products or our ability to sell our products on a profitable basis. If third-party payor reimbursement is unavailable or inadequate, it could have a material adverse effect on our business, operating results, and financial condition.
Outside the United States, healthcare reimbursement systems vary significantly by country, and many countries have instituted price ceilings on specific product lines and procedures. We have received increased requests for clinical data to support registration and reimbursement outside the United States. We have experienced more frequent local, product-specific clinical evidence requirements being applied as an overlay to medical device regulation. For instance, Australia requires that clinical data for clearance and reimbursement be in the form of prospective, multi-center studies, a high bar not previously applied. In addition, in France, certain innovative devices (such as some of our products made from pyrolytic carbon) must provide clinical evidence to support “mark-specific” reimbursement. There can be no assurances that procedures using our products will be considered medically reasonable and necessary for a specific indication, that our products will be considered cost-effective by third-party payors, that an adequate level of reimbursement will be available, or that the third-party payors’ reimbursement policies will not adversely affect our ability to sell our products profitably.
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
Employees
As of December 30, 2018, we had 2,894 employees. We believe that we have a good relationship with our employees.
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
We have a history of operating losses and at December 30, 2018, we had an accumulated deficit of $1.6 billion. Our ability to achieve profitability will be influenced by many factors, including, among others, the success of prior acquisitions; the level and timing of future net sales and expenditures; development, commercialization and market acceptance of new products; the results and scope of ongoing research and development projects; competing technologies and market developments; regulatory requirements and delays; and pending litigation. As a result, we may continue to incur operating losses for the foreseeable future. These losses will continue to have an adverse impact on our shareholders’ equity, and we may never achieve or sustain profitability.

Our strategy to become a profitable, high-growth, pure-play medical technology company, and command the market valuation typically accorded such companies may not be successful.
The divestiture of the OrthoRecon business, the Wright/Tornier merger, the divestiture of legacy Tornier's large joints business and our acquisitions of IMASCAP and Cartiva are part of our strategy to transform ourselves into a profitable, high-growth, pure-play medical technology company, and command the market valuation typically accorded such companies. If we are unable to achieve our growth and profitability objectives due to competition, lack of acceptance of our products, failure to gain regulatory approvals, or other risks as described in this section or other sections of this report, or due to other events, we will not be successful in transforming our business and will not be accorded the market valuation we seek.
We may never realize the expected benefits of our strategic business combinations or acquisition transactions.
In addition to developing new products and growing our business internally, we have sought to grow through business combinations and acquisitions of complementary businesses, technologies and products. Examples include, our acquisition of Cartiva in October 2018, our acquisition of IMASCAP in December 2017, the Wright/Tornier merger in October 2015, legacy Wright’s acquisition of BioMimetic in early 2013, as well as its acquisitions of Biotech International in November 2013, Solana Surgical, LLC (Solana) in January 2014, and OrthoPro, L.L.C. (OrthoPro) in February 2014. Business combinations and acquiring new businesses involve a myriad of risks. Whenever new businesses are combined or acquired, there is a risk we may fail to realize some or all of the anticipated benefits of the transaction. This can occur if integration of the businesses proves to be more complicated than planned, resulting in failure to realize operational synergies and/or failure to mitigate operational dis-synergies, diversion of management attention, and loss of key personnel. It can also occur if the combined or acquired business fails to meet our net sales projections, exposes us to unexpected liabilities, or if our pre-acquisition due diligence fails to uncover issues that negatively affect the value or cost structure of the acquired enterprise. Although we carefully plan our business combinations and acquisitions, there can be no assurances that these and other risks will not prevent us from realizing the expected benefits of these transactions. If we do not achieve the anticipated benefits of an acquisition as rapidly as expected, or at all, investors or analysts may not perceive the same benefits of the acquisition as we do. If these risks materialize, our ordinary share price could be materially adversely affected. Any difficulties in the integration of acquired businesses or unexpected penalties or liabilities in connection with such businesses could have a material adverse effect on our business, operating results and financial condition. Additionally, future acquisitions may require equity or debt financing, the dilutive or other effects of which could negatively impact the anticipated benefits of the transaction or restrict our business.
We anticipate significant future sales from our AUGMENT® Bone Graft products. If we are wrong, our future operating results, cash flows, and prospects could be adversely affected.
We obtained FDA approval of AUGMENT® Bone Graft in the United States for ankle and/or hindfoot fusion indications during the third quarter of 2015 and FDA approval of AUGMENT® Injectable Bone Graft (AUGMENT® Injectable), which combines rhPDGF-BB with an injectable bone matrix, in June 2018. We expect significant future sales from our AUGMENT® Bone Graft products. If these sales expectations are not met, our future operating results, cash flows and prospects could be adversely affected.
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
We also set goals and objectives for, and make public statements regarding, the timing of certain accomplishments and milestones regarding our business or operating results, such as long-term financial targets, the timing of financial objectives, new products, regulatory actions, pending litigation, and anticipated distributor and sales representative transitions. The achievement of these goals and objectives and the actual timing of these events can vary dramatically due to a number of factors, including the risk factors described in this report. As a result, there can be no assurance that we will succeed in achieving our projected goals and objectives in the time periods that we anticipate or announce publicly. The failure to achieve such projected goals and objectives in the time periods that we anticipate or announce publicly could have an adverse effect on our business, disappoint investors and analysts, and cause the market price of our ordinary shares to decline.

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

We have been named as a defendant, in some cases with multiple other defendants, in lawsuits in which it is alleged that certain defects in the design, manufacture, or labeling of certain metal-on-metal and other hip replacement products rendered the products defective. The pre-trial management of certain of the metal-on-metal claims was consolidated in the federal court system, in the United States District Court for the Northern District of Georgia under multi-district litigation (MDL) and certain other claims by the Judicial Counsel Coordinated Proceedings in state court in Los Angeles County, California (JCCP). Pursuant to previously disclosed settlement agreements with the Court-appointed attorneys representing plaintiffs in the MDL and JCCP, the MDL and JCCP were closed to new cases effective October 18, 2017 and October 31, 2017, respectively. Excluding claims resolved in the settlement agreements, as of December 30, 2018, there were approximately 151 unresolved metal-on-metal hip cases pending in the U.S. This number includes cases ineligible for settlement, cases which opted out of settlement, post-settlement cases, tolled cases, and existing state court cases that were not part of the MDL or JCCP. As of December 30, 2018, we estimate there also was pending approximately 33 non-U.S. metal-on metal cases, 35 unresolved U.S. modular neck cases alleging claims related to the release of metal ions and zero non-U.S. modular neck cases with such metal ion allegations, 19 unresolved U.S. titanium modular neck fracture cases, 57 unresolved non-U.S. titanium modular neck fracture cases, eleven U.S. cobalt chrome modular neck fracture cases, and six non-U.S. cobalt chrome modular neck fracture cases. We also estimate that as of December 30, 2018 there were approximately 534 non-revision claims either dismissed or awaiting dismissal from the MDL and JCCP pursuant to the terms of the settlement agreements. Although there is a limited time period during which dismissed non-revision claims may be refiled, it is presently unclear how many non-revision claimants will elect to do so. As of December 30, 2018, one dismissed non-revision case has been refiled. We believe we have data that supports the efficacy and safety of these hip products and have been vigorously defending these cases.
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
In August 2015, MicroPort announced the voluntary recall of a certain size of its PROFEMUR® Long Cobalt Chrome Modular Neck devices manufactured from June 15, 2009 to July 22, 2015. Because MicroPort did not acquire the OrthoRecon business until January 2014, many of the recalled devices were sold by legacy Wright prior to the acquisition by MicroPort. Under the asset purchase agreement with MicroPort, legacy Wright retained responsibility, as between it and MicroPort, for claims for personal injury relating to sales of these products prior to the acquisition. We were not consulted by MicroPort in connection with its recall, and we were aware of only 17 lawsuits alleging personal injury related to cobalt chrome neck fractures (11 in the United States and six outside the United States) as of December 30, 2018. However, if the number of product liability claims alleging personal injury from fractures of cobalt chrome modular necks we sold prior to the MicroPort transaction were to become significant, this could have an adverse effect on our results from discontinued operations and financial condition.
A competitor’s recall of its modular hip systems, and the liability claims and adverse publicity which ensued, could generate copycat claims against modular hip systems legacy Wright sold.
On July 6, 2012, Stryker Corporation announced the voluntary recall of its Rejuvenate Modular and ABG II modular neck hip stems citing risks including the potential for fretting and/or corrosion at or about the modular neck junction. Although Stryker’s recalled modular neck hip stems differ in design and material from the PROFEMUR® modular neck systems legacy Wright sold before divestiture of the OrthoRecon business, we have previously noted the risk that Stryker’s recall and the resultant publicity could negatively impact sales of modular neck systems of other manufacturers, including the PROFEMUR® system, and that Stryker’s action has increased industry focus on the safety of cobalt chrome modular neck products. We have carefully monitored the clinical performance of the PROFEMUR® modular neck hip system, which combine a cobalt chrome modular neck and a titanium stem. With over 33,000 units sold since this version was introduced in 2009, and an extremely low complaint rate, we remain confident in the safety and efficacy of this product. Nevertheless, in light of Stryker’s recall, the resulting product liability claims to which it has been subject, and the general negative publicity surrounding “metal-on-metal” articulating surfaces (which do not involve modular hip stems), there remains a risk that, even in the absence of clinical evidence, claims for personal injury relating to sales of these products before divestiture of the OrthoRecon business could increase, which could have an adverse effect on our financial condition and results from discontinued operations since legacy Wright retained responsibility, as between it and MicroPort, for these claims. Since the 2012 Stryker recall, we have from time to time been subject to product liability claims alleging corrosion of cobalt chrome modular necks. We presently have approximately 35 such unresolved lawsuits pending in various U.S. courts and zero non-U.S. cases with such allegations.
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
We have a significant amount of indebtedness including as of December 30, 2018, $675 million in aggregate principal with additional accrued interest under WMG’s 1.625% cash convertible senior notes due 2023 (2023 Notes), $395 million in aggregate principal with additional accrued interest under our 2.25% cash convertible senior notes due 2021 (2021 Notes) and $186.6 million in aggregate principal with additional accrued interest under WMG’s 2.00% cash convertible senior notes due 2020 (2020 Notes, together with the 2023 Notes and 2021 Notes, the Notes). On February 7, 2019, we exchanged $130.1 million in aggregate principal of the 2020 Notes for $139.6 million in aggregate principal of the 2023 Notes, resulting in $814.6 million in aggregate principal of the 2023 Notes and $56.5 million in aggregate principal of the 2020 Notes outstanding. The 2023 Notes and 2020 Notes are guaranteed by Wright Medical Group N.V. In addition, under our amended and restated credit, security and guaranty agreement, which was recently amended on February 25, 2019 (as amended, ABL Credit Agreement) with Midcap Funding IV Trust and the additional lenders from time to time party thereto (ABL Lenders), WMG and certain of our other wholly-owned U.S. subsidiaries have access to a $175 million senior secured asset based line of credit, subject to the satisfaction of a borrowing base requirement, and which may be increased by up to $75 million upon our request, subject to the consent of the ABL Lenders (ABL Facility), as well as a $55 million term loan facility (Term Loan Facility), an initial $20 million of which was funded at closing of this facility in May 2018. As of December 30, 2018, $17.8 million in aggregate principal plus additional accrued interest was outstanding under the ABL Facility and $20 million was outstanding under the Term Loan Facility. As of December 30, 2018, our total indebtedness under the Notes and ABL Credit Agreement was $1.3 billion, excluding accrued interest.
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
Although it is difficult for us to predict our future liquidity requirements, we believe that our cash and cash equivalents balance of approximately $191.4 million and the $192.2 million in availability under the ABL Credit Agreement, as of December 30, 2018, but taking into account the February 2019 amendment, will be sufficient for the next 12 months to fund our working capital requirements and operations, permit anticipated capital expenditures in 2019 of approximately $90 million, including approximately $12 million for the purchase of a 40,000 square foot state of the art manufacturing and distribution facility in Arlington, Tennessee, pay retained metal-on-metal product and other liabilities of the OrthoRecon business, including without limitation amounts under the MSA and Second Settlement Agreements, net of insurance recoveries, fund contingent consideration, and meet our other anticipated contractual cash obligations in 2019.
In the event that we would require additional working capital to fund future operations, we could seek to acquire that through borrowings under the additional $75.0 million that may be available under the ABL Facility or additional equity or debt financing arrangements which may or may not be available on favorable terms at such time. If we raise additional funds by issuing equity securities, our shareholders may experience dilution. Additional debt financing, if available, may involve additional covenants restricting our operations or our ability to incur additional debt, in addition to those under our existing indentures and the ABL Credit Agreement. Any additional debt financing or additional equity that we raise may contain terms that are not favorable to us or our shareholders. If we do not have, or are not able to obtain, sufficient funds, we may not be able to develop or enhance our products, execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements or we may have to delay development or commercialization of our products or scale back our operations.
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
In April 2016, we entered into a commercial supply agreement with FUJIFILM Diosynth Biotechnologies U.S.A., Inc. pursuant to which Fujifilm agreed to manufacture and sell to us and we agreed to purchase recombinant human platelet-derived growth factor (rhPDGF-BB) for use in AUGMENT® Bone Graft. The agreement reflects the culmination of a technology transfer from our former supplier to Fujifilm which began in December 2013 when we were notified that our former supplier was exiting the rhPDGF-BB business. Pursuant to our supply agreement with Fujifilm, commercial production of rhPDGF-BB is expected to begin in 2020. Although we believe that our current supply of rhPDGF-BB from our former supplier should be sufficient to last until after rhPDGF-BB becomes available under the new agreement, no assurance can be provided that it will be sufficient. In addition, since Fujifilm has not previously manufactured rhPDGF-BB, its ability to do so and perform its obligations under the agreement are not yet fully proven.
Our biologic product line includes two suppliers for our GRAFTJACKET® family of soft tissue repair and graft containment products. In addition, certain biologic products depend upon a single supplier as our source for DBM and cancellous bone matrix (CBM), and any failure to obtain DBM and CBM from this source in a timely manner will deplete levels of on-hand raw materials inventory and could interfere with our ability to process and distribute allograft products. We rely on a single not-for-profit tissue bank to meet all of our DBM and CBM order requirements, a key component in the allograft products we currently produce, market, and distribute. In addition, we rely on a single supplier of soft tissue graft for BIOTAPE® XM.
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
We are continually engaged in product development and improvement programs, and new products represent a significant component of our sales growth rate. We may be unable to compete effectively with our competitors unless we can keep up with existing or new products and technologies in the orthopaedic market. If we do not continue to introduce new products and technologies, or if those products and technologies are not accepted, we may not be successful. Moreover, research and development efforts may require a substantial investment of time and resources before we are adequately able to determine the commercial viability of a new product, technology, material, or innovation. Demand for our products also could change in ways we may not anticipate due to evolving customer needs, changing demographics, slow industry growth rates, declines in the extremities and biologics market, the introduction of new products and technologies, evolving surgical philosophies, and evolving industry standards, among others. Additionally, our competitors’ new products and technologies may beat our products to market, may be more effective or less expensive than our products, or may render our products obsolete. Our new products and technologies also could reduce demand for or render our existing products obsolete and thus adversely affect sales of our existing products and lead to increased expense for excess and obsolete inventory.
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
We rely extensively on information technology (IT) systems to conduct business. These systems include, but are not limited to, ordering and managing materials from suppliers, converting materials to finished products, shipping products to customers, processing transactions, summarizing and reporting results of operations, complying with regulatory, legal or tax requirements, and providing data security and other processes necessary to manage our business. In addition, we continue to grow in part through strategic business combinations and acquisitions. As a result of these transactions, we may face risks due to implementation, modification, or remediation of the IT controls, procedures, and policies at the acquired businesses. We continue to consolidate and integrate the number of systems we operate into one enterprise resource planning (ERP) system and plan to continue to otherwise upgrade and expand our IT system capabilities. We may experience difficulties in our business operations, or difficulties in operating our business under the ERP, either of which could disrupt our operations, including our ability to timely ship and track product orders, project inventory requirements, manage our supply chain, and otherwise adequately service our customers, and lead to increased costs and other difficulties. In the event we experience significant disruptions as a result of the ERP implementation or otherwise, we may not be able to fix our systems in an efficient and timely manner. Accordingly, such events may disrupt or reduce the efficiency of our entire operations and have a material adverse effect on our operating results and cash flows.
In addition, if our systems are damaged or cease to function properly due to any number of causes, ranging from catastrophic events to power outages to security breaches, and our business continuity plans do not effectively compensate timely, we may suffer interruptions in our ability to manage operations. Increased global cybersecurity vulnerabilities, threats and more sophisticated and targeted cybersecurity attacks pose a risk to the security of our systems and networks and those of our customers, suppliers and third-party service providers, and the confidentiality, availability and integrity of any underlying information and data. We have programs, processes and technologies in place to prevent, detect, contain, respond to and mitigate security related threats and potential incidents. We regularly undertake improvements to our IT systems in order to minimize vulnerabilities, in accordance with industry and regulatory standards. Because the techniques used to obtain unauthorized access change frequently and can be difficult to detect, anticipating, identifying or preventing these intrusions or mitigating them if and when they occur, may be challenging. Our IT systems require an ongoing commitment of significant resources to maintain, protect and enhance existing systems and develop new systems to keep pace with continuing changes in technology and regulatory standards. We also outsource certain elements of our IT systems to third parties that, as a result of this outsourcing, could have access to certain confidential information and whose systems may also be vulnerable to these types of attacks or disruptions. There can be no assurance that our protective measures or those of these third parties will prevent or detect security breaches that could have a significant impact on our business, reputation, operating results and financial condition. The failure of these systems to operate or integrate effectively with other internal, customer, supplier or third-party service provider systems and to protect the underlying IT system and data integrity, including from cyber-attacks, intrusions or other breaches or unauthorized access of these systems, or any failure by us to remediate any such attacks or breaches, may also result in damage to our reputation or competitiveness, delays in product fulfillment and reduced efficiency of our operations, and could require significant capital investments to remediate any such failure, problem or breach, all of which could adversely affect our business, operating results and financial condition. We maintain cyber liability insurance; however, this insurance may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems.
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
Operations in countries outside of the United States accounted for approximately 25% of our net sales for our fiscal year ended December 30, 2018. Our operations outside of the United States are accompanied by certain financial and other risks. We intend to continue to pursue growth opportunities in sales outside the United States, especially in emerging markets, which could expose us to greater risks associated with international sales operations. Our international sales operations expose us and our representatives, agents, and distributors to risks inherent in operating in foreign jurisdictions. These risks include:

•	the imposition of additional U.S. and foreign governmental controls or regulations on orthopaedic implants and biologic products;

•
withdrawal from or revision to international trade policies or agreements and the imposition or increases in import and export licensing and other compliance requirements, customs duties and tariffs, import and export quotas and other trade restrictions, license obligations, and other non-tariff barriers to trade;

•	unexpected changes in tariffs, trade barriers and regulatory requirements;

•
the imposition of U.S. or international sanctions against a country, company, person, or entity with whom we do business that would restrict or prohibit continued business with that country, company, person, or entity;

•	economic instability, including currency risk between the U.S. dollar and foreign currencies, in our target markets;

•	economic weakness, including inflation, or political instability in particular foreign economies and markets;

•	the imposition of restrictions on the activities of foreign agents, representatives, and distributors;

•	scrutiny of foreign tax authorities, which could result in significant fines, penalties, and additional taxes being imposed upon us;

•	difficulties in managing and staffing international operations and increases in infrastructure costs including legal, tax, accounting, and information technology;

•	a shortage of high-quality international salespeople and distributors;

•	loss of any key personnel who possess proprietary knowledge or are otherwise important to our success in international markets;

•
changes in third-party reimbursement policy that may require some of the patients who receive our products to directly absorb medical costs or that may necessitate our reducing selling prices for our products;

•	unexpected changes in foreign regulatory requirements;

•	differing local product preferences and product requirements;

•	changes in tariffs and other trade restrictions, particularly related to the exportation of our biologic products, and including the current U.S. trade dispute with China;

•	work stoppages or strikes in the healthcare industry, such as those that have affected our operations in France, Canada, South Korea, and Finland in the past;

•	difficulties in protecting, enforcing and defending intellectual property rights;

•	foreign currency exchange controls that might prevent us from repatriating cash earned in countries outside the Netherlands;

•	longer payment cycles and difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;

•	transportation delays and interruptions;

•	national and international conflicts, including foreign policy changes, acts of war or terrorist acts;

•	complex data privacy requirements and labor relations laws; and

•	exposure to different legal and political standards due to our conducting business in approximately 50 countries.

In addition, in June 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union, commonly referred to as “Brexit.” In March 2017, the United Kingdom formally gave notice of its intent to withdraw from the European Union. Serving this notice began a two-year period for the United Kingdom to negotiate terms for its withdrawal from the European Union and future terms of the United Kingdom’s relationship with the European Union, including the terms of trade between the United Kingdom and the European Union. Although it is unknown what those terms will be, it is possible that there will be greater restrictions on the movement of goods and people between the United Kingdom and European Union countries and increased regulatory complexities, which could affect our ability to sell our products in certain European Union countries. Brexit could adversely affect European and worldwide economic and market conditions and could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the British pound and Euro. We do not know to what extent these changes will impact our business. Any of these effects of Brexit, and others that we cannot anticipate, could adversely affect our business, operations and financial results. In addition, other European countries may seek to conduct referenda with respect to continuing membership with the European Union. At this time, it is not certain what steps may be taken to facilitate the United Kingdom’s exit from the European Union, which has created significant uncertainty about the future relationship between the United Kingdom and the European Union. This development has had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets. Given the lack of comparable precedent, it is unclear how the withdrawal of the United Kingdom from the European Union will impact our business, financial condition and operating results.
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
In May 2018, the EU-wide General Data Protection Regulation (GDPR) became effective, replacing the current data protection laws of each EU member state. The GDPR implemented more stringent operational requirements for personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, increased requirements pertaining to health data and pseudonymised (i.e., key-coded) data, mandatory data breach notification requirements and higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. Any failure or perceived failure by us to comply with privacy or security laws, policies, legal obligations or industry standards or any security incident that results in the unauthorized release or transfer of personally identifiable information may result in governmental enforcement actions and investigations including by European Data Protection Authorities, fines and penalties, litigation and/or adverse publicity, and could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business. Such failures could have a material adverse effect on our operating results and financial condition. If the third parties we work with violate applicable laws, contractual obligations or suffer a security breach, such violations may also put us in breach of our obligations under privacy laws and regulations and/or could in turn have a material adverse effect on our business. In addition, we have spent and expect to continue to expend significant time, costs and resources to comply with the GDPR.
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
A significant portion of our product sales are made through independent sales representatives and distributors. Because the independent distributor often controls the customer relationships within its territory (and, in certain countries outside the United States, the regulatory relationship), there is a risk that if our relationship with the distributor ends, our relationship with the customer will be lost (and, in certain countries outside the United States, that we could experience delays in amending or transferring our product registrations). Also, because we do not control a distributor’s field sales agents, there is a risk we will be unable to ensure that our sales processes, compliance, and other priorities will be consistently communicated and executed by the distributor. If we fail to maintain relationships with our key distributors, or fail to ensure that our distributors adhere to our sales processes, compliance, and other priorities, this could have an adverse effect on our operations. Changes to or turnover within our independent distributor organization or transitions to direct selling models also could adversely affect our business if these transitions are not managed effectively. Additionally, the terms of our distributor agreements or local laws could make it difficult for us to exit a distribution arrangement we no longer find favorable. Further, the legacy independent distributors and sales agents of companies we have acquired may decide not to renew or may decide to seek to terminate, change and/or renegotiate their relationships with us. A loss of a significant number of our distributors or agents could have a material adverse effect on our business and results of operations.
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
We maintain contractual relationships with respected surgeons and medical personnel in hospitals and universities who assist in product research and development and in the training of surgeons on the safe and effective use of our products. We continue to place emphasis on the development of proprietary products and product improvements to complement and expand our existing product lines as well as providing high quality training on those products. If we are unable to enter into and maintain these relationships, our ability to develop and market new and improved products and train on the use of those products could decrease, and our future operating results could be unfavorably affected. In addition, it is possible that U.S. federal and state and international laws requiring us to disclose payments or other transfers of value, such as free gifts or meals, to surgeons and other healthcare providers could have a chilling effect on these relationships with individuals or entities that may, among other things, want to avoid public scrutiny of their financial relationships with us.
If adequate levels of reimbursement from third-party payors for our products are not obtained, surgeons and patients may be reluctant to use our products and our sales may decline.
In the United States, healthcare providers who purchase our products generally rely on third-party payors, principally U.S. federally-funded Medicare, state-funded Medicaid, and private health insurance plans, to pay for all or a portion of the cost of joint reconstructive procedures and products utilized in those procedures. We may be unable to sell our products on a profitable basis if third-party payors deny coverage or reduce their current levels of reimbursement. Our sales depend largely on governmental healthcare programs and private health insurers reimbursing patients’ medical expenses. Surgeons, hospitals, and other healthcare providers may elect not to purchase our products if they do not receive adequate reimbursement from third-party payors for procedures using our products. In light of healthcare reform measures, payors continue to review their coverage policies for existing and new therapies and may deny or restrict coverage for treatments that include the use of our products.
In addition, some healthcare providers in the United States have adopted or are considering new payment models such as bundled payment methodologies and/or managed care systems in which the providers contract to provide comprehensive healthcare on a fixed cost per person basis or on other “pay-for-performance” bases where reimbursement may depend on cost savings achieved. Healthcare providers and/or payors may attempt to control costs by authorizing fewer elective surgical procedures, including joint reconstructive surgeries, or by requiring the use of the least expensive implant available. Changes in reimbursement methodologies, policies or healthcare cost containment initiatives that limit or restrict reimbursement for our products may cause our sales to decline or could impact the prices we are able to charge for our products.
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
Comprehensive healthcare reform legislation has significantly and adversely impacted our business and uncertainty regarding future healthcare reform legislation could further adversely impact our business. For example, the Affordable Care Act (ACA) imposed a 2.3% excise tax on U.S. sales of medical devices, which has been suspended until December 31, 2019. On December 14, 2018, the United States District Court for the Northern District of Texas issued a ruling declaring an integral tax provision of the ACA unconstitutional and, as a result, declared the ACA invalid in its entirety. The ruling is subject to appeal and the ACA will remain in effect pending the appeal. It is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA and our business. The ACA includes numerous provisions to limit Medicare spending through reductions in various fee schedule payments and by instituting more sweeping payment reforms, such as bundled payments for episodes of care and the establishment of “accountable care organizations” under which hospitals and physicians would be able to share savings that result from cost control efforts. Many of these provisions were not yet fully implemented at the time of the District Court’s ruling, and their impact on our business cannot be fully known until and unless they are implemented. If the ACA is ultimately upheld, these and other provisions of the law could adversely impact our business. In addition, the constitutionality of the ACA may not be affirmed on appeal or it could be replaced by new healthcare reform legislation. A repeal of the ACA or any replacement or material modification of the ACA could cause significant uncertainty in the U.S. healthcare market, could increase our costs, decrease our sales or inhibit our ability to sell our products. Various healthcare reform proposals have also emerged at the state level. We cannot predict with certainty the impact that these U.S. federal and state health reforms will have on us. However, an expansion in government’s role in the U.S. healthcare industry may lower reimbursements for products, reduce medical procedure volumes, and adversely affect our business and operating results, possibly materially.
We are also subject to certain data privacy and security regulation by both the U.S. federal government and the states in which we conduct our business. There is an increasing trend for more criminal prosecutions and compliance enforcement activities for noncompliance with the HIPAA as well as for data breaches involving protected health information (PHI). In the ordinary course of our business, we may receive PHI. If we are unable to comply with HIPAA or experiences a data breach involving PHI, we could be subject to criminal and civil sanctions.
If we cannot retain our key personnel, we may be unable to manage and operate our business successfully and meet our strategic objectives.
Our future success depends, in part, upon our ability to retain and motivate key managerial, scientific, sales, and technical personnel, as well as our ability to continue to attract and retain additional highly qualified personnel. We compete for such personnel with other companies, academic institutions, governmental entities, and other organizations. There can be no assurance that we will be successful in retaining our current personnel or in hiring or retaining qualified personnel in the future. Key personnel may depart because of difficulties with change or a desire not to remain with our company, especially in the case of employees of acquired companies. Any unanticipated loss or interruption of services of our management team and our key personnel could significantly reduce our ability to meet our strategic objectives because it may not be possible for us to find appropriate replacement personnel should the need arise. Loss of key personnel or the inability to hire or retain qualified personnel in the future could have a material adverse effect on our ability to operate successfully. Further, any inability on our part to enforce non-compete or non-solicitation arrangements related to key personnel who have left the business could have a material adverse effect on our business.
If a natural or man-made disaster adversely affects our manufacturing facilities or distribution channels, we could be unable to manufacture or distribute our products for a substantial amount of time, and our sales could be disrupted.
We principally rely on five manufacturing facilities, one of which is in France, one of which is in Ireland, two of which are in Tennessee, and one in Georgia. The facilities and the manufacturing equipment we use to produce our products would be difficult to replace and could require substantial lead-time to repair or replace. For example, the machinery associated with our manufacturing of pyrocarbon in one of our French facilities is highly specialized and would take substantial lead-time and resources to replace. We also maintain a facility in Bloomington, Minnesota, a facility in Arlington, Tennessee, and a warehouse in Montbonnot, France, which contain large amounts of our inventory. Our facilities, warehouses, or distribution channels may be affected by natural or man-made disasters. For example, in the event of a natural or man-made disaster at one of our warehouses, we may lose substantial amounts of inventory that would be difficult to replace. Our manufacturing facility in Arlington, Tennessee is located near the New Madrid fault line. In the event our facilities, warehouses, or distribution channels are affected by a disaster, we would be forced to rely on, among others, third-party manufacturers and alternative warehouse space and distribution channels, which may or may not be available, and our sales could decline. Although we believe we have adequate disaster recovery plans in place and possess adequate insurance for damage to our property and the disruption of our business from casualties, such plans and insurance may not cover such disasters or be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms or at all.
Fluctuations in foreign currency exchange rates could result in declines in our reported net sales and earnings.
Because a majority of our international sales are denominated in local currencies and not in U.S. dollars, our reported net sales and earnings are subject to fluctuations in foreign currency exchange rates. Foreign currency exchange rate fluctuations favorably impacted our net sales by $4.8 million during 2018. Operating costs related to these sales are largely denominated in the same respective currencies, thereby partially limiting our transaction risk exposure. However, cost of sales related to these sales are primarily denominated in U.S. dollars; therefore, as the U.S. dollar strengthens, the gross margin associated with our sales denominated in foreign currencies experience declines.
Although we address currency risk management through regular operating and financing activities, and in the past through hedging activities, these actions may not prove to be fully effective, and hedging activities, if we choose to engage in them, involve additional risks.
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
Our future results will suffer if we do not effectively manage our expanded operations as a result of our business combination and acquisition transactions.
As a result of our prior business combinations and acquisition transactions, the size of our business has increased significantly. Our future success depends, in part, upon our ability to manage this expanded business, which may pose substantial challenges for our management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurances that we will be successful or that we will realize the expected operating efficiencies, cost savings, and other benefits anticipated from these transactions.

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
We have a significant amount of goodwill and other intangible assets on our consolidated balance sheet as a result of our prior business combinations and acquisitions, which if these acquired businesses do not perform as anticipated, may be subject to future impairment, which would harm our operating results.
As of December 30, 2018, we had $1.3 billion in goodwill and $282.3 million in intangible assets primarily as a result of our prior business combinations and acquisitions. Under U.S. generally accepted accounting principles (US GAAP), we must assess, at least annually and potentially more frequently, whether the value of our goodwill and other indefinite-lived intangible assets have been impaired. Amortizing intangible assets will be assessed for impairment in the event of an impairment indicator. A decrease in the long-term economic outlook and future cash flows of our acquired businesses and technologies could significantly impact asset values and potentially result in the impairment of intangible assets, including goodwill. If the operating performance of our acquired businesses and technologies significantly decreases, if competing or alternative technologies emerge, or if market conditions or future cash flow estimates decline, we could be required, under current US GAAP, to record a non-cash charge to operating earnings for the amount of the impairment. Any write-off of a material portion of our unamortized intangible assets would negatively affect our results of operations.
Risks Relating to Our Ordinary Shares and Jurisdiction of Incorporation
The trading volume and prices of our ordinary shares have been and may continue to be volatile, which could result in substantial losses to our shareholders.
The trading volume and prices of our ordinary shares have been and may continue to be volatile and could fluctuate widely due to factors beyond our control. During 2018, the sale price of our ordinary shares ranged from $19.01 to $30.75. Such volatility may be the result of broad market and industry factors. In addition to market and industry factors, the price and trading volume for our ordinary shares may be highly volatile for factors specific to our own operations, including the following:

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
Our U.S. headquarters are located in Memphis, Tennessee, where we conduct our principal executive, research and development, sales and marketing, and administrative activities. We lease 121,000 square feet of office space with research and development facilities under a lease agreement that is renewable through 2034. Our upper extremities sales and marketing, U.S. distribution and customer service operations are located in a 54,000 square foot facility in Bloomington, Minnesota that we lease through 2022. Our U.S. manufacturing operations consist of a 100,000 square foot state of the art manufacturing facility in Arlington, Tennessee. We lease the manufacturing facility from the Industrial Development Board of the Town of Arlington. At this facility, we produce primarily orthopaedic implants and some related surgical instrumentation while utilizing lean manufacturing philosophies. We are currently building a new 40,000 square foot state of the art facility in Arlington, Tennessee which will be used for manufacturing and distribution. We expect this building to be completed in the summer of 2019. We also lease a 31,000 square foot manufacturing and warehousing facility in Franklin, Tennessee, a 11,400 square foot manufacturing and warehousing facility in Alpharetta, Georgia, and conduct research and development operations in an 11,000 square foot leased facility in Warsaw, Indiana, which ended in February of 2019. A new facility in Columbia City, Indiana with 16,000 square feet of space replaced the Warsaw lease in February 2019.
Outside the United States, our primary manufacturing facilities are located in Montbonnot, France and Macroom, Ireland. In the 92,000 square foot Montbonnot campus, we conduct manufacturing and manufacturing support activities, sales and marketing, research and development, quality and regulatory assurance, distribution and administrative functions. In our 73,000 square foot Macroom facility, we conduct manufacturing operations and manufacturing support, such as purchasing, engineering, and quality assurance functions. In addition, we maintain subsidiary sales offices and distribution warehouses in various countries, including France, Germany, Italy, the Netherlands, Switzerland, United Kingdom, Belgium, Japan, Canada, and Australia. We have international research and development facilities in Costa Rica and Plouzané, France.
We believe that our facilities are adequate and suitable for their use.

Below is a summary of our material facilities. All of our reportable segments use the facilities described below except as otherwise indicated:

City	State/Country	Owned or Leased	Occupancy
Memphis	Tennessee, United States	Leased	Offices/R&D
Arlington	Tennessee, United States	Leased	U.S. Lower Extremities & Biologics Manufacturing/Warehouse/Distribution
Bloomington	Minnesota, United States	Leased	U.S. Upper Extremities Offices/Warehouse/Distribution
Columbia City	Indiana, United States	Leased	Offices/R&D
Alpharetta	Georgia	Leased	U.S. Lower Extremities Offices/Manufacturing/Warehouse
Franklin	Tennessee, United States	Leased	U.S. Lower Extremities & Biologics Offices/Manufacturing/Warehouse
Montbonnot	France	Leased	International Extremities & Biologics; U.S. Upper Extremities Warehouse/Distribution/Offices/R&D
Montbonnot	France	Owned 51%	International Extremities & Biologics; U.S. Upper Extremities Manufacturing/Offices
Plouzané	France	Leased	Upper Extremities R&D
Macroom	Ireland	Leased	International Extremities & Biologics Manufacturing/Offices
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
Governmental Inquiries
On August 3, 2012, we received a subpoena from the United States Attorney's Office for the Western District of Tennessee requesting records and documentation relating to the PROFEMUR® series of hip replacement devices. The subpoena covers the period from January 1, 2000 to August 2, 2012. We will continue to cooperate as required.
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
On September 13, 2016, we filed a civil action, Case No. 2:16-cv-02737-JPM, against Spineology in the U.S. District Court for the Western District of Tennessee alleging breach of contract, breach of implied warranty against infringement, and seeking a judicial declaration of indemnification from Spineology for patent infringement claims brought against us stemming from our sale and/or use of certain expandable reamers purchased from Spineology. Spineology filed a motion to dismiss on October 17, 2016, but withdrew the motion on November 28, 2016. On December 7, 2016, Spineology filed an answer to our complaint and counterclaims, including counterclaims relating to a 2004 non-disclosure agreement between Spineology and WMT. On December 28, 2016, we filed a motion to dismiss the counterclaims relating to that 2004 agreement. On January 4, 2017, Spineology filed a motion for summary judgment on certain claims set forth in our complaint. We opposed that motion. On January 27, 2017, we filed a motion for summary judgment on certain issues pertaining to our indemnification claims. Spineology opposed that motion. On July 7, 2017, the Court extended the deadlines for completing discovery until after it ruled on those pending motions. On August 29, 2017, the Court ruled on the motions to dismiss and for summary judgment. In view of that decision, on September 22, 2017, the parties stipulated to, and the Court entered, a judgment that effectively ended the case in a draw. We appealed the judgment as to our claims against Spineology to the U.S. Court of Appeals for the Sixth Circuit and oral argument occurred on August 2, 2018. On August 24, 2018, the Court of Appeals ruled in our favor on our breach of contract claim and remanded the case to the District Court for further proceedings. Spineology did not appeal the District Court’s dismissal of its contract counterclaim. We have reached an agreement in principle with Spineology to settle our breach of contract claim pursuant to which Spineology will pay us an immaterial amount.
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
Every hip implant case, including metal-on-metal hip cases, involves fundamental issues of law, science and medicine that often are uncertain, that continue to evolve, and which present contested facts and issues that can differ significantly from case to case. Such contested facts and issues include medical causation, individual patient characteristics, surgery specific factors, statutes of limitation, and the existence of actual, provable injury. We believe we have data that supports the efficacy and safety of these hip products.
Excluding claims resolved in the settlement agreements described below, as of December 30, 2018, there were approximately 151 unresolved metal-on-metal hip cases pending in the U.S. This number includes cases ineligible for settlement, cases which opted out of settlement, post-settlement cases, tolled cases, and existing state court cases that were not part of the MDL or JCCP. As of December 30, 2018, we estimate there also were pending approximately 33 non-U.S. metal-on metal cases, and 35 unresolved U.S. modular neck cases alleging claims related to the release of metal ions, and zero non-U.S. modular neck cases with such metal ion allegations. We also estimate that as of December 30, 2018 there were approximately 534 non-revision claims either dismissed or awaiting dismissal from the MDL and JCCP pursuant to the terms of the settlement agreements. Although there is a limited time period during which dismissed non-revision claims may be refiled, it is presently unclear how many non-revision claimants will elect to do so. As of December 30, 2018, one dismissed non-revision case has been refiled.
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
We have received claims for personal injury against us associated with fractures of the PROFEMUR® titanium modular neck product (Titanium Modular Neck Claims). As of December 30, 2018, there were approximately 19 unresolved pending U.S. lawsuits and approximately 57 unresolved pending non-U.S. lawsuits alleging such claims. These lawsuits generally seek monetary damages.
We are aware that MicroPort has recalled a certain size of its cobalt chrome modular neck product as a result of alleged fractures. As of December 30, 2018, there were eleven pending U.S. lawsuits and six pending non-U.S. lawsuits against us alleging personal injury resulting from the fracture of a cobalt chrome modular neck. These lawsuits generally seek monetary damages.
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
On May 22, 2018, we initiated a lawsuit against Lexington under the three policies that the court did not order into arbitration in Massachusetts. The lawsuit, filed in the Chancery Court of Tennessee, alleges breach of contract, declaratory relief, and bad faith in connection with Lexington’s failure and refusal to provide coverage for the underlying metal-on-metal claims under policies issued for 2009-2012. On July 12, 2018, Lexington brought a motion to stay the litigation and compel arbitration under the 2009-2011 Lexington policies. On February 21, 2019, we filed a motion to strike Lexington’s motion to stay. The motions remain pending.
During the second quarter of 2018, we resolved the previously reported insurance arbitration. See Note 16 to our consolidated financial statements for additional information.

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
Holders
As of February 22, 2019, there were 316 holders of record of our ordinary shares.
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
Purchases of Equity Securities by the Company
We did not purchase any ordinary shares or other equity securities of our company during the fourth fiscal quarter ended December 30, 2018.
Recent Sales of Unregistered Securities
We did not issue any ordinary shares or other equity securities of our company that were not registered under the Securities Act of 1933, as amended, during the fourth fiscal quarter ended December 30, 2018.
Comparison of Total Shareholder Returns
The graph below compares the cumulative total shareholder returns for legacy Tornier ordinary shares from the period from December 31, 2012 to October 1, 2015, the date of the Wright/Tornier merger, and our combined company ordinary shares from October 1, 2015 to December 30, 2018 (our fiscal year-end). The graph also reflects cumulative total shareholder returns from an index composed of U.S. companies whose stock is listed on the Nasdaq Global Select Market (Nasdaq U.S. Composite Index) and an index consisting of Nasdaq-listed companies in the surgical, medical and dental instruments and supplies industry (Nasdaq Medical Equipment Subsector), as well as an index of companies with the SIC Code 384 - Surgical, Medical, and Dental Instruments Supplies (Surgical, Medical, and Dental Instruments Index). Total returns for the indices are weighted based on the market capitalization of the companies included therein. In addition, due to the “reverse acquisition” nature of the Wright/Tornier merger and the fact that the historical financial statements of legacy Wright have replaced the historical financial statements of legacy Tornier, the graph below also includes the cumulative total shareholder returns for WMG common stock from December 31, 2012 to October 1, 2015, the date of the Wright/Tornier merger.
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

	2013	2014	2015	2016	2017	2018
Legacy Tornier / Wright Medical Group N.V.	$100.00	$139.20	$128.81	$127.45	$121.38	$144.94
Legacy Wright	100.00	88.21	69.79	—	—	—
Nasdaq Stock Market (US Companies)	100.00	117.56	125.74	138.99	146.41	142.89
Nasdaq Medical Equipment Index	100.00	117.40	137.79	152.21	216.51	245.51
SIC Code 384 - Surgical, Medical, and Dental Instruments and Supplies	100.00	122.41	129.24	140.74	180.72	181.37

Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2019.
Item 6. Selected Financial Data.
The following tables set forth certain of our selected consolidated financial data as of the dates and for the years indicated. Due to the “reverse acquisition” nature of the Wright/Tornier merger, the historical financial statements of legacy Wright replaced the historical financial statements of legacy Tornier. You should read the following information together with the more detailed information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this report. Historical results are not necessarily indicative of the results to be expected for any future period. These tables are presented in thousands, except per share data.

	Fiscal year ended
	December 30, 2018	December 31, 2017	December 25, 2016	December 27, 2015 [1]	December 31, 2014
Consolidated Statement of Operations:
Net sales	$836,190	$744,989	$690,362	$405,326	$298,027
Cost of sales [2]	180,153	160,947	192,407	113,622	73,223
Gross profit	656,037	584,042	497,955	291,704	224,804
Operating expenses:
Selling, general and administrative [2]	577,961	525,222	541,558	424,377	289,620
Research and development [2]	59,142	50,115	50,514	39,339	24,963
Amortization of intangible assets	26,730	28,396	28,841	16,754	10,027
Total operating expenses	663,833	603,733	620,913	480,470	324,610
Operating loss [3]	(7,796)	(19,691)	(122,958)	(188,766)	(99,806)
Interest expense, net [4]	80,247	74,644	58,530	41,358	17,398
Other expense (income), net [5]	81,797	5,570	(3,148)	10,884	129,626
Loss before income taxes	(169,840)	(99,905)	(178,340)	(241,008)	(246,830)
Benefit for income taxes [6]	(536)	(34,968)	(13,406)	(3,652)	(6,334)
Net loss from continuing operations	(169,304)	(64,937)	(164,934)	(237,356)	(240,496)
Loss from discontinued operations, net of tax	(201)	(137,661)	(267,439)	(61,345)	(19,187)
Net loss	$(169,505)	$(202,598)	$(432,373)	$(298,701)	$(259,683)
Net loss from continuing operations per share — basic and diluted:	$(1.50)	$(0.62)	$(1.60)	$(3.66)	$(4.69)
Weighted-average number of ordinary shares outstanding — basic and diluted	112,592	104,531	102,968	64,808	51,293

	December 30, 2018	December 31, 2017	December 25, 2016	December 27, 2015	December 31, 2014
Consolidated Balance Sheet Data:
Cash and cash equivalents	$191,351	$167,740	$262,265	$139,804	$227,326
Restricted cash	—	—	150,000	—	—
Marketable securities	—	—	—	—	2,575
Working capital	136,106	151,599	285,107	352,946	249,958
Total assets	2,694,401	2,128,724	2,290,586	2,073,494	885,068
Long-term liabilities	1,294,816	1,124,733	1,129,204	811,530	419,204
Shareholders’ equity	932,459	588,696	686,864	1,055,026	278,803

	Fiscal year ended
	December 30, 2018	December 31, 2017	December 25, 2016	December 27, 2015	December 31, 2014
Other Data:
Cash flow (used in) provided by operating activities	$(63,729)	$(184,810)	$37,824	$(195,870)	$(116,002)
Cash flow (used in) provided by investing activities	(510,239)	(109,421)	(34,241)	(15,970)	145,630
Cash flow provided by financing activities	598,140	46,816	270,417	126,862	33,051
Depreciation [1]	59,497	56,832	55,830	28,390	18,582
Share-based compensation expense	26,120	19,393	14,416	24,964	11,487
Capital expenditures	71,467	63,474	50,099	43,666	48,603
______________________________________

[1]	The 2015 results were restated for the divestiture of our Large Joints business. (See Note 4 to consolidated financial statements).

[2]	These line items include the following amounts of non-cash, share-based compensation expense for the periods indicated:

	Fiscal year ended
	December 30, 2018	December 31, 2017	December 25, 2016	December 27, 2015	December 31, 2014
Cost of sales	$585	$565	$414	$287	$254
Selling, general and administrative	23,608	17,705	13,216	22,777	10,149
Research and development	1,927	1,123	786	1,900	1,084

[3]
During the fiscal year ended December 30, 2018, we recognized: (a) $12.0 million of transaction and transition costs related to both the Cartiva acquisition and Wright/Tornier merger and (b) $0.4 million of inventory step-up amortization. During the fiscal year ended December 31, 2017, we recognized: (a) $12.4 million of transaction and transition costs related to the Wright/Tornier merger and (b) a benefit of $9.0 million from incentive and indirect tax projects. During the fiscal year ended December 25, 2016, we recognized: (a) $37.7 million of inventory step-up amortization; (b) $36.4 million of transaction and transition costs related to the Wright/Tornier merger; (c) $1.8 million of costs related to a legal settlement; (d) $1.3 million of costs associated with executive management changes; and (e) $0.2 million of costs associated with debt refinancing. During the fiscal year ended December 27, 2015, we recognized: (a) $82.2 million of due diligence, transaction, and transition costs related to the Wright/Tornier merger; (b) $14.2 million of share-based compensation acceleration; and (c) $10.3 million of inventory step-up amortization. During the fiscal year ended December 31, 2014, we recognized: (a) $14.1 million of due diligence, transaction, and transition costs related to the Biotech, Solana, and OrthoPro acquisitions; (b) $11.9 million of charges related to the Wright/Tornier merger; (c) $5.9 million of transition costs related to the OrthoRecon divestiture; (d) $2.1 million of costs associated with distributor conversions and non-competes; (e) $1.2 million of costs associated with management changes; and (f) $0.9 million of costs associated with a patent dispute settlement.

[4]
During the fiscal year ended December 30, 2018, we recognized: (a) $49.2 million of non-cash interest expense related to the amortization of the debt discount on our 2020, 2021, and 2023 convertible notes. During the fiscal year ended December 31, 2017, we recognized: (a) $45.5 million of non-cash interest expense related to the amortization of the debt discount on our 2017, 2020 and 2021 convertible notes and (b) $0.2 million of interest income from incentive and indirect tax projects. During the fiscal year ended December 25, 2016, we recognized: (a) $36.6 million of non-cash interest expense related to the amortization of the debt discount on our 2017, 2020 and 2021 convertible notes and (b) a $0.8 million of interest income related to the settlement of an IRS audit.

[5]
During the fiscal year ended December 30, 2018, we recognized: (a) a $39.9 million non-cash loss on extinguishment of debt to write-off unamortized debt discount and deferred financing fees associated with the extinguishment of $400.0 million of the 2020 Notes; (b) a $35.9 million loss for the mark-to-market adjustment of our derivative instruments; (c) a $3.2 million loss from foreign currency translation; (d) $1.8 million of charges due to the fair value adjustment to contingent consideration; and (e) a $0.1 million loss from mark-to-market adjustments on the CVRs issued in connection with the BioMimetic acquisition. During the fiscal year ended December 31, 2017, we recognized: (a) a $5.3 million loss from mark-to-market adjustments on the CVRs issued in connection with the BioMimetic acquisition; (b) $4.8 million gain for the mark-to-market adjustment of our derivative instruments; (c) a benefit of $0.6 million from incentive and indirect tax projects; and (d) $0.1 million of charges due to the fair value adjustment to contingent consideration. During the fiscal year ended December 25, 2016, we recognized: (a) $28.3 million gain for the mark-to-market adjustment of our derivative instruments; (b) a $12.3 million non-cash loss on extinguishment of debt to write-off unamortized debt discount and deferred financing fees associated with the partial settlement of 2017 and 2020 convertible notes; (c) a $8.7 million loss from mark-to-market adjustments on the Contingent Value Rights (CVRs) issued in connection with the BioMimetic acquisition; and (d) $0.5 million of charges due to the fair value adjustment to contingent consideration. During the fiscal year ended December 27, 2015, we recognized: (a) $9.8 million gain for the mark-to-market adjustment of our derivative instruments and (b) a $7.6 million gain from mark-to-market adjustments on the CVRs issued in connection with the BioMimetic acquisition. During the fiscal year ended December 31, 2014, we recognized: (a) approximately $125 million from mark-to-market adjustments on the CVRs issued in connection with the BioMimetic acquisition; (b) $2.0 million of charges for the mark-to-market adjustment of our derivative instruments; and (c) $1.8 million of charges due to the fair value adjustment to contingent consideration associated with our acquisition of WG Healthcare.

[6]
During the fiscal year ended December 30, 2018, we recognized: (a) a $3.6 million tax benefit related to the realizability of deferred tax assets as result of the Cartiva acquisition; (b) a tax provision of $2.7 million due to a change in judgment regarding our ability to realize certain deferred tax assets; and (c) a $0.2 million U.S. tax benefit within continuing operations recorded as a result of the year to date pre-tax gain recognized within discontinued operations due to the previously announced $30.75 million insurance settlement. During the fiscal year ended December 31, 2017, we recognized: (a) a $25.0 million tax benefit related to the realizability of net operating losses and (b) tax law reform changes in the U.S. and France resulting in an $8.3 million tax benefit. During the fiscal year ended December 25, 2016, we recognized a $2.3 million income tax benefit related to the settlement of an IRS audit.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following management's discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition, as well as our critical accounting estimates.
On October 21, 2016, we, Corin, and certain other entities related to us entered into a business sale agreement and simultaneously completed and closed the sale of our former Large Joints business. The financial results of our Large Joints business, including costs associated with corporate employees and infrastructure transferred as a part of the sale and services we were providing Corin under a transitional services agreement and supply agreement, are reflected within discontinued operations for all periods presented, unless otherwise noted.
On January 9, 2014, legacy Wright completed the sale of its former OrthoRecon business to MicroPort. The financial results of the OrthoRecon business are reflected within discontinued operations for all periods presented, unless otherwise noted.
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
On August 24, 2018, we entered into a definitive agreement to acquire 100% of the outstanding equity on a fully diluted basis of Cartiva, an orthopaedic medical device company focused on treatment of osteoarthritis of the great toe, for a total price of $435 million in cash, subject to certain adjustments as set forth in the agreement. On October 10, 2018, we completed the acquisition, which adds a differentiated PMA approved technology for a high-volume foot and ankle procedure and further accelerates growth opportunities in our global extremities business. We funded the acquisition with the proceeds from a registered underwritten public offering of 18.2 million ordinary shares which had net proceeds of $423.0 million. See Note 13 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data” for additional details related to the public offering.
References in this section to “we,” “our” and “us” refer to Wright Medical Group N.V. and its subsidiaries after the Wright/Tornier merger and Wright Medical Group, Inc. and its subsidiaries before the merger. Our fiscal year-end is generally determined on a 52-week basis and runs from the Monday nearest to the 31st of December of a year, and ends on the Sunday nearest to the 31st of December of the following year. Every few years, it is necessary to add an extra week to the year making it a 53-week period. The fiscal years ended December 30, 2018 and December 25, 2016 were 52-week periods. The fiscal year ended December 31, 2017 was a 53-week period. References in this report to a particular year generally refer to the applicable fiscal year. Accordingly, references to “2018” or “the year ended December 30, 2018” mean the fiscal year ended December 30, 2018.
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
Our global corporate headquarters are located in Amsterdam, the Netherlands. We also have significant operations located in Memphis, Tennessee (U.S. headquarters, research and development, sales and marketing administration, and administrative activities); Bloomington, Minnesota (upper extremities sales and marketing and warehousing operations); Arlington, Tennessee (manufacturing and warehousing operations); Franklin, Tennessee (manufacturing and warehousing operations); Columbia City, Indiana (research and development); Alpharetta, Georgia (manufacturing and warehousing operations); Montbonnot, France (manufacturing and warehousing operations); Plouzané, France (research and development); and Macroom, Ireland (manufacturing). In addition, we have local sales and distribution offices in Canada, Australia, Asia, Latin America, and throughout Europe.
We offer a broad product portfolio of approximately 150 extremities products and approximately 20 biologics products that are designed to provide solutions to our surgeon customers, with the goal of improving clinical outcomes and the “quality of life” for their patients. Our product portfolio consists of the following product categories:

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
Our sales and distribution system in the United States currently consists of 80 geographic sales territories that are staffed by over 500 direct sales representatives and 27 independent sales agencies or distributors. These sales representatives and independent sales agencies and distributors are generally aligned to selling either our upper extremities products or lower extremities products, but, in some cases, certain agencies or direct sales representatives sell products from both our upper and lower extremities product portfolios in their territories. Internationally, we utilize several distribution approaches that are tailored to the needs and requirements of each individual market. Our international sales and distribution system currently consists of 13 direct sales offices and approximately 90 distributors that sell our products in approximately 50 countries, with principal markets outside the United States in Europe, Asia, Canada, Australia, and Latin America. Our U.S. sales accounted for 74.6% and 74.4% of total net sales for 2018 and 2017, respectively.
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
Our principal upper extremities products include the AEQUALIS ASCEND® FLEX™ convertible shoulder system and SIMPLICITI® total shoulder replacement system, AEQUALIS® PERFORM™ Glenoid System, and the AEQUALIS® REVERSED II™ reversed shoulder system. SIMPLICITI® is the first minimally invasive, canal sparing total shoulder available in the United States. We believe SIMPLICITI® allows us to expand the market to include younger patients that historically have deferred these procedures. Our BLUEPRINT™ 3D Planning Software can be used with our products to assist surgeons in accurately positioning the glenoid and humeral implants and replicating the pre-operative surgical plan. Other principal upper extremities products include the EVOLVE® radial head prosthesis for elbow fractures, the EVOLVE® Elbow Plating System, and the RAYHACK® osteotomy system. FDA 510(k) clearance of the AEQUALIS® FLEX REVIVE™ shoulder system was received in the third quarter of 2018. AEQUALIS® FLEX REVIVE™ was launched to limited users early in the first quarter of 2019 and full commercial launch is anticipated during the first half of 2019.
Our principal lower extremities products include the INBONE®, INFINITY®, and INVISIONTM Total Ankle Replacement Systems, all of which can be used with our PROPHECY® Preoperative Navigation Guides, which combine computer imaging with a patient’s CT scan, and are designed to provide alignment accuracy while reducing surgical steps. As a result of our recent acquisition of Cartiva, our lower extremities product portfolio now includes Cartiva's SCI, the only PMA approved product for treatment of first MTP joint osteoarthritis. Our lower extremities products also include the Salvation external fixation system for the treatment of Charcot diabetic foot, the CLAW® II Polyaxial Compression Plating System, the ORTHOLOC™ 3Di Reconstruction Plating System, the PhaLinx® System used for hammertoe indications, PRO-TOE® VO Hammertoe System, the DARCO® family of locked plating systems, the VALOR® ankle fusion nail system, and the Swanson line of toe joint replacement products. The PROstep™ Minimally Invasive Surgery System for Foot and Ankle was launched to limited users in the third quarter of 2017, and was fully launched early in the third quarter of 2018. We also launched a number of line extensions to the SALVATION™ limb salvage portfolio in 2018. We expect continued demand for these new products.
The field of biologics employs tissue engineering and regenerative medicine technologies focused on remodeling and regeneration of tendons, ligaments, bone, and cartilage. Biologic products use both biological tissue-based and synthetic materials to allow the body to regenerate damaged or diseased bone and to repair damaged or diseased soft tissue. These products aid the body’s natural regenerative capabilities to heal itself. Biologic products provide a lower morbidity solution to “autografting,” a procedure that involves harvesting a patient’s own bone or soft tissue and transplanting it to a different site. Following an autografting procedure, the patient typically has pain and, at times, complications result at the harvest site after surgery. Biologically or synthetically derived soft tissue grafts and scaffolds are used to treat soft tissue injuries and are complementary to many sports medicine applications, including rotator cuff tendon repair and Achilles tendon repair. Hard tissue biologics products are used in many bone fusion or trauma cases where healing potential may be compromised and additional biologic factors are desired to enhance healing, where the surgeon needs additional bone, or in cases where the surgeon wishes to use materials that are naturally incorporated by the body over time. We estimate that the worldwide orthobiologics market to be over $3.5 billion, and with annual growth rates of 3-5%. Three multinational companies currently dominate the orthobiologics industry.
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
Significant Business Developments. On October 1, 2015, simultaneous with the completion of the Wright/Tornier merger, we completed the divestiture of the U.S. rights to legacy Tornier's SALTO TALARIS® and SALTO TALARIS® XT™ line of ankle replacement products and line of silastic toe replacement products, among other assets, for cash. We retained the right to sell these products outside the United States for up to 20 years unless the purchaser exercises an option to purchase the ex-United States rights to the products. On October 4, 2018, the purchaser exercised its option to acquire the rights and assets associated with the international Salto ankle and silastic toe replacement products. We are currently in discussions with the purchaser over the exact terms and timing of the acquisition. Net sales of the associated products totaled $4.3 million, $4.7 million, and $5.4 million for the fiscal years ended December 30, 2018, December 31, 2017, and December 25, 2016, respectively.
On August 24, 2018, we entered into a definitive agreement to acquire 100% of the outstanding equity on a fully diluted basis of Cartiva, an orthopaedic medical device company focused on treatment of osteoarthritis of the great toe, for a total price of $435 million in cash, subject to certain adjustments as set forth in the agreement. On October 10, 2018, we completed the acquisition. We funded the acquisition with the proceeds from a registered underwritten public offering of 18.2 million ordinary shares, at an initial price to the public of $24.60 per share, for a total price of $448.9 million. The net proceeds to us were $423.0 million, after deducting underwriting discounts and commissions of $25.4 million and offering costs of $0.5 million. The offering closed on August 30, 2018, and on October 10, 2018, the proceeds were used to fund the Cartiva acquisition, as well as costs and expenses related thereto. The Cartiva acquisition adds a differentiated PMA approved technology for a high-volume foot and ankle procedure and further accelerates growth opportunities in our global extremities business.
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
On May 7, 2018, we amended and restated the ABL Credit Agreement to add a $40 million Term Loan Facility. The initial $20 million term loan tranche was funded at closing. We may at any time borrow the second $20 million term loan tranche, but will be required to do so no later than May 7, 2019 unless certain adjusted EBITDA targets are met; in which case, we will be permitted to extend the borrowing requirement for up to an additional two years. All borrowings under the Term Loan Facility are subject to the satisfaction of customary conditions, including the absence of default and the accuracy of representations and warranties in all material respects. In February 2019, we amended the ABL Credit Agreement to, among other things, increase the amount of commitments under the line of credit from $150 million to $175 million and under the second tranche of the Term Loan Facility from $20 million to $35 million. As a result of the increase under the line of credit, the amount of additional commitments we are able to activate under the line of credit was reduced from $100 million to $75 million. See Note 19 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”
In June 2018, we issued $675 million of 2023 Notes and settled $400.9 million of 2020 Notes and received cash of $215.5 million, net of premium and interest paid on the 2020 Notes. We also paid $141.3 million for hedges associated with the 2023 Notes and received approximately $102.1 million for the issuance of warrants associated with the 2023 Notes. Finally, during June 2018, we wrote off a pro rata share of the 2020 unamortized debt discount and deferred financing fees which totaled $39.9 million. In February 2019, we issued $139.6 million additional aggregate principal amount of the 2023 Notes in exchange for $130.1 million aggregate principal amount of the 2020 Notes and settled a pro rata share of the 2020 Notes Conversion Derivatives, 2020 Notes Hedges and warrants corresponding to the amount of 2020 Notes exchanged pursuant to this exchange. We also entered into additional agreements for 2023 Notes Conversion Derivatives, 2023 Notes Hedges, and warrants. See Note 19 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”
In September 2015, the third insurance carrier in the policy year applicable to titanium modular neck fracture claims denied coverage under its $25 million excess liability policy despite full payout by the other carriers in that policy year. We strongly disputed the carrier's position and, in accordance with the dispute resolution provisions of the policy, initiated an arbitration proceeding in London, England seeking payment of these funds. The arbitration proceeding was completed on February 15, 2018 and, on April 11, 2018, the arbitration tribunal issued its ruling. Thereafter, we and the insurance carrier agreed to resolve the entire matter in exchange for a single lump sum payment by the carrier to us in the amount of $30.75 million, representing the full policy limits of $25 million plus an additional $5.75 million for legal costs and interest. We received payment of this sum from the carrier on May 8, 2018. This insurance recovery is reflected within our results of discontinued operations for 2018.
Financial Highlights. Net sales increased 12.2% totaling $836.2 million in 2018, compared to $745.0 million in 2017, driven primarily by 12.4% growth in our U.S. net sales.
Our U.S. net sales increased by $69.0 million, or 12.4%, in 2018 as compared to 2017, driven primarily by continued success of our AEQUALIS® PERFORMTM Reversed Glenoid System and our SIMPLICITI® shoulder system, as well as net sales growth of our INFINITY® total ankle replacement system and our AUGMENT® Injectable Bone Graft products. The impact from Cartiva revenue was approximately $9.2 million. These increases were partially offset by four fewer selling days in 2018, which we estimate to be approximately $9.0 million.
Our international net sales increased $22.2 million, or 11.6%, in 2018 as compared to 2017, primarily due to continued growth in our upper extremities business in both our direct and indirect markets, and a $4.8 million favorable impact from foreign currency exchange rates.
In 2018, our net loss from continuing operations totaled $169.3 million, compared to a net loss from continuing operations of $64.9 million in 2017. This increase in net loss from continuing operations was primarily driven by increases in other expense, net from a $39.9 million non-cash loss on extinguishment of debt to write-off unamortized debt discount and deferred financing fees associated with the extinguishment of $400.0 million of the 2020 Notes and a $35.9 million loss for the mark-to-market adjustment of our derivative instruments. Additionally, 2017 included a $25.0 million tax benefit related to a change in the realizability of certain U.S. net operating losses following the completion of a tax project.

These unfavorable changes in net loss from continuing operations were partially offset by improved profitability in our U.S. lower extremities and U.S. upper extremities businesses due to leveraging fixed expenses over increased net sales.
Opportunities and Challenges. We intend to continue to leverage the global strengths of our product brands as a pure-play extremities and biologics business. Additionally, we believe the highly complementary nature of our businesses gives us significant diversity and scale across a range of geographies and product categories. We believe our December 2017 acquisition of IMASCAP, a leader in the development of software-based solutions for preoperative planning of shoulder replacement surgery, ensures exclusive access to breakthrough software enabling technology and patents, including BLUEPRINT™, to further differentiate our product portfolio and to further accelerate growth opportunities in our global extremities business. BLUEPRINT™ is proving to be integral to our ability to convert competitive surgeons, and we believe that impact will increase as we execute our plans to make the system easier to use and release additional enhancements. As of December 30, 2018, approximately 40% of our U.S. shoulder customers are using BLUEPRINT™.
Further, we were delighted to add Cartiva’s SCI, the first and only PMA product for the treatment of great toe osteoarthritis, to our market-leading lower extremities portfolio. Supported by compelling clinical performance and backed by Level I clinical evidence, Cartiva is experiencing rapid commercial adoption and is well positioned for future growth as it addresses large markets with significant unmet needs and strong patient demand. We expect this acquisition to support our growth prospects in our core lower extremities business throughout 2019.
We believe we have significant opportunity to increase sales with the recent and anticipated launch of new products, including our AEQUALIS® PERFORMTM Reversed Glenoid System, our PROstep™ Minimally Invasive Surgery System, AUGMENT® Injectable Bone Graft, and through driving BLUEPRINT™ adoption and by focusing on implementing initiatives to help us better compete at ambulatory surgery centers.
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
Comparison of the fiscal year ended December 30, 2018 to the fiscal year ended December 31, 2017
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

	Fiscal year ended
	December 30, 2018		December 31, 2017
	Amount	% of net sales	Amount	% of net sales
Net sales	$836,190	100.0%	$744,989	100.0%
Cost of sales [1]	180,153	21.5%	160,947	21.6%
Gross profit	656,037	78.5%	584,042	78.4%
Operating expenses:
Selling, general and administrative [1]	577,961	69.1%	525,222	70.5%
Research and development [1]	59,142	7.1%	50,115	6.7%
Amortization of intangible assets	26,730	3.2%	28,396	3.8%
Total operating expenses	663,833	79.4%	603,733	81.0%
Operating loss	(7,796)	(0.9)%	(19,691)	(2.6)%
Interest expense, net	80,247	9.6%	74,644	10.0%
Other expense, net	81,797	9.8%	5,570	0.7%
Loss from continuing operations before income taxes	(169,840)	(20.3)%	(99,905)	(13.4)%
Benefit for income taxes	(536)	(0.1)%	(34,968)	(4.7)%
Net loss from continuing operations	(169,304)	(20.2)%	(64,937)	(8.7)%
Loss from discontinued operations, net of tax	(201)		(137,661)
Net loss	$(169,505)		$(202,598)
___________________________

[1]	These line items include the following amounts of non-cash, share-based compensation expense for the periods indicated:

	Fiscal year ended
	December 30, 2018	% of net sales	December 31, 2017	% of net sales
Cost of sales	$585	0.1%	$565	0.1%
Selling, general and administrative	23,608	2.8%	17,705	2.4%
Research and development	1,927	0.2%	1,123	0.2%

The following table sets forth our net sales by product line for our U.S. and International businesses for the periods indicated (in thousands) and the percentage of year-over-year change:

	Fiscal year ended
U.S.	December 30, 2018	December 31, 2017	% change
Lower extremities	$250,735	$228,044	10.0%
Upper extremities	281,314	239,965	17.2%
Biologics	83,077	78,361	6.0%
Sports med & other	8,412	8,141	3.3%
Total U.S.	$623,538	$554,511	12.4%

International
Lower extremities	$60,749	$58,473	3.9%
Upper extremities	114,460	94,699	20.9%
Biologics	25,757	22,276	15.6%
Sports med & other	11,686	15,030	(22.2)%
Total International	$212,652	$190,478	11.6%

Total net sales	$836,190	$744,989	12.2%
Net sales
U.S. net sales. U.S. net sales totaled $623.5 million in 2018, a 12.4% increase from $554.5 million in 2017, primarily due to continued growth in our U.S. upper extremities business. Additionally, our U.S. lower extremities business had strong sales growth due to continued growth in both our core products and total ankle as well as $9.2 million of net sales from Cartiva. These increases were partially offset by four fewer selling days in 2018, the impact of which we estimate to be approximately $9.0 million. U.S. sales represented approximately 74.6% of total net sales in 2018, compared to 74.4% of total net sales in 2017.
Our U.S. lower extremities net sales increased to $250.7 million in 2018 compared to $228.0 million in 2017, representing growth of 10.0%. This growth was driven by a 15% growth in our INFINITY® total ankle replacement products and net sales growth in our core lower extremities business primarily due to increased contributions from our expanded sales organization. Additionally, the impact from Cartiva revenue was approximately $9.2 million. These increases were partially offset by the impact of four fewer selling days in 2018.
Our U.S. upper extremities net sales increased to $281.3 million in 2018 from $240.0 million in 2017, representing growth of 17.2%. This growth was driven by our innovative shoulder product portfolio, including the ongoing launch of our AEQUALIS® PERFORMTM Reversed Glenoid System, continued contributions from our SIMPLICITI® shoulder system, and accelerating adoption of our BLUEPRINT™ enabling technology. These increases were partially offset by the impact of four fewer selling days in 2018.
Our U.S. biologics net sales totaled $83.1 million in 2018, up from $78.4 million in 2017, representing a 6.0% increase over 2017. This increase was driven by net sales volume growth in our core biologics products and AUGMENT® Injectable Bone Graft, which launched at the end of the second quarter of 2018 after receiving FDA approval. These increases were partially offset by the impact of four fewer selling days in 2018.
International net sales. Net sales in our international regions totaled $212.7 million in 2018, compared to $190.5 million in 2017. This 11.6% increase was primarily due to continued growth in our upper extremities business in both our direct and indirect markets. We also had a $4.8 million favorable impact from foreign currency exchange rates (a 3 percentage point favorable impact international sales growth rate).
Our international lower extremities net sales increased 3.9% to $60.7 million in 2018 from $58.5 million in 2017 primarily due to increased sales volumes to our distributor markets and a $1.3 million favorable impact from foreign currency exchange rates (a 2 percentage point favorable impact to international lower extremities sales growth rate).
Our international upper extremities net sales increased 20.9% to $114.5 million in 2018 from $94.7 million in 2017 due to a 12.9% increase in sales in our direct markets and significant increased sales volume to our distributor markets. The majority of our direct markets experienced significant growth during 2018. We also had a $3.1 million favorable impact from foreign currency exchange rates (a 3 percentage point favorable impact to international upper extremities sales growth rate).
Our international biologics net sales increased 15.6% to $25.8 million in 2018 from $22.3 million in 2017. This increase was primarily attributable to increased sales volumes to our distributor markets. The net impact from foreign currency exchange rates was immaterial.
Cost of sales
Our cost of sales totaled $180.2 million, or 21.5% of net sales, in 2018, compared to $160.9 million, or 21.6% of net sales, in 2017. Our cost of sales as a percentage of net sales remained relatively constant as favorable manufacturing expenses were offset by unfavorable changes in customer and geographical mix.
Our cost of sales and corresponding gross profit percentages can be expected to fluctuate in future periods depending upon, among other factors, changes in our product sales mix and prices, distribution channels and geographies, manufacturing yields, period expenses, levels of production volume, and currency exchange rates.
Selling, general and administrative
Our selling, general and administrative expenses totaled $578.0 million, or 69.1% of net sales, in 2018, compared to $525.2 million, or 70.5% of net sales, in 2017. In 2018, selling, general and administrative expenses included transaction and transition costs of $7.6 million, or 0.9% of net sales. In 2017, selling, general and administrative expenses included transaction and transition cost of $9.0 million, or 1.2% of net sales, offset by a benefit from incentive and indirect tax projects of $9.0 million, or 1.2% of net sales. The remaining selling, general and administrative expenses as a percentage of net sales decreased 2.3 percentage points due to leveraging corporate and certain U.S. selling, general and administrative expenses over increased net sales, partially offset by higher levels of cash incentive compensation expense and non-cash share-based compensation expense.
Our selling, general and administrative expenses are expected to decrease as a percentage of net sales in 2019 through opportunities to continue to improve efficiency and leverage our fixed expenses as we expect net sales to continue to increase at a higher rate than expenses.
Research and development
Our investment in research and development expense totaled $59.1 million in 2018 compared to $50.1 million in 2017. Research and development costs remained constant at approximately 7% of net sales.
Our research and development expenses are estimated to range from 7% to 8% as a percentage of net sales in 2019.
Amortization of intangible assets
Charges associated with amortization of intangible assets totaled $26.7 million in 2018 compared to $28.4 million in 2017. Based on intangible assets held at December 30, 2018, we expect to incur charges associated with amortization of intangible assets of approximately $30.2 million in 2019, $29.5 million in 2020, $29.3 million in 2021, $29.3 million in 2022, and $29.2 million in 2023.
Interest expense, net
Interest expense, net, totaled $80.2 million in 2018 and $74.6 million in 2017. Increased interest expense was driven by the increase in debt outstanding following the issuance of the 2023 Notes in the second quarter of 2018 and the 2021 Term Loan Facility that was established during the second quarter of 2018 (see Note 9 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data” for further discussion of changes in our outstanding debt).
Our interest expense in 2018 related primarily to non-cash interest expense associated with the amortization of the discount on the 2023 Notes, 2021 Notes, and 2020 Notes of $10.1 million, $20.0 million, and $19.1 million, respectively; amortization of deferred financing charges totaling $5.4 million; and cash interest expense totaling $28.3 million primarily associated with the 2023 Notes, 2021 Notes, 2020 Notes, and borrowings under our ABL Facility and the 2021 Term Loan Facility. Our interest expense was partially offset by interest income of $2.7 million as result of the investment of the net proceeds from the 2023 Notes issued in the second quarter of 2018. Our interest expense in 2017 related primarily to non-cash interest expense associated with the amortization of the discount on the 2021 Notes and 2020 Notes of $18.1 million and $27.3 million, respectively; amortization of deferred financing charges totaling $4.9 million; and cash interest expense primarily associated with the coupon on the 2021 Notes, 2020 Notes, 2017 Notes, and our ABL Facility totaling $23.5 million. An insignificant amount of interest income was recorded during 2017.
Other expense, net
Other expense, net was $81.8 million of expense in 2018, compared to $5.6 million of expense in 2017.
In 2018, other expense, net, primarily consisted of:

•	a $39.9 million charge for the write-off of unamortized deferred financing fees and debt discount associated with the extinguishment of $400.0 million of the 2020 Notes;

•	a $35.9 million loss for the net mark-to-market adjustments on our derivative assets and liabilities;

•	a $3.2 million loss from foreign currency translation; and

•	a $1.8 million loss on fair value adjustments to contingent consideration, including mark-to-market adjustments on CVRs issued in connection with the BioMimetic acquisition.
In 2017, other income, net, primarily consisted of:

•	a $4.5 million loss on currency translation, including hedging activities;

•	a $5.3 million loss for the mark-to-market adjustment on CVRs; partially offset by

•	a $4.8 million gain for the net mark-to-market adjustments on our derivative assets and liabilities; and

•	a benefit of $0.6 million related to incentive and indirect tax projects.
Benefit for income taxes
We recorded a tax benefit of $0.5 million in 2018 and $35.0 million in 2017. During 2018, our effective tax rate was approximately 0.3%, as compared to 35.0% in 2017. Our 2018 net tax benefit included an approximately $3.6 million tax benefit recorded due to a change in our valuation allowance as a result of the Cartiva acquisition, a tax provision of $2.7 million due to a change in judgment regarding our ability to realize certain foreign deferred tax assets, and a $0.2 million U.S. tax benefit within continuing operations as a result of the pre-tax gain within discontinued operations. These amounts were offset by income tax provision for net income earned in jurisdictions where we do not have a valuation allowance. Our 2017 tax benefit included approximately $25.0 million recorded due to a change in our valuation allowance with respect to certain deferred tax assets that we had previously determined were not more-likely-than-not to be realized and a $8.3 million benefit resulting primarily from the effects of lower statutory tax rates and provisions regarding certain tax attributes resulting from tax reform legislation enacted in the United States and France.  The remaining tax benefit in 2017 was primarily related to losses, including amortization of intangible assets, in jurisdictions where we do not have a valuation allowance.
Loss from discontinued operations, net of tax
For the fiscal years ended December 30, 2018 and December 31, 2017, our loss from discontinued operations, net of tax, totaled $0.2 million and $137.7 million, respectively. Loss from discontinued operations, net of tax, consists primarily of costs associated with legal defense, income/loss associated with product liability insurance recoveries/denials, and changes to any contingent liabilities associated with the OrthoRecon business that was sold to MicroPort and, to a lesser degree, costs associated with the Large Joints business that was sold to Corin.
In 2018, charges associated with product liability claims from the OrthoRecon business were fully offset by insurance recoveries. As described within Note 16, in September 2015, the third insurance carrier in the policy year applicable to titanium modular neck fracture claims denied coverage under its $25 million excess liability policy despite full payout by the other carriers in that policy year. We strongly disputed the carrier's position and, in accordance with the dispute resolution provisions of the policy, initiated an arbitration proceeding in London, England seeking payment of these funds. The arbitration proceeding was completed on February 15, 2018 and, on April 11, 2018, the arbitration tribunal issued its ruling. Thereafter, we and the insurance carrier agreed to resolve the entire matter in exchange for a single lump sum payment by the carrier to us in the amount of $30.75 million, representing the full policy limits of $25 million plus an additional $5.75 million for costs and interest. We received payment of this sum from the carrier on May 8, 2018 and have reflected this insurance recovery within our results of discontinued operations for 2018.
During the fiscal year ended 2017, the majority of our loss from discontinued operations was the result of our retained metal-on-metal product liability claims. During 2017, we recognized charges, net of insurance proceeds, of $94.0 million, for certain retained metal-on-metal product liability claims associated with the OrthoRecon business.
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

Reportable segments
The following tables set forth, for the periods indicated, net sales and operating income of our reportable segments expressed as dollar amounts (in thousands) and as a percentage of net sales:

	Fiscal year ended December 30, 2018
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics
Net sales	$337,433	$286,105	$212,652
Operating income	96,153	97,644	1,492
Operating income as a percent of net sales	28.5%	34.1%	0.7%

	Fiscal year ended December 31, 2017
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics
Net sales	$309,713	$244,798	$190,478
Operating income	79,889	78,866	3,631
Operating income as a percent of net sales	25.8%	32.2%	1.9%
Net sales of our U.S. lower extremities and biologics segment increased $27.7 million in 2018 over the prior year. Operating income of our U.S. lower extremities and biologics segment increased $16.3 million in 2018 over the prior year. These increases to both net sales and operating income were driven primarily by net sales growth from our total ankle replacement products, our core lower extremities and biologics businesses, AUGMENT® Injectable Bone Graft, which received FDA approval in the second quarter of 2018, and leveraging certain selling, general and administrative expenses over increased net sales. Additionally, the impact from the Cartiva acquisition had an impact of approximately $9.2 million and $4.3 million on sales and operating income, respectively, for our U.S. lower extremities and biologics segment.
Net sales of our U.S. upper extremities segment increased $41.3 million in 2018 over the prior year. Operating income of our U.S. upper extremities segment increased $18.8 million in 2018 over the prior year. These increases to both net sales and operating income were primarily driven by net sales growth within our innovative shoulder product portfolio, including continued success of our PERFORMTM Reversed Glenoid System and our SIMPLICITI® shoulder system, and leveraging certain selling, general and administrative expenses over increased net sales.
Net sales of our International extremities and biologics segment increased $22.2 million in 2018 over the prior year. This increase was primarily due to increased sales in our direct markets in Europe and Canada, with continued growth in our international upper extremities business. Operating income of our International extremities and biologics segment decreased $2.1 million in 2018 over the prior year, primarily due to investments made in sales and marketing in our direct markets, as well as spending associated with the new European MDR.

Comparison of the fiscal year ended December 31, 2017 to the fiscal year ended December 25, 2016
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

	Fiscal year ended
	December 31, 2017		December 25, 2016
	Amount	% of net sales	Amount	% of net sales
Net sales	$744,989	100.0%	$690,362	100.0%
Cost of sales [1,2]	160,947	21.6%	192,407	27.9%
Gross profit	584,042	78.4%	497,955	72.1%
Operating expenses:
Selling, general and administrative [2]	525,222	70.5%	541,558	78.4%
Research and development [2]	50,115	6.7%	50,514	7.3%
Amortization of intangible assets	28,396	3.8%	28,841	4.2%
Total operating expenses	603,733	81.0%	620,913	89.9%
Operating loss	(19,691)	(2.6)%	(122,958)	(17.8)%
Interest expense, net	74,644	10.0%	58,530	8.5%
Other expense (income), net	5,570	0.7%	(3,148)	(0.5)%
Loss from continuing operations before income taxes	(99,905)	(13.4)%	(178,340)	(25.8)%
Benefit for income taxes	(34,968)	(4.7)%	(13,406)	(1.9)%
Net loss from continuing operations	(64,937)	(8.7)%	(164,934)	(23.9)%
Loss from discontinued operations, net of tax	(137,661)		(267,439)
Net loss	$(202,598)		$(432,373)
___________________________

[1]	Cost of sales includes amortization of inventory step-up adjustment of $37.7 million for the fiscal year ended December 25, 2016.

[2]	These line items include the following amounts of non-cash, share-based compensation expense for the periods indicated:

	Fiscal year ended
	December 31, 2017	% of net sales	December 25, 2016	% of net sales
Cost of sales	$565	0.1%	$414	0.1%
Selling, general and administrative	17,705	2.4%	13,216	1.9%
Research and development	1,123	0.2%	786	0.1%

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
Cost of sales
Our cost of sales totaled $160.9 million, or 21.6% of net sales, in 2017, compared to $192.4 million, or 27.9% of net sales, in 2016, representing a decrease of 6.3 percentage points as a percentage of net sales. This decrease was primarily driven by $37.7 million

(5.5% of net sales) of inventory step-up amortization in 2016 associated with inventory acquired from the Wright/Tornier merger. The remaining decrease in cost of sales as a percentage of net sales was primarily driven by manufacturing efficiencies as compared to the prior year period.
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
Amortization of intangible assets
Charges associated with amortization of intangible assets totaled $28.4 million in 2017, compared to $28.8 million in 2016.
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
Other expense (income), net
Other expense, net was $5.6 million of expense in 2017, compared to $3.1 million of income in 2016.
In 2017, other expense, net, primarily consisted of:

•	a $4.5 million loss on currency translation, including hedging activities;

•	a loss of $5.3 million for the mark-to-market adjustment on CVRs issued in connection with the BioMimetic acquisition; partially offset by

•	a gain of $4.8 million for the net mark-to-market adjustments on our derivative assets and liabilities; and

•	a benefit of $0.6 million related to incentive and indirect tax projects.
In 2016, other income, net, primarily consisted of:

•	a gain of $28.3 million for the mark-to-market adjustment on our derivatives; partially offset by

•	a $12.3 million write-off of unamortized debt discount and deferred financing fees; and

•	a loss of $8.7 million for the mark-to-market adjustment on the CVRs issued in connection with the BioMimetic acquisition.
Benefit for income taxes
We recorded a tax benefit of $35.0 million in 2017 and $13.4 million in 2016. During 2017, our effective tax rate was approximately 35.0%, as compared to 7.5% in 2016. Our 2017 tax benefit included approximately $25.0 million recorded due to a change in our valuation allowance with respect to certain deferred tax assets that we had previously determined were not more-likely-than-not to be realized. In addition, our 2017 tax benefit included approximately $8.3 million resulting primarily from the effects of lower statutory tax rates and provisions regarding certain tax attributes resulting from tax reform legislation enacted in the United States and France.  The remaining tax benefit in 2017 was primarily related to losses, including amortization of intangible assets, in jurisdictions where we do not have a valuation allowance. Our 2016 tax benefit included a $5.6 million benefit representing the deferred tax effects associated with the acquired Tornier operations, as well as a $2.3 million benefit related to the resolution of an IRS tax audit. The remaining tax benefit in 2016 was primarily related to losses, including amortization of inventory fair value step-up and intangible assets, in jurisdictions where we do not have a valuation allowance.
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
Liquidity and Capital Resources
The following table sets forth, for the periods indicated, certain liquidity measures (in thousands):

	December 30, 2018	December 31, 2017
Cash and cash equivalents	$191,351	$167,740
Working capital [1]	136,106	151,599
_____________________

[1]
The holders of the 2020 Notes may convert their notes at any time prior to August 15, 2019 solely into cash upon satisfaction of certain circumstances as described below. On or after August 15, 2019, holders may convert their 2020 Notes solely into cash, regardless of the foregoing circumstances. Due to the ability of the holders of the 2020 Notes to convert within the next year, the carrying value of the 2020 Notes were classified as current liabilities as of December 30, 2018. The respective balances were classified as long-term as of December 31, 2017.

Operating activities. Cash (used in) provided by operating activities totaled $(63.7) million, $(184.8) million, and $37.8 million in 2018, 2017, and 2016, respectively. The decrease in cash used in operating activities in 2018 as compared to 2017 was primarily due to lower levels of cash settlements for product liabilities associated with discontinued operations. Cash used in operating activities by the OrthoRecon business totaled $91.4 million and $221.6 million in 2018 and 2017, respectively (see Note 16 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data” for further discussion of product liability settlements liabilities and insurance recoveries), as well as improved cash profitability of continuing operations, partially offset by the 2018 payment of $42.0 million upon reaching the CVR product sales milestone payment associated with sales for AUGMENT® Bone Graft.
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
Investing activities. In 2018, the majority of our cash used in financing activities was associated with the acquisition of Cartiva for $434.3 million, net of cash acquired.
Our capital expenditures totaled $71.5 million in 2018, $63.5 million in 2017, and $50.1 million in 2016. Historically, our capital expenditures have consisted principally of surgical instrumentation, purchased manufacturing equipment, research and testing equipment, and computer systems. In 2017 and 2016, we also incurred capital expenditures associated with integration activities of the Wright/Tornier merger, including spending on computer systems and facilities as we integrated operations in certain international markets.
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
Financing activities. Cash provided by financing activities totaled $598.1 million, $46.8 million, and $270.4 million in 2018, 2017 and 2016, respectively. Cash provided by financing activities in 2018 was primarily attributable to the net cash proceeds received from the registered equity offering and 2023 Notes issuance. During August 2018, we entered into an underwriting agreement with J.P. Morgan, relating to a registered public offering of our ordinary shares. The discounted proceeds to Wright for the equity offering to fund the Cartiva acquisition were $448.9 million. Payments of equity offering costs were $25.9 million during 2018. Proceeds were subsequently used in October 2018 to fund the $435 million purchase price of Cartiva.

During June 2018, we issued $675.0 million of 2023 Notes, settled $400.9 million of 2020 Notes, and paid a premium of $55.6 million on the 2020 Notes. We also paid $141.3 million for hedges associated with the 2023 Notes and received approximately $102.1 million for the issuance of warrants associated with the 2023 Notes. As part of the 2023 Notes issuance, Term Loan Facility and 2023 warrants, we paid $14.7 million for deferred financing costs. Other debt proceeds were primarily made up of the Term Loan Facility which were used to pay down a portion of the asset-based line of credit under the ABL Facility. In July 2018, we settled a pro rata share of the 2020 Notes hedges and 2020 warrants which resulted in net proceeds of $10.6 million.
Cash provided by financing activities in 2017 was primarily attributable to $34.9 million of debt proceeds largely from additional borrowings from the ABL Facility, partially offset by $11.5 million of debt payments including a $2.0 million payment of the 2017 Notes and net payments due to the weekly lockbox repayment/re-borrowing arrangement underlying the ABL Facility.
During 2016, cash provided by financing activities was primarily attributable to the $30 million proceeds received from the ABL Facility and proceeds received from the issuance of convertible notes, partially offset by the partial settlement of previously outstanding convertible notes. See Note 6 and Note 9 of our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data” for additional information regarding our derivative and debt activity, respectively.
During 2018, we also received $21.6 million of cash from the issuance of ordinary shares in connection with option exercises under our share-based compensation plans, as compared to $27.6 million and $8.5 million in 2017 and 2016, respectively.
Repatriation. As of December 30, 2018, approximately $0.2 million of our cash and cash equivalents was held by certain U.S.-controlled non-U.S. subsidiaries which may not represent available liquidity for general corporate purposes. Our current plans do not foresee a need to repatriate funds that are designated as permanently reinvested in order to fund our operations or meet currently anticipated liquidity and capital investment needs.
Discontinued operations. Cash flows from discontinued operations are combined with cash flows from continuing operations in the consolidated statements of cash flows. Cash flows from discontinued operations include those related to both the Large Joints and OrthoRecon businesses.
During the fiscal year ended December 30, 2018, cash provided by operating activities from the Large Joints business totaled $2.8 million, and cash used in operating activities by the OrthoRecon business totaled $91.4 million.
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
We expect significant cash outflows resulting from product liabilities during 2019 associated with the metal-on-metal settlements described in Note 16 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.” We do not expect that the future cash outflows from discontinued operations, including the payment of these retained liabilities of the OrthoRecon business, will have an impact on our ability to meet contractual cash obligations and fund our working capital requirements, operations, and anticipated capital expenditures.

Contractual cash obligations. At December 30, 2018, we had contractual cash obligations and commercial commitments as follows (in thousands):

	Payments due by periods
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Amounts reflected in consolidated balance sheet:
Capital lease obligations [1]	$28,685	$7,369	$10,651	$5,983	$4,682
Notes payable [2]	1,286,542	190,597	418,588	675,977	1,380

Amounts not reflected in consolidated balance sheet:
Operating leases	$41,232	$9,606	$13,517	$7,111	$10,998
Minimum supply obligations	4,480	1,913	2,567	—	—
Interest on notes payable [3]	86,813	24,679	41,107	21,027	—
Purchase option for building	11,980	11,980	—	—	—

Total contractual cash obligations	$1,459,732	$246,144	$486,430	$710,098	$17,060
_______________________________

[1]	Payments include amounts representing interest.

[2]
Our notes payable include 2020 Notes, 2021 Notes, 2023 Notes, ABL Term Loan Facility, and other debt. See further discussion in Note 9 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

[3]
Represents interest on 2020 Notes, 2021 Notes, 2023 Notes, ABL Term Loan Facility, and other debt. See further discussion in Note 9 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

The amounts reflected in the table above exclude the following:

•
product liabilities, including the settlement of certain metal-on-metal hip replacement product liability litigation, described in Note 16 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data”

•
debt outstanding under the ABL Facility (we have reflected this debt as a current liability on our consolidated balance sheet as of December 30, 2018 as required by US GAAP due to the weekly lockbox repayment/re-borrowing arrangement underlying the agreement, as well as the ability for the lenders to accelerate the repayment of the debt under certain circumstances) as described in Note 9 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data”

•
2023, 2021, and 2020 Notes Conversion Derivatives (see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for quantitative analysis on possible cash obligations upon maturity at various assumed stock prices)

•
contingent consideration of up to $42 million related to the BioMimetic acquisition which is payable if, prior to March 1, 2019, sales of AUGMENT® Bone Graft reach $70 million over 12 consecutive months

•
contingent consideration related to the IMASCAP acquisition of approximately €16.7 million or $19.2 million that may be required in potential sales earnouts and milestone payments for new software modules and a potential future implant system as described in Note 6 and Note 12 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data”

•
unrecognized tax benefits of approximately $5 million, as certain of these matters may not require cash settlement due to the existence of net operating loss carryforwards as described in Note 11 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

Portions of these payments are denominated in foreign currencies and were translated in the table above based on their respective U.S. dollar exchange rates at December 30, 2018. These future payments are subject to foreign currency exchange rate risk.
The amounts reflected in the table above for capital lease obligations represent future minimum lease payments under our capital lease agreements, which are primarily for certain property and equipment. The present value of the minimum lease payments are recorded in our consolidated balance sheet at December 30, 2018. The minimum lease payments related to these leases are discussed further in Note 9 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

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
Other liquidity information. We have funded our cash needs through borrowings under credit facilities, including most recently our ABL Facility, various equity and debt issuances and through cash flow from operations.
In August 2018, we entered into an underwriting agreement with J.P. Morgan, relating to a registered public offering. The net proceeds to Wright were $423.0 million. The proceeds were subsequently used to fund the $435 million purchase of Cartiva in October 2018 as well as costs and expenses related thereto.
On December 23, 2016, we, together with WMG and certain of our other wholly-owned U.S. subsidiaries, entered into an ABL Credit Agreement with Midcap Financial Trust, as administrative agent (Agent) and a lender and the additional lenders from time to time party thereto. The ABL Credit Agreement provides for a $150 million senior secured asset based line of credit, subject to the satisfaction of a borrowing base requirement (ABL Facility). The ABL Facility may be increased by up to $100 million upon our request, subject to the consent of the Agent and each of the other lenders providing such increase and the satisfaction of customary conditions. We are required to maintain net revenue at or above specified minimum levels, to maintain liquidity in the United States above a specified level and to comply with other covenants under the ABL Credit Agreement. We are in compliance with all covenants as of December 30, 2018. As of December 30, 2018, we had $17.8 million in borrowings outstanding under the ABL Facility and $132.2 million in unused availability under the ABL Facility. As of December 31, 2017, we had $53.6 million in borrowings outstanding under the ABL Facility and $96.4 million in unused availability under the ABL Facility.
On May 7, 2018, we amended and restated the ABL Credit Agreement to add a $40 million term loan facility (Term Loan Facility). The initial $20 million term loan tranche was funded at closing. The borrowers under the ABL Credit Agreement (Borrowers) may at any time borrow the second $20 million term loan tranche, but will be required to do so no later than May 7, 2019 unless certain adjusted EBITDA targets are met; in which case, the Borrowers will be permitted to extend the borrowing requirement for up to an additional two years. All borrowings under the Term Loan Facility are subject to the satisfaction of customary conditions, including the absence of default and the accuracy of representations and warranties in all material respects. As of December 30, 2018, we had $20 million outstanding under the Term Loan Facility.
In February 2019, we amended the ABL Credit Agreement to, among other things, increase the amount of commitments under the line of credit from $150 million to $175 million and under the second tranche of the Term Loan Facility from $20 million to $35 million. As a result of the increase under the line of credit, the amount of additional commitments we are able to activate under the line of credit was reduced from $100 million to $75 million. See Note 19 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”
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
On October 3, 2017, WMT entered into two settlement agreements (collectively, the Second Settlement Agreements) with the Court-appointed attorneys representing plaintiffs in the MDL and JCCP. Under the terms of the Second Settlement Agreements, the parties agreed to settle 629 specifically identified CONSERVE®, DYNASTY®, and LINEAGE® claims that meet the eligibility requirements of the Second Settlement Agreements and are either pending in the MDL or JCCP, or subject to court-approved tolling agreements in the MDL or JCCP, for a maximum settlement amount of $89.75 million. The comprehensive settlement amount was contingent on WMT’s recovery of new insurance payments totaling at least $35 million from applicable insurance carriers by December 31, 2017. On March 29, 2018, WMT entered into a Third Amendment to the Third Settlement Agreement which eliminated the contingency and gave WMT the option, by September 30, 2018, to either pay or make available for payment the then outstanding deficit on the insurance contingency or transfer to eligible claimants WMT’s claims against the insurance carriers with whom WMT has not settled, and pay or make available for payment such insurance deficit in March 2019, subject to the right to recover these funds from any plaintiff recoveries from carriers plus ten percent interest, plus an additional $5 million in costs, in each case after recovery by plaintiffs’ counsel of costs and fees. In connection with such transfer agreement, WMT would also enter into a stipulated judgment in the amount of $541 million, which judgment would not be recoverable against WMT or its affiliates. On September 27, 2018, WMT elected not to transfer WMT’s claims against the insurance carriers with whom WMT has not settled.

As of December 30, 2018, our accrual for metal-on-metal claims totaled $74.5 million, of which $51.9 million is included in our consolidated balance sheet within “Accrued expenses and other current liabilities” and $22.6 million is included within “Other liabilities.”  As of December 31, 2017, our accrual for metal-on-metal claims totaled $177.5 million, of which $127.4 million is included in our consolidated balance sheet within “Accrued expenses and other current liabilities” and $50.1 million is included within “Other liabilities.” See Note 16 to our consolidated financial statements for additional discussion regarding the MSA and Second Settlement Agreements and our accrual methodologies for the metal-on-metal hip replacement product liability claims.
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
In February 2019, we issued $139.6 million additional aggregate principal amount of the 2023 Notes in exchange for $130.1 million aggregate principal amount of the 2020 Notes and settled a pro rata share of the 2020 Notes Conversion Derivatives, 2020 Notes Hedges and warrants corresponding to the amount of 2020 Notes exchanged pursuant to this exchange. We also entered into additional agreements for 2023 Notes Conversion Derivatives, 2023 Notes Hedges, and warrants. See Note 19 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”
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
Although it is difficult for us to predict our future liquidity requirements, we believe that our cash and cash equivalents balance of approximately $191.4 million and the $192.2 million in availability under the ABL Credit Agreement, as of December 30, 2018, but taking into account the February 2019 amendment, will be sufficient for the next 12 months to fund our working capital requirements and operations, permit anticipated capital expenditures in 2019 of approximately $90 million, including approximately $12 million for the purchase of a 40,000 square foot state of the art manufacturing and distribution facility in Arlington, Tennessee, pay retained metal-on-metal product and other liabilities of the OrthoRecon business, including without limitation amounts under the MSA and Second Settlement Agreements, net of insurance recoveries, fund contingent consideration, and meet our other anticipated contractual cash obligations in 2019.
In-process research and development. In connection with the IMASCAP acquisition, we acquired in-process research and development (IPRD) technology related to a patient specific implant system that had not yet reached technological feasibility as of the acquisition date. This project was assigned a fair value of $5.3 million on the acquisition date.
In connection with the Cartiva acquisition, we acquired IPRD technology related to a thumb implant (CMC) that is in development. This project was assigned a fair value of $1.0 million on the acquisition date.
The current IPRD projects we acquired in our IMASCAP and Cartiva acquisitions are as follows:

•
The patient specific implant is a reverse shoulder replacement implant having glenoid or glenoid and humeral implant components. We have an anticipated first clinical use in 2020 and launch in the second half of 2021; however, the risks and uncertainties associated with completion are dependent upon testing validations and FDA and CE mark clearance. We have incurred expenses of approximately $0.1 million in the fiscal year ended December 30, 2018. Project cost to complete is estimated to be less than $2 million.

•
The CMC thumb implant is an arthroplasty device designed to resurface the CMC joint for the treatment of osteoarthritis. We anticipate the launch of CMC thumb implant in 2021; however, the risks and uncertainties associated with completion are dependent upon testing validations and FDA clearance. Project cost to complete is estimated to be less than $3 million.

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
Excess and obsolete inventories. We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory on a first-in, first-out (FIFO) basis or its net realizable value. We regularly review inventory quantities on hand for excess and obsolete inventory, and, when circumstances indicate, we incur charges to write down inventories to their net realizable value. We estimate excess and obsolete inventory based on both the current age of kit inventory as compared to its estimated life cycle and our forecasted product demand and production requirements for other inventory items for the next 36 months. A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. Additionally, our industry is characterized by regular new product development that could result in an increase in the amount of obsolete inventory quantities on hand due to cannibalization of existing products. Also, our estimates of future product demand may prove to be inaccurate in which case we may be required to incur charges for excess and obsolete inventory.
Total charges incurred to write down excess and obsolete inventory to net realizable value included in “Cost of sales” were approximately $20.9 million, $19.2 million, and $21.5 million for the fiscal years ended December 30, 2018, December 31, 2017, and December 25, 2016, respectively. During the fiscal years ended December 30, 2018, December 31, 2017, and December 25, 2016, our excess and obsolete charges included product rationalization initiative adjustments of $4.4 million, $3.1 million, and $4.1 million, respectively.
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
We estimate fair value attributed to in-process research and development (IPRD) acquired as part of acquisitions that has not reached technological feasibility but that has advanced to a stage of development where management reasonably believes net future cash flow forecasts could be prepared and where there is a reasonable possibility of technical success.

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
As of December 30, 2018, we had approximately $1.3 billion of goodwill recorded as a result of our acquisition of businesses, including the Cartiva and IMASCAP acquisitions and the Wright/Tornier merger. Goodwill is tested for impairment annually, or more frequently if changes in circumstances or the occurrence of events suggest that impairment exists. The annual evaluation of goodwill impairment may require the use of estimates and assumptions to determine the fair value of our reporting units using projections of future cash flows. Unless circumstances otherwise dictate, the annual impairment test is performed on October 1 each year.
We performed a qualitative analysis of goodwill for impairment as of October 1, 2018 for our reporting units and determined that it is not more likely than not that the respective carrying values of our reporting units exceeded their fair value, indicating that goodwill was not impaired.
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
We have received claims for personal injury against us associated with fractures of the PROFEMUR® long titanium modular neck product (PROFEMUR® Claims). As of December 30, 2018, there were approximately 19 unresolved pending U.S. lawsuits and approximately 57 unresolved pending non-U.S. lawsuits alleging such claims. The overall fracture rate for the product is low and the fractures appear, at least in part, to relate to patient demographics. Beginning in 2009, we began offering a cobalt-chrome version of the PROFEMUR® modular neck, which has greater strength characteristics than the alternative titanium version. Historically, we have reflected our liability for these claims as part of our standard product liability accruals on a case-by-case basis. However, during the fiscal quarter ended September 30, 2011, as a result of an increase in the number and monetary amount of these claims, management estimated our liability to patients in the United States and Canada who have previously required a revision following a fracture of a PROFEMUR® long titanium modular neck, or who may require a revision in the future. Management has estimated that this aggregate liability is $17.5 million. We have classified $12.3 million of this liability as current in “Accrued expenses and other current liabilities,” as we expect to pay such claims within the next twelve months, and $5.2 million as non-current in “Other liabilities” on our consolidated balance sheet. We expect to pay the majority of these claims within the next three years. Any claims associated with this product outside of the United States and Canada, or for any other products, will be managed as part of our standard product liability accrual methodology on a case-by-case basis.
We are aware that MicroPort has recalled a certain size of its cobalt chrome modular neck product as a result of alleged fractures. As of December 30, 2018, there were eleven pending U.S. lawsuits and six pending non-U.S. lawsuits against us alleging personal injury resulting from the fracture of a cobalt chrome modular neck. These claims will be managed as part of our standard product liability accrual methodology on a case-by-case basis.
We have maintained product liability insurance coverage on a claims-made basis. During the fiscal quarter ended March 31, 2013, we received a customary reservation of rights from our primary product liability insurance carrier asserting that present and future claims related to fractures of the PROFEMUR® titanium modular neck hip products and which allege certain types of injury (Titanium Modular Neck Claims) would be covered as a single occurrence under the policy year the first such claim was asserted.

The effect of this coverage position would be to place Titanium Modular Neck Claims into a single prior policy year in which applicable claims-made coverage was available, subject to the overall policy limits then in effect. Management agreed with the assertion that the Titanium Modular Neck Claims should be treated as a single occurrence, but notified the carrier that it disputed the carrier's selection of available policy years. During the second quarter of 2013, we received confirmation from the primary carrier confirming their agreement with our policy year determination. Based on our insurer's treatment of Titanium Modular Neck Claims as a single occurrence, we increased our estimate of the total probable insurance recovery related to Titanium Modular Neck Claims by $19.4 million, and recognized such additional recovery as a reduction to our selling, general and administrative expenses for the fiscal quarter ended March 31, 2013, within results of discontinued operations. In the fiscal quarter ended June 30, 2013, we received payment from the primary insurance carrier of $5 million. In the fiscal quarter ended September 30, 2013, we received payment of $10 million from the next insurance carrier in the tower. We requested, but did not receive, payment of the remaining $25 million from the third insurance carrier in the tower for that policy period. The policies with the second and third carrier in this tower are “follow form” policies and management believed the third carrier should follow the coverage position taken by the primary and secondary carriers. On September 29, 2015, that third carrier asserted that the terms and conditions identified in its reservation of rights would preclude coverage for the Titanium Modular Neck Claims. Pursuant to applicable accounting standards, we reduced our insurance receivable balance for this claim to $0 and recorded a $25 million charge within “Net loss from discontinued operations” during the fiscal year ended December 27, 2015. We strongly disputed the carrier's position and, in accordance with the dispute resolution provisions of the policy, initiated an arbitration proceeding in London, England seeking payment of these funds. The arbitration proceeding was completed on February 15, 2018 and on April 11, 2018, the arbitration tribunal issued its ruling. Thereafter, we and the insurance carrier agreed to resolve the entire matter in exchange for a single lump sum payment by the carrier to us in the amount of $30.75 million, representing the full policy limits of $25 million plus an additional $5.75 million for legal costs and interest. We received payment of this sum from the carrier on May 8, 2018. This insurance recovery is reflected within our results of discontinued operations for 2018.
Claims for personal injury have also been made against us associated with metal-on-metal hip products (primarily the CONSERVE® product line). The pre-trial management of certain of these claims was consolidated in the federal court system, in the United States District Court for the Northern District of Georgia under multi-district litigation (MDL) and certain other claims by the Judicial Counsel Coordinated Proceedings in state court in Los Angeles County, California (JCCP) in state court in Los Angeles County, California (collectively the Consolidated Metal-on-Metal Claims). Pursuant to previously disclosed settlement agreements with the Court-appointed attorneys representing plaintiffs in the MDL and JCCP described below, the MDL and JCCP were closed to new cases effective October 18, 2017 and October 31, 2017, respectively.
Excluding claims resolved in the settlement agreements described below, as of December 30, 2018, there were approximately 151 unresolved metal-on-metal hip cases pending in the U.S. This number includes cases ineligible for settlement, cases which opted out of settlement, post-settlement cases, tolled cases, and existing state court cases that were not part of the MDL or JCCP. As of December 30, 2018, we estimate there also were pending approximately 33 unresolved non-U.S. metal-on metal cases, 35 unresolved U.S. modular neck cases alleging claims related to the release of metal ions, and zero non-U.S. modular neck cases with such metal ion allegations. We also estimate that as of December 30, 2018 there were approximately 534 non-revision claims either dismissed or awaiting dismissal from the MDL and JCCP pursuant to the terms of the settlement agreements. Although there is a limited time period during which dismissed non-revision claims may be refiled, it is presently unclear how many non-revision claimants will elect to do so. As of December 30, 2018, one dismissed non-revision case has been refiled.
We believe we have data that supports the efficacy and safety of these hip products. Every hip implant case, including metal-on-metal hip cases, involves fundamental issues of law, science, and medicine that often are uncertain, that continue to evolve, and which present contested facts and issues that can differ significantly from case to case. Such contested facts and issues include medical causation, individual patient characteristics, surgery specific factors, statutes of limitation, and the existence of actual, provable injury.
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
The total maximum settlement amount of $89.75 million is allocated among the following three tranches: (1) Tranche 1: $7.9 million to settle 49 additional claims that would have been eligible to participate in the MSA but for the claim limit contained therein, which amount will be funded as such claims are settled; (2) Tranche 2: $5.1 million to settle 39 eligible claims of the oldest claimants (by age), which amount will be funded as such claims are settled; and (3) Tranche 3: $76.75 million to settle 511 eligible claims pending or tolled in the MDL and JCCP existing as of June 30, 2017, and 30 new eligible claims which were presented between July 1, 2017 and October 1, 2017. Settlement funds for Tranche 3 were or will be made available for payment as follows: $45 million (less the remaining insurance deficit, which was $13.1 million) on June 30, 2018, the remaining insurance deficit ($13.1 million) by September 30, 2018, and the balance by September 30, 2019. Funding of the Second Settlement Agreements has begun and $41.9 million was funded as of December 30, 2018.
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
The MSA (which reference includes the supplemental settlements described above) and the Second Settlement Agreements were entered into solely as a compromise of the disputed claims being settled and are not evidence that any claim has merit nor are they an admission of wrongdoing or liability by WMT. WMT will continue to vigorously defend metal-on-metal hip claims not settled pursuant to the above agreements. The Second Settlement Agreements are contingent upon the dismissal without prejudice of pending and tolled claims in the MDL and JCCP that do not meet the inclusion criteria of the MDL or JCCP. Additionally, the Second Settlement Agreements are contingent upon the dismissal without prejudice of all remaining non-revision claims in the MDL and JCCP (presently estimated to number approximately 534 claims either dismissed or awaiting dismissal), pursuant to a tolling agreement that tolls applicable statutes of limitation and repose for three months from a revision of the products or determination that a revision of the products is necessary. The MDL and JCCP courts have both entered orders closing these proceedings to new claims.
As a result of entering into the Second Settlement Agreements during the third quarter of 2017, we recorded an additional accrual of $82.7 million for the 629 matters included within the settlement and for matters that have the same eligibility criteria.
As of December 30, 2018, our accrual for metal-on-metal claims totaled $74.5 million, of which $51.9 million is included in our consolidated balance sheet within “Accrued expenses and other current liabilities” and $22.6 million is included within “Other liabilities.” Our accrual is based on (i) case by case accruals for specific cases where facts and circumstances warrant, and (ii) the implied settlement values for eligible claims under the MSA or Second Settlement Agreements. We are unable to reasonably estimate the high-end of a possible range of loss for claims which elected to opt-out of the MSA or Second Settlement Agreements. Claims we can confirm would meet MSA or Second Settlement Agreements eligibility criteria but are excluded from the settlements due to the maximum settlement cap, or because they are cases not part of the MDL or JCCP, have been accrued as of the respective settlement rates. Due to the general uncertainties surrounding all metal-on metal claims as noted above, as well as insufficient information about individual claims, we are presently unable to reasonably estimate a range of loss for future claims; hence we have not accrued for these claims at the present time.
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
We have maintained product liability insurance coverage on a claims-made basis. During the fiscal quarter ended September 30, 2012, we received a customary reservation of rights from our primary product liability insurance carrier asserting that certain present and future claims which allege certain types of injury related to the CONSERVE® metal-on-metal hip products

(CONSERVE® Claims) would be covered as a single occurrence under the policy year the first such claim was asserted. The effect of this coverage position would be to place CONSERVE® Claims into a single prior policy year in which applicable claims-made coverage was available, subject to the overall policy limits then in effect. Management agrees that there is insurance coverage for the CONSERVE® Claims, but has notified the carrier that it disputes the carrier's characterization of the CONSERVE® Claims as a single occurrence.
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
On May 22, 2018, Wright initiated a lawsuit against Lexington under the three policies that the court did not order into arbitration in Massachusetts. The lawsuit, filed in the Chancery Court of Tennessee, alleges breach of contract, declaratory relief, and bad faith in connection with Lexington’s failure and refusal to provide coverage for the underlying metal-on-metal claims under policies issued for 2009-2012. On July 12, 2018, Lexington brought a motion to stay the litigation and compel arbitration under the 2009-2011 Lexington policies. On February 21, 2019, we filed a motion to strike Lexington’s motion to stay. These motions remain pending.
As of December 30, 2018, our insurance carriers have paid an aggregate of $101.9 million of insurance proceeds related to the metal-on-metal claims, including amounts received under the three above referenced settlement agreements, of which $95.2 million has been paid directly to us and $6.7 million has been paid directly to claimants. Except as provided in the Insurance Settlement Agreement, the Second Insurance Settlement Agreement and the Third Insurance Settlement Agreement, our acceptance of the insurance proceeds was not a waiver of any other claim we may have against the insurance carriers unrelated to metal-on-metal coverage and our disputes with carriers relating thereto. However, the amount we ultimately receive will depend on the outcome of our dispute with the remaining carriers (Lexington and Catlin, with remaining policy limits totaling $30 million and $5 million, respectively) concerning the number of policy years available. We believe our contracts with the insurance carriers are enforceable for these claims; and, therefore, we believe it is probable we will receive additional recoveries from the remaining carriers.
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
Accounting for income taxes. We account for income taxes in accordance with provisions which set forth an asset and liability approach that requires the recognition of deferred tax assets and deferred tax liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Realization of deferred tax assets in each taxable jurisdiction is dependent on our ability to generate future taxable income sufficient to realize the benefits. Management evaluates deferred tax assets on an ongoing basis and provides valuation allowances to reduce net deferred tax assets to the amount that is more likely than not to be realized. Our valuation allowance balances totaled $400.2 million and $366.8 million as of December 30, 2018 and December 31, 2017, respectively, due to uncertainties related to our ability to realize, before expiration, certain of our deferred tax assets for both U.S. and foreign income tax purposes.
As a multinational corporation, we are subject to taxation in many jurisdictions and the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. In accordance with ASC 740 Income Taxes, we recognize the tax effects of an income tax position only if they are “more-likely-than-not” to be sustained based solely on the technical merits as of the reporting date. If we ultimately determine that the payment of these liabilities will be unnecessary, we will reverse the liability and recognize a tax benefit in the period in which we determine the liability no longer applies. Conversely, we record additional tax charges in a period in which we determine that a recorded tax liability is less than we expect the ultimate assessment to be. Our unrecognized tax benefits totaled $4.6 million and $6.0 million as of December 30, 2018 and December 31, 2017, respectively.
In December 2017, the United States enacted new legislation under the 2017 Tax Act. We recognized the income tax effects of the 2017 Tax Act in our 2017 financial statements in accordance with Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allowed us to record provisional amounts under a one-year measurement period. We finalized our accounting for the provisions of the 2017 Tax Act in the fourth-quarter 2018 with no material impact on our financial statements.
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
Borrowings under our ABL Facility bear interest at variable rates. The interest rate margin applicable to borrowings under the ABL Facility is, at the option of the Borrowers, equal to either (a) 3.25% for base rate loans or (b) 4.25% for LIBOR rate loans, subject to a 0.75% LIBOR floor. As of December 30, 2018, we had $17.8 million of borrowings under our ABL Facility. Based upon this debt level, and the LIBOR floor on our interest rate, a 100 basis point increase in the annual interest rate on such borrowings would have an immaterial impact on our interest expense on an annual basis.
On December 30, 2018, we had invested cash and cash equivalents of approximately $191.4 million. We believe that a 10 basis point change in interest rates is reasonably possible in the near term. Based on our current level of investment, an increase or decrease of 10 basis points in interest rates would have an annual impact of approximately $0.2 million to our interest income.
As of December 30, 2018, we had outstanding $186.6 million, $395.0 million, and $675.0 million principal amount of our 2020, 2021, and 2023 Notes, respectively. Additionally, we had $20.0 million principal outstanding under our Term Loan Facility. We carry these instruments at face value less unamortized discount on our consolidated balance sheets. Since these instruments bear interest at a fixed rate, we have no financial statement risk associated with changes in interest rates. However, the fair value of these instruments fluctuates when interest rates change, and when the market price of our ordinary shares fluctuates. We do not carry the 2020, 2021, and 2023 Notes at fair value, but present the fair value of the principal amount of our 2020, 2021, and 2023 Notes for disclosure purposes.
In February 2019, we issued $139.6 million additional aggregate principal amount of the 2023 Notes in exchange for $130.1 million aggregate principal amount of the 2020 Notes and settled a pro rata share of the 2020 Notes Conversion Derivatives, 2020 Notes Hedges and warrants corresponding to the amount of 2020 Notes exchanged pursuant to this exchange. We also entered into additional agreements for 2023 Notes Conversion Derivatives, 2023 Notes Hedges, and warrants. See Note 19 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”
Equity Price Risk
On February 13, 2015, WMG issued $632.5 million of the 2020 Notes, which generated net proceeds of approximately $613 million. As of December 30, 2018, $186.6 million was outstanding on the 2020 Notes. The holders of the 2020 Notes may convert their notes at any time prior to August 15, 2019 solely into cash upon satisfaction of certain circumstances as described in Note 9. On or after August 15, 2019, holders may convert their 2020 Notes solely into cash, regardless of the foregoing circumstances. Due to the ability of the holders of the 2020 Notes to convert within the next year, the carrying value of the 2020 Notes and the fair value of the 2020 Notes Conversion Derivatives were classified as current liabilities and the fair value of the 2020 Notes Hedges was classified as current assets as of December 30, 2018. The respective balances were all classified as long-term as of December 31, 2017.
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

Upon the expiration of our warrants issued in connection with the 2020 Notes, we will issue ordinary shares to the purchasers of the warrants to the extent the price of our ordinary shares exceeds the warrant strike price at that time. On November 24, 2015, Wright Medical Group N.V. assumed WMG's obligations pursuant to the warrants, and the strike price of the warrants was adjusted from $40.00 to $38.8010 per ordinary share. The following table shows the number of shares that we would issue to warrant counterparties at expiration of the warrants based on the warrants outstanding as of December 30, 2018 assuming various closing prices of our ordinary shares on the date of warrant expiration:

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

(in thousands)
	Fair value of security given a 10% decrease in share price	Fair value of security as of December 30, 2018	Fair value of security given a 10% increase in share price
2020 Notes Hedges (Asset)	$10,985	$17,822	$26,430
2020 Notes Conversion Derivative (Liability)	$10,175	$17,386	$26,678
In February 2019, we issued $139.6 million additional aggregate principal amount of the 2023 Notes in exchange for $130.1 million aggregate principal amount of the 2020 Notes and settled a pro rata share of the 2020 Notes Conversion Derivatives, 2020 Notes Hedges and warrants corresponding to the amount of 2020 Notes exchanged pursuant to this exchange. See Note 19 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”
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
Upon the expiration of our warrants issued in connection with the 2021 Notes, we will issue ordinary shares to the purchasers of the warrants to the extent the price of our ordinary shares exceeds the warrant strike price of $30.00 at that time. The following table shows the number of shares that we would issue to warrant counterparties at expiration of the warrants based on the warrants outstanding as of December 30, 2018 assuming various closing prices of our ordinary shares on the date of warrant expiration:

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

(in thousands)
	Fair value of security given a 10% decrease in share price	Fair value of security as of December 30, 2018	Fair value of security given a 10% increase in share price
2021 Notes Hedges (Asset)	$151,765	$188,301	$226,860
2021 Notes Conversion Derivative (Liability)	$146,904	$187,539	$230,385
On June 28, 2018, we issued $675.0 million aggregate principal amount of the 2023 Notes. The holders of the 2023 Notes may convert their 2023 Notes into cash upon the satisfaction of certain circumstances as described in Note 9. The conversion and settlement provisions of the 2023 Notes are based on the price of our ordinary shares at conversion or at maturity of the notes. In addition, the hedges and warrants associated with these convertible notes also include settlement provisions that are based on the price of our ordinary shares. The amount of cash we may be required to pay, or the number of shares we may be required to provide to note holders at conversion or maturity of these notes, is determined by the price of our ordinary shares. The amount of cash that we may receive from hedge counterparties in connection with the related hedges and the number of shares that we may be required to provide warrant counterparties in connection with the related warrants are also determined by the price of our ordinary shares.
Upon the expiration of our warrants issued in connection with the 2023 Notes, we will issue ordinary shares to the purchasers of the warrants to the extent the price of our ordinary shares exceeds the warrant strike price of $40.86 at that time. The following table shows the number of shares that we would issue to warrant counterparties at expiration of the warrants based on the warrants outstanding as of December 30, 2018 assuming various closing prices of our ordinary shares on the date of warrant expiration:

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

(in thousands)
	Fair value of security given a 10% decrease in share price	Fair value of security as of December 30, 2018	Fair value of security given a 10% increase in share price
2023 Notes Hedges (Asset)	$88,057	$115,923	$146,830
2023 Notes Conversion Derivative (Liability)	$85,073	$116,833	$152,500
In February 2019, we issued $139.6 million additional aggregate principal amount of the 2023 Notes in exchange for $130.1 million aggregate principal amount of the 2020 Notes and settled a pro rata share of the 2020 Notes Conversion Derivatives, 2020 Notes Hedges and warrants corresponding to the amount of 2020 Notes exchanged pursuant to this exchange. We also entered into additional agreements for 2023 Notes Conversion Derivatives, 2023 Notes Hedges, and warrants. See Note 19 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”
Foreign Currency Exchange Rate Fluctuations
Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our financial results. Approximately 23% of our net sales from continuing operations were denominated in foreign currencies during the fiscal year ended December 30, 2018 and we expect that foreign currencies will continue to represent a similarly significant percentage of our net sales in the future. The cost of sales related to these sales is primarily denominated in U.S. dollars; however, operating costs related to these sales are largely denominated in the same respective currencies, thereby partially limiting our transaction risk exposure. For sales not denominated in U.S. dollars, an increase in the rate at which a foreign currency is exchanged for U.S. dollars will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases, if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and our competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our prices not being competitive in a market where business is transacted in the local currency.
In 2018, approximately 90% of our net sales denominated in foreign currencies were derived from European Union countries, which are denominated in the Euro; from the United Kingdom, which are denominated in the British pound; from Australia which are denominated in Australian dollar; and from Canada, which are denominated in the Canadian dollar. Additionally, we have significant intercompany receivables, payables, and debt from our foreign subsidiaries that are denominated in foreign currencies, principally the Euro, the Japanese yen, the British pound, the Australian dollar, and the Canadian dollar. Our principal exchange rate risk, therefore, exists between the U.S. dollar and the Euro, British pound, Australian dollar, and the Canadian dollar. Fluctuations from the beginning to the end of any given reporting period result in the revaluation of our foreign currency-denominated intercompany receivables, payables, and debt generating currency translation gains or losses that impact our non-operating income and expense levels in the respective period.
A uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which our transactions are denominated would have resulted in an increase in operating income of approximately $3.8 million for the fiscal year ended December 30, 2018. This hypothetical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. This sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices, which can also be affected by the change in exchange rates.
We also have exposure to currency fluctuations in our intercompany balances denominated currently in Euros, British pounds, and Canadian dollars. Any change in the currency exchange rate is expected to be offset by a change in the value of the intercompany balance.
Item 8. Financial Statements and Supplementary Data.

Wright Medical Group N.V. Consolidated Financial Statements for the Fiscal Years Ended December 30, 2018, December 31, 2017, and December 25, 2016 Index to Financial Statements

Page
Reports of Independent Registered Public Accounting Firm	78
Consolidated Financial Statements:
Consolidated Balance Sheets	80
Consolidated Statements of Operations	81
Consolidated Statements of Comprehensive Loss	82
Consolidated Statements of Cash Flows	83
Consolidated Statements of Changes in Shareholders’ Equity	85
Notes to Consolidated Financial Statements	86

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Wright Medical Group N.V.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Wright Medical Group N.V. and subsidiaries (the Company) as of December 30, 2018 and December 31, 2017, the related consolidated statements of operations, comprehensive loss, cash flows and shareholders’ equity for the years ended December 30, 2018, December 31, 2017, and December 25, 2016, and the related notes and the financial statement schedule (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2018 and December 31, 2017, and the results of their operations and their cash flows for the years ended December 30, 2018, December 31, 2017, and December 25, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP
We have served as the Company’s auditor since 2002.
Memphis, Tennessee
February 26, 2019

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Wright Medical Group N.V.:
Opinion on Internal Control Over Financial Reporting
We have audited Wright Medical Group N.V. and subsidiaries’ (the Company) internal control over financial reporting as of December 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 30, 2018 and December 31, 2017, the related consolidated statements of operations, comprehensive loss, cash flows and shareholders’ equity for the years ended December 30, 2018, December 31, 2017, and December 25, 2016, and the related notes and financial statement schedule (collectively, the “consolidated financial statements”), and our report dated February 26, 2019 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A of the Company’s Annual Report on Form 10-K as of December 30, 2018. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ KPMG LLP
Memphis, Tennessee
February 26, 2019

Wright Medical Group N.V. Consolidated Balance Sheets (In thousands, except share data)

	December 30, 2018	December 31, 2017
Assets:
Current assets:
Cash and cash equivalents	$191,351	$167,740
Accounts receivable, net	141,019	130,610
Inventories (Note 5)	180,690	168,144
Prepaid expenses	11,823	13,555
Other current assets [1]	78,349	86,845
Total current assets	603,232	566,894

Property, plant and equipment, net (Note 7)	224,929	212,379
Goodwill (Note 8)	1,268,954	933,662
Intangible assets, net (Note 8)	282,332	231,001
Deferred income taxes (Note 11)	942	937
Other assets [1]	314,012	183,851
Total assets	$2,694,401	$2,128,724
Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$48,359	$41,831
Accrued expenses and other current liabilities (Note 12) [1]	217,081	314,558
Current portion of long-term obligations (Note 9) [1]	201,686	58,906
Total current liabilities	467,126	415,295

Long-term debt and capital lease obligations (Note 9) [1]	913,441	836,208
Deferred income taxes (Note 11)	13,146	15,780
Other liabilities (Note 12) [1]	368,229	272,745
Total liabilities	1,761,942	1,540,028
Commitments and contingencies (Note 16)
Shareholders’ equity:
Ordinary shares, €0.03 par value, authorized: 320,000,000 shares; issued and outstanding: 125,555,751 shares at December 30, 2018 and 105,807,424 shares at December 31, 2017	4,589	3,896
Additional paid-in capital	2,514,295	1,971,347
Accumulated other comprehensive (loss) income	(8,083)	22,290
Accumulated deficit	(1,578,342)	(1,408,837)
Total shareholders’ equity	932,459	588,696
Total liabilities and shareholders’ equity	$2,694,401	$2,128,724
___________________________

[1]
The holders of the 2020 Notes will have the ability to begin converting their 2020 Notes beginning August 15, 2019 through their maturity. Due to the ability of the holders of the 2020 Notes to convert within the next year, the carrying value of the 2020 Notes and the fair value of the 2020 Notes Conversion Derivative were classified as current liabilities, and the fair value of the 2020 Notes Hedges was classified as current assets as of December 30, 2018. The respective balances were classified as long-term as of December 31, 2017. See Note 6 and Note 9.

The accompanying notes are an integral part of these consolidated financial statements.

Wright Medical Group N.V. Consolidated Statements of Operations (In thousands, except per share data)

	Fiscal year ended
	December 30, 2018	December 31, 2017	December 25, 2016
Net sales	$836,190	$744,989	$690,362
Cost of sales [1,2]	180,153	160,947	192,407
Gross profit	656,037	584,042	497,955
Operating expenses:
Selling, general and administrative [2]	577,961	525,222	541,558
Research and development [2]	59,142	50,115	50,514
Amortization of intangible assets	26,730	28,396	28,841
Total operating expenses	663,833	603,733	620,913
Operating loss	(7,796)	(19,691)	(122,958)
Interest expense, net	80,247	74,644	58,530
Other expense (income), net	81,797	5,570	(3,148)
Loss from continuing operations before income taxes	(169,840)	(99,905)	(178,340)
Benefit for income taxes (Note 11)	(536)	(34,968)	(13,406)
Net loss from continuing operations	(169,304)	(64,937)	(164,934)
Loss from discontinued operations, net of tax (Note 4)	(201)	(137,661)	(267,439)
Net loss	$(169,505)	$(202,598)	$(432,373)

Net loss from continuing operations per share-basic and diluted (Note 13):	$(1.50)	$(0.62)	$(1.60)
Net loss from discontinued operations per share-basic and diluted (Note 13):	$0.00	$(1.32)	$(2.60)
Net loss per share-basic and diluted (Note 13):	$(1.51)	$(1.94)	$(4.20)

Weighted-average number of ordinary shares outstanding-basic and diluted	112,592	104,531	102,968
___________________________

[1]	Cost of sales includes amortization of inventory step-up adjustment of $37.7 million for the fiscal year ended December 25, 2016.

[2]	These line items include the following amounts of non-cash, share-based compensation expense for the periods indicated:

	Fiscal year ended
	December 30, 2018	December 31, 2017	December 25, 2016
Cost of sales	$585	$565	$414
Selling, general and administrative	23,608	17,705	13,216
Research and development	1,927	1,123	786

The accompanying notes are an integral part of these consolidated financial statements.

Wright Medical Group N.V.
Consolidated Statements of Comprehensive Loss
(In thousands)

	Fiscal year ended
	December 30, 2018	December 31, 2017	December 25, 2016

Net loss	$(169,505)	$(202,598)	$(432,373)

Other comprehensive (loss) income, net of tax:
Changes in foreign currency translation	(30,373)	41,751	(8,977)
Other comprehensive (loss) income	(30,373)	41,751	(8,977)

Comprehensive loss	$(199,878)	$(160,847)	$(441,350)

The accompanying notes are an integral part of these consolidated financial statements.

Wright Medical Group N.V. Consolidated Statements of Cash Flows (In thousands)

	Fiscal year ended
	December 30, 2018	December 31, 2017	December 25, 2016
Operating activities:
Net loss	$(169,505)	$(202,598)	$(432,373)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	59,497	56,832	56,782
Share-based compensation expense (Note 14)	26,120	19,393	14,416
Amortization of intangible assets	26,730	28,396	29,180
Amortization of deferred financing costs and debt discount	54,630	50,379	40,487
Deferred income taxes (Note 11)	(4,543)	(13,791)	(20,583)
Provision for excess and obsolete inventory	20,913	19,171	22,046
Non-cash loss on extinguishment of debt	39,935	—	12,343
Amortization of inventory step-up adjustment	352	—	41,503
Non-cash adjustment to derivative fair value	35,934	(4,797)	(28,273)
Loss on sale of business (Note 4)	—	—	21,342
Mark-to-market adjustment for CVRs (Note 2)	140	5,320	8,688
Other	(1,617)	1,385	4,425
Changes in assets and liabilities (net of acquisitions):
Accounts receivable	(8,223)	2,483	(1,118)
Inventories	(35,887)	(29,526)	(187)
Prepaid expenses and other current assets	45,712	(22,744)	22,441
Accounts payable	6,022	6,260	1,495
Accrued expenses and other liabilities	(14,839)	(21,834)	(11,251)
CVR product sales milestone payment	(42,044)	—	—
Metal on metal product liabilities (Note 16)	(103,056)	(79,139)	256,461
Net cash (used in) provided by operating activities	(63,729)	(184,810)	37,824
Investing activities:
Capital expenditures	(71,467)	(63,474)	(50,099)
Acquisition of businesses, net of cash acquired (Note 3)	(434,289)	(44,128)	—
Purchase of intangible assets	(2,483)	(2,099)	(4,845)
Proceeds from sale of assets / businesses	—	280	20,703
Other investing	(2,000)	—	—
Net cash used in investing activities	(510,239)	(109,421)	(34,241)
Financing activities:
Issuance of ordinary shares	21,618	27,551	8,460
Proceeds from equity offering	448,924	—	—
Payment of equity offering costs	(25,896)	—	—
Issuance of warrants	102,137	—	54,629
Payment of notes hedge options	(141,278)	—	(99,816)
Repurchase of stock warrants	(23,972)	—	(3,319)
Payment of notes premium	(55,643)	—	(1,619)
Proceeds from notes hedge options	34,553	—	3,892
Proceeds from exchangeable senior notes	675,000	—	—
Proceeds from other debt	25,243	34,901	425,821
Payments of debt	(38,637)	(11,517)	—
Redemption of convertible notes	(400,911)	—	(102,974)
Payments of deferred financing costs	(14,701)	—	(10,110)
Payment of equity issuance costs	(1,870)	—	(998)
Payment of contingent consideration	(919)	(1,429)	(1,035)
Payments of capital leases	(5,508)	(2,690)	(2,514)
Net cash provided by financing activities	598,140	46,816	270,417

Wright Medical Group N.V. Consolidated Statements of Cash Flows (Continued) (In thousands)

	Fiscal year ended
	December 30, 2018	December 31, 2017	December 25, 2016
Effect of exchange rates on cash, cash equivalents and restricted cash	$(561)	$2,890	$(1,539)

Net increase (decrease) in cash, cash equivalents and restricted cash	23,611	(244,525)	272,461

Cash, cash equivalents and restricted cash, beginning of year [1]	167,740	412,265	139,804

Cash, cash equivalents and restricted cash, end of year [1]	$191,351	$167,740	$412,265
___________________________

[1]
As of December 30, 2018, December 31, 2017, and December 25, 2016, we had cash and cash equivalents of $191.4 million, $167.7 million, and $262.3 million, respectively. As of December 25, 2016, we had $150.0 million in restricted cash to secure our obligations under a Master Settlement Agreement (MSA) that WMT entered into in connection with the metal-on-metal hip litigation as described in Note 16.

The accompanying notes are an integral part of these consolidated financial statements.

Wright Medical Group N.V.
Consolidated Statements of Changes in Shareholders’ Equity
For the fiscal years ended December 25, 2016, December 31, 2017, and December 30, 2018
(In thousands, except share data)

	Ordinary shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total shareholders' equity
	Number of shares	Amount
Balance at December 27, 2015 [1]	102,672,678	$3,790	$1,835,586	$(773,866)	$(10,484)	$1,055,026
2016 Activity:
Net loss	—	—	—	(432,373)	—	(432,373)
Foreign currency translation	—	—	—	—	(8,977)	(8,977)
Issuances of ordinary shares	440,355	15	8,455	—	—	8,470
Vesting of restricted stock units	287,962	10	(10)	—	—	—
Share-based compensation	—	—	14,406	—	—	14,406
Issuance of stock warrants, net of repurchases and equity issuance costs	—	—	50,312	—	—	50,312
Balance at December 25, 2016	103,400,995	$3,815	$1,908,749	$(1,206,239)	$(19,461)	$686,864
2017 Activity:
Net loss	—	—	—	(202,598)	—	(202,598)
Foreign currency translation	—	—	—	—	41,751	41,751
Issuances of ordinary shares	1,352,549	45	27,506	—	—	27,551
Shares issued in connection with IMASCAP acquisition	661,753	23	15,620	—	—	15,643
Vesting of restricted stock units	392,127	13	(13)	—	—	—
Share-based compensation	—	—	19,485	—	—	19,485
Balance at December 31, 2017	105,807,424	$3,896	$1,971,347	$(1,408,837)	$22,290	$588,696
2018 Activity:
Net loss	—	—	—	(169,505)	—	(169,505)
Foreign currency translation	—	—	—	—	(30,373)	(30,373)
Issuances of ordinary shares	1,043,685	36	21,582	—	—	21,618
Shares issued for public offering (Note 13)	18,248,932	641	422,387	—	—	423,028
Vesting of restricted stock units	455,710	16	(16)	—	—	—
Share-based compensation	—	—	26,039	—	—	26,039
Issuance of stock warrants, net of repurchases and equity issuance costs	—	—	72,956	—	—	72,956
Balance at December 30, 2018	125,555,751	$4,589	$2,514,295	$(1,578,342)	$(8,083)	$932,459

[1]	During 2015, the 2014 balances of ordinary shares and additional paid in capital were restated to meet post-merger conversion values.
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
Our global corporate headquarters are located in Amsterdam, the Netherlands. We also have significant operations located in Memphis, Tennessee (U.S. headquarters, research and development, sales and marketing administration, and administrative activities); Bloomington, Minnesota (upper extremities sales and marketing and warehousing operations); Arlington, Tennessee (manufacturing and warehousing operations); Franklin, Tennessee (manufacturing and warehousing operations); Columbia City, Indiana (research and development); Alpharetta, Georgia (manufacturing and warehousing operations); Montbonnot, France (manufacturing and warehousing operations); Plouzané, France (research and development); and Macroom, Ireland (manufacturing). In addition, we have local sales and distribution offices in Canada, Australia, Asia, Latin America, and throughout Europe. For purposes of this report, references to “international” or “foreign” relate to non-U.S. matters while references to “domestic” relate to U.S. matters. Our common stock is traded on the Nasdaq Global Select Market under the symbol “WMGI.”
Our fiscal year-end is generally determined on a 52-week basis and runs from the Monday nearest to the 31st of December of a year, and ends on the Sunday nearest to the 31st of December of the following year. Every few years, it is necessary to add an extra week to the year making it a 53-week period. The fiscal years ended December 30, 2018 and December 25, 2016 were 52-week periods. The fiscal year ended December 31, 2017 was a 53-week period. References in this report to a particular year generally refer to the applicable fiscal year. Accordingly, references to “2018” or “the year ended December 30, 2018” mean the fiscal year ended December 30, 2018.
The consolidated financial statements and accompanying notes present our consolidated results for each of the fiscal years in the three-year period ended December 30, 2018, December 31, 2017, and December 25, 2016.
All amounts are presented in U.S. dollars ($), except where expressly stated as being in other currencies, e.g., Euros (€).
References in these notes to consolidated financial statements to “we,” “our” and “us” refer to Wright Medical Group N.V. and its subsidiaries after the Wright/Tornier merger and Wright Medical Group, Inc. and its subsidiaries before the Wright/Tornier merger.
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

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

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
Total charges incurred to write down excess and obsolete inventory to net realizable value included in “Cost of sales” were approximately $20.9 million, $19.2 million, and $21.5 million for the fiscal years ended December 30, 2018, December 31, 2017, and December 25, 2016, respectively. During the fiscal years ended December 30, 2018, December 31, 2017, and December 25, 2016, our excess and obsolete charges included product rationalization initiative adjustments of $4.4 million, $3.1 million, and $4.1 million, respectively.
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
We record insurance recoveries from product liability insurance that is in force when they are realized or realizable, when we believe it is probable that the insurance carrier will settle the claim.
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

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

determine that an asset is impaired, an adjustment would be charged to income based on the difference between the asset’s fair market value and the asset's carrying value.
Intangible assets and goodwill. Goodwill is recognized for the excess of the purchase price over the fair value of net assets of businesses acquired. FASB ASC 350-30-35-18 requires companies to evaluate for impairment intangible assets not subject to amortization, such as our IPRD assets, if events or changes in circumstances indicate than an asset might be impaired. Further, FASB ASC 350-20-35-30 requires companies to evaluate goodwill and intangibles not subject to amortization for impairment between annual impairment tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Unless circumstances otherwise dictate, the annual impairment test is performed on October 1 each year. See Note 8 for discussion of our 2018 goodwill impairment analysis.
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

Completed technology	10	years
Distribution channels	10	years
Trademarks	5	years
Licenses	11	years
Customer relationships	17	years
Non-compete agreements	4	years
Other intangible assets	3	years
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
The majority of our accounts receivable are from hospitals and surgery centers. Our collection history has been favorable with minimal bad debts from these customers. We write-off accounts receivable when we determine that the accounts receivable are uncollectible, typically upon customer bankruptcy or the customer’s non-response to repeated collection efforts. Our allowance for doubtful accounts totaled $3.0 million and $4.3 million at December 30, 2018 and December 31, 2017, respectively.
Concentration of credit risk. Financial instruments that potentially subject us to concentrations of credit risk consist principally of accounts receivable. Management attempts to minimize credit risk by reviewing customers’ credit history before extending credit and by monitoring credit exposure on a regular basis. Collateral or other security is generally not required for accounts receivable.
Concentrations of supply of raw material. We rely on a limited number of suppliers for the components used in our products. For certain human biologic products, such as Allomatrix®, we depend on one supplier of demineralized bone matrix and cancellous bone matrix. We rely on two suppliers for our GRAFTJACKET® family of soft tissue repair and graft containment products. Additionally, we have other soft tissue repair products for which we rely on one supplier, which include our ACTISHIELD™ and ACTISHIELD™ CF Amniotic Barrier Membranes and VIAFLOW™ and VIAFLOW™ C Flowable Placental Tissue Matrices. We maintain adequate stock from these suppliers in order to meet market demand.
We rely on one supplier for a key component of our AUGMENT® Bone Graft. In December 2013, our supplier notified us of its intent to terminate the supply agreement in December 2015. This supplier was contractually required to meet our supply requirements until the termination date, and to use commercially reasonable efforts to assist us in identifying a new supplier and support the transfer of technology and supporting documentation to produce this component. In April 2016, we entered into a commercial supply agreement with FUJIFILM Diosynth Biotechnologies U.S.A., Inc. pursuant to which Fujifilm agreed to manufacture and sell to us and we agreed to purchase the key component of our AUGMENT® Bone Graft.  Pursuant to our supply agreement with Fujifilm, commercial production of the key component is expected to begin in 2020. Although we believe that our current supply of the key component from our former supplier should be sufficient to last until after the component becomes available under the new agreement, no assurance can be provided that it will be sufficient.
Income taxes. Income taxes are accounted for pursuant to the provisions of FASB ASC Section 740, Income Taxes (FASB ASC 740). Our effective tax rate is based on income by tax jurisdiction, statutory rates, and tax saving initiatives available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our effective tax rate and evaluating

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

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
In December 2017, the United States enacted new legislation under the 2017 Tax Act. We recognized the income tax effects of the 2017 Tax Act in our 2017 financial statements in accordance with Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allowed us to record provisional amounts under a one-year measurement period. We finalized our accounting for the provisions of the 2017 Tax Act in the fourth-quarter 2018 with no material impact on our financial statements.
During 2018, we have adopted ASU 2018-02, Reclassification of Certain Income Tax Effects from Accumulated Other Comprehensive Income, issued in February 2018, allowing the reclassification of income tax effects of the 2017 Tax Act, referred to as “stranded tax effects” by FASB, from accumulated other comprehensive income (AOCI) to retained earnings. This adoption did not have a material impact on our financial statements.
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
We record revenues from sales to our stocking distributors at a point in time upon transfer of control of promised products to the distributor. Our stocking distributors, who sell the products to their customers, take control of the products and assume all risks of ownership upon transfer. Our stocking distributors are obligated to pay us within specified terms regardless of when, if ever, they sell the products. In general, our stocking distributors do not have any rights of return or exchange; however, in limited situations, we have repurchase agreements with certain stocking distributors. Those certain agreements require us to repurchase a specified percentage of the inventory purchased by the distributor within a specified period of time prior to the expiration of the contract. During those specified periods, we defer the applicable percentage of the sales. An insignificant amount of sales related to these types of agreements was deferred and not yet recognized as revenue as of December 30, 2018 and December 31, 2017.
Shipping and handling costs. We incur shipping and handling costs associated with the shipment of goods to customers, independent distributors, and our subsidiaries. Amounts billed to customers for shipping and handling of products are included in net sales. Costs incurred related to shipping and handling of products to customers are included in selling, general and administrative expenses. Shipping and handling costs within selling, general and administrative expenses totaled $52.0 million, $49.4 million and $44.0 million for the fiscal years ended December 30, 2018, December 31, 2017, and December 25, 2016, respectively. These amounts include instrument depreciation which totaled $28.4 million, $27.1 million, and $26.1 million for the fiscal years ended December 30, 2018, December 31, 2017, and December 25, 2016, respectively. All other shipping and handling costs are included in cost of sales.
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

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

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
We recorded share-based compensation expense of $26.1 million, $19.4 million, and $14.4 million during the fiscal years ended December 30, 2018, December 31, 2017, and December 25, 2016, respectively, within our results of continuing operations. See Note 14 for further information regarding our share-based compensation assumptions and expenses.
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
During 2016 and 2017, we employed a derivative program using foreign currency forward contracts to mitigate the risk of currency fluctuations on our intercompany receivable and payable balances that were denominated in foreign currencies. These forward contracts were expected to offset the transactional gains and losses on the related intercompany balances. These forward contracts were not designated as hedging instruments under FASB ASC 815. Accordingly, the changes in the fair value and the settlement of the contracts were recognized in the period incurred in the accompanying consolidated statements of operations. We discontinued our foreign currency forward contracts derivative program in 2018.
We recorded a net loss of approximately $4.6 million and $0.8 million on our foreign currency contracts for the fiscal years ended December 31, 2017 and December 25, 2016, respectively. These losses substantially offset translation gains recorded on our intercompany receivable and payable balances, and are also included in “Other (income) expense, net.”
On February 13, 2015, May 20, 2016, and June 28, 2018, we issued the 2020 Notes, 2021 Notes, and 2023 Notes, respectively, as defined and described in Note 9. The 2020 Notes Conversion Derivatives, 2021 Notes Conversion Derivatives, and 2023 Notes Conversion Derivatives each as defined and described in Note 6, require bifurcation from the 2020 Notes, 2021 Notes, and 2023 Notes in accordance with ASC Topic 815, and are accounted for as derivative liabilities. We also entered into 2020, 2021, and 2023 Notes Hedges, as defined and described in Note 6, in connection with the issuance of the 2020, 2021, and 2023 Notes.  The 2020, 2021, and 2023 Notes Hedges, which are cash-settled, are intended to reduce our exposure to potential cash payments that we are required to make upon conversion of the 2020, 2021, and 2023 Notes in excess of the principal amount of converted notes if our ordinary share price exceeds the conversion price. The 2020, 2021, and 2023 Notes Hedges are accounted for as derivative assets in accordance with ASC Topic 815.
Supplemental cash flow information. Cash paid for interest and income taxes was as follows (in thousands):

	Fiscal year ended
	December 30, 2018	December 31, 2017	December 25, 2016
Interest	$30,552	$24,641	$18,678
Income taxes	$6,254	$7,359	$4,334
Recent Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, and has subsequently issued several supplemental and/or clarifying ASUs (collectively ASC 606). Accounting Standards Codification (ASC) 606 prescribes a single common revenue standard that replaces most existing US GAAP revenue recognition guidance. ASC 606 outlines a five-step model, under which we recognize revenue as performance obligations within a customer contract are satisfied. ASC 606 is intended to provide more consistent interpretation and application of the principles outlined in the standard across filers in multiple industries and within

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

the same industries compared to current practices, which should improve comparability. We adopted ASC 606 during 2018. Revenue is recognized at a point in time, generally upon surgical implantation or shipment of products to distributors. Therefore, adoption of ASC 606 did not have a material effect on our consolidated financial statements except for the additional disclosures included within Note 18.
On February 25, 2016, the FASB issued ASU 2016-02, Leases, and has subsequently issued several supplemental and/or clarifying ASUs (collectively ASC 842). ASC 842 introduces a lessee model that brings most leases on the balance sheet. The new standard also aligns many of the underlying principles of the new lessor model with those in FASB ASC 606, the FASB’s new revenue recognition standard (e.g., those related to evaluating when profit can be recognized). Furthermore, ASC 842 addresses other concerns related to the current leases model. ASC 842 will be effective for us beginning in fiscal year 2019. We have evaluated the practical expedients and plan to adopt the hindsight practical expedient, the practical expedient for short-term leases, the practical expedient package which primarily limits the need for reassessing lease classification on existing leases, and to issue our financial statements showing comparative lease disclosures under current GAAP. We anticipate this adoption will add approximately $40 million on our consolidated balance sheet as of March 31, 2019 as a right of use asset and a right of use liability. We do not anticipate adoption will have a material impact on net earnings or cash flows.
On August 29, 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40) to provide guidance on implementation costs incurred in a cloud computing arrangement (CCA) that is a service contract. Specifically, the ASU amends ASC 350 to include in its scope implementation costs of a CCA that is a service contract and clarifies that a customer should apply ASC 350-40, Internal Use Software, to determine which implementation costs should be capitalized in such a CCA. The ASU will be effective for us beginning in fiscal year 2020. We are in the initial phases of our adoption plans and, accordingly, we are unable to estimate any effect this may have on our consolidated financial statements.
3. Acquisitions
Cartiva, Inc.
On October 10, 2018, we completed the acquisition of Cartiva, Inc. (Cartiva), an orthopaedic medical device company focused on treatment of osteoarthritis of the great toe. Under the terms of the agreement with Cartiva, we acquired 100% of the outstanding equity on a fully diluted basis of Cartiva for a total price of $435 million in cash, subject to certain adjustments which totaled $1.1 million, as set forth in the purchase agreement, $0.7 million of which was refunded in 2019. We funded the acquisition with the proceeds from a registered underwritten public offering of 18.2 million ordinary shares which had net proceeds of $423.0 million. See Note 13 for additional details related to the public offering. This acquisition adds a differentiated PMA approved technology for a high-volume foot and ankle procedure and further accelerates growth opportunities in our global extremities business. The results of operations of Cartiva is included in our consolidated financial statements for all periods after completion of the acquisition.
The acquired business contributed net sales of $9.5 million and operating income of $2.4 million to our consolidated results of operations from the date of acquisition through December 30, 2018, which included $0.4 million of inventory step-up amortization and $1.9 million of intangible asset amortization. This operating income does not include the merger-related transaction costs discussed below.
Merger-Related Transaction Costs
In conjunction with the merger, we incurred approximately $6.5 million of merger-related transaction costs during the fiscal year ended December 30, 2018, which was recognized within selling, general and administrative expense in our consolidated statements of operations. These expenses primarily related to advisory fees, legal fees, and accounting and tax professional fees.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Purchase Consideration and Net Assets Acquired
The following presents the preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed on October 10, 2018 (in thousands):

Cash and cash equivalents	$309
Accounts receivable	4,352
Inventories	2,686
Other current assets	486
Property, plant and equipment	1,446
Intangible assets	81,000
Total assets acquired	90,279
Current liabilities	(4,226)
Deferred income taxes	(3,622)
Total liabilities assumed	(7,848)
Net assets acquired	$82,431

Goodwill	351,445

Total preliminary purchase consideration	$433,876
The acquisition was recorded by allocating the costs of the net assets acquired based on their estimated fair values at the acquisition date. The fair values were based on management’s analysis, including work performed by third-party valuation specialists. Wright’s estimates and assumptions are subject to change during the measurement period (up to one year from the acquisition date) as we finalize our valuations of assets acquired and liabilities assumed in connection with the acquisition. The primary areas of the purchase price allocation that are not yet finalized relate to identifiable intangible assets and goodwill.
Trade receivables and payables, as well as certain other current assets and property, plant and equipment, were valued at the existing carrying values as they approximated the fair value of those items at the acquisition date, based on management’s judgments and estimates. Trade receivables included gross contractual amounts of $5.8 million and our best estimate of $1.4 million which represented contractual cash flows not expected to be collected at the acquisition date. Inventory was recorded at estimated selling price less costs of disposal and a reasonable selling profit. The resulting inventory step-up adjustment is being recognized in cost of sales as the related inventory is sold.
In determining the fair value of intangibles, we used an income method which is based on forecasts of the expected future cash flows attributable to the respective assets. Significant estimates and assumptions inherent in the valuations reflect a consideration of other marketplace participants and include the amount and timing of future cash flows (including expected growth rates and profitability), technology life cycles, customer attrition rates, and the discount rate applied to the cash flows.
Of the $81.0 million of acquired intangible assets, $52.0 million was assigned to customer relationships (15 year life), $28.0 million was assigned to developed technology (7 year life), and $1.0 million was assigned to in-process research and development.
The excess of the cost of the acquisition over the fair value of the net assets acquired is recorded as goodwill. The goodwill is primarily attributable to strategic opportunities that arose from the acquisition of Cartiva. The goodwill is not expected to be deductible for tax purposes.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Pro Forma Condensed Combined Financial Information (Unaudited)
The following unaudited pro forma combined financial information summarizes the results of operations for the periods indicated as if the Cartiva acquisition had been completed as of December 26, 2016, the beginning of Wright's fiscal year 2017.
Pro forma information reflects adjustments that are expected to have a continuing impact on our results of operations and are directly attributable to the acquisition. The unaudited pro forma results include adjustments to reflect the amortization of the inventory step-up and the incremental intangible asset amortization to be incurred based on the preliminary values of each identifiable intangible asset. The pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred as of December 26, 2016 or that may be obtained in the future, and do not reflect future synergies, integration costs, or other such costs or savings.

	Year ended December 30, 2018	Year ended December 31, 2017
Net sales	$861,475	$769,111
Net loss from continuing operations	(179,800)	(68,722)
The pro forma net loss for the year ended December 30, 2018 includes the following non-recurring items: $15.3 million of acquisition-related transaction expenses.
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
Purchase Consideration and Net Assets Acquired
The following presents the allocation of the purchase consideration to the assets acquired and liabilities assumed on December 14, 2017 (in thousands):

Cash and cash equivalents	$2,559
Accounts receivable	102
Other current assets	925
Property, plant and equipment	20
Intangible assets	10,865
Total assets acquired	14,471
Current liabilities	(2,173)
Long-term debt	(886)
Deferred income taxes	(2,343)
Total liabilities assumed	(5,402)
Net assets acquired	$9,069

Goodwill	71,064

Total purchase consideration	$80,133
The purchase consideration was allocated to the net assets acquired based on their estimated fair values at the acquisition date. The fair values were based on management’s analysis, including work performed by third-party valuation specialists.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Operating assets and liabilities were valued at their existing carrying values as they approximated the fair value of those items at the acquisition date, based on management’s judgments and estimates.
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
During 2018, we revised opening balances acquired as a result of the IMASCAP acquisition, primarily for accounts receivable; other current assets; accrued expenses and other current liabilities; and deferred tax liabilities which resulted in a $0.9 million decrease in the preliminary value of goodwill determined as of December 14, 2017.
4. Discontinued Operations
For the fiscal years ended December 30, 2018, December 31, 2017, and December 25, 2016, our loss from discontinued operations, net of tax, totaled $0.2 million, $137.7 million, and $267.4 million, respectively, and was attributable primarily to expenses associated with Wright's former OrthoRecon business and, to a lesser degree, the former Large Joints business.
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
For the fiscal year ended December 30, 2018, our loss from discontinued operations for the Large Joints business, net of tax, totaled $0.7 million and was primarily attributable to costs associated with transition services. For the fiscal year ended December 31, 2017, our loss from discontinued operations for the Large Joints business, net of tax, totaled $4.1 million and was primarily attributable to professional fees and internal costs to support transition activities, costs associated with transition services and working capital adjustments.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The following table summarizes the results of discontinued operations for the Large Joints business (in thousands) for the fiscal year ended December 25, 2016:

Fiscal year ended
December 25, 2016
Net sales	$35,318
Cost of sales	20,244
Selling, general and administrative	18,808
Loss from discontinued operations before income taxes	(3,734)
Impairment loss on assets held for sale, before income taxes	21,342
Total loss from discontinued operations before income taxes	(25,076)
Benefit for income taxes	(5,615)
Total loss from discontinued operations, net of tax	$(19,461)
Cash provided by operating activities from the Large Joints business totaled $2.8 million for the fiscal year ended December 30, 2018. Cash used in operating activities by the Large Joints business totaled $6.5 million for the fiscal year ended December 31, 2017. Cash provided by operating activities and investing activities from the Large Joints business totaled $5.2 million and $20.7 million, respectively, for the fiscal year ended December 25, 2016.
OrthoRecon Business
On January 9, 2014, legacy Wright completed the divestiture and sale of its OrthoRecon business to MicroPort. Pursuant to the terms of the agreement, the purchase price (as defined in the agreement) was approximately $283.0 million (including a working capital adjustment), which MicroPort paid in cash. As a result of the transaction, we recognized approximately $24.3 million as the gain on disposal of the OrthoRecon business, before the effect of income taxes.
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
All current and historical operating results for the OrthoRecon business are reflected within discontinued operations in the consolidated financial statements. The following table summarizes the results of discontinued operations for the OrthoRecon business (in thousands, except per share data):

	Fiscal year ended
	December 30, 2018	December 31, 2017	December 25, 2016
Net sales	$—	$—	$—
Selling, general and administrative	(746)	135,235	247,978
Income (loss) from discontinued operations before income taxes	746	(135,235)	(247,978)
Provision (benefit) for income taxes	221	(1,707)	—
Total income (loss) from discontinued operations, net of tax	$525	$(133,528)	$(247,978)
In 2018, charges associated with product liability claims from the OrthoRecon business were fully offset by insurance recoveries. As described within Note 16, in September 2015, the third insurance carrier in the policy year applicable to titanium modular neck fracture claims denied coverage under its $25 million excess liability policy despite full payout by the other carriers in that policy year. We strongly disputed the carrier's position and, in accordance with the dispute resolution provisions of the policy, initiated an arbitration proceeding in London, England seeking payment of these funds. The arbitration proceeding was completed on February 15, 2018 and, on April 11, 2018, the arbitration tribunal issued its ruling. Thereafter, we and the insurance carrier agreed to resolve the entire matter in exchange for a single lump sum payment by the carrier to us in the amount of $30.75 million, representing the full policy limits of $25 million plus an additional $5.75 million for legal costs and interest. We received payment of this sum from the carrier on May 8, 2018 and have reflected this insurance recovery within our results of discontinued operations for 2018.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

During the fiscal years ended 2017 and 2016, the majority of our loss from discontinued operations was the result of our retained metal-on-metal product liability claims. During the fiscal years ended December 31, 2017 and December 25, 2016, we recognized charges, net of insurance proceeds, of $94.0 million, and $196.6 million respectively, within discontinued operations related to the retained metal-on-metal product liability claims associated with the OrthoRecon business (see Note 16 for additional discussion).
We will incur continuing cash outflows associated with legal defense costs and the ultimate resolution of these contingent liabilities, net of insurance proceeds, until these liabilities are resolved. Cash used in operating activities by the OrthoRecon business totaled $91.4 million for the fiscal year ended December 30, 2018 and $221.6 million for the fiscal year ended December 31, 2017. Cash provided by operating activities from the OrthoRecon business totaled $16.7 million for the fiscal year ended December 25, 2016, primarily due to the receipt of a $60 million insurance settlement, offset by legal defense costs and settlement of product liabilities.
5. Inventories
Inventories consist of the following (in thousands):

	December 30, 2018	December 31, 2017
Raw materials	$9,612	$10,816
Work-in-process	26,839	28,581
Finished goods	144,239	128,747
	$180,690	$168,144
Finished goods inventories held as of December 30, 2018 includes an inventory fair value step-up of $1.0 million related to the acquisition of Cartiva, which will be fully amortized in 2019. Total step-up related to the Cartiva acquisition was $1.4 million, of which $0.4 million was amortized in the fourth quarter of 2018.
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

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The following table summarizes the fair value and the presentation in our consolidated balance sheets (in thousands) of the 2023 Notes Hedges and 2023 Notes Conversion Derivative:

	Location on consolidated balance sheet	December 30, 2018
2023 Notes Hedges	Other assets	$115,923
2023 Notes Conversion Derivative	Other liabilities	$116,833
The 2023 Notes Hedges and the 2023 Notes Conversion Derivative are measured at fair value using Level 3 inputs. These instruments are not actively traded and are valued using an option pricing model that uses observable and unobservable market data for inputs.
Neither the 2023 Notes Conversion Derivative nor the 2023 Notes Hedges qualify for hedge accounting; thus, any changes in the fair value of the derivatives are recognized immediately in our consolidated statements of operations. The following table summarizes the net (loss) gain on changes in fair value (in thousands) related to the 2023 Notes Hedges and 2023 Notes Conversion Derivative:

Fiscal year ended
December 30, 2018
2023 Notes Hedges	$(25,355)
2023 Notes Conversion Derivative	7,792
Net loss on changes in fair value	$(17,563)
In February 2019, we issued $139.6 million additional aggregate principal amount of the 2023 Notes in exchange for $130.1 million aggregate principal amount of the 2020 Notes and settled a pro rata share of the 2020 Notes Conversion Derivatives, 2020 Notes Hedges and warrants corresponding to the amount of 2020 Notes exchanged pursuant to this exchange. We also entered into additional agreements for 2023 Notes Conversion Derivatives, 2023 Notes Hedges, and warrants. See Note 19 for additional information about this transaction.
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
The following table summarizes the fair value and the presentation in our consolidated balance sheets (in thousands) of the 2021 Notes Hedges and 2021 Notes Conversion Derivative:

	Location on consolidated balance sheet	December 30, 2018	December 31, 2017
2021 Notes Hedges	Other assets	$188,301	$127,063
2021 Notes Conversion Derivative	Other liabilities	$187,539	$126,148
In the third fiscal quarter of 2018, the closing price of our ordinary shares was greater than 130% of the 2021 Notes conversion price for 20 or more of the 30 consecutive trading days preceding the quarter-end; and, therefore, the holders of the 2021 Notes had the ability to convert the notes during the succeeding quarterly period. Due to the ability of the holders of the 2021 Notes to convert the notes during this period, the carrying value of the 2021 Notes and the fair value of the 2021 Notes Conversion Derivative were classified as current liabilities, and the fair value of the 2021 Notes Hedges were classified as current assets as of September 30, 2018. There were no conversions during the fourth quarter of 2018. The closing price of our ordinary shares was less than

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

130% of the 2021 Notes conversion price for more than 20 of the 30 consecutive trading days preceding the calendar fiscal quarter ended December 30, 2018, which resulted in the 2021 Notes no longer being convertible. As such, the 2021 Notes, 2021 Notes Conversion Derivative and 2021 Notes Hedges were classified as long-term as of December 30, 2018.
The 2021 Notes Hedges and the 2021 Notes Conversion Derivative are measured at fair value using Level 3 inputs. These instruments are not actively traded and are valued using an option pricing model that uses observable and unobservable market data for inputs.
Neither the 2021 Notes Conversion Derivative nor the 2021 Notes Hedges qualify for hedge accounting; thus, any changes in the fair value of the derivatives is recognized immediately in the consolidated statements of operations.
The following table summarizes the net gain (loss) on changes in fair value (in thousands) related to the 2021 Notes Hedges and 2021 Notes Conversion Derivative:

	Fiscal year ended
	December 30, 2018	December 31, 2017
2021 Notes Hedges	$61,238	$(32,032)
2021 Notes Conversion Derivative	(61,391)	35,453
Net (loss)/gain on changes in fair value	$(153)	$3,421
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

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

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
The following table summarizes the fair value and the presentation in our consolidated balance sheets (in thousands) of the 2020 Notes Hedges and 2020 Notes Conversion Derivative:

	Location on consolidated balance sheet	December 30, 2018	Location on consolidated balance sheet	December 31, 2017
2020 Notes Hedges	Other current assets	$17,822	Other assets	$45,033
2020 Notes Conversion Derivative	Accrued expenses and other current liabilities	$17,386	Other liabilities	$44,132
The holders of the 2020 Notes may convert their notes at any time prior to August 15, 2019 solely into cash upon satisfaction of certain circumstances as described in Note 9. On or after August 15, 2019, holders may convert their 2020 Notes solely into cash, regardless of the foregoing circumstances. Due to the ability of the holders of the 2020 Notes to convert within the next year, the carrying value of the 2020 Notes and the fair value of the 2020 Notes Conversion Derivatives were classified as current liabilities and the fair value of the 2020 Notes Hedges was classified as current assets as of December 30, 2018. The respective balances were all classified as long-term as of December 31, 2017.
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
The following table summarizes the net gain (loss) on changes in fair value (in thousands) related to the 2020 Notes Hedges, 2020 Warrants Derivative and 2020 Notes Conversion Derivative:

	Fiscal year ended
	December 30, 2018	December 31, 2017
2020 Notes Hedges	$7,342	$(32,199)
2020 Warrants Derivative	3,336	—
2020 Notes Conversion Derivative	(28,897)	33,626
Net (loss)/gain on changes in fair value	$(18,219)	$1,427
In February 2019, we issued $139.6 million additional aggregate principal amount of the 2023 Notes in exchange for $130.1 million aggregate principal amount of the 2020 Notes and settled a pro rata share of the 2020 Notes Conversion Derivatives, 2020 Notes Hedges and warrants corresponding to the amount of 2020 Notes exchanged pursuant to this exchange. We also entered into additional agreements for 2023 Notes Conversion Derivatives, 2023 Notes Hedges, and warrants. See Note 19 for additional information about this transaction.
2017 Notes Conversion Derivative and Notes Hedges
On August 31, 2012, WMG issued $300 million aggregate principal amount of 2.00% cash convertible senior notes due 2017 (the 2017 Notes). The 2017 Notes matured, and the remaining $2.0 million principal amount was repaid on August 15, 2017. See Note 9 of the consolidated financial statements for additional information regarding the 2017 Notes. The 2017 Notes had a conversion derivative feature (2017 Notes Conversion Derivative) that required bifurcation from the 2017 Notes in accordance with ASC Topic 815, and was accounted for as a derivative liability. The fair value of the 2017 Notes Conversion Derivative at the time of issuance of the 2017 Notes was $48.1 million.
In connection with the issuance of the 2017 Notes, WMG entered into hedges (2017 Notes Hedges) with three option counterparties. The aggregate cost of the 2017 Notes Hedges was $56.2 million and was accounted for as a derivative asset in accordance with ASC Topic 815.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

In connection with the issuance of the 2020 Notes, WMG used approximately $292 million of the 2020 Notes' net proceeds to repurchase and extinguish approximately $240 million aggregate principal amount of the 2017 Notes, settle the associated portion of the 2017 Notes Conversion Derivative at a cost of approximately $49 million, and satisfy the accrued interest of $2.4 million. WMG also settled all of the 2017 Notes Hedges in February 2015 when the 2020 Notes were issued (receiving $70 million) and repurchased all of the warrants associated with the 2017 Notes (paying $60 million), generating net proceeds of approximately $10 million.
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
The 2017 Notes Conversion Derivative did not qualify for hedge accounting; thus, any change in the fair value of the derivative was recognized immediately in our consolidated statements of operations. The changes in fair value related to the 2017 Notes Conversion Derivative was immaterial in 2017.
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
To estimate the fair value of the 2020, 2021, and 2023 Notes Hedges, we used the Black-Scholes formula combined with credit adjustments, as the option counterparties have credit risk and the call options are cash settled. We assumed that the call options will be exercised at the maturity since our ordinary shares do not pay any dividends and management does not expect to declare dividends in the near term.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The following assumptions were used in the fair market valuations as of December 30, 2018:

	2020 Notes Conversion Derivative	2020 Notes Hedge	2021 Notes Conversion Derivative	2021 Notes Hedge	2023 Notes Conversion Derivative	2023 Notes Hedge
Black Stock Volatility [1]	34.48%	34.48%	42.2%	42.2%	31.9%	31.9%
Credit Spread for Wright [2]	4.67%	N/A	4.50%	N/A	3.72%	N/A
Credit Spread for Deutsche Bank AG [3]	N/A	1.38%	N/A	N/A	N/A	N/A
Credit Spread for Wells Fargo Securities, LLC [3]	N/A	0.25%	N/A	N/A	N/A	N/A
Credit Spread for JPMorgan Chase Bank [3]	N/A	0.3%	N/A	0.45%	N/A	0.56%
Credit Spread for Bank of America [3]	N/A	N/A	N/A	0.46%	N/A	0.59%

[1]	Volatility selected based on historical and implied volatility of ordinary shares of Wright Medical Group N.V.

[2]	Credit spread implied from traded price.

[3]	Credit spread of each bank is estimated using CDS curves. Source: Bloomberg.
The fair value of our notes conversion derivatives is determined using a trinomial lattice model and is classified in Level 3. The fair value of our notes hedges is determined using the Black-Scholes formula combined with credit adjustments and is classified in Level 3. We used a black stock volatility, which is one of the most significant assumptions, of 34.48%, 42.2%, and 31.9% in calculating the fair value of our 2020, 2021, and 2023 Notes Conversion Derivatives and Notes Hedges, respectively, as of December 30, 2018. The change in the fair value of Notes Conversion Derivatives resulting from a change in the black stock volatility would have a direct impact on net profit, with an increase in volatility resulting in an increase in the net loss and a decrease in volatility resulting in a decrease in the net loss for the period. The change in the fair value of Notes Hedges resulting from a change in the black stock volatility would have an indirect impact on net profit, with an increase in volatility resulting in a decrease in the net loss and a decrease in volatility resulting in an increase in the net loss for the period. The impact on profit due to volatility of Notes Hedges would be offset by a similar change in volatility of the Notes Conversion Derivatives.
Derivatives not Designated as Hedging Instruments
During 2017 and 2016, we employed a derivative program using foreign currency forward contracts to mitigate the risk of currency fluctuations on our intercompany receivable and payable balances that are denominated in foreign currencies. These forward contracts were expected to offset the transactional gains and losses on the related intercompany balances. These forward contracts were not designated as hedging instruments under FASB ASC Topic 815. Accordingly, the changes in the fair value and the settlement of the contracts were recognized in the period incurred in the accompanying condensed consolidated statements of operations. During the quarter ended April 1, 2018, we discontinued our foreign currency forward contracts derivative program. At December 30, 2018 and December 31, 2017, we had no foreign currency contracts outstanding.
As part of our acquisition of WG Healthcare on January 7, 2013, we were obligated to pay contingent consideration upon the achievement of certain revenue milestones. As of December 25, 2016, we recorded an estimated fair value of future consideration of $17.8 million which was paid during 2017.
As a result of the acquired sales and distribution business of Surgical Specialties Australia Pty. Ltd in 2015, we recorded the estimated fair value of future contingent consideration of approximately $0.9 million as of December 31, 2017 which was paid during the quarter ended April 1, 2018.
As a result of the acquired business of IMASCAP in 2017, we recorded the estimated fair value of future contingent consideration of approximately €16.7 million and €15.1 million, or approximately $19.2 million and $17.8 million, related to the achievement of certain technical milestones and sales earnouts as of December 30, 2018 and December 31, 2017, respectively. The estimated fair value of contingent consideration related to technical milestones totaled $12.7 million and $11.9 million as of December 30, 2018 and December 31, 2017, respectively, and is contingent upon the development and approval of a next generation reverse shoulder implant system and new software modules. The estimated fair value of contingent consideration related to sales earnouts totaled $6.5 million and $5.9 million as of December 30, 2018 and December 31, 2017, respectively, and is contingent upon the sale of certain guides and the next generation reverse shoulder implant system.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The fair values of the sales earn out contingent consideration as of December 30, 2018 and December 31, 2017 were determined using a discounted cash flow model and probability adjusted estimates of the future earnings and is classified in Level 3. The discount rate is 12% for IMASCAP.
The contingent consideration from the IMASCAP acquisition related to technical milestones is based on meeting certain developmental milestones for new software modules and for the FDA and CE clearance for the next generation reverse shoulder implant system. The fair value of this contingent consideration as of December 30, 2018 and December 31, 2017 was determined using probability adjusted estimates of the future payments and is classified in Level 3. The discount rate is approximately 6% for IMASCAP.
A change in the discount rate would have limited impact on our profits or the fair value of this contingent consideration. Changes in the fair value of contingent consideration are recorded in “Other expense (income), net” in our consolidated statements of operations.
On March 1, 2013, as part of our acquisition of BioMimetic Therapeutics, Inc. (BioMimetic), we issued Contingent Value Rights (CVRs) as part of the merger consideration. Each CVR entitles its holder to receive additional cash payments of up to $6.50 per share, which are payable upon receipt of FDA approval of AUGMENT® Bone Graft and upon achieving certain revenue milestones. On September 1, 2015, AUGMENT® Bone Graft received FDA approval and the first of the milestone payments associated with the CVRs was paid out at $3.50 per share, which totaled $98.1 million. The fair value of the CVRs outstanding at December 30, 2018 and December 31, 2017 was $0.4 million and $42.3 million, respectively, and was determined using the closing price of the security in the active market (Level 1). The change in the fair value of the CVRs resulted in an insignificant amount of expense in the fiscal year ended December 30, 2018 and $5.3 million of expense in the fiscal year ended December 31, 2017. The income or expense related to the change in the fair value of the CVRs is recorded in “Other expense (income), net” in our consolidated statements of operations. If, prior to March 1, 2019, sales of AUGMENT® Bone Graft reach $40 million over 12 consecutive months, cash payment would be required at $1.50 per share, or $42 million. This milestone was met and paid out during 2018. Further, if, prior to March 1, 2019, sales of AUGMENT® Bone Graft reach $70 million over 12 consecutive months, an additional cash payment would be required at $1.50 per share, or $42 million. As of December 30, 2018, we have reflected the $0.4 million balance related to CVR liability within “Accrued expenses and other current liabilities.”
The carrying value of cash and cash equivalents, accounts receivable, and accounts payable approximates the fair value of these financial instruments at December 30, 2018 and December 31, 2017 due to their short maturities and variable rates.
The following tables summarize the valuation of our financial instruments (in thousands):

	Total	Quoted prices in active markets (Level 1)	Prices with other observable inputs (Level 2)	Prices with unobservable inputs (Level 3)
At December 30, 2018
Assets
Cash and cash equivalents	$191,351	$191,351	$—	$—
2020 Notes Hedges	17,822	—	—	17,822
2021 Notes Hedges	188,301	—	—	188,301
2023 Notes Hedges	115,923	—	—	115,923
Total	$513,397	$191,351	$—	$322,046

Liabilities
2020 Notes Conversion Derivative	$17,386	$—	$—	$17,386
2021 Notes Conversion Derivative	187,539	—	—	187,539
2023 Notes Conversion Derivative	116,833	—	—	116,833
Contingent consideration	19,248	—	—	19,248
Contingent consideration (CVRs)	420	420	—	—
Total	$341,426	$420	$—	$341,006

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

	Total	Quoted prices in active markets (Level 1)	Prices with other observable inputs (Level 2)	Prices with unobservable inputs (Level 3)
At December 31, 2017
Assets
Cash and cash equivalents	$167,740	$167,740	$—	$—
2020 Notes Hedges	45,033	—	—	45,033
2021 Notes Hedges	127,063	—	—	127,063
Total	$339,836	$167,740	$—	$172,096

Liabilities
2020 Notes Conversion Derivative	$44,132	$—	$—	$44,132
2021 Notes Conversion Derivative	126,148	—	—	126,148
Contingent consideration	19,188	—	—	19,188
Contingent consideration (CVRs)	42,325	42,325	—	—
Total	$231,793	$42,325	$—	$189,468
The following is a roll forward of our assets and liabilities measured at fair value (in thousands) on a recurring basis using unobservable inputs (Level 3) (in thousands):

	Balance at December 31, 2017	Additions	Transfers into Level 3	Gain/(loss) included in earnings	Settlements	Currency	Balance at December 30, 2018

2020 Notes Hedges	45,033	—	—	7,342	(34,553)	—	17,822
2020 Notes Conversion Derivative	(44,132)	—	—	(28,897)	55,643	—	(17,386)
2020 Warrants Derivative	—	(27,308)	—	3,336	23,972	—	—
2021 Notes Hedges	127,063	—	—	61,238	—	—	188,301
2021 Notes Conversion Derivative	(126,148)	—	—	(61,391)	—	—	(187,539)
2023 Notes Hedges	—	141,278	—	(25,355)	—	—	115,923
2023 Notes Conversion Derivative	—	(124,625)	—	7,792	—	—	(116,833)
Contingent consideration	(19,188)	—	—	(1,789)	919	810	(19,248)
7. Property, Plant and Equipment
Property, plant and equipment, net consists of the following (in thousands):

	December 30, 2018	December 31, 2017
Land and land improvements	$2,127	$2,163
Buildings	43,087	41,537
Machinery and equipment	82,445	60,859
Furniture, fixtures and office equipment	161,614	142,299
Construction in progress	14,113	14,403
Surgical instruments	230,980	187,660
	534,366	448,921
Less: Accumulated depreciation	(309,437)	(236,542)
	$224,929	$212,379

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The components of property, plant and equipment recorded under capital leases consist of the following (in thousands):

	December 30, 2018	December 31, 2017
Buildings	$12,017	$15,530
Machinery and equipment	24,331	12,478
Furniture, fixtures and office equipment	559	960
	36,907	28,968
Less: Accumulated depreciation	(11,906)	(7,749)
	$25,001	$21,219
Depreciation expense recognized within results of continuing operations approximated $59.5 million, $56.8 million, and $55.8 million for the fiscal years ended December 30, 2018, December 31, 2017, and December 25, 2016, respectively, and included depreciation of assets under capital leases.
8. Goodwill and Intangibles
Changes in the carrying amount of goodwill occurring during the fiscal years ended December 31, 2017 and December 30, 2018, are as follows (in thousands):

	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Total
Goodwill at December 25, 2016	$218,525	$558,669	$73,848	$851,042
Goodwill associated with IMASCAP acquisition	—	71,981	—	71,981
Foreign currency translation	—	—	10,639	10,639
Goodwill at December 31, 2017	$218,525	$630,650	$84,487	$933,662
Goodwill associated with Cartiva acquisition	351,445	—	—	351,445
Goodwill adjustment associated with IMASCAP acquisition	—	(917)	—	(917)
Foreign currency translation	—	(1,883)	(13,353)	(15,236)
Goodwill at December 30, 2018	$569,970	$627,850	$71,134	$1,268,954
On October 10, 2018, we completed the acquisition of Cartiva. As part of the preliminary purchase price allocation, we acquired $81.0 million of intangible assets related to completed technology, in-process research and development, and customer relationships and $351.4 million of goodwill. Of the $81.0 million of acquired intangible assets, $52.0 million was assigned to customer relationships (15 year life), $28.0 million was assigned to developed technology (7 year life), and $1.0 million was assigned to in-process research and development.
On December 14, 2017, we completed the acquisition of IMASCAP. As part of the preliminary purchase price allocation, we acquired $10.9 million of intangible assets related to completed technology and in-process research and development and $72.0 million of goodwill. Of the $10.9 million of acquired intangible assets, $5.6 million was assigned to developed technology (6 year life) and $5.3 million was assigned to in-process research and development. During the nine months ended September 30, 2018, we revised opening balances acquired as a result of the IMASCAP acquisition, primarily for accounts receivable; other current assets; accrued expenses and other current liabilities; and deferred tax liabilities, which resulted in a $0.9 million decrease in the preliminary value of goodwill determined as of December 14, 2017. See Note 3 for additional discussion of these adjustments.
Goodwill is recognized for the excess of the purchase price over the fair value of net assets of businesses acquired.
Goodwill is required to be tested for impairment at least annually. As of October 1, 2018, we performed a qualitative analysis to test goodwill for impairment and determined that it is not more likely than not that the carrying value of our U.S. Lower Extremities & Biologics, U.S. Upper Extremities, and International Extremities & Biologics reporting units exceeded their respective fair values, indicating that goodwill was not impaired.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The components of our identifiable intangible assets, net are as follows (in thousands):

	December 30, 2018		December 31, 2017
	Cost	Accumulated amortization	Cost	Accumulated amortization
Indefinite life intangibles:
IPRD technology	$6,262		$6,422

Finite life intangibles:
Distribution channels	250	$250	900	$640
Completed technology	174,596	55,114	149,645	40,810
Licenses	6,547	1,851	5,268	1,530
Customer relationships	179,605	30,935	129,693	23,268
Trademarks	14,048	11,564	14,368	10,487
Non-compete agreements	3,252	2,514	3,964	2,603
Other	514	514	569	490
Total finite life intangibles	378,812	$102,742	304,407	$79,828

Total intangibles	385,074		310,829
Less: Accumulated amortization	(102,742)		(79,828)
Intangible assets, net	$282,332		$231,001
Based on the total finite life intangible assets held at December 30, 2018, we expect to amortize approximately $30.2 million in 2019, $29.5 million in 2020, $29.3 million in 2021, $29.3 million in 2022, and $29.2 million in 2023.
9. Debt and Capital Lease Obligations
Debt and capital lease obligations consist of the following (in thousands):

	December 30, 2018	December 31, 2017
Capital lease obligations	$25,539	$20,401

2023 Notes	548,076	—
2021 Notes	321,286	300,051
2020 Notes[1]	173,533	513,014
Term Loan Facility	18,979	—
Asset-based line of credit	17,761	53,645
Other debt	9,953	8,003
	1,115,127	895,114
Less: current portion[1]	(201,686)	(58,906)
	$913,441	$836,208
_____________________

[1]
The holders of the 2020 Notes may convert their notes at any time prior to August 15, 2019 solely into cash upon satisfaction of certain circumstances as described below. On or after August 15, 2019, holders may convert their 2020 Notes solely into cash, regardless of the foregoing circumstances. Due to the ability of the holders of the 2020 Notes to convert within the next year, the carrying value of the 2020 Notes were classified as current liabilities as of December 30, 2018. The respective balances were classified as long-term as of December 31, 2017.

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

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

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
The holders of the 2023 Notes may convert their 2023 Notes at any time prior to the close of business on the business day immediately preceding December 15, 2022 solely into cash, in multiples of $1,000 principal amount, upon satisfaction of one or more of the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2018 (and only during such calendar quarter), if the last reported sale price of our ordinary shares for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of 2023 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our ordinary shares and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On or after December 15, 2022 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2023 Notes solely into cash, regardless of the foregoing circumstances. Upon conversion, a holder will receive an amount in cash, per $1,000 principal amount of the 2023 Notes, equal to the settlement amount as calculated under the 2023 Notes Indenture. If a fundamental change, as defined in the 2023 Notes Indenture, occurs, subject to certain conditions, holders of the 2023 Notes will have the option to require WMG to repurchase for cash all or a portion of their 2023 Notes at a repurchase price equal to 100% of the principal amount of the 2023 Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date, as defined in the 2023 Notes Indenture. In addition, following a make-whole fundamental change, as defined in the 2023 Notes Indenture, that occurs prior to the maturity date, WMG, under certain circumstances, will increase the applicable conversion rate for a holder that elects to convert its 2023 Notes in connection with such make-whole fundamental change. Our guarantee of the 2023 Notes is our senior unsecured obligation that ranks: (i) senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the guarantee; (ii) equal in right of payment to any of our unsecured indebtedness that is not so subordinated; (iii) effectively junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and (iv) structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries. As a result of the issuance of the 2023 Notes, we recorded deferred financing charges of approximately $13.5 million, which are being amortized over the term of the 2023 Notes using the effective interest method. During the fiscal year ended December 30, 2018, we recorded $1.1 million of interest expense related to the amortization of the deferred financing costs.
The 2023 Notes Conversion Derivative requires bifurcation from the 2023 Notes in accordance with ASC Topic 815, Derivatives and Hedging, and is accounted for as a derivative liability. See Note 6 for additional information regarding the 2023 Notes Conversion Derivative. The fair value of the 2023 Notes Conversion Derivative at the time of issuance of the 2023 Notes was $124.6 million and was recorded as original debt discount for purposes of accounting for the debt component of the 2023 Notes. This discount is amortized as interest expense using the effective interest method over the term of the 2023 Notes using an effective interest rate of 6.06%. During the fiscal year ended December 30, 2018, we recorded $10.1 million of interest expense related to the amortization of the debt discount.
The components of the 2023 Notes were as follows (in thousands):

December 30, 2018
Principal amount of 2023 Notes	$675,000
Unamortized debt discount	(114,554)
Unamortized debt issuance costs	(12,370)
Net carrying amount of 2023 Notes	$548,076
The estimated fair value of the 2023 Notes was approximately $680.3 million at December 30, 2018, based on a quoted price in an active market (Level 1).
We and WMG entered into 2023 Notes Hedges in connection with the issuance of the 2023 Notes with two counterparties. The 2023 Notes Hedges, which are cash-settled, are generally intended to reduce WMG's exposure to potential cash payments that WMG would be required to make if holders elect to convert the 2023 Notes at a time when our ordinary share price exceeds the

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

conversion price. However, in connection with certain events, including, among others, (i) a merger or other make-whole fundamental change; (ii) certain hedging disruption events, which may include changes in tax laws, an increase in the cost of borrowing our ordinary shares in the market or other material increases in the cost to the option counterparties of hedging the 2023 Note Hedges; (iii) our or WMG's failure to perform certain obligations under the 2023 Notes Indenture or under the 2023 Notes Hedges; (iv) certain defaults on our, WMG's or any our other subsidiary's indebtedness in excess of $25 million; or (v) if we, WMG or any of our significant subsidiaries become insolvent or otherwise becomes subject to bankruptcy proceedings, the option counterparties have the discretion to terminate the 2023 Notes Hedges, which may reduce the effectiveness of the 2023 Notes Hedges. In addition, the option counterparties have broad discretion to make certain adjustments to the 2023 Notes Hedges and warrant transactions upon the occurrence of certain other events, including, among others, (i) any adjustment to the conversion rate of the 2023 Notes; or (ii) upon the announcement of certain significant corporate events, including events that may give rise to a termination event as described above, such as the announcement of a third-party tender offer. Any such adjustment may also reduce the effectiveness of the 2023 Note Hedges. The aggregate cost of the 2023 Notes Hedges was $141.3 million and is accounted for as a derivative asset in accordance with ASC Topic 815. See Note 6 of the condensed consolidated financial statements for additional information regarding the 2023 Notes Hedges and the 2023 Notes Conversion Derivative.
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
In February 2019, we issued $139.6 million additional aggregate principal amount of the 2023 Notes in exchange for $130.1 million aggregate principal amount of the 2020 Notes and settled a pro rata share of the 2020 Notes Conversion Derivatives, 2020 Notes Hedges and warrants corresponding to the amount of 2020 Notes exchanged pursuant to this exchange. We also entered into additional agreements for 2023 Notes Conversion Derivatives, 2023 Notes Hedges, and warrants. See Note 19 for additional information about this transaction.
2021 Notes
On May 20, 2016, we issued $395 million aggregate principal amount of the 2021 Notes pursuant to an indenture (2021 Notes Indenture), dated as of May 20, 2016 between us and The Bank of New York Mellon Trust Company, N.A., as trustee. The 2021 Notes require interest to be paid at an annual rate of 2.25% semi-annually in arrears on each May 15 and November 15, and will mature on November 15, 2021 unless earlier converted or repurchased. The 2021 Notes are convertible, subject to certain conditions, solely into cash. The initial conversion rate for the 2021 Notes will be 46.8165 ordinary shares (subject to adjustment as provided in the 2021 Notes Indenture) per $1,000 principal amount of the 2021 Notes (subject to, and in accordance with, the settlement provisions of the 2021 Notes Indenture), which is equal to an initial conversion price of approximately $21.36 per ordinary share. We may not redeem the 2021 Notes prior to the maturity date, and no “sinking fund” is available for the 2021 Notes, which means that we are not required to redeem or retire the 2021 Notes periodically.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The holders of the 2021 Notes may convert their 2021 Notes at any time prior to May 15, 2021 solely into cash, in multiples of $1,000 principal amount, upon satisfaction of one or more of the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2016 (and only during such calendar quarter), if the last reported sale price of our ordinary shares for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of 2021 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our ordinary shares and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On or after May 15, 2021 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2021 Notes solely into cash, regardless of the foregoing circumstances. Upon conversion, a holder will receive an amount in cash, per $1,000 principal amount of the 2021 Notes, equal to the settlement amount as calculated under the 2021 Notes Indenture. If we undergo a fundamental change, as defined in the 2021 Notes Indenture, subject to certain conditions, holders of the 2021 Notes will have the option to require us to repurchase for cash all or a portion of their 2021 Notes at a repurchase price equal to 100% of the principal amount of the 2021 Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date, as defined in the 2021 Notes Indenture. In addition, following certain corporate transactions, we, under certain circumstances, will increase the applicable conversion rate for a holder that elects to convert its 2021 Notes in connection with such corporate transaction. The 2021 Notes are senior unsecured obligations that rank: (i) senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the 2021 Notes; (ii) equal in right of payment to any of our unsecured indebtedness that is not so subordinated; (iii) effectively junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and (iv) structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries. As a result of the issuance of the 2021 Notes, we recorded deferred financing charges of approximately $7.3 million, which are being amortized over the term of the 2021 Notes using the effective interest method. For the fiscal years ended December 30, 2018, December 31, 2017, and December 25, 2016, we recorded $1.3 million, $1.1 million, and $0.6 million, respectively, of interest expense related to the amortization of deferred financing costs.
In the third fiscal quarter of 2018, the closing price of our ordinary shares was greater than 130% of the 2021 Notes conversion price for 20 or more of the 30 consecutive trading days preceding the quarter-end; and, therefore, the holders of the 2021 Notes had the ability to convert the notes during the succeeding quarterly period. Due to the ability of the holders of the 2021 Notes to convert the notes during this period, the carrying value of the 2021 Notes and the fair value of the 2021 Notes Conversion Derivative were classified as current liabilities, and the fair value of the 2021 Notes Hedges were classified as current assets as of September 30, 2018. There were no conversions during the fourth quarter of 2018. The closing price of our ordinary shares was less than 130% of the 2021 Notes conversion price for more than 20 of the 30 consecutive trading days preceding the calendar fiscal quarter ended December 30, 2018, which resulted in the 2021 Notes no longer being convertible. As such, the 2021 Notes, 2021 Notes Conversion Derivative and 2021 Notes Hedges were classified as long-term as of December 30, 2018.
The 2021 Notes Conversion Derivative requires bifurcation from the 2021 Notes in accordance with ASC Topic 815, Derivatives and Hedging, and is accounted for as a derivative liability. See Note 6 for additional information regarding the 2021 Notes Conversion Derivative. The fair value of the 2021 Notes Conversion Derivative at the time of issuance of the 2021 Notes was $117.2 million and was recorded as original debt discount for purposes of accounting for the debt component of the 2021 Notes. This discount is amortized as interest expense using the effective interest method over the term of the 2021 Notes. For the fiscal years ended December 30, 2018, December 31, 2017, and December 25, 2016, we recorded $20.0 million, $18.1 million, and $9.8 million respectively, of interest expense related to the amortization of the debt discount based upon an effective rate of 9.72%.
The components of the 2021 Notes were as follows (in thousands):

	December 30, 2018	December 31, 2017
Principal amount of 2021 Notes	$395,000	$395,000
Unamortized debt discount	(69,382)	(89,332)
Unamortized debt issuance costs	(4,332)	(5,617)
Net carrying amount of 2021 Notes	$321,286	$300,051
The estimated fair value of the 2021 Notes was approximately $533.4 million at December 30, 2018, based on a quoted price in an active market (Level 1).

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

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

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
The holders of the 2020 Notes may convert their notes at any time prior to August 15, 2019 solely into cash, in multiples of $1,000 principal amount, upon satisfaction of one or more of the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2015 (and only during such calendar quarter), if the last reported sale price of our ordinary shares for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of 2020 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our ordinary shares and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. The Wright/Tornier merger did not result in a conversion right for holders of the 2020 Notes. On or after August 15, 2019 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2020 Notes solely into cash, regardless of the foregoing circumstances. Upon conversion, a holder will receive an amount in cash, per $1,000 principal amount of the 2020 Notes, equal to the settlement amount as calculated under the 2020 Notes Indenture. If WMG undergoes a fundamental change, as defined in the 2020 Notes Indenture, subject to certain conditions, holders of the 2020 Notes will have the option to require WMG to repurchase for cash all or a portion of their notes at a purchase price equal to 100% of the principal amount of the 2020 Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date, as defined in the 2020 Notes Indenture. In addition, following certain corporate transactions, WMG, under certain circumstances, will increase the applicable conversion rate for a holder that elects to convert its 2020 Notes in connection with such corporate transaction. The 2020 Notes are senior unsecured obligations that rank: (i) senior in right of payment to any of WMG's indebtedness that is expressly subordinated in right of payment to the 2020 Notes; (ii) equal in right of payment to any of WMG's unsecured indebtedness that is not so subordinated; (iii) effectively junior in right of payment to any secured indebtedness to the extent of the value of the assets securing such indebtedness; and (iv) structurally junior to all indebtedness and other liabilities (including trade payables) of WMG's subsidiaries. In conjunction with the issuance of the 2020 Notes, we recorded deferred financing charges of approximately $18.1 million.
Due to the ability of the holders of the 2020 Notes to convert within the next year, the carrying value of the 2020 Notes and the fair value of the 2020 Notes Conversion Derivatives were classified as current liabilities and the fair value of the 2020 Notes Hedges was classified as current assets as of December 30, 2018. The respective balances were all classified as long-term as of December 31, 2017.
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
Concurrently with the issuance and sale of the 2021 Notes, certain holders of the 2020 Notes exchanged approximately $45.0 million aggregate principal amount of their 2020 Notes for the 2021 Notes. For each $1,000 principal amount of 2020 Notes validly submitted for exchange, we delivered $990.00 principal amount of the 2021 Notes (subject to rounding down to the nearest $1,000 principal amount of the 2021 Notes, the difference being referred as the rounded amount) to the investor plus an amount of cash equal to the unpaid interest on the 2020 Notes and the rounded amount. As a result of this note exchange and retirement of $45.0 million aggregate principal amount of the 2020 Notes, we recognized approximately $9.3 million for the write-off of related pro rata unamortized deferred financing fees and debt discount within “Other expense (income), net” in our consolidated statements of operations during the fiscal year ended December 31, 2017.
Concurrently with the issuance and sale of the 2023 Notes, certain holders of the 2020 Notes exchanged approximately $400.9 million aggregate principal amount of their 2020 Notes for the 2023 Notes. For each $1,000 principal amount of 2020 Notes validly submitted for exchange, we delivered $1,138.70 principal amount of the 2023 Notes (subject to rounding down to the nearest $1,000 principal amount of the 2023 Notes for each exchanging investor, the difference being referred as the rounded amount) to the investor. As a result of this note exchange and retirement of $400.9 million aggregate principal amount of the 2020 Notes, we recognized approximately $39.9 million for the write-off of related unamortized deferred financing fees and debt discount within “Other (income) expense, net” in our consolidated statements of operations during the fiscal year ended December 30, 2018.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The remaining deferred financing charges and discount on the 2020 Notes are being amortized over the remaining term of the 2020 Notes using the effective interest method. For the fiscal years ended December 30, 2018, December 31, 2017 and December 25, 2016, we recorded $19.1 million, $27.3 million and $25.9 million, respectively, of interest expense related to the amortization of the debt discount based upon an effective rate of 8.54%. For the fiscal years ended December 30, 2018, December 31, 2017, and December 25, 2016, we recorded $2.3 million, $3.3 million and $3.1 million, respectively, of interest expense related to the amortization of deferred financing costs.
The components of the 2020 Notes were as follows (in thousands):

	December 30, 2018	December 31, 2017
Principal amount of 2020 Notes	$186,589	$587,500
Unamortized debt discount	(11,642)	(66,418)
Unamortized debt issuance costs	(1,414)	(8,068)
Net carrying amount of 2020 Notes	$173,533	$513,014
The estimated fair value of the 2020 Notes was approximately $196.9 million at December 30, 2018, based on a quoted price in an active market (Level 1).
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
During the second quarter of 2016, we settled a portion of the 2020 Notes Hedges (receiving $3.9 million) and repurchased a portion of the warrants associated with the 2020 Notes (paying $3.3 million), generating net proceeds of approximately $0.6 million. Subsequent to this partial settlement, we had warrants which were exercisable for 19.6 million ordinary shares and the strike price of the warrants remained $38.8010 per ordinary share. During the second quarter of 2018, we agreed to settle a pro rata portion of the 2020 Notes Hedges and agreed to repurchase a pro rata portion of the warrants associated with the 2020 Notes. The pricing of these 2020 Notes Hedges and warrants associated with the 2020 Notes were based on pricing between July 9, 2018 and July 27, 2018 and were settled on July 30, 2018. As a result of these settlements, we received net proceeds of approximately $10.6 million on July 30, 2018. The warrants which we had agreed to settle as of July 1, 2018 were recorded as a current derivative liability as of July 1, 2018 as described within Note 6. We had warrants which were exercisable for 6.2 million ordinary shares with a strike price of $38.8010 per ordinary share as of December 30, 2018.
Aside from the initial payment of the $144.8 million premium in the aggregate to the option counterparties, we do not expect to be required to make any cash payments to the option counterparties under the 2020 Notes Hedges and expect to be entitled to

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

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
In February 2019, we issued $139.6 million additional aggregate principal amount of the 2023 Notes in exchange for $130.1 million aggregate principal amount of the 2020 Notes and settled a pro rata share of the 2020 Notes Conversion Derivatives, 2020 Notes Hedges and warrants corresponding to the amount of 2020 Notes exchanged pursuant to this exchange. We also entered into additional agreements for 2023 Notes Conversion Derivatives, 2023 Notes Hedges, and warrants. See Note 19 for additional information about this transaction.
Subsequent to the 2019 partial settlement, we had warrants which were exercisable for 1.9 million ordinary shares and the strike price of the warrants remained $38.8010 per ordinary share. We will not receive any additional proceeds if warrants are exercised. The remaining warrants are expected to be net-share settled and exercisable over the 200 trading day period beginning on May 15, 2020. The warrant transactions will have a dilutive effect on our ordinary shares to the extent that the market value per ordinary share during such period exceeds the applicable strike price of the warrants. However, in connection with certain events, these option counterparties have the discretion to make certain adjustments to warrant transactions, which may increase our obligations under the warrant transactions.
2017 Notes
On August 31, 2012, WMG issued $300 million aggregate principal amount of the 2017 Notes pursuant to an indenture (2017 Notes Indenture), dated as of August 31, 2012 between WMG and The Bank of New York Mellon Trust Company, N.A., as trustee. The 2017 Notes matured on August 15, 2017. Prior to maturity, we paid interest on the 2017 Notes semi-annually on each February 15 and August 15 at an annual rate of 2.00%. WMG could not redeem the 2017 Notes prior to the maturity date, and no “sinking fund” was available for the 2017 Notes, which means that WMG was not required to redeem or retire the 2017 Notes periodically. The 2017 Notes were convertible at the option of the holder, during certain periods and subject to certain conditions as described below, solely into cash at an initial conversion rate of 39.3140 shares per $1,000 principal amount of the 2017 Notes, subject to adjustment upon the occurrence of specified events, which represented an initial conversion price of $25.44 per share. Holders could have converted their 2017 Notes at any time prior to February 15, 2017 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending December 31, 2012 (and only during such calendar quarter), if the last reported sale price of our ordinary shares for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter was greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our ordinary shares and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On or after February 15, 2017 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders could convert their 2017 Notes solely into cash, regardless of the foregoing circumstances. As a result of the issuance of the 2017 Notes, we recognized deferred financing charges of approximately $8.8 million.
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
For the fiscal year ended December 25, 2016, interest expense related to the amortization of the debt discount and deferred financing costs was based upon an effective rate of 6.47% and totaled $0.9 million and $0.2 million, respectively. For the fiscal year ended December 31, 2017, interest expense on the 2017 Notes was not significant.
ABL Facility
On December 23, 2016, we, together with WMG and certain of our other wholly-owned U.S. subsidiaries (collectively, Borrowers), entered into an ABL Credit, Security and Guaranty Agreement (ABL Credit Agreement) with Midcap Financial Trust, as administrative agent (Agent) and a lender and the additional lenders from time to time party thereto. The ABL Credit Agreement provides for a $150 million senior secured asset based line of credit, subject to the satisfaction of a borrowing base requirement (ABL Facility). The ABL Facility may be increased by up to $100 million upon the Borrowers’ request, subject to the consent of the Agent and each of the other lenders providing such increase. All borrowings under the ABL Facility are subject to the satisfaction of customary conditions, including the absence of default, the accuracy of representations and warranties in all material respects and the delivery of an updated borrowing base certificate.
In February 2019, we amended the ABL Credit Agreement to, among other things, increase the amount of commitments under the line of credit from $150 million to $175 million. As a result of the increase under the line of credit, the amount of additional commitments we are able to activate under the line of credit was reduced from $100 million to $75 million. See Note 19 to our consolidated financial statements.
As of December 30, 2018 and December 31, 2017, we had $17.8 million and $53.6 million, respectively, in borrowings outstanding under the ABL Facility. We have reflected this debt as a current liability on our consolidated balance sheets as of December 30, 2018 and December 31, 2017, as required by US GAAP due to the weekly lockbox repayment/re-borrowing arrangement underlying the agreement, as well as the ability for the lenders to accelerate the repayment of the debt under certain circumstances as described below. As of December 30, 2018 and December 31, 2017, we had $1.7 million and $2.2 million, respectively, of unamortized debt issuance costs related to the ABL Facility. These amounts are included within “Other assets” on our consolidated balance sheets as of December 30, 2018 and December 31, 2017 and will be amortized over the five-year term of the ABL Facility as described below.
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
There is no scheduled amortization under the ABL Facility and (subject to borrowing base requirements and applicable conditions to borrowing) the available revolving commitment may be borrowed, repaid and reborrowed without restriction. All outstanding loans under the ABL Facility will be due and payable in full on the date that is the earliest to occur of (x) December 23, 2021; (y)

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

the date that is 91 days prior to the maturity date of the 2020 Notes or (z) the date that is 91 days prior to the maturity date of the 2021 Notes; provided if we refinance, extend, renew or replace at least 85% of the 2020 Notes and/or the 2021 Notes, as applicable, outstanding as of the closing date of the ABL Facility pursuant to the terms of the ABL Credit Agreement, the maturity date will be deemed extended with respect to clause (y) and (z) above. Due to the additional exchange of 2020 Notes for additional 2023 Notes in February 2019 as described in Note 19, the maturity date will be deemed extended for purposes of clause (y) as long as we maintain unrestricted cash in an amount equal to the aggregate outstanding principal amount of the 2020 Notes.
Any voluntary or mandatory permanent reduction or termination of the revolving commitments under the ABL Facility is currently subject to a prepayment premium equal to 0.75% of such reduced or terminated amount.
The ABL Credit Agreement contains certain negative covenants that restrict our ability to take certain actions as specified in the ABL Credit Agreement and an affirmative covenant that we maintain net revenue at or above minimum levels and maintain liquidity in the United States at a level specified in the ABL Credit Agreement, subject to certain exceptions.
On May 7, 2018, we amended and restated the ABL Credit Agreement to add a $40 million term loan facility (Term Loan Facility). The initial $20 million term loan tranche was funded at closing. The Borrowers may at any time borrow the second $20 million term loan tranche, but will be required to do so no later than May 7, 2019 unless certain adjusted EBITDA targets are met; in which case, the Borrowers will be permitted to extend the borrowing requirement for up to an additional two years. All borrowings under the Term Loan Facility are subject to the satisfaction of customary conditions, including the absence of default and the accuracy of representations and warranties in all material respects. As of December 30, 2018, we had $20 million outstanding under the Term Loan Facility.
In February 2019, we amended the ABL Credit Agreement to, among other things, increase the second tranche of the Term Loan Facility from $20 million to $35 million. See Note 19 to our consolidated financial statements.
The interest rate applicable to borrowings under the Term Loan Facility will be equal to one-month LIBOR plus 7.85%, subject to a 1.00% LIBOR floor. Amortization payments under the Term Loan Facility are due in equal monthly installments beginning on May 1, 2019 unless we meet certain adjusted EBITDA targets; in which case, the amortization payments would not commence until May 1, 2021. To date, we have met these targets. In addition to paying interest on the outstanding loans under the Term Loan Facility, the Borrowers will also be required to pay certain other customary fees related to Agent’s administration of the Term Loan Facility.
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
As of December 30, 2018, we have unamortized deferred financing charges of approximately $1.0 million related to the Term Loan Facility, which will be amortized over the three-year term using the effective interest method.
All of the obligations under the Term Loan Facility and the ABL Facility are guaranteed jointly and severally by us and each of the Borrowers and are secured by a senior first priority security interest in substantially all of our and each Borrower's existing and after-acquired assets on the terms set forth in the ABL Credit Agreement.
In addition to financial and liquidity covenants consistent with those in the ABL Credit Agreement, while the Term Loan Facility is outstanding, we are required to maintain a minimum adjusted EBITDA, as described in the ABL Credit Agreement. The ABL Credit Agreement will not affect our ability to meet our existing contractual obligations, including payments under the Borrower Representative’s contingent value rights agreement, except in circumstances where an event of default (subject to certain exceptions) has occurred and is continuing.
The ABL Credit Agreement also contains negative covenants, representations and warranties, affirmative covenants and events of default, in each case subject to grace periods, thresholds, and materiality qualifiers consistent with the ABL Credit Agreement.
Other Debt
Other debt primarily includes government loans, mortgages, loans acquired as a result of the IMASCAP acquisition and miscellaneous international bank loans.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Maturities
Aggregate annual maturities of our current and long-term obligations at December 30, 2018, excluding capital lease obligations and the ABL Facility, are as follows (in thousands):

2019	$190,597
2020	2,125
2021	416,463
2022	935
2023	675,042
Thereafter	1,380
$1,286,542
The table set forth above excludes the $17.8 million in borrowings outstanding under the ABL Facility. As described previously, all outstanding loans under the ABL Facility will be due and payable in full on December 23, 2021 or earlier under certain specified circumstances as previously described.
As discussed in Note 7, we have acquired certain property and equipment pursuant to capital leases. At December 30, 2018, future minimum lease payments under capital lease obligations, together with the present value of the net minimum lease payments, are as follows (in thousands):

2019	$7,369
2020	6,106
2021	4,545
2022	3,553
2023	2,430
Thereafter	4,682
Total minimum payments	28,685
Less amount representing interest	(3,146)
Present value of minimum lease payments	25,539
Current portion	(6,384)
Long-term portion	$19,155
10. Accumulated Other Comprehensive Income (AOCI)
Other comprehensive income (OCI) includes certain gains and losses that under US GAAP are included in comprehensive income but are excluded from net loss as these amounts are initially recorded as an adjustment to shareholders’ equity. Amounts in OCI may be reclassified to net loss upon the occurrence of certain events.
Our 2016, 2017, and 2018 OCI is comprised of foreign currency translation adjustments.
Changes in AOCI for the fiscal years ended December 25, 2016, December 31, 2017, and December 30, 2018 were as follows (in thousands):

Currency translation adjustment
Balance December 27, 2015	$(10,484)
Other comprehensive loss	(8,977)
Balance December 25, 2016	$(19,461)
Other comprehensive income	41,751
Balance December 31, 2017	$22,290
Other comprehensive loss	(30,373)
Balance December 30, 2018	$(8,083)

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

11. Income Taxes
The components of our loss from continuing operations before income taxes are as follows (in thousands):

	Fiscal year ended
	December 30, 2018	December 31, 2017	December 25, 2016
U.S.	$(144,987)	$(56,808)	$(140,190)
Foreign	(24,853)	(43,097)	(38,150)
Loss from continuing operations before income taxes	$(169,840)	$(99,905)	$(178,340)
The components of our benefit for income taxes are as follows (in thousands):

	Fiscal year ended
	December 30, 2018	December 31, 2017	December 25, 2016
Current (benefit) provision:
U.S.:
Federal	$449	$(23,781)	$(1,971)
State	251	390	(281)
Foreign	3,307	2,214	3,860
Total current (benefit) provision	4,007	(21,177)	1,608
Deferred (benefit) provision:
U.S.:
Federal	(2,841)	(5,098)	1,244
State	(663)	(93)	142
Foreign	(1,039)	(8,600)	(16,400)
Total deferred benefit	(4,543)	(13,791)	(15,014)
Total benefit for income taxes	$(536)	$(34,968)	$(13,406)
A reconciliation of the statutory U.S. federal income tax rate to our effective income tax rate for continuing operations is as follows:

	Fiscal year ended
	December 30, 2018	December 31, 2017	December 25, 2016
Income tax benefit at statutory rate	21.0%	35.0%	35.0%
State income taxes	3.8%	1.5%	2.9%
Change in valuation allowance	(22.9)%	(3.5)%	(32.6)%
CVR fair market value adjustment	—%	(1.9)%	(1.7)%
Foreign income tax rate differential	(0.6)%	(6.1)%	3.3%
Changes in tax reserves	0.4%	2.9%	0.8%
Effects of U.S. tax reform	—%	6.5%	—%
Foreign rate changes	—%	1.7%	—%
Other, net	(1.4)%	(1.1)%	(0.2)%
Total	0.3%	35.0%	7.5%

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The significant components of our deferred income taxes as of December 30, 2018 and December 31, 2017 are as follows (in thousands):

	Fiscal year ended
	December 30, 2018	December 31, 2017
Deferred tax assets:
Net operating loss carryforwards	$330,589	$283,708
General business credit carryforwards	14,598	12,993
Reserves and allowances	56,675	90,246
Deferred interest	27,322	—
Share-based compensation expense	14,934	13,679
Convertible debt notes and conversion options	38,368	10,747
Other	3,616	1,642
Valuation allowance	(400,171)	(366,825)

Total deferred tax assets	85,931	46,190

Deferred tax liabilities:
Depreciation	5,095	6,383
Intangible assets	58,221	42,862
Convertible notes bond hedges	34,653	11,668
Other	166	120

Total deferred tax liabilities	98,135	61,033

Net deferred tax liabilities	$(12,204)	$(14,843)
The 2017 Tax Act was enacted on December 22, 2017. We recognized the income tax effects of the 2017 Tax Act in our 2017 financial statements in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of ASC Topic 740, Income Taxes, in the reporting period in which the 2017 Tax Act was signed into law. As such, our 2017 financial results included an approximate $6.6 million benefit resulting from the revaluation of our net deferred tax liabilities and reduction of our valuation allowance due to the change in the net operating loss carryforward period. Based on updated notices and regulations issued by the IRS, U.S. Treasury, and other standard-setting bodies in 2018, we have finalized our income tax effects for the provisions of the 2017 Tax Act in the fourth-quarter 2018 with no significant impact. In addition, the 2017 Tax Act imposed a tax on global intangible low-taxed income (GILTI) earned by U.S. controlled foreign subsidiaries. In accordance with FASB Staff Q&A, Topic 740, No. 5, we have elected to account for GILTI as a period expense in the year it is incurred. While we have included a provisional amount relating to GILTI in our financial statements, there is no net income tax impact due to the valuation allowance provided on our U.S. deferred tax assets.
At December 30, 2018, we had net operating loss carryforwards for U.S. federal income tax purposes of approximately $1.1 billion, $150.0 million of which do not expire and $965.0 million which are subject to expiration. Of the U.S. net operating loss carryforwards subject to expiration, approximately $15.0 million will expire over the next 5 years and the remaining between 2024 and 2037, with the majority expiring after 2033. State net operating loss carryforwards at December 30, 2018 totaled approximately $1.2 billion, $25.0 million of which do not expire and $1.16 billion which begin to expire in 2019 and extend through 2038. Additionally, we had general business credit carryforwards of approximately $15.0 million, which begin to expire in 2019 and extend through 2038. At December 30, 2018, we had foreign net operating loss carryforwards of approximately $163.0 million, $77.0 million of which do not expire and $86.0 million which begin to expire in 2019 and extend through 2027.
At December 30, 2018 and December 31, 2017, we had a valuation allowance of $400.2 million and $366.8 million, respectively, related to certain U.S. and foreign deferred tax assets. We realized a net increase in the valuation allowance of $33.0 million during the fiscal year ended December 30, 2018. The net increase was primarily due to the valuation allowance on projected U.S. current year taxable losses and a change in judgment regarding our ability to recognize certain foreign deferred tax assets, partially offset by a change in the realizability of certain U.S. deferred tax assets as a result of the Cartiva acquisition, for which approximately $3.6 million was recognized as an income tax benefit. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax planning strategies in making this assessment. Based upon the levels of historical taxable income, projections of future taxable income and the reversal of deferred tax liabilities over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowance.
It is our current practice and intention to reinvest the earnings of our subsidiaries in those operations. Therefore, we do not provide for deferred taxes on the excess of the financial reporting over the tax basis in our investments in subsidiaries that are essentially permanent in duration. We would recognize a deferred income tax liability if we were to determine that such earnings are no longer indefinitely reinvested. Due to the number of tax jurisdictions involved, the complexity of our legal entity structure, and the complexity of the tax laws in the relevant jurisdictions, we believe it is not practicable to estimate the amount of additional taxes which may be payable upon distribution of these earnings, however it is not expected to be significant. Further, the 2017 Tax Act imposed a mandatory transition tax on accumulated foreign earnings of our U.S. controlled foreign subsidiaries and eliminated U.S. income taxes on distributions from U.S. controlled foreign subsidiaries.
As of December 30, 2018, our unrecognized tax benefits totaled approximately $4.6 million. The total amount of net unrecognized tax benefits that, if recognized, would affect the tax rate was approximately $1.0 million at December 30, 2018. While we are currently not under audit in significant tax jurisdictions, it is reasonably possible that our unrecognized tax benefits could change in the next twelve months as a result of tax periods still open for examination and expirations of the statutes of limitations.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Fiscal year ended
	December 30, 2018	December 31, 2017
Balance at beginning of fiscal year	$6,025	$8,095
Additions from acquisitions	109	—
Additions for tax positions related to current year	385	215
Additions for tax positions of prior years	718	20
Reductions for tax positions of prior years	(490)	(3,174)
Settlements	(1,983)	—
Foreign currency translation	(154)	869
Balance at end of fiscal year	$4,610	$6,025
We accrue interest required to be paid by the tax law for the underpayment of taxes on the difference between the amount claimed or expected to be claimed on the tax return and the tax benefit recognized in the financial statements. Management has made the policy election to record this interest as interest expense and penalties, that if incurred, would be recognized as penalty expense within “Other expense (income)” on our consolidated statements of operations. As of December 30, 2018, accrued interest and penalties related to our unrecognized tax benefits totaled approximately $0.2 million.
We file numerous consolidated and separate company income tax returns in the United States and in many foreign jurisdictions. With few exceptions, we are subject to U.S. federal, state, and local income tax examinations for years 2015 through 2017. We are no longer subject to foreign income tax examinations by tax authorities in significant jurisdictions for years before 2014. However, U.S. and foreign tax authorities have the ability to review years prior to these to the extent that we utilize tax attributes carried forward from those prior years.
12. Other Balance Sheet Information
Other long-term liabilities consist of the following (in thousands):

	December 30, 2018	December 31, 2017
Product liability reserves (Note 16)	$30,755	$60,711
Notes Conversion Derivatives (Note 6)	304,372	170,280
Contingent consideration (Note 6)	15,821	18,301
Other	17,281	23,453
	$368,229	$272,745

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 30, 2018	December 31, 2017
Employee bonuses	$28,953	$12,803
Other employee benefits	22,841	22,401
Royalties	12,330	12,563
Taxes other than income	7,897	8,933
Notes Conversion Derivatives (Note 6)	17,386	—
Commissions	19,356	19,330
Professional and legal fees	10,848	12,388
Contingent consideration (Note 6)	3,427	1,168
Product liability and other legal accruals (Note 16)	66,918	151,027
CVRs (Note 6)	420	42,044
Other	26,705	31,901
	$217,081	$314,558
13. Capital Stock and Earnings Per Share
We are authorized to issue up to 320 million ordinary shares, each share with a par value of three Euro cents (€0.03). We had 125.6 million and 105.8 million ordinary shares issued and outstanding as of December 30, 2018 and December 31, 2017, respectively.
On August 27, 2018, we entered into an underwriting agreement with J.P. Morgan, relating to the registered public offering of 18.2 million ordinary shares, at an initial price to the public of $24.60 per share, for a total price of $448.9 million. The net proceeds to us were $423.0 million, after deducting underwriting discounts and commissions of $25.4 million and offering costs of $0.5 million. The offering closed on August 30, 2018. The proceeds were used to fund the purchase price of the Cartiva acquisition which closed on October 10, 2018, as well as costs and expenses related thereto. See Note 3 for additional details related to the Cartiva acquisition.
FASB ASC Topic 260, Earnings Per Share, requires the presentation of basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted-average number of ordinary shares outstanding during the period. Diluted earnings per share is calculated to include any dilutive effect of our ordinary share equivalents. For the fiscal years ended December 30, 2018 and December 31, 2017, our ordinary share equivalents consisted of stock options, restricted stock units, performance share units, and warrants. For the fiscal year ended December 25, 2016, our ordinary share equivalents consisted of stock options, restricted stock units, and warrants. The dilutive effect of the stock options, restricted stock units, performance share units, and warrants is calculated using the treasury-stock method.
We had outstanding options to purchase 9.9 million ordinary shares, 1.3 million restricted stock units, and 0.2 million performance share units, assuming target performance, at December 30, 2018; outstanding options to purchase 10.0 million ordinary shares, 1.3 million restricted stock units, and $0.1 million performance share units, assuming target performance, at December 31, 2017; and outstanding options to purchase 10.4 million ordinary shares and 1.3 million restricted stock units at December 25, 2016.
We had outstanding net-share settled warrants on the 2020 Notes of 6.2 million ordinary shares at December 30, 2018 and 19.6 million ordinary shares at December 31, 2017 and December 25, 2016. We also had net-share settled warrants on the 2021 Notes of 18.5 million ordinary shares at December 30, 2018 and December 31, 2017. Finally, we had net-share settled warrants on the 2023 Notes of 20.2 million ordinary shares at December 30, 2018.
None of the options, restricted stock units, performance share units, or warrants were included in the calculation of diluted net loss from continuing operations per share, diluted net loss from discontinued operations per shares, and diluted net loss per share for the fiscal years ended December 30, 2018, December 31, 2017, and December 25, 2016, because we recorded a net loss from continuing operations for all periods. Including these instruments would be anti-dilutive as the net loss from continuing operations is the control number in determining whether those potential common shares are dilutive or anti-dilutive.
The weighted-average number of ordinary shares outstanding for basic and diluted loss per share purposes is as follows (in thousands):

	Fiscal year ended
	December 30, 2018	December 31, 2017	December 25, 2016
Weighted-average number of ordinary shares outstanding — basic and diluted	112,592	104,531	102,968

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
Amounts recognized in the consolidated financial statements with respect to share-based compensation are as follows:

	Fiscal year ended
	December 30, 2018	December 31, 2017	December 25, 2016
Total cost of share-based arrangements	$26,039	$19,485	$14,406
Amounts capitalized into inventory	(507)	(669)	(416)
Amortization of capitalized amounts	588	577	426
Impact to net loss	$26,120	$19,393	$14,416
Impact to basic and diluted loss per share	$0.23	$0.19	$0.14
Weighted-average number of shares outstanding - basic and diluted	112,592	104,531	102,968
The compensation costs related to share-based awards were as follows:

	Fiscal year ended
	December 30, 2018	December 31, 2017	December 25, 2016
Stock options	$11,177	$8,988	$5,844
Restricted stock units	11,514	9,373	8,416
Performance share units	2,538	441	—
Employee stock purchase plan	810	683	146
Total compensation cost for share-based awards	$26,039	$19,485	$14,406
As of December 30, 2018, we had $48.0 million of total unrecognized share-based compensation cost related to unvested share-based compensation arrangements. This cost is expected to be recognized over a weighted-average period of 2.57 years.
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
The options and RSUs granted to our employees generally have graded vesting periods of 4 years. The options granted to our non-executive directors have graded vesting period of 2 years and the RSUs granted to our non-executive directors cliff vest on the one-year anniversary of the date of grant. All options are granted with exercise prices equal to the closing price of our ordinary shares on the date of grant, as reported by the Nasdaq Global Select Market, and expire 10 years after the grant date. The PSUs granted to our executive officers cliff vest after a three-year performance period only if certain minimum pre-established performance criteria are achieved and the number shares issued upon vesting depends upon the level of achievement of the performance criteria, with a cap of 200% of target levels. The PSUs granted during the fiscal year ended December 30, 2018 were granted in the third quarter of 2018 and have a performance period from July 2, 2018 to June 25, 2021. The PSUs granted during the fiscal year ended December 31, 2017 were granted in the third quarter of 2017 and have a performance period from June 26, 2017 to June 28, 2020.
The 2017 Plan reserves for issuance a number of ordinary shares equal to the sum of (i) 5,000,000 shares; (ii) 1,329,648 shares, which was the number of shares available for grant under the Wright Medical Group N.V. Amended and Restated 2010 Incentive Plan (the 2010 Plan) as of June 23, 2017, the date of shareholder approval of the 2017 Plan, but not subject to outstanding awards; and (iii) up to 6,405,992 shares subject to awards outstanding under the 2010 Plan as of June 23, 2017 that are subsequently forfeited or cancelled or expire or otherwise terminate without the issuance of such shares. As of December 30, 2018, 2,297,162 ordinary shares remained available for future grant of equity awards under the 2017 Plan, assuming maximum PSU payouts.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

As of December 30, 2018, there were 11,451,090 ordinary shares covering awards outstanding under all of our equity incentive plans, including the 2017 Plan, the 2010 Plan and legacy Wright and legacy Tornier plans and non-plan agreements, assuming target PSU payouts. The legacy Wright and legacy Tornier plans and non-plan agreements include the Wright Medical Group, Inc. 2009 Equity Incentive Plan, as amended and restated (the Legacy Wright 2009 Plan), the Wright Medical Group, Inc. 1999 Equity Incentive Plan, as amended and restated, the Tornier N.V. Stock Option Plan, as amended and restated, and three legacy Wright non-plan inducement option agreements. All of these plans and non-plan agreements were terminated with respect to future awards, and thus, no future share-based awards may be granted under any of these legacy plans and agreements.
All of the options issued under the legacy Wright plans and non-plan agreements expire after 10 years from the date of grant. All outstanding awards under the legacy Wright plans and non-plan agreements automatically vested on October 1, 2015 as a result of the Wright/Tornier merger; therefore, there are no restricted stock awards or RSUs outstanding at December 30, 2018 under these plans. However, there were 2,547,656 stock options outstanding as of December 30, 2018 under the legacy Wright plans and non-plan agreements.
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
The weighted-average grant date fair value of stock options granted to employees in 2018, 2017, and 2016 was $9.32 per share, $9.80 per share, and $7.36 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model using the following assumptions:

Fiscal year ended
	December 30, 2018	December 31, 2017	December 25, 2016
Risk-free interest rate	2.6% - 2.9%	1.9% - 2.0%	1.1% - 1.4%
Expected option life	7 years	6 years	6 years
Expected price volatility	32%	33%	34%
During 2018, 2017, and 2016, we did not grant any stock options to non-employees (other than our non-executive directors who received such grants in consideration of their director service).
A summary of our stock option activity during 2018 is as follows:

	Shares (000’s)	Weighted-average exercise price	Weighted-average remaining contractual life	Aggregate intrinsic value* ($000’s)
Outstanding at December 31, 2017	9,114	$22.73
Granted	1,464	24.14
Exercised	(750)	21.18
Forfeited or expired	(625)	25.51
Outstanding at December 30, 2018	9,203	$22.89	6.52	$36,809
Exercisable at December 30, 2018	6,086	$22.30	5.46	$28,127
________________________________

*
The aggregate intrinsic value is calculated as the difference between the market value of our ordinary shares as of December 30, 2018 and the respective exercise prices of the options. The market value as of December 30, 2018 was $26.51 per share, which

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

is the closing sale price of our ordinary shares on December 28, 2018, the last trading day prior to December 30, 2018, as reported by the Nasdaq Global Select Market.
The total intrinsic value of options exercised during 2018, 2017, and 2016 was $4.9 million, $9.1 million, and $2.1 million, respectively.
A summary of our stock options outstanding and exercisable at December 30, 2018 is as follows (shares in thousands):

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted-average remaining contractual life	Weighted-average exercise price	Number exercisable	Weighted-average exercise price
$2.00 — $20.00	1,078	4.02	$17.66	976	$17.48
$20.01 — $21.00	2,276	6.32	20.64	1,835	20.64
$21.01 — $25.00	3,753	7.16	22.85	1,945	22.21
$25.01 — $32.00	2,096	6.87	28.10	1,330	28.27
	9,203	6.52	$22.89	6,086	$22.30
Restricted stock units
We calculate the grant date fair value of RSUs using the closing sale price of our ordinary shares on the grant date, as reported by the Nasdaq Global Select Market. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting forfeitures and record share-based compensation expense only for those awards that are expected to vest. The fair value of the unvested restricted stock units is recognized on a straight-line basis over the respective requisite service period, which is generally the vesting period.
During 2018, 2017, and 2016, we granted 0.6 million, 0.5 million, 0.7 million RSUs to employees with weighted-average grant-date fair values of $24.05, $27.83, and $21.17 per share, respectively.
During 2018, 2017, and 2016, we did not grant any RSUs to non-employees (other than our non-executive directors who received such grants in consideration of their director service).
A summary of our RSU activity during 2018 is as follows:

	Shares (000’s)	Weighted-average grant-date fair value	Aggregate intrinsic value* ($000’s)
Unvested at December 31, 2017	1,280	$23.45
Granted	607	24.05
Vested	(460)	22.89
Forfeited	(105)	23.63
Unvested at December 30, 2018	1,322	$23.90	$35,052
___________________

*
The aggregate intrinsic value is calculated as the market value of our ordinary shares as of December 30, 2018. The market value as of December 30, 2018 was $26.51 per share, which is the closing sale price of our ordinary shares on December 28, 2018, the last trading day prior to December 30, 2018, as reported by the Nasdaq Global Select Market.

The total fair value of shares underlying RSUs vested during 2018, 2017, and 2016 was $12.2 million, $9.0 million, and $7.0 million, respectively.
Performance share units
We calculate the grant date fair value of PSUs as the closing sale price of our ordinary shares on the grant date, as reported by the Nasdaq Global Select Market. Share-based compensation expense associated with outstanding PSUs is measured using the grant date fair value and is based on the estimated achievement of the established performance criteria at the end of each reporting period until the performance period ends, recognized on a straight-line basis over the performance period. Share-based compensation expense is only recognized for PSUs that we expect to vest, which we estimate based upon an assessment of the probability that the performance criteria will be achieved. The PSUs granted during the fiscal years ended December 30, 2018 and December 31, 2017 have a three-year performance-based metric measured over a performance period from July 2, 2018 to June 25, 2021 and

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

June 26, 2017 to June 28, 2020, respectively. Share-based compensation expense associated with outstanding PSUs is updated for actual forfeitures.
During 2018 and 2017, we granted 0.1 million and 0.1 million PSUs (based on an assumed target level of performance) to employees with a weighted-average grant-date fair value of $24.49 and $27.86 per share, respectively.
During 2018 and 2017, we did not grant any PSUs to non-employees.
A summary of our PSU activity during 2018 is as follows:

	Shares (000’s)	Weighted-average grant-date fair value	Aggregate intrinsic value* ($000’s)
Unvested at December 31, 2017	108	$27.86
Granted	129	24.49
Vested	—	—
Forfeited	(4)	27.86
Unvested at December 30, 2018	233	$26.00	$6,176
___________________

*
The aggregate intrinsic value is calculated as the market value of our ordinary shares as of December 30, 2018. The market value as of December 30, 2018 was $26.51 per share, which is the closing sale price of our ordinary shares on December 28, 2018, the last trading day prior to December 30, 2018, as reported by the Nasdaq Global Select Market.

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
A summary of our non-plan inducement stock option activity during 2018 is as follows:

	Shares (000’s)	Weighted-average exercise price	Weighted-average remaining contractual life	Aggregate intrinsic value* ($000’s)
Outstanding at December 31, 2017	875	$16.50
Granted	—	—
Exercised	(182)	19.71
Forfeited or expired	—	—
Outstanding at December 30, 2018	693	$15.66	2.74	$7,522
Exercisable at December 30, 2018	693	$15.66	2.74	$7,522
________________________________

*
The aggregate intrinsic value is calculated as the difference between the market value of our ordinary shares as of December 30, 2018 and the respective exercise prices of the options. The market value as of December 30, 2018 was $26.51 per share, which is the closing sale price of our ordinary shares on December 28, 2018, the last trading day prior to December 30, 2018, as reported by the Nasdaq Global Select Market.

The total intrinsic value of options exercised during 2018 and 2017 was $1.6 million and $0.3 million, respectively. No options were exercised during 2016.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

A summary of our non-plan inducement stock options outstanding and exercisable at December 30, 2018 is as follows (shares in thousands):

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted-average remaining contractual life	Weighted-average exercise price	Number exercisable	Weighted-average exercise price
$15.00 — $18.00	693	2.74	$15.66	693	$15.66
Employee Stock Purchase Plan
The Wright Medical Group N.V. Amended and Restated Employee Stock Purchase Plan (the ESPP), which is an amended and restated version of the Tornier N.V. 2010 Employee Stock Purchase Plan, was approved by our shareholders on June 28, 2016. Under the ESPP, we are authorized to issue and sell up to the sum of (i) 333,333 ordinary shares registered previously under the Tornier N.V. 2010 Employee Stock Purchase Plan and (ii) 216,227 additional ordinary shares approved under the ESPP. The total of 550,000 ordinary shares are authorized to be issued to employees of our company and certain designated subsidiaries who work at least 20 hours per week. Under the ESPP, there are two six-month offering periods during each calendar year, one beginning January 1 and ending on June 30, and the other beginning July 1 and ending on December 31. However the compensation committee of the board of directors determined that the first offering period would be the three months beginning October 1, 2016 and ending December 31, 2016. Under the terms of the ESPP, each eligible employee can choose each offering period to have up to 20% of his or her eligible earnings withheld to purchase up to 1,000 ordinary shares. The purchase price of the shares is 85% of the market price on the first or last trading day of the offering period, whichever is lower. As of December 30, 2018, there were 322,810 ordinary shares available for future issuance under the ESPP.
Under the ESPP, the first offering period purchase occurred on December 31, 2016, which was during the 2017 fiscal year.
In applying the Black-Scholes methodology to purchase rights granted under the ESPP, we used the following assumptions:

Fiscal year ended
	December 30, 2018	December 31, 2017	December 25, 2016
Risk-free interest rate	2.3% - 2.8%	1.3% - 1.9%	1.2% - 1.3%
Expected life	6 months	6 months	3 months
Expected price volatility	31%	24%	33%
15. Retirement Benefit Plans
During the fiscal years ended December 30, 2018, December 31, 2017, and December 25, 2016, we offered a defined contribution retirement benefit plan for our U.S. based employees. Our defined contribution plan under Section 401(k) of the Internal Revenue Code of 1986, as amended (Code), covers U.S. employees who are 18 years of age and over. Under this plan, we have elected to make matching contributions to all eligible participants in an amount equal to 100% of the first three percent of eligible compensation, and 50% of the next two percent of eligible compensation, contributed to the Plan as deferral contributions.  Employees are 100% vested in their rollover contributions, employer non-elective contributions, employer matching contributions, qualified non-elective contributions, deferral contributions, safe harbor matching employer contributions and any earnings thereon. The expense related to this plan recognized within our results from continuing operations was $6.2 million in 2018, $5.5 million in 2017, and $4.9 million in 2016.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

16. Commitments and Contingencies
Operating Leases
We lease certain equipment and office space under non-cancelable operating leases. Rental expense under operating leases approximated $11.1 million, $8.9 million, and $10.5 million for the fiscal years ended December 30, 2018, December 31, 2017, and December 25, 2016, respectively. Future minimum payments, by year and in the aggregate, under non-cancelable operating leases with initial or remaining lease terms of one year or more, are as follows at December 30, 2018 (in thousands):

2019	$9,606
2020	7,498
2021	6,019
2022	4,433
2023	2,678
Thereafter	10,998
$41,232
Portions of our payments for operating leases are denominated in foreign currencies and were translated in the table above based on their respective U.S. dollar exchange rates at December 30, 2018. These future payments are subject to foreign currency exchange rate risk.
Purchase Obligations
We have entered into certain supply agreements for our products which include minimum purchase obligations. As of December 30, 2018, we have minimum purchase obligations of $1.9 million, $1.3 million, $1.3 million for 2019, 2020, and 2021, respectively.
In November 2018, we entered into a lease and other documents for the construction and lease of a 40,000 square foot state of the art facility in Arlington, Tennessee which will be used for manufacturing and distribution. The lease documents included an option to purchase this facility for approximately $12.0 million upon completion of construction. In December 2018, we exercised our option to purchase the facility once construction is complete.
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
Governmental Inquiries
On August 3, 2012, we received a subpoena from the United States Attorney's Office for the Western District of Tennessee requesting records and documentation relating to the PROFEMUR® series of hip replacement devices. The subpoena covers the period from January 1, 2000 to August 2, 2012. We will continue to cooperate as required.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

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
On September 13, 2016, we filed a civil action, Case No. 2:16-cv-02737-JPM, against Spineology in the U.S. District Court for the Western District of Tennessee alleging breach of contract, breach of implied warranty against infringement, and seeking a judicial declaration of indemnification from Spineology for patent infringement claims brought against us stemming from our sale and/or use of certain expandable reamers purchased from Spineology. Spineology filed a motion to dismiss on October 17, 2016, but withdrew the motion on November 28, 2016. On December 7, 2016, Spineology filed an answer to our complaint and counterclaims, including counterclaims relating to a 2004 non-disclosure agreement between Spineology and WMT. On December 28, 2016, we filed a motion to dismiss the counterclaims relating to that 2004 agreement. On January 4, 2017, Spineology filed a motion for summary judgment on certain claims set forth in our complaint. We opposed that motion. On January 27, 2017, we filed a motion for summary judgment on certain issues pertaining to our indemnification claims. Spineology opposed that motion. On July 7, 2017, the Court extended the deadlines for completing discovery until after it ruled on those pending motions. On August 29, 2017, the Court ruled on the motions to dismiss and for summary judgment. In view of that decision, on September 22, 2017, the parties stipulated to, and the Court entered, a judgment that effectively ended the case in a draw. We have appealed the judgment as to our claims against Spineology to the U.S. Court of Appeals for the Sixth Circuit and oral argument occurred on August 2, 2018. On August 24, 2018, the Court of Appeals ruled in our favor on our breach of contract claim and remanded the case to the District Court for further proceedings. Spineology did not appeal the District Court’s dismissal of its contract counterclaim. We have reached an agreement in principle with Spineology to settle our breach of contract claim pursuant to which Spineology will pay us an immaterial amount.
Product Liability
We have received claims for personal injury against us associated with fractures of the PROFEMUR® titanium modular neck product (PROFEMUR® Claims). As of December 30, 2018, there were approximately 19 unresolved pending U.S. lawsuits and approximately 57 unresolved pending non-U.S. lawsuits alleging such claims. The overall fracture rate for the product is low and the fractures appear, at least in part, to relate to patient demographics. Beginning in 2009, we began offering a cobalt-chrome version of the PROFEMUR® modular neck, which has greater strength characteristics than the alternative titanium version. Historically, we have reflected our liability for these claims as part of our standard product liability accruals on a case-by-case basis. However, during the fiscal quarter ended September 30, 2011, as a result of an increase in the number and monetary amount of these claims, management estimated our liability to patients in the United States and Canada who have previously required a revision following a fracture of a PROFEMUR® titanium modular neck, or who may require a revision in the future. Management has estimated that the aggregate liability is $17.5 million. We have classified $12.3 million of this liability as current in “Accrued expenses and other current liabilities,” as we expect to pay such claims within the next twelve months, and $5.2 million as non-current in “Other liabilities” on our consolidated balance sheet. We expect to pay the majority of these claims within the next three years. Any claims associated with this product outside of the United States and Canada, or for any other products, will be managed as part of our standard product liability accrual methodology on a case-by-case basis.
We have maintained product liability insurance coverage on a claims-made basis. During the fiscal quarter ended March 31, 2013, we received a customary reservation of rights from our primary product liability insurance carrier asserting that present and future claims related to fractures of the PROFEMUR® titanium modular neck hip products and which allege certain types of injury (Titanium Modular Neck Claims) would be covered as a single occurrence under the policy year the first such claim was asserted.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The effect of this coverage position would be to place Titanium Modular Neck Claims into a single prior policy year in which applicable claims-made coverage was available, subject to the overall policy limits then in effect. Management agreed with the assertion that the Titanium Modular Neck Claims should be treated as a single occurrence, but notified the carrier that it disputed the carrier's selection of available policy years. During the second quarter of 2013, we received confirmation from the primary carrier confirming their agreement with our policy year determination. Based on our insurer's treatment of Titanium Modular Neck Claims as a single occurrence, we increased our estimate of the total probable insurance recovery related to Titanium Modular Neck Claims by $19.4 million, and recognized such additional recovery as a reduction to our selling, general and administrative expenses for the fiscal quarter ended March 31, 2013, within results of discontinued operations. In the fiscal quarter ended June 30, 2013, we received payment from the primary insurance carrier of $5 million. In the fiscal quarter ended September 30, 2013, we received payment of $10 million from the next insurance carrier in the tower. We requested, but did not receive, payment of the remaining $25 million from the third insurance carrier in the tower for that policy period. The policies with the second and third carrier in this tower are “follow form” policies and management believed the third carrier should follow the coverage position taken by the primary and secondary carriers. On September 29, 2015, that third carrier asserted that the terms and conditions identified in its reservation of rights would preclude coverage for the Titanium Modular Neck Claims. Pursuant to applicable accounting standards, we reduced our insurance receivable balance for this claim to $0, and recorded a $25 million charge within “Net loss from discontinued operations” during the fiscal year ended December 27, 2015. We strongly disputed the carrier's position and, in accordance with the dispute resolution provisions of the policy, initiated an arbitration proceeding in London, England seeking payment of these funds. The arbitration proceeding was completed on February 15, 2018 and on April 11, 2018, the arbitration tribunal issued its ruling. Thereafter, we and the insurance carrier agreed to resolve the entire matter in exchange for a single lump sum payment by the carrier to us in the amount of $30.75 million, representing the full policy limits of $25 million plus an additional $5.75 million for legal costs and interest. We received payment of this sum from the carrier on May 8, 2018. This insurance recovery is reflected within our results of discontinued operations for 2018.
We are aware that MicroPort has recalled a certain size of its cobalt chrome modular neck product as a result of alleged fractures. As of December 30, 2018, there were eleven pending U.S. lawsuits and six pending non-U.S. lawsuits against us alleging personal injury resulting from the fracture of a cobalt chrome modular neck. These claims will be managed as part of our standard product liability accrual methodology on a case-by-case basis.
Claims for personal injury have also been made against us associated with metal-on-metal hip products (primarily the CONSERVE® product line). The pre-trial management of certain of these claims was consolidated in the federal court system, in the United States District Court for the Northern District of Georgia under multi-district litigation (MDL) and certain other claims by the Judicial Counsel Coordinated Proceedings in state court in Los Angeles County, California (JCCP) in state court in Los Angeles County, California (collectively the Consolidated Metal-on-Metal Claims). Pursuant to previously disclosed settlement agreements with the Court-appointed attorneys representing plaintiffs in the MDL and JCCP described below, the MDL and JCCP were closed to new cases effective October 18, 2017 and October 31, 2017, respectively.
Excluding claims resolved in the settlement agreements described below, as of December 30, 2018, there were approximately 151 unresolved metal-on-metal hip cases pending in the U.S. This number includes cases ineligible for settlement, cases which opted out of settlement, post-settlement cases, tolled cases, and existing state court cases that were not part of the MDL or JCCP. As of December 30, 2018, we estimate there also were pending approximately 33 unresolved non-U.S. metal-on metal cases, 35 unresolved U.S. modular neck cases alleging claims related to the release of metal ions, and zero non-U.S. modular neck cases with such metal ion allegations. We also estimate that as of December 30, 2018 there were approximately 534 non-revision claims either dismissed or awaiting dismissal from the MDL and JCCP pursuant to the terms of the settlement agreements. Although there is a limited time period during which dismissed non-revision claims may be refiled, it is presently unclear how many non-revision claimants will elect to do so. As of December 30, 2018, one dismissed non-revision case has been refiled.
We believe we have data that supports the efficacy and safety of these hip products. Every hip implant case, including metal-on-metal hip cases, involves fundamental issues of law, science, and medicine that often are uncertain, that continue to evolve, and which present contested facts and issues that can differ significantly from case to case. Such contested facts and issues include medical causation, individual patient characteristics, surgery specific factors, statutes of limitation, and the existence of actual, provable injury.
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

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

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

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

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
The total maximum settlement amount of $89.75 million is allocated among the following three tranches: (1) Tranche 1: $7.9 million to settle 49 additional claims that would have been eligible to participate in the MSA but for the claim limit contained therein, which amount will be funded as such claims are settled; (2) Tranche 2: $5.1 million to settle 39 eligible claims of the oldest claimants (by age), which amount will be funded as such claims are settled; and (3) Tranche 3: $76.75 million to settle 511 eligible claims pending or tolled in the MDL and JCCP existing as of June 30, 2017, and 30 new eligible claims which were presented between July 1, 2017 and October 1, 2017, Settlement funds for Tranche 3 were or will be made available for payment as follows: $45 million (less the remaining insurance deficit, which was $13.1 million) on June 30, 2018, the remaining insurance deficit ($13.1 million) by September 30, 2018, and the balance by September 30, 2019. Funding of the Second Settlement Agreements has begun and $41.9 million was funded as of December 30, 2018.
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
The MSA (which reference includes the supplemental settlements described above) and the Second Settlement Agreements were entered into solely as a compromise of the disputed claims being settled and are not evidence that any claim has merit nor are they an admission of wrongdoing or liability by WMT. WMT will continue to vigorously defend metal-on-metal hip claims not settled pursuant to the above agreements. The Second Settlement Agreements are contingent upon the dismissal without prejudice of pending and tolled claims in the MDL and JCCP that do not meet the inclusion criteria of the MDL or JCCP. Additionally, the Second Settlement Agreements are contingent upon the dismissal without prejudice of all remaining non-revision claims in the MDL and JCCP (presently estimated to number approximately 534 claims either dismissed or awaiting dismissal), pursuant to a tolling agreement that tolls applicable statutes of limitation and repose for three months from a revision of the products or determination that a revision of the products is necessary. The MDL and JCCP courts have both entered orders closing these proceedings to new claims.
As a result of entering into the Second Settlement Agreements during the third quarter of 2017, we recorded an additional accrual of $82.7 million for the 629 matters included within the settlement and for matters that have the same eligibility criteria.
As of December 30, 2018, our accrual for metal-on-metal claims totaled $74.5 million, of which $51.9 million is included in our consolidated balance sheet within “Accrued expenses and other current liabilities” and $22.6 million is included within “Other liabilities.” Our accrual is based on (i) case by case accruals for specific cases where facts and circumstances warrant, and (ii) the implied settlement values for eligible claims under the MSA or Second Settlement Agreements. We are unable to reasonably estimate the high-end of a possible range of loss for claims which elected to opt-out of the MSA or Second Settlement Agreements. Claims we can confirm would meet MSA or Second Settlement Agreements eligibility criteria but are excluded from the settlements due to the maximum settlement cap, or because they are cases not part of the MDL or JCCP, have been accrued as of the respective settlement rates. Due to the general uncertainties surrounding all metal-on metal claims as noted above, as well as insufficient

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

information about individual claims, we are presently unable to reasonably estimate a range of loss for future claims; hence we have not accrued for these claims at the present time.
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
We have maintained product liability insurance coverage on a claims-made basis. During the fiscal quarter ended September 30, 2012, we received a customary reservation of rights from our primary product liability insurance carrier asserting that certain present and future claims which allege certain types of injury related to the CONSERVE® metal-on-metal hip products (CONSERVE® Claims) would be covered as a single occurrence under the policy year the first such claim was asserted. The effect of this coverage position would be to place CONSERVE® Claims into a single prior policy year in which applicable claims-made coverage was available, subject to the overall policy limits then in effect. Management agrees that there is insurance coverage for the CONSERVE® Claims, but has notified the carrier that it disputes the carrier's characterization of the CONSERVE® Claims as a single occurrence.
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

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

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
On May 22, 2018, Wright initiated a lawsuit against Lexington under the three policies that the court did not order into arbitration in Massachusetts. The lawsuit, filed in the Chancery Court of Tennessee, alleges breach of contract, declaratory relief, and bad faith in connection with Lexington’s failure and refusal to provide coverage for the underlying metal-on-metal claims under policies issued for 2009-2012. On July 12, 2018, Lexington brought a motion to stay the litigation and compel arbitration under the 2009-2011 Lexington policies. On February 21, 2019, we filed a motion to strike Lexington’s motion to stay. These motions remain pending.
As of December 30, 2018, our insurance carriers have paid an aggregate of $101.9 million of insurance proceeds related to the metal-on-metal claims, including amounts received under the three above referenced settlement agreements, of which $95.2 million has been paid directly to us and $6.7 million has been paid directly to claimants. Except as provided in the Insurance Settlement Agreement, the Second Insurance Settlement Agreement and the Third Insurance Settlement Agreement, our acceptance of the insurance proceeds was not a waiver of any other claim we may have against the insurance carriers unrelated to metal-on-metal coverage and our disputes with carriers relating thereto. However, the amount we ultimately receive will depend on the outcome of our dispute with the remaining carriers (Lexington and Catlin, with remaining policy limits totaling $30 million and $5 million, respectively) concerning the number of policy years available. We believe our contracts with the insurance carriers are enforceable for these claims; and, therefore, we believe it is probable we will receive additional recoveries from the remaining carriers.
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

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Other
In addition to those noted above, we are subject to various other legal proceedings, product liability claims, corporate governance, and other matters which arise in the ordinary course of business.
17. Quarterly Results of Operations (unaudited):
The following tables present a summary of our unaudited quarterly operating results for each of the four quarters in 2018 and 2017, respectively (in thousands). This information was derived from unaudited interim financial statements that, in the opinion of management, have been prepared on a basis consistent with the financial statements contained elsewhere in this report and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of such information when read in conjunction with our audited financial statements and related notes. The operating results for any quarter are not necessarily indicative of results for any future period.

	2018
	First quarter	Second quarter	Third quarter	Fourth quarter
Net sales	$198,537	$205,400	$194,106	$238,147
Cost of sales	41,139	45,558	44,307	49,149
Gross profit	157,398	159,842	149,799	188,998
Operating expenses:
Selling, general and administrative	137,248	140,826	139,223	160,664
Research and development	13,899	14,665	13,829	16,749
Amortization of intangible assets	7,141	6,009	5,881	7,699
Total operating expenses	158,288	161,500	158,933	185,112
Operating (loss) income	(890)	(1,658)	(9,134)	3,886
Net loss from continuing operations, net of tax	(19,907)	(90,621)	(35,829)	(22,947)
(Loss) income from discontinued operations, net of tax	(5,607)	22,923	(6,696)	(10,821)
Net loss	$(25,514)	$(67,698)	$(42,525)	$(33,768)
Net loss, continuing operations per share, basic and diluted	$(0.19)	$(0.85)	$(0.32)	$(0.18)
Net loss income per share, basic and diluted	$(0.24)	$(0.64)	$(0.38)	$(0.27)
Weighted-average number of shares outstanding-basic and diluted	105,904	106,095	113,043	125,323
Our 2018 operating (loss) income included the following:

•	transaction and transition costs totaling $0.9 million, $1.3 million, $2.0 million, and $7.8 million during the first, second, third, and fourth quarters of 2018, respectively; and

•	amortization of inventory step-up of $0.4 million in the fourth quarter of 2018 associated with inventory acquired from the Cartiva acquisition.
Our 2018 net loss from continuing operations included the following:

•	the after-tax effect of the above amounts within operating (loss) income;

•
the after-tax effects of non-cash interest expense related to the amortization of the debt discount on our 2020 Notes, 2021 Notes and 2023 Notes totaling $12.0 million, $12.3 million, $12.3 million, and $12.6 million during the first, second, third, and fourth quarters of 2018, respectively;

•
the after-tax effects of a $39.9 million non-cash loss on extinguishment of debt to write-off unamortized debt discount and deferred financing fees associated with the partial settlement of the 2020 Notes during the second quarter of 2018;

•
the after-tax effects of our mark-to-market adjustments on derivative assets and liabilities totaling a $1.7 million loss, $32.9 million loss, $0.2 million gain, and $1.6 million loss recognized in the first, second, third, and fourth quarters of 2018, respectively;

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

•
the after-tax effects of non-cash foreign currency translation charges of $0.8 million, $1.9 million, $0.2 million, and $0.3 million during the first, second, third, and fourth quarters of 2018, respectively;

•
the after-tax effects of our fair value adjustments to contingent consideration totaling a $0.4 million loss, $0.4 million loss, $0.3 million loss, and $0.7 million loss in the first, second, third, and fourth quarters of 2018, respectively;

•
the after-tax effects of our CVR mark-to-market adjustments of $3.9 million gain, $2.5 million gain, $3.4 million loss, and $3.2 million loss recognized in the first, second, third, and fourth quarters of 2018, respectively;

•	a tax benefit related to the realizability of deferred tax assets as result of the Cartiva acquisition of $3.6 million in the fourth quarter of 2018;

•	a tax provision of $2.7 million due to a change in judgment regarding our ability to realize certain deferred tax assets in the fourth quarter of 2018; and

•
a U.S. tax (benefit) provision within continuing operations recorded as a result of the pre-tax gain recognized within discontinued operations due to the $30.75 million insurance settlement totaling $(6.2) million, $2.2 million, and $3.8 million in the second, third, and fourth quarters of 2018, respectively.

	2017
	First quarter	Second quarter	Third quarter	Fourth quarter
Net sales	$177,191	$179,693	$170,503	$217,602
Cost of sales	37,126	38,122	38,421	47,278
Gross profit	140,065	141,571	132,082	170,324
Operating expenses:
Selling, general and administrative	129,834	130,818	131,421	133,149
Research and development	12,432	12,547	11,992	13,144
Amortization of intangible assets	7,397	6,999	7,178	6,822
Total operating expenses	149,663	150,364	150,591	153,115
Operating (loss) income	(9,598)	(8,793)	(18,509)	17,209
Net (loss) income from continuing operations, net of tax	(36,707)	(20,960)	(34,122)	26,852
(Loss) income from discontinued operations, net of tax	(21,992)	(20,202)	(97,748)	2,281
Net (loss) income	$(58,699)	$(41,162)	$(131,870)	$29,133
Net (loss) income, continuing operations per share, basic	$(0.35)	$(0.20)	$(0.33)	$0.26
Net (loss) income, continuing operations per share, diluted	$(0.35)	$(0.20)	$(0.33)	$0.25
Net (loss) income per share, basic	$(0.57)	$(0.39)	$(1.26)	$0.28
Net (loss) income per share, diluted	$(0.57)	$(0.39)	$(1.26)	$0.27
Weighted-average number of shares outstanding-basic	103,663	104,377	104,836	105,195
Weighted-average number of shares outstanding-diluted	103,663	104,377	104,836	106,578
Our 2017 operating (loss) income included the following:

•	transaction and transition costs totaling $3.0 million, $3.2 million, $3.3 million, and $2.9 million during the first, second, third, and fourth quarters of 2017, respectively; and

•	a benefit from incentive and indirect tax projects of $9.0 million in the fourth quarter of 2017.
Our 2017 net (loss) income from continuing operations included the following:

•	the after-tax effect of the above amounts within operating (loss) income;

•
the after-tax effects of our CVR mark-to-market adjustments of $6.2 million loss, $3.9 million gain, $4.5 million loss, and $1.4 million gain recognized in the first, second, third, and fourth quarters of 2017, respectively;

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

•
the after-tax effects of our fair value adjustments to contingent consideration totaling a $0.2 million loss, $0.1 million loss, and $0.2 million gain in the second, third, and fourth quarters of 2017, respectively;

•	a tax benefit related to the realizability of net operating losses of $8.9 million and $16.0 million in the third and fourth quarters of 2017, respectively;

•	the tax effects of tax law reform in the U.S. and France totaling $8.3 million in the fourth quarter of 2017; and

•	the tax effects of a benefit from incentive and indirect tax projects of $0.8 million in the fourth quarter of 2017.
18. Segment and Geographic Data
During the first quarter of 2016, our management, including our Chief Executive Officer, who is our chief operating decision maker, began managing our operations as four operating business segments: U.S. Lower Extremities & Biologics, U.S. Upper Extremities, International Extremities & Biologics, and Large Joints. We determined that each of these operating segments represented a reportable segment. Our Chief Executive Officer reviews financial information at the operating segment level to allocate resources and to assess the operating results and performance of each segment. As a result of the classification of the Large Joints business as a discontinued operation during the second quarter of 2016, the Large Joints reportable segment is presented in our consolidated statements of operations as discontinued operations and is excluded from segment results for all periods presented. See Note 4 of the consolidated financial statements for additional information regarding this divestiture. U.S. Lower Extremities & Biologics, U.S. Upper Extremities, and International Extremities & Biologics are our remaining three reportable segments as of December 30, 2018.
Our U.S. Lower Extremities & Biologics segment consists of our operations focused on the sale in the United States of our lower extremities products, such as joint implants and bone fixation devices for the foot and ankle, and our biologics products used to support treatment of damaged or diseased bone, tendons, and soft tissues or to stimulate bone growth. Our U.S. Upper Extremities segment consists of our operations focused on the sale in the United States of our upper extremities products, such as joint implants and bone fixation devices for the shoulder, elbow, wrist, and hand and products used across several anatomic sites to mechanically repair tissue-to-tissue or tissue-to-bone injuries and other ancillary products. As the IMASCAP operations are managed by the U.S. Upper Extremities management team, results of operations and assets related to IMASCAP are included within the U.S. Upper Extremities segment. Our International Extremities and Biologics segment consists of our operations focused on the sale outside the United States of all lower and upper extremities products, including associated biologics products.
Management measures segment profitability using an internal operating performance measure that excludes the impact of inventory step-up amortization and transaction and transition costs associated with acquisitions, as such items are not considered representative of segment results. We have determined that each reportable segment represents a reporting unit and, in accordance with ASC 350, requires an allocation of goodwill to each reporting unit. As of December 30, 2018, we have allocated $570.0 million, $627.9 million, and $71.1 million of goodwill to the U.S. Lower Extremities & Biologics, U.S. Upper Extremities, and International Extremities & Biologics reportable segments, respectively.
Our principal geographic regions consist of the United States, EMEAC (which includes Europe, the Middle East, Africa, and Canada), and Other (which principally represents Asia, Australia, and Latin America). Net sales attributed to each geographic region are based on the location in which the products were sold.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Net sales by geographic region by product line are as follows (in thousands):

	Fiscal year ended
	December 30, 2018	December 31, 2017	December 25, 2016
United States
Lower extremities	$250,735	$228,044	$222,936
Upper extremities	281,314	239,965	201,579
Biologics	83,077	78,361	74,603
Sports med & other	8,412	8,141	8,429
Total United States	$623,538	$554,511	$507,547

EMEAC
Lower extremities	$46,342	$42,333	$43,805
Upper extremities	87,647	73,243	66,819
Biologics	8,312	8,445	8,149
Sports med & other	11,074	13,751	13,405
Total EMEAC	$153,375	$137,772	$132,178

Other
Lower extremities	$14,407	$16,140	$18,896
Upper extremities	26,813	21,456	19,683
Biologics	17,445	13,831	10,734
Sports med & other	612	1,279	1,324
Total other	$59,277	$52,706	$50,637

Total net sales	$836,190	$744,989	$690,362
No single foreign country accounted for more than 10% of our total net sales during 2018, 2017, or 2016.
Assets in the U.S. Upper Extremities, U.S. Lower Extremities & Biologics, and International Extremities & Biologics segments are those assets used exclusively in the operations of each business segment or allocated when used jointly. Assets in the Corporate category are principally cash and cash equivalents, derivative assets, property, plant and equipment associated with our corporate headquarters, assets associated with discontinued operations, product liability insurance receivables, and assets associated with income taxes. Total assets by business segment as of December 30, 2018 and December 31, 2017 are as follows (in thousands):

	December 30, 2018
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Corporate	Total
Total assets	$940,075	$923,036	$272,127	$559,163	$2,694,401

	December 31, 2017
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Corporate	Total
Total assets	$490,528	$929,930	$301,985	$406,281	$2,128,724

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Selected financial information related to our segments is presented below for the fiscal years ended December 30, 2018, December 31, 2017, and December 25, 2016 (in thousands):

	Fiscal year ended December 30, 2018
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Corporate [1]	Total
Net sales from external customers	$337,433	$286,105	$212,652	$—	$836,190
Depreciation expense	11,131	12,439	13,004	22,923	59,497
Amortization expense	—	—	—	26,730	26,730
Segment operating income (loss)	$96,153	$97,644	$1,492	$(190,720)	$4,569
Other:
Transaction and transition expenses					12,013
Inventory step-up amortization					352
Operating loss					(7,796)
Interest expense, net					80,247
Other expense, net					81,797
Loss before income taxes					$(169,840)
Capital expenditures	$21,153	$26,346	$17,566	$6,402	$71,467

	Fiscal year ended December 31, 2017
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Corporate [1]	Total
Net sales from external customers	$309,713	$244,798	$190,478	$—	$744,989
Depreciation expense	12,532	10,211	12,366	21,723	56,832
Amortization expense	—	—	—	28,396	28,396
Segment operating income (loss)	$79,889	$78,866	$3,631	$(178,642)	$(16,256)
Other:
Transaction and transition expenses					12,400
Incentive and indirect tax projects					(8,965)
Operating loss					(19,691)
Interest expense, net					74,644
Other expense, net					5,570
Loss before income taxes					$(99,905)
Capital expenditures	$19,355	$22,897	$19,555	$1,667	$63,474

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

19. Subsequent Events
2020 Notes Exchange
On February 7, 2019, WMG issued $139.6 million aggregate principal amount of the 2023 Notes pursuant to the 2023 Notes Indenture (Additional 2023 Notes). The Additional 2023 Notes were delivered to certain accredited investors (within the meaning of Rule 501 promulgated under the Securities Act) and/or qualified institutional buyers (as defined in Rule 144A under the Securities Act) in exchange for $130.1 million aggregate principal amount of 2020 Notes. We fully and unconditionally guarantee the Additional 2023 Notes on a senior unsecured basis. For each $1,000 principal amount of 2020 Notes validly submitted for exchange, WMG delivered $1,072.40 principal amount of Additional 2023 Notes to the exchanging investor (subject, in each case, to rounding to the nearest $1,000 aggregate principal amount for each such exchanging investor). There was no separate cash payment in respect of rounded amounts or interest, if any, accrued and unpaid to the closing date of the exchange. The Additional 2023 Notes are referred to as “exchangeable” in the exchange documents because were issued by WMG, not us. Neither we nor WMG received any cash proceeds from the exchange of 2020 Notes for the Additional 2023 Notes.
After giving effect to the issuance of the Additional 2023 Notes and the exchange of the 2020 Notes and the issuance of 2023 Notes pursuant to the exchange that occurred in June 2018, $814.6 million aggregate principal amount of the 2023 Notes is currently issued and outstanding under the Indenture and $56.5 million aggregate principal amount of the 2020 Notes remains issued and outstanding.
In connection with the above-described exchange, on January 30, 2019 and January 31, 2019, we, along with WMG, entered into cash-settled convertible note hedge transactions with two counterparties, Deutsche Bank AG, London Branch and JPMorgan Chase Bank, National Association (Option Counterparties), which are expected generally to reduce the net cash payments that WMG may be required to make upon conversion of the Additional 2023 Notes to the extent that such cash payments exceed the principal amount of the Additional 2023 Notes and the per share market price of our ordinary shares, as measured under the terms of the cash convertible note hedge transactions, is greater than the strike price of the cash convertible note hedge transactions, which is initially $33.37, corresponding to the initial conversion price of the Additional 2023 Notes, and is subject to anti-dilution adjustments generally similar to those applicable to the conversion rate of the 2023 Notes.
On the same day, we also entered into warrant transactions with the Option Counterparties in which we agreed to sell the Option Counterparties warrants that are initially exercisable into 4.2 million ordinary shares and subject to adjustment upon the occurrence

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

of certain events. The strike price of the warrants will initially be $40.86 per ordinary share, which is approximately 36.3% above the last reported sale price of the ordinary shares on January 30, 2019, as reported on the NASDAQ Global Select Market. The warrant transactions will have a dilutive effect on the ordinary shares to the extent that the market price per ordinary share, as measured under the terms of the warrant transactions, exceeds the strike price of the warrants.
WMG paid approximately $30.1 million in the aggregate to the Option Counterparties for the note hedge transactions, and received approximately $21.2 million in the aggregate from the Option Counterparties for the warrants, resulting in a net cost to us of approximately $8.9 million.
In connection with the above described exchange, WMG also settled a pro rata share of the 2020 Notes Conversion Derivatives, 2020 Notes Hedges, and warrants corresponding to the amount of 2020 Notes exchanged pursuant to this exchange.
Increase of ABL Facility
In February 2019, we amended the ABL Credit Agreement to, among other things, increase the amount of commitments under the line of credit from $150 million to $175 million and under the second tranche of the Term Loan Facility from $20 million to $35 million. As a result of the increase under the line of credit, the amount of additional commitments we are able to activate under the line of credit was reduced from $100 million to $75 million.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding disclosure.  The CEO and the CFO, with assistance from other members of management, have reviewed the design and effectiveness of our disclosure controls and procedures as of December 30, 2018 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of December 30, 2018.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act.
Management assessed the effectiveness of our internal control over financial reporting as of December 30, 2018, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 30, 2018. Our internal control over financial reporting as of December 30, 2018 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
In the fourth quarter of our fiscal year ended December 30, 2018, we completed the Cartiva acquisition. In light of the timing of the acquisition and the relatively low percentage that Cartiva's financial information represents on our consolidated financial information included in this report, we determined that it was impracticable to provide a report on our internal control over financial reporting of all of our consolidated entities as of the end of our fiscal year ended December 30, 2018. Therefore, we have limited the scope of our management’s assessment of the effectiveness of our internal control over financial reporting in this report to legacy Wright and have excluded Cartiva.
Cartiva's total assets, excluding goodwill and intangibles which were subject to legacy Wright’s consolidation and business combination controls and thus would be included in management’s report on internal control over financial reporting, totaled less than 1% of total consolidated assets as of December 30, 2018. Cartiva's net sales represented less than 2% of our consolidated net sales as reflected in our consolidated financial statements for the fiscal year ended December 30, 2018.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended December 30, 2018, that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting, except for changes that we made to begin to incorporate the internal control over financial reporting of Cartiva with and into our internal control over financial reporting.
Item 9B. Other Information.
On February 25, 2019, we entered into Amendment No. 3 to Amended and Restated Credit, Security and Guaranty Agreement by and among us, as guarantor, Wright Medical Group, Inc. and certain of our other wholly-owned U.S. subsidiaries, as borrowers, MidCap Funding IV Trust, as administrative agent and a lender, and the additional lenders named therein, pursuant to which we amended the ABL Credit Agreement to, among other things, increase the amount of commitments under the line of credit from $150 million to $175 million and under the second tranche of the term loan facility from $20 million to $35 million.  As a result of the increase under the line of credit, the amount of additional commitments we are able to activate under the line of credit was reduced from $100 million to $75 million.
The foregoing represents only a summary of the material terms of the foregoing described amendment, does not purport to be complete and is qualified in its entirety by reference to the complete text of the amendment, which is filed as Exhibit 10.59 to this Annual Report on Form 10-K, and is incorporated by reference herein.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Directors and Executive Officers
The table below sets forth, as of February 22, 2019, certain information concerning our current directors and executive officers. No family relationships exist among any of our directors or executive officers.

Name	Age	Position
Robert J. Palmisano	74	President and Chief Executive Officer and Executive Director
Lance A. Berry	46	Executive Vice President, Chief Financial and Operations Officer
Kevin D. Cordell	53	Executive Vice President, Chief Global Commercial Officer
Jason D. Asper	44	Senior Vice President, Strategy, Corporate Development and Technology
Julie D. Dewey	57	Senior Vice President, Chief Communications Officer
James A. Lightman	61	Senior Vice President, General Counsel and Secretary
Andrew C. Morton	53	Senior Vice President and Chief Human Resources Officer
J. Wesley Porter	49	Senior Vice President, Chief Compliance Officer
Barry J. Regan	46	Senior Vice President, Operations
Kevin C. Smith	58	Senior Vice President, Quality and Regulatory
Jennifer S. Walker	51	Senior Vice President, Process Improvement
Peter S. Cooke	53	President, Emerging Markets, Australia and Japan
Patrick Fisher	45	President, Lower Extremities
Timothy L. Lanier	57	President, Upper Extremities
Steven P. Wallace	39	President, International
Julie B. Andrews	47	Vice President of Finance, Chief Accounting Officer
David D. Stevens	65	Chairman and Non-Executive Director
Gary D. Blackford	61	Non-Executive Director
J. Patrick Mackin	52	Non-Executive Director
John L. Miclot	59	Non-Executive Director
Kevin C. O’Boyle	62	Non-Executive Director
Amy S. Paul	67	Non-Executive Director
Richard F. Wallman	67	Non-Executive Director
Elizabeth H. Weatherman	58	Non-Executive Director
The following is a biographical summary of the experience of our directors and executive officers:
Robert J. Palmisano was appointed our President and Chief Executive Officer and an executive director and member of our board of directors in October 2015 in connection with the Wright/Tornier merger. Mr. Palmisano has served as President and Chief Executive Officer of Wright Medical Group, Inc. since September 2011. Prior to joining legacy Wright, Mr. Palmisano served as President and Chief Executive Officer of ev3 Inc., a global endovascular device company, from April 2008 to July 2010, when it was acquired by Covidien plc. From 2003 to 2007, Mr. Palmisano was President and Chief Executive Officer of IntraLase Corp. Before joining IntraLase, Mr. Palmisano was President and Chief Executive Officer of MacroChem Corporation from 2001 to 2003. Mr. Palmisano currently serves on the Providence College Board of Trustees and serves on the board of directors of Avedro, Inc., a publicly held ophthalmic medical device and pharmaceutical company. Mr. Palmisano previously served on the board of directors of ev3 Inc., Osteotech, Inc. and Abbott Medical Optics, Inc., all publicly held companies, and Bausch & Lomb, a privately held company. Under the terms of his employment agreement, we have agreed that Mr. Palmisano will be nominated by our board of directors for election as an executive director and a member of our board of directors at each annual general meeting of shareholders during the term of his employment as President and Chief Executive Officer of our company. Mr. Palmisano’s qualifications to serve on our board of directors include his day-to-day knowledge of our company and business due to his position as President and Chief Executive Officer, his experience serving on other public companies’ boards of directors, and his extensive business knowledge working with other public companies in the medical device industry.
Lance A. Berry was appointed our Executive Vice President, Chief Financial and Operations Officer in January 2019. Prior to such position, he served as our Senior Vice President and Chief Financial Officer from October 2015 to December 2018. He was appointed to that position in connection with the Wright/Tornier merger. Mr. Berry also serves as Senior Vice President and Chief Financial Officer of Wright Medical Group, Inc., a position he has held since 2009. He joined legacy Wright in 2002, and, until his appointment as Chief Financial Officer, served as Vice President and Corporate Controller. Prior to joining Wright, Mr. Berry served as audit manager with the Memphis, Tennessee office of Arthur Andersen LLP from 1995 to 2002.
Kevin D. Cordell was appointed our Executive Vice President, Chief Global Commercial Officer in January 2019. Prior to such position, he served as President, U.S. June 2016 to December 2018. From October 2015 to June 2016, he served as our President, Lower Extremities and Biologics. Mr. Cordell served as President, U.S. Extremities of Wright Medical Group, Inc. from September 2014 to October 2015. Prior to joining legacy Wright, Mr. Cordell served as Vice President of Sales for the GI Solutions business at Covidien plc, a global healthcare products company, from May 2012 to September 2014. While at Covidien, he served as Vice President of Sales and Global Marketing for its Peripheral Vascular business from July 2010 to May 2012. He joined Covidien in July 2010 through the acquisition of ev3 Inc., a global endovascular device company, where he served as Vice President of U.S. Sales from January 2009 to July 2010. Prior to ev3, Mr. Cordell served as Vice President, Global Sales of FoxHollow Technologies, Inc. from March 2007 until it was acquired by ev3 in October 2007. Earlier in his career, Mr. Cordell held various positions of increasing responsibility for Johnson & Johnson’s Cordis Cardiology and Centocor companies. Mr. Cordell previously served on the board of directors of TissueGen, Inc., a privately-held developer of biodegradable polymer technology for implantable drug delivery.
Jason D. Asper was appointed our Senior Vice President, Strategy, Corporate Development and Technology in February 2019. Prior to such position, he served as our Senior Vice President, Strategy and Corporate Development from August 2017 to February 2019. Prior to joining Wright, Mr. Asper served as a principal for Deloitte Consulting, LLP, a global consulting company, from September 2012 to July 2017.
Julie D. Dewey was appointed our Senior Vice President, Chief Communications Officer in October 2015 in connection with the Wright/Tornier merger. Ms. Dewey served as Senior Vice President, Chief Communications Officer of Wright Medical Group, Inc. from October 2011 to October 2015. Prior to joining legacy Wright, Ms. Dewey served as Chief Communications Officer of Epocrates, Inc., a publicly held company that sold physician platforms for clinical content, practice tools and health industry engagement, from March 2011 to October 2011. From January 2008 to July 2010, Ms. Dewey was Senior Vice President and Chief Communications Officer of ev3 Inc. Prior to ev3, Ms. Dewey held marketing and investor relations positions at Kyphon Inc. from January 2003 to November 2007 and Thoratec Corporation from January 1998 to January 2003. Ms. Dewey currently serves as a member of the board of directors for the National Investor Relations Institute, the professional association of corporate officers and investor relations consultants responsible for communication among corporate management, shareholders, securities analysts and other financial community constituents.
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
Andrew C. Morton was appointed our Senior Vice President and Chief Human Resources Officer in March 2018. From November 2015 to March 2018, Mr. Morton served as Senior Vice President and Chief Human Resources Officer for Hanger, Inc., a provider of orthotic and prosthetic patient care services and solutions, and served as Vice President and Chief Human Resources Officer of Hanger from June 2010 to November 2015. Prior to joining Hanger, Mr. Morton served in two capacities; first as Vice President Talent and Corporate Services, and then Vice President Human Resources Supply Chain for Freescale Semiconductor, Inc., a designer and manufacturer of embedded processors, from May 2006 to June 2010. From June 1992 to April 2006, Mr. Morton worked at International Business Machines Corporation and held various global field and corporate human resource executive roles of increasing responsibility across its software, hardware and sales businesses.
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
Barry J. Regan was appointed our Senior Vice President, Operations in July 2018. From January 2018 to June 2018, Mr. Regan served as Senior Vice President, Global Supply Chain and Direct Procurement of Smith & Nephew, Inc., a global medical technology company, and served as Senior Vice President, Global Supply Chain of Smith & Nephew, Inc. from March 2015 to December

2017. Prior to joining Smith & Nephew, Inc., Mr. Regan served in two capacities at AbbVie Inc., a biopharmaceutical company; first as Director, Operations Strategy & Network Optimization from September 2011 to September 2012, and then Vice President & General Manager, US & Puerto Rico Manufacturing from September 2012 to February 2015. Prior to joining AbbVie Inc., Mr. Regan served in various positions at Abbott Laboratories, a health care product company, with increasing responsibilities from 1994 to 2011, including most recently Director of Manufacturing Operations. Mr. Regan previously served on the board of directors of the Pharmaceutical Industry Association of Puerto Rico.
Kevin C. Smith was appointed our Senior Vice President, Quality and Regulatory in March 2018. From May 2012 to February 2018, Mr. Smith served as our Vice President, Global Quality and Regulatory Affairs. Prior to joining Wright, Mr. Smith served as Corporate Director, Quality Systems for Boston Scientific Corporation, a global medical technology company, from December 2001 to May 2012.
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
Peter S. Cooke was appointed our President, Emerging Markets, Australia and Japan in January 2019. Prior to such position, he served as President, International from October 2015 to December 2018. He was appointed to that position in connection with the Wright/Tornier merger. Mr. Cooke served as President, International of Wright Medical Group, Inc. from January 2014 to October 2015 and served as Senior Vice President, International from January 2013 to January 2014. Prior to joining legacy Wright, Mr. Cooke served as Vice President and General Manager, Vascular Therapies Emerging Markets of Covidien plc, a global healthcare products company, from July 2010 to January 2013. Prior to Covidien, Mr. Cooke served in various general management roles for ev3 Inc., a global endovascular device company acquired by Covidien in July 2010, including Vice President and General Manager, International from July 2008 to July 2010; Vice President, General Manager, International from November 2006 to June 2008; Vice President, Sales International from January 2005 until November 2006; and Regional Director Asia Pacific and China from February 2003 until January 2005. Prior to ev3, Mr. Cooke spent eleven years at Guidant Corporation, three years at Baxter Healthcare Corporation and two years at St. Jude Medical, Inc.
Patrick Fisher was appointed our President, Lower Extremities in June 2016. From October 2015 to June 2016, Mr. Fisher served as our Vice President, U.S. Sales. From October 2012 to October 2015, Mr. Fisher served as Vice President, U.S. Sales of Wright Medical Group, Inc., and from October 2010 to October 2012, Mr. Fisher served as Regional Vice President of Sales - West Region. From July 2002 to October 2010, Mr. Fisher served in various commercial and marketing roles within Wright. Prior to joining Wright in July 2002, Mr. Fisher held various positions within Smith & Nephew, Inc., a global medical technology company.
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
Steven P. Wallace was appointed our President, International in January 2019. From November 2016 to December 2018, Mr. Wallace served as Vice President, Extremities Marketing of Wright. Prior to joining Wright, Mr. Wallace served as Vice President of Global Marketing and Medical Education of the CMF & Thoracic Division of Zimmer Biomet, Inc., an orthopedic company, from June 2015 to November 2016. Prior to that position, Mr. Wallace served as Senior Director of Global Marketing and Business Development from June 2012 to May 2015 and various other positions for the Microfixation Division of Biomet, Inc., an orthopedic company acquired by Zimmer. Prior to joining Biomet, Mr. Wallace served in a number of positions for Cardinal Health, Inc., a global, integrated healthcare services and products company.
Julie B. Andrews was appointed our Vice President of Finance, Chief Accounting Officer in October 2015 in connection with the Wright/Tornier merger. Ms. Andrews served as Vice President and Chief Accounting Officer of Wright Medical Group, Inc. from May 2012 to October 2015. From February 1998 to May 2012, Ms. Andrews held numerous key financial positions with Medtronic, Inc., a global medical device company. Most recently, Ms. Andrews served as Medtronic’s Vice President, Finance for its spinal and biologics business units. Ms. Andrews has significant accounting, finance, and business skills as well as global experience, having held positions in worldwide planning and analysis in Medtronic Sofamor Danek and in Medtronic’s spinal and biologics business. Prior to joining Medtronic, Ms. Andrews worked with Thomas & Betts Corporation in Memphis, Tennessee and Thomas Havey, LLP in Chicago, Illinois.
David D. Stevens joined our board of directors as a non-executive director in October 2015 in connection with the Wright/Tornier merger. Mr. Stevens serves as our Chairman. Mr. Stevens was a member of the board of directors of Wright Medical Group, Inc. from 2004 to 2015 and served as Chairman of the Board from 2009 to October 2015 and interim Chief Executive Officer of Wright from April 2011 to September 2011. He has been a private investor since 2006. Mr. Stevens served as Chief Executive Officer of Accredo Health Group, Inc., a subsidiary of Medco Health Solutions, Inc., from 2005 to 2006. He was Chief Executive Officer of Accredo Health, Inc. from 1996 to 2005, served as Chairman of the Board from 1999 to 2005, and was President and Chief Operating Officer of the predecessor companies of Accredo Health from their inception in 1983 until 1996. He serves on the board of directors of Allscripts Healthcare Solutions, Inc., a publicly held company. He previously served on the board of directors of Viasystems Group, Inc., a publicly held company, from 2012 until May 2015 when it was acquired by TTM Technologies, Inc., Medco Health Solutions, Inc., a publicly held company, from 2006 until 2012 when it was acquired by Express Scripts Holding Company, and Thomas & Betts Corporation, a publicly held company, from 2004 to 2012 when it was acquired by ABB Ltd. Mr. Stevens' qualifications to serve on our board of directors include his extensive experience serving as a chief executive officer, including as interim chief executive officer of legacy Wright, his close familiarity with our business, and his prior experience as a director of legacy Wright.
Gary D. Blackford joined our board of directors as a non-executive director in October 2015 in connection with the Wright/Tornier merger. Mr. Blackford was a member of the board of directors of Wright Medical Group, Inc. from 2008 to 2015. From 2002 to February 2015, Mr. Blackford served as President and Chief Executive Officer and a member of the board of directors of Universal Hospital Services, Inc., a provider of medical technology outsourcing and services to the healthcare industry, and from 2007 to February 2015, served as Chairman of the Board. From 2001 to 2002, Mr. Blackford served as Chief Executive Officer of Curative Health Services Inc. From 1999 to 2001, Mr. Blackford served as Chief Executive Officer of ShopforSchool, Inc. He served as Chief Operating Officer for Value Rx from 1995 to 1998 and Chief Operating Officer and Chief Financial Officer of MedIntel Systems Corporation from 1993 to 1994. Mr. Blackford currently serves on the board of directors of Avanos Medical, Inc. (formerly Halyard Health, Inc.) and ReShape Lifesciences Inc. (formerly EnteroMedics Inc.), both publicly held companies. He also serves on the board of directors of Pipeline Rx, Inc., a privately held telepharmacy company and is the Vice Chairman of the Minnesota Children's Hospitals and Clinics. Mr. Blackford previously served on the board of directors of Compex Technologies, Inc., a publicly held medical device company, from 2005 until its acquisition by Encore Medical Corporation in 2006. Mr. Blackford’s qualifications to serve as a member of our board of directors include his experience as a chief executive officer and director of a healthcare services company and other companies and as a director of other public companies in the healthcare industry, his extensive experience leading healthcare companies, and his prior experience as a director of legacy Wright.
J. Patrick Mackin joined our board of directors as a non-executive director in June 2018. Mr. Mackin currently serves as President and Chief Executive Officer of CryoLife, Inc., a manufacturer, processor, and distributor of medical devices and implantable human tissues used in cardiac and vascular surgical procedures focused on aortic repair. He has held this position since September 2014. He was appointed to the CryoLife board of directors in October 2014, and was appointed Chairman of the CryoLife board of directors in April 2015. Mr. Mackin has more than 25 years of experience in the medical device industry. Prior to joining CryoLife, Mr. Mackin served as President of Cardiac Rhythm Disease Management, the then largest operating division of Medtronic, Inc., a global medical device company, from August 2007 to August 2014. At Medtronic, he previously held the positions of Vice President, Vascular, Western Europe and Vice President and General Manager, Endovascular Business Unit. Prior to joining Medtronic in 2002, Mr. Mackin worked for six years at Genzyme, Inc. serving as Senior Vice President and General Manager for the Cardiovascular Surgery Business Unit and as Director of Sales, Surgical Products division. Before joining Genzyme, Mr. Mackin spent four years at Deknatel/Snowden-Pencer, Inc. in various roles and three years as a First Lieutenant in the U.S. Army. Mr. Mackin has served as a director of Opsens, Inc., a fiber optic sensors manufacturer, since 2016. Mr. Mackin received an MBA from the Kellogg Graduate School of Management at Northwestern University and is a graduate of the U.S. Military Academy at West Point. Mr. Mackin’s qualifications to serve on our board of directors include his experience as a chief executive officer of a medical device company and various other officer positions with medical device companies and his deep knowledge of the medical device industry.
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
Amy S. Paul joined our board of directors as a non-executive director in October 2015 in connection with the Wright/Tornier merger. Ms. Paul was a member of the board of directors of Wright Medical Group, Inc. from 2008 to 2015. Ms. Paul retired in 2008 following a 26-year career with C.R. Bard, Inc., a medical device company, most recently serving as the Group Vice President-International since 2003. She served in various positions at C.R. Bard, Inc. from 1982 to 2003, including President of Bard Access Systems, Inc., President of Bard Endoscopic Technologies, Vice President and Business Manager of Bard Ventures, Vice President of Marketing of Bard Cardiopulmonary Division, Marketing Manager for Davol Inc., and Senior Product Manager for Davol Inc. Ms. Paul previously served on the board of directors of Derma Sciences, Inc., a publicly held company acquired by Integra LifeSciences Holdings Corporation, Viking Systems, Inc., a publicly held company acquired by Conmed Corporation, and was a commissioner of the Northwest Commission on Colleges and Universities from 2010 to 2013. Ms. Paul serves on the President’s Innovation Network at Westminster College. Ms. Paul’s qualifications to serve on our board of directors include her over three decades of experience in the medical device industry, including having served in various executive roles with responsibilities that include international and divisional operations as well as marketing and sales functions, her experience as a director of other public companies in the healthcare industry, and her prior experience as a director of legacy Wright.
Richard F. Wallman has served as a non-executive director and member of our board of directors since December 2008. From 1995 through his retirement in 2003, Mr. Wallman served as Senior Vice President and Chief Financial Officer of Honeywell International, Inc., a diversified technology company, and AlliedSignal, Inc., a diversified technology company (prior to its merger with Honeywell International, Inc.). Prior to joining AlliedSignal, Inc., Mr. Wallman served as Controller of International Business Machines Corporation. Mr. Wallman serves on the board of directors of Charles River Laboratories International, Inc., Extended Stay America, Inc. and Roper Technologies, Inc., all publicly held companies. Mr. Wallman previously served on the board of directors of Convergys Corporation and ESH Hospitality, Inc., all publicly held companies. Mr. Wallman’s qualifications to serve on our board of directors include his prior public company experience, including as Chief Financial Officer of Honeywell, his significant public company director experience, and his financial experience and expertise.
Elizabeth H. Weatherman has served as a non-executive director and member of our board of directors since July 2006. Ms. Weatherman was initially appointed as a director of Tornier in connection with a securityholders’ agreement that Tornier entered into with certain shareholders. The securityholders' agreement terminated by its terms in May 2016. Ms. Weatherman has been a Special Limited Partner of Warburg Pincus LLC, a private equity firm, since January 2016. Ms. Weatherman previously was a Partner of Warburg Pincus & Co., a Member and Managing Director of Warburg Pincus LLC and a member of the firm’s Executive Management Group. Ms. Weatherman joined Warburg Pincus in 1988 and primarily focused on the firm’s healthcare investment activities. Ms. Weatherman currently serves on the board of directors of Vapotherm, Inc., a publicly held company, and Silk Road Medical, Inc., a privately held company. Ms. Weatherman previously served on the boards of directors of several publicly held companies, primarily in the medical device industry, including ev3 Inc., Wright Medical Group, Inc., and Kyphon Inc. Ms. Weatherman’s qualifications to serve on our board of directors include her extensive experience as a director of several public and private companies in the medical device industry.

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
Under our articles of association, our internal rules for the board of directors, and Dutch law, the members of our board of directors are collectively responsible for our management, general and financial affairs, and policy and strategy. Our executive director is primarily responsible for managing our day-to-day affairs as well as other responsibilities that have been delegated to him in accordance with our articles of association and internal rules for the board of directors. Our non-executive directors supervise our executive director and our general affairs and provide general advice to him. In performing their duties, our directors are guided by the interests of our company and, within the boundaries set by relevant Dutch law, must take into account the relevant interests of our stakeholders. The internal affairs of our board of directors are governed by our internal rules for the board of directors, a copy of which is available on the Investor Relations-Corporate Governance-Governance Documents & Charters section of our corporate website at www.wright.com.
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
Board Committees
Our board of directors has four standing board committees: audit committee, compensation committee, nominating, corporate governance and compliance committee, and strategic transactions committee. Each of these committees has the composition described in the table below and the responsibilities described in the sections below. Our board of directors has adopted a written charter for each committee of our board of directors. These charters are available on the Investor Relations-Corporate Governance-Governance Documents & Charters section of our corporate website at www.wright.com. Our board of directors from time to time may establish other committees.
The following table summarizes the current membership of each of our four board committees.

Director	Audit	Compensation	Nominating, corporate governance and compliance	Strategic transactions
Robert J. Palmisano	—	—	—	—
Gary D. Blackford	√	—	√	—
J. Patrick Mackin	—	√	—	—
John L. Miclot	—	Chair	—	—
Kevin C. O’Boyle	√	√	—	—
Amy S. Paul	—	—	Chair	—
David D. Stevens	—	—	√	√
Richard F. Wallman	Chair	—	—	√
Elizabeth H. Weatherman	—	√	√	Chair
On February 20, 2019, our board of directors approved certain changes to the chairs and membership of our board committees to be effective April 1, 2019, which are reflected in the following table:

Director	Audit	Compensation	Nominating, corporate governance and compliance	Strategic transactions
Robert J. Palmisano	—	—	—	—
Gary D. Blackford	—	—	Chair	—
J. Patrick Mackin	—	√	—	—
John L. Miclot	—	Chair	—	√
Kevin C. O’Boyle	Chair	—	—	√
Amy S. Paul	—	√	√	—
David D. Stevens	—	—	√	√
Richard F. Wallman	√	—	—	—
Elizabeth H. Weatherman	√	—	—	Chair
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
The audit committee currently consists of Mr. Wallman (Chair), Mr. Blackford and Mr. O’Boyle. We believe that the composition of the audit committee complies with the applicable rules of the SEC and the Nasdaq Stock Market. Our board of directors has determined that each of Messrs. Wallman, Blackford and O’Boyle is an “independent director” under the rules of the Nasdaq Stock Market and an “audit committee financial expert,” as defined in SEC rules, and satisfies the financial sophistication requirements of the Nasdaq Stock Market. Our board of directors also has determined that each of Messrs. Wallman, Blackford and O’Boyle meets the more stringent independence requirements for audit committee members of Rule 10A-3(b)(1) under the Exchange Act and the Listing Rules of the Nasdaq Stock Market and is independent under the Dutch Corporate Governance Code.
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
The compensation committee currently consists of Mr. Miclot (Chair), Mr. Mackin, Mr. O’Boyle and Ms. Weatherman. We believe that the composition of our compensation committee complies with the applicable rules of the SEC and the Nasdaq Stock Market. Our board of directors has determined that each of Mr. Miclot, Mr. Mackin, Mr. O’Boyle and Ms. Weatherman is an “independent director” under the rules of the Nasdaq Stock Market, meets the more stringent independence requirements for compensation committee members of Rule 10C-1 under the Exchange Act and the Listing Rules of the Nasdaq Stock Market and is independent under the Dutch Corporate Governance Code. None of our executive officers has served as a member of the board of directors or compensation committee of any entity that has an executive officer serving as a member of our board of directors.
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
The nominating, corporate governance and compliance committee currently consists of Ms. Paul (Chair), Mr. Blackford, Mr. Stevens and Ms. Weatherman. We believe that the composition of our nominating, corporate governance and compliance committee complies under the applicable rules of the Nasdaq Stock Market. Our board of directors has determined that each of Ms. Paul, Mr. Blackford, Mr. Stevens and Ms. Weatherman is an “independent director” under the rules of the Nasdaq Stock Market.
The nominating, corporate governance and compliance committee considers all candidates recommended by our shareholders pursuant to specific minimum qualifications that the nominating, corporate governance and compliance committee believes must be met by a recommended nominee for a position on our board of directors, which qualifications are described in the nominating, corporate governance and compliance committee’s charter, a copy of which is available on the Investor Relations-Corporate Governance-Governance Documents & Charters section of our corporate website www.wright.com. We have made no material changes to the procedures by which shareholders may recommend nominees to our board of directors as described in our most recent proxy statement.
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
The strategic transactions committee currently consists of Ms. Weatherman (Chair), Mr. Stevens and Mr. Wallman.
Code of Business Conduct
We have adopted a code of business conduct, which applies to all of our directors, officers, and employees. The code of business conduct is available on the Investor Relations-Corporate Governance-Governance Documents & Charters section of our corporate website at www.wright.com. Any person may request a copy free of charge by writing to James A. Lightman, Senior Vice President, General Counsel and Secretary, Wright Medical Group N.V., Prins Bernhardplein 200, 1097 JB Amsterdam, the Netherlands. We intend to disclose on our corporate website any amendment to, or waiver from, a provision of our code of business conduct that applies to directors and executive officers and that is required to be disclosed pursuant to the rules of the SEC and the Nasdaq Stock Market.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors, executive officers, and all persons who beneficially own more than 10% of our outstanding ordinary shares to file with the SEC initial reports of ownership and reports of changes in ownership of our ordinary shares. Directors, executive officers, and greater than 10% beneficial owners also are required to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based on review of the copies of such reports and amendments to such reports furnished to us with respect to the fiscal year ended December 30, 2018, and based on written representations by our directors and executive officers, all required Section 16 reports under the Exchange Act for our directors, executive officers, and beneficial owners of greater than 10% of our ordinary shares were filed on a timely basis during the fiscal year ended December 30, 2018.
Item 11. Executive Compensation.
Compensation Discussion and Analysis
This Compensation Discussion and Analysis (CD&A) addresses the principles underlying our policies and decisions with respect to the compensation of our executive officers who are named in the “Summary Compensation Table” found under “-Executive Compensation Tables and Narratives-Summary Compensation Information” and material factors relevant to these policies and decisions.
These executive officers and their current officer positions are:

Named executive officer	Current officer position
Robert J. Palmisano	President and Chief Executive Officer
Lance A. Berry	Executive Vice President, Chief Financial and Operations Officer
Peter S. Cooke	President, Emerging Markets, Australia and Japan
Andrew C. Morton	Senior Vice President and Chief Human Resources Officer
Kevin D. Cordell	Executive Vice President, Chief Global Commercial Officer
The officer positions for each of Messrs. Berry, Cooke and Cordell changed effective January 2019. During 2018, Mr. Berry served as Senior Vice President and Chief Financial Officer, Mr. Cooke served as President, International and Mr. Cordell served as President, U.S.
We refer to these executive officers as our “named executive officers” or “NEOs” and our President and Chief Executive Officer as our “CEO” in this CD&A. This CD&A should be read in conjunction with the accompanying compensation tables, corresponding notes and narrative discussion, as they provide additional information and context to our compensation disclosures.

Executive Summary
Fiscal 2018 Business Highlights
Below are operational and financial highlights for 2018.

•	Increased Revenue Growth. We accelerated our top line growth from 8% to 12%.

•	Continued Growth of Total Ankle Business. We continued to expand our market leading position in total ankle with growth of 15%.

•	Continued Growth of Shoulder Business. We continued to grow our shoulder business at more than double the market rate of growth, growing 19% in 2018.

•
Gained Approval for AUGMENT® Injectable Bone Graft. In June 2018, we received premarket approval from the FDA for AUGMENT® Injectable Bone Graft, which provides a clinically proven and safe and effective alternative to autograft for use in hindfoot and ankle fusion in an easy to use flowable formulation.

•
Completed Cartiva Acquisition. In October 2018, we acquired Cartiva, Inc., an orthopaedic medical device company focused on treatment of osteoarthritis of the great toe. With this acquisition, we added Cartiva’s Synthetic Cartilage Implant, the first and only PMA product for the treatment of great toe osteoarthritis. Supported by compelling clinical performance and backed by Level I clinical evidence, this acquisition adds differentiated technology to our core portfolio.

Fiscal 2018 Compensation Actions and Outcomes
One of our key executive compensation objectives is to link pay to performance by aligning the financial interests of our executives with those of our shareholders and by emphasizing pay for performance in our compensation programs. We strive to accomplish this objective primarily through our annual performance incentive plan (PIP), which compensates executives for achieving annual corporate and divisional financial and other goals, and our long-term incentive equity grants, which align the interests of our executives with the long-term interests of our shareholders, promote stock ownership, and create significant incentives for executive retention.
Our compensation actions and incentive plan outcomes based on performance for fiscal 2018 are summarized below:

Pay element	2018 actions
Base salary	● Our CEO received no base salary increase.
	● Other NEOs received base salary increases between zero and 4.0%.
Short-term annual incentive	● Target bonus percentage for our CEO remained the same at 100% and remained the same for our other NEOs, ranging from 50% to 65% of base salary.
	● Our CEO’s and CFO’s short-term incentive is based 100% on corporate performance goals.
	● Other NEOs’ short-term incentives are based on corporate performance goals, and in some cases, divisional and individual performance goals.
	● Corporate performance payouts were 111.1% of target, based on fiscal 2018 performance.

	Measure	Weighting	Target performance		2018 actual performance
	Global net sales	40%	$823.5	million	$822.6	million
	Adjusted EBITDA	30%	143.1	million	145.6	million
	Free cash flow	30%	(3.0	) million	5.6	million

	● U.S. and international divisional performance payouts were 117.2% and 98.0% of target, respectively, based on fiscal 2018 performance.

Pay element	2018 actions
Long-term incentive
● The long-term incentive (LTI) grant guideline for our CEO increased from 400% to 450% of base salary to align closer with targeted competitive levels and remained the same for other NEOs, ranging from 100% to 175%, except in the case of one NEO whose LTI increased to 225%.

● LTI is delivered 1/3 in stock options, 1/3 in time-vested restricted stock unit (RSU) awards and 1/3 in performance share unit (PSU) awards.
● Stock options and RSU awards vest over four years.
● PSU awards vest and are paid out in Wright ordinary shares upon the achievement of a threshold net sales growth goal over a three-year period.
● Since PSU awards were first granted in 2017, there were no payouts of prior PSU awards during 2018.
Other
● We paid Mr. Morton a $200,000 signing bonus upon his hiring, 100% of which must be repaid if he voluntarily leaves Wright within one year of his start date and 50% of which must be repaid if he voluntarily leaves within two years of his start date.

● In June 2016, we agreed to pay Mr. Cooke a $1.2 million retention payment to relocate his family to the United Kingdom. This payment, made in June 2018, is in lieu of any future change in control or severance payment under his separation pay agreement.

● In December 2018, we approved new compensation packages for Messrs. Berry and Cordell in connection with their promotions effective January 2019.
Compensation Highlights and Best Practices
Our compensation practices include many best pay practices that support our executive compensation objectives and principles, and benefit our shareholders.

What we do		What we don't do
✓	Structure our executive officer compensation so that a significant portion of pay is at risk	x	No automatic salary increases
✓	Emphasize long-term performance in our equity-based incentive awards	x	No repricing of stock options unless approved by shareholders
✓	Use a mix of performance measures and caps on payouts	x	No excessive perquisites
✓	Require minimum vesting periods on equity awards	x	No new single-trigger change of control arrangements
✓	Require double-trigger for equity acceleration upon a change of control	x	No tax gross-ups, other than limited CEO and relocation tax gross-ups
✓	Maintain a competitive compensation package	x	No change in control excise tax gross-ups
✓	Have robust stock ownership guidelines and stock retention requirements for executive officers	x	No pledging or hedging of Wright securities
✓	Maintain a clawback policy	x	No short sales or derivative transactions in Wright shares, including hedges
✓	Hold an annual say-on-pay vote	x	No current payment of dividends on unvested awards
Shareholder Outreach Efforts and Changes to Our Executive Compensation
During 2018, we continued to review our executive compensation program to ensure that it not only motivates our executives, but also aligns with shareholder interests and prevailing market practice. As part of this review, we reached out and listened to shareholders. In 2018, we contacted our top 50 institutional shareholders, representing approximately 83% of our outstanding ordinary shares and attended over 300 meetings for investors and interested investors. For the individual investor meetings, our CEO, Chief Financial Officer and/or Chief Communications Officer attended. The agenda for these meetings requested feedback from investors and shareholders and generally included: (1) a review of our operations and results to date; (2) a summary of our strategic priorities and focus; and (3) a review of our compensation philosophy and its alignment with our strategic direction.
After our similar shareholder outreach efforts in 2017, we made several changes to our executive compensation program to respond to shareholder concerns and align with best practices. These changes include the use of performance-based awards, eliminating a single trigger change in control provision in our equity plan, requiring minimum vesting periods on equity awards under our equity plan, adopting a clawback policy and moving to an annual say-on-pay vote.

Say-on-Pay Vote
At our 2018 annual general meeting, our shareholders had the opportunity to vote on an advisory say-on-pay proposal. At this meeting, over 98% of the votes cast by our shareholders were in favor of our say-on-pay vote. The Compensation Committee believes that such results affirmed shareholder support of our approach to executive compensation, especially the several changes we made to the program during 2017, and did not believe it was necessary to, and, therefore, did not, make any significant changes to our executive compensation program in 2018.
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
Use of Peer Group and Other Market Data and Market Positioning
Peer Group. To help determine appropriate levels of compensation for certain elements of our executive compensation program, the compensation committee reviews annually the compensation levels of our NEOs and other executives against the compensation levels of comparable positions with companies similar to us in terms of industry, revenues, products and operations. The elements of our executive compensation program to which the compensation committee “benchmarks” or uses to base or justify a compensation decision or to structure a framework for compensating executives include base salary, short-term cash incentive opportunity, and long-term equity incentives. With respect to other elements of our executive compensation program, such as perquisites, severance, and change in control arrangements, the compensation committee benchmarks these elements on a periodic or as needed basis and in some cases uses peer group or market data more as a “market check” after determining the compensation on some other basis. The compensation committee believes that compensation paid by peer group companies is more representative of the compensation required to attract, retain, and motivate our executive talent than broader survey data and that compensation paid by peer companies that are in the same industry, with similar products and operations, and with revenues in a range similar to ours, generally provides more relevant comparisons.

In 2017, Mercer worked with the compensation committee to identify a peer group of 13 companies, which the compensation committee re-confirmed in 2018. Companies in the peer group are public companies in the health care equipment and supplies business with products and operations similar to ours and that had annual revenues generally within a range of our annual revenues. The peer group included the following companies:

The Cooper Companies, Inc.	Masimo Corporation	NuVasive, Inc.
Globus Medical, Inc.	Merit Medical Systems, Inc.	ResMed Inc.
Greatbatch, Inc.	Natus Medical Incorporated	Insulet Corporation
Haemonetics Corporation	NxStage Medical, Inc.	Abiomed, Inc.
Integra LifeSciences Holdings Corporation
The table below sets forth certain revenue and other financial information Mercer used to compile the proposed peer group and market capitalization information as of May 31, 2017 regarding the peer group that the compensation committee used in connection with its recommendations and decisions regarding executive compensation for 2018.

	Trailing 12-month revenue (in millions)	One-year revenue growth	Three-year revenue growth	Market capitalization (in millions)
25th percentile	$432	6%	20%	$1,597
50th percentile	710	10%	30%	2,954
75th percentile	1,207	16%	44%	5,557
Wright's percentile rank	49%	65%	36%	47%
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
Market Positioning. In general, we target base salary and total compensation levels to be within a reasonable range of the 67th percentile of our peer group. However, the specific competitiveness of any individual executive’s pay will be determined considering factors like the executive’s experience, skills and capabilities, contributions as a member of the executive management team, and contributions to our overall performance. The compensation committee will also consider the sufficiency of total compensation potential and the structure of pay plans to ensure the hiring or retention of an executive when considering the compensation potential that may be available elsewhere. We believe this market positioning is important to attract and retain the best executive talent to achieve our business strategies and objectives.

Executive Compensation Pay Mix
The overall mix of annual base salaries, target annual cash incentive awards and the grant date fair value of long-term incentive awards as a percent of target total direct compensation for our CEO and other NEOs (excluding new hires) as a group for 2018 is provided below. The value of the long-term incentives represented is based on the grant date fair value of stock options, RSU awards and PSU awards granted during 2018. Actual long-term incentive value will be based on long-term stock price performance and whether the PSU performance goals are achieved. All other compensation is excluded from the graphics below.
Executive Compensation Components
During 2018, our executive compensation program consisted of the following key elements: base salary, short-term cash incentive, long-term incentives in the form of stock option, RSU and PSU awards, limited perquisites and personal benefits, retirement benefits, and severance and change in control arrangements. The following table provides some of the key characteristics of, and purpose for, each element.

Element	Key characteristics	Purpose	Key 2018 changes
Base salary (Fixed, cash)	A fixed amount, paid in cash periodically throughout the year and reviewed annually and, if appropriate, adjusted, effective typically April 1 of each year.	Provides a source of fixed income that is market competitive and reflects the scope and responsibility of the position held.	No base salary increase for the CEO. Base salary increases between zero and 4.0% for the other NEOs.
Short-term incentive (STI) (Variable, cash)
A variable, short-term element of compensation that is payable in cash based on achievement of key pre-established annual corporate, and in some cases, divisional financial goals and/or individual goals.
		Motivates and rewards our executives for achievement of annual financial and other goals intended to achieve our annual operating plan objectives.	No changes in target bonus percentages for NEOs. Corporate and divisional performance measures were the same as 2017, except eliminated AUGMENT net sales measure for US divisional goals.

Element	Key characteristics	Purpose	Key 2018 changes
Long-term incentives (LTI) (Variable, stock option, restricted stock unit and performance share unit awards)
A variable, long-term element of compensation that is provided one-third in stock options, one-third in time-vested RSUs and one-third in PSU awards.
Stock options and RSUs vest over four years.
PSU awards vest and are paid out in our ordinary shares upon the achievement of a threshold three-year net sales growth goal.

Aligns the interests of our executives with our shareholders; encourages focus on long-term company financial performance measures that are deemed strategically and operationally important to our Company; promotes retention of our executives; and encourages significant ownership of our ordinary shares.

No significant changes made to long-term equity incentives, other than an increase in the LTI grant guideline for our CEO from 400% to 450% of base salary and for our CFO from 200% to 225% of base salary.

Perquisites and personal benefits
Includes personal insurance premiums, up to $5,000 reimbursement for financial and tax planning and tax preparation for all NEOs and supplemental long-term disability insurance.
Additional benefits for our CEO under his employment agreement.
Customary relocation benefits and assignment and expat benefits that are consistent with local policies and practices.

Assists in attracting new and retaining existing talent, allowing our executives to more efficiently use their time and supports them in effectively contributing to our Company success.
CEO benefits were critical to our ability to hire him.

No significant changes were made to perquisites and personal benefits, except the adoption of a supplemental long-term disability insurance policy effective January 1, 2019.
$200,000 sign-on bonus and $30,000 allowance for temporary housing and travel was paid to Mr. Morton upon his hiring.
$1.2 million retention payment paid to Mr. Cooke after completion of two-year ex pat service in the United Kingdom.

Retirement benefits
Includes a defined contribution retirement plan with a discretionary Company match.
No pension arrangements, post-retirement health coverage or nonqualified defined contribution or other deferred compensation plans.
		Provides an opportunity for employees to save and prepare financially for retirement.	No significant changes made to retirement benefits.
Change in control and severance benefits	Customary “double-trigger” change in control and severance benefits for our CEO under his employment agreement and for other NEOs under separation pay agreements.	Attracts key executive talent and encourages continuity, stability and retention when considering the potential disruptive impact of an actual or potential corporate transaction.	No significant changes made to change in control and severance benefits.
Base Salary
Setting Initial Salaries for New Executives. We initially fix base salaries for executives at a level we believe enables us to hire and retain them in a competitive environment, and to reward satisfactory individual performance and a satisfactory level of contribution to our overall business objectives. During 2018, we hired Andrew C. Morton as Senior Vice President and Chief Human Resources Officer. In setting his initial base salary at $400,000, we considered his base salary at his prior employer and target market positioning of companies in our peer group.
Annual Salary Increases. We review the base salaries of our NEOs each year following the completion of our prior year individual performance reviews. If appropriate, we increase base salaries to recognize annual increases in the cost of living and superior individual performance and to ensure that our base salaries remain market competitive. In addition, we review our CEO’s base salary at least annually, and consider whether an increase is appropriate, as required under his employment agreement. We refer to annual base salary increases as a result of cost of living adjustments and individual performance as “merit increases.” In addition, we may make additional upward adjustments to an executive’s base salary to compensate the executive for assuming increased roles and responsibilities, to retain an executive at risk of recruitment by other companies, and/or to bring an executive’s base salary closer to our target market positioning of companies in our peer group. We refer to these base salary increases as “market adjustments.”
The 2018 base salary merit increases for our NEOs ranged from 0.0% to 4.0% over their respective 2017 base salaries. Our CEO received no base salary increase, but received an increase in his LTI grant guideline as described below. No upward market adjustments were made during 2018. We believe the base salaries of all of our NEOs are within a reasonable range of our targeted positioning among our peer group.
2018 Base Salaries. The table below sets forth the 2017 base salaries (effective April 1, 2017) of our NEOs, their 2018 base salaries (effective April 1, 2018), and the percentage increase compared to their 2017 base salaries:

Name	2017 base salary ($)	2018 base salary ($)	2018 base salary % increase compared to 2017 base salary
Robert J. Palmisano	$958,514	$958,514	0.0%
Lance A. Berry	450,000	468,000	4.0%
Peter S. Cooke	397,440	407,376	2.5%
Andrew C. Morton	N/A	400,000	N/A
Kevin D. Cordell	470,656	480,069	2.0%
2019 Base Salaries. In December 2018, we set the following base salaries for 2019 for our NEOs who changed officer positions effective January 2019: Mr. Berry ($515,000), Mr. Cooke ($407,376), and Mr. Cordell ($515,000). In February 2019, we set the following base salaries for 2019 for the remainder of our NEOs effective March 23, 2019:  Mr. Palmisano ($958,514) and Mr. Morton ($416,000).  The 2019 base salaries represent merit increases of 0.0% to 4.0% over their respective 2018 base salaries.  Upward market adjustments were made in the case of Messrs. Berry and Cordell to compensate them for assuming increased roles and responsibilities and bring them closer to target market positioning within our peer group in their new positions.
Short-Term Cash Incentive Compensation
Our short-term cash incentive compensation is paid as an annual cash bonus under our PIP and is intended to compensate executives for achieving annual corporate financial performance goals and, in some cases, divisional financial and individual performance goals. The PIP provides broad discretion to the compensation committee in interpreting and administering the plan. All 2018 short-term cash incentive bonuses to our NEOs are expected to be paid out in early March 2019 and were dependent upon executives’ continued service through the end of 2018.
Target Bonus Percentages. Target short-term cash incentive bonuses for 2018 for each executive were based on a percentage of base salary and were as follows for each NEO:

Name	Percentage of base salary
Robert J. Palmisano	100%
Lance A. Berry	65%
Peter S. Cooke	55%
Andrew C. Morton	50%
Kevin D. Cordell	60%
The 2018 target bonus percentages for our CEO and other NEOs did not change from their 2017 levels for those executives who were executives in 2017. Based on an executive compensation analysis by our compensation consultant, we believe the target bonus percentages for our NEOs were generally aligned with our target market positioning within our peer group.
Performance Goal Mix. 2018 bonuses to our NEOs were based on achievement of corporate performance goals for all executives, as well as divisional performance goals for Messrs. Cooke and Cordell, and individual performance goals for Mr. Morton.

Named executive officer	Percentage based upon corporate performance goals	Percentage based upon divisional performance goals	Percentage based upon individual performance goals
Robert J. Palmisano	100%	0%	0%
Lance A. Berry	100%	0%	0%
Peter S. Cooke	40%	60%	0%
Andrew C. Morton	80%	0%	20%
Kevin D. Cordell	40%	60%	0%

Corporate Performance Goals. For 2018, we had three corporate performance measures as set forth in the table below. These three measures were the same corporate performance measures from 2017, and were selected again because they were determined to continue to be the three most important indicators of our financial performance for 2018 as evaluated by management and analysts.

2018 corporate performance metric	Weighting
Global net sales (1)	40%
Adjusted EBITDA (2)	30%
Free cash flow (3)	30%
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
The performance level of each corporate performance measure is set forth in the table below. The free cash flow performance goals were revised in July 2018 to reflect the impact of an incremental investment in upper extremities shoulder kits during the second quarter of 2018 which otherwise would have adversely affected the achievement of the free cash flow performance measure.

Performance level	Global net sales	Adjusted EBITDA	Free cash flow
Minimum	$769.2 million	$107.2 million	$(42.1) million
Threshold (50% payout)	$782.1 million	$117.6 million	$(17.5) million
Target (100% payout)	$823.5 million	$143.1 million	$(3.0) million
Above target (150% payout)	$842.5 million	$157.6 million	$11.5 million
High (200% payout)	$864.8 million	$182.2 million	$36.1 million
The table below sets forth our actual performance for each corporate performance measure and the overall weighted corporate performance achievement rating, which was between target and above target, resulting in a 111.1% payout for our corporate performance measures. In calculating the free cash flow payout, the Compensation Committee approved an adjustment to exclude an interest payment paid in December 2018 as a result of the refinancing of the Company’s 2020 senior convertible notes in June 2018.

2018 corporate performance measures and weighting	Actual	Payout
Global net sales (40%)	$822.6 million	Between threshold and target
Adjusted EBITDA (30%)	$145.6 million	Between target and above target
Free cash flow (30%)	$5.6 million	Between target and above target
Overall weighted achievement rating	111.1%	Between target and above target
Divisional Performance Goals. As Presidents of our International and U.S. businesses during 2018, the 2018 PIP bonuses for Messrs. Cooke and Cordell were based 40% on corporate performance goals and 60% on divisional performance goals. The portion of their bonuses that was tied to divisional performance was based on four divisional performance measures. The table below sets forth the international and U.S. divisional performance measures and reflects how those business units performed in 2018, and the overall weighted average divisional performance achievement rating. Mr. Cooke’s 2018 PIP bonus reflected an overall weighted average achievement rating for the international business performance goals of 98.0% of target and Mr. Cordell’s 2018 PIP bonus reflected an overall weighted average achievement rating for the U.S. business performance goals of 117.2% of target.

2018 divisional performance measures and weighting	International 2018 performance	U.S. 2018 performance
Net sales (40%)	Between threshold and target	Between target and above target
Adjusted EBITDA (30%)	Between threshold and target	Between target and above target
Days-on-hand (15%)	Between above target and maximum	Between threshold and target
Days sales outstanding (15%)	Between target and above target	Between target and above target
Overall weighted achievement rating	Slightly below target	Between target and above target
The specific performance levels for our international and U.S. divisional performance measures are maintained as proprietary and confidential. We believe that disclosure of these specific performance levels would represent competitive harm to us as these divisional goals and results are not publicly disclosed and are competitively sensitive. For each divisional performance measure, the target goal reflects the annual financial business plan goal set for the division. Based on historical performance, the compensation committee believes the attainment of the target performance level, while uncertain, could be reasonably anticipated. Threshold goals represent the minimum level of performance necessary for that performance measure and the compensation committee believes the threshold goals are likely to be achieved. Maximum goals represent levels of performance at which the compensation committee determines a payout of 200% of target would be appropriate. The compensation committee believes that the maximum goals established for each division performance measure are more aggressive goals.
Individual Performance Goals. To foster cooperation and communication among executives, the compensation committee places primary emphasis on overall corporate and divisional performance goals rather than on individual performance goals. For NEOs, at least 80% of their 2018 annual PIP bonuses were determined based on the achievement of corporate or divisional performance goals and only 20% or less were based on achievement of individual performance goals. The individual performance goals used to determine annual PIP bonuses were management by objectives, known internally as MBOs. MBOs are generally two to three written, specific and measurable objectives agreed to and approved by the executive, CEO and compensation committee in the beginning of the year. The only NEO with MBOs for 2018 was Mr. Morton. His MBOs for 2018 related to enhancement of our compensation processes and improvements in processes for global equity planning, global bonus calculation and global talent onboarding. His MBO achievement rating, as determined by the compensation committee, was 150%.
2018 Actual PIP Bonuses. The table below sets for the 2018 PIP bonuses for all NEOs:

Named executive officer	2018 PIP bonus
Robert J. Palmisano	$1,064,909
Lance A. Berry	337,966
Peter S. Cooke	231,316
Andrew C. Morton	237,760
Kevin D. Cordell	330,556
2019 Changes and PIP Performance Goals. In February 2019, the compensation committee approved PIP performance goals for 2019. The corporate and divisional performance measures for 2019 are based on net sales, adjusted EBITDA, and free cash flow. The 2019 target bonus percentages for our NEOs did not change from their 2018 levels, other than in the case of Mr. Palmisano whose target bonus percentage increased by 20% to bring him closer to our target market positioning within our peer group and

Messrs. Berry and Cordell whose target bonus percentages increased by 10% to compensate them for assuming increased roles and responsibilities and bring them closer to target market positioning within our peer group in their new positions. Consistent with the design for the 2018 plan, the 2019 bonus for our CEO is based 100% on achievement of corporate performance goals, with no individual performance components. Bonuses for our other NEOs are based on corporate, divisional and individual performance goals as follows:

Named executive officer	Percentage based upon corporate performance goals	Percentage based upon divisional performance goals	Percentage based upon individual performance goals
Robert J. Palmisano	100%	0%	0%
Lance A. Berry	100%	0%	0%
Peter S. Cooke	30%	50%	20%
Andrew C. Morton	80%	0%	20%
Kevin D. Cordell	30%	50%	20%
Long-Term Equity-Based Incentive Compensation
Long-term equity-based incentives typically comprise a significant portion of each NEO’s compensation package, consistent with our executive compensation philosophy. Our board of directors, on recommendation of the compensation committee, generally grants long-term incentives in the form of equity awards on an annual basis and to new hires. On limited occasion, we may make special recognition grants or discretionary grants to executive officers for retention or other purposes. Such grants may vest based on the passage of time and/or the achievement of certain performance goals. All equity awards are granted under the shareholder-approved Wright Medical Group N.V. 2017 Equity and Incentive Plan.
Annual Performance Recognition Grants. Annual performance recognition grants are discretionary annual grants that are made during mid-year to give the compensation committee another formal opportunity during the year to review executive compensation and recognize executive and other key employee performance. The recipients and size of the annual performance recognition grants are determined based on our long-term incentive grant guidelines, which we review annually to ensure continued alignment with our target positioning. Consistent with the principle that the interests of our executives should be aligned with those of our shareholders and that the portion of an executive’s total compensation that varies with performance and is at risk should increase with the executive’s level of responsibility, incentive grants, expressed as a percentage of base salary and dollar values, increase as an executive’s level of responsibility increases.
The table below describes our LTI grant guidelines for annual performance recognition grants that applied to our NEOs for 2018. Mr. Morton did not receive an annual performance recognition grant since he joined Wright in March 2018.

Named executive officer	Incentive grant guideline expressed as % of base salary	Dollar value of incentive grant guideline as of July 24, 2018 grant date ($)
Robert J. Palmisano	450%	$4,313,313
Lance A. Berry	225%	1,053,000
Peter S. Cooke	100%	407,376
Kevin D. Cordell	175%	840,121
The LTI grant guideline for our CEO increased from 400% to 450% to bring his LTI closer to our target positioning in our peer group and provide him greater performance-based compensation in lieu of an annual base salary increase. The LTI grant guidelines for our other NEOs remained the same, other than for Mr. Berry whose guideline increased from 200% to 225% to bring his LTI closer to our target positioning.
Talent Acquisition Grants. Talent acquisition grants are new hire grants that are considered and approved as part of an executive’s compensation package at the time of hire (with the grant date and exercise price delayed until the hire date). As with our annual performance recognition grants, the size of our talent acquisition grants is determined by dollar amount (as opposed to number of underlying shares), and under our LTI grant guidelines, is generally 2 to 2.5 times the LTI grant guidelines for annual performance recognition grants, as recommended by our compensation consultant. We recognize that higher initial grants often are necessary to attract a new executive, especially one who may have accumulated a substantial amount of equity-based long-term incentive awards or other equity at a previous employer that would typically be forfeited upon acceptance of employment with us. In some cases, we may need to further increase a talent acquisition grant to attract an executive. Mr. Morton was the only NEO to receive a talent acquisition grant during 2018. His LTI grant guideline expressed as a percentage of base salary is 125%, resulting in a new hire talent acquisition grant value equal to $1,000,000, or two times his LTI grant guideline.

Equity Award Mix. Once an executive’s target total LTI value is determined, one-third of the value is provided in stock options, one-third is provided in RSU awards and one-third is provided in PSU awards, except in the case of new hires, where the value is provided one-half in stock options and one-half in RSU awards. The number of stock options, RSU awards and target PSU awards is based on the Black-Scholes value of our ordinary shares as determined on the third business day prior to the corporate approval of the award and using an average closing price of our ordinary shares over the most recent 10-trading days.
The following table describes each of these three types of awards and why we provide them to our executives:

Stock options	RSU awards	PSU awards
Provides executives with the opportunity once vested to purchase our ordinary shares at a price fixed on the grant date regardless of future market price.	Provides executives a commitment by us to issue ordinary shares at the time the RSU award vests.	Gives executives a commitment from us to issue a certain number of ordinary shares dependent upon achievement of one or more performance measures.
Exercise price is equal to fair market value of an ordinary share on the grant date.	Vesting is time-based, in four annual installments.
At time of grant, the compensation committee establishes performance measures, weightings, goals, performance adjustment events, if any, and the performance period, as well as thresholds, targets, and maximums.

Vesting is time-based, with 25% of the shares underlying the stock option vesting on the one-year anniversary of the grant date and the remaining 75% of the underlying shares vesting over a three-year period thereafter in 36 nearly equal monthly installments.
	Annual awards vest on each August 15th.	Performance periods typically begin on the first day of our third fiscal quarter and end on the last day of our second fiscal quarter of the third year thereafter.
New hire awards vest beginning on either August 15, November 15, March 1st or May 15th, depending on the grant date.
At the end of the performance period, the compensation committee certifies performance against the performance goals, including the applicability of any performance adjustment events, and a corresponding payout, which is expressed as a percent of target.

	In all cases, the first vesting date is at least one year after the grant date.	Actual payouts for PSU awards can range from 0% (if the threshold levels of performance are not met) to 200% of the target award (if maximum levels of performance are met).
Provides the opportunity for capital accumulation and more predictable LTI value than stock options.

Benefits of all equity award types
Incentivizes employees to maximize company performance, as the value of awards is directly tied to an appreciation in the value of our ordinary shares.
Provides an effective retention mechanism because of vesting provisions.
Strengthens the relationship between the long-term value of our ordinary shares and the potential financial gain for executives.
Links a portion of an executive’s compensation to the interests of our shareholders by providing an incentive to achieve corporate goals and increase the market price of our ordinary shares over the vesting period.

2018 Equity Awards. The table below sets forth the number of stock options, RSU awards and target PSU awards granted to each of our NEOs in 2018. As mentioned earlier, Mr. Morton received new hire talent acquisition grants, which did not include PSU awards.

Named executive officer	Stock options (#)	RSU awards (#)	PSU awards (assuming target performance) (#)
Robert J. Palmisano	149,008	55,536	55,536
Lance A. Berry	36,377	13,558	13,558
Peter S. Cooke	14,073	5,245	5,245
Andrew C. Morton	65,062	22,707	N/A
Kevin D. Cordell	29,023	10,817	10,817
Since 2017 was the first year we granted PSU awards and the performance period of those awards is three years, no payouts for PSU awards were determined during 2018. The performance measure for the PSU awards granted in 2018 and 2017 is net sales growth over a three-year period. The specific performance goals are maintained by us as proprietary and confidential. We believe that disclosure of this specific performance goal would represent competitive harm to us. Based on historical performance, we believe the attainment of the target performance level, while uncertain, could be reasonably anticipated. The threshold goal represents the minimum level of performance necessary for there to be a payout and we believe is likely to be achieved. The maximum goal represents the performance at which a payout is 200% of the target award and represents the level of performance of which we believe a payout of 200% would be appropriate. We believe that the maximum goal established for the performance measure is much more aggressive than the target goal. We consider the following factors when establishing the performance goals: our prior year and year-to-date financial business results, long-term strategic plan outlook, our competitive situation, anticipated state of our business, and any anticipated business opportunities.
Additional information concerning the long-term incentive compensation information for our NEOs for 2018 is included in the Summary Compensation Table and Grants of Plan-Based Awards Table under the heading “Executive Compensation Tables and Narratives.”
2019 Changes. For 2019, the long-term incentive grant guideline for certain of our named executive officers was increased, which will apply to their annual equity grants anticipated to be made in July 2019. Mr. Palmisano's incentive grant guideline was increased by 50% to bring him closer to our target market positioning within our peer group, and in connection with their respective promotions effective January 2019, the incentive grant guideline for each of Messrs. Berry and Cordell was increased by 50%.
All Other Compensation

Retirement benefits
Our executives have the opportunity to participate in retirement plans maintained by our operating subsidiaries, including a 401(k) plan, on the same basis as our other employees. We believe these plans provide an opportunity for our executives to plan for and meet their retirement savings needs.
We do not provide pension arrangements or post-retirement health coverage for our employees, including NEOs, or nonqualified defined contribution or other deferred compensation plans.

Relocation, assignment and expat benefits
We provide our executives with customary relocation assistance benefits if they relocate at our request. Tax protection may be provided in these situations to avoid an executive being penalized from a tax perspective for a relocation on behalf of our company. During 2018, Mr. Morton received relocation benefits, together with a tax gross-up, in connection with his hiring.
For international assignments, we also provide customary assignment and expat benefits that are consistent with local policies and practices. Tax protection may be provided in these situations to avoid an executive being penalized from a tax perspective for a relocation or expat service on behalf of our company. During 2016, we asked Mr. Cooke, President, International, to relocate his family to the United Kingdom. To compensate and incentivize Mr. Cooke to relocate, we agreed to provide him standard and customary relocation, temporary assignment and expat benefits. These are described in more detail under “Executive Compensation Tables and Narratives-Summary Compensation Information-All Other Compensation for 2018-Supplemental” and include cost-of-living adjustments, medical coverage, housing allowance, educational tuition fees and related transportation costs, car lease, reimbursement of certain relocation expenses and tax and tax equalization benefits.

Perquisites and other benefits
We provide our executives with modest perquisites to attract and retain them. The perquisites provided to our NEOs during 2018 included $1,000 for certain personal insurance premiums and up to $5,000 reimbursement for financial and tax planning and tax preparation.
In addition, we are required to provide our CEO additional perquisites under the terms of his employment agreement, which we agreed upon at the time of his initial hiring by legacy Wright to attract him to our company. These additional perquisites include additional reimbursement for financial and tax planning and tax preparation, a monthly allowance of $7,500 for housing and automobile expenses, reimbursement for reasonable travel expenses between Memphis, Tennessee and his residences, and an annual physical examination. To the extent that the reimbursements for his housing and automobile expenses and travel expenses are not deductible by Mr. Palmisano for income tax purposes, such amounts are “grossed-up” for income tax purposes so that the reimbursed items will be received net of any deduction for income and payroll taxes. We agreed to this gross-up provision at the time of his initial hiring by legacy Wright to attract him to our company and ease the financial burden on him to travel to and from our U.S. corporate headquarters in Memphis, Tennessee.
In addition, in 2018, we provided certain additional benefits to Mr. Morton to encourage him to accept an offer of employment with us, including a $200,000 sign-on bonus, a full annual incentive bonus for 2018 and $30,000 allowance for temporary housing and travel. One-half of the sign-on bonus must be paid back by Mr. Morton if he voluntarily terminates his employment with Wright prior to the two-year anniversary of his hire date and the entire sign-on bonus must be paid back if he voluntarily terminates his employment prior to the one-year anniversary.
In June 2018, we paid Mr. Cooke a $1.2 million retention payment that was agreed upon in June 2016 when we agreed to relocate his family to the United Kingdom. This payment is in lieu of any future change in control or severance payment under his separation pay agreement.
We believe perquisites and certain other benefits are an important part of our overall compensation package and help us accomplish our goal of attracting, retaining, and rewarding top executive talent. The value of all of the perquisites and other compensation provided to our NEOs for 2018 can be found under “Executive Compensation Tables and Narratives- Summary Compensation Information-All Other Compensation for 2018-Supplemental.”

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
Our 2017 equity plan contains a “double trigger” change in control provision under which equity awards will not vest in connection with a change in control unless there is a termination event or the equity awards are not continued, assumed or substituted with like awards by the successor. Under the terms of our prior equity plan and the individual award documents provided to recipients of awards under that plan, all stock options and RSU awards become immediately vested (and, in the case of options, exercisable) upon the completion of a change in control of our company. Thus, the immediate vesting of stock options and RSU awards is triggered by the change in control, itself, and thus is known as a “single trigger” change in control arrangement. The intent of our prior “single trigger” equity acceleration change in control arrangements was to provide retention incentives during what can often be an uncertain time for employees. They also provided executives with additional monetary motivation to focus on and complete a transaction that our board of directors believes is in the best interests of our company and shareholders rather than to seek new employment opportunities. The immediate acceleration of equity-based awards also aligned the interests of our executives and other employees with those of our shareholders by allowing our executives to participate fully in the benefits of a change in control as to all of their equity. If an executive were to leave before the completion of the change in control, unvested awards held by the executive would terminate. However, we recognized that our single trigger change in control arrangements did not align with current market practice and the desires of many of our shareholders so we changed this practice with the adoption of our 2017 equity plan.
In addition to the change in control provisions in our 2017 equity plan, we have entered into an employment agreement with our CEO and separation pay agreements with our other NEOs and other officers which provide certain payments and benefits in the event of a termination of employment in connection with a change in control. These “double trigger” change in control protections are intended to induce executives to accept or continue employment with our company, provide consideration to executives for certain restrictive covenants that apply following termination of employment, and provide continuity of management in connection with a threatened or actual change in control transaction. If an executive’s employment is terminated without “cause” or by the executive for “good reason” (as such terms are defined in the agreements) within 12 months (24 months for our CEO) following a change in control, the executive will be entitled to receive a severance payment and certain benefits. These arrangements and a quantification of the payment and benefits provided under these arrangements are described in more detail under “Executive Compensation Tables and Narratives-Potential Payments Upon a Termination or Change in Control.”
Other Severance Arrangements. Each of our NEOs is entitled to receive severance benefits upon certain other qualifying terminations of employment, other than a change in control, pursuant to the provisions of an employment agreement for our CEO and separation pay agreements for our other NEOs. These severance arrangements are intended to induce the executives to accept or continue employment with our company and are primarily intended to retain our executives and provide consideration to those executives for certain restrictive covenants that apply following a termination of employment. Additionally, we entered into these agreements because they provide us valuable protection by subjecting the executives to restrictive covenants that prohibit the disclosure of confidential information during and following their employment and limit their ability to engage in competition with us or otherwise interfere with our business relationships following their termination of employment.
For more information on our severance arrangements with our NEOs, see the discussions below under “-Executive Compensation Tables and Narratives-Potential Payments Upon a Termination or Change in Control.”
Stock Ownership Guidelines
We have established stock ownership guidelines that are intended to further align the interests of our executives with those of our shareholders. Stock ownership targets for each of our executive officers have been set at that number of our ordinary shares with a value equal to a multiple of the executive’s annual base salary. Each of the executive officers has five years from the date of hire or, if the ownership multiple has increased during his or her tenure, five years from the date established in connection with such increase to reach his or her stock ownership targets. Until his or her stock ownership target is achieved, each executive is required to retain an amount equal to 75% of the net shares received as a result of the exercise of stock options or the vesting of RSU awards. If there is a significant decline in the price of our ordinary shares that causes executives to be out of compliance, such executives will be subject to the 75% retention ratio, but will not be required to purchase additional shares to meet the applicable targets. Our compensation committee reports on compliance with the guidelines at least annually to our board of directors. Each of our NEOs is in compliance with our stock ownership guidelines, taking to account the five-year compliance deadline for new hires.

Named executive officer	Stock ownership target as a multiple of base salary	In compliance (yes/no)
Robert J. Palmisano	4x	Yes
Lance A. Berry	2x	Yes

Named executive officer	Stock ownership target as a multiple of base salary	In compliance (yes/no)
Peter S. Cooke	2x	Yes
Andrew C. Morton	2x	Yes
Kevin D. Cordell	2x	Yes
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
How We Make Compensation Decisions
Roles and Responsibilities. There are several elements to our executive compensation decision-making, which we believe allow us to most effectively implement our compensation philosophy and objectives. The compensation committee, the board of directors, our independent external compensation consultant and management all have a role in decision-making for executive compensation. The following table summarizes their roles and responsibilities:

Responsible party	Roles and responsibilities
Compensation committee (Comprised solely of independent directors and reports to the board of directors)	● Oversees all aspects of our executive compensation program.
● Annually reviews and approves our corporate goals and objectives relevant to CEO compensation.
● Evaluates CEO’s performance in light of such goals and objectives, and determines and recommends his compensation based on this evaluation.
● Determines and approves all executive officer compensation, including salary, bonus and equity and non-equity incentive compensation.
● Administers our equity compensation plans and reviews and recommends all equity awards.
● Reviews our incentive compensation arrangements to confirm that incentive pay does not encourage unnecessary risk-taking.
● Evaluates market competitiveness of each executive’s compensation.
● Evaluates proposed changes to our executive compensation program.
● Assists the Board in developing and evaluating potential candidates for executive positions and overseeing the development of succession plans.
● Has sole authority to hire consultants, approve their fees and determine the nature and scope of their work.

Responsible party	Roles and responsibilities
Board of directors	● Approves, upon recommendation of the compensation committee, all CEO compensation consistent with our shareholder-approved board of directors compensation policy.
● Approves, upon recommendation of the compensation committee, all equity grants.
Independent external compensation consultant (Mercer (US) Inc.) (Independent under Nasdaq listing rules and reports to the compensation committee)	● Advises on all significant aspects of executive compensation, as well as non-executive director compensation.
● Provides advice and guidance on the appropriateness and competitiveness of our executive compensation program relative to our performance and market practice.
● Reviews total compensation strategy and pay levels for executives.
● Examines our executive compensation program to ensure that each element supports our business strategy.
● Assists in selection of peer companies and gathering competitive market data.
● Provides advice with respect to our equity-based compensation plans.
● Attends on a regular basis compensation committee meetings.
President and Chief Executive Officer	● Reviews performance of other executive officers and makes recommendations with respect to their compensation.
● Confers with the compensation committee and compensation consultant concerning design and development of compensation and benefit plans.
● Provides no input or recommendations with respect to his own compensation.
Other members of senior management team
(Senior Vice President, Chief Human Resources Officer, Senior Vice President, General Counsel and Secretary, and Executive Vice President, Chief Financial and Operations Officer)
● Gathers compensation data regarding executives and coordinates the exchange of information among management, the compensation committee and compensation consultant.

● Assists the compensation committee by ensuring compliance with legal and regulatory requirements and educating the committee on executive compensation trends and best practices from a corporate governance perspective.

● Provides no input or recommendations with respect to their own compensation.
Factors Considered. In setting or recommending executive compensation for our NEOs, the compensation committee considers the following primary factors:

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
The compensation committee also considers the recommendations of our CEO with respect to executive compensation to be paid to other executives. In making these recommendations, the CEO considers many of the same factors listed above that the compensation committee considers in setting executive compensation, including in particular the results of each executive’s annual performance review and the executive’s achievement of his or her individual MBOs established in connection with our PIP, described above. In making its final decision regarding the form and amount of compensation to be paid to our NEOs (other than the CEO), the compensation committee considers and gives great weight to the recommendations of the CEO recognizing that due to his reporting and otherwise close relationship with each executive, the CEO often is in a better position than the compensation committee to evaluate the performance of each executive (other than himself). In making its final decision regarding the form and amount of compensation to be paid to the CEO, the compensation committee considers the results of the CEO’s self-review and his individual annual performance review by the compensation committee, benchmarking data gathered by our compensation consultant, and the recommendations of our non-executive directors. In making its final decision regarding the form and amount of compensation to be paid to executives, the compensation committee considers the information gathered by and recommendations of Mercer. The compensation committee values Mercer’s benchmarking information and input regarding best practices and trends in executive compensation matters.
Tax Deductibility of Compensation
Prior to the enactment of the Tax Cuts and Jobs Act signed into law on December 22, 2017 (referred to as the Tax Act), in designing our executive compensation program, we considered the deductibility of executive compensation under Code Section 162(m). At the time the compensation committee made compensation decisions for our executive officers for 2018, Code Section 162(m) provided that we may not deduct each year more than $1 million paid to certain executive officers, other than “performance-based” compensation meeting certain requirements. The Tax Act, among other things, repealed the exemption from Code Section 162(m)’s deduction limit for “performance-based” compensation for taxable years beginning after December 31, 2017. Our compensation plans were designed with the intention of satisfying the requirements for “performance-based” compensation as defined in Code Section 162(m) prior to the effective date of the Tax Act so that such awards would be exempt from the Code Section 162(m) deduction limitation. While we designed these plans to operate in this manner, the compensation committee may administer the plans in a manner that does not satisfy such requirements in order to achieve a result that the compensation committee determines to be appropriate, including by revising performance goals and/or adjustment events as needed to ensure our pay practices continue to align with performance. Despite the compensation committee’s efforts to structure performance-based compensation in a manner intended to be exempt from the Code Section 162(m) deduction limit, no assurance can be given that compensation intended to satisfy the requirements for exemption from Code Section 162(m) in fact will.
Despite the changes to Section 162(m) as a result of the Tax Act, consistent with our executive compensation philosophy of linking pay to performance and aligning executive interests with those of our shareholders, we currently expect that we will continue to structure our executive compensation program so that a significant portion of total executive compensation is linked to the performance of our company.
Compensation Committee Report
The compensation committee has reviewed and discussed the foregoing “-Compensation Discussion and Analysis” with our management. Based on this review and these discussions, the compensation committee has recommended to our board of directors that the foregoing “-Compensation Discussion and Analysis” be included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2018 and proxy statement in connection with our 2019 annual general meeting of shareholders.
Compensation Committee
John L. Miclot, Chair
J. Patrick Mackin
Kevin C. O’Boyle
Elizabeth H. Weatherman

Executive Compensation Tables and Narratives
Summary Compensation Information
The table below provides summary information concerning all compensation awarded to, earned by, or paid to the individuals that served as our principal executive officer or principal financial officer during the fiscal year ended December 30, 2018 and other named executive officers for each of the last three fiscal years of which they served as an executive officer.
SUMMARY COMPENSATION TABLE - 2018

Name and principal position	Year	Salary(1) ($)	Bonus(2) ($)	Stock awards(3) ($)	Option awards(4) ($)	Non-equity incentive plan compensation(5) ($)	All other compen-sation(6) ($)	Total ($)
Robert J. Palmisano President and Chief Executive Officer and Executive Director	2018	957,008	—	2,720,153	1,413,445	1,064,909	220,932	6,376,447
	2017	945,792	—	2,592,818	1,346,571	—	261,593	5,146,774
	2016	905,095	—	2,003,654	2,004,824	1,435,928	264,272	6,613,773
Lance A. Berry Executive Vice President, Chief Financial and Operations Officer	2018	463,154	—	664,071	345,061	337,966	16,606	1,826,858
	2017	440,146	—	608,630	316,095	—	16,800	1,381,671
	2016	409,119	—	449,375	449,628	418,650	17,430	1,744,202
Peter S. Cooke(7) President, Emerging Markets, Australia and Japan	2018	407,376	—	256,900	133,492	231,316	1,543,129	2,572,213
	2017	395,200	—	268,793	139,585	—	284,536	1,088,114
	2016	384,000	—	214,970	215,092	289,893	275,834	1,379,789
Andrew C. Morton(8) Senior Vice President and Chief Human Resources Officer	2018	292,308	200,000	445,965	470,431	237,760	243,412	1,889,876
Kevin D. Cordell Executive Vice President, Chief Global Commercial Officer	2018	477,535	—	529,817	275,303	330,556	17,000	1,630,211
	2017	466,371	—	556,978	289,276	84,718	16,800	1,414,143
	2016	429,789	—	432,510	432,765	376,693	16,600	1,688,357
____________________

(1)	Five percent of Mr. Palmisano’s annual base salary was allocated to his service as an executive director and member of our board of directors.

(2)
We generally do not pay any discretionary bonuses or bonuses that are subjectively determined and did not pay any such bonuses to any named executive officers in 2018, other than a sign-on bonus paid to Mr. Morton as part of his offer package. Annual cash incentive bonus payouts based on performance against pre-established performance goals under our performance incentive plan are reported in the “Non-equity incentive plan compensation” column.

(3)
Amounts reported represent the aggregate grant date fair value for RSU and PSU awards for 2018 and 2017 and RSU awards for 2016, in each case computed in accordance with FASB ASC Topic 718. However, Mr. Morton only received RSU awards in 2018. The grant date fair value is determined based on the per share closing sale price of our ordinary shares on the grant date. Amounts reported for each named executive officer and each award for 2018 are set forth in the “Grants of Plan-Based Awards - 2018” table in the “Grant Date Fair Value of Stock and Option Awards” column. Set forth below is the 2018 grant date fair value of PSU awards assuming maximum levels of performance. The maximum value is calculated using the number of shares reflected in the “Maximum” column of the “Estimated Future Payouts Under Equity Incentive Plan Awards” section of the “Grants of Plan-Based Awards - 2018” table and the closing price of our ordinary shares on July 24, 2018, the grant date, of $24.49, as reported by Nasdaq Global Select Market.

Name	Grant Date Fair Value at Maximum Levels of Performance ($)
Mr. Palmisano	2,720,153
Mr. Berry	664,071
Mr. Cooke	256,900
Mr. Morton	—
Mr. Cordell	529,817

(4)
Amounts reported represent the aggregate grant date fair value for option awards granted to each named executive officer computed in accordance with FASB ASC Topic 718. The grant date fair value is determined based on our Black-Scholes option pricing model. The table below sets forth the specific assumptions used in the valuation of each such option award:

Grant date	Grant date fair value per share ($)	Risk free interest rate	Expected life	Expected volatility	Expected dividend yield
07/24/2018	9.49	2.750%	6.66 years	32.40%	—
03/26/2018	7.23	2.625%	6.10 years	32.50%	—
07/25/2017	9.80	1.875%	6.10 years	32.50%	—
07/19/2016	7.40	1.125%	6.08 years	34.00%	—

(5)	Amounts reported represent payouts under our performance incentive plan and for each year reflect the amounts earned for that year but paid during the following year.

(6)	Amounts reported in this column for 2018 are described under “-All Other Compensation for 2018 - Supplemental.”

(7)
A portion of Mr. Cooke’s other compensation was paid in British Pounds (GBP). The foreign currency exchange rate of 1.3362 U.S. dollars for 1 GBP, which reflects an average conversion rate for 2018, was used to calculate this portion of his other compensation for 2018.

(8)
Mr. Morton was appointed our Senior Vice President and Chief Human Resources Officer effective March 26, 2018 and was not a named executive officer in 2017 or 2016; therefore, his information is only provided for 2018.

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
Promotion Offer Letters with Lance A. Berry and Kevin D. Cordell. Effective January 2019, Lance A. Berry was promoted to Executive Vice President, Chief Financial and Operations Officer, and Kevin D. Cordell was promoted to Executive Vice President, Chief Global Commercial Officer. In connection with these promotions, in December 2018, we entered into offer letters with each of these officers pursuant to which we agreed to pay him an annual base salary of $515,000, provide a target annual incentive opportunity equal to 75%, in the case of Mr. Berry, and 70%, in the case of Mr. Cordell, of his annual base salary, and a target long-term incentive opportunity equal to 275%, in the case of Mr. Berry, and 225%, in the case of Mr. Cordell, of his annual base salary.
Agreements with Peter S. Cooke. In the beginning of 2016, as part of our legacy Tornier merger integration efforts, we asked Peter S. Cooke, our then President, International to relocate his family to the United Kingdom. Despite his initial hesitation to do so, Mr. Cooke agreed. To incentivize him to relocate, we entered into a retention letter agreement with him under which we agreed to provide him certain expat relocation and temporary assignment benefits customarily provided to executives in such situations. We also agreed to pay him a $1.2 million retention payment on the second anniversary of his relocation, subject to his continuing employment through such date and other specified terms and conditions. This retention payment was made in June 2018 and was paid in lieu of any future change in control or severance payment Mr. Cooke otherwise would be entitled to receive under his separation pay agreement. In May 2018, we entered into a letter agreement with Mr. Cooke extending his expat relocation and temporary assignment benefits through December 31, 2018, which are described in more detail under “-All Other Compensation for 2018-Supplemental.” Effective January 2019, Mr. Cooke assumed the position of President, Emerging Markets, Australia and Japan, and in connection therewith, we entered into an offer letter with him pursuant to which we agreed to keep his base salary the same for two years and his target annual incentive opportunity and target long-term incentive opportunity the same for 2019. We also agreed to provide him standard benefits for executives of our Australian subsidiary, including an AUD $20,000 car allowance.
Offer Letter with Andrew C. Morton. In January 2018, we entered into an offer letter with Mr. Morton pursuant to which we agreed to provide him certain benefits to encourage him to accept an offer of employment with us, including a $200,000 sign-on bonus, full-year (as opposed to prorated) annual incentive bonus for 2018, if earned, a $30,000 housing and travel allowance, and relocation benefits. The sign-on bonus and relocation benefits must be paid back by Mr. Morton if he voluntarily terminates his employment with Wright prior to the one-year anniversary of his hire date and 50% of the sign-on bonus must be paid if he voluntarily terminates his employment within years one and two of his hire date.
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

All Other Compensation for 2018 - Supplemental. The table below provides information concerning amounts reported in the “All other compensation” column of the Summary Compensation Table for 2018 with respect to each named executive officer. Additional detail on these amounts are provided below the table.

Name	Retirement benefits $	Retention Payment $	Housing/car allowance $	Commu-ting expenses $	Relocation benefits $	Financial and tax planning $	Insurance premium $	Gross-up payments $	Office allowance $	COLA $	Total other compen-sation $
Mr. Palmisano	11,000	—	90,000	34,908	—	5,000	10,800	69,224	—	—	220,932
Mr. Berry	10,606	—	—	—	—	6,000	—	—	—	—	16,606
Mr. Cooke	—	1,226,112	259,759	—	—	—	—	—	36,000	21,258	1,543,129
Mr. Morton	10,462	—	—	—	153,205	—	—	79,745	—	—	243,412
Mr. Cordell	11,000	—	—	—	—	6,000	—	—	—	—	17,000
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
Relocation, Assignment and Expat Benefits. We provide our executive officers with customary relocation assistance benefits if they relocate at our request. For international assignments, we also provide customary assignment and expat benefits that are consistent with local policies and practices. Tax protection may be provided in these situations to avoid an executive being penalized from a tax perspective for a relocation or expat service on behalf of our company. During 2018, Mr. Morton received relocation benefits, including gross-up payments. In addition, as described above, during 2016, we asked Mr. Cooke, President, International, to relocate his family to the United Kingdom. To compensate and incentivize Mr. Cooke to relocate, we agreed to provide him standard and customary relocation, temporary assignment and expat benefits. These include cost-of-living adjustments, medical coverage, housing allowance, educational tuition fees and related transportation costs, car lease, reimbursement of certain relocation expenses and tax and tax equalization benefits. Also as previously mentioned, in 2018, we paid Mr. Cooke a $1.2 million retention payment pursuant to the terms of his June 2016 letter agreement, which amount is reflected in the “All other compensation” column of the Summary Compensation Table for 2018.
Perquisites and Other Benefits. We provide our executive officers with modest perquisites to attract and retain them. The perquisites provided to our named executive officers during 2018 included $1,000 for certain personal insurance premiums and up to $5,000 reimbursement for financial and tax planning and tax preparation. In addition, we are required to provide our CEO additional perquisites under the terms of his employment agreement, which we agreed upon at the time of his initial hiring by legacy Wright to attract him to our company. These additional perquisites include additional reimbursement for financial and tax planning and tax preparation, a monthly allowance of $7,500 for housing and automobile expenses, reimbursement for reasonable travel expenses between Memphis, Tennessee and his residences, and an annual physical examination. To the extent that the reimbursements for his housing and automobile expenses and travel expenses between Memphis, Tennessee and his residences are not deductible by Mr. Palmisano for income tax purposes, such amounts are “grossed-up” for income tax purposes so that the reimbursed items will be received net of any deduction for income and payroll taxes. We agreed to this gross-up provision at the time of his initial hiring by legacy Wright to attract him to our company and ease the financial burden on him to travel between Memphis, Tennessee and his residences.
To encourage Mr. Morton to accept an offer of employment with us, we agreed in his offer letter to provide him a $200,000 sign-on bonus, full-year (as opposed to prorated) annual incentive bonus for 2018, if earned, a $30,000 housing and travel allowance, and relocation benefits. The sign-on bonus and relocation benefits must be paid back by Mr. Morton if he voluntarily terminates his employment with Wright prior to the one-year anniversary of his hire date and 50% of the sign-on bonus must be paid if he voluntarily terminates his employment within years one and two of his hire date.

Grants of Plan-Based Awards
The table below provides information concerning grants of plan-based awards to each of our named executive officers during the fiscal year ended December 30, 2018. Non-equity incentive plan awards were granted to our named executive officers under our performance incentive plan, the material terms of which are described under “-Compensation Discussion and Analysis.” Stock awards (in the form of RSU awards and PSU awards) and option awards were granted under the Wright Medical Group N.V. 2017 Equity and Incentive Plan (2017 plan). The material terms of these awards and the material plan provisions relevant to these awards are described under “-Compensation Discussion and Analysis,” or in the notes to the table below or the narrative following the table below.
GRANTS OF PLAN-BASED AWARDS - 2018

		Board approval date	Estimated future payouts under non-equity incentive plan awards(1)			Estimated future payouts under non-equity incentive plan awards(4)			All other stock awards: number of shares of stock or units(5) (#)	All other option awards: number of securities underlying options(6) (#)	Exercise or base price of option awards ($/Sh)	Grant date fair value stock and option awards(7)(8) ($)
Name	Grant date		Thres-hold(2) ($)	Target ($)	Maxi-mum(3) ($)	Thres-hold (#)	Target (#)	Maxi-mum (#)
Robert J. Palmisano
Cash incentive award	N/A	2/14/18	479,257	958,514	1,917,028	—	—	—	—	—	—	—
RSU award	7/24/18	7/24/18	—	—	—				55,536	—	—	1,360,077
PSU award	7/24/18	7/24/18	—	—	—	27,768	55,536	111,072	—	—	—	1,360,077
Stock option	7/24/18	7/24/18	—	—	—	—	—	—	—	149,008	24.49	1,413,445
Lance A. Berry
Cash incentive award	N/A	2/14/18	152,100	304,200	608,400	—	—	—	—	—	—	—
RSU award	7/24/18	7/24/18	—	—	—	—	—	—	13,558	—	—	332,035
PSU award	7/24/18	7/24/18	—	—	—	6,779	13,558	27,116	—	—	—	332,035
Stock option	7/24/18	7/24/18	—	—	—	—	—	—	—	36,377	24.49	345,061
Peter S. Cooke
Cash incentive award	N/A	2/14/18	112,029	224,057	448,114	—	—	—	—	—	—	—
RSU award	7/24/18	7/24/18	—	—	—	—	—	—	5,245	—	—	128,450
PSU award	7/24/18	7/24/18	—	—	—	2,623	5,245	10,490	—	—	—	128,450
Stock option	7/24/18	7/24/18	—	—	—	—	—	—	—	14,073	24.49	133,492
Andrew C. Morton
Cash incentive award	N/A	2/14/18	100,000	200,000	400,000	—	—	—	—	—	—	—
RSU award	3/26/18	2/14/18	—	—	—	—	—	—	22,707	—	—	445,965
Stock option	3/26/18	2/14/18	—	—	—	—	—	—	—	65,062	19.64	470,431
Kevin D. Cordell
Cash incentive award	N/A	2/14/18	144,020	288,041	576,082	—	—	—	—	—	—	—
RSU award	7/24/18	7/24/18	—	—	—	—	—	—	10,817	—	—	264,908
PSU award	7/24/18	7/24/18	—	—	—	5,409	10,817	21,634	—	—	—	264,908
Stock option	7/24/18	7/24/18	—	—	—	—	—	—	—	29,023	24.49	275,303
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

(4)
Amounts reported represent PSU awards granted under our 2017 plan. The PSU awards have a three-year performance period from July 2, 2018 to June 25, 2021. Information regarding the PSU awards is set forth within the “Compensation Discussion and Analysis” under “Long-Term Incentives-PSU Awards”.

(5)
Amounts reported represent RSU awards granted under our 2017 plan. The RSU awards vest and become issuable over time, with the last tranche becoming issuable on August 15, 2022, in each case, so long as the individual remains an employee or consultant of our company.

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

(8)
Amounts reported represent the grant date fair value of PSU awards, assuming target performance, based on the closing price of our ordinary shares, as reported by the Nasdaq Global Select Market, on July 24, 2018, the date of grant, of $24.49. These amounts are reflected in the “Stock Awards” column of the Summary Compensation Table.

Wright Medical Group N.V. Performance Incentive Plan. Under the terms of the Wright Medical Group N.V. Performance Incentive Plan, our named executive officers, as well as other employees, may earn cash incentive bonuses based on our financial performance for 2018. The material terms of the plan are described in detail under “-Compensation Discussion and Analysis-Short-Term Cash Incentive Compensation.”
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
The 2017 plan reserves for issuance a number of ordinary shares equal to the sum of (i) 5,000,000 shares, (ii) the number of ordinary shares available for grant under the Wright Medical Group N.V. Amended and Restated 2010 Incentive Plan as of June 23, 2017 (not including issued or outstanding shares granted pursuant to options under such plan as of such date) which was 1,329,648, and (iii) the number of ordinary shares forfeited upon the expiration, cancellation, forfeiture, cash settlement, or other termination following June 23, 2017 under our 2010 plan which was 6,405,992. As of December 30, 2018, 2,297,162 ordinary shares remained available for future grant of equity awards under the 2017 plan, assuming maximum PSU payouts.
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
Outstanding Equity Awards at Fiscal Year-End
The table below provides information regarding unexercised options awards, unvested RSU awards and unvested PSU awards for each of our named executive officers that remained outstanding at our fiscal year-end, December 30, 2018.
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END - 2018

	Option awards				Stock awards
Name	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised option unexercisable(1) (#)	Option exercise price ($)	Option expiration date(2)	Number of shares or units of stock that have not vested(3) (#)	Market value of shares or units that have not vested(4) ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested(5) (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested(6) ($)
Robert J. Palmisano
Stock options	628,849	—	15.55	09/17/2021
	4,112	—	17.70	04/16/2022
	145,500	—	20.75	05/09/2022
	9,771	—	22.55	04/17/2023
	144,625	—	23.93	05/14/2023
	7,939	—	30.14	04/01/2024
	129,462	—	29.06	05/13/2024
	662,834	175,349	20.62	10/13/2025
	163,621	107,455	21.24	07/19/2026
	48,630	88,743	27.86	07/25/2027
	—	149,008	24.49	07/24/2028
RSU awards					210,020	5,567,630
PSU awards							148,602	3,939,439

	Option awards				Stock awards
Name	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised option unexercisable(1) (#)	Option exercise price ($)	Option expiration date(2)	Number of shares or units of stock that have not vested(3) (#)	Market value of shares or units that have not vested(4) ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested(5) (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested(6) ($)
Lance A. Berry
Stock options	6,575	—	15.01	05/13/2019
	9,635	—	17.82	05/13/2020
	12,528	—	15.04	05/11/2021
	1,924	—	17.7	04/16/2022
	19,557	—	20.75	05/09/2022
	30,602	—	23.93	05/14/2023
	18,262	—	29.06	05/13/2024
	92,917	24,582	20.62	10/13/2025
	36,695	24,100	21.24	07/19/2026
	11,415	20,832	27.86	07/25/2027
	—	36,377	24.49	07/24/2028
RSU awards					42,482	1,126,198
PSU awards							35,404	938,560

Peter S. Cooke
Stock options	18,709	—	29.06	05/13/2024
	4,048	13,572	20.62	10/13/2025
	2,420	11,529	21.24	07/19/2026
	5,040	9,200	27.86	07/25/2027
	—	14,073	24.49	07/24/2028
RSU awards					19,529	517,714
PSU awards							14,893	394,813

Andrew C. Morton
Stock options	—	65,062	19.64	03/26/2028
RSU awards					22,707	601,963

Kevin D. Cordell
Stock options	34,626	—	30.08	09/26/2024
	53,095	14,047	20.62	10/13/2025
	35,319	23,196	21.24	07/19/2026
	10,446	19,065	27.86	07/25/2027
	—	29,023	24.49	07/24/2028
RSU awards					34,298	909,240
PSU awards							30,809	816,747
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

(2)	All option awards have a 10-year term, but may terminate earlier if the recipient’s employment or service relationship with our company terminates.

(3)	The release dates and release amounts for the unvested RSU awards are as follows:

Name	05/15/2019	06/01/2019	08/15/2019	05/15/2020	06/01/2020	08/15/2020	05/15/2021	08/15/2021	05/15/2022	08/15/2022
Mr. Palmisano	—	96,000	25,517	—	23,584	25,517	—	25,518	—	13,884
Mr. Berry	—	15,441	6,120	—	5,290	6,121	—	6,120	—	3,390
Mr. Cooke	—	8,135	2,517	—	2,531	2,517	—	2,517	—	1,312
Mr. Morton	5,676	—	—	5,677	—	—	5,677	—	5,677
Mr. Cordell	—	10,893	5,203	—	5,091	5,203	—	5,203	—	2,705
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

(4)
The market value of RSU awards that had not vested as of December 30, 2018 is based on the closing sale price of our ordinary shares, as reported by the Nasdaq Global Select Market, on the last trading day of our fiscal year, December 28, 2018 ($26.51).

(5)
Amounts reported represent the number of PSU awards that were in progress based on actual levels of performance.  The 2017 PSU awards will vest based on the achievement of the performance goal established for the June 26, 2017 to June 28, 2020 performance period and the 2018 PSU awards will vest based on the achievement of the performance goal established for the July 2, 2018 to June 25, 2021 performance period.  For information regarding the treatment of such awards upon a change in control of our company, see the discussion under “-Potential Payments Upon a Termination or Change in Control.”

(6)
Amounts reported represent the value of PSU awards that were in progress based on the closing sale price of our ordinary shares, as reported by the Nasdaq Global Select Market, on the last trading day of our fiscal year, December 28, 2018 ($26.51).

Options Exercised and Stock Vested During Fiscal Year
The table below provides information regarding option awards that were exercised and stock awards that vested for each of our named executive officers during the fiscal year ended December 30, 2018.

	Option awards(1)		Stock awards(2)
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting (#)	Value realized on vesting ($)
Robert J. Palmisano
Stock options	—	—
Restricted stock units			107,632	2,707,229
Lance A. Berry
Stock options	—	—
Restricted stock units			18,170	458,885
Peter S. Cooke
Stock options	24,799	195,778
Restricted stock units			9,341	235,428
Andrew C. Morton
Stock options	—	—
Restricted stock units			—	—
Kevin D. Cordell
Stock options	—	—
Restricted stock units			13,390	339,350
____________________

(1)
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

Potential Payments Upon a Termination or Change in Control
Employment Agreement with Robert J. Palmisano. Effective October 1, 2015, Wright Medical Group, Inc., one of our subsidiaries, entered into an employment agreement with Robert J. Palmisano, our President and Chief Executive Officer. Under the terms of our employment agreement with Mr. Palmisano, in the event of a termination of his employment, the post-employment pay and benefits, if any, to be received by him will vary according to the basis for his termination. We have guaranteed the obligations under the employment agreement since our subsidiary, Wright Medical Group, Inc., is party to the agreement. The employment agreement will continue until December 31, 2020, subject to earlier termination under certain circumstances, and on October 1, 2019, will automatically renew for additional one-year periods unless we or Mr. Palmisano provides notice of non-extension of the agreement.
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
Severance Pay Agreements with Other Named Executive Officers. Our subsidiary, Wright Medical Group, Inc., has entered into separation pay agreements with our named executive officers, other than Mr. Palmisano. We have guaranteed the obligations under these separation pay agreements. The separation pay agreements will continue until October 1, 2020 and, on October 1, 2019, will automatically renew for additional one-year periods unless we or the executive provides notice of termination of the agreement.
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
Retention Agreement with Mr. Cooke. As described earlier, in the beginning of 2016, as part of our merger integration efforts, we asked Mr. Cooke, our President, International to relocate his family to the United Kingdom. Despite his initial hesitation to do so, Mr. Cooke agreed. To incentivize him to relocate, we entered into a retention letter agreement with him under which we agreed to provide him certain expat relocation and temporary assignment benefits customarily provided to executives in such situations. We also agreed to pay him a $1.2 million retention payment on the second anniversary of his relocation, subject to his continuing employment through such date and other specified terms and conditions. This retention payment was made in June 2018 and is in lieu of any future change in control or severance payment Mr. Cooke otherwise would be entitled to receive under his separation pay agreement.
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
Potential Payments to Named Executive Officers. The table below reflects the amount of compensation and benefits payable to each named executive officer, in the event of (i) any voluntary resignation or termination or termination for cause; (ii) an involuntary termination without cause; (iii) an involuntary termination without cause or a resignation for good reason within 12 months (24 months in the case of Mr. Palmisano and two years in the case of equity awards acceleration) following a change in control, or a qualifying change in control termination; (iv) termination by reason of an executive’s death or disability; and (v) a change in control. The amounts reported in the table assume that the applicable triggering event occurred on December 30, 2018, and, therefore, are estimates of the amounts that would be paid to the named executive officers upon the occurrence of such triggering event.

Name	Type of payment(1)	Voluntary/ for cause termination ($)	Involuntary termination without cause ($)	Qualifying change in control termination ($)	Death/ disability ($)	Change in control ($)
Robert J. Palmisano	Cash severance	—	4,792,570	5,751,084	—	—
	Benefit continuation	—	19,920	19,920	—	—
	Annual bonus(2)	—	958,514	958,514	958,514	—
	Outplacement benefits	—	30,000	30,000	—	—
	Other termination benefits(3)	—	6,000	6,000	—	—
	Option award acceleration(4)	—	—	1,900,090	—	1,900,090
	RSU award acceleration(5)	—	—	5,567,630	—	5,567,630
	PSU award acceleration(6)	—	—	2,705,849	—	2,705,849
	Total	—	5,807,004	16,939,087	958,514	10,173,569

Lance A. Berry	Cash severance	—	772,200	1,544,400	—	—
	Benefit continuation	—	19,920	29,880	—	—
	Annual bonus(2)	—	304,200	304,200	304,200	—
	Outplacement benefits	—	30,000	60,000	—	—
	Other termination benefits(3)	—	6,000	12,000	—	—
	Option award acceleration(4)	—	—	345,277	—	345,277
	RSU award acceleration(5)	—	—	1,126,198	—	1,126,198
	PSU award acceleration(6)	—	—	648,991	—	648,991
	Total	—	1,132,320	4,070,946	304,200	2,120,466

Peter S. Cooke	Cash severance(7)	—	—	—	—	—
	Benefit continuation	—	19,920	29,880	—	—
	Annual bonus(2)	—	224,057	224,057	224,057	—
	Outplacement benefits	—	30,000	60,000	—	—
	Other termination benefits(3)	—	6,000	12,000	—	—
	Option award acceleration(4)	—	—	169,124	—	169,124
	RSU award acceleration(5)	—	—	517,714	—	517,714
	PSU award acceleration(6)	—	—	266,929	—	266,929
	Total	—	279,977	1,279,704	224,057	953,767

Andrew C. Morton(8)	Cash severance	—	600,000	1,200,000	—	—
	Benefit continuation	—	19,920	29,880	—	—
	Annual bonus(2)	—	200,000	200,000	200,000	—
	Outplacement benefits	—	30,000	60,000	—	—
	Other termination benefits(3)	—	6,000	12,000	—	—
	Option award acceleration(4)	—	—	446,976	—	446,976
	RSU award acceleration(5)	—	—	601,963	—	601,963
	Total	—	855,920	2,550,819	200,000	1,048,939

Name	Type of payment(1)	Voluntary/ for cause termination ($)	Involuntary termination without cause ($)	Qualifying change in control termination ($)	Death/ disability ($)	Change in control ($)
Kevin D. Cordell	Cash severance	—	768,110	1,536,221	—	—
	Benefit continuation	—	19,920	29,880	—	—
	Annual bonus(2)	—	288,041	288,041	288,041	—
	Outplacement benefits	—	30,000	60,000	—	—
	Other termination benefits(3)	—	6,000	12,000	—	—
	Option award acceleration(4)	—	—	263,606	—	263,606
	RSU award acceleration(5)	—	—	909,240	—	909,240
	PSU award acceleration(6)	—	—	551,753	—	551,753
	Total	—	1,112,071	3,650,741	288,041	1,724,599
____________________

(1)	The benefit amounts set forth in the table do not reflect any reduction that may be necessary to prevent the payment from being subject to an excise tax under Code Section 280G, if applicable.

(2)	Assumes payment equal to full target annual bonus for the year in which the termination date occurs.

(3)	Reflects the cost of financial planning services and continued executive insurance. Reimbursement of reasonable attorneys’ fees and expenses is not included as the amount is not estimable.

(4)
Based on the difference between: (i) the per share market price of the ordinary shares underlying the unvested stock options held by such executive as of December 28, 2018, the last trading day of fiscal 2018, based upon the closing sale price of our ordinary shares, as reported by the Nasdaq Global Select Market, on the last trading day of our fiscal year, December 28, 2018 ($26.51), and (ii) the per share exercise price of the options held by such executive. The per share exercise price of all unvested stock options held by our named executive officers included in the table as of December 30, 2018 range from $19.64 to $27.86. The “Change in Control” scenario assumes that options granted under the 2017 plan are not continued, assumed or substituted with equivalent awards in connection with the change in control.

(5)
Based on: (i) the number of unvested RSU awards held by such executive as of December 30, 2018, multiplied by (ii) the per share market price of our ordinary shares as of December 28, 2018, the last trading day of fiscal 2018, based upon the closing sale price of our ordinary shares, as reported by the Nasdaq Global Select Market, on the last trading day of our fiscal year, December 28, 2018 ($26.51). The “Change in Control” scenario assumes that RSU awards granted under the 2017 plan are not continued, assumed or substituted with equivalent awards in connection with the change in control.

(6)
Amounts reported represent the value of the immediate payout of the target number of ordinary shares that the named executive officer would have been entitled to receive as payout for PSU awards. The value is based on: (a) the number of outstanding PSU awards at target, multiplied by (b) the closing sale price of our ordinary shares, as reported by the Nasdaq Global Select Market, on the last trading day of our fiscal year, December 28, 2018 ($26.51). The “Change in Control” scenario assumes that PSU awards granted under the 2017 plan are not continued, assumed or substituted with equivalent awards in connection with the change in control and are paid out, assuming target performance.

(7)
In June 2018 as part of Mr. Cooke’s letter agreement, we paid Mr. Cooke a retention payment in lieu of any future change in control or severance payment Mr. Cooke otherwise would be entitled to receive under his separation pay agreement.

(8)
Mr. Morton’s sign-on bonus and relocation benefits must be paid back by Mr. Morton if he voluntarily terminates his employment with Wright prior to the one-year anniversary of his hire date and 50% of the sign-on bonus must be paid if he voluntarily terminates his employment within years one and two of his hire date

CEO Pay Ratio Disclosure
Under Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(u) of SEC Regulation S-K, we are required to provide the ratio of the annual total compensation of Robert J. Palmisano, our CEO, to the median of the annual total compensation of all employees of our company (other than the CEO).
For fiscal 2018:

•	the annual total compensation of our CEO was $6,376,447;

•	the annual total compensation of the employee identified at median of our company (excluding our CEO) was $72,926; and

•
based on this information, the ratio of the annual total compensation of our CEO to the annual total compensation of our median employee (identified in accordance with SEC rules and as described in greater detail below) was estimated to be 87:1.

This ratio is a reasonable estimate calculated in a manner consistent with SEC rules based on our payroll and employment records and the methodology described below. The SEC rules for identifying the “median employee” and calculating the pay ratio based on that employee's annual total compensation allow companies to adopt a variety of methodologies, apply certain exclusions, and make reasonable estimates and assumptions that reflect their compensation practices. Accordingly, the pay ratio reported by other companies may not be comparable to the pay ratio reported by us, as other companies may have different employment and compensation practices and may use different methodologies, exclusions, estimates and assumptions in calculating their pay ratios.
To identify our median employee and to calculate the annual total compensation of our median employee and that of our CEO, we used the following methodology, assumptions and estimates:

•
Selection of Determination Date and Employee Population. We determined that, as of October 15, 2018, our worldwide employee population, excluding our CEO, consisted of 2,874 total employees, of which 1,779 employees were employed in the United States and 1,095 employees were employed in non-U.S. jurisdictions. In determining this population, we considered the employees of our subsidiaries and all of our worldwide employees other than our CEO, whether employed on a full-time, part-time, temporary or seasonal basis. We did not include any contractors or other non-employee workers in our employee population. As permitted under SEC rules, we selected October 15, 2018, which is within the last three months of the end of our fiscal year 2018, as the date we would use to identify our employee population and “median employee” to allow sufficient time to identify the median employee given the global scope of our operations.

•
Identification of Median Employee. To identify the “median employee” from our employee population, we selected target annual total cash compensation, including annual base salary or hourly wages, target annual bonus, target commissions, and comparable cash elements of compensation in non-U.S. jurisdictions, for fiscal year 2018, as the most appropriate measure of compensation. To make them comparable, base salaries and wages for newly hired permanent employees who had worked less than a year were annualized. As part of this analysis, we converted target annual total cash compensation of our non-U.S. employees from local currency to U.S. dollars using average foreign currency exchange rates from January 1, 2018 to October 15, 2018.

Calculation of Annual Total Compensation. We then calculated annual total compensation for this median employee and our CEO using the same methodology we use for our named executive officers as set forth in our Summary Compensation Table included under “-Executive Compensation Tables and Narratives-Summary Compensation Information.”
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

•
performance-based, or at risk, compensation awarded to our employees, which for our higher-level employees constitutes the largest part of their total compensation, is appropriately balanced between annual and long-term performance and cash and equity compensation, utilizes several different performance measures and goals that are drivers of long-term success for our company and shareholders, and has appropriate maximums; and

•
a significant portion of performance-based compensation is in the form of long-term equity incentives which do not encourage unnecessary or excessive risk because they generally vest over a three to four-year period of time thereby focusing our employees on our long-term interests.

As a matter of best practice, we will continue to monitor our compensation policies, practices, and programs to ensure that they continue to align the interest of our employees, including in particular our executive officers, with those of our long-term shareholders while avoiding unnecessary or excessive risk.
Compensation Committee Interlocks and Insider Participation
John L. Miclot, J. Patrick Mackin and Amy S. Paul currently serve as members of the compensation committee of our board of directors. During 2018, John L. Miclot, J. Patrick Mackin, Kevin C. O’Boyle and Elizabeth H. Weatherman served as members of the compensation committee. No member of the compensation committee is or was an officer or employee of ours or any of our subsidiaries while serving on the compensation committee. In addition, no executive officer of ours currently serves or served during 2018 as a director or a member of the compensation committee of any entity that has or had an executive officer serving as our director or a member of the compensation committee.

Director Compensation
Overview
Under the terms of our shareholder-approved board of directors compensation policy, the compensation packages for our non-executive directors are determined by our non-executive directors, based upon a recommendation by the compensation committee. Such compensation is determined by our non-executive directors pursuant to the terms of our articles of association, which provide that if all directors have a conflict of interest in the matter to be acted upon, the matter shall be approved by our non-executive directors. In determining non-executive director compensation, we target compensation in the market median range of our peer companies; although, we may deviate from the median if we determine necessary or appropriate on a case-by-case basis.
Under the terms of our non-executive director compensation program, compensation for our non-executive directors is comprised of both cash compensation and equity-based compensation. Cash compensation is in the form of annual retainers for non-executive directors, chairman, committee chairs, and committee members. Equity-based compensation is in the form of annual stock option and RSU award grants. Each of these components is described in more detail below. We do not provide perquisites and other personal benefits to our non-executive directors.
Recent Changes
In 2018, the compensation committee engaged Mercer to review our non-executive director compensation program. In so doing, Mercer analyzed the outside director compensation levels and practices of our peer companies. Mercer used the same peer group as was approved by the compensation committee and used to gather compensation information for our executive officers. Based on Mercer’s recommendations, the compensation committee recommended and our board of directors approved certain changes to our non-executive director compensation program, effective January 1, 2019. These changes include:

•	$2,000 increase in the premium for the chair of our compensation committee;

•	$1,000 increase in the premium for our compensation committee members (including our chair);

•	$15,000 increase in the annual equity-based compensation award; and

•	reduction in the vesting period of annual stock options from two years to one year.
Our non-executive director compensation program is consistent with our shareholder-approved board of directors compensation policy.
Cash Compensation
The table below sets forth the annual cash retainers paid to each non-executive director and the additional annual cash retainers paid to the chairman and each board committee chair and board committee member during 2018 and to be paid during 2019:

	Annual cash retainer
Description	2018 ($)	2019 ($)
Non-executive director	60,000	60,000
Chairman premium	75,000	75,000
Audit committee chair premium	20,000	20,000
Compensation committee chair premium	13,000	15,000
Nominating, corporate governance and compliance committee chair premium	10,000	10,000
Strategic transactions committee chair premium	10,000	10,000
Audit committee member (including chair)	15,000	15,000
Compensation committee member (including chair)	7,000	8,000
Nominating, corporate governance and compliance committee member (including chair)	7,000	7,000
Strategic transactions committee member (including chair)	5,000	5,000
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
Equity-Based Compensation
The equity-based component of our non-executive director compensation consists of annual stock option and RSU awards granted under our 2017 equity plan. During 2018, each non-executive director received $195,000 in equity grants, one-half of which was paid in stock options and the remaining one-half paid in RSU awards. The number of ordinary shares underlying the awards was determined based on the 10‑trading day average closing sale price of an ordinary share, as reported by the Nasdaq Global Select Market, and as determined on the third trading day prior to the date of anticipated corporate approval of the award. These grants were effective as of the same date as annual employee equity grants.
The stock options have a term of 10 years, a per share exercise price equal to 100% of the fair market value of an ordinary share on the grant date and vest in annual installments over a two-year period so long as the director is still a director as of such date. The RSU awards vest in full on the one-year anniversary of the grant date so long as the director is still a director as of such date. In 2019, our non-executive directors will receive $210,000 in annual equity awards and the stock options will vest in full on the one-year anniversary of the grant date.
Election to Receive Equity-Based Compensation in Lieu of Cash Compensation
Our non-executive director compensation policy allows our non-executive directors to elect to receive an RSU award in lieu of 100% of their annual cash retainers payable for services to be rendered as a non-executive director, chairman and chair or member of any board committee. Each non-executive director who elects to receive an RSU award in lieu of such director’s annual cash retainers is granted an RSU award under our 2017 equity plan for that number of ordinary shares as determined by dividing the aggregate dollar amount of all annual cash retainers anticipated to payable to such director for the period commencing on July 1 of each year to June 30 of the following year by the 10-trading day average closing sale price of our ordinary shares as reported by the Nasdaq Global Select Market and as determined on the third trading day prior to the date of anticipated corporate approval of the award. These RSU awards are typically granted effective as of the same date that other director equity grants are made and vest in four equal installments on the following September 30th, December 31st, March 31st and June 30th.
If a non-executive director who elected to receive an RSU award in lieu of such director’s annual cash retainers is no longer a director before such director’s interest in all of the ordinary shares underlying RSU award have vested and become issuable, then, subject to certain exceptions, the director will forfeit his or her rights to receive all of the shares underling such RSU award that have not vested and been issued as of the date the director’s status as a director so terminates. In such case, the non-executive director will receive in cash a pro rata portion of his or her annual cash retainers for the quarter in which the director’s status as a director terminates.
If a non-executive director who elected to receive an RSU award in lieu of such director’s annual cash retainers becomes entitled to receive an increased or additional annual cash retainer during the period from July 1 to June 30 of the next year, such director will receive such increased or additional annual cash retainer in cash until July 1 of the next year when the director may elect (on or prior to June 30 of the next year) to receive an RSU award in lieu of such director’s annual cash retainers.
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
Summary of Cash and Other Director Compensation
The table below summarizes the compensation received by each individual who served as a non-executive director of our company during the fiscal year ended December 30, 2018. While Mr. Palmisano did not receive additional compensation for his service as executive director, a portion of his compensation was allocated to his service as executive director. For more information regarding the allocation of Mr. Palmisano’s compensation, please refer to note (1) to the Summary Compensation Table under “-Executive Compensation Tables and Narratives-Summary Compensation.”
DIRECTOR COMPENSATION-2018

Name	Fees earned or paid in cash(1) ($)	Stock awards(2)(3) ($)	Option awards(4)(5) ($)	All other compensation(6)(7) ($)	Total ($)
Gary D. Blackford	82,000	93,160	94,017	4,000	273,177
J. Patrick Mackin	33,500	93,160	94,017	—	220,677
John L. Miclot	80,000	93,160	94,017	2,000	269,177
Kevin C. O’Boyle	82,000	93,160	94,017	4,000	273,177
Amy S. Paul	77,000	128,228	94,017	4,000	303,245

Name	Fees earned or paid in cash(1) ($)	Stock awards(2)(3) ($)	Option awards(4)(5) ($)	All other compensation(6)(7) ($)	Total ($)
David D. Stevens	147,000	93,160	94,017	4,000	338,177
Richard F. Wallman	100,000	138,720	94,017	4,000	336,737
Elizabeth H. Weatherman	89,000	133,689	94,017	4,000	320,706
____________________

(1)
Unless a director otherwise elects to convert all of his or her annual retainers into RSU awards, annual retainers are paid in cash on a quarterly basis in arrears within 30 days of the end of each calendar quarter. Three of our non-executive directors elected to convert their annual retainers covering the period of service from July 1, 2018 to June 30, 2019 into RSU awards and accordingly, were granted an RSU award on July 24, 2018 under our 2017 equity plan for that number of ordinary shares as determined based on the following formula: (a) the aggregate dollar amount of all annual cash retainers that otherwise would have been payable to the director for services to be rendered as a non-executive director, chairman and chair or member of any board committee (based on such director’s board committee memberships and chair positions as of the grant date), divided by (b) the 10‑trading day average closing sale price of an ordinary share, as reported by the Nasdaq Global Select Market, and as determined on the third trading day prior to the date of anticipated corporate approval of the award. The RSU award vests and the underlying shares become issuable in four as nearly equal as possible quarterly installments, on September 30, December 31, March 31 and June 30, in each case so long as the director is a director of our company as of such date.

The table below sets forth: (a) the number of RSU awards granted to the director on July 24, 2018; (b) the total amount of annual retainers converted by such director into RSU awards; (c) of such total amount of annual retainers converted into RSU awards, the amount attributed to the director’s service during 2018, which amount is included in the “Fees earned or paid in cash” column for each director; (d) the grant date fair value of the stock awards computed in accordance with FASB ASC Topic 718; and (e) the incremental grant date fair value for the stock awards above and beyond the amount of annual retainers for 2018 service converted into RSU awards computed in accordance with FASB ASC Topic 718.

Name	Total amount of retainers converted into RSU awards ($)	Number of RSU awards (#)	Amount of retainer converted into RSU awards attributable to 2018 service ($)	Grant date fair value of RSU awards ($)	Incremental grant date fair value of RSU awards received during 2018 ($)
Ms. Paul	77,000	3,004	38,500	73,568	35,068
Mr. Wallman	100,000	3,902	50,000	95,560	45,560
Ms. Weatherman	89,000	3,472	44,500	85,029	40,529

(2)
On July 24, 2018, each non-executive director received an RSU award for 3,804 ordinary shares granted under the 2017 equity plan. The RSU awards vest and the underlying shares become issuable on the one-year anniversary of the grant date, so long as the director is a director of our company as of such date. In addition, as described above in note (1), each of Ms. Paul, Mr. Wallman and Ms. Weatherman elected to convert his or her annual retainers covering the period of service from July 1, 2018 to June 30, 2019 into RSU awards under our 2017 equity plan. The amount reported in the “Stock awards” column represents the aggregate grant date fair value for the July 24, 2018 RSU awards granted to each director in 2018 and for each of Ms. Paul, Mr. Wallman and Ms. Weatherman, the incremental grant date fair value for the additional RSU awards granted to him or her as described above in note (1), in each case as computed in accordance with FASB ASC Topic 718. The grant date fair value for RSU awards is determined based on the closing sale price of our ordinary shares on the grant date.

(3)
As of December 30, 2018, each non-executive director held the following number of unvested stock awards (all of which are in the form of RSU awards): Mr. Blackford (3,804); Mr. Mackin (3,804); Mr. Miclot (3,804); Mr. O’Boyle (3,804); Ms. Paul (6,057); Mr. Stevens (3,804); Mr. Wallman (6,731); and Ms. Weatherman (6,408).

(4)
On July 24, 2018, each non-executive director received a stock option to purchase 9,907 ordinary shares at an exercise price of $24.49 per share granted under the 2017 equity plan. Such option expires on July 24, 2028 and vests with respect to one-half of the underlying ordinary shares on each of July 24, 2019 and July 24, 2020, so long as the individual remains a director of our company as of such date. Amounts reported in the “Option awards” column represent the aggregate grant date fair value for option awards granted to each director in 2018 computed in accordance with FASB ASC Topic 718. The grant date fair value is determined based on our Black-Scholes option pricing model. The grant date fair value per share for the options granted on July 24, 2018 was $9.49 and was determined using the following specific assumptions: risk free interest rate: 2.75%; expected life: 6.66 years; expected volatility: 32.4%; and expected dividend yield: 0.

(5)
The table below provides information regarding the aggregate number of options to purchase ordinary shares outstanding at December 30, 2018 and held by each of the non-executive directors named in the above table:

Name	Aggregate number of shares underlying options	Exercisable/ unexercisable	Range of exercise price(s) ($)	Range of expiration date(s)
Mr. Blackford	89,354	74,309/15,045	15.01-29.06	05/13/2019-07/24/2028
Mr. Mackin	9,907	0/9,907	24.49	07/24/2028
Mr. Miclot	104,819	89,774/15,045	15.01-29.06	05/13/2019-07/24/2028
Mr. O’Boyle	103,508	88,463/15,045	18.04-27.86	06/03/2020-07/24/2028
Ms. Paul	104,819	89,774/15,045	15.01-29.06	05/13/2019-07/24/2028
Mr. Stevens	84,201	69,156/15,045	15.01-29.06	05/13/2019-07/24/2028
Mr. Wallman	39,747	24,702/15,045	21.24-27.86	05/12/2021-07/24/2028
Ms. Weatherman	31,947	16,902/15,045	21.24-27.86	07/19/2026-07/24/2028

(6)	Represents travel stipends.

(7)
We do not provide perquisites and other personal benefits to our non-executive directors. Any perquisites or personal benefits actually provided to any non-executive director were less than $10,000 in the aggregate.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Security Ownership of Certain Beneficial Owners
The table below sets forth certain information concerning the beneficial ownership of our ordinary shares as of February 22, 2019, by each person known by us to beneficially own more than 5% of our ordinary shares. The calculations in the table below assume that there are 125,857,608 ordinary shares outstanding. Beneficial ownership is determined in accordance with the rules and regulations of the SEC. In computing the number of ordinary shares beneficially owned by a person and the percentage ownership of that person, we have included ordinary shares that the person has the right to acquire within 60 days, including through the exercise of any option, warrant or other right, the conversion of any other security, and the issuance of ordinary shares upon the vesting of restricted stock units. The ordinary shares that a shareholder has the right to acquire within 60 days, however, are not included in the computation of the percentage ownership of any other person.

Class of		Ordinary shares beneficially owned
securities	Name and address of beneficial owner	Number	Percent
Ordinary shares	FMR LLC (1)	18,762,241	14.9%
Ordinary shares	The Vanguard Group, Inc. (2)	11,171,818	8.9%
Ordinary shares	T. Rowe Price Associates, Inc. (3)	9,966,234	7.9%
Ordinary shares	BlackRock, Inc. (4)	9,101,329	7.2%
____________________

*	Represents beneficial ownership of less than 1% of our outstanding ordinary shares.

(1)
Based solely on information contained in a Schedule 13G/A of FMR LLC, an investment advisor, filed with the SEC on February 13, 2019, with sole investment discretion with respect to all such shares and sole voting authority with respect to 2,266,333 shares. Abigail P. Johnson is a Director, the Chairman and Chief Executive Officer of FMR LLC. Members of the Johnson family, including Abigail P. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR. Neither FMR nor Abigail P. Johnson has the sole power to vote or direct the voting of the shares owned directly by the various investment companies registered under the Investment Company Act (Fidelity Funds) advised by Fidelity Management & Research Company (FMR Co), a wholly owned subsidiary of FMR, which power resides with the Fidelity Funds’ Boards of Trustees. Fidelity Co carries out the voting of the shares under written guidelines established by the Fidelity Funds’ Boards of Trustees. The business address of FMR LLC is 245 Summer Street, Boston, Massachusetts 02210.

(2)
Based solely on information contained in a Schedule 13G/A of The Vanguard Group, Inc., an investment adviser, filed with the SEC on February 11, 2019, reflecting beneficial ownership as of December 31, 2018, with sole investment discretion with respect to 10,912,341 shares, sole voting authority with respect to 254,103 shares, shared investment discretion with respect to 259,477 shares and shared voting authority with respect to 15,875 shares. The address of The Vanguard Group, Inc. is 100 Vanguard Boulevard, Malvern, Pennsylvania 19355.

(3)
Based solely on information contained in a Schedule 13G/A of T. Rowe Price Associates, Inc., an investment advisor, filed with the SEC on February 14, 2019, reflecting beneficial ownership as of December 31, 2018, with sole investment discretion with respect to all such shares, and sole voting authority with respect to 1,669,110 shares. The address of T. Rowe Price Associates, Inc. is 100 East Pratt Street, Baltimore, Maryland 21202.

(4)
Based solely on information contained in a Schedule 13G/A of BlackRock, Inc., a parent holding company, filed with the SEC on February 7, 2019, reflecting beneficial ownership as of December 31, 2018, with sole investment discretion with respect to all such shares, and sole voting authority with respect to 8,840,798 shares. The address of BlackRock, Inc. is 55 East 52nd Street, New York, New York 10055.

Security Ownership of Management
The table below sets forth certain information concerning the beneficial ownership of our ordinary shares as of February 22, 2019, by each of our directors and named executive officers and all of our current directors and executive officers as a group.
The calculations in the table below assume that there are 125,857,608 ordinary shares outstanding. Beneficial ownership is determined in accordance with the rules and regulations of the SEC. In computing the number of ordinary shares beneficially owned by a person and the percentage ownership of that person, we have included ordinary shares that the person has the right to acquire within 60 days, including through the exercise of any option, warrant or other right, the conversion of any other security, and the issuance of ordinary shares upon the vesting of restricted stock units. The ordinary shares that a shareholder has the right to acquire within 60 days, however, are not included in the computation of the percentage ownership of any other person.

Class of		Ordinary shares beneficially owned(1)
securities	Name and address of beneficial owner	Number	Percent
Ordinary shares	David D. Stevens	145,459	*
Ordinary shares	Gary D. Blackford	138,957	*
Ordinary shares	J. Patrick Mackin	4,000	*
Ordinary shares	John L. Miclot	127,185	*
Ordinary shares	Kevin C. O’Boyle	70,743	*
Ordinary shares	Amy S. Paul	130,902	*
Ordinary shares	Richard F. Wallman	146,500	*
Ordinary shares	Elizabeth H. Weatherman	28,041	*
Ordinary shares	Robert J. Palmisano	2,473,205	1.9%
Ordinary shares	Lance A. Berry	339,687	*
Ordinary shares	Peter S. Cooke	38,923	*
Ordinary shares	Andrew C. Morton	16,265	*
Ordinary shares	Kevin D. Cordell	174,984	*
Ordinary shares	All directors and executive officers as a group (24 persons)	4,659,997	3.6%
____________________

*	Represents beneficial ownership of less than 1% of our outstanding ordinary shares.

(1)
Includes for the persons listed below the following ordinary shares subject to options held by that person that are currently exercisable or become exercisable within 60 days of February 22, 2019 and ordinary shares issuable upon the vesting of RSU awards within 60 days of February 22, 2019:

Name	Options	RSU awards
David D. Stevens	69,156	—
Gary D. Blackford	74,309	—
J. Patrick Mackin	—	—
John L. Miclot	89,774	—
Kevin C. O’Boyle	55,740	—
Amy S. Paul	89,774	751
Richard F. Wallman	24,702	975
Elizabeth H. Weatherman	16,902	868
Robert J. Palmisano	2,046,205	—
Lance A. Berry	256,958	—
Peter S. Cooke	38,923	—

Name	Options	RSU awards
Andrew C. Morton	16,265	—
Kevin D. Cordell	145,784	—
All directors and executive officers as a group (24 persons)	3,628,006	2,594
Securities Authorized for Issuance Under Equity Compensation Plans
The table below provides information regarding the number of ordinary shares to be issued upon the exercise of outstanding stock options, restricted stock unit awards, and performance share unit awards granted under our equity compensation plans and the number of ordinary shares remaining available for future issuance our equity compensation plans as of December 30, 2018.
EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted‑average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	9,136,421 (1)(2)(3)	$22.62 (4)	2,619,972 (5)
Equity compensation plans not approved by security holders	—	—	—
Total	9,136,421 (1)(2)(3)	$22.62 (4)	2,619,972 (5)
____________________

(1)
Amount includes ordinary shares issuable upon the exercise of stock options granted under the Wright Medical Group N.V. 2017 Equity and Incentive Plan, Wright Medical Group N.V. Amended and Restated 2010 Incentive Plan and Tornier N.V. Amended and Restated Stock Option Plan, ordinary shares issuable upon the vesting of restricted stock unit awards granted under the Wright Medical Group N.V. 2017 Equity and Incentive Plan and Wright Medical Group N.V. Amended and Restated 2010 Incentive Plan and performance share unit awards granted under the Wright Medical Group N.V. 2017 Equity and Incentive Plan, assuming maximum performance share unit award payouts. The actual number of shares that will be issued under the performance share unit awards is determined by the level of achievement of performance goals.

(2)
Excludes employee stock purchase rights under the Wright Medical Group N.V. Amended and Restated Employee Stock Purchase Plan, which was approved by our shareholders on June 28, 2016. Under such plan, each eligible employee may purchase ordinary shares at semi-annual intervals on June 30th and December 31st each calendar year at a purchase price per share equal to 85% of the closing sales price per share of our ordinary shares on the first or last trading day of the offering period, whichever is lower.

(3)
Excludes an aggregate of 2,547,656 ordinary shares issuable upon the exercise of stock options granted under legacy Wright equity compensation plans and non-plan inducement option agreements assumed by us in connection with the Wright/Tornier merger. The weighted-average per share exercise price of these assumed stock options as of December 30, 2018 was $21.71. No further grants or awards will be made under these assumed legacy Wright equity compensation plans and non-plan inducement option agreements.

(4)
Not included in the weighted-average exercise price calculation are 1,322,214 restricted stock unit awards and 465,974 performance share unit awards, assuming maximum performance share unit award payouts.

(5)
Amount includes 2,297,162 ordinary shares remaining available for future issuance under the Wright Medical Group N.V. 2017 Equity and Incentive Plan and 322,810 ordinary shares remaining available for future issuance under the Wright Medical Group N.V. Amended and Restated Employee Stock Purchase Plan, assuming maximum performance share unit award payouts. No shares remain available for grant under the Wright Medical Group N.V. Amended and Restated 2010 Incentive Plan, Tornier N.V. Amended and Restated Stock Option Plan or any of the legacy Wright equity compensation plans and arrangements since such plans and arrangements have been terminated with respect to future grants.

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
We are unaware of any related party transactions that have occurred since the beginning of our last fiscal year or any currently proposed related party transactions requiring disclosure in this report.
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
Audit, Audit-Related, Tax, and All Other Fees
The following table shows the fees that we paid or accrued for audit and other services provided by our independent registered public accounting firm, KPMG LLP, for 2018 and 2017:

Fees	2018	2017
Audit fees	$2,398,575	$2,050,153
Audit-related fees	50,125	72,550
Tax fees	65,000	—
All other fees	15,625	3,000
Total	$2,529,325	$2,125,703
In the above table, in accordance with the SEC’s definitions and rules, “audit fees” are fees for professional services for the integrated audit of our consolidated financial statements included in this annual report on Form 10-K, and the review of our consolidated financial statements included in quarterly reports on Form 10-Q and registration statements and for services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements; “audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not included in “audit fees” and include fees for services performed related to audits on our benefit plan and due diligence on acquisitions; “tax fees” are fees for tax compliance and consultation primarily related to assistance with international tax compliance and tax audits, tax advice on acquisitions, and tax planning; and “all other fees” are fees for any services not included in the first three categories, which includes fees for a risk management review and assessment.
Pre-Approval Policies and Procedures
In addition to retaining KPMG LLP to audit our consolidated financial statements for 2018, the audit committee retained KPMG LLP to provide other auditing and advisory services in 2018. The audit committee understands the need for our independent registered public accounting firm to maintain objectivity and independence in its integrated audits of our consolidated financial statements. The audit committee has reviewed all non-audit services provided by KPMG LLP in 2018 and has concluded that the provision of such services was compatible with maintaining KPMG LLP’s independence in the conduct of its auditing functions.
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

Exhibit No.	Exhibit	Method of Filing
2.1	Agreement and Plan of Merger dated as of August 24, 2018 among Wright Medical Group, Inc., Braves WMS, Inc., Wright Medical Group N.V., Cartiva, Inc. and Fortis Advisors LLC, as representative*	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 27, 2018 (File No. 001-35065)
2.2	Business Sale Agreement dated October 21, 2016 between Tornier SAS, Corin France SAS, Corin Orthopaedics Holdings Limited and Certain Related Entities Party Thereto*	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 24, 2016 (File No. 001-35065)
2.3	Agreement and Plan of Merger dated as of October 27, 2014 among Tornier N.V., Trooper Holdings Inc., Trooper Merger Sub Inc. and Wright Medical Group, Inc.*	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 27, 2014 (File No. 001-35065)
2.4	Agreement and Plan of Merger dated as of January 30, 2014 among Wright Medical Group, Inc., WMMS, LLC, OrthoPro, L.L.C. and OP CHA, Inc., as Company Holders’ Agent*	Incorporated by reference to Exhibit 2.1 to Wright Medical Group, Inc.’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 31, 2014 (File No. 001-35823)
2.5	Agreement and Plan of Merger dated as of January 30, 2014 among Wright Medical Group, Inc., Winter Solstice LLC, Solana Surgical, LLC, and Alan Taylor, as Members’ Representative*	Incorporated by reference to Exhibit 2.2 to Wright Medical Group, Inc.’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 31, 2014 (File No. 001-35823)
2.6	Asset Purchase Agreement dated as of June 18, 2013 among MicroPort Medical B.V., MicroPort Scientific Corporation and Wright Medical Group, Inc.*	Incorporated by reference to Exhibit 2.1 to Wright Medical Group, Inc.’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 21, 2013 (File No. 001-35823)
2.7	Agreement and Plan of Merger dated as of November 19, 2012 among BioMimetic Therapeutics, Inc., Wright Medical Group, Inc., Achilles Merger Subsidiary, Inc. and Achilles Acquisition Subsidiary, LLC*	Incorporated by reference to Exhibit 2.1 to Wright Medical Group, Inc.’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 19, 2012 (File No. 001-32883)
3.1	Articles of Association of Wright Medical Group N.V.	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 1, 2016 (File No. 001-35065)
4.1
Indenture dated as of June 28, 2018 among Wright Medical Group, Inc., Wright Medical Group N.V. and The Bank of New York Mellon Trust Company, N.A. (including the Form of the 1.625% Cash Convertible Senior Note due 2023)
Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 3, 2018 (File No. 001-35065)

Exhibit No.	Exhibit	Method of Filing
4.2	Indenture dated as of May 20, 2016 between Wright Medical Group N.V. and The Bank of New York Mellon Trust Company, N.A. (including the Form of the 2.25% Cash Convertible Senior Note due 2021)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 25, 2016 (File No. 001-35065)
4.3	Contingent Value Rights Agreement dated as of March 1, 2013 between Wright Medical Group, Inc. and American Stock Transfer & Trust Company, LLC	Incorporated by reference to Exhibit 10.1 to Wright Medical Group, Inc.’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 1, 2013 (File No. 001-32883)
4.4	Assignment and Assumption Agreement dated as of October 1, 2015 between Wright Medical Group, Inc., Wright Medical Group N.V. and American Stock Transfer & Trust Company, LLC, as Trustee	Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form 8-A as filed with the Securities and Exchange Commission on October 1, 2015 (File No. 001-35065)
10.1	Wright Medical Group N.V. 2017 Equity and Incentive Plan**	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 27, 2017 (File No. 001-35065)
10.2	Form of Option Award Agreement under the Wright Medical Group N.V. 2017 Equity and Incentive Plan Representing Stock Options Granted to Executive Officers**	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2017 (File No. 001-35065)
10.3	Form of Restricted Stock Unit Award Agreement under the Wright Medical Group N.V. 2017 Equity and Incentive Plan Representing Restricted Stock Units Granted to Executive Officers**	Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2017 (File No. 001-35065)
10.4	Form of Restricted Stock Unit Award Agreement under the Wright Medical Group N.V. 2017 Equity and Incentive Plan Representing Restricted Stock Units Granted to New Executive Officers**	Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2017 (File No. 001-35065)
10.5	Form of Performance Award Agreement under the Wright Medical Group N.V. 2017 Equity and Incentive Plan Representing Performance Awards Granted to Executive Officers**	Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2017 (File No. 001-35065)
10.6	Form of Option Award Agreement under the Wright Medical Group N.V. 2017 Equity and Incentive Plan Representing Stock Options Granted to Robert J. Palmisano**	Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2017 (File No. 001-35065)
10.7	Form of Restricted Stock Unit Award Agreement under the Wright Medical Group N.V. 2017 Equity and Incentive Plan Representing Restricted Stock Units Granted to Robert J. Palmisano**	Incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2017 (File No. 001-35065)
10.8	Form of Performance Award Agreement under the Wright Medical Group N.V. 2017 Equity and Incentive Plan Representing Performance Awards Granted to Robert J. Palmisano**	Incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2017 (File No. 001-35065)
10.9	Form of Option Award Agreement under the Wright Medical Group N.V. 2017 Equity and Incentive Plan Representing Stock Options Granted to Non-Executive Directors**	Filed herewith
10.10	Form of Restricted Stock Unit Award Agreement under the Wright Medical Group N.V. 2017 Equity and Incentive Plan Representing Restricted Stock Units Granted to Non-Executive Directors**	Incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2017 (File No. 001-35065)

Exhibit No.	Exhibit	Method of Filing
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

Exhibit No.	Exhibit	Method of Filing
10.24	Form of Option Agreement under the Tornier N.V. Stock Option Plan for Directors and Officers**	Incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on June 8, 2010 (Registration No. 333-167370)
10.25	Wright Medical Group, Inc. Second Amended and Restated 2009 Equity Incentive Plan**	Incorporated by reference to Appendix D to Wright Medical Group, Inc.’s Definitive Proxy Statement as filed with the Securities and Exchange Commission on April 4, 2013 (File No. 001-35823)
10.26	Form of Executive Stock Option Agreement under the Wright Medical Group, Inc. Second Amended and Restated 2009 Equity Incentive Plan**	Incorporated by reference to Exhibit 10.4 to Wright Medical Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (File No. 001-32883)
10.27	Form of Non-Employee Director Stock Option Agreement under the Wright Medical Group, Inc. Second Amended and Restated 2009 Equity Incentive Plan**	Incorporated by reference to Exhibit 10.6 to Wright Medical Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (File No. 001-32883)
10.28	Wright Medical Group, Inc. Fifth Amended and Restated 1999 Equity Incentive Plan**	Incorporated by reference to Appendix A to Wright Medical Group, Inc.’s Definitive Proxy Statement as filed with the Securities and Exchange Commission on April 14, 2008 (File No. 001-32883)
10.29	First Amendment to the Wright Medical Group, Inc. Fifth Amended and Restated 1999 Equity Incentive Plan**	Incorporated by reference to Exhibit 10.2 to Wright Medical Group, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2008 (File No. 001-32883)
10.30	Form of Executive Stock Option Agreement under the Wright Medical Group, Inc. Fifth Amended and Restated 1999 Equity Incentive Plan**	Incorporated by reference to Exhibit 10.13 to Wright Medical Group, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009 (File No. 001-32883)
10.31	Form of Non-Employee Director Stock Option Agreement under the Wright Medical Group, Inc. Fifth Amended and Restated 1999 Equity Incentive Plan**	Incorporated by reference to Exhibit 10.15 to Wright Medical Group, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009 (File No. 001-32883)
10.32	Wright Medical Group N.V. Amended and Restated Employee Stock Purchase Plan**	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 1, 2016 (File No. 001-35065)
10.33	Wright Medical Group N.V. Performance Incentive Plan**	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 16, 2015 (File No. 001-35065)
10.34	Form of Indemnification Agreement**	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 1, 2015 (File No. 001-35065)
10.35	Service Agreement effective as of October 1, 2015 between Wright Medical Group N.V. and Robert J. Palmisano**	Incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 16, 2015 (File No. 001-35065)
10.36	Employment Agreement effective as of October 1, 2015 between Wright Medical Group, Inc. and Robert J. Palmisano**	Incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 16, 2015 (File No. 001-35065)
10.37	Guaranty by Wright Medical Group N.V. effective as of October 1, 2015 with respect to Wright Medical Group, Inc. Obligations under Employment Agreement with Robert J. Palmisano**	Incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 16, 2015 (File No. 001-35065)

Exhibit No.	Exhibit	Method of Filing
10.38	Confidentiality, Non-Competition, Non-Solicitation and Intellectual Property Rights Agreement effective as of October 1, 2015 between Wright Medical Group, Inc. and Robert J. Palmisano**	Incorporated by reference to Exhibit 10.13 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 16, 2015 (File No. 001-35065)
10.39	Inducement Stock Option Grant Agreement dated as of September 17, 2011 between Wright Medical Group, Inc. and Robert J. Palmisano**	Incorporated by reference to Exhibit 10.2 to Wright Medical Group, Inc.’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 22, 2011 (File No. 001-32883)
10.40	Confidentiality, Non-Competition, Non-Solicitation and Intellectual Property Rights Agreement effective as of October 1, 2015 between Wright Medical Group, Inc. and Lance A. Berry**	Incorporated by reference to Exhibit 10.16 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 16, 2015 (File No. 001-35065)
10.41	Separation Pay Agreement effective as of October 1, 2015 between Wright Medical Group, Inc. and Lance A. Berry**	Incorporated by reference to Exhibit 10.20 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 16, 2015 (File No. 001-35065)
10.42	Offer Letter dated December 7, 2018 between Wright Medical Group, Inc. and Lance A. Berry**	Filed herewith
10.43	Confidentiality, Non-Competition, Non-Solicitation and Intellectual Property Rights Agreement effective as of October 1, 2015 between Wright Medical Group, Inc. and Kevin D. Cordell**	Incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 25, 2016 (File No. 001-35065)
10.44	Separation Pay Agreement effective as of October 1, 2015 between Wright Medical Group, Inc. and Kevin D. Cordell**	Incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 25, 2016 (File No. 001-35065)
10.45	Offer Letter dated December 7, 2018 between Wright Medical Group, Inc. and Kevin D. Cordell**	Filed herewith
10.46	Confidentiality, Non-Competition, Non-Solicitation and Intellectual Property Rights Agreement dated as of October 1, 2015 between Wright Medical Group, Inc. and Peter S. Cooke**	Incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 25, 2016 (File No. 001-35065)
10.47	Separation Pay Agreement effective as of October 1, 2015 between Wright Medical Group, Inc. and Peter S. Cooke**	Incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 25, 2016 (File No. 001-35065)
10.48	Letter Agreement dated as of June 8, 2016 regarding Assignment Offer and Assignment and Relocation Benefit Policy between Wright Medical Technology, Inc. and Peter S. Cooke**	Incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 25, 2016 (File No. 001-35065)
10.49	Letter Agreement dated as of June 8, 2016 between Wright Medical Technology, Inc. and Peter S. Cooke**	Incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 25, 2016 (File No. 001-35065)
10.50	Letter Agreement dated as of May 9, 2018 between Wright Medical Technology, Inc. and Peter S. Cooke**	Filed herewith
10.51	Offer Letter dated December 7, 2018 between Wright Medical Group, Inc. and Peter S. Cooke**	Filed herewith
10.52	Confidentiality, Non-Competition, Non-Solicitation and Intellectual Property Rights Agreement dated as of March 26, 2018 between Wright Medical Group, Inc. and Andrew C. Morton**	Filed herewith
10.53	Separation Pay Agreement effective as of March 26, 2018 between Wright Medical Group, Inc. and Andrew C. Morton**	Filed herewith

Exhibit No.	Exhibit	Method of Filing
10.54	Offer Letter dated January 25, 2018 between Wright Medical Group, Inc. and Andrew C. Morton**	Filed herewith
10.55	Form of Guaranty by Wright Medical Group N.V. with respect to Wright Medical Group, Inc. Obligations under Separation Pay Agreements with Executive Officers**	Incorporated by reference to Exhibit 10.23 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 16, 2015 (File No. 001-35065)
10.56
Amended and Restated Credit, Security and Guaranty Agreement dated as of May 7, 2018 among Wright Medical Group N.V. (as Guarantor), Wright Medical Group, Inc. (as Borrower), Certain Other Direct and Indirect Subsidiaries Listed on the Signature Pages Thereto (each as Borrower), MidCap Funding IV Trust (as Lender and Agent) and the Financial Institutions or Other Entities Parties Thereto
Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2018 (File No. 001-35065)
10.57
Limited Consent and Amendment No. 1 to Amended and Restated Credit, Security and Guaranty Agreement dated as of August 24, 2018 among Wright Medical Group N.V. (as Guarantor), Wright Medical Group, Inc. (as Borrower), Certain Other Direct and Indirect Subsidiaries Listed on the Signature Pages Thereto (each as Borrower), MidCap Funding IV Trust (as Lender and Agent) and the Financial Institutions or Other Entities Parties Thereto
Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2018 (File No. 001-35065)
10.58
Omnibus Limited Consent and Amendment No. 2 to Amended and Restated Credit, Security and Guaranty Agreement and Amendment No. 5 to Pledge Agreement dated as of December 10, 2018 among Wright Medical Group N.V. (as Guarantor), Wright Medical Group, Inc. (as Borrower), Certain Other Direct and Indirect Subsidiaries Listed on the Signature Pages Thereto (each as Borrower), MidCap Funding IV Trust (as Lender and Agent) and the Financial Institutions or Other Entities Parties Thereto
Filed herewith
10.59
Amendment No. 3 to Amended and Restated Credit, Security and Guaranty Agreement dated as of February 25, 2019 among Wright Medical Group N.V. (as Guarantor), Wright Medical Group, Inc. (as Borrower), Certain Other Direct and Indirect Subsidiaries Listed on the Signature Pages Thereto (each as Borrower), Midcap Funding IV Trust (as Lender and Agent) and the Financial Institutions or other Entities Parties Thereto
Filed herewith
10.60	Form of Exchange/Subscription Agreement dated as of June 20, 2018 among Wright Medical Group, Inc., Wright Medical Group N.V. and Each Investor Party Thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 21, 2018 (File No. 001-35065)
10.61	Form of Subscription Agreement dated as of June 20, 2018 among Wright Medical Group, Inc., Wright Medical Group N.V. and Each Investor Party Thereto	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 21, 2018 (File No. 001-35065)
10.62	Bond Hedge Confirmation dated as of June 20, 2018 among Wright Medical Group N.V., Wright Medical Group, Inc. and JPMorgan Chase Bank, National Association	Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2018 (File No. 001-35065)

Exhibit No.	Exhibit	Method of Filing
10.63	Bond Hedge Confirmation dated as of June 20, 2018 among Wright Medical Group N.V., Wright Medical Group, Inc. and Bank of America, N.A.	Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2018 (File No. 001-35065)
10.64	Warrant Confirmation dated as of June 20, 2018 between Wright Medical Group N.V. and JPMorgan Chase Bank, National Association	Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2018 (File No. 001-35065)
10.65	Warrant Confirmation dated as of June 20, 2018 between Wright Medical Group N.V. and Bank of America, N.A.	Incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2018 (File No. 001-35065)
10.66	Call Spread Unwind Agreement dated as of June 21, 2018 among Wright Medical Group N.V., Wright Medical Group, Inc. and JPMorgan Chase Bank, National Association	Incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2018 (File No. 001-35065)
10.67	Call Spread Unwind Agreement dated as of June 21, 2018 among Wright Medical Group N.V., Wright Medical Group, Inc., Deutsche Bank AG, London Branch and Deutsche Bank Securities, Inc.	Incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2018 (File No. 001-35065)
10.68	Call Spread Unwind Agreement dated as of June 21, 2018 among Wright Medical Group N.V., Wright Medical Group, Inc. and Wells Fargo Bank, National Association	Incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2018 (File No. 001-35065)
10.69	Call Option Transaction Confirmation dated as of May 12, 2016 between Wright Medical Group N.V. and JPMorgan Chase Bank, National Association	Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 26, 2016 (File No. 001-35065)
10.70	Call Option Transaction Confirmation dated as of May 12, 2016 between Wright Medical Group N.V. and Bank of America, N.A.	Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 26, 2016 (File No. 001-35065)
10.71	Warrants Confirmation dated as of May 12, 2016 between Wright Medical Group N.V. and JPMorgan Chase Bank, National Association	Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 26, 2016 (File No. 001-35065)
10.72	Warrants Confirmation dated as of May 12, 2016 between Wright Medical Group N.V. and Bank of America, N.A.	Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 26, 2016 (File No. 001-35065)
10.73	Agreement of Lease dated as of December 31, 2013 between RBM Cherry Road Partners and Wright Medical Technology, Inc.	Incorporated by reference to Exhibit 10.94 to Wright Medical Group Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (File No. 001-35823)
10.74	First Amendment to Agreement of Lease dated as of January 1, 2014 between RBM Cherry Road Partners and Wright Medical Technology, Inc.	Incorporated by reference to Exhibit 10.67 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 25, 2016 (File No. 001-35065)
10.75	Second Amendment to Agreement of Lease dated as of January 1, 2014 between RBM Cherry Road Partners and Wright Medical Technology, Inc.	Incorporated by reference to Exhibit 10.68 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 25, 2016 (File No. 001-35065)
10.76	Third Amendment to Agreement of Lease dated as of May 1, 2015 between RBM Cherry Road Partners and Wright Medical Technology, Inc.	Incorporated by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 25, 2016 (File No. 001-35065)
10.77	Lease Agreement dated as of May 14, 2012 between Liberty Property Limited Partnership, as Landlord, and Tornier, Inc., as Tenant	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 15, 2012 (File No. 001-35065)
10.78	Commercial Lease dated December 23, 2008 between Seamus Geaney and Tornier Orthopedics Ireland Limited
Incorporated by reference to Exhibit 10.27 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on July 15, 2010 (Registration No. 333-167370)

Exhibit No.	Exhibit	Method of Filing
10.79	Commercial Supply Agreement dated March 29, 2016 between BioMimetic Therapeutics, LLC and FUJIFILM Diosynth Biotechnologies U.S.A., Inc. (1)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 7, 2016 (File No. 001-35065)
10.80	Settlement Agreement dated as of November 1, 2016 between Wright Medical Technology, Inc. and the Counsel Listed on the Signature Pages Thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 25, 2016 (File No. 001-35065)
10.81	Second Settlement Agreement dated as of October 3, 2017 between Wright Medical Technology, Inc. and the Counsel Listed on the Signature Pages Thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 4, 2017 (File No. 001-35065)
10.82	Third Settlement Agreement dated as of October 3, 2017 between Wright Medical Technology, Inc. and the Counsel Listed on the Signature Pages Thereto	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 4, 2017 (File No. 001-35065)
10.83	First Amendment to the Third Settlement Agreement dated as of December 29, 2017 between Wright Medical Technology, Inc. and the Counsel Listed on the Signature Pages Thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 5, 2018 (File No. 001-35065)
10.84	Second Amendment to the Third Settlement Agreement dated as of February 23, 2018 between Wright Medical Technology, Inc. and the Counsel Listed on the Signature Pages Thereto	Incorporated by reference to Exhibit 10.90 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (File No. 001-35065)
10.85	Third Amendment to the Third Settlement Agreement dated as of March 29, 2018 between Wright Medical Technology, Inc. and the Counsel Listed on the Signature Pages Thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 4, 2018 (File No. 001-35065)
21.1	Subsidiaries of Wright Medical Group N.V.	Filed herewith
23.1	Consent of KPMG LLP, an Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

Exhibit No.	Exhibit	Method of Filing
101
The following materials from Wright Medical Group N.V.’s Annual Report on Form 10-K for the fiscal year ended December 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 30, 2018 and December 31, 2017, (ii) the Consolidated Statements of Operations for each of the fiscal years in the three-year period ended December 30, 2018, (iii) the Consolidated Statements of Comprehensive Loss for each of the fiscal years in the three-year period ended December 30, 2018, (iv) the Consolidated Statements of Cash Flows for each of the fiscal years in the three-year period ended December 30, 2018, (v) Consolidated Statements of Shareholders’ Equity for each of the fiscal years in the three-year period ended December 30, 2018, and (vi) Notes to Consolidated Financial Statements
Filed herewith
__________________________

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
February 26, 2019

WRIGHT MEDICAL GROUP N.V.
By:	/s/ Robert J. Palmisano
Robert J. Palmisano
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert J. Palmisano Robert J. Palmisano	President, Chief Executive Officer and Executive Director (Principal Executive Officer)	February 26, 2019

/s/ Lance A. Berry Lance A. Berry	Executive Vice President, Chief Financial and Operations Officer (Principal Financial Officer)	February 26, 2019

/s/ Julie B. Andrews Julie B. Andrews	Vice President of Finance, Chief Accounting Officer (Principal Accounting Officer)	February 26, 2019

/s/ David D. Stevens David D. Stevens	Chairman	February 26, 2019

/s/ Gary D. Blackford Gary D. Blackford	Non-Executive Director	February 26, 2019

/s/ J. Patrick Mackin J. Patrick Mackin	Non-Executive Director	February 26, 2019

/s/ John L. Miclot John L. Miclot	Non-Executive Director	February 26, 2019

/s/ Kevin C. O'Boyle Kevin C. O'Boyle	Non-Executive Director	February 26, 2019

/s/ Amy S. Paul Amy S. Paul	Non-Executive Director	February 26, 2019

/s/ Richard F. Wallman Richard F. Wallman	Non-Executive Director	February 26, 2019

/s/ Elizabeth H. Weatherman Elizabeth H. Weatherman	Non-Executive Director	February 26, 2019

Wright Medical Group N.V. Schedule II-Valuation and Qualifying Accounts (In thousands)

	Balance at Beginning of Period	Charged to Cost and Expenses	Deductions and Other	Balance at End of Period
Allowance for doubtful accounts:
For the period ended:
December 30, 2018	$4,328	$189	$(1,472)	$3,045
December 31, 2017	$4,469	$1,243	$(1,384)	$4,328
December 25, 2016	$1,189	$3,475	$(195)	$4,469

S-1