Form 10-Q
period 2019-03-31
Wright Medical Group N.V.
filed 2019-05-08
CIK 1492658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary shares, par value €0.03 per share	WMGI	Nasdaq Global Select Market
As of May 3, 2019, there were 126,122,077 ordinary shares outstanding.

WRIGHT MEDICAL GROUP N.V.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This document may contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), and that are subject to the safe harbor created by those sections. These statements reflect management’s current knowledge, assumptions, beliefs, estimates, and expectations and express management’s current view of future performance, results, and trends. Forward looking statements may be identified by their use of terms such as anticipate, believe, could, estimate, expect, intend, may, plan, predict, project, will, and other similar terms. Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to materially differ from those described in the forward-looking statements. The reader should not place undue reliance on forward-looking statements. Such statements are made as of the date of this report, and we undertake no obligation to update such statements after this date. Risks and uncertainties that could cause our actual results to materially differ from those described in forward-looking statements are discussed in our filings with the U.S. Securities and Exchange Commission (SEC) (including our most recent Annual Report on Form 10-K, which was filed with the SEC on February 27, 2019). By way of example and without implied limitation, such risks and uncertainties include:

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

•
risks and uncertainties associated with our metal-on-metal master settlement agreements and the settlement agreements with certain of our insurance companies, including without limitation, the resolution of the remaining unresolved claims, the effect of the broad release of certain insurance coverage for present and future claims, and the resolution of WMT’s dispute with the remaining carrier;

•	adverse outcomes in existing product liability litigation;

•	copycat claims against modular hip systems resulting from a competitor’s recall of its modular hip product;

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited).
Wright Medical Group N.V. Condensed Consolidated Balance Sheets (In thousands, except share data) (unaudited)

	March 31, 2019	December 30, 2018
Assets:
Current assets:
Cash and cash equivalents	$161,516	$191,351
Accounts receivable, net	138,666	141,019
Inventories	186,910	180,690
Prepaid expenses	14,436	11,823
Other current assets [1]	308,955	78,349
Total current assets	810,483	603,232

Property, plant and equipment, net	233,368	224,929
Goodwill	1,262,525	1,268,954
Intangible assets, net	278,224	282,332
Deferred income taxes	933	942
Other assets [1]	243,815	314,012
Total assets	$2,829,348	$2,694,401
Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$44,471	$48,359
Accrued expenses and other current liabilities [1]	434,523	217,081
Current portion of long-term obligations [1]	410,311	201,686
Total current liabilities	889,305	467,126

Long-term debt and finance lease obligations [1]	721,719	913,441
Deferred income taxes	12,293	13,146
Other liabilities [1]	292,776	368,229
Total liabilities	1,916,093	1,761,942
Commitments and contingencies (Note 13)
Shareholders’ equity:
Ordinary shares, €0.03 par value, authorized: 320,000,000 shares; issued and outstanding: 126,105,530 shares at March 31, 2019 and 125,555,751 shares at December 30, 2018	4,608	4,589
Additional paid-in capital	2,542,747	2,514,295
Accumulated other comprehensive loss	(19,386)	(8,083)
Accumulated deficit	(1,614,714)	(1,578,342)
Total shareholders’ equity	913,255	932,459
Total liabilities and shareholders’ equity	$2,829,348	$2,694,401
___________________________

[1]
As of March 31, 2019, the closing price of our ordinary shares was greater than 130% of the 2021 Notes conversion price for 20 or more of the 30 consecutive trading days preceding the quarter-end; and, therefore, the holders of the 2021 Notes may convert the notes during the succeeding quarterly period. Due to the ability of the holders of the 2021 Notes to convert the notes during this period, the carrying value of the 2021 Notes and the fair value of the 2021 Notes Conversion Derivative were classified as current liabilities, and the fair value of the 2021 Notes Hedges were classified as current assets as of March 31, 2019. The respective balances were classified as long-term as of December 30, 2018. See Note 6 and Note 10.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Wright Medical Group N.V. Condensed Consolidated Statements of Operations (In thousands, except per share data) (unaudited)

	Three months ended
	March 31, 2019	April 1, 2018
Net sales	$230,127	$198,537
Cost of sales [1]	46,317	41,139
Gross profit	183,810	157,398
Operating expenses:
Selling, general and administrative [1]	153,306	137,248
Research and development [1]	16,972	13,899
Amortization of intangible assets	7,587	7,141
Total operating expenses	177,865	158,288
Operating income (loss)	5,945	(890)
Interest expense, net	19,695	19,812
Other expense (income), net	12,895	(1,000)
Loss from continuing operations before income taxes	(26,645)	(19,702)
Provision for income taxes	3,611	205
Net loss from continuing operations	(30,256)	(19,907)
Loss from discontinued operations, net of tax	(6,345)	(5,607)
Net loss	$(36,601)	$(25,514)

Net loss from continuing operations per share-basic and diluted (Note 12):	$(0.24)	$(0.19)
Net loss from discontinued operations per share-basic and diluted (Note 12):	$(0.05)	$(0.05)
Net loss per share-basic and diluted (Note 12):	$(0.29)	$(0.24)

Weighted-average number of ordinary shares outstanding-basic and diluted:	125,812	105,904
___________________________

[1]	These line items include the following amounts of non-cash, share-based compensation expense for the periods indicated:

	Three months ended
	March 31, 2019	April 1, 2018
Cost of sales	$120	$165
Selling, general and administrative	6,987	4,522
Research and development	514	331
The accompanying notes are an integral part of these condensed consolidated financial statements.

Wright Medical Group N.V.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(unaudited)

	Three months ended
	March 31, 2019	April 1, 2018
Net loss	$(36,601)	$(25,514)

Other comprehensive (loss) income:
Changes in foreign currency translation	(11,303)	12,458
Other comprehensive (loss) income	(11,303)	12,458

Comprehensive loss	$(47,904)	$(13,056)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Wright Medical Group N.V. Condensed Consolidated Statements of Cash Flows (In thousands) (unaudited)

	Three months ended
	March 31, 2019	April 1, 2018
Operating activities:
Net loss	$(36,601)	$(25,514)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	15,501	14,499
Share-based compensation expense	7,621	5,018
Amortization of intangible assets	7,587	7,141
Amortization of deferred financing costs and debt discount	13,547	13,302
Deferred income taxes	(619)	(780)
Provision for excess and obsolete inventory	3,506	5,020
Amortization of inventory step-up adjustment	352	—
Non-cash adjustment to derivative fair values	(996)	1,694
Net loss on exchange of cash convertible notes	14,274	—
Mark-to-market adjustment for CVRs (Note 6)	(420)	(3,924)
Other	(485)	215
Changes in assets and liabilities:
Accounts receivable	2,426	565
Inventories	(11,868)	(10,403)
Prepaid expenses and other current assets	(286)	22,034
Accounts payable	(4,597)	975
Accrued expenses and other liabilities	(3,392)	(20,478)
Metal-on-metal product liabilities (Note 13)	(12,971)	(28,172)
Net cash used in operating activities	(7,421)	(18,808)
Investing activities:
Capital expenditures	(25,448)	(11,886)
Purchase of intangible assets	(1,850)	(553)
Acquisition of business	722	—
Other investing	(500)	—
Net cash used in investing activities	(27,076)	(12,439)
Financing activities:
Issuance of ordinary shares	11,001	2,639
Issuance of stock warrants	21,210	—
Payment of notes hedge options	(30,144)	—
Repurchase of stock warrants	(11,026)	—
Payment of equity issuance costs	(350)	—
Proceeds from notes hedge options	16,849	—
Proceeds from other debt	2,974	2,042
Payments of debt	(1,270)	(1,266)
Payment of convertible notes exchange costs	(2,589)	—
Payment of contingent consideration	—	(919)
Payments of capital lease obligations	(1,793)	(1,388)
Net cash provided by financing activities	4,862	1,108

Wright Medical Group N.V. Consolidated Statements of Cash Flows (Continued) (In thousands)

	Three months ended
	March 31, 2019	April 1, 2018
Effect of exchange rates on cash and cash equivalents	$(200)	$450
Net decrease in cash and cash equivalents	(29,835)	(29,689)
Cash and cash equivalents, beginning of period	191,351	167,740
Cash and cash equivalents, end of period	$161,516	$138,051
The accompanying notes are an integral part of these condensed consolidated financial statements.

Wright Medical Group N.V.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(In thousands)
(unaudited)

	Three months ended March 31, 2019
	Ordinary shares		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total shareholders’ equity
	Number of shares	Amount
Balance at December 30, 2018	125,555,751	$4,589	$2,514,295	$(8,083)	$(1,578,342)	$932,459
2019 Activity:
Net loss	—	—	—	—	(36,601)	(36,601)
Cumulative impact of lease accounting adoption	—	—	—	—	229	229
Foreign currency translation	—	—	—	(11,303)	—	(11,303)
Issuances of ordinary shares	546,560	19	10,982	—	—	11,001
Vesting of restricted stock units	3,219	—	—	—	—	—
Share-based compensation	—	—	7,636	—	—	7,636
Issuance of stock warrants, net of repurchases and equity issuance costs	—	—	9,834	—	—	9,834
Balance at March 31, 2019	126,105,530	$4,608	$2,542,747	$(19,386)	$(1,614,714)	$913,255

	Three months ended April 1, 2018
	Ordinary shares		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total shareholders’ equity
	Number of shares	Amount
Balance at December 31, 2017	105,807,424	$3,896	$1,971,347	$22,290	$(1,408,837)	$588,696
2018 Activity:
Net loss	—	—	—	—	(25,514)	(25,514)
Foreign currency translation	—	—	—	12,458	—	12,458
Issuances of ordinary shares	141,566	5	2,634	—	—	2,639
Vesting of restricted stock units	655	—	—	—	—	—
Share-based compensation	—	—	4,896	—	—	4,896
Balance at April 1, 2018	105,949,645	$3,901	$1,978,877	$34,748	$(1,434,351)	$583,175
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
The condensed consolidated financial statements and accompanying notes present our consolidated results for each of the three months ended March 31, 2019 and April 1, 2018. The three months ended March 31, 2019 and April 1, 2018 each consisted of thirteen weeks.
All amounts are presented in U.S. dollars ($), except where expressly stated as being in other currencies, e.g., Euros (€).
References in these notes to the condensed consolidated financial statements to “we,” “our” and “us” refer to Wright Medical Group N.V. and its subsidiaries after the merger with Tornier N.V. (legacy Tornier) (Wright/Tornier merger) and Wright Medical Group, Inc. (WMG or legacy Wright) and its subsidiaries before the Wright/Tornier merger.
2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation. The unaudited condensed consolidated interim financial statements of Wright Medical Group N.V. have been prepared in accordance with U.S. generally accepted accounting principles (US GAAP) for interim financial statements and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to these rules and regulations. Accordingly, these unaudited condensed consolidated interim financial statements should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 30, 2018, as filed with the SEC on February 27, 2019.
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
We record revenues from sales to our stocking distributors at a point in time upon transfer of control of promised products to the distributor. Our stocking distributors, who sell the products to their customers, take control of the products and assume all risks

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

of ownership upon transfer. Our stocking distributors are obligated to pay us within specified terms regardless of when, if ever, they sell the products. In general, our stocking distributors do not have any rights of return or exchange; however, in limited situations, we have repurchase agreements with certain stocking distributors. Those certain agreements require us to repurchase a specified percentage of the inventory purchased by the distributor within a specified period of time prior to the expiration of the contract. During those specified periods, we defer the applicable percentage of the sales. An insignificant amount of sales related to these types of agreements was deferred and not yet recognized as revenue as of March 31, 2019 and April 1, 2018.
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
Discontinued Operations. On January 9, 2014, pursuant to an Asset Purchase Agreement, dated as of June 18, 2013 (the MicroPort Agreement), by and among us and MicroPort Scientific Corporation (MicroPort), we completed the divestiture and sale of our business operations operating under our prior OrthoRecon operating segment to MicroPort.
All historical operating results for the OrthoRecon business is reflected within discontinued operations in the condensed consolidated financial statements. See Note 4 for further discussion of discontinued operations. Other than Note 4, unless otherwise stated, all discussion of assets and liabilities in these Notes to the condensed consolidated financial statements reflects the assets and liabilities held and used in our continuing operations, and all discussion of revenues and expenses reflects those associated with our continuing operations.
Recent Accounting Pronouncements. On February 25, 2016, the FASB issued ASU 2016-02, Leases, and has subsequently issued several supplemental and/or clarifying ASUs (collectively ASC 842). ASC 842 introduces a lessee model that brings most leases on the balance sheet. The new standard also aligns many of the underlying principles of the new lessor model with those in FASB ASC 606, the FASB’s new revenue recognition standard (e.g., those related to evaluating when profit can be recognized). We adopted ASC 842 during the quarter ended March 31, 2019 using the hindsight practical expedient, the practical expedient for short-term leases, and the practical expedient package which primarily limited the need for reassessing lease classification on existing leases and allowed us to issue our financial statements showing comparative lease disclosures under previous GAAP. See additional details related to the impact of this adoption in Note 9.
On June 16, 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments and has subsequently issued several supplemental and/or clarifying ASUs. The new standard adds an impairment model (known as the current expected credit loss (CECL) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. The ASU will be effective for us beginning in fiscal year 2020. We do not believe this guidance will have a significant impact to our consolidated financial statements.
On August 29, 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40) to provide guidance on implementation costs incurred in a cloud computing arrangement (CCA) that is a service contract. Specifically, the ASU amends ASC 350 to include in its scope implementation costs of a CCA that is a service contract and clarifies that a customer should apply ASC 350-40, Internal Use Software, to determine which implementation costs should be capitalized in such a CCA. The ASU will be effective for us beginning in fiscal year 2020. We are in the initial phases of our adoption plans and, accordingly, we are unable to estimate any effect this may have on our consolidated financial statements.
3. Acquisitions
Cartiva, Inc.
On October 10, 2018, we completed the acquisition of Cartiva, Inc. (Cartiva), an orthopaedic medical device company focused on treatment of osteoarthritis of the great toe. Under the terms of the agreement with Cartiva, we acquired 100% of the outstanding equity on a fully diluted basis of Cartiva for a total price of $435 million in cash, subject to certain adjustments which totaled $1.1 million, as set forth in the purchase agreement, $0.7 million of which was refunded in 2019. We funded the acquisition with the proceeds from a registered underwritten public offering of 18.2 million ordinary shares which had net proceeds of $423.0 million. This acquisition adds a differentiated premarket approval (PMA) approved technology for a high-volume foot and ankle procedure

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

and further accelerates growth opportunities in our global extremities business. The results of operations of Cartiva are included in our condensed consolidated financial statements for all periods after completion of the acquisition.
The acquired business contributed net sales of $9.2 million and operating income of $3.4 million to our consolidated results of operations for the quarter ended March 31, 2019, which included $0.4 million of inventory step-up amortization, $0.4 million of transition expenses and $1.9 million of intangible asset amortization.
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
The acquisition was recorded by allocating the costs of the net assets acquired based on their estimated fair values at the acquisition date. The fair values were based on management’s analysis, including work performed by third-party valuation specialists. Wright’s estimates and assumptions are subject to change during the measurement period (up to one year from the acquisition date) as we finalize our valuations of assets acquired and liabilities assumed in connection with the acquisition. The primary areas of the purchase price allocation that are not yet finalized relate to identifiable intangible assets.
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

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Pro Forma Condensed Combined Financial Information (Unaudited)
The following unaudited pro forma combined financial information summarizes the results of operations for the periods indicated as if the Cartiva acquisition had been completed as of January 1, 2018.
Pro forma information reflects adjustments that are expected to have a continuing impact on our results of operations and are directly attributable to the acquisition. The unaudited pro forma results include adjustments to reflect the amortization of the inventory step-up and the incremental intangible asset amortization to be incurred based on the preliminary values of each identifiable intangible asset. The pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred as of January 1, 2018 or that may be obtained in the future, and do not reflect future synergies, integration costs, or other such costs or savings.

(in thousands)	Three months ended
	March 31, 2019	April 1, 2018
Net sales	$230,127	$207,444
Net loss from continuing operations	(29,904)	(20,154)
4. Discontinued Operations
For the three months ended March 31, 2019 and April 1, 2018, our loss from discontinued operations, net of tax, totaled $6.3 million and $5.6 million, respectively. Our operating results from discontinued operations during 2019 and 2018 were attributable primarily to expenses, net of insurance recoveries, associated with legacy Wright’s former OrthoRecon business as described in Note 13.
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
All current and historical operating results for the OrthoRecon business are reflected within discontinued operations in the condensed consolidated financial statements. The following table summarizes the results of discontinued operations for the OrthoRecon business (in thousands):

	Three months ended
	March 31, 2019	April 1, 2018
Net sales	$—	$—
Selling, general and administrative	6,345	5,437
Loss from discontinued operations before income taxes	(6,345)	(5,437)
Provision for income taxes	—	—
Total loss from discontinued operations, net of tax	$(6,345)	$(5,437)
We will incur continuing cash outflows associated with legal defense costs and the ultimate resolution of these contingent liabilities, net of insurance proceeds, until these liabilities are resolved. Cash used in operating activities by the OrthoRecon business totaled $23.2 million and $24.0 million for the three months ended March 31, 2019 and April 1, 2018, respectively.

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

5. Inventories
Inventories consist of the following (in thousands):

	March 31, 2019	December 30, 2018
Raw materials	$10,057	$9,612
Work-in-process	28,896	26,839
Finished goods	147,957	144,239
	$186,910	$180,690
6. Fair Value of Financial Instruments and Derivatives
We account for derivatives in accordance with FASB ASC 815, which establishes accounting and reporting standards requiring that derivative instruments be recorded on the balance sheet as either an asset or liability measured at fair value. Additionally, changes in the derivatives’ fair value shall be recognized currently in earnings unless specific hedge accounting criteria are met.
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

2023 Notes Conversion Derivative and Notes Hedges
On June 28, 2018, we issued $675 million aggregate principal amount of 1.625% cash exchangeable senior notes due 2023 (2023 Notes). See Note 10 of the condensed consolidated financial statements for additional information regarding the 2023 Notes. The 2023 Notes have a conversion derivative feature (2023 Notes Conversion Derivative) that requires bifurcation from the 2023 Notes in accordance with ASC Topic 815 and is accounted for as a derivative liability. The fair value of the 2023 Notes Conversion Derivative at the time of issuance of the 2023 Notes was $124.6 million.
In connection with the issuance of the 2023 Notes, we entered into hedges (2023 Notes Hedges) with certain option counterparties. The 2023 Notes Hedges, which are cash-settled, are generally intended to reduce our exposure to potential cash payments we are required to make upon conversion of the 2023 Notes in excess of the principal amount of converted notes if our ordinary share price exceeds the conversion price. The aggregate cost of the 2023 Notes Hedges which were purchased at the time of issuance of the 2023 Notes was $141.3 million.
On February 7, 2019, WMG issued $139.6 million aggregate principal amount of the 2023 Notes pursuant to the 2023 Notes Indenture (Additional 2023 Notes). The Additional 2023 Notes were delivered to certain accredited investors and/or qualified institutional buyers in exchange for $130.1 million aggregate principal amount of 2020 Notes. See Note 10 of the condensed consolidated financial statements for additional information regarding the Additional 2023 Notes and the exchange.
In connection with the above-described exchange, on January 30, 2019 and January 31, 2019, we, along with WMG, entered into cash-settled convertible note hedge transactions with certain option counterparties which are expected generally to reduce the net cash payments that WMG may be required to make upon conversion of the Additional 2023 Notes to the extent that such cash payments exceed the principal amount of the Additional 2023 Notes and the per share market price of our ordinary shares, as measured under the terms of the cash convertible note hedge transactions, is greater than the strike price of the cash convertible note hedge transactions, which is $33.37, corresponding to the initial conversion price of the Additional 2023 Notes, and is subject to anti-dilution adjustments generally similar to those applicable to the conversion rate of the 2023 Notes. WMG paid approximately $30.1 million in the aggregate to the option counterparties for the 2023 Notes Hedges that were issued in conjunction with the Additional 2023 Notes.
The 2023 Notes Hedges are accounted for as a derivative asset in accordance with ASC Topic 815. In connection with certain events, our option counterparties have the discretion to make certain adjustments to the 2023 Note Hedges, which may reduce the effectiveness of the 2023 Note Hedges.

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The following table summarizes the fair value and the presentation in our condensed consolidated balance sheets (in thousands) of the 2023 Notes Hedges and 2023 Notes Conversion Derivative:

	Location on condensed consolidated balance sheet	March 31, 2019	December 30, 2018
2023 Notes Hedges	Other assets	$201,257	$115,923
2023 Notes Conversion Derivative	Other liabilities	$201,431	$116,833
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
The fair value of the incremental 2023 Notes Conversion Derivative at the time of issuance of the Additional 2023 Notes was $28.9 million, and as the exchange was accounted for as a debt modification, this amount was recognized as a loss during the quarter ended March 31, 2019. Additionally, the following table summarizes the net gain (loss) on changes in fair value (in thousands) related to the 2023 Notes Hedges and 2023 Notes Conversion Derivative:

Three months ended
March 31, 2019
2023 Notes Hedges	$55,190
2023 Notes Conversion Derivative	(55,723)
Net (loss) on changes in fair value	$(533)
2021 Notes Conversion Derivative and Notes Hedges
On May 20, 2016, we issued $395 million aggregate principal amount of 2.25% cash convertible senior notes due 2021 (2021 Notes). See Note 10 of the condensed consolidated financial statements for additional information regarding the 2021 Notes. The 2021 Notes have a conversion derivative feature (2021 Notes Conversion Derivative) that requires bifurcation from the 2021 Notes in accordance with ASC Topic 815 and is accounted for as a derivative liability. The fair value of the 2021 Notes Conversion Derivative at the time of issuance of the 2021 Notes was $117.2 million.
In connection with the issuance of the 2021 Notes, we entered into hedges (2021 Notes Hedges) with two option counterparties. The 2021 Notes Hedges, which are cash-settled, are generally intended to reduce our exposure to potential cash payments we are required to make upon conversion of the 2021 Notes in excess of the principal amount of converted notes if our ordinary share price exceeds the conversion price. The aggregate cost of the 2021 Notes Hedges was $99.8 million and is accounted for as a derivative asset in accordance with ASC Topic 815. However, in connection with certain events, these option counterparties have the discretion to make certain adjustments to the 2021 Note Hedges, which may reduce the effectiveness of the 2021 Note Hedges.
The following table summarizes the fair value and the presentation in our condensed consolidated balance sheets (in thousands) of the 2021 Notes Hedges and 2021 Notes Conversion Derivative:

	March 31, 2019		December 30, 2018
	Location on condensed consolidated balance sheet	Amount	Location on condensed consolidated balance sheet	Amount
2021 Notes Hedges	Other current assets	$250,222	Other assets	$188,301
2021 Notes Conversion Derivative	Accrued expenses and other current liabilities	$248,299	Other liabilities	$187,539
As of March 31, 2019, the closing price of our ordinary shares was greater than 130% of the 2021 Notes conversion price for 20 or more of the 30 consecutive trading days preceding the quarter-end; and, therefore, the holders of the 2021 Notes may convert the notes during the succeeding quarterly period. Due to the ability of the holders of the 2021 Notes to convert the notes during this period, the carrying value of the 2021 Notes and the fair value of the 2021 Notes Conversion Derivative were classified as current liabilities, and the fair value of the 2021 Notes Hedges were classified as current assets as of March 31, 2019. The respective balances were classified as long-term as of December 30, 2018. We currently do not expect significant conversions because the

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

2021 Notes currently trade at a premium to the as-converted value, and a converting holder would forego future interest payments. However, any conversions would reduce our cash resources. We believe that, in the event that holders elect to exercise the conversion option, our cash resources and access to additional borrowings would provide the necessary liquidity.
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
Neither the 2021 Notes Conversion Derivative nor the 2021 Notes Hedges qualify for hedge accounting; thus, any changes in the fair value of the derivatives are recognized immediately in our condensed consolidated statements of operations. The following table summarizes the net gain (loss) on changes in fair value (in thousands) related to the 2021 Notes Hedges and 2021 Notes Conversion Derivative:

	Three months ended
	March 31, 2019	April 1, 2018
2021 Notes Hedges	$61,921	$(11,694)
2021 Notes Conversion Derivative	(60,760)	10,721
Net gain (loss) on changes in fair value	$1,161	$(973)
2020 Notes Conversion Derivative and Notes Hedges
On February 13, 2015, WMG issued $632.5 million aggregate principal amount of 2.00% cash convertible senior notes due 2020 (2020 Notes). See Note 10 of the condensed consolidated financial statements for additional information regarding the 2020 Notes. The 2020 Notes have a conversion derivative feature (2020 Notes Conversion Derivative) that requires bifurcation from the 2020 Notes in accordance with ASC Topic 815 and is accounted for as a derivative liability. The fair value of the 2020 Notes Conversion Derivative at the time of issuance of the 2020 Notes was $149.8 million.
In connection with the issuance of the 2020 Notes, WMG entered into hedges (2020 Notes Hedges) with three option counterparties. The 2020 Notes Hedges, which are cash-settled, are generally intended to reduce WMG’s exposure to potential cash payments that WMG is required to make upon conversion of the 2020 Notes in excess of the principal amount of converted notes if our ordinary share price exceeds the conversion price. The aggregate cost of the 2020 Notes Hedges was $144.8 million and is accounted for as a derivative asset in accordance with ASC Topic 815. However, in connection with certain events, these option counterparties have the discretion to make certain adjustments to the 2020 Note Hedges, which may reduce the effectiveness of the 2020 Note Hedges.
Concurrently with the issuance and sale of the 2021 Notes, certain holders of the 2020 Notes exchanged approximately $45 million aggregate principal amount of 2020 Notes for the 2021 Notes. We settled the associated portion of the 2020 Notes Conversion Derivative at a benefit of approximately $0.4 million and satisfied the accrued interest, which was not material. As part of this transaction, we also settled a portion of the 2020 Notes Hedges for $3.9 million.
Concurrently with the issuance and sale of the 2023 Notes, certain holders of the 2020 Notes exchanged approximately $400.9 million aggregate principal amount of their 2020 Notes for the 2023 Notes. As part of this transaction, we agreed to settle a pro rata portion of the 2020 Notes Hedges. We also agreed to repurchase a pro rata portion of the warrants associated with the 2020 Notes (2020 Warrants Derivative) and recorded a derivative liability which had a fair value of $27.3 million as of June 28, 2018. Prior to this agreement, the warrants were recorded within shareholders’ equity as, at that time, the warrants were expected to be net-share settled. The pricing of the settled portion of the 2020 Notes Hedges and 2020 Warrants Derivative was based on the volume-weighted average price of our stock price during July 9, 2018 and July 27, 2018, the unwind period. On July 30, 2018, we received proceeds of approximately $34.6 million related to the 2020 Notes Hedges and paid $24.0 million related to the 2020 Warrants Derivative, generating net proceeds of $10.6 million.
On February 7, 2019, WMG issued $139.6 million of Additional 2023 Notes. The Additional 2023 Notes were delivered to certain accredited investors and/or qualified institutional buyers in exchange for $130.1 million aggregate principal amount of 2020 Notes. See Note 10 of the condensed consolidated financial statements for additional information regarding the Additional 2023 Notes and the exchange.
In connection with the above described exchange, WMG also settled a pro rata share of the 2020 Notes Conversion Derivatives,2020 Notes Hedges, and warrants corresponding to the amount of 2020 Notes exchanged pursuant to this exchange. We received proceeds of approximately $16.8 million related to the 2020 Notes Hedges and paid approximately $11.0 million related to the 2020 Warrants Derivative, generating net proceeds of $5.8 million.

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The following table summarizes the fair value and the presentation in our condensed consolidated balance sheets (in thousands) of the 2020 Notes Hedges and 2020 Notes Conversion Derivative:

	Location on condensed consolidated balance sheet	March 31, 2019	December 30, 2018
2020 Notes Hedges	Other current assets	$9,223	$17,822
2020 Notes Conversion Derivative	Accrued expenses and other current liabilities	$8,991	$17,386
The holders of the 2020 Notes may convert their notes at any time prior to August 15, 2019 solely into cash upon satisfaction of certain circumstances as described in Note 10. On or after August 15, 2019, holders may convert their 2020 Notes solely into cash, regardless of the foregoing circumstances. Due to the ability of the holders of the 2020 Notes to convert within the next year, the carrying value of the 2020 Notes and the fair value of the 2020 Notes Conversion Derivatives were classified as current liabilities and the fair value of the 2020 Notes Hedges was classified as current assets as of March 31, 2019 and December 30, 2018.
The 2020 Notes Hedges and 2020 Notes Conversion Derivative are measured at fair value using Level 3 inputs. These instruments are not actively traded and are valued using an option pricing model that uses observable and unobservable market data for inputs.
Neither the 2020 Notes Conversion Derivative nor the 2020 Notes Hedges qualify for hedge accounting; thus, any change in the fair value of the derivatives is recognized immediately in our condensed consolidated statements of operations.
The pro rata share of the 2020 Notes Conversion Derivative that was settled as part of the Additional 2023 Notes exchange had a fair value of $16.3 million immediately prior to issuance of the Additional 2023 Notes which was recognized as a gain on settlement during the quarter ended March 31, 2019. Additionally, the following table summarizes the net gain (loss) on changes in fair value (in thousands) related to the 2020 Notes Hedges and 2020 Notes Conversion Derivative:

	Three months ended
	March 31, 2019	April 1, 2018
2020 Notes Hedges	$8,250	$(3,100)
2020 Notes Conversion Derivative	(7,882)	2,379
Net gain (loss) on changes in fair value	$368	$(721)
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

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The following assumptions were used in the fair market valuations as of March 31, 2019:

	2020 Notes Conversion Derivative	2020 Notes Hedge	2021 Notes Conversion Derivative	2021 Notes Hedge	2023 Notes Conversion Derivative	2023 Notes Hedge
Black Stock Volatility (1)	33.03%	33.03%	39.97%	39.97%	31.48%	31.48%
Credit Spread for Wright (2)	2.31%	N/A	3.88%	N/A	2.70%	N/A
Credit Spread for Deutsche Bank AG (3)	N/A	0.83%	N/A	N/A	N/A	1.51%
Credit Spread for Wells Fargo Securities, LLC (3)	N/A	0.20%	N/A	N/A	N/A	N/A
Credit Spread for JPMorgan Chase Bank (3)	N/A	0.21%	N/A	0.33%	N/A	0.41%
Credit Spread for Bank of America (3)	N/A	N/A	N/A	0.33%	N/A	0.42%

(1)	Volatility selected based on historical and implied volatility of ordinary shares of Wright Medical Group N.V.

(2)	Credit spread implied from traded price.

(3)	Credit spread of each bank is estimated using CDS curves. Source: Bloomberg.
Derivatives not Designated as Hedging Instruments
As a result of the acquired sales and distribution business of Surgical Specialties Australia Pty. Ltd in 2015, we had recorded the estimated fair value of future contingent consideration of approximately $0.9 million as of December 31, 2017 which was paid during the quarter ended April 1, 2018.
As a result of the acquired business of IMASCAP in 2017, we have recorded the estimated fair value of future contingent consideration of approximately €17.0 million, or approximately $19.1 million, related to the achievement of certain technical milestones and sales earnouts as of March 31, 2019. The estimated fair value of contingent consideration related to technical milestones totaled $12.6 million and $12.7 million as of March 31, 2019 and December 30, 2018, respectively, and is contingent upon the development and approval of a next generation reverse shoulder implant system and new software modules. The estimated fair value of contingent consideration related to sales earnouts totaled $6.5 million and $6.5 million as of March 31, 2019 and December 30, 2018, respectively, and is contingent upon the sale of certain guides and the next generation reverse shoulder implant system.
The fair values of the sales earn out contingent consideration as of March 31, 2019 and December 30, 2018 were determined using a discounted cash flow model and probability adjusted estimates of the future earnings and are classified in Level 3. The discount rate is 12% for the sales earn out contingent consideration.
The contingent consideration from the IMASCAP acquisition related to technical milestones is based on meeting certain developmental milestones for new software modules and for the FDA and CE approval for the next generation reverse shoulder implant system. The fair value of this contingent consideration as of March 31, 2019 and December 30, 2018 was determined using probability adjusted estimates of the future payments and is classified in Level 3. The discount rate is approximately 6% for the contingent consideration related to technical milestones. A change in the discount rate would have limited impact on our profits or the fair value of this contingent consideration.
On March 1, 2013, as part of our acquisition of BioMimetic Therapeutics, Inc. (BioMimetic), we issued Contingent Value Rights (CVRs) as part of the merger consideration. Each CVR entitled its holder to receive additional cash payments of up to $6.50 per share, which were payable upon receipt of FDA approval of AUGMENT® Bone Graft and upon achieving certain revenue milestones. On September 1, 2015, AUGMENT® Bone Graft received FDA approval and the first of the milestone payments associated with the CVRs was paid out at $3.50 per share, which totaled $98.1 million. The CVR agreement also provided for a revenue milestone payment equal to $1.50 per share, or $42 million, to be paid if, prior to March 1, 2019, sales of AUGMENT® Bone Graft reached $40 million over 12 consecutive months. Sales for AUGMENT® Bone Graft reached $40 million for the 12 months ended October 28, 2018, and this milestone payment was paid during the fourth quarter of 2018. The CVR agreement also provided for a second revenue milestone equal to $$1.50 per share, or $42 million, if, prior to March 1, 2019, sales of AUGMENT® Bone Graft reach $70 million over 12 consecutive months. This milestone was not met before the termination of the CVRs. There were no CVRs outstanding as of March 31, 2019, as the agreement terminated on March 1, 2019. The fair value of the CVRs outstanding

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

at December 30, 2018 was $0.4 million and was determined using the closing price of the security in the active market (Level 1), and is reflected within “Accrued expenses and other current liabilities” on our condensed consolidated balance sheet. For the three months ended March 31, 2019 and April 1, 2018, the change in the fair value of the CVRs resulted in a gain of $0.4 million and $3.9 million, respectively.
The carrying value of cash and cash equivalents, accounts receivable, and accounts payable approximates the fair value of these financial instruments at March 31, 2019 and December 30, 2018 due to their short maturities and variable rates.
The following tables summarize the valuation of our financial instruments (in thousands):

	Total	Quoted prices in active markets (Level 1)	Prices with other observable inputs (Level 2)	Prices with unobservable inputs (Level 3)
At March 31, 2019
Assets
Cash and cash equivalents	$161,516	$161,516	$—	$—
2020 Notes Hedges	9,223	—	—	9,223
2021 Notes Hedges	250,222	—	—	250,222
2023 Notes Hedges	201,257	—	—	201,257
Total	$622,218	$161,516	$—	$460,702

Liabilities
2020 Notes Conversion Derivative	$8,991	$—	$—	$8,991
2021 Notes Conversion Derivative	248,299	—	—	248,299
2023 Notes Conversion Derivative	201,431	—	—	201,431
Contingent consideration	19,191	—	—	19,191
Total	$477,912	$—	$—	$477,912

	Total	Quoted prices in active markets (Level 1)	Prices with other observable inputs (Level 2)	Prices with unobservable inputs (Level 3)
At December 30, 2018
Assets
Cash and cash equivalents	$191,351	$191,351	$—	$—
2020 Notes Hedges	17,822	—	—	17,822
2021 Notes Hedges	188,301	—	—	188,301
2023 Notes Hedges	115,923	—	—	115,923
Total	$513,397	$191,351	$—	$322,046

Liabilities
2020 Notes Conversion Derivative	$17,386	$—	$—	$17,386
2021 Notes Conversion Derivative	187,539	—	—	187,539
2023 Notes Conversion Derivative	116,833	—	—	116,833
Contingent consideration	19,248	—	—	19,248
Contingent consideration (CVRs)	420	420	—	—
Total	$341,426	$420	$—	$341,006

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The following is a roll forward of our assets and liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) (in thousands):

	Balance at December 30, 2018	Additions	Transfers into Level 3	Gain/(loss) on fair value adjustments included in earnings	Gain/(loss) on issuance/settlement included in earnings	Settlements	Currency	Balance at March 31, 2019

2020 Notes Hedges	$17,822	$—	$—	$8,250	$—	$(16,849)	$—	$9,223
2020 Notes Conversion Derivative	$(17,386)	—	—	(7,882)	16,277	—	—	$(8,991)
2021 Notes Hedges	$188,301	—	—	61,921	—	—	—	$250,222
2021 Notes Conversion Derivative	$(187,539)	—	—	(60,760)	—	—	—	$(248,299)
2023 Notes Hedges	$115,923	30,144	—	55,190	—	—	—	$201,257
2023 Notes Conversion Derivative	$(116,833)	—	—	(55,723)	(28,875)	—	—	$(201,431)
Contingent consideration	$(19,248)	—	—	(92)	—	—	149	$(19,191)
7. Property, Plant and Equipment
Property, plant and equipment, net consists of the following (in thousands):

	March 31, 2019	December 30, 2018
Property, plant and equipment, at cost	$562,393	$534,366
Less: Accumulated depreciation	(329,025)	(309,437)
	$233,368	$224,929
8. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill occurring during the three months ended March 31, 2019 and April 1, 2018 are as follows (in thousands):

	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Total
Goodwill at December 30, 2018	$569,970	$627,850	$71,134	$1,268,954
Foreign currency translation	—	(1,549)	(4,880)	(6,429)
Goodwill at March 31, 2019	$569,970	$626,301	$66,254	$1,262,525

Goodwill at December 31, 2017	$218,525	$630,650	$84,487	$933,662
Foreign currency translation	—	3,275	5,642	8,917
Goodwill at April 1, 2018	$218,525	$633,925	$90,129	$942,579
Goodwill is recognized for the excess of the purchase price over the fair value of net assets of businesses acquired. Goodwill is required to be tested for impairment at least annually. Unless circumstances otherwise dictate, the annual impairment test is performed in the fourth quarter annually.
Following the December 2017 IMASCAP acquisition, foreign currency translation has been reported within the U.S. Upper Extremities segment. While the IMASCAP offices are located in France and the majority of their operations have a functional currency of the Euro, the results of the IMASCAP business are managed by the U.S. Upper Extremities segment.

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The components of our identifiable intangible assets, net, are as follows (in thousands):

	March 31, 2019		December 30, 2018
	Cost	Accumulated amortization	Cost	Accumulated amortization
Indefinite life intangibles:
In-process research and development (IPRD) technology	$6,180	$—	$6,262	$—

Finite life intangibles:
Completed technology	172,597	58,969	174,596	55,114
Licenses	9,247	1,996	6,547	1,851
Customer relationships	181,280	33,373	179,605	30,935
Trademarks	14,014	11,589	14,048	11,564
Non-compete agreements	3,332	2,499	3,252	2,514
Other	766	766	764	764
Total finite life intangibles	381,236	$109,192	378,812	$102,742

Total intangibles	387,416		385,074
Less: Accumulated amortization	(109,192)		(102,742)
Intangible assets, net	$278,224		$282,332
Based on the total finite life intangible assets held at March 31, 2019, we expect amortization expense of approximately $30.6 million in 2019, $30.0 million in 2020, $29.9 million in 2021, $29.7 million in 2022, and $29.6 million in 2023.
9. Leases
We lease various manufacturing, warehousing and distribution facilities, administrative and sales offices as well as equipment under operating leases. We evaluate our contracts to identify leases, which are generally deemed to exist if there is an identified asset over which we have the right to direct its use and from which we obtain substantially all of the economic benefit from its use. Certain of our lease agreements contain rent escalation clauses, rent holidays, and other lease concessions. We recognize our minimum rental expense on a straight-line basis over the term of the lease beginning with the date of initial control of the asset. With the adoption of ASC 842 we recognized all operating leases with terms greater than twelve months in duration on our condensed consolidated balance sheet as of December 31, 2018 as right-of-use assets and lease liabilities which totaled approximately $30 million. Additionally, we recorded a cumulative adjustment of $0.2 million to our accumulated deficit upon adoption. We adopted the standard using the prospective approach and did not retrospectively apply it to prior periods.
We have made certain assumptions and judgments when applying ASC 842, the most significant of which are:

•
We elected the package of practical expedients available for transition which allows us to not reassess whether expired or existing contracts contain leases under the new definition of a lease, lease classification for expired or existing leases and whether previously capitalized initial direct costs would qualify for capitalization under ASC 842.

•	We elected to use hindsight when considering judgments and estimates such as assessments of lessee options to extend or terminate a lease or purchase the underlying asset.

•	For all asset classes, we elected to not recognize a right-of-use asset and lease liability for short-term leases.

•
For all asset classes, we elected to not separate non-lease components from lease components to which they relate and have accounted for the combined lease and non-lease components as a single lease component.

•
The determination of the discount rate used in a lease is our incremental borrowing rate which is based on what we would normally pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term.

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Our net ROU assets under operating leases are included within Other Assets on our condensed consolidated balance sheet and include the following (in thousands):

March 31, 2019
Buildings	$25,334
Machinery and equipment	2,219
Furniture, fixtures and office equipment	1,385
$28,938
At March 31, 2019, future minimum lease payments under operating lease obligations, together with the present value of the net minimum lease payments, are included within Accrued expenses and other current liabilities and Other liabilities as follows (in thousands):

2019	$6,988
2020	7,509
2021	5,859
2022	4,286
2023	2,841
Thereafter	8,154
Total minimum payments	35,637
Less amount representing interest	(6,675)
Present value of minimum lease payments	28,962
Current portion	(7,847)
Long-term portion	$21,115
Prior to the adoption of ASC 842, operating leases were expensed ratably over the lease period and were not reflected within our balance sheet as of December 30, 2018. Future minimum payments, by year and in the aggregate, under non-cancelable operating leases with initial or remaining lease terms of one year or more, were as follows at December 30, 2018 (in thousands):

2019	$9,606
2020	7,498
2021	6,019
2022	4,433
2023	2,678
Thereafter	10,998
Total minimum payments	$41,232
The components of property, plant and equipment recorded under finance leases consist of the following (in thousands):

	March 31, 2019	December 30, 2018
Buildings	$12,017	$12,017
Machinery and equipment	28,004	24,331
Furniture, fixtures and office equipment	544	559
	40,565	36,907
Less: Accumulated depreciation	(13,131)	(11,906)
	$27,434	$25,001

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Future minimum lease payments under finance lease obligations, together with the present value of the net minimum lease payments, are as follows (in thousands):

	March 31, 2019	December 30, 2018
2019	$6,183	$7,369
2020	7,005	6,106
2021	5,271	4,545
2022	4,296	3,553
2023	2,961	2,430
Thereafter	4,841	4,682
Total minimum payments	30,557	28,685
Less amount representing interest	(3,033)	(3,146)
Present value of minimum lease payments	27,524	25,539
Current portion	(7,048)	(6,384)
Long-term portion	$20,476	$19,155
Amounts recorded within our condensed consolidated statement of operations for the three months ended March 31, 2019 related to leased assets are as follows (in thousands):

March 31, 2019
Lease cost
Finance lease cost:
Depreciation	$1,225
Interest on lease liabilities	269
Operating lease cost	2,621
Short-term lease cost	42
Variable lease cost	105
Total lease cost	$4,262

Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$269
Operating cash flows from operating leases	$2,566
Financing cash flows from finance leases	$1,793
Weighted-average remaining lease term - finance leases	5.05
Weighted-average remaining lease term - operating leases	5.80
Weighted-average discount rate - finance leases	4.63%
Weighted-average discount rate - operating leases	7.25%

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

10. Debt and Finance Lease Obligations
Debt and finance lease obligations consist of the following (in thousands):

	March 31, 2019	December 30, 2018
Finance lease obligations	$27,524	$25,539

2023 Notes	675,973	548,076
2021 Notes [1]	326,913	321,286
2020 Notes [1]	53,350	173,533
Term Loan Facility	19,056	18,979
Asset-based line of credit	20,186	17,761
Other debt	9,028	9,953
	1,132,030	1,115,127
Less: Current portion [1]	(410,311)	(201,686)
	$721,719	$913,441
_______________________

[1]
As of March 31, 2019, the closing price of our ordinary shares was greater than 130% of the 2021 Notes conversion price for 20 or more of the 30 consecutive trading days preceding the quarter-end; and, therefore, the holders of the 2021 Notes may convert the notes during the succeeding quarterly period. Due to the ability of the holders of the 2021 Notes to convert the notes during this period, the carrying value of the 2021 Notes were classified as current liabilities as of March 31, 2019. The holders of the 2020 Notes may convert their notes at any time prior to August 15, 2019 solely into cash upon satisfaction of certain circumstances as described below. On or after August 15, 2019, holders may convert their 2020 Notes solely into cash, regardless of the foregoing circumstances. Due to the ability of the holders of the 2020 Notes to convert within the next year, the carrying value of the 2020 Notes were classified as current liabilities as of March 31, 2019 and December 30, 2018.

2023 Notes
On June 28, 2018, WMG issued $675 million aggregate principal amount of the 2023 Notes pursuant to an indenture (2023 Notes Indenture), dated as of June 28, 2018, with The Bank of New York Mellon Trust Company, N.A., as trustee. The 2023 Notes are fully and unconditionally guaranteed by us on a senior unsecured basis. The 2023 Notes are referred to as “exchangeable” in the 2023 Notes Indenture because they were issued by WMG, not us. The 2023 Notes require interest to be paid at an annual rate of 1.625% semi-annually in arrears on each June 15 and December 15 and will mature on June 15, 2023 unless earlier converted or repurchased. The 2023 Notes are convertible, subject to certain conditions, solely into cash. The initial conversion rate for the 2023 Notes is 29.9679 ordinary shares (subject to adjustment as provided in the 2023 Notes Indenture) per $1,000 principal amount of the 2023 Notes (subject to, and in accordance with, the settlement provisions of the 2023 Notes Indenture), which is equal to an initial conversion price of approximately $33.37 per ordinary share. WMG may not redeem the 2023 Notes prior to the maturity date, and no “sinking fund” is available for the 2023 Notes, which means that WMG is not required to redeem or retire the 2023 Notes periodically.
The holders of the 2023 Notes may convert their 2023 Notes at any time prior to the close of business on the business day immediately preceding December 15, 2022 solely into cash, in multiples of $1,000 principal amount, upon satisfaction of one or more of the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2018 (and only during such calendar quarter), if the last reported sale price of our ordinary shares for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of 2023 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our ordinary shares and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On or after December 15, 2022 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2023 Notes solely into cash, regardless of the foregoing circumstances. Upon conversion, a holder will receive an amount in cash, per $1,000 principal amount of the 2023 Notes, equal to the settlement amount as calculated under the 2023 Notes Indenture. If a fundamental change, as defined in the 2023 Notes Indenture, occurs, subject to certain conditions, holders of the 2023 Notes will have the option to require WMG to repurchase for cash all or a portion of their 2023 Notes at a

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

repurchase price equal to 100% of the principal amount of the 2023 Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date, as defined in the 2023 Notes Indenture. In addition, following a make-whole fundamental change, as defined in the 2023 Notes Indenture, that occurs prior to the maturity date, WMG, under certain circumstances, will increase the applicable conversion rate for a holder that elects to convert its 2023 Notes in connection with such make-whole fundamental change. Our guarantee of the 2023 Notes is our senior unsecured obligation that ranks: (i) senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the guarantee; (ii) equal in right of payment to any of our unsecured indebtedness that is not so subordinated; (iii) effectively junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and (iv) structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries. As a result of the issuance of the 2023 Notes, we recorded deferred financing charges of approximately $12.4 million.
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
On February 7, 2019, WMG issued $139.6 million aggregate principal amount of Additional 2023 Notes. The Additional 2023 Notes were delivered to certain accredited investors and/or qualified institutional buyers in exchange for $130.1 million aggregate principal amount of 2020 Notes. For each $1,000 principal amount of 2020 Notes validly submitted for exchange, WMG delivered $1,072.40 principal amount of Additional 2023 Notes to the exchanging investor (subject, in each case, to rounding to the nearest $1,000 aggregate principal amount for each such exchanging investor). As this was a debt modification, a pro rata share of the 2020 Notes discount and deferred financing costs which totaled $7.4 million and $0.9 million, respectively, was transferred to the 2023 Notes discount and deferred financing costs. Additionally, the 2023 Notes discount was adjusted in order for net debt to remain the same subsequent to the exchange. The discount and deferred financing costs will be amortized over the remaining term of the 2023 Notes using the effective interest method. For the three months ended March 31, 2019, we recorded $5.5 million of interest expense related to the amortization of the debt discount.
The components of the 2023 Notes were as follows (in thousands):

	March 31, 2019	December 30, 2018
Principal amount of 2023 Notes	$814,556	$675,000
Unamortized debt discount	(125,881)	(114,554)
Unamortized debt issuance costs	(12,702)	(12,370)
Net carrying amount of 2023 Notes	$675,973	$548,076
The estimated fair value of the 2023 Notes was approximately $916.0 million at March 31, 2019, based on a quoted price in an active market (Level 1).
We and WMG entered into 2023 Notes Hedges in connection with the issuance of the 2023 Notes with certain option counterparties. The 2023 Notes Hedges, which are cash-settled, are generally intended to reduce WMG’s exposure to potential cash payments that WMG would be required to make if holders elect to convert the 2023 Notes at a time when our ordinary share price exceeds the conversion price. However, in connection with certain events, including, among others, (i) a merger or other make-whole fundamental change; (ii) certain hedging disruption events, which may include changes in tax laws, an increase in the cost of borrowing our ordinary shares in the market or other material increases in the cost to the option counterparties of hedging the 2023 Note Hedges; (iii) our or WMG’s failure to perform certain obligations under the 2023 Notes Indenture or under the 2023 Notes Hedges; (iv) certain defaults on our, WMG’s or any our other subsidiary’s indebtedness in excess of $25 million; or (v) if we, WMG or any of our significant subsidiaries become insolvent or otherwise becomes subject to bankruptcy proceedings, the option counterparties have the discretion to terminate the 2023 Notes Hedges, which may reduce the effectiveness of the 2023 Notes Hedges. In addition, the option counterparties have broad discretion to make certain adjustments to the 2023 Notes Hedges and warrant transactions upon the occurrence of certain other events, including, among others, (i) any adjustment to the conversion rate of the 2023 Notes; or (ii) upon the announcement of certain significant corporate events, including events that may give rise to a termination event as described above, such as the announcement of a third-party tender offer. Any such adjustment may also reduce the effectiveness of the 2023 Note Hedges. The 2023 Notes Hedges are accounted for as a derivative asset in accordance with ASC Topic 815. See Note 6 of the condensed consolidated financial statements for additional information regarding the 2023 Notes Hedges and the 2023 Notes Conversion Derivative.

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

We also entered into warrant transactions in which we sold warrants that are initially exercisable into 20.2 million ordinary shares to the two option counterparties, subject to adjustment upon the occurrence of certain events, for an aggregate of $102.1 million. The strike price of the warrants is $40.86 per share, which was 50% above the last reported sale price of our ordinary shares on June 20, 2018. The warrants are expected to be net-share settled and exercisable over the 120-trading day period beginning on September 15, 2023. The warrant transactions will have a dilutive effect on our ordinary shares to the extent that the market value per ordinary share during such period exceeds the applicable strike price of the warrants. However, in connection with certain events, these option counterparties have the discretion to make certain adjustments to warrant transactions, which may increase our obligations under the warrant transactions.
On January 30, 2019 and January 31, 2019, we, along with WMG, entered into cash-settled convertible note hedge transactions with certain option counterparties, which are expected generally to reduce the net cash payments that WMG may be required to make upon conversion of the Additional 2023 Notes to the extent that such cash payments exceed the principal amount of the Additional 2023 Notes and the per share market price of our ordinary shares, as measured under the terms of the cash convertible note hedge transactions, is greater than the strike price of the cash convertible note hedge transactions, corresponding to the initial conversion price of the Additional 2023 Notes, and is subject to anti-dilution adjustments generally similar to those applicable to the conversion rate of the 2023 Notes.
On the same day, we also entered into warrant transactions with the option counterparties in which we agreed to sell the option counterparties warrants that are initially exercisable into 4.2 million ordinary shares and subject to adjustment upon the occurrence of certain events. The strike price of the warrants will initially be $40.86 per ordinary share, which is approximately 36.3% above the last reported sale price of the ordinary shares on January 30, 2019, as reported on the Nasdaq Global Select Market. The warrant transactions will have a dilutive effect on the ordinary shares to the extent that the market price per ordinary share, as measured under the terms of the warrant transactions, exceeds the strike price of the warrants. WMG paid approximately $30.1 million in the aggregate to the option counterparties for the note hedge transactions, and received approximately $21.2 million in the aggregate from the option counterparties for the warrants, resulting in a net cost to us of approximately $8.9 million.
Aside from the initial premiums to the option counterparties and subject to the right of the option counterparties to terminate the 2023 Notes Hedges in certain circumstances, we do not expect to be required to make any cash payments to the option counterparties under the 2023 Notes Hedges and expect to be entitled to receive from the option counterparties cash, generally equal to the amount by which the market price per ordinary share exceeds the strike price of the convertible note hedging transactions during the relevant valuation period. The strike price under the 2023 Notes Hedges is initially equal to the conversion price of the 2023 Notes. However, in connection with certain events, these option counterparties have the discretion to make certain adjustments to the 2023 Note Hedges, which may reduce the effectiveness of the 2023 Note Hedges. Additionally, if the market value per ordinary share exceeds the strike price on any settlement date under the warrant transaction, we will generally be obligated to issue to the option counterparties in the aggregate a number of shares equal in value to one percent of the amount by which the then-current market value of one ordinary share exceeds the then-effective strike price of each warrant, multiplied by the number of ordinary shares into which the 2023 Notes are initially convertible. We will not receive any additional proceeds if warrants are exercised.
As described in more detail below, concurrently with the issuance and sale of the 2023 Notes, certain holders of the 2020 Notes exchanged their 2020 Notes for the 2023 Notes.
2021 Notes
On May 20, 2016, we issued $395 million aggregate principal amount of the 2021 Notes pursuant to an indenture (2021 Notes Indenture), dated as of May 20, 2016, between us and The Bank of New York Mellon Trust Company, N.A., as trustee. The 2021 Notes require interest to be paid at an annual rate of 2.25% semi-annually in arrears on each May 15 and November 15 and will mature on November 15, 2021 unless earlier converted or repurchased. The 2021 Notes are convertible, subject to certain conditions, solely into cash. The initial conversion rate for the 2021 Notes will be 46.8165 ordinary shares (subject to adjustment as provided in the 2021 Notes Indenture) per $1,000 principal amount of the 2021 Notes (subject to, and in accordance with, the settlement provisions of the 2021 Notes Indenture), which is equal to an initial conversion price of approximately $21.36 per ordinary share. We may not redeem the 2021 Notes prior to the maturity date, and no “sinking fund” is available for the 2021 Notes, which means we are not required to redeem or retire the 2021 Notes periodically.
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
As of March 31, 2019, the closing price of our ordinary shares was greater than 130% of the 2021 Notes conversion price for 20 or more of the 30 consecutive trading days preceding the quarter-end; and, therefore, the holders of the 2021 Notes may convert the notes during the succeeding quarterly period. Due to the ability of the holders of the 2021 Notes to convert the notes during this period, the carrying value of the 2021 Notes and the fair value of the 2021 Notes Conversion Derivative were classified as current liabilities, and the fair value of the 2021 Notes Hedges were classified as current assets as of March 31, 2019. The respective balances were classified as long-term as of December 30, 2018. We currently do not expect significant conversions because the 2021 Notes currently trade at a premium to the as-converted value, and a converting holder would forego future interest payments. However, any conversions would reduce our cash resources. We believe that, in the event that holders elect to exercise the conversion option, our cash resources and access to additional borrowings would provide the necessary liquidity.
The 2021 Notes Conversion Derivative requires bifurcation from the 2021 Notes in accordance with ASC Topic 815, Derivatives and Hedging, and is accounted for as a derivative liability. See Note 6 for additional information regarding the 2021 Notes Conversion Derivative. The fair value of the 2021 Notes Conversion Derivative at the time of issuance of the 2021 Notes was $117.2 million and was recorded as original debt discount for purposes of accounting for the debt component of the 2021 Notes. This discount is amortized as interest expense using the effective interest method over the term of the 2021 Notes. For the three months ended March 31, 2019 and April 1, 2018, we recorded $5.3 million and $4.8 million of interest expense, respectively, related to the amortization of the debt discount.
The components of the 2021 Notes were as follows (in thousands):

	March 31, 2019	December 30, 2018
Principal amount of 2021 Notes	$395,000	$395,000
Unamortized debt discount	(64,085)	(69,382)
Unamortized debt issuance costs	(4,002)	(4,332)
Net carrying amount of 2021 Notes	$326,913	$321,286
The estimated fair value of the 2021 Notes was approximately $611.8 million at March 31, 2019, based on a quoted price in an active market (Level 1).
We entered into 2021 Notes Hedges in connection with the issuance of the 2021 Notes with two counterparties. The 2021 Notes Hedges, which are cash-settled, are generally intended to reduce our exposure to potential cash payments that we would be required to make if holders elect to convert the 2021 Notes at a time when our ordinary share price exceeds the conversion price. However, in connection with certain events, including, among others, (i) a merger or other make-whole fundamental change (as defined in the 2021 Notes Indenture); (ii) certain hedging disruption events, which may include changes in tax laws, an increase in the cost of borrowing our ordinary shares in the market or other material increases in the cost to the option counterparties of hedging the 2021 Note Hedges; (iii) our failure to perform certain obligations under the 2021 Notes Indenture or under the 2021 Notes Hedges; (iv) certain payment defaults on our existing indebtedness in excess of $25 million; or (v) if we or any of our significant subsidiaries become insolvent or otherwise becomes subject to bankruptcy proceedings, the option counterparties have the discretion to

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

terminate the 2021 Notes Hedges, which may reduce the effectiveness of the 2021 Notes Hedges. In addition, the option counterparties have broad discretion to make certain adjustments to the 2021 Notes Hedges and warrant transactions upon the occurrence of certain other events, including, among others, (i) any adjustment to the conversion rate of the 2021 Notes; or (ii) upon the announcement of certain significant corporate events, including events that may give rise to a termination event as described above, such as the announcement of a third-party tender offer. Any such adjustment may also reduce the effectiveness of the 2021 Note Hedges. The 2021 Notes Hedges are accounted for as a derivative asset in accordance with ASC Topic 815. See Note 6 of the condensed consolidated financial statements for additional information regarding the 2021 Notes Hedges and the 2021 Notes Conversion Derivative.
We also entered into warrant transactions in which we sold warrants for an aggregate of 18.5 million ordinary shares to the two option counterparties, subject to adjustment, for an aggregate of $54.6 million. The strike price of the warrants is $30.00 per share, which was 69% above the last reported sale price of our ordinary shares on May 12, 2016. The warrants are expected to be net-share settled and exercisable over the 100-trading day period beginning on February 15, 2022. The warrant transactions will have a dilutive effect on our ordinary shares to the extent that the market value per ordinary share during such period exceeds the applicable strike price of the warrants. However, in connection with certain events, these option counterparties have the discretion to make certain adjustments to warrant transactions, which may increase our obligations under the warrant transactions.
Aside from the initial premium to the option counterparties and subject to the right of the option counterparties to terminate the 2021 Notes Hedges in certain circumstances, we do not expect to be required to make any cash payments to the option counterparties under the 2021 Notes Hedges and expect to be entitled to receive from the option counterparties cash, generally equal to the amount by which the market price per ordinary share exceeds the strike price of the convertible note hedging transactions during the relevant valuation period. The strike price under the 2021 Notes Hedges is initially equal to the conversion price of the 2021 Notes. However, in connection with certain events, these option counterparties have the discretion to make certain adjustments to the 2021 Note Hedges, which may reduce the effectiveness of the 2021 Note Hedges. Additionally, if the market value per ordinary share exceeds the strike price on any settlement date under the warrant transaction, we will generally be obligated to issue to the option counterparties in the aggregate a number of shares equal in value to one percent of the amount by which the then-current market value of one ordinary share exceeds the then-effective strike price of each warrant, multiplied by the number of ordinary shares into which the 2021 Notes are initially convertible. We will not receive any additional proceeds if warrants are exercised.
2020 Notes
On February 13, 2015, WMG issued $632.5 million aggregate principal amount of the 2020 Notes pursuant to an indenture (2020 Notes Indenture), dated as of February 13, 2015 between WMG and The Bank of New York Mellon Trust Company, N.A., as trustee. The 2020 Notes require interest to be paid semi-annually on each February 15 and August 15 at an annual rate of 2.00%, and mature on February 15, 2020 unless earlier converted or repurchased. The 2020 Notes were initially issued whereby they were convertible at the option of the holder, during certain periods and subject to certain conditions described below, solely into cash at an initial conversion rate of 32.3939 shares of WMG common stock per $1,000 principal amount of the 2020 Notes, subject to adjustment upon the occurrence of certain events, which represented an initial conversion price of approximately $30.87 per share of WMG common stock. On November 24, 2015, we executed a supplemental indenture, fully and unconditionally guaranteeing, on a senior unsecured basis, WMG’s obligations relating to the 2020 Notes, changing the underlying reference securities from WMG common stock to our ordinary shares and making a corresponding adjustment to the conversion price. From and after the effective time of the Wright/Tornier merger, (i) all calculations and other determinations with respect to the 2020 Notes previously based on references to WMG common stock are calculated or determined by reference to our ordinary shares, and (ii) the conversion rate (as defined in the 2020 Notes Indenture) for the 2020 Notes was adjusted to a conversion rate of 33.39487 ordinary shares (subject to adjustment as provided in the 2020 Notes Indenture) per $1,000 principal amount of the 2020 Notes, which represents a conversion price of approximately $29.94 per ordinary share (subject to, and in accordance with, the settlement provisions of the 2020 Notes Indenture). The 2020 Notes may not be redeemed by WMG prior to the maturity date, and no “sinking fund” is available for the 2020 Notes, which means that WMG is not required to redeem or retire the 2020 Notes periodically.
The holders of the 2020 Notes may convert their notes at any time prior to August 15, 2019 solely into cash, in multiples of $1,000 principal amount, upon satisfaction of one or more of the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2015 (and only during such calendar quarter), if the last reported sale price of our ordinary shares for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of 2020 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our ordinary shares and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. The Wright/Tornier merger did not result in a conversion right for holders of the 2020 Notes. On or

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

after August 15, 2019 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2020 Notes solely into cash, regardless of the foregoing circumstances. Upon conversion, a holder will receive an amount in cash, per $1,000 principal amount of the 2020 Notes, equal to the settlement amount as calculated under the 2020 Notes Indenture. If WMG undergoes a fundamental change, as defined in the 2020 Notes Indenture, subject to certain conditions, holders of the 2020 Notes will have the option to require WMG to repurchase for cash all or a portion of their notes at a purchase price equal to 100% of the principal amount of the 2020 Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date, as defined in the 2020 Notes Indenture. In addition, following certain corporate transactions, WMG, under certain circumstances, will increase the applicable conversion rate for a holder that elects to convert its 2020 Notes in connection with such corporate transaction. The 2020 Notes are senior unsecured obligations that rank: (i) senior in right of payment to any of WMG’s indebtedness that is expressly subordinated in right of payment to the 2020 Notes; (ii) equal in right of payment to any of WMG’s unsecured indebtedness that is not so subordinated; (iii) effectively junior in right of payment to any secured indebtedness to the extent of the value of the assets securing such indebtedness; and (iv) structurally junior to all indebtedness and other liabilities (including trade payables) of WMG’s subsidiaries. In conjunction with the issuance of the 2020 Notes, we recorded deferred financing charges of approximately $18.1 million.
Due to the ability of the holders of the 2020 Notes to convert within the next year, the carrying value of the 2020 Notes and the fair value of the 2020 Notes Conversion Derivatives were classified as current liabilities and the fair value of the 2020 Notes Hedges was classified as current assets as of March 31, 2019 and December 30, 2018.
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
On February 7, 2019, WMG issued $139.6 million aggregate principal amount of Additional 2023 Notes. The Additional 2023 Notes were delivered to certain accredited investors and/or qualified institutional buyers in exchange for $130.1 million aggregate principal amount of 2020 Notes. For each $1,000 principal amount of 2020 Notes validly submitted for exchange, WMG delivered $1,072.40 principal amount of Additional 2023 Notes to the exchanging investor (subject, in each case, to rounding to the nearest $1,000 aggregate principal amount for each such exchanging investor). As this was a debt modification, a pro rata share of the 2020 Notes discount and deferred financing costs which totaled $7.4 million and $0.9 million, respectively, was transferred to the 2023 Notes discount and deferred financing costs. Additionally, the 2023 Notes discount was adjusted in order for net debt to remain the same subsequent to the exchange. The discount and deferred financing costs will be amortized over the remaining term of the 2020 Notes using the effective interest method. For the three months ended March 31, 2019 and April 1, 2018, we recorded $1.4 million and $7.2 million of interest expense, respectively, related to the amortization of the debt discount.

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The components of the 2020 Notes were as follows (in thousands):

	March 31, 2019	December 30, 2018
Principal amount of 2020 Notes	$56,455	$186,589
Unamortized debt discount	(2,769)	(11,642)
Unamortized debt issuance costs	(336)	(1,414)
Net carrying amount of 2020 Notes	$53,350	$173,533
The estimated fair value of the 2020 Notes was approximately $64.0 million at March 31, 2019, based on a quoted price in an active market (Level 1).
WMG entered into the 2020 Notes Hedges in connection with the issuance of the 2020 Notes with three option counterparties. See Note 6 of the condensed consolidated financial statements for additional information on the 2020 Notes Hedges. The 2020 Notes Hedges, which are cash-settled, are generally intended to reduce WMG’s exposure to potential cash payments that WMG would be required to make if holders elect to convert the 2020 Notes at a time when our ordinary share price exceeds the conversion price. However, in connection with certain events, including, among others, (i) a merger or other make-whole fundamental change (as defined in the 2020 Notes indenture); (ii) certain hedging disruption events, which may include changes in tax laws, an increase in the cost of borrowing our ordinary shares in the market or other material increases in the cost to the option counterparties of hedging the 2020 Note Hedges; (iii) WMG’s failure to perform certain obligations under the 2020 Notes Indenture or under the 2020 Notes Hedges; (iv) certain payment defaults on WMG’s existing indebtedness in excess of $25 million; or (v) if WMG or any of its significant subsidiaries become insolvent or otherwise becomes subject to bankruptcy proceedings, the option counterparties have the discretion to terminate the 2020 Note Hedges at a value determined by them in a commercially reasonable manner and/or adjust the terms of the 2020 Note Hedges, which may reduce the effectiveness of the 2020 Note Hedges. In addition, the option counterparties have broad discretion to make certain adjustments to the 2020 Notes Hedges upon the occurrence of certain other events, including, among others, (i) any adjustment to the conversion rate of the 2020 Notes; or (ii) upon the announcement of certain significant corporate events, including events that may give rise to a termination event as described above, such as the announcement of a third-party tender offer. Any such adjustment may also reduce the effectiveness of the 2020 Note Hedges. The 2020 Notes Hedges are accounted for as a derivative asset in accordance with ASC Topic 815. See Note 6 of the condensed consolidated financial statements for additional information regarding the 2020 Notes Hedges and the 2020 Notes Conversion Derivative.
WMG also entered into warrant transactions in which it sold warrants for an aggregate of 20.5 million shares of WMG common stock to the three option counterparties, subject to adjustment. The strike price of the warrants was initially $40 per share of WMG common stock, which was 59% above the last reported sale price of WMG common stock on February 9, 2015. On November 24, 2015, we assumed WMG’s obligations pursuant to the warrants. Following the assumption, the warrants became exercisable for 21.1 million of our ordinary shares and the strike price of the warrants was adjusted to $38.8010 per ordinary share. The warrants are expected to be net-share settled and exercisable over the 200-trading day period beginning on May 15, 2020. The warrant transactions will have a dilutive effect on our ordinary shares to the extent that the market value per ordinary share during such period exceeds the applicable strike price of the warrants. However, in connection with certain events, these option counterparties have the discretion to make certain adjustments to warrant transactions, which may increase our obligations under the warrant transactions.
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
During the first quarter of 2019, WMG also settled a pro rata share of the 2020 Notes Conversion Derivatives, 2020 Notes Hedges, and warrants corresponding to the amount of 2020 Notes exchanged pursuant to the above described exchange. We received proceeds of approximately $16.8 million related to the 2020 Notes Hedges and paid $11.0 million related to the 2020 Warrants Derivative, generating net proceeds of $5.8 million.
As of March 31, 2019, we had warrants on the 2020 Notes which were exercisable for 1.9 million ordinary shares with a strike price of $38.8010 per ordinary share.

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Aside from the initial premium to the option counterparties, we do not expect to be required to make any cash payments to the option counterparties under the 2020 Notes Hedges and expect to be entitled to receive from the option counterparties cash, generally equal to the amount by which the market price per ordinary share exceeds the strike price of the convertible note hedging transactions during the relevant valuation period. The strike price under the 2020 Notes Hedges is initially equal to the conversion price of the 2020 Notes. However, in connection with certain events, these option counterparties have the discretion to make certain adjustments to the 2020 Note Hedges, which may reduce the effectiveness of the 2020 Note Hedges. Additionally, if the market value per ordinary share exceeds the strike price on any settlement date under the warrant transaction, we will generally be obligated to issue to the option counterparties in the aggregate a number of ordinary shares equal in value to one half of one percent of the amount by which the then-current market value of one ordinary share exceeds the then-effective strike price of each warrant, multiplied by the number of reference ordinary shares into which the 2020 Notes are initially convertible. We will not receive any additional proceeds if warrants are exercised.
ABL Credit Agreement
On December 23, 2016, we, together with WMG and certain of our other wholly-owned U.S. subsidiaries (collectively, Borrowers), entered into a Credit, Security and Guaranty Agreement with Midcap Financial Trust, as administrative agent (Agent) and a lender and the additional lenders from time to time party thereto, which agreement was subsequently amended in May 2018 and February 2019 (as amended, the ABL Credit Agreement).
The ABL Credit Agreement provides for a $175 million senior secured asset-based line of credit, subject to the satisfaction of a borrowing base requirement (ABL Facility) and a $55 million term loan facility (Term Loan Facility). The ABL Facility may be increased by up to $75 million upon the Borrowers’ request, subject to the consent of the Agent and each of the other lenders providing such increase. All borrowings under the ABL Facility are subject to the satisfaction of customary conditions, including the absence of default, the accuracy of representations and warranties in all material respects and the delivery of an updated borrowing base certificate. The initial $20 million term loan tranche was funded at closing in May 2018. The Borrowers may at any time borrow the second $35 million term loan tranche, but are required to do so no later than May 7, 2021. All borrowings under the Term Loan Facility are subject to the satisfaction of customary conditions, including the absence of default and the accuracy of representations and warranties in all material respects.
As of March 31, 2019 and December 30, 2018, we had $20.2 million and $17.8 million respectively, in borrowings outstanding under the ABL Facility. We have reflected this debt as a current liability on our condensed consolidated balance sheet as of March 31, 2019 and December 30, 2018, as required by US GAAP due to the weekly lockbox repayment/re-borrowing arrangement underlying the agreement, as well as the ability for the lenders to accelerate the repayment of the debt under certain circumstances as described below. As of March 31, 2019 and December 30, 2018, we had $1.8 million and $1.7 million, respectively, of unamortized debt issuance costs related to the ABL Facility. These amounts are included within “Other assets” on our condensed consolidated balance sheets and will be amortized over the five-year term of the ABL Facility as described below.
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
There is no scheduled amortization under the ABL Facility and (subject to borrowing base requirements and applicable conditions to borrowing) the available revolving commitment may be borrowed, repaid, and reborrowed without restriction. All outstanding loans under the ABL Facility will be due and payable in full on the date that is the earliest to occur of (x) December 23, 2021; (y) the date that is 91 days prior to the maturity date of the 2020 Notes or (z) the date that is 91 days prior to the maturity date of the 2021 Notes; provided if we refinance, extend, renew or replace at least 85% of the 2020 Notes and/or the 2021 Notes, as applicable,

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

outstanding as of the closing date of the ABL Facility pursuant to the terms of the ABL Credit Agreement, the maturity date will be deemed extended with respect to clause (y) and (z) above. Due to the additional exchange of 2020 Notes for additional 2023 Notes in February 2019 as described above, the maturity date will be deemed extended for the purposes of clause (y) as long as we maintain unrestricted cash in an amount equal to the aggregate outstanding principal amount of the 2020 Notes.
Any voluntary or mandatory permanent reduction or termination of the revolving commitments under the ABL Facility is subject to a prepayment premium equal to 0.75% of such reduced or terminated amount.
As of March 31, 2019 and December 30, 2018, we had $20.0 million outstanding under the Term Loan Facility. The interest rate applicable to borrowings under the Term Loan Facility is equal to one-month LIBOR plus 7.85%, subject to a 1.00% LIBOR floor. Amortization payments under the Term Loan Facility are due in equal monthly installments beginning on May 1, 2019 unless we meet certain adjusted EBITDA targets; in which case, the amortization payments would not commence until May 1, 2021. To date we have met these targets. In addition to paying interest on the outstanding loans under the Term Loan Facility, the Borrowers are also required to pay certain other customary fees related to Agent’s administration of the Term Loan Facility.
The Term Loan Facility requires mandatory prepayments, subject to the right of reinvestment and certain other exceptions, in amounts equal to 100% of the net cash proceeds from certain asset sales and casualty and condemnation events in excess of $10 million in any fiscal year. Any voluntary or mandatory prepayment under the Term Loan Facility, subject to certain exceptions, is subject to a 1.00% prepayment premium. The advances under the Term Loan Facility are due and payable in full at the same time as the outstanding loans under the ABL Facility.
As a result of the Term Loan Facility, we recognized deferred financing charges of approximately $1.2 million, which will be amortized over the three-year term using the effective interest method. As of March 31, 2019 and December 30, 2018, we had unamortized deferred financing charges of approximately $0.9 million and $1.0 million, respectively.
All of the obligations under the ABL Facility and the Term Loan Facility are guaranteed jointly and severally by us and each of the Borrowers and are secured by a senior first priority security interest in substantially all existing and after-acquired assets of us and each Borrower on the terms set forth in the ABL Credit Agreement.
The ABL Credit Agreement contains certain negative covenants that restrict our ability to take certain actions as specified in the ABL Credit Agreement and an affirmative covenant that we maintain net revenue at or above minimum levels and maintain liquidity in the United States at a level specified in the ABL Credit Agreement, subject to certain exceptions. In addition to financial and liquidity covenants consistent with those in the ABL Credit Agreement, while the Term Loan Facility is outstanding, the Company is required to maintain a minimum adjusted EBITDA, as described in the ABL Credit Agreement. The ABL Credit Agreement will not affect our ability to meet our existing contractual obligations, except in circumstances where an event of default (subject to certain exceptions) has occurred and is continuing. The ABL Credit Agreement also contains negative covenants, representations and warranties, affirmative covenants and events of default, in each case subject to grace periods, thresholds, and materiality qualifiers consistent with the ABL Credit Agreement.
Our exposure to interest rate risk arises principally from variable interest rates applicable to borrowings under our ABL Credit Agreement and the interest rates associated with our invested cash balances.
Borrowings under our ABL Credit Agreement, including our ABL Facility and Term Loan Facility, bear interest at variable rates. The interest rate margin applicable to borrowings under the ABL Facility is, at the option of the Borrowers, equal to either (a) 3.25% for base rate loans or (b) 4.25% for LIBOR rate loans, subject to a 0.75% LIBOR floor. The interest rate applicable to borrowings under the Term Loan Facility is equal to one-month LIBOR plus 7.85%, subject to a 1.00% LIBOR floor. As of March 31, 2019, we had $20.2 million of borrowings under our ABL Facility and $20.0 million principal outstanding under our Term Loan Facility. Based upon this debt level, and the LIBOR floor on our interest rate, a 100 basis point increase in the annual interest rate on such borrowings would have an immaterial impact on our interest expense on an annual basis.
Other Debt
Other debt primarily includes government loans, mortgages, loans acquired as a result of the IMASCAP acquisition and miscellaneous international bank loans.
11. Accumulated Other Comprehensive Income (AOCI)
Other comprehensive income (OCI) includes certain gains and losses that under US GAAP are included in comprehensive income (loss) but are excluded from net loss as these amounts are initially recorded as an adjustment to shareholders’ equity. Amounts in OCI may be reclassified to net loss upon the occurrence of certain events.

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

For the three months ended March 31, 2019 and April 1, 2018, OCI was comprised solely of foreign currency translation adjustments.
Changes in AOCI for the three months ended March 31, 2019 and April 1, 2018 were as follows (in thousands):

Three months ended March 31, 2019
Currency translation adjustment
Balance at December 30, 2018	$(8,083)
Other comprehensive loss	(11,303)
Balance at March 31, 2019	$(19,386)

Three months ended April 1, 2018
Currency translation adjustment
Balance at December 31, 2017	$22,290
Other comprehensive income	12,458
Balance at April 1, 2018	$34,748
12. Capital Stock and Earnings Per Share
We are authorized to issue up to 320 million ordinary shares, each share with a par value of three Euro cents (€0.03). We had 126.1 million and 125.6 million ordinary shares issued and outstanding as of March 31, 2019 and December 30, 2018, respectively.
FASB ASC Topic 260, Earnings Per Share, requires the presentation of basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted-average number of ordinary shares outstanding during the period. Diluted earnings per share is calculated to include any dilutive effect of our ordinary share equivalents. For the three months ended March 31, 2019 and April 1, 2018, our ordinary share equivalents consisted of stock options, restricted stock units, performance share units, and warrants. The dilutive effect of the stock options, restricted stock units, performance share units, and warrants is calculated using the treasury-stock method.
We had outstanding options to purchase 9.4 million ordinary shares, 1.3 million restricted stock units, and 0.2 million performance stock units, assuming target performance, at March 31, 2019 and outstanding options to purchase 9.7 million ordinary shares, 1.3 million restricted stock units, and 0.1 million performance stock units, assuming target performance, at April 1, 2018.
We had outstanding net-share settled warrants on the 2020 Notes of 1.9 million and 19.6 million ordinary shares at March 31, 2019 and April 1, 2018, respectively. We also had net-share settled warrants on the 2021 Notes of 18.5 million ordinary shares at March 31, 2019 and April 1, 2018. Finally, we had net-share settled warrants on the 2023 Notes of 24.4 million ordinary shares at March 31, 2019.
None of the options, restricted stock units, performance share units, or warrants were included in the calculation of diluted net loss from continuing operations per share, diluted net loss from discontinued operations per share, and diluted net loss per share for the three months ended March 31, 2019 or April 1, 2018, because we recorded a net loss from continuing operations for all periods. Including these instruments would be anti-dilutive as the net loss from continuing operations is the control number in determining whether those potential common shares are dilutive or anti-dilutive.
The weighted-average number of ordinary shares outstanding for basic and diluted earnings per share purposes is as follows (in thousands):

	Three months ended
	March 31, 2019	April 1, 2018
Weighted-average number of ordinary shares outstanding-basic and diluted	125,812	105,904
13. Commitments and Contingencies
Legal Contingencies
The legal contingencies described in this footnote relate primarily to WMT, an indirect subsidiary of Wright Medical Group N.V., and are not necessarily applicable to Wright Medical Group N.V. or other affiliated entities. Maintaining separate legal entities

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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
Governmental Inquiries
On August 3, 2012, we received a subpoena from the United States Attorney’s Office for the Western District of Tennessee requesting records and documentation relating to the PROFEMUR® series of hip replacement devices. The subpoena covers the period from January 1, 2000 to August 2, 2012. We will continue to cooperate as required.
Patent Litigation
On March 23, 2018, WMT filed suit against Paragon 28, Inc. (Paragon 28) in the United States District Court for the District of Colorado, alleging infringement of ten patents concerning orthopedic plates, plating systems and instruments, and related methods of use. Our complaint seeks damages, injunctive relief and attorneys’ fees. On June 4, 2018, Paragon 28 filed an amended answer and counterclaim seeking declaratory judgment of non-infringement and invalidity of the patent-in-suit, and attorneys’ fees. On September 28, 2018, WMT filed an amended complaint adding claims against Paragon 28 for misappropriation of trade secrets and related wrongdoing. Paragon 28 filed a motion to dismiss those trade secret-related claims, which WMT has opposed, and the motion remains pending. In March 2019, Paragon 28 filed four petitions with the Patent Trial and Appeal Board seeking Inter Partes Reviews of the patents in question. We are in the process of preparing our response to this filing.
Product Liability
We have received claims for personal injury against us associated with fractures of the PROFEMUR® titanium modular neck product (PROFEMUR® Claims). As of March 31, 2019, there were approximately 17 unresolved pending U.S. lawsuits and approximately 55 unresolved pending non-U.S. lawsuits alleging such claims (44 of which are part of a single consolidated class action lawsuit in Canada). The overall fracture rate for the product is low and the fractures appear, at least in part, to relate to patient demographics. Beginning in 2009, we began offering a cobalt-chrome version of the PROFEMUR® modular neck, which has greater strength characteristics than the alternative titanium version. However, during the fiscal quarter ended September 30, 2011, as a result of an increase in the number and monetary amount of these claims, management estimated our liability to patients in the United States and Canada who have previously required a revision following a fracture of a PROFEMUR® titanium modular neck, or who may require a revision in the future. Management has estimated that this aggregate liability is $17.4 million as of March 31, 2019. We have classified $10.8 million of this liability in “Accrued expenses and other current liabilities,” as we expect to pay such claims within the next twelve months, and $6.6 million as non-current in “Other liabilities” on our consolidated balance sheet. We expect to pay the majority of these claims within the next two years. Any claims associated with this product outside of the United States and Canada, or for any other products, will be managed as part of our standard product liability accrual methodology on a case-by-case basis.
We are aware that MicroPort has recalled a certain size of its cobalt chrome modular neck product as a result of alleged fractures. As of March 31, 2019, there were twelve pending U.S. lawsuits and five pending non-U.S. lawsuits against us alleging personal injury resulting from the fracture of a cobalt chrome modular neck. These claims will be managed as part of our standard product liability accrual methodology on a case-by-case basis.
Claims for personal injury have also been made against us associated with metal-on-metal hip products (primarily the CONSERVE® product line). The pre-trial management of certain of these claims was consolidated in the federal court system, in the United States District Court for the Northern District of Georgia under multi-district litigation (MDL) and certain other claims

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

by the Judicial Counsel Coordinated Proceedings in state court in Los Angeles County, California (JCCP) in state court in Los Angeles County, California (collectively, the Consolidated Metal-on-Metal Claims). Pursuant to previously disclosed settlement agreements with the Court-appointed attorneys representing plaintiffs in the MDL and JCCP described below (the MoM Settlement Agreements), the MDL and JCCP were closed to new cases effective October 18, 2017 and October 31, 2017, respectively.
Excluding claims resolved in the MoM Settlement Agreements, as of March 31, 2019, there were approximately 169 unresolved metal-on-metal hip cases pending in the U.S. This number includes cases ineligible for settlement under the MoM Settlement Agreements, cases which opted out of such settlements, post-settlement cases, tolled cases, and existing state court cases that were not part of the MDL or JCCP. As of March 31, 2019, we estimate there also were pending approximately 32 unresolved non-U.S. metal-on metal hip cases, 42 unresolved U.S. modular neck cases alleging claims related to the release of metal ions, and zero non-U.S. modular neck cases with metal ion allegations. We also estimate that as of March 31, 2019, there were approximately 533 non-revision claims either dismissed or awaiting dismissal from the MDL and JCCP, which dismissal is a condition of the MoM Settlement Agreements. Although there is a limited time period during which dismissed non-revision claims may be refiled, it is presently unclear how many non-revision claimants will elect to do so. As of March 31, 2019, no dismissed non-revision cases have been refiled.
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
As previously disclosed, between November 2016 and October 2017, WMT entered into three MoM Settlement Agreements with Court-appointed attorneys representing plaintiffs in the MDL and JCCP to settle a total of 1,974 cases that met the eligibility requirements of the MoM Settlement Agreements and were either pending in the MDL or JCCP, or subject to court-approved tolling agreements in the MDL or JCCP, for an aggregate sum of $339.2 million. As of March 31, 2019, we had funded $304.4 million under the MoM Settlement Agreements. We, the indirect parent company of WMT, have guaranteed WMT’s obligations under the MoM Settlement Agreements.
The MoM Settlement Agreements contain specific eligibility requirements and establish procedures for proof and administration of claims, negotiation, and execution of individual settlement agreements, determination of the final total settlement amount, and funding of individual settlement amounts by WMT. Eligibility requirements include, without limitation, that the claimant has a claim pending or tolled in the MDL or JCCP, that, with limited exceptions, the claimant has undergone a revision surgery within eight years of the original implantation surgery, and that the claim has not been identified by WMT as having possible statute of limitation issues. Claimants who have had bilateral revision surgeries will be counted as two claims but only to the extent both claims separately satisfy all eligibility criteria.
The MoM Settlement Agreements were entered into solely as a compromise of the disputed claims being settled and are not evidence that any claim has merit nor are they an admission of wrongdoing or liability by WMT. WMT will continue to vigorously defend metal-on-metal hip claims not settled pursuant to the MoM Settlement Agreements.
As of March 31, 2019, our accrual for metal-on-metal claims totaled $61.5 million, of which $36.3 million is included in our consolidated balance sheet within “Accrued expenses and other current liabilities” and $25.2 million is included within “Other liabilities.” Our accrual is based on (i) case by case accruals for specific cases where facts and circumstances warrant, and (ii) the implied settlement values for eligible claims under the MoM Settlement Agreements. We are unable to reasonably estimate the high-end of a possible range of loss for claims which elected to opt-out of the MoM Settlement Agreements. Claims we can confirm would meet the eligibility criteria set forth in the MoM Settlement Agreements but are excluded from the settlements due to the maximum settlement cap, or because they are cases not part of the MDL or JCCP, have been accrued as of the respective settlement rates. Due to the general uncertainties surrounding all metal-on metal claims as noted above, as well as insufficient information about individual claims, we are presently unable to reasonably estimate a range of loss for future claims; hence we have not accrued for these claims at the present time.
We continue to believe the high-end of a possible range of loss for existing revision claims that do not meet eligibility criteria of the MoM Settlement Agreements will not, on an average per case basis, exceed the average per case accrual we take for revision claims we can confirm do meet eligibility criteria of the applicable settlement agreement. Future claims will be evaluated for accrual on a case by case basis using the accrual methodologies described above (which could change if future facts and circumstances warrant).

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

We have maintained product liability insurance coverage on a claims-made basis. During the fiscal quarter ended September 30, 2012, we received a customary reservation of rights from Federal, our then primary product liability insurance carrier, asserting that certain present and future claims which allege certain types of injury related to the CONSERVE® metal-on-metal hip products (CONSERVE® Claims) would be covered as a single occurrence under the policy year the first such claim was asserted. The effect of this coverage position would have been to place CONSERVE® Claims into a single prior policy year in which applicable claims-made coverage was available, subject to the overall policy limits then in effect. We notified Federal that we disputed its characterization of the CONSERVE® Claims as a single occurrence, which resulted in multi-year insurance coverage litigation (the Tennessee Coverage Litigation) that has recently been resolved as discussed below. We continue to separately litigate with Lexington Insurance Company (Lexington), the only remaining insurance carrier with whom coverage for metal on metal hip claims remains in dispute.
As previously disclosed, we entered into settlement agreements with five of the seven insurance carriers with whom metal on metal hip coverage was in dispute - Columbia Casualty Company, Travelers, AXIS Surplus Lines Insurance Company, Federal, and Catlin Underwriting Agencies Limited for and on behalf of Syndicate 2003 at Lloyd’s of London.
Following the foregoing settlements, the only remaining insurer in the Tennessee Coverage Litigation was Catlin Specialty Insurance Company (Catlin). In April 2019, we reached a settlement with Catlin, thus resolving in full the Tennessee Coverage Litigation.
Separately, in March 2017, Lexington, which had been dismissed from the Tennessee Coverage Litigation, requested arbitration under five Lexington insurance policies in connection with the CONSERVE® Claims. We subsequently engaged in discussions and correspondence with Lexington about the scope of the requested arbitration(s). On or about October 27, 2017, Lexington filed an Application for Order to Compel Arbitration in the Commonwealth of Massachusetts, Suffolk County Superior Court, naming us, WMT, and Wright Medical Group, Inc. We opposed the Application. On February 28, 2018, the Massachusetts Court ordered the parties to arbitrate the two Lexington insurance policies containing Massachusetts arbitration clauses but did not order arbitration under the remaining three Lexington policies at issue. We have appealed that ruling. While the appeal is pending, we are proceeding with the arbitration, but the selection of the arbitrators is still in dispute. In the arbitration, Lexington has asserted a claim for declaratory relief, and we have asserted counter-claims for breach of contract, declaratory relief, and bad faith. On September 26, 2018, Lexington sought to add a claim alleging our filing of the Tennessee lawsuit referred to below was not in good faith. We objected to Lexington’s additional claim and argued that such claim could only be added upon agreement of the arbitrators (who are yet to be selected). The American Arbitration Association agreed with our position.
On May 22, 2018, we initiated a lawsuit against Lexington under the three policies that the court did not order into arbitration in Massachusetts. The lawsuit, filed in the Chancery Court of Tennessee, alleges breach of contract, declaratory relief, and bad faith in connection with Lexington’s failure and refusal to provide coverage for the underlying metal-on-metal claims under policies issued for 2009-2012. On July 12, 2018, Lexington brought a motion to stay the litigation and compel arbitration under the 2009-2011 Lexington policies. On February 21, 2019, we filed a motion to strike Lexington’s motion to stay. On March 13, 2019, we filed an opposition to Lexington’s motion and are awaiting a hearing on the motion.
As of March 31, 2019, our insurance carriers have paid an aggregate of $101.9 million of insurance proceeds related to the metal-on-metal claims, including amounts received under the above referenced settlement agreements, of which $95.2 million has been paid directly to us and $6.7 million has been paid directly to claimants. As of March 31, 2019, we also have a $3.0 million receivable recorded as a result of the settlement reached with Catlin in April 2019, as mentioned above. Except as provided in such settlement agreements, our acceptance of the insurance proceeds was not a waiver of any other claim we may have against the insurance carriers unrelated to metal-on-metal coverage and our disputes with carriers relating thereto. However, the amount we ultimately receive will depend on the outcome of our dispute with the remaining carrier (Lexington, with a remaining policy limit totaling $30 million) concerning the number of policy years available. We believe our contract with Lexington is enforceable for these claims; and, therefore, we believe it is probable we will receive additional recoveries from Lexington.
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

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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
Our U.S. Lower Extremities & Biologics segment consists of our operations focused on the sale in the United States of our lower extremities products, such as joint implants and bone fixation devices for the foot and ankle, and our biologics products used to support treatment of damaged or diseased bone, tendons, and soft tissues or to stimulate bone growth. Our U.S. Upper Extremities segment consists of our operations focused on the sale primarily in the United States of our upper extremities products, such as joint implants and bone fixation devices for the shoulder, elbow, wrist, and hand, and products used across several anatomic sites to mechanically repair tissue-to-tissue or tissue-to-bone injuries and other ancillary products. As the IMASCAP operations will be managed by the U.S. Upper Extremities management team, results of operations and assets related to IMASCAP are included within the U.S. Upper Extremities segment. Our International Extremities and Biologics segment consists of our operations focused on the sale outside the United States of all lower and upper extremities products, including associated biologics products.
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
Selected financial information related to our segments is presented below for the three months ended March 31, 2019 and April 1, 2018 (in thousands):

	Three months ended March 31, 2019
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Corporate [1]	Total
Net sales from external customers	$94,816	$82,951	$52,360	$—	$230,127
Depreciation expense	2,688	3,151	3,763	5,899	15,501
Amortization expense	—	—	—	7,587	7,587
Segment operating income (loss)	$28,941	$31,448	$(1,489)	$(52,179)	$6,721
Other:
Inventory step-up amortization					352
Transition expenses					424
Operating income					5,945
Interest expense, net					19,695
Other expense, net					12,895
Loss before income taxes					$(26,645)

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

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Net sales by geographic region by product line are as follows (in thousands):

	Three months ended
	March 31, 2019	April 1, 2018
United States
Lower extremities	$71,308	$56,823
Upper extremities	81,727	67,658
Biologics	22,640	18,165
Sports med & other	2,092	2,147
Total United States	$177,767	$144,793

EMEAC
Lower extremities	$12,258	$12,159
Upper extremities	23,277	23,454
Biologics	2,072	2,205
Sports med & other	2,626	3,299
Total EMEAC	$40,233	$41,117

Other
Lower extremities	$3,293	$3,168
Upper extremities	6,188	6,140
Biologics	2,466	3,052
Sports med & other	180	267
Total other	$12,127	$12,627

Total net sales	$230,127	$198,537
Assets in the U.S. Upper Extremities, U.S. Lower Extremities & Biologics, and International Extremities & Biologics segments are those assets used exclusively in the operations of each business segment or allocated when used jointly. Assets in the Corporate category are principally cash and cash equivalents, derivative assets, property, plant and equipment associated with our corporate headquarters, assets associated with discontinued operations, product liability insurance receivables, and assets associated with income taxes. Total assets by business segment as of March 31, 2019 and December 30, 2018 are as follows (in thousands):

	March 31, 2019
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Corporate	Total
Total assets	$953,637	$926,256	$284,312	$665,143	$2,829,348

	December 30, 2018
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Corporate	Total
Total assets	$940,075	$923,036	$272,127	$559,163	$2,694,401

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition for the three months ended March 31, 2019. This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements, our Annual Report on Form 10-K for the year ended December 30, 2018, which includes additional information about our critical accounting policies and practices and risk factors, and “Special Note Regarding Forward-Looking Statements.”
Background
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
Other than the discontinued operations discussed above, unless otherwise stated, all discussion of assets and liabilities in the notes to the condensed consolidated financial statements and in this section, reflects the assets and liabilities held and used in our continuing operations, and all discussion of revenues and expenses reflects those associated with our continuing operations.
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
References in this section to “we,” “our” and “us” refer to Wright Medical Group N.V. and its subsidiaries after the Wright/Tornier merger and Wright Medical Group, Inc. and its subsidiaries before the merger. Our fiscal year-end is generally determined on a 52-week basis and runs from the Monday nearest to the 31st of December of a year and ends on the Sunday nearest to the 31st of December of the following year. Every few years, it is necessary to add an extra week to the year making it a 53-week period. The three months ended March 31, 2019 and April 1, 2018 each consisted of thirteen weeks.
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
Our principal lower extremities products include the INBONE®, INFINITY®, and INVISION™ Total Ankle Replacement Systems, all of which can be used with our PROPHECY® Preoperative Navigation Guides, which combine computer imaging with a patient’s CT scan, and are designed to provide alignment accuracy while reducing surgical steps. As a result of our recent acquisition of Cartiva, our lower extremities product portfolio now includes Cartiva’s Synthetic Cartilage Implant (SCI), the only PMA approved product for treatment of first MTP joint osteoarthritis. Our lower extremities products also include the Salvation external fixation system for the treatment of Charcot diabetic foot, the CLAW® II Polyaxial Compression Plating System, the ORTHOLOC™ 3Di Reconstruction Plating System, the PhaLinx® System used for hammertoe indications, PRO-TOE® VO Hammertoe System, the DARCO® family of locked plating systems, the VALOR® ankle fusion nail system, and the Swanson line of toe joint replacement products. The PROstep™ Minimally Invasive Surgery System for Foot and Ankle was launched to limited users in the third quarter of 2017, and was fully launched early in the third quarter of 2018. We also launched a number of line extensions to the SALVATION™ limb salvage portfolio in 2018. We expect continued demand for these new products.
Our biologic products use both biological tissue-based and synthetic materials to allow the body to regenerate damaged or diseased bone and to repair damaged or diseased soft tissue. The newest addition to our biologics product portfolio is AUGMENT® Bone Graft, which is based on recombinant human platelet-derived growth factor (rhPDGF-BB), a synthetic copy of one of the body’s principal healing agents. FDA approval of AUGMENT® Bone Graft in the United States for ankle and/or hindfoot fusion indications occurred during the third quarter of 2015. Prior to FDA approval, this product was available for sale in Canada for foot and ankle fusion indications and in Australia and New Zealand for hindfoot and ankle fusion indications. In June 2018, we received PMA from the FDA for AUGMENT® Injectable Bone Graft. The AUGMENT® Bone Graft product line was acquired from BioMimetic in March 2013. Our other principal biologics products include the GRAFTJACKET® line of soft tissue repair and containment membranes, the ACTISHIELD™ and VIAFLOW™ products which are derived from amniotic and placental tissues, the ALLOMATRIX® line of injectable tissue-based bone graft substitutes, the PRO-DENSE® Injectable Graft, the OSTEOSET® synthetic bone graft substitute, and the PRO-STIM® Injectable Inductive Graft.
Significant Quarterly Business Developments. On February 25, 2019, we amended the ABL Credit Agreement to, among other things, increase the amount of commitments under the line of credit from $150 million to $175 million and under the second tranche of the term loan facility from $20 million to $35 million.
During February 2019, we issued $139.6 million of Additional 2023 Notes and settled $130.1 million of 2020 Notes. We paid approximately $30.1 million for additional 2023 Notes Hedges, and received approximately $21.2 million for additional 2023 warrants, resulting in a net cost to us of approximately $8.9 million. In connection with the above described exchange, we also settled a pro rata share of the 2020 Notes Conversion Derivatives, 2020 Notes Hedges, and warrants corresponding to the amount of 2020 Notes exchanged pursuant to this exchange. We received proceeds of approximately $16.8 million related to the 2020 Notes Hedges and paid $11.0 million related to the 2020 Warrants, generating net proceeds of $5.8 million.
Financial Highlights. Net sales increased 15.9% totaling $230.1 million in the first quarter of 2019, compared to $198.5 million in the first quarter of 2018, driven primarily by 22.8% growth in our U.S. net sales.
Our U.S. net sales increased $33.0 million, or 22.8%, in the first quarter of 2019 as compared to the first quarter of 2018. The continued success of the combination of our BLUEPRINT™ enabling technology, PERFORM™ Reversed Glenoid System, and SIMPLICITI® shoulder system, as well as net sales growth of our INFINITY® total ankle replacement system and our AUGMENT® Injectable Bone Graft products, contributed to non-GAAP, legacy Wright U.S. organic growth of 16.9%. The impact to our net sales from Cartiva products was approximately $8.4 million. As anticipated, our combined non-GAAP pro forma growth of 15.9%

was less than non-GAAP, legacy Wright U.S. organic growth in the first quarter since the Cartiva business has not yet gained traction in our direct sales force which launched January 1, 2019.
Our international net sales decreased $1.4 million, or 2.6%, in the first quarter of 2019 as compared to the first quarter of 2018, primarily due to a $3.7 million unfavorable impact from foreign currency exchange rates, partially offset by incremental Cartiva revenue of approximately $0.8 million. Our non-GAAP, legacy Wright international organic sales declined 4.0% driven primarily by the unfavorable impact of currency (7 percentage point impact), partially offset by 5.6% growth in our direct markets.
In the first quarter of 2019, our net loss from continuing operations totaled $30.3 million, compared to a net loss from continuing operations of $19.9 million for the first quarter of 2018. This increase in net loss from continuing operations was primarily driven by a loss of $14.3 million on the exchange of the cash convertible notes, primarily due to settlement of related conversion derivative liabilities, and $2.6 million of tax expense due to a change in tax rates on income from deferred intercompany transactions.
This increase in net loss from continuing operations was partially offset by improved profitability in our U.S. lower extremities and U.S. upper extremities businesses due to leveraging fixed expenses over increased net sales.
Opportunities. We intend to continue to leverage the global strengths of our product brands as a pure-play extremities and biologics business. Additionally, we believe the highly complementary nature of our businesses gives us significant diversity and scale across a range of geographies and product categories. We were delighted to add Cartiva’s SCI, the first and only PMA product for the treatment of great toe osteoarthritis, to our market-leading lower extremities portfolio. Supported by compelling clinical performance and backed by Level I clinical evidence, Cartiva is experiencing rapid commercial adoption and is well positioned for future growth as it addresses large markets with significant unmet needs and strong patient demand. We expect this acquisition to support our growth prospects in our core lower extremities business throughout 2019.
Further, we believe our December 2017 acquisition of IMASCAP, a leader in the development of software-based solutions for preoperative planning of shoulder replacement surgery, ensures exclusive access to breakthrough software enabling technology and patents, including BLUEPRINT™, to further differentiate our product portfolio and to further accelerate growth opportunities in our global extremities business. BLUEPRINT™ is proving to be integral to our ability to convert competitive surgeons, and we believe that impact will increase as we execute our plans to make the system easier to use and release additional enhancements. As of March 31, 2019, approximately 40% of our U.S. shoulder customers were using BLUEPRINT™.
We believe we have significant opportunity to increase sales with the recent and anticipated launch of new products, including our AEQUALIS® PERFORM™ Reversed Glenoid System, our PROstep™ Minimally Invasive Surgery System, AUGMENT® Injectable Bone Graft, and through driving BLUEPRINT™ adoption and by focusing on implementing initiatives to help us better compete at ambulatory surgery centers.
Significant Industry Factors and Challenges. Our industry is affected by numerous competitive, regulatory, and other significant factors. The growth of our business relies on our ability to continue to develop new products and innovative technologies, obtain regulatory clearance and maintain compliance for our products, protect the proprietary technology of our products and our manufacturing processes, manufacture our products cost-effectively, respond to competitive pressures specific to each of our geographic markets, including our ability to enforce non-compete agreements, and successfully market and distribute our products in a profitable manner. We, and the entire industry, are subject to extensive governmental regulation, primarily by the FDA. Failure to comply with regulatory requirements could have a material adverse effect on our business, operating results, and financial condition. We, as well as other participants in our industry, are subject to product liability claims, which could have a material adverse effect on our business, operating results, and financial condition.

Results of Operations
Comparison of the three months ended March 31, 2019 to the three months ended April 1, 2018
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

	Three months ended
	March 31, 2019		April 1, 2018
	Amount	% of net sales	Amount	% of net sales
Net sales	$230,127	100.0%	$198,537	100.0%
Cost of sales [1]	46,317	20.1%	41,139	20.7%
Gross profit	183,810	79.9%	157,398	79.3%
Operating expenses:
Selling, general and administrative [1]	153,306	66.6%	137,248	69.1%
Research and development [1]	16,972	7.4%	13,899	7.0%
Amortization of intangible assets	7,587	3.3%	7,141	3.6%
Total operating expenses	177,865	77.3%	158,288	79.7%
Operating income (loss)	5,945	2.6%	(890)	(0.4)%
Interest expense, net	19,695	8.6%	19,812	10.0%
Other expense (loss), net	12,895	5.6%	(1,000)	(0.5)%
Loss from continuing operations before income taxes	(26,645)	(11.6)%	(19,702)	(9.9)%
Provision for income taxes	3,611	1.6%	205	0.1%
Net loss from continuing operations	$(30,256)	(13.1)%	$(19,907)	(10.0)%
Loss from discontinued operations, net of tax	(6,345)		(5,607)
Net loss	$(36,601)		$(25,514)
__________________________

[1]	These line items include the following amounts of non-cash, share-based compensation expense for the periods indicated:

	Three months ended
	March 31, 2019	% of net sales	April 1, 2018	% of net sales
Cost of sales	$120	0.1%	$165	0.1%
Selling, general and administrative	6,987	3.0%	4,522	2.3%
Research and development	514	0.2%	331	0.2%

The following tables set forth our net sales by product line for the U.S. and International for the periods indicated (in thousands) and the percentage of year-over-year change:

	Three months ended
	March 31, 2019	April 1, 2018	% change
U.S.
Lower extremities	$71,308	$56,823	25.5%
Upper extremities	81,727	67,658	20.8%
Biologics	22,640	18,165	24.6%
Sports med & other	2,092	2,147	(2.6)%
Total U.S.	$177,767	$144,793	22.8%

International
Lower extremities	$15,551	$15,327	1.5%
Upper extremities	29,465	29,594	(0.4)%
Biologics	4,538	5,257	(13.7)%
Sports med & other	2,806	3,566	(21.3)%
Total International	$52,360	$53,744	(2.6)%

Total net sales	$230,127	$198,537	15.9%
Supplemental Non-GAAP Pro Forma Information. Due to the significance of the Cartiva business that is not included in our results of operations for the three months ended April 1, 2018 and to supplement our condensed consolidated financial statements above prepared in accordance with US GAAP, we use certain non-GAAP financial measures, including organic and combined pro forma net sales. Our non-GAAP financial measures are not in accordance with, or an alternative for, GAAP measures and may be different from non-GAAP financial measures used by other companies. In addition, our non-GAAP financial measures are not based on any comprehensive or standard set of accounting rules or principles. Accordingly, the calculation of our non-GAAP financial measures may differ from the definitions of other companies using the same or similar names limiting, to some extent, the usefulness of such measures for comparison purposes. We believe that non-GAAP financial measures have limitations in that they do not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP and that these measures should only be used to evaluate our results of operations in conjunction with the corresponding GAAP measures. See table below for a reconciliation of our non-GAAP organic and combined pro forma net sales for the three months ended March 31, 2019 and April 1, 2018 to our net sales for such period as calculated in accordance with US GAAP.
The results of operations discussion that appears below has been presented utilizing a combination of historical unaudited and, where relevant, non-GAAP organic and combined pro forma unaudited information to include the effects on our condensed consolidated financial statements of our acquisition of Cartiva, if the Cartiva acquisition had been completed as of January 1, 2018, the beginning of Wright’s fiscal year 2018. The organic net sales reflect net sales by the legacy Wright business, which do not include net sales of products obtained through the Cartiva acquisition. The pro forma net sales have been adjusted to reflect the effect on our combined net sales of incremental revenues that would have been recognized had Cartiva been acquired on January 1, 2018. The Cartiva acquisition only affected the U.S. and international lower extremities product lines net sales. The non-GAAP organic and combined pro forma net sales have been developed based on available information and upon assumptions that our management believes are reasonable in order to reflect, on a pro forma basis, the impact of the Cartiva acquisition.
The non-GAAP organic and pro forma financial data is not necessarily indicative of results of operations that would have occurred had the Cartiva acquisition been consummated at the beginning of the period presented or which might be attained in the future.

The following table reconciles our non-GAAP organic and combined pro forma net sales by product line for the three months ended March 31, 2019 and April 1, 2018 (in thousands):

	Three months ended March 31, 2019
	Legacy Wright (organic)	Standalone Cartiva	Wright Medical Group N.V.
U.S.
Lower extremities	$62,863	$8,445	$71,308
Upper extremities	81,727	—	81,727
Biologics	22,640	—	22,640
Sports med & other	2,092	—	2,092
Total U.S.	$169,322	$8,445	$177,767

International
Lower extremities	$14,760	$791	$15,551
Upper extremities	29,465	—	29,465
Biologics	4,538	—	4,538
Sports med & other	2,806	—	2,806
Total International	$51,569	$791	$52,360

Global
Lower extremities	$77,623	$9,236	$86,859
Upper extremities	111,192	—	111,192
Biologics	27,178	—	27,178
Sports med & other	4,898	—	4,898
Total net sales	$220,891	$9,236	$230,127

	Three months ended April 1, 2018
	Standalone Wright Medical Group N.V.	Standalone Cartiva	Non-GAAP combined pro forma
U.S.
Lower extremities	$56,823	$8,611	$65,434
Upper extremities	67,658	—	67,658
Biologics	18,165	—	18,165
Sports med & other	2,147	—	2,147
Total U.S.	$144,793	$8,611	$153,404

International
Lower extremities	$15,327	$296	$15,623
Upper extremities	29,594	—	29,594
Biologics	5,257	—	5,257
Sports med & other	3,566	—	3,566
Total International	$53,744	$296	$54,040

Global
Lower extremities	$72,150	$8,907	$81,057
Upper extremities	97,252	—	97,252
Biologics	23,422	—	23,422
Sports med & other	5,713	—	5,713
Total net sales	$198,537	$8,907	$207,444

	Non-GAAP organic and combined pro forma net sales growth/(decline)
	Legacy Wright (organic)	Standalone Cartiva	Non-GAAP combined pro forma
U.S.
Lower extremities	10.6%	N/A	9.0%
Upper extremities	20.8%	N/A	20.8%
Biologics	24.6%	N/A	24.6%
Sports med & other	(2.6)%	N/A	(2.6)%
Total U.S.	16.9%	N/A	15.9%

International
Lower extremities	(3.7)%	N/A	(0.5)%
Upper extremities	(0.4)%	N/A	(0.4)%
Biologics	(13.7)%	N/A	(13.7)%
Sports med & other	(21.3)%	N/A	(21.3)%
Total International	(4.0)%	N/A	(3.1)%

Global
Lower extremities	7.6%	N/A	7.2%
Upper extremities	14.3%	N/A	14.3%
Biologics	16.0%	N/A	16.0%
Sports med & other	(14.3)%	N/A	(14.3)%
Total net sales	11.3%	N/A	10.9%

Net sales
U.S. Sales. U.S. net sales totaled $177.8 million in the first quarter of 2019, a 22.8% increase from $144.8 million in the first quarter of 2018, primarily due to continued growth in our U.S. upper extremities business. Additionally, our U.S. lower extremities business had strong sales growth due to continued growth in both our core products and total ankle, as well as $8.4 million of net sales from Cartiva. We had non-GAAP organic growth of 16.9%, along with non-GAAP combined pro forma growth of 15.9%. As anticipated, our non-GAAP combined pro forma growth was less than non-GAAP organic growth in the first quarter since the Cartiva business has not yet gained traction in our direct sales force which launched January 1, 2019. U.S. sales represented approximately 77.2% of total net sales in the first quarter of 2019, compared to 72.9% of total net sales in the first quarter of 2018.
Our U.S. lower extremities net sales increased to $71.3 million in the first quarter of 2019 compared to $56.8 million in the first quarter of 2018, representing growth of 25.5%. This growth was driven by 17.6% net sales growth in our total ankle replacement products, as well as Cartiva net sales of approximately $8.4 million. Additionally, we had above market growth in the ambulatory surgery center portion of our business. Our non-GAAP organic growth of U.S. lower extremities was 10.6%.
Our U.S. upper extremities net sales increased to $81.7 million in the first quarter of 2019 from $67.7 million in the first quarter of 2018, representing growth of 20.8%. This growth was driven by demand for our innovative shoulder product portfolio, including the combination of our BLUEPRINT™ enabling technology, PERFORM™ Reversed Glenoid System, and SIMPLICITI® shoulder system, which enabled us to add more new customers in the first quarter of 2019 than we added in the first quarter of 2018.
Our U.S. biologics net sales totaled $22.6 million in the first quarter of 2019, from $18.2 million in the first quarter of 2018, representing a 24.6% increase over the first quarter of 2018. This increase was driven by net sales volume growth in our core biologics products and AUGMENT® Injectable Bone Graft, which launched at the end of the second quarter of 2018 after receiving FDA approval, and an approximate 5 percentage point benefit from a bulk sale of the PDGF raw material resulting from a contractual supply obligation in the original BioMimetic purchase agreement.
International Sales. Net sales in our international regions totaled $52.4 million in the first quarter of 2019 compared to $53.7 million in the first quarter of 2018. This 2.6% decrease was primarily due to a $3.7 million unfavorable impact from foreign currency exchange rates (a 7 percentage point unfavorable impact to international sales growth rate). This unfavorable impact was offset by incremental Cartiva net sales and growth in direct market sales in our international upper and lower extremities businesses.
Our international lower extremities net sales increased 1.5% to $15.6 million in the first quarter of 2019 from $15.3 million in the first quarter of 2018. Sales increased primarily due to $0.8 million in Cartiva net sales. Non-GAAP organic sales decreased 3.7%. This decrease was primarily due to a $1.0 million unfavorable impact from foreign currency exchange rates (a 6 percentage point unfavorable impact to international lower extremities sales growth rate), offset by growth in our direct markets.
Our international upper extremities net sales decreased 0.4% to $29.5 million in the first quarter of 2019 from $29.6 million in the first quarter of 2018. Sales increased by 7.0% in our direct markets in Europe, and a combined 8.9% increase in our Canada, Australia, and Japan direct markets. These increases were offset by a $2.2 million unfavorable impact from foreign currency exchange rates (an 8 percentage point unfavorable impact to international upper extremities sales growth rate).
Our international biologics net sales decreased 13.7% to $4.5 million in the first quarter of 2019 from $5.3 million in the first quarter of 2018, mostly due to decreased sales volumes to stocking distributors. This decrease also included a $0.3 million unfavorable impact from foreign currency exchange rates (a 5 percentage point unfavorable impact to international biologics sales growth rate).
Cost of sales
Our cost of sales totaled $46.3 million, or 20.1% of net sales, in the first quarter of 2019, compared to $41.1 million, or 20.7% of net sales, in the first quarter of 2018. Cost of sales decreased as a percentage of net sales due to favorable manufacturing expenses, favorable customer and product mix, and increased gross margins from Cartiva over legacy Wright.
Selling, general and administrative
Our selling, general and administrative expenses totaled $153.3 million, or 66.6% of net sales, in the first quarter of 2019, compared to $137.2 million, or 69.1% of net sales, in the first quarter of 2018. Selling, general and administrative expenses as a percentage of net sales decreased 3 percentage points due to leveraging relatively flat certain general and administrative and distribution expenses over increased net sales.
Research and development
Our research and development expense totaled $17.0 million in the first quarter of 2019 compared to $13.9 million in the first quarter of 2018. Research and development costs remained relatively constant at approximately 7% of net sales. Our research and development expenses are estimated to range from 7% to 8% as a percentage of net sales in 2019.

Amortization of intangible assets
Charges associated with amortization of intangible assets totaled $7.6 million in the first quarter of 2019, compared to $7.1 million in the first quarter of 2018. Based on intangible assets held at March 31, 2019, we expect amortization expense to be approximately $30 million per year for the years 2019 through 2023.
Interest expense, net
Interest expense, net, totaled $19.7 million in the first quarter of 2019 and $19.8 million in the first quarter of 2018. Our interest expense in the first quarter of 2019 related primarily to non-cash interest expense associated with the amortization of the discount on the 2023 Notes, 2021 Notes and 2020 Notes of $5.5 million, $5.3 million and $1.4 million, respectively; amortization of deferred financing charges on our borrowings totaling $1.3 million; and cash interest expense totaling $7.2 million primarily associated with the 2023 Notes, 2021 Notes, 2020 Notes and borrowings under our ABL Facility and the Term Loan Facility that was established during the quarter ended July 1, 2018, partially offset by interest income of $1.0 million as a result of the investment of the net proceeds from the 2023 Notes issued in the second quarter of 2018.
Our interest expense in the first quarter of 2018 related primarily to non-cash interest expense associated with the amortization of the discount on the 2021 Notes and 2020 Notes of $4.8 million and $7.2 million, respectively, amortization of deferred financing charges on the 2021 Notes, 2020 Notes, and our ABL Facility totaling $1.3 million; and cash interest expense totaling $6.2 million primarily associated with the coupon on the 2021 Notes, 2020 Notes, and our ABL Facility.
Other expense (income), net
Other expense, net totaled $12.9 million in the first quarter of 2019, compared to $1.0 million of other income, net in the first quarter of 2018.
In the first quarter of 2019, other expense (income), net, primarily consisted of a loss of $14.3 million on the exchange of the cash convertible notes, primarily due to settlement of related conversion derivative liabilities. This amount was partially offset by non-cash adjustments to derivative fair values. In 2018, other expense (income), net primarily consisted of non-cash adjustments to derivative fair values and CVRs.
Provision for income taxes
We recorded a tax provision from continuing operations of $3.6 million in the first quarter of 2019, compared to a tax provision from continuing operations of $0.2 million in the first quarter of 2018. Our income tax provision during the first quarter of 2019 includes a $2.6 million tax provision due a change in tax rates on income from deferred intercompany transactions and tax provision on net earnings in jurisdictions where we do not have a valuation allowance offset by a tax benefit for foreign currency losses. We are unable to recognize a tax benefit in jurisdictions where we are incurring losses (primarily the U.S.) due to the valuation allowance on our net deferred assets. During the first quarter of 2018, our tax provision includes the result of net earnings in jurisdictions where we do not have a valuation allowance offset by a tax benefit for foreign currency losses.
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
Reportable segments
The following tables set forth, for the periods indicated, net sales and operating income of our reportable segments expressed as dollar amounts (in thousands) and as a percentage of net sales:

	Three months ended March 31, 2019
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics
Net sales	$94,816	$82,951	$52,360
Operating income (loss)	$28,941	$31,448	$(1,489)
Operating income (loss) as a percent of net sales	30.5%	37.9%	(2.8)%

	Three months ended April 1, 2018
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics
Net sales	$75,897	$68,896	$53,744
Operating income	$19,458	$24,154	$258
Operating income as a percent of net sales	25.6%	35.1%	0.5%
Net sales of our U.S. lower extremities and biologics segment increased $18.9 million in the three months ended March 31, 2019 compared to the three months ended April 1, 2018. Operating income of our U.S. lower extremities and biologics segment increased $9.5 million for the three months ended March 31, 2019 compared to the three months ended April 1, 2018. These increases to both net sales and operating income were driven primarily by net sales growth from our INFINITY® total ankle replacement products, our core lower extremities and biologics businesses, AUGMENT® Injectable Bone Graft, which received FDA approval in the second quarter of 2018, and leveraging certain selling, general and administrative expenses over increased net sales. Additionally, the impact from the Cartiva acquisition had an impact of approximately $8.4 million and $5.3 million on sales and operating income, respectively, for our U.S. lower extremities and biologics segment.
Net sales of our U.S. upper extremities segment increased $14.1 million in the three months ended March 31, 2019 compared to the three months ended April 1, 2018. Operating income of our U.S. upper extremities segment increased $7.3 million in the three months ended March 31, 2019 as compared to the three months ended April 1, 2018. These increases to both net sales and operating income were primarily driven by net sales growth within our innovative shoulder product portfolio, including the combination of our BLUEPRINT™ enabling technology, PERFORM™ Reversed Glenoid System, and SIMPLICITI® shoulder system, and leveraging certain selling, general and administrative expenses over increased net sales.
Net sales of our International extremities and biologics segment decreased $1.4 million in the three months ended March 31, 2019 compared to the three months ended April 1, 2018. International extremities and biologics segment had a $1.5 million operating loss during the three months ended March 31, 2019 compared to $0.3 million of operating income for the three months ended April 1, 2018, resulting in a $1.7 million decrease in operating income (loss). These decreases were primarily due to unfavorable impacts from foreign currency exchange rates and due to investments made in sales and marketing in our direct markets, as well as spending associated with the new European MDR. These impacts were partially offset by the impact from the Cartiva acquisition and increased sales growth in our direct markets.
Liquidity and Capital Resources
The following table sets forth, for the periods indicated, certain liquidity measures (in thousands):

	March 31, 2019	December 30, 2018
Cash and cash equivalents	$161,516	$191,351
Working capital [1]	(78,822)	136,106
___________________________

[1]
As of March 31, 2019, the closing price of our ordinary shares was greater than 130% of the 2021 Notes conversion price for 20 or more of the 30 consecutive trading days preceding the quarter-end, and, therefore, the holders of the 2021 Notes may convert the notes during the calendar quarter ending June 30, 2019. Due to the ability of the holders of the 2021 Notes to convert the notes during this period, the $327 million carrying value of the 2021 Notes and the $248 million fair value of the 2021 Notes Conversion Derivatives were classified as current liabilities and the $250 million fair value of the 2021 Notes Hedges was classified as current assets as of March 31, 2019. We currently do not expect significant conversions of the 2021 Notes because they currently trade at a premium to the as-converted value, and a converting holder would forego future interest payments. However, any conversions would reduce our cash resources. We believe that, in the event that holders elect to exercise the conversion option, our cash resources and access to additional borrowings would provide the necessary liquidity.

Operating Activities. Cash used in operating activities totaled $7.4 million and $18.8 million in the first three months of 2019 and 2018, respectively. The decrease in cash used in operating activities in the first three months of 2019 was primarily driven by improved cash profitability of continuing operations.
Investing Activities. Our capital expenditures totaled $25.4 million and $11.9 million in the first three months of 2019 and 2018, respectively. This increase is primarily due to increased investments in surgical instrumentation to support the continued rollouts and upcoming product launches in our upper extremities business. Historically, our capital expenditures have consisted principally of surgical instrumentation, purchased manufacturing equipment, research and testing equipment, and computer systems. Further, during 2019, we expect to incur approximately $14 million for the purchase and set up of a 40,000 square foot state of the art manufacturing and distribution facility in Arlington, Tennessee. In total, we expect to incur capital expenditures of more than $90 million in 2019.
Financing Activities. During the first three months of 2019, cash provided by financing activities totaled $4.9 million, compared to $1.1 million in the first three months of 2018.
Cash provided by financing activities in the first three months of 2019 was primarily attributable to $11.0 million in cash received from the issuance of ordinary shares in connection with option exercises. These proceeds were partially offset by $5.7 million of net payments related to the exchange of 2023 Notes for 2020 Notes (as further described below) and the associated issuance of additional 2023 Notes Hedges and warrants, and settlement of pro rata portions of the 2020 Notes Hedges and warrants.
On February 7, 2019, WMG issued $139.6 million of Additional 2023 Notes in exchange for $130.1 million aggregate principal amount of 2020 Notes. As this was a debt modification, a pro rata share of the 2020 Notes deferred financing costs and discount was transferred to the 2023 Notes deferred financing costs and discount. Additionally, the 2023 Notes discount was adjusted in order for net debt to remain the same subsequent to the exchange. While the debt modification was a non-cash transaction, we paid approximately $2.6 million of convertible debt modification costs.
Additionally, on January 30, 2019 and January 31, 2019, we, along with WMG, entered into cash-settled convertible note hedge transactions with certain option counterparties. WMG paid approximately $30.1 million in the aggregate to the option counterparties for the note hedge transactions, and received approximately $21.2 million in the aggregate from the option counterparties for the warrants, resulting in a net cost to us of approximately $8.9 million. In connection with the above described exchange, WMG also settled a pro rata share of the 2020 Notes Hedges and warrants corresponding to the amount of 2020 Notes exchanged pursuant to this transaction. We received proceeds of approximately $16.8 million related to the 2020 Notes Hedges and paid $11.0 million related to the 2020 Warrants, generating net proceeds of $5.8 million.
Cash provided by financing activities in the first three months of 2018 was primarily attributable to $2.6 million in cash received from the issuance of ordinary shares in connection with option exercises and $2.0 million of other debt proceeds.
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
Discontinued Operations. Our cash flows from discontinued operations during 2019 were attributable primarily to legacy Wright’s former OrthoRecon business as described in Note 13. Our cash flows from discontinued operations during 2018 were attributable primarily to legacy Wright’s former OrthoRecon business.
Cash flows from discontinued operations are combined with cash flows from continuing operations in the condensed consolidated statements of cash flows. Cash used in operating activities by the OrthoRecon business totaled $23.2 million and $24.0 million for the three months ended March 31, 2019 and April 1, 2018, respectively.
We expect cash outflows resulting from product liabilities during the remainder of 2019 and 2020, associated with the metal-on-metal settlements, net of insurance recoveries. We do not expect that the future cash outflows from discontinued operations, including the payment of these retained liabilities of the OrthoRecon business, will have an impact on our ability to meet contractual cash obligations and fund our working capital requirements, operations, and anticipated capital expenditures.
Contractual Cash Obligations. As of March 31, 2019, there were no material changes to our contractual cash obligations and commercial commitments as disclosed in in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Contractual Cash Obligations” of our Annual Report on Form 10-K for the year ended December 30, 2018, except for the Additional 2023 Notes and the reclassification of the 2021 Notes as described in Note 10 and a minimum purchase obligation of approximately $3.6 million a year until March 29, 2026.
As of March 31, 2019, the closing price of our ordinary shares was greater than 130% of the 2021 Notes conversion price for 20 or more of the 30 consecutive trading days preceding the quarter-end, and, therefore, the holders of the 2021 Notes may convert the notes during the calendar quarter ending June 30, 2019. Due to the ability of the holders of the 2021 Notes to convert the notes during this period, the carrying value of the 2021 Notes and the fair value of the 2021 Notes Conversion Derivatives were classified as current liabilities and the fair value of the 2021 Notes Hedges was classified as current assets as of March 31, 2019.
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

Other Liquidity Information. We have historically funded our cash needs through various equity and debt issuances, more recently borrowings under our ABL Credit Agreement, and through cash flow from operations.
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
On February 7, 2019, WMG issued $139.6 million of Additional 2023 Notes in exchange for $130.1 million of 2020 Notes. For each $1,000 principal amount of 2020 Notes validly submitted for exchange, WMG delivered $1,072.40 principal amount of Additional 2023 Notes to the exchanging investor (subject, in each case, to rounding to the nearest $1,000 aggregate principal amount for each such exchanging investor).
On December 23, 2016, we, together with WMG and certain of our other wholly-owned U.S. subsidiaries (collectively, Borrowers), entered into a Credit, Security and Guaranty Agreement with Midcap Financial Trust, as administrative agent (Agent) and a lender and the additional lenders from time to time party thereto, which agreement was subsequently amended in May 2018 and February 2019 (as amended, the ABL Credit Agreement).
The ABL Credit Agreement provides for a $175 million senior secured asset-based line of credit, subject to the satisfaction of a borrowing base requirement (ABL Facility) and a $55 million term loan facility (Term Loan Facility). The ABL Facility may be increased by up to $75 million upon the Borrowers’ request, subject to the consent of the Agent and each of the other lenders providing such increase. All borrowings under the ABL Facility are subject to the satisfaction of customary conditions, including the absence of default, the accuracy of representations and warranties in all material respects and the delivery of an updated borrowing base certificate. The initial $20 million term loan tranche was funded at closing in May 2018. The Borrowers may at any time borrow the second $35 million term loan tranche, but are required to do so no later than May 7, 2021. All borrowings under the Term Loan Facility are subject to the satisfaction of customary conditions, including the absence of default and the accuracy of representations and warranties in all material respects. We are in compliance with all covenants as of March 31, 2019.
As of March 31, 2019, we had $20.2 million in borrowings outstanding under the ABL Facility and $154.8 million in unused availability under the ABL Facility. As of December 30, 2018, we had $17.8 million in borrowings outstanding under the ABL Facility and $132.2 million in unused availability under the ABL Facility.
Between November 2016 and October 2017, WMT entered into three MoM Settlement Agreements with Court-appointed attorneys representing plaintiffs in the MDL and JCCP to settle a total of 1,974 cases that met the eligibility requirements of the MoM Settlement Agreements and were either pending in the MDL or JCCP, or subject to court-approved tolling agreements in the MDL or JCCP, for an aggregate sum of $339.2 million. As of March 31, 2019, we had funded $304.4 million under the MoM Settlement Agreements.
As of March 31, 2019, our accrual for metal-on-metal claims totaled $61.5 million, of which $36.3 million is included in our condensed consolidated balance sheet within “Accrued expenses and other current liabilities” and $25.2 million is included within “Other liabilities.” As of December 30, 2018, our accrual for metal-on-metal claims totaled $74.5 million, of which $51.9 million is included in our condensed consolidated balance sheet within “Accrued expenses and other current liabilities” and $22.6 million is included within “Other liabilities.” See Note 13 to our condensed consolidated financial statements for additional discussion regarding the MoM Settlement Agreements and our accrual methodologies for the metal-on-metal hip replacement product liability claims.
Although it is difficult for us to predict our future liquidity requirements, we believe that our cash and cash equivalents of $161.5 million, the $154.8 million in availability under the ABL Facility and the additional $35 million in availability under the Term Loan Facility, as of March 31, 2019, will be sufficient for at least the next 12 months to fund the working capital requirements and operations, permit anticipated capital expenditures, pay retained metal-on-metal product and other liabilities of the OrthoRecon business, including without limitation amounts under the MoM Settlement Agreements, fund contingent considerations, and meet our other anticipated contractual cash obligations in 2019 and 2020.
In-process research and development. In connection with the IMASCAP acquisition, we acquired in-process research and development (IPRD) technology related to a next generation reverse shoulder implant system that had not yet reached technological feasibility as of the acquisition date. This project was assigned a fair value of $5.3 million on the acquisition date.
In connection with the Cartiva acquisition, we acquired IPRD technology related to a thumb implant (CMC) that is in development. This project was assigned a fair value of $1.0 million on the acquisition date.

The current IPRD projects we acquired in our IMASCAP and Cartiva acquisitions are as follows:

•
The next generation reverse shoulder implant system is a reverse shoulder replacement implant having glenoid or glenoid and humeral implant components. We have an anticipated first clinical use in 2020 and launch in the second half of 2021; however, the risks and uncertainties associated with completion are dependent upon testing validations and FDA and CE mark clearance. We have incurred expenses of less than $0.1 million in the three months ended March 31, 2019. Project cost to complete is estimated to be less than $2 million.

•
The CMC thumb implant is an arthroplasty device designed to resurface the CMC joint for the treatment of osteoarthritis. We anticipate the launch of CMC thumb implant no earlier than 2021; however, the risks and uncertainties associated with completion are dependent upon testing validations and FDA clearance. We have incurred expenses of approximately $0.3 million in the three months ended March 31, 2019. Project cost to complete is estimated to be less than $3 million.

Critical Accounting Policies and Estimates
Information on judgments related to our most critical accounting policies and estimates is discussed in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates” of our Annual Report on Form 10-K for the year ended December 30, 2018 filed with the SEC on February 27, 2019. Certain of our more critical accounting estimates require the application of significant judgment by management in selecting the appropriate assumptions in determining the estimate. By their nature, these judgments are subject to an inherent degree of uncertainty. We develop these judgments based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers, and information available from other outside sources, as appropriate. Actual results may differ from these judgments under different assumptions or conditions. Different, reasonable estimates could have been used for the current period. Additionally, changes in accounting estimates are reasonably likely to occur from period to period. Both of these factors could have a material impact on the presentation of our financial condition, changes in financial condition or results of operations.
There have been no material changes to our critical accounting policies and estimates discussed in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates” of our Annual Report on Form 10-K for the year ended December 30, 2018.
Recent Accounting Pronouncements
Information regarding recent accounting pronouncements is included in Note 2 to our condensed consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk
Our exposure to interest rate risk arises principally from variable interest rates applicable to borrowings under our ABL Credit Agreement and the interest rates associated with our invested cash balances.
Borrowings under our ABL Credit Agreement, including our ABL Facility and Term Loan Facility, bear interest at variable rates. The interest rate margin applicable to borrowings under the ABL Facility is, at the option of the Borrowers, equal to either (a) 3.25% for base rate loans or (b) 4.25% for LIBOR rate loans, subject to a 0.75% LIBOR floor. The interest rate applicable to borrowings under the Term Loan Facility is equal to one-month LIBOR plus 7.85%, subject to a 1.00% LIBOR floor. As of March 31, 2019, we had $20.2 million of borrowings under our ABL Facility and $20 million principal outstanding under our Term Loan Facility. Based upon this debt level, and the LIBOR floor on our interest rate, a 100 basis point increase in the annual interest rate on such borrowings would have an immaterial impact on our interest expense on an annual basis.
On March 31, 2019, we had invested cash and cash equivalents of approximately $161.5 million. We believe that a 10 basis point change in interest rates is reasonably possible in the near term. Based on our current level of investment, an increase or decrease of 10 basis points in interest rates would have an annual impact of approximately $0.2 million to our interest income.
As of March 31, 2019, we had outstanding an aggregate of $56.5 million, $395.0 million, and $814.6 million, principal amount of our 2020 Notes, 2021 Notes, and 2023 Notes, respectively. We carry these instruments at face value less unamortized discount and unamortized debt issuance costs on our condensed consolidated balance sheets. Since these instruments bear interest at a fixed rate, we have no financial statement risk associated with changes in interest rates. However, the fair value of the 2020 Notes, 2021 Notes, and 2023 Notes fluctuates when interest rates change, and when the market price of our ordinary shares fluctuates. We do not carry the 2020 Notes, 2021 Notes, or 2023 Notes at fair value, but present the fair value of the principal amount of our 2020 Notes, 2021 Notes, and 2023 Notes for disclosure purposes.
Equity Price Risk
On June 28, 2018, we issued $675 million aggregate principal amount of the 2023 Notes. Additional 2023 Notes were issued in exchange for a portion of 2020 Notes in February 2019. As of March 31, 2019, $814.6 million aggregate principal amount was outstanding on the 2023 Notes. The holders of the 2023 Notes may convert their 2023 Notes into cash upon the satisfaction of certain circumstances as described in Note 10. The conversion and settlement provisions of the 2023 Notes are based on the price of our ordinary shares at conversion or at maturity of the notes. In addition, the hedges and warrants associated with these convertible notes also include settlement provisions that are based on the price of our ordinary shares. The amount of cash we may be required to pay, or the number of shares we may be required to provide to note holders at conversion or maturity of these notes, is determined by the price of our ordinary shares. The amount of cash that we may receive from hedge counterparties in connection with the related hedges and the number of shares that we may be required to provide warrant counterparties in connection with the related warrants are also determined by the price of our ordinary shares.
Upon the expiration of our warrants issued in connection with the 2023 Notes, we will issue ordinary shares to the purchasers of the warrants to the extent the price of our ordinary shares exceeds the warrant strike price of $40.86 at that time. The following table shows the number of shares that we would issue to warrant counterparties at expiration of the warrants based on the warrants outstanding as of March 31, 2019 assuming various closing prices of our ordinary shares on the date of warrant expiration:

Share price		Shares (in thousands)
$44.95	(10% greater than strike price)	2,219
$49.03	(20% greater than strike price)	4,068
$53.12	(30% greater than strike price)	5,633
$57.20	(40% greater than strike price)	6,974
$61.29	(50% greater than strike price)	8,137
The fair value of the 2023 Notes Conversion Derivative and the 2023 Notes Hedge is directly impacted by the price of our ordinary shares. We entered into the 2023 Notes Hedges in connection with the issuance of the 2023 Notes with the option counterparties. The 2023 Notes Hedges, which are cash-settled, are intended to reduce our exposure to potential cash payments we are required to make upon conversion of the 2023 Notes in excess of the principal amount of converted notes if our ordinary share price exceeds the conversion price. The following table presents the fair values of the 2023 Notes Conversion Derivative and 2023 Notes Hedge as a result of a hypothetical 10% increase and decrease in the price of our ordinary shares. We believe that a 10% change in our share price is reasonably possible in the near term:

(in thousands)
	Fair value of security given a 10% decrease in share price	Fair value of security as of March 31, 2019	Fair value of security given a 10% increase in share price
2023 Notes Hedges (Asset)	$154,705	$201,257	$252,151
2023 Notes Conversion Derivative (Liability)	$150,362	$201,431	$257,710
On May 20, 2016, we issued $395 million aggregate principal amount of the 2021 Notes. The holders of the 2021 Notes may convert their 2021 Notes into cash upon the satisfaction of certain circumstances as described in Note 10. As of March 31, 2019, the closing price of our ordinary shares was greater than 130% of the 2021 Notes conversion price for 20 or more of the 30 consecutive trading days preceding the quarter-end; and, therefore, the holders of the 2021 Notes may convert the notes during the succeeding quarterly period. Due to the ability of the holders of the 2021 Notes to convert the notes during this period, the carrying value of the 2021 Notes and the fair value of the 2021 Notes Conversion Derivative were classified as current liabilities, and the fair value of the 2021 Notes Hedges was classified as current assets as of March 31, 2019. The respective balances were classified as long-term as of December 30, 2018. We currently do not expect significant conversions because the 2021 Notes currently trade at a premium to the as-converted value, and a converting holder would forego future interest payments. However, any conversions would reduce our cash resources.
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

Upon the expiration of our warrants issued in connection with the 2021 Notes, we will issue ordinary shares to the purchasers of the warrants to the extent the price of our ordinary shares exceeds the warrant strike price of $30.00 at that time. The following table shows the number of shares that we would issue to warrant counterparties at expiration of the warrants based on the warrants outstanding as of March 31, 2019 assuming various closing prices of our ordinary shares on the date of warrant expiration:

Share price		Shares (in thousands)
$33.00	(10% greater than strike price)	1,681
$36.00	(20% greater than strike price)	3,082
$39.00	(30% greater than strike price)	4,268
$42.00	(40% greater than strike price)	5,284
$45.00	(50% greater than strike price)	6,164
The fair value of the 2021 Notes Conversion Derivative and the 2021 Notes Hedge is directly impacted by the price of our ordinary shares. We entered into the 2021 Notes Hedges in connection with the issuance of the 2021 Notes with the option counterparties. The 2021 Notes Hedges, which are cash-settled, are intended to reduce our exposure to potential cash payments we are required to make upon conversion of the 2021 Notes in excess of the principal amount of converted notes if our ordinary share price exceeds the conversion price. The following table presents the fair values of the 2021 Notes Conversion Derivative and 2021 Notes Hedge as a result of a hypothetical 10% increase and decrease in the price of our ordinary shares. We believe that a 10% change in our share price is reasonably possible in the near term:

(in thousands)
	Fair value of security given a 10% decrease in share price	Fair value of security as of March 31, 2019	Fair value of security given a 10% increase in share price
2021 Notes Hedges (Asset)	$202,637	$250,222	$299,942
2021 Notes Conversion Derivative (Liability)	$194,649	$248,299	$303,744
On February 13, 2015, WMG issued $632.5 million aggregate principal amount of the 2020 Notes. A portion of the 2020 Notes was exchanged in conjunction with both the 2021 Notes and the 2023 Notes. As of March 31, 2019, $56.5 million aggregate principal amount was outstanding on the 2020 Notes. The holders of the 2020 Notes may convert their notes at any time prior to August 15, 2019 solely into cash upon satisfaction of certain circumstances as described in Note 10. On or after August 15, 2019, holders may convert their 2020 Notes solely into cash, regardless of the foregoing circumstances. Due to the ability of the holders of the 2020 Notes to convert within the next year, the carrying value of the 2020 Notes and the fair value of the 2020 Notes Conversion Derivatives were classified as current liabilities and the fair value of the 2020 Notes Hedges was classified as current assets as of March 31, 2019 and December 30, 2018.
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
Upon the expiration of our warrants associated with the 2020 Notes, we will issue ordinary shares to the purchasers of the warrants to the extent the price of our ordinary shares exceeds the warrant strike price at that time. On November 24, 2015, Wright Medical Group N.V. assumed WMG’s obligations pursuant to the warrants, and the strike price of the warrants was adjusted from $40.00 to $38.8010 per ordinary share. The following table shows the number of shares that we would issue to warrant counterparties at expiration of the warrants based on the warrants outstanding as of March 31, 2019 assuming various closing prices of our ordinary shares on the date of warrant expiration:

Share price		Shares (in thousands)
$42.68	(10% greater than strike price)	171
$46.56	(20% greater than strike price)	314
$50.44	(30% greater than strike price)	435
$54.32	(40% greater than strike price)	539
$58.20	(50% greater than strike price)	628

The fair value of the 2020 Notes Conversion Derivative and the 2020 Notes Hedge is directly impacted by the price of our ordinary shares. We entered into the 2020 Notes Hedges in connection with the issuance of the 2020 Notes with the option counterparties. In conjunction with the issuance of the 2021 Notes, a portion of the 2020 Notes Conversion Derivative and the 2020 Notes Hedges were settled. In conjunction with the issuance of the 2023 Notes and the Additional 2023 Notes, a portion of the 2020 Notes Conversion Derivative and the 2020 Notes Hedges were settled as described in Note 6. The remaining 2020 Notes Hedges, which are cash-settled, are intended to reduce our exposure to potential cash payments we are required to make upon conversion of the 2020 Notes in excess of the principal amount of converted notes if our ordinary share price exceeds the conversion price. The following table presents the fair values of the 2020 Notes Conversion Derivative and 2020 Notes Hedges as a result of a hypothetical 10% increase and decrease in the price of our ordinary shares. We believe that a 10% change in our share price is reasonably possible in the near term:

(in thousands)
	Fair value of security given a 10% decrease in share price	Fair value of security as of March 31, 2019	Fair value of security given a 10% increase in share price
2020 Notes Hedges (Asset)	$5,761	$9,223	$13,388
2020 Notes Conversion Derivative (Liability)	$5,451	$8,991	$13,286
Foreign Currency Exchange Rate Fluctuations
Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our financial results. Approximately 21% of our net sales from continuing operations were denominated in foreign currencies during the three months ended March 31, 2019 and we expect that foreign currencies will continue to represent a similarly significant percentage of our net sales in the future. The cost of sales related to these sales is primarily denominated in U.S. dollars; however, operating costs related to these sales are largely denominated in the same respective currencies, thereby partially limiting our transaction risk exposure. For sales not denominated in U.S. dollars, an increase in the rate at which a foreign currency is exchanged for U.S. dollars will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases, if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and our competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our prices not being competitive in a market where business is transacted in the local currency.
For the three months ended March 31, 2019, approximately 89% of our net sales denominated in foreign currencies were derived from European Union countries, which are denominated in the euro; from the United Kingdom, which are denominated in the British pound; from Australia which are denominated in Australian dollar; and from Canada, which are denominated in the Canadian dollar. Additionally, we have significant intercompany receivables, payables, and debt from our foreign subsidiaries that are denominated in foreign currencies, principally the euro, the Japanese yen, the British pound, the Australian dollar, and the Canadian dollar. Our principal exchange rate risk, therefore, exists between the U.S. dollar and the euro, the Japanese yen, British pound, Australian dollar, and the Canadian dollar. Fluctuations from the beginning to the end of any given reporting period result in the revaluation of our foreign currency-denominated intercompany receivables, payables, and debt generating currency translation gains or losses that impact our non-operating income and expense levels in the respective period.
A uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which our transactions are denominated would have resulted in an increase in operating income of approximately $1.1 million for the three months ended March 31, 2019. This hypothetical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. This sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices, which can also be affected by the change in exchange rates.
ITEM 4. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2019 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2019.
Changes in Internal Control Over Financial Reporting
During the fiscal quarter ended March 31, 2019, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
Governmental Inquiries
On August 3, 2012, we received a subpoena from the United States Attorney’s Office for the Western District of Tennessee requesting records and documentation relating to the PROFEMUR® series of hip replacement devices. The subpoena covers the period from January 1, 2000 to August 2, 2012. We will continue to cooperate as required.
Patent Litigation
On March 23, 2018, WMT filed suit against Paragon 28, Inc. (Paragon 28) in the United States District Court for the District of Colorado, alleging infringement of ten patents concerning orthopedic plates, plating systems and instruments, and related methods of use. Our complaint seeks damages, injunctive relief and attorneys’ fees. On June 4, 2018, Paragon 28 filed an amended answer and counterclaim seeking declaratory judgment of non-infringement and invalidity of the patent-in-suit, and attorneys’ fees. On September 28, 2018, WMT filed an amended complaint adding claims against Paragon 28 for misappropriation of trade secrets and related wrongdoing. Paragon 28 filed a motion to dismiss those trade secret-related claims, which WMT has opposed, and the motion remains pending. In March 2019, Paragon 28 filed four petitions with the Patent Trial and Appeal Board seeking Inter Partes Reviews of the patents in question. We are in the process of preparing our response to this filing.
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
Certain plaintiffs have elected to file their lawsuits in state courts in California. In doing so, most of those plaintiffs have named a surgeon involved in the design of the allegedly defective products as a defendant in the actions, along with his personal corporation. Pursuant to contractual obligations, we have agreed to indemnify and defend the surgeon in those actions. Similar to the MDL proceeding in federal court, because the lawsuits generally employ similar allegations, certain of those pending lawsuits in California were consolidated for pre-trial handling on May 14, 2012 pursuant to procedures of California State Judicial Counsel Coordinated Proceedings (the JCCP). The consolidated matter is known as In re: Wright Hip Systems Cases, Judicial Counsel Coordination Proceeding No. 4710. Pursuant to previously disclosed settlement agreements with the Court-appointed attorneys representing plaintiffs in the MDL and JCCP described below (the MoM Settlement Agreements), the MDL and JCCP were closed to new cases effective October 18, 2017 and October 31, 2017, respectively.

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
Excluding claims resolved in the MoM Settlement Agreements, as of March 31, 2019, there were approximately 169 unresolved metal-on-metal hip cases pending in the U.S. This number includes cases ineligible for settlement under the MoM Settlement Agreements, cases which opted out of such settlements, post-settlement cases, tolled cases, and existing state court cases that were not part of the MDL or JCCP.  As of March 31, 2019, we estimate there also were pending approximately 32 unresolved non-U.S. metal-on metal hip cases, 42 unresolved U.S. modular neck cases alleging claims related to the release of metal ions, and zero non-U.S. modular neck cases with metal ion allegations. We also estimate that as of March 31, 2019, there were approximately 533 non-revision claims either dismissed or awaiting dismissal from the MDL and JCCP, which dismissal is a condition of the MoM Settlement Agreements. Although there is a limited time period during which dismissed non-revision claims may be refiled, it is presently unclear how many non-revision claimants will elect to do so. As of March 31, 2019, no dismissed non-revision cases have been refiled.
As previously disclosed, between November 2016 and October 2017, WMT entered into three MoM Settlement Agreements with Court-appointed attorneys representing plaintiffs in the MDL and JCCP to settle a total of 1,974 cases that met the eligibility requirements of the MoM Settlement Agreements and were either pending in the MDL or JCCP, or subject to court-approved tolling agreements in the MDL or JCCP, for an aggregate sum of $339.2 million. See Note 13 to our condensed consolidated financial statements for additional information regarding the MoM Settlement Agreements.
We have received claims for personal injury against us associated with fractures of the PROFEMUR® titanium modular neck product (Titanium Modular Neck Claims). As of March 31, 2019, there were approximately 17 unresolved pending U.S. lawsuits and approximately 55 unresolved pending non-U.S. lawsuits alleging such claims (44 of which are part of a single consolidated class action lawsuit in Canada). These lawsuits generally seek monetary damages.
We are aware that MicroPort has recalled a certain size of its cobalt chrome modular neck product as a result of alleged fractures. As of March 31, 2019, there were twelve pending U.S. lawsuits and five pending non-U.S. lawsuits against us alleging personal injury resulting from the fracture of a cobalt chrome modular neck. These lawsuits generally seek monetary damages.
Insurance Litigation
We have maintained product liability insurance coverage on a claims-made basis. During the fiscal quarter ended September 30, 2012, we received a customary reservation of rights from Federal, our then primary product liability insurance carrier, asserting that certain present and future claims which allege certain types of injury related to the CONSERVE® Claims would be covered as a single occurrence under the policy year the first such claim was asserted. The effect of this coverage position would have been to place CONSERVE® Claims into a single prior policy year in which applicable claims-made coverage was available, subject to the overall policy limits then in effect. We notified Federal that we disputed its characterization of the CONSERVE® Claims as a single occurrence, which resulted in multi-year insurance coverage litigation (the Tennessee Coverage Litigation) that has recently been resolved as discussed below. We continue to separately litigate with Lexington Insurance Company (Lexington), the only remaining insurance carrier with whom coverage for metal on metal hip claims remains in dispute.
As previously disclosed, we entered into settlement agreements with five of the seven insurance carriers with whom metal on metal hip coverage was in dispute - Columbia Casualty Company, Travelers, AXIS Surplus Lines Insurance Company, Federal, and Catlin Underwriting Agencies Limited for and on behalf of Syndicate 2003 at Lloyd’s of London.
Following the foregoing settlements, the only remaining insurer in the Tennessee Coverage Litigation was Catlin Specialty Insurance Company (Catlin). In April 2019, we reached a settlement with Catlin, thus resolving in full the Tennessee Coverage Litigation.
Separately, in March 2017, Lexington Insurance Company (Lexington), which had been dismissed from the Tennessee Coverage Litigation, requested arbitration under five Lexington insurance policies in connection with the CONSERVE® Claims. We subsequently engaged in discussions and correspondence with Lexington about the scope of the requested arbitration(s). On or about October 27, 2017, Lexington filed an Application for Order to Compel Arbitration in the Commonwealth of Massachusetts, Suffolk County Superior Court, naming WMT, Wright Medical Group, Inc., and Wright Medical Group N.V. We opposed the Application. On February 28, 2018, the Massachusetts Court ordered the parties to arbitrate the two Lexington insurance policies containing Massachusetts arbitration clauses but did not order arbitration under the remaining three Lexington policies at issue. We have appealed that ruling. While the appeal is pending, we are proceeding with the arbitration, but the selection of the arbitrators is still in dispute. In the arbitration, Lexington has asserted a claim for declaratory relief, and we have asserted counter-claims for breach of contract, declaratory relief, and bad faith.

On September 26, 2018, Lexington sought to add a claim alleging our filing of the Tennessee lawsuit referred to below was not in good faith. We objected to Lexington’s additional claim and argued that such claim could only be added upon agreement of the arbitrators (who are yet to be selected). The American Arbitration Association agreed with our position.
On May 22, 2018, we initiated a lawsuit against Lexington under the three policies that the court did not order into arbitration in Massachusetts. The lawsuit, filed in the Chancery Court of Tennessee, alleges breach of contract, declaratory relief, and bad faith in connection with Lexington’s failure and refusal to provide coverage for the underlying metal-on-metal claims under policies issued for 2009-2012. On July 12, 2018, Lexington brought a motion to stay the litigation and compel arbitration under the 2009-2011 Lexington policies. On February 21, 2019, we filed a motion to strike Lexington’s motion to stay. On March 13, 2019, we filed an opposition to Lexington’s motion and are awaiting a hearing on the motion.
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
ITEM 1A. RISK FACTORS.
There have been no material changes to the risk factors that were discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 30, 2018, as filed with the SEC on February 27, 2019.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
Not applicable.

ITEM 6. EXHIBITS.

(a)	Exhibits.
The following exhibits are being filed or furnished with this Quarterly Report on Form 10-Q:

Exhibit No.	Exhibit	Method of Filing
4.1	Form of Note Representing $139,556,000 Aggregate Principal Amount of Wright Medical Group, Inc.’s 1.625% Cash Convertible Senior Notes Due 2023	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 8, 2019 (File No. 001-35065)
10.1	Amendment to Commercial Supply Agreement, dated January 31, 2019, between BioMimetic Therapeutics, LLC and FUJIFILM Diosynth Biotechnologies U.S.A., Inc. [1]	Filed herewith
10.2	Form of Exchange Agreement, dated as of January 30, 2019, among Wright Medical Group, Inc., Wright Medical Group N.V. and Each Investor Party Thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 31, 2019 (File No. 001-35065)
10.3	Bond Hedge Confirmation, dated as of January 30, 2019, among Wright Medical Group N.V., Wright Medical Group, Inc. and JPMorgan Chase Bank, National Association	Filed herewith
10.4	Bond Hedge Confirmation, dated as of January 30, 2019, among Wright Medical Group N.V., Wright Medical Group Inc. and Deutsche Bank AG, London Branch	Filed herewith
10.5	Warrant Confirmation, dated as of January 30, 2019, between Wright Medical Group N.V. and JPMorgan Chase Bank, National Association	Filed herewith
10.6	Warrant Confirmation, dated as of January 30, 2019, between Wright Medical Group N.V. and Deutsche Bank AG, London Branch	Filed herewith
10.7	Call Spread Unwind Agreement, dated as of January 30, 2019, among Wright Medical Group N.V., Wright Medical Group, Inc. and JPMorgan Chase Bank, National Association	Filed herewith
10.8	Call Spread Unwind Agreement, dated as of January 30, 2019, among Wright Medical Group N.V., Wright Medical Group, Inc. and Deutsche Bank AG, London Branch	Filed herewith
10.9	Call Spread Unwind Agreement, dated as of January 30, 2019, among Wright Medical Group N.V., Wright Medical Group, Inc. and Wells Fargo Bank, National Association	Filed herewith
10.10	Bond Hedge Confirmation, dated as of January 31, 2019 among Wright Medical Group N.V., Wright Medical Group, Inc. and JPMorgan Chase Bank, National Association	Filed herewith
10.11	Bond Hedge Confirmation, dated as of January 31, 2019 among Wright Medical Group N.V., Wright Medical Group, Inc. and Deutsche Bank AG, London Branch	Filed herewith
10.12	Warrant Confirmation, dated as of January 31, 2019, between Wright Medical Group N.V. and JPMorgan Chase Bank, National Association	Filed herewith

Exhibit No.	Exhibit	Method of Filing
10.13	Warrant Confirmation, dated as of January 31, 2019, between Wright Medical Group N.V. and Deutsche Bank AG, London Branch	Filed herewith
10.14	Call Spread Unwind Agreement, dated as of January 31, 2019, among Wright Medical Group N.V., Wright Medical Group, Inc. and JPMorgan Chase Bank, National Association	Filed herewith
10.15	Call Spread Unwind Agreement, dated as of January 31, 2019, among Wright Medical Group N.V., Wright Medical Group, Inc. and Deutsche Bank AG, London Branch	Filed herewith
10.16	Call Spread Unwind Agreement, dated as of January 31, 2019, among Wright Medical Group N.V., Wright Medical Group, Inc. and Wells Fargo Bank, National Association	Filed herewith
10.17
Amendment No. 3 to Amended and Restated Credit, Security and Guaranty Agreement dated as of February 25, 2019 among Wright Medical Group N.V. (as Guarantor), Wright Medical Group, Inc. (as Borrower), Certain Other Direct and Indirect Subsidiaries Listed on the Signature Pages Thereto (each as Borrower), Midcap Funding IV Trust (as Lender and Agent) and the Financial Institutions or other Entities Parties Thereto
Incorporated by reference to Exhibit 10.59 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2018 (File No. 001-35065)
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
101
The following materials from Wright Medical Group N.V.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of March 31, 2019 and December 30, 2018, (ii) the Consolidated Statements of Operations for the three months ended March 31, 2019 and April 1, 2018, (iii) the Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2019 and April 1, 2018, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and April 1, 2018, (v) the Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2019 and April 1, 2018, and (vi) Notes to Consolidated Financial Statements
Filed herewith
___________________________

[1]	Confidential portions of this exhibit have been redacted in compliance with Item 601(b)(10) of SEC Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
May 7, 2019

WRIGHT MEDICAL GROUP N.V.
By:	/s/ Robert J. Palmisano
Robert J. Palmisano
President and Chief Executive Officer
(principal executive officer)

By:	/s/ Lance A. Berry
Lance A. Berry
Executive Vice President, Chief Financial and Operations Officer
(principal financial officer)