Form 10-Q
period 2019-06-30
Wright Medical Group N.V.
filed 2019-08-08
CIK 1492658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission file number: 001-35065
WRIGHT MEDICAL GROUP N.V.
(Exact name of registrant as specified in its charter)

The Netherlands	98-0509600
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Prins Bernhardplein 200			None
1097 JB	Amsterdam,	The Netherlands	(Zip Code)
(Address of principal executive offices)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of August 2, 2019, there were 126,678,118 ordinary shares outstanding.

WRIGHT MEDICAL GROUP N.V.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited).
Wright Medical Group N.V. Condensed Consolidated Balance Sheets (In thousands, except share data) (unaudited)

	June 30, 2019	December 30, 2018
Assets:
Current assets:
Cash and cash equivalents	$150,574	$191,351
Accounts receivable, net	139,680	141,019
Inventories	194,720	180,690
Prepaid expenses	14,225	11,823
Other current assets [1]	280,343	78,349
Total current assets	779,542	603,232

Property, plant and equipment, net	239,734	224,929
Goodwill	1,263,958	1,268,954
Intangible assets, net	273,532	282,332
Deferred income taxes	948	942
Other assets [1]	204,970	314,012
Total assets	$2,762,684	$2,694,401
Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$43,949	$48,359
Accrued expenses and other current liabilities [1]	395,106	217,081
Current portion of long-term obligations [1]	417,911	201,686
Total current liabilities	856,966	467,126

Long-term debt and finance lease obligations [1]	727,348	913,441
Deferred income taxes	11,729	13,146
Other liabilities [1]	260,611	368,229
Total liabilities	1,856,654	1,761,942
Commitments and contingencies (Note 13)
Shareholders’ equity:
Ordinary shares, €0.03 par value, authorized: 320,000,000 shares; issued and outstanding: 126,580,952 shares at June 30, 2019 and 125,555,751 shares at December 30, 2018	4,623	4,589
Additional paid-in capital	2,553,442	2,514,295
Accumulated other comprehensive loss	(19,509)	(8,083)
Accumulated deficit	(1,632,526)	(1,578,342)
Total shareholders’ equity	906,030	932,459
Total liabilities and shareholders’ equity	$2,762,684	$2,694,401

___________________________

[1]
As of June 30, 2019, the closing price of our ordinary shares was greater than 130% of the 2021 Notes conversion price for 20 or more of the 30 consecutive trading days preceding the quarter-end; and, therefore, the holders of the 2021 Notes may convert the notes during the succeeding quarterly period. Due to the ability of the holders of the 2021 Notes to convert the notes during this period, the carrying value of the 2021 Notes and the fair value of the 2021 Notes Conversion Derivative were classified as current liabilities, and the fair value of the 2021 Notes Hedges were classified as current assets as of June 30, 2019. The respective balances were classified as long-term as of December 30, 2018. See Note 6 and Note 10.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Wright Medical Group N.V. Condensed Consolidated Statements of Operations (In thousands, except per share data) (unaudited)

	Three months ended		Six months ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Net sales	$229,734	$205,400	$459,861	$403,937
Cost of sales [1]	48,338	45,558	94,655	86,697
Gross profit	181,396	159,842	365,206	317,240
Operating expenses:
Selling, general and administrative [1]	152,112	140,826	305,418	278,074
Research and development [1]	18,756	14,665	35,728	28,564
Amortization of intangible assets	7,862	6,009	15,449	13,150
Total operating expenses	178,730	161,500	356,595	319,788
Operating income (loss)	2,666	(1,658)	8,611	(2,548)
Interest expense, net	19,995	20,678	39,690	40,490
Other (income) expense, net	(1,831)	72,747	11,064	71,747
Loss from continuing operations before income taxes	(15,498)	(95,083)	(42,143)	(114,785)
Provision (benefit) for income taxes	3,434	(4,462)	7,045	(4,257)
Net loss from continuing operations	(18,932)	(90,621)	(49,188)	(110,528)
Income (loss) from discontinued operations, net of tax	1,120	22,923	(5,225)	17,316
Net loss	$(17,812)	$(67,698)	$(54,413)	$(93,212)

Net loss from continuing operations per share - basic and diluted (Note 12):	$(0.15)	$(0.85)	$(0.39)	$(1.04)
Net income (loss) from discontinued operations per share - basic and diluted (Note 12):	$0.01	$0.21	$(0.04)	$0.16
Net loss per share - basic and diluted (Note 12):	$(0.14)	$(0.64)	$(0.43)	$(0.88)

Weighted-average number of ordinary shares outstanding - basic and diluted:	126,267	106,095	126,040	106,000
___________________________

[1]	These line items include the following amounts of non-cash, share-based compensation expense for the periods indicated:

	Three months ended		Six months ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Cost of sales	$137	$146	$257	$311
Selling, general and administrative	6,835	5,437	13,822	9,959
Research and development	651	478	1,165	809

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wright Medical Group N.V.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(unaudited)

	Three months ended		Six months ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Net loss	$(17,812)	$(67,698)	$(54,413)	$(93,212)

Other comprehensive loss:
Changes in foreign currency translation	(123)	(29,327)	(11,426)	(16,869)
Other comprehensive loss	(123)	(29,327)	(11,426)	(16,869)

Comprehensive loss	$(17,935)	$(97,025)	$(65,839)	$(110,081)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Wright Medical Group N.V. Condensed Consolidated Statements of Cash Flows (In thousands) (unaudited)

	Six months ended
	June 30, 2019	July 1, 2018
Operating activities:
Net loss	$(54,413)	$(93,212)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	31,673	28,382
Share-based compensation expense	15,244	11,079
Amortization of intangible assets	15,449	13,150
Amortization of deferred financing costs and debt discount	26,948	26,986
Deferred income taxes	(1,238)	(1,531)
Provision for excess and obsolete inventory	6,016	11,025
Amortization of inventory step-up adjustment	704	—
Non-cash adjustment to derivative fair values	(1,812)	34,573
Net loss on exchange or extinguishment of debt	14,274	39,935
Mark-to-market adjustment for CVRs (Note 6)	(420)	(6,447)
Other	(4,127)	792
Changes in assets and liabilities:
Accounts receivable	1,689	3,869
Inventories	(21,921)	(17,531)
Prepaid expenses and other current assets	(10,596)	29,667
Accounts payable	(4,205)	821
Accrued expenses and other liabilities	2,834	(30,300)
Metal-on-metal product liabilities (Note 13)	(13,998)	(56,423)
Net cash provided by (used in) operating activities	2,101	(5,165)
Investing activities:
Capital expenditures	(48,007)	(29,732)
Purchase of intangible assets	(3,614)	(605)
Acquisition of business	722	—
Other investing	3,766	(500)
Net cash used in investing activities	(47,133)	(30,837)
Financing activities:
Issuance of ordinary shares	14,014	5,713
Issuance of stock warrants	21,210	102,137
Payment of notes premium	—	(55,643)
Payment of notes hedge options	(30,144)	(141,278)
Repurchase of stock warrants	(11,026)	—
Payment of equity issuance costs	(350)	—
Proceeds from notes hedge options	16,849	—
Proceeds from exchangeable senior notes	—	675,000
Proceeds from other debt	3,551	23,434
Payments of debt	(2,631)	(22,272)
Redemption of convertible senior notes	—	(400,911)
Payment of financing costs	(3,154)	(919)

Wright Medical Group N.V. Consolidated Statements of Cash Flows (Continued) (In thousands)

	Six months ended
	June 30, 2019	July 1, 2018
Payment of contingent consideration	$—	$(919)
Payments of finance lease obligations	(3,904)	(2,559)
Net cash provided by financing activities	4,415	181,783
Effect of exchange rates on cash and cash equivalents	(160)	(307)
Net (decrease) increase in cash and cash equivalents	(40,777)	145,474
Cash and cash equivalents, beginning of period	191,351	167,740
Cash and cash equivalents, end of period	$150,574	$313,214

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wright Medical Group N.V. Condensed Consolidated Statements of Changes in Shareholders’ Equity (In thousands) (unaudited)
	Three months ended June 30, 2019
	Ordinary shares		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total shareholders’ equity
	Number of shares	Amount
Balance at March 31, 2019	126,105,530	$4,608	$2,542,747	$(19,386)	$(1,614,714)	$913,255
2019 Activity:
Net loss	—	—	—	—	(17,812)	(17,812)
Foreign currency translation	—	—	—	(123)	—	(123)
Issuances of ordinary shares	137,025	4	3,009	—	—	3,013
Vesting of restricted stock units	338,397	11	(11)	—	—	—
Share-based compensation	—	—	7,697	—	—	7,697
Balance at June 30, 2019	126,580,952	$4,623	$2,553,442	$(19,509)	$(1,632,526)	$906,030

	Three months ended July 1, 2018
	Ordinary shares		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total shareholders’ equity
	Number of shares	Amount
Balance at April 1, 2018	105,949,645	$3,901	$1,978,877	$34,748	$(1,434,351)	$583,175
2018 Activity:
Net loss	—	—	—	—	(67,698)	(67,698)
Foreign currency translation	—	—	—	(29,327)	—	(29,327)
Issuances of ordinary shares	162,630	6	3,068	—	—	3,074
Vesting of restricted stock units	331,005	12	(12)	—	—	—
Share-based compensation	—	—	6,060	—	—	6,060
Issuance of stock warrants, net of repurchases and equity issuance costs	—	—	72,956	—	—	72,956
Balance at July 1, 2018	106,443,280	$3,919	$2,060,949	$5,421	$(1,502,049)	$568,240

	Six months ended June 30, 2019
	Ordinary shares		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total shareholders’ equity
	Number of shares	Amount
Balance at December 30, 2018	125,555,751	$4,589	$2,514,295	$(8,083)	$(1,578,342)	$932,459
2019 Activity:
Net loss	—	—	—	—	(54,413)	(54,413)
Cumulative impact of lease accounting adoption	—	—	—	—	229	229
Foreign currency translation	—	—	—	(11,426)	—	(11,426)
Issuances of ordinary shares	683,585	23	13,991	—	—	14,014
Vesting of restricted stock units	341,616	11	(11)	—	—	—
Share-based compensation	—	—	15,333	—	—	15,333
Issuance of stock warrants, net of repurchases and equity issuance costs	—	—	9,834	—	—	9,834
Balance at June 30, 2019	126,580,952	$4,623	$2,553,442	$(19,509)	$(1,632,526)	$906,030

	Six months ended July 1, 2018
	Ordinary shares		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total shareholders’ equity
	Number of shares	Amount
Balance at December 31, 2017	105,807,424	$3,896	$1,971,347	$22,290	$(1,408,837)	$588,696
2018 Activity:
Net loss	—	—	—	—	(93,212)	(93,212)
Foreign currency translation	—	—	—	(16,869)	—	(16,869)
Issuances of ordinary shares	304,196	11	5,702	—	—	5,713
Vesting of restricted stock units	331,660	12	(12)	—	—	—
Share-based compensation	—	—	10,956	—	—	10,956
Issuance of stock warrants, net of repurchases and equity issuance costs	—	—	72,956	—	—	72,956
Balance at July 1, 2018	106,443,280	$3,919	$2,060,949	$5,421	$(1,502,049)	$568,240

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
The condensed consolidated financial statements and accompanying notes present our consolidated results for each of the three and six months ended June 30, 2019 and July 1, 2018. The three and six months ended June 30, 2019 and July 1, 2018 each consisted of thirteen and twenty-six weeks, respectively.
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
We record revenues from sales to our stocking distributors at a point in time upon transfer of control of promised products to the distributor. Our stocking distributors, who sell the products to their customers, take control of the products and assume all risks

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

of ownership upon transfer. Our stocking distributors are obligated to pay us within specified terms regardless of when, if ever, they sell the products. In general, our stocking distributors do not have any rights of return or exchange; however, in limited situations, we have repurchase agreements with certain stocking distributors. Those certain agreements require us to repurchase a specified percentage of the inventory purchased by the distributor within a specified period of time prior to the expiration of the contract. During those specified periods, we defer the applicable percentage of the sales. An insignificant amount of sales related to these types of agreements was deferred and not yet recognized as revenue as of June 30, 2019 and July 1, 2018.
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
On June 16, 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments and has subsequently issued several supplemental and/or clarifying ASUs. The new standard adds an impairment model (known as the current expected credit loss (CECL) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. The ASU will be effective for us beginning in fiscal year 2020. We do not believe this guidance will have a significant impact on our consolidated financial statements.
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
The acquired business contributed net sales of $7.9 million and operating income of $1.7 million to our consolidated results of operations for the three months ended June 30, 2019, which included $0.4 million of inventory step-up amortization, $0.6 million of transition expenses, and $2.1 million of intangible asset amortization. The acquired business contributed net sales of $17.1 million and operating income of $5.1 million to our consolidated results of operations for the six months ended June 30, 2019, which included $0.7 million of inventory step-up amortization, $1.0 million of transition expenses, and $3.9 million of intangible asset amortization.
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

(in thousands)	Three months ended		Six months ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Net sales	$229,734	$213,403	$459,861	$420,847
Net loss from continuing operations	(18,580)	(91,801)	(48,484)	(111,954)

4. Discontinued Operations
For the three and six months ended June 30, 2019, our income (loss) from discontinued operations, net of tax, totaled $1.1 million and $(5.2) million, respectively. For the three and six months ended July 1, 2018, our income from discontinued operations, net of tax, totaled $22.9 million and $17.3 million, respectively. Cash used in discontinued operations totaled $32.1 million and $21.1 million for the six months ended June 30, 2019 and July 1, 2018, respectively. Our operating results from discontinued operations and cash used in discontinued operations during 2019 and 2018 were attributable primarily to expenses, net of insurance recoveries, associated with legacy Wright’s former OrthoRecon business as described in Note 13.
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
All current and historical operating results for the OrthoRecon business are reflected within discontinued operations in the condensed consolidated financial statements. The following table summarizes the results of discontinued operations for the OrthoRecon business (in thousands):

	Three months ended		Six months ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Net sales	$—	$—	$—	$—
Selling, general and administrative	(1,120)	(29,299)	5,225	(23,862)
Income (loss) from discontinued operations before income taxes	1,120	29,299	(5,225)	23,862
Provision for income taxes	—	6,183	—	6,183
Total income (loss) from discontinued operations, net of tax	$1,120	$23,116	$(5,225)	$17,679

Our income from discontinued operations for the quarter ended June 30, 2019 and July 1, 2018 was primarily attributable to a $15.5 million insurance recovery recognized in 2019 and a $30.75 million insurance recovery recognized in 2018. See Note 13 for further discussion regarding our retained contingent liabilities associated with the OrthoRecon business.
We will incur continuing cash outflows associated with legal defense costs and the ultimate resolution of these contingent liabilities, net of insurance proceeds, until these liabilities are resolved.

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

5. Inventories
Inventories consist of the following (in thousands):

	June 30, 2019	December 30, 2018
Raw materials	$12,882	$9,612
Work-in-process	27,115	26,839
Finished goods	154,723	144,239
	$194,720	$180,690

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

As of June 30, 2019, we have convertible notes outstanding that are due in 2020, 2021, and 2023. See Note 10 of the condensed consolidated financial statements for additional information about the convertible notes. These notes are cash settled upon conversion for the principal amount of the notes plus a conversion premium (valued at the amount our ordinary share price exceeds the respective conversion price of the notes). The conversion premium is a conversion derivative feature that requires bifurcation from the notes in accordance with ASC Topic 815 and is accounted for as a derivative liability (Notes Conversion Derivative).
At the time of issuance of the notes, we entered into hedges with certain option counterparties to reduce our exposure to potential cash payments required for these conversion premiums (Notes Hedges). Upon conversion of the notes, the option counterparties would settle these hedges with us in cash, valued in the same manner as the conversion premiums. The Notes Hedges are accounted for as a derivative asset in accordance with ASC Topic 815. In connection with certain events, our option counterparties have the discretion to make certain adjustments to the Note Hedges, which may reduce the effectiveness of the Note Hedges. See Note 10.
Pursuant to ASC 815, the Notes Conversion Derivatives and Notes Hedges are recorded at fair value in our consolidated balance sheet. Changes in the fair value of the Notes Conversion Derivatives and the Notes Hedges are reflected within our results of operations as other income/expense.

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The following table summarizes the fair values and the presentation in our condensed consolidated balance sheets (in thousands) of our Notes Hedges and our Notes Conversion Derivatives:

	June 30, 2019		December 30, 2018
	Location on condensed consolidated balance sheet	Amount	Location on condensed consolidated balance sheet	Amount
2023 Notes Hedges	Other assets	$164,500	Other assets	$115,923
2023 Notes Conversion Derivative	Other liabilities	$164,027	Other liabilities	$116,833
2021 Notes Hedges	Other current assets	$212,864	Other assets	$188,301
2021 Notes Conversion Derivative	Accrued expenses and other current liabilities	$210,756	Other liabilities	$187,539
2020 Notes Hedges	Other current assets	$6,015	Other current assets	$17,822
2020 Notes Conversion Derivative	Accrued expenses and other current liabilities	$5,799	Accrued expenses and other current liabilities	$17,386

As of June 30, 2019, the 2021 Notes are convertible at any time during the quarterly period ended September 30, 2019. See Note 10. Due to the ability of the holders of the 2021 Notes to convert the notes during this period, the carrying value of the 2021 Notes and the fair value of the 2021 Notes Conversion Derivative were classified as current liabilities, and the fair value of the 2021 Notes Hedges were classified as current assets as of June 30, 2019. The respective balances were classified as long-term as of December 30, 2018. We currently do not expect significant conversions because the 2021 Notes currently trade at a premium to the as-converted value, and a converting holder would forego future interest payments. However, any conversions would reduce our cash resources. We believe that, in the event that holders elect to exercise the conversion option, our cash resources and access to additional borrowings would provide the necessary liquidity.
As described in Note 10, because the holders of the 2020 Notes can convert their notes within the next year, the carrying value of the 2020 Notes and the fair value of the 2020 Notes Conversion Derivatives were classified as current liabilities and the fair value of the 2020 Notes Hedges was classified as current assets as of June 30, 2019 and December 30, 2018.
Neither the Notes Conversion Derivatives nor the Notes Hedges qualify for hedge accounting; thus, any changes in the fair value of the derivatives are recognized immediately in our condensed consolidated statements of operations. The following table summarizes the net gain (loss) on changes in fair value (in thousands) related to the Notes Hedges and Notes Conversion Derivatives:

	Three months ended		Six months ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
2023 Notes Hedges	$(36,757)	$(16,305)	$18,433	$(16,305)
2023 Notes Conversion Derivative	37,404	(1,238)	(18,319)	(1,238)
2021 Notes Hedges	(37,358)	60,959	24,563	49,265
2021 Notes Conversion Derivative	37,543	(60,214)	(23,217)	(49,493)
2020 Notes Hedges	(3,208)	16,630	5,042	13,530
2020 Warrants Derivative	—	(250)	—	(250)
2020 Notes Conversion Derivative	3,192	(32,461)	(4,690)	(30,082)
Net gain (loss) on changes in fair value	$816	$(32,879)	$1,812	$(34,573)

In addition to the above gain (loss) on changes in fair value, we also recognized a $28.9 million loss on the 2023 Notes Conversion Derivative and a $16.3 million gain on the 2020 Notes Conversion Derivative during the quarter ended March 31, 2019 as part of the additional 2023 Notes exchange as described in Note 10.
The Notes Hedges and the Notes Conversion Derivative are measured at fair value using Level 3 inputs. These instruments are not actively traded and are valued using an option pricing model that uses observable and unobservable market data for inputs.
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
To estimate the fair value of the 2020, 2021 and 2023 Notes Hedges, we used the Black-Scholes formula combined with credit adjustments, as the option counterparties have credit risk and the call options are cash settled. We assumed that the call options will be exercised at maturity since our ordinary shares do not pay any dividends and management does not expect to declare dividends in the near term.
The following assumptions were used in the fair market valuations as of June 30, 2019:

	2020 Notes Conversion Derivative	2020 Notes Hedge	2021 Notes Conversion Derivative	2021 Notes Hedge	2023 Notes Conversion Derivative	2023 Notes Hedge
Black Stock Volatility (1)	32.58%	32.58%	38.09%	38.09%	31.43%	31.43%
Credit Spread for Wright (2)	3.49%	N/A	2.92%	N/A	2.58%	N/A
Credit Spread for Deutsche Bank AG (3)	N/A	0.33%	N/A	N/A	N/A	0.66%
Credit Spread for Wells Fargo Securities, LLC (3)	N/A	0.12%	N/A	N/A	N/A	N/A
Credit Spread for JPMorgan Chase Bank (3)	N/A	0.12%	N/A	0.20%	N/A	0.31%
Credit Spread for Bank of America (3)	N/A	N/A	N/A	0.24%	N/A	0.36%

(1)	Volatility selected based on historical and implied volatility of ordinary shares of Wright Medical Group N.V.

(2)	Credit spread implied from traded price.

(3)	Credit spread of each bank is estimated using CDS curves. Source: Bloomberg.
Derivatives not Designated as Hedging Instruments
As a result of the acquired business of IMASCAP in 2017, we have recorded the estimated fair value of future contingent consideration of approximately €18.5 million, or approximately $20.9 million, related to the achievement of certain technical milestones and sales earnouts as of June 30, 2019. The estimated fair value of contingent consideration related to technical milestones totaled $14.2 million and $12.7 million as of June 30, 2019 and December 30, 2018, respectively, and is contingent upon the development and approval of a next generation reverse shoulder implant system and new software modules. The estimated fair value of contingent consideration related to sales earnouts totaled $6.7 million and $6.5 million as of June 30, 2019 and December 30, 2018, respectively, and is contingent upon the sale of certain guides and the next generation reverse shoulder implant system.
The fair values of the sales earn out contingent consideration as of June 30, 2019 and December 30, 2018 were determined using a discounted cash flow model and probability adjusted estimates of the future earnings and are classified in Level 3. The discount rate is 12% for the sales earnout contingent consideration.
The contingent consideration from the IMASCAP acquisition related to technical milestones is based on meeting certain developmental milestones for new software modules and for the FDA and CE approval for the next generation reverse shoulder implant system. The fair value of this contingent consideration as of June 30, 2019 and December 30, 2018 was determined using probability adjusted estimates of the future payments and is classified in Level 3. The discount rate is approximately 6% for the

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

contingent consideration related to technical milestones. A change in the discount rate would have limited impact on our profits or the fair value of this contingent consideration.
On March 1, 2013, as part of our acquisition of BioMimetic Therapeutics, Inc. (BioMimetic), we issued Contingent Value Rights (CVRs) as part of the merger consideration. Each CVR entitled its holder to receive additional cash payments of up to $6.50 per share, which were payable upon receipt of FDA approval of AUGMENT® Bone Graft and upon achieving certain revenue milestones. On September 1, 2015, AUGMENT® Bone Graft received FDA approval and the first of the milestone payments associated with the CVRs was paid out at $3.50 per share, which totaled $98.1 million. The CVR agreement also provided for a revenue milestone payment equal to $1.50 per share, or $42 million, to be paid if, prior to March 1, 2019, sales of AUGMENT® Bone Graft reached $40 million over 12 consecutive months. Sales for AUGMENT® Bone Graft reached $40 million for the 12 months ended October 28, 2018, and this milestone payment was paid during the fourth quarter of 2018. The CVR agreement also provided for a second revenue milestone equal to $1.50 per share, or $42 million, if, prior to March 1, 2019, sales of AUGMENT® Bone Graft reach $70 million over 12 consecutive months. This milestone was not met before the termination of the CVRs. There were no CVRs outstanding as of June 30, 2019, as the agreement terminated on March 1, 2019. The fair value of the CVRs outstanding at December 30, 2018 was $0.4 million and was determined using the closing price of the security in the active market (Level 1), and is reflected within “Accrued expenses and other current liabilities” on our condensed consolidated balance sheet. For the three months ended July 1, 2018, the change in the fair value of the CVRs resulted in a gain of $2.5 million. For the six months ended June 30, 2019 and July 1, 2018, the change in the fair value of the CVRs resulted in a gain of $0.4 million and $6.4 million, respectively.
The carrying value of cash and cash equivalents, accounts receivable, and accounts payable approximates the fair value of these financial instruments at June 30, 2019 and December 30, 2018 due to their short maturities and variable rates.
The following tables summarize the valuation of our financial instruments (in thousands):

	Total	Quoted prices in active markets (Level 1)	Prices with other observable inputs (Level 2)	Prices with unobservable inputs (Level 3)
At June 30, 2019
Assets
Cash and cash equivalents	$150,574	$150,574	$—	$—
2020 Notes Hedges	6,015	—	—	6,015
2021 Notes Hedges	212,864	—	—	212,864
2023 Notes Hedges	164,500	—	—	164,500
Total	$533,953	$150,574	$—	$383,379

Liabilities
2020 Notes Conversion Derivative	$5,799	$—	$—	$5,799
2021 Notes Conversion Derivative	210,756	—	—	210,756
2023 Notes Conversion Derivative	164,027	—	—	164,027
Contingent consideration	20,947	—	—	20,947
Total	$401,529	$—	$—	$401,529

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Total	Quoted prices in active markets (Level 1)	Prices with other observable inputs (Level 2)	Prices with unobservable inputs (Level 3)
At December 30, 2018
Assets
Cash and cash equivalents	$191,351	$191,351	$—	$—
2020 Notes Hedges	17,822	—	—	17,822
2021 Notes Hedges	188,301	—	—	188,301
2023 Notes Hedges	115,923	—	—	115,923
Total	$513,397	$191,351	$—	$322,046

Liabilities
2020 Notes Conversion Derivative	$17,386	$—	$—	$17,386
2021 Notes Conversion Derivative	187,539	—	—	187,539
2023 Notes Conversion Derivative	116,833	—	—	116,833
Contingent consideration	19,248	—	—	19,248
Contingent consideration (CVRs)	420	420	—	—
Total	$341,426	$420	$—	$341,006
The following is a roll forward of our assets and liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) (in thousands):

	Balance at December 30, 2018	Additions	Transfers into Level 3	Gain/(loss) on fair value adjustments included in earnings	Gain/(loss) on issuance/settlement included in earnings	Settlements	Currency	Balance at June 30, 2019
2020 Notes Hedges	$17,822	$—	$—	$5,042	$—	$(16,849)	$—	$6,015
2020 Notes Conversion Derivative	$(17,386)	—	—	(4,690)	16,277	—	—	$(5,799)
2021 Notes Hedges	$188,301	—	—	24,563	—	—	—	$212,864
2021 Notes Conversion Derivative	$(187,539)	—	—	(23,217)	—	—	—	$(210,756)
2023 Notes Hedges	$115,923	30,144	—	18,433	—	—	—	$164,500
2023 Notes Conversion Derivative	$(116,833)	—	—	(18,319)	(28,875)	—	—	$(164,027)
Contingent consideration	$(19,248)	—	—	(1,747)	—	—	48	$(20,947)

7. Property, Plant and Equipment
Property, plant and equipment, net consists of the following (in thousands):

	June 30, 2019	December 30, 2018
Property, plant and equipment, at cost	$591,360	$534,366
Less: Accumulated depreciation	(351,626)	(309,437)
	$239,734	$224,929

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

8. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill occurring during the six months ended June 30, 2019 and July 1, 2018 are as follows (in thousands):

	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Total
Goodwill at December 30, 2018	$569,970	$627,850	$71,134	$1,268,954
Foreign currency translation	—	(1,191)	(3,805)	(4,996)
Goodwill at June 30, 2019	$569,970	$626,659	$67,329	$1,263,958

Goodwill at December 31, 2017	$218,525	$630,650	$84,487	$933,662
Foreign currency translation	—	(780)	(8,929)	(9,709)
Goodwill at July 1, 2018	$218,525	$629,870	$75,558	$923,953

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
The components of our identifiable intangible assets, net, are as follows (in thousands):

	June 30, 2019		December 30, 2018
	Cost	Accumulated amortization	Cost	Accumulated amortization
Indefinite life intangibles:
In-process research and development (IPRD) technology	$6,509	$—	$6,262	$—

Finite life intangibles:
Completed technology	173,045	63,573	174,596	55,114
Licenses	9,247	2,276	6,547	1,851
Customer relationships	181,435	36,109	179,605	30,935
Trademarks	13,989	11,675	14,048	11,564
Non-compete agreements	5,753	2,813	3,252	2,514
Other	760	760	764	764
Total finite life intangibles	384,229	$117,206	378,812	$102,742

Total intangibles	390,738		385,074
Less: Accumulated amortization	(117,206)		(102,742)
Intangible assets, net	$273,532		$282,332

Based on the total finite life intangible assets held at June 30, 2019, we expect amortization expense of approximately $32 million in 2019, $31 million in 2020, $30 million in 2021, $30 million in 2022, and $30 million in 2023.
9. Leases
We lease various manufacturing, warehousing and distribution facilities, administrative and sales offices as well as equipment under operating leases. We evaluate our contracts to identify leases, which are generally deemed to exist if there is an identified asset over which we have the right to direct its use and from which we obtain substantially all of the economic benefit from its use. Certain of our lease agreements contain rent escalation clauses, rent holidays, and other lease concessions. We recognize our

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

minimum rental expense on a straight-line basis over the term of the lease beginning with the date of initial control of the asset. With the adoption of ASC 842, we recognized all operating leases with terms greater than twelve months in duration on our condensed consolidated balance sheet as of December 31, 2018 as right-of-use assets and lease liabilities which totaled approximately $30 million. Additionally, we recorded a cumulative adjustment of $0.2 million to our accumulated deficit upon adoption. We adopted the standard using the prospective approach and did not retrospectively apply it to prior periods.
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

Our net ROU assets under operating leases are included within Other Assets on our condensed consolidated balance sheet and include the following (in thousands):

June 30, 2019
Buildings	$24,972
Machinery and equipment	2,388
Furniture, fixtures and office equipment	918
$28,278

At June 30, 2019, future minimum lease payments under operating lease obligations, together with the present value of the net minimum lease payments, are included within Accrued expenses and other current liabilities and Other liabilities as follows (in thousands):

2019	$4,789
2020	7,935
2021	6,175
2022	4,465
2023	2,925
Thereafter	8,374
Total minimum payments	34,663
Less amount representing interest	(6,176)
Present value of minimum lease payments	28,487
Current portion	(7,773)
Long-term portion	$20,714

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Prior to the adoption of ASC 842, operating leases were expensed ratably over the lease period and were not reflected within our balance sheet as of December 30, 2018. Future minimum payments, by year and in the aggregate, under non-cancelable operating leases with initial or remaining lease terms of one year or more, were as follows at December 30, 2018 (in thousands):

2019	$9,606
2020	7,498
2021	6,019
2022	4,433
2023	2,678
Thereafter	10,998
Total minimum payments	$41,232

The components of property, plant and equipment recorded under finance leases consist of the following (in thousands):

	June 30, 2019	December 30, 2018
Buildings	$12,017	$12,017
Machinery and equipment	31,365	24,331
Furniture, fixtures and office equipment	538	559
	43,920	36,907
Less: Accumulated depreciation	(14,618)	(11,906)
	$29,302	$25,001

Future minimum lease payments under finance lease obligations, together with the present value of the net minimum lease payments, are as follows (in thousands):

	June 30, 2019	December 30, 2018
2019	$4,473	$7,369
2020	7,734	6,106
2021	6,009	4,545
2022	5,034	3,553
2023	3,195	2,430
Thereafter	4,885	4,682
Total minimum payments	31,330	28,685
Less amount representing interest	(3,037)	(3,146)
Present value of minimum lease payments	28,293	25,539
Current portion	(7,484)	(6,384)
Long-term portion	$20,809	$19,155

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Amounts recorded within our condensed consolidated statement of operations for the three and six months ended June 30, 2019 related to leased assets are as follows (in thousands):

	Three months ended	Six months ended
	June 30, 2019	June 30, 2019

Lease cost
Finance lease cost:
Depreciation	$1,678	$2,903
Interest on lease liabilities	320	589
Operating lease cost	2,804	5,425
Short-term lease cost	58	100
Variable lease cost	110	214
Total lease cost	$4,970	$9,231

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$320	$589
Operating cash flows from operating leases	$2,530	$5,096
Financing cash flows from finance leases	$2,111	$3,904
Weighted-average remaining lease term - finance leases	5.00
Weighted-average remaining lease term - operating leases	5.75
Weighted-average discount rate - finance leases	4.66%
Weighted-average discount rate - operating leases	7.12%

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

10. Debt and Finance Lease Obligations
Debt and finance lease obligations consist of the following (in thousands):

	Maturity by Fiscal Year	June 30, 2019	December 30, 2018
Finance lease obligations	2019-2026	$28,293	$25,539
Convertible Notes
1.625% Notes	2023	682,468	548,076
2.25% Notes [1]	2021	332,678	321,286
2.0% Notes [2]	2020	54,214	173,533
Term loan facility	2021	19,135	18,979
Asset-based line of credit	2021	20,703	17,761
Other debt	2019-2024	7,768	9,953
		1,145,259	1,115,127
Less: Current portion [1,2]		(417,911)	(201,686)
Long-term debt and finance lease obligations		$727,348	$913,441

_______________________

[1]
As of June 30, 2019, the sale price condition (as defined below) for the 2021 Notes was satisfied and, therefore, the 2021 Notes are convertible at any time during the quarterly period ended September 30, 2019. As a result, the carrying value of the 2021 Notes was classified as a current liability as of June 30, 2019.

[2]
The holders of the 2020 Notes may convert their notes at any time on or after August 15, 2019. Due to the ability of the holders of the 2020 Notes to convert within the next year, the carrying value of the 2020 Notes was classified as a current liability as of June 30, 2019 and December 30, 2018.

Convertible Notes
The components of our Convertible Notes were as follows (in thousands):

	June 30, 2019	December 30, 2018
Principal amount of 2023 Notes	$814,556	$675,000
Unamortized debt discount	(119,980)	(114,554)
Unamortized debt issuance costs	(12,108)	(12,370)
Net carrying amount of 2023 Notes	$682,468	$548,076

Principal amount of 2021 Notes	$395,000	$395,000
Unamortized debt discount	(58,659)	(69,382)
Unamortized debt issuance costs	(3,663)	(4,332)
Net carrying amount of 2021 Notes	$332,678	$321,286

Principal amount of 2020 Notes	$56,455	$186,589
Unamortized debt discount	(1,998)	(11,642)
Unamortized debt issuance costs	(243)	(1,414)
Net carrying amount of 2020 Notes	$54,214	$173,533

The 2021 Notes were issued by us and the 2020 Notes and the 2023 Notes were issued by Wright Medical Group, Inc. (WMG) and are fully and unconditionally guaranteed by Wright Medical Group N.V.

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The holders of the Convertible Notes may convert their notes solely into cash at their option at any time prior to the Early Conversion date (as defined below) only under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter), if the last reported sale price of our ordinary shares for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day (the “sale price condition”); (2) during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our ordinary shares and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. The Certain terms of conversion are set forth below:

	2020 Notes	2021 Notes	2023 Notes
Conversion rate	33.39487	46.8165	29.9679
Conversion price	$29.94	$21.36	$33.37
Early Conversion date	August 15, 2019	May 15, 2021	December 15, 2022
Maturity date	February 15, 2020	November 15, 2021	June 15, 2023

On or after the Early Conversion date until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Convertible Notes solely into cash, regardless of the foregoing circumstances. Upon conversion, a holder will receive an amount in cash, per $1,000 principal amount of the Convertible Notes, equal to the settlement amount as calculated under the Notes Indenture. If a fundamental change, as defined in the applicable Notes Indenture, occurs, subject to certain conditions, holders of the applicable series of Convertible Notes will have the option to require us to repurchase for cash all or a portion of their Convertible Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date, as defined in the applicable Notes Indenture. In addition, if a make-whole fundamental change, as defined in the applicable Notes Indenture, occurs prior to the maturity date, we are required to increase the applicable conversion rate for a holder that elects to convert its Notes in connection with such make-whole fundamental change.
As described above, the 2021 Notes are convertible during the quarter ended September 30, 2019. We currently do not expect significant conversions because the Convertible Notes currently trade at a premium to the as-converted value, and a converting holder would forego future interest payments. However, any conversions would reduce our cash resources. We believe that, in the event that holders elect to exercise the conversion option, our cash resources and access to additional borrowings would provide the necessary liquidity.
The 2021 Notes and our guarantee of the 2020 and 2023 Notes is our senior unsecured obligation that ranks: (i) senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the guarantee; (ii) equal in right of payment to any of our unsecured indebtedness that is not so subordinated; (iii) effectively junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and (iv) structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries. Because the 2020 Notes and the 2023 Notes were issued by WMG, they are structurally senior to all indebtedness and other liabilities of Wright Medical Group N.V.
The estimated fair value of the 2020, 2021 and 2023 Notes was approximately $61.6 million, $585.5 million, and $899.0 million, respectively, at June 30, 2019, based on a quoted price in an active market (Level 1).
The Notes Conversion Derivatives require bifurcation from the Convertible Notes in accordance with ASC Topic 815, Derivatives and Hedging, and are accounted for as a derivative liability. See Note 6 for additional information regarding the Notes Conversion Derivative.
In connection with the issuance of each series of Convertible Notes, we and WMG entered in cash-settled convertible note hedge transactions with certain option counterparties (the “Note Hedges”), which are generally intended to reduce exposure to potential cash payments that we or WMG, as applicable, would be required to make if holders elect to convert the Convertible Notes at a time when our ordinary share price exceeds the conversion price. We also entered into warrant transactions (the “Warrants”) in connection with the issuance of each series of Convertible Notes in which we sold warrants that are initially exercisable in the same number of shares as are issuable upon conversion of the applicable series of Convertible Notes at the initial conversion rate. The strike price of the Note Hedge for each series of Convertible Notes is equal to the conversion price of the applicable series of Convertible Notes and the exercise prices for the Warrants issued with the 2020, 2021 and 2023 Notes are $38.80, $30.00, and $40.86, respectively. The strike prices of the Notes Hedges and exercise prices of the Warrants are subject to adjustment upon the occurrence of certain events. See Note 6 for additional information regarding the Notes Hedges.

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

However, in connection with certain events, including, among others, (i) a merger or other make-whole fundamental change; (ii) certain hedging disruption events, which may include changes in tax laws, an increase in the cost of borrowing our ordinary shares in the market or other material increases in the cost to the option counterparties of hedging the Note Hedges; (iii) our failure to perform certain obligations under the Notes Indenture or under the Notes Hedges; (iv) certain defaults on our, or any our other subsidiary’s indebtedness in excess of $25 million; (v) if we, or any of our significant subsidiaries become insolvent or otherwise become subject to bankruptcy proceedings or (vi) if we repurchase Convertible Notes in the open market, through a tender or exchange offer or in individually negotiated transactions, the option counterparties have the discretion to terminate the Notes Hedges, which may reduce the effectiveness of the Notes Hedges. In addition, the option counterparties have broad discretion to make certain adjustments to the Notes Hedges and Warrants upon the occurrence of certain other events, including, among others, (i) upon the announcement of certain significant corporate events, including events that may give rise to a termination event as described above, such as the announcement of a third-party tender offer; or (ii) solely with respect to the Notes Hedges, any adjustment to the conversion rate of the Notes. Any such adjustment may also reduce the effectiveness of the Note Hedges and further the dilutive effect of the Warrants.
Aside from the initial premiums paid to the option counterparties and subject to the right of the option counterparties to terminate the Notes Hedges and Warrants in certain circumstances, we do not generally expect to be required to make any cash payments to the option counterparties under the Notes Hedges and Warrants and expect to be entitled to receive from the option counterparties cash, generally equal to the amount by which the market price per ordinary share exceeds the strike price of the applicable Note Hedge during the relevant valuation period.
The Warrants are expected to be net-share settled and exercisable over a certain trading after the Convertible Notes mature. If the market value per ordinary share exceeds the strike price on any settlement date under the applicable Warrant, we will generally be obligated to issue to the Warrant holders in the aggregate, a number of shares equal in value to the amount by which the then-current market value of one ordinary share exceeds the then-effective strike price of each Warrant, multiplied by the number of Warrants exercised. As a result, the Warrants will have a dilutive effect on our ordinary shares to the extent that the market value per ordinary share during such period exceeds the applicable strike price of the Warrants.
As of June 30, 2019, we had warrants outstanding related to the 2020 Notes, 2021 Notes and 2023 Notes which were exercisable for 1.9 million ordinary shares, 18.5 million ordinary shares, and 24.4 million ordinary shares, respectively.
As of June 30, 2019, our effective interest rate for the 2020, 2021, and 2023 Notes were 8.54%, 9.72%, and 5.76%, respectively. For the three and six months ended June 30, 2019 and July 1, 2018, we recorded the following interest expense related to the amortization of the debt discount:

	Three months ended		Six months ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
2023 Notes	$5,937	$214	$11,461	$214
2021 Notes	$5,426	$4,926	$10,723	$9,734
2020 Notes	$770	$7,135	$2,215	$14,339

On February 7, 2019, WMG issued an additional $139.6 million aggregate principal amount of 2023 Notes in exchange for $130.1 million aggregate principal amount of 2020 Notes. For each $1,000 principal amount of 2020 Notes validly submitted for exchange, we delivered $1,072.40 principal amount of 2023 Notes to the exchanging investor (subject, in each case, to rounding to the nearest $1,000 aggregate principal amount for each such exchanging investor). As this was a debt modification, a pro rata share of the 2020 Notes discount and deferred financing costs which totaled $7.4 million and $0.9 million, respectively, was transferred to the 2023 Notes discount and deferred financing costs. Additionally, the 2023 Notes discount was adjusted in order for net debt to remain the same subsequent to the exchange. The discount and deferred financing costs will be amortized over the remaining term of the 2023 Notes using the effective interest method.
The fair value of the 2023 Notes Conversion Derivative associated with the additional $139.6 million of 2023 Notes was $28.9 million at the time of issuance, and as the exchange was accounted for as a debt modification, this amount was recognized as a loss during the quarter ended March 31, 2019. The pro rata share of the 2020 Notes Conversion Derivative that was settled as part of the additional 2023 Notes exchange had a fair value of $16.3 million immediately prior to issuance of the additional 2023 Notes which was recognized as a gain on settlement during the quarter ended March 31, 2019.
On January 30, 2019 and January 31, 2019, we entered into additional Note Hedge and Warrant transactions with the same strike and exercise prices as set forth above for the 2023 Notes. We paid approximately $30.1 million in the aggregate to the option counterparties for the additional Note Hedge, and received approximately $21.2 million in the aggregate from the option

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

counterparties for the Warrants, resulting in a net cost to us of approximately $8.9 million. In addition we settled a pro rata share of the 2020 Notes Hedges corresponding to the amount of the 2020 Notes exchanged pursuant to the above-described exchange. We received proceeds of approximately $16.8 million related to the 2020 Notes Hedges and paid $11.0 million related to the 2020 Warrants, generating net proceeds of $5.8 million.
Concurrently with the initial issuance and sale of the 2023 Notes in June 2018, certain holders of the 2020 Notes exchanged approximately $400.9 million aggregate principal amount of their 2020 Notes for the 2023 Notes. For each $1,000 principal amount of 2020 Notes validly submitted for exchange, we delivered $1,138.70 principal amount of the 2023 Notes (subject to rounding down to the nearest $1,000 principal amount of the 2023 Notes for each exchanging investor, the difference being referred as the rounded amount) to the investor. As a result of this note exchange and retirement of $400.9 million aggregate principal amount of the 2020 Notes, we recognized approximately $39.9 million for the write-off of related pro-rata unamortized deferred financing fees and debt discount within “Other (income) expense, net” in our condensed consolidated statements of operations during the three months ended July 1, 2018.
In connection with this issuance and exchange, we agreed to settle a pro rata portion of the 2020 Notes Hedges and agreed to repurchase a pro rata portion of the Warrants associated with the 2020 Notes. As a result of these settlements, we received net proceeds of approximately $10.6 million on July 30, 2018.
For more information relating to our Convertible Notes, please refer to our Annual Report on Form 10-K.
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
As of June 30, 2019 and December 30, 2018, we had $20.7 million and $17.8 million respectively, in borrowings outstanding under the ABL Facility. We have reflected this debt as a current liability on our condensed consolidated balance sheet as of June 30, 2019 and December 30, 2018, as required by US GAAP due to the weekly lockbox repayment/re-borrowing arrangement underlying the agreement, as well as the ability for the lenders to accelerate the repayment of the debt under certain circumstances as described below. As of June 30, 2019 and December 30, 2018, we had $1.7 million of unamortized debt issuance costs related to the ABL Facility. These amounts are included within “Other assets” on our condensed consolidated balance sheets and will be amortized over the five-year term of the ABL Facility as described below.
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
As of June 30, 2019 and December 30, 2018, we had $20.0 million outstanding under the Term Loan Facility. The interest rate applicable to borrowings under the Term Loan Facility is equal to one-month LIBOR plus 7.85%, subject to a 1.00% LIBOR floor. Amortization payments under the Term Loan Facility are due in equal monthly installments beginning on May 1, 2019 unless we meet certain adjusted EBITDA targets; in which case, the amortization payments would not commence until May 1, 2021. To date we have met these targets. In addition to paying interest on the outstanding loans under the Term Loan Facility, the Borrowers are also required to pay certain other customary fees related to Agent’s administration of the Term Loan Facility.
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
As a result of the Term Loan Facility, we recognized deferred financing charges of approximately $1.2 million, which will be amortized over the three-year term using the effective interest method. As of June 30, 2019 and December 30, 2018, we had unamortized deferred financing charges of approximately $0.9 million and $1.0 million, respectively.
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
Borrowings under our ABL Credit Agreement, including our ABL Facility and Term Loan Facility, bear interest at variable rates. The interest rate margin applicable to borrowings under the ABL Facility is, at the option of the Borrowers, equal to either (a) 3.25% for base rate loans or (b) 4.25% for LIBOR rate loans, subject to a 0.75% LIBOR floor. The interest rate applicable to borrowings under the Term Loan Facility is equal to one-month LIBOR plus 7.85%, subject to a 1.00% LIBOR floor. As of June 30, 2019, we had $20.7 million of borrowings under our ABL Facility and $20.0 million principal outstanding under our Term Loan Facility. Based upon this debt level, and the LIBOR floor on our interest rate, a 100 basis point increase in the annual interest rate on such borrowings would have an immaterial impact on our interest expense on an annual basis.

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Other Debt
Other debt primarily includes government loans, mortgages, loans acquired as a result of the IMASCAP acquisition and miscellaneous international bank loans.
11. Accumulated Other Comprehensive Income (AOCI)
Other comprehensive income (OCI) includes certain gains and losses that under US GAAP are included in comprehensive (loss) income but are excluded from net loss as these amounts are initially recorded as an adjustment to shareholders’ equity. Amounts in OCI may be reclassified to net loss upon the occurrence of certain events.
For the three and six months ended June 30, 2019 and July 1, 2018, OCI was comprised solely of foreign currency translation adjustments.
Changes in AOCI for the three and six months ended June 30, 2019 and July 1, 2018 were as follows (in thousands):

Three months ended June 30, 2019
Currency translation adjustment
Balance at March 31, 2019	$(19,386)
Other comprehensive loss	(123)
Balance at June 30, 2019	$(19,509)

Three months ended July 1, 2018
Currency translation adjustment
Balance at April 1, 2018	$34,748
Other comprehensive loss	(29,327)
Balance at July 1, 2018	$5,421

Six months ended June 30, 2019
Currency translation adjustment
Balance at December 30, 2018	$(8,083)
Other comprehensive loss	(11,426)
Balance at June 30, 2019	$(19,509)

Six months ended July 1, 2018
Currency translation adjustment
Balance at December 31, 2017	$22,290
Other comprehensive loss	(16,869)
Balance at July 1, 2018	$5,421

12. Capital Stock and Earnings Per Share
Our articles of association provide an authorized capital of €9.6 million divided into 320 million ordinary shares, each with a par value of three Euro cents (€0.03). At our 2019 annual general meeting of shareholders, our shareholders authorized our board of directors until June 28, 2021 to issue, or grant rights to purchase or subscribe for, our unissued ordinary shares up to 20% of our issued and outstanding shares at the time of issue, which is further divided into 10% for general corporate purposes (including potential mergers and acquisitions) and an additional 10% only for potential mergers and acquisitions. We had 126.6 million and 125.6 million ordinary shares issued and outstanding as of June 30, 2019 and December 30, 2018, respectively.
FASB ASC Topic 260, Earnings Per Share, requires the presentation of basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted-average number of ordinary shares outstanding during the period. Diluted earnings per share is calculated to include any dilutive effect of our ordinary share equivalents. For the three and six months ended June 30, 2019 and July 1, 2018, our ordinary share equivalents consisted of stock options, restricted stock units, performance share units,

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

and warrants. The dilutive effect of the stock options, restricted stock units, performance share units, and warrants is calculated using the treasury-stock method.
We had outstanding options to purchase 9.2 million ordinary shares, 1.0 million restricted stock units, and 0.2 million performance stock units, assuming target performance, at June 30, 2019 and outstanding options to purchase 9.4 million ordinary shares, 1.0 million restricted stock units, and 0.1 million performance stock units, assuming target performance, at July 1, 2018.
We had outstanding net-share settled warrants on the 2020 Notes of 1.9 million and 6.2 million ordinary shares at June 30, 2019 and July 1, 2018, respectively. We also had net-share settled warrants on the 2021 Notes of 18.5 million ordinary shares at June 30, 2019 and July 1, 2018. Finally, we had net-share settled warrants on the 2023 Notes of 24.4 million and 20.2 million ordinary shares at June 30, 2019 and July 1, 2018, respectively.
None of the options, restricted stock units, performance share units, or warrants were included in the calculation of diluted net loss from continuing operations per share, diluted net income (loss) from discontinued operations per share, and diluted net loss per share for the three and six months ended June 30, 2019 or July 1, 2018, because we recorded a net loss from continuing operations for all periods. Including these instruments would be anti-dilutive as the net loss from continuing operations is the control number in determining whether those potential common shares are dilutive or anti-dilutive.
The weighted-average number of ordinary shares outstanding for basic and diluted earnings per share purposes is as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Weighted-average number of ordinary shares outstanding-basic and diluted	126,267	106,095	126,040	106,000

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
As described below, our business is subject to various contingencies, including patent and other litigation and product liability claims. These contingencies could result in losses, including damages, fines, or penalties, any of which could be substantial. Although such matters are inherently unpredictable, and negative outcomes or verdicts can occur, we believe we have significant defenses in all of them and are vigorously defending all of them. However, we could incur judgments, pay settlements, or revise our expectations regarding the outcome of any matter. Such developments, if any, could have a material adverse effect on our results of operations in the period in which applicable amounts are accrued, or on our cash flows in the period in which amounts are paid, however, unless otherwise indicated, we do not believe any of them will have a material adverse effect on our financial position.
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
Patent Litigation
On March 23, 2018, WMT filed suit against Paragon 28, Inc. (Paragon 28) in the United States District Court for the District of Colorado, alleging infringement of ten patents concerning orthopedic plates, plating systems and instruments, and related methods of use. Our complaint seeks damages, injunctive relief and attorneys’ fees. On June 4, 2018, Paragon 28 filed an amended answer and counterclaim seeking declaratory judgment of non-infringement and invalidity of the patent-in-suit, and attorneys’ fees. On September 28, 2018, WMT filed an amended complaint adding claims against Paragon 28 for misappropriation of trade secrets and related wrongdoing. Paragon 28 filed a motion to dismiss those trade secret-related claims, which WMT has opposed, and the motion remains pending. In March 2019, Paragon 28 filed four petitions with the Patent Trial and Appeal Board seeking Inter Partes Reviews of the patents in question. We have filed responses opposing Paragon 28’s petitions.

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Product Liability
We have received claims for personal injury against us associated with fractures of the PROFEMUR® titanium modular neck product (PROFEMUR® Claims). As of June 30, 2019, there were approximately 19 unresolved pending U.S. lawsuits and approximately 54 unresolved pending non-U.S. lawsuits alleging such claims (44 of which are part of a single consolidated class action lawsuit in Canada). The overall fracture rate for the product is low and the fractures appear, at least in part, to relate to patient demographics. In 2009, we began offering a cobalt-chrome version of the PROFEMUR® modular neck, which has greater strength characteristics than the alternative titanium version. However, during the fiscal quarter ended September 30, 2011, as a result of an increase in the number and monetary amount of these claims, management estimated our liability to patients in the United States and Canada who have previously required a revision following a fracture of a PROFEMUR® titanium modular neck, or who may require a revision in the future. Management has estimated that this aggregate liability is $14.1 million as of June 30, 2019. We have classified $9.4 million of this liability in “Accrued expenses and other current liabilities,” as we expect to pay such claims within the next twelve months, and $4.7 million as non-current in “Other liabilities” on our consolidated balance sheet. We expect to pay the majority of these claims within the next two years. Any claims associated with this product outside of the United States and Canada, or for any other products, will be managed as part of our standard product liability accrual methodology on a case-by-case basis.
We are aware that MicroPort has recalled a certain size of its cobalt chrome modular neck product as a result of alleged fractures. As of June 30, 2019, there were fourteen pending U.S. lawsuits and five pending non-U.S. lawsuits against us alleging personal injury resulting from the fracture of a cobalt chrome modular neck. These claims will be managed as part of our standard product liability accrual methodology on a case-by-case basis.
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
Excluding claims resolved in the MoM Settlement Agreements, as of June 30, 2019, there were approximately 183 unresolved metal-on-metal hip cases pending in the U.S. This number includes cases ineligible for settlement under the MoM Settlement Agreements, cases which opted out of such settlements, post-settlement cases, tolled cases, and existing state court cases that were not part of the MDL or JCCP. As of June 30, 2019, we estimate there also were pending approximately 33 unresolved non-U.S. metal-on metal hip cases, 46 unresolved U.S. modular neck cases alleging claims related to the release of metal ions, and zero non-U.S. modular neck cases with metal ion allegations. We also estimate that as of June 30, 2019, there were approximately 531 non-revision claims either dismissed or awaiting dismissal from the MDL and JCCP, which dismissal is a condition of the MoM Settlement Agreements. Although there is a limited time period during which dismissed non-revision claims may be refiled, it is presently unclear how many non-revision claimants will elect to do so. As of June 30, 2019, no dismissed non-revision cases have been refiled.
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
As previously disclosed, between November 2016 and October 2017, WMT entered into three MoM Settlement Agreements with Court-appointed attorneys representing plaintiffs in the MDL and JCCP to settle a total of 1,974 cases that met the eligibility requirements of the MoM Settlement Agreements and were either pending in the MDL or JCCP, or subject to court-approved tolling agreements in the MDL or JCCP, for an aggregate sum of $339.2 million. As of June 30, 2019, we had funded $306.5 million under the MoM Settlement Agreements. We, the indirect parent company of WMT, have guaranteed WMT’s obligations under the MoM Settlement Agreements.
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
As of June 30, 2019, our accrual for metal-on-metal claims totaled $60.5 million, of which $33.8 million is included in our consolidated balance sheet within “Accrued expenses and other current liabilities” and $26.7 million is included within “Other liabilities.” Our accrual is based on (i) case by case accruals for specific cases where facts and circumstances warrant, and (ii) the implied settlement values for eligible claims under the MoM Settlement Agreements. We are unable to reasonably estimate the high-end of a possible range of loss for claims which elected to opt-out of the MoM Settlement Agreements. Claims we can confirm would meet the eligibility criteria set forth in the MoM Settlement Agreements but are excluded from the settlements due to the maximum settlement cap, or because they are cases not part of the MDL or JCCP, have been accrued as of the respective settlement rates. Due to the general uncertainties surrounding all metal-on metal claims as noted above, as well as insufficient information about individual claims, we are presently unable to reasonably estimate a range of loss for future claims; hence we have not accrued for these claims at the present time.
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
As previously disclosed, we entered into settlement agreements with six of the seven insurance carriers with whom metal on metal hip coverage was in dispute - Columbia Casualty Company, Travelers, AXIS Surplus Lines Insurance Company, Federal, Catlin Specialty Insurance Company and Catlin Underwriting Agencies Limited for and on behalf of Syndicate 2003 at Lloyd’s of London, thus resolving in full the Tennessee Coverage Litigation.
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
On May 22, 2018, we initiated a lawsuit against Lexington under the three policies that the court did not order into arbitration in Massachusetts. The lawsuit, filed in the Chancery Court of Tennessee, alleges breach of contract, declaratory relief, and bad faith in connection with Lexington’s failure and refusal to provide coverage for the underlying metal-on-metal claims under policies issued for 2009-2012. On July 12, 2018, Lexington brought a motion to stay the litigation and compel arbitration under the 2009-2011 Lexington policies. On February 21, 2019, we filed a motion to strike Lexington’s motion to stay. On March 13, 2019, we filed an opposition to Lexington’s motion.

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

On July 23, 2019, we reached an agreement in principle with Lexington to settle all presently remaining disputes between us, pursuant to which, among other things, Lexington agreed to buy back the subject insurance policies for an aggregate of $15.5 million (in addition to $5 million previously paid by Lexington). This amount will be payable in a lump sum on or before the 60th day after execution of a definitive settlement agreement (which the parties are presently negotiating) and will be in full satisfaction of all potential liability of Lexington relating to metal-on-metal hip claims, including but not limited to all claims asserted by our subsidiary WMT against Lexington in the above described insurance coverage arbitration and litigation. We have recorded a $15.5 million receivable as a result of this settlement within “Other Current Assets” as of June 30, 2019.
As of June 30, 2019, and excluding the $15.5 million to be paid under our above described settlement agreement in principle with Lexington, our insurance carriers have paid an aggregate of $104.9 million of insurance proceeds related to the metal-on-metal claims, including amounts received under the above referenced settlement agreements, of which $98.2 million has been paid directly to us and $6.7 million has been paid directly to claimants. Except as provided in such settlement agreements, our acceptance of the insurance proceeds was not a waiver of any other claim we may have against the insurance carriers unrelated to metal-on-metal coverage and our disputes with carriers relating thereto.
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

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Selected financial information related to our segments is presented below for the three months ended June 30, 2019 and July 1, 2018 (in thousands):

	Three months ended June 30, 2019
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Corporate [1]	Total
Net sales from external customers	$91,204	$81,342	$57,188	$—	$229,734
Depreciation expense	2,533	3,174	3,970	6,495	16,172
Amortization expense	—	—	—	7,862	7,862
Segment operating income (loss)	$23,009	$28,784	$308	$(48,486)	$3,615
Other:
Inventory step-up amortization					352
Transaction and transition expenses					597
Operating income					2,666
Interest expense, net					19,995
Other income, net					(1,831)
Loss before income taxes					$(15,498)

	Three months ended July 1, 2018
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Corporate [1]	Total
Net sales from external customers	$80,402	$71,173	$53,825	$—	$205,400
Depreciation expense	2,224	2,588	3,430	5,641	13,883
Amortization expense	—	—	—	6,009	6,009
Segment operating income (loss)	$22,266	$24,518	$(1,506)	$(45,611)	$(333)
Other:
Transaction and transition expenses					1,325
Operating loss					(1,658)
Interest expense, net					20,678
Other expense, net					72,747
Loss before income taxes					$(95,083)

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Selected financial information related to our segments is presented below for the six months ended June 30, 2019 and July 1, 2018 (in thousands):

	Six months ended June 30, 2019
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Corporate [1]	Total
Net sales from external customers	$186,020	$164,293	$109,548	$—	$459,861
Depreciation expense	5,221	6,325	7,733	12,394	31,673
Amortization expense	—	—	—	15,449	15,449
Segment operating income (loss)	$51,950	$60,232	$(1,181)	$(100,665)	$10,336
Other:
Inventory step-up amortization					704
Transition expenses					1,021
Operating income					8,611
Interest expense, net					39,690
Other expense, net					11,064
Loss before income taxes					$(42,143)

	Six months ended July 1, 2018
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Corporate [1]	Total
Net sales from external customers	$156,299	$140,069	$107,569	$—	$403,937
Depreciation expense	5,255	5,514	6,238	11,375	28,382
Amortization expense	—	—	—	13,150	13,150
Segment operating income (loss)	$41,724	$48,672	$(1,248)	$(89,461)	$(313)
Other:
Transition expenses					2,235
Operating loss					(2,548)
Interest expense, net					40,490
Other expense, net					71,747
Loss before income taxes					$(114,785)

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

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Net sales by geographic region by product line are as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
United States
Lower extremities	$66,832	$59,464	$138,140	$116,287
Upper extremities	80,146	70,171	161,873	137,829
Biologics	23,588	20,234	46,228	38,399
Sports med & other	1,980	1,706	4,072	3,853
Total United States	$172,546	$151,575	$350,313	$296,368

EMEAC
Lower extremities	$12,111	$12,075	$24,369	$24,234
Upper extremities	24,138	22,496	47,415	45,950
Biologics	2,092	2,211	4,164	4,416
Sports med & other	2,513	2,292	5,139	5,591
Total EMEAC	$40,854	$39,074	$81,087	$80,191

Other
Lower extremities	$4,872	$3,605	$8,165	$6,773
Upper extremities	7,016	6,641	13,204	12,781
Biologics	4,239	4,371	6,705	7,423
Sports med & other	207	134	387	401
Total other	$16,334	$14,751	$28,461	$27,378

Total net sales	$229,734	$205,400	$459,861	$403,937

Assets in the U.S. Upper Extremities, U.S. Lower Extremities & Biologics, and International Extremities & Biologics segments are those assets used exclusively in the operations of each business segment or allocated when used jointly. Assets in the Corporate category are principally cash and cash equivalents, derivative assets, property, plant and equipment associated with our corporate headquarters, assets associated with discontinued operations, product liability insurance receivables, and assets associated with income taxes. Total assets by business segment as of June 30, 2019 and December 30, 2018 are as follows (in thousands):

	June 30, 2019
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Corporate	Total
Total assets	$963,011	$922,488	$297,113	$580,072	$2,762,684

	December 30, 2018
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Corporate	Total
Total assets	$940,075	$923,036	$272,127	$559,163	$2,694,401

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition for the three and six months ended June 30, 2019. This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements, our Annual Report on Form 10-K for the year ended December 30, 2018, which includes additional information about our critical accounting policies and practices and risk factors, and “Special Note Regarding Forward-Looking Statements.”
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
References in this section to “we,” “our” and “us” refer to Wright Medical Group N.V. and its subsidiaries after the Wright/Tornier merger and Wright Medical Group, Inc. and its subsidiaries before the merger. Our fiscal year-end is generally determined on a 52-week basis and runs from the Monday nearest to the 31st of December of a year and ends on the Sunday nearest to the 31st of December of the following year. Every few years, it is necessary to add an extra week to the year making it a 53-week period. The three and six months ended June 30, 2019 and July 1, 2018 each consisted of thirteen and twenty-six weeks, respectively.
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
Our principal upper extremities products include the AEQUALIS ASCEND® FLEX™ convertible shoulder system and SIMPLICITI® total shoulder replacement system, AEQUALIS® PERFORM™ Reversed Glenoid System, and the AEQUALIS® REVERSED II™ reversed shoulder system. SIMPLICITI® is the first minimally invasive, canal sparing total shoulder available in the United States. We believe SIMPLICITI® allows us to expand the market to include younger patients that historically have deferred these procedures. Our BLUEPRINT™ 3D Planning Software can be used with our products to assist surgeons in accurately positioning the glenoid and humeral implants and replicating the pre-operative surgical plan. Other principal upper extremities products include the EVOLVE® radial head prosthesis for elbow fractures, the EVOLVE® Elbow Plating System, and the RAYHACK® osteotomy system. FDA 510(k) clearance of the AEQUALIS® FLEX REVIVE™ shoulder system was received in the third quarter of 2018. AEQUALIS® FLEX REVIVE™ was launched to limited users early in the first quarter of 2019 and was fully launched at the end of the second quarter of 2019.
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
Our biologic products use both biological tissue-based and synthetic materials to allow the body to regenerate damaged or diseased bone and to repair damaged or diseased soft tissue. Our principal biologic products include AUGMENT® Bone Graft and AUGMENT® Injectable Bone Graft. AUGMENT® is based on recombinant human platelet-derived growth factor (rhPDGF-BB), a synthetic copy of one of the body’s principal healing agents. Other principal biologics products include the GRAFTJACKET® line of soft tissue repair and containment membranes, the ACTISHIELD™ and VIAFLOW™ products which are derived from amniotic and placental tissues, the ALLOMATRIX® line of injectable tissue-based bone graft substitutes, the PRO-DENSE® Injectable Graft, the OSTEOSET® synthetic bone graft substitute, and the PRO-STIM® Injectable Inductive Graft. Additionally, we expect BIOSKIN® Amniotic Wound Matrix to be launched in the third quarter of 2019.
Supplemental Non-GAAP Pro Forma Information. Due to the significance of the Cartiva business that is not included in our results of operations for the three and six months ended July 1, 2018 and to supplement our condensed consolidated financial statements prepared in accordance with US GAAP, we use certain non-GAAP financial measures, including organic and combined pro forma net sales. Our non-GAAP financial measures are not in accordance with, or an alternative for, GAAP measures and may be different from non-GAAP financial measures used by other companies. In addition, our non-GAAP financial measures are not based on any comprehensive or standard set of accounting rules or principles. Accordingly, the calculation of our non-GAAP financial measures may differ from the definitions of other companies using the same or similar names limiting, to some extent, the usefulness of such measures for comparison purposes. We believe that non-GAAP financial measures have limitations in that they do not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP and that these measures should only be used to evaluate our results of operations in conjunction with the corresponding GAAP measures. See tables below for a reconciliation of our non-GAAP organic and combined pro forma net sales for the three and six months ended June 30, 2019 and July 1, 2018 to our net sales for such period as calculated in accordance with US GAAP.
The “Results of Operations” discussion that appears below has been presented utilizing a combination of historical unaudited and, where relevant, non-GAAP organic and combined pro forma unaudited information to include the effects on our condensed consolidated financial statements of our acquisition of Cartiva, if the Cartiva acquisition had been completed as of January 1, 2018, the beginning of Wright’s fiscal year 2018. The organic net sales reflect net sales by the legacy Wright business, which do not include net sales of products obtained through the Cartiva acquisition. The pro forma net sales have been adjusted to reflect the effect on our combined net sales of incremental revenues that would have been recognized had Cartiva been acquired on January 1, 2018. The Cartiva acquisition only affected the U.S. and international lower extremities product lines net sales. The non-GAAP organic and combined pro forma net sales have been developed based on available information and upon assumptions that our management believes are reasonable in order to reflect, on a pro forma basis, the impact of the Cartiva acquisition.

The non-GAAP organic and pro forma financial data is not necessarily indicative of results of operations that would have occurred had the Cartiva acquisition been consummated at the beginning of the period presented or which might be attained in the future.
Financial Highlights. Net sales increased 11.8% totaling $229.7 million in the second quarter of 2019, compared to $205.4 million in the second quarter of 2018, driven primarily by 13.8% growth in our U.S. net sales.
Our U.S. net sales increased $21.0 million, or 13.8%, in the second quarter of 2019 as compared to the second quarter of 2018. The continued success of the combination of our BLUEPRINT™ enabling technology, PERFORM™ Reversed Glenoid System, and SIMPLICITI® shoulder system, as well as net sales growth of our AUGMENT® Injectable Bone Graft products, contributed to non-GAAP, legacy Wright U.S. organic growth of 9.4%. The impact to our net sales from Cartiva products was approximately $6.7 million. Our combined non-GAAP pro forma growth was 8.3%, due to significant reduction in sales by the legacy Cartiva distributors.
Our international net sales increased $3.4 million, or 6.2%, in the second quarter of 2019 as compared to the second quarter of 2018, driven by growth in direct market sales in our international upper extremities business and incremental Cartiva revenue of approximately $1.2 million in our international lower extremities business. This increase was partially offset by a $2.7 million unfavorable impact from foreign currency exchange rates. Our non-GAAP, legacy Wright international organic sales increased 4.0% driven primarily due to growth in our direct market sales of our international upper extremities business.
In the second quarter of 2019, our net loss from continuing operations totaled $18.9 million, compared to a net loss from continuing operations of $90.6 million for the second quarter of 2018. This decrease in net loss from continuing operations was primarily driven by decrease in other (income) expense, net in which the second quarter of 2018 included a $39.9 million charge for the write-off of unamortized deferred financing fees and debt discount associated with the extinguishment of $400.9 million of the 2020 Notes and a loss of $32.9 million for non-cash adjustments to derivative fair values.
Opportunities and Challenges. We intend to continue to leverage the global strengths of our product brands as a pure-play extremities and biologics business. Additionally, we believe the highly complementary nature of our businesses gives us significant diversity and scale across a range of geographies and product categories. We were delighted to add Cartiva’s SCI, the first and only PMA product for the treatment of great toe osteoarthritis, to our market-leading lower extremities portfolio. Supported by compelling clinical performance and backed by Level I clinical evidence, Cartiva is well positioned for future growth as it addresses large markets with significant unmet needs and strong patient demand. As of August 1, the U.S. Cartiva business has been transitioned to our direct U.S. lower extremities sales force; however, it will take some time for the benefits of the transition to be evident in the sales results.
Further, we believe our December 2017 acquisition of IMASCAP, a leader in the development of software-based solutions for preoperative planning of shoulder replacement surgery, ensures exclusive access to breakthrough software enabling technology and patents, including BLUEPRINT™, to further differentiate our product portfolio and to further accelerate growth opportunities in our global extremities business. BLUEPRINT™ is proving to be integral to our ability to convert competitive surgeons, and we believe that impact will increase as we execute our plans to make the system easier to use and release additional enhancements. As of June 30, 2019, approximately 40% of our U.S. shoulder customers were using BLUEPRINT™.
We believe we have significant opportunity to increase sales with the recent and anticipated launch of new products, including our AEQUALIS® PERFORM™ Reversed Glenoid System, AEQUALIS® FLEX REVIVE™, our PROstep™ Minimally Invasive Surgery System, AUGMENT® Injectable Bone Graft, and through driving BLUEPRINT™ adoption and by focusing on implementing initiatives to help us better compete at ambulatory surgery centers.
Significant Industry Factors and Challenges. Our industry is affected by numerous competitive, regulatory, and other significant factors. The growth of our business relies on our ability to continue to develop new products and innovative technologies, obtain regulatory clearance and maintain compliance for our products, protect the proprietary technology of our products and our manufacturing processes, manufacture our products cost-effectively, respond to competitive pressures specific to each of our geographic markets, including our ability to enforce non-compete agreements, and successfully market and distribute our products in a profitable manner. We, and the entire industry, are subject to extensive governmental regulation. Failure to comply with regulatory requirements could have a material adverse effect on our business, operating results, and financial condition. We, as well as other participants in our industry, are subject to product liability claims, which could have a material adverse effect on our business, operating results, and financial condition.

Results of Operations
Comparison of the three months ended June 30, 2019 to the three months ended July 1, 2018
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

	Three months ended
	June 30, 2019		July 1, 2018
	Amount	% of net sales	Amount	% of net sales
Net sales	$229,734	100.0%	$205,400	100.0%
Cost of sales [1]	48,338	21.0%	45,558	22.2%
Gross profit	181,396	79.0%	159,842	77.8%
Operating expenses:
Selling, general and administrative [1]	152,112	66.2%	140,826	68.6%
Research and development [1]	18,756	8.2%	14,665	7.1%
Amortization of intangible assets	7,862	3.4%	6,009	2.9%
Total operating expenses	178,730	77.8%	161,500	78.6%
Operating income (loss)	2,666	1.2%	(1,658)	(0.8)%
Interest expense, net	19,995	8.7%	20,678	10.1%
Other (income) expense, net	(1,831)	(0.8)%	72,747	35.4%
Loss from continuing operations before income taxes	(15,498)	(6.7)%	(95,083)	(46.3)%
Provision (benefit) for income taxes	3,434	1.5%	(4,462)	(2.2)%
Net loss from continuing operations	$(18,932)	(8.2)%	$(90,621)	(44.1)%
Income from discontinued operations, net of tax	1,120		22,923
Net loss	$(17,812)		$(67,698)
__________________________

[1]	These line items include the following amounts of non-cash, share-based compensation expense for the periods indicated:

	Three months ended
	June 30, 2019	% of net sales	July 1, 2018	% of net sales
Cost of sales	$137	0.1%	$146	0.1%
Selling, general and administrative	6,835	3.0%	5,437	2.6%
Research and development	651	0.3%	478	0.2%

The following tables set forth our net sales by product line for the U.S. and International for the periods indicated (in thousands) and the percentage of year-over-year change:

	Three months ended
	June 30, 2019	July 1, 2018	% change
U.S.
Lower extremities	$66,832	$59,464	12.4%
Upper extremities	80,146	70,171	14.2%
Biologics	23,588	20,234	16.6%
Sports med & other	1,980	1,706	16.1%
Total U.S.	$172,546	$151,575	13.8%

International
Lower extremities	$16,983	$15,680	8.3%
Upper extremities	31,154	29,137	6.9%
Biologics	6,331	6,582	(3.8)%
Sports med & other	2,720	2,426	12.1%
Total International	$57,188	$53,825	6.2%

Total net sales	$229,734	$205,400	11.8%
The following table reconciles our non-GAAP organic and combined pro forma net sales by product line for the three months ended June 30, 2019 and July 1, 2018 (in thousands):

	Three months ended June 30, 2019
	Legacy Wright (organic)	Standalone Cartiva	Wright Medical Group N.V.
U.S.
Lower extremities	$60,168	$6,664	$66,832
Upper extremities	80,146	—	80,146
Biologics	23,588	—	23,588
Sports med & other	1,980	—	1,980
Total U.S.	$165,882	$6,664	$172,546

International
Lower extremities	$15,776	$1,207	$16,983
Upper extremities	31,154	—	31,154
Biologics	6,331	—	6,331
Sports med & other	2,720	—	2,720
Total International	$55,981	$1,207	$57,188

Global
Lower extremities	$75,944	$7,871	$83,815
Upper extremities	111,300	—	111,300
Biologics	29,919	—	29,919
Sports med & other	4,700	—	4,700
Total net sales	$221,863	$7,871	$229,734

	Three months ended July 1, 2018
	Standalone Wright Medical Group N.V.	Standalone Cartiva	Non-GAAP combined pro forma
U.S.
Lower extremities	$59,464	$7,676	$67,140
Upper extremities	70,171	—	70,171
Biologics	20,234	—	20,234
Sports med & other	1,706	—	1,706
Total U.S.	$151,575	$7,676	$159,251

International
Lower extremities	$15,680	$327	$16,007
Upper extremities	29,137	—	29,137
Biologics	6,582	—	6,582
Sports med & other	2,426	—	2,426
Total International	$53,825	$327	$54,152

Global
Lower extremities	$75,144	$8,003	$83,147
Upper extremities	99,308	—	99,308
Biologics	26,816	—	26,816
Sports med & other	4,132	—	4,132
Total net sales	$205,400	$8,003	$213,403

	Three months ended June 30, 2019
	Non-GAAP organic and combined pro forma net sales growth/(decline)
	Legacy Wright (organic)	Standalone Cartiva	Non-GAAP combined pro forma
U.S.
Lower extremities	1.2%	N/A	(0.5)%
Upper extremities	14.2%	N/A	14.2%
Biologics	16.6%	N/A	16.6%
Sports med & other	16.1%	N/A	16.1%
Total U.S.	9.4%	N/A	8.3%

International
Lower extremities	0.6%	N/A	6.1%
Upper extremities	6.9%	N/A	6.9%
Biologics	(3.8)%	N/A	(3.8)%
Sports med & other	12.1%	N/A	12.1%
Total International	4.0%	N/A	5.6%

Global
Lower extremities	1.1%	N/A	0.8%
Upper extremities	12.1%	N/A	12.1%
Biologics	11.6%	N/A	11.6%
Sports med & other	13.7%	N/A	13.7%
Total net sales	8.0%	N/A	7.7%

Net sales
U.S. Sales. U.S. net sales totaled $172.5 million in the second quarter of 2019, a 13.8% increase from $151.6 million in the second quarter of 2018, primarily due to continued growth in our U.S. upper extremities business. Additionally, we had $6.7 million of net sales from Cartiva, as well as continued growth in our U.S. biologics business from AUGMENT® Injectable Bone Graft and our core biologics products. We had non-GAAP organic growth of 9.4% along with non-GAAP combined pro forma growth of 8.3%.
U.S. sales represented approximately 75.1% of total net sales in the second quarter of 2019, compared to 73.8% of total net sales in the second quarter of 2018.
Our U.S. lower extremities net sales increased to $66.8 million in the second quarter of 2019 compared to $59.5 million in the second quarter of 2018, representing growth of 12.4%. This growth was primarily driven by Cartiva net sales of approximately $6.7 million. Our non-GAAP organic growth of U.S. lower extremities was 1.2%. Our U.S. lower extremities net sales were lower than expected due to a combination of factors, including the significant reduction in sales by the Cartiva distributors and poor performance in our core foot products. To address this, we terminated the Cartiva distributors, and as of August 1, the Cartiva business has been transitioned to our direct U.S. lower extremities sales force. We also adjusted the sales compensation program and are increasing the size of the sales force. We are confident that the actions we have taken will improve the growth rates of Cartiva and the whole U.S. lower extremities business; however it will take some time for the benefits of these actions to be evident in the sales results.
Our U.S. upper extremities net sales increased to $80.1 million in the second quarter of 2019 from $70.2 million in the second quarter of 2018, representing growth of 14.2%. This growth was driven by continued demand for our innovative shoulder product portfolio, including the combination of our PERFORM™ Reversed Glenoid System, SIMPLICITI® shoulder system, and BLUEPRINT™ enabling technology, which enabled us to add more new customers in the second quarter of 2019 than we added in the second quarter of 2018.
Our U.S. biologics net sales totaled $23.6 million in the second quarter of 2019 from $20.2 million in the second quarter of 2018, representing a 16.6% increase over the second quarter of 2018. This increase was driven by net sales volume growth of AUGMENT® Injectable Bone Graft, which launched at the end of the second quarter of 2018, and in our core biologics products.
International Sales. Net sales in our international regions totaled $57.2 million in the second quarter of 2019 compared to $53.8 million in the second quarter of 2018. This 6.2% increase was primarily due to our international upper extremities business and incremental Cartiva net sales in our international lower extremities business. This increase was partially offset by a $2.7 million unfavorable impact from foreign currency exchange rates (a 5 percentage point unfavorable impact to international sales growth rate).
Our international lower extremities net sales increased 8.3% to $17.0 million in the second quarter of 2019 from $15.7 million in the second quarter of 2018. Sales increased primarily due to $1.2 million in Cartiva net sales. Non-GAAP organic international lower extremities sales increased 0.6%. These increases were partially offset by a $0.7 million unfavorable impact from foreign currency exchange rates (a 5 percentage point unfavorable impact to international lower extremities sales growth rate).
Our international upper extremities net sales increased 6.9% to $31.2 million in the second quarter of 2019 from $29.1 million in the second quarter of 2018. Sales increased by 7.5% in our direct markets in Europe, and a combined 10.0% increase in our Canada, Australia, and Japan direct markets. These increases were partially offset by a $1.7 million unfavorable impact from foreign currency exchange rates (a 6 percentage point unfavorable impact to international upper extremities sales growth rate).
Our international biologics net sales decreased 3.8% to $6.3 million in the second quarter of 2019 from $6.6 million in the second quarter of 2018, mostly due a $0.2 million unfavorable impact from foreign currency exchange rates (a 3 percentage point unfavorable impact to international biologics sales growth rate).
Cost of sales
Our cost of sales totaled $48.3 million, or 21.0% of net sales, in the second quarter of 2019, compared to $45.6 million, or 22.2% of net sales, in the second quarter of 2018. Cost of sales as a percentage of net sales decreased 1 percentage point due to lower levels of provisions for excess and obsolete inventory, favorable manufacturing expenses, and increased gross margins from Cartiva net sales over gross margin from legacy Wright net sales.
Selling, general and administrative
Our selling, general and administrative expenses totaled $152.1 million, or 66.2% of net sales, in the second quarter of 2019, compared to $140.8 million, or 68.6% of net sales, in the second quarter of 2018. Selling, general and administrative expenses as a percentage of net sales decreased 2 percentage points due to leveraging certain general and administrative expenses and keeping distribution expenses relatively flat over increased net sales.

Research and development
Our research and development expense totaled $18.8 million, or 8.2% of net sales, in the second quarter of 2019 compared to $14.7 million, or 7.1% of net sales, in the second quarter of 2018. Research and development costs increased 1 percentage point primarily due to investments in our new product pipeline. Our research and development expenses are estimated to range from 7% to 8% as a percentage of net sales in 2019.
Amortization of intangible assets
Charges associated with amortization of intangible assets totaled $7.9 million in the second quarter of 2019, compared to $6.0 million in the second quarter of 2018. Based on intangible assets held at June 30, 2019, we expect amortization expense to be between $30 million and $32 million per year for the years 2019 through 2023.
Interest expense, net
Interest expense, net, totaled $20.0 million in the second quarter of 2019 and $20.7 million in the second quarter of 2018. Our interest expense in the second quarter of 2019 related primarily to non-cash interest expense associated with the amortization of the discount on the 2023 Notes, 2021 Notes and 2020 Notes of $5.9 million, $5.4 million and $0.8 million, respectively; amortization of deferred financing charges on our borrowings totaling $1.3 million; and cash interest expense totaling $7.4 million primarily associated with the 2023 Notes, 2021 Notes, 2020 Notes and borrowings under our ABL Facility and the Term Loan Facility, partially offset by interest income of $0.8 million.
Our interest expense in the second quarter of 2018 related primarily to non-cash interest expense associated with the amortization of the discount on the 2021 Notes and 2020 Notes of $4.9 million and $7.1 million, respectively, amortization of deferred financing charges on the 2021 Notes, 2020 Notes, and our ABL Facility totaling $1.4 million; and cash interest expense totaling $7.0 million primarily associated with the coupon on the 2021 Notes and 2020 Notes and borrowings under our ABL Facility and Term Loan Facility.
Other (income) expense, net
Other income, net totaled $1.8 million in the second quarter of 2019, compared to $72.7 million of other expense, net in the second quarter of 2018. In the second quarter of 2019, other income, net consisted primarily of a net gain on investments of $3.3 million. This amount was partially offset by non-cash adjustments to contingent consideration fair values. During the second quarter of 2018, other expense, net consisted primarily of a $39.9 million charge for the write-off of unamortized deferred financing fees and debt discount associated with the extinguishment of $400.9 million aggregate principal amount of the 2020 Notes and a loss of $32.9 million for non-cash adjustments to derivative fair values.
Provision (benefit) for income taxes
We recorded a tax provision from continuing operations of $3.4 million in the second quarter of 2019, compared to a tax benefit from continuing operations of $4.5 million in the second quarter of 2018. Our tax provision during the second quarter of 2019 includes a $2.6 million tax provision due a change in tax rates on income from deferred intercompany transactions and tax provision on net earnings in jurisdictions where we do not have a valuation allowance offset by a tax benefit for foreign currency losses. We are unable to recognize a tax benefit in jurisdictions where we are incurring losses (primarily the U.S.) due to the valuation allowance on our net deferred assets. During the second quarter of 2018, our tax benefit includes a benefit resulting from our ability to recognize a tax benefit on pre-tax losses in the U.S., to the extent of our earnings within discontinued operations in the U.S. for the six months ended July 1, 2018, partially offset by a tax provision for foreign currency gains and the result of net earnings in jurisdictions where we do not have a valuation allowance.
Income from discontinued operations, net of tax
Income from discontinued operations, net of tax, consists primarily of the costs associated with legal defense, income/loss associated with product liability insurance recoveries/denials, and changes to any contingent liabilities associated with the OrthoRecon business that was sold to MicroPort.
Our income from discontinued operations for the quarter ended June 30, 2019 and July 1, 2018 was $22.9 million and $1.1 million, respectively. This income was primarily attributable to a $15.5 million insurance recovery recognized in 2019 and a $30.75 million insurance recovery recognized in 2018. See Note 4 and Note 13 to our condensed consolidated financial statements for further discussion regarding our discontinued operations and our retained contingent liabilities associated with the OrthoRecon business.

Comparison of the six months ended June 30, 2019 to the six months ended July 1, 2018
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

	Six months ended
	June 30, 2019		July 1, 2018
	Amount	% of net sales	Amount	% of net sales
Net sales	$459,861	100.0%	$403,937	100.0%
Cost of sales [1]	94,655	20.6%	86,697	21.5%
Gross profit	365,206	79.4%	317,240	78.5%
Operating expenses:
Selling, general and administrative [1]	305,418	66.4%	278,074	68.8%
Research and development [1]	35,728	7.8%	28,564	7.1%
Amortization of intangible assets	15,449	3.4%	13,150	3.3%
Total operating expenses	356,595	77.5%	319,788	79.2%
Operating income (loss)	8,611	1.9%	(2,548)	(0.6)%
Interest expense, net	39,690	8.6%	40,490	10.0%
Other expense, net	11,064	2.4%	71,747	17.8%
Loss from continuing operations before income taxes	(42,143)	(9.2)%	(114,785)	(28.4)%
Provision (benefit) for income taxes	7,045	1.5%	(4,257)	(1.1)%
Net loss from continuing operations	$(49,188)	(10.7)%	$(110,528)	(27.4)%
(Loss) income from discontinued operations, net of tax	(5,225)		17,316
Net loss	$(54,413)		$(93,212)
__________________________

[1]	These line items include the following amounts of non-cash, share-based compensation expense for the periods indicated:

	Six months ended
	June 30, 2019	% of net sales	July 1, 2018	% of net sales
Cost of sales	$257	0.1%	$311	0.1%
Selling, general and administrative	13,822	3.0%	9,959	2.5%
Research and development	1,165	0.3%	809	0.2%

The following tables set forth our net sales by product line for the U.S. and International for the periods indicated (in thousands) and the percentage of year-over-year change:

	Six months ended
	June 30, 2019	July 1, 2018	% change
U.S.
Lower extremities	$138,140	$116,287	18.8%
Upper extremities	161,873	137,829	17.4%
Biologics	46,228	38,399	20.4%
Sports med & other	4,072	3,853	5.7%
Total U.S.	$350,313	$296,368	18.2%

International
Lower extremities	$32,534	$31,007	4.9%
Upper extremities	60,619	58,731	3.2%
Biologics	10,869	11,839	(8.2)%
Sports med & other	5,526	5,992	(7.8)%
Total International	$109,548	$107,569	1.8%

Total net sales	$459,861	$403,937	13.8%
The following table reconciles our non-GAAP organic and combined pro forma net sales by product line for the three months ended June 30, 2019 and July 1, 2018 (in thousands):

	Six months ended June 30, 2019
	Legacy Wright (organic)	Standalone Cartiva	Wright Medical Group N.V.
U.S.
Lower extremities	$123,031	$15,109	$138,140
Upper extremities	161,873	—	161,873
Biologics	46,228	—	46,228
Sports med & other	4,072	—	4,072
Total U.S.	$335,204	$15,109	$350,313

International
Lower extremities	$30,536	$1,998	$32,534
Upper extremities	60,619	—	60,619
Biologics	10,869	—	10,869
Sports med & other	5,526	—	5,526
Total International	$107,550	$1,998	$109,548

Global
Lower extremities	$153,567	$17,107	$170,674
Upper extremities	222,492	—	222,492
Biologics	57,097	—	57,097
Sports med & other	9,598	—	9,598
Total net sales	$442,754	$17,107	$459,861

	Six months ended July 1, 2018
	Standalone Wright Medical Group N.V.	Standalone Cartiva	Non-GAAP combined pro forma
U.S.
Lower extremities	$116,287	$16,287	$132,574
Upper extremities	137,829	—	137,829
Biologics	38,399	—	38,399
Sports med & other	3,853	—	3,853
Total U.S.	$296,368	$16,287	$312,655

International
Lower extremities	$31,007	$623	$31,630
Upper extremities	58,731	—	58,731
Biologics	11,839	—	11,839
Sports med & other	5,992	—	5,992
Total International	$107,569	$623	$108,192

Global
Lower extremities	$147,294	$16,910	$164,204
Upper extremities	196,560	—	196,560
Biologics	50,238	—	50,238
Sports med & other	9,845	—	9,845
Total net sales	$403,937	$16,910	$420,847

	Six months ended June 30, 2019
	Non-GAAP organic and combined pro forma net sales growth/(decline)
	Legacy Wright (organic)	Standalone Cartiva	Non-GAAP combined pro forma
U.S.
Lower extremities	5.8%	N/A	4.2%
Upper extremities	17.4%	N/A	17.4%
Biologics	20.4%	N/A	20.4%
Sports med & other	5.7%	N/A	5.7%
Total U.S.	13.1%	N/A	12.0%

International
Lower extremities	(1.5)%	N/A	2.9%
Upper extremities	3.2%	N/A	3.2%
Biologics	(8.2)%	N/A	(8.2)%
Sports med & other	(7.8)%	N/A	(7.8)%
Total International	0.0%	N/A	1.3%

Global
Lower extremities	4.3%	N/A	3.9%
Upper extremities	13.2%	N/A	13.2%
Biologics	13.7%	N/A	13.7%
Sports med & other	(2.5)%	N/A	(2.5)%
Total net sales	9.6%	N/A	9.3%

Net sales
U.S. Sales. U.S. net sales totaled $350.3 million in the first six months of 2019, an 18.2% increase from $296.4 million in the first six months of 2018, primarily due to continued growth in our U.S. upper extremities business. Additionally, we had $15.1 million of net sales from Cartiva, and our U.S. biologics business experienced continued growth from AUGMENT® Injectable Bone Graft and our core biologics products. We had non-GAAP organic growth of 13.1% along with non-GAAP combined pro forma growth of 12.0%. U.S. sales represented approximately 76.2% of total net sales in the first six months of 2019, compared to 73.4% of total net sales in the first six months of 2018.
International Sales. International net sales totaled $109.5 million in the first six months of 2019 compared to $107.6 million in the first six months of 2018. This 1.8% increase was primarily driven by incremental Cartiva net sales, an increase in our direct markets in our international upper extremities business, and increased sales volumes to our stock distributors. These increases were partially offset by a $6.4 million unfavorable impact from foreign currency exchange rates (a 6 percentage point unfavorable impact to sales growth rate).
Cost of sales
Our cost of sales as a percentage of net sales decreased slightly to 20.6% in the first six months of 2019 compared to 21.5% in the first six months of 2018. This decrease as a percentage of sales was primarily due to lower levels of provisions for excess and obsolete inventory, favorable manufacturing expenses, and increased gross margins from Cartiva net sales over gross margin from legacy Wright net sales.
Operating expenses
As a percentage of net sales, operating expenses decreased to 77.5% in the first six months of 2019 compared to 79.2% in the first six months of 2018, reflecting a decrease of 2 percentage points as a percentage of net sales. This decrease was primarily the result of leveraging certain general and administrative expenses and keeping distribution expenses relatively flat over increased net sales.
Provision (benefit) for income taxes
We recorded an income tax provision from continuing operations of $7.0 million in the first six months of 2019, compared to a tax benefit from continuing operations of $4.3 million in the first six months of 2018. The tax provision for the current year period includes a $5.2 million tax provision due a change in tax rates on income from deferred intercompany transactions. The remaining tax provision is resulting from net earnings in jurisdictions where we do not have a valuation allowance, partially offset by a tax benefit for foreign currency losses. The tax benefit for the prior year period includes a benefit recorded due to our ability to recognize a tax benefit on pre-tax losses in the U.S. as a result of the earnings within discontinued operations in the U.S, partially offset by tax provision for foreign currency gains and the result of net earnings in jurisdictions for which we do not have a valuation allowance.
(Loss) income from discontinued operations, net of tax
(Loss) income from discontinued operations, net of tax, consists primarily of the costs associated with legal defense, income/loss associated with product liability insurance recoveries/denials, and changes to any contingent liabilities associated with the OrthoRecon business that was sold to MicroPort for the six months ended June 30, 2019. We received an insurance recovery payment of $30.75 million on May 8, 2018, which is reflected within our results of discontinued operations for the six months ended July 1, 2018, and contributed to the $17.3 million in income from discontinued operations, net of tax for the first six months of 2018. See Note 4 and Note 13 to our condensed consolidated financial statements for further discussion regarding our discontinued operations and our retained contingent liabilities associated with the OrthoRecon business.
Reportable segments
The following tables set forth, for the periods indicated, net sales and operating income of our reportable segments expressed as dollar amounts (in thousands) and as a percentage of net sales:

	Three months ended June 30, 2019
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics
Net sales	$91,204	$81,342	$57,188
Operating income	$23,009	$28,784	$308
Operating income as a percent of net sales	25.2%	35.4%	0.5%

	Three months ended July 1, 2018
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics
Net sales	$80,402	$71,173	$53,825
Operating income (loss)	$22,266	$24,518	$(1,506)
Operating income (loss) as a percent of net sales	27.7%	34.4%	(2.8)%

	Six months ended June 30, 2019
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics
Net sales	$186,020	$164,293	$109,548
Operating income (loss)	$51,950	$60,232	$(1,181)
Operating income (loss) as a percent of net sales	27.9%	36.7%	(1.1)%

	Six months ended July 1, 2018
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics
Net sales	$156,299	$140,069	$107,569
Operating income (loss)	$41,724	$48,672	$(1,248)
Operating income (loss) as a percent of net sales	26.7%	34.7%	(1.2)%
Net sales of our U.S. lower extremities and biologics segment increased $10.8 million and $29.7 million in the three and six months ended June 30, 2019, respectively, compared to the three and six months ended July 1, 2018. Operating income of our U.S. lower extremities and biologics segment increased $0.7 million and $10.2 million for the three and six months ended June 30, 2019, respectively, compared to the three and six months ended July 1, 2018. These increases to both net sales and operating income were driven primarily by net sales from Cartiva, as well as net sales growth from AUGMENT® Injectable Bone Graft, and our core biologics businesses. The Cartiva acquisition had an impact of approximately $6.7 million and $15.1 million for the three and six months ended June 30, 2019, respectively, on net sales for our U.S. lower extremities and biologics segment. Additionally, the Cartiva acquisition had an impact of approximately $4.0 million and $9.2 million for the three and six months ended June 30, 2019, respectively, on operating income for our U.S. lower extremities and biologics segment.
Net sales of our U.S. upper extremities segment increased $10.2 million and $24.2 million in the three and six months ended June 30, 2019, respectively, compared to the three and six months ended July 1, 2018. Operating income of our U.S. upper extremities segment increased $4.3 million and $11.6 million in the three and six months ended June 30, 2019, respectively, as compared to the three and six months ended July 1, 2018. These increases to both net sales and operating income were primarily driven by continued net sales growth within our innovative shoulder product portfolio, including the combination of our PERFORM™ Reversed Glenoid System, SIMPLICITI® shoulder system, and BLUEPRINT™ enabling technology, and leveraging certain selling, general and administrative expenses over increased net sales.
Net sales of our International extremities and biologics segment increased $3.4 million and $2.0 million in the three and six months ended June 30, 2019, respectively, compared to the three and six months ended July 1, 2018. Operating income (loss) of our International extremities and biologics segment improved $1.8 million and $0.1 million in the three and six months ended June 30, 2019, respectively, compared to the three and six months ended July 1, 2018. These improvements were primarily due to growth in direct market sales in our international upper extremities business, incremental Cartiva net sales in our international lower extremities business, and reduced leveraging of operating expenses over increased net sales. These increases were partially offset by unfavorable impacts from foreign currency exchange rates.

Liquidity and Capital Resources
The following table sets forth, for the periods indicated, certain liquidity measures (in thousands):

	June 30, 2019	December 30, 2018
Cash and cash equivalents	$150,574	$191,351
Working capital [1]	(77,424)	136,106
___________________________

[1]
As of June 30, 2019, the closing price of our ordinary shares was greater than 130% of the 2021 Notes conversion price for 20 or more of the 30 consecutive trading days preceding the quarter-end, and, therefore, the holders of the 2021 Notes may convert the notes during the succeeding quarterly period. Due to the ability of the holders of the 2021 Notes to convert the notes during this period, the $332.7 million carrying value of the 2021 Notes and the $210.8 million fair value of the 2021 Notes Conversion Derivatives were classified as current liabilities and the $212.9 million fair value of the 2021 Notes Hedges was classified as current assets as of June 30, 2019. We currently do not expect significant conversions of the 2021 Notes because they currently trade at a premium to the as-converted value, and a converting holder would forego future interest payments. However, any conversions would reduce our cash resources. We believe that, in the event that holders elect to exercise the conversion option, our cash resources and access to additional borrowings would provide the necessary liquidity.

Operating Activities. Cash provided by (used in) operating activities totaled $2.1 million and $(5.2) million in the first six months of 2019 and 2018, respectively. The increase in cash provided by operating activities in the first six months of 2019 was primarily driven by improved cash profitability of continuing operations.
Investing Activities. Our capital expenditures totaled $48.0 million and $29.7 million in the first six months of 2019 and 2018, respectively. This increase is primarily due to increased investments in surgical instrumentation to support the continued rollouts and upcoming product launches in our upper extremities business, as well as increased investments in computer systems. Historically, our capital expenditures have consisted principally of surgical instrumentation, purchased manufacturing equipment, research and testing equipment, and computer systems. Further, during 2019, we expect to incur approximately $14 million for the purchase and set up of a 40,000 square foot state of the art manufacturing and distribution facility in Arlington, Tennessee. In total, we expect to incur capital expenditures of more than $90 million in 2019.
Financing Activities. During the first six months of 2019, cash provided by financing activities totaled $4.4 million, compared to $181.8 million in the first six months of 2018.
Cash provided by financing activities in the first six months of 2019 was primarily attributable to $14.0 million in cash received from the issuance of ordinary shares in connection with option exercises. These proceeds were partially offset by $5.7 million of net payments related to the exchange of 2023 Notes for 2020 Notes (as further described below) and the associated issuance of additional 2023 Notes Hedges and warrants, and settlement of pro rata portions of the 2020 Notes Hedges and warrants.
On February 7, 2019, WMG issued $139.6 million of Additional 2023 Notes in exchange for $130.1 million aggregate principal amount of 2020 Notes. As this was a debt modification, a pro rata share of the 2020 Notes deferred financing costs and discount was transferred to the 2023 Notes deferred financing costs and discount. Additionally, the 2023 Notes discount was adjusted in order for net debt to remain the same subsequent to the exchange. While the debt modification was a non-cash transaction, we paid approximately $2.9 million of convertible debt modification costs.
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
Cash provided by financing activities in the first six months of 2018 was primarily attributable to the net cash proceeds received from the 2023 Notes exchange. During June 2018, we issued $675 million aggregate principal amount of 2023 Notes, settled $400.9 million aggregate principal amount of 2020 Notes, and paid a premium of $55.6 million on the 2020 Notes. We also paid $141.3 million for hedges associated with the 2023 Notes and received approximately $102.1 million for the issuance of warrants associated with the 2023 Notes. Additionally, we received $5.7 million in cash from the issuance of ordinary shares in connection with option exercises. Other debt proceeds were primarily made up borrowings under of the Term Loan Facility which were used to pay down a portion of the asset-based line of credit under the ABL Facility.

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
Discontinued Operations. Our cash flows from discontinued operations during 2019 and 2018 were attributable primarily to legacy Wright’s former OrthoRecon business as described in Note 13. Cash flows used in discontinued operations totaled $32.1 million and $21.1 million for the six months ended June 30, 2019 and July 1, 2018, respectively. Cash flows from discontinued operations are combined with cash flows from continuing operations in the condensed consolidated statements of cash flows.
We do not expect that the future cash outflows from discontinued operations, including the payment of retained liabilities of the OrthoRecon business, net of insurance recoveries, will have an impact on our ability to meet contractual cash obligations and fund our working capital requirements, operations, and anticipated capital expenditures.
Contractual Cash Obligations. As of June 30, 2019, there were no material changes to our contractual cash obligations and commercial commitments as disclosed in in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Contractual Cash Obligations” of our Annual Report on Form 10-K for the year ended December 30, 2018, except for the issuance of the Additional 2023 Notes and the reclassification of the 2021 Notes as described in Note 10 and a minimum purchase obligation of approximately $3.6 million a year until March 29, 2026.
As of June 30, 2019, the closing price of our ordinary shares was greater than 130% of the 2021 Notes conversion price for 20 or more of the 30 consecutive trading days preceding the quarter-end, and, therefore, the holders of the 2021 Notes may convert the notes during the succeeding quarterly period. Due to the ability of the holders of the 2021 Notes to convert the notes during this period, the carrying value of the 2021 Notes and the fair value of the 2021 Notes Conversion Derivatives were classified as current liabilities and the fair value of the 2021 Notes Hedges was classified as current assets as of June 30, 2019.
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
The ABL Credit Agreement provides for a $175 million senior secured asset-based line of credit, subject to the satisfaction of a borrowing base requirement (ABL Facility) and a $55 million term loan facility (Term Loan Facility). The ABL Facility may be increased by up to $75 million upon the Borrowers’ request, subject to the consent of the Agent and each of the other lenders providing such increase. All borrowings under the ABL Facility are subject to the satisfaction of customary conditions, including the absence of default, the accuracy of representations and warranties in all material respects and the delivery of an updated borrowing base certificate. The initial $20 million term loan tranche was funded at closing in May 2018. The Borrowers may at any time borrow the second $35 million term loan tranche, but are required to do so no later than May 7, 2021. All borrowings under the Term Loan Facility are subject to the satisfaction of customary conditions, including the absence of default and the accuracy of representations and warranties in all material respects. We are in compliance with all covenants as of June 30, 2019.
As of June 30, 2019, we had $20.7 million in borrowings outstanding under the ABL Facility and $154.3 million in unused availability under the ABL Facility. As of December 30, 2018, we had $17.8 million in borrowings outstanding under the ABL Facility and $132.2 million in unused availability under the ABL Facility.

Between November 2016 and October 2017, WMT entered into three MoM Settlement Agreements with Court-appointed attorneys representing plaintiffs in the MDL and JCCP to settle a total of 1,974 cases that met the eligibility requirements of the MoM Settlement Agreements and were either pending in the MDL or JCCP, or subject to court-approved tolling agreements in the MDL or JCCP, for an aggregate sum of $339.2 million. As of June 30, 2019, we had funded $306.5 million under the MoM Settlement Agreements.
As of June 30, 2019, our accrual for metal-on-metal claims totaled $60.5 million, of which $33.8 million is included in our condensed consolidated balance sheet within “Accrued expenses and other current liabilities” and $26.7 million is included within “Other liabilities.” As of December 30, 2018, our accrual for metal-on-metal claims totaled $74.5 million, of which $51.9 million is included in our condensed consolidated balance sheet within “Accrued expenses and other current liabilities” and $22.6 million is included within “Other liabilities.” See Note 13 to our condensed consolidated financial statements for additional discussion regarding the MoM Settlement Agreements and our accrual methodologies for the metal-on-metal hip replacement product liability claims.
Although it is difficult for us to predict our future liquidity requirements, we believe that our cash and cash equivalents of $150.6 million, the $154.3 million in availability under the ABL Facility and the additional $35 million in availability under the Term Loan Facility, as of June 30, 2019, will be sufficient for at least the next 12 months to fund the working capital requirements and operations, permit anticipated capital expenditures, pay retained metal-on-metal product and other liabilities of the OrthoRecon business, including without limitation amounts under the MoM Settlement Agreements, fund contingent considerations, and meet our other anticipated contractual cash obligations in 2019 and 2020.
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
The current IPRD projects we acquired in our IMASCAP and Cartiva acquisitions are as follows:

•
The next generation reverse shoulder implant system is a reverse shoulder replacement implant having glenoid or glenoid and humeral implant components. We have an anticipated first clinical use in 2020 and launch in the second half of 2021; however, the risks and uncertainties associated with completion are dependent upon testing validations and FDA and CE mark clearance. We have incurred expenses of less than $0.1 million in the six months ended June 30, 2019. Project cost to complete is estimated to be less than $2 million.

•
The CMC thumb implant is an arthroplasty device designed to resurface the CMC joint for the treatment of osteoarthritis. We anticipate the launch of CMC thumb implant no earlier than 2021; however, the risks and uncertainties associated with completion are dependent upon testing validations and FDA PMA approval. We have incurred expenses of approximately $0.4 million in the six months ended June 30, 2019. Project cost to complete is estimated to be less than $3 million.

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
Borrowings under our ABL Credit Agreement, including our ABL Facility and Term Loan Facility, bear interest at variable rates. The interest rate margin applicable to borrowings under the ABL Facility is, at the option of the Borrowers, equal to either (a) 3.25% for base rate loans or (b) 4.25% for LIBOR rate loans, subject to a 0.75% LIBOR floor. The interest rate applicable to borrowings under the Term Loan Facility is equal to one-month LIBOR plus 7.85%, subject to a 1.00% LIBOR floor. As of June 30, 2019, we had $20.7 million of borrowings under our ABL Facility and $20 million principal outstanding under our Term Loan Facility. Based upon this debt level, and the LIBOR floor on our interest rate, a 100 basis point increase in the annual interest rate on such borrowings would have an immaterial impact on our interest expense on an annual basis.
On June 30, 2019, we had invested cash and cash equivalents of approximately $150.6 million. We believe that a 10 basis point change in interest rates is reasonably possible in the near term. Based on our current level of investment, an increase or decrease of 10 basis points in interest rates would have an annual impact of approximately $0.2 million to our interest income.
As of June 30, 2019, we had outstanding an aggregate of $56.5 million, $395.0 million, and $814.6 million, principal amount of our 2020 Notes, 2021 Notes, and 2023 Notes, respectively. We carry these instruments at face value less unamortized discount and unamortized debt issuance costs on our condensed consolidated balance sheets. Since these instruments bear interest at a fixed rate, we have no financial statement risk associated with changes in interest rates. However, the fair value of the 2020 Notes, 2021 Notes, and 2023 Notes fluctuates when interest rates change and when the market price of our ordinary shares fluctuates. We do not carry the 2020 Notes, 2021 Notes, or 2023 Notes at fair value, but present the fair value of the principal amount of our 2020 Notes, 2021 Notes, and 2023 Notes for disclosure purposes.
Equity Price Risk
On June 28, 2018, we issued $675 million aggregate principal amount of the 2023 Notes. Additional 2023 Notes were issued in exchange for a portion of 2020 Notes in February 2019. As of June 30, 2019, $814.6 million aggregate principal amount was outstanding on the 2023 Notes. The holders of the 2023 Notes may convert their 2023 Notes into cash upon the satisfaction of certain circumstances as described in Note 10. The conversion and settlement provisions of the 2023 Notes are based on the price of our ordinary shares at conversion or at maturity of the notes. In addition, the hedges and warrants associated with these convertible notes also include settlement provisions that are based on the price of our ordinary shares. The amount of cash we may be required to pay, or the number of shares we may be required to provide to note holders at conversion or maturity of these notes, is determined by the price of our ordinary shares. The amount of cash that we may receive from hedge counterparties in connection with the related hedges and the number of shares that we may be required to provide warrant counterparties in connection with the related warrants are also determined by the price of our ordinary shares.
Upon the expiration of our warrants issued in connection with the 2023 Notes, we will issue ordinary shares to the purchasers of the warrants to the extent the price of our ordinary shares exceeds the warrant strike price of $40.86 at that time. The following table shows the number of shares that we would issue to warrant counterparties at expiration of the warrants based on the warrants outstanding as of June 30, 2019 assuming various closing prices of our ordinary shares on the date of warrant expiration:

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

(in thousands)
	Fair value of security given a 10% decrease in share price	Fair value of security as of June 30, 2019	Fair value of security given a 10% increase in share price
2023 Notes Hedges (Asset)	$124,080	$164,500	$209,362
2023 Notes Conversion Derivative (Liability)	$120,334	$164,027	$212,985
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
Upon the expiration of our warrants issued in connection with the 2021 Notes, we will issue ordinary shares to the purchasers of the warrants to the extent the price of our ordinary shares exceeds the warrant strike price of $30.00 at that time. The following table shows the number of shares that we would issue to warrant counterparties at expiration of the warrants based on the warrants outstanding as of June 30, 2019 assuming various closing prices of our ordinary shares on the date of warrant expiration:

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

(in thousands)
	Fair value of security given a 10% decrease in share price	Fair value of security as of June 30, 2019	Fair value of security given a 10% increase in share price
2021 Notes Hedges (Asset)	$168,980	$212,864	$259,171
2021 Notes Conversion Derivative (Liability)	$163,383	$210,756	$260,576
On February 13, 2015, WMG issued $632.5 million aggregate principal amount of the 2020 Notes. A portion of the 2020 Notes was exchanged in conjunction with both the 2021 Notes and the 2023 Notes. As of June 30, 2019, $56.5 million aggregate principal amount was outstanding on the 2020 Notes. The holders of the 2020 Notes may convert their notes at any time prior to August 15, 2019 solely into cash upon satisfaction of certain circumstances as described in Note 10. On or after August 15, 2019, holders may convert their 2020 Notes solely into cash, regardless of the foregoing circumstances. Due to the ability of the holders of the 2020 Notes to convert within the next year, the carrying value of the 2020 Notes and the fair value of the 2020 Notes Conversion Derivatives were classified as current liabilities and the fair value of the 2020 Notes Hedges was classified as current assets as of June 30, 2019 and December 30, 2018.
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
Upon the expiration of our warrants associated with the 2020 Notes, we will issue ordinary shares to the purchasers of the warrants to the extent the price of our ordinary shares exceeds the warrant strike price at that time. On November 24, 2015, Wright Medical Group N.V. assumed WMG’s obligations pursuant to the warrants, and the strike price of the warrants was adjusted from $40.00 to $38.8010 per ordinary share. The following table shows the number of shares that we would issue to warrant counterparties at expiration of the warrants based on the warrants outstanding as of June 30, 2019 assuming various closing prices of our ordinary shares on the date of warrant expiration:

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

(in thousands)
	Fair value of security given a 10% decrease in share price	Fair value of security as of June 30, 2019	Fair value of security given a 10% increase in share price
2020 Notes Hedges (Asset)	$3,285	$6,015	$9,590
2020 Notes Conversion Derivative (Liability)	$3,017	$5,799	$9,509
Foreign Currency Exchange Rate Fluctuations
Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our financial results. Approximately 22% and 21% of our net sales from continuing operations were denominated in foreign currencies during the three and six months ended June 30, 2019 and we expect that foreign currencies will continue to represent a similarly significant percentage of our net sales in the future. The cost of sales related to these sales is primarily denominated in U.S. dollars; however, operating costs related to these sales are largely denominated in the same respective currencies, thereby partially limiting our transaction risk exposure. For sales not denominated in U.S. dollars, an increase in the rate at which a foreign currency is exchanged for U.S. dollars will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases, if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and our competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our prices not being competitive in a market where business is transacted in the local currency.
For the three and six months ended June 30, 2019, approximately 90% of our net sales denominated in foreign currencies were derived from European Union countries, which are denominated in the euro; from the United Kingdom, which are denominated in the British pound; from Australia which are denominated in Australian dollar; and from Canada, which are denominated in the Canadian dollar. Additionally, we have significant intercompany receivables, payables, and debt from our foreign subsidiaries that are denominated in foreign currencies, principally the euro, the Japanese yen, the British pound, the Australian dollar, and the Canadian dollar. Our principal exchange rate risk, therefore, exists between the U.S. dollar and the euro, the Japanese yen, the British pound, the Australian dollar, and the Canadian dollar. Fluctuations from the beginning to the end of any given reporting period result in the revaluation of our foreign currency-denominated intercompany receivables, payables, and debt generating currency translation gains or losses that impact our non-operating income and expense levels in the respective period.
A uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which our transactions are denominated would have resulted in a decrease and increase in operating income of approximately $0.7 million and $0.5 million for the three and six months ended June 30, 2019, respectively. This hypothetical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. This sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices, which can also be affected by the change in exchange rates.
ITEM 4. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2019 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2019.
Changes in Internal Control Over Financial Reporting
During the fiscal quarter ended June 30, 2019, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
Patent Litigation
On March 23, 2018, WMT filed suit against Paragon 28, Inc. (Paragon 28) in the United States District Court for the District of Colorado, alleging infringement of ten patents concerning orthopedic plates, plating systems and instruments, and related methods of use. Our complaint seeks damages, injunctive relief and attorneys’ fees. On June 4, 2018, Paragon 28 filed an amended answer and counterclaim seeking declaratory judgment of non-infringement and invalidity of the patent-in-suit, and attorneys’ fees. On September 28, 2018, WMT filed an amended complaint adding claims against Paragon 28 for misappropriation of trade secrets and related wrongdoing. Paragon 28 filed a motion to dismiss those trade secret-related claims, which WMT has opposed, and the motion remains pending. In March 2019, Paragon 28 filed four petitions with the Patent Trial and Appeal Board seeking Inter Partes Reviews of the patents in question. We have filed responses opposing Paragon 28’s petitions.
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

Excluding claims resolved in the MoM Settlement Agreements, as of June 30, 2019, there were approximately 183 unresolved metal-on-metal hip cases pending in the U.S. This number includes cases ineligible for settlement under the MoM Settlement Agreements, cases which opted out of such settlements, post-settlement cases, tolled cases, and existing state court cases that were not part of the MDL or JCCP. As of June 30, 2019, we estimate there also were pending approximately 33 unresolved non-U.S. metal-on metal hip cases, 46 unresolved U.S. modular neck cases alleging claims related to the release of metal ions, and zero non-U.S. modular neck cases with metal ion allegations. We also estimate that as of June 30, 2019, there were approximately 531 non-revision claims either dismissed or awaiting dismissal from the MDL and JCCP, which dismissal is a condition of the MoM Settlement Agreements. Although there is a limited time period during which dismissed non-revision claims may be refiled, it is presently unclear how many non-revision claimants will elect to do so. As of June 30, 2019, no dismissed non-revision cases have been refiled.
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
We have received claims for personal injury against us associated with fractures of the PROFEMUR® titanium modular neck product (Titanium Modular Neck Claims). As of June 30, 2019, there were approximately 19 unresolved pending U.S. lawsuits and approximately 54 unresolved pending non-U.S. lawsuits alleging such claims (44 of which are part of a single consolidated class action lawsuit in Canada). These lawsuits generally seek monetary damages.
We are aware that MicroPort has recalled a certain size of its cobalt chrome modular neck product as a result of alleged fractures. As of June 30, 2019, there were fourteen pending U.S. lawsuits and five pending non-U.S. lawsuits against us alleging personal injury resulting from the fracture of a cobalt chrome modular neck. These lawsuits generally seek monetary damages.
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
As previously disclosed, we entered into confidential settlement agreements with six of the seven insurance carriers with whom metal on metal hip coverage was in dispute - Columbia Casualty Company, Travelers, AXIS Surplus Lines Insurance Company, Federal, Catlin Specialty Insurance Company, and Catlin Underwriting Agencies Limited for and on behalf of Syndicate 2003 at Lloyd’s of London, thus resolving in full the Tennessee Coverage Litigation.
Separately, in March 2017, Lexington Insurance Company (Lexington), which had been dismissed from the Tennessee Coverage Litigation, requested arbitration under five Lexington insurance policies in connection with the CONSERVE® Claims. We subsequently engaged in discussions and correspondence with Lexington about the scope of the requested arbitration(s). On or about October 27, 2017, Lexington filed an Application for Order to Compel Arbitration in the Commonwealth of Massachusetts, Suffolk County Superior Court, naming WMT, Wright Medical Group, Inc., and Wright Medical Group N.V. We opposed the Application. On February 28, 2018, the Massachusetts Court ordered the parties to arbitrate the two Lexington insurance policies containing Massachusetts arbitration clauses but did not order arbitration under the remaining three Lexington policies at issue. We have appealed that ruling. The appeal, pending in the Appeals Court of the Common Wealth of Massachusetts, is known as Lexington Insurance Company v. Wright Medical Group, Inc., Wright Medical Group, N.V., and Wright Medical Technology, Inc., Case No. 2018-P-0698. While the appeal is pending, we are proceeding with the arbitration, but the selection of the arbitrators is still in dispute. In the arbitration, Lexington has asserted a claim for declaratory relief, and we have asserted counter-claims for breach of contract, declaratory relief, and bad faith.
On September 26, 2018, Lexington sought to add a claim alleging our filing of the Tennessee lawsuit referred to below was not in good faith. We objected to Lexington’s additional claim and argued that such claim could only be added upon agreement of the arbitrators (who are yet to be selected). The American Arbitration Association agreed with our position.
On May 22, 2018, we initiated a lawsuit against Lexington under the three policies that the court did not order into arbitration in Massachusetts. The lawsuit, filed in the Chancery Court of Tennessee for the Thirtieth Judicial District at Memphis, is known as Wright Medical Group, Inc. and Wright Medical Technology, Inc. v. Lexington Insurance Company, No. CH-18-0764. The lawsuit, filed in the Chancery Court of Tennessee, alleges breach of contract, declaratory relief, and bad faith in connection with Lexington’s failure and refusal to provide coverage for the underlying metal-on-metal claims under policies issued for 2009-2012. On July 12, 2018, Lexington brought a motion to stay the litigation and compel arbitration under the 2009-2011 Lexington policies. On February 21, 2019, we filed a motion to strike Lexington’s motion to stay. On March 13, 2019, we filed an opposition to Lexington’s motion.
On July 23, 2019, we reached an agreement in principle with Lexington to settle all presently remaining disputes between us, pursuant to which, among other things, Lexington agreed to buy back the subject insurance policies for an aggregate of $15.5 million (in addition to $5 million previously paid by Lexington). This amount will be payable in a lump sum on or before the 60th day after execution of a definitive settlement agreement (which the parties are presently negotiating) and will be in full satisfaction of all potential liability of Lexington relating to metal-on-metal hip claims, including but not limited to all claims asserted by our subsidiary WMT against Lexington in the above described insurance coverage arbitration and litigation.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
Not applicable.
ITEM 6. EXHIBITS.

(a)	Exhibits.
The following exhibits are being filed or furnished with this Quarterly Report on Form 10-Q:

Exhibit No.	Exhibit	Method of Filing
10.1	Wright Medical Group N.V Amended and Restated 2017 Equity and Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 28, 2019 (File No. 001-35065)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002	Furnished herewith

Exhibit No.	Exhibit	Method of Filing
101
The following materials from Wright Medical Group N.V.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of June 30, 2019 and December 30, 2018, (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2019 and July 1, 2018, (iii) the Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2019 and July 1, 2018, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and July 1, 2018, (v) the Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended June 30, 2019 and July 1, 2018, and (vi) Notes to Consolidated Financial Statements (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.)
Filed herewith
104	The cover page from Wright Medical Group N.V.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2019 is formatted in iXBRL (Inline eXtensible Business Reporting Language)	Included in Exhibit 101

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
August 7, 2019

WRIGHT MEDICAL GROUP N.V.
By:	/s/ Robert J. Palmisano
Robert J. Palmisano
President and Chief Executive Officer
(principal executive officer)

By:	/s/ Lance A. Berry
Lance A. Berry
Executive Vice President, Chief Financial and Operations Officer
(principal financial officer)