Form 10-Q
period 2019-09-29
Wright Medical Group N.V.
filed 2019-11-08
CIK 1492658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of November 5, 2019, there were 126,901,153 ordinary shares outstanding.

WRIGHT MEDICAL GROUP N.V.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2019

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This document may contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), and that are subject to the safe harbor created by those sections. These statements reflect management’s current knowledge, assumptions, beliefs, estimates, and expectations and express management’s current view of future performance, results, and trends. Forward looking statements may be identified by their use of terms such as anticipate, believe, could, estimate, expect, intend, may, plan, predict, project, will, and other similar terms. Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to materially differ from those described in the forward-looking statements. The reader should not place undue reliance on forward-looking statements. Such statements are made as of the date of this report, and we undertake no obligation to update such statements after this date. Risks and uncertainties that could cause our actual results to materially differ from those described in forward-looking statements are discussed in our filings with the U.S. Securities and Exchange Commission (SEC) (including our most recent Annual Report on Form 10-K, which was filed with the SEC on February 27, 2019). By way of example and without implied limitation, such risks and uncertainties include:

•
the occurrence of any event, change or other circumstance that could give rise to the termination of the definitive agreement that we entered into with Stryker Corporation (Stryker) and its wholly-owned acquisition subsidiary on November 4, 2019, pursuant to which we expect to become a wholly-owned subsidiary of Stryker;

•
the failure to satisfy required closing conditions under the agreement with Stryker, including, but not limited to, the tender of a minimum number of our outstanding ordinary shares in the related tender offer, the adoption of certain resolutions relating to the transaction at an extraordinary general meeting of Wright’s shareholders and the receipt of required regulatory approvals, or the failure to complete the acquisition in a timely manner;

•	risks related to disruption of management’s attention from our ongoing business operations due to the pendency of the transaction with Stryker;

•
the effect of the announcement of the transaction with Stryker on our operating results and business generally, including, but not limited to, our ability to retain and hire key personnel and maintain our relationships with customers, strategic partners and suppliers;

•
the impact of the pending transaction with Stryker on our strategic plans and operations and our ability to respond effectively to competitive pressures, industry developments and future opportunities;

•	the outcome of any legal proceedings that may be instituted against us and others relating to the proposed transaction with Stryker;

•	inability to achieve or sustain profitability;

•	failure to achieve our financial guidance or projected goals and objectives, including long-term financial targets, in the time periods that we anticipate or announce publicly;

•	failure to realize the anticipated benefits from previous acquisitions and dispositions, including our October 2018 acquisition of Cartiva, Inc. (Cartiva);

•	failure to obtain anticipated commercial sales of our AUGMENT® Bone Graft and AUGMENT® Injectable products;

•	liability for product liability claims on hip/knee (OrthoRecon) products sold by Wright Medical Technology, Inc. (WMT) prior to the divestiture of the OrthoRecon business;

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited).
Wright Medical Group N.V. Condensed Consolidated Balance Sheets (In thousands, except share data) (unaudited)

	September 29, 2019	December 30, 2018
Assets:
Current assets:
Cash and cash equivalents	$147,263	$191,351
Accounts receivable, net	137,411	141,019
Inventories	197,283	180,690
Prepaid expenses	17,460	11,823
Other current assets [1]	141,347	78,349
Total current assets	640,764	603,232

Property, plant and equipment, net	233,494	224,929
Goodwill	1,254,304	1,268,954
Intangible assets, net	263,023	282,332
Deferred income taxes	923	942
Other assets [1]	116,324	314,012
Total assets	$2,508,832	$2,694,401
Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$35,651	$48,359
Accrued expenses and other current liabilities [1]	282,691	217,081
Current portion of long-term obligations [1]	425,312	201,686
Total current liabilities	743,654	467,126

Long-term debt and finance lease obligations [1]	731,756	913,441
Deferred income taxes	10,785	13,146
Other liabilities [1]	170,717	368,229
Total liabilities	1,656,912	1,761,942
Commitments and contingencies (Note 13)
Shareholders’ equity:
Ordinary shares, €0.03 par value, authorized: 320,000,000 shares; issued and outstanding: 126,893,594 shares at September 29, 2019 and 125,555,751 shares at December 30, 2018	4,634	4,589
Additional paid-in capital	2,563,397	2,514,295
Accumulated other comprehensive loss	(39,796)	(8,083)
Accumulated deficit	(1,676,315)	(1,578,342)
Total shareholders’ equity	851,920	932,459
Total liabilities and shareholders’ equity	$2,508,832	$2,694,401

___________________________

[1]
At June 30, 2019, the closing price of our ordinary shares was greater than 130% of the 2021 Notes conversion price for 20 or more of the 30 consecutive trading days preceding the quarter-end; and, therefore, the holders of the 2021 Notes were able to convert the notes during the succeeding calendar quarterly period ending September 30, 2019. Due to the ability of the holders of the 2021 Notes to convert the notes through September 30, 2019, the carrying value of the 2021 Notes and the fair value of the 2021 Notes Conversion Derivative were classified as current liabilities, and the fair value of the 2021 Notes Hedges were classified as current assets as of September 29, 2019. There were no conversions through September 30, 2019, and the 2021 Notes are no longer convertible as of the close of business on September 30, 2019. The respective balances were classified as long-term as of December 30, 2018. See Note 6 and Note 10.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Wright Medical Group N.V. Condensed Consolidated Statements of Operations (In thousands, except per share data) (unaudited)

	Three months ended		Nine months ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Net sales	$212,434	$194,106	$672,295	$598,043
Cost of sales [1]	44,441	44,307	139,096	131,004
Gross profit	167,993	149,799	533,199	467,039
Operating expenses:
Selling, general and administrative [1]	152,780	139,223	458,198	417,297
Research and development [1]	18,045	13,829	53,773	42,393
Amortization of intangible assets	8,308	5,881	23,757	19,031
Total operating expenses	179,133	158,933	535,728	478,721
Operating loss	(11,140)	(9,134)	(2,529)	(11,682)
Interest expense, net	20,448	19,753	60,138	60,243
Other expense, net	1,317	3,902	12,381	75,649
Loss from continuing operations before income taxes	(32,905)	(32,789)	(75,048)	(147,574)
Provision (benefit) for income taxes	3,295	3,040	10,340	(1,217)
Net loss from continuing operations	(36,200)	(35,829)	(85,388)	(146,357)
(Loss) income from discontinued operations, net of tax	(7,589)	(6,696)	(12,814)	10,620
Net loss	$(43,789)	$(42,525)	$(98,202)	$(135,737)

Net loss from continuing operations per share - basic and diluted (Note 12):	$(0.29)	$(0.32)	$(0.68)	$(1.35)
Net (loss) income from discontinued operations per share - basic and diluted (Note 12):	$(0.06)	$(0.06)	$(0.10)	$0.10
Net loss per share - basic and diluted (Note 12):	$(0.35)	$(0.38)	$(0.78)	$(1.25)

Weighted-average number of ordinary shares outstanding - basic and diluted:	126,767	113,043	126,282	108,348
___________________________

[1]	These line items include the following amounts of non-cash, share-based compensation expense for the periods indicated:

	Three months ended		Nine months ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Cost of sales	$156	$141	$413	$452
Selling, general and administrative	7,284	6,537	21,106	16,496
Research and development	795	579	1,960	1,388

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wright Medical Group N.V.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(unaudited)

	Three months ended		Nine months ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Net loss	$(43,789)	$(42,525)	$(98,202)	$(135,737)

Other comprehensive loss:
Changes in foreign currency translation	(20,287)	(2,773)	(31,713)	(19,642)
Other comprehensive loss	(20,287)	(2,773)	(31,713)	(19,642)

Comprehensive loss	$(64,076)	$(45,298)	$(129,915)	$(155,379)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Wright Medical Group N.V. Condensed Consolidated Statements of Cash Flows (In thousands) (unaudited)

	Nine months ended
	September 29, 2019	September 30, 2018
Operating activities:
Net loss	$(98,202)	$(135,737)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	47,688	42,986
Share-based compensation expense	23,479	18,336
Amortization of intangible assets	23,757	19,031
Amortization of deferred financing costs and debt discount	40,577	40,641
Deferred income taxes	(1,857)	(2,976)
Provision for excess and obsolete inventory	10,144	17,358
Amortization of inventory step-up adjustment	1,057	—
Non-cash adjustment to derivative fair values	(885)	34,343
Net loss on exchange or extinguishment of debt	14,274	39,935
Non-cash asset impairment	5,597	—
Mark-to-market adjustment for CVRs (Note 6)	(420)	(3,084)
Other	(3,862)	617
Changes in assets and liabilities:
Accounts receivable	2,617	6,029
Inventories	(30,382)	(32,738)
Prepaid expenses and other current assets	(5,725)	34,847
Accounts payable	(12,059)	3,731
Accrued expenses and other liabilities	15,534	(23,905)
Metal-on-metal product liabilities (Note 13)	(13,053)	(71,963)
Net cash provided by (used in) operating activities	18,279	(12,549)
Investing activities:
Capital expenditures	(63,849)	(49,920)
Purchase of intangible assets	(6,887)	(2,288)
Acquisition of business	722	—
Other investing	3,766	(500)
Net cash used in investing activities	(66,248)	(52,708)
Financing activities:
Issuance of ordinary shares	15,621	10,975
Proceeds from equity offering	—	448,924
Payment of equity offering costs	—	(25,566)
Issuance of stock warrants	21,210	102,137
Payment of notes premium	—	(55,643)
Payment of notes hedge options	(30,144)	(141,278)
Repurchase of stock warrants	(11,026)	(23,972)
Payment of equity issuance costs	(350)	(1,870)
Proceeds from notes hedge options	16,849	34,553
Proceeds from exchangeable senior notes	—	675,000
Proceeds from other debt	4,704	23,434

Wright Medical Group N.V. Consolidated Statements of Cash Flows (Continued) (In thousands)

	Nine months ended
	September 29, 2019	September 30, 2018
Payments of debt	$(3,466)	$(34,067)
Redemption of convertible senior notes	—	(400,911)
Payment of financing costs	(2,978)	(14,092)
Payment of contingent consideration	—	(919)
Payments of finance lease obligations	(5,874)	(3,905)
Net cash provided by financing activities	4,546	592,800
Effect of exchange rates on cash and cash equivalents	(665)	(380)
Net (decrease) increase in cash and cash equivalents	(44,088)	527,163
Cash and cash equivalents, beginning of period	191,351	167,740
Cash and cash equivalents, end of period	$147,263	$694,903

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wright Medical Group N.V. Condensed Consolidated Statements of Changes in Shareholders’ Equity (In thousands, except share data) (unaudited)

	Three months ended September 29, 2019
	Ordinary shares		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total shareholders’ equity
	Number of shares	Amount
Balance at June 30, 2019	126,580,952	$4,623	$2,553,442	$(19,509)	$(1,632,526)	$906,030
2019 Activity:
Net loss	—	—	—	—	(43,789)	(43,789)
Foreign currency translation	—	—	—	(20,287)	—	(20,287)
Issuances of ordinary shares	71,097	2	1,605	—	—	1,607
Vesting of restricted stock units	241,545	9	(9)	—	—	—
Share-based compensation	—	—	8,359	—	—	8,359
Balance at September 29, 2019	126,893,594	$4,634	$2,563,397	$(39,796)	$(1,676,315)	$851,920

	Three months ended September 30, 2018
	Ordinary shares		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total shareholders’ equity
	Number of shares	Amount
Balance at July 1, 2018	106,443,280	$3,919	$2,060,949	$5,421	$(1,502,049)	$568,240
2018 Activity:
Net loss	—	—	—	—	(42,525)	(42,525)
Foreign currency translation	—	—	—	(2,773)	—	(2,773)
Issuances of ordinary shares	252,631	9	5,253	—	—	5,262
Shares issued in public offering (Note 12)	18,248,932	641	422,371	—	—	423,012
Vesting of restricted stock units	120,397	4	(4)	—	—	—
Share-based compensation	—	—	7,282	—	—	7,282
Balance at September 30, 2018	125,065,240	$4,573	$2,495,851	$2,648	$(1,544,574)	$958,498

	Nine months ended September 29, 2019
	Ordinary shares		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total shareholders’ equity
	Number of shares	Amount
Balance at December 30, 2018	125,555,751	$4,589	$2,514,295	$(8,083)	$(1,578,342)	$932,459
2019 Activity:
Net loss	—	—	—	—	(98,202)	(98,202)
Cumulative impact of lease accounting adoption	—	—	—	—	229	229
Foreign currency translation	—	—	—	(31,713)	—	(31,713)
Issuances of ordinary shares	754,682	25	15,596	—	—	15,621
Vesting of restricted stock units	583,161	20	(20)	—	—	—
Share-based compensation	—	—	23,692	—	—	23,692
Issuance of stock warrants, net of repurchases and equity issuance costs	—	—	9,834	—	—	9,834
Balance at September 29, 2019	126,893,594	$4,634	$2,563,397	$(39,796)	$(1,676,315)	$851,920

Wright Medical Group N.V. Condensed Consolidated Statements of Changes in Shareholders’ Equity (Continued) (In thousands, except share data) (unaudited)

	Nine months ended September 30, 2018
	Ordinary shares		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total shareholders’ equity
	Number of shares	Amount
Balance at December 31, 2017	105,807,424	$3,896	$1,971,347	$22,290	$(1,408,837)	$588,696
2018 Activity:
Net loss	—	—	—	—	(135,737)	(135,737)
Foreign currency translation	—	—	—	(19,642)	—	(19,642)
Issuances of ordinary shares	556,827	20	10,955	—	—	10,975
Shares issued in public offering (Note 12)	18,248,932	641	422,371	—	—	423,012
Vesting of restricted stock units	452,057	16	(16)	—	—	—
Share-based compensation	—	—	18,238	—	—	18,238
Issuance of stock warrants, net of repurchases and equity issuance costs	—	—	72,956	—	—	72,956
Balance at September 29, 2019	125,065,240	$4,573	$2,495,851	$2,648	$(1,544,574)	$958,498

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
During the fourth quarter of 2019, on November 4, 2019, we entered into a definitive agreement with Stryker and its subsidiary, Stryker B.V. Under the terms of the agreement, and upon the terms and subject to the conditions thereof, Stryker B.V. will commence a tender offer to purchase all of the outstanding ordinary shares of Wright for $30.75 per share, in cash (the Offer). The obligation of Stryker and Stryker B.V. to consummate the Offer is subject to the tender of a minimum number of our outstanding shares in the related tender offer, the adoption of certain resolutions relating to the transaction at an extraordinary general meeting of Wright’s shareholders, receipt of applicable regulatory approvals and other customary conditions. If these conditions are satisfied and the Offer closes, Stryker may acquire any remaining shares through a post-offer reorganization. See Note 15 to our condensed consolidated financial statements for additional information regarding the proposed acquisition by Stryker.
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
The condensed consolidated financial statements and accompanying notes present our consolidated results for each of the three and nine months ended September 29, 2019 and September 30, 2018. The three and nine months ended September 29, 2019 and September 30, 2018 each consisted of thirteen and thirty-nine weeks, respectively.
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

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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
We record revenues from sales to our stocking distributors at a point in time upon transfer of control of promised products to the distributor. Our stocking distributors, who sell the products to their customers, take control of the products and assume all risks of ownership upon transfer. Our stocking distributors are obligated to pay us within specified terms regardless of when, if ever, they sell the products. In general, our stocking distributors do not have any rights of return or exchange; however, in limited situations, we have repurchase agreements with certain stocking distributors. Those certain agreements require us to repurchase a specified percentage of the inventory purchased by the distributor within a specified period of time prior to the expiration of the contract. During those specified periods, we defer the applicable percentage of the sales. An insignificant amount of sales related to these types of agreements was deferred and not yet recognized as revenue as of September 29, 2019 and September 30, 2018.
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
Inventories. Our inventories are valued at the lower of cost or market on a FIFO basis. Inventory costs include material, labor costs, and manufacturing overhead. Historically, our excess and obsolete inventory reserve was based on both the current age of kit inventory as compared to its estimated life cycle and our forecasted product demand and production requirements for other inventory items for the next 36 months. During the quarter ended September 29, 2019, we changed our estimate of excess and obsolete inventory reserves to better reflect the future usage for inventory in excess of estimated three-year demand. The impact of this change in estimate was approximately $26 million. We will reduce our inventory reserve and recognize an offset to cost of sales as the related inventory is sold based on an estimated inventory turnover period of 2.5 years.
Total charges incurred to write down excess and obsolete inventory to net realizable value included in cost of sales were approximately $4.1 million and $6.3 million for the three months ended September 29, 2019 and September 30, 2018, respectively. Total charges incurred to write down excess and obsolete inventory to net realizable value included in cost of sales were approximately $10.1 million and $17.4 million for the nine months ended September 29, 2019 and September 30, 2018, respectively. During the nine months ended September 30, 2018, our excess and obsolete charges included product rationalization initiative adjustments of $3.6 million.
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
3. Acquisitions
Cartiva, Inc.
On October 10, 2018, we completed the acquisition of Cartiva, Inc. (Cartiva), an orthopaedic medical device company focused on treatment of osteoarthritis of the great toe. Under the terms of the agreement with Cartiva, we acquired 100% of the outstanding equity on a fully diluted basis of Cartiva for a total price of $435 million in cash, subject to certain adjustments which totaled $1.1 million, as set forth in the purchase agreement, $0.7 million of which was refunded in 2019. We funded the acquisition with the proceeds from a registered underwritten public offering of 18.2 million ordinary shares which had net proceeds of $423.0 million. This acquisition adds a differentiated premarket approval (PMA) approved technology for a high-volume foot and ankle procedure and further accelerates growth opportunities in our global extremities business. The results of operations of Cartiva are included in our condensed consolidated financial statements for all periods after completion of the acquisition.
The acquired business contributed net sales of $5.7 million and operating loss of $0.4 million to our condensed consolidated results of operations for the three months ended September 29, 2019, which included $0.4 million of inventory step-up amortization, $0.6 million of transition expenses, and $2.6 million of intangible asset amortization. The acquired business contributed net sales of $22.8 million and operating income of $4.8 million to our condensed consolidated results of operations for the nine months ended September 29, 2019, which included $1.1 million of inventory step-up amortization, $1.6 million of transition expenses, and $6.5 million of intangible asset amortization.
Purchase Consideration and Net Assets Acquired
The following presents the allocation of the purchase consideration to the assets acquired and liabilities assumed on October 10, 2018 (in thousands):

Cash and cash equivalents	$309
Accounts receivable	4,352
Inventories	2,686
Other current assets	486
Property, plant and equipment	1,446
Intangible assets	81,000
Total assets acquired	90,279
Current liabilities	(4,226)
Deferred income taxes	(3,622)
Total liabilities assumed	(7,848)
Net assets acquired	$82,431

Goodwill	351,445

Total purchase consideration	$433,876

The acquisition was recorded by allocating the costs of the net assets acquired based on their estimated fair values at the acquisition date. The fair values were based on management’s analysis, including work performed by third-party valuation specialists.

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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

(in thousands)	Three months ended		Nine months ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Net sales	$212,434	$201,916	$672,295	$622,763
Net loss from continuing operations	(35,847)	(36,742)	(84,331)	(148,696)

4. Discontinued Operations
For the three and nine months ended September 29, 2019, our loss from discontinued operations, net of tax, totaled $7.6 million and $12.8 million, respectively. For the three months ended September 30, 2018, our loss from discontinued operations, net of tax, totaled $6.7 million. For the nine months ended September 30, 2018, our income from discontinued operations, net of tax totaled $10.6 million. Cash used in discontinued operations totaled $36.8 million and $44.1 million for the nine months ended September 29, 2019 and September 30, 2018, respectively. Our operating results from discontinued operations and cash used in discontinued operations during 2019 and 2018 were attributable primarily to expenses, net of insurance recoveries, associated with legacy Wright’s former OrthoRecon business as described in Note 13.
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

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

All current and historical operating results for the OrthoRecon business are reflected within discontinued operations in the condensed consolidated financial statements. The following table summarizes the results of discontinued operations for the OrthoRecon business (in thousands):

	Three months ended		Nine months ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Net sales	$—	$—	$—	$—
Selling, general and administrative	7,589	8,553	12,814	(15,309)
(Loss) income from discontinued operations before income taxes	(7,589)	(8,553)	(12,814)	15,309
(Benefit) provision for income taxes	—	(2,188)	—	3,995
(Loss) income from discontinued operations, net of tax	$(7,589)	$(6,365)	$(12,814)	$11,314

Our (loss) income from discontinued operations for the nine months ended September 29, 2019 and September 30, 2018 was net of a $15.5 million insurance recovery recognized in 2019 and a $30.75 million insurance recovery recognized in 2018. See Note 13 for further discussion regarding our retained contingent liabilities associated with the OrthoRecon business.
We will incur continuing cash outflows associated with legal defense costs and the ultimate resolution of these contingent liabilities, net of insurance proceeds, until these liabilities are resolved.
5. Inventories
Inventories consist of the following (in thousands):

	September 29, 2019	December 30, 2018
Raw materials	$13,414	$9,612
Work-in-process	28,270	26,839
Finished goods	155,599	144,239
	$197,283	$180,690

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

As of September 29, 2019, we have convertible notes outstanding that are due in 2020, 2021, and 2023. See Note 10 of the condensed consolidated financial statements for additional information about the convertible notes. These notes are cash settled upon conversion for the principal amount of the notes plus a conversion premium (valued at the amount our ordinary share price exceeds the respective conversion price of the notes). The conversion premium is a conversion derivative feature that requires bifurcation from the notes in accordance with ASC Topic 815 and is accounted for as a derivative liability (Notes Conversion Derivative).

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

At the time of issuance of the notes, we entered into hedges with certain option counterparties to reduce our exposure to potential cash payments required for these conversion premiums (Notes Hedges). Upon conversion of the notes, the option counterparties would settle these hedges with us in cash, valued in the same manner as the conversion premiums. The Notes Hedges are accounted for as a derivative asset in accordance with ASC Topic 815. In connection with certain events, including in connection with the Offer as further described in Note 10 and Note 15, our option counterparties have the discretion to make certain adjustments to the Note Hedges, which may reduce the effectiveness of the Note Hedges.
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
The following table summarizes the fair values and the presentation in our condensed consolidated balance sheets (in thousands) of our Notes Hedges and our Notes Conversion Derivatives:

	September 29, 2019		December 30, 2018
	Location on condensed consolidated balance sheet	Amount	Location on condensed consolidated balance sheet	Amount
2023 Notes Hedges	Other assets	$83,329	Other assets	$115,923
2023 Notes Conversion Derivative	Other liabilities	$82,833	Other liabilities	$116,833
2021 Notes Hedges	Other current assets	$93,198	Other assets	$188,301
2021 Notes Conversion Derivative	Accrued expenses and other current liabilities	$91,833	Other liabilities	$187,539
2020 Notes Hedges	Other current assets	$340	Other current assets	$17,822
2020 Notes Conversion Derivative	Accrued expenses and other current liabilities	$331	Accrued expenses and other current liabilities	$17,386

At June 30, 2019, the closing price of our ordinary shares was greater than 130% of the 2021 Notes conversion price for 20 or more of the 30 consecutive trading days preceding the quarter-end; and, therefore, the holders of the 2021 Notes were able to convert the notes during the succeeding calendar quarterly period ending September 30, 2019. See Note 10. Due to the ability of the holders of the 2021 Notes to convert the notes through September 30, 2019, the carrying value of the 2021 Notes and the fair value of the 2021 Notes Conversion Derivative were classified as current liabilities, and the fair value of the 2021 Notes Hedges were classified as current assets as of September 29, 2019. There were no conversions through September 30, 2019, and the 2021 Notes are no longer convertible as of the close of business on September 30, 2019. The respective balances were classified as long-term as of December 30, 2018.
As described in Note 10, due to the ability of the holders of the 2020 Notes to convert their notes within the next year, the carrying value of the 2020 Notes and the fair value of the 2020 Notes Conversion Derivatives were classified as current liabilities and the fair value of the 2020 Notes Hedges was classified as current assets as of September 29, 2019 and December 30, 2018.
Neither the Notes Conversion Derivatives nor the Notes Hedges qualify for hedge accounting; thus, any changes in the fair value of the derivatives are recognized immediately in our condensed consolidated statements of operations. The following table summarizes the net (loss) gain on changes in fair value (in thousands) related to the Notes Hedges and Notes Conversion Derivatives:

	Three months ended		Nine months ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
2023 Notes Hedges	$(81,171)	$25,880	$(62,738)	$9,575
2023 Notes Conversion Derivative	81,194	(25,244)	62,875	(26,482)
2021 Notes Hedges	(119,666)	46,591	(95,103)	95,856
2021 Notes Conversion Derivative	118,923	(45,715)	95,706	(95,208)
2020 Notes Hedges	(5,675)	3,317	(633)	16,847
2020 Warrants Derivative	—	3,586	—	3,336
2020 Notes Conversion Derivative	5,468	(8,186)	778	(38,268)
Net (loss) gain on changes in fair value	$(927)	$229	$885	$(34,344)

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

In addition to the above net (loss) gain on changes in fair value, we also recognized a $28.9 million loss on the 2023 Notes Conversion Derivative and a $16.3 million gain on the 2020 Notes Conversion Derivative during the quarter ended March 31, 2019 as part of the additional 2023 Notes exchange as described in Note 10.
The Notes Hedges and the Notes Conversion Derivative are measured at fair value using Level 3 inputs. These instruments are not actively traded and are valued using an option pricing model that uses observable and unobservable market data for inputs.
To determine the fair value of the embedded conversion option in the 2020, 2021, and 2023 Notes Conversion Derivatives, a trinomial lattice model was used. A trinomial stock price lattice generates three possible outcomes of stock price - one up, one down, and one stable. This lattice generates a distribution of stock prices at the maturity date and throughout the life of the 2020, 2021, and 2023 Notes. Using this stock price lattice, a convertible note lattice was created where the value of the embedded conversion option was estimated by comparing the value produced in a convertible note lattice with the option to convert against the value without the ability to convert. In each case, the convertible note lattice first calculates the possible convertible note values at the maturity date, using the distribution of stock prices, which equals the maximum of (x) the remaining bond cash flows and (y) stock price times the conversion price. The values of the 2020, 2021, and 2023 Notes Conversion Derivatives at the valuation date were estimated using the values at the maturity date and moving back in time on the lattices (both for the lattice with the conversion option and without the conversion option). Specifically, at each node, if the 2020, 2021, or 2023 Notes are eligible for early conversion, the value at this node is the maximum of (i) converting to stock, which is the stock price times the conversion price, and (ii) holding onto the 2020, 2021, and 2023 Notes, which is the discounted and probability-weighted value from the three possible outcomes at the future nodes plus any accrued but unpaid coupons that are not considered at the future nodes. If the 2020, 2021, or 2023 Notes are not eligible for early conversion, the value of the conversion option at this node equals to (ii). In the lattice, a credit adjustment was applied to the discount for each cash flow in the model as the embedded conversion option, as well as the coupon and notional payments, is settled with cash instead of shares.
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
The following assumptions were used in the fair market valuations as of September 29, 2019:

	2020 Notes Conversion Derivative	2020 Notes Hedge	2021 Notes Conversion Derivative	2021 Notes Hedge	2023 Notes Conversion Derivative	2023 Notes Hedge
Black Stock Volatility (1)	39.53%	39.53%	42.89%	42.89%	40.05%	40.05%
Credit Spread for Wright (2)	3.88%	N/A	3.54%	N/A	4.60%	N/A
Credit Spread for Deutsche Bank AG (3)	N/A	0.37%	N/A	N/A	N/A	0.74%
Credit Spread for Wells Fargo Securities, LLC (3)	N/A	0.15%	N/A	N/A	N/A	N/A
Credit Spread for JPMorgan Chase Bank (3)	N/A	0.15%	N/A	0.25%	N/A	0.38%
Credit Spread for Bank of America (3)	N/A	N/A	N/A	0.29%	N/A	0.42%

(1)	Volatility selected based on historical and implied volatility of ordinary shares of Wright Medical Group N.V.

(2)	Credit spread implied from traded price.

(3)	Credit spread of each bank is estimated using CDS curves. Source: Bloomberg.
Derivatives not Designated as Hedging Instruments
As a result of the acquired business of IMASCAP in 2017, we have recorded the estimated fair value of future contingent consideration of approximately €19.2 million, or approximately $21.0 million, related to the achievement of certain technical milestones and sales earnouts as of September 29, 2019. The estimated fair value of contingent consideration related to technical milestones totaled $14.1 million and $12.7 million as of September 29, 2019 and December 30, 2018, respectively, and is contingent upon the development and approval of a next generation reverse shoulder implant system and new software modules. The estimated fair value of contingent consideration related to sales earnouts totaled $6.9 million and $6.5 million as of September 29, 2019 and

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

December 30, 2018, respectively, and is contingent upon the sale of certain guides and the next generation reverse shoulder implant system.
The fair values of the sales earn out contingent consideration as of September 29, 2019 and December 30, 2018 were determined using a discounted cash flow model and probability adjusted estimates of the future earnings and are classified in Level 3. The discount rate is 12% for the sales earnout contingent consideration.
The contingent consideration from the IMASCAP acquisition related to technical milestones is based on meeting certain developmental milestones for new software modules and for the FDA and CE approval for the next generation reverse shoulder implant system. The fair value of this contingent consideration as of September 29, 2019 and December 30, 2018 was determined using probability adjusted estimates of the future payments and is classified in Level 3. The discount rate is approximately 6% for the contingent consideration related to technical milestones. A change in the discount rate would have limited impact on our profits or the fair value of this contingent consideration.
On March 1, 2013, as part of our acquisition of BioMimetic Therapeutics, Inc. (BioMimetic), we issued Contingent Value Rights (CVRs) as part of the merger consideration. Each CVR entitled its holder to receive additional cash payments of up to $6.50 per share, which were payable upon receipt of FDA approval of AUGMENT® Bone Graft and upon achieving certain revenue milestones. On September 1, 2015, AUGMENT® Bone Graft received FDA approval and the first of the milestone payments associated with the CVRs was paid out at $3.50 per share, which totaled $98.1 million. The CVR agreement also provided for a revenue milestone payment equal to $1.50 per share, or $42 million, to be paid if, prior to March 1, 2019, sales of AUGMENT® Bone Graft reached $40 million over 12 consecutive months. Sales for AUGMENT® Bone Graft reached $40 million for the 12 months ended October 28, 2018, and this milestone payment was paid during the fourth quarter of 2018. The CVR agreement also provided for a second revenue milestone equal to $1.50 per share, or $42 million, if, prior to March 1, 2019, sales of AUGMENT® Bone Graft reach $70 million over 12 consecutive months. This milestone was not met before the termination of the CVRs. There were no CVRs outstanding as of September 29, 2019, as the agreement terminated on March 1, 2019. The fair value of the CVRs outstanding at December 30, 2018 was $0.4 million and was determined using the closing price of the security in the active market (Level 1), and is reflected within “Accrued expenses and other current liabilities” on our condensed consolidated balance sheet. For the three months ended September 30, 2018, the change in the fair value of the CVRs resulted in expense of $3.4 million. For the nine months ended September 29, 2019 and September 30, 2018, the change in the fair value of the CVRs resulted in a gain of $0.4 million and $3.1 million, respectively.
The carrying value of cash and cash equivalents, accounts receivable, and accounts payable approximates the fair value of these financial instruments at September 29, 2019 and December 30, 2018 due to their short maturities and variable rates.
The following tables summarize the valuation of our financial instruments (in thousands):

	Total	Quoted prices in active markets (Level 1)	Prices with other observable inputs (Level 2)	Prices with unobservable inputs (Level 3)
September 29, 2019
Assets
Cash and cash equivalents	$147,263	$147,263	$—	$—
2020 Notes Hedges	340	—	—	340
2021 Notes Hedges	93,198	—	—	93,198
2023 Notes Hedges	83,329	—	—	83,329
Total	$324,130	$147,263	$—	$176,867

Liabilities
2020 Notes Conversion Derivative	$331	$—	$—	$331
2021 Notes Conversion Derivative	91,833	—	—	91,833
2023 Notes Conversion Derivative	82,833	—	—	82,833
Contingent consideration	21,017	—	—	21,017
Total	$196,014	$—	$—	$196,014

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Total	Quoted prices in active markets (Level 1)	Prices with other observable inputs (Level 2)	Prices with unobservable inputs (Level 3)
December 30, 2018
Assets
Cash and cash equivalents	$191,351	$191,351	$—	$—
2020 Notes Hedges	17,822	—	—	17,822
2021 Notes Hedges	188,301	—	—	188,301
2023 Notes Hedges	115,923	—	—	115,923
Total	$513,397	$191,351	$—	$322,046

Liabilities
2020 Notes Conversion Derivative	$17,386	$—	$—	$17,386
2021 Notes Conversion Derivative	187,539	—	—	187,539
2023 Notes Conversion Derivative	116,833	—	—	116,833
Contingent consideration	19,248	—	—	19,248
Contingent consideration (CVRs)	420	420	—	—
Total	$341,426	$420	$—	$341,006
The following is a roll forward of our assets and liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) (in thousands):

	Balance at December 30, 2018	Additions	Transfers into Level 3	Gain/(loss) on fair value adjustments included in earnings	Gain/(loss) on issuance/settlement included in earnings	Settlements	Currency	Balance at September 29, 2019
2020 Notes Hedges	$17,822	—	—	(633)	—	(16,849)	—	$340
2020 Notes Conversion Derivative	$(17,386)	—	—	778	16,277	—	—	$(331)
2021 Notes Hedges	$188,301	—	—	(95,103)	—	—	—	$93,198
2021 Notes Conversion Derivative	$(187,539)	—	—	95,706	—	—	—	$(91,833)
2023 Notes Hedges	$115,923	30,144	—	(62,738)	—	—	—	$83,329
2023 Notes Conversion Derivative	$(116,833)	—	—	62,875	(28,875)	—	—	$(82,833)
Contingent consideration	$(19,248)	—	—	(2,946)	—	—	1,177	$(21,017)

7. Property, Plant and Equipment
Property, plant and equipment, net consists of the following (in thousands):

	September 29, 2019	December 30, 2018
Property, plant and equipment, at cost	$603,967	$534,366
Less: Accumulated depreciation	(370,473)	(309,437)
	$233,494	$224,929

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

8. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill occurring during the nine months ended September 29, 2019 and September 30, 2018 are as follows (in thousands):

	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Total
Balance at December 30, 2018	$569,970	$627,850	$71,134	$1,268,954
Foreign currency translation	—	(3,261)	(11,389)	(14,650)
Balance at September 29, 2019	$569,970	$624,589	$59,745	$1,254,304

Balance at December 31, 2017	$218,525	$630,650	$84,487	$933,662
Goodwill adjustment associated with IMASCAP acquisition	—	(917)	—	(917)
Foreign currency translation	—	(1,111)	(10,258)	(11,369)
Balance at September 30, 2018	$218,525	$628,622	$74,229	$921,376

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
The components of our identifiable intangible assets, net, are as follows (in thousands):

	September 29, 2019		December 30, 2018
	Cost	Accumulated amortization	Cost	Accumulated amortization
Indefinite life intangibles:
In-process research and development (IPRD) technology	$6,986	$—	$6,262	$—
Total indefinite life intangibles	6,986		6,262

Finite life intangibles:
Completed technology	170,332	66,989	174,596	55,114
Licenses	9,247	2,555	6,547	1,851
Customer relationships	179,901	38,389	179,605	30,935
Trademarks	13,834	11,633	14,048	11,564
Non-compete agreements	5,609	3,320	3,252	2,514
Other	742	742	764	764
Total finite life intangibles	379,665	$123,628	378,812	$102,742

Total intangibles	386,651		385,074
Less: Accumulated amortization	(123,628)		(102,742)
Intangible assets, net	$263,023		$282,332

Based on the total finite life intangible assets held at September 29, 2019, we expect amortization expense of approximately $32 million in 2019, $31 million in 2020, $30 million in 2021, $29 million in 2022, and $29 million in 2023.

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

9. Leases
We lease various manufacturing, warehousing and distribution facilities, administrative and sales offices as well as equipment under operating leases. We evaluate our contracts to identify leases, which are generally deemed to exist if there is an identified asset over which we have the right to direct its use and from which we obtain substantially all of the economic benefit from its use. Certain of our lease agreements contain rent escalation clauses, rent holidays, and other lease concessions. We recognize our minimum rental expense on a straight-line basis over the term of the lease beginning with the date of initial control of the asset. With the adoption of ASC 842, we recognized all operating leases with terms greater than twelve months in duration on our condensed consolidated balance sheet as of December 31, 2018 as right-of-use assets and lease liabilities which totaled approximately $25 million. Additionally, we recorded a cumulative adjustment of $0.2 million to our accumulated deficit upon adoption. We adopted the standard using the prospective approach and did not retrospectively apply it to prior periods.
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

Our net ROU assets under operating leases are included within Other Assets on our condensed consolidated balance sheet and include the following (in thousands):

September 29, 2019
Buildings	$18,056
Machinery and equipment	1,884
Furniture, fixtures and office equipment	899
$20,839

At September 29, 2019, the present value of the future minimum lease payments under operating lease obligations are included within Accrued expenses and other current liabilities and Other liabilities as follows (in thousands):

2019	$2,132
2020	7,129
2021	5,368
2022	3,652
2023	2,061
Thereafter	5,223
Total minimum payments	25,565
Less amount representing interest	(4,080)
Present value of minimum lease payments	21,485
Current portion	(6,773)
Long-term portion	$14,712

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Prior to the adoption of ASC 842, operating leases were expensed ratably over the lease period and were not reflected within our balance sheet as of December 30, 2018. Future minimum payments, by year and in the aggregate, under non-cancelable operating leases with initial or remaining lease terms of one year or more, were reported in our Annual Report on Form 10-K for the year ended December 30, 2018 as follows (in thousands), and included a total of $7.8 million for future lease payments to our 51%-owned subsidiary:

2019	$9,606
2020	7,498
2021	6,019
2022	4,433
2023	2,678
Thereafter	10,998
Total minimum payments	$41,232

The components of property, plant and equipment recorded under finance leases consist of the following (in thousands):

	September 29, 2019	December 30, 2018
Buildings	$12,017	$12,017
Machinery and equipment	30,886	24,331
Furniture, fixtures and office equipment	653	559
	43,556	36,907
Less: Accumulated depreciation	(15,836)	(11,906)
	$27,720	$25,001

Future minimum lease payments under finance lease obligations, together with the present value of the net minimum lease payments, are as follows (in thousands):

	September 29, 2019	December 30, 2018
2019	$2,229	$7,369
2020	7,755	6,106
2021	6,057	4,545
2022	5,103	3,553
2023	3,297	2,430
Thereafter	4,922	4,682
Total minimum payments	29,363	28,685
Less amount representing interest	(2,794)	(3,146)
Present value of minimum lease payments	26,569	25,539
Current portion	(7,245)	(6,384)
Long-term portion	$19,324	$19,155

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Amounts recorded within our condensed consolidated statement of operations for the three and nine months ended September 29, 2019 related to leased assets are as follows (in thousands):

	Three months ended	Nine months ended
	September 29, 2019	September 29, 2019

Lease cost
Finance lease cost:
Depreciation	$1,487	$4,390
Interest on lease liabilities	268	857
Operating lease cost	2,115	7,540
Short-term lease cost	—	100
Variable lease cost	106	320
Total lease cost	$3,976	$13,207

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$268	$857
Operating cash flows from operating leases	$1,950	$7,046
Financing cash flows from finance leases	$1,970	$5,874
Weighted-average remaining lease term - finance leases	4.70
Weighted-average remaining lease term - operating leases	4.89
Weighted-average discount rate - finance leases	4.65%
Weighted-average discount rate - operating leases	7.06%

10. Debt and Finance Lease Obligations
Debt and finance lease obligations consist of the following (in thousands):

	Maturity by Fiscal Year	September 29, 2019	December 30, 2018
Finance lease obligations	2019-2026	$26,569	$25,539
Convertible Notes
1.625% Notes	2023	689,060	548,076
2.25% Notes [1]	2021	338,584	321,286
2.0% Notes [2]	2020	55,096	173,533
Term loan facility	2021	19,214	18,979
Asset-based line of credit	2021	20,845	17,761
Other debt	2019-2024	7,700	9,953
		1,157,068	1,115,127
Less: Current portion [1,2]		(425,312)	(201,686)
Long-term debt and finance lease obligations		$731,756	$913,441

_______________________

[1]
As of June 30, 2019, the sale price condition (as defined below) for the 2021 Notes was satisfied and, therefore, the 2021 Notes were convertible at any time during the succeeding calendar quarterly period ended September 30, 2019. As a result, the carrying value of the 2021 Notes was classified as a current liability as of September 29, 2019. There were no conversions through September 30, 2019, and the 2021 Notes are no longer convertible as of the close of business on September 30, 2019.

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

[2]
The holders of the 2020 Notes may convert their notes at any time on or after August 15, 2019. Due to the ability of the holders of the 2020 Notes to convert their notes within the next year, the carrying value of the 2020 Notes was classified as a current liability as of September 29, 2019 and December 30, 2018.

Convertible Notes
The components of our Convertible Notes were as follows (in thousands):

	September 29, 2019	December 30, 2018
Principal amount of 2023 Notes	$814,556	$675,000
Unamortized debt discount	(113,992)	(114,554)
Unamortized debt issuance costs	(11,504)	(12,370)
Net carrying amount of 2023 Notes	$689,060	$548,076

Principal amount of 2021 Notes	$395,000	$395,000
Unamortized debt discount	(53,100)	(69,382)
Unamortized debt issuance costs	(3,316)	(4,332)
Net carrying amount of 2021 Notes	$338,584	$321,286

Principal amount of 2020 Notes	$56,455	$186,589
Unamortized debt discount	(1,212)	(11,642)
Unamortized debt issuance costs	(147)	(1,414)
Net carrying amount of 2020 Notes	$55,096	$173,533

The 2021 Notes were issued by us and the 2020 Notes and the 2023 Notes were issued by Wright Medical Group, Inc. (WMG) and are fully and unconditionally guaranteed by Wright Medical Group N.V.
The holders of the Convertible Notes may convert their notes solely into cash at their option at any time prior to the Early Conversion date (as defined below) only under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter), if the last reported sale price of our ordinary shares for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day (the sale price condition); (2) during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our ordinary shares and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events, including in connection with the Offer as further described below and within Note 15. The Certain terms of conversion are set forth below:

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
During the fourth quarter of 2019, on November 4, 2019, we entered into a definitive agreement with Stryker and its subsidiary, Stryker B.V. Under the terms of the agreement, and upon the terms and subject to the conditions thereof, Stryker B.V. will commence a tender offer to purchase all of the outstanding ordinary shares of Wright for $30.75 per share, in cash. The obligation of Stryker and Stryker B.V. to consummate the Offer is subject to the tender of a minimum number of our outstanding shares in the related tender offer, the adoption of certain resolutions relating to the transaction at an extraordinary general meeting of Wright’s shareholders, receipt of applicable regulatory approvals and other customary conditions. If these conditions are satisfied and the Offer closes, Stryker may acquire any remaining shares through a post-offer reorganization. Wright expects that a fundamental change and a make-whole fundamental change will occur at the time Stryker B.V. accepts for purchase and pays for all shares validly tendered pursuant to the Offer. Wright also expects that the Offer will trigger certain conversion rights under each of the Notes Indentures prior to the closing of the proposed acquisition by Stryker.
As described above, the 2021 Notes were convertible as of September 29, 2019. There were no conversions through September 30, 2019, and the 2021 Notes are no longer convertible as of the close of business on September 30, 2019.
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
The estimated fair value of the 2020, 2021 and 2023 Notes was approximately $56.4 million, $463.6 million, and $779.0 million, respectively, at September 29, 2019, based on a quoted price in an active market (Level 1).
The Notes Conversion Derivatives require bifurcation from the Convertible Notes in accordance with ASC Topic 815, Derivatives and Hedging, and are accounted for as a derivative liability. See Note 6 for additional information regarding the Notes Conversion Derivative.
In connection with the issuance of each series of Convertible Notes, we and WMG entered in cash-settled convertible note hedge transactions with certain option counterparties (the Note Hedges), which are generally intended to reduce exposure to potential cash payments that we or WMG, as applicable, would be required to make if holders elect to convert the Convertible Notes at a time when our ordinary share price exceeds the conversion price. We also entered into warrant transactions (the Warrants) in connection with the issuance of each series of Convertible Notes in which we sold warrants that are initially exercisable in the same number of shares as are issuable upon conversion of the applicable series of Convertible Notes at the initial conversion rate. The strike price of the Note Hedge for each series of Convertible Notes is equal to the conversion price of the applicable series of Convertible Notes and the exercise prices for the Warrants issued with the 2020, 2021 and 2023 Notes are $38.80, $30.00, and $40.86, respectively. The strike prices of the Notes Hedges and exercise prices of the Warrants are subject to adjustment upon the occurrence of certain events including in connection with the Offer as further described above and within Note 15. See Note 6 for additional information regarding the Notes Hedges.
However, in connection with certain events, including, among others, (i) a merger or other make-whole fundamental change, including in connection with the Offer as further described above and within Note 15; (ii) certain hedging disruption events, which may include changes in tax laws, an increase in the cost of borrowing our ordinary shares in the market or other material increases in the cost to the option counterparties of hedging the Note Hedges; (iii) our failure to perform certain obligations under the Notes Indenture or under the Notes Hedges; (iv) certain defaults on our, or any of our other subsidiary’s indebtedness in excess of $25 million; (v) if we, or any of our significant subsidiaries become insolvent or otherwise become subject to bankruptcy proceedings or (vi) if we repurchase Convertible Notes in the open market, through a tender or exchange offer or in individually negotiated transactions, the option counterparties have the discretion to terminate the Notes Hedges, which may reduce the effectiveness of the Notes Hedges. In addition, the option counterparties have broad discretion to make certain adjustments to the Notes Hedges and Warrants upon the occurrence of certain other events, including, among others, (i) upon the announcement of certain significant corporate events, including events that may give rise to a termination event as described above, such as the announcement of a third-party tender offer, including in connection with the Offer as further described above and within Note 15; or (ii) solely with respect to the Notes Hedges, any adjustment to the conversion rate of the Notes. Any such adjustment may also reduce the effectiveness of the Note Hedges and further the dilutive effect of the Warrants.

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
The Warrants are expected to be net-share settled and exercisable over a certain trading period after the Convertible Notes mature. If the market value per ordinary share exceeds the strike price on any settlement date under the applicable Warrant, we will generally be obligated to issue to the Warrant holders in the aggregate, a number of shares equal in value to the amount by which the then-current market value of one ordinary share exceeds the then-effective strike price of each Warrant, multiplied by the number of Warrants exercised. As a result, the Warrants will have a dilutive effect on our ordinary shares to the extent that the market value per ordinary share during such period exceeds the applicable strike price of the Warrants.
As of September 29, 2019, we had warrants outstanding related to the 2020 Notes, 2021 Notes and 2023 Notes which were exercisable for 1.9 million ordinary shares, 18.5 million ordinary shares, and 24.4 million ordinary shares, respectively.
As of September 29, 2019, our effective interest rates for the 2020, 2021, and 2023 Notes were 8.54%, 9.72%, and 5.76%, respectively. For the three and nine months ended September 29, 2019 and September 30, 2018, we recorded the following interest expense related to the amortization of the debt discount (in thousands):

	Three months ended		Nine months ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
2023 Notes	$5,983	$4,892	$17,443	$5,106
2021 Notes	5,559	5,046	16,282	14,800
2020 Notes	787	2,388	3,002	16,727

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
On January 30, 2019 and January 31, 2019, we entered into additional Note Hedge and Warrant transactions with the same strike and exercise prices as set forth above for the 2023 Notes. We paid approximately $30.1 million in the aggregate to the option counterparties for the additional Note Hedge, and received approximately $21.2 million in the aggregate from the option counterparties for the Warrants, resulting in a net cost to us of approximately $8.9 million. In addition, we settled a pro rata share of the 2020 Notes Hedges corresponding to the amount of the 2020 Notes exchanged pursuant to the above-described exchange. We received proceeds of approximately $16.8 million related to the 2020 Notes Hedges and paid $11.0 million related to the 2020 Warrants, generating net proceeds of $5.8 million.
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
For more information relating to our Convertible Notes, please refer to our Annual Report on Form 10-K for the year ended December 30, 2018.
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
As of September 29, 2019 and December 30, 2018, we had $20.8 million and $17.8 million respectively, in borrowings outstanding under the ABL Facility. We have reflected this debt as a current liability on our condensed consolidated balance sheet as of September 29, 2019 and December 30, 2018, as required by US GAAP due to the weekly lockbox repayment/re-borrowing arrangement underlying the agreement, as well as the ability for the lenders to accelerate the repayment of the debt under certain circumstances as described below. As of September 29, 2019 and December 30, 2018, we had $1.6 million and $1.7 million of unamortized debt issuance costs related to the ABL Facility, respectively. These amounts are included within “Other assets” on our condensed consolidated balance sheets and will be amortized over the five-year term of the ABL Facility as described below.
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

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Any voluntary or mandatory permanent reduction or termination of the revolving commitments under the ABL Facility is subject to a prepayment premium equal to 0.75% of such reduced or terminated amount.
As of September 29, 2019 and December 30, 2018, we had $20.0 million outstanding under the Term Loan Facility. The interest rate applicable to borrowings under the Term Loan Facility is equal to one-month LIBOR plus 7.85%, subject to a 1.00% LIBOR floor. Amortization payments under the Term Loan Facility are due in equal monthly installments beginning on May 1, 2019 unless we meet certain adjusted EBITDA targets; in which case, the amortization payments would not commence until May 1, 2021. To date we have met these targets. In addition to paying interest on the outstanding loans under the Term Loan Facility, the Borrowers are also required to pay certain other customary fees related to Agent’s administration of the Term Loan Facility.
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
As a result of the Term Loan Facility, we recognized deferred financing charges of approximately $1.2 million, which will be amortized over the three-year term using the effective interest method. As of September 29, 2019 and December 30, 2018, we had unamortized deferred financing charges of approximately $0.8 million and $1.0 million, respectively.
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
Borrowings under our ABL Credit Agreement, including our ABL Facility and Term Loan Facility, bear interest at variable rates. The interest rate margin applicable to borrowings under the ABL Facility is, at the option of the Borrowers, equal to either (a) 3.25% for base rate loans or (b) 4.25% for LIBOR rate loans, subject to a 0.75% LIBOR floor. The interest rate applicable to borrowings under the Term Loan Facility is equal to one-month LIBOR plus 7.85%, subject to a 1.00% LIBOR floor. As of September 29, 2019, we had $20.8 million of borrowings under our ABL Facility and $20.0 million principal outstanding under our Term Loan Facility. Based upon this debt level, and the LIBOR floor on our interest rate, a 100 basis point increase in the annual interest rate on such borrowings would have an immaterial impact on our interest expense on an annual basis.
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
For the three and nine months ended September 29, 2019 and September 30, 2018, OCI was comprised solely of foreign currency translation adjustments.

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Changes in AOCI for the three and nine months ended September 29, 2019 and September 30, 2018 were as follows (in thousands):

Three months ended September 29, 2019
Currency translation adjustment
Balance at June 30, 2019	$(19,509)
Other comprehensive loss	(20,287)
Balance at September 29, 2019	$(39,796)

Three months ended September 30, 2018
Currency translation adjustment
Balance at July 1, 2018	$5,421
Other comprehensive loss	(2,773)
Balance at September 30, 2018	$2,648

Nine months ended September 29, 2019
Currency translation adjustment
Balance at December 30, 2018	$(8,083)
Other comprehensive loss	(31,713)
Balance at September 29, 2019	$(39,796)

Nine months ended September 30, 2018
Currency translation adjustment
Balance at December 31, 2017	$22,290
Other comprehensive loss	(19,642)
Balance at September 30, 2018	$2,648

12. Capital Stock and Earnings Per Share
Our articles of association provide an authorized capital of €9.6 million divided into 320 million ordinary shares, each with a par value of three Euro cents (€0.03). At our 2019 annual general meeting of shareholders, our shareholders authorized our board of directors until June 28, 2021 to issue, or grant rights to purchase or subscribe for, our unissued ordinary shares up to 20% of our issued and outstanding shares at the time of issue, which is further divided into 10% for general corporate purposes (including potential mergers and acquisitions) and an additional 10% only for potential mergers and acquisitions. We had 126.9 million and 125.6 million ordinary shares issued and outstanding as of September 29, 2019 and December 30, 2018, respectively.
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
FASB ASC Topic 260, Earnings Per Share, requires the presentation of basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted-average number of ordinary shares outstanding during the period. Diluted earnings per share is calculated to include any dilutive effect of our ordinary share equivalents. For the three and nine months ended September 29, 2019 and September 30, 2018, our ordinary share equivalents consisted of stock options, restricted stock units, performance share units, and warrants. The dilutive effect of the stock options, restricted stock units, performance share units, and warrants is calculated using the treasury-stock method.
We had outstanding options to purchase 10.6 million ordinary shares, 1.2 million restricted stock units, and 0.4 million performance stock units, assuming target performance, at September 29, 2019 and outstanding options to purchase 10.4 million ordinary shares, 1.3 million restricted stock units, and 0.2 million performance stock units, assuming target performance, at September 30, 2018.

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

We had outstanding net-share settled warrants on the 2020 Notes of 1.9 million and 6.2 million ordinary shares at September 29, 2019 and September 30, 2018, respectively. We also had net-share settled warrants on the 2021 Notes of 18.5 million ordinary shares at September 29, 2019 and September 30, 2018. Finally, we had net-share settled warrants on the 2023 Notes of 24.4 million and 20.2 million ordinary shares at September 29, 2019 and September 30, 2018, respectively.
None of the options, restricted stock units, performance share units, or warrants were included in the calculation of diluted net loss from continuing operations per share, diluted (loss) income from discontinued operations per share, and diluted net loss per share for the three and nine months ended September 29, 2019 or September 30, 2018, because we recorded a net loss from continuing operations for all periods. Including these instruments would be anti-dilutive as the net loss from continuing operations is the control number in determining whether those potential common shares are dilutive or anti-dilutive.
The weighted-average number of ordinary shares outstanding for basic and diluted earnings per share purposes is as follows (in thousands):

	Three months ended		Nine months ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Weighted-average number of ordinary shares outstanding-basic and diluted	126,767	113,043	126,282	108,348

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
Product Liability
We have received claims for personal injury against us associated with fractures of the PROFEMUR® titanium modular neck product (PROFEMUR® Claims). As of September 29, 2019, there were approximately 23 unresolved pending U.S. lawsuits and approximately 53 unresolved pending non-U.S. lawsuits alleging such claims (44 of which are part of a single consolidated class action lawsuit in Canada). The overall fracture rate for the product is low and the fractures appear, at least in part, to relate to

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

patient demographics. In 2009, we began offering a cobalt-chrome version of the PROFEMUR® modular neck, which has greater strength characteristics than the alternative titanium version. However, during the fiscal quarter ended September 30, 2011, as a result of an increase in the number and monetary amount of these claims, management estimated our liability to patients in the United States and Canada who have previously required a revision following a fracture of a PROFEMUR® titanium modular neck, or who may require a revision in the future. As of September 29, 2019, our accrual for PROFEMUR® Claims totaled $13.8 million, of which $9.3 million is included in our consolidated balance sheet within “Accrued expenses and other current liabilities” and $4.5 million is included within “Other liabilities.” As of December 30, 2018, our accrual for PROFEMUR® Claims totaled $17.5 million, of which $12.3 million is included in our consolidated balance sheet within “Accrued expenses and other current liabilities” and $5.2 million is included within “Other liabilities.” We expect to pay the majority of these claims within the next two years. Any claims associated with this product outside of the United States and Canada, or for any other products, will be managed as part of our standard product liability accrual methodology on a case-by-case basis.
We are aware that MicroPort has recalled a certain size of its cobalt chrome modular neck product as a result of alleged fractures. As of September 29, 2019, there were thirteen pending U.S. lawsuits and five pending non-U.S. lawsuits against us alleging personal injury resulting from the fracture of a cobalt chrome modular neck. These claims will be managed as part of our standard product liability accrual methodology on a case-by-case basis.
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
Excluding claims resolved in the MoM Settlement Agreements, as of September 29, 2019, there were approximately 195 unresolved metal-on-metal hip cases pending in the U.S. This number includes cases ineligible for settlement under the MoM Settlement Agreements, cases which opted out of such settlements, post-settlement cases, tolled cases, and existing state court cases that were not part of the MDL or JCCP. As of September 29, 2019, we estimate there also were pending approximately 36 unresolved non-U.S. metal-on metal hip cases, 48 unresolved U.S. modular neck cases alleging claims related to the release of metal ions, and zero non-U.S. modular neck cases with metal ion allegations. We also estimate that as of September 29, 2019, there were approximately 525 non-revision claims either dismissed or awaiting dismissal from the MDL and JCCP, which dismissal is a condition of the MoM Settlement Agreements. Although there is a limited time period during which dismissed non-revision claims may be refiled, it is presently unclear how many non-revision claimants will elect to do so. As of September 29, 2019, no dismissed non-revision cases have been refiled.
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
As previously disclosed, between November 2016 and October 2017, WMT entered into three MoM Settlement Agreements with Court-appointed attorneys representing plaintiffs in the MDL and JCCP to settle a total of 1,974 cases that met the eligibility requirements of the MoM Settlement Agreements and were either pending in the MDL or JCCP, or subject to court-approved tolling agreements in the MDL or JCCP, for an aggregate sum of $339.2 million. As of September 29, 2019, we had funded $307.0 million under the MoM Settlement Agreements. We, the indirect parent company of WMT, have guaranteed WMT’s obligations under the MoM Settlement Agreements.
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
As of September 29, 2019, our accrual for metal-on-metal claims totaled $61.4 million, of which $33.3 million is included in our consolidated balance sheet within “Accrued expenses and other current liabilities” and $28.1 million is included within “Other liabilities.” As of December 30, 2018, our accrual for metal-on-metal claims totaled $74.5 million, of which $51.9 million is included in our consolidated balance sheet within “Accrued expenses and other current liabilities” and $22.6 million is included within “Other liabilities.” Our accrual is based on (i) case by case accruals for specific cases where facts and circumstances warrant, and (ii) the implied settlement values for eligible claims under the MoM Settlement Agreements. We are unable to reasonably estimate the high-end of a possible range of loss for claims which elected to opt-out of the MoM Settlement Agreements. Claims we can confirm would meet the eligibility criteria set forth in the MoM Settlement Agreements but are excluded from the settlements due to the maximum settlement cap, or because they are cases not part of the MDL or JCCP, have been accrued as of the respective settlement rates. Due to the general uncertainties surrounding all metal-on metal claims as noted above, as well as insufficient information about individual claims, we are presently unable to reasonably estimate a range of loss for future claims; hence we have not accrued for these claims at the present time.
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

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

As previously disclosed, on July 23, 2019, we reached an agreement in principle with Lexington to settle all presently remaining disputes between us, pursuant to which, among other things, Lexington agreed to buy back the subject insurance policies for an aggregate of $15.5 million (in addition to $5 million previously paid by Lexington). On October 7, 2019, we entered into the definitive agreement with Lexington, which requires Lexington to pay the $15.5 million by November 21, 2019. This settlement is in full satisfaction of all potential liability of Lexington relating to metal-on-metal hip claims, including but not limited to all claims asserted by our subsidiary WMT against Lexington in the above described insurance coverage arbitration and litigation. We have recorded a $15.5 million receivable as a result of this settlement within “Other Current Assets” as of September 29, 2019.
As of September 29, 2019, and excluding the $15.5 million to be paid under our above described settlement agreement with Lexington, our insurance carriers have paid an aggregate of $104.9 million of insurance proceeds related to the metal-on-metal claims, including amounts received under the above referenced settlement agreements, of which $98.2 million has been paid directly to us and $6.7 million has been paid directly to claimants. Except as provided in such settlement agreements, our acceptance of the insurance proceeds was not a waiver of any other claim we may have against the insurance carriers unrelated to metal-on-metal coverage and our disputes with carriers relating thereto.
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
Management measures segment profitability using an internal operating performance measure that excludes the impact of transaction and transition costs associated with acquisitions, as such items are not considered representative of segment results. We have determined that each reportable segment represents a reporting unit and, in accordance with ASC 350, each reporting unit requires an allocation of goodwill.

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Selected financial information related to our segments is presented below for the three months ended September 29, 2019 and September 30, 2018 (in thousands):

	Three months ended September 29, 2019
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Corporate [1]	Total
Net sales from external customers	$83,940	$78,292	$50,202	$—	$212,434
Depreciation expense	2,694	3,165	3,441	6,715	16,015
Amortization expense	—	—	—	8,308	8,308
Segment operating income (loss)	$18,335	$27,450	$(1,639)	$(48,742)	$(4,596)
Other:
Inventory step-up amortization					353
Transition costs					594
Non-cash asset impairment					5,597
Operating loss					(11,140)
Interest expense, net					20,448
Other expense, net					1,317
Loss before income taxes					$(32,905)

	Three months ended September 30, 2018
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Corporate [1]	Total
Net sales from external customers	$79,296	$66,269	$48,541	$—	$194,106
Depreciation expense	2,474	2,836	3,366	5,928	14,604
Amortization expense	—	—	—	5,881	5,881
Segment operating income (loss)	$20,487	$21,192	$(278)	$(48,583)	$(7,182)
Other:
Transition costs					1,952
Operating loss					(9,134)
Interest expense, net					19,753
Other expense, net					3,902
Loss before income taxes					$(32,789)

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Selected financial information related to our segments is presented below for the nine months ended September 29, 2019 and September 30, 2018 (in thousands):

	Nine months ended September 29, 2019
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Corporate [1]	Total
Net sales from external customers	$269,960	$242,585	$159,750	$—	$672,295
Depreciation expense	7,915	9,490	11,174	19,109	47,688
Amortization expense	—	—	—	23,757	23,757
Segment operating income (loss)	$70,285	$87,682	$(2,820)	$(149,407)	$5,740
Other:
Inventory step-up amortization					1,057
Transition costs					1,615
Non-cash asset impairment					5,597
Operating loss					(2,529)
Interest expense, net					60,138
Other expense, net					12,381
Loss before income taxes					$(75,048)

	Nine months ended September 30, 2018
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Corporate [1]	Total
Net sales from external customers	$235,595	$206,338	$156,110	$—	$598,043
Depreciation expense	7,729	8,350	9,604	17,303	42,986
Amortization expense	—	—	—	19,031	19,031
Segment operating income (loss)	$62,211	$69,864	$(1,526)	$(138,044)	$(7,495)
Other:
Transition costs					4,187
Operating loss					(11,682)
Interest expense, net					60,243
Other expense, net					75,649
Loss before income taxes					$(147,574)
__________________________

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

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Net sales by geographic region by product line are as follows (in thousands):

	Three months ended		Nine months ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
United States
Lower extremities	$61,733	$57,602	$199,873	$173,889
Upper extremities	77,160	65,334	239,033	203,163
Biologics	21,292	20,654	67,520	59,053
Sports med & other	2,047	1,975	6,119	5,828
Total United States	$162,232	$145,565	$512,545	$441,933

EMEAC
Lower extremities	$9,826	$9,527	$34,195	$33,761
Upper extremities	19,541	18,985	66,956	64,935
Biologics	1,866	1,828	6,030	6,244
Sports med & other	2,109	2,591	7,248	8,182
Total EMEAC	$33,342	$32,931	$114,429	$113,122

Other
Lower extremities	$4,955	$3,974	$13,120	$10,747
Upper extremities	7,654	6,696	20,858	19,477
Biologics	4,046	4,721	10,751	12,144
Sports med & other	205	219	592	620
Total other	$16,860	$15,610	$45,321	$42,988

Total net sales	$212,434	$194,106	$672,295	$598,043

Assets in the U.S. Upper Extremities, U.S. Lower Extremities & Biologics, and International Extremities & Biologics segments are those assets used exclusively in the operations of each business segment or allocated when used jointly. Assets in the Corporate category are principally cash and cash equivalents, derivative assets, property, plant and equipment associated with our corporate headquarters, assets associated with discontinued operations, product liability insurance receivables, and assets associated with income taxes. Total assets by business segment as of September 29, 2019 and December 30, 2018 are as follows (in thousands):

	September 29, 2019
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Corporate	Total
Total assets	$951,654	$921,729	$265,837	$369,612	$2,508,832

	December 30, 2018
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Corporate	Total
Total assets	$940,075	$923,036	$272,127	$559,163	$2,694,401

15. Subsequent Event
During the fourth quarter of 2019, on November 4, 2019, we entered into a definitive agreement with Stryker and its subsidiary, Stryker B.V. Under the terms of the agreement, and upon the terms and subject to the conditions thereof, Stryker B.V. will commence a tender offer to purchase all of the outstanding ordinary shares of Wright for $30.75 per share, in cash. The obligation of Stryker and Stryker B.V. to consummate the Offer is subject to the tender of a minimum number of our outstanding shares in the related tender offer, the adoption of certain resolutions relating to the transaction at an extraordinary general meeting of Wright’s shareholders, receipt of applicable regulatory approvals and other customary conditions. If these conditions are satisfied and the Offer closes, Stryker may acquire any remaining shares through a post-offer reorganization. The acquisition is expected to close in the second half of 2020.
If the agreement is terminated under specified circumstances, Wright may be required to pay Stryker a termination fee of $150 million.
See “Part II – Other Information – Item 1A Risk Factors” for a discussion of the risk factors related to the proposed acquisition of Wright by Stryker.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition for the three and nine months ended September 29, 2019. This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements, our Annual Report on Form 10-K for the year ended December 30, 2018, which includes additional information about our critical accounting policies and practices and risk factors, and “Special Note Regarding Forward-Looking Statements.”
Proposed Acquisition by Stryker
During the fourth quarter of 2019, on November 4, 2019, we entered into a definitive agreement with Stryker and its subsidiary, Stryker B.V. Under the terms of the agreement, and upon the terms and subject to the conditions thereof, Stryker B.V. will commence a tender offer to purchase all of the outstanding ordinary shares of Wright for $30.75 per share, in cash. See Note 15 to our condensed consolidated financial statements for additional information regarding the proposed acquisition by Stryker.
Background
On January 9, 2014, legacy Wright completed the sale of its former hip and knee (OrthoRecon) business to MicroPort Scientific Corporation (MicroPort). All current and historical operating results for the OrthoRecon business are reflected within discontinued operations in the condensed consolidated financial statements for all periods presented, unless otherwise noted.
Other than the discontinued operations of the OrthoRecon business, unless otherwise stated, all discussion of assets and liabilities in the notes to the condensed consolidated financial statements and in this section, reflects the assets and liabilities held and used in our continuing operations, and all discussion of revenues and expenses reflects those associated with our continuing operations.
On August 24, 2018, we entered into a definitive agreement to acquire 100% of the outstanding equity on a fully diluted basis of Cartiva, Inc. (Cartiva), an orthopaedic medical device company focused on treatment of osteoarthritis of the great toe, for a total price of $435 million in cash, subject to certain adjustments as set forth in the agreement. On October 10, 2018, we completed the acquisition, which added a differentiated PMA approved technology for a high-volume foot and ankle procedure and further accelerated growth opportunities in our global extremities business. We funded the acquisition with the proceeds from a registered underwritten public offering of 18.2 million ordinary shares which had net proceeds of $423.0 million.
References in this section to “we,” “our” and “us” refer to Wright Medical Group N.V. and its subsidiaries after the Wright/Tornier merger and Wright Medical Group, Inc. and its subsidiaries before the merger. Our fiscal year-end is generally determined on a 52-week basis and runs from the first Monday after the last Sunday of December of a year and ends on the last Sunday of December of the following year. Every few years, it is necessary to add an extra week to the year making it a 53-week period. The three and nine months ended September 29, 2019 and September 30, 2018 each consisted of thirteen and thirty-nine weeks, respectively.
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
Our principal upper extremities products include the AEQUALIS ASCEND® FLEX™ convertible shoulder system and SIMPLICITI® total shoulder replacement system, AEQUALIS® PERFORM™ Reversed Glenoid system, and the AEQUALIS® REVERSED II™ reversed shoulder system. SIMPLICITI® is the first minimally invasive, canal sparing total shoulder available in the United States. We believe SIMPLICITI® allows us to expand the market to include younger patients that historically have deferred these procedures. Our BLUEPRINT™ 3D Planning Software can be used with our products to assist surgeons in accurately positioning the glenoid and humeral implants and replicating the pre-operative surgical plan. Other principal upper extremities products include the EVOLVE® radial head prosthesis for elbow fractures, the EVOLVE® Elbow Plating system, and the RAYHACK® osteotomy system. FDA 510(k) clearance of the AEQUALIS® FLEX REVIVE™ revision shoulder system was received in the third quarter of 2018. AEQUALIS® FLEX REVIVE™ was launched to limited users early in the first quarter of 2019 and was fully launched at the end of the second quarter of 2019.
Our principal lower extremities products include the INBONE®, INFINITY®, and INVISION™ Total Ankle Replacement systems, all of which can be used with our PROPHECY® Preoperative Navigation Guides, which combine computer imaging with a patient’s CT scan, and are designed to provide alignment accuracy while reducing surgical steps. As a result of our October 2018 acquisition of Cartiva, our lower extremities product portfolio now includes Cartiva’s Synthetic Cartilage Implant (SCI), the only PMA approved product for treatment of first Metatarsal Phalangeal (MTP) joint osteoarthritis. Our lower extremities products also include the Salvation external fixation system for the treatment of Charcot diabetic foot, the CLAW® II Polyaxial Compression Plating system, the ORTHOLOC™ 3Di Reconstruction Plating system, the PhaLinx® system used for hammertoe indications, PRO-TOE® VO Hammertoe system, the DARCO® family of locked plating systems, the VALOR® ankle fusion nail system, and the Swanson line of toe joint replacement products. The PROstep™ Minimally Invasive Surgery system for foot and ankle was launched to limited users in the third quarter of 2017, and was fully launched early in the third quarter of 2018. We also launched a number of line extensions to the SALVATION™ limb salvage portfolio in 2018. We expect continued demand for these new products.
Our biologic products use both biological tissue-based and synthetic materials to allow the body to regenerate damaged or diseased bone and to repair damaged or diseased soft tissue. Our principal biologic products include AUGMENT® Bone Graft and AUGMENT® Injectable. AUGMENT® is based on recombinant human platelet-derived growth factor (rhPDGF-BB), a synthetic copy of one of the body’s principal healing agents. Other principal biologics products include the GRAFTJACKET® and GRAFTJACKET NOWTM lines of soft tissue repair and containment membranes, the ACTISHIELD™ and VIAFLOW™ products which are derived from amniotic and placental tissues, the ALLOMATRIX® line of injectable tissue-based bone graft substitutes, the PRO-DENSE® Injectable Graft, the OSTEOSET® synthetic bone graft substitute, and the PRO-STIM® Injectable Inductive Graft. Additionally, we introduced BIOSKIN® Amniotic Wound Matrix in the third quarter of 2019 to address chronic wounds treated by surgical podiatrists.
Supplemental Non-GAAP Pro Forma Information. Due to the significance of the Cartiva business that is not included in our results of operations for the three and nine months ended September 30, 2018 and to supplement our condensed consolidated financial statements prepared in accordance with US GAAP, we use certain non-GAAP financial measures, including organic and combined pro forma net sales. Our non-GAAP financial measures are not in accordance with, or an alternative for, GAAP measures and may be different from non-GAAP financial measures used by other companies. In addition, our non-GAAP financial measures are not based on any comprehensive or standard set of accounting rules or principles. Accordingly, the calculation of our non-GAAP financial measures may differ from the definitions of other companies using the same or similar names limiting, to some extent, the usefulness of such measures for comparison purposes. We believe that non-GAAP financial measures have limitations in that they do not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP and that these measures should only be used to evaluate our results of operations in conjunction with the corresponding GAAP measures. See tables below for a reconciliation of our non-GAAP organic and combined pro forma net sales for the three and nine months ended September 29, 2019 and September 30, 2018 to our net sales for such periods as calculated in accordance with US GAAP.
The “Results of Operations” discussion that appears below has been presented utilizing a combination of historical unaudited and, where relevant, non-GAAP organic and combined pro forma unaudited information to include the effects on our condensed consolidated financial statements of our acquisition of Cartiva, as if the Cartiva acquisition had been completed as of January 1, 2018, the beginning of Wright’s fiscal year 2018. The organic net sales reflect net sales by the legacy Wright business, which do not include net sales of products obtained through the Cartiva acquisition. The pro forma net sales have been adjusted to reflect the effect on our combined net sales of incremental revenues that would have been recognized had Cartiva been acquired on January 1, 2018. The Cartiva acquisition only affected the U.S. and international lower extremities product lines net sales. The non-GAAP organic and combined pro forma net sales have been developed based on available information and upon assumptions that our management believes are reasonable in order to reflect, on a pro forma basis, the impact of the Cartiva acquisition.
The non-GAAP organic and pro forma financial data is not necessarily indicative of results of operations that would have occurred had the Cartiva acquisition been consummated at the beginning of the period presented or which might be attained in the future.
Financial Highlights. Net sales increased 9.4% totaling $212.4 million in the third quarter of 2019, compared to $194.1 million in the third quarter of 2018, driven primarily by 11.4% growth in our U.S. net sales.
Our U.S. net sales increased $16.7 million, or 11.4%, in the third quarter of 2019 as compared to the third quarter of 2018. The ongoing launch of our FLEX REVIVE™ revision shoulder system and continued success of the combination of our BLUEPRINT™ enabling technology, PERFORM™ Reversed Glenoid system and SIMPLICITI® shoulder system contributed to non-GAAP, legacy Wright U.S. organic growth of 8.2%. The impact to our U.S. net sales from Cartiva products was approximately $4.8 million. Our combined non-GAAP pro forma growth was 6.2% due to a reduction in Cartiva sales as the U.S. Cartiva business was transitioned to our direct U.S. lower extremities sales force during the third quarter of 2019.
Our international net sales increased $1.7 million, or 3.4%, in the third quarter of 2019 as compared to the third quarter of 2018, driven by growth in direct market sales in our international upper extremities business and incremental Cartiva revenue of approximately $0.9 million in our international lower extremities business. This increase was partially offset by a $1.8 million unfavorable impact from foreign currency exchange rates.
In the third quarter of 2019, our net loss from continuing operations was approximately flat and totaled $36.2 million compared to a net loss from continuing operations of $35.8 million for the third quarter of 2018.
Opportunities and Challenges. During the fourth quarter of 2019, on November 4, 2019, we entered into a definitive agreement with Stryker and its subsidiary, Stryker B.V. pursuant to which, and upon the terms and subject to the conditions thereof, Stryker B.V. will commence a tender offer to purchase all of the outstanding ordinary shares of Wright for $30.75 per share, in cash. See Note 15 within our condensed consolidated financial statements for additional information regarding the proposed acquisition by Stryker.
We intend to continue to focus on leveraging the global strengths of our product brands as a pure-play extremities and biologics business. Additionally, we believe the highly complementary nature of our businesses gives us significant diversity and scale across a range of geographies and product categories. We were delighted to add Cartiva’s SCI, the first and only PMA product for the treatment of great toe osteoarthritis, to our market-leading lower extremities portfolio in October 2018. Supported by compelling clinical performance and backed by Level I clinical evidence, we believe Cartiva is well positioned for future growth as it addresses large markets with significant unmet needs and strong patient demand. As of August 1, 2019, the U.S. Cartiva business was transitioned to our direct U.S. lower extremities sales force, which we believe is making progress in maintaining most of the business previously performed by Cartiva’s former distributors while still growing Cartiva’s existing business. We expect it will continue to take time for the full benefits of the transition to be evident in our sales results.
Further, we believe our December 2017 acquisition of IMASCAP, a leader in the development of software-based solutions for preoperative planning of shoulder replacement surgery, ensures exclusive access to breakthrough software enabling technology and patents, including BLUEPRINT™, to further differentiate our product portfolio and to further accelerate growth opportunities in our global extremities business. BLUEPRINT™ is proving to be integral to our ability to convert competitive surgeons, and we believe that impact will increase as we execute our plans to make the system easier to use and release additional enhancements. As of September 29, 2019, approximately 40% of our U.S. shoulder customers were using BLUEPRINT™.
We believe we have significant opportunity to increase sales with the recent and anticipated launch of new products, including our PERFORM™ Reversed Glenoid system, FLEX REVIVE™ revision shoulder system, our PROstep™ Minimally Invasive Surgery system, AUGMENT® Injectable, and through driving BLUEPRINT™ adoption and by focusing on implementing initiatives to help us better compete at ambulatory surgery centers.
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
Results of Operations
Comparison of the three months ended September 29, 2019 to the three months ended September 30, 2018
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

	Three months ended
	September 29, 2019		September 30, 2018
	Amount	% of net sales	Amount	% of net sales
Net sales	$212,434	100.0%	$194,106	100.0%
Cost of sales [1]	44,441	20.9%	44,307	22.8%
Gross profit	167,993	79.1%	149,799	77.2%
Operating expenses:
Selling, general and administrative [1]	152,780	71.9%	139,223	71.7%
Research and development [1]	18,045	8.5%	13,829	7.1%
Amortization of intangible assets	8,308	3.9%	5,881	3.0%
Total operating expenses	179,133	84.3%	158,933	81.9%
Operating loss	(11,140)	(5.2)%	(9,134)	(4.7)%
Interest expense, net	20,448	9.6%	19,753	10.2%
Other expense, net	1,317	0.6%	3,902	2.0%
Loss from continuing operations before income taxes	(32,905)	(15.5)%	(32,789)	(16.9)%
Provision for income taxes	3,295	1.6%	3,040	1.6%
Net loss from continuing operations	$(36,200)	(17.0)%	$(35,829)	(18.5)%
Loss from discontinued operations, net of tax	(7,589)		(6,696)
Net loss	$(43,789)		$(42,525)
__________________________

[1]	These line items include the following amounts of non-cash, share-based compensation expense for the periods indicated:

	Three months ended
	September 29, 2019	% of net sales	September 30, 2018	% of net sales
Cost of sales	$156	0.1%	$141	0.1%
Selling, general and administrative	7,284	3.4%	6,537	3.4%
Research and development	795	0.4%	579	0.3%

The following tables set forth our net sales by product line for the U.S. and International for the periods indicated (in thousands) and the percentage of year-over-year change:

	Three months ended
	September 29, 2019	September 30, 2018	% change
U.S.
Lower extremities	$61,733	$57,602	7.2%
Upper extremities	77,160	65,334	18.1%
Biologics	21,292	20,654	3.1%
Sports med & other	2,047	1,975	3.6%
Total U.S.	162,232	145,565	11.4%

International
Lower extremities	$14,781	$13,501	9.5%
Upper extremities	27,195	25,681	5.9%
Biologics	5,912	6,549	(9.7)%
Sports med & other	2,314	2,810	(17.7)%
Total International	50,202	48,541	3.4%

Total net sales	$212,434	$194,106	9.4%
The following table reconciles our non-GAAP organic and combined pro forma net sales by product line for the three months ended September 29, 2019 and September 30, 2018 (in thousands):

	Three months ended September 29, 2019
	Legacy Wright (organic)	Standalone Cartiva	Wright Medical Group N.V.
U.S.
Lower extremities	$56,977	$4,756	$61,733
Upper extremities	77,160	—	77,160
Biologics	21,292	—	21,292
Sports med & other	2,047	—	2,047
Total U.S.	$157,476	$4,756	$162,232

International
Lower extremities	$13,849	$932	$14,781
Upper extremities	27,195	—	27,195
Biologics	5,912	—	5,912
Sports med & other	2,314	—	2,314
Total International	$49,270	$932	$50,202

Global
Lower extremities	$70,826	$5,688	$76,514
Upper extremities	104,355	—	104,355
Biologics	27,204	—	27,204
Sports med & other	4,361	—	4,361
Total net sales	$206,746	$5,688	$212,434

	Three months ended September 30, 2018
	Standalone Wright Medical Group N.V.	Standalone Cartiva	Non-GAAP combined pro forma
U.S.
Lower extremities	$57,602	$7,211	$64,813
Upper extremities	65,334	—	65,334
Biologics	20,654	—	20,654
Sports med & other	1,975	—	1,975
Total U.S.	$145,565	$7,211	$152,776

International
Lower extremities	$13,501	$599	$14,100
Upper extremities	25,681	—	25,681
Biologics	6,549	—	6,549
Sports med & other	2,810	—	2,810
Total International	$48,541	$599	$49,140

Global
Lower extremities	$71,103	$7,810	$78,913
Upper extremities	91,015	—	91,015
Biologics	27,203	—	27,203
Sports med & other	4,785	—	4,785
Total net sales	$194,106	$7,810	$201,916

	Three months ended September 29, 2019
	Non-GAAP organic and combined pro forma net sales growth/(decline)
	Legacy Wright (organic)	Standalone Cartiva	Non-GAAP combined pro forma
U.S.
Lower extremities	(1.1)%	N/A	(4.8)%
Upper extremities	18.1%	N/A	18.1%
Biologics	3.1%	N/A	3.1%
Sports med & other	3.6%	N/A	3.6%
Total U.S.	8.2%	N/A	6.2%

International
Lower extremities	2.6%	N/A	4.8%
Upper extremities	5.9%	N/A	5.9%
Biologics	(9.7)%	N/A	(9.7)%
Sports med & other	(17.7)%	N/A	(17.7)%
Total International	1.5%	N/A	2.2%

Global
Lower extremities	(0.4)%	N/A	(3.0)%
Upper extremities	14.7%	N/A	14.7%
Biologics	0.0%	N/A	0.0%
Sports med & other	(8.9)%	N/A	(8.9)%
Total net sales	6.5%	N/A	5.2%

Net sales
U.S. Sales. U.S. net sales totaled $162.2 million in the third quarter of 2019, an 11.4% increase from $145.6 million in the third quarter of 2018, primarily due to continued growth in our U.S. upper extremities business. Additionally, we had $4.8 million of net sales from Cartiva. We had non-GAAP organic growth of 8.2% along with non-GAAP combined pro forma growth of 6.2%.
U.S. sales represented approximately 76.4% of total net sales in the third quarter of 2019, compared to 75.0% of total net sales in the third quarter of 2018.
Our U.S. lower extremities net sales increased to $61.7 million in the third quarter of 2019 compared to $57.6 million in the third quarter of 2018, representing growth of 7.2%. This growth was primarily driven by Cartiva net sales of approximately $4.8 million. Our non-GAAP organic net sales of U.S. lower extremities decreased 1.1% which was in line with our expectations. We believe our U.S. lower extremities business made good progress in bringing the U.S. lower extremities sales force back to full strength in the third quarter, filling our open territories with experienced foot and ankle reps. We expect it will continue to take some time for the full benefits of these actions to be evident in our sales results.
Our U.S. upper extremities net sales increased to $77.2 million in the third quarter of 2019 from $65.3 million in the third quarter of 2018, representing growth of 18.1%. This growth was driven by the ongoing launch of our FLEX REVIVE™ revision shoulder system and continued success of the combination of our BLUEPRINT™ enabling technology, PERFORM™ Reversed Glenoid system and SIMPLICITI® shoulder system.
Our U.S. biologics net sales increased to $21.3 million in the third quarter of 2019 from $20.7 million in the third quarter of 2018, representing growth of 3.1%. This increase was driven by net sales volume growth in our core biologics products and AUGMENT® Injectable.
International Sales. Net sales in our international regions totaled $50.2 million in the third quarter of 2019 compared to $48.5 million in the third quarter of 2018. This 3.4% increase was primarily due to our international upper extremities business and incremental Cartiva net sales in our international lower extremities business. This increase was partially offset by a $1.8 million unfavorable impact from foreign currency exchange rates (a 4 percentage point unfavorable impact to international sales growth rate).
Our international lower extremities net sales increased 9.5% to $14.8 million in the third quarter of 2019 from $13.5 million in the third quarter of 2018. Sales increased primarily due to $0.9 million in Cartiva net sales. Non-GAAP organic international lower extremities sales increased 2.6%, mostly driven by increased sales volumes to stocking distributors. These increases were partially offset by a $0.5 million unfavorable impact from foreign currency exchange rates (a 4 percentage point unfavorable impact to international lower extremities sales growth rate).
Our international upper extremities net sales increased 5.9% to $27.2 million in the third quarter of 2019 from $25.7 million in the third quarter of 2018. Sales increased by a combined 10.1% in our direct markets. These increases were partially offset by a $1.0 million unfavorable impact from foreign currency exchange rates (a 4 percentage point unfavorable impact to international upper extremities sales growth rate).
Our international biologics net sales decreased 9.7% to $5.9 million in the third quarter of 2019 from $6.5 million in the third quarter of 2018, due to timing of sales to stocking distributors and a $0.1 million unfavorable impact from foreign currency exchange rates (a 2 percentage point unfavorable impact to international biologics sales growth rate).
Cost of sales
Our cost of sales totaled $44.4 million, or 20.9% of net sales, in the third quarter of 2019, compared to $44.3 million, or 22.8% of net sales, in the third quarter of 2018. Our 2019 cost of sales included a $2.6 million reduction as a result of our change in accounting estimate of reserves for excess and obsolete inventory, as such inventory was sold (see Note 2 to the condensed consolidated financial statements). Additionally, cost of sales as a percentage of net sales further decreased as a percentage of sales due to lower levels of provisions for excess and obsolete inventory, favorable manufacturing expenses, and increased gross margins from Cartiva net sales, partially offset by inventory step-up amortization.
Selling, general and administrative
Our selling, general and administrative expenses totaled $152.8 million, or 71.9% of net sales, in the third quarter of 2019, compared to $139.2 million, or 71.7% of net sales, in the third quarter of 2018. Selling, general and administrative expenses as a percentage of net sales remained flat, due to leveraging certain general and administrative expenses over increased sales which were offset by a non-cash asset impairment associated with the technology transfer of $5.6 million.
Research and development
Our research and development expense totaled $18.0 million, or 8.5% of net sales, in the third quarter of 2019 compared to $13.8 million, or 7.1% of net sales, in the third quarter of 2018. Research and development costs increased 1 percentage point primarily due to investments in our new product pipeline. Our research and development expenses are estimated to range from 7% to 8% as a percentage of net sales in 2019.
Amortization of intangible assets
Charges associated with amortization of intangible assets totaled $8.3 million in the third quarter of 2019, compared to $5.9 million in the third quarter of 2018. Based on intangible assets held at September 29, 2019, we expect amortization expense to be between $29 million and $32 million per year for the years 2019 through 2023.
Interest expense, net
Interest expense, net, totaled $20.4 million in the third quarter of 2019 and $19.8 million in the third quarter of 2018. Our interest expense in the third quarter of 2019 related primarily to non-cash interest expense associated with the amortization of the discount on the 2023 Notes, 2021 Notes and 2020 Notes of $6.0 million, $5.6 million, and $0.7 million, respectively; amortization of deferred financing charges on our borrowings totaling $1.3 million; and cash interest expense totaling $7.3 million primarily associated with the 2023 Notes, 2021 Notes, 2020 Notes and borrowings under our ABL Facility and the Term Loan Facility, partially offset by interest income of $0.5 million.
Our interest expense in the third quarter of 2018 related primarily to non-cash interest expense associated with the amortization of the discount on the 2023 Notes, 2021 Notes and 2020 Notes of $4.9 million, $5.0 million and $2.4 million, respectively: amortization of deferred financing charges on the 2023 Notes, 2021 Notes, 2020 Notes, and our ABL Facility totaling $1.3 million; and cash interest expense totaling $7.6 million primarily associated with the coupon on the 2023 Notes, 2021 Notes and 2020 Notes and borrowings under our ABL Facility and Term Loan Facility. Our interest expense was partially offset by interest income of $1.5 million as a result of the investment of the net proceeds from the 2023 Notes issued in the second quarter of 2018.
Other expense, net
Other expense, net, totaled $1.3 million in the third quarter of 2019, compared to $3.9 million of other expense, net, in the third quarter of 2018. In the third quarter of 2019, other expense, net, consisted primarily of a $0.9 million loss related to mark-to-market adjustments on derivative assets and liabilities, a $0.9 million loss related to fair value adjustments to contingent consideration and non-cash foreign currency translation income of $0.7 million. During the third quarter of 2018, other expense, net, primarily consisted of an unrealized loss of $3.4 million for the mark-to-market adjustment on CVRs issued in connection with the BioMimetic acquisition.
Provision for income taxes
We recorded a tax provision from continuing operations of $3.3 million in the third quarter of 2019, compared to a tax provision from continuing operations of $3.0 million in the third quarter of 2018. Our tax provision during the third quarter of 2019 includes a $2.6 million tax provision due to a change in tax rates on income from deferred intercompany transactions and tax provision on net earnings in jurisdictions where we do not have a valuation allowance offset by a tax benefit for foreign currency losses. We are unable to recognize a tax benefit in jurisdictions where we are incurring losses (primarily the U.S.) due to the valuation allowance on our net deferred assets, except to the extent to which we recognize a gain in discontinued operations. During the third quarter of 2018, we recognized an income tax provision in continuing operations for foreign currency gains, the result of net earnings in jurisdictions where we do not have a valuation allowance and an income tax provision that resulted from a corresponding income tax benefit within discontinued operations. During 2018, the third quarter’s loss within discontinued operations partially offset year to date earnings in discontinued operations which generated the income tax benefit in discontinued operations.
Loss from discontinued operations, net of tax
Loss from discontinued operations, net of tax, consists primarily of the costs associated with legal defense, income/loss associated with product liability insurance recoveries/denials, and changes to any contingent liabilities associated with the OrthoRecon business that was sold to MicroPort.
Our loss from discontinued operations for the quarter ended September 29, 2019 and September 30, 2018 was $7.6 million and $6.7 million, respectively. See Note 4 and Note 13 to our condensed consolidated financial statements for further discussion regarding our discontinued operations and our retained contingent liabilities associated with the OrthoRecon business.

Comparison of the nine months ended September 29, 2019 to the nine months ended September 30, 2018
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

	Nine months ended
	September 29, 2019		September 30, 2018
	Amount	% of net sales	Amount	% of net sales
Net sales	$672,295	100.0%	$598,043	100.0%
Cost of sales [1]	139,096	20.7%	131,004	21.9%
Gross profit	533,199	79.3%	467,039	78.1%
Operating expenses:
Selling, general and administrative [1]	458,198	68.2%	417,297	69.8%
Research and development [1]	53,773	8.0%	42,393	7.1%
Amortization of intangible assets	23,757	3.5%	19,031	3.2%
Total operating expenses	535,728	79.7%	478,721	80.0%
Operating loss	(2,529)	(0.4)%	(11,682)	(2.0)%
Interest expense, net	60,138	8.9%	60,243	10.1%
Other expense, net	12,381	1.8%	75,649	12.6%
Loss from continuing operations before income taxes	(75,048)	(11.2)%	(147,574)	(24.7)%
Provision (benefit) for income taxes	10,340	1.5%	(1,217)	(0.2)%
Net loss from continuing operations	$(85,388)	(12.7)%	$(146,357)	(24.5)%
(Loss) income from discontinued operations, net of tax	(12,814)		10,620
Net loss	$(98,202)		$(135,737)
__________________________

[1]	These line items include the following amounts of non-cash, share-based compensation expense for the periods indicated:

	Nine months ended
	September 29, 2019	% of net sales	September 30, 2018	% of net sales
Cost of sales	$413	0.1%	$452	0.1%
Selling, general and administrative	21,106	3.1%	16,496	2.8%
Research and development	1,960	0.3%	1,388	0.2%

The following tables set forth our net sales by product line for the U.S. and International for the periods indicated (in thousands) and the percentage of year-over-year change:

	Nine months ended
	September 29, 2019	September 30, 2018	% change
U.S.
Lower extremities	$199,873	$173,889	14.9%
Upper extremities	239,033	203,163	17.7%
Biologics	67,520	59,053	14.3%
Sports med & other	6,119	5,828	5.0%
Total U.S.	$512,545	$441,933	16.0%

International
Lower extremities	$47,315	$44,508	6.3%
Upper extremities	87,814	84,412	4.0%
Biologics	16,781	18,388	(8.7)%
Sports med & other	7,840	8,802	(10.9)%
Total International	$159,750	$156,110	2.3%

Total net sales	$672,295	$598,043	12.4%
The following table reconciles our non-GAAP organic and combined pro forma net sales by product line for the nine months ended September 29, 2019 and September 30, 2018 (in thousands):

	Nine months ended September 29, 2019
	Legacy Wright (organic)	Standalone Cartiva	Wright Medical Group N.V.
U.S.
Lower extremities	$180,008	$19,865	$199,873
Upper extremities	239,033	—	239,033
Biologics	67,520	—	67,520
Sports med & other	6,119	—	6,119
Total U.S.	$492,680	$19,865	$512,545

International
Lower extremities	$44,385	$2,930	$47,315
Upper extremities	87,814	—	87,814
Biologics	16,781	—	16,781
Sports med & other	7,840	—	7,840
Total International	$156,820	$2,930	$159,750

Global
Lower extremities	$224,393	$22,795	$247,188
Upper extremities	326,847	—	326,847
Biologics	84,301	—	84,301
Sports med & other	13,959	—	13,959
Total net sales	$649,500	$22,795	$672,295

	Nine months ended September 30, 2018
	Standalone Wright Medical Group N.V.	Standalone Cartiva	Non-GAAP combined pro forma
U.S.
Lower extremities	$173,889	$23,498	$197,387
Upper extremities	203,163	—	203,163
Biologics	59,053	—	59,053
Sports med & other	5,828	—	5,828
Total U.S.	$441,933	$23,498	$465,431

International
Lower extremities	$44,508	$1,222	$45,730
Upper extremities	84,412	—	84,412
Biologics	18,388	—	18,388
Sports med & other	8,802	—	8,802
Total International	$156,110	$1,222	$157,332

Global
Lower extremities	$218,397	$24,720	$243,117
Upper extremities	287,575	—	287,575
Biologics	77,441	—	77,441
Sports med & other	14,630	—	14,630
Total net sales	$598,043	$24,720	$622,763

	Nine months ended September 29, 2019
	Non-GAAP organic and combined pro forma net sales growth/(decline)
	Legacy Wright (organic)	Standalone Cartiva	Non-GAAP combined pro forma
U.S.
Lower extremities	3.5%	N/A	1.3%
Upper extremities	17.7%	N/A	17.7%
Biologics	14.3%	N/A	14.3%
Sports med & other	5.0%	N/A	5.0%
Total U.S.	11.5%	N/A	10.1%

International
Lower extremities	(0.3)%	N/A	3.5%
Upper extremities	4.0%	N/A	4.0%
Biologics	(8.7)%	N/A	(8.7)%
Sports med & other	(10.9)%	N/A	(10.9)%
Total International	0.5%	N/A	1.5%

Global
Lower extremities	2.7%	N/A	1.7%
Upper extremities	13.7%	N/A	13.7%
Biologics	8.9%	N/A	8.9%
Sports med & other	(4.6)%	N/A	(4.6)%
Total net sales	8.6%	N/A	8.0%

Net sales
U.S. Sales. U.S. net sales totaled $512.5 million in the first nine months of 2019, a 16.0% increase from $441.9 million in the first nine months of 2018, primarily due to continued growth in our U.S. upper extremities business. Additionally, we had $19.9 million of net sales from Cartiva, and our U.S. biologics business experienced continued growth from AUGMENT® Injectable and our core biologics products. We had non-GAAP organic growth of 11.5% along with non-GAAP combined pro forma growth of 10.1%. U.S. sales represented approximately 76.2% of total net sales in the first nine months of 2019, compared to 73.9% of total net sales in the first nine months of 2018.
International Sales. International net sales totaled $159.8 million in the first nine months of 2019 compared to $156.1 million in the first nine months of 2018. This 2.3% increase was primarily driven by incremental Cartiva net sales and an increase in our direct markets in our international upper extremities business. These increases were partially offset by an $8.2 million unfavorable impact from foreign currency exchange rates (a 5 percentage point unfavorable impact to sales growth rate).
Cost of sales
Our cost of sales as a percentage of net sales decreased to 20.7% in the first nine months of 2019 compared to 21.9% in the first nine months of 2018. Our 2019 cost of sales included a $2.6 million reduction for the sale of reserved inventory as a result of our change in estimated reserves (see Note 2 to the condensed consolidated financial statements). Additionally, cost of sales further decreased as a percentage of sales primarily due to lower levels of provisions for excess and obsolete inventory and favorable manufacturing expenses, and increased gross margins from Cartiva net sales, partially offset by inventory step-up amortization.
Operating expenses
As a percentage of net sales, operating expenses remained relatively flat at 79.7% in the first nine months of 2019 compared to 80.0% in the first nine months of 2018. This result was achieved by leveraging increased general and administrative expenses over increased net sales, partially offset by increases in amortization of intangible assets and research and development costs.
Provision (benefit) for income taxes
We recorded an income tax provision from continuing operations of $10.3 million in the first nine months of 2019, compared to a tax benefit from continuing operations of $1.2 million in the first nine months of 2018. The tax provision for the current year period includes a $7.7 million tax provision due a change in tax rates on income from deferred intercompany transactions. The remaining tax provision is resulting from net earnings in jurisdictions where we do not have a valuation allowance, partially offset by a tax benefit for foreign currency losses. The tax benefit for the prior year period includes a net benefit recorded due to our ability to recognize a tax benefit on pre-tax losses in the U.S. as a result of the earnings within discontinued operations in the U.S, partially offset by tax provision for foreign currency gains and the result of net earnings in jurisdictions for which we do not have a valuation allowance.
(Loss) income from discontinued operations, net of tax
(Loss) income from discontinued operations, net of tax, consists primarily of the costs associated with legal defense, income/loss associated with product liability insurance recoveries/denials, and changes to any contingent liabilities associated with the OrthoRecon business that was sold to MicroPort. Our (loss) income from discontinued operations for the nine months ended September 29, 2019 and September 30, 2018 was net of a $15.5 million insurance recovery recognized in 2019 and a $30.75 million insurance recovery recognized in 2018. See Note 4 and Note 13 to our condensed consolidated financial statements for further discussion regarding our discontinued operations and our retained contingent liabilities associated with the OrthoRecon business.
Reportable segments
The following tables set forth, for the periods indicated, net sales and operating income of our reportable segments expressed as dollar amounts (in thousands) and as a percentage of net sales:

	Three months ended September 29, 2019
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics
Net sales	$83,940	$78,292	$50,202
Operating income (loss)	$18,335	$27,450	$(1,639)
Operating income (loss) as a percent of net sales	21.8%	35.1%	(3.3)%

	Three months ended September 30, 2018
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics
Net sales	$79,296	$66,269	$48,541
Operating income (loss)	$20,487	$21,192	$(278)
Operating income (loss) as a percent of net sales	25.8%	32.0%	(0.6)%

	Nine months ended September 29, 2019
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics
Net sales	$269,960	$242,585	$159,750
Operating income (loss)	$70,285	$87,682	$(2,820)
Operating income (loss) as a percent of net sales	26.0%	36.1%	(1.8)%

	Nine months ended September 30, 2018
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics
Net sales	$235,595	$206,338	$156,110
Operating income (loss)	$62,211	$69,864	$(1,526)
Operating income (loss) as a percent of net sales	26.4%	33.9%	(1.0)%
Net sales of our U.S. lower extremities and biologics segment increased $4.6 million and $34.4 million in the three and nine months ended September 29, 2019, respectively, compared to the three and nine months ended September 30, 2018. These increases to net sales were driven primarily by net sales from Cartiva, as well as net sales growth from our core biologics businesses and AUGMENT® Injectable. The Cartiva acquisition had an impact of approximately $4.8 million and $19.9 million for the three and nine months ended September 29, 2019, respectively, on net sales for our U.S. lower extremities and biologics segment. Operating income of our U.S. lower extremities and biologics segment decreased $2.2 million for the three months ended September 29, 2019 compared to the three months ended September 30, 2018, primarily due to unfavorable operating results from our core U.S. lower extremities business. This was partially offset by the impact from the Cartiva acquisition on operating income for our U.S. lower extremities and biologics segment of approximately $2.5 million for the three months ended September 29, 2019. Operating income of our U.S. lower extremities and biologics segment increased $8.1 million for the nine months ended September 29, 2019 compared to the nine months ended September 30, 2018. The Cartiva acquisition had an impact of approximately $11.8 million for the nine months ended September 29, 2019 on operating income for our U.S. lower extremities and biologics segment.
Net sales of our U.S. upper extremities segment increased $12.0 million and $36.2 million in the three and nine months ended September 29, 2019, respectively, compared to the three and nine months ended September 30, 2018. Operating income of our U.S. upper extremities segment increased $6.3 million and $17.8 million in the three and nine months ended September 29, 2019, respectively, as compared to the three and nine months ended September 30, 2018. These increases to both net sales and operating income were primarily driven by continued net sales growth within our innovative shoulder product portfolio, including the combination of our PERFORM™ Reversed Glenoid system, SIMPLICITI® shoulder system, and BLUEPRINT™ enabling technology, the ongoing launch of our FLEX REVIVE™ revision shoulder system, and leveraging certain selling, general and administrative expenses over increased net sales.
Net sales of our International extremities and biologics segment increased $1.7 million and $3.6 million in the three and nine months ended September 29, 2019, respectively, compared to the three and nine months ended September 30, 2018. These increases to net sales were primarily due to growth in direct market sales in our international upper extremities business and incremental Cartiva net sales in our international lower extremities business which totaled $0.9 million and $2.9 million for the three and nine months ended September 29, 2019, respectively. These increases were partially offset by unfavorable impacts from foreign currency exchange rates. Operating loss of our International extremities and biologics segment increased $1.4 million and $1.3 million in the three and nine months ended September 29, 2019, respectively, compared to the three and nine months ended September 30, 2018. These increases were primarily due to spending associated with the new European Medical Device Regulation (MDR). These impacts were partially offset by the operating income from the Cartiva acquisition which totaled $0.8 million and $2.4 million for the three and nine months ended September 29, 2019, respectively.

Liquidity and Capital Resources
The following table sets forth, for the periods indicated, certain liquidity measures (in thousands):

	September 29, 2019	December 30, 2018
Cash and cash equivalents	$147,263	$191,351
Working capital [1]	(102,890)	136,106
___________________________

[1]
As of June 30, 2019, the closing price of our ordinary shares was greater than 130% of the 2021 Notes conversion price for 20 or more of the 30 consecutive trading days preceding the quarter-end, and, therefore, the holders of the 2021 Notes were able to convert the notes during the succeeding quarterly period ended September 30, 2019. Due to the ability of the holders of the 2021 Notes to convert the notes through September 30, 2019, the $338.6 million carrying value of the 2021 Notes and the $91.8 million fair value of the 2021 Notes Conversion Derivatives were classified as current liabilities and the $93.2 million fair value of the 2021 Notes Hedges was classified as current assets as of September 29, 2019. There were no conversions, and the 2021 Notes are no longer convertible as of the close of business on September 30, 2019.

Operating Activities. Cash provided by (used in) operating activities totaled $18.3 million and $(12.5) million in the first nine months of 2019 and 2018, respectively. The increase in cash provided by operating activities in the first nine months of 2019 was primarily driven by improved cash profitability of continuing operations.
Investing Activities. Our capital expenditures totaled $63.8 million and $49.9 million in the first nine months of 2019 and 2018, respectively. This increase is primarily due to increased investments in surgical instrumentation to support the continued rollouts and upcoming product launches in our upper extremities business, as well as increased investments in computer systems. Historically, our capital expenditures have consisted principally of surgical instrumentation, purchased manufacturing equipment, research and testing equipment, and computer systems. Further, during 2019, we expect to incur approximately $14 million for the purchase and set up of a 40,000 square foot state of the art manufacturing and distribution facility in Arlington, Tennessee. In total, we expect to incur capital expenditures of more than $90 million in 2019.
Financing Activities. During the first nine months of 2019, cash provided by financing activities totaled $4.5 million, compared to $592.8 million in the first nine months of 2018.
Cash provided by financing activities in the first nine months of 2019 was primarily attributable to $15.6 million in cash received from the issuance of ordinary shares in connection with option exercises. These proceeds were partially offset by $6.4 million of net payments related to the exchange of 2023 Notes for 2020 Notes (as further described below) and the associated issuance of additional 2023 Notes Hedges and warrants, and settlement of pro rata portions of the 2020 Notes Hedges and warrants.
On February 7, 2019, WMG issued $139.6 million of Additional 2023 Notes in exchange for $130.1 million aggregate principal amount of 2020 Notes. As this was a debt modification, a pro rata share of the 2020 Notes deferred financing costs and discount was transferred to the 2023 Notes deferred financing costs and discount. Additionally, the 2023 Notes discount was adjusted in order for net debt to remain the same subsequent to the exchange. While the debt modification was a non-cash transaction, we paid approximately $3.0 million of convertible debt modification costs.
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
Cash provided by financing activities in the first nine months of 2018 was primarily attributable to the net cash proceeds received from the registered ordinary share equity offering and 2023 Notes issuance. During August 2018, we entered into an underwriting agreement with J.P. Morgan, relating to a registered public offering of our ordinary shares. The proceeds to Wright from the equity offering were $448.9 million. The payments of equity offering costs were $25.6 million during the first nine months of 2018. The proceeds were subsequently used in October 2018 to fund the $435 million purchase price of Cartiva.
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
Discontinued Operations. Our cash flows from discontinued operations during the first nine months of 2019 and 2018 were attributable primarily to legacy Wright’s former OrthoRecon business as described in Note 13. Cash flows used in discontinued operations totaled $36.8 million and $44.1 million for the nine months ended September 29, 2019 and September 30, 2018, respectively. Cash flows from discontinued operations are combined with cash flows from continuing operations in the condensed consolidated statements of cash flows.
We do not expect that the future cash outflows from discontinued operations, including the payment of retained liabilities of the OrthoRecon business, net of insurance recoveries, will have an impact on our ability to meet contractual cash obligations and fund our working capital requirements, operations, and anticipated capital expenditures.
Contractual Cash Obligations. As of September 29, 2019, there were no material changes to our contractual cash obligations and commercial commitments as disclosed in in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Contractual Cash Obligations” of our Annual Report on Form 10-K for the year ended December 30, 2018, except for the issuance of the Additional 2023 Notes, the reclassification of the 2021 Notes as described in Note 10 and a minimum purchase obligation of approximately $3.6 million a year until March 29, 2026. Subsequent to the end of the quarter, as a result of the definitive agreement with Stryker, if the agreement is terminated under specified circumstances, Wright may be required to pay Stryker a termination fee of $150 million, as described in Note 15.
At June 30, 2019, the closing price of our ordinary shares was greater than 130% of the 2021 Notes conversion price for 20 or more of the 30 consecutive trading days preceding the quarter-end, and, therefore, the holders of the 2021 Notes may convert the notes during the succeeding calendar quarter period. Due to the ability of the holders of the 2021 Notes to convert the notes during this quarter ended, the carrying value of the 2021 Notes and the fair value of the 2021 Notes Conversion Derivatives were classified as current liabilities and the fair value of the 2021 Notes Hedges was classified as current assets as of September 29, 2019. There were no conversions through September 30, 2019, and the 2021 Notes are no longer convertible as of the close of business on September 30, 2019.
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
The ABL Credit Agreement provides for a $175 million senior secured asset-based line of credit, subject to the satisfaction of a borrowing base requirement (ABL Facility) and a $55 million term loan facility (Term Loan Facility). The ABL Facility may be increased by up to $75 million upon the Borrowers’ request, subject to the consent of the Agent and each of the other lenders providing such increase. All borrowings under the ABL Facility are subject to the satisfaction of customary conditions, including the absence of default, the accuracy of representations and warranties in all material respects and the delivery of an updated borrowing base certificate. The initial $20 million term loan tranche was funded at closing in May 2018. The Borrowers may at any time borrow the second $35 million term loan tranche, but are required to do so no later than May 7, 2021. All borrowings under the Term Loan Facility are subject to the satisfaction of customary conditions, including the absence of default and the accuracy of representations and warranties in all material respects. We are in compliance with all covenants as of September 29, 2019.
As of September 29, 2019, we had $20.8 million in borrowings outstanding under the ABL Facility and $154.2 million in unused availability under the ABL Facility. As of December 30, 2018, we had $17.8 million in borrowings outstanding under the ABL Facility and $132.2 million in unused availability under the ABL Facility.
Between November 2016 and October 2017, WMT entered into three MoM Settlement Agreements with Court-appointed attorneys representing plaintiffs in the MDL and JCCP to settle a total of 1,974 cases that met the eligibility requirements of the MoM Settlement Agreements and were either pending in the MDL or JCCP, or subject to court-approved tolling agreements in the MDL or JCCP, for an aggregate sum of $339.2 million. As of September 29, 2019, we had funded $307.0 million under the MoM Settlement Agreements.

As of September 29, 2019, our accrual for metal-on-metal claims totaled $61.4 million, of which $33.3 million is included in our condensed consolidated balance sheet within “Accrued expenses and other current liabilities” and $28.1 million is included within “Other liabilities.” As of December 30, 2018, our accrual for metal-on-metal claims totaled $74.5 million, of which $51.9 million is included in our condensed consolidated balance sheet within “Accrued expenses and other current liabilities” and $22.6 million is included within “Other liabilities.” See Note 13 to our condensed consolidated financial statements for additional discussion regarding the MoM Settlement Agreements and our accrual methodologies for the metal-on-metal hip replacement product liability claims.
Although it is difficult for us to predict our future liquidity requirements, we believe that our cash and cash equivalents of $147.3 million, the $154.2 million in availability under the ABL Facility and the additional $35 million in availability under the Term Loan Facility, as of September 29, 2019, will be sufficient for at least the next 12 months to fund the working capital requirements and operations, permit anticipated capital expenditures, pay retained metal-on-metal product and other liabilities of the OrthoRecon business, including without limitation amounts under the MoM Settlement Agreements, fund contingent considerations, and meet our other anticipated contractual cash obligations during the remainder of 2019 and 2020.
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
The current IPRD projects we acquired in our IMASCAP and Cartiva acquisitions are as follows:

•
The next generation reverse shoulder implant system is a reverse shoulder replacement implant having glenoid or glenoid and humeral implant components. We have an anticipated first clinical use in 2020 and launch in the second half of 2021; however, the risks and uncertainties associated with completion are dependent upon testing validations and FDA and CE mark clearance. We have incurred expenses of approximately $0.1 million in the nine months ended September 29, 2019. Project cost to complete is estimated to be less than $2 million.

•
The CMC thumb implant is an arthroplasty device designed to resurface the CMC joint for the treatment of osteoarthritis. We anticipate the launch of the CMC thumb implant no earlier than 2021; however, the risks and uncertainties associated with completion are dependent upon testing validations and FDA PMA approval. We have incurred expenses of approximately $0.5 million in the nine months ended September 29, 2019. Project cost to complete is estimated to be less than $3 million.

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
There have been no material changes to our critical accounting policies and estimates discussed in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates” of our Annual Report on Form 10-K for the year ended December 30, 2018 except for our change in estimate for excess and obsolete inventory reserves as described in Note 2 to our condensed consolidated financial statements.
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

Borrowings under our ABL Credit Agreement, including our ABL Facility and Term Loan Facility, bear interest at variable rates. The interest rate margin applicable to borrowings under the ABL Facility is, at the option of the Borrowers, equal to either (a) 3.25% for base rate loans or (b) 4.25% for LIBOR rate loans, subject to a 0.75% LIBOR floor. The interest rate applicable to borrowings under the Term Loan Facility is equal to one-month LIBOR plus 7.85%, subject to a 1.00% LIBOR floor. As of September 29, 2019, we had $20.8 million of borrowings under our ABL Facility and $20.0 million principal outstanding under our Term Loan Facility. Based upon this debt level, and the LIBOR floor on our interest rate, a 100 basis point increase in the annual interest rate on such borrowings would have an immaterial impact on our interest expense on an annual basis.
On September 29, 2019, we had invested cash and cash equivalents of approximately $147.3 million. We believe that a 10 basis point change in interest rates is reasonably possible in the near term. Based on our current level of investment, an increase or decrease of 10 basis points in interest rates would have an annual impact of approximately $0.1 million to our interest income.
As of September 29, 2019, we had outstanding an aggregate of $56.5 million, $395.0 million, and $814.6 million, principal amount of our 2020 Notes, 2021 Notes, and 2023 Notes, respectively. We carry these instruments at face value less unamortized discount and unamortized debt issuance costs on our condensed consolidated balance sheets. Since these instruments bear interest at a fixed rate, we have no financial statement risk associated with changes in interest rates. However, the fair value of the 2020 Notes, 2021 Notes, and 2023 Notes fluctuates when interest rates change and when the market price of our ordinary shares fluctuates. We do not carry the 2020 Notes, 2021 Notes, or 2023 Notes at fair value, but present the fair value of the principal amount of our 2020 Notes, 2021 Notes, and 2023 Notes for disclosure purposes.
Equity Price Risk
On June 28, 2018, we issued $675 million aggregate principal amount of the 2023 Notes. Additional 2023 Notes were issued in exchange for a portion of 2020 Notes in February 2019. As of September 29, 2019, $814.6 million aggregate principal amount was outstanding on the 2023 Notes. The holders of the 2023 Notes may convert their 2023 Notes into cash upon the satisfaction of certain circumstances as described in Note 10. The conversion and settlement provisions of the 2023 Notes are based on the price of our ordinary shares at conversion or at maturity of the notes. In addition, the hedges and warrants associated with these convertible notes also include settlement provisions that are based on the price of our ordinary shares. The amount of cash we may be required to pay, or the number of shares we may be required to provide to note holders at conversion or maturity of these notes, is determined by the price of our ordinary shares. The amount of cash that we may receive from hedge counterparties in connection with the related hedges and the number of shares that we may be required to provide warrant counterparties in connection with the related warrants are also determined by the price of our ordinary shares.
Upon the expiration of our warrants issued in connection with the 2023 Notes, we will issue ordinary shares to the purchasers of the warrants to the extent the price of our ordinary shares exceeds the warrant strike price of $40.86 at that time. The following table shows the number of shares that we would issue to warrant counterparties at expiration of the warrants based on the warrants outstanding as of September 29, 2019 assuming various closing prices of our ordinary shares on the date of warrant expiration:

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

(in thousands)
	Fair value of security given a 10% decrease in share price	Fair value of security as of September 29, 2019	Fair value of security given a 10% increase in share price
2023 Notes Hedges (Asset)	$63,043	$83,329	$106,142
2023 Notes Conversion Derivative (Liability)	$60,907	$82,833	$107,839

On May 20, 2016, we issued $395 million aggregate principal amount of the 2021 Notes. The holders of the 2021 Notes may convert their 2021 Notes into cash upon the satisfaction of certain circumstances as described in Note 10. At June 30, 2019, the closing price of our ordinary shares was greater than 130% of the 2021 Notes conversion price for 20 or more of the 30 consecutive trading days preceding the quarter-end; and, therefore, the holders of the 2021 Notes may convert the notes during the succeeding calendar quarter period. Due to the ability of the holders of the 2021 Notes to convert the notes during this period, the carrying value of the 2021 Notes and the fair value of the 2021 Notes Conversion Derivative were classified as current liabilities, and the fair value of the 2021 Notes Hedges was classified as current assets as of September 29, 2019. The respective balances were classified as long-term as of December 30, 2018. We currently do not expect significant conversions because the 2021 Notes currently trade at a premium to the as-converted value, and a converting holder would forego future interest payments. However, any conversions would reduce our cash resources. There were no conversions, and the 2021 Notes are no longer convertible as of the close of business on September 30, 2019.
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
Upon the expiration of our warrants issued in connection with the 2021 Notes, we will issue ordinary shares to the purchasers of the warrants to the extent the price of our ordinary shares exceeds the warrant strike price of $30.00 at that time. The following table shows the number of shares that we would issue to warrant counterparties at expiration of the warrants based on the warrants outstanding as of September 29, 2019 assuming various closing prices of our ordinary shares on the date of warrant expiration:

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

(in thousands)
	Fair value of security given a 10% decrease in share price	Fair value of security as of September 29, 2019	Fair value of security given a 10% increase in share price
2021 Notes Hedges (Asset)	$70,790	$93,198	$117,909
2021 Notes Conversion Derivative (Liability)	$68,358	$91,833	$117,896
On February 13, 2015, WMG issued $632.5 million aggregate principal amount of the 2020 Notes. A portion of the 2020 Notes was exchanged in conjunction with both the 2021 Notes and the 2023 Notes. As of September 29, 2019, $56.5 million aggregate principal amount was outstanding on the 2020 Notes. On or after August 15, 2019, holders may convert their 2020 Notes solely into cash. Due to the ability of the holders of the 2020 Notes to convert within the next year, the carrying value of the 2020 Notes and the fair value of the 2020 Notes Conversion Derivatives were classified as current liabilities and the fair value of the 2020 Notes Hedges was classified as current assets as of September 29, 2019 and December 30, 2018.
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
Upon the expiration of our warrants associated with the 2020 Notes, we will issue ordinary shares to the purchasers of the warrants to the extent the price of our ordinary shares exceeds the warrant strike price at that time. On November 24, 2015, Wright Medical Group N.V. assumed WMG’s obligations pursuant to the warrants, and the strike price of the warrants was adjusted from $40.00 to $38.8010 per ordinary share. The following table shows the number of shares that we would issue to warrant counterparties at expiration of the warrants based on the warrants outstanding as of September 29, 2019 assuming various closing prices of our ordinary shares on the date of warrant expiration:

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

(in thousands)
	Fair value of security given a 10% decrease in share price	Fair value of security as of September 29, 2019	Fair value of security given a 10% increase in share price
2020 Notes Hedges (Asset)	$113	$340	$816
2020 Notes Conversion Derivative (Liability)	$108	$331	$806
Foreign Currency Exchange Rate Fluctuations
Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our financial results. Approximately 20% and 21% of our net sales from continuing operations were denominated in foreign currencies during the three and nine months ended September 29, 2019 and we expect that foreign currencies will continue to represent a similarly significant percentage of our net sales in the future. The cost of sales related to these sales is primarily denominated in U.S. dollars; however, operating costs related to these sales are largely denominated in the same respective currencies, thereby partially limiting our transaction risk exposure. For sales not denominated in U.S. dollars, an increase in the rate at which a foreign currency is exchanged for U.S. dollars will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases, if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and our competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our prices not being competitive in a market where business is transacted in the local currency.
For the three and nine months ended September 29, 2019, approximately 90% of our net sales denominated in foreign currencies were derived from European Union countries, which are denominated in the euro; from the United Kingdom, which are denominated in the British pound; from Australia which are denominated in the Australian dollar; and from Canada, which are denominated in the Canadian dollar. Additionally, we have significant intercompany receivables, payables, and debt from our foreign subsidiaries that are denominated in foreign currencies, principally the euro, the Japanese yen, the British pound, the Australian dollar, and the Canadian dollar. Our principal exchange rate risk, therefore, exists between the U.S. dollar and the euro, the Japanese yen, the British pound, the Australian dollar, and the Canadian dollar. Fluctuations from the beginning to the end of any given reporting period result in the revaluation of our foreign currency-denominated intercompany receivables, payables, and debt generating currency translation gains or losses that impact our non-operating income and expense levels in the respective period.

A uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which our transactions are denominated would have resulted in an increase in operating income of approximately $1.0 million and $1.5 million for the three and nine months ended September 29, 2019, respectively. This hypothetical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. This sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices, which can also be affected by the change in exchange rates.
ITEM 4. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 29, 2019 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 29, 2019.
Changes in Internal Control Over Financial Reporting
During the fiscal quarter ended September 29, 2019, our French operations were migrated to our global Enterprise Resource Planning (ERP) system, which resulted in the modification of certain controls, procedures and processes. There were no other changes in our internal control over financial reporting during the fiscal quarter ended September 29, 2019 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Excluding claims resolved in the MoM Settlement Agreements, as of September 29, 2019, there were approximately 195 unresolved metal-on-metal hip cases pending in the U.S. This number includes cases ineligible for settlement under the MoM Settlement Agreements, cases which opted out of such settlements, post-settlement cases, tolled cases, and existing state court cases that were not part of the MDL or JCCP. As of September 29, 2019, we estimate there also were pending approximately 36 unresolved non-U.S. metal-on metal hip cases, 48 unresolved U.S. modular neck cases alleging claims related to the release of metal ions, and zero non-U.S. modular neck cases with metal ion allegations. We also estimate that as of September 29, 2019, there were approximately 525 non-revision claims either dismissed or awaiting dismissal from the MDL and JCCP, which dismissal is a condition of the MoM Settlement Agreements. Although there is a limited time period during which dismissed non-revision claims may be refiled, it is presently unclear how many non-revision claimants will elect to do so. As of September 29, 2019, no dismissed non-revision cases have been refiled.
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
We have received claims for personal injury against us associated with fractures of the PROFEMUR® titanium modular neck product (Titanium Modular Neck Claims). As of September 29, 2019, there were approximately 23 unresolved pending U.S. lawsuits and approximately 53 unresolved pending non-U.S. lawsuits alleging such claims (44 of which are part of a single consolidated class action lawsuit in Canada). These lawsuits generally seek monetary damages.
We are aware that MicroPort has recalled a certain size of its cobalt chrome modular neck product as a result of alleged fractures. As of September 29, 2019, there were thirteen pending U.S. lawsuits and five pending non-U.S. lawsuits against us alleging personal injury resulting from the fracture of a cobalt chrome modular neck. These lawsuits generally seek monetary damages.
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
As previously disclosed, on July 23, 2019, we reached an agreement in principle with Lexington to settle all presently remaining disputes between us, pursuant to which, among other things, Lexington agreed to buy back the subject insurance policies for an aggregate of $15.5 million (in addition to $5 million previously paid by Lexington). On October 7, 2019, we entered into the definitive agreement with Lexington, which requires Lexington to pay the $15.5 million by November 21, 2019. This settlement is in full satisfaction of all potential liability of Lexington relating to metal-on-metal hip claims, including but not limited to all claims asserted by our subsidiary WMT against Lexington in the above described insurance coverage arbitration and litigation.
Other
In addition to those noted above, we are subject to various other legal proceedings, product liability claims, corporate governance, and other matters which arise in the ordinary course of business.
ITEM 1A. RISK FACTORS.
There have been no material changes to the risk factors that were discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 30, 2018, as filed with the SEC on February 27, 2019, other than the addition of the following new risk factors as a result of the proposed acquisition of Wright by Stryker.
Risks related to the proposed acquisition of Wright by Stryker
The proposed acquisition of Wright by Stryker is subject to a number of conditions beyond our control. Failure to complete the proposed acquisition within the expected time frame, or at all, could have a material adverse effect on our business, operating results, financial condition and our share price.
On November 4, 2019, we entered into a Purchase Agreement (the Purchase Agreement) with Stryker and Stryker’s subsidiary, Stryker B.V. related to the proposed acquisition of Wright by Stryker (the Acquisition). Pursuant to the Purchase Agreement, and upon the terms and subject to the conditions thereof, Stryker B.V. will commence a tender offer (the Offer) to purchase all of our outstanding ordinary shares. If certain conditions are satisfied and the Offer closes, Stryker may acquire any remaining shares through a reorganization of the company. The obligation of Stryker and Stryker B.V. to consummate the Offer is subject to the condition that there be validly tendered and not withdrawn prior to the expiration of the Offer a number of ordinary shares representing at least 95% of the ordinary shares outstanding as of the scheduled expiration of the Offer (such condition, the Minimum Condition); provided, that Stryker may elect to reduce the Minimum Condition to a percentage of not less than 80%; and provided further that if Wright’s shareholders have adopted certain resolutions related to the reorganization of the company at the extraordinary general meeting of shareholders, the Minimum Condition will be reduced to 80%. The Minimum Condition may not be waived by Stryker without the prior written consent of Wright. The obligation of Stryker B.V. to consummate the Offer is also subject to the expiration of the waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (HSR Act), and the receipt of other required approvals and clearances under applicable antitrust laws, the adoption of certain resolutions by Wright’s shareholders at the extraordinary general meeting of shareholders and other customary conditions.
We cannot predict whether and when these conditions will be satisfied. If one or more of these conditions is not satisfied, and as a result, we do not complete the proposed Acquisition, we would remain liable for significant transaction costs, and the focus of our management would have been diverted from seeking other potential strategic opportunities, in each case without realizing any benefits of the proposed Acquisition. Certain costs associated with the proposed Acquisition have already been incurred or may be payable even if the proposed Acquisition is not consummated. Finally, any disruptions to our business resulting from the announcement and pendency of the proposed Acquisition, including any adverse changes in our relationships with our customers, partners, suppliers and employees, could continue or accelerate in the event that we fail to consummate the proposed Acquisition.
Our share price may also fluctuate significantly based on announcements by Stryker and other third parties or us regarding the Acquisition or based on market perceptions of the likelihood of the satisfaction of the Minimum Condition or other conditions to the consummation of the Acquisition. Such announcements may lead to perceptions in the market that the Acquisition may not be completed, which could cause our share price to fluctuate or decline. If we do not consummate the Acquisition, the price of our ordinary shares may decline significantly from the current market price, which may reflect a market assumption that the proposed Acquisition will be consummated. Any of these events could have a material adverse effect on our business, operating results and financial condition and could cause a decline in the price of our ordinary shares.
The Offer consideration payable to holders of our ordinary shares will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or results of operations, or in the event of any change in our share price.
The Offer consideration payable to holders of our ordinary shares will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or results of operations, or changes in the market price of, analyst estimates of, or projections relating to, our ordinary shares. For example, if we experienced an improvement in our business, assets, liabilities, prospects, outlook, financial condition or results of operations prior to the consummation of the proposed Acquisition, there would be no adjustment to the amount of the proposed Offer consideration.
The Purchase Agreement contains provisions that could discourage a potential competing acquirer.
Under the terms of the Purchase Agreement, we have agreed not to solicit or initiate discussions with third parties regarding other proposals to acquire Wright and are subject to restrictions on our ability to respond to any such proposal, except as permitted under the terms of the Purchase Agreement. In the event that we receive an acquisition proposal from a third party, we must notify Stryker of such proposal and negotiate in good faith with Stryker prior to terminating the Purchase Agreement or effecting a change in the recommendation of our Board of Directors to our shareholders with respect to the proposed Acquisition. The Purchase Agreement also contains certain termination rights for both Stryker and us and further provides that, upon termination of the Purchase Agreement under specified circumstances, including certain terminations in connection with an alternative business combination transaction as permitted by the terms of the Purchase Agreement, we will be required to pay Stryker a termination fee of $150 million.
These provisions could discourage a potential third-party acquirer that might have an interest in acquiring all or a significant portion of us from considering or proposing that acquisition, even if it were prepared to pay consideration with a higher per share cash or market value than the market value proposed to be received or realized in the Acquisition. These provisions also might result in a potential third-party acquirer proposing to pay a lower price to our shareholders than it might otherwise have proposed to pay due to the added expense of the $150 million termination fee that may become payable in certain circumstances.
If the Purchase Agreement is terminated and we determine to seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the proposed Acquisition.
Shareholder litigation could prevent or delay the closing of the proposed Acquisition or otherwise negatively impact our business, operating results and financial condition.
We may incur additional costs in connection with the defense or settlement of any future shareholder litigation in connection with the proposed Acquisition. Such litigation may adversely affect our ability to complete the proposed Acquisition. We could incur significant costs in connection with any such litigation lawsuit, including costs associated with the indemnification of obligations to our directors. Furthermore, one of the conditions to the closing of the proposed Acquisition is the absence of any governmental order or law preventing the Acquisition or making the consummation of the proposed Acquisition illegal. Consequently, if a plaintiff were to secure injunctive or other relief prohibiting, delaying or otherwise adversely affecting our ability to complete the proposed Acquisition, then such injunctive or other relief may prevent the proposed Acquisition from becoming effective within the expected time frame or at all.
We may be unable to obtain the regulatory approvals required to complete the proposed Acquisition.
One of the conditions to consummation of the proposed Acquisition is receipt of certain regulatory approvals, including the expiration or termination of the applicable waiting periods (and any extension thereof) under the HSR Act and antitrust notification and approvals in certain European and other jurisdictions. There can be no assurance that such regulatory approvals, or any other regulatory approvals that might be required to consummate the proposed Acquisition will be obtained. If such regulatory approvals are obtained, there can be no assurance as to the timing of such approvals, our ability to obtain the approvals on satisfactory terms or in the absence of any litigation challenging such approvals.
At any time before or after the consummation of the proposed Acquisition (and notwithstanding the termination of the waiting period under the HSR Act), the U.S. Department of Justice, Federal Trade Commission or any state or non-U.S. governmental entity could take such action, under antitrust laws or otherwise, as it deems necessary or desirable in the public interest. Such action could include seeking to enjoin the consummation of the proposed Acquisition or seeking the divestiture of substantial assets. Private parties may also seek to take legal action under antitrust laws under certain circumstances. If the proposed Acquisition does not receive, or timely receive, the required regulatory approvals and clearances, or if another event occurs delaying or preventing the proposed Acquisition, such delay or failure to complete the proposed Acquisition may create uncertainty or otherwise have negative consequences that may materially and adversely affect our financial condition and results of operations, as well as the price per share for our ordinary shares.
While the proposed Acquisition is pending, we are subject to business uncertainties and contractual restrictions that could disrupt our business, and the proposed Acquisition may impair our ability to attract and retain qualified employees or retain and maintain relationships with our customers, suppliers and other business partners.
Whether or not the proposed Acquisition is consummated, the proposed Acquisition may disrupt our current plans and operations, which could have an adverse effect on our business and financial results. The pendency of the Acquisition may also divert management's attention and our resources from ongoing business and operations and our employees and other key personnel may have uncertainties about the effect of the proposed Acquisition, and the uncertainties may impact our ability to retain, recruit and hire key personnel while the proposed Acquisition is pending or if it fails to close. Furthermore, if key personnel depart because of such uncertainties, or because they do not wish to remain with the combined company after closing, our business and results of operations may be adversely affected. In addition, we cannot predict how our suppliers, customers and other business partners will view or react to the proposed Acquisition upon consummation. If we are unable to reassure our customers, suppliers and other business partners to continue transacting business with us, our sales, financial condition and results of operations may be adversely affected.
In addition, the Purchase Agreement generally requires us to operate in the ordinary course of business consistent with past practice, pending consummation of the Acquisition, and restricts us from taking certain actions with respect to our business and financial affairs without Stryker’s consent. Such restrictions will be in place until either the Acquisition is consummated or the Purchase Agreement is terminated. These restrictions could restrict our ability to, or prevent us from, pursuing attractive business opportunities (if any) that arise prior to the consummation of the Acquisition. For these and other reasons, the pendency of the Acquisition could adversely affect our business, operating results and financial condition.
We have incurred, and will continue to incur, direct and indirect costs as a result of the proposed Acquisition.
We have incurred, and will continue to incur, significant costs and expenses, including fees for professional services and other transaction costs, in connection with the Acquisition, including costs that we may not currently expect. We must pay substantially all of these costs and expenses whether or not the transaction is completed. If the Purchase Agreement is terminated under specified circumstances, we would be required to pay to Stryker a termination fee equal to $150 million. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
Not applicable.
ITEM 6. EXHIBITS.

(a)	Exhibits.
The following exhibits are being filed or furnished with this Quarterly Report on Form 10-Q:

Exhibit No.	Exhibit	Method of Filing
2.1	Purchase Agreement, dated November 4, 2019, among Wright Medical Group N.V., Stryker Corporation and Stryker B.V.*	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 4, 2019 (File No. 001-35065)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002	Furnished herewith

Exhibit No.	Exhibit	Method of Filing
101
The following materials from Wright Medical Group N.V.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of September 29, 2019 and December 30, 2018, (ii) the Consolidated Statements of Operations for the three and nine months ended September 29, 2019 and September 30 2018, (iii) the Consolidated Statements of Comprehensive Loss for the three and nine months ended September 29, 2019 and September 30, 2018, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 29, 2019 and September 30, 2018, (v) the Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended September 29, 2019 and September 30, 2018, and (vi) Notes to Consolidated Financial Statements (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.)
Filed herewith
104	The cover page from Wright Medical Group N.V.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2019 is formatted in iXBRL (Inline eXtensible Business Reporting Language)	Included in Exhibit 101

*     The schedules to the Purchase Agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby agrees to supplementally furnish copies of any such schedules to the U.S. Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
November 8, 2019

WRIGHT MEDICAL GROUP N.V.
By:	/s/ Robert J. Palmisano
Robert J. Palmisano
President and Chief Executive Officer
(principal executive officer)

By:	/s/ Lance A. Berry
Lance A. Berry
Executive Vice President, Chief Financial and Operations Officer
(principal financial officer)