Form 10-K
period 2019-12-29
Wright Medical Group N.V.
filed 2020-02-24
CIK 1492658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
The aggregate market value of the ordinary shares held by non-affiliates of the registrant on June 30, 2019 was $3.7 billion based on the closing sale price of the ordinary shares on that date, as reported by the Nasdaq Global Select Market. For purposes of the foregoing calculation only, the registrant has assumed that all executive officers and directors of the registrant, and their affiliated entities, are affiliates.
As of February 20, 2020, there were 128,733,780 ordinary shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference certain portions of the registrant’s definitive proxy statement for its Extraordinary General Meeting of Shareholders (“Proxy Statement”) anticipated to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be part of this report.

WRIGHT MEDICAL GROUP N.V.
ANNUAL REPORT ON FORM 10-K

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

•	the outcome of any legal proceedings that have been, or in the future may be, instituted against us and others relating to the proposed transaction with Stryker;

•	inability to achieve or sustain profitability;

•	failure to realize the anticipated benefits from previous acquisitions and dispositions, including our October 2018 acquisition of Cartiva, Inc. (Cartiva);

•	failure to obtain anticipated commercial sales of our AUGMENT® Bone Graft and AUGMENT® Injectable products;

•	liability for product liability claims on hip/knee (OrthoRecon) products sold by Wright Medical Technology, Inc. (WMT) prior to the divestiture of the OrthoRecon business;

•
risks and uncertainties associated with our metal-on-metal master settlement agreements and the settlement agreements with certain of our insurance companies, including without limitation, the effect of the broad release of certain insurance coverage for present and future claims;

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

PART I
Item 1. Business.
Overview
Wright Medical Group N.V. (Wright or we) is a global medical device company focused on extremities and biologics products. We are committed to delivering innovative, value-added solutions improving quality of life for patients worldwide and are a recognized leader of surgical solutions for the upper extremities (shoulder, elbow, wrist and hand), lower extremities (foot and ankle) and biologics markets, three of the fastest growing segments in orthopaedics. We market our products in approximately 50 countries with principal markets in the United States, Europe, Asia, Canada, Australia, and Latin America. We believe we are differentiated in the marketplace by our strategic focus on extremities and biologics, our full portfolio of upper and lower extremities and biologics products, and our specialized and focused sales organization.
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
On November 4, 2019, we entered into a definitive agreement with Stryker Corporation (Stryker) and its subsidiary, Stryker B.V. Under the terms of the purchase agreement, and upon the terms and subject to the conditions thereof, Stryker B.V. has commenced a tender offer to purchase all of the outstanding ordinary shares of Wright for $30.75 per share, without interest and less applicable withholding taxes, in cash (the Offer). The Offer is currently scheduled to expire at 9:00 a.m., Eastern Time, on February 27, 2020, but may be extended in accordance with the terms of the purchase agreement between Stryker and Wright. The closing of the transaction is subject to receipt of applicable regulatory approvals, the adoption of certain resolutions relating to the transaction at an extraordinary general meeting of Wright’s shareholders, completion of the tender offer, and other customary closing conditions.
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
Orthopaedic Industry
The total worldwide orthopaedic industry is estimated at approximately $53 billion in 2019. Five multinational companies currently dominate the orthopaedic industry, each with approximately $2 billion or more in annual sales. The size of these companies often allows them to concentrate their marketing and research and development efforts on products they believe will have a relatively high minimum threshold level of sales. As a result, there is an opportunity for a mid-sized orthopaedic company, such as us, to focus on less contested, higher-growth sectors of the orthopaedic market.
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
The extremities market is one of the fastest growing market segments within orthopaedics, with annual growth rates of 7-10%. We believe the extremities market will continue to grow by approximately 6-10% annually. We currently estimate the market for all surgical products used by extremities-focused surgeons to be approximately $3.56 billion in the United States. We believe major trends in the extremities market include procedure-specific and anatomy-specific devices, locking plates, and an increase in total ankle replacement or arthroplasty procedures.
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
The field of biologics employs tissue engineering and regenerative medicine technologies focused on remodeling and regeneration of tendons, ligaments, bone, and cartilage. Biologic products use both biological tissue-based and synthetic materials to allow the body to regenerate damaged or diseased bone and to repair damaged or diseased soft tissue. These products aid the body’s natural regenerative capabilities to heal itself. Biologic products provide a lower morbidity solution to “autografting,” a procedure that involves harvesting a patient’s own bone or soft tissue and transplanting it to a different site. Following an autografting procedure, the patient typically has pain and, at times, complications result at the harvest site after surgery. Biologically or synthetically derived soft tissue grafts and scaffolds are used to treat soft tissue injuries and are complementary to many sports medicine applications, including rotator cuff tendon repair and Achilles tendon repair. Hard tissue biologics products are used in many bone fusion or trauma cases where healing potential may be compromised and additional biologic factors are desired to enhance healing, where the surgeon needs additional bone, or in cases where the surgeon wishes to use materials that are naturally incorporated by the body over time. We estimate that the worldwide orthobiologics market to be over $3.7 billion, and with annual growth rates of 3-4%. Three multinational companies currently dominate the orthobiologics industry.
An important product within our biologics product portfolio is AUGMENT®, which is based on recombinant human platelet-derived growth factor (rhPDGF-BB), a synthetic copy of one of the body’s principal healing agents. We obtained FDA approval of AUGMENT® in the United States for ankle and/or hindfoot fusion indications during the third quarter of 2015. In June 2018, we received premarket approval (PMA) from the FDA for AUGMENT® Injectable. We estimate the U.S. market opportunity for AUGMENT® Bone Graft and AUGMENT® Injectable for ankle and/or hindfoot fusion indications to be approximately $300 million. The main competitors for AUGMENT® Bone Graft and AUGMENT® Injectable are autologous bone grafts, various forms of allograft, and synthetic bone growth substitutes. Autologous bone grafts, which account for a significant portion of total graft volume, are taken directly from the patient. This generally necessitates an additional procedure to obtain the graft, which in turn creates added expense, and increased pain and recovery time. Allografts, which are currently the second most commonly used bone grafts, are taken from human cadavers and processed by either bone banks or commercial firms. Although an obvious advantage to allografts is the fact that a second-site harvesting operation is not required, they carry a slight risk of transmitting pathogens and can also cause immune system reactions. Synthetic grafts are derived from numerous materials, including polymers, calcium sulfate, calcium phosphate, bovine collagen, and coral.
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

Upper Extremities
The upper extremities product category includes joint implants and bone fixation devices for the shoulder, elbow, wrist, and hand. Our global net sales from this product category was $448.2 million, or 48.7% of total net sales, for the fiscal year ended December 29, 2019, as compared to $395.8 million, or 47.3% of total net sales, for the fiscal year ended December 30, 2018.
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

•
Hemi Shoulder Joint Replacement. Our hemi shoulder joint replacement products replace only the humeral head and allow it to articulate against the native glenoid. These products include our PYC HUMERAL HEAD™ and INSPYRE™. PYC stands for pyrocarbon, which is a biocompatible material that has low joint surface friction and a high resistance to wear. The PYC HUMERAL HEAD™ is currently available in certain international markets and has been submitted for FDA approval.

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

•
Convertible Shoulder Joint Replacement. Our convertible shoulder joint replacement products are modular implants that can be converted from a total or hemi shoulder implant to a reversed implant at a later date if the patient requires it. Our convertible joint replacement products include the AEQUALIS ASCEND® FLEX™ convertible shoulder system, which provides anatomic and reversed options within a single system and is designed to offer precise intra-operative implant-to-patient fit and easy conversion to reversed if necessary. We received FDA 510(k) clearance of AEQUALIS® FLEX REVIVE™ revision shoulder system in the third quarter of 2018. The AEQUALIS® FLEX REVIVE™ revision shoulder system is the first system developed specifically for shoulder revision, which was designed to help surgeons remove the old implant with universal instrumentation designed specifically for shoulder applications, rebuild the new implant with control of height, version, and fixation, and to restore stability and function from successful humeral and glenoid reconstruction. AEQUALIS® FLEX REVIVE™ was launched to limited users early in the first quarter of 2019 and was fully launched at the end of the second quarter of 2019.

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

In addition to our shoulder products, our upper extremities product portfolio consists of implants, plates, pins, screws, and nails that are used to treat the elbow, wrist, and hand, and include the following:

•
Total Elbow and Radial Head Replacement. Our total elbow and radial head replacement products address the need for modularity in the anatomically highly-variable joint of the elbow and are designed to give surgeons the ability to reproduce the natural flexion/extension axis and restore natural kinematics of the elbow. Our total elbow replacement products include our LATITUDE® EV™ total elbow prosthesis. Our radial head replacement products include our EVOLVE® modular radial head device, which is a market leading radial head prosthesis that provides different combinations of heads and stems allowing the surgeon to choose implant heads and stems to accommodate the unpredictable anatomy of each patient.

•
Elbow Fracture Repair. We have several plating and screw products designed to repair a fractured elbow. Our radial head plating systems and screws are for surgeons who wish to repair rather than replace a damaged radial head and include our EVOLVE® TRIAD™ fixation system. Our EVOLVE® Elbow Plating System addresses fractures of the distal humerus and proximal ulna. Composed of polished stainless steel, this system was designed to accurately match the patient anatomy to reduce the need for intra-operative bending while providing a low-profile design to minimize post-operative irritation. Both of these products and several of our other products incorporate our ORTHOLOC™ 3Di Polyaxial Locking Technology which is designed to enable optimal screw placement and stability.

•
Wrist Fracture Repair. We have several plating and screw products designed to repair a fractured wrist. Our MICRONAIL® II Intramedullary Distal Radius System is a next-generation minimally invasive treatment for distal radius fractures that is designed to provide immediate fracture stabilization with minimal soft tissue disruption. Also, as the nail is implanted within the bone, it has no external profile on top of the bone, thereby intended to reduce the potential for tendon irritation or rupture, which is an appreciable problem with conventional plates designed to lie on top of the bone. In addition, our RAYHACK® system is comprised of a series of precision cutting guides and procedure-specific plates for ulnar and radial shortening procedures and the surgical treatment of radial malunions and Keinbock’s Disease.

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

Lower Extremities
The lower extremities product category includes joint implants and bone fusion and fixation devices, including plates, pins, screws, and nails, for the foot and ankle. Our global net sales from this product category for the fiscal year ended December 29, 2019 was $340.5 million, or 37.0% of total net sales, as compared to $311.5 million, or 37.3% of total net sales, for the fiscal year ended December 30, 2018.
We are a recognized leader in the United States for foot and ankle surgical products. Our lower extremities product portfolio includes:

•
Total Ankle Joint Replacement. Total ankle joint replacement, also known as total ankle arthroplasty, is a surgical procedure that orthopaedic surgeons use to treat ankle arthritis. Our total ankle joint replacement products include implants for the ankle that involve replacing the joint with an articulating multi-component implant. These joint implants may be mobile bearing, in which the plastic component is free to slide relative to the metal bearing surfaces, or fixed bearing, in which this component is constrained. Our INBONE® Total Ankle Systems, including our third-generation INBONE® II Total Ankle System, are modular prostheses that are designed to allow the surgeon to tailor the fixation stems for the tibial and talar components in order to maximize stability of the implant. The INBONE® II Total Ankle System is the only ankle replacement that offers surgeons multiple implant options with different articular geometry. Our INFINITY® Total Ankle System features a distinctive talar resurfacing option for preservation of talar bone. The combination and interchangeability of both the INBONE® and INFINITY® systems are designed to provide the surgeon with an implant continuum of care concept, allowing the surgeon to address a more bone conserving implant option with INFINITY® all the way to addressing a more complex ankle deformity with INBONE®. Our INBONE® and INFINITY® Total Ankle Systems can be used with our PROPHECY® Preoperative Navigation Guides, which combine computer imaging with a patient’s CT scan, and are designed to provide alignment accuracy while reducing surgical steps. The most recent addition to our Total Ankle System, INVISION™ Total

Ankle Revision System is the first and only system developed specifically for total ankle revision arthroplasty. The INVISION™ Total Ankle Revision System provides a unique solution for even the most difficult revision procedures. Whether leveraged as a standalone construct or in conjunction with INFINITY® and INBONE® components, the INVISION™ Total Ankle Revision System is an important addition to the continuum of care from total ankle replacement through any necessary revisions. The INVISION™ Total Ankle Revision System is designed to help surgeons re-build bone lost through previous surgeries and provide modularity to help restore natural joint height.

•
Ankle Fusion. We have several products used in ankle fusion procedures, which fuse together the tibia, fibula, and talus bones into one bone, and are intended to treat painful, end-stage arthritis in the ankle joint. These products include our ORTHOLOC™ 3Di Ankle Fusion System, VALOR® TTC fusion nail, and the legacy Tornier Maxlock Extreme™ Plate and Screws System.

•
Ankle Fixation and Fracture Repair. We sell a broad range of anatomically designed plates, screws, and nails used to stabilize and heal fractured ankle bones, including our ORTHOLOC™ 2 3Di Ankle Fracture Low Profile System features a complete range of ankle fracture plates designed specifically for the foot and ankle surgeon. The system features low-profile, anatomic plate designs and ORTHOLOC™ 3Di polyaxial locking screw technology, providing an innovative fracture solution that is intended to address a primary need for one of the foot and ankle’s largest market segments.

•
Foot Fusion. We have several products used in foot fusion procedures, which fuse together three bones in the back of the foot into one bone and are used to treat a wide range of conditions, including arthritis, flat feet, rheumatoid arthritis, and previous injuries, such as fractures caused by wear and tear to bones and cartilage. Our foot fusion products include our ORTHOLOC™ 3Di Midfoot Plating System, VALOR® TTC fusion nail and the legacy Tornier Maxlock Extreme™ Plate and Screws System.

•
Foot Fixation and Fracture Repair. Our foot fixation and fracture repair products include plates, screws, and nails used to stabilize and heal foot deformities and fractures. Our CHARLOTTE® CLAW® Compression Plate is the first ever locking compression plate designed for corrective foot surgeries. Our next-generation CLAW® II Compression Plating System expands our plate and screw offering by introducing anatomic plates specifically designed for fusions of the midfoot, and the CLAW® II Polyaxial Compression Plating System incorporates variable-angle locking screw technology and our ORTHOLOC™ 3Di Reconstruction Plating System utilizes our 3Di polyaxial locking technology. We further expanded the ORTHOLOC™ 3Di portfolio with the launch of the ORTHOLOC™ 3Di CROSSCHECK® Plating System. This modular addition is comprised of five uniquely designed plates which offer an inter-fragmentary solution. Our SALVATION™ limb salvage portfolio, which is designed to address the unique demands of advanced midfoot reconstruction, specifically for the treatment of Charcot. Other foot products include the MAXLOCK®, MINIMAX LOCK™ and MINIMAX LOCK EXTREME™ plate and screw systems, BIOFOAM® Wedge System, BIOARCH® Subtalar Arthroereisis Implant, MDI Metatarsal Resurfacing Implant, and TENFUSE® Nail Allograft.

•
Hammertoe Correction. Hammertoe is a contracture (bending) of one or both joints of the second, third, fourth, or fifth (little) toes. Our hammertoe correction products include the PRO-TOE® VO Hammertoe Fixation System, PRO-TOE® C2 Hammertoe Implant, PHALINX® Hammertoe Fixation System, Cannulink Intraosseous Fixation System (IFS), and TENFUSE® PIP Hammertoe Allograft.

•
Toe Joint Replacement. As a result of our acquisition of Cartiva, our lower extremities product portfolio includes Cartiva’s Synthetic Cartilage Implant (SCI), the only PMA approved product for treatment of first Metatarsophalangeal (MTP) joint osteoarthritis. We also sell our Swanson line of toe joint replacement products.

•
Minimally-Invasive Foot and Ankle Surgery. The PROstep™ Minimally-Invasive Foot and Ankle system and MICA™ are designed on the premise that all “current” procedures can be performed through a smaller, minimally invasive, incision, with a focus on preserving the soft tissues. We have MICA™ Screws, PROstep™ Power Box, PROstep™ Burrs, and instruments to perform minimally invasive procedures such as Chevron, Akin, Calcaneal Osteotomies, Hammer toe/Claw toe, Cheilectomy, Bunionectomy, Bunionette and DMMO.

Biologics
The biologics product category includes a broad line of biologic products that are used to support treatment of damaged or diseased bone, tendons, and soft tissues and other biological solutions for surgeons and their patients or to stimulate bone growth. These products focus on supporting biological musculoskeletal repair by utilizing synthetic and human tissue-based materials. Our biologic products are primarily used in extremities-related procedures as well as in trauma-induced voids of the long bones and some spine procedures. Internationally, we offer a bone graft product incorporating antibiotic delivery. Our global net sales from this product category for the fiscal year ended December 29, 2019 was $113.5 million, or 12.3% of total net sales, compared to $108.8 million, or 13.0% of total net sales, for the fiscal year ended December 30, 2018.

Our biologics products include the following:

•
AUGMENT®. An important product within our biologics product portfolio is AUGMENT® Bone Graft. Our AUGMENT® Bone Graft product line is based on recombinant human platelet-derived growth factor (rhPDGF-BB), a synthetic copy of one of the body’s principal healing agents. We obtained FDA approval of AUGMENT® Bone Graft for ankle and/or hindfoot fusion indications in the United States during third quarter of 2015. Prior to FDA approval, this product was available for sale in Canada for foot and ankle fusion indications and in Australia and New Zealand for hindfoot and ankle fusion indications. In June 2018, we received premarket approval from the FDA for AUGMENT® Injectable.

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

•
Soft Tissue Repair. Our soft tissue repair products include our GRAFTJACKET® Regenerative Tissue Matrix, which is a human-derived soft tissue graft designed for augmentation of tendon and ligament repairs, such as those of the rotator cuff in the shoulder and Achilles tendon in the foot and ankle. GRAFTJACKET® Maxforce Extreme is our thickest GRAFTJACKET® matrix, which provides excellent suture holding power for augmenting challenging tendon and ligament repairs. In January 2019, we commenced commercialization of GRAFTJACKET NOW™, a ready to use human acellular dermal scaffold, procured through a separate distribution agreement, and are actively transitioning customers to GRAFTJACKET NOW™. Other soft tissue repair products include our ACTISHIELD™ and ACTISHIELD™ CF Amniotic Barrier Membranes, and VIAFLOW™ and VIAFLOW™ C Flowable Placental Tissue Matrices. Additionally, we introduced BIOSKIN™ Amniotic Wound Matrix in the third quarter of 2019, which is designed to address chronic wounds treated by surgical podiatrists.

Sports Medicine and Other
The sports medicine and other product category includes products used across several anatomic sites to mechanically repair tissue-to-tissue or tissue-to-bone injuries and other ancillary products. Because of its close relationship to extremities joint replacement and bone fixation, our sports medicine portfolio is comprised of products used to complement our upper and lower extremities product portfolios, providing surgeons a variety of products that may be used in upper and lower extremities surgical procedures. Our global net sales from this product category for the fiscal year ended December 29, 2019 was $18.8 million, or 2.0% of total net sales, compared to $20.1 million, or 2.4% of total net sales, for the fiscal year ended December 30, 2018.
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
United States
As of December 29, 2019, our sales and distribution system in the United States consisted of approximately 80 geographic sales territories that are staffed by over 500 direct sales representatives and 29 independent sales agencies or distributors. These sales representatives and independent sales agencies and distributors are generally aligned to selling either our upper extremities products or lower extremities products, but, in some cases, certain agencies or direct sales representatives sell products from both our upper and lower extremities product portfolios in their territories. Our direct sales representatives and independent sales agencies and distributors are provided opportunities for product training throughout the year. We also have working relationships with healthcare dealers, including group purchasing organizations, healthcare organizations, and integrated distribution networks. We believe our success in every market sector is dependent upon having a robust and compelling product offering, and equally as important, a dedicated, highly trained, focused sales organization to service our customers. We plan to continue to strategically focus on and invest in building a competitively superior U.S. sales organization by training and certifying our sales representatives on our innovative product portfolio, continuing to develop and implement strong performance management practices, and enhancing sales productivity.
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
We rely on a limited number of suppliers for certain components and materials used in our products. Our reconstructive joint devices are produced from various surgical grades of titanium, cobalt chrome, stainless steel, various grades of high-density polyethylenes and ceramics. We rely on one source to supply us with a certain grade of cobalt chrome alloy, one supplier for the silicone elastomer used in some of our extremities products, one supplier for our pyrocarbon products, and one supplier to provide a key ingredient of AUGMENT® Bone Graft.
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
Our biologic product line includes one current supplier for our GRAFTJACKET® family of soft tissue repair and graft containment products. We had previously contracted with two suppliers for this product, but ended our relationship with one of the suppliers at the end of 2019. We can continue selling the remaining inventory from this supplier until the inventory is depleted. In addition, certain biologic products depend upon a single supplier as our source for demineralized bone matrix (DBM) and cancellous bone matrix (CBM), and any failure to obtain DBM and CBM from this source in a timely manner will deplete levels of on-hand raw materials inventory and could interfere with our ability to process and distribute allograft products. In addition, we rely on a single supplier of soft tissue graft for BIOTAPE® XM and a single supplier for the calcium sulfate used in our PRO-DENSE™ Injectable Regenerative Graft (PRO-DENSE™). We cannot be sure that our supply of these single source materials will continue to be available at current levels or will be sufficient to meet our needs, or that future suppliers of such materials will be free from FDA regulatory action impacting their sale of such materials.
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
Research and Development
Realizing that new product offerings are a key to our future success, we are committed to a strong research and development program. The intent of our program is to develop new extremities and biologics products and expand our current product offerings and the markets in which they are offered. Our research and development teams are organized and aligned with our product marketing teams and are focused on improving clinical outcomes by designing innovative, clinically differentiated products with improved ease-of-use and by developing new product features and enhanced surgical techniques that can be leveraged across a broader base of surgeon customers. Our internal research and development teams work closely with external research and development consultants and a global network of physicians and medical personnel in hospitals and universities to ensure we have broad access to best-in-class ideas and technologies to drive our product development pipeline. We also have an active business development team that actively evaluates novel technologies and development stage products. In addition, our clinical and regulatory departments are devoted to verifying the safety and efficacy of our products according to regulatory standards enforced by the FDA and other international regulatory bodies. Our research and development expenses totaled $74.1 million, $59.1 million and $50.1 million in 2019, 2018, and 2017, respectively. Our research and development activities are principally located in Memphis, Tennessee; Montbonnot, France; Plouzané, France; and Columbia City, Indiana, with additional staff in Grenoble, France; and Bloomington, Minnesota.
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
In the biologics area, we have research and development projects underway that are designed to provide differentiation of our advanced materials in the marketplace. We are particularly focused on the integration of our biologic product platforms into extremities procedures and potential new applications for our AUGMENT® Bone Graft and AUGMENT® Injectable.
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
The Centers for Medicare & Medicaid Services (CMS), the U.S. agency responsible for administering the Medicare program, sets national Medicare coverage and payment policies for the Medicare program. CMS may adopt policy changes that impact our products through national coverage determinations, Medicare payment regulations or other mechanisms. CMS is responsible for establishing level II Healthcare Common Procedure Coding System (HCPCS) codes used to identify certain medical products, biologics, and implants. Local coverage determinations also can be adopted by CMS contractors. Additionally, Congress periodically adopts legislation that impacts reimbursement under federal health programs.
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
We believe that the overall escalating cost of medical products and services for governments and private health insurers is increasing pressures on the healthcare and medical device industry to reduce the costs of products and services. Third-party payors are developing increasingly-sophisticated methods of controlling healthcare costs through measures including, but not limited to, bundled payments, episode-of-care risk-sharing methodologies, health technology assessments, coverage with evidence development requirements, payment linked to quality, pay-for-performance, comparative effectiveness reviews, prospective reimbursement, capitation programs, group purchasing, redesign of benefit offerings, pre-approvals and second opinion requirements, site-of-care limitations, careful review of bills, encouragement of healthier lifestyles and promotion of preventative services, and exploration of more cost-effective methods of delivering healthcare. Adoption or expansion of these or other types of cost control measures could potentially impact market access and pricing structures for our products, which in turn could impact our future sales. There can be no assurance that third-party reimbursement will be available or adequate, or that current and future legislation, regulation or reimbursement policies of third-party payors will not adversely affect the demand for our products or our ability to sell our products on a profitable basis. If third-party payor reimbursement is unavailable or inadequate, it could have a material adverse effect on our business, operating results, and financial condition.
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
Employees
As of December 29, 2019, we had 3,030 employees. We believe that we have a good relationship with our employees.
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
On November 4, 2019, we entered into a Purchase Agreement (the Purchase Agreement) with Stryker and Stryker’s subsidiary, Stryker B.V., related to the proposed acquisition of Wright by Stryker (the Acquisition). Pursuant to the Purchase Agreement, and upon the terms and subject to the conditions thereof, Stryker B.V. has commenced a tender offer (the Offer) to purchase all of our outstanding ordinary shares. If certain conditions are satisfied or waived to the extent they can be waived and the Offer closes,

Stryker may acquire any Wright shares that were not tendered in the Offer through a reorganization of the company. The obligation of Stryker and Stryker B.V. to consummate the Offer is subject to the condition that there be validly tendered and not withdrawn prior to the expiration of the Offer a number of ordinary shares representing at least 95% of the ordinary shares outstanding as of the scheduled expiration of the Offer (such condition, the Minimum Condition); provided, that Stryker may elect to reduce the Minimum Condition to a percentage of not less than 80%; and provided further that if Wright’s shareholders have adopted certain resolutions related to the reorganization of the company at an extraordinary general meeting of shareholders, the Minimum Condition will be reduced to 80%. The Minimum Condition may not be waived by Stryker without the prior written consent of Wright. The obligation of Stryker B.V. to consummate the Offer is also subject to the expiration of the waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (HSR Act), and the receipt of other required approvals and clearances under applicable antitrust laws, the adoption of certain resolutions by Wright’s shareholders at the extraordinary general meeting of shareholders and other customary conditions. We currently expect the Acquisition to close during the second half of 2020, but no assurance can be provided that it will close within this time frame, or at all.
We cannot predict whether and when the conditions to the Offer will be satisfied. If one or more of these conditions is not satisfied, and as a result, we do not complete the proposed Acquisition, we would remain liable for significant transaction costs, and the focus of our management would have been diverted from seeking other potential strategic opportunities, in each case without realizing any benefits of the proposed Acquisition. Certain costs associated with the proposed Acquisition have already been incurred or may be payable even if the proposed Acquisition is not consummated. Finally, any disruptions to our business resulting from the announcement and pendency of the proposed Acquisition, including any adverse changes in our relationships with our customers, partners, suppliers and employees, could continue or accelerate in the event that we fail to consummate the proposed Acquisition.
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
We may incur additional costs in connection with the defense or settlement of existing and any future shareholder litigation in connection with the proposed Acquisition, including the two shareholder lawsuits to date that have been brought against us in connection with the Acquisition. See Legal Proceedings for additional information regarding these lawsuits. These lawsuits or other future litigation may adversely affect our ability to complete the proposed Acquisition. We could incur significant costs in connection with any such litigation lawsuits, including costs associated with the indemnification of obligations to our directors. Furthermore, one of the conditions to the closing of the proposed Acquisition is the absence of any governmental order or law preventing the Acquisition or making the consummation of the proposed Acquisition illegal. Consequently, if a plaintiff were to secure injunctive or other relief prohibiting, delaying or otherwise adversely affecting our ability to complete the proposed Acquisition, then such injunctive or other relief may prevent the proposed Acquisition from becoming effective within the expected time frame or at all.
We may be unable to obtain the regulatory approvals required to complete the proposed Acquisition.
One of the conditions to consummation of the proposed Acquisition is receipt of certain regulatory approvals, including the expiration or termination of the applicable waiting periods (and any extension thereof) under the HSR Act and antitrust notification and approvals in certain European and other jurisdictions. On December 31, 2019, Wright and Stryker each received a request for additional information and documentary materials with respect to the Offer (a Second Request) from the U.S. Federal Trade Commission. As a result of the Second Requests, the waiting period under the HSR Act applicable to the Offer has been extended until 11:59 p.m., Eastern Time, on the 10th calendar day following the date on which Stryker substantially complies with the Second Request it received, unless such waiting period is earlier terminated. Thereafter, the waiting period may be extended only by court order or with Stryker’s consent. There can be no assurance that such regulatory approvals, or any other regulatory approvals that might be required to consummate the proposed Acquisition, will be obtained. If such regulatory approvals are obtained, there can be no assurance as to the timing of such approvals, our ability to obtain the approvals on satisfactory terms or the absence of any litigation challenging such approvals.
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
Whether or not the proposed Acquisition is consummated, the proposed Acquisition may disrupt our current plans and operations, which could have an adverse effect on our business and financial results. The pendency of the Acquisition may also divert management’s attention and our resources from ongoing business and operations and our employees and other key personnel may have uncertainties about the effect of the proposed Acquisition, and the uncertainties may impact our ability to retain, recruit and hire key personnel while the proposed Acquisition is pending or if it fails to close. Furthermore, if key personnel depart because of such uncertainties, or because they do not wish to remain with the combined company after closing, our business and results of operations may be adversely affected. In addition, we cannot predict how our suppliers, customers and other business partners will view or react to the proposed Acquisition upon consummation. If we are unable to reassure our customers, suppliers and other business partners to continue transacting business with us, our sales, financial condition and results of operations may be adversely affected.
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
We have a history of operating losses, and at December 29, 2019, we had an accumulated deficit of $1.7 billion. Our ability to achieve profitability will be influenced by many factors, including, among others, the success of prior acquisitions; the level and timing of future net sales and expenditures; development, commercialization and market acceptance of new products; the results and scope of ongoing research and development projects; competing technologies and market developments; regulatory requirements and delays; and pending litigation. As a result, we may continue to incur operating losses for the foreseeable future. These losses will continue to have an adverse impact on our shareholders’ equity, and we may never achieve or sustain profitability.
Our strategy to become a profitable, high-growth, pure-play medical technology company and command the market valuation typically accorded such companies may not be successful.
The divestiture of the OrthoRecon business, the Wright/Tornier merger, the divestiture of legacy Tornier’s large joints business and our acquisitions of IMASCAP and Cartiva are part of our strategy to transform ourselves into a profitable, high-growth, pure-play medical technology company and command the market valuation typically accorded such companies. If we are unable to achieve our growth and profitability objectives due to competition, lack of acceptance of our products, failure to gain regulatory approvals, or other risks as described in this section or other sections of this report, or due to other events, we will not be successful in transforming our business and will not be accorded the market valuation we seek.
Our digital strategy to develop new platforms, accelerate surgical solutions and drive software technology innovation across our business may not be successful and, even if successful, may increase or accentuate certain existing risks or add new risks and complications to our business.
In May 2019, we announced the creation of a new digital organization intended to execute on our strategy to develop new platforms, accelerate surgical solutions and drive software technology innovation across our business organization headed by a new Chief Digital Officer. Our digital strategy is to build upon our highly differentiated, market-leading BLUEPRINT™ software by leveraging emerging technologies, such as artificial intelligence and augmented reality, to provide innovative and transformative software-enabled surgery platforms and solutions for the extremities markets. While we believe the opportunities for Wright in further developing and deploying our digital technology, including our BLUEPRINT platform into other areas, are significant, we can provide no assurance that our digital strategy, and the investments we intend to make in furtherance thereof, will be successful due to factors, including, among others, competition, lack of acceptance, failure to gain regulatory approvals, or other risks as described in this section or other sections of this report, or due to other events. Even if we are successful in implementing our digital strategy, this strategy may increase or accentuate certain existing risks or add new risks and complications to our business, including, among others, risks involving intellectual property; data acquisition, maintenance, privacy and security; regulatory requirements; clinical effectiveness; physician training; product and software errors and defects; product recall and safety; changing industry standards and customer preferences; competition; technology obsolescence; need to hire and retain qualified personnel; and market acceptance. If these or any other risks materialize with respect to our digital strategy, our business, operating results and reputation could be harmed.
We may never realize the expected benefits of our strategic business combinations or acquisition transactions.
In addition to developing new products and growing our business internally, we have sought to grow through business combinations and acquisitions of complementary businesses, technologies and products. Examples include our acquisition of Cartiva in October 2018, our acquisition of IMASCAP in December 2017, the Wright/Tornier merger in October 2015, legacy Wright’s acquisition of BioMimetic in early 2013, as well as its acquisitions of Biotech International in November 2013, Solana Surgical, LLC in January 2014, and OrthoPro, L.L.C. in February 2014. Business combinations and acquiring new businesses involve a myriad of risks. Whenever new businesses are combined or acquired, there is a risk we may fail to realize some or all of the anticipated benefits, financial or otherwise, of the transaction. This failure could be a result of clinical issues with acquired products, introduction of competitive products with superior attributes than the acquired products, the failure to achieve wide market acceptance of the acquired products due to regulatory, cost, reimbursement or other issues, or a delay or failure to drive sales of the acquired products to anticipated levels.
We may fail to realize the expected benefits of our business combinations or acquisitions if the combined or acquired business fails to meet our net sales projections, exposes us to unexpected liabilities, or if our pre-acquisition due diligence fails to uncover issues that negatively affect the value or cost structure of the acquired enterprise. Additionally, if integration of the businesses proves to be more complicated than planned, we may fail to realize operational synergies and/or fail to mitigate operational dis-synergies resulting in diversion of management attention and/or loss of key personnel. Any difficulties in the integration of acquired businesses or unexpected penalties or liabilities in connection with such businesses could have a material adverse effect on our business, operating results and financial condition, including decreasing or delaying an anticipated accretive effect of a transaction, or result in a decrease in our share price or new litigation.
Although we carefully plan our business combinations and acquisitions, there can be no assurances that these and other risks will not prevent us from realizing the expected benefits of these transactions. If we do not achieve the anticipated benefits of an acquisition as rapidly as expected, or at all, investors or analysts may not perceive the same benefits of the acquisition as we do. If these risks materialize, our ordinary share price could be materially adversely affected. Finally, future acquisitions may require equity or debt financing, the dilutive or other effects of which could negatively impact the anticipated benefits of the transaction or restrict our business.
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
Prior to the public announcement of the proposed Acquisition, we typically provided projected financial information, such as our anticipated annual net sales, adjusted earnings and adjusted earnings before interest, taxes, depreciation, and amortization. These financial projections were based on management’s then current expectations and typically did not contain any significant margin of error or cushion for any specific uncertainties or for the uncertainties inherent in all financial forecasting. The failure to achieve any future financial projections we may provide or the projections of analysts and investors could have an adverse effect on our business, disappoint analysts and investors, and cause the market price of our ordinary shares to decline. Our net sales performance has been outside of our guidance range in certain quarters, which negatively impacted the market price of our ordinary shares, and could do so in the future should our results fall below our guidance range and the expectations of analysts and investors.
We also set goals and objectives for, and make public statements regarding, the timing of certain accomplishments and milestones regarding our business or operating results, such as the anticipated timing of the proposed Acquisition, long-term financial targets, the timing of financial objectives, new products, regulatory actions, pending litigation, and anticipated distributor and sales representative transitions. The achievement of these goals and objectives and the actual timing of these events can vary dramatically due to a number of factors, including the risk factors described in this report. As a result, there can be no assurance that we will succeed in achieving our projected goals and objectives in the time periods that we anticipate or announce publicly. The failure to achieve such projected goals and objectives in the time periods that we anticipate or announce publicly could have an adverse effect on our business, disappoint investors and analysts, and cause the market price of our ordinary shares to decline.
Our quarterly operating results are subject to substantial fluctuations, and you should not rely on them as an indication of our future results.
Our quarterly operating results may vary significantly due to a combination of factors, many of which are beyond our control. These factors include:

•	demand for products, which historically has been lowest in the third quarter;

•	our ability to meet the demand for our products;

•	the level of competition;

•	the number, timing, and significance of new products and product introductions and enhancements by us and our competitors;

•	our ability to develop, introduce, and market new and enhanced versions of our products on a timely basis;

•	the timing of or failure to obtain regulatory clearances or approvals for products;

•	changes in pricing policies by us and our competitors;

•	changes in the treatment practices of orthopaedic surgeons;

•	changes in distributor relationships and sales force size and composition;

•	the timing of material expense- or income-generating events and the related recognition of their associated financial impact;

•	the number and mix of products sold in the quarter and the geographies in which they are sold;

•	the number of selling days;

•	the availability and cost of components and materials;

•	prevailing interest rates on our excess cash investments;

•	fluctuations in foreign currency exchange rates;

•	the timing of significant orders and shipments;

•	ability to obtain reimbursement for our products and the timing of patients’ use of their calendar year medical insurance deductibles;

•	work stoppages or strikes in the healthcare industry;

•	changes in FDA and foreign governmental regulatory policies, requirements, and enforcement practices;

•	changes in accounting standards, policies, estimates, and treatments;

•	restructuring, impairment, and other special charges, costs associated with our pending litigation and U.S. governmental inquiries, and other charges;

•	variations in cost of sales due to the amount and timing of excess and obsolete inventory charges, commodity prices, and manufacturing variances;

•	income tax fluctuations and changes in tax rules;

•	general economic factors; and

•	increases of interest rates, which can increase the cost of borrowings under our Credit Agreement, and generally affect the level of economic activity.
We believe our quarterly sales and operating results may vary significantly in the future, and period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. We cannot assure you that our sales will increase or be sustained in future periods or that we will be profitable in any future period. Any shortfalls in sales or earnings from levels expected by securities or orthopaedic industry analysts could have an immediate and significant adverse effect on the trading price of our ordinary shares in any given period.
Although legacy Wright divested the OrthoRecon business, legacy Wright remains responsible, as between it and MicroPort, for liability claims on OrthoRecon products sold prior to closing and might still be sued on products sold after closing.
Although OrthoRecon product liability expenses are accounted for under our discontinued operations, the agreement between WMG and MicroPort requires that legacy Wright, as between it and MicroPort, retain responsibility for product liability claims on OrthoRecon products sold prior to closing and for any resulting settlements, judgments, or other costs. Moreover, even though MicroPort, as between it and legacy Wright, is responsible for liability claims on post-closing sales, there can be no assurance we will not be named as a defendant in a lawsuit relating to such post-closing sales, or that MicroPort will have adequate resources to exonerate legacy Wright from any resulting expenses or liabilities.
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
We have been named as a defendant, in some cases with multiple other defendants, in lawsuits in which it is alleged that certain defects in the design, manufacture, or labeling of certain metal-on-metal and other hip replacement products rendered the products defective. The pre-trial management of certain of the metal-on-metal claims was consolidated in the federal court system, in the United States District Court for the Northern District of Georgia under multi-district litigation (MDL) and certain other claims by the Judicial Counsel Coordinated Proceedings in state court in Los Angeles County, California (JCCP). Pursuant to previously disclosed settlement agreements with the Court-appointed attorneys representing plaintiffs in the MDL and JCCP, the MDL and JCCP were closed to new cases effective October 18, 2017 and October 31, 2017, respectively. Excluding claims resolved in the settlement agreements, as of December 29, 2019, there were approximately 205 unresolved metal-on-metal hip cases pending in the U.S. This number includes cases ineligible for settlement, cases which opted out of settlement, post-settlement cases, tolled cases, and existing state court cases that were not part of the MDL or JCCP. As of December 29, 2019, we estimate there also were pending approximately 27 non-U.S. metal-on metal cases, 9 unresolved U.S. modular neck cases alleging claims related to the release of metal ions and zero non-U.S. modular neck cases with such metal ion allegations, 22 unresolved U.S. titanium modular neck fracture cases, 50 unresolved non-U.S. titanium modular neck fracture cases, seven U.S. cobalt chrome modular neck fracture cases, and seven non-U.S. cobalt chrome modular neck fracture cases. We also estimate that as of December 29, 2019 there were approximately 514 non-revision claims either dismissed or awaiting dismissal from the MDL and JCCP pursuant to the terms of the settlement agreements. Although there is a limited time period during which dismissed non-revision claims may be refiled, it is presently unclear how many non-revision claimants will elect to do so. As of December 29, 2019, no dismissed non-revision case has been refiled. We believe we have data that supports the efficacy and safety of these hip products and have been vigorously defending these cases.

Our material product liability litigation is discussed in Note 17 to our consolidated financial statements. These matters are subject to many uncertainties, and outcomes are not predictable. Regardless of the outcome of these matters, legal defenses are costly. We have incurred and expect to continue to incur substantial legal expenses in connection with the defense of these matters. We could incur significant liabilities associated with adverse outcomes that exceed our products liability insurance coverage, which could adversely affect our operating results or results from discontinued operations and financial condition. The ultimate cost to us with respect to product liability claims could be materially different than the amount of the current estimates and accruals and could have a material adverse effect on our financial position, operating results or results from discontinued operations, and cash flows.
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
On February 22, 2018, we and certain of our subsidiaries entered into a Settlement and Release Agreement (Second Insurance Settlement Agreement) with Federal Insurance Company, a subsidiary of Chubb Insurance (Federal), pursuant to which Federal has paid us a single lump sum payment of $15 million (in addition to $5 million previously paid by Federal). This amount is in full satisfaction of all potential liability of Federal relating to designated metal-on-metal hip claims, including but not limited to all claims asserted by our subsidiary, WMT, against Federal in the previously disclosed insurance coverage litigation.
On April 19, 2018, we and certain of our subsidiaries entered into a Settlement and Release Agreement (Third Insurance Settlement Agreement) with Catlin Underwriting Agencies Limited for and on behalf of Syndicate 2003 at Lloyd’s of London (Lloyd’s Syndicate 2003), pursuant to which Lloyd’s Syndicate 2003 has paid us a single lump sum payment of $1.9 million (in addition to $5 million previously paid by Lloyd’s Syndicate 2003). This amount is in full satisfaction of all potential liability of Lloyd’s Syndicate 2003 relating to designated metal-on-metal hip claims, including but not limited to all claims asserted by our subsidiary WMT against Lloyd’s Syndicate 2003 in the previously disclosed insurance coverage litigation.
On October 7, 2019, we entered into a settlement agreement with Lexington Insurance Company (Lexington) to settle all presently remaining disputes between us, pursuant to which, among other things, Lexington bought back the subject insurance policies for an aggregate of $15.5 million (in addition to $5 million previously paid by Lexington). This settlement is in full satisfaction of all potential liability of Lexington relating to metal-on-metal hip claims, including but not limited to all claims asserted by our subsidiary, WMT, against Lexington.
As a result of the above-mentioned settlement agreements, we have no further coverage from the Three Settling Insurers for present or future metal-on-metal or metal ion claims, and we have no further coverage from Federal, Lloyd’s Syndicate 2003 or Lexington for present or future metal-on-metal claims (as defined in the settlement agreements).
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
In August 2015, MicroPort announced the voluntary recall of a certain size of its PROFEMUR® Long Cobalt Chrome Modular Neck devices manufactured from June 15, 2009 to July 22, 2015. Because MicroPort did not acquire the OrthoRecon business until January 2014, many of the recalled devices were sold by legacy Wright prior to the acquisition by MicroPort. Under the asset purchase agreement with MicroPort, legacy Wright retained responsibility, as between it and MicroPort, for claims for personal injury relating to sales of these products prior to the acquisition. We were not consulted by MicroPort in connection with its recall, and we were aware of only 14 lawsuits alleging personal injury related to cobalt chrome neck fractures (seven in the United States and seven outside the United States) as of December 29, 2019. However, if the number of product liability claims alleging personal injury from fractures of cobalt chrome modular necks we sold prior to the MicroPort transaction were to become significant, this could have an adverse effect on our results from discontinued operations and financial condition.
A competitor’s recall of its modular hip systems, and the liability claims and adverse publicity which ensued, could generate copycat claims against modular hip systems legacy Wright sold.
On July 6, 2012, Stryker announced the voluntary recall of its Rejuvenate Modular and ABG II modular neck hip stems citing risks including the potential for fretting and/or corrosion at or about the modular neck junction. Although Stryker’s recalled modular neck hip stems differ in design and material from the PROFEMUR® modular neck systems legacy Wright sold before divestiture of the OrthoRecon business, we have previously noted the risk that Stryker’s recall and the resultant publicity could negatively impact sales of modular neck systems of other manufacturers, including the PROFEMUR® system, and that Stryker’s action has increased industry focus on the safety of cobalt chrome modular neck products. We have carefully monitored the clinical performance of the PROFEMUR® modular neck hip system, which combine a cobalt chrome modular neck and a titanium stem. With over 33,000 units sold since this version was introduced in 2009, and an extremely low complaint rate, we remain confident in the safety and efficacy of this product. Nevertheless, in light of Stryker’s recall, the resulting product liability claims to which it has been subject, and the general negative publicity surrounding “metal-on-metal” articulating surfaces (which do not involve modular hip stems), there remains a risk that, even in the absence of clinical evidence, claims for personal injury relating to sales of these products before divestiture of the OrthoRecon business could increase, which could have an adverse effect on our financial condition and results from discontinued operations since legacy Wright retained responsibility, as between it and MicroPort, for these claims. Since the 2012 Stryker recall, we have from time to time been subject to product liability claims alleging corrosion of cobalt chrome modular necks. We presently have approximately nine such unresolved lawsuits pending in various U.S. courts and zero non-U.S. cases with such allegations.
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
We have a significant amount of indebtedness including, as of December 29, 2019, $814.6 million in aggregate principal with additional accrued interest under WMG’s 1.625% cash convertible senior notes due 2023 (2023 Notes), $395.0 million in aggregate principal with additional accrued interest under our 2.25% cash convertible senior notes due 2021 (2021 Notes) and $56.5 million in aggregate principal with additional accrued interest under WMG’s 2.00% cash convertible senior notes due 2020 (2020 Notes, together with the 2023 Notes and 2021 Notes, the Notes). The 2023 Notes and 2020 Notes are guaranteed by Wright Medical Group N.V. In addition, under our amended and restated credit, security and guaranty agreement (as amended, Credit Agreement) with Midcap Funding IV Trust and the additional lenders from time to time party thereto (Lenders), WMG and certain of our other wholly-owned U.S. subsidiaries have access to a $175 million senior secured asset based line of credit, subject to the satisfaction of a borrowing base requirement, and which may be increased by up to $75 million upon our request, subject to the consent of the Lenders (ABL Facility), as well as a $55 million term loan facility (Term Loan Facility), an initial $20 million of which was funded at closing of this facility in May 2018 and the remaining $35 million of which is available to be borrowed until May 7, 2021. As of December 29, 2019, $20.7 million in aggregate principal plus additional accrued interest was outstanding under the ABL Facility and $20.0 million in aggregate principal plus additional accrued interest was outstanding under the Term Loan Facility. As of December 29, 2019, our total indebtedness under the Notes and Credit Agreement was $1.3 billion, excluding accrued interest, unamortized debt discount, and unamortized deferred financing fees.
Our ability to make payments on, and to refinance, our indebtedness, including the Notes and amounts borrowed under the ABL Facility and Term Loan Facility, and our ability to fund planned capital expenditures, contractual cash obligations, research and development efforts, working capital, acquisitions, and other general corporate purposes depends on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors, some of which are beyond our control. If we do not generate sufficient cash flow from operations or if future borrowings are not available to us in an amount sufficient to pay our indebtedness, including payments of principal upon conversion of outstanding Notes, on their respective maturity dates, on the maturity date of the Credit Agreement or in connection with a transaction involving us that constitutes a fundamental change under the respective indenture governing the Notes or under the Credit Agreement, or to fund our liquidity needs, we may be forced to refinance all or a portion of our indebtedness on or before the maturity dates thereof, sell assets, reduce or delay capital expenditures, seek to raise additional capital, or take other similar actions. We may not be able to execute any of these actions on commercially reasonable terms or at all. Our ability to refinance our indebtedness will depend on our financial condition at the time, the restrictions in the instruments governing our indebtedness, and other factors, including market conditions. In addition, in the event of a default under the Notes or under the Credit Agreement, the holders and/or the trustee under the indentures governing the Notes or the Lenders may accelerate payment obligations under the Notes and/or the amounts borrowed under the Credit Agreement, respectfully, which could have a material adverse effect on our business, financial condition, and operating results. In addition, the Notes and Credit Agreement contain cross default provisions. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance or restructure our obligations on commercially reasonable terms or at all, would likely have an adverse effect, which could be material, on our business, financial condition, and operating results.

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
In addition, under our Notes, we are required to offer to repurchase the Notes upon the occurrence of a fundamental change, which would include consummation of the Offer. We also expect that the Offer will trigger certain conversion rights under each of the indentures governing the Notes prior to the closing of the proposed Acquisition.
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
A failure to comply with the covenants and other provisions of the indentures governing the Notes or the Credit Agreement could result in events of default under such indentures or Credit Agreement, especially in light of the cross default provisions, which could require the immediate repayment of our outstanding indebtedness. If we are at any time unable to generate sufficient cash flows from operations to service our indebtedness when payment is due, we may be required to attempt to renegotiate the terms of the indentures, the Credit Agreement and other agreements relating to the indebtedness, seek to refinance all or a portion of the indebtedness, or obtain additional financing. There can be no assurance that we will be able to successfully renegotiate such terms, that any such refinancing would be possible, or that any additional financing could be obtained on terms that are favorable or acceptable to us.
The terms of the Credit Agreement could limit our ability to conduct our business, take advantage of business opportunities and respond to changing business, market, and economic conditions.
Our Credit Agreement includes a number of significant financial and operating restrictions. For example, the Credit Agreement contains financial covenants that, among other things, require us to maintain minimum liquidity and achieve certain revenue thresholds and contains provisions that restrict our ability, subject to specified exceptions, to, among other things:

•	make loans and investments, including acquisitions and transactions with affiliates;

•	create liens or other encumbrances on our assets;

•	dispose of assets;

•	enter into contingent obligations;

•	engage in mergers or consolidations; and

•	pay dividends.
A breach of any of these covenants could result in a default under the Credit Agreement, which could trigger acceleration of indebtedness under the ABL Facility and the Term Loan Facility. In addition, these provisions may limit our ability to conduct our business, take advantage of business opportunities, and respond to changing business, market, and economic conditions. In addition, they may place us at a competitive disadvantage relative to other companies that may be subject to fewer, if any, restrictions or may otherwise adversely affect our business. Certain transactions that we may view as important opportunities, such as significant acquisitions, may be subject to the consent of the Lenders, which consent may be withheld or granted subject to conditions specified at the time that may affect the attractiveness or viability of the transaction. The Lenders may accelerate payment of the amounts borrowed under the Credit Agreement upon the occurrence of a fundamental change, which would include consummation of the Offer. Under the terms of the Purchase Agreement with Stryker, we must obtain a waiver from the Lenders of any default under the Credit Agreement in connection with the proposed Acquisition or repay all amounts owed under the Credit Agreement and terminate the Credit Agreement.
The Credit Agreement involves additional risks that may adversely affect our liquidity, results of operations, and financial condition.
Availability under the ABL Facility is based on the amount of certain eligible receivables, eligible equipment, eligible inventory and eligible surgical instrumentation less specified reserves as described in Note 10 to our consolidated financial statements. As a result, our access to credit under the ABL Facility is potentially subject to fluctuations depending on the value of the eligible assets in the borrowing base as of any valuation date. Our inability to borrow additional amounts under the ABL Facility may adversely affect our liquidity, results of operations, and financial condition. In addition, all payments on our accounts receivable are required under the Credit Agreement to be directed to deposit accounts under the control of the ABL Facility agent for application to amounts outstanding under the ABL Facility. The Lenders may exercise control over such amounts when they are entitled to exercise default remedies, which may adversely affect our ability to fund our operations.
Our outstanding indebtedness under the ABL Facility and Term Loan Facility bears interest at variable rates, which subjects us to interest rate risk and could increase the cost of servicing our indebtedness. The impact of increases in interest rates could be more significant for us than it would be for some other companies because of our indebtedness, thereby affecting our profitability. In the event of a default under any of our other material debt instruments, the lenders under the ABL Facility and Term Loan Facility may terminate their commitments to lend additional money and declare all amounts outstanding thereunder to be immediately due and payable. Additionally, a default under the Credit Agreement could result in a cross-default under the Notes. While an event of default is continuing under the Credit Agreement, the lenders thereunder may elect to increase the rates at which interest accrues. Subject to certain exceptions, amounts outstanding under the Credit Agreement are secured by a senior first priority security interest in substantially all existing and after-acquired assets of our company and borrower. Accordingly, under certain circumstances, the Lenders under the Credit Agreement could seek to enforce security interests in our assets securing our indebtedness under the Credit Agreement, including restricting our access to collections on our accounts receivable. Any acceleration of amounts due under our Credit Agreement or the exercise by the lenders thereto of their rights under the security documents, would have a material adverse effect on us. In addition, the ABL Facility is subject to market deterioration or other factors that could jeopardize the counterparty obligations of one or more of the Lenders, which could have an adverse effect on our business if we are not able to replace such ABL Facility and Term Loan Facility or find other sources of liquidity on acceptable terms.
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
In connection with the hedge and warrant transactions associated with the Notes, these financial institutions purchased our ordinary shares in secondary market transactions and entered into various over-the-counter derivative transactions with respect to our ordinary shares. These entities or their affiliates are likely to modify their hedge positions from time to time prior to conversion or maturity of the Notes by purchasing and selling our ordinary shares, other of our securities, or other instruments they may wish to use in connection with such hedging. Any of these transactions and activities could adversely affect the value of our ordinary shares and, as a result, the number and value of the ordinary shares holders will receive upon conversion of the Notes. In addition, subject to movement in the price of our ordinary shares, if the hedge transactions settle in our favor, we could be exposed to credit risk related to the other party with respect to the payment we are owed from such other party. The strike prices of the Notes hedges and exercise prices of the warrants are subject to adjustment upon the occurrence of certain events, including in connection with the Offer. If any of the participants in the hedge transactions is unwilling or unable to perform its obligations for any reason, we would not be able to receive the benefit of such transaction. We cannot provide any assurances as to the financial stability or viability of any of the participants in the hedge transactions.
Rating agencies may provide unsolicited ratings on the Notes or the Credit Agreement that could reduce the market value or liquidity of our ordinary shares.
We have not requested a rating of the Notes or the Credit Agreement from any rating agency, and we do not anticipate that the Notes or the Credit Agreement will be rated. However, if one or more rating agencies independently elects to rate the Notes or the Credit Agreement and assigns the Notes or the Credit Agreement a rating lower than the rating expected by investors, or reduces such rating in the future, the market price or liquidity of the Notes and our ordinary shares could be harmed. Should a decline in the market price of the Notes, as compared to the price of our ordinary shares, occur, this may trigger the right of the holders of the Notes to convert such Notes into cash and our ordinary shares, as applicable.

We may need additional financing to satisfy our anticipated future liquidity requirements or to make opportunistic acquisitions, which financing may not be available on favorable terms at the time it is needed and which could reduce our operational and strategic flexibility.
Although it is difficult for us to predict our future liquidity requirements, we believe that our cash and cash equivalents balance of approximately $166.9 million, the $154.3 million in availability under the ABL Facility and the $35 million available under the Term Loan Facility, as of December 29, 2019, will be sufficient for the next 12 months to fund our working capital requirements and operations, permit anticipated capital expenditures in 2020 of approximately $80.0 million, pay retained metal-on-metal product and other liabilities of the OrthoRecon business, including without limitation amounts under the MSA and Second Settlement Agreements, net of insurance recoveries, fund contingent consideration, and meet our other anticipated contractual cash obligations in 2020.
In the event that we would require additional working capital to fund future operations, we could seek to acquire that through increasing the revolving line of credit under the ABL Facility by up to an additional $75.0 million, borrowing the remaining $35.0 million under the Term Loan Facility or additional equity or debt financing arrangements which may or may not be available on favorable terms at such time. If we raise additional funds by issuing equity securities, our shareholders may experience dilution. Additional debt financing, if available, may involve additional covenants restricting our operations or our ability to incur additional debt, in addition to those under our existing indentures and the Credit Agreement. Any additional debt financing or additional equity that we raise may contain terms that are not favorable to us or our shareholders. If we do not have, or are not able to obtain, sufficient funds, we may not be able to develop or enhance our products, execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements, or we may have to delay development or commercialization of our products or scale back our operations.
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
Our biologic product line includes one current supplier for our GRAFTJACKET® family of soft tissue repair and graft containment products. We had previously contracted with two suppliers for this product, but ended our relationship with one of the suppliers at the end of 2019. We can continue selling the remaining inventory from this supplier until the inventory is depleted. In addition, certain biologic products depend upon a single supplier as our source for demineralized bone matrix (DBM) and cancellous bone matrix (CBM), and any failure to obtain DBM and CBM from this source in a timely manner will deplete levels of on-hand raw materials inventory and could interfere with our ability to process and distribute allograft products. We rely on a single not-for-profit tissue bank to meet all of our DBM and CBM order requirements, a key component in the allograft products we currently produce, market, and distribute. In addition, we rely on a single supplier of soft tissue graft for BIOTAPE® XM and a single supplier for the calcium sulfate used in our PRO-DENSE™ Injectable Regenerative Graft (PRO-DENSE™). We cannot be sure that our supply of these single source materials will continue to be available at current levels or will be sufficient to meet our needs, or that future suppliers of such materials will be free from FDA regulatory action impacting their sale of such materials. As there are a small number of suppliers, if we cannot continue to obtain such materials from our current sources in volumes sufficient to meet our needs, we may not be able to locate replacement sources of such materials on commercially reasonable terms, if at all. This could interrupt our business, which could adversely affect our sales.
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
We incur significant expenditures of resources to maintain relatively high levels of instruments, and we historically have had a high level of inventory, which can adversely affect our operating results and reduce our cash flows.
The nature of our business requires us to maintain a certain level of instruments since in order to market effectively we often must maintain and bring our customers instrument kits. In addition, we historically have maintained extra inventory in the form of back-up products and products of different sizes in order to ensure that our customers have the right products when they need them. This practice has resulted in us maintaining a relatively high level of inventory, which can adversely affect our operating results and reduce our cash flows. In addition, to the extent that a substantial portion of our inventory becomes obsolete, it could have a material adverse effect on our earnings and cash flows due to the resulting costs associated with inventory impairment charges and costs required to replace such inventory.
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
We are continually engaged in product development and improvement programs, and new products represent a significant component of our sales growth rate. We may be unable to compete effectively with our competitors unless we can keep up with existing or new products and technologies in the orthopaedic market. If we do not continue to introduce new products and technologies, or if those products and technologies are not accepted, we may not be successful. Moreover, research and development efforts may require a substantial investment of time and resources before we are adequately able to determine the commercial viability of a new product, technology, material, or innovation. Demand for our products also could change in ways we may not anticipate due to evolving customer needs, changing demographics, slow industry growth rates, declines in the extremities and biologics market, the introduction of new products and technologies, evolving surgical philosophies, and evolving industry standards, among others. Additionally, our competitors’ new products and technologies may beat our products to market, may be more effective or less expensive than our products, or may render our products obsolete. Our new products and technologies also could reduce demand for our existing products or render them obsolete and thus adversely affect sales of our existing products and lead to increased expense for excess and obsolete inventory.

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
In order to market our devices in the member countries of the European Union, we are required to comply with the European Medical Devices Directive and obtain CE mark certification. CE mark certification is the European symbol of adherence to quality assurance standards and compliance with applicable European Medical Device Directives. Under the European Medical Devices Directive, all medical devices including active implants must qualify for CE marking. Our failure to comply with the European Medical Devices Directive could result in our loss of CE mark certification which would harm our business. In 2017, the European Commission adopted the Medical Devices Regulation, which will replace the European Medical Devices Directive and will be implemented beginning in May 2020. The Medical Devices Regulation will impose additional and/or more stringent approval requirements on medical device manufacturers. These new rules and procedures may result in increased regulatory oversight of any future devices that we may develop and may increase the costs, time and requirements that need to be met in order to maintain or place devices in the member countries of the European Union. In addition, we anticipate having to expend significant time, costs and resources to comply with the new European Medical Devices Directive.
Failure to comply with the U.S. Foreign Corrupt Practices Act or other anticorruption laws could subject us to, among other things, penalties and legal expenses that could harm our reputation and have a material adverse effect on our business, operating results and financial condition.
Our international operations expose us to legal and regulatory risks. These risks include the risk that our international distributors could engage in conduct violative of U.S. or local laws, including the U.S. Foreign Corrupt Practices Act (FCPA). Our U.S. operations, including those of our U.S. operating subsidiaries, are subject to the FCPA, which generally prohibits covered entities and their intermediaries from engaging in bribery or making other prohibited payments to foreign officials for the purpose of obtaining or retaining business or other benefits. In addition, the FCPA imposes accounting standards and requirements on publicly-

traded U.S. corporations and their foreign affiliates, which are intended to prevent the diversion of corporate funds to the payment of bribes and other improper payments, and to prevent the establishment of “off books” slush funds from which such improper payments can be made. We also are subject to similar anti-corruption legislation implemented in Europe under the Organization for Economic Co-operation and Development’s Convention on Combating Bribery of Foreign Public Officials in International Business Transactions. We either operate or plan to operate in a number of jurisdictions that pose a high risk of potential violations of the FCPA and other anti-corruption laws, and we utilize a number of third-party sales representatives for whose actions we could be held liable under the FCPA. We inform our personnel and third-party sales representatives of the requirements of the FCPA and other anti-corruption laws, including, but not limited to their reporting requirements. We also have developed and will continue to develop and implement systems for formalizing contracting processes, performing due diligence on agents, and improving our recordkeeping and auditing practices regarding these regulations. However, there is no guarantee that our employees, third-party sales representatives, or other agents have not or will not engage in conduct undetected by our processes and for which we might be held responsible under the FCPA or other anti-corruption laws. Failure to comply with the FCPA or other anti-corruption laws could subject us to, among other things, penalties and legal expenses that could harm our reputation and have a material adverse effect on our business, financial condition, and operating results.
If our employees, third-party sales representatives, or other agents are found to have engaged in such practices, we could suffer severe penalties, including criminal and civil penalties, disgorgement, and other remedial measures, including further changes or enhancements to our procedures, policies and controls, as well as potential personnel changes and disciplinary actions. Investigations of companies in our industry by the SEC and the U.S. Department of Justice have focused on potential FCPA violations in connection with the sale of medical devices in foreign countries. We believe we have compliance systems that enable us to prevent these behaviors. However, if despite our efforts we are not successful in mitigating these risks, we could become the target of enforcement actions by U.S. or local authorities. Any investigation of any potential violations of the FCPA or other anti-corruption laws by U.S. or foreign authorities could have a material adverse effect on our business, operating results, and financial condition.
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
As a result of the allegations of wrongdoing made by the United States Attorney’s Office for the District of New Jersey and the publicity surrounding legacy Wright’s settlement with the United States Department of Justice and OIG-HHS, and amendments to the Deferred Prosecution Agreement and Corporate Integrity Agreement (CIA), other governmental agencies, including state authorities, could conduct investigations or institute proceedings that are not precluded by the terms of settlements reflected in the Deferred Prosecution Agreement and the CIA. In August 2012, legacy Wright received a subpoena from the United States Attorney’s Office for the Western District of Tennessee requesting records and documentation relating to the PROFEMUR® series of hip replacement devices for the period from January 1, 2000 to August 2, 2012. These interactions with the authorities could increase our exposure to lawsuits by potential whistleblowers, including under the U.S. Federal False Claims Act, based on new theories or allegations arising from the allegations made by the United States Attorney’s Office for the District of New Jersey. The costs of defending or resolving any such investigations or proceedings could have a material adverse effect on our financial condition, operating results and cash flows.
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
In order to market our devices in the member countries of the European Union (EU), we are required to comply with the European Medical Devices Directive, which requires our devices to meet specific quality program criteria and technical documentation standards, before obtaining the CE Mark certification that is required to market our products in the EU. Additionally, the European Medical Device Directive requires that many of our products that bear the CE Mark be supported by post-market clinical data. We are in the process of implementing systems and procedures to control this activity in order to comply with these requirements, including establishing contractual relationships with the healthcare provider clinical study sites in accordance with our internal compliance requirements. We intend to obtain the needed clinical data to support our marketed products, but there can be no assurance that European regulators will accept the results. Our failure to comply with the European Medical Devices Directive could result in our failure to obtain CE Mark certification for new devices or our loss of existing device CE mark certification, either of which could have a material adverse effect on us and our business.
In March 2017, the European Commission adopted the Medical Devices Regulation, which will replace the European Medical Devices Directive and will be implemented beginning in May 2020. The Medical Devices Regulation will impose additional and/or more stringent approval requirements on medical device manufacturers. These new rules and procedures may result in increased regulatory oversight of any future devices that we may develop and may increase the costs, time and requirements that need to be met in order to maintain or place devices in the member countries of the European Union. Additionally, we anticipate having to expend significant time, costs and resources to comply with the Medical Devices Regulation.
Our biologics business is subject to emerging governmental regulations that can significantly impact our business.
The FDA has statutory authority to regulate allograft-based products, processing, and materials. The FDA, European Union and Health Canada have been working to establish more comprehensive regulatory frameworks for allograft-based, tissue-containing products, which are principally derived from cadaveric tissue. The framework developed by the FDA establishes risk-based criteria for determining whether a particular human tissue-based product will be classified as human tissue, a medical device, or a biologic drug requiring 510(k) clearance or PMA approval. All tissue-based products are subject to extensive FDA regulation, including establishment of registration requirements, product listing requirements, good tissue practice requirements for manufacturing, and screening requirements that ensure that diseases are not transmitted to tissue recipients. The FDA has also proposed extensive additional requirements addressing sub-contracted tissue services, traceability to the recipient/patient, and donor records review. If a tissue-based product is considered human tissue, FDA requirements focus on preventing the introduction, transmission, and spread of communicable diseases to recipients. Clinical data or review of safety and efficacy is not required before the tissue can be marketed. However, if tissue is considered a medical device or biologic drug, then FDA clearance or approval is required.
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
We are dependent on various information technology systems, and failures of, interruptions to, or unauthorized tampering with those systems could have a material adverse effect on our business.
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
Operations in countries outside of the United States accounted for approximately 23% of our net sales for our fiscal year ended December 29, 2019. Our operations outside of the United States are accompanied by certain financial and other risks. We intend to continue to pursue growth opportunities in sales outside the United States, especially in emerging markets, which could expose us to greater risks associated with international sales operations. Our international sales operations expose us and our representatives, agents, and distributors to risks inherent in operating in foreign jurisdictions. These risks include:

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
In addition, in June 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union, commonly referred to as “Brexit.” In March 2017, the United Kingdom formally gave notice of its intent to withdraw from the European Union. Serving this notice began a more than two-year period during which the United Kingdom and the European Union negotiated the terms of the United Kingdom’s withdrawal from the European Union and future terms of the United Kingdom’s relationship with the European Union, including the terms of trade between the United Kingdom and the European Union. Unable to reach an agreement or further extend the deadline for withdrawal, on January 31, 2020, the United Kingdom withdrew from the European Union without an agreement in place. It is possible that, following this withdrawal, there will be greater restrictions on the movement of goods and people between the United Kingdom and European Union countries and increased regulatory complexities, which could affect our ability to sell our products in certain European Union countries. The withdrawal could also adversely affect European and worldwide economic and market conditions and could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the British pound and Euro. We do not know to what extent these changes will impact our business, especially considering we have a sales office in the United Kingdom and in 2019, approximately 90% of our net sales denominated in foreign currencies were derived from European Union countries. Any of these effects of Brexit, and others that we cannot anticipate, could adversely affect our business, operations and financial results. In addition, other European countries may seek to conduct referenda with respect to continuing membership with the European Union. At this time, it is not certain what steps may be taken to facilitate the United Kingdom’s exit from the European Union, which has created significant uncertainty about the future relationship between the United Kingdom and the European Union. This development has had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets. Given the lack of comparable precedent, it is unclear how the withdrawal of the United Kingdom from the European Union will impact our business, financial condition and operating results.
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
The costs of complying with the requirements of the EU-wide General Data Protection Regulation and the potential liability associated with failure to do so could materially adversely affect our business and results of operations.
In May 2018, the EU-wide General Data Protection Regulation (GDPR) became effective, replacing the data protection laws of each EU member state. The GDPR implemented more stringent operational requirements for personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, increased requirements pertaining to health data and pseudonymised (i.e., key-coded) data, mandatory data breach notification requirements and higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. Any failure or perceived failure by us to comply with privacy or security laws, policies, legal obligations or industry standards or any security incident that results in the unauthorized release or transfer of personally identifiable information may result in governmental enforcement actions and investigations including by European Data Protection Authorities, fines and penalties, litigation and/or adverse publicity, and could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business. Such failures could have a material adverse effect on our operating results and financial condition. If the third parties we work with violate applicable laws, contractual obligations or suffer a security breach, such violations may also put us in breach of our obligations under privacy laws and regulations and/or could in turn have a material adverse effect on our business. In addition, we have spent and expect to continue to expend significant time, costs and resources to comply with the GDPR.
Worldwide economic instability could adversely affect our net sales, financial condition, or results of operations.
The health of the global economy, and the credit markets and the financial services industry in particular, affects our business and operating results. While the health of the credit markets and the financial services industry appears to have stabilized, there is no assurance that it will remain stable, and there can be no assurance that there will not be deterioration in the global economy. If the credit markets are not favorable, we may be unable to raise additional financing when needed or on favorable terms. Our customers may experience financial difficulties or be unable to borrow money to fund their operations which may adversely impact their ability to purchase our products or to pay for our products on a timely basis, if at all. In addition, any economic crisis could also adversely impact our suppliers’ ability to provide us with materials and components, either of which may negatively impact our business. As with our customers and vendors, these economic conditions make it more difficult for us to accurately forecast and plan our future business activities. Further, there are concerns for the overall stability and suitability of the Euro as a single currency, given the economic and political challenges facing individual Eurozone countries and Brexit. Continuing deterioration in the creditworthiness of the Eurozone countries, the withdrawal of one or more member countries from the European Union, or the failure of the Euro as a common European currency could adversely affect our sales, financial condition, or operating results.
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
Our ongoing research and development, pre-clinical testing, and clinical trial activities are subject to extensive regulation and review by numerous governmental authorities both in the United States and abroad. We are currently conducting post-market clinical studies of some of our products to gather additional information about these products’ safety, efficacy, or optimal use. In the future, we may conduct additional clinical trials to support approval of new products. Clinical studies must be conducted in compliance with FDA regulations or the FDA may take enforcement action. The data collected from these clinical trials may ultimately be used to support market approval or clearance for these products or gather additional information about approved or cleared products. Even if our clinical trials are completed as planned, we cannot be certain that their results will support our product claims or that the FDA or foreign authorities will agree with our conclusions regarding them. Success in pre-clinical testing and early clinical trials does not always ensure that later clinical trials will be successful, and we cannot be sure that the later trials will replicate the results of prior trials and studies. The clinical trial process may fail to demonstrate that our products are safe and effective for the proposed indicated uses, which could cause us to abandon a product and may delay development of others. Any delay or termination of our clinical trials will delay the filing of our product submissions and, ultimately, our ability to commercialize our products and generate revenue. It is also possible that patients enrolled in clinical trials will experience adverse side effects that are not currently part of the product’s profile.
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
Comprehensive healthcare reform legislation has significantly and adversely impacted our business, and uncertainty regarding future healthcare reform legislation could further adversely impact our business. For example, the Affordable Care Act (ACA) imposed a 2.3% excise tax on U.S. sales of medical devices, which tax was repealed effective as of December 31, 2019 following the end of the moratorium that had been imposed. On December 14, 2018, the United States District Court for the Northern District of Texas issued a ruling declaring that, because the individual mandate is an essential and inseverable feature of the ACA and was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017, the ACA is unconstitutional in its entirety. The ruling is subject to appeal, and the ACA will remain in effect pending the appeal. It is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA and our business. The ACA includes numerous provisions to limit Medicare spending through reductions in various fee schedule payments and by instituting more sweeping payment reforms, such as bundled payments for episodes of care and the establishment of “accountable care organizations” under which hospitals and physicians would be able to share savings that result from cost control efforts. Many of these provisions were not yet fully implemented at the time of the District Court’s ruling, and their impact on our business cannot be fully known until and unless they are implemented. If the ACA is ultimately upheld, these and other provisions of the law could adversely impact our business. In addition, the constitutionality of the ACA may not be affirmed on appeal or it could be replaced by new healthcare reform legislation. A repeal of the ACA or any replacement or material modification of the ACA could cause significant uncertainty in the U.S. healthcare market, could increase our costs, decrease our sales or inhibit our ability to sell our products. Various healthcare reform proposals have also emerged at the state level. We cannot predict with certainty the impact that these U.S. federal and state health reforms will have on us. However, an expansion in government’s role in the U.S. healthcare industry may lower reimbursements for products, reduce medical procedure volumes, and adversely affect our business and operating results, possibly materially.
We are also subject to certain data privacy and security regulation by both the U.S. federal government and the states in which we conduct our business. There is an increasing trend for more criminal prosecutions and compliance enforcement activities for noncompliance with HIPAA as well as for data breaches involving protected health information (PHI). In the ordinary course of our business, we may receive PHI. If we are unable to comply with HIPAA or experience a data breach involving PHI, we could be subject to criminal and civil sanctions.
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
We principally rely on five manufacturing facilities, one of which is in France, one of which is in Ireland, two of which are in Tennessee, and one of which is in Georgia. The facilities and the manufacturing equipment we use to produce our products would be difficult to replace and could require substantial lead-time to repair or replace. For example, the machinery associated with our manufacturing of pyrocarbon in one of our French facilities is highly specialized and would take substantial lead-time and resources to replace. We also maintain a facility in Bloomington, Minnesota, a facility in Arlington, Tennessee, and a warehouse in Montbonnot, France, which contain large amounts of our inventory. Our facilities, warehouses, or distribution channels may be affected by natural or man-made disasters. For example, in the event of a natural or man-made disaster at one of our warehouses, we may lose substantial amounts of inventory that would be difficult to replace. Our manufacturing facility in Arlington, Tennessee is located near the New Madrid fault line. In the event our facilities, warehouses, or distribution channels are affected by a disaster, we would be forced to rely on, among others, third-party manufacturers and alternative warehouse space and distribution channels, which may or may not be available, and our sales could decline. Although we believe we have adequate disaster recovery plans in place and possess adequate insurance for damage to our property and the disruption of our business from casualties, such plans and insurance may not cover such disasters or be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms or at all.
Fluctuations in foreign currency exchange rates could result in declines in our reported net sales and earnings.
Because a majority of our international sales are denominated in local currencies and not in U.S. dollars, our reported net sales and earnings are subject to fluctuations in foreign currency exchange rates. Foreign currency exchange rate fluctuations unfavorably impacted our net sales by $9.0 million during 2019. Operating costs related to these sales are largely denominated in the same respective currencies, thereby partially limiting our transaction risk exposure. However, cost of sales related to these sales are primarily denominated in U.S. dollars; therefore, as the U.S. dollar strengthens, the gross margin associated with our sales denominated in foreign currencies declines.
Although we address currency risk management through regular operating and financing activities, and in the past through hedging activities, these actions may not prove to be fully effective, and hedging activities, if we choose to engage in them, involve additional risks.
We may be unable to maintain competitive global cash management and a competitive effective corporate tax rate.
We cannot give any assurance as to our future effective tax rate because of, among other things, uncertainty regarding the tax policies of the jurisdictions where we operate and uncertainty regarding the level of net income that we will earn in those jurisdictions in the future. Additionally, the tax laws of the Netherlands, the United States, France and other jurisdictions in which we operate could change in the future, and such changes could cause a material change in our effective tax rate.
Our provision for income taxes will be based on certain estimates and assumptions made by management in consultation with our tax and other advisors. Our group income tax rate will be affected by, among other factors, the amount of net income earned in our various operating jurisdictions, the continued availability of benefits under tax treaties, the rates of taxes payable in respect of that income, and withholding taxes on payments from one jurisdiction to the next. We will enter into many transactions and arrangements in the ordinary course of business in respect of which the tax treatment is not entirely certain. We will, therefore, make estimates and judgments based on our knowledge and understanding of applicable tax laws and tax treaties, and the application of those tax laws and tax treaties to our business, in determining our consolidated tax provision. For example, certain countries could seek to tax a greater share of income than will be provided for by us. The final outcome of any audits by taxation authorities may differ from the estimates and assumptions we may use in determining our consolidated tax provisions and accruals. This could result in a material adverse effect on our consolidated income tax provision, financial condition, and the net income for the period in which such determinations are made.
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
Our exposure to several tax jurisdictions may have an adverse effect on us, and this may increase the aggregate tax burden on us and our shareholders.
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
As of December 29, 2019, we had $1.3 billion in goodwill and $257.4 million in intangible assets primarily as a result of our prior business combinations and acquisitions. Under U.S. generally accepted accounting principles (US GAAP), we must assess, at least annually and potentially more frequently, whether the value of our goodwill and other indefinite-lived intangible assets have been impaired. Amortizing intangible assets will be assessed for impairment in the event of an impairment indicator. A decrease in the long-term economic outlook and future cash flows of our acquired businesses and technologies could significantly impact asset values and potentially result in the impairment of intangible assets, including goodwill. If the operating performance of our acquired businesses and technologies significantly decreases, if competing or alternative technologies emerge, or if market conditions or future cash flow estimates decline, we could be required, under current US GAAP, to record a non-cash charge to operating earnings for the amount of the impairment. Any write-off of a material portion of our unamortized intangible assets would negatively affect our results of operations.
Risks Relating to Our Ordinary Shares and Jurisdiction of Incorporation
The trading volume and prices of our ordinary shares have been and may continue to be volatile, which could result in substantial losses to our shareholders.
The trading volume and prices of our ordinary shares have been and may continue to be volatile and could fluctuate widely due to factors beyond our control. During 2019, the sale price of our ordinary shares ranged from $19.04 to $32.86. Such volatility may be the result of broad market and industry factors. In addition to market and industry factors, the price and trading volume for our ordinary shares may be highly volatile for factors specific to our own operations, including the following:

•	the proposed Acquisition and developments in connection therewith affecting the likelihood of completion of the transaction and timing thereof;

•	variations in our net sales, earnings, and cash flow, and in particular variations that deviate from projected financial information;

•	announcements of new investments, acquisitions, strategic partnerships, or joint ventures;

•	announcements of new products by us or our competitors;

•	announcements of divestitures or discontinuance of products or assets;

•	changes in financial estimates by securities analysts;

•	additions or departures of key personnel;

•	sales of our equity securities by our significant shareholders or management or sales of additional equity securities by our company;

•	pending and potential litigation or regulatory investigations; and

•	fluctuations in market prices for our products.
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
Currently, our articles of association provide for an authorized share capital consisting of one class of shares, being 320,000,000 ordinary shares, each with a nominal value of €0.03. Under Dutch law, our authorized share capital can be increased by an amendment to our articles of association. Our articles of association can be amended upon a proposal of our board of directors by the general meeting of shareholders, which resolution can be adopted with a simple majority in a meeting where at least one-third of the outstanding shares are represented. New ordinary shares may be issued pursuant to a resolution of shareholders, or pursuant to such resolution of the board of directors if designated thereto by shareholders. Additionally, subject to specified exceptions, Dutch law grants statutory preemption rights to existing shareholders where shares are being issued for cash consideration. The right of our shareholders to subscribe for ordinary shares pursuant to preemptive rights may be limited or restricted by our shareholders, and our shareholders may delegate such authority to the board of directors. Such designations of authority to our board of directors may remain in effect for up to five years and may be renewed for additional periods of up to five years.
Currently, our board of directors is authorized to issue until June 28, 2021 up to 20% of our issued and outstanding shares at the time of issue, which is further divided into 10% for general corporate purposes (including potential mergers and acquisitions) and an additional 10% only for potential mergers and acquisitions and to limit or exclude pre-emptive rights in respect of such issue of shares, without further shareholder approval. We cannot provide any assurance that these authorizations will always be approved on a timely basis. The failure to renew these authorizations on a timely basis could limit our ability to issue equity and thereby adversely affect our ability to run our business and the holders of our securities.
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
Our articles of association prescribe that profits or reserves appearing from our annual accounts adopted by the general meeting shall be at the disposal of the general meeting. We have power to make distributions to shareholders and other persons entitled to distributable profits only to the extent that our equity exceeds the sum of the paid and called-up portion of the ordinary share capital and the reserves that must be maintained in accordance with provisions of Dutch law or our articles of association. The profits must first be used to set up and maintain reserves required by law and must then be set off against certain financial losses. We may not make any distribution of profits on ordinary shares that we hold. The general meeting, whether or not upon the proposal of our board of directors, determines whether and how much of the remaining profit they will reserve and the manner and date of such distribution. All calculations to determine the amounts available for dividends will be based on our Dutch annual accounts, which may be different from our consolidated financial statements prepared in accordance with US GAAP. Beginning with our fiscal year 2015, our statutory accounts have been prepared and we expect will continue to be prepared under International Financial Reporting Standards and are deposited with the Trade Register in Amsterdam, the Netherlands. We have not previously declared or paid cash dividends, and we have no plan to declare or pay any dividends in the near future on our ordinary shares. We currently intend to retain most, if not all, of our available funds and any future earnings to operate and expand our business.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our global corporate headquarters are located in Amsterdam, the Netherlands.
Our U.S. headquarters are located in Memphis, Tennessee, where we conduct our principal executive, research and development, sales and marketing, and administrative activities. We lease 121,000 square feet of office space with research and development facilities under a lease agreement that is renewable through 2034. Our upper extremities sales and marketing, U.S. distribution and customer service operations are located in a 54,000 square foot facility in Bloomington, Minnesota that we lease through 2022. Our U.S. manufacturing operations consist of a 140,000 square foot state of the art manufacturing facility in Arlington, Tennessee. We lease the manufacturing facility from the Industrial Development Board of the Town of Arlington. At this facility, we produce primarily orthopaedic implants and some related surgical instrumentation while utilizing lean manufacturing philosophies. We also lease a 31,000 square foot manufacturing and warehousing facility in Franklin, Tennessee, a 11,400 square foot manufacturing and warehousing facility in Alpharetta, Georgia, and conduct research and development operations in a 16,000 square foot leased facility in Columbia City, Indiana.
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
Patent Litigation
On March 23, 2018, WMT filed suit against Paragon 28, Inc. (Paragon 28) in the United States District Court for the District of Colorado, alleging infringement of ten patents concerning orthopaedic plates, plating systems and instruments, and related methods of use. Our complaint seeks damages, injunctive relief and attorneys’ fees. On June 4, 2018, Paragon 28 filed an amended answer and counterclaim seeking declaratory judgment of non-infringement and invalidity of the patent-in-suit, and attorneys’ fees. On September 28, 2018, WMT filed an amended complaint adding claims against Paragon 28 for misappropriation of trade secrets and related wrongdoing. Paragon 28 filed a motion to dismiss those trade secret-related claims, which WMT opposed.  On September 30, 2019, the Court issued an order granting in part and denying in part the motion to dismiss, leaving intact the majority of the trade secret-related claims.  A motion for clarification of the order remains pending. In March 2019, Paragon 28 filed four petitions with the Patent Trial and Appeal Board seeking Inter Partes Reviews of the patents in question, which WMT opposed.  On September 25, 2019 and October 4, 2019, the Patent Trial and Appeal Board granted Paragon 28’s petitions.  Oral arguments are expected to be held in June 2020; after which time, the Patent Trial and Appeal Board will render a substantive decision on the merits of the petitions.
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
Excluding claims resolved in the MoM Settlement Agreements, as of December 29, 2019, there were approximately 205 unresolved metal-on-metal hip cases pending in the U.S. This number includes cases ineligible for settlement under the MoM Settlement Agreements, cases which opted out of such settlements, post-settlement cases, tolled cases, and existing state court cases that were not part of the MDL or JCCP. As of December 29, 2019, we estimate there also were pending approximately 27 unresolved non-U.S. metal-on metal hip cases, 9 unresolved U.S. modular neck cases alleging claims related to the release of metal ions, and zero non-U.S. modular neck cases with metal ion allegations. We also estimate that as of December 29, 2019, there were approximately 514 non-revision claims either dismissed or awaiting dismissal from the MDL and JCCP, which dismissal is a condition of the MoM Settlement Agreements. Although there is a limited time period during which dismissed non-revision claims may be refiled, it is presently unclear how many non-revision claimants will elect to do so. As of December 29, 2019, no dismissed non-revision cases have been refiled.
As previously disclosed, between November 2016 and October 2017, WMT entered into three MoM Settlement Agreements with Court-appointed attorneys representing plaintiffs in the MDL and JCCP to settle a total of 1,974 cases that met the eligibility requirements of the MoM Settlement Agreements and were either pending in the MDL or JCCP, or subject to court-approved tolling agreements in the MDL or JCCP, for an aggregate sum of $339.2 million. See Note 17 to our consolidated financial statements for additional information regarding the MoM Settlement Agreements.
We have received claims for personal injury against us associated with fractures of the PROFEMUR® titanium modular neck product (Titanium Modular Neck Claims). As of December 29, 2019, there were approximately 22 unresolved pending U.S. lawsuits and approximately 50 unresolved pending non-U.S. lawsuits alleging such claims (44 of which are part of a single consolidated class action lawsuit in Canada). These lawsuits generally seek monetary damages.
We are aware that MicroPort has recalled a certain size of its cobalt chrome modular neck product as a result of alleged fractures. As of December 29, 2019, there were seven pending U.S. lawsuits and seven pending non-U.S. lawsuits against us alleging personal injury resulting from the fracture of a cobalt chrome modular neck. These lawsuits generally seek monetary damages.
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
As previously disclosed, we entered into confidential settlement agreements with all seven insurance carriers with whom metal on metal hip coverage was in dispute - Columbia Casualty Company, Travelers, AXIS Surplus Lines Insurance Company, Federal, Catlin Specialty Insurance Company, Catlin Underwriting Agencies Limited for and on behalf of Syndicate 2003 at Lloyd’s of London and Lexington Insurance Company (Lexington), thus resolving in full the Tennessee Coverage Litigation and the separate litigation and arbitration proceedings with Lexington.
Stryker Acquisition Related Litigation
On January 15, 2020, John Thompson, a purported shareholder of our company, filed a putative class action lawsuit against us, members of our board of directors, Stryker B.V. and Stryker Corporation in the United States District Court for the District of Delaware, captioned Thompson v. Wright Medical Group N.V., et al., Case No. 1:20-cv-00061 (Thompson Complaint). The Thompson Complaint alleges that we and the members of our board of directors violated federal securities laws and regulations by failing to disclose material information in the Schedule 14D-9 filed in connection with the transactions contemplated by the Stryker purchase agreement, which they allege rendered the Schedule 14D-9 false and misleading. In addition, the Thompson Complaint alleges that members of our board of directors and Stryker acted as controlling persons of the company within the meaning and in violation of Section 20(a) of the Exchange Act to influence and control the dissemination of the allegedly defective Solicitation/Recommendation Statement. The Thompson Complaint seeks, among other things, an order enjoining consummation of the transactions contemplated by the Stryker purchase agreement; rescission of such transactions if they have already been consummated and rescissory damages; an order directing our board of directors to file a Solicitation/Recommendation Statement that does not contain any untrue statements of material fact and that states all material facts required in it or necessary to make the statements contained therein not misleading; a declaration that the defendants violated certain federal securities laws and regulations; and an award of plaintiff’s costs, including reasonable allowance for attorneys’ fees and experts’ fees.

On January 31, 2020, William Grubb, a purported shareholder of our company, filed a putative class action lawsuit against us and members of our board of directors in the United States District Court for the Eastern District of New York, captioned Grubb v. Wright Medical Group N.V., et al., Case No. 1:20-cv-00553 (Grubb Complaint). The Grubb Complaint alleges that we and the members of our board of directors violated federal securities laws and regulations by failing to disclose material information in the Schedule 14D-9 filed in connection with the transactions contemplated by the Stryker purchase agreement, which the Grubb Complaint alleges rendered the Schedule 14D-9 false and misleading. In addition, the Grubb Complaint alleges that members of our board of directors acted as controlling persons of the company within the meaning and in violation of Section 20(a) of the Exchange Act to influence and control the dissemination of the allegedly defective Schedule 14D-9. The Grubb Complaint seeks, among other things, an order enjoining consummation of the transactions contemplated by the Stryker purchase agreement; rescission of such transactions if they have already been consummated and rescissory damages; a declaration that the defendants violated certain federal securities laws and regulations; and an award of plaintiff’s costs, including counsel fees and expenses and expert fees.
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
Holders
As of February 20, 2020, there were 299 holders of record of our ordinary shares.
Dividends
We have not previously declared or paid cash dividends on our ordinary shares. We currently intend to retain all future earnings for the operation and expansion of our business. We do not anticipate declaring or paying cash dividends on our ordinary shares in the foreseeable future. Any payment of cash dividends on our ordinary shares will be at the discretion of our board of directors and will depend upon our results of operations, earnings, capital requirements, contractual restrictions, and other factors deemed relevant by our board of directors. Additionally, our Credit, Security and Guaranty Agreement dated December 23, 2016 with Midcap Financial Trust, as administrative agent and a lender and the additional lenders from time to time party thereto, as subsequently amended, restricts our ability to pay dividends.
Purchases of Equity Securities by the Company
We did not purchase any ordinary shares or other equity securities of our company during the fourth fiscal quarter ended December 29, 2019.
Recent Sales of Unregistered Securities
We did not issue any ordinary shares or other equity securities of our company that were not registered under the Securities Act of 1933, as amended, during the fourth fiscal quarter ended December 29, 2019.
Comparison of Total Shareholder Returns
The graph below compares the cumulative total shareholder returns for legacy Tornier ordinary shares from the period from December 31, 2014 to October 1, 2015, the date of the Wright/Tornier merger, and our combined company ordinary shares from October 1, 2015 to December 29, 2019 (our fiscal year-end). The graph also reflects cumulative total shareholder returns from an index composed of U.S. companies whose stock is listed on the Nasdaq Global Select Market (Nasdaq U.S. Composite Index) and an index consisting of Nasdaq-listed companies in the surgical, medical and dental instruments and supplies industry (Nasdaq Medical Equipment Subsector), as well as an index of companies with the SIC Code 384 - Surgical, Medical, and Dental Instruments Supplies (Surgical, Medical, and Dental Instruments Index). Total returns for the indices are weighted based on the market capitalization of the companies included therein. In addition, due to the “reverse acquisition” nature of the Wright/Tornier merger and the fact that the historical financial statements of legacy Wright have replaced the historical financial statements of legacy Tornier, the graph below also includes the cumulative total shareholder returns for WMG common stock from December 31, 2014 to October 1, 2015, the date of the Wright/Tornier merger.
The graph assumes that $100.00 was invested on December 31, 2014, in legacy Tornier/Wright Medical Group N.V. ordinary shares, legacy Wright common stock, the Nasdaq U.S. Composite Index, the Nasdaq Medical Equipment Subsector, and the Surgical, Medical, and Dental Instruments Supplies Index, and that all dividends were reinvested. Total returns for the Nasdaq indices are weighted based on the market capitalization of the companies included therein.
Historical price performance of our ordinary shares is not indicative of future share price performance. We do not make or endorse any prediction as to future share price performance.

	2014	2015	2016	2017	2018	2019
Legacy Tornier / Wright Medical Group N.V.	$100.00	$92.54	$91.56	$87.20	$104.12	$120.09
Legacy Wright	100.00	79.11	—	—	—	—
Nasdaq Stock Market (US Companies)	100.00	106.96	118.23	150.66	147.04	202.43
Nasdaq Medical Equipment Index	100.00	117.38	129.66	184.44	209.14	266.78
SIC Code 384 - Surgical, Medical, and Dental Instruments and Supplies	100.00	106.12	116.63	148.17	148.45	188.11

Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2020.

Item 6. Selected Financial Data.
The following tables set forth certain of our selected consolidated financial data as of the dates and for the years indicated. Due to the “reverse acquisition” nature of the Wright/Tornier merger, the historical financial statements of legacy Wright replaced the historical financial statements of legacy Tornier on October 1, 2015. You should read the following information together with the more detailed information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this report. Historical results are not necessarily indicative of the results to be expected for any future period. These tables are presented in thousands, except per share data.

	Fiscal year ended
	December 29, 2019	December 30, 2018	December 31, 2017	December 25, 2016	December 27, 2015 [1]
Consolidated Statement of Operations:
Net sales	$920,900	$836,190	$744,989	$690,362	$405,326
Cost of sales [2]	188,641	180,153	160,947	192,407	113,622
Gross profit	732,259	656,037	584,042	497,955	291,704
Operating expenses:
Selling, general and administrative [2]	614,666	577,961	525,222	541,558	424,377
Research and development [2]	74,085	59,142	50,115	50,514	39,339
Amortization of intangible assets	31,921	26,730	28,396	28,841	16,754
Total operating expenses	720,672	663,833	603,733	620,913	480,470
Operating income (loss) [3]	11,587	(7,796)	(19,691)	(122,958)	(188,766)
Interest expense, net [4]	80,849	80,247	74,644	58,530	41,358
Other expense (income), net [5]	9,904	81,797	5,570	(3,148)	10,884
Loss before income taxes	(79,166)	(169,840)	(99,905)	(178,340)	(241,008)
Provision (benefit) for income taxes [6]	12,968	(536)	(34,968)	(13,406)	(3,652)
Net loss from continuing operations	(92,134)	(169,304)	(64,937)	(164,934)	(237,356)
Loss from discontinued operations, net of tax	(22,091)	(201)	(137,661)	(267,439)	(61,345)
Net loss	$(114,225)	$(169,505)	$(202,598)	$(432,373)	$(298,701)
Net loss from continuing operations per share — basic and diluted:	$(0.73)	$(1.50)	$(0.62)	$(1.60)	$(3.66)
Weighted-average number of ordinary shares outstanding — basic and diluted	126,601	112,592	104,531	102,968	64,808

	December 29, 2019	December 30, 2018	December 31, 2017	December 25, 2016	December 27, 2015
Consolidated Balance Sheet Data:
Cash and cash equivalents	$166,856	$191,351	$167,740	$262,265	$139,804
Restricted cash	—	—	—	150,000	—
Working capital (deficit)	(106,350)	136,106	151,599	285,107	352,946
Total assets	2,585,640	2,694,401	2,128,724	2,290,586	2,073,494
Long-term liabilities	843,839	1,294,816	1,124,733	1,129,204	811,530
Shareholders’ equity	891,793	932,459	588,696	686,864	1,055,026

	Fiscal year ended
	December 29, 2019	December 30, 2018	December 31, 2017	December 25, 2016	December 27, 2015
Other Data:
Cash flow provided by (used in) operating activities	$41,607	$(63,729)	$(184,810)	$37,824	$(195,870)
Cash flow used in investing activities	(103,246)	(510,239)	(109,421)	(34,241)	(15,970)
Cash flow provided by financing activities	37,406	598,140	46,816	270,417	126,862
Depreciation [1]	64,149	59,497	56,832	55,830	28,390
Share-based compensation expense	32,567	26,120	19,393	14,416	24,964
Capital expenditures	99,286	71,467	63,474	50,099	43,666
______________________________________

[1]	The 2015 results were restated for the divestiture of our Large Joints business.

[2]	These line items include the following amounts of non-cash, share-based compensation expense for the periods indicated:

	Fiscal year ended
	December 29, 2019	December 30, 2018	December 31, 2017	December 25, 2016	December 27, 2015
Cost of sales	$600	$585	$565	$414	$287
Selling, general and administrative	29,185	23,608	17,705	13,216	22,777
Research and development	2,782	1,927	1,123	786	1,900

[3]
During the fiscal year ended December 29, 2019, we recognized: (a) $6.3 million of transaction and transition costs related to both the Cartiva acquisition and the pending Stryker acquisition, (b) $1.0 million of inventory step-up amortization and (c) a non-cash asset impairment associated with the technology transfer of $5.6 million. During the fiscal year ended December 30, 2018, we recognized: (a) $12.0 million of transaction and transition costs related to both the Cartiva acquisition and Wright/Tornier merger and (b) $0.4 million of inventory step-up amortization. During the fiscal year ended December 31, 2017, we recognized: (a) $12.4 million of transaction and transition costs related to the Wright/Tornier merger and (b) a benefit of $9.0 million from incentive and indirect tax projects. During the fiscal year ended December 25, 2016, we recognized: (a) $37.7 million of inventory step-up amortization; (b) $36.4 million of transaction and transition costs related to the Wright/Tornier merger; (c) $1.8 million of costs related to a legal settlement; (d) $1.3 million of costs associated with executive management changes; and (e) $0.2 million of costs associated with debt refinancing. During the fiscal year ended December 27, 2015, we recognized: (a) $82.2 million of due diligence, transaction, and transition costs related to the Wright/Tornier merger; (b) $14.2 million of share-based compensation acceleration; and (c) $10.3 million of inventory step-up amortization.

[4]
During the fiscal year ended December 29, 2019, we recognized: (a) $49.3 million of non-cash interest expense related to the amortization of the debt discount on our 2020, 2021, and 2023 convertible notes. During the fiscal year ended December 30, 2018, we recognized: (a) $49.2 million of non-cash interest expense related to the amortization of the debt discount on our 2020, 2021, and 2023 convertible notes. During the fiscal year ended December 31, 2017, we recognized: (a) $45.5 million of non-cash interest expense related to the amortization of the debt discount on our 2017, 2020 and 2021 convertible notes and (b) $0.2 million of interest income from incentive and indirect tax projects. During the fiscal year ended December 25, 2016, we recognized: (a) $36.6 million of non-cash interest expense related to the amortization of the debt discount on our 2017, 2020 and 2021 convertible notes and (b) a $0.8 million of interest income related to the settlement of an IRS audit.

[5]
During the fiscal year ended December 29, 2019, we recognized: (a) $14.3 million loss on a debt modification; (b) $11.0 million gain for the mark-to-market adjustment of our derivative instruments; (c) $0.1 million gain from foreign currency translation; (d) $9.5 million of charges due to the fair value adjustment to contingent consideration; (e) $3.3 million net gain on investments and (f) a $0.4 million gain from mark-to-market adjustments on the Contingent Value Rights (CVRs) issued in connection with the BioMimetic acquisition. During the fiscal year ended December 30, 2018, we recognized: (a) a $39.9 million non-cash loss on extinguishment of debt to write-off unamortized debt discount and deferred financing fees associated with the extinguishment of $400.0 million of the 2020 Notes; (b) a $35.9 million loss for the mark-to-market adjustment of our derivative instruments; (c) a $3.2 million loss from foreign currency translation; (d) $1.8 million of charges due to the fair value adjustment to contingent consideration; and (e) a $0.1 million loss from mark-to-market adjustments on the former CVRs issued in connection with the BioMimetic acquisition. During the fiscal year ended December 31, 2017, we recognized: (a) a $5.3 million loss from mark-to-market adjustments on the CVRs issued in connection with the BioMimetic acquisition; (b) $4.8 million gain for the mark-to-market adjustment of our derivative instruments; (c) a benefit of $0.6 million from incentive and indirect tax projects; and (d) $0.1 million of charges due to the fair value adjustment to contingent consideration. During the fiscal year ended December 25, 2016, we recognized: (a) $28.3 million gain for the mark-to-market adjustment of our derivative instruments; (b) a $12.3 million non-cash loss on extinguishment of debt to write-off unamortized debt discount and deferred financing fees associated with the partial settlement of 2017 and 2020 convertible notes; (c) a $8.7 million loss from mark-to-market adjustments on the CVRs issued in connection with the BioMimetic acquisition; and (d) $0.5 million of charges due to the fair value adjustment to contingent consideration. During the fiscal year ended December 27, 2015, we recognized: (a) $9.8 million gain for the mark-to-market adjustment of our derivative instruments and (b) a $7.6 million gain from mark-to-market adjustments on the CVRs issued in connection with the BioMimetic acquisition.

[6]
During the fiscal year ended December 29, 2019, we recognized a $10.0 million income tax provision due to a change in tax rates on income from deferred intercompany transactions. During the fiscal year ended December 30, 2018, we recognized: (a) a $3.6 million tax benefit related to the realizability of deferred tax assets as result of the Cartiva acquisition; (b) a tax provision of $2.7 million due to a change in judgment regarding our ability to realize certain deferred tax assets; and (c) a $0.2 million U.S. tax benefit within continuing operations recorded as a result of the year to date pre-tax gain recognized within discontinued operations due to a $30.75 million insurance settlement. During the fiscal year ended December 31, 2017, we recognized: (a) a $25.0 million tax benefit related to the realizability of net operating losses and (b) tax law reform changes in the U.S. and France resulting in an $8.3 million tax benefit. During the fiscal year ended December 25, 2016, we recognized a $2.3 million income tax benefit related to the settlement of an IRS audit.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition, as well as our critical accounting estimates.
On November 4, 2019, we entered into a definitive agreement with Stryker and its subsidiary, Stryker B.V. Under the terms of the purchase agreement, and upon the terms and subject to the conditions thereof, Stryker B.V. has commenced a tender offer to purchase all of the outstanding ordinary shares of Wright for $30.75 per share, without interest and less applicable withholding taxes, in cash. The offer is currently scheduled to expire at 9:00 a.m., Eastern Time, on February 27, 2020, but may be extended in accordance with the terms of the purchase agreement between Stryker and Wright. The closing of the transaction is subject to receipt of applicable regulatory approvals, the adoption of certain resolutions relating to the transaction at an extraordinary general meeting of Wright's shareholders, completion of the tender offer, and other customary closing conditions.
On August 24, 2018, we entered into a definitive agreement to acquire 100% of the outstanding equity on a fully diluted basis of Cartiva, an orthopaedic medical device company focused on treatment of osteoarthritis of the great toe, for a total price of $435.0 million in cash, subject to certain adjustments as set forth in the agreement. On October 10, 2018, we completed the acquisition, which added a differentiated PMA approved technology for a high-volume foot and ankle procedure and further accelerated growth opportunities in our global extremities business. See Note 3 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data” for additional details related to the Cartiva acquisition. We funded the Cartiva acquisition with the proceeds from a registered underwritten public offering of 18.2 million ordinary shares which resulted in net proceeds of $423.0 million. See Note 14 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data” for additional details related to the public offering.
On January 9, 2014, legacy Wright completed the sale of its former OrthoRecon business to MicroPort. The financial results of the OrthoRecon business are reflected within discontinued operations for all periods presented, unless otherwise noted.
All current and historical operating results for the OrthoRecon business is reflected within discontinued operations in the consolidated financial statements.
Other than the discontinued operations discussed in Note 4 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data”, unless otherwise stated, all discussion of assets and liabilities in the notes to the consolidated financial statements and in this section, reflects the assets and liabilities held and used in our continuing operations, and all discussion of revenues and expenses reflects those associated with our continuing operations.
References in this section to “we,” “our” and “us” refer to Wright Medical Group N.V. and its subsidiaries after the Wright/Tornier merger and Wright Medical Group, Inc. and its subsidiaries before the merger. Our fiscal year-end is generally determined on a 52-week basis and runs from the Monday nearest to the 31st of December of a year, and ends on the Sunday nearest to the 31st of December of the following year. Every few years, it is necessary to add an extra week to the year making it a 53-week period. The fiscal years ended December 29, 2019 and December 30, 2018 were 52-week periods. The fiscal year ended December 31, 2017 was a 53-week period. References in this report to a particular year generally refer to the applicable fiscal year. Accordingly, references to “2019” or “the year ended December 29, 2019” mean the fiscal year ended December 29, 2019.
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
Our sales and distribution system in the United States currently consists of 80 geographic sales territories that are staffed by over 500 direct sales representatives and 29 independent sales agencies or distributors. These sales representatives and independent sales agencies and distributors are generally aligned to selling either our upper extremities products or lower extremities products, but, in some cases, certain agencies or direct sales representatives sell products from both our upper and lower extremities product portfolios in their territories. Internationally, we utilize several distribution approaches that are tailored to the needs and requirements of each individual market. Our international sales and distribution system currently consists of 13 direct sales offices and approximately 90 distributors that sell our products in approximately 50 countries, with principal markets outside the United States in Europe, Asia, Canada, Australia, and Latin America. Our U.S. sales accounted for 76.7% and 74.6% of total net sales for 2019 and 2018, respectively.
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
Our principal lower extremities products include the INBONE®, INFINITY®, and INVISION™ Total Ankle Replacement systems, all of which can be used with our PROPHECY® Preoperative Navigation Guides, which combine computer imaging with a patient’s CT scan, and are designed to provide alignment accuracy while reducing surgical steps. As a result of our October 2018 acquisition of Cartiva, our lower extremities product portfolio includes Cartiva’s Synthetic Cartilage Implant (SCI), the only PMA approved product for treatment of first Metatarsophalangeal (MTP) joint osteoarthritis. Our lower extremities products also include the Salvation external fixation system for the treatment of Charcot diabetic foot, the CLAW® II Polyaxial Compression Plating System, the ORTHOLOC™ 3Di Reconstruction Plating System, the PHALINX® system used for hammertoe indications, PRO-TOE® VO Hammertoe System, the VALOR® ankle fusion nail system, and the Swanson line of toe joint replacement products. The PROstep™ Minimally Invasive Surgery system for foot and ankle was launched to limited users in the third quarter of 2017, and was fully launched early in the third quarter of 2018. We also launched a number of line extensions to the SALVATION™ limb salvage portfolio in 2018. We expect continued demand for these new products.
The field of biologics employs tissue engineering and regenerative medicine technologies focused on remodeling and regeneration of tendons, ligaments, bone, and cartilage. Biologic products use both biological tissue-based and synthetic materials to allow the body to regenerate damaged or diseased bone and to repair damaged or diseased soft tissue. These products aid the body’s natural regenerative capabilities to heal itself. Biologic products provide a lower morbidity solution to “autografting,” a procedure that involves harvesting a patient’s own bone or soft tissue and transplanting it to a different site. Following an autografting procedure, the patient typically has pain and, at times, complications result at the harvest site after surgery. Biologically or synthetically derived soft tissue grafts and scaffolds are used to treat soft tissue injuries and are complementary to many sports medicine applications, including rotator cuff tendon repair and Achilles tendon repair. Hard tissue biologics products are used in many bone fusion or trauma cases where healing potential may be compromised and additional biologic factors are desired to enhance healing, where the surgeon needs additional bone, or in cases where the surgeon wishes to use materials that are naturally incorporated by the body over time. We estimate that the worldwide orthobiologics market to be over $3.7 billion, and with annual growth rates of 3-4%. Three multinational companies currently dominate the orthobiologics industry.
Our biologic products use both biological tissue-based and synthetic materials to allow the body to regenerate damaged or diseased bone and to repair damaged or diseased soft tissue. Our principal biologic products include AUGMENT® Bone Graft and AUGMENT® Injectable. AUGMENT® is based on recombinant human platelet-derived growth factor (rhPDGF-BB), a synthetic copy of one of the body’s principal healing agents. Other principal biologics products include the GRAFTJACKET® and GRAFTJACKET NOW™ lines of soft tissue repair and containment membranes, the ACTISHIELD™ and VIAFLOW™ products which are derived from amniotic and placental tissues, the ALLOMATRIX® line of injectable tissue-based bone graft substitutes, the PRO-DENSE® Injectable Graft, the OSTEOSET® synthetic bone graft substitute, and the PRO-STIM® Injectable Inductive Graft. Additionally, we introduced BIOSKIN® Amniotic Wound Matrix in the third quarter of 2019 to address chronic wounds treated by surgical podiatrists.
Significant Business Developments. On November 4, 2019, we entered into a definitive agreement with Stryker and its subsidiary, Stryker B.V. Under the terms of the purchase agreement, and upon the terms and subject to the conditions thereof, Stryker B.V. has commenced a tender offer to purchase all of the outstanding ordinary shares of Wright for $30.75 per share, without interest and less applicable withholding taxes, in cash. The offer is currently scheduled to expire at 9:00 a.m., Eastern Time, on February 27, 2020, but may be extended in accordance with the terms of the purchase agreement between Stryker and Wright. The closing of the transaction is subject to receipt of applicable regulatory approvals, the adoption of certain resolutions relating to the transaction at an extraordinary general meeting of Wright's shareholders, completion of the tender offer, and other customary closing conditions.
On February 25, 2019, we amended the Credit, Security and Guaranty Agreement dated December 23, 2016 with Midcap Financial Trust, as administrative agent and a lender and the additional lenders from time to time party thereto, to, among other things, increase the amount of commitments under the line of credit from $150 million to $175 million and under the second tranche of the term loan facility from $20 million to $35 million.
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
Supplemental Non-GAAP Pro Forma Information. Due to the significance of the Cartiva business that is not included in our results of operations for the year ended December 30, 2018 and to supplement our consolidated financial statements prepared in accordance with US GAAP, we use certain non-GAAP financial measures, including organic and combined pro forma net sales.

Our non-GAAP financial measures are not in accordance with, or an alternative for, GAAP measures and may be different from non-GAAP financial measures used by other companies. In addition, our non-GAAP financial measures are not based on any comprehensive or standard set of accounting rules or principles. Accordingly, the calculation of our non-GAAP financial measures may differ from the definitions of other companies using the same or similar names limiting, to some extent, the usefulness of such measures for comparison purposes. We believe that non-GAAP financial measures have limitations in that they do not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP and that these measures should only be used to evaluate our results of operations in conjunction with the corresponding GAAP measures. See tables below for a reconciliation of our non-GAAP organic and combined pro forma net sales for the years ended December 29, 2019 and December 30, 2018 to our net sales for such periods as calculated in accordance with US GAAP.
The “Results of Operations” discussion that appears below has been presented utilizing a combination of historical unaudited and, where relevant, non-GAAP organic and combined pro forma unaudited information to include the effects on our consolidated financial statements of our acquisition of Cartiva, as if the Cartiva acquisition had been completed as of December 26, 2016, the beginning of Wright’s fiscal year 2017. The organic net sales reflect net sales by the legacy Wright business, which do not include net sales of products obtained through the Cartiva acquisition. The pro forma net sales have been adjusted to reflect the effect on our combined net sales of incremental revenues that would have been recognized had Cartiva been acquired on December 26, 2016. The Cartiva acquisition only affected the U.S. and international lower extremities product lines net sales. The non-GAAP organic and combined pro forma net sales have been developed based on available information and upon assumptions that our management believes are reasonable in order to reflect, on a pro forma basis, the impact of the Cartiva acquisition.
The non-GAAP organic and pro forma financial data is not necessarily indicative of results of operations that would have occurred had the Cartiva acquisition been consummated on December 26, 2016, the first day of the 2017 fiscal year, or which might be attained in the future.
Financial Highlights. Net sales increased 10.1% totaling $920.9 million in 2019, compared to $836.2 million in 2018, driven primarily by 13.3% growth in our U.S. net sales.
Our U.S. net sales increased $82.8 million, or 13.3%, in 2019 as compared to 2018. The ongoing launch of our AEQUALIS™ FLEX REVIVE™ revision shoulder system and continued success of the combination of our BLUEPRINT™ enabling technology, AEQUALIS™ PERFORM™ Reversed Glenoid System and SIMPLICITI® shoulder system contributed to non-GAAP, legacy Wright U.S. organic growth of 10.8%. The impact to our U.S. net sales from the Cartiva SCI was approximately $25.7 million. Our combined non-GAAP pro forma growth was 9.1% due to a reduction in Cartiva sales as the U.S. Cartiva business was transitioned to our direct U.S. lower extremities sales force during the third quarter of 2019.
Our international net sales increased $2.0 million, or 0.9%, in 2019 as compared to 2018, driven by Cartiva net sales of $4.1 million and an increase in our direct markets in our international upper extremities business. This increase was offset by a $9.0 million unfavorable impact from foreign currency exchange rates.
In 2019, our net loss from continuing operations totaled $92.1 million, compared to a net loss from continuing operations of $169.3 million for 2018. This decrease in net loss from continuing operations was primarily driven by a decrease in other expense, net as 2018 included a $39.9 million charge for the write-off of unamortized deferred financing fees and debt discount associated with the extinguishment of $400.0 million of the 2020 Notes and a $35.9 million loss for the net mark-to-market adjustments on our derivative assets and liabilities.
Opportunities and Challenges. On November 4, 2019, we entered into a definitive agreement with Stryker and its subsidiary, Stryker B.V. pursuant to which, and upon the terms and subject to the conditions thereof, Stryker B.V. commenced a tender offer to purchase all of the outstanding ordinary shares of Wright for $30.75 per share, without interest and less applicable withholding taxes, in cash.
We intend to continue to focus on leveraging the global strengths of our product brands as a pure-play extremities and biologics business. Additionally, we believe the highly complementary nature of our businesses gives us significant diversity and scale across a range of geographies and product categories. We were delighted to add Cartiva’s SCI, the first and only PMA product for the treatment of great toe osteoarthritis, to our market-leading lower extremities portfolio in October 2018. Supported by compelling clinical performance and backed by Level I clinical evidence, we believe Cartiva is well positioned for future growth as it addresses large markets with significant unmet needs and strong patient demand. As of August 1, 2019, the U.S. Cartiva business was transitioned to our direct U.S. lower extremities sales force.
Further, we believe our December 2017 acquisition of IMASCAP, a leader in the development of software-based solutions for preoperative planning of shoulder replacement surgery, ensures exclusive access to breakthrough software enabling technology and patents, including BLUEPRINT™, to further differentiate our product portfolio and to further accelerate growth opportunities in our global extremities business. BLUEPRINT™ is proving to be integral to our ability to convert competitive surgeons, and we believe that impact will increase as we execute our plans to make the system easier to use and release additional enhancements. As of December 29, 2019, approximately 40% of our U.S. shoulder customers are using BLUEPRINT™.

We believe we have significant opportunity to increase sales with the recent and anticipated launch of new products, including our AEQUALIS™ PERFORM™ Reversed Glenoid System, AEQUALIS™ FLEX REVIVE™ revision shoulder system, our PROstep™ Minimally Invasive Surgery system, AUGMENT® Injectable, and through driving BLUEPRINT™ adoption and by focusing on implementing initiatives to help us better compete at ambulatory surgery centers.
Significant Industry Factors. Our industry is affected by numerous competitive, regulatory, and other significant factors. The growth of our business relies on our ability to continue to develop new products and innovative technologies, obtain regulatory clearance and maintain compliance for our products, protect the proprietary technology of our products and our manufacturing processes, manufacture our products cost-effectively and on a timely basis to meet demand, respond to competitive pressures specific to each of our geographic markets, including our ability to enforce non-compete agreements, and successfully market and distribute our products in a profitable manner. We, and the entire industry, are subject to extensive governmental regulation. Failure to comply with regulatory requirements could have a material adverse effect on our business, operating results, and financial condition. We, as well as other participants in our industry, are subject to product liability claims, which could have a material adverse effect on our business, operating results, and financial condition.
Results of Operations
The discussion below is on a continuing operations basis, unless otherwise noted.
Comparison of the fiscal year ended December 29, 2019 to the fiscal year ended December 30, 2018
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

	Fiscal year ended
	December 29, 2019		December 30, 2018
	Amount	% of net sales	Amount	% of net sales
Net sales	$920,900	100.0%	$836,190	100.0%
Cost of sales [1]	188,641	20.5%	180,153	21.5%
Gross profit	732,259	79.5%	656,037	78.5%
Operating expenses:
Selling, general and administrative [1]	614,666	66.7%	577,961	69.1%
Research and development [1]	74,085	8.0%	59,142	7.1%
Amortization of intangible assets	31,921	3.5%	26,730	3.2%
Total operating expenses	720,672	78.3%	663,833	79.4%
Operating income (loss)	11,587	1.3%	(7,796)	(0.9)%
Interest expense, net	80,849	8.8%	80,247	9.6%
Other expense, net	9,904	1.1%	81,797	9.8%
Loss from continuing operations before income taxes	(79,166)	(8.6)%	(169,840)	(20.3)%
Provision (benefit) for income taxes	12,968	1.4%	(536)	(0.1)%
Net loss from continuing operations	$(92,134)	(10.0)%	$(169,304)	(20.2)%
Loss from discontinued operations, net of tax	(22,091)		(201)
Net loss	$(114,225)		$(169,505)
___________________________

[1]	These line items include the following amounts of non-cash, share-based compensation expense for the periods indicated:

	Fiscal year ended
	December 29, 2019	% of net sales	December 30, 2018	% of net sales
Cost of sales	$600	0.1%	$585	0.1%
Selling, general and administrative	29,185	3.2%	23,608	2.8%
Research and development	2,782	0.3%	1,927	0.2%

The following table sets forth our net sales by product line for our U.S. and International businesses for the periods indicated (in thousands) and the percentage of year-over-year change:

	Fiscal year ended
	December 29, 2019	December 30, 2018	% change
U.S.
Lower extremities	$276,821	$250,735	10.4%
Upper extremities	329,787	281,314	17.2%
Biologics	91,450	83,077	10.1%
Sports med & other	8,231	8,412	(2.2)%
Total U.S.	$706,289	$623,538	13.3%

International
Lower extremities	$63,636	$60,749	4.8%
Upper extremities	118,404	114,460	3.4%
Biologics	22,021	25,757	(14.5)%
Sports med & other	10,550	11,686	(9.7)%
Total International	$214,611	$212,652	0.9%

Total net sales	$920,900	$836,190	10.1%
The following table reconciles our non-GAAP organic and combined pro forma net sales by product line for the fiscal year ended December 29, 2019 and December 30, 2018 (in thousands):

	Fiscal year ended December 29, 2019
	Legacy Wright (organic)	Standalone Cartiva	Wright Medical Group N.V.
U.S.
Lower extremities	$251,101	$25,720	$276,821
Upper extremities	329,787	—	329,787
Biologics	91,450	—	91,450
Sports med & other	8,231	—	8,231
Total U.S.	$680,569	$25,720	$706,289

International
Lower extremities	$59,519	$4,117	$63,636
Upper extremities	118,404	—	118,404
Biologics	22,021	—	22,021
Sports med & other	10,550	—	10,550
Total International	$210,494	$4,117	$214,611

Global
Lower extremities	$310,620	$29,837	$340,457
Upper extremities	448,191	—	448,191
Biologics	113,471	—	113,471
Sports med & other	18,781	—	18,781
Total net sales	$891,063	$29,837	$920,900

	Fiscal year ended December 30, 2018
	Legacy Wright (organic)	Standalone Cartiva, post-acquisition	Standalone Cartiva, pre-acquisition	Non-GAAP combined pro forma
U.S.
Lower extremities	$241,568	$9,167	$24,030	$274,765
Upper extremities	281,314	—	—	281,314
Biologics	83,077	—	—	83,077
Sports med & other	8,412	—	—	8,412
Total U.S.	$614,371	$9,167	$24,030	$647,568

International
Lower extremities	$60,430	$319	$1,254	$62,003
Upper extremities	114,460	—	—	114,460
Biologics	25,757	—	—	25,757
Sports med & other	11,686	—	—	11,686
Total International	$212,333	$319	$1,254	$213,906

Global
Lower extremities	$301,998	$9,486	$25,284	$336,768
Upper extremities	395,774	—	—	395,774
Biologics	108,834	—	—	108,834
Sports med & other	20,098	—	—	20,098
Total net sales	$826,704	$9,486	$25,284	$861,474

		Fiscal year ended December 29, 2019
		Non-GAAP organic and combined pro forma net sales growth/(decline)
		Legacy Wright (organic)	Standalone Cartiva	Non-GAAP combined pro forma
U.S.
Lower extremities		3.9%	N/A	0.7%
Upper extremities		17.2%	N/A	17.2%
Biologics		10.1%	N/A	10.1%
Sports med & other		(2.2)%	N/A	(2.2)%
Total U.S.		10.8%	N/A	9.1%

International
Lower extremities		(1.5)%	N/A	2.6%
Upper extremities		3.4%	N/A	3.4%
Biologics		(14.5)%	N/A	(14.5)%
Sports med & other		(9.7)%	N/A	(9.7)%
Total International		(0.9)%	N/A	0.3%

Global
Lower extremities		2.9%	N/A	1.1%
Upper extremities		13.2%	N/A	13.2%
Biologics		4.3%	N/A	4.3%
Sports med & other		(6.6)%	N/A	(6.6)%
Total net sales		7.8%	N/A	6.9%

Net sales
U.S. net sales. U.S. net sales totaled $706.3 million in 2019, a 13.3% increase from $623.5 million in 2018, primarily due to continued growth in our U.S. upper extremities business. Additionally, we had $25.7 million of net sales from Cartiva. We had non-GAAP organic growth of 10.8% along with non-GAAP combined pro forma growth of 9.1%.
U.S. sales represented approximately 76.7% of total net sales in 2019, compared to 74.6% of total net sales in 2018.
Our U.S. lower extremities net sales increased to $276.8 million in 2019 compared to $250.7 million in 2018, representing growth of 10.4%. This growth was primarily driven by Cartiva net sales of approximately $25.7 million. Our non-GAAP organic net sales of U.S. lower extremities increased 3.9%, which was in line with our expectations and primarily driven by 11% net sales growth in our total ankle replacement products, partially offset by flat performance in our core foot products. We believe our U.S. lower extremities business made good progress in bringing the U.S. lower extremities sales force back to full strength in the second half of 2019, filling our open territories with experienced foot and ankle reps, and we noted an improved growth rate in the fourth quarter for our total ankle products and our core foot and ankle products. We expect it will continue to take some time for the full benefits of these actions to be evident in our sales results.
Our U.S. upper extremities net sales increased to $329.8 million in 2019 from $281.3 million in 2018, representing growth of 17.2%. This growth was driven by the ongoing launch of our AEQUALIS™ FLEX REVIVE™ revision shoulder system and continued success of the combination of our BLUEPRINT™ enabling technology, AEQUALIS™ PERFORM™ Reversed Glenoid System and SIMPLICITI® shoulder system.
Our U.S. biologics net sales totaled $91.5 million in 2019, up from $83.1 million in 2018, representing a 10.1% increase over 2018. This increase was driven by net sales volume growth of AUGMENT® Injectable, which launched at the end of the second quarter of 2018 after receiving FDA approval, and in our core biologics products.
International net sales. Net sales in our international regions totaled $214.6 million in 2019, compared to $212.7 million in 2018. This 0.9% increase was primarily driven by incremental Cartiva net sales and an increase in our direct markets in our international upper extremities business. These increases were offset by a $9.0 million unfavorable impact from foreign currency exchange rates (a 4 percentage point unfavorable impact to international sales growth rate).
Our international lower extremities net sales increased 4.8% to $63.6 million in 2019 from $60.7 million in 2018. Sales increased primarily due to $4.1 million in Cartiva net sales. Non-GAAP organic international lower extremities sales decreased 1.5%, mostly due to a $2.4 million unfavorable impact from foreign currency exchange rates (a 4 percentage point unfavorable impact to international lower extremities sales growth rate). This unfavorable impact was partially offset by increased sales volumes to our distributor markets.
Our international upper extremities net sales increased 3.4% to $118.4 million in 2019 from $114.5 million in 2018. Sales increased by a combined 8.5% in our direct markets. These increases were partially offset by a $5.5 million unfavorable impact from foreign currency exchange rates (a 5 percentage point unfavorable impact to international upper extremities sales growth rate).
Our international biologics net sales decreased 14.5% to $22.0 million in 2019 from $25.8 million in 2018, due to timing of sales to stocking distributors and a $0.7 million unfavorable impact from foreign currency exchange rates (a 3 percentage point unfavorable impact to international biologics sales growth rate).
Cost of sales
Our cost of sales totaled $188.6 million, or 20.5% of net sales, in 2019, compared to $180.2 million, or 21.5% of net sales, in 2018. Our 2019 cost of sales included a $5.2 million favorable adjustment as a result of our change in accounting estimate of reserves for excess and obsolete inventory, as such inventory was sold (see Note 2 to the consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data” for further discussion of change in our estimate). Cost of sales as a percentage of net sales further decreased as a percentage of sales due to favorable manufacturing expenses and increased gross margins from Cartiva net sales, partially offset by inventory step-up amortization.
Our cost of sales and corresponding gross profit percentages can be expected to fluctuate in future periods depending upon, among other factors, changes in our product sales mix and prices, distribution channels and geographies, manufacturing yields, period expenses, levels of production volume, and currency exchange rates.
Selling, general and administrative
Our selling, general and administrative expenses totaled $614.7 million, or 66.7% of net sales, in 2019, compared to $578.0 million, or 69.1% of net sales, in 2018. In 2019, selling, general and administrative expenses included transaction and transition costs of $5.8 million, or 0.6% of net sales, and a non-cash asset impairment associated with the technology transfer of $5.6 million, or 0.6% of net sales. In 2018, selling, general and administrative expenses included transaction and transition cost of $7.6 million, or 0.9% of net sales. The remaining selling, general and administrative expenses as a percentage of net sales decreased 3 percentage points primarily due to leveraging certain general and administrative expenses over increased net sales.

Our selling, general and administrative expenses are expected to decrease as a percentage of net sales in 2020 through opportunities to continue to improve efficiency and leverage our fixed expenses as we expect net sales to continue to increase at a higher rate than expenses.
Research and development
Our investment in research and development expense totaled $74.1 million, or 8.0% of net sales, in 2019 compared to $59.1 million, or 7.1% of net sales, in 2018. Research and development costs increased 1 percentage point primarily due to investments in our new product pipeline.
Our research and development expenses are estimated to range from 7% to 8% as a percentage of net sales in 2020.
Amortization of intangible assets
Charges associated with amortization of intangible assets totaled $31.9 million in 2019 compared to $26.7 million in 2018. Based on intangible assets held at December 29, 2019, we expect amortization expense to be between $27 million and $31 million per year for the years 2020 through 2024.
Interest expense, net
Interest expense, net, totaled $80.8 million in 2019 and $80.2 million in 2018. Increased interest expense in 2019 related primarily to non-cash interest expense associated with the amortization of the discount on the 2023 Notes, 2021 Notes, and 2020 Notes of $23.5 million, $22.0 million, and $3.8 million, respectively; amortization of deferred financing charges on our borrowings totaling $5.2 million; and cash interest expense totaling $29.0 million primarily associated with the 2023 Notes, 2021 Notes, 2020 Notes, and borrowings under our ABL Facility and the Term Loan Facility, partially offset by interest income of $2.6 million.
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
Other expense, net
Other expense, net totaled $9.9 million in 2019, compared to $81.8 million of other expense, net in 2018. In 2019, other expense, net, consisted primarily of a loss of $14.3 million on the exchange of the cash convertible notes, primarily due to settlement of related conversion derivative liabilities; and a $9.5 million loss related to fair value adjustments to contingent consideration; partially offset by a $11.0 million gain related to mark-to-market adjustments on derivative assets and liabilities; and a net gain on investments of $3.3 million. In 2018, other expense, net, consisted primarily of a $39.9 million charge for the write-off of unamortized deferred financing fees and debt discount associated with the extinguishment of $400.0 million of the 2020 Notes; a $35.9 million loss for the net mark-to-market adjustments on our derivative assets and liabilities; a $3.2 million loss from foreign currency translation; and a $1.8 million loss on fair value adjustments to contingent consideration, including mark-to-market adjustments on CVRs issued in connection with the BioMimetic acquisition.
Provision (benefit) for income taxes
We recorded a tax provision of $13.0 million in 2019 and a tax benefit of $0.5 million in 2018. During 2019, our effective tax rate was approximately (16.4)%, as compared to 0.3% in 2018. Our 2019 net tax provision includes an approximately $10.0 million tax provision due to a change in tax rates on income from deferred intercompany transactions and tax provision on net earnings in jurisdictions where we do not have a valuation allowance offset by a tax benefit for foreign currency losses. Our 2018 tax benefit included an approximately $3.6 million tax benefit recorded due to a change in our valuation allowance as a result of the Cartiva acquisition, a tax provision of $2.7 million due to a change in judgment regarding our ability to realize certain foreign deferred tax assets, and a $0.2 million U.S. tax benefit within continuing operations as a result of the pre-tax gain within discontinued operations. These amounts were offset by income tax provision for net income earned in jurisdictions where we do not have a valuation allowance.
Loss from discontinued operations, net of tax
Loss from discontinued operations, net of tax, consists primarily of the costs associated with legal defense, income/loss associated with product liability insurance recoveries/denials, and changes to any contingent liabilities associated with the OrthoRecon business that was sold to MicroPort. Our loss from discontinued operations for the fiscal years ended 2019 and 2018 was net of $18.5 million in insurance recoveries recognized in 2019 and a $30.75 million insurance recovery recognized in 2018. See Note 4 and Note 17 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data” for further discussion regarding our discontinued operations and our retained contingent liabilities associated with the OrthoRecon business.

Reportable segments
The following tables set forth, for the periods indicated, net sales and operating income (loss) of our reportable segments expressed as dollar amounts (in thousands) and as a percentage of net sales:

	Fiscal year ended December 29, 2019
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics
Net sales	$371,791	$334,498	$214,611
Operating income (loss)	$103,883	$123,539	$(1,895)
Operating income (loss) as a percent of net sales	27.9%	36.9%	(0.9)%

	Fiscal year ended December 30, 2018
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics
Net sales	$337,433	$286,105	$212,652
Operating income	$96,153	$97,644	$1,492
Operating income as a percent of net sales	28.5%	34.1%	0.7%
Net sales of our U.S. lower extremities and biologics segment increased $34.4 million in 2019 over the prior year. Operating income of our U.S. lower extremities and biologics segment increased $7.7 million in 2019 over the prior year. These increases to both net sales and operating income were driven primarily by net sales from Cartiva, as well as net sales growth from our INFINITY® total ankle replacement products, our core lower extremities and biologics businesses, and AUGMENT® Injectable, which received FDA approval in the second quarter of 2018. The increase in operating income was partially offset by investments in our lower extremities sales force. The Cartiva acquisition had an impact of approximately $16.6 million on net sales for our U.S. lower extremities and biologics segment in 2019 over the prior year. The Cartiva acquisition had an impact of approximately $15.5 million for the fiscal year ended December 29, 2019 on operating income for our U.S. lower extremities and biologics segment.
Net sales of our U.S. upper extremities segment increased $48.4 million in 2019 over the prior year. Operating income of our U.S. upper extremities segment increased $25.9 million in 2019 over the prior year. These increases to both net sales and operating income were primarily driven by continued net sales growth within our innovative shoulder product portfolio, including the combination of our AEQUALIS™ PERFORM™ Reversed Glenoid System, SIMPLICITI® shoulder system, and BLUEPRINT™ enabling technology, the ongoing launch of our AEQUALIS™ FLEX REVIVE™ revision shoulder system, and leveraging certain selling, general and administrative expenses over increased net sales.
Net sales of our International extremities and biologics segment increased $2.0 million in 2019 over the prior year. This increase to net sales was primarily due to incremental Cartiva net sales in our international lower extremities business and growth in direct market sales in our international upper extremities business. The Cartiva acquisition had an impact of approximately $3.8 million on net sales for our International extremities and biologics segment in 2019 over the prior year. This increase was mostly offset by unfavorable impacts from foreign currency exchange rates. International extremities and biologics segment had an operating loss of $1.9 million during the fiscal year ended December 29, 2019 compared to $1.5 million of operating income for the fiscal year ended December 30, 2018, resulting in a $3.4 million decrease in operating income (loss). This decrease was primarily due to spending associated with the new European Medical Device Regulation (MDR). These impacts were partially offset by the operating income from the Cartiva acquisition which totaled $3.5 million for the fiscal year ended December 29, 2019.

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
Our U.S. upper extremities net sales increased to $281.3 million in 2018 from $240.0 million in 2017, representing growth of 17.2%. This growth was driven by our innovative shoulder product portfolio, including the ongoing launch of our AEQUALIS® PERFORM™ Reversed Glenoid System, continued contributions from our SIMPLICITI® shoulder system, and accelerating adoption of our BLUEPRINT™ enabling technology. These increases were partially offset by the impact of four fewer selling days in 2018.
Our U.S. biologics net sales totaled $83.1 million in 2018, up from $78.4 million in 2017, representing a 6.0% increase over 2017. This increase was driven by net sales volume growth in our core biologics products and AUGMENT® Injectable, which launched at the end of the second quarter of 2018 after receiving FDA approval. These increases were partially offset by the impact of four fewer selling days in 2018.
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
Interest expense, net
Interest expense, net, totaled $80.2 million in 2018 and $74.6 million in 2017. Increased interest expense was driven by the increase in debt outstanding following the issuance of the 2023 Notes in the second quarter of 2018 and the 2021 Term Loan Facility that was established during the second quarter of 2018 (see Note 10 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data” for further discussion of changes in our outstanding debt).
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
See Note 4 and Note 17 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data” for further discussion regarding our discontinued operations and our retained contingent liabilities associated with the OrthoRecon business.
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
Net sales of our U.S. lower extremities and biologics segment increased $27.7 million in 2018 over the prior year. Operating income of our U.S. lower extremities and biologics segment increased $16.3 million in 2018 over the prior year. These increases to both net sales and operating income were driven primarily by net sales growth from our total ankle replacement products, our core lower extremities and biologics businesses, AUGMENT® Injectable, which received FDA approval in the second quarter of 2018, and leveraging certain selling, general and administrative expenses over increased net sales. Additionally, the impact from the Cartiva acquisition had an impact of approximately $9.2 million and $4.3 million on sales and operating income, respectively, for our U.S. lower extremities and biologics segment.

Net sales of our U.S. upper extremities segment increased $41.3 million in 2018 over the prior year. Operating income of our U.S. upper extremities segment increased $18.8 million in 2018 over the prior year. These increases to both net sales and operating income were primarily driven by net sales growth within our innovative shoulder product portfolio, including continued success of our AEQUALIS™ PERFORM™ Reversed Glenoid System and our SIMPLICITI® shoulder system, and leveraging certain selling, general and administrative expenses over increased net sales.
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
Liquidity and Capital Resources
The following table sets forth, for the periods indicated, certain liquidity measures (in thousands):

	December 29, 2019	December 30, 2018
Cash and cash equivalents	$166,856	$191,351
Working capital (deficit) [1,2]	(106,350)	136,106
_____________________

[1]
As of December 29, 2019, the sale price condition (as defined within Note 10 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data”) for the 2021 Notes was satisfied and, therefore, the 2021 Notes are convertible at any time during the succeeding quarterly period. As a result, the carrying value of the 2021 Notes was classified as a current liability as of December 29, 2019. The respective balances were classified as long-term as of December 30, 2018.

[2]
The holders of the 2020 Notes may convert their notes at any time on or after August 15, 2019. Due to the ability of the holders of the 2020 Notes to convert their notes within the next year, the carrying value of the 2020 Notes was classified as a current liability as of December 30, 2018. The 2020 Notes were classified as a current liability as of December 29, 2019 as they matured on February 15, 2020.

Operating activities. Cash provided by (used in) operating activities totaled $41.6 million, $(63.7) million, and $(184.8) million in 2019, 2018, and 2017, respectively. The increase in cash provided by operating activities in 2019 as compared to 2018 was primarily driven by improved cash profitability of continuing operations and lower levels of cash paid on contingent consideration and product liabilities associated with discontinued operations. During 2018, we paid $42.0 million upon reaching the CVR product sales milestone payment associated with sales for AUGMENT® Bone Graft and $88.6 million for discontinued operations as compared to $52.6 million for discontinued operations in 2019 (see Note 17 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data” for further discussion of product liability claims and insurance recoveries).
The decrease in cash used in operating activities in 2018 as compared to 2017 was primarily due to lower levels of cash settlements for product liability claims associated with discontinued operations. Cash used in discontinued operations totaled $88.6 million and $228.1 million in 2018 and 2017, respectively (see Note 17 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data” for further discussion of product liability settlement liabilities and insurance recoveries), as well as improved cash profitability of continuing operations, partially offset by the 2018 payment of $42.0 million upon reaching the CVR product sales milestone payment associated with sales for AUGMENT® Bone Graft.
Investing activities. Our capital expenditures totaled $99.3 million in 2019, $71.5 million in 2018, and $63.5 million in 2017. This increase is primarily due to increased investments in surgical instrumentation to support the continued rollouts and upcoming product launches in our upper extremities business, as well as increased investments in computer systems. In 2019, we also incurred approximately $14 million for the purchase and set up of a 40,000 square foot state of the art manufacturing and distribution facility in Arlington, Tennessee.
In addition to capital expenditures, during 2018, the majority of our cash used in investing activities was associated with the acquisition of Cartiva for $434.3 million, net of cash acquired. Additionally, during 2017, we paid $44.1 million in conjunction with the IMASCAP acquisition, net of cash acquired. See Note 3 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data” for additional information regarding these acquisitions.
Financing activities. Cash provided by financing activities totaled $37.4 million, $598.1 million, and $46.8 million in 2019, 2018 and 2017, respectively.
Cash provided by financing activities in 2019 was primarily attributable to $52.1 million in cash received from the issuance of ordinary shares in connection with option exercises. These proceeds were partially offset by $6.4 million of net payments related to the exchange of 2023 Notes for 2020 Notes (as further described below) and the associated issuance of additional 2023 Notes Hedges and warrants and settlement of pro rata portions of the 2020 Notes Hedges and warrants.
On February 7, 2019, WMG issued $139.6 million of additional 2023 Notes in exchange for $130.1 million aggregate principal amount of 2020 Notes. As this was a debt modification, a pro rata share of the 2020 Notes deferred financing costs and discount was transferred to the 2023 Notes deferred financing costs and discount. Additionally, the 2023 Notes discount was adjusted in order for net debt to remain the same subsequent to the exchange. While the debt modification was a non-cash transaction, we paid approximately $3.0 million of debt modification costs.
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
Cash provided by financing activities in 2018 was primarily attributable to the net cash proceeds received from the registered equity offering and 2023 Notes issuance. During August 2018, we entered into an underwriting agreement with J.P. Morgan, relating to a registered public offering of our ordinary shares. The discounted proceeds to Wright for the equity offering to fund the Cartiva acquisition were $448.9 million. Payments of equity offering costs were $25.9 million during 2018. Proceeds were subsequently used in October 2018 to fund the $435.0 million purchase price of Cartiva.
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
During 2018, we also received $21.6 million of cash from the issuance of ordinary shares in connection with option exercises under our share-based compensation plans.
Cash provided by financing activities in 2017 was primarily attributable to $34.9 million of debt proceeds largely from additional borrowings from the ABL Facility and $27.6 million of cash from the issuance of ordinary shares in connection with option exercises under our share-based compensation plans. This was partially offset by $11.5 million of debt payments including a $2.0 million payment of the 2017 Notes and net payments due to the weekly lockbox repayment/re-borrowing arrangement underlying the ABL Facility.
Repatriation. As of December 29, 2019, approximately $0.5 million of our cash and cash equivalents was held by certain U.S.-controlled non-U.S. subsidiaries which may not represent available liquidity for general corporate purposes. Our current plans do not foresee a need to repatriate funds that are designated as permanently reinvested in order to fund our operations or meet currently anticipated liquidity and capital investment needs.
Discontinued operations. Cash flows from discontinued operations are combined with cash flows from continuing operations in the consolidated statements of cash flows. Cash used in discontinued operations totaled $52.6 million, $88.6 million, and $228.1 million for the years ended December 29, 2019, December 30, 2018, and December 31, 2017, respectively, and primarily related to payments of retained product liability claims from the OrthoRecon business. We do not expect that the future cash outflows from discontinued operations, including the payment of these retained liabilities of the OrthoRecon business, will have an impact on our ability to meet contractual cash obligations and fund our working capital requirements, operations, and anticipated capital expenditures.
Contractual cash obligations. At December 29, 2019, we had contractual cash obligations and commercial commitments as follows (in thousands):

	Payments due by periods
Contractual obligations	Total	Less than 1 year [4,5]	1-3 years	3-5 years	More than 5 years
Amounts reflected in consolidated balance sheet:
Finance lease obligations [1]	$27,515	$7,912	$11,322	$4,951	$3,330
Operating leases obligations [1]	24,561	7,420	9,510	3,595	4,036
Notes payable [2]	1,313,278	474,702	22,934	814,637	1,005

Amounts not reflected in consolidated balance sheet:
Minimum supply obligations	44,204	7,766	14,619	14,619	7,200
Interest on notes payable [3]	70,788	23,309	35,258	12,221	—

Total contractual cash obligations	$1,480,346	$521,109	$93,643	$850,023	$15,571
_______________________________

[1]	Payments include amounts representing interest.

[2]
Our notes payable include 2020 Notes, 2021 Notes, 2023 Notes, ABL Facility, ABL Term Loan Facility, and other debt. See further discussion in Note 10 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

[3]
Represents interest on 2020 Notes, 2021 Notes, 2023 Notes, ABL Term Loan Facility, and other debt. See further discussion in Note 10 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

[4]
The 2021 Notes will mature on November 15, 2021 unless earlier converted or repurchased. As of December 29, 2019, the sale price condition (as defined in Note 10 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data”) for the 2021 Notes was satisfied and, therefore, the 2021 Notes are convertible at any time during the succeeding quarterly period. As a result, the carrying value of the 2021 Notes was classified as a current liability as of December 29, 2019 and the gross amount of $395.0 million is included in the less than 1 year total above.

[5]
All outstanding loans under the ABL Facility and Term Loan Facility will be due and payable in full on December 23, 2021 or earlier under certain specified circumstances as described in Note 10 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.” The less than 1 year total above includes $20.7 million in borrowings outstanding under the ABL Facility as this debt is reflected as a current liability on our consolidated balance sheet as of December 29, 2019 due to the weekly lockbox repayment/re-borrowing arrangement underlying the agreement, as well as the ability for the lenders to accelerate the repayment of the debt under certain circumstances.

The amounts reflected in the table above exclude the following:

•	product liabilities described in Note 17 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data”

•
2023, 2021, and 2020 Notes Conversion Derivatives (see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for quantitative analysis on possible cash obligations upon maturity at various assumed stock prices)

•
contingent consideration related to the IMASCAP acquisition of approximately €25.1 million or $28.0 million that may be required in potential sales earnouts and milestone payments for new software modules and a potential future implant system as described in Note 6 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data”

•
unrecognized tax benefits of approximately $4.5 million, as certain of these matters may not require cash settlement due to the existence of net operating loss carryforwards as described in Note 12 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data”

•	commissions and royalties on future product sales.
Portions of these payments are denominated in foreign currencies and were translated in the table above based on their respective U.S. dollar exchange rates at December 29, 2019. These future payments are subject to foreign currency exchange rate risk.
The amounts reflected in the table above for finance lease obligations represent future minimum lease payments under our finance lease agreements, which are primarily for certain property and equipment. The present value of the minimum lease payments is recorded in our consolidated balance sheet at December 29, 2019. The minimum lease payments related to these leases are discussed further in Note 9 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”
The amounts reflected in the table above for operating leases represent future minimum lease payments under non-cancelable operating leases primarily for certain equipment and office space. The present value of the minimum lease payments is recorded in our consolidated balance sheet at December 29, 2019. The minimum lease payments related to these leases are discussed further in Note 9 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”
Other liquidity information. We have funded our cash needs through borrowings under credit facilities, including most recently our ABL Facility, various equity and debt issuances and through cash flow from operations.
In August 2018, we entered into an underwriting agreement with J.P. Morgan, relating to a registered public offering. The net proceeds to Wright were $423.0 million. The proceeds were subsequently used to fund the $435.0 million purchase of Cartiva in October 2018 as well as costs and expenses related thereto.
On December 23, 2016, we, together with WMG and certain of our other wholly-owned U.S. subsidiaries (collectively, Borrowers), entered into a Credit, Security and Guaranty Agreement with Midcap Financial Trust, as administrative agent (Agent) and a lender and the additional lenders from time to time party thereto, which agreement was subsequently amended in May 2018 and February 2019 (as amended, the Credit Agreement). The Credit Agreement provides for a $175.0 million senior secured asset-based line of credit, subject to the satisfaction of a borrowing base requirement (ABL Facility) and a $55.0 million term loan facility (Term Loan Facility). The ABL Facility may be increased by up to $75.0 million upon the Borrowers’ request, subject to the consent of the Agent and each of the other lenders providing such increase. We are required to maintain net revenue at or above specified minimum levels, to maintain liquidity in the United States above a specified level and to comply with other covenants under the Credit Agreement. We are in compliance with all covenants as of December 29, 2019. As of December 29, 2019, we had $20.7 million in borrowings outstanding under the ABL Facility and $154.3 million in unused availability under the ABL Facility. As of December 30, 2018, we had $17.8 million in borrowings outstanding under the ABL Facility and $132.2 million in unused availability under the ABL Facility. As of December 29, 2019 and December 30, 2018, we had $20.0 million outstanding under the Term Loan Facility. See Note 10 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”
As of December 29, 2019, our accrual for metal-on-metal claims totaled $40.5 million, of which $33.0 million is included in our consolidated balance sheet within “Accrued expenses and other current liabilities” and $7.5 million is included within “Other liabilities.”  As of December 30, 2018, our accrual for metal-on-metal claims totaled $74.5 million, of which $51.9 million is included in our consolidated balance sheet within “Accrued expenses and other current liabilities” and $22.6 million is included within “Other liabilities.” See Note 17 to our consolidated financial statements for additional discussion regarding our accrual methodologies for the metal-on-metal hip replacement product liability claims.
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
In February 2019, we issued $139.6 million additional aggregate principal amount of the 2023 Notes in exchange for $130.1 million aggregate principal amount of the 2020 Notes and settled a pro rata share of the 2020 Notes Conversion Derivatives, 2020 Notes Hedges and warrants corresponding to the amount of 2020 Notes exchanged pursuant to this exchange. We also entered into additional agreements for 2023 Notes Conversion Derivatives, 2023 Notes Hedges, and warrants. See Note 10 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”
Although it is difficult for us to predict our future liquidity requirements, we believe that our cash and cash equivalents balance of approximately $166.9 million, the $154.3 million availability under the ABL Facility and the $35 million availability under the Term Loan Facility, as of December 29, 2019, will be sufficient for the next 12 months to fund our working capital requirements and operations, permit anticipated capital expenditures in 2020 of approximately $80 million, pay retained metal-on-metal product and other liabilities of the OrthoRecon business, net of insurance recoveries, fund contingent consideration, and meet our other anticipated contractual cash obligations in 2020. As described above, as of December 29, 2019, the sale price condition (as defined in Note 10 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data”) for the 2021 Notes was satisfied and, therefore, the 2021 Notes are convertible at any time during the succeeding quarterly period. We currently do not expect significant conversions because the 2021 Notes currently trade at a premium to the as-converted value, and a converting holder would forego future interest payments. However, any conversions would reduce our cash resources.
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
More information regarding the current IPRD projects we acquired in our IMASCAP and Cartiva acquisitions is as follows:

•
The next generation reverse shoulder implant system is a reverse shoulder replacement implant having glenoid or glenoid and humeral implant components. We have an anticipated first clinical use in 2020 and launch in the second half of 2021; however, the risks and uncertainties associated with completion are dependent upon testing validations and FDA and CE mark clearance. We have incurred expenses of approximately $0.2 million in the fiscal year ended December 29, 2019. Project cost to complete is estimated to be less than $2 million.

•
The CMC thumb implant is an arthroplasty device designed to resurface the CMC joint for the treatment of osteoarthritis. We anticipate the launch of the CMC thumb implant no earlier than 2021; however, the risks and uncertainties associated with completion are dependent upon testing validations and FDA PMA approval. We have incurred expenses of approximately $0.5 million in the fiscal year ended December 29, 2019. Project cost to complete is estimated to be less than $3 million.

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
Excess and obsolete inventories. We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory on a first-in, first-out (FIFO) basis or its net realizable value. We regularly review inventory quantities on hand for excess and obsolete inventory, and, when circumstances indicate, we incur charges to write down inventories to their net realizable value. Historically, our excess and obsolete inventory reserve was based on both the current age of kit inventory as compared to its estimated life cycle and our forecasted product demand and production requirements for other inventory items for the next 36 months. During the quarter ended September 29, 2019, we changed our estimate of excess and obsolete inventory reserves to better reflect the future usage for inventory in excess of estimated three-year demand. The impact of this change in estimate was approximately $26 million. We reduce our inventory reserve and recognize an offset to cost of sales as the related inventory is sold based on an estimated inventory turnover period of 2.5 years. A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. Additionally, our industry is characterized by regular new product development that could result in an increase in the amount of obsolete inventory quantities on hand due to cannibalization of existing products. Also, our estimates of future product demand may prove to be inaccurate in which case we may be required to incur charges for excess and obsolete inventory.
Total charges incurred to write down excess and obsolete inventory to net realizable value included in “Cost of sales” were approximately $13.1 million, $20.9 million, and $19.2 million for the fiscal years ended December 29, 2019, December 30, 2018, and December 31, 2017, respectively. Our 2019 excess and obsolete charges included a $5.2 million favorable adjustment as a result of our change in accounting estimate of reserves for excess and obsolete inventory, as such inventory was sold. During the fiscal years ended December 30, 2018 and December 31, 2017, our excess and obsolete charges included product rationalization initiative adjustments of $4.4 million and $3.1 million, respectively.
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
We estimate fair value attributed to IPRD acquired as part of acquisitions that has not reached technological feasibility but that has advanced to a stage of development where management reasonably believes net future cash flow forecasts could be prepared and where there is a reasonable possibility of technical success.
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
As of December 29, 2019, we had approximately $1.3 billion of goodwill recorded as a result of our acquisition of businesses, including the Cartiva and IMASCAP acquisitions and the Wright/Tornier merger. Goodwill is tested for impairment annually, or more frequently if changes in circumstances or the occurrence of events suggest that impairment exists. The annual evaluation of goodwill impairment may require the use of estimates and assumptions to determine the fair value of our reporting units using projections of future cash flows. Unless circumstances otherwise dictate, the annual impairment test is performed on October 1 each year.
We performed a qualitative analysis of goodwill for impairment as of October 1, 2019 for our reporting units and determined that it is not more likely than not that the respective carrying values of our reporting units exceeded their fair value, indicating that goodwill was not impaired.
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
The legal contingencies described in this section relate primarily to WMT, an indirect subsidiary of Wright Medical Group N.V., and are not necessarily applicable to Wright Medical Group N.V. or other affiliated entities. Maintaining separate legal entities within our corporate structure is intended to ring-fence liabilities. We believe our ring-fenced structure should preclude corporate veil-piercing efforts against entities whose assets are not associated with particular claims.
We have received claims for personal injury against us associated with fractures of the PROFEMUR® titanium modular neck product (PROFEMUR® Claims). As of December 29, 2019, there were approximately 22 unresolved pending U.S. lawsuits and approximately 50 unresolved pending non-U.S. lawsuits alleging such claims (44 of which are part of a single consolidated class action lawsuit in Canada). The overall fracture rate for the product is low and the fractures appear, at least in part, to relate to patient demographics. In 2009, we began offering a cobalt-chrome version of the PROFEMUR® modular neck, which has greater strength characteristics than the alternative titanium version. However, during the fiscal quarter ended September 30, 2011, as a result of an increase in the number and monetary amount of these claims, management estimated our liability to patients in the United States and Canada who have previously required a revision following a fracture of a PROFEMUR® titanium modular neck, or who may require a revision in the future. As of December 29, 2019, our accrual for PROFEMUR® Claims totaled $12.1 million, of which $8.8 million is included in our consolidated balance sheet within “Accrued expenses and other current liabilities” and $3.3 million is included within “Other liabilities.” As of December 30, 2018, our accrual for PROFEMUR® Claims totaled $17.5 million, of which $12.3 million is included in our consolidated balance sheet within “Accrued expenses and other current liabilities” and $5.2 million is included within “Other liabilities.” We expect to pay the majority of these claims within the next two years. Any claims associated with this product outside of the United States and Canada, or for any other products, will be managed as part of our standard product liability accrual methodology on a case-by-case basis.
We are aware that MicroPort has recalled a certain size of its cobalt chrome modular neck product as a result of alleged fractures. As of December 29, 2019, there were seven pending U.S. lawsuits and seven pending non-U.S. lawsuits against us alleging personal injury resulting from the fracture of a cobalt chrome modular neck. These claims will be managed as part of our standard product liability accrual methodology on a case-by-case basis.
Claims for personal injury have also been made against us associated with metal-on-metal hip products (primarily the CONSERVE® product line). The pre-trial management of certain of these claims was consolidated in the federal court system, in the United States District Court for the Northern District of Georgia under multi-district litigation (MDL) and certain other claims by the Judicial Counsel Coordinated Proceedings in state court in Los Angeles County, California (JCCP and, together with the MDL, the Consolidated Metal-on-Metal Claims). Pursuant to previously disclosed settlement agreements with the Court-appointed attorneys representing plaintiffs in the MDL and JCCP (the MoM Settlement Agreements), the MDL and JCCP were closed to new cases effective October 18, 2017 and October 31, 2017, respectively.
Excluding claims resolved in the MoM Settlement Agreements, as of December 29, 2019, there were approximately 205 unresolved metal-on-metal hip cases pending in the U.S. This number includes cases ineligible for settlement under the MoM Settlement Agreements, cases which opted out of such settlements, post-settlement cases, tolled cases, and existing state court cases that were not part of the MDL or JCCP. As of December 29, 2019, we estimate there also were pending approximately 27 unresolved non-U.S. metal-on metal hip cases, 9 unresolved U.S. modular neck cases alleging claims related to the release of metal ions, and zero non-U.S. modular neck cases with metal ion allegations. We also estimate that as of December 29, 2019, there were approximately 514 non-revision claims either dismissed or awaiting dismissal from the MDL and JCCP, which dismissal is a condition of the MoM Settlement Agreements. Although there is a limited time period during which dismissed non-revision claims may be refiled, it is presently unclear how many non-revision claimants will elect to do so. As of December 29, 2019, no dismissed non-revision cases have been refiled.
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

As of December 29, 2019, our accrual for metal-on-metal claims totaled $40.5 million, of which $33.0 million is included in our consolidated balance sheet within “Accrued expenses and other current liabilities” and $7.5 million is included within “Other liabilities.” As of December 30, 2018, our accrual for metal-on-metal claims totaled $74.5 million, of which $51.9 million is included in our consolidated balance sheet within “Accrued expenses and other current liabilities” and $22.6 million is included within “Other liabilities.” Our accrual is based on (i) case by case accruals for specific cases where facts and circumstances warrant, and (ii) the implied settlement values for eligible claims under the MoM Settlement Agreements. We are unable to reasonably estimate the high-end of a possible range of loss for claims which elected to opt-out of the MoM Settlement Agreements. Claims we can confirm would meet the eligibility criteria set forth in the MoM Settlement Agreements but are excluded from the settlements due to the maximum settlement cap, or because they are cases not part of the MDL or JCCP, have been accrued as of the respective settlement rates. Due to the general uncertainties surrounding all metal-on metal claims as noted above, as well as insufficient information about individual claims, we are presently unable to reasonably estimate a range of loss for future claims; hence we have not accrued for these claims at the present time.
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
Accounting for income taxes. We account for income taxes in accordance with provisions which set forth an asset and liability approach that requires the recognition of deferred tax assets and deferred tax liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Realization of deferred tax assets in each taxable jurisdiction is dependent on our ability to generate future taxable income sufficient to realize the benefits. Management evaluates deferred tax assets on an ongoing basis and provides valuation allowances to reduce net deferred tax assets to the amount that is more likely than not to be realized. Our valuation allowance balances totaled $423.0 million and $400.2 million as of December 29, 2019 and December 30, 2018, respectively, due to uncertainties related to our ability to realize, before expiration, certain of our deferred tax assets for both U.S. and foreign income tax purposes.
As a multinational corporation, we are subject to taxation in many jurisdictions and the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. In accordance with ASC 740 Income Taxes, we recognize the tax effects of an income tax position only if they are “more-likely-than-not” to be sustained based solely on the technical merits as of the reporting date. If we ultimately determine that the payment of these liabilities will be unnecessary, we will reverse the liability and recognize a tax benefit in the period in which we determine the liability no longer applies. Conversely, we record additional tax charges in a period in which we determine that a recorded tax liability is less than we expect the ultimate assessment to be. Our unrecognized tax benefits totaled $4.5 million and $4.6 million as of December 29, 2019 and December 30, 2018, respectively.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our exposure to interest rate risk arises principally from variable interest rates applicable to borrowings under our Credit Agreement and the interest rates associated with our invested cash balances.
Borrowings under our Credit Agreement, including our ABL Facility and Term Loan Facility, bear interest at variable rates. The interest rate margin applicable to borrowings under the ABL Facility is, at the option of the Borrowers, equal to either (a) 3.25% for base rate loans or (b) 4.25% for LIBOR rate loans, subject to a 0.75% LIBOR floor. The interest rate applicable to borrowings under the Term Loan Facility is equal to one-month LIBOR plus 7.85%, subject to a 1.00% LIBOR floor. As of December 29, 2019, we had $20.7 million of borrowings under our ABL Facility and $20.0 million principal outstanding under our Term Loan Facility. Based upon this debt level, and the LIBOR floor on our interest rate, a 100 basis point increase in the annual interest rate on such borrowings would have an immaterial impact on our interest expense on an annual basis.
On December 29, 2019, we had invested cash and cash equivalents of approximately $166.9 million. We believe that a 10 basis point change in interest rates is reasonably possible in the near term. Based on our current level of investment, an increase or decrease of 10 basis points in interest rates would have an annual impact of approximately $0.2 million to our interest income.
As of December 29, 2019, we had outstanding an aggregate of $56.5 million, $395.0 million, and $814.6 million, principal amount of our 2020 Notes, 2021 Notes, and 2023 Notes, respectively. We carry these instruments at face value less unamortized discount and unamortized debt issuance costs on our consolidated balance sheets. Since these instruments bear interest at a fixed rate, we have no financial statement risk associated with changes in interest rates. However, the fair value of the 2020 Notes, 2021 Notes, and 2023 Notes fluctuates when interest rates change and when the market price of our ordinary shares fluctuates. We do not carry the 2020 Notes, 2021 Notes, or 2023 Notes at fair value, but present the fair value of the principal amount of our 2020 Notes, 2021 Notes, and 2023 Notes for disclosure purposes.
Equity Price Risk
On June 28, 2018, we issued $675 million aggregate principal amount of the 2023 Notes. Additional 2023 Notes were issued in exchange for a portion of 2020 Notes in February 2019. As of December 29, 2019, $814.6 million aggregate principal amount was outstanding on the 2023 Notes. The holders of the 2023 Notes may convert their 2023 Notes into cash upon the satisfaction of certain circumstances as described in Note 10. The conversion and settlement provisions of the 2023 Notes are based on the price of our ordinary shares at conversion or at maturity of the notes. In addition, the hedges and warrants associated with these convertible notes also include settlement provisions that are based on the price of our ordinary shares. The amount of cash we may be required to pay, or the number of shares we may be required to provide to note holders at conversion or maturity of these notes, is determined by the price of our ordinary shares. The amount of cash that we may receive from hedge counterparties in connection with the related hedges and the number of shares that we may be required to provide warrant counterparties in connection with the related warrants are also determined by the price of our ordinary shares.
Upon the expiration of our warrants issued in connection with the 2023 Notes, we will issue ordinary shares to the purchasers of the warrants to the extent the price of our ordinary shares exceeds the warrant strike price of $40.86 at that time. The following table shows the number of shares that we would issue to warrant counterparties at expiration of the warrants based on the warrants outstanding as of December 29, 2019 assuming various closing prices of our ordinary shares on the date of warrant expiration:

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

(in thousands)
	Fair value of security given a 10% decrease in share price	Fair value of security as of December 29, 2019	Fair value of security given a 10% increase in share price
2023 Notes Hedges (Asset)	$15,133	$39,240	$78,372
2023 Notes Conversion Derivative (Liability)	$8,867	$31,555	$71,597
On May 20, 2016, we issued $395.0 million aggregate principal amount of the 2021 Notes. The holders of the 2021 Notes may convert their 2021 Notes into cash upon the satisfaction of certain circumstances as described in Note 10. At December 29, 2019, the closing price of our ordinary shares was greater than 130% of the 2021 Notes conversion price for 20 or more of the 30 consecutive trading days preceding the quarter-end; and, therefore, the holders of the 2021 Notes may convert the notes during the succeeding calendar quarter period. Due to the ability of the holders of the 2021 Notes to convert the notes during this period, the carrying value of the 2021 Notes and the fair value of the 2021 Notes Conversion Derivative were classified as current liabilities, and the fair value of the 2021 Notes Hedges was classified as current assets as of December 29, 2019. The respective balances were classified as long-term as of December 30, 2018. We currently do not expect significant conversions because the 2021 Notes currently trade at a premium to the as-converted value, and a converting holder would forego future interest payments. However, any conversions would reduce our cash resources.
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
Upon the expiration of our warrants issued in connection with the 2021 Notes, we will issue ordinary shares to the purchasers of the warrants to the extent the price of our ordinary shares exceeds the warrant strike price of $30.00 at that time. The following table shows the number of shares that we would issue to warrant counterparties at expiration of the warrants based on the warrants outstanding as of December 29, 2019 assuming various closing prices of our ordinary shares on the date of warrant expiration:

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

(in thousands)
	Fair value of security given a 10% decrease in share price	Fair value of security as of December 29, 2019	Fair value of security given a 10% increase in share price
2021 Notes Hedges (Asset)	$133,619	$183,437	$209,733
2021 Notes Conversion Derivative (Liability)	$125,327	$179,478	$235,068
On February 13, 2015, WMG issued $632.5 million aggregate principal amount of the 2020 Notes. A portion of the 2020 Notes was exchanged in conjunction with both the 2021 Notes and the 2023 Notes. As of December 29, 2019, $56.5 million aggregate principal amount was outstanding on the 2020 Notes. On or after August 15, 2019, holders may convert their 2020 Notes solely into cash. Due to the ability of the holders of the 2020 Notes to convert their notes within the next year, the carrying value of the 2020 Notes was classified as a current liability as of December 30, 2018. The 2020 Notes were classified as a current liability as of December 29, 2019 as they matured and were repaid in full on February 15, 2020.
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

Upon the expiration of our warrants associated with the 2020 Notes, we will issue ordinary shares to the purchasers of the warrants to the extent the price of our ordinary shares exceeds the warrant strike price at that time. On November 24, 2015, Wright Medical Group N.V. assumed WMG’s obligations pursuant to the warrants, and the strike price of the warrants was adjusted from $40.00 to $38.8010 per ordinary share. The following table shows the number of shares that we would issue to warrant counterparties at expiration of the warrants based on the warrants outstanding as of December 29, 2019 assuming various closing prices of our ordinary shares on the date of warrant expiration:

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

(in thousands)
	Fair value of security given a 10% decrease in share price	Fair value of security as of December 29, 2019	Fair value of security given a 10% increase in share price
2020 Notes Hedges (Asset)	$76	$1,969	$7,071
2020 Notes Conversion Derivative (Liability)	$51	$1,666	$6,601
In February 2019, we issued $139.6 million additional aggregate principal amount of the 2023 Notes in exchange for $130.1 million aggregate principal amount of the 2020 Notes and settled a pro rata share of the 2020 Notes Conversion Derivatives, 2020 Notes Hedges and warrants corresponding to the amount of 2020 Notes exchanged pursuant to this exchange. We also entered into additional agreements for 2023 Notes Conversion Derivatives, 2023 Notes Hedges, and warrants. See Note 6 to our consolidated financial statements contained in “Part II. Financial Statements.”
Foreign Currency Exchange Rate Fluctuations
Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our financial results. Approximately 21% of our net sales from continuing operations were denominated in foreign currencies during the fiscal year ended December 29, 2019 and we expect that foreign currencies will continue to represent a similarly significant percentage of our net sales in the future. The cost of sales related to these sales is primarily denominated in U.S. dollars; however, operating costs related to these sales are largely denominated in the same respective currencies, thereby partially limiting our transaction risk exposure. For sales not denominated in U.S. dollars, an increase in the rate at which a foreign currency is exchanged for U.S. dollars will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases, if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and our competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our prices not being competitive in a market where business is transacted in the local currency.
For the fiscal year ended December 29, 2019, approximately 90% of our net sales denominated in foreign currencies were derived from European Union countries, which are denominated in the euro; from the United Kingdom, which are denominated in the British pound; from Australia which are denominated in the Australian dollar; and from Canada, which are denominated in the Canadian dollar. Additionally, we have significant intercompany receivables, payables, and debt from our foreign subsidiaries that are denominated in foreign currencies, principally the euro, the Japanese yen, the British pound, the Australian dollar, and the Canadian dollar. Our principal exchange rate risk, therefore, exists between the U.S. dollar and the euro, the Japanese yen, the British pound, the Australian dollar, and the Canadian dollar. Fluctuations from the beginning to the end of any given reporting period result in the revaluation of our foreign currency-denominated intercompany receivables, payables, and debt generating currency translation gains or losses that impact our non-operating income and expense levels in the respective period.
A uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which our transactions are denominated would have resulted in an increase in operating income of approximately $3.2 million for the fiscal year ended December 29, 2019, respectively. This hypothetical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. This sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices, which can also be affected by the change in exchange rates.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Wright Medical Group N.V.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Wright Medical Group N.V. and subsidiaries (the Company) as of December 29, 2019 and December 30, 2018, the related consolidated statements of operations, comprehensive loss, cash flows, and changes in shareholders’ equity for the years ended December 29, 2019, December 30, 2018, and December 31, 2017, and the related notes and financial statement schedule (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2019 and December 30, 2018, and the results of its operations and its cash flows for the years ended December 29, 2019, December 30, 2018, and December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 29, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Evaluation of product liability legal contingencies and disclosures
As discussed in Notes 2 and 17 to the consolidated financial statements, the Company is involved in personal injury claims relating to products sold by the Company.
We identified the evaluation of the accrued liability and related disclosure for these claims and legal proceedings as a critical audit matter because it required challenging auditor judgment, due to the nature of the estimates and assumptions, including judgments about future events and uncertainties.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s product liability exposures, including controls related to the evaluation of information from external and internal legal counsel, evaluation of underlying assumptions involving prior legal settlements or settlement agreements, and determination of the accrued liability or related disclosure. We read letters received directly from the Company’s external legal counsel that evaluated and quantified the Company’s probable or reasonably possible monetary exposure to product-related claims and legal proceedings. We evaluated the Company’s ability to estimate its monetary exposure to product-related claims and legal proceedings by comparing historically recorded liabilities to actual amounts incurred upon resolution of prior claims and legal matters. In addition, we also considered relevant publicly available information about the Company, its competitors, and the industry with respect to product-related claims and litigation.

Assessment of the fair values of notes hedges and notes conversion derivatives
As discussed in Notes 2 and 6 to the consolidated financial statements, the Company measures at fair value the derivative assets and liabilities associated with its cash convertible notes. As of December 29, 2019, the derivative assets totaled approximately $224.6 million and the derivative liabilities totaled approximately $212.7 million. These derivative assets and liabilities are measured at fair value using option pricing models that use observable and unobservable market data for inputs, including the Company’s stock price, implied volatility of the Company’s shares, credit spreads, and the risk-free interest rate. Some of these inputs are unobservable Level 3 inputs.
We identified the assessment of the fair values of these notes hedge derivative assets and notes conversion derivative liabilities as a critical audit matter, because of the significance of the account balances, the nature of the option pricing models, including that the calculated fair values were sensitive to possible changes in the key assumptions, including the implied volatility assumption, and that some of the inputs to the fair values were based on unobservable data.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the valuation process used to estimate the fair values of the derivative assets and liabilities, including controls over the underlying data used in the valuations and the implied volatility assumption that was the most sensitive to determining the fair values. In addition, we tested the Company’s internal controls over assessing the competence and objectivity of the third-party valuation specialist engaged to calculate the fair values, as well as independently assessing the professional competence, experience, and objectivity of the Company’s third-party valuation specialist.
For each series of cash convertible notes, we compared the fair values of each derivative asset to the related derivative liability for correlation. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the fair values of each derivative asset and liability by developing independent valuation estimates using market data sources, models and key assumptions determined to be relevant and reliable. We also compared the result of the number of options outstanding multiplied by the option strike prices to the outstanding debt balances for each series of cash convertible notes.

/s/ KPMG LLP
We have served as the Company’s auditor since 2002.
Memphis, Tennessee
February 24, 2020

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Wright Medical Group N.V.:
Opinion on Internal Control Over Financial Reporting
We have audited Wright Medical Group N.V. and subsidiaries’ (the Company) internal control over financial reporting as of December 29, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 29, 2019 and December 30, 2018, the related consolidated statements of operations, comprehensive loss, cash flows and changes in shareholders’ equity for the years ended December 29, 2019, December 30, 2018, and December 31, 2017, and the related notes and financial statement schedule (collectively, the consolidated financial statements), and our report dated February 24, 2020 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
Memphis, Tennessee
February 24, 2020

Wright Medical Group N.V. Consolidated Balance Sheets (In thousands, except share data)

	December 29, 2019	December 30, 2018
Assets:
Current assets:
Cash and cash equivalents	$166,856	$191,351
Accounts receivable, net	147,400	141,019
Inventories (Note 5)	198,374	180,690
Prepaid expenses	16,031	11,823
Other current assets [1]	214,997	78,349
Total current assets	743,658	603,232

Property, plant and equipment, net (Note 7)	251,922	224,929
Goodwill (Note 8)	1,260,967	1,268,954
Intangible assets, net (Note 8)	257,382	282,332
Deferred income taxes (Note 12)	1,012	942
Other assets [1]	70,699	314,012
Total assets	$2,585,640	$2,694,401
Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$32,121	$48,359
Accrued expenses and other current liabilities (Note 13) [1]	387,025	217,081
Current portion of long-term obligations (Note 10) [1]	430,862	201,686
Total current liabilities	850,008	467,126

Long-term debt and finance lease obligations (Note 10) [1]	737,167	913,441
Deferred income taxes (Note 12)	10,384	13,146
Other liabilities [1]	96,288	368,229
Total liabilities	1,693,847	1,761,942
Commitments and contingencies (Note 17)
Shareholders’ equity:
Ordinary shares, €0.03 par value, authorized: 320,000,000 shares; issued and outstanding: 128,614,026 shares at December 29, 2019 and 125,555,751 shares at December 30, 2018	4,691	4,589
Additional paid-in capital	2,608,939	2,514,295
Accumulated other comprehensive loss	(29,499)	(8,083)
Accumulated deficit	(1,692,338)	(1,578,342)
Total shareholders’ equity	891,793	932,459
Total liabilities and shareholders’ equity	$2,585,640	$2,694,401
___________________________

[1]
As of December 29, 2019, the closing price of our ordinary shares was greater than 130% of the 2021 Notes conversion price for 20 or more of the 30 consecutive trading days preceding the quarter-end; and, therefore, the holders of the 2021 Notes may convert the notes during the succeeding quarterly period. Due to the ability of the holders of the 2021 Notes to convert the notes during this period, the carrying value of the 2021 Notes and the fair value of the 2021 Notes Conversion Derivative were classified as current liabilities, and the fair value of the 2021 Notes Hedges were classified as current assets as of December 29, 2019. The respective balances were classified as long-term as of December 30, 2018. See Note 6 and Note 10.

The accompanying notes are an integral part of these consolidated financial statements.

Wright Medical Group N.V. Consolidated Statements of Operations (In thousands, except per share data)

	Fiscal year ended
	December 29, 2019	December 30, 2018	December 31, 2017
Net sales	$920,900	$836,190	$744,989
Cost of sales [1]	188,641	180,153	160,947
Gross profit	732,259	656,037	584,042
Operating expenses:
Selling, general and administrative [1]	614,666	577,961	525,222
Research and development [1]	74,085	59,142	50,115
Amortization of intangible assets	31,921	26,730	28,396
Total operating expenses	720,672	663,833	603,733
Operating income (loss)	11,587	(7,796)	(19,691)
Interest expense, net	80,849	80,247	74,644
Other expense, net	9,904	81,797	5,570
Loss from continuing operations before income taxes	(79,166)	(169,840)	(99,905)
Provision (benefit) for income taxes (Note 12)	12,968	(536)	(34,968)
Net loss from continuing operations	(92,134)	(169,304)	(64,937)
Loss from discontinued operations, net of tax (Note 4)	(22,091)	(201)	(137,661)
Net loss	$(114,225)	$(169,505)	$(202,598)

Net loss from continuing operations per share-basic and diluted (Note 14):	$(0.73)	$(1.50)	$(0.62)
Net loss from discontinued operations per share-basic and diluted (Note 14):	$(0.17)	$0.00	$(1.32)
Net loss per share-basic and diluted (Note 14):	$(0.90)	$(1.51)	$(1.94)

Weighted-average number of ordinary shares outstanding-basic and diluted	126,601	112,592	104,531
___________________________

[1]	These line items include the following amounts of non-cash, share-based compensation expense for the periods indicated:

	Fiscal year ended
	December 29, 2019	December 30, 2018	December 31, 2017
Cost of sales	$600	$585	$565
Selling, general and administrative	29,185	23,608	17,705
Research and development	2,782	1,927	1,123

The accompanying notes are an integral part of these consolidated financial statements.

Wright Medical Group N.V.
Consolidated Statements of Comprehensive Loss
(In thousands)

	Fiscal year ended
	December 29, 2019	December 30, 2018	December 31, 2017
Net loss	$(114,225)	$(169,505)	$(202,598)

Other comprehensive (loss) income, net of tax:
Changes in foreign currency translation	(21,416)	(30,373)	41,751
Other comprehensive (loss) income	(21,416)	(30,373)	41,751

Comprehensive loss	$(135,641)	$(199,878)	$(160,847)

The accompanying notes are an integral part of these consolidated financial statements.

Wright Medical Group N.V. Consolidated Statements of Cash Flows (In thousands)

	Fiscal year ended
	December 29, 2019	December 30, 2018	December 31, 2017
Operating activities:
Net loss	$(114,225)	$(169,505)	$(202,598)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	64,149	59,497	56,832
Share-based compensation expense (Note 15)	32,567	26,120	19,393
Amortization of intangible assets	31,921	26,730	28,396
Amortization of deferred financing costs and debt discount	54,461	54,630	50,379
Deferred income taxes (Note 12)	(2,464)	(4,543)	(13,791)
Provision for excess and obsolete inventory	13,126	20,913	19,171
Net loss on exchange or extinguishment of debt	14,274	39,935	—
Amortization of inventory step-up adjustment	1,057	352	—
Non-cash adjustment to derivative fair value	(10,962)	35,934	(4,797)
Non-cash asset impairment	5,597	—	—
Mark-to-market adjustment for CVRs (Note 6)	(420)	140	5,320
Other	7,322	(1,617)	1,385
Changes in assets and liabilities (net of acquisitions):
Accounts receivable	(6,989)	(8,223)	2,483
Inventories	(32,866)	(35,887)	(29,526)
Prepaid expenses and other assets	7,106	45,712	(22,744)
Accounts payable	(15,866)	6,022	6,260
Accrued expenses and other liabilities	27,822	(14,839)	(21,834)
CVR product sales milestone payment	—	(42,044)	—
Metal on metal product liabilities (Note 17)	(34,003)	(103,056)	(79,139)
Net cash provided by (used in) operating activities	41,607	(63,729)	(184,810)
Investing activities:
Capital expenditures	(99,286)	(71,467)	(63,474)
Acquisition of businesses, net of cash acquired (Note 3)	722	(434,289)	(44,128)
Purchase of intangible assets	(8,448)	(2,483)	(2,099)
Other investing	3,766	(2,000)	280
Net cash used in investing activities	(103,246)	(510,239)	(109,421)
Financing activities:
Issuance of ordinary shares	52,076	21,618	27,551
Proceeds from equity offering	—	448,924	—
Payment of equity offering costs	—	(25,896)	—
Issuance of stock warrants	21,210	102,137	—
Payment of notes hedge options	(30,144)	(141,278)	—
Repurchase of stock warrants	(11,026)	(23,972)	—
Payment of notes premium	—	(55,643)	—
Proceeds from notes hedge options	16,849	34,553	—
Proceeds from exchangeable senior notes	—	675,000	—
Proceeds from other debt	4,511	25,243	34,901
Payments of debt	(4,695)	(38,637)	(11,517)
Redemption of convertible senior notes	—	(400,911)	—
Payments of financing costs	(2,981)	(14,701)	—
Payment of equity issuance costs	(350)	(1,870)	—
Payment of contingent consideration	(207)	(919)	(1,429)
Payments of finance lease obligations	(7,837)	(5,508)	(2,690)
Net cash provided by financing activities	37,406	598,140	46,816

Effect of exchange rates on cash and cash equivalents	(262)	(561)	2,890

Wright Medical Group N.V. Consolidated Statements of Cash Flows (Continued) (In thousands)

	Fiscal year ended
	December 29, 2019	December 30, 2018	December 31, 2017
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(24,495)	$23,611	$(244,525)

Cash, cash equivalents, and restricted cash, beginning of year [1]	191,351	167,740	412,265

Cash and cash equivalents, end of year	$166,856	$191,351	$167,740
___________________________

[1]
As of December 25, 2016, we had $150.0 million in restricted cash to secure our obligations under a Master Settlement Agreement (MSA) that WMT entered into in connection with the metal-on-metal hip litigation as described in Note 17.

The accompanying notes are an integral part of these consolidated financial statements.

Wright Medical Group N.V.
Consolidated Statements of Changes in Shareholders’ Equity
For the fiscal years ended December 31, 2017, December 30, 2018, and December 29, 2019
(In thousands, except share data)

	Ordinary shares		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total shareholders’ equity
	Number of shares	Amount
Balance at December 25, 2016	103,400,995	$3,815	$1,908,749	$(19,461)	$(1,206,239)	$686,864
2017 Activity:
Net loss	—	—	—	—	(202,598)	(202,598)
Foreign currency translation	—	—	—	41,751	—	41,751
Issuances of ordinary shares	1,352,549	45	27,506	—	—	27,551
Shares issued in connection with IMASCAP acquisition	661,753	23	15,620	—	—	15,643
Vesting of restricted stock units	392,127	13	(13)	—	—	—
Stock-based compensation	—	—	19,485	—	—	19,485
Balance at December 31, 2017	105,807,424	$3,896	$1,971,347	$22,290	$(1,408,837)	$588,696
2018 Activity:
Net loss	—	—	—	—	(169,505)	(169,505)
Foreign currency translation	—	—	—	(30,373)	—	(30,373)
Issuances of ordinary shares	1,043,685	36	21,582	—	—	21,618
Shares issued for public offering (Note 14)	18,248,932	641	422,387	—	—	423,028
Vesting of restricted stock units	455,710	16	(16)	—	—	—
Stock-based compensation	—	—	26,039	—	—	26,039
Issuance of stock warrants, net of repurchases and equity issuance costs	—	—	72,956	—	—	72,956
Balance at December 30, 2018	125,555,751	$4,589	$2,514,295	$(8,083)	$(1,578,342)	$932,459
2019 Activity:
Net loss	—	—	—	—	(114,225)	(114,225)
Cumulative impact of lease accounting adoption (Note 9)	—	—	—	—	229	229
Foreign currency translation	—	—	—	(21,416)	—	(21,416)
Issuances of ordinary shares	2,469,729	82	51,994	—	—	52,076
Vesting of restricted stock units	588,546	20	(20)	—	—	—
Stock-based compensation	—	—	32,836	—	—	32,836
Issuance of stock warrants, net of repurchases and equity issuance costs	—	—	9,834	—	—	9,834
Balance at December 29, 2019	128,614,026	$4,691	$2,608,939	$(29,499)	$(1,692,338)	$891,793
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
On November 4, 2019, we entered into a definitive agreement with Stryker and its subsidiary, Stryker B.V. Under the terms of the purchase agreement, and upon the terms and subject to the conditions thereof, Stryker B.V. has commenced a tender offer to purchase all of the outstanding ordinary shares of Wright for $30.75 per share, without interest and less applicable withholding taxes, in cash (the Offer). The Offer is currently scheduled to expire at 9:00 a.m., Eastern Time, on February 27, 2020, but may be extended in accordance with the terms of the purchase agreement between Stryker and Wright. The closing of the transaction is subject to receipt of applicable regulatory approvals, the adoption of certain resolutions relating to the transaction at an extraordinary general meeting of Wright’s shareholders, completion of the tender offer, and other customary closing conditions.
Our fiscal year-end is generally determined on a 52-week basis and runs from the Monday nearest to the 31st of December of a year, and ends on the Sunday nearest to the 31st of December of the following year. Every few years, it is necessary to add an extra week to the year making it a 53-week period. The fiscal years ended December 29, 2019 and December 30, 2018 were 52-week periods. The fiscal year ended December 31, 2017 was a 53-week period. References in this report to a particular year generally refer to the applicable fiscal year. Accordingly, references to “2019” or “the year ended December 29, 2019” mean the fiscal year ended December 29, 2019.
The consolidated financial statements and accompanying notes present our consolidated results for each of the fiscal years in the three-year period ended December 29, 2019, December 30, 2018, and December 31, 2017.
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
Discontinued operations. On January 9, 2014, pursuant to an Asset Purchase Agreement, dated as of June 18, 2013 (the MicroPort Agreement), by and among us and MicroPort, we completed the divestiture and sale of our business operations operating under our prior OrthoRecon operating segment (the OrthoRecon Business) to MicroPort. Pursuant to the terms of the MicroPort Agreement, the purchase price (as defined in the agreement) for the OrthoRecon Business was approximately $283.0 million (including a working capital adjustment), which MicroPort paid in cash.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

All historical operating results for the OrthoRecon business are reflected within discontinued operations in the consolidated statements of operations. See Note 4 for further discussion of discontinued operations. Other than Note 4, unless otherwise stated, all discussion of assets and liabilities in these Notes to the Consolidated Financial Statements reflect the assets and liabilities held and used in our continuing operations, and all discussion of revenues and expenses reflect those associated with our continuing operations.
Cash and cash equivalents. Cash and cash equivalents include all cash balances and short-term investments with original maturities of three months or less. Any such investments are readily convertible into known amounts of cash, and are so near their maturity that they present insignificant risk of changes in value because of interest rate variation.
Inventories. Our inventories are valued at the lower of cost or market on a FIFO basis. Inventory costs include material, labor costs, and manufacturing overhead. We regularly review inventory quantities on hand for excess and obsolete inventory, and, when circumstances indicate, we incur charges to write down inventories to their net realizable value. Historically, our excess and obsolete inventory reserve was based on both the current age of kit inventory as compared to its estimated life cycle and our forecasted product demand and production requirements for other inventory items for the next 36 months. During the quarter ended September 29, 2019, we changed our estimate of excess and obsolete inventory reserves to better reflect the future usage for inventory in excess of estimated three-year demand. The impact of this change in estimate was approximately $26 million. We reduce our inventory reserve and recognize an offset to cost of sales as the related inventory is sold based on an estimated inventory turnover period of 2.5 years.
Total charges incurred to write down excess and obsolete inventory to net realizable value included in “Cost of sales” were approximately $13.1 million, $20.9 million, and $19.2 million for the fiscal years ended December 29, 2019, December 30, 2018, and December 31, 2017, respectively. Our 2019 excess and obsolete charges included a $5.2 million favorable adjustment as a result of our change in accounting estimate of reserves for excess and obsolete inventory, as such inventory was sold. During the fiscal years ended December 30, 2018 and December 31, 2017, our excess and obsolete charges included product rationalization initiative adjustments of $4.4 million and $3.1 million, respectively.
Product liability claims and related insurance recoveries and other litigation. We are involved in legal proceedings involving product liability claims as well as contract, patent protection, and other matters. See Note 17 for additional information regarding product liability claims, product liability insurance recoveries, and other litigation.
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
Property, plant and equipment. Our property, plant and equipment is stated at cost. Depreciation, which includes amortization of assets under finance lease, is generally provided on a straight-line basis over the estimated useful lives generally based on the following categories:

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

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

to expense as incurred. Upon sale or retirement, the asset cost and related accumulated depreciation are eliminated from the respective accounts and any resulting gain or loss is included in income.
Valuation of long-lived assets. Management periodically evaluates carrying values of long-lived assets, including property, plant and equipment and finite-lived intangible assets, when events and circumstances indicate that these assets may have been impaired. We account for the impairment of long-lived assets in accordance with FASB ASC 360. Accordingly, we evaluate impairment of our long-lived assets based upon an analysis of estimated undiscounted future cash flows. If it is determined that a change is required in the useful life of an asset, future depreciation and amortization is adjusted accordingly. Alternatively, should we determine that an asset is impaired, an adjustment would be charged to income based on the difference between the asset’s fair market value and the asset’s carrying value.
Intangible assets and goodwill. Goodwill is recognized for the excess of the purchase price over the fair value of net assets of businesses acquired. FASB ASC 350-30-35-18 requires companies to evaluate for impairment intangible assets not subject to amortization, such as our IPRD assets, if events or changes in circumstances indicate than an asset might be impaired. Further, FASB ASC 350-20-35-30 requires companies to evaluate goodwill and intangibles not subject to amortization for impairment between annual impairment tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Unless circumstances otherwise dictate, the annual impairment test is performed on October 1 each year. See Note 8 for discussion of our 2019 goodwill impairment analysis.
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

Completed technology	10	years
Trademarks	5	years
Licenses	10	years
Customer relationships	17	years
Non-compete agreements	4	years
Other intangible assets	6	years

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
The majority of our accounts receivable are from hospitals and surgery centers. Our collection history has been favorable with minimal bad debts from these customers. We write-off accounts receivable when we determine that the accounts receivable are uncollectible, typically upon customer bankruptcy or the customer’s non-response to repeated collection efforts. Our allowance for doubtful accounts totaled $3.4 million and $3.0 million at December 29, 2019 and December 30, 2018, respectively.
Concentration of credit risk. Financial instruments that potentially subject us to concentrations of credit risk consist principally of accounts receivable. Management attempts to minimize credit risk by reviewing customers’ credit history before extending credit and by monitoring credit exposure on a regular basis. Collateral or other security is generally not required for accounts receivable.
Concentrations of supply of raw material. We rely on a limited number of suppliers for certain components and materials used in our products. Our reconstructive joint devices are produced from various surgical grades of titanium, cobalt chrome, stainless steel, various grades of high-density polyethylenes and ceramics. We rely on one source to supply us with a certain grade of cobalt chrome alloy, one supplier for the silicone elastomer used in some of our extremities products, one supplier for our pyrocarbon products, and one supplier to provide a key ingredient of AUGMENT® Bone Graft.
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

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

addition, since Fujifilm has not previously manufactured rhPDGF-BB, its ability to do so and perform its obligations under the agreement are not yet fully proven.
Our biologic product line includes one current supplier for our GRAFTJACKET® family of soft tissue repair and graft containment products. We had previously contracted with two suppliers for this product, but ended our relationship with one of the suppliers at the end of 2019. We can continue selling the remaining inventory from this supplier until the inventory is depleted. In addition, certain biologic products depend upon a single supplier as our source for demineralized bone matrix (DBM) and cancellous bone matrix (CBM), and any failure to obtain DBM and CBM from this source in a timely manner will deplete levels of on-hand raw materials inventory and could interfere with our ability to process and distribute allograft products. In addition, we rely on a single supplier of soft tissue graft for BIOTAPE® XM and a single supplier for the calcium sulfate used in our PRO-DENSE™ Injectable Regenerative Graft (PRO-DENSE™). We cannot be sure that our supply of these single source materials will continue to be available at current levels or will be sufficient to meet our needs, or that future suppliers of such materials will be free from FDA regulatory action impacting their sale of such materials.
Income taxes. Income taxes are accounted for pursuant to the provisions of FASB ASC Section 740, Income Taxes (FASB ASC 740). Our effective tax rate is based on income by tax jurisdiction, statutory rates, and tax saving initiatives available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our effective tax rate and evaluating our tax positions. This process includes assessing temporary differences resulting from differing recognition of items for income tax and financial accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. The measurement of deferred tax assets is reduced by a valuation allowance if, based upon available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. See Note 12 for further discussion of our consolidated deferred tax assets and liabilities, and the associated valuation allowance.
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
In December 2017, the United States enacted new legislation under the 2017 Tax Act. We recognized the income tax effects of the 2017 Tax Act in our 2017 financial statements in accordance with Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allowed us to record provisional amounts under a one-year measurement period. We finalized our accounting for the provisions of the 2017 Tax Act in the fourth quarter 2018 with no material impact on our financial statements.
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
We record revenues from sales to our stocking distributors at a point in time upon transfer of control of promised products to the distributor. Our stocking distributors, who sell the products to their customers, take control of the products and assume all risks of ownership upon transfer. Our stocking distributors are obligated to pay us within specified terms regardless of when, if ever, they sell the products. In general, our stocking distributors do not have any rights of return or exchange; however, in limited situations, we have repurchase agreements with certain stocking distributors. Those certain agreements require us to repurchase a specified percentage of the inventory purchased by the distributor within a specified period of time prior to the expiration of the contract. During those specified periods, we defer the applicable percentage of the sales. An insignificant amount of sales related to these types of agreements was deferred and not yet recognized as revenue as of December 29, 2019 and December 30, 2018.
Shipping and handling costs. We incur shipping and handling costs associated with the shipment of goods to customers, independent distributors, and our subsidiaries. Amounts billed to customers for shipping and handling of products are included in net sales.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Costs incurred related to shipping and handling of products to customers are included in selling, general and administrative expenses. Shipping and handling costs within selling, general and administrative expenses totaled $53.1 million, $52.0 million, and $49.4 million for the fiscal years ended December 29, 2019, December 30, 2018, and December 31, 2017, respectively. These amounts include instrument depreciation which totaled $30.6 million, $28.4 million, and $27.1 million for the fiscal years ended December 29, 2019, December 30, 2018, and December 31, 2017, respectively. All other shipping and handling costs are included in cost of sales.
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
We recorded share-based compensation expense of $32.6 million, $26.1 million, and $19.4 million during the fiscal years ended December 29, 2019, December 30, 2018, and December 31, 2017, respectively, within our results of continuing operations. See Note 15 for further information regarding our share-based compensation assumptions and expenses.
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
We recorded a net loss of approximately $4.6 million on our foreign currency contracts for the fiscal year ended December 31, 2017. These losses substantially offset translation gains recorded on our intercompany receivable and payable balances, and are also included in “Other expense, net.”
On February 13, 2015, May 20, 2016, and June 28, 2018, we issued the 2020 Notes, 2021 Notes, and 2023 Notes (collectively, the Notes), respectively, as defined and described in Note 10. The 2020 Notes Conversion Derivatives, 2021 Notes Conversion Derivatives, and 2023 Notes Conversion Derivatives each as defined and described in Note 6, require bifurcation from the 2020 Notes, 2021 Notes, and 2023 Notes in accordance with ASC Topic 815, and are accounted for as derivative liabilities. We also entered into 2020, 2021, and 2023 Notes Hedges, as defined and described in Note 6, in connection with the issuance of the 2020, 2021, and 2023 Notes.  The 2020, 2021, and 2023 Notes Hedges, which are cash-settled, are intended to reduce our exposure to potential cash payments that we are required to make upon conversion of the 2020, 2021, and 2023 Notes in excess of the principal

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

amount of converted notes if our ordinary share price exceeds the conversion price. The 2020, 2021, and 2023 Notes Hedges are accounted for as derivative assets in accordance with ASC Topic 815.
Supplemental cash flow information. Cash paid for interest and income taxes was as follows (in thousands):

	Fiscal year ended
	December 29, 2019	December 30, 2018	December 31, 2017
Interest	$28,523	$30,552	$24,641
Income taxes	$6,084	$6,254	$7,359

Recent Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, and has subsequently issued several supplemental and/or clarifying ASUs (collectively ASC 606). Accounting Standards Codification (ASC) 606 prescribes a single common revenue standard that replaces most existing US GAAP revenue recognition guidance. ASC 606 outlines a five-step model, under which we recognize revenue as performance obligations within a customer contract are satisfied. ASC 606 is intended to provide more consistent interpretation and application of the principles outlined in the standard across filers in multiple industries and within the same industries compared to current practices, which should improve comparability. We adopted ASC 606 during 2018. Revenue is recognized at a point in time, generally upon surgical implantation or shipment of products to distributors. Therefore, adoption of ASC 606 did not have a material effect on our consolidated financial statements except for the additional disclosures included within Note 19.
On February 25, 2016, the FASB issued ASU 2016-02, Leases, and has subsequently issued several supplemental and/or clarifying ASUs (collectively ASC 842). ASC 842 introduced a lessee model that brings most leases on the balance sheet. The new standard also aligns many of the underlying principles of the new lessor model with those in FASB ASC 606, the FASB’s new revenue recognition standard (e.g., those related to evaluating when profit can be recognized). Furthermore, ASC 842 addresses other concerns related to the current leases model. We adopted ASC 842 during 2019 using the hindsight practical expedient, the practical expedient for short-term leases, and the practical expedient package which primarily limited the need for reassessing lease classification on existing leases and allowed us to issue our financial statements showing comparative lease disclosures under previous GAAP. See additional details related to the impact of this adoption in Note 9.
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
3. Acquisitions
Cartiva
On October 10, 2018, we completed the acquisition of Cartiva, an orthopaedic medical device company focused on treatment of osteoarthritis of the great toe. Under the terms of the agreement with Cartiva, we acquired 100% of the outstanding equity on a fully diluted basis of Cartiva for a total price of $435.0 million in cash, subject to certain adjustments which totaled $1.1 million, as set forth in the purchase agreement, $0.7 million of which was refunded in 2019. We funded the acquisition with the proceeds from a registered underwritten public offering of 18.2 million ordinary shares which resulted in net proceeds of $423.0 million. See Note 14 for additional details related to the public offering. This acquisition added a differentiated PMA approved technology for a high-volume foot and ankle procedure and further accelerated growth opportunities in our global extremities business. The results of operations of Cartiva is included in our consolidated financial statements for all periods after completion of the acquisition.
The acquired business contributed net sales of $29.8 million and operating income of $5.8 million to our consolidated results of operations for the fiscal year ended December 29, 2019, which included $1.0 million of inventory step-up amortization, $2.6

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

million of transition costs, and $9.1 million of intangible asset amortization. The acquired business contributed net sales of $9.5 million and operating income of $2.4 million to our consolidated results of operations for the fiscal year ended December 30, 2018, which included $0.4 million of inventory step-up amortization and $1.9 million of intangible asset amortization but excluded the acquisition-related transaction costs discussed below.
Cartiva Transaction Related Costs
In conjunction with the Cartiva transaction, we incurred approximately $6.5 million of acquisition-related transaction costs during the fiscal year ended December 30, 2018, which was recognized within selling, general and administrative expense in our consolidated statements of operations. These expenses primarily related to advisory fees, legal fees, and accounting and tax professional fees.
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
Trade receivables and payables, as well as certain other current assets and property, plant and equipment, were valued at the existing carrying values as they approximated the fair value of those items at the acquisition date, based on management’s judgments and estimates. Trade receivables included gross contractual amounts of $5.8 million and our best estimate of $1.4 million which represented contractual cash flows not expected to be collected at the acquisition date. Inventory was recorded at estimated selling price less costs of disposal and a reasonable selling profit. The resulting inventory step-up adjustment was recognized in cost of sales as the related inventory was sold.
In determining the fair value of intangibles, we used an income method which was based on forecasts of the expected future cash flows attributable to the respective assets. Significant estimates and assumptions inherent in the valuations included a consideration of other marketplace participants, the amount and timing of future cash flows (including expected growth rates and profitability), technology life cycles, customer attrition rates, and the discount rate applied to the cash flows.
Of the $81.0 million of acquired intangible assets, $52.0 million was assigned to customer relationships (15 year life), $28.0 million was assigned to developed technology (7 year life), and $1.0 million was assigned to in-process research and development.
The excess of the cost of the acquisition over the fair value of the net assets acquired was recorded as goodwill. The goodwill was primarily attributable to strategic opportunities that arose from the acquisition of Cartiva. The goodwill was not deductible for tax purposes.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Pro Forma Condensed Combined Financial Information (Unaudited)
The following unaudited pro forma combined financial information summarizes the results of operations for the periods indicated as if the Cartiva acquisition had been completed as of December 26, 2016, the first day of the 2017 fiscal year.
Pro forma information reflects adjustments that are expected to have a continuing impact on our results of operations and are directly attributable to the acquisition. The unaudited pro forma results include adjustments to reflect the amortization of the inventory step-up and the incremental intangible asset amortization to be incurred based on the values of each identifiable intangible asset. The pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred as of December 26, 2016 or that may be obtained in the future, and do not reflect future synergies, integration costs, or other such costs or savings.

(in thousands)	Fiscal year ended
	December 30, 2018	December 31, 2017
Net sales	$861,475	$769,111
Net loss from continuing operations	(179,800)	(68,722)

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
In determining the fair value of intangibles, we used an income method which was based on forecasts of the expected future cash flows attributable to the respective assets. Significant estimates and assumptions inherent in the valuations included a consideration of other marketplace participants, the amount and timing of future cash flows (including expected growth rates and profitability), technology life cycles, and the discount rate applied to the cash flows.
Of the $10.9 million of acquired intangible assets, $5.6 million was assigned to developed technology (6 year life) and $5.3 million was assigned to in-process research and development.
The excess of the cost of the acquisition over the fair value of the net assets acquired was recorded as goodwill. The goodwill was primarily attributable to strategic opportunities that arose from the acquisition of IMASCAP. The goodwill was not deductible for tax purposes.
During 2018, we revised opening balances acquired as a result of the IMASCAP acquisition, primarily for accounts receivable; other current assets; accrued expenses and other current liabilities; and deferred tax liabilities which resulted in a $0.9 million decrease in the preliminary value of goodwill determined as of December 14, 2017.
4. Discontinued Operations
For the fiscal years ended December 29, 2019, December 30, 2018, and December 31, 2017, our loss from discontinued operations, net of tax, totaled $22.1 million, $0.2 million, and $137.7 million, respectively. Cash used in discontinued operations totaled $52.6 million, $88.6 million, and $228.1 million for the years ended December 29, 2019, December 30, 2018, and December 31, 2017, respectively. Our operating results from discontinued operations and cash used in discontinued operations during 2019, 2018 and 2017 were attributable primarily to litigation and claims expenses, net of insurance recoveries, associated with legacy Wright’s former OrthoRecon business as described in Note 17.
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
All current and historical operating results for the OrthoRecon business are reflected within discontinued operations in the consolidated financial statements. The following table summarizes the results of discontinued operations for the OrthoRecon business (in thousands):

	Fiscal year ended
	December 29, 2019	December 30, 2018	December 31, 2017
Net sales	$—	$—	$—
Selling, general and administrative	22,091	(746)	135,235
(Loss) income from discontinued operations before income taxes	(22,091)	746	(135,235)
Provision (benefit) for income taxes	—	221	(1,707)
Total (loss) income from discontinued operations, net of tax	$(22,091)	$525	$(133,528)

Our loss from discontinued operations for the year ended December 29, 2019 and December 30, 2018 was net of $18.5 million in insurance recoveries recognized in 2019 and a $30.75 million insurance recovery recognized in 2018. See Note 17 for further discussion regarding our retained contingent liabilities associated with the OrthoRecon business.
During the fiscal year ended 2017, the majority of our loss from discontinued operations was the result of our retained metal-on-metal product liability claims. During the fiscal year ended December 31, 2017, we recognized charges, net of insurance proceeds, of $94.0 million within discontinued operations related to the retained metal-on-metal product liability claims associated with the OrthoRecon business (see Note 17 for additional discussion).

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

We will incur continuing cash outflows associated with legal defense costs and the ultimate resolution of these contingent liabilities, net of insurance proceeds, until these liabilities are resolved.
5. Inventories
Inventories consist of the following (in thousands):

	December 29, 2019	December 30, 2018
Raw materials	$12,681	$9,612
Work-in-process	27,528	26,839
Finished goods	158,165	144,239
	$198,374	$180,690

Finished goods inventories held as of December 30, 2018 included an inventory fair value step-up of $1.0 million related to the acquisition of Cartiva, which was fully amortized in 2019. Total step-up related to the Cartiva acquisition was $1.4 million, of which $0.4 million was amortized in the fourth quarter of 2018.
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

As of December 29, 2019, we have convertible notes outstanding that are due in 2020, 2021, and 2023. See Note 10 of the consolidated financial statements for additional information about the convertible notes. These notes are cash settled upon conversion for the principal amount of the notes plus a conversion premium (valued at the amount our ordinary share price exceeds the respective conversion price of the notes). The conversion premium is a conversion derivative feature that requires bifurcation from the notes in accordance with ASC Topic 815 and is accounted for as a derivative liability (Notes Conversion Derivative).
At the time of issuance of the notes, we entered into hedges with certain option counterparties to reduce our exposure to potential cash payments required for these conversion premiums (Notes Hedges). Upon conversion of the notes, the option counterparties would settle these hedges with us in cash, valued in the same manner as the conversion premiums. The Notes Hedges are accounted for as a derivative asset in accordance with ASC Topic 815. In connection with certain events, including in connection with the Offer as further described in Note 1, our option counterparties have the discretion to make certain adjustments to the Note Hedges, which may reduce the effectiveness of the Note Hedges.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The Notes Hedges and Notes Conversion Derivatives are classified consistently with the corresponding Notes as described in Note 10. The following table summarizes the fair values and the presentation in our consolidated balance sheets (in thousands) of our Notes Hedges and our Notes Conversion Derivatives:

	December 29, 2019		December 30, 2018
	Location on consolidated balance sheet	Amount	Location on consolidated balance sheet	Amount
2023 Notes Hedges	Other assets	$39,240	Other assets	$115,923
2023 Notes Conversion Derivative	Other liabilities	$31,555	Other liabilities	$116,833
2021 Notes Hedges	Other current assets	$183,437	Other assets	$188,301
2021 Notes Conversion Derivative	Accrued expenses and other current liabilities	$179,478	Other liabilities	$187,539
2020 Notes Hedges	Other current assets	$1,969	Other current assets	$17,822
2020 Notes Conversion Derivative	Accrued expenses and other current liabilities	$1,666	Accrued expenses and other current liabilities	$17,386

Neither the Notes Conversion Derivatives nor the Notes Hedges qualify for hedge accounting; thus, any changes in the fair value of the derivatives are recognized immediately in other expense, net on our consolidated statements of operations. The following table summarizes the net gain (loss) on changes in fair value (in thousands) related to the Notes Hedges and Notes Conversion Derivatives:

	Fiscal year ended
	December 29, 2019	December 30, 2018	December 31, 2017
2023 Notes Hedges	$(106,827)	$(25,355)	$—
2023 Notes Conversion Derivative	114,153	7,792	—
2021 Notes Hedges	(4,864)	61,238	(32,032)
2021 Notes Conversion Derivative	8,061	(61,391)	35,453
2020 Notes Hedges	996	7,342	(32,199)
2020 Notes Conversion Derivative	(557)	(28,897)	33,626
Net gain (loss) on changes in fair value	$10,962	$(39,271)	$4,848

In addition to the above net gain (loss) on changes in fair value, we also recognized a $12.6 million net loss on the Notes Conversion Derivatives during the year ended December 29, 2019 as part of the additional 2023 Notes exchange as described in Note 10.
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

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

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
The following assumptions were used in the fair market valuations as of December 29, 2019:

	2020 Notes Conversion Derivative	2020 Notes Hedge	2021 Notes Conversion Derivative	2021 Notes Hedge	2023 Notes Conversion Derivative	2023 Notes Hedge
Black Stock Volatility (1)	14.92%	14.92%	21.89%	21.89%	9.99%	9.99%
Credit Spread for Wright (2)	0.83%	N/A	0.83%	N/A	0.42%	N/A
Credit Spread for Deutsche Bank AG (3)	N/A	0.27%	N/A	N/A	N/A	0.49%
Credit Spread for Wells Fargo Securities, LLC (3)	N/A	0.12%	N/A	N/A	N/A	N/A
Credit Spread for JPMorgan Chase Bank (3)	N/A	0.13%	N/A	0.19%	N/A	0.22%
Credit Spread for Bank of America (3)	N/A	N/A	N/A	0.19%	N/A	0.21%

(1)	Volatility selected based on historical and implied volatility of ordinary shares of Wright Medical Group N.V.

(2)	Credit spread implied from traded price.

(3)	Credit spread of each bank is estimated using CDS curves. Source: Bloomberg.
The black stock volatility rates used in the valuations for our Notes Hedges and Notes Conversion Derivatives is one of the most significant assumptions. The change in the fair value of Notes Conversion Derivatives resulting from a change in the black stock volatility would have a direct impact on net profit, with an increase in volatility resulting in an increase in the net loss and a decrease in volatility resulting in a decrease in the net loss for the period. The change in the fair value of Notes Hedges resulting from a change in the black stock volatility would have an indirect impact on net profit, with an increase in volatility resulting in a decrease in the net loss and a decrease in volatility resulting in an increase in the net loss for the period. The impact on profit due to volatility of Notes Hedges would be offset by a similar change in volatility of the Notes Conversion Derivatives.
Derivatives not Designated as Hedging Instruments
As a result of the acquired business of IMASCAP in 2017, we have recorded the estimated fair value of future contingent consideration of approximately €25.1 million or approximately $28.0 million, related to the achievement of certain technical milestones and sales earnouts as of December 29, 2019. The contingent consideration liability related to technical milestones totaled $20.8 million and $12.7 million as of December 29, 2019 and December 30, 2018, respectively, and is contingent upon the development and approval of a next generation reverse shoulder implant system and new software modules. The contingent consideration liability related to sales earnouts totaled $7.2 million and $6.5 million as of December 29, 2019 and December 30, 2018, respectively, and is contingent upon the sale of certain guides and the next generation reverse shoulder implant system. Changes in the fair value of contingent consideration is recorded within other expense, net on our consolidated statements of operations.
The fair values of the sales earn out contingent consideration as of December 29, 2019 and December 30, 2018 were determined using a discounted cash flow model and probability adjusted estimates of the future earnings and are classified in Level 3. The discount rate is 12% for the sales earnout contingent consideration.
The contingent consideration related to technical milestones is based on meeting certain developmental milestones for new software modules and for the FDA and CE approval for the next generation reverse shoulder implant system. The fair value of this contingent consideration as of December 29, 2019 and December 30, 2018 was determined using probability adjusted estimates of the future payments and is classified in Level 3. The discount rate is approximately 6% for the contingent consideration related to technical milestones. A change in the discount rate would have limited impact on our profits or the fair value of this contingent consideration.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
On March 1, 2013, as part of our acquisition of BioMimetic Therapeutics, Inc. (BioMimetic), we issued Contingent Value Rights (CVRs) as part of the merger consideration. Among other things, the CVR agreement provided for a revenue milestone payment equal to $1.50 per share, or $42 million, to be paid if, prior to March 1, 2019, sales of AUGMENT® Bone Graft reached $40 million over 12 consecutive months. Sales for AUGMENT® Bone Graft reached $40 million for the 12 months ended October 28, 2018, and this milestone payment was paid during the fourth quarter of 2018. The CVR agreement also provided for a second revenue milestone equal to $1.50 per share, or $42 million, if, prior to March 1, 2019, sales of AUGMENT® Bone Graft reach $70 million over 12 consecutive months. This milestone was not met before the termination of the CVRs. There were no CVRs outstanding as of December 29, 2019, as the agreement terminated on March 1, 2019. The fair value of the CVRs outstanding at December 30, 2018 was $0.4 million and was determined using the closing price of the security in the active market (Level 1), and is reflected within “Accrued expenses and other current liabilities” on our consolidated balance sheet.
The carrying value of cash and cash equivalents, accounts receivable, and accounts payable approximates the fair value of these financial instruments at December 29, 2019 and December 30, 2018 due to their short maturities and variable rates.
The following tables summarize the valuation of our financial instruments (in thousands):

	Total	Quoted prices in active markets (Level 1)	Prices with other observable inputs (Level 2)	Prices with unobservable inputs (Level 3)
December 29, 2019
Assets
Cash and cash equivalents	$166,856	$166,856	$—	$—
2020 Notes Hedges	1,969	—	—	1,969
2021 Notes Hedges	183,437	—	—	183,437
2023 Notes Hedges	39,240	—	—	39,240
Total	$391,502	$166,856	$—	$224,646

Liabilities
2020 Notes Conversion Derivative	$1,666	$—	$—	$1,666
2021 Notes Conversion Derivative	179,478	—	—	179,478
2023 Notes Conversion Derivative	31,555	—	—	31,555
Contingent consideration	28,077	—	—	28,077
Total	$240,776	$—	$—	$240,776

	Total	Quoted prices in active markets (Level 1)	Prices with other observable inputs (Level 2)	Prices with unobservable inputs (Level 3)
December 30, 2018
Assets
Cash and cash equivalents	$191,351	$191,351	$—	$—
2020 Notes Hedges	17,822	—	—	17,822
2021 Notes Hedges	188,301	—	—	188,301
2023 Notes Hedges	115,923	—	—	115,923
Total	$513,397	$191,351	$—	$322,046

Liabilities
2020 Notes Conversion Derivative	$17,386	$—	$—	$17,386
2021 Notes Conversion Derivative	187,539	—	—	187,539
2023 Notes Conversion Derivative	116,833	—	—	116,833
Contingent consideration	19,248	—	—	19,248
Contingent consideration (CVRs)	420	420	—	—
Total	$341,426	$420	$—	$341,006

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The following is a roll forward of our assets and liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) (in thousands):

	Balance at December 30, 2018	Additions	Transfers into Level 3	Gain/(loss) on fair value adjustments included in earnings	Gain/(loss) on issuance/settlement included in earnings	Settlements	Currency	Balance at December 29, 2019
2020 Notes Hedges	$17,822	—	—	996	—	(16,849)	—	$1,969
2020 Notes Conversion Derivative	$(17,386)	—	—	(557)	16,277	—	—	$(1,666)
2021 Notes Hedges	$188,301	—	—	(4,864)	—	—	—	$183,437
2021 Notes Conversion Derivative	$(187,539)	—	—	8,061	—	—	—	$(179,478)
2023 Notes Hedges	$115,923	30,144	—	(106,827)	—	—	—	$39,240
2023 Notes Conversion Derivative	$(116,833)	—	—	114,153	(28,875)	—	—	$(31,555)
Contingent consideration	$(19,248)	—	—	(9,532)	—	207	496	$(28,077)

7. Property, Plant and Equipment
Property, plant and equipment, net consists of the following (in thousands):

	December 29, 2019	December 30, 2018
Land and land improvements	$2,154	$2,127
Buildings	60,205	43,087
Machinery and equipment	102,014	82,445
Furniture, fixtures and office equipment	185,145	161,614
Construction in progress	17,259	14,113
Surgical instruments	281,541	230,980
	648,318	534,366
Less: Accumulated depreciation	(396,396)	(309,437)
	$251,922	$224,929

8. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill occurring during the fiscal years ended December 29, 2019 and December 30, 2018 are as follows (in thousands):

	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Total
Balance at December 31, 2017	$218,525	$630,650	$84,487	$933,662
Goodwill associated with Cartiva acquisition	351,445	—	—	351,445
Goodwill adjustment associated with IMASCAP acquisition	—	(917)	—	(917)
Foreign currency translation	—	(1,883)	(13,353)	(15,236)
Balance at December 30, 2018	$569,970	$627,850	$71,134	$1,268,954
Foreign currency translation	—	(1,924)	(6,063)	(7,987)
Balance at December 29, 2019	$569,970	$625,926	$65,071	$1,260,967

Goodwill is recognized for the excess of the purchase price over the fair value of net assets of businesses acquired. Goodwill is required to be tested for impairment at least annually. As of October 1, 2019, we performed a qualitative analysis to test goodwill for impairment and determined that it is not more likely than not that the carrying value of our U.S. Lower Extremities & Biologics, U.S. Upper Extremities, and International Extremities & Biologics reporting units exceeded their respective fair values, indicating that goodwill was not impaired.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

On October 10, 2018, we completed the acquisition of Cartiva. As part of the purchase price allocation, we acquired $81.0 million of intangible assets related to completed technology, in-process research and development, and customer relationships and $351.4 million of goodwill. Of the $81.0 million of acquired intangible assets, $52.0 million was assigned to customer relationships (15 year life), $28.0 million was assigned to developed technology (7 year life), and $1.0 million was assigned to in-process research and development.
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
The components of our identifiable intangible assets, net, are as follows (in thousands):

	December 29, 2019		December 30, 2018
	Cost	Accumulated amortization	Cost	Accumulated amortization
Indefinite life intangibles:
IPRD technology	$6,238	$—	$6,262	$—

Finite life intangibles:
Completed technology	172,111	72,140	174,596	55,114
Licenses	9,247	2,835	6,547	1,851
Customer relationships	181,094	41,389	179,605	30,935
Trademarks	14,002	11,834	14,048	11,564
Non-compete agreements	5,713	4,090	3,252	2,514
Other	2,022	757	764	764
Total finite life intangibles	384,189	$133,045	378,812	$102,742

Total intangibles	390,427		385,074
Less: Accumulated amortization	(133,045)		(102,742)
Intangible assets, net	$257,382		$282,332

Based on the total finite life intangible assets held at December 29, 2019, we expect amortization expense of approximately $31 million in 2020, $30 million in 2021, $30 million in 2022, $30 million in 2023, and $27 million in 2024.
9. Leases
We lease various manufacturing, warehousing and distribution facilities, administrative and sales offices as well as equipment under operating leases. We evaluate our contracts to identify leases, which are generally deemed to exist if there is an identified asset over which we have the right to direct its use and from which we obtain substantially all of the economic benefit from its use. Certain of our lease agreements contain rent escalation clauses, rent holidays, and other lease concessions. We recognize our minimum rental expense on a straight-line basis over the term of the lease beginning with the date of initial control of the asset. With the adoption of ASC 842, we recognized all operating leases with terms greater than twelve months in duration on our consolidated balance sheet as of December 31, 2018 as right-of-use assets and lease liabilities which totaled approximately $20 million. Additionally, we recorded a cumulative adjustment of $0.2 million to our accumulated deficit upon adoption. We adopted the standard using the prospective approach and did not retrospectively apply it to prior periods.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

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

Our net ROU assets under operating leases are included within Other Assets on our consolidated balance sheet and include the following (in thousands):

December 29, 2019
Buildings	$17,331
Machinery and equipment	1,720
Furniture, fixtures and office equipment	943
$19,994

At December 29, 2019, the present value of the future minimum lease payments under operating lease obligations are included within Accrued expenses and other current liabilities and Other liabilities as follows (in thousands):

2020	$7,420
2021	5,632
2022	3,878
2023	2,239
2024	1,356
Thereafter	4,036
Total minimum payments	24,561
Less amount representing interest	(3,806)
Present value of minimum lease payments	20,755
Current portion	(6,608)
Long-term portion	$14,147

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Prior to the adoption of ASC 842, operating leases were expensed ratably over the lease period and were not reflected within our consolidated balance sheet as of December 30, 2018. Rental expense under operating leases approximated $11.1 million and $8.9 million for the fiscal years ended December 30, 2018 and December 31, 2017, respectively. Future minimum lease payments, by year and in the aggregate, under non-cancelable operating leases with initial or remaining lease terms of one year or more, were reported in our Annual Report on Form 10-K for the fiscal year ended December 30, 2018 as follows (in thousands), and included a total of $7.8 million for future lease payments to our 51%-owned subsidiary:

2019	$9,606
2020	7,498
2021	6,019
2022	4,433
2023	2,678
Thereafter	10,998
Total minimum payments	$41,232

The components of property, plant and equipment recorded under finance leases consist of the following (in thousands):

	December 29, 2019	December 30, 2018
Buildings	$12,017	$12,017
Machinery and equipment	30,733	24,331
Furniture, fixtures and office equipment	671	559
	43,421	36,907
Less: Accumulated depreciation	(16,726)	(11,906)
	$26,695	$25,001

Future minimum lease payments under finance lease obligations, together with the present value of the net minimum lease payments, are as follows (in thousands):

December 29, 2019
2020	$7,912
2021	6,166
2022	5,156
2023	3,337
2024	1,614
Thereafter	3,330
Total minimum payments	27,515
Less amount representing interest	(2,429)
Present value of minimum lease payments	25,086
Current portion	(7,011)
Long-term portion	$18,075

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Amounts recorded within our consolidated statement of operations for the fiscal year ended December 29, 2019 related to leased assets are as follows (in thousands):

Fiscal year ended
December 29, 2019

Lease cost
Finance lease cost:
Depreciation	$5,688
Interest on lease liabilities	1,104
Operating lease cost	9,843
Short-term lease cost	128
Variable lease cost	500
Total lease cost	$17,263

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$1,104
Operating cash flows from operating leases	$9,247
Financing cash flows from finance leases	$7,837
Weighted-average remaining lease term - finance leases	4.56
Weighted-average remaining lease term - operating leases	4.87
Weighted-average discount rate - finance leases	4.63%
Weighted-average discount rate - operating leases	7.06%

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

10. Debt and Finance Lease Obligations
Debt and finance lease obligations consist of the following (in thousands):

	Maturity by fiscal year	December 29, 2019	December 30, 2018
Finance lease obligations (Note 9)	2020-2026	$25,086	$25,539
Convertible Notes
1.625% Notes	2023	695,748	548,076
2.25% Notes [1]	2021	344,635	321,286
2.0% Notes [2]	2020	55,997	173,533
Term loan facility	2021	19,296	18,979
Asset-based line of credit [3]	2021	20,652	17,761
Other debt	2020-2024	6,615	9,953
		1,168,029	1,115,127
Less: Current portion [1,2,3]		(430,862)	(201,686)
Long-term debt and finance lease obligations (Note 9)		$737,167	$913,441
_______________________

[1]
As of December 29, 2019, the sale price condition (as defined below) for the 2021 Notes was satisfied and, therefore, the 2021 Notes are convertible at any time during the succeeding quarterly period. As a result, the carrying value of the 2021 Notes was classified as a current liability as of December 29, 2019. The respective balances were classified as long-term as of December 30, 2018.

[2]
The holders of the 2020 Notes may convert their notes at any time on or after August 15, 2019. Due to the ability of the holders of the 2020 Notes to convert their notes within the next year, the carrying value of the 2020 Notes was classified as a current liability as of December 30, 2018. The 2020 Notes were classified as a current liability as of December 29, 2019 as they matured on February 15, 2020.

[3]
We have reflected this debt as a current liability on our consolidated balance sheets as of December 29, 2019 and December 30, 2018, as required by US GAAP due to the weekly lockbox repayment/re-borrowing arrangement underlying the agreement, as well as the ability for the lenders to accelerate the repayment of the debt under certain circumstances as described below.

Convertible Notes
The components of the Notes were as follows (in thousands):

	December 29, 2019	December 30, 2018
Principal amount of 2023 Notes	$814,556	$675,000
Unamortized debt discount	(107,916)	(114,554)
Unamortized debt issuance costs	(10,892)	(12,370)
Net carrying amount of 2023 Notes	$695,748	$548,076

Principal amount of 2021 Notes	$395,000	$395,000
Unamortized debt discount	(47,405)	(69,382)
Unamortized debt issuance costs	(2,960)	(4,332)
Net carrying amount of 2021 Notes	$344,635	$321,286

Principal amount of 2020 Notes	$56,455	$186,589
Unamortized debt discount	(408)	(11,642)
Unamortized debt issuance costs	(50)	(1,414)
Net carrying amount of 2020 Notes	$55,997	$173,533

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The 2021 Notes were issued by us and the 2020 Notes and the 2023 Notes were issued by Wright Medical Group, Inc. (WMG) and are fully and unconditionally guaranteed by Wright Medical Group N.V.
The holders of the Notes may convert their notes solely into cash at their option at any time prior to the Early Conversion date (as defined below) only under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter), if the last reported sale price of our ordinary shares for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day (the sale price condition); (2) during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our ordinary shares and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events, including in connection with the Offer as further described below and within Note 1. The terms of conversion are set forth below:

	2020 Notes	2021 Notes	2023 Notes
Conversion rate	33.39487	46.8165	29.9679
Conversion price	$29.94	$21.36	$33.37
Early Conversion date	August 15, 2019	May 15, 2021	December 15, 2022
Maturity date	February 15, 2020	November 15, 2021	June 15, 2023

On or after the Early Conversion date until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Notes solely into cash, regardless of the foregoing circumstances. Upon conversion, a holder will receive an amount in cash, per $1,000 principal amount of the Notes, equal to the settlement amount as calculated under the Notes Indenture. If a fundamental change, as defined in the applicable Notes Indenture, occurs, subject to certain conditions, holders of the applicable series of Notes will have the option to require us to repurchase for cash all or a portion of their Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date, as defined in the applicable Notes Indenture. In addition, if a make-whole fundamental change, as defined in the applicable Notes Indenture, occurs prior to the maturity date, we are required to increase the applicable conversion rate for a holder that elects to convert its Notes in connection with such make-whole fundamental change. The Notes may not be redeemed prior to the maturity date, and no “sinking fund” is available, which means that WMG is not required to redeem or retire the Notes periodically.
On November 4, 2019, we entered into a definitive agreement with Stryker and its subsidiary, Stryker B.V. Under the terms of the agreement, and upon the terms and subject to the conditions thereof, Stryker B.V. will commence a tender offer to purchase all of the outstanding ordinary shares of Wright for $30.75 per share, without interest and less applicable withholding taxes, in cash. The obligation of Stryker and Stryker B.V. to consummate the Offer is subject to the tender of a minimum number of our outstanding shares in the related tender offer, the adoption of certain resolutions relating to the transaction at an extraordinary general meeting of Wright’s shareholders, receipt of applicable regulatory approvals and other customary conditions. If these conditions are satisfied and the Offer closes, Stryker may acquire any remaining shares through a post-offer reorganization. Wright expects that a fundamental change and a make-whole fundamental change will occur at the time Stryker B.V. accepts for purchase and pays for all shares validly tendered pursuant to the Offer. Wright also expects that the Offer will trigger certain conversion rights under each of the Notes Indentures prior to the closing of the proposed acquisition by Stryker.
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
The estimated fair value of the 2020, 2021 and 2023 Notes was approximately $57.3 million, $575.5 million, and $864.0 million, respectively, at December 29, 2019, based on a quoted price in an active market (Level 1).
The Notes Conversion Derivatives require bifurcation from the Notes in accordance with ASC Topic 815, Derivatives and Hedging, and are accounted for as a derivative liability. See Note 6 for additional information regarding the Notes Conversion Derivative. The fair value of the Notes Conversion Derivative at the time of issuance is also recorded as the original debt discount for purposes of accounting for the debt component of the Convertible Notes. This discount is amortized as interest expense using the effective interest method over the term of the Convertible Notes.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

As of December 29, 2019, our effective interest rates for the 2020, 2021, and 2023 Notes were 8.54%, 9.72%, and 5.76%, respectively. The following table summarizes the interest expense related to the amortization of the debt discount (in thousands):

	Fiscal year ended
	December 29, 2019	December 30, 2018	December 31, 2017
2023 Notes	$23,522	$10,071	$—
2021 Notes	21,977	19,950	18,110
2020 Notes	3,804	19,165	27,331
The following table summarizes the interest expense related to the amortization of the deferred financing costs (in thousands):

	Fiscal year ended
	December 29, 2019	December 30, 2018	December 31, 2017
2023 Notes	$2,381	$1,148	$—
2021 Notes	1,372	1,284	1,131
2020 Notes	462	2,333	3,320

As further described below, during 2019, we exchanged 2023 Notes for 2020 Notes which was recognized as a debt modification and resulted in us recognizing a net loss of approximately $14.3 million, primarily due to the Notes Conversion Derivatives and debt modification costs, within “Other expense, net” in our consolidated statements of operations. As further described below, during 2018, we had a notes exchange recognized as a debt extinguishment which resulted in us recognizing approximately $39.9 million for the write-off of related pro-rata unamortized deferred financing fees and debt discount within “Other expense, net” in our consolidated statements of operations.
In connection with the issuance of each series of Convertible Notes, we and WMG entered in cash-settled convertible note hedge transactions with certain option counterparties (the Note Hedges), which are generally intended to reduce exposure to potential cash payments that we or WMG, as applicable, would be required to make if holders elect to convert the Convertible Notes at a time when our ordinary share price exceeds the conversion price. We also entered into warrant transactions (the Warrants) in connection with the issuance of each series of Convertible Notes in which we sold warrants that are initially exercisable in the same number of shares as are issuable upon conversion of the applicable series of Convertible Notes at the initial conversion rate. The strike price of the Note Hedge for each series of Convertible Notes is equal to the conversion price of the applicable series of Convertible Notes and the exercise prices for the Warrants issued with the 2020, 2021 and 2023 Notes are $38.80, $30.00, and $40.86, respectively. The strike prices of the Notes Hedges and exercise prices of the Warrants are subject to adjustment upon the occurrence of certain events including in connection with the Offer as further described above and within Note 1.
In connection with certain events, including, among others, (i) a merger or other make-whole fundamental change, including in connection with the Offer as further described above and within Note 1; (ii) certain hedging disruption events, which may include changes in tax laws, an increase in the cost of borrowing our ordinary shares in the market or other material increases in the cost to the option counterparties of hedging the Note Hedges; (iii) our failure to perform certain obligations under the Notes Indenture or under the Notes Hedges; (iv) certain defaults on our, or any of our other subsidiary’s indebtedness in excess of $25 million; (v) if we, or any of our significant subsidiaries become insolvent or otherwise become subject to bankruptcy proceedings or (vi) if we repurchase Convertible Notes in the open market, through a tender or exchange offer or in individually negotiated transactions, the option counterparties have the discretion to terminate the Notes Hedges, which may reduce the effectiveness of the Notes Hedges. In addition, the option counterparties have broad discretion to make certain adjustments to the Notes Hedges and Warrants upon the occurrence of certain other events, including, among others, (i) upon the announcement of certain significant corporate events, including events that may give rise to a termination event as described above, such as the announcement of a third-party tender offer, including in connection with the Offer as further described above and within Note 1; or (ii) solely with respect to the Notes Hedges, any adjustment to the conversion rate of the Notes. Any such adjustment may also reduce the effectiveness of the Note Hedges and further the dilutive effect of the Warrants.
Aside from the initial premiums paid to the option counterparties and subject to the right of the option counterparties to terminate the Notes Hedges and Warrants in certain circumstances, we do not generally expect to be required to make any cash payments to the option counterparties under the Notes Hedges and Warrants and expect to be entitled to receive from the option counterparties

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

cash, generally equal to the amount by which the market price per ordinary share exceeds the strike price of the applicable Note Hedge during the relevant valuation period.
The Warrants are expected to be net-share settled and exercisable over a certain trading period after the Convertible Notes mature as detailed below:

	2020 Notes	2021 Notes	2023 Notes
Exercisable period	200 trading day period beginning on May 15, 2020	100 trading day period beginning on February 15, 2022	120 trading day period beginning on September 15, 2023

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
As of December 29, 2019, we had warrants outstanding related to the 2020 Notes, 2021 Notes and 2023 Notes which were exercisable for 1.9 million ordinary shares, 18.5 million ordinary shares, and 24.4 million ordinary shares, respectively. As of December 30, 2018, we had warrants outstanding related to the 2020 Notes, 2021 Notes and 2023 Notes which were exercisable for 6.2 million ordinary shares, 18.5 million ordinary shares, and 20.2 million ordinary shares, respectively. As of December 31, 2017, we had warrants outstanding related to the 2020 Notes and 2021 Notes which were exercisable for 19.6 million ordinary shares and 18.5 million ordinary shares, respectively.
2023 Notes
On June 28, 2018, WMG issued $675 million aggregate principal amount of the 2023 Notes pursuant to an indenture (2023 Notes Indenture), dated as of June 28, 2018, with The Bank of New York Mellon Trust Company, N.A., as trustee. The 2023 Notes require interest to be paid at an annual rate of 1.625% semi-annually in arrears on each June 15 and December 15 and will mature on June 15, 2023 unless earlier converted or repurchased. As a result of the issuance of the 2023 Notes, we recorded deferred financing charges of approximately $13.5 million. The fair value of the 2023 Notes Conversion Derivative at the time of issuance of the 2023 Notes was $124.6 million and was recorded as original debt discount for purposes of accounting for the debt component of the 2023 Notes. We and WMG entered into 2023 Notes Hedges in connection with the issuance of the 2023 Notes which had an aggregate cost of $141.3 million and is accounted for as a derivative asset in accordance with ASC Topic 815. See Note 6 of the consolidated financial statements for additional information regarding the 2023 Notes Hedges and the 2023 Notes Conversion Derivative. We also entered into warrant transactions in which we sold warrants that are initially exercisable into 20.2 million ordinary shares to the option counterparties, subject to adjustment upon the occurrence of certain events, for an aggregate of $102.1 million.
As described in more detail below, concurrently with the issuance and sale of the 2023 Notes, certain holders of the 2020 Notes exchanged their 2020 Notes for the 2023 Notes, a pro rata portion of the 2020 Notes Hedges were settled and a pro rata portion of the Warrants associated with the 2020 Notes were repurchased.
On February 7, 2019, WMG issued an additional $139.6 million aggregate principal amount of 2023 Notes in exchange for $130.1 million aggregate principal amount of 2020 Notes. For each $1,000 principal amount of 2020 Notes validly submitted for exchange, we delivered $1,072.40 principal amount of 2023 Notes to the exchanging investor (subject, in each case, to rounding to the nearest $1,000 aggregate principal amount for each such exchanging investor). This debt modification resulted in a pro rata share of the 2020 Notes discount and deferred financing costs, which totaled $7.4 million and $0.9 million, respectively, being transferred to the 2023 Notes discount and deferred financing costs. Additionally, the 2023 Notes discount was adjusted in order for net debt to remain the same subsequent to the exchange. The discount and deferred financing costs will be amortized over the remaining term of the 2023 Notes using the effective interest method.
The fair value of the 2023 Notes Conversion Derivative associated with the additional $139.6 million of 2023 Notes was $28.9 million at the time of issuance, and the pro rata share of the 2020 Notes Conversion Derivative that was settled as part of the additional 2023 Notes exchange had a fair value of $16.3 million immediately prior to issuance of the additional 2023 Notes. As the exchange was accounted for as a debt modification, the net amount of $12.6 million was recognized as a loss during 2019.
On January 30, 2019 and January 31, 2019, we entered into additional Note Hedge and Warrant transactions with the same strike and exercise prices as set forth above for the 2023 Notes. We paid approximately $30.1 million in the aggregate to the option counterparties for the additional Note Hedge, and received approximately $21.2 million in the aggregate from the option

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

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
2021 Notes
On May 20, 2016, we issued $395 million aggregate principal amount of the 2021 Notes pursuant to an indenture (2021 Notes Indenture), dated as of May 20, 2016 between us and The Bank of New York Mellon Trust Company, N.A., as trustee. The 2021 Notes require interest to be paid at an annual rate of 2.25% semi-annually in arrears on each May 15 and November 15, and will mature on November 15, 2021 unless earlier converted or repurchased. As a result of the issuance of the 2021 Notes, we recorded deferred financing charges of approximately $7.3 million. The fair value of the 2021 Notes Conversion Derivative at the time of issuance of the 2021 Notes was $117.2 million and was recorded as original debt discount for purposes of accounting for the debt component of the 2021 Notes. This discount is amortized as interest expense using the effective interest method over the term of the 2021 Notes. We entered into 2021 Notes Hedges in connection with the issuance of the 2021 Notes which had an aggregate cost of $99.8 million and is accounted for as a derivative asset in accordance with ASC Topic 815. See Note 6 of the consolidated financial statements for additional information regarding the 2021 Notes Hedges and the 2021 Notes Conversion Derivative. We also entered into warrant transactions in which we sold warrants for an aggregate of 18.5 million ordinary shares to the option counterparties, subject to adjustment, for an aggregate of $54.6 million.
As described in more detail below, concurrently with the issuance and sale of the 2021 Notes, certain holders of the 2020 Notes exchanged their 2020 Notes for the 2021 Notes, a pro rata portion of the 2020 Notes Hedges were settled and a pro rata portion of the Warrants associated with the 2020 Notes were repurchased.
In the first quarter of 2017, third calendar quarter of 2018, second calendar quarter of 2019, and the fourth calendar quarter of 2019, the sale price condition (as defined above) for the 2021 Notes was satisfied and, therefore, the 2021 Notes are convertible at any time during the succeeding quarterly period. There were no conversions during the second quarter of 2017, fourth quarter of 2018 or the third quarter of 2019.
2020 Notes
On February 13, 2015, WMG issued $632.5 million aggregate principal amount of the 2020 Notes pursuant to an indenture (2020 Notes Indenture), dated as of February 13, 2015 between WMG and The Bank of New York Mellon Trust Company, N.A., as trustee. The 2020 Notes required interest to be paid semi-annually on each February 15 and August 15 at an annual rate of 2.00%, and matured and were repaid in full on February 15, 2020. The 2020 Notes were initially issued whereby they were convertible at the option of the holder, during certain periods and subject to certain conditions described below, solely into cash at an initial conversion rate of 32.3939 shares of WMG common stock per $1,000 principal amount of the 2020 Notes, subject to adjustment upon the occurrence of certain events, which represented an initial conversion price of approximately $30.87 per share of WMG common stock. In conjunction with the issuance of the 2020 Notes, we recorded deferred financing charges of approximately $18.1 million. The fair value of the 2020 Notes Conversion Derivative at the time of issuance of the 2020 Notes was $117.2 million and was recorded as original debt discount for purposes of accounting for the debt component of the 2020 Notes. We entered into 2020 Notes Hedges in connection with the issuance of the 2020 Notes which had an aggregate cost of $144.8 million and is accounted for as a derivative asset in accordance with ASC Topic 815. See Note 6 of the consolidated financial statements for additional information regarding the 2020 Notes Hedges and the 2020 Notes Conversion Derivative. WMG also entered into warrant transactions in which it sold warrants for an aggregate of 20.5 million shares of WMG common stock to the option counterparties, subject to adjustment. The strike price of the warrants was initially $40 per share of WMG common stock.
On November 24, 2015, Wright Medical Group N.V. executed a supplemental indenture, fully and unconditionally guaranteeing, on a senior unsecured basis, WMG’s obligations relating to the 2020 Notes, changing the underlying reference securities from WMG common stock to Wright Medical Group N.V. ordinary shares and making a corresponding adjustment to the conversion price. From and after the effective time of the Wright/Tornier merger, (i) all calculations and other determinations with respect to the 2020 Notes previously based on references to WMG common stock were calculated or determined by reference to our ordinary shares, and (ii) the conversion rate (as defined in the 2020 Notes Indenture) for the 2020 Notes was adjusted to a conversion rate of 33.39487 ordinary shares (subject to adjustment as provided in the 2020 Notes Indenture) per $1,000 principal amount of the 2020 Notes, which represents a conversion price of approximately $29.94 per ordinary share (subject to, and in accordance with, the settlement provisions of the 2020 Notes Indenture). On November 24, 2015, Wright Medical Group N.V. assumed WMG’s obligations pursuant to the warrants. Following the assumption, the warrants became exercisable for 21.1 million Wright Medical Group N.V. ordinary shares and the strike price of the warrants was adjusted to $38.8010 per ordinary share.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Concurrently with the issuance and sale of the 2021 Notes, in 2016, certain holders of the 2020 Notes exchanged approximately $45.0 million aggregate principal amount of their 2020 Notes for the 2021 Notes. For each $1,000 principal amount of 2020 Notes validly submitted for exchange, we delivered $990.00 principal amount of the 2021 Notes (subject to rounding down to the nearest $1,000 principal amount of the 2021 Notes, the difference being referred as the rounded amount) to the investor plus an amount of cash equal to the unpaid interest on the 2020 Notes and the rounded amount. During the second quarter of 2016, we also settled a pro rata portion of the 2020 Notes Hedges and repurchased a pro rata portion of the warrants associated with the 2020 Notes, generating net proceeds of approximately $0.6 million. Subsequent to this partial settlement, we had warrants which were exercisable for 19.6 million ordinary shares and the strike price of the warrants remained $38.8010 per ordinary share as of December 31, 2017.
Concurrently with the issuance and sale of the 2023 Notes, in 2018, certain holders of the 2020 Notes exchanged approximately $400.9 million aggregate principal amount of their 2020 Notes for the 2023 Notes. For each $1,000 principal amount of 2020 Notes validly submitted for exchange, we delivered $1,138.70 principal amount of the 2023 Notes (subject to rounding down to the nearest $1,000 principal amount of the 2023 Notes for each exchanging investor, the difference being referred as the rounded amount) to the investor. As a result of this note exchange and retirement of $400.9 million aggregate principal amount of the 2020 Notes, we recognized approximately $39.9 million for the write-off of related unamortized deferred financing fees and debt discount within “Other expense, net” in our consolidated statements of operations during the fiscal year ended December 30, 2018. During the second quarter of 2018, we also agreed to settle a pro rata portion of the 2020 Notes Hedges and agreed to repurchase a pro rata portion of the warrants associated with the 2020 Notes. The pricing of these 2020 Notes Hedges and warrants associated with the 2020 Notes were based on pricing between July 9, 2018 and July 27, 2018 and were settled on July 30, 2018. As a result of these settlements, we received net proceeds of approximately $10.6 million on July 30, 2018. We had warrants which were exercisable for 6.2 million ordinary shares with a strike price of $38.8010 per ordinary share as of December 30, 2018.
Concurrently with the issuance and sale of the additional 2023 Notes, on February 7, 2019, certain holders of the 2020 Notes exchanged approximately $130.1 million aggregate principal amount of 2020 Notes. For each $1,000 principal amount of 2020 Notes validly submitted for exchange, we delivered $1,072.40 principal amount of 2023 Notes to the exchanging investor (subject, in each case, to rounding to the nearest $1,000 aggregate principal amount for each such exchanging investor). As this was a debt modification, a pro rata share of the 2020 Notes discount and deferred financing costs which totaled $7.4 million and $0.9 million, respectively, was transferred to the 2023 Notes discount and deferred financing costs. Additionally, the 2023 Notes discount was adjusted in order for net debt to remain the same subsequent to the exchange. The remaining discount and deferred financing costs will be amortized over the remaining term of the 2020 Notes using the effective interest method. We recognized a $12.6 million net loss on the Notes Conversion Derivatives during the year ended December 29, 2019 as part of the additional 2023 Notes exchange. In 2019, we also settled a pro rata share of the 2020 Notes Hedges corresponding to the amount of the 2020 Notes exchanged pursuant to the above-described exchange. We received proceeds of approximately $16.8 million related to the 2020 Notes Hedges and paid $11 million related to the 2020 Warrants, generating net proceeds of $5.8 million. Subsequent to the 2019 partial settlement, we had warrants which were exercisable for 1.9 million ordinary shares and the strike price of the warrants remained $38.8010 per ordinary share as of December 29, 2019.
Credit Agreement
On December 23, 2016, we, together with WMG and certain of our other wholly-owned U.S. subsidiaries (collectively, Borrowers), entered into a Credit, Security and Guaranty Agreement with Midcap Financial Trust, as administrative agent (Agent) and a lender and the additional lenders from time to time party thereto, which agreement was subsequently amended in May 2018 and February 2019 (as amended, the Credit Agreement). On May 7, 2018, we amended and restated the Credit Agreement to add a $40 million term loan facility (Term Loan Facility). In February 2019, we amended the Credit Agreement to, among other things, increase the second tranche of the Term Loan Facility from $20 million to $35 million and to increase the line of credit from $150 million to $175 million.
The Credit Agreement provides for a $175.0 million senior secured asset-based line of credit, subject to the satisfaction of a borrowing base requirement (ABL Facility) and a $55 million term loan facility (Term Loan Facility). The ABL Facility may be increased by up to $75.0 million upon the Borrowers’ request, subject to the consent of the Agent and each of the other lenders providing such increase. All borrowings under the ABL Facility are subject to the satisfaction of customary conditions, including the absence of default, the accuracy of representations and warranties in all material respects and the delivery of an updated borrowing base certificate. The initial $20 million term loan tranche was funded at closing in May 2018. The Borrowers may at any time borrow the second $35.0 million term loan tranche, but are required to do so no later than May 7, 2021. All borrowings under the Term Loan Facility are subject to the satisfaction of customary conditions, including the absence of default and the accuracy of representations and warranties in all material respects.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The interest rate margin applicable to borrowings under the ABL Facility is, at the option of the Borrowers, equal to either (a) 3.25% for base rate loans or (b) 4.25% for LIBOR rate loans, subject to a 0.75% LIBOR floor. In addition to paying interest on the outstanding loans under the ABL Facility, the Borrowers also are required to pay a customary unused line fee equal to .50% per annum in respect of unutilized commitments and certain other customary fees related to Agent’s administration of the ABL Facility. Beginning January 1, 2017, the Borrowers were required to maintain a minimum drawn balance on the ABL Facility equal to 20% of the average borrowing base for each month. To the extent the actual drawn balance is less than 20%, the Borrowers must pay a fee equal to the amount the lenders under the ABL Facility would have earned had the Borrowers maintained a minimum drawn balance equal to 20% of the average borrowing base for such month.
The Credit Agreement requires that the Borrowers calculate the borrowing base for the ABL Facility on at least a monthly basis and each time the Borrowers make a draw on the ABL Facility in accordance with the formula set forth in the Credit Agreement. The borrowing base is subject to adjustment and the implementation of reserves by the Agent in its permitted discretion, as further described in the Credit Agreement. If at any time the outstanding drawn balance under the ABL Facility exceeds the borrowing base as in effect at such time, Borrowers will be required to prepay loans under the ABL Facility in an amount equal to such excess. Certain accounts receivables and proceeds of collateral of the Borrowers will be applied to reduce the outstanding principal amount of the ABL Facility on a periodic basis.
There is no scheduled amortization under the ABL Facility and (subject to borrowing base requirements and applicable conditions to borrowing) the available revolving commitment may be borrowed, repaid, and reborrowed without restriction. All outstanding loans under the ABL Facility will be due and payable in full on the date that is the earliest to occur of (x) December 23, 2021; (y) the date that is 91 days prior to the maturity date of the 2020 Notes or (z) the date that is 91 days prior to the maturity date of the 2021 Notes; provided if we refinance, extend, renew or replace at least 85% of the 2020 Notes and/or the 2021 Notes, as applicable, outstanding as of the closing date of the ABL Facility pursuant to the terms of the Credit Agreement, the maturity date will be deemed extended with respect to clause (y) and (z) above. Due to the additional exchange of 2020 Notes for additional 2023 Notes in February 2019 as described above, the maturity date was deemed extended for the purposes of clause (y) as long as we maintained unrestricted cash in an amount equal to the aggregate outstanding principal amount of the 2020 Notes.
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
The Credit Agreement contains certain negative covenants that restrict our ability to take certain actions as specified in the Credit Agreement and an affirmative covenant that we maintain net revenue at or above minimum levels and maintain liquidity in the United States at a level specified in the Credit Agreement, subject to certain exceptions. In addition to financial and liquidity covenants consistent with those in the Credit Agreement, while the Term Loan Facility is outstanding, the Company is required to maintain a minimum adjusted EBITDA, as described in the Credit Agreement. The Credit Agreement will not affect our ability to meet our existing contractual obligations, except in circumstances where an event of default (subject to certain exceptions) has occurred and is continuing. The Credit Agreement also contains negative covenants, representations and warranties, affirmative covenants and events of default, in each case subject to grace periods, thresholds, and materiality qualifiers consistent with the Credit Agreement.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Other Debt
Other debt primarily includes government loans, mortgages, loans acquired as a result of the IMASCAP acquisition and miscellaneous international bank loans.
Maturities
Aggregate annual maturities of our current and long-term obligations at December 29, 2019, excluding finance lease obligations, are as follows (in thousands):

2020 [1,2]	$474,702
2021	21,423
2022	1,511
2023	814,637
2024	—
Thereafter	1,005
$1,313,278
_______________________

[1]
The 2021 Notes will mature on November 15, 2021 unless earlier converted or repurchased. As of December 29, 2019, the sale price condition (as defined above) for the 2021 Notes was satisfied and, therefore, the 2021 Notes are convertible at any time during the succeeding quarterly period. As a result, the carrying value of the 2021 Notes was classified as a current liability as of December 29, 2019 and the gross amount of $395.0 million is included in the 2020 maturity total above.

[2]
All outstanding loans under the ABL Facility will be due and payable in full on December 23, 2021 or earlier under certain specified circumstances as previously described. The 2020 total above includes $20.7 million in borrowings outstanding under the ABL Facility as this debt is reflected as a current liability on our consolidated balance sheet as of December 29, 2019 due to the weekly lockbox repayment/re-borrowing arrangement underlying the agreement, as well as the ability for the lenders to accelerate the repayment of the debt under certain circumstances.

11. Accumulated Other Comprehensive Income (AOCI)
Other comprehensive income (OCI) includes certain gains and losses that under US GAAP are included in comprehensive loss but are excluded from net loss as these amounts are initially recorded as an adjustment to shareholders’ equity. Amounts in OCI may be reclassified to net loss upon the occurrence of certain events.
Our 2017, 2018, and 2019 OCI was comprised solely of foreign currency translation adjustments.
Changes in AOCI for the fiscal years ended December 29, 2019, December 30, 2018, and December 31, 2017 were as follows (in thousands):

Currency translation adjustment
Balance at December 25, 2016	$(19,461)
Other comprehensive income	41,751
Balance at December 31, 2017	$22,290
Other comprehensive loss	(30,373)
Balance at December 30, 2018	$(8,083)
Other comprehensive loss	(21,416)
Balance at December 29, 2019	$(29,499)

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

12. Income Taxes
The components of our loss from continuing operations before income taxes are as follows (in thousands):

	Fiscal year ended
	December 29, 2019	December 30, 2018	December 31, 2017
U.S.	$(69,903)	$(144,987)	$(56,808)
Foreign	(9,263)	(24,853)	(43,097)
Loss from continuing operations before income taxes	$(79,166)	$(169,840)	$(99,905)

The components of our provision (benefit) for income taxes are as follows (in thousands):

	Fiscal year ended
	December 29, 2019	December 30, 2018	December 31, 2017
Current (benefit) provision:
U.S.:
Federal	$(13)	$449	$(23,781)
State	232	251	390
Foreign	15,213	3,307	2,214
Total current provision (benefit)	15,432	4,007	(21,177)
Deferred provision (benefit):
U.S.:
Federal	154	(2,841)	(5,098)
State	143	(663)	(93)
Foreign	(2,761)	(1,039)	(8,600)
Total deferred benefit	(2,464)	(4,543)	(13,791)
Total provision (benefit) for income taxes	$12,968	$(536)	$(34,968)

A reconciliation of the statutory U.S. federal income tax rate to our effective income tax rate for continuing operations is as follows:

	Fiscal year ended
	December 29, 2019	December 30, 2018	December 31, 2017
Income tax benefit at statutory rate	21.0%	21.0%	35.0%
State income taxes	2.2%	3.8%	1.5%
Change in valuation allowance	(18.3)%	(22.9)%	(3.5)%
CVR fair market value adjustment	0.1%	—%	(1.9)%
Foreign income tax rate differential	(17.9)%	(0.6)%	(6.1)%
Changes in tax reserves	(0.3)%	0.4%	2.9%
Effects of U.S. tax reform	—%	—%	6.5%
Foreign rate changes	—%	—%	1.7%
U.S. R&D tax credit	2.0%	0.7%	0.6%
Nondeductible compensation	(3.2)%	(0.7)%	(1.0)%
Other, net	(2.0)%	(1.4)%	(0.7)%
Total	(16.4)%	0.3%	35.0%

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The significant components of our deferred income taxes as of December 29, 2019 and December 30, 2018 are as follows (in thousands):

	December 29, 2019	December 30, 2018
Deferred tax assets:
Net operating loss carryforwards	$340,451	$330,589
General business credit carryforwards	16,131	14,598
Reserves and allowances	50,278	56,675
Deferred interest	42,016	27,322
Share-based compensation expense	12,638	14,934
Convertible debt notes and conversion options	15,272	38,368
Other	3,857	3,616
Valuation allowance	(423,037)	(400,171)

Total deferred tax assets	57,606	85,931

Deferred tax liabilities:
Depreciation	5,025	5,095
Intangible assets	50,156	58,221
Convertible notes bond hedges	11,493	34,653
Other	304	166

Total deferred tax liabilities	66,978	98,135

Net deferred tax liabilities	$(9,372)	$(12,204)

The 2017 Tax Act was enacted on December 22, 2017. The law included significant changes to the United States corporate income tax system, including a federal corporate rate reduction, limitations on the deductibility of certain expenses and the transition of United States international taxation from a worldwide tax system to a territorial tax system. The 2017 Tax Act imposed a tax on global intangible low-taxed income (GILTI) earned by U.S. controlled foreign subsidiaries. In accordance with FASB Staff Q&A, Topic 740, No. 5, we have elected to account for GILTI as a period expense in the year it is incurred.
At December 29, 2019, we had net operating loss carryforwards for U.S. federal income tax purposes of approximately $1.1 billion, $172.5 million of which do not expire and $964.8 million which are subject to expiration. Of the U.S. net operating loss carryforwards subject to expiration, approximately $38.7 million will expire over the next 5 years and the remaining between 2025 and 2037, with the majority expiring after 2033. State net operating loss carryforwards at December 29, 2019 totaled approximately $1.1 billion, $21.5 million of which do not expire and $1.1 billion which begin to expire in 2020 and extend through 2039. Additionally, we had general business credit carryforwards of approximately $16.1 million, which begin to expire in 2022 and extend through 2039. At December 29, 2019, we had foreign net operating loss carryforwards of approximately $187.8 million, $90.8 million of which do not expire and $97.0 million which begin to expire in 2020 and extend through 2028.
At December 29, 2019 and December 30, 2018, we had a valuation allowance of $423.0 million and $400.2 million, respectively, related to certain U.S. and foreign deferred tax assets. We realized a net increase in the valuation allowance of $22.8 million during the fiscal year ended December 29, 2019. The net increase was primarily due to the valuation allowance on projected U.S., French and Dutch current year taxable losses. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax planning strategies in making this assessment. Based upon the levels of historical taxable income, projections of future taxable income and the reversal of deferred tax liabilities over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowance.
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

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

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
As of December 29, 2019, our unrecognized tax benefits totaled approximately $4.5 million. The total amount of net unrecognized tax benefits that, if recognized, would affect the tax rate was approximately $1.3 million at December 29, 2019. While we are currently not under audit in significant tax jurisdictions, it is reasonably possible that our unrecognized tax benefits could change in the next twelve months as a result of tax periods still open for examination and expirations of the statutes of limitations.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Fiscal year ended
	December 29, 2019	December 30, 2018
Balance at beginning of fiscal year	$4,610	$6,025
Additions from acquisitions	—	109
Additions for tax positions related to current year	473	385
Additions for tax positions of prior years	172	718
Reductions for tax positions of prior years	(290)	(490)
Settlements	(406)	(1,983)
Foreign currency translation	(48)	(154)
Balance at end of fiscal year	$4,511	$4,610

We accrue interest required to be paid by the tax law for the underpayment of taxes on the difference between the amount claimed or expected to be claimed on the tax return and the tax benefit recognized in the financial statements. Management has made the policy election to record this interest as interest expense and penalties, that if incurred, would be recognized as penalty expense within “Other expense (income)” on our consolidated statements of operations. As of December 29, 2019, accrued interest and penalties related to our unrecognized tax benefits totaled approximately $0.1 million.
We file numerous consolidated and separate company income tax returns in the United States and in many foreign jurisdictions. With few exceptions, we are subject to U.S. federal, state, and local income tax examinations for years 2016 through 2018. We are no longer subject to foreign income tax examinations by tax authorities in significant jurisdictions for years before 2015. However, U.S. and foreign tax authorities have the ability to review years prior to these to the extent that we utilize tax attributes carried forward from those prior years.
13. Other Balance Sheet Information
Accrued expenses and other current liabilities consist of the following (in thousands):

	December 29, 2019	December 30, 2018
Employee bonuses	$25,383	$28,953
Other employee benefits	25,194	22,841
Royalties	13,441	12,330
Taxes other than income	13,826	7,897
Notes Conversion Derivatives (Note 6)	181,144	17,386
Commissions	18,025	19,356
Professional and legal fees	14,941	10,848
Contingent consideration (Note 6)	11,982	3,427
Product liability and other legal accruals (Note 17)	54,107	66,918
Other	28,982	27,125
	$387,025	$217,081

14. Capital Stock and Earnings Per Share
Our articles of association provide an authorized capital of €9.6 million divided into 320 million ordinary shares, each with a par value of three Euro cents (€0.03). We had 128.6 million and 125.6 million ordinary shares issued and outstanding as of December 29, 2019 and December 30, 2018, respectively.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

On November 4, 2019, we entered into a definitive agreement with Stryker and its subsidiary, Stryker B.V. Under the terms of the agreement, and upon the terms and subject to the conditions thereof, Stryker B.V. has commenced a tender offer to purchase all of the outstanding ordinary shares of Wright for $30.75 per share, without interest and less applicable withholding taxes, in cash. The obligation of Stryker and Stryker B.V. to consummate the Offer is subject to the tender of a minimum number of our outstanding shares in the related tender offer, the adoption of certain resolutions relating to the transaction at an extraordinary general meeting of Wright’s shareholders, receipt of applicable regulatory approvals and other customary conditions.
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
FASB ASC Topic 260, Earnings Per Share, requires the presentation of basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted-average number of ordinary shares outstanding during the period. Diluted earnings per share is calculated to include any dilutive effect of our ordinary share equivalents. For the fiscal years ended December 29, 2019, December 30, 2018, and December 31, 2017, our ordinary share equivalents consisted of stock options, restricted stock units, performance share units, and warrants. The dilutive effect of the stock options, restricted stock units, performance share units, and warrants is calculated using the treasury-stock method.
We had outstanding options to purchase 8.9 million ordinary shares, 1.2 million restricted stock units, and 0.8 million performance share units, assuming maximum performance, at December 29, 2019; outstanding options to purchase 9.9 million ordinary shares, 1.3 million restricted stock units, and 0.5 million performance share units, assuming maximum performance, at December 30, 2018; and outstanding options to purchase $10.0 million ordinary shares, $1.3 million restricted stock units, and 0.2 million performance share units, assuming maximum performance, at December 31, 2017.
We had outstanding net-share settled warrants on the 2020 Notes of 1.9 million, 6.2 million, 19.6 million ordinary shares at December 29, 2019, December 30, 2018, and December 31, 2017, respectively. We also had net-share settled warrants on the 2021 Notes of 18.5 million ordinary shares at December 29, 2019, December 30, 2018, and December 31, 2017. Finally, we had net-share settled warrants on the 2023 Notes of 24.4 million and 20.2 million ordinary shares at December 29, 2019 and December 30, 2018, respectively.
None of the options, restricted stock units, performance share units, or warrants were included in the calculation of diluted net loss from continuing operations per share, diluted loss from discontinued operations per share, and diluted net loss per share for the fiscal years ended December 29, 2019, December 30, 2018, and December 31, 2017, because we recorded a net loss from continuing operations for all periods. Including these instruments would be anti-dilutive as the net loss from continuing operations is the control number in determining whether those potential common shares are dilutive or anti-dilutive.
The weighted-average number of ordinary shares outstanding for basic and diluted earnings per share purposes is as follows (in thousands):

	Fiscal year ended
	December 29, 2019	December 30, 2018	December 31, 2017
Weighted-average number of ordinary shares outstanding-basic and diluted	126,601	112,592	104,531

15. Share-Based Compensation
We currently have two share-based compensation plans under which share-based awards may be granted - the Wright Medical Group N.V. Amended and Restated 2017 Equity and Incentive Plan and the Wright Medical Group N.V. Amended and Restated Employee Stock Purchase Plan, which are described below. In addition, we have the Wright Medical Group N.V. Amended and Restated 2010 Incentive Plan and several legacy Wright and legacy Tornier share-based compensation plans and non-plan agreements under which stock options and restricted stock units are outstanding, but no future share-based awards may be granted.

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Amounts recognized in the consolidated financial statements with respect to share-based compensation are as follows:

	Fiscal year ended
	December 29, 2019	December 30, 2018	December 31, 2017
Total cost of share-based arrangements	$32,836	$26,039	$19,485
Amounts capitalized into inventory	(870)	(507)	(669)
Amortization of capitalized amounts	601	588	577
Impact to net loss	$32,567	$26,120	$19,393
Impact to basic and diluted loss per share	$0.26	$0.23	$0.19
Weighted-average number of shares outstanding - basic and diluted	126,601	112,592	104,531

The compensation costs related to share-based awards were as follows:

	Fiscal year ended
	December 29, 2019	December 30, 2018	December 31, 2017
Stock options	$13,116	$11,177	$8,988
Restricted stock units	12,651	11,514	9,373
Performance share units	6,166	2,538	441
Employee stock purchase plan	903	810	683
Total compensation cost for share-based awards	$32,836	$26,039	$19,485

As of December 29, 2019, we had $56.4 million of total unrecognized share-based compensation cost related to unvested share-based compensation arrangements.
On November 4, 2019, we entered into a definitive agreement with Stryker and its subsidiary, Stryker B.V. Under the terms of the agreement, and upon the terms and subject to the conditions thereof, Stryker B.V. has commenced a tender offer to purchase all of the outstanding ordinary shares of Wright for $30.75 per share, without interest and less applicable withholding taxes, in cash. The obligation of Stryker and Stryker B.V. to consummate the Offer is subject to the tender of a minimum number of our outstanding shares in the related tender offer, the adoption of certain resolutions relating to the transaction at an extraordinary general meeting of Wright’s shareholders, receipt of applicable regulatory approvals and other customary conditions.
Until the proposed transaction with Stryker closes, equity awards will continue to vest according to their terms. Unexercised options that are in-the-money, both vested and unvested, will fully vest at close and will be cancelled in exchange for a cash payment. All unvested restricted stock units and performance share units will vest at close and be cancelled in exchange for a cash payment as well.
Equity Incentive Plans and Non-Plan Inducement Agreement
The Wright Medical Group N.V. Amended and Restated 2017 Equity and Incentive Plan (the 2017 Plan), which is an amended and restated version of the Wright Medical Group N.V. 2017 Equity and Incentive Plan, was approved by our shareholders on June 28, 2019. The 2017 Plan authorizes us to grant a wide variety of share-based and cash-based awards, including incentive and non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance awards, cash-based awards, and other share-based awards. To date, only stock options, restricted stock units (RSUs), and performance share units (PSUs) have been granted.
The options and RSUs granted to our employees generally have graded vesting periods of 4 years. The options and RSUs granted to our non-executive directors cliff vest on the one-year anniversary of the date of grant. All options are granted with exercise prices equal to the closing price of our ordinary shares on the date of grant, as reported by the Nasdaq Global Select Market, and expire 10 years after the grant date. The PSUs granted to our executive officers cliff vest after a three-year performance period only if certain minimum pre-established performance criteria are achieved and the number shares issued upon vesting depends upon the level of achievement of the performance criteria, with a cap of 200% of target levels. In recognition of the changed circumstances created by the Stryker acquisition and to encourage retention during the pendency of the acquisition, the compensation committee determined that all outstanding PSU awards will be deemed to have achieved the maximum performance criteria at 200% of target.
The 2017 Plan reserves for issuance a number of ordinary shares equal to the sum of (i) 11,200,000 shares; (ii) 1,329,648 shares, which was the number of shares available for grant under the Wright Medical Group N.V. Amended and Restated 2010 Incentive

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Plan (the 2010 Plan) as of June 23, 2017, the date of shareholder approval of the Wright Medical Group N.V. 2017 Equity and Incentive Plan, but not subject to outstanding awards; and (iii) up to 6,405,992 shares subject to awards outstanding under the 2010 Plan as of June 23, 2017 that are subsequently forfeited or cancelled or expire or otherwise terminate without the issuance of such shares (the Carryover Shares). As of June 28, 2019, 520,656 of the 6,405,992 Carryover Shares under the 2010 Plan were carried over to the 2017 Plan. As of December 29, 2019, 6,735,115 ordinary shares remained available for future grant of equity awards under the 2017 Plan, assuming maximum PSU payouts.
As of December 29, 2019, there were 10,444,606 ordinary shares covering awards outstanding under all of our equity incentive plans, including the 2017 Plan, the 2010 Plan and legacy Wright and legacy Tornier plans and one legacy Wright non-plan agreement, assuming maximum PSU payouts. The legacy Wright and legacy Tornier plans and the non-plan agreement include the Wright Medical Group, Inc. 2009 Equity Incentive Plan, as amended and restated, the Wright Medical Group, Inc. 1999 Equity Incentive Plan, as amended and restated, the Tornier N.V. Stock Option Plan, as amended and restated, and one legacy Wright non-plan inducement option agreement. All of these plans and the non-plan agreement were terminated with respect to future awards, and thus, no future share-based awards may be granted under any of these legacy plans and the non-plan agreement.
All of the options issued under the legacy Wright plans and the non-plan agreement expire after 10 years from the date of grant. All outstanding awards under the legacy Wright plans and the non-plan agreement automatically vested on October 1, 2015 as a result of the Wright/Tornier merger; therefore, there are no restricted stock awards or RSUs outstanding at December 29, 2019 under these plans. However, there were 1,891,240 stock options outstanding as of December 29, 2019 under the legacy Wright plans and the non-plan agreement.
Stock options
We estimate the fair value of stock options using the Black-Scholes valuation model. The Black-Scholes option-pricing model requires the input of estimates, including the expected life of stock options, expected stock price volatility, the risk-free interest rate and the expected dividend yield. The expected life of options was estimated based on historical option exercise and employee termination data. The expected stock price volatility assumption was estimated based upon historical volatility of our ordinary shares for the combined company after the Wright/Tornier merger. The risk-free interest rate was determined using U.S. Treasury rates where the term is consistent with the expected life of the stock options. Expected dividend yield is not considered as we have never paid dividends and have no plans of doing so in the future. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting forfeitures and record share-based compensation expense only for those awards that are expected to vest. The fair value of stock options is amortized on a straight-line basis over the respective requisite service period, which is generally the vesting period.
The weighted-average grant date fair value of stock options granted to employees in 2019, 2018, and 2017 was $9.33 per share, $9.32 per share, and $9.80 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model using the following assumptions:

Fiscal year ended
	December 29, 2019	December 30, 2018	December 31, 2017
Risk-free interest rate	1.5% - 2.4%	2.6% - 2.9%	1.9% - 2.0%
Expected option life	6 years	7 years	6 years
Expected price volatility	31%	32%	33%

During 2019, 2018, and 2017, we did not grant any stock options to non-employees (other than our non-executive directors who received such grants in consideration of their director service).

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

A summary of our stock option activity during 2019 is as follows:

	Shares (000’s)	Weighted-average exercise price	Weighted-average remaining contractual life	Aggregate intrinsic value* ($000’s)
Outstanding at December 30, 2018	9,203	$22.89
Granted	1,593	27.77
Exercised	(2,152)	21.52
Forfeited or expired	(236)	25.29
Outstanding at December 29, 2019	8,408	$24.10	6.52	$54,473
Exercisable at December 29, 2019	5,426	$22.86	5.24	$41,885
________________________________

*
The aggregate intrinsic value is calculated as the difference between the market value of our ordinary shares as of December 29, 2019 and the respective exercise prices of the options. The market value as of December 29, 2019 was $30.58 per share, which is the closing sale price of our ordinary shares on December 27, 2019, the last trading day prior to December 29, 2019, as reported by the Nasdaq Global Select Market.

The total intrinsic value of options exercised during 2019, 2018, and 2017 was $17.9 million, $4.9 million, and $9.1 million, respectively.
A summary of our stock options outstanding and exercisable at December 29, 2019 is as follows (shares in thousands):

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted-average remaining contractual life	Weighted-average exercise price	Number exercisable	Weighted-average exercise price
$2.00 - $20.00	609	3.60	$17.89	556	$17.73
$20.01 - $21.00	1,708	5.36	20.63	1,675	20.64
$21.01 - $25.00	2,850	6.46	23.01	1,905	22.59
$25.01 - $32.00	3,241	7.72	28.06	1,290	28.36
	8,408	6.52	$24.10	5,426	$22.86

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
During 2019, 2018, and 2017, we granted 0.6 million, 0.6 million, 0.5 million RSUs to employees with weighted-average grant-date fair values of $27.90, $24.05, and $27.83 per share, respectively.
During 2019, 2018, and 2017, we did not grant any RSUs to non-employees (other than our non-executive directors who received such grants in consideration of their director service).

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

A summary of our RSU activity during 2019 is as follows:

	Shares (000’s)	Weighted-average grant-date fair value	Aggregate intrinsic value* ($000’s)
Unvested at December 30, 2018	1,322	$23.90
Granted	598	27.90
Vested	(589)	22.97
Forfeited	(82)	25.51
Unvested at December 29, 2019	1,249	$26.16	$38,196
___________________

*
The aggregate intrinsic value is calculated as the market value of our ordinary shares as of December 29, 2019. The market value as of December 29, 2019 was $30.58 per share, which is the closing sale price of our ordinary shares on December 27, 2019, the last trading day prior to December 29, 2019, as reported by the Nasdaq Global Select Market.

The total fair value of shares underlying RSUs vested during 2019, 2018, and 2017 was $18.0 million, $12.2 million, and $9.0 million, respectively.
Performance share units
We calculate the grant date fair value of PSUs as the closing sale price of our ordinary shares on the grant date, as reported by the Nasdaq Global Select Market. Share-based compensation expense associated with outstanding PSUs is measured using the grant date fair value and is based on the estimated achievement of the established performance criteria at the end of each reporting period until the performance period ends, recognized on a straight-line basis over the performance period. Share-based compensation expense is only recognized for PSUs that we expect to vest, which we estimate based upon an assessment of the probability that the performance criteria will be achieved. The PSUs granted during the fiscal years ended December 29, 2019, December 30, 2018, and December 31, 2017 have a three-year performance-based metric measured over a performance period from July 1, 2019 to June 26, 2022, July 2, 2018 to June 25, 2021, and June 26, 2017 to June 28, 2020, respectively. Share-based compensation expense associated with outstanding PSUs is updated for actual forfeitures. In recognition of the changed circumstances created by the Stryker acquisition and to encourage retention during the pendency of the acquisition, the compensation committee determined that all outstanding PSU awards will be deemed to have achieved the maximum performance criteria at 200% of target.
During 2019, 2018, and 2017, we granted 0.3 million, 0.3 million, and 0.2 million PSUs (based on an assumed maximum level of performance) to employees with a weighted-average grant-date fair value of $27.84, $24.49, and $27.86 per share, respectively.
During 2019, 2018, and 2017, we did not grant any PSUs to non-employees.
A summary of our PSU activity (based on an assumed maximum level of performance) during 2019 is as follows:

	Shares (000’s)	Weighted-average grant-date fair value	Aggregate intrinsic value* ($000’s)
Unvested at December 30, 2018	466	$26.00
Granted	321	27.84
Vested	—	—
Forfeited	—	—
Unvested at December 29, 2019	787	$26.75	$24,076
___________________

*
The aggregate intrinsic value is calculated as the market value of our ordinary shares as of December 29, 2019. The market value as of December 29, 2019 was $30.58 per share, which is the closing sale price of our ordinary shares on December 27, 2019, the last trading day prior to December 29, 2019, as reported by the Nasdaq Global Select Market.

Non-plan inducement stock options
On occasion, legacy Wright granted stock options under a non-plan inducement stock option agreement, in order to induce a candidate to commence employment with legacy Wright as a member of the executive management team. These options, which

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

are fully vested, vested over a service period ranging from 3 to 4 years. All of the options granted under these non-plan agreements will expire 10 years from the date of grant.
A summary of our non-plan inducement stock option activity during 2019 is as follows:

	Shares (000’s)	Weighted-average exercise price	Weighted-average remaining contractual life	Aggregate intrinsic value* ($000’s)
Outstanding at December 30, 2018	693	$15.66
Granted	—	—
Exercised	(209)	15.91
Forfeited or expired	—	—
Outstanding at December 29, 2019	484	$15.55	1.72	$7,272
Exercisable at December 29, 2019	484	$15.55	1.72	$7,272
________________________________

*
The aggregate intrinsic value is calculated as the difference between the market value of our ordinary shares as of December 29, 2019 and the respective exercise prices of the options. The market value as of December 29, 2019 was $30.58 per share, which is the closing sale price of our ordinary shares on December 27, 2019, the last trading day prior to December 29, 2019, as reported by the Nasdaq Global Select Market.

The total intrinsic value of options exercised during 2019, 2018, and 2017 was $2.9 million, $1.6 million, and $0.3 million, respectively.
A summary of our non-plan inducement stock options outstanding and exercisable at December 29, 2019 is as follows (shares in thousands):

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted-average remaining contractual life	Weighted-average exercise price	Number exercisable	Weighted-average exercise price
$15.00 - $18.00	484	1.72	$15.55	484	$15.55

Employee Stock Purchase Plan
The Wright Medical Group N.V. Amended and Restated Employee Stock Purchase Plan (the ESPP), which is an amended and restated version of the Tornier N.V. 2010 Employee Stock Purchase Plan, was approved by our shareholders on June 28, 2016. Under the ESPP, we are authorized to issue and sell up to the sum of (i) 333,333 ordinary shares registered previously under the Tornier N.V. 2010 Employee Stock Purchase Plan and (ii) 216,667 additional ordinary shares approved under the ESPP. The total of 550,000 ordinary shares are authorized to be issued to employees of our company and certain designated subsidiaries who work at least 20 hours per week. Under the ESPP, there are two six-month offering periods during each calendar year, one beginning January 1 and ending on June 30, and the other beginning July 1 and ending on December 31. Under the terms of the ESPP, each eligible employee can choose each offering period to have up to 20% of his or her eligible earnings withheld to purchase up to 1,000 ordinary shares. The purchase price of the shares is 85% of the market price on the first or last trading day of the offering period, whichever is lower. As a result of the then pending Stryker acquisition, we suspended the operation of the ESPP effective as of December 31, 2019, which was the last day of the offering period that was in effect as of the date of the Stryker purchase agreement. As of December 29, 2019, there were 214,225 ordinary shares available for future issuance under the ESPP.
In applying the Black-Scholes methodology to purchase rights granted under the ESPP, we used the following assumptions:

Fiscal year ended
	December 29, 2019	December 30, 2018	December 31, 2017
Risk-free interest rate	1.5% - 2.3%	2.3% - 2.8%	1.3% - 1.9%
Expected life	6 months	6 months	6 months
Expected price volatility	30%	31%	24%

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

16. Retirement Benefit Plans
During the fiscal years ended December 29, 2019, December 30, 2018, and December 31, 2017, we offered a defined contribution retirement benefit plan for our U.S. based employees. Our defined contribution plan under Section 401(k) of the Internal Revenue Code of 1986, as amended (Code), covers U.S. employees who are 18 years of age and over. Under this plan, we have elected to make matching contributions to all eligible participants in an amount equal to 100% of the first three percent of eligible compensation, and 50% of the next two percent of eligible compensation, contributed to the Plan as deferral contributions.  Employees are 100% vested in their rollover contributions, employer non-elective contributions, employer matching contributions, qualified non-elective contributions, deferral contributions, safe harbor matching employer contributions and any earnings thereon. The expense related to this plan recognized within our results from continuing operations was $7.2 million in 2019, $6.2 million in 2018, and $5.5 million in 2017.
17. Commitments and Contingencies
Purchase Obligations
We have entered into eight supply agreements for our products which include minimum purchase obligations. As of December 29, 2019, we have minimum purchase obligations of $7.8 million for 2020, $7.3 million for each year 2021 through 2024, and $3.6 million for 2025 and 2026.
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
Patent Litigation
On March 23, 2018, WMT filed suit against Paragon 28, Inc. (Paragon 28) in the United States District Court for the District of Colorado, alleging infringement of ten patents concerning orthopaedic plates, plating systems and instruments, and related methods of use. Our complaint seeks damages, injunctive relief and attorneys’ fees. On June 4, 2018, Paragon 28 filed an amended answer and counterclaim seeking declaratory judgment of non-infringement and invalidity of the patent-in-suit, and attorneys’ fees. On September 28, 2018, WMT filed an amended complaint adding claims against Paragon 28 for misappropriation of trade secrets and related wrongdoing. Paragon 28 filed a motion to dismiss those trade secret-related claims, which WMT opposed. On September 30, 2019, the Court issued an order granting in part and denying in part the motion to dismiss, leaving intact the majority of the trade secret-related claims. A motion for clarification of the order remains pending. In March 2019, Paragon 28 filed four petitions with the Patent Trial and Appeal Board seeking Inter Partes Reviews of the patents in question, which WMT opposed. On September 25, 2019 and October 4, 2019, the Patent Trial and Appeal Board granted Paragon 28’s petitions. Oral arguments are expected to be held in June 2020; after which time, the Patent Trial and Appeal Board will render a substantive decision on the merits of the petitions.
Product Liability
We have received claims for personal injury against us associated with fractures of the PROFEMUR® titanium modular neck product (PROFEMUR® Claims). As of December 29, 2019, there were approximately 22 unresolved pending U.S. lawsuits and

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

approximately 50 unresolved pending non-U.S. lawsuits alleging such claims (44 of which are part of a single consolidated class action lawsuit in Canada). The overall fracture rate for the product is low and the fractures appear, at least in part, to relate to patient demographics. In 2009, we began offering a cobalt-chrome version of the PROFEMUR® modular neck, which has greater strength characteristics than the alternative titanium version. However, during the fiscal quarter ended September 30, 2011, as a result of an increase in the number and monetary amount of these claims, management estimated our liability to patients in the United States and Canada who have previously required a revision following a fracture of a PROFEMUR® titanium modular neck, or who may require a revision in the future. As of December 29, 2019, our accrual for PROFEMUR® Claims totaled $12.1 million, of which $8.8 million is included in our consolidated balance sheet within “Accrued expenses and other current liabilities” and $3.3 million is included within “Other liabilities.” As of December 30, 2018, our accrual for PROFEMUR® Claims totaled $17.5 million, of which $12.3 million is included in our consolidated balance sheet within “Accrued expenses and other current liabilities” and $5.2 million is included within “Other liabilities.” We expect to pay the majority of these claims within the next two years. Any claims associated with this product outside of the United States and Canada, or for any other products, will be managed as part of our standard product liability accrual methodology on a case-by-case basis.
We are aware that MicroPort has recalled a certain size of its cobalt chrome modular neck product as a result of alleged fractures. As of December 29, 2019, there were seven pending U.S. lawsuits and seven pending non-U.S. lawsuits against us alleging personal injury resulting from the fracture of a cobalt chrome modular neck. These claims will be managed as part of our standard product liability accrual methodology on a case-by-case basis.
Claims for personal injury have also been made against us associated with metal-on-metal hip products (primarily the CONSERVE® product line). The pre-trial management of certain of these claims was consolidated in the federal court system, in the United States District Court for the Northern District of Georgia under multi-district litigation (MDL) and certain other claims by the Judicial Counsel Coordinated Proceedings in state court in Los Angeles County, California (JCCP and, together with the MDL, the Consolidated Metal-on-Metal Claims). Pursuant to previously disclosed settlement agreements with the Court-appointed attorneys representing plaintiffs in the MDL and JCCP described below (the MoM Settlement Agreements), the MDL and JCCP were closed to new cases effective October 18, 2017 and October 31, 2017, respectively.
Excluding claims resolved in the MoM Settlement Agreements, as of December 29, 2019, there were approximately 205 unresolved metal-on-metal hip cases pending in the U.S. This number includes cases ineligible for settlement under the MoM Settlement Agreements, cases which opted out of such settlements, post-settlement cases, tolled cases, and existing state court cases that were not part of the MDL or JCCP. As of December 29, 2019, we estimate there also were pending approximately 27 unresolved non-U.S. metal-on metal hip cases, 9 unresolved U.S. modular neck cases alleging claims related to the release of metal ions, and zero non-U.S. modular neck cases with metal ion allegations. We also estimate that as of December 29, 2019, there were approximately 514 non-revision claims either dismissed or awaiting dismissal from the MDL and JCCP, which dismissal is a condition of the MoM Settlement Agreements. Although there is a limited time period during which dismissed non-revision claims may be refiled, it is presently unclear how many non-revision claimants will elect to do so. As of December 29, 2019, no dismissed non-revision cases have been refiled.
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
As previously disclosed, between November 2016 and October 2017, WMT entered into three MoM Settlement Agreements with Court-appointed attorneys representing plaintiffs in the MDL and JCCP to settle a total of 1,974 cases that met the eligibility requirements of the MoM Settlement Agreements and were either pending in the MDL or JCCP, or subject to court-approved tolling agreements in the MDL or JCCP, for an aggregate sum of $339.2 million. As of December 29, 2019, we had funded $333.4 million under the MoM Settlement Agreements. We, the indirect parent company of WMT, have guaranteed WMT’s obligations under the MoM Settlement Agreements.
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

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The MoM Settlement Agreements were entered into solely as a compromise of the disputed claims being settled and are not evidence that any claim has merit nor are they an admission of wrongdoing or liability by WMT. WMT will continue to vigorously defend metal-on-metal hip claims not settled pursuant to the MoM Settlement Agreements.
As of December 29, 2019, our accrual for metal-on-metal claims totaled $40.5 million, of which $33.0 million is included in our consolidated balance sheet within “Accrued expenses and other current liabilities” and $7.5 million is included within “Other liabilities.” As of December 30, 2018, our accrual for metal-on-metal claims totaled $74.5 million, of which $51.9 million was included in our consolidated balance sheet within “Accrued expenses and other current liabilities” and $22.6 million was included within “Other liabilities.” Our accrual is based on (i) case by case accruals for specific cases where facts and circumstances warrant, and (ii) the implied settlement values for eligible claims under the MoM Settlement Agreements. We are unable to reasonably estimate the high-end of a possible range of loss for claims which elected to opt out of the MoM Settlement Agreements. Claims we can confirm would meet the eligibility criteria set forth in the MoM Settlement Agreements but are excluded from the settlements due to the maximum settlement cap, or because they are cases not part of the MDL or JCCP, have been accrued consistent with the respective settlement rates. Due to the general uncertainties surrounding all metal-on metal claims as noted above, as well as insufficient information about individual claims, we are presently unable to reasonably estimate a range of loss for future claims; hence we have not accrued for these claims at the present time.
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
As previously disclosed, we entered into settlement agreements with all seven insurance carriers with whom metal-on-metal hip coverage was in dispute - Columbia Casualty Company, Travelers, AXIS Surplus Lines Insurance Company, Federal, Catlin Specialty Insurance Company, Catlin Underwriting Agencies Limited for and on behalf of Syndicate 2003 at Lloyd’s of London, and Lexington Insurance Company (Lexington), thus resolving in full the Tennessee Coverage Litigation and the separate litigation and arbitration proceedings with Lexington.
As of December 29, 2019, our insurance carriers have paid an aggregate of $120.4 million of insurance proceeds related to the metal-on-metal claims, including amounts received under the above referenced settlement agreements, of which $113.7 million has been paid directly to us and $6.7 million has been paid directly to claimants. Except as provided in such settlement agreements, our acceptance of the insurance proceeds was not a waiver of any other claim we may have against the insurance carriers unrelated to metal-on-metal coverage and our disputes with carriers relating thereto.
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
Stryker Acquisition Related Litigation
On January 15, 2020, John Thompson, a purported shareholder of our company, filed a putative class action lawsuit against us, members of our board of directors, Stryker B.V. and Stryker Corporation in the United States District Court for the District of Delaware, captioned Thompson v. Wright Medical Group N.V., et al., Case No. 1:20-cv-00061 (Thompson Complaint). The Thompson Complaint alleges that we and the members of our board of directors violated federal securities laws and regulations by failing to disclose material information in the Schedule 14D-9 filed in connection with the transactions contemplated by the Stryker purchase agreement, which they allege rendered the Schedule 14D-9 false and misleading. In addition, the Thompson Complaint alleges that members of our board of directors and Stryker acted as controlling persons of the company within the

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

meaning and in violation of Section 20(a) of the Exchange Act to influence and control the dissemination of the allegedly defective Solicitation/Recommendation Statement. The Thompson Complaint seeks, among other things, an order enjoining consummation of the transactions contemplated by the Stryker purchase agreement; rescission of such transactions if they have already been consummated and rescissory damages; an order directing our board of directors to file a Solicitation/Recommendation Statement that does not contain any untrue statements of material fact and that states all material facts required in it or necessary to make the statements contained therein not misleading; a declaration that the defendants violated certain federal securities laws and regulations; and an award of plaintiff’s costs, including reasonable allowance for attorneys’ fees and experts’ fees.
On January 31, 2020, William Grubb, a purported shareholder of our company, filed a putative class action lawsuit against us and members of our board of directors in the United States District Court for the Eastern District of New York, captioned Grubb v. Wright Medical Group N.V., et al., Case No. 1:20-cv-00553 (Grubb Complaint). The Grubb Complaint alleges that we and the members of our board of directors violated federal securities laws and regulations by failing to disclose material information in the Schedule 14D-9 filed in connection with the transactions contemplated by the Stryker purchase agreement, which the Grubb Complaint alleges rendered the Schedule 14D-9 false and misleading. In addition, the Grubb Complaint alleges that members of our board of directors acted as controlling persons of the company within the meaning and in violation of Section 20(a) of the Exchange Act to influence and control the dissemination of the allegedly defective Schedule 14D-9. The Grubb Complaint seeks, among other things, an order enjoining consummation of the transactions contemplated by the Stryker purchase agreement; rescission of such transactions if they have already been consummated and rescissory damages; a declaration that the defendants violated certain federal securities laws and regulations; and an award of plaintiff’s costs, including counsel fees and expenses and expert fees.
Other
In addition to those noted above, we are subject to various other legal proceedings, product liability claims, corporate governance, and other matters which arise in the ordinary course of business.
18. Quarterly Results of Operations (unaudited):
The following tables present a summary of our unaudited quarterly operating results for each of the four quarters in 2019 and 2018, respectively (in thousands). This information was derived from unaudited interim financial statements that, in the opinion of management, have been prepared on a basis consistent with the financial statements contained elsewhere in this report and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of such information when read in conjunction with our audited financial statements and related notes. The operating results for any quarter are not necessarily indicative of results for any future period.

	2019
	First quarter	Second quarter	Third quarter	Fourth quarter
Net sales	$230,127	$229,734	$212,434	$248,605
Cost of sales	46,317	48,338	44,441	49,545
Gross profit	183,810	181,396	167,993	199,060
Operating expenses:
Selling, general and administrative	153,306	152,112	152,780	156,468
Research and development	16,972	18,756	18,045	20,312
Amortization of intangible assets	7,587	7,862	8,308	8,164
Total operating expenses	177,865	178,730	179,133	184,944
Operating income (loss)	5,945	2,666	(11,140)	14,116
Net loss from continuing operations, net of tax	(30,256)	(18,932)	(36,200)	(6,746)
(Loss) income from discontinued operations, net of tax	(6,345)	1,120	(7,589)	(9,277)
Net loss	$(36,601)	$(17,812)	$(43,789)	$(16,023)
Net loss, continuing operations per share, basic and diluted	$(0.24)	$(0.15)	$(0.29)	$(0.05)
Net loss income per share, basic and diluted	$(0.29)	$(0.14)	$(0.35)	$(0.13)
Weighted-average number of shares outstanding-basic and diluted	125,812	126,267	126,767	127,557

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Our 2019 operating income (loss) included the following:

•
transaction and transition costs totaling $0.4 million, $0.6 million, $0.6 million, and $4.7 million during the first, second, third, and fourth quarters of 2019, respectively, associated with the Cartiva acquisition and, during the fourth quarter, the proposed acquisition by Stryker;

•	a non-cash asset impairment associated with the technology transfer of $5.6 million during the third quarter of 2019; and

•	amortization of inventory step-up of $0.4 million in the first, second, and third quarter of 2019 associated with inventory acquired from the Cartiva acquisition.
Our 2019 net loss from continuing operations included the following:

•	the after-tax effect of the above amounts within operating income (loss);

•
the after-tax effects of non-cash interest expense related to the amortization of the debt discount on our 2020 Notes, 2021 Notes and 2023 Notes totaling $12.3 million, $12.1 million, $12.3 million, and $12.6 million during the first, second, third, and fourth quarters of 2019, respectively;

•
the after-tax effects of a $14.3 million loss on the exchange of the cash convertible notes, primarily due to settlement of related conversion derivative liabilities, recognized in the first quarter of 2019;

•
the after-tax effects of our mark-to-market adjustments on derivative assets and liabilities totaling a $1.0 million gain, $0.8 million gain, $0.9 million loss, and $10.1 million gain recognized in the first, second, third, and fourth quarters of 2019, respectively;

•
the after-tax effects of non-cash foreign currency translation charges of $0.3 million gain, $0.0 million loss, $0.7 million gain, and $0.8 million loss during the first, second, third, and fourth quarters of 2019, respectively;

•
the after-tax effects of our fair value adjustments to contingent consideration totaling a $0.4 million loss, $1.7 million loss, $0.9 million loss, and $6.6 million loss in the first, second, third, and fourth quarters of 2019, respectively;

•	the after-tax effects of our CVR mark-to-market adjustments of $0.4 million gain recognized in the first quarter of 2019. The CVR agreement expired on March 1, 2019;

•
a tax provision of $2.6 million, $2.6 million, $2.6 million, and $2.3 million due to a change in tax rates on income from deferred intercompany transactions in the first, second, third, and fourth quarter of 2019, respectively; and

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

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

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

19. Segment Information
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
Management measures segment profitability using an internal operating performance measure that excludes the impact of inventory step-up amortization and transaction and transition costs associated with acquisitions, as such items are not considered representative of segment results. We have determined that each reportable segment represents a reporting unit and, in accordance with ASC 350, each reporting unit requires an allocation of goodwill. As of December 29, 2019, we have allocated $570.0 million, $625.9 million,

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

and $65.1 million of goodwill to the U.S. Lower Extremities & Biologics, U.S. Upper Extremities, and International Extremities & Biologics reportable segments, respectively.
Our principal geographic regions consist of the United States, EMEAC (which includes Europe, the Middle East, Africa, and Canada), and Other (which principally represents Asia, Australia, and Latin America). Net sales attributed to each geographic region are based on the location in which the products were sold.
Net sales by geographic region by product line are as follows (in thousands):

	Fiscal year ended
	December 29, 2019	December 30, 2018	December 31, 2017
United States
Lower extremities	$276,821	$250,735	$228,044
Upper extremities	329,787	281,314	239,965
Biologics	91,450	83,077	78,361
Sports med & other	8,231	8,412	8,141
Total United States	$706,289	$623,538	$554,511

EMEAC
Lower extremities	$46,787	$46,342	$42,333
Upper extremities	90,420	87,647	73,243
Biologics	7,921	8,312	8,445
Sports med & other	9,761	11,074	13,751
Total EMEAC	$154,889	$153,375	$137,772

Other
Lower extremities	$16,849	$14,407	$16,140
Upper extremities	27,984	26,813	21,456
Biologics	14,100	17,445	13,831
Sports med & other	789	612	1,279
Total other	$59,722	$59,277	$52,706

Total net sales	$920,900	$836,190	$744,989

No single foreign country accounted for more than 10% of our total net sales during 2019, 2018, and 2017.
Assets in the U.S. Upper Extremities, U.S. Lower Extremities & Biologics, and International Extremities & Biologics segments are those assets used exclusively in the operations of each business segment or allocated when used jointly. Assets in the Corporate category are principally cash and cash equivalents, derivative assets, property, plant and equipment associated with our corporate headquarters, assets associated with discontinued operations, product liability insurance receivables, and assets associated with income taxes. Total assets by business segment as of December 29, 2019 and December 30, 2018 are as follows (in thousands):

	December 29, 2019
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Corporate	Total
Total assets	$952,187	$914,317	$292,929	$426,207	$2,585,640

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

	December 30, 2018
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Corporate	Total
Total assets	$940,075	$923,036	$272,127	$559,163	$2,694,401

Selected financial information related to our segments is presented below for the fiscal years ended December 29, 2019, December 30, 2018, and December 31, 2017 (in thousands):

	Fiscal year ended December 29, 2019
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Corporate [1]	Total
Net sales from external customers	$371,791	$334,498	$214,611	$—	$920,900
Depreciation expense	10,950	12,728	14,939	25,532	64,149
Amortization expense	—	—	—	31,921	31,921
Segment operating income (loss)	$103,883	$123,539	$(1,895)	$(200,974)	$24,553
Other:
Inventory step-up amortization					1,057
Transaction and transition costs					6,312
Non-cash asset impairment					5,597
Operating income					11,587
Interest expense, net					80,849
Other expense, net					9,904
Loss before income taxes					$(79,166)
Capital expenditures	$41,585	$20,395	$25,723	$11,583	$99,286

	Fiscal year ended December 30, 2018
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Corporate [1]	Total
Net sales from external customers	$337,433	$286,105	$212,652	$—	$836,190
Depreciation expense	11,131	12,439	13,004	22,923	59,497
Amortization expense	—	—	—	26,730	26,730
Segment operating income (loss)	$96,153	$97,644	$1,492	$(190,720)	$4,569
Other:
Inventory step-up amortization					352
Transaction and transition costs					12,013
Operating loss					(7,796)
Interest expense, net					80,247
Other expense, net					81,797
Loss before income taxes					$(169,840)
Capital expenditures	$21,153	$26,346	$17,566	$6,402	$71,467

WRIGHT MEDICAL GROUP N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

	Fiscal year ended December 31, 2017
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Corporate [1]	Total
Net sales from external customers	$309,713	$244,798	$190,478	$—	$744,989
Depreciation expense	12,532	10,211	12,366	21,723	56,832
Amortization expense	—	—	—	28,396	28,396
Segment operating income (loss)	$79,889	$78,866	$3,631	$(178,642)	$(16,256)
Other:
Transaction and transition costs					12,400
Incentive and indirect tax projects					(8,965)
Operating loss					(19,691)
Interest expense, net					74,644
Other expense, net					5,570
Loss before income taxes					$(99,905)
Capital expenditures	$19,355	$22,897	$19,555	$1,667	$63,474
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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding disclosure.  The CEO and the CFO, with assistance from other members of management, have reviewed the design and effectiveness of our disclosure controls and procedures as of December 29, 2019 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of December 29, 2019.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act.
Management assessed the effectiveness of our internal control over financial reporting as of December 29, 2019, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 29, 2019. Our internal control over financial reporting as of December 29, 2019 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended December 29, 2019, that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated herein by reference to the information contained under the headings “The Extraordinary General Meeting - Item 3 Appointment of Directors to the Wright Board,” “Directors and Executive Officers,” “Board Structure and Composition,” and “Stock Ownership - Delinquent Section 16(a) Reports” in a definitive proxy statement anticipated to be filed within 120 days after the end of the fiscal year covered by this report, pursuant to Regulation 14A under the Exchange Act in connection with an Extraordinary General Meeting of Shareholders (Proxy Statement).

We have adopted a code of business conduct, which applies to all of our directors, officers, and employees. The code of business conduct is available on the Investor Relations-Corporate Governance-Governance Documents & Charters section of our corporate website at www.wright.com. Any person may request a copy free of charge by writing to James A. Lightman, Senior Vice President, General Counsel and Secretary, Wright Medical Group N.V., Prins Bernhardplein 200, 1097 JB Amsterdam, the Netherlands. We intend to disclose on our corporate website any amendment to, or waiver from, a provision of our code of business conduct that applies to directors and executive officers that is required to be disclosed pursuant to the rules of the SEC and the Nasdaq Stock Market.
Item 11. Executive Compensation.
The information required by this item is incorporated herein by reference to the information contained under the headings “Compensation Discussion and Analysis,” “Executive Compensation” and “Director Compensation” in the Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated herein by reference to the information contained under the headings “Share Ownership of Certain Beneficial Owners and Management,” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated herein by reference to the information contained under the headings “Certain Relationships and Related Transactions” and “Board Structure and Composition” in the Proxy Statement.
Item 14. Exhibits, Financial Statement Schedules.
The information required by this item is incorporated herein by reference to the information contained under the headings “Appointment of Independent Registered Public Accounting Firms,” “Audit, Audit-Related, Tax, and All Other Fees” and “Pre-Approval Policies and Procedures” in the Proxy Statement.

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

Exhibit No.	Exhibit	Method of Filing
2.1	Purchase Agreement, dated November 4, 2019, among Wright Medical Group N.V., Stryker Corporation and Stryker B.V.*	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 4, 2019 (File No. 001-35065)
2.2	Agreement and Plan of Merger dated as of August 24, 2018 among Wright Medical Group, Inc., Braves WMS, Inc., Wright Medical Group N.V., Cartiva, Inc. and Fortis Advisors LLC, as representative*	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 27, 2018 (File No. 001-35065)
2.3	Business Sale Agreement dated October 21, 2016 between Tornier SAS, Corin France SAS, Corin Orthopaedics Holdings Limited and Certain Related Entities Party Thereto*	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 24, 2016 (File No. 001-35065)
2.4	Agreement and Plan of Merger dated as of October 27, 2014 among Tornier N.V., Trooper Holdings Inc., Trooper Merger Sub Inc. and Wright Medical Group, Inc.*	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 27, 2014 (File No. 001-35065)
2.5	Asset Purchase Agreement dated as of June 18, 2013 among MicroPort Medical B.V., MicroPort Scientific Corporation and Wright Medical Group, Inc.*	Incorporated by reference to Exhibit 2.1 to Wright Medical Group, Inc.’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 21, 2013 (File No. 001-35823)
2.6	Agreement and Plan of Merger dated as of November 19, 2012 among BioMimetic Therapeutics, Inc., Wright Medical Group, Inc., Achilles Merger Subsidiary, Inc. and Achilles Acquisition Subsidiary, LLC*	Incorporated by reference to Exhibit 2.1 to Wright Medical Group, Inc.’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 19, 2012 (File No. 001-32883)
3.1	Articles of Association of Wright Medical Group N.V.	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 1, 2016 (File No. 001-35065)
4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Filed herewith
4.2
Indenture dated as of June 28, 2018 among Wright Medical Group, Inc., Wright Medical Group N.V. and The Bank of New York Mellon Trust Company, N.A. (including the Form of the 1.625% Cash Convertible Senior Note due 2023)
Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 3, 2018 (File No. 001-35065)
4.3	Indenture dated as of May 20, 2016 between Wright Medical Group N.V. and The Bank of New York Mellon Trust Company, N.A. (including the Form of the 2.25% Cash Convertible Senior Note due 2021)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 25, 2016 (File No. 001-35065)

Exhibit No.	Exhibit	Method of Filing
4.4	Form of Note Representing $139,556,000 Aggregate Principal Amount of Wright Medical Group, Inc.’s 1.625% Cash Convertible Senior Notes Due 2023	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 8, 2019 (File No. 001-35065)
10.1	Wright Medical Group N.V. Amended and Restated 2017 Equity and Incentive Plan**	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 28, 2019 (File No. 001-35065)
10.2	Form of Option Award Agreement under the Wright Medical Group N.V. 2017 Equity and Incentive Plan Representing Stock Options Granted to Executive Officers**	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2017 (File No. 001-35065)
10.3	Form of Restricted Stock Unit Award Agreement under the Wright Medical Group N.V. 2017 Equity and Incentive Plan Representing Restricted Stock Units Granted to Executive Officers**	Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2017 (File No. 001-35065)
10.4	Form of Restricted Stock Unit Award Agreement under the Wright Medical Group N.V. 2017 Equity and Incentive Plan Representing Restricted Stock Units Granted to New Executive Officers**	Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2017 (File No. 001-35065)
10.5	Form of Performance Award Agreement under the Wright Medical Group N.V. 2017 Equity and Incentive Plan Representing Performance Awards Granted to Executive Officers**	Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2017 (File No. 001-35065)
10.6	Form of Option Award Agreement under the Wright Medical Group N.V. 2017 Equity and Incentive Plan Representing Stock Options Granted to Robert J. Palmisano**	Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2017 (File No. 001-35065)
10.7	Form of Restricted Stock Unit Award Agreement under the Wright Medical Group N.V. 2017 Equity and Incentive Plan Representing Restricted Stock Units Granted to Robert J. Palmisano**	Incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2017 (File No. 001-35065)
10.8	Form of Performance Award Agreement under the Wright Medical Group N.V. 2017 Equity and Incentive Plan Representing Performance Awards Granted to Robert J. Palmisano**	Incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2017 (File No. 001-35065)
10.9	Form of Option Award Agreement under the Wright Medical Group N.V. 2017 Equity and Incentive Plan Representing Stock Options Granted to Non-Executive Directors**	Incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2018 (File No. 001-35065)
10.10	Form of Restricted Stock Unit Award Agreement under the Wright Medical Group N.V. 2017 Equity and Incentive Plan Representing Restricted Stock Units Granted to Non-Executive Directors**	Incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2017 (File No. 001-35065)
10.11
Form of Restricted Stock Unit Award Agreement under the Wright Medical Group N.V. 2017 Equity and Incentive Plan Representing Restricted Stock Units Granted to Non-Executive Directors in Lieu of Cash Retainers**
Incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2017 (File No. 001-35065)
10.12	Wright Medical Group N.V. Amended and Restated 2010 Incentive Plan**	Incorporated by reference to Exhibit 10.2 to Tornier N.V.’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 19, 2015 (File No. 001-35065)
10.13	Form of Option Certificate under the Wright Medical Group N.V. Amended and Restated 2010 Incentive Plan Representing Stock Options Granted to Executive Officers**	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 16, 2015 (File No. 001-35065)

Exhibit No.	Exhibit	Method of Filing
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
10.18	Form of Option Certificate under the Wright Medical Group N.V. Amended and Restated 2010 Incentive Plan Representing Stock Options Granted to Non-Executive Directors**	Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 16, 2015 (File No. 001-35065)
10.19	Tornier N.V. Amended and Restated 2010 Incentive Plan**	Incorporated by reference to Exhibit 10.1 to Tornier N.V.’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 19, 2015 (File No. 001-35065)
10.20	Form of Option Certificate under the Tornier N.V. 2010 Incentive Plan**	Incorporated by reference to Exhibit 10.9 to Tornier N.V.’s Annual Report on Form 10-K for the fiscal year ended December 29, 2013 (File No. 001-35065)
10.21	Tornier N.V. Amended and Restated Stock Option Plan**
Incorporated by reference to Exhibit 10.9 to Tornier N.V.’s Amendment No. 9 to Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on January 18, 2011 (Registration No. 333-167370)

10.22	Form of Option Agreement under the Tornier N.V. Stock Option Plan for Directors and Officers**	Incorporated by reference to Exhibit 10.9 to Tornier N.V.’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on June 8, 2010 (Registration No. 333-167370)
10.23	Wright Medical Group, Inc. Second Amended and Restated 2009 Equity Incentive Plan**	Incorporated by reference to Appendix D to Wright Medical Group, Inc.’s Definitive Proxy Statement as filed with the Securities and Exchange Commission on April 4, 2013 (File No. 001-35823)
10.24	Form of Executive Stock Option Agreement under the Wright Medical Group, Inc. Second Amended and Restated 2009 Equity Incentive Plan**	Incorporated by reference to Exhibit 10.4 to Wright Medical Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (File No. 001-32883)
10.25	Form of Non-Employee Director Stock Option Agreement under the Wright Medical Group, Inc. Second Amended and Restated 2009 Equity Incentive Plan**	Incorporated by reference to Exhibit 10.6 to Wright Medical Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (File No. 001-32883)
10.26	Wright Medical Group, Inc. Fifth Amended and Restated 1999 Equity Incentive Plan**	Incorporated by reference to Appendix A to Wright Medical Group, Inc.’s Definitive Proxy Statement as filed with the Securities and Exchange Commission on April 14, 2008 (File No. 001-32883)
10.27	First Amendment to the Wright Medical Group, Inc. Fifth Amended and Restated 1999 Equity Incentive Plan**	Incorporated by reference to Exhibit 10.2 to Wright Medical Group, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2008 (File No. 001-32883)

Exhibit No.	Exhibit	Method of Filing
10.28	Form of Executive Stock Option Agreement under the Wright Medical Group, Inc. Fifth Amended and Restated 1999 Equity Incentive Plan**	Incorporated by reference to Exhibit 10.13 to Wright Medical Group, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009 (File No. 001-32883)
10.29	Form of Non-Employee Director Stock Option Agreement under the Wright Medical Group, Inc. Fifth Amended and Restated 1999 Equity Incentive Plan**	Incorporated by reference to Exhibit 10.15 to Wright Medical Group, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009 (File No. 001-32883)
10.30	Wright Medical Group N.V. Amended and Restated Employee Stock Purchase Plan**	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 1, 2016 (File No. 001-35065)
10.31	Wright Medical Group N.V. Performance Incentive Plan**	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 16, 2015 (File No. 001-35065)
10.32	Form of Indemnification Agreement**	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 1, 2015 (File No. 001-35065)
10.33	Service Agreement effective as of October 1, 2015 between Wright Medical Group N.V. and Robert J. Palmisano**	Incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 16, 2015 (File No. 001-35065)
10.34	Employment Agreement effective as of October 1, 2015 between Wright Medical Group, Inc. and Robert J. Palmisano**	Incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 16, 2015 (File No. 001-35065)
10.35	Guaranty by Wright Medical Group N.V. effective as of October 1, 2015 with respect to Wright Medical Group, Inc. Obligations under Employment Agreement with Robert J. Palmisano**	Incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 16, 2015 (File No. 001-35065)
10.36	Confidentiality, Non-Competition, Non-Solicitation and Intellectual Property Rights Agreement effective as of October 1, 2015 between Wright Medical Group, Inc. and Robert J. Palmisano**	Incorporated by reference to Exhibit 10.13 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 16, 2015 (File No. 001-35065)
10.37	Inducement Stock Option Grant Agreement dated as of September 17, 2011 between Wright Medical Group, Inc. and Robert J. Palmisano**	Incorporated by reference to Exhibit 10.2 to Wright Medical Group, Inc.’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 22, 2011 (File No. 001-32883)
10.38	Confidentiality, Non-Competition, Non-Solicitation and Intellectual Property Rights Agreement effective as of October 1, 2015 between Wright Medical Group, Inc. and Lance A. Berry**	Incorporated by reference to Exhibit 10.16 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 16, 2015 (File No. 001-35065)
10.39	Separation Pay Agreement effective as of October 1, 2015 between Wright Medical Group, Inc. and Lance A. Berry**	Incorporated by reference to Exhibit 10.20 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 16, 2015 (File No. 001-35065)
10.40	Offer Letter dated December 7, 2018 between Wright Medical Group, Inc. and Lance A. Berry**	Incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2018 (File No. 001-35065)
10.41	Confidentiality, Non-Competition, Non-Solicitation and Intellectual Property Rights Agreement effective as of October 1, 2015 between Wright Medical Group, Inc. and Kevin D. Cordell**	Incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 25, 2016 (File No. 001-35065)

Exhibit No.	Exhibit	Method of Filing
10.42	Separation Pay Agreement effective as of October 1, 2015 between Wright Medical Group, Inc. and Kevin D. Cordell**	Incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 25, 2016 (File No. 001-35065)
10.43	Offer Letter dated December 7, 2018 between Wright Medical Group, Inc. and Kevin D. Cordell**	Incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2018 (File No. 001-35065)
10.44	Confidentiality, Non-Competition, Non-Solicitation and Intellectual Property Rights Agreement effective as of October 1, 2015 between Wright Medical Group, Inc. and James A. Lightman**	Incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 2015 (File No. 001-35065)
10.45	Separation Pay Agreement effective as of October 1, 2015 between Wright Medical Group, Inc. and James A. Lightman**	Incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 2015 (File No. 001-35065)
10.46	Confidentiality, Non-Competition, Non-Solicitation and Intellectual Property Rights Agreement effective as of July 9, 2018 between Wright Medical Group, Inc. and Barry J. Regan**	Filed herewith
10.47	Separation Pay Agreement effective as of July 9, 2018 between Wright Medical Group, Inc. and Barry J. Regan**	Filed herewith
10.48	Form of Guaranty by Wright Medical Group N.V. with respect to Wright Medical Group, Inc. Obligations under Separation Pay Agreements with Executive Officers**	Incorporated by reference to Exhibit 10.23 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 16, 2015 (File No. 001-35065)
10.49
Amended and Restated Credit, Security and Guaranty Agreement dated as of May 7, 2018 among Wright Medical Group N.V. (as Guarantor), Wright Medical Group, Inc. (as Borrower), Certain Other Direct and Indirect Subsidiaries Listed on the Signature Pages Thereto (each as Borrower), MidCap Funding IV Trust (as Lender and Agent) and the Financial Institutions or Other Entities Parties Thereto
Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2018 (File No. 001-35065)
10.50
Limited Consent and Amendment No. 1 to Amended and Restated Credit, Security and Guaranty Agreement dated as of August 24, 2018 among Wright Medical Group N.V. (as Guarantor), Wright Medical Group, Inc. (as Borrower), Certain Other Direct and Indirect Subsidiaries Listed on the Signature Pages Thereto (each as Borrower), MidCap Funding IV Trust (as Lender and Agent) and the Financial Institutions or Other Entities Parties Thereto
Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2018 (File No. 001-35065)
10.51
Omnibus Limited Consent and Amendment No. 2 to Amended and Restated Credit, Security and Guaranty Agreement and Amendment No. 5 to Pledge Agreement dated as of December 10, 2018 among Wright Medical Group N.V. (as Guarantor), Wright Medical Group, Inc. (as Borrower), Certain Other Direct and Indirect Subsidiaries Listed on the Signature Pages Thereto (each as Borrower), MidCap Funding IV Trust (as Lender and Agent) and the Financial Institutions or Other Entities Parties Thereto
Incorporated by reference to Exhibit 10.58 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2018 (File No. 001-35065)

Exhibit No.	Exhibit	Method of Filing
10.52
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
10.53	Form of Exchange Agreement, dated as of January 30, 2019, among Wright Medical Group, Inc., Wright Medical Group N.V. and Each Investor Party Thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 31, 2019 (File No. 001-35065)
10.54	Bond Hedge Confirmation, dated as of January 31, 2019 among Wright Medical Group N.V., Wright Medical Group, Inc. and JPMorgan Chase Bank, National Association	Incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019 (File No. 001-35065)
10.55	Bond Hedge Confirmation, dated as of January 31, 2019 among Wright Medical Group N.V., Wright Medical Group, Inc. and Deutsche Bank AG, London Branch	Incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019 (File No. 001-35065)
10.56	Warrant Confirmation, dated as of January 31, 2019, between Wright Medical Group N.V. and JPMorgan Chase Bank, National Association	Incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019 (File No. 001-35065)
10.57	Warrant Confirmation, dated as of January 31, 2019, between Wright Medical Group N.V. and Deutsche Bank AG, London Branch	Incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019 (File No. 001-35065)
10.58	Call Spread Unwind Agreement, dated as of January 31, 2019, among Wright Medical Group N.V., Wright Medical Group, Inc. and JPMorgan Chase Bank, National Association	Incorporated by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019 (File No. 001-35065)
10.59	Call Spread Unwind Agreement, dated as of January 31, 2019, among Wright Medical Group N.V., Wright Medical Group, Inc. and Deutsche Bank AG, London Branch	Incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019 (File No. 001-35065)
10.60	Call Spread Unwind Agreement, dated as of January 31, 2019, among Wright Medical Group N.V., Wright Medical Group, Inc. and Wells Fargo Bank, National Association	Incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019 (File No. 001-35065)
10.61	Bond Hedge Confirmation dated as of January 30, 2019 among Wright Medical Group N.V., Wright Medical Group, Inc. and JPMorgan Chase Bank, National Association	Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019 (File No. 001-35065)
10.62	Bond Hedge Confirmation, dated as of January 30, 2019, among Wright Medical Group N.V., Wright Medical Group Inc. and Deutsche Bank AG, London Branch	Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019 (File No. 001-35065)
10.63	Warrant Confirmation, dated as of January 30, 2019, between Wright Medical Group N.V. and JPMorgan Chase Bank, National Association	Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019 (File No. 001-35065)
10.64	Warrant Confirmation, dated as of January 30, 2019, between Wright Medical Group N.V. and Deutsche Bank AG, London Branch	Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019 (File No. 001-35065)
10.65	Call Spread Unwind Agreement, dated as of January 30, 2019, among Wright Medical Group N.V., Wright Medical Group, Inc. and JPMorgan Chase Bank, National Association	Incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019 (File No. 001-35065)

Exhibit No.	Exhibit	Method of Filing
10.66	Call Spread Unwind Agreement, dated as of January 30, 2019, among Wright Medical Group N.V., Wright Medical Group, Inc. and Deutsche Bank AG, London Branch	Incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019 (File No. 001-35065)
10.67	Call Spread Unwind Agreement, dated as of January 30, 2019, among Wright Medical Group N.V., Wright Medical Group, Inc. and Wells Fargo Bank, National Association	Incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019 (File No. 001-35065)
10.68	Form of Exchange/Subscription Agreement dated as of June 20, 2018 among Wright Medical Group, Inc., Wright Medical Group N.V. and Each Investor Party Thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 21, 2018 (File No. 001-35065)
10.69	Form of Subscription Agreement dated as of June 20, 2018 among Wright Medical Group, Inc., Wright Medical Group N.V. and Each Investor Party Thereto	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 21, 2018 (File No. 001-35065)
10.70	Bond Hedge Confirmation dated as of June 20, 2018 among Wright Medical Group N.V., Wright Medical Group, Inc. and Bank of America, N.A.	Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2018 (File No. 001-35065)
10.71	Warrant Confirmation dated as of June 20, 2018 between Wright Medical Group N.V. and JPMorgan Chase Bank, National Association	Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2018 (File No. 001-35065)
10.72	Warrant Confirmation dated as of June 20, 2018 between Wright Medical Group N.V. and Bank of America, N.A.	Incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2018 (File No. 001-35065)
10.73	Call Spread Unwind Agreement dated as of June 21, 2018 among Wright Medical Group N.V., Wright Medical Group, Inc. and JPMorgan Chase Bank, National Association	Incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2018 (File No. 001-35065)
10.74	Call Spread Unwind Agreement dated as of June 21, 2018 among Wright Medical Group N.V., Wright Medical Group, Inc., Deutsche Bank AG, London Branch and Deutsche Bank Securities, Inc.	Incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2018 (File No. 001-35065)
10.75	Call Spread Unwind Agreement dated as of June 21, 2018 among Wright Medical Group N.V., Wright Medical Group, Inc. and Wells Fargo Bank, National Association	Incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2018 (File No. 001-35065)
10.76	Call Option Transaction Confirmation dated as of May 12, 2016 between Wright Medical Group N.V. and JPMorgan Chase Bank, National Association	Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 26, 2016 (File No. 001-35065)
10.77	Call Option Transaction Confirmation dated as of May 12, 2016 between Wright Medical Group N.V. and Bank of America, N.A.	Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 26, 2016 (File No. 001-35065)
10.78	Warrants Confirmation dated as of May 12, 2016 between Wright Medical Group N.V. and JPMorgan Chase Bank, National Association	Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 26, 2016 (File No. 001-35065)
10.79	Warrants Confirmation dated as of May 12, 2016 between Wright Medical Group N.V. and Bank of America, N.A.	Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 26, 2016 (File No. 001-35065)
10.80	Agreement of Lease dated as of December 31, 2013 between RBM Cherry Road Partners and Wright Medical Technology, Inc.	Incorporated by reference to Exhibit 10.94 to Wright Medical Group Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (File No. 001-35823)
10.81	First Amendment to Agreement of Lease dated as of January 1, 2014 between RBM Cherry Road Partners and Wright Medical Technology, Inc.	Incorporated by reference to Exhibit 10.67 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 25, 2016 (File No. 001-35065)

Exhibit No.	Exhibit	Method of Filing
10.82	Second Amendment to Agreement of Lease dated as of January 1, 2014 between RBM Cherry Road Partners and Wright Medical Technology, Inc.	Incorporated by reference to Exhibit 10.68 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 25, 2016 (File No. 001-35065)
10.83	Third Amendment to Agreement of Lease dated as of May 1, 2015 between RBM Cherry Road Partners and Wright Medical Technology, Inc.	Incorporated by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 25, 2016 (File No. 001-35065)
10.84	Lease Agreement dated as of May 14, 2012 between Liberty Property Limited Partnership, as Landlord, and Tornier, Inc., as Tenant	Incorporated by reference to Exhibit 10.1 to Tornier N.V.’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 15, 2012 (File No. 001-35065)
10.85	Commercial Lease dated December 23, 2008 between Seamus Geaney and Tornier Orthopedics Ireland Limited
Incorporated by reference to Exhibit 10.27 to Tornier N.V.’s Amendment No. 1 to Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on July 15, 2010 (Registration No. 333-167370)

10.86	Commercial Supply Agreement dated March 29, 2016 between BioMimetic Therapeutics, LLC and FUJIFILM Diosynth Biotechnologies U.S.A., Inc. (1)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 7, 2016 (File No. 001-35065)
10.87	Amendment No. 1 to Commercial Supply Agreement dated January 31, 2019 between BioMimetic Therapeutics, LLC and FUJIFILM Diosynth Biotechnologies U.S.A., Inc. (2)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019 (File No. 001-35065)
10.88	Settlement Agreement dated as of November 1, 2016 between Wright Medical Technology, Inc. and the Counsel Listed on the Signature Pages Thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 25, 2016 (File No. 001-35065)
10.89	Second Settlement Agreement dated as of October 3, 2017 between Wright Medical Technology, Inc. and the Counsel Listed on the Signature Pages Thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 4, 2017 (File No. 001-35065)
10.90	Third Settlement Agreement dated as of October 3, 2017 between Wright Medical Technology, Inc. and the Counsel Listed on the Signature Pages Thereto	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 4, 2017 (File No. 001-35065)
10.91	First Amendment to the Third Settlement Agreement dated as of December 29, 2017 between Wright Medical Technology, Inc. and the Counsel Listed on the Signature Pages Thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 5, 2018 (File No. 001-35065)
10.92	Second Amendment to the Third Settlement Agreement dated as of February 23, 2018 between Wright Medical Technology, Inc. and the Counsel Listed on the Signature Pages Thereto	Incorporated by reference to Exhibit 10.90 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (File No. 001-35065)
10.93	Third Amendment to the Third Settlement Agreement dated as of March 29, 2018 between Wright Medical Technology, Inc. and the Counsel Listed on the Signature Pages Thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 4, 2018 (File No. 001-35065)
21.1	Subsidiaries of Wright Medical Group N.V.	Filed herewith
23.1	Consent of KPMG LLP, an Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

Exhibit No.	Exhibit	Method of Filing
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101
The following materials from Wright Medical Group N.V.’s Annual Report on Form 10-K for the fiscal year ended December 29, 2019, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 29, 2019 and December 30, 2018, (ii) the Consolidated Statements of Operations for each of the fiscal years in the three-year period ended December 29, 2019, (iii) the Consolidated Statements of Comprehensive Loss for each of the fiscal years in the three-year period ended December 29, 2019, (iv) the Consolidated Statements of Cash Flows for each of the fiscal years in the three-year period ended December 29, 2019, (v) Consolidated Statements of Shareholders’ Equity for each of the fiscal years in the three-year period ended December 29, 2019, and (vi) Notes to Consolidated Financial Statements
Filed herewith
104	The cover page from Wright Medical Group N.V.’s Annual Report on Form 10-K for the fiscal year ended December 29, 2019 is formatted in Inline XBRL (eXtensible Business Reporting Language)	Included in Exhibit 101
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

(2)	Confidential portions of this exhibit have been redacted in compliance with Item 601(b)(10) of SEC Regulation S-K.

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
February 24, 2020

WRIGHT MEDICAL GROUP N.V.
By:	/s/ Robert J. Palmisano
Robert J. Palmisano
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert J. Palmisano Robert J. Palmisano	President, Chief Executive Officer and Executive Director (Principal Executive Officer)	February 24, 2020

/s/ Lance A. Berry Lance A. Berry	Executive Vice President, Chief Financial and Operations Officer (Principal Financial Officer)	February 24, 2020

/s/ Julie B. Andrews Julie B. Andrews	Senior Vice President, Global Finance (Principal Accounting Officer)	February 24, 2020

/s/ David D. Stevens David D. Stevens	Chairman	February 24, 2020

/s/ Gary D. Blackford Gary D. Blackford	Non-Executive Director	February 24, 2020

/s/ J. Patrick Mackin J. Patrick Mackin	Non-Executive Director	February 24, 2020

/s/ John L. Miclot John L. Miclot	Non-Executive Director	February 24, 2020

/s/ Kevin C. O’Boyle Kevin C. O’Boyle	Non-Executive Director	February 24, 2020

/s/ Amy S. Paul Amy S. Paul	Non-Executive Director	February 24, 2020

/s/ Richard F. Wallman Richard F. Wallman	Non-Executive Director	February 24, 2020

/s/ Elizabeth H. Weatherman Elizabeth H. Weatherman	Non-Executive Director	February 24, 2020

Wright Medical Group N.V. Schedule II-Valuation and Qualifying Accounts (In thousands)

	Balance at Beginning of Period	Charged to Cost and Expenses	Deductions and Other	Balance at End of Period
Allowance for doubtful accounts:
For the period ended:
December 29, 2019	$3,045	$490	$(90)	$3,445
December 30, 2018	$4,328	$189	$(1,472)	$3,045
December 31, 2017	$4,469	$1,243	$(1,384)	$4,328