Form 10-Q
period 2020-03-29
Wright Medical Group N.V.
filed 2020-05-08
CIK 1492658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of May 6, 2020, there were 128,887,555 ordinary shares outstanding.

WRIGHT MEDICAL GROUP N.V.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 29, 2020

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This document may contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), and that are subject to the safe harbor created by those sections. These statements reflect management’s current knowledge, assumptions, beliefs, estimates, and expectations and express management’s current view of future performance, results, and trends. Forward looking statements may be identified by their use of terms such as anticipate, believe, could, estimate, expect, intend, may, plan, predict, project, will, and other similar terms. Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to materially differ from those described in the forward-looking statements. The reader should not place undue reliance on forward-looking statements. Such statements are made as of the date of this report, and we undertake no obligation to update such statements after this date. Risks and uncertainties that could cause our actual results to materially differ from those described in forward-looking statements are discussed in our filings with the U.S. Securities and Exchange Commission (SEC) (including our most recent Annual Report on Form 10-K, which was filed with the SEC on February 24, 2020). By way of example and without implied limitation, such risks and uncertainties include:

•
the occurrence of any event, change or other circumstance that could give rise to the termination of the definitive agreement that we entered into with Stryker Corporation (Stryker) and its wholly-owned acquisition subsidiary on November 4, 2019, pursuant to which we expect to become a wholly-owned subsidiary of Stryker;

•
the failure to satisfy required closing conditions under the agreement with Stryker, including, but not limited to, the tender of a minimum number of our outstanding ordinary shares in the related tender offer, the adoption of certain resolutions relating to the transaction at an extraordinary general meeting of Wright’s shareholders (which condition has been met), and the receipt of required regulatory approvals, or the failure to complete the acquisition in a timely manner;

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

•	the outcome of any legal proceedings that have been or in the future may be instituted against us and others relating to the proposed transaction with Stryker;

•	the effect of the global novel strain of coronavirus (COVID-19);

•	inability to achieve or sustain profitability;

•	failure to realize the anticipated benefits from previous acquisitions and dispositions, including our October 2018 acquisition of Cartiva, Inc. (Cartiva);

•	failure to obtain anticipated commercial sales of our AUGMENT® Bone Graft and AUGMENT® Injectable products;

•	liability for product liability claims on hip/knee (OrthoRecon) products sold by Wright Medical Technology, Inc. (WMT) prior to the divestiture of the OrthoRecon business;

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (unaudited).
Wright Medical Group N.V. Condensed Consolidated Balance Sheets (In thousands, except share data) (unaudited)

	March 29, 2020	December 29, 2019
Assets:
Current assets:
Cash and cash equivalents	$102,837	$166,856
Accounts receivable, net	125,393	147,400
Inventories	215,797	198,374
Prepaid expenses	15,570	16,031
Other current assets [1]	188,926	214,997
Total current assets	648,523	743,658

Property, plant and equipment, net	257,609	251,922
Goodwill	1,255,223	1,260,967
Intangible assets, net	248,841	257,382
Deferred income taxes	962	1,012
Other assets	69,424	70,699
Total assets	$2,480,582	$2,585,640

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$43,921	$32,121
Accrued expenses and other current liabilities [1]	343,669	387,025
Current portion of long-term obligations [1]	379,514	430,862
Total current liabilities	767,104	850,008

Long-term debt and finance lease obligations	742,594	737,167
Deferred income taxes	10,002	10,384
Other liabilities	81,524	96,288
Total liabilities	1,601,224	1,693,847
Commitments and contingencies (Note 11)
Shareholders’ equity:
Ordinary shares, €0.03 par value, authorized: 320,000,000 shares; issued and outstanding: 128,817,336 shares at March 29, 2020 and 128,614,026 shares at December 29, 2019	4,697	4,691
Additional paid-in capital	2,620,516	2,608,939
Accumulated other comprehensive loss	(38,611)	(29,499)
Accumulated deficit	(1,707,244)	(1,692,338)
Total shareholders’ equity	879,358	891,793
Total liabilities and shareholders’ equity	$2,480,582	$2,585,640

___________________________

[1]
At March 29, 2020 and December 29, 2019, the closing price of our ordinary shares was greater than 130% of the 2021 Notes conversion price for 20 or more of the 30 consecutive trading days preceding the quarter-end; and, therefore, the holders of the 2021 Notes are able to convert the notes during the succeeding quarterly period. Due to the ability of the holders of the 2021 Notes to convert the notes, the carrying value of the 2021 Notes and the fair value of the 2021 Notes Conversion Derivative were classified as current liabilities, and the fair value of the 2021 Notes Hedges were classified as current assets as of March 29, 2020 and December 29, 2019. See Note 5 and Note 8.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Wright Medical Group N.V. Condensed Consolidated Statements of Operations (In thousands, except per share data) (unaudited)

	Three months ended
	March 29, 2020	March 31, 2019
Net sales	$218,540	$230,127
Cost of sales [1]	38,915	46,317
Gross profit	179,625	183,810
Operating expenses:
Selling, general and administrative [1]	154,589	153,306
Research and development [1]	19,600	16,972
Amortization of intangible assets	8,124	7,587
Total operating expenses	182,313	177,865
Operating (loss) income	(2,688)	5,945
Interest expense, net	20,470	19,695
Other (income) expense, net	(13,707)	12,895
Loss from continuing operations before income taxes	(9,451)	(26,645)
Provision for income taxes	2,138	3,611
Net loss from continuing operations	(11,589)	(30,256)
Loss from discontinued operations, net of tax	(3,317)	(6,345)
Net loss	$(14,906)	$(36,601)

Net loss from continuing operations per share - basic and diluted (Note 10):	$(0.09)	$(0.24)
Net loss from discontinued operations per share - basic and diluted (Note 10):	$(0.03)	$(0.05)
Net loss per share - basic and diluted (Note 10):	$(0.12)	$(0.29)

Weighted-average number of ordinary shares outstanding - basic and diluted:	128,743	125,812
___________________________

[1]	These line items include the following amounts of non-cash, share-based compensation expense for the periods indicated:

	Three months ended
	March 29, 2020	March 31, 2019
Cost of sales	$224	$120
Selling, general and administrative	6,475	6,987
Research and development	631	514

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wright Medical Group N.V.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(unaudited)

	Three months ended
	March 29, 2020	March 31, 2019
Net loss	$(14,906)	$(36,601)

Other comprehensive loss:
Changes in foreign currency translation	(9,112)	(11,303)
Other comprehensive loss	(9,112)	(11,303)

Comprehensive loss	$(24,018)	$(47,904)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Wright Medical Group N.V. Condensed Consolidated Statements of Cash Flows (In thousands) (unaudited)

	Three months ended
	March 29, 2020	March 31, 2019
Operating activities:
Net loss	$(14,906)	$(36,601)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	16,038	15,501
Share-based compensation expense	7,330	7,621
Amortization of intangible assets	8,124	7,587
Amortization of deferred financing costs and debt discount	13,690	13,547
Deferred income taxes	(254)	(619)
Provision for excess and obsolete inventory	1,573	3,506
Amortization of inventory step-up adjustment	—	352
Non-cash adjustment to derivative fair values	(15,697)	(996)
Net loss on exchange of cash convertible notes	—	14,274
Mark-to-market adjustment for CVRs (Note 5)	—	(420)
Other	(488)	(485)
Changes in assets and liabilities:
Accounts receivable	21,001	2,426
Inventories	(21,568)	(11,868)
Prepaid expenses and other current assets	4,133	(286)
Accounts payable	12,116	(4,597)
Accrued expenses and other liabilities	(9,770)	(3,392)
Metal-on-metal product liabilities (Note 11)	(1,991)	(12,971)
Net cash provided by (used in) operating activities	19,331	(7,421)
Investing activities:
Capital expenditures	(24,501)	(25,448)
Purchase of intangible assets	(2,126)	(1,850)
Acquisition of business	—	722
Other investing	—	(500)
Net cash used in investing activities	(26,627)	(27,076)
Financing activities:
Issuance of ordinary shares	4,234	11,001
Issuance of stock warrants	—	21,210
Payment of notes premium	(146)	—
Payment of notes hedge options	—	(30,144)
Repurchase of stock warrants	—	(11,026)
Payment of equity issuance costs	—	(350)
Proceeds from notes hedge options	351	16,849
Proceeds from other debt	—	2,974
Payments of debt	(58,383)	(1,270)
Payment of financing costs	—	(2,589)
Payments of finance lease obligations	(1,874)	(1,793)
Net cash (used in) provided by financing activities	$(55,818)	$4,862

Wright Medical Group N.V. Condensed Consolidated Statements of Cash Flows (Continued) (In thousands)

	Three months ended
	March 29, 2020	March 31, 2019
Effect of exchange rates on cash and cash equivalents	$(905)	$(200)
Net decrease in cash and cash equivalents	(64,019)	(29,835)
Cash and cash equivalents, beginning of period	166,856	191,351
Cash and cash equivalents, end of period	$102,837	$161,516

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wright Medical Group N.V. Condensed Consolidated Statements of Changes in Shareholders’ Equity (In thousands, except share data) (unaudited)

	Three months ended March 29, 2020
	Ordinary shares		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total shareholders’ equity
	Number of shares	Amount
Balance at December 29, 2019	128,614,026	$4,691	$2,608,939	$(29,499)	$(1,692,338)	$891,793
2020 Activity:
Net loss	—	—	—	—	(14,906)	(14,906)
Foreign currency translation	—	—	—	(9,112)	—	(9,112)
Issuances of ordinary shares	188,715	6	4,228	—	—	4,234
Vesting of restricted stock units	14,595	—	—	—	—	—
Share-based compensation	—	—	7,349	—	—	7,349
Balance at March 29, 2020	128,817,336	$4,697	$2,620,516	$(38,611)	$(1,707,244)	$879,358

	Three months ended March 31, 2019
	Ordinary shares		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total shareholders’ equity
	Number of shares	Amount
Balance at December 30, 2018	125,555,751	$4,589	$2,514,295	$(8,083)	$(1,578,342)	$932,459
2019 Activity:
Net loss	—	—	—	—	(36,601)	(36,601)
Cumulative impact of lease accounting adoption	—	—	—	—	229	229
Foreign currency translation	—	—	—	(11,303)	—	(11,303)
Issuances of ordinary shares	546,560	19	10,982	—	—	11,001
Vesting of restricted stock units	3,219	—	—	—	—	—
Share-based compensation	—	—	7,636	—	—	7,636
Issuance of stock warrants, net of repurchases and equity issuance costs	—	—	9,834	—	—	9,834
Balance at March 31, 2019	126,105,530	$4,608	$2,542,747	$(19,386)	$(1,614,714)	$913,255

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
On November 4, 2019, we entered into a definitive agreement with Stryker and its subsidiary, Stryker B.V. Under the terms of the purchase agreement, and upon the terms and subject to the conditions thereof, Stryker B.V. has commenced a tender offer to purchase all of the outstanding ordinary shares of Wright for $30.75 per share, without interest and less applicable withholding taxes, in cash (the Offer). The Offer is currently scheduled to expire at 5:00 p.m., Eastern Time, on June 30, 2020, but may be extended in accordance with the terms of the purchase agreement between Stryker and Wright. The closing of the transaction is subject to receipt of applicable regulatory approvals, the adoption of certain resolutions relating to the transaction at an extraordinary general meeting of Wright’s shareholders (which condition has been met), completion of the Offer, and other customary closing conditions.
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
Potential Impact of Global COVID-19 Pandemic. The global COVID-19 pandemic has led to the temporary closure of businesses, travel restrictions and social distancing. Hospitals, ambulatory surgery centers and other medical facilities have deferred elective procedures, diverted resources to patients suffering from infections and limited access for non-patients, including our sales representatives. Because of the COVID-19 pandemic, surgeons and their patients are required, or are choosing, to defer procedures in which our products otherwise would be used, and many facilities that specialize in the procedures in which our products otherwise would be used have temporarily closed or reduced operating hours. These circumstances have negatively impacted the ability of our employees, independent sales representatives and distributors to effectively market and sell our products. While we believe the impact of COVID-19 on our business will be temporary, we cannot precisely estimate the length of the impact, and we expect our net sales to decline in the second quarter of 2020 compared to the prior year periods and the first quarter of 2020.
In response to the COVID-19 pandemic, we set our corporate priorities and actions as follows. First, we are focused on the health and safety of our employees. Second, we are focused on continuity of product supply and service for our customers and their patients. Third, we are focused on minimizing the spread of the virus to reduce the impact on our communities and hospital systems. Finally, we are focused on maintaining the sustainability of our Company by diligently and thoughtfully conserving and allocating resources, and pausing non-critical spending and non-critical hiring. In furtherance of this objective, we recently implemented temporary reductions in base salaries for our executive officers and certain other employees, including a 50% reduction for our Chief Executive Officer, 25% reductions for other officers and 15% reduction for certain other employees, as well as a temporary 50% reduction in cash retainers for our Board of Directors.
Because of the anticipated temporary decline in our net sales, on May 7, 2020, we agreed with MidCap to amend the Credit Agreement to, among other things, suspend the quarterly-tested minimum net revenue and minimum adjusted EBITDA financial covenants through the end of 2020 and add a minimum liquidity covenant that will apply from the date of the amendment through May 15, 2021. See Note 13 to the condensed consolidated financial statements for a description of this amendment.
Our fiscal year-end is generally determined on a 52-week basis and runs from the Monday nearest to the 31st of December of a year and ends on the Sunday nearest to the 31st of December of the following year. Every few years, it is necessary to add an extra week to the year making it a 53-week period.
The condensed consolidated financial statements and accompanying notes present our consolidated results for each of the three months ended March 29, 2020 and March 31, 2019. The three months ended March 29, 2020 and March 31, 2019 each consisted of thirteen weeks.

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

All amounts are presented in U.S. dollars ($), except where expressly stated as being in other currencies, e.g., Euros (€).
2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation. The unaudited condensed consolidated interim financial statements of Wright Medical Group N.V. have been prepared in accordance with U.S. generally accepted accounting principles (US GAAP) for interim financial statements and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to these rules and regulations. Accordingly, these unaudited condensed consolidated interim financial statements should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 29, 2019, as filed with the SEC on February 24, 2020.
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
We record revenues from sales to our stocking distributors at a point in time upon transfer of control of promised products to the distributor. Our stocking distributors, who sell the products to their customers, take control of the products and assume all risks of ownership upon transfer. Our stocking distributors are obligated to pay us within specified terms regardless of when, if ever, they sell the products. In general, our stocking distributors do not have any rights of return or exchange; however, in limited situations, we have repurchase agreements with certain stocking distributors. Those certain agreements require us to repurchase a specified percentage of the inventory purchased by the distributor within a specified period of time prior to the expiration of the contract. During those specified periods, we defer the applicable percentage of the sales. An insignificant amount of sales related to these types of agreements was deferred and not yet recognized as revenue as of March 29, 2020 and March 31, 2019.
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
Inventories. Our inventories are valued at the lower of cost or market on a first in, first out (FIFO) basis. Inventory costs include material, labor costs, and manufacturing overhead. We regularly review inventory quantities on hand for excess and obsolete inventory, and, when circumstances indicate, we incur charges to write down inventories to their net realizable value. Historically, our excess and obsolete inventory reserve was based on both the current age of kit inventory as compared to its estimated life cycle and our forecasted product demand and production requirements for other inventory items for the next 36 months. During the quarter ended September 29, 2019, we changed our estimate of excess and obsolete inventory reserves to better reflect the future usage for inventory in excess of estimated three-year demand. The impact of this change in estimate was approximately $26 million. We reduce our inventory reserve and recognize an offset to cost of sales as the related inventory is sold based on an estimated inventory turnover period of 2.5 years.
Total charges incurred to write down excess and obsolete inventory to net realizable value included in “Cost of sales” were approximately $1.6 million and $3.5 million for the three months ended March 29, 2020 and March 31, 2019, respectively. During

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

the three months ended March 29, 2020, our cost of sales included a $2.6 million favorable adjustment as a result of our change in accounting estimate of reserves for excess and obsolete inventory, as such inventory was sold.
Discontinued Operations. On January 9, 2014, pursuant to an Asset Purchase Agreement, dated as of June 18, 2013 (the MicroPort Agreement), by and among us and MicroPort Scientific Corporation (MicroPort), we completed the divestiture and sale of our business operations operating under our prior OrthoRecon operating segment to MicroPort.
All historical operating results for the OrthoRecon business are reflected within discontinued operations in the condensed consolidated financial statements. See Note 3 for further discussion of discontinued operations. Other than Note 3, unless otherwise stated, all discussion of assets and liabilities in these Notes to the condensed consolidated financial statements reflects the assets and liabilities held and used in our continuing operations, and all discussion of revenues and expenses reflects those associated with our continuing operations.
Recent Accounting Pronouncements. On February 25, 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases, and has subsequently issued several supplemental and/or clarifying ASUs (collectively ASC 842). ASC 842 introduced a lessee model that brings most leases on the balance sheet. The new standard also aligns many of the underlying principles of the new lessor model with those in FASB Accounting Standards Codification (ASC) 606, the FASB’s new revenue recognition standard (e.g., those related to evaluating when profit can be recognized). We adopted ASC 842 during the quarter ended March 31, 2019 using the hindsight practical expedient, the practical expedient for short-term leases, and the practical expedient package which primarily limited the need for reassessing lease classification on existing leases. During 2019, with the adoption of ASC 842, we recognized all operating leases with terms greater than twelve months in duration on our condensed consolidated balance sheet as right-of-use assets and lease liabilities which totaled approximately $20 million. Additionally, we recorded a cumulative adjustment of $0.2 million to our accumulated deficit upon adoption during the quarter ended March 31, 2019. We adopted the standard using the prospective approach and did not retrospectively apply it to prior periods.
On June 16, 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments and has subsequently issued several supplemental and/or clarifying ASUs. The new standard adds an impairment model (known as the current expected credit loss (CECL) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. We adopted this ASU in fiscal year 2020, however, this guidance did not have a significant impact on our condensed consolidated financial statements.
On August 29, 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40) to provide guidance on implementation costs incurred in a cloud computing arrangement (CCA) that is a service contract. Specifically, the ASU amends ASC 350 to include in its scope implementation costs of a CCA that is a service contract and clarifies that a customer should apply ASC 350-40, Internal Use Software, to determine which implementation costs should be capitalized in such a CCA. We adopted this ASU in fiscal year 2020; however, this guidance did not have a significant impact on our condensed consolidated financial statements.
On December 18, 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes which adds new guidance to simplify the accounting for income taxes and changes the accounting for certain income tax transactions. The new standard is effective for fiscal years beginning after December 15, 2020, and early adoption is permitted. We do not expect this standard to have a material impact on our consolidated financial statements.
3. Discontinued Operations
For the three months ended March 29, 2020 and March 31, 2019, our loss from discontinued operations, net of tax, totaled $3.3 million and $6.3 million, respectively. Our operating results from discontinued operations and cash used in discontinued operations during 2020 and 2019 were attributable primarily to expenses, net of insurance recoveries, associated with our former OrthoRecon business as described in Note 11. Cash used in discontinued operations totaled $5.6 million and $23.2 million for the three months ended March 29, 2020 and March 31, 2019, respectively. We will incur continuing cash outflows associated with legal defense costs and the ultimate resolution of these contingent liabilities, net of insurance proceeds, until these liabilities are resolved.
On January 9, 2014, we completed the divestiture and sale of our OrthoRecon business to MicroPort Scientific Corporation. Certain liabilities associated with the OrthoRecon business, including product liability claims associated with hip and knee products sold by us prior to the closing, were not assumed by MicroPort. Charges associated with these product liability claims, including legal defense, settlements and judgments, income associated with product liability insurance recoveries, and changes to any contingent liabilities associated with the OrthoRecon business have been reflected within results of discontinued operations, and we will continue to reflect these within results of discontinued operations in future periods.

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

All current and historical operating results for the OrthoRecon business are reflected within discontinued operations in the condensed consolidated financial statements.
4. Inventories
Inventories consist of the following (in thousands):

	March 29, 2020	December 29, 2019
Raw materials	$13,248	$12,681
Work-in-process	31,057	27,528
Finished goods	171,492	158,165
	$215,797	$198,374

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

As of March 29, 2020, we had 2.25% cash convertible senior notes due 2021 (2021 Notes) and 1.625% cash convertible senior notes due 2023 (2023 Notes) outstanding. The 2.00% cash convertible senior notes due 2020 (2020 Notes) matured and were repaid on February 15, 2020.
See Note 8 of the condensed consolidated financial statements for additional information about the convertible notes. These notes are cash settled upon conversion for the principal amount of the notes plus a conversion premium (valued at the amount our ordinary share price exceeds the respective conversion price of the notes). The conversion premium is a conversion derivative feature that requires bifurcation from the notes in accordance with ASC Topic 815 and is accounted for as a derivative liability (Notes Conversion Derivative).
At the time of issuance of the notes, we entered into hedges with certain option counterparties to reduce our exposure to potential cash payments required for these conversion premiums (Notes Hedges). Upon conversion of the notes, the option counterparties would settle these hedges with us in cash, valued in the same manner as the conversion premiums. The Notes Hedges are accounted for as a derivative asset in accordance with ASC Topic 815. In connection with certain events, including in connection with the Offer as further described in Note 8, our option counterparties have the discretion to make certain adjustments to the Note Hedges, which may reduce the effectiveness of the Note Hedges.

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The following table summarizes the fair values and the presentation in our condensed consolidated balance sheets (in thousands) of our Notes Hedges and our Notes Conversion Derivatives:

	March 29, 2020		December 29, 2019
	Location on condensed consolidated balance sheet	Amount	Location on condensed consolidated balance sheet	Amount
2023 Notes Hedges	Other assets	$40,413	Other assets	$39,240
2023 Notes Conversion Derivative	Other liabilities	$17,480	Other liabilities	$31,555
2021 Notes Hedges	Other current assets	$157,194	Other current assets	$183,437
2021 Notes Conversion Derivative	Accrued expenses and other current liabilities	$152,688	Accrued expenses and other current liabilities	$179,478
2020 Notes Hedges	Other current assets	$—	Other current assets	$1,969
2020 Notes Conversion Derivative	Accrued expenses and other current liabilities	$—	Accrued expenses and other current liabilities	$1,666

As of March 29, 2020 and December 29, 2019, the sale price condition (as defined in Note 8) for the 2021 Notes was satisfied and, therefore, the 2021 Notes are convertible at any time during the succeeding calendar quarterly period. Due to the ability of the holders of the 2021 Notes to convert the notes, the carrying value of the 2021 Notes and the fair value of the 2021 Notes Conversion Derivative are classified as current liabilities, and the fair value of the 2021 Notes Hedges are classified as current assets as of March 29, 2020 and December 29, 2019. There were no conversions through March 29, 2020.
The 2020 Note Hedge and 2020 Conversion Derivative were settled during the first quarter of 2020 and resulted in net proceeds of approximately $0.2 million.
Neither the Notes Conversion Derivatives nor the Notes Hedges qualify for hedge accounting; thus, any changes in the fair value of the derivatives are recognized immediately in our condensed consolidated statements of operations. The following table summarizes the net gain on changes in fair value (in thousands) related to the Notes Hedges and Notes Conversion Derivatives:

	Three months ended
	March 29, 2020	March 31, 2019
2023 Notes Hedges	$1,173	$55,190
2023 Notes Conversion Derivative	14,075	(55,723)
2021 Notes Hedges	(26,243)	61,921
2021 Notes Conversion Derivative	26,790	(60,760)
2020 Notes Hedges	(1,618)	8,250
2020 Notes Conversion Derivative	1,520	(7,882)
Net gain on changes in fair value	$15,697	$996

In addition to the above net gain on changes in fair value, we also recognized a $12.6 million net loss on the Notes Conversion Derivatives during the quarter ended March 31, 2019 as part of the additional 2023 Notes exchange as described in Note 8.
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
The following assumptions were used in the fair market valuations as of March 29, 2020:

	2021 Notes Conversion Derivative	2021 Notes Hedge	2023 Notes Conversion Derivative	2023 Notes Hedge
Black Stock Volatility (1)	29.0%	29.0%	15.8%	15.8%
Credit Spread for Wright (2)	0.21%	N/A	0.29%	N/A
Credit Spread for Deutsche Bank AG (3)	N/A	N/A	N/A	0.12%
Credit Spread for Wells Fargo Securities, LLC (3)	N/A	N/A	N/A	N/A
Credit Spread for JPMorgan Chase Bank (3)	N/A	0.80%	N/A	0.86%
Credit Spread for Bank of America (3)	N/A	0.10%	N/A	0.11%

(1)	Volatility selected based on historical and implied volatility of ordinary shares of Wright Medical Group N.V.

(2)	Credit spread implied from traded price.

(3)	Credit spread of each bank is estimated using CDS curves. Source: Bloomberg.
Derivatives not Designated as Hedging Instruments
As a result of the acquired business of IMASCAP in 2017, we have recorded the estimated fair value of future contingent consideration of approximately €25.6 million, or approximately $28.2 million, related to the achievement of certain technical milestones and sales earnouts as of March 29, 2020. The estimated fair value of contingent consideration related to technical milestones totaled $20.9 million and $20.8 million as of March 29, 2020 and December 29, 2019, respectively, and is contingent upon the development and approval of a next generation reverse shoulder implant system and new software modules. The estimated fair value of contingent consideration related to sales earnouts totaled $7.3 million and $7.2 million as of March 29, 2020 and December 29, 2019, respectively, and is contingent upon the sale of certain guides and the next generation reverse shoulder implant system.
The fair values of the sales earn out contingent consideration as of March 29, 2020 and December 29, 2019 were determined using a discounted cash flow model and probability adjusted estimates of the future earnings and are classified in Level 3. The discount rate is 12% for the sales earnout contingent consideration.
The contingent consideration from the IMASCAP acquisition related to technical milestones is based on meeting certain developmental milestones for new software modules and for the FDA and CE approval for the next generation reverse shoulder implant system. The fair value of this contingent consideration as of March 29, 2020 and December 29, 2019 was determined using probability adjusted estimates of the future payments and is classified in Level 3. The discount rate is approximately 6% for the contingent consideration related to technical milestones. A change in the discount rate would have limited impact on our profits or the fair value of this contingent consideration.
The carrying value of cash and cash equivalents, accounts receivable, and accounts payable approximates the fair value of these financial instruments at March 29, 2020 and December 29, 2019 due to their short maturities and variable rates.

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The following tables summarize the valuation of our financial instruments (in thousands):

	Total	Quoted prices in active markets (Level 1)	Prices with other observable inputs (Level 2)	Prices with unobservable inputs (Level 3)
March 29, 2020
Assets
Cash and cash equivalents	$102,837	$102,837	$—	$—
2021 Notes Hedges	157,194	—	—	157,194
2023 Notes Hedges	40,413	—	—	40,413
Total	$300,444	$102,837	$—	$197,607

Liabilities
2021 Notes Conversion Derivative	$152,688	$—	$—	$152,688
2023 Notes Conversion Derivative	17,480	—	—	17,480
Contingent consideration	28,162	—	—	28,162
Total	$198,330	$—	$—	$198,330

	Total	Quoted prices in active markets (Level 1)	Prices with other observable inputs (Level 2)	Prices with unobservable inputs (Level 3)
December 29, 2019
Assets
Cash and cash equivalents	$166,856	$166,856	$—	$—
2020 Notes Hedges	1,969	—	—	1,969
2021 Notes Hedges	183,437	—	—	183,437
2023 Notes Hedges	39,240	—	—	39,240
Total	$391,502	$166,856	$—	$224,646

Liabilities
2020 Notes Conversion Derivative	$1,666	$—	$—	$1,666
2021 Notes Conversion Derivative	179,478	—	—	179,478
2023 Notes Conversion Derivative	31,555	—	—	31,555
Contingent consideration	28,077	—	—	28,077
Total	$240,776	$—	$—	$240,776

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The following is a roll forward of our assets and liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) (in thousands):

	Balance at December 29, 2019	Additions	Transfers into Level 3	Gain/(loss) on fair value adjustments included in earnings	Settlements	Currency	Balance at March 29, 2020
2020 Notes Hedges	$1,969	—	—	(1,618)	(351)	—	$—
2020 Notes Conversion Derivative	$(1,666)	—	—	1,520	146	—	$—
2021 Notes Hedges	$183,437	—	—	(26,243)	—	—	$157,194
2021 Notes Conversion Derivative	$(179,478)	—	—	26,790	—	—	$(152,688)
2023 Notes Hedges	$39,240	—	—	1,173	—	—	$40,413
2023 Notes Conversion Derivative	$(31,555)	—	—	14,075	—	—	$(17,480)
Contingent consideration	$(28,077)	—	—	(454)	—	369	$(28,162)

6. Property, Plant and Equipment
Property, plant and equipment, net consists of the following (in thousands):

	March 29, 2020	December 29, 2019
Property, plant and equipment, at cost	$671,750	$648,318
Less: Accumulated depreciation	(414,141)	(396,396)
	$257,609	$251,922

7. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill occurring during the three months ended March 29, 2020 and March 31, 2019 are as follows (in thousands):

	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Total
Balance at December 29, 2019	$569,970	$625,926	$65,071	$1,260,967
Foreign currency translation	—	(880)	(4,864)	(5,744)
Balance at March 29, 2020	$569,970	$625,046	$60,207	$1,255,223

Balance at December 30, 2018	$569,970	$627,850	$71,134	$1,268,954
Foreign currency translation	—	(1,549)	(4,880)	(6,429)
Balance at March 31, 2019	$569,970	$626,301	$66,254	$1,262,525

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

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The components of our identifiable intangible assets, net, are as follows (in thousands):

	March 29, 2020		December 29, 2019
	Cost	Accumulated amortization	Cost	Accumulated amortization
Indefinite life intangibles:
In-process research and development (IPRD) technology	$6,835	$—	$6,238	$—
Total indefinite life intangibles	6,835		6,238

Finite life intangibles:
Completed technology	170,922	76,018	172,111	72,140
Licenses	9,247	3,115	9,247	2,835
Customer relationships	179,871	43,754	181,094	41,389
Trademarks	13,840	11,814	14,002	11,834
Non-compete agreements	6,077	4,446	5,713	4,090
Other	1,940	744	2,022	757
Total finite life intangibles	381,897	$139,891	384,189	$133,045

Total intangibles	388,732		390,427
Less: Accumulated amortization	(139,891)		(133,045)
Intangible assets, net	$248,841		$257,382

Based on the total finite life intangible assets held at March 29, 2020, we expect amortization expense of approximately $31 million in 2020, $30 million in 2021, $30 million in 2022, $30 million in 2023, and $27 million in 2024.
8. Debt and Finance Lease Obligations
Debt and finance lease obligations consist of the following (in thousands):

	Maturity by Fiscal Year	March 29, 2020	December 29, 2019
Finance lease obligations	2020-2026	$23,995	$25,086
Convertible Notes
1.625% Notes	2023	702,535	695,748
2.25% Notes [1]	2021	350,834	344,635
2.0% Notes	2020	—	55,997
Term loan facility	2021	19,379	19,296
Asset-based line of credit [2]	2021	19,725	20,652
Other debt	2020-2024	5,640	6,615
		1,122,108	1,168,029
Less: Current portion [1,2]		(379,514)	(430,862)
Long-term debt and finance lease obligations		$742,594	$737,167

_______________________

[1]
As of March 29, 2020 and December 29, 2019, the sale price condition (as defined below) for the 2021 Notes was satisfied and, therefore, the 2021 Notes are convertible at any time during the succeeding calendar quarterly period. As a result, the carrying value of the 2021 Notes was classified as a current liability as of March 29, 2020 and December 29, 2019.

[2]
We have reflected this debt as a current liability as of March 29, 2020 and December 29, 2019, as required by US GAAP due to the weekly lockbox repayment/re-borrowing arrangement underlying the agreement, as well as the ability for the lenders to accelerate the repayment of the debt under certain circumstances as described below.

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Convertible Notes
The components of our Convertible Notes were as follows (in thousands):

	March 29, 2020	December 29, 2019
Principal amount of 2023 Notes	$814,556	$814,556
Unamortized debt discount	(101,751)	(107,916)
Unamortized debt issuance costs	(10,270)	(10,892)
Net carrying amount of 2023 Notes	$702,535	$695,748

Principal amount of 2021 Notes	$395,000	$395,000
Unamortized debt discount	(41,570)	(47,405)
Unamortized debt issuance costs	(2,596)	(2,960)
Net carrying amount of 2021 Notes	$350,834	$344,635

Principal amount of 2020 Notes	$—	$56,455
Unamortized debt discount	—	(408)
Unamortized debt issuance costs	—	(50)
Net carrying amount of 2020 Notes	$—	$55,997

The 2021 Notes were issued by us and the 2020 Notes and the 2023 Notes were issued by Wright Medical Group, Inc. (WMG) and are fully and unconditionally guaranteed by Wright Medical Group N.V. The 2020 Notes matured and were repaid on February 15, 2020.
The holders of the Convertible Notes may convert their notes solely into cash at their option at any time prior to the Early Conversion date (as defined below) only under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter), if the last reported sale price of our ordinary shares for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day (the sale price condition); (2) during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our ordinary shares and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events, including in connection with the Offer as further described below and within Note 1. The Certain terms of conversion are set forth below:

	2021 Notes	2023 Notes
Conversion rate	46.8165	29.9679
Conversion price	$21.36	$33.37
Early Conversion date	May 15, 2021	December 15, 2022
Maturity date	November 15, 2021	June 15, 2023

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

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

On November 4, 2019, we entered into a definitive agreement with Stryker and its subsidiary, Stryker B.V. Under the terms of the agreement, and upon the terms and subject to the conditions thereof, Stryker B.V. commenced the Offer to purchase all of the outstanding ordinary shares of Wright for $30.75 per share, without interest and less applicable withholding taxes, in cash. The obligation of Stryker and Stryker B.V. to consummate the Offer is subject to the tender of a minimum number of our outstanding shares in the related tender offer, the adoption of certain resolutions relating to the transaction at an extraordinary general meeting of Wright’s shareholders (which condition has been met), receipt of applicable regulatory approvals and other customary conditions. If these conditions are satisfied and the Offer closes, Stryker may acquire any remaining shares through a post-offer reorganization. Wright expects that a fundamental change and a make-whole fundamental change will occur at the time Stryker B.V. accepts for purchase and pays for all shares validly tendered pursuant to the Offer. Wright also expects that the Offer will trigger certain conversion rights under each of the Notes Indentures prior to the closing of the proposed acquisition by Stryker.
As described above, the 2021 Notes were convertible during the first quarter of 2020, however, there were no conversions during the quarter.
The 2021 Notes and our guarantee of the 2023 Notes are senior unsecured obligations that rank: (i) senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the guarantee; (ii) equal in right of payment to any of our unsecured indebtedness that is not so subordinated; (iii) effectively junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and (iv) structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries. Because the 2023 Notes were issued by WMG, they are structurally senior to all indebtedness and other liabilities of Wright Medical Group N.V.
The estimated fair value of the 2021 and 2023 Notes was approximately $554.3 million and $821.0 million, respectively, at March 29, 2020, based on a quoted price in an active market (Level 1).
The Notes Conversion Derivatives require bifurcation from the Convertible Notes in accordance with ASC Topic 815, Derivatives and Hedging, and are accounted for as a derivative liability. See Note 5 for additional information regarding the Notes Conversion Derivative.
In connection with the issuance of each series of Convertible Notes, we and WMG entered into the Note Hedges, which are generally intended to reduce exposure to potential cash payments that we or WMG, as applicable, would be required to make if holders elect to convert the Convertible Notes at a time when our ordinary share price exceeds the conversion price. We also entered into warrant transactions (the Warrants) in connection with the issuance of each series of Convertible Notes in which we sold warrants that are initially exercisable in the same number of shares as are issuable upon conversion of the applicable series of Convertible Notes at the initial conversion rate. The strike price of the Note Hedge for each series of Convertible Notes is equal to the conversion price of the applicable series of Convertible Notes and the exercise prices for the Warrants issued with the 2021 and 2023 Notes are $30.00 and $40.86, respectively. The strike prices of the Notes Hedges and exercise prices of the Warrants are subject to adjustment upon the occurrence of certain events including in connection with the Offer as further described above and within Note 1. See Note 5 for additional information regarding the Notes Hedges. The 2020 Note Hedge and 2020 Conversion Derivative were settled during the first quarter of 2020 and resulted in net proceeds of approximately $0.2 million. The warrants associated with the 2020 Notes have an exercise price of $38.80 and are expected to be net-share settled and exercisable over a certain trading period as detailed below.
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
As of March 29, 2020 and December 29, 2019, we had warrants outstanding related to the 2020 Notes, 2021 Notes and 2023 Notes which were exercisable for 1.9 million ordinary shares, 18.5 million ordinary shares, and 24.4 million ordinary shares, respectively.
As of March 29, 2020, our effective interest rates for the 2020, 2021, and 2023 Notes were 8.54%, 9.72%, and 5.76%, respectively. For the three months ended March 29, 2020 and March 31, 2019, we recorded the following interest expense related to the amortization of the debt discount (in thousands):

	Three months ended
	March 29, 2020	March 31, 2019
2023 Notes	$6,166	$5,524
2021 Notes	5,835	5,296
2020 Notes	408	1,445

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
The fair value of the 2023 Notes Conversion Derivative associated with the additional $139.6 million of 2023 Notes was $28.9 million at the time of issuance, and the pro rata share of the 2020 Notes Conversion Derivative that was settled as part of the additional 2023 Notes exchange had a fair value of $16.3 million immediately prior to issuance of the additional 2023 Notes. As the exchange was accounted for as a debt modification, the net amount of $12.6 million was recognized as a loss on settlement during the quarter ended March 31, 2019.
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
For more information relating to our Convertible Notes, please refer to our Annual Report on Form 10-K for the year ended December 29, 2019.

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Credit Agreement
On December 23, 2016, we, together with WMG and certain of our other wholly-owned U.S. subsidiaries (collectively, Borrowers), entered into a Credit, Security and Guaranty Agreement with MidCap Financial Trust, as administrative agent (Agent) and a lender and the additional lenders from time to time party thereto, which agreement was subsequently amended and restated in May 2018 and subsequently amended thereafter on several occasions, including the May 7, 2020 amendment described in Note 13, which, among other things, suspended certain financial covenants through the end of 2020 (as amended, the Credit Agreement).
The Credit Agreement provides for a $175 million senior secured asset-based line of credit, subject to the satisfaction of a borrowing base requirement (ABL Facility) and a $55 million term loan facility (Term Loan Facility). The ABL Facility may be increased by up to $75 million upon the Borrowers’ request, subject to the consent of the Agent and each of the other lenders providing such increase. All borrowings under the ABL Facility are subject to the satisfaction of customary conditions, including the absence of default, the accuracy of representations and warranties in all material respects and the delivery of an updated borrowing base certificate. The initial $20 million term loan tranche was funded at closing in May 2018. The Borrowers may at any time borrow the second $35 million term loan tranche, which option was previously scheduled to expire on May 7, 2021. As a result of the May 7, 2020 amendment to the Credit Agreement, as further described in Note 13, the option now expires on December 31, 2020. We anticipate borrowing the $35 million term loan tranche during the second quarter of 2020. All borrowings under the Term Loan Facility are subject to the satisfaction of customary conditions, including the absence of default and the accuracy of representations and warranties in all material respects.
As of March 29, 2020, we had $19.7 million in borrowings outstanding under the ABL Facility and $155.3 million in unused availability under the ABL Facility. We borrowed $30 million under the ABL Facility during April 2020 and anticipate borrowing an additional $10 million under the ABL Facility during the second quarter of 2020. As of December 29, 2019, we had $20.7 million in borrowings outstanding under the ABL Facility and $154.3 million in unused availability under the ABL Facility.
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
There is no scheduled amortization under the ABL Facility and (subject to borrowing base requirements and applicable conditions to borrowing) the available revolving commitment may be borrowed, repaid, and reborrowed without restriction. All outstanding loans under the ABL Facility will be due and payable in full on the date that is the earliest to occur of December 23, 2021 or the date that is 91 days prior to the maturity date of the 2021 Notes; provided if we refinance, extend, renew or replace at least 85% of the 2021 Notes, as applicable, outstanding as of the closing date of the ABL Facility pursuant to the terms of the Credit Agreement, the maturity date will be deemed extended.
Any voluntary or mandatory permanent reduction or termination of the revolving commitments under the ABL Facility is subject to a prepayment premium equal to 0.75% of such reduced or terminated amount.
The interest rate applicable to borrowings under the Term Loan Facility is equal to one-month LIBOR plus 7.85%, subject to a 1.00% LIBOR floor. The Credit Agreement previously provided that amortization payments under the Term Loan Facility were due in equal monthly installments beginning on May 1, 2019 unless we meet certain adjusted EBITDA targets; in which case, the amortization payments would not commence until May 1, 2021. We had previously met all such targets. As a result of the May 7, 2020 amendment to the Credit Agreement, as further described in Note 13, the monthly straight line amortization payments of the Term Loan Facility will now commence on January 1, 2021. In addition to paying interest on the outstanding loans under the

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Term Loan Facility, the Borrowers are also required to pay certain other customary fees related to Agent’s administration of the Term Loan Facility.
The Term Loan Facility requires mandatory prepayments, subject to the right of reinvestment and certain other exceptions, in amounts equal to 100% of the net cash proceeds from certain asset sales and casualty and condemnation events in excess of $10 million in any fiscal year. Any voluntary or mandatory prepayment under the Term Loan Facility, subject to certain exceptions, was previously subject to a 1.00% prepayment premium, but as a result of the May 7, 2020 amendment to the Credit Agreement, as further described in Note 13, the prepayment premium under the Term Loan Facility is now 1.25%. The advances under the Term Loan Facility are due and payable in full at the same time as the outstanding loans under the ABL Facility.
All of the obligations under the ABL Facility and the Term Loan Facility are guaranteed jointly and severally by us and each of the Borrowers and are secured by a senior first priority security interest in substantially all existing and after-acquired assets of us and each Borrower on the terms set forth in the Credit Agreement.
The Credit Agreement contains certain negative covenants that restrict our ability to take certain actions as specified in the ABL Credit Agreement and an affirmative covenant that we maintain net revenue at or above minimum levels and maintain liquidity in the United States at a level specified in the Credit Agreement, subject to certain exceptions. In addition to financial and liquidity covenants consistent with those in the Credit Agreement, while the Term Loan Facility is outstanding, the Company is required to maintain a minimum adjusted EBITDA, as described in the Credit Agreement. As described in Note 13, on May 7, 2020, we agreed with MidCap to amend the Credit Agreement to suspend the quarterly-tested minimum net revenue and minimum adjusted EBITDA financial covenants through the end of 2020 and add a minimum liquidity covenant that will apply from the date of the amendment through May 15, 2021. The Credit Agreement will not affect our ability to meet our existing contractual obligations, except in circumstances where an event of default (subject to certain exceptions) has occurred and is continuing. The Credit Agreement also contains negative covenants, representations and warranties, affirmative covenants and events of default, in each case subject to grace periods, thresholds, and materiality qualifiers consistent with the Credit Agreement.
Our exposure to interest rate risk arises principally from variable interest rates applicable to borrowings under our Credit Agreement and the interest rates associated with our invested cash balances.
Borrowings under our Credit Agreement, including our ABL Facility and Term Loan Facility, bear interest at variable rates. The interest rate margin applicable to borrowings under the ABL Facility is, at the option of the Borrowers, equal to either (a) 3.25% for base rate loans or (b) 4.25% for LIBOR rate loans, subject to a 0.75% LIBOR floor. The interest rate applicable to borrowings under the Term Loan Facility is equal to one-month LIBOR plus 7.85%, subject to a 1.00% LIBOR floor. Based upon our debt level and the LIBOR floor on our interest rate, a 100 basis point increase in the annual interest rate on such borrowings would have an immaterial impact on our interest expense on an annual basis.
Other Debt
Other debt primarily includes government loans, mortgages, and miscellaneous international bank loans.
9. Accumulated Other Comprehensive Income (AOCI)
Other comprehensive income (OCI) includes certain gains and losses that under US GAAP are included in comprehensive loss but are excluded from net loss as these amounts are initially recorded as an adjustment to shareholders’ equity. Amounts in OCI may be reclassified to net loss upon the occurrence of certain events.
For the three months ended March 29, 2020 and March 31, 2019, OCI was comprised solely of foreign currency translation adjustments.
Changes in AOCI for the three months ended March 29, 2020 and March 31, 2019 were as follows (in thousands):

Three months ended March 29, 2020
Currency translation adjustment
Balance at December 29, 2019	$(29,499)
Other comprehensive loss	(9,112)
Balance at March 29, 2020	$(38,611)

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Three months ended March 31, 2019
Currency translation adjustment
Balance at December 30, 2018	$(8,083)
Other comprehensive loss	(11,303)
Balance at March 31, 2019	$(19,386)

10. Capital Stock and Earnings Per Share
Our articles of association provide an authorized capital of €9.6 million divided into 320 million ordinary shares, each with a par value of three Euro cents (€0.03). At our 2019 annual general meeting of shareholders, our shareholders authorized our board of directors until June 28, 2021 to issue, or grant rights to purchase or subscribe for, our unissued ordinary shares up to 20% of our issued and outstanding shares at the time of issue, which is further divided into 10% for general corporate purposes (including potential mergers and acquisitions) and an additional 10% only for potential mergers and acquisitions. We had 128.8 million and 128.6 million ordinary shares issued and outstanding as of March 29, 2020 and December 29, 2019, respectively.
FASB ASC Topic 260, Earnings Per Share, requires the presentation of basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted-average number of ordinary shares outstanding during the period. Diluted earnings per share is calculated to include any dilutive effect of our ordinary share equivalents. For the three months ended March 29, 2020 and March 31, 2019, our ordinary share equivalents consisted of stock options, restricted stock units, performance share units, and warrants. The dilutive effect of the stock options, restricted stock units, performance share units, and warrants is calculated using the treasury-stock method.
We had outstanding options to purchase 8.7 million ordinary shares, 1.2 million restricted stock units, and 0.8 million performance share units, assuming maximum performance, at March 29, 2020 and outstanding options to purchase 9.4 million ordinary shares, 1.3 million restricted stock units, and 0.5 million performance share units, assuming maximum performance, at March 31, 2019.
We had outstanding net-share settled warrants on the 2020 Notes, 2021 Notes and 2023 Notes of 1.9 million ordinary shares, 18.5 million ordinary shares, and 24.4 million ordinary shares, respectively, at March 29, 2020 and March 31, 2019. See Note 8 of the condensed consolidated financial statements for additional information about the convertible notes and the related warrants.
None of the options, restricted stock units, performance share units, or warrants were included in the calculation of diluted net loss from continuing operations per share, diluted loss from discontinued operations per share, and diluted net loss per share for the three months ended March 29, 2020 or March 31, 2019, because we recorded a net loss from continuing operations for all periods. Including these instruments would be anti-dilutive as the net loss from continuing operations is the control number in determining whether those potential common shares are dilutive or anti-dilutive.
The weighted-average number of ordinary shares outstanding for basic and diluted earnings per share purposes is as follows (in thousands):

	Three months ended
	March 29, 2020	March 31, 2019
Weighted-average number of ordinary shares outstanding-basic and diluted	128,743	125,812

11. Commitments and Contingencies
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
Patent Litigation
On March 23, 2018, WMT filed suit against Paragon 28, Inc. (Paragon 28) in the United States District Court for the District of Colorado, alleging infringement of ten patents concerning orthopaedic plates, plating systems and instruments, and related methods of use. Our complaint seeks damages, injunctive relief and attorneys’ fees. On June 4, 2018, Paragon 28 filed an amended answer and counterclaim seeking declaratory judgment of non-infringement and invalidity of the patent-in-suit, and attorneys’ fees. On September 28, 2018, WMT filed an amended complaint adding claims against Paragon 28 for misappropriation of trade secrets and related wrongdoing. Paragon 28 filed a motion to dismiss those trade secret-related claims, which WMT opposed. On September 30, 2019, the Court issued an order granting in part and denying in part the motion to dismiss, leaving intact the majority of the trade secret-related claims. A motion for clarification of the order remains pending. In March 2019, Paragon 28 filed four petitions with the Patent Trial and Appeal Board seeking Inter Partes Reviews of the patents in question, which WMT opposed. On September 25, 2019 and October 4, 2019, the Patent Trial and Appeal Board granted Paragon 28’s petitions. Oral arguments are scheduled for June 2020; after which time, the Patent Trial and Appeal Board will render a substantive decision on the merits of the petitions.
On April 24, 2020, ConforMIS, Inc. filed suit against WMT and Tornier, Inc. in the United States District Court for the District of Delaware alleging that the patient specific instrumentation (PSI) Wright makes available for use in certain shoulder arthroplasty procedures infringes its asserted patents. The suit alleges that shoulder implants and related products, when used together with PSI, also infringe the asserted patents. The suit seeks, among other things, a permanent injunction, statutory damages and treble damages for willful infringement. We dispute these allegations and intend to defend the suit vigorously.
Product Liability
We have received claims for personal injury against us associated with fractures of the PROFEMUR® titanium modular neck product (PROFEMUR® Claims). As of March 29, 2020, there were approximately 25 unresolved pending U.S. lawsuits and approximately 50 unresolved pending non-U.S. lawsuits alleging such claims (44 of which are part of a single consolidated class action lawsuit in Canada). The overall fracture rate for the product is low and the fractures appear, at least in part, to relate to patient demographics. In 2009, we began offering a cobalt-chrome version of the PROFEMUR® modular neck, which has greater strength characteristics than the alternative titanium version. However, during the fiscal quarter ended September 30, 2011, as a result of an increase in the number and monetary amount of these claims, management estimated our liability to patients in the United States and Canada who have previously required a revision following a fracture of a PROFEMUR® titanium modular neck, or who may require a revision in the future. As of March 29, 2020, our accrual for PROFEMUR® Claims totaled $11.9 million, of which $7.7 million is included in our condensed consolidated balance sheet within “Accrued expenses and other current liabilities” and $4.2 million is included within “Other liabilities.” As of December 29, 2019, our accrual for PROFEMUR® Claims totaled $12.1 million, of which $8.8 million is included in our consolidated balance sheet within “Accrued expenses and other current liabilities” and $3.3 million is included within “Other liabilities.” We expect to pay the majority of these claims within the next two years. Any claims associated with this product outside of the United States and Canada, or for any other products, will be managed as part of our standard product liability accrual methodology on a case-by-case basis.
We are aware that MicroPort has recalled a certain size of its cobalt chrome modular neck product as a result of alleged fractures. As of March 29, 2020, there were four pending U.S. lawsuits and four pending non-U.S. lawsuits against us alleging personal injury resulting from the fracture of a cobalt chrome modular neck. These claims will be managed as part of our standard product liability accrual methodology on a case-by-case basis.
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

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Excluding claims resolved in the MoM Settlement Agreements, as of March 29, 2020, there were approximately 222 unresolved metal-on-metal hip cases pending in the U.S. This number includes cases ineligible for settlement under the MoM Settlement Agreements, cases which opted out of such settlements, post-settlement cases, tolled cases, and existing state court cases that were not part of the MDL or JCCP. As of March 29, 2020, we estimate there also were pending approximately 27 unresolved non-U.S. metal-on metal hip cases, 12 unresolved U.S. modular neck cases alleging claims related to the release of metal ions, and zero non-U.S. modular neck cases with metal ion allegations. We also estimate that as of March 29, 2020, there were approximately 510 non-revision claims either dismissed or awaiting dismissal from the MDL and JCCP, which dismissal is a condition of the MoM Settlement Agreements. Although there is a limited time period during which dismissed non-revision claims may be refiled, it is presently unclear how many non-revision claimants will elect to do so. As of March 29, 2020, no dismissed non-revision cases have been refiled.
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
As previously disclosed, between November 2016 and October 2017, WMT entered into three MoM Settlement Agreements with Court-appointed attorneys representing plaintiffs in the MDL and JCCP to settle a total of 1,974 cases that met the eligibility requirements of the MoM Settlement Agreements and were either pending in the MDL or JCCP, or subject to court-approved tolling agreements in the MDL or JCCP, for an aggregate sum of $339.2 million. As of March 29, 2020, we had funded $336.0 million under the MoM Settlement Agreements. We, the indirect parent company of WMT, have guaranteed WMT’s obligations under the MoM Settlement Agreements.
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
As of March 29, 2020, our accrual for metal-on-metal claims totaled $38.4 million, of which $31.8 million is included in our consolidated balance sheet within “Accrued expenses and other current liabilities” and $6.6 million is included within “Other liabilities.” As of December 29, 2019, our accrual for metal-on-metal claims totaled $40.5 million, of which $33.0 million was included in our consolidated balance sheet within “Accrued expenses and other current liabilities” and $7.5 million was included within “Other liabilities.” Our accrual is based on (i) case by case accruals for specific cases where facts and circumstances warrant, and (ii) the implied settlement values for eligible claims under the MoM Settlement Agreements. We are unable to reasonably estimate the high-end of a possible range of loss for claims which elected to opt out of the MoM Settlement Agreements. Claims we can confirm would meet the eligibility criteria set forth in the MoM Settlement Agreements but are excluded from the settlements due to the maximum settlement cap, or because they are cases not part of the MDL or JCCP, have been accrued consistent with the respective settlement rates. Due to the general uncertainties surrounding all metal-on metal claims as noted above, as well as insufficient information about individual claims, we are presently unable to reasonably estimate a range of loss for future claims; hence we have not accrued for these claims at the present time.
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
As of March 29, 2020, our insurance carriers have paid an aggregate of $120.4 million of insurance proceeds related to the metal-on-metal claims, including amounts received under the above referenced settlement agreements, of which $113.7 million has been paid directly to us and $6.7 million has been paid directly to claimants. Except as provided in such settlement agreements, our acceptance of the insurance proceeds was not a waiver of any other claim we may have against the insurance carriers unrelated to metal-on-metal coverage and our disputes with carriers relating thereto.
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
Stryker Acquisition Related Litigation
On January 15, 2020, John Thompson, a purported shareholder of the Company, filed a putative class action lawsuit against us, members of our board of directors, Stryker B.V., and Stryker Corporation in the United States District Court for the District of Delaware. The lawsuit is captioned Thompson v. Wright Medical Group N.V., et al., Case No. 1:20-cv-00061 (the Thompson Action). The complaint filed in the Thompson Action alleges that we and the members of our board of directors violated federal securities laws and regulations by failing to disclose material information in the Schedule 14D-9 filed in connection with the transactions contemplated by the Stryker purchase agreement, which the plaintiff in the Thompson Action alleges rendered the Schedule 14D-9 false and misleading. In addition, the plaintiff in the Thompson Action alleges that members of our board of directors and Stryker acted as controlling persons of the company within the meaning of and in violation of Section 20(a) of the Exchange Act to influence and control the dissemination of the allegedly defective Schedule 14D-9. The plaintiff in the Thompson Action seeks, among other things, an order enjoining consummation of the transactions contemplated by the Stryker purchase agreement; rescission of such transactions if they have already been consummated and rescissory damages; an order directing our board of directors to file a Schedule 14D-9 that does not contain any untrue statements of material fact and that states all material facts required or necessary to make the statements contained therein not misleading; a declaration that the defendants violated certain federal securities laws and regulations; and an award of plaintiff’s costs, including attorneys’ fees and expenses.
On January 31, 2020, William Grubb, a purported shareholder of the Company, filed a lawsuit against us and members of our board of directors in the United States District Court for the Eastern District of New York.  The lawsuit is captioned Grubb v. Wright Medical Group N.V., et al., Case No. 1:20-cv-00553 (the Grubb Action). The complaint filed in the Grubb Action alleges that we and the members of our board of directors violated federal securities laws and regulations by failing to disclose material information in the Schedule 14D-9 filed in connection with the transactions contemplated by the Stryker purchase agreement, which the plaintiff in the Grubb Action alleges rendered the Schedule 14D-9 false and misleading. In addition, the plaintiff in the Grubb Action alleges that members of our board of directors acted as controlling persons of the company within the meaning of and in violation of Section 20(a) of the Exchange Act to influence and control the dissemination of the allegedly defective Schedule 14D-9. The plaintiff in the Grubb Action seeks, among other things, an order enjoining consummation of the transactions contemplated by the Stryker purchase agreement; rescission of such transactions if they have already been consummated and rescissory damages; a declaration that the defendants violated certain federal securities laws and regulations; and an award of plaintiff’s costs, including attorneys’ fees and expenses.
On April 9, 2020, Gracie Woodward, a purported shareholder of the Company, filed a lawsuit against us and members of our board of directors in the United States District Court for the District of Delaware.  The lawsuit is captioned Woodward v. Wright Medical Group N.V., et al., Case No. 1:20-cv-494 (the Woodward Action).  The complaint filed in the Woodward Action alleges that we and the members of our board of directors violated federal securities laws and regulations by failing to disclose material information in the Schedule 14D-9 filed in connection with the transactions contemplated by the Stryker purchase agreement, which the plaintiff in the Woodward Action alleges rendered the Schedule 14D-9 false and misleading.  In addition, the plaintiff in the Woodward

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Action alleges that members of our board of directors acted as controlling persons of the company within the meaning of and in violation of Section 20(a) of the Exchange Act to influence and control the dissemination of the allegedly defective Schedule 14D-9.  The plaintiff in the Woodward Action seeks, among other things, an order enjoining consummation of the transactions contemplated by the Stryker purchase agreement; rescission of such transactions if they have already been consummated and rescissory damages; a declaration that the defendants violated certain federal securities laws and regulations; and an award of plaintiff’s costs, including attorneys’ fees and expenses.
On April 15, 2020, Marcy Curtis, a purported shareholder of the Company, filed a putative class action lawsuit against us, members of our board of directors, Stryker B.V., and Stryker Corporation in the United States District Court for the District of Delaware. That suit is captioned Curtis v. Wright Medical Group N.V., et al., Case No. 1:20-cv-00509 (the Curtis Action). The complaint filed in the Curtis Action alleges that we and the members of our board of directors violated federal securities laws and regulations by failing to disclose material information in the Schedule 14D-9 filed in connection with the transactions contemplated by the Stryker purchase agreement, which the plaintiff in the Curtis Action alleges rendered the Schedule 14D-9 false and misleading. In addition, the plaintiff in the Curtis Action alleges that members of our board of directors and Stryker acted as controlling persons of the company within the meaning of and in violation of Section 20(a) of the Exchange Act to influence and control the dissemination of the allegedly defective Schedule 14D-9. The plaintiff in the Curtis Action seeks, among other things, an order enjoining consummation of the transactions contemplated by the Stryker purchase agreement; rescission of such transactions if they have already been consummated and rescissory damages; an order directing our board of directors to file a Schedule 14D-9 that does not contain any untrue statements of material fact and that states all material facts required or necessary to make the statements contained therein not misleading; a declaration that the defendants violated certain federal securities laws and regulations; and an award of plaintiff’s costs, including attorneys’ fees and expenses.
On April 28, 2020, Shiva Stein, a purported shareholder of the Company, filed a lawsuit against us, members of our board of directors, Stryker B.V., and Stryker Corporation in the United States District Court for the District of Delaware.  That suit is captioned Stein v. Wright Medical Group N.V., et al., Case No. 1:20-cv-00582 (the “Stein Action”). The complaint filed in the Stein Action alleges that we, the members of our board of directors, and the Stryker defendants violated federal securities laws and regulations by failing to disclose material information in the Schedule 14D-9 filed in connection with the transactions contemplated by the Stryker purchase agreement, which the plaintiff in the Stein Action alleges rendered the Schedule 14D-9 false and misleading. In addition, the plaintiff in the Stein Action alleges that members of our board of directors acted as controlling persons of the company within the meaning of and in violation of Section 20(a) of the Exchange Act to influence and control the dissemination of the allegedly defective Schedule 14D-9. The plaintiff in the Stein Action seeks, among other things, an order enjoining consummation of the transactions contemplated by the Stryker purchase agreement; rescission of such transactions if they have already been consummated and rescissory damages; and an award of plaintiff’s costs, including attorneys’ fees and expenses.
Other
In addition to those noted above, we are subject to various other legal proceedings, product liability claims, corporate governance, and other matters which arise in the ordinary course of business.
12. Segment Information
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

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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
Selected financial information related to our segments is presented below for the three months ended March 29, 2020 and March 31, 2019 (in thousands):

	Three months ended March 29, 2020
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Corporate [1]	Total
Net sales from external customers	$86,537	$87,256	$44,747	$—	$218,540
Depreciation expense	3,021	3,292	3,607	6,118	16,038
Amortization expense	—	—	—	8,124	8,124
Segment operating income (loss)	$20,176	$33,868	$(4,999)	$(45,613)	$3,432
Other:
Transaction & transition costs					6,120
Operating loss					(2,688)
Interest expense, net					20,470
Other income, net					(13,707)
Loss before income taxes					$(9,451)

	Three months ended March 31, 2019
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Corporate [1]	Total
Net sales from external customers	$94,816	$82,951	$52,360	$—	$230,127
Depreciation expense	2,688	3,151	3,763	5,899	15,501
Amortization expense	—	—	—	7,587	7,587
Segment operating income (loss)	$28,941	$31,448	$(1,489)	$(52,179)	$6,721
Other:
Inventory step-up amortization					352
Transition costs					424
Operating income					5,945
Interest expense, net					19,695
Other expense, net					12,895
Loss before income taxes					$(26,645)

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

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Net sales by geographic region by product line are as follows (in thousands):

	Three months ended
	March 29, 2020	March 31, 2019
United States
Lower extremities	$65,365	$71,308
Upper extremities	86,240	81,727
Biologics	20,422	22,640
Sports med & other	1,766	2,092
Total United States	$173,793	$177,767

EMEAC
Lower extremities	$10,663	$12,258
Upper extremities	19,659	23,277
Biologics	1,699	2,072
Sports med & other	2,269	2,626
Total EMEAC	$34,290	$40,233

Other
Lower extremities	$2,825	$3,293
Upper extremities	5,222	6,188
Biologics	2,250	2,466
Sports med & other	160	180
Total other	$10,457	$12,127

Total net sales	$218,540	$230,127

Assets in the U.S. Upper Extremities, U.S. Lower Extremities & Biologics, and International Extremities & Biologics segments are those assets used exclusively in the operations of each business segment or allocated when used jointly. Assets in the Corporate category are principally cash and cash equivalents, derivative assets, property, plant and equipment associated with our corporate headquarters, assets associated with discontinued operations, product liability insurance receivables, and assets associated with income taxes. Total assets by business segment as of March 29, 2020 and December 29, 2019 are as follows (in thousands):

	March 29, 2020
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Corporate	Total
Total assets	$945,197	$907,322	$290,136	$337,927	$2,480,582

	December 29, 2019
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Corporate	Total
Total assets	$952,187	$914,317	$292,929	$426,207	$2,585,640

13. Subsequent Event
On May 7, 2020, we entered into Amendment No. 4 to Amended and Restated Credit, Security and Guaranty Agreement by and among us, as guarantor, Wright Medical Group, Inc. and certain of our other wholly-owned U.S. subsidiaries, as borrowers, MidCap Funding IV Trust, as administrative agent and a lender, and the additional lenders named therein, pursuant to which we agreed

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

with MidCap to amend the Credit Agreement to, among other things, (i) change the last date by which the remaining $35 million of the Term Loan Facility may be borrowed from May 7, 2021 to December 31, 2020, (ii) increase the prepayment premium under the Term Loan Facility to 1.25%, (iii) suspend the quarterly-tested minimum net revenue and minimum adjusted EBITDA financial covenants through the end of 2020, (iv) adjust the calculation of net revenue and adjusted EBITDA for purposes of the financial covenants in the first three quarters of 2021, (v) add a minimum liquidity covenant that will apply from the date of the amendment through May 15, 2021 and (vi) provide that monthly straight line amortization payments of the Term Loan Facility will commence on January 1, 2021.
During April 2020, we borrowed $30 million under the ABL Facility. We anticipate borrowing an additional $10 million under the ABL Facility and $35 million under the Term Loan Facility during the second quarter of 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition for the three months ended March 29, 2020. This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements, our Annual Report on Form 10-K for the year ended December 29, 2019, which includes additional information about our critical accounting policies and practices and risk factors, and “Special Note Regarding Forward-Looking Statements.”
Proposed Acquisition by Stryker
On November 4, 2019, we entered into a definitive agreement with Stryker and its subsidiary, Stryker B.V. Under the terms of the purchase agreement, and upon the terms and subject to the conditions thereof, Stryker B.V. has commenced a tender offer to purchase all of the outstanding ordinary shares of Wright for $30.75 per share, without interest and less applicable withholding taxes, in cash (Offer). The Offer is currently scheduled to expire at 5:00 p.m., Eastern Time, on June 30, 2020, but may be extended in accordance with the terms of the purchase agreement between Stryker and Wright. The closing of the transaction is subject to receipt of applicable regulatory approvals, the adoption of certain resolutions relating to the transaction at an extraordinary general meeting of Wright’s shareholders (which condition has been met), completion of the Offer, and other customary closing conditions.
Background
On January 9, 2014, we completed the sale of our former hip and knee (OrthoRecon) business to MicroPort Scientific Corporation (MicroPort). All current and historical operating results for the OrthoRecon business are reflected within discontinued operations in the condensed consolidated financial statements for all periods presented, unless otherwise noted.
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
Our fiscal year-end is generally determined on a 52-week basis and runs from the first Monday after the last Sunday of December of a year and ends on the last Sunday of December of the following year. Every few years, it is necessary to add an extra week to the year making it a 53-week period. The three months ended March 29, 2020 and March 31, 2019 each consisted of thirteen weeks.
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
We sell our products in approximately 50 countries with principal markets in the United States, Europe, Asia, Canada, Australia, and Latin America. Our products are sold primarily through a network of employee and independent sales representatives in the United States and by a combination of employee sales representatives, independent sales representatives, and stocking distributors outside the United States.
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
Our principal lower extremities products include the INBONE®, INFINITY®, and INVISION™ Total Ankle Replacement systems, all of which can be used with our PROPHECY® Preoperative Navigation Guides, which combine computer imaging with a patient’s CT scan, and are designed to provide alignment accuracy while reducing surgical steps. As a result of our October 2018 acquisition of Cartiva, our lower extremities product portfolio includes Cartiva’s Synthetic Cartilage Implant (SCI), the only PMA approved product for treatment of first Metatarsophalangeal (MTP) joint osteoarthritis. Our lower extremities products also include the PROstep™ Minimally Invasive Surgery system for foot and ankle, Salvation external fixation system for the treatment of Charcot diabetic foot, the CLAW® II Polyaxial Compression Plating System, the ORTHOLOC™ 3Di Reconstruction Plating System, the PHALINX® system used for hammertoe indications, PRO-TOE® VO Hammertoe System, the VALOR® ankle fusion nail system, and the Swanson line of toe joint replacement products.
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
Potential Impact of Global COVID-19 Pandemic. The global COVID-19 pandemic has led to the temporary closure of businesses, travel restrictions and social distancing. Hospitals, ambulatory surgery centers and other medical facilities have deferred elective procedures, diverted resources to patients suffering from infections and limited access for non-patients, including our sales representatives. Because of the COVID-19 pandemic, surgeons and their patients are required, or are choosing, to defer procedures in which our products otherwise would be used, and many facilities that specialize in the procedures in which our products otherwise would be used have temporarily closed or reduced operating hours. These circumstances have negatively impacted the ability of our employees, independent sales representatives and distributors to effectively market and sell our products. While we believe the impact of COVID-19 on our business will be temporary, we cannot precisely estimate the length of the impact, and we expect our net sales to decline in the second quarter of 2020 compared to the prior year periods and the first quarter of 2020.
In response to the COVID-19 pandemic, we set our corporate priorities and actions as follows. First, we are focused on the health and safety of our employees. Second, we are focused on continuity of product supply and service for our customers and their patients. Third, we are focused on minimizing the spread of the virus to reduce the impact on our communities and hospital systems. Finally, we are focused on maintaining the sustainability of our Company by diligently and thoughtfully conserving and allocating resources, and pausing non-critical spending and non-critical hiring. In furtherance of this objective, we recently implemented temporary reductions in base salaries for our executive officers and certain other employees, including a 50% reduction for our Chief Executive Officer, 25% reductions for other officers and 15% reduction for certain other employees, as well as a temporary 50% reduction in cash retainers for our Board of Directors.
Because of the anticipated temporary decline in our net sales, on May 7, 2020, we agreed with MidCap to amend the Credit Agreement to, among other things, suspend the quarterly-tested minimum net revenue and minimum adjusted EBITDA financial covenants through the end of 2020 and add a minimum liquidity covenant that will apply from the date of the amendment through May 15, 2021. See Note 13 to the condensed consolidated financial statements for a description of this amendment.

Other Significant Quarterly Business Developments.
The 2020 Notes which had a principal balance of $56.5 million matured and were repaid in February 2020. Additionally the 2020 Notes Hedge and 2020 Conversion Derivative were settled during the first quarter of 2020 and resulted in net proceeds of approximately $0.2 million.
Financial Highlights. Net sales decreased 5.0% totaling $218.5 million in the first quarter of 2020, compared to $230.1 million in the first quarter of 2019, due to the impact of the COVID-19 pandemic. Overall, the disruption of the pandemic to worldwide surgical volume was not significant through the middle of fiscal March 2020. As the COVID-19 pandemic spread to Western Europe and North America, however, we began to experience a significant decline in volume in the last half of March 2020 compared to the prior year period and earlier in the first quarter of 2020. Average sales per day in the U.S. declined more than 50% compared with the average sales per day experienced earlier in first quarter of 2020. Sales in our European direct markets (principally France, Germany, and Italy) also declined compared with the average daily sales experienced earlier in the first quarter of 2020 with similar rates as the U.S.
Our U.S. net sales decreased $4.0 million, or 2.2%, in the first quarter of 2020 as compared to the first quarter of 2019, due to the COVID-19 pandemic. Sales in our U.S. lower extremities business declined by 8.3%, which were partially offset by net sales growth of 5.5% in our U.S. upper extremities business driven by the ongoing launch of our FLEX REVIVE™ revision shoulder system and continued success of the combination of our BLUEPRINT™ enabling technology, PERFORM™ Reversed Glenoid System and SIMPLICITI® shoulder system. Additionally, our U.S. lower extremities business included 5% net sales growth in our total ankle replacement products.
Our international net sales decreased $7.6 million, or 14.5%, in the first quarter of 2020 as compared to the first quarter of 2019, due to the impact of the COVID-19 pandemic and a $1.1 million unfavorable impact from foreign currency exchange rates.
In the first quarter of 2020, our net loss from continuing operations was $11.6 million, compared to a net loss from continuing operations of $30.3 million for the first quarter of 2019. This decrease in net loss from continuing operations was primarily driven by a $15.7 million gain related to mark-to-market adjustments on derivative assets and liabilities recognized in the first quarter of 2020 and a loss of $14.3 million on the exchange of the cash convertible notes that occurred in the first quarter of 2019. This decrease in net loss from continuing operations was partially offset by $6.1 million of transaction and transition costs related to the pending Stryker acquisition and reduced profitability as a result of lower revenues due to the impact of the COVID-19 pandemic.
Opportunities and Challenges. On November 4, 2019, we entered into a definitive agreement with Stryker and its subsidiary, Stryker B.V. pursuant to which, and upon the terms and subject to the conditions thereof, Stryker B.V. commenced the Offer to purchase all of the outstanding ordinary shares of Wright for $30.75 per share, without interest and less applicable withholding taxes, in cash.
We intend to continue to focus on leveraging the global strengths of our product brands as a pure-play extremities and biologics business. Additionally, we believe the highly complementary nature of our businesses gives us significant diversity and scale across a range of geographies and product categories. We believe we are a leader in the development of software-based solutions for preoperative planning of shoulder replacement surgery, using BLUEPRINT™, to further differentiate our product portfolio and to further accelerate growth opportunities in our global extremities business. We believe we have significant opportunity in the future with the recent and anticipated launch of new products, including our AEQUALIS™ PERFORM™ Reversed Glenoid System, AEQUALIS™ FLEX REVIVE™ revision shoulder system, our PROstep™ Minimally Invasive Surgery system, AUGMENT® Injectable, and through driving BLUEPRINT™ adoption and by focusing on implementing initiatives to help us better compete at ambulatory surgery centers.
Despite these opportunities, as described in more detail above, the COVID-19 pandemic is likely to continue to temporarily adversely affect our business.
Significant Industry Factors and Challenges. Our industry is affected by numerous competitive, regulatory, and other significant factors. The growth of our business relies on our ability to continue to develop new products and innovative technologies, obtain regulatory clearance and maintain compliance for our products, protect the proprietary technology of our products and our manufacturing processes, manufacture our products cost-effectively and on a timely basis to meet demand, respond to competitive pressures specific to each of our geographic markets, including our ability to enforce non-compete agreements, and successfully market and distribute our products in a profitable manner. We, and the entire industry, are subject to extensive governmental regulation. Failure to comply with regulatory requirements could have a material adverse effect on our business, operating results, and financial condition. We, as well as other participants in our industry, are subject to product liability claims, which could have a material adverse effect on our business, operating results, and financial condition. Finally, as described in more detail above, our industry is currently being adversely affected by the COVID-19 pandemic.

Results of Operations
Comparison of the three months ended March 29, 2020 to the three months ended March 31, 2019
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

	Three months ended
	March 29, 2020		March 31, 2019
	Amount	% of net sales	Amount	% of net sales
Net sales	$218,540	100.0%	$230,127	100.0%
Cost of sales [1]	38,915	17.8%	46,317	20.1%
Gross profit	179,625	82.2%	183,810	79.9%
Operating expenses:
Selling, general and administrative [1]	154,589	70.7%	153,306	66.6%
Research and development [1]	19,600	9.0%	16,972	7.4%
Amortization of intangible assets	8,124	3.7%	7,587	3.3%
Total operating expenses	182,313	83.4%	177,865	77.3%
Operating (loss) income	(2,688)	(1.2)%	5,945	2.6%
Interest expense, net	20,470	9.4%	19,695	8.6%
Other (income) expense, net	(13,707)	(6.3)%	12,895	5.6%
Loss from continuing operations before income taxes	(9,451)	(4.3)%	(26,645)	(11.6)%
Provision for income taxes	2,138	1.0%	3,611	1.6%
Net loss from continuing operations	$(11,589)	(5.3)%	$(30,256)	(13.1)%
Loss from discontinued operations, net of tax	(3,317)		(6,345)
Net loss	$(14,906)		$(36,601)
__________________________

[1]	These line items include the following amounts of non-cash, share-based compensation expense for the periods indicated:

	Three months ended
	March 29, 2020	% of net sales	March 31, 2019	% of net sales
Cost of sales	$224	0.1%	$120	0.1%
Selling, general and administrative	6,475	3.0%	6,987	3.0%
Research and development	631	0.3%	514	0.2%

The following tables set forth our net sales by product line for the U.S. and International for the periods indicated (in thousands) and the percentage of year-over-year change:

	Three months ended
	March 29, 2020	March 31, 2019	% change
U.S.
Lower extremities	$65,365	$71,308	(8.3)%
Upper extremities	86,240	81,727	5.5%
Biologics	20,422	22,640	(9.8)%
Sports med & other	1,766	2,092	(15.6)%
Total U.S.	173,793	177,767	(2.2)%

International
Lower extremities	$13,488	$15,551	(13.3)%
Upper extremities	24,881	29,465	(15.6)%
Biologics	3,949	4,538	(13.0)%
Sports med & other	2,429	2,806	(13.4)%
Total International	44,747	52,360	(14.5)%

Total net sales	$218,540	$230,127	(5.0)%
Net sales
U.S. Sales. U.S. net sales totaled $173.8 million in the first quarter of 2020, a 2.2% decrease from $177.8 million in the first quarter of 2019, due to the effects of the COVID-19 pandemic. U.S. sales represented approximately 79.5% of total net sales in the first quarter of 2020, compared to 77.2% of total net sales in the first quarter of 2019.
Our U.S. lower extremities net sales decreased to $65.4 million in the first quarter of 2020 compared to $71.3 million in the first quarter of 2019, representing an 8.3% decrease. Prior to the spread of COVID-19, we experienced volume growth trends in our U.S. lower extremities business consistent with those experienced in the fourth quarter of 2019. However, we experienced a 53% decline in average sales per day in the last two weeks of the first quarter of 2020 as compared with the average sales per day experienced earlier in the first quarter of 2020. Despite the decrease in U.S. lower extremities net sales, we experienced 5% net sales growth in our total ankle replacement products for the first quarter of 2020.
Our U.S. upper extremities net sales increased to $86.2 million in the first quarter of 2020 from $81.7 million in the first quarter of 2019, representing growth of 5.5%. Prior to the spread of COVID-19, we experienced volume growth trends in our U.S. upper extremities business somewhat better than experienced in the fourth quarter of 2019. However, we experienced a 65% decline in average sales per day in the last two weeks of the first quarter of 2020 as compared with the average sales per day experienced earlier in the first quarter of 2020. Our U.S. upper extremities sales growth during the first quarter of 2020 continued to be driven by the ongoing launch of our FLEX REVIVE™ revision shoulder system and continued success of the combination of our BLUEPRINT™ enabling technology, PERFORM™ Reversed Glenoid System and SIMPLICITI® shoulder system.
Our U.S. biologics net sales decreased to $20.4 million in the first quarter of 2020 from $22.6 million in the first quarter of 2019, representing a 9.8% decrease. Prior to the spread of COVID-19, we experienced improved volume growth trends in our U.S. biologics business as compared to those experienced in the fourth quarter of 2019. However, we experienced a 35% decline in average sales per day in the last two weeks of the first quarter of 2020 as compared with the average sales per day experienced earlier in the first quarter of 2020.
International Sales. Net sales in our international regions totaled $44.7 million in the first quarter of 2020 compared to $52.4 million in the first quarter of 2019. This 14.5% decrease was due to the impact of the COVID-19 pandemic, as well as a $1.1 million unfavorable impact from foreign currency exchange rates (a 2 percentage point unfavorable impact to international sales growth rate).
Our international lower extremities net sales decreased 13.3% to $13.5 million in the first quarter of 2020 from $15.6 million in the first quarter of 2019 due to the impact of the COVID-19 pandemic and, to a lesser extent, a $0.3 million unfavorable impact from foreign currency exchange rates (a 2 percentage point unfavorable impact to international lower extremities sales growth rate). Average daily lower extremities sales in our direct markets in Europe and Canada declined by 46% in the last two weeks of the first quarter of 2020 compared with the average daily sales experienced earlier in the first quarter of 2020.

Our international upper extremities net sales decreased 15.6% to $24.9 million in the first quarter of 2020 from $29.5 million in the first quarter of 2019. This decrease was due to the impact of the COVID-19 pandemic and, to a lesser extent, a $0.6 million unfavorable impact from foreign currency exchange rates (a 2 percentage point unfavorable impact to international upper extremities sales growth rate). Average daily upper extremities sales in our direct markets in Europe and Canada declined by 48% in the last two weeks of the first quarter of 2020 compared with the average daily sales experienced earlier in the first quarter of 2020.
Our international biologics net sales decreased 13.0% to $3.9 million in the first quarter of 2020 from $4.5 million in the first quarter of 2019 due to the impact of the COVID-19 pandemic and, to a lesser extent, a $0.1 million unfavorable impact from foreign currency exchange rates (a 3 percentage point unfavorable impact to international biologics sales growth rate). Average daily biologics sales in our direct markets in Europe and Canada declined by 54% in the last two weeks of the first quarter of 2020 compared with the average daily sales experienced earlier in the first quarter of 2020.
As described earlier, as a result of the COVID-19 pandemic and an anticipated decrease in overall demand for our products, we expect our U.S. and international net sales to decline in the second quarter of 2020 compared to the prior year periods and the first quarter of 2020.
Cost of sales
Our cost of sales totaled $38.9 million, or 17.8% of net sales, in the first quarter of 2020, compared to $46.3 million, or 20.1% of net sales, in the first quarter of 2019. Our first quarter 2020 cost of sales included a $2.6 million (1.2% of net sales) favorable adjustment as a result of our change in accounting estimate of reserves for excess and obsolete inventory, as such inventory was sold (see Note 2 to the condensed consolidated financial statements for further discussion of change in our estimate).
As a result of an anticipated decrease in overall demand for our products in the second quarter of 2020, we expect that our production facilities may run at less than normal capacity. If that occurs, certain labor and fixed production overhead costs will be expensed as incurred in that period, but would not be expected to impact our gross margins on an ongoing basis.
Selling, general and administrative
Our selling, general and administrative expenses totaled $154.6 million, or 70.7% of net sales, in the first quarter of 2020, compared to $153.3 million, or 66.6% of net sales, in the first quarter of 2019. Selling, general and administrative expenses as a percentage of net sales increased due to decreased net sales as a result of the impact of the COVID-19 pandemic, and to a lesser extent, a $5.7 million (3 percentage point) increase in transaction and transition costs.
Our selling, general and administrative spending in the first quarter of 2020 reflected a curtailment of certain costs associated with the impact of the COVID-19 pandemic. We expect certain spending to continue to decrease in the second quarter of 2020 compared to the prior year period as a result of a reduction in our net sales and activities restricted or limited by the COVID-19 pandemic. For example, we expect mandated travel restrictions will temporarily decrease travel and related expenses, as well as surgeon training expenses. We also intend to pause non-critical spending and non-critical hiring and we recently implemented temporary reductions in base salaries for our executive officers and certain other employees, including a 50% reduction for our Chief Executive Officer, 25% reductions for other officers and 15% reduction for certain other employees, as well as a temporary 50% reduction in cash retainers for our Board of Directors. Despite these anticipated decreases, we expect a significant portion of our selling, general and administrative spending to continue. For example, we intend to continue to support our customers and invest in manufacturing and our supply chain to ensure supply for our customers. This anticipated continued spending will likely result in an increase in our selling, general and administrative expenses as a percentage of net sales in the second quarter of 2020 compared to the prior year period.
Research and development
Our research and development expenses totaled $19.6 million, or 9.0% of net sales, in the first quarter of 2020 compared to $17.0 million, or 7.4% of net sales, in the first quarter of 2019. Research and development expenses as a percentage of net sales increased 2 percentage points due primarily to investments in our new product pipeline and decreased net sales as a result of the impact of the COVID-19 pandemic. It is likely that our research and development expenses will increase as a percentage of net sales in the second quarter of 2020 compared to the prior year period.
Amortization of intangible assets
Charges associated with amortization of intangible assets totaled $8.1 million in the first quarter of 2020, compared to $7.6 million in the first quarter of 2019. Based on intangible assets held at March 29, 2020, we expect amortization expense to be between $27 million and $31 million per year for the years 2020 through 2024.
Interest expense, net
Interest expense, net, totaled $20.5 million in the first quarter of 2020 and $19.7 million in the first quarter of 2019. Our interest expense in the first quarter of 2020 related primarily to non-cash interest expense associated with the amortization of the discount on the 2023 Notes, 2021 Notes and 2020 Notes of $6.2 million, $5.8 million, and $0.4 million, respectively; amortization of deferred financing charges on our borrowings totaling $1.3 million; and cash interest expense totaling $7.0 million primarily associated with the 2023 Notes, 2021 Notes, 2020 Notes and borrowings under our ABL Facility and the Term Loan Facility, partially offset by interest income of $0.2 million.
Our interest expense, net in the first quarter of 2019 related primarily to non-cash interest expense associated with the amortization of the discount on the 2023 Notes, 2021 Notes and 2020 Notes of $5.5 million, $5.3 million and $1.4 million, respectively: amortization of deferred financing charges on our borrowings totaling $1.3 million; and cash interest expense totaling $7.2 million primarily associated with the 2023 Notes, 2021 Notes, 2020 Notes and borrowings under our ABL Facility and the Term Loan Facility, partially offset by interest income of $1.0 million.
Other (income) expense, net
Other income, net totaled $13.7 million in the first quarter of 2020, compared to $12.9 million of other expense, net in the first quarter of 2019. In the first quarter of 2020, other income, net consisted primarily of a $15.7 million gain related to mark-to-market adjustments on derivative assets and liabilities, partially offset by non-cash foreign currency translation expense of $1.2 million and a $0.5 million loss related to fair value adjustments to contingent consideration. During the first quarter of 2019, other expense, net consisted primarily of a loss of $14.3 million on the exchange of the cash convertible notes, primarily due to settlement of related conversion derivative liabilities. This amount was partially offset by non-cash adjustments to derivative fair values.
Provision for income taxes
We recorded a tax provision from continuing operations of $2.1 million in the first quarter of 2020, compared to a tax provision from continuing operations of $3.6 million in the first quarter of 2019. Our tax provision during the first quarter of 2020 is primarily the result of net earnings in jurisdictions where we do not have a valuation allowance. We are unable to recognize a tax benefit in jurisdictions where we are incurring losses (primarily the U.S.) due to the valuation allowance on our net deferred assets, except to the extent to which we recognize a gain in discontinued operations. During the first quarter of 2019, the tax provision includes a $2.6 million tax provision due to a change in tax rates on income from deferred intercompany transactions and the result of net earnings in jurisdictions where we do not have a valuation allowance.
Loss from discontinued operations, net of tax
Loss from discontinued operations, net of tax, consists primarily of the costs associated with legal defense, income/loss associated with product liability insurance recoveries/denials, and changes to any contingent liabilities associated with the OrthoRecon business that was sold to MicroPort.
Our loss from discontinued operations for the quarter ended March 29, 2020 and March 31, 2019 was $3.3 million and $6.3 million, respectively. See Note 3 and Note 11 to our condensed consolidated financial statements for further discussion regarding our discontinued operations and our retained contingent liabilities associated with the OrthoRecon business.
Reportable segments
The following tables set forth, for the periods indicated, net sales and operating income of our reportable segments expressed as dollar amounts (in thousands) and as a percentage of net sales:

	Three months ended March 29, 2020
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics
Net sales	$86,537	$87,256	$44,747
Operating income (loss)	$20,176	$33,868	$(4,999)
Operating income (loss) as a percent of net sales	23.3%	38.8%	(11.2)%

	Three months ended March 31, 2019
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics
Net sales	$94,816	$82,951	$52,360
Operating income (loss)	$28,941	$31,448	$(1,489)
Operating income (loss) as a percent of net sales	30.5%	37.9%	(2.8)%
Net sales of our U.S. lower extremities and biologics segment decreased $8.3 million in the three months ended March 29, 2020, compared to the three months ended March 31, 2019. Operating income of our U.S. lower extremities and biologics segment decreased $8.8 million for the three months ended March 29, 2020 compared to the three months ended March 31, 2019. These decreases to both net sales and operating income were due to the impact on net sales from the COVID-19 pandemic.
Net sales of our U.S. upper extremities segment increased $4.3 million in the three months ended March 29, 2020 compared to the three months ended March 31, 2019. Operating income of our U.S. upper extremities segment increased $2.4 million in the three months ended March 29, 2020, as compared to the three months ended March 31, 2019. These increases to both net sales and operating income were primarily driven by continued net sales growth within our innovative shoulder product portfolio, including the combination of our PERFORM™ Reversed Glenoid System, SIMPLICITI® shoulder system, and BLUEPRINT™ enabling technology, the ongoing launch of our FLEX REVIVE™ revision shoulder system, and leveraging certain selling, general and administrative expenses over increased net sales.
Net sales of our International extremities and biologics segment decreased $7.6 million in the three months ended March 29, 2020, compared to the three months ended March 31, 2019. This decrease was due to the impact of the COVID-19 pandemic and unfavorable impacts from foreign currency exchange rates. Operating loss of our International extremities and biologics segment increased $3.5 million in the three months ended March 29, 2020 compared to the three months ended March 31, 2019 due to decreased net sales primarily as a result of the impact of the COVID-19 pandemic.
Liquidity and Capital Resources
The following table sets forth, for the periods indicated, certain liquidity measures (in thousands):

	March 29, 2020	December 29, 2019
Cash and cash equivalents	$102,837	$166,856
Working capital [1]	(118,581)	(106,350)
___________________________

[1]
As of March 29, 2020 and December 29, 2019, the closing price of our ordinary shares was greater than 130% of the 2021 Notes conversion price for 20 or more of the 30 consecutive trading days preceding the quarter-end, and, therefore, the holders of the 2021 Notes are able to convert the notes during the succeeding quarterly period. Due to the ability of the holders of the 2021 Notes to convert the notes, the carrying value of the 2021 Notes and the fair value of the 2021 Notes Conversion Derivatives were classified as current liabilities and the fair value of the 2021 Notes Hedges was classified as current assets as of March 29, 2020 and December 29, 2019.

Operating Activities. Cash provided by (used in) operating activities totaled $19.3 million and $(7.4) million in the first three months of 2020 and 2019, respectively. The increase in cash provided by operating activities in the first three months of 2020 was primarily driven by favorable changes in working capital and lower levels of cash used in discontinued operations.
Investing Activities. Our capital expenditures totaled $24.5 million and $25.4 million in the first three months of 2020 and 2019, respectively. Our capital expenditures consist principally of surgical instrumentation, purchased manufacturing equipment, research and testing equipment, and computer systems. In total, we expect to incur capital expenditures of approximately $60 million in 2020.
Financing Activities. Cash (used in) provided by financing activities totaled $(55.8) million and $4.9 million in the first three months of 2020 and 2019.
Cash used in financing activities in the first three months of 2020 was primarily attributable to the repayment of debt, including the 2020 Notes, which totaled $58.4 million. Debt repayments were offset by $4.2 million in cash received from the issuance of ordinary shares in connection with option exercises.
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
On February 7, 2019, WMG issued $139.6 million of Additional 2023 Notes in exchange for $130.1 million aggregate principal amount of 2020 Notes. As this was a debt modification, a pro rata share of the 2020 Notes deferred financing costs and discount was transferred to the 2023 Notes deferred financing costs and discount. Additionally, the 2023 Notes discount was adjusted in order for net debt to remain the same subsequent to the exchange. While the debt modification was a non-cash transaction, we paid approximately $2.6 million of convertible debt modification costs during the first quarter of 2019.
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
Discontinued Operations. Our cash flows from discontinued operations during the first three months of 2020 and 2019 were attributable primarily to our former OrthoRecon business as described in Note 11. Cash flows used in discontinued operations totaled $5.6 million and $23.2 million for the three months ended March 29, 2020 and March 31, 2019, respectively. Cash flows from discontinued operations are combined with cash flows from continuing operations in the condensed consolidated statements of cash flows.
We do not expect that the future cash outflows from discontinued operations, including the payment of retained liabilities of the OrthoRecon business, net of insurance recoveries, will have an impact on our ability to meet contractual cash obligations and fund our working capital requirements, operations, and anticipated capital expenditures.
Contractual Cash Obligations. As of March 29, 2020, there were no material changes to our contractual cash obligations and commercial commitments as disclosed in in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Contractual Cash Obligations” of our Annual Report on Form 10-K for the year ended December 29, 2019.
Other Liquidity Information. We have historically funded our cash needs through various equity and debt issuances, more recently borrowings under our Credit Agreement, and through cash flow from operations.
On December 23, 2016, we, together with WMG and certain of our other wholly-owned U.S. subsidiaries (collectively, Borrowers), entered into a Credit, Security and Guaranty Agreement with MidCap Financial Trust, as administrative agent (Agent) and a lender and the additional lenders from time to time party thereto, which agreement was subsequently amended and restated in May 2018 and subsequently amended thereafter on several occasions, including the May 7, 2020 amendment described in Note 13, which, among other things, suspended certain financial covenants through the end of 2020 (as amended, the Credit Agreement).
The Credit Agreement provides for a $175 million senior secured asset-based line of credit, subject to the satisfaction of a borrowing base requirement (ABL Facility) and a $55 million term loan facility (Term Loan Facility). The ABL Facility may be increased by up to $75 million upon the Borrowers’ request, subject to the consent of the Agent and each of the other lenders providing such increase. All borrowings under the ABL Facility are subject to the satisfaction of customary conditions, including the absence of default, the accuracy of representations and warranties in all material respects and the delivery of an updated borrowing base certificate. The initial $20 million term loan tranche was funded at closing in May 2018. The Borrowers may at any time borrow the second $35 million term loan tranche, but are required to do so no later than December 31, 2020. We anticipate borrowing the $35 million term loan tranche during the second quarter of 2020. All borrowings under the Term Loan Facility are subject to the satisfaction of customary conditions, including the absence of default and the accuracy of representations and warranties in all material respects. We are in compliance with all covenants as of March 29, 2020. On May 7, 2020, we agreed with MidCap to amend the Credit Agreement to, among other things, suspend the quarterly-tested minimum net revenue and minimum adjusted EBITDA financial covenants through the end of 2020 and add a minimum liquidity covenant that will apply from the date of the amendment through May 15, 2021. See Note 13 to the condensed consolidated financial statements for a description of this amendment.
As of March 29, 2020, we had $19.7 million in borrowings outstanding under the ABL Facility and $155.3 million in unused availability under the ABL Facility. We borrowed $30 million under the ABL Facility during April 2020 and anticipate borrowing an additional $10 million under the ABL Facility during the second quarter of 2020. As of December 29, 2019, we had $20.7 million in borrowings outstanding under the ABL Facility and $154.3 million in unused availability under the ABL Facility.
As of March 29, 2020, our accrual for metal-on-metal claims totaled $38.4 million, of which $31.8 million is included in our condensed consolidated balance sheet within “Accrued expenses and other current liabilities” and $6.6 million is included within “Other liabilities.” As of December 29, 2019, our accrual for metal-on-metal claims totaled $40.5 million, of which $33.0 million is included in our condensed consolidated balance sheet within “Accrued expenses and other current liabilities” and $7.5 million is included within “Other liabilities.” See Note 11 to our condensed consolidated financial statements for additional discussion regarding the MoM Settlement Agreements and our accrual methodologies for the metal-on-metal hip replacement product liability claims.

Although it is difficult for us to predict our future liquidity requirements, we believe that our cash and cash equivalents of $102.8 million, the $155.3 million in availability under the ABL Facility and the additional $35 million in availability under the Term Loan Facility, as of March 29, 2020, will be sufficient for at least the next 12 months to fund the working capital requirements and operations, permit anticipated capital expenditures, pay retained metal-on-metal product and other liabilities of the OrthoRecon business, fund contingent considerations, and meet our other anticipated contractual cash obligations during the next twelve months.
In-process research and development. In connection with the IMASCAP acquisition in 2017, we acquired in-process research and development (IPRD) technology related to a next generation reverse shoulder implant system that had not yet reached technological feasibility as of the acquisition date. This project was assigned a fair value of $5.3 million on the acquisition date.
In connection with our acquisition of Cartiva, Inc. (Cartiva) in 2018, we acquired IPRD technology related to a thumb implant (CMC) that is in development. This project was assigned a fair value of $1.0 million on the acquisition date.
The current IPRD projects we acquired in our IMASCAP and Cartiva acquisitions are as follows:

•
The next generation reverse shoulder implant system is a reverse shoulder replacement implant having glenoid or glenoid and humeral implant components. We have an anticipated first clinical use in 2021 and launch in the second half of 2022; however, the risks and uncertainties associated with completion are dependent upon testing validations and FDA and CE mark clearance. We have incurred expenses of less than $0.1 million in the three months ended March 29, 2020. Project cost to complete is estimated to be less than $2 million.

•
The CMC thumb implant is an arthroplasty device designed to resurface the CMC joint for the treatment of osteoarthritis. We anticipate the launch of the CMC thumb implant no earlier than 2021; however, the risks and uncertainties associated with completion are dependent upon testing validations and FDA premarket approval. We have incurred expenses of approximately $0.1 million in the three months ended March 29, 2020. Project cost to complete is estimated to be less than $3 million.

Critical Accounting Policies and Estimates
Information on judgments related to our most critical accounting policies and estimates is discussed in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates” of our Annual Report on Form 10-K for the year ended December 29, 2019 filed with the SEC on February 24, 2020. Certain of our more critical accounting estimates require the application of significant judgment by management in selecting the appropriate assumptions in determining the estimate. By their nature, these judgments are subject to an inherent degree of uncertainty. We develop these judgments based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers, and information available from other outside sources, as appropriate. Actual results may differ from these judgments under different assumptions or conditions. Different, reasonable estimates could have been used for the current period. Additionally, changes in accounting estimates are reasonably likely to occur from period to period. Both of these factors could have a material impact on the presentation of our financial condition, changes in financial condition or results of operations.
There have been no material changes to our critical accounting policies and estimates discussed in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates” of our Annual Report on Form 10-K for the year ended December 29, 2019.
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
Borrowings under our Credit Agreement, including our ABL Facility and Term Loan Facility, bear interest at variable rates. The interest rate margin applicable to borrowings under the ABL Facility is, at the option of the Borrowers, equal to either (a) 3.25% for base rate loans or (b) 4.25% for LIBOR rate loans, subject to a 0.75% LIBOR floor. The interest rate applicable to borrowings under the Term Loan Facility is equal to one-month LIBOR plus 7.85%, subject to a 1.00% LIBOR floor. As of March 29, 2020, we had $19.7 million of borrowings under our ABL Facility and $20.0 million principal outstanding under our Term Loan Facility. Based upon this debt level, and the LIBOR floor on our interest rate, a 100 basis point increase in the annual interest rate on such borrowings would have an immaterial impact on our interest expense on an annual basis. See Note 13 to the condensed consolidated financial statements for details of amended terms subsequent to March 29, 2020.

On March 29, 2020, we had invested cash and cash equivalents of approximately $102.8 million. We believe that a 10 basis point change in interest rates is reasonably possible in the near term. Based on our current level of investment, an increase or decrease of 10 basis points in interest rates would have an annual impact of approximately $0.1 million to our interest income.
As of March 29, 2020, we had outstanding an aggregate of $395.0 million and $814.6 million, principal amount of our 2021 Notes and 2023 Notes, respectively. We carry these instruments at face value less unamortized discount and unamortized debt issuance costs on our condensed consolidated balance sheets. Since these instruments bear interest at a fixed rate, we have no financial statement risk associated with changes in interest rates. However, the fair value of the 2021 Notes and 2023 Notes fluctuates when interest rates change and when the market price of our ordinary shares fluctuates. We do not carry the 2021 Notes or 2023 Notes at fair value, but present the fair value of the principal amount of our 2021 Notes and 2023 Notes for disclosure purposes.
Equity Price Risk
On June 28, 2018, we issued $675.0 million aggregate principal amount of the 2023 Notes. Additional 2023 Notes were issued in exchange for a portion of 2020 Notes in February 2019. As of March 29, 2020, $814.6 million aggregate principal amount was outstanding on the 2023 Notes. The holders of the 2023 Notes may convert their 2023 Notes into cash upon the satisfaction of certain circumstances as described in Note 8. The conversion and settlement provisions of the 2023 Notes are based on the price of our ordinary shares at conversion or at maturity of the notes. In addition, the hedges and warrants associated with these convertible notes also include settlement provisions that are based on the price of our ordinary shares. The amount of cash we may be required to pay, or the number of shares we may be required to provide to note holders at conversion or maturity of these notes, is determined by the price of our ordinary shares. The amount of cash that we may receive from hedge counterparties in connection with the related hedges and the number of shares that we may be required to provide warrant counterparties in connection with the related warrants are also determined by the price of our ordinary shares.
Upon the expiration of our warrants issued in connection with the 2023 Notes, we will issue ordinary shares to the purchasers of the warrants to the extent the price of our ordinary shares exceeds the warrant strike price of $40.86 at that time. The following table shows the number of shares that we would issue to warrant counterparties at expiration of the warrants based on the warrants outstanding as of March 29, 2020 assuming various closing prices of our ordinary shares on the date of warrant expiration:

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

(in thousands)
	Fair value of security given a 10% decrease in share price	Fair value of security as of March 29, 2020	Fair value of security given a 10% increase in share price
2023 Notes Hedges (Asset)	$20,481	$40,413	$69,151
2023 Notes Conversion Derivative (Liability)	$1,771	$17,480	$49,602
On May 20, 2016, we issued $395 million aggregate principal amount of the 2021 Notes. The holders of the 2021 Notes may convert their 2021 Notes into cash upon the satisfaction of certain circumstances as described in Note 8. At March 29, 2020, the closing price of our ordinary shares was greater than 130% of the 2021 Notes conversion price for 20 or more of the 30 consecutive trading days preceding the quarter-end; and, therefore, the holders of the 2021 Notes may convert the notes during the succeeding calendar quarter period. Due to the ability of the holders of the 2021 Notes to convert the notes during this period, the carrying value of the 2021 Notes and the fair value of the 2021 Notes Conversion Derivative were classified as current liabilities, and the fair value of the 2021 Notes Hedges was classified as current assets as of March 29, 2020. We currently do not expect significant conversions because the 2021 Notes currently trade at a premium to the as-converted value, and a converting holder would forego future interest payments. However, any conversions would reduce our cash resources.
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
Upon the expiration of our warrants issued in connection with the 2021 Notes, we will issue ordinary shares to the purchasers of the warrants to the extent the price of our ordinary shares exceeds the warrant strike price of $30.00 at that time. The following table shows the number of shares that we would issue to warrant counterparties at expiration of the warrants based on the warrants outstanding as of March 29, 2020 assuming various closing prices of our ordinary shares on the date of warrant expiration:

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

(in thousands)
	Fair value of security given a 10% decrease in share price	Fair value of security as of March 29, 2020	Fair value of security given a 10% increase in share price
2021 Notes Hedges (Asset)	$114,865	$157,194	$202,934
2021 Notes Conversion Derivative (Liability)	$105,725	$152,688	$202,836
Foreign Currency Exchange Rate Fluctuations
Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies have in the past and could continue to adversely affect our financial results. Approximately 19% of our net sales from continuing operations were denominated in foreign currencies during the three months ended March 29, 2020 and we expect that foreign currencies will continue to represent a similarly significant percentage of our net sales in the future. The cost of sales related to these sales is primarily denominated in U.S. dollars; however, operating costs related to these sales are largely denominated in the same respective currencies, thereby partially limiting our transaction risk exposure. For sales not denominated in U.S. dollars, an increase in the rate at which a foreign currency is exchanged for U.S. dollars will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases, if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and our competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our prices not being competitive in a market where business is transacted in the local currency.
For the three months ended March 29, 2020, approximately 91% of our net sales denominated in foreign currencies were derived from European Union countries, which are denominated in the euro; from the United Kingdom, which are denominated in the British pound; from Australia which are denominated in the Australian dollar; and from Canada, which are denominated in the Canadian dollar. Additionally, we have significant intercompany receivables, payables, and debt from our foreign subsidiaries that are denominated in foreign currencies, principally the euro, the Japanese yen, the British pound, the Australian dollar, and the Canadian dollar. Our principal exchange rate risk, therefore, exists between the U.S. dollar and the euro, the Japanese yen, the British pound, the Australian dollar, and the Canadian dollar. Fluctuations from the beginning to the end of any given reporting period result in the revaluation of our foreign currency-denominated intercompany receivables, payables, and debt generating currency translation gains or losses that impact our non-operating income and expense levels in the respective period.
A uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which our transactions are denominated would have resulted in an increase in operating income of approximately $0.3 million for the three months ended March 29, 2020. This hypothetical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. This sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices, which can also be affected by the change in exchange rates.
ITEM 4. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 29, 2020 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 29, 2020.
Changes in Internal Control Over Financial Reporting
Despite most employees working remotely due to the COVID-19 pandemic, there were no changes in our internal control over financial reporting during the fiscal quarter ended March 29, 2020 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
Patent Litigation
On March 23, 2018, WMT filed suit against Paragon 28, Inc. (Paragon 28) in the United States District Court for the District of Colorado, alleging infringement of ten patents concerning orthopaedic plates, plating systems and instruments, and related methods of use. Our complaint seeks damages, injunctive relief and attorneys’ fees. On June 4, 2018, Paragon 28 filed an amended answer and counterclaim seeking declaratory judgment of non-infringement and invalidity of the patent-in-suit, and attorneys’ fees. On September 28, 2018, WMT filed an amended complaint adding claims against Paragon 28 for misappropriation of trade secrets and related wrongdoing. Paragon 28 filed a motion to dismiss those trade secret-related claims, which WMT opposed.  On September 30, 2019, the Court issued an order granting in part and denying in part the motion to dismiss, leaving intact the majority of the trade secret-related claims.  A motion for clarification of the order remains pending. In March 2019, Paragon 28 filed four petitions with the Patent Trial and Appeal Board seeking Inter Partes Reviews of the patents in question, which WMT opposed.  On September 25, 2019 and October 4, 2019, the Patent Trial and Appeal Board granted Paragon 28’s petitions.  Oral arguments are scheduled for June 2020; after which time, the Patent Trial and Appeal Board will render a substantive decision on the merits of the petitions.
On April 24, 2020, ConforMIS, Inc. filed suit against WMT and Tornier, Inc. in the United States District Court for the District of Delaware, Case No. 1:20-cv-00562-LPS, alleging that the patient specific instrumentation (PSI) Wright makes available for use in certain shoulder arthroplasty procedures infringes its asserted patents. The suit alleges that shoulder implants and related products, when used together with PSI, also infringe the asserted patents. The suit seeks, among other things, a permanent injunction, statutory damages and treble damages for willful infringement. We dispute these allegations and intend to defend the suit vigorously.
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
Excluding claims resolved in the MoM Settlement Agreements, as of March 29, 2020, there were approximately 222 unresolved metal-on-metal hip cases pending in the U.S. This number includes cases ineligible for settlement under the MoM Settlement Agreements, cases which opted out of such settlements, post-settlement cases, tolled cases, and existing state court cases that were not part of the MDL or JCCP. As of March 29, 2020, we estimate there also were pending approximately 27 unresolved non-U.S. metal-on metal hip cases, 12 unresolved U.S. modular neck cases alleging claims related to the release of metal ions, and zero non-U.S. modular neck cases with metal ion allegations. We also estimate that as of March 29, 2020, there were approximately 510 non-revision claims either dismissed or awaiting dismissal from the MDL and JCCP, which dismissal is a condition of the MoM Settlement Agreements. Although there is a limited time period during which dismissed non-revision claims may be refiled, it is presently unclear how many non-revision claimants will elect to do so. As of March 29, 2020, no dismissed non-revision cases have been refiled.
As previously disclosed, between November 2016 and October 2017, WMT entered into three MoM Settlement Agreements with Court-appointed attorneys representing plaintiffs in the MDL and JCCP to settle a total of 1,974 cases that met the eligibility requirements of the MoM Settlement Agreements and were either pending in the MDL or JCCP, or subject to court-approved tolling agreements in the MDL or JCCP, for an aggregate sum of $339.2 million. See Note 11 to our condensed consolidated financial statements for additional information regarding the MoM Settlement Agreements.
We have received claims for personal injury against us associated with fractures of the PROFEMUR® titanium modular neck product (Titanium Modular Neck Claims). As of March 29, 2020, there were approximately 25 unresolved pending U.S. lawsuits and approximately 50 unresolved pending non-U.S. lawsuits alleging such claims (44 of which are part of a single consolidated class action lawsuit in Canada). These lawsuits generally seek monetary damages.
We are aware that MicroPort has recalled a certain size of its cobalt chrome modular neck product as a result of alleged fractures. As of March 29, 2020, there were four pending U.S. lawsuits and four pending non-U.S. lawsuits against us alleging personal injury resulting from the fracture of a cobalt chrome modular neck. These lawsuits generally seek monetary damages.
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
Stryker Acquisition Related Litigation
On January 15, 2020, John Thompson, a purported shareholder of the Company, filed a putative class action lawsuit against us, members of our board of directors, Stryker B.V., and Stryker Corporation in the United States District Court for the District of Delaware. The lawsuit is captioned Thompson v. Wright Medical Group N.V., et al., Case No. 1:20-cv-00061 (the Thompson Action). The complaint filed in the Thompson Action alleges that we and the members of our board of directors violated federal securities laws and regulations by failing to disclose material information in the Schedule 14D-9 filed in connection with the transactions contemplated by the Stryker purchase agreement, which the plaintiff in the Thompson Action alleges rendered the Schedule 14D-9 false and misleading. In addition, the plaintiff in the Thompson Action alleges that members of our board of directors and Stryker acted as controlling persons of the company within the meaning of and in violation of Section 20(a) of the Exchange Act to influence and control the dissemination of the allegedly defective Schedule 14D-9. The plaintiff in the Thompson

Action seeks, among other things, an order enjoining consummation of the transactions contemplated by the Stryker purchase agreement; rescission of such transactions if they have already been consummated and rescissory damages; an order directing our board of directors to file a Schedule 14D-9 that does not contain any untrue statements of material fact and that states all material facts required or necessary to make the statements contained therein not misleading; a declaration that the defendants violated certain federal securities laws and regulations; and an award of plaintiff’s costs, including attorneys’ fees and expenses.
On January 31, 2020, William Grubb, a purported shareholder of the Company, filed a lawsuit against us and members of our board of directors in the United States District Court for the Eastern District of New York.  The lawsuit is captioned Grubb v. Wright Medical Group N.V., et al., Case No. 1:20-cv-00553 (the Grubb Action). The complaint filed in the Grubb Action alleges that we and the members of our board of directors violated federal securities laws and regulations by failing to disclose material information in the Schedule 14D-9 filed in connection with the transactions contemplated by the Stryker purchase agreement, which the plaintiff in the Grubb Action alleges rendered the Schedule 14D-9 false and misleading. In addition, the plaintiff in the Grubb Action alleges that members of our board of directors acted as controlling persons of the company within the meaning of and in violation of Section 20(a) of the Exchange Act to influence and control the dissemination of the allegedly defective Schedule 14D-9. The plaintiff in the Grubb Action seeks, among other things, an order enjoining consummation of the transactions contemplated by the Stryker purchase agreement; rescission of such transactions if they have already been consummated and rescissory damages; a declaration that the defendants violated certain federal securities laws and regulations; and an award of plaintiff’s costs, including attorneys’ fees and expenses.
On April 9, 2020, Gracie Woodward, a purported shareholder of the Company, filed a lawsuit against us and members of our board of directors in the United States District Court for the District of Delaware.  The lawsuit is captioned Woodward v. Wright Medical Group N.V., et al., Case No. 1:20-cv-494 (the Woodward Action).  The complaint filed in the Woodward Action alleges that we and the members of our board of directors violated federal securities laws and regulations by failing to disclose material information in the Schedule 14D-9 filed in connection with the transactions contemplated by the Stryker purchase agreement, which the plaintiff in the Woodward Action alleges rendered the Schedule 14D-9 false and misleading.  In addition, the plaintiff in the Woodward Action alleges that members of our board of directors acted as controlling persons of the company within the meaning of and in violation of Section 20(a) of the Exchange Act to influence and control the dissemination of the allegedly defective Schedule 14D-9.  The plaintiff in the Woodward Action seeks, among other things, an order enjoining consummation of the transactions contemplated by the Stryker purchase agreement; rescission of such transactions if they have already been consummated and rescissory damages; a declaration that the defendants violated certain federal securities laws and regulations; and an award of plaintiff’s costs, including attorneys’ fees and expenses.
On April 15, 2020, Marcy Curtis, a purported shareholder of the Company, filed a putative class action lawsuit against us, members of our board of directors, Stryker B.V., and Stryker Corporation in the United States District Court for the District of Delaware. That suit is captioned Curtis v. Wright Medical Group N.V., et al., Case No. 1:20-cv-00509 (the Curtis Action). The complaint filed in the Curtis Action alleges that we and the members of our board of directors violated federal securities laws and regulations by failing to disclose material information in the Schedule 14D-9 filed in connection with the transactions contemplated by the Stryker purchase agreement, which the plaintiff in the Curtis Action alleges rendered the Schedule 14D-9 false and misleading. In addition, the plaintiff in the Curtis Action alleges that members of our board of directors and Stryker acted as controlling persons of the company within the meaning of and in violation of Section 20(a) of the Exchange Act to influence and control the dissemination of the allegedly defective Schedule 14D-9. The plaintiff in the Curtis Action seeks, among other things, an order enjoining consummation of the transactions contemplated by the Stryker purchase agreement; rescission of such transactions if they have already been consummated and rescissory damages; an order directing our board of directors to file a Schedule 14D-9 that does not contain any untrue statements of material fact and that states all material facts required or necessary to make the statements contained therein not misleading; a declaration that the defendants violated certain federal securities laws and regulations; and an award of plaintiff’s costs, including attorneys’ fees and expenses.
On April 28, 2020, Shiva Stein, a purported shareholder of the Company, filed a lawsuit against us, members of our board of directors, Stryker B.V., and Stryker Corporation in the United States District Court for the District of Delaware.  That suit is captioned Stein v. Wright Medical Group N.V., et al., Case No. 1:20-cv-00582 (the “Stein Action”). The complaint filed in the Stein Action alleges that we, the members of our board of directors, and the Stryker defendants violated federal securities laws and regulations by failing to disclose material information in the Schedule 14D-9 filed in connection with the transactions contemplated by the Stryker purchase agreement, which the plaintiff in the Stein Action alleges rendered the Schedule 14D-9 false and misleading. In addition, the plaintiff in the Stein Action alleges that members of our board of directors acted as controlling persons of the company within the meaning of and in violation of Section 20(a) of the Exchange Act to influence and control the dissemination of the allegedly defective Schedule 14D-9. The plaintiff in the Stein Action seeks, among other things, an order enjoining consummation of the transactions contemplated by the Stryker purchase agreement; rescission of such transactions if they have already been consummated and rescissory damages; and an award of plaintiff’s costs, including attorneys’ fees and expenses.

Other
In addition to those noted above, we are subject to various other legal proceedings, product liability claims, corporate governance, and other matters which arise in the ordinary course of business.
ITEM 1A. RISK FACTORS.
There have been no material changes to the risk factors that were discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 29, 2019, as filed with the SEC on February 24, 2020, other than the new or updated risk factors below.
Public health crises, such as the coronavirus, impact our business.
In late 2019, a novel strain of coronavirus emerged, and, on March 11, 2020, the World Health Organization declared a global pandemic and recommended containment and mitigation measures worldwide.  On March 13, 2020, U.S. President Trump announced a National Emergency relating to the pandemic.  Leaders in many other countries have taken comparable steps.  Government authorities throughout the world have imposed various social distancing, quarantine, and isolation measures on large portions of populations.  These have included, in many jurisdictions, mandated delays in elective surgeries.  Both the outbreak and the containment and mitigation measures impact the economy, the severity and duration of which are uncertain.  Government stabilization efforts will only partially mitigate the consequences.  Factors that will influence the impact on our operations include the extent and duration of the outbreak, the extent of containment and mitigation measures, and the general economic consequences of the pandemic on medical technology companies.
The proposed acquisition of Wright by Stryker is subject to a number of conditions beyond our control. Failure to complete the proposed acquisition within the expected time frame, or at all, could have a material adverse effect on our business, operating results, financial condition and our share price.
On November 4, 2019, we entered into a Purchase Agreement (the Purchase Agreement) with Stryker and Stryker’s subsidiary, Stryker B.V., related to the proposed acquisition of Wright by Stryker (the Acquisition). Pursuant to the Purchase Agreement, and upon the terms and subject to the conditions thereof, Stryker B.V. has commenced a tender offer (the Offer) to purchase all of our outstanding ordinary shares. If certain conditions are satisfied or waived to the extent they can be waived and the Offer closes, Stryker may acquire any Wright shares that were not tendered in the Offer through a reorganization of the Company. The obligation of Stryker and Stryker B.V. to consummate the Offer is subject to the condition that there be validly tendered and not withdrawn prior to the expiration of the Offer a number of ordinary shares representing at least 95% of the ordinary shares outstanding as of the scheduled expiration of the Offer (such condition, the Minimum Condition). Because Wright’s shareholders have adopted certain resolutions related to the reorganization of the Company at an extraordinary general meeting of shareholders, the Minimum Condition has been reduced to 80%. The Minimum Condition may not be waived by Stryker without the prior written consent of Wright. The obligation of Stryker B.V. to consummate the Offer is also subject to the expiration of the waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (HSR Act), and the receipt of other required approvals and clearances under applicable antitrust laws outside the U.S., and other customary conditions. We currently expect the Acquisition to close during the second half of 2020, but no assurance can be provided that it will close within this time frame, or at all.
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
Our share price may also fluctuate significantly based on announcements by Stryker and other third parties or us regarding the Acquisition or based on market perceptions of the likelihood of the satisfaction of the conditions to the consummation of the Acquisition. Such announcements may lead to perceptions in the market that the Acquisition may not be completed, which could cause our share price to fluctuate or decline. If we do not consummate the Acquisition, the price of our ordinary shares may decline significantly from the current market price, which may reflect a market assessment of the probability that the proposed Acquisition will be consummated. Any of these events could have a material adverse effect on our business, operating results and financial condition and could cause a decline in the price of our ordinary shares.

The Purchase Agreement does not provide that the Offer consideration payable to holders of our ordinary shares will be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or results of operations, or in the event of any change in our share price.
The Purchase Agreement does not provide that the Offer consideration payable to holders of our ordinary shares will be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or results of operations, or changes in the market price of, analyst estimates of, or projections relating to, our ordinary shares. For example, if we experienced an improvement in our business, assets, liabilities, prospects, outlook, financial condition or results of operations prior to the consummation of the proposed Acquisition, there would be no increase in the amount of the proposed Offer consideration.
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
These provisions could discourage a potential third-party acquirer that might have an interest in acquiring all or a significant portion of us from considering or proposing that acquisition, even if it were prepared to pay consideration with a higher per share cash or market value than the Offer consideration contemplated by the Purchase Agreement. These provisions also might result in a potential third-party acquirer proposing to pay a lower price to our shareholders than it might otherwise have proposed to pay due to the added expense of the $150 million termination fee that may become payable in certain circumstances.
If the Purchase Agreement is terminated, and we determine to seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the proposed Acquisition.
Shareholder litigation could prevent or delay the closing of the proposed Acquisition or otherwise negatively impact our business, operating results and financial condition.
We may incur additional costs in connection with the defense or settlement of existing and any future shareholder litigation in connection with the proposed Acquisition, including five shareholder lawsuits to date that have been brought against us in connection with the Acquisition. See Legal Proceedings for additional information regarding these lawsuits. These lawsuits or other future litigation may adversely affect our ability to complete the proposed Acquisition. We could incur significant costs in connection with any such litigation lawsuits, including costs associated with the indemnification of obligations to our directors.
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
One of the conditions to consummation of the proposed Acquisition is receipt of certain regulatory approvals, including the expiration or termination of the applicable waiting periods (and any extension thereof) under the HSR Act and antitrust notification and approvals in certain European and other jurisdictions. On December 31, 2019, Wright and Stryker each received a request for additional information and documentary materials with respect to the Offer (a Second Request) from the U.S. Federal Trade Commission. As a result of the Second Requests, the waiting period under the HSR Act applicable to the Offer has been extended until 11:59 p.m., Eastern Time, on the 10th calendar day following the date on which Stryker substantially complies with the Second Request, unless such waiting period is earlier terminated. Thereafter, the waiting period may be extended only by court order or with Stryker’s consent. There can be no assurance that such regulatory approvals, or any other regulatory approvals that might be required to consummate the proposed Acquisition, will be obtained. If such regulatory approvals are obtained, there can be no assurance as to the timing of such approvals, our ability to obtain the approvals on satisfactory terms or the absence of any litigation challenging such approvals.
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
In addition, the Purchase Agreement, absent Stryker’s consent, generally requires that we operate in the ordinary course of business consistent with past practice, pending consummation of the Acquisition, and restricts us from taking certain actions with respect to our business and financial affairs without Stryker’s consent. Such restrictions will be in place until either the Acquisition is consummated or the Purchase Agreement is terminated. These restrictions could restrict our ability to, or prevent us from, pursuing attractive business opportunities (if any) that arise prior to the consummation of the Acquisition. These restrictions also impose contractual constraints on our flexibility in responding to unanticipated events, like the COVID-19 pandemic. For these and other reasons, the pendency of the Acquisition could adversely affect our business, operating results and financial condition.
We have incurred, and will continue to incur, direct and indirect costs as a result of the proposed Acquisition.
We have incurred, and will continue to incur, significant costs and expenses, including fees for professional services and other transaction costs, in connection with the Acquisition, including costs that we may not currently expect. We must pay many of these costs and expenses whether or not the transaction is completed. If the Purchase Agreement is terminated under specified circumstances, we would be required to pay to Stryker a termination fee equal to $150 million. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
On May 7, 2020, we entered into Amendment No. 4 to Amended and Restated Credit, Security and Guaranty Agreement by and among us, as guarantor, Wright Medical Group, Inc. and certain of our other wholly-owned U.S. subsidiaries, as borrowers, MidCap Funding IV Trust, as administrative agent and a lender, and the additional lenders named therein, pursuant to which we agreed with MidCap to amend the Credit Agreement to, among other things, (i) change the last date by which the remaining $35 million of the Term Loan Facility may be borrowed from May 7, 2021 to December 31, 2020, (ii) increase the prepayment premium under the Term Loan Facility to 1.25%, (iii) suspend the quarterly-tested minimum net revenue and minimum adjusted EBITDA financial covenants through the end of 2020, (iv) adjust the calculation of net revenue and adjusted EBITDA for purposes of the financial covenants in the first three quarters of 2021, (v) add a minimum liquidity covenant that will apply from the date of the amendment through May 15, 2021 and (vi) provide that monthly straight line amortization payments of the Term Loan Facility will commence on January 1, 2021.
The foregoing represents only a summary of the material terms of the foregoing described amendment, does not purport to be complete and is qualified in its entirety by reference to the complete text of the amendment, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q, and is incorporated by reference herein.

ITEM 6. EXHIBITS.

(a)	Exhibits.
The following exhibits are being filed or furnished with this Quarterly Report on Form 10-Q:

Exhibit No.	Exhibit	Method of Filing
2.1	Purchase Agreement, dated November 4, 2019, among Wright Medical Group N.V., Stryker Corporation and Stryker B.V.*	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 4, 2019 (File No. 001-35065)
3.1	Articles of Association of Wright Medical Group N.V.	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 1, 2016 (File No. 001-35065)
3.2	Amendment of the Articles of Association, dated April 24, 2020, of Wright Medical Group N.V.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 27, 2020 (File No. 001-35065)
10.1	Amendment No. 4 to Amended and Restated Credit, Security and Guaranty Agreement	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002	Furnished herewith
101
The following materials from Wright Medical Group N.V.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of March 29, 2020 and December 29, 2019, (ii) the Consolidated Statements of Operations for the three months ended March 29, 2020 and March 31, 2019, (iii) the Consolidated Statements of Comprehensive Loss for the three months ended March 29, 2020 and March 31, 2019, (iv) the Consolidated Statements of Cash Flows for the three months ended March 29, 2020 and March 31, 2019, (v) the Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 29, 2020 and March 31, 2019, and (vi) Notes to Consolidated Financial Statements (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.)
Filed herewith
104	The cover page from Wright Medical Group N.V.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2020 is formatted in iXBRL (Inline eXtensible Business Reporting Language)	Included in Exhibit 101

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
May 8, 2020

WRIGHT MEDICAL GROUP N.V.
By:	/s/ Robert J. Palmisano
Robert J. Palmisano
President and Chief Executive Officer
(principal executive officer)

By:	/s/ Lance A. Berry
Lance A. Berry
Executive Vice President, Chief Financial and Operations Officer
(principal financial officer)