Form 10-Q
period 2020-06-28
Wright Medical Group N.V.
filed 2020-07-29
CIK 1492658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of July 24, 2020, there were 129,271,023 ordinary shares outstanding.

WRIGHT MEDICAL GROUP N.V.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 28, 2020

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (unaudited).
Wright Medical Group N.V. Condensed Consolidated Balance Sheets (In thousands, except share data) (unaudited)

	June 28, 2020	December 29, 2019
Assets:
Current assets:
Cash and cash equivalents	$133,651	$166,856
Accounts receivable, net	107,701	147,400
Inventories	238,783	198,374
Prepaid expenses	14,847	16,031
Other current assets [1]	212,121	214,997
Total current assets	707,103	743,658

Property, plant and equipment, net	259,313	251,922
Goodwill	1,262,296	1,260,967
Intangible assets, net	243,589	257,382
Deferred income taxes	991	1,012
Other assets	90,235	70,699
Total assets	$2,563,527	$2,585,640

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$36,162	$32,121
Accrued expenses and other current liabilities [1]	370,716	387,025
Current portion of long-term obligations [1]	454,337	430,862
Total current liabilities	861,215	850,008

Long-term debt and finance lease obligations	756,829	737,167
Deferred income taxes	9,914	10,384
Other liabilities	94,646	96,288
Total liabilities	1,722,604	1,693,847
Commitments and contingencies (Note 11)
Shareholders’ equity:
Ordinary shares, €0.03 par value, authorized: 320,000,000 shares; issued and outstanding: 129,059,876 shares at June 28, 2020 and 128,614,026 shares at December 29, 2019	4,706	4,691
Additional paid-in capital	2,630,194	2,608,939
Accumulated other comprehensive loss	(27,340)	(29,499)
Accumulated deficit	(1,766,637)	(1,692,338)
Total shareholders’ equity	840,923	891,793
Total liabilities and shareholders’ equity	$2,563,527	$2,585,640

___________________________

[1]
At June 28, 2020 and December 29, 2019, the closing price of our ordinary shares was greater than 130% of the 2021 Notes conversion price for 20 or more of the 30 consecutive trading days preceding the quarter-end; and, therefore, the holders of the 2021 Notes are able to convert the notes during the succeeding quarterly period. Due to the ability of the holders of the 2021 Notes to convert the notes, the carrying value of the 2021 Notes and the fair value of the 2021 Notes Conversion Derivative were classified as current liabilities, and the fair value of the 2021 Notes Hedges were classified as current assets as of June 28, 2020 and December 29, 2019. See Note 5 and Note 8.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Wright Medical Group N.V. Condensed Consolidated Statements of Operations (In thousands, except per share data) (unaudited)

	Three months ended		Six months ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Net sales	$129,955	$229,734	$348,495	$459,861
Cost of sales [1]	28,723	48,338	67,638	94,655
Gross profit	101,232	181,396	280,857	365,206
Operating expenses:
Selling, general and administrative [1]	118,241	152,112	272,830	305,418
Research and development [1]	14,178	18,756	33,778	35,728
Amortization of intangible assets	8,091	7,862	16,215	15,449
Total operating expenses	140,510	178,730	322,823	356,595
Operating (loss) income	(39,278)	2,666	(41,966)	8,611
Interest expense, net	21,176	19,995	41,646	39,690
Other (income) expense, net	(7,462)	(1,831)	(21,169)	11,064
Loss from continuing operations before income taxes	(52,992)	(15,498)	(62,443)	(42,143)
(Benefit) provision for income taxes	(11)	3,434	2,127	7,045
Net loss from continuing operations	(52,981)	(18,932)	(64,570)	(49,188)
(Loss) income from discontinued operations, net of tax	(6,412)	1,120	(9,729)	(5,225)
Net loss	$(59,393)	$(17,812)	$(74,299)	$(54,413)

Net loss from continuing operations per share - basic and diluted (Note 10):	$(0.41)	$(0.15)	$(0.50)	$(0.39)
Net (loss) income from discontinued operations per share - basic and diluted (Note 10):	$(0.05)	$0.01	$(0.08)	$(0.04)
Net loss per share - basic and diluted (Note 10):	$(0.46)	$(0.14)	$(0.58)	$(0.43)

Weighted-average number of ordinary shares outstanding - basic and diluted:	128,922	126,267	128,833	126,040
___________________________

[1]	These line items include the following amounts of non-cash, share-based compensation expense for the periods indicated:

	Three months ended		Six months ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Cost of sales	$253	$137	$477	$257
Selling, general and administrative	6,649	6,835	13,124	13,822
Research and development	669	651	1,300	1,165

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wright Medical Group N.V.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(unaudited)

	Three months ended		Six months ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Net loss	$(59,393)	$(17,812)	$(74,299)	$(54,413)

Other comprehensive income (loss):
Changes in foreign currency translation	11,271	(123)	2,159	(11,426)
Other comprehensive income (loss)	11,271	(123)	2,159	(11,426)

Comprehensive loss	$(48,122)	$(17,935)	$(72,140)	$(65,839)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Wright Medical Group N.V. Condensed Consolidated Statements of Cash Flows (In thousands) (unaudited)

	Six months ended
	June 28, 2020	June 30, 2019
Operating activities:
Net loss	$(74,299)	$(54,413)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	31,232	31,673
Share-based compensation expense	14,901	15,244
Amortization of intangible assets	16,215	15,449
Amortization of deferred financing costs and debt discount	27,178	26,948
Deferred income taxes	(509)	(1,238)
Provision for excess and obsolete inventory	6,732	6,016
Amortization of inventory step-up adjustment	—	704
Non-cash adjustment to derivative fair values	(25,762)	(1,812)
Net loss on exchange of cash convertible notes	—	14,274
Mark-to-market adjustment for CVRs	—	(420)
Other	1,859	(4,127)
Changes in assets and liabilities:
Accounts receivable	36,884	1,689
Inventories	(47,992)	(21,921)
Prepaid expenses and other current assets	7,322	(10,596)
Accounts payable	3,904	(4,205)
Accrued expenses and other liabilities	(5,568)	2,834
Metal-on-metal product liabilities (Note 11)	(3,039)	(13,998)
Net cash (used in) provided by operating activities	(10,942)	2,101
Investing activities:
Capital expenditures	(39,179)	(48,007)
Purchase of intangible assets	(3,733)	(3,614)
Acquisition of business	—	722
Other investing	—	3,766
Net cash used in investing activities	(42,912)	(47,133)
Financing activities:
Issuance of ordinary shares	6,353	14,014
Issuance of stock warrants	—	21,210
Payment of notes premium	(146)	—
Payment of notes hedge options	—	(30,144)
Repurchase of stock warrants	—	(11,026)
Payment of equity issuance costs	—	(350)
Proceeds from notes hedge options	351	16,849
Proceeds from debt	77,010	3,551
Payments of debt	(58,782)	(2,631)
Payment of financing costs	—	(3,154)
Payment of contingent consideration	(320)	—
Payments of finance lease obligations	(3,754)	(3,904)

Wright Medical Group N.V. Condensed Consolidated Statements of Cash Flows (Continued) (In thousands)

	Six months ended
	June 28, 2020	June 30, 2019
Net cash provided by financing activities	$20,712	$4,415
Effect of exchange rates on cash and cash equivalents	(63)	(160)
Net decrease in cash and cash equivalents	(33,205)	(40,777)
Cash and cash equivalents, beginning of period	166,856	191,351
Cash and cash equivalents, end of period	$133,651	$150,574

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wright Medical Group N.V. Condensed Consolidated Statements of Changes in Shareholders’ Equity (In thousands, except share data) (unaudited)

	Three months ended June 28, 2020
	Ordinary shares		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total shareholders’ equity
	Number of shares	Amount
Balance at March 29, 2020	128,817,336	$4,697	$2,620,516	$(38,611)	$(1,707,244)	$879,358
2020 Activity:
Net loss	—	—	—	—	(59,393)	(59,393)
Foreign currency translation	—	—	—	11,271	—	11,271
Issuances of ordinary shares	110,236	4	2,115	—	—	2,119
Vesting of restricted stock units	132,304	5	(5)	—	—	—
Share-based compensation	—	—	7,568	—	—	7,568
Balance at June 28, 2020	129,059,876	$4,706	$2,630,194	$(27,340)	$(1,766,637)	$840,923

	Three months ended June 30, 2019
	Ordinary shares		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total shareholders’ equity
	Number of shares	Amount
Balance at March 31, 2019	126,105,530	$4,608	$2,542,747	$(19,386)	$(1,614,714)	$913,255
2019 Activity:
Net loss	—	—	—	—	(17,812)	(17,812)
Foreign currency translation	—	—	—	(123)	—	(123)
Issuances of ordinary shares	137,025	4	3,009	—	—	3,013
Vesting of restricted stock units	338,397	11	(11)	—	—	—
Share-based compensation	—	—	7,697	—	—	7,697
Balance at June 30, 2019	126,580,952	$4,623	$2,553,442	$(19,509)	$(1,632,526)	$906,030

	Six months ended June 28, 2020
	Ordinary shares		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total shareholders’ equity
	Number of shares	Amount
Balance at December 29, 2019	128,614,026	$4,691	$2,608,939	$(29,499)	$(1,692,338)	$891,793
2019 Activity:
Net loss	—	—	—	—	(74,299)	(74,299)
Foreign currency translation	—	—	—	2,159	—	2,159
Issuances of ordinary shares	298,951	10	6,343	—	—	6,353
Vesting of restricted stock units	146,899	5	(5)	—	—	—
Share-based compensation	—	—	14,917	—	—	14,917
Balance at June 28, 2020	129,059,876	$4,706	$2,630,194	$(27,340)	$(1,766,637)	$840,923

	Six months ended June 30, 2019
	Ordinary shares		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total shareholders’ equity
	Number of shares	Amount
Balance at December 30, 2018	125,555,751	$4,589	$2,514,295	$(8,083)	$(1,578,342)	$932,459
2019 Activity:
Net loss	—	—	—	—	(54,413)	(54,413)
Cumulative impact of lease accounting adoption	—	—	—	—	229	229
Foreign currency translation	—	—	—	(11,426)	—	(11,426)
Issuances of ordinary shares	683,585	23	13,991	—	—	14,014
Vesting of restricted stock units	341,616	11	(11)	—	—	—
Share-based compensation	—	—	15,333	—	—	15,333
Issuance of stock warrants, net of repurchases and equity issuance costs	—	—	9,834	—	—	9,834
Balance at June 30, 2019	126,580,952	$4,623	$2,553,442	$(19,509)	$(1,632,526)	$906,030

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
On November 4, 2019, we entered into a definitive agreement with Stryker and its subsidiary, Stryker B.V. Under the terms of the purchase agreement, and upon the terms and subject to the conditions thereof, Stryker B.V. has commenced a tender offer to purchase all of the outstanding ordinary shares of Wright for $30.75 per share, without interest and less applicable withholding taxes, in cash (the Offer). The Offer is currently scheduled to expire at 5:00 p.m., Eastern Time, on August 31, 2020, but may be extended in accordance with the terms of the purchase agreement between Stryker and Wright. The closing of the transaction is subject to receipt of applicable regulatory approvals, the adoption of certain resolutions relating to the transaction at an extraordinary general meeting of Wright’s shareholders (which condition has been met), completion of the Offer, and other customary closing conditions.
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
Impact of Global COVID-19 Pandemic. The global COVID-19 pandemic has led to the temporary closure of businesses, travel restrictions and the implementation of social distancing measures. Hospitals, ambulatory surgery centers and other medical facilities have deferred elective procedures, diverted resources to patients suffering from infections and limited access for non-patients, including our sales representatives. Because of the COVID-19 pandemic, surgeons and their patients are required, or are choosing, to defer procedures in which our products otherwise would be used, and many facilities that specialize in the procedures in which our products otherwise would be used have temporarily closed or reduced operating hours. These circumstances have negatively impacted the ability of our employees, independent sales representatives and distributors to effectively market and sell our products.
In response to the COVID-19 pandemic, we set our corporate priorities and actions as follows. First, we are focused on the health and safety of our employees. Second, we are focused on continuity of product supply and service for our customers and their patients. Third, we are focused on minimizing the spread of the virus to reduce the impact on our communities and hospital systems. Finally, we are focused on maintaining the sustainability of our Company by diligently and thoughtfully conserving and allocating resources, and pausing non-critical spending and non-critical hiring. In furtherance of this objective, we implemented temporary reductions in base salaries for our executive officers and certain other employees, including a 50% reduction for our Chief Executive Officer, 25% reductions for other officers and 15% reductions for certain other employees, as well as a temporary 50% reduction in cash retainers for our Board of Directors. These temporary reductions ended in July 2020 for our executive officers and in June 2020 for our other employees. Our other sustainability measures remain in place.
Because of the anticipated temporary decline in our net sales, on May 7, 2020, we agreed with MidCap to amend the Credit Agreement to, among other things, suspend the quarterly-tested minimum net revenue and minimum adjusted EBITDA financial covenants through the end of 2020 and add a minimum liquidity covenant that will apply from the date of the amendment through May 15, 2021. See Note 8 to the condensed consolidated financial statements for a description of this amendment.
Our fiscal year-end is generally determined on a 52-week basis and runs from the Monday nearest to the 31st of December of a year and ends on the Sunday nearest to the 31st of December of the following year. Every few years, it is necessary to add an extra week to the year making it a 53-week period.
The condensed consolidated financial statements and accompanying notes present our consolidated results for each of the three and six months ended June 28, 2020 and June 30, 2019. The three and six months ended June 28, 2020 and June 30, 2019 each consisted of thirteen and twenty-six weeks, respectively.
All amounts are presented in U.S. dollars ($), except where expressly stated as being in other currencies, e.g., Euros (€).

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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
We record revenues from sales to our stocking distributors at a point in time upon transfer of control of promised products to the distributor. Our stocking distributors, who sell the products to their customers, take control of the products and assume all risks of ownership upon transfer. Our stocking distributors are obligated to pay us within specified terms regardless of when, if ever, they sell the products. In general, our stocking distributors do not have any rights of return or exchange; however, in limited situations, we have repurchase agreements with certain stocking distributors. Those certain agreements require us to repurchase a specified percentage of the inventory purchased by the distributor within a specified period of time prior to the expiration of the contract. During those specified periods, we defer the applicable percentage of the sales. An insignificant amount of sales related to these types of agreements was deferred and not yet recognized as revenue as of June 28, 2020 and June 30, 2019.
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
Total charges incurred to write down excess and obsolete inventory to net realizable value included in “Cost of sales” were approximately $5.2 million and $2.5 million for the three months ended June 28, 2020 and June 30, 2019, respectively. Total charges incurred to write down excess and obsolete inventory to net realizable value included in “Cost of sales” were approximately $6.7 million and $6.0 million for the six months ended June 28, 2020 and June 30, 2019, respectively. During the three and six

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

months ended June 28, 2020, our cost of sales included a favorable adjustment of $2.6 million and $5.2 million, respectively, as a result of our change in accounting estimate of reserves for excess and obsolete inventory, as such inventory was sold.
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
For the three and six months ended June 28, 2020, our loss from discontinued operations, net of tax, totaled $6.4 million and $9.7 million, respectively. For the three and six months ended June 30, 2019, our income (loss) from discontinued operations, net of tax, totaled $1.1 million and $(5.2) million, respectively. Our operating results from discontinued operations and cash used in discontinued operations during 2020 and 2019 were attributable primarily to expenses, net of insurance recoveries, associated with our former OrthoRecon business as described in Note 11. Cash used in discontinued operations totaled $11.3 million and $32.1 million for the six months ended June 28, 2020 and June 30, 2019, respectively. We will incur continuing cash outflows associated

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

with legal defense costs and the ultimate resolution of these contingent liabilities, net of insurance proceeds, until these liabilities are resolved.
All current and historical operating results for the OrthoRecon business are reflected within discontinued operations in the condensed consolidated financial statements.
4. Inventories
Inventories consist of the following (in thousands):

	June 28, 2020	December 29, 2019
Raw materials	$14,814	$12,681
Work-in-process	29,613	27,528
Finished goods	194,356	158,165
	$238,783	$198,374

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

As of June 28, 2020, we had 2.25% cash convertible senior notes due 2021 (2021 Notes) and 1.625% cash convertible senior notes due 2023 (2023 Notes) outstanding. The 2.00% cash convertible senior notes due 2020 (2020 Notes) matured and were repaid on February 15, 2020.
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

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The following table summarizes the fair values and the presentation in our condensed consolidated balance sheets (in thousands) of our Notes Hedges and our Notes Conversion Derivatives:

	June 28, 2020		December 29, 2019
	Location on condensed consolidated balance sheet	Amount	Location on condensed consolidated balance sheet	Amount
2023 Notes Hedges	Other assets	$62,307	Other assets	$39,240
2023 Notes Conversion Derivative	Other liabilities	$38,981	Other liabilities	$31,555
2021 Notes Hedges	Other current assets	$182,436	Other current assets	$183,437
2021 Notes Conversion Derivative	Accrued expenses and other current liabilities	$168,258	Accrued expenses and other current liabilities	$179,478
2020 Notes Hedges	Other current assets	$—	Other current assets	$1,969
2020 Notes Conversion Derivative	Accrued expenses and other current liabilities	$—	Accrued expenses and other current liabilities	$1,666

As of June 28, 2020 and December 29, 2019, the sale price condition (as defined in Note 8) for the 2021 Notes was satisfied and, therefore, the 2021 Notes are convertible at any time during the succeeding calendar quarterly period. Due to the ability of the holders of the 2021 Notes to convert the notes, the carrying value of the 2021 Notes and the fair value of the 2021 Notes Conversion Derivative are classified as current liabilities, and the fair value of the 2021 Notes Hedges are classified as current assets as of June 28, 2020 and December 29, 2019. There were no significant conversions through July 28, 2020.
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
Neither the Notes Conversion Derivatives nor the Notes Hedges qualify for hedge accounting; thus, any changes in the fair value of the derivatives are recognized immediately in our condensed consolidated statements of operations. The following table summarizes the net gain on changes in fair value (in thousands) related to the Notes Hedges and Notes Conversion Derivatives:

	Three months ended		Six months ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
2023 Notes Hedges	$21,894	$(36,757)	$23,067	$18,433
2023 Notes Conversion Derivative	(21,501)	37,404	(7,426)	(18,319)
2021 Notes Hedges	25,242	(37,358)	(1,001)	24,563
2021 Notes Conversion Derivative	(15,570)	37,543	11,220	(23,217)
2020 Notes Hedges	—	(3,208)	(1,618)	5,042
2020 Notes Conversion Derivative	—	3,192	1,520	(4,690)
Net gain on changes in fair value	$10,065	$816	$25,762	$1,812

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
The following assumptions were used in the fair market valuations as of June 28, 2020:

	2021 Notes Conversion Derivative	2021 Notes Hedge	2023 Notes Conversion Derivative	2023 Notes Hedge
Black Stock Volatility (1)	42.3%	42.3%	19.88%	19.88%
Credit Spread for Wright (2)	0.55%	N/A	0.30%	N/A
Credit Spread for Deutsche Bank AG (3)	N/A	N/A	N/A	0.83%
Credit Spread for Wells Fargo Securities, LLC (3)	N/A	N/A	N/A	N/A
Credit Spread for JPMorgan Chase Bank (3)	N/A	0.39%	N/A	0.48%
Credit Spread for Bank of America (3)	N/A	0.39%	N/A	0.49%

(1)	Volatility selected based on historical and implied volatility of ordinary shares of Wright Medical Group N.V.

(2)	Credit spread implied from traded price.

(3)	Credit spread of each bank is estimated using CDS curves. Source: Bloomberg.
Derivatives not Designated as Hedging Instruments
As a result of the acquired business of IMASCAP in 2017, we have recorded the estimated fair value of future contingent consideration of approximately €28.0 million, or approximately $31.5 million, related to the achievement of certain technical milestones and sales earnouts as of June 28, 2020. The estimated fair value of contingent consideration related to technical milestones totaled $24.1 million and $20.8 million as of June 28, 2020 and December 29, 2019, respectively, and is contingent upon the development and approval of a next generation reverse shoulder implant system and new software modules. The estimated fair value of contingent consideration related to sales earnouts totaled $7.4 million and $7.2 million as of June 28, 2020 and December 29, 2019, respectively, and is contingent upon the sale of certain guides and the next generation reverse shoulder implant system.
The fair values of the sales earn out contingent consideration as of June 28, 2020 and December 29, 2019 were determined using a discounted cash flow model and probability adjusted estimates of the future earnings and are classified in Level 3. The discount rate is 12% for the sales earnout contingent consideration.
The contingent consideration from the IMASCAP acquisition related to technical milestones is based on meeting certain developmental milestones for new software modules and for the FDA and CE approval for the next generation reverse shoulder implant system. The fair value of this contingent consideration as of June 28, 2020 and December 29, 2019 was determined using probability adjusted estimates of the future payments and is classified in Level 3. The discount rate is approximately 6% for the contingent consideration related to technical milestones. A change in the discount rate would have limited impact on our profits or the fair value of this contingent consideration.
The carrying value of cash and cash equivalents, accounts receivable, and accounts payable approximates the fair value of these financial instruments at June 28, 2020 and December 29, 2019 due to their short maturities and variable rates.

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The following tables summarize the valuation of our financial instruments (in thousands):

	Total	Quoted prices in active markets (Level 1)	Prices with other observable inputs (Level 2)	Prices with unobservable inputs (Level 3)
June 28, 2020
Assets
Cash and cash equivalents	$133,651	$133,651	$—	$—
2021 Notes Hedges	182,436	—	—	182,436
2023 Notes Hedges	62,307	—	—	62,307
Total	$378,394	$133,651	$—	$244,743

Liabilities
2021 Notes Conversion Derivative	$168,258	$—	$—	$168,258
2023 Notes Conversion Derivative	38,981	—	—	38,981
Contingent consideration	31,456	—	—	31,456
Total	$238,695	$—	$—	$238,695

	Total	Quoted prices in active markets (Level 1)	Prices with other observable inputs (Level 2)	Prices with unobservable inputs (Level 3)
December 29, 2019
Assets
Cash and cash equivalents	$166,856	$166,856	$—	$—
2020 Notes Hedges	1,969	—	—	1,969
2021 Notes Hedges	183,437	—	—	183,437
2023 Notes Hedges	39,240	—	—	39,240
Total	$391,502	$166,856	$—	$224,646

Liabilities
2020 Notes Conversion Derivative	$1,666	$—	$—	$1,666
2021 Notes Conversion Derivative	179,478	—	—	179,478
2023 Notes Conversion Derivative	31,555	—	—	31,555
Contingent consideration	28,077	—	—	28,077
Total	$240,776	$—	$—	$240,776

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The following is a roll forward of our assets and liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) (in thousands):

	Balance at December 29, 2019	Additions	Transfers into Level 3	Gain/(loss) on fair value adjustments included in earnings	Settlements	Currency	Balance at June 28, 2020
2020 Notes Hedges	$1,969	—	—	(1,618)	(351)	—	$—
2020 Notes Conversion Derivative	$(1,666)	—	—	1,520	146	—	$—
2021 Notes Hedges	$183,437	—	—	(1,001)	—	—	$182,436
2021 Notes Conversion Derivative	$(179,478)	—	—	11,220	—	—	$(168,258)
2023 Notes Hedges	$39,240	—	—	23,067	—	—	$62,307
2023 Notes Conversion Derivative	$(31,555)	—	—	(7,426)	—	—	$(38,981)
Contingent consideration	$(28,077)	—	—	(3,509)	(320)	450	$(31,456)

6. Property, Plant and Equipment
Property, plant and equipment, net consists of the following (in thousands):

	June 28, 2020	December 29, 2019
Property, plant and equipment, at cost	$695,387	$648,318
Less: Accumulated depreciation	(436,074)	(396,396)
	$259,313	$251,922

7. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill occurring during the six months ended June 28, 2020 and June 30, 2019 are as follows (in thousands):

	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Total
Balance at December 29, 2019	$569,970	$625,926	$65,071	$1,260,967
Foreign currency translation	—	426	903	1,329
Balance at June 28, 2020	$569,970	$626,352	$65,974	$1,262,296

Balance at December 30, 2018	$569,970	$627,850	$71,134	$1,268,954
Foreign currency translation	—	(1,191)	(3,805)	(4,996)
Balance at June 30, 2019	$569,970	$626,659	$67,329	$1,263,958

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

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The components of our identifiable intangible assets, net, are as follows (in thousands):

	June 28, 2020		December 29, 2019
	Cost	Accumulated amortization	Cost	Accumulated amortization
Indefinite life intangibles:
In-process research and development (IPRD) technology	$7,860	$—	$6,238	$—
Total indefinite life intangibles	7,860		6,238

Finite life intangibles:
Completed technology	172,632	81,204	172,111	72,140
Licenses	9,247	3,395	9,247	2,835
Customer relationships	181,184	46,779	181,094	41,389
Trademarks	13,916	11,987	14,002	11,834
Non-compete agreements	3,439	2,490	5,713	4,090
Other	1,523	357	2,022	757
Total finite life intangibles	381,941	$146,212	384,189	$133,045

Total intangibles	389,801		390,427
Less: Accumulated amortization	(146,212)		(133,045)
Intangible assets, net	$243,589		$257,382

Based on the total finite life intangible assets held at June 28, 2020, we expect amortization expense of approximately $31 million in 2020, $30 million in 2021, $30 million in 2022, $30 million in 2023, and $27 million in 2024.
8. Debt and Finance Lease Obligations
Debt and finance lease obligations consist of the following (in thousands):

	Maturity by Fiscal Year	June 28, 2020	December 29, 2019
Finance lease obligations	2020-2026	$23,029	$25,086
Convertible Notes
1.625% Notes	2023	709,421	695,748
2.25% Notes [1]	2021	357,184	344,635
2.0% Notes	2020	—	55,997
Term loan facility	2021	54,463	19,296
Asset-based line of credit [2]	2021	61,709	20,652
Other debt	2020-2024	5,360	6,615
		1,211,166	1,168,029
Less: Current portion [1,2]		(454,337)	(430,862)
Long-term debt and finance lease obligations		$756,829	$737,167

_______________________

[1]
As of June 28, 2020 and December 29, 2019, the sale price condition (as defined below) for the 2021 Notes was satisfied and, therefore, the 2021 Notes are convertible at any time during the succeeding calendar quarterly period. As a result, the carrying value of the 2021 Notes was classified as a current liability as of June 28, 2020 and December 29, 2019.

[2]
We have reflected this debt as a current liability as of June 28, 2020 and December 29, 2019, as required by US GAAP due to the weekly lockbox repayment/re-borrowing arrangement underlying the agreement, as well as the ability for the lenders to accelerate the repayment of the debt under certain circumstances as described below.

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Convertible Notes
The components of our Convertible Notes were as follows (in thousands):

	June 28, 2020	December 29, 2019
Principal amount of 2023 Notes	$814,556	$814,556
Unamortized debt discount	(95,495)	(107,916)
Unamortized debt issuance costs	(9,640)	(10,892)
Net carrying amount of 2023 Notes	$709,421	$695,748

Principal amount of 2021 Notes	$395,000	$395,000
Unamortized debt discount	(35,593)	(47,405)
Unamortized debt issuance costs	(2,223)	(2,960)
Net carrying amount of 2021 Notes	$357,184	$344,635

Principal amount of 2020 Notes	$—	$56,455
Unamortized debt discount	—	(408)
Unamortized debt issuance costs	—	(50)
Net carrying amount of 2020 Notes	$—	$55,997

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
As described above, the 2021 Notes were convertible during the first and second quarters of 2020 and are convertible for the third quarter of 2020. There were no significant conversions through July 28, 2020.
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
The estimated fair value of the 2021 and 2023 Notes was approximately $553.0 million and $840.5 million, respectively, at June 28, 2020, based on a quoted price in an active market (Level 1).
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
As of June 28, 2020 and December 29, 2019, we had warrants outstanding related to the 2020 Notes, 2021 Notes and 2023 Notes which were exercisable for 1.9 million ordinary shares, 18.5 million ordinary shares, and 24.4 million ordinary shares, respectively.
As of June 28, 2020, our effective interest rates for the 2020, 2021, and 2023 Notes were 8.54%, 9.72%, and 5.76%, respectively. For the three and six months ended June 28, 2020 and June 30, 2019, we recorded the following interest expense related to the amortization of the debt discount (in thousands):

	Three months ended		Six months ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
2023 Notes	$6,256	$5,937	$12,422	$11,461
2021 Notes	5,977	5,426	11,812	10,723
2020 Notes	—	770	408	2,215

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

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Credit Agreement
On December 23, 2016, we, together with WMG and certain of our other wholly-owned U.S. subsidiaries (collectively, Borrowers), entered into a Credit, Security and Guaranty Agreement with MidCap Financial Trust, as administrative agent (Agent) and a lender and the additional lenders from time to time party thereto, which agreement was subsequently amended and restated in May 2018 and subsequently amended thereafter on several occasions, including the May 7, 2020 amendment described herein, which, among other things, suspended certain financial covenants through the end of 2020 (as amended, the Credit Agreement).
The Credit Agreement provides for a $175 million senior secured asset-based line of credit, subject to the satisfaction of a borrowing base requirement (ABL Facility) and a $55 million term loan facility (Term Loan Facility). The ABL Facility may be increased by up to $75 million upon the Borrowers’ request, subject to the consent of the Agent and each of the other lenders providing such increase. All borrowings under the ABL Facility are subject to the satisfaction of customary conditions, including the absence of default, the accuracy of representations and warranties in all material respects and the delivery of an updated borrowing base certificate. The initial $20 million term loan tranche was funded at closing in May 2018 and the second $35 million term loan tranche was funded in May 2020. All borrowings under the Term Loan Facility are subject to the satisfaction of customary conditions, including the absence of default and the accuracy of representations and warranties in all material respects.
As of June 28, 2020, we had $61.7 million in borrowings outstanding under the ABL Facility and $113.3 million in unused availability under the ABL Facility. We borrowed $40 million under the ABL Facility during the second quarter of 2020. As of December 29, 2019, we had $20.7 million in borrowings outstanding under the ABL Facility and $154.3 million in unused availability under the ABL Facility.
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
The interest rate applicable to borrowings under the Term Loan Facility is equal to one-month LIBOR plus 7.85%, subject to a 1.00% LIBOR floor. The Credit Agreement previously provided that amortization payments under the Term Loan Facility were due in equal monthly installments beginning on May 1, 2019 unless we meet certain adjusted EBITDA targets; in which case, the amortization payments would not commence until May 1, 2021. We had previously met all such targets. As a result of the May 7, 2020 amendment to the Credit Agreement, the monthly straight line amortization payments of the Term Loan Facility will now commence on January 1, 2021. In addition to paying interest on the outstanding loans under the Term Loan Facility, the Borrowers are also required to pay certain other customary fees related to Agent’s administration of the Term Loan Facility.
The Term Loan Facility requires mandatory prepayments, subject to the right of reinvestment and certain other exceptions, in amounts equal to 100% of the net cash proceeds from certain asset sales and casualty and condemnation events in excess of $10 million in any fiscal year. Any voluntary or mandatory prepayment under the Term Loan Facility, subject to certain exceptions,

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

was previously subject to a 1.00% prepayment premium, but as a result of the May 7, 2020 amendment to the Credit Agreement, the prepayment premium under the Term Loan Facility is now 1.25%. The advances under the Term Loan Facility are due and payable in full at the same time as the outstanding loans under the ABL Facility.
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
For the three and six months ended June 28, 2020 and June 30, 2019, OCI was comprised solely of foreign currency translation adjustments.
Changes in AOCI for the three and six months ended June 28, 2020 and June 30, 2019 were as follows (in thousands):

Three months ended June 28, 2020
Currency translation adjustment
Balance at March 29, 2020	$(38,611)
Other comprehensive income	11,271
Balance at June 28, 2020	$(27,340)

Three months ended June 30, 2019
Currency translation adjustment
Balance at March 31, 2019	$(19,386)
Other comprehensive loss	(123)
Balance at June 30, 2019	$(19,509)

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Six months ended June 28, 2020
Currency translation adjustment
Balance at December 29, 2019	$(29,499)
Other comprehensive income	2,159
Balance at June 28, 2020	$(27,340)

Six months ended June 30, 2019
Currency translation adjustment
Balance at December 30, 2018	$(8,083)
Other comprehensive loss	(11,426)
Balance at June 30, 2019	$(19,509)

10. Capital Stock and Earnings Per Share
Our articles of association provide an authorized capital of €9.6 million divided into 320 million ordinary shares, each with a par value of three Euro cents (€0.03). At our 2019 annual general meeting of shareholders, our shareholders authorized our board of directors until June 28, 2021 to issue, or grant rights to purchase or subscribe for, our unissued ordinary shares up to 20% of our issued and outstanding shares at the time of issue, which is further divided into 10% for general corporate purposes (including potential mergers and acquisitions) and an additional 10% only for potential mergers and acquisitions. We had 129.1 million and 128.6 million ordinary shares issued and outstanding as of June 28, 2020 and December 29, 2019, respectively.
FASB ASC Topic 260, Earnings Per Share, requires the presentation of basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted-average number of ordinary shares outstanding during the period. Diluted earnings per share is calculated to include any dilutive effect of our ordinary share equivalents. For the three and six months ended June 28, 2020 and June 30, 2019, our ordinary share equivalents consisted of stock options, restricted stock units, performance share units, and warrants. The dilutive effect of the stock options, restricted stock units, performance share units, and warrants is calculated using the treasury-stock method.
We had outstanding options to purchase 8.6 million ordinary shares, 1.1 million restricted stock units, and 0.8 million performance share units, assuming maximum performance, at June 28, 2020 and outstanding options to purchase 9.2 million ordinary shares, 1.0 million restricted stock units, and 0.2 million performance share units, assuming maximum performance, at June 30, 2019.
We had outstanding net-share settled warrants on the 2020 Notes, 2021 Notes and 2023 Notes of 1.9 million ordinary shares, 18.5 million ordinary shares, and 24.4 million ordinary shares, respectively, at June 28, 2020 and June 30, 2019. See Note 8 of the condensed consolidated financial statements for additional information about the convertible notes and the related warrants.
None of the options, restricted stock units, performance share units, or warrants were included in the calculation of diluted net loss from continuing operations per share, diluted loss from discontinued operations per share, and diluted net loss per share for the three and six months ended June 28, 2020 or June 30, 2019, because we recorded a net loss from continuing operations for all periods. Including these instruments would be anti-dilutive as the net loss from continuing operations is the control number in determining whether those potential common shares are dilutive or anti-dilutive.
The weighted-average number of ordinary shares outstanding for basic and diluted earnings per share purposes is as follows (in thousands):

	Three months ended		Six months ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Weighted-average number of ordinary shares outstanding-basic and diluted	128,922	126,267	128,833	126,040

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
Patent Litigation
On March 23, 2018, WMT filed suit against Paragon 28, Inc. (Paragon 28) in the United States District Court for the District of Colorado, alleging infringement of ten patents concerning orthopaedic plates, plating systems and instruments, and related methods of use. Our complaint seeks damages, injunctive relief and attorneys’ fees. On June 4, 2018, Paragon 28 filed an amended answer and counterclaim seeking declaratory judgment of non-infringement and invalidity of the patent-in-suit, and attorneys’ fees. On September 28, 2018, WMT filed an amended complaint adding claims against Paragon 28 for misappropriation of trade secrets and related wrongdoing. Paragon 28 filed a motion to dismiss those trade secret-related claims, which WMT opposed. On September 30, 2019, the Court issued an order granting in part and denying in part the motion to dismiss, leaving intact the majority of the trade secret-related claims. A motion for clarification of the order remains pending. In March 2019, Paragon 28 filed four petitions with the Patent Trial and Appeal Board seeking Inter Partes Reviews of the patents in question, which WMT opposed. On September 25, 2019 and October 4, 2019, the Patent Trial and Appeal Board granted Paragon 28’s petitions. Oral arguments were heard on June 18, 2020, and we expect the Patent Trial and Appeal Board to render a substantive decision on the merits of the petitions in October 2020.
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
Product Liability
We have received claims for personal injury against us associated with fractures of the PROFEMUR® titanium modular neck product (PROFEMUR® Claims). As of June 28, 2020, there were approximately 32 unresolved pending U.S. lawsuits and approximately five unresolved pending non-U.S. lawsuits alleging such claims. The overall fracture rate for the product is low and the fractures appear, at least in part, to relate to patient demographics. In 2009, we began offering a cobalt-chrome version of the PROFEMUR® modular neck, which has greater strength characteristics than the alternative titanium version. However, during the fiscal quarter ended September 30, 2011, as a result of an increase in the number and monetary amount of these claims, management estimated our liability to patients in the United States and Canada who have previously required a revision following a fracture of a PROFEMUR® titanium modular neck, or who may require a revision in the future. As of June 28, 2020, our accrual for PROFEMUR® Claims totaled $11.8 million, of which $6.4 million is included in our condensed consolidated balance sheet within “Accrued expenses and other current liabilities” and $5.4 million is included within “Other liabilities.” As of December 29, 2019, our accrual for PROFEMUR® Claims totaled $12.1 million, of which $8.8 million is included in our consolidated balance sheet within “Accrued expenses and other current liabilities” and $3.3 million is included within “Other liabilities.” We expect to pay the majority of these claims within the next two years. Any claims associated with this product outside of the United States and Canada, or for any other products, will be managed as part of our standard product liability accrual methodology on a case-by-case basis.
We are aware that MicroPort has recalled a certain size of its cobalt chrome modular neck product as a result of alleged fractures. As of June 28, 2020, there were eleven pending U.S. lawsuits and five pending non-U.S. lawsuits against us alleging personal injury resulting from the fracture of a cobalt chrome modular neck. These claims will be managed as part of our standard product liability accrual methodology on a case-by-case basis.

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

On May 18, 2020, certain plaintiffs’ counsel filed a motion to coordinate (Motion to Transfer) pre-trial management of 42 cases involving both titanium and cobalt chrome PROFEMUR® modular necks in a multi-district litigation.  Plaintiffs request that the cases be coordinated before a judge in the United States District Court for the Eastern District of Arkansas. We have opposed the Motion to Transfer and a hearing on the Motion to Transfer is scheduled for July 30, 2020.
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
Excluding claims resolved in the MoM Settlement Agreements, as of June 28, 2020, there were approximately 235 unresolved metal-on-metal hip cases pending in the U.S. This number includes cases ineligible for settlement under the MoM Settlement Agreements, cases which opted out of such settlements, post-settlement cases, tolled cases, and existing state court cases that were not part of the MDL or JCCP. As of June 28, 2020, we estimate there also were pending approximately 28 unresolved non-U.S. metal-on metal hip cases, 59 unresolved U.S. modular neck cases alleging claims related to the release of metal ions, and zero non-U.S. modular neck cases with metal ion allegations. We also estimate that as of June 28, 2020, there were approximately 509 non-revision claims either dismissed or awaiting dismissal from the MDL and JCCP, which dismissal is a condition of the MoM Settlement Agreements. Although there is a limited time period during which dismissed non-revision claims may be refiled, it is presently unclear how many non-revision claimants will elect to do so. As of June 28, 2020, no dismissed non-revision cases have been refiled.
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
As previously disclosed, between November 2016 and October 2017, WMT entered into three MoM Settlement Agreements with Court-appointed attorneys representing plaintiffs in the MDL and JCCP to settle a total of 1,974 cases that met the eligibility requirements of the MoM Settlement Agreements and were either pending in the MDL or JCCP, or subject to court-approved tolling agreements in the MDL or JCCP, for an aggregate sum of $339.2 million. As of June 28, 2020, we had funded $337.4 million under the MoM Settlement Agreements. We, the indirect parent company of WMT, have guaranteed WMT’s obligations under the MoM Settlement Agreements.
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
As of June 28, 2020, our accrual for metal-on-metal claims totaled $37.4 million, of which $30.4 million is included in our consolidated balance sheet within “Accrued expenses and other current liabilities” and $7.0 million is included within “Other liabilities.” As of December 29, 2019, our accrual for metal-on-metal claims totaled $40.5 million, of which $33.0 million was included in our consolidated balance sheet within “Accrued expenses and other current liabilities” and $7.5 million was included within “Other liabilities.” Our accrual is based on (i) case by case accruals for specific cases where facts and circumstances warrant, and (ii) the implied settlement values for eligible claims under the MoM Settlement Agreements. We are unable to reasonably estimate the high-end of a possible range of loss for claims which elected to opt out of the MoM Settlement Agreements. Claims we can confirm would meet the eligibility criteria set forth in the MoM Settlement Agreements but are excluded from the settlements due to the maximum settlement cap, or because they are cases not part of the MDL or JCCP, have been accrued consistent with the respective settlement rates. Due to the general uncertainties surrounding all metal-on metal claims as noted

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

above, as well as insufficient information about individual claims, we are presently unable to reasonably estimate a range of loss for future claims; hence we have not accrued for these claims at the present time.
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
As of June 28, 2020, our insurance carriers have paid an aggregate of $120.4 million of insurance proceeds related to the metal-on-metal claims, including amounts received under the above referenced settlement agreements, of which $113.7 million has been paid directly to us and $6.7 million has been paid directly to claimants. Except as provided in such settlement agreements, our acceptance of the insurance proceeds was not a waiver of any other claim we may have against the insurance carriers unrelated to metal-on-metal coverage and our disputes with carriers relating thereto.
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

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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
Selected financial information related to our segments is presented below for the three and six months ended June 28, 2020 and June 30, 2019 (in thousands):

	Three months ended June 28, 2020
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Corporate [1]	Total
Net sales from external customers	$53,067	$51,238	$25,650	$—	$129,955
Depreciation expense	2,327	3,513	3,451	5,902	15,193
Amortization expense	—	—	—	8,091	8,091
Segment operating income (loss)	$7,647	$15,029	$(12,787)	$(44,904)	$(35,015)
Other:
Transaction and transition costs					4,263
Operating loss					(39,278)
Interest expense, net					21,176
Other income, net					(7,462)
Loss before income taxes					$(52,992)

	Three months ended June 30, 2019
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Corporate [1]	Total
Net sales from external customers	$91,204	$81,342	$57,188	$—	$229,734
Depreciation expense	2,533	3,174	3,970	6,495	16,172
Amortization expense	—	—	—	7,862	7,862
Segment operating income (loss)	$23,009	$28,784	$308	$(48,486)	$3,615
Other:
Inventory step-up amortization					352
Transition costs					597
Operating income					2,666
Interest expense, net					19,995
Other income, net					(1,831)
Loss before income taxes					$(15,498)

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Six months ended June 28, 2020
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Corporate [1]	Total
Net sales from external customers	$139,604	$138,494	$70,397	$—	$348,495
Depreciation expense	5,348	6,805	7,059	12,020	31,232
Amortization expense	—	—	—	16,215	16,215
Segment operating income (loss)	$27,823	$48,897	$(17,786)	$(90,517)	$(31,583)
Other:
Transaction and transition costs					10,383
Operating loss					(41,966)
Interest expense, net					41,646
Other income, net					(21,169)
Loss before income taxes					$(62,443)

	Six months ended June 30, 2019
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Corporate [1]	Total
Net sales from external customers	$186,020	$164,293	$109,548	$—	$459,861
Depreciation expense	5,221	6,325	7,733	12,394	31,673
Amortization expense	—	—	—	15,449	15,449
Segment operating income (loss)	$51,950	$60,232	$(1,181)	$(100,665)	$10,336
Other:
Inventory step-up amortization					704
Transaction and transition costs					1,021
Operating income					8,611
Interest expense, net					39,690
Other expense, net					11,064
Loss before income taxes					$(42,143)

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

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Net sales by geographic region by product line are as follows (in thousands):

	Three months ended		Six months ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
United States
Lower extremities	$39,020	$66,832	$104,385	$138,140
Upper extremities	50,521	80,146	136,761	161,873
Biologics	13,533	23,588	33,955	46,228
Sports med & other	1,231	1,980	2,997	4,072
Total United States	$104,305	$172,546	$278,098	$350,313

EMEAC
Lower extremities	$3,878	$12,111	$14,541	$24,369
Upper extremities	11,378	24,138	31,037	47,415
Biologics	754	2,092	2,454	4,164
Sports med & other	888	2,513	3,157	5,139
Total EMEAC	$16,898	$40,854	$51,189	$81,087

Other
Lower extremities	$1,987	$4,872	$4,812	$8,165
Upper extremities	3,765	7,016	8,987	13,204
Biologics	2,872	4,239	5,121	6,705
Sports med & other	128	207	288	387
Total other	$8,752	$16,334	$19,208	$28,461

Total net sales	$129,955	$229,734	$348,495	$459,861

Assets in the U.S. Upper Extremities, U.S. Lower Extremities & Biologics, and International Extremities & Biologics segments are those assets used exclusively in the operations of each business segment or allocated when used jointly. Assets in the Corporate category are principally cash and cash equivalents, derivative assets, property, plant and equipment associated with our corporate headquarters, assets associated with discontinued operations, product liability insurance receivables, and assets associated with income taxes. Total assets by business segment as of June 28, 2020 and December 29, 2019 are as follows (in thousands):

	June 28, 2020
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Corporate	Total
Total assets	$941,741	$914,931	$293,978	$412,877	$2,563,527

	December 29, 2019
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Corporate	Total
Total assets	$952,187	$914,317	$292,929	$426,207	$2,585,640

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition for the three and six months ended June 28, 2020. This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements, our Annual Report on Form 10-K for the year ended December 29, 2019, which includes additional information about our critical accounting policies and practices and risk factors, and “Special Note Regarding Forward-Looking Statements.”
Proposed Acquisition by Stryker
On November 4, 2019, we entered into a definitive agreement with Stryker and its subsidiary, Stryker B.V. Under the terms of the purchase agreement, and upon the terms and subject to the conditions thereof, Stryker B.V. has commenced a tender offer to purchase all of the outstanding ordinary shares of Wright for $30.75 per share, without interest and less applicable withholding taxes, in cash (Offer). The Offer is currently scheduled to expire at 5:00 p.m., Eastern Time, on August 31, 2020, but may be extended in accordance with the terms of the purchase agreement between Stryker and Wright. The closing of the transaction is subject to receipt of applicable regulatory approvals, the adoption of certain resolutions relating to the transaction at an extraordinary general meeting of Wright’s shareholders (which condition has been met), completion of the Offer, and other customary closing conditions.
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
Our fiscal year-end is generally determined on a 52-week basis and runs from the first Monday after the last Sunday of December of a year and ends on the last Sunday of December of the following year. Every few years, it is necessary to add an extra week to the year making it a 53-week period. The three and six months ended June 28, 2020 and June 30, 2019 each consisted of thirteen and twenty-six weeks, respectively.
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
Our principal lower extremities products include the INBONE®, INFINITY®, INFINITY® with Adaptis Technology, and INVISION™ Total Ankle Replacement systems, all of which can be used with our PROPHECY® Preoperative Navigation Guides, which combine computer imaging with a patient’s CT scan, and are designed to provide alignment accuracy while reducing surgical steps. As a result of our October 2018 acquisition of Cartiva, our lower extremities product portfolio includes Cartiva’s Synthetic Cartilage Implant (SCI), the only PMA approved product for treatment of first Metatarsophalangeal (MTP) joint osteoarthritis. Our lower extremities products also include the PROstep™ Minimally Invasive Surgery system for foot and ankle, Salvation external fixation system for the treatment of Charcot diabetic foot, the CLAW® II Polyaxial Compression Plating System, the ORTHOLOC™ 3Di Reconstruction Plating System, the PHALINX® system used for hammertoe indications, PRO-TOE® VO Hammertoe System, the VALOR® ankle fusion nail system, and the Swanson line of toe joint replacement products.
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
Impact of Global COVID-19 Pandemic. The global COVID-19 pandemic has led to the temporary closure of businesses, travel restrictions and the implementation of social distancing measures. Hospitals, ambulatory surgery centers and other medical facilities have deferred elective procedures, diverted resources to patients suffering from infections and limited access for non-patients, including our sales representatives. Because of the COVID-19 pandemic, surgeons and their patients are required, or are choosing, to defer procedures in which our products otherwise would be used, and many facilities that specialize in the procedures in which our products otherwise would be used have temporarily closed or reduced operating hours. These circumstances have negatively impacted the ability of our employees, independent sales representatives and distributors to effectively market and sell our products. While the disruption of the pandemic to worldwide surgical volume was significant during the second quarter of 2020, we experienced a significant increase in volume in June 2020 compared to earlier in the second quarter of 2020. While we continue to believe the impact of COVID-19 on our business will be temporary, we cannot precisely estimate the length or severity of the impact.
In response to the COVID-19 pandemic, we set our corporate priorities and actions as follows. First, we are focused on the health and safety of our employees. Second, we are focused on continuity of product supply and service for our customers and their patients. Third, we are focused on minimizing the spread of the virus to reduce the impact on our communities and hospital systems. Finally, we are focused on maintaining the sustainability of our Company by diligently and thoughtfully conserving and allocating resources, and pausing non-critical spending and non-critical hiring. In furtherance of this objective, we implemented temporary reductions in base salaries for our executive officers and certain other employees, including a 50% reduction for our Chief Executive Officer, 25% reductions for other officers and 15% reductions for certain other employees, as well as a temporary 50% reduction in cash retainers for our Board of Directors. These temporary reductions ended in July 2020 for our executive officers and in June 2020 for our other employees. Our other sustainability measures remain in place.
Because of the anticipated temporary decline in our net sales, on May 7, 2020, we agreed with MidCap to amend the Credit Agreement to, among other things, suspend the quarterly-tested minimum net revenue and minimum adjusted EBITDA financial covenants through the end of 2020 and add a minimum liquidity covenant that will apply from the date of the amendment through May 15, 2021. See Note 8 to the condensed consolidated financial statements for a description of this amendment.
Other Significant Quarterly Business Developments.
On June 8, 2020, the U.S. Centers for Medicare & Medicaid Services (CMS) published an update to the reimbursement calculation used to determine the transitional pass-through payment for the device category applicable to AUGMENT® Regenerative Solutions, including AUGMENT® Bone Graft and AUGMENT® Injectable, originally implemented on January 1, 2020. Based on this update, when hindfoot and ankle fusions are performed in the hospital outpatient and ambulatory surgical center settings of care, the facility will be paid for the incremental cost of AUGMENT. This updated payment amount is made retroactive to January 1, 2020 and will remain in place for three years. Transitional pass-through payments are intended to facilitate Medicare beneficiary access to the advantages of new and innovative devices by allowing for adequate payment for these new devices while the necessary cost data is collected to incorporate the costs for these devices into the procedure Ambulatory Payment Classifications (APC) rate.
Financial Highlights. Net sales decreased 43.4% totaling $130.0 million in the second quarter of 2020, compared to $229.7 million in the second quarter of 2019, due to the impact of the COVID-19 pandemic. Our U.S. net sales decreased $68.2 million, or 39.5%, in the second quarter of 2020 as compared to the second quarter of 2019, due to the COVID-19 pandemic. Sales in our U.S. lower extremities business, U.S. upper extremities business and U.S. biologics business declined by 41.6%, 37.0% and 42.6%, respectively, during the second quarter of 2020 compared to the prior year period. While the disruption of the pandemic to worldwide surgical volume was significant during the second quarter of 2020, we experienced an increase in volume in June 2020 compared to earlier in the second quarter of 2020, noting that U.S. sales in June 2020 declined only 3% as compared to June 2019. Additionally, our U.S. lower extremities business included 8% net sales growth in our total ankle replacement products and our U.S. upper extremities business included 12% net sales growth in our shoulder products in June 2020 compared to June 2019.
Our international net sales decreased $31.5 million, or 55.1%, in the second quarter of 2020 as compared to the second quarter of 2019, due to the impact of the COVID-19 pandemic and a $0.3 million unfavorable impact from foreign currency exchange rates. However, we experienced an increase in volume in June 2020 compared to earlier in the second quarter of 2020, but more modestly than in the U.S.
In the second quarter of 2020, our net loss from continuing operations was $53.0 million, compared to a net loss from continuing operations of $18.9 million for the second quarter of 2019. This increase in net loss from continuing operations was primarily driven by reduced profitability as a result of lower net sales due to the impact of the COVID-19 pandemic.
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

Results of Operations
Comparison of the three months ended June 28, 2020 to the three months ended June 30, 2019
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

	Three months ended
	June 28, 2020		June 30, 2019
	Amount	% of net sales	Amount	% of net sales
Net sales	$129,955	100.0%	$229,734	100.0%
Cost of sales [1]	28,723	22.1%	48,338	21.0%
Gross profit	101,232	77.9%	181,396	79.0%
Operating expenses:
Selling, general and administrative [1]	118,241	91.0%	152,112	66.2%
Research and development [1]	14,178	10.9%	18,756	8.2%
Amortization of intangible assets	8,091	6.2%	7,862	3.4%
Total operating expenses	140,510	108.1%	178,730	77.8%
Operating (loss) income	(39,278)	(30.2)%	2,666	1.2%
Interest expense, net	21,176	16.3%	19,995	8.7%
Other (income) expense, net	(7,462)	(5.7)%	(1,831)	(0.8)%
Loss from continuing operations before income taxes	(52,992)	(40.8)%	(15,498)	(6.7)%
Provision for income taxes	(11)	0.0%	3,434	1.5%
Net loss from continuing operations	$(52,981)	(40.8)%	$(18,932)	(8.2)%
(Loss) income from discontinued operations, net of tax	(6,412)		1,120
Net loss	$(59,393)		$(17,812)
__________________________

[1]	These line items include the following amounts of non-cash, share-based compensation expense for the periods indicated:

	Three months ended
	June 28, 2020	% of net sales	June 30, 2019	% of net sales
Cost of sales	$253	0.2%	$137	0.1%
Selling, general and administrative	6,649	5.1%	6,835	3.0%
Research and development	669	0.5%	651	0.3%

The following tables set forth our net sales by product line for the U.S. and International for the periods indicated (in thousands) and the percentage of year-over-year change:

	Three months ended
	June 28, 2020	June 30, 2019	% change
U.S.
Lower extremities	$39,020	$66,832	(41.6)%
Upper extremities	50,521	80,146	(37.0)%
Biologics	13,533	23,588	(42.6)%
Sports med & other	1,231	1,980	(37.8)%
Total U.S.	$104,305	$172,546	(39.5)%

International
Lower extremities	$5,865	$16,983	(65.5)%
Upper extremities	15,143	31,154	(51.4)%
Biologics	3,626	6,331	(42.7)%
Sports med & other	1,016	2,720	(62.6)%
Total International	$25,650	$57,188	(55.1)%

Total net sales	$129,955	$229,734	(43.4)%
Net sales
U.S. Sales. U.S. net sales totaled $104.3 million in the second quarter of 2020, a 39.5% decrease from $172.5 million in the second quarter of 2019, due to the effects of the COVID-19 pandemic. U.S. sales represented approximately 80.3% of total net sales in the second quarter of 2020, compared to 75.1% of total net sales in the second quarter of 2019. While the disruption of the pandemic to worldwide surgical volume was significant during the second quarter of 2020, we experienced an increase in volume in June 2020 compared to earlier in the second quarter of 2020, noting that U.S. sales in June 2020 declined 3% as compared to June 2019.
Our U.S. lower extremities net sales decreased to $39.0 million in the second quarter of 2020 compared to $66.8 million in the second quarter of 2019, representing a 41.6% decrease. While the disruption of the pandemic to worldwide surgical volume was significant during the second quarter of 2020, we experienced an increase in volume in June 2020 compared to earlier in the second quarter of 2020, noting that sales in June 2020 declined 11% as compared to June 2019. Further, we experienced 8% net sales growth in our total ankle replacement products in June 2020 as compared to June 2019.
Our U.S. upper extremities net sales decreased to $50.5 million in the second quarter of 2020 from $80.1 million in the second quarter of 2019, representing a decline of 37.0%. While the disruption of the pandemic to worldwide surgical volume was significant during the second quarter of 2020, we experienced an increase in volume in June 2020 compared to earlier in the second quarter of 2020, noting sales in June 2020 increased by 12% as compared to June 2019, driven by 12% net sales growth of our shoulder products. Our U.S. upper extremities sales continue to be driven by the ongoing launch of our FLEX REVIVE™ revision shoulder system and continued success of the combination of our BLUEPRINT™ enabling technology, PERFORM™ Reversed Glenoid System and SIMPLICITI® shoulder system.
Our U.S. biologics net sales decreased to $13.5 million in the second quarter of 2020 from $23.6 million in the second quarter of 2019, representing a 42.6% decrease. While the disruption of the pandemic to worldwide surgical volume was significant during the second quarter of 2020, we experienced an increase in volume in June 2020 compared to earlier in the second quarter of 2020. Net sales in June 2020 declined 23% as compared to June 2019.
International Sales. Net sales in our international regions totaled $25.7 million in the second quarter of 2020 compared to $57.2 million in the second quarter of 2019. This 55.1% decrease was due to the impact of the COVID-19 pandemic, as well as a $0.3 million unfavorable impact from foreign currency exchange rates (a 1 percentage point unfavorable impact to international sales growth rate).
Our international lower extremities net sales decreased 65.5% to $5.9 million in the second quarter of 2020 from $17.0 million in the second quarter of 2019 due to the impact of the COVID-19 pandemic and, to a lesser extent, a $0.1 million unfavorable impact from foreign currency exchange rates (a 1 percentage point unfavorable impact to international lower extremities sales growth rate). While the disruption of the pandemic to worldwide surgical volume was significant during the second quarter of 2020, we experienced a modest increase in volume in June 2020 compared to earlier in the second quarter of 2020.

Our international upper extremities net sales decreased 51.4% to $15.1 million in the second quarter of 2020 from $31.2 million in the second quarter of 2019. This decrease was due to the impact of the COVID-19 pandemic and, to a lesser extent, a $0.2 million unfavorable impact from foreign currency exchange rates (a 1 percentage point unfavorable impact to international upper extremities sales growth rate). While the disruption of the pandemic to worldwide surgical volume was significant during the second quarter of 2020, we experienced an increase in volume in June 2020 compared to earlier in the second quarter of 2020, noting June 2020 sales declined 20% in our European direct markets as compared to June 2019.
Our international biologics net sales decreased 42.7% to $3.6 million in the second quarter of 2020 from $6.3 million in the second quarter of 2019 due to the impact of the COVID-19 pandemic and, to a lesser extent, a $0.1 million unfavorable impact from foreign currency exchange rates (a 1 percentage point unfavorable impact to international biologics sales growth rate).
While we experienced a significant increase in volume in June 2020 compared to earlier in the second quarter of 2020, our net sales for the quarter ended June 28, 2020 were significantly lower as a result of the COVID-19 pandemic, and the resulting continued demand for our products has been lower. While we continue to believe the impact of COVID-19 on our business will be temporary, we cannot precisely estimate the length or severity of the impact.
Cost of sales
Our cost of sales totaled $28.7 million, or 22.1% of net sales, in the second quarter of 2020, compared to $48.3 million, or 21.0% of net sales, in the second quarter of 2019. Our second quarter 2020 cost of sales included a $2.6 million (2.0% of net sales) favorable adjustment as a result of our change in accounting estimate of reserves for excess and obsolete inventory, as such inventory was sold (see Note 2 to the condensed consolidated financial statements for further discussion of change in our estimate). The increase to cost of sales as a percentage of net sales was primarily driven by the impact of certain period costs, including provisions for excess and obsolete inventory, as a percentage of the lower net sales in 2020, as well as unfavorable geographic and product mix.
Selling, general and administrative
Our selling, general and administrative expenses totaled $118.2 million, or 91.0% of net sales, in the second quarter of 2020, compared to $152.1 million, or 66.2% of net sales, in the second quarter of 2019. Selling, general and administrative expenses as a percentage of net sales increased due to decreased net sales as a result of the impact of the COVID-19 pandemic, and to a lesser extent, a $3.7 million (3 percentage point) increase in transaction and transition costs as a result of the pending Stryker transaction.
Our selling, general and administrative spending in the second quarter of 2020 reflect a curtailment of certain costs in response to the COVID-19 pandemic, including lower levels of travel and related expenses, as well as surgeon training expenses, as a result of mandated travel restrictions. Further, we reduced non-critical spending and non-critical hiring and we implemented temporary reductions in base salaries for our executive officers and certain other employees, including a 50% reduction for our Chief Executive Officer, 25% reductions for other officers and 15% reductions for certain other employees, as well as a temporary 50% reduction in cash retainers for our Board of Directors. These temporary reductions ended in July 2020 for our executive officers and in June 2020 for our other employees. Our other sustainability measures remain in place.
Despite these decreases, we expect a significant portion of our selling, general and administrative spending to continue as we continue to support our customers and invest in manufacturing and our supply chain to ensure supply for our customers. This anticipated continued spending will likely result in a continued increase in our selling, general and administrative expenses as a percentage of net sales in the third quarter of 2020 compared to the prior year period.
Research and development
Our research and development expenses totaled $14.2 million, or 10.9% of net sales, in the second quarter of 2020 compared to $18.8 million, or 8.2% of net sales, in the second quarter of 2019. Research and development expenses as a percentage of net sales increased 3 percentage points due primarily to investments in our new product pipeline and decreased net sales as a result of the impact of the COVID-19 pandemic.
Amortization of intangible assets
Charges associated with amortization of intangible assets totaled $8.1 million in the second quarter of 2020, compared to $7.9 million in the second quarter of 2019. Based on intangible assets held at June 28, 2020, we expect amortization expense to be between $27 million and $31 million per year for the years 2020 through 2024.
Interest expense, net
Interest expense, net, totaled $21.2 million in the second quarter of 2020 and $20.0 million in the second quarter of 2019. Our interest expense in the second quarter of 2020 related primarily to non-cash interest expense associated with the amortization of the discount on the 2023 Notes and 2021 Notes of $6.2 million and $6.0 million, respectively; amortization of deferred financing charges on our borrowings totaling $1.3 million; and cash interest expense totaling $7.7 million primarily associated with the 2023 Notes, 2021 Notes and borrowings under our ABL Facility and the Term Loan Facility.

Our interest expense, net in the second quarter of 2019 related primarily to non-cash interest expense associated with the amortization of the discount on the 2023 Notes, 2021 Notes and 2020 Notes of $5.9 million, $5.4 million and $0.8 million, respectively: amortization of deferred financing charges on our borrowings totaling $1.3 million; and cash interest expense totaling $7.4 million primarily associated with the 2023 Notes, 2021 Notes, 2020 Notes and borrowings under our ABL Facility and the Term Loan Facility, partially offset by interest income of $0.8 million.
Other (income) expense, net
Other income, net totaled $7.5 million in the second quarter of 2020, compared to $1.8 million of other income, net in the second quarter of 2019. In the second quarter of 2020, other income, net consisted primarily of a $10.1 million gain related to mark-to-market adjustments on derivative assets and liabilities and non-cash foreign currency translation income of $0.7 million, partially offset by a $3.1 million loss related to fair value adjustments to contingent consideration. During the second quarter of 2019, other income, net consisted primarily of a net gain on investments of $3.3 million. This amount was partially offset by non-cash adjustments to contingent consideration fair values.
(Benefit) provision for income taxes
We recorded an immaterial tax benefit from continuing operations in the second quarter of 2020, compared to a tax provision from continuing operations of $3.4 million in the second quarter of 2019. Our tax benefit during the second quarter of 2020 is primarily the result of net earnings in jurisdictions where we do not have a valuation allowance. We are unable to recognize a tax benefit in jurisdictions where we are incurring losses (primarily the U.S.) due to the valuation allowance on our net deferred assets, except to the extent to which we recognize a gain in discontinued operations. During the second quarter of 2019, the tax provision includes a $2.6 million tax provision due to a change in tax rates on income from deferred intercompany transactions and the result of net earnings in jurisdictions where we do not have a valuation allowance.
(Loss) income from discontinued operations, net of tax
(Loss) income from discontinued operations, net of tax, consists primarily of the costs associated with legal defense, income/loss associated with product liability insurance recoveries/denials, and changes to any contingent liabilities associated with the OrthoRecon business that was sold to MicroPort.
Our (loss) income from discontinued operations for the quarter ended June 28, 2020 and June 30, 2019 was $(6.4) million and $1.1 million, respectively. See Note 3 and Note 11 to our condensed consolidated financial statements for further discussion regarding our discontinued operations and our retained contingent liabilities associated with the OrthoRecon business.

Comparison of the six months ended June 28, 2020 to the six months ended June 30, 2019
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

	Six months ended
	June 28, 2020		June 30, 2019
	Amount	% of net sales	Amount	% of net sales
Net sales	$348,495	100.0%	$459,861	100.0%
Cost of sales [1]	67,638	19.4%	94,655	20.6%
Gross profit	280,857	80.6%	365,206	79.4%
Operating expenses:
Selling, general and administrative [1]	272,830	78.3%	305,418	66.4%
Research and development [1]	33,778	9.7%	35,728	7.8%
Amortization of intangible assets	16,215	4.7%	15,449	3.4%
Total operating expenses	322,823	92.6%	356,595	77.5%
Operating (loss) income	(41,966)	(12.0)%	8,611	1.9%
Interest expense, net	41,646	12.0%	39,690	8.6%
Other (income) expense, net	(21,169)	(6.1)%	11,064	2.4%
Loss from continuing operations before income taxes	(62,443)	(17.9)%	(42,143)	(9.2)%
Provision for income taxes	2,127	0.6%	7,045	1.5%
Net loss from continuing operations	$(64,570)	(18.5)%	$(49,188)	(10.7)%
Loss from discontinued operations, net of tax	(9,729)		(5,225)
Net loss	$(74,299)		$(54,413)
__________________________

[1]	These line items include the following amounts of non-cash, share-based compensation expense for the periods indicated:

	Six months ended
	June 28, 2020	% of net sales	June 30, 2019	% of net sales
Cost of sales	$477	0.2%	$257	0.1%
Selling, general and administrative	13,124	5.1%	13,822	3.0%
Research and development	1,300	0.5%	1,165	0.3%

The following tables set forth our net sales by product line for the U.S. and International for the periods indicated (in thousands) and the percentage of year-over-year change:

	Six months ended
	June 28, 2020	June 30, 2019	% change
U.S.
Lower extremities	$104,385	$138,140	(24.4)%
Upper extremities	136,761	161,873	(15.5)%
Biologics	33,955	46,228	(26.5)%
Sports med & other	2,997	4,072	(26.4)%
Total U.S.	$278,098	$350,313	(20.6)%

International
Lower extremities	$19,353	$32,534	(40.5)%
Upper extremities	40,024	60,619	(34.0)%
Biologics	7,575	10,869	(30.3)%
Sports med & other	3,445	5,526	(37.7)%
Total International	$70,397	$109,548	(35.7)%

Total net sales	$348,495	$459,861	(24.2)%
Net sales
U.S. Sales. U.S. net sales totaled $278.1 million in the first six months of 2020, a 20.6% decrease from $350.3 million in the first six months of 2019, due to the impact of the COVID-19 pandemic. U.S. sales represented approximately 79.8% of total net sales in the first six months of 2020, compared to 76.2% of total net sales in the first six months of 2019.
International Sales. International net sales totaled $70.4 million in the first six months of 2020 compared to $109.5 million in the first six months of 2019. This 35.7% decrease was due to the impact of the COVID-19 pandemic and, to a lesser extent, a $1.5 million unfavorable impact from foreign currency exchange rates (a 1 percentage point unfavorable impact to international sales growth rate).
Cost of sales
Our cost of sales as a percentage of net sales decreased slightly to 19.4% in the first six months of 2020 compared to 20.6% in the first six months of 2019. This decrease as a percentage of sales was primarily due to favorable geographic and product mix in the current year period.
Operating expenses
As a percentage of net sales, operating expenses increased to 92.6% in the first six months of 2020 compared to 77.5% in the first six months of 2019. This increase was primarily the result of reduced net sales during the current year period due to the COVID-19 pandemic.
Other (income) expense, net
Other income, net totaled $21.2 million in the first six months of 2020, compared to $11.1 million of other expense, net in the first six months of 2019. In the first six months of 2020, other income, net consisted primarily of a $25.8 million gain related to mark-to-market adjustments on derivative assets and liabilities partially offset by a $3.5 million loss related to fair value adjustments to contingent consideration. During the first six months of 2019, other expense, net consisted primarily of $14.3 million loss on the exchange of debt which was partially offset by a $3.3 million net gain on investments.
Provision for income taxes
We recorded an income tax provision from continuing operations of $2.1 million in the first six months of 2020, compared to a tax provision from continuing operations of $7.0 million in the first six months of 2019. The tax provision for 2019 includes a $5.2 million tax provision due a change in tax rates on income from deferred intercompany transactions.

Loss from discontinued operations, net of tax
Loss from discontinued operations, net of tax, for the first six months of 2020 and 2019 consists primarily of the costs associated with legal defense, income/loss associated with product liability insurance recoveries/denials, and changes to any contingent liabilities associated with the OrthoRecon business that was sold to MicroPort. See Note 3 and Note 11 to our condensed consolidated financial statements for further discussion regarding our discontinued operations and our retained contingent liabilities associated with the OrthoRecon business.
Reportable segments
The following tables set forth, for the periods indicated, net sales and operating income of our reportable segments expressed as dollar amounts (in thousands) and as a percentage of net sales:

	Three months ended June 28, 2020
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics
Net sales	$53,067	$51,238	$25,650
Operating income (loss)	$7,647	$15,029	$(12,787)
Operating income (loss) as a percent of net sales	14.4%	29.3%	(49.9)%

	Three months ended June 30, 2019
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics
Net sales	$91,204	$81,342	$57,188
Operating income	$23,009	$28,784	$308
Operating income as a percent of net sales	25.2%	35.4%	0.5%

	Six months ended June 28, 2020
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics
Net sales	$139,604	$138,494	$70,397
Operating income (loss)	$27,823	$48,897	$(17,786)
Operating income (loss) as a percent of net sales	19.9%	35.3%	(25.3)%

	Six months ended June 30, 2019
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics
Net sales	$186,020	$164,293	$109,548
Operating income (loss)	$51,950	$60,232	$(1,181)
Operating income (loss) as a percent of net sales	27.9%	36.7%	(1.1)%
Net sales of our U.S. lower extremities and biologics segment decreased $38.1 million and $46.4 million for the three and six months ended June 28, 2020, respectively, as compared to the three and six months ended June 30, 2019. Operating income of our U.S. lower extremities and biologics segment decreased $15.4 million and $24.1 million for the three and six months ended June 28, 2020, respectively, compared to the three and six months ended June 30, 2019. These decreases to both net sales and operating income were due to the adverse impact on net sales from the COVID-19 pandemic.
Net sales of our U.S. upper extremities segment decreased $30.1 million and $25.8 million in the three and six months ended June 28, 2020, respectively, compared to the three and six months ended June 30, 2019. Operating income of our U.S. upper extremities segment decreased $13.8 million and $11.3 million in the three and six months ended June 28, 2020, respectively, as compared to the three and six months ended June 30, 2019. These decreases to both net sales and operating income were due to the adverse impact on net sales from the COVID-19 pandemic.

Net sales of our International extremities and biologics segment decreased $31.5 million and $39.2 million in the three and six months ended June 28, 2020, respectively, compared to the three and six months ended June 30, 2019. These decreases were due to the adverse impact of the COVID-19 pandemic and unfavorable impacts from foreign currency exchange rates.
Liquidity and Capital Resources
The following table sets forth, for the periods indicated, certain liquidity measures (in thousands):

	June 28, 2020	December 29, 2019
Cash and cash equivalents	$133,651	$166,856
Working capital (deficit)[1]	(154,112)	(106,350)
___________________________

[1]
As of June 28, 2020 and December 29, 2019, the closing price of our ordinary shares was greater than 130% of the 2021 Notes conversion price for 20 or more of the 30 consecutive trading days preceding the quarter-end, and, therefore, the holders of the 2021 Notes are able to convert the notes during the succeeding quarterly period. Due to the ability of the holders of the 2021 Notes to convert the notes, the carrying value of the 2021 Notes and the fair value of the 2021 Notes Conversion Derivatives were classified as current liabilities and the fair value of the 2021 Notes Hedges was classified as current assets as of June 28, 2020 and December 29, 2019.

Operating Activities. Cash (used in) provided by operating activities totaled $(10.9) million and $2.1 million in the first six months of 2020 and 2019, respectively. The decrease in cash provided by operating activities in the first six months of 2020 was primarily driven by lower levels of cash profitability due to the impact on net sales from the COVID-19 pandemic, partially offset by lower levels of cash used in discontinued operations.
Investing Activities. Our capital expenditures totaled $39.2 million and $48.0 million in the first six months of 2020 and 2019, respectively. Our capital expenditures consist principally of surgical instrumentation, purchased manufacturing equipment, research and testing equipment, and computer systems. In total, we expect to incur capital expenditures of approximately $70 million in 2020.
Financing Activities. Cash provided by financing activities totaled $20.7 million and $4.4 million in the first six months of 2020 and 2019, respectively.
Cash provided by financing activities in the first six months of 2020 was primarily attributable to $18.2 million of net debt proceeds and $6.4 million in cash received from the issuance of ordinary shares in connection with option exercises.
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
On February 7, 2019, WMG issued $139.6 million of additional 2023 Notes in exchange for $130.1 million aggregate principal amount of 2020 Notes. As this was a debt modification, a pro rata share of the 2020 Notes deferred financing costs and discount was transferred to the 2023 Notes deferred financing costs and discount. Additionally, the 2023 Notes discount was adjusted in order for net debt to remain the same subsequent to the exchange. While the debt modification was a non-cash transaction, we paid approximately $3.2 million of convertible debt modification costs during the first six months of 2019.
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
Discontinued Operations. Our cash flows from discontinued operations during the first six months of 2020 and 2019 were attributable primarily to our former OrthoRecon business as described in Note 11. Cash flows used in discontinued operations totaled $11.3 million and $32.1 million for the six months ended June 28, 2020 and June 30, 2019, respectively. Cash flows from discontinued operations are combined with cash flows from continuing operations in the condensed consolidated statements of cash flows.
We do not expect that the future cash outflows from discontinued operations, including the payment of retained liabilities of the OrthoRecon business, net of insurance recoveries, will have an impact on our ability to meet contractual cash obligations and fund our working capital requirements, operations, and anticipated capital expenditures.
Contractual Cash Obligations. As of June 28, 2020, there were no material changes to our contractual cash obligations and commercial commitments as disclosed in in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Contractual Cash Obligations” of our Annual Report on Form 10-K for the year ended December 29, 2019.
Other Liquidity Information. We have historically funded our cash needs through various equity and debt issuances, more recently borrowings under our Credit Agreement, and through cash flow from operations.
On December 23, 2016, we, together with WMG and certain of our other wholly-owned U.S. subsidiaries (collectively, Borrowers), entered into a Credit, Security and Guaranty Agreement with MidCap Financial Trust, as administrative agent (Agent) and a lender and the additional lenders from time to time party thereto, which agreement was subsequently amended and restated in May 2018 and subsequently amended thereafter on several occasions, including the May 7, 2020 amendment described in Note 8, which, among other things, suspended certain financial covenants through the end of 2020 (as amended, the Credit Agreement).
The Credit Agreement provides for a $175 million senior secured asset-based line of credit, subject to the satisfaction of a borrowing base requirement (ABL Facility) and a $55 million term loan facility (Term Loan Facility). The ABL Facility may be increased by up to $75 million upon the Borrowers’ request, subject to the consent of the Agent and each of the other lenders providing such increase. All borrowings under the ABL Facility are subject to the satisfaction of customary conditions, including the absence of default, the accuracy of representations and warranties in all material respects and the delivery of an updated borrowing base certificate. The initial $20 million term loan tranche was funded at closing in May 2018 and the second $35 million term loan tranche was funded in May 2020. On May 7, 2020, we agreed with MidCap to amend the Credit Agreement to, among other things, suspend the quarterly-tested minimum net revenue and minimum adjusted EBITDA financial covenants through the end of 2020 and add a minimum liquidity covenant that will apply from the date of the amendment through May 15, 2021. See Note 8 to the condensed consolidated financial statements for a description of this amendment.
As of June 28, 2020, we had $61.7 million in borrowings outstanding under the ABL Facility and $113.3 million in unused availability under the ABL Facility. We borrowed $40 million under the ABL Facility during the second quarter of 2020. As of December 29, 2019, we had $20.7 million in borrowings outstanding under the ABL Facility and $154.3 million in unused availability under the ABL Facility.
As of June 28, 2020, our accrual for metal-on-metal claims totaled $37.4 million, of which $30.4 million is included in our condensed consolidated balance sheet within “Accrued expenses and other current liabilities” and $7.0 million is included within “Other liabilities.” As of December 29, 2019, our accrual for metal-on-metal claims totaled $40.5 million, of which $33.0 million is included in our condensed consolidated balance sheet within “Accrued expenses and other current liabilities” and $7.5 million is included within “Other liabilities.” See Note 11 to our condensed consolidated financial statements for additional discussion regarding the MoM Settlement Agreements and our accrual methodologies for the metal-on-metal hip replacement product liability claims.
Although it is difficult for us to predict our future liquidity requirements, we believe that our cash and cash equivalents of $133.7 million and the $113.3 million in availability under the ABL Facility as of June 28, 2020, will be sufficient for at least the next 12 months to fund the working capital requirements and operations, permit anticipated capital expenditures, pay retained metal-on-metal product and other liabilities of the OrthoRecon business, fund contingent considerations, and meet our other anticipated contractual cash obligations during the next twelve months.
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

The current IPRD projects we acquired in our IMASCAP and Cartiva acquisitions are as follows:

•
The next generation reverse shoulder implant system is a reverse shoulder replacement implant having glenoid or glenoid and humeral implant components. We have an anticipated first clinical use in 2021 and launch in the second half of 2022; however, the risks and uncertainties associated with completion are dependent upon testing validations and FDA and CE mark clearance. We have incurred expenses of less than $0.1 million in the six months ended June 28, 2020. Project cost to complete is estimated to be less than $2 million.

•
The CMC thumb implant is an arthroplasty device designed to resurface the CMC joint for the treatment of osteoarthritis. We anticipate the launch of the CMC thumb implant no earlier than 2021; however, the risks and uncertainties associated with completion are dependent upon testing validations and FDA premarket approval. We have incurred expenses of approximately $0.2 million in the six months ended June 28, 2020. Project cost to complete is estimated to be less than $3 million.

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
Borrowings under our Credit Agreement, including our ABL Facility and Term Loan Facility, bear interest at variable rates. The interest rate margin applicable to borrowings under the ABL Facility is, at the option of the Borrowers, equal to either (a) 3.25% for base rate loans or (b) 4.25% for LIBOR rate loans, subject to a 0.75% LIBOR floor. The interest rate applicable to borrowings under the Term Loan Facility is equal to one-month LIBOR plus 7.85%, subject to a 1.00% LIBOR floor. As of June 28, 2020, we had $61.7 million of borrowings under our ABL Facility and $55.0 million principal outstanding under our Term Loan Facility. Based upon this debt level, and the LIBOR floor on our interest rate, a 100 basis point increase in the annual interest rate on such borrowings would have an immaterial impact on our interest expense on an annual basis.
On June 28, 2020, we had invested cash and cash equivalents of approximately $133.7 million. We believe that a 10 basis point change in interest rates is reasonably possible in the near term. Based on our current level of investment, an increase or decrease of 10 basis points in interest rates would have an annual impact of approximately $0.1 million to our interest income.
As of June 28, 2020, we had outstanding an aggregate of $395.0 million and $814.6 million, principal amount of our 2021 Notes and 2023 Notes, respectively. We carry these instruments at face value less unamortized discount and unamortized debt issuance costs on our condensed consolidated balance sheets. Since these instruments bear interest at a fixed rate, we have no financial statement risk associated with changes in interest rates. However, the fair value of the 2021 Notes and 2023 Notes fluctuates when interest rates change and when the market price of our ordinary shares fluctuates. We do not carry the 2021 Notes or 2023 Notes at fair value, but present the fair value of the principal amount of our 2021 Notes and 2023 Notes for disclosure purposes.
Equity Price Risk
On June 28, 2018, we issued $675.0 million aggregate principal amount of the 2023 Notes. Additional 2023 Notes were issued in exchange for a portion of 2020 Notes in February 2019. As of June 28, 2020, $814.6 million aggregate principal amount was outstanding on the 2023 Notes. The holders of the 2023 Notes may convert their 2023 Notes into cash upon the satisfaction of certain circumstances as described in Note 8. The conversion and settlement provisions of the 2023 Notes are based on the price of our ordinary shares at conversion or at maturity of the notes. In addition, the hedges and warrants associated with these convertible notes also include settlement provisions that are based on the price of our ordinary shares. The amount of cash we may be required to pay, or the number of shares we may be required to provide to note holders at conversion or maturity of these notes, is determined by the price of our ordinary shares. The amount of cash that we may receive from hedge counterparties in connection with the related hedges and the number of shares that we may be required to provide warrant counterparties in connection with the related warrants are also determined by the price of our ordinary shares.
Upon the expiration of our warrants issued in connection with the 2023 Notes, we will issue ordinary shares to the purchasers of the warrants to the extent the price of our ordinary shares exceeds the warrant strike price of $40.86 at that time. The following table shows the number of shares that we would issue to warrant counterparties at expiration of the warrants based on the warrants outstanding as of June 28, 2020 assuming various closing prices of our ordinary shares on the date of warrant expiration:

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

(in thousands)
	Fair value of security given a 10% decrease in share price	Fair value of security as of June 28, 2020	Fair value of security given a 10% increase in share price
2023 Notes Hedges (Asset)	$36,437	$62,307	$96,175
2023 Notes Conversion Derivative (Liability)	$14,614	$38,981	$76,404
On May 20, 2016, we issued $395 million aggregate principal amount of the 2021 Notes. The holders of the 2021 Notes may convert their 2021 Notes into cash upon the satisfaction of certain circumstances as described in Note 8. At June 28, 2020, the closing price of our ordinary shares was greater than 130% of the 2021 Notes conversion price for 20 or more of the 30 consecutive trading days preceding the quarter-end; and, therefore, the holders of the 2021 Notes may convert the notes during the succeeding calendar quarter period. Due to the ability of the holders of the 2021 Notes to convert the notes during this period, the carrying value of the 2021 Notes and the fair value of the 2021 Notes Conversion Derivative were classified as current liabilities, and the fair value of the 2021 Notes Hedges was classified as current assets as of June 28, 2020. We currently do not expect significant conversions because the 2021 Notes currently trade at a premium to the as-converted value, and a converting holder would forego future interest payments. However, any conversions would reduce our cash resources.
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

Upon the expiration of our warrants issued in connection with the 2021 Notes, we will issue ordinary shares to the purchasers of the warrants to the extent the price of our ordinary shares exceeds the warrant strike price of $30.00 at that time. The following table shows the number of shares that we would issue to warrant counterparties at expiration of the warrants based on the warrants outstanding as of June 28, 2020 assuming various closing prices of our ordinary shares on the date of warrant expiration:

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

(in thousands)
	Fair value of security given a 10% decrease in share price	Fair value of security as of June 28, 2020	Fair value of security given a 10% increase in share price
2021 Notes Hedges (Asset)	$140,270	$182,436	$227,519
2021 Notes Conversion Derivative (Liability)	$120,510	$168,258	$218,841
Foreign Currency Exchange Rate Fluctuations
Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies have in the past and could continue to adversely affect our financial results. During the three and six months ended June 28, 2020, approximately 17% and 18%, respectively, of our net sales from continuing operations were denominated in foreign currencies, and we expect that foreign currencies will continue to represent a similarly significant percentage of our net sales in the future. The cost of sales related to these sales is primarily denominated in U.S. dollars; however, operating costs related to these sales are largely denominated in the same respective currencies, thereby partially limiting our transaction risk exposure. For sales not denominated in U.S. dollars, an increase in the rate at which a foreign currency is exchanged for U.S. dollars will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases, if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and our competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our prices not being competitive in a market where business is transacted in the local currency.
For the three and six months ended June 28, 2020, approximately 85% and 89%, respectively, of our net sales denominated in foreign currencies were derived from European Union countries, which are denominated in the euro; from the United Kingdom, which are denominated in the British pound; from Australia which are denominated in the Australian dollar; and from Canada, which are denominated in the Canadian dollar. Additionally, we have significant intercompany receivables, payables, and debt from our foreign subsidiaries that are denominated in foreign currencies, principally the euro, the Japanese yen, the British pound, the Australian dollar, and the Canadian dollar. Our principal exchange rate risk, therefore, exists between the U.S. dollar and the euro, the Japanese yen, the British pound, the Australian dollar, and the Canadian dollar. Fluctuations from the beginning to the end of any given reporting period result in the revaluation of our foreign currency-denominated intercompany receivables, payables, and debt generating currency translation gains or losses that impact our non-operating income and expense levels in the respective period.
A uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which our transactions are denominated would have resulted in an increase in operating income of approximately $4.9 million and $5.1 million for the three and six months ended June 28, 2020, respectively. This hypothetical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. This sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices, which can also be affected by the change in exchange rates.
ITEM 4. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 28, 2020 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 28, 2020.
Changes in Internal Control Over Financial Reporting
Despite most employees working remotely due to the COVID-19 pandemic, there were no changes in our internal control over financial reporting during the fiscal quarter ended June 28, 2020 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
Patent Litigation
On March 23, 2018, WMT filed suit against Paragon 28, Inc. (Paragon 28) in the United States District Court for the District of Colorado, alleging infringement of ten patents concerning orthopaedic plates, plating systems and instruments, and related methods of use. Our complaint seeks damages, injunctive relief and attorneys’ fees. On June 4, 2018, Paragon 28 filed an amended answer and counterclaim seeking declaratory judgment of non-infringement and invalidity of the patent-in-suit, and attorneys’ fees. On September 28, 2018, WMT filed an amended complaint adding claims against Paragon 28 for misappropriation of trade secrets and related wrongdoing. Paragon 28 filed a motion to dismiss those trade secret-related claims, which WMT opposed.  On September 30, 2019, the Court issued an order granting in part and denying in part the motion to dismiss, leaving intact the majority of the trade secret-related claims.  A motion for clarification of the order remains pending. In March 2019, Paragon 28 filed four petitions with the Patent Trial and Appeal Board seeking Inter Partes Reviews of the patents in question, which WMT opposed.  On September 25, 2019 and October 4, 2019, the Patent Trial and Appeal Board granted Paragon 28’s petitions.  Oral arguments were heard on June 18, 2020, and we expect the Patent Trial and Appeal Board to render a substantive decision on the merits of the petitions in October 2020.
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
Excluding claims resolved in the MoM Settlement Agreements, as of June 28, 2020, there were approximately 235 unresolved metal-on-metal hip cases pending in the U.S. This number includes cases ineligible for settlement under the MoM Settlement Agreements, cases which opted out of such settlements, post-settlement cases, tolled cases, and existing state court cases that were not part of the MDL or JCCP. As of June 28, 2020, we estimate there also were pending approximately 28 unresolved non-U.S. metal-on metal hip cases, 59 unresolved U.S. modular neck cases alleging claims related to the release of metal ions, and zero non-U.S. modular neck cases with metal ion allegations. We also estimate that as of June 28, 2020, there were approximately 509 non-revision claims either dismissed or awaiting dismissal from the MDL and JCCP, which dismissal is a condition of the MoM Settlement Agreements. Although there is a limited time period during which dismissed non-revision claims may be refiled, it is presently unclear how many non-revision claimants will elect to do so. As of June 28, 2020, no dismissed non-revision cases have been refiled.
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
We have received claims for personal injury against us associated with fractures of the PROFEMUR® titanium modular neck product (Titanium Modular Neck Claims). As of June 28, 2020, there were approximately 32 unresolved pending U.S. lawsuits and approximately five unresolved pending non-U.S. lawsuits alleging such claims. These lawsuits generally seek monetary damages.
We are aware that MicroPort has recalled a certain size of its cobalt chrome modular neck product as a result of alleged fractures. As of June 28, 2020, there were eleven pending U.S. lawsuits and five pending non-U.S. lawsuits against us alleging personal injury resulting from the fracture of a cobalt chrome modular neck. These lawsuits generally seek monetary damages.
On May 18, 2020, certain plaintiffs’ counsel filed a motion to coordinate (Motion to Transfer) pre-trial management of 42 cases involving both titanium and cobalt chrome PROFEMUR® modular necks in a multidistrict litigation.  Plaintiffs request that the cases be coordinated before a judge in the United States District Court for the Eastern District of Arkansas. We have opposed the Motion to Transfer and a hearing on the Motion to Transfer is scheduled for July 30, 2020.
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
ITEM 5. OTHER INFORMATION.
The temporary salary reductions implemented on April 23, 2020 ended in July 2020 for our executive officers and June 2020 for our other employees.
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
10.1
Amendment No. 4 to Amended and Restated Credit, Security and Guaranty Agreement dated as of May 7, 2020 among Wright Medical Group N.V. (as Guarantor), Wright Medical Group, Inc. (as Borrower), Certain Other Direct and Indirect Subsidiaries Listed on the Signature Pages Thereto (each as Borrower), Midcap Funding IV Trust (as Lender and Agent) and the Financial Institutions or other Entities Parties Thereto
Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2020 (File No. 001-35065)
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
101
The following materials from Wright Medical Group N.V.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of June 28, 2020 and December 29, 2019, (ii) the Consolidated Statements of Operations for the three and six months ended June 28, 2020 and June 30, 2019, (iii) the Consolidated Statements of Comprehensive Loss for the three and six months ended June 28, 2020 and June 30, 2019, (iv) the Consolidated Statements of Cash Flows for the six months ended June 28, 2020 and June 30, 2019, (v) the Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended June 28, 2020 and June 30, 2019, and (vi) Notes to Consolidated Financial Statements (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.)
Filed herewith
104	The cover page from Wright Medical Group N.V.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2020 is formatted in iXBRL (Inline eXtensible Business Reporting Language)	Included in Exhibit 101

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
July 28, 2020

WRIGHT MEDICAL GROUP N.V.
By:	/s/ Robert J. Palmisano
Robert J. Palmisano
President and Chief Executive Officer
(principal executive officer)

By:	/s/ Lance A. Berry
Lance A. Berry
Executive Vice President, Chief Financial and Operations Officer
(principal financial officer)