Form 10-Q
period 2020-09-27
Wright Medical Group N.V.
filed 2020-11-02
CIK 1492658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of October 28, 2020, there were 129,934,836 ordinary shares outstanding.

WRIGHT MEDICAL GROUP N.V.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 2020

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (unaudited).
Wright Medical Group N.V. Condensed Consolidated Balance Sheets (In thousands, except share data) (unaudited)

	September 27, 2020	December 29, 2019
Assets:
Current assets:
Cash and cash equivalents	$141,549	$166,856
Accounts receivable, net	120,597	147,400
Inventories	243,072	198,374
Prepaid expenses	21,867	16,031
Other current assets [1]	235,769	214,997
Total current assets	762,854	743,658

Property, plant and equipment, net	260,730	251,922
Goodwill	1,273,967	1,260,967
Intangible assets, net	239,843	257,382
Deferred income taxes	1,020	1,012
Other assets	60,305	70,699
Total assets	$2,598,719	$2,585,640

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$28,526	$32,121
Accrued expenses and other current liabilities [1]	392,061	387,025
Current portion of long-term obligations [1]	487,216	430,862
Total current liabilities	907,803	850,008

Long-term debt and finance lease obligations	736,668	737,167
Deferred income taxes	9,985	10,384
Other liabilities	90,012	96,288
Total liabilities	1,744,468	1,693,847
Commitments and contingencies (Note 11)
Shareholders’ equity:
Ordinary shares, €0.03 par value, authorized: 320,000,000 shares; issued and outstanding: 129,744,257 shares at September 27, 2020 and 128,614,026 shares at December 29, 2019	4,730	4,691
Additional paid-in capital	2,641,951	2,608,939
Accumulated other comprehensive loss	(6,071)	(29,499)
Accumulated deficit	(1,786,359)	(1,692,338)
Total shareholders’ equity	854,251	891,793
Total liabilities and shareholders’ equity	$2,598,719	$2,585,640

___________________________

[1]
At September 27, 2020 and December 29, 2019, the closing price of our ordinary shares was greater than 130% of the 2021 Notes conversion price for 20 or more of the 30 consecutive trading days preceding the quarter-end; and, therefore, the holders of the 2021 Notes are able to convert the notes during the succeeding quarterly period. Due to the ability of the holders of the 2021 Notes to convert the notes, the carrying value of the 2021 Notes and the fair value of the 2021 Notes Conversion Derivative were classified as current liabilities, and the fair value of the 2021 Notes Hedges were classified as current assets as of September 27, 2020 and December 29, 2019. See Note 5 and Note 8.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Wright Medical Group N.V. Condensed Consolidated Statements of Operations (In thousands, except per share data) (unaudited)

	Three months ended		Nine months ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Net sales	$223,367	$212,434	$571,862	$672,295
Cost of sales [1]	45,141	44,441	112,779	139,096
Gross profit	178,226	167,993	459,083	533,199
Operating expenses:
Selling, general and administrative [1]	137,783	152,780	410,613	458,198
Research and development [1]	16,330	18,045	50,108	53,773
Amortization of intangible assets	7,755	8,308	23,970	23,757
Total operating expenses	161,868	179,133	484,691	535,728
Operating income (loss)	16,358	(11,140)	(25,608)	(2,529)
Interest expense, net	21,831	20,448	63,477	60,138
Other expense (income), net	10,162	1,317	(11,007)	12,381
Loss from continuing operations before income taxes	(15,635)	(32,905)	(78,078)	(75,048)
Provision for income taxes	1,302	3,295	3,429	10,340
Net loss from continuing operations	(16,937)	(36,200)	(81,507)	(85,388)
Loss from discontinued operations, net of tax	(2,785)	(7,589)	(12,514)	(12,814)
Net loss	$(19,722)	$(43,789)	$(94,021)	$(98,202)

Net loss from continuing operations per share - basic and diluted (Note 10)	$(0.13)	$(0.29)	$(0.63)	$(0.68)
Net loss from discontinued operations per share - basic and diluted (Note 10)	$(0.02)	$(0.06)	$(0.10)	$(0.10)
Net loss per share - basic and diluted (Note 10)	$(0.15)	$(0.35)	$(0.73)	$(0.78)

Weighted-average number of ordinary shares outstanding - basic and diluted	129,463	126,767	129,043	126,282
___________________________

[1]	These line items include the following amounts of non-cash, share-based compensation expense for the periods indicated:

	Three months ended		Nine months ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Cost of sales	$260	$156	$737	$413
Selling, general and administrative	7,620	7,284	20,744	21,106
Research and development	854	795	2,154	1,960

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wright Medical Group N.V.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(unaudited)

	Three months ended		Nine months ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Net loss	$(19,722)	$(43,789)	$(94,021)	$(98,202)

Other comprehensive income (loss):
Changes in foreign currency translation	21,269	(20,287)	23,428	(31,713)
Other comprehensive income (loss)	21,269	(20,287)	23,428	(31,713)

Comprehensive income (loss)	$1,547	$(64,076)	$(70,593)	$(129,915)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Wright Medical Group N.V. Condensed Consolidated Statements of Cash Flows (In thousands) (unaudited)

	Nine months ended
	September 27, 2020	September 29, 2019
Operating activities:
Net loss	$(94,021)	$(98,202)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	47,658	47,688
Share-based compensation expense	23,635	23,479
Amortization of intangible assets	23,970	23,757
Amortization of deferred financing costs and debt discount	40,929	40,577
Deferred income taxes	(762)	(1,857)
Provision for excess and obsolete inventory	11,895	10,144
Amortization of inventory step-up adjustment	—	1,057
Non-cash adjustment to derivative fair values	(18,443)	(885)
Net loss on exchange of cash convertible notes	—	14,274
Non-cash asset impairment	—	5,597
Mark-to-market adjustment for CVRs	—	(420)
Other	2,825	(3,862)
Changes in assets and liabilities:
Accounts receivable	23,695	2,617
Inventories	(53,516)	(30,382)
Prepaid expenses and other current assets	4,121	(5,725)
Accounts payable	(4,174)	(12,059)
Accrued expenses and other liabilities	6,722	15,534
Metal-on-metal product liabilities (Note 11)	(4,130)	(13,053)
Net cash provided by operating activities	10,404	18,279
Investing activities:
Capital expenditures	(51,965)	(63,849)
Purchase of intangible assets	(4,354)	(6,887)
Acquisition of business	—	722
Other investing	—	3,766
Net cash used in investing activities	(56,319)	(66,248)
Financing activities:
Issuance of ordinary shares	9,290	15,621
Issuance of stock warrants	—	21,210
Payment of notes premium	(146)	—
Payment of notes hedge options	—	(30,144)
Repurchase of stock warrants	—	(11,026)
Payment of equity issuance costs	—	(350)
Proceeds from notes hedge options	351	16,849
Proceeds from debt	77,010	4,704
Payments of debt	(60,345)	(3,466)
Payment of financing costs	—	(2,978)
Payment of contingent consideration	(435)	—

Wright Medical Group N.V. Condensed Consolidated Statements of Cash Flows (Continued) (In thousands)

	Nine months ended
	September 27, 2020	September 29, 2019
Payments of finance lease obligations	$(5,745)	$(5,874)
Net cash provided by financing activities	19,980	4,546
Effect of exchange rates on cash and cash equivalents	628	(665)
Net decrease in cash and cash equivalents	(25,307)	(44,088)
Cash and cash equivalents, beginning of period	166,856	191,351
Cash and cash equivalents, end of period	$141,549	$147,263

The accompanying notes are an integral part of these condensed consolidated financial statements.

Wright Medical Group N.V. Condensed Consolidated Statements of Changes in Shareholders’ Equity (In thousands, except share data) (unaudited)

	Three months ended September 27, 2020
	Ordinary shares		Additional paid-in capital	Accumulated other comprehensive loss (income)	Accumulated deficit	Total shareholders’ equity
	Number of shares	Amount
Balance at June 28, 2020	129,059,876	$4,706	$2,630,194	$(27,340)	$(1,766,637)	$840,923
2020 Activity:
Net loss	—	—	—	—	(19,722)	(19,722)
Foreign currency translation	—	—	—	21,269	—	21,269
Issuances of ordinary shares	121,694	4	2,933	—	—	2,937
Vesting of restricted and performance stock units	562,687	20	(20)	—	—	—
Share-based compensation	—	—	8,844	—	—	8,844
Balance at September 27, 2020	129,744,257	$4,730	$2,641,951	$(6,071)	$(1,786,359)	$854,251

	Three months ended September 29, 2019
	Ordinary shares		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total shareholders’ equity
	Number of shares	Amount
Balance at June 30, 2019	126,580,952	$4,623	$2,553,442	$(19,509)	$(1,632,526)	$906,030
2019 Activity:
Net loss	—	—	—	—	(43,789)	(43,789)
Foreign currency translation	—	—	—	(20,287)	—	(20,287)
Issuances of ordinary shares	71,097	2	1,605	—	—	1,607
Vesting of restricted stock units	241,545	9	(9)	—	—	—
Share-based compensation	—	—	8,359	—	—	8,359
Balance at September 29, 2019	126,893,594	$4,634	$2,563,397	$(39,796)	$(1,676,315)	$851,920

	Nine months ended September 27, 2020
	Ordinary shares		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total shareholders’ equity
	Number of shares	Amount
Balance at December 29, 2019	128,614,026	$4,691	$2,608,939	$(29,499)	$(1,692,338)	$891,793
2020 Activity:
Net loss	—	—	—	—	(94,021)	(94,021)
Foreign currency translation	—	—	—	23,428	—	23,428
Issuances of ordinary shares	420,645	14	9,276	—	—	9,290
Vesting of restricted and performance stock units	709,586	25	(25)	—	—	—
Share-based compensation	—	—	23,761	—	—	23,761
Balance at September 27, 2020	129,744,257	$4,730	$2,641,951	$(6,071)	$(1,786,359)	$854,251

	Nine months ended September 29, 2019
	Ordinary shares		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total shareholders’ equity
	Number of shares	Amount
Balance at December 30, 2018	125,555,751	$4,589	$2,514,295	$(8,083)	$(1,578,342)	$932,459
2019 Activity:
Net loss	—	—	—	—	(98,202)	(98,202)
Cumulative impact of lease accounting adoption	—	—	—	—	229	229
Foreign currency translation	—	—	—	(31,713)	—	(31,713)
Issuances of ordinary shares	754,682	25	15,596	—	—	15,621
Vesting of restricted stock units	583,161	20	(20)	—	—	—
Share-based compensation	—	—	23,692	—	—	23,692
Issuance of stock warrants, net of repurchases and equity issuance costs	—	—	9,834	—	—	9,834
Balance at September 29, 2019	126,893,594	$4,634	$2,563,397	$(39,796)	$(1,676,315)	$851,920

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
On November 4, 2019, we entered into a definitive agreement with Stryker and its subsidiary, Stryker B.V. Under the terms of the purchase agreement, and upon the terms and subject to the conditions thereof, Stryker B.V. has commenced a tender offer to purchase all of the outstanding ordinary shares of Wright for $30.75 per share, without interest and less applicable withholding taxes, in cash (the Offer). The Offer is currently scheduled to expire at 5:00 p.m., Eastern Time, on November 10, 2020, but may be extended in accordance with the terms of the purchase agreement between Stryker and Wright. The closing of the transaction is subject to receipt of applicable regulatory approvals, the adoption of certain resolutions relating to the transaction at an extraordinary general meeting of Wright’s shareholders (which condition has been met), completion of the Offer, and other customary closing conditions.
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
During the second quarter of 2020, because of the anticipated temporary decline in our net sales, on May 7, 2020, we agreed with MidCap to amend the Credit Agreement to, among other things, suspend the quarterly-tested minimum net revenue and minimum adjusted EBITDA financial covenants through the end of 2020 and add a minimum liquidity covenant that will apply from the date of the amendment through May 15, 2021. See Note 8 to the condensed consolidated financial statements for a description of this amendment.
Our fiscal year-end is generally determined on a 52-week basis and runs from the Monday nearest to the 31st of December of a year and ends on the Sunday nearest to the 31st of December of the following year. Every few years, it is necessary to add an extra week to the year making it a 53-week period.
The condensed consolidated financial statements and accompanying notes present our consolidated results for each of the three and nine months ended September 27, 2020 and September 29, 2019. The three and nine months ended September 27, 2020 and September 29, 2019 each consisted of thirteen and thirty-nine weeks, respectively.

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
We record revenues from sales to our stocking distributors at a point in time upon transfer of control of promised products to the distributor. Our stocking distributors, who sell the products to their customers, take control of the products and assume all risks of ownership upon transfer. Our stocking distributors are obligated to pay us within specified terms regardless of when, if ever, they sell the products. In general, our stocking distributors do not have any rights of return or exchange; however, in limited situations, we have repurchase agreements with certain stocking distributors. Those certain agreements require us to repurchase a specified percentage of the inventory purchased by the distributor within a specified period of time prior to the expiration of the contract. During those specified periods, we defer the applicable percentage of the sales. An insignificant amount of sales related to these types of agreements was deferred and not yet recognized as revenue as of September 27, 2020 and September 29, 2019.
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
Total charges incurred to write down excess and obsolete inventory to net realizable value included in “Cost of sales” were approximately $5.2 million and $4.1 million for the three months ended September 27, 2020 and September 29, 2019, respectively. Total charges incurred to write down excess and obsolete inventory to net realizable value included in “Cost of sales” were

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

approximately $11.9 million and $10.1 million for the nine months ended September 27, 2020 and September 29, 2019, respectively. During the three and nine months ended September 27, 2020, our cost of sales included a favorable adjustment of $2.6 million and $7.8 million, respectively, as a result of our change in accounting estimate of reserves for excess and obsolete inventory, as such inventory was sold. During the three and nine months ended September 29, 2019, our cost of sales included a favorable adjustment of $2.6 million as a result of our change in accounting estimate of reserves for excess and obsolete inventory, as such inventory was sold.
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
For the three and nine months ended September 27, 2020, our loss from discontinued operations, net of tax, totaled $2.8 million and $12.5 million, respectively. For the three and nine months ended September 29, 2019, our loss from discontinued operations, net of tax, totaled $7.6 million and $12.8 million, respectively. Our operating results from discontinued operations and cash used

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

in discontinued operations during 2020 and 2019 were attributable primarily to expenses, net of insurance recoveries, associated with our former OrthoRecon business as described in Note 11. Cash used in discontinued operations totaled $22.2 million and $36.8 million for the nine months ended September 27, 2020 and September 29, 2019, respectively. We will incur continuing cash outflows associated with legal defense costs and the ultimate resolution of these contingent liabilities, net of insurance proceeds, until these liabilities are resolved.
All current and historical operating results for the OrthoRecon business are reflected within discontinued operations in the condensed consolidated financial statements.
4. Inventories
Inventories consist of the following (in thousands):

	September 27, 2020	December 29, 2019
Raw materials	$13,571	$12,681
Work-in-process	30,189	27,528
Finished goods	199,312	158,165
	$243,072	$198,374

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

As of September 27, 2020, we had 2.25% cash convertible senior notes due 2021 (2021 Notes) and 1.625% cash convertible senior notes due 2023 (2023 Notes) outstanding. The 2.00% cash convertible senior notes due 2020 (2020 Notes) matured and were repaid on February 15, 2020.
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

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The following table summarizes the fair values and the presentation in our condensed consolidated balance sheets (in thousands) of our Notes Hedges and our Notes Conversion Derivatives:

	September 27, 2020		December 29, 2019
	Location on condensed consolidated balance sheet	Amount	Location on condensed consolidated balance sheet	Amount
2023 Notes Hedges	Other assets	$33,659	Other assets	$39,240
2023 Notes Conversion Derivative	Other liabilities	$31,985	Other liabilities	$31,555
2021 Notes Hedges	Other current assets	$206,949	Other current assets	$183,437
2021 Notes Conversion Derivative	Accrued expenses and other current liabilities	$178,438	Accrued expenses and other current liabilities	$179,478
2020 Notes Hedges	Other current assets	$—	Other current assets	$1,969
2020 Notes Conversion Derivative	Accrued expenses and other current liabilities	$—	Accrued expenses and other current liabilities	$1,666

As of September 27, 2020 and December 29, 2019, the sale price condition (as defined in Note 8) for the 2021 Notes was satisfied and, therefore, the 2021 Notes are convertible at any time during the succeeding calendar quarterly period. Due to the ability of the holders of the 2021 Notes to convert the notes, the carrying value of the 2021 Notes and the fair value of the 2021 Notes Conversion Derivative are classified as current liabilities, and the fair value of the 2021 Notes Hedges are classified as current assets as of September 27, 2020 and December 29, 2019. There were no significant conversions through October 28, 2020.
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
Neither the Notes Conversion Derivatives nor the Notes Hedges qualify for hedge accounting; thus, any changes in the fair value of the derivatives are recognized immediately in our condensed consolidated statements of operations. The following table summarizes the net (loss) gain on changes in fair value (in thousands) related to the Notes Hedges and Notes Conversion Derivatives:

	Three months ended		Nine months ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
2023 Notes Hedges	$(28,648)	$(81,171)	$(5,581)	$(62,738)
2023 Notes Conversion Derivative	6,996	81,194	(430)	62,875
2021 Notes Hedges	24,513	(119,666)	23,512	(95,103)
2021 Notes Conversion Derivative	(10,180)	118,923	1,040	95,706
2020 Notes Hedges	—	(5,675)	(1,618)	(633)
2020 Notes Conversion Derivative	—	5,468	1,520	778
Net (loss) gain on changes in fair value	$(7,319)	$(927)	$18,443	$885

In addition to the above net (loss) gain on changes in fair value, we also recognized a $12.6 million net loss on the Notes Conversion Derivatives during the quarter ended March 31, 2019 as part of the additional 2023 Notes exchange as described in Note 8.
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
The following assumptions were used in the fair market valuations as of September 27, 2020:

	2021 Notes Conversion Derivative	2021 Notes Hedge	2023 Notes Conversion Derivative	2023 Notes Hedge
Black Stock Volatility (1)	51.1%	51.1%	12.09%	12.09%
Credit Spread for Wright (2)	8.98%	N/A	0.99%	N/A
Credit Spread for Deutsche Bank AG (3)	N/A	N/A	N/A	0.81%
Credit Spread for JPMorgan Chase Bank (3)	N/A	0.42%	N/A	0.51%
Credit Spread for Bank of America (3)	N/A	0.42%	N/A	0.51%

(1)	Volatility selected based on historical and implied volatility of ordinary shares of Wright Medical Group N.V.

(2)	Credit spread implied from traded price.

(3)	Credit spread of each bank is estimated using CDS curves. Source: Bloomberg.
Derivatives not Designated as Hedging Instruments
As a result of the acquired business of IMASCAP in 2017, we have recorded the estimated fair value of future contingent consideration of approximately €28.5 million, or approximately $33.2 million, related to the achievement of certain technical milestones and sales earnouts as of September 27, 2020. The estimated fair value of contingent consideration related to technical milestones totaled $25.4 million and $20.8 million as of September 27, 2020 and December 29, 2019, respectively, and is contingent upon the development of a next generation reverse shoulder implant system and new software modules. The estimated fair value of contingent consideration related to sales earnouts totaled $7.8 million and $7.2 million as of September 27, 2020 and December 29, 2019, respectively, and is contingent upon the sale of certain guides and the next generation reverse shoulder implant system.
The fair values of the sales earn out contingent consideration as of September 27, 2020 and December 29, 2019 were determined using a discounted cash flow model and probability adjusted estimates of the future earnings and are classified in Level 3. The discount rate is 12% for the sales earnout contingent consideration.
The contingent consideration from the IMASCAP acquisition related to technical milestones is based on meeting certain developmental milestones for new software modules. The contingent consideration is due upon the earlier of (1) the date the FDA and CE submissions for the next generation reverse shoulder implant system are made or (2) March 31, 2021. The fair value of this contingent consideration as of September 27, 2020 and December 29, 2019 was determined using probability adjusted estimates of the future payments and is classified in Level 3. The discount rate is approximately 6% for the contingent consideration related to technical milestones. A change in the discount rate would have limited impact on our profits or the fair value of this contingent consideration.
The carrying value of cash and cash equivalents, accounts receivable, and accounts payable approximates the fair value of these financial instruments at September 27, 2020 and December 29, 2019 due to their short maturities and variable rates.

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The following tables summarize the valuation of our financial instruments (in thousands):

	Total	Quoted prices in active markets (Level 1)	Prices with other observable inputs (Level 2)	Prices with unobservable inputs (Level 3)
September 27, 2020
Assets
Cash and cash equivalents	$141,549	$141,549	$—	$—
2021 Notes Hedges	206,949	—	—	206,949
2023 Notes Hedges	33,659	—	—	33,659
Total	$382,157	$141,549	$—	$240,608

Liabilities
2021 Notes Conversion Derivative	$178,438	$—	$—	$178,438
2023 Notes Conversion Derivative	31,985	—	—	31,985
Contingent consideration	33,153	—	—	33,153
Total	$243,576	$—	$—	$243,576

	Total	Quoted prices in active markets (Level 1)	Prices with other observable inputs (Level 2)	Prices with unobservable inputs (Level 3)
December 29, 2019
Assets
Cash and cash equivalents	$166,856	$166,856	$—	$—
2020 Notes Hedges	1,969	—	—	1,969
2021 Notes Hedges	183,437	—	—	183,437
2023 Notes Hedges	39,240	—	—	39,240
Total	$391,502	$166,856	$—	$224,646

Liabilities
2020 Notes Conversion Derivative	$1,666	$—	$—	$1,666
2021 Notes Conversion Derivative	179,478	—	—	179,478
2023 Notes Conversion Derivative	31,555	—	—	31,555
Contingent consideration	28,077	—	—	28,077
Total	$240,776	$—	$—	$240,776

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The following is a roll forward of our assets and liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) (in thousands):

	Balance at December 29, 2019	Additions	Transfers into Level 3	Gain/(loss) on fair value adjustments included in earnings	Settlements	Currency	Balance at September 27, 2020
2020 Notes Hedges	$1,969	—	—	(1,618)	(351)	—	$—
2020 Notes Conversion Derivative	$(1,666)	—	—	1,520	146	—	$—
2021 Notes Hedges	$183,437	—	—	23,512	—	—	$206,949
2021 Notes Conversion Derivative	$(179,478)	—	—	1,040	—	—	$(178,438)
2023 Notes Hedges	$39,240	—	—	(5,581)	—	—	$33,659
2023 Notes Conversion Derivative	$(31,555)	—	—	(430)	—	—	$(31,985)
Contingent consideration	$(28,077)	—	—	(4,146)	435	(1,365)	$(33,153)

6. Property, Plant and Equipment
Property, plant and equipment, net consists of the following (in thousands):

	September 27, 2020	December 29, 2019
Property, plant and equipment, at cost	$676,171	$648,318
Less: Accumulated depreciation	(415,441)	(396,396)
	$260,730	$251,922

7. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill occurring during the nine months ended September 27, 2020 and September 29, 2019 are as follows (in thousands):

	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Total
Balance at December 29, 2019	$569,970	$625,926	$65,071	$1,260,967
Foreign currency translation	—	2,985	10,015	13,000
Balance at September 27, 2020	$569,970	$628,911	$75,086	$1,273,967

Balance at December 30, 2018	$569,970	$627,850	$71,134	$1,268,954
Foreign currency translation	—	(3,261)	(11,389)	(14,650)
Balance at September 29, 2019	$569,970	$624,589	$59,745	$1,254,304

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

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The components of our identifiable intangible assets, net, are as follows (in thousands):

	September 27, 2020		December 29, 2019
	Cost	Accumulated amortization	Cost	Accumulated amortization
Indefinite life intangibles:
In-process research and development (IPRD) technology	$8,698	$—	$6,238	$—
Total indefinite life intangibles	8,698		6,238

Finite life intangibles:
Completed technology	175,978	87,282	172,111	72,140
Licenses	9,247	3,675	9,247	2,835
Customer relationships	183,090	50,054	181,094	41,389
Trademarks	14,111	12,224	14,002	11,834
Non-compete agreements	3,454	2,656	5,713	4,090
Other	1,571	415	2,022	757
Total finite life intangibles	387,451	$156,306	384,189	$133,045

Total intangibles	396,149		390,427
Less: Accumulated amortization	(156,306)		(133,045)
Intangible assets, net	$239,843		$257,382

Based on the total finite life intangible assets held at September 27, 2020, we expect amortization expense of approximately $32 million in 2020, $31 million in 2021, $30 million in 2022, $30 million in 2023, and $27 million in 2024.
8. Debt and Finance Lease Obligations
Debt and finance lease obligations consist of the following (in thousands):

	Maturity by Fiscal Year	September 27, 2020	December 29, 2019
Finance lease obligations	2020-2026	$23,508	$25,086
Convertible Notes
1.625% Notes	2023	716,410	695,748
2.25% Notes [1]	2021	363,688	344,635
2.0% Notes	2020	—	55,997
Term loan facility	2021	54,549	19,296
Asset-based line of credit [2]	2021	60,919	20,652
Other debt	2020-2024	4,810	6,615
		1,223,884	1,168,029
Less: Current portion [1,2]		(487,216)	(430,862)
Long-term debt and finance lease obligations		$736,668	$737,167

_______________________

[1]
As of September 27, 2020 and December 29, 2019, the sale price condition (as defined below) for the 2021 Notes was satisfied and, therefore, the 2021 Notes are convertible at any time during the succeeding calendar quarterly period. As a result, the carrying value of the 2021 Notes was classified as a current liability as of September 27, 2020 and December 29, 2019.

[2]
We have reflected this debt as a current liability as of September 27, 2020 and December 29, 2019, as required by US GAAP due to the weekly lockbox repayment/re-borrowing arrangement underlying the agreement, as well as the ability for the lenders to accelerate the repayment of the debt under certain circumstances as described below.

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Convertible Notes
The components of our Convertible Notes were as follows (in thousands):

	September 27, 2020	December 29, 2019
Principal amount of 2023 Notes	$814,556	$814,556
Unamortized debt discount	(89,147)	(107,916)
Unamortized debt issuance costs	(8,999)	(10,892)
Net carrying amount of 2023 Notes	$716,410	$695,748

Principal amount of 2021 Notes	$395,000	$395,000
Unamortized debt discount	(29,469)	(47,405)
Unamortized debt issuance costs	(1,843)	(2,960)
Net carrying amount of 2021 Notes	$363,688	$344,635

Principal amount of 2020 Notes	$—	$56,455
Unamortized debt discount	—	(408)
Unamortized debt issuance costs	—	(50)
Net carrying amount of 2020 Notes	$—	$55,997

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
As described above, the 2021 Notes were convertible during the first and second quarters of 2020 and are convertible for the third quarter of 2020. There were no significant conversions through October 28, 2020.
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
The estimated fair value of the 2021 and 2023 Notes was approximately $568.9 million and $854.7 million, respectively, at September 27, 2020, based on a quoted price in an active market (Level 1).
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
As of September 27, 2020 and December 29, 2019, we had warrants outstanding related to the 2020 Notes, 2021 Notes and 2023 Notes which were exercisable for 1.9 million ordinary shares, 18.5 million ordinary shares, and 24.4 million ordinary shares, respectively.
As of September 27, 2020, our effective interest rates for the 2020, 2021, and 2023 Notes were 8.54%, 9.72%, and 5.76%, respectively. For the three and nine months ended September 27, 2020 and September 29, 2019, we recorded the following interest expense related to the amortization of the debt discount (in thousands):

	Three months ended		Nine months ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
2023 Notes	$6,348	$5,983	$18,771	$17,443
2021 Notes	6,124	5,559	17,936	16,282
2020 Notes	—	787	408	3,002

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
As of September 27, 2020, we had $60.9 million in borrowings outstanding under the ABL Facility and $114.1 million in unused availability under the ABL Facility. We borrowed $40 million under the ABL Facility during the second quarter of 2020. As of December 29, 2019, we had $20.7 million in borrowings outstanding under the ABL Facility and $154.3 million in unused availability under the ABL Facility.
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
The Credit Agreement previously provided that amortization payments under the Term Loan Facility were due in equal monthly installments beginning on May 1, 2019 unless we meet certain adjusted EBITDA targets; in which case, the amortization payments would not commence until May 1, 2021. We had previously met all such targets. As a result of the May 7, 2020 amendment to the Credit Agreement, the monthly straight line amortization payments of the Term Loan Facility will now commence on January 1, 2021. Notwithstanding the foregoing, the entire remaining outstanding principal balance under the Term Loan Facility shall mature and be due and payable at the same time as the outstanding loans under the ABL Facility.
Although it is difficult for us to predict our future liquidity requirements, we believe that our cash and cash equivalents of $141.5 million as of September 27, 2020 and anticipated net cash flows will be sufficient for at least the next 12 months to fund the working capital requirements and operations, permit anticipated capital expenditures, pay retained metal-on-metal product and other liabilities of the OrthoRecon business, fund contingent considerations, and meet our other anticipated contractual cash obligations during the next twelve months. While our borrowings under the Credit Agreement contractually mature within the next twelve months, we have not sought to renegotiate the maturity date due to the proposed acquisition of Wright by Stryker (the Acquisition). We currently expect the Acquisition to close during the fourth quarter of 2020, but no assurance can be provided that it will close within this time frame, or at all. In the event that the Acquisition does not close, we would undertake to renegotiate the terms of the Credit Agreement or obtain additional financing. There can be no assurance that we will be able to successfully

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

renegotiate such terms, that any such refinancing would be possible, or that any additional financing could be obtained on terms that are favorable or acceptable to us.
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
For the three and nine months ended September 27, 2020 and September 29, 2019, OCI was comprised solely of foreign currency translation adjustments.
Changes in AOCI for the three and nine months ended September 27, 2020 and September 29, 2019 were as follows (in thousands):

Three months ended September 27, 2020
Currency translation adjustment
Balance at June 28, 2020	$(27,340)
Other comprehensive income	21,269
Balance at September 27, 2020	$(6,071)

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Three months ended September 29, 2019
Currency translation adjustment
Balance at June 30, 2019	$(19,509)
Other comprehensive loss	(20,287)
Balance at September 29, 2019	$(39,796)

Nine months ended September 27, 2020
Currency translation adjustment
Balance at December 29, 2019	$(29,499)
Other comprehensive income	23,428
Balance at September 27, 2020	$(6,071)

Nine months ended September 29, 2019
Currency translation adjustment
Balance at December 30, 2018	$(8,083)
Other comprehensive loss	(31,713)
Balance at September 29, 2019	$(39,796)

10. Capital Stock and Earnings Per Share
Our articles of association provide an authorized capital of €9.6 million divided into 320 million ordinary shares, each with a par value of three Euro cents (€0.03). At our 2020 Annual General Meeting of Shareholders, our shareholders authorized our board of directors until October 28, 2022 to issue, or grant rights to purchase or subscribe for, our unissued ordinary shares up to 20% of our issued and outstanding shares at the time of issue, which is further divided into 10% for general corporate purposes (including potential mergers and acquisitions) and an additional 10% only for potential mergers and acquisitions. We had 129.7 million and 128.6 million ordinary shares issued and outstanding as of September 27, 2020 and December 29, 2019, respectively.
FASB ASC Topic 260, Earnings Per Share, requires the presentation of basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted-average number of ordinary shares outstanding during the period. Diluted earnings per share is calculated to include any dilutive effect of our ordinary share equivalents. For the three and nine months ended September 27, 2020 and September 29, 2019, our ordinary share equivalents consisted of stock options, restricted stock units, performance share units, and warrants. The dilutive effect of the stock options, restricted stock units, performance share units, and warrants is calculated using the treasury-stock method.
We had outstanding options to purchase 8.5 million ordinary shares, 1.7 million restricted stock units, and 0.6 million performance share units, assuming maximum performance, at September 27, 2020 and outstanding options to purchase 10.6 million ordinary shares, 1.2 million restricted stock units, and 0.8 million performance share units, assuming maximum performance, at September 29, 2019.
We had outstanding net-share settled warrants on the 2020 Notes, 2021 Notes and 2023 Notes of 1.9 million ordinary shares, 18.5 million ordinary shares, and 24.4 million ordinary shares, respectively, at September 27, 2020 and September 29, 2019. See Note 8 of the condensed consolidated financial statements for additional information about the convertible notes and the related warrants.
None of the options, restricted stock units, performance share units, or warrants were included in the calculation of diluted net loss from continuing operations per share, diluted loss from discontinued operations per share, and diluted net loss per share for the three and nine months ended September 27, 2020 or September 29, 2019, because we recorded a net loss from continuing operations for all periods. Including these instruments would be anti-dilutive as the net loss from continuing operations is the control number in determining whether those potential common shares are dilutive or anti-dilutive.
The weighted-average number of ordinary shares outstanding for basic and diluted earnings per share purposes is as follows (in thousands):

	Three months ended		Nine months ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Weighted-average number of ordinary shares outstanding-basic and diluted	129,463	126,767	129,043	126,282

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
Patent Litigation
On March 23, 2018, WMT filed suit against Paragon 28, Inc. (Paragon 28) in the United States District Court for the District of Colorado, alleging infringement of ten patents concerning orthopaedic plates, plating systems and instruments, and related methods of use. Our complaint seeks damages, injunctive relief and attorneys’ fees. On June 4, 2018, Paragon 28 filed an amended answer and counterclaim seeking declaratory judgment of non-infringement and invalidity of the patent-in-suit, and attorneys’ fees. On September 28, 2018, WMT filed an amended complaint adding claims against Paragon 28 for misappropriation of trade secrets and related wrongdoing. Paragon 28 filed a motion to dismiss those trade secret-related claims, which WMT opposed. On September 30, 2019, the Court issued an order granting in part and denying in part the motion to dismiss, leaving intact the majority of the trade secret-related claims. A motion for clarification of the order was ruled upon on May 21, 2020, confirming that Paragon 28 had misinterpreted many of the Court’s rulings and leaving intact the majority of the trade secret-related claims as well as the intentional interference with contract claims. On September 30, 2020, the Court issued its claim construction order, substantially adopting WMT’s claim construction positions. In March 2019, Paragon 28 filed four petitions with the Patent Trial and Appeal Board seeking Inter Partes Reviews of some of the asserted claims of four of the ten patents at issue in the lawsuit, which WMT opposed. On September 25, 2019 and October 4, 2019, the Patent Trial and Appeal Board granted Paragon 28’s petitions. Oral arguments were heard on June 18, 2020, and, on September 23 and October 1, 2020, the Patent Trial and Appeal Board issued Final Written Decisions and found all the challenged claims to be unpatentable. WMT is currently evaluating the decisions and considering available options, including a possible appeal.
On April 24, 2020, ConforMIS, Inc. filed suit against WMT and Tornier, Inc. in the United States District Court for the District of Delaware alleging that the patient specific instrumentation (PSI) Wright makes available for use in certain shoulder arthroplasty procedures infringes its asserted patents. The suit alleges that shoulder implants and related products, when used together with PSI, also infringe the asserted patents. The suit seeks, among other things, a permanent injunction, statutory damages and treble damages for willful infringement. While we dispute these allegations and are defending the suit vigorously, the parties continue to negotiate and discuss a resolution.
Product Liability
We have received claims for personal injury against us associated with fractures of the PROFEMUR® titanium modular neck product (PROFEMUR® Claims). As of September 27, 2020, there were approximately 36 unresolved pending U.S. lawsuits and approximately five unresolved pending non-U.S. lawsuits alleging such claims. The overall fracture rate for the product is low and the fractures appear, at least in part, to relate to patient demographics. In 2009, we began offering a cobalt-chrome version of the PROFEMUR® modular neck, which has greater strength characteristics than the alternative titanium version. However, during the fiscal quarter ended September 30, 2011, as a result of an increase in the number and monetary amount of these claims, management estimated our liability to patients in the United States and Canada who have previously required a revision following a fracture of a PROFEMUR® titanium modular neck, or who may require a revision in the future. As of September 27, 2020, our

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

accrual for PROFEMUR® Claims totaled $7.8 million, of which $1.2 million is included in our condensed consolidated balance sheet within “Accrued expenses and other current liabilities” and $6.6 million is included within “Other liabilities.” As of December 29, 2019, our accrual for PROFEMUR® Claims totaled $12.1 million, of which $8.8 million is included in our consolidated balance sheet within “Accrued expenses and other current liabilities” and $3.3 million is included within “Other liabilities.” We expect to pay the majority of these claims within the next two years. Any claims associated with this product outside of the United States and Canada, or for any other products, will be managed as part of our standard product liability accrual methodology on a case-by-case basis.
We are aware that MicroPort has recalled a certain size of its cobalt chrome modular neck product as a result of alleged fractures. As of September 27, 2020, there were 14 pending U.S. lawsuits and six pending non-U.S. lawsuits against us alleging personal injury resulting from the fractures of a cobalt chrome modular neck. These claims will be managed as part of our standard product liability accrual methodology on a case-by-case basis.
On May 18, 2020, certain plaintiffs’ counsel filed a motion to coordinate pre-trial management of cases filed in federal courts involving both titanium and cobalt chrome PROFEMUR® modular necks in a multi-district litigation. We opposed the motion. On August 7, 2020, the Judicial Panel for Multidistrict Litigation granted Plaintiffs’ motion to coordinate and transferred the cases to the United States District Court for the Eastern District of Arkansas. As of September 27, 2020, there are 64 cases pending in this multi-district litigation; six of which are being defended by MicroPort.
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
Excluding claims resolved in the MoM Settlement Agreements, as of September 27, 2020, there were approximately 251 unresolved metal-on-metal hip cases pending in the U.S. This number includes cases ineligible for settlement under the MoM Settlement Agreements, cases which opted out of such settlements, post-settlement cases, tolled cases, and existing state court cases that were not part of the MDL or JCCP. As of September 27, 2020, we estimate there also were pending approximately 29 unresolved non-U.S. metal-on metal hip cases, 47 unresolved U.S. modular neck cases alleging claims related to the release of metal ions, and zero non-U.S. modular neck cases with metal ion allegations. We also estimate that as of September 27, 2020, there were approximately 506 non-revision claims either dismissed or awaiting dismissal from the MDL and JCCP, which dismissal is a condition of the MoM Settlement Agreements. Although there is a limited time period during which dismissed non-revision claims may be refiled, it is presently unclear how many non-revision claimants will elect to do so. As of September 27, 2020, no dismissed non-revision cases have been refiled.
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
As previously disclosed, between November 2016 and October 2017, WMT entered into three MoM Settlement Agreements with Court-appointed attorneys representing plaintiffs in the MDL and JCCP to settle a total of 1,974 cases that met the eligibility requirements of the MoM Settlement Agreements and were either pending in the MDL or JCCP, or subject to court-approved tolling agreements in the MDL or JCCP, for an aggregate sum of $339.2 million. As of September 27, 2020, we had funded $339.0 million under the MoM Settlement Agreements. We, the indirect parent company of WMT, have guaranteed WMT’s obligations under the MoM Settlement Agreements.
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
As of September 27, 2020, our accrual for metal-on-metal claims totaled $36.3 million, of which $28.7 million is included in our consolidated balance sheet within “Accrued expenses and other current liabilities” and $7.6 million is included within “Other liabilities.” As of December 29, 2019, our accrual for metal-on-metal claims totaled $40.5 million, of which $33.0 million was included in our consolidated balance sheet within “Accrued expenses and other current liabilities” and $7.5 million was included within “Other liabilities.” Our accrual is based on (i) case by case accruals for specific cases where facts and circumstances warrant, and (ii) the implied settlement values for eligible claims under the MoM Settlement Agreements. We are unable to reasonably estimate the high-end of a possible range of loss for claims which elected to opt out of the MoM Settlement Agreements. Claims we can confirm would meet the eligibility criteria set forth in the MoM Settlement Agreements but are excluded from the settlements due to the maximum settlement cap, or because they are cases not part of the MDL or JCCP, have been accrued consistent with the respective settlement rates. Due to the general uncertainties surrounding all metal-on metal claims as noted above, as well as insufficient information about individual claims, we are presently unable to reasonably estimate a range of loss for future claims; hence we have not accrued for these claims at the present time.
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
As of September 27, 2020, our insurance carriers have paid an aggregate of $120.4 million of insurance proceeds related to the metal-on-metal claims, including amounts received under the above referenced settlement agreements, of which $113.7 million has been paid directly to us and $6.7 million has been paid directly to claimants. Except as provided in such settlement agreements, our acceptance of the insurance proceeds was not a waiver of any other claim we may have against the insurance carriers unrelated to metal-on-metal coverage and our disputes with carriers relating thereto.
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
Stryker Acquisition Related Litigation
On January 15, 2020, John Thompson, a purported shareholder of the Company, filed a putative class action lawsuit against us, members of our board of directors, Stryker B.V., and Stryker Corporation in the United States District Court for the District of Delaware. The lawsuit is captioned Thompson v. Wright Medical Group N.V., et al., Case No. 1:20-cv-00061 (the Thompson Action). The complaint filed in the Thompson Action alleged that we and the members of our board of directors violated federal securities laws and regulations by failing to disclose material information in the Schedule 14D-9 filed in connection with the transactions contemplated by the Stryker purchase agreement, which the plaintiff in the Thompson Action alleged rendered the Schedule 14D-9 false and misleading. In addition, the plaintiff in the Thompson Action alleged that members of our board of

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

directors and Stryker acted as controlling persons of the company within the meaning of and in violation of Section 20(a) of the Exchange Act to influence and control the dissemination of the allegedly defective Schedule 14D-9. The plaintiff in the Thompson Action sought, among other things, an order enjoining consummation of the transactions contemplated by the Stryker purchase agreement; rescission of such transactions if they have already been consummated and rescissory damages; an order directing our board of directors to file a Schedule 14D-9 that does not contain any untrue statements of material fact and that states all material facts required or necessary to make the statements contained therein not misleading; a declaration that the defendants violated certain federal securities laws and regulations; and an award of plaintiff’s costs, including attorneys’ fees and expenses.
On January 31, 2020, William Grubb, a purported shareholder of the Company, filed a lawsuit against us and members of our board of directors in the United States District Court for the Eastern District of New York. The lawsuit is captioned Grubb v. Wright Medical Group N.V., et al., Case No. 1:20-cv-00553 (the Grubb Action). The complaint filed in the Grubb Action alleged that we and the members of our board of directors violated federal securities laws and regulations by failing to disclose material information in the Schedule 14D-9 filed in connection with the transactions contemplated by the Stryker purchase agreement, which the plaintiff in the Grubb Action alleged rendered the Schedule 14D-9 false and misleading. In addition, the plaintiff in the Grubb Action alleged that members of our board of directors acted as controlling persons of the company within the meaning of and in violation of Section 20(a) of the Exchange Act to influence and control the dissemination of the allegedly defective Schedule 14D-9. The plaintiff in the Grubb Action sought, among other things, an order enjoining consummation of the transactions contemplated by the Stryker purchase agreement; rescission of such transactions if they have already been consummated and rescissory damages; a declaration that the defendants violated certain federal securities laws and regulations; and an award of plaintiff’s costs, including attorneys’ fees and expenses.
On April 9, 2020, Gracie Woodward, a purported shareholder of the Company, filed a lawsuit against us and members of our board of directors in the United States District Court for the District of Delaware. The lawsuit is captioned Woodward v. Wright Medical Group N.V., et al., Case No. 1:20-cv-494 (the Woodward Action). The complaint filed in the Woodward Action alleged that we and the members of our board of directors violated federal securities laws and regulations by failing to disclose material information in the Schedule 14D-9 filed in connection with the transactions contemplated by the Stryker purchase agreement, which the plaintiff in the Woodward Action alleged rendered the Schedule 14D-9 false and misleading. In addition, the plaintiff in the Woodward Action alleged that members of our board of directors acted as controlling persons of the company within the meaning of and in violation of Section 20(a) of the Exchange Act to influence and control the dissemination of the allegedly defective Schedule 14D-9. The plaintiff in the Woodward Action sought, among other things, an order enjoining consummation of the transactions contemplated by the Stryker purchase agreement; rescission of such transactions if they have already been consummated and rescissory damages; a declaration that the defendants violated certain federal securities laws and regulations; and an award of plaintiff’s costs, including attorneys’ fees and expenses.
On April 15, 2020, Marcy Curtis, a purported shareholder of the Company, filed a putative class action lawsuit against us, members of our board of directors, Stryker B.V., and Stryker Corporation in the United States District Court for the District of Delaware. That suit is captioned Curtis v. Wright Medical Group N.V., et al., Case No. 1:20-cv-00509 (the Curtis Action). The complaint filed in the Curtis Action alleged that we and the members of our board of directors violated federal securities laws and regulations by failing to disclose material information in the Schedule 14D-9 filed in connection with the transactions contemplated by the Stryker purchase agreement, which the plaintiff in the Curtis Action alleged rendered the Schedule 14D-9 false and misleading. In addition, the plaintiff in the Curtis Action alleged that members of our board of directors and Stryker acted as controlling persons of the company within the meaning of and in violation of Section 20(a) of the Exchange Act to influence and control the dissemination of the allegedly defective Schedule 14D-9. The plaintiff in the Curtis Action sought, among other things, an order enjoining consummation of the transactions contemplated by the Stryker purchase agreement; rescission of such transactions if they have already been consummated and rescissory damages; an order directing our board of directors to file a Schedule 14D-9 that does not contain any untrue statements of material fact and that states all material facts required or necessary to make the statements contained therein not misleading; a declaration that the defendants violated certain federal securities laws and regulations; and an award of plaintiff’s costs, including attorneys’ fees and expenses.
On April 28, 2020, Shiva Stein, a purported shareholder of the Company, filed a lawsuit against us, members of our board of directors, Stryker B.V., and Stryker Corporation in the United States District Court for the District of Delaware. That suit is captioned Stein v. Wright Medical Group N.V., et al., Case No. 1:20-cv-00582 (the Stein Action and, together with the Thompson, Grubb, Woodward, and Curtis Actions, the Federal Shareholder Actions). The complaint filed in the Stein Action alleged that we, the members of our board of directors, and the Stryker defendants violated federal securities laws and regulations by failing to disclose material information in the Schedule 14D-9 filed in connection with the transactions contemplated by the Stryker purchase agreement, which the plaintiff in the Stein Action alleged rendered the Schedule 14D-9 false and misleading. In addition, the plaintiff in the Stein Action alleged that members of our board of directors acted as controlling persons of the company within the

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

meaning of and in violation of Section 20(a) of the Exchange Act to influence and control the dissemination of the allegedly defective Schedule 14D-9. The plaintiff in the Stein Action sought, among other things, an order enjoining consummation of the transactions contemplated by the Stryker purchase agreement; rescission of such transactions if they have already been consummated and rescissory damages; and an award of plaintiff’s costs, including attorneys’ fees and expenses.
While the Company believed the Federal Shareholder Actions were entirely meritless, to avoid any risk that those litigations might delay or otherwise adversely affect the transactions contemplated by the Stryker purchase agreement, and to minimize costs and risk, the Company filed with the United States Securities and Exchange Commission on September 18, 2020 certain limited supplemental disclosures regarding the transactions contemplated by the Stryker purchase agreement, and the plaintiffs in the Federal Shareholder Actions agreed that such disclosures mooted all of their claims. The Thompson Action, Grubb Action, Curtis Action and Woodward Action were dismissed on September 22, 2020, and the Stein Action was dismissed on September 23, 2020.
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
Selected financial information related to our segments is presented below for the three and nine months ended September 27, 2020 and September 29, 2019 (in thousands):

	Three months ended September 27, 2020
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Corporate [1]	Total
Net sales from external customers	$89,299	$89,795	$44,273	$—	$223,367
Depreciation expense	2,950	3,192	4,058	6,226	16,426
Amortization expense	—	—	—	7,755	7,755
Segment operating income (loss)	$27,563	$37,455	$(2,738)	$(42,477)	$19,803
Other:
Transaction and transition costs					3,445
Operating income					16,358
Interest expense, net					21,831
Other expense, net					10,162
Loss before income taxes					$(15,635)

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Three months ended September 29, 2019
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Corporate [1]	Total
Net sales from external customers	$83,940	$78,292	$50,202	$—	$212,434
Depreciation expense	2,694	3,165	3,441	6,715	16,015
Amortization expense	—	—	—	8,308	8,308
Segment operating income (loss)	$18,335	$27,450	$(1,639)	$(48,742)	$(4,596)
Other:
Inventory step-up amortization					353
Transition costs					594
Non-cash asset impairment					5,597
Operating loss					(11,140)
Interest expense, net					20,448
Other expense, net					1,317
Loss before income taxes					$(32,905)

	Nine months ended September 27, 2020
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Corporate [1]	Total
Net sales from external customers	$228,903	$228,289	$114,670	$—	$571,862
Depreciation expense	8,298	9,997	11,117	18,246	47,658
Amortization expense	—	—	—	23,970	23,970
Segment operating income (loss)	$55,386	$86,352	$(20,524)	$(132,994)	$(11,780)
Other:
Transaction and transition costs					13,828
Operating loss					(25,608)
Interest expense, net					63,477
Other income, net					(11,007)
Loss before income taxes					$(78,078)

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Nine months ended September 29, 2019
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Corporate [1]	Total
Net sales from external customers	$269,960	$242,585	$159,750	$—	$672,295
Depreciation expense	7,915	9,490	11,174	19,109	47,688
Amortization expense	—	—	—	23,757	23,757
Segment operating income (loss)	$70,285	$87,682	$(2,820)	$(149,407)	$5,740
Other:
Inventory step-up amortization					1,057
Transaction and transition costs					1,615
Non-cash asset impairment					5,597
Operating loss					(2,529)
Interest expense, net					60,138
Other expense, net					12,381
Loss before income taxes					$(75,048)
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

WRIGHT MEDICAL GROUP N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Net sales by geographic region by product line are as follows (in thousands):

	Three months ended		Nine months ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
United States
Lower extremities	$66,461	$61,733	$170,846	$199,873
Upper extremities	88,731	77,160	225,492	239,033
Biologics	22,093	21,292	56,048	67,520
Sports med & other	1,809	2,047	4,806	6,119
Total United States	$179,094	$162,232	$457,192	$512,545

EMEAC
Lower extremities	$8,379	$9,826	$22,920	$34,195
Upper extremities	19,884	19,541	50,921	66,956
Biologics	1,493	1,866	3,947	6,030
Sports med & other	1,790	2,109	4,947	7,248
Total EMEAC	$31,546	$33,342	$82,735	$114,429

Other
Lower extremities	$2,863	$4,955	$7,675	$13,120
Upper extremities	5,918	7,654	14,905	20,858
Biologics	3,759	4,046	8,880	10,751
Sports med & other	187	205	475	592
Total other	$12,727	$16,860	$31,935	$45,321

Total net sales	$223,367	$212,434	$571,862	$672,295

Assets in the U.S. Upper Extremities, U.S. Lower Extremities & Biologics, and International Extremities & Biologics segments are those assets used exclusively in the operations of each business segment or allocated when used jointly. Assets in the Corporate category are principally cash and cash equivalents, derivative assets, property, plant and equipment associated with our corporate headquarters, assets associated with discontinued operations, product liability insurance receivables, and assets associated with income taxes. Total assets by business segment as of September 27, 2020 and December 29, 2019 are as follows (in thousands):

	September 27, 2020
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Corporate	Total
Total assets	$943,894	$923,771	$310,073	$420,981	$2,598,719

	December 29, 2019
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics	Corporate	Total
Total assets	$952,187	$914,317	$292,929	$426,207	$2,585,640

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition for the three and nine months ended September 27, 2020. This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements, our Annual Report on Form 10-K for the year ended December 29, 2019, which includes additional information about our critical accounting policies and practices and risk factors, and “Special Note Regarding Forward-Looking Statements.”
Proposed Acquisition by Stryker
On November 4, 2019, we entered into a definitive agreement with Stryker and its subsidiary, Stryker B.V. Under the terms of the purchase agreement, and upon the terms and subject to the conditions thereof, Stryker B.V. has commenced a tender offer to purchase all of the outstanding ordinary shares of Wright for $30.75 per share, without interest and less applicable withholding taxes, in cash (Offer). The Offer is currently scheduled to expire at 5:00 p.m., Eastern Time, on November 10, 2020, but may be extended in accordance with the terms of the purchase agreement between Stryker and Wright. The closing of the transaction is subject to receipt of applicable regulatory approvals, the adoption of certain resolutions relating to the transaction at an extraordinary general meeting of Wright’s shareholders (which condition has been met), completion of the Offer, and other customary closing conditions.
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
Our fiscal year-end is generally determined on a 52-week basis and runs from the first Monday after the last Sunday of December of a year and ends on the last Sunday of December of the following year. Every few years, it is necessary to add an extra week to the year making it a 53-week period. The three and nine months ended September 27, 2020 and September 29, 2019 each consisted of thirteen and thirty-nine weeks, respectively.
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
Our principal lower extremities products include the INBONE®, INFINITY®, INFINITY® with Adaptis Technology, and INVISION™ Total Ankle Replacement systems, all of which can be used with our PROPHECY® Preoperative Navigation Guides, which combine computer imaging with a patient’s CT scan, and are designed to provide alignment accuracy while reducing surgical steps. As a result of our October 2018 acquisition of Cartiva, our lower extremities product portfolio includes Cartiva’s Synthetic Cartilage Implant (SCI), the only PMA approved product for treatment of first Metatarsophalangeal (MTP) joint osteoarthritis. Our lower extremities products also include the PROstep™ Minimally Invasive Surgery system for foot and ankle, Salvation external fixation system for the treatment of Charcot diabetic foot, the CLAW® II Polyaxial Compression Plating System, the ORTHOLOC™ 3Di Reconstruction Plating System, the PHALINX® system used for hammertoe indications, PRO-TOE® VO Hammertoe System, the VALOR® ankle fusion nail system, and the Swanson line of toe joint replacement products. Additionally, we introduced ORTHOLOC™ 2 LapiFuse™ Triplanar Correction System in the third quarter of 2020 as a new bunion correction system.
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
Impact of Global COVID-19 Pandemic. The global COVID-19 pandemic has led to the temporary closure of businesses, travel restrictions and the implementation of social distancing measures. Hospitals, ambulatory surgery centers and other medical facilities have deferred elective procedures, diverted resources to patients suffering from infections and limited access for non-patients, including our sales representatives. Because of the COVID-19 pandemic, surgeons and their patients are required, or are choosing, to defer procedures in which our products otherwise would be used, and many facilities that specialize in the procedures in which our products otherwise would be used have temporarily closed or reduced operating hours. These circumstances have negatively impacted the ability of our employees, independent sales representatives and distributors to effectively market and sell our products. While the disruption of the pandemic to worldwide surgical volume was significant during the second quarter of 2020, we experienced a significant increase in net sales in the third quarter of 2020 as compared to the second quarter of 2020, as well as increased net sales in the U.S. as compared to the third quarter of 2019. The year-over-year increase in third quarter global net sales from $212.4 million to $223.4 million was primarily attributable to U.S. net sales which had a 10.4% increase over the prior year period. While our international net sales continued to see a year-over-year decline as a result of the pandemic, we did note a sequential increase in net sales as compared to the second quarter of 2020. We expect procedure recovery rates to vary by therapy and country, and to be impacted by regional COVID-19 case volumes, hospital and clinical occupancy and staffing levels, patient’s willingness to re-book previously deferred procedures, travel restrictions, transportation limitations, quarantine restrictions, and potential COVID- 19 resurgence. While we continue to believe the impact of COVID-19 on our business will be temporary, we cannot precisely estimate the length or severity of the impact.
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
During the second quarter of 2020, because of the anticipated temporary decline in our net sales, on May 7, 2020, we agreed with MidCap to amend the Credit Agreement to, among other things, suspend the quarterly-tested minimum net revenue and minimum adjusted EBITDA financial covenants through the end of 2020 and add a minimum liquidity covenant that will apply from the date of the amendment through May 15, 2021. See Note 8 to the condensed consolidated financial statements for a description of this amendment.
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
Financial Highlights. Net sales increased 5.1% totaling $223.4 million in the third quarter of 2020, compared to $212.4 million in the third quarter of 2019 primarily due to a 10.4% increase in U.S. net sales, partially offset by an 11.8% decrease in international net sales. Our U.S. net sales increased $16.9 million, or 10.4%, in the third quarter of 2020 as compared to the third quarter of 2019. Sales in our U.S. lower extremities business, U.S. upper extremities business and U.S. biologics business increased by 7.7%, 15.0% and 3.8%, respectively, during the third quarter of 2020 compared to the prior year period. The continued success of the combination of our FLEX REVIVE™ revision shoulder system, BLUEPRINT™ enabling technology, PERFORM™ Reversed Glenoid System, and SIMPLICITI® shoulder system contributed to 15% net sales growth in our shoulder products in the third quarter of 2020 compared to the prior year period. Our U.S. lower extremities business included 33% net sales growth of our total ankle replacement products during the third quarter of 2020 compared to the prior year period.
Our international net sales decreased $5.9 million, or 11.8%, in the third quarter of 2020 as compared to the third quarter of 2019, due to the impact of the COVID-19 pandemic and a $1.7 million favorable impact from foreign currency exchange rates. However, we experienced an increase in volume in the third quarter of 2020 over the second quarter of 2020.
In the third quarter of 2020, our net loss from continuing operations was $16.9 million, compared to a net loss from continuing operations of $36.2 million for the third quarter of 2019. This decrease in net loss from continuing operations was primarily driven by improved profitability in our U.S. upper extremities and U.S. lower extremities businesses from increases in net sales and realizing the effects of a curtailment of certain operating expenses in response to the COVID-19 pandemic, offset by an increase in other expense, net, which for the third quarter of 2020 included a $7.3 million loss related to mark-to-market adjustments on derivative assets and liabilities, non-cash foreign currency translation expense of $2.0 million, and a $0.6 million loss related to fair value adjustments to contingent consideration.
Opportunities and Challenges. On November 4, 2019, we entered into a definitive agreement with Stryker and its subsidiary, Stryker B.V. pursuant to which, and upon the terms and subject to the conditions thereof, Stryker B.V. commenced the Offer to purchase all of the outstanding ordinary shares of Wright for $30.75 per share, without interest and less applicable withholding taxes, in cash. The closing of the transaction remains subject to receipt of applicable regulatory approvals, completion of the Offer, and other customary closing conditions.
We have continued to focus on leveraging the global strengths of our product brands as a pure-play extremities and biologics business. Additionally, we believe the highly complementary nature of our businesses gives us significant diversity and scale across a range of geographies and product categories. We believe we are a leader in the development of software-based solutions for preoperative planning of shoulder replacement surgery, using BLUEPRINT™, to further differentiate our product portfolio and to further accelerate growth opportunities in our global extremities business. We believe we have significant opportunity in the future with the recent and anticipated launch of new products, including our AEQUALIS™ PERFORM™ Reversed Glenoid System, AEQUALIS™ FLEX REVIVE™ revision shoulder system, our PROstep™ Minimally Invasive Surgery system, AUGMENT® Injectable, and through driving BLUEPRINT™ adoption and by focusing on implementing initiatives to help us better compete at ambulatory surgery centers.
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
Results of Operations
Comparison of the three months ended September 27, 2020 to the three months ended September 29, 2019
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

	Three months ended
	September 27, 2020		September 29, 2019
	Amount	% of net sales	Amount	% of net sales
Net sales	$223,367	100.0%	$212,434	100.0%
Cost of sales [1]	45,141	20.2%	44,441	20.9%
Gross profit	178,226	79.8%	167,993	79.1%
Operating expenses:
Selling, general and administrative [1]	137,783	61.7%	152,780	71.9%
Research and development [1]	16,330	7.3%	18,045	8.5%
Amortization of intangible assets	7,755	3.5%	8,308	3.9%
Total operating expenses	161,868	72.5%	179,133	84.3%
Operating income (loss)	16,358	7.3%	(11,140)	(5.2)%
Interest expense, net	21,831	9.8%	20,448	9.6%
Other expense, net	10,162	4.5%	1,317	0.6%
Loss from continuing operations before income taxes	(15,635)	(7.0)%	(32,905)	(15.5)%
Provision for income taxes	1,302	0.6%	3,295	1.6%
Net loss from continuing operations	$(16,937)	(7.6)%	$(36,200)	(17.0)%
Loss from discontinued operations, net of tax	(2,785)		(7,589)
Net loss	$(19,722)		$(43,789)
__________________________

[1]	These line items include the following amounts of non-cash, share-based compensation expense for the periods indicated:

	Three months ended
	September 27, 2020	% of net sales	September 29, 2019	% of net sales
Cost of sales	$260	0.1%	$156	0.1%
Selling, general and administrative	7,620	3.4%	7,284	3.4%
Research and development	854	0.4%	795	0.4%

The following tables set forth our net sales by product line for the U.S. and International for the periods indicated (in thousands) and the percentage of year-over-year change:

	Three months ended
	September 27, 2020	September 29, 2019	% change
U.S.
Lower extremities	$66,461	$61,733	7.7%
Upper extremities	88,731	77,160	15.0%
Biologics	22,093	21,292	3.8%
Sports med & other	1,809	2,047	(11.6)%
Total U.S.	$179,094	$162,232	10.4%

International
Lower extremities	$11,242	$14,781	(23.9)%
Upper extremities	25,802	27,195	(5.1)%
Biologics	5,252	5,912	(11.2)%
Sports med & other	1,977	2,314	(14.6)%
Total International	$44,273	$50,202	(11.8)%

Total net sales	$223,367	$212,434	5.1%
Net sales
U.S. Sales. U.S. net sales totaled $179.1 million in the third quarter of 2020, a 10.4% increase from $162.2 million in the third quarter of 2019, primarily due to increases in net sales in the U.S. U.S. sales represented approximately 80.2% of total net sales in the third quarter of 2020, compared to 76.4% of total net sales in the third quarter of 2019.
Our U.S. lower extremities net sales increased to $66.5 million in the third quarter of 2020 compared to $61.7 million in the third quarter of 2019, representing a 7.7% increase. This growth was driven by 33.2% net sales growth in our total ankle replacement products.
Our U.S. upper extremities net sales increased to $88.7 million in the third quarter of 2020 from $77.2 million in the third quarter of 2019, representing an increase of 15.0%. Our U.S. upper extremities sales continued to be driven by sales of our FLEX REVIVE™ revision shoulder system that was launched in the second quarter of 2019 and the continued success of the combination of our BLUEPRINT™ enabling technology, PERFORM™ Reversed Glenoid System, and SIMPLICITI® shoulder system.
Our U.S. biologics net sales increased to $22.1 million in the third quarter of 2020 from $21.3 million in the third quarter of 2019, representing a 3.8% increase. This increase was driven by net sales growth in AUGMENT® Injectable.
International Sales. Net sales in our international regions totaled $44.3 million in the third quarter of 2020 compared to $50.2 million in the third quarter of 2019. This 11.8% decrease was due to the impact of the COVID-19 pandemic and was partially offset by a $1.7 million favorable impact from foreign currency exchange rates (a 3 percentage point favorable impact to international sales growth rate).
Our international lower extremities net sales decreased 23.9% to $11.2 million in the third quarter of 2020 from $14.8 million in the third quarter of 2019 due to the impact of the COVID-19 pandemic and was partially offset by a $0.4 million favorable impact from foreign currency exchange rates (a 3 percentage point favorable impact to international lower extremities sales growth rate). While the disruption of the pandemic to worldwide surgical volume continued to adversely impact our net sales in the third quarter of 2020, we experienced an increase in volume in the third quarter of 2020 over the second quarter of 2020.
Our international upper extremities net sales decreased 5.1% to $25.8 million in the third quarter of 2020 from $27.2 million in the third quarter of 2019. This decrease was due to the impact of the COVID-19 pandemic and was partially offset by a $1.1 million favorable impact from foreign currency exchange rates (a 4 percentage point favorable impact to international upper extremities sales growth rate). While the disruption of the pandemic to worldwide surgical volume continued to adversely impact our net sales in the third quarter of 2020, we experienced an increase in volume in the third quarter of 2020 over the second quarter of 2020.
Our international biologics net sales decreased 11.2% to $5.3 million in the third quarter of 2020 from $5.9 million in the third quarter of 2019 due to the impact of the COVID-19 pandemic and was partially offset by a $0.1 million favorable impact from foreign currency exchange rates (a 2 percentage point favorable impact to international biologics sales growth rate).

While we experienced a significant increase in volume in the third quarter of 2020 over the second quarter of 2020, our international net sales for the quarter ended September 27, 2020 continued to be lower than prior year periods as a result of the COVID-19 pandemic and a continued decrease in demand for our products resulting therefrom. While we continue to believe the impact of COVID-19 on our business will be temporary, we cannot precisely estimate the length or severity of the impact.
Cost of sales
Our cost of sales totaled $45.1 million, or 20.2% of net sales, in the third quarter of 2020, compared to $44.4 million, or 20.9% of net sales, in the third quarter of 2019. Cost of sales as a percentage of net sales decreased 1 percentage point primarily due to favorable geographic and product mix in the current year period.
Selling, general and administrative
Our selling, general and administrative expenses totaled $137.8 million, or 61.7% of net sales, in the third quarter of 2020, compared to $152.8 million, or 71.9% of net sales, in the third quarter of 2019. Selling, general and administrative expenses as a percentage of net sales decreased due to increased net sales in the U.S. and decreased expenses primarily a result of a curtailment of certain costs in response to the COVID-19 pandemic and mandated travel restrictions, including lower levels of travel and related expenses and surgeon training expenses. Further, we reduced non-critical spending and non-critical hiring. The third quarter of 2019 also included a non-cash asset impairment associated with the technology transfer of $5.6 million (2.6% of net sales). These expense decreases were partially offset by a $2.9 million (1 percentage point) increase in transaction and transition costs as a result of the pending Stryker transaction.
Research and development
Our research and development expenses totaled $16.3 million, or 7.3% of net sales, in the third quarter of 2020 compared to $18.0 million, or 8.5% of net sales, in the third quarter of 2019. Research and development expenses as a percentage of net sales decreased 1 percentage point due primarily to the increase in net sales, as well as the decreases in expenses.
Amortization of intangible assets
Charges associated with amortization of intangible assets totaled $7.8 million in the third quarter of 2020, compared to $8.3 million in the third quarter of 2019. Based on intangible assets held at September 27, 2020, we expect amortization expense to be between $27 million and $32 million per year for the years 2020 through 2024.
Interest expense, net
Interest expense, net, totaled $21.8 million in the third quarter of 2020 and $20.4 million in the third quarter of 2019. Our interest expense in the third quarter of 2020 related primarily to non-cash interest expense associated with the amortization of the discount on the 2023 Notes and 2021 Notes of $6.3 million and $6.1 million, respectively; amortization of deferred financing charges on our borrowings totaling $1.3 million; and cash interest expense totaling $8.1 million primarily associated with the 2023 Notes, 2021 Notes and borrowings under our ABL Facility and the Term Loan Facility.
Our interest expense, net in the third quarter of 2019 related primarily to non-cash interest expense associated with the amortization of the discount on the 2023 Notes, 2021 Notes and 2020 Notes of $6.0 million, $5.6 million and $0.7 million, respectively: amortization of deferred financing charges on our borrowings totaling $1.3 million; and cash interest expense totaling $7.3 million primarily associated with the 2023 Notes, 2021 Notes, 2020 Notes and borrowings under our ABL Facility and the Term Loan Facility, partially offset by interest income of $0.5 million.
Other expense, net
Other expense, net totaled $10.2 million in the third quarter of 2020, compared to $1.3 million of other expense, net in the third quarter of 2019. In the third quarter of 2020, other income, net consisted primarily of a $7.3 million loss related to mark-to-market adjustments on derivative assets and liabilities, non-cash foreign currency translation expense of $2.0 million, and a $0.6 million loss related to fair value adjustments to contingent consideration. During the third quarter of 2019, other income, net consisted primarily of a $0.9 million loss related to mark-to-market adjustments on derivative assets and liabilities, a $0.9 million loss related to fair value adjustments to contingent consideration, and non-cash foreign currency translation income of $0.7 million.
Provision for income taxes
We recorded a tax provision from continuing operations of $1.3 million in the third quarter of 2020, compared to a tax provision from continuing operations of $3.3 million in the third quarter of 2019. Our tax provision during the third quarter of 2020 is primarily the result of net earnings in jurisdictions where we do not have a valuation allowance. We are unable to recognize a tax benefit in jurisdictions where we are incurring losses (primarily the U.S.) due to the valuation allowance on our net deferred assets, except to the extent to which we recognize a gain in discontinued operations. During the third quarter of 2019, the tax provision includes a $2.6 million tax provision due to a change in tax rates on income from deferred intercompany transactions and the result of net earnings in jurisdictions where we do not have a valuation allowance.

Loss from discontinued operations, net of tax
Loss from discontinued operations, net of tax, consists primarily of the costs associated with legal defense, income/loss associated with product liability insurance recoveries/denials, and changes to any contingent liabilities associated with the OrthoRecon business that was sold to MicroPort.
Our loss from discontinued operations, net of tax for the quarter ended September 27, 2020 and September 29, 2019 was $2.8 million and $7.6 million, respectively. See Note 3 and Note 11 to our condensed consolidated financial statements for further discussion regarding our discontinued operations and our retained contingent liabilities associated with the OrthoRecon business.
Comparison of the nine months ended September 27, 2020 to the nine months ended September 29, 2019
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands) and as percentages of net sales:

	Nine months ended
	September 27, 2020		September 29, 2019
	Amount	% of net sales	Amount	% of net sales
Net sales	$571,862	100.0%	$672,295	100.0%
Cost of sales [1]	112,779	19.7%	139,096	20.7%
Gross profit	459,083	80.3%	533,199	79.3%
Operating expenses:
Selling, general and administrative [1]	410,613	71.8%	458,198	68.2%
Research and development [1]	50,108	8.8%	53,773	8.0%
Amortization of intangible assets	23,970	4.2%	23,757	3.5%
Total operating expenses	484,691	84.8%	535,728	79.7%
Operating loss	(25,608)	(4.5)%	(2,529)	(0.4)%
Interest expense, net	63,477	11.1%	60,138	8.9%
Other (income) expense, net	(11,007)	(1.9)%	12,381	1.8%
Loss from continuing operations before income taxes	(78,078)	(13.7)%	(75,048)	(11.2)%
Provision for income taxes	3,429	0.6%	10,340	1.5%
Net loss from continuing operations	$(81,507)	(14.3)%	$(85,388)	(12.7)%
Loss from discontinued operations, net of tax	(12,514)		(12,814)
Net loss	$(94,021)		$(98,202)
__________________________

[1]	These line items include the following amounts of non-cash, share-based compensation expense for the periods indicated:

	Nine months ended
	September 27, 2020	% of net sales	September 29, 2019	% of net sales
Cost of sales	$737	0.1%	$413	0.1%
Selling, general and administrative	20,744	3.6%	21,106	3.1%
Research and development	2,154	0.4%	1,960	0.3%

The following tables set forth our net sales by product line for the U.S. and International for the periods indicated (in thousands) and the percentage of year-over-year change:

	Nine months ended
	September 27, 2020	September 29, 2019	% change
U.S.
Lower extremities	$170,846	$199,873	(14.5)%
Upper extremities	225,492	239,033	(5.7)%
Biologics	56,048	67,520	(17.0)%
Sports med & other	4,806	6,119	(21.5)%
Total U.S.	$457,192	$512,545	(10.8)%

International
Lower extremities	$30,595	$47,315	(35.3)%
Upper extremities	65,826	87,814	(25.0)%
Biologics	12,827	16,781	(23.6)%
Sports med & other	5,422	7,840	(30.8)%
Total International	$114,670	$159,750	(28.2)%

Total net sales	$571,862	$672,295	(14.9)%
Net sales
U.S. Sales. U.S. net sales totaled $457.2 million in the first nine months of 2020, a 10.8% decrease from $512.5 million in the first nine months of 2019, due to the impact of the COVID-19 pandemic. U.S. sales represented approximately 79.9% of total net sales in the first nine months of 2020, compared to 76.2% of total net sales in the first nine months of 2019.
International Sales. International net sales totaled $114.7 million in the first nine months of 2020 compared to $159.8 million in the first nine months of 2019. This 28.2% decrease was due to the impact of the COVID-19 pandemic and was partially offset by a $0.2 million favorable impact from foreign currency exchange rates (a 0 percentage point favorable impact to international sales growth rate).
Cost of sales
Our cost of sales as a percentage of net sales decreased slightly to 19.7% in the first nine months of 2020 compared to 20.7% in the first nine months of 2019. This decrease as a percentage of sales was primarily due to favorable geographic and product mix in the current year period.
Operating expenses
As a percentage of net sales, operating expenses increased to 84.8% in the first nine months of 2020 compared to 79.7% in the first nine months of 2019. This increase was primarily the result of reduced net sales during the current year period due to the COVID-19 pandemic.
Other (income) expense, net
Other income, net totaled $11.0 million in the first nine months of 2020, compared to $12.4 million of other expense, net in the first nine months of 2019. In the first nine months of 2020, other income, net consisted primarily of a $18.4 million gain related to mark-to-market adjustments on derivative assets and liabilities partially offset by a $4.1 million loss related to fair value adjustments to contingent consideration. During the first nine months of 2019, other expense, net consisted primarily of $14.3 million loss on the exchange of debt and a $2.9 million loss related to fair value adjustments to contingent consideration which was partially offset by a $3.3 million net gain on investments.
Provision for income taxes
We recorded an income tax provision from continuing operations of $3.4 million in the first nine months of 2020, compared to a tax provision from continuing operations of $10.3 million in the first nine months of 2019. The tax provision for 2019 includes a $7.7 million tax provision due a change in tax rates on income from deferred intercompany transactions.

Loss from discontinued operations, net of tax
Loss from discontinued operations, net of tax, for the first nine months of 2020 and 2019 consists primarily of the costs associated with legal defense, income/loss associated with product liability insurance recoveries/denials, and changes to any contingent liabilities associated with the OrthoRecon business that was sold to MicroPort. See Note 3 and Note 11 to our condensed consolidated financial statements for further discussion regarding our discontinued operations and our retained contingent liabilities associated with the OrthoRecon business.
Reportable segments
The following tables set forth, for the periods indicated, net sales and operating income (loss) of our reportable segments expressed as dollar amounts (in thousands) and as a percentage of net sales:

	Three months ended September 27, 2020
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics
Net sales	$89,299	$89,795	$44,273
Operating income (loss)	$27,563	$37,455	$(2,738)
Operating income (loss) as a percent of net sales	30.9%	41.7%	(6.2)%

	Three months ended September 29, 2019
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics
Net sales	$83,940	$78,292	$50,202
Operating income (loss)	$18,335	$27,450	$(1,639)
Operating income (loss) as a percent of net sales	21.8%	35.1%	(3.3)%

	Nine months ended September 27, 2020
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics
Net sales	$228,903	$228,289	$114,670
Operating income (loss)	$55,386	$86,352	$(20,524)
Operating income (loss) as a percent of net sales	24.2%	37.8%	(17.9)%

	Nine months ended September 29, 2019
	U.S. Lower Extremities & Biologics	U.S. Upper Extremities	International Extremities & Biologics
Net sales	$269,960	$242,585	$159,750
Operating income (loss)	$70,285	$87,682	$(2,820)
Operating income (loss) as a percent of net sales	26.0%	36.1%	(1.8)%
Net sales and operating income of our U.S. lower extremities and biologics segment increased $5.4 million and $9.2 million for the three months ended September 27, 2020, respectively, as compared to the three months ended September 29, 2019. These increases were due to 33.2% net sales growth in our total ankle replacement products and decreased operating expenses primarily in response to the COVID-19 pandemic. Net sales and operating income of our U.S. lower extremities and biologics segment decreased $41.1 million and $14.9 million for the nine months ended September 27, 2020, respectively, compared to the nine months ended September 29, 2019. These decreases were due to the adverse impact on net sales from the COVID-19 pandemic.
Net sales and operating income of our U.S. upper extremities segment increased $11.5 million and $10.0 million in the three months ended September 27, 2020, respectively, compared to the three months ended September 29, 2019. These increases were due to the continued success of the combination of our FLEX REVIVE™ revision shoulder system, BLUEPRINT™ enabling technology, PERFORM™ Reversed Glenoid System, and SIMPLICITI® shoulder system, which contributed to 15% net sales growth in our shoulder products and decreased operating expenses primarily in response to the COVID-19 pandemic. Net sales and operating income of our U.S. upper extremities segment decreased $14.3 million and $1.3 million in the nine months ended

September 27, 2020, respectively, as compared to the nine months ended September 29, 2019. These decreases were due to the adverse impact on net sales from the COVID-19 pandemic.
Net sales of our international extremities and biologics segment decreased $5.9 million and $45.1 million in the three and nine months ended September 27, 2020, respectively, compared to the three and nine months ended September 29, 2019. These decreases were due to the adverse impact of the COVID-19 pandemic and were partially offset by favorable impacts from foreign currency exchange rates during the three and nine months ended September 27, 2020. Operating loss of international extremities and biologics segment increased $1.1 million and $17.7 million in the three and nine months ended September 27, 2020, respectively, compared to the three and nine months ended September 29, 2019 due to the adverse impact on net sales from the COVID-19 pandemic.
Liquidity and Capital Resources
The following table sets forth, for the periods indicated, certain liquidity measures (in thousands):

	September 27, 2020	December 29, 2019
Cash and cash equivalents	$141,549	$166,856
Working capital (deficit)[1]	(144,949)	(106,350)
___________________________

[1]
As of September 27, 2020 and December 29, 2019, the closing price of our ordinary shares was greater than 130% of the 2021 Notes conversion price for 20 or more of the 30 consecutive trading days preceding the quarter-end, and, therefore, the holders of the 2021 Notes are able to convert the notes during the succeeding quarterly period. Due to the ability of the holders of the 2021 Notes to convert the notes, the carrying value of the 2021 Notes and the fair value of the 2021 Notes Conversion Derivatives were classified as current liabilities and the fair value of the 2021 Notes Hedges was classified as current assets as of September 27, 2020 and December 29, 2019.

Operating Activities. Cash provided by operating activities totaled $10.4 million and $18.3 million in the first nine months of 2020 and 2019, respectively. The decrease in cash provided by operating activities in the first nine months of 2020 was primarily driven by lower levels of cash profitability due to the impact on net sales from the COVID-19 pandemic, partially offset by lower levels of cash used in discontinued operations.
Investing Activities. Cash used in investing activities totaled $56.3 million and $66.2 million in the first nine months of 2020 and 2019, respectively. The decrease in cash used in investing activities in the first nine months of 2020 was primarily driven by lower capital expenditures, which totaled $52.0 million and $63.8 million in the first nine months of 2020 and 2019, respectively. Our capital expenditures consist principally of surgical instrumentation, purchased manufacturing equipment, research and testing equipment, and computer systems. In total, we expect to incur capital expenditures of approximately $70 million in 2020.
Financing Activities. Cash provided by financing activities totaled $20.0 million and $4.5 million in the first nine months of 2020 and 2019, respectively.
Cash provided by financing activities in the first nine months of 2020 was primarily attributable to $16.7 million of net debt proceeds and $9.3 million in cash received from the issuance of ordinary shares in connection with option exercises.
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
On February 7, 2019, WMG issued $139.6 million of additional 2023 Notes in exchange for $130.1 million aggregate principal amount of 2020 Notes. As this was a debt modification, a pro rata share of the 2020 Notes deferred financing costs and discount was transferred to the 2023 Notes deferred financing costs and discount. Additionally, the 2023 Notes discount was adjusted in order for net debt to remain the same subsequent to the exchange. While the debt modification was a non-cash transaction, we paid approximately $3.0 million of convertible debt modification costs during the first nine months of 2019.
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
Discontinued Operations. Our cash flows from discontinued operations during the first nine months of 2020 and 2019 were attributable primarily to our former OrthoRecon business as described in Note 11. Cash flows used in discontinued operations totaled $22.2 million and $36.8 million for the nine months ended September 27, 2020 and September 29, 2019, respectively. Cash flows from discontinued operations are combined with cash flows from continuing operations in the condensed consolidated statements of cash flows.
We do not expect that the future cash outflows from discontinued operations, including the payment of retained liabilities of the OrthoRecon business, net of insurance recoveries, will have an impact on our ability to meet contractual cash obligations and fund our working capital requirements, operations, and anticipated capital expenditures.
Contractual Cash Obligations. As of September 27, 2020, there were no material changes to our contractual cash obligations and commercial commitments as disclosed in in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Contractual Cash Obligations” of our Annual Report on Form 10-K for the year ended December 29, 2019.
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
As of September 27, 2020, we had $60.9 million in borrowings outstanding under the ABL Facility and $114.1 million in unused availability under the ABL Facility. We borrowed $40 million under the ABL Facility during the second quarter of 2020. As of December 29, 2019, we had $20.7 million in borrowings outstanding under the ABL Facility and $154.3 million in unused availability under the ABL Facility.
As of September 27, 2020, our accrual for metal-on-metal claims totaled $36.3 million, of which $28.7 million is included in our condensed consolidated balance sheet within “Accrued expenses and other current liabilities” and $7.6 million is included within “Other liabilities.” As of December 29, 2019, our accrual for metal-on-metal claims totaled $40.5 million, of which $33.0 million is included in our condensed consolidated balance sheet within “Accrued expenses and other current liabilities” and $7.5 million is included within “Other liabilities.” See Note 11 to our condensed consolidated financial statements for additional discussion regarding the MoM Settlement Agreements and our accrual methodologies for the metal-on-metal hip replacement product liability claims.
Although it is difficult for us to predict our future liquidity requirements, we believe that our cash and cash equivalents of $141.5 million as of September 27, 2020 and anticipated net cash flows will be sufficient for at least the next 12 months to fund the working capital requirements and operations, permit anticipated capital expenditures, pay retained metal-on-metal product and other liabilities of the OrthoRecon business, fund contingent considerations, and meet our other anticipated contractual cash obligations during the next twelve months. While our borrowings under the Credit Agreement contractually mature within the next twelve months, we have not sought to renegotiate the maturity date due to the proposed acquisition of Wright by Stryker (the Acquisition). We currently expect the Acquisition to close during the fourth quarter of 2020, but no assurance can be provided that it will close within this time frame, or at all. In the event that the Acquisition does not close, we would undertake to renegotiate the terms of the Credit Agreement or obtain additional financing. There can be no assurance that we will be able to successfully renegotiate such terms, that any such refinancing would be possible, or that any additional financing could be obtained on terms that are favorable or acceptable to us.

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
The current IPRD projects we acquired in our IMASCAP and Cartiva acquisitions are as follows:

•
The next generation reverse shoulder implant system is a reverse shoulder replacement implant having glenoid or glenoid and humeral implant components. We have an anticipated first clinical use in 2021 and launch in the second half of 2022; however, the risks and uncertainties associated with completion are dependent upon testing validations and FDA and CE mark clearance. We have incurred expenses of less than $0.1 million in the nine months ended September 27, 2020. Project cost to complete is estimated to be less than $2 million.

•
The CMC thumb implant is an arthroplasty device designed to resurface the CMC joint for the treatment of osteoarthritis. We anticipate the launch of the CMC thumb implant no earlier than 2021; however, the risks and uncertainties associated with completion are dependent upon testing validations and FDA premarket approval. We have incurred expenses of approximately $0.3 million in the nine months ended September 27, 2020. Project cost to complete is estimated to be less than $3 million.

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
Borrowings under our Credit Agreement, including our ABL Facility and Term Loan Facility, bear interest at variable rates. The interest rate margin applicable to borrowings under the ABL Facility is, at the option of the Borrowers, equal to either (a) 3.25% for base rate loans or (b) 4.25% for LIBOR rate loans, subject to a 0.75% LIBOR floor. The interest rate applicable to borrowings under the Term Loan Facility is equal to one-month LIBOR plus 7.85%, subject to a 1.00% LIBOR floor. As of September 27, 2020, we had $60.9 million of borrowings under our ABL Facility and $55.0 million principal outstanding under our Term Loan Facility. Based upon this debt level, and the LIBOR floor on our interest rate, a 100 basis point increase in the annual interest rate on such borrowings would have an immaterial impact on our interest expense on an annual basis.
On September 27, 2020, we had invested cash and cash equivalents of approximately $141.5 million. We believe that a 10 basis point change in interest rates is reasonably possible in the near term. Based on our current level of investment, an increase or decrease of 10 basis points in interest rates would have an annual impact of approximately $0.1 million to our interest income.
As of September 27, 2020, we had outstanding an aggregate of $395.0 million and $814.6 million, principal amount of our 2021 Notes and 2023 Notes, respectively. We carry these instruments at face value less unamortized discount and unamortized debt issuance costs on our condensed consolidated balance sheets. Since these instruments bear interest at a fixed rate, we have no financial statement risk associated with changes in interest rates. However, the fair value of the 2021 Notes and 2023 Notes fluctuates when interest rates change and when the market price of our ordinary shares fluctuates. We do not carry the 2021 Notes or 2023 Notes at fair value, but present the fair value of the principal amount of our 2021 Notes and 2023 Notes for disclosure purposes.
Equity Price Risk
On June 28, 2018, we issued $675.0 million aggregate principal amount of the 2023 Notes. Additional 2023 Notes were issued in exchange for a portion of 2020 Notes in February 2019. As of September 27, 2020, $814.6 million aggregate principal amount was outstanding on the 2023 Notes. The holders of the 2023 Notes may convert their 2023 Notes into cash upon the satisfaction of certain circumstances as described in Note 8. The conversion and settlement provisions of the 2023 Notes are based on the price of our ordinary shares at conversion or at maturity of the notes. In addition, the hedges and warrants associated with these convertible notes also include settlement provisions that are based on the price of our ordinary shares. The amount of cash we may be required to pay, or the number of shares we may be required to provide to note holders at conversion or maturity of these notes, is determined by the price of our ordinary shares. The amount of cash that we may receive from hedge counterparties in connection with the related hedges and the number of shares that we may be required to provide warrant counterparties in connection with the related warrants are also determined by the price of our ordinary shares.
Upon the expiration of our warrants issued in connection with the 2023 Notes, we will issue ordinary shares to the purchasers of the warrants to the extent the price of our ordinary shares exceeds the warrant strike price of $40.86 at that time. The following table shows the number of shares that we would issue to warrant counterparties at expiration of the warrants based on the warrants outstanding as of September 27, 2020 assuming various closing prices of our ordinary shares on the date of warrant expiration:

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

(in thousands)
	Fair value of security given a 10% decrease in share price	Fair value of security as of September 27, 2020	Fair value of security given a 10% increase in share price
2023 Notes Hedges (Asset)	$13,074	$33,659	$67,847
2023 Notes Conversion Derivative (Liability)	$11,038	$31,985	$68,708
On May 20, 2016, we issued $395 million aggregate principal amount of the 2021 Notes. The holders of the 2021 Notes may convert their 2021 Notes into cash upon the satisfaction of certain circumstances as described in Note 8. At September 27, 2020, the closing price of our ordinary shares was greater than 130% of the 2021 Notes conversion price for 20 or more of the 30 consecutive trading days preceding the quarter-end; and, therefore, the holders of the 2021 Notes may convert the notes during the succeeding calendar quarter period. Due to the ability of the holders of the 2021 Notes to convert the notes during this period, the carrying value of the 2021 Notes and the fair value of the 2021 Notes Conversion Derivative were classified as current liabilities, and the fair value of the 2021 Notes Hedges was classified as current assets as of September 27, 2020. We currently do not expect significant conversions because the 2021 Notes currently trade at a premium to the as-converted value, and a converting holder would forego future interest payments. However, any conversions would reduce our cash resources.
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
Upon the expiration of our warrants issued in connection with the 2021 Notes, we will issue ordinary shares to the purchasers of the warrants to the extent the price of our ordinary shares exceeds the warrant strike price of $30.00 at that time. The following table shows the number of shares that we would issue to warrant counterparties at expiration of the warrants based on the warrants outstanding as of September 27, 2020 assuming various closing prices of our ordinary shares on the date of warrant expiration:

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

(in thousands)
	Fair value of security given a 10% decrease in share price	Fair value of security as of September 27, 2020	Fair value of security given a 10% increase in share price
2021 Notes Hedges (Asset)	$162,283	$206,949	$254,294
2021 Notes Conversion Derivative (Liability)	$123,734	$178,438	$234,267
Foreign Currency Exchange Rate Fluctuations
Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies have in the past and could continue to adversely affect our financial results. During the three and nine months ended September 27, 2020, approximately 18% of our net sales from continuing operations were denominated in foreign currencies, and we expect that foreign currencies will continue to represent a similarly significant percentage of our net sales in the future. The cost of sales related to these sales is primarily denominated in U.S. dollars; however, operating costs related to these sales are largely denominated in the same respective currencies, thereby partially limiting our transaction risk exposure. For sales not denominated in U.S. dollars, an increase in the rate at which a foreign currency is exchanged for U.S. dollars will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases, if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and our competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our prices not being competitive in a market where business is transacted in the local currency.
For the three and nine months ended September 27, 2020, approximately 90% and 89%, respectively, of our net sales denominated in foreign currencies were derived from European Union countries, which are denominated in the euro; from the United Kingdom, which are denominated in the British pound; from Australia which are denominated in the Australian dollar; and from Canada, which are denominated in the Canadian dollar. Additionally, we have significant intercompany receivables, payables, and debt from our foreign subsidiaries that are denominated in foreign currencies, principally the euro, the Japanese yen, the British pound, the Australian dollar, and the Canadian dollar. Our principal exchange rate risk, therefore, exists between the U.S. dollar and the euro, the Japanese yen, the British pound, the Australian dollar, and the Canadian dollar. Fluctuations from the beginning to the end of any given reporting period result in the revaluation of our foreign currency-denominated intercompany receivables, payables, and debt generating currency translation gains or losses that impact our non-operating income and expense levels in the respective period.
A uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which our transactions are denominated would have resulted in an increase in operating income of approximately $0.9 million and $5.9 million for the three and nine months ended September 27, 2020, respectively. This hypothetical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. This sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices, which can also be affected by the change in exchange rates.
ITEM 4. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 27, 2020 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 27, 2020.
Changes in Internal Control Over Financial Reporting
Despite most employees working remotely due to the COVID-19 pandemic, there were no changes in our internal control over financial reporting during the fiscal quarter ended September 27, 2020 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
Patent Litigation
On March 23, 2018, WMT filed suit against Paragon 28, Inc. (Paragon 28) in the United States District Court for the District of Colorado, alleging infringement of ten patents concerning orthopaedic plates, plating systems and instruments, and related methods of use. Our complaint seeks damages, injunctive relief and attorneys’ fees. On June 4, 2018, Paragon 28 filed an amended answer and counterclaim seeking declaratory judgment of non-infringement and invalidity of the patent-in-suit, and attorneys’ fees. On September 28, 2018, WMT filed an amended complaint adding claims against Paragon 28 for misappropriation of trade secrets and related wrongdoing. Paragon 28 filed a motion to dismiss those trade secret-related claims, which WMT opposed. On September 30, 2019, the Court issued an order granting in part and denying in part the motion to dismiss, leaving intact the majority of the trade secret-related claims. A motion for clarification of the order was ruled upon on May 21, 2020, confirming that Paragon 28 had misinterpreted many of the Court’s rulings and leaving intact the majority of the trade secret-related claims as well as the intentional interference with contract claims. On September 30, 2020, the Court issued its claim construction order, substantially adopting WMT’s claim construction positions. In March 2019, Paragon 28 filed four petitions with the Patent Trial and Appeal Board seeking Inter Partes Reviews of some of the asserted claims of four of the ten patents at issue in the lawsuit, which WMT opposed. On September 25, 2019 and October 4, 2019, the Patent Trial and Appeal Board granted Paragon 28’s petitions. Oral arguments were heard on June 18, 2020, and, on September 23 and October 1, 2020, the Patent Trial and Appeal Board issued Final Written Decisions and found all the challenged claims to be unpatentable. WMT is currently evaluating the decisions and considering available options, including a possible appeal.
On April 24, 2020, ConforMIS, Inc. filed suit against WMT and Tornier, Inc. in the United States District Court for the District of Delaware, Case No. 1:20-cv-00562-LPS, alleging that the patient specific instrumentation (PSI) Wright makes available for use in certain shoulder arthroplasty procedures infringes its asserted patents. The suit alleges that shoulder implants and related products, when used together with PSI, also infringe the asserted patents. The suit seeks, among other things, a permanent injunction, statutory damages and treble damages for willful infringement. While we dispute these allegations and are defending the suit vigorously, the parties continue to negotiate and discuss a resolution.
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
Excluding claims resolved in the MoM Settlement Agreements, as of September 27, 2020, there were approximately 251 unresolved metal-on-metal hip cases pending in the U.S. This number includes cases ineligible for settlement under the MoM Settlement Agreements, cases which opted out of such settlements, post-settlement cases, tolled cases, and existing state court cases that were not part of the MDL or JCCP. As of September 27, 2020, we estimate there also were pending approximately 29 unresolved non-U.S. metal-on metal hip cases, 47 unresolved U.S. modular neck cases alleging claims related to the release of metal ions, and zero non-U.S. modular neck cases with metal ion allegations. We also estimate that as of September 27, 2020, there were approximately 506 non-revision claims either dismissed or awaiting dismissal from the MDL and JCCP, which dismissal is a condition of the MoM Settlement Agreements. Although there is a limited time period during which dismissed non-revision claims may be refiled, it is presently unclear how many non-revision claimants will elect to do so. As of September 27, 2020, no dismissed non-revision cases have been refiled.
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
We have received claims for personal injury against us associated with fractures of the PROFEMUR® titanium modular neck product (Titanium Modular Neck Claims). As of September 27, 2020, there were approximately 36 unresolved pending U.S. lawsuits and approximately five unresolved pending non-U.S. lawsuits alleging such claims. These lawsuits generally seek monetary damages.
We are aware that MicroPort has recalled a certain size of its cobalt chrome modular neck product as a result of alleged fractures. As of September 27, 2020, there were fourteen pending U.S. lawsuits and six pending non-U.S. lawsuits against us alleging personal injury resulting from the fractures of a cobalt chrome modular neck. These lawsuits generally seek monetary damages.
On May 18, 2020, certain plaintiffs’ counsel filed a motion to coordinate pre-trial management of cases filed in federal courts involving both titanium and cobalt chrome PROFEMUR® modular necks in a multi-district litigation. We opposed the motion. On August 7, 2020, the Judicial Panel for Multidistrict Litigation granted Plaintiffs’ motion to coordinate and transferred the cases to the United States District Court for the Eastern District of Arkansas. As of September 27, 2020, there are 64 cases pending in this multi-district litigation; six of which are being defended by MicroPort.
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

Stryker Acquisition Related Litigation
On January 15, 2020, John Thompson, a purported shareholder of the Company, filed a putative class action lawsuit against us, members of our board of directors, Stryker B.V., and Stryker Corporation in the United States District Court for the District of Delaware. The lawsuit is captioned Thompson v. Wright Medical Group N.V., et al., Case No. 1:20-cv-00061 (the Thompson Action). The complaint filed in the Thompson Action alleged that we and the members of our board of directors violated federal securities laws and regulations by failing to disclose material information in the Schedule 14D-9 filed in connection with the transactions contemplated by the Stryker purchase agreement, which the plaintiff in the Thompson Action alleged rendered the Schedule 14D-9 false and misleading. In addition, the plaintiff in the Thompson Action alleged that members of our board of directors and Stryker acted as controlling persons of the company within the meaning of and in violation of Section 20(a) of the Exchange Act to influence and control the dissemination of the allegedly defective Schedule 14D-9. The plaintiff in the Thompson Action sought, among other things, an order enjoining consummation of the transactions contemplated by the Stryker purchase agreement; rescission of such transactions if they have already been consummated and rescissory damages; an order directing our board of directors to file a Schedule 14D-9 that does not contain any untrue statements of material fact and that states all material facts required or necessary to make the statements contained therein not misleading; a declaration that the defendants violated certain federal securities laws and regulations; and an award of plaintiff’s costs, including attorneys’ fees and expenses.
On January 31, 2020, William Grubb, a purported shareholder of the Company, filed a lawsuit against us and members of our board of directors in the United States District Court for the Eastern District of New York. The lawsuit is captioned Grubb v. Wright Medical Group N.V., et al., Case No. 1:20-cv-00553 (the Grubb Action). The complaint filed in the Grubb Action alleged that we and the members of our board of directors violated federal securities laws and regulations by failing to disclose material information in the Schedule 14D-9 filed in connection with the transactions contemplated by the Stryker purchase agreement, which the plaintiff in the Grubb Action alleged rendered the Schedule 14D-9 false and misleading. In addition, the plaintiff in the Grubb Action alleged that members of our board of directors acted as controlling persons of the company within the meaning of and in violation of Section 20(a) of the Exchange Act to influence and control the dissemination of the allegedly defective Schedule 14D-9. The plaintiff in the Grubb Action sought, among other things, an order enjoining consummation of the transactions contemplated by the Stryker purchase agreement; rescission of such transactions if they have already been consummated and rescissory damages; a declaration that the defendants violated certain federal securities laws and regulations; and an award of plaintiff’s costs, including attorneys’ fees and expenses.
On April 9, 2020, Gracie Woodward, a purported shareholder of the Company, filed a lawsuit against us and members of our board of directors in the United States District Court for the District of Delaware. The lawsuit is captioned Woodward v. Wright Medical Group N.V., et al., Case No. 1:20-cv-494 (the Woodward Action). The complaint filed in the Woodward Action alleged that we and the members of our board of directors violated federal securities laws and regulations by failing to disclose material information in the Schedule 14D-9 filed in connection with the transactions contemplated by the Stryker purchase agreement, which the plaintiff in the Woodward Action alleged rendered the Schedule 14D-9 false and misleading. In addition, the plaintiff in the Woodward Action alleged that members of our board of directors acted as controlling persons of the company within the meaning of and in violation of Section 20(a) of the Exchange Act to influence and control the dissemination of the allegedly defective Schedule 14D-9. The plaintiff in the Woodward Action sought, among other things, an order enjoining consummation of the transactions contemplated by the Stryker purchase agreement; rescission of such transactions if they have already been consummated and rescissory damages; a declaration that the defendants violated certain federal securities laws and regulations; and an award of plaintiff’s costs, including attorneys’ fees and expenses.
On April 15, 2020, Marcy Curtis, a purported shareholder of the Company, filed a putative class action lawsuit against us, members of our board of directors, Stryker B.V., and Stryker Corporation in the United States District Court for the District of Delaware. That suit is captioned Curtis v. Wright Medical Group N.V., et al., Case No. 1:20-cv-00509 (the Curtis Action). The complaint filed in the Curtis Action alleged that we and the members of our board of directors violated federal securities laws and regulations by failing to disclose material information in the Schedule 14D-9 filed in connection with the transactions contemplated by the Stryker purchase agreement, which the plaintiff in the Curtis Action alleged rendered the Schedule 14D-9 false and misleading. In addition, the plaintiff in the Curtis Action alleged that members of our board of directors and Stryker acted as controlling persons of the company within the meaning of and in violation of Section 20(a) of the Exchange Act to influence and control the dissemination of the allegedly defective Schedule 14D-9. The plaintiff in the Curtis Action sought, among other things, an order enjoining consummation of the transactions contemplated by the Stryker purchase agreement; rescission of such transactions if they have already been consummated and rescissory damages; an order directing our board of directors to file a Schedule 14D-9 that does not contain any untrue statements of material fact and that states all material facts required or necessary to make the statements contained therein not misleading; a declaration that the defendants violated certain federal securities laws and regulations; and an award of plaintiff’s costs, including attorneys’ fees and expenses.
On April 28, 2020, Shiva Stein, a purported shareholder of the Company, filed a lawsuit against us, members of our board of directors, Stryker B.V., and Stryker Corporation in the United States District Court for the District of Delaware. That suit is captioned Stein v. Wright Medical Group N.V., et al., Case No. 1:20-cv-00582 (the Stein Action and, together with the Thompson,

Grubb, Woodward, and Curtis Actions, the Federal Shareholder Actions). The complaint filed in the Stein Action alleged that we, the members of our board of directors, and the Stryker defendants violated federal securities laws and regulations by failing to disclose material information in the Schedule 14D-9 filed in connection with the transactions contemplated by the Stryker purchase agreement, which the plaintiff in the Stein Action alleged rendered the Schedule 14D-9 false and misleading. In addition, the plaintiff in the Stein Action alleged that members of our board of directors acted as controlling persons of the company within the meaning of and in violation of Section 20(a) of the Exchange Act to influence and control the dissemination of the allegedly defective Schedule 14D-9. The plaintiff in the Stein Action sought, among other things, an order enjoining consummation of the transactions contemplated by the Stryker purchase agreement; rescission of such transactions if they have already been consummated and rescissory damages; and an award of plaintiff’s costs, including attorneys’ fees and expenses.
While the Company believed the Federal Shareholder Actions were entirely meritless, to avoid any risk that those litigations might delay or otherwise adversely affect the transactions contemplated by the Stryker purchase agreement, and to minimize costs and risk, the Company filed with the United States Securities and Exchange Commission on September 18, 2020 certain limited supplemental disclosures regarding the transactions contemplated by the Stryker purchase agreement, and the plaintiffs in the Federal Shareholder Actions agreed that such disclosures mooted all of their claims. The Thompson Action, Grubb Action, Curtis Action and Woodward Action were dismissed on September 22, 2020, and the Stein Action was dismissed on September 23, 2020.
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
We may incur additional costs in connection with the defense or settlement of existing and any future shareholder litigation in connection with the proposed Acquisition, including five shareholder lawsuits to date that have been brought against us in connection with the Acquisition, which lawsuits were recently dismissed. See Legal Proceedings for additional information regarding these lawsuits. These lawsuits or other future litigation may adversely affect our ability to complete the proposed Acquisition. We could incur significant costs in connection with any such litigation lawsuits, including costs associated with the indemnification of obligations to our directors.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5. OTHER INFORMATION.
On October 28, 2020, we held an Annual General Meeting of Shareholders (the “Annual General Meeting”). At the Annual General Meeting, Wright’s shareholders considered nine voting proposals, each of which is described in more detail in Wright’s definitive proxy statement for the Annual General Meeting filed with the SEC on September 18, 2020.
The final results of the shareholder voting on each voting proposal brought before the Annual General Meeting were as follows:

	For	Against	Abstain	Broker Non-Votes
Voting proposal no. 1-Appointment of one executive director and eight non-executive directors, each to serve for a term of one year

Appointment of Robert J. Palmisano as executive director	88,707,592	293,258	1,491,370	16,514,564

Appointment of David D. Stevens as non-executive director	87,600,554	1,399,763	1,491,903	16,514,564

Appointment of Gary D. Blackford as non-executive director	87,258,502	1,741,282	1,492,436	16,514,564

Appointment of J. Patrick Mackin as non-executive director	79,671,361	9,328,422	1,492,437	16,514,564

Appointment of John L. Miclot as non-executive director	88,311,164	689,150	1,491,906	16,514,564

Appointment of Kevin C. O’Boyle as non-executive director	86,094,485	2,905,332	1,492,403	16,514,564

Appointment of Amy S. Paul as non-executive director	87,247,278	1,751,841	1,493,101	16,514,564

Appointment of Richard F. Wallman as non-executive director	83,481,948	5,517,867	1,492,405	16,514,564

Appointment of Elizabeth H. Weatherman as non-executive director	88,177,902	790,590	1,523,728	16,514,564

Voting proposal no. 2-Ratification of the appointment of KPMG LLP as Wright’s independent registered public accounting firm for the fiscal year ending December 27, 2020	105,220,143	290,344	1,496,297	—

Voting proposal no. 3-Appointment of KPMG N.V. as the auditor for Wright’s Dutch statutory annual accounts for the fiscal year ending December 27, 2020	105,220,353	289,888	1,496,543	—

Voting proposal no. 4-Adoption of Wright’s statutory annual accounts for the fiscal year ended December 29, 2019	88,874,246	27,228	1,590,746	16,514,564

Voting proposal no. 5-Release of each member of Wright’s board of directors from liability with respect to the exercise of his or her duties during the fiscal year ended December 29, 2019	88,786,015	66,810	1,639,395	16,514,564

	For	Against	Abstain	Broker Non-Votes

Voting proposal no. 6-Renewal of the authority of Wright’s board of directors to repurchase up to 10% of Wright’s issued share capital (including depositary receipts issued for shares) until April 28, 2022 on the open market, through privately negotiated transactions or in one or more self-tender offers for a price per share (or depositary receipt) not less than the nominal value of a share and not higher than 110% of the market price of a share (or depositary receipt) at the time of the transaction	105,075,959	369,892	1,560,933	—

Voting proposal no. 7-Renewal of the authority of the Board of Directors to issue ordinary shares or grant rights to subscribe for ordinary shares up to 20% of our issued and outstanding shares at the time of the issue until October 28, 2022	70,621,124	34,862,517	1,523,143	—

Voting proposal no. 8-Renewal of the authority of the Board of Directors to resolve to exclude or restrict our shareholders’ pre-emptive rights under Dutch law with respect to the ordinary shares and rights to subscribe therefor that the board of directors may issue or grant pursuant to the authority in voting proposal no. 7 above until October 28, 2022	69,355,021	36,124,508	1,527,255	—

Voting proposal no. 9-Approval, on an advisory basis, of our executive compensation	84,268,488	4,563,825	1,659,907	16,514,564
With respect to voting proposal no. 1, Robert J. Palmisano was appointed an executive director and each of David D. Stevens, Gary D. Blackford, J. Patrick Mackin, John L. Miclot, Kevin C. O’Boyle, Amy S. Paul, Richard F. Wallman and Elizabeth H. Weatherman was appointed a non-executive director by Wright’s shareholders by the required vote, in each case to serve for a term ending at Wright’s 2021 Annual General Meeting of Shareholders.
Each of voting proposal nos. 2, 3, 4, 5, 6, 7, 8, and 9 was approved by Wright’s shareholders by the required vote.
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
101
The following materials from Wright Medical Group N.V.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of September 27, 2020 and December 29, 2019, (ii) the Consolidated Statements of Operations for the three and nine months ended September 27, 2020 and September 29, 2019, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 27, 2020 and September 29, 2019, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 27, 2020 and September 29, 2019, (v) the Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended September 27, 2020 and September 29, 2019, and (vi) Notes to Consolidated Financial Statements (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.)
Filed herewith
104	The cover page from Wright Medical Group N.V.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2020 is formatted in iXBRL (Inline eXtensible Business Reporting Language)	Included in Exhibit 101

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
November 2, 2020

WRIGHT MEDICAL GROUP N.V.
By:	/s/ Robert J. Palmisano
Robert J. Palmisano
President and Chief Executive Officer
(principal executive officer)

By:	/s/ Lance A. Berry
Lance A. Berry
Executive Vice President, Chief Financial and Operations Officer
(principal financial officer)